Form 10-Q
period 2015-09-30
Blackstone Group L.P.
filed 2015-11-05
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue

New York, New York 10154

(Address of principal executive offices)(Zip Code)

(212) 583-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the Registrant’s voting common units representing limited partner interests outstanding as of October 30, 2015 was 558,440,339. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of October 30, 2015 was 59,083,468.

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

Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Our funds of hedge funds and hedge funds generally have structures that afford an investor the right to withdraw or redeem their interests on a periodic basis (for example, annually or quarterly), in most cases upon advance written notice, with the majority of our funds requiring from 60 days, up to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. Investment advisory agreements related to separately managed accounts may generally be terminated by an investor on 30 to 90 days’ notice.

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

This report does not constitute an offer of any Blackstone Fund.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	September 30, 2015	December 31, 2014
Assets
Cash and Cash Equivalents	$1,380,404	$1,412,472
Cash Held by Blackstone Funds and Other	854,417	1,808,092
Investments (including assets pledged of $65,493 and $45,764 at September 30, 2015 and December 31, 2014, respectively)	15,298,755	22,765,589
Accounts Receivable	879,262	559,321
Reverse Repurchase Agreements	85,282	—
Due from Affiliates	1,210,658	1,128,408
Intangible Assets, Net	380,303	458,833
Goodwill	1,787,392	1,787,392
Other Assets	369,081	324,760
Deferred Tax Assets	1,373,149	1,252,230

Total Assets	$23,618,703	$31,497,097

Liabilities and Partners’ Capital
Loans Payable	$6,158,702	$8,923,841
Due to Affiliates	1,387,170	1,490,088
Accrued Compensation and Benefits	2,364,880	2,439,257
Securities Sold, Not Yet Purchased	173,707	85,878
Repurchase Agreements	42,102	29,907
Accounts Payable, Accrued Expenses and Other Liabilities	821,871	1,194,579

Total Liabilities	10,948,432	14,163,550

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	183,161	2,441,854

Partners’ Capital
The Blackstone Group L.P. Partners’ Capital
Partners’ Capital (common units: 621,979,987 issued and outstanding as of September 30, 2015; 595,624,855 issued and outstanding as of December 31, 2014)	6,566,990	6,999,830
Appropriated Partners’ Capital	—	81,301
Accumulated Other Comprehensive Loss	(49,890)	(20,864)

Total The Blackstone Group L.P. Partners’ Capital	6,517,100	7,060,267
Non-Controlling Interests in Consolidated Entities	2,369,183	3,415,356
Non-Controlling Interests in Blackstone Holdings	3,600,827	4,416,070

Total Partners’ Capital	12,487,110	14,891,693

Total Liabilities and Partners’ Capital	$23,618,703	$31,497,097

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

	September 30, 2015	December 31, 2014
Assets
Cash Held by Blackstone Funds and Other	$481,251	$1,325,094
Investments	4,711,500	7,759,322
Accounts Receivable	186,005	131,996
Due from Affiliates	37,169	65,124
Other Assets	9,646	48,441

Total Assets	$5,425,571	$9,329,977

Liabilities
Loans Payable	$3,350,923	$6,787,100
Due to Affiliates	78,226	182,107
Accounts Payable, Accrued Expenses and Other	428,401	697,149

Total Liabilities	$3,857,550	$7,666,356

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Management and Advisory Fees, Net	$703,596	$640,949	$1,894,496	$1,833,632

Performance Fees
Realized
Carried Interest	435,189	638,676	2,580,266	1,613,958
Incentive Fees	33,455	35,445	110,775	118,743
Unrealized
Carried Interest	(1,055,920)	222,105	(1,124,010)	1,213,181
Incentive Fees	(50,832)	(6,163)	36,274	112,709

Total Performance Fees	(638,108)	890,063	1,603,305	3,058,591

Investment Income (Loss)
Realized	99,952	91,142	445,705	459,878
Unrealized	(179,298)	38,445	(262,024)	62,754

Total Investment Income (Loss)	(79,346)	129,587	183,681	522,632

Interest and Dividend Revenue	26,244	18,107	70,129	47,516
Other	(813)	720	(2,478)	1,583

Total Revenues	11,573	1,679,426	3,749,133	5,463,954

Expenses
Compensation and Benefits
Compensation	393,655	525,093	1,426,233	1,511,085
Performance Fee Compensation
Realized
Carried Interest	97,798	186,003	628,079	595,702
Incentive Fees	15,062	19,029	49,126	61,173
Unrealized
Carried Interest	(228,697)	164,132	(204,876)	319,158
Incentive Fees	(14,641)	(9,002)	16,450	39,221

Total Compensation and Benefits	263,177	885,255	1,915,012	2,526,339
General, Administrative and Other	158,664	128,015	436,496	400,061
Interest Expense	36,860	31,615	105,644	86,129
Fund Expenses	18,296	10,253	76,845	20,241

Total Expenses	476,997	1,055,138	2,533,997	3,032,770

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	(16,867)	8,682	158,703	217,422

Income (Loss) Before Provision for Taxes	(482,291)	632,970	1,373,839	2,648,606
Provision for Taxes	1,573	79,108	144,168	216,487

Net Income (Loss)	(483,864)	553,862	1,229,671	2,432,119
Net Income (Loss) Attributable to Redeemable
Non-Controlling Interests in Consolidated Entities	(12,520)	(23,328)	8,787	44,950
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	30,671	55,491	179,183	239,513
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	(247,318)	271,194	532,782	1,114,518

Net Income (Loss) Attributable to The Blackstone Group L.P.	$(254,697)	$250,505	$508,919	$1,033,138

Distributions Declared Per Common Unit	$0.74	$0.55	$2.41	$1.48

Net Income (Loss) Per Common Unit
Common Units, Basic	$(0.40)	$0.41	$0.81	$1.70

Common Units, Diluted	$(0.40)	$0.41	$0.80	$1.69

Weighted-Average Common Units Outstanding
Common Units, Basic	638,832,799	611,684,213	632,046,646	606,671,289

Common Units, Diluted	638,832,799	614,978,870	635,439,828	610,221,301

Revenues Earned from Affiliates
Management and Advisory Fees, Net	$48,200	$107,615	$125,143	$262,990

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income (Loss)	$(483,864)	$553,862	$1,229,671	$2,432,119
Other Comprehensive Loss, Net of Tax — Currency Translation Adjustment	(13,413)	(21,663)	(46,325)	(23,393)

Comprehensive Income (Loss)	(497,277)	532,199	1,183,346	2,408,726
Less
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(12,520)	(23,328)	8,787	44,950
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	31,026	48,984	161,884	228,993
Comprehensive Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	(247,318)	271,194	532,782	1,114,518

Comprehensive Income (Loss) Attributable to The Blackstone Group L.P.	$(268,465)	$235,349	$479,893	$1,020,265

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income (Loss)	Total	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2014	595,624,855	$6,999,830	$81,301	$(20,864)	$7,060,267	$3,415,356	$4,416,070	$14,891,693	$2,441,854
Deconsolidation of CLOs and Funds on Adoption of ASU 2015-02	—	—	(90,928)	—	(90,928)	(1,002,728)	—	(1,093,656)	(2,258,289)
Adjustment to Appropriated Partners’ Capital on Adoption of ASU 2014-13	—	—	9,627	—	9,627	—	—	9,627	—
Net Income	—	508,919	—	—	508,919	179,183	532,782	1,220,884	8,787
Currency Translation Adjustment	—	—	—	(29,026)	(29,026)	(39,191)	—	(68,217)	—
Capital Contributions	—	—	—	—	—	294,661	—	294,661	2,354
Capital Distributions	—	(1,502,479)	—	—	(1,502,479)	(473,454)	(1,415,625)	(3,391,558)	(11,545)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	(4,644)	—	(4,644)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	22,049	—	—	22,049	—	—	22,049	—
Equity-Based Compensation	—	315,643	—	—	315,643	—	279,910	595,553	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	12,048,073	(55,860)	—	—	(55,860)	—	(1,903)	(57,763)	—
Excess Tax Benefits Related to Equity-Based Compensation, Net	—	68,481	—	—	68,481	—	—	68,481	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	93,847	—	—	93,847	—	(93,847)	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	14,307,059	116,560	—	—	116,560	—	(116,560)	—	—

Balance at September 30, 2015	621,979,987	$6,566,990	$—	$(49,890)	$6,517,100	$2,369,183	$3,600,827	$12,487,110	$183,161

continued…

See notes to condensed consolidated financial statements

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income (Loss)	Total	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2013	572,592,279	$6,002,592	$300,708	$3,466	$6,306,766	$2,464,047	$3,656,416	$12,427,229	$1,950,442
Transition and Acquisition Adjustments Relating to Consolidation of CLO Entities	—	—	8,398	—	8,398	—	—	8,398	—
Consolidation of Fund Entity	—	—	—	—	—	323,158	—	323,158	30,922
Net Income	—	1,033,138	—	—	1,033,138	239,513	1,114,518	2,387,169	44,950
Allocation of Losses of Consolidated CLO Entities	—	—	(92,020)	—	(92,020)	92,020	—	—	—
Currency Translation Adjustment	—	—	—	(12,873)	(12,873)	(10,520)	—	(23,393)	—
Allocation of Currency Translation Adjustment of Consolidated CLO Entities	—	—	(10,520)	—	(10,520)	10,520	—	—	—
Reclassification of Currency Translation Adjustment Due to Deconsolidation of CLO Entities	—	611	—	—	611	—	—	611	—
Capital Contributions	—	—	—	—	—	400,602	—	400,602	769,548
Capital Distributions	—	(881,651)	—	—	(881,651)	(357,610)	(898,716)	(2,137,977)	(352,383)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	(3,465)	—	(3,465)	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(6)	—	—	(6)	—	—	(6)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	19,310	—	—	19,310	—	—	19,310	—
Equity-Based Compensation	—	333,656	—	—	333,656	—	307,474	641,130	—
Relinquished with Deconsolidation and Liquidation of Partnership	—	—	(82,488)	—	(82,488)	(82)	—	(82,570)	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	6,353,748	(33,076)	—	—	(33,076)	—	(783)	(33,859)	—
Excess Tax Benefits Related to Equity-Based Compensation, Net	—	21,371	—	—	21,371	—	—	21,371	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	3,168	—	—	3,168	—	(3,168)	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	12,810,910	88,946	—	—	88,946	—	(88,946)	—	—

Balance at September 30, 2014	591,756,937	$6,588,059	$124,078	$(9,407)	$6,702,730	$3,158,183	$4,086,795	$13,947,708	$2,443,479

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net Income	$1,229,671	$2,432,119
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Blackstone Funds Related
Unrealized (Appreciation) Depreciation on Investments Allocable to Non-Controlling Interests in Consolidated Entities	258,201	(434,899)
Net Realized Gains on Investments	(3,280,963)	(2,241,242)
Changes in Unrealized Losses on Investments Allocable to The Blackstone Group L.P.	251,411	12,765
Non-Cash Performance Fees	940,745	(936,097)
Non-Cash Performance Fee Compensation	483,795	1,015,254
Equity-Based Compensation Expense	561,454	584,353
Excess Tax Benefits Related to Equity-Based Compensation	(68,481)	(19,320)
Amortization of Intangibles	77,947	76,909
Other Non-Cash Amounts Included in Net Income	147,636	125,602
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Held by Blackstone Funds and Other	953,674	(108,284)
Cash Relinquished in Deconsolidation and Liquidation of Partnership	(442,370)	(470,523)
Accounts Receivable	(246,076)	100,161
Reverse Repurchase Agreements	(85,282)	55,446
Due from Affiliates	(65,367)	263,731
Other Assets	(87,839)	(96,815)
Accrued Compensation and Benefits	(514,677)	(428,574)
Securities Sold, Not Yet Purchased	90,875	(38,793)
Accounts Payable, Accrued Expenses and Other Liabilities	(473,431)	(72,861)
Repurchase Agreements	12,186	(233,029)
Due to Affiliates	(98,156)	11,403
Treasury Cash Management Strategies
Investments Purchased	(3,106,152)	(2,700,900)
Cash Proceeds from Sale of Investments	2,671,905	2,211,242
Blackstone Funds Related
Investments Purchased	(3,263,923)	(5,236,260)
Cash Proceeds from Sale or Pay Down of Investments	5,436,696	8,196,265

Net Cash Provided by Operating Activities	1,383,479	2,067,653

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(58,879)	(21,386)
Changes in Restricted Cash	5,843	5,845

Net Cash Used in Investing Activities	(53,036)	(15,541)

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)—Continued

(Dollars in Thousands)

	Nine Months Ended September 30,
	2015	2014
Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	$(484,965)	$(656,034)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	291,609	1,116,670
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(6)
Payments Under Tax Receivable Agreement	(82,830)	(86,733)
Net Settlement of Vested Common Units and Repurchase of Common and Blackstone Holdings Partnership Units	(57,763)	(33,858)
Excess Tax Benefits Related to Equity-Based Compensation	68,481	19,320
Proceeds from Loans Payable	675,831	491,252
Repayment and Repurchase of Loans Payable	(3,657)	(8,870)
Distributions to Unitholders	(2,918,104)	(1,780,367)
Blackstone Funds Related
Proceeds from Loans Payable	1,325,299	567,635
Repayment of Loans Payable	(175,696)	(1,569,528)

Net Cash Used in Financing Activities	(1,361,795)	(1,940,519)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(716)	(72)

Net Increase (Decrease) in Cash and Cash Equivalents	(32,068)	111,521
Cash and Cash Equivalents, Beginning of Period	1,412,472	831,998

Cash and Cash Equivalents, End of Period	$1,380,404	$943,519

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$112,340	$98,931

Payments for Income Taxes	$111,891	$207,536

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$1,051	$50,183

Non-Cash Distributions to Non-Controlling Interest Holders	$(34)	$(53,959)

Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$(291)	$13,533

Net Assets Related to the Consolidation of CLO Vehicles	$—	$8,398

Net Assets Related to the Consolidation of Certain Fund Entities	$—	$354,080

Notes Issuance Costs	$5,269	$4,375

Transfer of Interests to Non-Controlling Interest Holders	$(4,644)	$(3,465)

Change in The Blackstone Group L.P.’s Ownership Interest	$93,847	$3,168

Net Settlement of Vested Common Units	$135,133	$64,295

Conversion of Blackstone Holdings Partnership Units to Common Units	$116,560	$88,946

Acquisition of Ownership Interests from Non-Controlling Interest Holders Deferred Tax Asset	$(140,110)	$(88,479)

Due to Affiliates	$118,061	$69,169

Partners’ Capital	$22,049	$19,310

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1.	ORGANIZATION

The Blackstone Group L.P., together with its subsidiaries (“Blackstone” or the “Partnership”), is a leading global manager of private capital and provider of financial advisory services. The alternative asset management business includes the management of private equity funds, real estate funds, real estate investment trusts (“REITs”), funds of hedge funds, hedge funds, credit-focused funds, collateralized loan obligation (“CLO”) vehicles, collateralized debt obligation (“CDO”) vehicles, separately managed accounts and registered investment companies (collectively referred to as the “Blackstone Funds”). Blackstone has also historically provided various financial advisory services, including financial and strategic advisory, restructuring and reorganization advisory and fund placement services. Blackstone’s business is organized into five segments: private equity, real estate, hedge fund solutions, credit and financial advisory.

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

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

•

Level I — Quoted prices are available in active markets for identical financial instruments as of the reporting date. The types of financial instruments in Level I include listed equities, listed derivatives and

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

mutual funds with quoted prices. The Partnership does not adjust the quoted price for these investments, even in situations where Blackstone holds a large position and a sale could reasonably impact the quoted price.

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

Private Equity Investments — The fair values of private equity investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), the discounted cash flow method, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are based on unaudited information at the time received. Valuations may be derived by reference to observable valuation measures for comparable companies or transactions (for example, multiplying a key performance metric of the investee company, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Where a discounted cash flow method is used, a terminal value is derived by reference to EBITDA or price/earnings exit multiples.

Real Estate Investments — The fair values of real estate investments are determined by considering projected operating cash flows, sales of comparable assets, if any, and replacement costs, among other measures. The methods used to estimate the fair value of real estate investments include the discounted cash flow method and/or capitalization rates (“cap rates”) analysis. Valuations may be derived by reference to observable valuation measures for comparable companies or assets (for example, multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Where a discounted cash flow method is used, a terminal value is derived by reference to an exit EBITDA multiple or cap rate. Additionally, where applicable, projected distributable cash flow through debt maturity will be considered in support of the investment’s fair value.

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

Securities Sold, Not Yet Purchased are recorded at fair value in the Condensed Consolidated Statements of Financial Condition.

Derivative Instruments

The Partnership recognizes all derivatives as assets or liabilities on its Condensed Consolidated Statements of Financial Condition at fair value. On the date the Partnership enters into a derivative contract, it designates and documents each derivative contract as one of the following: (a) a hedge of a recognized asset or liability (“fair value hedge”), (b) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), (c) a hedge of a net investment in a foreign operation, or (d) a derivative instrument not designated as a hedging instrument (“freestanding derivative”). For a fair value hedge, Blackstone records changes in the fair value of the derivative and, to the extent that it is highly effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in current period earnings in General, Administrative and Other in the Condensed Consolidated Statements of Operations. Changes in the fair value of derivatives designated as hedging instruments caused by factors other than changes in the risk being hedged, which

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

are excluded from the assessment of hedge effectiveness, are recognized in current period earnings. Gains or losses on a derivative instrument that is designated as, and is effective as, an economic hedge of a net investment in a foreign operation are reported in the cumulative translation adjustment section of other comprehensive income to the extent it is effective as a hedge. The ineffective portion of a net investment hedge is recognized in current period earnings.

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

The amended guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. The guidance may have a material impact on Blackstone’s consolidated financial statements if it is determined that both performance fees and carried interest are forms of variable consideration that may not be included in the transaction price. This may significantly delay the recognition of carried interest income and performance fees.

In August 2015, the FASB issued new guidance deferring the effective date of the new revenue recognition standard by one year. The new guidance should be applied for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

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

In August 2015, the FASB issued clarifying guidance on the presentation and subsequent measurement of debt issuance costs associated with the line of credit arrangements. An entity may defer and present debt issuance costs as assets and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance is effective immediately. The guidance did not have a material impact on Blackstone’s consolidated financial statements.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

3.	INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	September 30, 2015	December 31, 2014
Finite-Lived Intangible Assets/Contractual Rights	$1,464,017	$1,464,017
Accumulated Amortization	(1,083,714)	(1,005,184)

Intangible Assets, Net	$380,303	$458,833

Amortization expense associated with Blackstone’s intangible assets was $29.5 million and $77.9 million for the three and nine month periods ended September 30, 2015, respectively, and $25.1 million and $76.9 million for the three and nine month periods ended September 30, 2014, respectively.

Amortization of Intangible Assets held at September 30, 2015 is expected to be $95.6 million, $85.6 million, $46.5 million, $46.5 million, and $46.4 million for each of the years ending December 31, 2015, 2016, 2017, 2018, and 2019, respectively. Blackstone’s intangible assets as of September 30, 2015 are expected to amortize over a weighted-average period of 6.5 years.

4.	INVESTMENTS

Investments consists of the following:

	September 30, 2015	December 31, 2014
Investments of Consolidated Blackstone Funds	$4,743,145	$11,375,407
Equity Method Investments	3,017,850	3,240,825
Blackstone’s Treasury Cash Management Strategies	2,158,590	1,666,061
Performance Fees	5,220,114	6,337,045
Other Investments	159,056	146,251

	$15,298,755	$22,765,589

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $454.4 million and $704.9 million at September 30, 2015 and December 31, 2014, respectively.

Investments of Consolidated Blackstone Funds

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income (Loss) — Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Realized Gains	$51,150	$32,427	$178,662	$66,366
Net Change in Unrealized Losses	(102,340)	(71,525)	(100,597)	(30,406)

Realized and Net Change in Unrealized Gains (Losses) from Consolidated Blackstone Funds	(51,190)	(39,098)	78,065	35,960
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	34,323	47,780	80,638	181,462

Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities	$(16,867)	$8,682	$158,703	$217,422

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

Blackstone evaluates each of its equity method investments to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the nine months ended September 30, 2015 and 2014, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present summarized financial information for any of its equity method investments.

The Partnership recognized net gains (losses) related to its equity method investments of $(89.7) million and $97.1 million for the three months ended September 30, 2015 and 2014, respectively. The Partnership recognized net gains related to its equity method investments of $91.9 million and $330.1 million for the nine months ended September 30, 2015 and 2014, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Realized Gains (Losses)	$(3,003)	$2,142	$(6,606)	$6,307
Net Change in Unrealized Gains (Losses)	(8,984)	(14,541)	(12,922)	1,551

	$(11,987)	$(12,399)	$(19,528)	$7,858

Performance Fees

Performance Fees allocated to the general partner in respect of performance of certain Carry Funds, funds of hedge funds and credit-focused funds were as follows:

	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
Performance Fees, December 31, 2014	$2,215,584	$3,721,751	$15,031	$384,679	$6,337,045
Performance Fees Allocated as a Result of Changes in Fund Fair Values	595,918	882,083	29,019	9,574	1,516,594
Foreign Exchange Loss	—	(20,321)	—	—	(20,321)
Fund Distributions	(1,164,109)	(1,334,908)	(12,526)	(101,661)	(2,613,204)

Performance Fees, September 30, 2015	$1,647,393	$3,248,605	$31,524	$292,592	$5,220,114

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Other Investments

Other Investments consist primarily of proprietary investment securities held by Blackstone. The following table presents Blackstone’s realized and net change in unrealized gains (losses) in other investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Realized Gains (Losses)	$1,282	$(460)	$1,274	$5,152
Net Change in Unrealized Gains (Losses)	(2,779)	239	(3,233)	(6,252)

	$(1,497)	$(221)	$(1,959)	$(1,100)

5.	NET ASSET VALUE AS FAIR VALUE

A summary of fair value by strategy type alongside the remaining unfunded commitments and ability to redeem such investments as of September 30, 2015 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)	Redemption Notice Period
Diversified Instruments	$95,927	$—	(a)	(a)
Credit Driven	271,999	—	(b)	(b)
Event Driven	60,296	—	(c)	(c)
Equity	244	—	(d)	(d)
Commodities	2,454	—	(e)	(e)

	$430,920	$—

(a)	Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 15% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 85% of investments in this category are redeemable as of the reporting date.
(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 34% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 62% of the fair value of the investments in this category are redeemable as of the reporting date. Investments representing 4% of the total fair value in the credit driven category are subject to redemption restrictions such as the investee fund manager’s ability to limit the amount of redemptions.
(c)	The Event Driven category includes investments in hedge funds whose primary investing strategy is to identify certain event-driven investments. Withdrawals are generally not permitted for the investments in this category. Distributions will be received as the underlying investments are liquidated.
(d)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Withdrawals are generally not permitted for the investments in this category. Distributions will be received as the underlying investments are liquidated.
(e)	The Commodities category includes investments in commodities-focused funds that primarily invest in futures and physical-based commodity driven strategies. Withdrawals are generally not permitted for the investments in this category. Distributions will be received as the underlying investments are liquidated.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

6.	DERIVATIVE FINANCIAL INSTRUMENTS

Blackstone and the consolidated Blackstone Funds enter into derivative contracts in the normal course of business to achieve certain risk management objectives and for general investment purposes. Blackstone may enter into derivative contracts in order to hedge its interest rate risk exposure against the effects of interest rate changes. Additionally, Blackstone may also enter into derivative contracts in order to hedge its foreign currency risk exposure against the effects of a portion of its non-U.S. dollar denominated currency net investments. As a result of the use of derivative contracts, Blackstone and the consolidated Blackstone Funds are exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, Blackstone and the consolidated Blackstone Funds enter into contracts with certain major financial institutions, all of which have investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.

Net Investment Hedges

To manage the potential exposure from adverse changes in currency exchange rates arising from Blackstone’s net investment in foreign operations, during December 2014, Blackstone entered into several foreign currency forward contracts to hedge a portion of the net investment in Blackstone’s non-U.S. dollar denominated foreign operations.

Blackstone uses foreign currency forward contracts to hedge portions of Blackstone’s net investments in foreign operations. The gains and losses due to change in fair value attributable to changes in spot exchange rates on foreign currency derivatives designated as net investment hedges were recognized in Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment. For the three months ended September 30, 2015 the resulting loss was $0.1 million. For the nine months ended September 30, 2015, the resulting gain was $5.2 million.

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

	September 30, 2015				December 31, 2014
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Net Investment Hedges
Foreign Currency Contracts	$140	$—	$56,008	$244	$62,078	$523	$—	$—

Freestanding Derivatives
Blackstone — Other Interest Rate Contracts	1,510,139	1,260	1,557,240	11,834	223,886	407	879,412	4,590
Foreign Currency Contracts	181,335	2,443	210,855	1,849	192,163	2,798	148,873	681
Credit Default Swaps	—	—	74,000	6,413	19,500	85	56,000	868
Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	97,169	2,345	107,632	5,975	199,364	8,915	250,244	21,875
Interest Rate Contracts	—	—	—	—	22,659	2,281	—	—
Credit Default Swaps	—	—	87,088	4,454	—	—	91,372	2,514

	1,788,643	6,048	2,036,815	30,525	657,572	14,486	1,425,901	30,528

Total	$1,788,783	$6,048	$2,092,823	$30,769	$719,650	$15,009	$1,425,901	$30,528

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Investment Hedges — Foreign Currency Contracts
Hedge Ineffectiveness	$—	$—	$229	$—

Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$(2,076)	$2,482	$(7,169)	$1,079
Foreign Currency Contracts	53	4,327	8,956	1,346
Credit Default Swaps	646	763	4,427	2,045

Total	$(1,377)	$7,572	$6,214	$4,470

Freestanding Derivatives
Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	$(7,282)	$(111)	$(3,321)	$(4,384)
Foreign Currency Contracts	1,796	(5,253)	(6,449)	(27,197)
Credit Default Swaps	(3,319)	(1,060)	(8,710)	3,738

Total	$(8,805)	$(6,424)	$(18,480)	$(27,843)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

As of September 30, 2015 and December 31, 2014, the Partnership had not designated any derivatives as cash flow hedges.

7.	FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	September 30, 2015	December 31, 2014
Assets
Loans and Receivables	$179,255	$40,397
Equity and Preferred Securities	271,905	102,907
Debt Securities	15,260	—
Assets of Consolidated CLO Vehicles
Corporate Loans	3,194,584	6,279,592
Corporate Bonds	351,674	292,690
Other	—	44,513

	$4,012,678	$6,760,099

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$3,244,579	$6,448,352
Subordinated Notes	111,029	348,752

	$3,355,608	$6,797,104

The following table presents the realized and net change in unrealized gains (losses) on financial instruments on which the fair value option was elected:

	Three Months Ended September 30,
	2015		2014
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$(1,235)	$—	$—
Equity and Preferred Securities	(36)	(3,749)	(468)	(5,870)
Debt Securities	—	(342)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	2,578	(38,888)	384	(41,569)
Corporate Bonds	(988)	(4,578)	174	(4,069)
Other	1,003	(305)	7,620	(1,032)

	$2,557	$(49,097)	$7,710	$(52,540)

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$—	$—	$(1,822)	$(38,651)
Subordinated Notes	—	34,235	—	22,731

	$—	$34,235	$(1,822)	$(15,920)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Nine Months Ended September 30,
	2015		2014
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$(1,832)	$—	$—
Equity and Preferred Securities	(273)	(11,240)	(1,791)	44
Debt Securities	—	(342)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	(2,269)	1,993	(64,251)	7,388
Corporate Bonds	(867)	(62)	(2,012)	(375)
Other	4,276	(3,636)	20,914	18,523

	$867	$(15,119)	$(47,140)	$25,580

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$—	$—	$(5,914)	$(134,289)
Subordinated Notes	—	23,997	—	78,345

	$—	$23,997	$(5,914)	$(55,944)

The following table presents information for those financial instruments for which the fair value option was elected:

	September 30, 2015			December 31, 2014
		For Financial Assets Past Due (a)			For Financial Assets Past Due (a)
	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal
Loans and Receivables	$(7,303)	$—	$—	$(5,323)	$—	$—
Debt Securities	(342)	—	—	—	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	(36,356)	318	(5,897)	(197,580)	4,369	(21,876)
Corporate Bonds	(7,449)	—	—	(7,814)	—	—

	$(51,450)	$318	$(5,897)	$(210,717)	$4,369	$(21,876)

(a)	Corporate Loans and Corporate Bonds within CLO assets are classified as past due if contractual payments are more than one day past due.

As of December 31, 2014, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status. As of September 30, 2015 and December 31, 2014, no Corporate Bonds included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual status.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy and NAV:

	September 30, 2015
	Level I	Level II	Level III	NAV	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$—	$—	$154,183	$154,183
Equity Securities	65,038	53,506	92,311	—	210,855
Partnership and LLC Interests	—	118,342	507,939	—	626,281
Debt Instruments	—	171,179	32,044	—	203,223
Assets of Consolidated CLO Vehicles
Corporate Loans	—	2,992,996	201,588	—	3,194,584
Corporate Bonds	—	347,700	3,974	—	351,674
Freestanding Derivatives — Foreign Currency Contracts	—	2,345	—	—	2,345

Total Investments of Consolidated Blackstone Funds	65,038	3,686,068	837,856	154,183	4,743,145

Blackstone’s Treasury Cash Management Strategies
Investment Funds	235,427	—	—	—	235,427
Equity Securities	242,534	—	—	—	242,534
Debt Instruments	—	1,385,369	44,593	117,790	1,547,752
Other	—	—	—	132,877	132,877

Total Blackstone’s Treasury Cash Management Strategies	477,961	1,385,369	44,593	250,667	2,158,590
Money Market Funds	308,504	—	—	—	308,504
Freestanding Derivatives
Interest Rate Contracts	661	599	—	—	1,260
Foreign Currency Contracts	—	2,443	—	—	2,443
Loans and Receivables	—	—	179,255	—	179,255
Other Investments	29,282	—	103,704	26,070	159,056

	$881,446	$5,074,479	$1,165,408	$430,920	$7,552,253

	September 30, 2015
	Level I	Level II	Level III	Total
Liabilities
Liabilities of Consolidated Funds and CLO Vehicles (a)
Senior Secured Notes (b)	$—	$3,244,579	$—	$3,244,579
Subordinated Notes (b)	—	111,029	—	111,029
Freestanding Derivatives — Foreign Currency Contracts	—	5,975	—	5,975
Freestanding Derivatives — Credit Default Swaps	—	4,454	—	4,454
Net Investment Hedges — Foreign Currency Contracts	—	244	—	244
Freestanding Derivatives
Interest Rate Contracts	3,827	8,007	—	11,834
Foreign Currency Contracts	—	1,849	—	1,849
Credit Default Swaps	—	6,413	—	6,413
Securities Sold, Not Yet Purchased	—	173,707	—	173,707

	$3,827	$3,556,257	$—	$3,560,084

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

The following table summarizes the fair value transfers between Level I and Level II for positions that existed as of September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Transfers from Level I into Level II (a)	$287	$—	$287	$—
Transfers from Level II into Level I (b)	$26,534	$—	$32,312	$67,327

(a)	Transfers out of Level I represent those financial instruments for which restrictions exist and adjustments were made to an otherwise observable price to reflect fair value at the reporting date.
(b)	Transfers into Level I represent those financial instruments for which an unadjusted quoted price in an active market became available for the identical asset.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of September 30, 2015:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds

Equity Securities	$70,957	Discounted Cash Flows	Discount Rate	7.8% - 25.0%	13.2%
			Revenue CAGR	-5% - 60.6%	8.1%
			Exit Multiple - EBITDA	5.0x - 18.2x	9.6x
			Exit Multiple - P/E	10.5x - 17.0x	11.0x
	15,683	Transaction Price	N/A	N/A	N/A
	166	Market Comparable Companies	EBITDA Multiple	6.7x - 7.3x	6.8x
	58	Third Party Pricing	N/A	N/A	N/A
	5,447	Other	N/A	N/A	N/A

Partnership and LLC Interests	465,131	Discounted Cash Flows	Discount Rate	4.4% - 25.7%	9.4%
			Revenue CAGR	-5.8% - 35.6%	8.0%
			Exit Multiple - EBITDA	0.2x - 23.3x	10.5x
			Exit Capitalization Rate	2.6% - 10.5%	6.3%
	28,185	Transaction Price	N/A	N/A	N/A
	12,410	Third Party Pricing	N/A	N/A	N/A
	1,907	Other	N/A	N/A	N/A
	306	Market Comparable	EBITDA Multiple	0.4x	N/A
		Companies

Debt Instruments	9,994	Discounted Cash Flows	Discount Rate	6.5% - 37.1%	14.5%
			Revenue CAGR	7.2% - 20.0%	16.3%
			Exit Multiple - EBITDA	6.3x - 12.0x	10.4x
			Exit Capitalization Rate	1.0% - 4.8%	2.2%
	19,742	Third Party Pricing	N/A	N/A	N/A
	2,043	Transaction Pricing	N/A	N/A	N/A
	265	Market Comparable Companies	EBITDA Multiple	6.4x	N/A

Assets of Consolidated CLO Vehicles	120,373	Third Party Pricing	N/A	N/A	N/A
	84,872	Market Comparable Companies	EBITDA Multiple	3.7x - 9.0x	6.1x
	317	Other	N/A	N/A	N/A

Total Investments of Consolidated Blackstone Funds	837,856

continued ....

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Blackstone’s Treasury Cash Management Strategies	$34,376	Discounted Cash Flows	Default Rate	1.1% - 2.0%	1.9%
			Recovery Rate	30.0% - 70.0%	66.6%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0% - 30.0%	25.4%
			Reinvestment Rate	LIBOR + 350 bps	LIBOR + 396 bps
				LIBOR + 400 bps
			Discount Rate	5.8% - 13.0%	7.5%
	10,217	Third Party Pricing	N/A	N/A	N/A

Loans and Receivables	158,180	Discounted Cash Flows	Discount Rate	11.9% - 16.0%	12.3%
	21,075	Third Party Pricing	N/A	N/A	N/A

Other Investments	85,404	Discounted Cash Flows	Discount Rate	1.4% - 12.5%	3.1%
			Default Rate	2.0%	N/A
			Recovery Rate	70.0%	N/A
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
	453	Market Comparable Companies	EBITDA Multiple	7.0x	N/A
	17,847	Transaction Price	N/A	N/A	N/A

Total	$1,165,408

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2014:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities	$106,727	Discounted Cash Flows	Discount Rate	8.4% - 24.7%	11.8%
			Revenue CAGR	0.7% - 24.4%	7.1%
			Exit Multiple - EBITDA	5.0x - 13.0x	10.1x
			Exit Multiple - P/E	10.5x - 17.0x	11.2x
	67,706	Transaction Price	N/A	N/A	N/A
	163	Market Comparable Companies	EBITDA Multiple	6.7x - 7.6x	6.9x
	45	Third Party Pricing	N/A	N/A	N/A
	4,670	Other	N/A	N/A	N/A

Partnership and LLC Interests	485,748	Discounted Cash Flows	Discount Rate	4.4% - 21.5%	9.5%
			Revenue CAGR	-4.4% - 41.7%	6.5%
			Exit Multiple - EBITDA	1.0x - 19.1x	9.7x
			Exit Capitalization Rate	2.0% - 19.1%	6.8%
	996,199	Transaction Price	N/A	N/A	N/A
	13,793	Third Party Pricing	N/A	N/A	N/A
	682	Other	N/A	N/A	N/A

Debt Instruments	9,570	Discounted Cash Flows	Discount Rate	8.8% - 24.7%	16.1%
			Revenue CAGR	4.7% - 6.8%	5.0%
			Exit Multiple - EBITDA	5.9x - 11.3x	11.0x
			Exit Capitalization Rate	1.0% - 12.4%	9.3%
			Default Rate	2%	N/A
			Recovery Rate	30.0% - 70.0%	66.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
	95,542	Third Party Pricing	N/A	N/A	N/A
	686	Transaction Price	N/A	N/A	N/A
	172	Market Comparable	EBITDA Multiple	6.6x - 7.9x	6.6x
		Companies

Assets of Consolidated CLO Vehicles	318,636	Third Party Pricing	N/A	N/A	N/A
	290,658	Market Comparable	EBITDA Multiple	3.8x - 15.0x	6.1x
		Companies
	3,826	Discounted Cash Flows	Discount Rate	8.0%	N/A

Total Investments of Consolidated Blackstone Funds	2,394,823

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

	Level III Financial Assets at Fair Value Three Months Ended September 30,
	2015				2014
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total
Balance, Beginning of Period	$937,149	$36,440	$151,734	$1,125,323	$2,260,856	$42,725	$167,516	$2,471,097
Transfer Out Due to Deconsolidation	—	—	—	—	(64,634)	—	—	(64,634)
Transfer In to Level III (b)	43,920	—	5,194	49,114	161,332	—	20,452	181,784
Transfer Out of Level III (b)	(143,531)	—	(9,171)	(152,702)	(212,108)	—	(9,913)	(222,021)
Purchases	122,676	144,058	5,240	271,974	165,838	69,255	19,914	255,007
Sales	(139,229)	—	(2,792)	(142,021)	(190,383)	(42,261)	(6,736)	(239,380)
Settlements	—	(1,405)	(140)	(1,545)	—	(526)	(123)	(649)
Changes in Gains (Losses) Included in Earnings and Other Comprehensive Income (Loss)	16,871	162	(1,768)	15,265	11,581	601	(8,733)	3,449

Balance, End of Period	$837,856	$179,255	$148,297	$1,165,408	$2,132,482	$69,794	$182,377	$2,384,653

Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	$(41,807)	$162	$(1,837)	$(43,482)	$(8,606)	$601	$(8,371)	$(16,376)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Assets at Fair Value Nine Months Ended September 30,
	2015				2014
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total
Balance, Beginning of Period (a)	$2,394,821	$40,397	$189,384	$2,624,602	$2,460,908	$137,788	$44,773	$2,643,469
Transfer In Due to Consolidation and Acquisition (d)	—	—	—	—	205,890	—	—	205,890
Transfer Out Due to Deconsolidation	(1,460,538)	—	—	(1,460,538)	(335,357)	—	—	(335,357)
Transfer In to Level III (b)	47,035	—	25,092	72,127	273,934	—	28,424	302,358
Transfer Out of Level III (b)	(181,429)	—	(56,336)	(237,765)	(315,067)	—	(20,657)	(335,724)
Purchases	304,012	150,244	38,579	492,835	346,144	162,899	153,344	662,387
Sales	(321,121)	(9,535)	(39,765)	(370,421)	(618,008)	(230,324)	(14,309)	(862,641)
Settlements	—	(3,485)	(358)	(3,843)	—	(1,170)	(424)	(1,594)
Changes in Gains (Losses) Included in Earnings and Other Comprehensive Income (Loss)	55,076	1,634	(8,299)	48,411	114,038	601	(8,774)	105,865

Balance, End of Period	$837,856	$179,255	$148,297	$1,165,408	$2,132,482	$69,794	$182,377	$2,384,653

Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	$(25,614)	$1,505	$(329)	$(24,438)	$96,217	$601	$(7,199)	$89,619

	Level III Financial Liabilities at Fair Value Three Months Ended September 30,
	2015			2014
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$—	$—	$—	$6,407,838	$474,757	$6,882,595
Transfer In Due to Consolidation and Acquisition (d)	—	—	—	495,610	29,828	525,438
Transfer Out Due to Deconsolidation	—	—	—	(778,461)	(104,049)	(882,510)
Settlements	—	—	—	(570,785)	—	(570,785)
Changes in (Gains) Losses Included in Earnings and Other Comprehensive Income (Loss)	—	—	—	(231,554)	(40,264)	(271,818)

Balance, End of Period	$—	$—	$—	$5,322,648	$360,272	$5,682,920

Changes in Unrealized (Gains) Losses Included in Earnings Related to Liabilities Still Held at the Reporting Date	$—	$—	$—	$(233,376)	$(40,264)	$(273,640)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Liabilities at Fair Value Nine Months Ended September 30,
	2015			2014
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$6,448,352	$348,752	$6,797,104	$8,302,572	$610,435	$8,913,007
Transfer In Due to Consolidation and Acquisition (d)	—	—	—	967,629	116,009	1,083,638
Transfer Out Due to Deconsolidation	(4,168,405)	(261,934)	(4,430,339)	(2,231,853)	(277,301)	(2,509,154)
Transfer Out Due to Amended CLO Guidance (e)	(2,279,947)	(86,818)	(2,366,765)	—	—	—
Issuances	—	—	—	32,197	10,000	42,197
Settlements	—	—	—	(1,569,416)	(110)	(1,569,526)
Changes in (Gains) Losses Included in Earnings and Other Comprehensive Income (Loss)	—	—	—	(178,481)	(98,761)	(277,242)

Balance, End of Period	$—	$—	$—	$5,322,648	$360,272	$5,682,920

Changes in Unrealized (Gains) Losses Included in Earnings Related to Liabilities Still Held at the Reporting Date	$—	$—	$—	$(184,395)	$(98,761)	$(283,156)

(a)	Beginning of period 2015 balances have been adjusted to remove investments for which fair value is based on NAV. Pursuant to amended fair value guidance, disclosure in the fair value hierarchy is no longer required.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
(c)	Represents Blackstone’s Treasury Cash Management Strategies and Other Investments.
(d)	Represents the transfer into Level III of financial assets and liabilities as a result of the consolidation of certain fund entities.
(e)	Transfers out due to amended CLO measurement guidance represents the transfer out of Level III for liabilities of consolidated CLO vehicles for which fair value is based on the more observable fair value of CLO assets. Such liabilities are classified as Level II within the fair value hierarchy. As the guidance was adopted as of January 1, 2015, there are no transfers for the three months ending September 30, 2015.

9.	VARIABLE INTEREST ENTITIES

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

	September 30, 2015	December 31, 2014
Investments	$567,452	$776,079
Accounts Receivable	21,029	125,316
Due from Affiliates	42,931	53,751

Total VIE Assets	631,412	955,146
Due to Affiliates	203	108
Accounts Payable, Accrued Expenses and Other Liabilities	57	124
Potential Clawback Obligation	56,762	206,725

Maximum Exposure to Loss	$688,434	$1,162,103

10.	REVERSE REPURCHASE AND REPURCHASE AGREEMENTS

At September 30, 2015, the Partnership received securities, primarily U.S. and non-U.S. government and agency securities, asset-backed securities and corporate debt, with a fair value of $84.8 million as collateral for reverse repurchase agreements that could be repledged, delivered or otherwise used. Securities with a fair value of $84.8 million and cash were used to cover Securities Sold, Not Yet Purchased. The Partnership also pledged securities with a carrying value of $65.5 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table provides information regarding the Partnership’s Repurchase Agreements obligation by type of collateral pledged as of September 30, 2015:

	September 30, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$42,102	$—	$—	$42,102

Total	$—	$42,102	$—	$—	$42,102

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$42,102

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

11.	OFFSETTING OF ASSETS AND LIABILITIES

The following tables present the offsetting of assets and liabilities as of September 30, 2015:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$3,703	$1,676	$826	$1,201
Reverse Repurchase Agreements	85,282	84,828	—	454

Total	$88,985	$86,504	$826	$1,655

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities
Net Investment Hedges	$244	$—	$—	$244
Freestanding Derivatives	24,550	1,676	17,480	5,394
Repurchase Agreements	42,102	41,433	669	—

Total	$66,896	$43,109	$18,149	$5,638

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

Reverse Repurchase Agreements and Repurchase Agreements are presented separately on the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	September 30, 2015	December 31, 2014
Furniture, Equipment and Leasehold Improvements, Net	$174,028	$135,740
Prepaid Expenses	151,356	102,503
Other Assets	39,994	82,704
Freestanding Derivatives	3,703	3,290
Net Investment Hedges	—	523

	$369,081	$324,760

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition and are not a significant component thereof.

Notional Pooling Arrangement

Blackstone has entered into a notional cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of September 30, 2015, the aggregate cash balance on deposit relating to the cash pooling arrangement was $1.2 billion, which was fully offset with an accompanying overdraft.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

12.	BORROWINGS

The carrying value and fair value of the Blackstone issued notes, included in Loans Payable within the Condensed Consolidated Statements of Financial Condition, were:

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value (a)	Carrying Value (c)	Fair Value (a)
Blackstone Issued 6.625%, $600 Million Par, Notes Due 8/15/2019 (b)	$616,925	$681,876	$622,552	$684,158
Blackstone Issued 5.875%, $400 Million Par, Notes Due 3/15/2021	$397,627	$459,960	$397,357	$462,360
Blackstone Issued 4.750%, $400 Million Par, Notes Due 2/15/2023	$391,998	$434,960	$391,344	$436,240
Blackstone Issued 6.250%, $250 Million Par, Notes Due 8/15/2042	$237,605	$295,100	$237,487	$307,125
Blackstone Issued 5.000%, $500 Million Par, Notes Due 6/15/2044	$487,960	$515,500	$487,966	$527,500
Blackstone Issued 4.450%, $350 Million Par, Notes Due 7/15/2045	$343,777	$332,780	$—	$—
Blackstone Issued 2.000%, €300 Million Par, Notes Due 5/19/2025	$331,854	$329,978	$—	$—

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
(b)	The carrying and fair values are determined using the original $600 million par amount less $15 million attributable to these notes which were acquired but not retired by Blackstone during 2012.
(c)	The carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct deduction from the related liability for all periods presented in accordance with amended guidance on simplifying the presentation of such costs.

Included within Loans Payable and Due to Affiliates within the Condensed Consolidated Statements of Financial Condition are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. Borrowings through the consolidated CLO vehicles consisted of the following:

	September 30, 2015				December 31, 2014
	Borrowing Outstanding	Weighted- Average Interest Rate		Weighted- Average Remaining Maturity in Years	Borrowing Outstanding	Weighted- Average Interest Rate		Weighted- Average Remaining Maturity in Years
Senior Secured Notes	$3,276,326	1.91%		5.1	$6,594,266	1.27%		3.8
Subordinated Notes	207,851	(a	)	N/A	740,050	(a	)	N/A

	$3,484,177				$7,334,316

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Senior Secured Notes and Subordinated Notes comprise the following amounts:

	September 30, 2015			December 31, 2014
		Amounts Due to Non- Consolidated Affiliates			Amounts Due to Non- Consolidated Affiliates
	Fair Value	Borrowing Outstanding	Fair Value	Fair Value	Borrowing Outstanding	Fair Value
Senior Secured Notes	$3,244,579	$—	$—	$6,448,352	$2,500	$2,504
Subordinated Notes	$111,029	$10,000	$8,851	$348,752	$24,200	$14,377

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of September 30, 2015 and December 31, 2014, the fair value of the consolidated CLO assets was $4.1 billion and $8.0 billion, respectively. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities.

Scheduled principal payments for borrowings as of September 30, 2015 were as follows:

	Operating Borrowings	Blackstone Fund Facilities/CLO Vehicles	Total Borrowings
2015	$—	$4,166	$4,166
2016	—	—	—
2017	—	380,922	380,922
2018	—	—	—
2019	585,000	—	585,000
Thereafter	2,237,470	3,103,255	5,340,725

Total	$2,822,470	$3,488,343	$6,310,813

13.	INCOME TAXES

Blackstone’s effective tax rate was -0.3% and 12.5% for the three months ended September 30, 2015 and 2014, respectively, and 10.5% and 8.2% for the nine months ended September 30, 2015 and 2014, respectively. Blackstone’s income tax provision was $1.6 million and $79.1 million for the three months ended September 30, 2015 and 2014, respectively, and $144.2 million and $216.5 million for the nine months ended September 30, 2015 and 2014, respectively.

Blackstone’s effective tax rate for the three and nine months ended September 30, 2015 and 2014 was substantially due to the following: (a) certain corporate subsidiaries are subject to federal, state, local and foreign income taxes as applicable and other subsidiaries are subject to New York City unincorporated business taxes, and (b) a portion of compensation charges are not deductible for tax purposes.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

14.	NET INCOME (LOSS) PER COMMON UNIT

Basic and diluted net income (loss) per common unit for the three and nine months ended September 30, 2015 and September 30, 2014 was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income (Loss) Attributable to The
Blackstone Group L.P.	$(254,697)	$250,505	$508,919	$1,033,138

Basic Net Income (Loss) Per Common Unit
Weighted-Average Common Units Outstanding	638,832,799	611,684,213	632,046,646	606,671,289

Basic Net Income (Loss) Per Common Unit	$(0.40)	$0.41	$0.81	$1.70

Diluted Net Income (Loss) Per Common Unit
Weighted-Average Common Units Outstanding	638,832,799	611,684,213	632,046,646	606,671,289
Weighted-Average Unvested Deferred Restricted Common Units	—	3,294,657	3,393,182	3,550,012

Weighted-Average Diluted Common Units Outstanding	638,832,799	614,978,870	635,439,828	610,221,301

Diluted Net Income (Loss) Per Common Unit	$(0.40)	$0.41	$0.80	$1.69

The following table summarizes the anti-dilutive securities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted-Average Unvested Deferred Restricted Common Units	1,913,028	(a)	(a)	(a)
Weighted-Average Blackstone Holdings Partnership Units	550,983,910	539,856,777	551,860,289	544,426,162

(a)	These units were dilutive and were included in the diluted per common unit calculation for the applicable period.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

During the nine months ended September 30, 2015 and 2014, no units were repurchased. As of September 30, 2015, the amount remaining available for repurchases under this program was $335.8 million.

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

For the three and nine months ended September 30, 2015, the Partnership recorded compensation expense of $78.8 million and $561.5 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $9.0 million and $36.0 million, respectively. For the three and nine months ended September 30, 2014, the Partnership recorded compensation expense of $202.8 million and $584.4 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $6.3 million and $19.9 million, respectively. As of September 30, 2015, there was $1.1 billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 5.2 years.

Total vested and unvested outstanding units, including Blackstone common units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,192,166,487 as of September 30, 2015. Total outstanding unvested phantom units were 27,326 as of September 30, 2015.

A summary of the status of the Partnership’s unvested equity-based awards as of September 30, 2015 and of changes during the period January 1, 2015 through September 30, 2015 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2014	33,498,237	$26.19	17,569,372	$16.95	1,455	$31.95
Granted	28,207,130	38.76	5,171,322	35.74	16,312	35.31
Vested	(19,681,411)	29.62	(7,536,719)	17.93	(815)	32.62
Forfeited	(934,536)	23.49	(228,735)	21.01	—	—
Exchanged	—	—	(10,374)	28.23	10,374	28.23

Balance, September 30, 2015	41,089,420	$33.24	14,964,866	$22.88	27,326	$32.53

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Units Expected to Vest

The following unvested units, after expected forfeitures, as of September 30, 2015, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	33,291,174	4.6
Deferred Restricted Blackstone Common Units	12,633,401	2.1

Total Equity-Based Awards	45,924,575	3.9

Phantom Units	18,457	4.0

Equity-Based Awards with Performance Conditions

The Partnership has also granted certain equity-based awards with performance requirements. These awards are based on the performance of certain businesses over a three to five year period beginning January 2012, relative to a predetermined threshold. Blackstone has determined that it is probable that the relevant performance thresholds will be exceeded in future periods and, therefore, has recorded compensation expense since the beginning of the performance period of $3.4 million.

16.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Due from Affiliates and Due to Affiliates consisted of the following:

	September 30, 2015	December 31, 2014
Due from Affiliates
Accrual for Potential Clawback of Previously Distributed Carried Interest	$495	$2,518
Primarily Interest Bearing Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees for Investments in Blackstone Funds	279,592	237,341
Amounts Due from Portfolio Companies and Funds	375,633	372,820
Investments Redeemed in Non-Consolidated Funds of Hedge Funds	4,456	32,020
Management and Performance Fees Due from Non-Consolidated Funds	360,291	355,657
Payments Made on Behalf of Non-Consolidated Entities	169,049	111,796
Advances Made to Certain Non-Controlling Interest Holders and Blackstone Employees	21,142	16,256

	$1,210,658	$1,128,408

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	September 30, 2015	December 31, 2014
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,272,807	$1,234,890
Accrual for Potential Repayment of Previously Received Performance Fees	1,177	3,889
Due to Note Holders of Consolidated CLO Vehicles	8,851	16,881
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	21,222	21,266
Payable to Affiliates for Consolidated Funds	—	22,447
Distributions Received on Behalf of Blackstone Entities	72,431	176,304
Payments Made by Non-Consolidated Entities	10,682	14,411

	$1,387,170	$1,490,088

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties

The founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of September 30, 2015 and December 31, 2014, such investments aggregated $789.6 million and $1.0 billion, respectively. Their share of the Net Income (Loss) Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $(20.0) million and $40.0 million for the three months ended September 30, 2015 and 2014, respectively, and $61.1 million and $135.7 million for the nine months ended September 30, 2015 and 2014, respectively.

Revenues Earned from Affiliates

Management and Advisory Fees, Net earned from affiliates totaled $48.2 million and $107.6 million for the three months ended September 30, 2015 and 2014, respectively. Management and Advisory Fees, Net earned from affiliates totaled $125.1 million and $263.0 million for the nine months ended September 30, 2015 and 2014, respectively. Fees relate primarily to transaction and monitoring fees which are negotiated in the ordinary course of fundraising and investment activities.

Loans to Affiliates

Loans to affiliates consist of interest bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $0.8 million and $1.0 million for the three months ended September 30, 2015 and 2014, respectively, and $4.0 million and $2.1 million for the nine months ended September 30, 2015 and 2014, respectively.

Contingent Repayment Guarantee

Blackstone and its personnel who have received Carried Interest distributions have guaranteed payment on a several basis (subject to a cap) to the Carry Funds of any clawback obligation with respect to the excess Carried Interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of

Previously Received Performance Fees represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Carry Funds were to be

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

liquidated based on the fair value of their underlying investments as of September 30, 2015. See Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.

Aircraft and Other Services

In the normal course of business, Blackstone personnel have made use of aircraft owned as personal assets by Stephen A. Schwarzman and an aircraft owned jointly as a personal asset by Hamilton E. James, Blackstone’s President and Chief Operating Officer, and Jonathan D. Gray, Blackstone’s Global Head of Real Estate and a Director of Blackstone (each such aircraft, “Personal Aircraft”). Mr. Schwarzman paid for his purchases of his Personal Aircraft himself and bears all operating, personnel and maintenance costs associated with their operation. Each of Mr. James and Mr. Gray paid for his respective interest in their jointly owned Personal Aircraft and bears all operating, personnel and maintenance costs associated with its operation. Payment by Blackstone for the use of the Personal Aircraft by Blackstone employees is made based on market rates.

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

Assuming no material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.3 billion over the next 15 years. The after-tax net present value of these estimated payments totals $411.7 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

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

Commitments

Investment Commitments

Blackstone had $2.2 billion of investment commitments as of September 30, 2015 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $34.9 million as of September 30, 2015 which includes $22.9 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $24.0 million as of September 30, 2015.

The Blackstone Holdings Partnerships provide guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to Blackstone Group International Partners LLP. The amount guaranteed as of September 30, 2015 was $117.0 million.

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

The following table presents the clawback obligations by segment:

	September 30, 2015			December 31, 2014
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Real Estate	$—	$—	$—	$130	$1,647	$1,777
Credit	682	495	1,177	1,241	871	2,112

Total	$682	$495	$1,177	$1,371	$2,518	$3,889

A portion of the Carried Interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At September 30, 2015, $551.6 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

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

•

Financial Advisory — Blackstone’s Financial Advisory segment comprises financial and strategic advisory services, restructuring and reorganization advisory services, capital markets services and Park Hill Group, which provides fund placement services for alternative investment funds.

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

On October 1, 2015, Blackstone completed the previously-announced spin-off of the operations that have historically constituted Blackstone’s Financial Advisory segment, other than Blackstone’s capital markets services business. Blackstone’s capital markets services business was retained and was not part of the spin-off. The financial and strategic advisory services, restructuring and reorganization advisory services and Park Hill Group businesses were spun-off from Blackstone and combined with PJT Capital LP, an independent financial advisory firm founded by Paul J. Taubman, to form an independent, publicly traded company called PJT Partners Inc. Each common unitholder of Blackstone received one share of Class A common stock of PJT Partners Inc. for every 40 common units of Blackstone held by such unitholder on the record date.

As this transaction closed on October 1, 2015, the first day of the fourth fiscal quarter, the condensed consolidated financial statements of Blackstone as of September 30, 2015 and for the three and nine month periods then ended include the financial position, results of operations and cash flows for the operations that were spun-off.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s five segments for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net Base Management Fees	$128,452	$175,710	$133,592	$126,533	$—	$564,287
Advisory Fees	—	—	—	—	146,153	146,153
Transaction and Other Fees, Net	9,358	21,390	219	1,289	147	32,403
Management Fee Offsets	(12,262)	(10,147)	(507)	(11,260)	—	(34,176)

Total Management and Advisory Fees, Net	125,548	186,953	133,304	116,562	146,300	708,667

Performance Fees
Realized
Carried Interest	214,532	169,051	—	51,606	—	435,189
Incentive Fees	—	3,879	2,783	28,123	—	34,785
Unrealized
Carried Interest	(809,363)	(128,854)	(5,394)	(112,366)	—	(1,055,977)
Incentive Fees	—	2,784	(29,711)	(26,419)	—	(53,346)

Total Performance Fees	(594,831)	46,860	(32,322)	(59,056)	—	(639,349)

Investment Income (Loss)
Realized	46,917	39,821	(468)	1,735	(479)	87,526
Unrealized	(110,689)	(95,382)	(6,411)	(10,177)	(998)	(223,657)

Total Investment Loss	(63,772)	(55,561)	(6,879)	(8,442)	(1,477)	(136,131)
Interest and Dividend Revenue	8,119	11,057	4,136	6,053	6,094	35,459
Other	471	(938)	(66)	(73)	(235)	(841)

Total Revenues	(524,465)	188,371	98,173	55,044	150,682	(32,195)

Expenses
Compensation and Benefits Compensation	69,522	99,255	44,408	51,324	65,066	329,575
Performance Fee Compensation Realized
Carried Interest	16,303	52,546	—	28,950	—	97,799
Incentive Fees	—	1,838	(436)	13,659	—	15,061
Unrealized
Carried Interest	(141,448)	(23,018)	(3,041)	(61,190)	—	(228,697)
Incentive Fees	—	5,215	(7,011)	(12,846)	—	(14,642)

Total Compensation and Benefits	(55,623)	135,836	33,920	19,897	65,066	199,096
Other Operating Expenses	43,693	42,050	24,147	24,898	22,777	157,565

Total Expenses	(11,930)	177,886	58,067	44,795	87,843	356,661

Economic Income (Loss)	$(512,535)	$10,485	$40,106	$10,249	$62,839	$(388,856)

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income (Loss) Before Provision for Taxes for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015				Three Months Ended September 30, 2014
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$(32,195)	$43,768	(a)	$11,573	$1,653,903	$25,523	(a)	$1,679,426
Expenses	$356,661	$120,336	(b)	$476,997	$816,028	$239,110	(b)	$1,055,138
Other Income (Loss)	$—	$(16,867)	(c)	$(16,867)	$—	$8,682	(c)	$8,682
Economic Income (Loss)	$(388,856)	$(93,435)	(d)	$(482,291)	$837,875	$(204,905)	(d)	$632,970

(a)	The Revenues adjustment represents management and performance fees earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues and non-segment related Investment Income (Loss), which is included in Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income (Loss) adjustment results from the following:

	Three Months Ended September 30,
	2015	2014
Fund Management Fees and Performance Fees Eliminated in Consolidation and Transactional Investment Loss	$(45,027)	$(25,613)
Fund Expenses Added in Consolidation	10,175	7,649
Non-Controlling Interests in Income of Consolidated Entities	18,151	32,163
Transaction-Related Other Income	(166)	(5,517)

Total Consolidation Adjustments and Reconciling Items	$(16,867)	$8,682

(d)	The reconciliation of Economic Income (Loss) to Income (Loss) Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended September 30,
	2015	2014
Economic Income (Loss)	$(388,856)	$837,875

Adjustments
Amortization of Intangibles	(30,624)	(27,828)
IPO and Acquisition-Related Charges	(80,962)	(209,240)
Non-Controlling Interests in Income of Consolidated Entities	18,151	32,163

Total Consolidation Adjustments and Reconciling Items	(93,435)	(204,905)

Income (Loss) Before Provision (Benefit) for Taxes	$(482,291)	$632,970

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s segments as of and for the nine months ended September 30, 2015 and 2014:

	September 30, 2015 and the Nine Months Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$358,753	$468,801	$394,445	$375,177	$—	$1,597,176
Advisory Fees	—	—	—	—	307,389	307,389
Transaction and Other Fees, Net	17,586	58,116	244	4,806	452	81,204
Management Fee Offsets	(26,239)	(20,441)	(1,395)	(22,480)	—	(70,555)

Total Management and Advisory Fees, Net	350,100	506,476	393,294	357,503	307,841	1,915,214

Performance Fees
Realized
Carried Interest	1,144,085	1,344,283	—	91,898	—	2,580,266
Incentive Fees	—	5,822	30,214	76,238	—	112,274
Unrealized
Carried Interest	(548,114)	(498,481)	2,620	(80,099)	—	(1,124,074)
Incentive Fees	—	12,788	33,571	(10,774)	—	35,585

Total Performance Fees	595,971	864,412	66,405	77,263	—	1,604,051

Investment Income (Loss)
Realized	141,991	196,597	(12,600)	6,695	(868)	331,815
Unrealized	(101,503)	(165,563)	104	(530)	(39)	(267,531)

Total Investment Income (Loss)	40,488	31,034	(12,496)	6,165	(907)	64,284
Interest and Dividend Revenue	23,403	31,313	12,055	17,642	12,523	96,936
Other	1,161	(3,838)	(1,214)	3,454	(1,303)	(1,740)

Total Revenues	1,011,123	1,429,397	458,044	462,027	318,154	3,678,745

Expenses
Compensation and Benefits Compensation	206,690	263,573	146,353	148,325	183,824	948,765
Performance Fee Compensation Realized
Carried Interest	162,287	415,210	—	50,582	—	628,079
Incentive Fees	—	2,865	11,745	34,515	—	49,125
Unrealized
Carried Interest	11,098	(171,661)	1,036	(45,349)	—	(204,876)
Incentive Fees	—	8,020	12,404	(3,974)	—	16,450

Total Compensation and Benefits	380,075	518,007	171,538	184,099	183,824	1,437,543
Other Operating Expenses	144,906	125,539	65,852	70,273	62,678	469,248

Total Expenses	524,981	643,546	237,390	254,372	246,502	1,906,791

Economic Income	$486,142	$785,851	$220,654	$207,655	$71,652	$1,771,954

Segment Assets as of September 30, 2015	$5,616,177	$7,528,157	$1,763,698	$2,775,812	$954,220	$18,638,064

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income (Loss) Before Provision for Taxes and Total Assets as of and for the nine months ended September 30, 2015 and 2014:

	September 30, 2015 and the Nine Months Then Ended			Nine Months Ended September 30, 2014
	Total Segments	Consolidation Adjustments and Reconciling Items	Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items	Blackstone Consolidated
Revenues	$3,678,745	$70,388(a)	$3,749,133	$5,399,681	$64,273(a)	$5,463,954
Expenses	$1,906,791	$627,206(b)	$2,533,997	$2,385,565	$647,205(b)	$3,032,770
Other Income	$—	$158,703(c)	$158,703	$—	$217,422(c)	$217,422
Economic Income (Loss)	$1,771,954	$(398,115)(d)	$1,373,839	$3,014,116	$(365,510)(d)	$2,648,606
Total Assets	$18,638,064	$4,980,639(e)	$23,618,703

(a)	The Revenues adjustment represents management and performance fees earned from Blackstone Funds that were eliminated in consolidation to arrive at Blackstone consolidated revenues and non-segment related Investment Income (Loss), which is included in Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Nine Months Ended September 30,
	2015	2014
Fund Management Fees and Performance Fees Eliminated in Consolidation and Transactional Investment Loss	$(80,519)	$(64,531)
Fund Expenses Added in Consolidation	53,218	7,668
Non-Controlling Interests in Income of Consolidated Entities	187,970	284,463
Transaction-Related Other Income	(1,966)	(10,178)

Total Consolidation Adjustments and Reconciling Items	$158,703	$217,422

(d)	The reconciliation of Economic Income to Income Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Nine Months Ended September 30,
	2015	2014
Economic Income	$1,771,954	$3,014,116

Adjustments
Amortization of Intangibles	(81,243)	(85,141)
IPO and Acquisition-Related Charges	(504,842)	(564,832)
Non-Controlling Interests in Income of Consolidated Entities	187,970	284,463

Total Consolidation Adjustments and Reconciling Items	(398,115)	(365,510)

Income Before Provision for Taxes	$1,373,839	$2,648,606

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

19.	SUBSEQUENT EVENTS

There have been no events since September 30, 2015 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

ITEM 1A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	September 30, 2015
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$1,380,404	$—	$—	$1,380,404
Cash Held by Blackstone Funds and Other	371,235	483,182	—	854,417
Investments	11,049,422	4,736,879	(487,546)	15,298,755
Accounts Receivable	664,041	215,221	—	879,262
Reverse Repurchase Agreements	85,282	—	—	85,282
Due from Affiliates	1,184,972	36,580	(10,894)	1,210,658
Intangible Assets, Net	380,303	—	—	380,303
Goodwill	1,787,392	—	—	1,787,392
Other Assets	361,864	7,217	—	369,081
Deferred Tax Assets	1,373,149	—	—	1,373,149

Total Assets	$18,638,064	$5,479,079	$(498,440)	$23,618,703

Liabilities and Partners’ Capital
Loans Payable	$2,807,747	$3,350,955	$—	$6,158,702
Due to Affiliates	1,312,784	89,348	(14,962)	1,387,170
Accrued Compensation and Benefits	2,364,862	18	—	2,364,880
Securities Sold, Not Yet Purchased	87,685	86,022	—	173,707
Repurchase Agreements	—	42,102	—	42,102
Accounts Payable, Accrued Expenses and Other Liabilities	494,840	327,031	—	821,871

Total Liabilities	7,067,918	3,895,476	(14,962)	10,948,432

Redeemable Non-Controlling Interests in Consolidated Entities	—	183,161	—	183,161

Partners’ Capital
Partners’ Capital	6,567,728	483,439	(484,177)	6,566,990
Accumulated Other Comprehensive Income (Loss)	(50,589)	—	699	(49,890)
Non-Controlling Interests in Consolidated Entities	1,452,180	917,003	—	2,369,183
Non-Controlling Interests in Blackstone Holdings	3,600,827	—	—	3,600,827

Total Partners’ Capital	11,570,146	1,400,442	(483,478)	12,487,110

Total Liabilities and Partners’ Capital	$18,638,064	$5,479,079	$(498,440)	$23,618,703

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

Our Business

Blackstone is one of the largest independent managers of private capital in the world. We have historically also provided a wide range of financial advisory services, including financial advisory, restructuring and reorganization advisory and fund placement services (see “—Significant Transactions” for additional information on the spin-off of these businesses).

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

•

Financial Advisory. Our Financial Advisory segment includes financial and strategic advisory services, restructuring and reorganization advisory services, capital markets services and fund placement services for alternative investment funds.

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

Global equity indices were down sharply during the third quarter of 2015. In the U.S., the S&P 500 Index declined 7% and the Chicago Board Options Exchange volatility index reached its highest levels since 2011, driven primarily by investor concerns over slowing global economic growth. The Federal Reserve, once widely expected to raise interest rates as early as the third quarter of 2015, decided to hold interest rates steady at its most recent meeting in light of global market developments and persistent low levels of inflation.

Concerns about global growth prospects and uncertainty on interest rates also weighed on credit markets. While base rates in the U.S. remained at historically low levels, high yield spreads widened year-over-year and high-yield issuance fell. Global equity capital market activity for both initial public offerings and follow-on offerings fell significantly year-over-year in the midst of heightened market volatility and significant index declines. However, merger and acquisition markets remained active globally in the third quarter, making the first nine months of 2015 the strongest for worldwide deal activity since 2007.

Significant Transactions

On October 1, 2015, Blackstone completed the previously-announced spin-off of the operations that have historically constituted Blackstone’s Financial Advisory segment, other than Blackstone’s capital markets services business. Blackstone’s capital markets services business was retained and was not part of the spin-off. The financial and strategic advisory services, restructuring and reorganization advisory services and Park Hill Group businesses were spun-off from Blackstone and combined with PJT Capital LP, an independent financial advisory firm founded by Paul J. Taubman, to form an independent, publicly traded company called PJT Partners Inc.

On October 1, 2015, Blackstone formed a new holding partnership, Blackstone Holdings AI L.P., which will hold certain operating entities and operate in a manner similar to the existing Blackstone Holdings Partnerships.

On May 19, 2015, Blackstone issued €300 million in aggregate principal amount of 2.000% senior notes which will mature on May 19, 2025.

On April 27, 2015, Blackstone issued $350 million in aggregate principal amount of 4.450% senior notes which will mature on July 15, 2045.

Organizational Structure

The simplified diagram below depicts our organizational structure as of September 30, 2015. The diagram does not depict all of our subsidiaries, including intermediate holding companies through which certain of the subsidiaries depicted are held.

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

Effective January 1, 2015, Blackstone redefined FRE to exclude Interest Income and Dividend Revenue, Interest Expense and Investment Income (Loss)—Blackstone Treasury Cash Management Strategies.

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

Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Our funds of hedge funds and hedge funds generally have structures that afford an investor the right to withdraw or redeem their interests on a periodic basis (for example, annually or quarterly), in most cases upon advance written notice, with the majority of our funds requiring from 60 days, up to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. Investment advisory agreements related to separately managed accounts may generally be terminated by an investor on 30 to 90 days’ notice.

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

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2015 and 2014. For a more detailed discussion of the factors that affected the results of our five business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “—Segment Analysis” below.

The following tables set forth information regarding our consolidated results of operations and certain key operating metrics for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		2015 vs. 2014		Nine Months Ended September 30,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$703,596	$640,949	$62,647	10%	$1,894,496	$1,833,632	$60,864	3%

Performance Fees
Realized
Carried Interest	435,189	638,676	(203,487)	-32%	2,580,266	1,613,958	966,308	60%
Incentive Fees	33,455	35,445	(1,990)	-6%	110,775	118,743	(7,968)	-7%
Unrealized
Carried Interest	(1,055,920)	222,105	(1,278,025)	N/M	(1,124,010)	1,213,181	(2,337,191)	N/M
Incentive Fees	(50,832)	(6,163)	(44,669)	725%	36,274	112,709	(76,435)	-68%

Total Performance Fees	(638,108)	890,063	(1,528,171)	N/M	1,603,305	3,058,591	(1,455,286)	-48%

Investment Income (Loss)
Realized	99,952	91,142	8,810	10%	445,705	459,878	(14,173)	-3%
Unrealized	(179,298)	38,445	(217,743)	N/M	(262,024)	62,754	(324,778)	N/M

Total Investment Income (Loss)	(79,346)	129,587	(208,933)	N/M	183,681	522,632	(338,951)	-65%

Interest and Dividend Revenue	26,244	18,107	8,137	45%	70,129	47,516	22,613	48%
Other	(813)	720	(1,533)	N/M	(2,478)	1,583	(4,061)	N/M

Total Revenues	11,573	1,679,426	(1,667,853)	-99%	3,749,133	5,463,954	(1,714,821)	-31%

Expenses
Compensation and Benefits Compensation	393,655	525,093	(131,438)	-25%	1,426,233	1,511,085	(84,852)	-6%
Performance Fee Compensation Realized
Carried Interest	97,798	186,003	(88,205)	-47%	628,079	595,702	32,377	5%
Incentive Fees	15,062	19,029	(3,967)	-21%	49,126	61,173	(12,047)	-20%
Unrealized
Carried Interest	(228,697)	164,132	(392,829)	N/M	(204,876)	319,158	(524,034)	N/M
Incentive Fees	(14,641)	(9,002)	(5,639)	63%	16,450	39,221	(22,771)	-58%

Total Compensation and Benefits	263,177	885,255	(622,078)	-70%	1,915,012	2,526,339	(611,327)	-24%
General, Administrative and Other	158,664	128,015	30,649	24%	436,496	400,061	36,435	9%
Interest Expense	36,860	31,615	5,245	17%	105,644	86,129	19,515	23%
Fund Expenses	18,296	10,253	8,043	78%	76,845	20,241	56,604	280%

Total Expenses	476,997	1,055,138	(578,141)	-55%	2,533,997	3,032,770	(498,773)	-16%

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	(16,867)	8,682	(25,549)	N/M	158,703	217,422	(58,719)	-27%

Income (Loss) Before Provision for Taxes	(482,291)	632,970	(1,115,261)	N/M	1,373,839	2,648,606	(1,274,767)	-48%
Provision for Taxes	1,573	79,108	(77,535)	-98%	144,168	216,487	(72,319)	-33%

Net Income (Loss)	(483,864)	553,862	(1,037,726)	N/M	1,229,671	2,432,119	(1,202,448)	-49%
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(12,520)	(23,328)	10,808	-46%	8,787	44,950	(36,163)	-80%
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	30,671	55,491	(24,820)	-45%	179,183	239,513	(60,330)	-25%
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	(247,318)	271,194	(518,512)	N/M	532,782	1,114,518	(581,736)	-52%

Net Income (Loss) Attributable to The Blackstone Group L.P.	$(254,697)	$250,505	$(505,202)	N/M	$508,919	$1,033,138	$(524,219)	-51%

N/M	Not meaningful.

Revenues

Total Revenues were $11.6 million for the three months ended September 30, 2015, a decrease of $1.7 billion compared to Total Revenues for the three months ended September 30, 2014 of $1.7 billion. The decrease in revenues was primarily attributable to decreases of $1.5 billion in Performance Fees and $208.9 million in Investment Income, partially offset by an increase of $62.6 million in Management and Advisory Fees, Net.

The decrease in Performance Fees was primarily attributable to decreases in our Private Equity, Real Estate, and Credit segments. The decrease in our Private Equity segment was a result of global public market volatility resulting in depreciation of 2.3% for the quarter across the portfolio driven by our public holdings, despite strong underlying company fundamentals and positive performance of our private holdings in the industrials sector. The decrease in Performance Fees in our Real Estate segment was primarily due to the slight depreciation from our BREP opportunistic funds. For the three months ended September 30, 2015, the carrying value of investments for BREP opportunistic funds decreased 0.1% despite strong operating fundamentals across the portfolio. Our BREDS drawdown and real estate hedge funds appreciated 4.6% and 0.5%, respectively. The decrease in Performance Fees in our Credit segment was attributable in part to public market declines.

The decrease in Investment Income was due to decreases in our Real Estate, Private Equity and Credit segments. The decrease in our Real Estate segment was primarily due to the net depreciation of investments in our BREP VI fund. The decrease in the Private Equity segment was due to the factors noted above. The decrease in our Credit segment was primarily due to the factors noted above.

The increase in Total Management and Advisory Fees, Net was primarily attributable to increases in our Financial Advisory and Hedge Fund Solutions segments, partially offset by a decrease in our Private Equity segment. The increase in our Financial Advisory segment was primarily due to the increased deal size of closed Advisory transactions. The increase in our Hedge Fund Solutions segment was primarily due to an increase in Fee-Earning Assets Under Management. The decrease in our Private Equity segment was primarily due to the timing of investment closings partially offset by the additional management fees earned from the commencement of the investment periods of BEP II and the second vintage of tactical opportunities separately managed accounts earlier in the year.

Total Revenues were $3.7 billion for the nine months ended September 30, 2015, a decrease of $1.7 billion compared to Total Revenues for the nine months ended September 30, 2014 of $5.5 billion. The decrease in revenues was primarily attributable to decreases of $1.5 billion in Performance Fees and $339.0 million in Investment Income, partially offset by an increase of $60.9 million in Management and Advisory Fees, Net.

The decrease in Performance Fees was principally due to decreases in our Private Equity, Real Estate and Credit segments. The decrease in our Private Equity segment was driven by the strong performance of our portfolio in the 2014 period, which outpaced the performance in the comparable 2015 period. Returns for the nine months ended 2014 were generally stronger across public holdings as well as most industry verticals. The decrease in our Real Estate segment was primarily attributable to the net decrease in the appreciation from our BREP opportunistic funds. For the nine months ended September 30, 2015, the carrying value of investments for our BREP opportunistic funds increased 8.6% driven by appreciation in the private portfolio offset by declines in public investment values. Our BREDS drawdown and real estate hedge funds appreciated 8.6% and 4.0%, respectively. The decrease in our Credit segment was primarily attributable to declines in public holdings in our major carry funds.

The decrease in Investment Income was primarily attributable to decreases in our Real Estate, Private Equity, and Hedge Fund Solutions segments. The decrease in our Real Estate segment was primarily attributable to the net decrease in the appreciation from our BREP opportunistic funds. The decrease in our Private Equity segment was principally driven by strong returns in our public portfolio and investments in the services, healthcare and energy sectors in the year to date period of 2014 that were greater than the returns generated for the comparable period in 2015. The decrease in our Hedge Fund Solutions segment was primarily driven by the year over year decrease in the net appreciation of investments of which Blackstone owns a share.

The increase in Total Management and Advisory Fees, Net was primarily attributable to increases in our Hedge Fund Solutions, Credit and Financial Advisory segments, partially offset by a decrease in our Private Equity segment. The increase in our Hedge Fund Solutions segment was primarily driven by an increase in Fee-Earning Assets Under Management. The increase in our Credit segment was primarily driven by an increase in Fee-Earning Assets Under Management due to the growth in the Performing Credit and Hedge Fund Strategies. The increase in our Financial Advisory segment was primarily due to the increased deal size of closed Advisory transactions. The decrease in our Private Equity segment was driven by the timing of investment closings, partially offset by the addition of management fee earning assets across the segment, including the investment period commencement for BEP II and the second vintage of tactical opportunities separately managed accounts.

Expenses

Expenses were $477.0 million for the three months ended September 30, 2015, a decrease of $578.1 million compared to $1.1 billion for the three months ended September 30, 2014. The decrease was primarily attributable to a decrease of $622.1 million in Total Compensation and Benefits, which was comprised of a decrease in Performance Fee Compensation of $490.6 million due to the decrease in Performance Fee Revenue as well as a decrease in Compensation of $131.4 million due to lower equity-based compensation expense related to awards granted in connection with Blackstone’s IPO, which were fully vested and expensed as of June 30, 2015. The decrease was partially offset by an increase of $30.6 million in General, Administrative and Other Expense primarily due to transactional costs associated with the PJT spin-off and professional fees.

Expenses were $2.5 billion for the nine months ended September 30, 2015, a decrease of $498.8 million compared to $3.0 billion for the nine months ended September 30, 2014. The decrease was primarily attributable to a decrease in Total Compensation and Benefits of $611.3 million, partially offset by increases of $56.6 million to Fund Expense and $36.4 million to General, Administrative and Other Expense. The decrease in Total Compensation and Benefits was comprised of a $526.5 million decrease in Performance Fee Compensation, due to the decrease in Performance Fee Revenue as well as a decrease in Compensation of $84.9 million due to lower equity-based compensation expense related to awards granted in connection with Blackstone’s IPO, which were fully vested and expensed as of June 30, 2015. The increase in Fund Expense was primarily due to the consolidated CLO vehicles in the Credit segment. The increase in General, Administrative and Other Expense was primarily due to transactional costs associated with the PJT spin-off and non-recurring costs related to the SEC settlement.

Other Income (Loss)

Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities is attributable to the consolidated Blackstone Funds that are largely held by third party investors. As such, most of this Other Income (Loss) is eliminated from the results attributable to The Blackstone Group L.P. through the redeemable non-controlling interests and non-controlling interests items in the Condensed Consolidated Statements of Operations.

Other Income — Net Gains from Fund Investment Activities was $(16.9) million for the three months ended September 30, 2015, a decrease of $25.5 million compared to $8.7 million for the three months ended September 30, 2014. The change was principally driven by decreases in our Real Estate and Private Equity segments, partially offset by an increase in our Credit segment.

Other Income — Net Gains from Fund Investment Activities was $158.7 million for the nine months ended September 30, 2015, a decrease of $58.7 million compared to $217.4 million for the nine months ended September 30, 2014. The change was principally driven by decreases in our Real Estate, Private Equity and Hedge Fund Solutions segments, partially offset by an increase in our Credit segment.

Provision for Taxes

Blackstone’s Provision for Taxes for the three months ended September 30, 2015 and 2014 was $1.6 million and $79.1 million, respectively. This resulted in an effective tax rate of -0.3% and 12.5%, respectively, based on our Income (Loss) Before Provision for Taxes of $(482.3) million and $633.0 million, respectively. The 12.8% decrease in the effective tax rate for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 resulted primarily from the pre-tax book loss of $(505.6) million for the 2015 period that was passed through to common unitholders and non-controlling interest holders and did not result in any tax benefit to Blackstone compared to the pre-tax book income of $476.0 million for the 2014 period that was passed through to common unitholders and non-controlling interest holders and did not result in any income tax provision for Blackstone. The change in this pre-tax income (loss) resulted in a 10.4% decrease in the effective tax rate between the respective periods.

Blackstone’s Provision for Taxes for the nine months ended September 30, 2015 and 2014 was $144.2 million and $216.5 million, respectively. This resulted in an effective tax rate of 10.5% and 8.2%, respectively, based on our Income Before Provision for Taxes of $1.4 billion and $2.6 billion, respectively.

The 2.3% increase in the effective tax rate for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 resulted primarily from the pre-tax book income of $943.1 million for the 2015 period that was passed through to common unitholders and non-controlling interest holders and did not result in any income tax provision for Blackstone compared to the pre-tax book income of $2.1 billion for the 2014 period that was passed through to common unitholders and non-controlling interest holders and did not result in any income tax provision for Blackstone. The change in the pre-tax income resulted in a 4.3% increase in the effective tax rate between the respective periods.

Offsetting this in both the nine months ended September 30, 2015 and the nine months ended September 30, 2014, the book equity-based compensation expense exceeded the tax deductible equity-based compensation expense due to the issuance of units that were not tax deductible since they represented a value for value exchange for tax purposes. Although the amount of the excess book expense over the tax expense did not change significantly in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, the effective tax rates increased by 0.1% and 1.0%, respectively. The change in these amounts resulted in a 0.9% decrease in the effective tax rate between the respective nine month periods.

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

For the three months ended September 30, 2015 and 2014, the net income before taxes allocated to Blackstone Holdings was 46.9% and 47.7%, respectively. For the nine months ended September 30, 2015 and 2014, the net income before taxes allocated to Blackstone Holdings was 47.0% and 48.0%, respectively. The decreases of 0.8% and 1.0%, respectively, were primarily due to conversions of Blackstone Holdings Partnership Units to Blackstone common units and the vesting of common units.

Operating Metrics

The following graph summarizes the Fee-Earning Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the three and nine months ended September 30, 2015 and 2014. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “ — Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management”:

Note: Totals in graph may not add due to rounding.

	Three Months Ended
	September 30, 2015					September 30, 2014
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$49,537,189	$62,683,857	$65,512,170	$61,608,998	$239,342,214	$42,888,756	$52,823,975	$58,084,020	$56,117,009	$209,913,760
Inflows, including Commitments (a)	2,167,399	3,505,204	2,166,621	3,322,883	11,162,107	1,740,674	2,381,299	4,304,025	4,811,496	13,237,494
Outflows, including Distributions (b)	(5,159)	(6,187)	(946,976)	(1,129,074)	(2,087,396)	(177,153)	(66,881)	(617,630)	(907,268)	(1,768,932)
Realizations (c)	(1,016,313)	(1,558,691)	(265,863)	(2,596,034)	(5,436,901)	(546,051)	(2,438,697)	(104,853)	(2,372,395)	(5,461,996)

Net Inflows (Outflows)	1,145,927	1,940,326	953,782	(402,225)	3,637,810	1,017,470	(124,279)	3,581,542	1,531,833	6,006,566
Market Appreciation (Depreciation) (d)	(122,712)	234,439	(1,283,614)	(868,781)	(2,040,668)	(88,485)	(391,521)	371,520	(992,240)	(1,100,726)

Balance, End of Period (e)	$50,560,404	$64,858,622	$65,182,338	$60,337,992	$240,939,356	$43,817,741	$52,308,175	$62,037,082	$56,656,602	$214,819,600

Increase (Decrease)	$1,023,215	$2,174,765	$(329,832)	$(1,271,006)	$1,597,142	$928,985	$(515,800)	$3,953,062	$539,593	$4,905,840
Increase (Decrease)	2%	3%	-1%	-2%	1%	2%	-1%	7%	1%	2%

	Nine Months Ended
	September 30, 2015					September 30, 2014
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$43,890,167	$52,563,068	$61,417,558	$58,821,006	$216,691,799	$42,600,515	$50,792,803	$52,865,837	$51,722,584	$197,981,739
Inflows, including Commitments (a)	11,478,595	22,915,069	7,638,280	11,803,189	53,835,133	5,582,792	8,074,976	10,113,647	13,950,322	37,721,737
Outflows, including Distributions (b)	(1,096,336)	(4,134,328)	(3,954,401)	(5,078,307)	(14,263,372)	(1,121,402)	(225,722)	(3,215,975)	(2,609,400)	(7,172,499)
Realizations (c)	(3,779,695)	(6,412,592)	(379,076)	(4,336,542)	(14,907,905)	(3,508,675)	(5,982,663)	(301,121)	(6,106,615)	(15,899,074)

Net Inflows	6,602,564	12,368,149	3,304,803	2,388,340	24,663,856	952,715	1,866,591	6,596,551	5,234,307	14,650,164
Market Appreciation (Depreciation) (d)	67,673	(72,595)	459,977	(871,354)	(416,299)	264,511	(351,219)	2,574,694	(300,289)	2,187,697

Balance, End of Period (e)	$50,560,404	$64,858,622	$65,182,338	$60,337,992	$240,939,356	$43,817,741	$52,308,175	$62,037,082	$56,656,602	$214,819,600

Increase	$6,670,237	$12,295,554	$3,764,780	$1,516,986	$24,247,557	$1,217,226	$1,515,372	$9,171,245	$4,934,018	$16,837,861
Increase	15%	23%	6%	3%	11%	3%	3%	17%	10%	9%

	Three Months Ended
	September 30, 2015					September 30, 2014
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$92,026,337	$91,578,634	$67,829,866	$81,288,709	$332,723,546	$68,294,162	$80,410,988	$60,672,759	$69,539,804	$278,917,713
Inflows, including Commitments (a)	3,881,773	4,275,973	3,125,890	4,817,218	16,100,854	2,669,040	1,718,999	3,877,378	4,831,193	13,096,610
Outflows, including Distributions (b)	(79,057)	(6,915)	(957,200)	(1,197,835)	(2,241,007)	(246,522)	(33,866)	(638,142)	(959,005)	(1,877,535)
Realizations (c)	(2,704,995)	(3,049,688)	(277,717)	(2,961,773)	(8,994,173)	(2,365,776)	(4,617,150)	(115,265)	(2,878,482)	(9,976,673)

Net Inflows (Outflows)	1,097,721	1,219,370	1,890,973	657,610	4,865,674	56,742	(2,932,017)	3,123,971	993,706	1,242,402
Market Appreciation (Depreciation) (d)	(1,633,389)	389,552	(1,314,891)	(1,104,971)	(3,663,699)	1,539,463	2,709,887	387,133	(381,662)	4,254,821

Balance, End of Period (e)	$91,490,669	$93,187,556	$68,405,948	$80,841,348	$333,925,521	$69,890,367	$80,188,858	$64,183,863	$70,151,848	$284,414,936

Increase (Decrease)	$(535,668)	$1,608,922	$576,082	$(447,361)	$1,201,975	$1,596,205	$(222,130)	$3,511,104	$612,044	$5,497,223
Increase (Decrease)	-1%	2%	1%	-1%	0%	2%	-0%	6%	1%	2%

	Nine Months Ended
	September 30, 2015					September 30, 2014
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$73,073,252	$80,863,187	$63,585,671	$72,858,960	$290,381,070	$65,675,031	$79,410,788	$55,657,463	$65,014,348	$265,757,630
Inflows, including Commitments (a)	24,883,583	24,863,736	8,688,589	19,353,867	77,789,775	7,511,215	6,603,445	9,471,979	14,242,919	37,829,558
Outflows, including Distributions (b)	(222,036)	(269,466)	(4,022,615)	(5,678,605)	(10,192,722)	(758,763)	(710,979)	(3,249,348)	(2,747,585)	(7,466,675)
Realizations (c)	(10,054,677)	(17,021,718)	(403,983)	(5,306,050)	(32,786,428)	(11,213,738)	(13,590,373)	(402,278)	(7,427,332)	(32,633,721)

Net Inflows (Outflows)	14,606,870	7,572,552	4,261,991	8,369,212	34,810,625	(4,461,286)	(7,697,907)	5,820,353	4,068,002	(2,270,838)
Market Appreciation (Depreciation) (d)	3,810,547	4,751,817	558,286	(386,824)	8,733,826	8,676,622	8,475,977	2,706,047	1,069,498	20,928,144

Balance, End of Period (e)	$91,490,669	$93,187,556	$68,405,948	$80,841,348	$333,925,521	$69,890,367	$80,188,858	$64,183,863	$70,151,848	$284,414,936

Increase	$18,417,417	$12,324,369	$4,820,277	$7,982,388	$43,544,451	$4,215,336	$778,070	$8,526,400	$5,137,500	$18,657,306
Increase	25%	15%	8%	11%	15%	6%	1%	15%	8%	7%

(a)	Inflows represent contributions in our hedge funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs and increases in the capital we manage pursuant to separately managed account programs.
(b)	Outflows represent redemptions in our hedge funds and closed-end mutual funds, client withdrawals from our separately managed account programs and decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments). Also included is the distribution of funds associated with the discontinuation of our proprietary single manager hedge funds.

(c)	Realizations represent realizations from the disposition of assets, capital returned to investors from CLOs and the effect of changes in the definition of Total Assets Under Management.
(d)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Fee-Earning Assets Under Management and Total Assets Under Management as of September 30, 2015 included $125.6 million and $158.2 million, respectively, from a joint venture in which we are the minority interest holder.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $240.9 billion at September 30, 2015, an increase of $1.6 billion, or 1%, compared to $239.3 billion at June 30, 2015. The net increase was due to:

•	Inflows of $11.2 billion related to:

•	$3.5 billion in our Real Estate segment primarily related to $1.5 billion invested in BPP, $850.0 million raised for BREP VIII, and $786.5 million invested in BREDS II,

•

$3.3 billion in our Credit segment principally related to $1.1 billion raised in our business development companies (“BDCs”), $593.7 million of fee-earning inflows across our Hedge Fund Strategies funds, and $600.1 million raised due to new CLO products,

•

$2.2 billion in our Hedge Fund Solutions segment primarily related to $1.1 billion raised for individual investor solutions, $475.5 million raised for specialized solutions, $326.9 million raised for commingled products, and $240.1 million raised for customized solutions, and

•	$2.2 billion in our Private Equity segment primarily related to $1.8 billion from our Tactical Opportunities platform, and $284.9 million from Strategic Partners.

Offsetting these increases were:

•	Realizations of $5.4 billion primarily driven by:

•	$2.6 billion in our Credit segment primarily due to capital returned to investors in CLO products and in drawdown funds,

•

$1.6 billion in our Real Estate segment primarily from the realizations of $651.4 million in BREDS, $212.0 million in BREP International II, $157.9 million in BREP VI, and $166.4 million in BREP Europe III, and

•

$1.0 billion in our Private Equity segment primarily from BCP V strategic and public dispositions including Center Parcs, Summit Materials, CMS Info Systems and Michaels Stores; Strategic Partners fund of funds realizations.

•	Outflows of $2.1 billion primarily attributable to:

•	$1.1 billion in our Credit segment primarily related to $647.2 million in BDCs, and $272.1 million in Hedge Fund Strategies, and $209.4 million from our long only platform, and

•	$947.0 million in our Hedge Fund Solutions segment reflecting investors’ liquidity needs and certain strategic shifts in their programs.

•	Net market depreciation of $2.0 billion due to:

•	$1.3 billion depreciation in our Hedge Fund Solution segment due to lower returns, and

•	$868.8 million depreciation in our Credit segment due to declines in public markets.

BAAM had net inflows of $843.7 million from October 1 through November 1, 2015.

Fee-Earning Assets Under Management were $240.9 billion at September 30, 2015, an increase of $24.2 billion, or 11%, compared to $216.7 billion at December 31, 2014. The net increase was due to:

•	Inflows of $53.8 billion related to:

•	$22.9 billion in our Real Estate segment primarily related to $15.6 billion raised for BREP VIII, $3.7 billion raised/invested in BPP and $1.1 billion raised in equity offerings for BXMT,

•

$11.8 billion in our Credit segment principally related to $3.8 billion raised due to new CLO launches, $3.4 billion of capital raised for our BDCs, $1.4 billion raised in our Hedge Fund Strategies funds, and $1.3 billion of capital deployed across our drawdown funds,

•

$11.5 billion in our Private Equity segment primarily related to $6.1 billion from our Tactical Opportunities platform, $4.5 billion raised for Blackstone Energy Partners II, and $819.4 million from Strategic Partners, and

•

$7.6 billion in our Hedge Fund Solutions segment mainly related to growth in our customized and commingled products, registered liquid alternatives, direct investing platforms and an additional closing on the general partner interests vehicle.

Offsetting these increases were:

•	Realizations of $14.9 billion primarily driven by:

•

$6.4 billion in our Real Estate segment primarily attributable to $1.9 billion of realizations from BREP VI, $2.0 billion of realizations from BREDS, $639.1 million of realizations from co-investment, and $526.3 million of realizations from BREP V,

•	$4.3 billion in our Credit segment primarily due to capital returned to CLO investors from CLOs that are post their re-investment periods, and to investors in drawdown funds, and

•	$3.8 billion in our Private Equity segment primarily due to continued disposition activity across the segment.

•	Outflows of $14.3 billion primarily attributable to:

•	$5.1 billion in our Credit segment primarily attributable to $1.8 billion from our long only platform, $1.7 billion from BDCs, and $1.0 billion from Hedge Fund Strategies,

•	$4.1 billion in our Real Estate segment primarily attributable to $4.0 billion of uninvested reserves at the close of BREP VII’s investment period,

•	$4.0 billion in our Hedge Fund Solutions segment as a result of, in general, the liquidity needs of limited partners and certain strategic shifts in their programs, and

•	$1.1 million in our Private Equity segment primarily from the end of the investment periods for BEP and tactical opportunities initial platform of separately managed accounts.

Total Assets Under Management

Total Assets Under Management were $333.9 billion at September 30, 2015, an increase of $1.2 billion, compared to $332.7 billion at June 30, 2015. The net increase was due to:

•	Inflows of $16.1 billion related to:

•

$4.8 billion in our Credit segment primarily due to $1.1 billion raised for our BDCs, $1.0 billion of capital raised in energy focused products, $954.3 million raised for European Senior Debt Strategies,

•	$4.3 billion in our Real Estate segment primarily related to $2.5 billion raised in BPP, $850.6 million raised for BREP VIII, and $421.8 million raised for BREDS,

•	$3.9 billion in our Private Equity segment primarily due to $2.1 billion from our Tactical Opportunities platform, and $1.1 billion capital raised for the seventh global private equity fund, and

•

$3.1 billion in our Hedge Fund Solutions segment, which primarily related to growth in individual investor solutions, the first close of BAAM’s third seeding vehicle, continued growth in customized and commingled products, and the final close of BAAM’s general partner interests vehicle.

Offsetting these increases were:

•	Realizations of $9.0 billion primarily driven by:

•	$3.0 billion in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above,

•

$3.0 billion in our Real Estate segment primarily due to $682.0 million of realizations in BREP International II, $474.3 million of realizations in BREP VI, $375.4 million of realizations in BREP Europe III, $358.6 million of realizations in BREP VII, and $467.0 million in BREDS, and

•	$2.7 billion in our Private Equity segment primarily due to $1.7 billion of realizations in BCP V, and $521.6 million of realizations in Strategic Partners.

•	Net market depreciation of $3.7 billion due to:

•

$1.6 billion depreciation in our Private Equity segment primarily due to a reduction in carrying value of our public holdings partially offset by the performance of private holdings in the industrials sector,

•	$1.3 billion depreciation in our Hedge Fund Solutions segment due to lower returns, and

•	$1.1 billion depreciation in our Credit segment due to declines in public markets.

•	Outflows of $2.2 billion primarily attributable to:

•	$1.2 billion in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above, and

•	$957.2 million in our Hedge Fund Solutions segment primarily driven by investors’ liquidity needs and certain strategic shifts in their programs.

Total Assets Under Management were $333.9 billion at September 30, 2015, an increase of $43.5 billion, or 15%, compared to $290.4 billion at December 31, 2014. The net increase was due to:

•	Inflows of $77.8 billion related to:

•	$24.9 billion in our Real Estate segment related to $16.0 billion raised for BREP VIII, $4.4 billion raised in BPP, and $1.1 billion raised through equity offerings for BXMT,

•	$24.9 billion in our Private Equity segment primarily related to $16.8 billion raised for the seventh private equity fund, and $5.7 billion raised for our Tactical Opportunities platform,

•

$19.4 billion in our Credit segment primarily due to $3.6 billion raised in our energy focused products, $3.4 billion raised for BDCs, $3.8 billion raised from CLO launches, and $3.5 billion raised in European senior debt strategies, and

•	$8.7 billion in our Hedge Fund Solutions segment primarily due to the reasons described under Fee-Earning Assets Under Management above.

•	Market appreciation of $8.7 billion due to:

•

$4.8 billion appreciation in our Real Estate segment due to a carrying value increase in our opportunistic funds of 8.6% driven by the appreciation of investments in the BREP opportunistic funds offset by declines in public investment values,

•	$3.8 billion appreciation in our Private Equity segment primarily due to strong fund performance, with a 7.7% overall increase in carrying value, including 8.4% in BCP V and 6.3% in BCP VI, and

•	$558.3 million appreciation in our Hedge Fund Solutions segment due to BAAM’s Principal Solutions Composite being up 2.2% net.

Offsetting these increases were:

•	Realizations of $32.8 billion primarily driven by:

•

$17.0 billion in our Real Estate segment primarily due to realizations across the segment with 84% of realizations generated from BREP V, BREP VI, BREP VII, BREP Europe III, co-investment, and BREDS II,

•	$10.1 billion in our Private Equity segment primarily due to continued disposition activity across the segment, mainly from our BCP V fund, and

•	$5.3 billion in our Credit segment primarily due primarily to $3.4 billion of realizations from returns to CLO investors, and $1.9 billion of realizations from our drawdown funds.

•	Outflows of $10.2 billion primarily attributable to:

•	$5.7 billion in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above, and

•	$4.0 billion in our Hedge Fund Solutions segment primarily due to the reasons described under Fee-Earning Assets Under Management above.

Limited Partner Capital Invested

The following presents the limited partner capital invested during the respective periods:

Note: Totals in graph may not add due to rounding.

	Three Months Ended September 30,		2015 vs. 2014		Nine Months Ended September 30,		2015 vs. 2014
	2014	2015	$	%	2014	2015	$	%
	(Dollars in Thousands)
Limited Partner Capital Invested
Private Equity	$2,277,861	$1,535,702	$(742,159)	-33%	$6,164,210	$5,711,155	$(453,055)	-7%
Real Estate	3,046,867	4,118,952	1,072,085	35%	7,756,292	8,525,724	769,432	10%
Hedge Fund Solutions	473,233	66,427	(406,806)	-86%	828,639	201,909	(626,730)	-76%
Credit	866,404	424,365	(442,039)	-51%	1,810,262	1,286,556	(523,706)	-29%

Total	$6,664,365	$6,145,446	$(518,919)	-8%	$16,559,403	$15,725,344	$(834,059)	-5%

Limited Partner Capital Invested was $6.1 billion for the three months ended September 30, 2015, a decrease of $518.9 million, or 8%, from $6.7 billion for the three months ended September 30, 2014. Limited Partner Capital Invested was $15.7 billion for the nine months ended September 30, 2015, a decrease of $834.1 million, or 5%, compared to $16.6 billion for the nine months ended September 30, 2014. The amount of Limited Partner Capital Invested is a function of finding opportunistic investments that fit our investment philosophy and strategy in each of our segments as well as the relative timing of investment closings within those segments.

The following presents the committed undrawn capital available for investment (“dry powder”) as of September 30, 2014 and 2015:

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

Net Accrued Performance Fees

The following table presents the accrued performance fees, net of performance fee compensation, of the Blackstone Funds as of September 30, 2015 and 2014. Net accrued performance fees presented do not include clawback amounts, if any, which are disclosed in Note 17. “Commitments and Contingencies – Contingencies – Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

	September 30,
	2015	2014
	(Dollars in Millions)
Private Equity
BCP IV Carried Interest	$156	$343
BCP V Carried Interest	486	572
BCP VI Carried Interest	303	265
BEP Carried Interest	59	79
Tactical Opportunities Carried Interest	42	32
BTAS Carried Interest	1	—
Strategic Partners Carried Interest	27	2
Other Carried Interest	1	1

Total Private Equity (a)	1,075	1,294

Real Estate
BREP IV Carried Interest	26	4
BREP V Carried Interest	542	679
BREP VI Carried Interest	720	1,244
BREP VII Carried Interest	613	545
BREP VIII Carried Interest	3	—
BREP Europe III Carried Interest	195	187
BREP Europe IV Carried Interest	112	25
BREP Asia Carried Interest	48	12
BPP Carried Interest	24	8
BPP Incentive Fees	7	—
BREDS Carried Interest	14	16
BREDS Incentive Fees	5	2
Asia Platform Incentive Fees	7	8

Total Real Estate (a)	2,316	2,730

Hedge Fund Solutions
Incentive Fees	38	70

Total Hedge Fund Solutions	38	70

Credit
Carried Interest	134	186
Incentive Fees	22	54

Total Credit	156	240

Total Blackstone
Carried Interest	3,506	4,200
Incentive Fees	79	134

Net Accrued Performance Fees	$3,585	$4,334

(a)	Private Equity and Real Estate include Co-Investments, as applicable.

Performance Fee Eligible Assets Under Management

The following represents invested and to be invested capital, including closed commitments for funds whose investment period has not yet commenced, on which performance fees could be earned if certain hurdles are met:

Note:	Totals may not add due to rounding. Amounts are as of September 30, 2015.
(a)	Represents invested and to be invested capital at fair value, including closed commitments for funds whose investment period has not yet commenced, on which performance fees could be earned if certain hurdles are met.
(b)	Represents dry powder exclusive of non-fee earning general partner and employee commitments.

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

The following table presents the investment record of our significant drawdown funds from inception through September 30, 2015:

			Unrealized Investments			Realized Investments		Total Investments		Net IRR (c)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	N/A	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	N/A	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	199,298	305,478	1.4x	—	2,619,040	1.4x	2,924,518	1.4x	7%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	221,559	2,360,762	1.3x	23%	18,652,893	3.2x	21,013,655	2.8x	45%	36%
BCP V (Dec 2005 / Jan 2011)	21,024,105	1,330,193	13,220,032	1.6x	64%	23,805,670	2.0x	37,025,702	1.8x	10%	8%
BCP VI (Jan 2011 / Jan 2017)	15,183,973	5,537,622	12,254,533	1.3x	18%	2,004,781	1.9x	14,259,314	1.4x	47%	12%
BEP (Aug 2011 / Feb 2015)	2,438,835	230,025	2,784,328	1.3x	21%	539,484	2.0x	3,323,812	1.4x	56%	20%
BEP II (Feb 2015 / Feb 2021)	4,951,351	4,951,351	—	N/A	—	—	N/A	—	N/A	N/A	N/A
BCP VII (TBD)	16,775,000	16,775,000	—	N/A	—	—	N/A	—	N/A	N/A	N/A

Total Corporate Private Equity	75,471,379	29,245,048	30,925,133	1.4x	38%	61,805,113	2.3x	92,730,246	1.9x	19%	16%

Tactical Opportunities	11,999,235	7,057,842	5,598,643	1.1x	1%	1,208,134	1.5x	6,806,777	1.2x	38%	12%
Strategic Partners	17,280,564	4,227,205	6,971,984	1.7x	N/A	12,720,524	1.1x	19,692,508	1.3x	N/A	15%
Other Funds and Co-Investment (d)	1,868,221	277,682	1,311,485	1.1x	45%	108,013	1.8x	1,419,498	1.1x	N/A	N/M

Total Private Equity	$106,619,399	$40,807,777	$44,807,245	1.4x	28%	$75,841,784	1.9x	$120,649,029	1.7x	19%	15%

Real Estate
Dollar
Pre-BREP	$140,714	$—	$—	N/A	—	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	—	2,531,613	2.1x	2,531,613	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	N/A	—	3,328,504	2.4x	3,328,504	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	1,027,268	0.9x	11%	3,632,929	2.2x	4,660,197	1.7x	45%	13%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	5,071,272	2.3x	30%	7,729,999	2.2x	12,801,271	2.2x	13%	11%
BREP VI (Feb 2007 / Aug 2011)	11,059,523	584,807	8,799,927	2.2x	65%	16,589,673	2.4x	25,389,600	2.3x	15%	13%
BREP VII (Aug 2011 / Apr 2015)	13,486,361	3,002,256	15,819,308	1.6x	1%	7,514,814	1.9x	23,334,122	1.7x	34%	24%
BREP VIII (Apr 2015 / Oct 2020)	15,928,531	14,984,719	1,087,193	1.1x	—	—	N/A	1,087,193	1.1x	N/A	N/M

Total Global BREP	$51,454,996	$18,571,782	$31,804,968	1.7x	24%	$43,000,430	2.2x	$74,805,398	2.0x	22%	17%

Euro
BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€—	N/A	—	€1,364,490	2.1x	€1,364,490	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008)	1,629,748	53,252	817,019	1.2x	45%	1,417,697	2.1x	2,234,716	1.6x	10%	6%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,140	464,993	3,451,390	1.8x	7%	2,356,583	2.2x	5,807,973	2.0x	25%	20%
BREP Europe IV (Sep 2013 / Mar 2019)	6,693,483	3,064,932	4,836,148	1.3x	—	354,935	1.3x	5,191,083	1.3x	35%	21%

Total Euro BREP	€12,352,543	€3,583,177	€9,104,557	1.4x	7%	€5,493,705	2.0x	€14,598,262	1.6x	18%	14%

BREP Co-Investment (e)	$5,709,088	$—	$5,555,712	1.8x	67%	$5,804,079	2.2x	$11,359,791	2.0x	16%	16%
BREP Asia (Jun 2013 / Dec 2017)	5,079,687	2,944,998	2,709,568	1.3x	—	52,498	1.4x	2,762,066	1.3x	22%	14%

Total BREP	$78,314,999	$25,614,141	$52,158,982	1.6x	23%	$56,167,818	2.2x	$108,326,800	1.9x	21%	17%

BPP (f)	$7,925,523	$3,278,618	$5,400,419	1.2x	—	$—	N/A	$5,400,419	1.2x	N/A	20%
BREDS (g)	$7,256,058	$2,359,876	$2,482,860	1.2x	—	$5,197,513	1.3x	$7,680,373	1.3x	13%	12%
Hedge Fund Solutions
BSCH (Dec 2013 / Jun 2020) (h)	$3,301,000	$3,015,745	$297,429	1.1x	—	$54,573	N/A	$352,002	1.3x	N/M	8%

Total Hedge Fund Solutions	$3,301,000	$3,015,745	$297,429	1.1x	—	$54,573	N/A	$352,002	1.3x	N/M	8%

Credit (i)
Mezzanine I (Jul 2007 / Jul 2012)	$2,000,000	$102,380	$472,638	1.8x	—	$4,384,595	1.6x	$4,857,233	1.6x	N/A	18%
Mezzanine II (Nov 2011 / Nov 2016)	4,120,000	2,731,998	2,507,099	1.2x	—	1,514,372	1.5x	4,021,471	1.3x	N/A	19%
Rescue Lending I (Sep 2009 / May 2013)	3,253,143	552,445	1,848,064	1.3x	—	4,034,599	1.5x	5,882,663	1.4x	N/A	13%
Rescue Lending II (Jun 2013 / Jun 2018)	5,125,000	3,485,668	1,924,642	1.1x	—	88,846	1.1x	2,013,488	1.1x	N/A	22%

Total Credit	$14,498,143	$6,872,491	$6,752,443	1.2x	—	$10,022,412	1.5x	$16,774,855	1.4x	N/A	16%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
(a)	Available Capital represents total investable capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital, less invested capital. This amount is not reduced by outstanding commitments to investments.
(b)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by invested capital.
(c)	Net Internal Rate of Return (“IRR”) represents the annualized inception to September 30, 2015 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(d)	Returns for Other Funds and Co-Invest are not meaningful as these funds have limited transaction activity.
(e)	BREP Co-Investment represents co-investment capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(f)	BPP, or Blackstone Property Partners, are the core+ real estate funds which invest with a more modest risk profile and lower leverage.
(g)	Excludes Capital Trust drawdown funds.
(h)	BSCH is a permanent capital vehicle focused on acquiring strategic minority positions in alternative asset managers.
(i)	The Total Investments MOIC for Mezzanine I, Mezzanine II, Rescue Lending I and Rescue Lending II Funds, excluding recycled capital during the investment period, was 2.0x, 1.7x, 1.6x and 1.3x, respectively. Funds presented represent the flagship credit drawdown funds only. The Total Credit Net IRR is the combined IRR of the four flagship credit drawdown funds presented.

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

Private Equity

The following table presents the results of operations for our Private Equity segment:

	Three Months Ended September 30,		2015 vs. 2014		Nine Months Ended September 30,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$128,452	$108,236	$20,216	19%	$358,753	$310,024	$48,729	16%
Transaction and Other Fees, Net	9,358	48,996	(39,638)	-81%	17,586	119,459	(101,873)	-85%
Management Fee Offsets	(12,262)	(5,837)	(6,425)	110%	(26,239)	(11,796)	(14,443)	122%

Total Management Fees, Net	125,548	151,395	(25,847)	-17%	350,100	417,687	(67,587)	-16%

Performance Fees
Realized
Carried Interest	214,532	124,913	89,619	72%	1,144,085	457,112	686,973	150%
Unrealized
Carried Interest	(809,363)	96,455	(905,818)	N/M	(548,114)	765,730	(1,313,844)	N/M

Total Performance Fees	(594,831)	221,368	(816,199)	N/M	595,971	1,222,842	(626,871)	-51%

Investment Income (Loss)
Realized	46,917	20,421	26,496	130%	141,991	155,768	(13,777)	-9%
Unrealized	(110,689)	(12,754)	(97,935)	768%	(101,503)	(4,125)	(97,378)	N/M

Total Investment Income (Loss)	(63,772)	7,667	(71,439)	N/M	40,488	151,643	(111,155)	-73%
Interest and Dividend Revenue	8,119	5,346	2,773	52%	23,403	15,240	8,163	54%
Other	471	2,150	(1,679)	-78%	1,161	3,578	(2,417)	-68%

Total Revenues	(524,465)	387,926	(912,391)	N/M	1,011,123	1,810,990	(799,867)	-44%

Expenses
Compensation and Benefits Compensation	69,522	79,007	(9,485)	-12%	206,690	225,352	(18,662)	-8%
Performance Fee Compensation
Realized
Carried Interest	16,303	30,944	(14,641)	-47%	162,287	229,435	(67,148)	-29%
Unrealized
Carried Interest	(141,448)	93,434	(234,882)	N/M	11,098	132,480	(121,382)	-92%

Total Compensation and Benefits	(55,623)	203,385	(259,008)	N/M	380,075	587,267	(207,192)	-35%
Other Operating Expenses	43,693	34,109	9,584	28%	144,906	106,308	38,598	36%

Total Expenses	(11,930)	237,494	(249,424)	N/M	524,981	693,575	(168,594)	-24%

Economic Income (Loss)	$(512,535)	$150,432	$(662,967)	N/M	$486,142	$1,117,415	$(631,273)	-56%

N/M Not meaningful.

Revenues

Revenues were $(524.5) million for the three months ended September 30, 2015, a decrease of $912.4 million compared to $387.9 million for the three months ended September 30, 2014. The decrease in revenues was primarily attributable to decreases in Performance Fees, Investment Income, and Total Management Fees, Net of $816.2 million, $71.4 million and $25.8 million, respectively.

Performance Fees, which are determined on a fund by fund basis, were $(594.8) million for the three months ended September 30, 2015, a decrease of $816.2 million compared to $221.4 million for the three months ended September 30, 2014. The decrease was a result of global public market volatility resulting in depreciation of 2.3% across the portfolio driven by our public holdings, despite strong underlying company fundamentals and positive performance of our private holdings in the industrial sector.

Investment Income was $(63.8) million for the three months ended September 30, 2015, a decrease of $71.4 million compared to $7.7 million for the three months ended September 30, 2014 due to the factors noted above.

Total Management Fees, Net were $125.5 million for the three months ended September 30, 2015, a decrease of $25.8 million compared to $151.4 million for the three months ended September 30, 2014, primarily driven by a decrease in Transaction and Other Fees, Net, partially offset by an increase in Base Management Fees. Transaction and Other Fees, Net were $9.4 million for the three months ended September 30, 2015, a decrease of $39.6 million compared to $49.0 million for the three months ended September 30, 2014, due to the timing of investment closings. Base Management Fees were $128.5 million for the three months ended September 30, 2015, an increase of $20.2 million compared to the $108.2 million for the three months ended September 30, 2014, principally due to a higher level of fee earning assets as a result of the commencement of the investment periods for BEP II and the tactical opportunities second vintage of separately managed accounts earlier in the year.

Revenues were $1.0 billion for the nine months ended September 30, 2015, a decrease of $799.9 million compared to $1.8 billion for the nine months ended September 30, 2014. The decrease in revenues was primarily attributable to decreases in Performance Fees, Investment Income, and Total Management Fees, Net of $626.9 million, $111.2 million, and $67.6 million, respectively.

Performance Fees, which are determined on a fund by fund basis, were $596.0 million for the nine months ended September 30, 2015, a decrease of $626.9 million, compared to $1.2 billion for the nine months ended September 30, 2014, driven by the strong performance of our portfolio in the 2014 period, outpacing the performance in the comparable 2015 period. Returns for the nine months ended September 30, 2014 were strong across public holdings as well as most industry verticals.

Investment Income was $40.5 million for the nine months ended September 30, 2015, a decrease of $111.2 million, compared to $151.6 million for the nine months ended September 30, 2014. The decrease in the segment was principally driven by strong returns in our public portfolio and investments in the services, healthcare and energy sectors in the nine months ended September 30, 2014 that were greater than the positive returns generated in the nine months ended September 30, 2015.

Total Management Fees, Net were $350.1 million for the nine months ended September 30, 2015, a decrease of $67.6 million compared to $417.7 million for the nine months ended September 30, 2014, primarily driven by a decrease in Transaction and Other Fees, Net, partially offset by an increase in Base Management Fees. Transaction and Other Fees, Net were $17.6 million for the nine months ended September 30, 2015, a decrease of $101.9 million compared to $119.5 million for the nine months ended September 30, 2014, principally due to timing of investment closings, as well as one-time items related to fundraising fees and legal reserves. Base Management Fees were $358.8 million for the nine months ended September 30, 2015, an increase of $48.7 million compared to $310.0 million for the nine months ended September 30, 2014, principally due to the addition of management fee earning assets across the segment, including the investment period commencement for BEP II and the second platform of tactical opportunities separately managed accounts.

Expenses

Expenses were $(11.9) million for the three months ended September 30, 2015, a decrease of $249.4 million compared to $237.5 million for the three months ended September 30, 2014. The decrease was primarily attributable to a decrease of $249.5 million in Performance Fee Compensation, partially offset by an increase of $9.6 million in

Other Operating Expenses. Performance Fee Compensation decreased as a result of the decrease in Performance Fees Revenue. Other Operating Expenses increased principally as a result of interest allocated to the segment and non-recurring fundraising fees.

Expenses were $525.0 million for the nine months ended September 30, 2015, a decrease of $168.6 million compared to $693.6 million for the nine months ended September 30, 2014. The decrease was attributable to a decrease of $188.5 million in Performance Fee Compensation and $18.7 million in Compensation, partially offset by an increase of $38.6 million, in Other Operating Expenses. Performance Fee Compensation decreased as a result of the decrease in Performance Fees Revenue. Compensation decreased due to an overall decrease in Revenues, on which a portion of compensation is based. Other Operating Expenses increased principally due to interest allocated to the segment and certain one-time items related to fundraising fees and legal reserves.

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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended September 30,				Nine Months Ended September 30,				September 30, 2015 Inception to Date
	2015		2014 (a)		2015		2014 (a)		Realized		Total
Fund (b)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	-9%	-8%	-5%	-5%	-7%	-7%	-1%	-1%	59%	45%	50%	36%
BCP V	-7%	-3%	4%	4%	10%	7%	22%	18%	13%	10%	10%	8%
BCP VI	-1%	-1%	5%	4%	6%	4%	30%	22%	65%	47%	19%	12%
BEP I	-7%	-6%	—	—	-1%	-1%	23%	19%	61%	56%	26%	20%
BEP II (c)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Tactical Opportunities	1%	—	7%	6%	8%	5%	19%	15%	39%	38%	16%	12%
Strategic Partners	6%	3%	6%	7%	14%	12%	19%	19%	N/A	N/A	18%	15%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/A Not applicable.

(a)	Changes in previous period returns are due to the repayment of fund level financing with capital drawn down from the respective fund’s general and limited partners.
(b)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Carried Interest allocations.
(c)	BEP II’s investment returns are presented as N/A as its investment period commenced in February 2015.

The corporate private equity funds within the Private Equity segment have four contributed funds with closed investment periods: BCP IV, BCP V, BCOM and BEP I. As of September 30, 2015, BCP IV was above its Carried Interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest) and would still be above its Carried Interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes based on the timings of fund closings, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner (“GP”) is subject to equalization such that (a) the GP accrues Carried Interest when the total Carried Interest for the combined fund classes is positive and (b) the GP realizes Carried Interest so long as clawback obligations, if any, for the combined fund classes are fully satisfied. During the quarter, both fund classes were above their respective Carried Interest thresholds. BCOM is currently above its Carried Interest threshold and has generated inception to date positive returns. We are entitled to retain previously realized Carried Interest up to 20% of BCOM’s net gains. As a result, Performance Fees are recognized from BCOM on current period gains and losses. BEP I is currently above its Carried Interest threshold.

Real Estate

The following table presents the results of operations for our Real Estate segment:

	Three Months Ended September 30,		2015 vs. 2014		Nine Months Ended September 30,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$175,710	$155,089	$20,621	13%	$468,801	$472,294	$(3,493)	-1%
Transaction and Other Fees, Net	21,390	38,312	(16,922)	-44%	58,116	65,390	(7,274)	-11%
Management Fee Offsets	(10,147)	(8,977)	(1,170)	13%	(20,441)	(25,903)	5,462	-21%

Total Management Fees, Net	186,953	184,424	2,529	1%	506,476	511,781	(5,305)	-1%

Performance Fees
Realized
Carried Interest	169,051	349,237	(180,186)	-52%	1,344,283	961,721	382,562	40%
Incentive Fees	3,879	1,159	2,720	235%	5,822	7,203	(1,381)	-19%
Unrealized
Carried Interest	(128,854)	187,175	(316,029)	N/M	(498,481)	446,873	(945,354)	N/M
Incentive Fees	2,784	(374)	3,158	N/M	12,788	(1,120)	13,908	N/M

Total Performance Fees	46,860	537,197	(490,337)	-91%	864,412	1,414,677	(550,265)	-39%

Investment Income (Loss)
Realized	39,821	49,173	(9,352)	-19%	196,597	203,194	(6,597)	-3%
Unrealized	(95,382)	14,492	(109,874)	N/M	(165,563)	(30,566)	(134,997)	442%

Total Investment Income (Loss)	(55,561)	63,665	(119,226)	N/M	31,034	172,628	(141,594)	-82%
Interest and Dividend Revenue	11,057	7,135	3,922	55%	31,313	21,254	10,059	47%
Other	(938)	976	(1,914)	N/M	(3,838)	1,075	(4,913)	N/M

Total Revenues	188,371	793,397	(605,026)	-76%	1,429,397	2,121,415	(692,018)	-33%

Expenses
Compensation and Benefits
Compensation	99,255	90,586	8,669	10%	263,573	256,401	7,172	3%
Performance Fee Compensation
Realized
Carried Interest	52,546	64,187	(11,641)	-18%	415,210	259,462	155,748	60%
Incentive Fees	1,838	592	1,246	210%	2,865	3,657	(792)	-22%
Unrealized
Carried Interest	(23,018)	108,789	(131,807)	N/M	(171,661)	193,113	(364,774)	N/M
Incentive Fees	5,215	(123)	5,338	N/M	8,020	(524)	8,544	N/M

Total Compensation and Benefits	135,836	264,031	(128,195)	-49%	518,007	712,109	(194,102)	-27%
Other Operating Expenses	42,050	36,138	5,912	16%	125,539	105,787	19,752	19%

Total Expenses	177,886	300,169	(122,283)	-41%	643,546	817,896	(174,350)	-21%

Economic Income	$10,485	$493,228	$(482,743)	-98%	$785,851	$1,303,519	$(517,668)	-40%

N/M Not meaningful.

Revenues

Revenues were $188.4 million for the three months ended September 30, 2015, a decrease of $605.0 million compared to $793.4 million for the three months ended September 30, 2014. The decrease in revenues was primarily attributable to decreases of $490.3 million in Performance Fees and $119.2 million in Investment Income.

Performance Fees, which are determined on a fund by fund basis, were $46.9 million for the three months ended September 30, 2015, a decrease of $490.3 million compared to $537.2 million for the three months ended September 30, 2014. The decrease in Performance Fees was primarily due to the slight depreciation from our BREP opportunistic funds. For the three months ended September 30, 2015, the carrying value of investments for BREP opportunistic funds decreased 0.1% despite strong operating fundamentals across the portfolio. Our BREDS drawdown and real estate hedge funds appreciated 4.6% and 0.5%, respectively.

Investment Income (Loss) was $(55.6) million for the three months ended September 30, 2015, a decrease of $119.2 million compared to $63.7 million for the three months ended September 30, 2014, primarily due to the net depreciation of investments in our BREP VI fund. Blackstone has a larger investment in BREP VI that in other funds.

Revenues were $1.4 billion for the nine months ended September 30, 2015, a decrease of $692.0 million compared to $2.1 billion for the nine months ended September 30, 2014. The decrease in revenues was primarily attributable to decreases of $550.3 million in Performance Fees and $141.6 million in Investment Income.

Performance Fees, which are determined on a fund by fund basis, were $864.4 million for the nine months ended September 30, 2015, a decrease of $550.3 million compared to $1.4 billion for the nine months ended September 30, 2014. Performance Fees decreased due to the net decrease in the appreciation from our BREP opportunistic funds. For the nine months ended September 30, 2015, the carrying value of investments for our BREP opportunistic funds increased 8.6% driven by appreciation in the private portfolio offset by declines in public investment values. Our BREDS drawdown and real estate hedge funds appreciated 8.6% and 4.0%, respectively.

Investment Income was $31.0 million for the nine months ended September 30, 2015, a decrease of $141.6 million compared to $172.6 million for the nine months ended September 30, 2014, primarily attributable to the same reason noted above.

Expenses

Expenses were $177.9 million for the three months ended September 30, 2015, a decrease of $122.3 million compared to $300.2 million for the three months ended September 30, 2014. The decrease was primarily attributable to a decrease of $136.9 million in Performance Fee Compensation, partially offset by an increase of $8.7 million in Compensation. The decrease in Performance Fee Compensation was due to the decrease in Performance Fees Revenue. The increase in Compensation was due to an increase in headcount to support the growth of the businesses.

Expenses were $643.5 million for the nine months ended September 30, 2015, a decrease of $174.4 million compared to $817.9 million for the nine months ended September 30, 2014. The decrease was attributable to a decrease of $201.3 million in Performance Fee Compensation, partially offset by an increase in Other Operating Expenses of $19.8 million. The decrease in Performance Fee Compensation was due to the decrease in Performance Fees Revenue. The increase in Other Operating Expenses was primarily due to interest expense allocated to the segment and a one-time placement fee related to BREP VIII.

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

The following table presents the internal rates of return of our significant real estate funds:

	Three Months Ended				Nine Months Ended				September 30, 2015
	September 30,				September 30,				Inception to Date
	2015		2014		2015		2014		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP IV	-6%	-5%	1%	1%	2%	2%	5%	4%	72%	45%	23%	13%
BREP V	-1%	-1%	5%	5%	15%	13%	15%	13%	18%	13%	15%	11%
BREP International II (b)	-5%	-5%	12%	12%	17%	15%	19%	18%	12%	10%	7%	6%
BREP VI	-10%	-9%	5%	4%	-1%	-1%	13%	11%	20%	15%	17%	13%
BREP Europe III (b)	5%	4%	11%	9%	18%	14%	24%	19%	36%	25%	30%	20%
BREP VII	5%	4%	8%	6%	16%	12%	23%	18%	48%	34%	34%	24%
BREP Asia	3%	2%	3%	1%	17%	11%	13%	6%	35%	22%	24%	14%
BREP Europe IV (b)	7%	5%	7%	5%	23%	17%	24%	14%	56%	35%	32%	21%
BREDS	7%	4%	5%	3%	9%	5%	12%	8%	17%	13%	16%	12%
BSSF I	1%	1%	1%	1%	5%	3%	11%	8%	N/A	N/A	15%	11%
CMBS	1%	—	—	-1%	4%	2%	8%	5%	N/A	N/A	15%	11%
BREIF	1%	1%	—	—	8%	5%	3%	1%	N/A	N/A	9%	5%
BREP Co-Investment	-7%	-7%	5%	2%	-1%	-1%	18%	16%	18%	16%	18%	16%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/A Not applicable.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations.
(b)	Euro-based internal rates of return.

The following table presents the Carried Interest status of our real estate carry funds with expired investment periods which are currently not generating performance fees as of September 30, 2015:

	Gain to Cross
	Carried Interest Threshold (a)
Fully Invested Funds	Amount	% Change in Total Enterprise Value (b)	% Change in Equity Value
	(Amounts in Millions)
BREP Int’l II (Sep 2005 / Jun 2008)	€742	29%	97%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value.

The Real Estate segment has four funds in their investment period, which were above their respective Carried Interest thresholds as of September 30, 2015: BREP Asia, BREP Europe IV and two funds within BREDS.

Hedge Fund Solutions

The following table presents the results of operations for our Hedge Fund Solutions segment:

	Three Months Ended				Nine Months Ended
	September 30,		2015 vs. 2014		September 30,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$133,592	$121,484	$12,108	10%	$394,445	$357,876	$36,569	10%
Transaction and Other Fees, Net	219	161	58	36%	244	380	(136)	-36%
Management Fee Offsets	(507)	(1,099)	592	-54%	(1,395)	(4,085)	2,690	-66%

Total Management Fees, Net	133,304	120,546	12,758	11%	393,294	354,171	39,123	11%

Performance Fees
Realized
Incentive Fees	2,783	6,683	(3,900)	-58%	30,214	54,501	(24,287)	-45%
Unrealized
Carried Interest	(5,394)	—	(5,394)	N/M	2,620	—	2,620	N/M
Incentive Fees	(29,711)	25,473	(55,184)	N/M	33,571	74,114	(40,543)	-55%

Total Performance Fees	(32,322)	32,156	(64,478)	N/M	66,405	128,615	(62,210)	-48%

Investment Income (Loss)
Realized	(468)	2,693	(3,161)	N/M	(12,600)	21,907	(34,507)	N/M
Unrealized	(6,411)	(1,168)	(5,243)	449%	104	4,320	(4,216)	-98%

Total Investment Income (Loss)	(6,879)	1,525	(8,404)	N/M	(12,496)	26,227	(38,723)	N/M
Interest and Dividend Revenue	4,136	2,724	1,412	52%	12,055	7,725	4,330	56%
Other	(66)	740	(806)	N/M	(1,214)	659	(1,873)	N/M

Total Revenues	98,173	157,691	(59,518)	-38%	458,044	517,397	(59,353)	-11%

Expenses
Compensation and Benefits
Compensation	44,408	41,940	2,468	6%	146,353	125,852	20,501	16%
Performance Fee Compensation
Realized
Incentive Fees	(436)	2,312	(2,748)	N/M	11,745	18,501	(6,756)	-37%
Unrealized
Carried Interest	(3,041)	—	(3,041)	N/M	1,036	—	1,036	N/M
Incentive Fees	(7,011)	8,778	(15,789)	N/M	12,404	26,791	(14,387)	-54%

Total Compensation and Benefits	33,920	53,030	(19,110)	-36%	171,538	171,144	394	0%
Other Operating Expenses	24,147	20,480	3,667	18%	65,852	65,061	791	1%

Total Expenses	58,067	73,510	(15,443)	-21%	237,390	236,205	1,185	1%

Economic Income	$40,106	$84,181	$(44,075)	-52%	$220,654	$281,192	$(60,538)	-22%

N/M Not meaningful.

Revenues

Revenues were $98.2 million for the three months ended September 30, 2015, a decrease of $59.5 million compared to $157.7 million for the three months ended September 30, 2014. The decrease in revenues was primarily attributable to a decrease of $64.5 million in Performance Fees, partially offset by an increase of $12.8 million in Total Management Fees, Net.

Performance Fees, which are determined on a fund by fund basis, were $(32.3) million for the three months ended September 30, 2015, a decrease of $64.5 million compared to $32.2 million for the three months ended September 30, 2014. The decrease in Performance Fees was primarily due to lower returns.

Total Management Fees, Net were $133.3 million for the three months ended September 30, 2015, an increase of $12.8 million compared to $120.5 million for the three months ended September 30, 2014, primarily due to an increase in Base Management Fees. Base Management Fees were $133.6 million for the three months ended September 30, 2015, an increase of $12.1 million compared to $121.5 million for the three months ended September 30, 2014. This increase was driven by an increase in Fee-Earning Assets Under Management of 5% from the prior year period, which was from net inflows and market appreciation.

Revenues were $458.0 million for the nine months ended September 30, 2015, a decrease of $59.4 million compared to $517.4 million for the nine months ended September 30, 2014. The decrease in revenue was primarily attributable to decreases of $62.2 million and $38.7 million in Performance Fees and Total Investment Income respectively, partially offset by an increase of $39.1 million in Total Management Fees, Net.

Performance Fees, which are determined on a fund by fund basis, were $66.4 million for the nine months ended September 30, 2015, a decrease of $62.2 million compared to $128.6 million for the nine months ended September 30, 2014. The decrease in Performance Fees was primarily due to lower returns.

Investment Income (Loss) was $(12.5) million for the nine months ended September 30, 2015, a decrease of $38.7 million compared to $26.2 million for the nine months ended September 30, 2014. The decrease in Investment Income (Loss) was primarily driven by the year over year net depreciation of investments of which Blackstone owns a share.

Total Management Fees, Net were $393.3 million for the nine months ended September 30, 2015, an increase of $39.1 million compared to $354.2 million for the nine months ended September 30, 2014, primarily due to an increase in Base Management Fees. Base Management Fees were $394.4 million for the nine months ended September 30, 2015, an increase of $36.6 million compared to $357.9 million for the nine months ended September 30, 2014. This increase was driven by an increase in Fee-Earning Assets Under Management of 5% from the prior year period, which was from net inflows and market appreciation.

Expenses

Expenses were $58.1 million for the three months ended September 30, 2015, a decrease of $15.4 million compared to $73.5 million for the three months ended September 30, 2014. The decrease in expenses was primarily attributable to a decrease of $21.6 million in Performance Fee Compensation, partially offset by increases of $3.7 million and $2.5 million in Other Operating Expenses and Compensation, respectively. The decrease in Performance Fee Compensation was attributable to the decrease in Performance Fees Revenue. The increase in Other Operating Expenses was primarily due to interest allocated to the segment. The increase in Compensation was primarily due to an increase in Total Management Fees, on which a portion of compensation is based.

Expenses were $237.4 million for the nine months ended September 30, 2015, relatively stable compared to $236.2 million for the nine months ended September 30, 2014.

Operating Metrics

The following table presents information regarding our Incentive Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees		Estimated % Above High Water Mark and/or Hurdle (a)
	As of September 30,		As of September 30,
	2014	2015	2014	2015
	(Dollars in Thousands)
BAAM Managed Funds (b)	$33,990,973	$35,825,891	90%	62%

Note: Totals in graph may not add due to rounding.

(a)	Estimated % Above High Water Mark and/or Hurdle represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable BAAM managed fund has positive investment performance (relative to a hurdle, where applicable). Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark and/or Hurdle, thereby resulting in an increase in Estimated % Above High Water Mark and/or Hurdle.
(b)	For the BAAM managed funds, at September 30, 2015 the incremental appreciation needed for the 38% of Fee-Earning Assets Under Management below their respective High Water Marks and/or Hurdle to reach their respective High Water Marks and/or Hurdle was $261.1 million, an increase of $202.1 million, or 342%, compared to $59.0 million at September 30, 2014. Of the Fee-Earning Assets Under Management below their respective High Water Marks and/or Hurdle as of September 30, 2015, 83% were within 5% of reaching their respective High Water Mark and/or Hurdle.

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

The following table presents the return information of the BAAM Managed Funds, BAAM Principal Solutions Composite:

	Three Months Ended September 30,				Nine Months Ended September 30,				Average Annual Returns (a)
									Periods Ended September 30, 2015
	2015		2014		2015		2014		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Managed Funds, BAAM Principal Solutions Composite (b)	-1%	-1%	2%	1%	3%	2%	6%	5%	4%	3%	8%	7%	7%	6%	8%	7%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	BAAM’s Principal Solutions (“BPS”) Composite covers the period from January 2000 to present, although BAAM’s inception date is September 1990. BPS Composite does not include BAAM’s individual investor solutions (liquid alternatives), long-only equity, long-biased commodities, ventures (seeding and minority interests), strategic opportunities (co-investments), Senfina (direct trading) and advisory (non-discretionary) platforms, except for investments by BPS funds directly into those platforms. BAAM-managed funds in liquidation are also excluded. On a net of fees basis, the BPS Composite was down 1.0% for the quarter and up 2.2% year-to-date.

Credit

The following table presents the results of operations for our Credit segment:

	Three Months Ended September 30,		2015 vs. 2014		Nine Months Ended September 30,		2015 vs. 2014

	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$126,533	$120,684	$5,849	5%	$375,177	$338,747	$36,430	11%
Transaction and Other Fees, Net	1,289	3,025	(1,736)	-57%	4,806	13,433	(8,627)	-64%
Management Fee Offsets	(11,260)	(6,850)	(4,410)	64%	(22,480)	(17,841)	(4,639)	26%

Total Management Fees, Net	116,562	116,859	(297)	-0%	357,503	334,339	23,164	7%

Performance Fees
Realized
Carried Interest	51,606	164,602	(112,996)	-69%	91,898	195,201	(103,303)	-53%
Incentive Fees	28,123	28,998	(875)	-3%	76,238	68,264	7,974	12%
Unrealized
Carried Interest	(112,366)	(61,604)	(50,762)	82%	(80,099)	423	(80,522)	N/M
Incentive Fees	(26,419)	(31,630)	5,211	-16%	(10,774)	38,517	(49,291)	N/M

Total Performance Fees	(59,056)	100,366	(159,422)	N/M	77,263	302,405	(225,142)	-74%

Investment Income (Loss)
Realized	1,735	3,040	(1,305)	-43%	6,695	8,334	(1,639)	-20%
Unrealized	(10,177)	4,892	(15,069)	N/M	(530)	12,492	(13,022)	N/M

Total Investment Income (Loss)	(8,442)	7,932	(16,374)	N/M	6,165	20,826	(14,661)	-70%
Interest and Dividend Revenue	6,053	5,968	85	1%	17,642	16,721	921	6%
Other	(73)	(3,619)	3,546	-98%	3,454	(3,867)	7,321	N/M

Total Revenues	55,044	227,506	(172,462)	-76%	462,027	670,424	(208,397)	-31%

Expenses
Compensation and Benefits
Compensation	51,324	54,877	(3,553)	-6%	148,325	156,939	(8,614)	-5%
Performance Fee Compensation
Realized
Carried Interest	28,950	90,872	(61,922)	-68%	50,582	106,805	(56,223)	-53%
Incentive Fees	13,659	16,125	(2,466)	-15%	34,515	39,015	(4,500)	-12%
Unrealized
Carried Interest	(61,190)	(38,091)	(23,099)	61%	(45,349)	(6,435)	(38,914)	605%
Incentive Fees	(12,846)	(17,657)	4,811	-27%	(3,974)	12,954	(16,928)	N/M

Total Compensation and Benefits	19,897	106,126	(86,229)	-81%	184,099	309,278	(125,179)	-40%
Other Operating Expenses	24,898	20,860	4,038	19%	70,273	75,858	(5,585)	-7%

Total Expenses	44,795	126,986	(82,191)	-65%	254,372	385,136	(130,764)	-34%

Economic Income	$10,249	$100,520	$(90,271)	-90%	$207,655	$285,288	$(77,633)	-27%

N/M Not meaningful.

Revenues

Revenues were $55.0 million for the three months ended September 30, 2015, a decrease of $172.5 million compared to $227.5 million for the three months ended September 30, 2014. This change was primarily attributable to decreases of $159.4 million in Performance Fees and $16.4 million in Investment Income (Loss).

Performance Fees were $(59.1) million for the three months ended September 30, 2015, a decrease of $159.4 million compared to $100.4 million for the three months ended September 30, 2014. This change was primarily attributable to declines in public markets that impacted all three alternative credit strategies. The net returns of Blackstone’s significant Credit segment funds were -2.4% for Hedge Fund Strategies, -3.2% for Mezzanine Strategies and -5.7% for Rescue Lending Strategies for the three months ended September 30, 2015.

Investment Income (Loss) was $(8.4) million for the three months ended September 30, 2015, a decrease of $16.4 million compared to $7.9 million for the three months ended September 30, 2014. The decrease in Investment Income (Loss) was primarily driven by the factors noted above.

Revenues were $462.0 million for the nine months ended September 30, 2015, a decrease of $208.4 million compared to $670.4 million for the nine months ended September 30, 2014. This change was primarily attributable to decreases of $225.1 million and $14.7 million in Performance Fees and Investment Income (Loss), respectively, partially offset by an increase of $23.2 million in Total Management Fees, Net.

Performance Fees were $77.3 million for the nine months ended September 30, 2015, a decrease of $225.1 million compared to $302.4 million for the nine months ended September 30, 2014. This change was primarily attributable to declines in public holdings in our major carry funds. The net returns of Blackstone’s significant Credit segment funds were 0.1% for Hedge Fund Strategies, 4.4% for Mezzanine Strategies and -1.0% for Rescue Lending Strategies for the nine months ended September 30, 2015.

Investment Income (Loss) was $6.2 million for the nine months ended September 30, 2015, a decrease of $14.7 million compared to $20.8 million for the nine months ended September 30, 2014. The decrease in Investment Income (Loss) was primarily driven by the factors noted above.

Total Management Fees, Net were $357.5 million for the nine months ended September 30, 2015, an increase of $23.2 million compared to $334.3 million for the nine months ended September 30, 2014. This change was primarily attributable to an increase of $36.4 million in Base Management Fees, partially offset by a decrease of $8.6 million in Transaction and Other Fees, Net. The increase in Base Management Fees was primarily attributable to a larger Fee-Earning Assets Under Management base, driven by Hedge Fund Strategies and Performing Credit. The decrease in Transaction and Other Fees, Net was primarily attributable to fees related to the European CLO business.

Expenses

Expenses were $44.8 million for the three months ended September 30, 2015, a decrease of $82.2 million compared to $127.0 million for the three months ended September 30, 2014. The decrease in expenses was primarily attributable to a decrease of $82.7 million in Performance Fee Compensation. The decrease in Performance Fee Compensation was due to lower performance revenue noted above.

Expenses were $254.4 million for the nine months ended September 30, 2015, a decrease of $130.8 million compared to $385.1 million for the nine months ended September 30, 2014. The decrease in expenses was primarily attributable to decreases of $125.2 million in Total Compensation and Benefits and $5.6 million in Other Operating Expenses. The decrease in Total Compensation and Benefits was due to the decrease in Performance Fees Revenue. The decrease in Other Operating Expenses was driven by a non-recurring placement fee in the first quarter of 2014 and partially offset by an increase in interest allocated to the segment.

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

As of September 30, 2015, the Credit segment’s returns reflect composite returns for funds included within each alternative strategy as set forth below. Previously, these returns reflected only the composite returns for the flagship funds in each strategy. The historical returns presented in the tables below have been updated to conform to the current presentation.

The following table presents composite return information of the segment’s Hedge Fund Strategies funds:

	Three Months Ended September 30,				Nine Months Ended September 30,				Average Annual Returns (a)
									Periods Ended
									September 30, 2015
	2015		2014		2015		2014		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Hedge Fund Strategies (b)	-2%	-2%	-0%	-0%	1%	0%	6%	5%	-3%	-4%	11%	8%	12%	9%	12%	9%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Average annual returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	The Hedge Fund Strategies’ returns represent a weighted-average composite of the fee-earning funds exceeding $100 million of fair value at each respective quarter end excluding the Blackstone Funds that were contributed to GSO as part of Blackstone’s acquisition of GSO in March 2008. The historical returns are from August 1, 2005.

The following table presents combined internal rates of return of the segment’s Mezzanine Strategies funds and Rescue Lending Strategies funds:

	Three Months Ended				Nine Months Ended				September 30, 2015
	September 30,				September 30,
	2015		2014		2015		2014		Inception to Date
Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Mezzanine Strategies (b)	-3%	-3%	14%	11%	6%	4%	24%	18%	24%	18%
Rescue Lending Strategies (c)	-6%	-6%	8%	6%	-1%	-1%	19%	15%	19%	14%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations, net of tax advances.
(b)	The Mezzanine Strategies’ returns represent the IRR of the combined cash flows of the fee-earning funds exceeding $100 million of fair value at each respective quarter end excluding the Blackstone Funds that were contributed to GSO as part of Blackstone’s acquisition of GSO in March 2008. The inception to date returns are from July 16, 2007.
(c)	The Rescue Lending Strategies’ returns represent the IRR of the combined cash flows of the fee-earning funds exceeding $100 million of fair value at each respective quarter end. The inception to date returns are from September 29, 2009.

As of September 30, 2015, the drawdown funds within the Rescue Lending Strategies return were above their respective Carried Interest thresholds. For the Mezzanine Lending Strategies return, one fund representing 3.7% of the fair value included in the return was below its Carried Interest threshold. The other funds in the Mezzanine Lending Strategies return, representing 96.3% of the fair value included in the return, were above their respective Carried Interest thresholds.

Financial Advisory

The following table presents the results of operations for our Financial Advisory segment:

	Three Months Ended				Nine Months Ended
	September 30,		2015 vs. 2014		September 30,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$146,153	$84,131	$62,022	74%	$307,389	$269,008	$38,381	14%
Transaction and Other Fees, Net	147	391	(244)	-62%	452	1,329	(877)	-66%

Total Advisory and Transaction Fees	146,300	84,522	61,778	73%	307,841	270,337	37,504	14%

Investment Income (Loss)
Realized	(479)	505	(984)	N/M	(868)	745	(1,613)	N/M
Unrealized	(998)	(528)	(470)	89%	(39)	1,135	(1,174)	N/M

Total Investment Income (Loss)	(1,477)	(23)	(1,454)	N/M	(907)	1,880	(2,787)	N/M
Interest and Dividend Revenue	6,094	2,412	3,682	153%	12,523	7,101	5,422	76%
Other	(235)	472	(707)	N/M	(1,303)	137	(1,440)	N/M

Total Revenues	150,682	87,383	63,299	72%	318,154	279,455	38,699	14%

Expenses
Compensation and Benefits
Compensation	65,066	58,016	7,050	12%	183,824	189,442	(5,618)	-3%
Other Operating Expenses	22,777	19,853	2,924	15%	62,678	63,311	(633)	-1%

Total Expenses	87,843	77,869	9,974	13%	246,502	252,753	(6,251)	-2%

Economic Income	$62,839	$9,514	$53,325	560%	$71,652	$26,702	$44,950	168%

N/M Not meaningful.

On October 1, 2015, Blackstone completed the previously-announced spin-off of the operations that have historically constituted Blackstone’s Financial Advisory segment, other than Blackstone’s capital markets service business.

Revenues

Revenues were $150.7 million for the three months ended September 30, 2015, an increase of $63.3 million compared to $87.4 for the three months ended September 30, 2014. The increase in revenues was primarily due to a $61.8 million increase in Total Advisory and Transaction Fees. The increase in Total Advisory and Transaction Fees was primarily due to increased deal size of closed Advisory transactions.

Revenues were $318.2 million for the nine months ended September 30, 2015, an increase of $38.7 million compared to $279.5 million for the nine months ended September 30, 2014. The increase in revenues was primarily due to a $37.5 million increase in Total Advisory and Transaction Fees. The increase in Total Advisory and Transaction Fees was primarily due to increased deal size of closed Advisory transactions.

Expenses

Expenses were $87.8 million for the three months ended September 30, 2015, an increase of $10.0 million compared to the three months ended September 30, 2014. The increase in expenses was primarily due to a $7.1 million increase in Compensation. The increase in Compensation was primarily due to an overall increase in Advisory Fees, partially offset by a decrease in headcount.

Expenses were $246.5 million for the nine months ended September 30, 2015, a decrease of $6.3 million compared to the nine months ended September 30, 2014. The decrease in expenses was primarily due to a $5.6 million decrease in Compensation. The decrease in Compensation was primarily due to a decrease in headcount.

Liquidity and Capital Resources

General

Blackstone’s business model derives revenue primarily from third party assets under management and from advisory businesses. Blackstone is not a capital or balance sheet intensive business and targets operating expense levels such that total management and advisory fees exceed total operating expenses each period. As a result, we require limited capital resources to support the working capital or operating needs of our businesses. We draw primarily on the long-term committed capital of our limited partner investors to fund the investment requirements of the Blackstone Funds and use our own realizations and cash flows to invest in growth initiatives, make commitments to our own funds, where our minimum general partner commitments are generally less than 5% of the limited partner commitments of a fund, and pay distributions to unitholders.

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

Total assets were $23.6 billion as of September 30, 2015, a decrease of $7.9 billion from December 31, 2014. The decrease in total assets was primarily attributable to a decrease of $7.5 billion in Investments following the adoption of new consolidation accounting guidance which resulted in the deconsolidation of a number of Blackstone Funds.

Total liabilities were $10.9 billion as of September 30, 2015, a decrease of $3.2 billion from December 31, 2014. The decrease in total liabilities was primarily due to a decrease in Loans Payable of $2.8 billion, which was attributable to the adoption of new consolidation accounting guidance which resulted in the deconsolidation of a number of Blackstone Funds.

For the three months ended September 30, 2015, we had Total Fee Related Revenues of $707.8 million and related expenses of $442.2 million, generating Fee Related Earnings of $265.7 million and Distributable Earnings of $691.5 million. For the nine months ended September 30, 2015, we had Total Fee Related Revenues of $1.9 billion and related expenses of $1.3 billion, generating Fee Related Earnings of $624.7 million and Distributable Earnings of $3.0 billion.

Sources of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, investments in our own Treasury and liquid funds and access to our $1.1 billion committed revolving credit facility. We may from time to time access the capital markets. As of September 30, 2015, we had $1.4 billion in cash and cash equivalents, $2.6 billion invested in Blackstone’s Treasury Cash Management Strategies, $172.1 million invested in liquid Blackstone Funds, and $2.1 billion invested in illiquid Blackstone Funds, against $2.8 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.

On April 27, 2015, Blackstone issued $350 million in aggregate principal amount of 4.450% senior notes which will mature on July 15, 2045.

On May 19, 2015, Blackstone issued €300 million in aggregate principal amount of 2.000% senior notes which will mature on May 19, 2025.

In addition to the cash we received in connection with our IPO and our debt offerings and availability under our committed revolving credit facility, we expect to receive (a) cash generated from operating activities, (b) Carried Interest and incentive income realizations, and (c) realizations on the carry and hedge fund investments that we make. The amounts received from these three sources in particular may vary substantially from year to year and quarter to quarter depending on the frequency and size of realization events or net returns experienced by our investment funds. Our available capital could be adversely affected if there are prolonged periods of few substantial realizations from our investment funds accompanied by substantial capital calls for new investments from those investment funds. Therefore, Blackstone’s commitments to our funds are taken into consideration when managing our overall liquidity and cash position.

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

The following table is a reconciliation of Net Income Attributable to The Blackstone Group L.P. to Economic Income, of Economic Income to Economic Net Income, of Economic Net Income to Fee Related Earnings, of Fee Related Earnings to Distributable Earnings and of Distributable Earnings to Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization:

(Dollars in Thousands)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net Income (Loss) Attributable to The Blackstone Group L.P.	**$ (254,697)**	**$ 250,505**	**$ 508,919**	**$ 1,033,138**
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	(247,318)	271,194	532,782	1,114,518
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	30,671	55,491	179,183	239,513
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(12,520)	(23,328)	8,787	44,950
Net Income (Loss)	**$ (483,864)**	**$ 553,862**	**$ 1,229,671**	**$ 2,432,119**
Provision for Taxes	1,573	79,108	144,168	216,487
Income (Loss) Before Provision for Taxes	**$ (482,291)**	**$ 632,970**	**$ 1,373,839**	**$ 2,648,606**
Transaction-Related Charges	80,962	209,240	504,842	564,832
Amortization of Intangibles (b)	30,624	27,828	81,243	85,141
(Income) Associated with Non-Controlling Interests of Consolidated Entities (c)	(18,151)	(32,163)	(187,970)	(284,463)
Economic Income (Loss)	**$ (388,856)**	**$ 837,875**	**$ 1,771,954**	**$ 3,014,116**
Taxes (d)	(27,070)	(79,519)	(57,376)	(115,863)
Economic Net Income (Loss)	**$ (415,926)**	**$ 758,356**	**$ 1,714,578**	**$ 2,898,253**
Taxes (d)	27,070	79,519	57,376	115,863
Performance Fee Adjustment (e)	639,349	(891,087)	(1,604,051)	(3,068,539)
Investment (Income) Adjustment (f)	136,131	(80,766)	(64,284)	(373,204)
Net Interest Loss (g)	9,522	10,636	32,335	30,660
Performance Fee Compensation and Benefits Adjustment(h)	(130,479)	360,162	488,778	1,015,254
Fee Related Earnings	**$ 265,667**	**$ 236,820**	**$ 624,732**	**$ 618,287**
Net Realized Performance Fees (i)	357,114	470,560	2,015,336	1,087,127
Realized Investment Income (j)	87,526	75,832	331,815	389,948
Net Interest (Loss) (g)	(9,522)	(10,636)	(32,335)	(30,660)
Taxes and Related Payables Including Payable Under Tax Receivable Agreement (k)	(27,070)	(96,437)	(64,651)	(172,332)
Equity-Based Compensation (l)	17,819	9,947	90,764	37,534
Distributable Earnings	**$ 691,534**	**$ 686,086**	**$ 2,965,661**	**$ 1,929,904**
Interest Expense	44,981	34,221	129,271	98,701
Taxes and Related Payables Including Payable Under Tax Receivable Agreement (k)	27,070	96,437	64,651	172,332
Depreciation and Amortization	6,719	7,557	20,361	25,100
Adjusted EBITDA	**$ 770,304**	**$ 824,301**	**$ 3,179,944**	**$ 2,226,037**

(a)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s initial public offering and long-term retention programs outside of annual deferred compensation and other corporate actions.
(b)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s initial public offering and other corporate actions.
(c)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes the amount of (Income) Loss Associated with Non-Controlling Interests of Consolidated Entities and includes the amount of Management Fee Revenues associated with Consolidated CLO Entities.
(d)	Taxes represent the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes.
(e)	This adjustment removes from EI the total segment amount of Performance Fees.
(f)	This adjustment removes from EI the total segment amount of Investment Income (Loss).
(g)	This adjustment represents Interest Income and Dividend Revenue less Interest Expense.
(h)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Fees.
(i)	Represents the adjustment for realized Performance Fees net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto.
(j)	Represents the adjustment for Blackstone’s Investment Income (Loss) — Realized.
(k)	Taxes and Related Payables Including Payable Under Tax Receivable Agreement represent the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and the Payable Under Tax Receivable Agreement.
(l)	Represents equity-based award expense included in EI.

Liquidity Needs

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes, and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of September 30, 2015 consisted of the following:

	Blackstone and General Partner		Senior Managing Directors and Certain Other Professionals (a)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Private Equity
BCP VII	$500,000	$500,000	$225,000	$225,000
BCP VI	719,718	268,466	250,000	93,254
BCP V	629,356	42,258	—	—
BEP	50,000	6,400	—	—
BEP II	80,000	80,000	26,667	26,667
Tactical Opportunities	212,565	119,481	44,894	25,235
Strategic Partners	155,525	108,192	20,294	5,936
Other (b)	207,502	12,517	—	—
Real Estate
BREP VIII	300,000	280,970	100,000	93,657
BREP VII	300,000	65,603	100,000	21,868
BREP VI	750,000	38,840	150,000	12,947
BREP Europe III	100,000	13,231	35,000	4,410
BREP Europe IV	130,000	56,339	43,333	18,780
BREP Asia	50,392	25,030	16,797	8,343
BREDS II	50,000	25,843	16,667	8,614
CT Opportunity Partners I	25,000	23,410	—	—
Other (b)	141,111	40,378	—	—
Hedge Fund Solutions
Strategic Alliance	50,000	2,033	—	—
Strategic Alliance II	50,000	1,482	—	—
Strategic Alliance III	2,000	2,000
Strategic Holdings LP	50,000	45,847	—	—
Other (b)	300	133	—	—
Credit
Capital Opportunities Fund II LP	120,000	78,188	119,425	71,806
GSO Capital Solutions II	125,000	103,426	110,205	98,813
Blackstone/GSO Capital Solutions	50,000	9,462	27,666	5,236
BMezz II	17,692	3,085	—	—
GSO Credit Alpha Fund LP	52,102	41,852	50,953	40,929
GSO Euro Senior Debt Fund LP	63,000	63,000	57,611	57,611
GSP Energy Select Opportunities Fund	80,000	80,000	75,935	75,935
Other (b)	80,212	44,857	13,485	8,760

Total	$5,141,475	$2,182,323	$1,483,932	$903,801

(a)	For some of the general partner commitments shown in the table above, we require our senior managing directors and certain other professionals to fund a portion of the commitment even though the ultimate obligation to fund the aggregate commitment is ours pursuant to the governing agreements of the respective funds. The amounts of the aggregate applicable general partner original and remaining commitment are shown in the table above. In addition, certain senior managing directors and other professionals are required to fund a de minimis amount of the commitment in the other private equity, real estate and credit-focused carry funds. We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described above will be more than sufficient to fund our working capital requirements.
(b)	Represents capital commitments to a number of other funds in each respective segment.

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

In August 2009, Blackstone Holdings Finance Co. L.L.C. issued $600 million in aggregate principal amount of 6.625% Senior Notes which will mature on August 15, 2019, unless earlier redeemed or repurchased. In September 2010, Blackstone Holdings Finance Co. L.L.C. issued $400 million in aggregate principal amount of 5.875% Senior Notes which will mature on March 15, 2021, unless earlier redeemed or repurchased. In August 2012, Blackstone Holdings Finance Co. L.L.C. issued $400 million in aggregate principal amount of 4.75% Senior Notes which will mature on February 15, 2023 and $250 million in aggregate principal amount of 6.25% Senior Notes which will mature on August 15, 2042. In April 2014, Blackstone Holdings Finance Co. L.L.C. issued $500 million in aggregate principal amount of 5.000% Senior Notes which will mature on June 15, 2044, unless earlier redeemed or repurchased. (These Senior Notes are collectively referred to as the “Notes”.) The Notes are unsecured and unsubordinated obligations of Blackstone Holdings Finance Co. L.L.C. and are fully and unconditionally guaranteed, jointly and severally, by The Blackstone Group L.P. and each of the Blackstone Holdings Partnerships. The Notes contain customary covenants and financial restrictions that, among other things, limit Blackstone Holdings Finance Co. L.L.C. and the guarantors’ ability, subject to certain exceptions, to incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The Notes also contain customary events of default. All or a portion of the Notes may be redeemed at our option, in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the Notes. If a change of control repurchase event occurs, the Notes are subject to repurchase at the repurchase price as set forth in the Notes.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended September 30, 2015, no units were repurchased. As of September 30, 2015, the amount remaining under this program available for repurchases was $335.8 million.

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

With respect to fiscal year 2015, we have paid to common unitholders a distribution of $0.49 in respect of the third quarter, aggregating $2.12 per common unit in respect of the nine months ended September 30, 2015. With respect to fiscal year 2014, we paid common unitholders aggregate distributions of $2.12 per common unit.

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

The following table presents information regarding these financial instruments in our Condensed Consolidated Statements of Financial Condition:

	Reverse Repurchase Agreements	Repurchase Agreements	Securities Sold, Not Yet Purchased
	(Dollars in Millions)
Balance, September 30, 2015	$85.3	$42.1	$174.0
Balance, December 31, 2014	$—	$29.9	$85.9
Nine Months Ended September 30, 2015
Average Daily Balance	$76.1	$68.2	$157.8
Maximum Daily Balance	$120.7	$147.2	$204.6

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of September 30, 2015 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	October 1, 2015 to December 31, 2015	2016–2017	2018–2019	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$19,749	$187,736	$179,209	$702,341	$1,089,035
Purchase Obligations	7,408	23,627	7,178	526	38,739
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	585,000	2,237,470	2,822,470
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	12,527	291,786	288,412	1,519,071	2,111,796
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	4,166	380,922	—	3,103,255	3,488,343
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	18,404	139,145	119,246	475,725	752,520
Blackstone Funds Capital Commitments to Investee Funds (f)	34,916	—	—	—	34,916
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (g)	—	151,274	171,041	977,783	1,300,098
Unrecognized Tax Benefits, Including Interest and Penalties (h)	5,751	—	—	—	5,751
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (i)	2,182,323	—	—	—	2,182,323

Consolidated Contractual Obligations	2,285,244	1,174,490	1,350,086	9,016,171	13,825,991
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	(4,166)	(380,922)	—	(3,103,255)	(3,488,343)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	(18,404)	(139,145)	(119,246)	(475,725)	(752,520)
Blackstone Funds Capital Commitments to Investee Funds (f)	(34,916)	—	—	—	(34,916)

Blackstone Operating Entities Contractual Obligations	$2,227,758	$654,423	$1,230,840	$5,437,191	$9,550,212

(a)	We lease our primary office space under agreements that expire through 2032. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Condensed Consolidated Statements of Financial Condition. The amounts are presented net of contractual sublease commitments. Included herein is $153.8 million of lease commitments related to PJT Partners Inc. which as of October 1, 2015 have been transferred to PJT Partners Inc. as part of the spin-off.
(b)	Represents the principal amount due on the senior notes we issued. As of September 30, 2015, we had no outstanding borrowings under our revolver.
(c)	Represents interest to be paid over the maturity of our senior notes and borrowings under our revolving credit facility which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.

(d)	These obligations are those of the Blackstone Funds including the consolidated CLO vehicles.
(e)	Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of September 30, 2015, at spreads to market rates pursuant to the financing agreements, and range from 0.27% to 7.12%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(f)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(g)	Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s initial public offering in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Condensed Consolidated Financial Statements and shown in Note 16. “Related Party Transactions” (see “Part I. Item 1. Financial Statements”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(h)	The total represents gross unrecognized tax benefits of $3.2 million and interest and penalties of $2.5 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $15.9 million and interest of $5.8 million; therefore, such amounts are not included in the above contractual obligations table.
(i)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

In connection with the spin-off of our financial and strategic advisory services, restructuring and reorganization advisory service and Park Hill group businesses, certain of the Blackstone equity awards held by PJT Partners’ personnel who remained employed with PJT Partners through the spin-off were converted into equity awards of PJT Partners. As described under “Certain Relationships and Related Party Transactions—Agreements with Blackstone Related to the Spin-Off—Employee Matters Agreement” in the Form 10 filed by PJT Partners Inc. on September 3, 2015, if in the first 180 calendar days following the spin-off the value of the PJT Partners’ personnel’s converted equity award is less than the value that the relinquished Blackstone award would have had over the same period, Blackstone will pay (in cash, Blackstone equity or PJT Partners equity, at Blackstone’s discretion) certain “true-up” awards to PJT Partners’ personnel. As an illustrative example, $20.7 million would be payable by Blackstone pursuant to this “true-up” requirement if the “true-up” awards were calculated as of October 30, 2015.

Guarantees

Blackstone and certain of its consolidated funds provide financial guarantees. The amounts and nature of these guarantees are described in Note 17. “Commitments and Contingencies – Contingencies – Guarantees” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of September 30, 2015.

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

As of September 30, 2015, the total clawback obligations were $1.2 million, of which $0.7 million related to Blackstone Holdings and $0.5 million related to current and former Blackstone personnel. (See Note 16. “Related Party Transactions” and Note 17. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.)

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

Revenue Recognition

Revenues primarily consist of management and advisory fees, performance fees, investment income, interest and dividend revenue and other. Please refer to “Part I. Item 1. Business – Incentive Arrangements / Fee Structure” in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information regarding the manner in which Base Management Fees and Performance Fees are generated.

Management and Advisory Fees, Net – Management and Advisory Fees, Net are comprised of management fees, including base management fees, transaction and other fees, advisory fees and management fee reductions and offsets.

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

Compensation and Benefits – Performance Fee – Performance Fee Compensation consists of Carried Interest (which may be distributed in cash or in kind) and Incentive Fee allocations, and may in future periods also include allocations of investment income from Blackstone’s firm investments, to employees and senior managing directors participating in certain profit sharing initiatives. Such compensation expense is subject to both positive and negative adjustments. Unlike Carried Interest and Incentive Fees, compensation expense is based on the performance of individual investments held by a fund rather than on a fund by fund basis. Compensation received from advisory clients in the form of securities of such clients may also be allocated to employees and senior managing directors.

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

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

•

Level I – Quoted prices are available in active markets for identical financial instruments as of the reporting date. The types of financial instruments in Level I include listed equities, listed derivatives and mutual funds with quoted prices. The Partnership does not adjust the quoted price for these investments, even in situations where Blackstone holds a large position and a sale could reasonably impact the quoted price.

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

Private Equity Investments – The fair values of private equity investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), the discounted cash flow method, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are based on unaudited information at the time received. Valuations may be derived by reference to observable valuation measures for comparable companies or transactions (for example, multiplying a key performance metric of the investee company, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Where a discounted cash flow method is used, a terminal value is derived by reference to EBITDA or price/earnings exit multiples.

Real Estate Investments – The fair values of real estate investments are determined by considering projected operating cash flows, sales of comparable assets, if any, and replacement costs, among other measures. The methods used to estimate the fair value of real estate investments include the discounted cash flow method and/or capitalization rates (“cap rates”) analysis. Valuations may be derived by reference to observable valuation measures for comparable companies or assets (for example, multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Where a discounted cash flow method is used, a terminal value is derived by reference to an exit EBITDA multiple or cap rate. Additionally, where applicable, projected distributable cash flow through debt maturity will be considered in support of the investment’s fair value.

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

The carrying value of goodwill was $1.8 billion as of September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, we determined that there was no evidence of Goodwill impairment.

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

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the fair value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the nine months ended September 30, 2015 and September 30, 2014, the percentages of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	Nine Months Ended September 30,
	2015	2014
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	35%	35%

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of September 30, 2015 and September 30, 2014, we estimate that a 10% decline in fair value of the investments would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

	September 30,
	2015			2014
	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$85,230	$1,388,498	$227,245	$86,241	$1,237,030	$290,556

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Total Assets Under Management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	September 30, 2015
	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Private Equity	$41,248,115	91%
Real Estate	$62,547,442	76%
Credit	$43,954,837	51%

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of September 30, 2015 and September 30, 2014, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

	September 30,
	2015			2014
	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$13,235	$253,312	$33,093	$21,848	$279,198	$40,602

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of September 30, 2015 and September 30, 2014, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	September 30,
	2015	2014
	(Dollars in Thousands)
Annualized Increase in Interest Expense Due to a One Percentage Point
Increase in Interest Rates	$42	$68

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

	September 30,
	2015			2014
	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets
	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$12,783	(a)	$13,450	$16,276	(a)	$10,425

(a)	As of September 30, 2015 and 2014, this represents 0.3% and 0.6% of the Treasury Liquidity Portfolio, respectively.

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

We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	September 30,
	2015	2014
	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$52,347	$49,544

(a)	As of September 30, 2015 and 2014, this represents 1.3% and 1.8% of the Treasury Liquidity Portfolio, respectively.

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

The SEC has publicly indicated that it is specifically focused on private equity practices regarding fees and other conflicts of interest, including, among other things, the widespread industry practice of receiving fees from portfolio companies in connection with the termination of monitoring agreements upon the initial public offering or disposition of such companies. The SEC had reviewed our historical monitoring fee practices in 2011 — 2012 in their regular exam process. In June 2014, we voluntarily modified our monitoring fee practices in ways that are beneficial to our private equity investors, including eliminating any such payments beyond the year of sale for full dispositions and limiting payments following IPOs. This followed the expansion in 2012 of the disclosure that was already being made to private equity investors regarding such fees. As previously disclosed, in October 2014 the SEC informally requested additional information about our historical monitoring fee termination practices. The SEC also asked for additional information about certain pre-2011 practices relating to the application of disparate vendor discounts to Blackstone and to our funds that were changed in 2011 and had also been previously reviewed by the SEC in 2012. On October 7, 2015, without admitting or denying any wrongdoing, three of Blackstone’s private equity fund advisers (the “Fund Advisers”) consented to the entry of an order settling these matters in connection with funds formed many years ago. According to the SEC order, with respect to these legacy funds, the Fund Advisers did not provide sufficient pre-commitment disclosure regarding the possibility of accelerating otherwise authorized fees upon termination of monitoring fee agreements with their portfolio companies. The SEC order recognized, however, that such fees were disclosed in distribution notices, quarterly reports and in the case of initial public offerings of portfolio companies, in Form S-1 filings, and were subject to an explicit Limited Partner Advisory Committee objection right that was never exercised. The order also found that the Fund Advisers did not adequately disclose that certain legal fee discounts they received, prior to 2011, were greater than discounts received by the funds. The SEC order recognized, however, that in early 2011, the Fund Advisers voluntarily changed this policy. The Fund Advisers agreed as part of the settlement to pay disgorgement of $26,225,203 (plus prejudgment interest of $2,686,553) to limited partners of those funds and a civil monetary penalty of $10,000,000 to the SEC.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended September 30, 2015, no units were repurchased. As of September 30, 2015, the amount remaining available for repurchases was $335.8 million under this program. See “Part I. Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 14. Net Income Per Common Unit” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity Needs” for further information regarding this unit repurchase program.

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

Withdrawal Agreement with Laurence Tosi

On July 24, 2015, Blackstone announced that Laurence Tosi resigned from his position as Chief Financial Officer of Blackstone Group Management L.L.C., the general partner of Blackstone, effective August 7, 2015 (the “Effective Date”).

In connection with his resignation, Mr. Tosi entered into a withdrawal agreement with Blackstone on November 3, 2015, which includes the terms summarized below. Under the terms of the withdrawal agreement, Mr. Tosi agreed to enter into a general release of claims in favor of Blackstone and its related parties and affirmed his non-competition, non-solicitation, non-disparagement and confidentiality covenants contained in his Non-Competition and Non-Solicitation Agreement (the “Non-Competition Agreement”). All payments and benefits are subject to Mr. Tosi’s timely execution and non-revocation of the release and compliance with these restrictive covenants.

Under the terms of the withdrawal agreement, Mr. Tosi will receive $500,000 payable in a lump-sum cash payment within 15 days following the date of his agreement and the unvested portion of Mr. Tosi’s carried interest in (i) all Blackstone Innovations LLC and Blackstone Innovations (Cayman) III LP investments made through the Effective Date and (ii) Blackstone’s investment in Ipreo Holdings, LLC will vest. Except as described above, all of Mr. Tosi’s other unvested carried interest was forfeited as of the Effective Date.

In addition, under the terms of the withdrawal agreement, Mr. Tosi’s outstanding Blackstone unvested equity awards will be treated as follows:

•

49,925 deferred restricted common units held by Mr. Tosi pursuant to the terms of Blackstone’s Sixth Amended and Restated Bonus Deferral Plan, as amended, will, notwithstanding Mr. Tosi’s withdrawal, continue to vest and be settled in accordance with their terms, subject to Mr. Tosi’s continued compliance with the Non-Competition Agreement through each applicable vesting date; and

•

Mr. Tosi forfeited 576,837 unvested units of Blackstone and/or Blackstone Holdings with a value, as of the Effective Date of $21.8 million. Nonetheless, Blackstone agreed to provide Mr. Tosi with (i) quarterly payments from the Effective Date through February 1, 2016 equal to quarterly distributions to be made in respect of 125,448 Blackstone Holdings Partnership Units during such time and (ii) a number of vested Blackstone Holdings Partnership Units with a fair market value equal to $5,000,000 using a 60-trading day volume weighted average price as of February 1, 2016, in each case, subject to Mr. Tosi’s compliance with the Non-Competition Agreement. If the number of Blackstone Holdings Partnership Units in clause (ii) is greater than the number of Blackstone Holdings Partnership Units in clause (i), then Mr. Tosi will be entitled to an additional cash payment equal to distributions from the Effective Date through February 1, 2016 with respect to such excess number of Blackstone Holdings Partnership Units. If the number of Blackstone Holdings Partnership Units in clause (i) is greater than the number of Blackstone Holdings Partnership Units in clause (ii), then the number of Blackstone Holdings Partnership Units Mr. Tosi is entitled to receive will be reduced by a number of units with a value equal to the excess of the distributions Mr. Tosi received with respect to such excess number of Blackstone Holdings Partnership Units.

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”), which added Section 13(r) of the Exchange Act, Blackstone hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to us by Travelport Limited and Hilton Worldwide Holdings Inc., each of which may be considered our affiliate.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1	Agreement, dated as of November 3, 2015, between Blackstone Holdings I L.P. and Laurence A. Tosi.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Section 13(r) Disclosure.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: November 5, 2015

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C.,
its General Partner

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)