Form 10-K
period 2015-12-31
Blackstone Group L.P.
filed 2016-02-26
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common units of the Registrant held by non-affiliates as of June 30, 2015 was approximately $24.8 billion, which includes non-voting common units with a value of approximately $2.4 billion.

The number of the Registrant’s voting common units representing limited partner interests outstanding as of February 19, 2016 was 565,216,681. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of February 19, 2016 was 59,083,468.

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

Website and Social Media Disclosure

We use our website (www.blackstone.com), Facebook page (www.facebook.com/blackstone), Twitter (www.twitter.com/blackstone), LinkedIn (www.linkedin.com/company/the-blackstone-group), Instagram (instagram.com/Blackstone) and YouTube (www.youtube.com/user/blackstonegroup) accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about Blackstone when you enroll your e-mail address by visiting the “Contact Us/Email Alerts” section of our website at http://ir.blackstone.com. The contents of our website, any alerts and social media channels are not, however, a part of this report.

In this report, references to “Blackstone,” the “Partnership,” “we,” “us” or “our” refer to The Blackstone Group L.P. and its consolidated subsidiaries. Unless the context otherwise requires, references in this report to the ownership of Mr. Stephen A. Schwarzman, our founder, and other Blackstone personnel include the ownership of personal planning vehicles and family members of these individuals.

“Blackstone Funds,” “our funds” and “our investment funds” refer to the private equity funds, real estate funds, funds of hedge funds, credit-focused funds, collateralized loan obligation (“CLO”) and collateralized debt obligation (“CDO”) vehicles, real estate investment trusts and registered investment companies that are managed by Blackstone. “Our carry funds” refers to the private equity funds, real estate funds and certain of the credit-focused funds (with multi-year drawdown, commitment-based structures that only pay carry on the realization of an investment) that are managed by Blackstone. Blackstone’s Private Equity segment comprises its management of corporate private equity funds (including our sector and regional focused funds), which we refer to collectively as our Blackstone Capital Partners (“BCP”) funds, our opportunistic investment platform that invests globally across asset classes, industries and geographies, which we collectively refer to as Blackstone Tactical Opportunities (“Tactical Opportunities”), and Strategic Partners Fund Solutions (“Strategic Partners”), a secondary private fund of funds business. We refer to our real estate opportunistic funds as our Blackstone Real Estate Partners (“BREP”) funds and our real estate debt investment funds as our Blackstone Real Estate Debt Strategies (“BREDS”) funds. We refer to our core+ real estate funds, which target substantially stabilized assets generating relatively stable cash flow, as Blackstone Property Partners (“BPP”) funds. We refer to our listed real estate investment trusts as “REITs.” “Our hedge funds” refers to our funds of hedge funds, certain of our real estate debt investment funds, including a registered investment company, and certain other credit-focused funds which are managed by Blackstone.

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

Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Our funds of hedge funds and hedge funds generally have structures that afford an investor the right to withdraw or redeem their interests on a periodic basis (for example, annually or quarterly), with the majority of our funds requiring from 60 days to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. Investment advisory agreements related to separately managed accounts may generally be terminated by an investor on 30 to 90 days’ notice.

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

Overview

Blackstone is a leading global alternative asset manager, with Total Assets Under Management of $336.4 billion as of December 31, 2015. As stewards of public funds, we look to drive outstanding results for our investors and clients by deploying capital and ideas to help businesses succeed and grow. Our alternative asset management businesses include investment vehicles focused on private equity, real estate, hedge fund solutions, non-investment grade credit, secondary funds and other multi-asset class strategies. We historically also provided a wide range of financial advisory services, including financial and strategic advisory, restructuring and reorganization advisory, capital markets and fund placement services. In October 2015, however, we completed the previously-announced spin-off of these businesses, other than our capital markets services business, which was retained.

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

Two of our primary limited partner constituencies are public pension and corporate funds. As a result, to the extent our funds perform well, it supports a better retirement for millions of pensioners.

In addition, because we are a global firm with a footprint on nearly every continent, our investments can make a difference around the world. We are committed to making our family of companies stronger in ways that can have transformative impacts on local economies.

As of December 31, 2015, we had 104 senior managing directors and employed approximately 790 other investment professionals at our headquarters in New York and in 20 other cities around the world. We believe hiring, training and retaining talented individuals coupled with our rigorous investment process has supported our excellent investment record over many years. This record in turn has allowed us to successfully and repeatedly raise additional assets from an increasingly wide variety of sophisticated investors.

2015 Highlights

Strong Realization Activity

•	Sustained strong exit activity despite a volatile market backdrop and slowing public sales, with total realizations of $43 billion, down slightly from a firm record of $45 billion in 2014.

•

Active participation in equity and debt capital markets, including over 30 public equity transactions raising an aggregate of over $15 billion in proceeds, and a number of portfolio company refinancings. Equity capital markets activity included the successful initial public offerings of Summit Materials, Scout24, Performance Food Group, Intertrust and SH Kelkar.

Record Global Investment Pace

•	Our funds, including co-investments, invested a record $32 billion of capital.

•

Global scale and size allow Blackstone to identify relative value and deploy capital in the most attractive opportunities. Our real estate business leveraged its singular platform to consummate hallmark deals in 2015, including the acquisition of the majority of GE Capital’s real estate business, the acquisition of Stuyvesant Town, Manhattan’s largest apartment complex, and four take-privates of public real estate companies.

Strong Growth in Assets Under Management Despite Record Realization Pace

•

Each of our investing businesses saw positive growth in Assets Under Management in 2015, despite significant levels of realizations, primarily due to continued strong inflows through product and channel diversification.

•

Gross organic capital inflows across our businesses reached $94 billion for 2015, of which $13 billion was through the retail channel (which includes funds raised through intermediary firms that focus their offerings primarily on private clients and flows into products whose target audience is private clients, such as mutual funds, separately managed accounts and business development companies). We believe $94 billion of gross organic capital inflows is a record fiscal year for any alternative asset management firm.

•	Our seventh flagship private equity fund closed with third party commitments of $17.5 billion.

•	Our eighth global real estate fund closed with third party commitments of $16 billion.

•	Our new core+ real estate platform raised nearly $7 billion in its second year to reach $11 billion in Assets Under Management.

•

Hedge Fund Solutions had external gross inflows of $11 billion, including additional inflows into Blackstone Alternative Asset Management’s (“BAAM”) registered product platform, which is now $7 billion in size.

•	Senfina, BAAM’s multi-strategy trading platform, grew rapidly to $2 billion in Assets Under Management across eight portfolio managers.

•	Strategic Partners began raising its latest secondary fund of funds.

•	Tactical Opportunities continued fundraising for its platform of separately managed accounts, raising over $7 billion in 2015.

•	Credit continued to diversify the platform and launch new products, driving $23 billion in gross inflows during 2015.

Completion of the Spin-Off of Our Advisory Business

•

In October, we completed the previously-announced spin-off of the operations that have historically constituted our Financial Advisory segment, other than our capital markets services business, a transaction that creates new growth opportunities for our investing business. The financial and strategic advisory services, restructuring and reorganization advisory services and Park Hill Group businesses were spun-off from Blackstone and combined with PJT Capital LP, an independent financial advisory firm founded by Paul J. Taubman, to form an independent, publicly traded company called PJT Partners Inc.

Industry-Leading Credit Rating and Strong Balance Sheet

•	Strong balance sheet with no net debt, $4.2 billion in total cash, corporate treasury and liquid investments, and a $1.1 billion undrawn revolver.

•	S&P and Fitch have both affirmed Blackstone’s A+ / A+ credit ratings, making Blackstone the highest rated alternative asset manager and one of the highest rated global financial services firms.

•

Raised $678 million of debt capital in 2015, including the successful execution of our first euro bond sale in a highly oversubscribed offering of €300 million of 2.0% notes due 2025 and of an offering of $350 million of 4.45% notes due 2045.

Positively Impacting Communities

•	The Blackstone Charitable Foundation believes that entrepreneurship plays a crucial role in economic growth. The Foundation works with local partners in targeted regions worldwide to create or grow non-profit programs that support the networks and resources that entrepreneurs need to succeed. The Foundation has committed $40 million to this “Entrepreneurship Initiative” since the program’s inception in 2010. In 2015, the Foundation expanded one of its signature programs “Blackstone LaunchPad,” to three universities in Ireland and five universities in New York state.

•

In support of The White House’s “Joining Forces” initiative, Blackstone launched its Veterans Hiring Initiative, committing to hire 50,000 veterans across our portfolio of companies over a five-year period. More than 33,000 veterans have been hired since the Veterans Hiring Initiative was announced in April 2013. In 2015, we partnered with KKR, Carlyle and TPG to expand our annual summit to include representatives from across the industry, with U.S. First Lady Michelle Obama delivering keynote remarks and 150 hiring executives from the firms’ collective portfolio in attendance.

Business Segments

Our four business segments are: (a) Private Equity, (b) Real Estate, (c) Hedge Fund Solutions and (d) Credit.

Information about our business segments should be read together with “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included elsewhere in this Form 10-K. As a result of the spin-off of our Financial Advisory business in October 2015, which did not include our capital markets services business, the results of our capital markets services business were reclassified from our prior Financial Advisory segment to the Private Equity segment. All prior periods in this report have been recast to reflect this reclassification.

Private Equity

Our Private Equity segment, established in 1987, is a global business with approximately 230 investment professionals managing $94.3 billion of Total Assets Under Management as of December 31, 2015. We are focused on identifying, managing and creating lasting value for our investors. Our Private Equity segment includes our (a) corporate private equity funds, (b) Tactical Opportunities, our opportunistic investment platform that invests globally across asset classes, industries and geographies, (c) Strategic Partners, our secondary private fund of funds business, (d) Blackstone Total Alternatives Solution (“BTAS”), a new multi-asset investment program for eligible high net worth investors offering exposure to certain of Blackstone’s key illiquid investment strategies through a single commitment and (e) our capital markets services business. We have raised seven general private equity funds as well as three specialized corporate private equity funds focusing on energy and communications-related investments. We are currently investing from our sixth general private equity fund, Blackstone Capital Partners VI (“BCP VI”) and our second energy fund, Blackstone Energy Partners II (“BEP II”).

Our corporate private equity business pursues transactions throughout the world across a variety of transaction types, including large buyouts, mid-cap buyouts, buy and build platforms (which involve multiple acquisitions behind a single management team and platform) and growth equity/development projects (which involve significant minority investments in mature companies and greenfield development projects in energy and power). Our private equity business’s investment strategies and core themes continually evolve, in anticipation of, or in response to changes in the global economy, local markets, regulation, capital flows and geopolitical trends. We seek to construct a differentiated portfolio of investments with a well-defined, interventionist, post-acquisition value creation strategy. Similarly, we seek investments that can generate strong unlevered returns regardless of entry or exit cycle timing. Finally, when we can identify sectors or geographies in which the demand for capital greatly exceeds the readily available supply, our private equity business seeks to make investments at or near book value where it can create goodwill or franchise value through post-acquisition actions.

Tactical Opportunities, our opportunistic investment platform, invests globally across asset classes, industries and geographies. Tactical Opportunities’ mandate allows for flexible investing where it seeks to capitalize on time-sensitive, complex or dislocated market situations in areas where it sees mispriced risks. The Tactical Opportunities team leverages intellectual capital from across all of our businesses to inform our investment diligence and execution. A flexible investment mandate allows Tactical Opportunities to structure a broad range of investments, including private and public securities and instruments, where the underlying exposure may be to equity, debt and/or real assets, and to construct a diversified portfolio of investments that provides differentiated exposures relative to traditional alternative asset managers.

Strategic Partners, our secondary private fund of funds business was established in 2000. Strategic Partners is focused on delivering access to a range of opportunities, leveraging its proprietary database to acquire single fund interests or complex portfolios in an efficient and timely manner.

For more information concerning the revenues and fees we derive from our Private Equity segment, see “— Incentive Arrangements / Fee Structure” in this Item 1.

Real Estate

Since our start in 1991, we have become a world leader in real estate investing with approximately 265 investment professionals and $93.9 billion of Total Assets Under Management as of December 31, 2015. We have managed or continue to manage a number of global, European and Asian focused opportunistic real estate funds, several real estate debt investment vehicles, a NYSE publicly traded real estate investment trust (“BXMT”) and several core+ real estate funds. We refer to our opportunistic real estate funds as our Blackstone Real Estate Partners (“BREP”) funds, our real estate debt investment vehicles as our Blackstone Real Estate Debt Strategies (“BREDS”) funds and our core+ real estate funds as our Blackstone Property Partners (“BPP”) funds.

Our BREP funds are geographically diversified and target a broad range of “opportunistic” real estate and real estate related investments that are generally undermanaged assets with higher potential for equity appreciation. BREP has made significant investments in lodging, office buildings, shopping centers, residential and a variety of real estate operating companies.

Our BREDS’ vehicles target real estate debt related investment opportunities in the public and private markets, primarily in the United States and Europe.

Our BPP funds are geographically diversified and target substantially stabilized assets generating relatively stable cash flow with a focus on office, multifamily, industrial and retail assets in gateway markets.

Our Real Estate segment’s investing approach is guided by several core investment principles, including global scope, a significant number of exclusive opportunities, financing expertise, operations oversight and a strong focus on value creation. For more information concerning the revenues and fees we derive from our Real Estate segment, see “— Incentive Arrangements / Fee Structure” in this Item 1.

Hedge Fund Solutions

Our Hedge Fund Solutions group is comprised primarily of Blackstone Alternative Asset Management (“BAAM”). BAAM is the world’s largest discretionary allocator to hedge funds, managing a broad range of commingled and customized hedge fund of fund solutions since its inception in 1990. The Hedge Fund Solution segment also includes investment platforms that seed new hedge fund talent, purchase ownership interests in more established hedge funds, invest in special situation opportunities, create alternative solutions in regulated structures and trade long and short public equities. Working with our clients over the past 26 years, our Hedge Fund Solutions group has developed into a leading manager of institutional hedge fund of funds with approximately 165 investment professionals managing $69.1 billion of Total Assets Under Management as of December 31, 2015. Hedge Fund Solutions’ overall investment philosophy is to protect and grow investors’ assets through both commingled and custom-tailored investment strategies designed to deliver compelling risk-adjusted returns and mitigate risk. Diversification, risk management, due diligence and a focus on downside protection are key tenets of our approach. For more information concerning the revenues and fees we derive from our Hedge Fund Solutions segment, see “— Incentive Arrangements / Fee Structure” in this Item 1.

Credit

Our credit business, consisting principally of GSO Capital Partners LP (“GSO”), with $79.1 billion of Total Assets Under Management as of December 31, 2015 and approximately 160 investment professionals, is a leading participant in the leveraged finance markets. The funds we manage or sub-advise include senior credit-focused funds, distressed debt funds, mezzanine funds and general credit-focused funds concentrated in the leveraged finance marketplace. GSO also manages separately managed accounts and registered investment companies including business development companies. These vehicles have investment portfolios consisting of loans and securities spread across the capital structure, including senior debt, subordinated debt, preferred stock and common equity. GSO may utilize leverage in connection with certain of the investments made by the credit-focused funds, separately managed accounts or registered investment companies. GSO manages 51 separate CLOs as of December 31, 2015, focused primarily on senior secured debt issued by a diverse universe of non-investment grade companies.

Financial and Other Information by Segment

Financial and other information by segment for the years ended December 31, 2015, 2014 and 2013 is set forth in Note 21. “Segment Reporting” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.

Pátria Investments

On October 1, 2010, we purchased a 40% equity interest in Pátria Investments Limited and Pátria Investimentos Ltda. (collectively, “Pátria”). Pátria is a leading Brazilian alternative asset manager that was founded in 1988. As of December 31, 2015, Pátria’s alternative asset management businesses managed $8.6 billion in assets and include the management of private equity funds ($3.9 billion), real estate funds ($1.1 billion), infrastructure funds ($3.3 billion) and new initiatives ($310 million). Pátria has approximately 230 employees and is led by a group of three managing partners. Our investment in Pátria is a minority, non-controlling investment, which we record using the equity method of accounting. We have representatives on Pátria’s board of directors in proportion to our ownership, but we do not control the day-to-day management of the firm or the investment decisions of their funds, all of which continues to reside with the local Brazilian partners.

Investment Process and Risk Management

We maintain a rigorous investment process across all of our funds, accounts and other investment vehicles. Each fund, account or other vehicle has investment policies and procedures that generally contain requirements and limitations for investments, such as limitations relating to the amount that will be invested in any one investment and the types of industries or geographic regions in which the fund, account or other vehicle will invest, as well as limitations required by law. In addition, the chief investment officers of our businesses play a central role in the evaluation of investment opportunities, including by serving as members of their respective investment committees.

Our business’ investment committees review and evaluate investment opportunities in a framework that includes a qualitative and quantitative assessment of the key risks of each investment. For example, considerations that the investment committees of our private equity funds take into account when evaluating an investment include the quality of a business in which the fund proposes to invest and the quality of the management team of such business, expected levered and unlevered returns of the investment in a variety of investment scenarios, the ability of the company in which the investment is made to service debt in a range of economic and interest rate environments, environmental, social and governance, or ESG, issues and macroeconomic trends in the relevant geographic region. In addition, considerations that the investment committees of our real estate funds take into account when evaluating an investment include current and anticipated market fundamentals (including, for example, supply and demand fundamentals) and macroeconomic trends in the relevant geographic region, the quality of the asset in which the fund proposes to invest, the appropriateness of existing or planned leverage levels of the business or asset and our ability to successfully implement operational plans and improvements and exit the investment at an expected rate of return.

Private Equity Funds

Our Private Equity investment professionals are responsible for selecting, evaluating, structuring, diligencing, negotiating, executing, managing and exiting investments, as well as pursuing operational improvements and value creation. After an initial selection, evaluation and diligence process, the relevant team of investment professionals (i.e., the deal team) submits a proposed transaction for review by the review committee of our private equity funds. Review committee meetings are led by an executive committee of several senior managing directors of our Private Equity segment. Following assimilation of the review committee’s input and its decision to proceed with a proposed transaction, the proposed investment is vetted by the investment committee. The investment committee of our private equity funds is composed of Stephen A. Schwarzman, Hamilton E. James and selected senior managing directors of our Private Equity segment as appropriate based on the location and sector of the proposed transaction. The investment committee is responsible for approving all investment decisions made on behalf of our private equity funds. Both the review committee and the investment committee processes involve a consensus approach to decision making among committee members.

Our Tactical Opportunities business has a substantially similar process to the Private Equity process described above, with the exception of the composition of the review and investment committees. The Tactical Opportunities review committee is comprised of the senior managing directors and managing directors of the Tactical Opportunities business and a senior managing director of our Private Equity business, and the investment committee is comprised of Mr. Schwarzman, Mr. James, the business heads of Blackstone’s Private Equity, Real Estate and Credit businesses, and certain other senior managing directors.

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

Real Estate Funds

Our Real Estate investment professionals are responsible for selecting, evaluating, structuring, diligencing, negotiating, executing, managing, monitoring and exiting investments, as well as pursuing operational improvements and value creation. Our real estate operation has an investment committee similar to that described under “— Private Equity Funds.” After an initial selection, evaluation and diligence process, the relevant team of investment professionals (i.e., the deal team) will present a proposed transaction at a weekly meeting of the investment committee. The real estate investment committee, which includes Mr. Schwarzman, Mr. James and the senior managing directors in the Real Estate segment, scrutinizes potential transactions, provides guidance and instructions at the appropriate stage of each transaction and approves the making and disposition of each BREP and BPP fund investment. The committee also approves significant illiquid investments by the BREDS funds. Additionally, BXMT has an investment risk management committee comprised solely of independent directors, which is responsible for approving certain significant BXMT investments. In addition to members of a deal team and our asset management group responsible for monitoring and assisting in enhancing portfolio companies’ operations and value, senior professionals in the Real Estate segment meet several times each year to review the performance of the funds’ portfolio companies and other investments.

Hedge Fund Solutions

Before deciding to invest in a new hedge fund or with a new hedge fund manager, our Hedge Fund Solutions team conducts extensive due diligence, including an on-site “front office” review of the fund’s/manager’s performance, investment terms, investment strategy and investment personnel, a “back office” review of the fund’s/manager’s operations, processes, risk management and internal controls, industry reference checks and a legal review of the investment structures and legal documents. Once initial due diligence procedures are completed and the investment and other professionals are satisfied with the results of the review, the team will present the potential investment to the relevant Hedge Fund Solutions Investment Committee. The Investment Committees are comprised of relevant senior managing directors and senior investment personnel. The Hedge Fund Solutions’ Executive Committee reviews and approves all investment allocations where there is limited capacity or there are other unusual circumstances for compliance with the relevant allocation procedures. Existing investments are reviewed and monitored on a regular and continuous basis, and J. Tomilson Hill, CEO of Hedge Fund Solutions and Vice Chairman of Blackstone, and other senior members of our Hedge Fund Solutions team, generally meet bi-weekly with Mr. Schwarzman and Mr. James for a high-level review of the group’s business and affairs.

Credit

Each of our credit-focused funds has an investment committee similar to that described under “— Private Equity Funds.” The investment committees for the credit-focused funds, which typically include Bennett J. Goodman and J. Albert Smith III and senior members of the respective investment teams associated with each credit-focused fund, review potential transactions, provide input regarding the scope of due diligence and approve recommended investments and dispositions. These investment committees have delegated certain abilities to approve investments and dispositions to credit committees within each operation which consist of the senior members of the respective investment teams associated with each fund. In addition, senior members of GSO, including Mr. Goodman and Mr. Smith III, meet regularly with Mr. Schwarzman and Mr. James to discuss investment and risk management activities and market conditions.

The investment decisions for the customized credit long-only clients and other clients whose portfolios are actively traded are made by separate investment committees, each of which is composed of certain of the group’s respective senior managing directors, managing directors and other investment professionals. With limited exceptions where the portfolio managers wish to capitalize on time sensitive market opportunities, the investment committee approves all assets that are held by the applicable client. The investment team is staffed by professionals within research, portfolio management, trading and capital formation to ensure active management of the portfolios. Investment decisions (including the approval of the asset for the initial purchase) follow a consensus-based approach. Industry-focused research analysts provide the committee with a formal and comprehensive review of any new investment recommendation, while our portfolio managers and trading professionals provide opinions on other technical aspects of the recommendation as well as the risks associated with the overall portfolio composition.

Investments are subject to predetermined periodic reviews to assess their continued fit within the funds. Our research team monitors the operating performance of the underlying issuers, while portfolio managers, in concert with our traders, focus on optimizing asset composition to maximize value for our investors.

Structure and Operation of Our Investment Vehicles

We conduct the sponsorship and management of our carry funds and other similar vehicles primarily through a partnership structure in which limited partnerships organized by us accept commitments and/or funds for investment from institutional investors and (to a limited extent) high-net worth individuals. Such commitments are generally drawn down from investors on an as-needed basis to fund investments over a specified term. All of our private equity and private real estate funds are commitment structured funds, except certain core+ and real estate debt funds, which are structured like hedge funds where all (or a portion) of the committed capital is funded on or promptly after the investor’s subscription date and cash proceeds resulting from the disposition of investments can be reused indefinitely for further investment, subject to certain investor withdrawal rights. Our Real Estate business also includes a NYSE-listed real estate investment trust, or “REIT,” and a registered open-ended investment company complex, each of which is externally managed by a BREDS-owned adviser. Our credit-focused funds are generally commitment structured funds or open-ended where the investor’s capital is fully funded into the fund upon or soon after the subscription for interests in the fund. Ten credit-focused vehicles that we manage or sub-advise in whole or in part are registered investment companies (including business development companies). The CLO vehicles we manage are structured investment vehicles that are generally private companies with limited liability. Most of our funds of hedge funds as well as our hedge funds are structured as funds where the investor’s capital is fully funded into the fund upon the subscription for interests in the fund. Our private investment funds are generally organized as limited partnerships with respect to U.S. domiciled vehicles and limited liability (and other similar) companies with respect to non-U.S. domiciled vehicles. In the case of our separately managed accounts, the investor, rather than us, generally controls the investment vehicle that holds or has custody of the investments we advise the vehicle to make.

Our investment funds, separately managed accounts and other vehicles are generally advised by a Blackstone entity serving as investment adviser that is registered under the U.S. Investment Advisers Act of 1940, or “Advisers Act.” Substantially all of the day-to-day operations of each investment vehicle are typically carried out by the Blackstone entity serving as investment adviser pursuant to an investment advisory (or similar) agreement. Generally, the material terms of our investment advisory agreements relate to the scope of services to be rendered by the investment adviser to the applicable vehicle, the calculation of management fees to be borne by investors in our investment vehicles, the calculation of and the manner and extent to which other fees received by the investment adviser from funds or fund portfolio companies serve to offset or reduce the management fees payable by investors in our investment vehicles and certain rights of termination with respect to our investment advisory agreements. With the exception of the registered funds described below, the investment vehicles themselves do not generally register as investment companies under the U.S. Investment Company Act of 1940, or “1940 Act,” in reliance on the statutory exemptions provided by Section 3(c)(7) or Section 7(d) thereof or, typically in the case of vehicles formed prior to 1997, Section 3(c)(1) thereof. Section 3(c)(7) of the 1940 Act exempts from its registration requirements investment vehicles privately placed in the United States whose securities are owned exclusively by persons who, at the time of acquisition of such securities, are “qualified purchasers” as defined under the 1940 Act. Section 3(c)(1) of the 1940 Act exempts from its registration requirements privately placed investment vehicles whose securities are beneficially owned by not more than 100 persons. In addition, under current interpretations of the United States Securities and Exchange Commission (“SEC”), Section 7(d) of the 1940 Act exempts from registration any non-U.S. investment vehicle all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers. With respect to BXMT, which is externally managed by a BREDS-owned entity pursuant to a management agreement, it conducts its operations in a manner that allows it to maintain its REIT qualification and also avail itself of the statutory exemption provided by Section 3(c)(5)(C) of the 1940 Act for companies engaged primarily in investment in mortgages and other liens or investments in real estate.

In some cases, one or more of our investment advisers, including GSO, BAAM and BREDS advisers, advises or sub-advises funds registered under the 1940 Act.

In addition to having an investment adviser, each investment fund that is a limited partnership, or “partnership” fund, also has a general partner that makes all operational and investment decisions relating to the conduct of the investment fund’s business. Furthermore, all decisions concerning the making, monitoring and disposing of investments are made by the general partner. The limited partners of the partnership funds take no part in the conduct or control of the business of the investment funds, have no right or authority to act for or bind the investment funds and have no influence over the voting or disposition of the securities or other assets held by the investment funds. These decisions are made by the investment fund’s general partner in its sole discretion. With the exception of certain of our funds of hedge funds, hedge funds, certain credit-focused funds, and other funds or separately managed accounts for the benefit of one or more specified investors, third party investors in our funds have the right to remove the general partner of the fund or to accelerate the liquidation date of the investment fund without cause by a simple majority vote. In addition, the governing agreements of our investment funds provide that in the event certain “key persons” in our investment funds do not meet specified time commitments with regard to managing the fund, then investors in certain funds have the right to vote to terminate the investment period by a specified percentage (including, in certain cases, a simple majority) vote in accordance with specified procedures, accelerate the withdrawal of their capital on an investor-by-investor basis, or the fund’s investment period will automatically terminate and the vote of a simple majority of investors is required to restart it. In addition, the governing agreements of some of our investment funds provide that investors have the right to terminate, for any reason, the investment period by a vote of 75% of the investors in such fund.

Incentive Arrangements / Fee Structure

Management Fees

The following describes the management fees received by the Blackstone investment advisors.

•

The investment adviser of each of our carry funds generally receives an annual management fee based upon a percentage of the fund’s capital commitments, invested capital and/or undeployed capital during the investment period and the fund’s invested capital or investment fair value after the investment period, except that the investment advisers to certain of our credit-focused carry funds and core+ real estate funds receive an annual management fee that is based upon a percentage of invested capital or net asset value throughout the term of the fund. These management fees are payable on a regular basis (typically quarterly) in the contractually prescribed amounts over the life of the fund. Depending on the base upon which management fees are calculated, negative performance of one or more investments in the fund may reduce the total management fee paid, but not the fee rate.

•

The investment adviser of each of our funds that are structured like hedge funds, or of our funds of hedge funds, registered mutual funds and separately managed accounts that invest in hedge funds, generally receives an annual management fee that is based upon a percentage of the fund’s or account’s net asset value. These management fees are also payable on a regular basis (typically quarterly). These funds often afford investors increased liquidity through annual, semi-annual or quarterly, or in the case of registered mutual funds, daily, withdrawal or redemption rights, in some cases following the expiration of a specified period of time when capital may not be withdrawn. The amount of management fees to which the investment adviser is entitled with respect thereto will proportionately increase as the net asset value of each investor’s capital account grows and will proportionately decrease as the net asset value of each investor’s capital account decreases.

•

The investment adviser of each of our CLOs and CDOs typically receives annual management fees based upon a percentage of each fund’s total assets, subject to certain performance measures related to the underlying assets the vehicle owns, and additional management fees which are incentive-based (that is, subject to meeting certain return criteria). These management fees are also payable on a regular basis (typically quarterly). The term of each CLO and CDO varies from deal to deal and may be subject to early redemption or extension; typically, however, a CLO or CDO will be wound down within nine to eleven years of being launched. While the management fees tend to be approximately 0.5% per annum of each fund’s total assets for the term of the deal, the quantum of fees will decrease as the fund deleverages toward the end of its term.

•

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

•

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

•

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

For additional information regarding the management fee rates we receive, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Revenue Recognition — Management and Advisory Fees, Net.”

Incentive Fees

The general partners or similar entities of each of our hedge fund structures receive performance-based allocation fees (“incentive fees”) of generally up to 20% of the applicable fund’s net capital appreciation per annum, subject to certain net loss carry-forward (known as a “high water mark”) and/or other hurdle provisions. In some cases, the investment adviser of each of our funds of hedge funds, separately managed accounts that invest in hedge funds and certain non-U.S. registered investment companies is entitled to an incentive fee of generally up to 15% of the applicable investment vehicle’s net appreciation, subject to a high water mark and in some cases a preferred return. In addition, for the business development companies we sub-advise, we receive incentive fees of 10% of the vehicle’s net appreciation per annum (in certain cases paid quarterly), subject to a preferred return. The external manager of BXMT is entitled to an incentive fee, payable quarterly, in an amount, not less than zero, equal to the product of (a) 20% and (b) the excess of (i) BXMT’s core earnings for the previous 12-month period over (ii) an amount equal to 7% per annum multiplied by BXMT’s average outstanding equity (as defined in the management agreement), provided that BXMT’s core earnings over the prior three-year period is greater than zero. In addition, the general partner of certain BPP funds is entitled to an incentive fee allocation of up to 10% of excess profits, if any limited partner achieves a cumulative investment return in excess of a 7% hurdle rate. Incentive Fees are realized at the end of a measurement period, typically annually (but in certain real estate funds the measurement period is as long as three years). Once realized, such fees are not subject to clawback.

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

The carried interest is typically structured as a net profits interest in the applicable fund. In the case of our carry funds, carried interest is calculated on a “realized gain” basis, and each general partner is generally entitled to a carried interest equal to 20% of the net realized income and gains (generally taking into account unrealized losses) generated by such fund, except that the general partners (or affiliates) of certain of our credit-focused funds, real estate debt funds, multi-asset class investment funds and secondary funds of funds are generally entitled to a carried interest that ranges from 10% to 20% depending on the specific fund. Net realized income or loss is not netted between or among funds.

For most carry funds, the carried interest is subject to an annual preferred limited partner return ranging from 5% to 10%, subject to a catch-up allocation to the general partner. If, at the end of the life of a carry fund (or earlier with respect to our real estate, real estate debt and certain multi-asset class and/or opportunistic investment funds), as a result of diminished performance of later investments in a carry fund’s life, (a) the general partner receives in excess of 20% (10% to 15% in the case of certain of our credit-focused and real estate debt carry funds, certain of our secondary funds of funds and certain multi-asset class investment funds) of the fund’s net profits over the life of the fund, or (in certain cases) (b) the carry fund has not achieved investment returns that exceed the preferred return threshold, then we will be obligated to repay an amount equal to the carried interest that was previously distributed to us that exceeds the amounts to which the relevant general partner we are ultimately entitled on an after tax basis. This obligation is known as a “clawback” obligation and is an obligation of any person who directly received such carried interest, including us and our employees who participate in our carried interest plans.

Although a portion of any distributions by us to our unitholders may include any carried interest received by us, we do not intend to seek fulfillment of any clawback obligation by seeking to have our unitholders return any portion of such distributions attributable to carried interest associated with any clawback obligation. To the extent we are required to fulfill a clawback obligation, however, our general partner may determine to decrease the amount of our distributions to common unitholders. The clawback obligation operates with respect to a given carry fund’s own net investment performance only and carried interest of other funds is not netted for determining this contingent obligation. Moreover, although a clawback obligation is several, the governing agreements of most of our funds provide that to the extent another recipient of carried interest (such as a current or former employee) does not fund his or her respective share of the clawback obligation then due, then we and our employees who participate in such carried interest plans may have to fund additional amounts (generally an additional 50-67%) although we retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations. We have recorded a contingent repayment obligation equal to the amount that would be due on December 31, 2015, if the various carry funds were liquidated at their current carrying value.

For additional information concerning the clawback obligations we could face, see “Item 1A. Risk Factors — We may not have sufficient cash to pay back ‘clawback’ obligations if and when they are triggered under the governing agreements with our investors.”

Advisory Fees

Many of our investment advisers, especially private equity and real estate advisers, receive customary fees (for example, acquisition fees or origination fees) upon consummation of many of the funds’ transactions, receive monitoring fees from many of the funds’ portfolio companies for continued advice from the investment adviser, and may from time to time receive disposition and other fees in connection with their activities. The acquisition fees that they receive are generally calculated as a percentage (that generally can range up to 1%) of the total enterprise value of the acquired entity. Most of our carry funds are required to reduce the management fees charged to their limited partner investors by 50% to 100% of such limited partner’s share of the transaction fees and certain other fees that they receive.

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

Competition

The asset management industry is intensely competitive, and we expect it to remain so. We compete both globally and on a regional, industry and niche basis. We compete on the basis of a number of factors, including investment performance, transaction execution skills, access to capital, access to and retention of qualified personnel, reputation, range of products and services, innovation and price.

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

For additional information concerning the competitive risks that we face, see “Item 1A. Risk Factors — Risks Related to Our Business — The asset management business is intensely competitive.”

Employees

As of December 31, 2015, we employed approximately 2,060 people, including our 104 senior managing directors and approximately 790 other investment professionals. We strive to maintain a work environment that fosters professionalism, excellence, integrity and cooperation among our employees.

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

Blackstone Advisory Partners L.P., a subsidiary of ours through which we conduct our capital markets services business and certain of our fund marketing and distribution, is registered as a broker-dealer with the SEC and is subject to regulation and oversight by the SEC, is a member of the Financial Industry Regulatory Authority, or “FINRA,” and is registered as a broker-dealer in 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the Virgin Islands. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including our broker-dealer entity. State securities regulators also have regulatory or oversight authority over our broker-dealer entity.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including the implementation of a supervisory control system over the securities business, sales practices, conduct of and compensation in connection with public and private securities offerings, use and safekeeping of customers’ funds and securities, maintenance of adequate net capital, record keeping, the financing of customers’ purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of FINRA, Blackstone Advisory Partners L.P. is subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the capital structure of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

Pursuant to the U.K. Financial Services and Markets Act 2000, or “FSMA,” certain of our subsidiaries are subject to regulations promulgated and administered by the Financial Conduct Authority (“FCA”). The Blackstone Group International Partners LLP (“BGIP”) and GSO Capital Partners International LLP (“GSO International”) are both authorized and regulated by the FCA in the United Kingdom. The FSMA and rules promulgated thereunder from the cornerstone of legislation which governs all aspects of our investment business in the United Kingdom, including sales, research and trading practices, provision of investment advice, use and safekeeping of client funds and securities, regulatory capital, record keeping, approval standards for individuals, anti-money laundering, periodic reporting and settlement procedures.

In addition, each of the closed-end and open-end mutual funds and investment management companies we manage is registered under the 1940 Act. The mutual funds and investment management companies and the entities that serve as those vehicles’ investment advisers are subject to the 1940 Act and the rules thereunder, which among other things regulate the relationship between a registered investment company and its investment adviser and prohibit or severely restrict principal transactions and joint transactions.

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

Rigorous legal and compliance analysis of our businesses and investments is important to our culture and risk management. Our Chief Legal Officer and Chief Compliance Officer, together with the Chief Compliance Officers of each of our businesses, supervise our compliance group, which is responsible for addressing all regulatory and compliance matters that affect our activities. We strive to maintain a culture of compliance through the use of policies and procedures such as oversight compliance, codes of conduct, compliance systems, communication of compliance guidance and employee education and training. Our compliance policies and procedures address a variety of regulatory and compliance risks such as the handling of material non-public information, personal securities trading, marketing practices, valuation of investments on a fund-specific basis, document retention, potential conflicts of interest, the allocation of investment opportunities, collection of fees and expense allocation.

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

In addition, disclosure controls and procedures and internal controls over financial reporting are documented, tested and assessed for design and operating effectiveness in compliance with the U.S. Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). We have an Internal Audit department with a global mandate and dedicated resources that provides risk-based audit, Sarbanes-Oxley compliance, and advisory practices. Internal Audit, which reports directly to the audit committee of the board of directors of our general partner, aims to provide reasonable, independent, and objective assurance to our management and the board of directors of our general partner that risks are well managed and that controls are appropriate and effective.

Our enterprise risk management practices include review and monitoring of our business, investment and other key risks at various levels, including at the fund, business unit and corporate level. Committees comprised of members of management and representatives of various business units and corporate functions consider and evaluate legal, reputational, operational, control and other risks attendant to our business. In addition, senior management regularly reports to the audit committee of the board of directors of our general partner on risk matters, including by providing periodic risk reports, an overview of management’s view of key risks to the firm and detailed assessments of selected risks.

There are a number of pending or recently enacted legislative and regulatory initiatives in the United States and in Europe that could significantly affect our business. Please see “Item 1A. Risk Factors — Risks Related to Our Business — Regulatory changes in the United States could adversely affect our business” and “Item 1A. Risk Factors — Risks Related to Our Business — Recent regulatory changes in jurisdictions outside the United States could adversely affect our business.”

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

Risks Related to Our Business

Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.

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

Turmoil in the global financial markets, such as occurred in 2008-2009 and 2015, can provoke significant volatility of equity and debt securities prices. This can have a material and rapid impact on our mark-to-market valuations particularly with respect to our public holdings and credit investments. A lack of credit resulting from turmoil in the global financial markets in the future may materially hinder the initiation of new, large-sized transactions for our private equity and real estate segments and adversely impact our operating results. As publicly traded equity securities represent a higher proportion of the assets of many of our carry funds than has typically been the case, stock market volatility may have a greater impact on our reported results than in the past and declines in the stock market may adversely affect our results, including our revenues and net income. Although base rates are inside of historical averages, financing costs have increased significantly in recent months, and there is concern that the monetary policy of central banks, including of the U.S. Federal Reserve, as well as other market factors, including, without limitation, gross domestic product growth in the U.S., European Union and China, commodity prices and performance of the energy credit market, may adversely impact the cost and availability of credit. In addition, many emerging economies continue to experience weakness, tighter credit conditions and a decreased availability of foreign capital. Continued weakness could result in lower returns than we anticipated at the time certain of our investments were made.

Although interest rates have been at historically low levels for the last few years, the U.S. Federal Reserve recently raised rates and has indicated an intention to continue raising rates in the coming months, and a period of sharply rising interest rates could have an adverse impact on our business.

Many investments made by our funds are highly illiquid, and we may not be able to realize investments in a timely manner. Challenging market and economic conditions, including volatile equity and credit markets, have resulted in reduced opportunities for our funds to exit and realize value from their existing investments and lower than expected returns on existing investments. Although the equity markets are not the only means by which we exit investments, should challenges in the equity market continue, our funds may experience increased difficulty in realizing value from investments. Challenging market and economic conditions have also made it and may in the future make it more difficult and competitive to find suitable investments for the funds to effectively deploy capital. This could adversely affect our performance and ability to raise new funds. During periods of difficult market conditions or slowdowns (which may be across one or more industries, sectors or geographies), our funds’ portfolio companies may experience adverse operating performance, decreased revenues, credit rating downgrades, financial losses, difficulty in obtaining access to financing and increased funding costs. Negative financial results in our investment funds’ portfolio companies may result in lower investment returns for our investment funds, which could materially and adversely affect our ability to raise new funds as well as our operating results and cash flow. To the extent the operating performance of those portfolio companies (as well as valuation multiples) do not improve or other portfolio companies experience adverse operating performance, our investment funds may sell those assets at values that are less than we projected or even a loss, thereby significantly affecting those investment funds’

performance and consequently our operating results and cash flow. During such periods of weakness, our investment funds’ portfolio companies may also have difficulty expanding their businesses and operations or meeting their debt service obligations or other expenses as they become due, including expenses payable to us. Furthermore, such negative market conditions could potentially result in a portfolio company entering bankruptcy proceedings, thereby potentially resulting in a complete loss of the fund’s investment in such portfolio company and a significant negative impact to the investment fund’s performance and consequently to our operating results and cash flow, as well as to our reputation. In addition, negative market conditions would also increase the risk of default with respect to investments held by our investment funds that have significant debt investments, such as our credit-focused funds. Estimates or projections of market conditions, commodity prices and supply and demand dynamics are key factors in evaluating potential investment opportunities and valuing the investments made by our funds. These estimates are subject to wide variances based on changes in market conditions, underlying assumptions, commodity prices and technical or investment-related assumptions. We are unable to predict whether and to what extent economic and market conditions will improve. Even if such conditions do improve broadly and significantly over the long term, adverse conditions and/or other events in particular sectors may cause our performance to suffer further.

In addition, the performance of the investments made by our credit and equity funds in the energy and natural resources markets are also subject to a high degree of market risk. See “— Investments by our funds in the power and energy industries involve various operational, construction, regulatory and market risks that could adversely affect our results of operations, liquidity and financial condition.”

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

Changes in the debt financing markets could negatively impact the ability of our funds and their portfolio companies to obtain attractive financing or refinancing for their investments and could increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income.

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

The transaction and monitoring fees that we earn are driven in part by the pace at which our private equity and real estate funds make investments and the size of those investments. Any decline in that pace or the size of such investments would reduce our transaction and monitoring fees. Many factors could cause such a decline in the pace of investment, including the inability of our investment professionals to identify attractive investment opportunities, competition for such opportunities among other potential acquirers, decreased availability of capital on attractive terms and our failure to consummate identified investment opportunities because of business, regulatory or legal complexities and adverse developments in the U.S. or global economy or financial markets. In addition, we have confronted and expect to continue to confront requests from a variety of investors and groups representing investors to increase the percentage of certain fees we share with our investors. As a result, for our more recent funds, the percentage of transaction and monitoring fees that we share with our investors has increased, in many cases to 100%, as compared to historical percentages, such as with our recent fundraise in our flagship private equity fund (BCP VII). This will reduce the amount of fee revenue we earn from transaction and monitoring fees. To the extent such increases continue in future fundraises, it would continue to decrease such fee revenue.

Our revenue, earnings, net income and cash flow are all highly variable, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause the price of our common units to decline.

Our revenue, net income and cash flow are all highly variable. For example, our cash flow may fluctuate significantly due to the fact that we receive carried interest from our carry funds only when investments are realized and achieve a certain preferred return. In addition, transaction fees received by our carry funds can vary significantly from quarter to quarter. We may also experience fluctuations in our results, including our revenue and net income, from quarter to quarter due to a number of other factors, including changes in the values of our funds’ investments, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. In particular, economic and market conditions may lead to volatility in the mark-to-market valuations of investments made by our funds, particularly in respect of our public investments. It may be difficult for us to achieve steady growth in net income and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the price of our common units or increased volatility in our common unit price generally.

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

We use cash to (a) provide capital to facilitate the growth of our existing businesses, which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital for business expansion, (c) pay operating expenses and other obligations as they arise, (d) fund capital expenditures, (e) service interest payments on our debt and repay debt, (f) pay income taxes, and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. In addition to the cash we received in connection with our initial public offering (“IPO”), our $600 million debt offering in August 2009, our $400 million debt offering in September 2010, our $650 million debt offering in August 2012, our $500 million debt offering in April 2014, our $350 million debt offering in April 2015, and our €300 million debt offering in May 2015, our principal sources of cash are: (a) Fee Related Earnings, (b) Realized Performance Fees net of related profit sharing interests that are included in Compensation and (c) Blackstone Investment Income related to its investments in liquid funds and its net realized investment income on its illiquid investments. We have also entered into a $1.1 billion revolving credit facility with a final maturity date of May 29, 2019. Our long-term debt totaled $2.8 billion in borrowings from the 2009, 2010, 2012, 2014 and 2015 bond issuances and we had no borrowings outstanding against our $1.1 billion revolving credit facility as of December 31, 2015. At the end of 2015, we had $1.8 billion in cash, $2.2 billion invested in our Treasury Cash Management Strategies, $159.8 million invested in liquid Blackstone funds, $1.9 billion invested in illiquid Blackstone funds and $129.5 million invested in other investments.

If the global economy and conditions in the financing markets worsen, our fund investment performance could suffer, resulting in, for example, the payment of less or no carried interest to us. The payment of less or no carried interest could cause our cash flow from operations to significantly decrease, which could materially and adversely affect our liquidity position and the amount of cash we have on hand to conduct our operations and make distributions to our unitholders. Having less cash on hand could in turn require us to rely on other sources of cash (such as the capital markets, which may not be available to us on acceptable terms) to conduct our operations, which include, for example, funding significant general partner and co-investment commitments to our carry funds, or to make quarterly distributions to our unitholders. Furthermore, during adverse economic and market conditions, we might not be able to renew all or part of our existing revolving credit facility or find alternate financing on commercially reasonable terms. As a result, our uses of cash may exceed our sources of cash, thereby potentially affecting our liquidity position.

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

Our plan, to the extent that market conditions permit, is to continue to grow our investment businesses and expand into new investment strategies, geographic markets and businesses. Our organizational documents do not limit us to the investment management and financial advisory businesses. Accordingly, we may pursue growth through acquisitions of other investment management or advisory companies, acquisitions of critical business partners or other strategic initiatives. In addition, we expect opportunities will arise to acquire other alternative or traditional asset managers. To the extent we make strategic investments or acquisitions, undertake other strategic initiatives or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with (a) the required investment of capital and other resources, (b) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, (c) the diversion of management’s attention from our core businesses, (d) assumption of liabilities in any acquired business, (e) the disruption of our ongoing businesses, (f) the increasing demands on or issues related to the combining or integrating operational and management systems and controls, (g) compliance with additional regulatory requirements, and (h) the broadening of our geographic footprint, including the risks associated with conducting operations in non-U.S. jurisdictions. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. For example, our recent and planned business initiatives include offering registered investment products and the creation of investment products open to retail investors. These activities have and will continue to impose additional compliance burdens on us and could also subject us to enhanced regulatory scrutiny and expose us to greater reputation and litigation risk. See “— We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity.” In addition, if a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives may include joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control.

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

The spin-off of our financial and strategic advisory services, restructuring and reorganization advisory services, and Park Hill fund placement businesses could result in substantial tax liability for us and/or our unitholders.

On October 1, 2015, we completed the previously-announced spin-off of our financial and strategic advisory services, restructuring and reorganization advisory services, and Park Hill fund placement businesses and combined these businesses with PJT Partners, an independent financial advisory firm founded by Paul J. Taubman, to form an independent publicly traded company. We may be responsible for U.S. federal income tax liabilities that relate to the spin-off if certain internal reorganization transactions in connection with the spin-off fail to qualify as tax-free, and our unitholders may also incur U.S. federal income tax liability in such circumstances.

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

Over the past several years, a number of legislative and administrative proposals to change the taxation of Carried Interest have been introduced and, in certain cases, have been passed by the U.S. House of Representatives that would have, in general, treated income and gains, including gain on sale, attributable to an investment services partnership interest, or “ISPI,” as income subject to a new blended tax rate that is higher than the capital gains rate applicable to such income under current law, except to the extent such ISPI would have been considered under the legislation to be a qualified capital interest. Our common units and the interests that we hold in entities that are entitled to receive Carried Interest would likely have been classified as ISPIs for purposes of this legislation. It is unclear whether or when the U.S. Congress will pass such legislation or what provisions will be included in any final legislation if enacted.

Some legislative proposals have provided that, for taxable years beginning ten years after the date of enactment, income derived with respect to an ISPI that is not a qualified capital interest and that is subject to the foregoing rules would not meet the qualifying income requirements under the publicly traded partnership rules. Therefore, if similar legislation were to be enacted, following such ten-year period, we would be precluded from qualifying as a partnership for U.S. federal income tax purposes or be required to hold all such ISPIs through corporations. If we were taxed as a U.S. corporation or held all ISPIs through U.S. corporations, our effective tax rate could increase significantly. The federal statutory rate for corporations is currently 35%. In addition, we could be subject to increased state and local taxes. Furthermore, common unitholders could be subject to tax on our conversion into a corporation or any restructuring required in order for us to hold our ISPIs through a corporation.

The Obama administration has made similar proposals that would tax income and gain, including gain on sale, attributable to an ISPI at ordinary rates, with an exception for certain qualified capital interests. The proposals would also characterize certain income and gain in respect of ISPIs as non-qualifying income under the tax rules applicable to publicly traded partnerships after a ten-year transition period from the effective date, with an exception for certain qualified capital interests. The Obama administration proposed similar changes in its published revenue proposals for 2015 and prior years.

States and other jurisdictions have also considered legislation to increase taxes with respect to Carried Interest. For example, New York has considered legislation which could have caused a non-resident of New York who holds our common units to be subject to New York state income tax on carried interest earned by entities in which we hold an indirect interest, thereby requiring the non-resident to file a New York state income tax return reporting such carried interest income. It is unclear whether or when similar legislation will be enacted. Finally, several state and local jurisdictions have evaluated ways to subject partnerships to entity-level taxation through the imposition of state or local income, franchise or other forms of taxation or to increase the amount of such taxation. If any state were to impose a tax upon us as an entity, our distribution to common unitholders would be reduced.

Additional proposed changes in the U.S. and foreign taxation of businesses could adversely affect us.

Congress, the Organization for Economic Co-operation and Development (“OECD”) and other government agencies in jurisdictions in which we and our affiliates invest or do business have maintained a focus on issues related to the taxation of multinational companies. The OECD, which represents a coalition of member countries, is contemplating changes to numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project, which is focused on a number of issues, including the shifting of profits between affiliated entities in different tax jurisdictions. Additionally, the Obama administration has announced other proposals for potential reform to the U.S. federal income tax rules for businesses, including reducing the deductibility of interest for corporations, anti-inversion rules, reducing the top marginal rate on corporations and subjecting entities currently treated as partnerships for tax purposes to an entity-level income tax similar to the corporate income tax. Several of these proposals for reform, if enacted by the United States or by other countries in which we or our affiliates invest or do business, could adversely affect us. It is unclear what any actual legislation would provide, when it would be proposed or what its prospects for enactment would be.

Other proposals by members of Congress have contemplated the migration of the United States from a “worldwide” system of taxation, pursuant to which U.S. corporations are taxed on their worldwide income, to a territorial system where U.S. corporations are taxed only on their U.S. source income (subject to certain exceptions for income derived in low-tax jurisdictions from the exploitation of tangible assets) at a top corporate tax rate that would be 25%. The territorial tax system proposals envisage a revenue neutral result and consequently include numerous revenue raisers to offset the reduction in the tax rate and base which may or may not be detrimental to us. A variation of this proposal contemplates a similar territorial U.S. tax system, but with more expansive U.S. taxation of the foreign profits of non-U.S. subsidiaries of U.S. corporations. Such proposal would also eliminate the withholding tax exemption on portfolio interest debt obligations for investors residing in non-treaty jurisdictions. Speaker of the House Paul Ryan has also identified comprehensive tax reform as a priority for the next Congress. Whether these or other proposals will be enacted by the government and in what form is unknown, as are the ultimate consequences of the proposed legislation.

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

Furthermore, we depend on our headquarters in New York City, where many of our personnel are located, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

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

Our business is subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations in the jurisdictions in which we operate around the world. These authorities have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are also empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel, changes in policies, procedures or disclosure or other sanctions, including censure, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships or the commencement of a civil or criminal lawsuit against us or our personnel. Moreover, the financial services industry generally is presently the subject of heightened scrutiny, and the SEC has specifically focused on private equity. In that connection, the SEC’s list of examination priorities includes, among other things, private equity firms’ collection of fees and allocation of expenses, their marketing and valuation practices and allocation of investment opportunities. We regularly are subject to requests for information and informal or formal investigations by the SEC and other regulatory authorities, with which we routinely cooperate and, in the current environment, even historical practices that have been previously examined are being revisited. For example, in October 2015, without admitting or denying any wrongdoing, three of our private equity fund advisors consented to the entry of an order settling certain matters in connection with funds formed many years ago relating to historical monitoring fee termination practices and historical practices relating to the application of disparate vendor discounts to Blackstone and to our funds that were charged in 2011. See “Item 3. Legal Proceedings” for additional information. SEC actions and initiatives can have an adverse effect on our financial results, including as a result of the imposition of a sanction or changing our historic practices. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing clients or fail to gain new clients.

We rely on complex exemptions from statutes in conducting our asset management activities.

We regularly rely on exemptions from various requirements of the U.S. Securities Act of 1933, as amended, or “Securities Act,” the Exchange Act, the 1940 Act, the Commodity Exchange Act and the U.S. Employee Retirement Income Security Act of 1974, as amended, in conducting our asset management activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third party claims and our business could be materially and adversely affected. For example, in 2014, the SEC amended Rule 506 of Regulation D under the Securities Act to impose “bad actor” disqualification provisions which ban an issuer from offering or selling securities pursuant to the safe harbor rule in Rule 506 if the issuer, or any other “covered person,” is the subject of a criminal, regulatory or court order or other “disqualifying event” under the rule which has not been waived. The definition of “covered person” under the rule includes an issuer’s directors, general partners, managing members and executive officers; affiliates who are also issuing securities in the offering; beneficial owners of 20% or more of the issuer’s outstanding equity securities; and promoters and persons compensated for soliciting investors in the offering. Accordingly, our ability to rely on Rule 506 to offer or sell securities would be impaired if we or any “covered person” is the subject of a disqualifying event under the rule and we are unable to obtain a waiver. The requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our investment funds and are not designed to protect our common unitholders. Consequently, these regulations often serve to limit our activities and impose burdensome compliance requirements.

We and our affiliates from time to time are required to report specified dealings or transactions involving Iran or other sanctioned individuals or entities.

The Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRA”) expands the scope of U.S. sanctions against Iran. More specifically, Section 219 of the ITRA amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain OFAC sanctions engaged in by the reporting company or any of its affiliates during the period covered by the relevant periodic report. In some cases, ITRA requires companies to disclose these types of transactions even if they were permissible under U.S. law. Companies that may be considered our affiliates have publicly filed and/or provided to us the disclosures reproduced on Exhibit 99.1 of each of our Quarterly Reports on Form 10-Q filed on May 8, 2015, August 6, 2015 and November 5, 2015 as well as Exhibit 99.1 of this Annual Report on Form 10-K, which disclosures are hereby incorporated by reference herein. We have not independently verified or participated in the preparation of these disclosures. We are required to separately file with the SEC a notice that such activities have been disclosed in this report, and the SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. The U.S. President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, to determine whether sanctions should be imposed. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which imposes significant new regulations on almost every aspect of the U.S. financial services industry, including aspects of our business. Among other things, the Dodd-Frank Act includes the following provisions that could have an adverse impact on our ability to conduct our business:

•

As described elsewhere in this Form 10-K, all of the investment advisers of our investment funds operated in the U.S. are registered as investment advisers with the SEC. Private equity and hedge fund advisers registered with the SEC under the Advisers Act are required to maintain extensive records and to file reports.

•

On December 16, 2015, the Commodity Futures Trading Commission (“CFTC”) published a final rule governing margin requirements for uncleared swaps entered into by swap dealers and major swap participants subject to CFTC regulation. The final rule, which becomes effective on April 1, 2016, generally requires covered swap entities, subject to certain thresholds and exemptions for inter-affiliate swaps, to collect and post margin in respect of uncleared swap transactions with other covered swap entities and financial end-users. These newly adopted rules on margin requirements for uncleared swaps could adversely affect our business, including our ability to enter such swaps or our available liquidity.

•

The Dodd-Frank Act authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk taking by covered financial institutions. On March 2, 2011, the SEC proposed a rule, as part of a joint rulemaking effort with U.S. federal banking regulators, that would apply to “covered financial institutions,” including registered investment advisers and broker-dealers that have total consolidated assets of at least $1 billion, and imposes substantive and procedural requirements on incentive-based compensation arrangements. The proposed rule remains pending and may be revised and re-proposed by the agencies in 2016 for additional notice and comment. The application of this rule to us could limit our ability to recruit and retain investment professionals and senior management executives.

•

The Dodd-Frank Act, under what has become known as the “Volcker Rule,” generally prohibits depository institution holding companies (including foreign banks with U.S. branches and insurance companies with U.S. depository institution subsidiaries), insured depository institutions and subsidiaries and affiliates of such entities (collectively, “banking entities”) from investing in or sponsoring private equity funds or hedge funds. The Volcker Rule became effective as a matter of statute on July 21, 2012, but banking entities had a so-called “conformance period,” which ran until July 21, 2015, to wind down, sell, transfer or otherwise conform their investments and activities to the Volcker Rule, absent an extension by the Federal Reserve or an exemption for certain “permitted activities.” On December 10, 2013, the Federal Reserve and other federal regulatory agencies issued final rules implementing the principal components of the Volcker Rule. For investments in and relationships with certain funds that were in place prior to December 31, 2013, the Federal Reserve announced its intent to give banking entities until July 21, 2017 to comply with the Volcker Rule. In addition, an extension of up to five years may be sought by banking entities for investments in certain illiquid funds. We do not currently anticipate that the Volcker Rule will adversely affect our fundraising to any significant extent.

Many of these provisions are subject to further rulemaking and to the discretion of regulatory bodies, such as the FSOC, the Federal Reserve and the SEC.

There has been increasing commentary amongst regulators and intergovernmental institutions, including the Financial Stability Board and International Monetary Fund, on the topic of so-called “shadow banking,” a term generally taken to refer to credit intermediation involving entities and activities outside the regulated banking system. While, at this stage, it is difficult to predict the scope of any new regulations, if regulators were to extend regulatory and supervisory requirements to certain sectors or funds of our business, such as capital and liquidity buffer requirements, currently applicable to banks, or if we are considered to be engaged in “shadow banking,” the regulatory and operating costs associated therewith could adversely impact the implementation of our business. In the United States:

•

The process established by the Dodd-Frank Act for designation of systemically important non-bank firms has provided a means for ensuring that the perimeter of prudential regulation can be extended as appropriate to cover large shadow banking institutions. The Dodd-Frank Act established the Financial Stability Oversight Council (the “FSOC”), which is comprised of representatives of all the major U.S. financial regulators, to act as the financial system’s systemic risk regulator. The FSOC has the authority to review the activities of non-bank financial companies predominantly engaged in financial activities and designate those companies determined to be “systemically important” for supervision by the Federal Reserve. Such designation is applicable to companies where material distress could pose risk to the financial stability of the United States.

•

On April 3, 2012, the FSOC issued a final rule and interpretive guidance regarding the process by which it will designate non-bank financial companies as systemically important. The final rule and interpretive guidance details a three-stage process, with the level of scrutiny increasing at each stage. Initially, the FSOC applies a broad set of uniform quantitative metrics to screen out financial companies that do not warrant additional review. The FSOC considers whether a company has at least $50 billion in total consolidated assets and whether it meets other thresholds relating to credit default swaps outstanding, derivative liabilities, loans and bonds outstanding, a minimum leverage ratio of total consolidated assets (excluding separate accounts) to total equity of 15 to 1, and a short-term debt ratio of debt (with maturities less than 12 months) to total consolidated assets (excluding separate accounts) of 10%. A company that meets or exceeds both the asset threshold and one of the other thresholds will be subject to additional review. The review criteria could, and is expected to, evolve over time. While we believe it to be unlikely that we would be designated as systemically important, if such designation were to occur, we would be subject to significantly increased levels of regulation, which includes, without limitation, a requirement to adopt heightened standards relating to capital, leverage, liquidity, risk management, credit exposure reporting and concentration limits, restrictions on acquisitions and being subject to annual stress tests by the Federal Reserve. To date, the Federal Reserve has made designations of four non-bank companies as “systemically important” subject to Federal Reserve supervision, none of which included asset management firms or funds.

•

On December 18, 2014, the FSOC released a notice seeking public comment on the potential risks posed by aspects of the asset management industry, including whether asset management products and activities may pose potential risks to the U.S. financial system in the areas of liquidity and redemptions, leverage, operational functions, and resolution, or in other areas.

•

In connection with the work of the FSOC, on October 31, 2011, the SEC and the CFTC issued a joint final rule on systemic risk reporting designed to assist the FSOC in gathering information from many sectors of the financial system for monitoring risks. This final rule requires large private equity fund advisers, such as Blackstone, to submit reports, on Form PF, focusing primarily on the extent of leverage incurred by their funds’ portfolio companies, the use of bridge financing and their funds’ investments in financial institutions.

Rule 206(4)-5 under the Advisers Act regarding “pay to play” practices by investment advisers involving campaign contributions and other payments to government clients and elected officials able to exert influence on such clients prohibits investment advisers from providing advisory services for compensation to a government client for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in position to influence the hiring of an investment adviser by such government client. Advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser’s employees and engagements of third parties that solicit government entities and to keep certain records in order to enable the SEC to determine compliance with the rule. Any failure on our part to comply with the rule could expose us to significant penalties and reputational damage. In addition, there have been similar rules on a state level regarding “pay to play” practices by investment advisers.

In June 2011, the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States, announced the final framework for a comprehensive set of capital and liquidity standards, commonly referred to as “Basel III,” for internationally active banking organizations. These new standards, which will be fully phased in by 2019, will require banks to hold more capital, predominantly in the form of common equity, than under the current capital framework. Implementation of Basel III will require implementing regulations and guidelines by member states. In July 2013, the U.S. federal banking regulators announced the adoption of final regulations to implement Basel III for U.S. banking organizations, subject to various transition periods. Compliance with the Basel III standards may result in significant costs to banking organizations, which in turn may result in higher borrowing costs for the private sector, including our funds and portfolio companies, and reduced access to certain types of credit. See “— Changes in the debt financing markets could negatively impact the ability of our funds and their portfolio companies to obtain attractive financing or refinancing for their investments and could increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income.” In the United States, regulations have been proposed by the federal banking agencies, but they remain pending.

In March 2013, the Federal Reserve and other U.S. federal banking agencies issued updated leveraged lending guidance covering transactions characterized by a degree of financial leverage. In November 2015, in connection with the banking agencies’ most recent review of large credits under the Shared National Credit review, the agencies noted high credit risk and weaknesses related to leveraged lending and for loans related to oil and gas exploration, production and energy services. To the extent that such guidance limits the amount or cost of financing we are able to obtain for our transactions, the returns on our investments may suffer. In addition, in December 2015, the U.S. federal banking agencies issued a statement cautioning financial institutions on rising concentrations in commercial real estate and an easing of related underwriting standards.

In addition, in December 2015, the SEC proposed a new rule that would reduce the ability of registered investment companies to utilize derivatives and other instruments that could be deemed to leverage a fund’s portfolio, which if adopted in its current form, may impact the ability of certain of our registered funds to continue pursuing certain aspects of their current investment strategies.

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

Changes in U.S. and foreign tax law could adversely affect our ability to raise funds from certain foreign investors.

Under the U.S. Foreign Account Tax Compliance Act (“FATCA”), all entities in a broadly defined class of foreign financial institutions (“FFIs”) are required to comply with a complicated and expansive reporting regime or be subject to a 30% United States withholding tax on certain U.S. payments (and beginning in 2019, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities) and non-U.S. entities which are not FFIs are required to either certify they have no substantial U.S. beneficial ownership or to report certain information with respect to their substantial U.S. beneficial ownership or be subject to a 30% U.S. withholding tax on certain U.S. payments (and beginning in 2019, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities). The reporting obligations imposed under FATCA require FFIs to enter into agreements with the IRS to obtain and disclose information about certain investors to the IRS. In addition, the administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors. Other countries such as the United Kingdom and the Cayman Islands have implemented regimes similar to that of FATCA. Compliance with such regimes could result in increased administrative and compliance costs and could subject our investment entities to increased non-U.S. withholding taxes.

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

The European Union Alternative Investment Fund Managers Directive (the “Directive”), as transposed into national law within the member states of the European Union (the “EU”), established a new regulatory regime for alternative investment fund managers, including private equity and hedge fund managers. It is intended that the Directive will apply in the additional member states of the European Economic Area (“EEA”), namely, Norway, Iceland and Liechtenstein, but to date the Directive has not yet been referenced in the Agreement on the European Economic Area (expected in 2016) (but for convenience we refer to the EEA). The Directive regulates managers established in or with a registered office in the EEA managing one or more alternative investments funds but it also impacts non EEA-based managers, such as our affiliates, when they market securities of alternative investment funds in the EEA. We have had to comply with certain requirements of the Directive in order to market our investment funds to professional investors in the EEA, including compliance with prescribed pre-investment disclosures, prescribed annual report disclosures, prescribed periodic reporting to regulators in respect of each fund marketed and asset-stripping restrictions in relation to the acquisition of non-listed companies or issuers established in the EEA (these restrictions prohibit certain distributions to shareholders for 24 months following closing of an acquisition). The Directive makes provision for member states to permit non-EEA managers to market funds to professional investors under national private placement rules, but there is no requirement for member states to operate or maintain a national private placement regime and, if they do, the member state is free to impose rules that are stricter than the minimum required. In some cases this has restricted our ability to market our investment funds, e.g., in those states that do not operate national private placement and/or impose such requirements that make it disproportionately burdensome to do so. It is possible that, from some future date, but not earlier than July 2019, we will be required to comply with the Directive in full in order to market our investment funds to professional investors in the EEA, and we may elect to comply at an earlier point in time (if that option should become available) in order to facilitate such marketing. In either case this would subject us to a number of additional requirements, including rules relating to the remuneration of certain personnel, certain capital requirements for alternative investment fund managers, leverage oversight for each investment fund, liquidity management, and retention of depositaries for each investment fund. Compliance with the requirements of the Directive will impose additional compliance burdens and expense for us and could reduce our operating flexibility and fundraising opportunities.

Following the financial crisis the Financial Stability Board (“FSB”) has taken on an increasingly important role in promoting the reform of international financial regulation through coordinating national financial authorities and international standard-setting bodies in their development of regulatory, supervisory and financial sector policies.

One of the risks identified by the FSB to the stability of the financial system is credit intermediation (involving maturity and liquidity transformation) and/or a build-up of leverage by non-bank entities—so-called “shadow banking”. The FSB has proposed adoption of a two-pronged strategy to address financial stability risks in shadow banking: (a) create a monitoring framework to track developments in shadow banking; and (b) coordinate and contribute to the development of policies to strengthen oversight and regulation of shadow banking, focusing on measures to: (i) mitigate risks in banks’ interactions with shadow banking entities; (ii) reduce the susceptibility of money market funds to “runs”; (iii) improve transparency and align the incentives in securitization; (iv) dampen pro-cyclicality and other financial stability risks in securities financing transactions such as repos and securities lending; and (v) assess and mitigate financial stability risks posed by other shadow banking entities and activities.

In December 2015 (effective January 1, 2017), the European Banking Authority (“EBA”) produced guidelines to set appropriate aggregate limits to shadow banking entities when carrying out banking activities. While most alternative investment funds are excluded from the definition of “shadow banking entity,” funds that use leverage on a substantial basis at fund level or have certain third party lending exposures are within the definition. When dealing with shadow banking entities, the EEA financial institution would be required to implement additional effective processes (including with respect to due diligence) and set internal aggregate and individual limits to such exposures where they exceed 0.25% of the institution’s eligible capital. While the guidelines do not themselves introduce a quantitative limit to institutions’ exposures to shadow banking entities at the individual or aggregate exposure level, they place the responsibility on the banking sector to demonstrate that risks are managed effectively. Affected institutions will be required to set internal aggregate and individual limits to exposures to individual shadow banking entities which could limit or restrict the availability of credit and/or increase the cost of credit from these institutions for impacted funds.

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

We intend to use borrowings to finance our business operations as a public company. For example, in August 2009, we issued $600 million of ten-year senior notes at a rate of 6.625% per annum, in September 2010, we issued $400 million of ten-year senior notes at a rate of 5.875% per annum, in August 2012, we issued $400 million of ten-year senior notes at a rate of 4.75% per annum and $250 million of thirty-year senior notes at a rate of 6.25% per annum, in April 2014, we issued $500 million of thirty-year senior notes at a rate of 5% per annum, in April 2015, we issued $350 million of thirty-year senior notes at a rate of 4.45% per annum, and in May 2015, we issued €300 million of ten-year senior notes at a rate of 2% per annum. Borrowing to finance our businesses exposes us to the typical risks associated with the use of leverage, including those discussed below under “— Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.” In order for us to utilize leverage to finance our business, we are dependent on financial institutions such as global banks extending credit to us on terms that are reasonable to us. There is no guarantee that such institutions will continue to extend credit to us or renew any existing credit agreements we may have with them, or that we will be able to refinance outstanding notes when they mature. We have a credit facility which provides for revolving credit borrowings that has a final maturity date of May 29, 2019. As borrowings under the facility or any other indebtedness mature, we may be required to either refinance them by entering into a new facility, which could result in higher borrowing costs, or by issuing equity, which would dilute existing unitholders. We could also repay them by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets, which could reduce distributions to our unitholders. We could have difficulty entering into new facilities or issuing equity in the future on attractive terms, or at all. These risks are exacerbated by our funds’ use of leverage to finance investments.

We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against the financial services industry in general have been increasing. The investment decisions we make in our asset management business and the activities of our investment professionals on behalf of portfolio companies of our carry funds may subject the companies, funds and us to the risk of third party litigation arising from investor dissatisfaction with the performance of those investment funds, alleged conflicts of interest, the activities of our portfolio companies and a variety of other litigation claims. From time to time we, our funds and our portfolio companies have been and may be subject to class action suits by shareholders in public companies that we have agreed to acquire that challenge our acquisition transactions and/or attempt to enjoin them. Please see “Item 3. Legal Proceedings” below for additional information.

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

The activities of our capital markets services business may also subject us to the risk of liabilities to our clients and third parties, including our clients’ stockholders, under securities or other laws in connection with transactions in which we participate.

In addition, our plan, to the extent that market conditions permit, is to continue to grow our investment businesses and expand into new investment strategies, geographic markets, businesses and distribution channels, including the retail channel. To the extent we distribute products through new channels, including through unaffiliated firms, we may not be able to effectively monitor or control the manner of their distribution, which could result in litigation against us, including with respect to, among other things, claims that products distributed through such channels are distributed to customers for whom they are unsuitable or distributed in any other inappropriate manner. In addition, the distribution of products through new channels whether directly or through market intermediaries, including in the retail channel, could expose us to additional regulatory risk in the form of allegations of improper conduct and/or actions by state and federal regulators against us with respect to, among other things, product suitability, conflicts of interest and the adequacy of disclosure to customers to whom our products are distributed through those channels.

If any private lawsuits or regulatory actions were brought against us and resulted in a finding of substantial legal liability, it could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain investors and to pursue investment opportunities for our carry funds. As a result, allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities, our new lines of business or distribution channels, or the private equity industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.

Employee misconduct could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm. Fraud and other deceptive practices or other misconduct at our portfolio companies could similarly subject us to liability and reputational damage and also harm performance.

There is a risk that our employees could engage in misconduct that adversely affects our business. We are subject to a number of obligations and standards arising from our asset management business and our authority over the assets managed by our asset management business. The violation of these obligations and standards by any of our employees would adversely affect our clients and us. Our business often requires that we deal with confidential matters of great significance to companies in which we may invest. If our employees were improperly to use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to detect or deter employee misconduct, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If one of our employees were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be adversely affected.

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

In addition, we may also be adversely affected if there is misconduct by personnel of portfolio companies in which our funds invest. For example, financial fraud or other deceptive practices at our portfolio companies, or failures by personnel at our portfolio companies to comply with anti-bribery, trade sanctions or other legal and regulatory requirements, could cause significant reputational and business harm to us. Such misconduct may undermine our due diligence efforts with respect to such portfolio companies and could negatively affect the valuations of the investments by our funds in such portfolio companies. In addition, we may face an increased risk of such misconduct to the extent our investment in non-U.S. markets, particularly emerging markets, increases.

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

Our ability to raise capital from third party investors depends on a number of factors, including certain factors that are outside our control. Certain factors, such as the performance of the stock market or the asset allocation rules or regulations or investment policies to which such third party investors are subject, could inhibit or restrict the ability of third party investors to make investments in our investment funds or the asset classes in which our investment funds invest. For example, during 2008 and 2009, many third party investors that invest in alternative assets and have historically invested in our investment funds experienced significant volatility in valuations of their investment portfolios, including a significant decline in the value of their overall private equity, real estate, venture capital and hedge fund portfolios, which affected our ability to raise capital from them. Coupled with a lack of realizations during that period from their existing private equity and real estate portfolios, many of these investors were left with disproportionately outsized remaining commitments to a number of investment funds, which significantly limited their ability to make new commitments to third party managed investment funds such as those managed by us. Our ability to raise new funds could similarly be hampered if the general appeal of private equity and alternative investments were to decline. An investment in a limited partner interest in a private equity fund is more illiquid and the returns on such investment may be more volatile than an investment in securities for which there is a more active and transparent market. Private equity and alternative investments could fall into disfavor as a result of concerns about liquidity and short-term performance. Such concerns could be exhibited, in particular, by public pension funds, which have historically been among the largest investors in alternative assets. Many public pension funds are significantly underfunded and their funding problems have been, and may in the future be, exacerbated by economic downturn. Concerns with liquidity could cause such public pension funds to reevaluate the appropriateness of alternative investments. Although the amount of commitments investors are making to alternative investment funds has increased in recent years, there is no assurance that this will continue or that our ability to raise capital from investors will not be hampered.

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

Investments for which market prices are not observable include private investments in the equity of operating companies or real estate properties. Fair values of such investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), the discounted cash flow method, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are unaudited at the time received. In determining fair values of real estate investments, we also consider projected operating cash flows, sales of comparable assets, if any, replacement costs and capitalization rates (“cap rates”) analyses. Valuations may be derived by reference to observable valuation measures for comparable companies or assets (for example, multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Additionally, where applicable, projected distributable cash flow through debt maturity will also be considered in support of the investment’s carrying value. In determining fair values of exploration and production (E&P) investments within the energy sector, we consider the following: projected operating cash flows resulting from the utilization of third-party analysis of the reserve quantities, which may from time to time be adjusted for management’s view, combined with the forward strip price for the specific commodity in the near-term, Blackstone Energy Partner’s long-term view of the commodity price in the outer years, sales of comparable assets, and replacement costs. Valuations may be derived by reference to observable valuation measures for comparable companies or assets (for example, multiplying a key performance metric of the investee company or asset, such as barrel of oil equivalent, or BOE, by a relevant reserve metric observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to other similar methods. Additionally, where applicable, given the structured nature of some of the preferred securities, projected distributable cash flow through maturity or other triggering events will also be considered in support of the investment’s carrying value. These valuation methodologies involve a significant degree of management judgment.

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

Moreover, with respect to the historical returns of our investment funds:

•

we may create new funds in the future that reflect a different asset mix and different investment strategies, as well as a varied geographic and industry exposure as compared to our present funds, and any such new funds could have different returns from our existing or previous funds,

•

as the global markets rebounded from the financial crisis in recent years, market conditions were largely favorable, which helped to generate positive performance, particularly in our private equity and real estate businesses, although there can be no assurance that such conditions will repeat or that our current or future investment funds will avail themselves of comparable market conditions,

•

the rates of returns of our carry funds reflect unrealized gains as of the applicable measurement date that may never be realized, which may adversely affect the ultimate value realized from those funds’ investments,

•

the rates of returns of our BCP and BREP funds in some years were positively influenced by a number of investments that experienced rapid and substantial increases in value following the dates on which those investments were made, which may not occur with respect to future investments,

•

in recent years, there has been increased competition for private equity investment opportunities resulting from, among other things, the increased amount of capital invested in alternative investment funds,

•

our investment funds’ returns in some years benefited from investment opportunities and general market conditions that may not repeat themselves, our current or future investment funds might not be able to avail themselves of comparable investment opportunities or market conditions, and the circumstances under which our current or future funds may make future investments may differ significantly from those conditions prevailing in the past,

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

Many of our carry funds’ investments rely heavily on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. For example, in many private equity investments, indebtedness may constitute as much as 70% or more of a portfolio company’s or real estate asset’s total debt and equity capitalization, including debt that may be incurred in connection with the investment. The absence of available sources of sufficient senior debt financing for extended periods of time could therefore materially and adversely affect our private equity and real estate businesses. In addition, in March 2013, the Federal Reserve and other U.S. federal banking agencies issued updated leveraged lending guidance covering transactions characterized by a degree of financial leverage. Such guidance may limit the amount or cost of financing we are able to obtain for our transactions, and as a result, the returns on our investments may suffer. See “— Regulatory changes in the United States could adversely affect our business.”

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

If, at the end of the life of a carry fund (or earlier with respect to certain of our real estate funds, real estate debt funds and certain multi-asset class and/or opportunistic investment funds), as a result of diminished performance of later investments in any carry fund’s life, the carry fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives in excess of 20% (10% to 15% in the case of certain of our credit-focused and real estate debt carry funds, certain of our secondary funds of funds and certain multi-asset class investment funds) the fund’s net profits over the life of the fund, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled on an after tax basis. This obligation is known as a clawback obligation and is an obligation of any person who directly received such carried interest, including us and our employees who participate in our carried interest plans. Although a portion of any distributions by us to our unitholders may include any carried interest received by us, we do not intend to seek fulfillment of any clawback obligation by seeking to have our unitholders return any portion of such distributions attributable to carried interest associated with any clawback obligation. To the extent we are required to fulfill a clawback obligation, however, our general partner may determine to decrease the amount of our distributions to common unitholders. The clawback obligation operates with respect to a given carry fund’s own net investment performance only and performance of other funds are not netted for determining this contingent obligation.

Adverse economic conditions may increase the likelihood that one or more of our carry funds may be subject to clawback obligations upon the end of their respective lives (or earlier with respect to certain of our real estate funds, real estate debt funds and certain multi-asset class and/or opportunistic investment funds). To the extent one or more clawback obligations were to occur for any one or more carry funds, we might not have available cash at the time such clawback obligation is triggered to repay the carried interest and satisfy such obligation. If we were unable to repay such carried interest, we would be in breach of the governing agreements with our investors and could be subject to liability. Moreover, although a clawback obligation is several, the governing agreements of most of our funds provide that to the extent another recipient of carried interest (such as a current or former employee) does not fund his or her respective share, then we and our employees who participate in such carried interest plans may have to fund additional amounts (generally an additional 50-67%) beyond what we actually received in carried interest, although we retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations.

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

Investors in our hedge funds may generally redeem their investments on an annual, semi-annual or quarterly basis following the expiration of a specified period of time when capital may not be withdrawn, subject to the applicable fund’s specific redemption provisions. In a declining market, many hedge funds, including some of our hedge funds, may experience declines in value, and the pace of redemptions and consequent reduction in our assets under management could accelerate. Such declines in value may be both provoked and exacerbated by margin calls and forced selling of assets. To the extent appropriate and permissible under a fund’s constituent documents, we may limit or suspend redemptions during a redemption period, which may have a reputational impact on us. See “— Hedge fund investments are subject to numerous additional risks.” The decrease in revenues that would result from significant redemptions in our hedge funds could have a material adverse effect on our business, revenues, net income and cash flows.

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

The governing agreements of all of our investment funds (with the exception of certain of our funds of hedge funds) provide that, subject to certain conditions, third party investors in those funds will have the right to remove the general partner of the fund or to accelerate the liquidation date of the investment fund without cause by a simple majority vote, resulting in a reduction in management fees we would earn from such investment funds and a significant reduction in the amounts of total carried interest and incentive fees from those funds. Carried interest and incentive fees could be significantly reduced as a result of our inability to maximize the value of investments by an investment fund during the liquidation process or in the event of the triggering of a “clawback” obligation. Finally, the applicable funds would cease to exist. In addition, the governing agreements of our investment funds provide that in the event certain “key persons” in our investment funds do not meet specified time commitments with regard to managing the fund, then investors in certain funds have the right to vote to terminate the investment period by a specified percentage (including, in certain cases, a simple majority) vote in accordance with specified procedures, accelerate the withdrawal of their capital on an investor-by-investor basis, or the fund’s investment period will automatically terminate and the vote of a simple majority of investors is required to restart it. In addition, the governing agreements of some of our investment funds provide that investors have the right to terminate, for any reason, the investment period by a vote of 75% of the investors in such fund. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our investment funds would likely result in significant reputational damage to us.

In addition, because all of our investment funds have advisers that are registered under the Advisers Act, the management agreements of all of our investment funds would be terminated upon an “assignment,” without investor consent, of these agreements, which may be deemed to occur in the event these advisers were to experience a change of control. We cannot be certain that consents required for assignments of our investment management agreements will be obtained if a change of control occurs. In addition, with respect to our 1940 Act registered funds, each investment fund’s investment management agreement must be approved annually by the independent members of such investment fund’s board of directors and, in certain cases, by its stockholders, as required by law. Termination of these agreements would cause us to lose the fees we earn from such investment funds.

Third party investors in our investment funds with commitment-based structures may not satisfy their contractual obligation to fund capital calls when requested by us, which could adversely affect a fund’s operations and performance.

Investors in all of our carry funds (and certain of our hedge funds) make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations (for example, management fees) when due. A default by an investor may also limit a fund’s availability to incur borrowings and avail itself of what would otherwise have been available credit. We have not had investors fail to honor capital calls to any meaningful extent. Any investor that did not fund a capital call would generally be subject to several possible penalties, including having a significant amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund and if an investor has invested little or no capital, for instance early in the life of the fund, then the forfeiture penalty may not be as meaningful. Investors may also negotiate for lesser or reduced penalties at the outset of the fund, thereby inhibiting our ability to enforce the funding of a capital call. Third-party investors in private equity, real estate and venture capital funds typically use distributions from prior investments to meet future capital calls. In cases where valuations of investors’ existing investments fall and the pace of distributions slows, investors may be unable to make new commitments to third-party managed investment funds such as those advised by us. If investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.

Certain policies and procedures implemented to mitigate potential conflicts of interest and address certain regulatory requirements may reduce the synergies across our various businesses.

Because of our various lines of asset management businesses and our capital markets services business, we will be subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight than that to which we would otherwise be subject if we had just one line of business. In addressing these conflicts and regulatory requirements across our various businesses, we have implemented certain policies and procedures (for example, information walls) that may reduce the positive synergies that we cultivate across these businesses. For example, we may come into possession of material non-public information with respect to issuers in which we may be considering making an investment. As a consequence, we may be precluded from providing such information or other ideas to our other businesses that might be of benefit to them.

Our failure to deal appropriately with conflicts of interest in our investment business could damage our reputation and adversely affect our businesses.

As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. A decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action. Certain of our funds may have overlapping investment objectives, including funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. For example, we may allocate an investment opportunity that is appropriate for two or more investment funds in a manner that excludes one or more funds or results in a disproportionate allocation based on factors or criteria that we determine, such as sourcing of the transaction, the relative amounts of capital available for investment in each fund, the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals dedicated to the respective funds and other considerations deemed relevant by us. In addition, the challenge of allocating investment opportunities to certain funds may be exacerbated as we expand our business to include more public vehicles. We may also cause different private equity funds to invest in a single portfolio company, for example where the fund that made an initial investment no longer has capital available to invest. We may also cause different funds that we manage to purchase different classes of securities in the same portfolio company. For example, one of our CLO funds could acquire a debt security issued by the same company in which one of our private equity funds owns common equity securities. A direct conflict of interest could arise between the debt holders and the equity holders if such a company were to develop insolvency concerns, and that conflict would have to be carefully managed by us. In addition, conflicts of interest may exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our funds and their portfolio companies. Lastly, in certain, infrequent instances we may purchase an investment alongside one of our investment funds or sell an investment to one of our investment funds and conflicts may arise in respect of the allocation, pricing and timing of such investments and the ultimate disposition of such investments. To the extent we failed to appropriately deal with any such conflicts, it could negatively impact our reputation and ability to raise additional funds or result in potential litigation against us.

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

Investments in our real estate funds will be subject to the risks inherent in the ownership and operation of real estate and real estate related businesses and assets, including the deterioration of real estate fundamentals. These risks include, but are not limited to, those associated with the burdens of ownership of real property, general and local economic conditions, changes in supply of and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in the average occupancy and room rates for hotel properties, operating income, the financial resources of tenants, changes in building, environmental, zoning and other laws, casualty or condemnation losses, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, changes in government regulations (such as rent control), changes in real property tax rates, changes in interest rates, the reduced availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, acts of god, terrorist attacks, war and other factors that are beyond our control. In addition, if our real estate funds acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of our fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms. In addition, our real estate funds may also make investments in residential real estate projects and/or otherwise participate in financing opportunities relating to residential real estate assets or portfolios thereof from time to time, which may be more highly susceptible to adverse changes in prevailing economic and/or market conditions and present additional risks relative to the ownership and operation of commercial real estate assets.

Certain of our investment funds may invest in securities of companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Such investments are subject to a greater risk of poor performance or loss.

Certain of our investment funds, especially our credit-focused funds, may invest in business enterprises involved in work-outs, liquidations, spin-offs, reorganizations, bankruptcies and similar transactions and may purchase high-risk receivables. An investment in such business enterprises entails the risk that the transaction in which such business enterprise is involved either will be unsuccessful, will take considerable time or will result in a distribution of cash or a new security the value of which will be less than the purchase price to the fund of the security or other financial instrument in respect of which such distribution is received. In addition, if an anticipated transaction does not in fact occur, the fund may be required to sell its investment at a loss. Investments in troubled companies may also be adversely affected by U.S. federal and state laws relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and a bankruptcy court’s discretionary power to disallow, subordinate or disenfranchise particular claims. Investments in securities and private claims of troubled companies made in connection with an attempt to influence a restructuring proposal or plan of reorganization in a bankruptcy case may also involve substantial litigation. Because there is substantial uncertainty concerning the outcome of transactions involving financially troubled companies, there is a potential risk of loss by a fund of its entire investment in such company. Moreover, a major economic recession could have a materially adverse impact on the value of such securities. Adverse publicity and investor perceptions, whether or not based on fundamental analysis, may also decrease the value and liquidity of securities rated below investment grade or otherwise adversely affect our reputation. In addition, in a recent 2013 federal Circuit Court case, the Court determined that a private equity fund could be liable for ERISA Title IV pension obligations (including withdrawal liability incurred with respect to union multiemployer plans) of its portfolio companies, if such fund is a “trade or business” and the fund’s ownership interest in the portfolio company is significant enough to bring the portfolio company within its “controlled group.” While a number of cases have held that managing investments is not a “trade or business” for tax purposes, the Circuit Court in this case concluded the a private equity fund could be a “trade or business” for ERISA purposes based on certain factors, including the fund’s level of involvement in the management of its portfolio companies and the nature of its management fee arrangements. The Circuit Court case did not conclude whether the fund in question and its portfolio companies were part of the same “controlled group.”

Certain of our fund investments may be concentrated in certain asset types or in a geographic region, which could exacerbate any negative performance of those funds to the extent those concentrated investments perform poorly.

The governing agreements of our investment funds contain only limited investment restrictions and only limited requirements as to diversification of fund investments, either by geographic region or asset type. For example, approximately 70% of the investments of our real estate funds (based on fair values as of December 31, 2015) are in office building, hotel and shopping center assets. During periods of difficult market conditions or slowdowns in these sectors, the decreased revenues, difficulty in obtaining access to financing and increased funding costs experienced by our real estate funds may be exacerbated by this concentration of investments, which would result in lower investment returns for our real estate funds.

Investments by our funds in the power and energy industries involve various operational, construction, regulatory and market risks that could adversely affect our results of operations, liquidity and financial condition.

The development, operation and maintenance of power and energy generation facilities involves many risks, including, as applicable, labor issues, start-up risks, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source, volatility in the price of fuel sources, or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output, efficiency or reliability, the occurrence of any of which could result in lost revenues and/or increased expenses. In turn, such developments could impair a portfolio company’s ability to repay its debt or conduct its operations. We may also choose or be required to decommission a power generation facility or other asset. The decommissioning process could be protracted and result in the incurrence of significant financial and/or regulatory obligations or other uncertainties.

Our power and energy sector portfolio companies may also face construction risks typical for power generation and related infrastructure businesses. Such developments could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of construction activities once undertaken. Delays in the completion of any power project may result in lost revenues or increased expenses, including higher operation and maintenance costs related to such portfolio company.

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

Our businesses that invest in the energy industry also focus on investments in businesses involved in oil and gas exploration and development, which can be a speculative business involving a high degree of risk, including:

•	the use of new technologies, including hydraulic fracturing,

•	reliance on estimates of oil and gas reserves in the evaluation of available geological, geophysical, engineering and economic data for each reservoir, and

•

encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, equipment failures and other accidents in completing wells and otherwise, cratering, sour gas releases, uncontrollable flows of oil, natural gas or well fluids, adverse weather conditions, pollution, fires, spills and other environmental risks.

In addition, the performance of the investments made by our credit and equity funds in the energy and natural resources markets are also subject to a high degree of market risk, as such investments are likely to be, directly or indirectly substantially dependent upon prevailing prices of oil, natural gas and other commodities. Oil and natural gas prices are subject to wide fluctuation in response to factors beyond the control of us or our portfolio companies, including relatively minor changes in the supply and demand for oil and natural gas, market uncertainty, the level of consumer product demand, weather conditions, governmental regulation, the price and availability of alternative fuels, political and economic conditions in oil producing countries, foreign supply of such commodities and overall domestic and foreign economic conditions. These factors make it difficult to predict future commodity price movements with any certainty.

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

Underwriting activities by our capital markets services business expose us to risks.

We act as an underwriter in securities offerings through our capital markets services business. We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we purchased as an underwriter at the anticipated price levels. As an underwriter, we also are subject to liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite.

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

Our common unitholders do not elect our general partner or its board of directors and, unlike the holders of common stock in a corporation, have only limited voting rights on matters affecting our business and therefore limited ability to influence decisions regarding our business. Furthermore, if our common unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. Our general partner may not be removed unless that removal is approved by the vote of the holders of not less than two-thirds of the voting power of our outstanding common units and special voting units (including common units and special voting units held by the general partner and its affiliates) and we receive an opinion of counsel regarding limited liability matters. As of December 31, 2015, Blackstone Partners L.L.C., an entity wholly owned by our personnel and others who are limited partners, had 49.5% of the voting power of The Blackstone Group L.P. limited partners. Therefore, our senior managing directors have the ability to remove or block any removal of our general partner and thus control The Blackstone Group L.P.

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

As a result of these matters and the provisions referred to under “— Our common unitholders do not elect our general partner or vote on our general partner’s directors and have limited ability to influence decisions regarding our business,” our common unitholders may be deprived of an opportunity to receive a premium for their common units in the future through a sale of The Blackstone Group L.P., and the trading prices of our common units may be adversely affected by the absence or reduction of a takeover premium in the trading price.

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

Conflicts of interest may arise among our general partner and its affiliates, on the one hand, and us and our common unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include, among others, the following:

•

our general partner determines the amount and timing of our investments and dispositions, indebtedness, issuances of additional partnership interests and amounts of reserves, each of which can affect the amount of cash that is available for distribution to our common unitholders,

•

our general partner is allowed to take into account the interests of parties other than us in resolving conflicts of interest, which has the effect of limiting its duties (including fiduciary duties) to our common unitholders. For example, our subsidiaries that serve as the general partners of our investment funds have fiduciary and contractual obligations to the investors in those funds, as a result of which we expect to regularly take actions that might adversely affect our near-term results of operations or cash flow,

•

because our senior managing directors hold their Blackstone Holdings Partnership Units directly or through entities that are not subject to corporate income taxation and The Blackstone Group L.P. holds Blackstone Holdings Partnership Units through wholly owned subsidiaries, some of which are subject to corporate income taxation, conflicts may arise between our senior managing directors and The Blackstone Group L.P. relating to the selection and structuring of investments,

•

other than as set forth in the non-competition and non-solicitation agreements to which our senior managing directors are subject, which may not be enforceable, affiliates of our general partner and existing and former personnel employed by our general partner are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us,

•

our general partner has limited its liability and reduced or eliminated its duties (including fiduciary duties) under the partnership agreement, while also restricting the remedies available to our common unitholders for actions that, without these limitations, might constitute breaches of duty (including fiduciary duty). In addition, we have agreed to indemnify our general partner and its affiliates to the fullest extent permitted by law, except with respect to conduct involving bad faith, fraud or willful misconduct. By purchasing our common units, common unitholders will have agreed and consented to the provisions set forth in our partnership agreement, including the provisions regarding conflicts of interest situations that, in the absence of such provisions, might constitute a breach of fiduciary or other duties under applicable state law,

•

our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered, or from entering into additional contractual arrangements with any of these entities on our behalf, so long as the terms of any such additional contractual arrangements are fair and reasonable to us as determined under the partnership agreement,

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

Our intention is to distribute quarterly to common unitholders approximately 85% of The Blackstone Group L.P.’s share of Distributable Earnings, subject to adjustment by amounts determined by Blackstone’s general partner to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and our funds, to comply with applicable law, any of its debt instruments or other agreements, or to provide for future cash requirements such as tax-related payments, clawback obligations and distributions to unitholders for any ensuing quarter. All of the foregoing is subject to the qualification that the declaration and payment of any distributions are at the sole discretion of our general partner, and may change at any time, including, without limitation, to eliminate such distributions entirely.

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

Our ability to make cash distributions to our unitholders will depend on a number of factors, including among others general economic and business conditions, our strategic plans and prospects, our business and investment opportunities, our financial condition and operating results, including the timing and extent of our realizations, working capital requirements and anticipated cash needs, contractual restrictions and obligations including fulfilling our current and future capital commitments, legal, tax and regulatory restrictions, restrictions and other implications on the payment of distributions by us to our common unitholders or by our subsidiaries to us and such other factors as our general partner may deem relevant.

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

As part of the reorganization related to our IPO we acquired interests in our business from our predecessor owners. This transaction has been accounted for partially as a transfer of interests under common control and partially as an acquisition of non-controlling interests. We accounted for the acquisition of the non-controlling interests using the purchase method of accounting, and reflected the excess of the purchase price over the fair value of the tangible assets acquired and liabilities assumed as goodwill and other intangible assets on our statement of financial condition. As of December 31, 2015, we have $345.5 million of finite-lived intangible assets (in addition to $1.7 billion of goodwill), net of accumulated amortization. These finite-lived intangible assets are from the IPO and other business transactions. We are amortizing these finite-lived intangibles over their estimated useful lives, which range from three to twenty years, using the straight-line method, with a weighted-average remaining amortization period of 6.4 years as of December 31, 2015. In addition, as part of the reorganization at the time of our IPO, Blackstone personnel received an aggregate of 827,516,625 Blackstone Holdings Partnership Units, of which 439,711,537 were unvested. The grant date fair value of the unvested Blackstone Holdings Partnership Units

(which was $31) is being charged to expense as the Blackstone Holdings Partnership Units vest over the assumed service periods, which range up to eight years, on a straight-line basis. The amortization of these finite-lived intangible assets and of this non-cash equity-based compensation will increase our expenses substantially during the relevant periods. These expenses may increase the net loss we record in certain periods or cause us to record a net loss in periods during which we would otherwise have recorded net income.

We are required to pay our senior managing directors for most of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of the tax basis step-up we received as part of the reorganization we implemented in connection with our IPO or receive in connection with future exchanges of our common units and related transactions.

As part of the reorganization we implemented in connection with our IPO, we purchased interests in our business from our pre-IPO owners. In addition, holders of partnership units in Blackstone Holdings (other than The Blackstone Group L.P.’s wholly owned subsidiaries), subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for The Blackstone Group L.P. common units on a one-for-one basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the Blackstone Holdings Partnerships to effect an exchange for a common unit. The purchase and subsequent exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Blackstone Holdings that otherwise would not have been available. These increases in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that certain of The Blackstone Group L.P.’s wholly owned subsidiaries that are taxable as corporations for U.S. federal income tax purposes, which we refer to as the “corporate taxpayers,” would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

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

An entity will generally be deemed to be an “investment company” for purposes of the 1940 Act if: (a) it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, or (b) absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We believe that we are engaged primarily in the business of providing asset management and capital markets services and not in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from each of our businesses is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as an asset management and capital markets firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that The Blackstone Group L.P. is an “orthodox” investment company as defined in section 3(a)(1)(A) of the 1940 Act and described in clause (a) in the first sentence of this paragraph. Furthermore, The Blackstone Group L.P. does not have any material assets other than its equity interests in certain wholly owned subsidiaries, which in turn will have no material assets (other than intercompany debt) other than general partner interests in the Blackstone Holdings Partnerships. These wholly owned subsidiaries are the sole general partners of the Blackstone Holdings Partnerships and are vested with all management and control over the Blackstone Holdings Partnerships. We do not believe the equity interests of The Blackstone Group L.P. in its wholly owned subsidiaries or the general partner interests of these wholly owned subsidiaries in the Blackstone Holdings Partnerships are investment securities. Moreover, because we believe that the capital interests of the general partners of our funds in their respective funds are neither securities nor investment securities, we believe that less than 40% of The Blackstone Group L.P.’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis are comprised of assets that could be considered investment securities. Accordingly, we do not believe The Blackstone Group L.P. is an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C) of the 1940 Act as described in clause (b) in the first sentence of this paragraph. In addition, we believe The Blackstone Group L.P. is not an investment company under section 3(b)(1) of the 1940 Act because it is primarily engaged in a non-investment company business.

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

The market price of our common units could decline as a result of sales of a large number of common units in the market in the future or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell common units in the future at a time and at a price that we deem appropriate. We had a total of 565,216,681 voting common units outstanding as of February 19, 2016. Subject to the lock-up restrictions described below, we may issue and sell in the future additional common units. Limited partners of Blackstone Holdings owned an aggregate of 543,983,293 Blackstone Holdings Partnership Units outstanding as of February 19, 2016. In connection with our initial public offering, we entered into an exchange agreement with holders of Blackstone Holdings Partnership Units (other than The Blackstone Group L.P.’s wholly owned subsidiaries) so that these holders, subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for The Blackstone Group L.P. common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. A Blackstone Holdings limited partner must exchange one partnership unit in each of the Blackstone Holdings Partnerships to effect an exchange for a common unit. The common units we issue upon such exchanges would be “restricted securities,” as defined in Rule 144 under the Securities Act, unless we register such issuances. However, we have entered into a registration rights agreement with the limited partners of Blackstone Holdings that requires us to register these common units under the Securities Act and we have filed registration statements that cover the delivery of common units issued upon exchange of Blackstone Holdings Partnership Units. See “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence — Transactions with Related Persons — Registration Rights Agreement.” While the partnership agreements of the Blackstone Holdings Partnerships and related agreements contractually restrict the ability of Blackstone personnel to transfer the Blackstone Holdings Partnership Units or The Blackstone Group L.P. common units they hold and require that they maintain a minimum amount of equity ownership during their employ by us, these contractual provisions may lapse over time or be waived, modified or amended at any time.

In addition, in June 2007, we entered into an agreement with Beijing Wonderful Investments, an investment vehicle established and controlled by The People’s Republic of China, pursuant to which we sold to it non-voting common units. Beijing Wonderful Investments currently owns 59,083,468 non-voting common units. We have agreed to provide Beijing Wonderful Investments with registration rights to effect certain sales.

As of February 19, 2016, we had granted 17,017,802 outstanding deferred restricted common units and 43,166,834 outstanding deferred restricted Blackstone Holdings Partnership Units, which are subject to specified vesting requirements, to our non-senior managing director professionals and senior managing directors under The Blackstone Group L.P. 2007 Equity Incentive Plan (“2007 Equity Incentive Plan”). The aggregate number of common units and Blackstone Holdings Partnership Units covered by our 2007 Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of units equal to the positive difference, if any, of (a) 15% of the aggregate number of common units and Blackstone Holdings Partnership Units outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by The Blackstone Group L.P. or its wholly owned subsidiaries) minus (b) the aggregate number of common units and Blackstone Holdings Partnership Units covered by our 2007 Equity Incentive Plan as of such date (unless the administrator of the 2007 Equity Incentive Plan should decide to increase the number of common units and Blackstone Holdings Partnership Units covered by the plan by a lesser amount). An aggregate of 166,340,808 additional common units and Blackstone Holdings Partnership Units were available for grant under our 2007 Equity Incentive Plan as of February 19, 2016. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units covered by our 2007 Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market.

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

The U.S. federal income tax treatment of common unitholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. The U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the U.S. Internal Revenue Service, or “IRS,” and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. Changes to the U.S. federal income tax laws and interpretations thereof could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation (referred to as the “Qualifying Income Exception”), affect or cause us to change our investments and commitments, affect the tax considerations of an investment in us, change the character or treatment of portions of our income (including, for instance, the treatment of carried interest as ordinary income rather than capital gain) and adversely affect an investment in our common units. For example, as discussed above under “— The U.S. Congress has considered legislation that, if enacted, would have (a) for taxable years beginning ten years after the date of enactment, precluded us from qualifying as a partnership for U.S. federal income tax purposes or required us to hold carried interest through taxable subsidiary corporations and (b) taxed individual holders of common units with respect to certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, we could incur a material increase in our tax liability and a substantial portion of our income could be taxed at a higher rate to the individual holders of our common units,” the U.S. Congress has considered various legislative proposals to treat all or part of the capital gain and dividend income that is recognized by an investment partnership and allocable to a partner affiliated with the sponsor of the partnership (i.e., a portion of the carried interest) as ordinary income to such partner for U.S. federal income tax purposes.

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

Current law may change, causing us to be treated as a corporation for U.S. federal or state income tax purposes or otherwise subjecting us to entity level taxation. See “— The U.S. Congress has considered legislation that, if enacted, would have (a) for taxable years beginning ten years after the date of enactment, precluded us from qualifying as a partnership for U.S. federal income tax purposes or required us to hold carried interest through taxable subsidiary corporations and (b) taxed individual holders of common units with respect to certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, we could incur a material increase in our tax liability and a substantial portion of our income could be taxed at a higher rate to the individual holders of our common units.” For example, because of widespread state budget deficits, several states have evaluated ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our distributions to our common unitholders would be reduced.

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

In light of our investment activities, we will be treated as engaged in a U.S. trade or business for U.S. federal income tax purposes, which may cause some portion of our income to be treated as effectively connected income with respect to non-U.S. holders, or “ECI.” Moreover, dividends paid by an investment that we make in a real estate investment trust, or “REIT,” that are attributable to gains from the sale of U.S. real property interests and sales of certain investments in interests in U.S. real property, including stock of certain U.S. corporations owning significant U.S. real property, may be treated as ECI with respect to certain non-U.S. holders. In addition, certain income of non-U.S. holders from U.S. sources not connected to any such U.S. trade or business conducted by us could be treated as ECI. To the extent our income is treated as ECI, non-U.S. holders generally would be subject to withholding tax on their allocable shares of such income, would be required to file a U.S. federal income tax return for such year reporting their allocable shares of income effectively connected with such trade or business and any other income treated as ECI, and would be subject to U.S. federal income tax at regular U.S. tax rates on any such income (state and local income taxes and filings may also apply in that event). Non-U.S. holders that are corporations may also be subject to a 30% branch profits tax on their allocable share of such income. In addition, certain income from U.S. sources that is not ECI allocable to non-U.S. holders may be reduced by withholding taxes imposed at the highest effective applicable tax rate. A portion of any gain recognized by a non-U.S. holder on the sale or exchange of common units could also be treated as ECI.

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

While we anticipate that we will be able to provide to each unitholder specific tax information within 90 days after the close of each calendar year, we cannot guarantee this will be the case. To the extent we are unable to furnish the information within 90 days, holders of common units who are U.S. taxpayers may need to file a request for an extension of the due date of their income return. In addition, it is possible that common unitholders may be required to file amended income tax returns.

It may require longer than 90 days after the end of our fiscal year to obtain the requisite information from all lower-tier entities so that K-1s may be prepared for the Partnership. For this reason, holders of common units who are U.S. taxpayers should anticipate the need to file annually with the IRS (and certain states) a request for an extension past April 15 or the otherwise applicable due date of their income tax return for the taxable year. In addition, it is possible that a common unitholder will be required to file amended income tax returns as a result of adjustments to items on the corresponding income tax returns of the partnership. Any obligation for a unitholder to file amended income tax returns for that or any other reason, including any costs incurred in the preparation or filing of such returns, is the responsibility of each common unitholder.

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

We may be liable for adjustments to our tax returns as a result of recently enacted legislation.

Legislation was recently enacted that significantly changes the rules for U.S. federal income tax audits of partnerships. Such audits will continue to be conducted at the partnership level, but with respect to tax returns for taxable years beginning after December 31, 2017, and, unless a partnership qualifies for and affirmatively elects an alternative procedure, any adjustments to the amount of tax due (including interest and penalties) will be payable by the partnership. Under the elective alternative procedure, a partnership would issue information returns to persons who were partners in the audited year, who would then be required to take the adjustments into account in calculating their own tax liability, and the partnership would not be liable for the adjustments. If a partnership elects the alternative procedure for a given adjustment, the amount of taxes for which its partners would be liable would be increased by any applicable penalties and a special interest charge. There can be no assurance that we will be eligible to make such an election or that we will, in fact, make such an election for any given adjustment. If we do not or are not able to make such an election, then (a) our then-current common unitholders, in the aggregate, could indirectly bear income tax liabilities in excess of the aggregate amount of taxes that would have been due had we elected the alternative procedure, and (b) a given common unitholder may indirectly bear taxes attributable to income allocable to other common unitholders or former common unitholders, including taxes (as well as interest and penalties) with respect to periods prior to such holder’s ownership of common units. Amounts available for distribution to our common unitholders may be reduced as a result of our obligation to pay any taxes associated with an adjustment. Many issues and the overall effect of this new legislation on us are uncertain, and common unitholders should consult their own tax advisors regarding all aspects of this legislation as it affects their particular circumstances.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located in leased office space at 345 Park Avenue, New York, New York. As of December 31, 2015, we lease our offices in Beijing, Dubai, Dublin, Düsseldorf, Hong Kong, Houston, London, Los Angeles, Madrid, Montecito, Mexico City, Mumbai, Paris, Sao Paulo, Seoul, Shanghai, Singapore, Sydney, Tokyo and Toronto. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.

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

The SEC has publicly indicated that it is specifically focused on private equity practices regarding fees and other conflicts of interest, including, among other things, the widespread industry practice of receiving fees from portfolio companies in connection with the termination of monitoring agreements upon the initial public offering or disposition of such companies. The SEC had reviewed our historical monitoring fee practices in 2011 — 2012 in their regular exam process. In June 2014, we voluntarily modified our monitoring fee practices in ways that are beneficial to our private equity investors, including eliminating any such payments beyond the year of sale for full dispositions and limiting payments following IPOs. This followed the expansion in 2012 of the disclosure that was already being made to private equity investors regarding such fees. As previously disclosed, in October 2014 the SEC informally requested additional information about our historical monitoring fee termination practices. The SEC also asked for additional information about certain pre-2011 practices relating to the application of disparate vendor discounts to Blackstone and to our funds that were changed in 2011 and had also been previously reviewed by the SEC in 2012. As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, on October 7, 2015, without admitting or denying any wrongdoing, three of Blackstone’s private equity fund advisers (the “Fund Advisers”) consented to the entry of an order settling these matters in connection with funds formed many years ago. According to the SEC order, with respect to these legacy funds, the Fund Advisers did not provide sufficient pre-commitment disclosure regarding the possibility of accelerating otherwise authorized fees upon termination of monitoring fee agreements with their portfolio companies. The SEC order recognized, however, that such fees were disclosed in distribution notices, quarterly reports and in the case of initial public offerings of portfolio companies, in Form S-1 filings, and were subject to an explicit Limited Partner Advisory Committee objection right that was never exercised. The order also found that the Fund Advisers did not adequately disclose that certain legal fee discounts they received, prior to 2011, were greater than discounts received by the funds. The SEC order recognized, however, that in early 2011, the Fund Advisers voluntarily changed this policy. The Fund Advisers agreed as part of the settlement to pay disgorgement of $26,225,203 (plus prejudgment interest of $2,686,553) to limited partners of those funds and a civil monetary penalty of $10,000,000 to the SEC.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units representing limited partner interests are traded on the New York Stock Exchange (“NYSE”) under the symbol “BX.” Our common units began trading on the NYSE on June 22, 2007.

The number of holders of record of our common units as of February 19, 2016 was 98. This does not include the number of unitholders that hold common units in “street name” through banks or broker-dealers.

The following table sets forth the high and low intra-day sales prices per common unit, for the periods indicated, as reported by the NYSE and the per unit common unitholder distributions for the indicated fiscal quarters:

	2015			2014
	High	Low	Common Unitholder Distributions (a)	High	Low	Common Unitholder Distributions (a)
First Quarter	$39.62	$32.36	$0.89	$35.39	$29.51	$0.35
Second Quarter	$44.43	$38.31	$0.74	$34.48	$27.56	$0.55
Third Quarter	$42.60	$28.56	$0.49	$36.08	$30.71	$0.44
Fourth Quarter	$35.24	$26.82	$0.61	$34.70	$26.56	$0.78

(a)	Per common unit, presented on a fiscal quarter basis.

Cash Distribution Policy

With respect to fiscal year 2015, we have paid to common unitholders distributions of $0.89, $0.74, $0.49 and $0.61 per common unit in respect of the first, second, third and fourth quarters, respectively, aggregating $2.73 per common unit. We have also paid to the Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships distributions of $0.90, $0.74, $0.49 and $0.65 per Blackstone Holdings Partnership Unit in respect of the first, second, third and fourth quarters, respectively, aggregating $2.78 per Blackstone Holdings Partnership Unit.

With respect to fiscal year 2014, we paid to common unitholders distributions of $0.35, $0.55, $0.44 and $0.78 per common unit in respect of the first, second, third and fourth quarters, respectively, aggregating $2.12 per common unit. We also paid $0.38, $0.60, $0.56 and $0.92 per Blackstone Holdings Partnership Unit in respect of the first, second, third and fourth quarters, respectively, aggregating $2.46 per Blackstone Holdings Partnership Unit.

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

All of the foregoing is subject to the qualification that the declaration and payment of any distributions are at the sole discretion of our general partner, and our general partner may change our distribution policy at any time, including, without limitation, to eliminate such distributions entirely.

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

Because the wholly owned subsidiaries of The Blackstone Group L.P. must pay taxes and make payments under the tax receivable agreements described in Note 17. “Related Party Transactions” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data,” the amounts ultimately distributed by The Blackstone Group L.P. to its common unitholders are expected to be less, on a per unit basis, than the amounts distributed by the Blackstone Holdings Partnerships to the Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships in respect of their Blackstone Holdings Partnership Units.

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

Unit Repurchases in the Fourth Quarter of 2015

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended December 31, 2015, no units were repurchased. As of December 31, 2015, the amount remaining under this program available for repurchases was $335.8 million. See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 15. Net Income Per Common Unit” and “— Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity Needs” for further information regarding this unit repurchase program.

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

The consolidated statements of financial condition and income data as of and for the five years ended December 31, 2015 have been derived from our consolidated financial statements. The audited Consolidated Statements of Financial Condition as of December 31, 2015 and 2014 and the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013 are included elsewhere in this Form 10-K. The audited Consolidated Statements of Financial Condition as of December 31, 2013, 2012 and 2011 and the Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 are not included in this Form 10-K. Historical results are not necessarily indicative of results for any future period.

The selected consolidated financial data should be read in conjunction with “— Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$2,542,505	$2,497,252	$2,193,985	$2,030,693	$1,811,750
Performance Fees	1,796,666	4,374,262	3,544,057	1,593,052	1,182,660
Investment Income	204,642	534,000	800,308	350,194	213,323
Interest and Dividend Revenue and Other	102,739	79,214	74,818	45,502	44,843

Total Revenues	4,646,552	7,484,728	6,613,168	4,019,441	3,252,576

Expenses
Compensation and Benefits	2,290,751	3,154,371	3,257,667	2,605,244	2,738,425
General, Administrative and Other	576,103	549,463	474,442	548,738	566,313
Interest Expense	144,522	121,524	107,973	72,870	57,824
Fund Expenses	79,499	30,498	26,658	33,829	25,507

Total Expenses	3,090,875	3,855,856	3,866,740	3,260,681	3,388,069

Other Income
Reversal of Tax Receivable Agreement Liability	82,707	—	20,469	—	197,816
Net Gains from Fund Investment Activities	176,364	357,854	381,664	256,145	14,935

Total Other Income	259,071	357,854	402,133	256,145	212,751

Income Before Provision for Taxes	1,814,748	3,986,726	3,148,561	1,014,905	77,258
Provision for Taxes	190,398	291,173	255,642	185,023	345,711

Net Income (Loss)	1,624,350	3,695,553	2,892,919	829,882	(268,453)
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	11,145	74,794	183,315	103,598	(24,869)
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	219,900	335,070	198,557	99,959	7,953
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	683,516	1,701,100	1,339,845	407,727	(83,234)

Net Income (Loss) Attributable to The Blackstone Group L.P.	$709,789	$1,584,589	$1,171,202	$218,598	$(168,303)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Net Income (Loss) Per Common Unit, Basic and Diluted
Common Units, Basic	$1.12	$2.60	$2.00	$0.41	$(0.35)

Common Units, Diluted	$1.04	$2.58	$1.98	$0.41	$(0.35)

Distributions Declared Per Common Unit (a)	$2.90	$1.92	$1.18	$0.52	$0.62

(a)	Distributions declared reflects the calendar date of declaration for each distribution. The fourth quarter distribution, if any, for any fiscal year will be declared and paid in the subsequent fiscal year. For fiscal year 2015, we declared a final fourth quarter distribution per common unit of $0.61, which was paid in February 2016.

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Statement of Financial Condition Data
Total Assets (a)	$22,526,080	$31,497,097	$29,668,959	$28,921,060	$21,903,378
Senior Notes	$2,797,060	$2,136,706	$1,654,659	$1,660,361	$1,045,954
Total Liabilities (a)	$10,295,623	$14,163,550	$15,291,288	$17,706,113	$12,651,092
Redeemable Non-Controlling Interests in Consolidated Entities	$183,459	$2,441,854	$1,950,442	$1,556,185	$1,091,833
Total Partners’ Capital	$12,046,998	$14,891,693	$12,427,229	$9,658,762	$8,160,453

(a)	The decrease in total assets, total liabilities and redeemable non-controlling interests in consolidated entities from December 31, 2014 to December 31, 2015 was principally due to the adoption as of January 1, 2015 of new accounting consolidation guidance which resulted in the deconsolidation of certain Blackstone Funds. For more information, see “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2. Summary of Significant Accounting Policies — Recent Accounting Developments.” The increase in total assets and total liabilities from December 31, 2011 to December 31, 2012 was principally due to the acquisition of Harbourmaster, a leading European leveraged loan manager and adviser and the resultant GAAP required consolidation of certain managed CLO vehicles.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with The Blackstone Group L.P.’s consolidated financial statements and the related notes included within this Annual Report on Form 10-K.

Our Business

Blackstone is one of the largest independent managers of private capital in the world. Our business is organized into four segments:

•

Private Equity. We are a world leader in private equity investing, having managed six general private equity funds, as well as two sector focused funds, since we established this business in 1987. We refer to these managed corporate private equity funds collectively as our Blackstone Capital Partners (“BCP”) funds. Our Private Equity segment also includes Blackstone Tactical Opportunities (“Tactical Opportunities”), our opportunistic investment platform that invests globally across asset classes, industries and geographies, Strategic Partners Fund Solutions (“Strategic Partners”), a secondary private fund of funds business, Blackstone Total Alternatives Solution (“BTAS”), a new multi-asset investment program for eligible high net worth investors offering exposure to certain of Blackstone’s key illiquid investment strategies through a single commitment, and our capital markets services business (“BXCM”). Our corporate private equity business pursues transactions throughout the world across a variety of transaction types, including large buyouts, mid-cap buyouts, buy and build platforms (which involve multiple acquisitions behind a single management team and platform) and growth equity/development projects (which involve significant minority investments in mature companies and greenfield development projects in energy and power). Tactical Opportunities seeks to capitalize on time-sensitive, complex and dislocated market situations across asset classes, industries and geographies in a broad range of investments, including private and public securities, and instruments, where the underlying exposure may be to equity, debt, and/or real assets. Strategic Partners focuses on delivering access to a range of opportunities, leveraging its proprietary database to acquire single fund interests or complex portfolios in an efficient and timely manner.

•

Real Estate. Since our start in 1991, we have become a world leader in real estate investing. We have managed or continue to manage a number of global, European and Asian focused opportunistic real estate funds, several real estate debt investment vehicles, a NYSE publicly traded real estate investment trust (“BXMT”) and several core+ real estate funds. We refer to our opportunistic real estate funds as our Blackstone Real Estate Partners (“BREP”) funds, our real estate debt investment vehicles as our Blackstone Real Estate Debt Strategies (“BREDS”) funds and our core+ real estate funds as our Blackstone Property Partners (“BPP”) funds.

Our BREP funds are geographically diversified and target a broad range of “opportunistic” real estate and real estate related investments that are generally undermanaged assets with higher potential for equity appreciation. BREP has made significant investments in lodging, office buildings, shopping centers, residential and a variety of real estate operating companies.

Our BREDS’ vehicles target real estate debt related investment opportunities in the public and private markets, primarily in the United States and Europe.

Our BPP funds are geographically diversified and target substantially stabilized assets generating relatively stable cash flow with a focus on office, multifamily, industrial and retail assets in gateway markets.

•

Hedge Fund Solutions. Blackstone’s Hedge Fund Solutions segment is comprised principally of Blackstone Alternative Asset Management (“BAAM”). BAAM is the world’s largest discretionary allocator to hedge funds, managing a broad range of commingled and customized hedge fund of fund solutions since its inception in 1990. The Hedge Fund Solutions segment also includes investment platforms that seed new hedge fund talent, purchase ownership interests in more established hedge funds, invest in special situation opportunities, create alternative solutions in regulated structures and trade long and short public equities.

•

Credit. Our Credit segment consists principally of GSO Capital Partners LP (“GSO”), a global leader in managing credit-focused products within private and public debt market strategies. GSO’s products include senior credit-focused funds, mezzanine funds, distressed debt funds, general credit-focused funds, registered investment companies, separately managed accounts and collateralized loan obligation (“CLO”) vehicles.

Please see “— Significant Transactions” below for information regarding the previously reported Financial Advisory segment.

We generate revenue from fees earned pursuant to contractual arrangements with funds, fund investors and fund portfolio companies (including management, transaction and monitoring fees), and from capital markets services. We invest in the funds we manage and, in most cases, receive a preferred allocation of income (i.e., a carried interest) or an incentive fee from an investment fund in the event that specified cumulative investment returns are achieved (generally collectively referred to as “Performance Fees”). The composition of our revenues will vary based on market conditions and the cyclicality of the different businesses in which we operate. Net investment gains and investment income generated by the Blackstone Funds, principally private equity and real estate funds, are driven by value created by our operating and strategic initiatives as well as overall market conditions. Fair values are affected by changes in the fundamentals of the portfolio company, the portfolio company’s industry, the overall economy and other market conditions.

Business Environment

Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Europe, Asia and, to a lesser extent, elsewhere in the world.

Global equity indices were marked by high volatility during 2015, with the CBOE volatility index reaching its highest levels since 2011. Equity markets began 2015 on strong footing, but suffered declines in the second half of the year, as concerns about slowing growth in China and its implications for global economic growth, falling oil and commodity prices and central bank monetary policy began to weigh heavily on market sentiment. The trends had varying impacts on full-year equity market performance: the S&P 500 ended the year down 0.7%, the MSCI World Index was down 2.7%, the FTSE 100 was down 4.9%, and the Hang Seng down 7.2%; other indices had positive performance, including the NASDAQ up 5.7%, Euro Stoxx 50 up 3.8%, the Nikkei 225 up 9.1%.

Signs of slowing Chinese growth continued to emerge during 2015 and slowing momentum in the economy fed into Chinese investor sentiment. At an official growth rate of 6.9%, China registered its slowest annual GDP growth rate in nearly 25 years. After the Shanghai composite gained more than 50% to reach its all-time high in the first half of the year, it fell more than more than 30% in the second half of 2015, and ended the year up 9%. In an effort to boost the economy, the People’s Bank of China enacted a number of stimulus measures during 2015, and seemed likely to continue these efforts in 2016. China also allowed the yuan to depreciate against the U.S. Dollar and renewed the possibility it would move towards pegging the yuan against a basket of global currencies to give it greater flexibility to manage its monetary policy.

Oil prices continued their downward trend in 2015, falling more than 30% and ending the year at $37 a barrel. Resilient production in the U.S. and globally, ample existing supply, and reduced demand from key emerging economies, including China and India, were all contributing factors. U.S. retail gas prices fell to $2.00 a gallon, a six-year low, but the impact to overall consumer spending remained unclear. Large energy producers reported sharp declines in earnings and spending cutbacks feeding into longer-term concerns for U.S. employment and job growth.

In addition to oil and gas, prices for other commodities also fell in 2015. The impact of falling commodity prices was felt particularly hard in many commodity-driven emerging market countries in 2015. A number of Latin American currencies depreciated by double-digit percentages against the U.S. dollar, with the Argentine peso and Brazilian real each losing around half their value. Many Latin American equity indices also exhibited sharp declines, including the Brazilian Bovespa, which declined by more than 13% in 2015.

Against the backdrop of growing global investor pessimism and energy sector weakness, the U.S. economy continued to show signs of strength overall in 2015. The U.S. continued to grow real GDP at over 2% and ended the year with 5.0% unemployment, its lowest level since early 2008. Controlling for inflation, consumer spending held steady. In December 2015, the Federal Reserve raised interest rates from a target range of 0 to 0.25% to a range of 0.25% to 0.50% and stated intentions to raise rates at a “gradual” pace going forward while continuing to monitor economic conditions in the U.S. and globally. The rate increase ended a historic second year near-zero interest rate environment.

Concerns about global growth prospects, liquidity, energy exposure and uncertainty on interest rates also weighed on credit markets. High yield spreads widened materially to nearly 750 basis points, an increase of almost 200 basis points, and high-yield issuance fell significantly in 2015. Global equity capital market activity for both IPOs and follow-ons fell significantly year-over-year, driven by declining U.S. and European volumes in the midst of heightened market volatility.

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

Concurrently with the spin-off, the results attributable to the capital markets services business, BXCM, from its inception in the three months ended March 31, 2013 through the period ended September 30, 2015 were reclassified to the Private Equity segment. For periods after September 30, 2015, the recast Financial Advisory segment has no results of operations. The recast historical Financial Advisory segment includes financial and strategic advisory services, restructuring and reorganization services and fund placement services for alternative investment funds.

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

Organizational Structure

The simplified diagram below depicts our organizational structure. The diagram does not depict all of our subsidiaries, including intermediate holding companies through which certain of the subsidiaries depicted are held.

(See “— Significant Transactions” above for additional information on our organizational structure.)

Key Financial Measures and Indicators

We manage our business using traditional financial measures and key operating metrics since we believe these metrics measure the productivity of our investment activities. Our key financial measures and indicators are discussed below.

Revenues

Revenues primarily consist of management and advisory fees, performance fees, investment income, interest and dividend revenue and other. Please refer to “Part I. Item 1. Business — Incentive Arrangements / Fee Structure” and “— Critical Accounting Policies — Revenue Recognition” for additional information regarding the manner in which Base Management Fees and Performance Fees are generated.

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

Carried Interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the preferred return or, in limited instances, after certain thresholds for return of capital are met. Carried Interest is subject to clawback to the extent that the Carried Interest received to date exceeds the amount due to Blackstone based on cumulative results. As such, the accrual for potential repayment of previously received Carried Interest, which is a component of Due to Affiliates, represents all amounts previously distributed to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Blackstone Carry Funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual clawback liability, however, generally does not become realized until the end of a fund’s life except for certain funds, including certain Blackstone real estate funds, multi-asset class investment funds and credit-focused funds, which may have an interim clawback liability.

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

Expenses

Compensation and Benefits — Compensation — Compensation and Benefits consists of (a) employee compensation, comprising salary and bonus, and benefits paid and payable to employees and senior managing directors and (b) equity-based compensation associated with the grants of equity-based awards to employees and senior managing directors. Compensation cost relating to the issuance of equity-based awards to senior managing directors and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight-line basis, except in the case of (a) equity-based awards that do not require future service, which are expensed immediately and (b) certain awards to recipients that meet specified criteria making them eligible for retirement treatment (allowing such recipient to keep a percentage of those awards upon departure from Blackstone after becoming eligible for retirement), for which the expense for the portion of the award that would be retained in the event of retirement is either expensed immediately or amortized to the retirement date. Cash settled equity-based awards are classified as liabilities and are remeasured at the end of each reporting period.

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

Redeemable Non-Controlling Interests in Consolidated Entities

Non-controlling interests related to funds of hedge funds and certain other credit-focused funds are subject to annual, semi-annual or quarterly redemption by investors in these funds following the expiration of a specified period of time, or may be withdrawn subject to a redemption fee in the funds of hedge funds and certain credit-focused funds during the period when capital may not be withdrawn. As limited partners in these types of funds have been granted redemption rights, amounts relating to third party interests in such consolidated funds are presented as Redeemable Non-Controlling Interests in Consolidated Entities within the Consolidated Statements of Financial Condition. When redeemable amounts become legally payable to investors, they are classified as a liability and included in Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition. For all consolidated funds in which redemption rights have not been granted, non-controlling interests are presented within Partners’ Capital in the Consolidated Statements of Financial Condition as Non-Controlling Interests in Consolidated Entities.

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

Blackstone analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. Blackstone records uncertain tax positions on the basis of a two-step process: (a) a determination is made whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (b) those tax positions that meet the more-likely-than-not threshold are recognized as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Blackstone recognizes accrued interest and penalties related to uncertain tax positions in General, Administrative, and Other expenses within the Consolidated Statements of Operations.

There remains some uncertainty regarding Blackstone’s future taxation levels. Over the past several years, a number of legislative and administrative proposals to change the taxation of Carried Interest have been introduced and, in certain cases, have been passed by the U.S. House of Representatives that would have, in general, treated income and gains, including gain on sale, attributable to an investment services partnership interest, or “ISPI,” as income subject to a new blended tax rate that is higher than the capital gains rate applicable to such income under current law, except to the extent such ISPI would have been considered under the legislation to be a qualified capital interest. Our common units and the interests that we hold in entities that are entitled to receive Carried Interest would likely have been classified as ISPIs for purposes of this legislation. It is unclear whether or when the U.S. Congress will pass such legislation or what provisions will be included in any final legislation if enacted.

Some legislative proposals have provided that, for taxable years beginning ten years after the date of enactment, income derived with respect to an ISPI that is not a qualified capital interest and that is subject to the foregoing rules would not meet the qualifying income requirements under the publicly traded partnership rules. Therefore, if similar legislation were to be enacted, following such ten-year period, we would be precluded from qualifying as a partnership for U.S. federal income tax purposes or be required to hold all such ISPIs through corporations.

The Obama administration has made similar proposals that would tax income and gain, including gain on sale, attributable to an ISPI at ordinary rates, with an exception for certain qualified capital interests. The proposals would also characterize certain income and gain in respect of ISPIs as non-qualifying income under the tax rules applicable to publicly traded partnerships after a ten-year transition period from the effective date, with an exception for certain qualified capital interests. The Obama administration proposed similar changes in its published revenue proposals for 2015 and prior years.

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

Other proposals by members of Congress have contemplated the migration of the United States from a “worldwide” system of taxation, pursuant to which U.S. corporations are taxed on their worldwide income, to a territorial system where U.S. corporations are taxed only on their U.S. source income (subject to certain exceptions for income derived in low-tax jurisdictions from the exploitation of tangible assets) at a top corporate tax rate that would be 25%. Such proposals include revenue raisers to offset the reduction in the tax rate and base which may or may not be detrimental to us. A variation of this proposal completes a similar territorial U.S. tax system, but with more expansive U.S. taxation of the foreign profits of non-U.S. subsidiaries of U.S. corporations. Such proposal would also eliminate the withholding tax exemption on portfolio interest debt obligations for investors residing in non-treaty jurisdictions. Speaker of the House Paul Ryan has also identified comprehensive tax reform as a priority for the next Congress. Furthermore, recent legislation has proposed audit procedure adjustments that could affect large partnerships like us. Whether these proposals will be enacted by the government and in what form is unknown, as are the ultimate consequences of the proposed legislation.

Economic Income

Blackstone uses Economic Income (“EI”) as a key measure of value creation, a benchmark of its performance and in making resource deployment and compensation decisions across its four segments. EI represents segment net income before taxes excluding transaction-related charges. Transaction-related charges arise from Blackstone’s IPO and long-term retention programs outside of annual deferred compensation and other corporate actions, including acquisitions. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets and contingent consideration associated with acquisitions. EI presents revenues and expenses on a basis that deconsolidates the investment funds Blackstone manages. Economic Net Income (“ENI”) represents EI adjusted to include current period taxes. Taxes represent the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes. EI, our principal segment measure, is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. (See Note 21. “Segment Reporting” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data”.)

Fee Related Earnings

Blackstone uses Fee Related Earnings (“FRE”), which is derived from EI, as a measure to highlight earnings from operations excluding: (a) the income related to performance fees and related carry plan costs and (b) income earned from Blackstone’s investments in the Blackstone Funds. Management uses FRE as a measure to assess whether recurring revenue from our businesses is sufficient to adequately cover all of our operating expenses and generate profits. FRE equals contractual fee revenues, less (a) compensation expenses (which includes amortization of non-IPO and non-acquisition-related equity-based awards, but excludes amortization of IPO and acquisition-related equity-based awards, Carried Interest and incentive fee compensation) and (b) non-interest operating expenses. See “— Liquidity and Capital Resources — Sources of Liquidity” below for our discussion of FRE.

Effective January 1, 2015 Blackstone redefined FRE to exclude Interest Income and Dividend Revenue, Interest Expense and Investment Income (Loss) — Blackstone Treasury Cash Management Strategies. All previously reported periods have been conformed to the new definition.

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

As a result of the redefinition of FRE noted above, effective January 1, 2015, Distributable Earnings was redefined to exclude Unrealized Investment Income (Loss) — Blackstone Treasury Cash Management Strategies. All previously reported periods have been conformed to the new definition.

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

Financial Highlights

The following charts highlight certain financial metrics(a):

Total Segment Revenues and ENI

(Dollars in Billions)

$1.8
$0.7
$3.1
$1.6
$3.3
$1.5
$4.1
$2.0
$6.6
$3.5
$7.5
$4.3
$4.6
$2.2
2009 2010 2011 2012 2013 2014 2015
Total Segment Revenues
Economic Net Income

Distributable Earnings and FRE

(Dollars in Billions)

$0.5
$0.4
$0.8
$0.5
$0.8
$0.6
$1.1
$0.7
$1.9
$0.8
$3.1
$1.0
$3.8
$0.9
2009 2010 2011 2012 2013 2014 2015
Distributable Earnings
Fee Related Earnings

Net Realized Performance Fees

(Dollars in Billions)

$0.1
$0.2
$0.1
$0.4
$1.0
$1.8
$2.5
2009 2010 2011 2012 2013 2014 2015

Total and Fee-Earning AUM

(Dollars in Billions)

$98
$96
$128
$110
$166
$137
$210
$168
$266
$198
$290
$217
$336
$246
2009 2010 2011 2012 2013 2014 2015
Total AUM
Fee-Earning AUM

(a)	Total Revenues represents the total segment amounts. Net Realized Performance Fees represents total segment Performance Fees for Realized Carried Interest and Realized Incentive Fees less Performance Fee Compensation for Realized Carried Interest and Realized Incentive Fees. See Note 21. “Segment Reporting” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing. For the components of Distributable Earnings and Fee Related Earnings, see the reconciliation of Fee Related Earnings, Distributable Earnings and Economic Net Income at “— Liquidity and Capital Resources — Sources of Liquidity” below. For Total and Fee-Earning Assets Under Management, see “— Consolidated Results of Operations — Operating Metrics” below.

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for each of the years in the three year period ended December 31, 2015. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

Please see “— Significant Transactions” above for important information regarding the previously reported Financial Advisory segment.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$2,542,505	$2,497,252	$2,193,985	$45,253	2%	$303,267	14%

Performance Fees
Realized
Carried Interest	3,205,290	2,450,082	943,958	755,208	31%	1,506,124	160%
Incentive Fees	193,238	249,005	464,838	(55,767)	-22%	(215,833)	-46%
Unrealized
Carried Interest	(1,595,174)	1,704,924	2,158,010	(3,300,098)	N/M	(453,086)	-21%
Incentive Fees	(6,688)	(29,749)	(22,749)	23,061	-78%	(7,000)	31%

Total Performance Fees	1,796,666	4,374,262	3,544,057	(2,577,596)	-59%	830,205	23%

Investment Income (Loss)
Realized	555,171	523,735	188,644	31,436	6%	335,091	178%
Unrealized	(350,529)	10,265	611,664	(360,794)	N/M	(601,399)	-98%

Total Investment Income	204,642	534,000	800,308	(329,358)	-62%	(266,308)	-33%

Interest and Dividend Revenue	94,957	69,809	64,511	25,148	36%	5,298	8%
Other	7,782	9,405	10,307	(1,623)	-17%	(902)	-9%

Total Revenues	4,646,552	7,484,728	6,613,168	(2,838,176)	-38%	871,560	13%

Expenses
Compensation and Benefits
Compensation	1,726,191	1,868,868	1,844,485	(142,677)	-8%	24,383	1%
Performance Fee Compensation
Realized
Carried Interest	793,801	815,643	257,201	(21,842)	-3%	558,442	217%
Incentive Fees	85,945	110,099	200,915	(24,154)	-22%	(90,816)	-45%
Unrealized
Carried Interest	(312,696)	379,037	966,717	(691,733)	N/M	(587,680)	-61%
Incentive Fees	(2,490)	(19,276)	(11,651)	16,786	-87%	(7,625)	65%

Total Compensation and Benefits	2,290,751	3,154,371	3,257,667	(863,620)	-27%	(103,296)	-3%
General, Administrative and Other	576,103	549,463	474,442	26,640	5%	75,021	16%
Interest Expense	144,522	121,524	107,973	22,998	19%	13,551	13%
Fund Expenses (a)	79,499	30,498	26,658	49,001	161%	3,840	14%

Total Expenses (a)	3,090,875	3,855,856	3,866,740	(764,981)	-20%	(10,884)	-0%

Other Income
Reversal of Tax Receivable Agreement Liability	82,707	—	20,469	82,707	N/M	(20,469)	-100%
Net Gains from Fund Investment Activities	176,364	357,854	381,664	(181,490)	-51%	(23,810)	-6%

Total Other Income	259,071	357,854	402,133	(98,783)	-28%	(44,279)	-11%

Income Before Provision for Taxes (a)	1,814,748	3,986,726	3,148,561	(2,171,978)	-54%	838,165	27%
Provision for Taxes	190,398	291,173	255,642	(100,775)	-35%	35,531	14%

Net Income (a)	1,624,350	3,695,553	2,892,919	(2,071,203)	-56%	802,634	28%
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	11,145	74,794	183,315	(63,649)	-85%	(108,521)	-59%
Net Income Attributable to Non-Controlling Interests in Consolidated Entities (a)	219,900	335,070	198,557	(115,170)	-34%	136,513	69%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	683,516	1,701,100	1,339,845	(1,017,584)	-60%	361,255	27%

Net Income Attributable to The Blackstone Group L.P.	$709,789	$1,584,589	$1,171,202	$(874,800)	-55%	$413,387	35%

(a)	The amounts reported for the year ended December 31, 2015 reflect an adjustment from those reported in our earnings release dated January 28, 2016.
N/M	Not meaningful.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

Total Revenues were $4.6 billion for the year ended December 31, 2015, a decrease of $2.8 billion, or 38%, compared to $7.5 billion for the year ended December 31, 2014. The decrease was primarily attributable to decreases in Performance Fees and Investment Income of $2.6 billion and $329.4 million, respectively.

During 2015, the operating environment for equity and credit investing was characterized by concerns related to macroeconomic developments, including the economic outlook in China and the United States, as well as significantly lower global equity prices, widening high-yield credit spreads and declining energy prices. The decline in equity markets and turbulence in the credit markets adversely impacted our Performance Fees and Investment Income relative to 2014. The lower rate of fund appreciation in 2015 relative to 2014 was due, in significant part, to the declines in our publicly-traded portfolio companies in the second half, particularly in lodging and energy. To a lesser extent, the results were impacted by certain unrealized markdowns in energy and credit and currency translation effects on some our non-U.S. holdings. Growth in global gross domestic product slowed in 2015 and resulted in a slowdown of certain sectors and regions in our global portfolio. If macroeconomic conditions were to deteriorate in the future with a resulting decline in our fund investments, our revenues would likely be negatively impacted. See “— Segment Analysis” below for further information about material trends and uncertainties that may impact our results of operations.

Performance Fees, which are determined on a fund by fund basis, were $1.8 billion for the year ended December 31, 2015, a decrease of $2.6 billion compared to $4.4 billion for the year ended December 31, 2014. The decrease in Performance Fees was primarily due to decreases in our Private Equity, Real Estate, and Credit segments of $1.2 billion, $1.0 billion and $270.4 million, respectively. The decrease in our Private Equity segment was principally due to lower net returns in our corporate private equity portfolio, despite overall solid net performance. Performance Fees in our Real Estate segment decreased due to a year over year decrease in the net appreciation of investments in our BREP carry funds from 20.9% to 9.7%. For the year ended December 31, 2015, the increase in carrying value of assets for Blackstone’s contributed Real Estate opportunistic funds was driven by sustained strong operating fundamentals in the private portfolio resulting in appreciation of 16.6%, offset by public portfolio depreciation of 8.6%, particularly in lodging. Performance Fees decreased in our Credit segment due to our energy investments, overall declines in the credit market, underperformance in certain event-driven assets and technical pressure caused by year end selling.

Investment Income was $204.6 million for the year ended December 31, 2015, a decrease of $329.4 million compared to $534.0 million for the year ended December 31, 2014. The decrease in Investment Income was primarily due to decreases in our Real Estate and Private Equity segments of $246.5 million and $105.5 million, respectively. The decrease in our Real Estate segment was primarily due to a year over year net depreciation of investments in our BREP VI fund. Blackstone has a larger investment in BREP VI than in other BREP funds. The decrease in our Private Equity segment was driven by our BCP V and BCP VI funds which generated strong net returns of 8.1% and 7.9%, respectively, for the year but were slightly lower than the returns generated in the full year 2014 mainly as a result of the lower returns in our public portfolio and certain investment markdowns in energy.

Expenses

Expenses were $3.1 billion for the year ended December 31, 2015, a decrease of $765.0 million compared to $3.9 billion for the year ended December 31, 2014. The decrease was primarily attributable to decreases in Performance Fee Compensation and Compensation of $720.9 million and $142.7 million, respectively, partially offset by increases of $49.0 million and $23.0 million in Fund Expenses and Interest Expense, respectively. Performance Fee Compensation is derived from Performance Fee Revenue. The decrease in Performance Fee Compensation was due to the decrease in Performance Fee Revenue. The decrease in Compensation was primarily due to lower equity-based compensation expense related to awards granted in connection with Blackstone’s IPO, which were fully vested and expensed as of June 30, 2015 and an overall decrease in headcount driven by the October 1, 2015 spin-off of Blackstone’s Financial Advisory business. The decrease was partially offset by an increase in equity-based amortization charges due to the 2014 change in terms of Deferred Compensation Plan awards which require future service and are therefore expensed over the service period. The increase in General, Administrative and Other was primarily due to transactional charges associated with the spin-off, non-recurring costs related to the SEC settlement, occupancy increases and business development costs. Due to the spin-off, partially offsetting these increases was a reduction in expenses directly incurred by the Advisory business. The $23.0 million increase in interest expense was primarily related to Blackstone’s issuance of senior notes in the second quarter of 2015. The increase in Fund Expenses primarily occurred in our Credit segment, where it was attributable to newly launched CLOs and an increase in other expenses.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

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

Performance Fees, which are determined on a fund by fund basis, were $4.4 billion for the year ended December 31, 2014, an increase of $830.2 million compared to $3.5 billion for the year ended December 31, 2013. The increase in Performance Fees was primarily driven by increases in our Private Equity segment of $1.2 billion, principally due to performance in our BCP V and BCP VI funds, which generated net returns of 24% and 18%, respectively, with BCP V crossing its preferred return threshold during the period. Performance Fees in our Real Estate segment decreased by $137.8 million to $2.0 billion due to a year over year decrease in the net appreciation of investments in our BREP carry funds from 31.3% to 20.9%. For the year ended December 31, 2014, the increase in carrying value of assets for Blackstone’s contributed Real Estate funds, including fee-paying co-investments, was driven by sustained strong operating fundamentals in the private portfolio (23.2%, $8.8 billion) and public portfolio appreciation (17.0%, $3.7 billion). Performance Fees decreased by $75.8 million in our Hedge Fund Solutions segment due to lower returns. Performance Fees decreased by $199.9 million in our Credit segment due to challenging market conditions for lower rated credits in our hedge fund strategies business and a lower rate of appreciation in our rescue lending business.

Total Management and Advisory Fees, Net were $2.5 billion for the year ended December 31, 2014, an increase of $303.3 million compared to $2.2 billion for the year ended December 31, 2013. The increase in Management and Advisory Fees, Net was due to increases in our Hedge Fund Solutions segment of $72.0 million, our Private Equity segment of $71.9 million, our Real Estate segment of $63.6 million, and our Credit segment of $63.8 million. The increase in our Hedge Fund Solutions segment was primarily due to an increase in Fee-Earning Assets Under Management. The increase in our Private Equity segment was primarily due to the increase in the funds raised for our Tactical Opportunities investment vehicles and Strategic Partners secondary private fund of funds business as well as the inclusion of the Strategic Partners management fees for the full year. The increase in our Real Estate segment was principally due to fees generated from fundraising within BREP Europe IV, BREP Asia, BPP and invested capital within BREDS, partially offset by the expiration of BREP V and realizations across the portfolio. The increase in our Credit segment was driven by the incremental capital raised for our hedge fund strategies business and business development companies.

Investment Income was $534.0 million for the year ended December 31, 2014, a decrease of $266.3 million compared to $800.3 million for the year ended December 31, 2013. The decrease in Investment Income was primarily due to decreases in our Real Estate and Private Equity segments of $152.4 million and $71.0 million, respectively. The decrease in our Real Estate segment was due to a year over year decrease in the net appreciation of investments in our BREP VI fund. Blackstone has a larger investment in BREP VI than in other BREP funds. The decrease in our Private Equity segment was driven by our BCP V and BEP funds which generated strong net returns of 24% and 12%, respectively, for the year but were slightly lower than the returns generated in the full year 2013.

Expenses

Expenses were $3.9 billion for the year ended December 31, 2014, a decrease of $10.9 million compared to $3.9 billion for the year ended December 31, 2013. The decrease was primarily attributable to a decrease in Performance Fee Compensation of $127.7 million, partially offset by increases of $75.0 million, $24.4 million and $13.6 million, respectively, in General, Administrative and Other, Compensation and Interest Expense. The decrease in Performance Fee Compensation was due to lower compensation ratios on Performance Fee Revenue and pre-IPO deals. A significant amount of the Performance Fees granted to employees on deals closed prior to the IPO were exchanged for units of Blackstone at the time of the IPO. Therefore, for these pre-IPO deals, Blackstone retains significantly more of the Performance Fees that it earns than it does for deals closed after the IPO. This results in lower Performance Fee Compensation for pre-IPO deals. The $75.0 million increase in General, Administrative and Other was primarily due to spin-off transaction related charges, professional fees, occupancy increases and business development costs. The $24.4 million increase in Compensation was due to an overall increase in revenue, on which compensation is based, offset by lower equity-based amortization charges on our transaction-related awards and a reduction of compensation expense due to a change in the terms of Deferred Compensation Plan awards which require future service and are therefore no longer expensed immediately. This resulted in $102.6 million less Compensation recorded in the fourth quarter of 2014 than would have been recorded under the prior plan. The $13.6 million increase in Interest Expense was primarily related to Blackstone’s issuance of senior notes during the second quarter of 2014.

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

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Other Income was $259.1 million for the year ended December 31, 2015, a decrease of $98.8 million compared to $357.9 million for the year ended December 31, 2014. The decrease was due to a decrease in Net Gains from Fund Investment Activities of $181.5 million, partially offset by an increase due to a Reversal of Tax Receivable Agreement Liability of $82.7 million.

Other Income — Net Gains from Fund Investment Activities was $176.4 million for the year ended December 31, 2015, a decrease of $181.5 million compared to $357.9 million for the year ended December 31, 2014. This decrease was primarily comprised of decreases in our Real Estate, Hedge Fund Solutions and Private Equity segments of $148.3 million, $73.8 million and $62.0 million, respectively, partially offset by an increase of $102.7 million in our Credit segment. The Real Estate decrease was primarily the result of the deconsolidation of certain funds as well as a year over year net decreases in the appreciation of investments across our funds. The decrease in our Hedge Fund Solutions segment was primarily the result of a decrease in investment performance and the deconsolidation of a number of funds. The decrease in our Private Equity segment was primarily due to the lower unrealized gains compared to the same period in 2014. The increase in our Credit segment was primarily due to lower valuations on the liabilities of certain consolidated CLO vehicles, which led to increases in unrealized gains.

For the year ended December 31, 2015, there was a Reversal of Tax Receivable Agreement Liability resulting in an increase of $82.7 million.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Other Income was $357.9 million for the year ended December 31, 2014, a decrease of $44.3 million compared to $402.1 million for the year ended December 31, 2013. The decrease was comprised of decreases in Net Gains from Fund Investment Activities of $23.8 million and Reversal of Tax Receivable Agreement Liability of $20.5 million.

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

For the year ended December 31, 2014, there was no Reversal of Tax Receivable Agreement Liability resulting in a decrease of $20.5 million.

Provision for Taxes

Blackstone’s Provision for Taxes for the years ended December 31, 2015, 2014 and 2013 was $190.4 million, $291.2 million and $255.6 million, respectively. This resulted in an effective tax rate of 10.5%, 7.3% and 8.1%, respectively, based on our Income Before Provision for Taxes of $1.8 billion, $4.0 billion and $3.1 billion, respectively.

The primary factor that contributed to the 3.2% increase in the effective tax rate for the year ended December 31, 2015 compared to the year ended December 31, 2014 is that pre-tax book income includes $1.2 billion for 2015 and $3.3 billion for 2014 of pre-tax income that is passed through to common unitholders and non-controlling interest holders and is not subject to tax by the Partnership and its subsidiaries. This resulted in a 6.4% increase to the effective tax rate in 2015 compared to 2014, which is partially offset by a 3.5% decrease to the effective tax rate when comparing 2015 to 2014 resulting from increased interest expense.

The primary factor that contributed to the 0.8% decrease in the effective tax rate for the year ended December 31, 2014 compared to the year ended December 31, 2013 is the amount that book equity-based compensation expense exceeded the tax deductible equity-based compensation expense due to the issuance of units that are not tax deductible since they represent a value for value exchange for tax purposes. Although this amount did not change significantly in 2014 compared to 2013, pre-tax book income was significantly higher in 2014 than 2013 resulting in a decrease to the effective rate of 0.5% when comparing 2014 to 2013.

All factors except for the reversal of the deferred tax asset are expected to impact the effective tax rate for future years.

Additional information regarding our income taxes can be found in Note 14. “Income Taxes” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.

Non-Controlling Interests in Consolidated Entities

The Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities and Net Income Attributable to Non-Controlling Interests in Consolidated Entities is attributable to the consolidated Blackstone Funds. The amounts of these items vary directly with the performance of the consolidated Blackstone Funds and largely eliminate the amount of Other Income — Net Gains from Fund Investment Activities from the Net Income (Loss) Attributable to The Blackstone Group L.P.

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

For the years ended December 31, 2015, 2014 and 2013, the net income before taxes allocated to Blackstone Holdings was 47.0%, 47.9% and 49.3%, respectively. The decreases of 0.9% and 1.4% were primarily due to conversions of Blackstone Holdings Partnership Units to Blackstone common units and the vesting of common units.

The Other Income — Reversal of Tax Receivable Agreement Liability was entirely allocated to The Blackstone Group L.P.

Operating Metrics

The following graph summarizes the Fee-Earning Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the years ended December 31, 2015, 2014 and 2013. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management.”

Note:    Totals may not add due to rounding.

	Year Ended December 31,
	2015					2014
	Private Equity	Real Estate	Hedge Fund Solutions	Credit (h)	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit (h)	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$43,890,167	$52,563,068	$61,417,558	$58,821,006	$216,691,799	$42,600,515	$50,792,803	$52,865,837	$51,722,584	$197,981,739
Inflows, including Commitments (a)	13,882,257	27,698,203	9,667,274	17,310,414	68,558,148	6,757,450	11,536,435	12,021,209	19,845,686	50,160,780
Outflows, including Distributions (b)	(1,395,020)	(4,165,520)	(5,430,094)	(5,711,573)	(16,702,207)	(1,124,355)	(295,067)	(5,362,968)	(3,458,712)	(10,241,102)
Realizations (c)	(5,106,650)	(8,513,771)	(516,619)	(6,318,060)	(20,455,100)	(4,733,564)	(8,719,534)	(312,486)	(7,897,115)	(21,662,699)

Net Inflows	7,380,587	15,018,912	3,720,561	5,280,781	31,400,841	899,531	2,521,834	6,345,755	8,489,859	18,256,979
Market Appreciation (Depreciation) (d)(f)	180,442	(236,623)	527,320	(2,417,407)	(1,946,268)	390,121	(751,569)	2,205,966	(1,391,437)	453,081

Balance, End of Period (e)	$51,451,196	$67,345,357	$65,665,439	$61,684,380	$246,146,372	$43,890,167	$52,563,068	$61,417,558	$58,821,006	$216,691,799

Increase	$7,561,029	$14,782,289	$4,247,881	$2,863,374	$29,454,573	$1,289,652	$1,770,265	$8,551,721	$7,098,422	$18,710,060
Increase	17%	28%	7%	5%	14%	3%	3%	16%	14%	9%

	Year Ended December 31,
	2013
	Private Equity	Real Estate	Hedge Fund Solutions	Credit (h)	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$37,050,167	$41,931,339	$43,478,791	$45,420,143	$167,880,440
Inflows, including Commitments (a)	9,884,340	13,835,625	9,098,002	15,588,769	48,406,736
Outflows, including Distributions (b)	(392,882)	(1,329,763)	(3,626,636)	(1,793,738)	(7,143,019)
Realizations (c)	(4,025,167)	(3,649,494)	(348,126)	(9,475,232)	(17,498,019)

Net Inflows	5,466,291	8,856,368	5,123,240	4,319,799	23,765,698
Market Appreciation (d)(f)	84,057	5,096	4,263,806	1,982,642	6,335,601

Balance, End of Period (e)	$42,600,515	$50,792,803	$52,865,837	$51,722,584	$197,981,739

Increase	$5,550,348	$8,861,464	$9,387,046	$6,302,441	$30,101,299
Increase	15%	21%	22%	14%	18%

	Year Ended December 31,
	2015					2014
	Private Equity	Real Estate	Hedge Fund Solutions	Credit (h)	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit (h)	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$73,073,252	$80,863,187	$63,585,670	$72,858,960	$290,381,069	$65,675,031	$79,410,788	$55,657,463	$65,014,348	$265,757,630
Inflows, including Commitments (a)	30,034,911	29,473,697	11,040,950	23,035,118	93,584,676	13,677,363	11,080,384	11,428,764	21,072,695	57,259,206
Outflows, including Distributions (b)	(406,955)	(342,233)	(5,559,483)	(6,372,790)	(12,681,461)	(1,624,064)	(896,394)	(5,430,780)	(3,763,200)	(11,714,438)
Realizations (c)	(13,493,163)	(21,016,540)	(554,584)	(7,605,824)	(42,670,111)	(15,379,066)	(20,389,808)	(416,882)	(9,301,444)	(45,487,200)

Net Inflows (Outflows)	16,134,793	8,114,924	4,926,883	9,056,504	38,233,104	(3,325,767)	(10,205,818)	5,581,102	8,008,051	57,568
Market Appreciation (Depreciation) (d)(g)	5,072,029	4,939,713	592,872	(2,834,212)	7,770,402	10,723,988	11,658,217	2,347,105	(163,439)	24,565,871

Balance, End of Period (e)	$94,280,074	$93,917,824	$69,105,425	$79,081,252	$336,384,575	$73,073,252	$80,863,187	$63,585,670	$72,858,960	$290,381,069

Increase	$21,206,822	$13,054,637	$5,519,755	$6,222,292	$46,003,506	$7,398,221	$1,452,399	$7,928,207	$7,844,612	$24,623,439
Increase	29%	16%	9%	9%	16%	11%	2%	14%	12%	9%

	Year Ended December 31,
	2013
	Private Equity	Real Estate	Hedge Fund Solutions	Credit (h)	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$51,002,973	$56,695,645	$46,092,505	$56,428,837	$210,219,960
Inflows, including Commitments (a)	14,420,278	17,686,592	9,337,644	19,040,769	60,485,283
Outflows, including Distributions (b)	(653,357)	(1,049,598)	(3,854,587)	(2,519,238)	(8,076,780)
Realizations (c)	(9,584,276)	(8,298,220)	(447,960)	(11,799,676)	(30,130,132)

Net Inflows	4,182,645	8,338,774	5,035,097	4,721,855	22,278,371
Market Appreciation (d)(g)	10,489,413	14,376,369	4,529,861	3,863,656	33,259,299

Balance, End of Period (e)	$65,675,031	$79,410,788	$55,657,463	$65,014,348	$265,757,630

Increase	$14,672,058	$22,715,143	$9,564,958	$8,585,511	$55,537,670
Increase	29%	40%	21%	15%	26%

(a)	Inflows represent contributions in our hedge funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs and increases in the capital we manage pursuant to separately managed account programs.
(b)	Outflows represent redemptions in our hedge funds and closed-end mutual funds, client withdrawals from our separately managed account programs and decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments).
(c)	Realizations represent realizations from the disposition of assets, capital returned to investors from CLOs and the effect of changes in the definition of Total Assets Under Management.
(d)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.

(e)	Fee-Earning Assets Under Management and Assets Under Management as of December 31, 2015 included $94.6 million and $115.8 million, respectively, from a joint venture in which we are the minority interest holder.
(f)	For the year ended December 31, 2015, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $(17.0) million, $(642.4) million, $(999.2) million and $(1.7) billion for the Private Equity, Real Estate, Credit and Total segments, respectively. For the year ended December 31, 2014, such impact was $(11.8) million, $(957.4) million, $(1.3) billion and $(2.3) billion for the Private Equity, Real Estate, Credit and Total segments, respectively. For the year ended December 31, 2013, such impact was $5.7 million, $188.5 million, $470.0 million and $664.2 million for the Private Equity, Real Estate, Credit and Total segments, respectively.
(g)	For the year ended December 31, 2015, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(508.1) million, $(1.9) billion, $(1.1) billion and $(3.5) billion for the Private Equity, Real Estate, Credit and Total segments, respectively. For the year ended December 31, 2014, such impact was $(357.1) million, $(2.0) billion, $(1.5) billion and $(3.8) billion for the Private Equity, Real Estate, Credit and Total segments, respectively. For the year ended December 31, 2013, such impact was $(249.2) million, $69.3 million, $469.9 million and $290.0 million for the Private Equity, Real Estate, Credit and Total segments, respectively.
(h)	On December 31, 2015, the Credit segment refined the classification of required dividend payments from its business development companies and certain long only investment vehicles for purposes of reporting the roll forward components of Fee-Earning and Total Assets Under Management. Historically, these amounts had been reported as Outflows and they are now reported as Realizations. Furthermore, dividends had previously been reported net of reinvestments but now the reinvestments are reported as Inflows. All historical periods have been recast to conform to the new definition.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $246.1 billion at December 31, 2015, an increase of $29.5 billion, or 14%, compared to $216.7 billion at December 31, 2014. The net increase was due to:

•	Inflows of $68.6 billion related to:

•

$27.7 billion in our Real Estate segment primarily related to $15.6 billion raised for BREP VIII, $7.2 billion raised/invested for BPP, $1.5 billion invested for BREP VII post its investment period, $1.1 billion invested for BREDS II and $1.0 billion raised for BXMT,

•

$17.3 billion in our Credit segment driven by $4.8 billion raised in CLO launches, $4.8 billion raised in our business development companies (“BDCs”), $3.6 billion raised in our drawdown funds and $2.0 billion raised in our Hedge Fund Strategies,

•

$13.9 billion in our Private Equity segment primarily due to $5.0 billion raised in our Tactical Opportunities platform, $4.5 billion raised for Blackstone Energy Partners II, $1.0 billion raised from Strategic Partners and $850.3 million of inflows from BTAS, and

•

$9.7 billion in our Hedge Fund Solutions segment mainly related to growth in its customized, commingled, and individual investor solutions products, and additional closings on the general partner interests vehicle.

Offsetting these increases were:

•	Realizations of $20.5 billion primarily driven by:

•	$8.5 billion in our Real Estate segment primarily due to realizations of $4.4 billion in BREP global and European opportunistic funds, $2.6 billion in BREDS and $769.2 million in BREP co-investment,

•

$6.3 billion in our Credit segment primarily due to $3.8 billion capital returned to CLO investors from CLOs that are post their re-investment periods, $1.4 billion capital returned to investors in drawdown funds and $776.3 million capital returned to investors in BDC funds, and

•	$5.1 billion in our Private Equity segment primarily due to continued disposition activity across the segment, mainly from BCP V and our Strategic Partners fund of funds.

•	Outflows of $16.7 billion primarily attributable to:

•	$5.7 billion in our Credit segment, which includes $3.6 billion of redemptions due to investors’ general liquidity needs as well as their paring back in credit investments,

•	$5.4 billion in our Hedge Fund Solutions segment primarily due to the liquidity needs of limited partners and certain strategic shifts in their programs,

•	$4.2 billion in our Real Estate segment primarily due to $4.0 billion of uninvested reserves at the close of BREP VII’s investment period, and

•

$1.4 billion in our Private Equity segment primarily from the end of the investment periods for BEP and Tactical Opportunities initial platform of separately managed accounts as well as our outflows in our Strategic Partners fund of funds.

•

Market depreciation of $1.9 billion principally due to solid returns from the BAAM Principal Solutions (“BPS”) Composite funds in our Hedge Fund Solutions segment offset by $2.4 billion in market depreciation in our Credit segment. The $2.4 billion in market depreciation in our Credit segment, which includes $999.2 million of foreign exchange depreciation, is primarily driven by $1.3 billion in market depreciation from our U.S. and Europe CLOs, $613.4 million in market depreciation from our hedge fund strategies and $518.7 million in market depreciation from our BDCs.

BAAM had net inflows of $1.3 billion from January 1 through February 1, 2016.

Fee-Earning Assets Under Management were $216.7 billion at December 31, 2014, an increase of $18.7 billion, or 9%, compared to $198.0 billion at December 31, 2013. The net increase was due to:

•	Inflows of $50.2 billion related to:

•

$19.8 billion in our Credit segment driven by $5.5 billion raised in CLO launches, $5.2 billion raised in our business development companies (“BDCs”), $3.9 billion raised in hedge fund strategies and $2.4 billion of capital deployed in our mezzanine and rescue lending funds,

•

$12.0 billion in our Hedge Fund Solutions segment mainly related to growth in its customized and commingled products and co-investment platform, additional closings on the general partner interests vehicle and the launch of BAAM’s second alternative investment-focused mutual fund and first liquid alternative UCITS structure fund,

•

$11.5 billion in our Real Estate segment primarily related to $3.1 billion capital raised and/or invested for BREDS, $3.0 billion raised for BREP Europe IV, $1.8 billion raised for BREP Asia, $874.0 million raised for BPP and $779.5 million raised for BXMT, and

•

$6.8 billion in our Private Equity segment primarily due to fundraising related to Strategic Partners’ sixth fund as well as additional capital raised for our Tactical Opportunities investment vehicles.

•

Market appreciation of $453.1 million principally due to solid returns from the BPS Composite funds in our Hedge Fund Solutions segment offset by $1.4 billion in market depreciation for U.S. and European CLOs in the Credit segment principally due to foreign exchange depreciation and $751.6 million in our Real Estate segment principally due to foreign exchange depreciation.

Offsetting these increases were:

•	Realizations of $21.7 billion primarily driven by:

•

$8.7 billion in our Real Estate segment primarily due to realizations of $2.7 billion from BREP VI, $2.5 billion from BREDS, $1.5 billion from BREP co-investment, $1.0 billion from BREP V and $565.3 million from BREP Europe III,

•

$7.9 billion in our Credit segment primarily due to $5.2 billion returned to CLO investors from CLOs that are post their reinvestment periods and $1.8 billion returned across the Mezzanine and Rescue Lending funds, and

•

$4.7 billion in our Private Equity segment primarily resulting from $3.3 billion return of capital from our BCP V fund including public share sales of Hilton, Pinnacle, and Nielsen and strategic sales in Apria, United Biscuits and Mivisa, and $1.0 billion of fee earning realizations in Strategic Partners.

•	Outflows of $10.2 billion primarily attributable to:

•	$5.4 billion in our Hedge Fund Solutions segment primarily due to the liquidity needs of limited partners and certain strategic shifts in their programs, and

•	$3.5 billion in our Credit segment primarily from our long-only platform, hedge fund strategies and business development companies.

Total Assets Under Management

Total Assets Under Management were $336.4 billion at December 31, 2015, an increase of $46.0 billion, or 16%, compared to $290.4 billion at December 31, 2014. The net increase was due to:

•	Inflows of $93.6 billion primarily related to:

•

$30.0 billion in our Private Equity segment primarily related to $18.0 billion raised for the seventh private equity fund (the corresponding Fee-Earning Assets Under Management Inflow will occur when the investment period for this fund commences), $7.0 billion raised for Tactical Opportunities, $2.2 billion raised from Strategic Partners and $714.2 million of inflows from BTAS,

•

$29.5 billion in our Real Estate segment attributable to $16.0 billion raised for BREP VIII, $6.9 billion raised for BPP, $1.3 billion raised during the initial closing for the third real estate debt strategies fund, $1.0 billion raised for BXMT, and $740.3 million raised for BREP co-investment,

•

$23.0 billion in our Credit segment primarily due to $5.0 billion raised from CLO launches, $4.8 billion raised for BDCs, $3.9 billion raised in our energy focused products, $3.6 billion raised in European senior debt strategies, $2.5 billion raised in our other long only funds and $2.0 billion raised in hedge fund strategies, and

•	$11.0 billion in our Hedge Fund Solutions segment due primarily to the reasons noted above in Fee-Earning Assets Under Management.

•	Market appreciation of $7.8 billion due to:

•	$5.1 billion appreciation in our Private Equity segment driven by significant returns in funds across the segment,

•

$4.9 billion net appreciation in our Real Estate segment driven by sustained strong operating fundamentals in the private portfolio resulting in appreciation of 16.6% offset by public portfolio depreciation of 8.6%, and by $1.9 billion of foreign exchange depreciation, and

•	$2.8 billion depreciation in our Credit segment due to reasons noted above in Fee-Earning Asset Under Management, including $1.1 billion attributable to foreign currency depreciation.

Offsetting these increases were:

•	Realizations of $42.7 billion driven by:

•	$21.0 billion in our Real Estate segment due to realizations across the segment with 78% of realizations generated from the BREP Global and European opportunistic platform, including co-investment,

•	$13.5 billion in our Private Equity segment primarily due to continued disposition activity across the segment, mainly from our BCP V fund and Strategic Partners fund of funds, and

•	$7.6 billion in our Credit segment due to capital returned to CLO investors from CLOs that are post their reinvestment periods and realizations in our carry funds.

•	Outflows of $12.7 billion primarily attributable to:

•	$6.4 billion in our Credit segment primarily due to reasons noted above in Fee-Earning Assets Under Management, and

•	$5.6 billion in our Hedge Fund Solutions segment due to reasons noted above in Fee-Earning Assets Under Management.

Total Assets Under Management were $290.4 billion at December 31, 2014, an increase of $24.6 billion, or 9%, compared to $265.8 billion at December 31, 2013. The net increase was due to:

•	Inflows of $57.3 billion primarily related to:

•	$21.1 billion in our Credit segment due to the reasons noted above in Fee-Earning Assets Under Management,

•

$13.7 billion in our Private Equity segment due primarily to capital raised for Strategic Partners’ sixth fund of funds, our second energy focused fund and additional capital raised for our Tactical Opportunities investment vehicles,

•	$11.4 billion in our Hedge Fund Solutions segment due primarily to the reasons noted above in Fee-Earning Assets Under Management, and

•

$11.1 billion in our Real Estate segment attributable to $3.1 billion raised for BREP Europe IV, $2.3 billion raised for BPP, $1.8 billion raised for BREP Asia, $1.2 billion raised for BREDS and $779.5 million raised for BXMT.

•	Market appreciation of $24.6 billion due to:

•	$11.7 billion in our Real Estate segment driven by sustained strong operating fundamentals in the private portfolio (23.2%, $8.8 billion) and public portfolio appreciation (17.0%, $3.7 billion),

•	$10.7 billion in our Private Equity segment driven by significant returns in funds across the segment, primarily in BCP V and BCP VI, and

•	$2.3 billion in our Hedge Fund Solutions segment driven by the BPS Composite up 7.0% gross (5.9% net).

Offsetting these increases were:

•	Realizations of $45.5 billion driven by:

•

$20.4 billion in our Real Estate segment due to realizations of $7.3 billion in BREP VI, $3.6 billion in BREP co-investment, $2.4 billion in BREP V, $2.1 billion in BREP VII, $2.0 billion in BREDS and $1.4 billion in BREP Europe III,

•	$15.4 billion in our Private Equity segment due to execution on monetization opportunities across our corporate private equity portfolio, and

•	$9.3 billion in our Credit segment due to capital returned to CLO investors from CLOs that are post their reinvestment periods and realizations in our carry funds and BDCs.

•	Outflows of $11.7 billion primarily attributable to:

•	$5.4 billion in our Hedge Fund Solutions segment primarily related to the liquidity needs of limited partners and certain strategic shifts in their programs.

•	$3.8 billion in our Credit segment primarily due to reasons noted above in Fee-Earning Assets Under Management.

Limited Partner Capital Invested

The following presents the limited partner capital invested during the respective periods:

Note:    Totals in graph may not add due to rounding.

	Year Ended December 31,			2014 vs. 2013		2015 vs. 2014
	2013	2014	2015	$	%	$	%
Limited Partner Capital Invested
Private Equity	$2,568,582	$9,623,273	$10,219,178	$7,054,691	275%	$595,905	6%
Real Estate	9,741,277	11,235,142	16,259,362	1,493,865	15%	5,024,220	45%
Hedge Fund Solutions	431,275	854,128	243,241	422,853	98%	(610,887)	-72%
Credit	1,438,570	2,656,958	3,783,265	1,218,388	85%	1,126,307	42%

Total	$14,179,704	$24,369,501	$30,505,046	$10,189,797	72%	$6,135,545	25%

Limited Partner Capital Invested was $30.5 billion for the year ended December 31, 2015, an increase of $6.1 billion, or 25%, from $24.4 billion for the year ended December 31, 2014. The amount of Limited Partner Capital Invested is a function of finding opportunistic investments that fit our investment philosophy and strategy in each of our segments as well as the relative size and timing of investment closings within those segments. Our Private Equity segment deployed greater capital in 2015 than in 2014 as we found strong opportunities that fit within our investment philosophy for our corporate private equity funds as well as increased capital deployment opportunities within our Tactical Opportunities and Strategic Partners businesses. Our Real Estate segment deployed $16.3 billion of capital in 2015, a 45% increase from 2014 primarily due to a significant increase in investment activity in BPP. Our Hedge Fund Solutions segment is investing capital based on the relative investment opportunities from the hedge fund manager seeding platform and general partner interests vehicle. In our Credit segment, capital deployed for the year ended December 31, 2015, was higher compared to the year ended December 31, 2014 primarily due to a greater number of investment opportunities in our carry funds that fit within our investment philosophy, notably within the energy sector and European direct lending space.

The following presents the committed undrawn capital available for investment (“dry powder”) as of December 31, 2015, 2014 and 2013:

Note: Totals may not add due to rounding. Amounts are as of December 31 of each year.

(a)	Represents illiquid drawdown funds only; excludes marketable vehicles; includes both Fee-Earning (third party) capital and general partner and employee commitments that do not earn fees. Amounts are reduced by outstanding commitments to invest, but for which capital has not been called.

Net Accrued Performance Fees

The following table presents the accrued performance fees, net of performance fee compensation, of the Blackstone Funds as of December 31, 2015 and 2014. Net accrued performance fees presented do not include clawback amounts, if any, which are disclosed in Note 18. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing. The net accrued performance fee as of each reporting date is principally unrealized carried interest and incentive fees which, if realized, can be a significant component of Distributable Earnings.

	December 31,
	2015	2014
	(Dollars in Millions)
Private Equity
BCP IV Carried Interest	$144	$282
BCP V Carried Interest	288	1,050
BCP VI Carried Interest	359	233
BEP Carried Interest	48	63
Tactical Opportunities Carried Interest	52	24
BTAS Carried Interest	3	—
Strategic Partners Carried Interest	36	4
Other Carried Interest	1	1

Total Private Equity (a)	931	1,657

Real Estate
BREP IV Carried Interest	20	18
BREP V Carried Interest	497	602
BREP VI Carried Interest	628	1,113
BREP VII Carried Interest	608	605
BREP VIII Carried Interest	7	—
BREP Europe III Carried Interest	186	183
BREP Europe IV Carried Interest	121	37
BREP Asia Carried Interest	54	17
BPP Carried Interest	28	14
BREDS Carried Interest	12	14
BPP Incentive Fees	12	—
BREDS Incentive Fees	6	2
Asia Platform Incentive Fees	7	7

Total Real Estate (a)	2,186	2,612

Hedge Fund Solutions
Incentive Fees	38	76

Total Hedge Fund Solutions	38	76

Credit
Carried Interest	77	175
Incentive Fees	19	32

Total Credit	96	207

Total Blackstone
Carried Interest	3,169	4,435
Incentive Fees	82	117

Net Accrued Performance Fees	$3,251	$4,552

(a)	Private Equity and Real Estate include Co-Investments.

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

The following table presents the investment record of our significant drawdown funds from inception through December 31, 2015:

			Unrealized Investments			Realized Investments		Total Investments		Net IRR (c)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	N/A	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	N/A	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	199,298	155,610	1.6x	71%	2,808,140	1.4x	2,963,750	1.4x	7%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	220,676	2,148,444	1.3x	30%	18,896,847	3.2x	21,045,291	2.8x	43%	36%
BCP V (Dec 2005 / Jan 2011)	21,025,483	1,261,713	11,213,593	1.5x	73%	25,866,084	2.0x	37,079,677	1.8x	11%	8%
BCP VI (Jan 2011 / Jan 2017)	15,186,676	3,437,279	14,556,872	1.3x	25%	2,010,281	1.9x	16,567,153	1.4x	51%	12%
BEP I (Aug 2011 / Feb 2015)	2,439,096	208,049	2,694,285	1.3x	21%	539,484	2.0x	3,233,769	1.4x	57%	16%
BEP II (Feb 2015 / Feb 2021)	4,951,351	4,940,725	10,627	1.0x	—	—	N/A	10,627	1.0x	N/A	N/M
BCP VII (TBD)	18,000,000	18,000,000	—	N/A	—	—	N/A	—	N/A	N/A	N/A

Total Corporate Private Equity	76,700,721	28,267,740	30,779,431	1.4x	43%	64,304,081	2.3x	95,083,512	1.9x	19%	16%

Tactical Opportunities	13,047,121	6,928,783	6,594,346	1.1x	5%	1,272,843	1.5x	7,867,189	1.2x	32%	12%
Strategic Partners I-V and Co-Investment	12,001,300	2,198,999	4,401,532	2.6x	—	12,857,614	1.3x	17,259,146	1.5x	N/A	14%
Strategic Partners VI	6,701,331	2,116,999	3,282,072	1.2x	—	334,323	0.2x	3,616,395	0.8x	N/A	63%
Other Funds and Co-Investment (d)	3,013,278	1,308,318	1,395,181	1.1x	35%	227,280	1.3x	1,622,461	1.1x	N/A	N/M

Total Private Equity	$111,463,751	$40,820,839	$46,452,562	1.4x	30%	$78,996,141	1.9x	$125,448,703	1.7x	19%	15%

Real Estate
Dollar
Pre-BREP	$140,714	$—	$—	N/A	—	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	—	2,531,613	2.1x	2,531,613	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	N/A	—	3,336,402	2.4x	3,336,402	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	713,015	0.7x	14%	3,900,618	2.2x	4,613,633	1.7x	40%	13%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	4,440,351	2.3x	28%	8,393,813	2.2x	12,834,164	2.2x	13%	11%
BREP VI (Feb 2007 / Aug 2011)	11,059,523	584,008	7,592,592	2.1x	65%	17,662,251	2.4x	25,254,843	2.3x	15%	13%
BREP VII (Aug 2011 / Apr 2015)	13,490,570	2,565,752	16,088,059	1.6x	1%	8,031,818	1.9x	24,119,877	1.7x	33%	23%
BREP VIII (Apr 2015 / Oct 2020)	15,940,743	12,797,781	3,389,563	1.1x	—	—	N/A	3,389,563	1.1x	N/A	15%

Total Global BREP	$51,471,417	$15,947,541	$32,223,580	1.6x	20%	$45,529,413	2.2x	$77,752,993	1.9x	22%	17%

Euro
BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€—	N/A	—	€1,366,154	2.1x	€1,366,154	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008)	1,629,748	54,138	520,843	1.1x	63%	1,714,266	1.8x	2,235,109	1.6x	8%	5%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,140	471,643	3,380,172	1.9x	4%	2,496,255	2.2x	5,876,427	2.0x	24%	19%
BREP Europe IV (Sep 2013 / Mar 2019)	6,695,866	2,185,988	6,246,497	1.3x	—	405,114	1.4x	6,651,611	1.3x	33%	19%

Total Euro BREP	€12,354,926	€2,711,769	€10,147,512	1.4x	4%	€5,981,789	2.0x	€16,129,301	1.6x	16%	14%

BREP Co-Investment (e)	$6,109,088	$—	$5,686,895	1.7x	66%	$6,156,862	2.3x	$11,843,757	1.9x	17%	16%
BREP Asia (Jun 2013 / Dec 2017)	5,078,300	2,781,959	2,939,592	1.3x	—	85,048	1.7x	3,024,640	1.3x	33%	13%

Total BREP	$78,732,628	$21,675,024	$53,661,654	1.5x	20%	$59,746,625	2.2x	$113,408,279	1.8x	20%	16%

BPP (f)	$10,323,584	$2,237,310	$9,029,698	1.1x	—	$—	N/A	$9,029,698	1.1x	N/A	18%
BREDS (g)	$7,024,734	$2,549,256	$2,398,503	1.2x	—	$5,456,371	1.3x	$7,854,874	1.3x	13%	12%
Hedge Fund Solutions
BSCH (Dec 2013 / Jun 2020) (h)	$3,300,600	$3,015,378	$287,802	1.1x	—	$57,987	N/A	$345,789	1.3x	N/A	6%
BSCH Co-Investment	75,500	75,500	—	N/A	—	—	N/A	—	N/A	N/A	N/A

Total Hedge Fund Solutions	$3,376,100	$3,090,878	$287,802	1.1x	—	$57,987	N/A	$345,789	1.3x	N/A	6%

continued ....

			Unrealized Investments			Realized Investments		Total Investments		Net IRR (c)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Credit (i)
Dollar
Mezzanine I (Jul 2007 / Oct 2011)	$2,000,000	$99,280	$457,313	1.7x	—	$4,396,393	1.6x	$4,853,706	1.6x	N/A	18%
Mezzanine II (Nov 2011 / Nov 2016)	4,120,000	2,001,026	2,806,501	1.1x	—	1,811,700	1.4x	4,618,201	1.2x	N/A	14%
Rescue Lending I (Sep 2009 / May 2013)	3,253,143	553,131	1,670,415	1.2x	—	4,092,198	1.5x	5,762,613	1.4x	N/A	12%
Rescue Lending II (Jun 2013 / Jun 2018)	5,125,000	2,973,619	2,286,253	1.0x	—	88,846	1.1x	2,375,099	1.0x	N/A	5%
Energy Select Opportunities ‘(Nov 2015 / Nov 2018)	2,856,866	2,533,928	323,839	1.0x	—	—	N/A	323,839	1.0x	N/A	N/M

Total Dollar Credit	$17,355,009	$8,160,984	$7,544,321	1.1x	—	$10,389,137	1.5x	$17,933,458	1.3x	N/A	14%

Euro
European Senior Debt (Feb 2015 / Feb 2018)	€1,964,689	€3,411,806	€547,859	1.0x	—	€142,288	1.2x	€690,147	1.1x	N/A	N/M

Total Euro Credit	€1,964,689	€3,411,806	€547,859	1.0x	—	€142,288	1.2x	€690,147	1.1x	N/A	N/M

Total Credit	$19,621,419	$11,867,603	$8,139,805	1.1x	—	$10,546,606	1.5x	$18,686,411	1.3x	N/A	14%

N/M	Not meaningful.
N/A	Not applicable.
(a)	Available Capital represents total investable capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital, less invested capital. This amount is not reduced by outstanding commitments to investments.
(b)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by invested capital.
(c)	Net Internal Rate of Return (“IRR”) represents the annualized inception to December 31, 2015 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(d)	Returns for Other Funds and Co-Investment are not meaningful as these funds have limited transaction activity
(e)	BREP Co-Investment represents co-investment capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(f)	BPP, or Blackstone Property Partners, are the core+ real estate funds which invest with a more moderate risk profile and lower leverage.
(g)	Excludes Capital Trust drawdown funds.
(h)	BSCH is a permanent capital vehicle focused on acquiring strategic minority positions in alternative asset managers.
(i)	The Total Investments MOIC for Mezzanine I, Mezzanine II, Rescue Lending I and Rescue Lending II Funds, excluding recycled capital during the investment period, was 2.0x, 1.4x, 1.6x and 1.1x, respectively. Funds presented represent flagship credit drawdown funds only. The Total Credit Net IRR is the combined IRR of the six credit drawdown funds presented.

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

Private Equity

The following table presents the results of operations for our Private Equity segment:

	Year Ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$502,640	$415,841	$368,146	$86,799	21%	$47,695	13%
Advisory Fees	10,561	21,903	24,313	(11,342)	-52%	(2,410)	-10%
Transaction and Other Fees, Net	36,258	135,718	97,678	(99,460)	-73%	38,040	39%
Management Fee Offsets	(36,760)	(19,146)	(5,683)	(17,614)	92%	(13,463)	237%

Total Management Fees, Net	512,699	554,316	484,454	(41,617)	-8%	69,862	14%

Performance Fees
Realized
Carried Interest	1,474,987	754,402	329,993	720,585	96%	424,409	129%
Unrealized
Carried Interest	(717,955)	1,222,828	398,232	(1,940,783)	N/M	824,596	207%

Total Performance Fees	757,032	1,977,230	728,225	(1,220,198)	-62%	1,249,005	172%

Investment Income (Loss)
Realized	189,649	202,719	88,026	(13,070)	-6%	114,693	130%
Unrealized	(116,338)	(23,914)	161,749	(92,424)	386%	(185,663)	N/M

Total Investment Income	73,311	178,805	249,775	(105,494)	-59%	(70,970)	-28%
Interest and Dividend Revenue	33,218	21,993	15,625	11,225	51%	6,368	41%
Other	5,854	6,569	4,259	(715)	-11%	2,310	54%

Total Revenues	1,382,114	2,738,913	1,482,338	(1,356,799)	-50%	1,256,575	85%

Expenses
Compensation and Benefits
Compensation	280,248	280,499	240,150	(251)	-0%	40,349	17%
Performance Fee Compensation
Realized
Carried Interest	256,922	266,393	38,953	(9,471)	-4%	227,440	584%
Unrealized
Carried Interest	(10,172)	210,446	342,733	(220,618)	N/M	(132,287)	-39%

Total Compensation and Benefits	526,998	757,338	621,836	(230,340)	-30%	135,502	22%
Other Operating Expenses	199,158	143,562	124,499	55,596	39%	19,063	15%

Total Expenses	726,156	900,900	746,335	(174,744)	-19%	154,565	21%

Economic Income	$655,958	$1,838,013	$736,003	$(1,182,055)	-64%	$1,102,010	150%

N/M	Not meaningful.
Note	As a result of the spin-off on October 1, 2015 of Blackstone’s Financial Advisory business, which did not include BXCM, the results of BXCM were reclassified from the Financial Advisory segment to the Private Equity segment. All prior periods have been recast to reflect this reclassification.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

Revenues were $1.4 billion for the year ended December 31, 2015, a decrease of $1.4 billion compared to $2.7 billion for the year ended December 31, 2014. The decrease in revenues was attributable to decreases in Performance Fees, Investment Income, and Total Management Fees, Net of $1.2 billion, $105.5 million and $41.6 million, respectively.

The decline in 2015 revenues in our Private Equity segment was significantly driven by a decline in unrealized Performance Fees. The reduction in Unrealized Performance Fees was primarily due to negative swings in the marks of our publicly-traded Private Equity portfolio companies as a result of macroeconomic concerns and declining public equity markets. If macroeconomic conditions were to deteriorate in the future with a resulting decline in our Private Equity fund investments, revenues in our Private Equity segment would likely continue to be negatively impacted. While unrealized markdowns in energy had a more limited impact on declining revenues in 2015, a sustained period of depressed oil and gas prices would likely adversely affect our Private Equity revenues.

Performance Fees, which are determined on a fund by fund basis, were $757.0 million for the year ended December 31, 2015, a decrease of $1.2 billion, compared to $2.0 billion for the year ended December 31, 2014, principally due to the performance in our corporate private equity funds, which generated overall solid net performance which was, however, lower than the net returns in 2014. The returns in these funds were driven by strong operating performance across most of our private and public portfolios.

Investment Income was $73.3 million for the year ended December 31, 2015, a decrease of $105.5 million, compared to $178.8 million for the year ended December 31, 2014, primarily due to our BCP V and BCP VI funds which generated strong net returns of 8.1% and 7.9%, respectively, for the year, but were slightly lower than the returns generated in the full year 2014 mainly as a result of the lower returns in our public portfolio.

Total Management Fees were $512.7 million for the year ended December 31, 2015, a decrease of $41.6 million compared to $554.3 million for the year ended December 31, 2014, driven primarily by decreases in Transaction and Other Fees, Net and Management Fee Offsets, partially offset by an increase in Base Management Fees. Transaction and Other Fees were $36.3 million for the year ended December 31, 2015, a decrease of $99.5 million compared to $135.7 million for the year ended December 31, 2014, primarily due to the timing of investment closings and the elimination of monitoring fee termination payments. Management Fee Offsets were $(36.8) million for the year ended December 31, 2015, a decrease of $17.6 million compared to $(19.1) million for the year ended December 31, 2014, primarily due to the increased offset rates in recent funds. Base Management Fees were $502.6 million for the year ended December 31, 2015, an increase of $86.8 million compared to $415.8 million for the year ended December 31, 2014, primarily due to the increase in the funds raised for our Tactical Opportunities investment vehicles and Strategic Partners secondary private fund of funds business.

Expenses

Expenses were $726.2 million for the year ended December 31, 2015, a decrease of $174.7 million, compared to $900.9 million for the year ended December 31, 2014. The decrease was primarily attributable to a decrease of $230.1 million in Performance Fee Compensation, slightly offset by a $55.6 million increase in Other Operating Expenses. Performance Fee Compensation decreased as a result of the decrease in Performance Fees Revenue. The increase in Other Operating Expenses was primarily due to non-recurring costs related to the SEC settlement, an increase in interest allocated to the segment and certain one-time costs associated with fundraising.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

Revenues were $2.7 billion for the year ended December 31, 2014, an increase of $1.3 billion compared to $1.5 billion for the year ended December 31, 2013. The increase in revenues was attributable to increases in Performance Fees and Total Management Fees, Net of $1.2 billion and $69.9 million, respectively, partially offset by a decrease in Investment Income of $71.0 million.

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

Total Management Fees were $554.3 million for the year ended December 31, 2014, an increase of $69.9 million compared to $484.5 million for the year ended December 31, 2013, driven primarily by increases in Base Management Fees and Transaction and Other Fees, Net. Base Management Fees were $415.8 million for the year ended December 31, 2014, an increase of $47.7 million compared to $368.1 million for the year ended December 31, 2013, primarily due to the increase in the funds raised for our Tactical Opportunities investment vehicles and Strategic Partners secondary private fund of funds business as well as the inclusion of the Strategic Partners management fees for the full year. Transaction and Other Fees were $135.7 million for the year ended December 31, 2014, an increase of $38.0 million compared to $97.7 million for the year ended December 31, 2013, primarily due to fees earned related to transaction closings.

Investment Income was $178.8 million for the year ended December 31, 2014, a decrease of $71.0 million, compared to $249.8 million for the year ended December 31, 2013, primarily due to our BCP V and BEP funds which generated strong net returns of 24% and 12%, respectively, for the year, but were slightly lower than the returns generated in the full year 2013.

Expenses

Expenses were $900.9 million for the year ended December 31, 2014, an increase of $154.6 million, compared to $746.3 million for the year ended December 31, 2013. The increase was primarily attributable to increases of $95.2 million in Performance Fee Compensation, $40.3 million in Compensation, and $19.1 million in Other Operating Expenses. Performance Fee Compensation increased as a result of the increase in Performance Fees Revenue. Compensation increased primarily due to an increase in revenue on which a portion of compensation is based, as well as an increase in headcount to support the growth of the business. The increase in Other Operating Expenses was primarily due to an increase in interest allocated to the segment.

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

The following table presents the internal rates of return of our significant private equity funds:

	Year Ended December 31,						December 31, 2015 Inception to Date
	2015		2014 (a)		2013 (a)		Realized		Total
Fund (b)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	-6%	-6%	-4%	-2%	27%	23%	57%	43%	50%	36%
BCP V	11%	8%	35%	24%	38%	35%	13%	11%	10%	8%
BCOM	50%	49%	12%	20%	8%	-2%	14%	7%	13%	6%
BCP VI	11%	8%	24%	18%	24%	13%	65%	51%	19%	12%
BEP I	-5%	-4%	15%	12%	47%	36%	61%	57%	21%	16%
BEP II (c)	N/M	N/M	N/M	N/M	N/M	N/M	N/M	N/M	N/M	N/M
Tactical Opportunities	12%	8%	22%	17%	20%	13%	39%	32%	16%	12%
Strategic Partners	22%	19%	24%	20%	8%	6%	N/A	N/A	18%	15%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
(a)	Changes in previous period returns are due to the repayment of fund level financing with capital drawn down from the respective fund’s general and limited partners.
(b)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Carried Interest allocations.
(c)	BEP II’s investment returns are presented as N/M as its investment period commenced in February 2015.

The corporate private equity funds within the Private Equity segment have four contributed funds with closed investment periods: BCP IV, BCP V, BCOM and BEP I. As of December 31, 2015, BCP IV was above its Carried Interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest) and would still be above its Carried Interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes based on the timings of fund closings, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner (“GP”) is subject to equalization such that (a) the GP accrues Carried Interest when the total Carried Interest for the combined fund classes is positive and (b) the GP realizes Carried Interest so long as clawback obligations, if any, for the combined fund classes are fully satisfied. During the quarter, both fund classes were above their respective Carried Interest thresholds. BCOM is currently above its Carried Interest threshold and has generated inception to date positive returns. We are entitled to retain previously realized Carried Interest up to 20% of BCOM’s net gains. As a result, Performance Fees are recognized from BCOM on current period gains and losses. BEP I is currently above its Carried Interest threshold.

Real Estate

The following table presents the results of operations for our Real Estate segment:

	Year Ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$668,575	$628,502	$565,182	$40,073	6%	$63,320	11%
Transaction and Other Fees, Net	110,577	91,610	79,675	18,967	21%	11,935	15%
Management Fee Offsets	(26,840)	(34,443)	(22,821)	7,603	-22%	(11,622)	51%

Total Management Fees, Net	752,312	685,669	622,036	66,643	10%	63,633	10%

Performance Fees
Realized
Carried Interest	1,634,733	1,487,762	486,773	146,971	10%	1,000,989	206%
Incentive Fees	17,153	11,499	45,862	5,654	49%	(34,363)	-75%
Unrealized
Carried Interest	(680,542)	524,046	1,651,700	(1,204,588)	N/M	(1,127,654)	-68%
Incentive Fees	20,802	(5,521)	(28,753)	26,323	N/M	23,232	-81%

Total Performance Fees	992,146	2,017,786	2,155,582	(1,025,640)	-51%	(137,796)	-6%

Investment Income (Loss)
Realized	235,582	309,095	52,359	(73,513)	-24%	256,736	490%
Unrealized	(231,889)	(58,930)	350,201	(172,959)	293%	(409,131)	N/M

Total Investment Income	3,693	250,165	402,560	(246,472)	-99%	(152,395)	-38%
Interest and Dividend Revenue	43,990	30,197	21,563	13,793	46%	8,634	40%
Other	(1,422)	2,863	3,384	(4,285)	N/M	(521)	-15%

Total Revenues	1,790,719	2,986,680	3,205,125	(1,195,961)	-40%	(218,445)	-7%

Expenses
Compensation and Benefits
Compensation	358,381	326,317	294,222	32,064	10%	32,095	11%
Performance Fee Compensation
Realized
Carried Interest	484,037	432,996	148,837	51,041	12%	284,159	191%
Incentive Fees	8,678	5,980	23,878	2,698	45%	(17,898)	-75%
Unrealized
Carried Interest	(196,347)	197,174	566,837	(393,521)	N/M	(369,663)	-65%
Incentive Fees	8,817	(2,751)	(15,015)	11,568	N/M	12,264	-82%

Total Compensation and Benefits	663,566	959,716	1,018,759	(296,150)	-31%	(59,043)	-6%
Other Operating Expenses	179,175	146,083	116,391	33,092	23%	29,692	26%

Total Expenses	842,741	1,105,799	1,135,150	(263,058)	-24%	(29,351)	-3%

Economic Income	$947,978	$1,880,881	$2,069,975	$(932,903)	-50%	$(189,094)	-9%

N/M	Not meaningful.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

Revenues were $1.8 billion for the year ended December 31, 2015, a decrease of $1.2 billion compared to $3.0 billion for the year ended December 31, 2014. The decrease in revenues was primarily attributable to decreases in Performance Fees and Investment Income of $1.0 billion and $246.5 million, respectively, partially offset by an increase in Total Management Fees, Net of $66.6 million.

The decline in 2015 revenues in our Real Estate segment was significantly driven by a decline in unrealized Performance Fees. The reduction in Unrealized Performance Fees was primarily due to negative swings in the marks of our publicly-traded Real Estate equity investments, particularly in lodging, as a result of a decline in public equity markets in 2015. If macroeconomic conditions were to deteriorate in the future with a resulting decline in our Real Estate fund investments, revenues in our Real Estate segment would likely continue to be negatively impacted.

Performance Fees, which are determined on a fund by fund basis, were $992.1 million for the year ended December 31, 2015, a decrease of $1.0 billion compared to $2.0 billion for the year ended December 31, 2014. Performance Fees decreased by $1.0 billion due to a year over year decrease in the net appreciation of investments in our BREP carry funds from 20.9% to 9.7%. For the year ended December 31, 2015, the increase in carrying value of assets for Blackstone’s contributed Real Estate opportunistic funds was driven by sustained strong operating fundamentals in the private portfolio resulting in appreciation of 16.6% offset by public portfolio depreciation of 8.6%. Our BREDS drawdown and real estate hedge funds appreciated 13.0% and 2.9%, respectively.

Investment Income was $3.7 million for the year ended December 31, 2015, a decrease of $246.5 million compared to $250.2 million for the year ended December 31, 2014. The decrease in Investment Income was due to a year over year net depreciation of investments in our BREP VI fund. Blackstone has a larger investment in BREP VI than in other BREP funds.

Total Management Fees, Net were $752.3 million for the year ended December 31, 2015, an increase of $66.6 million compared to $685.7 million for the year ended December 31, 2014, primarily attributable to increases in Base Management Fees. Base Management Fees were $668.6 million for the year ended December 31, 2015, an increase of $40.1 million compared to $628.5 million for the year ended December 31, 2014. The increase was principally due to fees generated from fundraising within BREP VIII, BPP and invested capital within BREDS, partially offset by realizations across the portfolio.

Expenses

Expenses were $842.7 million for the year ended December 31, 2015, a decrease of $263.1 million, compared to $1.1 billion for the year ended December 31, 2014. The decrease was primarily attributable to a decrease of Performance Fee Compensation of $328.2 million, partially offset by increases in Compensation and Other Operating Expenses of $32.1 million and $33.1 million, respectively. The decrease in Performance Fee Compensation is the result of a decrease in Performance Fees Revenue. The increase in Compensation is due to an overall increase in Management Fees, on which a portion of compensation is based, as well as an increase in headcount to support the growth of the business. The increase in Other Operating Expenses was primarily due to an increase in interest expense allocated to the segment and certain one-time costs associated with fundraising.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

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

Performance Fees, which are determined on a fund by fund basis, were $2.0 billion for the year ended December 31, 2014, a decrease of $137.8 million compared to $2.2 billion for the year ended December 31, 2013. Performance Fees decreased by $137.8 million due to a year over year decrease in the net appreciation of investments in our BREP carry funds from 31.3% to 20.9%. For the year ended December 31, 2014, the increase in carrying value of assets for Blackstone’s contributed Real Estate funds, including fee-paying co-investments was driven by sustained strong operating fundamentals in the private portfolio and public portfolio appreciation. Our BREDS drawdown and real estate hedge funds appreciated 7.2% and 5.3%, respectively.

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

The following table presents the internal rates of return of our significant real estate funds:

	Year Ended December 31,						December 31, 2015 Inception to Date
	2015		2014		2013		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP IV	-2%	-2%	12%	9%	28%	21%	65%	40%	23%	13%
BREP V	16%	14%	25%	21%	19%	15%	17%	13%	15%	11%
BREP International II (b)	20%	17%	27%	25%	32%	30%	10%	8%	7%	5%
BREP VI	-2%	-2%	20%	17%	43%	35%	20%	15%	17%	13%
BREP Europe III (b)	21%	17%	32%	25%	23%	17%	36%	24%	29%	19%
BREP VII	19%	14%	33%	25%	41%	29%	46%	33%	32%	23%
BREP VIII	N/M	N/M	N/A	N/A	N/A	N/A	N/A	N/A	53%	15%
BREP Asia	22%	13%	19%	10%	N/M	N/M	50%	33%	23%	13%
BREP Europe IV (b)	27%	19%	32%	20%	N/M	N/M	54%	33%	29%	19%
BREDS	14%	9%	15%	10%	15%	11%	17%	13%	16%	12%
BSSF I	4%	2%	14%	10%	14%	10%	N/A	N/A	15%	11%
CMBS	2%	1%	9%	6%	11%	7%	N/A	N/A	15%	10%
BREIF	7%	4%	4%	2%	N/A	N/A	N/A	N/A	7%	4%
BPP	17%	15%	28%	24%	N/A	N/A	N/A	N/A	20%	18%
BREP Co-Investment (c)	—	—	24%	22%	43%	39%	19%	17%	18%	16%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations.
(b)	Euro-based net internal rates of return.
(c)	Excludes fully realized co-investments prior to Blackstone’s initial public offering.

The following table presents the Carried Interest status of our real estate carry funds with expired investment periods which are currently not generating performance fees as of December 31, 2015:

	Gain to Cross Carried Interest Threshold (a)
Fully Invested Funds	Amount	% Change in Total Enterprise Value (b)	% Change in Equity Value
	(Amounts in Millions)
BREP Int’l II (Sep 2005 / Jun 2008)	€779	46%	161%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value.

The Real Estate segment has seven funds in their investment period, which were above their respective Carried Interest thresholds as of December 31, 2015: BREP VIII, BREP Asia, BREP Europe IV and four funds within BREDS II.

Hedge Fund Solutions

The following table presents the results of operations for our Hedge Fund Solutions segment:

	Year Ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$524,386	$482,981	$409,321	$41,405	9%	$73,660	18%
Transaction and Other Fees, Net	317	569	623	(252)	-44%	(54)	-9%
Management Fee Offsets	171	(5,014)	(3,387)	5,185	N/M	(1,627)	48%

Total Management Fees, Net	524,874	478,536	406,557	46,338	10%	71,979	18%

Performance Fees
Realized
Incentive Fees	68,197	140,529	207,735	(72,332)	-51%	(67,206)	-32%
Unrealized
Carried Interest	2,021	—	—	2,021	N/M	—	N/M
Incentive Fees	(8,084)	(879)	7,718	(7,205)	820%	(8,597)	N/M

Total Performance Fees	62,134	139,650	215,453	(77,516)	-56%	(75,803)	-35%

Investment Income (Loss)
Realized	(12,741)	21,550	27,613	(34,291)	N/M	(6,063)	-22%
Unrealized	(1,435)	5,132	(9,306)	(6,567)	N/M	14,438	N/M

Total Investment Income (Loss)	(14,176)	26,682	18,307	(40,858)	N/M	8,375	46%
Interest and Dividend Revenue	17,274	11,114	7,605	6,160	55%	3,509	46%
Other	200	1,855	688	(1,655)	-89%	1,167	170%

Total Revenues	590,306	657,837	648,610	(67,531)	-10%	9,227	1%

Expenses
Compensation and Benefits
Compensation	179,484	131,658	136,470	47,826	36%	(4,812)	-4%
Performance Fee Compensation
Realized
Incentive Fees	27,155	42,451	65,793	(15,296)	-36%	(23,342)	-35%
Unrealized
Carried Interest	823	—	—	823	N/M	—	N/M
Incentive Fees	(2,912)	(273)	2,856	(2,639)	967%	(3,129)	N/M

Total Compensation and Benefits	204,550	173,836	205,119	30,714	18%	(31,283)	-15%
Other Operating Expenses	90,072	86,129	66,966	3,943	5%	19,163	29%

Total Expenses	294,622	259,965	272,085	34,657	13%	(12,120)	-4%

Economic Income	$295,684	$397,872	$376,525	$(102,188)	-26%	$21,347	6%

N/M Not meaningful.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

Revenues were $590.3 million for the year ended December 31, 2015, a decrease of $67.5 million compared to $657.8 million for the year ended December 31, 2014. The decrease in revenues was primarily attributable to decreases in Performance Fees and Investment Income of $77.5 million and $40.9 million, respectively, partially offset by an increase in Total Management Fees, Net of $46.3 million.

In 2015, Hedge Fund Solutions operated in an environment generally characterized by declines in equity and fixed income asset prices. In that connection, global markets experienced significant volatility during 2015, with the CBOE volatility index reaching its highest levels since 2011. Notwithstanding these market conditions, the BPS Composite gross return was positive 2.9% during 2015, outperforming the S&P 500 and the HFRX Hedge Fund Index. In the future, however, if global asset prices continue to decline or liquidity needs cause investors to withdraw assets, Hedge Fund Solutions revenues would likely continue to be negatively impacted. Nonetheless, Hedge Fund Solutions operates multiple business lines, manages strategies that are both long and short asset classes and generates a majority of its revenue through management fees, all of which provide a level of downside protection to Hedge Fund Solutions revenues.

Performance Fees were $62.1 million for the year ended December 31, 2015, a decrease of $77.5 million compared to $139.7 million for the year ended December 31, 2014. This was primarily due to lower returns. The net returns of the underlying assets within the BPS Composite funds were 2.1% during the year ended December 31, 2015.

Investment Loss was $14.2 million for the year ended December 31, 2015, a decrease of $40.9 million compared to Investment Income of $26.7 million for the year ended December 31, 2014. The decrease in Investment Income was primarily driven by the year over year net appreciation of investments of which Blackstone owns a share.

Total Management Fees, Net were $524.9 million for the year ended December 31, 2015, an increase of $46.3 million compared to $478.5 million for the year ended December 31, 2014, primarily due to an increase in Base Management Fees. Base Management Fees were $524.4 million for the year ended December 31, 2015, an increase of $41.4 million compared to $483.0 million for the year ended December 31, 2014. This was driven by an increase in Fee-Earning Assets Under Management of 7% from the prior year, which was from net inflows and market appreciation.

Expenses

Expenses were $294.6 million for the year ended December 31, 2015, an increase of $34.7 million compared to the year ended December 31, 2014. The increase was primarily attributable to a $47.8 million increase in Compensation, and a $3.9 million increase in Other Operating Expenses, partially offset by a $17.1 million decrease in Performance Fee Compensation. Compensation was $179.5 million for the year ended December 31, 2015, an increase of $47.8 million compared to $131.7 million for the prior year, due to an overall increase in Management Fees, on which a portion of compensation is based, an increase in headcount to support the growth of the business and a change in the terms of Deferred Compensation Plan awards. Other Operating Expenses were $90.1 million for the year ended December 31, 2015, an increase of $3.9 million compared to $86.1 million for the year ended December 31, 2014. The increase in Other Operating Expenses was primarily due to interest allocated to the segment. Performance Fee Compensation was $25.1 million for the year ended December 31, 2015, a decrease of $17.1 million compared to $42.2 million for the year ended December 31, 2014 due to the decrease in Performance Fees Revenue.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

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

Performance Fees were $139.7 million for the year ended December 31, 2014, a decrease of $75.8 million compared to $215.5 million for the year ended December 31, 2013. This was primarily due to lower returns. The net returns of the underlying assets within the BPS Composite funds were 5.9% during the year ended December 31, 2014.

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

Operating Metrics

The following table presents information regarding our Incentive Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees			Estimated % Above High Water Mark/Benchmark (a)
	December 31,			December 31,
	2013	2014	2015	2013	2014	2015
	(Dollars in Thousands)
BAAM Managed Funds (b)	$28,640,505	$34,732,386	$35,831,499	97%	94%	81%

Note: Totals in graph may not add due to rounding.

(a)	Estimated % Above High Water Mark/Benchmark represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable BAAM managed fund has positive investment performance relative to a benchmark, where applicable. Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark or clear a benchmark return, thereby resulting in an increase in Estimated % Above High Water Mark/Benchmark.
(b)	For the BAAM managed funds, at December 31, 2015 the incremental appreciation needed for the 19% of Fee-Earning Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $236.6 million, an increase of $178.9 million, or 310.2%, compared to $57.7 million at December 31, 2014. Of the Fee-Earning Assets Under Management below their respective High Water Marks/Benchmarks as of December 31, 2015, 93% were within 5% of reaching their respective High Water Mark.

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

The following table presents the return information of the BAAM Managed Funds, BAAM Principal Solutions Composite:

	Average Annual Returns (a)
	Periods Ended December 31, 2015
	One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Managed Funds, BAAM Principal Solutions Composite (b)	3%	2%	7%	6%	6%	5%	7%	6%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	BAAM’s Principal Solutions Composite, formerly known as BAAM’s Core Funds Composite, covers the period from January 2000 to present, although BAAM’s inception date is September 1990. BAAM’s Principal Solutions Composite does not include BAAM’s individual investor solutions (i.e., liquid alternatives), long-only equity, long-biased commodities, ventures (i.e., seeding and minority interests) and strategic opportunities (i.e., co-investments), and Senfina (direct trading) platforms except where a BPS fund invests directly into those platforms. BAAM’s advisory platforms and liquidating funds are also excluded. On a net of fees basis, the BPS Composite was up 0.2% for the quarter and 2.1% for the full year. The historical return is from January 1, 2000.

Credit

The following table presents the results of operations for our Credit segment:

	Year Ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$500,982	$460,205	$398,158	$40,777	9%	$62,047	16%
Transaction and Other Fees, Net	6,371	18,161	28,586	(11,790)	-65%	(10,425)	-36%
Management Fee Offsets	(30,065)	(28,168)	(40,329)	(1,897)	7%	12,161	-30%

Total Management Fees, Net	477,288	450,198	386,415	27,090	6%	63,783	17%

Performance Fees
Realized
Carried Interest	96,156	208,432	127,192	(112,276)	-54%	81,240	64%
Incentive Fees	109,396	109,717	220,736	(321)	-0%	(111,019)	-50%
Unrealized
Carried Interest	(198,820)	(37,913)	108,078	(160,907)	424%	(145,991)	N/M
Incentive Fees	(19,967)	(23,025)	1,107	3,058	-13%	(24,132)	N/M

Total Performance Fees	(13,235)	257,211	457,113	(270,446)	N/M	(199,902)	-44%

Investment Income (Loss)
Realized	7,186	9,354	4,098	(2,168)	-23%	5,256	128%
Unrealized	(16,258)	5,055	13,951	(21,313)	N/M	(8,896)	-64%

Total Investment Income (Loss)	(9,072)	14,409	18,049	(23,481)	N/M	(3,640)	-20%
Interest and Dividend Revenue	24,599	23,040	18,146	1,559	7%	4,894	27%
Other	5,171	(2,310)	527	7,481	N/M	(2,837)	N/M

Total Revenues	484,751	742,548	880,250	(257,797)	-35%	(137,702)	-16%

Expenses
Compensation and Benefits
Compensation	190,189	188,200	186,514	1,989	1%	1,686	1%
Performance Fee Compensation
Realized
Carried Interest	52,841	116,254	69,411	(63,413)	-55%	46,843	67%
Incentive Fees	50,113	61,668	111,244	(11,555)	-19%	(49,576)	-45%
Unrealized
Carried Interest	(107,000)	(28,583)	57,147	(78,417)	274%	(85,730)	N/M
Incentive Fees	(8,395)	(16,252)	508	7,857	-48%	(16,760)	N/M

Total Compensation and Benefits	177,748	321,287	424,824	(143,539)	-45%	(103,537)	-24%
Other Operating Expenses	93,626	90,524	96,940	3,102	3%	(6,416)	-7%

Total Expenses	271,374	411,811	521,764	(140,437)	-34%	(109,953)	-21%

Economic Income	$213,377	$330,737	$358,486	$(117,360)	-35%	$(27,749)	-8%

N/M Not meaningful.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

Revenues were $484.8 million for the year ended December 31, 2015, which were $257.8 million lower compared to $742.5 million for the year ended December 31, 2014. The decrease in revenues was primarily attributable to lower Performance Fees and Investment Income of $270.4 million and $23.5 million, respectively, partially offset by an increase of $27.1 million in Total Management Fees, Net.

During the fourth quarter of 2015, the credit markets experienced widening credit spreads and significant illiquidity, particularly for below investment grade credit. In addition, energy-related issuers, which represent a significant component of the below investment grade credit markets, are operating in an environment in which oil and natural gas prices have declined materially to their lowest levels in years. Performance in all three of our alternative credit strategies was negatively impacted in the fourth quarter of 2015 by the performance of our energy investments, declines in the credit market, underperformance in certain event-driven assets and technical pressure caused by year-end selling. In the near term continued market pressure may further affect these marks. In any event, if below investment grade credit, and energy, remain depressed or subject to highly volatile market conditions, revenues in our Credit segment would likely continue to be negatively impacted.

Performance Fee Losses were $13.2 million for the year ended December 31, 2015, which were $270.4 million lower compared to the prior year. This decrease was primarily due to lower rates of appreciation in our hedge fund strategies business as well as our mezzanine and rescue lending businesses. The net returns of Blackstone’s significant Credit segment funds were -5.8% for Hedge Fund Strategies, -2.2% for Mezzanine Strategies and -8.8% for Rescue Lending Strategies for the year ended December 31, 2015.

Investment Loss was $9.1 million for the year ended December 31, 2015, which were $23.5 million lower compared to the prior year. This decrease was primarily due to the unrealized investment losses in hedge fund strategies, mezzanine funds and long only funds.

Total Management Fees, Net were $477.3 million for the year ended December 31, 2015, an increase of $27.1 million compared to $450.2 million for the year ended December 31, 2014. This increase was primarily attributable to the growth in Fee-Earning Assets Under Management for our hedge fund strategies business and our business development companies.

Expenses

Expenses were $271.4 million for the year ended December 31, 2015, a decrease of $140.4 million compared to $411.8 million for the year ended December 31, 2014. The decrease in expenses was primarily attributable to a decrease of $145.5 million in Performance Fee Compensation. The decrease in Performance Fee Compensation was due to lower Performance Fees Revenue.

Year Ended December 31, 2014 Compared to December 31, 2013

Revenues

Revenues were $742.5 million for the year ended December 31, 2014, which were $137.7 million lower compared to $880.3 million for the year ended December 31, 2013. The decrease in revenues was primarily attributable to lower Performance Fees of $199.9 million, partially offset by an increase of $63.8 million in Total Management Fees, Net.

Performance Fees were $257.2 million for the year ended December 31, 2014, which were $199.9 million lower compared to the prior year. This decrease was primarily due to lower rates of appreciation in our hedge fund strategies business and our rescue lending business. The net returns of Blackstone’s significant Credit segment funds were 0.1% for Hedge Fund Strategies, 17.6% for Mezzanine Fund Strategies and 11.9% for Rescue Lending Strategies for the year ended December 31, 2014.

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

As of December 31, 2015, the Credit segment’s returns reflect composite returns for funds included within each alternative strategy as set forth below. Previously, these returns reflected only the composite returns for the flagship funds in each strategy. The historical returns presented in the tables below have been updated to conform to the current presentation.

The following table presents composite return information of the segment’s Hedge Fund Strategies funds:

	Average Annual Returns (a)
	Periods Ended December 31, 2015
	One Year		Three Year		Five Year		Historical
Fund	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Hedge Fund Strategies (b)	-4%	-6%	7%	4%	9%	6%	11%	7%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Average annual returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	The Hedge Fund Strategies’ returns represent a weighted-average composite of the fee-earning funds exceeding $100 million of fair value at each respective quarter end excluding the Blackstone Funds that were contributed to GSO as part of Blackstone’s acquisition of GSO in March 2008. The historical returns are from August 1, 2005.

The following table presents combined internal rates of return of the segment’s Mezzanine Strategies funds and Rescue Lending Strategies funds:

	Year Ended December 31,						Inception to December 31, 2015
	2015		2014		2013		Total
Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Mezzanine Strategies (b)	-1%	-2%	23%	18%	26%	18%	23%	16%
Rescue Lending Strategies (c)	-11%	-9%	15%	12%	33%	24%	16%	12%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations, net of tax advances.
(b)	The Mezzanine Strategies’ returns represent the IRR of the combined cash flows of the fee-earning funds exceeding $100 million of fair value at each respective quarter end excluding the Blackstone Funds that were contributed to GSO as part of Blackstone’s acquisition of GSO in March 2008. The inception to date returns are from July 16, 2007.
(c)	The Rescue Lending Strategies’ returns represent the IRR of the combined cash flows of the fee-earning funds exceeding $100 million of fair value at each respective quarter end. The inception to date returns are from September 29, 2009.

As of December 31, 2015, one drawdown fund within Rescue Lending Strategies return was 1% below the Carried Interest threshold. For the Mezzanine Lending Strategies return, two funds representing 11.2% of the fair value included in the return were below their Carried Interest threshold.

Financial Advisory

The following table presents the results of operations for our Financial Advisory segment:

	Year Ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Advisory Fees	$297,570	$398,942	$386,201	$(101,372)	-25%	$12,741	3%
Transaction and Other Fees, Net	162	379	415	(217)	-57%	(36)	-9%

Total Advisory and Transaction Fees	297,732	399,321	386,616	(101,589)	-25%	12,705	3%

Investment Income (Loss)
Realized	(868)	707	(1,625)	(1,575)	N/M	2,332	N/M
Unrealized	(39)	860	739	(899)	N/M	121	16%

Total Investment Income (Loss)	(907)	1,567	(886)	(2,474)	N/M	2,453	N/M
Interest and Dividend Revenue	12,520	10,000	7,997	2,520	25%	2,003	25%
Other	(1,303)	428	1,450	(1,731)	N/M	(1,022)	-70%

Total Revenues	308,042	411,316	395,177	(103,274)	-25%	16,139	4%

Expenses
Compensation and Benefits
Compensation	180,917	226,837	258,284	(45,920)	-20%	(31,447)	-12%
Other Operating Expenses	62,326	87,484	81,843	(25,158)	-29%	5,641	7%

Total Expenses	243,243	314,321	340,127	(71,078)	-23%	(25,806)	-8%

Economic Income	$64,799	$96,995	$55,050	$(32,196)	-33%	$41,945	76%

N/M Not meaningful.

As a result of the spin-off on October 1, 2015 of Blackstone’s Financial Advisory business, which did not include BXCM, the results of BXCM were reclassified from the Financial Advisory segment to the Private Equity segment. All prior periods have been recast to reflect this reclassification. Subsequent to September 30, 2015, the former Financial Advisory segment is reporting no revenues, no expenses, and no results. The table presented above is for comparative purposes only.

Liquidity and Capital Resources

General

Blackstone’s business model derives revenue primarily from third party assets under management. Blackstone is not a capital or balance sheet intensive business and targets operating expense levels such that total management and advisory fees exceed total operating expenses each period. As a result, we require limited capital resources to support the working capital or operating needs of our businesses. We draw primarily on the long-term committed capital of our limited partner investors to fund the investment requirements of the Blackstone Funds and use our own realizations and cash flows to invest in growth initiatives, make commitments to our own funds, where our minimum general partner commitments are generally less than 5% of the limited partner commitments of a fund, and pay distributions to unitholders.

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

Total assets were $22.5 billion as of December 31, 2015, down $9.0 billion from December 31, 2014. The decrease was principally due to a decrease in Investments of $8.4 billion. Total liabilities were $10.3 billion as of December 31, 2015, a decrease of $3.9 billion from December 31, 2014. The decrease was principally due to a decrease in Loans Payable of $2.8 billion. The decreases in total assets and total liabilities was primarily due to the adoption as of January 1, 2015 of new accounting consolidation guidance which resulted in the deconsolidation of certain Blackstone Funds.

For the year ended December 31, 2015, we had Total Fee Related Revenues of $2.6 billion and related expenses of $1.6 billion, generating Fee Related Earnings of $935.6 million and Distributable Earnings of $3.8 billion.

Sources of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, investments in our own Treasury and liquid funds and access to our debt capacity, including our $1.1 billion committed revolving credit facility and the proceeds from our 2009, 2010, 2012, 2014 and 2015 issuances of senior notes. As of December 31, 2015, Blackstone had $1.8 billion in cash, $2.2 billion invested in Blackstone’s Treasury Cash Management Strategies, $159.8 million invested in liquid Blackstone Funds, $1.9 billion invested in illiquid Blackstone Funds and $129.5 million invested in other investments, against $2.8 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.

On April 27, 2015, Blackstone issued $350 million in aggregate principal amount of 4.450% senior notes which will mature on July 15, 2045.

On May 19, 2015, Blackstone issued €300 million in aggregate principal amount of 2.000% senior notes which will mature on May 19, 2025.

In addition to the cash we received from our debt offerings and availability under our committed revolving credit facility, we expect to receive (a) cash generated from operating activities, (b) Carried Interest and incentive income realizations, and (c) realizations on the carry and hedge fund investments that we make. The amounts received from these three sources in particular may vary substantially from year to year and quarter to quarter depending on the frequency and size of realization events or net returns experienced by our investment funds. Our available capital could be adversely affected if there are prolonged periods of few substantial realizations from our investment funds accompanied by substantial capital calls for new investments from those investment funds. Therefore, Blackstone’s commitments to our funds are taken into consideration when managing our overall liquidity and cash position.

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

The following table calculates Blackstone’s Fee Related Earnings, Distributable Earnings and Economic Net Income:

(a)	Represents the total segment amounts of the respective captions. See Note 21. “Segment Reporting” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.
(b)	Detail on this amount is included in the table below.
(c)	Represents the current tax provision calculated on Income (Loss) Before Provision (Benefit) for Taxes and the Payable Under Tax Receivable Agreement.
(d)	Represents equity-based award expense included in Economic Income.
(e)	Represents tax-related payables including the Payable Under Tax Receivable Agreement, which is a component of Taxes and Related Payables.

The following calculates the components of Fee Related Earnings, Distributable Earnings and Economic Net Income in the above table identified by note (b):

(a)	Represents the total segment amounts of the respective captions. See Note 21. “Segment Reporting” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.
(b)	Represents equity-based award expense included in Economic Income, which excludes all transaction-related equity-based charges.
(c)	Taxes and Related Payables Including Payable Under Tax Receivable Agreement represent the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and the Payable Under Tax Receivable Agreement.
(d)	Represents tax-related payables including the Payable Under Tax Receivable Agreement, which is a component of Taxes and Related Payables.

The following table is a reconciliation of Net Income Attributable to The Blackstone Group L.P. to Economic Income, of Economic Income to Economic Net Income, of Economic Net Income to Fee Related Earnings, of Fee Related Earnings to Distributable Earnings and of Distributable Earnings to Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization:

(a)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s initial public offering and long-term retention programs outside of annual deferred compensation and other corporate actions.
(b)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s initial public offering and other corporate actions.
(c)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes the amount of (Income) Loss Associated with Non-Controlling Interests of Consolidated Entities and includes the amount of Management Fee Revenues associated with Consolidated CLO Entities.
(d)	Taxes represent the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes.
(e)	This adjustment removes from EI the total segment amount of Performance Fees.
(f)	This adjustment removes from EI the total segment amount of Investment Income (Loss).
(g)	This adjustment represents Interest Income and Dividend Revenue less Interest Expense.
(h)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Fees.
(i)	Represents the adjustment for realized Performance Fees net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto. Equals the sum of Net Realized Incentive Fee and Net Realized Carried Interest.
(j)	Represents the adjustment for Blackstone’s Investment Income (Loss) — Realized.
(k)	Taxes and Related Payables Including Payable Under Tax Receivable Agreement represent the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and the Payable Under Tax Receivable Agreement.
(l)	Represents equity-based award expense included in EI, which excludes all transaction-related equity-based charges.

Liquidity Needs

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes, and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of December 31, 2015 consisted of the following:

	Blackstone and General Partner		Senior Managing Directors and Certain Other Professionals (a)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Private Equity
BCP VII	$500,000	$500,000	$225,000	$225,000
BCP VI	719,718	186,033	250,000	64,620
BCP V	629,356	40,519	—	—
BEP I	50,000	5,460	—	—
BEP II	80,000	80,000	26,667	26,667
Tactical Opportunities	227,060	113,985	48,020	24,106
Strategic Partners	170,316	113,019	20,294	12,582
Other (b)	216,362	20,971	—	—
Real Estate Funds
BREP VIII	300,000	241,722	100,000	80,574
BREP VII	300,000	56,048	100,000	18,683
BREP VI	750,000	38,840	150,000	7,768
BREP Europe III	100,000	13,231	35,000	4,631
BREP Europe IV	130,000	38,268	43,333	12,756
BREP Asia	50,392	23,424	16,797	7,808
BREDS II	50,000	26,693	16,667	8,898
CT Opportunity Partners I (b)	25,000	23,410	—	—
Other (c)	149,201	32,206	—	—
Hedge Fund Solutions
Strategic Alliance	50,000	2,033	—	—
Strategic Alliance II	50,000	1,482	—	—
Strategic Alliance III	2,000	2,000	—	—
Strategic Holdings LP	50,000	45,847	—	—
Other (c)	800	611	—	—
Credit
Capital Opportunities Fund II L.P.	120,000	98,356	110,115	51,693
GSO Capital Solutions II	125,000	56,334	119,755	94,229
Blackstone/GSO Capital Solutions	50,000	9,462	27,666	5,236
BMezz II	17,692	3,085	—	—
GSO Credit Alpha Fund LP	52,102	34,852	50,493	33,776
GSO Euro Senior Debt Fund LP	63,000	59,842	57,223	54,355
GSP Energy Select Opportunities Fund	80,000	73,750	75,044	69,181
Other (c)	87,631	43,454	15,035	7,912
Other
Treasury	38,417	9,534	—	—

Total	$5,234,047	$1,994,471	$1,487,109	$810,475

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
(b)	Represents a legacy fund managed by us as a result of the 2012 acquisition of the investment advisory business of BXMT.
(c)	Represents capital commitments to a number of other funds in each respective segment.

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

In August 2009, Blackstone Holdings Finance Co. L.L.C. issued $600 million in aggregate principal amount of 6.625% Senior Notes which will mature on August 15, 2019, unless earlier redeemed or repurchased. In September 2010, Blackstone Holdings Finance Co. L.L.C. issued $400 million in aggregate principal amount of 5.875% Senior Notes which will mature on March 15, 2021, unless earlier redeemed or repurchased. In August 2012, Blackstone Holdings Finance Co. L.L.C. issued $400 million in aggregate principal amount of 4.75% Senior Notes which will mature on February 15, 2023 and $250 million in aggregate principal amount of 6.25% Senior Notes which will mature on August 15, 2042. In April 2014, Blackstone Holdings Finance Co. L.L.C. issued $500 million in aggregate principal amount of 5.000% Senior Notes which will mature on June 15, 2044, unless earlier redeemed or repurchased. In April 2015, Blackstone Holdings Finance Co. L.L.C. issued $350 million in aggregate principal amount of 4.450% Senior Notes which will mature on July 15, 2045, unless earlier redeemed or repurchased. In May 2015, Blackstone Holdings Finance Co. L.L.C. issued €300 million in aggregate principal amount of 2.000% Senior Notes which will mature on May 19, 2025, unless earlier redeemed or repurchased. (These Senior Notes are collectively referred to as the “Notes”.) The Notes are unsecured and unsubordinated obligations of Blackstone Holdings Finance Co. L.L.C. and are fully and unconditionally guaranteed, jointly and severally, by The Blackstone Group L.P. and each of the Blackstone Holdings Partnerships. The Notes contain customary covenants and financial restrictions that, among other things, limit Blackstone Holdings Finance Co. L.L.C. and the guarantors’ ability, subject to certain exceptions, to incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The Notes also contain customary events of default. All or a portion of the Notes may be redeemed at our option, in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the Notes. If a change of control repurchase event occurs, the Notes are subject to repurchase at the repurchase price as set forth in the Notes.

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the year ended December 31, 2015, no units were repurchased. As of December 31, 2015, the amount remaining under this program available for repurchases was $335.8 million.

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

The following chart shows fiscal quarterly and annual per common unitholder distributions for 2013, 2014 and 2015. Distributions are declared and paid in the quarter subsequent to the quarter in which they are earned.

With respect to fiscal year 2015, we have paid to common unitholders distributions of $0.89, $0.74, $0.49 and $0.61 per common unit in respect of the first, second, third and fourth quarters, respectively, aggregating $2.73 per common unit. With respect to fiscal years 2014 and 2013, we paid aggregate common unitholder distributions of $2.12 per common unit and $1.34 per common unit, respectively.

With respect to fiscal year 2015, we have paid to the Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships distributions of $0.90, $0.74, $0.49 and $0.65 per Blackstone Holdings Partnership Unit in respect of the first, second, third and fourth quarters, respectively, aggregating $2.78 per Blackstone Holdings Partnership Unit. With respect to fiscal years 2014 and 2013, we paid aggregate distributions of $2.46 per Blackstone Holdings Partnership Unit and $1.52 per Blackstone Holdings Partnership Unit, respectively.

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

The following table presents information regarding these financial instruments in our Consolidated Statements of Financial Condition:

	Reverse Repurchase Agreements	Repurchase Agreements	Securities Sold, Not Yet Purchased
	(Dollars in Millions)
Balance, December 31, 2015	$204.9	$40.9	$176.7
Balance, December 31, 2014	$—	$29.9	$85.9
Year Ended December 31, 2015
Average Daily Balance	$92.9	$61.9	$172.5
Maximum Daily Balance	$236.2	$147.2	$281.9

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

On private equity, real estate, and certain credit-focused funds:

•	0.25% to 2.00% of committed capital or invested capital during the investment period,

•	0.25% to 1.75% of invested capital or investment fair value subsequent to the investment period for private equity and real estate funds, and

•	1.00% to 1.50% of invested capital or net asset value subsequent to the investment period for certain credit-focused funds.

On real estate and credit-focused funds structured like hedge funds:

•	1.50% of net asset value.

On credit-focused separately managed accounts:

•	0.35% to 1.35% of net asset value.

On real estate separately managed accounts:

•	0.50% to 2.00% of invested capital, net operating income or net asset value.

On funds of hedge funds and separately managed accounts invested in hedge funds:

•	0.50% to 1.25% of net asset value.

On CLO vehicles:

•	0.40% to 0.65% of total assets.

On credit-focused registered and non-registered investment companies:

•	0.35% to 1.50% of fund assets or net asset value.

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

Carried Interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the preferred return or, in limited instances, after certain thresholds for return of capital are met. Carried Interest is subject to clawback to the extent that the Carried Interest received to date exceeds the amount due to Blackstone based on cumulative results. As such, the accrual for potential repayment of previously received Carried Interest, which is a component of Due to Affiliates, represents all amounts previously distributed to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Blackstone Carry Funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual clawback liability, however, generally does not become realized until the end of a fund’s life except for certain funds, including certain Blackstone real estate funds, multi-asset class investment funds and credit-focused funds, which may have an interim clawback liability.

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

Expenses

Our expenses include compensation and benefits expense and general and administrative expenses. Our accounting policies related thereto are as follows:

Compensation and Benefits — Compensation — Compensation and Benefits consists of (a) employee compensation, comprising salary and bonus, and benefits paid and payable to employees and senior managing directors and (b) equity-based compensation associated with the grants of equity-based awards to employees and senior managing directors. Compensation cost relating to the issuance of equity-based awards to senior managing directors and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight-line basis, except in the case of (a) equity-based awards that do not require future service, which are expensed immediately and (b) certain awards to recipients that meet specified criteria making them eligible for retirement treatment (allowing such recipient to keep a percentage of those awards upon departure from Blackstone after becoming eligible for retirement), for which the expense for the portion of the award that would be retained in the event of retirement is either expensed immediately or amortized to the retirement date. Cash settled equity-based awards are classified as liabilities and are remeasured at the end of each reporting period.

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

•

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Financial instruments which are generally included in this category include corporate bonds and loans, including corporate bonds and loans held within CLO vehicles, government and agency securities, less liquid and restricted equity securities, and certain over-the-counter derivatives where the fair value is based on observable inputs. Upon adoption of the new CLO measurement guidance adopted as of January 1, 2015, senior and subordinated notes issued by CLO vehicles are classified within Level II of the fair value hierarchy.

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

•	Freestanding Derivatives are valued using contractual cash flows and observable inputs comprising yield curves, foreign currency rates and credit spreads.

•

Upon adoption of the new CLO measurement guidance adopted January 1, 2015, senior and subordinate notes issued by CLO vehicles are classified based on the more observable fair value of CLO assets less (a) the fair value of any beneficial interests held by Blackstone, and (b) the carrying value of any beneficial interests that represent compensation for services.

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

Level III Valuation Process

Investments classified within Level III of the fair value hierarchy are valued on a quarterly basis, taking into consideration any changes in Blackstone’s weighted-average cost of capital assumptions, discounted cash flow projections and exit multiple assumptions, as well as any changes in economic and other relevant conditions, and valuation models are updated accordingly. The valuation process also includes a review by an independent valuation party, at least annually for all investments, and quarterly for certain investments, to corroborate the values determined by management. The valuations of Blackstone’s investments are reviewed quarterly by a valuation committee chaired by Blackstone’s Vice Chairman and includes senior heads of each of Blackstone’s businesses, as well as representatives of legal and finance. Each quarter, the valuations of Blackstone’s investments are also reviewed by the Audit Committee in a meeting attended by the chairman of the valuation committee. The valuations are further tested by comparison to actual sales prices obtained on disposition of the investments.

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

In addition, the Partnership has elected the fair value option for the assets and liabilities of CLO vehicles that are consolidated as of January 1, 2010, as a result of the initial adoption of variable interest entity consolidation guidance. The Partnership has also elected the fair value option for CLO vehicles consolidated as a result of the acquisitions of CLO management contracts or the acquisition of the share capital of CLO managers. Historically, the adjustment resulting from the difference between the fair value of assets and liabilities for each of these events was presented as a transition and acquisition adjustment to Appropriated Partners’ Capital. Assets of the consolidated CLOs are presented within Investments within the Consolidated Statements of Financial Condition and Liabilities within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by non-consolidated affiliates. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income subsequent to adoption and acquisition are presented within Net Gains (Losses) from Fund Investment Activities. Expenses of consolidated CLO vehicles are presented in Fund Expenses. Historically, amounts attributable to Non-Controlling Interests in Consolidated Entities had a corresponding adjustment to Appropriated Partners’ Capital. On the adoption of the new CLO measurement guidance, there is no attribution of amounts to Non-Controlling Interests and no corresponding adjustments to Appropriated Partners’ Capital.

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

The carrying value of goodwill was $1.7 billion and $1.8 billion as of December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, we determined there was no evidence of Goodwill impairment.

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

Further disclosure on our off-balance sheet arrangements is presented in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing as follows:

•	Note 6. “Derivative Financial Instruments”,

•	Note 9. “Variable Interest Entities”, and

•	Note 18. “Commitments and Contingencies — Commitments, Operating Leases; — Commitments, Investment Commitments; and — Contingencies, Guarantees.”

Recent Accounting Developments

Information regarding recent accounting developments and their impact on Blackstone can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of December 31, 2015 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	2016	2017-2018	2019-2020	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$75,076	$146,836	$130,986	$490,835	$843,733
Purchase Obligations	23,748	20,574	4,333	4	48,659
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	585,000	2,227,990	2,812,990
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	147,458	288,032	249,276	1,412,674	2,097,440
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	4,453	519,318	—	3,395,009	3,918,780
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	75,651	137,702	131,874	470,539	815,766
Blackstone Funds Capital Commitments to Investee Funds (f)	48,633	—	—	—	48,633
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (g)	72,766	142,208	182,566	830,398	1,227,938
Unrecognized Tax Benefits, Including Interest and Penalties (h)	5,630	—	—	—	5,630
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (i)	1,994,471	—	—	—	1,994,471

Consolidated Contractual Obligations	2,447,886	1,254,670	1,284,035	8,827,449	13,814,040
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	(4,453)	(519,318)	—	(3,395,009)	(3,918,780)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	(75,651)	(137,702)	(131,874)	(470,539)	(815,766)
Blackstone Funds Capital Commitments to Investee Funds (f)	(48,633)	—	—	—	(48,633)

Blackstone Operating Entities Contractual Obligations	$2,319,149	$597,650	$1,152,161	$4,961,901	$9,030,861

(a)	We lease our primary office space under agreements that expire through 2032. In connection with certain lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Consolidated Statements of Financial Condition. The amounts are presented net of contractual sublease commitments.
(b)	Represents the principal amount due on the senior notes we issued. As of December 31, 2015, we had no outstanding borrowings under our revolver.
(c)	Represents interest to be paid over the maturity of our senior notes and borrowings under our revolving credit facility which has been calculated assuming no pre-payments are made and debt is held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.
(d)	These obligations are those of the Blackstone Funds including the consolidated CLO vehicles.
(e)

Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of

December 31, 2015, at spreads to market rates pursuant to the financing agreements, and range from 0.33% to 7.00%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(f)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(g)	Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s initial public offering in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Consolidated Financial Statements and shown in Note 17. “Related Party Transactions” (see “Item 8. Financial Statements and Supplementary Data”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(h)	The total represents gross unrecognized tax benefits of $3.2 million and interest and penalties of $2.4 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $12.5 million and interest of $5.0 million; therefore, such amounts are not included in the above contractual obligations table.
(i)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

In connection with the spin-off of our financial and strategic advisory services, restructuring and reorganization advisory service and Park Hill group businesses, certain of the Blackstone equity awards held by PJT Partners’ personnel who remained employed with PJT Partners through the spin-off were converted into equity awards of PJT Partners. As described under “Certain Relationships and Related Party Transactions — Agreements with Blackstone Related to the Spin-Off — Employee Matters Agreement” in the Form 10 filed by PJT Partners Inc. on September 3, 2015, if in the first 180 calendar days following the spin-off the value of the PJT Partners’ personnel’s converted equity award is less than the value that the relinquished Blackstone award would have had over the same period, Blackstone will pay (in cash, Blackstone equity or PJT Partners equity, at Blackstone’s discretion) certain “true-up” awards to PJT Partners’ personnel. As an illustrative example, $8.3 million would be payable by Blackstone pursuant to this “true-up” requirement if the “true-up” awards were calculated as of December 31, 2015.

Guarantees

Blackstone and certain of its consolidated funds provide financial guarantees. The amounts and nature of these guarantees are described in Note 18. “Commitments and Contingencies — Contingencies — Guarantees” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Consolidated Financial Statements as of December 31, 2015.

Clawback Obligations

Carried Interest is subject to clawback to the extent that the Carried Interest received to date with respect to a fund exceeds the amount due to Blackstone based on cumulative results of that fund. The actual clawback liability, however, generally does not become realized until the end of a fund’s life except for certain Blackstone real estate funds, multi-asset class investment funds and credit-focused funds, which may have an interim clawback liability. The lives of the carry funds, including available contemplated extensions, for which a liability for potential clawback obligations has been recorded for financial reporting purposes, are currently anticipated to expire at various points through 2028. Further extensions of such terms may be implemented under given circumstances.

For financial reporting purposes, the general partners have recorded a liability for potential clawback obligations to the limited partners of some of the carry funds due to changes in the unrealized value of a fund’s remaining investments and where the fund’s general partner has previously received Carried Interest distributions with respect to such fund’s realized investments.

As of December 31, 2015, the total clawback obligations were $3.4 million, of which $1.7 million related to current and former Blackstone personnel and $1.7 million related to Blackstone Holdings. If, at December 31, 2015, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of carried interest subject to potential clawback would be $4.4 billion, on an after tax basis where applicable, of which $4.1 billion related to Blackstone Holdings and $370.5 million related to current and former Blackstone personnel. (See Note 17. “Related Party Transactions” and Note 18. “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.)

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

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the fair value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the years ended December 31, 2015 and December 31, 2014, the approximate percentages of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	Year Ended December 31,
	2015	2014
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	34%	36%

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of December 31, 2015 and December 31, 2014, we estimate that a 10% decline in fair value of the investments would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

	December 31,
	2015			2014
	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$85,463	$1,296,886	$250,246	$86,002	$1,725,051	$268,053

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Total Assets Under Management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	December 31, 2015
	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Private Equity	$50,433,836	54%
Real Estate	$66,146,413	82%
Credit	$44,555,315	54%

The fair value of our investments and securities can vary significantly based on a number of factors that take into consideration the diversity of the Blackstone Funds’ investment portfolio and on a number of factors and inputs such as similar transactions, financial metrics, and industry comparatives, among others. (See “Part I. Item 1A. Risk

Factors” above. Also see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investments, at Fair Value.”) We believe these fair value amounts should be utilized with caution as our intent and strategy is to hold investments and securities until prevailing market conditions are beneficial for investment sales.

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of December 31, 2015 and December 31, 2014, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

	December 31,
	2015			2014
	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$13,464	$270,190	$41,445	$21,882	$333,784	$36,254

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of December 31, 2015 and December 31, 2014, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	December 31,
	2015	2014
	(Dollars in Thousands)
Annualized Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates	$45	$69

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

	December 31,
	2015			2014
	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets
	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$140	(a)	$20,486	$17,868	(a)	$15,201

(a)	As of December 31, 2015 and 2014, this represents 0.0% and 0.6% of the Treasury Liquidity Portfolio, respectively.

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

We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	December 31,
	2015	2014
	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$32,182	$57,157

(a)	As of December 31, 2015 and 2014, this represents 0.8% and 1.8% of the Treasury Liquidity Portfolio, respectively.

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

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders of The Blackstone Group L.P.:

We have audited the accompanying consolidated statements of financial condition of The Blackstone Group L.P. and subsidiaries (“Blackstone”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2015. We also have audited Blackstone’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Blackstone’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on Blackstone’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Blackstone Group L.P. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Blackstone maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, Blackstone adopted the Financial Accounting Standards Board’s amended consolidation guidance as of January 1, 2015.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 26, 2016

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Financial Condition

(Dollars in Thousands, Except Unit Data)

	December 31, 2015	December 31, 2014
Assets
Cash and Cash Equivalents	$1,837,324	$1,412,472
Cash Held by Blackstone Funds and Other	587,132	1,808,092
Investments (including assets pledged of $64,535 and $45,764 at December 31, 2015 and December 31, 2014 , respectively)	14,324,097	22,765,589
Accounts Receivable	613,153	559,321
Reverse Repurchase Agreements	204,893	—
Due from Affiliates	1,240,797	1,128,408
Intangible Assets, Net	345,547	458,833
Goodwill	1,718,519	1,787,392
Other Assets	377,189	324,760
Deferred Tax Assets	1,277,429	1,252,230

Total Assets	$22,526,080	$31,497,097

Liabilities and Partners’ Capital
Loans Payable	$6,116,747	$8,923,841
Due to Affiliates	1,282,700	1,490,088
Accrued Compensation and Benefits	2,029,918	2,439,257
Securities Sold, Not Yet Purchased	176,667	85,878
Repurchase Agreements	40,929	29,907
Accounts Payable, Accrued Expenses and Other Liabilities	648,662	1,194,579

Total Liabilities	10,295,623	14,163,550

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	183,459	2,441,854

Partners’ Capital
The Blackstone Group L.P. Partners’ Capital
Partners’ Capital (common units: 624,450,162 issued and outstanding as of December 31, 2015; 595,624,855 issued and outstanding as of December 31, 2014)	6,322,307	6,999,830
Appropriated Partners’ Capital	—	81,301
Accumulated Other Comprehensive Income	(52,519)	(20,864)

Total The Blackstone Group L.P. Partners’ Capital	6,269,788	7,060,267
Non-Controlling Interests in Consolidated Entities	2,408,701	3,415,356
Non-Controlling Interests in Blackstone Holdings	3,368,509	4,416,070

Total Partners’ Capital	12,046,998	14,891,693

Total Liabilities and Partners’ Capital	$22,526,080	$31,497,097

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

	December 31, 2015	December 31, 2014
Assets
Cash Held by Blackstone Funds and Other	$435,775	$1,325,094
Investments	4,558,216	7,759,322
Accounts Receivable	122,077	131,996
Due from Affiliates	25,561	65,124
Other Assets	12,693	48,441

Total Assets	$5,154,322	$9,329,977

Liabilities
Loans Payable	$3,319,656	$6,787,100
Due to Affiliates	39,532	182,107
Accounts Payable, Accrued Expenses and Other	316,498	697,149

Total Liabilities	$3,675,686	$7,666,356

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Operations

(Dollars in Thousands, Except Unit and Per Unit Data)

	Year Ended December 31,
	2015	2014	2013
Revenues
Management and Advisory Fees, Net	$2,542,505	$2,497,252	$2,193,985

Performance Fees
Realized
Carried Interest	3,205,290	2,450,082	943,958
Incentive Fees	193,238	249,005	464,838
Unrealized
Carried Interest	(1,595,174)	1,704,924	2,158,010
Incentive Fees	(6,688)	(29,749)	(22,749)

Total Performance Fees	1,796,666	4,374,262	3,544,057

Investment Income (Loss)
Realized	555,171	523,735	188,644
Unrealized	(350,529)	10,265	611,664

Total Investment Income	204,642	534,000	800,308

Interest and Dividend Revenue	94,957	69,809	64,511
Other	7,782	9,405	10,307

Total Revenues	4,646,552	7,484,728	6,613,168

Expenses
Compensation and Benefits
Compensation	1,726,191	1,868,868	1,844,485
Performance Fee Compensation
Realized
Carried Interest	793,801	815,643	257,201
Incentive Fees	85,945	110,099	200,915
Unrealized
Carried Interest	(312,696)	379,037	966,717
Incentive Fees	(2,490)	(19,276)	(11,651)

Total Compensation and Benefits	2,290,751	3,154,371	3,257,667
General, Administrative and Other	576,103	549,463	474,442
Interest Expense	144,522	121,524	107,973
Fund Expenses	79,499	30,498	26,658

Total Expenses	3,090,875	3,855,856	3,866,740

Other Income
Reversal of Tax Receivable Agreement Liability	82,707	—	20,469
Net Gains from Fund Investment Activities	176,364	357,854	381,664

Total Other Income	259,071	357,854	402,133

Income Before Provision for Taxes	1,814,748	3,986,726	3,148,561
Provision for Taxes	190,398	291,173	255,642

Net Income	1,624,350	3,695,553	2,892,919
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	11,145	74,794	183,315
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	219,900	335,070	198,557
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	683,516	1,701,100	1,339,845

Net Income Attributable to The Blackstone Group L.P.	$709,789	$1,584,589	$1,171,202

Net Income Per Common Unit
Common Units, Basic	$1.12	$2.60	$2.00

Common Units, Diluted	$1.04	$2.58	$1.98

Weighted-Average Common Units Outstanding
Common Units, Basic	634,337,179	608,803,111	587,018,828

Common Units, Diluted	1,188,085,411	613,176,405	590,546,640

Revenues Earned from Affiliates
Management and Advisory Fees, Net	$210,672	$327,134	$253,877

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

	Year Ended December 31,
	2015	2014	2013
Net Income	$1,624,350	$3,695,553	$2,892,919
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	(49,238)	(57,924)	9,896

Comprehensive Income	1,575,112	3,637,629	2,902,815
Less:
Comprehensive Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	11,145	74,794	183,315
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	202,318	301,477	207,157
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	683,516	1,701,100	1,339,845

Comprehensive Income Attributable to The Blackstone Group L.P.	$678,133	$1,560,258	$1,172,498

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statement of Changes in Partners’ Capital

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income	Total	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2012	556,354,387	$4,955,649	$509,028	$2,170	$5,466,847	$1,443,559	$2,748,356	$9,658,762	$1,556,185
Consolidation of Fund Entity	—	—	—	—	—	659,001	—	659,001	—
Net Income	—	1,171,202	—	—	1,171,202	198,557	1,339,845	2,709,604	183,315
Allocation of Losses of Consolidated CLO Entities	—	—	(186,183)	—	(186,183)	186,183	—	—	—
Currency Translation Adjustment	—	—	—	1,296	1,296	8,600	—	9,896	—
Allocation of Currency Translation Adjustment of Consolidated CLO Entities	—	—	8,600	—	8,600	(8,600)	—	—	—
Capital Contributions	—	—	—	—	—	285,757	262	286,019	894,792
Capital Distributions	—	(679,082)	—	—	(679,082)	(306,605)	(790,397)	(1,776,084)	(555,943)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	(2,403)	—	(2,403)	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(43)	—	—	(43)	—	—	(43)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	80,580	—	—	80,580	—	—	80,580	—
Equity-Based Compensation	—	411,516	—	—	411,516	—	399,567	811,083	—
Relinquished with Deconsolidation and Liquidation of Partnership	—	—	(30,737)	—	(30,737)	(2)	—	(30,739)	(127,907)
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	6,464,259	(20,366)	—	—	(20,366)	—	(481)	(20,847)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(2,519)	—	—	(2,519)	—	2,519	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	8,232,434	43,255	—	—	43,255	—	(43,255)	—	—
Issuance of New Units	1,541,199	42,400	—	—	42,400	—	—	42,400	—

Balance at December 31, 2013	572,592,279	$6,002,592	$300,708	$3,466	$6,306,766	$2,464,047	$3,656,416	$12,427,229	$1,950,442

continued…

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statement of Changes in Partners’ Capital

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive Income (Loss)	Total	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2013	572,592,279	$6,002,592	$300,708	$3,466	$6,306,766	$2,464,047	$3,656,416	$12,427,229	$1,950,442
Acquisition Adjustments Relating to Consolidation of CLO Entities	—	—	8,398	—	8,398	—	—	8,398	—
Consolidation of Fund Entity	—	—	—	—	—	323,158	—	323,158	30,922
Net Income	—	1,584,589	—	—	1,584,589	335,070	1,701,100	3,620,759	74,794
Allocation of Losses of Consolidated CLO Entities	—	—	(111,723)	—	(111,723)	111,723	—	—	—
Currency Translation Adjustment	—	—	—	(24,330)	(24,330)	(33,594)	—	(57,924)	—
Allocation of Currency Translation Adjustment of Consolidated CLO Entities	—	—	(33,594)	—	(33,594)	33,594	—	—	—
Reclassification of Currency Translation Adjustment Due to Deconsolidation of CLO Entities	—	(611)	—	—	(611)	—	—	(611)	—
Capital Contributions	—	—	—	—	—	760,357	—	760,357	851,658
Capital Distributions	—	(1,148,139)	—	—	(1,148,139)	(577,032)	(1,200,457)	(2,925,628)	(465,962)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	(1,885)	—	(1,885)	—
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(6)	—	—	(6)	—	—	(6)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	22,982	—	—	22,982	—	—	22,982	—
Equity-Based Compensation	—	421,363	—	—	421,363	—	386,703	808,066	—
Relinquished with Deconsolidation and Liquidation of Partnership	—	—	(82,488)	—	(82,488)	(82)	—	(82,570)	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	6,407,733	(35,469)	—	—	(35,469)	—	(783)	(36,252)	—
Excess Tax Benefits Related to Equity-Based Compensation, Net	—	25,620	—	—	25,620	—	—	25,620	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	9,032	—	—	9,032	—	(9,032)	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	16,624,843	117,877	—	—	117,877	—	(117,877)	—	—

Balance at December 31, 2014	595,624,855	$6,999,830	$81,301	$(20,864)	$7,060,267	$3,415,356	$4,416,070	$14,891,693	$2,441,854

continued…

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statement of Changes in Partners’ Capital

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive (Loss)	Total	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2014	595,624,855	$6,999,830	$81,301	$(20,864)	$7,060,267	$3,415,356	$4,416,070	$14,891,693	$2,441,854
Deconsolidation of CLOs and Funds on Adoption of ASU 2015-02	—	—	(90,928)	—	(90,928)	(1,002,728)	—	(1,093,656)	(2,258,289)
Adjustment to Appropriated Partners’ Capital on Adoption of ASU 2014-13	—	—	9,627	—	9,627	—	—	9,627	—
Net Income	—	709,789	—	—	709,789	219,900	683,516	1,613,205	11,145
Currency Translation Adjustment	—	—	—	(31,655)	(31,655)	(39,475)	—	(71,130)	—
Capital Contributions	—	—	—	—	—	491,456	—	491,456	2,357
Capital Distributions	—	(1,812,602)	—	—	(1,812,602)	(663,536)	(1,684,744)	(4,160,882)	(13,608)
Distributions Associated with the Spin-Off	—	(232,034)	—	—	(232,034)	—	(135,204)	(367,238)	—
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	(12,272)	—	(12,272)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	65,027	—	—	65,027	—	—	65,027	—
Equity-Based Compensation	—	356,440	—	—	356,440	—	315,442	671,882	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	12,180,703	(59,128)	—	—	(59,128)	—	(1,903)	(61,031)	—
Excess Tax Benefits Related to Equity-Based Compensation, Net	—	70,317	—	—	70,317	—	—	70,317	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	92,785	—	—	92,785	—	(92,785)	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	16,644,604	131,883	—	—	131,883	—	(131,883)	—	—

Balance at December 31, 2015	624,450,162	$6,322,307	$—	$(52,519)	$6,269,788	$2,408,701	$3,368,509	$12,046,998	$183,459

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2015	2014	2013
Operating Activities
Net Income	$1,624,350	$3,695,553	$2,892,919
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Blackstone Funds Related
Unrealized (Appreciation) Depreciation on Investments Allocable to Non-Controlling Interests in Consolidated Entities	356,170	(430,738)	(1,069,479)
Net Realized Gains on Investments	(4,121,003)	(3,343,635)	(1,792,106)
Changes in Unrealized (Gains) Losses on Investments Allocable to The Blackstone Group L.P.	365,894	83,140	(506,546)
Non-Cash Performance Fees	1,391,946	(1,317,707)	(1,143,903)
Non-Cash Performance Fee Compensation	564,560	1,285,503	1,413,182
Equity-Based Compensation Expense	629,642	734,733	855,087
Excess Tax Benefits Related to Equity-Based Compensation	(70,318)	(25,646)	(5,769)
Amortization of Intangibles	101,437	101,915	95,671
Other Non-Cash Amounts Included in Net Income	144,657	121,808	206,451
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Held by Blackstone Funds and Other	1,220,959	(390,092)	371,641
Cash Relinquished with Deconsolidation and Liquidation of Partnership	(442,370)	(476,533)	(173,726)
Accounts Receivable	(213,706)	229,331	(46,580)
Reverse Repurchase Agreements	(204,893)	148,984	99,034
Due from Affiliates	(97,487)	229,837	237,169
Other Assets	(149,732)	(82,890)	15,445
Accrued Compensation and Benefits	(917,428)	(836,852)	(454,724)
Securities Sold, Not Yet Purchased	96,780	(144,383)	(142,952)
Accounts Payable, Accrued Expenses and Other Liabilities	(474,652)	(305,978)	(316,082)
Repurchase Agreements	11,012	(325,199)	174,629
Due to Affiliates	(102,847)	35,504	(216,671)
Treasury Cash Management Strategies
Investments Purchased	(3,907,391)	(3,448,738)	(4,368,096)
Cash Proceeds from Sale of Investments	3,909,637	3,022,390	4,643,886
Blackstone Funds Related
Investments Purchased	(4,029,723)	(7,531,108)	(8,245,313)
Cash Proceeds from Sale or Pay Down of Investments	6,711,549	10,625,790	11,024,774

Net Cash Provided by Operating Activities	2,397,043	1,654,989	3,547,941

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(59,247)	(30,271)	(25,637)
Net Cash Paid for Acquisitions, Net of Cash Acquired	—	—	(146,117)
Changes in Restricted Cash	5,843	5,846	5,850

Net Cash Used in Investing Activities	(53,404)	(24,425)	(165,904)

continued…

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2015	2014	2013
Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	$(677,110)	$(982,405)	$(844,011)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	479,678	1,560,183	1,114,457
Purchase of Interests from Certain Non-Controlling Interest Holders	—	(6)	(43)
Cash Relinquished in Conjunction with the Spin-Off	(55,412)	—	—
Payments Under Tax Receivable Agreement	(84,484)	(86,733)	—
Net Delivery of Vested Common Units and Repurchase of Common and Holdings Units	(61,031)	(36,252)	(24,140)
Excess Tax Benefits Related to Equity-Based Compensation	70,318	25,646	5,769
Proceeds from Loans Payable	675,807	491,150	11,367
Repayment and Repurchase of Loans Payable	(923)	(8,735)	(16,777)
Distributions to Unitholders	(3,497,346)	(2,348,596)	(1,469,479)
Blackstone Funds Related
Proceeds from Loans Payable	1,747,807	2,144,390	53,917
Repayment of Loans Payable	(516,706)	(1,808,549)	(2,090,674)

Net Cash Used in Financing Activities	(1,919,402)	(1,049,907)	(3,259,614)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	615	(183)	73

Net Increase in Cash and Cash Equivalents	424,852	580,474	122,496
Cash and Cash Equivalents, Beginning of Period	1,412,472	831,998	709,502

Cash and Cash Equivalents, End of Period	$1,837,324	$1,412,472	$831,998

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$126,167	$116,296	$125,361

Payments for Income Taxes	$115,814	$236,718	$69,858

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$2,277	$47,683	$63,273

Non-Cash Distributions to Non-Controlling Interest Holders	$(34)	$(60,589)	$(18,537)

Net Assets Associated with the Spin-Off	$(311,826)	$—	$—

Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$(295)	$16,181	$(6,029)

Net Assets Related to the Consolidation of CLO Vehicles	$—	$8,398	$—

Net Assets Related to the Consolidation of Certain Fund Entities	$—	$354,080	$659,001

In-kind Contribution of Capital	$—	$—	$2,323

Notes Issuance Costs	$5,269	$4,375	$—

Transfer of Interests to Non-Controlling Interest Holders	$(12,272)	$(1,885)	$(2,403)

Change in The Blackstone Group L.P.’s Ownership Interest	$92,785	$9,032	$(2,519)

Net Settlement of Vested Common Units	$139,941	$69,426	$153,522

Conversion of Blackstone Holdings Units to Common Units	$131,883	$117,877	$43,255

Acquisition of Ownership Interests from Non-Controlling Interest Holders Deferred Tax Asset	$(195,291)	$(105,686)	$(113,757)

Due to Affiliates	$130,264	$82,704	$33,177

Partners’ Capital	$65,027	$22,982	$80,580

Issuance of New Units	$—	$—	$42,400

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1.	ORGANIZATION

The Blackstone Group L.P., together with its subsidiaries (“Blackstone” or the “Partnership”), is a leading global manager of private capital. The alternative asset management business includes the management of private equity funds, real estate funds, real estate investment trusts (“REITs”), funds of hedge funds, hedge funds, credit-focused funds, collateralized loan obligation (“CLO”) vehicles, collateralized debt obligation (“CDO”) vehicles, separately managed accounts and registered investment companies (collectively referred to as the “Blackstone Funds”). Blackstone has also historically provided various financial advisory services, including financial and strategic advisory, restructuring and reorganization advisory and fund placement services. Blackstone’s business is organized into four segments: private equity, real estate, hedge fund solutions and credit.

On October 1, 2015, Blackstone completed the spin-off of the operations that historically constituted Blackstone’s Financial Advisory segment, other than Blackstone’s capital markets services business. Blackstone’s capital markets services business was retained and was not part of the spin-off. As of October 1, 2015, Blackstone no longer reported a Financial Advisory segment.

The Partnership was formed as a Delaware limited partnership on March 12, 2007. The Partnership is managed and operated by its general partner, Blackstone Group Management L.L.C., which is in turn wholly owned and controlled by one of Blackstone’s founders, Stephen A. Schwarzman (the “Founder”), and Blackstone’s other senior managing directors. The activities of the Partnership are conducted through its holding partnerships: Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. (collectively, “Blackstone Holdings”, “Blackstone Holdings Partnerships” or the “Holding Partnerships”). The Partnership, through its wholly owned subsidiaries, is the sole general partner in each of these Holding Partnerships.

On October 1, 2015, Blackstone formed a new holding partnership, Blackstone Holdings AI L.P., which holds certain operating entities and operates in a manner similar to the existing Blackstone Holdings Partnerships.

Generally, holders of the limited partner interests in the Holding Partnerships may, four times each year, exchange their limited partnership interests (“Partnership Units”) for Blackstone common units, on a one-to-one basis, exchanging one Partnership Unit from each of the Holding Partnerships for one Blackstone common unit.

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

Carried Interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the preferred return or, in limited instances, after certain thresholds for return of capital are met. Carried Interest is subject to clawback to the extent that the Carried Interest received to date exceeds the amount due to Blackstone based on cumulative results. As such, the accrual for potential repayment of previously received Carried Interest, which is a component of Due to Affiliates, represents all amounts previously distributed to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Blackstone Carry Funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual clawback liability, however, generally does not become realized until the end of a fund’s life except for certain funds, including certain Blackstone real estate funds, multi-asset class investment funds and credit-focused funds, which may have an interim clawback liability.

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

•

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Financial instruments which are generally included in this category include corporate bonds and loans, including corporate bonds and loans held within CLO vehicles, government and agency securities, less liquid and restricted equity securities, and certain over-the-counter derivatives where the fair value is based on observable inputs. Upon adoption of the new CLO measurement guidance adopted as of January 1, 2015, senior and subordinated notes issued by CLO vehicles are classified within Level II of the fair value hierarchy.

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

•	Freestanding Derivatives are valued using contractual cash flows and observable inputs comprising yield curves, foreign currency rates and credit spreads.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

•

Upon adoption of the new CLO measurement guidance adopted January 1, 2015, senior and subordinate notes issued by CLO vehicles are classified based on the more observable fair value of CLO assets less (a) the fair value of any beneficial interests held by Blackstone, and (b) the carrying value of any beneficial interests that represent compensation for services.

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

Credit-Focused Liabilities — Credit-focused liabilities comprise senior and subordinate loans issued by Blackstone’s consolidated CLO vehicles. Such liabilities are valued using a discounted cash flow method. On the adoption of new accounting guidance as of January 1, 2015 and the application of a permitted measurement alternative, such liabilities are valued based on the more observable fair value of related assets held by CLO vehicles less (a) the fair value of any beneficial interests held by Blackstone and (b) the carrying value of any beneficial interest that represents compensation for services.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Level III Valuation Process

Investments classified within Level III of the fair value hierarchy are valued on a quarterly basis, taking into consideration any changes in Blackstone’s weighted-average cost of capital assumptions, discounted cash flow projections and exit multiple assumptions, as well as any changes in economic and other relevant conditions, and valuation models are updated accordingly. The valuation process also includes a review by an independent valuation party, at least annually for all investments, and quarterly for certain investments, to corroborate the values determined by management. The valuations of Blackstone’s investments are reviewed quarterly by a valuation committee chaired by Blackstone’s Vice Chairman and includes senior heads of each of Blackstone’s businesses, as well as representatives of legal and finance. Each quarter, the valuations of Blackstone’s investments are also reviewed by the Audit Committee in a meeting attended by the chairman of the valuation committee. The valuations are further tested by comparison to actual sales prices obtained on disposition of the investments.

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

In addition, the Partnership has elected the fair value option for the assets and liabilities of CLO vehicles that are consolidated as of January 1, 2010, as a result of the initial adoption of variable interest entity consolidation guidance. The Partnership has also elected the fair value option for CLO vehicles consolidated as a result of the acquisitions of CLO management contracts or the acquisition of the share capital of CLO managers. Historically, the adjustment resulting from the difference between the fair value of assets and liabilities for each of these events was presented as a transition and acquisition adjustment to Appropriated Partners’ Capital. Assets of the consolidated CLOs are presented within Investments within the Consolidated Statements of Financial Condition and Liabilities

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by non-consolidated affiliates. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income subsequent to adoption and acquisition are presented within Net Gains (Losses) from Fund Investment Activities. Expenses of consolidated CLO vehicles are presented in Fund Expenses. Historically, amounts attributable to Non-Controlling Interests in Consolidated Entities had a corresponding adjustment to Appropriated Partners’ Capital. On the adoption of the new CLO measurement guidance, there is no attribution of amounts to Non-Controlling Interests and no corresponding adjustments to Appropriated Partners’ Capital.

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

Redeemable Non-Controlling Interests in Consolidated Entities

Non-controlling interests related to funds of hedge funds and certain other credit-focused funds are subject to annual, semi-annual or quarterly redemption by investors in these funds following the expiration of a specified period of time, or may be withdrawn subject to a redemption fee in the funds of hedge funds and certain credit-focused funds during the period when capital may not be withdrawn. As limited partners in these types of funds have been granted redemption rights, amounts relating to third party interests in such consolidated funds are presented as Redeemable Non-Controlling Interests in Consolidated Entities within the Consolidated Statements of Financial Condition. When redeemable amounts become legally payable to investors, they are classified as a liability and included in Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition. For all consolidated funds in which redemption rights have not been granted, non-controlling interests are presented within Partners’ Capital in the Consolidated Statements of Financial Condition as Non-Controlling Interests in Consolidated Entities.

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

Compensation and Benefits

Compensation and Benefits — Compensation — Compensation and Benefits consists of (a) employee compensation, comprising salary and bonus, and benefits paid and payable to employees and senior managing directors and (b) equity-based compensation associated with the grants of equity-based awards to employees and senior managing directors. Compensation cost relating to the issuance of equity-based awards to senior managing directors and employees is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight-line basis, except in the case of (a) equity-based awards that do not require future service, which are expensed immediately and (b) certain awards to recipients that meet specified criteria making them eligible for retirement treatment (allowing such recipient to keep a percentage of those awards upon departure from Blackstone after becoming eligible for retirement), for which the expense for the portion of the award that would be retained in the event of retirement is either expensed immediately or amortized to the retirement date. Cash settled equity-based awards are classified as liabilities and are remeasured at the end of each reporting period.

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

Other Income also includes amounts attributable to the Reversal of the Tax Receivable Agreement Liability. See Note 14. “Income Taxes — Other Income — Reversal of the Tax Receivable Agreement Liability” for additional information.

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

The Partnership formally documents at inception its hedge relationships, including identification of the hedging instruments and the hedged items, its risk management objectives, strategy for undertaking the hedge transaction and the Partnership’s evaluation of effectiveness of its hedged transaction. At least monthly, the Partnership also formally assesses whether the derivative it designated in each hedging relationship is expected to be, and has been, highly effective in offsetting changes in estimated fair values or cash flows of the hedged items using either the regression analysis or the dollar offset method. For net investment hedges, the Partnership uses a method based on changes in spot rates to measure effectiveness. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued. The Partnership may also at any time remove a designation of a fair value hedge. The fair values of hedging derivative instruments are reflected within Other Assets in the Consolidated Statements of Financial Condition.

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

In February 2015, the FASB issued amended guidance on consolidation. The amended guidance modifies the analysis that companies must perform in order to determine whether a legal entity should be consolidated. The amended guidance simplifies current consolidation rules by (a) reducing the number of consolidation models, (b) eliminating the risk that a reporting entity may have to consolidate a legal entity solely based on a fee arrangement with another legal entity, (c) placing more weight on the risk of loss in order to identify the party that has a controlling financial interest, (d) reducing the number of instances that related party guidance needs to be applied when determining the party that has a controlling financial interest, and changing rules for companies in certain industries that ordinarily employ limited partnership or VIE structures. The amended guidance is effective for public entities for interim and annual periods beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Partnership adopted the guidance for the quarter ended June 30, 2015 and applied a modified retrospective approach as of January 1, 2015. As a result, prior periods have not been impacted. As a result of adoption, certain Blackstone Funds were deconsolidated as of January 1, 2015 resulting in a reduction in consolidated assets and liabilities as of January 1, 2015 of $8.0 billion and $4.7 billion, respectively. The impact of adoption on Redeemable Non-Controlling Interests in Consolidated Entities, Appropriated Partners’ Capital, and Non-Controlling Interests in Consolidated Entities as of January 1, 2015 was a reduction of $2.3 billion, $90.9 million and $1.0 billion, respectively. The cash flow impact of the adoption of the amended guidance was $442.4 million as of January 1, 2015 and is reflected as Cash Relinquished with Deconsolidation and Liquidation of Partnership in the Consolidated Statements of Cash Flows. Adoption of the amended guidance had no impact on Net Income Attributable to The Blackstone Group L.P.

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

In August 2015, the FASB issued clarifying guidance on the presentation and subsequent measurement of debt issuance costs associated with the line of credit arrangements. An entity may defer and present debt issuance costs as assets and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance is effective immediately. Adoption of the guidance did not have a material impact on Blackstone’s consolidated financial statements.

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

The carrying value of goodwill was $1.7 billion and $1.8 billion as of December 31, 2015 and 2014, respectively. At October 1, 2015, the entire goodwill balance of $68.9 million attributable to the Financial Advisory segment was transferred to PJT Partners Inc. at the spin-off. At December 31, 2015 and 2014, the Partnership determined there was no evidence of Goodwill impairment.

At December 31, 2015, goodwill has been allocated to each of the Partnership’s four segments as follows: Private Equity ($778.3 million), Real Estate ($421.7 million), Hedge Fund Solutions ($172.1 million), and Credit ($346.4 million). At December 31, 2014, goodwill has been allocated to each of the Partnership’s historical segments as follows: Private Equity ($778.3 million), Real Estate ($421.7 million), Hedge Fund Solutions ($172.1 million), Credit ($346.4 million), and Financial Advisory ($68.9 million).

Intangible Assets, Net consists of the following:

	December 31,
	2015	2014
Finite-Lived Intangible Assets / Contractual Rights	$1,424,226	$1,464,017
Accumulated Amortization	(1,078,679)	(1,005,184)

Intangible Assets, Net	$345,547	$458,833

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Changes in the Partnership’s Intangible Assets, Net consists of the following:

	Year Ended December 31,
	2015	2014	2013
Balance, Beginning of Year	$458,833	$560,748	$598,535
Amortization Expense	(101,437)	(101,915)	(95,671)
Acquisitions	—	—	57,884
Intangibles Transferred to PJT Partners Inc. at Spin-Off	(11,849)	—	—

Balance, End of Year	$345,547	$458,833	$560,748

Amortization of Intangible Assets held at December 31, 2015 is expected to be $82.9 million, $43.9 million, $43.8 million, $43.8 million, and $43.8 million for each of the years ending December 31, 2016, 2017, 2018, 2019, and 2020, respectively. Blackstone’s intangible assets as of December 31, 2015 are expected to amortize over a weighted-average period of 6.4 years.

4.	INVESTMENTS

Investments consist of the following:

	December 31,
	2015	2014
Investments of Consolidated Blackstone Funds	$4,613,944	$11,375,407
Equity Method Investments	3,110,810	3,240,825
Blackstone’s Treasury Cash Management Strategies	1,682,259	1,666,061
Performance Fees	4,757,932	6,337,045
Other Investments	159,152	146,251

	$14,324,097	$22,765,589

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $451.9 million and $704.9 million at December 31, 2015 and December 31, 2014, respectively.

Investments of Consolidated Blackstone Funds

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income — Net Gains from Fund Investment Activities in the Consolidated Statements of Operations:

	Year Ended December 31,
	2015	2014	2013
Realized Gains	$223,078	$143,194	$205,741
Net Change in Unrealized (Losses)	(161,398)	(20,127)	(26,800)

Realized and Net Change in Unrealized Gains from Blackstone Funds	61,680	123,067	178,941
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	114,684	234,787	202,723

Other Income — Net Gains from Fund Investment Activities	$176,364	$357,854	$381,664

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

Blackstone evaluates each of its equity method investments to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the years ended December 31, 2015, 2014 and 2013, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.

Blackstone holds a 40% non-controlling equity interest in Pátria Investments Limited and Pátria Investimentos Ltda. (collectively, “Pátria”) and accounts for this interest using the equity method of accounting.

The Partnership recognized net gains related to its equity method investments of $82.2 million, $297.9 million and $591.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The summarized financial information of the Partnership’s equity method investments for December 31, 2015 are as follows:

	December 31, 2015 and the Year Then Ended
	Private	Real	Hedge Fund
	Equity	Estate	Solutions	Credit	Other (a)	Total
Statement of Financial Condition
Assets
Investments	$48,210,598	$61,971,919	$21,858,491	$16,136,543	$11,577	$148,189,128
Other Assets	1,041,591	6,210,557	1,927,535	1,174,601	53,825	10,408,109

Total Assets	$49,252,189	$68,182,476	$23,786,026	$17,311,144	$65,402	$158,597,237

Liabilities and Partners’ Capital
Debt	$2,178,261	$5,562,806	$275,068	$2,086,670	$—	$10,102,805
Other Liabilities	1,315,572	1,573,370	1,462,072	956,305	52,269	5,359,588

Total Liabilities	3,493,833	7,136,176	1,737,140	3,042,975	52,269	15,462,393

Partners’ Capital	45,758,356	61,046,300	22,048,886	14,268,169	13,133	143,134,844

Total Liabilities and Partners’ Capital	$49,252,189	$68,182,476	$23,786,026	$17,311,144	$65,402	$158,597,237

Statement of Operations
Interest Income	$384,174	$361,249	$170	$533,591	$—	$1,279,184
Other Income	8,506	1,313,956	35,112	49,042	84,975	1,491,591
Interest Expense	(33,416)	(91,985)	(3,228)	(61,971)	—	(190,600)
Other Expenses	(278,911)	(355,617)	(125,393)	(167,385)	(45,203)	(972,509)
Net Realized and Unrealized Gain from Investments	3,272,934	3,740,127	449,930	(954,692)	17,778	6,526,077

Net Income	$3,353,287	$4,967,730	$356,591	$(601,415)	$57,550	$8,133,743

(a)	Other represents the summarized financial information of equity method investments whose results, for segment reporting purposes, have been allocated across more than one of Blackstone’s segments.

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

	Year Ended December 31,
	2015	2014	2013
Realized Gains (Losses)	$(15,525)	$11,689	$(5,793)
Net Change in Unrealized Gains (Losses)	(35,709)	2,002	(9,342)

	$(51,234)	$13,691	$(15,135)

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Performance Fees

Performance Fees allocated to the general partner in respect of performance of certain Carry Funds, funds of hedge funds and credit-focused funds were as follows:

	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
Performance Fees, December 31, 2014	$2,215,584	$3,721,751	$15,031	$384,679	$6,337,045
Performance Fees Allocated as a Result of Changes in Fund Fair Values	757,001	1,026,731	27,916	(102,286)	1,709,362
Foreign Exchange Gain (Loss)	—	(48,363)	—	—	(48,363)
Fund Distributions	(1,493,142)	(1,598,431)	(33,200)	(115,339)	(3,240,112)

Performance Fees, December 31, 2015	$1,479,443	$3,101,688	$9,747	$167,054	$4,757,932

Other Investments

Other Investments consist primarily of proprietary investment securities held by Blackstone. The following table presents Blackstone’s realized and net change in unrealized gains (losses) in other investments:

	Year Ended December 31,
	2015	2014	2013
Realized Gains	$80	$5,082	$13,468
Net Change in Unrealized (Losses)	(4,079)	(6,309)	(6,758)

	$(3,999)	$(1,227)	$6,710

5.	NET ASSET VALUE AS FAIR VALUE

A summary of fair value by strategy type alongside the remaining unfunded commitments and ability to redeem such investments as of December 31, 2015 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)		Redemption Notice Period
Diversified Instruments	$157,837	$148	(a	)	(a	)
Credit Driven	265,735	268	(b	)	(b	)
Event Driven	64,513	—	(c	)	(c	)
Equity	252	—	(d	)	(d	)
Commodities	2,105	—	(e	)	(e	)

	$490,442	$416

(a)	Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 4% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 96% of investments in this category are redeemable as of the reporting date.
(b)

The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 34% of the fair value of the investments in this category may not

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

be redeemed at, or within three months of, the reporting date. Investments representing 63% of the fair value of the investments in this category are redeemable as of the reporting date. Investments representing 3% of the total fair value in the credit driven category are subject to redemption restrictions such as the investee fund manager’s ability to limit the amount of redemptions.
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

Blackstone uses foreign currency forward contracts to hedge portions of Blackstone’s net investments in foreign operations. The gains and losses due to change in fair value attributable to changes in spot exchange rates on foreign currency derivatives designated as net investment hedges were recognized in Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment. For the year ended December 31, 2015 the resulting gain was $6.7 million.

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

In June 2012, Blackstone removed the fair value hedge designation of its interest rate swaps that were previously used to hedge a portion of the interest rate risk on the Partnership’s fixed rate borrowings. Changes in the fair value of the interest rate swaps subsequent to the date of de-designation are reflected within Freestanding Derivatives within Interest Rate Contracts in the table below.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the aggregate notional amount and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts.

	December 31, 2015				December 31, 2014
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Net Investment Hedges
Foreign Currency Contracts	$53,627	$319	$138	$1	$62,078	$523	$—	$—

Freestanding Derivatives
Blackstone — Other
Interest Rate Contracts	1,681,533	2,212	1,054,465	4,288	223,886	407	879,412	4,590
Foreign Currency Contracts	158,684	2,088	271,891	2,042	192,163	2,798	148,873	681
Credit Default Swaps	—	—	19,250	2,411	19,500	85	56,000	868
Consolidated Blackstone Funds
Foreign Currency Contracts	124,595	1,400	92,094	6,490	199,364	8,915	250,244	21,875
Interest Rate Contracts	—	—	—	—	22,659	2,281	—	—
Credit Default Swaps	—	—	108,786	6,275	—	—	91,372	2,514

	1,964,812	5,700	1,546,486	21,506	657,572	14,486	1,425,901	30,528

Total	$2,018,439	$6,019	$1,546,624	$21,507	$719,650	$15,009	$1,425,901	$30,528

The table below summarizes the impact to the Consolidated Statements of Operations from derivative financial instruments:

	Year Ended December 31,
	2015	2014	2013
Net Investment Hedges — Foreign Currency Contracts
Hedge Ineffectiveness	$283	$—	$—

Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$(8,716)	$(1,012)	$34,206
Foreign Currency Contracts	12,828	8,251	4,022
Credit Default Swaps	2,336	1,363	752

Total	$6,448	$8,602	$38,980

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	$3,933	$(7,757)	$(1,947)
Foreign Currency Contracts	(7,930)	(31,728)	2,636
Credit Default Swaps	(7,518)	5,193	392

Total	$(11,515)	$(34,292)	$1,081

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

As of December 31, 2015, 2014 and 2013, the Partnership had not designated any derivatives as cash flow hedges.

7.	FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	December 31,
	2015	2014
Assets
Loans and Receivables	$261,994	$40,397
Debt Securities	15,176	—
Equity and Preferred Securities	280,879	102,907
Assets of Consolidated CLO Vehicles
Corporate Loans	3,087,563	6,279,592
Corporate Bonds	379,000	292,690
Other	—	44,513

	$4,024,612	$6,760,099

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$3,225,064	$6,448,352
Subordinated Notes	98,371	348,752

	$3,323,435	$6,797,104

The following table presents the realized and net change in unrealized gains (losses) on financial instruments on which the fair value option was elected:

	Year Ended December 31,
	2015		2014		2013
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$(4,793)	$(1,703)	$(3,022)	$43	$(1,101)
Debt Securities	—	(426)	—	—	—	—
Equity and Preferred Securities	(300)	(17,269)	(2,038)	6,885	(2,833)	7,273
Assets of Consolidated CLO Vehicles
Corporate Loans	(1,895)	(36,502)	(77,041)	(28,054)	37,464	172,968
Corporate Bonds	(551)	1,188	(1,405)	(7,931)	4,510	(5,058)
Other	4,431	(3,589)	22,625	17,649	2,647	(476)

	$1,685	$(61,391)	$(59,562)	$(14,473)	$41,831	$173,606

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$—	$—	$(6,626)	$(133,274)	$(6,078)	$(485,655)
Subordinated Notes	—	57,119	—	108,611	—	96,991

	$—	$57,119	$(6,626)	$(24,663)	$(6,078)	$(388,664)

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents information for those financial instruments for which the fair value option was elected:

	December 31, 2015			December 31, 2014
		For Financial Assets Past Due (a)			For Financial Assets Past Due (a)
	(Deficiency) of Fair Value Over Principal	Fair Value	(Deficiency) of Fair Value Over Principal	(Deficiency) of Fair Value Over Principal	Fair Value	(Deficiency) of Fair Value Over Principal
Loans and Receivables	$(8,845)	$—	$—	$(5,323)	$—	$—
Debt Securities	(426)	—	—	—	—	—
Assets of Consolidated
CLO Vehicles
Corporate Loans	(77,900)	1,088	(5,620)	(197,580)	4,369	(21,876)
Corporate Bonds	(6,046)	—	—	(7,814)	—	—

	$(93,217)	$1,088	$(5,620)	$(210,717)	$4,369	$(21,876)

(a)	Corporate Loans and Corporate Bonds within CLO assets are classified as past due if contractual payments are more than one day past due.

As of December 31, 2015 and 2014, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status. As of December 31, 2015, no Corporate Bonds included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual status.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy:

	December 31, 2015
	Level I	Level II	Level III	NAV	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$—	$—	$155,512	$155,512
Equity Securities	82,734	53,250	80,849	—	216,833
Partnership and LLC Interests	—	101,399	472,391	—	573,790
Debt Instruments	—	179,465	20,381	—	199,846
Assets of Consolidated CLO Vehicles
Corporate Loans	—	2,886,792	200,771	—	3,087,563
Corporate Bonds	—	379,000	—	—	379,000
Freestanding Derivatives — Foreign Currency Contracts	—	1,400	—	—	1,400

Total Investments of Consolidated Blackstone Funds	82,734	3,601,306	774,392	155,512	4,613,944

Blackstone’s Treasury Cash Management Strategies
Equity Securities	240,464	—	—	—	240,464
Debt Instruments	—	1,069,915	54,657	115,657	1,240,229
Other	—	—	—	201,566	201,566

Total Blackstone’s Treasury Cash Management Strategies	240,464	1,069,915	54,657	317,223	1,682,259
Money Market Funds	460,233	—	—	—	460,233
Net Investment Hedges — Foreign Currency Contracts	—	319	—	—	319
Freestanding Derivatives			—	—
Interest Rate Contracts	1,806	406	—	—	2,212
Foreign Currency Contracts	—	2,088	—	—	2,088
Loans and Receivables	—	—	261,994	—	261,994
Other Investments	40,261	—	101,184	17,707	159,152

	$825,498	$4,674,034	$1,192,227	$490,442	$7,182,201

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31, 2015
	Level I	Level II	Level III	Total
Liabilities
Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	$—	$3,225,064	$—	$3,225,064
Subordinated Notes (b)	—	98,371	—	98,371
Freestanding Derivatives — Foreign Currency Contracts	—	6,490	—	6,490
Freestanding Derivatives — Credit Default Swaps	—	6,275	—	6,275
Net Investment Hedges — Foreign Currency Contracts	—	1	—	1
Freestanding Derivatives
Interest Rate Contracts	835	3,453	—	4,288
Foreign Currency Contracts	—	2,042	—	2,042
Credit Default Swaps	—	2,411	—	2,411
Securities Sold, Not Yet Purchased	—	176,667	—	176,667

	$835	$3,520,774	$—	$3,521,609

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31, 2014
	Level I	Level II	Level III	Total
Liabilities
Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	$—	$—	$6,448,352	$6,448,352
Subordinated Notes (b)	—	—	348,752	348,752
Freestanding Derivatives — Foreign Currency Contracts	—	21,875	—	21,875
Freestanding Derivatives — Credit Default Swaps	—	2,514	—	2,514
Freestanding Derivatives
Interest Rate Contracts	1,357	3,233	—	4,590
Foreign Currency Contracts	—	681	—	681
Credit Default Swaps	—	868	—	868
Securities Sold, Not Yet Purchased	—	85,878	—	85,878

	$1,357	$115,049	$6,797,104	$6,913,510

(a)	Pursuant to GAAP consolidation guidance, the Partnership is required to consolidate all VIEs in which it has been identified as the primary beneficiary, including certain CLO vehicles, and other funds in which a consolidated entity of the Partnership, as the general partner of the fund, is presumed to have control. While the Partnership is required to consolidate certain funds, including CLO vehicles, for GAAP purposes, the Partnership has no ability to utilize the assets of these funds and there is no recourse to the Partnership for their liabilities since these are client assets and liabilities.
(b)	Senior and subordinate notes issued by CLO vehicles are classified based on the more observable fair value of CLO assets less (a) the fair value of any beneficial interests held by Blackstone, and (b) the carrying value of any beneficial interests that represent compensation for services.

The following table summarizes the fair value transfers between Level I and Level II for positions that existed as of December 31, 2015 and 2014, respectively:

	Year Ended December 31,
	2015	2014
Transfers from Level I into Level II (a)	$—	$1,639
Transfers from Level II into Level I (b)	$32,025	$23,758

(a)	Transfers out of Level I represent those financial instruments for which restrictions exist and adjustments were made to an otherwise observable price to reflect fair value at the reporting date.
(b)	Transfers into Level I represent those financial instruments for which an unadjusted quoted price in an active market became available for the identical asset.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2015:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities	$66,962	Discounted Cash Flows	Discount Rate	7.8% - 25.0%	13.6%
			Revenue CAGR	-5.0% - 61.5%	10.2%
			Exit Multiple - EBITDA	5.0x - 18.2x	9.6x
			Exit Multiple - P/E	10.5x - 17.0x	11.2x
			Exit Capitalization Rate	5.5% - 11.4%	9.0%
	5,426	Other	N/A	N/A	N/A
	6,722	Transaction Price	N/A	N/A	N/A
	1,710	Market Comparable Companies	EBITDA Multiple	6.5x - 8.0x	6.6x
			Book Value Multiple	0.9x	N/A
	29	Third Party Pricing	N/A	N/A	N/A

Partnership and LLC Interests	423,588	Discounted Cash Flows	Discount Rate	2.1% - 25.8%	9.3%
			Revenue CAGR	-24.1% - 31.8%	8.6%
			Exit Multiple - EBITDA	0.1x - 23.8x	9.8x
			Exit Multiple - P/E	9.3x	N/A
			Exit Capitalization Rate	2.7% - 12.1%	6.3%
	30,437	Transaction Price	N/A	N/A	N/A
	16,963	Third Party Pricing	N/A	N/A	N/A
	1,403	Other	N/A	N/A	N/A

Debt Instruments	16,217	Third Party Pricing	N/A	N/A	N/A
	4,086	Discounted Cash Flows	Discount Rate	6.5% - 52.7%	14.1%
			Revenue CAGR	16.8%	N/A
			Exit Multiple - EBITDA	12.0x	N/A
			Exit Capitalization Rate	1.0% - 8.3%	5.8%
	78	Transaction Price	N/A	N/A	N/A

Assets of Consolidated CLO Vehicles	180,988	Third Party Pricing	N/A	N/A	N/A
	19,783	Market Comparable Companies	EBITDA Multiple	4.5x - 7.0x	6.5x

Total Investments of Consolidated Blackstone Funds	774,392

continued …

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Blackstone’s Treasury Cash Management Strategies	$32,004	Discounted Cash Flows	Default Rate	1.0% - 2.0%	1.9%
			Recovery Rate	30.0% - 70.0%	67.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
			Discount Rate	5.8% - 14.0%	8.6%
	22,653	Third Party Pricing	N/A	N/A	N/A

Loans and Receivables	241,897	Discounted Cash Flows	Discount Rate	6.7% - 20.6%	11.0%
	20,097	Third Party Pricing	N/A	N/A	N/A

Other Investments	81,984	Discounted Cash Flows	Discount Rate	1.4% - 12.5%	3.3%
			Default Rate	2.0%	N/A
			Recovery Rate	70.0%	N/A
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
	19,200	Transaction Price	N/A	N/A	N/A

Total	$1,192,227

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

continued …

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Blackstone’s Treasury Cash Management Strategies	$26,167	Discounted Cash Flows	Default Rate	1.0%	N/A
			Recovery Rate	30.0% - 70.0%	66.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	30.0%	N/A
			Reinvestment Rate	LIBOR + 450 bps	N/A
			Discount Rate	5.8% - 10.0%	7.2%
	54,257	Third Party Pricing	N/A	N/A	N/A
	4,470	Transaction Price	N/A	N/A	N/A

Loans and Receivables	26,247	Discounted Cash Flows	Discount Rate	10.5% - 12.2%	10.9%
	14,150	Transaction Price	N/A	N/A	N/A

Other Investments	11,887	Transaction Price	N/A	N/A	N/A
	92,604	Discounted Cash Flows	Discount Rate	1.3% -12.5%	2.9%
			Default Rate	2.0%	N/A
			Recovery Rate	30.0%-70.0%	66.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A

Total	$2,624,605

Financial Liabilities
Liabilities of Consolidated CLO Vehicles	$6,797,104	Discounted Cash Flows	Default Rate	2.0%	N/A

			Recovery Rate	30.0%-70.0%	66.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Discount Rate	0.3% - 19.3%	2.3%
			Reinvestment Rate	LIBOR + 400 bps	N/A

N/A	Not applicable.
CAGR	Compound annual growth rate.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA, forward EBITDA and price/earnings exit multiples.
Third Party Pricing	Third Party Pricing is generally determined on the basis of prices between market participants provided by reputable dealers or pricing services.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.

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

	Level III Financial Assets at Fair Value Year Ended December 31,
	2015				2014
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (c)	Total
Balance, Beginning of Period (a)	$2,394,823	$40,397	$189,385	$2,624,605	$2,460,907	$137,788	$44,774	$2,643,469
Transfer In Due to Consolidation and Acquisition (d)	—	—	—	—	205,890	—	—	205,890
Transfer Out Due to Deconsolidation	(1,460,538)	—	—	(1,460,538)	(335,357)	—	—	(335,357)
Transfer In to Level III (b)	47,097	—	31,479	78,576	570,902	—	32,681	603,583
Transfer Out of Level III (b)	(195,422)	—	(58,158)	(253,580)	(358,406)	—	(48,282)	(406,688)
Purchases	328,237	233,693	47,978	609,908	910,440	192,568	193,367	1,296,375
Sales	(383,302)	(9,535)	(40,000)	(432,837)	(1,211,216)	(284,920)	(17,138)	(1,513,274)
Settlements	—	(4,435)	(465)	(4,900)	—	(1,170)	(522)	(1,692)
Changes in Gains (Losses) Included in Earnings and Other Comprehensive Income	43,497	1,874	(14,378)	30,993	151,663	(3,869)	(15,495)	132,299

Balance, End of Period	$774,392	$261,994	$155,841	$1,192,227	$2,394,823	$40,397	$189,385	$2,624,605

Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	$(5,333)	$1,745	$(3,624)	$(7,212)	$43,450	$(4,048)	$(991)	$38,411

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Liabilities at Fair Value Year Ended December 31,
	2015			2014
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$6,448,352	$348,752	$6,797,104	$8,302,572	$610,435	$8,913,007
Transfer In Due to Consolidation and Acquisition (d)	—	—	—	1,990,703	144,107	2,134,810
Transfer Out Due to Deconsolidation	(4,168,405)	(261,934)	(4,430,339)	(2,231,852)	(277,302)	(2,509,154)
Transfer Out Due to Amended CLO Guidance (e)	(2,279,947)	(86,818)	(2,366,765)	—	—	—
Issuances	—	—	—	557,780	10,000	567,780
Settlements	—	—	—	(1,807,845)	(703)	(1,808,548)
Changes in (Gains) Losses Included in Earnings and Other Comprehensive Income	—	—	—	(363,006)	(137,785)	(500,791)

Balance, End of Period	$—	$—	$—	$6,448,352	$348,752	$6,797,104

Changes in Unrealized (Gains) Losses Included in Earnings Related to Liabilities Still Held at the Reporting Date	$—	$—	$—	$127,011	$(79,423)	$47,588

(a)	Beginning of period 2015 balances have been adjusted to remove investments for which fair value is based on NAV. Pursuant to amended fair value guidance, disclosure in the fair value hierarchy is no longer required.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
(c)	Represents Blackstone’s Treasury Cash Management Strategies and Other Investments.
(d)	Represents the transfer into Level III of financial assets and liabilities as a result of the consolidation of certain fund entities.
(e)	Transfers out due to amended CLO measurement guidance represents the transfer out of Level III for liabilities of consolidated CLO vehicles for which fair value is based on the more observable fair value of CLO assets. Such liabilities are classified as Level II within the fair value hierarchy.

9.	VARIABLE INTEREST ENTITIES

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

	December 31,
	2015	2014
Investments	$466,651	$776,079
Accounts Receivable	11,726	125,316
Due from Affiliates	51,029	53,751

Total VIE Assets	529,406	955,146
Due to Affiliates	586	108
Accounts Payable, Accrued Expenses and Other Liabilities	88	124
Potential Clawback Obligation	73,450	206,725

Maximum Exposure to Loss	$603,530	$1,162,103

10.	REVERSE REPURCHASE AND REPURCHASE AGREEMENTS

At December 31, 2015, the Partnership received securities, primarily U.S. and non-U.S. government and agency securities, asset-backed securities and corporate debt, with a fair value of $203.9 million as collateral for reverse repurchase agreements that could be repledged, delivered or otherwise used. Securities with a fair value of $99.3 million were used to cover Securities Sold, Not Yet Purchased. The Partnership also pledged securities with a carrying value of $64.5 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

At December 31, 2014, the Partnership pledged securities with a carrying value of $44.8 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table provides information regarding the Partnership’s Repurchase Agreements obligation by type of collateral as of December 31, 2015:

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
U.S. Treasury and Agency Securities	$970	$—	$—	$—	$970
Asset-Backed Securities	—	39,959	—	—	39,959

Total	$970	$39,959	$—	$—	$40,929

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 12. “Offsetting of Assets and Liabilities”					$40,929

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 12. “Offsetting of Assets and Liabilities”					$—

11.	OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other Assets consists of the following:

	December 31,
	2015	2014
Furniture, Equipment and Leasehold Improvements	$317,496	$318,672
Less: Accumulated Depreciation	(181,953)	(182,932)

Furniture, Equipment and Leasehold Improvements, Net	135,543	135,740
Prepaid Expenses	190,241	102,503
Other Assets	46,786	82,704
Freestanding Derivatives	4,300	3,290
Net Investment Hedges	319	523

	$377,189	$324,760

Depreciation expense of $26.0 million, $28.6 million and $33.6 million related to furniture, equipment and leasehold improvements for the years ended December 31, 2015, 2014 and 2013, respectively, is included in General, Administrative and Other in the Consolidated Statements of Operations.

Accounts Payable, Accrued Expenses and Other Liabilities includes $53.7 million and $97.8 million as of December 31, 2015 and 2014, respectively, relating to redemptions that were legally payable to investors of the consolidated Blackstone Funds and $187.7 million and $591.7 million, respectively, of payables relating to unsettled purchases.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

12.	OFFSETTING OF ASSETS AND LIABILITIES

The following tables present the offsetting of assets and liabilities as of December 31, 2015:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Received	Net Amount
Assets
Net Investment Hedges	$319	$1	$—	$318
Freestanding Derivatives	4,300	2,149	1,310	841
Reverse Repurchase Agreements	204,893	203,938	—	955

Total	$209,512	$206,088	$1,310	$2,114

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities
Net Investment Hedges	$1	$1	$—	$—
Freestanding Derivatives	15,016	2,149	12,076	791
Repurchase Agreements	40,929	40,259	670	—

Total	$55,946	$42,409	$12,746	$791

The following tables present the offsetting of assets and liabilities as of December 31, 2014:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Received	Net Amount
Assets
Net Investment Hedges	$523	$—	$—	$523
Freestanding Derivatives	3,290	1,132	352	1,806

Total	$3,813	$1,132	$352	$2,329

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities
Freestanding Derivatives	$8,653	$1,132	$7,424	$97
Repurchase Agreements	29,907	29,438	469	—

Total	$38,560	$30,570	$7,893	$97

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

Notional Pooling Arrangement

Blackstone has a notional cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of December 31, 2015, the aggregate cash balance on deposit relating to the cash pooling arrangement was $905.5 million, which was offset with an accompanying overdraft of $895.9 million.

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

	December 31,
	2015			2014
	Credit Available	Borrowing Outstanding	Weighted Average Interest Rate	Credit Available	Borrowing Outstanding	Weighted Average Interest Rate
Revolving Credit Facility (a)	$1,100,000	$6,129	0.88%	$1,100,000	$689	0.88%
Blackstone Issued Senior Notes (b)
6.625%, Due 8/15/2019 (c)	585,000	585,000	6.63%	585,000	585,000	6.63%
5.875%, Due 3/15/2021	400,000	400,000	5.88%	400,000	400,000	5.88%
4.750%, Due 2/15/2023	400,000	400,000	4.75%	400,000	400,000	4.75%
6.250%, Due 8/15/2042	250,000	250,000	6.25%	250,000	250,000	6.25%
5.000%, Due 6/15/2044	500,000	500,000	5.00%	500,000	500,000	5.00%
4.450%, Due 7/15/2045	350,000	350,000	4.45%	—	—	—
2.000%, Due 5/19/2025	327,990	327,990	2.00%	—	—	—

	3,912,990	2,819,119	5.11%	3,235,000	2,135,689	5.71%
Blackstone Fund Facilities (d)	4,453	4,453	1.97%	6,877	6,877	2.53%
CLO Vehicles (e)	3,914,326	3,914,326	1.94%	7,519,660	7,334,316	1.27%

	$7,831,769	$6,737,898	3.26%	$10,761,537	$9,476,882	2.27%

(a)

Blackstone, through indirect subsidiaries, has a $1.1 billion unsecured revolving credit facility (the “Credit Facility”) with Citibank, N.A., as Administrative Agent with a maturity date of May 29, 2019. Interest on the

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee. Borrowings may also be made in U.K. sterling or euros, in each case subject to certain sub-limits. The Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee-earning assets under management, each tested quarterly. The Borrowing Outstanding at each date represent outstanding but undrawn letters of credit against the credit facility.
(b)	Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of the Partnership, has issued long term borrowings in the form of senior notes (the “Notes”). The Notes are unsecured and unsubordinated obligations of the Issuer. The Notes are fully and unconditionally guaranteed, jointly and severally, by the Partnership, Blackstone Holdings, and the Issuer (the “Guarantors”). The guarantees are unsecured and unsubordinated obligations of the Guarantors. Transaction costs related to the issuance of the Notes have been capitalized and are being amortized over the life of the Notes. The indentures include covenants, including limitations on the Issuer’s and the Guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indentures also provide for events of default and further provide that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding Notes may declare the Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the Notes and any accrued and unpaid interest on the Notes automatically become due and payable. All or a portion of the Notes may be redeemed at the Issuer’s option in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the Notes. If a change of control repurchase event occurs, the holders of the Notes may require the Issuer to repurchase the Notes at a repurchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased plus any accrued and unpaid interest on the Notes repurchased to, but not including, the date of repurchase. Interest expense on the Notes was $136.5 million, $115.2 million and $96.9 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.
(c)	The Credit Available and Borrowing Outstanding are determined using the original $600 million par amount less $15 million attributable to these notes which were acquired but not retired by Blackstone during 2012.
(d)	Represents borrowing facilities for the various consolidated Blackstone Funds used to meet liquidity and investing needs. Certain borrowings under these facilities were used for bridge financing and general liquidity purposes. Other borrowings were used to finance the purchase of investments with the borrowing remaining in place until the disposition or refinancing event. Such borrowings have varying maturities and are rolled over until the disposition or a refinancing event. Because the timing of such events is unknown and may occur in the near term, these borrowings are considered short-term in nature. Borrowings bear interest at spreads to market rates. Borrowings were secured according to the terms of each facility and are generally secured by the investment purchased with the proceeds of the borrowing and/or the uncalled capital commitment of each respective fund. Certain facilities have commitment fees. When a fund borrows, the proceeds are available only for use by that fund and are not available for the benefit of other funds. Collateral within each fund is also available only against the borrowings by that fund and not against the borrowings of other funds.
(e)	Represents borrowings due to the holders of debt securities issued by CLO vehicles consolidated by Blackstone. These amounts are included within Loans Payable and Due to Affiliates within the Consolidated Statements of Financial Condition.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the general characteristics of each of our Notes, as well as their carrying value and fair value. The Notes are included in Loans Payable within the Consolidated Statements of Financial Condition. All of the Notes were issued at a discount. All of the Notes accrue interest from the Issue Date and all pay interest in arrears on a semi-annual basis or annual basis as indicated by the Interest Payment Dates.

	Issue Date	Interest Payment Dates	First Interest Payment Date	December 31,
				2015		2014
Senior Notes				Carrying Value	Fair Value (a)	Carrying Value (b)	Fair Value (a)
6.625%, Due 8/15/2019 (c)	8/20/2009	2/15, 8/15	2/15/2010	$614,996	$665,438	$622,552	$684,158
5.875%, Due 3/15/2021	9/15/2010	3/15, 9/15	3/15/2011	$397,720	$458,680	$397,357	$462,360
4.750%, Due 2/15/2023	8/17/2012	2/15, 9/15	2/15/2013	$392,224	$430,560	$391,344	$436,240
6.250%, Due 8/15/2042	8/17/2012	2/15, 9/15	2/15/2013	$237,648	$297,575	$237,487	$307,125
5.000%, Due 6/15/2044	4/7/2014	6/15, 12/15	12/15/2014	$488,119	$515,050	$487,966	$527,500
4.450%, Due 7/15/2045	4/27/2015	1/15, 7/15	1/15/2016	$343,689	$332,640	$—	$—
2.000%, Due 5/19/2025	5/19/2015	5/19	5/19/2016	$322,664	$327,465	$—	$—

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
(b)	The carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct deduction from the related liability for all periods presented in accordance with amended guidance on simplifying the presentation of such costs.
(c)	The carrying and fair values are determined using the original $600 million par amount less $15 million attributable to these notes which were acquired but not retired by Blackstone during 2012.

Included within Loans Payable and Due to Affiliates within the Consolidated Statements of Financial Condition are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. Borrowings through the consolidated CLO vehicles consisted of the following:

	December 31,
	2015				2014
	Borrowing Outstanding		Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years	Borrowing Outstanding		Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Senior Secured Notes	$3,687,976		1.93%	5.4	$6,594,266		1.27%	3.8
Subordinated Notes	226,350	(a)		N/A	740,050	(a)		N/A

	$3,914,326				$7,334,316

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Senior Secured Notes and Subordinated Notes comprise the following amounts:

	December 31,
	2015			2014
		Amounts Due to Non- Consolidated Affiliates			Amounts Due to Non- Consolidated Affiliates
	Fair Value	Borrowing Outstanding	Fair Value	Fair Value	Borrowing Outstanding	Fair Value
Senior Secured Notes	$3,225,064	$—	$—	$6,448,352	$2,500	$2,504
Subordinated Notes	$98,371	$10,000	$8,231	$348,752	$24,200	$14,377

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of December 31, 2015 and 2014, the fair value of the consolidated CLO assets was $3.9 billion and $8.0 billion, respectively. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities.

As part of Blackstone’s borrowing arrangements, the Partnership is subject to certain financial and operating covenants. The Partnership was in compliance with all of its loan covenants as of December 31, 2015.

Scheduled principal payments for borrowings at December 31, 2015 are as follows:

	Operating Borrowings	Blackstone Fund Facilities / CLO Vehicles	Total Borrowings
2016	$—	$4,453	$4,453
2017	—	519,318	519,318
2018	—	—	—
2019	585,000	—	585,000
2020	—	—	—
Thereafter	2,227,990	3,395,008	5,622,998

Total	$2,812,990	$3,918,779	$6,731,769

14.	INCOME TAXES

Income Before Provision for Taxes of $1.8 billion for the year ended December 31, 2015 is comprised of $1.8 billion U.S. domestic income and $59.8 million foreign income.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Provision for Taxes consists of the following:

	Year Ended December 31,
	2015	2014	2013
Current
Federal Income Tax	$45,506	$135,193	$19,237
Foreign Income Tax	16,769	24,199	13,302
State and Local Income Tax	28,137	69,281	33,273

	90,412	228,673	65,812

Deferred
Federal Income Tax	80,307	54,375	157,962
Foreign Income Tax	(398)	(416)	(638)
State and Local Income Tax	20,077	8,541	32,506

	99,986	62,500	189,830

Provision for Taxes	$190,398	$291,173	$255,642

The following table summarizes Blackstone’s tax position:

	Year Ended December 31,
	2015	2014	2013
Income Before Provision for Taxes	$1,814,748	$3,986,726	$3,148,561
Provision for Taxes	$190,398	$291,173	$255,642
Effective Income Tax Rate	10.5%	7.3%	8.1%

The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

	Year Ended December 31,
	2015	2014	2013
Statutory U.S. Federal Income Tax Rate	35.0%	35.0%	35.0%
Income Passed Through to Common Unitholders and Non-Controlling Interest Holders (a)	-22.3%	-28.7%	-28.7%
Interest Expense	-4.0%	-0.5%	-0.9%
Foreign Income Taxes	-0.1%	-0.3%	-0.2%
State and Local Income Taxes	1.8%	1.5%	1.7%
Equity-Based Compensation	1.8%	1.1%	1.6%
Change in Tax Rate	—	—	0.6%
Net Unrecognized Tax Benefits	-0.2%	0.1%	-0.2%
Non Deductible Expenses	0.2%	0.2%	—
Tax Deductible Compensation	-1.5%	-0.4%	-0.3%
Other	-0.2%	-0.7%	-0.5%

Effective Income Tax Rate (b)	10.5%	7.3%	8.1%

(a)	Includes income that is not taxable to the Partnership and its subsidiaries. Such income is directly taxable to the Partnership’s unitholders and the non-controlling interest holders.
(b)	The effective tax rate is calculated on Income (Loss) Before Provision for Taxes.

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

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	December 31,
	2015	2014
Deferred Tax Assets
Fund Management Fees	$16,357	$21,607
Equity-Based Compensation	57,552	56,783
Unrealized Gains from Investments	—	(119,428)
Depreciation and Amortization	1,326,395	1,314,570
Net Operating Loss Carry Forward	15,874	—
Other	—	(21,302)

Total Deferred Tax Assets	1,416,178	1,252,230

Deferred Tax Liabilities
Unrealized Gains from Investments	105,830	—
Other	32,919	—
Depreciation and Amortization	—	10

Total Deferred Tax Liabilities	138,749	10

Net Deferred Tax Assets	$1,277,429	$1,252,220

As a result of the October 1, 2015 spin-off, the net deferred tax assets were reduced by $70.8 million.

Future realization of tax benefits depends on the expectation of taxable income within a period of time that the tax benefits will reverse. The Partnership has recorded a significant deferred tax asset for the future amortization of tax basis intangibles acquired from the predecessor owners and current owners. The amortization period for these tax basis intangibles is 15 years; accordingly, the related deferred tax assets will reverse over the same period. The Partnership had a taxable loss of $46.3 million for the year ended December 31, 2015, which is available for carryback to 2013 or carryforward to 2016. The Partnership has considered the 15 year amortization period for the tax basis intangibles and the 20 year carryforward period for its taxable loss in evaluating whether it should establish a valuation allowance.

The Partnership also considers projections of taxable income in evaluating its ability to utilize deferred tax assets. In projecting its taxable income, the Partnership begins with historic results and incorporates assumptions of the amount of future pretax operating income. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates that the Partnership uses to manage its business. At this time, the Partnership’s projections of future taxable income that include the effects of originating and reversing temporary differences, including those for the tax basis intangibles, indicate that it is more likely than not that the benefits from the deferred tax asset will be realized. Therefore, the Partnership has determined that no valuation allowance is needed at December 31, 2015.

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

Blackstone files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, Blackstone is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2015, Blackstone’s U.S. federal income tax returns for the years 2012 through 2014 are open under the normal three-year statute of limitations and therefore subject to examination. The Internal Revenue Service completed an examination of a corporate subsidiary’s 2012 U.S. federal income tax return with no change. State and local tax returns are generally subject to audit from 2011 through 2014. The State of New York completed an examination of the tax returns filed by a subsidiary for the years 2010 through 2011 with no change. The City of New York is examining certain other subsidiaries’ tax returns for the years 2007 through 2011. The Income Tax Department of the Government of India recently completed an audit of an Indian subsidiary’s 2012 tax return with no change and is examining the tax returns of the Indian subsidiaries for the years 2008 and 2009. Blackstone believes that during 2016 certain tax audits have a reasonable possibility of being completed and does not expect the results of these audits to have a material impact on the consolidated financial statements.

Blackstone’s unrecognized tax benefits, excluding related interest and penalties, were:

	December 31,
	2015	2014	2013
Unrecognized Tax Benefits — January 1	$19,836	$18,862	$30,742
Additions based on Tax Positions Related to Current Year	1,031	2,104	6,517
Additions for Tax Positions of Prior Years	—	4,002	3,435
Reductions for Tax Positions of Prior Years	(4,032)	(2,503)	(17,686)
Settlements	—	(1,062)	(3,538)
Exchange Rate Fluctuations	(1,137)	(1,567)	(608)

Unrecognized Tax Benefits — December 31	$15,698	$19,836	$18,862

If the above tax benefits were recognized, $15.7 million and $19.8 million for the years ended December 31, 2015 and 2014, respectively, would reduce the annual effective rate. Blackstone does not believe that it will have a material increase or decrease in its unrecognized tax benefits during the coming year.

The unrecognized tax benefits are recorded in Accounts Payable, Accrued Expense and Other Liabilities in the Consolidated Statements of Financial Condition.

Blackstone recognizes interest and penalties accrued related to unrecognized tax positions in General, Administrative and Other Expense. During the year ended December 31, 2015, $(0.4) million of interest expense and no penalties were accrued. During the year ended December 31, 2014, $2.0 million of interest expense and no penalties were accrued. During the year ended December 31, 2013, $1.0 million of interest expense and no penalties were accrued.

Other Income — Reversal of the Tax Receivable Agreement Liability

In 2015, the $82.7 million Reversal of the Tax Receivable Agreement Liability was primarily attributable to the October 1, 2015 spin-off. In 2013, the $20.5 million Reversal of the Tax Receivable Agreement Liability resulted from the change in New York State’s and New York City’s laws regarding the sourcing of income.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

15.	NET INCOME PER COMMON UNIT

Basic and diluted net income per common unit for the years ended December 31, 2015, 2014 and 2013 was calculated as follows:

	Year Ended December 31,
	2015	2014	2013
Net Income for Per Common Unit Calculations
Net Income Attributable to The Blackstone Group L.P., Basic	$709,789	$1,584,589	$1,171,202
Incremental Net Income from Assumed Exchange of Blackstone Holdings Partnership Units	524,353	—	—

Net Income Attributable to The Blackstone Group L.P., Diluted	$1,234,142	$1,584,589	$1,171,202

Units Outstanding
Weighted-Average Common Units Outstanding, Basic	634,337,179	608,803,111	587,018,828
Weighted-Average Unvested Deferred Restricted Common Units	2,993,398	4,373,294	3,527,812
Weighted-Average Blackstone Holdings Partnership Units	550,754,834	—	—

Weighted-Average Common Units Outstanding, Diluted	1,188,085,411	613,176,405	590,546,640

Net Income Per Common Unit, Basic	$1.12	$2.60	$2.00

Net Income Per Common Unit, Diluted	$1.04	$2.58	$1.98

Distributions Declared Per Common Unit (a)	$2.90	$1.92	$1.18

(a)	Distributions declared reflects the calendar date of declaration for each distribution. The fourth quarter distribution, if any, for any fiscal year will be declared and paid in the subsequent fiscal year.

The following table summarizes the anti-dilutive securities for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Weighted-Average Blackstone Holdings Partnership Units	—	542,553,088	553,579,525

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

During the years ended December 31, 2015, 2014 and 2013, no units were repurchased. As of December 31, 2015, the amount remaining available for repurchases under this program was $335.8 million.

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

For the years ended December 31, 2015, 2014 and 2013 the Partnership recorded compensation expense of $629.6 million, $734.7 million, and $855.1 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $41.0 million, $23.1 million, and $33.3 million, respectively.

As of December 31, 2015, there was $1.0 billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 5.2 years.

Total vested and unvested outstanding units, including Blackstone common units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,191,126,830 as of December 31, 2015. Total outstanding unvested phantom units were 39,296 as of December 31, 2015.

A summary of the status of the Partnership’s unvested equity-based awards as of December 31, 2015 and of changes during the period January 1, 2015 through December 31, 2015 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2014	33,498,237	$26.19	17,569,372	$16.95	1,455	$31.95
Granted	28,861,922	37.91	5,655,007	32.98	16,928	34.03
Vested	(19,845,114)	29.48	(7,942,152)	17.62	(815)	32.62
Exchanged	—	—	(10,374)	28.23	10,374	28.23
Forfeited	(1,613,290)	23.31	(929,724)	24.82	—	—

Balance, December 31, 2015	40,901,755	$32.98	14,342,129	$22.38	27,942	$28.79

Units Expected to Vest

The following unvested units, after expected forfeitures, as of December 31, 2015, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	33,675,366	4.4
Deferred Restricted Blackstone Common Units	12,386,848	1.9

Total Equity-Based Awards	46,062,214	3.7

Phantom Units	19,495	3.8

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

The fair values of deferred restricted common units have been derived based on the closing price of Blackstone’s common units on the date of the grant, multiplied by the number of unvested awards and expensed over the assumed service period, which ranges from 1 to 9 years. Additionally, the calculation of the compensation expense assumes forfeiture rates based upon historical turnover rates, ranging from 1.0% to 12.2% annually by employee class, and a per unit discount, ranging from $0.01 to $7.56. In most cases, the Partnership will not make any distributions with respect to unvested deferred restricted common units. However, there are certain grantees who receive distributions on both vested and unvested deferred restricted common units.

The phantom units vest over the assumed service period, which ranges from 1 to 6 years. On each such vesting date, Blackstone delivered or will deliver cash to the holder in an amount equal to the number of phantom units held multiplied by the then fair market value of the Blackstone common units on such date. Additionally, the calculation of the compensation expense assumes forfeiture rates based upon historical turnover rates, ranging from 6.9% to 12.2% annually by employee class. Blackstone is accounting for these cash settled awards as a liability.

Blackstone paid $1.1 million, $1.1 million and $0.6 million to non-senior managing director employees in settlement of phantom units for the years ended December 31, 2015, 2014 and 2013, respectively.

Blackstone Holdings Partnership Units

At the time of the Reorganization, Blackstone’s predecessor owners and selected advisers received 827,516,625 Blackstone Holdings Partnership Units, of which 387,805,088 were vested and 439,711,537 were to vest over a period of up to eight years from the IPO date. Subsequent to the Reorganization, the Partnership has granted Blackstone Holdings Partnership Units to newly hired senior managing directors. The Partnership has accounted for the unvested Blackstone Holdings Partnership Units as compensation expense over the vesting period. The fair values have been derived based on the closing price of Blackstone’s common units on the date of the grant, or $31 (based on the initial public offering price per Blackstone common unit) for those units issued at the time of the Reorganization, multiplied by the number of unvested awards and expensed over the assumed service period which ranges from 1 to 9 years. Additionally, the calculation of the compensation expense assumes a forfeiture rate of up to 12.2%, based on historical experience.

In November 2009, the Partnership modified equity awards issued in connection with a deferred compensation plan to, among other things: (a) provide that deferred compensation payment to participating employees and senior managing directors generally would be satisfied by delivery of Blackstone common units instead of delivery of Partnership Units, (b) delay the delivery of common units (following the applicable vesting dates) until anticipated trading window periods, to better facilitate participants’ liquidity to meet tax obligations and (c) ensure compliance with deferred compensation taxation rules. As the fair value of Partnership Units on grant date is based on the closing price of Blackstone common units, there were no change in fair value of these awards as a result of the modification. As a result, there was no additional impact to compensation expense.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Equity-Based Awards with Performance Conditions

The Partnership has also granted certain equity-based awards with performance requirements. These awards are based on the performance of certain businesses over a four year period beginning August 2013, relative to a predetermined threshold. Blackstone has determined that it is probable that the relevant performance thresholds will be exceeded in future periods and, therefore, has recorded compensation expense since the beginning of the performance period of $3.8 million.

17.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Due from Affiliates and Due to Affiliates consisted of the following:

	December 31,
	2015	2014
Due from Affiliates
Accrual for Potential Clawback of Previously Distributed Carried Interest	$1,686	$2,518
Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees Principally for Investments in Blackstone Funds	331,558	253,597
Amounts Due from Portfolio Companies and Funds	319,758	372,820
Investments Redeemed in Non-Consolidated Funds of Hedge Funds	5,931	32,020
Management and Performance Fees Due from Non-Consolidated Funds	403,538	355,657
Payments Made on Behalf of Non-Consolidated Entities	178,326	111,796

	$1,240,797	$1,128,408

	December 31,
	2015	2014
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,201,543	$1,234,890
Accrual for Potential Repayment of Previously Received Performance Fees	3,356	3,889
Due to Note Holders of Consolidated CLO Vehicles	8,231	16,881
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	26,593	21,266
Payable to Affiliates for Consolidated Funds	—	22,447
Distributions Received on Behalf of Blackstone Entities	33,160	176,304
Payments Made by Non-Consolidated Entities	9,817	14,411

	$1,282,700	$1,490,088

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties

The founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of December 31, 2015 and 2014, such investments aggregated $746.3 million and $1.0 billion, respectively. Their share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

$49.0 million, $176.0 million and $224.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Revenues Earned from Affiliates

Management and Advisory Fees, Net earned from affiliates totaled $210.7 million, $327.1 million and $253.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Fees relate primarily to transaction and monitoring fees which are negotiated in the ordinary course of fundraising and investment activities.

Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees

Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees Principally for Investments in Blackstone Funds includes interest-bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These advances earn interest at Blackstone’s cost of borrowing and such interest totaled $5.0 million, $2.9 million and $3.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Contingent Repayment Guarantee

Blackstone and its personnel who have received Carried Interest distributions have guaranteed payment on a several basis (subject to a cap) to the Carry Funds of any clawback obligation with respect to the excess Carried Interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Fees represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Carry Funds were to be liquidated based on the fair value of their underlying investments as of December 31, 2015. See Note 18. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.

Aircraft and Other Services

In the normal course of business, Blackstone personnel make use of aircraft owned as personal assets by Stephen A. Schwarzman; an aircraft owned jointly as a personal asset by Hamilton E. James, Blackstone’s President and Chief Operating Officer, and Jonathan D. Gray, Blackstone’s Global Head of Real Estate and a Director of Blackstone; and an aircraft owned jointly as a personal asset by Bennett J. Goodman, Co-Founder of GSO Capital and a Director of Blackstone, and another senior managing director (each such aircraft, “Personal Aircraft”). Mr. Schwarzman paid for his purchases of his Personal Aircraft himself. Each of Mr. James and Mr. Gray paid for his respective interest in their jointly owned Personal Aircraft. Mr. Goodman paid for his interest in his jointly owned Personal Aircraft. Mr. Schwarzman, Mr. James, Mr. Gray and Mr. Goodman respectively bear operating, personnel and maintenance costs associated with the operation of such Personal Aircraft. Payment by Blackstone for the use of the Personal Aircraft by Blackstone employees is made based on market rates.

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

Primarily, as a result of the October 1, 2015 spin-off, there was a reduction of $82.7 million of the tax receivable agreement liability due to pre-IPO owners and the others mentioned above. Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.2 billion over the next 15 years. The after-tax net present value of these estimated payments totals $402.4 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above. Subsequent to December 31, 2015, payments totaling $79.0 million were made to certain pre-IPO owners and others mentioned above in accordance with the tax receivable agreement and related to tax benefits the Partnership received for the 2014 taxable year.

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

Additionally, please see Note 18. “Commitments and Contingencies — Contingencies — Guarantees” for information regarding guarantees provided to a lending institution for certain loans held by employees.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

18.	COMMITMENTS AND CONTINGENCIES

Commitments

Operating Leases

The Partnership leases office space under non-cancelable lease and sublease agreements, which expire on various dates through 2032. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord, and are recognized on a straight-line basis over the term of the lease agreement. Rent expense includes base contractual rent and variable costs such as building expenses, utilities, taxes and insurance. Rent expense for the years ended December 31, 2015, 2014 and 2013, was $112.0 million, $97.2 million and $78.6 million, respectively. At December 31, 2015 and 2014, the Partnership maintained irrevocable standby letters of credit and cash deposits as security for the leases of $15.7 million and $8.5 million, respectively. As of December 31, 2015, the aggregate minimum future payments, net of sublease income, required on the operating leases are as follows:

2016	$75,076
2017	74,629
2018	72,207
2019	67,579
2020	63,407
Thereafter	490,835

Total	$843,733

Investment Commitments

Blackstone had $2.0 billion of investment commitments as of December 31, 2015 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $48.6 million as of December 31, 2015 which includes $31.6 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $21.5 million as of December 31, 2015.

The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to Blackstone International Partners LLP. The amount guaranteed as of December 31, 2015 was $126.2 million.

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

Contingent Obligations (Clawback)

Carried Interest is subject to clawback to the extent that the Carried Interest received to date with respect to a fund exceeds the amount due to Blackstone based on cumulative results of that fund. The actual clawback liability, however, generally does not become realized until the end of a fund’s life except for certain Blackstone real estate funds, multi-asset class investment funds and credit-focused funds, which may have an interim clawback liability. The lives of the carry funds, including available contemplated extensions, for which a liability for potential clawback obligations has been recorded for financial reporting purposes, are currently anticipated to expire at various points through 2028. Further extensions of such terms may be implemented under given circumstances. If, at December 31, 2015, all of the investments held by the carry funds were deemed worthless, a possibility that management views as remote, the amount of carried interest subject to potential clawback would be $4.4 billion, on an after tax basis where applicable, of which $4.1 billion related to Blackstone Holdings and $370.5 million related to current and former Blackstone personnel.

For financial reporting purposes, the general partners have recorded a liability for potential clawback obligations to the limited partners of some of the carry funds due to changes in the unrealized value of a fund’s remaining investments and where the fund’s general partner has previously received Carried Interest distributions with respect to such fund’s realized investments.

The following table presents the clawback obligations by segment:

	December 31,
	2015			2014
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Real Estate	$—	$—	$—	$130	$1,647	$1,777
Credit	1,670	1,686	3,356	1,241	871	2,112

Total	$1,670	$1,686	$3,356	$1,371	$2,518	$3,889

A portion of the Carried Interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At December 31, 2015, $582.7 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

19.	EMPLOYEE BENEFIT PLANS

The Partnership provides a 401(k) plan (the “Plan”) for eligible employees in the United States. For certain administrative employees who are eligible for participation in the Plan, the Partnership makes a non-elective

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

contribution of 2% of such employee’s annual compensation up to a maximum of one thousand six hundred dollars regardless of whether the employee makes any elective contributions to the Plan. In addition, the Partnership will also contribute 50% of certain eligible employee’s contribution to the Plan with a maximum matching contribution of one thousand six hundred dollars. For the years ended December 31, 2015, 2014 and 2013, the Partnership incurred expenses of $2.0 million, $1.9 million and $1.7 million in connection with such Plan.

The Partnership provides a defined contribution plan for eligible employees in the United Kingdom (“U.K. Plan”). All United Kingdom employees are eligible to contribute to the U.K. Plan after three months of qualifying service. The Partnership contributes a percentage of an employee’s annual salary, subject to United Kingdom statutory restrictions, on a monthly basis for administrative employees of the Partnership based upon the age of the employee. For the years ended December 31, 2015, 2014 and 2013, the Partnership incurred expenses of $0.8 million, $0.7 million and $0.4 million, respectively, in connection with the U.K. Plan.

20.	REGULATED ENTITIES

The Partnership has a registered broker-dealer that is subject to the minimum net capital requirements of the United States Securities and Exchange Commission (“SEC”). This entity has continuously operated in excess of these requirements. The Partnership also has certain entities based in London, Hong Kong and Ireland, which are subject to the capital requirements of the Financial Conduct Authority, the Securities & Future Commission and the Central Bank of Ireland, respectively. These entities have continuously operated in excess of their regulatory capital requirements.

Certain other U.S. and non-U.S. entities are subject to various investment adviser, commodity pool operator and trader regulations. This includes a number of U.S. entities that are registered as investment advisers with the SEC.

The regulatory capital requirements referred to above may restrict the Partnership’s ability to withdraw capital from its entities. At December 31, 2015, $24.8 million of net assets of consolidated entities may be restricted as to the payment of cash dividends and advances to the Partnership.

21.	SEGMENT REPORTING

Blackstone transacts its primary business in the United States and substantially all of its revenues are generated domestically.

Blackstone conducts its alternative asset management businesses through four segments:

•	Private Equity — Blackstone’s Private Equity segment comprises its management of private equity funds, certain opportunistic investment funds and secondary private funds of funds.

•

Real Estate — Blackstone’s Real Estate segment primarily comprises its management of global, European focused and Asian focused opportunistic real estate funds as well as core+ funds. In addition, the segment has debt investment funds and a publicly traded REIT targeting non-controlling real estate debt-related investment opportunities in the public and private markets, primarily in the United States and Europe.

•

Hedge Fund Solutions — Blackstone’s Hedge Fund Solutions segment is comprised principally of Blackstone Alternative Asset Management (“BAAM”), which manages a broad range of commingled and customized hedge fund of fund solutions. The Hedge Fund Solutions business also includes investment platforms that seed new hedge fund talent, purchase ownership interests in more established hedge funds, invest in special situation opportunities, create alternative solutions in regulated structures and trade long and short public equities.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

•

Credit — Blackstone’s Credit segment, which consists principally of GSO Capital Partners LP (“GSO”), manages credit-focused products within private and public debt market strategies. GSO’s products include senior credit-focused funds, mezzanine funds, distressed debt funds, general credit-focused funds, registered investment companies, separately managed accounts and CLO vehicles.

These business segments are differentiated by their various sources of income. The Private Equity, Real Estate, Hedge Fund Solutions and Credit segments primarily earn their income from management fees and investment returns on assets under management.

Blackstone uses Economic Income (“EI”) as a key measure of value creation, a benchmark of its performance and in making resource deployment and compensation decisions across its four segments. EI represents segment net income before taxes excluding transaction-related charges. Transaction-related charges arise from Blackstone’s IPO and long-term retention programs outside of annual deferred compensation and other corporate actions, including acquisitions. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets and contingent consideration associated with acquisitions. EI presents revenues and expenses on a basis that deconsolidates the investment funds Blackstone manages. Economic Net Income (“ENI”) represents EI adjusted to include current period taxes. Taxes represent the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes.

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

On October 1, 2015, Blackstone completed the previously-announced spin-off of the operations that historically constituted Blackstone’s Financial Advisory segment, other than Blackstone’s capital markets services business. Blackstone’s capital markets services business was retained and was not part of the spin-off. The financial and strategic advisory services, restructuring and reorganization advisory services and Park Hill Group businesses were spun-off from Blackstone and combined with PJT Capital LP, an independent financial advisory firm founded by Paul J. Taubman, to form an independent, publicly traded company called PJT Partners Inc. Each common unitholder of Blackstone received one share of Class A common stock of PJT Partners Inc. for every 40 common units of Blackstone held by such unitholder on the record date. The historical Financial Advisory segment comprised financial and strategic advisory services, restructuring and reorganization advisory services, capital markets services and Park Hill Group, which provided fund placement services for alternative investment funds. As of October 1, 2015, Blackstone no longer reports a Financial Advisory segment. Results of the Financial Advisory segment are included herein for comparative purposes only. As a result of the spin-off on October 1, 2015 of Blackstone’s Financial Advisory business, which did not include Blackstone’s capital markets services business, the result of Blackstone’s capital markets services business were reclassified from the Financial Advisory segment to the Private Equity segment. All prior periods have been recast to reflect this reclassification.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s four segments as of and for the years ended December 31, 2015, 2014 and 2013. As a result of the spin-off on October 1, 2015, the former Financial Advisory segment no longer reports results. The historical Financial Advisory information is included for comparative purposes.

	December 31, 2015 and the Year Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$502,640	$668,575	$524,386	$500,982	$—	$2,196,583
Advisory Fees	10,561	—	—	—	297,570	308,131
Transaction and Other Fees, Net	36,258	110,577	317	6,371	162	153,685
Management Fee Offsets	(36,760)	(26,840)	171	(30,065)	—	(93,494)

Total Management and Advisory Fees, Net	512,699	752,312	524,874	477,288	297,732	2,564,905

Performance Fees
Realized
Carried Interest	1,474,987	1,634,733	—	96,156	—	3,205,876
Incentive Fees	—	17,153	68,197	109,396	—	194,746
Unrealized
Carried Interest	(717,955)	(680,542)	2,021	(198,820)	—	(1,595,296)
Incentive Fees	—	20,802	(8,084)	(19,967)	—	(7,249)

Total Performance Fees	757,032	992,146	62,134	(13,235)	—	1,798,077

Investment Income (Loss)
Realized	189,649	235,582	(12,741)	7,186	(868)	418,808
Unrealized	(116,338)	(231,889)	(1,435)	(16,258)	(39)	(365,959)

Total Investment Income (Loss)	73,311	3,693	(14,176)	(9,072)	(907)	52,849
Interest and Dividend Revenue	33,218	43,990	17,274	24,599	12,520	131,601
Other	5,854	(1,422)	200	5,171	(1,303)	8,500

Total Revenues	1,382,114	1,790,719	590,306	484,751	308,042	4,555,932

Expenses
Compensation and Benefits
Compensation	280,248	358,381	179,484	190,189	180,917	1,189,219
Performance Fee Compensation
Realized
Carried Interest	256,922	484,037	—	52,841	—	793,800
Incentive Fees	—	8,678	27,155	50,113	—	85,946
Unrealized
Carried Interest	(10,172)	(196,347)	823	(107,000)	—	(312,696)
Incentive Fees	—	8,817	(2,912)	(8,395)	—	(2,490)

Total Compensation and Benefits	526,998	663,566	204,550	177,748	180,917	1,753,779
Other Operating Expenses	199,158	179,175	90,072	93,626	62,326	624,357

Total Expenses	726,156	842,741	294,622	271,374	243,243	2,378,136

Economic Income	$655,958	$947,978	$295,684	$213,377	$64,799	$2,177,796

Segment Assets	$5,680,315	$7,456,507	$1,916,956	$2,725,585	$—	$17,779,363

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31, 2014 and the Year Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$415,841	$628,502	$482,981	$460,205	$—	$1,987,529
Advisory Fees	21,903	—	—	—	398,942	420,845
Transaction and Other Fees, Net	135,718	91,610	569	18,161	379	246,437
Management Fee Offsets	(19,146)	(34,443)	(5,014)	(28,168)	—	(86,771)

Total Management and Advisory Fees, Net	554,316	685,669	478,536	450,198	399,321	2,568,040

Performance Fees
Realized
Carried Interest	754,402	1,487,762	—	208,432	—	2,450,596
Incentive Fees	—	11,499	140,529	109,717	—	261,745
Unrealized
Carried Interest	1,222,828	524,046	—	(37,913)	—	1,708,961
Incentive Fees	—	(5,521)	(879)	(23,025)	—	(29,425)

Total Performance Fees	1,977,230	2,017,786	139,650	257,211	—	4,391,877

Investment Income (Loss)
Realized	202,719	309,095	21,550	9,354	707	543,425
Unrealized	(23,914)	(58,930)	5,132	5,055	860	(71,797)

Total Investment Income	178,805	250,165	26,682	14,409	1,567	471,628
Interest and Dividend Revenue	21,993	30,197	11,114	23,040	10,000	96,344
Other	6,569	2,863	1,855	(2,310)	428	9,405

Total Revenues	2,738,913	2,986,680	657,837	742,548	411,316	7,537,294

Expenses
Compensation and Benefits
Compensation	280,499	326,317	131,658	188,200	226,837	1,153,511
Performance Fee Compensation
Realized
Carried Interest	266,393	432,996	—	116,254	—	815,643
Incentive Fees	—	5,980	42,451	61,668	—	110,099
Unrealized
Carried Interest	210,446	197,174	—	(28,583)	—	379,037
Incentive Fees	—	(2,751)	(273)	(16,252)	—	(19,276)

Total Compensation and Benefits	757,338	959,716	173,836	321,287	226,837	2,439,014
Other Operating Expenses	143,562	146,083	86,129	90,524	87,484	553,782

Total Expenses	900,900	1,105,799	259,965	411,811	314,321	2,992,796

Economic Income	$1,838,013	$1,880,881	$397,872	$330,737	$96,995	$4,544,498

Segment Assets	$6,134,869	$8,032,854	$1,472,992	$2,592,313	$866,595	$19,099,623

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31, 2013 and the Year Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$368,146	$565,182	$409,321	$398,158	$—	$1,740,807
Advisory Fees	24,313	—	—	—	386,201	410,514
Transaction and Other Fees, Net	97,678	79,675	623	28,586	415	206,977
Management Fee Offsets	(5,683)	(22,821)	(3,387)	(40,329)	—	(72,220)

Total Management and Advisory Fees, Net	484,454	622,036	406,557	386,415	386,616	2,286,078

Performance Fees
Realized
Carried Interest	329,993	486,773	—	127,192	—	943,958
Incentive Fees	—	45,862	207,735	220,736	—	474,333
Unrealized
Carried Interest	398,232	1,651,700	—	108,078	—	2,158,010
Incentive Fees	—	(28,753)	7,718	1,107	—	(19,928)

Total Performance Fees	728,225	2,155,582	215,453	457,113	—	3,556,373

Investment Income (Loss)
Realized	88,026	52,359	27,613	4,098	(1,625)	170,471
Unrealized	161,749	350,201	(9,306)	13,951	739	517,334

Total Investment Income (Loss)	249,775	402,560	18,307	18,049	(886)	687,805
Interest and Dividend Revenue	15,625	21,563	7,605	18,146	7,997	70,936
Other	4,259	3,384	688	527	1,450	10,308

Total Revenues	1,482,338	3,205,125	648,610	880,250	395,177	6,611,500

Expenses
Compensation and Benefits
Compensation	240,150	294,222	136,470	186,514	258,284	1,115,640
Performance Fee Compensation
Realized
Carried Interest	38,953	148,837	—	69,411	—	257,201
Incentive Fees	—	23,878	65,793	111,244	—	200,915
Unrealized
Carried Interest	342,733	566,837	—	57,147	—	966,717
Incentive Fees	—	(15,015)	2,856	508	—	(11,651)

Total Compensation and Benefits	621,836	1,018,759	205,119	424,824	258,284	2,528,822
Other Operating Expenses	124,499	116,391	66,966	96,940	81,843	486,639

Total Expenses	746,335	1,135,150	272,085	521,764	340,127	3,015,461

Economic Income	$736,003	$2,069,975	$376,525	$358,486	$55,050	$3,596,039

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income Before Provision for Taxes and Total Assets as of and for the years ended December 31, 2015, 2014 and 2013:

	December 31, 2015 and the Year Then Ended
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$4,555,932	$90,620	(a)	$4,646,552
Expenses	$2,378,136	$712,739	(b)	$3,090,875
Other Income	$—	$259,071	(c)	$259,071
Economic Income	$2,177,796	$(363,048	)(d)	$1,814,748
Total Assets	$17,779,363	$4,746,717	(e)	$22,526,080

	December 31, 2014 and the Year Then Ended
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$7,537,294	$(52,566	)(a)	$7,484,728
Expenses	$2,992,796	$863,060	(b)	$3,855,856
Other Income	$—	$357,854	(c)	$357,854
Economic Income	$4,544,498	$(557,772	)(d)	$3,986,726
Total Assets	$19,099,623	$12,397,474	(e)	$31,497,097

	Year Ended December 31, 2013
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$6,611,500	$1,668	(a)	$6,613,168
Expenses	$3,015,461	$851,279	(b)	$3,866,740
Other Income	$—	$402,133	(c)	$402,133
Economic Income	$3,596,039	$(447,478	)(d)	$3,148,561

(a)	The Revenues adjustment represents management and performance fees earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues and non-segment related Investment Income, which is included in Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(c)	The Other Income adjustment results from the following:

	Year Ended December 31,
	2015	2014	2013
Fund Management Fees and Performance Fees Eliminated in Consolidation and Transactional Investment Loss	$(100,657)	$52,219	$(5,575)
Fund Expenses Added in Consolidation	48,239	19,169	30,727
Non-Controlling Interests in Income of Consolidated Entities	231,045	409,864	381,872
Transaction-Related Other Income (Loss)	80,444	(123,398)	(4,891)

Total Consolidation Adjustments and Reconciling Items	$259,071	$357,854	$402,133

(d)	The reconciliation of Economic Income to Income Before Provision for Taxes as reported in the Consolidated Statements of Operations consists of the following:

	Year Ended December 31,
	2015	2014	2013
Economic Income	$2,177,796	$4,544,498	$3,596,039

Adjustments
Amortization of Intangibles	(104,530)	(111,254)	(106,643)
IPO and Acquisition-Related Charges	(489,563)	(856,382)	(722,707)
Non-Controlling Interests in Income of Consolidated Entities	231,045	409,864	381,872

Total Consolidation Adjustments and Reconciling Items	(363,048)	(557,772)	(447,478)

Income Before Provision for Taxes	$1,814,748	$3,986,726	$3,148,561

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

22.	SUBSEQUENT EVENTS

There have been no events since December 31, 2015 that require recognition or disclosure in the Consolidated Financial Statements.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

23.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2015 (a)	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$2,512,358	$1,225,202	$11,573	$897,419
Expenses	1,142,568	914,432	476,997	556,878
Other Income (Loss)	93,555	82,015	(16,867)	100,368

Income (Loss) Before Provision for Taxes	$1,463,345	$392,785	$(482,291)	$440,909

Net Income (Loss)	$1,364,001	$349,534	$(483,864)	$394,679

Net Income (Loss) Attributable to The Blackstone Group L.P.	$629,448	$134,168	$(254,697)	$200,870

Net Income (Loss) Per Common Unit
Common Units, Basic	$1.01	$0.21	$(0.40)	$0.31

Common Units, Diluted	$1.00	$0.21	$(0.40)	$0.23

Distributions Declared (b)	$0.78	$0.89	$0.74	$0.49

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$1,526,668	$2,257,860	$1,679,426	$2,020,774
Expenses	887,851	1,089,781	1,055,138	823,086
Other Income	70,155	138,585	8,682	140,432

Income Before Provision for Taxes	$708,972	$1,306,664	$632,970	$1,338,120

Net Income	$654,875	$1,223,382	$553,862	$1,263,434

Net Income Attributable to The Blackstone Group L.P.	$265,617	$517,016	$250,505	$551,451

Net Income Per Common Unit
Common Units, Basic	$0.44	$0.85	$0.41	$0.90

Common Units, Diluted	$0.44	$0.85	$0.41	$0.89

Distributions Declared (b)	$0.58	$0.35	$0.55	$0.44

(a)	Blackstone adopted new GAAP consolidation guidance for the quarter ended June 30, 2015 and applied a modified retrospective approach as of January 1, 2015. Adoption did not change Net Income Attributable to The Blackstone Group L.P. for the quarter ended March 31, 2015, but did change Revenues, Expenses, Other Income (Loss), Income (Loss) Before Provision for Taxes and Net Income (Loss). Such amounts have been recast here from the amounts originally reported for the quarter ended March 31, 2015.
(b)	Distributions declared reflects the calendar date of the declaration of each distribution.

ITEM 8A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	December 31, 2015
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$1,837,324	$—	$—	$1,837,324
Cash Held by Blackstone Funds and Other	148,660	438,472	—	587,132
Investments	10,186,419	4,591,465	(453,787)	14,324,097
Accounts Receivable	461,610	151,543	—	613,153
Reverse Repurchase Agreements	204,893	—	—	204,893
Due from Affiliates	1,224,692	25,722	(9,617)	1,240,797
Intangible Assets, Net	345,547	—	—	345,547
Goodwill	1,718,519	—	—	1,718,519
Other Assets	374,270	2,919	—	377,189
Deferred Tax Assets	1,277,429	—	—	1,277,429

Total Assets	$17,779,363	$5,210,121	$(463,404)	$22,526,080

Liabilities and Partners’ Capital
Loans Payable	$2,797,060	$3,319,687	$—	$6,116,747
Due to Affiliates	1,244,748	50,892	(12,940)	1,282,700
Accrued Compensation and Benefits	2,029,900	18	—	2,029,918
Securities Sold, Not Yet Purchased	99,392	77,275	—	176,667
Repurchase Agreements	970	39,959	—	40,929
Accounts Payable, Accrued Expenses and Other Liabilities	422,905	225,757	—	648,662

Total Liabilities	6,594,975	3,713,588	(12,940)	10,295,623

Redeemable Non-Controlling Interests in Consolidated Entities	—	183,459	—	183,459

Partners’ Capital
Partners’ Capital	6,323,025	450,417	(451,135)	6,322,307
Accumulated Other Comprehensive Income	(53,190)	—	671	(52,519)
Non-Controlling Interests in Consolidated Entities	1,546,044	862,657	—	2,408,701
Non-Controlling Interests in Blackstone Holdings	3,368,509	—	—	3,368,509

Total Partners’ Capital	11,184,388	1,313,074	(450,464)	12,046,998

Total Liabilities and Partners’ Capital	$17,779,363	$5,210,121	$(463,404)	$22,526,080

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	December 31, 2014
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$1,412,472	$—	$—	$1,412,472
Cash Held by Blackstone Funds and Other	348,957	1,459,135	—	1,808,092
Investments	12,123,708	11,835,242	(1,193,361)	22,765,589
Accounts Receivable	364,927	194,394	—	559,321
Reverse Repurchase Agreements	—	—	—	—
Due from Affiliates	1,060,831	723,285	(655,708)	1,128,408
Intangible Assets, Net	458,833	—	—	458,833
Goodwill	1,787,392	—	—	1,787,392
Other Assets	276,476	48,284	—	324,760
Deferred Tax Assets	1,252,230	—	—	1,252,230

Total Assets	$19,085,826	$14,260,340	$(1,849,069)	$31,497,097

Liabilities and Partners’ Capital
Loans Payable	$2,136,706	$6,787,135	$—	$8,923,841
Due to Affiliates	1,289,552	1,350,911	(1,150,375)	1,490,088
Accrued Compensation and Benefits	2,439,257	—	—	2,439,257
Securities Sold, Not Yet Purchased	—	85,878	—	85,878
Repurchase Agreements	—	29,907	—	29,907
Accounts Payable, Accrued Expenses and Other Liabilities	430,712	763,867	—	1,194,579

Total Liabilities	6,296,227	9,017,698	(1,150,375)	14,163,550

Redeemable Non-Controlling Interests in Consolidated Entities	—	2,441,854	—	2,441,854

Partners’ Capital
Partners’ Capital	6,999,830	698,694	(698,694)	6,999,830
Appropriated Partners’ Capital	—	81,301	—	81,301
Accumulated Other Comprehensive Income	(21,932)	1,068	—	(20,864)
Non-Controlling Interests in Consolidated Entities	1,395,631	2,019,725	—	3,415,356
Non-Controlling Interests in Blackstone Holdings	4,416,070	—	—	4,416,070

Total Partners’ Capital	12,789,599	2,800,788	(698,694)	14,891,693

Total Liabilities and Partners’ Capital	$19,085,826	$14,260,340	$(1,849,069)	$31,497,097

(a)	The Consolidated Blackstone Funds consisted of the following:

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

No changes in our internal control over financial reporting (as such term is defined in Rules 13a — 15(f) and 15d — 15(f) under the Securities Exchange Act) occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of Blackstone’s internal control over financial reporting as of December 31, 2015 based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that Blackstone’s internal control over financial reporting as of December 31, 2015 was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited Blackstone’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of Blackstone’s internal control over financial reporting as of December 31, 2015, which is included herein.

ITEM 9B.	OTHER INFORMATION

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”), which added Section 13(r) of the Exchange Act, Blackstone hereby incorporates by reference herein Exhibit 99.1 of each of our Quarterly Reports on Form 10-Q filed on May 8, 2015, August 6, 2015 and November 5, 2015 as well as Exhibit 99.1 of this Annual Report on Form 10-K, which includes disclosures publicly filed and/or provided to us by Travelport Limited, which may be considered our affiliate.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of Blackstone Group Management L.L.C.

The directors and executive officers of Blackstone Group Management L.L.C. as of the date of this filing, are:

Name	Age	Position
Stephen A. Schwarzman	69	Founder, Chairman and Chief Executive Officer and Director
Hamilton E. James	65	President, Chief Operating Officer and Director
J. Tomilson Hill	67	Vice Chairman and Director
Bennett J. Goodman	58	Co-Founder of GSO Capital Partners and Director
Jonathan D. Gray	46	Global Head of Real Estate and Director
Michael S. Chae	47	Chief Financial Officer
John G. Finley	59	Chief Legal Officer
Joan Solotar	51	Senior Managing Director — Head of Multi-Asset Investing and External Relations
Peter T. Grauer	70	Director
Richard H. Jenrette	86	Director
Rochelle B. Lazarus	68	Director
Jay O. Light	74	Director
The Right Honorable Brian Mulroney	76	Director
William G. Parrett	70	Director

Stephen A. Schwarzman is the Chairman and Chief Executive Officer of Blackstone and the Chairman of the board of directors of our general partner. Mr. Schwarzman was elected Chairman of the board of directors of our general partner effective March 20, 2007. He also sits on the firm’s Management Committee. Mr. Schwarzman is a founder of Blackstone and has been involved in all phases of the firm’s development since its founding in 1985. Mr. Schwarzman began his career at Lehman Brothers, where he was elected Managing Director in 1978. He was engaged principally in the firm’s mergers and acquisitions business from 1977 to 1984, and served as Chairman of the firm’s Mergers & Acquisitions Committee in 1983 and 1984. Mr. Schwarzman is an active philanthropist with a history of supporting education and schools. Whether in business or in philanthropy, he has always attempted to tackle big problems and find transformative solutions. In 2015, Mr. Schwarzman donated $150 million to Yale University to establish the Schwarzman Center, a first-of-its-kind campus center in Yale’s historic “Commons” building. In 2013, he founded an international scholarship program, “Schwarzman Scholars,” at Tsinghua University in Beijing to educate future leaders about China. At $450 million, the program is modeled on the Rhodes Scholarship and is the single largest philanthropic effort in China’s history coming largely from international donors. In 2007, Mr. Schwarzman donated $100 million to the New York Public Library on whose board he serves. Mr. Schwarzman is a member of The Council on Foreign Relations, The Business Council, The Business Roundtable, and The International Business Council of the World Economic Forum. He is co-chair of the Partnership for New York City and serves on the boards of The Asia Society and New York Presbyterian Hospital, as well as on The Advisory Board of the School of Economics and Management at Tsinghua University, Beijing. He is a Trustee of The Frick Collection in New York City and Chairman Emeritus of the Board of Directors of The John F. Kennedy Center for the Performing Arts. In 2007, Mr. Schwarzman was included in TIME’s “100 Most Influential People.” Mr. Schwarzman was awarded the Légion d’Honneur of France in 2007 and promoted to Officier in 2010. Mr. Schwarzman holds a BA from Yale University and an MBA from Harvard Business School. He has served as an adjunct professor at the Yale School of Management and on the Harvard Business School Board of Dean’s Advisors.

Hamilton E. James is President and Chief Operating Officer of Blackstone and a member of the board of directors of our general partner. Mr. James was elected to the board of directors of our general partner effective March 20, 2007. He is also a member of Blackstone’s Management Committee and sits on each of the firm’s investment committees. Prior to joining Blackstone in 2002, Mr. James was Chairman of Global Investment Banking and Private Equity at Credit Suisse First Boston and a member of its Executive Board. Prior to the acquisition of Donaldson, Lufkin & Jenrette (DLJ) by Credit Suisse First Boston in 2000, Mr. James was the Chairman of DLJ’s Banking Group, responsible for all the firm’s investment banking and merchant banking activities. Mr. James joined DLJ in 1975 as an Investment Banking associate. He became head of DLJ’s global mergers and acquisitions group in 1982, founded DLJ Merchant Banking, Inc. in 1985, and was named Chairman of the Banking Group in 1995. Mr. James is a Director of Costco Wholesale Corporation and has served on a number of other corporate boards. Mr. James is a Commissioner of The Port Authority of New York and New Jersey, a Trustee of The Metropolitan Museum of Art, member of The Boards of Trustees of Mount Sinai Health System, member of The Center for American Progress Board of Trustees, Vice Chairman of Trout Unlimited’s Coldwater Conservations Fund, Trustee of Woods Hole Oceanographic Institution, Advisory Board Member of the Montana Land Reliance, Trustee of the Wildlife Conservation Society and Chairman Emeritus of the Board of Trustees of American Ballet Theatre. He is also a former member of the President’s Export Council — Subcommittee on Technology & Competitiveness. Mr. James received a BA from Harvard College and an MBA from Harvard Business School.

J. Tomilson Hill is President and Chief Executive Officer of BAAM, a Vice Chairman of Blackstone and a member of the board of directors of our general partner. Mr. Hill was elected to the board of directors of our general partner effective March 20, 2007. He also sits on the firm’s Management Committee. Mr. Hill previously served as Co-Head of the Corporate and Mergers and Acquisitions Advisory group before assuming his role as Chief Executive Officer of BAAM. In his current capacity, Mr. Hill is responsible for overseeing the day-to-day activities of the group, including investment management, client relationships, marketing, operations and administration. Before joining Blackstone in 1993, Mr. Hill began his career at First Boston, later becoming one of the Co-Founders of its Mergers & Acquisitions Department. After running the Mergers & Acquisitions Department at Smith Barney, he joined Lehman Brothers as a partner in 1982, serving as Co-Head and subsequently Head of Investment Banking. Later, he served as Co-Chief Executive Officer of Lehman Brothers and Co-President and Co-COO of Shearson Lehman Brothers Holding Inc. Mr. Hill is a graduate of Harvard College and the Harvard Business School. He is a member of the Council on Foreign Relations where he chairs the Investment Committee and serves on the Council’s Board of Directors, and is a member of the Board of Directors of Lincoln Center Theater, where he is Chairman. He serves on the Board of The Metropolitan Museum of Art, the Telluride Foundation, the Advantage Testing Foundation, and of Our Lady Queen of Angels School, a parochial school (K-8th grade) in Spanish Harlem. He is a member of the Advisory Board of Christie’s and a member of the Board of Directors of OpenPeak Inc. and Advantage Testing, Inc.

Bennett J. Goodman is a Co-Founder of GSO and a member of the board of directors of our general partner. Mr. Goodman was elected to the board of directors of our general partner effective February 24, 2015. He also sits on the firm’s Management Committee. Since joining Blackstone in 2008, Mr. Goodman has focused on the management of GSO, which is Blackstone’s credit investment platform with over $75 billion of assets under management in various direct lending strategies, leveraged loan vehicles and distressed investment funds. Before co-founding GSO in 2005, Mr. Goodman was the Managing Partner of the Alternative Capital Division of Credit Suisse. Mr. Goodman joined Credit Suisse in November 2000 when they acquired Donaldson, Lufkin & Jenrette, or DLJ where he was Global Head of Leveraged Finance. Mr. Goodman joined DLJ in February of 1988 as the founder of the High Yield Capital Markets Group. Prior to joining DLJ, Mr. Goodman worked in the high yield business at Drexel Burnham Lambert from 1984 to 1988. Mr. Goodman is currently on the Board of Directors of Lincoln Center and the Central Park Conservancy. Mr. Goodman received Institutional Investor’s 2012 Money Manager of The Year Award. He also received the 2004 Lifetime Achievement Award from Euromoney Magazine for his career achievements in the global capital markets. He graduated from Lafayette College and the Harvard Business School.

Jonathan D. Gray is Global Head of Real Estate and a member of the board of directors of our general partner. Mr. Gray was elected to the board of directors of our general partner effective February 24, 2012. He also sits on the firm’s Management Committee. Since joining Blackstone in 1992, Mr. Gray has helped build the largest real estate platform in the world with $94 billion in investor capital under management. Blackstone’s portfolio includes hotel, office, retail, industrial and residential properties in the U.S., Europe, Asia and Latin America. Mr. Gray received a BS in Economics from the Wharton School, as well as a BA in English from the College of Arts and Sciences at the University of Pennsylvania, where he graduated magna cum laude and was elected to Phi Beta Kappa. He currently serves as Chairman of the Board of Hilton Worldwide and is a board member of Brixmor Properties and Nevada Property 1 LLC (The Cosmopolitan of Las Vegas). He is also Chairman of the Board of Harlem Village Academies and a board member of Trinity School. Mr. Gray and his wife, Mindy, established the Basser Center for BRCA at the University of Pennsylvania School of Medicine focused on the prevention and treatment of certain genetically caused cancers.

Michael S. Chae is Blackstone’s Chief Financial Officer and a member of the firm’s Management Committee. Mr. Chae has management responsibility over the firm’s global finance, treasury, technology and corporate development functions. Since joining Blackstone in 1997, Mr. Chae has served in a broad range of leadership roles including Head of International Private Equity, from 2012 through 2015, Head of Private Equity for Asia/Pacific, from 2011 through 2015, and overseeing Private Equity investments in various sectors and the investment process for Tactical Opportunities. Mr. Chae led or was involved in numerous Blackstone investments over that time period. Before joining Blackstone, Mr. Chae worked at The Carlyle Group, L.P. and prior to that with Dillon, Read & Co. Mr. Chae received an AB from Harvard College, an MPhil. in International Relations from Cambridge University and a JD from Yale Law School. He has served on numerous boards of private and publicly traded portfolio companies. Mr. Chae is a member of the Board of Trustees of the Lawrenceville School and Chairman of its Investment Committee, and a member of the Council on Foreign Relations and the Board of Trustees of the Asia Society.

John G. Finley is Chief Legal Officer of Blackstone and a member of the firm’s Management Committee. Before joining Blackstone in 2010, Mr. Finley had been a partner with Simpson Thacher & Bartlett for 22 years where he was most recently a member of that law firm’s Executive Committee and Head of Global Mergers & Acquisitions. Mr. Finley is a member of the Advisory Board of the Harvard Law School Program on Corporate Governance, the National Advisory Board of the Netter Center for Community Partnerships of the University of Pennsylvania and the Board of Advisors of the University of Pennsylvania Institute of Law and Economics. He is also a guest lecturer at Harvard Law School and Penn Law School. He has served on the Committee of Securities Regulation of the New York State Bar Association, the Board of Advisors of the Knight-Bagehot Fellowship in Economics and Business Journalism at Columbia University and as a Trustee of the Jewish Board of Family and Children Services. He has also served as Chairman of the Annual International Mergers & Acquisitions Conference of the International Bar Association. Mr. Finley received a BS in Economics from the Wharton School of the University of Pennsylvania, a BA in History from the College of Arts and Sciences of the University of Pennsylvania, and a JD from Harvard Law School.

Joan Solotar is a Senior Managing Director, Head of Multi-Asset Investing and External Relations and a member of the firm’s Management Committee. Ms. Solotar oversees the firm’s Multi-Asset Investing business, which develops and distributes products and services to meet the needs of institutional and high net worth clients. Additionally, she manages global shareholder relations, public affairs and corporate services. Before joining Blackstone in 2007, Ms. Solotar was with Bank of America Securities where she was a Managing Director and Head of Equity Research. Prior to joining Bank of America, she was a consistently highly ranked Institutional Investor “All-American Research Team” financial services analyst at Donaldson, Lufkin & Jenrette and Credit Suisse First Boston as a Managing Director. Ms. Solotar chairs the Board of Directors of Blackstone’s Charitable Foundation and is Chairman of the Board of Trustees of the East Harlem Tutorial Program and the East Harlem Scholars Academies. She is the recent author of a Harvard Business Review article entitled “Truths for our Daughters.” Ms. Solotar received a BS in Management Information Systems at the State University of New York at Albany and an MBA in Finance at New York University.

Peter T. Grauer is a member of the board of directors of our general partner. Mr. Grauer was elected to the board of directors of our general partner effective January 26, 2016. Mr. Grauer is Chairman of Bloomberg L.P., a global financial information and media company. A member of the board of Bloomberg L.P. since 1996, Mr. Grauer became Chairman in 2001, and then Chairman, President and Chief Executive Officer in March 2002. Prior to joining Bloomberg L.P., Mr. Grauer was managing director and senior partner at Credit Suisse First Boston from 2000 to 2002, founding both DLJ Merchant Banking Partners and DLJ Investment Partners. He was managing director of Donaldson, Lufkin & Jenrette (DLJ) from 1992 until Credit Suisse First Boston acquired it in 2000. Mr. Grauer serves as lead director of DaVita Health Care Partners, Inc. and Senior Independent Non-Executive Director of Glencore. He is a member of the Business Council, the Asia Business Council, the International Business Council of the World Economic Forum and Founding Chairman of the World Economic Forum Community of Chairmen. Mr. Grauer is also President of the Inner City Scholarship Fund Board of Trustees, Chairman of the Rockefeller Finance & Operations Committee, Chair of the College Advising Corps, and a board member of Room to Read and the Prostate Cancer Foundation. He is Founding U.S. Chair of the 30% Club, a Member of the Advisory Council of Out on the Street, and the McKinsey Advisory Council.

Richard H. Jenrette is a member of the board of directors of our general partner. Mr. Jenrette was elected to the board of directors of our general partner effective July 14, 2008. Mr. Jenrette is the retired former Chairman and Chief Executive Officer of The Equitable Companies Incorporated and the co-founder and retired Chairman and Chief Executive Officer of Donaldson, Lufkin & Jenrette (DLJ). He is also a former Chairman of The Securities Industry Association and has served in the past as a director or trustee of The McGraw-Hill Companies, Advanced Micro Devices Inc., the American Stock Exchange, The Rockefeller Foundation, The Duke Endowment, the University of North Carolina, New York University and The National Trust for Historic Preservation.

Rochelle B. Lazarus is a member of the board of directors of our general partner. Ms. Lazarus was elected to the board of directors of our general partner effective July 9, 2013. Ms. Lazarus is Chairman Emeritus of Ogilvy & Mather and served as Chairman of that company from 1997 to June 2012. Prior to becoming Chief Executive Officer and Chairman, she also served as president of O&M Direct North America, Ogilvy & Mather New York, and Ogilvy & Mather North America. Ms. Lazarus currently serves on the boards of Merck & Co., Inc., General Electric (where she chairs the Governance and Public Affairs Committee), the Financial Industry Regulatory Authority (FINRA), World Wildlife Fund, Defense Business Board, Lincoln Center for the Performing Arts and the Partnership for New York City. She is a trustee of the New York Presbyterian Hospital and is a member of the Board of Overseers of Columbia Business School. She is also a member of the Council on Foreign Relations, The Women’s Forum, Inc. and The Business Council.

Jay O. Light is a member of the board of directors of our general partner. Mr. Light was elected to the board of directors of our general partner effective September 18, 2008. Mr. Light is the Dean Emeritus of Harvard Business School and the George F. Baker Professor of Administration Emeritus. Prior to that, Mr. Light was the Dean of Harvard Business School from 2006 to 2010. Before becoming the Dean of Harvard Business School, Mr. Light was Senior Associate Dean, Chairman of the Finance Area, and a professor teaching Investment Management, Capital Markets, and Entrepreneurial Finance for 30 years. Mr. Light is the Chairman of the Board of Directors of HCA Holdings, Inc., a director of the Harvard Management Company, a director of Partners HealthCare (the Mass General and Brigham & Women’s Hospitals) and chairman of its Investment Committee, a member of the Investment Committee of several endowments, a director of several private firms, and an advisor/trustee to several corporate and institutional pools of capital. In prior years until 2008, Mr. Light was a Trustee of the GMO Trusts, a family of mutual funds for institutional investors.

The Right Honorable Brian Mulroney is a member of the board of directors of our general partner. Mr. Mulroney was elected to the board of directors of our general partner effective June 21, 2007. Mr. Mulroney is a senior partner and international business consultant for the Montreal law firm, Norton Rose Canada LLP. Prior to joining Norton Rose Canada, Mr. Mulroney was the eighteenth Prime Minister of Canada from 1984 to 1993 and leader of the Progressive Conservative Party of Canada from 1983 to 1993. He served as the Executive Vice President of the Iron Ore Company of Canada and President beginning in 1977. Prior to that, Mr. Mulroney served on the Cliché Commission of Inquiry in 1974. Mr. Mulroney is a Senior Advisor of Global Affairs at Barrick Gold Corporation, where he previously served as a member of the Board of Directors, and is the Chairman of their International Advisory Board. Mr. Mulroney is also Chairman of the Board of Directors of Quebecor Inc. and

Quebecor Media Inc. and a member of the Board of Directors of Wyndham Worldwide Corporation. In prior years until 2009, Mr. Mulroney was a member of the Board of Directors of Archer Daniels Midland Company and Quebecor World Inc.

William G. Parrett is a member of the board of directors of our general partner. Mr. Parrett was elected to the board of directors of our general partner effective November 9, 2007. Until May 31, 2007, Mr. Parrett served as the Chief Executive Officer of Deloitte Touche Tohmatsu. Certain of the member firms of Deloitte Touche Tohmatsu or their subsidiaries and affiliates provide professional services to Blackstone or its affiliates. Mr. Parrett co-founded the Global Financial Services Industry practice of Deloitte and served as its first Chairman. Currently, Mr. Parrett is Senior Trustee of the United States Council for International Business. Mr. Parrett is a member of the board of directors of Thermo Fisher Scientific Inc., Eastman Kodak Company and UBS AG, and is Chairman of the audit committee of each of these companies as well as the Corporate Responsibility Committee of UBS and the Strategy and Finance Committee of Thermo Fisher. He is a member of the Board of Trustees of Carnegie Hall and a past Chairman of the Board of Trustees of United Way Worldwide. Mr. Parrett is a Certified Public Accountant with an active license.

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

When considering whether the board’s directors have the experience, qualifications, attributes and skills, taken as a whole, to enable the board to satisfy its oversight responsibilities effectively in light of the Partnership’s business and structure, Mr. Schwarzman focused on the information described in each of the board members’ biographical information set forth above. In particular, with regard to Mr. Grauer, Mr. Schwarzman considered his extensive financial background and significant management experience at Bloomberg L.P. With regard to Mr. Jenrette, Mr. Schwarzman considered his extensive financial background and experience in a variety of senior leadership roles, including his roles at Donaldson, Lufkin & Jenrette, Inc. and The Equitable Companies Incorporated. With regard to Ms. Lazarus, Mr. Schwarzman considered her extensive business background and her management experience in a variety of senior leadership roles at Ogilvy & Mather. With regard to Mr. Light, Mr. Schwarzman considered his distinguished career as a professor and dean at Harvard Business School with extensive knowledge and expertise of the investment management and capital markets industries. With regard to Mr. Mulroney, Mr. Schwarzman considered his distinguished career of government service, especially his service as the Prime Minister of Canada. With regard to Mr. Parrett, Mr. Schwarzman considered his significant experience, expertise and background with regard to auditing and accounting matters, his leadership role at Deloitte and his seven years of experience serving as a director on boards of directors. With regard to Messrs. James, Hill, Goodman and Gray, Mr. Schwarzman considered their leadership and extensive knowledge of our business and operations gained through their years of service at our firm and with regard to himself, Mr. Schwarzman considered his role as founder and long-time chief executive officer of our firm.

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

The limited liability company agreement of Blackstone Group Management L.L.C. establishes a board of directors that is responsible for the oversight of our business and operations. Our general partner’s board of directors is elected in accordance with its limited liability company agreement, where our senior managing directors have agreed that our founder, Mr. Schwarzman will have the power to appoint and remove the directors of our general partner. The limited liability company agreement of our general partner provides that at such time as Mr. Schwarzman should cease to be a founder, Hamilton E. James will thereupon succeed Mr. Schwarzman as the sole founding member of our general partner, and thereafter such power will revert to the members of our general partner holding a majority in interest in our general partner. We refer to the board of directors of Blackstone Group Management L.L.C. as the “board of directors of our general partner.” The board of directors of our general partner has a total of eleven members, including six members who are not officers or employees, and are otherwise independent, of Blackstone and its affiliates, including our general partner.

The board of directors of our general partner has three standing committees: the audit committee, the conflicts committee and the executive committee.

Audit Committee. The audit committee consists of Messrs. Parrett (Chairman), Grauer, Jenrette and Light and Ms. Lazarus. The purpose of the audit committee is to assist the board of directors of Blackstone Group Management L.L.C. in overseeing and monitoring (a) the quality and integrity of our financial statements, (b) our compliance with legal and regulatory requirements, (c) our independent registered public accounting firm’s qualifications and independence, and (d) the performance of our independent registered public accounting firm. The members of the audit committee meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the New York Stock Exchange listing standards and SEC rules applicable to audit committees. The board of directors of our general partner has determined that Mr. Parrett is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. Mr. Parrett serves on the audit committees of four public companies, including Blackstone. The board of directors of our general partner determined at its January 2016 meeting that upon consideration of all relevant facts and circumstances known to the board of directors, Mr. Parrett’s simultaneous service on the audit committees of four public companies does not impair his ability to effectively serve on the audit committee of the board of directors of our general partner. The audit committee has a charter, which is available on our website at http://ir.blackstone.com under “Corporate Governance.”

Conflicts Committee. The conflicts committee consists of Messrs. Parrett (Chairman), Grauer, Jenrette and Light and Ms. Lazarus. The conflicts committee reviews specific matters that our general partner’s board of directors believes may involve conflicts of interest. The conflicts committee determines if the resolution of any conflict of interest submitted to it is fair and reasonable to the Partnership. Any matters approved by the conflicts committee are conclusively deemed to be fair and reasonable to us and not a breach by us of any duties we may owe to our common unitholders. In addition, the conflicts committee may review and approve any related person transactions, other than those that are approved pursuant to our related person policy, as described under “— Item 13. Certain Relationships and Related Transactions, and Director Independence,” and may establish guidelines or rules to cover specific categories of transactions. The members of the conflicts committee meet the independence standards for service on an audit committee of a board of directors pursuant to federal and New York Stock Exchange rules relating to corporate governance matters.

Executive Committee. The executive committee of the board of directors of Blackstone Group Management L.L.C. consists of Messrs. Schwarzman, James, Hill, Goodman and Gray. The board of directors has delegated all of the power and authority of the full board of directors to the executive committee to act when the board of directors is not in session.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics and a Code of Ethics for Financial Professionals, which apply to our principal executive officer, principal financial officer and principal accounting officer. Each of these codes is available on our website at http://ir.blackstone.com under “Corporate Governance.” We intend to disclose any amendment to or waiver of the Code of Ethics for Financial Professionals and any waiver of our Code of Business Conduct and Ethics on behalf of an executive officer or director either on our Internet website or in an 8-K filing.

Corporate Governance Guidelines

The board of directors of our general partner has a governance policy, which addresses matters such as the board of directors’ responsibilities and duties and the board of directors’ composition and compensation. The governance policy is available on our website at http://ir.blackstone.com under “Corporate Governance.”

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the executive officers and directors of our general partner, and persons who own more than ten percent of a registered class of the Partnership’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish the Partnership with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2015, such persons complied with all such filing requirements, with the exception of a late filing, due to an administrative oversight, of a Form 4 report on April 30, 2015 by Mr. Goodman reflecting the acquisition of common units that were issued as partial consideration in connection with our acquisition of GSO Capital Partners L.P.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Philosophy and Program

The intellectual capital collectively possessed by our senior managing directors (including our named executive officers) and other employees is the most important asset of our firm. We invest in people. We hire qualified people, train them, encourage them to provide their best thinking to the firm for the benefit of the investors in the funds we manage, and compensate them in a manner designed to retain and motivate them and align their interests with those of the investors in our funds.

Our overriding compensation philosophy for our senior managing directors and certain other employees is that compensation should be composed primarily of (a) annual cash bonus payments tied to the performance of the applicable business unit(s) in which such employee works, (b) performance interests (composed primarily of carried interest and incentive fee interests) tied to the performance of the investments made by the funds in the business unit in which such employee works or for which he or she has responsibility, (c) deferred equity awards reflecting the value of our common units, and (d) additional cash payments and deferred equity awards tied to extraordinary performance of such employee or other circumstances (for example, if there has been a change of role or responsibility). We believe base salary should represent a significantly lesser component of total compensation. We believe the appropriate combination of annual cash bonus payments and performance interests or deferred equity awards encourages our senior managing directors and other employees to focus on the underlying performance of our investment funds, as well as the overall performance of the firm and interests of our common unitholders. To that end, the primary form of compensation to our senior managing directors and other employees who work in our carry fund operations is generally a combination of annual cash bonus payments related to the performance of those carry fund operations, carried interest or incentive fee interests and, in specified cases, deferred equity awards. Along the same lines, the primary form of compensation to our senior managing directors and other employees who do not work in our carry fund operations is generally a combination of annual cash bonus payments tied to the performance of the applicable business unit in which such employee works and deferred equity awards.

Employees at higher total compensation levels are generally targeted to receive a greater percentage of their total compensation payable in annual cash bonuses, participation in performance interests, and deferred equity awards and a lesser percentage in in the form of base salary compared to employees who are paid less. We believe that the proportion of compensation that is “at risk” should increase as an employee’s level of responsibility rises.

Our compensation program includes significant elements that discourage excessive risk taking and aligns the compensation of our employees with the long-term performance of the firm. For example, notwithstanding the fact that for accounting purposes we accrue compensation for the Performance Plans (as defined below) related to our carry funds as increases in the carrying value of the portfolio investments are recorded in those carry funds, we only make cash payments to our employees related to carried interest when profitable investments have been realized and cash is distributed first to the investors in our funds, followed by the firm and only then to employees of the firm. Moreover, if a carry fund fails to achieve specified investment returns due to diminished performance of later investments, our Performance Plans entitle us to “claw back” carried interest payments previously made to an employee for the benefit of the limited partner investors in that fund, and we escrow a portion of all carried interest payments made to employees to help fund their potential future “clawback” obligations, all of which further discourages excessive risk-taking by our employees. Similarly, for our investment funds that pay incentive fees, those incentive fees are only paid to the firm and employees of the firm to the extent an applicable fund’s portfolio of investments has profitably appreciated in value (in most cases above a specified level) during the applicable period. In addition, and as noted below with respect to our named executive officers, the requirement that we have our professional employees invest in certain of the funds they manage directly aligns the interests of our professionals and our investors. In most cases, these investments represent a significant percentage of employees’ after-tax compensation. Lastly, because our deferred equity awards have significant vesting or deferral provisions, the actual amount of compensation realized by the recipient will be tied directly to the long-term performance of our common units.

We believe our current compensation and benefit allocations for senior professionals are best in class and are consistent with companies in the alternative asset management industry. We do not generally rely on compensation surveys or compensation consultants. Our senior management periodically reviews the effectiveness and competitiveness of our compensation program, and such reviews may in the future involve the assistance of independent consultants.

Personal Investment Obligations. As part of our compensation philosophy and program, we require our named executive officers to personally invest their own capital in and alongside the funds that we manage. We believe that this strengthens the alignment of interests between our executive officers and the investors in those investment funds. (See “— Item 13. Certain Relationships and Related Transactions, and Director Independence — Investment in or Alongside Our Funds”.) In determining compensation for our named executive officers, we do not take into account the gains or losses attributable to the personal investments by our named executive officers in our investment funds.

For equity awards granted in 2014 and prior years, we also require each of our named executive officers to hold at least 25% of their vested units (other than vested units awarded under our Deferred Compensation Plan) throughout their employment with the firm and generally for one year following the termination of employment. We believe the continued ownership by our named executive officers of significant amounts of our equity through their direct and indirect interests in the Blackstone Holdings Partnerships affords significant alignment of interests with our common unitholders. In 2015, we revised the minimum retained ownership requirement in order to strengthen retention incentives. As a result, for equity awards granted in 2015 and onward our named executive officers are required to hold 25% of their vested units (other than vested units awarded under our Deferred Compensation Plan) until the earlier of (1) ten years after the applicable vesting date and (2) one year following termination of employment.

Named Executive Officers

In 2015, our named executive officers were:

Executive	Title
Stephen A. Schwarzman	Chairman and Chief Executive Officer
Hamilton E. James	President, Chief Operating Officer
J. Tomilson Hill	Vice Chairman
Michael S. Chae	Chief Financial Officer
Laurence A. Tosi	Former Chief Financial Officer
John G. Finley	Chief Legal Officer

On July 23, 2015, Mr. Tosi resigned from his position as Chief Financial Officer, effective August 7, 2015. Simultaneously, we announced the appointment of Michael S. Chae as Chief Financial Officer, effective upon Mr. Tosi’s departure. In recognition of Mr. Tosi’s significant contributions to the firm over the course of his tenure as Chief Financial Officer and as consideration for a general release of claims in favor of the firm and its related parties, we determined it was appropriate to enter into a withdrawal agreement with Mr. Tosi which provided for a lump-sum cash payment as well as modifications to two previously granted equity awards. The specific terms of Mr. Tosi’s withdrawal agreement are discussed below under “— Potential Payments Upon Termination of Employment or Change in Control — Withdrawal Agreement with Laurence Tosi.”

Compensation Elements for Named Executive Officers

The key elements of the compensation of the named executive officers listed in the tables below for 2015 were base compensation, which is composed of base salary, cash bonus and equity-based compensation, and performance compensation, which is composed of carried interest and incentive fee allocations:

1. Base Salary. Each named executive officer received a $350,000 annual base salary in 2015, which equals the total yearly partnership drawings that were received by each of our senior managing directors prior to our initial public offering in 2007. In keeping with historical practice, we continue to pay this amount as a base salary.

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

Each of our named executive officers other than Mr. Schwarzman received annual cash bonus payments in 2015 in addition to their base salary. These cash payments included participation interests in the earnings of the firm’s various investment businesses. Mr. Hill, who has primary responsibility for Hedge Fund Solutions, our funds of hedge funds operation, received a majority of his cash payments based upon the performance of that business. Indicative participation interests for each year were disclosed to a named executive officer at the beginning of such year and represented estimates of the expected percentage participation that such named executive officer may have had in the relevant business unit(s)’ earnings for that same year. However, the ultimate cash payments paid to the named executive officers at the end of the year in respect of their participation interests were determined in the discretion of Mr. Schwarzman and Mr. James, as described below. Earnings for a business unit are calculated based on the annual operating income of that business unit and are generally a function of the performance of such business unit, which is evaluated by Mr. Schwarzman and subject to modification by the firm in its sole discretion. The ultimate cash payment amounts were based on (a) the prior and anticipated performance of the named executive officer, (b) the prior and anticipated performance of the segments and product lines in which the officer serves and for which he has responsibility, and (c) the estimated participation interests given to the officer at the beginning of the year in respect of the investments to be made in that year. We make annual cash bonus payments in the first quarter of the ensuing year to reward individual performance for the prior year. The ultimate cash payments that are made are fully discretionary as further discussed below under “— Determination of Incentive Compensation.”

For 2015, all employees other than Mr. Schwarzman, who does not receive an annual cash bonus payment, were deemed eligible to participate in the Deferred Compensation Plan. The Deferred Compensation Plan provides for the deferral of a portion of each participant’s annual cash bonus payment. The portion deferred is prescribed under the Deferred Compensation Plan and is subject to certain adjustments, including reductions for mandatory contributions to our investment funds. By deferring a portion of a participant’s compensation for three years, the Deferred Compensation Plan acts as an employment retention mechanism and thereby enhances the alignment of interests between such participant and the firm. Many asset managers that are public companies utilize deferred compensation plans as a means of retaining and motivating their professionals, and we believe that it is in the interest of our common unitholders to do the same for our personnel. In 2014, Mr. Schwarzman and Mr. James, determined that in order to strengthen retention incentives, it was appropriate to amend and restate our Deferred Compensation Plan beginning with awards granted in 2015 in respect of 2014. In addition to modifying the deferral period from four years to three years, the amendments also revised the delivery terms of the deferral awards and replaced the former premium award component of the plan with the payment of current cash distribution equivalents on both vested and unvested deferred awards. (See “— Nonqualified Deferred Compensation for 2015 — Narrative to Nonqualified Deferred Compensation for 2015 Table”.)

On January 20, 2016, Messrs. Hill and Finley each received a deferral award under the Deferred Compensation Plan of deferred restricted common units in respect of their service in 2015. The amount of each participant’s annual cash bonus payment deferred under the Deferred Compensation Plan is calculated pursuant to a deferral rate table using the participant’s total annual incentive compensation, which generally includes such participant’s annual cash bonus payment and any incentive fees earned in connection with our investment funds and is subject to certain adjustments, including reductions for mandatory contributions to our investment funds. The percentage of the named executive officer’s 2015 annual cash bonus payment mandatorily deferred into deferred restricted common units was approximately 38.4% for Mr. Hill and 27.0% for Mr. Finley. These awards are reflected as stock awards for fiscal 2015 in the Summary Compensation Table and in the Grants of Plan-

Based Awards in 2015 table. Messrs. James and Chae did not have any portion of their respective 2015 annual cash bonus payments deferred under the Deferred Compensation Plan as their mandatory contributions to our investment funds fully offset their total annual incentive compensation. In addition, since Mr. Tosi resigned from the firm prior to the determination and payment of the annual cash bonuses, he was not eligible to receive an annual cash bonus or to participate in the Deferred Compensation Plan with respect to fiscal 2015.

In January 2015, Messrs. Hill, Tosi and Finley were each awarded a discretionary award of 23,558, 117,790 and 176,685 deferred restricted Blackstone Holdings Partnership Units, respectively. These awards reflected 2014 performance and were also intended to further promote retention and to incentivize future performance. The awards were granted under the 2007 Equity Incentive Plan on July 1, 2015, subject to the named executive officer’s continued employment through such date. Mr. Tosi forfeited this award in its entirety in connection with his resignation from the firm. Mr. Hill’s and Mr. Finley’s outstanding award vests on substantially similar terms as the deferred restricted Blackstone Holdings Partnership Units granted to Mr. Finley in 2013 and 2014, except that (1) these awards will also be forfeited if the named executive officer is terminated without cause and (2) upon a qualifying retirement, 50% of the unvested partnership units will continue to vest and be delivered over the vesting period, subject to forfeiture if the named executive officer violates any applicable provision of his employment agreement or engages in any competitive activity (as such term is defined in the applicable award agreement). This award is reflected as a stock award for fiscal 2015 in the Summary Compensation Table for 2015 and in the Grants of Plan-Based Awards in 2015 table.

In January 2016, Messrs. Hill and Chae were each awarded a discretionary award of Blackstone Holdings Partnership Units with a value of $1,400,000 and $25,000,000, respectively. These awards reflected 2015 performance and are also intended to further promote retention and to incentivize future performance. In addition, with respect to Mr. Chae, the award was granted in recognition of his appointment to Chief Financial Officer effective August 7, 2015. The awards will be granted under the 2007 Equity Incentive Plan and are expected to be granted on July 1, 2016, subject to the named executive officer’s continued employment through such date. Other than with respect to Mr. Chae, whose outstanding award will vest annually in substantially equal installments over six years beginning in 2019, the awards will have the same vesting and other terms as the discretionary awards granted in 2015 in respect of 2014 performance. These awards will be reflected as stock awards for fiscal 2016 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2016 table.

3. Participation in Performance Fees. During 2015, all of our named executive officers participated in the carried interest of our carry funds or the incentive fees of our funds that pay incentive fees through their participation interests in the carry or incentive fee pools generated by these funds. The carry or incentive fee pool with respect to each fund in a given year is funded by a fixed percentage of the total amount of carried interest or incentive fees earned by Blackstone for such fund in that year. We refer to these pools and employee participation therein as our “Performance Plans” and payments made thereunder as performance payments. Because the aggregate amount of performance payments payable through our Performance Plans is directly tied to the performance of the funds, we believe this fosters a strong alignment of interests between the investors in those funds and these named executive officers, and therefore benefits our unitholders. In addition, most alternative asset managers, including several of our competitors, use participation in carried interest or incentive fees as a central means of compensating and motivating their professionals, and we believe that we must do the same in order to attract and retain the most qualified personnel. For purposes of our financial statements, we are treating the income allocated to all our personnel who have participation interests in the carried interest or incentive fees generated by our funds as compensation, and the amounts of carried interest and incentive fees earned by named executive officers are reflected as “All Other Compensation” in the Summary Compensation Table. Cash payments in respect of our Performance Plans for each named executive officer are determined on the basis of the percentage participation in the relevant investments previously allocated to that named executive officer, which percentage participations are established in January in each year in respect of the investments to be made in that year. The percentage participation for a named executive officer may vary from year to year and fund to fund due to several factors, and may include changes in the size and composition of the pool of

Blackstone personnel participating in such Performance Plan in a given year, the performance of our various businesses, new developments in our businesses and product lines, and the named executive officer’s leadership and oversight of the business or corporate function for which the named executive officer is responsible and such named executive officer’s contributions with respect to our strategic initiatives and development. In addition, certain of our employees, including our named executive officers, may participate in profit sharing initiatives whereby these individuals may receive allocations of investment income from Blackstone’s firm investments. Our employees, including our named executive officers, may also receive equity awards in our investment advisory clients and/or be allocated securities of such clients that we have received.

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

Participation in carried interest generated by our carry funds for all participating named executive officers other than Mr. Schwarzman is subject to vesting. Vesting serves as an employment retention mechanism and thereby enhances the alignment of interests between a participant in our Performance Plans and the firm. For carried interest allocated on or prior to December 31, 2012 and carried interest earned in certain of our credit funds, each participating named executive officer (other than Mr. Schwarzman) vests in 25% of the carried interest related to an investment immediately upon the closing of the investment by a carry fund with the remainder vesting in equal installments on the first through third anniversary of the closing of that investment (unless an investment is realized prior to the expiration of such three-year anniversary, in which case such active executive officer is deemed 100% vested in the proceeds of such realizations). For carried interest allocated after December 31, 2012, the carried interest related to an investment vests in equal installments on the first through fourth anniversary of the closing of that investment (unless an investment is realized prior to the expiration of such four-year anniversary, in which case such active executive officer is deemed 100% vested in the proceeds of such realizations). In addition, any named executive officer who is retirement eligible will automatically vest in 50% of their otherwise unvested carried interest allocation upon retirement. (See “— Non-Competition and Non-Solicitation Agreements — Retirement.”) We believe that vesting of carried interest participation enhances the stability of our senior management team and provides greater incentives for our named executive officers to remain at the firm. Due to his unique status as a founder and the long-time chief executive officer of our firm, Mr. Schwarzman vests in 100% of his carried interest participation related to any investment by a carry fund upon the closing of that investment.

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

(c) Investment Advisory Client Interests. BXMT is an investment advisory client of Blackstone. Compensation we receive from investment advisory clients in the form of securities may be allocated to employees and senior managing directors. For example, in 2015, Messrs. Schwarzman, James, Tosi and Finley were allocated restricted shares of listed common stock of BXMT in connection with investment advisory services provided by Blackstone to BXMT. The value of these allocated restricted shares is reflected as “All Other Compensation” in the Summary Compensation Table.

4. Other Benefits. Upon the consummation of our initial public offering in June 2007, we entered into a founding member agreement with our founder, Mr. Schwarzman, which provides specified benefits to him following his retirement. (See “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2015 — Schwarzman Founding Member Agreement”.) Mr. Schwarzman is provided certain security services, including home security systems and monitoring, and personal and related security services. These security services are provided for our benefit, and the board of directors of our general partner considers the related expenses to be appropriate business expenses rather than personal benefits for Mr. Schwarzman. Nevertheless, the expenses associated with these security services are reflected in the “All Other Compensation” column of the Summary Compensation Table below.

Determination of Incentive Compensation

As our founder, Mr. Schwarzman sets his own compensation and reserves final approval of each named executive officer’s compensation, based in large part on recommendations from Mr. James. For 2015, these decisions were based primarily on Mr. Schwarzman’s and Mr. James’s assessment of such named executive officer’s individual performance, operational performance for the segments or product lines in which the officer serves or for which he has responsibility, and the officer’s potential to enhance investment returns for the investors in our funds and service to our advisory clients, and to contribute to long-term unitholder value. In evaluating these factors, Mr. Schwarzman and Mr. James relied upon their judgment to determine the ultimate amount of a named executive officer’s annual cash bonus payment and participation in carried interest, incentive fees and investment advisory client interests that was necessary to properly induce the named executive officer to seek to achieve our objectives and reward a named executive officer in achieving those objectives over the course of the prior year. Key factors that Mr. Schwarzman considered in making such determination with respect to Mr. James were his service as President and Chief Operating Officer, his role in overseeing the growth and operations of the firm, and his leadership on the strategic direction of the firm generally. Key factors that Mr. Schwarzman and Mr. James considered in making such determinations with respect to Mr. Hill were his leadership and oversight of our Hedge Fund Solutions business, including his role in the oversight and development of new products and strategies, and his leadership on strategic initiatives undertaken by the firm. Key factors that Mr. Schwarzman and Mr. James considered in making such determinations with respect to Mr. Chae were his leadership and oversight of our global finance, treasury, technology and corporate development function and his role in strategic initiatives undertaken by the firm. Key factors that Mr. Schwarzman and Mr. James considered in making such determinations with respect to Mr. Finley were his leadership and oversight of our global legal and compliance functions, his role in positioning the firm to be compliant with and respond to inquiries and requests of the regulatory bodies that regulate and monitor the public company as well as our investment businesses, and his role in strategic initiatives undertaken by the firm. For 2015, Mr. Schwarzman and Mr. James also considered each named executive officer’s prior-year annual cash bonus payments, indicative participation interests disclosed to the named executive officer at the beginning of the year, his allocated share of performance interests through participation in our Performance Plans, the appropriate balance between incentives for long-term and short-term performance, and the compensation paid to the named executive officer’s peers within the firm. Since Mr. Tosi resigned from the firm prior to the determination and payment of the annual cash bonuses, he was not eligible to receive an annual cash bonus with respect to fiscal 2015.

Minimum Retained Ownership Requirements

The minimum retained ownership requirements for our named executive officers for equity awards granted in 2015 and prior years are described below under “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2015 — Terms of Blackstone Holdings Partnership Units Granted in 2015 and Prior Years — Minimum Retained Ownership Requirements.” The changes made to the minimum retained ownership requirements for equity awards to be granted in 2015 and future years are described above under “—Compensation Discussion and Analysis — Overview of Compensation Philosophy and Program — Personal Investment Obligations.”

Compensation Committee Report

The board of directors of our general partner does not have a compensation committee. The members of the executive committee of the board of directors identified below have reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, have determined that the Compensation Discussion and Analysis should be included in this annual report.

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

Summary Compensation Table

The following table provides summary information concerning the compensation of our Chief Executive Officer, our current Chief Financial Officer, our former Chief Financial Officer who resigned effective August 7, 2015 and each of our three other most highly compensated employees who served as executive officers at December 31, 2015, for services rendered to us. These individuals are referred to as our named executive officers in this annual report.

Name and Principal Position	Year	Salary	Bonus (a)	Stock Awards (b)	All Other Compensation (c)	Total
Stephen A. Schwarzman	2015	$350,000	$—	$—	$89,137,817	$89,487,817
Chairman and Chief Executive Officer	2014	$350,000	$—	$—	$85,538,640	$85,888,640
	2013	$350,000	$—	$—	$21,641,142	$21,991,142

Hamilton E. James	2015	$350,000	$35,246,105	$—	$40,312,608	$75,908,713
President Chief Operating Officer	2014	$350,000	$37,435,891	$679,326	$39,866,813	$78,332,030
	2013	$350,000	$34,471,212	$—	$8,233,031	$43,054,243

J. Tomilson Hill	2015	$350,000	$9,253,650	$5,521,215	$1,634,816	$16,759,681
Vice Chairman	2014	$350,000	$13,557,310	$11,243,928	$789,052	$25,940,290
	2013	$350,000	$11,056,098	$14,515,676	$(49,282)	$25,872,492

Michael S. Chae	2015	$350,000	$4,650,000	$—	$6,976,078	$11,976,078
Chief Financial Officer

Laurence A. Tosi	2015	$210,898	$—	$11,708,630	$5,795,763	$17,715,291
Former Chief Financial Officer	2014	$350,000	$6,632,140	$2,724,339	$5,265,348	$14,971,827
	2013	$350,000	$7,254,261	$729,067	$2,245,049	$10,578,377

John G. Finley	2015	$350,000	$3,284,157	$8,188,928	$1,365,090	$13,188,175
Chief Legal Officer	2014	$350,000	$3,981,393	$2,049,828	$1,288,606	$7,669,827
	2013	$350,000	$4,212,555	$243,022	$536,357	$5,341,934

(a)	The amounts reported in this column reflect the annual cash bonus payments made for performance in the indicated year.

The amounts reported as “bonus” for 2015 for Messrs. Hill and Finley are shown net of their respective mandatory deferral pursuant to the Deferred Compensation Plan. The deferred amounts for 2015 were as follows: Mr. Hill, $5,766,064 and Mr. Finley, $1,213,353. For additional information on the Deferred Compensation Plan, see “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2015 — Deferred Compensation Plan.”

(b)	The reference to “stock” in this table refers to deferred restricted Blackstone Holdings Partnership Units or deferred restricted common units. The amounts reported in this column represent the grant date fair value of stock awards granted for financial statement reporting purposes in accordance with GAAP pertaining to equity-based compensation. The assumptions used in determining the grant date fair value are set forth in Note 16. “Equity-Based Compensation” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data.”

Amounts reported for 2015 reflect the following deferred equity awards granted on January 20, 2016 for 2015 performance pursuant to the Deferred Compensation Plan: Mr. Hill, 191,883 deferred restricted common units with a grant date fair value of $4,557,221 and Mr. Finley, 40,378 deferred restricted common units with a grant date fair value of $958,978. The grant date fair value of the stock award reflecting the deferred bonus amount is computed in accordance with GAAP and generally differs from the dollar amount of the portion of the bonus that is required to be deferred under the Deferred Compensation Plan. For additional information on the Deferred Compensation Plan, see “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2015 — Deferred Compensation Plan.”

Amounts reported for 2015 also reflect the following discretionary equity awards granted on July 1, 2015 under the 2007 Equity Incentive Plan: Mr. Hill, 23,558 deferred restricted Blackstone Holdings Partnership Units, Mr. Tosi, 117,790 deferred restricted Blackstone Holdings Partnership Units and Mr. Finley, 176,685 deferred restricted Blackstone Holdings Partnership Units. The July 1, 2015 grant date fair value of the stock award reflecting the discretionary equity award amount is computed in accordance with GAAP and generally differs from the dollar amount of the discretionary equity award which was determined in January 2015. Mr. Tosi’s award was forfeited in its entirety in connection with his resignation from the firm.

Pursuant to the terms of Mr. Tosi’s withdrawal agreement, we agreed to modify (1) his award of 49,925 deferred restricted common units granted on January 16, 2015 to provide that, notwithstanding his resignation, the units will continue to vest and be settled in accordance with their terms, subject to Mr. Tosi’s continued compliance with his non-competition and non-solicitation agreement through each applicable vesting date and (2) his award of 344,154 unvested deferred restricted Blackstone Holdings Partnership Units granted on January 26, 2011, which was scheduled to cliff vest in full on January 1, 2016, by allowing him to vest in a number of Blackstone Holdings Partnership Units intended to approximate the grant date fair value of the original award. These actions were accounted for as modifications for financial statement reporting purposes in accordance with GAAP and the amount reported for 2015 for Mr. Tosi reflects the incremental fair value, computed as of the August 7, 2015 deemed modification date in accordance with GAAP, with respect to each modified award. Mr. Tosi’s withdrawal agreement with the firm, including the modifications to his 2015 deferred equity awards, is further discussed below under “— Potential Payments Upon Termination of Employment or Change in Control — Withdrawal Agreement with Laurence Tosi.”

(c)	Amounts reported for 2015 include cash payments in respect of carried interest or incentive fee allocations relating to our Performance Plans to the named executive officer in 2015 as follows: $88,296,986 for Mr. Schwarzman, $40,114,165 for Mr. James, $6,976,078 for Mr. Chae, $1,634,816 for Mr. Hill, $5,235,443 for Mr. Tosi and $1,344,983 for Mr. Finley, respectively. Amount reported for Mr. Tosi also includes payments in connection with participation in certain profit sharing initiatives with respect to Blackstone’s firm investments. Any in-kind distributions in respect of carried interest are reported based on the market value of the securities distributed as of the date of distribution. For 2015, Messrs. Schwarzman, James and Chae were the only named executive officers who received such in-kind distributions. We have determined to present compensation relating to carried interest and incentive fees within the Summary Compensation Table in the year in which such compensation is paid to the named executive officer under the terms of the relevant Performance Plan. Accordingly, the amounts presented in the table differ from the compensation expense recorded by us on an accrual basis for such year in respect of carried interest and incentive fees allocable to a named executive officer, which accrued amounts for 2015 are separately disclosed in this footnote to the Summary Compensation Table. We believe that the presentation of the actual amounts of carried interest- and incentive fee-related compensation earned by a named executive officer during the year, instead of the amounts of compensation expense we have recorded on an accrual basis, most appropriately reflects the actual compensation received by the named executive officer and represents the amount most directly aligned with the named executive officer’s actual performance. By contrast, the amount of compensation expense accrued in respect of carried interest and incentive fees allocable to a named executive officer can be highly volatile from year to year, with amounts accrued in one year being reversed in a following year, and vice versa, causing such amounts to be less useful as a measure of the compensation actually earned by a named executive officer in any particular year.

To the extent compensation expense recorded by us on an accrual basis in respect of carried interest or incentive fee allocations (rather than cash payments) were to be included for 2015, the amounts would be $99,273,000 for Mr. Schwarzman, $60,336,664 for Mr. James, $2,420,174 for Mr. Hill, $15,430,761 for Mr. Chae, $4,650,443 for Mr. Tosi and $1,618,340 for Mr. Finley. For financial statement reporting purposes, the accrual of compensation expense is equal to the amount of carried interest and incentive fees related to performance fee revenues as of the last day of the relevant period as if the performance fee revenues in the funds generating such carried interest or incentive fees were realized as of the last day of the relevant period.

With respect to Messrs. Schwarzman, James, Tosi and Finley, amounts shown for 2015 also include the value of restricted shares of listed common stock of BXMT allocated to such named executive officers based on the closing price of BXMT’s common stock on the date of the award as follows: $604,539 for Mr. Schwarzman, $198,443 for Mr. James, $60,320 for Mr. Tosi (a portion of which was forfeited upon his resignation) and $20,107 for Mr. Finley. These restricted shares will vest over three years with one-sixth of the shares vesting at the end of the second quarter after the date of the award and the remaining shares vesting in ten equal quarterly installments thereafter.

With respect to Mr. Tosi, amount shown for 2015 also includes a $500,000 lump-sum cash payment paid to Mr. Tosi on November 17, 2015 pursuant to the terms of his withdrawal agreement. Mr. Tosi’s withdrawal agreement with the firm is further discussed below under “— Potential Payments Upon Termination of Employment or Change in Control — Withdrawal Agreement with Laurence Tosi.”

With the exception of $236,292 of expenses related to security services for Mr. Schwarzman in 2015, perquisites and other personal benefits to the named executive officers were less than $10,000 and information regarding perquisites and other personal benefits has therefore not been included. As noted above under “— Compensation Discussion and Analysis — Compensation Elements for Named Executive Officers — Other Benefits,” we consider the expenses for security services for Mr. Schwarzman to be for our benefit, and the board of directors of our general partner considers the related expenses to be appropriate business expenses rather than personal benefits for Mr. Schwarzman. Mr. Schwarzman makes business and personal use of a car and driver and he and members of his family also make occasional business and personal use of an airplane in which we have a fractional interest and in each case he bears the full cost of such personal usage. In addition, certain Blackstone personnel administer personal matters for Mr. Schwarzman and certain matters for the Stephen A. Schwarzman Education Foundation (“SASEF”), and Mr. Schwarzman and SASEF, respectively, bear the full incremental cost to us of such personnel. Mr. James and members of his family make occasional business and personal use of an airplane in which we have a fractional interest and he bears the full incremental cost of such personal usage. There is no incremental expense incurred by us in connection with the use of any car and driver, airplane or personnel by either of Messrs. Schwarzman or James, as described above.

During 2015, cash distributions to our named executive officers in respect of Blackstone legacy funds and investments that were not contributed to Blackstone Holdings pursuant to the reorganization were $11,110 dollars to Mr. Schwarzman and $4,280 dollars to Mr. James.

Grants of Plan-Based Awards in 2015

The following table provides information concerning unit awards granted in 2015 or, for deferred restricted common units granted under the Deferred Compensation Plan, with respect to 2015, to our named executive officers:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (a)		Grant Date Fair Value of Stock and Option Awards (a)
Stephen A. Schwarzman	—	—		$—
Hamilton E. James	—	—		$—
J. Tomilson Hill	7/1/2015	23,558	(b)	$963,993
	1/20/2016	191,883	(c)	$4,557,221
Michael S. Chae	—	—		$—
Laurence A. Tosi	7/1/2015	117,790	(b)	$4,819,967
	8/7/2015	176,604	(d)	$5,000,000
	8/7/2015	49,925	(d)	$1,888,663
John G. Finley	7/1/2015	176,685	(b)	$7,229,950
	1/20/2016	40,378	(c)	$958,978

(a)	The references to “stock” or “shares” in this table refer to deferred restricted Blackstone Holdings Partnership Units or our deferred restricted common units.
(b)	Represents deferred restricted Blackstone Holdings Partnership Units granted under our 2007 Equity Incentive Plan and reflects 2015 performance. Mr. Tosi forfeited this award in its entirety in connection with his resignation from the firm.
(c)	Represents deferred restricted common units granted in 2016 under the Deferred Compensation Plan for 2015 performance. These grants are reflected in the “Stock Awards” column of the Summary Compensation Table in 2015. (See “— Nonqualified Deferred Compensation for 2015 — Narrative to Nonqualified Deferred Compensation for 2015 Table.”) These grants are reflected in the “Stock Awards” column of the Summary Compensation Table in 2015.
(d)	Pursuant to the terms of Mr. Tosi’s withdrawal agreement, we agreed to modify (1) his award of 49,925 deferred restricted common units granted on January 16, 2015 to provide that, notwithstanding his resignation, the units will continue to vest and be settled in accordance with their terms, subject to Mr. Tosi’s continued compliance with his non-competition and non-solicitation agreement through each applicable vesting date and (2) his award of 344,154 unvested deferred restricted Blackstone Holdings Partnership Units granted on January 26, 2011, which was scheduled to cliff vest in full on January 1, 2016, by allowing him to vest in a number of Blackstone Holdings Partnership Units intended to approximate the grant date fair value of the original award. The actual number of vested Blackstone Holdings Partnership Units was based on fair market value equal to $5,000,000 using a 60-day day volume weighted average price as of February 1, 2016. These actions were accounted for as modifications for financial statement reporting purposes in accordance with GAAP and the amounts reported for 2015 for Mr. Tosi reflect the incremental fair value, computed as of the August 7, 2015 deemed modification date in accordance with GAAP, with respect to each modified award. Mr. Tosi’s withdrawal agreement with the firm, including the modifications to his two previously granted equity awards, is further discussed below under “— Potential Payments Upon Termination of Employment or Change in Control — Withdrawal Agreement with Laurence Tosi.”

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2015

Terms of Blackstone Holdings Partnership Units Granted in 2015 and Prior Years

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

Vesting Provisions. The Blackstone Holdings Partnership Units received by our named executive officers (other than Mr. Tosi and Mr. Finley) in the reorganization have the following vesting provisions:

•

25% of the Blackstone Holdings Partnership Units received by Mr. Schwarzman in the reorganization in exchange for the contribution of his equity interests in our operating subsidiaries were fully vested, with the remaining 75% vesting, subject to Mr. Schwarzman’s continued employment, in equal installments on each anniversary of our initial public offering (June 21, 2007) over four years. All of the Blackstone Holdings Partnership Units received by Mr. Schwarzman in the reorganization in exchange for his interests in carried interest relating to investments made by our carry funds prior to the date of the contribution were fully vested; and

•

25% of the Blackstone Holdings Partnership Units received by each of Messrs. James, Hill and Chae in the reorganization in exchange for the contribution of his equity interests in our operating subsidiaries were fully vested. The remaining units vest, subject to the named executive officer’s continued employment, in equal installments on each anniversary of our initial public offering over up to eight years and are now fully vested. All of the Blackstone Holdings Partnership Units received by Messrs. James, Hill and Chae in the reorganization in exchange for their interests in carried interest relating to investments made by our carry funds prior to the date of the contribution were fully vested.

As discussed under “— Potential Payments Upon Termination of Employment or Change in Control — Withdrawal Agreement with Laurence Tosi” below, in connection with Mr. Tosi’s resignation from the firm, we agreed to modify the terms of his 2015 equity awards. All of Mr. Tosi’s other unvested deferred restricted common units and deferred restricted Blackstone Holdings Partnership Units were immediately forfeited upon his resignation.

The 500,000 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Finley in 2010 under the 2007 Equity Incentive Plan vested in equal installments over five years on each anniversary of his hire date (September 1, 2010). The 20,454 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Finley in 2012 under the 2007 Equity Incentive Plan vested 20% on July 1, 2015 and vest 30% on July 1, 2016 and 50% on July 1, 2017. The 11,578 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Finley, in 2013 under the 2007 Equity Incentive Plan vest 20% on July 1, 2016, 30% on July 1, 2017 and 50% on July 1, 2018. The 31,071 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Finley in 2014 under the 2007 Equity Incentive Plan vest 20% on July 1, 2017, 30% on July 1, 2018 and 50% on July 1, 2019. The 176,685 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Finley in 2015 under the 2007 Equity Incentive Plan vest 20% July 1, 2018, 30% on July 1, 2019 and 50% on July 1, 2020.

Except as described below, unvested deferred restricted Blackstone Holdings Partnership Units are generally forfeited upon termination of employment. With respect to Mr. Finley, the deferred restricted Blackstone Holdings Partnership Units granted to him in 2013 and 2014 will become fully vested if he is terminated by us without cause. A named executive officer who leaves our firm to accept specified types of positions in government service will continue to vest in units as if he had not left our firm during the period of government service. In addition, upon the death or permanent disability of a named executive officer, all of his unvested deferred restricted Blackstone

Holdings Partnership Units held at that time will vest immediately. In connection with a named executive officer’s termination of employment due to qualifying retirement, with respect to unvested deferred restricted Blackstone Holdings Partnership Units granted in 2014 and prior years, 50% of such units will generally be entitled to accelerated vesting and, with respect to unvested deferred restricted Blackstone Holdings Partnership Units granted in 2015 and 2016, 50% of such units will continue to vest and be delivered over the vesting period, subject to forfeiture if the named executive officer violates any applicable provision of his employment agreement or engages in any competitive activity (as such term is defined in the applicable award agreement). (See “Non-Competition and Non-Solicitation Agreements—Retirement.”) Further, in the event of a change in control (defined in the Blackstone Holdings partnership agreements as the occurrence of any person becoming the general partner of The Blackstone Group L.P. other than a person approved by the current general partner), any deferred restricted Blackstone Holdings Partnership Units will automatically be deemed vested as of immediately prior to such change in control.

All vested and unvested Blackstone Holdings Partnership Units and deferred restricted Blackstone Holdings Partnership Units (and our common units received in exchange for such Blackstone Holdings Partnership Units) held by a named executive officer will be immediately forfeited in the event he materially breaches any of his restrictive covenants set forth in the non-competition and non-solicitation agreement outlined under “Non-Competition and Non-Solicitation Agreements” or his service is terminated for cause.

Minimum Retained Ownership Requirements. For units granted in 2014 and prior years, while employed by us and generally for one year following the termination of employment, each of our named executive officers (except as otherwise provided below) will be required to continue to hold (and may not transfer) at least 25% of all vested units (other than vested units awarded under our Deferred Compensation Plan) received by him. For units granted in 2015 and future years each of our named executive officers (except as otherwise provided below) will be required to hold 25% of their vested units (other than vested units awarded under our Deferred Compensation Plan) until the earlier of (1) ten years after the applicable vesting date and (2) one year following termination of employment. The requirement that one continue to hold at least 25% of such vested units is subject to the qualification in Mr. Schwarzman’s case that in no event will he be required to hold units having a market value greater than $1.5 billion. Each of our named executive officers is in compliance with these minimum retained ownership requirements.

Transfer Restrictions. None of our named executive officers may transfer Blackstone Holdings Partnership Units other than pursuant to transactions or programs approved by our general partner.

This transfer restriction applies to sales, pledges of Blackstone Holdings Partnership Units, grants of options, rights or warrants to purchase Blackstone Holdings Partnership Units or swaps or other arrangements that transfer to another, in whole or in part, any of the economic consequences of ownership of the Blackstone Holdings Partnership Units other than as approved by our general partner. We expect that our general partner will approve pledges or transfers to personal planning vehicles beneficially owned by the families of our pre-IPO owners and charitable gifts, provided that the pledgee, transferee or donee agrees to be subject to the same transfer restrictions (except as specified above with respect to Mr. Schwarzman). Transfers to Blackstone are also exempt from the transfer restrictions.

The transfer restrictions set forth above will continue to apply generally for one year following the termination of employment of a named executive officer other than Mr. Schwarzman for any reason, except that the transfer restrictions set forth above will lapse upon death or permanent disability. The transfer restrictions will lapse in the event of a change in control (as defined above).

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

Outstanding Equity Awards at 2015 Fiscal Year End

The following table provides information regarding outstanding unvested equity awards made to our named executive officers as of December 31, 2015. In connection with the spin-off of the operations that historically constituted Blackstone’s Financial Advisory segment, other than Blackstone’s capital markets services business, unvested deferred restricted common units and unvested deferred restricted Blackstone Holdings Partnership Units were generally adjusted by granting additional unvested deferred restricted units in order to maintain the intrinsic value of each award as required pursuant to the terms of the 2007 Equity Incentive Plan. The awards otherwise retained the original terms and conditions after adjustment.

	Stock Awards (a)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (b)
Stephen A. Schwarzman	—	$—
Hamilton E. James (c)	—	$—
J. Tomilson Hill (c)	190,469	$5,569,314
Michael S. Chae	—	$—
Laurence A. Tosi (d)	50,718	$1,482,994
John G. Finley	310,188	$8,848,222

(a)	The references to “stock” or “shares” in this table refer to unvested deferred restricted Blackstone Holdings Partnership Units and unvested deferred restricted common units granted under the Deferred Compensation Plan (including deferred restricted common units granted to Mr. Finley in 2016 in respect of 2015 performance and the unvested premium portion of deferred restricted common units granted to Mr. Hill under the Deferred Compensation Plan). The vesting terms of these awards are described under the captions “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2015 — Terms of Blackstone Holdings Partnership Units Granted in 2015 and Prior Years” above and “— Nonqualified Deferred Compensation for 2015 — Narrative to Nonqualified Deferred Compensation for 2015 Table” below.
(b)	The dollar amounts shown under this column were calculated by multiplying the number of unvested deferred restricted Blackstone Holdings Partnership Units or unvested deferred restricted common units held by the named executive officer by the closing market price of $29.24 per Blackstone common unit on December 31, 2015, the last trading day of 2015, other than the deferred restricted common units granted in 2016 in respect of 2015 performance, which are valued as of the date of their grant.
(c)	This table does not reflect (1) undelivered deferred restricted common units that were granted to Messrs. James and Hill in 2015 pursuant to the Deferred Compensation Plan in respect of 2014 performance that were considered vested on the date of grant due to their retirement eligibility, (2) undelivered deferred restricted common units that were granted to Mr. Hill in 2016 pursuant to the Deferred Compensation Plan in respect of 2015 performance that were considered vested on the date of grant due to his retirement eligibility and (3) mandatorily deferred and vested, but undelivered, deferred restricted common units that were granted to Mr. Hill pursuant to the Deferred Compensation Plan in respect of 2013 and prior years. These deferred restricted common units are reflected in the Nonqualified Deferred Compensation for 2015 Table below.
(d)	As described under “ — Potential Payments Upon Termination of Employment or Change in Control — Withdrawal Agreement with Laurence Tosi” below, in connection with Mr. Tosi’s resignation, effective August 7, 2015, we entered into a withdrawal agreement with him on November 3, 2015 pursuant to which we agreed to modify (1) his award of 49,925 deferred restricted common units granted on January 16, 2015 to provide that, notwithstanding his resignation, the units will continue to vest and be settled in accordance with their terms, subject to Mr. Tosi’s continued compliance with his non-competition and non-solicitation agreement through each applicable vesting date and (2) his award of 344,154 unvested deferred restricted Blackstone Holdings Partnership Units granted on January 26, 2011, which was scheduled to cliff vest in full on January 1, 2016, by allowing him to vest in a number of Blackstone Holdings Partnership Units intended to approximate the grant date fair value of the original award. All other unvested deferred restricted common units and deferred restricted Blackstone Holdings Partnership Units were immediately forfeited upon his resignation.

Option Exercises and Stock Vested in 2015

The following table provides information regarding the number of outstanding initially unvested equity awards made to our named executive officers that vested during 2015 or, for deferred restricted common units granted to Mr. Hill under the Deferred Compensation Plan, with respect to 2015:

	Stock Awards (a)
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting (b)
Stephen A. Schwarzman	—	$—
Hamilton E. James	4,111,528	$174,287,672
J. Tomilson Hill (c)	1,644,227	$65,359,661
Michael S. Chae	909,734	$38,563,624
Laurence A. Tosi (d)	198,876	$5,840,470
John G. Finley	104,090	$3,412,363

(a)	The references to “stock” or “shares” in this table refer to Blackstone Holdings Partnership Units, deferred restricted Blackstone Holdings Partnership Units and our deferred restricted common units.
(b)	The value realized on vesting is based on the closing market prices of our common units on the day of vesting.
(c)	For Mr. Hill, includes 191,883 deferred restricted common units granted pursuant to the Deferred Compensation Plan, with a value realized on vesting of $4,557,221, which were all considered vested on the date of grant due to Mr. Hill’s retirement eligibility. These deferred restricted common units are scheduled to be delivered in equal annual installments over the three year deferral period and are reflected in the Nonqualified Deferred Compensation for 2015 Table below.
(d)	For Mr. Tosi, includes 176,604 deferred restricted Blackstone Holdings Partnership Units vested on the date of grant and received pursuant to the terms of his withdrawal agreement as a modification to his award of 344,154 unvested deferred restricted Blackstone Holdings Partnership Units granted on January 26, 2011, which was scheduled to cliff vest in full on January 1, 2016. The actual number of vested Blackstone Holdings Partnership Units was based on fair market value equal to $5,000,000 using a 60-day volume weighted average price as of February 1, 2016.

Nonqualified Deferred Compensation for 2015

The following table provides (1) undelivered deferred restricted common units that were granted to Messrs. James and Hill in 2015 pursuant to the Deferred Compensation Plan in respect of 2014 performance that were considered vested on the date of grant due to their retirement eligibility, but upon which the underlying common units have not yet been delivered, (2) undelivered deferred restricted common units that were granted to Mr. Hill in 2016 pursuant to the Deferred Compensation Plan in respect of 2015 performance that were considered vested on the date of grant due to his retirement eligibility, but upon which the underlying common units have not yet been delivered, and (3) mandatorily deferred and vested, but undelivered, deferred restricted common units that were granted to Mr. Hill pursuant to the Deferred Compensation Plan in respect of 2013 and prior years.

Name	Executive Contributions in 2015	Registrant Contributions in 2015 (a)	Aggregate Earnings (Losses) in 2015 (b)	Aggregate Withdrawals/ Distributions (c)	Aggregate Balance at December 31, 2015 (d)
Stephen A. Schwarzman	$—	$—	$—	$—	$—
Hamilton E. James	$—	$10,089	$(31,415)	$58,668	$599,332
J. Tomilson Hill	$—	$4,959,022	$(1,575,425)	$13,350,642	$28,459,255
Michael S. Chae	$—	$—	$—	$—	$—
Laurence A. Tosi	$—	$—	$—	$—	$—
John G. Finley	$—	$—	$—	$—	$—

(a)	This column represents the mandatory deferral of a portion of Mr. Hill’s annual cash bonus for 2015 into 191,883 deferred restricted common units, respectively pursuant to our Deferred Compensation Plan. These units were granted to Mr. Hill in 2016 in respect of 2015 performance. These deferred restricted common units are deemed vested due to retirement eligibility, but will be delivered in equal annual installments over three years. This amount is also reflected in the “Stock Awards” column of the Summary Compensation Table for the last completed fiscal year (see footnote (b) to the Summary Compensation Table). In addition, this column includes the value of an additional 321 and 12,784 deferred restricted common units granted to Messrs. James and Hill, respectively, as a result of the adjustments made in connection with the spin-off of the operations that historically constituted Blackstone’s Financial Advisory segment, other than Blackstone’s capital markets services business. The adjustments did not result in any incremental fair value in accordance with GAAP and therefore there are no amounts associated with these additional deferred restricted common units reported as compensation in the Summary Compensation Table for the last completed fiscal year.
(b)	This column represents the earnings/(losses) during 2015 on deferred restricted common units granted to Messrs. James and Hill pursuant to our Deferred Compensation Plan (including the additional deferred restricted common units granted as a result of the adjustments made in connection with the spin-off) through the earlier of their delivery or December 31, 2015. In addition, this column includes the payment of current cash distribution equivalents on deferred restricted common units granted to Messrs. James and Hill pursuant to the Deferred Compensation Plan in 2015 in respect of 2014 (including the additional deferred restricted common units granted as a result of the adjustments made in connection with the spin-off) through the earlier of their delivery or December 31, 2015. No portion of any earnings would be considered above-market or preferential and, accordingly, no earnings are reflected in the Summary Compensation Table.
(c)	Represents the value of 332,785 deferred common units that were delivered to Mr. Hill in 2015 based on the closing market price per Blackstone common unit on the date(s) of delivery. Also includes the payment of current cash distribution equivalents on deferred restricted common units granted to Messrs. James and Hill pursuant to the Deferred Compensation Plan in 2015 in respect of 2014 (including the additional deferred restricted common units granted as a result of the adjustments made in connection with the spin-off).
(d)	Represents the value as of December 31, 2015 of 20,497 deferred common units granted to Mr. James and 1,009,326 deferred common units granted to Mr. Hill. With respect to Messrs. James and Hill, $679,326 and $22,621,020 has been previously reported in the “Stock Awards” column of the Summary Compensation Table, respectively. The values set forth in this column are based on the closing market price of $29.24 per Blackstone common units on December 31, 2015, other than the units granted in 2016 in respect of 2015 performance, which are valued as of the date of their grant.

Narrative to Nonqualified Deferred Compensation for 2015 Table

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

At the end of each year, the Plan Administrator (as defined in the Deferred Compensation Plan) selects plan participants in its sole discretion and notifies such individuals that they have been selected to participate in the Deferred Compensation Plan for such year. Participation is mandatory for those employees selected by the Plan Administrator to be participants. An individual, if selected, may not decline to participate in the Deferred Compensation Plan and an individual who is not so selected may not elect to participate in the Deferred Compensation Plan. The selection of participants is made on an annual basis; an individual selected to participate in the Deferred Compensation Plan for a given year may not necessarily be selected to participate in a subsequent year. For 2015, all employees other than Mr. Schwarzman, who does not receive an annual cash bonus payment, were deemed eligible to participate in the Deferred Compensation Plan, with the deferred amount (if any) determined in accordance with the table described below. Accordingly, Messrs. James, Hill, Chae and Finley each participated in the Deferred Compensation Plan for 2015. However, Messrs. James and Chae did not have any portion of their respective 2015 annual cash bonus payments deferred under the Deferred Compensation Plan as their mandatory contributions to our investment funds fully offset their total annual incentive compensation. In addition, since Mr. Tosi resigned from the firm prior to the determination and payment of the annual cash bonuses, he was not eligible to receive an annual cash bonus or to participate in the Deferred Compensation Plan with respect to fiscal 2015.

In respect of the deferred portion of his or her annual cash bonus payment, each participant receives deferral units which represent rights to receive in the future a specified amount of common units or Blackstone Holdings Partnership Units or other equity-based awards under our 2007 Equity Incentive Plan, subject to vesting provisions described below. The amount of each participant’s annual cash bonus payment deferred under the Deferred Compensation Plan is calculated pursuant to a deferral rate table using the participant’s total annual incentive compensation, which generally includes such participant’s annual cash bonus payment and any incentive fees earned in connection with our investment funds, and is subject to certain adjustments, including reductions for mandatory contributions to our investment funds. For deferrals of 2015 annual cash bonus payments, the deferral percentage was calculated on the basis set forth in the following table (or such other table that may be adopted by the Plan Administrator).

Portion of Annual Incentive	Marginal Deferral Rate Applicable to Such Portion	Effective Deferral Rate for Entire Annual Bonus (a)
$0 - 100,000	0%	0.0%
$100,001 - 200,000	15%	7.5%
$200,001 - 500,000	20%	15.0%
$500,001 - 750,000	30%	20.0%
$750,001 - 1,250,000	40%	28.0%
$1,250,001 - 2,000,000	45%	34.4%
$2,000,001 - 3,000,000	50%	39.6%
$3,000,001 - 4,000,000	55%	43.4%
$4,000,001 - 5,000,000	60%	46.8%
$5,000,000 +	65%	52.8%

(a)	Effective deferral rates are shown for illustrative purposes only and are based on an annual cash payment equal to the maximum amount in the range shown in the far left column (which is assumed to be $7,500,000 for the last range shown).

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

The 49,925 and 29,892 deferred restricted common units granted under the Deferred Compensation Plan to Mr. Tosi and Mr. Finley in 2015 for 2014 performance, respectively, vest 33.3% on January 16, 2016, 33.3% on January 16, 2017 and 33.4% on January 16, 2018. The 40,378 deferred restricted common units granted under the Deferred Compensation Plan to Mr. Finley in 2016 for 2015 performance vest 33.3% on January 20, 2017, 33.3% on January 20, 2018 and 33.4% on January 20, 2019.

Premium Awards. Prior to deferrals in respect of 2014 performance, each plan participant was eligible to receive a premium award in the amount equal to a percentage of his or her deferral amount. The percentage was selected by the Plan Administrator. Generally, except in respect of 2012, the premium award percentage was 20%. Generally, the premium award percentage in respect of 2012 was 25%. The deferral amount plus the premium award yielded the total amount of deferral units that a participant was awarded for any given year. The entire premium portion of such deferral units is, with specified exceptions, subject to continued employment of such participant through the end of the applicable deferral period and vests and is delivered at the end of such deferral period. As is the case with respect to the mandatory deferral units, delivery of our common units underlying the vested premium portion of the participant’s deferral units is delayed until anticipated trading window periods to better facilitate the participant’s liquidity to meet tax obligations. If the participant’s employment is terminated for cause, the premium portion of the participant’s undelivered deferral units (vested and unvested) will be immediately forfeited. In connection with a participant’s termination of employment without cause or because of resignation, the entire unvested premium portion of the participant’s deferral units will be immediately forfeited. In connection with a participant’s termination of employment due to qualifying retirement, 50% of the unvested premium portion of the participant’s deferral units will continue to vest at the end of the applicable deferral period and be delivered on the applicable delivery date. In connection with a participant’s termination of employment due to disability, the entire unvested premium portion of the participant’s deferral units will continue to vest at the end of the applicable deferral period and be delivered on the applicable delivery date. However, if, following a termination of employment because of qualifying retirement or disability, the participant violates any applicable provision of his or her employment agreement, including specified restrictive covenants such as a non-compete, then any such deferral units that remain undelivered as of the date of such violation will be immediately forfeited. Upon a change in control or termination of the participant’s employment because of death, the entire unvested premium portion of the participant’s deferral units will immediately vest and become deliverable. In 2015, the Deferred Compensation Plan was amended to replace the premium award component of the plan with the payment of current cash distribution equivalents on both vested and unvested deferred awards beginning with awards granted in 2015 in respect of 2014. As a result, no premium awards were granted in 2016 in respect of 2015 performance.

The 166,537 deferred restricted common units granted to Mr. Hill as premium awards under the Deferred Compensation Plan, vest 50.2% on January 1, 2017 and 49.8% on January 13, 2018.

Potential Payments Upon Termination of Employment or Change in Control

Upon a change of control event where any person (other than a person approved by our general partner) becomes our general partner or a termination of employment because of death, any unvested deferred restricted Blackstone Holdings Partnership Units or unvested deferred restricted common units held by any of our named executive officers will automatically be deemed vested as of immediately prior to such occurrence of such change of control or such termination of employment. Had such a change of control or such a termination of employment occurred on December 31, 2015, the last business day of 2015, each of our named executive officers would have vested in the following numbers of deferred restricted Blackstone Holdings Partnership Units and deferred restricted common units, having the following values based on our closing market price of $29.24 per Blackstone common unit on December 31, 2015, other than the deferred restricted common units granted in 2016 in respect of 2015 performance, which are valued as of the date of their grant: Messrs. Schwarzman, James and Chae had no outstanding unvested units at December 31, 2015; Mr. Hill – 23,932 deferred restricted Blackstone Holdings Partnership Units and 166,537 deferred restricted common units, representing the premium portion of his deferred restricted common units, with an aggregate value of $5,569,313 and Mr. Finley – 239,443 deferred restricted Blackstone Holdings Partnership Units and 70,745 deferred restricted common units with an aggregate value of $8,848,222. In addition, the Deferred Compensation Plan provides that upon a change in control or termination of the participant’s employment because of death, any fully vested but undelivered deferred restricted common units will become immediately deliverable. Therefore, had a change of control or such termination of employment occurred on December 31, 2015, Mr. James and Mr. Hill would also have been entitled to accelerated delivery of the 20,497 and 531,134 deferred restricted common units, respectively, that were granted to them pursuant to the Deferred Compensation Plan and were considered vested on the date of grant due to their retirement eligibility. Mr. Hill would also have been entitled to accelerated delivery of his 478,192 mandatorily deferred and vested, but undelivered, deferred restricted common units granted to him under the Deferred Compensation Plan outstanding as of December 31, 2015.

Upon a termination of employment because of disability, any unvested Blackstone Holdings Partnership Units, unvested deferred restricted Blackstone Holdings Partnership Units or unvested deferred restricted common units granted under the Deferred Compensation Plan in respect of 2014 and subsequent years will also automatically be deemed vested. However, with respect to the premium portion of deferred restricted common units granted under the Deferred Compensation Plan in respect of 2013 and prior years, in connection with a participant’s termination of employment due to disability, such deferral units will continue to vest at the end of the applicable deferral period and be delivered on the applicable delivery date, subject to the participant not violating any applicable provision of his or her employment agreement. Therefore, had a termination of employment because of disability occurred on December 31, 2015, each of our named executive officers would have vested in the numbers of deferred restricted Blackstone Holdings Partnership Units set forth in the paragraph immediately above, having the values set forth above, but Mr. Hill would not have immediately vested in his 166,537 unvested deferred restricted common units, which represent the premium portion of his deferred restricted common units. In addition, Mr. James and Mr. Hill would also have been entitled to accelerated delivery in the numbers of deferred restricted common units set forth in the paragraph immediately above that were granted to them pursuant to the Deferred Compensation Plan and were considered vested on the date of grant due to their retirement eligibility.

In connection with a named executive officer’s termination of employment due to qualifying retirement, a named executive officer will generally vest in 50% of their unvested Blackstone Holdings Partnership Units or unvested deferred restricted Blackstone Holdings Partnership Units granted in 2015 and prior years. (See “Non-Competition and Non-Solicitation Agreements—Retirement.”) As of December 31, 2015, Mr. Hill and Mr. James were retirement eligible. Mr. James had no outstanding unvested units at December 31, 2015. If Mr. Hill had retired on December 31, 2015, then Mr. Hill would have vested in 11,966 deferred restricted Blackstone Holdings Partnership Units with a value of $349,886 based on our closing market price of $29.24 per Blackstone common unit on December 31, 2015. In addition, if Mr. Hill had retired on December 31, 2015, then the Deferred Compensation Plan provides that 50% of the unvested premium portion of his deferred restricted common units would continue to vest at the end of the applicable deferral period and be delivered on the applicable delivery date, subject to forfeiture of any deferral units which remain undelivered as of the date of the breach of any applicable provision of his employment agreement.

Upon a termination of Mr. Finley’s employment without cause, the unvested deferred restricted Blackstone Holdings Partnership Units granted to him in 2013 and 2014 and the deferred restricted common units grant to him under the Deferred Compensation Plan in respect of 2015 and 2014 will become fully vested. Had such a termination without cause occurred on December 31, 2015, Mr. Finley would have vested in the following numbers of deferred restricted Blackstone Holdings Partnership Units and deferred restricted common units, having the following values based on our closing market price of $29.24 per Blackstone common unit on December 31, 2015, other than the deferred restricted common units granted in 2016 in respect of 2015 performance, which are valued as of the date of their grant: Mr. Finley – 43,327 deferred restricted Blackstone Holdings Partnership Units and 70,745 deferred restricted common units with an aggregate value of $3,113,790. In addition, Mr. James and Mr. Hill would also have been entitled to accelerated delivery in the numbers of deferred restricted common units set forth above in the first paragraph of this section that were granted to them pursuant to the Deferred Compensation Plan and were considered vested on the date of grant due to their retirement eligibility.

In addition, except as described below, unvested carried interest in our carry funds is generally forfeited upon termination of employment. Upon the death or disability of any named executive officer who participates in the carried interest of our carry funds, the named executive officer will be deemed 100% vested in any unvested portion of carried interest in our carry funds. Furthermore, any named executive officer that is retirement eligible will automatically vest in 50% of their otherwise unvested carried interest allocation upon retirement. (See “— Non-Competition and Non-Solicitation Agreements—Retirement.”) As of December 31, 2015, Mr. James and Mr. Hill were retirement eligible for purposes of their carried interest allocations.

In addition, pursuant to Mr. Schwarzman’s Founding Member Agreement described above under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2015—Schwarzman Founding Member Agreement,” following retirement, Mr. Schwarzman will be provided with specified retirement benefits, including an assistant during the ten-year period following his retirement and a car and driver during the three-year period following his retirement. As of December 31, 2015, the aggregate present value of these expected costs was $1.3 million, for which approximately $158,000, $180,000 and $200,000 were expensed for financial statement purposes in each of the years ended December 31, 2015, 2014 and 2013, respectively.

Withdrawal Agreement with Laurence Tosi

On July 24, 2015, Blackstone announced that Laurence Tosi resigned from his position as Chief Financial Officer of Blackstone Group Management L.L.C., our general partner, effective August 7, 2015 (the “Effective Date”).

In connection with his resignation, Mr. Tosi entered into a withdrawal agreement with Blackstone on November 3, 2015, which includes the terms summarized below. Under the terms of the withdrawal agreement, Mr. Tosi agreed to enter into a general release of claims in favor of Blackstone and its related parties and affirmed his non-competition, non-solicitation, non-disparagement and confidentiality covenants contained in his non-competition and non-solicitation agreement. All payments and benefits are subject to Mr. Tosi’s timely execution and non-revocation of the release and compliance with these restrictive covenants.

Under the terms of the withdrawal agreement, Mr. Tosi received $500,000 payable in a lump-sum cash payment within 15 days following the date of his agreement and the unvested portion of Mr. Tosi’s carried interest in (1) all Blackstone Innovations LLC and Blackstone Innovations (Cayman) III LP investments made through the Effective Date and (2) Blackstone’s investment in Ipreo Holdings, LLC was vested. Except as described above, all of Mr. Tosi’s other unvested carried interest was forfeited as of the Effective Date.

In addition, under the terms of the withdrawal agreement, Mr. Tosi’s outstanding Blackstone unvested equity awards were treated as follows:

•

49,925 deferred restricted common units held by Mr. Tosi pursuant to the terms of Blackstone’s Sixth Amended and Restated Bonus Deferral Plan, as amended, will, notwithstanding Mr. Tosi’s withdrawal, continue to vest and be settled in accordance with their terms, subject to Mr. Tosi’s continued compliance with the non-competition and non-solicitation agreement through each applicable vesting date; and

•

Mr. Tosi forfeited 576,837 unvested units of Blackstone and/or Blackstone Holdings with a value, as of the Effective Date of $21.8 million. Nonetheless, Blackstone agreed to provide Mr. Tosi with (1) quarterly payments from the Effective Date through February 1, 2016 equal to quarterly distributions to be made in respect of 125,448 Blackstone Holdings Partnership Units during such time and (2) a modification to his award of 344,154 unvested deferred restricted Blackstone Holdings Partnership Units granted on January 26, 2011, which was scheduled to cliff vest in full on January 1, 2016. Given Mr. Tosi was only approximately five months away from satisfying the service requirement for this award at the time of his departure, we determined it was appropriate to allow him to vest in a number of vested Blackstone Holdings Partnership Units intended to approximate the grant date fair value of the original award. The actual number of vested Blackstone Holdings Partnership Units was based on fair market value equal to $5,000,000 using a 60-day day volume weighted average price as of February 1, 2016. The quarterly distribution payments and the modification to his January 26, 2011 award were both subject to Mr. Tosi’s compliance with the non-competition and non-solicitation agreement. If the number of Blackstone Holdings Partnership Units in clause (2) was greater than the number of Blackstone Holdings Partnership Units in clause (1), then Mr. Tosi would be entitled to an additional cash payment equal to distributions from the Effective Date through February 1, 2016 with respect to such excess number of Blackstone Holdings Partnership Units. If the number of Blackstone Holdings Partnership Units in clause (1) was greater than the number of Blackstone Holdings Partnership Units in clause (2), then the number of Blackstone Holdings Partnership Units Mr. Tosi would be entitled to receive would be reduced by a number of units with a value equal to the excess of the distributions Mr. Tosi received with respect to such excess number of Blackstone Holdings Partnership Units. Based on the 60-trading day volume weighted average price as of February 1, 2016, Mr. Tosi received 176,604 vested Blackstone Holdings Partnership Units and since the number of units was greater than 125,448 he also received an additional cash payment of $24,090.

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

Director Compensation in 2015

No additional remuneration is paid to our employees for services as a director of our general partner. In 2015, each of our non-employee directors received an annual cash retainer of $150,000 and a grant of deferred restricted common units equivalent in value to $150,000, with a grant date fair value determined as described in footnote (a) to the first table below. An additional $30,000 annual cash retainer was paid to the Chairman of the Audit Committee during 2015. An additional $25,000 annual cash retainer was paid to Mr. Light in connection with his service on the executive committee of Blackstone Group International Partners LLP.

The following table provides the director compensation for our directors for 2015:

Name	Fees Earned or Paid in Cash	Stock Awards (a) (b)	Total
Bennett J. Goodman (c)	$—	$—	$—
Jonathan D. Gray (c)	$—	$—	$—
The Right Honorable Brian Mulroney	$150,000	$150,739	$300,739
William G. Parrett	$180,000	$149,577	$329,577
Richard Jenrette	$150,000	$149,823	$299,823
Jay O. Light	$175,000	$149,127	$324,127
Rochelle B. Lazarus	$150,000	$149,988	$299,988
Peter T. Grauer (d)	$—	$—	$—

(a)	The references to “stock” in this table refer to our deferred restricted common units. Amounts for 2015 represent the grant date fair value of stock awards granted in the year, computed in accordance with GAAP, pertaining to equity-based compensation. The assumptions used in determining the grant date fair value are set forth in Note 16. “Equity-Based Compensation” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data.” These deferred restricted common units vest, and the underlying Blackstone common units will be delivered, on the first anniversary of the date of the grant, subject to the outside director’s continued service on the board of directors of our general partner.
(b)	Each of our non-employee directors was granted deferred restricted common units upon appointment as a director. In 2015, in connection with the anniversary of his or her initial grant, each of the following directors was granted deferred restricted common units: Mr. Mulroney — 3,556 units; Mr. Parrett — 4,667 units; Mr. Jenrette — 3,648 units; Mr. Light — 4,363 units; and Ms. Lazarus — 3,837 units. The amounts of our non-employee directors’ compensation were approved by the board of directors of our general partner upon the recommendation of our founder following his review of directors’ compensation paid by comparable companies.

The following table provides information regarding outstanding unvested equity awards made to our directors as of December 31, 2015:

	Stock Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested (2)	Market Value of Shares or Units of Stock That Have Not Vested (3)
The Right Honorable Brian Mulroney	3,613	$105,644
William G. Parrett	4,667	$136,463
Richard Jenrette	3,706	$108,363
Jay O. Light	4,433	$129,621
Rochelle B. Lazarus	3,898	$113,978
Peter T. Grauer	—	$—

(1)	The references to “stock” or “shares” in this table refer to our deferred restricted common units.

(2)	The number of units shown in this column reflect the equity award adjustments made in connection with the spin-off of the operations that historically constituted Blackstone’s Financial Advisory segment, other than Blackstone’s capital markets services business.
(3)	The dollar amounts shown in this column were calculated by multiplying the number of unvested deferred restricted common units held by the director by the closing market price of $29.24 per Blackstone common unit on December 31, 2015, the last trading day of 2015.
(c)	Mr. Gray and Mr. Goodman are employees and no additional remuneration is paid to them for service as directors of our general partner. Mr. Gray’s and Mr. Goodman’s employee compensation is discussed in “—Item 13. Certain Relationships and Related Transactions, and Director Independence.”
(d)	Mr. Grauer was appointed to Blackstone’s Board of Directors on January 26, 2016. Upon his appointment he received a grant of 5,827 deferred restricted common units with a grant date fair value of $153,192.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common units and Blackstone Holdings Partnership Units as of February 19, 2016 by:

•	each person known to us to beneficially own 5% of any class of the outstanding voting securities of The Blackstone Group L.P.;

•	each member of our general partner’s board of directors;

•	each of the named executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of February 19, 2016. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise included, for purposes of this table, the principal business address for each such person is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

	Common Units, Beneficially Owned		Blackstone Holdings Partnership Units Beneficially Owned (a)
Name of Beneficial Owner	Number	% of Class	Number	% of Class
5% Unitholders:
Janus Capital Management LLC (b)	30,036,605	5.3%	—	—
FMR LLC (c)	42,719,517	7.6%	—	—

Directors and Executive Officers (d)(e)
Stephen A. Schwarzman (f)(g)	—	—	231,924,793	45.5%
Hamilton E. James (g)	6,833	*	32,180,300	6.3%
J. Tomilson Hill (g)(h)	1,998,793	*	14,445,085	2.8%
Bennett J. Goodman (g)(h)	1,573,278	*	2,850,387	*
Jonathan D. Gray (g)	—	—	40,585,300	8.0%
Michael S. Chae (g)	—	—	5,831,432	1.1%
Laurence A. Tosi	16,906	*	495,659	*
John G. Finley	10,122	*	456,092	*
The Right Honorable Brian Mulroney	146,066	*	—	—
William G. Parrett	64,937	*	—	—
Richard Jenrette	40,500	*	—	—
Jay O. Light	39,588	*	—	—
Rochelle B. Lazarus	23,528	*	—	—
Peter T. Grauer	—	—	—	—
All executive officers and directors as a group (14 persons)	3,989,285	*	328,612,964	64.5%

*	Less than one percent
(a)	Subject to certain requirements and restrictions, the partnership units of Blackstone Holdings are exchangeable for common units of The Blackstone Group L.P. on a one-for-one basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the four Blackstone Holdings Partnerships to effect an exchange for a common unit. See “Item 13. Certain Relationships and Related Transactions, and Director Independence — Exchange Agreement.” Beneficial ownership of Blackstone Holdings Partnership Units reflected in this table has not been also reflected as beneficial ownership of the common units of The Blackstone Group L.P. for which such units may be exchanged.
(b)	Reflects units beneficially owned by Janus Capital Management LLC based on the Schedule 13G filed by Janus Capital on February 16, 2016. The address of Janus Capital Management is 151 Detroit Street, Denver, Colorado 80206.
(c)	Reflects units beneficially owned by FMR, LLC and its subsidiaries based on the Schedule 13G filed by FMR, LLC on February 12, 2016. The address of FMR, LLC is 245 Summer Street, Boston, Massachusetts 02210.
(d)

The units beneficially owned by the directors and executive officers reflected above do not include the following number of units that will be delivered to the respective individual more than 60 days after February 19, 2016: Mr. James — 13,664 deferred restricted common units; Mr. Hill — 23,932 deferred restricted Blackstone Holdings Partnership Units and 875,512 deferred restricted common units; Mr. Goodman — 4,594,109 deferred restricted Blackstone Holdings Partnership Units; Mr. Gray — 46,814 deferred restricted common units; Mr. Tosi — 33,812 deferred restricted common units; Mr. Finley — 239,443 deferred restricted Blackstone Holdings Partnership Units and 60,623 deferred restricted common units; The Right Honorable Mr. Mulroney — 3,613 deferred restricted common units; Mr. Parrett — 4,667 deferred restricted common units; Richard Jenrette — 3,706 deferred restricted common units; Ms. Lazarus — 3,898 deferred restricted common units; Mr. Light — 4,433 deferred restricted common units; and all other executive officers and directors as a group — 148,370 deferred restricted Blackstone Holdings Partnership Units and 62,434 deferred restricted common units.

(e)	The Blackstone Holdings Partnership Units shown in the table above include the following number of vested units being held back under our minimum retained ownership requirements that are required to be held throughout employment with the firm and generally for one year following termination of employment: Mr. Schwarzman — 58,054,241 Blackstone Holdings Partnership Units; Mr. James — 14,648,744 Blackstone Holdings Partnership Units; Mr. Hill — 4,654,018 Blackstone Holdings Partnership Units; Mr. Goodman — 1,081,870 Blackstone Holdings Partnership Units; Mr. Gray — 11,477,971 Blackstone Holdings Partnership Units; Mr. Chae — 3,182,160 Blackstone Holdings Partnership Units; Mr. Tosi — 363,206 Blackstone Holdings Partnership Units; Mr. Finley — 128,024 Blackstone Holdings Partnership Units; and all other executive officers and directors as a group — 107,390 Blackstone Holdings Partnership Units.
(f)	On those few matters that may be submitted for a vote of the limited partners of The Blackstone Group L.P., Blackstone Partners L.L.C., an entity wholly owned by our senior managing directors, holds a special voting unit in The Blackstone Group L.P. that provides it with an aggregate number of votes on any matter that may be submitted for a vote of our common unitholders that is equal to the aggregate number of vested and unvested Blackstone Holdings Partnership Units held by the limited partners of Blackstone Holdings on the relevant record date and entitles it to participate in the vote on the same basis as our common unitholders. Our senior managing directors have agreed in the limited liability company agreement of Blackstone Partners L.L.C. that our founder, Mr. Schwarzman, will have the power to determine how the special voting unit held by Blackstone Partners L.L.C. will be voted. Following the withdrawal, death or disability of Mr. Schwarzman (and any successor founder), this power will revert to the members of Blackstone Partners L.L.C. holding a majority in interest in that entity. The limited liability company agreement of Blackstone Partners L.L.C. provides that at such time as Mr. Schwarzman should cease to be a founding member, Hamilton E. James will thereupon succeed Mr. Schwarzman as the sole founding member of Blackstone Partners L.L.C. If Blackstone Partners L.L.C. directs us to do so, we will issue special voting units to each of the limited partners of Blackstone Holdings, whereupon each special voting unitholder will be entitled to a number of votes that is equal to the number of vested and unvested Blackstone Holdings Partnership Units held by such special voting unitholder on the relevant record date.
(g)	The Blackstone Holdings Partnership Units shown in the table above for such named executive officers and directors include (a) the following units held for the benefit of family members with respect to which the named executive officer or director, as applicable, disclaims beneficial ownership: Mr. Schwarzman — 1,666,666 units held in various trusts for which Mr. Schwarzman is the investment trustee, Mr. James — 10,657,207 units held in various trusts for which Mr. James and his brother are trustees (but Mr. James does not have or share investment control with respect to the units), Mr. Hill — 5,636,348 units held in various trusts for which Mr. Hill’s spouse is the investment trustee and 2,683,308 units held in a family limited liability company, Mr. Chae — 150,070 units held in a trust for which Mr. Chae is the investment trustee and Mr. Gray — 4,566,437 units held in a trust for which Mr. Gray is the investment trustee, (b) the following units held in grantor retained annuity trusts for which the named executive officer or director, as applicable, is the investment trustee: Mr. Schwarzman — 2,365,163 units, and Mr. Gray — 15,565,132 units, and (c) the following units held by a corporation for which the named executive officer is a controlling shareholder: Mr. Schwarzman — 1,438,529 units and Mr. Goodman — 1,737,550 units owned by family limited liability companies. Mr. Schwarzman also directly, or through a corporation for which he is the controlling shareholder, beneficially owns an additional 364,278 partnership units in each of Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. In addition, with respect to Mr. Schwarzman, the above table excludes partnership units of Blackstone Holdings held by his children or in trusts for the benefit of his family as to which he has no voting or investment control.
(h)	The Blackstone common units shown in the table above for each named executive officer and director include (a) the following units held for the benefit of family members with respect to which the named executive officer or director, as applicable, disclaims beneficial ownership, Mr. Hill — 1,698,442 units held in two family limited liability companies, Mr. Goodman — 923,638 units held in family limited liability companies.

In addition, as of February 19, 2016, Beijing Wonderful Investments, an investment vehicle established and controlled by the People’s Republic of China, holds 59,083,468 of our non-voting common units and may from time to time make open market purchases or sales of our voting common units.

Securities Authorized for Issuance under Equity Compensation Plans

The table set forth below provides information concerning the awards that may be issued under the 2007 Equity Incentive Plan as of December 31, 2015:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (b)
Equity Compensation Plans Approved by Security Holders	66,966,766	—	134,535,525
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	66,966,766	—	134,535,525

(a)	Reflects the outstanding number of our deferred restricted common units and deferred restricted Blackstone Holdings Partnership Units granted under the 2007 Equity Incentive Plan as of December 31, 2015.
(b)	The aggregate number of our common units and Blackstone Holdings Partnership Units covered by the 2007 Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of units equal to the positive difference, if any, of (a) 15% of the aggregate number of our common units and Blackstone Holdings Partnership Units outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by The Blackstone Group L.P. or its wholly owned subsidiaries) minus (b) the aggregate number of our common units and Blackstone Holdings Partnership Units covered by the 2007 Equity Incentive Plan as of such date (unless the administrator of the 2007 Equity Incentive Plan should decide to increase the number of our common units and Blackstone Holdings Partnership Units covered by the plan by a lesser amount). As of January 1, 2016, pursuant to this formula, 168,600,140 units, which is equal to 0.15 times the number of our common units and Blackstone Holdings Partnership Units outstanding on December 31, 2015, were available for issuance under the 2007 Equity Incentive Plan. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units covered by the 2007 Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Tax Receivable Agreements

We used a portion of the proceeds from the IPO and the sale of non-voting common units to Beijing Wonderful Investments to purchase interests in the predecessor businesses from the pre-IPO owners. In addition, holders of Blackstone Holdings Partnership Units (other than The Blackstone Group L.P.’s wholly owned subsidiaries), subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for The Blackstone Group L.P. common units on a one-for-one basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the Blackstone Holdings partnerships to effect an exchange for a common unit. Blackstone Holdings I L.P. and Blackstone Holdings II L.P. have made an election under Section 754 of the Internal Revenue Code effective for each taxable year in which an exchange of partnership units for common units occurs, which may result in an adjustment to the tax basis of the assets of such Blackstone Holdings partnerships at the time of an exchange of partnership units. The purchase and subsequent exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Blackstone Holdings that otherwise would not have been available. These increases in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that certain of Blackstone’s wholly owned subsidiaries that are taxable as corporations for U.S. federal income purposes would otherwise be required to pay in the future. One of the subsidiaries of The Blackstone Group L.P. which is a corporate taxpayer has entered into a tax receivable agreement with holders of Blackstone Holdings Partnership Units that provides for the payment by the corporate taxpayer to such holders of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change in control, as discussed below) as a result of these increases in tax basis and of certain other tax benefits related to our entering into tax receivable agreements, including tax benefits attributable to payments under the tax receivable agreement. Additional tax receivable agreements have been executed, and will continue to be executed, with newly admitted Blackstone senior managing directors and certain others who acquire Blackstone Holdings Partnership Units. This payment obligation is an obligation of the corporate taxpayer and not of Blackstone Holdings. The corporate taxpayers expect to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the actual income tax liability of the corporate taxpayers to the amount of such taxes that the corporate taxpayer would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Blackstone Holdings as a result of the exchanges and had the corporate taxpayers not entered into the tax receivable agreement. A limited partner of Blackstone Holdings may also elect to exchange his or her Blackstone Holdings Partnership Units in a tax-free transaction where the limited partner is making a charitable contribution. In such a case, the exchange will not result in an increase in the tax basis of the assets of Blackstone Holdings and no payments will be made under the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of our IPO and will continue until all such tax benefits have been utilized or expired, unless the corporate taxpayers exercise their right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement.

Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreement (which are taxable to the recipients) in respect of the purchase and exchanges will aggregate $1.2 billion over the next 15 years. The after-tax net present value of these estimated payments totals $402.4 million assuming a 15% discount rate and using an estimate of timing of the benefit to be received. Future payments under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreement are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

There was a reduction of $82.7 million to the tax receivable agreement liability to the pre-IPO owners and others mentioned above that resulted primarily from the October 1, 2015 spin-off of the financial and strategic advisory services, restructuring services and reorganization advisory services and Park Hill Group businesses.

Subsequent to December 31, 2015, payments totaling $79.0 million were made to certain pre-IPO owners and others mentioned above in accordance with the tax receivable agreement and related to tax benefits the Partnership received for the 2014 taxable year. Those payments included payments of $10.8 million to Stephen A. Schwarzman and investment vehicles controlled by relatives of Mr. Schwarzman; $2.3 million to Hamilton E. James and a trust for which Mr. James is the investment trustee; $1.2 million to J. Tomilson Hill and a trust for which Mr. Hill is the investment trustee; $0.7 million to Michael S. Chae; and $0.2 million to Bennett J. Goodman and a limited liability company controlled by a family member of Mr. Goodman.

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

Swift River Investments

Swift River Investments, Inc. (“Swift River”) is a private family investment firm that manages capital on behalf of our President, Chief Operating Officer and Director, Hamilton E. James, his brother, David R. James, and members of their families. While Hamilton E. James has a majority economic interest in Swift River, the day-to-day business of Swift River is managed by David R. James.

On August 24, 2015, Ipreo, a provider of data, market intelligence and productivity solutions to capital markets and corporate professions, completed the acquisition of iLevel Solutions LLC (“iLevel”), a business that provides private equity software and advanced portfolio monitoring software solutions to private equity firms and other institutions, including Blackstone. Funds managed by Blackstone’s private equity business own Ipreo jointly with another sponsor. Prior to the acquisition, and as previously disclosed, Blackstone and Swift River were the largest shareholders in iLevel, with approximately 21% and 24% equity interests, respectively. We took a number of measures to address any potential conflict of interest relating to the transaction, including that Mr. Hamilton E. James did not participate in the negotiation and execution of the transaction for any party. Further, the non-Blackstone and non-Swift River representatives to the iLevel board, led by the independent chairman of that board, negotiated the transaction on behalf of iLevel, and the Blackstone directors to the Ipreo board recused themselves from board decisions relating to the transaction. The transaction was reviewed and approved by the Conflicts Committee of the board of directors of our general partner.

Tsinghua University Education Foundation

As part of an initiative announced in 2013, Mr. Schwarzman, through the Stephen A. Schwarzman Education Foundation, personally committed $100 million to create and endow a post-graduate scholarship program at Tsinghua University in Beijing, entitled “Schwarzman Scholars,” and fund the construction of a residential and academic building. He is leading a fundraising campaign to raise $450 million to support the “Schwarzman Endowment Fund.” The Tsinghua University Education Foundation (“TUEF”) will hold the Schwarzman Endowment Fund and has agreed to delegate management of the fund to Blackstone. We have agreed that TUEF, and certain entities affiliated with TUEF, will not be required to pay Blackstone a management fee for managing the Schwarzman Endowment Fund and, to the extent Blackstone allocates and invests assets of the Schwarzman Endowment Fund in our funds, which may take the form of funded or unfunded general partner commitments to our investment funds, we anticipate that such investments will be subject to reduced or waived management fees and/or carried interest.

Executive Advisor Agreement with Andrew Lapham

Since April 17, 2014, Andrew Lapham has been an Executive Advisor to Blackstone. In his role as an Executive Advisor, Mr. Lapham focuses primarily on sourcing and evaluating the firm’s investment opportunities in Canada. Mr. Lapham is the son-in-law of Mr. Mulroney, who has been a member of the board of directors of our general partner since 2007. Pursuant to the terms of his Executive Advisor Agreement, in respect of his services in 2015, Mr. Lapham is entitled to a $350,000 annual retainer and a bonus, which for 2015 was $350,000 and will be paid in 2016. With respect to each investment sourced by him, Mr. Lapham is entitled to receive a transaction fee and, subject to a required capital contribution by Mr. Lapham, a profit sharing percentage of the net profits realized from such investment by the relevant fund. In 2015, we paid Mr. Lapham $500,000, which represents his annual retainer and a $150,000 bonus paid in 2015 in respect of his services in 2014.

Bennett J. Goodman

On February 24, 2015, Bennett J. Goodman was appointed to the board of directors of Blackstone Group Management L.L.C., the general partner of The Blackstone Group L.P. Mr. Goodman joined Blackstone in 2008 and is a Senior Managing Director and Co-Founder of GSO Capital Partners. For 2015, Mr. Goodman received a base salary of $350,000 and an annual cash bonus payment of $3,207,583. The cash payment was based upon the performance of the Credit segment, including the contribution of all current and past funds within the segment. The ultimate cash payment to Mr. Goodman was, however, determined in the discretion of Mr. Schwarzman and Mr. James.

Mr. Goodman also participated in the performance fees of our funds, consisting of carried interest in our carry funds and incentive fees in our funds that pay incentive fees. The compensation paid to Mr. Goodman in respect of carried interest in our carry funds primarily relates to Mr. Goodman’s participation in the credit funds. The amount of cash payments in respect of carried interest or incentive fee allocations to Mr. Goodman for 2015 was $9,819,362. See “Executive Compensation — Compensation Elements for Named Executive Officers” in this report for additional discussion of the elements of our compensation program.

In March 2015, Mr. Goodman also received a compensatory grant of 5,028,435 deferred restricted Blackstone Holdings Partnership Units with a grant date fair value of $190,376,549. These deferred restricted Blackstone Holdings Partnership Units vest over eight years and, after including the additional units granted as required pursuant to the 2007 Equity Incentive Plan in connection with the spin-off the operations that historically constituted our Financial Advisory segment, other than our capital markets services business, vest as follows: 514,213 vested on January 1, 2016, 721,431 vesting on January 1, 2017, 679,986 units vesting on January 1, 2018 and the remainder vesting annually in substantially equal annual installments on January 1 of each year through January 1, 2023. This award represents a buyout of a significant portion of his estimated cash compensation during the eight-year vesting period of the award.

In February 2015, we agreed with the former owners of GSO, including Mr. Goodman, to settle in full our obligation to make further “earn out” payments to them arising from our redemption of profits interests that were issued to them in connection with our acquisition of GSO by making a payment in the form of a combination of vested and unvested restricted Blackstone Holdings Units. In connection therewith, Mr. Goodman received on March 26, 2015, 798,166 Blackstone Holdings Partnership Units (which included 199,542 units to be held in a family limited liability company), 122,385 of which immediately vested, 506,837 of which are to vest on December 31, 2016 and 168,944 of which are to vest on December 31, 2017. In April 2015, we issued Mr. Goodman 635,075 common units (which included 158,769 common units to be held in a family limited liability company) in satisfaction of a 2014 “earn out” payment owed to him and the other former owners of GSO.

Jonathan D. Gray

On February 24, 2012, Jonathan D. Gray was appointed to the board of directors of Blackstone Group Management L.L.C., the general partner of The Blackstone Group L.P. Mr. Gray joined Blackstone in 1992 and is a Senior Managing Director and Global Head of Real Estate. For 2015, Mr. Gray received a base salary of $350,000 and an annual cash bonus payment of $25,370,948, net of his mandatory deferral pursuant to the Deferred Compensation Plan. The cash payment was based upon the performance of the Real Estate segment, including the contribution of all current and past funds within the segment dating back to before the IPO. The ultimate cash payment to Mr. Gray was, however, determined in the discretion of Mr. Schwarzman and Mr. James. On January 20, 2016, Mr. Gray was granted 46,814 deferred restricted common units with a grant date fair value of $1,111,833, reflecting the portion of his annual cash bonus payment mandatorily deferred into deferred restricted common units pursuant to the Deferred Compensation Plan.

Mr. Gray also participated in the performance fees of our funds, consisting of carried interest in our carry funds and incentive fees in our funds that pay incentive fees. The compensation paid to Mr. Gray in respect of carried interest in our carry funds primarily relates to Mr. Gray’s participation in the real estate funds (which were formed both before and after the IPO). The amount of payments in respect of carried interest (whether in cash or in-kind) or incentive fee allocations to Mr. Gray for 2015 was $90,377,009. Any in-kind distributions in respect of carried interest are reported based on the market value of the securities distributed as of the date of distribution. In 2015, in connection with investment advisory services provided by Blackstone to BXMT, Mr. Gray was also allocated restricted shares of listed common stock of BXMT with a value of $984,407 based on the closing price of BXMT’s common stock on the date of the award. These restricted shares will vest over three years with one-sixth of the shares vesting at the end of the second quarter after the date of the award and the remaining shares vesting in ten equal quarterly installments thereafter. See “Executive Compensation — Compensation Elements for Named Executive Officers” in this report for additional discussion of the elements of our compensation program.

Blackstone Holdings Partnership Agreements

As a result of the reorganization and the IPO, The Blackstone Group L.P. became a holding partnership and, through wholly owned subsidiaries, held equity interests in the five holdings partnerships (i.e., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and Blackstone Holdings V L.P.). On January 1, 2009, in order to simplify our structure and ease the related administrative burden and costs, we effected an internal restructuring to reduce the number of holding partnerships from five to four by causing Blackstone Holdings III L.P. to transfer all of its assets and liabilities to Blackstone Holdings IV L.P. In connection therewith, Blackstone Holdings IV L.P. was renamed Blackstone Holdings III L.P. and Blackstone Holdings V L.P. was renamed Blackstone Holdings IV L.P. On October 1, 2015, Blackstone formed a new holding partnership, Blackstone Holdings AI L.P., which will hold certain operating entities and operate in a manner similar to the existing Blackstone Holdings Partnerships. The economic interests of The Blackstone Group L.P. in Blackstone’s business remains entirely unaffected. “Blackstone Holdings” refers to (a) Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and Blackstone Holdings V L.P. prior to the January 2009 reorganization, (b) Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. from January 1, 2009 through October 1, 2015 and (c) Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and Blackstone Holdings AI L.P. subsequent to the October 2015 creation of Blackstone Holdings AI L.P.

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

Each of the Blackstone Holdings Partnerships has an identical number of partnership units outstanding, and we use the terms “Blackstone Holdings Partnership Unit” or “partnership unit in/of Blackstone Holdings” to refer, collectively, to a partnership unit in each of the Blackstone Holdings Partnerships. The holders of partnership units in Blackstone Holdings, including The Blackstone Group L.P.’s wholly owned subsidiaries, will incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of Blackstone Holdings. Net profits and net losses of Blackstone Holdings will generally be allocated to its partners (including The Blackstone Group L.P.’s wholly owned subsidiaries) pro rata in accordance with the percentages of their respective partnership interests as described under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Cash Distribution Policy.” The partnership agreements of the Blackstone Holdings Partnerships provide for cash distributions, which we refer to as “tax distributions,” to the partners of such partnerships if the wholly owned subsidiaries of The Blackstone Group L.P. which are the general partners of the Blackstone Holdings Partnerships determine that the taxable income of the relevant partnership will give rise to taxable income for its partners. Generally, these tax distributions are computed based on our estimate of the net taxable income of the relevant partnership allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the non-deductibility of certain expenses and the character of our income). Tax distributions are made only to the extent all distributions from such partnerships for the relevant year are insufficient to cover such tax liabilities.

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

See “— Item 11. Executive Compensation — Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2015 — Terms of Blackstone Holdings Partnership Units Granted in 2015 and Prior Years” for a discussion of vesting provisions applicable to Blackstone personnel in respect of the Blackstone Holdings Partnership Units received by them in the reorganization and for a discussion of minimum retained ownership requirements and transfer restrictions applicable to the Blackstone Holdings Partnership Units. The generally applicable vesting and minimum retained ownership requirements and transfer restrictions are outlined in the sections referenced in the preceding sentence. There may be some different arrangements for some individuals in some instances. In addition, we may waive these requirements and restrictions from time to time.

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

Firm Use of Private Aircraft

Certain entities controlled by Mr. Schwarzman wholly own aircraft that we use for business purposes in the course of our operations. Mr. Schwarzman paid for his respective ownership interests in the aircraft himself and bore his respective share of all operating, personnel and maintenance costs associated with their operation. The hourly payments we made for such use were based on current market rates. In 2015, we made payments of $2.5 million for the use of such aircraft, which included $0.7 million paid directly to the managers of the aircraft.

An entity jointly controlled by Mr. James and Mr. Gray wholly owns an airplane that we use for business purposes in the course of our operations. Each of Mr. James and Mr. Gray paid for his respective ownership interest in the aircraft himself and bore his respective share of the operating, personnel and maintenance costs associated with its operation. The hourly payments we made for such use were based on current market rates. In 2015 we made payments of $1.0 million to the manager of the aircraft for such use.

An entity controlled by Mr. Goodman, jointly with an entity controlled by another senior managing director of Blackstone, owns an airplane that we may use for business purposes in the course of our operations. Mr. Goodman paid for his ownership interest in the aircraft himself and bears his respective share of the operating, personnel and maintenance costs associated with its operation. The hourly payments we would make for any such use of the airplane owned by Mr. Goodman would be based on current market rates. In 2015, there was no such use.

Investment in or Alongside Our Funds

Our directors and executive officers may invest their own capital in or alongside our carry funds without being subject to management fees or carried interest. These investments may be made through the applicable fund general partner and fund a portion of the general partner capital commitments to our funds. In addition, our directors and executive officers may invest their own capital in our funds of hedge funds and credit-focused funds that are structured as hedge funds, in some instances, not subject to management fees or carried interest. These investment opportunities are available to all of our senior managing directors and to those of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws. During the year ended December 31, 2015, our directors and executive officers (and, in some cases, certain investment trusts or other family vehicles or charitable organizations controlled by them of their immediate family members) had the following net contributions or net distributions relating to their personal investments (and the investments of any such trusts) in Blackstone-managed investment funds: Mr. Schwarzman, Mr. James, Mr. Hill, Mr. Gray, Mr. Light and Mr. Mulroney received net distributions of $65.6 million, $68.5 million, $18.4 million, $19.4 million, $0.15 million, $0.6 million, respectively, and Mr. Tosi, Mr. Goodman and Mr. Chae made net contributions of $0.5 million, $5.1 million and $1.3 million, respectively.

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

We will also indemnify any of our employees who personally becomes subject to a “clawback” obligation to one of our investment funds in respect of carried interest that we have received. See “Part I. Item 1. Business—Incentive Arrangements / Fee Structure.”

Non-Competition and Non-Solicitation Agreements

We have entered into a non-competition and non-solicitation agreement with each of our professionals and other senior employees, including each of our executive officers. See “— Item 11. Executive Compensation—Non-Competition and Non-Solicitation Agreements” for a description of the material terms of such agreements.

Director Independence

Because we are a publicly traded limited partnership, the NYSE rules do not require our general partner’s board to be made up of a majority of independent directors. All of the non-management directors of our general partner’s board of directors satisfy the independence requirements of the NYSE. These directors are Messrs. Grauer, Jenrette, Light, Mulroney and Parrett and Ms. Lazarus. Based on all relevant facts and circumstances, our general partner’s board of directors affirmatively determined that the independent directors have no material relationship with us or our general partner. In making a determination with regard to Mr. Grauer’s independence, our general partner’s board of directors considered Mr. Grauer’s role as a member of the Board of Trustees of the Inner-City Scholarship Fund and Mr. Schwarzman’s past and currently pledged contributions to the Inner-City Scholarship Fund. The board of directors of our general partner follows the following standards in determining director independence:

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

The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, the “Deloitte Entities”):

	Year Ended December 31, 2015
	The Blackstone Group L.P.		Blackstone Entities, Principally Fund Related (d)	Blackstone Funds, Transaction Related (e)
	(Dollars in Thousands)
Audit Fees	$10,305	(a)	$33,745	$—
Audit-Related Fees	$207	(b)	$244	$10,862
Tax Fees	$538	(c)	$57,914	$7,235

	Year Ended December 31, 2014
	The Blackstone Group L.P.		Blackstone Entities, Principally Fund Related (d)	Blackstone Funds, Transaction Related (e)
	(Dollars in Thousands)
Audit Fees	$8,636	(a)	$33,273	$—
Audit-Related Fees	$235	(b)	$180	$19,246
Tax Fees	$414	(c)	$45,569	$2,920
All Other Fees	$—		$56	$—

(a)	Audit Fees consisted of fees for (1) the audits of our consolidated financial statements in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation, (2) reviews of the interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q, and (3) consents and other services related to SEC and other regulatory filings.
(b)	Audit-Related Fees include risk advisory services.
(c)	Tax Fees consisted of fees for services rendered for tax compliance and tax planning and advisory services.
(d)	The Deloitte Entities also provide audit, audit-related and tax services (primarily tax compliance and related services) to certain Blackstone funds and other corporate entities. Also included in these amounts are audit and tax fees related to the spin-off of Blackstone’s financial advisory practice.
(e)	Audit-Related and Tax Fees included merger and acquisition due diligence services provided in connection with potential acquisitions of portfolio companies for investment purposes primarily to certain private equity and real estate funds managed by Blackstone in its capacity as the general partner. In addition, the Deloitte Entities provide audit, audit-related, tax and other services to the portfolio companies, which are approved directly by the portfolio company’s management and are not included in the amounts presented here.

Our audit committee charter, which is available on our website at http://ir.blackstone.com under “Corporate Governance,” requires the audit committee to approve in advance all audit and non-audit related services to be provided by our independent registered public accounting firm in accordance with the audit and non-audit related services pre-approval policy. All services reported in the Audit, Audit-Related, Tax and All Other Fees categories above were approved by the audit committee.

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

3.	Exhibits:

Exhibit Number	Exhibit Description

3.1	Certificate of Limited Partnership of The Blackstone Group L.P. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-141504) filed with the SEC on March 22, 2007).

3.2	Amended and Restated Agreement of Limited Partnership of The Blackstone Group L.P. (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 001-33551) filed with the SEC on June 27, 2007).

3.2.1	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of The Blackstone Group L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 3.2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

3.2.2	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of The Blackstone Group L.P., dated as of November 4, 2011 (incorporated herein by reference to Exhibit 3.2.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-33551) filed with the SEC on November 9, 2011).

4.1	Indenture dated as of August 20, 2009 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 20, 2009).

4.2	First Supplemental Indenture dated as of August 20, 2009 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 20, 2009).

4.3	Form of 6.625% Senior Note due 2019 (included in Exhibit 4.2 and incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 20, 2009).

4.4	Second Supplemental Indenture dated as of September 20, 2010, among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on September 22, 2010).

4.5	Form of 5.875% Senior Note due 2021 (included in Exhibit 4.4 hereto).

Exhibit Number	Exhibit Description

4.6	Third Supplemental Indenture dated as of August 17, 2012 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on August 17, 2012).

4.7	Form of 4.75% Senior Note due 2023 (included in Exhibit 4.6 hereto).

4.8	Fourth Supplemental Indenture dated as of August 17, 2012 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on August 17, 2012).

4.9	Form of 6.25% Senior Note due 2042 (included in Exhibit 4.8 hereto).

4.10	Fifth Supplemental Indenture dated as of April 7, 2014 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on April 7, 2014).

4.11	Form of 5.000% Senior Note due 2044 (included in Exhibit 4.10 hereto).

4.12	Sixth Supplemental Indenture dated as of April 27, 2015 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on April 27, 2015).

4.13	Form of 4.450% Senior Note due 2045 (included in Exhibit 4.12 hereto).

4.14	Seventh Supplemental Indenture dated as of May 19, 2015 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on May 19, 2015).

4.15	Form of 2.000% Senior Note due 2025 (included in Exhibit 4.14 hereto).

4.16*	Guarantor Joinder Agreement dated as of October 1, 2015 among Blackstone Holdings Finance Co. L.L.C., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., Blackstone Holdings AI L.P. and Citibank, N.A., as administrative agent.

4.17*	Eighth Supplemental Indenture dated as of October 1, 2015 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., Blackstone Holdings AI L.P. and The Bank of New York Mellon, as Trustee.

10.1	Amended and Restated Limited Partnership Agreement of Blackstone Holdings I L.P., dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc. and the limited partners of Blackstone Holdings I L.P. party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

Exhibit Number	Exhibit Description

10.1.1	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Blackstone Holdings I L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.2	Amended and Restated Limited Partnership Agreement of Blackstone Holdings II L.P., dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc. and the limited partners of Blackstone Holdings II L.P. party thereto (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.2.1	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Blackstone Holdings II L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.3	Second Amended and Restated Limited Partnership Agreement of Blackstone Holdings III L.P., dated as of January 1, 2009, by and among Blackstone Holdings III GP L.L.C. and the limited partners of Blackstone Holdings III L.P. party thereto (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.3.1	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Holdings III L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.4	Second Amended and Restated Limited Partnership Agreement of Blackstone Holdings IV L.P., dated as of January 1, 2009, by and among Blackstone Holdings IV GP L.P. and the limited partners of Blackstone Holdings IV L.P. party thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.4.1	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Holdings IV L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.5*	Amended and Restated Limited Partnership Agreement of Blackstone Holdings AI L.P., dated as of October 1, 2015.

10.6	Tax Receivable Agreement, dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc., Blackstone Holdings I L.P., Blackstone Holdings II L.P. and the limited partners of Blackstone Holdings I L.P. and Blackstone Holdings II L.P. party thereto (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.7*	Third Amended and Restated Exchange Agreement, dated as of October 1, 2015, among The Blackstone Group L.P., Blackstone Holdings AI L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and the Blackstone Holdings Limited Partners party thereto.

10.8	Registration Rights Agreement, dated as of June 18, 2007 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

Exhibit Number	Exhibit Description

10.9.1+	The Blackstone Group L.P. Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on July 9, 2014).

10.10+	The Blackstone Group L.P. Sixth Amended and Restated Bonus Deferral Plan effective as of December 1, 2014 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-33551) filed with the SEC on February 27, 2015).

10.11+	Founding Member Agreement of Stephen A. Schwarzman, dated as of June 18, 2007, by and among Blackstone Holdings I L.P. and Stephen A. Schwarzman (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.12+	Agreement, dated as of June 9, 2008, between Blackstone Holdings I L.P. and Laurence A. Tosi (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2008).

10.13	Agreement, dated as of November 3, 2015, between Blackstone Holdings I L.P. and Laurence A. Tosi (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-33551) filed with the SEC on November 5, 2015).

10.14+	Form of Senior Managing Director Agreement by and among Blackstone Holdings I L.P. and each of the Senior Managing Directors from time to time party thereto (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-141504) filed with the SEC on June 14, 2007). (Applicable to all executive officers other than Messrs. Schwarzman and Peterson).

10.15+	Form of Deferred Restricted Common Unit Award Agreement (Directors) (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33551) filed with the SEC on August 8, 2008).

10.16+	Form of Deferred Restricted Blackstone Holdings Unit Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-33551) filed with the SEC on November 7, 2008).

10.17	Amended and Restated Credit Agreement dated as of March 23, 2010, as amended and restated as of May 29, 2014, among Blackstone Holdings Finance Co. L.L.C., as borrower, Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P., as guarantors, Citibank, N.A., as administrative agent and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on June 4, 2014).

10.18	Letter Agreement between The Blackstone Group L.P. and the Beijing Wonderful Investments Ltd, dated May 22, 2007 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-141504) filed with the SEC on June 4, 2007).

10.19	Letter Agreement, dated October 16, 2008, between The Blackstone Group L.P. and Beijing Wonderful Investments Ltd, amending the Letter Agreement, dated May 22, 2007, between The Blackstone Group L.P. and Beijing Wonderful Investments Ltd (incorporated herein by reference to Exhibit 10.16.1 to the Registrants’ Current Report on Form 8-K filed with the SEC on October 16, 2008).

10.20+	Second Amended and Restated Limited Liability Company Agreement of BMA V L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BMA V L.L.C. (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

Exhibit Number	Exhibit Description

10.21+	Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International L.P., dated as of May 31, 2007, by and among BREA International (Cayman) Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.21.1+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International L.P., dated as of May 31, 2007, by and among BREA International (Cayman) Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.19.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.22+	Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International II L.P., dated as of May 31, 2007, by and among BREA International (Cayman) II Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.23.1+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International II L.P., dated as of May 31, 2007, by and among BREA International (Cayman) II Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.20.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.24+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Management Associates IV L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Management Associates IV L.L.C. (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.25+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Mezzanine Management Associates L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Mezzanine Management Associates L.L.C. (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.26+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Mezzanine Management Associates II L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Mezzanine Management Associates II L.L.C. (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.27+	Second Amended and Restated Limited Liability Company Agreement of BREA IV L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA IV L.L.C. (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.28+	Second Amended and Restated Limited Liability Company Agreement of BREA V L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA V L.L.C. (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

Exhibit Number	Exhibit Description

10.29+	Second Amended and Restated Limited Liability Company Agreement of BREA VI L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA VI L.L.C. (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.29.1+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Limited Liability Company Agreement of BREA VI L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA VI L.L.C. (incorporated herein by reference to Exhibit 10.26.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.30	Second Amended and Restated Limited Liability Company Agreement of Blackstone Communications Management Associates I L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Communications Management Associates I L.L.C. (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.31+	Amended and Restated Limited Liability Company Agreement of BCLA L.L.C., dated as of April 15, 2008, by and among Blackstone Holdings III L.P. and certain members of BCLA L.L.C. (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.32+	Third Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates Europe III L.P., dated as of June 30, 2008 (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33551) filed with the SEC on August 8, 2008).

10.33+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Real Estate Special Situations Associates L.L.C., dated as of June 30, 2008 (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33551) filed with the SEC on August 8, 2008).

10.34+	BMA VI L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of July 31, 2008 (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-33551) filed with the SEC on November 7, 2008).

10.35+	Fourth Amended and Restated Limited Liability Company Agreement of GSO Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001- 33551) filed with the SEC on March 2, 2009).

10.36+	Amended and Restated Limited Liability Company Agreement of GSO Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.37+	Third Amended and Restated Limited Liability Company Agreement of GSO Origination Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

Exhibit Number	Exhibit Description

10.38+	Third Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.39+	Third Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.40+	Second Amended and Restated Limited Liability Company Agreement of GSO Liquidity Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.41+	Amended and Restated Limited Liability Company Agreement of GSO Liquidity Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.42+	Blackstone / GSO Capital Solutions Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of May 22, 2009 (incorporated herein by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.43+	Blackstone / GSO Capital Solutions Overseas Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of July 10, 2009 (incorporated herein by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.44+	Blackstone Real Estate Special Situations Associates II L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of June 30, 2009 (incorporated herein by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.45+	Blackstone Real Estate Special Situations Management Associates Europe L.P. Amended and Restated Agreement of Limited Partnership, dated as of June 30, 2009 (incorporated herein by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.46+	BRECA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of May 1, 2009 (incorporated herein by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.47	Amended and Restated Master Aircraft Dry Lease Agreement between 113CS LLC and Blackstone Management Partners IV, L.L.C., dated as of February 27, 2012 (incorporated herein by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-33551) filed with the SEC on February 28, 2012).

10.48	GSO Targeted Opportunity Associates LLC Amended and Restated Limited Liability Company Agreement Dated as of December 9, 2009 (incorporated herein by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-33551) filed with the SEC on May 10, 2010).

Exhibit Number	Exhibit Description

10.49	GSO Targeted Opportunity Overseas Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of December 9, 2009 (incorporated herein by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-33551) filed with the SEC on May 10, 2010).

10.50	BCVA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of July 8, 2010 (incorporated herein by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-33551) filed with the SEC on August 6, 2010).

10.51	Amended and Restated Agreement of Exempted Limited Partnership of MB Asia REA L.P., dated November 23, 2010 (incorporated herein by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-33551) filed with the SEC on February 25, 2011).

10.52	Amended and Restated Limited Liability Company Agreement of GSO SJ Partners Associates LLC, dated December 7, 2010, by and among GSO Holdings I L.L.C. and certain members of GSO SJ Partners Associates LLC thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33551) filed with the SEC on May 6, 2011).

10.53+*	Amended and Restated Exempted Limited Partnership Agreement of GSO Capital Opportunities Associates II LP, dated as of December 31, 2015.

10.54	Blackstone EMA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of August 1, 2011 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-33551) filed with the SEC on November 9, 2011).

10.55	GSO NMERB Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of August 25, 2011 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-33551) filed with the SEC on November 9, 2011).

10.56	Blackstone Real Estate Associates VII L.P. Amended and Restated Agreement of Limited Partnership, dated as of September 1, 2011 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-33551) filed with the SEC on November 9, 2011).

10.56.1	Blackstone Real Estate Associates VII L.P. Second Amended and Restated Agreement of Limited Partnership, dated as of September 1, 2011 (incorporated herein by reference to Exhibit 10.53.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-33551) filed with the SEC on February 28, 2012).

10.57	GSO Energy Partners-A Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of February 28, 2012 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-33551) filed with the SEC on May 7, 2012).

10.58	BTOA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of February 15, 2012 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-33551) filed with the SEC on May 7, 2012).

10.59+	Form of Deferred Holdings Unit Agreement for Senior Managing Directors (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-33551) filed with the SEC on August 7, 2012).

Exhibit Number	Exhibit Description

10.60+	Amended and Restated Limited Liability Company Agreement of Blackstone Commercial Real Estate Debt Associates L.L.C., dated as of November 12, 2010 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-33551) filed with the SEC on August 7, 2012).

10.61+	Limited Liability Company Agreement of Blackstone Innovations L.L.C., dated November 2, 2012 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-33551) filed with the SEC on November 2, 2012).

10.62+	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Innovations (Cayman) III L.P., dated November 2, 2012 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-33551) filed with the SEC on November 2, 2012).

10.63+	GSO Foreland Resources Co-Invest Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of August 10, 2012 (incorporated herein by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-33551) filed with the SEC on March 1, 2013).

10.64+	GSO Palmetto Opportunistic Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of July 31, 2012 (incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-33551) filed with the SEC on March 1, 2013).

10.65+	Agreement, dated as of July 6, 2010, between Blackstone Holdings I L.P. and John G. Finley (incorporated herein by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33551) filed with the SEC on February 28, 2014).

10.66+	Second Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Real Estate Associates Asia L.P., dated February 26, 2014 (incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33551) filed with the SEC on February 28, 2014).

10.67+	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Real Estate Associates Europe IV L.P., dated February 26, 2014 (incorporated herein by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33551) filed with the SEC on February 28, 2014).

10.68+	Aircraft Dry Lease Agreement between XB Partners LLC and Blackstone Administrative Services Partnership L.P. dated as of February 27, 2015 (incorporated herein by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-33551) filed with the SEC on February 27, 2015).

10.69+	Form of GSO Senior Managing Director Agreement by and among Blackstone Holdings I L.P. and each of the Senior Managing Directors from time to time party thereto (incorporated herein by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-33551) filed with the SEC on February 27, 2015).

10.70+	Form of GSO Senior Managing Director Non-Compensation and Non-Solicitation Agreement by and among Blackstone Holding among Blackstone Holdings I L.P., Blackstone Holdings II L. P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and each of the Senior Managing Directors from time to time party thereto (incorporated herein by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-33551) filed with the SEC on February 27, 2015).

Exhibit Number	Exhibit Description

10.71+	Form of Performance Earn Out Letter Agreement by and among Blackstone Holdings I L.P., GSO Holdings I L.L.C. and each of the GSO individuals party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-33551) filed with the SEC on May 8, 2015).

10.72+	Performance Earn Out Side Letter by and between Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. and Bennett J. Goodman dated February 24, 2015 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-33551) filed with the SEC on May 8, 2015).

10.73+	Form of Deferred Holdings Unit Agreement between The Blackstone Group L.P. and each GSO participant party thereto (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-33551) filed with the SEC on May 8, 2015).

10.74	Aircraft Dry Lease Agreement between 113CS LLC and Blackstone Administrative Services Partnership L.P., dated as of January 15, 2015 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-33551) filed with the SEC on May 8, 2015).

10.75+	Form of Special Equity Award — Deferred Holdings Unit Agreement under The Blackstone Group L.P. 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-33551) filed with the SEC on August 6, 2015).

10.76+*	Amended and Restated Agreement of Limited Partnership of BREP Edens Associates L.P., dated as of December 18, 2013.

10.77+*	Amended and Restated Agreement of Exempt Limited Partnership of Blackstone AG Associates L.P., dated as of February 16, 2016 and deemed effective as of May 30, 2014.

10.78+*	Amended and Restated Agreement of Limited Partnership of BREP OMP Associates L.P., dated as of June 27, 2014.

10.79+*	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone OBS Associates L.P., dated as of February 16, 2016 and deemed effective July 25, 2014.

10.80+*	Amended and Restated Limited Liability Company Agreement of Blackstone EMA II L.L.C., dated as of October 21, 2014.

10.81+*	Second Amended and Restated Agreement of Limited Partnership of Blackstone Liberty Place Associates L.P., dated as of February 9, 2015.

10.82+*	Second Amended and Restated Agreement of Exempted Limited Partnership of BPP Core Asia Associates L.P., dated February 16, 2016 and deemed effective March 18, 2015.

10.83+*	Second Amended and Restated Agreement of Exempted Limited Partnership of BPP Core Asia Associates-NQ L.P., dated as of February 16, 2016 and deemed effective March 18, 2015.

10.84+*	Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Associates VIII L.P., dated as of March 27, 2015.

10.85+*	Amended and Restated Limited Liability Company Agreement of BMA VII L.L.C., dated as of May 13, 2015.

10.86+*	Amended and Restated Agreement of Exempt Limited Partnership of Blackstone Property Associates International L.P., dated as of February 16, 2016 and deemed effective as of July 15, 2015.

10.87+*	Amended and Restated Agreement of Exempt Limited Partnership of Blackstone Property Associates International-NQ L.P., dated as of February 16, 2016 and deemed effective July 28, 2015.

Exhibit Number	Exhibit Description

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1*	Section 13(r) Disclosure.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

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

Date: February 26, 2016

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C.,
its General Partner

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 26th day of February, 2016.

Signature	Title

/s/ Stephen A. Schwarzman Stephen A. Schwarzman	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Bennett J. Goodman Bennett J. Goodman	Director

/s/ Jonathan D. Gray Jonathan D. Gray	Director

/s/ J. Tomilson Hill J. Tomilson Hill	Director

/s/ Hamilton E. James Hamilton E. James	Director

/s/ Peter T. Grauer Peter T. Grauer	Director

/s/ Richard Jenrette Richard Jenrette	Director

/s/ Rochelle B. Lazarus Rochelle B. Lazarus	Director

/s/ Jay O. Light Jay O. Light	Director

/s/ Brian Mulroney Brian Mulroney	Director

Signature	Title

/s/ William G. Parrett William G. Parrett	Director

/s/ Michael S. Chae Michael S. Chae	Chief Financial Officer (Principal Financial Officer)

/s/ Kathleen Skero Kathleen Skero	Principal Accounting Officer (Principal Accounting Officer)