Form 10-Q
period 2016-03-31
Blackstone Group L.P.
filed 2016-05-05
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of April 29, 2016 was 565,579,839. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of April 29, 2016 was 59,083,468.

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “indicator,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and in this report, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

“Blackstone Funds,” “our funds” and “our investment funds” refer to the private equity funds, real estate funds, funds of hedge funds, credit-focused funds, collateralized loan obligation (“CLO”) and collateralized debt obligation (“CDO”) vehicles, real estate investment trusts and registered investment companies that are managed by Blackstone. “Our carry funds” refers to the private equity funds, real estate funds and certain of the credit-focused funds (with multi-year drawdown, commitment-based structures that only pay carry on the realization of an investment) that are managed by Blackstone. Blackstone’s Private Equity segment comprises its management of corporate private equity funds (including our sector and regional focused funds), which we refer to collectively as our Blackstone Capital Partners (“BCP”) funds, our Blackstone Core Equity Partners (“BCEP”) fund, our opportunistic investment platform that invests globally across asset classes, industries and geographies, which we collectively refer to as Blackstone Tactical Opportunities (“Tactical Opportunities”), and Strategic Partners Fund Solutions (“Strategic Partners”), a secondary private fund of funds business. We refer to our real estate opportunistic funds as our Blackstone Real Estate Partners (“BREP”) funds and our real estate debt investment funds as our Blackstone Real Estate Debt Strategies (“BREDS”) funds. We refer to our core+ real estate funds, which target substantially stabilized assets generating relatively stable cash flow, as Blackstone Property Partners (“BPP”) funds. We refer to our listed real estate investment trusts as “REITs.” “Our hedge funds” refers to our funds of hedge funds, certain of our real estate debt investment funds, including a registered investment company, and certain other credit-focused funds which are managed by Blackstone.

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

(c)	the remaining invested capital of co-investments managed by us on which we receive fees,

(d)	the net asset value of our funds of hedge funds, hedge funds and certain registered investment companies,

(e)	the invested capital, fair value of assets or the net asset value we manage pursuant to separately managed accounts,

(f)	the net proceeds received from equity offerings and accumulated core earnings of our REITs, subject to certain adjustments,

(g)	the aggregate par amount of collateral assets, including principal cash, of our CLOs, CDOs, and certain credit-focused separately managed accounts, and

(h)	the gross amount of assets (including leverage) or the net assets (plus leverage where applicable) for certain of our credit-focused registered investment companies.

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

This report does not constitute an offer of any Blackstone Fund.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	March 31, 2016	December 31, 2015
Assets
Cash and Cash Equivalents	$1,372,552	$1,837,324
Cash Held by Blackstone Funds and Other	548,591	587,132
Investments (including assets pledged of $75,668 and $64,535 at March 31, 2016 and December 31, 2015, respectively)	14,625,032	14,324,097
Accounts Receivable	660,853	613,153
Reverse Repurchase Agreements	45,301	204,893
Due from Affiliates	1,139,526	1,240,797
Intangible Assets, Net	322,719	345,547
Goodwill	1,718,519	1,718,519
Other Assets	316,196	377,189
Deferred Tax Assets	1,301,615	1,277,429

Total Assets	$22,050,904	$22,526,080

Liabilities and Partners’ Capital
Loans Payable	$6,357,782	$6,116,747
Due to Affiliates	1,219,184	1,282,700
Accrued Compensation and Benefits	1,846,059	2,029,918
Securities Sold, Not Yet Purchased	105,857	176,667
Repurchase Agreements	49,540	40,929
Accounts Payable, Accrued Expenses and Other Liabilities	561,402	648,662

Total Liabilities	10,139,824	10,295,623

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	177,054	183,459

Partners’ Capital
The Blackstone Group L.P. Partners’ Capital
Partners’ Capital (common units: 631,548,955 issued and outstanding as of March 31, 2016; 624,450,162 issued and outstanding as of December 31, 2015)	6,136,475	6,322,307
Accumulated Other Comprehensive Loss	(46,064)	(52,519)

Total The Blackstone Group L.P. Partners’ Capital	6,090,411	6,269,788
Non-Controlling Interests in Consolidated Entities	2,480,358	2,408,701
Non-Controlling Interests in Blackstone Holdings	3,163,257	3,368,509

Total Partners’ Capital	11,734,026	12,046,998

Total Liabilities and Partners’ Capital	$22,050,904	$22,526,080

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

	March 31, 2016	December 31, 2015
Assets
Cash Held by Blackstone Funds and Other	$305,421	$435,775
Investments	4,846,561	4,558,216
Accounts Receivable	129,634	122,077
Due from Affiliates	25,153	25,561
Other Assets	6,338	12,693

Total Assets	$5,313,107	$5,154,322

Liabilities
Loans Payable	$3,550,109	$3,319,656
Due to Affiliates	40,511	39,532
Accounts Payable, Accrued Expenses and Other	267,262	316,498

Total Liabilities	$3,857,882	$3,675,686

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2016	2015
Revenues
Management and Advisory Fees, Net	$608,906	$616,768

Performance Fees
Realized
Carried Interest	230,909	1,207,594
Incentive Fees	28,419	29,638
Unrealized
Carried Interest	47,586	373,840
Incentive Fees	7,579	62,036

Total Performance Fees	314,493	1,673,108

Investment Income (Loss)
Realized	(12,001)	187,930
Unrealized	3,493	18,273

Total Investment Income (Loss)	(8,508)	206,203

Interest and Dividend Revenue	23,075	21,920
Other	(5,612)	(5,641)

Total Revenues	932,354	2,512,358

Expenses
Compensation and Benefits
Compensation	346,003	559,559
Performance Fee Compensation
Realized
Carried Interest	58,504	292,248
Incentive Fees	14,124	12,227
Unrealized
Carried Interest	30,001	74,380
Incentive Fees	3,448	24,961

Total Compensation and Benefits	452,080	963,375
General, Administrative and Other	123,045	130,973
Interest Expense	37,356	31,370
Fund Expenses	5,229	16,850

Total Expenses	617,710	1,142,568

Other Income
Net Gains from Fund Investment Activities	19,142	93,555

Income Before Provision for Taxes	333,786	1,463,345
Provision for Taxes	18,866	99,344

Net Income	314,920	1,364,001
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(6,401)	7,527
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	40,086	81,796
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	131,202	645,230

Net Income Attributable to The Blackstone Group L.P.	$150,033	$629,448

Distributions Declared Per Common Unit	$0.61	$0.78

Net Income Per Common Unit
Common Units, Basic	$0.23	$1.01

Common Units, Diluted	$0.23	$1.00

Weighted-Average Common Units Outstanding
Common Units, Basic	644,897,849	625,276,969

Common Units, Diluted	1,194,570,331	631,232,041

Revenues Earned from Affiliates
Management and Advisory Fees, Net	$56,675	$48,112

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2016	2015
Net Income	$314,920	$1,364,001
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	17,612	(47,788)

Comprehensive Income	332,532	1,316,213
Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(6,401)	7,527
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	51,243	55,158
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	131,202	645,230

Comprehensive Income Attributable to The Blackstone Group L.P.	$156,488	$608,298

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Accumulated Other Compre- hensive Income (Loss)	Total	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2015	624,450,162	$6,322,307	$(52,519)	$6,269,788	$2,408,701	$3,368,509	$12,046,998	$183,459
Net Income (Loss)	—	150,033	—	150,033	40,086	131,202	321,321	(6,401)
Currency Translation Adjustment	—	—	6,455	6,455	11,157	—	17,612	—
Capital Contributions	—	—	—	—	94,418	—	94,418	—
Capital Distributions	—	(389,780)	—	(389,780)	(68,692)	(355,360)	(813,832)	(4)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(5,312)	—	(5,312)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	(1,145)	—	(1,145)	—	—	(1,145)	—
Equity-Based Compensation	—	36,053	—	36,053	—	41,455	77,508	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	4,025,507	(13,262)	—	(13,262)	—	—	(13,262)	—
Excess Tax Benefits Related to Equity-Based Compensation, Net	—	9,720	—	9,720	—	—	9,720	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	3,618	—	3,618	—	(3,618)	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	3,073,286	18,931	—	18,931	—	(18,931)	—	—

Balance at March 31, 2016	631,548,955	$6,136,475	$(46,064)	$6,090,411	$2,480,358	$3,163,257	$11,734,026	$177,054

continued…

See notes to condensed consolidated financial statements

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

	Common Units	The Blackstone Group L.P.				Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
		Partners’ Capital	Appro- priated Partners’ Capital	Accumulated Other Compre- hensive (Loss)	Total
Balance at December 31, 2014	595,624,855	$6,999,830	$81,301	$(20,864)	$7,060,267	$3,415,356	$4,416,070	$14,891,693	$2,441,854
Deconsolidation of CLOs and Funds on Adoption of ASU 2015-02	—	—	(90,928)	—	(90,928)	(1,002,728)	—	(1,093,656)	(2,258,289)
Adjustment to Appropriated Partners’ Capital on Adoption of ASU 2014-13	—	—	9,627	—	9,627	—	—	9,627	—
Net Income	—	629,448	—	—	629,448	81,796	645,230	1,356,474	7,527
Currency Translation Adjustment	—	—	—	(22,178)	(22,178)	(48,530)	—	(70,708)	—
Capital Contributions	—	—	—	—	—	63,910	—	63,910	2,000
Capital Distributions	—	(482,249)	—	—	(482,249)	(228,800)	(488,711)	(1,199,760)	(440)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	(10,163)	—	(10,163)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non- Controlling Interest Holders	—	9,113	—	—	9,113	—	—	9,113	—
Equity-Based Compensation	—	130,134	—	—	130,134	—	122,236	252,370	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	7,956,871	(27,632)	—	—	(27,632)	—	—	(27,632)	—
Excess Tax Benefits Related to Equity-Based Compensation, Net	—	23,834	—	—	23,834	—	—	23,834	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	68,361	—	—	68,361	—	(68,361)	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	5,603,820	46,123	—	—	46,123	—	(46,123)	—	—

Balance at March 31, 2015	609,185,546	$7,396,962	$—	$(43,042)	$7,353,920	$2,270,841	$4,580,341	$14,205,102	$192,652

See notes to condensed consolidated financial statements

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net Income	$314,920	$1,364,001
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Blackstone Funds Related
Unrealized Appreciation on Investments Allocable to Non-Controlling Interests in Consolidated Entities	(35,684)	(87,529)
Net Realized Gains on Investments	(253,857)	(1,479,010)
Changes in Unrealized (Gains) Losses on Investments Allocable to The Blackstone Group L.P.	17,363	(61,239)
Non-Cash Performance Fees	(15,077)	(315,065)
Non-Cash Performance Fee Compensation	106,076	403,816
Equity-Based Compensation Expense	79,840	272,335
Excess Tax Benefits Related to Equity-Based Compensation	(11,690)	(23,834)
Amortization of Intangibles	22,828	24,800
Other Non-Cash Amounts Included in Net Income	17,372	107,020
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Held by Blackstone Funds and Other	51,134	350,505
Cash Relinquished in Deconsolidation and Liquidation of Partnership	—	(442,370)
Accounts Receivable	(21,063)	(47,474)
Reverse Repurchase Agreements	159,592	(79,628)
Due from Affiliates	124,519	(1,928)
Other Assets	52,381	(109,651)
Accrued Compensation and Benefits	(289,532)	(436,354)
Securities Sold, Not Yet Purchased	(76,620)	76,698
Accounts Payable, Accrued Expenses and Other Liabilities	(264,198)	(528,826)
Repurchase Agreements	8,620	57,152
Due to Affiliates	(3,642)	(90,700)
Treasury Cash Management Strategies
Investments Purchased	(590,772)	(1,063,714)
Cash Proceeds from Sale of Investments	590,649	1,120,428
Blackstone Funds Related
Investments Purchased	(742,280)	(195,719)
Cash Proceeds from Sale or Pay Down of Investments	967,652	1,665,572

Net Cash Provided by Operating Activities	208,531	479,286

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(9,934)	(3,275)
Changes in Restricted Cash	5,843	5,843

Net Cash Provided by (Used in) Investing Activities	(4,091)	2,568

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)—Continued

(Dollars in Thousands)

	Three Months Ended March 31,
	2016	2015
Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	$(68,696)	$(229,240)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	88,079	55,274
Payments Under Tax Receivable Agreement	(78,985)	(82,830)
Net Settlement of Vested Common Units and Repurchase of Common and Blackstone Holdings Partnership Units	(13,262)	(27,632)
Excess Tax Benefits Related to Equity-Based Compensation	11,690	23,834
Proceeds from Loans Payable	—	23
Repayment and Repurchase of Loans Payable	—	(2,410)
Distributions to Unitholders	(745,140)	(970,960)
Blackstone Funds Related
Proceeds from Loans Payable	158,456	507,832
Repayment of Loans Payable	(21,327)	(32,805)

Net Cash Used in Financing Activities	(669,185)	(758,914)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(27)	60

Net Decrease in Cash and Cash Equivalents	(464,772)	(277,000)
Cash and Cash Equivalents, Beginning of Period	1,837,324	1,412,472

Cash and Cash Equivalents, End of Period	$1,372,552	$1,135,472

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$60,907	$49,484

Payments for Income Taxes	$6,995	$70,609

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$967	$601

Transfer of Interests to Non-Controlling Interest Holders	$(5,312)	$(10,163)

Change in The Blackstone Group L.P.’s Ownership Interest	$3,618	$68,361

Net Settlement of Vested Common Units	$59,605	$51,228

Conversion of Blackstone Holdings Partnership Units to Common Units	$18,931	$46,123

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(14,427)	$(54,313)

Due to Affiliates	$15,572	$45,200

Partners’ Capital	$(1,145)	$9,113

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

On October 1, 2015, Blackstone completed the spin-off of the operations that historically constituted Blackstone’s Financial Advisory segment, other than Blackstone’s capital markets services business. Blackstone’s capital markets services business was retained and was not part of the spin-off. These historical operations included various financial advisory services, including financial and strategic advisory, restructuring and reorganization advisory and fund placement services. As of October 1, 2015, Blackstone no longer reported a Financial Advisory segment.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission. As disclosed in the audited consolidated financial statements, the Partnership adopted certain accounting guidance for the quarter ended June 30, 2015 and applied a modified retrospective approach as of January 1, 2015. As such, the condensed consolidated financial statements for the three months ended March 31, 2015 were recast from the amounts originally reported in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The condensed consolidated financial statements include the accounts of the Partnership, its wholly owned or majority-owned subsidiaries, the consolidated entities which are considered to be variable interest entities and for which the Partnership is considered the primary beneficiary, and certain partnerships or similar entities which are not considered variable interest entities but in which the general partner has a controlling financial interest.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Level III Valuation Process

Investments classified within Level III of the fair value hierarchy are valued on a quarterly basis, taking into consideration factors including any changes in Blackstone’s weighted-average cost of capital assumptions, discounted cash flow projections and exit multiple assumptions, as well as any changes in economic and other relevant conditions, and valuation models are updated accordingly. The valuation process also includes a review by an independent valuation party, at least annually for all investments, and quarterly for certain investments, to corroborate the values determined by management. The valuations of Blackstone’s investments are reviewed quarterly by a valuation committee chaired by Blackstone’s Vice Chairman and includes senior heads of each of Blackstone’s businesses, as well as representatives of legal and finance. Each quarter, the valuations of Blackstone’s investments are also reviewed by the Audit Committee in a meeting attended by the chairman of the valuation committee. The valuations are further tested by comparison to actual sales prices obtained on disposition of the investments.

Investments, at Fair Value

The Blackstone Funds are accounted for as investment companies under the American Institute of Certified Public Accountants Accounting and Auditing Guide, Investment Companies, and reflect their investments, including majority-owned and controlled investments (the “Portfolio Companies”), at fair value. Such consolidated funds’ investments are reflected in Investments on the Condensed Consolidated Statements of Financial Condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, at current market conditions (i.e., the exit price).

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

The new revenue guidance may have a material impact on Blackstone’s consolidated financial statements if it is determined that both performance fees and carried interest are forms of variable consideration that may not be included in the transaction price. This may significantly delay the recognition of carried interest income and performance fees.

In February 2016, the FASB issued amended guidance on the accounting for leases. The guidance requires the recognition of lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. The guidance retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases under previous GAAP. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not changed significantly from previous GAAP.

For operating leases, a lessee is required to do the following: (a) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the Statement of Financial Condition, (b) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and (c) classify all cash payments within operating activities in the statement of cash flows.

The guidance is effective for fiscal periods beginning after December 15, 2018. Early application is permitted. Blackstone is evaluating the impact of the amended guidance on the Consolidated Statement of Financial Condition. It is not expected to have a material impact on the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows.

In March 2016, the FASB issued amended guidance on stock compensation. The amendments simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures, and classification of excess tax benefits and employee taxes paid on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The guidance is not expected to have a material impact on Blackstone’s financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

3.	INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	March 31, 2016	December 31, 2015
Finite-Lived Intangible Assets/Contractual Rights	$1,424,226	$1,424,226
Accumulated Amortization	(1,101,507)	(1,078,679)

Intangible Assets, Net	$322,719	$345,547

Amortization expense associated with Blackstone’s intangible assets was $22.8 million for the three months ended March 31, 2016 and $24.8 million for the three months ended March 31, 2015.

Amortization of Intangible Assets held at March 31, 2016 is expected to be $82.9 million, $43.9 million, $43.8 million, $43.8 million, and $43.8 million for each of the years ending December 31, 2016, 2017, 2018, 2019, and 2020, respectively. Blackstone’s intangible assets as of March 31, 2016 are expected to amortize over a weighted-average period of 6.3 years.

4.	INVESTMENTS

Investments consist of the following:

	March 31, 2016	December 31, 2015
Investments of Consolidated Blackstone Funds	$4,885,584	$4,613,944
Equity Method Investments	3,116,125	3,110,810
Blackstone’s Treasury Cash Management Strategies	1,588,194	1,682,259
Performance Fees	4,782,046	4,757,932
Other Investments	253,083	159,152

	$14,625,032	$14,324,097

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $405.9 million and $451.9 million at March 31, 2016 and December 31, 2015, respectively.

Investments of Consolidated Blackstone Funds

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income — Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2016	2015
Realized Gains	$13,382	$67,039
Net Change in Unrealized Gains (Losses)	(25,241)	3,933

Realized and Net Change in Unrealized Gains (Losses) from Consolidated Blackstone Funds	(11,859)	70,972
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	31,001	22,583

Other Income — Net Gains from Fund Investment Activities	$19,142	$93,555

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

Blackstone evaluates each of its equity method investments to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the three months ended March 31, 2016 and 2015, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.

The Partnership recognized net gains related to its equity method investments of $17.6 million and $162.1 million for the three months ended March 31, 2016 and 2015, respectively.

Blackstone’s Treasury Cash Management Strategies

The portion of Blackstone’s Treasury Cash Management Strategies included in Investments represents the Partnership’s liquid investments into primarily fixed income securities, mutual fund interests, and other fund interests. These strategies are managed by a combination of Blackstone personnel and third party advisers. The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by Blackstone’s Treasury Cash Management Strategies:

	Three Months Ended March 31,
	2016	2015
Realized Losses	$(18,609)	$(161)
Net Change in Unrealized Gains	1,783	11,111

	$(16,826)	$10,950

Performance Fees

Performance Fees allocated to the general partner in respect of performance of certain Carry Funds, funds of hedge funds and credit-focused funds were as follows:

	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
Performance Fees, December 31, 2015	$1,479,443	$3,101,688	$9,747	$167,054	$4,757,932
Performance Fees Allocated as a Result of Changes in Fund Fair Values	104,602	179,842	(891)	(4)	283,549
Foreign Exchange Gain	—	18,631	—	—	18,631
Fund Distributions	(29,345)	(222,978)	(6,363)	(19,380)	(278,066)

Performance Fees, March 31, 2016	$1,554,700	$3,077,183	$2,493	$147,670	$4,782,046

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Other Investments

Other Investments consist primarily of proprietary investment securities held by Blackstone. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in other investments:

	Three Months Ended March 31,
	2016	2015
Realized Gains	$4,733	$22
Net Change in Unrealized Gains (Losses)	(6,235)	371

	$(1,502)	$393

5.	NET ASSET VALUE AS FAIR VALUE

A summary of fair value by strategy type alongside the remaining unfunded commitments and ability to redeem such investments as of March 31, 2016 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)	Redemption Notice Period
Diversified Instruments	$153,867	$142	(a)	(a)
Credit Driven	257,775	268	(b)	(b)
Event Driven	64,773	—	(c)	(c)
Equity	227	—	(d)	(d)
Commodities	1,977	—	(e)	(e)

	$478,619	$410

(a)	Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 4% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 96% of investments in this category are redeemable as of the reporting date.
(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 32% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 64% of the fair value of the investments in this category are redeemable as of the reporting date. Investments representing 4% of the total fair value in the credit driven category are subject to redemption restrictions such as the investee fund manager’s ability to limit the amount of redemptions.
(c)	The Event Driven category includes investments in hedge funds whose primary investing strategy is to identify certain event-driven investments. Withdrawals are generally not permitted for the investments in this category. Distributions will be received as the underlying investments are liquidated.
(d)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Withdrawals are generally not permitted for the investments in this category. Distributions will be received as the underlying investments are liquidated.
(e)	The Commodities category includes investments in commodities-focused funds that primarily invest in futures and physical-based commodity driven strategies. Withdrawals are generally not permitted for the investments in this category. Distributions will be received as the underlying investments are liquidated.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

6.	DERIVATIVE FINANCIAL INSTRUMENTS

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

Blackstone uses foreign currency forward contracts to hedge portions of Blackstone’s net investments in foreign operations. The gains and losses due to change in fair value attributable to changes in spot exchange rates on foreign currency derivatives designated as net investment hedges were recognized in Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment. For the three months ended March 31, 2016 the resulting loss was $2.1 million.

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

	March 31, 2016				December 31, 2015
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Net Investment Hedges
Foreign Currency Contracts	$6,087	$9	$53,191	$1,677	$53,627	$319	$138	$1

Freestanding Derivatives
Blackstone
Interest Rate Contracts	603,327	900	724,087	5,765	1,681,533	2,212	1,054,465	4,288
Foreign Currency Contracts	163,031	2,902	127,891	1,063	158,684	2,088	271,891	2,042
Credit Default Swaps	2,275	12	—	—	—	—	19,250	2,411
Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	197,087	11,562	26,253	2,846	124,595	1,400	92,094	6,490
Credit Default Swaps	—	—	122,682	7,647	—	—	108,786	6,275

	965,720	15,376	1,000,913	17,321	1,964,812	5,700	1,546,486	21,506

Total	$971,807	$15,385	$1,054,104	$18,998	$2,018,439	$6,019	$1,546,624	$21,507

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended March 31,
	2016	2015
Net Investment Hedges — Foreign Currency Contracts
Hedge Ineffectiveness	$129	$240

Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$(7,358)	$(3,735)
Foreign Currency Contracts	(4,310)	12,064
Credit Default Swaps	(3,811)	1,826

Total	$(15,479)	$10,155

Freestanding Derivatives
Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	$(2,666)	$(746)
Foreign Currency Contracts	15,322	(11,024)
Credit Default Swaps	(4,276)	(2,922)

Total	$8,380	$(14,692)

As of March 31, 2016 and December 31, 2015, the Partnership had not designated any derivatives as cash flow hedges.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

7.	FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	March 31, 2016	December 31, 2015
Assets
Loans and Receivables	$287,858	$261,994
Equity and Preferred Securities	280,028	280,879
Debt Securities	14,487	15,176
Assets of Consolidated CLO Vehicles
Corporate Loans	3,363,794	3,087,563
Corporate Bonds	412,073	379,000

	$4,358,240	$4,024,612

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$3,467,956	$3,225,064
Subordinated Notes	86,063	98,371

	$3,554,019	$3,323,435

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Three Months Ended March 31,
	2016		2015
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$(3,778)	$—	$(1,875)
Equity and Preferred Securities	3	(3,832)	(185)	(2,828)
Debt Securities	—	(689)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	(13,707)	957	(7,208)	22,557
Corporate Bonds	190	271	30	1,135
Other	178	—	1,955	(2,491)

	$(13,336)	$(7,071)	$(5,408)	$16,498

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$—	$—	$—	$(3,794)
Subordinated Notes	—	12,413	—	754

	$—	$12,413	$—	$(3,040)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents information for those financial instruments for which the fair value option was elected:

	March 31, 2016			December 31, 2015
		For Financial Assets Past Due (a)			For Financial Assets Past Due (a)
	(Deficiency) of Fair Value Over Principal	Fair Value	(Deficiency) of Fair Value Over Principal	(Deficiency) of Fair Value Over Principal	Fair Value	(Deficiency) of Fair Value Over Principal
Loans and Receivables	$(13,806)	$—	$—	$(8,845)	$—	$—
Debt Securities	(1,115)	—	—	(426)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	(71,562)	—	(1,784)	(77,900)	1,088	(5,620)
Corporate Bonds	(6,588)	—	—	(6,046)	—	—

	$(93,071)	$—	$(1,784)	$(93,217)	$1,088	$(5,620)

(a)	Corporate Loans and Corporate Bonds within CLO assets are classified as past due if contractual payments are more than one day past due.

As of December 31, 2015, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status. As of March 31, 2016 and December 31, 2015, no Corporate Bonds included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual status.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy:

	March 31, 2016
	Level I	Level II	Level III	NAV	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$—	$—	$149,071	$149,071
Equity Securities	71,851	53,317	82,724	—	207,892
Partnership and LLC Interests	32,642	75,005	445,697	—	553,344
Debt Instruments	—	168,597	19,251	—	187,848
Assets of Consolidated CLO Vehicles
Corporate Loans	—	3,174,768	189,026	—	3,363,794
Corporate Bonds	—	412,073	—	—	412,073
Freestanding Derivatives — Foreign
Currency Contracts	—	11,562	—	—	11,562

Total Investments of Consolidated Blackstone Funds	104,493	3,895,322	736,698	149,071	4,885,584

Blackstone’s Treasury Cash Management Strategies
Equity Securities	143,882	—	—	—	143,882
Debt Instruments	—	1,101,627	30,855	116,544	1,249,026
Other	—	—	—	195,286	195,286

Total Blackstone’s Treasury Cash
Management Strategies	143,882	1,101,627	30,855	311,830	1,588,194
Money Market Funds	170,680	—	—	—	170,680
Net Investment Hedges — Foreign Currency Contracts	—	9	—	—	9
Freestanding Derivatives
Interest Rate Contracts	452	448	—	—	900
Foreign Currency Contracts	—	2,902	—	—	2,902
Credit Default Swaps	—	12	—	—	12
Loans and Receivables	—	—	287,858	—	287,858
Other Investments	135,956	—	99,409	17,718	253,083

	$555,463	$5,000,320	$1,154,820	$478,619	$7,189,222

	March 31, 2016
	Level I	Level II	Level III	Total
Liabilities
Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	$—	$3,467,956	$—	$3,467,956
Subordinated Notes (b)	—	86,063	—	86,063
Freestanding Derivatives — Foreign Currency Contracts	—	2,846	—	2,846
Freestanding Derivatives — Credit Default Swaps	—	7,647	—	7,647
Net Investment Hedges — Foreign Currency Contracts	—	1,677	—	1,677
Freestanding Derivatives
Interest Rate Contracts	1,899	3,866	—	5,765
Foreign Currency Contracts	—	1,063	—	1,063
Securities Sold, Not Yet Purchased	—	105,857	—	105,857

	$1,899	$3,676,975	$—	$3,678,874

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31, 2015
	Level I	Level II	Level III	NAV	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$—	$—	$155,512	$155,512
Equity Securities	82,734	53,250	80,849	—	216,833
Partnership and LLC Interests	—	101,399	472,391	—	573,790
Debt Instruments	—	179,465	20,381	—	199,846
Assets of Consolidated CLO Vehicles
Corporate Loans	—	2,886,792	200,771	—	3,087,563
Corporate Bonds	—	379,000	—	—	379,000
Freestanding Derivatives — Foreign Currency Contracts	—	1,400	—	—	1,400

Total Investments of Consolidated Blackstone Funds	82,734	3,601,306	774,392	155,512	4,613,944

Blackstone’s Treasury Cash Management Strategies
Equity Securities	240,464	—	—	—	240,464
Debt Instruments	—	1,069,915	54,657	115,657	1,240,229
Other	—	—	—	201,566	201,566

Total Blackstone’s Treasury Cash Management Strategies	240,464	1,069,915	54,657	317,223	1,682,259
Money Market Funds	460,233	—	—	—	460,233
Net Investment Hedges — Foreign Currency Contracts	—	319	—	—	319
Freestanding Derivatives
Interest Rate Contracts	1,806	406	—	—	2,212
Foreign Currency Contracts	—	2,088	—	—	2,088
Loans and Receivables	—	—	261,994	—	261,994
Other Investments	40,261	—	101,184	17,707	159,152

	$825,498	$4,674,034	$1,192,227	$490,442	$7,182,201

	December 31, 2015
	Level I	Level II	Level III	Total
Liabilities
Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	$—	$3,225,064	$—	$3,225,064
Subordinated Notes (b)	—	98,371	—	98,371
Freestanding Derivatives — Foreign Currency Contracts	—	6,490	—	6,490
Freestanding Derivatives — Credit Default Swaps	—	6,275	—	6,275
Net Investment Hedges — Foreign Currency Contracts	—	1	—	1
Freestanding Derivatives
Interest Rate Contracts	835	3,453	—	4,288
Foreign Currency Contracts	—	2,042	—	2,042
Credit Default Swaps	—	2,411	—	2,411
Securities Sold, Not Yet Purchased	—	176,667	—	176,667

	$835	$3,520,774	$—	$3,521,609

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(a)	Pursuant to GAAP consolidation guidance, the Partnership is required to consolidate all VIEs in which it has been identified as the primary beneficiary, including certain CLO vehicles, and other funds in which a consolidated entity of the Partnership, as the general partner of the fund, has a controlling financial interest. While the Partnership is required to consolidate certain funds, including CLO vehicles, for GAAP purposes, the Partnership has no ability to utilize the assets of these funds and there is no recourse to the Partnership for their liabilities since these are client assets and liabilities.
(b)	Senior and subordinate notes issued by CLO vehicles are classified based on the more observable fair value of CLO assets less (a) the fair value of any beneficial interests held by Blackstone, and (b) the carrying value of any beneficial interests that represent compensation for services.

The following table summarizes the fair value transfers between Level I and Level II for positions that existed as of March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016	2015
Transfers from Level I into Level II (a)	$2,114	$—
Transfers from Level II into Level I (b)	$28,346	$5,688

(a)	Transfers out of Level I represent those financial instruments for which restrictions exist and adjustments were made to an otherwise observable price to reflect fair value at the reporting date.
(b)	Transfers into Level I represent those financial instruments for which an unadjusted quoted price in an active market became available for the identical asset.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of March 31, 2016:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds

Equity Securities	$69,289	Discounted Cash Flows	Discount Rate	7.4% - 25.0%	13.1%
			Revenue CAGR	-1.5% - 20.2%	8.1%
			Exit Multiple - EBITDA	4.0x - 18.2x	9.6x
			Exit Multiple - P/E	10.5x - 17.0x	11.3x
			Exit Capitalization Rate	5.5% - 11.4%	8.9%
	5,878	Other	N/A	N/A	N/A
	5,869	Transaction Price	N/A	N/A	N/A
	1,661	Market Comparable Companies	EBITDA Multiple	6.1x	N/A
			Book Value Multiple	0.9x	N/A
	27	Third Party Pricing	N/A	N/A	N/A

Partnership and LLC Interests	413,719	Discounted Cash Flows	Discount Rate	2.1% - 29.2%	9.5%
			Revenue CAGR	-13.8% - 67.1%	8.4%
			Exit Multiple - EBITDA	0.1x - 23.5x	10.3x
			Exit Multiple - P/E	9.3x	N/A
			Exit Capitalization Rate	3.0% - 12.1%	6.4%
	14,342	Third Party Pricing	N/A	N/A	N/A
	9,671	Transaction Price	N/A	N/A	N/A
	7,965	Other	N/A	N/A	N/A

Debt Instruments	14,794	Third Party Pricing	N/A	N/A	N/A
	4,071	Discounted Cash Flows	Discount Rate	8.3% - 52.7%	14.4%
			Revenue CAGR	6.8%	N/A
			Exit Multiple - EBITDA	12.0x	N/A
			Exit Capitalization Rate	1.0% - 8.3%	5.3%
	386	Transaction Pricing	N/A	N/A	N/A

Assets of Consolidated CLO Vehicles	172,442	Third Party Pricing	N/A	N/A	N/A
	16,584	Market Comparable Companies	EBITDA Multiple	4.0x - 15.0x	7.2x

Total Investments of Consolidated Blackstone Funds	736,698

continued ....

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Blackstone’s Treasury Cash Management Strategies	$15,663	Discounted Cash Flows	Default Rate	1.0% - 2.0%	1.9%
			Recovery Rate	30.0% - 70.0%	69.4%
			Recovery Lag	12 Months	N/A
			Pre-payment Rate	20.0%	N/A
			Reinvestment Rate	LIBOR + 350 bps	LIBOR + 394 bps
				LIBOR + 400 bps
			Discount Rate	8.4% - 13.5%	9.5%
	15,192	Third Party Pricing	N/A	N/A	N/A

Loans and Receivables	222,726	Discounted Cash Flows	Discount Rate	6.8% - 24.8%	12.2%
	47,514	Transaction Price	N/A	N/A	N/A
	17,618	Third Party Pricing	N/A	N/A	N/A

Other Investments	83,210	Discounted Cash Flows	Discount Rate	1.7% - 19.7%	3.9%
			Default Rate	2.0%	N/A
			Recovery Rate	70.0%	N/A
			Recovery Lag	12 Months	N/A
			Pre-payment Rate	20.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
	16,199	Transaction Price	N/A	N/A	N/A

Total	$1,154,820

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2015:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities	$66,962	Discounted Cash Flows	Discount Rate	7.8% - 25.0%	13.6%
			Revenue CAGR	-5.0% - 61.5%	10.2%
			Exit Multiple - EBITDA	5.0x - 18.2x	9.6x
			Exit Multiple - P/E	10.5x - 17.0x	11.2x
			Exit Capitalization Rate	5.5% - 11.4%	9%
	5,426	Other	N/A	N/A	N/A
	6,722	Transaction Price	N/A	N/A	N/A
	1,710	Market Comparable	EBITDA Multiple	6.5x - 8.0x	6.6x
		Companies	Book Value Multiple	0.9x	N/A
	29	Third Party Pricing	N/A	N/A	N/A

Partnership and LLC Interests	423,588	Discounted Cash Flows	Discount Rate	2.1% - 25.8%	9.3%
			Revenue CAGR	-24.1% - 31.8%	8.6%
			Exit Multiple - EBITDA	0.1x - 23.8x	9.8x
			Exit Multiple - P/E	9.3x	N/A
			Exit Capitalization Rate	2.7% - 12.1%	6.3%
	30,437	Transaction Price	N/A	N/A	N/A
	16,963	Third Party Pricing	N/A	N/A	N/A
	1,403	Other	N/A	N/A	N/A

continued ...

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Debt Instruments	$16,217	Third Party Pricing	N/A	N/A	N/A
	4,086	Discounted Cash Flows	Discount Rate	6.5% - 52.7%	14.1%
			Revenue CAGR	16.8%	N/A
			Exit Multiple - EBITDA	12.0x	N/A
			Exit Capitalization Rate	1.0% - 8.3%	5.8%
	78	Transaction Price	N/A	N/A	N/A

Assets of Consolidated CLO Vehicles	180,988	Third Party Pricing	N/A	N/A	N/A
	19,783	Market Comparable Companies	EBITDA Multiple	4.5x - 7.0x	6.5x

Total Investments of Consolidated Blackstone Funds	774,392
Blackstone’s Treasury Cash Management Strategies	32,004	Discounted Cash Flows	Default Rate	1.0% - 2.0%	1.9%
			Recovery Rate	30.0% - 70.0%	67.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
			Discount Rate	5.8% - 14.0%	8.6%
	22,653	Third Party Pricing	N/A	N/A	N/A

Loans and Receivables	241,897	Discounted Cash Flows	Discount Rate	6.7% - 20.6%	11.0%
	20,097	Third Party Pricing	N/A	N/A	N/A

Other Investments	81,984	Discounted Cash Flows	Discount Rate	1.4% - 12.5%	3.3%
			Default Rate	2.0%	N/A
			Recovery Rate	70.0%	N/A
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
	19,200	Transaction Price	N/A	N/A	N/A

Total	$1,192,227

N/A	Not applicable.
CAGR	Compound annual growth rate.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA, forward EBITDA and price/earnings exit multiples.
Third Party Pricing	Third Party Pricing is generally determined on the basis of prices between market participants provided by reputable dealers or pricing services.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.

The significant unobservable inputs used in the fair value measurement of the Blackstone’s Treasury Cash Management Strategies, debt instruments and other investments are discount rates, default rates, recovery rates, recovery lag, pre-payment rates and reinvestment rates. Increases (decreases) in any of the discount rates, default rates, recovery lag and pre-payment rates in isolation would result in a lower (higher) fair value measurement. Increases (decreases) in any of the recovery rates and reinvestment rates in isolation would result in a higher (lower) fair value measurement. Generally, a change in the assumption used for default rates may be accompanied by a

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

directionally similar change in the assumption used for recovery lag and a directionally opposite change in the assumption used for recovery rates and pre-payment rates.

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

Since December 31, 2015, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.

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

	Level III Financial Assets at Fair Value Three Months Ended March 31,
	2016				2015
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total
Balance, Beginning of Period	$774,392	$261,994	$155,841	$1,192,227	$2,394,823	$40,397	$189,385	$2,624,605
Transfer Out Due to Deconsolidation	—	—	—	—	(1,460,538)	—	—	(1,460,538)
Transfer In to Level III (b)	54,626	—	290	54,916	9,314	—	17,125	26,439
Transfer Out of Level III (b)	(61,879)	—	(4,005)	(65,884)	(12,353)	—	(22,684)	(35,037)
Purchases	63,932	298,381	—	362,313	83,503	6,186	24,933	114,622
Sales	(92,578)	(267,556)	(20,007)	(380,141)	(92,074)	(4,071)	(35,153)	(131,298)
Settlements	—	(4,294)	(140)	(4,434)	—	(1,144)	(103)	(1,247)
Changes in Gains (Losses) Included in Earnings and Other Comprehensive Income (Loss)	(1,795)	(667)	(1,715)	(4,177)	(2,227)	(677)	(9,705)	(12,609)

Balance, End of Period	$736,698	$287,858	$130,264	$1,154,820	$920,448	$40,691	$163,798	$1,124,937

Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	$(18,484)	$(667)	$(1,300)	$(20,451)	$6,352	$(806)	$1,348	$6,894

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Liabilities at Fair Value Three Months Ended March 31, 2015 (c)
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$6,448,352	$348,752	$6,797,104
Transfer Out Due to Deconsolidation	(4,168,405)	(261,934)	(4,430,339)
Transfer Out Due to Amended CLO Guidance (d)	(2,279,947)	(86,818)	(2,366,765)

Balance, End of Period	$—	$—	$—

(a)	Represents Blackstone’s Treasury Cash Management Strategies and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
(c)	There were no Level III financial liabilities as of and for the three months ended March 31, 2016. There were no changes in unrealized (gains) losses included in earnings related to liabilities still held at either March 31, 2016 or March 31, 2015.
(d)	Transfers out due to amended CLO measurement guidance represents the transfer out of Level III for liabilities of consolidated CLO vehicles for which fair value is based on the more observable fair value of CLO assets. Such liabilities are classified as Level II within the fair value hierarchy.

9.	VARIABLE INTEREST ENTITIES

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

	March 31, 2016	December 31, 2015
Investments	$517,284	$466,651
Accounts Receivable	14,593	11,726
Due from Affiliates	45,314	51,029

Total VIE Assets	577,191	529,406
Due to Affiliates	652	586
Accounts Payable, Accrued Expenses and Other Liabilities	122	88
Potential Clawback Obligation	74,676	73,450

Maximum Exposure to Loss	$652,641	$603,530

10.	REVERSE REPURCHASE AND REPURCHASE AGREEMENTS

At March 31, 2016, the Partnership received securities, primarily U.S. and non-U.S. government and agency securities, asset-backed securities and corporate debt, with a fair value of $45.2 million as collateral for reverse repurchase agreements that could be repledged, delivered or otherwise used. Securities with a fair value of $32.1 million and cash were used to cover Securities Sold, Not Yet Purchased. The Partnership also pledged securities with a carrying value of $75.7 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

At December 31, 2015, the Partnership pledged securities with a carrying value of $64.5 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

The following table provides information regarding the Partnership’s Repurchase Agreements obligation by type of collateral pledged as of March 31, 2016:

	March 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$5,148	$40,260	$4,132	$49,540

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$49,540

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

11.	OFFSETTING OF ASSETS AND LIABILITIES

The following tables present the offsetting of assets and liabilities as of March 31, 2016:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Received	Net Amount
Assets
Net Investment Hedges	$9	$9	$—	$—
Freestanding Derivatives	3,814	1,215	1,174	1,425
Reverse Repurchase Agreements	45,301	45,151	—	150

Total	$49,124	$46,375	$1,174	$1,575

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities
Net Investment Hedges	$1,677	$9	$—	$1,668
Freestanding Derivatives	14,475	1,215	12,909	351
Repurchase Agreements	49,540	46,573	2,967	—

Total	$65,692	$47,797	$15,876	$2,019

The following tables present the offsetting of assets and liabilities as of December 31, 2015:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Received	Net Amount
Assets
Net Investment Hedges	$319	$1	$—	$318
Freestanding Derivatives	4,300	2,149	1,310	841
Reverse Repurchase Agreements	204,893	203,938	—	955

Total	$209,512	$206,088	$1,310	$2,114

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities
Net Investment Hedges	$1	$1	$—	$—
Freestanding Derivatives	15,016	2,149	12,076	791
Repurchase Agreements	40,929	40,259	670	—

Total	$55,946	$42,409	$12,746	$791

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Reverse Repurchase Agreements and Repurchase Agreements are presented separately on the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	March 31, 2016	December 31, 2015
Furniture, Equipment and Leasehold Improvements, Net	$139,318	$135,543
Prepaid Expenses	144,887	190,241
Other Assets	28,168	46,786
Freestanding Derivatives	3,814	4,300
Net Investment Hedges	9	319

	$316,196	$377,189

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition and are not a significant component thereof.

Notional Pooling Arrangement

Blackstone has a notional cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of March 31, 2016, the aggregate cash balance on deposit relating to the cash pooling arrangement was $952.1 million, which was fully offset with an accompanying overdraft.

12.	BORROWINGS

The following table presents the general characteristics of each of our Notes, as well as their carrying value and fair value. The Notes are included in Loans Payable within the Condensed Consolidated Statements of Financial Condition. All of the Notes were issued at a discount. All of the Notes accrue interest from the Issue Date and all pay interest in arrears on a semi-annual basis or annual basis.

	March 31, 2016		December 31, 2015
Senior Notes	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
6.625%, Due 8/15/2019 (b)	$613,047	$667,485	$614,996	$665,438
5.875%, Due 3/15/2021	$397,814	$459,880	$397,720	$458,680
4.750%, Due 2/15/2023	$392,452	$436,560	$392,224	$430,560
6.250%, Due 8/15/2042	$237,692	$297,200	$237,648	$297,575
5.000%, Due 6/15/2044	$488,204	$510,750	$488,119	$515,050
4.450%, Due 7/15/2045	$343,737	$330,365	$343,689	$332,640
2.000%, Due 5/19/2025	$334,697	$351,977	$322,664	$327,465

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
(b)	The carrying and fair values are determined using the original $600 million par amount less $15 million attributable to these notes which were acquired but not retired by Blackstone during 2012.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Included within Loans Payable and Due to Affiliates within the Condensed Consolidated Statements of Financial Condition are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. Borrowings through the consolidated CLO vehicles consisted of the following:

	March 31, 2016				December 31, 2015
	Borrowing Outstanding	Weighted- Average Interest Rate		Weighted- Average Remaining Maturity in Years	Borrowing Outstanding	Weighted- Average Interest Rate		Weighted- Average Remaining Maturity in Years
Senior Secured Notes	$3,786,464	1.94%		5.5	$3,687,976	1.93%		5.4
Subordinated Notes	234,071	(a	)	N/A	226,350	(a	)	N/A

	$4,020,535				$3,914,326

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

Senior Secured Notes and Subordinated Notes comprise the following amounts:

	March 31, 2016			December 31, 2015
		Amounts Due to Non- Consolidated Affiliates			Amounts Due to Non- Consolidated Affiliates
	Fair Value	Borrowing Outstanding	Fair Value	Fair Value	Borrowing Outstanding	Fair Value
Senior Secured Notes	$3,467,956	$—	$—	$3,225,064	$—	$—
Subordinated Notes	$86,063	$10,000	$8,164	$98,371	$10,000	$8,231

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of March 31, 2016 and December 31, 2015, the fair value of the consolidated CLO assets was $4.1 billion and $3.9 billion, respectively. This collateral consisted of Cash, Corporate Loans, Corporate Bonds, other securities and receivables.

Scheduled principal payments for borrowings as of March 31, 2016 were as follows:

	Operating Borrowings	Blackstone Fund Facilities/CLO Vehicles	Total Borrowings
2016	$—	$4,253	$4,253
2017	—	538,555	538,555
2018	—	—	—
2019	585,000	—	585,000
2020	—	—	—
Thereafter	2,240,140	3,481,980	5,722,120

Total	$2,825,140	$4,024,788	$6,849,928

13.	INCOME TAXES

Blackstone’s effective tax rate was 5.7% and 6.8% for the three months ended March 31, 2016 and 2015, respectively. Blackstone’s income tax provision was $18.9 million and $99.3 million for the three months ended March 31, 2016 and 2015, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Blackstone Group L.P. and certain of its subsidiaries operate in the U.S. as partnerships for U.S. federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. Blackstone’s effective tax rate for the three months ended March 31, 2016 and 2015 was substantially due to the fact that certain corporate subsidiaries are subject to federal, state, local and foreign income taxes (as applicable) and other subsidiaries are subject to New York City unincorporated business taxes.

14.	NET INCOME PER COMMON UNIT

Basic and diluted net income per common unit for the three months ended March 31, 2016 and March 31, 2015 was calculated as follows:

	Three Months Ended March 31,
	2016	2015
Net Income for Per Common Unit Calculation
Net Income Attributable to The Blackstone Group L.P., Basic	$150,033	$629,448
Incremental Net Income from Assumed Exchange of Blackstone Holdings Partnership Units	119,594	—

Net Income Attributable to The Blackstone Group L.P., Diluted	$269,627	$629,448

Units Outstanding
Weighted-Average Common Units Outstanding, Basic	644,897,849	625,276,969
Weighted-Average Unvested Deferred Restricted Common Units	1,629,702	5,955,072
Weighted-Average Blackstone Holdings Partnership Units	548,042,780	—

Weighted-Average Common Units Outstanding, Diluted	1,194,570,331	631,232,041

Net Income Per Common Unit, Basic	$0.23	$1.01

Net Income Per Common Unit, Diluted	$0.23	$1.00

Distributions Declared Per Common Unit (a)	$0.61	$0.78

(a)	Distributions declared reflects the calendar date of the declaration for each distribution.

The following table summarizes the anti-dilutive securities for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Weighted-Average Blackstone Holdings Partnership Units	—	548,837,150

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

During the three month periods ended March 31, 2016 and 2015, no units were repurchased. As of March 31, 2016, the amount remaining available for repurchases under this program was $335.8 million.

15.	EQUITY-BASED COMPENSATION

The Partnership has granted equity-based compensation awards to Blackstone’s senior managing directors, non-partner professionals, non-professionals and selected external advisers under the Partnership’s 2007 Equity Incentive Plan (the “Equity Plan”), the majority of which to date were granted in connection with Blackstone’s initial public offering (“IPO”). The Equity Plan allows for the granting of options, unit appreciation rights or other unit-based awards (units, restricted units, restricted common units, deferred restricted common units, phantom restricted common units or other unit-based awards based in whole or in part on the fair value of the Blackstone common units or Blackstone Holdings Partnership Units) which may contain certain service or performance requirements. As of January 1, 2016, the Partnership had the ability to grant 168,600,140 units under the Equity Plan.

For the three months ended March 31, 2016 and March 31, 2015, the Partnership recorded compensation expense of $79.8 million and $272.3 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $8.3 million and $23.6 million, respectively.

As of March 31, 2016, there was $1.0 billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 4.9 years.

Total vested and unvested outstanding units, including Blackstone common units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,192,401,538 as of March 31, 2016. Total outstanding unvested phantom units were 35,844 as of March 31, 2016.

A summary of the status of the Partnership’s unvested equity-based awards as of March 31, 2016 and of changes during the period January 1, 2016 through March 31, 2016 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2015	40,901,755	$32.98	14,342,129	$22.38	27,942	$28.79
Granted	363,239	28.57	1,893,628	28.77	2,465	29.24
Vested	(4,089,498)	22.46	(2,600,563)	22.92	(529)	28.14
Forfeited	(164,898)	39.21	(271,587)	20.04	—	—

Balance, March 31, 2016	37,010,598	$34.07	13,363,607	$23.23	29,878	$28.84

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Units Expected to Vest

The following unvested units, after expected forfeitures, as of March 31, 2016, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	29,122,600	4.4
Deferred Restricted Blackstone Common Units	11,561,529	2.0

Total Equity-Based Awards	40,684,129	3.7

Phantom Units	22,284	3.5

Equity-Based Awards with Performance Conditions

The Partnership has also granted certain equity-based awards with performance requirements. These awards are based on the performance of certain businesses over a four year period beginning August 2013, relative to a predetermined threshold. Blackstone has determined that it is probable that the relevant performance thresholds will be exceeded in future periods and, therefore, has recorded compensation expense since the beginning of the performance period of $4.2 million.

16.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Due from Affiliates and Due to Affiliates consisted of the following:

	March 31, 2016	December 31, 2015
Due from Affiliates
Accrual for Potential Clawback of Previously Distributed Carried Interest	$2,659	$1,686
Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees Principally for Investments in Blackstone Funds	293,701	331,558
Amounts Due from Portfolio Companies and Funds	295,718	319,758
Investments Redeemed in Non-Consolidated Funds of Hedge Funds	6,760	5,931
Management and Performance Fees Due from Non-Consolidated Funds	371,260	403,538
Payments Made on Behalf of Non-Consolidated Entities	169,428	178,326

	$1,139,526	$1,240,797

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	March 31, 2016	December 31, 2015
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,145,207	$1,201,543
Accrual for Potential Repayment of Previously Received Performance Fees	6,308	3,356
Due to Note Holders of Consolidated CLO Vehicles	8,164	8,231
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	17,262	26,593
Distributions Received on Behalf of Blackstone Entities	36,504	33,160
Payments Made by Non-Consolidated Entities	5,739	9,817

	$1,219,184	$1,282,700

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties

The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of March 31, 2016 and December 31, 2015, such investments aggregated $732.1 million and $746.3 million, respectively. Their share of the Net Income (Loss) Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $3.0 million and $49.5 million for the three months ended March 31, 2016 and 2015, respectively.

Revenues Earned from Affiliates

Management and Advisory Fees, Net earned from affiliates totaled $56.7 million and $48.1 million for the three months ended March 31, 2016 and 2015, respectively. Fees relate primarily to transaction and monitoring fees which are negotiated in the ordinary course of fundraising and investment activities.

Loans to Affiliates

Loans to affiliates consist of interest bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $0.2 million and $2.0 million for the three months ended March 31, 2016 and 2015, respectively.

Contingent Repayment Guarantee

Blackstone and its personnel who have received Carried Interest distributions have guaranteed payment on a several basis (subject to a cap) to the Carry Funds of any clawback obligation with respect to the excess Carried Interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Fees represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Carry Funds were to be liquidated based on the fair value of their underlying investments as of March 31, 2016. See Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.

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

Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.1 billion over the next 15 years. The after-tax net present value of these estimated payments totals $360.8 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

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

Additionally, please see Note 17. “Commitments and Contingencies — Contingencies — Guarantees” for information regarding guarantees provided to a lending institution for certain loans held by employees.

17.	COMMITMENTS AND CONTINGENCIES

Commitments

Investment Commitments

Blackstone had $2.2 billion of investment commitments as of March 31, 2016 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $22.9 million as of March 31, 2016 which includes $10.6 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $6.3 million as of March 31, 2016.

The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to Blackstone International Partners LLP. The amount guaranteed as of March 31, 2016 was $136.4 million.

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

The following table presents the clawback obligations by segment:

	March 31, 2016			December 31, 2015
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Credit	$3,649	$2,659	$6,308	$1,670	$1,686	$3,356

A portion of the Carried Interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At March 31, 2016, $576.8 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

If, at March 31, 2016, all of the investments held by the carry funds were deemed worthless, a possibility that management views as remote, the amount of Carried Interest subject to potential clawback would be $4.6 billion, on an after tax basis where applicable, of which $4.2 billion related to Blackstone Holdings and $432.0 million related to current and former Blackstone personnel.

18.	SEGMENT REPORTING

Blackstone transacts its primary business in the United States and substantially all of its revenues are generated domestically.

Blackstone conducts its alternative asset management businesses through four segments:

•

Private Equity — Blackstone’s Private Equity segment comprises its management of private equity funds, certain opportunistic investment funds, a core private equity fund and secondary private funds of funds.

•

Real Estate — Blackstone’s Real Estate segment primarily comprises its management of global, European focused and Asian focused opportunistic real estate funds as well as core+ real estate funds. In addition, the segment has debt investment funds and a publicly traded REIT targeting non-controlling real estate debt-related investment opportunities in the public and private markets, primarily in the United States and Europe.

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

Senior management makes operating decisions and assesses the performance of each of Blackstone’s business segments based on financial and operating metrics and data that is presented without the consolidation of any of the Blackstone Funds that are consolidated into the Condensed Consolidated Financial Statements. Consequently, all segment data excludes the assets, liabilities and operating results related to the Blackstone Funds.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s four segments as of and for the three months ended March 31, 2016 and 2015. On October 1, 2015, Blackstone completed the spin-off of the operations that historically constituted Blackstone’s Financial Advisory segment, other than Blackstone’s capital markets services business. Blackstone’s capital markets services business was retained and was not part of the spin-off. These historical operations included various financial advisory services, including financial and strategic advisory, restructuring and reorganization advisory and fund placement services. As of October 1, 2015, Blackstone no longer reported a Financial Advisory segment. Results of the historical Financial Advisory segment are included herein for comparative purposes only. The results of Blackstone’s capital markets services business were reclassified from the Financial Advisory segment to the Private Equity segment. All prior periods have been recast to reflect this reclassification.

	March 31, 2016 and the Three Months Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$130,648	$199,907	$130,158	$125,990	$586,703
Advisory Fees	481	—	—	—	481
Transaction and Other Fees, Net	8,439	35,794	543	1,342	46,118
Management Fee Offsets	(6,848)	(3,595)	—	(9,658)	(20,101)

Total Management and Advisory Fees, Net	132,720	232,106	130,701	117,674	613,201

Performance Fees
Realized
Carried Interest	30,282	200,627	—	—	230,909
Incentive Fees	—	4,069	2,684	21,697	28,450
Unrealized
Carried Interest	73,875	(11,522)	32	(14,779)	47,606
Incentive Fees	—	9,765	(2,935)	270	7,100

Total Performance Fees	104,157	202,939	(219)	7,188	314,065

Investment Income (Loss)
Realized	(15,357)	12,975	(4,745)	(2,974)	(10,101)
Unrealized	15,440	(2,137)	(12,291)	(17,561)	(16,549)

Total Investment Income (Loss)	83	10,838	(17,036)	(20,535)	(26,650)
Interest and Dividend Revenue	9,849	13,188	5,296	6,748	35,081
Other	(1,587)	(1,909)	(1,388)	(1,364)	(6,248)

Total Revenues	245,222	457,162	117,354	109,711	929,449

Expenses
Compensation and Benefits Compensation	80,274	100,578	54,169	52,382	287,403
Performance Fee Compensation
Realized
Carried Interest	15,427	43,076	—	—	58,503
Incentive Fees	—	2,133	1,863	10,127	14,123
Unrealized
Carried Interest	9,296	27,703	—	(6,998)	30,001
Incentive Fees	—	4,158	(1,195)	485	3,448

Total Compensation and Benefits	104,997	177,648	54,837	55,996	393,478
Other Operating Expenses	48,063	48,097	26,146	26,220	148,526

Total Expenses	153,060	225,745	80,983	82,216	542,004

Economic Income	$92,162	$231,417	$36,371	$27,495	$387,445

Segment Assets	$5,390,618	$7,320,885	$1,762,700	$2,650,331	$17,124,534

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended March 31, 2015
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$108,383	$152,348	$130,637	$125,029	$—	$516,397
Advisory Fees	2,429	—	—	—	81,809	84,238
Transaction and Other Fees, Net	20,359	15,216	25	1,457	16	37,073
Management Fee Offsets	(4,949)	(4,866)	(280)	(7,850)	—	(17,945)

Total Management and Advisory Fees, Net	126,222	162,698	130,382	118,636	81,825	619,763

Performance Fees
Realized
Carried Interest	382,978	811,249	—	13,367	—	1,207,594
Incentive Fees	—	723	10,516	18,431	—	29,670
Unrealized
Carried Interest	566,822	(181,019)	—	(11,951)	—	373,852
Incentive Fees	—	6,069	47,427	9,124	—	62,620

Total Performance Fees	949,800	637,022	57,943	28,971	—	1,673,736

Investment Income (Loss)
Realized	44,816	71,344	(10,375)	2,237	(230)	107,792
Unrealized	31,487	37,510	4,483	6,887	1,482	81,849

Total Investment Income (Loss)	76,303	108,854	(5,892)	9,124	1,252	189,641
Interest and Dividend Revenue	7,618	9,997	3,949	5,651	3,236	30,451
Other	(1,825)	(3,977)	(1,607)	3,493	(956)	(4,872)

Total Revenues	1,158,118	914,594	184,775	165,875	85,357	2,508,719

Expenses
Compensation and Benefits Compensation	71,072	84,834	56,104	49,877	67,951	329,838
Performance Fee Compensation
Realized
Carried Interest	39,482	246,496	—	6,270	—	292,248
Incentive Fees	—	356	3,470	8,401	—	12,227
Unrealized
Carried Interest	178,120	(98,084)	—	(5,656)	—	74,380
Incentive Fees	—	2,575	15,651	6,735	—	24,961

Total Compensation and Benefits	288,674	236,177	75,225	65,627	67,951	733,654
Other Operating Expenses	38,875	40,143	21,206	21,836	21,222	143,282

Total Expenses	327,549	276,320	96,431	87,463	89,173	876,936

Economic Income (Loss)	$830,569	$638,274	$88,344	$78,412	$(3,816)	$1,631,783

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income Before Provision for Taxes and Total Assets as of and for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$929,449	$2,905	(a)	$932,354	$2,508,719	$3,639	(a)	$2,512,358
Expenses	$542,004	$75,706	(b)	$617,710	$876,936	$265,632	(b)	$1,142,568
Other Income	$—	$19,142	(c)	$19,142	$—	$93,555	(c)	$93,555
Economic Income	$387,445	$(53,659)	(d)	$333,786	$1,631,783	$(168,438)	(d)	$1,463,345
Total Assets	$17,124,534	$4,926,370	(e)	$22,050,904

(a)	The Revenues adjustment represents management and performance fees earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues and non-segment related Investment Income (Loss), which is included in Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Three Months Ended March 31,
	2016	2015
Fund Management Fees and Performance Fees Eliminated in Consolidation and Transactional Investment Loss	$(2,757)	$(3,711)
Fund Expenses Added in Consolidation	(5,847)	9,367
Non-Controlling Interests in Income of Consolidated Entities	33,685	89,323
Transaction-Related Other Loss	(5,939)	(1,424)

Total Consolidation Adjustments and Reconciling Items	$19,142	$93,555

(d)	The reconciliation of Economic Income to Income Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended March 31,
	2016	2015
Economic Income	$387,445	$1,631,783

Adjustments
Amortization of Intangibles	(23,208)	(25,899)
IPO and Acquisition-Related Charges	(64,136)	(231,862)
Non-Controlling Interests in Income of Consolidated Entities	33,685	89,323

Total Consolidation Adjustments and Reconciling Items	(53,659)	(168,438)

Income Before Provision for Taxes	$333,786	$1,463,345

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

19.	SUBSEQUENT EVENTS

There have been no events since March 31, 2016 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

ITEM 1A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	March 31, 2016
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$1,372,552	$—	$—	$1,372,552
Cash Held by Blackstone Funds and Other	239,340	309,251	—	548,591
Investments	10,185,613	4,871,032	(431,613)	14,625,032
Accounts Receivable	500,641	160,212	—	660,853
Reverse Repurchase Agreements	45,301	—	—	45,301
Due from Affiliates	1,124,769	25,679	(10,922)	1,139,526
Intangible Assets, Net	322,719	—	—	322,719
Goodwill	1,718,519	—	—	1,718,519
Other Assets	313,465	2,731	—	316,196
Deferred Tax Assets	1,301,615	—	—	1,301,615

Total Assets	$17,124,534	$5,368,905	$(442,535)	$22,050,904

Liabilities and Partners’ Capital
Loans Payable	$2,807,643	$3,550,139	$—	$6,357,782
Due to Affiliates	1,179,633	53,361	(13,810)	1,219,184
Accrued Compensation and Benefits	1,846,041	18	—	1,846,059
Securities Sold, Not Yet Purchased	32,641	73,216	—	105,857
Repurchase Agreements	—	49,540	—	49,540
Accounts Payable, Accrued Expenses and Other Liabilities	392,176	169,226	—	561,402

Total Liabilities	6,258,134	3,895,500	(13,810)	10,139,824

Redeemable Non-Controlling Interests in Consolidated Entities	—	177,054	—	177,054

Partners’ Capital
Partners’ Capital	6,136,557	428,967	(429,049)	6,136,475
Accumulated Other Comprehensive Income (Loss)	(46,388)	—	324	(46,064)
Non-Controlling Interests in Consolidated Entities	1,612,974	867,384	—	2,480,358
Non-Controlling Interests in Blackstone Holdings	3,163,257	—	—	3,163,257

Total Partners’ Capital	10,866,400	1,296,351	(428,725)	11,734,026

Total Liabilities and Partners’ Capital	$17,124,534	$5,368,905	$(442,535)	$22,050,904

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	December 31, 2015
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$1,837,324	$—	$—	$1,837,324
Cash Held by Blackstone Funds and Other	148,660	438,472	—	587,132
Investments	10,186,419	4,591,465	(453,787)	14,324,097
Accounts Receivable	461,610	151,543	—	613,153
Reverse Repurchase Agreements	204,893	—	—	204,893
Due from Affiliates	1,224,692	25,722	(9,617)	1,240,797
Intangible Assets, Net	345,547	—	—	345,547
Goodwill	1,718,519	—	—	1,718,519
Other Assets	374,270	2,919	—	377,189
Deferred Tax Assets	1,277,429	—	—	1,277,429

Total Assets	$17,779,363	$5,210,121	$(463,404)	$22,526,080

Liabilities and Partners’ Capital
Loans Payable	$2,797,060	$3,319,687	$—	$6,116,747
Due to Affiliates	1,244,748	50,892	(12,940)	1,282,700
Accrued Compensation and Benefits	2,029,900	18	—	2,029,918
Securities Sold, Not Yet Purchased	99,392	77,275	—	176,667
Repurchase Agreements	970	39,959	—	40,929
Accounts Payable, Accrued Expenses and Other Liabilities	422,905	225,757	—	648,662

Total Liabilities	6,594,975	3,713,588	(12,940)	10,295,623

Redeemable Non-Controlling Interests in Consolidated Entities	—	183,459	—	183,459

Partners’ Capital
Partners’ Capital	6,323,025	450,417	(451,135)	6,322,307
Accumulated Other Comprehensive Income (Loss)	(53,190)	—	671	(52,519)
Non-Controlling Interests in Consolidated Entities	1,546,044	862,657	—	2,408,701
Non-Controlling Interests in Blackstone Holdings	3,368,509	—	—	3,368,509

Total Partners’ Capital	11,184,388	1,313,074	(450,464)	12,046,998

Total Liabilities and Partners’ Capital	$17,779,363	$5,210,121	$(463,404)	$22,526,080

(a)	The Consolidated Blackstone Funds consisted of the following:

Blackstone Real Estate Partners VI.C – ESH L.P.

Blackstone Real Estate Special Situations Fund L.P.

Blackstone Real Estate Special Situations Offshore Fund Ltd.

Blackstone Strategic Alliance Fund L.P.

Blackstone/GSO Loan Financing Limited

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

Our Business

Blackstone is one of the largest independent managers of private capital in the world. Our business is organized into four segments:

•

Private Equity. We are a world leader in private equity investing, having managed six general private equity funds, as well as three sector focused funds, since we established this business in 1987. We will also begin investing from our seventh general private equity fund in the second quarter of 2016. We refer to these managed corporate private equity funds collectively as our Blackstone Capital Partners (“BCP”) funds. Our Private Equity segment also includes Blackstone Tactical Opportunities (“Tactical Opportunities”), our opportunistic investment platform that invests globally across asset classes, industries and geographies, Strategic Partners Fund Solutions (“Strategic Partners”), a secondary private fund of funds business, Blackstone Total Alternatives Solution (“BTAS”), a multi-asset investment program for eligible high net worth investors offering exposure to certain of Blackstone’s key illiquid investment strategies through a single commitment, and our capital markets services business (“BXCM”). During the first quarter of 2016, we held the first closing for Blackstone Core Equity Partners (“BCEP”), which targets control-oriented investments in high-quality companies with durable businesses and seeks to offer a lower level of risk and a longer hold period than traditional private equity.

Our corporate private equity business pursues transactions throughout the world across a variety of transaction types, including large buyouts, mid-cap buyouts, buy and build platforms (which involve multiple acquisitions behind a single management team and platform) and growth equity/development projects (which involve significant minority investments in mature companies and greenfield development projects in energy and power). Tactical Opportunities seeks to capitalize on complex and dislocated market situations across asset classes, industries and geographies in a broad range of investments, including private and public securities, and instruments, where the underlying exposure may be to equity, debt, and/or real assets. Strategic Partners focuses on delivering access to a range of opportunities, leveraging its proprietary database to acquire single fund interests or complex portfolios in an efficient and timely manner.

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

Our BREDS vehicles target real estate debt-related investment opportunities in the public and private markets, primarily in the United States and Europe.

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

The first quarter of 2016 was marked by high volatility across global equity and debt markets amid continued concerns over the pace of economic growth and the course and effect of monetary policy of the world’s central banks, with the CBOE volatility index averaging over 20 in a single quarter for the first time since the second quarter of 2012. The CBOE volatility index rose to a closing high of 28.14 as the market bottomed in mid-February, and declined as the market recovered to end the quarter at 13.95. Despite plunging over 11% in the first six weeks of the year and experiencing significant volatility during most of the quarter, the S&P 500 index ended the first quarter roughly flat. Global equity indices, however, mostly ended the quarter in negative territory, with the FTSE 100 down 1%, the Hang Seng down 5%, the Euro Stoxx down 8%, the Nikkei 225 down 12% and the MSCI World Index flat at 0%.

U.S. non-investment grade debt markets also saw significant volatility in the quarter, with high yield spreads gapping out at 900 basis points in early February, their highest level since 2009, before recovering with the equity market rally in March. The Credit Suisse High Yield Index was up 3.1% for the quarter. The first quarter also represented the fifth highest quarterly high yield default total on record, with approximately $31 billion in debt defaults. Energy and metals/mining credits represented 84% of these defaults, as the depressed commodity price environment continued to impact leveraged issuers.

The overall economic outlook for 2016 remains moderate, with current forecasts calling for global economic growth of 3.2% and U.S. economic growth of 2.4%. However, investor sentiment improved late in the first quarter of 2016 as fears of a U.S. recession and a significant slowdown in China appear to have abated in part. GDP in China expanded by 6.7% year-over-year in the first quarter of 2016, its slowest pace in the past seven years, but slightly above the 6.6% growth expected by economists. While momentum in China has continued to slow, positive surprises from trade, inflation, output and credit have buoyed the outlook for 2016. Additionally, increased European Central Bank stimulus and a more dovish Fed have helped to restore a degree of confidence. The equity market rebound at the end of the first quarter, coupled with increased employment opportunities, has improved consumer optimism, although consumer spending continues to languish due to ongoing economic concerns.

After reaching a 13-year low of $26.21 a barrel in February, the price of oil rallied sharply, with WTI Crude Oil reaching $40.20 a barrel on March 17, and ending the first quarter at $38.34 a barrel, following signs of willingness by major oil producing countries to cut production. Despite rebounding in the first quarter of 2016, oil prices remain well below the $80 — $100 a barrel range characterized by the past decade. Natural gas prices fell 35% from the beginning of the year, bottoming at $1.49 during the quarter, before rebounding to end the quarter at $1.94. Gasoline prices across the U.S. averaged $1.86 a gallon during the first quarter, the lowest three-month period for gasoline prices since the beginning of 2004.

Capital markets volumes were depressed in the first quarter, with only 11 U.S. initial public offerings (“IPOs”) and the slowest opening period for global debt capital markets activity since 2009. After a record 2015, global M&A activity dropped 11% in the first quarter of 2016 compared to the first quarter of 2015.

Although January and February of 2016 were characterized by continued volatility, risk aversion and limited liquidity, March showed a strong rebound in activity. Mutual fund net inflows turned positive, and a resurgence in high-yield debt issuances led to the most active month since November 2015.

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

Revenues

Revenues primarily consist of management and advisory fees, performance fees, investment income, interest and dividend revenue and other. Please refer to “Part I. Item 1. Business — Incentive Arrangements / Fee Structure” in our Annual Report on Form 10-K for the year ended December 31, 2015 and “Critical Accounting Policies — Revenue Recognition” for additional information regarding the manner in which Base Management Fees and Performance Fees are generated.

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

Transaction and other fees (including monitoring fees) are fees charged directly to managed funds and portfolio companies. The investment advisory agreements generally require that the investment adviser reduce the amount of management fees payable by the limited partners to the Partnership by an amount equal to a portion of the transaction and other fees directly paid to the Partnership by the portfolio companies. We refer to these amounts as management fee reductions. The amount of the reduction varies by fund, the type of fee paid by the portfolio company and the previously incurred expenses of the fund.

Management fee offsets are reductions to management fees payable by the limited partners of the Blackstone Funds, which are granted based on the amount such limited partners reimburse the Blackstone Funds for placement fees.

Advisory fees consist of advisory retainer and transaction-based fee arrangements related to capital markets services. Advisory retainer fees are recognized when services for the transactions are complete, in accordance with terms set forth in individual agreements. Transaction-based fees are recognized when (a) there is evidence of an arrangement with a client, (b) agreed upon services have been provided, (c) fees are fixed or determinable, and (d) collection is reasonably assured.

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

In certain fund structures, specifically in private equity, real estate and certain hedge fund solutions and credit-focused funds (“Carry Funds”), performance fees (Carried Interest) are allocated to the general partner based on cumulative fund performance to date, subject to a preferred return to limited partners. At the end of each reporting period, the Partnership calculates the Carried Interest that would be due to the Partnership for each fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as Carried Interest to reflect either (a) positive performance resulting in an increase in the Carried Interest allocated to the general partner or (b) negative performance that would cause the amount due to the Partnership to be less than the amount previously recognized as revenue, resulting in a negative adjustment to Carried Interest allocated to the general partner. In each scenario, it is necessary to calculate the Carried Interest on cumulative results compared to the Carried Interest recorded to date and make the required positive or negative adjustments. The Partnership ceases to record negative Carried Interest allocations once previously recognized Carried Interest allocations for such fund have been fully reversed. The Partnership is not obligated to pay guaranteed returns or hurdles, and therefore, cannot have negative Carried Interest over the life of a fund. Accrued but unpaid Carried Interest as of the reporting date is reflected in Investments in the Condensed Consolidated Statements of Financial Condition.

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

Redeemable Non-Controlling Interests in Consolidated Entities

Non-controlling interests related to funds of hedge funds are subject to annual, semi-annual or quarterly redemption by investors in these funds following the expiration of a specified period of time, or may be withdrawn subject to a redemption fee during the period when capital may not be withdrawn. As limited partners in these types of funds have been granted redemption rights, amounts relating to third party interests in such consolidated funds are presented as Redeemable Non-Controlling Interests in Consolidated Entities within the Condensed Consolidated Statements of Financial Condition. When redeemable amounts become legally payable to investors, they are classified as a liability and included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition. For all consolidated funds in which redemption rights have not been granted, non-controlling interests are presented within Partners’ Capital in the Condensed Consolidated Statements of Financial Condition as Non-Controlling Interests in Consolidated Entities.

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

The Obama administration has made similar proposals that would tax income and gain, including gain on sale, attributable to an ISPI at ordinary rates, with an exception for certain qualified capital interests. The proposals would also characterize certain income and gain in respect of ISPIs as non-qualifying income under the tax rules applicable to publicly traded partnerships after a ten year transition period from the effective date, with an exception for certain qualified capital interests. The Obama administration proposed similar changes in its published revenue proposals for 2015 and prior years.

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

Congress, the Organization for Economic Co-operation and Development (“OECD”) and other government agencies in jurisdictions in which we and our affiliates invest or do business have maintained a focus on issues related to the taxation of multinational companies. The OECD, which represents a coalition of member countries, is contemplating changes to numerous long-standing tax principles through its base erosion and profit shifting project, which is focused on a number of issues, including the shifting of profits between affiliated entities in different tax jurisdictions. Additionally, the Obama administration has announced other proposals for potential reform to the U.S. federal income tax rules for businesses, including reducing the deductibility of interest for corporations, anti-inversion rules, reducing the top marginal rate on corporations and subjecting entities currently treated as partnerships for tax purposes to an entity-level income tax similar to the corporate income tax. Several of these proposals for reform, if enacted by the United States or by other countries in which we or our affiliates invest or do business, could adversely affect us. It is unclear what any actual legislation would provide, when it would be proposed or what its prospects for enactment would be. In addition, the Treasury and the Internal Revenue Service recently proposed regulations to restrict interest deductions for certain related-party debt that could, if finalized, adversely affect us or our investments. It is unclear whether or in what form such regulations would be finalized.

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

In addition, legislation was recently enacted that significantly changes the rules for U.S. federal income tax audits of partnerships. Such audits will continue to be conducted at the partnership level, but with respect to tax returns for taxable years beginning after December 31, 2017, and unless a partnership qualifies for and affirmatively elects an alternative procedure, any adjustments to the amount of tax due (including interest and penalties) will be payable by the partnership. Under the elective alternative procedure, a partnership would issue information returns to persons who were partners in the audited year, who would then be required to take the adjustments into account in calculating their own tax liability, and the partnership would not be liable for the adjustments. If a partnership elects the alternative procedure for a given adjustment, the amount of taxes for which its partners would be liable would be increased by any applicable penalties and a special interest charge. There can be no assurance that we will be eligible to make such an election or that we will, in fact, make such an election for any given adjustment. If we do not or are not able to make such an election, then (a) our then-current common unitholders, in the aggregate, could indirectly bear income tax liabilities in excess of the aggregate amount of taxes that would have been due had we elected the alternative procedure, and (b) a given common unitholder may indirectly bear taxes attributable to income allocable to other common unitholders or former common unitholders, including taxes (as well as interest and penalties) with respect to periods prior to such holder’s ownership of common units. Amounts available for distribution to our common unitholders may be reduced as a result of our obligation to pay any taxes associated with an adjustment. Many issues with respect to, and the overall effect of, this new legislation on us are uncertain, and common unitholders should consult their own tax advisors regarding all aspects of this legislation as it affects their particular circumstances.

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

(c)	the remaining invested capital of co-investments managed by us on which we receive fees,

(d)	the net asset value of our funds of hedge funds, hedge funds and certain registered investment companies,

(e)	the invested capital, fair value of assets or the net asset value we manage pursuant to separately managed accounts,

(f)	the net proceeds received from equity offerings and accumulated core earnings of our REITs, subject to certain adjustments,

(g)	the aggregate par amount of collateral assets, including principal cash, of our CLOs, CDOs and certain credit-focused separately managed accounts, and

(h)	the gross amount of assets (including leverage) or the net assets (plus leverage where applicable) for certain of our credit-focused registered investment companies.

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

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for the three months ended March 31, 2016 and 2015. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

	Three Months Ended March 31,		2016 vs. 2015
	2016	2015	$	%
Revenues
Management and Advisory Fees, Net	$608,906	$616,768	$(7,862)	-1%

Performance Fees
Realized
Carried Interest	230,909	1,207,594	(976,685)	-81%
Incentive Fees	28,419	29,638	(1,219)	-4%
Unrealized
Carried Interest	47,586	373,840	(326,254)	-87%
Incentive Fees	7,579	62,036	(54,457)	-88%

Total Performance Fees	314,493	1,673,108	(1,358,615)	-81%

Investment Income (Loss)
Realized	(12,001)	187,930	(199,931)	N/M
Unrealized	3,493	18,273	(14,780)	-81%

Total Investment Income (Loss)	(8,508)	206,203	(214,711)	N/M

Interest and Dividend Revenue	23,075	21,920	1,155	5%
Other	(5,612)	(5,641)	29	-1%

Total Revenues	932,354	2,512,358	(1,580,004)	-63%

Expenses
Compensation and Benefits
Compensation	346,003	559,559	(213,556)	-38%
Performance Fee Compensation
Realized
Carried Interest	58,504	292,248	(233,744)	-80%
Incentive Fees	14,124	12,227	1,897	16%
Unrealized
Carried Interest	30,001	74,380	(44,379)	-60%
Incentive Fees	3,448	24,961	(21,513)	-86%

Total Compensation and Benefits	452,080	963,375	(511,295)	-53%
General, Administrative and Other	123,045	130,973	(7,928)	-6%
Interest Expense	37,356	31,370	5,986	19%
Fund Expenses	5,229	16,850	(11,621)	-69%

Total Expenses	617,710	1,142,568	(524,858)	-46%

Other Income
Net Gains from Fund Investment Activities	19,142	93,555	(74,413)	-80%

Income Before Provision for Taxes	333,786	1,463,345	(1,129,559)	-77%
Provision for Taxes	18,866	99,344	(80,478)	-81%

Net Income	314,920	1,364,001	(1,049,081)	-77%
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(6,401)	7,527	(13,928)	N/M
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	40,086	81,796	(41,710)	-51%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	131,202	645,230	(514,028)	-80%

Net Income Attributable to The Blackstone Group L.P.	$150,033	$629,448	$(479,415)	-76%

N/M Not	meaningful.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues

Total Revenues were $932.4 million for the three months ended March 31, 2016, a decrease of $1.6 billion compared to Total Revenues for the three months ended March 31, 2015 of $2.5 billion. The decrease in revenues was primarily attributable to a decrease in Performance Fees of $1.4 billion.

The decrease in Performance Fees was primarily attributable to decreases in our Private Equity and Real Estate segments of $845.6 million and $434.1 million, respectively. Performance Fees in Private Equity decreased due to a reduction in the appreciation of our investment holdings, mainly in our BCP V fund which had a net return of 4.3% in the first quarter of 2016 against a 7.3% net return in the comparable quarter in 2015. The decrease in Real Estate was due to a reduction in the appreciation of investment holdings within our BREP opportunistic funds which appreciated 1.8% versus 8.2% in the comparable 2015 quarter.

Expenses

Expenses were $617.7 million for the three months ended March 31, 2016, a decrease of $524.9 million compared to $1.1 billion for the three months ended March 31, 2015. The decrease in expenses was primarily attributable to a decrease in Total Compensation and Benefits of $511.3 million. The decrease in Total Compensation and Benefits was primarily attributable to a decrease in Performance Fee Revenue, on which a portion of compensation is based, as well as lower equity-based compensation expense related to awards granted in connection with Blackstone’s IPO which were fully vested and expensed as of June 30, 2015 and an overall decrease in headcount driven by the October 1, 2015 spin-off of Blackstone’s Financial Advisory business.

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

Other Income — Net Gains from Fund Investment Activities was $19.1 million for the three months ended March 31, 2016, a decrease of $74.4 million compared to $93.6 million for the three months ended March 31, 2015. The change was principally due to decreases in our Real Estate, Hedge Fund Solutions, and Private Equity segments of $52.1 million, $12.9 million, and $10.2 million, respectively. The decrease in our Real Estate segment was primarily the result a year over year net decrease in the appreciation of investments across our funds. The decrease in our Hedge Fund Solutions segment was primarily the result of a decrease in investment performance. The decrease in our Private Equity segment was primarily due to the lower unrealized gains compared to the same period in 2015.

Provision for Taxes

Blackstone’s Provision for Taxes for the three months ended March 31, 2016 and 2015 was $18.9 million and $99.3 million, respectively. This resulted in an effective tax rate of 5.7% and 6.8%, respectively, based on our Income Before Provision for Taxes of $333.8 million and $1.5 billion, respectively.

The decrease in the effective tax rate resulted mainly from an increase in the tax deductible compensatory distribution for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

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

For the three months ended March 31, 2016 and 2015, the net income before taxes allocated to Blackstone Holdings was 46.4% and 47.1%, respectively. The decrease of 0.7% was primarily due to conversions of Blackstone Holdings Partnership Units to Blackstone common units and the vesting of common units.

Operating Metrics

The following graph summarizes the Fee-Earning Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the three months ended March 31, 2016 and 2015. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management”:

Note: Totals in graph may not add due to rounding.

	Three Months Ended
	March 31, 2016					March 31, 2015
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$51,451,196	$67,345,357	$65,665,439	$61,684,380	$246,146,372	$43,890,167	$52,563,068	$61,417,558	$58,821,006	$216,691,799
Inflows, including Commitments (a)	558,343	1,591,900	2,851,509	2,331,315	7,333,067	7,646,742	1,444,415	3,070,649	3,974,083	16,135,889
Outflows, including Distributions (b)	(370,510)	(36,900)	(1,602,796)	(1,107,045)	(3,117,251)	(985,379)	(32,658)	(1,266,495)	(1,783,191)	(4,067,723)
Realizations (c)	(1,287,860)	(2,119,708)	(145,912)	(723,449)	(4,276,929)	(1,246,718)	(2,494,304)	(21,342)	(1,014,451)	(4,776,815)

Net Inflows (Outflows)	(1,100,027)	(564,708)	1,102,801	500,821	(61,113)	5,414,645	(1,082,547)	1,782,812	1,176,441	7,291,351
Market Appreciation (Depreciation) (d)(f)	(122,857)	517,790	(1,936,987)	(90,441)	(1,632,495)	37,399	(697,274)	914,128	(725,703)	(471,450)

Balance, End of Period (e)	$50,228,312	$67,298,439	$64,831,253	$62,094,760	$244,452,764	$49,342,211	$50,783,247	$64,114,498	$59,271,744	$223,511,700

Increase (Decrease)	$(1,222,884)	$(46,918)	$(834,186)	$410,380	$(1,693,608)	$5,452,044	$(1,779,821)	$2,696,940	$450,738	$6,819,901
Increase (Decrease)	-2%	-0%	-1%	1%	-1%	12%	-3%	4%	1%	3%

	Three Months Ended
	March 31, 2016					March 31, 2015
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$94,280,074	$93,917,824	$69,105,425	$79,081,252	$336,384,575	$73,073,252	$80,863,187	$63,585,671	$72,858,960	$290,381,070
Inflows, including Commitments (a)	2,988,650	9,057,220	3,180,618	1,863,603	17,090,091	2,870,494	18,361,132	3,083,236	6,174,610	30,489,472
Outflows, including Distributions (b)	(260,841)	(267,679)	(1,631,519)	(1,385,139)	(3,545,178)	(25,357)	(168,303)	(1,274,747)	(2,084,951)	(3,553,358)
Realizations (c)	(2,119,372)	(3,450,706)	(150,768)	(884,896)	(6,605,742)	(3,313,818)	(9,154,899)	(25,808)	(1,244,833)	(13,739,358)

Net Inflows (Outflows)	608,437	5,338,835	1,398,331	(406,432)	6,939,171	(468,681)	9,037,930	1,782,681	2,844,826	13,196,756
Market Appreciation (Depreciation) (d)(g)	577,716	1,850,869	(2,028,340)	(18,529)	381,716	3,722,618	2,884,541	1,010,556	(744,252)	6,873,463

Balance, End of Period (e)	$95,466,227	$101,107,528	$68,475,416	$78,656,291	$343,705,462	$76,327,189	$92,785,658	$66,378,908	$74,959,534	$310,451,289

Increase (Decrease)	$1,186,153	$7,189,704	$(630,009)	$(424,961)	$7,320,887	$3,253,937	$11,922,471	$2,793,237	$2,100,574	$20,070,219
Increase (Decrease)	1%	8%	-1%	-1%	2%	4%	15%	4%	3%	7%

(a)	Inflows represent contributions in our hedge funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs and increases in the capital we manage pursuant to separately managed account programs.
(b)	Outflows represent redemptions in our hedge funds and closed-end mutual funds, client withdrawals from our separately managed account programs and decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments).
(c)	Realizations represent realizations from the disposition of assets, capital returned to investors from CLOs and the effect of changes in the definition of Total Assets Under Management.
(d)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.

(e)	Fee-Earning Assets Under Management and Total Assets Under Management as of March 31, 2016 included $96.4 million and $135.1 million, respectively, from a joint venture in which we are the minority interest holder.
(f)	For the three months ended March 31, 2016, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $1.8 million, $208.7 million, $375.0 million and $585.4 million for the Private Equity, Real Estate, Credit and Total segments, respectively. For the three months ended March 31, 2015, such impact was $(2.9) million, $(772.8) million, $(1.1) billion and $(1.9) billion for the Private Equity, Real Estate, Credit and Total segments, respectively.
(g)	For the three months ended March 31, 2016, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $155.7 million, $529.5 million, $558.2 million and $1.2 billion for the Private Equity, Real Estate, Credit and Total segments, respectively. For the three months ended March 31, 2015, such impact was $(268.6) million, $(1.8) billion, $(1.3) billion and $(3.3) billion for the Private Equity, Real Estate, Credit and Total segments, respectively.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $244.5 billion at March 31, 2016, a decrease of $1.7 billion, compared to $246.1 billion at December 31, 2015. The net decrease was due to:

•	Realizations of $4.3 billion driven by:

•	$2.1 billion in our Real Estate segment that were primarily due to realizations of $1.4 billion across the BREP platform, including co-investment, and $658.5 million in BREDS,

•	$1.3 billion in our Private Equity segment primarily due to BCP V ($982.3 million) and Strategic Partners ($214.1 million), and

•

$723.4 million in our Credit segment primarily due to $285.3 million of capital returned to CLO investors from CLOs that are post their re-investment periods, $225.8 million in dividends paid to investors in our Business Development Companies (“BDCs”) and $131.4 million returned in Carry Funds.

•	Outflows of $3.1 billion primarily attributable to:

•	$1.6 billion in our Hedge Fund Solutions segment primarily due to the liquidity needs of limited partners and strategic shifts in their programs, and

•

$1.1 billion in our Credit segment primarily driven by investor liquidity needs, shift in investor sentiment on credit and de-leveraging of the BDC funds. The primary outflows were from our BDCs ($477.3 million), long only separately managed accounts ($458.5 million) and hedge fund strategies ($137.4 million).

•	Market depreciation of $1.6 billion principally due to:

•	$1.9 billion depreciation in our Hedge Fund Solutions segment due to BAAM’s Principal Solutions Composite down 2.9% gross (down 3.1% net), and

•

Offset by $517.8 million of market appreciation in our Real Estate segment from appreciation of 4.4% within our core+ funds and the impact of foreign exchange translation on our Euro-based opportunistic funds.

Offsetting these decreases were:

•	Inflows of $7.3 billion related to:

•	$2.9 billion in our Hedge Fund Solutions segment mainly related to growth in its customized, commingled and individual investor solutions products,

•	$2.3 billion in our Credit segment principally due to carry funds ($519.9 million), BDCs ($507.4 million), one new U.S. CLO ($500.0 million) and hedge fund strategies ($311.1 million),

•	$1.6 billion in our Real Estate segment primarily due to capital raised and invested for BREP Co-Investment ($709.9 million) and BREDS ($559.8 million), and

•

$558.3 million in our Private Equity segment primarily due to Strategic Partners ($584.1 million), Tactical Opportunities ($288.1 million) and net commitments out of Blackstone’s multi-strategy platforms.

BAAM had net inflows of $538.0 million from April 1 through May 1, 2016.

Fee-Earning Assets Under Management were $223.5 billion at March 31, 2015, an increase of $6.8 billion, compared to $216.7 billion at December 31, 2014. The net increase was due to:

•	Inflows of $16.1 billion related to:

•

$7.6 billion in our Private Equity segment primarily due to $4.4 billion raised in our Blackstone Energy Partners (“BEP”) II fund and $3.0 billion due to the commencement of the investment period of the second vintage of the Tactical Opportunities strategies,

•

$4.0 billion in our Credit segment principally due to $1.0 billion and $431.2 million raised in new U.S. and European CLO launches, respectively, $815.3 million raised from BDCs, $762.0 million raised for carry funds and $366.1 million raised for hedge fund strategies,

•

$3.1 billion in our Hedge Fund Solutions segment mainly related to $1.3 billion raised for customized solutions, $936.0 million raised for specialized solutions, $475.5 million raised for individual investor solutions and $368.8 million raised for commingled products, and

•	$1.4 billion in our Real Estate segment primarily related to $1.0 billion raised in our BPP funds and $193.1 million raised for BREP Europe IV.

Offsetting these increases were:

•	Realizations of $4.8 billion driven by:

•	$2.5 billion in our Real Estate segment primarily from realizations of $1.3 billion in BREP VI, $512.6 million in BREDS and $352.6 million in BREP V,

•

$1.2 billion in our Private Equity segment that were primarily from BCP IV, BCP V and Tactical Opportunities public and strategic dispositions including Merlin, Catalent, Pinnacle, Michaels Stores, Bayview Asset Management and Milestone, and Strategic Partners realizations, and

•

$1.0 billion in our Credit segment primarily due to $529.6 million of capital returned to CLO investors from CLOs that are post their re-investment periods, $227.4 million returned in Carry Funds and $187.4 million in dividends paid to investors in our BDCs.

•	Outflows of $4.1 billion primarily attributable to:

•

$1.8 billion in our Credit segment primarily from outflows of $1.4 billion from our long only separately managed accounts, $227.2 million from hedge fund strategies and $118.8 million from our BDCs, and

•	$1.3 billion in our Hedge Fund Solutions segment driven by investors’ liquidity needs and certain strategic shifts in their programs.

Total Assets Under Management

Total Assets Under Management were $343.7 billion at March 31, 2016, an increase of $7.3 billion, compared to $336.4 billion at December 31, 2015. The net increase was due to:

•	Inflows of $17.1 billion primarily related to:

•

$9.1 billion in our Real Estate segment primarily due to capital raised for our fifth European opportunistic fund ($5.2 billion), third mezzanine debt fund ($1.7 billion), BREP co-investment ($842.4 million) and BPP U.S. ($555.0 million),

•	$3.2 billion in our Hedge Fund Solutions segment primarily related to the reasons noted above in Fee-Earning Assets Under Management,

•

$3.0 billion in our Private Equity segment primarily related to Strategic Partners ($1.8 billion), BCP VII ($898.6 million) and the initial closing for our core private equity fund ($669.5 million), and

•

$1.9 billion in our Credit segment primarily due to $527.5 million raised due to the closing of one new CLO, $507.4 million of capital raised for our BDCs, $462.0 million for our long only business and $267.6 million raised in hedge fund strategies funds.

•	Market appreciation of $381.7 million primarily due to:

•

$1.9 billion appreciation in our Real Estate segment primarily due to carrying value increases of 1.8% and 4.4% within the opportunistic and core+ platforms, respectively. This also includes the positive impact of $529.5 million from foreign exchange translation of our non-U.S. dollar denominated investments and Euro-based opportunistic funds,

•	$577.7 million appreciation in our Private Equity segment due to BCP V ($519.4 million) and currency gains ($155.7 million), partially offset by BCP VI performance ($(255.2) million), and

•	$2.0 billion depreciation in our Hedge Fund Solutions segment due to BAAM’s Principal Solutions Composite down 2.9% gross (down 3.1% net).

Offsetting these increases were:

•	Realizations of $6.6 billion driven by:

•

$3.5 billion in our Real Estate segment primarily due to realizations across the BREP Global and European opportunistic platform ($1.9 billion), BREP co-investment ($1.1 billion) and BREDS ($328.1 million),

•	$2.1 billion in our Private Equity segment primarily due to BCP V ($1.4 billion) and Strategic Partners ($352.2 million), and

•

$884.9 million in our Credit segment primarily due to $313.4 million of capital returned to CLO investors from CLOs that are post their re-investment periods, $265.6 million returned in Carry Funds and $225.8 million in dividends paid to investors in our BDCs.

•	Outflows of $3.5 billion primarily attributable to:

•	$1.6 billion in our Hedge Fund Solutions segment primarily due to reasons noted above in Fee-Earning Assets Under Management, and

•	$1.4 billion in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above.

Total Assets Under Management were $310.5 billion at March 31, 2015, an increase of $20.1 billion, compared to $290.4 billion at December 31, 2014. The net increase was due to:

•	Inflows of $30.5 billion primarily related to:

•	$18.4 billion in our Real Estate segment primarily due to fundraising of $14.5 billion for the eighth global opportunistic fund and $1.6 billion for the BPP funds,

•

$6.2 billion in our Credit segment primarily due to $2.4 billion for our carry funds, $1.5 billion raised due to the closing of three new CLOs, $815.3 million of capital raised for our BDCs, and $702.1 million raised in hedge fund strategies funds,

•

$3.1 billion in our Hedge Fund Solutions segment primarily related to growth of customized strategies, an additional close in the general partner interests vehicle bringing total commitments to $3.0 billion through March 31, 2015, and continued diversification of the platform, and

•

$2.9 billion in our Private Equity segment primarily related to fundraising of $2.4 billion for the second vintage of the Tactical Opportunities strategies, $364.9 million for BEP II and $100.0 million for Strategic Partners.

•	Market appreciation of $6.9 billion primarily due to:

•

$3.7 billion in our Private Equity segment primarily due to BCP V appreciation of 12.0% driven by public holdings including the IPO of Summit Materials and $268.6 million of foreign exchange depreciation,

•

$2.9 billion in our Real Estate segment due to 8.2% appreciation in opportunistic funds driven by strong operating fundamentals in the BREP private portfolio (up 5% or $2.1 billion), public portfolio appreciation (up 15% or $2.2 billion) and $1.8 billion of foreign exchange depreciation, and

•	$1.0 billion in our Hedge Fund Solutions segment due to BAAM’s Principal Solutions Composite up 2.7% gross (2.5% net).

Offsetting these increases were:

•	Realizations of $13.7 billion driven by:

•	$9.2 billion in our Real Estate segment primarily due to record realization activity in the quarter with 79% of realizations generated from BREP V, VI and VII,

•

$3.3 billion in our Private Equity segment primarily due to realizations of $1.8 billion from BCP V, $644.8 million from BCP IV, $331.7 million from Tactical Opportunities and $331.5 million Strategic Partners, and

•	$1.2 billion in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above.

•	Outflows of $3.6 billion primarily attributable to:

•	$2.1 billion in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above, and

•	$1.3 billion in our Hedge Fund Solutions segment primarily due to the same reasons in Fee-Earning Assets Under Management above.

Limited Partner Capital Invested

The following presents the limited partner capital invested during the respective periods:

Note: Totals in graph may not add due to rounding.

	Three Months Ended March 31,		2016 vs. 2015
	2015	2016	$	%
	(Dollars in Thousands)
Limited Partner Capital Invested
Private Equity	$2,374,599	$1,865,698	$(508,901)	-21%
Real Estate	1,443,163	3,747,181	2,304,018	160%
Hedge Fund Solutions	133,351	315,757	182,406	137%
Credit	814,423	586,935	(227,488)	-28%

Total	$4,765,536	$6,515,571	$1,750,035	37%

Limited Partner Capital Invested was $6.5 billion for the three months ended March 31, 2016, an increase of $1.8 billion, or 37%, from $4.8 billion for the three months ended March 31, 2015. The amount of Limited Partner Capital Invested is a function of finding opportunistic investments that fit our investment philosophy and strategy in each of our segments as well as the relative size and timing of investment closings within those segments. Our Private Equity segment deployed capital at a lesser rate in the three months ended March 31, 2016 than in the three months ended March 31, 2015 due to the timing of investment closings. Our Real Estate segment deployed capital at a higher rate in the three months ended March 31, 2016 than in the comparable 2015 quarter. Our Hedge Fund Solutions segment deployed capital at a greater rate in the three months ended March 31, 2016 than in the three months ended March 31, 2015 based on the relative investment opportunities from the hedge fund manager seeding platform and general partner interests vehicle. In our Credit segment, capital deployed in the three months ended March 31, 2016 was lower than in the three months ended March 31, 2015 due to investment opportunities in Europe in the three months ended March 31, 2015 compared to a more difficult deployment environment in the three months ended March 31, 2016.

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

Net Accrued Performance Fees

The following table presents the accrued performance fees, net of Performance Fee Compensation, of the Blackstone Funds as of March 31, 2016 and 2015. Net accrued performance fees presented do not include clawback amounts, if any, which are disclosed in Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. The net accrued performance fees as of each reporting date are principally Unrealized Carried Interest and Incentive Fees which, if realized, can be a significant component of Distributable Earnings.

	March 31,
	2016	2015
	(Dollars in Millions)
Private Equity
BCP IV Carried Interest	$155	$178
BCP V Carried Interest	358	1,479
BCP VI Carried Interest	340	270
BEP Carried Interest	46	64
Tactical Opportunities Carried Interest	56	24
BTAS Carried Interest	5	—
Strategic Partners Carried Interest	38	11
Other Carried Interest	2	1

Total Private Equity (a)	1,000	2,027

Real Estate
BREP IV Carried Interest	11	30
BREP V Carried Interest	417	652
BREP VI Carried Interest	636	1,109
BREP VII Carried Interest	570	527
BREP VIII Carried Interest	34	—
BREP International I Carried Interest	—	1
BREP Europe III Carried Interest	181	201
BREP Europe IV Carried Interest	126	56
BREP Asia Carried Interest	68	30
BPP Carried Interest	41	14
BPP Incentive Fees	18	—
BREDS Carried Interest	16	17
BREDS Incentive Fees	2	4
Asia Platform Incentive Fees	7	7

Total Real Estate (a)	2,127	2,648

Hedge Fund Solutions
Incentive Fees	5	40

Total Hedge Fund Solutions	5	40

Credit
Carried Interest	66	165
Incentive Fees	14	30

Total Credit	80	195

Total Blackstone
Carried Interest	3,166	4,829
Incentive Fees	46	81

Net Accrued Performance Fees	$3,212	$4,910

(a)	Private Equity and Real Estate include Co-Investments, as applicable.

Performance Fee Eligible Assets Under Management

The following represents invested and to be invested capital, including closed commitments for funds whose investment period has not yet commenced, on which performance fees could be earned if certain hurdles are met:

Note: Totals may not add due to rounding. Amounts are as of March 31, 2016.

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

The following table presents the investment record of our significant drawdown funds from inception through March 31, 2016:

			Unrealized Investments			Realized Investments		Total Investments		Net IRR (c)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	N/A	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	N/A	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	126,093	116,658	1.7x	66%	2,851,514	1.4x	2,968,172	1.4x	7%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	219,136	2,160,727	1.3x	31%	18,951,775	3.2x	21,112,502	2.8x	43%	36%
BCP V (Dec 2005 / Jan 2011)	21,025,507	1,261,736	10,330,979	1.6x	76%	27,296,433	2.0x	37,627,412	1.9x	10%	8%
BCP VI (Jan 2011 / Jan 2017)	15,188,733	2,797,578	14,976,100	1.3x	24%	2,044,675	1.9x	17,020,775	1.3x	50%	10%
BEP I (Aug 2011 / Feb 2015)	2,439,112	183,562	2,713,693	1.3x	25%	539,548	2.0x	3,253,241	1.4x	57%	14%
BEP II (Feb 2015 / Feb 2021)	4,951,351	4,875,450	22,908	1.0x	—	—	N/A	22,908	1.0x	N/A	N/A
BCP VII (TBD)	18,898,630	18,898,630	—	N/A	—	—	N/A	—	N/A	N/A	N/A

Total Corporate Private Equity	77,601,448	28,362,185	30,321,065	1.4x	42%	65,867,190	2.3x	96,188,255	1.9x	19%	15%

Tactical Opportunities	13,287,442	6,765,473	7,328,776	1.1x	7%	1,296,745	1.5x	8,625,521	1.2x	31%	10%
Strategic Partners I-V and Co-Investment	12,156,390	2,356,537	3,991,432	2.9x	—	13,110,144	1.3x	17,101,576	1.5x	N/A	14%
Strategic Partners VI LBO, RE and SMA (d)	6,737,766	1,653,078	3,567,570	N/M	—	432,994	N/M	4,000,564	1.4x	N/A	44%
Strategic Partners VII	1,511,972	1,511,972	—	N/A	—	—	N/A	—	N/A	N/A	N/A
BCEP (e)	669,500	669,500	—	N/A	—	—	N/A	—	N/A	N/A	N/A
Other Funds and Co-Investment (f)	2,343,637	620,141	1,409,258	1.1x	33%	228,347	1.3x	1,637,605	1.1x	N/A	N/A

Total Private Equity	$114,308,155	$41,938,886	$46,618,101	1.4x	30%	$80,935,420	2.0x	$127,553,521	1.7x	19%	15%

Real Estate
Dollar
Pre-BREP	$140,714	$—	$—	N/A	—	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	—	2,531,613	2.1x	2,531,613	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	N/A	—	3,336,402	2.4x	3,336,402	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	653,847	0.7x	14%	3,900,697	2.2x	4,554,544	1.7x	40%	13%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	3,938,344	2.2x	31%	8,899,153	2.2x	12,837,497	2.2x	13%	11%
BREP VI (Feb 2007 / Aug 2011)	11,059,523	579,112	7,608,688	2.2x	68%	17,951,460	2.4x	25,560,148	2.3x	15%	13%
BREP VII (Aug 2011 / Apr 2015)	13,491,598	2,461,897	15,743,502	1.6x	1%	8,584,025	1.9x	24,327,527	1.7x	31%	21%
BREP VIII (Apr 2015 / Oct 2020)	16,145,129	10,754,125	5,921,200	1.1x	—	4,793	1.0x	5,925,993	1.1x	N/A	16%

Total Global BREP	$51,676,831	$13,795,134	$33,865,581	1.6x	20%	$46,881,041	2.2x	$80,746,622	1.9x	21%	17%

Euro
BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€—	N/A	—	€1,364,490	2.1x	€1,364,490	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008)	1,629,748	—	530,198	1.1x	64%	1,714,052	1.8x	2,244,250	1.6x	8%	5%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,140	466,916	3,201,449	1.9x	—	2,635,024	2.1x	5,836,473	2.0x	23%	18%
BREP Europe IV (Sep 2013 / Mar 2019)	6,696,404	2,110,961	6,334,310	1.3x	—	573,041	1.4x	6,907,351	1.3x	27%	16%
BREP Europe V (TBD)	4,669,823	4,669,823	—	N/A	—	—	N/A	—	N/A	N/A	N/A

Total Euro BREP	€17,025,287	€7,247,700	€10,065,957	1.4x	3%	€6,286,607	2.0x	€16,352,564	1.6x	16%	13%

BREP Co-Investment (g)	$6,819,065	$—	$5,125,104	1.6x	46%	$7,387,601	2.1x	$12,512,705	1.9x	17%	16%
BREP Asia (Jun 2013 / Dec 2017)	5,081,069	2,728,072	3,143,960	1.3x	—	185,124	1.5x	3,329,084	1.3x	22%	14%

Total BREP	$84,884,181	$24,691,363	$54,805,711	1.5x	17%	$62,823,968	2.2x	$117,629,679	1.8x	20%	16%

BPP (h)	$10,909,794	$2,752,215	$9,485,250	1.2x	—	$—	N/A	$9,485,250	1.2x	N/A	17%
BREDS (i)	$9,789,251	$5,374,702	$2,481,353	1.3x	—	$5,681,724	1.3x	$8,163,077	1.3x	13%	12%
Hedge Fund Solutions
BSCH (Dec 2013 / Jun 2020) (j)	$3,300,600	$2,755,702	$549,508	1.0x	—	$68,755	N/A	$618,263	1.2x	N/A	5%
BSCH Co-Investment	75,500	31,237	44,481	1.0x	—	1,254	N/A	45,735	1.0x	N/A	5%

Total Hedge Fund Solutions	$3,376,100	$2,786,939	$593,989	1.0x	—	$70,009	N/A	$663,998	1.2x	N/A	5%

continued...

			Unrealized Investments			Realized Investments		Total Investments		Net IRR (c)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Credit (k)
Dollar
Mezzanine I (Jul 2007 / Oct 2011)	$2,000,000	$99,280	$444,786	1.7x	—	$4,406,799	1.6x	$4,851,585	1.6x	N/A	18%
Mezzanine II (Nov 2011 / Nov 2016)	4,120,000	2,005,610	2,746,265	1.1x	—	1,896,457	1.4x	4,642,722	1.2x	N/A	13%
Rescue Lending I (Sep 2009 / May 2013)	3,253,143	553,745	1,465,694	1.2x	—	4,197,595	1.5x	5,663,289	1.4x	N/A	11%
Rescue Lending II (Jun 2013 / Jun 2018)	5,125,000	2,561,654	2,701,252	1.0x	—	88,846	1.1x	2,790,098	1.0x	N/A	2%
Energy Select Opportunities (Nov 2015 / Nov 2018)	2,856,866	2,469,556	419,038	1.1x	—	—	N/A	419,038	1.1x	N/A	N/M

Total Dollar Credit	$17,355,009	$7,689,845	$7,777,035	1.1x	—	$10,589,697	1.5x	$18,366,732	1.3x	N/A	14%

Euro
European Senior Debt (Feb 2015 / Feb 2018)	€1,964,689	€3,369,434	€523,149	1.0x	—	€142,288	1.2x	€665,437	1.0x	N/A	N/M

Total Credit	$19,621,419	$11,529,777	$8,372,349	1.1x	—	$10,747,165	1.5x	$19,119,514	1.3x	N/A	14%

N/M	Not meaningful.
N/A	Not applicable.
(a)	Available Capital represents total investable capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital and may include leverage, less invested capital. This amount is not reduced by outstanding commitments to investments.
(b)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by invested capital.
(c)	Net Internal Rate of Return (“IRR”) represents the annualized inception to March 31, 2016 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(d)	Realizations are treated as return of capital until fully recovered and therefore unrealized and realized MOICs are not meaningful in the early life of the funds.
(e)	BCEP, or Blackstone Core Equity Partners, is a core private equity fund which invests with a more modest risk profile and longer hold period.
(f)	Returns for Other Funds and Co-Investment are not meaningful as these funds have limited transaction activity.
(g)	BREP Co-Investment represents co-investment capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(h)	BPP, or Blackstone Property Partners, are the core+ real estate funds which invest with a more moderate risk profile and lower leverage than the real estate opportunistic funds.
(i)	Excludes Capital Trust drawdown funds.
(j)	BSCH is a permanent capital vehicle focused on acquiring strategic minority positions in alternative asset managers.
(k)	The Total Investments MOIC for Mezzanine I, Mezzanine II, Rescue Lending I, Rescue Lending II Funds, Energy Select Opportunities Fund and European Senior Debt Fund, excluding recycled capital during the investment period, was 2.0x, 1.4x, 1.6x, 1.0x, 1.1x and N/M, respectively. Funds presented represent the flagship credit drawdown funds only. The Total Credit Net IRR is the combined IRR of the six credit drawdown funds presented.

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

As a result of the spin-off on October 1, 2015 of Blackstone’s Financial Advisory business, a segment analysis is no longer reported.

Private Equity

The following table presents the results of operations for our Private Equity segment:

	Three Months Ended March 31,		2016 vs. 2015
	2016	2015	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$130,648	$108,383	$22,265	21%
Advisory Fees	481	2,429	(1,948)	-80%
Transaction and Other Fees, Net	8,439	20,359	(11,920)	-59%
Management Fee Offsets	(6,848)	(4,949)	(1,899)	38%

Total Management Fees, Net	132,720	126,222	6,498	5%

Performance Fees
Realized
Carried Interest	30,282	382,978	(352,696)	-92%
Unrealized
Carried Interest	73,875	566,822	(492,947)	-87%

Total Performance Fees	104,157	949,800	(845,643)	-89%

Investment Income (Loss)
Realized	(15,357)	44,816	(60,173)	N/M
Unrealized	15,440	31,487	(16,047)	-51%

Total Investment Income	83	76,303	(76,220)	-100%
Interest and Dividend Revenue	9,849	7,618	2,231	29%
Other	(1,587)	(1,825)	238	-13%

Total Revenues	245,222	1,158,118	(912,896)	-79%

Expenses
Compensation and Benefits
Compensation	80,274	71,072	9,202	13%
Performance Fee Compensation
Realized
Carried Interest	15,427	39,482	(24,055)	-61%
Unrealized
Carried Interest	9,296	178,120	(168,824)	-95%

Total Compensation and Benefits	104,997	288,674	(183,677)	-64%
Other Operating Expenses	48,063	38,875	9,188	24%

Total Expenses	153,060	327,549	(174,489)	-53%

Economic Income	$92,162	$830,569	$(738,407)	-89%

N/M	Not meaningful.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues

Revenues were $245.2 million for the three months ended March 31, 2016, a decrease of $912.9 million compared to $1.2 billion for the three months ended March 31, 2015. The decrease in revenues was primarily attributable to decreases in Performance Fees and Investment Income of $845.6 million and $76.2 million, respectively, partially offset by an increase in Total Management Fees, Net of $6.5 million.

The decline in first quarter 2016 revenue in our Private Equity segment was significantly driven by a decline in unrealized Performance Fees. The reduction in unrealized Performance Fees was primarily due to a reduction in the appreciation of our investment holdings, mainly in BCP V, which had a net return of 4.3% in the first quarter of 2016 as compared to a net return of 7.3% in the first quarter of 2015. Although our overall private equity portfolio appreciated in the first quarter of 2016, the rate of appreciation was moderated, and the impact on our results was to a moderate extent exacerbated by negative swings in the marks of our private energy holdings as a result of depressed oil and gas prices, which despite rallying at the end of the first quarter, remained low. These negative swings were, however, offset by increases in our public energy holdings. Despite significant market volatility in the first quarter, operating fundamentals at our Private Equity portfolio companies remain strong and the portfolio companies continue to demonstrate revenue and EBITDA growth. If market and/or macroeconomic conditions were to deteriorate in the future and adversely affect our Private Equity fund investment performance, revenues in our Private Equity segment would likely be negatively impacted. Although our private equity energy investments had a limited impact on declining revenues in the first quarter of 2016, a sustained period of depressed oil and gas prices would likely adversely affect our Private Equity revenues.

Performance Fees, which are determined on a fund by fund basis, were $104.2 million for the three months ended March 31, 2016, a decrease of $845.6 million, compared to $949.8 million for the three months ended March 31, 2015, as total private equity funds appreciated 1.1% during the quarter versus 6.3% appreciation in the comparable 2015 quarter, driven mainly by BCP V.

Investment Income was $0.1 million for the three months ended March 31, 2016, a decrease of $76.2 million compared to $76.3 million for the three months ended March 31, 2015, driven primarily by the factors noted above.

Total Management Fees, Net were $132.7 million for the three months ended March 31, 2016, an increase of $6.5 million compared to $126.2 million for the three months ended March 31, 2015, driven primarily by an increase in Base Management Fees, partially offset by a decrease in Transaction and Other Fees, Net. Base Management Fees were $130.6 million for the three months ended March 31, 2016, an increase of $22.3 million compared to $108.4 million for the three months ended March 31, 2015, primarily due to the increase in fee-earning assets across the segment. Transaction and Other Fees, Net were $8.4 million for the three months ended March 31, 2016, a decrease of $11.9 million compared to $20.4 million for the three months ended March 31, 2015, principally due to the timing of transaction closings.

Expenses

Expenses were $153.1 million for the three months ended March 31, 2016, a decrease of $174.5 million, compared to $327.5 million for the three months ended March 31, 2015. The decrease was attributable to a $192.9 million decrease in Performance Fee Compensation, partially offset by a $9.2 million increase in Compensation and a $9.2 million increase in Other Operating Expenses. The decrease in Performance Fee Compensation was driven by the decrease in Performance Fees Revenue. The increase in Compensation was primarily attributable to an increase in Management Fee Revenue, on which a portion of compensation is based and an increase in headcount to support the growth of the business. The increase in Other Operating Expenses was primarily due to an increase in interest and other expense allocations to the segment.

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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended March 31,				March 31, 2016 Inception to Date
	2016		2015 (a)		Realized		Total
Fund (b)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	4%	3%	-1%	-1%	57%	43%	50%	36%
BCP V	6%	4%	12%	7%	12%	10%	10%	8%
BCOM	3%	3%	-1%	-1%	13%	7%	13%	6%
BCP VI	-1%	-1%	3%	2%	64%	50%	17%	10%
BEP I	—	—	1%	—	61%	57%	19%	14%
BEP II (c)	N/M	N/M	N/M	N/M	N/M	N/M	N/M	N/M
Tactical Opportunities	1%	1%	2%	1%	39%	31%	14%	10%
Strategic Partners	—	-1%	3%	2%	N/A	N/A	18%	15%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
(a)	Changes in previous period returns are due to the repayment of fund level financing with capital drawn down from the respective fund’s general and limited partners.
(b)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Carried Interest allocations.
(c)	BEP II’s investment returns are presented as N/M as its investment period commenced in February 2015.

The corporate private equity funds within the Private Equity segment have four contributed funds with closed investment periods: BCP IV, BCP V, BCOM and BEP I. As of March 31, 2016, BCP IV was above its Carried Interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest) and would still be above its Carried Interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes based on the timings of fund closings, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner (“GP”) is subject to equalization such that (a) the GP accrues Carried Interest when the total Carried Interest for the combined fund classes is positive and (b) the GP realizes Carried Interest so long as clawback obligations, if any, for the combined fund classes are fully satisfied. During the quarter, both fund classes were above their respective Carried Interest thresholds. BCOM is currently above its Carried Interest threshold and has generated inception to date positive returns. We are entitled to retain previously realized Carried Interest up to 20% of BCOM’s net gains. As a result, Performance Fees are recognized from BCOM on current period gains and losses. BEP I is currently above its Carried Interest threshold.

Real Estate

The following table presents the results of operations for our Real Estate segment:

	Three Months Ended March 31,		2016 vs. 2015
	2016	2015	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$199,907	$152,348	$47,559	31%
Transaction and Other Fees, Net	35,794	15,216	20,578	135%
Management Fee Offsets	(3,595)	(4,866)	1,271	-26%

Total Management Fees, Net	232,106	162,698	69,408	43%

Performance Fees
Realized
Carried Interest	200,627	811,249	(610,622)	-75%
Incentive Fees	4,069	723	3,346	463%
Unrealized
Carried Interest	(11,522)	(181,019)	169,497	-94%
Incentive Fees	9,765	6,069	3,696	61%

Total Performance Fees	202,939	637,022	(434,083)	-68%

Investment Income (Loss)
Realized	12,975	71,344	(58,369)	-82%
Unrealized	(2,137)	37,510	(39,647)	N/M

Total Investment Income	10,838	108,854	(98,016)	-90%
Interest and Dividend Revenue	13,188	9,997	3,191	32%
Other	(1,909)	(3,977)	2,068	-52%

Total Revenues	457,162	914,594	(457,432)	-50%

Expenses
Compensation and Benefits
Compensation	100,578	84,834	15,744	19%
Performance Fee Compensation
Realized
Carried Interest	43,076	246,496	(203,420)	-83%
Incentive Fees	2,133	356	1,777	499%
Unrealized
Carried Interest	27,703	(98,084)	125,787	N/M
Incentive Fees	4,158	2,575	1,583	61%

Total Compensation and Benefits	177,648	236,177	(58,529)	-25%
Other Operating Expenses	48,097	40,143	7,954	20%

Total Expenses	225,745	276,320	(50,575)	-18%

Economic Income	$231,417	$638,274	$(406,857)	-64%

N/M Not meaningful.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues

Revenues were $457.2 million for the three months ended March 31, 2016, a decrease of $457.4 million compared to $914.6 million for the three months ended March 31, 2015. The decrease in revenues was primarily attributable to decreases of $434.1 million in Performance Fees and $98.0 million in Investment Income, partially offset by an increase of $69.4 million in Total Management Fees, Net.

The decline in first quarter 2016 revenues in our Real Estate segment was driven by a decline in Performance Fees. The reduction in Performance Fees was primarily due to a reduction in the net appreciation of our investment holdings in our BREP global funds versus the first quarter of 2015. Operating fundamentals across our Real Estate portfolio remain stable and our public portfolio appreciated in the quarter, as the public markets appear to have begun anticipating an improvement in real estate fundamentals that has not yet been reflected in the private markets. On the other hand, our private Real Estate holdings were impacted by positive, but declining, growth in U.S. revenue per available room, or RevPAR, and the lodging sector continues to experience volatility despite appreciation in public lodging equity investments. If market and/or macroeconomic conditions were to deteriorate in the future causing a decline in our Real Estate fund investment performance, revenues in our Real Estate segment would likely be negatively impacted.

Performance Fees, which are determined on a fund by fund basis, were $202.9 million for the three months ended March 31, 2016, a decrease of $434.1 million compared to $637.0 million for the three months ended March 31, 2015. Performance Fees decreased due to a reduction in the net appreciation of investments holdings within our BREP opportunistic funds which appreciated 1.8% versus 8.2% in the comparable 2015 quarter.

Investment Income was $10.8 million for the three months ended March 31, 2016, a decrease of $98.0 million compared to $108.9 million for the three months ended March 31, 2015. The decrease in Investment Income was primarily driven by decreased quarterly appreciation of investments across our global Real Estate funds including BREP VI, where Blackstone has a larger investment than in the other BREP funds.

Total Management Fees, Net were $232.1 million for the three months ended March 31, 2016, an increase of $69.4 million compared to $162.7 million for the three months ended March 31, 2015, driven primarily by increases in Base Management Fees and Transaction and Other Fees, Net. Base Management Fees were $199.9 million for the three months ended March 31, 2016, an increase of $47.6 million compared to $152.3 million for the three months ended March 31, 2015, primarily due to the launch of BREP VIII and growth in our BPP funds. Transaction and Other Fees, Net were $35.8 million for the three months ended March 31, 2016, an increase of $20.6 million compared to $15.2 million for the three months ended March 31, 2015, primarily due to an increase in investment activity in BREP global funds.

Expenses

Expenses were $225.7 million for the three months ended March 31, 2016, a decrease of $50.6 million, compared to $276.3 million for the three months ended March 31, 2015. The decrease was primarily due to a decrease in Performance Fee Compensation of $74.3 million, partially offset by increases of $15.7 million and $8.0 million in Compensation and Other Operating Expenses, respectively. The decrease in Performance Fee Compensation was a result of a decrease in Performance Fee Revenue. The increase in Compensation was primarily attributable to an increase in Management Fee Revenue, on which a portion of compensation is based and an increase in headcount to support the growth of the business. The increase in Other Operating Expenses was primarily due to an increase in interest and other expense allocations to the segment.

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

The following table presents the internal rates of return of our significant real estate funds:

	Three Months Ended March 31,				March 31, 2016 Inception to Date
	2016		2015		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP IV	-8%	-6%	3%	3%	65%	40%	22%	13%
BREP V	—	—	11%	10%	16%	13%	14%	11%
BREP International II (b)	2%	2%	15%	15%	10%	8%	7%	5%
BREP VI	4%	3%	11%	9%	20%	15%	17%	13%
BREP Europe III (b)	-1%	-1%	8%	7%	35%	23%	28%	18%
BREP VII	1%	—	4%	3%	44%	31%	30%	21%
BREP VIII	6%	4%	N/A	N/A	N/A	N/A	33%	16%
BREP Asia	6%	4%	7%	4%	40%	22%	23%	14%
BREP Europe IV (b)	2%	1%	8%	5%	43%	27%	24%	16%
BREDS	5%	2%	4%	2%	17%	13%	16%	12%
BSSF I	—	—	2%	2%	N/A	N/A	15%	11%
CMBS	—	-1%	1%	1%	N/A	N/A	15%	10%
BREIF	1%	—	2%	1%	N/A	N/A	7%	4%
BPP	4%	4%	N/M	N/M	N/A	N/A	20%	17%
BREP Co-Investment (c)	2%	-1%	14%	13%	19%	17%	17%	16%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M Not meaningful.

N/A	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations.
(b)	Euro-based net internal rates of return.
(c)	Excludes fully realized co-investments prior to Blackstone’s IPO.

The following table presents the Carried Interest status of our real estate carry funds with expired investment periods which are currently not generating performance fees as of March 31, 2016:

	Gain to Cross Carried Interest Threshold (a)
Fully Invested Funds	Amount	% Change in Total Enterprise Value (b)	% Change in Equity Value
	(Amounts in Millions)
BREP Int’l II (Sep 2005 / Jun 2008)	€802	44%	163%

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

The Real Estate segment has seven funds in their investment period, which were above their respective Carried Interest thresholds as of March 31, 2016: BREP VIII, BREP Asia, BREP Europe IV and four funds within BREDS.

Hedge Fund Solutions

The following table presents the results of operations for our Hedge Fund Solutions segment:

	Three Months Ended March 31,		2016 vs. 2015
	2016	2015	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$130,158	$130,637	$(479)	-0%
Transaction and Other Fees, Net	543	25	518	N/M
Management Fee Offsets	—	(280)	280	-100%

Total Management Fees, Net	130,701	130,382	319	0%

Performance Fees
Realized
Incentive Fees	2,684	10,516	(7,832)	-74%
Unrealized
Carried Interest	32	—	32	N/M
Incentive Fees	(2,935)	47,427	(50,362)	N/M

Total Performance Fees	(219)	57,943	(58,162)	N/M

Investment Income (Loss)
Realized	(4,745)	(10,375)	5,630	-54%
Unrealized	(12,291)	4,483	(16,774)	N/M

Total Investment Loss	(17,036)	(5,892)	(11,144)	189%
Interest and Dividend Revenue	5,296	3,949	1,347	34%
Other	(1,388)	(1,607)	219	-14%

Total Revenues	117,354	184,775	(67,421)	-36%

Expenses
Compensation and Benefits
Compensation	54,169	56,104	(1,935)	-3%
Performance Fee Compensation
Realized
Incentive Fees	1,863	3,470	(1,607)	-46%
Unrealized
Incentive Fees	(1,195)	15,651	(16,846)	N/M

Total Compensation and Benefits	54,837	75,225	(20,388)	-27%
Other Operating Expenses	26,146	21,206	4,940	23%

Total Expenses	80,983	96,431	(15,448)	-16%

Economic Income	$36,371	$88,344	$(51,973)	-59%

N/M	Not meaningful.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues

Revenues were $117.4 million for the three months ended March 31, 2016, a decrease of $67.4 million compared to $184.8 million for the three months ended March 31, 2015. The decrease in revenues was primarily attributable to a decrease of $58.2 million in Total Performance Fees and an increase of $11.1 million in Investment Loss.

The decline in Total Revenues for the first quarter of 2016 compared to the first quarter of 2015 in our Hedge Fund Solutions segment was significantly driven by a decline in Performance Fees. The reduction in Performance Fees was primarily due to challenging long-short equity market conditions, as equity markets experienced significant volatility during the first quarter of 2016 and the S&P 500 experienced the worst start to the year for equities since the Great Depression. The impact of equity market difficulty on our Hedge Fund Solutions segment was exacerbated by short squeezes as a result of rallying equity markets at the end of the first quarter. If global asset prices experience a period of continued extreme volatility or declines, or liquidity needs cause investors to withdraw assets, Hedge Fund Solutions revenues would likely continue to be negatively impacted. Nonetheless, Hedge Fund Solutions operates multiple business lines, manages strategies that are both long and short asset classes and generates a majority of its revenue through management fees, all of which provide a level of downside protection to Hedge Fund Solutions revenues.

Total Performance Fees, which are determined on a fund by fund basis, were $(0.2) million for the three months ended March 31, 2016, a decrease of $58.2 million compared to $57.9 million for the three months ended March 31, 2015. The decrease was primarily driven by lower returns.

Total Investment Loss was $17.0 million for the three months ended March 31, 2016, an increase of $11.1 million compared to $5.9 million for the three months ended March 31, 2015, primarily due to the year over year net depreciation of investments of which Blackstone owns a share.

Expenses

Expenses were $81.0 million for the three months ended March 31, 2016, a decrease of $15.4 million compared to $96.4 million for the three months ended March 31, 2015. The decrease in expenses was attributable to a $20.4 million decrease in Total Compensation and Benefits, partially offset by a $4.9 million increase in Other Operating Expenses. Total Compensation and Benefits were $54.8 million for the three months ended March 31, 2016, a decrease of $20.4 million, compared to $75.2 million for the three months ended March 31, 2015, primarily due to a decrease in Performance Fee Revenue, on which a portion of compensation is based. Other Operating Expenses increased $4.9 million to $26.1 million for the three months ended March 31, 2016, compared to $21.2 million for the three months ended March 31, 2015, primarily resulting from an increase in interest and other expense allocations to the segment.

Operating Metrics

The following table presents information regarding our Incentive Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees		Estimated % Above High Water Mark/ Benchmark (a)
	As of March 31,		As of March 31,
	2015	2016	2015	2016
	(Dollars in Thousands)
BAAM Managed Funds (b)	$36,082,898	$35,411,177	92%	1%

(a)	Estimated % Above High Water Mark/Benchmark represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable BAAM managed fund has positive investment performance relative to a benchmark, where applicable. Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark or clear a benchmark, thereby resulting in an increase in Estimated % Above High Water Mark/Benchmark.
(b)	For the BAAM managed funds, at March 31, 2016 the incremental appreciation needed for the 99% of Fee-Earning Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $1.7 billion, an increase of $1.7 billion, compared to $75.1 million at March 31, 2015. Of the Fee-Earning Assets Under Management below their respective High Water Marks/Benchmarks as of March 31, 2016, 72% were within 5% of reaching their respective High Water Mark.

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

The following table presents the return information of the BAAM Principal Solutions Composite:

	Three Months Ended March 31,				Average Annual Returns (a)
					Periods Ended March 31, 2016
	2016		2015		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Principal Solutions Composite (b)	-3%	-3%	3%	3%	-3%	-3%	5%	4%	5%	4%	7%	6%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	BAAM’s Principal Solutions (“BPS”) Composite covers the period from January 2000 to present, although BAAM’s inception date is September 1990. BPS Composite does not include BAAM’s individual investor solutions (i.e., liquid alternatives), long-biased commodities, ventures (i.e., seeding and minority interests), strategic opportunities (i.e., co-investments), Senfina (i.e., direct trading) and advisory (non-discretionary) platforms, except for investments by BPS funds directly into those platforms. BAAM-managed funds in liquidation are also excluded. The historical return is from January 1, 2000.

Credit

The following table presents the results of operations for our Credit segment:

	Three Months Ended March 31,		2016 vs. 2015
	2016	2015	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$125,990	$125,029	$961	1%
Transaction and Other Fees, Net	1,342	1,457	(115)	-8%
Management Fee Offsets	(9,658)	(7,850)	(1,808)	23%

Total Management Fees, Net	117,674	118,636	(962)	-1%

Performance Fees
Realized
Carried Interest	—	13,367	(13,367)	-100%
Incentive Fees	21,697	18,431	3,266	18%
Unrealized
Carried Interest	(14,779)	(11,951)	(2,828)	24%
Incentive Fees	270	9,124	(8,854)	-97%

Total Performance Fees	7,188	28,971	(21,783)	-75%

Investment Income (Loss)
Realized	(2,974)	2,237	(5,211)	N/M
Unrealized	(17,561)	6,887	(24,448)	N/M

Total Investment Income (Loss)	(20,535)	9,124	(29,659)	N/M
Interest and Dividend Revenue	6,748	5,651	1,097	19%
Other	(1,364)	3,493	(4,857)	N/M

Total Revenues	109,711	165,875	(56,164)	-34%

Expenses
Compensation and Benefits
Compensation	52,382	49,877	2,505	5%
Performance Fee Compensation
Realized
Carried Interest	—	6,270	(6,270)	-100%
Incentive Fees	10,127	8,401	1,726	21%
Unrealized
Carried Interest	(6,998)	(5,656)	(1,342)	24%
Incentive Fees	485	6,735	(6,250)	-93%

Total Compensation and Benefits	55,996	65,627	(9,631)	-15%
Other Operating Expenses	26,220	21,836	4,384	20%

Total Expenses	82,216	87,463	(5,247)	-6%

Economic Income	$27,495	$78,412	$(50,917)	-65%

N/M Not meaningful.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues

Revenues were $109.7 million for the three months ended March 31, 2016, a decrease of $56.2 million, compared to $165.9 million for the three months ended March 31, 2015. The decrease in revenues was primarily attributable to a decrease of $29.7 million in Investment Income (Loss) and a decrease of $21.8 million in Total Performance Fees.

Although showing signs of improvement toward the end of the first quarter of 2016, credit markets continued to experience significant volatility in the first quarter, impacting the marks in our distressed strategies. High yield spreads peaked in mid-February, later compressing by more than 150 basis points, primary credit market activity picked up in the last several weeks of the quarter after very limited primary issuance in January and February, and liquidity declined dramatically. Energy and commodity prices, which rallied at the end of the quarter, remain at low levels, negatively impacting our energy holdings, and as a result, the performance in our performing credit and distressed credit strategies. Continued periods of market pressure and volatility and depressed energy prices may further negatively impact these marks and revenues in our Credit segment. Continued market dislocation, however, allowed our Credit segment to build on its deal pipeline for rescue lending and mezzanine strategies and create investment opportunities, as $568.7 million of total capital was deployed across the segment in the first quarter of 2016.

Investment Income (Loss) was $(20.5) million for the three months ended March 31, 2016, a decrease of $29.7 million compared to $9.1 million for the three months ended March 31, 2015, primarily due to greater Unrealized Investment Losses. Unrealized Investment Income (Loss) was $(17.6) million for the three months ended March 31, 2016, a decrease of $24.4 million, compared to $6.9 million for the three months ended March 31, 2015, primarily due to losses in European CLOs, hedge fund strategies, and long only funds.

Performance Fees were $7.2 million for the three months ended March 31, 2016, a decrease of $21.8 million compared to $29.0 million for the three months ended March 31, 2015. This change was primarily attributable to lower returns in certain alternative strategies funds. The composite net returns of Blackstone’s Credit segment funds for the three months ended March 31, 2016 were -0.4% for Performing Credit Strategies and -3.9% for Distressed Strategies.

Expenses

Expenses were $82.2 million for the three months ended March 31, 2016, a decrease of $5.2 million compared to $87.5 million for the three months ended March 31, 2015. The decrease in expenses was attributable to a decrease of $9.6 million in Compensation, partially offset by an increase of $4.4 million in Other Operating Expenses. The decrease in Compensation was largely due to the decrease in Performance Fee Revenue. The increase in Other Operating Expenses was primarily due to an increase in interest and other expense allocations to the segment.

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

Effective March 31, 2016, the Credit segment’s returns reflect composite returns for funds included within each alternative strategy as set forth below. Previously, these returns were presented as hedge fund, mezzanine and rescue lending strategies and were changed to better categorize the strategies of the funds. The historical returns presented in the tables have been updated to conform to the current presentation.

The following table presents combined internal rates of return of the segment’s Performing Credit and Distressed Strategies funds:

	Three Months Ended March 31,				March 31, 2016 Inception to Date
	2016		2015
Composite (a)	Gross	Net	Gross	Net	Gross	Net
Performing Credit (b)	0.6%	-0.4%	3.4%	2.3%	21%	14%
Distressed Strategies (c)	-3.3%	-3.9%	1.0%	0.7%	10%	6%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations, net of tax advances.
(b)	Performing Credit Strategies include mezzanine lending funds, BDCs and other performing credit strategy funds. Performing Credit Strategies’ returns represent the IRR of the combined cash flows of the fee-earning funds exceeding $100 million of fair value at each respective quarter end excluding the Blackstone Funds that were contributed to GSO as part of Blackstone’s acquisition of GSO in March 2008. The inception to date returns are from July 16, 2007.
(c)	Distressed Strategies include rescue lending funds, distressed hedge funds and energy strategies. Distressed Strategies’ returns represent the IRR of the combined cash flows of the fee-earning funds exceeding $100 million of fair value at each respective quarter end. The inception to date returns are from August 1, 2005.

As of March 31, 2016, there was $20.7 billion of Performance Fee eligible assets under management invested in Credit strategies that were above the hurdle necessary to generate Incentive Fees or Carried Interest. This represented 64% of the total Performance Fee eligible assets at fair value across all Credit strategies.

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

Fluctuations in our statement of financial condition result primarily from activities of the Blackstone Funds which are consolidated as well as business transactions, such as the issuance of senior notes described below. The majority economic ownership interests of the Blackstone Funds are reflected as Redeemable Non-Controlling Interests in Consolidated Entities and Non-Controlling Interests in Consolidated Entities in the Condensed Consolidated Financial Statements. The consolidation of these Blackstone Funds has no net effect on the Partnership’s Net Income or Partners’ Capital. Additionally, fluctuations in our statement of financial condition also include appreciation or depreciation in Blackstone investments in the Blackstone Funds, additional investments and redemptions of such interests in the Blackstone Funds and the collection of receivables related to management and advisory fees.

Total assets were $22.1 billion as of March 31, 2016, down $475.2 million from December 31, 2015. Total liabilities were $10.1 billion as of March 31, 2016, down $155.8 million from December 31, 2015.

For the three months ended March 31, 2016, we had Total Fee Related Revenues of $607.0 million and related expenses of $387.5 million, generating Fee Related Earnings of $219.5 million and Distributable Earnings of $388.0 million.

Sources of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, investments in our own Treasury and liquid funds and access to our debt capacity, including our $1.1 billion committed revolving credit facility and the proceeds from our issuances of senior notes. As of March 31, 2016, Blackstone had $1.4 billion in cash and cash equivalents, $2.0 billion invested in Blackstone’s Treasury Cash Management Strategies, $2.2 billion invested in liquid and illiquid Blackstone Funds and other investments, against $2.8 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.

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

The following table calculates Blackstone’s Fee Related Earnings, Distributable Earnings and Economic Net Income:

(a)	Represents the total segment amounts of the respective captions. See Note 18. “Segment Reporting” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
(b)	Detail on this amount is included in the table below.
(c)	Represents the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and the Payable Under Tax Receivable Agreement.
(d)	Represents equity-based award expense included in Economic Income, which excludes all transaction-related equity-based charges.

(e)	Represents tax-related payables including the Payable Under Tax Receivable Agreement, which is a component of Taxes and Related Payables.

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

The following table is a reconciliation of Net Income Attributable to The Blackstone Group L.P. to Economic Income, of Economic Income to Economic Net Income, of Economic Net Income to Fee Related Earnings, of Fee Related Earnings to Distributable Earnings and of Distributable Earnings to Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization:

(Dollars in Thousands)	Three Months Ended March 31, 2016	2015
Net Income Attributable to The Blackstone Group L.P.	**$ 150,033**	**$ 629,448**
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	131,202	645,230
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	40,086	81,796
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(6,401)	7,527
Net Income	**$ 314,920**	**$ 1,364,001**
Provision for Taxes	18,866	99,344
Income Before Provision for Taxes	**$ 333,786**	**$ 1,463,345**
Transaction-Related Charges[(a)]	64,136	231,862
Amortization of Intangibles[(b)]	23,208	25,899
(Income) Associated with Non-Controlling Interests of Consolidated Entities[(c)]	(33,685)	(89,323)
Economic Income	**$ 387,445**	**$ 1,631,783**
Taxes[(d)]	(16,794)	(9,719)
Economic Net Income	**$ 370,651**	**$ 1,622,064**
Taxes[(d)]	16,794	9,719
Performance Fee Adjustment[(e)]	(314,065)	(1,673,736)
Investment (Income) Loss Adjustment[(f)]	26,650	(189,641)
Net Interest Loss[(g)]	13,351	8,402
Performance Fee Compensation and Benefits Adjustment[(h)]	106,075	403,816
Fee Related Earnings	**$ 219,456**	**$ 180,624**
Net Realized Performance Fees[(i)]	186,733	932,789
Realized Investment Income (Loss)[(j)]	(10,101)	107,792
Net Interest (Loss)[(g)]	(13,351)	(8,402)
Taxes and Related Payables Including Payable Under Tax Receivable Agreement[(k)]	(16,794)	(16,994)
Equity-Based Compensation[(l)]	22,024	44,398
Distributable Earnings	**$ 387,967**	**$ 1,240,207**
Interest Expense	48,432	38,853
Taxes and Related Payables Including Payable Under Tax Receivable Agreement[(k)]	16,794	16,994
Depreciation and Amortization	6,292	6,927
Adjusted EBITDA	**$ 459,485**	**$ 1,302,981**

(a)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s IPO and long-term retention programs outside of annual deferred compensation and other corporate actions.
(b)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s IPO and other corporate actions.
(c)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes the amount of (Income) Loss Associated with Non-Controlling Interests of Consolidated Entities and includes the amount of Management Fee Revenues associated with consolidated CLO entities.
(d)	Taxes represent the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes.
(e)	This adjustment removes from EI the total segment amount of Performance Fees.
(f)	This adjustment removes from EI the total segment amount of Investment Income (Loss).
(g)	This adjustment represents Interest Income and Dividend Revenue less Interest Expense.
(h)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Fees.
(i)	Represents the adjustment for realized Performance Fees net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto. Equals the sum of Net Realized Incentive Fees and Net Realized Carried Interest.
(j)	Represents the adjustment for Blackstone’s Realized Investment Income (Loss).
(k)	Taxes and Related Payables Including Payable Under Tax Receivable Agreement represent the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and the Payable Under Tax Receivable Agreement.
(l)	Represents equity-based award expense included in EI, which excludes all transaction-related equity-based charges.

Liquidity Needs

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes, and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of March 31, 2016 consisted of the following:

	Blackstone and General Partner		Senior Managing Directors and Certain Other Professionals (a)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Private Equity
BCP VII	$500,000	$500,000	$225,000	$225,000
BCP VI	719,718	175,848	250,000	61,082
BCP V	629,356	40,519	—	—
BEP I	50,000	5,098	—	—
BEP II	80,000	79,630	26,667	26,543
BCEP	19,500	19,500	—	—
Tactical Opportunities	235,728	122,169	49,839	25,829
Strategic Partners	201,698	134,766	20,294	11,728
Other (c)	209,655	12,621	—	—
Real Estate
BREP VIII	300,000	201,105	100,000	67,035
BREP VII	300,000	53,785	100,000	17,928
BREP VI	750,000	38,840	150,000	7,768
BREP Europe III	100,000	13,231	35,000	4,631
BREP Europe IV	130,000	36,797	43,333	12,266
BREP Europe V	130,000	130,000	43,333	43,333
BREP Asia	50,392	23,047	16,797	7,682
BREDS II	50,000	26,806	16,667	8,935
BREDS III	50,000	50,000	16,667	16,667
CT Opportunity Partners I (b)	25,000	24,215	—	—
Other (c)	122,138	29,982	—	—
Hedge Fund Solutions
Strategic Alliance	50,000	2,033	—	—
Strategic Alliance II	50,000	1,482	—	—
Strategic Alliance III	2,000	2,000	—	—
Strategic Holdings LP	50,000	45,847	—	—
Other (c)	800	289	—	—
Credit
Capital Opportunities Fund II LP	120,000	56,634	109,979	51,905
GSO Capital Solutions II	125,000	86,636	119,537	82,850
Blackstone/GSO Capital Solutions	50,000	9,462	27,666	5,236
BMezz II	17,692	3,085	—	—
GSO Credit Alpha Fund LP	52,102	34,852	1,911	1,278
GSO Euro Senior Debt Fund LP	63,000	59,842	56,811	53,963
GSO Energy Select Opportunities Fund	80,000	73,750	74,682	68,847
Other (c)	87,833	41,914	15,027	8,376
Other
Treasury	186,603	16,538	—	—

Total	$5,588,215	$2,152,323	$1,499,210	$808,882

(a)	For some of the general partner commitments shown in the table above, we require our senior managing directors and certain other professionals to fund a portion of the commitment even though the ultimate obligation to fund the aggregate commitment is ours pursuant to the governing agreements of the respective funds. The amounts of the aggregate applicable general partner original and remaining commitment are shown in the table above. In addition, certain senior managing directors and other professionals are required to fund a de minimis amount of the commitment in the other private equity, real estate and credit-focused carry funds. We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described above will be more than sufficient to fund our working capital requirements.
(b)	Represents a legacy fund managed by us as a result of the 2012 acquisition of the investment advisory business of BXMT.
(c)	Represents capital commitments to a number of other funds in each respective segment.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2016, no units were repurchased. As of March 31, 2016, the amount remaining under this program available for repurchases was $335.8 million.

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

The following chart shows fiscal quarterly and annual per common unitholder distributions for 2015 and 2016. Distributions are declared and paid in the quarter subsequent to the quarter in which they are earned.

With respect to the first quarter of fiscal year 2016, we have paid to common unitholders a distribution of $0.28 per common unit. With respect to fiscal year 2015, we paid common unitholders aggregate distributions of $2.73 per common unit.

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

The following table presents information regarding these financial instruments in our Condensed Consolidated Statements of Financial Condition:

	Reverse Repurchase Agreements	Repurchase Agreements	Securities Sold, Not Yet Purchased
	(Dollars in Millions)
Balance, March 31, 2016	$45.3	$49.5	$105.9
Balance, December 31, 2015	$204.9	$40.9	$176.7
Three Months Ended March 31, 2016
Average Daily Balance	$65.9	$65.6	$130.2
Maximum Daily Balance	$230.9	$95.0	$189.5

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of March 31, 2016 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	April 1, 2016 to December 31, 2016	2017-2018	2019-2020	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$57,746	$148,619	$132,683	$491,025	$830,073
Purchase Obligations	21,745	21,524	6,117	—	49,386
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	585,000	2,240,140	2,825,140
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	108,248	288,518	249,762	1,413,889	2,060,417
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	4,253	538,555	—	3,481,979	4,024,787
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	58,502	141,746	135,618	484,308	820,174
Blackstone Funds Capital Commitments to Investee Funds (f)	22,931	—	—	—	22,931
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (g)	—	157,125	168,241	845,377	1,170,743
Unrecognized Tax Benefits, Including Interest and Penalties (h)	5,758	—	—	—	5,758
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (i)	2,152,323	—	—	—	2,152,323

Consolidated Contractual Obligations	2,431,506	1,296,087	1,277,421	8,956,718	13,961,732
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	(4,253)	(538,555)	—	(3,481,979)	(4,024,787)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	(58,502)	(141,746)	(135,618)	(484,308)	(820,174)
Blackstone Funds Capital Commitments to Investee Funds (f)	(22,931)	—	—	—	(22,931)

Blackstone Operating Entities Contractual Obligations	$2,345,820	$615,786	$1,141,803	$4,990,431	$9,093,840

(a)	We lease our primary office space and certain office equipment under agreements that expire through 2032. In connection with certain office space lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Condensed Consolidated Statements of Financial Condition. The amounts are presented net of contractual sublease commitments.
(b)	Represents the principal amount due on the senior notes we issued. As of March 31, 2016, we had no outstanding borrowings under our revolver.
(c)	Represents interest to be paid over the maturity of our senior notes and borrowings under our revolving credit facility which has been calculated assuming no pre-payments are made and debt is held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.
(d)	These obligations are those of the Blackstone Funds including the consolidated CLO vehicles.
(e)	Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of March 31, 2016, at spreads to market rates pursuant to the financing agreements, and range from 0.3% to 7.0%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(f)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(g)	Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s IPO in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Condensed Consolidated Financial Statements and shown in Note 16. “Related Party Transactions” (see “Part I. Item 1. Financial Statements”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(h)	The total represents gross unrecognized tax benefits of $3.3 million and interest and penalties of $2.5 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $12.9 million and interest of $5.3 million; therefore, such amounts are not included in the above contractual obligations table.
(i)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

In connection with the spin-off of our financial and strategic advisory services, restructuring and reorganization advisory service and Park Hill group businesses, certain of the Blackstone equity awards held by PJT Partners’ personnel who remained employed with PJT Partners through the spin-off were converted into equity awards of PJT Partners. As described under “Certain Relationships and Related Party Transactions — Agreements with Blackstone Related to the Spin-Off — Employee Matters Agreement” in the Form 10 filed by PJT Partners Inc. on September 3, 2015, if in the first 180 calendar days following the spin-off the value of the PJT Partners’ personnel’s converted equity award is less than the value that the relinquished Blackstone award would have had over the same period, Blackstone will pay (in cash, Blackstone equity or PJT Partners equity, at Blackstone’s discretion) certain “true-up” awards to PJT Partners’ personnel. The 180 calendar day period ended on March 28, 2016. As a result, $5.4 million is payable by Blackstone pursuant to this “true-up” requirement.

Guarantees

Blackstone and certain of its consolidated funds provide financial guarantees. The amounts and nature of these guarantees are described in Note 17. “Commitments and Contingencies — Contingencies — Guarantees” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of March 31, 2016.

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

As of March 31, 2016, the total clawback obligations were $6.3 million, of which $3.6 million related to Blackstone Holdings and $2.7 million related to current and former Blackstone personnel. If, at March 31, 2016, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Carried Interest subject to potential clawback would be $4.6 billion, on an after tax basis where applicable, of which $4.2 billion related to Blackstone Holdings and $432.0 million related to current and former Blackstone personnel. (See Note 16. “Related Party Transactions” and Note 17. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.)

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

Revenue Recognition

Revenues primarily consist of management and advisory fees, performance fees, investment income, interest and dividend revenue and other. Please refer to “Part I. Item 1. Business — Incentive Arrangements / Fee Structure” in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information regarding the manner in which Base Management Fees and Performance Fees are generated.

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

Transaction and other fees (including monitoring fees) are fees charged directly to managed funds and portfolio companies. The investment advisory agreements generally require that the investment adviser reduce the amount of management fees payable by the limited partners to the Partnership by an amount equal to a portion of the transaction and other fees directly paid to the Partnership by the portfolio companies. We refer to these amounts as management fee reductions. The amount of the reduction varies by fund, the type of fee paid by the portfolio company and the previously incurred expenses of the fund.

Management fee offsets are reductions to management fees payable by the limited partners of the Blackstone Funds, which are granted based on the amount such limited partners reimburse the Blackstone Funds for placement fees.

Advisory fees consist of advisory retainer and transaction-based fee arrangements related to capital markets services. Advisory retainer fees are recognized when services for the transactions are complete, in accordance with terms set forth in individual agreements. Transaction-based fees are recognized when (a) there is evidence of an arrangement with a client, (b) agreed upon services have been provided, (c) fees are fixed or determinable, and (d) collection is reasonably assured.

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

Level III Valuation Process

Investments classified within Level III of the fair value hierarchy are valued on a quarterly basis, taking into consideration factors including any changes in Blackstone’s weighted-average cost of capital assumptions, discounted cash flow projections and exit multiple assumptions, as well as any changes in economic and other relevant conditions, and valuation models are updated accordingly. The valuation process also includes a review by an independent valuation party, at least annually for all investments, and quarterly for certain investments, to corroborate the values determined by management. The valuations of Blackstone’s investments are reviewed quarterly by a valuation committee chaired by Blackstone’s Vice Chairman and includes senior heads of each of Blackstone’s businesses, as well as representatives of legal and finance. Each quarter, the valuations of Blackstone’s investments are also reviewed by the Audit Committee in a meeting attended by the chairman of the valuation committee. The valuations are further tested by comparison to actual sales prices obtained on disposition of the investments.

Investments, at Fair Value

The Blackstone Funds are accounted for as investment companies under the American Institute of Certified Public Accountants Accounting and Auditing Guide, Investment Companies, and reflect their investments, including majority-owned and controlled investments (the “Portfolio Companies”), at fair value. Such consolidated funds’ investments are reflected in Investments on the Condensed Consolidated Statements of Financial Condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, at current market conditions (i.e., the exit price).

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

Intangibles and Goodwill

Blackstone’s intangible assets consist of contractual rights to earn future fee income, including management and advisory fees, Incentive Fees and Carried Interest. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years, reflecting the contractual lives of such assets. Amortization expense is included within General, Administrative and Other in the Condensed Consolidated Statements of Operations. The Partnership does not hold any indefinite-lived intangible assets. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Senior management has organized the firm into four operating segments. All of the components in each segment have similar economic characteristics and senior management makes key operating decisions based on the performance of each segment. Therefore, we believe that operating segment is the appropriate reporting level for testing the impairment of goodwill.

The carrying value of goodwill was $1.7 billion as of March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, we determined that there was no evidence of Goodwill impairment.

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

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the fair value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the three months ended March 31, 2016 and March 31, 2015, the percentages of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	Three Months Ended March 31,
	2016	2015
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	32%	36%

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of March 31, 2016 and March 31, 2015, we estimate that a 10% decline in fair value of the investments would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

	March 31,
	2016			2015
	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$83,597	$1,279,978	$242,146	$93,842	$1,597,278	$270,203

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Total Assets Under Management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	March 31, 2016
	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Private Equity	$42,543,188	83%
Real Estate	$68,106,682	84%
Credit	$44,417,262	51%

The fair value of our investments and securities can vary significantly based on a number of factors that take into consideration the diversity of the Blackstone Funds’ investment portfolio and on a number of factors and inputs such as similar transactions, financial metrics, and industry comparatives, among others. (See “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. Also see “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investments, at Fair Value.”) We believe these fair value amounts should be utilized with caution as our intent and strategy is to hold investments and securities until prevailing market conditions are beneficial for investment sales.

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of March 31, 2016 and March 31, 2015, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

	March 31,
	2016			2015
	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$12,828	$248,490	$31,258	$18,142	$260,035	$31,237

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of March 31, 2016 and March 31, 2015, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	March 31,
	2016	2015
	(Dollars in Thousands)
Annualized Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates	$43	$45

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

	March 31,
	2016			2015
	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets
	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$13,291	(a)	$14,543	$16,729	(a)	$13,322

(a)	As of March 31, 2016 and 2015, this represents 0.4% and 0.6% of the Treasury Liquidity Portfolio, respectively.

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

We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	March 31,
	2016	2015
	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$23,622	$43,388

(a)	As of March 31, 2016 and 2015, this represents 0.7% and 1.5% of the Treasury Liquidity Portfolio, respectively.

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

We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. See “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our consolidated financial statements. However, given the inherent unpredictability of these types of proceedings and the potentially large and/or indeterminate amounts that could be sought, it is possible that an adverse outcome in certain matters could have a material effect on Blackstone’s financial results in any particular period.

ITEM 1A.	RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and in our subsequently filed Quarterly Reports on Form 10-Q, all of which are accessible on the Securities and Exchange Commission’s website at www.sec.gov.

See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Environment” in this report for a discussion of the conditions in the financial markets and economic conditions affecting our businesses. This discussion updates, and should be read together with, the risk factor entitled “Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2016, no units were repurchased. As of March 31, 2016, the amount remaining available for repurchases was $335.8 million under this program. See “Part I. Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements – Note 14. Net Income Per Common Unit” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity Needs” for further information regarding this unit repurchase program.

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

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”), which added Section 13(r) of the Exchange Act, Blackstone hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to us by Travelport Limited and NCR Corporation, each of which may be considered our affiliate.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1+	Amended and Restated Agreement of Exempt Limited Partnership of Blackstone AG Associates L.P., dated as of February 16, 2016 and deemed effective as of May 30, 2014 (incorporated herein by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

10.2+	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone OBS Associates L.P., dated as of February 16, 2016 and deemed effective July 25, 2014 (incorporated herein by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

10.3+	Second Amended and Restated Agreement of Exempted Limited Partnership of BPP Core Asia Associates L.P., dated February 16, 2016 and deemed effective March 18, 2015 (incorporated herein by reference to Exhibit 10.82 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

10.4+	Second Amended and Restated Agreement of Exempted Limited Partnership of BPP Core Asia Associates-NQ L.P., dated as of February 16, 2016 and deemed effective March 18, 2015 (incorporated herein by reference to Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

10.5+	Amended and Restated Agreement of Exempt Limited Partnership of Blackstone Property Associates International L.P., dated as of February 16, 2016 and deemed effective as of July 15, 2015 (incorporated herein by reference to Exhibit 10.86 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

10.6+	Amended and Restated Agreement of Exempt Limited Partnership of Blackstone Property Associates International-NQ L.P., dated as of February 16, 2016 and deemed effective July 28, 2015 (incorporated herein by reference to Exhibit 10.87 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit Number	Exhibit Description

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Section 13(r) Disclosure.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

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

Date: May 5, 2016

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C.,
its General Partner

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)