Form 10-Q
period 2016-06-30
Blackstone Group L.P.
filed 2016-08-04
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of July 29, 2016 was 568,971,353. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of July 29, 2016 was 59,083,468.

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

“Blackstone Funds,” “our funds” and “our investment funds” refer to the private equity funds, real estate funds, funds of hedge funds, credit-focused funds, collateralized loan obligation (“CLO”) and collateralized debt obligation (“CDO”) vehicles, real estate investment trusts and registered investment companies that are managed by Blackstone. “Our carry funds” refers to the private equity funds, real estate funds and certain of the credit-focused funds (with multi-year drawdown, commitment-based structures that only pay carry on the realization of an investment) that are managed by Blackstone. Blackstone’s Private Equity segment comprises its management of corporate private equity funds (including our sector focused funds), which we refer to collectively as our Blackstone Capital Partners (“BCP”) funds, our Blackstone Core Equity Partners (“BCEP”) fund, our opportunistic investment platform that invests globally across asset classes, industries and geographies, which we collectively refer to as Blackstone Tactical Opportunities (“Tactical Opportunities”), Strategic Partners Fund Solutions (“Strategic Partners”), a secondary private fund of funds business, Blackstone Total Alternatives Solution (“BTAS”), a multi-asset investment program for eligible high net worth investors offering exposure to certain of our key illiquid investment strategies through a single commitment, and our capital markets services business (“BXCM”). We refer to our real estate opportunistic funds as our Blackstone Real Estate Partners (“BREP”) funds and our real estate debt investment funds as our Blackstone Real Estate Debt Strategies (“BREDS”) funds. We refer to our core+ real estate funds, which target substantially stabilized assets generating relatively stable cash flow, as Blackstone Property

Partners (“BPP”) funds. We refer to our listed real estate investment trusts as “REITs.” “Our hedge funds” refers to our funds of hedge funds, certain of our real estate debt investment funds, including a registered investment company, and certain other credit-focused funds which are managed by Blackstone.

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

Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Our funds of hedge funds and hedge funds generally have structures that afford an investor the right to withdraw or redeem their interests on a periodic basis (for example, annually or quarterly), with the majority of our funds requiring from 60 to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. Investment advisory agreements related to separately managed accounts in our Hedge Fund Solutions and Credit segments may generally be terminated by an investor on 30 to 90 days’ notice.

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

(c)	the remaining invested capital of co-investments managed by us on which we receive fees,

(d)	the net asset value of our funds of hedge funds, hedge funds and certain registered investment companies,

(e)	the invested capital, fair value of assets or the net asset value we manage pursuant to separately managed accounts,

(f)	the net proceeds received from equity offerings and accumulated core earnings of our REITs, subject to certain adjustments,

(g)	the aggregate par amount of collateral assets, including principal cash, of our CLOs, CDOs and certain credit focused separately managed accounts, and

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

This report does not constitute an offer of any Blackstone Fund.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	June 30, 2016	December 31, 2015
Assets
Cash and Cash Equivalents	$1,495,466	$1,837,324
Cash Held by Blackstone Funds and Other	736,261	587,132
Investments (including assets pledged of $86,455 and $64,535 at June 30, 2016 and December 31, 2015, respectively)	15,136,500	14,324,097
Accounts Receivable	690,006	613,153
Reverse Repurchase Agreements	43,885	204,893
Due from Affiliates	1,292,306	1,240,797
Intangible Assets, Net	299,892	345,547
Goodwill	1,718,519	1,718,519
Other Assets	343,561	377,189
Deferred Tax Assets	1,285,262	1,277,429

Total Assets	$23,041,658	$22,526,080

Liabilities and Partners’ Capital
Loans Payable	$6,741,728	$6,116,747
Due to Affiliates	1,265,863	1,282,700
Accrued Compensation and Benefits	2,091,699	2,029,918
Securities Sold, Not Yet Purchased	115,796	176,667
Repurchase Agreements	56,353	40,929
Accounts Payable, Accrued Expenses and Other Liabilities	654,799	648,662

Total Liabilities	10,926,238	10,295,623

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	174,005	183,459

Partners’ Capital
The Blackstone Group L.P. Partners’ Capital
Partners’ Capital (common units: 633,534,381 issued and outstanding as of June 30, 2016; 624,450,162 issued and outstanding as of December 31, 2015)	6,208,387	6,322,307
Accumulated Other Comprehensive Loss	(45,887)	(52,519)

Total The Blackstone Group L.P. Partners’ Capital	6,162,500	6,269,788
Non-Controlling Interests in Consolidated Entities	2,538,559	2,408,701
Non-Controlling Interests in Blackstone Holdings	3,240,356	3,368,509

Total Partners’ Capital	11,941,415	12,046,998

Total Liabilities and Partners’ Capital	$23,041,658	$22,526,080

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

	June 30, 2016	December 31, 2015
Assets
Cash Held by Blackstone Funds and Other	$568,854	$435,775
Investments	4,950,870	4,558,216
Accounts Receivable	245,459	122,077
Due from Affiliates	29,371	25,561
Other Assets	2,693	12,693

Total Assets	$5,797,247	$5,154,322

Liabilities
Loans Payable	$3,941,751	$3,319,656
Due to Affiliates	88,576	39,532
Securities Sold, Not Yet Purchased	49,237	58,878
Repurchase Agreements	49,387	31,417
Accounts Payable, Accrued Expenses and Other Liabilities	239,725	226,203

Total Liabilities	$4,368,676	$3,675,686

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Management and Advisory Fees, Net	$607,823	$574,132	$1,216,729	$1,190,900

Performance Fees
Realized
Carried Interest	323,734	937,483	554,643	2,145,077
Incentive Fees	29,441	47,682	57,860	77,320
Unrealized
Carried Interest	88,292	(441,930)	135,878	(68,090)
Incentive Fees	7,776	25,070	15,355	87,106

Total Performance Fees	449,243	568,305	763,736	2,241,413

Investment Income
Realized	65,037	157,823	53,036	345,753
Unrealized	40,102	(100,999)	43,595	(82,726)

Total Investment Income	105,139	56,824	96,631	263,027

Interest and Dividend Revenue	22,286	21,965	45,361	43,885
Other	7,935	3,976	2,323	(1,665)

Total Revenues	1,192,426	1,225,202	2,124,780	3,737,560

Expenses
Compensation and Benefits
Compensation	355,424	473,019	701,427	1,032,578
Performance Fee Compensation
Realized
Carried Interest	87,580	238,033	146,084	530,281
Incentive Fees	15,250	21,837	29,374	34,064
Unrealized
Carried Interest	75,202	(50,559)	105,203	23,821
Incentive Fees	2,689	6,130	6,137	31,091

Total Compensation and Benefits	536,145	688,460	988,225	1,651,835
General, Administrative and Other	130,988	146,859	254,033	277,832
Interest Expense	36,878	37,414	74,234	68,784
Fund Expenses	8,592	41,699	13,821	58,549

Total Expenses	712,603	914,432	1,330,313	2,057,000

Other Income
Net Gains from Fund Investment Activities	30,703	82,015	49,845	175,570

Income Before Provision for Taxes	510,526	392,785	844,312	1,856,130
Provision for Taxes	47,415	43,251	56,561	142,595

Net Income	463,111	349,534	787,751	1,713,535
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(2,049)	13,780	(8,450)	21,307
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	64,729	66,716	104,815	148,512
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	201,805	134,870	333,007	780,100

Net Income Attributable to The Blackstone Group L.P.	$198,626	$134,168	$358,379	$763,616

Distributions Declared Per Common Unit	$0.28	$0.89	$0.89	$1.67

Net Income Per Common Unit
Common Units, Basic	$0.31	$0.21	$0.55	$1.21

Common Units, Diluted	$0.30	$0.21	$0.54	$1.21

Weighted-Average Common Units Outstanding
Common Units, Basic	646,933,698	631,881,205	645,915,774	628,597,331

Common Units, Diluted	1,194,478,212	634,192,649	1,194,375,807	632,730,589

Revenues Earned from Affiliates
Management and Advisory Fees, Net	$44,148	$28,831	$100,823	$76,943

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$463,111	$349,534	$787,751	$1,713,535
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	(5,768)	14,876	11,844	(32,912)

Comprehensive Income	457,343	364,410	799,595	1,680,623
Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(2,049)	13,780	(8,450)	21,307
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	58,783	75,700	110,026	130,858
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	201,805	134,870	333,007	780,100

Comprehensive Income Attributable to The Blackstone Group L.P.	$198,804	$140,060	$365,012	$748,358

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Accumulated Other Compre- hensive Income (Loss)	Total	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2015	624,450,162	$6,322,307	$(52,519)	$6,269,788	$2,408,701	$3,368,509	$12,046,998	$183,459
Net Income (Loss)	—	358,379	—	358,379	104,815	333,007	796,201	(8,450)
Currency Translation Adjustment	—	—	6,632	6,632	5,211	—	11,843	—
Capital Contributions	—	—	—	—	185,952	—	185,952	—
Capital Distributions	—	(569,794)	—	(569,794)	(160,529)	(505,969)	(1,236,292)	(1,004)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(5,591)	—	(5,591)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	208	—	208	—	—	208	—
Equity-Based Compensation	—	78,052	—	78,052	—	78,458	156,510	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	4,139,648	(14,414)	—	(14,414)	—	—	(14,414)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	3,836	—	3,836	—	(3,836)	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	4,944,571	29,813	—	29,813	—	(29,813)	—	—

Balance at June 30, 2016	633,534,381	$6,208,387	$(45,887)	$6,162,500	$2,538,559	$3,240,356	$11,941,415	$174,005

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

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net Income	$787,751	$1,713,535
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Blackstone Funds Related
Unrealized Appreciation on Investments Allocable to Non-Controlling Interests in Consolidated Entities	(124,985)	(28,903)
Net Realized Gains on Investments	(670,157)	(2,689,849)
Changes in Unrealized Losses on Investments Allocable to The Blackstone Group L.P.	12,310	53,219
Non-Cash Performance Fees	(73,806)	37,652
Non-Cash Performance Fee Compensation	286,797	619,256
Equity-Based Compensation Expense	164,124	482,683
Excess Tax Benefits Related to Equity-Based Compensation	—	(60,045)
Amortization of Intangibles	45,655	48,422
Other Non-Cash Amounts Included in Net Income	33,514	167,112
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Held by Blackstone Funds and Other	(140,795)	1,033,351
Cash Relinquished in Deconsolidation and Liquidation of Partnership	—	(442,370)
Accounts Receivable	73,459	28,916
Reverse Repurchase Agreements	161,008	(61,376)
Due from Affiliates	14,424	(85,616)
Other Assets	18,883	(87,332)
Accrued Compensation and Benefits	(234,646)	(577,607)
Securities Sold, Not Yet Purchased	(68,611)	56,906
Accounts Payable, Accrued Expenses and Other Liabilities	(247,201)	(444,242)
Repurchase Agreements	15,414	11,743
Due to Affiliates	13,682	(109,090)
Treasury Cash Management Strategies
Investments Purchased	(1,294,654)	(2,013,059)
Cash Proceeds from Sale of Investments	1,158,672	2,035,454
Blackstone Funds Related
Investments Purchased	(1,627,123)	(1,716,764)
Cash Proceeds from Sale or Pay Down of Investments	1,943,228	3,628,386

Net Cash Provided by Operating Activities	246,943	1,600,382

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(16,165)	(16,539)
Changes in Restricted Cash	5,843	5,843

Net Cash Used in Investing Activities	(10,322)	(10,696)

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)—Continued

(Dollars in Thousands)

	Six Months Ended June 30,
	2016	2015
Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	$(161,533)	$(421,088)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	179,657	220,243
Payments Under Tax Receivable Agreement	(78,985)	(82,830)
Net Settlement of Vested Common Units and Repurchase of Common and Blackstone Holdings Partnership Units	(14,414)	(35,660)
Excess Tax Benefits Related to Equity-Based Compensation	—	60,045
Proceeds from Loans Payable	—	675,831
Repayment and Repurchase of Loans Payable	—	(2,652)
Distributions to Unitholders	(1,075,763)	(2,046,768)
Blackstone Funds Related
Proceeds from Loans Payable	717,545	888,535
Repayment of Loans Payable	(145,149)	(93,358)

Net Cash Used in Financing Activities	(578,642)	(837,702)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	163	184

Net Increase (Decrease) in Cash and Cash Equivalents	(341,858)	752,168
Cash and Cash Equivalents, Beginning of Period	1,837,324	1,412,472

Cash and Cash Equivalents, End of Period	$1,495,466	$2,164,640

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$80,979	$62,691

Payments for Income Taxes	$33,454	$91,513

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$740	$1,022

Non-Cash Distributions to Non-Controlling Interest Holders	$—	$(127)

Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$—	$(277)

Notes Issuance Costs	$—	$5,269

Transfer of Interests to Non-Controlling Interest Holders	$(5,591)	$(18,299)

Change in The Blackstone Group L.P.’s Ownership Interest	$3,836	$67,809

Net Settlement of Vested Common Units	$64,309	$108,664

Conversion of Blackstone Holdings Partnership Units to Common Units	$29,813	$86,935

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(25,553)	$(108,594)

Due to Affiliates	$25,345	$90,880

Partners’ Capital	$208	$17,714

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

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (“FASB”) issued amended guidance on revenue from contracts with customers. The guidance requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity is required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved.

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

In March 2016, the FASB issued amended guidance on stock compensation. The amendments simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and accounting for forfeitures (the amended guidance permits an entity to make an accounting policy election either to estimate the number of forfeitures expected to occur or to account for forfeitures when they occur). The amendments require all excess tax benefits and deficiencies related to share-based payment transactions to be recognized through the Provision for Taxes in the Condensed Consolidated Statement of Operations. The amendments also require excess tax benefits related to share-based payment transactions to be presented as operating activities in the Condensed Consolidated Statement of Cash Flows with

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

employee taxes paid presented as a financing activity. The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Blackstone has elected to early adopt the guidance for the quarter ended June 30, 2016 and any adjustments have been reflected prospectively as of January 1, 2016.

Blackstone has made an accounting policy election to continue estimating forfeitures in determining the number of equity-based awards that are expected to vest. Amendments relating to the recognition of excess tax benefits and deficiencies in the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows have been applied prospectively. As a result, prior period amounts have not been restated. Application of the guidance did not have a material impact on Blackstone’s Condensed Consolidated Statement of Operations or Condensed Consolidated Statement of Cash Flows.

3.	INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	June 30, 2016	December 31, 2015
Finite-Lived Intangible Assets/Contractual Rights	$1,424,226	$1,424,226
Accumulated Amortization	(1,124,334)	(1,078,679)

Intangible Assets, Net	$299,892	$345,547

Amortization expense associated with Blackstone’s intangible assets was $22.8 million and $45.7 million for the three and six month periods ended June 30, 2016, respectively, and $23.6 million and $48.4 million for the three and six month periods ended June 30, 2015, respectively.

Amortization of Intangible Assets held at June 30, 2016 is expected to be $82.9 million, $43.9 million, $43.8 million, $43.8 million, and $43.8 million for each of the years ending December 31, 2016, 2017, 2018, 2019 and 2020, respectively. Blackstone’s intangible assets as of June 30, 2016 are expected to amortize over a weighted-average period of 6.3 years.

4.	INVESTMENTS

Investments consist of the following:

	June 30, 2016	December 31, 2015
Investments of Consolidated Blackstone Funds	$4,980,964	$4,613,944
Equity Method Investments	3,170,071	3,110,810
Blackstone’s Treasury Cash Management Strategies	1,739,252	1,682,259
Performance Fees	4,990,614	4,757,932
Other Investments	255,599	159,152

	$15,136,500	$14,324,097

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $449.1 million and $451.9 million at June 30, 2016 and December 31, 2015, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investments of Consolidated Blackstone Funds

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income — Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Realized Gains (Losses)	$(2,435)	$60,473	$10,947	$127,512
Net Change in Unrealized Gains (Losses)	16,893	(2,190)	(8,348)	1,743

Realized and Net Change in Unrealized Gains from Consolidated Blackstone Funds	14,458	58,283	2,599	129,255
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	16,245	23,732	47,246	46,315

Other Income — Net Gains from Fund Investment Activities	$30,703	$82,015	$49,845	$175,570

Equity Method Investments

Blackstone’s equity method investments include its investments in private equity funds, real estate funds, funds of hedge funds and credit-focused funds and other proprietary investments, which are not consolidated but in which the Partnership exerts significant influence.

Blackstone evaluates each of its equity method investments to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the six months ended June 30, 2016 and 2015, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.

The Partnership recognized net gains related to its equity method investments of $52.0 million and $19.5 million for the three months ended June 30, 2016 and 2015, respectively. The Partnership recognized net gains related to its equity method investments of $69.7 million and $181.6 million for the six months ended June 30, 2016 and 2015, respectively.

Blackstone’s Treasury Cash Management Strategies

The portion of Blackstone’s Treasury Cash Management Strategies included in Investments represents the Partnership’s liquid investments into primarily fixed income securities, mutual fund interests, and other fund interests. These strategies are managed by a combination of Blackstone personnel and third party advisors. The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by Blackstone’s Treasury Cash Management Strategies:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Realized Gains (Losses)	$9,364	$(3,442)	$(9,245)	$(3,603)
Net Change in Unrealized Gains (Losses)	12,913	(15,049)	14,695	(3,938)

	$22,277	$(18,491)	$5,450	$(7,541)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Performance Fees

Performance Fees allocated to the general partner in respect of performance of certain Carry Funds, funds of hedge funds and credit-focused funds were as follows:

	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
Performance Fees, December 31, 2015	$1,479,443	$3,101,688	$9,747	$167,054	$4,757,932
Performance Fees Allocated as a Result of Changes in Fund Fair Values	246,287	378,422	385	75,876	700,970
Foreign Exchange Gain	—	7,579	—	—	7,579
Fund Distributions	(83,399)	(365,282)	(6,383)	(20,803)	(475,867)

Performance Fees, June 30, 2016	$1,642,331	$3,122,407	$3,749	$222,127	$4,990,614

Other Investments

Other Investments consist primarily of proprietary investment securities held by Blackstone. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in other investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Realized Gains (Losses)	$(256)	$(30)	$4,477	$(8)
Net Change in Unrealized Gains (Losses)	3,283	(825)	(2,952)	(454)

	$3,027	$(855)	$1,525	$(462)

5.	NET ASSET VALUE AS FAIR VALUE

A summary of fair value by strategy type alongside the remaining unfunded commitments and ability to redeem such investments as of June 30, 2016 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)	Redemption Notice Period
Diversified Instruments	$158,088	$132	(a)	(a)
Credit Driven	196,030	268	(b)	(b)
Equity	60,253	—	(c)	(c)
Commodities	1,745	—	(d)	(d)

	$416,116	$400

(a)	Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 4% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 96% of investments in this category are redeemable as of the reporting date.
(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 44% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 56% of the fair value of the investments in this category are redeemable as of the reporting date.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(c)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Withdrawals are generally not permitted for the investments in this category. Distributions will be received as the underlying investments are liquidated.
(d)	The Commodities category includes investments in commodities-focused funds that primarily invest in futures and physical-based commodity driven strategies. Withdrawals are generally not permitted for the investments in this category. Distributions will be received as the underlying investments are liquidated.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

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

Blackstone uses foreign currency forward contracts to hedge portions of Blackstone’s net investments in foreign operations. The gains and losses due to change in fair value attributable to changes in spot exchange rates on foreign currency derivatives designated as net investment hedges were recognized in Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment. For the three months ended June 30, 2016 the resulting gain was $1.3 million. For the six months ended June 30, 2016 the resulting loss was $0.8 million.

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

	June 30, 2016				December 31, 2015
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Net Investment Hedges
Foreign Currency Contracts	$51,174	$804	$—	$—	$53,627	$319	$138	$1

Freestanding Derivatives
Blackstone
Interest Rate Contracts	1,280,262	2,846	955,648	11,978	1,681,533	2,212	1,054,465	4,288
Foreign Currency Contracts	155,950	4,428	157,515	3,669	158,684	2,088	271,891	2,042
Credit Default Swaps	—	—	7,274	602	—	—	19,250	2,411
Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	218,715	19,544	41,652	972	124,595	1,400	92,094	6,490
Credit Default Swaps	—	—	96,797	6,560	—	—	108,786	6,275

	1,654,927	26,818	1,258,886	23,781	1,964,812	5,700	1,546,486	21,506

Total	$1,706,101	$27,622	$1,258,886	$23,781	$2,018,439	$6,019	$1,546,624	$21,507

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Investment Hedges — Foreign Currency Contracts
Hedge Ineffectiveness	$(257)	$(11)	$(128)	$229

Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$546	$(1,358)	$(6,812)	$(5,093)
Foreign Currency Contracts	(410)	(3,160)	(4,720)	8,903
Credit Default Swaps	(738)	1,955	(4,549)	3,781

Total	$(602)	$(2,563)	$(16,081)	$7,591

Freestanding Derivatives
Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	$(4,576)	$4,707	$(7,242)	$3,961
Foreign Currency Contracts	8,869	2,779	24,191	(8,245)
Credit Default Swaps	794	(2,469)	(3,482)	(5,391)

Total	$5,087	$5,017	$13,467	$(9,675)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

As of June 30, 2016 and December 31, 2015, the Partnership had not designated any derivatives as cash flow hedges.

7.	FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	June 30, 2016	December 31, 2015
Assets
Loans and Receivables	$207,519	$261,994
Equity and Preferred Securities	284,879	280,879
Debt Securities	14,122	15,176
Assets of Consolidated CLO Vehicles
Corporate Loans	3,479,615	3,087,563
Corporate Bonds	405,912	379,000
Other	1,669	—

	$4,393,716	$4,024,612

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$3,854,183	$3,225,064
Subordinated Notes	91,667	98,371

	$3,945,850	$3,323,435

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Three Months Ended June 30,
	2016		2015
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$1,085	$—	$1,278
Equity and Preferred Securities	(296)	5,256	(52)	(4,663)
Debt Securities	—	(365)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	(15,253)	36,564	(9,657)	21,295
Corporate Bonds	247	(1,214)	91	3,380
Other	88	—	1,318	(840)

	$(15,214)	$41,326	$(8,300)	$20,450

Liabilities
Liabilities of Consolidated CLO Vehicles —
Subordinated Notes	$—	$(14,281)	$—	$(7,199)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Six Months Ended June 30,
	2016		2015
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$(2,693)	$—	$(597)
Equity and Preferred Securities	(293)	1,424	(237)	(7,491)
Debt Securities	—	(1,054)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	(28,960)	37,521	(4,847)	40,881
Corporate Bonds	437	(943)	121	4,516
Other	266	—	3,273	(3,331)

	$(28,550)	$34,255	$(1,690)	$33,978

Liabilities
Liabilities of Consolidated CLO Vehicles —
Subordinated Notes	$—	$(1,868)	$—	$(10,238)

The following table presents information for those financial instruments for which the fair value option was elected:

	June 30, 2016			December 31, 2015
		For Financial Assets Past Due (a)			For Financial Assets Past Due (a)
	(Deficiency) of Fair Value Over Principal	Fair Value	Excess of Fair Value Over Principal	(Deficiency) of Fair Value Over Principal	Fair Value	(Deficiency) of Fair Value Over Principal
Loans and Receivables	$(10,895)	$—	$—	$(8,845)	$—	$—
Debt Securities	(1,480)	—	—	(426)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	(43,840)	—	—	(77,900)	1,088	(5,620)
Corporate Bonds	(16,500)	—	—	(6,046)	—	—

	$(72,715)	$—	$—	$(93,217)	$1,088	$(5,620)

(a)	Corporate Loans and Corporate Bonds within CLO assets are classified as past due if contractual payments are more than one day past due.

As of December 31, 2015, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status. As of June 30, 2016 and December 31, 2015, no Corporate Bonds included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual status.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy:

	June 30, 2016
	Level I	Level II	Level III	NAV	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$—	$—	$146,544	$146,544
Equity Securities	55,745	51,619	85,664	—	193,028
Partnership and LLC Interests	26,987	73,497	439,859	—	540,343
Debt Instruments	—	179,244	15,065	—	194,309
Assets of Consolidated CLO Vehicles
Corporate Loans	—	3,315,440	164,175	—	3,479,615
Corporate Bonds	—	405,912	—	—	405,912
Freestanding Derivatives — Foreign Currency Contracts	—	19,544	—	—	19,544
Other	—	—	1,669	—	1,669

Total Investments of Consolidated Blackstone Funds	82,732	4,045,256	706,432	146,544	4,980,964

Blackstone’s Treasury Cash Management Strategies
Equity Securities	146,239	—	—	—	146,239
Debt Instruments	—	1,313,940	27,419	52,114	1,393,473
Other	—	—	—	199,540	199,540

Total Blackstone’s Treasury Cash Management Strategies	146,239	1,313,940	27,419	251,654	1,739,252
Money Market Funds	282,655	—	—	—	282,655
Net Investment Hedges — Foreign Currency Contracts	—	804	—	—	804
Freestanding Derivatives
Interest Rate Contracts	2,243	603	—	—	2,846
Foreign Currency Contracts	—	4,428	—	—	4,428
Loans and Receivables	—	—	207,519	—	207,519
Other Investments	137,046	—	100,635	17,918	255,599

	$650,915	$5,365,031	$1,042,005	$416,116	$7,474,067

	June 30, 2016
	Level I	Level II	Level III	Total
Liabilities
Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	$—	$3,854,183	$—	$3,854,183
Subordinated Notes (b)	—	91,667	—	91,667
Freestanding Derivatives — Foreign Currency Contracts	—	972	—	972
Freestanding Derivatives — Credit Default Swaps	—	6,560	—	6,560
Freestanding Derivatives
Interest Rate Contracts	6,899	5,079	—	11,978
Foreign Currency Contracts	—	3,669	—	3,669
Credit Default Swaps	—	602	—	602
Securities Sold, Not Yet Purchased	—	115,796	—	115,796

	$6,899	$4,078,528	$—	$4,085,427

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

The following table summarizes the fair value transfers between Level I and Level II for positions that existed as of June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Transfers from Level I into Level II (a)	$—	$—	$2,114	$—
Transfers from Level II into Level I (b)	$—	$89	$28,346	$5,777

(a)	Transfers out of Level I represent those financial instruments for which restrictions exist and adjustments were made to an otherwise observable price to reflect fair value at the reporting date.
(b)	Transfers into Level I represent those financial instruments for which an unadjusted quoted price in an active market became available for the identical asset.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of June 30, 2016:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds

Equity Securities	$67,493	Discounted Cash Flows	Discount Rate	7.4% - 29.3%	13.2%
			Revenue CAGR	-1.5% - 24.4%	7.2%
			Exit Multiple - EBITDA	0.1x - 19.0x	9.5x
			Exit Multiple - P/E	10.5x - 17.0x	11.3x
			Exit Capitalization Rate	5.3% - 11.4%	8.7%
	5,715	Other	N/A	N/A	N/A
	10,525	Transaction Price	N/A	N/A	N/A
	1,916	Market Comparable Companies	EBITDA Multiple	6.1x	N/A
			Book Value Multiple	0.8x	N/A
	15	Third Party Pricing	N/A	N/A	N/A

Partnership and LLC Interests	404,995	Discounted Cash Flows	Discount Rate	2.0% - 29.4%	9.9%
			Revenue CAGR	-26.1% - 42.2%	6.6%
			Exit Multiple - EBITDA	0.1x - 23.5x	10.3x
			Exit Multiple - P/E	9.3x	N/A
			Exit Capitalization Rate	3.0% - 12.1%	6.2%
	15,547	Third Party Pricing	N/A	N/A	N/A
	11,292	Transaction Price	N/A	N/A	N/A
	8,025	Other	N/A	N/A	N/A

Debt Instruments	10,782	Third Party Pricing	N/A	N/A	N/A
	3,897	Discounted Cash Flows	Discount Rate	8.3% - 56.7%	15.1%
			Revenue CAGR	6.7%	N/A
			Exit Multiple - EBITDA	12.0x	N/A
			Exit Capitalization Rate	1.0% - 8.3%	5.2%
	386	Transaction Price	N/A	N/A	N/A

Assets of Consolidated CLO Vehicles	158,461	Third Party Pricing	N/A	N/A	N/A
	5,714	Market Comparable Companies	EBITDA Multiple	7.0x	N/A
	1,669	Transaction Price	N/A	N/A	N/A

Total Investments of Consolidated Blackstone Funds	706,432

continued ....

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Blackstone’s Treasury Cash Management Strategies	$8,700	Discounted Cash Flows	Default Rate	1.0% - 2.0%	1.8%
			Recovery Rate	18.0% - 79.3%	65.8%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Reinvestment Rate	LIBOR + 350 bps -	LIBOR
				LIBOR + 400 bps	+ 388 bps
			Discount Rate	9.1% - 12.8%	10.3%
	18,719	Third Party Pricing	N/A	N/A	N/A

Loans and Receivables	189,879	Discounted Cash Flows	Discount Rate	12.2% - 22.1%	15.8%
	17,640	Third Party Pricing	N/A	N/A	N/A

Other Investments	81,580	Discounted Cash Flows	Discount Rate	1.6% - 15.4%	3.7%
			Default Rate	2.0%	N/A
			Recovery Rate	70.0%	N/A
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
	19,055	Transaction Price	N/A	N/A	N/A

Total	$1,042,005

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

continued ....

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Debt Instruments	$16,217	Third Party Pricing	N/A	N/A	N/A
	4,086	Discounted Cash Flows	Discount Rate	6.5% - 52.7%	14.1%
			Revenue CAGR	16.8%	N/A
			Exit Multiple - EBITDA	12.0x	N/A
			Exit Capitalization Rate	1.0% - 8.3%	5.8%
	78	Transaction Price	N/A	N/A	N/A

Assets of Consolidated CLO Vehicles	180,988	Third Party Pricing	N/A	N/A	N/A
	19,783	Market Comparable Companies	EBITDA Multiple	4.5x - 7.0x	6.5x

Total Investments of Consolidated Blackstone Funds	774,392
Blackstone’s Treasury Cash Management Strategies	32,004	Discounted Cash Flows	Default Rate	1.0% - 2.0%	1.9%
			Recovery Rate	30.0% - 70.0%	67.0%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
			Discount Rate	5.8% - 14.0%	8.6%
	22,653	Third Party Pricing	N/A	N/A	N/A

Loans and Receivables	241,897	Discounted Cash Flows	Discount Rate	6.7% - 20.6%	11.0%
	20,097	Third Party Pricing	N/A	N/A	N/A

Other Investments	81,984	Discounted Cash Flows	Discount Rate	1.4% - 12.5%	3.3%
			Default Rate	2.0%	N/A
			Recovery Rate	70.0%	N/A
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
	19,200	Transaction Price	N/A	N/A	N/A

Total	$1,192,227

N/A	Not applicable.
CAGR	Compound annual growth rate.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA, forward EBITDA and price/earnings exit multiples.
Third Party Pricing	Third Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.
Transaction Price	Includes recent acquisitions or transactions.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.

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

	Level III Financial Assets at Fair Value Three Months Ended June 30,
	2016				2015
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total
Balance, Beginning of Period	$736,698	$287,858	$130,264	$1,154,820	$920,448	$40,691	$163,798	$1,124,937
Transfer In to Level III (b)	18,177	—	9,037	27,214	59,939	—	2,772	62,711
Transfer Out of Level III (b)	(38,865)	—	(6,199)	(45,064)	(156,054)	—	(24,480)	(180,534)
Purchases	33,883	5,278	6,973	46,134	154,173	—	8,407	162,580
Sales	(52,776)	(87,696)	(10,683)	(151,155)	(98,872)	(5,464)	(1,819)	(106,155)
Settlements	—	(2,431)	(114)	(2,545)	—	(1,041)	(115)	(1,156)
Changes in Gains (Losses) Included in Earnings and Other Comprehensive Income (Loss)	9,315	4,510	(1,224)	12,601	57,515	2,254	3,171	62,940

Balance, End of Period	$706,432	$207,519	$128,054	$1,042,005	$937,149	$36,440	$151,734	$1,125,323

Changes in Unrealized Gains Included in Earnings Related to Investments Still Held at the Reporting Date	$2,845	$4,552	$1,255	$8,652	$17,044	$2,255	$471	$19,770

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Assets at Fair Value Six Months Ended June 30,
	2016				2015
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total
Balance, Beginning of Period	$774,392	$261,994	$155,841	$1,192,227	$2,394,823	$40,397	$189,385	$2,624,605
Transfer Out Due to Deconsolidation	—	—	—	—	(1,460,538)	—	—	(1,460,538)
Transfer In to Level III (b)	52,332	—	9,327	61,659	58,184	—	19,897	78,081
Transfer Out of Level III (b)	(81,837)	—	(10,204)	(92,041)	(149,636)	—	(47,164)	(196,800)
Purchases	96,206	303,657	6,973	406,836	227,260	6,186	33,339	266,785
Sales	(142,180)	(355,251)	(30,690)	(528,121)	(178,391)	(9,535)	(36,973)	(224,899)
Settlements	—	(5,922)	(254)	(6,176)	—	(2,079)	(218)	(2,297)
Changes in Gains (Losses) Included in Earnings and Other Comprehensive Income (Loss)	7,519	3,041	(2,939)	7,621	45,447	1,471	(6,532)	40,386

Balance, End of Period	$706,432	$207,519	$128,054	$1,042,005	$937,149	$36,440	$151,734	$1,125,323

Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	$(16,793)	$3,083	$(46)	$(13,756)	$13,511	$1,343	$1,879	$16,733

	Level III Financial Liabilities at Fair Value
	Three Months Ended June 30, 2015 (c)			Six Months Ended June 30, 2015 (c)
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$—	$—	$—	$6,448,352	$348,752	$6,797,104
Transfer Out Due to Deconsolidation	—	—	—	(4,168,405)	(261,934)	(4,430,339)
Transfer Out Due to Amended CLO Guidance (d)	—	—	—	(2,279,947)	(86,818)	(2,366,765)

Balance, End of Period	$—	$—	$—	$—	$—	$—

(a)	Represents Blackstone’s Treasury Cash Management Strategies and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
(c)	There were no Level III financial liabilities as of and for the three and six months ended June 30, 2016. There were no changes in unrealized (gains) losses included in earnings related to liabilities still held at either June 30, 2016 or June 30, 2015.
(d)	Transfers out due to amended CLO measurement guidance represents the transfer out of Level III for liabilities of consolidated CLO vehicles for which fair value is based on the more observable fair value of CLO assets. Such liabilities are classified as Level II within the fair value hierarchy.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

9.	VARIABLE INTEREST ENTITIES

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

	June 30, 2016	December 31, 2015
Investments	$555,238	$466,651
Accounts Receivable	16,076	11,726
Due from Affiliates	43,962	51,029

Total VIE Assets	615,276	529,406
Due to Affiliates	104	586
Accounts Payable, Accrued Expenses and Other Liabilities	151	88
Potential Clawback Obligation	81,142	73,450

Maximum Exposure to Loss	$696,673	$603,530

10.	REVERSE REPURCHASE AND REPURCHASE AGREEMENTS

At June 30, 2016, the Partnership received securities, primarily U.S. and non-U.S. government and agency securities, asset-backed securities and corporate debt, with a fair value of $43.6 million as collateral for reverse repurchase agreements that could be repledged, delivered or otherwise used. Securities with a fair value of $33.6 million and cash were used to cover Securities Sold, Not Yet Purchased. The Partnership also pledged securities with a carrying value of $86.5 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table provides information regarding the Partnership’s Repurchase Agreements obligation by type of collateral pledged as of June 30, 2016:

	June 30, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
U.S. Treasury and Agency Securities	$4,500	$—	$—	$—	$4,500
Asset-Backed Securities	—	12,318	30,222	9,313	51,853

Total	$4,500	$12,318	$30,222	$9,313	$56,353

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$56,353

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

11.	OFFSETTING OF ASSETS AND LIABILITIES

The following tables present the offsetting of assets and liabilities as of June 30, 2016:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Received	Net Amount
Assets
Net Investment Hedges	$804	$—	$—	$804
Freestanding Derivatives	7,274	3,504	3,420	350
Reverse Repurchase Agreements	43,885	43,649	—	236

Total	$51,963	$47,153	$3,420	$1,390

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities
Freestanding Derivatives	$22,809	$3,504	$14,331	$4,974
Repurchase Agreements	56,353	53,206	3,147	—

Total	$79,162	$56,710	$17,478	$4,974

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

Reverse Repurchase Agreements and Repurchase Agreements are presented separately on the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	June 30, 2016	December 31, 2015
Furniture, Equipment and Leasehold Improvements, Net	$139,350	$135,543
Prepaid Expenses	144,867	190,241
Other Assets	51,267	46,786
Freestanding Derivatives	7,274	4,300
Net Investment Hedges	803	319

	$343,561	$377,189

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition and are not a significant component thereof.

Notional Pooling Arrangement

Blackstone has a notional cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of June 30, 2016, the aggregate cash balance on deposit relating to the cash pooling arrangement was $938.3 million, which was fully offset with an accompanying overdraft.

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

	June 30, 2016		December 31, 2015
Senior Notes	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
6.625%, Due 8/15/2019 (b)	$611,103	$670,352	$614,996	$665,438
5.875%, Due 3/15/2021	397,910	467,000	397,720	458,680
4.750%, Due 2/15/2023	392,684	444,440	392,224	430,560
6.250%, Due 8/15/2042	237,735	312,075	237,648	297,575
5.000%, Due 6/15/2044	488,251	543,300	488,119	515,050
4.450%, Due 7/15/2045	343,763	354,305	343,689	332,640
2.000%, Due 5/19/2025	328,531	351,239	322,664	327,465

Total	$2,799,977	$3,142,711	$2,797,060	$3,027,408

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
(b)	The carrying and fair values are determined using the original $600 million par amount less $15 million attributable to these notes which were acquired but not retired by Blackstone during 2012.

Included within Loans Payable and Due to Affiliates within the Condensed Consolidated Statements of Financial Condition are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. Borrowings through the consolidated CLO vehicles consisted of the following:

	June 30, 2016				December 31, 2015
	Borrowing Outstanding	Weighted- Average Interest Rate		Weighted- Average Remaining Maturity in Years	Borrowing Outstanding	Weighted- Average Interest Rate		Weighted- Average Remaining Maturity in Years
Senior Secured Notes	$4,166,718	1.95%		5.7	$3,687,976	1.93%		5.4
Subordinated Notes	198,582	(a	)	N/A	226,350	(a	)	N/A

	$4,365,300				$3,914,326

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

Senior Secured Notes and Subordinated Notes comprise the following amounts:

	June 30, 2016			December 31, 2015
		Amounts Due to Non- Consolidated Affiliates			Amounts Due to Non- Consolidated Affiliates
	Fair Value	Borrowing Outstanding	Fair Value	Fair Value	Borrowing Outstanding	Fair Value
Senior Secured Notes	$3,854,183	$—	$—	$3,225,064	$—	$—
Subordinated Notes	$91,667	$10,000	$8,332	$98,371	$10,000	$8,231

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of June 30, 2016 and December 31, 2015, the fair value of the consolidated CLO assets was $4.6 billion and $3.9 billion, respectively. This collateral consisted of Cash, Corporate Loans, Corporate Bonds, other securities and receivables.

Scheduled principal payments for borrowings as of June 30, 2016 were as follows:

	Operating Borrowings	Blackstone Fund Facilities/CLO Vehicles	Total Borrowings
2016	$—	$4,233	$4,233
2017	—	528,438	528,438
2018	—	—	—
2019	585,000	—	585,000
2020	—	—	—
Thereafter	2,250,000	3,836,862	6,086,862

Total	$2,835,000	$4,369,533	$7,204,533

13.	INCOME TAXES

Blackstone’s effective tax rate was 9.3% and 11.0% for the three months ended June 30, 2016 and 2015, respectively, and 6.7% and 7.7% for the six months ended June 30, 2016 and 2015, respectively. Blackstone’s income tax provision was $47.4 million and $43.3 million for the three months ended June 30, 2016 and 2015, respectively, and $56.6 million and $142.6 million for the six months ended June 30, 2016 and 2015, respectively.

The Blackstone Group L.P. and certain of its subsidiaries operate in the U.S. as partnerships for U.S. federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. Blackstone’s effective tax rate for the three and six months ended June 30, 2016 and 2015 was substantially due to the fact that certain corporate subsidiaries are subject to federal, state, local and foreign income taxes (as applicable) and other subsidiaries are subject to New York City unincorporated business taxes.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

14.	NET INCOME PER COMMON UNIT

Basic and diluted net income per common unit for the three and six months ended June 30, 2016 and June 30, 2015 was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income for Per Common Unit Calculation
Net Income Attributable to The Blackstone Group L.P., Basic	$198,626	$134,168	$358,379	$763,616
Incremental Net Income from Assumed Exchange of Blackstone Holdings Partnership Units	158,960	—	286,563	—

Net Income Attributable to The Blackstone Group L.P., Diluted	$357,586	$134,168	$644,942	$763,616

Units Outstanding
Weighted-Average Common Units Outstanding, Basic	646,933,698	631,881,205	645,915,774	628,597,331
Weighted-Average Unvested Deferred Restricted Common Units	1,309,402	2,311,444	1,321,087	4,133,258
Weighted-Average Blackstone Holdings Partnership Units	546,235,112	—	547,138,946	—

Weighted-Average Common Units Outstanding, Diluted	1,194,478,212	634,192,649	1,194,375,807	632,730,589

Net Income Per Common Unit, Basic	$0.31	$0.21	$0.55	$1.21

Net Income Per Common Unit, Diluted	$0.30	$0.21	$0.54	$1.21

Distributions Declared Per Common Unit (a)	$0.28	$0.89	$0.89	$1.67

(a)	Distributions declared reflects the calendar date of the declaration for each distribution.

The following table summarizes the anti-dilutive securities for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted-Average Blackstone Holdings Partnership Units	—	555,641,388	—	552,260,871

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

During the six months ended June 30, 2016 and 2015, no units were repurchased. As of June 30, 2016, the amount remaining available for repurchases under this program was $335.8 million.

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

For the three and six months ended June 30, 2016, the Partnership recorded compensation expense of $84.3 million and $164.1 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $8.4 million and $16.6 million, respectively. For the three and six months ended June 30, 2015, the Partnership recorded compensation expense of $210.3 million and $482.7 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $3.4 million and $27.0 million, respectively. As of June 30, 2016, there was $942.7 million of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 4.8 years.

Total vested and unvested outstanding units, including Blackstone common units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,192,631,550 as of June 30, 2016. Total outstanding unvested phantom units were 34,934 as of June 30, 2016.

A summary of the status of the Partnership’s unvested equity-based awards as of June 30, 2016 and of changes during the period January 1, 2016 through June 30, 2016 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2015	40,901,755	$32.98	14,342,129	$22.38	27,942	$28.79
Granted	491,667	28.26	2,042,077	28.68	2,465	29.24
Vested	(5,023,685)	24.55	(2,813,164)	22.86	(968)	30.09
Forfeited	(214,896)	35.22	(327,353)	16.63	(482)	28.62

Balance, June 30, 2016	36,154,841	$34.07	13,243,689	$23.29	28,957	$28.79

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Units Expected to Vest

The following unvested units, after expected forfeitures, as of June 30, 2016, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	28,862,065	4.2
Deferred Restricted Blackstone Common Units	11,694,668	1.8

Total Equity-Based Awards	40,556,733	3.5

Phantom Units	22,030	3.3

16.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Due from Affiliates and Due to Affiliates consisted of the following:

	June 30, 2016	December 31, 2015
Due from Affiliates
Accrual for Potential Clawback of Previously Distributed Carried Interest	$2,437	$1,686
Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees Principally for Investments in Blackstone Funds	365,905	331,558
Amounts Due from Portfolio Companies and Funds	293,887	319,758
Investments Redeemed in Non-Consolidated Funds of Hedge Funds	15,849	5,931
Management and Performance Fees Due from Non-Consolidated Funds	415,178	403,538
Payments Made on Behalf of Non-Consolidated Entities	199,050	178,326

	$1,292,306	$1,240,797

	June 30, 2016	December 31, 2015
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,155,838	$1,201,543
Accrual for Potential Repayment of Previously Received Performance Fees	5,092	3,356
Due to Note Holders of Consolidated CLO Vehicles	8,332	8,231
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	15,263	26,593
Distributions Received on Behalf of Blackstone Entities	76,248	33,160
Payments Made by Non-Consolidated Entities	5,090	9,817

	$1,265,863	$1,282,700

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties

The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

generally are subject to preferential management fee and performance fee arrangements. As of June 30, 2016 and December 31, 2015, such investments aggregated $760.4 million and $746.3 million, respectively. Their share of the Net Income (Loss) Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $25.5 million and $31.6 million for the three months ended June 30, 2016 and 2015, respectively, and $28.6 million and $81.1 million for the six months ended June 30, 2016 and 2015, respectively.

Revenues Earned from Affiliates

Management and Advisory Fees, Net earned from affiliates totaled $44.1 million and $28.8 million for the three months ended June 30, 2016 and 2015, respectively. Management and Advisory Fees, Net earned from affiliates totaled $100.8 million and $76.9 million for the six months ended June 30, 2016 and 2015, respectively. Fees relate primarily to transaction and monitoring fees which are negotiated in the ordinary course of fundraising and investment activities.

Loans to Affiliates

Loans to affiliates consist of interest bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $0.1 million and $1.2 million for the three months ended June 30, 2016 and 2015, respectively, and $0.2 million and $3.3 million for the six months ended June 30, 2016 and 2015, respectively.

Contingent Repayment Guarantee

Blackstone and its personnel who have received Carried Interest distributions have guaranteed payment on a several basis (subject to a cap) to the Carry Funds of any clawback obligation with respect to the excess Carried Interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Fees represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Carry Funds were to be liquidated based on the fair value of their underlying investments as of June 30, 2016. See Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.

Aircraft and Other Services

In the normal course of business, Blackstone personnel make use of aircraft owned as personal assets by Stephen A. Schwarzman; an aircraft owned jointly as a personal asset by Hamilton E. James, Blackstone’s President and, Chief Operating Officer, and a Director of Blackstone, and Jonathan D. Gray, Blackstone’s Global Head of Real Estate and a Director of Blackstone; and an aircraft owned jointly as a personal asset by Bennett J. Goodman, Co-Founder of GSO Capital and a Director of Blackstone, and another senior managing director (each such aircraft, “Personal Aircraft”). Mr. Schwarzman paid for his purchases of his Personal Aircraft himself. Each of Mr. James and Mr. Gray paid for his respective interest in their jointly owned Personal Aircraft. Mr. Goodman paid for his interest in his jointly owned Personal Aircraft. Mr. Schwarzman, Mr. James, Mr. Gray and Mr. Goodman respectively bear operating, personnel and maintenance costs associated with the operation of such Personal Aircraft. Payment by Blackstone for the use of the Personal Aircraft by Blackstone employees is made based on market rates.

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

Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.2 billion over the next 15 years. The after-tax net present value of these estimated payments totals $374.7 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

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

Commitments

Investment Commitments

Blackstone had $2.3 billion of investment commitments as of June 30, 2016 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $55.5 million as of June 30, 2016 which includes $37.5 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $6.7 million as of June 30, 2016.

The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to Blackstone Group International Partners LLP. The amount guaranteed as of June 30, 2016 was $144.5 million.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the clawback obligations by segment:

	June 30, 2016			December 31, 2015
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Credit	$2,655	$2,437	$5,092	$1,670	$1,686	$3,356

For Private Equity, Real Estate, and certain Credit Funds, a portion of the Carried Interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At June 30, 2016, $586.2 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

In the Credit segment, payment of Carried Interest to the Partnership by the majority of the rescue lending, mezzanine and hedge fund strategies funds is substantially deferred. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.

If, at June 30, 2016, all of the investments held by the carry funds were deemed worthless, a possibility that management views as remote, the amount of Carried Interest subject to potential clawback would be $4.8 billion, on an after tax basis where applicable, of which $4.4 billion related to Blackstone Holdings and $406.0 million related to current and former Blackstone personnel.

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

Blackstone uses Economic Income (“EI”) as a key measure of value creation, a benchmark of its performance and in making resource deployment and compensation decisions across its four segments. EI represents segment net income before taxes excluding transaction-related charges. Transaction-related charges arise from Blackstone’s IPO and long-term retention programs outside of annual deferred compensation and other corporate actions, including acquisitions. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets and contingent consideration associated with acquisitions. EI presents revenues and expenses on a basis that deconsolidates the investment funds Blackstone manages. Economic Net Income (“ENI”) represents EI adjusted to include current period taxes. Taxes represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s four segments for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$131,477	$201,004	$130,123	$131,392	$593,996
Advisory Fees	1,277	—	—	—	1,277
Transaction and Other Fees, Net	9,812	21,112	(5)	1,424	32,343
Management Fee Offsets	(4,195)	(1,219)	—	(9,982)	(15,396)

Total Management and Advisory Fees, Net	138,371	220,897	130,118	122,834	612,220

Performance Fees
Realized
Carried Interest	57,056	266,382	—	296	323,734
Incentive Fees	—	6,099	(251)	23,515	29,363
Unrealized
Carried Interest	85,047	(84,875)	801	87,295	88,268
Incentive Fees	—	5,942	1,036	1,029	8,007

Total Performance Fees	142,103	193,548	1,586	112,135	449,372

Investment Income (Loss)
Realized	22,926	19,929	(515)	11,330	53,670
Unrealized	(2,766)	(8,902)	9,357	8,412	6,101

Total Investment Income	20,160	11,027	8,842	19,742	59,771
Interest and Dividend Revenue	9,516	13,084	5,205	7,428	35,233
Other	3,395	2,231	1,125	1,795	8,546

Total Revenues	313,545	440,787	146,876	263,934	1,165,142

Expenses
Compensation and Benefits Compensation	83,140	102,888	44,436	55,691	286,155
Performance Fee Compensation
Realized
Carried Interest	30,946	56,441	—	194	87,581
Incentive Fees	—	3,300	1,325	10,626	15,251
Unrealized
Carried Interest	19,450	14,257	238	41,257	75,202
Incentive Fees	—	2,542	480	(333)	2,689

Total Compensation and Benefits	133,536	179,428	46,479	107,435	466,878
Other Operating Expenses	48,371	52,201	27,218	29,464	157,254

Total Expenses	181,907	231,629	73,697	136,899	624,132

Economic Income	$131,638	$209,158	$73,179	$127,035	$541,010

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended June 30, 2015
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$121,918	$140,743	$130,216	$123,615	$—	$516,492
Advisory Fees	4,843	—	—	—	72,155	76,998
Transaction and Other Fees, Net	(11,842)	21,510	—	2,060	—	11,728
Management Fee Offsets	(9,028)	(5,428)	(608)	(3,370)	—	(18,434)

Total Management and Advisory Fees, Net	105,891	156,825	129,608	122,305	72,155	586,784

Performance Fees
Realized
Carried Interest	546,575	363,983	—	26,925	—	937,483
Incentive Fees	—	1,220	16,915	29,684	—	47,819
Unrealized
Carried Interest	(305,573)	(188,608)	8,014	44,218	—	(441,949)
Incentive Fees	—	3,935	15,855	6,521	—	26,311

Total Performance Fees	241,002	180,530	40,784	107,348	—	569,664

Investment Income (Loss)
Realized	50,258	85,432	(1,757)	2,723	(159)	136,497
Unrealized	(22,301)	(107,691)	2,032	2,760	(523)	(125,723)

Total Investment Income (Loss)	27,957	(22,259)	275	5,483	(682)	10,774
Interest and Dividend Revenue	7,669	10,259	3,970	5,938	3,190	31,026
Other	2,515	1,077	459	34	(112)	3,973

Total Revenues	385,034	326,432	175,096	241,108	74,551	1,202,221

Expenses
Compensation and Benefits Compensation	68,106	79,484	45,841	47,124	48,797	289,352
Performance Fee Compensation Realized
Carried Interest	106,502	116,168	—	15,362	—	238,032
Incentive Fees	—	671	8,711	12,455	—	21,837
Unrealized
Carried Interest	(25,574)	(50,559)	4,077	21,497	—	(50,559)
Incentive Fees	—	230	3,764	2,137	—	6,131

Total Compensation and Benefits	149,034	145,994	62,393	98,575	48,797	504,793
Other Operating Expenses	62,571	43,346	20,499	23,539	18,446	168,401

Total Expenses	211,605	189,340	82,892	122,114	67,243	673,194

Economic Income	$173,429	$137,092	$92,204	$118,994	$7,308	$529,027

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income (Loss) Before Provision for Taxes for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$1,165,142	$27,284	(a)	$1,192,426	$1,202,221	$22,981	(a)	$1,225,202
Expenses	$624,132	$88,471	(b)	$712,603	$673,194	$241,238	(b)	$914,432
Other Income	$—	$30,703	(c)	$30,703	$—	$82,015	(c)	$82,015
Economic Income	$541,010	$(30,484)	(d)	$510,526	$529,027	$(136,242)	(d)	$392,785

(a)	The Revenues adjustment represents management and performance fees earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues, non-segment related Investment Income (Loss), which is included in Blackstone consolidated revenues and the elimination of inter-segment interest income.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles, expenses related to transaction-related equity-based compensation and the elimination of inter-segment interest expense to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Three Months Ended June 30,
	2016	2015
Fund Management Fees and Performance Fees Eliminated in Consolidation and Transactional Investment Loss	$(27,716)	$(31,781)
Fund Expenses Added in Consolidation	(3,310)	33,677
Income Associated with Non-Controlling Interests of Consolidated Entities	62,680	80,496
Transaction-Related Other Loss	(951)	(377)

Total Consolidation Adjustments and Reconciling Items	$30,703	$82,015

(d)	The reconciliation of Economic Income to Income Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended June 30,
	2016	2015
Economic Income	$541,010	$529,027

Adjustments
Amortization of Intangibles	(23,208)	(24,720)
Transaction-Related Charges	(69,956)	(192,018)
Income Associated with Non-Controlling Interests of Consolidated Entities	62,680	80,496

Total Consolidation Adjustments and Reconciling Items	(30,484)	(136,242)

Income Before Provision for Taxes	$510,526	$392,785

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s four segments as of and for the six months ended June 30, 2016 and 2015:

	June 30, 2016 and the Six Months Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$262,125	$400,911	$260,281	$257,382	$1,180,699
Advisory Fees	1,758	—	—	—	1,758
Transaction and Other Fees, Net	18,251	56,906	538	2,766	78,461
Management Fee Offsets	(11,043)	(4,814)	—	(19,640)	(35,497)

Total Management and Advisory Fees, Net	271,091	453,003	260,819	240,508	1,225,421

Performance Fees
Realized
Carried Interest	87,338	467,009	—	296	554,643
Incentive Fees	—	10,168	2,433	45,212	57,813
Unrealized
Carried Interest	158,922	(96,397)	833	72,516	135,874
Incentive Fees	—	15,707	(1,899)	1,299	15,107

Total Performance Fees	246,260	396,487	1,367	119,323	763,437

Investment Income (Loss)
Realized	7,569	32,904	(5,260)	8,356	43,569
Unrealized	12,674	(11,039)	(2,934)	(9,149)	(10,448)

Total Investment Income (Loss)	20,243	21,865	(8,194)	(793)	33,121
Interest and Dividend Revenue	19,365	26,272	10,501	14,176	70,314
Other	1,808	322	(263)	431	2,298

Total Revenues	558,767	897,949	264,230	373,645	2,094,591

Expenses
Compensation and Benefits Compensation	163,414	203,466	98,605	108,073	573,558
Performance Fee Compensation
Realized
Carried Interest	46,373	99,517	—	194	146,084
Incentive Fees	—	5,433	3,188	20,753	29,374
Unrealized
Carried Interest	28,746	41,960	238	34,259	105,203
Incentive Fees	—	6,700	(715)	152	6,137

Total Compensation and Benefits	238,533	357,076	101,316	163,431	860,356
Other Operating Expenses	96,434	100,298	53,364	55,684	305,780

Total Expenses	334,967	457,374	154,680	219,115	1,166,136

Economic Income	$223,800	$440,575	$109,550	$154,530	$928,455

Segment Assets as of June 30, 2016	$5,800,049	$7,279,766	$1,668,153	$2,907,645	$17,655,613

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Six Months Ended June 30, 2015
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$230,301	$293,091	$260,853	$248,644	$—	$1,032,889
Advisory Fees	7,272	—	—	—	153,964	161,236
Transaction and Other Fees, Net	8,517	36,726	25	3,517	16	48,801
Management Fee Offsets	(13,977)	(10,294)	(888)	(11,220)	—	(36,379)

Total Management and Advisory Fees, Net	232,113	319,523	259,990	240,941	153,980	1,206,547

Performance Fees
Realized
Carried Interest	929,553	1,175,232	—	40,292	—	2,145,077
Incentive Fees	—	1,943	27,431	48,115	—	77,489
Unrealized
Carried Interest	261,249	(369,627)	8,014	32,267	—	(68,097)
Incentive Fees	—	10,004	63,282	15,645	—	88,931

Total Performance Fees	1,190,802	817,552	98,727	136,319	—	2,243,400

Investment Income (Loss)
Realized	95,074	156,776	(12,132)	4,960	(389)	244,289
Unrealized	9,186	(70,181)	6,515	9,647	959	(43,874)

Total Investment Income (Loss)	104,260	86,595	(5,617)	14,607	570	200,415
Interest and Dividend Revenue	15,287	20,256	7,919	11,589	6,426	61,477
Other	690	(2,900)	(1,148)	3,527	(1,068)	(899)

Total Revenues	1,543,152	1,241,026	359,871	406,983	159,908	3,710,940

Expenses
Compensation and Benefits Compensation	139,178	164,318	101,945	97,001	116,748	619,190
Performance Fee Compensation Realized
Carried Interest	145,984	362,664	—	21,632	—	530,280
Incentive Fees	—	1,027	12,181	20,856	—	34,064
Unrealized
Carried Interest	152,546	(148,643)	4,077	15,841	—	23,821
Incentive Fees	—	2,805	19,415	8,872	—	31,092

Total Compensation and Benefits	437,708	382,171	137,618	164,202	116,748	1,238,447
Other Operating Expenses	101,446	83,489	41,705	45,375	39,668	311,683

Total Expenses	539,154	465,660	179,323	209,577	156,416	1,550,130

Economic Income	$1,003,998	$775,366	$180,548	$197,406	$3,492	$2,160,810

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income (Loss) Before Provision for Taxes and Total Assets as of and for the six months ended June 30, 2016 and 2015:

	June 30, 2016 and the Six Months Then Ended				Six Months Ended June 30, 2015
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$2,094,591	$30,189	(a)	$2,124,780	$3,710,940	$26,620	(a)	$3,737,560
Expenses	$1,166,136	$164,177	(b)	$1,330,313	$1,550,130	$506,870	(b)	$2,057,000
Other Income	$—	$49,845	(c)	$49,845	$—	$175,570	(c)	$175,570
Economic Income (Loss)	$928,455	$(84,143)	(d)	$844,312	$2,160,810	$(304,680)	(d)	$1,856,130
Total Assets	$17,655,613	$5,386,045	(e)	$23,041,658

(a)	The Revenues adjustment represents management and performance fees earned from Blackstone Funds that were eliminated in consolidation to arrive at Blackstone consolidated revenues, non-segment related Investment Income (Loss), which is included in Blackstone consolidated revenues and the elimination of inter-segment interest income.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles, expenses related to transaction-related equity-based compensation and the elimination of inter-segment interest expense to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Six Months Ended June 30,
	2016	2015
Fund Management Fees and Performance Fees Eliminated in Consolidation and Transactional Investment Loss	$(30,473)	$(35,492)
Fund Expenses Added in Consolidation	(9,157)	43,044
Income Associated with Non-Controlling Interests of Consolidated Entities	96,365	169,819
Transaction-Related Other Loss	(6,890)	(1,801)

Total Consolidation Adjustments and Reconciling Items	$49,845	$175,570

(d)	The reconciliation of Economic Income to Income Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Six Months Ended June 30,
	2016	2015
Economic Income	$928,455	$2,160,810

Adjustments
Amortization of Intangibles	(46,416)	(50,619)
Transaction-Related Charges	(134,092)	(423,880)
Income Associated with Non-Controlling Interests of Consolidated Entities	96,365	169,819

Total Consolidation Adjustments and Reconciling Items	(84,143)	(304,680)

Income Before Provision for Taxes	$844,312	$1,856,130

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

19.	SUBSEQUENT EVENTS

There have been no events since June 30, 2016 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

ITEM 1A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	June 30, 2016
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$1,495,466	$—	$—	$1,495,466
Cash Held by Blackstone Funds and Other	167,073	569,188	—	736,261
Investments	10,591,408	4,968,911	(423,819)	15,136,500
Accounts Receivable	435,704	254,302	—	690,006
Reverse Repurchase Agreements	43,885	—	—	43,885
Due from Affiliates	1,278,051	33,691	(19,436)	1,292,306
Intangible Assets, Net	299,892	—	—	299,892
Goodwill	1,718,519	—	—	1,718,519
Other Assets	340,353	3,208	—	343,561
Deferred Tax Assets	1,285,262	—	—	1,285,262

Total Assets	$17,655,613	$5,829,300	$(443,255)	$23,041,658

Liabilities and Partners’ Capital
Loans Payable	$2,799,977	$3,941,751	$—	$6,741,728
Due to Affiliates	1,185,579	101,562	(21,278)	1,265,863
Accrued Compensation and Benefits	2,091,699	—	—	2,091,699
Securities Sold, Not Yet Purchased	61,831	53,965	—	115,796
Repurchase Agreements	4,500	51,853	—	56,353
Accounts Payable, Accrued Expenses and Other Liabilities	413,100	241,699	—	654,799

Total Liabilities	6,556,686	4,390,830	(21,278)	10,926,238

Redeemable Non-Controlling Interests in Consolidated Entities	—	174,005	—	174,005

Partners’ Capital
Partners’ Capital	6,209,081	422,110	(422,804)	6,208,387
Accumulated Other Comprehensive Income (Loss)	(46,714)	—	827	(45,887)
Non-Controlling Interests in Consolidated Entities	1,696,204	842,355	—	2,538,559
Non-Controlling Interests in Blackstone Holdings	3,240,356	—	—	3,240,356

Total Partners’ Capital	11,098,927	1,264,465	(421,977)	11,941,415

Total Liabilities and Partners’ Capital	$17,655,613	$5,829,300	$(443,255)	$23,041,658

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

Our Business

Blackstone is one of the largest independent managers of private capital in the world. Our business is organized into four segments:

•

Private Equity. We are a world leader in private equity investing, having managed seven general private equity funds, as well as three sector focused funds, since we established this business in 1987. We refer to these managed corporate private equity funds collectively as our Blackstone Capital Partners (“BCP”) funds. Our Private Equity segment also includes Blackstone Tactical Opportunities (“Tactical Opportunities”), our opportunistic investment platform that invests globally across asset classes, industries and geographies, Strategic Partners Fund Solutions (“Strategic Partners”), a secondary private fund of funds business, Blackstone Total Alternatives Solution (“BTAS”), a multi-asset investment program for eligible high net worth investors offering exposure to certain of Blackstone’s key illiquid investment strategies through a single commitment, and our capital markets services business (“BXCM”). We have also raised capital commitments for Blackstone Core Equity Partners (“BCEP”), which targets control-oriented investments in high-quality companies with durable businesses and seeks to offer a lower level of risk and a longer hold period than traditional private equity.

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

Our BREP funds are geographically diversified and target a broad range of “opportunistic” real estate and real estate related investments that are generally undermanaged assets with higher potential for equity appreciation. BREP has made significant investments in lodging, office buildings, shopping centers, residential, industrial and a variety of real estate operating companies.

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

Despite some signs of steadying during much of the second quarter of 2016, volatility across global equity and debt markets persisted, particularly in the last days of June as the U.K. voted to leave the European Union (“Brexit”). Upon the news of Brexit, most major equity indices declined sharply, although there was some recovery into quarter close. The S&P 500 ended the quarter up 2%, the FTSE 100 up 5%, the Euro Stoxx down 5%, the Nikkei 225 down 7% and both the MSCI World and Hang Seng indices flat at 0%.

Following Brexit, the CBOE volatility index surged 49% to 25.76, only to end the quarter at 15.63, down 14% year-to-date. Currency markets also experienced significant volatility. In the days preceding the referendum, the pound rallied, only to end the quarter down 8% versus the U.S. dollar. The euro declined less dramatically, down 2% for the quarter, and the U.S. dollar and Japanese yen strengthened as investors sought safe havens.

Bond markets rebounded during the second quarter. Investment grade corporate debt rose 4%, U.S. sovereign debt gained 2% and high yield debt rose 5%. Central banks have remained accommodative, holding interest rates at or near record lows. The 10 year U.S. Treasury, for example, ended the quarter at 1.49%, its lowest point since July 2012, and subsequent to the end of the quarter dropped to an all-time low of 1.37%. Globally, two-thirds of developed nation government debt pays less than 1% and one-third now trades at negative yields.

While concerns over the pace of economic growth and the impact of central bank monetary policy persist, U.S. equity markets have performed well into the third quarter, with the S&P 500 and Dow reaching all-time highs in July. The overall economic outlook for the second half of 2016 remains moderate, with current forecasts calling for global economic growth of 3.1% and U.S. economic growth of 2.2% year over year. In line with the first quarter, GDP in China expanded by 6.7% year over year, further supporting the idea of stabilization.

The price of oil has continued to rally, with West Texas Intermediate Crude ending the second quarter at $48.33 after reaching a 13-year low of $26.21 a barrel in February. Despite significant gains in the first and second quarters of 2016, oil prices remain well below the $80 to $100 a barrel range that characterized the past decade. Natural gas prices increased sharply during the quarter, gaining 49%, while gasoline prices across the U.S. continued to stay low, averaging $2.25 a gallon during the quarter.

While corporate credit defaults moderated in the second quarter, 2016 already ranks as the sixth highest annual total on record. Overall capital markets volumes improved, though growth in debt issuance vastly outpaced equity. Global debt volume reached $3.5 trillion during the first half of 2016, up 3% year over year, while global equity volume was $332 billion during the first half of the year, down 40% year over year. Despite three prior quarters with more than $1 trillion in volume, global mergers and acquisitions fell during the second quarter to $952 billion. In the U.S., private equity firms made investments worth $30 billion, down from $33 billion during the second quarter of 2015. Despite the year over year decline, volumes were up $17 billion as compared to the first quarter of 2016, suggesting some recovery since the beginning of the year.

Prior to Brexit, economic data and financial market developments suggested that the global economy was advancing as expected, with low growth among developed economies and some improvement in a few large emerging markets, such as Brazil and Russia. Although the final weeks of the second quarter of 2016 were marked by volatility and economic concerns surrounding Brexit, most markets have since recovered significantly. Economists and investors are now grappling with uncertainty in Europe, expecting a slowdown and the potential for a U.K. recession. Despite this negative outlook, expected impact to other economies, such as the U.S. and China, is muted. Long-term global economic stabilization appears to be predicated on eventual agreements between the European Union and the U.K., limited economic barriers and political fallout and minimal financial market disruption.

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

Economic Income

Blackstone uses Economic Income (“EI”) as a key measure of value creation, a benchmark of its performance and in making resource deployment and compensation decisions across its four segments. EI represents segment net income before taxes excluding transaction-related charges. Transaction-related charges arise from Blackstone’s IPO and long-term retention programs outside of annual deferred compensation and other corporate actions, including acquisitions. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets and contingent consideration associated with acquisitions. EI presents revenues and expenses on a basis that deconsolidates the investment funds Blackstone manages. Economic Net Income (“ENI”) represents EI adjusted to include current period taxes. Taxes represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes. EI, our principal segment measure, is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. (See Note 18. “Segment Reporting” in the “Notes to Condensed Consolidated Financial Statements” in Part I. Item 1. Financial Statements.)

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

Distributable Earnings, which is a component of Economic Net Income, is the sum across all segments of: (a) Total Management and Advisory Fees, (b) Interest and Dividend Revenue, (c) Other Revenue, (d) Realized Performance Fees, and (e) Realized Investment Income (Loss); less (a) Compensation, excluding the expense of equity-based awards, (b) Realized Performance Fee Compensation, (c) Other Operating Expenses, and (d) Taxes and Related Payables Under the Tax Receivable Agreement.

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

Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Our funds of hedge funds and hedge funds generally have structures that afford an investor the right to withdraw or redeem their interests on a periodic basis (for example, annually or quarterly), with the majority of our funds requiring from 60 to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. Investment advisory agreements related to separately managed accounts in our Hedge Fund Solutions and Credit segments may generally be terminated by an investor on 30 to 90 days’ notice.

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

Our calculations of assets under management and fee-earning assets under management may differ from the calculations of other asset managers, and as a result this measure may not be comparable to similar measures presented by other asset managers. In addition, our calculation of assets under management includes commitments to, and the fair value of, invested capital in our funds from Blackstone and our personnel, regardless of whether such commitments or invested capital are subject to fees. Our definitions of assets under management and fee-earning assets under management are not based on any definition of assets under management or fee-earning assets under management that is set forth in the agreements governing the investment funds that we manage.

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

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2016 and 2015. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

The following tables set forth information regarding our consolidated results of operations and certain key operating metrics for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		2016 vs. 2015		Six Months Ended June 30,		2016 vs. 2015
	2016	2015	$	%	2016	2015	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$607,823	$574,132	$33,691	6%	$1,216,729	$1,190,900	$25,829	2%

Performance Fees
Realized
Carried Interest	323,734	937,483	(613,749)	-65%	554,643	2,145,077	(1,590,434)	-74%
Incentive Fees	29,441	47,682	(18,241)	-38%	57,860	77,320	(19,460)	-25%
Unrealized
Carried Interest	88,292	(441,930)	530,222	N/M	135,878	(68,090)	203,968	N/M
Incentive Fees	7,776	25,070	(17,294)	-69%	15,355	87,106	(71,751)	-82%

Total Performance Fees	449,243	568,305	(119,062)	-21%	763,736	2,241,413	(1,477,677)	-66%

Investment Income (Loss)
Realized	65,037	157,823	(92,786)	-59%	53,036	345,753	(292,717)	-85%
Unrealized	40,102	(100,999)	141,101	N/M	43,595	(82,726)	126,321	N/M

Total Investment Income	105,139	56,824	48,315	85%	96,631	263,027	(166,396)	-63%

Interest and Dividend Revenue	22,286	21,965	321	1%	45,361	43,885	1,476	3%
Other	7,935	3,976	3,959	100%	2,323	(1,665)	3,988	N/M

Total Revenues	1,192,426	1,225,202	(32,776)	-3%	2,124,780	3,737,560	(1,612,780)	-43%

Expenses
Compensation and Benefits
Compensation	355,424	473,019	(117,595)	-25%	701,427	1,032,578	(331,151)	-32%
Performance Fee Compensation
Realized
Carried Interest	87,580	238,033	(150,453)	-63%	146,084	530,281	(384,197)	-72%
Incentive Fees	15,250	21,837	(6,587)	-30%	29,374	34,064	(4,690)	-14%
Unrealized
Carried Interest	75,202	(50,559)	125,761	N/M	105,203	23,821	81,382	342%
Incentive Fees	2,689	6,130	(3,441)	-56%	6,137	31,091	(24,954)	-80%

Total Compensation and Benefits	536,145	688,460	(152,315)	-22%	988,225	1,651,835	(663,610)	-40%
General, Administrative and Other	130,988	146,859	(15,871)	-11%	254,033	277,832	(23,799)	-9%
Interest Expense	36,878	37,414	(536)	-1%	74,234	68,784	5,450	8%
Fund Expenses	8,592	41,699	(33,107)	-79%	13,821	58,549	(44,728)	-76%

Total Expenses	712,603	914,432	(201,829)	-22%	1,330,313	2,057,000	(726,687)	-35%

Other Income
Net Gains from Fund Investment Activities	30,703	82,015	(51,312)	-63%	49,845	175,570	(125,725)	-72%

Income Before Provision for Taxes	510,526	392,785	117,741	30%	844,312	1,856,130	(1,011,818)	-55%
Provision for Taxes	47,415	43,251	4,164	10%	56,561	142,595	(86,034)	-60%

Net Income	463,111	349,534	113,577	32%	787,751	1,713,535	(925,784)	-54%
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(2,049)	13,780	(15,829)	N/M	(8,450)	21,307	(29,757)	N/M
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	64,729	66,716	(1,987)	-3%	104,815	148,512	(43,697)	-29%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	201,805	134,870	66,935	50%	333,007	780,100	(447,093)	-57%

Net Income Attributable to The Blackstone Group L.P.	$198,626	$134,168	$64,458	48%	$358,379	$763,616	$(405,237)	-53%

N/M Not	meaningful.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues

Total Revenues were $1.2 billion for the three months ended June 30, 2016, a decrease of $32.8 million compared to Total Revenues for the three months ended June 30, 2015. The decrease in revenues was primarily attributable to a decrease of $119.1 million in Performance Fees, partially offset by increases of $48.3 million and $33.7 million in Investment Income and Management and Advisory Fees, Net.

The decrease in Performance Fees was primarily attributable to decreases in our Private Equity and Hedge Fund Solutions segments. The decrease in our Private Equity segment was a result of slightly lower appreciation compared to the second quarter of 2015 despite positive net appreciation in the segment. The decrease in Performance Fees in our Hedge Fund Solutions segment was primarily due to lower appreciation than in the comparable 2015 quarter.

The increase in Investment Income was primarily due to increases in our Real Estate and Credit segments. The increase in our Real Estate segment was primarily due to the net increase in appreciation from our opportunistic funds. The increase in our Credit segment was due to greater returns on Blackstone’s investments in the GSO funds.

The increase in Management and Advisory Fees, Net was primarily due to increases in our Real Estate and Private Equity segments, partially offset by a decrease as a result of the spin-off of the operations of our historical Financial Advisory segment. The increase in our Real Estate segment was primarily due to the launch of BREP VIII which began earning management fees in the third quarter of 2015. The increase in our Private Equity segment was due to one-time items related to fundraising fees and legal reserves that were incurred or accrued in the second quarter of 2015 and a higher level of fee earning assets from funds across the segment.

Expenses

Expenses were $712.6 million for the three months ended June 30, 2016, a decrease of $201.8 million compared to $914.4 million for the three months ended June 30, 2015. The decrease was primarily attributable to a decrease of $152.3 million in Total Compensation and Benefits. This decrease was largely due to a decrease in Compensation of $117.6 million due to lower equity-based compensation expense related to awards granted in connection with Blackstone’s IPO, which were fully vested and expensed as of June 30, 2015. In addition, Total Compensation decreased as a result of a decrease in Performance Fee Compensation of $34.7 million due to the decrease in Performance Fee Revenue.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues

Total Revenues were $2.1 billion for the six months ended June 30, 2016, a decrease of $1.6 billion compared to Total Revenues for the six months ended June 30, 2015 of $3.7 billion. The decrease in Total Revenues was primarily attributable to decreases of $1.5 billion in Performance Fees and $166.4 million in Investment Income.

The decrease in Performance Fees was principally due to decreases in our Private Equity and Real Estate segments. The decrease in our Private Equity segment was driven by slightly lower appreciation than the comparable 2015 period. The decrease in our Real Estate segment was primarily attributable to the net decrease in the appreciation from our opportunistic funds. For the six months ended June 30, 2016, the carrying value of investments for our opportunistic and core+ funds increased 3.8% and 6.5%, respectively. Our real estate debt drawdown and hedge funds appreciated 5.3% and depreciated 3.6%, respectively.

The decrease in Investment Income was primarily attributable to decreases in our Private Equity and Real Estate segments. The decrease in our Private Equity segment was principally driven by strong performance of our portfolio in the 2015 period, which outpaced the performance in the comparable 2016 period. The decrease in our Real Estate segment was primarily attributable to the net decrease in the appreciation from our opportunistic funds.

Expenses

Expenses were $1.3 billion for the six months ended June 30, 2016, a decrease of $726.7 million compared to $2.1 billion for the six months ended June 30, 2015. The decrease was primarily attributable to a decrease in Total Compensation and Benefits of $663.6 million. This decrease was primarily due to a decrease in Compensation of $331.1 million due to lower equity-based compensation expense related to awards granted in connection with Blackstone’s IPO, which were fully vested and expensed as of June 30, 2015 as well as a decrease in Performance Fee Compensation of $332.5 million due to the decrease in Performance Fee Revenue.

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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Other Income — Net Gains from Fund Investment Activities was $30.7 million for the three months ended June 30, 2016, a decrease of $51.3 million compared to $82.0 million for the three months ended June 30, 2015. The decrease was principally driven by decreases in our Hedge Fund Solutions, Real Estate, and Credit segments of $19.9 million, $16.8 million, and $8.9 million, respectively. The decrease in our Hedge Fund Solutions segment was primarily the result of a decrease in investment performance. The decrease in our Real Estate segment was primarily the result of a year over year net decrease in the appreciation of investments in our opportunistic funds. The decrease in our Credit segment was primarily the result of a year over year decrease in the appreciation of investments held across CLOs.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Other Income — Net Gains from Fund Investment Activities was $49.8 million for the six months ended June 30, 2016, a decrease of $125.7 million compared to $175.6 million for the six months ended June 30, 2015. The decrease was principally driven by decreases in our Real Estate, Hedge Fund Solutions, Private Equity, and Credit segments of $68.9 million, $32.8 million, $15.9 million, and $8.1 million, respectively. The decrease in our Real Estate segment was primarily the result of a year over year net decrease in the appreciation of investments across our opportunistic funds and real estate debt hedge funds. The decrease in our Hedge Fund Solutions segment was primarily the result of a decrease in investment performance. The decrease in our Private Equity segment was primarily due to the lower unrealized gains compared to the same period in 2015. The decrease in our Credit segment was primarily the result of a year over year decrease in the appreciation of investments held across CLOs.

Provision for Taxes

Blackstone’s Provision for Taxes for the three months ended June 30, 2016 and 2015 was $47.4 million and $43.3 million, respectively. This resulted in an effective tax rate of 9.3% and 11.0%, respectively, based on our Income (Loss) Before Provision for Taxes of $510.5 million and $392.8 million, respectively. The 1.7% decrease in the effective tax rate for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 resulted primarily from pre-tax income of $345.8 million and $247.6 million for three months ended June 30, 2016 and three months ended June 30, 2015, respectively, that was passed through to common unitholders and non-controlling interest holders and was not taxable to the Partnership and its subsidiaries. The change in these amounts resulted in a 1.6% decrease in the effective tax rate between the respective three month periods.

Blackstone’s Provision for Taxes for the six months ended June 30, 2016 and 2015 was $56.6 million and $142.6 million, respectively. This resulted in an effective tax rate of 6.7% and 7.7%, respectively, based on our Income Before Provision for Taxes of $844.3 million and $1.9 billion, respectively. The 1.0% decrease in the effective tax rate for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 resulted primarily from the tax deductible equity-based compensation expense exceeding the book equity-based compensation expense in the six months ended June 30, 2016, while in the six months ended June 30, 2015, the book equity-based compensation expense exceeded the tax deductible equity-based compensation expense. Due to the change in the difference between the book equity-based compensation expense and the tax deductible equity-based compensation expense between the six months ended June 30, 2016 and 2015, the effective tax rates decreased by 0.4% and increased by 0.1%, respectively. The change in these amounts resulted in a 0.5% decrease in the effective tax rates between the respective six month periods.

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

For the three months ended June 30, 2016 and 2015, the net income before taxes allocated to Blackstone Holdings was 46.2% and 47.2%, respectively. For the six months ended June 30, 2016 and 2015, the net income before taxes allocated to Blackstone Holdings was 46.3% and 47.1%, respectively. The decreases of 1.0% and 0.8%, respectively, were primarily due to conversions of Blackstone Holdings Partnership Units to Blackstone common units and the vesting of common units.

Operating Metrics

The following graph summarizes the Fee-Earning Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the three and six months ended June 30, 2016 and 2015. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management”:

Note: Totals in graph may not add due to rounding.

	Three Months Ended
	June 30, 2016					June 30, 2015
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$50,228,312	$67,298,439	$64,831,253	$62,094,760	$244,452,764	$49,342,211	$50,783,247	$64,114,498	$59,271,744	$223,511,700
Inflows, including Commitments (a)	23,687,084	884,437	2,030,339	3,992,515	30,594,375	1,664,454	17,965,450	2,401,010	4,643,292	26,674,206
Outflows, including Distributions (b)	(2,297,473)	(106,615)	(2,972,209)	(1,055,773)	(6,432,070)	(105,798)	(4,095,483)	(1,740,930)	(1,814,978)	(7,757,189)
Realizations (c)	(2,120,014)	(1,385,873)	(31,042)	(1,582,475)	(5,119,404)	(1,516,664)	(2,359,597)	(91,871)	(1,214,190)	(5,182,322)

Net Inflows (Outflows)	19,269,597	(608,051)	(972,912)	1,354,267	19,042,901	41,992	11,510,370	568,209	1,614,124	13,734,695
Market Appreciation (Depreciation) (d)(f)	(30,735)	54,162	1,115,658	1,371,963	2,511,048	152,986	390,240	829,463	723,130	2,095,819

Balance, End of Period (e)	$69,467,174	$66,744,550	$64,973,999	$64,820,990	$266,006,713	$49,537,189	$62,683,857	$65,512,170	$61,608,998	$239,342,214

Increase (Decrease)	$19,238,862	$(553,889)	$142,746	$2,726,230	$21,553,949	$194,978	$11,900,610	$1,397,672	$2,337,254	$15,830,514
Increase (Decrease)	38%	-1%	0%	4%	9%	0%	23%	2%	4%	7%

	Six Months Ended
	June 30, 2016					June 30, 2015
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$51,451,196	$67,345,357	$65,665,439	$61,684,380	$246,146,372	$43,890,167	$52,563,068	$61,417,558	$58,821,006	$216,691,799
Inflows, including Commitments (a)	24,245,427	2,476,337	4,881,848	6,323,830	37,927,442	9,311,196	19,409,865	5,471,659	8,617,375	42,810,095
Outflows, including Distributions (b)	(2,667,983)	(143,515)	(4,575,005)	(2,162,818)	(9,549,321)	(1,091,177)	(4,128,141)	(3,007,425)	(3,598,169)	(11,824,912)
Realizations (c)	(3,407,874)	(3,505,581)	(176,954)	(2,305,924)	(9,396,333)	(2,763,382)	(4,853,901)	(113,213)	(2,228,641)	(9,959,137)

Net Inflows (Outflows)	18,169,570	(1,172,759)	129,889	1,855,088	18,981,788	5,456,637	10,427,823	2,351,021	2,790,565	21,026,046
Market Appreciation (Depreciation) (d)(g)	(153,592)	571,952	(821,329)	1,281,522	878,553	190,385	(307,034)	1,743,591	(2,573)	1,624,369

Balance, End of Period (e)	$69,467,174	$66,744,550	$64,973,999	$64,820,990	$266,006,713	$49,537,189	$62,683,857	$65,512,170	$61,608,998	$239,342,214

Increase (Decrease)	$18,015,978	$(600,807)	$(691,440)	$3,136,610	$19,860,341	$5,647,022	$10,120,789	$4,094,612	$2,787,992	$22,650,415
Increase (Decrease)	35%	-1%	-1%	5%	8%	13%	19%	7%	5%	10%

	Three Months Ended
	June 30, 2016					June 30, 2015
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$95,466,227	$101,107,528	$68,475,416	$78,656,291	$343,705,462	$76,327,189	$92,785,658	$66,378,908	$74,959,534	$310,451,289
Inflows, including Commitments (a)	7,358,301	4,442,603	2,025,453	7,334,364	21,160,721	18,131,316	2,226,631	2,479,463	8,499,108	31,336,518
Outflows, including Distributions (b)	(587,162)	(146,518)	(2,996,736)	(1,502,658)	(5,233,074)	(117,622)	(94,248)	(1,790,668)	(2,044,754)	(4,047,292)
Realizations (c)	(3,813,986)	(3,485,523)	(32,330)	(1,765,559)	(9,097,398)	(4,035,864)	(4,817,131)	(100,458)	(1,587,579)	(10,541,032)

Net Inflows (Outflows)	2,957,153	810,562	(1,003,613)	4,066,147	6,830,249	13,977,830	(2,684,748)	588,337	4,866,775	16,748,194
Market Appreciation (d)(h)	1,262,275	1,278,970	1,178,075	2,026,638	5,745,958	1,721,318	1,477,724	862,621	1,462,400	5,524,063

Balance, End of Period (e)	$99,685,655	$103,197,060	$68,649,878	$84,749,076	$356,281,669	$92,026,337	$91,578,634	$67,829,866	$81,288,709	$332,723,546

Increase (Decrease)	$4,219,428	$2,089,532	$174,462	$6,092,785	$12,576,207	$15,699,148	$(1,207,024)	$1,450,958	$6,329,175	$22,272,257
Increase (Decrease)	4%	2%	0%	8%	4%	21%	-1%	2%	8%	7%

	Six Months Ended
	June 30, 2016					June 30, 2015
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$94,280,074	$93,917,824	$69,105,425	$79,081,252	$336,384,575	$73,073,252	$80,863,187	$63,585,671	$72,858,960	$290,381,070
Inflows, including Commitments (a)	10,346,951	13,499,823	5,206,071	9,197,967	38,250,812	21,001,810	20,587,763	5,562,699	14,673,718	61,825,990
Outflows, including Distributions (b)	(848,003)	(414,197)	(4,628,255)	(2,887,797)	(8,778,252)	(142,979)	(262,551)	(3,065,415)	(4,129,705)	(7,600,650)
Realizations (c)	(5,933,358)	(6,936,229)	(183,098)	(2,650,455)	(15,703,140)	(7,349,682)	(13,972,030)	(126,266)	(2,832,412)	(24,280,390)

Net Inflows	3,565,590	6,149,397	394,718	3,659,715	13,769,420	13,509,149	6,353,182	2,371,018	7,711,601	29,944,950
Market Appreciation (Depreciation) (d)(i)	1,839,991	3,129,839	(850,265)	2,008,109	6,127,674	5,443,936	4,362,265	1,873,177	718,148	12,397,526

Balance, End of Period (e)	$99,685,655	$103,197,060	$68,649,878	$84,749,076	$356,281,669	$92,026,337	$91,578,634	$67,829,866	$81,288,709	$332,723,546

Increase (Decrease)	$5,405,581	$9,279,236	$(455,547)	$5,667,824	$19,897,094	$18,953,085	$10,715,447	$4,244,195	$8,429,749	$42,342,476
Increase (Decrease)	6%	10%	-1%	7%	6%	26%	13%	7%	12%	15%

(a)	Inflows represent contributions in our hedge funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs and increases in the capital we manage pursuant to separately managed account programs.
(b)	Outflows represent redemptions in our hedge funds and closed-end mutual funds, client withdrawals from our separately managed account programs and decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments).
(c)	Realizations represent realizations from the disposition of assets, capital returned to investors from CLOs and the effect of changes in the definition of Total Assets Under Management.
(d)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.

(e)	Fee-Earning Assets Under Management and Total Assets Under Management as of June 30, 2016 included $95.7 million and $134.0 million, respectively, from a joint venture in which we are the minority interest holder.
(f)	For the three months ended June 30, 2016, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $(0.7) million, $(188.3) million, $(171.7) million and $(360.7) million for the Private Equity, Real Estate, Credit and Total segments, respectively. For the three months ended June 30, 2015, such impact was $(3.5) million, $396.1 million, $333.8 million and $726.4 million for the Private Equity, Real Estate, Credit and Total segments, respectively.
(g)	For the six months ended June 30, 2016, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $1.0 million, $20.4 million, $203.3 million and $224.7 million for the Private Equity, Real Estate, Credit and Total segments, respectively. For the six months ended June 30, 2015, such impact was $(6.4) million, $(376.7) million, $(797.2) million and $(1.2) billion for the Private Equity, Real Estate, Credit and Total segments, respectively.
(h)	For the three months ended June 30, 2016, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(144.7) million, $(571.7) million, $(305.5) million and $(1.0) billion for the Private Equity, Real Estate, Credit and Total segments, respectively. For the three months ended June 30, 2015, such impact was $160.0 million, $926.1 million, $429.3 million and $1.5 billion for the Private Equity, Real Estate, Credit and Total segments, respectively.
(i)	For the six months ended June 30, 2016, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $10.9 million, $(42.2) million, $252.7 million and $221.4 million for the Private Equity, Real Estate, Credit and Total segments, respectively. For the six months ended June 30, 2015, such impact was $(108.5) million, $(835.2) million, $(827.3) million and $(1.8) billion for the Private Equity, Real Estate, Credit and Total segments, respectively.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $266.0 billion at June 30, 2016, an increase of $21.6 billion, or 9%, compared to $244.5 billion at March 31, 2016. The net increase was due to:

•	Inflows of $30.6 billion related to:

•

$23.7 billion in our Private Equity segment primarily related to the commencement of investment periods of BCP VII and SP VII, which generated inflows of $17.5 billion and $5.3 billion, (Total Assets Under Management amounts for these funds was added at each closing of each fund), respectively,

•

$4.0 billion in our Credit segment principally related to $1.3 billion raised due to two CLO products, $817.0 million of fee-earning inflows across our hedge fund strategies funds, $728.5 million raised in our business development companies (“BDCs”) and $571.5 million of inflows across or Long Only platform,

•

$2.0 billion in our Hedge Fund Solutions segment primarily related to $1.1 billion raised for individual investor solutions, $663.9 million raised for commingled products and $266.4 million raised for customized solutions, and

•	$884.4 million in our Real Estate segment primarily related to $614.3 million invested across BREDS and $168.1 million invested in BPP.

•	Net market appreciation of $2.5 billion due to:

•	$1.4 billion appreciation in our Credit segment due to $918.9 million in our BDCs and $376.3 million in our hedge fund strategies, and

•	$1.1 billion appreciation in our Hedge Fund Solutions segment due to solid returns from BAAM’s Principal Solutions Composite of 1.4% gross (1.2% net).

Offsetting these increases were:

•	Outflows of $6.4 billion primarily attributable to:

•

$3.0 billion in our Hedge Fund Solutions segment, reflecting investors’ liquidity needs and certain strategic shifts in their programs, with outflows of $1.5 billion from individual investor and specialized solutions, $993.6 million from commingled products and $508.1 million from customized solutions,

•	$2.3 billion in our Private Equity segment due to the end of the investment periods of BCP VI and SP VI, resulting in outflows of $1.8 billion and $453.1 million, respectively, and

•	$1.1 billion in our Credit segment primarily related to $444.3 million in BDCs, $395.1 million in hedge fund strategies and $216.4 million from our Long Only platform.

•	Realizations of $5.1 billion primarily driven by:

•

$2.1 billion in our Private Equity segment primarily from $1.6 billion of realizations from BCP V public dispositions, including Freescale, Performance Foods Group and Catalent, and $289.9 million of realizations in Strategic Partners,

•

$1.6 billion in our Credit segment primarily due to $680.7 million capital returned to investors in CLO products, $332.0 million in mezzanine strategies, $232.2 million in dividends from BDCs and $209.4 million in rescue lending funds, and

•	$1.4 billion in our Real Estate segment primarily from the realizations of $658.9 million in BREP global funds, $480.0 million in BREDS and $210.6 million in BREP co-investment.

BAAM had net inflows of $846.9 million from July 1 through August 1, 2016.

Fee-Earning Assets Under Management were $266.0 billion at June 30, 2016, an increase of $19.9 billion, or 8%, compared to $246.1 billion at December 31, 2015. The net increase was due to:

•	Inflows of $37.9 billion related to:

•

$24.2 billion in our Private Equity segment primarily related to the commencement of investment periods of BCP VII and SP VII, which generated inflows of $17.5 billion and $5.3 billion, respectively, (Total Assets Under Management amounts for these funds was added at each closing of each fund),

•

$6.3 billion in our Credit segment principally related to $1.8 billion raised due to new CLO launches, $1.2 billion of capital raised for our BDCs, $1.1 billion raised in our hedge fund strategies funds and $1.1 billion raised from our Long Only platform,

•

$4.9 billion in our Hedge Fund Solutions segment mainly related to growth in individual investor and specialized solutions of $2.6 billion, customized products of $1.2 billion and commingled products of $1.0 billion, and

•	$2.5 billion in our Real Estate segment primarily related to $1.2 billion invested across BREDS, $741.9 million raised for BREP co-investment and $169.6 million invested in BPP.

Offsetting these increases were:

•	Outflows of $9.5 billion primarily attributable to:

•

$4.6 billion in our Hedge Fund Solutions segment, reflecting investors’ liquidity needs and certain strategic shifts in their programs, with outflows of $2.8 billion from individual investor and specialized solutions, $1.0 billion from commingled products and $1.0 billion from customized solutions,

•	$2.7 billion in our Private Equity segment due to the end of the investment periods of BCP VI and SP VI, resulting in outflows of $1.8 billion and $453.1 million, respectively, and

•	$2.2 billion in our Credit segment primarily attributable to $708.7 million from our Long Only platform, $921.6 million from BDCs and $532.6 million from hedge fund strategies.

•	Realizations of $9.4 billion primarily driven by:

•

$3.5 billion in our Real Estate segment primarily attributable to $1.5 billion of realizations across BREP global and European funds, $1.0 billion of realizations from BREDS and $879.7 million of realizations from BREP co-investment,

•	$3.4 billion in our Private Equity segment primarily due to $2.5 billion of realizations from BCP V and $504.1 million from Strategic Partners, and

•

$2.3 billion in our Credit segment primarily due to $966.0 million of capital returned to CLO investors from CLOs that are post their re-investment periods, $672.8 million to investors in drawdown funds and $457.9 million in dividends from BDCs.

Total Assets Under Management

Total Assets Under Management were $356.3 billion at June 30, 2016, an increase of $12.6 billion, or 4%, compared to $343.7 billion at March 31, 2016. The net increase was due to:

•	Inflows of $21.2 billion related to:

•	$7.4 billion in our Private Equity segment primarily due to $4.3 billion from Strategic Partners, $2.5 billion from core private equity and $452.1 million from our Tactical Opportunities platform,

•

$7.3 billion in our Credit segment primarily due to $3.5 billion raised for our mezzanine strategies, $1.3 billion for our hedge fund strategies, $1.2 billion related to two CLO Launches, $728.5 million raised for our BDCs and $559.5 million related to our Long Only platform,

•

$4.4 billion in our Real Estate segment primarily related to $1.4 billion raised for our fifth European opportunistic fund, $1.2 billion raised for the third mezzanine debt fund and $1.0 billion raised for U.S. core+ funds, and

•	$2.0 billion in our Hedge Fund Solutions segment, primarily related to the reasons noted above in Fee-Earning Assets Under Management.

•	Net market appreciation of $5.7 billion due to:

•	$2.0 billion appreciation in our Credit segment due to $918.9 million from BDCs, $621.1 million in drawdown funds and $430.3 million from hedge fund strategies,

•	$1.3 billion appreciation in our Real Estate segment due to carrying value increases in our opportunistic and core+ funds of 2.2% and 2.1%, respectively,

•	$1.3 billion appreciation in our Private Equity segment primarily due to $427.6 million across the corporate private equity funds and co-investment, and

•	$1.2 billion appreciation in our Hedge Fund Solutions segment due to solid returns from BAAM’s Principal Solutions Composite of 1.4% gross (1.2% net).

Offsetting these increases were:

•	Realizations of $9.1 billion primarily driven by:

•	$3.8 billion in our Private Equity segment primarily due to $1.5 billion of realizations in BCP V and $428.1 million of realizations in Strategic Partners,

•	$3.5 billion in our Real Estate segment primarily due to $2.3 billion of realizations across BREP global and European funds, $434.4 million in BREDS and $363.7 million in BREP co-investment, and

•	$1.8 billion in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above.

•	Outflows of $5.2 billion primarily attributable to:

•	$3.0 billion in our Hedge Fund Solutions segment primarily due to reasons noted above in Fee-Earning Assets Under Management, and

•

$1.5 billion in our Credit segment primarily due to outflows of $676.4 million from our BDCs, $440.0 million from hedge fund strategies and $423.3 million from our Long Only separately managed accounts.

Total Assets Under Management were $356.3 billion at June 30, 2016, an increase of $19.9 billion, or 6%, compared to $336.4 billion at December 31, 2015. The net increase was due to:

•	Inflows of $38.3 billion related to:

•

$13.5 billion in our Real Estate segment related to $6.6 billion raised for our fifth European opportunistic fund, $2.9 billion raised in our third mezzanine debt fund, $1.6 billion raised in U.S. core+ funds and $739.8 million in BREP co-investment; note that Fee-Earning Assets Under Management does not include amounts raised for our fifth European opportunistic fund, since its investment period has not yet commenced or amounts in our debt fund and core+ funds since this capital has not yet been invested,

•	$10.3 billion in our Private Equity segment primarily related to $5.9 billion raised for Strategic Partners, $3.2 billion raised for core private equity and $898.6 million raised for BCP VII,

•

$9.2 billion in our Credit segment primarily due to $3.6 billion raised from mezzanine strategies, $1.8 billion raised from CLO launches, $1.5 billion raised in our hedge fund strategies, $1.2 billion raised for BDCs and $1.0 billion raised in our Long Only business, and

•	$5.2 billion in our Hedge Fund Solutions segment primarily due to the reasons described under Fee-Earning Assets Under Management above.

•	Market appreciation of $6.1 billion due to:

•	$3.1 billion appreciation in our Real Estate segment due to a carrying value increase in our opportunistic and core+ funds of 3.8% and 6.5%, respectively,

•	$2.0 billion appreciation in our Credit segment, due to $1.1 billion in BDCs, $468.0 million in drawdown funds and $297.8 million from our Long Only platform, and

•	$1.8 billion appreciation in our Private Equity segment primarily due to strong fund performance, with a 3.4% overall increase in carrying value, including 7.0% in BCP V, and

•	Slightly offset by $850.3 million depreciation in our Hedge Fund Solutions segment due to BAAM’s Principal Solutions Composite down 1.6% gross (down 2.0% net).

Offsetting these increases were:

•	Realizations of $15.7 billion primarily driven by:

•	$6.9 billion in our Real Estate segment primarily due to realizations of $4.6 billion across BREP global and European funds, $1.4 billion within BREP co-investment and $762.4 million within BREDS,

•

$5.9 billion in our Private Equity segment primarily due to continued disposition activity across the segment, mainly $2.9 billion from BCP V fund, $1.4 billion from co-investment and $780.4 million from Strategic Partners funds, and

•

$2.7 billion in our Credit segment primarily due primarily to $1.0 billion of realizations from our drawdown funds, $989.4 million of realizations from returns to CLO investors and $457.9 million from our BDCs.

•	Outflows of $8.8 billion primarily attributable to:

•	$4.6 billion in our Hedge Fund Solutions segment primarily due to the reasons described under Fee-Earning Assets Under Management above, and

•	$2.9 billion in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above.

Limited Partner Capital Invested

The following presents the limited partner capital invested during the respective periods. The amount of Limited Partner Capital Invested is a function of finding opportunistic investments that fit our investment philosophy and strategy in each of our segments as well as the relative timing of investment closings within those segments.

Note: Totals in graph may not add due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(Dollars in Thousands)
Limited Partner Capital Invested
Private Equity	$1,800,854	$1,538,436	$4,175,453	$3,404,134
Real Estate	2,963,609	1,524,415	4,406,772	5,271,596
Hedge Fund Solutions	2,131	32,804	135,482	348,561
Credit	47,768	699,516	862,191	1,286,451

Total	$4,814,362	$3,795,171	$9,579,898	$10,310,742

The following presents the committed undrawn capital available for investment (“dry powder”) for the respective periods:

Note: Totals may not add due to rounding. Amounts are as of June 30, for each of the periods indicated.

(a)	Represents illiquid drawdown funds only; excludes marketable vehicles; includes both Fee-Earning (third party) capital and general partner and employee commitments that do not earn fees. Amounts are reduced by outstanding commitments to invest, but for which capital has not been called.

	June 30,
	2015	2016
	(Dollars in Thousands)
Dry Powder Available for Investment
Private Equity	$36,827,036	$43,446,423
Real Estate	27,172,674	33,664,263
Hedge Fund Solutions	2,984,649	4,104,363
Credit	15,115,526	17,266,904

Total	$82,099,885	$98,481,953

Net Accrued Performance Fees

The following table presents the accrued performance fees, net of Performance Fee Compensation, of the Blackstone Funds as of June 30, 2016 and 2015. Net accrued performance fees presented do not include clawback amounts, if any, which are disclosed in Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. The net accrued performance fees as of each reporting date are principally Unrealized Carried Interest and Incentive Fees which, if realized, can be a significant component of Distributable Earnings.

	June 30,
	2016	2015
	(Dollars in Millions)
Private Equity
BCP IV Carried Interest	$143	$186
BCP V Carried Interest	373	1,119
BCP VI Carried Interest	385	320
BEP Carried Interest	61	82
Tactical Opportunities Carried Interest	59	36
BTAS Carried Interest	7	2
Strategic Partners Carried Interest	35	18
Other Carried Interest	1	1

Total Private Equity (a)	1,064	1,764

Real Estate
BREP IV Carried Interest	9	36
BREP V Carried Interest	390	583
BREP VI Carried Interest	612	868
BREP VII Carried Interest	584	565
BREP VIII Carried Interest	84	—
BREP Europe III Carried Interest	156	200
BREP Europe IV Carried Interest	124	86
BREP Asia Carried Interest	82	43
BPP Carried Interest	44	18
BPP Incentive Fees	21	4
BREDS Carried Interest	14	11
BREDS Incentive Fees	3	3
Asia Platform Incentive Fees	7	7

Total Real Estate (a)	2,130	2,424

Hedge Fund Solutions
Incentive Fees	6	60

Total Hedge Fund Solutions	6	60

Credit
Carried Interest	102	183
Incentive Fees	19	41

Total Credit	121	224

Total Blackstone
Carried Interest	3,265	4,357
Incentive Fees	56	115

Net Accrued Performance Fees	$3,321	$4,472

(a)	Private Equity and Real Estate include Co-Investments, as applicable.

Performance Fee Eligible Assets Under Management

The following represents invested and to be invested capital, including closed commitments for funds whose investment period has not yet commenced, on which performance fees could be earned if certain hurdles are met:

Note: Totals may not add due to rounding. Amounts are as of June 30, 2016.

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

The following table presents the investment record of our significant drawdown funds from inception through June 30, 2016:

			Unrealized Investments			Realized Investments		Total Investments		Net IRR (c)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	N/A	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	N/A	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	29,441	2.3x	—	2,949,591	1.4x	2,979,032	1.4x	6%	7%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	219,136	2,037,337	1.3x	26%	19,083,221	3.2x	21,120,558	2.8x	43%	36%
BCP V (Dec 2005 / Jan 2011)	21,022,207	1,258,436	8,364,663	1.7x	79%	29,442,294	1.9x	37,806,957	1.9x	9%	8%
BCP VI (Jan 2011 / Jan 2017)	15,182,644	2,428,440	15,511,224	1.3x	24%	2,130,587	1.9x	17,641,811	1.4x	51%	10%
BEP I (Aug 2011 / Feb 2015)	2,439,157	141,245	2,839,768	1.3x	27%	539,585	2.0x	3,379,353	1.4x	57%	14%
BEP II (Feb 2015 / Feb 2021)	4,951,351	4,724,507	149,061	1.0x	—	—	N/A	149,061	1.0x	N/A	N/M
BCP VII (May 2016 / May 2022)	18,898,630	18,898,630	—	N/A	—	—	N/A	—	N/A	N/A	N/A

Total Corporate Private Equity	$77,592,104	$27,694,969	$28,931,494	1.4x	40%	$68,328,523	2.2x	$97,260,017	1.9x	18%	15%

Tactical Opportunities	$12,657,994	$6,175,613	$7,227,525	1.1x	6%	$1,517,170	1.5x	$8,744,695	1.2x	32%	10%
Tactical Opportunities Co-Invest and Other	1,993,004	653,673	1,421,235	1.1x	—	160,812	1.5x	1,582,047	1.1x	N/A	13%
Strategic Partners I-V and Co-Investment (d)	12,143,266	2,185,576	3,762,419	N/M	—	13,357,859	N/M	17,120,278	1.5x	N/A	14%
Strategic Partners VI LBO, RE and SMA (d)	7,053,071	2,058,306	3,832,118	N/M	—	601,171	N/M	4,433,289	1.4x	N/A	38%
Strategic Partners VII (d)	5,399,381	5,285,561	107,988	N/M	—	—	N/A	107,988	N/M	N/A	N/A
BCEP (e)	3,167,500	3,167,500	—	N/A	—	—	N/A	—	N/A	N/A	N/A
Other Funds and Co-Investment (f)	1,509,893	480,230	196,297	0.8x	89%	426,683	1.0x	622,980	0.9x	N/A	N/M
Real Estate
Dollar
Pre-BREP	$140,714	$—	$—	N/A	—	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	—	2,531,613	2.1x	2,531,613	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	N/A	—	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	519,626	0.6x	16%	4,030,933	2.2x	4,550,559	1.7x	36%	13%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	3,263,836	2.2x	32%	9,608,522	2.3x	12,872,358	2.2x	12%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,444	554,490	6,973,627	2.1x	69%	18,657,251	2.4x	25,630,878	2.3x	15%	13%
BREP VII (Aug 2011 / Apr 2015)	13,492,593	2,419,900	15,764,383	1.6x	1%	8,919,047	1.9x	24,683,430	1.7x	31%	20%
BREP VIII (Apr 2015 / Oct 2020)	16,147,977	10,037,533	7,100,494	1.2x	—	16,270	1.1x	7,116,764	1.2x	12%	19%

Total Global BREP	51,681,595	13,011,923	33,621,966	1.5x	18%	48,766,940	2.2x	82,388,906	1.9x	21%	16%

Euro
BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€—	N/A	—	€1,367,146	2.1x	€1,367,146	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008)	1,629,748	—	532,403	1.2x	65%	1,716,134	1.8x	2,248,537	1.6x	8%	5%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,140	469,301	2,999,189	1.8x	—	2,715,178	2.1x	5,714,367	1.9x	23%	17%
BREP Europe IV (Sep 2013 / Mar 2019)	6,699,620	2,115,651	6,411,668	1.3x	—	641,477	1.4x	7,053,145	1.3x	26%	13%
BREP Europe V (TBD)	5,878,298	5,939,667	—	N/A	—	—	N/A	—	N/A	N/A	N/A

Total Euro BREP	€18,236,978	€8,524,619	€9,943,260	1.4x	4%	€6,439,935	1.9x	€16,383,195	1.6x	16%	12%

BREP Co-Investment (g)	$6,819,065	$146,573	$4,950,386	1.6x	42%	$7,770,729	2.1x	$12,721,115	1.9x	18%	15%
BREP Asia (Jun 2013 / Dec 2017)	5,079,554	2,717,330	3,229,118	1.4x	—	420,637	1.7x	3,649,755	1.4x	25%	15%

Total BREP	$86,132,424	$25,308,317	$54,283,736	1.5x	16%	$65,516,128	2.2x	$119,799,864	1.8x	20%	16%

BPP (h)	$11,946,027	$3,584,314	$9,938,325	1.2x	—	$—	N/A	$9,938,325	1.2x	N/A	15%
BREDS (i)	11,003,179	6,512,182	2,466,397	1.2x	—	5,966,987	1.3x	8,433,384	1.3x	13%	11%
Hedge Fund Solutions
BSCH (Dec 2013 / Jun 2020) (j)	$3,300,600	$2,755,702	$549,925	1.0x	—	$75,529	N/A	$625,454	1.2x	N/A	4%
BSCH Co-Investment	75,500	31,237	44,495	1.0x	—	1,427	N/A	45,922	1.0x	N/A	2%

Total Hedge Fund Solutions	$3,376,100	$2,786,939	$594,420	1.0x	—	$76,956	N/A	$671,376	1.2x	N/A	4%

continued...

			Unrealized Investments			Realized Investments		Total Investments		Net IRR (c)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Credit (k) Dollar
Mezzanine I (Jul 2007 / Oct 2011)	$2,000,000	$99,280	$454,287	1.7x	—	$4,407,209	1.6x	$4,861,496	1.6x	N/A	17%
Mezzanine II (Nov 2011 / Nov 2016)	4,120,000	1,631,725	3,007,903	1.1x	—	2,150,794	1.5x	5,158,697	1.2x	N/A	13%
Rescue Lending I (Sep 2009 / May 2013)	3,253,143	474,202	1,269,119	1.1x	—	4,470,939	1.5x	5,740,058	1.4x	N/A	11%
Rescue Lending II (Jun 2013 / Jun 2018)	5,125,000	2,490,529	2,989,347	1.1x	—	120,256	1.1x	3,109,603	1.1x	N/A	11%
Energy Select Opportunities (Nov 2015 / Nov 2018)	2,856,866	2,542,430	380,132	1.2x	—	98,205	1.4x	478,337	1.2x	N/A	N/M

Total Dollar Credit	17,355,009	7,238,166	8,100,788	1.1x	—	11,247,403	1.5x	19,348,191	1.3x	N/A	14%

Euro
European Senior Debt (Feb 2015 / Feb 2018)	€1,964,689	€3,401,176	€523,751	1.0x	—	€142,288	1.2x	€666,039	1.0x	N/A	N/M

Total Credit	$19,621,419	$11,016,873	$8,682,663	1.1x	—	$11,404,871	1.5x	$20,087,534	1.3x	N/A	14%

N/M	Not meaningful.
N/A	Not applicable.
(a)	Available Capital represents total investable capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital and may include leverage, less invested capital. This amount is not reduced by outstanding commitments to investments.
(b)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by invested capital.
(c)	Net Internal Rate of Return (“IRR”) represents the annualized inception to June 30, 2016 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(d)	Realizations are treated as return of capital until fully recovered and therefore unrealized and realized MOICs are not meaningful.
(e)	BCEP, or Blackstone Core Equity Partners, is a core private equity fund which invests with a more modest risk profile and longer hold period.
(f)	Returns for Other Funds and Co-Investment are not meaningful as these funds have limited transaction activity.
(g)	BREP Co-Investment represents co-investment capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(h)	BPP represents the core+ real estate funds which invest with a more modest risk profile and lower leverage.
(i)	Excludes Capital Trust drawdown funds.
(j)	BSCH, or Blackstone Strategic Capital Holdings, is a permanent capital vehicle focused on acquiring strategic minority positions in alternative asset managers.
(k)	Funds presented represent the flagship credit drawdown funds only. The Total Credit Net IRR is the combined IRR of the six credit drawdown funds presented.

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

As a result of the spin-off on October 1, 2015 of Blackstone’s Financial Advisory business, a segment analysis is no longer reported.

Private Equity

The following table presents the results of operations for our Private Equity segment:

	Three Months Ended June 30,		2016 vs. 2015		Six Months Ended June 30,		2016 vs. 2015
	2016	2015	$	%	2016	2015	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$131,477	$121,918	$9,559	8%	$262,125	$230,301	$31,824	14%
Advisory Fees	1,277	4,843	(3,566)	-74%	1,758	7,272	(5,514)	-76%
Transaction and Other Fees, Net	9,812	(11,842)	21,654	N/M	18,251	8,517	9,734	114%
Management Fee Offsets	(4,195)	(9,028)	4,833	-54%	(11,043)	(13,977)	2,934	-21%

Total Management Fees, Net	138,371	105,891	32,480	31%	271,091	232,113	38,978	17%

Performance Fees
Realized
Carried Interest	57,056	546,575	(489,519)	-90%	87,338	929,553	(842,215)	-91%
Unrealized
Carried Interest	85,047	(305,573)	390,620	N/M	158,922	261,249	(102,327)	-39%

Total Performance Fees	142,103	241,002	(98,899)	-41%	246,260	1,190,802	(944,542)	-79%

Investment Income (Loss)
Realized	22,926	50,258	(27,332)	-54%	7,569	95,074	(87,505)	-92%
Unrealized	(2,766)	(22,301)	19,535	-88%	12,674	9,186	3,488	38%

Total Investment Income	20,160	27,957	(7,797)	-28%	20,243	104,260	(84,017)	-81%
Interest and Dividend Revenue	9,516	7,669	1,847	24%	19,365	15,287	4,078	27%
Other	3,395	2,515	880	35%	1,808	690	1,118	162%

Total Revenues	313,545	385,034	(71,489)	-19%	558,767	1,543,152	(984,385)	-64%

Expenses
Compensation and Benefits
Compensation	83,140	68,106	15,034	22%	163,414	139,178	24,236	17%
Performance Fee Compensation
Realized
Carried Interest	30,946	106,502	(75,556)	-71%	46,373	145,984	(99,611)	-68%
Unrealized
Carried Interest	19,450	(25,574)	45,024	N/M	28,746	152,546	(123,800)	-81%

Total Compensation and Benefits	133,536	149,034	(15,498)	-10%	238,533	437,708	(199,175)	-46%
Other Operating Expenses	48,371	62,571	(14,200)	-23%	96,434	101,446	(5,012)	-5%

Total Expenses	181,907	211,605	(29,698)	-14%	334,967	539,154	(204,187)	-38%

Economic Income	$131,638	$173,429	$(41,791)	-24%	$223,800	$1,003,998	$(780,198)	-78%

N/M	Not meaningful.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues

Revenues were $313.5 million for the three months ended June 30, 2016, a decrease of $71.5 million compared to $385.0 million for the three months ended June 30, 2015. The decrease in revenues was primarily attributable to decreases of $98.9 million in Performance Fees and $7.8 million in Investment Income, partially offset by an increase of $32.5 million in Total Management Fees, Net.

Although our corporate private equity portfolio was not significantly impacted by Brexit, Private Equity segment revenues in the second quarter of 2016 were moderately lower compared to the second quarter of 2015. This was primarily due to the sale of some large investments at lower multiples of invested capital that, given the long hold periods, did not exceed the accumulated preferred return. The need to make up such shortfall with additional realized gains from subsequent transactions is a timing issue that could persist over the next couple of quarters. To a lesser extent, our Private Equity segment revenues in the second quarter of 2016 were also lower due to foreign currency translation effects and, as a result of Brexit, a negative impact on the marks of certain affected investments in our Tactical Opportunities business in the quarter. Despite continued market volatility, our Private Equity segment appreciated in the second quarter of 2016, driven by strong performance in BCP VI private investments, albeit at a more moderate rate compared to the second quarter of 2015. Operating fundamentals at our Private Equity portfolio companies remain solid, although the rate of growth continues to moderate. If market and/or macroeconomic conditions were to deteriorate in the future and adversely affect the investment performance of our Private Equity segment, revenues in the segment would likely be negatively impacted. Although the market for new investments remains challenged in the current high-priced environment, our Private Equity funds committed to several new investments, including in energy, and remained well positioned to take advantage of market dislocation. Our Private Equity funds also remained active on realizations in the second quarter.

Performance Fees, which are determined on a fund by fund basis, were $142.1 million for the three months ended June 30, 2016, a decrease of $98.9 million compared to $241.0 million for the three months ended June 30, 2015. The decrease was a result of slightly lower returns compared to the second quarter of 2015 despite positive net returns across the segment.

Investment Income was $20.2 million for the three months ended June 30, 2016, a decrease of $7.8 million compared to $28.0 million for the three months ended June 30, 2015 due to the factors noted above.

Total Management Fees, Net were $138.4 million for the three months ended June 30, 2016, an increase of $32.5 million compared to $105.9 million for the three months ended June 30, 2015, primarily driven by increases in Transaction and Other Fees, Net and Base Management Fees. Transaction and Other Fees, Net were $9.8 million for the three months ended June 30, 2016, an increase of $21.7 million compared to $(11.8) million for the three months ended June 30, 2015, due to one-time items related to fundraising fees and legal reserves that were incurred or accrued in the second quarter of 2015. The remainder of the increase in Transaction and Other Fees, Net resulted from the timing of investment closings. Base Management Fees were $131.5 million for the three months ended June 30, 2016, an increase of $9.6 million compared to the $121.9 million for the three months ended June 30, 2015, principally due to a higher level of Fee-Earning Assets Under Management from funds across the segment.

Expenses

Expenses were $181.9 million for the three months ended June 30, 2016, a decrease of $29.7 million compared to $211.6 million for the three months ended June 30, 2015. The decrease was primarily attributable to decreases of $15.5 million in Total Compensation and Benefits and $14.2 million in Other Operating Expenses. The decrease in Total Compensation and Benefits was due to a decrease in Performance Fee Compensation of $30.5 million, partially offset by an increase in Compensation of $15.0 million. Performance Fee Compensation decreased as a result of the decrease in Performance Fees Revenue. Compensation increased primarily due to the increase in Management Fees Revenue, on which a portion of compensation is based and an increase in headcount to support the growth of the business. Other Operating Expenses decreased principally as a result of one-time fundraising and legal reserves in 2015, partially offset by increases in interest and other expenses allocated to the segment.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues

Revenues were $558.8 million for the six months ended June 30, 2016, a decrease of $984.4 million compared to $1.5 billion for the six months ended June 30, 2015. The decrease in revenues was primarily attributable to decreases of $944.5 million in Performance Fees and $84.0 million in Investment Income, partially offset by an increase of $39.0 million in Total Management Fees, Net.

Performance Fees, which are determined on a fund by fund basis, were $246.3 million for the six months ended June 30, 2016, a decrease of $944.5 million, compared to $1.2 billion for the six months ended June 30, 2015, as total private equity funds appreciated 3.4% during the quarter versus 9.7% appreciation in the comparable 2015 quarter, driven mainly by public holdings in BCP V.

Investment Income was $20.2 million for the six months ended June 30, 2016, a decrease of $84.0 million, compared to $104.3 million for the six months ended June 30, 2015, driven primarily by the factors noted above.

Total Management Fees, Net were $271.1 million for the six months ended June 30, 2016, an increase of $39.0 million compared to $232.1 million for the six months ended June 30, 2015, primarily driven by increases in Base Management Fees and Transaction and Other Fees, Net. Base Management Fees were $262.1 million for the six months ended June 30, 2016, an increase of $31.8 million compared to $230.3 million for the six months ended June 30, 2015, principally due to the addition of management fee earning assets across the segment. Transaction and Other Fees, Net were $18.3 million for the six months ended June 30, 2016, an increase of $9.7 million compared to $8.5 million for the six months ended June 30, 2015, principally due to timing of investment closings, as well as one-time items related to fundraising fees and legal reserves that were incurred or accrued in the second quarter of 2015.

Expenses

Expenses were $335.0 million for the six months ended June 30, 2016, a decrease of $204.2 million compared to $539.2 million for the six months ended June 30, 2015. The decrease was primarily attributable to a decrease in Performance Fee Compensation of $223.4 million, partially offset by an increase in Compensation of $24.2 million. Performance Fee Compensation decreased as a result of the decrease in Performance Fees Revenue. Compensation increased primarily due to the increase in Management Fees Revenue, on which a portion of compensation is based, and an increase in headcount to support the growth of the business.

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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended June 30,				Six Months Ended June 30,				June 30, 2016 Inception to Date
	2016		2015 (a)		2016		2015 (a)		Realized		Total
Fund (b)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	—	—	2%	1%	4%	4%	1%	—	56%	43%	50%	36%
BCP V	2%	2%	2%	2%	8%	6%	16%	10%	12%	9%	10%	8%
BCOM	17%	13%	—	—	16%	14%	-1%	-1%	13%	6%	13%	7%
BCP VI	3%	2%	4%	3%	2%	1%	7%	6%	64%	51%	16%	10%
BEP I	4%	4%	7%	6%	5%	4%	8%	7%	61%	57%	19%	14%
BEP II (c)	N/M	N/M	N/A	N/A	N/M	N/M	N/A	N/A	N/A	N/A	N/M	N/M
Tactical Opportunities	2%	1%	4%	4%	3%	2%	7%	6%	40%	32%	13%	10%
Strategic Partners	2%	2%	5%	4%	2%	—	8%	7%	N/A	N/A	17%	14%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/A	Not applicable.
(a)	Changes in previous period returns may be due to adjustments to previous period(s) transaction amounts.
(b)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Carried Interest allocations.
(c)	BEP II’s investment returns are presented as N/M due to the early stage nature and limited operations of the fund’s investments which are held at cost. Accordingly the return would only be reflective of the impact of fees and expenses incurred to date.

The corporate private equity funds within the Private Equity segment have five contributed funds with closed investment periods: BCP IV, BCP V, BCP VI, BCOM and BEP I. As of June 30, 2016, BCP IV was above its Carried Interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest) and would still be above its Carried Interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes based on the timings of fund closings, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner (“GP”) is subject to equalization such that (a) the GP accrues Carried Interest when the total Carried Interest for the combined fund classes is positive and (b) the GP realizes Carried Interest so long as clawback obligations, if any, for the combined fund classes are fully satisfied. During the quarter, both fund classes were above their respective Carried Interest thresholds. BCP VI is currently above its Carried Interest threshold. BCOM is currently above its Carried Interest threshold and has generated inception to date positive returns. We are entitled to retain previously realized Carried Interest up to 20% of BCOM’s net gains. As a result, Performance Fees are recognized from BCOM on current period gains and losses. BEP I is currently above its Carried Interest threshold.

Real Estate

The following table presents the results of operations for our Real Estate segment:

	Three Months Ended June 30,		2016 vs. 2015		Six Months Ended June 30,		2016 vs. 2015
	2016	2015	$	%	2016	2015	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$201,004	$140,743	$60,261	43%	$400,911	$293,091	$107,820	37%
Transaction and Other Fees, Net	21,112	21,510	(398)	-2%	56,906	36,726	20,180	55%
Management Fee Offsets	(1,219)	(5,428)	4,209	-78%	(4,814)	(10,294)	5,480	-53%

Total Management Fees, Net	220,897	156,825	64,072	41%	453,003	319,523	133,480	42%

Performance Fees
Realized
Carried Interest	266,382	363,983	(97,601)	-27%	467,009	1,175,232	(708,223)	-60%
Incentive Fees	6,099	1,220	4,879	400%	10,168	1,943	8,225	423%
Unrealized
Carried Interest	(84,875)	(188,608)	103,733	-55%	(96,397)	(369,627)	273,230	-74%
Incentive Fees	5,942	3,935	2,007	51%	15,707	10,004	5,703	57%

Total Performance Fees	193,548	180,530	13,018	7%	396,487	817,552	(421,065)	-52%

Investment Income (Loss)
Realized	19,929	85,432	(65,503)	-77%	32,904	156,776	(123,872)	-79%
Unrealized	(8,902)	(107,691)	98,789	-92%	(11,039)	(70,181)	59,142	-84%

Total Investment Income (Loss)	11,027	(22,259)	33,286	N/M	21,865	86,595	(64,730)	-75%
Interest and Dividend Revenue	13,084	10,259	2,825	28%	26,272	20,256	6,016	30%
Other	2,231	1,077	1,154	107%	322	(2,900)	3,222	N/M

Total Revenues	440,787	326,432	114,355	35%	897,949	1,241,026	(343,077)	-28%

Expenses
Compensation and Benefits
Compensation	102,888	79,484	23,404	29%	203,466	164,318	39,148	24%
Performance Fee Compensation
Realized
Carried Interest	56,441	116,168	(59,727)	-51%	99,517	362,664	(263,147)	-73%
Incentive Fees	3,300	671	2,629	392%	5,433	1,027	4,406	429%
Unrealized
Carried Interest	14,257	(50,559)	64,816	N/M	41,960	(148,643)	190,603	N/M
Incentive Fees	2,542	230	2,312	N/M	6,700	2,805	3,895	139%

Total Compensation and Benefits	179,428	145,994	33,434	23%	357,076	382,171	(25,095)	-7%
Other Operating Expenses	52,201	43,346	8,855	20%	100,298	83,489	16,809	20%

Total Expenses	231,629	189,340	42,289	22%	457,374	465,660	(8,286)	-2%

Economic Income	$209,158	$137,092	$72,066	53%	$440,575	$775,366	$(334,791)	-43%

N/M	Not meaningful.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues

Revenues were $440.8 million for the three months ended June 30, 2016, an increase of $114.4 million compared to $326.4 million for the three months ended June 30, 2015. The increase in revenues was primarily attributable to increases of $64.1 million in Total Management Fees, Net, $33.3 million in Investment Income and $13.0 million in Performance Fees.

Despite public market volatility in the second quarter of 2016, as well as foreign currency translation effects and certain private investment markdowns primarily as a direct result of Brexit, revenues in our Real Estate segment increased in the second quarter of 2016, primarily driven by appreciation in private holdings and the launch of BREP VIII. Overall, operating trends in our Real Estate portfolio remain positive although, as has been the case recently, we see decelerating growth in certain areas, most notably lodging. Market volatility has created significant investment opportunities for our Real Estate segment, which has remained active in realizations as the global hunt for yield has sustained demand for high quality, stable real estate assets. If market and/or macroeconomic conditions were to deteriorate in the future causing a decline in our Real Estate fund investment performance, revenues in our Real Estate segment would likely be negatively impacted.

Total Management Fees, Net were $220.9 million for the three months ended June 30, 2016, an increase of $64.1 million compared to $156.8 million for the three months ended June 30, 2015, driven primarily by an increase in Base Management Fees. Base Management Fees were $201.0 million for the three months ended June 30, 2016, an increase of $60.3 million compared to $140.7 million for the three months ended June 30, 2015, primarily due to the launch of BREP VIII which began earning management fees in the third quarter of 2015.

Investment Income (Loss) was $11.0 million for the three months ended June 30, 2016, an increase of $33.3 million compared to $(22.3) million for the three months ended June 30, 2015, primarily due to the net appreciation of investments in our BREP VI fund. Blackstone has a larger investment in BREP VI than in other funds.

Performance Fees, which are determined on a fund by fund basis, were $193.5 million for the three months ended June 30, 2016, an increase of $13.0 million compared to $180.5 million for the three months ended June 30, 2015. The increase in Performance Fees was primarily due to an increase in the net appreciation of investment holdings within our opportunistic funds, which appreciated 2.2% versus 1.2% in the comparable 2015 quarter. Our core+ funds appreciated 2.1% in the quarter. Our real estate debt drawdown and hedge funds appreciated 2.4% and 0.5%, respectively.

Expenses

Expenses were $231.6 million for the three months ended June 30, 2016, an increase of $42.3 million compared to $189.3 million for the three months ended June 30, 2015. The increase was primarily attributable to increases in Total Compensation and Benefits and Other Operating Expenses of $33.4 million and $8.9 million, respectively. The increase in Total Compensation and Benefits was due to an increase in Compensation of $23.4 million and an increase in Performance Fee Compensation of $10.0 million. Compensation increased primarily due to the increase in Management Fees Revenue, on which a portion of compensation is based, and an increase in headcount to support the growth of the business. Performance Fee Compensation increased as a result of the increase in Performance Fees Revenue. The increase in Other Operating Expenses was due to interest and other operating expenses allocated to the segment.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues

Revenues were $898.0 million for the six months ended June 30, 2016, a decrease of $343.1 million compared to $1.2 billion for the six months ended June 30, 2015. The decrease in revenues was primarily attributable to decreases of $421.1 million in Performance Fees and $64.7 million in Investment Income, partially offset by an increase of $133.5 million in Total Management Fees, Net.

Performance Fees, which are determined on a fund by fund basis, were $396.5 million for the six months ended June 30, 2016, a decrease of $421.1 million compared to $817.6 million for the six months ended June 30, 2015. Performance Fees decreased due to the net decrease in the appreciation of investment holdings within our opportunistic funds. For the six months ended June 30, 2016, the carrying value of investments for our opportunistic and core+ funds increased 3.8% and 6.5%, respectively. Our real estate debt drawdown and hedge funds appreciated 5.3% and depreciated 3.6%, respectively.

Investment Income was $21.9 million for the six months ended June 30, 2016, a decrease of $64.7 million compared to $86.6 million for the six months ended June 30, 2015, primarily attributable to the same reason noted above.

Total Management Fees, Net were $453.0 million for the six months ended June 30, 2016, an increase of $133.5 million compared to $319.5 million for the six months ended June 30, 2015, driven primarily by increases in Base Management Fees and Transaction and Other Fees, Net. Base Management Fees were $400.9 million for the six months ended June 30, 2016, an increase of $107.8 million compared to $293.1 million for the six months ended June 30, 2015, primarily due to the launch of BREP VIII. Transaction and Other Fees, Net were $56.9 million for the six months ended June 30, 2016, an increase of $20.2 million compared to $36.7 million for the six months ended June 30, 2015, primarily due to the timing of investment closings in our BREP global funds.

Expenses

Expenses were $457.4 million for the six months ended June 30, 2016, a decrease of $8.3 million compared to $465.7 million for the six months ended June 30, 2015. The decrease was attributable to a decrease of $25.1 million in Total Compensation and Benefits, partially offset by an increase in Other Operating Expenses of $16.8 million. The decrease in Total Compensation and Benefits was due to a decrease in Performance Fee Compensation of $64.2 million, partially offset by an increase in Compensation of $39.1 million. Performance Fee Compensation decreased as a result of the decrease in Performance Fees Revenue. Compensation increased primarily due to the increase in Management Fees Revenue, on which a portion of compensation is based and an increase in headcount to support the growth of the business. The increase in Other Operating Expenses was primarily due to interest and other expenses allocated to the segment.

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

The following table presents the internal rates of return of our significant real estate funds:

	Three Months Ended June 30,				Six Months Ended June 30,				June 30, 2016 Inception to Date
	2016		2015		2016		2015		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP IV	-1%	—	5%	4%	-9%	-7%	8%	6%	60%	36%	22%	13%
BREP V	1%	1%	3%	3%	1%	1%	15%	13%	16%	12%	14%	11%
BREP VI	1%	—	-5%	-4%	5%	4%	8%	6%	19%	15%	17%	13%
BREP VII	2%	2%	6%	5%	3%	2%	10%	8%	44%	31%	29%	20%
BREP VIII	8%	5%	N/A	N/A	14%	9%	N/A	N/A	23%	12%	34%	19%
BREP International II (b)	1%	1%	2%	2%	3%	3%	19%	18%	10%	8%	7%	5%
BREP Europe III (b)	-4%	-4%	4%	3%	-5%	-5%	12%	10%	34%	23%	26%	17%
BREP Europe IV (b)	1%	1%	8%	6%	3%	2%	16%	11%	42%	26%	21%	13%
BREP Co-Investment (c)	4%	3%	-9%	-8%	5%	5%	5%	5%	19%	18%	17%	15%
BREP Asia	7%	5%	6%	5%	13%	10%	14%	9%	33%	25%	24%	15%
BPP	2%	2%	N/A	N/A	6%	6%	N/A	N/A	N/A	N/A	17%	15%
BREDS Drawdown	5%	2%	5%	2%	8%	4%	5%	2%	17%	13%	16%	11%
BREDS Liquid	1%	1%	1%	1%	-3%	-4%	6%	4%	N/A	N/A	12%	8%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations.
(b)	Euro-based internal rates of return.
(c)	Excludes fully realized co-investments prior to Blackstone’s IPO.

The following table presents the Carried Interest status of our real estate carry funds with expired investment periods which are currently not generating performance fees as of June 30, 2016:

	Gain to Cross Carried Interest Threshold (a)
Fully Invested Funds	Amount	% Change in Total Enterprise Value (b)	% Change in Equity Value
	(Amounts in Millions)
BREP Int’l II (Sep 2005 / Jun 2008)	€828	42%	169%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value.

The Real Estate segment has six funds in their investment period, which were above their respective Carried Interest thresholds as of June 30, 2016: BREP VIII, BREP Asia, BREP Europe IV and three funds within BREDS.

Hedge Fund Solutions

The following table presents the results of operations for our Hedge Fund Solutions segment:

	Three Months Ended June 30,		2016 vs. 2015		Six Months Ended June 30,		2016 vs. 2015
	2016	2015	$	%	2016	2015	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$130,123	$130,216	$(93)	-0%	$260,281	$260,853	$(572)	-0%
Transaction and Other Fees, Net	(5)	—	(5)	N/M	538	25	513	N/M
Management Fee Offsets	—	(608)	608	-100%	—	(888)	888	-100%

Total Management Fees, Net	130,118	129,608	510	0%	260,819	259,990	829	0%

Performance Fees
Realized
Incentive Fees	(251)	16,915	(17,166)	N/M	2,433	27,431	(24,998)	-91%
Unrealized
Carried Interest	801	8,014	(7,213)	-90%	833	8,014	(7,181)	-90%
Incentive Fees	1,036	15,855	(14,819)	-93%	(1,899)	63,282	(65,181)	N/M

Total Performance Fees	1,586	40,784	(39,198)	-96%	1,367	98,727	(97,360)	-99%

Investment Income (Loss)
Realized	(515)	(1,757)	1,242	-71%	(5,260)	(12,132)	6,872	-57%
Unrealized	9,357	2,032	7,325	360%	(2,934)	6,515	(9,449)	N/M

Total Investment Income (Loss)	8,842	275	8,567	N/M	(8,194)	(5,617)	(2,577)	46%
Interest and Dividend Revenue	5,205	3,970	1,235	31%	10,501	7,919	2,582	33%
Other	1,125	459	666	145%	(263)	(1,148)	885	-77%

Total Revenues	146,876	175,096	(28,220)	-16%	264,230	359,871	(95,641)	-27%

Expenses
Compensation and Benefits
Compensation	44,436	45,841	(1,405)	-3%	98,605	101,945	(3,340)	-3%
Performance Fee Compensation
Realized
Incentive Fees	1,325	8,711	(7,386)	-85%	3,188	12,181	(8,993)	-74%
Unrealized
Carried Interest	238	4,077	(3,839)	-94%	238	4,077	(3,839)	-94%
Incentive Fees	480	3,764	(3,284)	-87%	(715)	19,415	(20,130)	N/M

Total Compensation and Benefits	46,479	62,393	(15,914)	-26%	101,316	137,618	(36,302)	-26%
Other Operating Expenses	27,218	20,499	6,719	33%	53,364	41,705	11,659	28%

Total Expenses	73,697	82,892	(9,195)	-11%	154,680	179,323	(24,643)	-14%

Economic Income	$73,179	$92,204	$(19,025)	-21%	$109,550	$180,548	$(70,998)	-39%

N/M	Not meaningful.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues

Revenues were $146.9 million for the three months ended June 30, 2016, a decrease of $28.2 million compared to $175.1 million for the three months ended June 30, 2015. The decrease in revenues was primarily attributable to a decrease of $39.2 million in Performance Fees, partially offset by an increase of $8.6 million in Investment Income.

The modest decline in revenues for the second quarter of 2016 compared to the second quarter of 2015 in our Hedge Fund Solutions segment was primarily driven by a decline in Performance Fees. Although Performance Fees declined primarily as a result of continued equity market volatility, Hedge Fund Solutions segment returns generally recovered in the second quarter of 2016 after a challenging first quarter of the year, with the BPS Composite gross return up 1.4% in the second quarter. Although given market conditions, much of Hedge Fund Solutions’ Fee-Earning Assets Under Management eligible for Incentive Fees were below the high water mark in the first quarter of 2016, the positive progress in the second quarter leaves a significant portion of such capital closer to its high water mark. If global asset prices experience a period of continued extreme volatility or declines, or liquidity needs cause investors to withdraw assets, Hedge Fund Solutions revenues would likely be negatively impacted. Nonetheless, demand for products in our Hedge Fund Solutions segment remained strong in the quarter, and the segment operates multiple business lines, manages strategies that are both long and short asset classes and generates a majority of its revenue through management fees, all of which provide a level of downside protection to Hedge Fund Solutions revenues.

Performance Fees, which are determined on a fund by fund basis, were $1.6 million for the three months ended June 30, 2016, a decrease of $39.2 million compared to $40.8 million for the three months ended June 30, 2015. The decrease in Performance Fees was primarily due to lower returns.

Investment Income was $8.8 million for the three months ended June 30, 2016, an increase of $8.6 million compared to the three months ended June 30, 2015, primarily driven by an increase in the amount and the year over year net appreciation of investments of which Blackstone owns a share.

Expenses

Expenses were $73.7 million for the three months ended June 30, 2016, a decrease of $9.2 million compared to $82.9 million for the three months ended June 30, 2015. The decrease in expenses was primarily attributable to a decrease of $14.5 million in Performance Fee Compensation, partially offset by an increase of $6.7 million in Other Operating Expenses. The decrease in Performance Fee Compensation was due to the decrease in Performance Fees Revenue. The increase in Other Operating Expenses was primarily due to an increase in interest and other expenses allocated to the segment.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues

Revenues were $264.2 million for the six months ended June 30, 2016, a decrease of $95.7 million compared to $359.9 million for the six months ended June 30, 2015. The decrease in revenue was primarily attributable to decreases of $97.4 million and $2.6 million in Performance Fees and Investment Income (Loss) respectively, partially offset by an increase of $2.6 million in Interest and Dividend Revenue.

Performance Fees, which are determined on a fund by fund basis, were $1.4 million for the six months ended June 30, 2016, a decrease of $97.4 million compared to $98.7 million for the six months ended June 30, 2015. The decrease in Performance Fees was primarily due to lower returns.

Investment Income (Loss) was $(8.2) million for the six months ended June 30, 2016, a decrease of $2.6 million compared to $(5.6) million for the six months ended June 30, 2015. The decrease in Investment Income (Loss) was primarily driven by the year over year net depreciation of investments of which Blackstone owns a share.

Expenses

Expenses were $154.7 million for the six months ended June 30, 2016, a decrease of $24.6 million compared to $179.3 million for the six months ended June 30, 2015. The decrease in expenses was primarily due to a decrease in Performance Fee Compensation of $33.0 million, partially offset by an increase in Other Operating Expenses of $11.7 million. The decrease in Performance Fee Compensation was due to the decrease in Performance Fees Revenue. The increase in Other Operating Expenses was primarily resulting from an increase in interest and other expense allocations to the segment.

Operating Metrics

The following table presents information regarding our Incentive Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees		Estimated % Above High Water Mark / Benchmark (a)
	As of June 30,		As of June 30,
	2015	2016	2015	2016
	(Dollars in Thousands)
BAAM Managed Funds (b)	$36,653,020	$35,562,130	93%	10%

(a)	Estimated % Above High Water Mark/Benchmark represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable BAAM managed fund has positive investment performance relative to a benchmark, where applicable. Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark or clear a benchmark, thereby resulting in an increase in Estimated % Above High Water Mark/Benchmark.
(b)	For the BAAM managed funds, at June 30, 2016 the incremental appreciation needed for the 90% of Fee-Earning Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $1.2 billion, an increase of $1.2 billion, compared to $19.7 million at June 30, 2015. Of the Fee-Earning Assets Under Management below their respective High Water Marks/Benchmarks as of June 30, 2016, 83% were within 5% of reaching their respective High Water Mark.

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

The following table presents the return information of the BAAM Principal Solutions Composite:

	Three Months Ended June 30,				Six Months Ended June 30,				Average Annual Returns (a)
									Periods Ended June 30, 2016
	2016		2015		2016		2015		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Principal Solutions Composite (b)	1%	1%	1%	1%	-2%	-2%	4%	4%	-2%	-3%	5%	4%	5%	5%	7%	6%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	BAAM’s Principal Solutions (“BPS”) Composite covers the period from January 2000 to present, although BAAM’s inception date is September 1990. BPS Composite does not include BAAM’s individual investor solutions (i.e., liquid alternatives), long-biased commodities, ventures (i.e., seeding and minority interests), strategic opportunities (i.e., co-investments), Senfina (i.e., direct trading) and advisory (non-discretionary) platforms, except for investments by BPS funds directly into those platforms. BAAM-managed funds in liquidation are also excluded. The historical return is from January 1, 2000.

Credit

The following table presents the results of operations for our Credit segment:

	Three Months Ended June 30,		2016 vs. 2015		Six Months Ended June 30,		2016 vs. 2015
	2016	2015	$	%	2016	2015	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$131,392	$123,615	$7,777	6%	$257,382	$248,644	$8,738	4%
Transaction and Other Fees, Net	1,424	2,060	(636)	-31%	2,766	3,517	(751)	-21%
Management Fee Offsets	(9,982)	(3,370)	(6,612)	196%	(19,640)	(11,220)	(8,420)	75%

Total Management Fees, Net	122,834	122,305	529	0%	240,508	240,941	(433)	-0%

Performance Fees
Realized
Carried Interest	296	26,925	(26,629)	-99%	296	40,292	(39,996)	-99%
Incentive Fees	23,515	29,684	(6,169)	-21%	45,212	48,115	(2,903)	-6%
Unrealized
Carried Interest	87,295	44,218	43,077	97%	72,516	32,267	40,249	125%
Incentive Fees	1,029	6,521	(5,492)	-84%	1,299	15,645	(14,346)	-92%

Total Performance Fees	112,135	107,348	4,787	4%	119,323	136,319	(16,996)	-12%

Investment Income (Loss)
Realized	11,330	2,723	8,607	316%	8,356	4,960	3,396	68%
Unrealized	8,412	2,760	5,652	205%	(9,149)	9,647	(18,796)	N/M

Total Investment Income (Loss)	19,742	5,483	14,259	260%	(793)	14,607	(15,400)	N/M
Interest and Dividend Revenue	7,428	5,938	1,490	25%	14,176	11,589	2,587	22%
Other	1,795	34	1,761	N/M	431	3,527	(3,096)	-88%

Total Revenues	263,934	241,108	22,826	9%	373,645	406,983	(33,338)	-8%

Expenses
Compensation and Benefits
Compensation	55,691	47,124	8,567	18%	108,073	97,001	11,072	11%
Performance Fee Compensation
Realized
Carried Interest	194	15,362	(15,168)	-99%	194	21,632	(21,438)	-99%
Incentive Fees	10,626	12,455	(1,829)	-15%	20,753	20,856	(103)	-0%
Unrealized
Carried Interest	41,257	21,497	19,760	92%	34,259	15,841	18,418	116%
Incentive Fees	(333)	2,137	(2,470)	N/M	152	8,872	(8,720)	-98%

Total Compensation and Benefits	107,435	98,575	8,860	9%	163,431	164,202	(771)	-0%
Other Operating Expenses	29,464	23,539	5,925	25%	55,684	45,375	10,309	23%

Total Expenses	136,899	122,114	14,785	12%	219,115	209,577	9,538	5%

Economic Income	$127,035	$118,994	$8,041	7%	$154,530	$197,406	$(42,876)	-22%

N/M	Not meaningful.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues

Revenues were $263.9 million for the three months ended June 30, 2016, an increase of $22.8 million compared to $241.1 million for the three months ended June 30, 2015. This change was primarily attributable to increases of $14.3 million in Investment Income (Loss) and $4.8 million in Performance Fees.

Following a challenging period for global credit markets in early 2016, revenues in our Credit segment increased in the second quarter of 2016 compared to the second quarter of 2015, driven in significant part by liquid portfolio gains and a significant rebound in energy investments in distressed credit strategies resulting from a rally in energy and commodity prices in the second quarter of 2016. Market dislocation allowed our Credit segment to build on its deal pipeline strategies and create investment opportunities in the second quarter of 2016, as $1.7 billion of capital was deployed or committed in the quarter, primarily in European and energy investments. However, prolonged periods of market pressure and volatility and depressed energy prices may negatively impacts marks and revenues in our Credit segments.

Investment Income was $19.7 million for the three months ended June 30, 2016, an increase of $14.3 million compared to $5.5 million for the three months ended June 30, 2015. The increase in Investment Income was primarily driven by greater returns on Blackstone’s investments in the GSO funds.

Performance Fees were $112.1 million for the three months ended June 30, 2016, an increase of $4.8 million compared to $107.3 million for the three months ended June 30, 2015. This change was primarily attributable to a significant rebound in energy investments as well as broad based appreciation of funds. The composite net returns of Blackstone’s Credit segment funds for the three months ended June 30, 2016 were 8.3% for Performing Credit Strategies and 6.2% for Distressed Strategies.

Expenses

Expenses were $136.9 million for the three months ended June 30, 2016, an increase of $14.8 million compared to $122.1 million for the three months ended June 30, 2015. The increase in expenses was primarily attributable to increases of $8.6 million and $5.9 million in Compensation and Other Operating Expenses, respectively. The increase in Compensation was primarily due to an increase in headcount to support the growth of the business. The increase in Other Operating Expenses was due to higher occupancy and professional fee expenses and interest expense allocated to the segment.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues

Revenues were $373.6 million for the six months ended June 30, 2016, a decrease of $33.3 million compared to $407.0 million for the six months ended June 30, 2015. This change was primarily attributable to decreases of $17.0 million and $15.4 million in Performance Fees and Investment Income (Loss).

Performance Fees were $119.3 million for the six months ended June 30, 2016, a decrease of $17.0 million compared to $136.3 million for the six months ended June 30, 2015. This change was primarily attributable to lower returns in certain alternative strategies funds. The composite net returns of Blackstone’s significant Credit segment funds were 2.6% for Distressed Strategies and 7.8% for Performing Credit Strategies for the six months ended June 30, 2016.

Investment Income (Loss) was $(0.8) million for the six months ended June 30, 2016, a decrease of $15.4 million compared to $14.6 million for the six months ended June 30, 2015. The decrease in Investment Income (Loss) was primarily driven by losses in the three months ended March 31, 2016 in European CLOs, Hedge Fund Strategies and Long Only funds.

Expenses

Expenses were $219.1 million for the six months ended June 30, 2016, an increase of $9.5 million compared to $209.6 million for the six months ended June 30, 2015. The increase in expenses was primarily attributable to increases of $11.1 million in Compensation and $10.3 million in Other Operating Expenses, partially offset by a decrease of $11.8 million in Performance Fee Compensation. The increase in Compensation was primarily due to an increase in headcount to support the growth of the business. The increase in Other Operating Expenses was driven by higher occupancy and professional fee expense, as well as interest expense allocated to the segment. The decrease in Performance Fee Compensation was due to the decrease in Performance Fees Revenue.

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

The following table presents combined internal rates of return of the segment’s Performing Credit and Distressed Strategies funds:

	Three Months Ended June 30,				Six Months Ended June 30,				June 30, 2016 Inception to Date
	2016		2015		2016		2015
Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Performing Credit Strategies (b)	10%	8%	4%	3%	10%	8%	8%	5%	15%	8%
Distressed Strategies (c)	7%	6%	3%	2%	4%	3%	4%	3%	10%	6%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations, net of tax advances.
(b)	Performing Credit Strategies include mezzanine lending funds, BDCs and other performing credit strategy funds. Performing Credit Strategies’ returns represent the IRR of the combined cash flows of the fee-earning funds exceeding $100 million of fair value at each respective quarter end excluding the Blackstone Funds that were contributed to GSO as part of Blackstone’s acquisition of GSO in March 2008. The inception to date returns are from July 16, 2007.
(c)	Distressed Strategies include rescue lending funds, distressed hedge funds and energy strategies. Distressed Strategies’ returns represent the IRR of the combined cash flows of the fee-earning funds exceeding $100 million of fair value at each respective quarter end. The inception to date returns are from August 1, 2005.

As of June 30, 2016, there was $25.4 billion of Performance Fee eligible assets under management invested in Credit strategies that were above the hurdle necessary to generate Incentive Fees or Carried Interest. This represented 74% of the total Performance Fee eligible assets at fair value across all Credit strategies.

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

Total assets were $23.0 billion as of June 30, 2016, an increase of $515.6 million from December 31, 2015. The increase in total assets was a result of normal business activities.

Total liabilities were $10.9 billion as of June 30, 2016, an increase of $630.6 million from December 31, 2015. The increase in total liabilities was primarily due to an increase in Loans Payable of $625.0 million, which was attributable to normal operating activities of our Consolidated Blackstone Funds.

For the three months ended June 30, 2016, we had Total Fee Related Revenues of $620.8 million and related expenses of $394.6 million, generating Fee Related Earnings of $226.1 million and Distributable Earnings of $503.5 million. For the six months ended June 30, 2016, we had Total Fee Related Revenues of $1.2 billion and related expenses of $782.1 million, generating Fee Related Earnings of $445.6 million and Distributable Earnings of $891.4 billion.

Sources of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, investments in our own Treasury and liquid funds and access to our debt capacity, including our $1.1 billion committed revolving credit facility and the proceeds from our issuances of senior notes. As of June 30, 2016, Blackstone had $1.5 billion in cash and cash equivalents, $2.0 billion invested in Blackstone’s Treasury Cash Management Strategies, $2.2 billion in investments invested in Blackstone Funds and other investments, against $2.8 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.

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

The following table calculates Blackstone’s Fee Related Earnings, Distributable Earnings and Economic Net Income:

(a)	Represents the total segment amounts of the respective captions. See Note 18. “Segment Reporting” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
(b)	Detail on this amount is included in the table below.

(c)	Taxes and Related Payables Including Payable Under Tax Receivable Agreement represents the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes and the Payable Under Tax Receivable Agreement.
(d)	Represents equity-based award expense included in Economic Income, which excludes all transaction-related equity-based charges.
(e)	Represents tax-related payables including the Payable Under Tax Receivable Agreement, which is a component of Taxes and Related Payables.

The following calculates the components of Fee Related Earnings, Distributable Earnings and Economic Net Income in the above table identified by note (b):

(a)	Represents the total segment amounts of the respective captions. See Note 18. “Segment Reporting” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
(b)	Represents equity-based award expense included in Economic Income, which excludes all transaction-related equity-based charges.
(c)	Taxes and Related Payables Including Payable Under Tax Receivable Agreement represents the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes and the Payable Under Tax Receivable Agreement.
(d)	Represents tax-related payables including the Payable Under Tax Receivable Agreement, which is a component of Taxes and Related Payables.

The following table is a reconciliation of Net Income Attributable to The Blackstone Group L.P. to Economic Income, of Economic Income to Economic Net Income, of Economic Net Income to Fee Related Earnings, of Fee Related Earnings to

Distributable Earnings and of Distributable Earnings to Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization:

(Dollars in Thousands)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net Income Attributable to The Blackstone Group L.P.	**$ 198,626**	**$ 134,168**	**$ 358,379**	**$ 763,616**
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	201,805	134,870	333,007	780,100
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	64,729	66,716	104,815	148,512
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(2,049)	13,780	(8,450)	21,307
Net Income	**$ 463,111**	**$ 349,534**	**$ 787,751**	**$ 1,713,535**
Provision for Taxes	47,415	43,251	56,561	142,595
Income Before Provision for Taxes	**$ 510,526**	**$ 392,785**	**$ 844,312**	**$ 1,856,130**
Transaction-Related Charges [a]	69,956	192,018	134,092	423,880
Amortization of Intangibles [b]	23,208	24,720	46,416	50,619
(Income) Associated with Non-Controlling Interests of Consolidated Entities [c]	(62,680)	(80,496)	(96,365)	(169,819)
Economic Income	**$ 541,010**	**$ 529,027**	**$ 928,455**	**$ 2,160,810**
Taxes [d]	(21,234)	(20,587)	(38,028)	(30,306)
Economic Net Income	**$ 519,776**	**$ 508,440**	**$ 890,427**	**$ 2,130,504**
Taxes [d]	21,234	20,587	38,028	30,306
Performance Fee Adjustment [e]	(449,372)	(569,664)	(763,437)	(2,243,400)
Investment (Income) Adjustment [f]	(59,771)	(10,774)	(33,121)	(200,415)
Net Interest Loss [g]	13,546	14,411	26,897	22,813
Performance Fee Compensation and Benefits Adjustment [h]	180,723	215,441	286,798	619,257
Fee Related Earnings	**$ 226,136**	**$ 178,441**	**$ 445,592**	**$ 359,065**
Net Realized Performance Fees [i]	250,265	725,433	436,998	1,658,222
Realized Investment Income [j]	53,670	136,497	43,569	244,289
Net Interest (Loss) [g]	(13,546)	(14,411)	(26,897)	(22,813)
Taxes and Related Payables Including Payable Under Tax Receivable Agreement [k]	(31,588)	(20,587)	(48,382)	(37,581)
Equity-Based Compensation [l]	18,522	28,547	40,546	72,945
Distributable Earnings	**$ 503,459**	**$ 1,033,920**	**$ 891,426**	**$ 2,274,127**
Interest Expense	48,779	45,437	97,211	84,290
Taxes and Related Payables Including Payable Under Tax Receivable Agreement [k]	31,588	20,587	48,382	37,581
Depreciation and Amortization	6,331	6,715	12,623	13,642
Adjusted EBITDA	**$ 590,157**	**$ 1,106,659**	**$ 1,049,642**	**$ 2,409,640**

(a)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s IPO and long-term retention programs outside of annual deferred compensation and other corporate actions.
(b)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s IPO and other corporate actions.
(c)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes the amount of (Income) Loss Associated with Non-Controlling Interests of Consolidated Entities and includes the amount of Management Fee Revenues associated with consolidated CLO entities.
(d)	Taxes represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes.
(e)	This adjustment removes from EI the total segment amount of Performance Fees.
(f)	This adjustment removes from EI the total segment amount of Investment Income.
(g)	This adjustment represents Interest Income and Dividend Revenue less Interest Expense.
(h)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Fees.
(i)	Represents the adjustment for realized Performance Fees net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto. Equals the sum of Net Realized Incentive Fees and Net Realized Carried Interest.
(j)	Represents the adjustment for Blackstone’s Realized Investment Income.
(k)	Taxes and Related Payables Including Payable Under Tax Receivable Agreement represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and the Payable Under Tax Receivable Agreement.
(l)	Represents equity-based award expense included in EI, which excludes all transaction-related equity-based charges.

Liquidity Needs

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes, and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of June 30, 2016 consisted of the following:

	Blackstone and General Partner		Senior Managing Directors and Certain Other Professionals (a)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Private Equity
BCP VII	$500,000	$500,000	$225,000	$225,000
BCP VI	719,718	147,045	250,000	51,077
BCP V	629,356	40,519	—	—
BEP I	50,000	5,098	—	—
BEP II	80,000	78,036	26,667	26,012
BCEP	92,500	92,500	—	—
Tactical Opportunities	236,245	109,221	61,015	36,407
Strategic Partners	310,856	236,175	55,851	45,727
Other (c)	211,129	11,533	—	—
Real Estate
BREP VIII	300,000	188,058	100,000	62,686
BREP VII	300,000	52,874	100,000	17,625
BREP VI	750,000	36,809	150,000	7,362
BREP Europe III	100,000	13,231	35,000	4,631
BREP Europe IV	130,000	37,046	43,333	12,349
BREP Europe V	130,000	130,000	43,333	43,333
BREP Asia	50,392	23,103	16,797	7,701
BREDS II	50,000	26,372	16,667	8,791
BREDS III	50,000	50,000	16,667	16,667
CT Opportunity Partners I (b)	25,000	24,497	—	—
Other (c)	128,674	35,609	—	—
Hedge Fund Solutions
Strategic Alliance	50,000	2,033	—	—
Strategic Alliance II	50,000	1,482	—	—
Strategic Alliance III	2,000	2,000	—	—
Strategic Holdings LP	50,000	41,902	—	—
Other (c)	800	280	—	—
Credit
Capital Opportunities Fund II LP	120,000	47,673	109,960	43,685
GSO Capital Solutions II	125,000	84,559	119,655	80,943
Blackstone/GSO Capital Solutions	50,000	7,941	27,666	4,394
BMezz II	17,692	3,085	—	—
GSO Credit Alpha Fund LP	52,102	23,352	50,580	22,670
GSO Euro Senior Debt Fund LP	63,000	59,922	56,811	54,035
GSO Energy Select Opportunities Fund	80,000	73,750	74,682	68,847
Capital Opportunities Fund III LP	66,488	66,488	6,097	6,097
Other (c)	97,328	43,519	15,201	3,664
Other
Treasury	187,464	11,550	—	—

Total	$5,855,744	$2,307,262	$1,600,982	$849,703

(a)	For some of the general partner commitments shown in the table above, we require our senior managing directors and certain other professionals to fund a portion of the commitment even though the ultimate obligation to fund the aggregate commitment is ours pursuant to the governing agreements of the respective funds. The amounts of the aggregate applicable general partner original and remaining commitment are shown in the table above. In addition, certain senior managing directors and other professionals are required to fund a de minimis amount of the commitment in the other private equity, real estate and credit-focused carry funds. We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described above will be more than sufficient to fund our working capital requirements.
(b)	Represents a legacy fund managed by us as a result of the 2012 acquisition of the investment advisory business of BXMT.
(c)	Represents capital commitments to a number of other funds in each respective segment.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended June 30, 2016, no units were repurchased. As of June 30, 2016, the amount remaining under this program available for repurchases was $335.8 million.

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

With respect to the second quarter of fiscal year 2016, we have paid to common unitholders a distribution of $0.36 per common unit, aggregating $0.64 per common unit in respect of the six months ended June 30, 2016. With respect to fiscal year 2015, we paid common unitholders aggregate distributions of $2.73 per common unit.

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

Generally our funds in our private equity segment, our opportunistic real estate funds, funds of hedge funds and certain credit-focused funds have not utilized substantial leverage at the fund level other than for (a) short-term borrowings between the date of an investment and the receipt of capital from the investing fund’s investors, and (b) long-term borrowings for certain investments in aggregate amounts which are generally 1% to 20% of the capital commitments of the respective fund. Our carry funds make direct or indirect investments in companies that utilize leverage in their capital structure. The degree of leverage employed varies among portfolio companies.

Certain of our Real Estate debt hedge funds, Hedge Fund Solutions and Credit funds use leverage in order to obtain additional market exposure, enhance returns on invested capital and/or to bridge short-term cash needs. The forms of leverage primarily employed by these funds include purchasing securities on margin, utilizing collateralized financing and using derivative instruments.

The following table presents information regarding these financial instruments in our Condensed Consolidated Statements of Financial Condition:

	Reverse Repurchase Agreements	Repurchase Agreements	Securities Sold, Not Yet Purchased
	(Dollars in Millions)
Balance, June 30, 2016	$43.9	$56.4	$115.8
Balance, December 31, 2015	$204.9	$40.9	$176.7
Six Months Ended June 30, 2016
Average Daily Balance	$51.5	$59.2	$117.9
Maximum Daily Balance	$230.9	$95.0	$189.5

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of June 30, 2016 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	July 1, 2016 to December 31, 2016	2017-2018	2019-2020	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$38,197	$147,764	$131,653	$488,547	$806,161
Purchase Obligations	14,985	24,678	6,154	—	45,817
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	585,000	2,250,000	2,835,000
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	72,080	288,262	249,506	1,413,250	2,023,098
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	4,233	528,438	—	3,836,862	4,369,533
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	40,573	155,906	153,198	568,967	918,644
Blackstone Funds Capital Commitments to Investee Funds (f)	55,522	—	—	—	55,522
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (g)	—	147,829	178,531	854,158	1,180,518
Unrecognized Tax Benefits, Including Interest and Penalties (h)	5,875	—	—	—	5,875
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (i)	2,307,262	—	—	—	2,307,262

Consolidated Contractual Obligations	2,538,727	1,292,877	1,304,042	9,411,784	14,547,430
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	(4,233)	(528,438)	—	(3,836,862)	(4,369,533)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	(40,573)	(155,906)	(153,198)	(568,967)	(918,644)
Blackstone Funds Capital Commitments to Investee Funds (f)	(55,522)	—	—	—	(55,522)

Blackstone Operating Entities Contractual Obligations	$2,438,399	$608,533	$1,150,844	$5,005,955	$9,203,731

(a)	We lease our primary office space and certain office equipment under agreements that expire through 2032. In connection with certain office space lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Condensed Consolidated Statements of Financial Condition. The amounts are presented net of contractual sublease commitments.
(b)	Represents the principal amount due on the senior notes we issued. As of June 30, 2016, we had no outstanding borrowings under our revolver.
(c)	Represents interest to be paid over the maturity of our senior notes and borrowings under our revolving credit facility which has been calculated assuming no pre-payments are made and debt is held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.
(d)	These obligations are those of the Blackstone Funds including the consolidated CLO vehicles.
(e)	Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of June 30, 2016, at spreads to market rates pursuant to the financing agreements, and range from 0.5% to 8.7%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(f)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(g)	Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s IPO in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Condensed Consolidated Financial Statements and shown in Note 16. “Related Party Transactions” (see “Part I. Item 1. Financial Statements”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(h)	The total represents gross unrecognized tax benefits of $3.3 million and interest and penalties of $2.6 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $13.0 million and interest of $5.7 million; therefore, such amounts are not included in the above contractual obligations table.
(i)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

Blackstone and certain of its consolidated funds provide financial guarantees. The amounts and nature of these guarantees are described in Note 17. “Commitments and Contingencies — Contingencies — Guarantees” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of June 30, 2016.

Clawback Obligations

Carried Interest is subject to clawback to the extent that the Carried Interest received to date with respect to a fund exceeds the amount due to Blackstone based on cumulative results of that fund. The actual clawback liability, however, generally does not become realized until the end of a fund’s life except for certain Blackstone real estate funds, multi-asset class investment funds and credit-focused funds, which may have an interim clawback liability. The lives of the carry funds, including available contemplated extensions, for which a liability for potential clawback obligations has been recorded for financial reporting purposes are currently anticipated to expire at various points through 2028. Further extensions of such terms may be implemented under given circumstances.

For financial reporting purposes, the general partners have recorded a liability for potential clawback obligations to the limited partners of some of the carry funds due to changes in the unrealized value of a fund’s remaining investments and where the fund’s general partner has previously received Carried Interest distributions with respect to such fund’s realized investments.

As of June 30, 2016, the total clawback obligations were $5.1 million, of which $2.7 million related to Blackstone Holdings and $2.4 million related to current and former Blackstone personnel. If, at June 30, 2016, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Carried Interest subject to potential clawback would be $4.8 billion, on an after tax basis where applicable, of which $4.4 billion related to Blackstone Holdings and $406.0 million related to current and former Blackstone personnel. (See Note 16. “Related Party Transactions” and Note 17. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.)

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

On private equity, real estate and certain credit-focused funds:

•	0.25% to 2.00% of committed capital or invested capital during the investment period,

•	0.50% to 1.75% of invested capital or investment fair value subsequent to the investment period for private equity and real estate funds, and

•	1.00% to 1.50% of invested capital or net asset value subsequent to the investment period for certain credit-focused funds.

On real estate and credit-focused funds structured like hedge funds:

•	0.50% to 1.50% of net asset value.

On credit-focused separately managed accounts:

•	0.35% to 1.35% of net asset value.

On real estate separately managed accounts:

•	0.50% to 2.00% of invested capital, net operating income or net asset value.

On funds of hedge funds and separately managed accounts invested in hedge funds:

•	0.50% to 1.25% of net asset value.

On CLO vehicles:

•	0.40% to 0.65% of total assets.

On credit-focused registered and non-registered investment companies:

•	0.35% to 1.50% of fund assets or net asset value.

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

The carrying value of goodwill was $1.7 billion as of June 30, 2016 and December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, we determined that there was no evidence of Goodwill impairment.

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

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the fair value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the six months ended June 30, 2016 and June 30, 2015, the percentages of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	Six Months Ended June 30,
	2016	2015
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	34%	36%

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of June 30, 2016 and June 30, 2015, we estimate that a 10% decline in fair value of the investments would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

	June 30,
	2016			2015
	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$88,173	$1,298,199	$254,838	$86,220	$1,485,164	$248,615

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Total Assets Under Management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	June 30, 2016
	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Private Equity	$41,113,434	69%
Real Estate	$68,903,038	82%
Credit	$46,702,567	45%

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of June 30, 2016 and June 30, 2015, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

	June 30,
	2016			2015
	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$13,559	$269,818	$33,740	$14,078	$289,460	$42,725

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of June 30, 2016 and June 30, 2015, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	June 30,
	2016	2015
	(Dollars in Thousands)
Annualized Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates	$42	$42

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

	June 30,
	2016			2015
	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets
	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$13,722	(a)	$16,498	$21,432	(a)	$17,162

(a)	As of June 30, 2016 and 2015, this represents 0.4% and 0.5% of the Treasury Liquidity Portfolio, respectively.

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

We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	June 30,
	2016	2015
	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$24,320	$50,308

(a)	As of June 30, 2016 and 2015, this represents 0.7% and 1.2% of the Treasury Liquidity Portfolio, respectively.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended June 30, 2016, no units were repurchased. As of June 30, 2016, the amount remaining available for repurchases was $335.8 million under this program. See “Part I. Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 14. Net Income Per Common Unit” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity Needs” for further information regarding this unit repurchase program.

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

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”), which added Section 13(r) of the Exchange Act, Blackstone hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to us by NCR Corporation, which may be considered our affiliate.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1+	BTOA II L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of December 19, 2014.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Section 13(r) Disclosure.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

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

Date: August 4, 2016

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C.,
its General Partner

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)