Form 10-Q
period 2016-09-30
Blackstone Group L.P.
filed 2016-11-08
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of November 2, 2016 was 571,989,912. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of November 2, 2016 was 59,083,468.

SIGNATURES	136

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

“Blackstone Funds,” “our funds” and “our investment funds” refer to the private equity funds, real estate funds, funds of hedge funds, credit-focused funds, collateralized loan obligation (“CLO”) and collateralized debt obligation (“CDO”) vehicles, real estate investment trusts and registered investment companies that are managed by Blackstone. “Our carry funds” refers to the private equity funds, real estate funds and certain of the credit-focused funds (with multi-year drawdown, commitment-based structures that only pay carry on the realization of an investment) that are managed by Blackstone. Blackstone’s Private Equity segment comprises its management of corporate private equity funds (including our sector focused funds), which we refer to collectively as our Blackstone Capital Partners (“BCP”) funds, our Blackstone Core Equity Partners (“BCEP”) fund, our opportunistic investment platform that invests globally across asset classes, industries and geographies, which we collectively refer to as Blackstone Tactical Opportunities (“Tactical Opportunities”), Strategic Partners Fund Solutions (“Strategic Partners”), a secondary private fund of funds business, Blackstone Total Alternatives Solution (“BTAS”), a multi-asset investment program for eligible high net worth investors offering exposure to certain of our key illiquid investment strategies through a single commitment, and our capital markets services business (“BXCM”). We refer to our real estate opportunistic funds as our Blackstone Real Estate Partners (“BREP”) funds and our real estate debt investment funds as our Blackstone Real Estate Debt Strategies (“BREDS”) funds. We refer to our core+ real estate funds, which target substantially stabilized assets generating relatively stable cash flow, as Blackstone Property Partners (“BPP”) funds. We refer to our real estate investment trusts as “REITs” and to our listed REIT as “BXMT.” We refer to Blackstone Real Estate Income Trust, Inc., a non-listed REIT formed to invest primarily in stabilized income-oriented commercial real estate in the United States, as “BREIT.” “Our hedge funds” refers to our funds of hedge funds, certain of our real estate debt investment funds, including a registered investment company, and certain other credit-focused funds which are managed by Blackstone.

“Assets Under Management” refers to the assets we manage. Our Assets Under Management equals the sum of:

(a)	the fair value of the investments held by our carry funds and our side-by-side and co-investment entities managed by us, plus the capital that we are entitled to call from investors in those funds and entities pursuant to the terms of their respective capital commitments, including capital commitments to funds that have yet to commence their investment periods, plus for certain credit-oriented funds the amounts available to be borrowed under asset based credit facilities,

(b)	the net asset value of our funds of hedge funds, hedge funds, open ended core+ real estate fund, certain registered investment companies, and BREIT,

(c)	the invested capital or fair value of assets we manage pursuant to separately managed accounts,

(d)	the amount of debt and equity outstanding for our CLOs and CDOs during the reinvestment period,

(e)	the aggregate par amount of collateral assets, including principal cash, for our CLOs and CDOs after the reinvestment period,

(f)	the gross amount of assets (including leverage) for certain of our credit-focused registered investment companies, and

(g)	the fair value of common stock, preferred stock, convertible debt, or similar instruments issued by BXMT.

Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Our funds of hedge funds, hedge funds and funds structured like hedge funds in our Hedge Fund Solutions, Credit and Real Estate segments generally have structures that afford an investor the right to withdraw or redeem their interests on a periodic basis (for example, annually or quarterly), typically with 30 to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. Investment advisory agreements related to certain separately managed accounts in our Hedge Fund Solutions and Credit segments may generally be terminated by an investor on 30 to 90 days’ notice.

“Fee-Earning Assets Under Management” refers to the assets we manage on which we derive management and/or performance fees. Our Fee-Earning Assets Under Management equals the sum of:

(a)	for our Private Equity segment funds and Real Estate segment carry funds including certain real estate debt investment funds and certain of our Hedge Fund Solutions funds, the amount of capital commitments, committed investable capital, remaining invested capital, fair value or par value of assets held, depending on the fee terms of the fund,

(b)	for our credit-focused carry funds, the amount of remaining invested capital (which may include leverage) or net asset value, depending on the fee terms of the fund,

(c)	the remaining invested capital of co-investments managed by us on which we receive fees,

(d)	the net asset value of our funds of hedge funds, hedge funds, open ended core+ real estate fund, certain real estate separately managed accounts, certain registered investment companies, and BREIT,

(e)	the invested capital, fair value of assets or the net asset value we manage pursuant to separately managed accounts,

(f)	the net proceeds received from equity offerings and accumulated core earnings of BXMT, subject to certain adjustments,

(g)	the aggregate par amount of collateral assets, including principal cash, of our CLOs, CDOs and certain credit focused separately managed accounts, and

(h)	the gross amount of assets (including leverage) or the net assets (plus leverage where applicable) for certain of our credit-focused registered investment companies.

Each of our segments includes certain Fee-Earning Assets Under Management on which we earn performance fees but not management fees.

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

This report does not constitute an offer of any Blackstone Fund.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	September 30, 2016	December 31, 2015
Assets
Cash and Cash Equivalents	$1,781,882	$1,837,324
Cash Held by Blackstone Funds and Other	1,108,967	587,132
Investments (including assets pledged of $96,142 and $64,535 at September 30, 2016 and December 31, 2015, respectively)	15,957,934	14,324,097
Accounts Receivable	506,892	613,153
Reverse Repurchase Agreements	89,326	204,893
Due from Affiliates	1,310,412	1,240,797
Intangible Assets, Net	278,219	345,547
Goodwill	1,718,519	1,718,519
Other Assets	373,479	377,189
Deferred Tax Assets	1,287,890	1,277,429

Total Assets	$24,413,520	$22,526,080

Liabilities and Partners’ Capital
Loans Payable	$7,244,634	$6,116,747
Due to Affiliates	1,309,901	1,282,700
Accrued Compensation and Benefits	2,292,718	2,029,918
Securities Sold, Not Yet Purchased	176,218	176,667
Repurchase Agreements	62,095	40,929
Accounts Payable, Accrued Expenses and Other Liabilities	973,919	648,662

Total Liabilities	12,059,485	10,295,623

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	194,150	183,459

Partners’ Capital
The Blackstone Group L.P. Partners’ Capital
Partners’ Capital (common units: 638,251,760 issued and outstanding as of September 30, 2016; 624,450,162 issued and outstanding as of December 31, 2015)	6,344,792	6,322,307
Accumulated Other Comprehensive Loss	(47,470)	(52,519)

Total The Blackstone Group L.P. Partners’ Capital	6,297,322	6,269,788
Non-Controlling Interests in Consolidated Entities	2,519,718	2,408,701
Non-Controlling Interests in Blackstone Holdings	3,342,845	3,368,509

Total Partners’ Capital	12,159,885	12,046,998

Total Liabilities and Partners’ Capital	$24,413,520	$22,526,080

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

	September 30, 2016	December 31, 2015
Assets
Cash Held by Blackstone Funds and Other	$890,659	$435,775
Investments	5,402,121	4,558,216
Accounts Receivable	157,039	122,077
Due from Affiliates	25,088	25,561
Other Assets	3,582	12,693

Total Assets	$6,478,489	$5,154,322

Liabilities
Loans Payable	$4,443,181	$3,319,656
Due to Affiliates	106,401	39,532
Securities Sold, Not Yet Purchased	66,504	58,878
Repurchase Agreements	56,328	31,417
Accounts Payable, Accrued Expenses and Other Liabilities	403,109	226,203

Total Liabilities	$5,075,523	$3,675,686

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Management and Advisory Fees, Net	$596,154	$703,596	$1,812,883	$1,894,496

Performance Fees
Realized
Carried Interest	503,990	435,189	1,058,633	2,580,266
Incentive Fees	30,295	33,455	88,155	110,775
Unrealized
Carried Interest	106,202	(1,055,920)	242,080	(1,124,010)
Incentive Fees	30,545	(50,832)	45,900	36,274

Total Performance Fees	671,032	(638,108)	1,434,768	1,603,305

Investment Income (Loss)
Realized	119,351	99,952	172,387	445,705
Unrealized	23,752	(179,298)	67,347	(262,024)

Total Investment Income (Loss)	143,103	(79,346)	239,734	183,681

Interest and Dividend Revenue	21,819	26,244	67,180	70,129
Other	(423)	(813)	1,900	(2,478)

Total Revenues	1,431,685	11,573	3,556,465	3,749,133

Expenses
Compensation and Benefits
Compensation	329,634	393,655	1,031,061	1,426,233
Performance Fee Compensation
Realized
Carried Interest	168,427	97,798	314,511	628,079
Incentive Fees	15,436	15,062	44,810	49,126
Unrealized
Carried Interest	70,044	(228,697)	175,247	(204,876)
Incentive Fees	13,508	(14,641)	19,645	16,450

Total Compensation and Benefits	597,049	263,177	1,585,274	1,915,012
General, Administrative and Other	124,322	158,664	378,355	436,496
Interest Expense	37,278	36,860	111,512	105,644
Fund Expenses	15,128	18,296	28,949	76,845

Total Expenses	773,777	476,997	2,104,090	2,533,997

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	61,395	(16,867)	111,240	158,703

Income (Loss) Before Provision for Taxes	719,303	(482,291)	1,563,615	1,373,839
Provision for Taxes	27,714	1,573	84,275	144,168

Net Income (Loss)	691,589	(483,864)	1,479,340	1,229,671
Net Income (Loss) Attributable to Redeemable
Non-Controlling Interests in Consolidated Entities	10,764	(12,520)	2,314	8,787
Net Income Attributable to Non-Controlling
Interests in Consolidated Entities	82,653	30,671	187,468	179,183
Net Income (Loss) Attributable to Non-Controlling
Interests in Blackstone Holdings	285,267	(247,318)	618,274	532,782

Net Income (Loss) Attributable to The Blackstone Group L.P.	$312,905	$(254,697)	$671,284	$508,919

Distributions Declared Per Common Unit	$0.36	$0.74	$1.25	$2.41

Net Income (Loss) Per Common Unit
Common Units, Basic	$0.48	$(0.40)	$1.04	$0.81

Common Units, Diluted	$0.47	$(0.40)	$1.01	$0.80

Weighted-Average Common Units Outstanding
Common Units, Basic	650,917,510	638,832,799	647,595,189	632,046,646

Common Units, Diluted	1,195,805,315	638,832,799	1,194,862,252	635,439,828

Revenues Earned from Affiliates
Management and Advisory Fees, Net	$39,073	$48,200	$139,896	$125,143

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income (Loss)	$691,589	$(483,864)	$1,479,340	$1,229,671
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	1,138	(13,413)	12,982	(46,325)

Comprehensive Income (Loss)	692,727	(497,277)	1,492,322	1,183,346
Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	10,764	(12,520)	2,314	8,787
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	85,375	31,026	195,401	161,884
Comprehensive Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	285,267	(247,318)	618,274	532,782

Comprehensive Income (Loss) Attributable to The Blackstone Group L.P.	$311,321	$(268,465)	$676,333	$479,893

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Accumulated Other Compre- hensive Income (Loss)	Total	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2015	624,450,162	$6,322,307	$(52,519)	$6,269,788	$2,408,701	$3,368,509	$12,046,998	$183,459
Net Income	—	671,284	—	671,284	187,468	618,274	1,477,026	2,314
Currency Translation Adjustment	—	—	5,049	5,049	7,933	—	12,982	—
Capital Contributions	—	—	—	—	242,773	—	242,773	15,000
Capital Distributions	—	(801,952)	—	(801,952)	(319,242)	(707,129)	(1,828,323)	(6,623)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(7,915)	—	(7,915)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	2,250	—	2,250	—	—	2,250	—
Equity-Based Compensation	—	123,300	—	123,300	—	117,256	240,556	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	6,131,764	(26,426)	—	(26,426)	—	(36)	(26,462)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	7,929	—	7,929	—	(7,929)	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	7,669,834	46,100	—	46,100	—	(46,100)	—	—

Balance at September 30, 2016	638,251,760	$6,344,792	$(47,470)	$6,297,322	$2,519,718	$3,342,845	$12,159,885	$194,150

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

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net Income	$1,479,340	$1,229,671
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Blackstone Funds Related
Unrealized (Appreciation) Depreciation on Investments Allocable to Non-Controlling Interests in Consolidated Entities	(182,464)	258,201
Net Realized Gains on Investments	(1,368,591)	(3,280,963)
Changes in Unrealized Losses on Investments Allocable to The Blackstone Group L.P.	28,533	251,411
Non-Cash Performance Fees	(166,283)	940,745
Non-Cash Performance Fee Compensation	554,213	483,795
Equity-Based Compensation Expense	242,204	561,454
Excess Tax Benefits Related to Equity-Based Compensation	—	(68,481)
Amortization of Intangibles	67,328	77,947
Other Non-Cash Amounts Included in Net Income	53,920	147,636
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Held by Blackstone Funds and Other	(509,486)	953,674
Cash Relinquished in Deconsolidation and Liquidation of Partnership	—	(442,370)
Accounts Receivable	145,131	(246,076)
Reverse Repurchase Agreements	115,567	(85,282)
Due from Affiliates	21,484	(65,367)
Other Assets	(15,957)	(87,839)
Accrued Compensation and Benefits	(285,953)	(514,677)
Securities Sold, Not Yet Purchased	(7,253)	90,875
Accounts Payable, Accrued Expenses and Other Liabilities	(189,234)	(473,431)
Repurchase Agreements	21,153	12,186
Due to Affiliates	22,324	(98,156)
Treasury Cash Management Strategies
Investments Purchased	(1,889,583)	(3,106,152)
Cash Proceeds from Sale of Investments	1,542,251	2,671,905
Blackstone Funds Related
Investments Purchased	(2,622,157)	(3,263,923)
Cash Proceeds from Sale or Pay Down of Investments	3,605,807	5,436,696

Net Cash Provided by Operating Activities	662,294	1,383,479

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(18,458)	(58,879)
Changes in Restricted Cash	5,843	5,843

Net Cash Used in Investing Activities	(12,615)	(53,036)

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2016	2015
Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	$(325,865)	$(484,965)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	248,665	291,609
Payments Under Tax Receivable Agreement	(78,985)	(82,830)
Net Settlement of Vested Common Units and Repurchase of Common and Blackstone Holdings Partnership Units	(26,462)	(57,763)
Excess Tax Benefits Related to Equity-Based Compensation	—	68,481
Proceeds from Loans Payable	—	675,831
Repayment and Repurchase of Loans Payable	—	(3,657)
Distributions to Unitholders	(1,509,081)	(2,918,104)
Blackstone Funds Related
Proceeds from Loans Payable	1,302,353	1,325,299
Repayment of Loans Payable	(315,733)	(175,696)

Net Cash Used in Financing Activities	(705,108)	(1,361,795)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(13)	(716)

Net Decrease in Cash and Cash Equivalents	(55,442)	(32,068)
Cash and Cash Equivalents, Beginning of Period	1,837,324	1,412,472

Cash and Cash Equivalents, End of Period	$1,781,882	$1,380,404

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$138,605	$112,340

Payments for Income Taxes	$52,029	$111,891

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$—	$1,051

Non-Cash Distributions to Non-Controlling Interest Holders	$—	$(34)

Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$—	$(291)

Notes Issuance Costs	$—	$5,269

Transfer of Interests to Non-Controlling Interest Holders	$(7,915)	$(4,644)

Change in The Blackstone Group L.P.’s Ownership Interest	$7,929	$93,847

Net Settlement of Vested Common Units	$100,301	$135,133

Conversion of Blackstone Holdings Partnership Units to Common Units	$46,100	$116,560

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(40,034)	$(140,110)

Due to Affiliates	$37,784	$118,061

Partners’ Capital	$2,250	$22,049

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

Credit-Focused Investments — The fair values of credit-focused investments are generally determined on the basis of prices between market participants provided by reputable dealers or pricing services. For credit-focused investments that are not publicly traded or whose market prices are not readily available, Blackstone may utilize other valuation techniques, including the discounted cash flow method or a market approach. The discounted cash flow method projects the expected cash flows of the debt instrument based on contractual terms, and discounts such cash flows back to the valuation date using a market-based yield. The market-based yield is estimated using yields of publicly traded debt instruments issued by companies operating in similar industries as the subject investment, with similar leverage statistics and time to maturity.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The market approach is generally used to determine the enterprise value of the issuer of a credit investment, and considers valuation multiples of comparable companies or transactions. The resulting enterprise value will dictate whether or not such credit investment has adequate enterprise value coverage. In cases of distressed credit instruments, the market approach may be used to estimate a recovery value in the event of a restructuring.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

In March 2016, the FASB issued amended guidance on stock compensation. The amendments simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and accounting for forfeitures (the amended guidance permits an entity to make an accounting policy election either to estimate the number of forfeitures expected to occur or to account for forfeitures when they occur). The amendments require all excess tax benefits and deficiencies related to share-based payment transactions to be recognized through the Provision for Taxes in the Condensed Consolidated Statement of Operations. The amendments also require excess tax benefits related to share-based payment transactions to be presented as operating activities in the Condensed Consolidated Statement of Cash Flows with employee taxes paid presented as a financing activity. The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Blackstone has elected to early adopt the guidance for the quarter ended June 30, 2016 and any adjustments have been reflected prospectively as of January 1, 2016.

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

In October 2016, the FASB issued amended guidance on consolidation. The amendments do not change the characteristics of a primary beneficiary, however, in evaluating whether an entity has the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE, an entity is now required to evaluate all indirect interests, including those held by a party under common control, on a proportionate basis. The guidance is effective for fiscal years beginning after December 15, 2016. The guidance is not expected to have a material impact on Blackstone’s financial statements.

3.	INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	September 30, 2016	December 31, 2015
Finite-Lived Intangible Assets/Contractual Rights	$1,424,226	$1,424,226
Accumulated Amortization	(1,146,007)	(1,078,679)

Intangible Assets, Net	$278,219	$345,547

Amortization expense associated with Blackstone’s intangible assets was $21.7 million and $67.3 million for the three and nine month periods ended September 30, 2016, respectively, and $29.5 million and $77.9 million for the three and nine month periods ended September 30, 2015, respectively.

Amortization of Intangible Assets held at September 30, 2016 is expected to be $82.9 million, $43.9 million, $43.8 million, $43.8 million, and $43.8 million for each of the years ending December 31, 2016, 2017, 2018, 2019 and 2020, respectively. Blackstone’s intangible assets as of September 30, 2016 are expected to amortize over a weighted-average period of 6.3 years.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

4.	INVESTMENTS

Investments consist of the following:

	September 30, 2016	December 31, 2015
Investments of Consolidated Blackstone Funds	$5,436,085	$4,613,944
Equity Method Investments	3,110,320	3,110,810
Blackstone’s Treasury Cash Management Strategies	2,065,798	1,682,259
Performance Fees	5,078,448	4,757,932
Other Investments	267,283	159,152

	$15,957,934	$14,324,097

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $440.1 million and $451.9 million at September 30, 2016 and December 31, 2015, respectively.

Investments of Consolidated Blackstone Funds

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Realized Gains	$52,046	$51,150	$62,993	$178,662
Net Change in Unrealized Losses	(26,764)	(102,340)	(35,112)	(100,597)

Realized and Net Change in Unrealized Gains (Losses) from Consolidated Blackstone Funds	25,282	(51,190)	27,881	78,065
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	36,113	34,323	83,359	80,638

Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities	$61,395	$(16,867)	$111,240	$158,703

Equity Method Investments

Blackstone’s equity method investments include its investments in private equity funds, real estate funds, funds of hedge funds and credit-focused funds and other proprietary investments, which are not consolidated but in which the Partnership exerts significant influence.

Blackstone evaluates each of its equity method investments to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the nine months ended September 30, 2016 and 2015, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present summarized statement of operations information for any of its equity method investments.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Partnership recognized net gains (losses) related to its equity method investments of $50.6 million and $(89.7) million for the three months ended September 30, 2016 and 2015, respectively. The Partnership recognized net gains related to its equity method investments of $120.3 million and $91.9 million for the nine months ended September 30, 2016 and 2015, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Realized Losses	$(3,159)	$(3,003)	$(12,404)	$(6,606)
Net Change in Unrealized Gains (Losses)	17,689	(8,984)	32,384	(12,922)

	$14,530	$(11,987)	$19,980	$(19,528)

Performance Fees

Performance Fees allocated to the general partner in respect of performance of certain Carry Funds, funds of hedge funds and credit-focused funds were as follows:

	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
Performance Fees, December 31, 2015	$1,479,443	$3,101,688	$9,747	$167,054	$4,757,932
Performance Fees Allocated as a Result of Changes in Fund Fair Values	417,842	733,818	6,282	170,355	1,328,297
Foreign Exchange Gain	—	13,604	—	—	13,604
Fund Distributions	(113,806)	(863,685)	(6,448)	(37,446)	(1,021,385)

Performance Fees, September 30, 2016	$1,783,479	$2,985,425	$9,581	$299,963	$5,078,448

Other Investments

Other Investments consist primarily of proprietary investment securities held by Blackstone. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in other investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Realized Gains	$83	$1,282	$4,560	$1,274
Net Change in Unrealized Gains (Losses)	10,039	(2,779)	7,087	(3,233)

	$10,122	$(1,497)	$11,647	$(1,959)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

5.	NET ASSET VALUE AS FAIR VALUE

A summary of fair value by strategy type alongside the remaining unfunded commitments and ability to redeem such investments as of September 30, 2016 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)		Redemption Notice Period
Diversified Instruments	$160,822	$129	(a	)	(a	)
Credit Driven	205,315	268	(b	)	(b	)
Equity	65,008	—	(c	)	(c	)
Commodities	2,015	—	(d	)	(d	)

	$433,160	$397

(a)	Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 4% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 96% of investments in this category are redeemable as of the reporting date.
(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 45% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 55% of investments in this category are redeemable as of the reporting date.
(c)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Withdrawals are generally not permitted for the investments in this category. Distributions will be received as the underlying investments are liquidated.
(d)	The Commodities category includes investments in commodities-focused funds that primarily invest in futures and physical-based commodity driven strategies. Investments representing 100% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone uses foreign currency forward contracts to hedge portions of Blackstone’s net investments in foreign operations. The gains and losses due to change in fair value attributable to changes in spot exchange rates on foreign currency derivatives designated as net investment hedges were recognized in Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment. For the three months ended September 30, 2016 the resulting loss was $0.5 million. For the nine months ended September 30, 2016 the resulting loss was $1.3 million.

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

	September 30, 2016				December 31, 2015
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Net Investment Hedges
Foreign Currency Contracts	$53,402	$62	$—	$—	$53,627	$319	$138	$1

Freestanding Derivatives
Blackstone
Interest Rate Contracts	1,823,069	1,185	465,455	4,816	1,681,533	2,212	1,054,465	4,288
Foreign Currency Contracts	665,112	3,348	201,135	1,161	158,684	2,088	271,891	2,042
Credit Default Swaps	—	—	7,274	634	—	—	19,250	2,411
Investments of Consolidated
Blackstone Funds
Foreign Currency Contracts	297,138	29,661	32,079	170	124,595	1,400	92,094	6,490
Credit Default Swaps	—	—	126,617	7,070	—	—	108,786	6,275
Other Assets of Consolidated
Blackstone Funds
Foreign Currency Contracts	10,479	1,670	—	—	—	—	—	—

	2,795,798	35,864	832,560	13,851	1,964,812	5,700	1,546,486	21,506

Total	$2,849,200	$35,926	$832,560	$13,851	$2,018,439	$6,019	$1,546,624	$21,507

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Investment Hedges — Foreign Currency Contracts
Hedge Ineffectiveness	$—	$—	$(128)	$229

Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$(3,493)	$(2,076)	$(10,305)	$(7,169)
Foreign Currency Contracts	(4,704)	53	(9,424)	8,956
Credit Default Swaps	(241)	646	(4,790)	4,427

Total	$(8,438)	$(1,377)	$(24,519)	$6,214

Freestanding Derivatives
Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	$4,893	$(7,282)	$(2,349)	$(3,321)
Foreign Currency Contracts	13,801	1,796	37,992	(6,449)
Credit Default Swaps	(719)	(3,319)	(4,201)	(8,710)

Total	$17,975	$(8,805)	$31,442	$(18,480)

As of September 30, 2016 and December 31, 2015, the Partnership had not designated any derivatives as cash flow hedges.

7.	FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	September 30, 2016	December 31, 2015
Assets
Loans and Receivables	$75,901	$261,994
Equity and Preferred Securities	292,766	280,879
Debt Securities	13,841	15,176
Assets of Consolidated CLO Vehicles
Corporate Loans	3,857,058	3,087,563
Corporate Bonds	473,275	379,000
Other	24,627	—

	$4,737,468	$4,024,612

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$4,263,747	$3,225,064
Subordinated Notes	184,475	98,371

	$4,448,222	$3,323,435

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Three Months Ended September 30,
	2016		2015
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$298	$—	$(1,235)
Equity and Preferred Securities	27	10,200	(36)	(3,749)
Debt Securities	—	(281)	—	(342)
Assets of Consolidated CLO Vehicles
Corporate Loans	16,672	33,071	2,578	(38,888)
Corporate Bonds	(662)	7,491	(988)	(4,578)
Other	(2,643)	—	1,003	(305)

	$13,394	$50,779	$2,557	$(49,097)

Liabilities
Liabilities of Consolidated CLO Vehicles —
Subordinated Notes	$—	$(56,690)	$—	$34,235

	Nine Months Ended September 30,
	2016		2015
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$(2,395)	$—	$(1,832)
Equity and Preferred Securities	(266)	11,624	(273)	(11,240)
Debt Securities	—	(1,335)	—	(342)
Assets of Consolidated CLO Vehicles
Corporate Loans	(12,288)	70,592	(2,269)	1,993
Corporate Bonds	(225)	6,548	(867)	(62)
Other	(2,377)	—	4,276	(3,636)

	$(15,156)	$85,034	$867	$(15,119)

Liabilities
Liabilities of Consolidated CLO Vehicles —
Subordinated Notes	$—	$(58,558)	$—	$23,997

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents information for those financial instruments for which the fair value option was elected:

	September 30, 2016			December 31, 2015
		For Financial Assets Past Due (a)			For Financial Assets Past Due (a)
	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess of Fair Value Over Principal	(Deficiency) of Fair Value Over Principal	Fair Value	(Deficiency) of Fair Value Over Principal
Loans and Receivables	$(11,587)	$—	$—	$(8,845)	$—	$—
Debt Securities	(1,761)	—	—	(426)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	3,330	—	—	(77,900)	1,088	(5,620)
Corporate Bonds	(2,111)	—	—	(6,046)	—	—

	$(12,129)	$—	$—	$(93,217)	$1,088	$(5,620)

(a)	Corporate Loans and Corporate Bonds within CLO assets are classified as past due if contractual payments are more than one day past due.

As of December 31, 2015, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status. As of September 30, 2016 and December 31, 2015, no Corporate Bonds included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual status.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy:

	September 30, 2016
	Level I	Level II	Level III	NAV	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$—	$—	$157,430	$157,430
Equity Securities	50,551	50,244	90,240	—	191,035
Partnership and LLC Interests	27,897	64,924	392,381	—	485,202
Debt Instruments	—	210,054	7,743	—	217,797
Assets of Consolidated CLO Vehicles
Corporate Loans	—	3,611,059	245,999	—	3,857,058
Corporate Bonds	—	473,275	—	—	473,275
Freestanding Derivatives — Foreign Currency Contracts	—	29,661	—	—	29,661
Other	—	—	24,627	—	24,627

Total Investments of Consolidated Blackstone Funds	78,448	4,439,217	760,990	157,430	5,436,085

Blackstone’s Treasury Cash Management Strategies
Equity Securities	149,040	—	—	—	149,040
Debt Instruments	—	1,621,709	38,200	53,766	1,713,675
Other	—	—	—	203,083	203,083

Total Blackstone’s Treasury Cash Management Strategies	149,040	1,621,709	38,200	256,849	2,065,798
Money Market Funds	393,897	—	—	—	393,897
Net Investment Hedges — Foreign Currency Contracts	—	62	—	—	62
Freestanding Derivatives
Interest Rate Contracts	737	448	—	—	1,185
Foreign Currency Contracts	—	3,348	—	—	3,348
Other Assets of Consolidated Blackstone Funds
Freestanding Derivatives — Foreign Currency Contracts	—	1,670	—	—	1,670
Loans and Receivables	—	—	75,901	—	75,901
Other Investments	143,877	—	104,525	18,881	267,283

	$765,999	$6,066,454	$979,616	$433,160	$8,245,229

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	September 30, 2016
	Level I	Level II	Level III	Total
Liabilities
Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	$—	$4,263,747	$—	$4,263,747
Subordinated Notes (b)	—	184,475	—	184,475
Freestanding Derivatives — Foreign Currency Contracts	—	170	—	170
Liabilities of Consolidated Blackstone Funds
Freestanding Derivatives — Credit Default Swaps	—	7,070	—	7,070
Freestanding Derivatives
Interest Rate Contracts	862	3,954	—	4,816
Foreign Currency Contracts	—	1,161	—	1,161
Credit Default Swaps	—	634	—	634
Securities Sold, Not Yet Purchased	—	176,218	—	176,218

	$862	$4,637,429	$—	$4,638,291

	December 31, 2015
	Level I	Level II	Level III	NAV	Total
Assets
Investments of Consolidated Blackstone Funds (a)
Investment Funds	$—	$—	$—	$155,512	$155,512
Equity Securities	82,734	53,250	80,849	—	216,833
Partnership and LLC Interests	—	101,399	472,391	—	573,790
Debt Instruments	—	179,465	20,381	—	199,846
Assets of Consolidated CLO Vehicles
Corporate Loans	—	2,886,792	200,771	—	3,087,563
Corporate Bonds	—	379,000	—	—	379,000
Freestanding Derivatives — Foreign Currency Contracts	—	1,400	—	—	1,400

Total Investments of Consolidated Blackstone Funds	82,734	3,601,306	774,392	155,512	4,613,944

Blackstone’s Treasury Cash Management Strategies
Equity Securities	240,464	—	—	—	240,464
Debt Instruments	—	1,069,915	54,657	115,657	1,240,229
Other	—	—	—	201,566	201,566

Total Blackstone’s Treasury Cash Management Strategies	240,464	1,069,915	54,657	317,223	1,682,259
Money Market Funds	460,233	—	—	—	460,233
Net Investment Hedges — Foreign Currency Contracts	—	319	—	—	319
Freestanding Derivatives
Interest Rate Contracts	1,806	406	—	—	2,212
Foreign Currency Contracts	—	2,088	—	—	2,088
Loans and Receivables	—	—	261,994	—	261,994
Other Investments	40,261	—	101,184	17,707	159,152

	$825,498	$4,674,034	$1,192,227	$490,442	$7,182,201

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

The following table summarizes the fair value transfers between Level I and Level II for positions that existed as of September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Transfers from Level I into Level II (a)	$—	$287	$2,114	$287
Transfers from Level II into Level I (b)	$—	$26,534	$28,346	$32,312

(a)	Transfers out of Level I represent those financial instruments for which restrictions exist and adjustments were made to an otherwise observable price to reflect fair value at the reporting date.
(b)	Transfers into Level I represent those financial instruments for which an unadjusted quoted price in an active market became available for the identical asset.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of September 30, 2016:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds

Equity Securities	$67,923	Discounted Cash Flows	Discount Rate	7.4% - 29.1%	12.6%
			Revenue CAGR	0.0% - 20.6%	7.2%
			Exit Multiple - EBITDA	4.0x - 19.0x	9.7x
			Exit Multiple -P/E	10.5x - 17.0x	11.4x
			Exit Capitalization Rate	5.3% - 11.4%	8.6%
	13,330	Other	N/A	N/A	N/A
	7,091	Transaction Price	N/A	N/A	N/A
	1,879	Market Comparable Companies	Book Value Multiple	0.8x	N/A
	17	Third Party Pricing	N/A	N/A	N/A

Partnership and LLC Interests	350,281	Discounted Cash Flows	Discount Rate	2.0% - 29.4%	9.8%
			Revenue CAGR	-38.5% - 42.2%	7.0%
			Exit Multiple - EBITDA	0.1x - 23.5x	9.0x
			Exit Multiple - P/E	9.3x	N/A
			Exit Capitalization Rate	3.0% - 10.7%	6.0%
	18,160	Transaction Price	N/A	N/A	N/A
	16,589	Third Party Pricing	N/A	N/A	N/A
	7,351	Other	N/A	N/A	N/A

Debt Instruments	4,306	Third Party Pricing	N/A	N/A	N/A
	3,437	Discounted Cash Flows	Discount Rate	8.3% - 77.9%	12.1%
			Revenue CAGR	6.8%	N/A
			Exit Multiple - EBITDA	12.0x	N/A
			Exit Capitalization Rate	8.3%	N/A
Assets of Consolidated CLO Vehicles	244,175	Third Party Pricing	N/A	N/A	N/A
	24,627	Transaction Price	N/A	N/A	N/A
	1,824	Market Comparable Companies	EBITDA Multiple	6.0x	N/A

Total Investments of Consolidated Blackstone Funds	760,990

continued …

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Blackstone’s Treasury Cash Management Strategies	$9,239	Discounted Cash Flows	Default Rate	1.0% - 2.0%	1.9%
			Recovery Rate	16.5% - 79.1%	67.4%
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Reinvestment Rate	LIBOR + 350 bps -	LIBOR + 390 bps
				LIBOR + 400 bps
			Discount Rate	7.3% - 11.2%	8.4%
	28,961	Third Party Pricing	N/A	N/A	N/A

Loans and Receivables	46,338	Discounted Cash Flows	Discount Rate	6.8% - 16.1%	10.0%
	29,563	Third Party Pricing	N/A	N/A	N/A

Other Investments	83,971	Discounted Cash Flows	Discount Rate	1.3% - 15.8%	3.3%
			Default Rate	2.0%	N/A
			Recovery Rate	70.0%	N/A
			Recovery Lag	12 months	N/A
			Pre-payment Rate	20.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
	20,554	Transaction Price	N/A	N/A	N/A

Total	$979,616

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

	Level III Financial Assets at Fair Value Three Months Ended September 30,
	2016				2015
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total
Balance, Beginning of Period	$706,432	$207,519	$128,054	$1,042,005	$937,149	$36,440	$151,734	$1,125,323
Transfer In to Level III (b)	50,836	—	5,188	56,024	43,920	—	5,194	49,114
Transfer Out of Level III (b)	(41,852)	—	(5,917)	(47,769)	(143,531)	—	(9,171)	(152,702)
Purchases	174,939	44,988	12,454	232,381	122,676	144,058	5,240	271,974
Sales	(151,701)	(175,914)	(284)	(327,899)	(139,229)	—	(2,792)	(142,021)
Settlements	—	(2,983)	(140)	(3,123)	—	(1,405)	(140)	(1,545)
Changes in Gains (Losses) Included in Earnings and Other Comprehensive Income (Loss)	22,336	2,291	3,370	27,997	16,871	162	(1,768)	15,265

Balance, End of Period	$760,990	$75,901	$142,725	$979,616	$837,856	$179,255	$148,297	$1,165,408

Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	$(16,130)	$2,292	$2,627	$(11,211)	$(41,807)	$162	$(1,837)	$(43,482)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Assets at Fair Value Nine Months Ended September 30,
	2016				2015
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total
Balance, Beginning of Period	$774,392	$261,994	$155,841	$1,192,227	$2,394,823	$40,397	$189,385	$2,624,605
Transfer Out Due to Deconsolidation	—	—	—	—	(1,460,538)	—	—	(1,460,538)
Transfer In to Level III (b)	76,564	—	14,515	91,079	47,035	—	25,092	72,127
Transfer Out of Level III (b)	(80,550)	—	(16,121)	(96,671)	(181,429)	—	(56,336)	(237,765)
Purchases	266,229	348,645	19,427	634,301	304,012	150,244	38,579	492,835
Sales	(305,502)	(531,165)	(30,975)	(867,642)	(321,121)	(9,535)	(39,765)	(370,421)
Settlements	—	(8,157)	(394)	(8,551)	—	(3,485)	(358)	(3,843)
Changes in Gains (Losses) Included in Earnings and Other Comprehensive Income (Loss)	29,857	4,584	432	34,873	55,074	1,634	(8,300)	48,408

Balance, End of Period	$760,990	$75,901	$142,725	$979,616	$837,856	$179,255	$148,297	$1,165,408

Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	$(32,299)	$4,626	$2,581	$(25,092)	$(25,614)	$1,505	$(329)	$(24,438)

	Level III Financial Liabilities at Fair Value
	Three Months Ended September 30, 2015 (c)			Nine Months Ended September 30, 2015 (c)
	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total	Collateralized Loan Obligations Senior Notes	Collateralized Loan Obligations Subordinated Notes	Total
Balance, Beginning of Period	$—	$—	$—	$6,448,352	$348,752	$6,797,104
Transfer Out Due to Deconsolidation	—	—	—	(4,168,405)	(261,934)	(4,430,339)
Transfer Out Due to Amended CLO Guidance (d)	—	—	—	(2,279,947)	(86,818)	(2,366,765)

Balance, End of Period	$—	$—	$—	$—	$—	$—

(a)	Represents Blackstone’s Treasury Cash Management Strategies and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
(c)	There were no Level III financial liabilities as of and for the three and nine months ended September 30, 2016. There were no changes in unrealized (gains) losses included in earnings related to liabilities still held at either September 30, 2016 or September 30, 2015.
(d)	Transfers out due to amended CLO measurement guidance represents the transfer out of Level III for liabilities of consolidated CLO vehicles for which fair value is based on the more observable fair value of CLO assets. Such liabilities are classified as Level II within the fair value hierarchy.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

9.	VARIABLE INTEREST ENTITIES

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

	September 30,	December 31,
	2016	2015
Investments	$657,065	$466,651
Accounts Receivable	12,549	11,726
Due from Affiliates	35,535	51,029

Total VIE Assets	705,149	529,406
Due to Affiliates	791	586
Accounts Payable, Accrued Expenses and Other Liabilities	183	88
Potential Clawback Obligation	86,675	73,450

Maximum Exposure to Loss	$792,798	$603,530

10.	REVERSE REPURCHASE AND REPURCHASE AGREEMENTS

At September 30, 2016, the Partnership received securities, primarily U.S. and non-U.S. government and agency securities, asset-backed securities and corporate debt, with a fair value of $88.6 million as collateral for reverse repurchase agreements that could be repledged, delivered or otherwise used. Securities with a fair value of $50.6 million and cash were used to cover Securities Sold, Not Yet Purchased. The Partnership also pledged securities with a carrying value of $96.1 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table provides information regarding the Partnership’s Repurchase Agreements obligation by type of collateral pledged as of September 30, 2016:

	September 30, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
U.S. Treasury and Agency Securities	$3,261	$—	$—	$—	$3,261
Asset-Backed Securities	—	8,617	46,101	4,116	58,834

Total	$3,261	$8,617	$46,101	$4,116	$62,095

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$62,095

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

11.	OFFSETTING OF ASSETS AND LIABILITIES

The following tables present the offsetting of assets and liabilities as of September 30, 2016:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Received	Net Amount
Assets
Net Investment Hedges	$62	$—	$—	$62
Freestanding Derivatives	6,203	1,090	5,004	109
Reverse Repurchase Agreements	89,326	88,644	—	682

Total	$95,591	$89,734	$5,004	$853

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities
Freestanding Derivatives	$13,681	$1,090	$11,581	$1,010
Repurchase Agreements	62,095	58,947	3,149	(1)

Total	$75,776	$60,037	$14,730	$1,009

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

Reverse Repurchase Agreements and Repurchase Agreements are presented separately on the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	September 30, 2016	December 31, 2015
Furniture, Equipment and Leasehold Improvements, Net	$135,260	$135,543
Prepaid Expenses	154,732	190,241
Other Assets	77,222	46,786
Freestanding Derivatives	6,203	4,300
Net Investment Hedges	62	319

	$373,479	$377,189

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition and are not a significant component thereof.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Notional Pooling Arrangement

Blackstone has a notional cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of September 30, 2016, the aggregate cash balance on deposit relating to the cash pooling arrangement was $1.2 billion, which was fully offset with an accompanying overdraft.

12.	BORROWINGS

On August 31, 2016, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of the Partnership, entered into an amendment to the Issuer’s revolving credit facility (the “Credit Facility”) with Citibank, N.A., as Administrative Agent. The amendment, among other things, increased the amount of the Credit Facility from $1.1 billion to $1.5 billion and extended the maturity date of the Credit Facility from May 29, 2019 to August 31, 2021.

On October 5, 2016, the Issuer issued €600 million aggregate principal amount of senior notes maturing October 5, 2026 (the “2026 Notes”). The 2026 Notes have an interest rate of 1.000% per annum, accruing from October 5, 2016. Interest is payable annually in arrears on October 5 of each year, commencing on October 5, 2017. The 2026 Notes are unsecured and unsubordinated obligations of the Issuer. The 2026 Notes are fully and unconditionally guaranteed, jointly and severally, by the Partnership and its indirect subsidiaries, Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. (the “Guarantors”). The guarantees are unsecured and unsubordinated obligations of the Guarantors. Transaction costs related to the issuance of the 2026 Notes have been capitalized and are being amortized over the life of the 2026 Notes. The 2026 Notes are not included in the September 30, 2016 Condensed Consolidated Statement of Financial Condition.

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

	September 30, 2016		December 31, 2015
Senior Notes	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
6.625%, Due 8/15/2019 (b)	$609,129	$662,220	$614,996	$665,438
5.875%, Due 3/15/2021	398,007	462,080	397,720	458,680
4.750%, Due 2/15/2023	392,921	444,520	392,224	430,560
6.250%, Due 8/15/2042	237,784	312,600	237,648	297,575
5.000%, Due 6/15/2044	488,288	548,050	488,119	515,050
4.450%, Due 7/15/2045	343,789	355,320	343,689	332,640
2.000%, Due 5/19/2025	331,535	365,444	322,664	327,465

Total	$2,801,453	$3,150,234	$2,797,060	$3,027,408

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
(b)	The carrying and fair values are determined using the original $600 million par amount less $15 million attributable to these notes which were acquired but not retired by Blackstone during 2012.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Included within Loans Payable and Due to Affiliates within the Condensed Consolidated Statements of Financial Condition are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. Borrowings through the consolidated CLO vehicles consisted of the following:

	September 30, 2016				December 31, 2015
	Borrowing Outstanding	Weighted- Average Interest Rate		Weighted- Average Remaining Maturity in Years	Borrowing Outstanding	Weighted- Average Interest Rate		Weighted- Average Remaining Maturity in Years
Senior Secured Notes	$4,648,050	1.93%		4.9	$3,687,976	1.93%		5.4
Subordinated Notes	221,865	(a	)	N/A	226,350	(a	)	N/A

	$4,869,915				$3,914,326

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

Senior Secured Notes and Subordinated Notes comprise the following amounts:

	September 30, 2016			December 31, 2015
		Amounts Due to Non- Consolidated Affiliates			Amounts Due to Non- Consolidated Affiliates
	Fair Value	Borrowing Outstanding	Fair Value	Fair Value	Borrowing Outstanding	Fair Value
Senior Secured Notes	$4,263,747	$—	$—	$3,225,064	$—	$—
Subordinated Notes	184,475	10,000	7,978	98,371	10,000	8,231

	$4,448,222	$10,000	$7,978	$3,323,435	$10,000	$8,231

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of September 30, 2016 and December 31, 2015, the fair value of the consolidated CLO assets was $5.3 billion and $3.9 billion, respectively. This collateral consisted of Cash, Corporate Loans, Corporate Bonds, other securities and receivables.

Scheduled principal payments for borrowings as of September 30, 2016 were as follows:

	Operating Borrowings	Blackstone Fund Facilities/CLO Vehicles	Total Borrowings
2016	$—	$2,937	$2,937
2017	—	533,045	533,045
2018	—	—	—
2019	585,000	—	585,000
2020	—	—	—
Thereafter	2,236,660	4,336,870	6,573,530

Total	$2,821,660	$4,872,852	$7,694,512

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

13.	INCOME TAXES

Blackstone’s effective tax rate was 3.9% and -0.3% for the three months ended September 30, 2016 and 2015, respectively, and 5.4% and 10.5% for the nine months ended September 30, 2016 and 2015, respectively. Blackstone’s income tax provision was $27.7 million and $1.6 million for the three months ended September 30, 2016 and 2015, respectively, and $84.3 million and $144.2 million for the nine months ended September 30, 2016 and 2015, respectively.

The Blackstone Group L.P. and certain of its subsidiaries operate in the U.S. as partnerships for income tax purposes (partnerships generally are not subject to federal income taxes) and generally as corporate entities in non-U.S. jurisdictions. Blackstone’s effective tax rate for the three and nine months ended September 30, 2016 and 2015 was substantially due to the fact that certain corporate subsidiaries are subject to federal, state, local and foreign income taxes (as applicable) and other subsidiaries are subject to New York City unincorporated business taxes.

14.	NET INCOME (LOSS) PER COMMON UNIT

Basic and diluted net income (loss) per common unit for the three and nine months ended September 30, 2016 and September 30, 2015 was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income (Loss) for Per Common Unit Calculation
Net Income (Loss) Attributable to The Blackstone Group L.P., Basic	$312,905	$(254,697)	$671,284	$508,919
Incremental Net Income from Assumed Exchange of Blackstone Holdings Partnership Units	246,086	—	532,116	—

Net Income (Loss) Attributable to The Blackstone Group L.P., Diluted	$558,991	$(254,697)	$1,203,400	$508,919

Units Outstanding
Weighted-Average Common Units Outstanding, Basic	650,917,510	638,832,799	647,595,189	632,046,646
Weighted-Average Unvested Deferred Restricted Common Units	1,495,331	—	1,379,168	3,393,182
Weighted-Average Blackstone Holdings Partnership Units	543,392,474	—	545,887,895	—

Weighted-Average Common Units Outstanding, Diluted	1,195,805,315	638,832,799	1,194,862,252	635,439,828

Net Income (Loss) Per Common Unit, Basic	$0.48	$(0.40)	$1.04	$0.81

Net Income (Loss) Per Common Unit, Diluted	$0.47	$(0.40)	$1.01	$0.80

Distributions Declared Per Common Unit (a)	$0.36	$0.74	$1.25	$2.41

(a)	Distributions declared reflects the calendar date of the declaration for each distribution.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the anti-dilutive securities for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted-Average Unvested Deferred Restricted Common Units	—	1,913,028	—	—
Weighted-Average Blackstone Holdings Partnership Units	—	550,983,910	—	551,860,289

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

During the nine months ended September 30, 2016 and 2015, no units were repurchased. As of September 30, 2016, the amount remaining available for repurchases under this program was $335.8 million.

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

For the three and nine months ended September 30, 2016, the Partnership recorded compensation expense of $78.1 million and $242.2 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $8.2 million and $24.8 million, respectively. For the three and nine months ended September 30, 2015, the Partnership recorded compensation expense of $78.8 million and $561.5 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $9.0 million and $36.0 million, respectively. As of September 30, 2016, there was $892.0 million of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 4.7 years.

Total vested and unvested outstanding units, including Blackstone common units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,196,341,765 as of September 30, 2016. Total outstanding unvested phantom units were 46,246 as of September 30, 2016.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

A summary of the status of the Partnership’s unvested equity-based awards as of September 30, 2016 and of changes during the period January 1, 2016 through September 30, 2016 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2015	40,901,755	$32.98	14,342,129	$22.38	27,942	$28.79
Granted	3,495,525	25.03	3,402,926	26.96	14,248	27.07
Vested	(7,044,239)	22.08	(5,114,780)	19.61	(1,248)	16.48
Forfeited	(217,007)	36.26	(449,317)	20.85	(482)	28.62

Balance, September 30, 2016	37,136,034	$34.31	12,180,958	$24.93	40,460	$26.83

Units Expected to Vest

The following unvested units, after expected forfeitures, as of September 30, 2016, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	29,298,229	4.3
Deferred Restricted Blackstone Common Units	10,429,836	1.9

Total Equity-Based Awards	39,728,065	3.7

Phantom Units	33,836	3.7

16.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Due from Affiliates and Due to Affiliates consisted of the following:

	September 30, 2016	December 31, 2015
Due from Affiliates
Accrual for Potential Clawback of Previously Distributed Carried Interest	$1,571	$1,686
Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees Principally for Investments in Blackstone Funds	347,713	331,558
Amounts Due from Portfolio Companies and Funds	326,827	319,758
Investments Redeemed in Non-Consolidated Funds of Hedge Funds	8,156	5,931
Management and Performance Fees Due from Non-Consolidated Funds	425,400	403,538
Payments Made on Behalf of Non-Consolidated Entities	200,745	178,326

	$1,310,412	$1,240,797

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	September 30, 2016	December 31, 2015
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,169,136	$1,201,543
Accrual for Potential Repayment of Previously Received Performance Fees	3,355	3,356
Due to Note Holders of Consolidated CLO Vehicles	7,978	8,231
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	30,541	26,593
Distributions Received on Behalf of Blackstone Entities	83,241	33,160
Payments Made by Non-Consolidated Entities	15,650	9,817

	$1,309,901	$1,282,700

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties

The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of September 30, 2016 and December 31, 2015, such investments aggregated $749.0 million and $746.3 million, respectively. Their share of the Net Income (Loss) Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $24.5 million and $(20.0) million for the three months ended September 30, 2016 and 2015, respectively, and $53.0 million and $61.1 million for the nine months ended September 30, 2016 and 2015, respectively.

Revenues Earned from Affiliates

Management and Advisory Fees, Net earned from affiliates totaled $39.1 million and $48.2 million for the three months ended September 30, 2016 and 2015, respectively. Management and Advisory Fees, Net earned from affiliates totaled $139.9 million and $125.1 million for the nine months ended September 30, 2016 and 2015, respectively. Fees relate primarily to transaction and monitoring fees which are negotiated in the ordinary course of fundraising and investment activities.

Loans to Affiliates

Loans to affiliates consist of interest bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $0.6 million and $0.8 million for the three months ended September 30, 2016 and 2015, respectively, and $0.9 million and $4.0 million for the nine months ended September 30, 2016 and 2015, respectively.

Contingent Repayment Guarantee

Blackstone and its personnel who have received Carried Interest distributions have guaranteed payment on a several basis (subject to a cap) to the Carry Funds of any clawback obligation with respect to the excess Carried Interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Fees represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the Carry Funds were to be liquidated based on the fair value of their underlying investments as of September 30, 2016. See Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.

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

Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.2 billion over the next 15 years. The after-tax net present value of these estimated payments totals $389.7 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

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

Commitments

Investment Commitments

Blackstone had $2.4 billion of investment commitments as of September 30, 2016 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $73.1 million as of September 30, 2016 which includes $47.6 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $5.3 million as of September 30, 2016.

The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to Blackstone Group International Partners LLP. The amount guaranteed as of September 30, 2016 was $147.4 million.

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

The following table presents the clawback obligations by segment:

	September 30, 2016			December 31, 2015
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Credit	$1,784	$1,571	$3,355	$1,670	$1,686	$3,356

For Private Equity, Real Estate, and certain Credit Funds, a portion of the Carried Interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At September 30, 2016, $611.6 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

In the Credit segment, payment of Carried Interest to the Partnership by the majority of the rescue lending, mezzanine and hedge fund strategies funds is substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.

If, at September 30, 2016, all of the investments held by the carry funds were deemed worthless, a possibility that management views as remote, the amount of Carried Interest subject to potential clawback would be $5.0 billion, on an after tax basis where applicable, of which $4.6 billion related to Blackstone Holdings and $382.3 million related to current and former Blackstone personnel.

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

•

Real Estate — Blackstone’s Real Estate segment primarily comprises its management of global, European focused and Asian focused opportunistic real estate funds as well as core+ real estate funds. In addition,

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

the segment has debt investment funds, a publicly traded REIT targeting non-controlling real estate debt-related investment opportunities in the public and private markets, primarily in the United States and Europe, and a non-listed REIT formed to invest primarily in stabilized income-oriented commercial real estate in the United States.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s four segments for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$131,708	$197,629	$130,305	$133,867	$593,509
Advisory Fees	1,106	—	—	—	1,106
Transaction and Other Fees, Net	11,786	14,190	116	1,823	27,915
Management Fee Offsets	(12,917)	(842)	—	(7,091)	(20,850)

Total Management and Advisory Fees, Net	131,683	210,977	130,421	128,599	601,680

Performance Fees
Realized
Carried Interest	26,398	461,980	—	15,644	504,022
Incentive Fees	—	3,857	4,572	21,866	30,295
Unrealized
Carried Interest	144,597	(113,449)	(84)	75,093	106,157
Incentive Fees	—	14,445	12,038	5,689	32,172

Total Performance Fees	170,995	366,833	16,526	118,292	672,646

Investment Income (Loss)
Realized	15,469	46,704	(1,211)	(328)	60,634
Unrealized	8,884	(6,725)	12,219	12,875	27,253

Total Investment Income	24,353	39,979	11,008	12,547	87,887
Interest and Dividend Revenue	9,160	12,460	4,692	6,769	33,081
Other	411	(548)	(260)	(28)	(425)

Total Revenues	336,602	629,701	162,387	266,179	1,394,869

Expenses
Compensation and Benefits Compensation	73,889	99,886	47,206	47,614	268,595
Performance Fee Compensation
Realized
Carried Interest	13,741	147,419	—	7,267	168,427
Incentive Fees	—	1,764	2,902	10,770	15,436
Unrealized
Carried Interest	69,300	(38,972)	35	39,681	70,044
Incentive Fees	—	6,229	4,557	2,722	13,508

Total Compensation and Benefits	156,930	216,326	54,700	108,054	536,010
Other Operating Expenses	47,534	47,908	27,432	28,016	150,890

Total Expenses	204,464	264,234	82,132	136,070	686,900

Economic Income	$132,138	$365,467	$80,255	$130,109	$707,969

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended September 30, 2015
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$128,452	$175,710	$133,592	$126,533	$—	$564,287
Advisory Fees	2,547	—	—	—	143,606	146,153
Transaction and Other Fees, Net	9,359	21,390	219	1,289	146	32,403
Management Fee Offsets	(12,262)	(10,147)	(507)	(11,260)	—	(34,176)

Total Management and Advisory Fees, Net	128,096	186,953	133,304	116,562	143,752	708,667

Performance Fees
Realized
Carried Interest	214,532	169,051	—	51,606	—	435,189
Incentive Fees	—	3,879	2,783	28,123	—	34,785
Unrealized
Carried Interest	(809,363)	(128,854)	(5,394)	(112,366)	—	(1,055,977)
Incentive Fees	—	2,784	(29,711)	(26,419)	—	(53,346)

Total Performance Fees	(594,831)	46,860	(32,322)	(59,056)	—	(639,349)

Investment Income (Loss)
Realized	46,917	39,821	(468)	1,735	(479)	87,526
Unrealized	(110,689)	(95,382)	(6,411)	(10,177)	(998)	(223,657)

Total Investment Loss	(63,772)	(55,561)	(6,879)	(8,442)	(1,477)	(136,131)
Interest and Dividend Revenue	8,119	11,057	4,136	6,053	6,094	35,459
Other	471	(938)	(66)	(73)	(235)	(841)

Total Revenues	(521,917)	188,371	98,173	55,044	148,134	(32,195)

Expenses
Compensation and Benefits Compensation	70,419	99,255	44,408	51,324	64,169	329,575
Performance Fee Compensation Realized
Carried Interest	16,303	52,546	—	28,950	—	97,799
Incentive Fees	—	1,838	(436)	13,659	—	15,061
Unrealized
Carried Interest	(141,448)	(23,018)	(3,041)	(61,190)	—	(228,697)
Incentive Fees	—	5,215	(7,011)	(12,846)	—	(14,642)

Total Compensation and Benefits	(54,726)	135,836	33,920	19,897	64,169	199,096
Other Operating Expenses	43,812	42,050	24,147	24,898	22,658	157,565

Total Expenses	(10,914)	177,886	58,067	44,795	86,827	356,661

Economic Income (Loss)	$(511,003)	$10,485	$40,106	$10,249	$61,307	$(388,856)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income (Loss) Before Provision for Taxes for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Total Segments	Consolidation Adjustments and Reconciling Items	Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items	Blackstone Consolidated
Revenues	$1,394,869	$36,816(a)	$1,431,685	$(32,195)	$43,768(a)	$11,573
Expenses	$686,900	$86,877(b)	$773,777	$356,661	$120,336(b)	$476,997
Other Income (Loss)	$—	$61,395(c)	$61,395	$—	$(16,867)(c)	$(16,867)
Economic Income (Loss)	$707,969	$11,334(d)	$719,303	$(388,856)	$(93,435)(d)	$(482,291)

(a)	The Revenues adjustment represents management and performance fees earned from Blackstone Funds which were eliminated in consolidation to arrive at Blackstone consolidated revenues, non-segment related Investment Income (Loss), which is included in Blackstone consolidated revenues and the elimination of inter-segment interest income.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles, expenses related to transaction-related equity-based compensation and the elimination of inter-segment interest expense to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Three Months Ended September 30,
	2016	2015
Fund Management Fees and Performance Fees Eliminated in Consolidation and Transactional Investment Loss	$(37,835)	$(45,027)
Fund Expenses Added in Consolidation	5,141	10,175
Income Associated with Non-Controlling Interests of Consolidated Entities	93,417	18,151
Transaction-Related Other Income (Loss)	672	(166)

Total Consolidation Adjustments and Reconciling Items	$61,395	$(16,867)

(d)	The reconciliation of Economic Income to Income Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended September 30,
	2016	2015
Economic Income (Loss)	$707,969	$(388,856)

Adjustments
Amortization of Intangibles	(22,054)	(30,624)
Transaction-Related Charges	(60,029)	(80,962)
Income Associated with Non-Controlling Interests of Consolidated Entities	93,417	18,151

Total Consolidation Adjustments and Reconciling Items	11,334	(93,435)

Income (Loss) Before Provision (Benefit) for Taxes	$719,303	$(482,291)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s four segments as of and for the nine months ended September 30, 2016 and 2015:

	September 30, 2016 and the Nine Months Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$393,833	$598,540	$390,586	$391,249	$1,774,208
Advisory Fees	2,864	—	—	—	2,864
Transaction and Other Fees, Net	30,037	71,096	654	4,589	106,376
Management Fee Offsets	(23,960)	(5,656)	—	(26,731)	(56,347)

Total Management and Advisory Fees, Net	402,774	663,980	391,240	369,107	1,827,101

Performance Fees
Realized
Carried Interest	113,736	928,989	—	15,940	1,058,665
Incentive Fees	—	14,025	7,005	67,078	88,108
Unrealized
Carried Interest	303,519	(209,846)	749	147,609	242,031
Incentive Fees	—	30,152	10,139	6,988	47,279

Total Performance Fees	417,255	763,320	17,893	237,615	1,436,083

Investment Income (Loss)
Realized	23,038	79,608	(6,471)	8,028	104,203
Unrealized	21,558	(17,764)	9,285	3,726	16,805

Total Investment Income	44,596	61,844	2,814	11,754	121,008
Interest and Dividend Revenue	28,525	38,732	15,193	20,945	103,395
Other	2,219	(226)	(523)	403	1,873

Total Revenues	895,369	1,527,650	426,617	639,824	3,489,460

Expenses
Compensation and Benefits Compensation	237,303	303,352	145,811	155,687	842,153
Performance Fee Compensation
Realized
Carried Interest	60,114	246,936	—	7,461	314,511
Incentive Fees	—	7,197	6,090	31,523	44,810
Unrealized
Carried Interest	98,046	2,988	273	73,940	175,247
Incentive Fees	—	12,929	3,842	2,874	19,645

Total Compensation and Benefits	395,463	573,402	156,016	271,485	1,396,366
Other Operating Expenses	143,968	148,206	80,796	83,700	456,670

Total Expenses	539,431	721,608	236,812	355,185	1,853,036

Economic Income	$355,938	$806,042	$189,805	$284,639	$1,636,424

Segment Assets as of September 30, 2016	$6,287,058	$7,421,606	$1,888,118	$2,723,402	$18,320,184

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Nine Months Ended September 30, 2015
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$358,753	$468,801	$394,445	$375,177	$—	$1,597,176
Advisory Fees	9,819	—	—	—	297,570	307,389
Transaction and Other Fees, Net	17,876	58,116	244	4,806	162	81,204
Management Fee Offsets	(26,239)	(20,441)	(1,395)	(22,480)	—	(70,555)

Total Management and Advisory Fees, Net	360,209	506,476	393,294	357,503	297,732	1,915,214

Performance Fees
Realized
Carried Interest	1,144,085	1,344,283	—	91,898	—	2,580,266
Incentive Fees	—	5,822	30,214	76,238	—	112,274
Unrealized
Carried Interest	(548,114)	(498,481)	2,620	(80,099)	—	(1,124,074)
Incentive Fees	—	12,788	33,571	(10,774)	—	35,585

Total Performance Fees	595,971	864,412	66,405	77,263	—	1,604,051

Investment Income (Loss)
Realized	141,991	196,597	(12,600)	6,695	(868)	331,815
Unrealized	(101,503)	(165,563)	104	(530)	(39)	(267,531)

Total Investment Income (Loss)	40,488	31,034	(12,496)	6,165	(907)	64,284
Interest and Dividend Revenue	23,406	31,313	12,055	17,642	12,520	96,936
Other	1,161	(3,838)	(1,214)	3,454	(1,303)	(1,740)

Total Revenues	1,021,235	1,429,397	458,044	462,027	308,042	3,678,745

Expenses
Compensation and Benefits Compensation	209,597	263,573	146,353	148,325	180,917	948,765
Performance Fee Compensation Realized
Carried Interest	162,287	415,210	—	50,582	—	628,079
Incentive Fees	—	2,865	11,745	34,515	—	49,125
Unrealized
Carried Interest	11,098	(171,661)	1,036	(45,349)	—	(204,876)
Incentive Fees	—	8,020	12,404	(3,974)	—	16,450

Total Compensation and Benefits	382,982	518,007	171,538	184,099	180,917	1,437,543
Other Operating Expenses	145,258	125,539	65,852	70,273	62,326	469,248

Total Expenses	528,240	643,546	237,390	254,372	243,243	1,906,791

Economic Income	$492,995	$785,851	$220,654	$207,655	$64,799	$1,771,954

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income (Loss) Before Provision for Taxes and Total Assets as of and for the nine months ended September 30, 2016 and 2015:

	September 30, 2016 and the Nine Months Then Ended			Nine Months Ended September 30, 2015
	Total Segments	Consolidation Adjustments and Reconciling Items	Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items	Blackstone Consolidated
Revenues	$3,489,460	$67,005(a)	$3,556,465	$3,678,745	$70,388(a)	$3,749,133
Expenses	$1,853,036	$251,054(b)	$2,104,090	$1,906,791	$627,206(b)	$2,533,997
Other Income	$—	$111,240(c)	$111,240	$—	$158,703(c)	$158,703
Economic Income	$1,636,424	$(72,809)(d)	$1,563,615	$1,771,954	$(398,115)(d)	$1,373,839
Total Assets	$18,320,184	$6,093,336(e)	$24,413,520

(a)	The Revenues adjustment represents management and performance fees earned from Blackstone Funds that were eliminated in consolidation to arrive at Blackstone consolidated revenues, non-segment related Investment Income (Loss), which is included in Blackstone consolidated revenues and the elimination of inter-segment interest income.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles, expenses related to transaction-related equity-based compensation and the elimination of inter-segment interest expense to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Nine Months Ended September 30,
	2016	2015
Fund Management Fees and Performance Fees Eliminated in Consolidation and Transactional Investment Loss	$(68,308)	$(80,519)
Fund Expenses Added in Consolidation	(4,016)	53,218
Income Associated with Non-Controlling Interests of Consolidated Entities	189,782	187,970
Transaction-Related Other Loss	(6,218)	(1,966)

Total Consolidation Adjustments and Reconciling Items	$111,240	$158,703

(d)	The reconciliation of Economic Income to Income Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Nine Months Ended September 30,
	2016	2015
Economic Income	$1,636,424	$1,771,954

Adjustments
Amortization of Intangibles	(68,470)	(81,243)
Transaction-Related Charges	(194,121)	(504,842)
Income Associated with Non-Controlling Interests of Consolidated Entities	189,782	187,970

Total Consolidation Adjustments and Reconciling Items	(72,809)	(398,115)

Income Before Provision for Taxes	$1,563,615	$1,373,839

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

19.	SUBSEQUENT EVENTS

On October 5, 2016, Blackstone Holdings Finance Co. L.L.C. issued €600 million in aggregate principal amount of 1.000% Senior Notes which will mature on October 5, 2026. See Note 12. “Borrowings” for additional information.

ITEM 1A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	September 30, 2016
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$1,781,882	$—	$—	$1,781,882
Cash Held by Blackstone Funds and Other	218,160	890,807	—	1,108,967
Investments	10,946,535	5,420,744	(409,345)	15,957,934
Accounts Receivable	338,202	168,690	—	506,892
Reverse Repurchase Agreements	89,326	—	—	89,326
Due from Affiliates	1,302,223	28,289	(20,100)	1,310,412
Intangible Assets, Net	278,219	—	—	278,219
Goodwill	1,718,519	—	—	1,718,519
Other Assets	359,228	14,251	—	373,479
Deferred Tax Assets	1,287,890	—	—	1,287,890

Total Assets	$18,320,184	$6,522,781	$(429,445)	$24,413,520

Liabilities and Partners’ Capital
Loans Payable	$2,801,453	$4,443,181	$—	$7,244,634
Due to Affiliates	1,212,895	117,106	(20,100)	1,309,901
Accrued Compensation and Benefits	2,292,718	—	—	2,292,718
Securities Sold, Not Yet Purchased	103,015	73,203	—	176,218
Repurchase Agreements	3,261	58,834	—	62,095
Accounts Payable, Accrued Expenses and Other Liabilities	558,641	415,278	—	973,919

Total Liabilities	6,971,983	5,107,602	(20,100)	12,059,485

Redeemable Non-Controlling Interests in Consolidated Entities	—	194,150	—	194,150

Partners’ Capital
Partners’ Capital	6,345,484	409,503	(410,195)	6,344,792
Accumulated Other Comprehensive Income (Loss)	(48,320)	—	850	(47,470)
Non-Controlling Interests in Consolidated Entities	1,708,192	811,526	—	2,519,718
Non-Controlling Interests in Blackstone Holdings	3,342,845	—	—	3,342,845

Total Partners’ Capital	11,348,201	1,221,029	(409,345)	12,159,885

Total Liabilities and Partners’ Capital	$18,320,184	$6,522,781	$(429,445)	$24,413,520

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

•

Real Estate. Since our start in 1991, we have become a world leader in real estate investing. We have managed or continue to manage a number of global, European and Asian focused opportunistic real estate funds, several real estate debt investment vehicles, a NYSE publicly traded REIT (“BXMT”) and several core+ real estate funds. In addition, we manage Blackstone Real Estate Income Trust, Inc. (“BREIT”), a non-listed REIT formed to invest primarily in stabilized income-oriented commercial real estate in the United States. We refer to our opportunistic real estate funds as our Blackstone Real Estate Partners (“BREP”) funds, our real estate debt investment vehicles as our Blackstone Real Estate Debt Strategies (“BREDS”) funds and our core+ real estate funds as our Blackstone Property Partners (“BPP”) funds.

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

Despite volatility and uncertainty at the outset of the third quarter following the U.K. vote to leave the European Union (“Brexit”), markets rebounded substantially in the remainder of the quarter, with most indices ending up. The S&P 500 ended the quarter up 3%, the FTSE 100 up 6%, the Euro Stoxx up 5%, the Nikkei 225 up 6%, the Hang Seng up 12% and the MSCI World up 5%.

Developments in currency markets were generally mixed in the quarter, with the U.S. dollar showing continued strength amid more evidence of improving economic growth and moderately accelerating inflation. The pound fell a further 3% versus the U.S. dollar in the third quarter, bringing it to down 12% year-to-date, while the Euro and Japanese yen both rose 1% during the quarter.

Bond markets posted modest gains during the quarter, with the Bloomberg Barclays U.S. Aggregate Index gaining 0.5%. While U.S. Treasury rates rose slightly from historic lows, investment grade credit experienced a modest gain of 1% and agency mortgage-backed securities returned 0.6%. High yield corporate bonds and emerging market debt outperformed other fixed income asset classes during the quarter with excess returns of 6% and 4%, respectively. Central banks have continued to be accommodative, holding interest rates at or near record lows. The Federal Reserve left the federal funds target rate range unchanged at a range of 0.25% to 0.50% during its July and September meetings, but has provided an upbeat outlook for the economy in both announcements, increasing the likelihood of a near-term rate hike.

U.S. equity markets have performed well, with the S&P 500 and Dow reaching all-time highs during the third quarter. The overall economic outlook remains moderate, with current forecasts calling for global economic growth of 3.1% in 2016 before recovering to 3.4% in 2017. U.S. GDP growth in the third quarter was 2.9%, significantly stronger than the 1.4% pace during the second quarter. In line with the first half of the year, GDP in China is expected to be 6.6% year over year for 2016, further supporting the idea of stabilization.

The rally in oil during the first half of 2016 did not extend into the third quarter, with West Texas Intermediate Crude (“WTI”) ending the quarter flat at $48.24. The quarter was somewhat volatile, with consecutive periods of rising and falling crude oil prices and weekly changes ranging from -10% to 10% for both WTI and Brent oil. Natural gas prices were down 2% during the quarter, while gasoline prices across the U.S. continued to stay low, ending the quarter at $2.22 a gallon.

The rate of corporate credit defaults remained elevated, with 130 global defaults by the end of the third quarter, the highest level since the financial crisis, driven largely by the energy sector. Overall capital markets volumes improved slightly from the second quarter, though debt issuance continued to significantly outpace equity. Global debt volume reached $5.5 trillion during the first nine months of 2016, given record low borrowing costs, while global equity volume was only $479 billion, down 28% year over year. Global mergers and acquisitions volume continued to fall during the third quarter to $753 billion, down 27% since the prior year, although the first month of the fourth quarter showed an uptick in mergers and acquisitions activity.

Global growth is projected to pick up modestly in 2017 and thereafter, driven largely by emerging market and developing economies, with ongoing uncertainty in the U.K. and Europe due to Brexit. Improvement in the U.S. economy continues slowly, buoyed by low unemployment and favorable labor market conditions, solid household spending and stronger housing activity.

Significant Transactions

On August 31, 2016, Blackstone amended and restated its revolving credit facility to, among other things, increase the amount of the revolving credit facility from $1.1 billion to $1.5 billion and to extend the maturity date of the revolving credit facility from May 29, 2019 to August 31, 2021.

On October 5, 2016, Blackstone issued €600 million in aggregate principal amount of 1.000% senior notes maturing on October 5, 2026.

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

Congress, the Organization for Economic Co-operation and Development (“OECD”) and other government agencies in jurisdictions in which we and our affiliates invest or do business have maintained a focus on issues related to the taxation of multinational companies. The OECD, which represents a coalition of member countries, is contemplating changes to numerous long-standing tax principles through its base erosion and profit shifting project, which is focused on a number of issues, including the shifting of profits between affiliated entities in different tax jurisdictions. Additionally, the Obama administration has announced other proposals for potential reform to the U.S. federal income tax rules for businesses, including reducing the deductibility of interest for corporations, anti-inversion rules, reducing the top marginal rate on corporations and subjecting entities currently treated as partnerships for tax purposes to an entity-level income tax similar to the corporate income tax. Several of these proposals for reform, if enacted by the United States or by other countries in which we or our affiliates invest or do business, could adversely affect us. It is unclear what any actual legislation would provide, when it would be proposed or what its prospects for enactment would be. In addition, the Treasury and the Internal Revenue Service recently issued final and temporary regulations addressing the federal income tax treatment of debt between certain related parties (“related-party debt”). For U.S. federal income tax purposes, the regulations generally (a) treat related-party debt as equity if such debt is issued in connection with certain transactions and (b) impose threshold documentation requirements for such related-party debt. The new regulations could limit interest deductions in certain situations for us and our investment structures.

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

Economic Income

Blackstone uses Economic Income (“EI”) as a key measure of value creation, a benchmark of its performance and in making resource deployment and compensation decisions across its four segments. EI represents segment net income before taxes excluding transaction-related charges. Transaction-related charges arise from Blackstone’s initial public offering (“IPO”) and long-term retention programs outside of annual deferred compensation and other corporate actions, including acquisitions. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets and contingent consideration associated with acquisitions. EI presents revenues and expenses on a basis that deconsolidates the investment funds Blackstone manages. Economic Net Income (“ENI”) represents EI adjusted to include current period taxes. Taxes represent the total tax provision calculated under accounting principles generally accepted in the United States of America (“GAAP”) adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes. EI, our principal segment measure, is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. (See Note 18. “Segment Reporting” in the “Notes to Condensed Consolidated Financial Statements” in Part I. Item 1. Financial Statements.)

Fee Related Earnings

Blackstone uses Fee Related Earnings (“FRE”), which is derived from EI, as a measure to highlight earnings from operations excluding: (a) the income related to performance fees and related performance fee compensation, (b) income earned from Blackstone’s investments in the Blackstone Funds, and (c) net interest income (loss). Management uses FRE as a measure to assess whether recurring revenue from our businesses is sufficient to adequately cover all of our operating expenses and generate profits. FRE equals contractual fee revenues, less (a) compensation expenses (which includes amortization of non-IPO and non-acquisition-related equity-based awards, but excludes amortization of IPO and acquisition-related equity-based awards, Carried Interest and incentive fee compensation) and (b) non-interest operating expenses. See “— Liquidity and Capital Resources —Sources of Liquidity” below for our discussion of FRE.

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

Assets Under Management. Assets Under Management refers to the assets we manage. Our Assets Under Management equals the sum of:

(a)	the fair value of the investments held by our carry funds and our side-by-side and co-investment entities managed by us, plus the capital that we are entitled to call from investors in those funds and entities pursuant to the terms of their respective capital commitments, including capital commitments to funds that have yet to commence their investment periods, plus for certain credit-oriented funds the amounts available to be borrowed under asset based credit facilities,

(b)	the net asset value of our funds of hedge funds, hedge funds, open ended core+ real estate fund, certain registered investment companies, and BREIT,

(c)	the invested capital or fair value of assets we manage pursuant to separately managed accounts,

(d)	the amount of debt and equity outstanding for our CLOs and CDOs during the reinvestment period,

(e)	the aggregate par amount of collateral assets, including principal cash, for our CLOs and CDOs after the reinvestment period,

(f)	the gross amount of assets (including leverage) for certain of our credit-focused registered investment companies, and

(g)	the fair value of common stock, preferred stock, convertible debt, or similar instruments issued by BXMT.

Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Our funds of hedge funds, hedge funds and funds structured like hedge funds in our Hedge Fund Solutions, Credit and Real Estate segments generally have structures that afford an investor the right to withdraw or redeem their interests on a periodic basis (for example, annually or quarterly), typically with 30 to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. Investment advisory agreements related to certain separately managed accounts in our Hedge Fund Solutions and Credit segments may generally be terminated by an investor on 30 to 90 days’ notice.

Fee-Earning Assets Under Management. Fee-Earning Assets Under Management refers to the assets we manage on which we derive management and/or performance fees. Our Fee-Earning Assets Under Management equals the sum of:

(a)	for our Private Equity segment funds and Real Estate segment carry funds including certain real estate debt investment funds and certain of our Hedge Fund Solutions funds, the amount of capital commitments, committed investable capital, remaining invested capital, fair value or par value of assets held, depending on the fee terms of the fund,

(b)	for our credit-focused carry funds, the amount of remaining invested capital (which may include leverage) or net asset value, depending on the fee terms of the fund,

(c)	the remaining invested capital of co-investments managed by us on which we receive fees,

(d)	the net asset value of our funds of hedge funds, hedge funds, open ended core+ real estate fund, certain real estate separately managed accounts, certain registered investment companies, and BREIT,

(e)	the invested capital, fair value of assets or the net asset value we manage pursuant to separately managed accounts,

(f)	the net proceeds received from equity offerings and accumulated core earnings of BXMT, subject to certain adjustments,

(g)	the aggregate par amount of collateral assets, including principal cash, of our CLOs, CDOs and certain credit-focused separately managed accounts, and

(h)	the gross amount of assets (including leverage) or the net assets (plus leverage where applicable) for certain of our credit-focused registered investment companies.

Each of our segments includes certain Fee-Earning Assets Under Management on which we earn performance fees but not management fees.

Our calculations of assets under management and fee-earning assets under management may differ from the calculations of other asset managers, and as a result this measure may not be comparable to similar measures presented by other asset managers. In addition, our calculation of assets under management includes commitments to, and the fair value of, invested capital in our funds from Blackstone and our personnel, regardless of whether such commitments or invested capital are subject to fees. Our definitions of assets under management and fee-earning assets under management are not based on any definition of assets under management and fee-earning assets under management that is set forth in the agreements governing the investment funds that we manage.

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

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2016 and 2015. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

The following tables set forth information regarding our consolidated results of operations and certain key operating metrics for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		2016 vs. 2015		Nine Months Ended September 30,		2016 vs. 2015
	2016	2015	$	%	2016	2015	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$596,154	$703,596	$(107,442)	-15%	$1,812,883	$1,894,496	$(81,613)	-4%

Performance Fees
Realized
Carried Interest	503,990	435,189	68,801	16%	1,058,633	2,580,266	(1,521,633)	-59%
Incentive Fees	30,295	33,455	(3,160)	-9%	88,155	110,775	(22,620)	-20%
Unrealized
Carried Interest	106,202	(1,055,920)	1,162,122	N/M	242,080	(1,124,010)	1,366,090	N/M
Incentive Fees	30,545	(50,832)	81,377	N/M	45,900	36,274	9,626	27%

Total Performance Fees	671,032	(638,108)	1,309,140	N/M	1,434,768	1,603,305	(168,537)	-11%

Investment Income (Loss)
Realized	119,351	99,952	19,399	19%	172,387	445,705	(273,318)	-61%
Unrealized	23,752	(179,298)	203,050	N/M	67,347	(262,024)	329,371	N/M

Total Investment Income (Loss)	143,103	(79,346)	222,449	N/M	239,734	183,681	56,053	31%

Interest and Dividend Revenue	21,819	26,244	(4,425)	-17%	67,180	70,129	(2,949)	-4%
Other	(423)	(813)	390	-48%	1,900	(2,478)	4,378	N/M

Total Revenues	1,431,685	11,573	1,420,112	N/M	3,556,465	3,749,133	(192,668)	-5%

Expenses
Compensation and Benefits Compensation	329,634	393,655	(64,021)	-16%	1,031,061	1,426,233	(395,172)	-28%
Performance Fee Compensation
Realized
Carried Interest	168,427	97,798	70,629	72%	314,511	628,079	(313,568)	-50%
Incentive Fees	15,436	15,062	374	2%	44,810	49,126	(4,316)	-9%
Unrealized
Carried Interest	70,044	(228,697)	298,741	N/M	175,247	(204,876)	380,123	N/M
Incentive Fees	13,508	(14,641)	28,149	N/M	19,645	16,450	3,195	19%

Total Compensation and Benefits	597,049	263,177	333,872	127%	1,585,274	1,915,012	(329,738)	-17%
General, Administrative and Other	124,322	158,664	(34,342)	-22%	378,355	436,496	(58,141)	-13%
Interest Expense	37,278	36,860	418	1%	111,512	105,644	5,868	6%
Fund Expenses	15,128	18,296	(3,168)	-17%	28,949	76,845	(47,896)	-62%

Total Expenses	773,777	476,997	296,780	62%	2,104,090	2,533,997	(429,907)	-17%

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	61,395	(16,867)	78,262	N/M	111,240	158,703	(47,463)	-30%

Income (Loss) Before Provision for Taxes	719,303	(482,291)	1,201,594	N/M	1,563,615	1,373,839	189,776	14%
Provision for Taxes	27,714	1,573	26,141	N/M	84,275	144,168	(59,893)	-42%

Net Income (Loss)	691,589	(483,864)	1,175,453	N/M	1,479,340	1,229,671	249,669	20%
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	10,764	(12,520)	23,284	N/M	2,314	8,787	(6,473)	-74%
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	82,653	30,671	51,982	169%	187,468	179,183	8,285	5%
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	285,267	(247,318)	532,585	N/M	618,274	532,782	85,492	16%

Net Income (Loss) Attributable to The Blackstone Group L.P.	$312,905	$(254,697)	$567,602	N/M	$671,284	$508,919	$162,365	32%

N/M    Not meaningful.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues

Total Revenues were $1.4 billion for the three months ended September 30, 2016, an increase of $1.4 billion compared to Total Revenues for the three months ended September 30, 2015. The increase in revenues was primarily attributable to increases of $1.3 billion in Performance Fees and $222.4 million in Investment Income, partially offset by a decrease of $107.4 million in Management and Advisory Fees, Net.

The increase in Performance Fees was primarily attributable to increases in our Private Equity, Real Estate and Credit segments. The increase in our Private Equity segment was a result of higher returns compared to the third quarter of 2015 driven by the public investment portfolio, particularly in energy. The increase in Performance Fees in our Real Estate segment was primarily due to an increase in the net appreciation of investment holdings within our opportunistic funds, which appreciated 3.7% versus 0.1% of depreciation in the comparable 2015 quarter. Our core+ funds appreciated 2.9% in the quarter. Our real estate debt drawdown and hedge funds appreciated 2.7% and 2.9%, respectively. The increase in Performance Fees in our Credit segment was primarily due to a significant rebound in energy investments as well as appreciation of distressed debt positions. The composite net returns of Blackstone’s significant Credit segment funds for the three months ended September 30, 2016 were 4.6% for Performing Credit Strategies and 4.8% for Distressed Strategies.

The increase in Investment Income was primarily due to increases in our Real Estate and Private Equity segments. The increase in our Real Estate segment was primarily due to the net increase in appreciation of investments in our BREP VI fund. The increase in our Private Equity segment was a result of higher returns compared to the third quarter of 2015 driven by the public investment portfolio.

The decrease in Management and Advisory Fees, Net was primarily due to the spin-off of the operations of our historical Financial Advisory segment, partially offset by an increase in our Real Estate segment. The increase in our Real Estate segment was primarily due to the launch of BREP VIII which began earning management fees in the third quarter of 2015.

Expenses

Expenses were $773.8 million for the three months ended September 30, 2016, an increase of $296.8 million compared to $477.0 million for the three months ended September 30, 2015. The increase was primarily attributable to an increase of $397.9 million in Performance Fee Compensation due to the increase in Performance Fees Revenue. This increase was partially offset by decreases of $64.0 million in Compensation and $34.3 million in General, Administrative and Other Expense. The decrease in Compensation was due to a decrease in Management Fee Revenue, on which a portion of compensation is based. The decrease in General, Administrative and Other Expense was primarily due to transactional costs incurred in 2015 associated with the spin-off of the operations of our historical Financial Advisory segment.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues

Total Revenues were $3.6 billion for the nine months ended September 30, 2016, a decrease of $192.7 million compared to Total Revenues for the nine months ended September 30, 2015 of $3.7 billion. The decrease in Total Revenues was primarily attributable to decreases of $168.5 million in Performance Fees and $81.6 million in Management and Advisory Fees, Net, partially offset by an increase in Investment Income of $56.1 million.

The decrease in Performance Fees was principally due to decreases in our Private Equity and Real Estate segments, partially offset by an increase in our Credit segment. The decrease in our Private Equity segment was driven by slightly lower appreciation than the comparable 2015 period. The decrease in our Real Estate segment was primarily attributable to the net decrease in the appreciation from our opportunistic funds. For the nine months ended September 30, 2016, the carrying value of investments for our opportunistic and core+ funds increased 7.3% and 9.4%, respectively. Our real estate debt drawdown and hedge funds appreciated 8.7% and depreciated 0.3%, respectively. The increase in our Credit segment was due to a significant rebound in energy investments as well as appreciation of distressed debt positions. The composite net returns of Blackstone’s significant Credit segment funds for the nine months ended September 30, 2016 were 7.5% for Distressed Strategies and 12.7% for Performing Credit Strategies.

The decrease in Management and Advisory Fees, Net was primarily due to the spin-off of the operations of our historical Financial Advisory segment, partially offset by an increase in our Real Estate segment. The increase in our Real Estate segment was primarily due to the launch of BREP VIII which began earning management fees in the third quarter of 2015.

The increase in Investment Income was primarily attributable to increases in our Real Estate and Hedge Fund Solutions segments. The increase in our Real Estate segment was primarily attributable to an increase in the net appreciation of investments on our BREP VI fund. The increase in our Hedge Fund Solutions segment was primarily attributable to higher returns compared to the third quarter of 2015.

Expenses

Expenses were $2.1 billion for the nine months ended September 30, 2016, a decrease of $429.9 million compared to $2.5 billion for the nine months ended September 30, 2015. The decrease was primarily attributable to a decrease in Compensation of $395.2 million due to lower equity-based compensation expense related to awards granted in connection with Blackstone’s IPO, which were fully vested and expensed as of June 30, 2015, as well as a decrease in Management Fee Revenue. This decrease was partially offset by a net increase in Performance Fee Compensation of $65.4 million, principally due to an increase in Performance Fees Revenue in our Credit segment.

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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities was $61.4 million for the three months ended September 30, 2016, an increase of $78.3 million compared to $(16.9) million for the three months ended September 30, 2015. The increase was principally driven by increases in our Hedge Fund Solutions, Real Estate and Private Equity segments of $28.6 million, $25.4 million and $25.1 million, respectively. The increase in our Hedge Fund Solutions segment was primarily the result of an increase in investment performance. The increase in our Real Estate segment was primarily the result of a year over year net increase in the appreciation of investments in our opportunistic funds. The increase in our Private Equity segment was primarily a result of appreciation in private investments.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Other Income — Net Gains (Losses) from Fund Investment Activities was $111.2 million for the nine months ended September 30, 2016, a decrease of $47.5 million compared to $158.7 million for the nine months ended September 30, 2015. The decrease was principally driven by decreases in our Real Estate, Credit and Hedge Fund Solutions segments of $43.5 million, $8.9 million and $4.3 million, respectively, partially offset by an increase in our Private Equity segment of $9.2 million. The decrease in our Real Estate segment was primarily the result of a year over year net decrease in the appreciation of investments across our opportunistic funds and real estate debt hedge funds. The decrease in our Credit segment was primarily the result of a year over year decrease in the appreciation of investments held across CLOs. The decrease in our Hedge Fund Solutions segment was primarily the result of a net decrease in investment performance. The increase in our Private Equity segment was primarily a result of appreciation in the energy sector.

Provision for Taxes

Blackstone’s Provision for Taxes for the three months ended September 30, 2016 and 2015 was $27.7 million and $1.6 million, respectively. This resulted in an effective tax rate of 3.9% and -0.3%, respectively, based on our Income (Loss) Before Provision for Taxes of $719.3 million and $(482.3) million, respectively. The primary factor that contributed to the 4.2% increase in the effective tax rate for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was the amount of pre-tax income including interest income ($578.1 million) for the three months ended September 30, 2016, compared to the amount of pre-tax loss net of interest income ($453.7 million) for the three months ended September 30, 2015, that was passed through to common unitholders and non-controlling interest holders and was not taxable to the Partnership and its subsidiaries. The change in this amount resulted in a 4.7% increase in the effective tax rate between the respective three month periods.

Blackstone’s Provision for Taxes for the nine months ended September 30, 2016 and 2015 was $84.3 million and $144.2 million, respectively. This resulted in an effective tax rate of 5.4% and 10.5%, respectively, based on our Income Before Provision for Taxes of $1.6 billion and $1.4 billion, respectively. A primary contributing factor to the 5.1% decrease in the effective tax rate for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was the pre-tax book income including interest income of $1.3 billion and $1.1 billion for nine months ended September 30, 2016 and nine months ended September 30, 2015, respectively, that was passed through to common unitholders and non-controlling interest holders and was not taxable to the Partnership and its subsidiaries. The change in these amounts resulted in a 1.2% decrease in the effective tax rate between the respective nine month periods.

Non-Controlling Interests in Consolidated Entities

The Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities and Net Income Attributable to Non-Controlling Interests in Consolidated Entities is attributable to the consolidated Blackstone Funds. The amounts of these items vary directly with the performance of the consolidated Blackstone Funds and largely eliminate the amount of Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities from the Net Income (Loss) Attributable to The Blackstone Group L.P.

Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings is derived from the Income (Loss) Before Provision for Taxes, excluding the Net Gains (Losses) from Fund Investment Activities and the percentage allocation of the income between Blackstone Holdings and The Blackstone Group L.P. after considering any contractual arrangements that govern the allocation of income (loss) such as fees allocable to The Blackstone Group L.P.

For the three months ended September 30, 2016 and 2015, the net income before taxes allocated to Blackstone Holdings was 46.0% and 46.9%, respectively. For the nine months ended September 30, 2016 and 2015, the net income before taxes allocated to Blackstone Holdings was 46.2% and 47.0%, respectively. The decreases of 0.9% and 0.8%, respectively, were primarily due to conversions of Blackstone Holdings Partnership Units to Blackstone common units and the vesting of common units.

Operating Metrics

The following graph summarizes the Fee-Earning Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the three and nine months ended September 30, 2016 and 2015. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management”:

Note:    Totals in graph may not add due to rounding.

	Three Months Ended
	September 30, 2016					September 30, 2015
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$69,467,174	$66,744,550	$64,973,999	$64,820,990	$266,006,713	$49,537,189	$62,683,857	$65,512,170	$61,608,998	$239,342,214
Inflows, including Commitments (a)	2,535,887	1,035,730	2,453,519	2,869,704	8,894,840	2,167,399	3,505,204	2,166,621	3,448,700	11,287,924
Outflows, including Distributions (b)	(208,579)	(7,769)	(2,058,447)	(1,085,717)	(3,360,512)	(5,159)	(6,187)	(946,976)	(1,000,574)	(1,958,896)
Realizations (c)	(2,620,097)	(2,385,487)	(16,792)	(1,566,769)	(6,589,145)	(1,016,313)	(1,558,691)	(265,863)	(2,850,351)	(5,691,218)

Net Inflows (Outflows)	(292,789)	(1,357,526)	378,280	217,218	(1,054,817)	1,145,927	1,940,326	953,782	(402,225)	3,637,810
Market Appreciation (Depreciation) (d)(f)	173,525	398,059	1,082,692	1,151,555	2,805,831	(122,712)	234,439	(1,283,614)	(868,781)	(2,040,668)

Balance, End of Period (e)	$69,347,910	$65,785,083	$66,434,971	$66,189,763	$267,757,727	$50,560,404	$64,858,622	$65,182,338	$60,337,992	$240,939,356

Increase (Decrease)	$(119,264)	$(959,467)	$1,460,972	$1,368,773	$1,751,014	$1,023,215	$2,174,765	$(329,832)	$(1,271,006)	$1,597,142
Increase (Decrease)	-0%	-1%	2%	2%	1%	2%	3%	-1%	-2%	1%

	Nine Months Ended
	September 30, 2016					September 30, 2015
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$51,451,196	$67,345,357	$65,665,439	$61,684,380	$246,146,372	$43,890,167	$52,563,068	$61,417,558	$58,821,006	$216,691,799
Inflows, including Commitments (a)	26,781,314	3,512,067	7,335,367	9,193,534	46,822,282	11,478,595	22,915,069	7,638,280	12,066,075	54,098,019
Outflows, including Distributions (b)	(2,876,562)	(151,284)	(6,633,452)	(3,248,535)	(12,909,833)	(1,096,336)	(4,134,328)	(3,954,401)	(4,598,743)	(13,783,808)
Realizations (c)	(6,027,971)	(5,891,068)	(193,746)	(3,872,693)	(15,985,478)	(3,779,695)	(6,412,592)	(379,076)	(5,078,992)	(15,650,355)

Net Inflows (Outflows)	17,876,781	(2,530,285)	508,169	2,072,306	17,926,971	6,602,564	12,368,149	3,304,803	2,388,340	24,663,856
Market Appreciation (Depreciation) (d)(g)	19,933	970,011	261,363	2,433,077	3,684,384	67,673	(72,595)	459,977	(871,354)	(416,299)

Balance, End of Period (e)	$69,347,910	$65,785,083	$66,434,971	$66,189,763	$267,757,727	$50,560,404	$64,858,622	$65,182,338	$60,337,992	$240,939,356

Increase (Decrease)	$17,896,714	$(1,560,274)	$769,532	$4,505,383	$21,611,355	$6,670,237	$12,295,554	$3,764,780	$1,516,986	$24,247,557
Increase (Decrease)	35%	-2%	1%	7%	9%	15%	23%	6%	3%	11%

	Three Months Ended
	September 30, 2016					September 30, 2015
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$99,685,655	$103,197,060	$68,649,878	$84,749,076	$356,281,669	$92,026,337	$91,578,634	$67,829,866	$81,288,709	$332,723,546
Inflows, including Commitments (a)	3,360,901	3,232,770	2,425,207	5,713,711	14,732,589	3,881,773	4,275,973	3,125,890	4,943,035	16,226,671
Outflows, including Distributions (b)	(270,260)	(22,466)	(2,057,563)	(1,127,774)	(3,478,063)	(79,057)	(6,915)	(957,200)	(1,069,336)	(2,112,508)
Realizations (c)	(4,468,641)	(7,345,682)	(19,885)	(1,717,032)	(13,551,240)	(2,704,995)	(3,049,688)	(277,717)	(3,216,088)	(9,248,488)

Net Inflows (Outflows)	(1,378,000)	(4,135,378)	347,759	2,868,905	(2,296,714)	1,097,721	1,219,370	1,890,973	657,611	4,865,675
Market Appreciation (Depreciation) (d)(h)	1,414,667	2,814,880	1,115,871	1,709,800	7,055,218	(1,633,389)	389,552	(1,314,891)	(1,104,972)	(3,663,700)

Balance, End of Period (e)	$99,722,322	$101,876,562	$70,113,508	$89,327,781	$361,040,173	$91,490,669	$93,187,556	$68,405,948	$80,841,348	$333,925,521

Increase (Decrease)	$36,667	$(1,320,498)	$1,463,630	$4,578,705	$4,758,504	$(535,668)	$1,608,922	$576,082	$(447,361)	$1,201,975
Increase (Decrease)	0%	-1%	2%	5%	1%	-1%	2%	1%	-1%	0%

	Nine Months Ended
	September 30, 2016					September 30, 2015
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$94,280,074	$93,917,824	$69,105,425	$79,081,252	$336,384,575	$73,073,252	$80,863,187	$63,585,671	$72,858,960	$290,381,070
Inflows, including Commitments (a)	13,707,852	16,732,593	7,631,278	14,911,678	52,983,401	24,883,583	24,863,736	8,688,589	19,616,753	78,052,661
Outflows, including Distributions (b)	(1,118,263)	(436,663)	(6,685,818)	(4,015,571)	(12,256,315)	(222,036)	(269,466)	(4,022,615)	(5,199,041)	(9,713,158)
Realizations (c)	(10,401,999)	(14,281,911)	(202,983)	(4,367,487)	(29,254,380)	(10,054,677)	(17,021,718)	(403,983)	(6,048,500)	(33,528,878)

Net Inflows	2,187,590	2,014,019	742,477	6,528,620	11,472,706	14,606,870	7,572,552	4,261,991	8,369,212	34,810,625
Market Appreciation (Depreciation) (d)(i)	3,254,658	5,944,719	265,606	3,717,909	13,182,892	3,810,547	4,751,817	558,286	(386,824)	8,733,826

Balance, End of Period (e)	$99,722,322	$101,876,562	$70,113,508	$89,327,781	$361,040,173	$91,490,669	$93,187,556	$68,405,948	$80,841,348	$333,925,521

Increase	$5,442,248	$7,958,738	$1,008,083	$10,246,529	$24,655,598	$18,417,417	$12,324,369	$4,820,277	$7,982,388	$43,544,451
Increase	6%	8%	1%	13%	7%	25%	15%	8%	11%	15%

(a)	Inflows represent contributions in our hedge funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs and increases in the capital we manage pursuant to separately managed account programs.
(b)	Outflows represent redemptions in our hedge funds and closed-end mutual funds, client withdrawals from our separately managed account programs and decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments).
(c)	Realizations represent realizations from the disposition of assets, capital returned to investors from CLOs and the effect of changes in the definition of Total Assets Under Management.
(d)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Fee-Earning Assets Under Management and Total Assets Under Management as of September 30, 2016 included $95.1 million and $133.2 million, respectively, from a joint venture in which we are the minority interest holder.

(f)	For the three months ended September 30, 2016, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $5.2 million, $63.1 million, $83.1 million and $151.5 million for the Private Equity, Real Estate, Credit and Total segments, respectively. For the three months ended September 30, 2015, such impact was $(13.5) million, $62.4 million, $14.6 million and $63.5 million for the Private Equity, Real Estate, Credit and Total segments, respectively.
(g)	For the nine months ended September 30, 2016, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $6.3 million, $83.5 million, $286.4 million and $376.2 million for the Private Equity, Real Estate, Credit and Total segments, respectively. For the nine months ended September 30, 2015, such impact was $(19.9) million, $(314.3) million, $(782.6) million and $(1.1) billion for the Private Equity, Real Estate, Credit and Total segments, respectively.
(h)	For the three months ended September 30, 2016, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $342.6 million, $188.0 million, $97.8 million and $628.3 million for the Private Equity, Real Estate, Credit and Total segments, respectively. For the three months ended September 30, 2015, such impact was $(145.9) million, $(175.8) million, $24.9 million and $(296.8) million for the Private Equity, Real Estate, Credit and Total segments, respectively.
(i)	For the nine months ended September 30, 2016, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $353.5 million, $145.8 million, $350.4 million and $849.7 million for the Private Equity, Real Estate, Credit and Total segments, respectively. For the nine months ended September 30, 2015, such impact was $(254.4) million, $(1.0) billion, $(802.3) million and $(2.1) billion for the Private Equity, Real Estate, Credit and Total segments, respectively.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $267.8 billion at September 30, 2016, an increase of $1.8 billion, or 1%, compared to $266.0 billion at June 30, 2016. The net increase was due to:

•	Inflows of $8.9 billion related to:

•

$2.9 billion in our Credit segment principally related to $957.0 million of inflows across our Long Only platform, $505.3 million raised for a new CLO product, $447.0 million of inflows across our mezzanine funds, $439.0 million of fee-earning inflows across our hedge fund strategies funds, and $377.3 million raised in our business development companies (“BDCs”),

•

$2.5 billion in our Private Equity segment primarily related to capital raised for our Strategic Partners business and our Tactical Opportunities platform, which generated inflows of $2.1 billion and $390.1 million, respectively,

•

$2.5 billion in our Hedge Fund Solutions segment primarily related to $1.3 billion raised for individual investor and specialized solutions, $692.1 million raised for customized solutions, and $489.9 million raised for commingled products, and

•	$1.0 billion in our Real Estate segment primarily related to $608.9 million invested across BREDS and $385.9 million invested in BPP.

•	Net market appreciation of $2.8 billion due to:

•	$1.2 billion appreciation in our Credit segment due to $554.5 million in our BDCs, $284.6 million from our Long Only Platform, and $277.1 million in our hedge fund strategies, and

•	$1.1 billion appreciation in our Hedge Fund Solutions segment due to solid returns from BAAM’s Principal Solutions Composite of 2.9% gross (2.8% net).

Offsetting these increases were:

•	Realizations of $6.6 billion primarily driven by:

•

$2.6 billion in our Private Equity segment primarily from $881.2 million return of capital from BCP V public dispositions, $753.4 million return of capital from BCP VI public and private dispositions, $482.1 million return of capital in Strategic Partners, and $378.8 million return of capital in our Tactical Opportunities platform,

•

$2.4 billion in our Real Estate segment primarily from realizations of $1.1 billion in the BREP global funds, $636.7 million in BREP co-investment, $560.1 million in BREDS and $123.9 million in core+ funds, and

•	$1.6 billion in our Credit segment primarily due to $914.3 million capital returned to investors in CLO products, $237.6 million in dividends from BDCs, and $180.0 million in mezzanine strategies.

•	Outflows of $3.4 billion primarily attributable to:

•

$2.1 billion in our Hedge Fund Solutions segment, reflecting investors’ liquidity needs and certain strategic shifts in their programs, with outflows of $1.2 billion from individual investor and specialized solutions, $826.8 million from customized solutions, and $76.9 million from commingled products, and

•	$1.1 billion in our Credit segment primarily related to $454.0 million in BDCs, $478.4 million in hedge fund strategies and $153.4 million from our Long Only platform.

BAAM had net inflows of $1.6 billion from October 1 through November 1, 2016.

Fee-Earning Assets Under Management were $267.8 billion at September 30, 2016, an increase of $21.6 billion, or 9%, compared to $246.1 billion at December 31, 2015. The net increase was due to:

•	Inflows of $46.8 billion related to:

•

$26.8 billion in our Private Equity segment primarily related to the commencement of investment periods of BCP VII and SP VII, which generated inflows of $17.5 billion and $7.0 billion, respectively, (these amounts are reflected in Total Assets Under Management at each closing of each respective fund),

•

$9.2 billion in our Credit segment principally related to $2.3 billion raised due to new CLO launches, $2.0 billion raised from our Long Only platform, $1.6 billion of capital raised for our BDCs and $1.6 billion raised in our hedge fund strategies funds,

•

$7.3 billion in our Hedge Fund Solutions segment mainly related to growth in individual investor and specialized solutions of $3.9 billion, customized solutions of $1.9 billion and commingled products of $1.5 billion, and

•	$3.5 billion in our Real Estate segment primarily related to $1.8 billion invested across BREDS, $754.8 million raised for BREP co-investment and $538.1 million invested in BPP.

•	Net market appreciation of $3.7 billion due to:

•	$2.4 billion appreciation in our Credit segment due to $1.6 billion in our BDCs, $558.8 million from our Long Only Platform, and $365.0 million in our hedge fund strategies, and

•	$970.0 million appreciation in our Real Estate segment primarily due to $748.5 million from BPP.

Offsetting these increases were:

•	Realizations of $16.0 billion primarily driven by:

•

$6.0 billion in our Private Equity segment primarily due to $3.4 billion of realizations from BCP V, $986.1 million from Strategic Partners, $753.4 million from BCP VI, and $552.0 million from our Tactical Opportunities platform,

•

$5.9 billion in our Real Estate segment primarily attributable to $2.5 billion of realizations across BREP global and European funds, $1.6 billion of realizations from BREDS and $1.5 billion of realizations from BREP co-investment, and

•

$3.9 billion in our Credit segment primarily due to $1.9 billion of capital returned to CLO investors from CLOs that are post their re-investment periods, $951.2 million to investors in drawdown funds and $695.5 million in dividends from BDCs.

•	Outflows of $12.9 billion primarily attributable to:

•

$6.6 billion in our Hedge Fund Solutions segment, reflecting investors’ liquidity needs and certain strategic shifts in their programs, with outflows of $3.9 billion from individual investor and specialized solutions, $1.8 billion from customized solutions and $1.1 billion from commingled products,

•	$3.2 billion in our Credit segment primarily attributable to $1.4 billion from BDCs, $1.0 billion from hedge fund strategies, and $828.3 million from our Long Only platform, and

•	$2.9 billion in our Private Equity segment due to the end of the investment periods of BCP VI and SP VI, driving outflows of $1.8 billion and $561.4 million, respectively.

Total Assets Under Management

Total Assets Under Management were $361.0 billion at September 30, 2016, an increase of $4.8 billion, or 1%, compared to $356.3 billion at June 30, 2016. The net increase was due to:

•	Inflows of $14.7 billion related to:

•

$5.7 billion in our Credit segment primarily due to $3.4 billion raised for our mezzanine strategies, $957.0 million related to our Long Only platform, $509.0 million related to a CLO launch, $377.3 million raised for our BDCs, and $320.5 million for our hedge fund strategies,

•	$3.4 billion in our Private Equity segment primarily due to $2.1 billion from Strategic Partners, $812.0 million from our Tactical Opportunities platform, and $257.3 million from core private equity,

•

$3.2 billion in our Real Estate segment primarily related to $1.4 billion and $573.1 million of recycled capital from BREP VIII and BREP Asia, respectively, $429.4 million raised for our fifth European opportunistic fund, $277.1 million raised for the third mezzanine debt fund and $223.6 million raised for U.S. core+ funds, and

•

$2.4 billion in our Hedge Fund Solutions segment primarily related to $1.3 billion raised for individual investors and specialized solutions, $692.1 million raised for customized solutions and $489.9 million raised for commingled products.

•	Net market appreciation of $7.1 billion due to:

•	$2.8 billion appreciation in our Real Estate segment due to carrying value increases in our opportunistic and core+ funds of 3.7% and 2.9%, respectively,

•	$1.7 billion appreciation in our Credit segment due to $554.5 million from BDCs, $494.1 million in drawdown funds and $324.3 million from hedge fund strategies,

•	$1.4 billion appreciation in our Private Equity segment primarily due to $849.6 million related to BCP VI and $444.9 related to our Tactical Opportunities platform, and

•	$1.1 billion appreciation in our Hedge Fund Solutions segment due to solid returns from BAAM’s Principal Solutions Composite of 2.9% gross, 2.8% net.

Offsetting these increases were:

•	Realizations of $13.6 billion primarily driven by:

•	$7.3 billion in our Real Estate segment primarily due to $5.4 billion of realizations across BREP global, European and Asia funds and $1.2 billion in BREP co-investment,

•

$4.5 billion in our Private Equity segment primarily due to $1.4 billion of realizations in BCP VI, $1.2 billion of realizations in BCP V, $599.3 in BCP co-investment, $578.0 million in our Tactical Opportunities platform, and $442.1 million of realizations in Strategic Partners, and

•	$1.7 billion in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above.

•	Outflows of $3.5 billion primarily attributable to:

•

$2.1 billion in our Hedge Fund Solutions segment primarily due to $1.2 billion in individual investor and specialized solutions, $826.8 million in customized solutions and $76.9 million in commingled products, and

•

$1.1 billion in our Credit segment primarily due to outflows of $454.0 million from our BDCs, $426.4 million from hedge fund strategies and $168.2 million from our Long Only separately managed accounts.

Total Assets Under Management were $361.0 billion at September 30, 2016, an increase of $24.7 billion, or 7%, compared to $336.4 billion at December 31, 2015. The net increase was due to:

•	Inflows of $53.0 billion related to:

•

$16.7 billion in our Real Estate segment due to $7.0 billion raised for our fifth European opportunistic fund (this will become Fee-Earning Assets Under Management when its investment period commences), $3.2 billion raised in our third mezzanine debt fund, $1.8 billion raised in U.S. core+ funds and $752.7 million in BREP co-investment,

•

$14.9 billion in our Credit segment primarily due to $7.0 billion raised from mezzanine strategies (this will become Fee-Earning Assets Under Management when its investment period commences), $2.3 billion raised from CLO launches, $2.0 billion raised in our Long Only business, $1.8 billion raised in our hedge fund strategies and $1.6 billion raised for BDCs,

•

$13.7 billion in our Private Equity segment primarily related to $8.0 billion raised for Strategic Partners, $3.4 billion raised for core private equity, $1.1 billion raised for our Tactical Opportunities platform and $898.6 million raised for BCP VII, (capital raised is included in Fee Earning Assets Under Management at the investment period commencement of each fund or at such time indicated in each fund’s limited partnership agreement), and

•	$7.6 billion in our Hedge Fund Solutions segment primarily driven by continued platform diversification and growth in customized solutions and individual investor solutions.

•	Market appreciation of $13.2 billion due to:

•	$5.9 billion appreciation in our Real Estate segment due to a carrying value increase in our opportunistic and core+ funds of 7.3% and 9.4%, respectively,

•	$3.7 billion appreciation in our Credit segment, due to $1.6 billion in BDCs, $962.0 million in drawdown funds and $592.3 million from our Long Only platform, and

•

$3.3 billion appreciation in our Private Equity segment primarily due to strong fund performance, with a 5.3% overall increase in carrying value, including 8.1% in BEP I, 8.0% in the Tactical Opportunities program and 7.5% in BCP VI.

Offsetting these increases were:

•	Realizations of $29.3 billion primarily driven by:

•

$14.3 billion in our Real Estate segment primarily due to realizations of $10.0 billion across BREP global, European and Asia funds (Total Assets Under Management realizations include total proceeds while Fee-Earning Assets Under Management only includes the invested capital from funds outside of their investment period), $2.6 billion within BREP co-investment and $1.3 billion within BREDS,

•

$10.4 billion in our Private Equity segment primarily due to continued disposition activity across the segment, mainly $4.2 billion from BCP V fund, $2.0 billion from co-investment, $1.6 billion from BCP VI, $1.2 billion from Strategic Partners funds and $887.8 million from our Tactical Opportunities platform, and

•

$4.4 billion in our Credit segment primarily due primarily to $1.5 billion of realizations from our drawdown funds, $1.9 billion of realizations from returns to CLO investors and $695.5 million from our BDCs.

•	Outflows of $12.3 billion primarily attributable to:

•	$6.7 billion in our Hedge Fund Solutions segment primarily due to the reasons described under Fee-Earning Assets Under Management above, and

•	$4.0 billion in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above.

Limited Partner Capital Invested

The following presents the limited partner capital invested during the respective periods. The amount of Limited Partner Capital Invested is a function of finding opportunistic investments that fit our investment philosophy and strategy in each of our segments as well as the relative timing of investment closings within those segments.

Note:	Totals in graph may not add due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	(Dollars in Thousands)
Limited Partner Capital Invested
Private Equity	$1,535,702	$1,683,747	$5,711,155	$5,087,881
Real Estate	4,118,952	1,719,764	8,525,724	6,991,360
Hedge Fund Solutions	66,427	135,105	201,909	483,666
Credit	424,365	588,389	1,286,556	1,874,840

Total	$6,145,446	$4,127,005	$15,725,344	$14,437,747

The following presents the committed undrawn capital available for investment (“dry powder”) for the respective periods:

Note:	Totals may not add due to rounding. Amounts are as of September 30, for each of the periods indicated.
(a)	Represents illiquid drawdown funds only; excludes marketable vehicles; includes both Fee-Earning (third party) capital and general partner and employee commitments that do not earn fees. Amounts are reduced by outstanding commitments to invest, but for which capital has not been called.

	September 30,
	2015	2016
	(Dollars in Thousands)
Dry Powder Available for Investment
Private Equity	$37,295,861	$44,847,156
Real Estate	26,957,656	33,224,323
Hedge Fund Solutions	4,056,742	3,962,663
Credit	16,603,494	20,160,648

Total	$84,913,753	$102,194,790

Net Accrued Performance Fees

The following table presents the accrued performance fees, net of Performance Fee Compensation, of the Blackstone Funds as of September 30, 2016 and 2015. Net accrued performance fees presented do not include clawback amounts, if any, which are disclosed in Note 17. “Commitments and Contingencies — Contingencies —Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. The net accrued performance fees as of each reporting date are principally Unrealized Carried Interest and Incentive Fees which, if realized, can be a significant component of Distributable Earnings.

	September 30,
	2016	2015
	(Dollars in Millions)
Private Equity
BCP IV Carried Interest	$158	$156
BCP V Carried Interest	306	486
BCP VI Carried Interest	484	303
BEP I Carried Interest	70	59
Tactical Opportunities Carried Interest	79	42
BTAS Carried Interest	10	1
Strategic Partners Carried Interest	35	27
Other Carried Interest	2	1

Total Private Equity (a)	1,144	1,075

Real Estate
BREP IV Carried Interest	8	26
BREP V Carried Interest	331	542
BREP VI Carried Interest	488	720
BREP VII Carried Interest	551	613
BREP VIII Carried Interest	132	3
BREP Europe III Carried Interest	152	195
BREP Europe IV Carried Interest	150	112
BREP Asia Carried Interest	102	48
BPP Carried Interest	52	24
BPP Incentive Fees	28	7
BREDS Carried Interest	14	14
BREDS Incentive Fees	2	5
Asia Platform Incentive Fees	7	7

Total Real Estate (a)	2,017	2,316

Hedge Fund Solutions
Incentive Fees	15	38

Total Hedge Fund Solutions	15	38

Credit
Carried Interest	139	134
Incentive Fees	20	22

Total Credit	159	156

Total Blackstone
Carried Interest	3,263	3,506
Incentive Fees	72	79

Net Accrued Performance Fees	$3,335	$3,585

(a)	Private Equity and Real Estate include Co-Investments, as applicable.

Performance Fee Eligible Assets Under Management

The following represents invested and to be invested capital, including closed commitments for funds whose investment period has not yet commenced, on which performance fees could be earned if certain hurdles are met:

Note:	Totals may not add due to rounding. Amounts are as of September 30, 2016.
(a)	Represents invested and to be invested capital at fair value, including closed commitments for funds whose investment period has not yet commenced, on which performance fees could be earned if certain hurdles are met.
(b)	Represents dry powder exclusive of non-fee earning general partner and employee commitments.

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

The following table presents the investment record of our significant drawdown funds from inception through September 30, 2016:

			Unrealized Investments			Realized Investments		Total Investments		Net IRR (c)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	N/A	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	N/A	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	21,359	1.7x	—	2,949,591	1.4x	2,970,950	1.4x	6%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	217,886	2,125,204	1.4x	29%	19,095,827	3.2x	21,221,031	2.8x	43%	36%
BCP V (Dec 2005 / Jan 2011)	21,017,728	1,253,958	6,849,581	1.7x	75%	30,692,791	1.9x	37,542,372	1.9x	9%	8%
BCP VI (Jan 2011 / May 2016)	15,187,689	1,908,754	15,469,123	1.3x	23%	3,517,318	1.8x	18,986,441	1.4x	37%	11%
BEP I (Aug 2011 / Feb 2015)	2,436,822	162,546	2,786,424	1.4x	27%	679,656	1.8x	3,466,080	1.5x	44%	14%
BEP II (Feb 2015 / Feb 2021)	4,951,351	4,309,235	445,946	1.1x	—	—	N/A	445,946	1.1x	N/A	N/M
BCP VII (May 2016 / May 2022)	18,898,630	18,772,247	51,636	1.6x	—	—	N/A	51,636	1.6x	N/A	N/M

Total Corporate Private Equity	$77,590,335	$26,649,201	$27,749,273	1.4x	36%	$71,118,428	2.2x	$98,867,701	1.9x	18%	15%

Tactical Opportunities	$13,179,861	$6,368,316	$7,412,876	1.2x	5%	$1,898,361	1.5x	$9,311,237	1.2x	29%	11%
Tactical Opportunities Co-Invest and Other	1,986,509	702,324	1,442,741	1.2x	—	276,909	1.4x	1,719,650	1.2x	N/A	15%
Strategic Partners I-V and Co-Investment (d)	12,143,182	2,070,134	3,491,609	N/M	—	13,620,041	N/M	17,111,650	1.5x	N/A	13%
Strategic Partners VI LBO, RE and SMA (d)	7,402,171	2,440,032	3,839,293	N/M	—	781,874	N/M	4,621,167	1.3x	N/A	30%
Strategic Partners VII (d)	7,147,505	6,887,623	159,764	N/M	—	—	N/A	159,764	1.1x	N/A	N/M
BCEP (e)	3,424,750	3,424,750	—	N/A	—	—	N/A	—	N/A	N/A	N/A
Other Funds and Co-Investment (f)	1,506,482	468,858	53,053	0.6x	60%	577,706	1.0x	630,759	0.9x	N/A	N/M

Real Estate
Dollar
Pre-BREP	$140,714	$—	$—	N/A	—	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	—	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	N/A	—	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	477,090	0.5x	17%	4,058,230	2.2x	4,535,320	1.7x	35%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	3,055,644	2.2x	27%	9,960,604	2.3x	13,016,248	2.3x	12%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,444	554,547	6,191,837	2.2x	66%	19,656,554	2.4x	25,848,391	2.4x	15%	13%
BREP VII (Aug 2011 / Apr 2015)	13,491,677	2,427,496	14,835,954	1.6x	—	10,271,033	1.9x	25,106,987	1.7x	29%	20%
BREP VIII (Apr 2015 / Oct 2020)	16,148,771	11,221,733	6,150,674	1.2x	1%	1,629,609	1.2x	7,780,283	1.2x	19%	20%

Total Global BREP	$51,681,473	$14,203,776	$30,711,199	1.6x	17%	$53,110,948	2.2x	$83,822,147	1.9x	20%	16%

Euro
BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€—	N/A	—	€1,365,751	2.1x	€1,365,751	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008)	1,629,748	—	527,954	1.1x	67%	1,716,152	1.8x	2,244,106	1.6x	8%	5%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,140	467,500	2,947,028	1.8x	—	2,719,888	2.1x	5,666,916	1.9x	23%	16%
BREP Europe IV (Sep 2013 / Mar 2019)	6,704,537	1,725,273	7,005,289	1.3x	2%	654,145	1.4x	7,659,434	1.3x	26%	13%
BREP Europe V (TBD)	6,241,060	6,265,288	—	N/A	—	—	N/A	—	N/A	N/A	N/A

Total Euro BREP	€18,604,657	€8,458,061	€10,480,271	1.4x	5%	€6,455,936	1.9x	€16,936,207	1.6x	16%	12%

BREP Co-Investment (g)	$6,819,065	$146,573	$3,968,497	1.7x	37%	$8,973,242	2.0x	$12,941,739	1.9x	17%	15%
BREP Asia (Jun 2013 / Dec 2017)	5,082,579	3,219,810	2,755,119	1.5x	2%	1,261,164	1.5x	4,016,283	1.5x	16%	17%

Total BREP	$86,565,707	$27,055,872	$50,490,157	1.5x	14%	$71,952,026	2.1x	$122,442,183	1.8x	19%	16%

BPP (h)	$12,143,289	$3,465,213	$10,493,724	1.2x	—	$107,286	1.9x	$10,601,010	1.2x	36%	14%
BREDS (i)	11,271,187	6,860,509	2,271,859	1.2x	—	6,259,037	1.3x	8,530,896	1.3x	12%	11%
											continued...

			Unrealized Investments			Realized Investments		Total Investments		Net IRR (c)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Hedge Fund Solutions
BSCH (Dec 2013 / Jun 2020) (j)	$3,300,600	$2,630,702	$677,190	1.0x	—	$82,913	N/A	$760,103	1.2x	N/A	3%
BSCH Co-Investment	75,500	31,237	44,495	1.0x	—	1,427	N/A	45,922	1.0x	N/A	1%

Total Hedge Fund Solutions	$3,376,100	$2,661,939	$721,685	1.0x	—	$84,340	N/A	$806,025	1.2x	N/A	3%

Credit (k)
Dollar
Mezzanine I (Jul 2007 / Oct 2011)	$2,000,000	$99,280	$231,180	1.6x	—	$4,613,434	1.6x	$4,844,614	1.6x	N/A	17%
Mezzanine II (Nov 2011 / Nov 2016)	4,120,000	1,441,986	3,305,746	1.1x	—	2,167,785	1.5x	5,473,531	1.2x	N/A	14%
Mezzanine III (Sep 2016 / Sep 2021)	6,482,653	6,385,903	96,857	1.0x	—	—	N/A	96,857	1.0x	N/A	N/M
Rescue Lending I (Sep 2009 / May 2013)	3,253,143	399,836	1,405,895	1.2x	—	4,499,705	1.5x	5,905,600	1.4x	N/A	11%
Rescue Lending II (Jun 2013 / Jun 2018)	5,125,000	2,531,694	3,134,660	1.2x	—	271,552	1.2x	3,406,212	1.2x	N/A	16%
Energy Select Opportunities (Nov 2015 / Nov 2018)	2,856,866	2,576,358	384,627	1.2x	—	131,268	1.4x	515,895	1.3x	N/A	N/M
Euro
European Senior Debt (Feb 2015 / Feb 2018)	€1,964,689	€3,258,998	€646,742	1.0x	—	€142,288	1.2x	€789,030	1.0x	N/A	N/M

Total Credit	$26,104,072	$17,097,521	$9,285,223	1.1x	—	$11,841,214	1.5x	$21,126,437	1.3x	N/A	14%

N/M	Not meaningful.
N/A	Not applicable.
(a)	Available Capital represents total investable capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital and may include leverage, less invested capital. This amount is not reduced by outstanding commitments to investments.
(b)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by invested capital.
(c)	Net Internal Rate of Return (“IRR”) represents the annualized inception to September 30, 2016 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(d)	Realizations are treated as return of capital until fully recovered and therefore unrealized and realized MOICs are not meaningful.
(e)	BCEP, or Blackstone Core Equity Partners, is a core private equity fund which invests with a more modest risk profile and longer hold period.
(f)	Returns for Other Funds and Co-Investment are not meaningful as these funds have limited transaction activity.
(g)	BREP Co-Investment represents co-investment capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(h)	BPP represents the core+ real estate funds which invest with a more modest risk profile and lower leverage.
(i)	Excludes Capital Trust drawdown funds.
(j)	BSCH, or Blackstone Strategic Capital Holdings, is a permanent capital vehicle focused on acquiring strategic minority positions in alternative asset managers.
(k)	Funds presented represent the flagship credit drawdown funds only. The Total Credit Net IRR is the combined IRR of the six credit drawdown funds presented.

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

As a result of the spin-off on October 1, 2015 of Blackstone’s Financial Advisory business, a segment analysis is no longer reported.

Private Equity

The following table presents the results of operations for our Private Equity segment:

	Three Months Ended September 30,		2016 vs. 2015		Nine Months Ended September 30,		2016 vs. 2015
	2016	2015	$	%	2016	2015	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$131,708	$128,452	$3,256	3%	$393,833	$358,753	$35,080	10%
Advisory Fees	1,106	2,547	(1,441)	-57%	2,864	9,819	(6,955)	-71%
Transaction and Other Fees, Net	11,786	9,359	2,427	26%	30,037	17,876	12,161	68%
Management Fee Offsets	(12,917)	(12,262)	(655)	5%	(23,960)	(26,239)	2,279	-9%

Total Management Fees, Net	131,683	128,096	3,587	3%	402,774	360,209	42,565	12%

Performance Fees
Realized
Carried Interest	26,398	214,532	(188,134)	-88%	113,736	1,144,085	(1,030,349)	-90%
Unrealized
Carried Interest	144,597	(809,363)	953,960	N/M	303,519	(548,114)	851,633	N/M

Total Performance Fees	170,995	(594,831)	765,826	N/M	417,255	595,971	(178,716)	-30%

Investment Income (Loss)
Realized	15,469	46,917	(31,448)	-67%	23,038	141,991	(118,953)	-84%
Unrealized	8,884	(110,689)	119,573	N/M	21,558	(101,503)	123,061	N/M

Total Investment Income (Loss)	24,353	(63,772)	88,125	N/M	44,596	40,488	4,108	10%
Interest and Dividend Revenue	9,160	8,119	1,041	13%	28,525	23,406	5,119	22%
Other	411	471	(60)	-13%	2,219	1,161	1,058	91%

Total Revenues	336,602	(521,917)	858,519	N/M	895,369	1,021,235	(125,866)	-12%

Expenses
Compensation and Benefits
Compensation	73,889	70,419	3,470	5%	237,303	209,597	27,706	13%
Performance Fee Compensation
Realized
Carried Interest	13,741	16,303	(2,562)	-16%	60,114	162,287	(102,173)	-63%
Unrealized
Carried Interest	69,300	(141,448)	210,748	N/M	98,046	11,098	86,948	783%

Total Compensation and Benefits	156,930	(54,726)	211,656	N/M	395,463	382,982	12,481	3%
Other Operating Expenses	47,534	43,812	3,722	8%	143,968	145,258	(1,290)	-1%

Total Expenses	204,464	(10,914)	215,378	N/M	539,431	528,240	11,191	2%

Economic Income (Loss)	$132,138	$(511,003)	$643,141	N/M	$355,938	$492,995	$(137,057)	-28%

N/M Not meaningful.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues

Revenues were $336.6 million for the three months ended September 30, 2016, an increase of $858.5 million compared to $(521.9) million for the three months ended September 30, 2015. The increase in revenues was primarily attributable to increases of $765.8 million in Performance Fees, $88.1 million in Investment Income (Loss) and $3.6 million in Total Management Fees, Net.

Revenues in our Private Equity segment in the third quarter of 2016 were higher compared to the third quarter of 2015, primarily driven by appreciation in public investments, particularly in energy. In the third quarter of 2016, BCP V remained below its accumulated preferred return on a realized basis. On an unrealized and total basis, however, BCP V continues to be above its accumulated preferred return, although the need to make up the shortfall on a realized basis with additional realized gains from subsequent transactions is a timing issue that could persist over the next couple of quarters. Our portfolio companies are operating in a stable, if slow growing, economic environment. The market environment is generally characterized by high prices and as a result, the market for new investments remains challenging, although our Private Equity funds remain well positioned to take advantage of market dislocation and rebounding energy prices. Our Private Equity funds continued to commit and deploy capital in the third quarter of 2016, particularly in energy investments. If the identification of capital deployment opportunities remains challenging, the capital markets experience a period of prolonged decline, or market and/or macroeconomic conditions were to deteriorate in the future and adversely affect the investment performance of our Private Equity segment, revenues in the segment would likely be negatively impacted.

Performance Fees, which are determined on a fund by fund basis, were $171.0 million for the three months ended September 30, 2016, an increase of $765.8 million compared to $(594.8) million for the three months ended September 30, 2015. The increase was a result of higher returns compared to the third quarter of 2015, driven by the public investment portfolio.

Investment Income (Loss) was $24.4 million for the three months ended September 30, 2016, an increase of $88.1 million compared to $(63.8) million for the three months ended September 30, 2015 due to higher returns as noted above.

Total Management Fees, Net were $131.7 million for the three months ended September 30, 2016, an increase of $3.6 million compared to $128.1 million for the three months ended September 30, 2015, primarily driven by an increase in Base Management Fees. Base Management Fees were $131.7 million for the three months ended September 30, 2016, an increase of $3.3 million compared to the $128.5 million for the three months ended September 30, 2015, principally due to a higher level of Fee-Earning Assets Under Management from funds across the segment.

Expenses

Expenses were $204.5 million for the three months ended September 30, 2016, an increase of $215.4 million compared to $(10.9) million for the three months ended September 30, 2015. The increase was primarily attributable to an increase of $211.7 million in Total Compensation and Benefits. The increase in Total Compensation and Benefits was due to an increase in Performance Fee Compensation of $208.2 million. Performance Fee Compensation increased as a result of the increase in Performance Fees Revenue. Also, Other Operating Expense increased $3.7 million primarily due to an increase in interest and other expenses allocated to the segment.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues

Revenues were $895.4 million for the nine months ended September 30, 2016, a decrease of $125.9 million compared to $1.0 billion for the nine months ended September 30, 2015. The decrease in revenues was primarily attributable to a decrease of $178.7 million in Performance Fees, partially offset by increases of $42.6 million in Total Management Fees, Net and $4.1 million in Investment Income.

Performance Fees, which are determined on a fund by fund basis, were $417.3 million for the nine months ended September 30, 2016, a decrease of $178.7 million, compared to $596.0 million for the nine months ended September 30, 2015, as total private equity funds appreciated 5.3% during the 2016 period, compared to 7.7% appreciation in the comparable 2015 period driven by public holdings in BCP V.

Total Management Fees, Net were $402.8 million for the nine months ended September 30, 2016, an increase of $42.6 million compared to $360.2 million for the nine months ended September 30, 2015, primarily driven by increases in Base Management Fees and Transaction and Other Fees, Net. Base Management Fees were $393.8 million for the nine months ended September 30, 2016, an increase of $35.1 million compared to $358.8 million for the nine months ended September 30, 2015, principally due to the addition of management fee earning assets across the segment. Transaction and Other Fees, Net were $30.0 million for the nine months ended September 30, 2016, an increase of $12.2 million compared to $17.9 million for the nine months ended September 30, 2015, principally due to timing of investment closings, as well as one-time items related to fundraising fees and legal reserves that were incurred or accrued in the third quarter of 2015.

Investment Income was $44.6 million for the nine months ended September 30, 2016, an increase of $4.1 million, compared to $40.5 million for the nine months ended September 30, 2015, driven primarily by the factors noted above.

Expenses

Expenses were $539.4 million for the nine months ended September 30, 2016, an increase of $11.2 million compared to $528.2 million for the nine months ended September 30, 2015. The increase was primarily attributable to an increase in Compensation of $27.7 million, partially offset by a decrease in Performance Fee Compensation of $15.2 million. Compensation increased primarily due to the increase in Management Fee Revenue, on which a portion of compensation is based as well an increase in headcount to support the growth of the business. Performance Fee Compensation decreased as a result of the decrease in Performance Fees Revenue. In addition, Other Operating Expenses were relatively flat due to decreases in one-time fundraising costs and legal reserves offset by an increase in interest and other expenses allocated to the segment.

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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended September 30,				Nine Months Ended September 30,				September 30, 2016 Inception to Date
	2016		2015 (a)		2016		2015 (a)		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	6%	5%	-9%	-8%	10%	9%	-7%	-7%	56%	43%	50%	36%
BCP V	-4%	-3%	-7%	-3%	6%	5%	10%	7%	11%	9%	10%	8%
BCOM	-30%	-30%	30%	30%	11%	9%	29%	28%	13%	6%	13%	6%
BCP VI	6%	5%	-2%	-1%	7%	6%	5%	4%	46%	37%	17%	11%
BEP I	3%	3%	-7%	-6%	8%	6%	—	-1%	45%	44%	18%	14%
BEP II (b)	N/M	N/M	N/A	N/A	N/M	N/M	N/A	N/A	N/A	N/A	N/M	N/M
Tactical Opportunities	5%	4%	1%	—	8%	6%	8%	5%	38%	29%	14%	11%
Strategic Partners	—	—	6%	5%	2%	—	14%	12%	N/A	N/A	17%	14%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M Not meaningful.

N/A Not applicable.

(a)	Changes in previous period returns may be due to adjustments to previous period(s) transaction amounts.

(b)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Carried Interest allocations.
(b)	BEP II’s investment returns are presented as N/M as all investments in the fund have been held for less than one year.

The corporate private equity funds within the Private Equity segment have five contributed funds with closed investment periods: BCP IV, BCP V, BCP VI, BCOM and BEP I. As of September 30, 2016, BCP IV was above its Carried Interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive Carried Interest) and would still be above its Carried Interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes based on the timings of fund closings, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner (“GP”) is subject to equalization such that (a) the GP accrues Carried Interest when the total Carried Interest for the combined fund classes is positive and (b) the GP realizes Carried Interest so long as clawback obligations, if any, for the combined fund classes are fully satisfied. During the quarter, both fund classes were above their respective Carried Interest thresholds. BCP VI is currently above its Carried Interest threshold. BCOM is currently above its Carried Interest threshold and has generated inception to date positive returns. We are entitled to retain previously realized Carried Interest up to 20% of BCOM’s net gains. As a result, Performance Fees are recognized from BCOM on current period gains and losses. BEP I is currently above its Carried Interest threshold.

Real Estate

The following table presents the results of operations for our Real Estate segment:

	Three Months Ended September 30,		2016 vs. 2015		Nine Months Ended September 30,		2016 vs. 2015
	2016	2015	$	%	2016	2015	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$197,629	$175,710	$21,919	12%	$598,540	$468,801	$129,739	28%
Transaction and Other Fees, Net	14,190	21,390	(7,200)	-34%	71,096	58,116	12,980	22%
Management Fee Offsets	(842)	(10,147)	9,305	-92%	(5,656)	(20,441)	14,785	-72%

Total Management Fees, Net	210,977	186,953	24,024	13%	663,980	506,476	157,504	31%

Performance Fees
Realized
Carried Interest	461,980	169,051	292,929	173%	928,989	1,344,283	(415,294)	-31%
Incentive Fees	3,857	3,879	(22)	-1%	14,025	5,822	8,203	141%
Unrealized
Carried Interest	(113,449)	(128,854)	15,405	-12%	(209,846)	(498,481)	288,635	-58%
Incentive Fees	14,445	2,784	11,661	419%	30,152	12,788	17,364	136%

Total Performance Fees	366,833	46,860	319,973	683%	763,320	864,412	(101,092)	-12%

Investment Income (Loss)
Realized	46,704	39,821	6,883	17%	79,608	196,597	(116,989)	-60%
Unrealized	(6,725)	(95,382)	88,657	-93%	(17,764)	(165,563)	147,799	-89%

Total Investment Income (Loss)	39,979	(55,561)	95,540	N/M	61,844	31,034	30,810	99%
Interest and Dividend Revenue	12,460	11,057	1,403	13%	38,732	31,313	7,419	24%
Other	(548)	(938)	390	-42%	(226)	(3,838)	3,612	-94%

Total Revenues	629,701	188,371	441,330	234%	1,527,650	1,429,397	98,253	7%

Expenses
Compensation and Benefits
Compensation	99,886	99,255	631	1%	303,352	263,573	39,779	15%
Performance Fee Compensation
Realized
Carried Interest	147,419	52,546	94,873	181%	246,936	415,210	(168,274)	-41%
Incentive Fees	1,764	1,838	(74)	-4%	7,197	2,865	4,332	151%
Unrealized
Carried Interest	(38,972)	(23,018)	(15,954)	69%	2,988	(171,661)	174,649	N/M
Incentive Fees	6,229	5,215	1,014	19%	12,929	8,020	4,909	61%

Total Compensation and Benefits	216,326	135,836	80,490	59%	573,402	518,007	55,395	11%
Other Operating Expenses	47,908	42,050	5,858	14%	148,206	125,539	22,667	18%

Total Expenses	264,234	177,886	86,348	49%	721,608	643,546	78,062	12%

Economic Income	$365,467	$10,485	$354,982	N/M	$806,042	$785,851	$20,191	3%

N/M Not meaningful.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues

Revenues were $629.7 million for the three months ended September 30, 2016, an increase of $441.3 million compared to $188.4 million for the three months ended September 30, 2015. The increase in revenues was primarily attributable to increases of $320.0 million in Performance Fees, $95.5 million in Investment Income (Loss) and $24.0 million in Total Management Fees, Net.

In the third quarter of 2016, revenues in our Real Estate segment increased due to appreciation in both public and private holdings. Overall, operating trends in our Real Estate portfolio remain positive and supply-demand fundamentals remain solid in most markets, although we see relatively decelerating growth in certain areas, most notably lodging. As a result of less distress and rising asset values, it has become a more challenging opportunistic investment environment in the U.S. Although our Real Estate segment had moderately lower capital deployment than in the third quarter of 2015, our BPP and BREDS funds committed or deployed significant capital. Our Real Estate funds also remained active on public and private realizations in the third quarter of 2016. If the capital markets experience a period of prolonged decline or market and/or macroeconomic conditions were to deteriorate in the future causing a decline in our Real Estate fund performance, revenues in our Real Estate segment would likely be negatively impacted. In our real estate debt funds, liquid fund performance continued to improve in the third quarter of 2016, recovering from the general market softening earlier in the year, although the recovery in the CMBS market has lagged. The competitive environment for real estate debt investments has been increasingly characterized by less competition from banking institutions than in the past, which continues to create capital deployment opportunities for our real estate debt funds.

Performance Fees, which are determined on a fund by fund basis, were $366.8 million for the three months ended September 30, 2016, an increase of $320.0 million compared to $46.9 million for the three months ended September 30, 2015. The increase in Performance Fees was primarily due to an increase in the net appreciation of investment holdings within our opportunistic funds, which appreciated 3.7% versus 0.1% of depreciation in the comparable 2015 quarter. Our core+ funds appreciated 2.9% in the quarter. Our real estate debt drawdown and hedge funds appreciated 2.7% and 2.9%, respectively.

Investment Income (Loss) was $40.0 million for the three months ended September 30, 2016, an increase of $95.5 million compared to $(55.6) million for the three months ended September 30, 2015, primarily due to the net appreciation of investments in our BREP VI fund. Blackstone has a larger investment in BREP VI than in other funds.

Total Management Fees, Net were $211.0 million for the three months ended September 30, 2016, an increase of $24.0 million compared to $187.0 million for the three months ended September 30, 2015, driven primarily by an increase in Base Management Fees, partially offset by a decrease in Transaction and Other Fees, Net. Base Management Fees were $197.6 million for the three months ended September 30, 2016, an increase of $21.9 million compared to $175.7 million for the three months ended September 30, 2015, primarily due to the launch of BREP VIII which began earning management fees in the third quarter of 2015. Transactions and Other Fees, Net were $14.2 million for the three months ended September 30, 2016, a decrease of $7.2 million compared to $21.4 million for the three months ended September 30, 2015, primarily due to the timing of investment closings in our BREP global funds.

Expenses

Expenses were $264.2 million for the three months ended September 30, 2016, an increase of $86.3 million compared to $177.9 million for the three months ended September 30, 2015. The increase was primarily attributable to increases in Total Compensation and Benefits and Other Operating Expenses of $80.5 million and $5.9 million, respectively. The increase in Total Compensation and Benefits was due to an increase in Performance Fee Compensation of $79.9 million. Performance Fee Compensation increased as a result of the increase in Performance Fees Revenue. The increase in Other Operating Expenses was due to interest and other operating expenses allocated to the segment.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues

Revenues were $1.5 billion for the nine months ended September 30, 2016, an increase of $98.3 million compared to $1.4 billion for the nine months ended September 30, 2015. The increase in revenues was primarily attributable to increases of $157.5 million in Total Management Fees, Net and $30.8 million in Investment Income, partially offset by a decrease of $101.1 million in Performance Fees.

Total Management Fees, Net were $664.0 million for the nine months ended September 30, 2016, an increase of $157.5 million compared to $506.5 million for the nine months ended September 30, 2015, driven primarily by an increase in Base Management Fees. Base Management Fees were $598.5 million for the nine months ended September 30, 2016, an increase of $129.7 million compared to $468.8 million for the nine months ended September 30, 2015, primarily due to the launch of BREP VIII.

Investment Income was $61.8 million for the nine months ended September 30, 2016, an increase of $30.8 million compared to $31.0 million for the nine months ended September 30, 2015, primarily attributable to the same reason noted above.

Performance Fees, which are determined on a fund by fund basis, were $763.3 million for the nine months ended September 30, 2016, a decrease of $101.1 million compared to $864.4 million for the nine months ended September 30, 2015. Performance Fees decreased due to the net decrease in the appreciation of investment holdings within our opportunistic funds. For the nine months ended September 30, 2016, the carrying value of investments for our opportunistic and core+ funds increased 7.3% and 9.4%, respectively. Our real estate debt drawdown and hedge funds appreciated 8.7% and depreciated 0.3%, respectively.

Expenses

Expenses were $721.6 million for the nine months ended September 30, 2016, an increase of $78.1 million compared to $643.5 million for the nine months ended September 30, 2015. The increase was attributable to increases of $55.4 million in Total Compensation and Benefits and $22.7 million in Other Operating Expenses. The increase in Total Compensation and Benefits was due to increases of $39.8 million in Compensation and $15.6 million in Performance Fee Compensation. Compensation increased primarily due to the increase in Management Fees Revenue, on which a portion of compensation is based as well as an increase in headcount to support the growth of the business. The increase in Performance Fee Compensation was driven by stronger performance from post IPO investments on which a greater percentage is paid out as compensation. The increase in Other Operating Expenses was primarily due to interest and other expenses allocated to the segment.

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

The following table presents the internal rates of return of our significant real estate funds:

	Three Months Ended September 30,				Nine Months Ended September 30,				September 30, 2016 Inception to Date
	2016		2015		2016		2015		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP IV	-3%	-2%	-6%	-5%	-11%	-9%	2%	2%	58%	35%	22%	12%
BREP V	5%	5%	-1%	-1%	5%	5%	15%	13%	16%	12%	14%	11%
BREP VI	3%	3%	-10%	-9%	8%	7%	-1%	-1%	19%	15%	17%	13%
BREP VII	3%	2%	5%	4%	6%	4%	16%	12%	40%	29%	28%	20%
BREP VIII	8%	5%	N/M	N/M	23%	15%	N/M	N/M	28%	19%	34%	20%
BREP International II (b)	-1%	-1%	-5%	-5%	2%	2%	17%	15%	10%	8%	7%	5%
BREP Europe III (b)	-2%	-2%	5%	4%	-7%	-7%	18%	14%	34%	23%	25%	16%
BREP Europe IV (b)	3%	2%	7%	5%	6%	4%	23%	17%	45%	26%	20%	13%
BREP Co-Investment (c)	5%	4%	-7%	-7%	10%	9%	-1%	-1%	19%	17%	17%	15%
BREP Asia	10%	8%	3%	2%	25%	18%	17%	11%	22%	16%	27%	17%
BPP	3%	3%	N/A	N/A	10%	8%	N/A	N/A	37%	36%	17%	14%
BREDS Drawdown	4%	3%	7%	4%	10%	6%	9%	5%	16%	12%	16%	11%
BREDS Liquid	3%	2%	1%	1%	2%	—	6%	4%	N/A	N/A	12%	8%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M Not meaningful.

N/A Not applicable.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations.
(b)	Euro-based internal rates of return.
(c)	Excludes fully realized co-investments prior to Blackstone’s IPO.

The following table presents the Carried Interest status of our real estate carry funds with expired investment periods which are currently not generating performance fees as of September 30, 2016:

	Gain to Cross Carried Interest Threshold (a)
Fully Invested Funds	Amount	% Change in Total Enterprise Value (b)	% Change in Equity Value
	(Amounts in Millions)
BREP Int’l II (Sep 2005 / Jun 2008)	€864	44%	178%

(a)	The general partner of each fund is allocated Carried Interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing Carried Interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value.

The Real Estate segment has three funds in their investment period, which were above their respective Carried Interest thresholds as of September 30, 2016: BREP VIII, BREP Asia and BREP Europe IV.

Hedge Fund Solutions

The following table presents the results of operations for our Hedge Fund Solutions segment:

	Three Months Ended				Nine Months Ended
	September 30,		2016 vs. 2015		September 30,		2016 vs. 2015
	2016	2015	$	%	2016	2015	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$130,305	$133,592	$(3,287)	-2%	$390,586	$394,445	$(3,859)	-1%
Transaction and Other Fees, Net	116	219	(103)	-47%	654	244	410	168%
Management Fee Offsets	—	(507)	507	-100%	—	(1,395)	1,395	-100%

Total Management Fees, Net	130,421	133,304	(2,883)	-2%	391,240	393,294	(2,054)	-1%

Performance Fees
Realized
Incentive Fees	4,572	2,783	1,789	64%	7,005	30,214	(23,209)	-77%
Unrealized
Carried Interest	(84)	(5,394)	5,310	-98%	749	2,620	(1,871)	-71%
Incentive Fees	12,038	(29,711)	41,749	N/M	10,139	33,571	(23,432)	-70%

Total Performance Fees	16,526	(32,322)	48,848	N/M	17,893	66,405	(48,512)	-73%

Investment Income (Loss)
Realized	(1,211)	(468)	(743)	159%	(6,471)	(12,600)	6,129	-49%
Unrealized	12,219	(6,411)	18,630	N/M	9,285	104	9,181	N/M

Total Investment Income (Loss)	11,008	(6,879)	17,887	N/M	2,814	(12,496)	15,310	N/M
Interest and Dividend Revenue	4,692	4,136	556	13%	15,193	12,055	3,138	26%
Other	(260)	(66)	(194)	294%	(523)	(1,214)	691	-57%

Total Revenues	162,387	98,173	64,214	65%	426,617	458,044	(31,427)	-7%

Expenses
Compensation and Benefits
Compensation	47,206	44,408	2,798	6%	145,811	146,353	(542)	-0%
Performance Fee Compensation
Realized
Incentive Fees	2,902	(436)	3,338	N/M	6,090	11,745	(5,655)	-48%
Unrealized
Carried Interest	35	(3,041)	3,076	N/M	273	1,036	(763)	-74%
Incentive Fees	4,557	(7,011)	11,568	N/M	3,842	12,404	(8,562)	-69%

Total Compensation and Benefits	54,700	33,920	20,780	61%	156,016	171,538	(15,522)	-9%
Other Operating Expenses	27,432	24,147	3,285	14%	80,796	65,852	14,944	23%

Total Expenses	82,132	58,067	24,065	41%	236,812	237,390	(578)	-0%

Economic Income	$80,255	$40,106	$40,149	100%	$189,805	$220,654	$(30,849)	-14%

N/M Not meaningful.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues

Revenues were $162.4 million for the three months ended September 30, 2016, an increase of $64.2 million compared to $98.2 million for the three months ended September 30, 2015. The increase in revenues was primarily attributable to increases of $48.8 million in Performance Fees and $17.9 million in Investment Income (Loss), partially offset by a decrease of $2.9 million in Total Management Fees, Net.

Our Hedge Fund Solutions segment revenues continued to recover in the third quarter of 2016, with the BPS Composite gross return up 2.9%. In addition, a significant portion of Hedge Fund Solutions’ Fee-Earning Asset Under Management eligible for Incentive Fees moved above the high water mark, resulting in approximately two-thirds of Fee-Earning Assets Under Management eligible for Incentive Fees being above their high water mark as of the end of the third quarter of 2016. If global asset prices again experience a period of extreme volatility or declines, or liquidity needs cause investors to withdraw assets, Hedge Fund Solutions revenues would likely be negatively impacted. Despite challenging market conditions, demand for products in Hedge Fund Solutions remained strong in the third quarter of 2016, and the segment operates multiple business lines, manages strategies that are both long and short asset classes and generates a majority of its revenue through management fees, all of which provide a level of downside protection to Hedge Fund Solutions revenues.

Performance Fees, which are determined on a fund by fund basis, were $16.5 million for the three months ended September 30, 2016, an increase of $48.8 million compared to $(32.3) million for the three months ended September 30, 2015. The increase in Performance Fees was primarily due to higher returns.

Investment Income (Loss) was $11.0 million for the three months ended September 30, 2016, an increase of $17.9 million compared to $(6.9) million for the three months ended September 30, 2015, primarily due to the reasons noted above.

Total Management Fees, Net were $130.4 million for the three months ended September 30, 2016, a decrease of $2.9 million compared to $133.3 million for the three months ended September 30, 2015, driven primarily by a decrease in Base Management Fees. Base Management Fees were $130.3 million for the three months ended September 30, 2016, a decrease of $3.3 million compared to $133.6 million for the three months ended September 30, 2015, primarily due to a fee catchup recorded in the third quarter of 2015 as a result of a non-recurring fund closing.

Expenses

Expenses were $82.1 million for the three months ended September 30, 2016, an increase of $24.1 million compared to $58.1 million for the three months ended September 30, 2015. The increase in expenses was primarily attributable to increases of $20.8 million in Total Compensation and Benefits and $3.3 million in Other Operating Expenses. The increase in Total Compensation and Benefits is mainly attributable to a $18.0 million increase in Performance Fee Compensation. The increase in Performance Fee Compensation was due to the increase in Performance Fees Revenue. The increase in Other Operating Expenses was primarily due to an increase in interest and other expenses allocated to the segment.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues

Revenues were $426.6 million for the nine months ended September 30, 2016, a decrease of $31.4 million compared to $458.0 million for the nine months ended September 30, 2015. The decrease in revenue was primarily attributable to a decrease of $48.5 million in Performance Fees, partially offset by an increase of $15.3 million in Total Investment Income (Loss).

Performance Fees, which are determined on a fund by fund basis, were $17.9 million for the nine months ended September 30, 2016, a decrease of $48.5 million compared to $66.4 million for the nine months ended September 30, 2015. The decrease in Performance Fees was primarily due to lower returns.

Investment Income (Loss) was $2.8 million for the nine months ended September 30, 2016, an increase of $15.3 million compared to $(12.5) million for the nine months ended September 30, 2015. The increase in Investment Income (Loss) was primarily driven by the year over year net depreciation of investments of which Blackstone owns a share.

Expenses

Expenses were $236.8 million for the nine months ended September 30, 2016, a decrease of $0.6 million compared to $237.4 million for the nine months ended September 30, 2015. The decrease in expenses was primarily due to a decrease in Performance Fee Compensation of $15.0 million, partially offset by an increase in Other Operating Expenses of $14.9 million. The decrease in Performance Fee Compensation was due to the decrease in Performance Fees Revenue. The increase in Other Operating Expenses was primarily resulting from an increase in interest and other expense allocations to the segment.

Operating Metrics

The following table presents information regarding our Incentive Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees		Estimated % Above High Water Mark / Benchmark (a)
	As of September 30,		As of September 30,
	2015	2016	2015	2016
	(Dollars in Thousands)
BAAM Managed Funds (b)	$35,825,891	$37,149,111	62%	67%

(a)	Estimated % Above High Water Mark/Benchmark represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable BAAM managed fund has positive investment performance relative to a benchmark, where applicable. Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark or clear a benchmark, thereby resulting in an increase in Estimated % Above High Water Mark/Benchmark.
(b)	For the BAAM managed funds, at September 30, 2016 the incremental appreciation needed for the 33% of Fee-Earning Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $669.7 million, a decrease of $408.6 million, compared to $261.1 million at September 30, 2015. Of the Fee-Earning Assets Under Management below their respective High Water Marks/Benchmarks as of September 30, 2016, 57% were within 5% of reaching their respective High Water Mark.

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

The following table presents the return information of the BAAM Principal Solutions Composite:

	Three Months Ended September 30,				Nine Months Ended September 30,				Average Annual Returns (a)
									Periods Ended September 30, 2016
	2016		2015		2016		2015		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Principal Solutions Composite (b)	3%	3%	-1%	-1%	1%	1%	3%	2%	2%	1%	5%	4%	7%	6%	7%	6%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	BAAM’s Principal Solutions (“BPS”) Composite covers the period from January 2000 to present, although BAAM’s inception date is September 1990. BPS Composite does not include BAAM’s individual investor solutions (i.e., liquid alternatives), long-biased commodities, ventures (i.e., seeding and minority interests), strategic opportunities (i.e., co-investments), Senfina (i.e., direct trading) and advisory (non-discretionary) platforms, except for investments by BPS funds directly into those platforms. BAAM-managed funds in liquidation are also excluded. The historical return is from January 1, 2000.

Credit

The following table presents the results of operations for our Credit segment:

	Three Months Ended September 30,		2016 vs. 2015		Nine Months Ended September 30,		2016 vs. 2015

	2016	2015	$	%	2016	2015	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$133,867	$126,533	$7,334	6%	$391,249	$375,177	$16,072	4%
Transaction and Other Fees, Net	1,823	1,289	534	41%	4,589	4,806	(217)	-5%
Management Fee Offsets	(7,091)	(11,260)	4,169	-37%	(26,731)	(22,480)	(4,251)	19%

Total Management Fees, Net	128,599	116,562	12,037	10%	369,107	357,503	11,604	3%

Performance Fees
Realized
Carried Interest	15,644	51,606	(35,962)	-70%	15,940	91,898	(75,958)	-83%
Incentive Fees	21,866	28,123	(6,257)	-22%	67,078	76,238	(9,160)	-12%
Unrealized
Carried Interest	75,093	(112,366)	187,459	N/M	147,609	(80,099)	227,708	N/M
Incentive Fees	5,689	(26,419)	32,108	N/M	6,988	(10,774)	17,762	N/M

Total Performance Fees	118,292	(59,056)	177,348	N/M	237,615	77,263	160,352	208%

Investment Income (Loss)
Realized	(328)	1,735	(2,063)	N/M	8,028	6,695	1,333	20%
Unrealized	12,875	(10,177)	23,052	N/M	3,726	(530)	4,256	N/M

Total Investment Income (Loss)	12,547	(8,442)	20,989	N/M	11,754	6,165	5,589	91%
Interest and Dividend Revenue	6,769	6,053	716	12%	20,945	17,642	3,303	19%
Other	(28)	(73)	45	-62%	403	3,454	(3,051)	-88%

Total Revenues	266,179	55,044	211,135	384%	639,824	462,027	177,797	38%

Expenses
Compensation and Benefits
Compensation	47,614	51,324	(3,710)	-7%	155,687	148,325	7,362	5%
Performance Fee Compensation
Realized
Carried Interest	7,267	28,950	(21,683)	-75%	7,461	50,582	(43,121)	-85%
Incentive Fees	10,770	13,659	(2,889)	-21%	31,523	34,515	(2,992)	-9%
Unrealized
Carried Interest	39,681	(61,190)	100,871	N/M	73,940	(45,349)	119,289	N/M
Incentive Fees	2,722	(12,846)	15,568	N/M	2,874	(3,974)	6,848	N/M

Total Compensation and Benefits	108,054	19,897	88,157	443%	271,485	184,099	87,386	47%
Other Operating Expenses	28,016	24,898	3,118	13%	83,700	70,273	13,427	19%

Total Expenses	136,070	44,795	91,275	204%	355,185	254,372	100,813	40%

Economic Income	$130,109	$10,249	$119,860	N/M	$284,639	$207,655	$76,984	37%

N/M	Not meaningful.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues

Revenues were $266.2 million for the three months ended September 30, 2016, an increase of $211.1 million compared to $55.0 million for the three months ended September 30, 2015. This change was primarily attributable to increases of $177.3 million in Performance Fees, $21.0 million in Investment Income (Loss) and $12.0 million in Management Fees, Net.

Following a challenging period for global credit markets in early 2016, revenues in our Credit segment continued to increase in the third quarter of 2016 compared to the third quarter of 2015, driven in significant part by distressed debt portfolio gains and a further rebound in energy investments. Although the environment for capital deployment is challenging, our Credit funds have been able to identify attractive investment opportunities, particularly in energy and Europe, and market dislocation and structural changes in the global banking system are creating additional investment opportunities for our Credit funds. However, prolonged periods of market pressure and volatility and depressed energy prices may negatively impact revenues in our Credit segment.

Performance Fees were $118.3 million for the three months ended September 30, 2016, an increase of $177.3 million compared to $(59.1) million for the three months ended September 30, 2015. This change was primarily attributable to a continued rebound in energy investments as well as appreciation of distressed debt positions. The composite net returns of Blackstone’s significant Credit segment funds for the three months ended September 30, 2016 were 4.6% for Performing Credit Strategies and 4.8% for Distressed Strategies.

Investment Income (Loss) was $12.5 million for the three months ended September 30, 2016, an increase of $21.0 million compared to $(8.4) million for the three months ended September 30, 2015. The increase in Investment Income (Loss) was primarily driven by greater returns on Blackstone’s investments in the GSO funds.

Management Fees were $128.6 million for the three months ended September 30, 2016, an increase of $12.0 million compared to $116.6 million for the three months ended September 30, 2015. This change was primarily attributable to a larger Fee-Earning Assets Under Management base.

Expenses

Expenses were $136.1 million for the three months ended September 30, 2016, an increase of $91.3 million compared to $44.8 million for the three months ended September 30, 2015. The increase in expenses was primarily attributable to increases of $88.2 million and $3.1 million in Total Compensation and Benefits and Other Operating Expenses, respectively. The increase in Total Compensation and Benefits was primarily due to an increase in Performance Fee Compensation of $91.9 million. The increase in Performance Fee Compensation was due to the increase in Performance Fees Revenue. The increase in Other Operating Expenses was due to an increase in interest and other expenses allocated to the segment.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues

Revenues were $639.8 million for the nine months ended September 30, 2016, an increase of $177.8 million compared to $462.0 million for the nine months ended September 30, 2015. This change was primarily attributable to increases of $160.4 million in Performance Fees, $11.6 in Total Management Fees, Net and $5.6 million in Investment Income.

Performance Fees were $237.6 million for the nine months ended September 30, 2016, an increase of $160.4 million compared to $77.3 million for the nine months ended September 30, 2015. This change was primarily attributable to a significant rebound in energy investments as well as broad based appreciation of funds. The composite net returns of Blackstone’s significant Credit segment funds were 7.5% for Distressed Strategies and 12.7% for Performing Credit Strategies for the nine months ended September 30, 2016.

Total Management Fees, Net were $369.1 million for the nine months ended September 30, 2016, an increase of $11.6 million compared to $357.5 million for the nine months ended September 30, 2015. The increase in Total Management Fees, Net was primarily driven by Base Management Fees. The increase in Base Management Fees was primarily due to a larger Fee-Earning Assets Under Management base.

Investment Income was $11.8 million for the nine months ended September 30, 2016, an increase of $5.6 million compared to $6.2 million for the nine months ended September 30, 2015. The increase in Investment Income was primarily driven by the factors noted above.

Expenses

Expenses were $355.2 million for the nine months ended September 30, 2016, an increase of $100.8 million compared to $254.4 million for the nine months ended September 30, 2015. The increase in expenses was primarily attributable to increases of $87.4 million in Total Compensation and Benefits and $13.4 million in Other Operating Expenses. The increase in Total Compensation and Benefits was primarily due to an increase of $80.0 million in Performance Fee Compensation, which was driven by an increase in Performance Fees Revenue. In addition, an increase in Compensation of $7.4 million was due to the increase in Management Fees revenue, on which a portion of compensation is based, as well as an increase in headcount to support the growth of the business. The increase in Other Operating Expenses was driven by an increase in interest and other expenses allocated to the segment.

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

The following table presents combined internal rates of return of the segment’s Performing Credit and Distressed Strategies funds:

	Three Months Ended September 30,				Nine Months Ended September 30,				September 30, 2016 Inception to Date

	2016		2015		2016		2015
Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Performing Credit Strategies (b)	6%	5%	-3%	-4%	17%	13%	4%	1%	15%	9%
Distressed Strategies (c)	6%	5%	-4%	-4%	11%	8%	—	-1%	11%	7%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations, net of tax advances.
(b)	Performing Credit Strategies include mezzanine lending funds, BDCs and other performing credit strategy funds. Performing Credit Strategies’ returns represent the IRR of the combined cash flows of the fee-earning funds exceeding $100 million of fair value at each respective quarter end excluding the Blackstone Funds that were contributed to GSO as part of Blackstone’s acquisition of GSO in March 2008. The inception to date returns are from July 16, 2007.
(c)	Distressed Strategies include rescue lending funds, distressed hedge funds and energy strategies. Distressed Strategies’ returns represent the IRR of the combined cash flows of the fee-earning funds exceeding $100 million of fair value at each respective quarter end. The inception to date returns are from August 1, 2005.

As of September 30, 2016, there was $28.9 billion of Performance Fee eligible assets under management invested in Credit strategies that were above the hurdle necessary to generate Incentive Fees or Carried Interest. This represented 50% of the total Performance Fee eligible assets at fair value across all Credit strategies.

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

Total assets were $24.4 billion as of September 30, 2016, an increase of $1.9 billion from December 31, 2015. The increase in total assets was a result of normal business activities.

Total liabilities were $12.1 billion as of September 30, 2016, an increase of $1.8 billion from December 31, 2015. The increase in total liabilities was primarily due to an increase in Loans Payable of $1.1 billion, which was attributable to normal operating activities of our Consolidated Blackstone Funds.

For the three months ended September 30, 2016, we had Total Fee Related Revenues of $601.3 million and related expenses of $372.2 million, generating Fee Related Earnings of $229.0 million and Distributable Earnings of $593.0 million. For the nine months ended September 30, 2016, we had Total Fee Related Revenues of $1.8 billion and related expenses of $1.2 billion, generating Fee Related Earnings of $674.6 million and Distributable Earnings of $1.5 billion.

Sources of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, investments in our own Treasury and liquid funds and access to our debt capacity, including our $1.5 billion committed revolving credit facility and the proceeds from our issuances of senior notes. On August 31, 2016, Blackstone amended and restated its revolving credit facility to, among other things, increase the amount of the revolving credit facility from $1.1 billion to $1.5 billion and to extend the maturity date of the revolving credit facility from May 29, 2019 to August 31, 2021. As of September 30, 2016, Blackstone had $1.8 billion in cash and cash equivalents, $2.1 billion invested in Blackstone’s Treasury Cash Management Strategies, $2.2 billion in investments invested in Blackstone Funds and other investments, against $2.8 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.

On October 5, 2016, Blackstone issued €600 million in aggregate principal amount of 1.000% senior notes maturing on October 5, 2026.

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

The following table is a reconciliation of Net Income (Loss) Attributable to The Blackstone Group L.P. to Economic Income, of Economic Income to Economic Net Income, of Economic Net Income to Fee Related Earnings, of Fee Related Earnings to Distributable Earnings and of Distributable Earnings to Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization:

(Dollars in Thousands)	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net Income (Loss) Attributable to The Blackstone Group L.P.	**$ 312,905**	**$ (254,697)**	**$ 671,284**	**$ 508,919**
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	285,267	(247,318)	618,274	532,782
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	82,653	30,671	187,468	179,183
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	10,764	(12,520)	2,314	8,787
Net Income (Loss)	**$ 691,589**	**$ (483,864)**	**$ 1,479,340**	**$ 1,229,671**
Provision for Taxes	27,714	1,573	84,275	144,168
Income (Loss) Before Provision for Taxes	**$ 719,303**	**$ (482,291)**	**$ 1,563,615**	**$ 1,373,839**
Transaction-Related Charges[(a)]	60,029	80,962	194,121	504,842
Amortization of Intangibles[(b)]	22,054	30,624	68,470	81,243
(Income) Associated with Non-Controlling Interests of Consolidated Entities[(c)]	(93,417)	(18,151)	(189,782)	(187,970)
Economic Income (Loss)	**$ 707,969**	**$ (388,856)**	**$ 1,636,424**	**$ 1,771,954**
Taxes[(d)]	(20,985)	(27,070)	(59,013)	(57,376)
Economic Net Income (Loss)	**$ 686,984**	**$ (415,926)**	**$ 1,577,411**	**$ 1,714,578**
Taxes[(d)]	20,985	27,070	59,013	57,376
Performance Fee Adjustment[(e)]	(672,646)	639,349	(1,436,083)	(1,604,051)
Investment (Income) Loss Adjustment[(f)]	(87,887)	136,131	(121,008)	(64,284)
Net Interest Loss[(g)]	14,184	9,522	41,081	32,335
Performance Fee Compensation and Benefits Adjustment[(h)]	267,415	(130,479)	554,213	488,778
Fee Related Earnings	**$ 229,035**	**$ 265,667**	**$ 674,627**	**$ 624,732**
Net Realized Performance Fees[(i)]	350,454	357,114	787,452	2,015,336
Realized Investment Income[(j)]	60,634	87,526	104,203	331,815
Net Interest (Loss)[(g)]	(14,184)	(9,522)	(41,081)	(32,335)
Taxes and Related Payables Including Payable Under Tax Receivable Agreement[(k)]	(51,089)	(27,070)	(99,471)	(64,651)
Equity-Based Compensation[(l)]	18,178	17,819	58,724	90,764
Distributable Earnings	**$ 593,028**	**$ 691,534**	**$ 1,484,454**	**$ 2,965,661**
Interest Expense	47,265	44,981	144,476	129,271
Taxes and Related Payables Including Payable Under Tax Receivable Agreement[(k)]	51,089	27,070	99,471	64,651
Depreciation and Amortization	7,338	6,719	19,961	20,361
Adjusted EBITDA	**$ 698,720**	**$ 770,304**	**$ 1,748,362**	**$ 3,179,944**

(a)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s IPO and long-term retention programs outside of annual deferred compensation and other corporate actions.
(b)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s IPO and other corporate actions.
(c)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes the amount of (Income) Loss Associated with Non-Controlling Interests of Consolidated Entities and includes the amount of Management Fee Revenues associated with consolidated CLO entities.
(d)	Taxes represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes.
(e)	This adjustment removes from EI the total segment amount of Performance Fees.
(f)	This adjustment removes from EI the total segment amount of Investment Income.
(g)	This adjustment represents Interest Income and Dividend Revenue less Interest Expense.
(h)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Fees.
(i)	Represents the adjustment for realized Performance Fees net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto. Equals the sum of Net Realized Incentive Fees and Net Realized Carried Interest.
(j)	Represents the adjustment for Blackstone’s Realized Investment Income.
(k)	Taxes and Related Payables Including Payable Under Tax Receivable Agreement represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and the Payable Under Tax Receivable Agreement.
(l)	Represents equity-based award expense included in EI, which excludes all transaction-related equity-based charges.

Liquidity Needs

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes, and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of September 30, 2016 consisted of the following:

	Blackstone and General Partner		Senior Managing Directors and Certain Other Professionals (a)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Private Equity
BCP VII	$500,000	$499,135	$225,000	$225,000
BCP VI	719,718	130,481	250,000	45,139
BCP V	629,356	40,519	—	—
BEP I	50,000	4,857	—	—
BEP II	80,000	75,296	26,667	25,000
BCEP	99,750	99,750	—	—
Tactical Opportunities	249,654	116,631	61,015	39,000
Strategic Partners	341,856	267,149	58,627	48,203
Other (c)	225,622	19,588	—	—
Real Estate
BREP VIII	300,000	209,547	100,000	70,000
BREP VII	300,000	53,047	100,000	17,667
BREP VI	750,000	36,809	150,000	12,333
BREP Europe III	100,000	13,231	35,000	4,333
BREP Europe IV	130,000	30,455	43,333	10,000
BREP Europe V	130,000	130,000	43,333	43,333
BREP Asia	50,392	32,894	16,667	11,000
BREDS II	50,000	27,649	16,667	9,333
BREDS III	50,000	50,000	16,667	16,667
CT Opportunity Partners I (b)	25,000	24,742	—	—
Other (c)	128,673	35,476	—	—
Hedge Fund Solutions
Strategic Alliance	50,000	2,033	—	—
Strategic Alliance II	50,000	1,482	—	—
Strategic Alliance III	2,000	2,000	—	—
Strategic Holdings LP	50,000	40,009	—	—
Other (c)	800	259	—	—
Credit
Capital Opportunities Fund II LP	120,000	46,844	76,832	29,993
GSO Capital Solutions II	125,000	84,570	119,959	81,160
Blackstone/GSO Capital Solutions	50,000	6,552	27,666	3,625
BMezz II	17,692	3,085	—	—
GSO Credit Alpha Fund LP	52,102	23,352	50,247	22,521
GSO Euro Senior Debt Fund LP	63,000	58,079	57,070	52,612
GSO Energy Select Opportunities Fund	80,000	73,750	74,682	68,847
Capital Opportunities Fund III LP	132,653	130,474	12,165	11,965
Other (c)	95,373	45,747	23,102	9,618
Other
Treasury	66,720	21,732	—	—

Total	$5,865,361	$2,437,224	$1,584,699	$857,349

(a)	For some of the general partner commitments shown in the table above, we require our senior managing directors and certain other professionals to fund a portion of the commitment even though the ultimate obligation to fund the aggregate commitment is ours pursuant to the governing agreements of the respective funds. The amounts of the aggregate applicable general partner original and remaining commitment are shown in the table above. In addition, certain senior managing directors and other professionals are required to fund a de minimis amount of the commitment in the other private equity, real estate and credit-focused carry funds. We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described above will be more than sufficient to fund our working capital requirements.
(b)	Represents a legacy fund managed by us as a result of the 2012 acquisition of the investment advisory business of BXMT.
(c)	Represents capital commitments to a number of other funds in each respective segment.

Blackstone, through indirect subsidiaries, has a $1.5 billion unsecured revolving credit facility (the “Credit Facility”) with Citibank, N.A., as Administrative Agent with a maturity date of August 31, 2021. Borrowings may also be made in U.K. sterling, euros, Swiss francs or Japanese yen, in each case subject to certain sub-limits. The Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee-earning assets under management, each tested quarterly.

In August 2009, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”) issued $600 million in aggregate principal amount of 6.625% Senior Notes which will mature on August 15, 2019. In September 2010, the Issuer issued $400 million in aggregate principal amount of 5.875% Senior Notes which will mature on March 15, 2021. In August 2012, the Issuer issued $400 million in aggregate principal amount of 4.75% Senior Notes which will mature on February 15, 2023 and $250 million in aggregate principal amount of 6.25% Senior Notes which will mature on August 15, 2042. In April 2014, the Issuer issued $500 million in aggregate principal amount of 5.000% Senior Notes which will mature on June 15, 2044. In April 2015, the Issuer issued $350 million in aggregate principal amount of 4.450% Senior Notes which will mature on July 15, 2045. In May 2015, the Issuer issued €300 million in aggregate principal amount of 2.000% Senior Notes which will mature on May 19, 2025. On October 5, 2016, the Issuer issued €600 million in aggregate principal amount of 1.000% Senior Notes which will mature on October 5, 2026 (these notes are not included in the September 30, 2016 Condensed Consolidated Statement of Financial Condition). (These Senior Notes are collectively referred to as the “Notes”.) The Notes are unsecured and unsubordinated obligations of the Issuer and are fully and unconditionally guaranteed, jointly and severally, by The Blackstone Group L.P. and each of the Blackstone Holdings Partnerships. The Notes contain customary covenants and financial restrictions that, among other things, limit the Issuer and the guarantors’ ability, subject to certain exceptions, to incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The Notes also contain customary events of default. All or a portion of the Notes may be redeemed at our option, in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the Notes. If a change of control repurchase event occurs, the Notes are subject to repurchase at the repurchase price as set forth in the Notes.

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended September 30, 2016, no units were repurchased. As of September 30, 2016, the amount remaining under this program available for repurchases was $335.8 million.

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

With respect to the third quarter of fiscal year 2016, we have paid to common unitholders a distribution of $0.41 per common unit, aggregating $1.05 per common unit in respect of the nine months ended September 30, 2016. With respect to fiscal year 2015, we paid common unitholders aggregate distributions of $2.73 per common unit.

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

Certain of our Real Estate debt hedge funds, Hedge Fund Solutions funds and credit-focused funds use leverage in order to obtain additional market exposure, enhance returns on invested capital and/or to bridge short-term cash needs. The forms of leverage primarily employed by these funds include purchasing securities on margin, utilizing collateralized financing and using derivative instruments.

The following table presents information regarding these financial instruments in our Condensed Consolidated Statements of Financial Condition:

	Reverse Repurchase Agreements	Repurchase Agreements	Securities Sold, Not Yet Purchased
	(Dollars in Millions)
Balance, September 30, 2016	$89.3	$62.1	$176.2
Balance, December 31, 2015	$204.9	$40.9	$176.7
Nine Months Ended September 30, 2016
Average Daily Balance	$51.5	$59.0	$130.1
Maximum Daily Balance	$230.9	$95.0	$189.5

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of September 30, 2016 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	October 1, 2016 to December 31, 2016	2017-2018	2019-2020	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$18,919	$147,490	$130,951	$487,365	$784,725
Purchase Obligations	9,353	29,678	5,513	—	44,544
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	585,000	2,236,660	2,821,660
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	36,049	288,378	249,622	1,413,541	1,987,590
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	2,937	533,045	—	4,336,870	4,872,852
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	22,401	175,129	173,414	664,086	1,035,030
Blackstone Funds Capital Commitments to Investee Funds (f)	73,069	—	—	—	73,069
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (g)	—	137,451	190,179	865,327	1,192,957
Unrecognized Tax Benefits, Including Interest and Penalties (h)	57	5,969	—	—	6,026
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (i)	2,437,224	—	—	—	2,437,224

Consolidated Contractual Obligations	2,600,009	1,317,140	1,334,679	10,003,849	15,255,677
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	(2,937)	(533,045)	—	(4,336,870)	(4,872,852)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	(22,401)	(175,129)	(173,414)	(664,086)	(1,035,030)
Blackstone Funds Capital Commitments to Investee Funds (f)	(73,069)	—	—	—	(73,069)

Blackstone Operating Entities Contractual Obligations	$2,501,602	$608,966	$1,161,265	$5,002,893	$9,274,726

(a)	We lease our primary office space and certain office equipment under agreements that expire through 2032. In connection with certain office space lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Condensed Consolidated Statements of Financial Condition. The amounts are presented net of contractual sublease commitments.
(b)	Represents the principal amount due on the senior notes we issued. As of September 30, 2016, we had no outstanding borrowings under our revolver.
(c)	Represents interest to be paid over the maturity of our senior notes and borrowings under our revolving credit facility which has been calculated assuming no pre-payments are made and debt is held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.
(d)	These obligations are those of the Blackstone Funds including the consolidated CLO vehicles.
(e)	Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of September 30, 2016, at spreads to market rates pursuant to the financing agreements, and range from 1.0% to 9.4%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(f)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(g)	Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s IPO in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Condensed Consolidated Financial Statements and shown in Note 16. “Related Party Transactions” (see “Part I. Item 1. Financial Statements”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(h)	The total represents gross unrecognized tax benefits of $3.3 million and interest and penalties of $2.7 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $5.9 million and interest of $3.8 million; therefore, such amounts are not included in the above contractual obligations table.
(i)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

Blackstone and certain of its consolidated funds provide financial guarantees. The amounts and nature of these guarantees are described in Note 17. “Commitments and Contingencies — Contingencies — Guarantees” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of September 30, 2016.

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

As of September 30, 2016, the total clawback obligations were $3.4 million, of which $1.8 million related to Blackstone Holdings and $1.6 million related to current and former Blackstone personnel. If, at September 30, 2016, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Carried Interest subject to potential clawback would be $5.0 billion, on an after tax basis where applicable, of which $4.6 billion related to Blackstone Holdings and $382.3 million related to current and former Blackstone personnel. (See Note 16. “Related Party Transactions” and Note 17. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.)

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

On private equity, real estate and certain credit-focused funds:

•	0.25% to 2.00% of committed capital or invested capital during the investment period,

•	0.50% to 1.75% of invested capital or investment fair value subsequent to the investment period for private equity and real estate funds, and

•	1.00% to 1.50% of invested capital or net asset value subsequent to the investment period for certain credit-focused funds.

On real estate and credit-focused funds structured like hedge funds:

•	0.50% to 1.50% of net asset value.

On credit-focused separately managed accounts:

•	0.35% to 1.50% of net asset value.

On real estate separately managed accounts:

•	0.50% to 2.00% of invested capital, net operating income or net asset value.

On funds of hedge funds and separately managed accounts invested in hedge funds:

•	0.50% to 1.25% of net asset value.

On CLO vehicles:

•	0.40% to 0.65% of total assets.

On credit-focused registered and non-registered investment companies:

•	0.35% to 1.50% of fund assets or net asset value.

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

Credit-Focused Investments — The fair values of credit-focused investments are generally determined on the basis of prices between market participants provided by reputable dealers or pricing services. For credit-focused investments that are not publicly traded or whose market prices are not readily available, Blackstone may utilize other valuation techniques, including the discounted cash flow method or a market approach. The discounted cash flow method projects the expected cash flows of the debt instrument based on contractual terms, and discounts such cash flows back to the valuation date using a market-based yield. The market-based yield is estimated using yields of publicly traded debt instruments issued by companies operating in similar industries as the subject investment, with similar leverage statistics and time to maturity.

The market approach is generally used to determine the enterprise value of the issuer of a credit investment, and considers valuation multiples of comparable companies or transactions. The resulting enterprise value will dictate whether or not such credit investment has adequate enterprise value coverage. In cases of distressed credit instruments, the market approach may be used to estimate a recovery value in the event of a restructuring.

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

The carrying value of goodwill was $1.7 billion as of September 30, 2016 and December 31, 2015, respectively. At September 30, 2016 and December 31, 2015, we determined that there was no evidence of Goodwill impairment.

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

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the fair value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the nine months ended September 30, 2016 and September 30, 2015, the percentages of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	Nine Months Ended September 30,
	2016	2015
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	35%	35%

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of September 30, 2016 and September 30, 2015, we estimate that a 10% decline in fair value of the investments would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

September 30,
	2016			2015
		Performance			Performance
		Fees, Net of			Fees, Net of
		Related			Related
	Management	Compensation	Investment	Management	Compensation	Investment
	Fees (a)	Expense (b)	Income (b)	Fees (a)	Expense (b)	Income (b)
(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$91,459	$1,282,928	$250,895	$85,230	$1,388,498	$227,245

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Total Assets Under Management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	September 30, 2016
	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Private Equity	$39,198,703	72%
Real Estate	$65,715,217	83%
Credit	$48,861,963	50%

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of September 30, 2016 and September 30, 2015, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

September 30,
	2016			2015
		Performance			Performance
		Fees, Net of			Fees, Net of
		Related			Related
	Management	Compensation	Investment	Management	Compensation	Investment
	Fees (a)	Expense (b)	Income (b)	Fees (a)	Expense (b)	Income (b)
(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$13,044	$195,523	$29,521	$13,235	$253,312	$33,093

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of September 30, 2016 and September 30, 2015, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	September 30,
	2016	2015
	(Dollars in Thousands)
Annualized Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates	$29	$42

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

September 30,
	2016			2015
			Annualized			Annualized
	Annualized		Increase in	Annualized		Increase in
	Decrease in		Interest Income	Decrease in		Interest Income
	Investment		from Floating	Investment		from Floating
	Income		Rate Assets	Income		Rate Assets
(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$20,762	(a)	$17,272	$12,783	(a)	$13,450

(a)	As of September 30, 2016 and 2015, this represents 0.5% and 0.3% of the Treasury Liquidity Portfolio, respectively.

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

We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	September 30,
	2016	2015
	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$26,902	$52,347

(a)	As of September 30, 2016 and 2015, this represents 0.7% and 1.3% of the Treasury Liquidity Portfolio, respectively.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended September 30, 2016, no units were repurchased. As of September 30, 2016, the amount remaining available for repurchases was $335.8 million under this program. See “Part I. Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 14. Net Income (Loss) Per Common Unit” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity Needs” for further information regarding this unit repurchase program.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common units and Blackstone Holdings Partnership Units.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1	Amended and Restated Credit Agreement dated as of March 23, 2010, as amended and restated as of May 29, 2014, and as further amended and restated as of August 31, 2016, among Blackstone Holdings Finance Co. L.L.C., as borrower, Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings AI L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P., as guarantors, Citibank, N.A., as administrative agent and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on September 7, 2016).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: November 8, 2016

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C.,
its General Partner

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)