Form 10-Q
period 2017-03-31
Blackstone Group L.P.
filed 2017-05-09
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue

New York, New York 10154

(Address of principal executive offices)(Zip Code)

(212) 583-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the Registrant’s voting common units representing limited partner interests outstanding as of May 3, 2017 was 609,204,345. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of May 3, 2017 was 37,538,435.

SIGNATURES	126

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “indicator,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and in this report, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

“Blackstone Funds,” “our funds” and “our investment funds” refer to the private equity funds, real estate funds, funds of hedge funds, credit-focused funds, collateralized loan obligation (“CLO”), real estate investment trusts and registered investment companies that are managed by Blackstone. “Our carry funds” refers to the private equity funds, real estate funds and certain of the hedge fund solutions and credit-focused funds (with multi-year drawdown, commitment-based structures that only pay carry on the realization of an investment) that are managed by Blackstone. We refer to our general corporate private equity funds as Blackstone Capital Partners (“BCP”) funds, our energy-focused private equity funds as Blackstone Energy Partners (“BEP”) funds, our core private equity fund as Blackstone Core Equity Partners (“BCEP”), our opportunistic investment platform that invests globally across asset classes, industries and geographies as Blackstone Tactical Opportunities (“Tactical Opportunities”), our secondary private equity fund of funds business as Strategic Partners Fund Solutions (“Strategic Partners”), a multi-asset investment program for eligible high net worth investors offering exposure to certain of our key illiquid investment strategies through a single commitment as Blackstone Total Alternatives Solution (“BTAS”) and our capital markets services business as Blackstone Capital Markets (“BXCM”). We refer to our real estate opportunistic funds as Blackstone Real Estate Partners (“BREP”) funds and our real estate debt investment funds as Blackstone Real Estate Debt Strategies (“BREDS”) funds. We refer to our core+ real estate funds, which target substantially stabilized assets in prime markets, as Blackstone Property Partners (“BPP”) funds. We refer to our real estate investment trusts as “REITs”, to Blackstone Mortgage Trust, Inc., our NYSE-listed REIT, as “BXMT”, and to Blackstone Real Estate Income Trust, Inc., our non-exchange traded REIT, as “BREIT”. “Our hedge funds” refers to our funds of hedge funds, certain of our real estate debt investment funds, including a registered investment company, and certain other credit-focused funds which are managed by Blackstone.

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

(b)	the net asset value of (1) our hedge funds, real estate debt carry funds and open ended core+ real estate fund (plus, in each case, the capital that we are entitled to call from investors in those funds, including commitments yet to commence their investment periods), and (2) our funds of hedge funds, our Hedge Fund Solutions registered investment companies, and our non-exchange traded REIT,

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

Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Our funds of hedge funds, hedge funds, funds structured like hedge funds and other open ended funds in our Hedge Fund Solutions, Credit and Real Estate segments generally have structures that afford an investor the right to withdraw or redeem their interests on a periodic basis (for example, annually or quarterly), typically with 30 to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. Investment advisory agreements related to certain separately managed accounts in our Hedge Fund Solutions and Credit segments may generally be terminated by an investor on 30 to 90 days’ notice.

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

This report does not constitute an offer of any Blackstone Fund.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	March 31, 2017	December 31, 2016
Assets
Cash and Cash Equivalents	$2,303,680	$1,837,253
Cash Held by Blackstone Funds and Other	1,416,904	1,005,161
Investments (including assets pledged of $142,265 and $119,139 at March 31, 2017 and December 31, 2016, respectively)	18,138,258	17,694,975
Accounts Receivable	1,274,154	772,695
Reverse Repurchase Agreements	44,635	118,495
Due from Affiliates	1,669,124	1,442,378
Intangible Assets, Net	251,640	262,604
Goodwill	1,718,519	1,718,519
Other Assets	257,102	264,788
Deferred Tax Assets	1,263,148	1,286,469

Total Assets	$28,337,164	$26,403,337

Liabilities and Partners’ Capital
Loans Payable	$9,796,933	$8,866,366
Due to Affiliates	1,236,067	1,321,772
Accrued Compensation and Benefits	2,221,161	2,327,762
Securities Sold, Not Yet Purchased	178,448	215,398
Repurchase Agreements	94,646	75,324
Accounts Payable, Accrued Expenses and Other Liabilities	1,707,050	1,081,782

Total Liabilities	15,234,305	13,888,404

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	188,658	185,390

Partners’ Capital
The Blackstone Group L.P. Partners’ Capital
Partners’ Capital (common units: 649,352,407 issued and outstanding as of March 31, 2017; 643,459,542 issued and outstanding as of December 31, 2016)	6,713,622	6,523,929
Accumulated Other Comprehensive Loss	(55,201)	(62,887)

Total The Blackstone Group L.P. Partners’ Capital	6,658,421	6,461,042
Non-Controlling Interests in Consolidated Entities	2,650,789	2,428,964
Non-Controlling Interests in Blackstone Holdings	3,604,991	3,439,537

Total Partners’ Capital	12,914,201	12,329,543

Total Liabilities and Partners’ Capital	$28,337,164	$26,403,337

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands)

The following presents the portion of the consolidated balances presented above, after intercompany eliminations, attributable to consolidated Blackstone Funds which are variable interest entities. The following assets may only be used to settle obligations of these consolidated Blackstone Funds and these liabilities are only the obligations of these consolidated Blackstone Funds and they do not have recourse to the general credit of Blackstone.

	March 31, 2017	December 31, 2016
Assets
Cash Held by Blackstone Funds and Other	$1,088,917	$740,760
Investments	7,184,513	6,459,355
Accounts Receivable	938,363	355,364
Due from Affiliates	14,770	21,300
Other Assets	3,629	2,602

Total Assets	$9,230,192	$7,579,381

Liabilities
Loans Payable	$6,386,217	$5,466,444
Due to Affiliates	57,343	72,609
Securities Sold, Not Yet Purchased	81,417	81,309
Repurchase Agreements	73,393	66,221
Accounts Payable, Accrued Expenses and Other Liabilities	1,208,745	545,481

Total Liabilities	$7,807,115	$6,232,064

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2017	2016
Revenues
Management and Advisory Fees, Net	$642,142	$608,906

Performance Fees
Realized
Carried Interest	1,111,256	230,909
Incentive Fees	47,160	28,419
Unrealized
Carried Interest	(154,683)	47,586
Incentive Fees	59,409	7,579

Total Performance Fees	1,063,142	314,493

Investment Income (Loss)
Realized	251,344	(12,001)
Unrealized	(40,188)	3,493

Total Investment Income (Loss)	211,156	(8,508)

Interest and Dividend Revenue	28,495	23,075
Other	(4,212)	(5,612)

Total Revenues	1,940,723	932,354

Expenses
Compensation and Benefits
Compensation	351,589	346,003
Performance Fee Compensation
Realized
Carried Interest	366,191	58,504
Incentive Fees	22,752	14,124
Unrealized
Carried Interest	(4,387)	30,001
Incentive Fees	23,139	3,448

Total Compensation and Benefits	759,284	452,080
General, Administrative and Other	106,044	123,045
Interest Expense	40,246	37,356
Fund Expenses	24,076	5,229

Total Expenses	929,650	617,710

Other Income
Net Gains from Fund Investment Activities	66,132	19,142

Income Before Provision for Taxes	1,077,205	333,786
Provision for Taxes	57,437	9,146

Net Income	1,019,768	324,640
Net Income (Loss) Attributable to Redeemable
Non-Controlling Interests in Consolidated Entities	2,000	(6,401)
Net Income Attributable to Non-Controlling
Interests in Consolidated Entities	138,685	40,086
Net Income Attributable to Non-Controlling
Interests in Blackstone Holdings	417,258	131,202

Net Income Attributable to The Blackstone Group L.P.	$461,825	$159,753

Net Income Per Common Unit
Common Units, Basic	$0.70	$0.25

Common Units, Diluted	$0.69	$0.23

Weighted-Average Common Units Outstanding
Common Units, Basic	660,939,708	644,897,849

Common Units, Diluted	1,199,506,983	1,194,273,401

Distributions Declared Per Common Unit	$0.47	$0.61

Revenues Earned from Affiliates
Management and Advisory Fees, Net	$50,085	$56,675

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2017	2016
Net Income	$1,019,768	$324,640
Other Comprehensive Income, Net of Tax — Currency Translation Adjustment	11,504	17,612

Comprehensive Income	1,031,272	342,252
Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	2,000	(6,401)
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	142,503	51,243
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	417,258	131,202

Comprehensive Income Attributable to The Blackstone Group L.P.	$469,511	$166,208

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Accumulated Other Compre- hensive Income (Loss)	Total	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2016	643,459,542	$6,523,929	$(62,887)	$6,461,042	$2,428,964	$3,439,537	$12,329,543	$185,390
Net Income	—	461,825	—	461,825	138,685	417,258	1,017,768	2,000
Currency Translation Adjustment	—	—	7,686	7,686	3,818	—	11,504	—
Capital Contributions	—	—	—	—	238,203	—	238,203	11,484
Capital Distributions	—	(308,925)	—	(308,925)	(156,819)	(284,636)	(750,380)	(10,216)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(2,062)	—	(2,062)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	2,297	—	2,297	—	—	2,297	—
Equity-Based Compensation	—	43,703	—	43,703	—	36,355	80,058	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	3,780,081	(11,940)	—	(11,940)	—	(790)	(12,730)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(10,789)	—	(10,789)	—	10,789	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	2,112,784	13,522	—	13,522	—	(13,522)	—	—

Balance at March 31, 2017	649,352,407	$6,713,622	$(55,201)	$6,658,421	$2,650,789	$3,604,991	$12,914,201	$188,658

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Accumulated Other Compre- hensive (Loss)	Total	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2015	624,450,162	$6,322,307	$(52,519)	$6,269,788	$2,408,701	$3,368,509	$12,046,998	$183,459
Net Income (Loss)	—	159,753	—	159,753	40,086	131,202	331,041	(6,401)
Currency Translation Adjustment	—	—	6,455	6,455	11,157	—	17,612	—
Capital Contributions	—	—	—	—	94,418	—	94,418	—
Capital Distributions	—	(389,780)	—	(389,780)	(68,692)	(355,360)	(813,832)	(4)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(5,312)	—	(5,312)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	(1,145)	—	(1,145)	—	—	(1,145)	—
Equity-Based Compensation	—	36,053	—	36,053	—	41,455	77,508	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	4,025,507	(13,262)	—	(13,262)	—	—	(13,262)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	3,618	—	3,618	—	(3,618)	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	3,073,286	18,931	—	18,931	—	(18,931)	—	—

Balance at March 31, 2016	631,548,955	$6,136,475	$(46,064)	$6,090,411	$2,480,358	$3,163,257	$11,734,026	$177,054

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net Income	$1,019,768	$324,640
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Blackstone Funds Related
Net Realized Gains on Investments	(1,464,126)	(253,857)
Change in Unrealized (Gains) Losses on Investments	63,480	(18,321)
Non-Cash Performance Fees	100,524	(15,077)
Non-Cash Performance Fee Compensation	407,696	106,076
Equity-Based Compensation Expense	91,269	79,840
Amortization of Intangibles	10,964	22,828
Other Non-Cash Amounts Included in Net Income	52,123	7,652
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Held by Blackstone Funds and Other	(400,386)	51,134
Accounts Receivable	352,788	(21,063)
Reverse Repurchase Agreements	73,860	159,592
Due from Affiliates	(146,750)	124,519
Other Assets	2,335	52,381
Accrued Compensation and Benefits	(523,779)	(289,532)
Securities Sold, Not Yet Purchased	(37,632)	(76,620)
Accounts Payable, Accrued Expenses and Other Liabilities	(656,935)	(264,198)
Repurchase Agreements	19,415	8,620
Due to Affiliates	(65,935)	(3,642)
Investments Purchased	(2,330,873)	(1,333,052)
Cash Proceeds from Sale of Investments	3,583,318	1,558,301

Net Cash Provided by Operating Activities	151,124	220,221

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(10,007)	(9,934)
Changes in Restricted Cash	7,990	5,843

Net Cash Used in Investing Activities	(2,017)	(4,091)

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2017	2016
Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	$(139,059)	$(68,696)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	246,274	88,079
Payments Under Tax Receivable Agreement	(59,667)	(78,985)
Net Settlement of Vested Common Units and Repurchase of Common and Blackstone Holdings Partnership Units	(12,730)	(13,262)
Proceeds from Loans Payable	996,892	158,456
Repayment and Repurchase of Loans Payable	(125,425)	(21,327)
Distributions to Unitholders	(593,561)	(745,140)

Net Cash Provided by (Used in) Financing Activities	312,724	(680,875)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4,596	(27)

Net Increase (Decrease) in Cash and Cash Equivalents	466,427	(464,772)
Cash and Cash Equivalents, Beginning of Period	1,837,253	1,837,324

Cash and Cash Equivalents, End of Period	$2,303,680	$1,372,552

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$57,339	$60,907

Payments for Income Taxes	$16,849	$6,995

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$1,738	$967

Non-Cash Distributions to Non-Controlling Interest Holders	$(27,976)	$—

Transfer of Interests to Non-Controlling Interest Holders	$(2,062)	$(5,312)

Change in The Blackstone Group L.P.’s Ownership Interest	$(10,789)	$3,618

Net Settlement of Vested Common Units	$60,853	$59,605

Conversion of Blackstone Holdings Partnership Units to Common Units	$13,522	$18,931

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(15,129)	$(14,427)

Due to Affiliates	$12,832	$15,572

Partners’ Capital	$2,297	$(1,145)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission. As disclosed in the audited consolidated financial statements, the Partnership adopted certain accounting guidance for the quarter ended June 30, 2016 and any adjustments were reflected prospectively as of January 1, 2016. As such, the condensed consolidated financial statements for the three months ended March 31, 2016 were recast from the amounts originally reported in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

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

Blackstone has concluded that capital allocation-based Performance Fees (“Capital Allocation-Based Arrangements”) represent equity method investments that are not in the scope of the amended revenue recognition guidance. Therefore, effective January 1, 2018, Blackstone will amend the recognition and measurement of Capital Allocation-Based Arrangements. This accounting change will not change the timing or amount of revenue recognized related to Capital Allocation-Based Arrangements. These amounts are currently recognized within Realized and Unrealized Performance Fees — Carried Interest and Incentive Fees in the Consolidated Statements of Operations. Under the equity method of accounting Blackstone will recognize its allocations of Carried Interest or Incentive Fees within Investment Income along with the allocations proportionate to Blackstone’s ownership interests in the Blackstone Funds. Blackstone will apply a retrospective application and prior periods shall be restated. The impact of adoption is a reclassification of Carried Interest to Investment Income. This change will have no impact on Net Income Attributable to The Blackstone Group L.P. Blackstone has concluded that the majority of its Incentive Fees are not part of a Capital Allocation-Based Arrangement (“Contractual Incentive Fees”), and are within the scope of the amended revenue recognition guidance. This accounting change will delay recognition of Contractual Incentive Fees compared to our current accounting treatment, and it is not expected to have a material impact on Blackstone’s financial statements.

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

3.	INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	March 31, 2017	December 31, 2016
Finite-Lived Intangible Assets/Contractual Rights	$1,400,876	$1,400,876
Accumulated Amortization	(1,149,236)	(1,138,272)

Intangible Assets, Net	$251,640	$262,604

Amortization expense associated with Blackstone’s intangible assets was $11.0 million for the three months ended March 31, 2017 and $22.8 million for the three months ended March 31, 2016.

Amortization of Intangible Assets held at March 31, 2017 is expected to be $43.9 million, $43.8 million, $43.8 million, $43.8 million, and $43.8 million for each of the years ending December 31, 2017, 2018, 2019, 2020, and 2021, respectively. Blackstone’s intangible assets as of March 31, 2017 are expected to amortize over a weighted-average period of 5.9 years.

4.	INVESTMENTS

Investments consist of the following:

	March 31, 2017	December 31, 2016
Investments of Consolidated Blackstone Funds	$7,202,289	$6,480,674
Equity Method Investments	2,955,852	3,092,378
Corporate Treasury Investments	2,451,274	2,518,438
Performance Fees	5,213,345	5,320,994
Other Investments	315,498	282,491

	$18,138,258	$17,694,975

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $384.2 million and $384.4 million at March 31, 2017 and December 31, 2016, respectively.

Investments of Consolidated Blackstone Funds

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income — Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2017	2016
Realized Gains	$55,908	$13,382
Net Change in Unrealized Losses	(28,522)	(25,241)

Realized and Net Change in Unrealized Gains (Losses) from Consolidated Blackstone Funds	27,386	(11,859)
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	38,746	31,001

Other Income — Net Gains from Fund Investment Activities	$66,132	$19,142

Equity Method Investments

Blackstone’s equity method investments include its investments in private equity funds, real estate funds, funds of hedge funds and credit-focused funds and other proprietary investments, which are not consolidated but in which the Partnership exerts significant influence.

Blackstone evaluates each of its equity method investments to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the three months ended March 31, 2017 and 2016, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.

The Partnership recognized net gains related to its equity method investments of $168.5 million and $17.6 million for the three months ended March 31, 2017 and 2016, respectively.

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

	Three Months Ended March 31,
	2017	2016
Realized Losses	$(5,681)	$(18,609)
Net Change in Unrealized Gains	30,480	1,783

	$24,799	$(16,826)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Performance Fees

Performance Fees allocated to the general partner in respect of performance of certain carry funds, funds of hedge funds and credit-focused funds were as follows:

	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
Performance Fees, December 31, 2016	$1,984,792	$2,970,448	$6,132	$359,622	$5,320,994
Performance Fees Allocated as a Result of Changes in Fund Fair Values	399,477	495,505	19,404	60,964	975,350
Foreign Exchange Gain	—	15,858	—	—	15,858
Fund Distributions	(635,706)	(450,940)	(3,347)	(8,864)	(1,098,857)

Performance Fees, March 31, 2017	$1,748,563	$3,030,871	$22,189	$411,722	$5,213,345

Other Investments

Other Investments consist primarily of proprietary investment securities held by Blackstone. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in other investments:

	Three Months Ended March 31,
	2017	2016
Realized Gains	$5	$4,733
Net Change in Unrealized Gains (Losses)	5,488	(6,235)

	$5,493	$(1,502)

5.	NET ASSET VALUE AS FAIR VALUE

A summary of fair value by strategy type alongside the remaining unfunded commitments and ability to redeem such investments as of March 31, 2017 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)		Redemption Notice Period
Diversified Instruments	$169,421	$125	(a	)	(a	)
Credit Driven	206,419	268	(b	)	(b	)
Equity	59,748	—	(c	)	(c	)
Commodities	2,135	—	(d	)	(d	)

	$437,723	$393

(a)	Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 4% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 96% of investments in this category are redeemable as of the reporting date.
(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 43% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 57% of investments in this category are redeemable as of the reporting date.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(c)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 100% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date.
(d)	The Commodities category includes investments in commodities-focused funds that primarily invest in futures and physical-based commodity driven strategies. Investments representing 100% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

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

Blackstone uses foreign currency forward contracts to hedge portions of Blackstone’s net investments in foreign operations. The gains and losses due to change in fair value attributable to changes in spot exchange rates on foreign currency derivatives designated as net investment hedges were recognized in Other Comprehensive Income, Net of Tax — Currency Translation Adjustment. For the three months ended March 31, 2017 the resulting loss was $0.6 million.

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

	March 31, 2017				December 31, 2016
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Net Investment Hedges
Foreign Currency Contracts	$55,678	$771	$—	$—	$—	$—	$51,267	$587

Freestanding Derivatives
Blackstone
Interest Rate Contracts	1,883,697	1,658	512,719	2,239	2,651,583	2,356	546,211	2,355
Foreign Currency Contracts	213,764	2,411	209,298	1,751	164,247	1,037	127,444	966
Credit Default Swaps	—	—	3,000	351	—	—	3,819	215
Investments of Consolidated
Blackstone Funds
Foreign Currency Contracts	279,646	23,930	149,656	1,861	254,162	25,050	136,025	3,903
Credit Default Swaps	—	—	119,625	1,788	—	—	113,057	3,350

	2,377,107	27,999	994,298	7,990	3,069,992	28,443	926,556	10,789

Total	$2,432,785	$28,770	$994,298	$7,990	$3,069,992	$28,443	$977,823	$11,376

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended March 31,
	2017	2016
Net Investment Hedges — Foreign Currency Contracts
Hedge Ineffectiveness	$(22)	$129

Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$(940)	$(7,358)
Foreign Currency Contracts	1,420	(4,310)
Credit Default Swaps	5	(3,811)

Total	$485	$(15,479)

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	$(217)	$(2,666)
Foreign Currency Contracts	(1,960)	15,322
Credit Default Swaps	1,947	(4,276)

Total	$(230)	$8,380

As of March 31, 2017 and December 31, 2016, the Partnership had not designated any derivatives as cash flow hedges.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

7.	FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	March 31, 2017	December 31, 2016
Assets
Loans and Receivables	$112,056	$211,359
Equity and Preferred Securities	466,219	444,713
Assets of Consolidated CLO Vehicles
Corporate Loans	5,587,151	4,762,071
Corporate Bonds	623,944	710,947

	$6,789,370	$6,129,090

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$6,027,719	$5,125,804
Subordinated Notes
Loans Payable	355,694	337,846
Due to Affiliates	7,065	7,748

	$6,390,478	$5,471,398

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Three Months Ended March 31,
	2017		2016
	Realized Gains	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$7,418	$—	$(3,778)
Equity and Preferred Securities	—	13,109	3	(3,832)
Debt Securities	—	—	—	(689)
Assets of Consolidated CLO Vehicles
Corporate Loans	1,872	(11,389)	(13,707)	957
Corporate Bonds	5,634	(5,874)	190	271
Other	—	—	178	—

	$7,506	$3,264	$(13,336)	$(7,071)

Liabilities
Liabilities of Consolidated CLO Vehicles
Subordinated Notes	$—	$7,912	$—	$12,413

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents information for those financial instruments for which the fair value option was elected:

	March 31, 2017			December 31, 2016
		For Financial Assets Past Due (a)			For Financial Assets Past Due (a)
	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess of Fair Value Over Principal	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess of Fair Value Over Principal
Loans and Receivables	$897	$—	$—	$(6,476)	$—	$—
Assets of Consolidated CLO Vehicles
Corporate Loans	(6,631)	—	—	2,616	—	—
Corporate Bonds	4,162	—	—	7,259	—	—

	$(1,572)	$—	$—	$3,399	$—	$—

(a)	Corporate Loans and Corporate Bonds within CLO assets are classified as past due if contractual payments are more than one day past due.

As of March 31, 2017 and December 31, 2016, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status. As of March 31, 2017 and December 31, 2016, no Corporate Bonds included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual status.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy:

	March 31, 2017
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents — Money Market Funds	$988,676	$—	$—	$—	$988,676

Investments
Investments of Consolidated Blackstone Funds (a)
Investment Funds	—	—	—	148,665	148,665
Equity Securities	63,158	58,922	113,797	—	235,877
Partnership and LLC Interests	—	20,870	333,616	—	354,486
Debt Instruments	—	219,752	8,484	—	228,236
Freestanding Derivatives — Foreign Currency Contracts	—	2,337	—	—	2,337
Assets of Consolidated CLO Vehicles
Corporate Loans	—	5,357,082	230,069	—	5,587,151
Corporate Bonds	—	623,944	—	—	623,944
Freestanding Derivatives — Foreign Currency Contracts	—	21,593	—	—	21,593

Total Investments of Consolidated Blackstone Funds	63,158	6,304,500	685,966	148,665	7,202,289

Corporate Treasury Investments
Equity Securities	290,946	—	—	—	290,946
Debt Instruments	—	1,861,996	28,803	55,874	1,946,673
Other	—	—	—	213,655	213,655

Total Corporate Treasury Investments	290,946	1,861,996	28,803	269,529	2,451,274

Other Investments	175,660	10,679	109,630	19,529	315,498

Total Investments	529,764	8,177,175	824,399	437,723	9,969,061

Accounts Receivable — Loans and Receivables	—	—	112,056	—	112,056

Other Assets
Freestanding Derivatives
Interest Rate Contracts	871	787	—	—	1,658
Foreign Currency Contracts	—	2,411	—	—	2,411

Total Freestanding Derivatives	871	3,198	—	—	4,069
Net Investment Hedges — Foreign Currency Contracts	—	771	—	—	771

Total Other Assets	871	3,969	—	—	4,840

	$1,519,311	$8,181,144	$936,455	$437,723	$11,074,633

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	March 31, 2017
	Level I	Level II	Level III	Total
Liabilities
Loans Payable — Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	$—	$6,027,719	$—	$6,027,719
Subordinated Notes (b)	—	355,694	—	355,694

Total Loans Payable	—	6,383,413	—	6,383,413

Due to Affiliates — Liabilities of Consolidated CLO Vehicles (a)
Subordinated Notes (b)	—	7,065	—	7,065

Total Due to Affiliates	—	7,065	—	7,065

Securities Sold, Not Yet Purchased	—	178,448	—	178,448

Accounts Payable, Accrued Expenses and Other Liabilities
Liabilities of Consolidated Blackstone Funds — Freestanding Derivatives (a)
Foreign Currency Contracts	—	1,861	—	1,861
Credit Default Swaps	—	1,788	—	1,788

Total Liabilities of Consolidated Blackstone Funds	—	3,649	—	3,649

Freestanding Derivatives
Interest Rate Contracts	988	1,251	—	2,239
Foreign Currency Contracts	—	1,751	—	1,751
Credit Default Swaps	—	351	—	351

Total Freestanding Derivatives	988	3,353	—	4,341

Total Accounts Payable, Accrued Expenses and Other Liabilities	988	7,002	—	7,990

	$988	$6,575,928	$—	$6,576,916

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31, 2016
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents — Money Market Funds	$443,442	$—	$—	$—	$443,442

Investments
Investments of Consolidated Blackstone Funds (a)
Investment Funds	—	—	—	148,993	148,993
Equity Securities	76,381	70,544	93,657	—	240,582
Partnership and LLC Interests	—	29,430	337,230	—	366,660
Debt Instruments	—	219,049	7,322	—	226,371
Freestanding Derivatives — Foreign Currency Contracts	—	2,327	—	—	2,327
Assets of Consolidated CLO Vehicles
Corporate Loans	—	4,514,407	247,664	—	4,762,071
Corporate Bonds	—	710,947	—	—	710,947
Freestanding Derivatives — Foreign Currency Contracts	—	22,723	—	—	22,723

Total Investments of Consolidated Blackstone Funds	76,381	5,569,427	685,873	148,993	6,480,674

Corporate Treasury Investments
Equity Securities	281,505	—	—	—	281,505
Debt Instruments	—	1,944,171	30,424	54,907	2,029,502
Other	—	—	—	207,431	207,431

Total Corporate Treasury Investments	281,505	1,944,171	30,424	262,338	2,518,438

Other Investments	163,548	—	100,164	18,779	282,491

Total Investments	521,434	7,513,598	816,461	430,110	9,281,603

Accounts Receivable — Loans and Receivables	—	—	211,359	—	211,359

Other Assets
Freestanding Derivatives
Interest Rate Contracts	1,883	473	—	—	2,356
Foreign Currency Contracts	—	1,037	—	—	1,037

Total Freestanding Derivatives	1,883	1,510	—	—	3,393

Total Other Assets	1,883	1,510	—	—	3,393

	$966,759	$7,515,108	$1,027,820	$430,110	$9,939,797

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
Liabilities of Consolidated Blackstone Funds — Freestanding Derivatives (a)
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

The following table summarizes the fair value transfers between Level I and Level II for positions that existed as of March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
	2017	2016
Transfers from Level I into Level II (a)	$—	$2,114
Transfers from Level II into Level I (b)	$—	$28,346

(a)	Transfers out of Level I represent those financial instruments for which restrictions exist and adjustments were made to an otherwise observable price to reflect fair value at the reporting date.
(b)	Transfers into Level I represent those financial instruments for which an unadjusted quoted price in an active market became available for the identical asset.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of March 31, 2017:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities	$61,375	Discounted Cash Flows	Discount Rate	7.3% - 29.1%	12.8%
			Revenue CAGR	-0.6% - 39.7%	7.0%
			Exit Capitalization Rate	5.3% - 11.4%	8.6%
			Exit Multiple - EBITDA	1.9x - 19.0x	9.7x
			Exit Multiple - P/E	9.5x - 17.0x	10.1x
	2,497	Market Comparable Companies	Book Value Multiple	0.9x	N/A
			EBITDA Multiple	8.0x	N/A
	18,088	Other	N/A	N/A	N/A
	1,705	Third Party Pricing	N/A	N/A	N/A
	30,132	Transaction Price	N/A	N/A	N/A
Partnership and LLC Interests	301,370	Discounted Cash Flows	Discount Rate	4.5% - 27.6%	9.2%
			Revenue CAGR	-7.3% - 28.9%	6.9%
			Exit Capitalization Rate	3.0% - 11.0%	5.8%
			Exit Multiple - EBITDA	0.2x - 18.7x	10.8x
			Exit Multiple - P/E	9.3x	N/A
	530	Market Comparable Companies	Book Value Multiple	1.0x	N/A
	14,018	Other	N/A	N/A	N/A
	2,254	Third Party Pricing	N/A	N/A	N/A
	15,444	Transaction Price	N/A	N/A	N/A
Debt Instruments	4,942	Discounted Cash Flows	Discount Rate	8.9% - 20.0%	10.6%
			Revenue CAGR	5.1%	N/A
			Exit Capitalization Rate	4.7% - 8.3%	7.4%
			Exit Multiple - EBITDA	12.0x	N/A
	2,089	Third Party Pricing	N/A	N/A	N/A
	1,453	Transaction Price	N/A	N/A	N/A
Assets of Consolidated CLO Vehicles	14,183	Market Comparable Companies	EBITDA Multiple	9.6x	N/A
	215,886	Third Party Pricing	N/A	N/A	N/A

Total Investments of Consolidated Blackstone Funds	685,966

continued …

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Corporate Treasury Investments	$9,969	Discounted Cash Flows	Discount Rate	5.1% - 10.2%	6.5%
			Default Rate	1.3% - 2.0%	1.9%
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	6.3% - 79.0%	66.4%
			Reinvestment Rate	LIBOR + 350 bps -	LIBOR + 391 bps
				LIBOR + 400 bps
	18,834	Third Party Pricing	N/A	N/A	N/A

Loans and Receivables	112,056	Discounted Cash Flows	Discount Rate	8.4% - 14.3%	12.3%

Other Investments	79,977	Discounted Cash Flows	Discount Rate	0.6% - 15.0%	2.7%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	70.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
	29,653	Transaction Price	N/A	N/A	N/A

Total	$936,455

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2016:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities	$58,826	Discounted Cash Flows	Discount Rate	7.3% - 28.7%	12.7%
			Revenue CAGR	-0.2% - 20.1%	6.3%
			Exit Capitalization Rate	5.0% - 11.4%	8.5%
			Exit Multiple - EBITDA	4.0x - 20.0x	10.0x
			Exit Multiple - P/E	10.5x - 17.0x	11.0x
	2,032	Market Comparable Companies	Book Value Multiple	0.9x	N/A
	22,843	Other	N/A	N/A	N/A
	9,956	Transaction Price	N/A	N/A	N/A
Partnership and LLC Interests	303,281	Discounted Cash Flows	Discount Rate	3.4% - 27.6%	9.4%
			Revenue CAGR	-27.1% - 47.3%	7.2%
			Exit Capitalization Rate	3.0% - 11.0%	6.0%
			Exit Multiple - EBITDA	3.9x - 18.3x	10.5x
			Exit Multiple - P/E	9.3x	N/A
	13,945	Market Comparable Companies	Capitalization Rate	5.0% - 5.6%	5.2%
	12,916	Other	N/A	N/A	N/A
	1,238	Third Party Pricing	N/A	N/A	N/A
	5,850	Transaction Price	N/A	N/A	N/A
Debt Instruments	5,002	Discounted Cash Flows	Discount Rate	8.3% - 20.0%	12.9%
			Revenue CAGR	4.8% - 70.8%	33.8%
			Exit Capitalization Rate	4.7% - 8.3%	7.5%
			Exit Multiple - EBITDA	9.6x - 12.0x	11.0x
	2,227	Third Party Pricing	N/A	N/A	N/A
	93	Transaction Price	N/A	N/A	N/A
Assets of Consolidated CLO Vehicles	13,723	Market Comparable Companies	EBITDA Multiple	9.6x	N/A
	233,941	Third Party Pricing	N/A	N/A	N/A

Total Investments of Consolidated Blackstone Funds	685,873

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Since December 31, 2016, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.

The following tables summarize the changes in financial assets and liabilities measured at fair value for which the Partnership has used Level III inputs to determine fair value and does not include gains or losses that were reported in Level III in prior years or for instruments that were transferred out of Level III prior to the end of the respective reporting period. Total realized and unrealized gains and losses recorded for Level III investments are reported in either Investment Income (Loss) or Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations.

	Level III Financial Assets at Fair Value Three Months Ended March 31,
	2017				2016
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total
Balance, Beginning of Period	$685,873	$211,359	$130,588	$1,027,820	$774,392	$261,994	$155,841	$1,192,227
Transfer In to Level III (b)	47,866	—	9,923	57,789	54,626	—	290	54,916
Transfer Out of Level III (b)	(121,193)	—	(6,080)	(127,273)	(61,879)	—	(4,005)	(65,884)
Purchases	157,904	69,483	12,447	239,834	63,932	298,381	—	362,313
Sales	(112,814)	(176,160)	(10,032)	(299,006)	(92,578)	(267,556)	(20,007)	(380,141)
Settlements	—	(2,491)	(100)	(2,591)	—	(4,294)	(140)	(4,434)
Changes in Gains (Losses) Included in Earnings and Other Comprehensive Income (Loss)	28,330	9,865	1,687	39,882	(1,795)	(667)	(1,715)	(4,177)

Balance, End of Period	$685,966	$112,056	$138,433	$936,455	$736,698	$287,858	$130,264	$1,154,820

Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	$3,197	$9,864	$339	$13,400	$(18,484)	$(667)	$(1,300)	$(20,451)

(a)	Represents corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.

There were no Level III financial liabilities as of and for the three months ended March 31, 2017 and 2016.

9.	VARIABLE INTEREST ENTITIES

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

	March 31, 2017	December 31, 2016
Investments	$669,970	$644,546
Accounts Receivable	14,161	12,308
Due from Affiliates	46,520	35,099

Total VIE Assets	730,651	691,953
Due to Affiliates	689	577
Accounts Payable, Accrued Expenses and Other Liabilities	64	38
Potential Clawback Obligation	83,547	81,936

Maximum Exposure to Loss	$814,951	$774,504

10.	REVERSE REPURCHASE AND REPURCHASE AGREEMENTS

At March 31, 2017, the Partnership received securities, primarily U.S. and non-U.S. government and agency securities, asset-backed securities and corporate debt, with a fair value of $43.4 million as collateral for reverse repurchase agreements that could be repledged, delivered or otherwise used. Securities with a fair value of $43.4 million and cash were used to cover Securities Sold, Not Yet Purchased. The Partnership also pledged securities with a carrying value of $142.3 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

At December 31, 2016, the Partnership pledged securities with a carrying value of $119.1 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables provide information regarding the Partnership’s Repurchase Agreements obligation by type of collateral pledged:

	March 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
U.S. Treasury and Agency Securities	$21,253	$—	$—	$—	$21,253
Asset-Backed Securities	—	17,050	52,423	3,920	73,393

Total	$21,253	$17,050	$52,423	$3,920	$94,646

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$94,646

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
U.S. Treasury and Agency Securities	$7,034	$—	$—	$—	$7,034
Asset-Backed Securities	—	12,805	30,796	24,689	68,290

Total	$7,034	$12,805	$30,796	$24,689	$75,324

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$75,324

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

11.	OFFSETTING OF ASSETS AND LIABILITIES

The following tables present the offsetting of assets and liabilities as of March 31, 2017:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Received	Net Amount
Assets
Net Investment Hedges	$771	$—	$—	$771
Freestanding Derivatives	6,406	1,571	3,867	968
Reverse Repurchase Agreements	44,635	43,419	—	1,216

Total	$51,812	$44,990	$3,867	$2,955

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities
Freestanding Derivatives	$6,129	$1,571	$3,673	$885
Repurchase Agreements	94,646	91,453	3,119	74

Total	$100,775	$93,024	$6,792	$959

The following tables present the offsetting of assets and liabilities as of December 31, 2016:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$5,720	$1,064	$2,892	$1,764
Reverse Repurchase Agreements	118,495	117,775	—	720

Total	$124,215	$118,839	$2,892	$2,484

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities
Net Investment Hedges	$587	$—	$—	$587
Freestanding Derivatives	6,886	1,064	5,638	184
Repurchase Agreements	75,324	72,195	3,129	—

Total	$82,797	$73,259	$8,767	$771

Reverse Repurchase Agreements and Repurchase Agreements are presented separately on the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	March 31, 2017	December 31, 2016
Furniture, Equipment and Leasehold Improvements, Net	$130,693	$126,784
Prepaid Expenses	83,125	96,888
Other Assets	38,444	37,723
Freestanding Derivatives	4,069	3,393
Net Investment Hedges	771	—

Total	$257,102	$264,788

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition and are not a significant component thereof.

Notional Pooling Arrangement

Blackstone has a notional cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of March 31, 2017, the aggregate cash balance on deposit relating to the cash pooling arrangement was $1.5 billion, which was offset with an accompanying overdraft of $1.5 billion.

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

	March 31, 2017		December 31, 2016
Senior Notes	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
6.625%, Due 8/15/2019 (b)	$605,093	$643,851	$607,121	$648,765
5.875%, Due 3/15/2021	398,205	445,600	398,105	447,600
4.750%, Due 2/15/2023	393,398	434,880	393,158	426,520
6.250%, Due 8/15/2042	237,876	295,850	237,830	285,450
5.000%, Due 6/15/2044	488,386	516,650	488,337	497,200
4.450%, Due 7/15/2045	343,843	332,710	343,816	322,525
2.000%, Due 5/19/2025	315,291	333,908	310,805	331,096
1.000%, Due 10/5/2026	628,624	602,435	620,750	598,270

Total	$3,410,716	$3,605,884	$3,399,922	$3,557,426

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
(b)	The carrying and fair values are determined using the original $600 million par amount less $15 million attributable to these notes which were acquired but not retired by Blackstone during 2012.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Included within Loans Payable and Due to Affiliates within the Condensed Consolidated Statements of Financial Condition are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. Borrowings through the consolidated CLO vehicles consisted of the following:

	March 31, 2017				December 31, 2016
	Borrowing Outstanding	Weighted- Average Interest Rate		Weighted- Average Remaining Maturity in Years	Borrowing Outstanding	Weighted- Average Interest Rate	Weighted- Average Remaining Maturity in Years
Senior Secured Notes	$6,041,613	1.98%		4.7	$5,124,241	2.17%	5.4
Subordinated Notes	410,590	(a	)	N/A	382,735	(a)	N/A

	$6,452,203				$5,506,976

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

Senior Secured Notes and Subordinated Notes comprise the following amounts:

	March 31, 2017			December 31, 2016
	Fair Value	Amounts Due to Non- Consolidated Affiliates		Fair Value	Amounts Due to Non- Consolidated Affiliates
		Borrowing Outstanding	Fair Value		Borrowing Outstanding	Fair Value
Senior Secured Notes	$6,027,719	$—	$—	$5,125,804	$—	$—
Subordinated Notes	362,759	10,000	7,065	345,594	10,000	7,748

	$6,390,478	$10,000	$7,065	$5,471,398	$10,000	$7,748

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of March 31, 2017 and December 31, 2016, the fair value of the consolidated CLO assets was $8.1 billion and $6.4 billion, respectively. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities.

Scheduled principal payments for borrowings as of March 31, 2017 were as follows:

	Operating Borrowings	Blackstone Fund Facilities/CLO Vehicles	Total Borrowings
2017	$—	$322,365	$322,365
2018	—	—	—
2019	585,000	—	585,000
2020	—	—	—
2021	400,000	—	400,000
Thereafter	2,458,680	6,132,643	8,591,323

Total	$3,443,680	$6,455,008	$9,898,688

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

13.	INCOME TAXES

Blackstone’s effective tax rate was 5.3% and 2.7% for the three months ended March 31, 2017 and 2016, respectively. Blackstone’s income tax provision was $57.4 million and $9.1 million for the three months ended March 31, 2017 and 2016, respectively.

The Blackstone Group L.P. and certain of its subsidiaries operate in the U.S. as partnerships for income tax purposes (partnerships generally are not subject to federal income taxes) and generally as corporate entities in non-U.S. jurisdictions. Blackstone’s effective tax rate for the three months ended March 31, 2017 and 2016 was substantially due to the fact that certain corporate subsidiaries are subject to federal, state, local and foreign income taxes (as applicable) and other subsidiaries are subject to New York City unincorporated business taxes.

14.	NET INCOME PER COMMON UNIT

Basic and diluted net income per common unit for the three months ended March 31, 2017 and March 31, 2016 was calculated as follows:

	Three Months Ended March 31,
	2017	2016
Net Income for Per Common Unit Calculations
Net Income Attributable to The Blackstone Group L.P., Basic	$461,825	$159,753
Incremental Net Income from Assumed Exchange of Blackstone Holdings Partnership Units	371,284	117,684

Net Income Attributable to The Blackstone Group L.P., Diluted	$833,109	$277,437

Units Outstanding
Weighted-Average Common Units Outstanding, Basic	660,939,708	644,897,849
Weighted-Average Unvested Deferred Restricted Common Units	809,184	1,332,772
Weighted-Average Blackstone Holdings Partnership Units	537,758,091	548,042,780

Weighted-Average Common Units Outstanding, Diluted	1,199,506,983	1,194,273,401

Net Income Per Common Unit, Basic	$0.70	$0.25

Net Income Per Common Unit, Diluted	$0.69	$0.23

Distributions Declared Per Common Unit (a)	$0.47	$0.61

(a)	Distributions declared reflects the calendar date of the declaration for each distribution.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

During the three month periods ended March 31, 2017 and 2016, no units were repurchased. As of March 31, 2017, the amount remaining available for repurchases under this program was $335.8 million.

15.	EQUITY-BASED COMPENSATION

The Partnership has granted equity-based compensation awards to Blackstone’s senior managing directors, non-partner professionals, non-professionals and selected external advisers under the Partnership’s 2007 Equity Incentive Plan (the “Equity Plan”), the majority of which to date were granted in connection with Blackstone’s initial public offering (“IPO”). The Equity Plan allows for the granting of options, unit appreciation rights or other unit-based awards (units, restricted units, restricted common units, deferred restricted common units, phantom restricted common units or other unit-based awards based in whole or in part on the fair value of the Blackstone common units or Blackstone Holdings Partnership Units) which may contain certain service or performance requirements. As of January 1, 2017, the Partnership had the ability to grant 170,379,944 units under the Equity Plan.

For the three months ended March 31, 2017 and March 31, 2016, the Partnership recorded compensation expense of $91.3 million and $79.8 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $14.1 million and $8.3 million, respectively.

As of March 31, 2017, there was $899.9 million of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 4.4 years.

Total vested and unvested outstanding units, including Blackstone common units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,198,182,811 as of March 31, 2017. Total outstanding unvested phantom units were 42,793 as of March 31, 2017.

A summary of the status of the Partnership’s unvested equity-based awards as of March 31, 2017 and of changes during the period January 1, 2017 through March 31, 2017 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2016	34,568,726	$33.58	12,206,016	$24.65	40,460	$28.14
Granted	179,596	27.03	2,213,133	27.64	3,057	27.03
Vested	(2,326,984)	35.48	(2,352,245)	25.87	(1,338)	28.61
Forfeited	(255,433)	24.52	(86,559)	28.69	—	—

Balance, March 31, 2017	32,165,905	$34.01	11,980,345	$25.29	42,179	$28.81

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Units Expected to Vest

The following unvested units, after expected forfeitures, as of March 31, 2017, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	27,095,652	4.0
Deferred Restricted Blackstone Common Units	10,620,157	1.8

Total Equity-Based Awards	37,715,809	3.4

Phantom Units	32,589	3.1

16.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Due from Affiliates and Due to Affiliates consisted of the following:

	March 31, 2017	December 31, 2016
Due from Affiliates
Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees Principally for Investments in Blackstone Funds	$409,423	$342,943
Amounts Due from Portfolio Companies and Funds	441,849	456,469
Management and Performance Fees Due from Non-Consolidated Funds	558,995	445,280
Payments Made on Behalf of Non-Consolidated Entities	256,341	196,134
Investments Redeemed in Non-Consolidated Funds of Hedge Funds	1,412	1,552
Accrual for Potential Clawback of Previously Distributed Carried Interest	1,104	—

	$1,669,124	$1,442,378

	March 31, 2017	December 31, 2016
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,141,411	$1,186,145
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	35,735	28,012
Distributions Received on Behalf of Blackstone Entities	41,011	80,034
Payments Made by Non-Consolidated Entities	8,674	19,833
Due to Note Holders of Consolidated CLO Vehicles	7,065	7,748
Accrual for Potential Repayment of Previously Received Performance Fees	2,171	—

	$1,236,067	$1,321,772

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties

The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

generally are subject to preferential management fee and performance fee arrangements. As of March 31, 2017 and December 31, 2016, such investments aggregated $795.3 million and $740.3 million, respectively. Their share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $30.6 million and $3.0 million for the three months ended March 31, 2017 and 2016, respectively.

Revenues Earned from Affiliates

Management and Advisory Fees, Net earned from affiliates totaled $50.1 million and $56.7 million for the three months ended March 31, 2017 and 2016, respectively. Fees relate primarily to transaction and monitoring fees which are negotiated in the ordinary course of fundraising and investment activities.

Loans to Affiliates

Loans to affiliates consist of interest bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $0.2 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

Contingent Repayment Guarantee

Blackstone and its personnel who have received carried interest distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess carried interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Fees represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of March 31, 2017. See Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.

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

Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.2 billion over the next 15 years. The after tax net present value of these estimated payments totals $364.7 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

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

Commitments

Investment Commitments

Blackstone had $2.4 billion of investment commitments as of March 31, 2017 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $359.0 million as of March 31, 2017 which includes $65.3 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $5.3 million as of March 31, 2017.

The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to Blackstone International Partners LLP. The amount guaranteed as of March 31, 2017 was $144.8 million.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the clawback obligations by segment:

	March 31, 2017			December 31, 2016
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Credit	$1,067	$1,104	$2,171	$—	$—	$—

For Private Equity, Real Estate, and certain Credit Funds, a portion of the carried interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At March 31, 2017, $658.2 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

In the Credit segment, payment of carried interest to the Partnership by the majority of the rescue lending, mezzanine and hedge fund strategies funds is substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.

If, at March 31, 2017, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Carried Interest subject to potential clawback would be $5.4 billion, on an after tax basis where applicable, of which Blackstone Holdings is potentially liable for $4.9 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.

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

•

Credit — Blackstone’s Credit segment consists principally of GSO Capital Partners LP (“GSO”), which is organized into performing credit strategies (which include mezzanine lending funds, business development companies and other performing credit strategies), distressed strategies (which include hedge fund strategies, rescue lending funds and distressed energy strategies) and long only strategies (which consist of CLOs, closed end funds, commingled funds and separately managed accounts).

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

Blackstone uses Economic Income as a key measure of value creation, a benchmark of its performance and in making resource deployment and compensation decisions across its four segments. Economic Income represents segment net income before taxes excluding transaction-related charges. Transaction-related charges arise from Blackstone’s IPO and certain long-term retention programs outside of annual deferred compensation and other corporate actions, including acquisitions. Transaction-related charges include certain equity-based compensation charges, the amortization of intangible assets and contingent consideration associated with acquisitions. Economic Income presents revenues and expenses on a basis that deconsolidates the investment funds Blackstone manages. Economic Net Income (“ENI”) represents Economic Income adjusted to include current period taxes. Taxes represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the financial data for Blackstone’s four segments as of and for the three months ended March 31, 2017 and 2016.

	March 31, 2017 and the Three Months Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$177,464	$197,879	$128,468	$139,147	$642,958
Transaction, Advisory and Other Fees, Net	17,200	21,279	259	1,484	40,222
Management Fee Offsets	(12,190)	(3,550)	—	(17,859)	(33,599)

Total Management and Advisory Fees, Net	182,474	215,608	128,727	122,772	649,581

Performance Fees
Realized
Carried Interest	582,681	519,841	—	8,800	1,111,322
Incentive Fees	—	2,914	14,684	29,539	47,137
Unrealized
Carried Interest	(184,833)	(22,268)	3,797	48,557	(154,747)
Incentive Fees	—	18,713	40,311	992	60,016

Total Performance Fees	397,848	519,200	58,792	87,888	1,063,728

Investment Income (Loss)
Realized	80,889	119,579	(632)	3,058	202,894
Unrealized	(40,824)	(83,853)	18,293	7,449	(98,935)

Total Investment Income	40,065	35,726	17,661	10,507	103,959
Interest and Dividend Revenue	10,922	18,167	7,554	9,233	45,876
Other	(1,800)	(3,150)	(1,610)	(1,727)	(8,287)

Total Revenues	629,509	785,551	211,124	228,673	1,854,857

Expenses
Compensation and Benefits Compensation	83,742	102,702	47,604	54,979	289,027
Performance Fee Compensation
Realized
Carried Interest	181,633	179,925	—	4,633	366,191
Incentive Fees	—	1,364	7,317	14,071	22,752
Unrealized
Carried Interest	(39,356)	11,798	1,209	21,962	(4,387)
Incentive Fees	—	8,509	14,004	626	23,139

Total Compensation and Benefits	226,019	304,298	70,134	96,271	696,722
Other Operating Expenses	42,822	51,969	25,800	32,701	153,292

Total Expenses	268,841	356,267	95,934	128,972	850,014

Economic Income	$360,668	$429,284	$115,190	$99,701	$1,004,843

Segment Assets	$5,983,046	$7,916,805	$2,297,471	$3,302,146	$19,499,468

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended March 31, 2016
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$130,648	$199,907	$130,158	$125,990	$586,703
Transaction, Advisory and Other Fees, Net	8,920	35,794	543	1,342	46,599
Management Fee Offsets	(6,848)	(3,595)	—	(9,658)	(20,101)

Total Management and Advisory Fees, Net	132,720	232,106	130,701	117,674	613,201

Performance Fees
Realized
Carried Interest	30,282	200,627	—	—	230,909
Incentive Fees	—	4,069	2,684	21,697	28,450
Unrealized
Carried Interest	73,875	(11,522)	32	(14,779)	47,606
Incentive Fees	—	9,765	(2,935)	270	7,100

Total Performance Fees	104,157	202,939	(219)	7,188	314,065

Investment Income (Loss)
Realized	(15,357)	12,975	(4,745)	(2,974)	(10,101)
Unrealized	15,440	(2,137)	(12,291)	(17,561)	(16,549)

Total Investment Income (Loss)	83	10,838	(17,036)	(20,535)	(26,650)
Interest and Dividend Revenue	9,849	13,188	5,296	6,748	35,081
Other	(1,587)	(1,909)	(1,388)	(1,364)	(6,248)

Total Revenues	245,222	457,162	117,354	109,711	929,449

Expenses
Compensation and Benefits Compensation	80,274	100,578	54,169	52,382	287,403
Performance Fee Compensation
Realized
Carried Interest	15,427	43,076	—	—	58,503
Incentive Fees	—	2,133	1,863	10,127	14,123
Unrealized
Carried Interest	9,296	27,703	—	(6,998)	30,001
Incentive Fees	—	4,158	(1,195)	485	3,448

Total Compensation and Benefits	104,997	177,648	54,837	55,996	393,478
Other Operating Expenses	48,063	48,097	26,146	26,220	148,526

Total Expenses	153,060	225,745	80,983	82,216	542,004

Economic Income	$92,162	$231,417	$36,371	$27,495	$387,445

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income Before Provision for Taxes and Total Assets as of and for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Total Segments	Consolidation Adjustments and Reconciling Items	Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items	Blackstone Consolidated
Revenues	$1,854,857	$85,866(a)	$1,940,723	$929,449	$2,905(a)	$932,354
Expenses	$850,014	$79,636(b)	$929,650	$542,004	$75,706(b)	$617,710
Other Income	$—	$66,132(c)	$66,132	$—	$19,142(c)	$19,142
Economic Income	$1,004,843	$72,362(d)	$1,077,205	$387,445	$(53,659)(d)	$333,786
Total Assets	$19,499,468	$8,837,696(e)	$28,337,164

(a)	The Revenues adjustment represents management and performance fees earned from Blackstone Funds that were eliminated in consolidation to arrive at Blackstone consolidated revenues, non-segment related Investment Income (Loss), which is included in Blackstone consolidated revenues and the elimination of inter-segment interest income.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles, expenses related to transaction-related equity-based compensation and the elimination of inter-segment interest expense to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Three Months Ended March 31,
	2017	2016
Fund Management Fees and Performance Fees Eliminated in Consolidation and Transactional Investment Loss	$(85,321)	$(2,757)
Fund Expenses Added in Consolidation	7,491	(5,847)
Income Associated with Non-Controlling Interests of Consolidated Entities	140,685	33,685
Transaction-Related Other Income (Loss)	3,277	(5,939)

Total Consolidation Adjustments and Reconciling Items	$66,132	$19,142

(d)	The reconciliation of Economic Income to Income Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended March 31,
	2017	2016
Economic Income	$1,004,843	$387,445

Adjustments
Amortization of Intangibles	(11,344)	(23,208)
Transaction-Related Charges	(56,979)	(64,136)
Income Associated with Non-Controlling Interests of Consolidated Entities	140,685	33,685

Total Consolidation Adjustments and Reconciling Items	72,362	(53,659)

Income Before Provision for Taxes	$1,077,205	$333,786

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

19.	SUBSEQUENT EVENTS

There have been no events since March 31, 2017 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

ITEM 1A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	March 31, 2017
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$2,303,680	$—	$—	$2,303,680
Cash Held by Blackstone Funds and Other	327,687	1,089,217	—	1,416,904
Investments	11,334,290	7,209,216	(405,248)	18,138,258
Accounts Receivable	327,390	946,764	—	1,274,154
Reverse Repurchase Agreements	44,635	—	—	44,635
Due from Affiliates	1,677,312	16,157	(24,345)	1,669,124
Intangible Assets, Net	251,640	—	—	251,640
Goodwill	1,718,519	—	—	1,718,519
Other Assets	251,167	5,935	—	257,102
Deferred Tax Assets	1,263,148	—	—	1,263,148

Total Assets	$19,499,468	$9,267,289	$(429,593)	$28,337,164

Liabilities and Partners’ Capital
Loans Payable	$3,410,716	$6,386,217	$—	$9,796,933
Due to Affiliates	1,187,566	104,446	(55,945)	1,236,067
Accrued Compensation and Benefits	2,221,161	—	—	2,221,161
Securities Sold, Not Yet Purchased	92,763	85,685	—	178,448
Repurchase Agreements	21,253	73,393	—	94,646
Accounts Payable, Accrued Expenses and Other Liabilities	492,014	1,215,036	—	1,707,050

Total Liabilities	7,425,473	7,864,777	(55,945)	15,234,305

Redeemable Non-Controlling Interests in Consolidated Entities	—	188,658	—	188,658

Partners’ Capital
Partners’ Capital	6,714,320	357,957	(358,655)	6,713,622
Accumulated Other Comprehensive Income (Loss)	(55,988)	—	787	(55,201)
Non-Controlling Interests in Consolidated Entities	1,810,672	855,897	(15,780)	2,650,789
Non-Controlling Interests in Blackstone Holdings	3,604,991	—	—	3,604,991

Total Partners’ Capital	12,073,995	1,213,854	(373,648)	12,914,201

Total Liabilities and Partners’ Capital	$19,499,468	$9,267,289	$(429,593)	$28,337,164

continued…

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	December 31, 2016
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$1,837,253	$—	$—	$1,837,253
Cash Held by Blackstone Funds and Other	261,909	743,252	—	1,005,161
Investments	11,618,729	6,474,168	(397,922)	17,694,975
Accounts Receivable	404,843	367,852	—	772,695
Reverse Repurchase Agreements	118,495	—	—	118,495
Due from Affiliates	1,433,612	27,473	(18,707)	1,442,378
Intangible Assets, Net	262,604	—	—	262,604
Goodwill	1,718,519	—	—	1,718,519
Other Assets	259,695	5,093	—	264,788
Deferred Tax Assets	1,286,469	—	—	1,286,469

Total Assets	$19,202,128	$7,617,838	$(416,629)	$26,403,337

Liabilities and Partners’ Capital
Loans Payable	$3,399,922	$5,466,444	$—	$8,866,366
Due to Affiliates	1,253,791	86,688	(18,707)	1,321,772
Accrued Compensation and Benefits	2,327,762	—	—	2,327,762
Securities Sold, Not Yet Purchased	127,710	87,688	—	215,398
Repurchase Agreements	7,034	68,290	—	75,324
Accounts Payable, Accrued Expenses and Other Liabilities	533,101	548,681	—	1,081,782

Total Liabilities	7,649,320	6,257,791	(18,707)	13,888,404

Redeemable Non-Controlling Interests in Consolidated Entities	—	185,390	—	185,390

Partners’ Capital
Partners’ Capital	6,524,607	398,001	(398,679)	6,523,929
Accumulated Other Comprehensive Income (Loss)	(63,644)	—	757	(62,887)
Non-Controlling Interests in Consolidated Entities	1,652,308	776,656	—	2,428,964
Non-Controlling Interests in Blackstone Holdings	3,439,537	—	—	3,439,537

Total Partners’ Capital	11,552,808	1,174,657	(397,922)	12,329,543

Total Liabilities and Partners’ Capital	$19,202,128	$7,617,838	$(416,629)	$26,403,337

(a)	The Consolidated Blackstone Funds consisted of the following:

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

Our Business

Blackstone is one of the largest independent managers of private capital in the world. Our business is organized into four segments:

•

Private Equity. We are a world leader in private equity investing, having managed seven general private equity funds, as well as three sector-focused funds, since we established this business in 1987. Our Private Equity segment includes our corporate private equity business, which consists of our flagship corporate private equity funds, Blackstone Capital Partners (“BCP”) funds, our sector-focused corporate private equity funds, including our energy-focused funds, Blackstone Energy Partners (“BEP”) funds and our core private equity fund, Blackstone Core Equity Partners (“BCEP”). In addition, our Private Equity segment includes our opportunistic investment platform that invests globally across asset classes, industries and geographies, Blackstone Tactical Opportunities (“Tactical Opportunities”), our secondary private equity fund of funds business, Strategic Partners Fund Solutions (“Strategic Partners”), a multi-asset investment program for eligible high net worth investors offering exposure to certain of Blackstone’s key illiquid investment strategies through a single commitment, Blackstone Total Alternatives Solutions (“BTAS”) and our capital markets services business, Blackstone Capital Markets (“BXCM”).

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

Our Blackstone Real Estate Debt Strategies (“BREDS”) vehicles target debt investment opportunities collateralized by commercial real estate in both public and private markets, primarily in the U.S. and

Europe. BREDS’ scale and investment mandates enable it to provide a variety of lending and investment options including mezzanine loans, senior loans and liquid securities. The BREDS platform includes a number of high yield real estate debt funds, liquid real estate debt funds and BXMT, a NYSE-listed real estate investment trust (“REIT”).

Our core+ real estate business, Blackstone Property Partners (“BPP”) has assembled a global portfolio of high quality core+ investments across the U.S., Europe and Asia. Our BPP vehicles target substantially stabilized assets in prime markets with a focus on office, multifamily, industrial and retail assets. We manage several core+ real estate funds and BREIT, a non-exchange traded REIT, which targets primarily stabilized income-oriented commercial real estate in the U.S.

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

•

Credit. Our credit business consists principally of GSO Capital Partners LP (“GSO”) which was founded in 2005 and subsequently acquired by Blackstone in 2008. GSO is one of the largest leveraged finance-focused alternative asset managers in the world and is the largest manager of collateralized loan obligations (“CLOs”) globally. The investment portfolios of the funds we manage or sub-advise predominantly consist of loans and securities of non-investment grade companies spread across the capital structure including senior debt, subordinated debt, preferred stock and common equity.

The GSO business is organized into three overarching strategies: performing credit, distressed and long only. Our performing credit strategies include mezzanine lending funds, business development companies that we sub-advise (“BDCs”) and other performing credit strategy funds. Our distressed strategies include hedge fund strategies, rescue lending funds and distressed energy strategies. GSO’s long only strategies consist of CLOs, closed-end funds, commingled funds and separately managed accounts.

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

The first quarter of 2017 was largely characterized by strengthening investor confidence and a continuation of the significant equity market appreciation seen in late 2016 following the U.S. presidential election, reflecting expectations with respect to potential tax and regulatory reform. The S&P 500 ended the quarter up 6%, near its all-time high reached earlier in March 2017. In addition, most other global indices rose as well, including the FTSE 100 (up 3%), the Euro Stoxx (up 6%) and the Hang Seng (up 10%), although the Nikkei declined slightly (down 1%). This equity market performance was in stark contrast to the first quarter of 2016, which marked one of the worst starts to a year for equities in U.S. history. Stock market volatility remained subdued, with the CBOE Volatility Index reaching its lowest level in 10 years, ending the quarter down 12%.

Though trailing equity markets, most bond sectors posted modest gains for the quarter, with the Bloomberg Barclays U.S. Aggregate Index up 0.8%, investment grade corporates up 1.6% and high yield corporates up 2.7%. In March, the U.S. Federal Reserve raised the targeted range for its benchmark interest rate by 25 basis points to 0.75% to 1.0%, as was widely expected, and 10-year U.S. treasury yields ended the quarter flat at 2.4%. High yield spreads tightened 22 basis points and issuance rose significantly, up 175% year over year. Global equity capital markets activity for both initial public offerings (“IPO”) and follow-ons reached a two-year high, up 61% year over year, driven by strong market conditions and investor optimism.

In currency markets, the U.S. dollar slipped, with the USD index down 3% during the quarter. The euro rose 1% versus the U.S. dollar, while the pound and Japanese yen rose 2% and 5%, respectively.

After rebounding significantly in the second half of 2016, oil markets demonstrated some weakness in the first quarter of 2017, with West Texas Intermediate Crude down 6% compared to the end of 2016, ending the quarter below $51 a barrel. Despite OPEC production cuts, price declines were led by still abundant existing supply and slowing demand from key economies such as Japan, Germany, Korea and India. Prices for other commodities also fell, with the Bloomberg Commodity Index declining 2.5% in the first quarter.

While commodity prices were somewhat weaker during the first quarter, overall global expansion continued, buoyed by stronger industrial activity, capital investment and improving worldwide demand. Fears over a sharp economic slowdown in China have moderated, and GDP growth accelerated to 6.9% during the first quarter of 2017 from 6.8% in the fourth quarter of 2016.

Most economists expect global growth to pick up modestly, driven by post-election confidence in the U.S., better prospects for larger emerging markets and increased global trade. However, significant uncertainty remains regarding the impact of European populism, geopolitical instability and the timing and magnitude of U.S. tax and regulatory reform, which may impact U.S. and global markets for the remainder of 2017.

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

Revenues

Revenues primarily consist of management and advisory fees, performance fees, investment income, interest and dividend revenue and other. Please refer to “Part I. Item 1. Business — Incentive Arrangements / Fee Structure” in our Annual Report on Form 10-K for the year ended December 31, 2016 and “Critical Accounting Policies — Revenue Recognition” for additional information regarding the manner in which Base Management Fees and Performance Fees are generated.

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

Both President Trump and the Republican members of the U.S. House of Representatives have publicly stated that one of their top legislative priorities is significant reform of the Internal Revenue Code, including significant changes to taxation of business entities. Proposals by members of Congress have included, among other things: (a) reducing corporate tax rates (the highest dropping from 35% to 20%) and reducing individual tax rates (the highest dropping from 39.6% to 33%), (b) changing to a destination-based tax system, which would tax goods where they are consumed rather than produced, by providing for certain border adjustments which would effectively exempt exports from, and subject imports to, U.S. tax, (c) changing to a territorial tax system by exempting dividends from foreign subsidiaries from U.S. tax, but subjecting unrepatriated earnings of foreign subsidiaries to U.S. tax, paid over the course of eight years (8.75% on cash and cash equivalent and 3.5% otherwise), (d) allowing deductions for interest expense only against interest income, with any nondeductible net interest expense being carried forward indefinitely, (e) permitting current deductions for investment in tangible and intangible property (excluding land), (f) eliminating certain “special interest” deductions and credits, (g) taxing the active business income of pass-through entities at a maximum rate, such as 25%, (h) repealing the 3.8% net investment income tax and corporate and individual alternative minimum taxes and (i) extending the carryforward of net operating losses. While President Trump has expressed support for a number of these proposals, he has also set forth ideas for tax reform that differ in key ways. In particular, on April 26, 2017, the Trump administration released a brief summary of certain core principles for a tax reform proposal that would (1) lower the top tax rate on business income, including business income earned through partnerships and other pass-through entities, such as Blackstone, to 15%, (2) lower the top tax rate on income of individuals to 35%, (3) repeal the 3.8% net investment income tax and the alternative minimum tax, (4) change to a territorial tax system as described above, including a one-time tax on existing unrepatriated earnings, and (5) eliminate certain unspecified tax breaks for the wealthiest individuals and special interests, but does not specifically refer to the changes described in clauses (b), (d), (e) and (i) above. Both the timing and the details of any such tax reform are unclear. The impact of any potential tax reform on us, our portfolio companies and our investors is uncertain and could be adverse. Prospective investors should consult their own tax advisors regarding potential changes in tax laws.

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

If we were taxed as a corporation or were forced to hold interests in entities earning income from carried interest through taxable subsidiary corporations, our effective tax rate could increase significantly. The federal statutory rate for corporations is currently 35% (although Congress is considering, and the Trump administration has set forth, proposals to lower that rate), and the state and local tax rates, net of the federal benefit, aggregate approximately 5%. If a variation of the above described legislation or any other change in the tax laws, rules, regulations or interpretations preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules or force us to hold interests in entities earning income from carried interest through taxable subsidiary corporations, this could materially increase our tax liability, and could well result in a reduction in the market price of our common units.

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

Economic Income

Blackstone uses Economic Income as a key measure of value creation, a benchmark of its performance and in making resource deployment and compensation decisions across its four segments. Economic Income represents segment net income before taxes excluding transaction-related charges. Transaction-related charges arise from Blackstone’s IPO and certain long-term retention programs outside of annual deferred compensation and other corporate actions, including acquisitions. Transaction-related charges include certain equity-based compensation charges, the amortization of intangible assets and contingent consideration associated with acquisitions. Economic Income presents revenues and expenses on a basis that deconsolidates the investment funds Blackstone manages. Economic Net Income (“ENI”) represents Economic Income adjusted to include current period taxes. Taxes represent the total tax provision calculated under accounting principles generally accepted in the United States of America (“GAAP”) adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes. Economic Income, our principal segment measure, is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. (See Note 18. “Segment Reporting” in the “Notes to Condensed Consolidated Financial Statements” in Part I. Item 1. Financial Statements.)

Fee Related Earnings

Blackstone uses Fee Related Earnings, which is derived from Economic Income, as a measure to highlight earnings from operations excluding: (a) the income related to performance fees and related performance fee compensation, (b) income earned from Blackstone’s investments in the Blackstone Funds, (c) net interest income (loss), equity-based compensation, and (d) Other Revenue. Management uses Fee Related Earnings as a measure to assess whether recurring revenue from our businesses is sufficient to adequately cover all of our operating expenses and generate profits. Fee Related Earnings equals contractual fee revenues, less (a) compensation expenses (which excludes amortization of equity-based awards, Carried Interest and Incentive Fee compensation), and (b) non-interest operating expenses. See “— Liquidity and Capital Resources — Sources and Uses of Liquidity” below for our discussion of Fee Related Earnings.

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

Distributable Earnings, which is a component of Economic Net Income, is the sum across all segments of: (a) Total Management, Advisory and Other Fees, Net (b) Interest and Dividend Revenue, (c) Realized Performance Fees, and (d) Realized Investment Income (Loss); less (a) Compensation, excluding the expense of equity-based awards, (b) Realized Performance Fee Compensation, (c) Other Operating Expenses, and (d) Taxes and Related Payables Under the Tax Receivable Agreement.

Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization

Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization (“Adjusted EBITDA”), is a supplemental non-GAAP measure derived from our segment reported results and may be used to assess our ability to service our borrowings. Adjusted EBITDA represents Distributable Earnings plus the addition of (a) Interest Expense (including inter-segment interest related expenses), (b) Taxes and Related Payables Including Payable Under Tax Receivable Agreement, and (c) Depreciation and Amortization. See “— Liquidity and Capital Resources — Sources and Uses of Liquidity” below for our calculation of Adjusted EBITDA.

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

(b)	the net asset value of (1) our hedge funds, real estate debt carry funds and open ended core+ real estate fund (plus, in each case, the capital that we are entitled to call from investors in those funds, including commitments yet to commence their investment periods), and (2) our funds of hedge funds, our Hedge Fund Solutions registered investment companies, and our non-exchange traded REIT,

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

Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Our funds of hedge funds, hedge funds, funds structured like hedge funds and other open ended funds in our Hedge Fund Solutions, Credit and Real Estate segments generally have structures that afford an investor the right to withdraw or redeem their interests on a periodic basis (for example, annually or quarterly), typically with 30 to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. Investment advisory agreements related to certain separately managed accounts in our Hedge Fund Solutions and Credit segments may generally be terminated by an investor on 30 to 90 days’ notice.

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

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for the three months ended March 31, 2017 and 2016. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		2017 vs. 2016
	2017	2016	$	%
Revenues
Management and Advisory Fees, Net	$642,142	$608,906	$33,236	5%

Performance Fees
Realized
Carried Interest	1,111,256	230,909	880,347	381%
Incentive Fees	47,160	28,419	18,741	66%
Unrealized
Carried Interest	(154,683)	47,586	(202,269)	N/M
Incentive Fees	59,409	7,579	51,830	684%

Total Performance Fees	1,063,142	314,493	748,649	238%

Investment Income (Loss)
Realized	251,344	(12,001)	263,345	N/M
Unrealized	(40,188)	3,493	(43,681)	N/M

Total Investment Income (Loss)	211,156	(8,508)	219,664	N/M

Interest and Dividend Revenue	28,495	23,075	5,420	23%
Other	(4,212)	(5,612)	1,400	-25%

Total Revenues	1,940,723	932,354	1,008,369	108%

Expenses
Compensation and Benefits
Compensation	351,589	346,003	5,586	2%
Performance Fee Compensation
Realized
Carried Interest	366,191	58,504	307,687	526%
Incentive Fees	22,752	14,124	8,628	61%
Unrealized
Carried Interest	(4,387)	30,001	(34,388)	N/M
Incentive Fees	23,139	3,448	19,691	571%

Total Compensation and Benefits	759,284	452,080	307,204	68%
General, Administrative and Other	106,044	123,045	(17,001)	-14%
Interest Expense	40,246	37,356	2,890	8%
Fund Expenses	24,076	5,229	18,847	360%

Total Expenses	929,650	617,710	311,940	50%

Other Income
Net Gains from Fund Investment Activities	66,132	19,142	46,990	245%

Income Before Provision for Taxes	1,077,205	333,786	743,419	223%
Provision for Taxes	57,437	9,146	48,291	528%

Net Income	1,019,768	324,640	695,128	214%
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	2,000	(6,401)	8,401	N/M
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	138,685	40,086	98,599	246%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	417,258	131,202	286,056	218%

Net Income Attributable to The Blackstone Group L.P.	$461,825	$159,753	$302,072	189%

N/M    Not meaningful.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues

Total Revenues were $1.9 billion for the three months ended March 31, 2017, an increase of $1.0 billion compared to Total Revenues for the three months ended March 31, 2016 of $932.4 million. The increase in revenues was primarily attributable to increases in Performance Fees, Investment Income (Loss), and Management and Advisory Fees, Net of $748.6 million, $219.7 million and $33.2 million, respectively.

The increase in Performance Fees was attributable to increases in our Real Estate, Private Equity, Credit and Hedge Fund Solutions segments of $316.3 million, $293.7 million, $80.7 million and $59.0 million, respectively. The increase in our Real Estate segment was due to the net appreciation of investment holdings in our BREP opportunistic funds, which appreciated 5.7% versus 1.8% in the comparable 2016 quarter. Performance Fees in our Private Equity segment increased due to appreciation in the BCP VI private portfolio. The increase in our Credit segment was due to higher returns in our Performing Credit Strategies and Distressed Strategies. The increase in our Hedge Fund Solutions segment was primarily driven by higher returns for a number of funds.

The increase in Investment Income (Loss) was due to increases in our Private Equity, Credit, Hedge Fund Solutions and Real Estate segments of $40.0 million, $31.0 million, $34.7 million and $24.9 million, respectively. The increase in our Private Equity segment was due to an increase in the appreciation of our investment holdings. The increase in our Credit segment was due to the prior year period’s unrealized investment losses in our distressed strategies and long only funds. The increase in our Hedge Fund Solutions segment was due to the year over year net appreciation of investments of which Blackstone owns a share. The increase in our Real Estate segment was primarily due to the net increase in appreciation of the Partnership’s principal investments.

The increase in Management and Advisory Fees, Net was primarily due to an increase in our Private Equity segment, partially offset by a decrease in our Real Estate segment. The increase of $49.8 million in our Private Equity segment was primarily due to the increase in fee-earning assets across the segment. The decrease of $16.5 million in our Real Estate segment was primarily due to the timing of investment closings.

Expenses

Expenses were $929.7 million for the three months ended March 31, 2017, an increase of $311.9 million compared to $617.7 million for the three months ended March 31, 2016. The increase in expenses was primarily attributable to an increase in Performance Fee Compensation of $301.6 million. The increase in Performance Fee Compensation was primarily attributable to an increase in Performance Fee Revenue, on which a portion of compensation is based.

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

Other Income — Net Gains from Fund Investment Activities was $66.1 million for the three months ended March 31, 2017, an increase of $47.0 million compared to $19.1 million for the three months ended March 31, 2016. The increase was due to increases in our Real Estate, Credit, Private Equity, and Hedge Fund Solutions segments of $23.4 million, $9.6 million, $7.8 million, and $6.1 million, respectively. The increase in our Real Estate segment was primarily the result of a year over year net increase in the appreciation of investments across our funds. The increase in our Credit segment was primarily the result of newly launched CLOs. The increase in our Private Equity segment was primarily due to the higher unrealized gains compared to the same period in 2016. The increase in our Hedge Fund Solutions segment was primarily the result of an increase in investment performance.

Provision for Taxes

The following table summarizes Blackstone’s tax position:

	Three Months Ended March 31,
	2017	2016
Income Before Provision for Taxes	$1,077,205	$333,786
Provision for Taxes	$57,437	$9,146
Effective Income Tax Rate	5.3%	2.7%

The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

	Three Months Ended March 31,		2017 vs. 2016
	2017	2016
Statutory U.S. Federal Income Tax Rate	35.0%	35.0%	—
Income Passed Through to Common Unitholders and Non-Controlling Interest Holders (a)	-30.4%	-33.3%	2.9%
State and Local Income Taxes	1.2%	2.0%	-0.8%
Other	-0.5%	-1.0%	0.5%

Effective Income Tax Rate	5.3%	2.7%	2.6%

(a)	Includes income that is not taxable to the Partnership and its subsidiaries. Such income is directly taxable to the Partnership’s unitholders and the non-controlling interest holders.

Blackstone’s Provision for Taxes for the three months ended March 31, 2017 and 2016 was $57.4 million and $9.1 million, respectively, resulting in effective tax rates of 5.3% and 2.7%, respectively.

The increase in Blackstone’s effective tax rate for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 resulted primarily from a relative decrease in the amount of income not taxable to the Partnership and its subsidiaries, which was therefore passed through to common unitholders and non-controlling interest holders. For the three months ended March 31, 2017, $934.0 million of Blackstone’s Income Before Provision for Taxes of $1.1 billion was not taxable to the Partnership, compared to $317.8 million of Blackstone’s Income Before Provision for Taxes of $333.8 million for the prior year period.

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

For the three months ended March 31, 2017 and 2016, the Net Income Before Taxes allocated to Blackstone Holdings was 45.3% and 46.4%, respectively. The decrease of 1.1% was primarily due to conversions of Blackstone Holdings Partnership Units to Blackstone common units and the vesting of common units.

Operating Metrics

The following graphs and tables summarize the Fee-Earning Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the three months ended March 31, 2017 and 2016. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management”:

Note:    Totals may not add due to rounding.

	Three Months Ended
	March 31, 2017					March 31, 2016
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$69,113,409	$72,030,054	$66,987,553	$68,961,656	$277,092,672	$51,451,196	$67,345,357	$65,665,439	$61,684,380	$246,146,372
Inflows, including Commitments (a)	1,134,984	2,125,293	3,183,304	5,420,690	11,864,271	558,343	1,591,900	2,851,509	2,331,315	7,333,067
Outflows, including Distributions (b)	(28,766)	(96,512)	(2,269,260)	(787,121)	(3,181,659)	(370,510)	(36,900)	(1,602,796)	(1,107,045)	(3,117,251)
Realizations (c)	(2,163,020)	(2,779,662)	(447,124)	(2,796,816)	(8,186,622)	(1,287,860)	(2,119,708)	(145,912)	(723,449)	(4,276,929)

Net Inflows (Outflows)	(1,056,802)	(750,881)	466,920	1,836,753	495,990	(1,100,027)	(564,708)	1,102,801	500,821	(61,113)
Market Appreciation (Depreciation) (d)(g)	175,013	625,568	1,358,055	468,253	2,626,889	(122,857)	517,790	(1,936,987)	(90,441)	(1,632,495)

Balance, End of Period (e)	$68,231,620	$71,904,741	$68,812,528	$71,266,662	$280,215,551	$50,228,312	$67,298,439	$64,831,253	$62,094,760	$244,452,764

Increase (Decrease)	$(881,789)	$(125,313)	$1,824,975	$2,305,006	$3,122,879	$(1,222,884)	$(46,918)	$(834,186)	$410,380	$(1,693,608)
Increase (Decrease)	-1%	-0%	3%	3%	1%	-2%	-0%	-1%	1%	-1%
Annualized Base Management Fee Rate (f)	1.04%	1.10%	0.75%	0.78%	0.92%	1.04%	1.19%	0.80%	0.81%	0.96%

	Three Months Ended
	March 31, 2017					March 31, 2016
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$100,192,950	$101,963,652	$71,119,718	$93,277,145	$366,553,465	$94,280,074	$93,917,824	$69,105,425	$79,081,252	$336,384,575
Inflows, including Commitments (a)	2,649,218	3,329,484	3,640,680	4,337,668	13,957,050	2,988,650	9,057,220	3,180,618	1,863,603	17,090,091
Outflows, including Distributions (b)	(247,029)	(210,125)	(2,501,738)	(2,063,039)	(5,021,931)	(260,841)	(267,679)	(1,631,519)	(1,385,139)	(3,545,178)
Realizations (c)	(6,167,300)	(6,684,804)	(503,191)	(3,262,535)	(16,617,830)	(2,119,372)	(3,450,706)	(150,768)	(884,896)	(6,605,742)

Net Inflows (Outflows)	(3,765,111)	(3,565,445)	635,751	(987,906)	(7,682,711)	608,437	5,338,835	1,398,331	(406,432)	6,939,171
Market Appreciation (Depreciation) (d)(h)	3,283,567	3,672,723	1,547,912	821,961	9,326,163	577,716	1,850,869	(2,028,340)	(18,529)	381,716

Balance, End of Period (e)	$99,711,406	$102,070,930	$73,303,381	$93,111,200	$368,196,917	$95,466,227	$101,107,528	$68,475,416	$78,656,291	$343,705,462

Increase (Decrease)	$(481,544)	$107,278	$2,183,663	$(165,945)	$1,643,452	$1,186,153	$7,189,704	$(630,009)	$(424,961)	$7,320,887
Increase (Decrease)	-0%	0%	3%	-0%	0%	1%	8%	-1%	-1%	2%

(a)	Inflows represent contributions in our hedge funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs and increases in the capital we manage pursuant to separately managed account programs.
(b)	Outflows represent redemptions in our hedge funds and closed-end mutual funds, client withdrawals from our separately managed account programs and decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments).
(c)	Realizations represent realizations from the disposition of assets, capital returned to investors from CLOs.
(d)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.

(e)	Fee-Earning Assets Under Management and Total Assets Under Management as of March 31, 2017 included $23.0 million and $38.8 million, respectively, from a joint venture in which we are the minority interest holder.
(f)	Represents the annualized current quarter’s Base Management Fee divided by period end Fee-Earning Assets Under Management.
(g)	For the three months ended March 31, 2017, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $1.7 million, $275.5 million, $160.8 million and $438.0 million for the Private Equity, Real Estate, Credit and Total segments, respectively. For the three months ended March 31, 2016, such impact was $1.8 million, $208.7 million, $375.0 million and $585.4 million for the Private Equity, Real Estate, Credit and Total segments, respectively.
(h)	For the three months ended March 31, 2017, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $242.1 million, $546.2 million, $203.8 million and $992.1 million for the Private Equity, Real Estate, Credit and Total segments, respectively. For the three months ended March 31, 2016, such impact was $155.7 million, $529.5 million, $558.2 million and $1.2 billion for the Private Equity, Real Estate, Credit and Total segments, respectively.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $280.2 billion at March 31, 2017, an increase of $3.1 billion, compared to $277.1 billion at December 31, 2016. The net increase was due to:

•	Inflows of $11.9 billion related to:

•

$5.4 billion in our Credit segment driven by $1.5 billion of inflows across our long only strategies, $1.3 billion raised for our distressed strategies, $1.1 billion raised for our mezzanine strategies and $871.0 million of capital raised for our BDCs,

•

$3.2 billion in our Hedge Fund Solutions segment mainly related to growth in customized solutions of $1.9 billion, individual investor and specialized solutions of $705.0 million and commingled products of $549.2 million,

•	$2.1 billion in our Real Estate segment primarily related to $945.8 million from BREDS, $579.9 million from BREP and $477.5 million from BREIT, and

•	$1.1 billion in our Private Equity segment primarily due to $584.9 million from core private equity, and $218.6 from Tactical Opportunities.

•	Market appreciation of $2.6 billion due to:

•	$1.4 billion appreciation in our Hedge Fund Solutions segment due to returns from BAAM’s Principal Solutions Composite of 2.7% gross (2.5% net),

•

$625.6 million in our Real Estate segment primarily due to appreciation of $262.1 million and $57.5 million from BPP and BXMT, respectively, as well as $275.5 million of foreign exchange appreciation, and

•

$468.3 million appreciation in our Credit segment due to appreciation of $298.9 million in our BDCs and $166.4 million from certain long only strategies, which collectively includes $160.8 million due to foreign exchange appreciation.

Offsetting these increases were:

•	Realizations of $8.2 billion primarily driven by:

•

$2.8 billion in our Credit segment primarily due to $1.2 billion of realizations from distressed strategies, $943.8 million of capital returned to investors for CLOs outside investment periods, $372.1 million of realizations from mezzanine strategies and $244.8 million of dividends paid to investors in our BDCs,

•

$2.8 billion in our Real Estate segment primarily due to $1.4 billion of realizations across BREP global and European opportunistic funds, $747.7 million of realizations from BREDS and $346.9 million of realizations from BREP co-investment, and

•	$2.2 billion in our Private Equity segment primarily due to $828.5 million from BCP VI, $731.7 million from BCP V and $491.7 million from Strategic Partners.

•	Outflows of $3.2 billion primarily attributable to:

•

$2.3 billion in our Hedge Fund Solutions segment, reflecting investors’ liquidity needs and certain strategic shifts in their programs, with outflows of $1.6 billion from individual investor and specialized solutions and $1.1 billion from customized solutions, and

•

$787.1 million in our Credit segment primarily driven by investor liquidity needs and a shift in investor sentiment on credit. The primary outflows were $417.2 million from distressed strategies and $315.1 million from certain long only strategies.

BAAM had net outflows of $229.2 million from April 1 through May 1, 2017.

Fee-Earning Assets Under Management were $244.5 billion at March 31, 2016, a decrease of $1.7 billion, compared to $246.1 billion at December 31, 2015. The net decrease was due to:

•	Realizations of $4.3 billion driven by:

•	$2.1 billion in our Real Estate segment primarily due to realizations of $1.4 billion across BREP, including co-investment, and $658.5 million in BREDS,

•	$1.3 billion in our Private Equity segment primarily due to realizations of $982.3 million in BCP V and $214.1 million in Strategic Partners, and

•

$723.4 million in our Credit segment primarily due to $285.3 million of capital returned to CLO investors from CLOs that are post their re-investment periods, $225.8 million in dividends paid to investors in our BDCs and $131.4 million returned in Carry Funds.

•	Outflows of $3.1 billion primarily attributable to:

•

$1.6 billion in our Hedge Fund Solutions segment primarily due to the liquidity needs of limited partners and strategic shifts in their programs, with $1.1 billion from individual investor and specialized solutions and $493.6 million from customized solutions, and

•

$1.1 billion in our Credit segment primarily driven by investor liquidity needs, shift in investor sentiment on credit and de-leveraging of the BDC funds. The primary outflows were $477.3 million from our BDCs, $458.5 million from our long only separately managed accounts and $137.4 million from hedge fund strategies.

•	Market depreciation of $1.6 billion principally due to:

•

$1.9 billion depreciation in our Hedge Fund Solutions segment due to BAAM’s Principal Solutions Composite down 2.9% gross (down 3.1% net), offset by $517.8 million of market appreciation in our Real Estate segment from appreciation of 4.4% within our core+ real estate funds and the impact of foreign exchange translation on our European opportunistic funds.

Offsetting these decreases were:

•	Inflows of $7.3 billion related to:

•	$2.9 billion in our Hedge Fund Solutions segment mainly related to growth in its customized, commingled and individual investor solutions products,

•

$2.3 billion in our Credit segment principally due to inflows of $519.9 million from our carry funds, $507.4 million from our BDCs, $500.0 million from one new U.S. CLO and $311.1 million from hedge fund strategies,

•	$1.6 billion in our Real Estate segment primarily due to $709.6 million capital raised and invested for BREP co-investment and $559.8 million from BREDS, and

•	$558.3 million in our Private Equity segment primarily due to inflows of $584.1 million in Strategic Partners, $288.1 million in Tactical Opportunities and net commitments to BTAS.

Total Assets Under Management

Total Assets Under Management were $368.2 billion at March 31, 2017, an increase of $1.6 billion, compared to $366.6 billion at December 31, 2016. The net increase was due to:

•	Inflows of $14.0 billion primarily related to:

•

$4.3 billion in our Credit segment primarily due to $1.6 billion raised in certain long only strategies, $882.1 million raised from mezzanine strategies (the majority of which will become Fee-Earning Assets Under Management when invested), $871.0 million raised for BDCs and $611.4 million raised from the launch of a new CLO,

•	$3.6 billion in our Hedge Fund Solutions segment primarily driven by continued platform diversification and growth in customized solutions and individual investor solutions,

•

$3.3 billion in our Real Estate segment primarily related to $1.2 billion from core+ real estate funds, $973.6 million from BREP opportunistic funds, $673.4 million from BREDS and $477.5 million from BREIT, and

•

$2.6 billion in our Private Equity segment primarily related to $1.7 billion from BCP co-investment, $732.6 million from Strategic Partners and $336.4 million from Tactical Opportunities (capital raised is included in Fee-Earning Assets Under Management at the investment period commencement of each fund or at such time indicated in each fund’s limited partnership agreement).

•	Market appreciation of $9.3 billion due to:

Total Assets Under Management market appreciation (depreciation) in our Private Equity and Real Estate segments generally represents the change in fair value of the investments held and typically exceeds the Fee-Earning Assets Under Management market appreciation (depreciation) which generally represents only the invested capital.

•

$3.7 billion appreciation in our Real Estate segment due to a carrying value increase in our opportunistic and core+ real estate funds of 5.7% and 3.1%, respectively, as well as $546.2 million of foreign exchange appreciation,

•	$3.3 billion appreciation in our Private Equity segment primarily due to strong fund performance, including 6.9% for our corporate private equity funds and 3.6% in Tactical Opportunities,

•	$1.5 billion appreciation in our Hedge Fund Solutions segment primarily due to reasons noted above in Fee-Earning Assets Under Management, and

•	$822.0 million appreciation in our Credit segment due to $298.9 million in BDCs and $257.6 million in distressed strategies, as well as $203.8 million of foreign exchange appreciation.

Offsetting these increases were:

•	Realizations of $16.6 billion driven by:

Total Assets Under Management realizations in our Private Equity and Real Estate segments generally represents the total proceeds and typically exceeds the Fee-Earning Assets Under Management realizations which generally represents only the invested capital.

•	$6.7 billion in our Real Estate segment due to realizations of $5.0 billion from BREP opportunistic funds, $1.0 billion from BREP co-investment and $348.5 million from BREDS,

•

$6.2 billion in our Private Equity segment primarily due to continued disposition activity across the segment, mainly $2.2 billion from BCP V, $2.2 billion from BCP VI, $777.9 million from BCP co-investment, $548.0 million from Strategic Partners funds and $315.7 million from Tactical Opportunities, and

•	$3.3 billion in our Credit segment due to realizations of $1.5 billion from our distressed strategies, $943.8 million from returns to CLO investors and $569.2 million from our mezzanine strategies.

•	Outflows of $5.0 billion primarily attributable to:

•	$2.5 billion in our Hedge Fund Solutions segment primarily due to the same reasons in Fee-Earning Assets Under Management above, and

•	$2.1 billion in our Credit segment primarily due to $1.6 billion from distressed strategies and $306.2 million from our long only strategies.

Total Assets Under Management were $343.7 billion at March 31, 2016, an increase of $7.3 billion, compared to $336.4 billion at December 31, 2015. The net increase was due to:

•	Inflows of $17.1 billion primarily related to:

•

$9.1 billion in our Real Estate segment primarily due to $5.2 billion capital raised for our fifth European opportunistic fund, $1.7 billion for our third mezzanine debt fund, $842.4 million from BREP co-investment and $555.0 million from U.S. core+ real estate,

•	$3.2 billion in our Hedge Fund Solutions segment primarily related to the reasons noted above in Fee-Earning Assets Under Management,

•

$3.0 billion in our Private Equity segment primarily related to $1.8 billion from Strategic Partners, 898.6 million from BCP VII and $669.5 million from the initial closing for our core private equity fund, and

•

$1.9 billion in our Credit segment primarily due to $527.5 million raised due to the closing of one new CLO, $507.4 million of capital raised for our BDCs, $462.0 million for our long only strategies and $267.6 million raised in hedge fund strategies.

•	Market appreciation of $381.7 million primarily due to:

•

$1.9 billion appreciation in our Real Estate segment primarily due to carrying value increases of 1.8% and 4.4% within the opportunistic and core+ platforms, respectively. This also includes the positive impact of $529.5 million from foreign exchange translation of our non-U.S. dollar denominated investments and European opportunistic funds,

•

$577.7 million appreciation in our Private Equity segment due to appreciation of $519.4 million in BCP V and $155.7 million of currency gains, partially offset by depreciation of $255.2 million in BCP VI, and

•	$2.0 billion depreciation in our Hedge Fund Solutions segment due to BAAM’s Principal Solutions Composite down 2.9% gross (down 3.1% net).

Offsetting these increases were:

•	Realizations of $6.6 billion driven by:

•

$3.5 billion in our Real Estate segment primarily due to realizations of $1.9 billion across the BREP global and European opportunistic platform, $1.1 billion in BREP co-investment and $328.1 million in BREDS,

•	$2.1 billion in our Private Equity segment primarily due to realizations of $1.4 billion in BCP V and $352.2 million in Strategic Partners, and

•

$884.9 million in our Credit segment primarily due to $313.4 million of capital returned to CLO investors from CLOs that are post their re-investment periods, $265.6 million returned in our credit-focused carry funds and $225.8 million in dividends paid to investors in our BDCs.

•	Outflows of $3.5 billion primarily attributable to:

•	$1.6 billion in our Hedge Fund Solutions segment primarily due to reasons noted above in Fee-Earning Assets Under Management, and

•	$1.4 billion in our Credit segment primarily due to the same reasons in Fee-Earning Assets Under Management above.

Limited Partner Capital Invested

The following presents the limited partner capital invested during the respective periods:

Note:	Totals in graph may not add due to rounding.

	Three Months Ended March 31,
	2016	2017
	(Dollars in Thousands)
Limited Partner Capital Invested
Private Equity	$1,865,698	$4,736,388
Real Estate	3,747,181	2,590,419
Hedge Fund Solutions	315,757	28,592
Credit	586,935	2,261,266

Total	$6,515,571	$9,616,665

The following presents the committed undrawn capital available for investment (“dry powder”) for the respective periods:

Note:	Totals may not add due to rounding. Amounts are as of March 31 of each year.
(a)	Represents illiquid drawdown funds only; excludes marketable vehicles; includes both Fee-Earning (third party) capital and general partner and employee commitments that do not earn fees. Amounts are reduced by outstanding commitments to invest, but for which capital has not been called.

	March 31,
	2016	2017
	(Dollars in Thousands)
Dry Powder Available for Investment
Private Equity	$38,984,123	$40,568,278
Real Estate	31,245,484	32,303,375
Hedge Fund Solutions	4,137,171	4,630,434
Credit	14,235,097	16,819,031

Total	$88,601,875	$94,321,118

Net Accrued Performance Fees

The following table presents the accrued performance fees, net of performance fee compensation, of the Blackstone Funds as of March 31, 2017 and 2016. Net accrued performance fees presented do not include clawback amounts, if any, which are disclosed in Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1.

Financial Statements” of this filing. The net accrued performance fees as of each reporting date are principally unrealized carried interest and incentive fees which, if realized, can be a significant component of Distributable Earnings.

	March 31,
	2017	2016
	(Dollars in Millions)
Private Equity
BCP IV Carried Interest	$109	$155
BCP V Carried Interest	128	358
BCP VI Carried Interest	560	340
BEP I Carried Interest	99	46
BEP II Carried Interest	11	—
Tactical Opportunities Carried Interest	104	56
BTAS Carried Interest	21	5
Strategic Partners Carried Interest	38	38
Other Carried Interest	3	2

Total Private Equity (a)	1,073	1,000

Real Estate
BREP IV Carried Interest	7	11
BREP V Carried Interest	265	417
BREP VI Carried Interest	316	636
BREP VII Carried Interest	552	570
BREP VIII Carried Interest	179	34
BREP Europe III Carried Interest	161	181
BREP Europe IV Carried Interest	289	126
BREP Asia Carried Interest	96	68
BPP Carried Interest	64	41
BPP Incentive Fees	41	18
BREDS Carried Interest	16	16
BREDS Incentive Fees	5	2
Asia Platform Incentive Fees	7	7

Total Real Estate (a)	1,998	2,127

Hedge Fund Solutions
Incentive Fees	38	5

Total Hedge Fund Solutions	38	5

Credit
Carried Interest	195	66
Incentive Fees	26	14

Total Credit	221	80

Total Blackstone
Carried Interest	3,213	3,166
Incentive Fees	117	46

Net Accrued Performance Fees	$3,330	$3,212

(a)	Private Equity and Real Estate include Co-Investments, as applicable.

Performance Fee Eligible Assets Under Management

The following represents invested and to be invested capital, including closed commitments for funds whose investment period has not yet commenced, on which performance fees could be earned if certain hurdles are met:

Note:	Totals may not add due to rounding. Amounts are as of March 31, 2017.
(a)	Represents invested and to be invested capital at fair value, including closed commitments for funds whose investment period has not yet commenced, on which performance fees could be earned if certain hurdles are met.
(b)	Represents dry powder exclusive of non-fee earning general partner and employee commitments.

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

The following table presents the investment record of our significant drawdown funds from inception through March 31, 2017:

			Unrealized Investments			Realized Investments		Total Investments		Net IRRs (c)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	N/A	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	N/A	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	23,299	1.8x	—	2,951,018	1.4x	2,974,317	1.4x	6%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	215,546	1,339,848	1.2x	41%	20,049,478	3.1x	21,389,326	2.8x	41%	36%
BCP V (Dec 2005 / Jan 2011)	21,019,849	1,241,060	3,871,309	1.4x	57%	34,076,797	1.9x	37,948,106	1.9x	9%	8%
BCP VI (Jan 2011 / May 2016)	15,190,007	1,794,580	15,219,024	1.4x	23%	6,084,689	2.0x	21,303,713	1.5x	28%	12%
BEP I (Aug 2011 / Feb 2015)	2,437,584	166,111	2,889,394	1.5x	32%	859,498	1.9x	3,748,892	1.6x	42%	15%
BEP II (Feb 2015 / Feb 2021)	4,816,358	2,933,755	1,881,655	1.2x	—	—	N/A	1,881,655	1.2x	N/A	47%
BCP VII (May 2016 / May 2022)	18,549,374	16,134,686	2,450,097	1.0x	—	—	N/A	2,450,097	1.0x	N/A	N/M

Total Corporate Private Equity	$77,111,287	$22,510,313	$27,674,626	1.4x	26%	$78,204,725	2.2x	$105,879,351	1.9x	17%	15%

Tactical Opportunities	$13,946,336	$6,394,172	$8,206,191	1.2x	7%	$2,501,655	1.5x	$10,707,846	1.3x	27%	11%
Tactical Opportunities Co-Investment and Other	3,262,702	1,141,991	2,028,075	1.1x	—	321,638	1.5x	2,349,713	1.2x	N/A	12%
Strategic Partners I-V and Co-Investment (d)	12,833,284	2,487,200	2,965,240	N/M	—	14,288,889	N/M	17,254,129	1.5x	N/A	13%
Strategic Partners VI LBO, RE and SMA (d)	7,402,171	2,495,828	3,498,260	N/M	—	1,277,356	N/M	4,775,616	1.4x	N/A	23%
Strategic Partners VII (d)	7,489,970	6,197,007	583,820	N/M	—	26,626	N/M	610,446	1.2x	N/A	N/M
BCEP (e)	4,129,194	3,524,972	604,222	1.0x	—	—	N/A	604,222	1.0x	N/A	N/M
Other Funds and Co-Investment (f)	1,469,956	415,513	29,182	0.8x	67%	634,538	1.0x	663,720	1.0x	N/M	N/M

Real Estate
Dollar
Pre-BREP	$140,714	$—	$—	N/A	—	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	—	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	N/A	—	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	369,644	0.5x	27%	4,160,248	2.2x	4,529,892	1.7x	31%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	2,496,440	2.1x	15%	10,609,427	2.3x	13,105,867	2.3x	12%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,444	557,816	3,736,543	2.2x	47%	23,036,112	2.5x	26,772,655	2.4x	14%	13%
BREP VII (Aug 2011 / Apr 2015)	13,493,581	2,209,815	14,636,784	1.6x	20%	11,269,048	1.9x	25,905,832	1.7x	28%	18%
BREP VIII (Apr 2015 / Oct 2020)	16,416,375	10,443,865	7,887,455	1.3x	1%	2,017,820	1.2x	9,905,275	1.3x	18%	18%

Total Global BREP	$51,950,981	$13,211,496	$29,126,866	1.6x	18%	$58,627,573	2.2x	$87,754,439	1.9x	19%	16%

Euro
BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€—	N/A	—	€1,369,016	2.1x	€1,369,016	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008)	1,629,748	—	286,518	0.8x	55%	2,058,381	2.0x	2,344,899	1.7x	9%	6%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,140	472,766	2,934,256	1.9x	—	3,041,895	2.2x	5,976,151	2.0x	22%	16%
BREP Europe IV (Sep 2013 / Dec 2016)	6,707,714	1,520,962	8,185,788	1.5x	3%	1,164,684	1.5x	9,350,472	1.5x	22%	18%
BREP Europe V (Dec 2016 / Jun 2021)	6,703,649	6,319,485	501,107	1.0x	—	—	N/A	501,107	1.0x	N/A	N/A

Total Euro BREP	€19,070,423	€8,313,213	€11,907,669	1.5x	3%	€7,633,976	2.0x	€19,541,645	1.7x	16%	14%

BREP Co-Investment (g)	$6,819,065	$146,573	$3,053,753	1.6x	66%	$10,203,022	2.1x	$13,256,775	2.0x	16%	16%
BREP Asia (Jun 2013 / Dec 2017)	5,085,933	3,028,120	2,761,252	1.4x	1%	2,030,989	1.7x	4,792,241	1.5x	21%	17%

Total BREP	$87,344,028	$25,350,327	$49,532,093	1.5x	16%	$81,016,633	2.2x	$130,548,726	1.9x	18%	16%

BPP (h)	$14,115,916	$3,403,887	$13,277,011	1.2x	—	$107,286	1.9x	$13,384,297	1.2x	36%	13%
BREDS (i)	12,252,291	6,968,549	2,451,243	1.2x	—	6,892,140	1.3x	9,343,383	1.3x	13%	11%
											continued ...

			Unrealized Investments			Realized Investments		Total Investments		Net IRRs (c)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Hedge Fund Solutions
BSCH (Dec 2013 / Jun 2020) (j)	$3,300,600	$2,651,996	$689,443	1.1x	—	$135,582	N/A	$825,025	1.3x	N/A	6%
BSCH Co-Investment	75,500	31,237	44,495	1.0x	—	4,298	N/A	48,793	1.1x	N/A	6%

Total Hedge Fund Solutions	$3,376,100	$2,683,233	$733,938	1.0x	—	$139,880	N/A	$873,818	1.2x	N/A	6%

Credit (k)
Dollar
Mezzanine I (Jul 2007 / Oct 2011)	$2,000,000	$99,280	$161,361	1.3x	—	$4,663,932	1.6x	$4,825,293	1.6x	N/A	17%
Mezzanine II (Nov 2011 / Nov 2016)	4,120,000	1,393,677	3,256,146	1.1x	—	2,622,256	1.5x	5,878,402	1.3x	N/A	13%
Mezzanine III (Sep 2016 / Sep 2021)	6,639,133	5,467,784	1,212,728	1.0x	—	—	N/A	1,212,728	1.0x	N/A	N/M
Rescue Lending I (Sep 2009 / May 2013)	3,253,143	275,335	847,510	1.1x	—	5,120,819	1.5x	5,968,329	1.4x	N/A	11%
Rescue Lending II (Jun 2013 / Jun 2018)	5,125,000	1,446,697	3,597,915	1.2x	—	1,199,162	1.3x	4,797,077	1.2x	N/A	19%
Energy Select Opportunities (Nov 2015 / Nov 2018)	2,856,866	2,085,415	888,696	1.1x	—	172,592	1.5x	1,061,288	1.2x	N/A	26%
Euro
European Senior Debt Fund (Feb 2015 / Feb 2018)	€1,964,689	€2,925,122	€886,329	1.0x	—	€156,195	1.2x	€1,042,524	1.0x	N/A	-5%

Total Credit	$26,260,552	$13,896,899	$10,914,405	1.1x	—	$13,951,100	1.5x	$24,865,505	1.3x	N/A	14%

N/M	Not meaningful.
N/A	Not applicable.
(a)	Available Capital represents total investable capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital and may include leverage, less invested capital. This amount is not reduced by outstanding commitments to investments.
(b)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by invested capital.
(c)	Net Internal Rate of Return (“IRR”) represents the annualized inception to March 31, 2017 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(d)	Realizations are treated as return of capital until fully recovered and therefore unrealized and realized MOICs are not meaningful.
(e)	BCEP, or Blackstone Core Equity Partners, is a core private equity fund which invests with a more modest risk profile and longer hold period.
(f)	Returns for Other Funds and Co-Investment are not meaningful as these funds have limited transaction activity.
(g)	BREP Co-Investment represents co-investment capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(h)	BPP represents the core+ real estate funds which invest with a more modest risk profile and lower leverage.
(i)	Excludes Capital Trust drawdown funds.
(j)	BSCH, or Blackstone Strategic Capital Holdings, is a permanent capital vehicle focused on acquiring strategic minority positions in alternative asset managers.
(k)	Funds presented represent the flagship credit drawdown funds only. The Total Credit Net IRR is the combined IRR of the seven credit drawdown funds presented.

Segment Analysis

Discussed below is our Economic Income for each of our segments. This information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources. References to “our” sectors or investments may also refer to portfolio companies and investments of the underlying funds that we manage.

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

Private Equity

The following table presents the results of operations for our Private Equity segment:

	Three Months Ended March 31,		2017 vs. 2016
	2017	2016	$	%
	(Dollars in Thousands)
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$177,464	$130,648	$46,816	36%
Transaction, Advisory Fees and Other, Net	17,200	8,920	8,280	93%
Management Fee Offsets	(12,190)	(6,848)	(5,342)	78%

Total Management and Advisory Fees, Net	182,474	132,720	49,754	37%

Performance Fees
Realized
Carried Interest	582,681	30,282	552,399	N/M
Unrealized
Carried Interest	(184,833)	73,875	(258,708)	N/M

Total Performance Fees	397,848	104,157	293,691	282%

Investment Income (Loss)
Realized	80,889	(15,357)	96,246	N/M
Unrealized	(40,824)	15,440	(56,264)	N/M

Total Investment Income	40,065	83	39,982	N/M
Interest and Dividend Revenue	10,922	9,849	1,073	11%
Other	(1,800)	(1,587)	(213)	13%

Total Revenues	629,509	245,222	384,287	157%

Expenses
Compensation and Benefits
Compensation	83,742	80,274	3,468	4%
Performance Fee Compensation
Realized
Carried Interest	181,633	15,427	166,206	N/M
Unrealized
Carried Interest	(39,356)	9,296	(48,652)	N/M

Total Compensation and Benefits	226,019	104,997	121,022	115%
Other Operating Expenses	42,822	48,063	(5,241)	-11%

Total Expenses	268,841	153,060	115,781	76%

Economic Income	$360,668	$92,162	$268,506	291%

N/M Not meaningful.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues

Revenues were $629.5 million for the three months ended March 31, 2017, an increase of $384.3 million compared to $245.2 million for the three months ended March 31, 2016. The increase in revenues was primarily attributable to increases in Performance Fees, Total Management and Advisory Fees, Net and Investment Income of $293.7 million, $49.8 million and $40.0 million, respectively.

Revenues in our Private Equity segment in the first quarter of 2017 were significantly higher compared to the first quarter of 2016, driven primarily by appreciation in public and private investments in the U.S. portfolio.

The market environment in early 2017 continues to be generally characterized by high prices and as a result, the market for new investments remains challenging. Nonetheless, in the first quarter of 2017, our Private Equity funds were able to deploy significant capital, particularly in the healthcare and energy sectors. In addition, our Private Equity funds had record realization activity in the first quarter of 2017. Our portfolio companies continue to operate in a stable, slow growth economic environment characterized by uncertainty surrounding governmental and tax policy. Revenues in the Private Equity segment would likely be negatively impacted if the capital markets experienced a prolonged period of volatility, including as a result of uncertainty regarding governmental and tax policy, or market and/or macroeconomic conditions were to deteriorate.

Performance Fees, which are determined on a fund by fund basis, were $397.8 million for the three months ended March 31, 2017, an increase of $293.7 million, compared to $104.2 million for the three months ended March 31, 2016, driven mainly by the private portfolio in BCP VI.

Total Management and Advisory Fees, Net were $182.5 million for the three months ended March 31, 2017, an increase of $49.8 million compared to $132.7 million for the three months ended March 31, 2016, driven primarily by increases in Base Management Fees and Transaction, Advisory and Other Fees, Net. Base Management Fees were $177.5 million for the three months ended March 31, 2017, an increase of $46.8 million compared to $130.6 million for the three months ended March 31, 2016, primarily due to the increase in fee-earning assets across the segment. Transaction, Advisory and Other Fees, Net were $17.2 million for the three months ended March 31, 2017, an increase of $8.3 million compared to $8.9 million for the three months ended March 31, 2016, principally due to increased capital market deal activity.

Investment Income was $40.1 million for the three months ended March 31, 2017, an increase of $40.0 million compared to $0.1 million for the three months ended March 31, 2016, driven primarily by an increase in the appreciation of our investment holdings.

Expenses

Expenses were $268.8 million for the three months ended March 31, 2017, an increase of $115.8 million, compared to $153.1 million for the three months ended March 31, 2016. The increase was attributable to a $117.6 million increase in Performance Fee Compensation, partially offset by a $5.2 million decrease in Other Operating Expenses. The increase in Performance Fee Compensation was driven by the increase in Performance Fees Revenue. The decrease in Other Operating Expenses was primarily due to a decrease in interest and other expense allocations to the segment.

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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended March 31,				March 31, 2017 Inception to Date
	2017		2016		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	-2%	-2%	4%	3%	55%	41%	50%	36%
BCP V	3%	2%	6%	4%	11%	9%	10%	8%
BCOM	3%	3%	3%	3%	13%	6%	13%	6%
BCP VI	9%	7%	-1%	-1%	35%	28%	18%	12%
BEP I	10%	9%	—	—	44%	42%	19%	15%
BEP II (b)	13%	13%	N/M	N/M	N/A	N/A	77%	47%
Tactical Opportunities	4%	3%	1%	1%	35%	27%	15%	11%
Strategic Partners	5%	5%	—	-1%	N/A	N/A	17%	14%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M Not meaningful.

N/A Not applicable.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and carried interest allocations.
(b)	BEP II’s 2016 investment returns are presented as N/M due to the early stage nature and limited operations of the fund’s investments which are held at cost. Accordingly, the 2016 returns would only be reflective of the impact of fees and expenses incurred to date.

The corporate private equity funds within the Private Equity segment have five funds with closed investment periods: BCP IV, BCP V, BCP VI, BCOM and BEP I. As of March 31, 2017, BCP IV was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes based on the timings of fund closings, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner is subject to equalization such that (a) the general partner accrues carried interest when the total carried interest for the combined fund classes is positive and (b) the general partner realizes carried interest so long as clawback obligations, if any, for the combined fund classes are fully satisfied. During the quarter, both fund classes were above their respective carried interest thresholds. BCP VI is currently above its carried interest threshold. BCOM is currently above its carried interest threshold and has generated inception to date positive returns. We are entitled to retain previously realized carried interest up to 20% of BCOM’s net gains. As a result, Performance Fees are recognized from BCOM on current period gains and losses. BEP I is currently above its carried interest threshold.

Real Estate

The following table presents the results of operations for our Real Estate segment:

	Three Months Ended March 31,		2017 vs. 2016
	2017	2016	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$197,879	$199,907	$(2,028)	-1%
Transaction and Other Fees, Net	21,279	35,794	(14,515)	-41%
Management Fee Offsets	(3,550)	(3,595)	45	-1%

Total Management Fees, Net	215,608	232,106	(16,498)	-7%

Performance Fees
Realized
Carried Interest	519,841	200,627	319,214	159%
Incentive Fees	2,914	4,069	(1,155)	-28%
Unrealized
Carried Interest	(22,268)	(11,522)	(10,746)	93%
Incentive Fees	18,713	9,765	8,948	92%

Total Performance Fees	519,200	202,939	316,261	156%

Investment Income (Loss)
Realized	119,579	12,975	106,604	822%
Unrealized	(83,853)	(2,137)	(81,716)	N/M

Total Investment Income	35,726	10,838	24,888	230%
Interest and Dividend Revenue	18,167	13,188	4,979	38%
Other	(3,150)	(1,909)	(1,241)	65%

Total Revenues	785,551	457,162	328,389	72%

Expenses
Compensation and Benefits
Compensation	102,702	100,578	2,124	2%
Performance Fee Compensation
Realized
Carried Interest	179,925	43,076	136,849	318%
Incentive Fees	1,364	2,133	(769)	-36%
Unrealized
Carried Interest	11,798	27,703	(15,905)	-57%
Incentive Fees	8,509	4,158	4,351	105%

Total Compensation and Benefits	304,298	177,648	126,650	71%
Other Operating Expenses	51,969	48,097	3,872	8%

Total Expenses	356,267	225,745	130,522	58%

Economic Income	$429,284	$231,417	$197,867	86%

N/M Not meaningful.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues

Revenues were $785.6 million for the three months ended March 31, 2017, an increase of $328.4 million compared to $457.2 million for the three months ended March 31, 2016. The increase in revenues was primarily attributable to increases of $316.3 million in Performance Fees and $24.9 million in Investment Income, partially offset by a decrease of $16.5 million in Total Management Fees, Net.

In the first quarter of 2017, revenues in our Real Estate segment increased primarily due to appreciation in private investments in our BREP opportunistic funds compared to the first quarter of 2016. Overall, operating trends in our Real Estate portfolio remain stable and supply-demand fundamentals remain solid in most markets, although we see decelerating growth in certain geographies and sectors, notably retail. As a result of less distress and rising asset values, the U.S. continues to experience a more challenging opportunistic investment environment than in the early part of 2016, although in the first quarter of 2017, our Real Estate funds remained active in both deployment and realizations. In Europe, our Real Estate funds were active where lingering distress continued to provide investment opportunities. In our real estate debt funds, liquid fund performance was strong in the first quarter of 2017 compared to the broad market sell-off in the first quarter of 2016. Revenues in our Real Estate segment would likely be negatively impacted if the capital markets experienced a period of prolonged volatility, including as a result of uncertainty regarding governmental and tax policy, or market and/or macroeconomic conditions were to deteriorate.

Performance Fees, which are determined on a fund by fund basis, were $519.2 million for the three months ended March 31, 2017, an increase of $316.3 million compared to $202.9 million for the three months ended March 31, 2016. Performance Fees increased due to the net appreciation of investments holdings in our BREP opportunistic funds, which appreciated 5.7% versus 1.8% in the comparable 2016 quarter.

Investment Income was $35.7 million for the three months ended March 31, 2017, an increase of $24.9 million compared to $10.8 million for the three months ended March 31, 2016. The increase in Investment Income was primarily due to the net increase in appreciation of the Partnership’s principal investments.

Total Management Fees, Net were $215.6 million for the three months ended March 31, 2017, a decrease of $16.5 million compared to $232.1 million for the three months ended March 31, 2016, driven primarily by decreases in Transaction and Other Fees, Net. Transaction and Other Fees, Net were $21.3 million for the three months ended March 31, 2017, a decrease of $14.5 million compared to $35.8 million for the three months ended March 31, 2016, primarily due to the timing of investment closings.

The annualized Base Management Fee Rate decreased from 1.19% at March 31, 2016 to 1.10% at March 31, 2017. The decrease was principally due to commencement of the investment period of BREP Europe V in the fourth quarter of 2016, which added Fee-Earning Assets Under Management, the majority of which are under Base Management Fee holiday until the second quarter 2017.

Expenses

Expenses were $356.3 million for the three months ended March 31, 2017, an increase of $130.5 million, compared to $225.7 million for the three months ended March 31, 2016. The increase was primarily due to increases of $124.5 million in Performance Fee Compensation and $3.9 million in Other Operating Expenses. The increase in Performance Fee Compensation was a result of an increase in Performance Fee Revenue. The increase in Other Operating Expenses was primarily due to an increase in interest and other expense allocations to the segment.

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

The following table presents the internal rates of return of our significant real estate funds:

	Three Months Ended March 31,				March 31, 2017 Inception to Date
	2017		2016		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP IV	-2%	-1%	-8%	-6%	52%	31%	22%	12%
BREP V	1%	1%	—	—	16%	12%	14%	11%
BREP VI	3%	3%	4%	3%	18%	14%	17%	13%
BREP VII	4%	4%	1%	—	39%	28%	26%	18%
BREP VIII	6%	4%	6%	4%	29%	18%	31%	18%
BREP International II (b)	-1%	-1%	2%	2%	10%	9%	7%	6%
BREP Europe III (b)	8%	7%	-1%	-1%	33%	22%	25%	16%
BREP Europe IV (b)	13%	10%	2%	1%	34%	22%	25%	18%
BREP Co-Investment (c)	2%	2%	2%	-1%	18%	16%	17%	16%
BREP Asia	7%	5%	6%	4%	29%	21%	26%	17%
BPP	3%	3%	4%	4%	37%	36%	15%	13%
BREDS Drawdown	4%	3%	5%	2%	17%	13%	16%	11%
BREDS Liquid	4%	3%	-5%	-5%	N/A	N/A	12%	8%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/A Not applicable.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations.
(b)	Euro-based internal rates of return.
(c)	Excludes fully realized co-investments prior to Blackstone’s IPO.

The following table presents the carried interest status of our real estate carry funds with expired investment periods which are currently not generating performance fees as of March 31, 2017:

	Gain to Cross Carried Interest Threshold (a)
Fully Invested Funds	Amount	% Change in Total Enterprise Value (b)	% Change in Equity Value
	(Amounts in Millions)
BREP International II (Sep 2005 / Jun 2008)	€831	43%	321%

(a)	The general partner of each fund is allocated carried interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross carried interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing carried interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value.

The Real Estate segment has three funds in their investment period, which were above their respective carried interest thresholds as of March 31, 2017: BREP VIII, BREP Asia and BREDS III.

Hedge Fund Solutions

The following table presents the results of operations for our Hedge Fund Solutions segment:

	Three Months Ended
	March 31,		2017 vs. 2016
	2017	2016	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$128,468	$130,158	$(1,690)	-1%
Transaction and Other Fees, Net	259	543	(284)	-52%

Total Management Fees, Net	128,727	130,701	(1,974)	-2%

Performance Fees
Realized
Incentive Fees	14,684	2,684	12,000	447%
Unrealized
Carried Interest	3,797	32	3,765	N/M
Incentive Fees	40,311	(2,935)	43,246	N/M

Total Performance Fees	58,792	(219)	59,011	N/M

Investment Income (Loss)
Realized	(632)	(4,745)	4,113	-87%
Unrealized	18,293	(12,291)	30,584	N/M

Total Investment Income (Loss)	17,661	(17,036)	34,697	N/M
Interest and Dividend Revenue	7,554	5,296	2,258	43%
Other	(1,610)	(1,388)	(222)	16%

Total Revenues	211,124	117,354	93,770	80%

Expenses
Compensation and Benefits
Compensation	47,604	54,169	(6,565)	-12%
Performance Fee Compensation
Realized
Incentive Fees	7,317	1,863	5,454	293%
Unrealized
Carried Interest	1,209	—	1,209	N/M
Incentive Fees	14,004	(1,195)	15,199	N/M

Total Compensation and Benefits	70,134	54,837	15,297	28%
Other Operating Expenses	25,800	26,146	(346)	-1%

Total Expenses	95,934	80,983	14,951	18%

Economic Income	$115,190	$36,371	$78,819	217%

N/M Not meaningful.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues

Revenues were $211.1 million for the three months ended March 31, 2017, an increase of $93.8 million compared to $117.4 million for the three months ended March 31, 2016. The increase in revenues was primarily attributable to increases of $59.0 million in Total Performance Fees and $34.7 million in Investment Income (Loss).

Revenues in our Hedge Fund Solutions segment in the first quarter of 2017 increased compared to the first quarter of 2016, a challenging quarter for equity markets, primarily as a result of improved performance across multiple strategies in the segment, with the BPS Composite gross return up 2.7% in the quarter (2.5% net). In addition, approximately 84% of Hedge Fund Solutions’ Fee-Earnings Assets Under Management eligible for Incentive Fees was above the high water mark as of the end of the first quarter of 2017. Hedge Fund Solutions revenues would likely be negatively impacted if global asset prices experienced another period of decline, including as a result of uncertainty regarding governmental and tax policy, or liquidity needs caused investors to withdraw assets.

Total Performance Fees, which are determined on a fund by fund basis, were $58.8 million for the three months ended March 31, 2017, an increase of $59.0 million compared to $(0.2) million for the three months ended March 31, 2016. The increase was primarily driven by higher returns for a number of funds.

Total Investment Income (Loss) was $17.7 million for the three months ended March 31, 2017, an increase of $34.7 million compared to $(17.0) million for the three months ended March 31, 2016, primarily due to the year over year net appreciation of investments of which Blackstone owns a share.

Expenses

Expenses were $95.9 million for the three months ended March 31, 2017, an increase of $15.0 million compared to $81.0 million for the three months ended March 31, 2016. The increase in expenses was attributable to an increase of $21.9 million in Performance Fee Compensation, partially offset by a $6.6 million decrease in Compensation. Performance Fee Compensation was $22.5 million for the three months ended March 31, 2017 compared to $0.7 million for the three months ended March 31, 2016, primarily due to an increase in Performance Fee Revenue. Compensation was $47.6 million for the three months ended March 31, 2017 compared to $54.2 million for the three months ended March 31, 2016, primarily due to an overall decrease in Management Fees.

Operating Metrics

The following table presents information regarding our Incentive Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees		Estimated % Above High Water Mark / Benchmark (a)
	As of March 31,		As of March 31,
	2016	2017	2016	2017
	(Dollars in Thousands)
BAAM-Managed Funds (b)	$35,411,177	$36,953,493	1%	84%

(a)	Estimated % Above High Water Mark/Benchmark represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable BAAM-managed fund has positive investment performance relative to a benchmark, where applicable. Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark or clear a benchmark return, thereby resulting in an increase in Estimated % Above High Water Mark/Benchmark.
(b)	For the BAAM-managed funds, at March 31, 2017 the incremental appreciation needed for the 16% of Fee-Earning Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $437.3 million, a decrease of $1.3 billion, compared to $1.7 billion at March 31, 2016. Of the Fee-Earning Assets Under Management below their respective High Water Marks/Benchmarks as of March 31, 2017, 43% were within 5% of reaching their respective High Water Mark.

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

The following table presents the return information of the BAAM Principal Solutions Composite:

	Three Months Ended March 31,				Average Annual Returns (a)
					Periods Ended March 31, 2017
	2017		2016		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Principal Solutions Composite (b)	3%	2%	-3%	-3%	10%	9%	5%	4%	7%	6%	7%	6%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	BAAM’s Principal Solutions (“BPS”) Composite covers the period from January 2000 to present, although BAAM’s inception date is September 1990. BPS Composite does not include BAAM’s individual investor solutions (i.e., liquid alternatives), long-biased commodities, ventures (i.e., seeding and minority interests), strategic opportunities (i.e., co-investments), Senfina (i.e., direct trading) and advisory (non-discretionary) platforms, except for investments by BPS funds directly into those platforms. BAAM-managed funds in liquidation are also excluded. The historical return is from January 1, 2000.

Credit

The following table presents the results of operations for our Credit segment:

	Three Months Ended March 31,		2017 vs. 2016
	2017	2016	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$139,147	$125,990	$13,157	10%
Transaction and Other Fees, Net	1,484	1,342	142	11%
Management Fee Offsets	(17,859)	(9,658)	(8,201)	85%

Total Management Fees, Net	122,772	117,674	5,098	4%

Performance Fees
Realized
Carried Interest	8,800	—	8,800	N/M
Incentive Fees	29,539	21,697	7,842	36%
Unrealized
Carried Interest	48,557	(14,779)	63,336	N/M
Incentive Fees	992	270	722	267%

Total Performance Fees	87,888	7,188	80,700	N/M

Investment Income (Loss)
Realized	3,058	(2,974)	6,032	N/M
Unrealized	7,449	(17,561)	25,010	N/M

Total Investment Income (Loss)	10,507	(20,535)	31,042	N/M
Interest and Dividend Revenue	9,233	6,748	2,485	37%
Other	(1,727)	(1,364)	(363)	27%

Total Revenues	228,673	109,711	118,962	108%

Expenses
Compensation and Benefits
Compensation	54,979	52,382	2,597	5%
Performance Fee Compensation
Realized
Carried Interest	4,633	—	4,633	N/M
Incentive Fees	14,071	10,127	3,944	39%
Unrealized
Carried Interest	21,962	(6,998)	28,960	N/M
Incentive Fees	626	485	141	29%

Total Compensation and Benefits	96,271	55,996	40,275	72%
Other Operating Expenses	32,701	26,220	6,481	25%

Total Expenses	128,972	82,216	46,756	57%

Economic Income	$99,701	$27,495	$72,206	263%

N/M	Not meaningful.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues

Revenues were $228.7 million for the three months ended March 31, 2017, an increase of $119.0 million, compared to $109.7 million for the three months ended March 31, 2016. The increase in revenues was primarily attributable to increases of $80.7 million in Performance Fees, $31.0 million in Investment Income (Loss) and $5.1 million in Total Management Fees, Net.

Revenues in our Credit segment increased in the first quarter of 2017 compared to the first quarter of 2016, driven by solid performance across both the performing credit and distressed strategies, with particularly strong performance in our energy investments compared to the prior-year period. Despite the continuing low interest rate environment, our Credit funds were able to identify attractive investment opportunities in the first quarter of 2017 by focusing on transactions where our scale and expertise granted us a competitive advantage, particularly in the European direct lending and energy sectors. Our Credit segment revenues may, however, be negatively impacted by prolonged periods of market pressure, depressed energy prices, market volatility or uncertainty regarding governmental and tax policy.

Performance Fees were $87.9 million for the three months ended March 31, 2017, an increase of $80.7 million, compared to $7.2 million for the three months ended March 31, 2016. This change was primarily attributable to higher returns in our Performing Credit Strategies and Distressed Strategies.

Investment Income (Loss) was $10.5 million for the three months ended March 31, 2017, an increase of $31.0 million, compared to $(20.5) million for the three months ended March 31, 2016, primarily due to the prior period’s unrealized investment losses in our distressed strategies and long only funds.

Total Management Fees, Net were $122.8 million for the three months ended March 31, 2017, an increase of $5.1 million, compared to $117.7 million for the three months ended March 31, 2016. The increase was primarily attributable to our long only and hedge fund strategies.

Expenses

Expenses were $129.0 million for the three months ended March 31, 2017, an increase of $46.8 million, compared to $82.2 million for the three months ended March 31, 2016. The increase in expenses was primarily attributable to increases of $37.7 million in Performance Fee Compensation and $6.5 million in Other Operating Expenses. The increase in Performance Fee Compensation was largely due to the increase in Performance Fee Revenue. The increase in Other Operating Expenses was due to an increase in interest, professional fees, other expense allocations to the segment and certain one-time expenses.

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

The following table presents combined internal rates of return of the segment’s Performing Credit and Distressed Strategies funds:

	Three Months Ended March 31,				March 31, 2017 Inception to Date
	2017		2016
Composite (a)	Gross	Net	Gross	Net	Gross	Net
Performing Credit Strategies (b)	3%	2%	1%	—	15%	9%
Distressed Strategies (c)	3%	2%	-3%	-4%	12%	7%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations, net of tax advances.

(b)	Performing Credit Strategies include mezzanine lending funds, BDCs and other performing credit strategy funds. Performing Credit Strategies’ returns represent the IRR of the combined cash flows of the fee-earning funds exceeding $100 million of fair value at each respective quarter end excluding the Blackstone Funds that were contributed to GSO as part of Blackstone’s acquisition of GSO in March 2008. The inception to date returns are from July 16, 2007.
(c)	Distressed Strategies include rescue lending funds, distressed hedge funds and energy strategies. Distressed Strategies’ returns represent the IRR of the combined cash flows of the fee-earning funds exceeding $100 million of fair value at each respective quarter end. The inception to date returns are from August 1, 2005.

As of March 31, 2017, there was $27.4 billion of Performance Fee eligible assets under management invested in Credit strategies that were above the hurdle necessary to generate Incentive Fees or carried interest. This represented 51% of the total Performance Fee eligible assets at fair value across all Credit strategies.

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

Total assets were $28.3 billion as of March 31, 2017, up $1.9 billion from December 31, 2016.

Total liabilities were $15.2 billion as of March 31, 2017, up $1.3 billion from December 31, 2016. The increase was principally due to an increase in Loans Payable of $930.6 million, primarily due to new CLO vehicles.

For the three months ended March 31, 2017, we had Total Fee Related Revenues of $649.6 million and related expenses of $358.8 million, generating Fee Related Earnings of $290.7 million and Distributable Earnings of $1.2 billion.

Sources and Uses of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, the proceeds from our issuances of senior notes, liquid investments we hold on our balance sheet for our own use and access to our $1.5 billion committed revolving credit facility. As of March 31, 2017, Blackstone had $2.3 billion in cash and cash equivalents, $2.7 billion invested in corporate treasury investments, $1.9 billion invested in Blackstone Funds and other investments, against $3.4 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.

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

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes, and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of March 31, 2017 consisted of the following:

	Blackstone and General Partner		Senior Managing Directors and Certain Other Professionals (a)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Private Equity
BCP VII	$500,000	$456,063	$225,000	$205,228
BCP VI	719,718	121,989	250,000	42,374
BCP V	629,356	39,938	—	—
BEP I	50,000	4,853	—	—
BEP II	80,000	54,185	26,667	18,062
BCEP	120,000	101,608	—	—
Tactical Opportunities	277,677	128,296	74,826	42,765
Strategic Partners	346,856	267,713	58,627	46,614
Other (b)	236,525	28,494	—	—
Real Estate
BREP VIII	300,000	189,508	100,000	63,169
BREP VII	300,000	48,588	100,000	16,196
BREP VI	750,000	36,809	150,000	7,362
BREP Europe III	100,000	13,231	35,000	4,410
BREP Europe IV	130,000	26,253	43,333	8,751
BREP Europe V	130,000	120,544	43,333	40,181
BREP Asia	50,392	30,171	16,667	9,979
BREDS II	50,000	26,647	16,667	8,882
BREDS III	50,000	45,392	16,667	15,131
Other (b)	149,482	38,583	—	—
Hedge Fund Solutions
Strategic Alliance	50,000	2,033	—	—
Strategic Alliance II	50,000	1,482	—	—
Strategic Alliance III	22,000	22,000	—	—
Strategic Holdings LP	50,000	40,182	—	—
Other (b)	800	270	—	—
Credit
Capital Opportunities Fund II LP	120,000	40,787	109,979	37,381
GSO Capital Solutions II	125,000	61,518	119,537	58,830
Blackstone/GSO Capital Solutions	50,000	6,552	27,666	3,625
BMezz II	17,692	3,085	—	—
GSO Credit Alpha Fund LP	52,102	20,852	50,247	20,110
GSO Euro Senior Debt Fund LP	63,000	52,764	56,811	47,581
GSO Energy Select Opportunities Fund	80,000	64,443	74,682	60,159
Capital Opportunities Fund III LP	130,783	111,715	29,834	25,389
Other (b)	86,037	40,323	16,187	5,234
Other
Treasury	145,541	136,853	—	—

Total	$6,012,961	$2,383,724	$1,641,730	$787,413

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

As of March 31, 2017, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of the Partnership, had issued and outstanding the following senior notes (collectively the “Notes”):

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2017, no units were repurchased. As of March 31, 2017, the amount remaining under this program available for repurchases was $335.8 million.

Distributable Earnings, Fee Related Earnings and Economic Net Income

We use Distributable Earnings, which is derived from our segment reported results, as a supplemental non-GAAP measure to assess performance and amounts available for distributions to Blackstone unitholders, including Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships. Distributable

Earnings is intended to show the amount of net realized earnings without the effects of the consolidation of the Blackstone Funds. Distributable Earnings is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. Distributable Earnings, which is a component of Economic Net Income, is the sum across all segments of: (a) Total Management, Advisory and Other Fees, Net (b) Interest and Dividend Revenue, (c) Realized Performance Fees, and (d) Realized Investment Income (Loss); less (a) Compensation, excluding the expense of equity-based awards, (b) Realized Performance Fee Compensation, (c) Other Operating Expenses, and (d) Taxes and Related Payables Under the Tax Receivable Agreement.

Effective January 1, 2017, Fee Related Earnings was redefined to exclude all Equity-Based Compensation and Other Revenue. Distributable Earnings was redefined to exclude Other Revenue. All prior periods have been recast to reflect this reclassification. Equity-Based Compensation and Other Revenue both continue to be included in Economic Income and Economic Net Income.

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

The following table is a reconciliation of Net Income (Loss) Attributable to The Blackstone Group L.P. to Economic Income, of Economic Income to Economic Net Income, of Economic Net Income to Fee Related Earnings, of Fee Related Earnings to Distributable Earnings and of Distributable Earnings to Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization:

(Dollars in Thousands)	Three Months Ended March 31, 2017	2016
Net Income Attributable to The Blackstone Group L.P.	$ 461,825	$ 159,753
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	417,258	131,202
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	138,685	40,086
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	2,000	(6,401)
Net Income	$ 1,019,768	$ 324,640
Provision for Taxes	57,437	9,146
Income Before Provision for Taxes	$ 1,077,205	$ 333,786
Transaction-Related Charges[a]	56,979	64,136
Amortization of Intangibles[b]	11,344	23,208
(Income) Associated with Non-Controlling Interests of Consolidated Entities[c]	(140,685)	(33,685)
Economic Income	$ 1,004,843	$ 387,445
Taxes[d]	(18,805)	(16,794)
Economic Net Income	$ 986,038	$ 370,651
Taxes[d]	18,805	16,794
Performance Fee Adjustment[e]	(1,063,728)	(314,065)
Investment (Income) Loss Adjustment[f]	(103,959)	26,650
Other Revenue[g]	8,287	6,248
Net Interest Loss[h]	10,954	13,351
Performance Fee Compensation and Benefits Adjustment[i]	407,695	106,075
Equity-Based Compensation - Non-Incentive Fee Related[j]	26,650	20,963
Fee Related Earnings	$ 290,742	$ 246,667
Net Realized Performance Fees[k]	772,780	187,794
Realized Investment Income (Loss)[l]	202,894	(10,101)
Net Interest (Loss)[h]	(10,954)	(13,351)
Taxes and Related Payables Including Payable Under Tax Receivable Agreement[m]	(25,324)	(16,794)
Distributable Earnings	$ 1,230,138	$ 394,215
Interest Expense	56,830	48,432
Taxes and Related Payables Including Payable Under Tax Receivable Agreement[m]	25,324	16,794
Depreciation and Amortization	6,216	6,292
Adjusted EBITDA	$ 1,318,508	$ 465,733

(a)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s IPO and long-term retention programs outside of annual deferred compensation and other corporate actions.
(b)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s IPO and other corporate actions.
(c)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes the amount of (Income) Loss Associated with Non-Controlling Interests of Consolidated Entities and includes the amount of Management Fee Revenues associated with consolidated CLO entities.
(d)	Taxes represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes.
(e)	This adjustment removes from Economic Income the total segment amount of Performance Fees.
(f)	This adjustment removes from Economic Income the total segment amount of Investment Income (Loss).
(g)	This adjustment removes from Economic Income the total segment amount of Other Revenue.
(h)	This adjustment represents Interest Income and Dividend Revenue less Interest Expense.
(i)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Fees, including Incentive Fee Related equity-based award expense.
(j)	Represents Non-Incentive Fee Related equity-based award expense and excludes all transaction-related equity-based charges.
(k)	Represents the adjustment for realized Performance Fees net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto. Equals the sum of Net Realized Incentive Fees and Net Realized Carried Interest.
(l)	Represents the adjustment for Blackstone’s Realized Investment Income (Loss).
(m)	Taxes and Related Payables Including Payable Under Tax Receivable Agreement represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and the Payable Under Tax Receivable Agreement.

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

The following graph shows fiscal quarterly and annual per common unitholder distributions for 2016 and 2017. Distributions are declared and paid in the quarter subsequent to the quarter in which they are earned.

With respect to the first quarter of fiscal year 2017, we have paid to common unitholders a distribution of $0.87 per common unit. With respect to fiscal year 2016, we paid common unitholders aggregate distributions of $1.52 per common unit.

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

The following table presents information regarding these financial instruments in our Condensed Consolidated Statements of Financial Condition:

	Reverse Repurchase Agreements	Repurchase Agreements	Securities Sold, Not Yet Purchased
	(Dollars in Millions)
Balance, March 31, 2017	$44.6	$94.6	$178.4
Balance, December 31, 2016	$118.5	$75.3	$215.4
Three Months Ended March 31, 2017
Average Daily Balance	$92.4	$120.5	$231.1
Maximum Daily Balance	$118.5	$152.7	$262.1

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of March 31, 2017 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	April 1, 2017 to December 31, 2017	2018-2019	2020-2021	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$56,635	$139,271	$138,549	$414,494	$748,949
Purchase Obligations	20,987	18,597	1,973	—	41,557
Blackstone Issued Notes and Revolving Credit Facility (b)	—	585,000	400,000	2,458,680	3,443,680
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	94,015	300,478	211,214	1,350,446	1,956,153
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	322,365	—	—	6,132,643	6,455,008
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	87,528	227,532	227,532	795,222	1,337,814
Blackstone Funds Capital Commitments to Investee Funds (f)	359,032	—	—	—	359,032
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (g)	—	177,834	173,951	816,135	1,167,920
Unrecognized Tax Benefits, Including Interest and Penalties (h)	6,367	—	—	—	6,367
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (i)	2,383,724	—	—	—	2,383,724

Consolidated Contractual Obligations	3,330,653	1,448,712	1,153,219	11,967,620	17,900,204
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	(322,365)	—	—	(6,132,643)	(6,455,008)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	(87,528)	(227,532)	(227,532)	(795,222)	(1,337,814)
Blackstone Funds Capital Commitments to Investee Funds (f)	(359,032)	—	—	—	(359,032)

Blackstone Operating Entities Contractual Obligations	$2,561,728	$1,221,180	$925,687	$5,039,755	$9,748,350

(a)	We lease our primary office space and certain office equipment under agreements that expire through 2030. In connection with certain office space lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Condensed Consolidated Statements of Financial Condition. The amounts are presented net of contractual sublease commitments.
(b)	Represents the principal amount due on the senior notes we issued. As of March 31, 2017, we had no outstanding borrowings under our revolver.
(c)	Represents interest to be paid over the maturity of our senior notes and borrowings under our revolving credit facility which has been calculated assuming no pre-payments are made and debt is held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.
(d)	These obligations are those of the Blackstone Funds including the consolidated CLO vehicles.
(e)

Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of March 31, 2017, at spreads to market rates pursuant to the financing agreements, and range from 0.7% to 9.4%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(f)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(g)	Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s IPO in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Condensed Consolidated Financial Statements and shown in Note 16. “Related Party Transactions” (see “Part I. Item 1. Financial Statements”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(h)	The total represents gross unrecognized tax benefits of $3.4 million and interest and penalties of $3.0 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $0.3 million and interest of $0.4 million; therefore, such amounts are not included in the above contractual obligations table.
(i)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

Blackstone and certain of its consolidated funds provide financial guarantees. The amounts and nature of these guarantees are described in Note 17. “Commitments and Contingencies — Contingencies — Guarantees” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of March 31, 2017.

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

As of March 31, 2017, the total clawback obligations were $2.2 million, of which $1.1 million related to Blackstone Holdings and $1.1 million related to current and former Blackstone personnel. If, at March 31, 2017, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Carried Interest subject to potential clawback would be $5.4 billion, on an after tax basis where applicable, of which Blackstone Holdings is potentially liable for $4.9 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote. (See Note 16. “Related Party Transactions” and Note 17. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.)

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

Revenue Recognition

Revenues primarily consist of management and advisory fees, performance fees, investment income, interest and dividend revenue and other. Please refer to “Part I. Item 1. Business — Incentive Arrangements / Fee Structure” in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information regarding the manner in which Base Management Fees and Performance Fees are generated.

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

The carrying value of goodwill was $1.7 billion as of March 31, 2017 and December 31, 2016. At March 31, 2017 and December 31, 2016, we determined that there was no evidence of goodwill impairment.

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

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the fair value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the three months ended March 31, 2017 and March 31, 2016, the percentages of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	Three Months Ended March 31,
	2017	2016
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	34%	32%

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of March 31, 2017 and March 31, 2016, we estimate that a 10% decline in fair value of the investments would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

March 31,
	2017			2016
		Performance			Performance
		Fees, Net of			Fees, Net of
		Related			Related
	Management	Compensation	Investment	Management	Compensation	Investment
	Fees (a)	Expense (b)	Income (b)	Fees (a)	Expense (b)	Income (b)
(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$88,945	$1,177,531	$235,607	$83,597	$1,279,978	$242,146

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Total Assets Under Management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	March 31, 2017
	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Private Equity	$47,990,889	69%
Real Estate	$67,712,883	80%
Credit	$53,273,271	51%

The fair value of our investments and securities can vary significantly based on a number of factors that take into consideration the diversity of the Blackstone Funds’ investment portfolio and on a number of factors and inputs such as similar transactions, financial metrics, and industry comparatives, among others. (See “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. Also see “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investments, at Fair Value.”) We believe these fair value amounts should be utilized with caution as our intent and strategy is to hold investments and securities until prevailing market conditions are beneficial for investment sales.

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of March 31, 2017 and March 31, 2016, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

March 31,
	2017			2016
		Performance			Performance
		Fees, Net of			Fees, Net of
		Related			Related
	Management	Compensation	Investment	Management	Compensation	Investment
	Fees (a)	Expense (b)	Income (b)	Fees (a)	Expense (b)	Income (b)
(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$14,297	$269,236	$29,883	$12,828	$248,490	$31,258

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of March 31, 2017 and March 31, 2016, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	March 31,
	2017	2016
	(Dollars in Thousands)
Annualized Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates	$28	$43

Blackstone has a diversified portfolio of liquid assets to meet the liquidity needs of various businesses. This portfolio includes cash, open ended money market mutual funds, open ended bond mutual funds, marketable investment securities, freestanding derivative contracts, repurchase and reverse repurchase agreements and other investments. If interest rates were to increase by one percentage point, we estimate that our annualized investment income would decrease, offset by an estimated increase in interest income on an annual basis from interest on floating rate assets, as follows:

March 31,
	2017			2016
			Annualized			Annualized
	Annualized		Increase in	Annualized		Increase in
	Decrease in		Interest Income	Decrease in		Interest Income
	Investment		from Floating	Investment		from Floating
	Income		Rate Assets	Income		Rate Assets
(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$10,240	(a)	$26,036	$13,291	(a)	$14,543

(a)	As of March 31, 2017 and 2016, this represents 0.2% and 0.4% of our portfolio of liquid assets, respectively.

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

We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	March 31,
	2017	2016
	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$39,531	$23,622

(a)	As of March 31, 2017 and 2016, this represents 0.8% and 0.7% of our portfolio of liquid assets, respectively.

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

We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. See “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our consolidated financial statements. However, given the inherent unpredictability of these types of proceedings and the potentially large and/or indeterminate amounts that could be sought, it is possible that an adverse outcome in certain matters could have a material effect on Blackstone’s financial results in any particular period.

ITEM 1A.	RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and in our subsequently filed Quarterly Reports on Form 10-Q, all of which are accessible on the Securities and Exchange Commission’s website at www.sec.gov.

See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment” in this report for a discussion of the conditions in the financial markets and economic conditions affecting our businesses. This discussion updates, and should be read together with, the risk factor entitled “Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2017, no units were repurchased. As of March 31, 2017, the amount remaining available for repurchases was $335.8 million under this program. See “Part I. Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 14. Net Income Per Common Unit” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity Needs” for further information regarding this unit repurchase program.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common units and Blackstone Holdings Partnership Units.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1+	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Real Estate Associates Europe V L.P., dated May 8, 2017 and deemed effective as of March 1, 2016.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

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

Date: May 9, 2017

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C.,
its General Partner

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)