Form 10-Q
period 2017-06-30
Blackstone Group L.P.
filed 2017-08-08
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of August 1, 2017 was 617,906,597. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of August 1, 2017 was 31,019,086.

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

Website and Social Media Disclosure

We use our website (www.blackstone.com), Facebook page (www.facebook.com/blackstone), Twitter (www.twitter.com/blackstone), LinkedIn (www.linkedin.com/company/the-blackstone-group), Instagram (www.instagram.com/blackstone), YouTube (www.youtube.com/user/blackstonegroup) and Medium (www.medium.com/@blackstonebx) accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about Blackstone when you enroll your e-mail address by visiting the “Contact Us/Email Alerts” section of our website at http://ir.blackstone.com. The contents of our website, any alerts and social media channels are not, however, a part of this report.

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

(b)	the net asset value of (1) our hedge funds, real estate debt carry funds, open ended core+ real estate fund, and our Hedge Fund Solutions carry and drawdown funds (plus, in each case, the capital that we are entitled to call from investors in those funds, including commitments yet to commence their investment periods), and (2) our funds of hedge funds, our Hedge Fund Solutions registered investment companies, and our non-exchange traded REIT,

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

“Fee-Earning Assets Under Management” refers to the assets we manage on which we derive management and/or performance fees. Our Fee-Earning Assets Under Management equals the sum of:

(a)	for our Private Equity segment funds and Real Estate segment carry funds including certain real estate debt investment funds and certain of our Hedge Fund Solutions funds, the amount of capital commitments, remaining invested capital, fair value, net asset value or par value of assets held, depending on the fee terms of the fund,

(b)	for our credit-focused carry funds, the amount of remaining invested capital (which may include leverage) or net asset value, depending on the fee terms of the fund,

(c)	the remaining invested capital or fair value of assets held in co-investment vehicles managed by us on which we receive fees,

(d)	the net asset value of our funds of hedge funds, hedge funds, open ended core+ real estate fund, co-investments managed by us on which we receive fees, certain registered investment companies, our non-exchange traded REIT, and certain of our Hedge Fund Solutions drawdown funds,

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

This report does not constitute an offer of any Blackstone Fund.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	June 30, 2017	December 31, 2016
Assets
Cash and Cash Equivalents	$1,745,547	$1,837,253
Cash Held by Blackstone Funds and Other	1,526,033	1,005,161
Investments (including assets pledged of $91,340 and $119,139 at June 30, 2017 and December 31, 2016, respectively)	20,549,367	17,694,975
Accounts Receivable	1,109,316	772,695
Reverse Repurchase Agreements	—	118,495
Due from Affiliates	1,711,574	1,442,378
Intangible Assets, Net	240,677	262,604
Goodwill	1,718,519	1,718,519
Other Assets	234,175	264,788
Deferred Tax Assets	1,292,723	1,286,469

Total Assets	$30,127,931	$26,403,337

Liabilities and Partners’ Capital
Loans Payable	$11,188,779	$8,866,366
Due to Affiliates	1,296,896	1,321,772
Accrued Compensation and Benefits	2,441,469	2,327,762
Securities Sold, Not Yet Purchased	143,819	215,398
Repurchase Agreements	60,611	75,324
Accounts Payable, Accrued Expenses and Other Liabilities	1,739,358	1,081,782

Total Liabilities	16,870,932	13,888,404

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	190,700	185,390

Partners’ Capital
The Blackstone Group L.P. Partners’ Capital
Partners’ Capital (common units: 653,801,394 issued and outstanding as of June 30, 2017; 643,459,542 issued and outstanding as of December 31, 2016)	6,558,159	6,523,929
Accumulated Other Comprehensive Loss	(47,479)	(62,887)

Total The Blackstone Group L.P. Partners’ Capital	6,510,680	6,461,042
Non-Controlling Interests in Consolidated Entities	3,123,171	2,428,964
Non-Controlling Interests in Blackstone Holdings	3,432,448	3,439,537

Total Partners’ Capital	13,066,299	12,329,543

Total Liabilities and Partners’ Capital	$30,127,931	$26,403,337

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

	June 30, 2017	December 31, 2016
Assets
Cash Held by Blackstone Funds and Other	$1,348,206	$740,760
Investments	9,159,542	6,459,355
Accounts Receivable	550,908	355,364
Due from Affiliates	25,421	21,300
Other Assets	3,666	2,602

Total Assets	$11,087,743	$7,579,381

Liabilities
Loans Payable	$7,710,507	$5,466,444
Due to Affiliates	66,038	72,609
Securities Sold, Not Yet Purchased	82,229	81,309
Repurchase Agreements	60,611	66,221
Accounts Payable, Accrued Expenses and Other Liabilities	1,248,784	545,481

Total Liabilities	$9,168,169	$6,232,064

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Management and Advisory Fees, Net	$686,586	$607,823	$1,328,728	$1,216,729

Performance Fees
Realized
Carried Interest	602,160	323,734	1,713,416	554,643
Incentive Fees	40,805	29,441	87,965	57,860
Unrealized
Carried Interest	65,197	88,292	(89,486)	135,878
Incentive Fees	48,235	7,776	107,644	15,355

Total Performance Fees	756,397	449,243	1,819,539	763,736

Investment Income
Realized	125,058	65,037	376,402	53,036
Unrealized	7,275	40,102	(32,913)	43,595

Total Investment Income	132,333	105,139	343,489	96,631

Interest and Dividend Revenue	33,703	22,286	62,198	45,361
Other	(59,664)	7,935	(63,876)	2,323

Total Revenues	1,549,355	1,192,426	3,490,078	2,124,780

Expenses
Compensation and Benefits
Compensation	367,203	355,424	718,792	701,427
Performance Fee Compensation
Realized
Carried Interest	195,289	87,580	561,480	146,084
Incentive Fees	21,481	15,250	44,233	29,374
Unrealized
Carried Interest	74,500	75,202	70,113	105,203
Incentive Fees	20,600	2,689	43,739	6,137

Total Compensation and Benefits	679,073	536,145	1,438,357	988,225
General, Administrative and Other	115,281	130,988	221,325	254,033
Interest Expense	41,089	36,878	81,335	74,234
Fund Expenses	49,669	8,592	73,745	13,821

Total Expenses	885,112	712,603	1,814,762	1,330,313

Other Income
Net Gains from Fund Investment Activities	110,054	30,703	176,186	49,845

Income Before Provision for Taxes	774,297	510,526	1,851,502	844,312
Provision for Taxes	29,608	47,415	87,045	56,561

Net Income	744,689	463,111	1,764,457	787,751
Net Income (Loss) Attributable to Redeemable
Non-Controlling Interests in Consolidated Entities	991	(2,049)	2,991	(8,450)
Net Income Attributable to Non-Controlling
Interests in Consolidated Entities	112,944	64,729	251,629	104,815
Net Income Attributable to Non-Controlling
Interests in Blackstone Holdings	287,979	201,805	705,237	333,007

Net Income Attributable to The Blackstone Group L.P.	$342,775	$198,626	$804,600	$358,379

Net Income Per Common Unit
Common Units, Basic	$0.52	$0.31	$1.21	$0.55

Common Units, Diluted	$0.51	$0.30	$1.20	$0.54

Weighted-Average Common Units Outstanding
Common Units, Basic	664,681,299	646,933,698	662,820,839	645,915,774

Common Units, Diluted	1,200,006,339	1,194,478,212	1,199,756,390	1,194,375,807

Distributions Declared Per Common Unit	$0.87	$0.28	$1.34	$0.89

Revenues Earned from Affiliates
Management and Advisory Fees, Net	$30,051	$44,148	$64,448	$100,823

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$744,689	$463,111	$1,764,457	$787,751
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	35,089	(5,768)	46,593	11,844

Comprehensive Income	779,778	457,343	1,811,050	799,595
Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	991	(2,049)	2,991	(8,450)
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	140,311	58,783	282,814	110,026
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	287,979	201,805	705,237	333,007

Comprehensive Income Attributable to The Blackstone Group L.P.	$350,497	$198,804	$820,008	$365,012

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Accumulated Other Compre- hensive Income (Loss)	Total	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2016	643,459,542	$6,523,929	$(62,887)	$6,461,042	$2,428,964	$3,439,537	$12,329,543	$185,390
Net Income	—	804,600	—	804,600	251,629	705,237	1,761,466	2,991
Currency Translation Adjustment	—	—	15,408	15,408	31,185	—	46,593	—
Consolidation of a Fund Entity	—	—	—	—	387,006	—	387,006	—
Capital Contributions	—	—	—	—	375,308	—	375,308	21,354
Capital Distributions	—	(882,889)	—	(882,889)	(348,513)	(754,398)	(1,985,800)	(19,035)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(2,408)	—	(2,408)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	7,286	—	7,286	—	—	7,286	—
Equity-Based Compensation	—	87,964	—	87,964	—	72,561	160,525	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	3,775,544	(12,430)	—	(12,430)	—	(790)	(13,220)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(13,821)	—	(13,821)	—	13,821	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	6,566,308	43,520	—	43,520	—	(43,520)	—	—

Balance at June 30, 2017	653,801,394	$6,558,159	$(47,479)	$6,510,680	$3,123,171	$3,432,448	$13,066,299	$190,700

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

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net Income	$1,764,457	$787,751
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Blackstone Funds Related
Net Realized Gains on Investments	(2,284,430)	(670,157)
Change in Unrealized (Gains) Losses on Investments	41,952	(112,675)
Non-Cash Performance Fees	(18,158)	(73,806)
Non-Cash Performance Fee Compensation	719,565	286,797
Equity-Based Compensation Expense	179,729	164,124
Amortization of Intangibles	21,927	45,655
Other Non-Cash Amounts Included in Net Income	131,935	33,514
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Held by Blackstone Funds and Other	(448,740)	(140,795)
Cash Relinquished in Deconsolidation and Liquidation of Fund Entity	(33,566)	—
Accounts Receivable	191,454	73,459
Reverse Repurchase Agreements	118,495	161,008
Due from Affiliates	(131,421)	14,424
Other Assets	9,772	18,883
Accrued Compensation and Benefits	(621,807)	(234,646)
Securities Sold, Not Yet Purchased	(73,633)	(68,611)
Accounts Payable, Accrued Expenses and Other Liabilities	(700,207)	(247,201)
Repurchase Agreements	(14,713)	15,414
Due to Affiliates	(26,290)	13,682
Investments Purchased	(7,991,469)	(2,921,777)
Cash Proceeds from Sale of Investments	8,279,495	3,101,900

Net Cash Provided by (Used in) Operating Activities	(885,653)	246,943

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(13,663)	(16,165)
Changes in Restricted Cash	18,038	5,843

Net Cash Provided by (Used in) Investing Activities	4,375	(10,322)

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2017	2016
Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	$(330,209)	$(161,533)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	392,983	179,657
Payments Under Tax Receivable Agreement	(59,667)	(78,985)
Net Settlement of Vested Common Units and Repurchase of Common and Blackstone Holdings Partnership Units	(13,220)	(14,414)
Proceeds from Loans Payable	2,550,559	717,545
Repayment and Repurchase of Loans Payable	(127,464)	(145,149)
Distributions to Unitholders	(1,637,287)	(1,075,763)

Net Cash Provided by (Used in) Financing Activities	775,695	(578,642)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	13,877	163

Net Decrease in Cash and Cash Equivalents	(91,706)	(341,858)
Cash and Cash Equivalents, Beginning of Period	1,837,253	1,837,324

Cash and Cash Equivalents, End of Period	$1,745,547	$1,495,466

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$77,111	$80,979

Payments for Income Taxes	$46,919	$33,454

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$1,327	$740

Non-Cash Distributions to Non-Controlling Interest Holders	$(37,339)	$—

Net Assets Related to the Consolidation of a Fund Entity	$387,006	$—

Transfer of Interests to Non-Controlling Interest Holders	$(2,408)	$(5,591)

Change in The Blackstone Group L.P.’s Ownership Interest	$(13,821)	$3,836

Net Settlement of Vested Common Units	$62,631	$64,309

Conversion of Blackstone Holdings Partnership Units to Common Units	$43,520	$29,813

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(48,017)	$(25,553)

Due to Affiliates	$40,731	$25,345

Partners’ Capital	$7,286	$208

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

The Partnership has evaluated the impact of the amended revenue recognition guidance on other revenue streams including management fees and it is not expected to have a material impact on Blackstone’s financial statements. The Partnership is still evaluating considerations for reporting revenue gross versus net.

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

3.	INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	June 30, 2017	December 31, 2016
Finite-Lived Intangible Assets/Contractual Rights	$1,400,876	$1,400,876
Accumulated Amortization	(1,160,199)	(1,138,272)

Intangible Assets, Net	$240,677	$262,604

Amortization expense associated with Blackstone’s intangible assets was $11.0 million and $21.9 million for the three and six month periods ended June 30, 2017, respectively, and $22.8 million and $45.7 million for the three and six month periods ended June 30, 2016, respectively.

Amortization of Intangible Assets held at June 30, 2017 is expected to be $43.9 million, $43.8 million, $43.8 million, $43.8 million, and $43.8 million for each of the years ending December 31, 2017, 2018, 2019, 2020 and 2021, respectively. Blackstone’s intangible assets as of June 30, 2017 are expected to amortize over a weighted-average period of 5.6 years.

4.	INVESTMENTS

Investments consist of the following:

	June 30, 2017	December 31, 2016
Investments of Consolidated Blackstone Funds	$9,171,258	$6,480,674
Equity Method Investments	2,990,128	3,092,378
Corporate Treasury Investments	2,849,749	2,518,438
Performance Fees	5,233,854	5,320,994
Other Investments	304,378	282,491

	$20,549,367	$17,694,975

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $475.4 million and $384.4 million at June 30, 2017 and December 31, 2016, respectively.

Investments of Consolidated Blackstone Funds

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income — Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Realized Gains (Losses)	$51,777	$(2,435)	$107,685	$10,947
Net Change in Unrealized Gains (Losses)	19,483	16,893	(9,039)	(8,348)

Realized and Net Change in Unrealized Gains from Consolidated Blackstone Funds	71,260	14,458	98,646	2,599
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	38,794	16,245	77,540	47,246

Other Income — Net Gains from Fund Investment Activities	$110,054	$30,703	$176,186	$49,845

Equity Method Investments

Blackstone’s equity method investments include its investments in private equity funds, real estate funds, funds of hedge funds and credit-focused funds and other proprietary investments, which are not consolidated but in which the Partnership exerts significant influence.

Blackstone evaluates each of its equity method investments to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the six months ended June 30, 2017 and 2016, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.

The Partnership recognized net gains related to its equity method investments of $124.1 million and $52.0 million for the three months ended June 30, 2017 and 2016, respectively. The Partnership recognized net gains related to its equity method investments of $292.6 million and $69.7 million for the six months ended June 30, 2017 and 2016, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Realized Gains (Losses)	$2,252	$9,364	$(3,429)	$(9,245)
Net Change in Unrealized Gains	12,815	12,913	43,295	14,695

	$15,067	$22,277	$39,866	$5,450

Performance Fees

Performance Fees allocated to the general partner in respect of performance of certain carry funds, funds of hedge funds and credit-focused funds were as follows:

	Private	Real	Hedge Fund
	Equity	Estate	Solutions	Credit	Total
Performance Fees, December 31, 2016	$1,984,792	$2,970,448	$6,132	$359,622	$5,320,994
Performance Fees Allocated as a Result of Changes in Fund Fair Values	598,107	945,904	34,693	67,564	1,646,268
Foreign Exchange Gain	—	43,968	—	—	43,968
Fund Distributions	(857,819)	(896,060)	(3,347)	(20,150)	(1,777,376)

Performance Fees, June 30, 2017	$1,725,080	$3,064,260	$37,478	$407,036	$5,233,854

Other Investments

Other Investments consist primarily of proprietary investment securities held by Blackstone. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in other investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Realized Gains (Losses)	$2,865	$(256)	$2,870	$4,477
Net Change in Unrealized Gains (Losses)	4,803	3,283	10,291	(2,952)

	$7,668	$3,027	$13,161	$1,525

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

5.	NET ASSET VALUE AS FAIR VALUE

A summary of fair value by strategy type alongside the remaining unfunded commitments and ability to redeem such investments as of June 30, 2017 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)		Redemption Notice Period
Diversified Instruments	$182,910	$125	(a	)	(a	)
Credit Driven	151,555	268	(b	)	(b	)
Equity	59,082	—	(c	)	(c	)
Commodities	2,124	—	(d	)	(d	)

	$395,671	$393

(a)	Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 4% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 96% of investments in this category are redeemable as of the reporting date.
(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 58% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 42% of investments in this category are redeemable as of the reporting date.
(c)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 100% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date.
(d)	The Commodities category includes investments in commodities-focused funds that primarily invest in futures and physical-based commodity driven strategies. Investments representing 100% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone uses foreign currency forward contracts to hedge portions of Blackstone’s net investments in foreign operations. The gains and losses due to change in fair value attributable to changes in spot exchange rates on foreign currency derivatives designated as net investment hedges were recognized in Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment. For the three months ended June 30, 2017 the resulting loss was $4.6 million. For the six months ended June 30, 2017 the resulting loss was $5.2 million.

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

	June 30, 2017				December 31, 2016
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Net Investment Hedges
Foreign Currency Contracts	$465	$7	$53,664	$1,260	$—	$—	$51,267	$587

Freestanding Derivatives
Blackstone
Interest Rate Contracts	270,100	627	305,280	1,873	2,651,583	2,356	546,211	2,355
Foreign Currency Contracts	208,266	4,160	257,758	5,109	164,247	1,037	127,444	966
Credit Default Swaps	2,073	—	2,073	—	—	—	3,819	215
Investments of Consolidated
Blackstone Funds
Foreign Currency Contracts	455,303	36,591	97,611	2,493	254,162	25,050	136,025	3,903
Credit Default Swaps	37,598	5,521	54,990	7,187	—	—	113,057	3,350

	973,340	46,899	717,712	16,662	3,069,992	28,443	926,556	10,789

	$973,805	$46,906	$771,376	$17,922	$3,069,992	$28,443	$977,823	$11,376

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Investment Hedges — Foreign Currency Contracts
Hedge Ineffectiveness	$(13)	$(257)	$(35)	$(128)

Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$(3,007)	$546	$(3,947)	$(6,812)
Foreign Currency Contracts	(6,663)	(410)	(3,312)	(4,720)
Credit Default Swaps	268	(738)	(1,658)	(4,549)

	$(9,402)	$(602)	$(8,917)	$(16,081)

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	$(426)	$(4,576)	$(643)	$(7,242)
Foreign Currency Contracts	14,642	8,869	12,682	24,191
Credit Default Swaps	1,214	794	3,161	(3,482)

	$15,430	$5,087	$15,200	$13,467

As of June 30, 2017 and December 31, 2016, the Partnership had not designated any derivatives as cash flow hedges.

7.	FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	June 30, 2017	December 31, 2016
Assets
Loans and Receivables	$306,279	$211,359
Equity and Preferred Securities	472,299	444,713
Assets of Consolidated CLO Vehicles
Corporate Loans	7,477,166	4,762,071
Corporate Bonds	700,177	710,947
Other	1,708	—

	$8,957,629	$6,129,090

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$7,254,854	$5,125,804
Subordinated Notes
Loans Payable	452,873	337,846
Due to Affiliates	7,088	7,748

	$7,714,815	$5,471,398

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables present the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Three Months Ended June 30,
	2017		2016
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$—	$—	$1,085
Equity and Preferred Securities	1	7,116	(296)	5,256
Debt Securities	—	—	—	(365)
Assets of Consolidated CLO Vehicles
Corporate Loans	(543)	25,084	(15,253)	36,564
Corporate Bonds	2,580	(927)	247	(1,214)
Other	65	129	88	—

	$2,103	$31,402	$(15,214)	$41,326

Liabilities
Liabilities of Consolidated CLO Vehicles
Subordinated Notes	$—	$24,800	$—	$(14,281)

	Six Months Ended June 30,
	2017		2016
	Realized Gains	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$7,418	$—	$(2,693)
Equity and Preferred Securities	1	20,225	(293)	1,424
Debt Securities	—	—	—	(1,054)
Assets of Consolidated CLO Vehicles
Corporate Loans	1,329	13,695	(28,960)	37,521
Corporate Bonds	8,214	(6,801)	437	(943)
Other	65	129	266	—

	$9,609	$34,666	$(28,550)	$34,255

Liabilities
Liabilities of Consolidated CLO Vehicles —
Subordinated Notes	$—	$32,712	$—	$(1,868)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents information for those financial instruments for which the fair value option was elected:

	June 30, 2017			December 31, 2016
		For Financial Assets Past Due (a)			For Financial Assets Past Due (a)
	Excess of Fair Value Over Principal	Fair Value	Excess of Fair Value Over Principal	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess of Fair Value Over Principal
Loans and Receivables	$2,240	$—	$—	$(6,476)	$—	$—
Assets of Consolidated CLO Vehicles
Corporate Loans	18,273	—	—	2,616	—	—
Corporate Bonds	7,729	—	—	7,259	—	—
Other	(46)	—	—	—	—	—

	$28,196	$—	$—	$3,399	$—	$—

(a)	Corporate Loans and Corporate Bonds within CLO assets are classified as past due if contractual payments are more than one day past due.

As of June 30, 2017 and December 31, 2016, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status. As of June 30, 2017 and December 31, 2016, no Corporate Bonds included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual status.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy:

	June 30, 2017
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents — Money Market Funds	$560,893	$—	$—	$—	$560,893

Investments
Investments of Consolidated Blackstone Funds (a)
Investment Funds	—	—	—	147,778	147,778
Equity Securities	52,208	50,435	109,997	—	212,640
Partnership and LLC Interests	—	1,588	351,865	—	353,453
Debt Instruments	—	229,238	6,986	—	236,224
Freestanding Derivatives
Foreign Currency Contracts	—	1,772	—	—	1,772
Credit Default Swaps	—	5,521	—	—	5,521
Assets of Consolidated CLO Vehicles
Corporate Loans	—	7,231,978	245,188	—	7,477,166
Corporate Bonds	—	700,177	—	—	700,177
Freestanding Derivatives — Foreign Currency Contracts	—	34,819	—	—	34,819
Other	—	—	1,708	—	1,708

Total Investments of Consolidated Blackstone Funds	52,208	8,255,528	715,744	147,778	9,171,258

Corporate Treasury Investments
Equity Securities	295,956	—	—	—	295,956
Debt Instruments	—	2,306,345	19,739	—	2,326,084
Other	—	—	—	227,709	227,709

Total Corporate Treasury Investments	295,956	2,306,345	19,739	227,709	2,849,749

Other Investments	176,744	11,500	95,950	20,184	304,378

Total Investments	524,908	10,573,373	831,433	395,671	12,325,385

Accounts Receivable — Loans and Receivables	—	—	306,279	—	306,279

Other Assets
Freestanding Derivatives
Interest Rate Contracts	574	53	—	—	627
Foreign Currency Contracts	—	4,160	—	—	4,160

Total Freestanding Derivatives	574	4,213	—	—	4,787
Net Investment Hedges — Foreign Currency Contracts	—	7	—	—	7

Total Other Assets	574	4,220	—	—	4,794

	$1,086,375	$10,577,593	$1,137,712	$395,671	$13,197,351

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	June 30, 2017
	Level I	Level II	Level III	Total
Liabilities
Loans Payable — Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	$—	$7,254,854	$—	$7,254,854
Subordinated Notes (b)	—	452,873	—	452,873

Total Loans Payable	—	7,707,727	—	7,707,727

Due to Affiliates — Liabilities of Consolidated CLO Vehicles (a)
Subordinated Notes (b)	—	7,088	—	7,088

Total Due to Affiliates	—	7,088	—	7,088

Securities Sold, Not Yet Purchased	—	143,819	—	143,819

Accounts Payable, Accrued Expenses and Other Liabilities
Liabilities of Consolidated Blackstone Funds — Freestanding Derivatives (a)
Foreign Currency Contracts	—	2,493	—	2,493
Credit Default Swaps	—	7,187	—	7,187

Total Liabilities of Consolidated Blackstone Funds	—	9,680	—	9,680

Freestanding Derivatives
Interest Rate Contracts	140	1,733	—	1,873
Foreign Currency Contracts	—	5,109	—	5,109

Total Freestanding Derivatives	140	6,842	—	6,982

Net Investment Hedges — Foreign Currency Contracts	—	1,260	—	1,260

Total Accounts Payable, Accrued Expenses and Other Liabilities	140	17,782	—	17,922

	$140	$7,876,416	$—	$7,876,556

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

The following table summarizes the fair value transfers between Level I and Level II for positions that existed as of June 30, 2017 and 2016, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Transfers from Level I into Level II (a)	$762	$—	$762	$2,114
Transfers from Level II into Level I (b)	$—	$—	$—	$28,346

(a)	Transfers out of Level I represent those financial instruments for which restrictions exist and adjustments were made to an otherwise observable price to reflect fair value at the reporting date.
(b)	Transfers into Level I represent those financial instruments for which an unadjusted quoted price in an active market became available for the identical asset.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of June 30, 2017:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities	$68,064	Discounted Cash Flows	Discount Rate	7.3% - 31.7%	12.5%
			Revenue CAGR	0.0% - 41.7%	6.6%
			Exit Capitalization Rate	5.3% - 11.4%	8.4%
			Exit Multiple - EBITDA	4.0x - 19.0x	10.0x
			Exit Multiple - P/E	9.5x - 17.0x	10.1x
	3,098	Market Comparable Companies	Book Value Multiple	0.8x - 0.9x	0.9x
			Exit Multiple - EBITDA	8.0x	N/A
	17,262	Other	N/A	N/A	N/A
	19,895	Transaction Price	N/A	N/A	N/A
	1,678	Third Party Pricing	N/A	N/A	N/A
Partnership and LLC Interests	307,299	Discounted Cash Flows	Discount Rate	4.7% - 26.4%	9.5%
			Revenue CAGR	-20.0% - 31.5%	5.7%
			Exit Capitalization Rate	1.6% - 11.5%	5.9%
			Exit Multiple - EBITDA	0.1x - 18.7x	10.1x
			Exit Multiple - P/E	9.3x	N/A
	530	Market Comparable Companies	Book Value Multiple	0.9x	N/A
	23,508	Other	N/A	N/A	N/A
	236	Third Party Pricing	N/A	N/A	N/A
	20,292	Transaction Price	N/A	N/A	N/A
Debt Instruments	5,072	Discounted Cash Flows	Discount Rate	7.8% - 20.0%	10.6%
			Revenue CAGR	-3.8% - 5.1%	1.9%
			Exit Capitalization Rate	4.2% - 8.3%	7.2%
			Exit Multiple - EBITDA	12.0x	N/A
	1,914	Transaction Price	N/A	N/A	N/A
Assets of Consolidated CLO Vehicles	3,141	Discounted Cash Flows	Discount Rate	6.3%	N/A
	11,727	Market Comparable Companies	EBITDA Multiple	7.0x	N/A
	232,028	Third Party Pricing	N/A	N/A	N/A

Total Investments of Consolidated Blackstone Funds	715,744

continued …

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Corporate Treasury Investments	$6,911	Discounted Cash Flows	Discount Rate	5.1% - 6.2%	5.8%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	30.0% - 70.0%	68.4%
			Reinvestment Rate	LIBOR +400 bps	N/A
	12,828	Third Party Pricing	N/A	N/A	N/A

Loans and Receivables	306,279	Discounted Cash Flows	Discount Rate	9.1% - 15.1%	11.5%

Other Investments	63,379	Discounted Cash Flows	Discount Rate	0.9% - 13.1%	2.6%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	70.0%	N/A
			Reinvestment Rate	LIBOR +400 bps	N/A
	32,571	Transaction Price	N/A	N/A	N/A

	$1,137,712

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2016:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities	$58,826	Discounted Cash Flows	Discount Rate	7.3% - 28.7%	12.7%
			Revenue CAGR	-0.2% - 20.1%	6.3%
			Exit Capitalization Rate	5.0% - 11.4%	8.5%
			Exit Multiple - EBITDA	4.0x - 20.0x	10.0x
			Exit Multiple - P/E	10.5x - 17.0x	11.0x
	2,032	Market Comparable Companies	Book Value Multiple	0.9x	N/A
	22,843	Other	N/A	N/A	N/A
	9,956	Transaction Price	N/A	N/A	N/A
Partnership and LLC Interests	303,281	Discounted Cash Flows	Discount Rate	3.4% - 27.6%	9.4%
			Revenue CAGR	-27.1% - 47.3%	7.2%
			Exit Capitalization Rate	3.0% - 11.0%	6.0%
			Exit Multiple - EBITDA	3.9x - 18.3x	10.5x
			Exit Multiple - P/E	9.3x	N/A
	13,945	Market Comparable Companies	Capitalization Rate	5.0% - 5.6%	5.2%
	12,916	Other	N/A	N/A	N/A
	1,238	Third Party Pricing	N/A	N/A	N/A
	5,850	Transaction Price	N/A	N/A	N/A
Debt Instruments	5,002	Discounted Cash Flows	Discount Rate	8.3% - 20.0%	12.9%
			Revenue CAGR	4.8% - 70.8%	33.8%
			Exit Capitalization Rate	4.7% - 8.3%	7.5%
			Exit Multiple - EBITDA	9.6x - 12.0x	11.0x
	2,227	Third Party Pricing	N/A	N/A	N/A
	93	Transaction Price	N/A	N/A	N/A
Assets of Consolidated CLO Vehicles	13,723	Market Comparable Companies	EBITDA Multiple	9.6x	N/A
	233,941	Third Party Pricing	N/A	N/A	N/A

Total Investments of Consolidated Blackstone Funds	685,873

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)

Corporate Treasury Investments	$9,783	Discounted Cash Flows	Discount Rate	6.1% - 10.0%	7.1%
			Default Rate	1.0% - 2.0%	1.8%
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	18.5% - 76.5%	66.4%
			Reinvestment Rate	LIBOR +350 bps -	LIBOR +390 bps
				LIBOR +400 bps
	20,641	Third Party Pricing	N/A	N/A	N/A
Loans and Receivables	211,359	Discounted Cash Flows	Discount Rate	12.0% - 16.4%	13.3%
Other Investments	78,619	Discounted Cash Flows	Discount Rate	1.2% - 15.0%	3.1%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	70.0%	N/A
			Reinvestment Rate	LIBOR +400 bps	N/A
	21,545	Transaction Price	N/A	N/A	N/A

	$1,027,820

N/A	Not applicable.
CAGR	Compound annual growth rate.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA, forward EBITDA and price/earnings exit multiples.
Third Party Pricing	Third Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.
Transaction Price	Includes recent acquisitions or transactions.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.

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

The significant unobservable inputs used in the fair value measurement of equity securities, partnership and limited liability company (“LLC”) interests, debt instruments, assets of consolidated CLO vehicles and loans and receivables are discount rates, exit capitalization rates, exit multiples, EBITDA multiples and revenue compound annual growth rates. Increases (decreases) in any of discount rates and exit capitalization rates in isolation can result in a lower (higher) fair value measurement. Increases (decreases) in any of exit multiples and revenue compound annual growth rates in isolation can result in a higher (lower) fair value measurement.

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

	Level III Financial Assets at Fair Value Three Months Ended June 30,
	2017				2016
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total
Balance, Beginning of Period	$685,966	$112,056	$138,433	$936,455	$736,698	$287,858	$130,264	$1,154,820
Transfer In Due to Consolidation and Acquisition	35,040	—	—	35,040	—	—	—	—
Transfer In (Out) Due to Deconsolidation	(44,095)	—	—	(44,095)	—	—	—	—
Transfer In to Level III (b)	68,127	—	6,473	74,600	18,177	—	9,037	27,214
Transfer Out of Level III (b)	(105,165)	—	(11,930)	(117,095)	(38,865)	—	(6,199)	(45,064)
Purchases	112,405	268,222	9,155	389,782	33,883	5,278	6,973	46,134
Sales	(46,140)	(75,342)	(34,014)	(155,496)	(52,776)	(87,696)	(10,683)	(151,155)
Settlements	—	(1,392)	(993)	(2,385)	—	(2,431)	(114)	(2,545)
Changes in Gains (Losses) Included in Earnings and Other Comprehensive Income (Loss)	9,606	2,735	8,565	20,906	9,315	4,510	(1,224)	12,601

Balance, End of Period	$715,744	$306,279	$115,689	$1,137,712	$706,432	$207,519	$128,054	$1,042,005

Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	$(2,163)	$2,735	$123	$695	$2,845	$4,552	$1,255	$8,652

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Assets at Fair Value Six Months Ended June 30,
	2017				2016
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total
Balance, Beginning of Period	$685,873	$211,359	$130,588	$1,027,820	$774,392	$261,994	$155,841	$1,192,227
Transfer In Due to Consolidation and Acquisition	34,651	—	—	34,651	—	—	—	—
Transfer Out Due to Deconsolidation	(38,629)	—	—	(38,629)	—	—	—	—
Transfer In to Level III (b)	63,125	—	16,396	79,521	52,332	—	9,327	61,659
Transfer Out of Level III (b)	(140,571)	—	(18,010)	(158,581)	(81,837)	—	(10,204)	(92,041)
Purchases	219,248	337,705	21,603	578,556	96,206	303,657	6,973	406,836
Sales	(145,890)	(251,502)	(44,045)	(441,437)	(142,180)	(355,251)	(30,690)	(528,121)
Settlements	—	(3,894)	(1,093)	(4,987)	—	(5,922)	(254)	(6,176)
Changes in Gains (Losses) Included in Earnings and Other Comprehensive Income (Loss)	37,937	12,611	10,250	60,798	7,519	3,041	(2,939)	7,621

Balance, End of Period	$715,744	$306,279	$115,689	$1,137,712	$706,432	$207,519	$128,054	$1,042,005

Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	$1,031	$12,610	$462	$14,103	$(16,793)	$3,083	$(46)	$(13,756)

(a)	Represents corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.

There were no Level III financial liabilities as of and for the three and six months ended June 30, 2017 and 2016.

9.	VARIABLE INTEREST ENTITIES

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

	June 30, 2017	December 31, 2016
Investments	$698,777	$644,546
Accounts Receivable	27,136	12,308
Due from Affiliates	92,174	35,099

Total VIE Assets	818,087	691,953
Due to Affiliates	491	577
Accounts Payable, Accrued Expenses and Other Liabilities	66	38
Potential Clawback Obligation	94,532	81,936

Maximum Exposure to Loss	$913,176	$774,504

10.	REVERSE REPURCHASE AND REPURCHASE AGREEMENTS

At June 30, 2017, the Partnership pledged securities with a carrying value of $91.3 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables provide information regarding the Partnership’s Repurchase Agreements obligation by type of collateral pledged:

	June 30, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$26,746	$17,339	$16,526	$60,611

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$60,611

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
U.S. Treasury and Agency Securities	$7,034	$—	$—	$—	$7,034
Asset-Backed Securities	—	12,805	30,796	24,689	68,290

	$7,034	$12,805	$30,796	$24,689	$75,324

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$75,324

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

11.	OFFSETTING OF ASSETS AND LIABILITIES

The following tables present the offsetting of assets and liabilities as of June 30, 2017:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Received	Net Amount
Assets
Net Investment Hedges	$7	$—	$—	$7
Freestanding Derivatives	12,080	515	7,294	4,271

	$12,087	$515	$7,294	$4,278

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities
Net Investment Hedges	$1,260	$—	$—	$1,260
Freestanding Derivatives	14,583	515	12,326	1,742
Repurchase Agreements	60,611	56,880	3,731	—

	$76,454	$57,395	$16,057	$3,002

The following tables present the offsetting of assets and liabilities as of December 31, 2016:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$5,720	$1,064	$2,892	$1,764
Reverse Repurchase Agreements	118,495	117,775	—	720

	$124,215	$118,839	$2,892	$2,484

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities
Net Investment Hedges	$587	$—	$—	$587
Freestanding Derivatives	6,886	1,064	5,638	184
Repurchase Agreements	75,324	72,195	3,129	—

	$82,797	$73,259	$8,767	$771

Reverse Repurchase Agreements and Repurchase Agreements are presented separately on the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	June 30, 2017	December 31, 2016
Furniture, Equipment and Leasehold Improvements, Net	$128,075	$126,784
Prepaid Expenses	81,646	96,888
Other Assets	19,660	37,723
Freestanding Derivatives	4,787	3,393
Net Investment Hedges	7	—

	$234,175	$264,788

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition and are not a significant component thereof.

Notional Pooling Arrangement

Blackstone has a notional cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of June 30, 2017, the aggregate cash balance on deposit relating to the cash pooling arrangement was $1.3 billion, which was offset with an accompanying overdraft of $1.3 billion.

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

	June 30, 2017		December 31, 2016
Senior Notes	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
6.625%, Due 8/15/2019 (b)	$603,071	$637,299	$607,121	$648,765
5.875%, Due 3/15/2021	398,306	444,240	398,105	447,600
4.750%, Due 2/15/2023	393,641	437,320	393,158	426,520
6.250%, Due 8/15/2042	237,923	311,925	237,830	285,450
5.000%, Due 6/15/2044	488,435	547,100	488,337	497,200
4.450%, Due 7/15/2045	343,870	351,155	343,816	322,525
2.000%, Due 5/19/2025	338,348	358,822	310,805	331,096
1.000%, Due 10/5/2026	674,678	647,854	620,750	598,270

	$3,478,272	$3,735,715	$3,399,922	$3,557,426

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
(b)	The carrying and fair values are determined using the original $600 million par amount less $15 million attributable to these notes which were acquired but not retired by Blackstone during 2012.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Included within Loans Payable and Due to Affiliates within the Condensed Consolidated Statements of Financial Condition are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. Borrowings through the consolidated CLO vehicles consisted of the following:

	June 30, 2017				December 31, 2016
	Borrowing Outstanding	Weighted- Average Interest Rate		Weighted- Average Remaining Maturity in Years	Borrowing Outstanding	Weighted- Average Interest Rate	Weighted- Average Remaining Maturity in Years
Senior Secured Notes	$7,263,332	2.23%		5.2	$5,124,241	2.17%	5.4
Subordinated Notes	528,553	(a	)	N/A	382,735	(a)	N/A

	$7,791,885				$5,506,976

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

Senior Secured Notes and Subordinated Notes comprise the following amounts:

	June 30, 2017			December 31, 2016
	Fair Value	Amounts Due to Non- Consolidated Affiliates		Fair Value	Amounts Due to Non- Consolidated Affiliates
		Borrowing Outstanding	Fair Value		Borrowing Outstanding	Fair Value
Senior Secured Notes	$7,254,854	$—	$—	$5,125,804	$—	$—
Subordinated Notes	459,961	10,000	7,088	345,594	10,000	7,748

	$7,714,815	$10,000	$7,088	$5,471,398	$10,000	$7,748

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of June 30, 2017 and December 31, 2016, the fair value of the consolidated CLO assets was $10.0 billion and $6.4 billion, respectively. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities.

Scheduled principal payments for borrowings as of June 30, 2017 were as follows:

	Operating Borrowings	Blackstone Fund Facilities/CLO Vehicles	Total Borrowings
2017	$—	$345,560	$345,560
2018	—	—	—
2019	585,000	—	585,000
2020	—	—	—
2021	400,000	—	400,000
Thereafter	2,528,340	7,449,105	9,977,445

	$3,513,340	$7,794,665	$11,308,005

13.	INCOME TAXES

Blackstone’s effective tax rate was 3.8% and 9.3% for the three months ended June 30, 2017 and 2016, respectively, and 4.7% and 6.7% for the six months ended June 30, 2017 and 2016, respectively. Blackstone’s

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

income tax provision was $29.6 million and $47.4 million for the three months ended June 30, 2017 and 2016, respectively, and $87.0 million and $56.6 million for the six months ended June 30, 2017 and 2016, respectively.

The Blackstone Group L.P. and certain of its subsidiaries operate in the U.S. as partnerships for income tax purposes (partnerships generally are not subject to federal income taxes) and generally as corporate entities in non-U.S. jurisdictions. Blackstone’s effective tax rate for the three and six months ended June 30, 2017 and 2016 was substantially due to the fact that certain corporate subsidiaries are subject to federal, state, local and foreign income taxes (as applicable) and other subsidiaries are subject to New York City unincorporated business taxes.

14.	NET INCOME PER COMMON UNIT

Basic and diluted net income per common unit for the three and six months ended June 30, 2017 and June 30, 2016 was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income for Per Common Unit Calculation
Net Income Attributable to The Blackstone Group L.P., Basic	$342,775	$198,626	$804,600	$358,379
Incremental Net Income from Assumed Exchange of Blackstone Holdings Partnership Units	264,935	158,960	636,756	286,563

Net Income Attributable to The Blackstone Group L.P., Diluted	$607,710	$357,586	$1,441,356	$644,942

Units Outstanding
Weighted-Average Common Units Outstanding, Basic	664,681,299	646,933,698	662,820,839	645,915,774
Weighted-Average Unvested Deferred Restricted Common Units	998,974	1,309,402	904,079	1,321,087
Weighted-Average Blackstone Holdings Partnership Units	534,326,066	546,235,112	536,031,472	547,138,946

Weighted-Average Common Units Outstanding, Diluted	1,200,006,339	1,194,478,212	1,199,756,390	1,194,375,807

Net Income Per Common Unit, Basic	$0.52	$0.31	$1.21	$0.55

Net Income Per Common Unit, Diluted	$0.51	$0.30	$1.20	$0.54

Distributions Declared Per Common Unit (a)	$0.87	$0.28	$1.34	$0.89

(a)	Distributions declared reflects the calendar date of the declaration for each distribution.

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

During the six months ended June 30, 2017 and 2016, no units were repurchased. As of June 30, 2017, the amount remaining available for repurchases under this program was $335.8 million.

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

For the three and six months ended June 30, 2017, the Partnership recorded compensation expense of $88.5 million and $179.7 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $22.7 million and $36.8 million, respectively. For the three and six months ended June 30, 2016, the Partnership recorded compensation expense of $84.3 million and $164.1 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $8.4 million and $16.6 million, respectively. As of June 30, 2017, there was $849.2 million of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 4.3 years.

Total vested and unvested outstanding units, including Blackstone common units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,198,049,700 as of June 30, 2017. Total outstanding unvested phantom units were 39,023 as of June 30, 2017.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

A summary of the status of the Partnership’s unvested equity-based awards as of June 30, 2017 and of changes during the period January 1, 2017 through June 30, 2017 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2016	34,568,726	$33.58	12,206,016	$24.65	40,460	$28.14
Granted	179,596	27.03	2,324,463	27.70	3,057	27.03
Vested	(2,551,438)	34.58	(2,419,469)	25.89	(1,338)	28.61
Forfeited	(318,879)	25.28	(232,126)	29.46	(3,770)	33.32

Balance, June 30, 2017	31,878,005	$34.09	11,878,884	$25.36	38,409	$32.89

Units Expected to Vest

The following unvested units, after expected forfeitures, as of June 30, 2017, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	27,505,210	3.7
Deferred Restricted Blackstone Common Units	10,750,757	1.5

Total Equity-Based Awards	38,255,967	3.1

Phantom Units	30,341	2.9

16.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Due from Affiliates and Due to Affiliates consisted of the following:

	June 30, 2017	December 31, 2016
Due from Affiliates
Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees Principally for Investments in Blackstone Funds	$448,151	$342,943
Amounts Due from Portfolio Companies and Funds	400,267	456,469
Management and Performance Fees Due from Non-Consolidated Funds	576,406	445,280
Payments Made on Behalf of Non-Consolidated Entities	279,538	196,134
Investments Redeemed in Non-Consolidated Funds of Hedge Funds	6,518	1,552
Accrual for Potential Clawback of Previously Distributed Carried Interest	694	—

	$1,711,574	$1,442,378

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	June 30, 2017	December 31, 2016
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,169,998	$1,186,145
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	45,343	28,012
Distributions Received on Behalf of Blackstone Entities	30,356	80,034
Payments Made by Non-Consolidated Entities	41,940	19,833
Due to Note Holders of Consolidated CLO Vehicles	7,088	7,748
Accrual for Potential Repayment of Previously Received Performance Fees	2,171	—

	$1,296,896	$1,321,772

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties

The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of June 30, 2017 and December 31, 2016, such investments aggregated $802.9 million and $740.3 million, respectively. Their share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $20.0 million and $25.5 million for the three months ended June 30, 2017 and 2016, respectively, and $50.5 million and $28.6 million for the six months ended June 30, 2017 and 2016, respectively.

Revenues Earned from Affiliates

Management and Advisory Fees, Net earned from affiliates totaled $30.1 million and $44.1 million for the three months ended June 30, 2017 and 2016, respectively. Management and Advisory Fees, Net earned from affiliates totaled $64.4 million and $100.8 million for the six months ended June 30, 2017 and 2016, respectively. Fees relate primarily to transaction and monitoring fees which are negotiated in the ordinary course of fundraising and investment activities.

Loans to Affiliates

Loans to affiliates consist of interest bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $1.1 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and $1.3 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively.

Contingent Repayment Guarantee

Blackstone and its personnel who have received carried interest distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess carried interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Fees represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of June 30, 2017. See Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.

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

Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.2 billion over the next 15 years. The after-tax net present value of these estimated payments totals $382.7 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

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

Commitments

Investment Commitments

Blackstone had $2.4 billion of investment commitments as of June 30, 2017 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $305.4 million as of June 30, 2017 which includes $15.7 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $3.8 million as of June 30, 2017.

The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to Blackstone Group International Partners LLP. The amount guaranteed as of June 30, 2017 was $156.1 million.

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

The following table presents the clawback obligations by segment:

	June 30, 2017			December 31, 2016
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Credit	$1,477	$694	$2,171	$—	$—	$—

For Private Equity, Real Estate, and certain Credit Funds, a portion of the carried interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At June 30, 2017, $570.2 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

In the Credit segment, payment of carried interest to the Partnership by the majority of the stressed/distressed, mezzanine and event-driven credit strategies funds are substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.

If, at June 30, 2017, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Carried Interest subject to potential clawback would be $5.3 billion, on an after-tax basis where applicable, of which Blackstone Holdings is potentially liable for $4.9 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.

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

•

Credit — Blackstone’s Credit segment consists principally of GSO Capital Partners LP (“GSO”), which is organized into performing credit strategies (which include mezzanine lending funds, business development companies and other performing credit strategies), distressed strategies (which include event-driven credit strategies, stressed/distressed funds and distressed energy strategies) and long only strategies (which consist of CLOs, closed-end funds, commingled funds and separately managed accounts).

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables present the financial data for Blackstone’s four segments for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$176,555	$227,865	$128,698	$138,250	$671,368
Transaction, Advisory and Other Fees, Net	18,947	16,087	1,696	2,162	38,892
Management Fee Offsets	(3,753)	(5,018)	—	(4,653)	(13,424)

Total Management and Advisory Fees, Net	191,749	238,934	130,394	135,759	696,836

Performance Fees
Realized
Carried Interest	197,257	389,004	—	16,032	602,293
Incentive Fees	—	5,315	6,995	28,796	41,106
Unrealized
Carried Interest	600	77,200	143	(12,863)	65,080
Incentive Fees	—	22,608	22,458	3,461	48,527

Total Performance Fees	197,857	494,127	29,596	35,426	757,006

Investment Income (Loss)
Realized	41,168	57,599	225	1,895	100,887
Unrealized	(25,014)	(20,519)	11,578	788	(33,167)

Total Investment Income	16,154	37,080	11,803	2,683	67,720
Interest and Dividend Revenue	12,451	20,998	8,769	11,037	53,255
Other	(16,124)	(22,965)	(10,720)	(12,660)	(62,469)

Total Revenues	402,087	768,174	169,842	172,245	1,512,348

Expenses
Compensation and Benefits Compensation	90,844	110,266	47,361	56,786	305,257
Performance Fee Compensation
Realized
Carried Interest	63,060	124,292	—	7,937	195,289
Incentive Fees	—	2,931	4,362	14,188	21,481
Unrealized
Carried Interest	22,219	59,174	178	(7,071)	74,500
Incentive Fees	—	9,680	9,242	1,678	20,600

Total Compensation and Benefits	176,123	306,343	61,143	73,518	617,127
Other Operating Expenses	47,665	55,373	26,240	36,406	165,684

Total Expenses	223,788	361,716	87,383	109,924	782,811

Economic Income	$178,299	$406,458	$82,459	$62,321	$729,537

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended June 30, 2016
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$131,477	$201,004	$130,123	$131,392	$593,996
Transaction, Advisory and Other Fees, Net	11,089	21,112	(5)	1,424	33,620
Management Fee Offsets	(4,195)	(1,219)	—	(9,982)	(15,396)

Total Management and Advisory Fees, Net	138,371	220,897	130,118	122,834	612,220

Performance Fees
Realized
Carried Interest	57,056	266,382	—	296	323,734
Incentive Fees	—	6,099	(251)	23,515	29,363
Unrealized
Carried Interest	85,047	(84,875)	801	87,295	88,268
Incentive Fees	—	5,942	1,036	1,029	8,007

Total Performance Fees	142,103	193,548	1,586	112,135	449,372

Investment Income (Loss)
Realized	22,926	19,929	(515)	11,330	53,670
Unrealized	(2,766)	(8,902)	9,357	8,412	6,101

Total Investment Income	20,160	11,027	8,842	19,742	59,771
Interest and Dividend Revenue	9,516	13,084	5,205	7,428	35,233
Other	3,395	2,231	1,125	1,795	8,546

Total Revenues	313,545	440,787	146,876	263,934	1,165,142

Expenses
Compensation and Benefits Compensation	83,140	102,888	44,436	55,691	286,155
Performance Fee Compensation
Realized
Carried Interest	30,946	56,441	—	194	87,581
Incentive Fees	—	3,300	1,325	10,626	15,251
Unrealized
Carried Interest	19,450	14,257	238	41,257	75,202
Incentive Fees	—	2,542	480	(333)	2,689

Total Compensation and Benefits	133,536	179,428	46,479	107,435	466,878
Other Operating Expenses	48,371	52,201	27,218	29,464	157,254

Total Expenses	181,907	231,629	73,697	136,899	624,132

Economic Income	$131,638	$209,158	$73,179	$127,035	$541,010

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income (Loss) Before Provision for Taxes for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Total Segments	Consolidation Adjustments and Reconciling Items	Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items	Blackstone Consolidated
Revenues	$1,512,348	$37,007(a)	$1,549,355	$1,165,142	$27,284(a)	$1,192,426
Expenses	$782,811	$102,301(b)	$885,112	$624,132	$88,471(b)	$712,603
Other Income	$—	$110,054(c)	$110,054	$—	$30,703(c)	$30,703
Economic Income	$729,537	$44,760(d)	$774,297	$541,010	$(30,484)(d)	$510,526

(a)	The Revenues adjustment represents management and performance fees earned from Blackstone Funds that were eliminated in consolidation to arrive at Blackstone consolidated revenues, non-segment related Investment Income (Loss), which is included in Blackstone consolidated revenues and the elimination of inter-segment interest income.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles, expenses related to transaction-related equity-based compensation and the elimination of inter-segment interest expense to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Three Months Ended June 30,
	2017	2016
Fund Management Fees and Performance Fees Eliminated in Consolidation and Transactional Investment Loss	$(36,956)	$(27,716)
Fund Expenses Added in Consolidation	30,912	(3,310)
Income Associated with Non-Controlling Interests of Consolidated Entities	113,935	62,680
Transaction-Related Other Income (Loss)	2,163	(951)

Total Consolidation Adjustments and Reconciling Items	$110,054	$30,703

(d)	The reconciliation of Economic Income to Income Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended June 30,
	2017	2016
Economic Income	$729,537	$541,010

Adjustments
Amortization of Intangibles	(11,344)	(23,208)
Transaction-Related Charges	(57,831)	(69,956)
Income Associated with Non-Controlling Interests of Consolidated Entities	113,935	62,680

Total Consolidation Adjustments and Reconciling Items	44,760	(30,484)

Income Before Provision for Taxes	$774,297	$510,526

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables present the financial data for Blackstone’s four segments as of and for the six months ended June 30, 2017 and 2016:

	June 30, 2017 and the Six Months Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$354,019	$425,744	$257,166	$277,397	$1,314,326
Transaction, Advisory and Other Fees, Net	36,147	37,366	1,955	3,646	79,114
Management Fee Offsets	(15,943)	(8,568)	—	(22,512)	(47,023)

Total Management and Advisory Fees, Net	374,223	454,542	259,121	258,531	1,346,417

Performance Fees
Realized
Carried Interest	779,938	908,845	—	24,832	1,713,615
Incentive Fees	—	8,229	21,679	58,335	88,243
Unrealized
Carried Interest	(184,233)	54,932	3,940	35,694	(89,667)
Incentive Fees	—	41,321	62,769	4,453	108,543

Total Performance Fees	595,705	1,013,327	88,388	123,314	1,820,734

Investment Income (Loss)
Realized	122,057	177,178	(407)	4,953	303,781
Unrealized	(65,838)	(104,372)	29,871	8,237	(132,102)

Total Investment Income	56,219	72,806	29,464	13,190	171,679
Interest and Dividend Revenue	23,373	39,165	16,323	20,270	99,131
Other	(17,924)	(26,115)	(12,330)	(14,387)	(70,756)

Total Revenues	1,031,596	1,553,725	380,966	400,918	3,367,205

Expenses
Compensation and Benefits Compensation	174,586	212,968	94,965	111,765	594,284
Performance Fee Compensation
Realized
Carried Interest	244,693	304,217	—	12,570	561,480
Incentive Fees	—	4,295	11,679	28,259	44,233
Unrealized
Carried Interest	(17,137)	70,972	1,387	14,891	70,113
Incentive Fees	—	18,189	23,246	2,304	43,739

Total Compensation and Benefits	402,142	610,641	131,277	169,789	1,313,849
Other Operating Expenses	90,487	107,342	52,040	69,107	318,976

Total Expenses	492,629	717,983	183,317	238,896	1,632,825

Economic Income	$538,967	$835,742	$197,649	$162,022	$1,734,380

Segment Assets as of June 30, 2017	$5,958,821	$7,795,940	$2,368,871	$3,446,358	$19,569,990

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Six Months Ended June 30, 2016
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$262,125	$400,911	$260,281	$257,382	$1,180,699
Transaction, Advisory and Other Fees, Net	20,009	56,906	538	2,766	80,219
Management Fee Offsets	(11,043)	(4,814)	—	(19,640)	(35,497)

Total Management and Advisory Fees, Net	271,091	453,003	260,819	240,508	1,225,421

Performance Fees
Realized
Carried Interest	87,338	467,009	—	296	554,643
Incentive Fees	—	10,168	2,433	45,212	57,813
Unrealized
Carried Interest	158,922	(96,397)	833	72,516	135,874
Incentive Fees	—	15,707	(1,899)	1,299	15,107

Total Performance Fees	246,260	396,487	1,367	119,323	763,437

Investment Income (Loss)
Realized	7,569	32,904	(5,260)	8,356	43,569
Unrealized	12,674	(11,039)	(2,934)	(9,149)	(10,448)

Total Investment Income (Loss)	20,243	21,865	(8,194)	(793)	33,121
Interest and Dividend Revenue	19,365	26,272	10,501	14,176	70,314
Other	1,808	322	(263)	431	2,298

Total Revenues	558,767	897,949	264,230	373,645	2,094,591

Expenses
Compensation and Benefits Compensation	163,414	203,466	98,605	108,073	573,558
Performance Fee Compensation
Realized
Carried Interest	46,373	99,517	—	194	146,084
Incentive Fees	—	5,433	3,188	20,753	29,374
Unrealized
Carried Interest	28,746	41,960	238	34,259	105,203
Incentive Fees	—	6,700	(715)	152	6,137

Total Compensation and Benefits	238,533	357,076	101,316	163,431	860,356
Other Operating Expenses	96,434	100,298	53,364	55,684	305,780

Total Expenses	334,967	457,374	154,680	219,115	1,166,136

Economic Income	$223,800	$440,575	$109,550	$154,530	$928,455

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income (Loss) Before Provision for Taxes and Total Assets as of and for the six months ended June 30, 2017 and 2016:

	June 30, 2017 and the Six Months Then Ended			Six Months Ended June 30, 2016
	Total Segments	Consolidation Adjustments and Reconciling Items	Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items	Blackstone Consolidated
Revenues	$3,367,205	$122,873(a)	$3,490,078	$2,094,591	$30,189(a)	$2,124,780
Expenses	$1,632,825	$181,937(b)	$1,814,762	$1,166,136	$164,177(b)	$1,330,313
Other Income	$—	$176,186(c)	$176,186	$—	$49,845(c)	$49,845
Economic Income	$1,734,380	$117,122(d)	$1,851,502	$928,455	$(84,143)(d)	$844,312
Total Assets	$19,569,990	$10,557,941(e)	$30,127,931

(a)	The Revenues adjustment represents management and performance fees earned from Blackstone Funds that were eliminated in consolidation to arrive at Blackstone consolidated revenues, non-segment related Investment Income (Loss), which is included in Blackstone consolidated revenues and the elimination of inter-segment interest income.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles, expenses related to transaction-related equity-based compensation and the elimination of inter-segment interest expense to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Six Months Ended June 30,
	2017	2016
Fund Management Fees and Performance Fees Eliminated in Consolidation and Transactional Investment Loss	$(122,277)	$(30,473)
Fund Expenses Added in Consolidation	38,403	(9,157)
Income Associated with Non-Controlling Interests of Consolidated Entities	254,620	96,365
Transaction-Related Other Income (Loss)	5,440	(6,890)

Total Consolidation Adjustments and Reconciling Items	$176,186	$49,845

(d)	The reconciliation of Economic Income to Income Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Six Months Ended June 30,
	2017	2016
Economic Income	$1,734,380	$928,455

Adjustments
Amortization of Intangibles	(22,688)	(46,416)
Transaction-Related Charges	(114,810)	(134,092)
Income Associated with Non-Controlling Interests of Consolidated Entities	254,620	96,365

Total Consolidation Adjustments and Reconciling Items	117,122	(84,143)

Income Before Provision for Taxes	$1,851,502	$844,312

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

19.	SUBSEQUENT EVENTS

There have been no events since June 30, 2017 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

ITEM 1A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	June 30, 2017
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$1,745,547	$—	$—	$1,745,547
Cash Held by Blackstone Funds and Other	176,308	1,349,725	—	1,526,033
Investments	11,879,613	9,231,252	(561,498)	20,549,367
Accounts Receivable	551,579	557,737	—	1,109,316
Due from Affiliates	1,734,970	28,254	(51,650)	1,711,574
Intangible Assets, Net	240,677	—	—	240,677
Goodwill	1,718,519	—	—	1,718,519
Other Assets	230,054	4,121	—	234,175
Deferred Tax Assets	1,292,723	—	—	1,292,723

Total Assets	$19,569,990	$11,171,089	$(613,148)	$30,127,931

Liabilities and Partners’ Capital
Loans Payable	$3,478,272	$7,710,507	$—	$11,188,779
Due to Affiliates	1,239,548	223,770	(166,422)	1,296,896
Accrued Compensation and Benefits	2,441,469	—	—	2,441,469
Securities Sold, Not Yet Purchased	57,298	86,521	—	143,819
Repurchase Agreements	—	60,611	—	60,611
Accounts Payable, Accrued Expenses and Other Liabilities	486,432	1,252,926	—	1,739,358

Total Liabilities	7,703,019	9,334,335	(166,422)	16,870,932

Redeemable Non-Controlling Interests in Consolidated Entities	—	190,700	—	190,700

Partners’ Capital
Partners’ Capital	6,557,579	380,567	(379,987)	6,558,159
Accumulated Other Comprehensive Income (Loss)	(46,899)	—	(580)	(47,479)
Non-Controlling Interests in Consolidated Entities	1,923,843	1,265,487	(66,159)	3,123,171
Non-Controlling Interests in Blackstone Holdings	3,432,448	—	—	3,432,448

Total Partners’ Capital	11,866,971	1,646,054	(446,726)	13,066,299

Total Liabilities and Partners’ Capital	$19,569,990	$11,171,089	$(613,148)	$30,127,931

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

Blackstone Real Estate Partners VI.C — ESH L.P.

Blackstone Real Estate Special Situations Fund L.P.

Blackstone Real Estate Special Situations Offshore Fund Ltd.

Blackstone Strategic Alliance Fund L.P.

Blackstone / GSO Global Dynamic Credit Feeder Fund (Cayman) LP

Blackstone / GSO Global Dynamic Credit Funding Designated Activity Company

Blackstone / GSO Global Dynamic Credit Master Fund

Blackstone / GSO Global Dynamic Credit USD Feeder Fund Ireland

Blackstone / GSO Loan Financing Limited

BSSF I AIV L.P.

BTD CP Holdings LP

GSO Legacy Associates 2 LLC

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

Our Business

Blackstone is one of the largest independent managers of private capital in the world. Our business is organized into four segments:

•

Private Equity. We are a world leader in private equity investing, having managed seven general private equity funds, as well as three sector-focused funds, since we established this business in 1987. Our Private Equity segment includes our corporate private equity business, which consists of our flagship corporate private equity funds, Blackstone Capital Partners (“BCP”) funds, our sector-focused corporate private equity funds, including our energy-focused funds, Blackstone Energy Partners (“BEP”) funds and our core private equity fund, Blackstone Core Equity Partners (“BCEP”). In addition, our Private Equity segment includes our opportunistic investment platform that invests globally across asset classes, industries and geographies, Blackstone Tactical Opportunities (“Tactical Opportunities”), our secondary private equity fund of funds business, Strategic Partners Fund Solutions (“Strategic Partners”), a multi-asset investment program for eligible high net worth investors offering exposure to certain of Blackstone’s key illiquid investment strategies through a single commitment, Blackstone Total Alternatives Solution (“BTAS”) and our capital markets services business, Blackstone Capital Markets (“BXCM”).

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

The GSO business is organized into three overarching strategies: performing credit, distressed and long only. Our performing credit strategies include mezzanine lending funds, business development companies that we sub-advise (“BDCs”) and other performing credit strategy funds. Our distressed strategies include event-driven credit strategies, stressed/distressed funds and distressed energy strategies. GSO’s long only strategies consist of CLOs, closed-end funds, commingled funds and separately managed accounts.

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

The second quarter of 2017 was characterized by continued global economic expansion and strong equity market performance. Most global indices increased, with the S&P 500 up 3% to record levels, the MSCI World index up 4%, and the MSCI Europe and Asia indices both up 6%. Emerging market equities generally outperformed developed markets, supported by a strengthening global economy and weaker U.S. dollar, with the MSCI Emerging Markets Index up 6% for the quarter. Stock market volatility remained subdued, with the CBOE Volatility Index trading at its lowest level in over 20 years, ending the second quarter down 10%.

Though trailing equity markets year to date, fixed income posted modest gains for the second quarter of 2017, with the Bloomberg Barclays U.S. Aggregate Index up 1.4%, investment grade corporates up 2.5% and high yield corporates up 2.2%. In June, the U.S. Federal Reserve again raised the targeted range for its benchmark interest rate by 25 basis points to 1.0-1.25% as was widely expected, although 10-year U.S. treasury yields ended the quarter flat at 2.3%. High yield spreads tightened 22 basis points and while issuance volume was down 27% since the end of the first quarter of 2017, year to date issuance volume rose 26% year over year. Global equity capital markets activity for both initial public offerings (“IPO”) and follow-on offerings was up slightly from the first quarter of 2017, with the first half of 2017 up 33% year over year, driven by continued strong market conditions and investor optimism.

However, the political environment and revised expectations on the pace of monetary tightening by the U.S. Federal Reserve drove a weakening of the U.S. dollar, with the U.S. dollar index down 5% for the quarter. The euro rose 7% versus the U.S. dollar, while the pound rose 4% and the Japanese yen fell 1%.

Oil markets displayed renewed volatility in the second quarter of 2017, and West Texas Intermediate Crude declined 9% to $46 per barrel. Despite OPEC production cuts, prices fell in response to a swelling global supply led by Nigeria and Libya. Concerns regarding persistent oversupply drove energy stocks lower, with the S&P 500 Energy Index down 7% for the quarter. Prices for other commodities, including natural gas, also fell as the Bloomberg Commodity Index declined 3% and the Henry Hub Natural Gas spot price ended the second quarter of 2017 down 5%.

Declining energy prices, historically low inflation and modest economic growth have helped abate concerns that the U.S. economy risks overheating. Additionally, fears over a sharp economic slowdown in China have moderated, and political risk has eased somewhat in Europe, following favorable election results in France, Germany and the Netherlands.

The value of worldwide merger and acquisition (“M&A”) activity announced during the second quarter of 2017 increased 6% compared to the first quarter of 2017, but declined 6% compared to the second quarter of 2016. During the first half of the year, cross-border M&A activity accounted for 40% of overall volume, the highest amount for such period since 2007, fueled by increased levels of outbound M&A from U.S.-based acquirers and inbound M&A for European assets. Compared to the first half of 2016, M&A activity for European targets increased 33% in the first half of 2017, while U.S. M&A activity fell 16%.

Most economists continue to expect global growth to pick up modestly, driven by increased confidence, improving investment and trade activity, and better prospects for emerging markets and Europe. Projections for U.S. growth have declined moderately despite solid second quarter corporate earnings reports, reflecting expectations for less expansionary fiscal policy and slower legislative progress.

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

Blackstone uses the flow through method to account for investment tax credits. Under this method, the investment tax credits are recognized as a reduction to income tax expense.

Blackstone analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. Blackstone records uncertain tax positions on the basis of a two-step process: (a) a determination is made whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (b) those tax positions that meet the more likely than not threshold are recognized as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Blackstone recognizes accrued interest and penalties related to uncertain tax positions in General, Administrative, and Other expenses within the Condensed Consolidated Statements of Operations.

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

Fee Related Earnings

Blackstone uses Fee Related Earnings, which is derived from Economic Income, as a measure to highlight earnings from operations excluding: (a) the income related to performance fees and related performance fee compensation, (b) income earned from Blackstone’s investments in the Blackstone Funds, (c) net interest income (loss), (d) equity-based compensation, and (e) Other Revenue. Management uses Fee Related Earnings as a measure to assess whether recurring revenue from our businesses is sufficient to adequately cover all of our operating expenses and generate profits. Fee Related Earnings equals contractual fee revenues, less (a) compensation expenses (which excludes amortization of equity-based awards, Carried Interest and Incentive Fee compensation), and (b) non-interest operating expenses. See “— Liquidity and Capital Resources — Sources and Uses of Liquidity” below for our discussion of Fee Related Earnings.

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

Distributable Earnings, which is a component of Economic Net Income, is the sum across all segments of: (a) Total Management, Advisory and Other Fees, Net, (b) Interest and Dividend Revenue, (c) Realized Performance Fees, and (d) Realized Investment Income (Loss); less (a) Compensation, excluding the expense of equity-based awards, (b) Realized Performance Fee Compensation, (c) Other Operating Expenses, and (d) Taxes and Related Payables Under the Tax Receivable Agreement.

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

(b)	the net asset value of (1) our hedge funds, real estate debt carry funds, open ended core+ real estate fund, and our Hedge Fund Solutions carry and drawdown funds (plus, in each case, the capital that we are entitled to call from investors in those funds, including commitments yet to commence their investment periods), and (2) our funds of hedge funds, our Hedge Fund Solutions registered investment companies, and our non-exchange traded REIT,

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

Fee-Earning Assets Under Management. Fee-Earning Assets Under Management refers to the assets we manage on which we derive management and/or performance fees. Our Fee-Earning Assets Under Management equals the sum of:

(a)	for our Private Equity segment funds and Real Estate segment carry funds including certain real estate debt investment funds and certain of our Hedge Fund Solutions funds, the amount of capital commitments, remaining invested capital, fair value, net asset value or par value of assets held, depending on the fee terms of the fund,

(b)	for our credit-focused carry funds, the amount of remaining invested capital (which may include leverage) or net asset value, depending on the fee terms of the fund,

(c)	the remaining invested capital or fair value of assets held in co-investment vehicles managed by us on which we receive fees,

(d)	the net asset value of our funds of hedge funds, hedge funds, open ended core+ real estate fund, co-investments managed by us on which we receive fees, certain registered investment companies, our non-exchange traded REIT, and certain of our Hedge Fund Solutions drawdown funds,

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

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2017 and 2016. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		2017 vs. 2016		Six Months Ended June 30,		2017 vs. 2016
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$686,586	$607,823	$78,763	13%	$1,328,728	$1,216,729	$111,999	9%

Performance Fees
Realized
Carried Interest	602,160	323,734	278,426	86%	1,713,416	554,643	1,158,773	209%
Incentive Fees	40,805	29,441	11,364	39%	87,965	57,860	30,105	52%
Unrealized
Carried Interest	65,197	88,292	(23,095)	-26%	(89,486)	135,878	(225,364)	N/M
Incentive Fees	48,235	7,776	40,459	520%	107,644	15,355	92,289	601%

Total Performance Fees	756,397	449,243	307,154	68%	1,819,539	763,736	1,055,803	138%

Investment Income (Loss)
Realized	125,058	65,037	60,021	92%	376,402	53,036	323,366	610%
Unrealized	7,275	40,102	(32,827)	-82%	(32,913)	43,595	(76,508)	N/M

Total Investment Income	132,333	105,139	27,194	26%	343,489	96,631	246,858	255%

Interest and Dividend Revenue	33,703	22,286	11,417	51%	62,198	45,361	16,837	37%
Other	(59,664)	7,935	(67,599)	N/M	(63,876)	2,323	(66,199)	N/M

Total Revenues	1,549,355	1,192,426	356,929	30%	3,490,078	2,124,780	1,365,298	64%

Expenses
Compensation and Benefits
Compensation	367,203	355,424	11,779	3%	718,792	701,427	17,365	2%
Performance Fee Compensation
Realized
Carried Interest	195,289	87,580	107,709	123%	561,480	146,084	415,396	284%
Incentive Fees	21,481	15,250	6,231	41%	44,233	29,374	14,859	51%
Unrealized
Carried Interest	74,500	75,202	(702)	-1%	70,113	105,203	(35,090)	-33%
Incentive Fees	20,600	2,689	17,911	666%	43,739	6,137	37,602	613%

Total Compensation and Benefits	679,073	536,145	142,928	27%	1,438,357	988,225	450,132	46%
General, Administrative and Other	115,281	130,988	(15,707)	-12%	221,325	254,033	(32,708)	-13%
Interest Expense	41,089	36,878	4,211	11%	81,335	74,234	7,101	10%
Fund Expenses	49,669	8,592	41,077	478%	73,745	13,821	59,924	434%

Total Expenses	885,112	712,603	172,509	24%	1,814,762	1,330,313	484,449	36%

Other Income
Net Gains from Fund Investment Activities	110,054	30,703	79,351	258%	176,186	49,845	126,341	253%

Income Before Provision for Taxes	774,297	510,526	263,771	52%	1,851,502	844,312	1,007,190	119%
Provision for Taxes	29,608	47,415	(17,807)	-38%	87,045	56,561	30,484	54%

Net Income	744,689	463,111	281,578	61%	1,764,457	787,751	976,706	124%
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	991	(2,049)	3,040	N/M	2,991	(8,450)	11,441	N/M
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	112,944	64,729	48,215	74%	251,629	104,815	146,814	140%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	287,979	201,805	86,174	43%	705,237	333,007	372,230	112%

Net Income Attributable to The Blackstone Group L.P.	$342,775	$198,626	$144,149	73%	$804,600	$358,379	$446,221	125%

N/M    Not meaningful.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenues

Total Revenues were $1.5 billion for the three months ended June 30, 2017, an increase of $356.9 million compared to $1.2 billion for the three months ended June 30, 2016. The increase in revenues was primarily attributable to increases of $307.2 million in Performance Fees, $78.8 million in Management and Advisory Fees, Net, and $27.2 million in Investment Income, partially offset by a decrease of $67.6 million in Other Revenue.

The increase in Performance Fees was primarily attributable to increases in our Real Estate, Private Equity and Hedge Fund Solutions segments, partially offset by a decrease in our Credit segment. The increase in Performance Fees in our Real Estate segment was primarily due to an increase in the net appreciation of investment holdings within our opportunistic funds, which appreciated 5.4% versus 2.2% in the comparable 2016 quarter. Our core+ real estate funds appreciated 3.0% in the quarter. Our real estate debt drawdown and hedge funds appreciated 3.1% and 2.3%, respectively. The increase in Performance Fees in our Private Equity segment was driven by appreciation in Tactical Opportunities and Strategic Partners of 4.7% and 4.1%, respectively. The increase in Performance Fees in our Hedge Fund Solutions segment was primarily driven by a greater percentage of our Fee-Earning Assets Under Management earning Performance Fees, on comparable returns, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease in Performance Fees in our Credit segment was primarily due to lower returns in our performing credit and distressed strategies.

The increase in Management and Advisory Fees, Net was primarily due to an increase in our Private Equity segment. The increase in our Private Equity segment was primarily due to assets earning higher base management fees, principally due to the conclusion of a six month fee holiday for BCP VII in 2016.

The increase in Investment Income was primarily due to an increase in our Real Estate segment, partially offset by a decrease in our Credit segment. The increase in our Real Estate segment was primarily due to the net increase in appreciation of Blackstone’s investments across the various real estate funds. The decrease in our Credit segment was primarily driven by lower returns on Blackstone’s investments in the Credit funds.

The decrease in Other Revenue was primarily the result of a foreign exchange loss on our euro denominated bond.

Expenses

Expenses were $885.1 million for the three months ended June 30, 2017, an increase of $172.5 million compared to $712.6 million for the three months ended June 30, 2016. The increase was primarily attributable to increases in Performance Fee Compensation and Fund Expenses. The increase of $131.1 million in Performance Fee Compensation was due to the increase in Performance Fees Revenue in our Real Estate, Private Equity and Hedge Fund Solutions segments. The increase of $41.1 million in Fund Expenses was primarily due to an increase of $36.2 million in our Credit segment. The increase in our Credit segment was primarily the result of newly launched CLOs.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenues

Total Revenues were $3.5 billion for the six months ended June 30, 2017, an increase of $1.4 billion compared to Total Revenues for the six months ended June 30, 2016 of $2.1 billion. The increase in Total Revenues was attributable to increases of $1.1 billion in Performance Fees, $246.9 million in Investment Income, and $112.0 million in Management and Advisory Fees, Net, partially offset by a decrease in Other Revenue of $66.2 million.

The increase in Performance Fees was principally due to increases in our Real Estate, Private Equity and Hedge Fund Solutions segments. The increase in our Real Estate segment was primarily attributable to the net increase in the appreciation from our opportunistic funds. For the six months ended June 30, 2017, the carrying value of investments for our opportunistic funds increased 10.5%. Our core+ real estate funds, real estate debt drawdown funds and real estate hedge funds appreciated 6.1%, 7.5% and 5.5%, respectively. The increase in our Private Equity segment was driven by appreciation in corporate private equity funds and Tactical Opportunities of 9.3% and 8.2%, respectively. The increase in Performance Fees in our Hedge Fund Solutions segment was primarily driven by higher returns in our BPS Composite, 4.0% gross (3.6% net) for the six months ended June 30, 2017 compared to -1.6% gross (-2.0% net) in the comparable 2016 year to date period.

The increase in Investment Income was primarily attributable to increases in our Real Estate, Hedge Fund Solutions and Private Equity segments. The increase in our Real Estate segment was primarily due to the net increase in appreciation of Blackstone’s investments across the various real estate funds. The increase in our Hedge Fund Solutions segment was primarily attributable to the year over year net appreciation of investments of which Blackstone owns a share. The increase in our Private Equity segment was due to higher returns compared to the second quarter of 2016.

The increase in Management and Advisory Fees, Net was primarily due to an increase in our Private Equity segment. The increase in our Private Equity segment was primarily due to assets earning higher base management fees, principally due to the conclusion of a six month fee holiday for BCP VII in 2016.

The decrease in Other Revenue was primarily the result of a foreign exchange loss on our euro denominated bond.

Expenses

Expenses were $1.8 billion for the six months ended June 30, 2017, an increase of $484.4 million compared to $1.3 billion for the six months ended June 30, 2016. The increase was primarily attributable to increases in Performance Fee Compensation and Fund Expenses. The increase of $432.8 million in Performance Fee Compensation was due to the increase in Performance Fees Revenue in our Real Estate, Private Equity and Hedge Fund Solutions segments. The increase of $59.9 million in Fund Expenses was due to an increase of $54.0 million in our Credit segment. The increase in our Credit segment was primarily the result of newly launched CLOs.

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

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Other Income — Net Gains from Fund Investment Activities was $110.1 million for the three months ended June 30, 2017, an increase of $79.4 million compared to $30.7 million for the three months ended June 30, 2016. The increase was due to increases in our Credit and Real Estate segments of $51.6 million and $24.5 million, respectively. The increase in our Credit segment was primarily due to newly launched CLOs. The increase in our Real Estate segment was primarily the result of a year over year net increase in the appreciation of investments across the Real Estate funds.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Other Income — Net Gains from Fund Investment Activities was $176.2 million for the six months ended June 30, 2017, an increase of $126.3 million compared to $49.8 million for the six months ended June 30, 2016. The increase was principally driven by increases in our Credit and Real Estate segments of $61.2 million and $47.9 million, respectively. The increase in our Credit segment was primarily due to newly launched CLOs. The increase in our Real Estate segment was primarily the result of a year over year net increase in the appreciation of investments across the Real Estate funds.

Provision for Taxes

The following table summarizes Blackstone’s tax position:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income Before Provision for Taxes	$774,297	$510,526	$1,851,502	$844,312
Provision for Taxes	$29,608	$47,415	$87,045	$56,561
Effective Income Tax Rate	3.8%	9.3%	4.7%	6.7%

The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

	Three Months Ended June 30,		2017 vs. 2016	Six Months Ended June 30,		2017 vs. 2016
	2017	2016		2017	2016
Statutory U.S. Federal Income Tax Rate	35.0%	35.0%	—	35.0%	35.0%	—
Income Passed Through to Common Unitholders and Non-Controlling Interest Holders (a)	-29.2%	-27.2%	-2.0%	-29.8%	-29.7%	-0.1%
State and Local Income Taxes	0.8%	1.8%	-1.0%	1.0%	1.9%	-0.9%
Other	-2.8%	-0.3%	-2.5%	-1.5%	-0.5%	-1.0%

Effective Income Tax Rate	3.8%	9.3%	-5.5%	4.7%	6.7%	-2.0%

(a)	Includes income that is not taxable to the Partnership and its subsidiaries. Such income is directly taxable to the Partnership’s unitholders and the non-controlling interest holders.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Blackstone’s Provision for Taxes for the three months ended June 30, 2017 and 2016 was $29.6 million and $47.4 million, respectively, resulting in effective tax rates of 3.8% and 9.3%, respectively.

The decrease in Blackstone’s effective tax rate for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 resulted primarily from a relative increase in the amount of income not taxable to the Partnership and its subsidiaries, which was therefore passed through to common unitholders and non-controlling interest holders. For the three months ended June 30, 2017, $644.3 million of Blackstone’s Income Before Provision for Taxes of $774.3 million was not taxable to the Partnership, compared to $397.1 million of Blackstone’s Income Before Provision for Taxes of $510.5 million for the prior year period.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Blackstone’s Provision for Taxes for the six months ended June 30, 2017 and 2016 was $87.0 million and $56.6 million, respectively, resulting in effective tax rates of 4.7% and 6.7%, respectively.

The decrease in Blackstone’s effective tax rate for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 resulted primarily from state and local income taxes, which were $26.6 million ($19.0 million, net of federal benefit) on pre-tax book income of $1.8 billion for the six months ended June 30, 2017 compared to $22.3 million ($15.9 million, net of federal benefit) on pre-tax book income of $844.3 million for the six months ended June 30, 2016. Although state and local income taxes increased period to period, the percentage of the state and local income taxes, net of federal benefit to the total pre-tax book income decreased for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Non-Controlling Interests in Consolidated Entities

The Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities and Net Income Attributable to Non-Controlling Interests in Consolidated Entities is attributable to the consolidated Blackstone Funds. The amounts of these items vary directly with the performance of the consolidated Blackstone Funds and largely eliminate the amount of Other Income – Net Gains from Fund Investment Activities from the Net Income (Loss) Attributable to The Blackstone Group L.P.

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

For the three months ended June 30, 2017 and 2016, the Net Income Before Taxes allocated to Blackstone Holdings was 45.0% and 46.2%, respectively. For the six months ended June 30, 2017 and 2016, the net income before taxes allocated to Blackstone Holdings was 45.2% and 46.3%, respectively. The decreases of 1.2% in the three month period and 1.1% in the six month period were primarily due to conversions of Blackstone Holdings Partnership Units to Blackstone common units and the vesting of common units.

Operating Metrics

The following graphs and tables summarize the Fee-Earning Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the three and six months ended June 30, 2017 and 2016. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management”:

Note:    Totals may not add due to rounding.

	Three Months Ended
	June 30, 2017					June 30, 2016
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$68,231,620	$71,904,741	$68,812,528	$71,266,662	$280,215,551	$50,228,312	$67,298,439	$64,831,253	$62,094,760	$244,452,764
Inflows, including Commitments (a)	2,242,325	3,376,228	1,805,294	4,924,119	12,347,966	23,687,084	884,437	2,030,339	3,992,515	30,594,375
Outflows, including Distributions (b)	(1,140,762)	(98,811)	(3,330,068)	(903,646)	(5,473,287)	(2,297,473)	(106,615)	(2,972,209)	(1,055,773)	(6,432,070)
Realizations (c)	(1,400,348)	(2,371,349)	(176,568)	(3,276,948)	(7,225,213)	(2,120,014)	(1,385,873)	(31,042)	(1,582,475)	(5,119,404)

Net Inflows (Outflows)	(298,785)	906,068	(1,701,342)	743,525	(350,534)	19,269,597	(608,051)	(972,912)	1,354,267	19,042,901
Market Appreciation (Depreciation) (d)(g)	97,496	899,434	713,278	359,286	2,069,494	(30,735)	54,162	1,115,658	1,371,963	2,511,048

Balance, End of Period (e)	$68,030,331	$73,710,243	$67,824,464	$72,369,473	$281,934,511	$69,467,174	$66,744,550	$64,973,999	$64,820,990	$266,006,713

Increase (Decrease)	$(201,289)	$1,805,502	$(988,064)	$1,102,811	$1,718,960	$19,238,862	$(553,889)	$142,746	$2,726,230	$21,553,949
Increase (Decrease)	-0%	3%	-1%	2%	1%	38%	-1%	0%	4%	9%

	Six Months Ended
	June 30, 2017					June 30, 2016
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$69,113,409	$72,030,054	$66,987,553	$68,961,656	$277,092,672	$51,451,196	$67,345,357	$65,665,439	$61,684,380	$246,146,372
Inflows, including Commitments (a)	3,377,309	5,501,521	4,988,598	10,344,809	24,212,237	24,245,427	2,476,337	4,881,848	6,323,830	37,927,442
Outflows, including Distributions (b)	(1,169,528)	(195,323)	(5,599,328)	(1,690,767)	(8,654,946)	(2,667,983)	(143,515)	(4,575,005)	(2,162,818)	(9,549,321)
Realizations (c)	(3,563,368)	(5,151,011)	(623,692)	(6,073,764)	(15,411,835)	(3,407,874)	(3,505,581)	(176,954)	(2,305,924)	(9,396,333)

Net Inflows (Outflows)	(1,355,587)	155,187	(1,234,422)	2,580,278	145,456	18,169,570	(1,172,759)	129,889	1,855,088	18,981,788
Market Appreciation (Depreciation) (d)(h)	272,509	1,525,002	2,071,333	827,539	4,696,383	(153,592)	571,952	(821,329)	1,281,522	878,553

Balance, End of Period (e)	$68,030,331	$73,710,243	$67,824,464	$72,369,473	$281,934,511	$69,467,174	$66,744,550	$64,973,999	$64,820,990	$266,006,713

Increase (Decrease)	$(1,083,078)	$1,680,189	$836,911	$3,407,817	$4,841,839	$18,015,978	$(600,807)	$(691,440)	$3,136,610	$19,860,341
Increase (Decrease)	-2%	2%	1%	5%	2%	35%	-1%	-1%	5%	8%
Annualized Base Management Fee Rate (f)	1.04%	1.24%	0.76%	0.76%	0.95%	0.76%	1.20%	0.80%	0.81%	0.89%

	Three Months Ended
	June 30, 2017					June 30, 2016
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$99,711,406	$102,070,930	$73,303,381	$93,111,200	$368,196,917	$95,466,227	$101,107,528	$68,475,416	$78,656,291	$343,705,462
Inflows, including Commitments (a)	1,753,954	3,199,773	1,968,985	5,148,772	12,071,484	7,358,301	4,442,603	2,025,453	7,334,364	21,160,721
Outflows, including Distributions (b)	(313,210)	(867,119)	(3,360,854)	(1,109,690)	(5,650,873)	(587,162)	(146,518)	(2,996,736)	(1,502,658)	(5,233,074)
Realizations (c)	(2,795,612)	(4,564,380)	(185,929)	(3,550,374)	(11,096,295)	(3,813,986)	(3,485,523)	(32,330)	(1,765,559)	(9,097,398)

Net Inflows (Outflows)	(1,354,868)	(2,231,726)	(1,577,798)	488,708	(4,675,684)	2,957,153	810,562	(1,003,613)	4,066,147	6,830,249
Market Appreciation (d)(i)	1,663,841	4,195,083	750,861	925,263	7,535,048	1,262,275	1,278,970	1,178,075	2,026,638	5,745,958

Balance, End of Period (e)	$100,020,379	$104,034,287	$72,476,444	$94,525,171	$371,056,281	$99,685,655	$103,197,060	$68,649,878	$84,749,076	$356,281,669

Increase (Decrease)	$308,973	$1,963,357	$(826,937)	$1,413,971	$2,859,364	$4,219,428	$2,089,532	$174,462	$6,092,785	$12,576,207
Increase (Decrease)	0%	2%	-1%	2%	1%	4%	2%	0%	8%	4%

	Six Months Ended
	June 30, 2017					June 30, 2016
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$100,192,950	$101,963,652	$71,119,718	$93,277,145	$366,553,465	$94,280,074	$93,917,824	$69,105,425	$79,081,252	$336,384,575
Inflows, including Commitments (a)	4,403,172	6,529,257	5,609,665	9,486,440	26,028,534	10,346,951	13,499,823	5,206,071	9,197,967	38,250,812
Outflows, including Distributions (b)	(560,239)	(1,077,244)	(5,862,592)	(3,172,729)	(10,672,804)	(848,003)	(414,197)	(4,628,255)	(2,887,797)	(8,778,252)
Realizations (c)	(8,962,912)	(11,249,184)	(689,120)	(6,812,909)	(27,714,125)	(5,933,358)	(6,936,229)	(183,098)	(2,650,455)	(15,703,140)

Net Inflows (Outflows)	(5,119,979)	(5,797,171)	(942,047)	(499,198)	(12,358,395)	3,565,590	6,149,397	394,718	3,659,715	13,769,420
Market Appreciation (Depreciation) (d)(j)	4,947,408	7,867,806	2,298,773	1,747,224	16,861,211	1,839,991	3,129,839	(850,265)	2,008,109	6,127,674

Balance, End of Period (e)	$100,020,379	$104,034,287	$72,476,444	$94,525,171	$371,056,281	$99,685,655	$103,197,060	$68,649,878	$84,749,076	$356,281,669

Increase (Decrease)	$(172,571)	$2,070,635	$1,356,726	$1,248,026	$4,502,816	$5,405,581	$9,279,236	$(455,547)	$5,667,824	$19,897,094
Increase (Decrease)	-0%	2%	2%	1%	1%	6%	10%	-1%	7%	6%

(a)	Inflows represent contributions in our hedge funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs and increases in the capital we manage pursuant to separately managed account programs.
(b)	Outflows represent redemptions in our hedge funds and closed-end mutual funds, client withdrawals from our separately managed account programs and decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments).
(c)	Realizations represent realizations from the disposition of assets, capital returned to investors from CLOs.
(d)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Fee-Earning Assets Under Management and Total Assets Under Management as of June 30, 2017 included $22.5 million and $43.3 million, respectively, from a joint venture in which we are the minority interest holder.
(f)	Represents the annualized current quarter’s Base Management Fee divided by period end Fee-Earning Assets Under Management.

(g)	For the three months ended June 30, 2017, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $(0.5) million, $544.1 million, $673.7 million and $1.2 billion for the Private Equity, Real Estate, Credit and Total segments, respectively. For the three months ended June 30, 2016, such impact was $(0.7) million, $(188.3) million, $(171.7) million and $(360.7) million for the Private Equity, Real Estate, Credit and Total segments, respectively.
(h)	For the six months ended June 30, 2017, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $1.2 million, $819.6 million, $834.5 million and $1.7 billion for the Private Equity, Real Estate, Credit and Total segments, respectively. For the six months ended June 30, 2016, such impact was $1.0 million, $20.4 million, $203.3 million and $224.7 million for the Private Equity, Real Estate, Credit and Total segments, respectively.
(i)	For the three months ended June 30, 2017, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $363.9 million, $1.2 billion, $866.6 million and $2.4 billion for the Private Equity, Real Estate, Credit and Total segments, respectively. For the three months ended June 30, 2016, such impact was $(144.7) million, $(571.7) million, $(305.5) million and $(1.0) billion for the Private Equity, Real Estate, Credit and Total segments, respectively.
(j)	For the six months ended June 30, 2017, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $606.0 million, $1.7 billion, $1.1 billion and $3.4 billion for the Private Equity, Real Estate, Credit and Total segments, respectively. For the six months ended June 30, 2016, such impact was $10.9 million, $(42.2) million, $252.7 million and $221.4 million for the Private Equity, Real Estate, Credit and Total segments, respectively.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $281.9 billion at June 30, 2017, an increase of $1.7 billion, compared to $280.2 billion at March 31, 2017. The net increase was due to:

•	Inflows of $12.3 billion related to:

•

$4.9 billion in our Credit segment principally related to $2.0 billion raised for three new CLO products, $1.2 billion of inflows across our mezzanine funds, $895.1 million of inflows across our long only platform and $437.6 million of inflows across our business development companies (“BDCs”),

•

$3.4 billion in our Real Estate segment primarily related to $1.7 billion from BREDS, $775.8 million from BREP opportunistic funds, $417.3 million from BREIT and $466.3 million from other core+ real estate funds,

•

$2.2 billion in our Private Equity segment primarily related to $770.8 million from core private equity, $615.5 million from our Tactical Opportunities platform and $470.1 million from Strategic Partners, and

•

$1.8 billion in our Hedge Fund Solutions segment primarily related to $982.4 million raised for individual investor and specialized solutions, $462.0 million raised for customized solutions, and $360.9 million raised for commingled products.

•	Market appreciation of $2.1 billion due to:

•

$899.4 million in our Real Estate segment due to $544.1 million of foreign exchange appreciation as well as appreciation of $236.5 million and $58.5 million in core+ real estate funds and BXMT, respectively,

•	$713.3 million in our Hedge Fund Solutions segment due to solid returns from BAAM’s Principal Solutions Composite of 1.3% gross (1.1% net), and

•	$359.3 million in our Credit segment due to $673.7 million of foreign exchange appreciation, partially offset by market depreciation of $314.4 million.

Offsetting these increases were:

•	Realizations of $7.2 billion primarily driven by:

•

$3.3 billion in our Credit segment primarily due to $2.5 billion of capital returned to investors in CLO products, $247.2 million in dividends from BDCs, $220.7 million of realizations in distressed strategies and $164.3 million of realizations in our mezzanine funds,

•

$2.4 billion in our Real Estate segment primarily attributable to $1.2 billion from BREP opportunistic funds, $733.7 million from BREDS, $347.1 million from BREP co-investment and $96.3 million from core+ real estate funds, and

•	$1.4 billion in our Private Equity segment primarily from $696.7 million in corporate private equity and $611.7 million return of capital in Strategic Partners.

•	Outflows of $5.5 billion primarily attributable to:

•

$3.3 billion in our Hedge Fund Solutions segment, reflecting investors’ liquidity needs and certain strategic shifts in their programs, with outflows of $1.4 billion from commingled products, $1.2 billion from individual investor and specialized solutions and $797.1 million from customized solutions,

•	$1.1 billion in our Private Equity segment primarily due to reductions of $467.4 million from Strategic Partners and $410.0 million from corporate private equity assets that no longer earn fees, and

•	$903.6 million in our Credit segment primarily from $533.1 million in BDCs and $351.4 million from our long only platform.

BAAM had net inflows of $617.9 million from July 1 through August 1, 2017.

Fee-Earning Assets Under Management were $281.9 billion at June 30, 2017, an increase of $4.8 billion, compared to $277.1 billion at December 31, 2016. The net increase was due to:

•	Inflows of $24.2 billion related to:

•

$10.3 billion in our Credit segment principally related to capital raised of $2.6 billion from new CLO launches, $2.4 billion of inflows across our long only platform, $2.4 billion of inflows across our mezzanine strategies, $1.7 billion of inflows across our distressed strategies and $1.3 billion of inflows across our BDCs,

•	$5.5 billion in our Real Estate segment primarily related to $2.7 billion from BREDS, $1.4 billion from BREP, $894.8 million from BREIT and $588.4 million from other core+ real estate funds,

•

$5.0 billion in our Hedge Fund Solutions segment mainly related to growth in customized solutions of $2.4 billion, individual investor and specialized solutions of $1.7 billion and commingled products of $910.1 million, and

•	$3.4 billion in our Private Equity segment primarily due to $1.4 billion from core private equity, $834.1 million from Tactical Opportunities and $560.2 million from Strategic Partners.

•	Market appreciation of $4.7 billion due to:

•	$2.1 billion in our Hedge Fund Solutions segment primarily due to solid returns from BAAM’s Principal Solutions Composite of 4.0% gross (3.6% net),

•

$1.5 billion in our Real Estate segment primarily due to $819.6 million of foreign exchange appreciation as well as appreciation of $498.6 million and $116.0 million from core+ real estate funds and BXMT, respectively, and

•	$827.5 million in our Credit segment primarily due to $834.5 million of foreign exchange appreciation.

Offsetting these increases were:

•	Realizations of $15.4 billion primarily driven by:

•

$6.1 billion in our Credit segment primarily due to $3.5 billion of capital returned to CLO investors from CLOs that are post their re-investment periods, $1.4 billion of realizations from distressed strategies, $536.4 million of realizations from our mezzanine funds and $492.0 million in dividends paid to investors from our BDCs,

•	$5.2 billion in our Real Estate segment primarily attributable to $2.6 billion from BREP opportunistic funds, $1.5 billion from BREDS and $694.1 million from BREP co-investment,

•	$3.6 billion in our Private Equity segment primarily due to $2.3 billion from corporate private equity and $1.1 billion from Strategic Partners, and

•	$623.7 million in our Hedge Fund Solutions segment primarily due to $603.3 million from individual investor and specialized solutions.

•	Outflows of $8.7 billion primarily attributable to:

•

$5.6 billion in our Hedge Fund Solutions segment, reflecting investors’ liquidity needs and certain strategic shifts in their programs, with outflows of $2.3 billion from individual investor and specialized solutions, $1.9 billion from customized solutions and $1.4 billion from commingled products,

•	$1.7 billion in our Credit segment primarily attributable to $666.5 million from our long only platform, $584.4 million from BDCs and $436.3 million from distressed strategies, and

•	$1.2 billion in our Private Equity segment primarily due to reductions of $467.4 million from Strategic Partners and $410.0 million from corporate private equity assets that no longer earn fees.

Total Assets Under Management

Total Assets Under Management were $371.1 billion at June 30, 2017, an increase of $2.9 billion, compared to $368.2 billion at March 31, 2017. The net increase was due to:

•	Inflows of $12.1 billion related to:

•

$5.1 billion in our Credit segment primarily due to capital raised of $2.0 billion from three new CLO launches, $1.5 billion of inflows across our distressed strategies, $976.5 million of inflows across our long only platform and $437.6 million of inflows across our BDCs,

•

$3.2 billion in our Real Estate segment primarily due to $1.3 billion from BREP opportunistic funds, $1.2 billion from BREDS, $417.3 million from BREIT and $284.8 million from other core+ real estate funds,

•

$2.0 billion in our Hedge Fund Solutions segment primarily related to capital raised of $1.0 billion for individual investor and specialized solutions, $545.6 million for customized solutions and $403.7 million for commingled products, and

•	$1.8 billion in our Private Equity segment primarily due to $716.8 million from our Tactical Opportunities platform, $625.9 million from core private equity and $263.2 million from Strategic Partners.

•	Market appreciation of $7.5 billion due to:

•

$4.2 billion in our Real Estate segment due to foreign exchange appreciation of $1.2 billion and carrying value increases in our opportunistic and core+ real estate funds of 5.4% and 3.0%, respectively, which includes the effect of foreign exchange,

•

$1.7 billion in our Private Equity segment primarily due to foreign exchange appreciation of $363.9 million and carrying value increases in corporate private equity and Tactical Opportunities of 2.8% and 4.7%, respectively,

•	$925.3 million in our Credit segment primarily due to foreign exchange appreciation of $866.6 million, and

•	$750.9 million in our Hedge Fund Solutions segment due to reasons noted above in Fee-Earning Assets Under Management.

Total Assets Under Management market appreciation (depreciation) in our Private Equity and Real Estate segments generally represents the change in fair value of the investments held and typically exceeds the Fee-Earning Assets Under Management market appreciation (depreciation) which generally represents only the invested capital.

Offsetting these increases were:

•	Realizations of $11.1 billion primarily driven by:

•	$4.6 billion in our Real Estate segment primarily due to $3.5 billion across BREP opportunistic funds and $664.4 million in BREP co-investment,

•	$3.6 billion in our Credit segment primarily due to the same reasons noted in Fee-Earning Assets Under Management above, and

•	$2.8 billion in our Private Equity segment primarily from $2.0 billion in corporate private equity and $557.0 million return of capital in Strategic Partners.

Total Assets Under Management realizations in our Private Equity and Real Estate segments generally represent the total proceeds and typically exceed the Fee-Earning Assets Under Management realizations which generally represent only the invested capital.

•	Outflows of $5.7 billion primarily attributable to:

•

$3.4 billion in our Hedge Fund Solutions segment, reflecting investors’ liquidity needs and certain strategic shifts in their programs, with outflows of $1.3 billion in commingled products, $1.2 billion in individual investor and specialized solutions and $797.3 million in customized solutions,

•	$1.1 billion in our Credit segment primarily due to $533.1 million from our BDCs and $325.9 million from our long only platform, and

•	$867.1 million in our Real Estate segment primarily due to a $760.4 million release of reserves in BREDS II.

Total Assets Under Management were $371.1 billion at June 30, 2017, an increase of $4.5 billion, compared to $366.6 billion at December 31, 2016. The net increase was due to:

•	Inflows of $26.0 billion related to:

•

$9.5 billion in our Credit segment primarily due to capital raised of $2.6 billion from CLO launches, $2.5 billion of inflows across our long only platform, $1.8 billion of inflows across our distressed strategies and $1.3 billion of inflows across our BDCs,

•	$6.5 billion in our Real Estate segment due to $2.3 billion from BREP opportunistic funds, $1.8 billion from BREDS, $894.8 million from BREIT and $1.4 billion from other core+ real estate funds,

•	$5.6 billion in our Hedge Fund Solutions segment primarily due to the reasons noted above in Fee-Earning Assets Under Management, and

•

$4.4 billion in our Private Equity segment primarily related to $1.7 billion from BCP co-investment, $1.1 billion from Tactical Opportunities, $995.8 million from Strategic Partners and $883.4 million from core private equity.

•	Market appreciation of $16.9 billion due to:

•

$7.9 billion in our Real Estate segment due to a foreign exchange appreciation of $1.7 billion and carrying value increases in our opportunistic and core+ real estate funds of 10.5% and 6.1%, respectively, which includes the effect of foreign exchange,

•

$4.9 billion in our Private Equity segment primarily due to foreign exchange appreciation of $606.0 million and strong fund performance, with an increase in carrying value of 9.3% in corporate private equity, 8.9% in Strategic Partners and 8.2% in Tactical Opportunities,

•	$2.3 billion in our Hedge Fund Solutions segment due to the reasons noted above in Fee-Earning Assets Under Management, and

•

$1.7 billion in our Credit segment, due to foreign exchange appreciation of $1.1 billion as well as appreciation of $264.8 million in mezzanine funds, $220.6 million from our long only platform and $211.6 million in BDCs.

Offsetting these increases were:

•	Realizations of $27.7 billion primarily driven by:

•	$11.2 billion in our Real Estate segment primarily due to $8.5 billion from BREP opportunistic funds, $1.7 billion from BREP co-investment and $627.4 million from BREDS,

•

$9.0 billion in our Private Equity segment primarily due to continued disposition activity across the segment, mainly $6.5 billion from corporate private equity, $1.1 billion from Strategic Partners and $503.0 million from Tactical Opportunities,

•

$6.8 billion in our Credit segment primarily due to $3.6 billion of capital returned to CLO investors, $1.8 billion of realizations from our distressed strategies, $788.3 million of realizations from our mezzanine funds and $492.0 million in dividends paid to investors from our BDCs, and

•	$689.1 million in our Hedge Fund Solutions segment primarily due to $668.7 million of realizations from individual investor and specialized solutions.

•	Outflows of $10.7 billion primarily attributable to:

•	$5.9 billion in our Hedge Fund Solutions segment primarily due to the reasons described under Fee-Earning Assets Under Management above,

•	$3.2 billion in our Credit segment primarily due to $1.6 billion from distressed strategies, $632.1 million from our long only platform and $584.4 million from BDCs, and

•	$1.1 billion in our Real Estate segment primarily due to $760.4 million release of reserves in BREDS II.

Limited Partner Capital Invested

The following presents the limited partner capital invested during the respective periods:

Note:	Totals in graph may not add due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017 (a)
	(Dollars in Thousands)
Limited Partner Capital Invested
Private Equity	$1,538,436	$3,846,841	$3,404,134	$8,583,229
Real Estate	1,524,415	2,371,918	5,271,596	4,962,337
Hedge Fund Solutions	32,804	89,985	348,561	211,842
Credit	699,516	1,490,880	1,286,451	3,752,146

	$3,795,171	$7,799,624	$10,310,742	$17,509,554

(a)	Reflects an adjustment to the amounts of Limited Partner Capital Invested previously reported for the Hedge Fund Solutions segment and total segments for the three months ended March 31, 2017.

The following presents the committed undrawn capital available for investment (“dry powder”) for the respective periods:

Note:	Totals may not add due to rounding. Amounts are as of June 30, of each year.
(a)	Represents illiquid drawdown funds only; excludes marketable vehicles; includes both Fee-Earning (third party) capital and general partner and employee commitments that do not earn fees. Amounts are reduced by outstanding commitments to invest, but for which capital has not been called.

	June 30,
	2016	2017
	(Dollars in Thousands)
Dry Powder Available for Investment
Private Equity	$43,446,423	$37,504,109
Real Estate	33,664,263	31,678,807
Hedge Fund Solutions	4,104,363	3,838,039
Credit	17,266,904	16,995,073

	$98,481,953	$90,016,028

Net Accrued Performance Fees

The following table presents the accrued performance fees, net of performance fee compensation, of the Blackstone Funds as of June 30, 2017 and 2016. Net accrued performance fees presented do not include clawback amounts, if any, which are disclosed in Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. The net accrued performance fees as of each reporting date are principally unrealized carried interest and incentive fees which, if realized, can be a significant component of Distributable Earnings.

	June 30,
	2017	2016
	(Dollars in Millions)
Private Equity
BCP IV Carried Interest	$86	$143
BCP V Carried Interest	68	373
BCP VI Carried Interest	579	385
BEP I Carried Interest	89	61
BEP II Carried Interest	12	—
Tactical Opportunities Carried Interest	117	59
BTAS Carried Interest	27	7
Strategic Partners Carried Interest	46	35
Other Carried Interest	4	1

Total Private Equity (a)	1,028	1,064

Real Estate
BREP IV Carried Interest	8	9
BREP V Carried Interest	238	390
BREP VI Carried Interest	229	612
BREP VII Carried Interest	544	584
BREP VIII Carried Interest	211	84
BREP Europe III Carried Interest	169	156
BREP Europe IV Carried Interest	367	124
BREP Asia Carried Interest	76	82
BPP Carried Interest	70	44
BPP Incentive Fees	48	21
BREIT Incentive Fees	3	—
BREDS Carried Interest	17	14
BREDS Incentive Fees	10	3
Asia Platform Incentive Fees	7	7

Total Real Estate (a)	1,997	2,130

Hedge Fund Solutions
Incentive Fees	50	6

Total Hedge Fund Solutions	50	6

Credit
Carried Interest	192	102
Incentive Fees	25	19

Total Credit	217	121

Total Blackstone
Carried Interest	3,149	3,265
Incentive Fees	143	56

Net Accrued Performance Fees	$3,292	$3,321

(a)	Private Equity and Real Estate include Co-Investments, as applicable.

Performance Fee Eligible Assets Under Management

The following represents invested and to be invested capital, including closed commitments for funds whose investment period has not yet commenced, on which performance fees could be earned if certain hurdles are met:

Note:	Totals may not add due to rounding. Amounts are as of June 30, 2017.
(a)	Represents invested and to be invested capital at fair value, including closed commitments for funds whose investment period has not yet commenced, on which performance fees could be earned if certain hurdles are met.
(b)	Represents dry powder exclusive of non-fee earning general partner and employee commitments.

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

The following table presents the investment record of our significant drawdown funds from inception through June 30, 2017:

			Unrealized Investments			Realized Investments		Total Investments		Net IRRs (c)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	N/A	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	N/A	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	19,779	1.6x	—	2,951,018	1.4x	2,970,797	1.4x	6%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	212,516	1,114,368	1.1x	31%	20,289,732	3.1x	21,404,100	2.8x	41%	36%
BCP V (Dec 2005 / Jan 2011)	21,024,923	1,246,134	2,697,056	1.2x	44%	35,301,800	2.0x	37,998,856	1.9x	9%	8%
BCP VI (Jan 2011 / May 2016)	15,189,705	1,844,270	15,373,870	1.5x	23%	6,531,264	2.0x	21,905,134	1.6x	28%	13%
BEP I (Aug 2011 / Feb 2015)	2,437,608	165,197	2,813,735	1.5x	33%	882,893	1.9x	3,696,628	1.5x	38%	13%
BEP II (Feb 2015 / Feb 2021)	4,840,487	2,313,752	1,929,406	1.2x	—	—	N/A	1,929,406	1.2x	N/A	22%
BCP VII (May 2016 / May 2022)	18,536,458	14,818,376	2,536,976	1.1x	—	7,185	1.0x	2,544,161	1.1x	N/M	N/M

Total Corporate Private Equity	$77,127,296	$20,624,820	$26,485,190	1.3x	22%	$80,147,137	2.2x	$106,632,327	1.9x	17%	15%

Tactical Opportunities	$13,958,437	$6,023,018	$8,990,106	1.2x	8%	$2,633,301	1.5x	$11,623,407	1.3x	25%	11%
Tactical Opportunities Co-Investment and Other	3,616,700	1,122,199	2,480,339	1.2x	—	341,923	1.4x	2,822,262	1.2x	N/A	14%
Strategic Partners I-V and Co-Investment (d)	12,832,966	2,443,900	2,732,918	N/M	—	14,602,632	N/M	17,335,550	1.5x	N/A	13%
Strategic Partners VI LBO, RE and SMA (d)	7,402,171	2,418,015	3,591,899	N/M	—	1,442,740	N/M	5,034,639	1.4x	N/A	22%
Strategic Partners VII (d)	7,489,970	5,318,682	1,008,618	N/M	—	91,547	N/M	1,100,165	1.3x	N/A	N/M
Strategic Partners RA II (d)	249,384	50,889	137,161	N/M	—	—	N/M	137,161	1.0x	N/A	N/M
BCEP (e)	4,755,133	4,150,911	604,222	1.0x	—	—	N/A	604,222	1.0x	N/A	N/A
Other Funds and Co-Investment (f)	1,502,885	353,556	45,120	0.8x	40%	636,117	0.9x	681,237	0.9x	N/A	N/A

Real Estate
Dollar
Pre-BREP	$140,714	$—	$—	N/A	—	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	—	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	N/A	—	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	378,800	0.5x	29%	4,160,477	2.2x	4,539,277	1.7x	31%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	2,295,369	2.0x	18%	10,866,833	2.3x	13,162,202	2.3x	12%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,444	557,693	2,631,405	2.1x	35%	24,422,587	2.5x	27,053,992	2.5x	14%	13%
BREP VII (Aug 2011 / Apr 2015)	13,493,814	2,172,461	14,166,287	1.7x	17%	12,106,365	1.9x	26,272,652	1.8x	26%	18%
BREP VIII (Apr 2015 / Oct 2020)	16,418,814	10,189,921	8,468,959	1.4x	1%	2,219,794	1.2x	10,688,753	1.3x	20%	19%

Total Global BREP	$51,953,653	$12,920,075	$27,940,820	1.6x	14%	$61,310,974	2.2x	$89,251,794	2.0x	19%	16%

Euro
BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€—	N/A	—	€1,369,016	2.1x	€1,369,016	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008)	1,629,748	—	244,412	0.7x	39%	2,131,289	2.0x	2,375,701	1.7x	9%	6%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,140	465,159	2,886,818	1.9x	—	3,238,060	2.2x	6,124,878	2.1x	22%	16%
BREP Europe IV (Sep 2013 / Dec 2016)	6,707,621	1,480,234	8,603,484	1.6x	3%	1,401,874	1.6x	10,005,358	1.6x	25%	19%
BREP Europe V (Dec 2016 / Jun 2022)	7,802,759	6,991,347	767,126	1.0x	—	—	N/A	767,126	1.0x	N/A	N/M

Total Euro BREP	€20,169,440	€8,936,740	€12,501,840	1.6x	3%	€8,140,239	2.0x	€20,642,079	1.7x	16%	14%

BREP Co-Investment (g)	$6,819,065	$146,573	$2,568,442	1.7x	59%	$10,854,235	2.1x	$13,422,677	2.0x	16%	16%
BREP Asia (Jun 2013 / Dec 2017)	5,088,136	2,918,305	2,989,782	1.4x	1%	2,158,819	1.7x	5,148,601	1.5x	22%	17%

Total BREP	$88,557,606	$26,196,073	$48,710,260	1.6x	12%	$85,150,346	2.2x	$133,860,606	1.9x	18%	16%

BPP (h)	$14,365,011	$3,271,785	$14,037,128	1.2x	—	$107,286	1.9x	$14,144,414	1.2x	36%	12%
BREDS (i)	12,830,654	6,332,716	3,112,829	1.2x	—	7,058,499	1.3x	10,171,328	1.3x	12%	11%
										continued ...

			Unrealized Investments			Realized Investments		Total Investments		Net IRRs (c)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Hedge Fund Solutions
BSCH (Dec 2013 / Jun 2020) (j)	$3,300,600	$2,640,212	$676,387	1.0x	—	$143,817	N/A	$820,204	1.3x	N/A	4%
BSCH Co-Investment	75,500	31,237	42,270	0.9x	—	4,298	N/A	46,568	1.0x	N/A	1%

Total Hedge Fund Solutions	$3,376,100	$2,671,449	$718,657	1.0x	—	$148,115	N/A	$866,772	1.2x	N/A	4%

Credit (k)
Dollar
Mezzanine I (Jul 2007 / Oct 2011)	$2,000,000	$99,280	$146,709	1.2x	—	$4,679,765	1.6x	$4,826,474	1.6x	N/A	17%
Mezzanine II (Nov 2011 / Nov 2016)	4,120,000	1,149,661	3,512,723	1.1x	—	2,656,386	1.5x	6,169,109	1.3x	N/A	13%
Mezzanine III (Sep 2016 / Sep 2021)	6,639,133	4,615,989	1,602,966	1.1x	—	—	N/A	1,602,966	1.1x	N/A	N/M
Stressed / Distressed Investing I (Sep 2009 / May 2013)	3,253,143	275,335	814,905	1.1x	—	5,120,819	1.5x	5,935,724	1.4x	N/A	11%
Stressed / Distressed Investing II (Jun 2013 / Jun 2018)	5,125,000	1,232,781	3,600,590	1.2x	—	1,338,835	1.3x	4,939,425	1.2x	N/A	15%
Energy Select Opportunities (Nov 2015 / Nov 2018)	2,856,866	1,705,293	934,990	1.1x	—	172,602	1.5x	1,107,592	1.2x	N/A	20%
Euro
European Senior Debt Fund (Feb 2015 / Feb 2018)	€1,964,689	€1,994,714	€1,537,353	1.0x	—	€215,224	1.2x	€1,752,577	1.0x	N/A	5%

Total Credit	$26,260,552	$11,353,411	$12,362,599	1.1x	—	$14,206,434	1.5x	$26,569,033	1.3x	N/A	14%

N/M	Not meaningful.
N/A	Not applicable.
(a)	Available Capital represents total investable capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital and may include leverage, less invested capital. This amount is not reduced by outstanding commitments to investments.
(b)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by invested capital.
(c)	Net Internal Rate of Return (“IRR”) represents the annualized inception to June 30, 2017 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(d)	Realizations are treated as return of capital until fully recovered and therefore unrealized and realized MOICs are not meaningful.
(e)	BCEP, or Blackstone Core Equity Partners, is a core private equity fund which invests with a more modest risk profile and longer hold period.
(f)	Returns for Other Funds and Co-Investment are not meaningful as these funds have limited transaction activity.
(g)	BREP Co-Investment represents co-investment capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(h)	BPP represents the core+ real estate funds which invest with a more modest risk profile and lower leverage. Excludes BREIT.
(i)	Excludes Capital Trust drawdown funds.
(j)	BSCH, or Blackstone Strategic Capital Holdings, is a permanent capital vehicle focused on acquiring strategic minority positions in alternative asset managers.
(k)	Funds presented represent the flagship credit drawdown funds only. The Total Credit Net IRR is the combined IRR of the seven credit drawdown funds presented.

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

Private Equity

The following table presents the results of operations for our Private Equity segment:

	Three Months Ended June 30,		2017 vs. 2016		Six Months Ended June 30,		2017 vs. 2016
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$176,555	$131,477	$45,078	34%	$354,019	$262,125	$91,894	35%
Transaction, Advisory and Other Fees, Net	18,947	11,089	7,858	71%	36,147	20,009	16,138	81%
Management Fee Offsets	(3,753)	(4,195)	442	-11%	(15,943)	(11,043)	(4,900)	44%

Total Management and Advisory Fees, Net	191,749	138,371	53,378	39%	374,223	271,091	103,132	38%

Performance Fees
Realized
Carried Interest	197,257	57,056	140,201	246%	779,938	87,338	692,600	793%
Unrealized
Carried Interest	600	85,047	(84,447)	-99%	(184,233)	158,922	(343,155)	N/M

Total Performance Fees	197,857	142,103	55,754	39%	595,705	246,260	349,445	142%

Investment Income (Loss)
Realized	41,168	22,926	18,242	80%	122,057	7,569	114,488	N/M
Unrealized	(25,014)	(2,766)	(22,248)	804%	(65,838)	12,674	(78,512)	N/M

Total Investment Income	16,154	20,160	(4,006)	-20%	56,219	20,243	35,976	178%
Interest and Dividend Revenue	12,451	9,516	2,935	31%	23,373	19,365	4,008	21%
Other	(16,124)	3,395	(19,519)	N/M	(17,924)	1,808	(19,732)	N/M

Total Revenues	402,087	313,545	88,542	28%	1,031,596	558,767	472,829	85%

Expenses
Compensation and Benefits
Compensation	90,844	83,140	7,704	9%	174,586	163,414	11,172	7%
Performance Fee Compensation
Realized
Carried Interest	63,060	30,946	32,114	104%	244,693	46,373	198,320	428%
Unrealized
Carried Interest	22,219	19,450	2,769	14%	(17,137)	28,746	(45,883)	N/M

Total Compensation and Benefits	176,123	133,536	42,587	32%	402,142	238,533	163,609	69%
Other Operating Expenses	47,665	48,371	(706)	-1%	90,487	96,434	(5,947)	-6%

Total Expenses	223,788	181,907	41,881	23%	492,629	334,967	157,662	47%

Economic Income	$178,299	$131,638	$46,661	35%	$538,967	$223,800	$315,167	141%

N/M Not meaningful.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenues

Revenues were $402.1 million for the three months ended June 30, 2017, an increase of $88.5 million compared to $313.5 million for the three months ended June 30, 2016. The increase in revenues was primarily attributable to increases of $55.8 million in Performance Fees and $53.4 million in Total Management and Advisory Fees, Net, partially offset by a decrease of $19.5 million in Other Revenue.

Revenues in our Private Equity segment in the second quarter of 2017 were higher compared to the second quarter of 2016, driven primarily by greater appreciation in Tactical Opportunities and an increase in corporate private equity management fees compared to the second quarter of 2016. In the second quarter of 2017, our Private Equity segment deployed $4.2 billion of capital, committed an additional $1.1 billion and had realizations of $2.8 billion. The market environment continues to be generally characterized by high prices and competition for new investments and as a result, the outlook for capital deployment is challenging. Our portfolio companies continue to operate in a benign business environment with stable, slow growth in most major economies and industries, other than energy, where commodity prices are under pressure. In the United States, the economic environment also continues to be characterized by uncertainty surrounding governmental and tax policy. Revenues in the Private Equity segment would likely be negatively impacted if the capital markets experienced a prolonged period of volatility, including as a result of uncertainty regarding governmental and tax policy; oil and gas prices remained depressed for a sustained period; or market and/or macroeconomic conditions were to deteriorate.

Performance Fees, which are determined on a fund by fund basis, were $197.9 million for the three months ended June 30, 2017, an increase of $55.8 million compared to $142.1 million for the three months ended June 30, 2016. The increase was driven by appreciation in Tactical Opportunities and Strategic Partners of 4.7% and 4.1%, respectively.

Total Management and Advisory Fees, Net were $191.7 million for the three months ended June 30, 2017, an increase of $53.4 million compared to $138.4 million for the three months ended June 30, 2016, primarily driven by an increase in Base Management Fees. Base Management Fees were $176.6 million for the three months ended June 30, 2017, an increase of $45.1 million compared to the $131.5 million for the three months ended June 30, 2016, primarily due to assets earning higher base management fees, principally due to the conclusion of a six month fee holiday for BCP VII in 2016.

Other Revenue was $(16.1) million for the three months ended June 30, 2017, a decrease of $19.5 million compared to $3.4 million for the three months ended June 30, 2016, primarily driven by foreign exchange loss on our euro denominated bond.

The annualized Base Management Fee Rate increased from 0.76% at June 30, 2016 to 1.04% at June 30, 2017. The increase was principally due to the conclusion of a six month fee holiday for BCP VII, which commenced its investment period in 2016.

Expenses

Expenses were $223.8 million for the three months ended June 30, 2017, an increase of $41.9 million compared to $181.9 million for the three months ended June 30, 2016. The increase was primarily attributable to an increase of $42.6 million in Total Compensation and Benefits. The increase in Total Compensation and Benefits was primarily due to an increase in Performance Fee Compensation of $34.9 million. Performance Fee Compensation increased as a result of the increase in Performance Fees Revenue.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenues

Revenues were $1.0 billion for the six months ended June 30, 2017, an increase of $472.8 million compared to $558.8 million for the six months ended June 30, 2016. The increase in revenues was primarily attributable to increases of $349.4 million and $103.1 million in Performance Fees and Total Management and Advisory Fees, Net, respectively.

Performance Fees, which are determined on a fund by fund basis, were $595.7 million for the six months ended June 30, 2017, an increase of $349.4 million, compared to $246.3 million for the six months ended June 30, 2016. The increase was driven by appreciation in corporate private equity and Tactical Opportunities of 9.3% and 8.2%, respectively.

Total Management and Advisory Fees, Net were $374.2 million for the six months ended June 30, 2017, an increase of $103.1 million compared to $271.1 million for the six months ended June 30, 2016, primarily driven by an increase in Base Management Fees. Base Management Fees were $354.0 million for the six months ended June 30, 2017, an increase of $91.9 million compared to $262.1 million for the six months ended June 30, 2016, primarily due to assets earning higher base management fees, principally due to the conclusion of a six month fee holiday for BCP VII in 2016.

Expenses

Expenses were $492.6 million for the six months ended June 30, 2017, an increase of $157.7 million compared to $335.0 million for the six months ended June 30, 2016. The increase was primarily attributable to an increase of $163.6 million in Total Compensation and Benefits. The increase in Total Compensation and Benefits was primarily due to an increase in Performance Fee Compensation of $152.4 million. Performance Fee Compensation increased as a result of the increase in Performance Fees Revenue.

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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended June 30,				Six Months Ended June 30,				June 30, 2017 Inception to Date
	2017		2016 (a)		2017		2016 (a)		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	1%	1%	—	—	-1%	-1%	4%	4%	55%	41%	50%	36%
BCP V	2%	1%	2%	2%	5%	4%	8%	6%	11%	9%	10%	8%
BCP VI	4%	3%	3%	2%	13%	11%	2%	1%	35%	28%	18%	13%
BCP VII	N/M	N/M	N/A	N/A	N/M	N/M	N/A	N/A	N/M	N/M	N/M	N/M
BEP I	-2%	-2%	4%	4%	8%	7%	5%	4%	42%	38%	17%	13%
BEP II (b)	2%	—	N/M	N/M	13%	8%	N/M	N/M	N/A	N/A	45%	22%
BCOM	-17%	-17%	17%	13%	-14%	-14%	16%	14%	13%	6%	13%	6%
Tactical Opportunities	5%	4%	2%	1%	8%	14%	3%	2%	33%	25%	15%	11%
Strategic Partners	5%	4%	2%	2%	10%	9%	2%	—	N/A	N/A	17%	14%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M Not meaningful.

N/A Not applicable.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and carried interest allocations.
(b)	BEP II’s 2016 investment returns are presented as N/M due to the early stage nature and limited operations of the fund’s investments. Accordingly, the 2016 returns would only be reflective of the impact of fees and expenses incurred to date.

The corporate private equity funds within the Private Equity segment have five funds with closed investment periods: BCP IV, BCP V, BCP VI, BCOM and BEP I. As of June 30, 2017, BCP IV was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes based on the timings of fund closings, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner is subject to equalization such that (a) the general partner accrues carried interest when the respective carried interest for either fund class is positive and (b) the general partner realizes carried interest so long as clawback obligations, if any, for either of the respective fund classes are fully satisfied. During the quarter, both fund classes in aggregate were above their respective carried interest thresholds. BCP VI is currently above its carried interest threshold. BCOM is currently above its carried interest threshold and has generated inception to date positive returns. We are entitled to retain previously realized carried interest up to 20% of BCOM’s net gains. As a result, Performance Fees are recognized from BCOM on current period gains and losses. BEP I is currently above its carried interest threshold.

Real Estate

The following table presents the results of operations for our Real Estate segment:

	Three Months Ended June 30,		2017 vs. 2016		Six Months Ended June 30,		2017 vs. 2016
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$227,865	$201,004	$26,861	13%	$425,744	$400,911	$24,833	6%
Transaction and Other Fees, Net	16,087	21,112	(5,025)	-24%	37,366	56,906	(19,540)	-34%
Management Fee Offsets	(5,018)	(1,219)	(3,799)	312%	(8,568)	(4,814)	(3,754)	78%

Total Management Fees, Net	238,934	220,897	18,037	8%	454,542	453,003	1,539	0%

Performance Fees
Realized
Carried Interest	389,004	266,382	122,622	46%	908,845	467,009	441,836	95%
Incentive Fees	5,315	6,099	(784)	-13%	8,229	10,168	(1,939)	-19%
Unrealized
Carried Interest	77,200	(84,875)	162,075	N/M	54,932	(96,397)	151,329	N/M
Incentive Fees	22,608	5,942	16,666	280%	41,321	15,707	25,614	163%

Total Performance Fees	494,127	193,548	300,579	155%	1,013,327	396,487	616,840	156%

Investment Income (Loss)
Realized	57,599	19,929	37,670	189%	177,178	32,904	144,274	438%
Unrealized	(20,519)	(8,902)	(11,617)	130%	(104,372)	(11,039)	(93,333)	845%

Total Investment Income	37,080	11,027	26,053	236%	72,806	21,865	50,941	233%
Interest and Dividend Revenue	20,998	13,084	7,914	60%	39,165	26,272	12,893	49%
Other	(22,965)	2,231	(25,196)	N/M	(26,115)	322	(26,437)	N/M

Total Revenues	768,174	440,787	327,387	74%	1,553,725	897,949	655,776	73%

Expenses
Compensation and Benefits
Compensation	110,266	102,888	7,378	7%	212,968	203,466	9,502	5%
Performance Fee Compensation
Realized
Carried Interest	124,292	56,441	67,851	120%	304,217	99,517	204,700	206%
Incentive Fees	2,931	3,300	(369)	-11%	4,295	5,433	(1,138)	-21%
Unrealized
Carried Interest	59,174	14,257	44,917	315%	70,972	41,960	29,012	69%
Incentive Fees	9,680	2,542	7,138	281%	18,189	6,700	11,489	171%

Total Compensation and Benefits	306,343	179,428	126,915	71%	610,641	357,076	253,565	71%
Other Operating Expenses	55,373	52,201	3,172	6%	107,342	100,298	7,044	7%

Total Expenses	361,716	231,629	130,087	56%	717,983	457,374	260,609	57%

Economic Income	$406,458	$209,158	$197,300	94%	$835,742	$440,575	$395,167	90%

N/M Not meaningful.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenues

Revenues were $768.2 million for the three months ended June 30, 2017, an increase of $327.4 million compared to $440.8 million for the three months ended June 30, 2016. The increase in revenues was primarily attributable to increases of $300.6 million in Performance Fees, $26.1 million in Investment Income and $18.0 million in Total Management Fees, Net, partially offset by a decrease of $25.2 million in Other Revenue.

In the second quarter of 2017, revenues in our Real Estate segment increased primarily due to greater appreciation in public and private investments in our BREP opportunistic funds compared to the second quarter of 2016. In the second quarter of 2017, our Real Estate segment deployed $2.4 billion, committed an additional $1.8 billion and had realizations of $4.6 billion. Overall, operating trends in our Real Estate portfolio remain stable and supply-demand fundamentals remain solid in most markets, although we see decelerating growth in certain geographies and sectors, notably retail. As a result of less distress and rising asset values, the current environment and outlook for opportunistic capital deployment in the U.S. has become increasingly challenging, although opportunities in other geographic markets, most notably Europe, remain strong. In our real estate debt funds, liquid fund performance was stable in the second quarter of 2017. Revenues in our Real Estate segment would likely be negatively impacted if the capital markets experienced a period of prolonged volatility, including as a result of uncertainty regarding governmental and tax policy, or market and/or macroeconomic conditions were to deteriorate.

Performance Fees, which are determined on a fund by fund basis, were $494.1 million for the three months ended June 30, 2017, an increase of $300.6 million compared to $193.5 million for the three months ended June 30, 2016. The increase in Performance Fees was primarily due to an increase in the net appreciation of investment holdings within our opportunistic funds, which appreciated 5.4% versus 2.2% in the comparable 2016 quarter. Our core+ real estate funds appreciated 3.0% in the quarter. Our real estate debt drawdown and hedge funds appreciated 3.1% and 2.3%, respectively.

Investment Income was $37.1 million for the three months ended June 30, 2017, an increase of $26.1 million compared to $11.0 million for the three months ended June 30, 2016, primarily due to the net appreciation of investments in our BREP VI fund.

Total Management Fees, Net were $238.9 million for the three months ended June 30, 2017, an increase of $18.0 million compared to $220.9 million for the three months ended June 30, 2016, driven primarily by an increase in Base Management Fees. Base Management Fees were $227.9 million for the three months ended June 30, 2017, an increase of $26.9 million compared to $201.0 million for the three months ended June 30, 2016, primarily due to the expiration of the BREP Europe V fee holidays.

Other Revenue was $(23.0) million for the three months ended June 30, 2017, a decrease of $25.2 million compared to $2.2 million for the three months ended June 30, 2016, primarily driven by foreign exchange loss on our euro denominated bond.

Expenses

Expenses were $361.7 million for the three months ended June 30, 2017, an increase of $130.1 million compared to $231.6 million for the three months ended June 30, 2016. The increase was primarily attributable to an increase in Performance Fee Compensation of $119.5 million. Performance Fee Compensation increased as a result of the increase in Performance Fees Revenue.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenues

Revenues were $1.6 billion for the six months ended June 30, 2017, an increase of $655.8 million compared to $897.9 million for the six months ended June 30, 2016. The increase in revenues was primarily attributable to increases of $616.8 million in Performance Fees and $50.9 million in Investment Income.

Performance Fees, which are determined on a fund by fund basis, were $1.0 billion for the six months ended June 30, 2017, an increase of $616.8 million compared to $396.5 million for the six months ended June 30, 2016.

Performance Fees increased due to the net increase in the appreciation of investment holdings within our opportunistic funds. For the six months ended June 30, 2017, the carrying value of investments for our opportunistic funds increased 10.5% versus 3.8% for the comparable 2016 period. Our core+ real estate funds, real estate debt drawdown funds and real estate hedge funds appreciated 6.1%, 7.5% and 5.5%, respectively.

Investment Income was $72.8 million for the six months ended June 30, 2017, an increase of $50.9 million compared to $21.9 million for the six months ended June 30, 2016, primarily due to the net increase in the appreciation of Partnership’s principal investments.

Expenses

Expenses were $718.0 million for the six months ended June 30, 2017, an increase of $260.6 million compared to $457.4 million for the six months ended June 30, 2016. The increase was primarily attributable to an increase in Performance Fee Compensation of $244.1 million. Performance Fee Compensation increased as a result of the increase in Performance Fees Revenue.

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

The following table presents the internal rates of return of our significant real estate funds:

	Three Months Ended June 30,				Six Months Ended June 30,				June 30, 2017 Inception to Date
	2017		2016		2017		2016		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP IV	3%	2%	-1%	—	1%	1%	-9%	-7%	52%	31%	22%	12%
BREP V	3%	2%	1%	1%	4%	3%	1%	1%	16%	12%	14%	11%
BREP VI	9%	7%	1%	—	11%	9%	5%	4%	18%	14%	17%	13%
BREP VII	3%	2%	2%	2%	7%	6%	3%	2%	37%	26%	26%	18%
BREP VIII	6%	5%	8%	5%	13%	9%	14%	9%	32%	20%	30%	19%
BREP International II (b)	12%	11%	1%	1%	7%	6%	3%	3%	10%	9%	8%	6%
BREP Europe III (b)	6%	5%	-4%	-4%	14%	11%	-5%	-5%	33%	22%	25%	16%
BREP Europe IV (b)	8%	7%	1%	1%	22%	18%	3%	2%	38%	25%	27%	19%
BREP Europe V (b)	N/M	N/M	N/A	N/A	N/M	N/M	N/A	N/A	N/A	N/A	N/M	N/M
BREP Co-Investment (c)	6%	5%	4%	3%	8%	7%	5%	5%	18%	16%	18%	16%
BREP Asia	8%	6%	7%	5%	15%	11%	13%	10%	30%	22%	26%	17%
BPP	3%	3%	2%	2%	6%	5%	6%	6%	37%	36%	15%	12%
BREDS Drawdown	3%	3%	5%	2%	8%	6%	8%	4%	16%	12%	16%	11%
BREDS Liquid	3%	3%	1%	1%	7%	5%	-3%	-4%	N/A	N/A	12%	8%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations.

(b)	Euro-based internal rates of return.
(c)	Excludes fully realized co-investments prior to Blackstone’s IPO.

The following table presents the carried interest status of our real estate carry funds with expired investment periods which are currently not generating performance fees as of June 30, 2017:

	Gain to Cross Carried Interest Threshold (a)
Fully Invested Funds	Amount	% Change in Total Enterprise Value(b)	% Change in Equity Value
	(Amounts in Millions)
BREP International II (Sep 2005 / Jun 2008)	€828	107%	380%

(a)	The general partner of each fund is allocated carried interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross carried interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing carried interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value.

The Real Estate segment has three funds in their investment period, which were above their respective carried interest thresholds as of June 30, 2017: BREP VIII, BREP Asia and BREDS III.

Hedge Fund Solutions

The following table presents the results of operations for our Hedge Fund Solutions segment:

	Three Months Ended June 30,		2017 vs. 2016		Six Months Ended June 30,		2017 vs. 2016
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$128,698	$130,123	$(1,425)	-1%	$257,166	$260,281	$(3,115)	-1%
Transaction and Other Fees, Net	1,696	(5)	1,701	N/M	1,955	538	1,417	263%

Total Management Fees, Net	130,394	130,118	276	0%	259,121	260,819	(1,698)	-1%

Performance Fees
Realized
Incentive Fees	6,995	(251)	7,246	N/M	21,679	2,433	19,246	791%
Unrealized
Carried Interest	143	801	(658)	-82%	3,940	833	3,107	373%
Incentive Fees	22,458	1,036	21,422	N/M	62,769	(1,899)	64,668	N/M

Total Performance Fees	29,596	1,586	28,010	N/M	88,388	1,367	87,021	N/M

Investment Income (Loss)
Realized	225	(515)	740	N/M	(407)	(5,260)	4,853	-92%
Unrealized	11,578	9,357	2,221	24%	29,871	(2,934)	32,805	N/M

Total Investment Income (Loss)	11,803	8,842	2,961	33%	29,464	(8,194)	37,658	N/M
Interest and Dividend Revenue	8,769	5,205	3,564	68%	16,323	10,501	5,822	55%
Other	(10,720)	1,125	(11,845)	N/M	(12,330)	(263)	(12,067)	N/M

Total Revenues	169,842	146,876	22,966	16%	380,966	264,230	116,736	44%

Expenses
Compensation and Benefits
Compensation	47,361	44,436	2,925	7%	94,965	98,605	(3,640)	-4%
Performance Fee Compensation
Realized
Incentive Fees	4,362	1,325	3,037	229%	11,679	3,188	8,491	266%
Unrealized
Carried Interest	178	238	(60)	-25%	1,387	238	1,149	483%
Incentive Fees	9,242	480	8,762	N/M	23,246	(715)	23,961	N/M

Total Compensation and Benefits	61,143	46,479	14,664	32%	131,277	101,316	29,961	30%
Other Operating Expenses	26,240	27,218	(978)	-4%	52,040	53,364	(1,324)	-2%

Total Expenses	87,383	73,697	13,686	19%	183,317	154,680	28,637	19%

Economic Income	$82,459	$73,179	$9,280	13%	$197,649	$109,550	$88,099	80%

N/M Not meaningful.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenues

Revenues were $169.8 million for the three months ended June 30, 2017, an increase of $23.0 million compared to $146.9 million for the three months ended June 30, 2016. The increase in revenues was primarily attributable to an increase of $28.0 million in Performance Fees, partially offset by a decrease of $11.8 million in Other Revenue.

Revenues in our Hedge Fund Solutions segment in the second quarter of 2017 increased compared to the second quarter of 2016, primarily as a result of improved performance across multiple strategies in the segment, with the BPS Composite gross return up 1.3% in the quarter (1.1% net). In addition, 84% of Hedge Fund Solutions’ Fee-Earnings Assets Under Management eligible for Incentive Fees was above the high water mark as of the end of the second quarter of 2017. Hedge Fund Solutions revenues would likely be negatively impacted if global asset prices experienced another period of decline, including as a result of uncertainty regarding governmental and tax policy, or liquidity needs caused investors to withdraw assets.

Performance Fees, which are determined on a fund by fund basis, were $29.6 million for the three months ended June 30, 2017, an increase of $28.0 million compared to $1.6 million for the three months ended June 30, 2016. The increase in Performance Fees in our Hedge Fund Solutions segment was primarily driven by a greater percentage of our Fee-Earning Assets Under Management earning Performance Fees, on comparable returns, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Other Revenue was $(10.7) million for the three months ended June 30, 2017, a decrease of $11.8 million compared to $1.1 million for the three months ended June 30, 2016, primarily driven by foreign exchange loss on our euro denominated bond.

Expenses

Expenses were $87.4 million for the three months ended June 30, 2017, an increase of $13.7 million compared to $73.7 million for the three months ended June 30, 2016. The increase in expenses was primarily attributable to an increase of $11.7 million in Performance Fee Compensation. The increase in Performance Fee Compensation was due to the increase in Performance Fees Revenue.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenues

Revenues were $381.0 million for the six months ended June 30, 2017, an increase of $116.7 million compared to $264.2 million for the six months ended June 30, 2016. The increase in revenue was primarily attributable to increases of $87.0 million in Performance Fees and $37.7 million in Investment Income (Loss).

Performance Fees, which are determined on a fund by fund basis, were $88.4 million for the six months ended June 30, 2017, an increase of $87.0 million compared to $1.4 million for the six months ended June 30, 2016. The increase in Performance Fees in our Hedge Fund Solutions segment was primarily driven by higher returns in our BPS Composite, 4.0% gross (3.6% net) for the six months ended June 30, 2017 compared to -1.6% gross (-2.0% net) in the comparable 2016 year to date period.

Investment Income (Loss) was $29.5 million for the six months ended June 30, 2017, an increase of $37.7 million compared to $(8.2) million for the six months ended June 30, 2016. The increase in Investment Income (Loss) was primarily driven by the year over year net appreciation of investments of which Blackstone owns a share.

Expenses

Expenses were $183.3 million for the six months ended June 30, 2017, an increase of $28.6 million compared to $154.7 million for the six months ended June 30, 2016. The increase in expenses was primarily due to an increase in Performance Fee Compensation of $33.6 million, partially offset by a decrease in Compensation of $3.6 million. The increase in Performance Fee Compensation was due to the increase in Performance Fees Revenue. The decrease in Compensation was primarily due to the decrease in Management Fees Revenue, on which a portion of compensation is based.

Operating Metrics

The following table presents information regarding our Incentive Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees		Estimated % Above High Water Mark / Benchmark (a)
	As of June 30,		As of June 30,
	2016	2017	2016	2017
	(Dollars in Thousands)
BAAM-Managed Funds (b)	$35,562,130	$38,778,670	10%	84%

(a)	Estimated % Above High Water Mark/Benchmark represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable BAAM-managed fund has positive investment performance relative to a benchmark, where applicable. Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark or clear a benchmark return, thereby resulting in an increase in Estimated % Above High Water Mark/Benchmark.
(b)	For the BAAM-managed funds, at June 30, 2017 the incremental appreciation needed for the 16% of Fee-Earning Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $404.3 million, a decrease of $806.0 million, compared to $1.2 billion at June 30, 2016. Of the Fee-Earning Assets Under Management below their respective High Water Marks/Benchmarks as of June 30, 2017, 46% were within 5% of reaching their respective High Water Mark.

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

The following table presents the return information of the BAAM Principal Solutions Composite:

	Three Months Ended June 30,				Six Months Ended June 30,				Average Annual Returns (a)
									Periods Ended June 30, 2017
	2017		2016		2017		2016		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Principal Solutions Composite (b)	1%	1%	1%	1%	4%	4%	-2%	-2%	10%	9%	4%	4%	7%	6%	7%	6%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	BAAM’s Principal Solutions (“BPS”) Composite covers the period from January 2000 to present, although BAAM’s inception date is September 1990. BPS Composite does not include BAAM’s individual investor solutions (i.e., liquid alternatives), long-biased commodities, ventures (i.e., seeding and minority interests), strategic opportunities (i.e., co-investments), Senfina (i.e., direct trading) and advisory (non-discretionary) platforms, except for investments by BPS funds directly into those platforms. BAAM-managed funds in liquidation are also excluded. The historical return is from January 1, 2000.

Credit

The following table presents the results of operations for our Credit segment:

	Three Months Ended June 30,		2017 vs. 2016		Six Months Ended June 30,		2017 vs. 2016
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$138,250	$131,392	$6,858	5%	$277,397	$257,382	$20,015	8%
Transaction and Other Fees, Net	2,162	1,424	738	52%	3,646	2,766	880	32%
Management Fee Offsets	(4,653)	(9,982)	5,329	-53%	(22,512)	(19,640)	(2,872)	15%

Total Management Fees, Net	135,759	122,834	12,925	11%	258,531	240,508	18,023	7%

Performance Fees
Realized
Carried Interest	16,032	296	15,736	N/M	24,832	296	24,536	N/M
Incentive Fees	28,796	23,515	5,281	22%	58,335	45,212	13,123	29%
Unrealized
Carried Interest	(12,863)	87,295	(100,158)	N/M	35,694	72,516	(36,822)	-51%
Incentive Fees	3,461	1,029	2,432	236%	4,453	1,299	3,154	243%

Total Performance Fees	35,426	112,135	(76,709)	-68%	123,314	119,323	3,991	3%

Investment Income (Loss)
Realized	1,895	11,330	(9,435)	-83%	4,953	8,356	(3,403)	-41%
Unrealized	788	8,412	(7,624)	-91%	8,237	(9,149)	17,386	N/M

Total Investment Income (Loss)	2,683	19,742	(17,059)	-86%	13,190	(793)	13,983	N/M
Interest and Dividend Revenue	11,037	7,428	3,609	49%	20,270	14,176	6,094	43%
Other	(12,660)	1,795	(14,455)	N/M	(14,387)	431	(14,818)	N/M

Total Revenues	172,245	263,934	(91,689)	-35%	400,918	373,645	27,273	7%

Expenses
Compensation and Benefits
Compensation	56,786	55,691	1,095	2%	111,765	108,073	3,692	3%
Performance Fee Compensation
Realized
Carried Interest	7,937	194	7,743	N/M	12,570	194	12,376	N/M
Incentive Fees	14,188	10,626	3,562	34%	28,259	20,753	7,506	36%
Unrealized
Carried Interest	(7,071)	41,257	(48,328)	N/M	14,891	34,259	(19,368)	-57%
Incentive Fees	1,678	(333)	2,011	N/M	2,304	152	2,152	N/M

Total Compensation and Benefits	73,518	107,435	(33,917)	-32%	169,789	163,431	6,358	4%
Other Operating Expenses	36,406	29,464	6,942	24%	69,107	55,684	13,423	24%

Total Expenses	109,924	136,899	(26,975)	-20%	238,896	219,115	19,781	9%

Economic Income	$62,321	$127,035	$(64,714)	-51%	$162,022	$154,530	$7,492	5%

N/M	Not meaningful.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenues

Revenues were $172.2 million for the three months ended June 30, 2017, a decrease of $91.7 million compared to $263.9 million for the three months ended June 30, 2016. This change was primarily attributable to decreases of $76.7 million in Performance Fees, $17.1 million in Investment Income (Loss) and $14.5 million in Other Revenue, partially offset by an increase of $12.9 million in Total Management Fees, Net.

Revenues in our Credit segment decreased in the second quarter of 2017 compared to the second quarter of 2016, driven primarily by the impact of unrealized marks of certain energy investments in the performing credit and distressed strategies and greater appreciation in the second quarter of 2016 as a result of recovery from market dislocation experienced at the end of 2015 and early 2016. Despite the continuing low interest rate environment and depressed commodity prices, our Credit funds were able to identify attractive investment opportunities in the second quarter of 2017, particularly in Europe and the energy sector. Our Credit segment revenues may, however, be negatively impacted by prolonged periods of market pressure; a sustained period of depressed energy prices; market volatility; or uncertainty regarding governmental and tax policy.

Performance Fees were $35.4 million for the three months ended June 30, 2017, a decrease of $76.7 million compared to $112.1 million for the three months ended June 30, 2016. This change was primarily attributable to lower returns in our performing credit strategies and in energy holdings in our distressed strategies.

Investment Income (Loss) was $2.7 million for the three months ended June 30, 2017, a decrease of $17.1 million compared to $19.7 million for the three months ended June 30, 2016. The decrease in Investment Income (Loss) was primarily driven by lower returns on Blackstone’s investments in the Credit funds.

Other Revenue was $(12.7) million for the three months ended June 30, 2017, a decrease of $14.5 million compared to $1.8 million for the three months ended June 30, 2016, primarily driven by foreign exchange loss on our euro denominated bond.

Total Management Fees, Net were $135.8 million for the three months ended June 30, 2017, an increase of $12.9 million compared to $122.8 million for the three months ended June 30, 2016. This change was primarily attributable to our long only and performing credit strategies.

Expenses

Expenses were $109.9 million for the three months ended June 30, 2017, a decrease of $27.0 million compared to $136.9 million for the three months ended June 30, 2016. The decrease in expenses was primarily attributable to a decrease of $35.0 million in Performance Fee Compensation, partially offset by an increase of $6.9 million in Other Operating Expenses. The decrease in Performance Fee Compensation was due to the decrease in Performance Fees Revenue. The increase in Other Operating Expenses was primarily due to an increase in professional fees, interest and other expenses allocated to the segment.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenues

Revenues were $400.9 million for the six months ended June 30, 2017, an increase of $27.3 million compared to $373.6 million for the six months ended June 30, 2016. This change was primarily attributable to increases of $18.0 in Total Management Fees, Net and $14.0 million in Investment Income (Loss), partially offset by a decrease of $14.8 million in Other Revenue.

Total Management Fees, Net were $258.5 million for the six months ended June 30, 2017, an increase of $18.0 million compared to $240.5 million for the six months ended June 30, 2016. The increase was primarily attributable to our long only and performing credit strategies.

Investment Income (Loss) was $13.2 million for the six months ended June 30, 2017, an increase of $14.0 million compared to $(0.8) million for the six months ended June 30, 2016. The increase in Investment Income was primarily driven by the prior year period’s unrealized investment losses in our distressed strategies and long only funds.

Other Revenue was $(14.4) million for the six months ended June 30, 2017, a decrease of $14.8 million compared to the six months ended June 30, 2016, primarily driven by foreign exchange loss on our euro denominated bond.

Expenses

Expenses were $238.9 million for the six months ended June 30, 2017, an increase of $19.8 million compared to $219.1 million for the six months ended June 30, 2016. The increase in expenses was primarily attributable to increases of $13.4 million in Other Operating Expenses and $6.4 million in Total Compensation and Benefits. The increase in Other Operating Expenses was driven by an increase in professional fees, interest and other expenses allocated to the segment and fund related expenses. The increase in Total Compensation and Benefits was due to increases of $3.7 million in Compensation and $2.7 million in Performance Fee Compensation. The increase in Compensation was primarily due to an increase in Management Fees Revenue, on which a portion of compensation is based. The increase in Performance Fee Compensation was due to the increase in Performance Fees Revenue.

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

The following table presents combined internal rates of return of the segment’s performing credit and distressed strategies funds:

	Three Months Ended June 30,				Six Months Ended June 30,				June 30, 2017 Inception to Date
	2017		2016		2017		2016
Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Performing Credit Strategies (b)	2%	—	10%	8%	5%	3%	10%	8%	15%	9%
Distressed Strategies (c)	-1%	-2%	7%	6%	2%	—	4%	3%	11%	7%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations, net of tax advances.
(b)	Performing Credit Strategies include mezzanine lending funds, BDCs and other performing credit strategy funds. Performing Credit Strategies’ returns represent the IRR of the combined cash flows of the fee-earning funds exceeding $100 million of fair value at each respective quarter end excluding the Blackstone Funds that were contributed to GSO as part of Blackstone’s acquisition of GSO in March 2008. The inception to date returns are from July 16, 2007.
(c)	Distressed Strategies include stressed/distressed funds, event-driven credit strategies and energy strategies. Distressed Strategies’ returns represent the IRR of the combined cash flows of the fee-earning funds exceeding $100 million of fair value at each respective quarter end. The inception to date returns are from August 1, 2005.

As of June 30, 2017, there was $26.8 billion of Performance Fee eligible assets under management invested in Credit strategies that were above the hurdle necessary to generate Incentive Fees or carried interest. This represented 50% of the total Performance Fee eligible assets at fair value across all Credit strategies.

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

Total assets were $30.1 billion as of June 30, 2017, an increase of $3.7 billion from December 31, 2016.

Total liabilities were $16.9 billion as of June 30, 2017, an increase of $3.0 billion from December 31, 2016. The increase in total liabilities was primarily due to an increase in Loans Payable of $2.3 billion, primarily due to new CLO vehicles.

For the three months ended June 30, 2017, we had Total Fee Related Revenues of $696.8 million and related expenses of $385.7 million, generating Fee Related Earnings of $311.2 million and Distributable Earnings of $781.4 million. For the six months ended June 30, 2017, we had Total Fee Related Revenues of $1.3 billion and related expenses of $744.5 million, generating Fee Related Earnings of $601.9 million and Distributable Earnings of $2.0 billion.

Sources and Uses of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, the proceeds from our issuances of senior notes, liquid investments we hold on our balance sheet for our own use and access to our $1.5 billion committed revolving credit facility. As of June 30, 2017, Blackstone had $1.7 billion in cash and cash equivalents, $3.3 billion invested in corporate treasury investment, $1.8 billion invested in Blackstone Funds and other investments, against $3.5 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.

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

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes, and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of June 30, 2017 consisted of the following:

	Blackstone and General Partner		Senior Managing Directors and Certain Other Professionals (a)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Private Equity
BCP VII	$500,000	$435,919	$225,000	$196,163
BCP VI	719,718	122,272	250,000	42,472
BCP V	629,356	39,938	—	—
BEP I	50,000	4,853	—	—
BEP II	80,000	53,984	26,667	17,995
BCEP	120,000	105,155	18,992	16,579
Tactical Opportunities	279,193	124,958	75,331	41,653
Strategic Partners	365,890	264,861	58,627	44,971
Other (b)	236,525	27,051	—	—
Real Estate
BREP VIII	300,000	185,989	100,000	61,996
BREP VII	300,000	47,779	100,000	15,926
BREP VI	750,000	36,809	150,000	12,270
BREP Europe III	100,000	13,231	35,000	4,410
BREP Europe IV	130,000	26,347	43,333	8,782
BREP Europe V	150,000	136,482	43,333	39,428
BREP Asia	50,000	26,771	16,667	8,924
BREDS II	50,000	14,634	16,667	4,878
BREDS III	50,000	40,685	16,667	13,562
Other (b)	151,192	37,449	—	—
Hedge Fund Solutions
Strategic Alliance	50,000	2,033	—	—
Strategic Alliance II	50,000	1,482	—	—
Strategic Alliance III	22,000	20,391	—	—
Strategic Holdings LP	50,000	40,043	—	—
Other (b)	1,300	522	—	—
Credit
Capital Opportunities Fund II LP	120,000	40,371	110,044	37,021
GSO Capital Solutions III	27,365	27,364	25,604	25,604
GSO Capital Solutions II	125,000	59,718	120,060	57,358
Blackstone/GSO Capital Solutions	50,000	6,552	27,666	3,625
BMezz II	17,692	3,085	—	—
GSO Credit Alpha Fund LP	52,102	20,852	50,217	20,098
GSO Euro Senior Debt Fund LP	63,000	46,371	56,803	41,810
GSO Energy Select Opportunities Fund	80,000	59,570	74,694	55,619
Capital Opportunities Fund III LP	130,783	108,916	29,854	24,949
Other (b)	86,391	40,141	16,359	5,354
Other
Treasury	443,956	182,418	—	—

	$6,381,463	$2,404,996	$1,687,585	$801,447

(a)	For some of the general partner commitments shown in the table above, we require our senior managing directors and certain other professionals to fund a portion of the commitment even though the ultimate obligation to fund the aggregate commitment is ours pursuant to the governing agreements of the respective funds. The amounts of the aggregate applicable general partner original and remaining commitment are shown in the table above. In addition, certain senior managing directors and other professionals are required to fund a de minimis amount of the commitment in the other private equity, real estate and credit-focused carry funds. We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described above will be more than sufficient to fund our working capital requirements.
(b)	Represents capital commitments to a number of other funds in each respective segment.

As of June 30, 2017, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of the Partnership, had issued and outstanding the following senior notes (collectively the “Notes”):

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended June 30,

2017, no units were repurchased. As of June 30, 2017, the amount remaining under this program available for repurchases was $335.8 million.

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

The following table calculates Blackstone’s Fee Related Earnings, Distributable Earnings and Economic Net Income:

(a)	Represents the total segment amounts of the respective captions. See Note 18. “Segment Reporting” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
(b)	Detail on this amount is included in the table below.
(c)	Taxes and Related Payables Including Payable Under Tax Receivable Agreement represents the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes and the Payable Under Tax Receivable Agreement.
(d)	Represents tax-related payables including the Payable Under Tax Receivable Agreement, which is a component of Taxes and Related Payables.
(e)	Represents equity-based award expense included in Economic Income, which excludes all transaction-related equity-based charges.

The following calculates the components of Fee Related Earnings, Distributable Earnings and Economic Net Income in the above table identified by note (b):

(a)	Represents the total segment amounts of the respective captions. See Note 18. “Segment Reporting” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
(b)	Represents Interest Expense, including inter-segment interest related expense.

(c)	Taxes and Related Payables Including Payable Under Tax Receivable Agreement represents the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes and the Payable Under Tax Receivable Agreement.
(d)	Represents tax-related payables including the Payable Under Tax Receivable Agreement, which is a component of Taxes and Related Payables.
(e)	Represents equity-based award expense included in Economic Income, which excludes all transaction-related equity-based charges.

The following table is a reconciliation of Net Income (Loss) Attributable to The Blackstone Group L.P. to Economic Income, of Economic Income to Economic Net Income, of Economic Net Income to Fee Related Earnings, of Fee Related Earnings to Distributable Earnings and of Distributable Earnings to Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization:

(Dollars in Thousands)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net Income Attributable to The Blackstone Group L.P.	**$ 342,775**	**$ 198,626**	**$ 804,600**	**$ 358,379**
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	287,979	201,805	705,237	333,007
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	112,944	64,729	251,629	104,815
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	991	(2,049)	2,991	(8,450)
Net Income	**$ 744,689**	**$ 463,111**	**$ 1,764,457**	**$ 787,751**
Provision for Taxes	29,608	47,415	87,045	56,561
Income Before Provision for Taxes	**$ 774,297**	**$ 510,526**	**$ 1,851,502**	**$ 844,312**
Transaction-Related Charges[a]	57,831	69,956	114,810	134,092
Amortization of Intangibles[b]	11,344	23,208	22,688	46,416
(Income) Associated with Non-Controlling Interests of Consolidated Entities[c]	(113,935)	(62,680)	(254,620)	(96,365)
Economic Income	$ 729,537	$ 541,010	$ 1,734,380	$ 928,455
Taxes[d]	(24,168)	(21,234)	(42,973)	(38,028)
Economic Net Income	$ 705,369	$ 519,776	$ 1,691,407	$ 890,427
Taxes[d]	24,168	21,234	42,973	38,028
Performance Fee Adjustment[e]	(757,006)	(449,372)	(1,820,734)	(763,437)
Investment (Income) Loss Adjustment[f]	(67,720)	(59,771)	(171,679)	(33,121)
Other Revenue[g]	62,469	(8,546)	70,756	(2,298)
Net Interest Loss[h]	6,591	13,546	17,545	26,897
Performance Fee Compensation and Benefits Adjustment[i]	311,870	180,723	719,565	286,798
Equity-Based Compensation - Non-Incentive Fee Related[j]	25,442	16,852	52,092	37,815
Fee Related Earnings	$ 311,183	$ 234,442	$ 601,925	$ 481,109
Net Realized Performance Fees[k]	429,177	251,935	1,201,957	439,729
Realized Investment Income[l]	100,887	53,670	303,781	43,569
Net Interest (Loss)[h]	(6,591)	(13,546)	(17,545)	(26,897)
Taxes and Related Payables Including Payable Under Tax Receivable Agreement[m]	(53,291)	(31,588)	(78,615)	(48,382)
Distributable Earnings	**$ 781,365**	**$ 494,913**	**$ 2,011,503**	**$ 889,128**
Interest Expense[n]	59,846	48,779	116,676	97,211
Taxes and Related Payables Including Payable Under Tax Receivable Agreement[m]	53,291	31,588	78,615	48,382
Depreciation and Amortization	6,392	6,331	12,608	12,623
Adjusted EBITDA	**$ 900,894**	**$ 581,611**	**$ 2,219,402**	**$ 1,047,344**

(a)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s IPO and long-term retention programs outside of annual deferred compensation and other corporate actions.
(b)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s IPO and other corporate actions.
(c)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes the amount of (Income) Loss Associated with Non-Controlling Interests of Consolidated Entities and includes the amount of Management Fee Revenues associated with consolidated CLO entities.
(d)	Taxes represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes.
(e)	This adjustment removes from Economic Income the total segment amount of Performance Fees.
(f)	This adjustment removes from Economic Income the total segment amount of Investment Income (Loss).
(g)	This adjustment removes from Economic Income the total segment amount of Other Revenue.
(h)	This adjustment represents Interest Income and Dividend Revenue less Interest Expense.
(i)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Fees, including Incentive Fee Related equity-based award expense.
(j)	Represents Non-Incentive Fee Related equity-based award expense and excludes all transaction-related equity-based charges.
(k)	Represents the adjustment for realized Performance Fees net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto. Equals the sum of Net Realized Incentive Fees and Net Realized Carried Interest.
(l)	Represents the adjustment for Blackstone’s Realized Investment Income (Loss).
(m)	Taxes and Related Payables Including Payable Under Tax Receivable Agreement represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and the Payable Under Tax Receivable Agreement.
(n)	Represents Interest Expense, including inter-segment interest related expenses.

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

With respect to the second quarter of fiscal year 2017, we have paid to common unitholders a distribution of $0.54 per common unit, aggregating $1.41 per common unit in respect of the six months ended June 30, 2017. With respect to fiscal year 2016, we paid common unitholders aggregate distributions of $1.52 per common unit.

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

Certain of our Real Estate debt hedge funds, Hedge Fund Solutions funds and credit-focused funds use leverage in order to obtain additional market exposure, enhance returns on invested capital and/or to bridge short- term cash needs. The forms of leverage primarily employed by these funds include purchasing securities on margin, utilizing collateralized financing and using derivative instruments.

The following table presents information regarding these financial instruments in our Condensed Consolidated Statements of Financial Condition:

	Reverse Repurchase Agreements	Repurchase Agreements	Securities Sold, Not Yet Purchased
	(Dollars in Millions)
Balance, June 30, 2017	$—	$60.6	$143.8
Balance, December 31, 2016	$118.5	$75.3	$215.4
Six Months Ended June 30, 2017
Average Daily Balance	$50.7	$97.4	$186.8
Maximum Daily Balance	$118.5	$152.7	$262.1

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of June 30, 2017 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	July 1, 2017 to December 31, 2017	2018-2019	2020-2021	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$39,545	$140,374	$139,545	$415,820	$735,284
Purchase Obligations	16,066	23,972	5,294	—	45,332
Blackstone Issued Notes and Revolving Credit Facility (b)	—	585,000	400,000	2,528,340	3,513,340
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	75,587	302,334	213,072	1,354,625	1,945,618
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	345,560	—	—	7,449,105	7,794,665
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	81,182	323,090	313,958	1,118,316	1,836,546
Blackstone Funds Capital Commitments to Investee Funds (f)	305,439	—	—	—	305,439
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (g)	—	177,857	176,343	841,619	1,195,819
Unrecognized Tax Benefits, Including Interest and Penalties (h)	6,400	—	—	—	6,400
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (i)	2,404,996	—	—	—	2,404,996

Consolidated Contractual Obligations	3,274,775	1,552,627	1,248,212	13,707,825	19,783,439
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	(345,560)	—	—	(7,449,105)	(7,794,665)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	(81,182)	(323,090)	(313,958)	(1,118,316)	(1,836,546)
Blackstone Funds Capital Commitments to Investee Funds (f)	(305,439)	—	—	—	(305,439)

Blackstone Operating Entities Contractual Obligations	$2,542,594	$1,229,537	$934,254	$5,140,404	$9,846,789

(a)	We lease our primary office space and certain office equipment under agreements that expire through 2030. In connection with certain office space lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Condensed Consolidated Statements of Financial Condition. The amounts are presented net of contractual sublease commitments.
(b)	Represents the principal amount due on the senior notes we issued. As of June 30, 2017, we had no outstanding borrowings under our revolver.
(c)	Represents interest to be paid over the maturity of our senior notes and borrowings under our revolving credit facility which has been calculated assuming no pre-payments are made and debt is held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.
(d)	These obligations are those of the Blackstone Funds including the consolidated CLO vehicles.
(e)

Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of June 30, 2017, at spreads to market rates pursuant to the financing agreements, and range from 0.6% to 9.4%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(f)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(g)	Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s IPO in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Condensed Consolidated Financial Statements and shown in Note 16. “Related Party Transactions” (see “Part I. Item 1. Financial Statements”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(h)	The total represents gross unrecognized tax benefits of $3.3 million and interest and penalties of $3.1 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $0.3 million and interest of $0.4 million; therefore, such amounts are not included in the above contractual obligations table.
(i)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

Blackstone and certain of its consolidated funds provide financial guarantees. The amounts and nature of these guarantees are described in Note 17. “Commitments and Contingencies – Contingencies – Guarantees” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of June 30, 2017.

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

As of June 30, 2017, the total clawback obligations were $2.2 million, of which $1.5 million related to Blackstone Holdings and $0.7 million related to current and former Blackstone personnel. If, at June 30, 2017, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Carried Interest subject to potential clawback would be $5.3 billion, on an after-tax basis where applicable, of which Blackstone Holdings is potentially liable for $4.9 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote. (See Note 16. “Related Party Transactions” and Note 17. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.)

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

On private equity, real estate, and certain of our hedge fund solutions and credit-focused funds:

•	0.28% to 2.00% of committed capital or invested capital during the investment period,

•	0.25% to 1.75% of invested capital or investment fair value subsequent to the investment period for private equity and real estate funds, and

•	0.75% to 1.50% of invested capital or net asset value subsequent to the investment period for certain of our hedge fund solutions and credit-focused funds.

On real estate and credit-focused funds structured like hedge funds:

•	0.50% to 1.50% of net asset value.

On credit-focused separately managed accounts:

•	0.35% to 1.50% of net asset value.

On real estate separately managed accounts:

•	0.50% to 2.00% of invested capital, net operating income or net asset value.

On funds of hedge funds and separately managed accounts invested in hedge funds:

•	0.50% to 1.25% of net asset value.

On CLO vehicles:

•	0.40% to 0.65% of the aggregate par amount of collateral assets, including principal cash.

On credit-focused registered and non-registered investment companies:

•	0.35% to 1.50% of total assets or net asset value.

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

The carrying value of goodwill was $1.7 billion as of June 30, 2017 and December 31, 2016. At June 30, 2017 and December 31, 2016, we determined that there was no evidence of goodwill impairment.

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

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the fair value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the six months ended June 30, 2017 and June 30, 2016, the percentages of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	Six Months Ended June 30,
	2017	2016
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	33%	34%

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of June 30, 2017 and June 30, 2016, we estimate that a 10% decline in fair value of the investments would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

	June 30,
	2017			2016
	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$90,486	$1,211,590	$173,568	$88,173	$1,298,199	$254,838

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Total Assets Under Management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	June 30, 2017
	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Private Equity	$50,666,469	71%
Real Estate	$70,135,546	83%
Credit	$55,375,900	54%

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of June 30, 2017 and June 30, 2016, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

	June 30,
	2017			2016
	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$10,790	$299,715	$29,360	$13,559	$269,818	$33,740

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of June 30, 2017 and June 30, 2016, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	June 30,
	2017	2016
	(Dollars in Thousands)
Annualized Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates	$28	$42

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

	June 30,
	2017			2016
	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets
	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$33,166	(a)	$23,769	$13,722	(a)	$16,498

(a)	As of June 30, 2017 and 2016, this represents 0.7% and 0.4% of our portfolio of liquid assets, respectively.

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

We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	June 30,
	2017	2016
	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$48,103	$24,320

(a)	As of June 30, 2017 and 2016, this represents 1.0% and 0.7% of our portfolio of liquid assets, respectively.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended June 30, 2017, no units were repurchased. As of June 30, 2017, the amount remaining available for repurchases was $335.8 million under this program. See “Part I. Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 14. Net Income Per Common Unit” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Liquidity” for further information regarding this unit repurchase program.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common units and Blackstone Holdings Partnership Units.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1+	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Real Estate Associates Europe V L.P., dated May 8, 2017 and deemed effective March 1, 2016 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-33551) filed with the SEC on May 9, 2017).

10.2*+	Amended and Restated Limited Liability Company Agreement of Blackstone CEMA L.L.C., dated February 9, 2016.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

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

Date: August 8, 2017

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C., its General Partner

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)