Form 10-Q
period 2017-09-30
Blackstone Group L.P.
filed 2017-11-07
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of November 1, 2017 was 630,715,641. The number of the Registrant’s non-voting common units representing limited partner interests outstanding as of November 1, 2017 was 20,891,886.

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

(b)	the net asset value of (1) our hedge funds, real estate debt carry funds, open ended core+ real estate fund, certain co-investments managed by us, and our Hedge Fund Solutions carry and drawdown funds (plus, in each case, the capital that we are entitled to call from investors in those funds, including commitments yet to commence their investment periods), and (2) our funds of hedge funds, our Hedge Fund Solutions registered investment companies, and our non-exchange traded REIT,

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

(c)	the remaining invested capital or fair value of assets held in co-investment vehicles managed by us on which we receive fees,

(d)	the net asset value of our funds of hedge funds, hedge funds, open ended core+ real estate fund, certain co-investments managed by us, certain registered investment companies, our non-exchange traded REIT, and certain of our Hedge Fund Solutions drawdown funds,

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

This report does not constitute an offer of any Blackstone Fund.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	September 30, 2017	December 31, 2016
Assets
Cash and Cash Equivalents	$1,315,687	$1,837,253
Cash Held by Blackstone Funds and Other	1,665,730	1,005,161
Investments (including assets pledged of $105,607 and $119,139 at September 30, 2017 and December 31, 2016, respectively)	22,385,192	17,694,975
Accounts Receivable	906,315	772,695
Reverse Repurchase Agreements	—	118,495
Due from Affiliates	2,026,751	1,442,378
Intangible Assets, Net	229,713	262,604
Goodwill	1,718,519	1,718,519
Other Assets	253,173	264,788
Deferred Tax Assets	1,260,907	1,286,469

Total Assets	$31,761,987	$26,403,337

Liabilities and Partners’ Capital
Loans Payable	$12,581,638	$8,866,366
Due to Affiliates	1,319,679	1,321,772
Accrued Compensation and Benefits	2,823,773	2,327,762
Securities Sold, Not Yet Purchased	105,517	215,398
Repurchase Agreements	74,728	75,324
Accounts Payable, Accrued Expenses and Other Liabilities	1,395,030	1,081,782

Total Liabilities	18,300,365	13,888,404

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	201,377	185,390

Partners’ Capital
The Blackstone Group L.P. Partners’ Capital
Partners’ Capital (common units: 657,637,533 issued and outstanding as of September 30, 2017; 643,459,542 issued and outstanding as of December 31, 2016)	6,620,434	6,523,929
Accumulated Other Comprehensive Loss	(34,421)	(62,887)

Total The Blackstone Group L.P. Partners’ Capital	6,586,013	6,461,042
Non-Controlling Interests in Consolidated Entities	3,174,680	2,428,964
Non-Controlling Interests in Blackstone Holdings	3,499,552	3,439,537

Total Partners’ Capital	13,260,245	12,329,543

Total Liabilities and Partners’ Capital	$31,761,987	$26,403,337

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

	September 30, 2017	December 31, 2016
Assets
Cash Held by Blackstone Funds and Other	$1,475,964	$740,760
Investments	10,261,638	6,459,355
Accounts Receivable	362,707	355,364
Due from Affiliates	27,709	21,300
Other Assets	4,048	2,602

Total Assets	$12,132,066	$7,579,381

Liabilities
Loans Payable	$9,070,061	$5,466,444
Due to Affiliates	75,696	72,609
Securities Sold, Not Yet Purchased	75,589	81,309
Repurchase Agreements	74,728	66,221
Accounts Payable, Accrued Expenses and Other Liabilities	959,576	545,481

Total Liabilities	$10,255,650	$6,232,064

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Management and Advisory Fees, Net	$680,641	$596,154	$2,009,369	$1,812,883

Performance Fees
Realized
Carried Interest	369,309	503,990	2,082,725	1,058,633
Incentive Fees	101,186	30,295	189,151	88,155
Unrealized
Carried Interest	432,590	106,202	343,104	242,080
Incentive Fees	(9,241)	30,545	98,403	45,900

Total Performance Fees	893,844	671,032	2,713,383	1,434,768

Investment Income
Realized	74,805	119,351	451,207	172,387
Unrealized	96,085	23,752	63,172	67,347

Total Investment Income	170,890	143,103	514,379	239,734

Interest and Dividend Revenue	36,974	21,819	99,172	67,180
Other	(35,572)	(423)	(99,448)	1,900

Total Revenues	1,746,777	1,431,685	5,236,855	3,556,465

Expenses
Compensation and Benefits
Compensation	359,209	329,634	1,078,001	1,031,061
Performance Fee Compensation
Realized
Carried Interest	134,014	168,427	695,494	314,511
Incentive Fees	46,823	15,436	91,056	44,810
Unrealized
Carried Interest	187,158	70,044	257,271	175,247
Incentive Fees	(7,094)	13,508	36,645	19,645

Total Compensation and Benefits	720,110	597,049	2,158,467	1,585,274
General, Administrative and Other	115,755	124,322	337,080	378,355
Interest Expense	41,545	37,278	122,880	111,512
Fund Expenses	26,350	15,128	100,095	28,949

Total Expenses	903,760	773,777	2,718,522	2,104,090

Other Income
Net Gains from Fund Investment Activities	63,448	61,395	239,634	111,240

Income Before Provision for Taxes	906,465	719,303	2,757,967	1,563,615
Provision for Taxes	59,512	27,714	146,557	84,275

Net Income	846,953	691,589	2,611,410	1,479,340
Net Income Attributable to Redeemable
Non-Controlling Interests in Consolidated Entities	3,215	10,764	6,206	2,314
Net Income Attributable to Non-Controlling
Interests in Consolidated Entities	113,446	82,653	365,075	187,468
Net Income Attributable to Non-Controlling
Interests in Blackstone Holdings	345,650	285,267	1,050,887	618,274

Net Income Attributable to The Blackstone Group L.P.	$384,642	$312,905	$1,189,242	$671,284

Net Income Per Common Unit
Common Units, Basic	$0.58	$0.48	$1.79	$1.04

Common Units, Diluted	$0.56	$0.47	$1.76	$1.01

Weighted-Average Common Units Outstanding
Common Units, Basic	667,384,727	650,917,510	664,331,632	647,595,189

Common Units, Diluted	1,200,502,292	1,195,805,315	1,200,092,676	1,194,862,252

Distributions Declared Per Common Unit	$0.54	$0.36	$1.88	$1.25

Revenues Earned from Affiliates
Management and Advisory Fees, Net	$35,928	$39,073	$100,376	$139,896

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$846,953	$691,589	$2,611,410	$1,479,340
Other Comprehensive Income, Net of Tax — Currency Translation Adjustment	26,761	1,138	73,354	12,982

Comprehensive Income	873,714	692,727	2,684,764	1,492,322
Less:
Comprehensive Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	3,215	10,764	6,206	2,314
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	127,149	85,375	409,963	195,401
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	345,650	285,267	1,050,887	618,274

Comprehensive Income Attributable to The Blackstone Group L.P.	$397,700	$311,321	$1,217,708	$676,333

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Accumulated Other Compre- hensive Income (Loss)	Total	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2016	643,459,542	$6,523,929	$(62,887)	$6,461,042	$2,428,964	$3,439,537	$12,329,543	$185,390
Net Income	—	1,189,242	—	1,189,242	365,075	1,050,887	2,605,204	6,206
Currency Translation Adjustment	—	—	28,466	28,466	44,888	—	73,354	—
Consolidation of a Fund Entity	—	—	—	—	387,006	—	387,006	—
Capital Contributions	—	—	—	—	507,001	—	507,001	30,294
Capital Distributions	—	(1,241,717)	—	(1,241,717)	(552,440)	(1,068,553)	(2,862,710)	(20,513)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(5,814)	—	(5,814)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	7,992	—	7,992	—	—	7,992	—
Equity-Based Compensation	—	135,292	—	135,292	—	112,109	247,401	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	6,985,219	(27,027)	—	(27,027)	—	(1,705)	(28,732)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(14,850)	—	(14,850)	—	14,850	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	7,192,772	47,573	—	47,573	—	(47,573)	—	—

Balance at September 30, 2017	657,637,533	$6,620,434	$(34,421)	$6,586,013	$3,174,680	$3,499,552	$13,260,245	$201,377

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

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net Income	$2,611,410	$1,479,340
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities
Blackstone Funds Related
Net Realized Gains on Investments	(2,833,208)	(1,368,591)
Change in Unrealized Gains on Investments	(71,122)	(153,931)
Non-Cash Performance Fees	(441,507)	(166,283)
Non-Cash Performance Fee Compensation	1,080,466	554,213
Equity-Based Compensation Expense	262,773	242,204
Amortization of Intangibles	32,891	67,328
Other Non-Cash Amounts Included in Net Income	209,605	53,920
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Held by Blackstone Funds and Other	(558,646)	(509,486)
Cash Relinquished in Deconsolidation and Liquidation of Fund Entity	(33,566)	—
Accounts Receivable	141,312	145,131
Reverse Repurchase Agreements	118,495	115,567
Due from Affiliates	(386,037)	21,484
Other Assets	237	(15,957)
Accrued Compensation and Benefits	(594,610)	(285,953)
Securities Sold, Not Yet Purchased	(112,921)	(7,253)
Accounts Payable, Accrued Expenses and Other Liabilities	(735,929)	(189,234)
Repurchase Agreements	(597)	21,153
Due to Affiliates	(15,433)	22,324
Investments Purchased	(12,853,487)	(4,511,740)
Cash Proceeds from Sale of Investments	12,375,565	5,148,058

Net Cash Provided by (Used in) Operating Activities	(1,804,309)	662,294

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(20,405)	(18,458)
Changes in Restricted Cash	11,442	5,843

Net Cash Used in Investing Activities	(8,963)	(12,615)

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2017	2016
Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	$(535,072)	$(325,865)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	528,175	248,665
Payments Under Tax Receivable Agreement	(59,667)	(78,985)
Net Settlement of Vested Common Units and Repurchase of Common and Blackstone Holdings Partnership Units	(28,732)	(26,462)
Proceeds from Loans Payable	3,846,577	1,302,353
Repayment and Repurchase of Loans Payable	(166,920)	(315,733)
Distributions to Unitholders	(2,310,270)	(1,509,081)

Net Cash Provided by (Used in) Financing Activities	1,274,091	(705,108)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	17,615	(13)

Net Decrease in Cash and Cash Equivalents	(521,566)	(55,442)
Cash and Cash Equivalents, Beginning of Period	1,837,253	1,837,324

Cash and Cash Equivalents, End of Period	$1,315,687	$1,781,882

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$133,535	$138,605

Payments for Income Taxes	$77,059	$52,029

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$1,746	$—

Non-Cash Distributions to Non-Controlling Interest Holders	$(37,881)	$—

Net Assets Related to the Consolidation of a Fund Entity	$387,006	$—

Transfer of Interests to Non-Controlling Interest Holders	$(5,814)	$(7,915)

Change in The Blackstone Group L.P.’s Ownership Interest	$(14,850)	$7,929

Net Settlement of Vested Common Units	$122,590	$100,301

Conversion of Blackstone Holdings Partnership Units to Common Units	$47,573	$46,100

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(53,151)	$(40,034)

Due to Affiliates	$45,159	$37,784

Partners’ Capital	$7,992	$2,250

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

The Partnership was formed as a Delaware limited partnership on March 12, 2007. The Partnership is managed and operated by its general partner, Blackstone Group Management L.L.C., which is in turn wholly owned by Blackstone’s senior managing directors and controlled by one of Blackstone’s founders, Stephen A. Schwarzman (the “Founder”). The activities of the Partnership are conducted through its holding partnerships: Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. (collectively, “Blackstone Holdings”, “Blackstone Holdings Partnerships” or the “Holding Partnerships”). The Partnership, through its wholly owned subsidiaries, is the sole general partner in each of these Holding Partnerships.

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

Blackstone has concluded that capital allocation-based Performance Fees (“Capital Allocation-Based Arrangements”) represent equity method investments that are not in the scope of the amended revenue recognition guidance. Therefore, effective January 1, 2018, Blackstone will amend the recognition and measurement of Capital Allocation-Based Arrangements. This accounting change will not change the timing or amount of revenue recognized related to Capital Allocation-Based Arrangements. These amounts are currently recognized within Realized and Unrealized Performance Fees — Carried Interest and Incentive Fees in the Condensed Consolidated Statements of Operations. Under the equity method of accounting Blackstone will recognize its allocations of Carried Interest or Incentive Fees within Investment Income along with the allocations proportionate to Blackstone’s ownership interests in the Blackstone Funds. Blackstone will apply a retrospective application and prior periods shall be restated. The impact of adoption is a reclassification of Carried Interest to Investment Income. This change will have no impact on Net Income Attributable to The Blackstone Group L.P. Blackstone has concluded that the majority of its Incentive Fees are not part of a Capital Allocation-Based Arrangement (“Contractual Incentive Fees”), and are within the scope of the amended revenue recognition guidance. This accounting change will delay recognition of Contractual Incentive Fees compared to our current accounting treatment, and it is not expected to have a material impact on Blackstone’s financial statements.

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

The guidance is effective for fiscal periods beginning after December 15, 2018. Early application is permitted. Blackstone is evaluating the impact of the amended guidance on the Condensed Consolidated Statement of Financial Condition. It is not expected to have a material impact on the Condensed Consolidated Statements of Operations or the Condensed Consolidated Statements of Cash Flows.

In November 2016, the FASB issued amended guidance on classification and presentation of restricted cash on the statement of cash flows. Under the new guidance, reporting entities are required to explain the changes in the combined total of restricted and unrestricted balances in the statement of cash flows. Therefore, amounts generally described as restricted cash or restricted cash equivalents (hereinafter referred to as “restricted cash”) should be combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statement of cash flows. Reporting entities will also be required to disclose how the statement of cash flows reconciles to the balance sheet in any situation in which the balance sheet includes more than one line item of cash, cash equivalents, and restricted cash. The new guidance should be applied for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period using a retrospective transition method to each period presented. Early application is permitted. The Partnership is currently evaluating the impact of this guidance on the financial statements.

3.	INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	September 30, 2017	December 31, 2016
Finite-Lived Intangible Assets/Contractual Rights	$1,400,876	$1,400,876
Accumulated Amortization	(1,171,163)	(1,138,272)

Intangible Assets, Net	$229,713	$262,604

Amortization expense associated with Blackstone’s intangible assets was $11.0 million and $32.9 million for the three and nine month periods ended September 30, 2017, respectively, and $21.7 million and $67.3 million for the three and nine month periods ended September 30, 2016, respectively.

Amortization of Intangible Assets held at September 30, 2017 is expected to be $43.9 million, $43.8 million, $43.8 million, $43.8 million, and $43.8 million for each of the years ending December 31, 2017, 2018, 2019, 2020 and 2021, respectively. Blackstone’s intangible assets as of September 30, 2017 are expected to amortize over a weighted-average period of 5.4 years.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

4.	INVESTMENTS

Investments consist of the following:

	September 30, 2017	December 31, 2016
Investments of Consolidated Blackstone Funds	$10,272,075	$6,480,674
Equity Method Investments	3,114,059	3,092,378
Corporate Treasury Investments	2,937,993	2,518,438
Performance Fees	5,761,285	5,320,994
Other Investments	299,780	282,491

	$22,385,192	$17,694,975

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $466.5 million and $384.4 million at September 30, 2017 and December 31, 2016, respectively.

Investments of Consolidated Blackstone Funds

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income – Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Realized Gains	$2,664	$52,046	$110,349	$62,993
Net Change in Unrealized Gains (Losses)	16,990	(26,764)	7,951	(35,112)

Realized and Net Change in Unrealized Gains from Consolidated Blackstone Funds	19,654	25,282	118,300	27,881
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	43,794	36,113	121,334	83,359

Other Income — Net Gains from Fund Investment Activities	$63,448	$61,395	$239,634	$111,240

Equity Method Investments

Blackstone’s equity method investments include its investments in private equity funds, real estate funds, funds of hedge funds and credit-focused funds and other proprietary investments, which are not consolidated but in which the Partnership exerts significant influence.

Blackstone evaluates each of its equity method investments to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the nine months ended September 30, 2017 and 2016, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.

The Partnership recognized net gains related to its equity method investments of $152.1 million and $50.6 million for the three months ended September 30, 2017 and 2016, respectively. The Partnership recognized

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

net gains related to its equity method investments of $444.7 million and $120.3 million for the nine months ended September 30, 2017 and 2016, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Realized Gains (Losses)	$7,424	$(3,159)	$3,995	$(12,404)
Net Change in Unrealized Gains	8,258	17,689	51,553	32,384

	$15,682	$14,530	$55,548	$19,980

Performance Fees

Performance Fees allocated to the general partner in respect of performance of certain carry funds, funds of hedge funds and credit-focused funds were as follows:

	Private	Real	Hedge Fund
	Equity	Estate	Solutions	Credit	Total
Performance Fees, December 31, 2016	$1,984,792	$2,970,448	$6,132	$359,622	$5,320,994
Performance Fees Allocated as a Result of Changes in Fund Fair Values	781,247	1,456,472	47,944	131,781	2,417,444
Foreign Exchange Gain	—	103,542	—	—	103,542
Fund Distributions	(936,507)	(1,108,704)	(4,760)	(30,724)	(2,080,695)

Performance Fees, September 30, 2017	$1,829,532	$3,421,758	$49,316	$460,679	$5,761,285

Other Investments

Other Investments consist primarily of proprietary investment securities held by Blackstone. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in other investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Realized Gains	$2,955	$83	$5,825	$4,560
Net Change in Unrealized Gains (Losses)	(1,783)	10,039	8,508	7,087

	$1,172	$10,122	$14,333	$11,647

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

5.	NET ASSET VALUE AS FAIR VALUE

A summary of fair value by strategy type alongside the remaining unfunded commitments and ability to redeem such investments as of September 30, 2017 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)		Redemption Notice Period
Diversified Instruments	$262,922	$133	(a	)	(a	)
Credit Driven	155,584	268	(b	)	(b	)
Equity	57,552	—	(c	)	(c	)
Commodities	1,981	—	(d	)	(d	)

	$478,039	$401

(a)	Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 3% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 97% of investments in this category are redeemable as of the reporting date.
(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 58% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 42% of investments in this category are redeemable as of the reporting date.
(c)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 100% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date.
(d)	The Commodities category includes investments in commodities-focused funds that primarily invest in futures and physical-based commodity driven strategies. Investments representing 100% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone uses foreign currency forward contracts to hedge portions of Blackstone’s net investments in foreign operations. The gains and losses due to change in fair value attributable to changes in spot exchange rates on foreign currency derivatives designated as net investment hedges were recognized in Other Comprehensive Income, Net of Tax — Currency Translation Adjustment. For the three months ended September 30, 2017 the resulting loss was $1.1 million. For the nine months ended September 30, 2017 the resulting loss was $6.3 million.

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

	September 30, 2017				December 31, 2016
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Net Investment Hedges
Foreign Currency Contracts	$53,837	$29	$287	$—	$—	$—	$51,267	$587

Freestanding Derivatives
Blackstone
Interest Rate Contracts	374,980	2,980	1,834,280	3,991	2,651,583	2,356	546,211	2,355
Foreign Currency Contracts	383,381	3,448	236,688	1,860	164,247	1,037	127,444	966
Credit Default Swaps	2,073	315	2,073	315	—	—	3,819	215
Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	594,214	38,292	92,298	1,356	254,162	25,050	136,025	3,903
Credit Default Swaps	25,170	3,410	42,036	4,908	—	—	113,057	3,350
Total Return Swaps	24,221	559	—	—	—	—	—	—
Equity Options	1	84	—	16	—	—	—	—

	1,404,040	49,088	2,207,375	12,446	3,069,992	28,443	926,556	10,789

	$1,457,877	$49,117	$2,207,662	$12,446	$3,069,992	$28,443	$977,823	$11,376

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Investment Hedges — Foreign Currency Contracts
Hedge Ineffectiveness	$(37)	$—	$(72)	$(128)

Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$(1,195)	$(3,493)	$(5,142)	$(10,305)
Foreign Currency Contracts	17,002	(4,704)	13,690	(9,424)
Credit Default Swaps	(1,964)	(241)	(3,622)	(4,790)
Total Return Swaps	293	—	293	—
Equity Options	(258)	—	(258)	—

	$13,878	$(8,438)	$4,961	$(24,519)

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	$(6,273)	$4,893	$(6,916)	$(2,349)
Foreign Currency Contracts	4,638	13,801	17,320	37,992
Credit Default Swaps	1,966	(719)	5,127	(4,201)
Total Return Swaps	(397)	—	(397)	—
Equity Options	38	—	38	—

	$(28)	$17,975	$15,172	$31,442

As of September 30, 2017 and December 31, 2016, the Partnership had not designated any derivatives as cash flow hedges.

7.	FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	September 30, 2017	December 31, 2016
Assets
Loans and Receivables	$371,732	$211,359
Equity and Preferred Securities	473,270	444,713
Debt Securities	380,556	—
Assets of Consolidated CLO Vehicles
Corporate Loans	8,270,151	4,762,071
Corporate Bonds	601,756	710,947
Other	500	—

	$10,097,965	$6,129,090

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$8,580,092	$5,125,804
Subordinated Notes
Loans Payable	487,160	337,846
Due to Affiliates	41,189	7,748

	$9,108,441	$5,471,398

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables present the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Three Months Ended September 30,
	2017		2016
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$—	$—	$298
Equity and Preferred Securities	18	3,599	27	10,200
Debt Securities	3,171	(1,425)	—	(281)
Assets of Consolidated CLO Vehicles
Corporate Loans	(4,358)	(29,172)	16,672	33,071
Corporate Bonds	326	(12,732)	(662)	7,491
Other	—	356	(2,643)	—

	$(843)	$(39,374)	$13,394	$50,779

Liabilities
Liabilities of Consolidated CLO Vehicles
Subordinated Notes	$—	$39,007	$—	$(56,690)

	Nine Months Ended September 30,
	2017		2016
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$7,418	$—	$(2,395)
Equity and Preferred Securities	19	23,824	(266)	11,624
Debt Securities	3,515	(3,300)	—	(1,335)
Assets of Consolidated CLO Vehicles
Corporate Loans	(2,778)	(16,974)	(12,288)	70,592
Corporate Bonds	8,011	(19,477)	(225)	6,548
Other	—	500	(2,377)	—

	$8,767	$(8,009)	$(15,156)	$85,034

Liabilities
Liabilities of Consolidated CLO Vehicles —
Subordinated Notes	$—	$71,719	$—	$(58,558)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents information for those financial instruments for which the fair value option was elected:

	September 30, 2017			December 31, 2016
		For Financial Assets Past Due (a)			For Financial Assets Past Due (a)
	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess of Fair Value Over Principal	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess of Fair Value Over Principal
Loans and Receivables	$1,501	$—	$—	$(6,476)	$—	$—
Debt Securities	(930)	—	—	—	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	(31,386)	—	—	2,616	—	—
Corporate Bonds	(6,387)	—	—	7,259	—	—

	$(37,202)	$—	$—	$3,399	$—	$—

(a)	Corporate Loans and Corporate Bonds within CLO assets are classified as past due if contractual payments are more than one day past due.

As of September 30, 2017 and December 31, 2016, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status. As of September 30, 2017 and December 31, 2016, no Corporate Bonds included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual status.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy:

	September 30, 2017
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents — Money Market Funds	$431,772	$—	$—	$—	$431,772

Investments
Investments of Consolidated Blackstone Funds (a)
Investment Funds	—	—	—	149,238	149,238
Equity Securities	62,396	44,142	127,408	—	233,946
Partnership and LLC Interests	3,974	1,741	356,324	—	362,039
Debt Instruments	—	562,974	49,126	—	612,100
Freestanding Derivatives
Credit Default Swaps	—	3,410	—	—	3,410
Total Return Swaps	—	559	—	—	559
Equity Options	—	84	—	—	84
Assets of Consolidated CLO Vehicles
Corporate Loans	—	7,831,754	438,397	—	8,270,151
Corporate Bonds	—	601,756	—	—	601,756
Freestanding Derivatives — Foreign Currency Contracts	—	38,292	—	—	38,292
Other	—	—	500	—	500

Total Investments of Consolidated Blackstone Funds	66,370	9,084,712	971,755	149,238	10,272,075

Corporate Treasury Investments
Equity Securities	300,884	—	—	—	300,884
Debt Instruments	—	2,302,498	25,735	—	2,328,233
Other	—	—	—	308,876	308,876

Total Corporate Treasury Investments	300,884	2,302,498	25,735	308,876	2,937,993

Other Investments	172,761	12,613	94,481	19,925	299,780

Total Investments	540,015	11,399,823	1,091,971	478,039	13,509,848

Accounts Receivable — Loans and Receivables	—	—	371,732	—	371,732

Other Assets
Freestanding Derivatives
Interest Rate Contracts	1,762	1,218	—	—	2,980
Foreign Currency Contracts	—	3,448	—	—	3,448
Credit Default Swaps	—	315	—	—	315

Total Freestanding Derivatives	1,762	4,981	—	—	6,743
Net Investment Hedges — Foreign Currency Contracts	—	29	—	—	29

Total Other Assets	1,762	5,010	—	—	6,772

	$973,549	$11,404,833	$1,463,703	$478,039	$14,320,124

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	September 30, 2017
	Level I	Level II	Level III	Total
Liabilities
Loans Payable — Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	$—	$8,580,092	$—	$8,580,092
Subordinated Notes (b)	—	487,160	—	487,160

Total Loans Payable	—	9,067,252	—	9,067,252

Due to Affiliates — Liabilities of Consolidated CLO Vehicles (a)
Subordinated Notes (b)	—	41,189	—	41,189

Total Due to Affiliates	—	41,189	—	41,189

Securities Sold, Not Yet Purchased	—	105,517	—	105,517

Accounts Payable, Accrued Expenses and Other Liabilities
Liabilities of Consolidated Blackstone Funds — Freestanding Derivatives (a)
Foreign Currency Contracts	—	1,356	—	1,356
Credit Default Swaps	—	4,908	—	4,908
Equity Options	—	16	—	16

Total Liabilities of Consolidated Blackstone Funds	—	6,280	—	6,280

Freestanding Derivatives
Interest Rate Contracts	608	3,383	—	3,991
Foreign Currency Contracts	—	1,860	—	1,860
Credit Default Swaps	—	315	—	315

Total Freestanding Derivatives	608	5,558	—	6,166

Total Accounts Payable, Accrued Expenses and Other Liabilities	608	11,838	—	12,446

	$608	$9,225,796	$—	$9,226,404

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

The following table summarizes the fair value transfers between Level I and Level II for positions that existed as of September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Transfers from Level I into Level II (a)	$177	$—	$938	$2,114
Transfers from Level II into Level I (b)	$—	$—	$—	$28,346

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(a)	Transfers out of Level I represent those financial instruments for which restrictions exist and adjustments were made to an otherwise observable price to reflect fair value at the reporting date.
(b)	Transfers into Level I represent those financial instruments for which an unadjusted quoted price in an active market became available for the identical asset.

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of September 30, 2017:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities	$82,674	Discounted Cash Flows	Discount Rate	7.3% - 31.6%	12.6%
			Revenue CAGR	1.0% - 31.3%	7.2%
			Exit Capitalization Rate	5.3% - 11.4%	8.4%
			Exit Multiple - EBITDA	4.0x - 17.1x	10.0x
			Exit Multiple - NOI	8.8x - 12.5x	10.1x
			Exit Multiple - P/E	9.5x - 17.0x	11.2x
	3,400	Market Comparable Companies	Book Value Multiple	0.8x - 0.9x	0.9x
			Exit Multiple - EBITDA	8.0x	N/A
	18,860	Other	N/A	N/A	N/A
	20,892	Transaction Price	N/A	N/A	N/A
	1,582	Third Party Pricing	N/A	N/A	N/A
Partnership and LLC Interests	311,489	Discounted Cash Flows	Discount Rate	4.6% - 25.3%	9.3%
			Revenue CAGR	-7.4% - 89.3%	5.5%
			Exit Capitalization Rate	1.6% - 11.8%	5.8%
			Exit Multiple - EBITDA	7.0x - 15.4x	9.7x
			Exit Multiple - NOI	12.5x	N/A
	530	Market Comparable Companies	Book Value Multiple	1.0x	N/A
	22,619	Other	N/A	N/A	N/A
	265	Third Party Pricing	N/A	N/A	N/A
	21,421	Transaction Price	N/A	N/A	N/A
Debt Instruments	8,562	Discounted Cash Flows	Discount Rate	6.6% - 18.4%	10.2%
			Revenue CAGR	-13.4% - 5.1%	-2.7%
			Exit Capitalization Rate	3.1% - 8.3%	6.0%
			Exit Multiple - NOI	12.0x	N/A
	39,279	Third Party Pricing	N/A	N/A	N/A
	1,285	Transaction Price	N/A	N/A	N/A
Assets of Consolidated CLO Vehicles	438,897	Third Party Pricing	N/A	N/A	N/A

Total Investments of Consolidated Blackstone Funds	971,755

continued …

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Corporate Treasury Investments	$6,503	Discounted Cash Flows	Discount Rate	5.7% - 6.3%	5.9%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	30.0% - 70.0%	69.2%
			Reinvestment Rate	LIBOR + 400 bps	N/A
	15,982	Third Party Pricing	N/A	N/A	N/A
	3,250	Transaction Price	N/A	N/A	N/A

Loans and Receivables	337,037	Discounted Cash Flows	Discount Rate	7.0% - 13.0%	9.8%
	34,695	Transaction Price	N/A	N/A	N/A

Other Investments	64,908	Discounted Cash Flows	Discount Rate	0.9% - 18.2%	2.6%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	70.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps -	LIBOR + 401
				LIBOR + 413 bps	bps
	29,573	Transaction Price	N/A	N/A	N/A

	$1,463,703

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2016:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities	$58,826	Discounted Cash Flows	Discount Rate	7.3% - 28.7%	12.7%
			Revenue CAGR	-0.2% - 20.1%	6.3%
			Exit Capitalization Rate	5.0% - 11.4%	8.5%
			Exit Multiple - EBITDA	4.0x - 20.0x	10.0x
			Exit Multiple - P/E	10.5x - 17.0x	11.0x
	2,032	Market Comparable Companies	Book Value Multiple	0.9x	N/A
	22,843	Other	N/A	N/A	N/A
	9,956	Transaction Price	N/A	N/A	N/A
Partnership and LLC Interests	303,281	Discounted Cash Flows	Discount Rate	3.4% - 27.6%	9.4%
			Revenue CAGR	-27.1% - 47.3%	7.2%
			Exit Capitalization Rate	3.0% - 11.0%	6.0%
			Exit Multiple - EBITDA	3.9x - 18.3x	10.5x
			Exit Multiple - P/E	9.3x	N/A
	13,945	Market Comparable Companies	Capitalization Rate	5.0% - 5.6%	5.2%
	12,916	Other	N/A	N/A	N/A
	1,238	Third Party Pricing	N/A	N/A	N/A
	5,850	Transaction Price	N/A	N/A	N/A
Debt Instruments	5,002	Discounted Cash Flows	Discount Rate	8.3% - 20.0%	12.9%
			Revenue CAGR	4.8% - 70.8%	33.8%
			Exit Capitalization Rate	4.7% - 8.3%	7.5%
			Exit Multiple - EBITDA	9.6x - 12.0x	11.0x
	2,227	Third Party Pricing	N/A	N/A	N/A
	93	Transaction Price	N/A	N/A	N/A
Assets of Consolidated CLO Vehicles	13,723	Market Comparable Companies	EBITDA Multiple	9.6x	N/A
	233,941	Third Party Pricing	N/A	N/A	N/A

Total Investments of Consolidated Blackstone Funds	685,873

Corporate Treasury Investments	9,783	Discounted Cash Flows	Discount Rate	6.1% - 10.0%	7.1%
			Default Rate	1.0% - 2.0%	1.8%
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	18.5% - 76.5%	66.4%
			Reinvestment Rate	LIBOR + 350 bps -	LIBOR
				LIBOR + 400 bps	+ 390 bps
	20,641	Third Party Pricing	N/A	N/A	N/A
Loans and Receivables	211,359	Discounted Cash Flows	Discount Rate	12.0% - 16.4%	13.3%
Other Investments	78,619	Discounted Cash Flows	Discount Rate	1.2% - 15.0%	3.1%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	70.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
	21,545	Transaction Price	N/A	N/A	N/A

	$1,027,820

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

N/A	Not applicable.
CAGR	Compound annual growth rate.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA, forward EBITDA and price/earnings exit multiples.
NOI	Net operating income.
P/E	Price-earnings ratio.
Third Party Pricing	Third Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.
Transaction Price	Includes recent acquisitions or transactions.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Income (Loss) or Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations.

	Level III Financial Assets at Fair Value Three Months Ended September 30,
	2017				2016
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total
Balance, Beginning of Period	$715,744	$306,279	$115,689	$1,137,712	$706,432	$207,519	$128,054	$1,042,005
Transfer In to Level III (b)	145,810	—	5,859	151,669	50,836	—	5,188	56,024
Transfer Out of Level III (b)	(62,821)	—	(721)	(63,542)	(41,852)	—	(5,917)	(47,769)
Purchases	300,037	241,006	3,250	544,293	174,939	44,988	12,454	232,381
Sales	(154,131)	(174,814)	(6,723)	(335,668)	(151,701)	(175,914)	(284)	(327,899)
Settlements	—	(4,469)	(370)	(4,839)	—	(2,983)	(140)	(3,123)
Changes in Gains (Losses) Included in Earnings and Other Comprehensive Income (Loss)	27,116	3,730	3,232	34,078	22,336	2,291	3,370	27,997

Balance, End of Period	$971,755	$371,732	$120,216	$1,463,703	$760,990	$75,901	$142,725	$979,616

Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	$20,207	$3,730	$(446)	$23,491	$(16,130)	$2,292	$2,627	$(11,211)

	Level III Financial Assets at Fair Value Nine Months Ended September 30,
	2017				2016
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total
Balance, Beginning of Period	$685,873	$211,359	$130,588	$1,027,820	$774,392	$261,994	$155,841	$1,192,227
Transfer In Due to Consolidation and Acquisition	34,651	—	—	34,651	—	—	—	—
Transfer Out Due to Deconsolidation	(38,629)	—	—	(38,629)	—	—	—	—
Transfer In to Level III (b)	99,042	—	22,254	121,296	76,564	—	14,515	91,079
Transfer Out of Level III (b)	(138,299)	—	(18,732)	(157,031)	(80,550)	—	(16,121)	(96,671)
Purchases	584,519	578,711	24,853	1,188,083	266,229	348,645	19,427	634,301
Sales	(319,350)	(426,315)	(50,769)	(796,434)	(305,502)	(531,165)	(30,975)	(867,642)
Settlements	—	(8,362)	(1,463)	(9,825)	—	(8,157)	(394)	(8,551)
Changes in Gains (Losses) Included in Earnings and Other Comprehensive Income (Loss)	63,948	16,339	13,485	93,772	29,857	4,584	432	34,873

Balance, End of Period	$971,755	$371,732	$120,216	$1,463,703	$760,990	$75,901	$142,725	$979,616

Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	$19,854	$16,340	$16	$36,210	$(32,299)	$4,626	$2,581	$(25,092)

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(a)	Represents corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.

There were no Level III financial liabilities as of and for the three and nine months ended September 30, 2017 and 2016.

9.	VARIABLE INTEREST ENTITIES

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

	September 30, 2017	December 31, 2016
Cash Held by Blackstone Funds and Other	$42,795	$—
Investments	776,135	644,546
Accounts Receivable	19,836	12,308
Due from Affiliates	53,358	35,099

Total VIE Assets	892,124	691,953
Due to Affiliates	131	577
Accounts Payable, Accrued Expenses and Other Liabilities	100	38
Potential Clawback Obligation	96,691	81,936

Maximum Exposure to Loss	$989,046	$774,504

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

10.	REVERSE REPURCHASE AND REPURCHASE AGREEMENTS

At September 30, 2017, the Partnership pledged securities with a carrying value of $105.6 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

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

The following tables provide information regarding the Partnership’s Repurchase Agreements obligation by type of collateral pledged:

	September 30, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$12,033	$31,834	$30,861	$74,728

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$74,728

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
U.S. Treasury and Agency Securities	$7,034	$—	$—	$—	$7,034
Asset-Backed Securities	—	12,805	30,796	24,689	68,290

	$7,034	$12,805	$30,796	$24,689	$75,324

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$75,324

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

11.	OFFSETTING OF ASSETS AND LIABILITIES

The following tables present the offsetting of assets and liabilities as of September 30, 2017:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Received	Net Amount
Assets
Net Investment Hedges	$29	$—	$—	$29
Freestanding Derivatives	10,796	2,464	—	8,332

	$10,825	$2,464	$—	$8,361

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities
Freestanding Derivatives	$11,803	$2,464	$8,503	$836
Repurchase Agreements	74,728	74,728	—	—

	$86,531	$77,192	$8,503	$836

The following tables present the offsetting of assets and liabilities as of December 31, 2016:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$5,720	$1,064	$2,892	$1,764
Reverse Repurchase Agreements	118,495	117,775	—	720

	$124,215	$118,839	$2,892	$2,484

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities
Net Investment Hedges	$587	$—	$—	$587
Freestanding Derivatives	6,886	1,064	5,638	184
Repurchase Agreements	75,324	72,195	3,129	—

	$82,797	$73,259	$8,767	$771

Reverse Repurchase Agreements and Repurchase Agreements are presented separately on the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	September 30, 2017	December 31, 2016
Furniture, Equipment and Leasehold Improvements, Net	$128,910	$126,784
Prepaid Expenses	90,779	96,888
Other Assets	26,712	37,723
Freestanding Derivatives	6,743	3,393
Net Investment Hedges	29	—

	$253,173	$264,788

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition and are not a significant component thereof.

Notional Pooling Arrangement

Blackstone has a notional cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of September 30, 2017, the aggregate cash balance on deposit relating to the cash pooling arrangement was $1.3 billion, which was offset with an accompanying overdraft of $1.3 billion.

12.	BORROWINGS

On September 25, 2017, Blackstone, through its indirect subsidiary Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), commenced a cash tender offer for any and all of its 6.625% senior notes maturing on August 15, 2019 (the “2019 Notes”). On September 29, 2017, the cash tender offer expired and $259.7 million aggregate principal amount of the 2019 Notes were validly tendered. Payment for the tendered notes was made on October 4, 2017. Accordingly, the tendered notes remained outstanding as of September 30, 2017 and are included in these condensed consolidated financial statements. On November 1, 2017, in accordance with the make-whole provision under the indenture governing the 2019 Notes, Blackstone redeemed the remainder of the 2019 Notes that were not tendered.

On October 2, 2017, the Issuer issued $300 million aggregate principal amount of senior notes maturing October 2, 2027 (the “2027 Notes”) and $300 million aggregate principal amount of senior notes maturing October 2, 2047 (the “2047 Notes”). The 2027 Notes have an interest rate of 3.150% per annum, accruing from October 2, 2017. The 2047 Notes have an interest rate of 4.000% per annum, accruing from October 2, 2017. Interest on the 2027 Notes and 2047 Notes is payable semi-annually in arrears on October 2 and April 2 of each year, commencing on April 2, 2018. The 2027 Notes and 2047 Notes are unsecured and unsubordinated obligations of the Issuer. The 2027 Notes and 2047 Notes are fully and unconditionally guaranteed, jointly and severally, by the Partnership and its indirect subsidiaries, Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. (the “Guarantors”). The guarantees are unsecured and unsubordinated obligations of the Guarantors. Transaction costs related to the issuance of the 2027 Notes and 2047 Notes have been capitalized and are being amortized over the life of the 2027 Notes and 2047 Notes. The 2027 Notes and 2047 Notes are not included in the September 30, 2017 Condensed Consolidated Statement of Financial Condition.

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

	September 30, 2017		December 31, 2016
Senior Notes	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
6.625%, Due 8/15/2019 (b)	$601,028	$632,502	$607,121	$648,765
5.875%, Due 3/15/2021	398,409	443,440	398,105	447,600
4.750%, Due 2/15/2023	393,887	438,920	393,158	426,520
6.250%, Due 8/15/2042	237,971	319,050	237,830	285,450
5.000%, Due 6/15/2044	488,485	556,950	488,337	497,200
4.450%, Due 7/15/2045	343,897	359,625	343,816	322,525
2.000%, Due 5/19/2025	349,985	375,650	310,805	331,096
1.000%, Due 10/5/2026	697,915	683,393	620,750	598,270

	$3,511,577	$3,809,530	$3,399,922	$3,557,426

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
(b)	The carrying and fair values are determined using the original $600 million par amount less $15 million attributable to these notes which were acquired but not retired by Blackstone during 2012.

Included within Loans Payable and Due to Affiliates within the Condensed Consolidated Statements of Financial Condition are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. Borrowings through the consolidated CLO vehicles consisted of the following:

	September 30, 2017				December 31, 2016
	Borrowing Outstanding	Weighted- Average Interest Rate		Weighted- Average Remaining Maturity in Years	Borrowing Outstanding	Weighted- Average Interest Rate	Weighted- Average Remaining Maturity in Years
Senior Secured Notes	$8,712,030	2.22%		5.2	$5,124,241	2.17%	5.4
Subordinated Notes	646,059	(a	)	N/A	382,735	(a)	N/A

	$9,358,089				$5,506,976

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

Senior Secured Notes and Subordinated Notes comprise the following amounts:

	September 30, 2017			December 31, 2016
	Fair Value	Amounts Due to Non- Consolidated Affiliates		Fair Value	Amounts Due to Non- Consolidated Affiliates
		Borrowing Outstanding	Fair Value		Borrowing Outstanding	Fair Value
Senior Secured Notes	$8,580,092	$—	$—	$5,125,804	$—	$—
Subordinated Notes	528,349	53,400	41,189	345,594	10,000	7,748

	$9,108,441	$53,400	$41,189	$5,471,398	$10,000	$7,748

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of September 30, 2017 and December 31, 2016, the fair value of the consolidated CLO assets was $10.5 billion and $6.4 billion, respectively. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities.

Scheduled principal payments for borrowings as of September 30, 2017 were as follows:

	Operating Borrowings	Blackstone Fund Facilities/CLO Vehicles	Total Borrowings
2017	$—	$149,309	$149,309
2018	—	—	—
2019	585,000	—	585,000
2020	—	531,630	531,630
2021	400,000	—	400,000
Thereafter	2,563,260	8,679,959	11,243,219

	$3,548,260	$9,360,898	$12,909,158

13.	INCOME TAXES

Blackstone’s effective tax rate was 6.6% and 3.9% for the three months ended September 30, 2017 and 2016, respectively, and 5.3% and 5.4% for the nine months ended September 30, 2017 and 2016, respectively. Blackstone’s income tax provision was $59.5 million and $27.7 million for the three months ended September 30, 2017 and 2016, respectively, and $146.6 million and $84.3 million for the nine months ended September 30, 2017 and 2016, respectively.

The Blackstone Group L.P. and certain of its subsidiaries operate in the U.S. as partnerships for income tax purposes (partnerships generally are not subject to federal income taxes) and generally as corporate entities in non-U.S. jurisdictions. Blackstone’s effective tax rate for the three and nine months ended September 30, 2017 and 2016 was substantially due to the fact that certain corporate subsidiaries are subject to federal, state, local and foreign income taxes (as applicable) and other subsidiaries are subject to New York City unincorporated business taxes.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

14.	NET INCOME PER COMMON UNIT

Basic and diluted net income per common unit for the three and nine months ended September 30, 2017 and September 30, 2016 was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income for Per Common Unit Calculation
Net Income Attributable to The Blackstone Group L.P., Basic	$384,642	$312,905	$1,189,242	$671,284
Incremental Net Income from Assumed Exchange of Blackstone Holdings Partnership Units	289,134	246,086	924,406	532,116

Net Income Attributable to The Blackstone Group L.P., Diluted	$673,776	$558,991	$2,113,648	$1,203,400

Units Outstanding
Weighted-Average Common Units Outstanding, Basic	667,384,727	650,917,510	664,331,632	647,595,189
Weighted-Average Unvested Deferred Restricted Common Units	663,474	1,495,331	823,877	1,379,168
Weighted-Average Blackstone Holdings Partnership Units	532,454,091	543,392,474	534,937,167	545,887,895

Weighted-Average Common Units Outstanding, Diluted	1,200,502,292	1,195,805,315	1,200,092,676	1,194,862,252

Net Income Per Common Unit, Basic	$0.58	$0.48	$1.79	$1.04

Net Income Per Common Unit, Diluted	$0.56	$0.47	$1.76	$1.01

Distributions Declared Per Common Unit (a)	$0.54	$0.36	$1.88	$1.25

(a)	Distributions declared reflects the calendar date of the declaration for each distribution.

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

During the nine months ended September 30, 2017 and 2016, no units were repurchased. As of September 30, 2017, the amount remaining available for repurchases under this program was $335.8 million.

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

For the three and nine months ended September 30, 2017, the Partnership recorded compensation expense of $83.0 million and $262.8 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $16.9 million and $53.7 million, respectively. For the three and nine months ended September 30, 2016, the Partnership recorded compensation expense of $78.1 million and $242.2 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $8.2 million and $24.8 million, respectively. As of September 30, 2017, there was $800.2 million of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 4.2 years.

Total vested and unvested outstanding units, including Blackstone common units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,200,789,318 as of September 30, 2017. Total outstanding unvested phantom units were 46,941 as of September 30, 2017.

A summary of the status of the Partnership’s unvested equity-based awards as of September 30, 2017 and of changes during the period January 1, 2017 through September 30, 2017 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2016	34,568,726	$33.58	12,206,016	$24.65	40,460	$28.14
Granted	2,380,539	32.87	3,390,206	29.47	12,214	30.79
Vested	(5,334,789)	27.10	(6,094,335)	20.12	(3,080)	30.16
Forfeited	(318,879)	25.28	(294,728)	29.31	(3,770)	33.32

Balance, September 30, 2017	31,295,597	$35.31	9,207,159	$29.99	45,824	$31.78

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Units Expected to Vest

The following unvested units, after expected forfeitures, as of September 30, 2017, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	26,297,212	3.9
Deferred Restricted Blackstone Common Units	7,701,863	2.2

Total Equity-Based Awards	33,999,075	3.5

Phantom Units	35,368	3.1

16.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Due from Affiliates and Due to Affiliates consisted of the following:

	September 30, 2017	December 31, 2016
Due from Affiliates
Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees Principally for Investments in Blackstone Funds	$393,525	$342,943
Amounts Due from Portfolio Companies and Funds	646,252	456,469
Management and Performance Fees Due from Non-Consolidated Funds	632,445	445,280
Payments Made on Behalf of Non-Consolidated Entities	345,704	196,134
Investments Redeemed in Non-Consolidated Funds of Hedge Funds	7,713	1,552
Accrual for Potential Clawback of Previously Distributed Carried Interest	1,112	—

	$2,026,751	$1,442,378

	September 30, 2017	December 31, 2016
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,175,223	$1,186,145
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	53,421	28,012
Distributions Received on Behalf of Blackstone Entities	6,473	80,034
Payments Made by Non-Consolidated Entities	41,202	19,833
Due to Note Holders of Consolidated CLO Vehicles	41,189	7,748
Accrual for Potential Repayment of Previously Received Performance Fees	2,171	—

	$1,319,679	$1,321,772

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties

The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of September 30, 2017

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

and December 31, 2016, such investments aggregated $834.4 million and $740.3 million, respectively. Their share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $32.6 million and $24.5 million for the three months ended September 30, 2017 and 2016, respectively, and $83.1 million and $53.0 million for the nine months ended September 30, 2017 and 2016, respectively.

Revenues Earned from Affiliates

Management and Advisory Fees, Net earned from affiliates totaled $35.9 million and $39.1 million for the three months ended September 30, 2017 and 2016, respectively. Management and Advisory Fees, Net earned from affiliates totaled $100.4 million and $139.9 million for the nine months ended September 30, 2017 and 2016, respectively. Fees relate primarily to transaction and monitoring fees which are negotiated in the ordinary course of fundraising and investment activities.

Loans to Affiliates

Loans to affiliates consist of interest bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $1.1 million and $0.6 million for the three months ended September 30, 2017 and 2016, respectively, and $2.4 million and $0.9 million for the nine months ended September 30, 2017 and 2016, respectively.

Contingent Repayment Guarantee

Blackstone and its personnel who have received carried interest distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess carried interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Fees represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of September 30, 2017. See Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.

Aircraft and Other Services

In the normal course of business, Blackstone personnel make use of aircraft owned as personal assets by Stephen A. Schwarzman; an aircraft owned jointly as a personal asset by Hamilton E. James, Blackstone’s President and Chief Operating Officer, and a Director of Blackstone, and another senior managing director; an aircraft owned as a personal asset by Jonathan D. Gray, Blackstone’s Global Head of Real Estate and a Director of Blackstone; and an aircraft owned jointly as a personal asset by Bennett J. Goodman, Co-Founder of GSO Capital and a Director of Blackstone, and another senior managing director (each such aircraft, “Personal Aircraft”). Mr. Schwarzman paid for his purchases of his Personal Aircraft himself. Mr. James paid for his interest in his jointly owned Personal Aircraft. Mr. Goodman paid for his interest in his jointly owned Personal Aircraft. Mr. Gray paid for his purchase of his Personal Aircraft himself. Mr. Schwarzman, Mr. James, Mr. Goodman and Mr. Gray respectively bear operating, personnel and maintenance costs associated with the operation of such Personal Aircraft. Payment by Blackstone for the use of the Personal Aircraft by Blackstone employees is made based on market rates.

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

Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.2 billion over the next 15 years. The after-tax net present value of these estimated payments totals $397.3 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

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

Commitments

Investment Commitments

Blackstone had $2.7 billion of investment commitments as of September 30, 2017 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $644.5 million as of September 30, 2017 which includes $150.9 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $3.5 million as of September 30, 2017.

The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to Blackstone Group International Partners LLP. The amount guaranteed as of September 30, 2017 was $175.2 million.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the clawback obligations by segment:

	September 30, 2017			December 31, 2016
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Credit	$1,059	$1,112	$2,171	$—	$—	$—

For Private Equity, Real Estate, and certain Credit Funds, a portion of the carried interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At September 30, 2017, $585.6 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

In the Credit segment, payment of carried interest to the Partnership by the majority of the stressed/distressed, mezzanine and event-driven credit strategies funds are substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.

If, at September 30, 2017, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Carried Interest subject to potential clawback would be $5.4 billion, on an after-tax basis where applicable, of which Blackstone Holdings is potentially liable for $5.0 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables present the financial data for Blackstone’s four segments for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$182,108	$224,048	$129,410	$134,336	$669,902
Transaction, Advisory and Other Fees, Net	10,269	20,616	48	1,362	32,295
Management Fee Offsets	(1,088)	(4,232)	(28)	(4,867)	(10,215)

Total Management and Advisory Fees, Net	191,289	240,432	129,430	130,831	691,982

Performance Fees
Realized
Carried Interest	101,918	261,122	—	6,269	369,309
Incentive Fees	—	50,588	14,217	36,393	101,198
Unrealized
Carried Interest	80,003	292,544	635	59,415	432,597
Incentive Fees	—	(21,977)	29,349	(15,844)	(8,472)

Total Performance Fees	181,921	582,277	44,201	86,233	894,632

Investment Income (Loss)
Realized	7,077	44,449	1,316	7,346	60,188
Unrealized	17,440	(8,319)	12,723	(4,460)	17,384

Total Investment Income	24,517	36,130	14,039	2,886	77,572
Interest and Dividend Revenue	15,089	24,283	10,594	14,132	64,098
Other	(8,346)	(13,108)	(5,859)	(6,831)	(34,144)

Total Revenues	404,470	870,014	192,405	227,251	1,694,140

Expenses
Compensation and Benefits Compensation	96,409	105,753	44,347	56,289	302,798
Performance Fee Compensation
Realized
Carried Interest	48,019	84,192	—	1,803	134,014
Incentive Fees	—	21,887	6,884	18,052	46,823
Unrealized
Carried Interest	45,484	113,731	216	27,727	187,158
Incentive Fees	—	(10,005)	10,397	(7,486)	(7,094)

Total Compensation and Benefits	189,912	315,558	61,844	96,385	663,699
Other Operating Expenses	49,773	58,012	29,047	36,747	173,579

Total Expenses	239,685	373,570	90,891	133,132	837,278

Economic Income	$164,785	$496,444	$101,514	$94,119	$856,862

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended September 30, 2016
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$131,708	$197,629	$130,305	$133,867	$593,509
Transaction, Advisory and Other Fees, Net	12,892	14,190	116	1,823	29,021
Management Fee Offsets	(12,917)	(842)	—	(7,091)	(20,850)

Total Management and Advisory Fees, Net	131,683	210,977	130,421	128,599	601,680

Performance Fees
Realized
Carried Interest	26,398	461,980	—	15,644	504,022
Incentive Fees	—	3,857	4,572	21,866	30,295
Unrealized
Carried Interest	144,597	(113,449)	(84)	75,093	106,157
Incentive Fees	—	14,445	12,038	5,689	32,172

Total Performance Fees	170,995	366,833	16,526	118,292	672,646

Investment Income (Loss)
Realized	15,469	46,704	(1,211)	(328)	60,634
Unrealized	8,884	(6,725)	12,219	12,875	27,253

Total Investment Income	24,353	39,979	11,008	12,547	87,887
Interest and Dividend Revenue	9,160	12,460	4,692	6,769	33,081
Other	411	(548)	(260)	(28)	(425)

Total Revenues	336,602	629,701	162,387	266,179	1,394,869

Expenses
Compensation and Benefits Compensation	73,889	99,886	47,206	47,614	268,595
Performance Fee Compensation
Realized
Carried Interest	13,741	147,419	—	7,267	168,427
Incentive Fees	—	1,764	2,902	10,770	15,436
Unrealized
Carried Interest	69,300	(38,972)	35	39,681	70,044
Incentive Fees	—	6,229	4,557	2,722	13,508

Total Compensation and Benefits	156,930	216,326	54,700	108,054	536,010
Other Operating Expenses	47,534	47,908	27,432	28,016	150,890

Total Expenses	204,464	264,234	82,132	136,070	686,900

Economic Income	$132,138	$365,467	$80,255	$130,109	$707,969

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income (Loss) Before Provision for Taxes for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Total Segments	Consolidation Adjustments and Reconciling Items	Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items	Blackstone Consolidated
Revenues	$1,694,140	$52,637(a)	$1,746,777	$1,394,869	$36,816(a)	$1,431,685
Expenses	$837,278	$66,482(b)	$903,760	$686,900	$86,877(b)	$773,777
Other Income	$—	$63,448(c)	$63,448	$—	$61,395(c)	$61,395
Economic Income	$856,862	$49,603(d)	$906,465	$707,969	$11,334(d)	$719,303

(a)	The Revenues adjustment represents management and performance fees earned from Blackstone Funds that were eliminated in consolidation to arrive at Blackstone consolidated revenues, non-segment related Investment Income (Loss), which is included in Blackstone consolidated revenues and the elimination of inter-segment interest income.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles, expenses related to transaction-related equity-based compensation and the elimination of inter-segment interest expense to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Three Months Ended September 30,
	2017	2016
Fund Management Fees and Performance Fees Eliminated in Consolidation and Transactional Investment Loss	$(51,984)	$(37,835)
Fund Expenses Added in Consolidation	931	5,141
Income Associated with Non-Controlling Interests of Consolidated Entities	116,661	93,417
Transaction-Related Other Income (Loss)	(2,160)	672

Total Consolidation Adjustments and Reconciling Items	$63,448	$61,395

(d)	The reconciliation of Economic Income to Income Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended September 30,
	2017	2016
Economic Income	$856,862	$707,969

Adjustments
Amortization of Intangibles	(11,344)	(22,054)
Transaction-Related Charges	(55,714)	(60,029)
Income Associated with Non-Controlling Interests of Consolidated Entities	116,661	93,417

Total Consolidation Adjustments and Reconciling Items	49,603	11,334

Income Before Provision for Taxes	$906,465	$719,303

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables present the financial data for Blackstone’s four segments as of and for the nine months ended September 30, 2017 and 2016:

	September 30, 2017 and the Nine Months Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$536,127	$649,792	$386,576	$411,733	$1,984,228
Transaction, Advisory and Other Fees, Net	46,416	57,982	2,003	5,008	111,409
Management Fee Offsets	(17,031)	(12,800)	(28)	(27,379)	(57,238)

Total Management and Advisory Fees, Net	565,512	694,974	388,551	389,362	2,038,399

Performance Fees
Realized
Carried Interest	881,856	1,169,967	—	31,101	2,082,924
Incentive Fees	—	58,817	35,896	94,728	189,441
Unrealized
Carried Interest	(104,230)	347,476	4,575	95,109	342,930
Incentive Fees	—	19,344	92,118	(11,391)	100,071

Total Performance Fees	777,626	1,595,604	132,589	209,547	2,715,366

Investment Income (Loss)
Realized	129,134	221,627	909	12,299	363,969
Unrealized	(48,398)	(112,691)	42,594	3,777	(114,718)

Total Investment Income	80,736	108,936	43,503	16,076	249,251
Interest and Dividend Revenue	38,462	63,448	26,917	34,402	163,229
Other	(26,270)	(39,223)	(18,189)	(21,218)	(104,900)

Total Revenues	1,436,066	2,423,739	573,371	628,169	5,061,345

Expenses
Compensation and Benefits Compensation	270,995	318,721	139,312	168,054	897,082
Performance Fee Compensation
Realized
Carried Interest	292,712	388,409	—	14,373	695,494
Incentive Fees	—	26,182	18,563	46,311	91,056
Unrealized
Carried Interest	28,347	184,703	1,603	42,618	257,271
Incentive Fees	—	8,184	33,643	(5,182)	36,645

Total Compensation and Benefits	592,054	926,199	193,121	266,174	1,977,548
Other Operating Expenses	140,260	165,354	81,087	105,854	492,555

Total Expenses	732,314	1,091,553	274,208	372,028	2,470,103

Economic Income	$703,752	$1,332,186	$299,163	$256,141	$2,591,242

Segment Assets as of September 30, 2017	$6,102,906	$8,152,984	$2,363,565	$3,558,146	$20,177,601

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Nine Months Ended September 30, 2016
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$393,833	$598,540	$390,586	$391,249	$1,774,208
Transaction, Advisory and Other Fees, Net	32,901	71,096	654	4,589	109,240
Management Fee Offsets	(23,960)	(5,656)	—	(26,731)	(56,347)

Total Management and Advisory Fees, Net	402,774	663,980	391,240	369,107	1,827,101

Performance Fees
Realized
Carried Interest	113,736	928,989	—	15,940	1,058,665
Incentive Fees	—	14,025	7,005	67,078	88,108
Unrealized
Carried Interest	303,519	(209,846)	749	147,609	242,031
Incentive Fees	—	30,152	10,139	6,988	47,279

Total Performance Fees	417,255	763,320	17,893	237,615	1,436,083

Investment Income (Loss)
Realized	23,038	79,608	(6,471)	8,028	104,203
Unrealized	21,558	(17,764)	9,285	3,726	16,805

Total Investment Income	44,596	61,844	2,814	11,754	121,008
Interest and Dividend Revenue	28,525	38,732	15,193	20,945	103,395
Other	2,219	(226)	(523)	403	1,873

Total Revenues	895,369	1,527,650	426,617	639,824	3,489,460

Expenses
Compensation and Benefits Compensation	237,303	303,352	145,811	155,687	842,153
Performance Fee Compensation
Realized
Carried Interest	60,114	246,936	—	7,461	314,511
Incentive Fees	—	7,197	6,090	31,523	44,810
Unrealized
Carried Interest	98,046	2,988	273	73,940	175,247
Incentive Fees	—	12,929	3,842	2,874	19,645

Total Compensation and Benefits	395,463	573,402	156,016	271,485	1,396,366
Other Operating Expenses	143,968	148,206	80,796	83,700	456,670

Total Expenses	539,431	721,608	236,812	355,185	1,853,036

Economic Income	$355,938	$806,042	$189,805	$284,639	$1,636,424

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income (Loss) Before Provision for Taxes and Total Assets as of and for the nine months ended September 30, 2017 and 2016:

	September 30, 2017 and the Nine Months Then Ended			Nine Months Ended September 30, 2016
	Total Segments	Consolidation Adjustments and Reconciling Items	Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items	Blackstone Consolidated
Revenues	$5,061,345	$175,510(a)	$5,236,855	$3,489,460	$67,005(a)	$3,556,465
Expenses	$2,470,103	$248,419(b)	$2,718,522	$1,853,036	$251,054(b)	$2,104,090
Other Income	$—	$239,634(c)	$239,634	$—	$111,240(c)	$111,240
Economic Income	$2,591,242	$166,725(d)	$2,757,967	$1,636,424	$(72,809)(d)	$1,563,615
Total Assets	$20,177,601	$11,584,386(e)	$31,761,987

(a)	The Revenues adjustment represents management and performance fees earned from Blackstone Funds that were eliminated in consolidation to arrive at Blackstone consolidated revenues, non-segment related Investment Income (Loss), which is included in Blackstone consolidated revenues and the elimination of inter-segment interest income.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles, expenses related to transaction-related equity-based compensation and the elimination of inter-segment interest expense to arrive at Blackstone consolidated expenses.
(c)	The Other Income adjustment results from the following:

	Nine Months Ended September 30,
	2017	2016
Fund Management Fees and Performance Fees Eliminated in Consolidation and Transactional Investment Loss	$(174,261)	$(68,308)
Fund Expenses Added in Consolidation	39,334	(4,016)
Income Associated with Non-Controlling Interests of Consolidated Entities	371,281	189,782
Transaction-Related Other Income (Loss)	3,280	(6,218)

Total Consolidation Adjustments and Reconciling Items	$239,634	$111,240

(d)	The reconciliation of Economic Income to Income Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Nine Months Ended September 30,
	2017	2016
Economic Income	$2,591,242	$1,636,424

Adjustments
Amortization of Intangibles	(34,032)	(68,470)
Transaction-Related Charges	(170,524)	(194,121)
Income Associated with Non-Controlling Interests of Consolidated Entities	371,281	189,782

Total Consolidation Adjustments and Reconciling Items	166,725	(72,809)

Income Before Provision for Taxes	$2,757,967	$1,563,615

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

19.	SUBSEQUENT EVENTS

On September 25, 2017, Blackstone commenced a cash tender offer for any and all of its 2019 Notes. On September 29, 2017, the cash tender offer expired and $259.7 million aggregate principal amount of the 2019 Notes were validly tendered. Payment for the tendered notes was made on October 4, 2017. On November 1, 2017, in accordance with the make-whole provision under the indenture governing the 2019 Notes, Blackstone redeemed the remainder of the 2019 Notes that were not tendered.

On October 2, 2017, Blackstone issued $300 million in aggregate principal amount of 3.150% Senior Notes which will mature on October 2, 2027 and $300 million in aggregate principal amount of 4.000% Senior Notes which will mature on October 2, 2047.

See Note 12. “Borrowings” for additional information.

On October 16, 2017, Blackstone closed on its previously announced acquisition of Harvest Fund Advisors LLC (“Harvest”). Harvest primarily invests capital raised from institutional investors in separately managed accounts and pooled vehicles, investing in public master limited partnerships holding U.S. midstream energy assets.

ITEM 1A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	September 30, 2017
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$1,315,687	$—	$—	$1,315,687
Cash Held by Blackstone Funds and Other	187,903	1,477,827	—	1,665,730
Investments	12,652,040	10,357,899	(624,747)	22,385,192
Accounts Receivable	542,909	363,406	—	906,315
Due from Affiliates	2,022,422	28,985	(24,656)	2,026,751
Intangible Assets, Net	229,713	—	—	229,713
Goodwill	1,718,519	—	—	1,718,519
Other Assets	247,501	5,672	—	253,173
Deferred Tax Assets	1,260,907	—	—	1,260,907

Total Assets	$20,177,601	$12,233,789	$(649,403)	$31,761,987

Liabilities and Partners’ Capital
Loans Payable	$3,511,577	$9,070,061	$—	$12,581,638
Due to Affiliates	1,248,560	237,514	(166,395)	1,319,679
Accrued Compensation and Benefits	2,823,773	—	—	2,823,773
Securities Sold, Not Yet Purchased	29,928	75,589	—	105,517
Repurchase Agreements	—	74,728	—	74,728
Accounts Payable, Accrued Expenses and Other Liabilities	433,492	961,538	—	1,395,030

Total Liabilities	8,047,330	10,419,430	(166,395)	18,300,365

Redeemable Non-Controlling Interests in Consolidated Entities	—	201,377	—	201,377

Partners’ Capital
Partners’ Capital	6,621,217	388,195	(388,978)	6,620,434
Accumulated Other Comprehensive Income (Loss)	(35,204)	—	783	(34,421)
Non-Controlling Interests in Consolidated Entities	2,044,706	1,224,787	(94,813)	3,174,680
Non-Controlling Interests in Blackstone Holdings	3,499,552	—	—	3,499,552

Total Partners’ Capital	12,130,271	1,612,982	(483,008)	13,260,245

Total Liabilities and Partners’ Capital	$20,177,601	$12,233,789	$(649,403)	$31,761,987

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

Our corporate private equity business pursues transactions throughout the world across a variety of transaction types, including large buyouts, mid-cap buyouts, buy and build platforms (which involve multiple acquisitions behind a single management team and platform) and growth equity/development projects (which involve significant minority investments in mature companies and greenfield development projects in energy and power). Tactical Opportunities invests globally across asset classes, industries and geographies, seeking to identify and execute on attractive, differentiated investment opportunities, leveraging the intellectual capital across our various businesses while continuously optimizing its approach in the face of ever-changing market conditions. Strategic Partners focuses on delivering access to a range of opportunities, leveraging its proprietary database to acquire single fund interests or complex portfolios in an efficient and timely manner.

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

The third quarter of 2017 marked another period of continued global economic expansion and positive equity market performance. Nearly all major global indices increased for the quarter, with the S&P 500 up 4% to new record levels, the MSCI World index up 4% and the MSCI Europe and Asia indices up 6% and 5%, respectively. Emerging market equities continued to outperform developed markets, supported by a healthy rebound in global trade and a weaker U.S. dollar, with the MSCI Emerging Markets Index up 7% for the quarter. Stock market volatility remains subdued, with the CBOE Volatility Index continuing to trade at its lowest level in over 20 years, ending the third quarter down another 15%.

Though equities outperformed most asset classes, fixed income posted modest gains driven by strong investor demand and low volatility, with the Bloomberg Barclays U.S. Aggregate index up 0.8%, U.S. investment grade corporates up 1.3% and high yield corporates up 2% for the third quarter of 2017. The U.S. Federal Reserve held rates steady in September, keeping the targeted range for its benchmark interest rate at 1.0-1.25%, and also announced the beginning of a plan to shrink the central bank’s $4.5 trillion balance sheet, leading to rising treasury yields across the curve. High yield spreads tightened 26 basis points and while issuance volume declined 2% from the second quarter, year to date issuance volume was still up 13% year over year. Global equity capital markets activity for both initial public offerings and follow-on offerings hit a two year high, with year to date activity up 20% year over year, driven by continued strong market conditions and investor optimism.

Energy markets also rebounded significantly during the third quarter, with West Texas Intermediate Crude up 12% to $52 per barrel, driven by unexpectedly strong demand and signs of slowing U.S. production. The S&P 500 Energy Index was up 6% for the quarter while other commodities saw more subdued performance, with the Bloomberg Commodity Index up 2% and the Henry Hub Natural Gas spot price ended the third quarter of 2017 slightly down by 1%. Despite overall positive momentum in the third quarter of 2017, however, oil and gas prices remain at relatively low levels.

While the overall economic backdrop is positive, the U.S. dollar continued to weaken, with the U.S. dollar index down 3% during the quarter. The euro was up 4% versus the U.S. dollar, while the pound rose 3% and the Japanese yen was flat.

Political uncertainty, notably in the U.S. and Europe, also weighed on worldwide merger and acquisition (“M&A”) activity, particularly for larger transactions, with announced volume declining 5% year over year to the lowest third-quarter level since 2013. However, global private equity-backed M&A volume increased 25% year over year, reaching $212 billion, the highest level since 2007.

Although geopolitical risks continue to influence outlook, the general view for continued global economic expansion is positive, bolstered by historically low volatility and inflation and strong corporate earnings. Near-term risk of a recession is generally viewed as low, although less accommodative monetary policy may constrain growth potential. Although there continues to be uncertainty regarding regulatory and tax policy reform in the U.S., such reform could be a potential driver of growth in the medium-term.

Significant Transactions

On September 25, 2017, Blackstone commenced a cash tender offer for any and all of its 6.625% senior notes maturing on August 15, 2019 (the “2019 Notes”). On September 29, 2017, the cash tender offer expired and $259.7 million aggregate principal amount of the 2019 Notes were validly tendered. Payment for the tendered notes was made on October 4, 2017. On November 1, 2017, in accordance with the make-whole provision under the indenture governing the 2019 Notes, Blackstone redeemed the remainder of the 2019 Notes that were not tendered.

On October 2, 2017, Blackstone issued $300 million in aggregate principal amount of 3.150% senior notes maturing on October 2, 2027 and $300 million in aggregate principal amount of 4.000% senior notes maturing on October 2, 2047. Blackstone intends to use the proceeds from these notes, together with cash on hand or available liquidity, to repurchase all of its 2019 Notes.

On October 16, 2017, Blackstone closed on its previously announced acquisition of Harvest Fund Advisors LLC (“Harvest”). Harvest primarily invests capital raised from institutional investors in separately managed accounts and pooled vehicles, investing in public master limited partnerships holding U.S. midstream energy assets.

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

Both President Trump and the Republican members of the U.S. House of Representatives have publicly stated that one of their top legislative priorities is significant reform of the Internal Revenue Code, including significant changes to taxation of business entities. On November 2, 2017, Republican members of the U.S. House of Representatives introduced their bill for tax reform, and on November 3, 2017, the Chairman’s mark of the bill (the “Tax Cuts and Jobs Act”) was released. Elements of the Tax Cuts and Jobs Act include, among other things: (a) a reduction in corporate tax rates to 20% and partial limitation on the deductibility of interest for certain businesses, (b) a shift to a modified “territorial” regime of corporate taxation that eliminates tax on dividends from foreign subsidiaries but imposes a one-time tax on the untaxed historical earnings and profits of foreign subsidiaries at a rate of 12% (for cash or cash equivalents) or 5% (for everything else) and also imposes a special 10% tax on high-profit foreign subsidiaries, (c) a 20% excise tax on payments by domestic corporations to certain related foreign corporations and partial limitation on interest deductions by domestic corporations that are members of an “international financial reporting group”, (d) immediate expensing of certain capital expenses for five years, (e) a 25% maximum tax rate applicable to income derived from certain businesses conducted through pass-through entities or sole proprietorships, (f) subjecting all entities exempt from tax under section 501(a) (including state and local government pension plans) to tax on unrelated business taxable income, and (g) an increase in the standard deduction and the elimination of most itemized deductions (including the deduction for state and local income taxes). Further changes to the tax reform bill are possible, and the Republican members of the U.S. Senate are expected to introduce their own tax reform bill which may differ from the Tax Cuts and Jobs Act in many respects. Both the timing and details of any tax reform remain unclear. The impact of any potential tax reform on us, our portfolio companies and our investors is uncertain and could be adverse. Prospective investors should consult their own tax advisors regarding potential changes in tax laws.

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

If we were taxed as a corporation or were forced to hold interests in entities earning income from carried interest through taxable subsidiary corporations, our effective tax rate could increase significantly. The federal statutory rate for corporations is currently 35% (although the Tax Cuts and Jobs Act, if enacted, would reduce that rate to 20%), and the state and local tax rates, net of the federal benefit, aggregate approximately 5%. If a variation of the above described legislation or any other change in the tax laws, rules, regulations or interpretations preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules or force us to hold interests in entities earning income from carried interest through taxable subsidiary corporations, this could materially increase our tax liability, and could well result in a reduction in the market price of our common units.

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

(b)	the net asset value of (1) our hedge funds, real estate debt carry funds, open ended core+ real estate fund, certain co-investments managed by us, and our Hedge Fund Solutions carry and drawdown funds (plus, in each case, the capital that we are entitled to call from investors in those funds, including commitments yet to commence their investment periods), and (2) our funds of hedge funds, our Hedge Fund Solutions registered investment companies, and our non-exchange traded REIT,

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

(c)	the remaining invested capital or fair value of assets held in co-investment vehicles managed by us on which we receive fees,

(d)	the net asset value of our funds of hedge funds, hedge funds, open ended core+ real estate fund, certain co-investments managed by us, certain registered investment companies, our non-exchange traded REIT, and certain of our Hedge Fund Solutions drawdown funds,

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

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2017 and 2016. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		2017 vs. 2016		Nine Months Ended September 30,		2017 vs. 2016
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$680,641	$596,154	$84,487	14%	$2,009,369	$1,812,883	$196,486	11%

Performance Fees
Realized
Carried Interest	369,309	503,990	(134,681)	-27%	2,082,725	1,058,633	1,024,092	97%
Incentive Fees	101,186	30,295	70,891	234%	189,151	88,155	100,996	115%
Unrealized
Carried Interest	432,590	106,202	326,388	307%	343,104	242,080	101,024	42%
Incentive Fees	(9,241)	30,545	(39,786)	N/M	98,403	45,900	52,503	114%

Total Performance Fees	893,844	671,032	222,812	33%	2,713,383	1,434,768	1,278,615	89%

Investment Income
Realized	74,805	119,351	(44,546)	-37%	451,207	172,387	278,820	162%
Unrealized	96,085	23,752	72,333	305%	63,172	67,347	(4,175)	-6%

Total Investment Income	170,890	143,103	27,787	19%	514,379	239,734	274,645	115%

Interest and Dividend Revenue	36,974	21,819	15,155	69%	99,172	67,180	31,992	48%
Other	(35,572)	(423)	(35,149)	N/M	(99,448)	1,900	(101,348)	N/M

Total Revenues	1,746,777	1,431,685	315,092	22%	5,236,855	3,556,465	1,680,390	47%

Expenses
Compensation and Benefits
Compensation	359,209	329,634	29,575	9%	1,078,001	1,031,061	46,940	5%
Performance Fee Compensation
Realized
Carried Interest	134,014	168,427	(34,413)	-20%	695,494	314,511	380,983	121%
Incentive Fees	46,823	15,436	31,387	203%	91,056	44,810	46,246	103%
Unrealized
Carried Interest	187,158	70,044	117,114	167%	257,271	175,247	82,024	47%
Incentive Fees	(7,094)	13,508	(20,602)	N/M	36,645	19,645	17,000	87%

Total Compensation and Benefits	720,110	597,049	123,061	21%	2,158,467	1,585,274	573,193	36%
General, Administrative and Other	115,755	124,322	(8,567)	-7%	337,080	378,355	(41,275)	-11%
Interest Expense	41,545	37,278	4,267	11%	122,880	111,512	11,368	10%
Fund Expenses	26,350	15,128	11,222	74%	100,095	28,949	71,146	246%

Total Expenses	903,760	773,777	129,983	17%	2,718,522	2,104,090	614,432	29%

Other Income
Net Gains from Fund Investment Activities	63,448	61,395	2,053	3%	239,634	111,240	128,394	115%

Income Before Provision for Taxes	906,465	719,303	187,162	26%	2,757,967	1,563,615	1,194,352	76%
Provision for Taxes	59,512	27,714	31,798	115%	146,557	84,275	62,282	74%

Net Income	846,953	691,589	155,364	22%	2,611,410	1,479,340	1,132,070	77%
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	3,215	10,764	(7,549)	-70%	6,206	2,314	3,892	168%
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	113,446	82,653	30,793	37%	365,075	187,468	177,607	95%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	345,650	285,267	60,383	21%	1,050,887	618,274	432,613	70%

Net Income Attributable to The Blackstone Group L.P.	$384,642	$312,905	$71,737	23%	$1,189,242	$671,284	$517,958	77%

N/M    Not meaningful.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenues

Total Revenues were $1.7 billion for the three months ended September 30, 2017, an increase of $315.1 million compared to $1.4 billion for the three months ended September 30, 2016. The increase in revenues was primarily attributable to increases of $222.8 million in Performance Fees and $84.5 million in Management and Advisory Fees, Net, partially offset by a decrease of $35.1 million in Other Revenue.

The increase in Performance Fees was primarily attributable to increases in our Real Estate and Hedge Fund Solutions segments of $215.4 million and $27.7 million, respectively, partially offset by a decrease in our Credit segment of $32.1 million. The increase in Performance Fees in our Real Estate segment was primarily due to an increase in the net appreciation of investment holdings within our opportunistic funds, which appreciated 5.5% versus 3.7% in the comparable 2016 quarter. Our core+ real estate funds, real estate debt drawdown and hedge funds appreciated 3.2%, 3.7% and 2.1%, respectively. The increase in Performance Fees in our Hedge Fund Solutions segment was primarily driven by a greater percentage of our Fee-Earning Assets Under Management earning Performance Fees, on comparable returns, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease in Performance Fees in our Credit segment was primarily due to greater appreciation in the third quarter of 2016 as a result of the recovery from market dislocation that was experienced at the end of 2015 and early 2016.

The increase in Management and Advisory Fees, Net was primarily due to increases in our Private Equity and Real Estate segments. The increase in our Private Equity segment of $59.6 million was primarily due to assets earning higher base management fees, principally due to the conclusion of a six month fee holiday for BCP VII in the fourth quarter of 2016. The increase of $29.5 million in our Real Estate segment was primarily due to the launch of BREP Europe V in the fourth quarter of 2016 and the corresponding expiration of its fee holiday in the second quarter of 2017.

The decrease in Other Revenue was primarily the result of a foreign exchange loss on our euro denominated bond.

Expenses

Expenses were $903.8 million for the three months ended September 30, 2017, an increase of $130.0 million compared to $773.8 million for the three months ended September 30, 2016. The increase was primarily attributable to increases in Performance Fee Compensation and Compensation of $93.5 million and $29.6 million, respectively. The increases in Performance Fee Compensation in our Real Estate, Private Equity and Hedge Fund Solutions segments of $93.4 million, $10.5 million and $10.0 million, respectively, were due to related increases in Performance Fees Revenue in each of the segments. The increase of $29.6 million in Compensation was primarily due to increases in Management and Advisory Fees, Net in our Private Equity and Real Estate segments, on which a portion of compensation is based.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenues

Total Revenues were $5.2 billion for the nine months ended September 30, 2017, an increase of $1.7 billion compared to Total Revenues for the nine months ended September 30, 2016 of $3.6 billion. The increase in Total Revenues was attributable to increases of $1.3 billion in Performance Fees, $274.6 million in Investment Income, and $196.5 million in Management and Advisory Fees, Net, partially offset by a decrease in Other Revenue of $101.3 million.

The increase in Performance Fees was principally due to increases in our Real Estate, Private Equity and Hedge Fund Solutions segments of $832.3 million, $360.4 million and $114.7 million, respectively. The increase in our Real Estate segment was primarily attributable to a net increase in the appreciation of investment holdings in our opportunistic funds. For the nine months ended September 30, 2017, the carrying value of investments for our opportunistic funds increased 15.0% versus 7.3% for the comparable 2016 period. Our core+ real estate funds, real estate debt drawdown funds and real estate hedge funds appreciated 9.1%, 11.5% and 7.8%, respectively for the nine months ended September 30, 2017. The increase in our Private Equity segment was driven by corporate private equity and Tactical Opportunities. The increase in Performance Fees in our Hedge Fund Solutions segment was primarily driven by higher returns in our BPS Composite, 6.6% gross (5.8% net) for the nine months ended September 30, 2017 compared to 1.2% gross (0.6% net) in the comparable 2016 year to date period.

The increase in Investment Income was primarily attributable to increases in our Real Estate, Hedge Fund Solutions and Private Equity segments of $47.1 million, $40.7 million and $36.1 million, respectively. The increase in our Real Estate segment was primarily due to the net increase in appreciation of Blackstone’s investments across the various real estate funds. The increase in our Hedge Fund Solutions segment was primarily attributable to the year over year net appreciation of investments of which Blackstone owns a share. The increase in our Private Equity segment was due to higher returns compared to the third quarter of 2016.

The increase in Management and Advisory Fees, Net was primarily due to increases in our Private Equity and Real Estate segments of $162.7 million and $31.0 million, respectively. The increase in our Private Equity segment was primarily due to assets earning higher base management fees, principally due to the conclusion of a six month fee holiday for BCP VII in the fourth quarter of 2016. The increase in our Real Estate segment was primarily due to the launch of BREP Europe V in the fourth quarter of 2016 and the corresponding expiration of its fee holiday in the second quarter of 2017.

The decrease in Other Revenue was primarily the result of a foreign exchange loss on our euro denominated bond.

Expenses

Expenses were $2.7 billion for the nine months ended September 30, 2017, an increase of $614.4 million compared to $2.1 billion for the nine months ended September 30, 2016. The increase was primarily attributable to increases in Performance Fee Compensation, Fund Expenses and Compensation. The increase of $526.3 million in Performance Fee Compensation was due to related increases in Performance Fees Revenue in our Real Estate, Private Equity and Hedge Fund Solutions segments. The increase of $71.1 million in Fund Expenses was due to an increase of $64.0 million in our Credit segment. The increase in our Credit segment was primarily the result of newly launched CLOs. The increase of $46.9 million in Compensation was primarily due to the increase in Management and Advisory Fees, Net in our Private Equity, Real Estate and Credit segments, on which a portion of compensation is based.

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Other Income — Net Gains from Fund Investment Activities was $63.4 million for the three months ended September 30, 2017, an increase of $2.1 million compared to $61.4 million for the three months ended September 30, 2016. The increase was due to increases in our Real Estate and Private Equity segments of $8.4 million and $2.8 million, respectively, partially offset by a decrease in our Hedge Fund Solutions segment of $9.3 million. The increase in our Real Estate segment was primarily due to a quarter over quarter net increase in the appreciation of investments across the Real Estate funds. The increase in our Private Equity segment was primarily the result of a quarter over quarter net increase in the appreciation of investments. The decrease in our Hedge Fund Solutions segment was primarily the result of lower appreciation for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Other Income — Net Gains from Fund Investment Activities was $239.6 million for the nine months ended September 30, 2017, an increase of $128.4 million compared to $111.2 million for the nine months ended September 30, 2016. The increase was principally driven by increases in our Credit, Real Estate and Private Equity segments of $61.4 million, $56.4 million and $11.6 million, respectively. The increase in our Credit segment was primarily due to newly launched CLOs. The increase in our Real Estate segment was primarily the result of a year over year net increase in the appreciation of investments across the Real Estate funds. The increase in Private Equity was the result of a year over year net increase in the appreciation of investments.

Provision for Taxes

The following table summarizes Blackstone’s tax position:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income Before Provision for Taxes	$906,465	$719,303	$2,757,967	$1,563,615
Provision for Taxes	$59,512	$27,714	$146,557	$84,275
Effective Income Tax Rate	6.6%	3.9%	5.3%	5.4%

The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

	Three Months Ended September 30,		2017 vs. 2016	Nine Months Ended September 30,		2017 vs. 2016
	2017	2016		2017	2016
Statutory U.S. Federal Income Tax Rate	35.0%	35.0%	—	35.0%	35.0%	—
Income Passed Through to Common Unitholders and Non-Controlling Interest Holders (a)	-27.9%	-28.2%	0.3%	-29.2%	-29.0%	-0.2%
Foreign Income Taxes	-0.6%	-1.9%	1.3%	-1.0%	-1.1%	0.1%
Other	0.1%	-1.0%	1.1%	0.5%	0.5%	0.0%

Effective Income Tax Rate	6.6%	3.9%	2.7%	5.3%	5.4%	-0.1%

(a)	Includes income that is not taxable to the Partnership and its subsidiaries. Such income is directly taxable to the Partnership’s unitholders and the non-controlling interest holders.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Blackstone’s Provision for Taxes for the three months ended September 30, 2017 and 2016 was $59.5 million and $27.7 million, respectively, resulting in effective tax rates of 6.6% and 3.9%, respectively.

The increase in Blackstone’s effective tax rate for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 resulted primarily from the decrease in the favorable rate differential in foreign income taxes, which were $(5.0) million on pre-tax book income of $906.5 million for the three months ended September 30, 2017, compared to $(13.8) million on pre-tax book income of $719.3 million for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Blackstone’s Provision for Taxes for the nine months ended September 30, 2017 and 2016 was $146.6 million and $84.3 million, respectively, resulting in effective tax rates of 5.3% and 5.4%, respectively.

The decrease in Blackstone’s effective tax rate for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 resulted primarily from a relative increase in the amount of income not taxable to the Partnership and its subsidiaries, which was therefore passed through to common unitholders and non-controlling interest holders. For the nine months ended September 30, 2017, $2.3 billion of Blackstone’s Income Before Provision for Taxes of $2.8 billion was not taxable to the Partnership, compared to $1.3 billion of Blackstone’s Income Before Provision for Taxes of $1.6 billion for the prior year period.

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

For the three months ended September 30, 2017 and 2016, the Net Income Before Taxes allocated to Blackstone Holdings was 44.8% and 46.0%, respectively. For the nine months ended September 30, 2017 and 2016, the net income before taxes allocated to Blackstone Holdings was 45.0% and 46.2%, respectively. The decreases of 1.2% in the three month period and 1.2% in the nine month period were primarily due to conversions of Blackstone Holdings Partnership Units to Blackstone common units and the vesting of common units.

Operating Metrics

The following graphs and tables summarize the Fee-Earning Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the three and nine months ended September 30, 2017 and 2016. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management”:

Note: Totals	may not add due to rounding.

	Three Months Ended
	September 30, 2017					September 30, 2016
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$68,030,331	$73,710,243	$67,824,464	$72,369,473	$281,934,511	$69,467,174	$66,744,550	$64,973,999	$64,820,990	$266,006,713
Inflows, including Commitments (a)	611,338	2,039,360	1,563,231	4,278,639	8,492,568	2,535,887	1,035,730	2,453,519	2,869,704	8,894,840
Outflows, including Distributions (b)	(108,254)	(310,235)	(1,329,425)	(773,842)	(2,521,756)	(208,579)	(7,769)	(2,058,447)	(1,038,592)	(3,313,387)
Realizations (c)	(1,110,822)	(1,257,364)	(79,094)	(2,711,900)	(5,159,180)	(2,620,097)	(2,385,487)	(16,792)	(1,613,894)	(6,636,270)

Net Inflows (Outflows)	(607,738)	471,761	154,712	792,897	811,632	(292,789)	(1,357,526)	378,280	217,218	(1,054,817)
Market Appreciation (d)(f)	117,806	899,517	1,058,785	876,174	2,952,282	173,525	398,059	1,082,692	1,151,555	2,805,831

Balance, End of Period	$67,540,399	$75,081,521	$69,037,961	$74,038,544	$285,698,425	$69,347,910	$65,785,083	$66,434,971	$66,189,763	$267,757,727

Increase (Decrease)	$(489,932)	$1,371,278	$1,213,497	$1,669,071	$3,763,914	$(119,264)	$(959,467)	$1,460,972	$1,368,773	$1,751,014
Increase (Decrease)	-1%	2%	2%	2%	1%	-0%	-1%	2%	2%	1%

	Nine Months Ended
	September 30, 2017					September 30, 2016
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$69,113,409	$72,030,054	$66,987,553	$68,961,656	$277,092,672	$51,451,196	$67,345,357	$65,665,439	$61,684,380	$246,146,372
Inflows, including Commitments (a)	3,988,647	7,540,881	6,551,829	14,623,448	32,704,805	26,781,314	3,512,067	7,335,367	9,193,534	46,822,282
Outflows, including Distributions (b)	(1,277,782)	(505,558)	(6,928,753)	(2,464,609)	(11,176,702)	(2,876,562)	(151,284)	(6,633,452)	(3,201,410)	(12,862,708)
Realizations (c)	(4,674,190)	(6,408,375)	(702,786)	(8,785,664)	(20,571,015)	(6,027,971)	(5,891,068)	(193,746)	(3,919,818)	(16,032,603)

Net Inflows (Outflows)	(1,963,325)	626,948	(1,079,710)	3,373,175	957,088	17,876,781	(2,530,285)	508,169	2,072,306	17,926,971
Market Appreciation (d)(g)	390,315	2,424,519	3,130,118	1,703,713	7,648,665	19,933	970,011	261,363	2,433,077	3,684,384

Balance, End of Period	$67,540,399	$75,081,521	$69,037,961	$74,038,544	$285,698,425	$69,347,910	$65,785,083	$66,434,971	$66,189,763	$267,757,727

Increase (Decrease)	$(1,573,010)	$3,051,467	$2,050,408	$5,076,888	$8,605,753	$17,896,714	$(1,560,274)	$769,532	$4,505,383	$21,611,355
Increase (Decrease)	-2%	4%	3%	7%	3%	35%	-2%	1%	7%	9%
Annualized Base Management Fee Rate (e)	1.08%	1.19%	0.75%	0.73%	0.94%	0.76%	1.20%	0.78%	0.81%	0.89%

	Three Months Ended
	September 30, 2017					September 30, 2016
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$100,020,379	$104,034,287	$72,476,444	$94,525,171	$371,056,281	$99,685,655	$103,197,060	$68,649,878	$84,749,076	$356,281,669
Inflows, including Commitments (a)	3,281,100	6,435,310	2,412,443	7,570,037	19,698,890	3,360,901	3,232,770	2,425,207	5,713,711	14,732,589
Outflows, including Distributions (b)	(186,692)	(202,085)	(1,683,872)	(852,142)	(2,924,791)	(270,260)	(22,466)	(2,057,563)	(1,050,396)	(3,400,685)
Realizations (c)	(2,392,756)	(3,084,117)	(101,503)	(3,243,203)	(8,821,579)	(4,468,641)	(7,345,682)	(19,885)	(1,794,410)	(13,628,618)

Net Inflows (Outflows)	701,652	3,149,108	627,068	3,474,692	7,952,520	(1,378,000)	(4,135,378)	347,759	2,868,905	(2,296,714)
Market Appreciation (d)(h)	1,734,291	4,115,449	1,116,051	1,475,154	8,440,945	1,414,667	2,814,880	1,115,871	1,709,800	7,055,218

Balance, End of Period	$102,456,322	$111,298,844	$74,219,563	$99,475,017	$387,449,746	$99,722,322	$101,876,562	$70,113,508	$89,327,781	$361,040,173

Increase (Decrease)	$2,435,943	$7,264,557	$1,743,119	$4,949,846	$16,393,465	$36,667	$(1,320,498)	$1,463,630	$4,578,705	$4,758,504
Increase (Decrease)	2%	7%	2%	5%	4%	0%	-1%	2%	5%	1%

	Nine Months Ended
	September 30, 2017					September 30, 2016
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$100,192,950	$101,963,652	$71,119,718	$93,277,145	$366,553,465	$94,280,074	$93,917,824	$69,105,425	$79,081,252	$336,384,575
Inflows, including Commitments (a)	7,684,272	12,964,567	8,022,108	17,056,477	45,727,424	13,707,852	16,732,593	7,631,278	14,911,678	52,983,401
Outflows, including Distributions (b)	(746,931)	(1,279,329)	(7,546,464)	(4,024,871)	(13,597,595)	(1,118,263)	(436,663)	(6,685,818)	(3,938,193)	(12,178,937)
Realizations (c)	(11,355,668)	(14,333,301)	(790,623)	(10,056,112)	(36,535,704)	(10,401,999)	(14,281,911)	(202,983)	(4,444,865)	(29,331,758)

Net Inflows (Outflows)	(4,418,327)	(2,648,063)	(314,979)	2,975,494	(4,405,875)	2,187,590	2,014,019	742,477	6,528,620	11,472,706
Market Appreciation (d)(i)	6,681,699	11,983,255	3,414,824	3,222,378	25,302,156	3,254,658	5,944,719	265,606	3,717,909	13,182,892

Balance, End of Period	$102,456,322	$111,298,844	$74,219,563	$99,475,017	$387,449,746	$99,722,322	$101,876,562	$70,113,508	$89,327,781	$361,040,173

Increase	$2,263,372	$9,335,192	$3,099,845	$6,197,872	$20,896,281	$5,442,248	$7,958,738	$1,008,083	$10,246,529	$24,655,598
Increase	2%	9%	4%	7%	6%	6%	8%	1%	13%	7%

(a)	Inflows represent contributions in our hedge funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs, increases in the capital we manage pursuant to separately managed account programs, allocations from multi-asset products to other strategies and acquisitions.
(b)	Outflows represent redemptions in our hedge funds and closed-end mutual funds, client withdrawals from our separately managed account programs and decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments).
(c)	Realizations represent realizations from the disposition of assets or capital returned to investors from CLOs.
(d)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Represents the annualized current quarter’s Base Management Fee divided by period end Fee-Earning Assets Under Management.
(f)	For the three months ended September 30, 2017, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $0.1 million, $481.4 million, $383.9 million and $865.4 million for the Private Equity, Real Estate, Credit and Total segments, respectively. For the three months ended September 30, 2016, such impact was $5.2 million, $63.1 million, $83.1 million and $151.5 million for the Private Equity, Real Estate, Credit and Total segments, respectively.
(g)	For the nine months ended September 30, 2017, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $1.3 million, $1.3 billion, $1.2 billion and $2.5 billion for the Private Equity, Real Estate, Credit and Total segments, respectively. For the nine months ended September 30, 2016, such impact was $6.3 million, $83.5 million, $286.4 million and $376.2 million for the Private Equity, Real Estate, Credit and Total segments, respectively.
(h)	For the three months ended September 30, 2017, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $233.8 million, $1.3 billion, $494.3 million and $2.0 billion for the Private Equity, Real Estate, Credit and Total segments, respectively. For the three months ended September 30, 2016, such impact was $342.6 million, $188.0 million, $97.8 million and $628.3 billion for the Private Equity, Real Estate, Credit and Total segments, respectively.
(i)	For the nine months ended September 30, 2017, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $839.8 million, $3.0 billion, $1.6 billion and $5.4 billion for the Private Equity, Real Estate, Credit and Total segments, respectively. For the nine months ended September 30, 2016, such impact was $353.5 million, $145.8 million, $350.4 million and $849.7 million for the Private Equity, Real Estate, Credit and Total segments, respectively.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $285.7 billion at September 30, 2017, an increase of $3.8 billion, compared to $281.9 billion at June 30, 2017. The net increase was due to:

•	Inflows of $8.5 billion related to:

•

$4.3 billion in our Credit segment principally related to $1.3 billion from distressed strategies, $1.1 billion raised from two new CLO products, $769.8 million from mezzanine funds, $648.0 million from BDCs and $493.1 million from the long only platform,

•

$2.0 billion in our Real Estate segment primarily related to $720.6 million from BPP U.S. and co-investment, $718.2 million from BREDS, $199.5 million from BREP opportunistic funds and $375.1 million from BREIT,

•

$1.6 billion in our Hedge Fund Solutions segment primarily related to $1.1 billion from individual investor and specialized solutions, $399.7 million from commingled products and $100.2 million from customized solutions, and

•

$611.3 million in our Private Equity segment primarily related to $514.6 million from Tactical Opportunities and $398.8 million from Strategic Partners, partially offset by $339.7 million of allocations from multi-asset products to other strategies.

•	Market appreciation of $3.0 billion due to:

•	$1.1 billion in our Hedge Fund Solutions segment due to solid returns from BAAM’s Principal Solutions Composite of 2.3% gross (2.0% net),

•

$899.5 million in our Real Estate segment due to $481.4 million of foreign exchange appreciation as well as appreciation of $286.8 million, $63.3 million and $58.2 million from other core+ real estate funds, BXMT and BREIT, respectively, and

•

$876.2 million in our Credit segment due to $281.3 million of market appreciation from BDCs, $235.3 million of appreciation from the long only platform ($135.2 million from market appreciation and $100.1 million from foreign exchange appreciation) and $167.5 million of appreciation from CLOs ($237.5 million from foreign exchange appreciation, partially offset by $70.0 million of market depreciation).

Offsetting these increases were:

•	Realizations of $5.2 billion primarily driven by:

•

$2.7 billion in our Credit segment primarily due to $988.4 million from distressed strategies, $800.8 million of capital returned to investors in CLO products, $588.6 million from mezzanine funds and $249.2 million in dividends from BDCs,

•

$1.3 billion in our Real Estate segment primarily attributable to $766.5 million from BREP opportunistic funds and co-invest, $352.9 million from BREDS and $132.8 million from core+ real estate funds, and

•

$1.1 billion in our Private Equity segment primarily due to $625.3 million return of capital from Strategic Partners, $272.8 million from Tactical Opportunities and $190.1 million from corporate private equity.

•	Outflows of $2.5 billion primarily attributable to:

•	$1.3 billion in our Hedge Fund Solutions segment with outflows of $723.6 million from individual investor and specialized solutions and $572.3 million from customized solutions,

•	$773.8 million in our Credit segment primarily due to $336.8 million from the long only platform and $244.1 million from BDCs, and

•	$310.2 million in our Real Estate segment primarily due to redemptions from the BREDS liquids funds and the crystallization of the BPP U.S. incentive fee.

BAAM had net inflows of $1.3 billion from October 1 through November 1, 2017.

Fee-Earning Assets Under Management were $285.7 billion at September 30, 2017, an increase of $8.6 billion, compared to $277.1 billion at December 31, 2016. The net increase was due to:

•	Inflows of $32.7 billion related to:

•

$14.6 billion in our Credit segment principally related to capital raised of $3.7 billion from new CLO launches, $3.1 billion of inflows from mezzanine strategies, $3.0 billion of inflows from distressed strategies, $2.9 billion of inflows from the long only platform and $2.0 billion of inflows from BDCs,

•	$7.5 billion in our Real Estate segment primarily related to $3.4 billion from BREDS, $1.6 billion from BREP, $1.3 billion from BREIT and $1.3 billion from other core+ real estate funds,

•

$6.6 billion in our Hedge Fund Solutions segment mainly related to growth of $2.8 billion from individual investor and specialized solutions, $2.5 billion from customized solutions and $1.3 billion from commingled products, and

•	$4.0 billion in our Private Equity segment primarily due to $1.3 billion from core private equity, $1.3 billion from Tactical Opportunities and $959.0 million from Strategic Partners.

•	Market appreciation of $7.6 billion due to:

•	$3.1 billion in our Hedge Fund Solutions segment primarily due to solid returns from BAAM’s Principal Solutions Composite of 6.6% gross (5.8% net),

•	$2.4 billion in our Real Estate segment primarily due to $1.3 billion of foreign exchange appreciation as well as appreciation of $877.3 million from core+ real estate funds, and

•

$1.7 billion in our Credit segment primarily due to $624.4 million of appreciation from the long only platform ($355.7 million from market appreciation and $268.7 million from foreign exchange appreciation), $492.9 million of market appreciation from BDCs and $347.1 million of appreciation from CLOs.

Offsetting these increases were:

•	Realizations of $20.6 billion primarily driven by:

•

$8.8 billion in our Credit segment primarily due to $4.3 billion of capital returned to CLO investors from CLOs that are post their re-investment periods, $2.4 billion of realizations from distressed strategies, $1.1 billion of realizations from mezzanine funds and $741.2 million in dividends paid to investors from BDCs,

•	$6.4 billion in our Real Estate segment primarily attributable to $3.3 billion from BREP opportunistic funds, $1.8 billion from BREDS and $780.7 million from BREP co-investment,

•	$4.7 billion in our Private Equity segment primarily due to $2.5 billion from corporate private equity and $1.7 billion from Strategic Partners, and

•	$702.8 million in our Hedge Fund Solutions segment primarily due to $682.3 million from individual investor and specialized solutions.

•	Outflows of $11.2 billion primarily attributable to:

•

$6.9 billion in our Hedge Fund Solutions segment with outflows of $3.1 billion from individual investor and specialized solutions, $2.4 billion from customized solutions and $1.4 billion from commingled products,

•	$2.5 billion in our Credit segment primarily attributable to $1.0 billion from the long only platform, $828.5 million from BDCs and $616.2 million from distressed strategies, and

•	$1.3 billion in our Private Equity segment primarily due to reductions of $467.4 million from Strategic Partners and $452.5 million from corporate private equity assets that no longer earn fees.

Total Assets Under Management

Total Assets Under Management were $387.4 billion at September 30, 2017, an increase of $16.4 billion, compared to $371.1 billion at June 30, 2017. The net increase was due to:

•	Inflows of $19.7 billion related to:

•

$7.6 billion in our Credit segment primarily due to $4.8 billion of inflows from distressed strategies, capital raised of $1.1 billion from two new CLO launches, $648.0 million of inflows from BDCs, $593.2 million of inflows from the long only platform and $329.6 million from mezzanine funds,

•

$6.4 billion in our Real Estate segment primarily due to $5.0 billion from the second Asian opportunistic fund, $490.2 million from BPP U.S. and co-investment, $375.1 million from BREIT and $309.8 million from BREDS,

•

$3.3 billion in our Private Equity segment primarily due to $3.7 billion from Tactical Opportunities, $424.2 million from Strategic Partners, partially offset by $997.2 million of allocations from multi-asset products to other strategies, and

•

$2.4 billion in our Hedge Fund Solutions segment primarily related to capital raised of $1.5 billion from individual investor and specialized solutions, $548.3 million from commingled products and $317.3 million from customized solutions.

•	Market appreciation of $8.4 billion due to:

•

$4.1 billion in our Real Estate segment due to foreign exchange appreciation of $1.3 billion and carrying value increases in the opportunistic and core+ real estate funds of 5.5% and 3.2%, respectively, which includes the effect of foreign exchange,

•	$1.7 billion in our Private Equity segment primarily due to foreign exchange appreciation of $233.8 million and carrying value increases in corporate private equity of 3.3%,

•

$1.5 billion in our Credit segment primarily due to $373.8 million of appreciation from mezzanine funds ($219.5 million from market appreciation and $154.3 million from foreign exchange appreciation), $344.0 million of market appreciation from distressed strategies and $281.3 million of market appreciation from the BDCS, and

•	$1.1 billion in our Hedge Fund Solutions segment due to reasons noted above in Fee-Earning Assets Under Management.

Total Assets Under Management market appreciation (depreciation) in our Private Equity and Real Estate segments generally represents the change in fair value of the investments held and typically exceeds the Fee-Earning Assets Under Management market appreciation (depreciation) which generally represents only the invested capital.

Offsetting these increases were:

•	Realizations of $8.8 billion primarily driven by:

•

$3.2 billion in our Credit segment primarily due to $1.4 billion of realizations from distressed strategies, $732.3 million of capital returned to investors in CLO products, $778.6 million from mezzanine funds and $249.2 million in dividends from BDCs,

•

$3.1 billion in our Real Estate segment primarily due to $2.6 billion from BREP opportunistic funds and BREP co-investment, $299.2 million from BREDS and $168.0 million from the core+ real estate funds, and

•

$2.4 billion in our Private Equity segment primarily due to $851.9 million return of capital from Strategic Partners, $715.5 million from corporate private equity and $638.0 million from Tactical Opportunities.

Total Assets Under Management realizations in our Private Equity and Real Estate segments generally represent the total proceeds and typically exceed the Fee-Earning Assets Under Management realizations which generally represent only the invested capital.

•	Outflows of $2.9 billion primarily attributable to:

•	$1.7 billion in our Hedge Fund Solutions segment with outflows of $1.0 billion from individual investor and specialized solutions and $622.4 million from customized solutions,

•	$852.1 million in our Credit segment primarily due to $356.3 million from the long only platform and $244.1 million from BDCs, and

•	$202.1 million in our Real Estate segment primarily due to redemptions from the BREDS liquids funds and the crystallization of the BPP U.S. incentive fee.

Total Assets Under Management were $387.4 billion at September 30, 2017, an increase of $20.9 billion, compared to $366.6 billion at December 31, 2016. The net increase was due to:

•	Inflows of $45.7 billion related to:

•

$17.1 billion in our Credit segment primarily due to $6.6 billion of inflows from distressed strategies, $3.7 billion of capital raised from CLO launches, $3.1 billion of inflows from the long only platform, $2.0 billion of inflows from BDCs and $1.4 billion from mezzanine funds,

•

$13.0 billion in our Real Estate segment due to $5.0 billion from the second Asian opportunistic fund, $2.5 billion from BREP opportunistic funds, $2.1 billion from BREDS, $1.3 billion from BREIT and $2.0 billion from other core+ real estate funds,

•

$8.0 billion in our Hedge Fund Solutions segment primarily related to capital raised of $3.7 billion from individual investor and specialized solutions, $2.8 billion from customized solutions and $1.5 billion from commingled products, and

•

$7.7 billion in our Private Equity segment primarily related to $4.8 billion from Tactical Opportunities, $1.8 billion from BCP co-investment, $1.4 billion from Strategic Partners and $883.4 million from core private equity.

•	Market appreciation of $25.3 billion due to:

•

$12.0 billion in our Real Estate segment due to foreign exchange appreciation of $3.0 billion and carrying value increases in opportunistic and core+ real estate funds of 15.0% and 9.1%, respectively, which includes the effect of foreign exchange,

•

$6.7 billion in our Private Equity segment primarily due to foreign exchange appreciation of $839.8 million and strong fund performance, with an increase in carrying value of 12.1% in corporate private equity, 15.2% in Strategic Partners and 11.5% in Tactical Opportunities,

•	$3.4 billion in our Hedge Fund Solutions segment due to the reasons noted above in Fee-Earning Assets Under Management, and

•

$3.2 billion in our Credit segment primarily due to $865.4 million of appreciation from mezzanine funds ($484.3 million from market appreciation and $381.1 million from foreign exchange appreciation), $696.2 million of appreciation from the long only platform ($360.2 million from market appreciation and $336.0 million from foreign exchange appreciation), $572.3 million of appreciation from CLOs and $443.9 million of market appreciation from distressed strategies.

Offsetting these increases were:

•	Realizations of $36.5 billion primarily driven by:

•	$14.3 billion in our Real Estate segment primarily due to $10.8 billion from BREP opportunistic funds, $2.0 billion from BREP co-investment and $926.6 million from BREDS,

•

$11.4 billion in our Private Equity segment primarily due to continued disposition activity across the segment, mainly $7.2 billion from corporate private equity, $2.0 billion from Strategic Partners and $1.1 billion from Tactical Opportunities,

•

$10.1 billion in our Credit segment primarily due to $4.3 billion of capital returned to CLO investors, $3.2 billion of realizations from distressed strategies, $1.6 billion of realizations from mezzanine funds and $741.2 million in dividends paid to investors from BDCs, and

•	$790.6 million in our Hedge Fund Solutions segment primarily due to $751.1 million of realizations from individual investor and specialized solutions.

•	Outflows of $13.6 billion primarily attributable to:

•

$7.5 billion in our Hedge Fund Solutions segment with outflows of $3.6 billion from individual investor and specialized solutions, $2.5 billion from customized solutions and $1.4 billion from commingled products,

•	$4.0 billion in our Credit segment primarily due to $1.7 billion from distressed strategies, $988.4 million from the long only platform and $828.5 million from BDCs, and

•	$1.3 billion in our Real Estate segment primarily due to $760.4 million release of reserves in BREDS II.

Limited Partner Capital Invested

The following presents the limited partner capital invested during the respective three month periods:

Note:	Totals in graph may not add due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016 (a)	2017	2016 (a)	2017 (a)
	(Dollars in Thousands)
Limited Partner Capital Invested
Private Equity	$1,683,747	$3,725,919	$5,087,881	$12,309,148
Real Estate	1,719,764	3,778,790	6,991,360	8,741,127
Hedge Fund Solutions	144,505	360,748	493,066	572,590
Credit	588,389	2,177,565	1,874,840	5,929,711

	$4,136,405	$10,043,022	$14,447,147	$27,552,576

(a)	Reflects an adjustment to the amounts of Limited Partner Capital Invested previously reported for the Hedge Fund Solutions segment and total segments for the three months ended September 30, 2016 and March 31, 2017.

The following presents the dry powder as of quarter end of each period:

Note:	Totals may not add due to rounding.
(a)	Represents illiquid drawdown funds only; excludes marketable vehicles; includes both Fee-Earning (third party) capital and general partner and employee commitments that do not earn fees. Amounts are reduced by outstanding commitments to invest, but for which capital has not been called.

	September 30,
	2016	2017
	(Dollars in Thousands)
Dry Powder Available for Investment
Private Equity	$44,847,156	$34,910,956
Real Estate	33,224,323	32,888,192
Hedge Fund Solutions	3,962,663	3,915,873
Credit	20,160,648	20,217,968

	$102,194,790	$91,932,989

Net Accrued Performance Fees

The following table presents the accrued performance fees, net of performance fee compensation, of the Blackstone Funds as of September 30, 2017 and 2016. Net accrued performance fees presented do not include clawback amounts, if any, which are disclosed in Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. The net accrued performance fees as of each reporting date are principally unrealized carried interest and incentive fees which, if realized, can be a significant component of Distributable Earnings.

	September 30,
	2017	2016
	(Dollars in Millions)
Private Equity
BCP IV Carried Interest	$96	$158
BCP V Carried Interest	75	306
BCP VI Carried Interest	618	484
BEP I Carried Interest	77	70
BEP II Carried Interest	14	—
Tactical Opportunities Carried Interest	119	79
BTAS Carried Interest	14	10
Strategic Partners Carried Interest	56	35
Other Carried Interest	2	2

Total Private Equity (a)	1,071	1,144

Real Estate
BREP IV Carried Interest	8	8
BREP V Carried Interest	241	331
BREP VI Carried Interest	247	488
BREP VII Carried Interest	612	551
BREP VIII Carried Interest	248	132
BREP Europe III Carried Interest	182	152
BREP Europe IV Carried Interest	402	150
BREP Europe V Carried Interest	9	—
BREP Asia Carried Interest	85	102
BPP Carried Interest	86	52
BPP Incentive Fees	56	28
BREIT Incentive Fees	6	—
BREDS Carried Interest	20	14
BREDS Incentive Fees	12	2
Asia Platform Incentive Fees	9	7

Total Real Estate (a)	2,223	2,017

Hedge Fund Solutions
Carried Interest	5	—
Incentive Fees	69	15

Total Hedge Fund Solutions	74	15

Credit
Carried Interest	224	139
Incentive Fees	18	20

Total Credit	242	159

Total Blackstone
Carried Interest	3,440	3,263
Incentive Fees	170	72

Net Accrued Performance Fees	$3,610	$3,335

(a)	Private Equity and Real Estate include Co-Investments, as applicable.

Performance Fee Eligible Assets Under Management

The following represents our Performance Fee Eligible Assets Under Management as of September 30, 2017:

Note:	Totals may not add due to rounding.
(a)	Represents invested and to be invested capital at fair value, including closed commitments for funds whose investment period has not yet commenced, on which performance fees could be earned if certain hurdles are met.
(b)	Represents dry powder exclusive of non-fee earning general partner and employee commitments.

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

The following table presents the investment record of our significant drawdown funds from inception through September 30, 2017:

			Unrealized Investments			Realized Investments		Total Investments		Net IRRs (c)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	N/A	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	N/A	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	20,537	1.6x	—	2,951,018	1.4x	2,971,555	1.4x	6%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	209,846	1,175,372	1.2x	36%	20,314,898	3.1x	21,490,270	2.8x	41%	36%
BCP V (Dec 2005 / Jan 2011)	21,024,904	1,246,115	2,532,571	1.1x	43%	35,584,157	2.0x	38,116,728	1.9x	9%	8%
BCP VI (Jan 2011 / May 2016)	15,189,742	1,888,759	15,561,103	1.6x	18%	6,855,306	1.8x	22,416,409	1.6x	17%	12%
BEP I (Aug 2011 / Feb 2015)	2,437,608	165,197	2,697,741	1.4x	29%	944,061	1.9x	3,641,802	1.5x	37%	12%
BEP II (Feb 2015 / Feb 2021)	4,847,703	2,104,568	2,110,159	1.3x	—	—	N/A	2,110,159	1.3x	N/A	15%
BCP VII (May 2016 / May 2022)	18,546,060	14,233,167	2,630,834	1.1x	—	12,597	1.0x	2,643,431	1.1x	N/M	N/M

Total Corporate Private Equity	$77,144,132	$19,872,227	$26,728,317	1.4x	19%	$80,845,282	2.2x	$107,573,599	1.9x	17%	15%

Tactical Opportunities	$16,171,484	$7,168,854	$9,821,610	1.2x	6%	$2,976,806	1.5x	$12,798,416	1.3x	24%	11%
Tactical Opportunities Co-Investment and Other	4,690,335	2,255,630	2,261,966	1.2x	—	598,913	1.7x	2,860,879	1.3x	N/A	16%
Strategic Partners I-V and Co-Investment (d)	11,862,571	1,814,378	2,505,236	N/M	—	14,833,270	N/M	17,338,506	1.5x	N/A	13%
Strategic Partners VI LBO, RE and SMA (d)	7,402,171	2,595,063	3,384,834	N/M	—	1,943,750	N/M	5,328,584	1.4x	N/A	21%
Strategic Partners VII (d)	7,489,970	4,670,462	1,595,269	N/M	—	152,414	N/M	1,747,683	1.4x	N/A	82%
Strategic Partners RA II (d)	495,204	220,389	209,874	N/M	—	—	N/M	209,874	1.0x	N/A	N/M
BCEP (e)	4,755,133	3,380,911	1,374,222	1.0x	—	—	N/A	1,374,222	1.0x	N/A	N/M
Other Funds and Co-Investment (f)	454,483	N/M	45,521	0.8x	40%	636,117	0.9x	681,638	0.9x	N/M	N/M

Real Estate
Pre-BREP	$140,714	$—	$—	N/A	—	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	—	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	N/A	—	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	379,551	0.5x	34%	4,160,228	2.2x	4,539,779	1.7x	31%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	2,236,033	2.1x	22%	11,078,880	2.3x	13,314,913	2.3x	12%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,444	557,525	2,307,696	2.0x	27%	25,016,549	2.5x	27,324,245	2.5x	14%	13%
BREP VII (Aug 2011 / Apr 2015)	13,495,032	2,061,915	14,435,174	1.7x	17%	12,920,004	1.9x	27,355,178	1.8x	27%	18%
BREP VIII (Apr 2015 / Oct 2020)	16,427,724	9,656,801	9,223,720	1.4x	1%	2,559,094	1.3x	11,782,814	1.3x	19%	18%

Total Global BREP	$51,963,781	$12,276,241	$28,582,174	1.6x	13%	$63,269,673	2.2x	$91,851,847	2.0x	19%	16%

BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€—	N/A	—	€1,369,016	2.1x	€1,369,016	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008)	1,629,748	—	209,701	0.7x	28%	2,181,999	2.0x	2,391,700	1.7x	8%	6%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,140	459,583	2,772,915	2.0x	—	3,452,579	2.2x	6,225,494	2.1x	21%	16%
BREP Europe IV (Sep 2013 / Dec 2016)	6,707,816	1,433,722	8,660,125	1.6x	3%	1,531,055	1.7x	10,191,180	1.6x	26%	18%
BREP Europe V (Dec 2016 / Jun 2022)	7,807,139	5,925,061	1,841,685	1.1x	—	—	N/A	1,841,685	1.1x	N/A	22%

Total Euro BREP	€20,174,015	€7,818,366	€13,484,426	1.6x	3%	€8,534,649	2.0x	€22,019,075	1.7x	16%	14%

BREP Asia (Jun 2013 / Dec 2017)	$5,089,703	$2,607,059	$3,375,019	1.4x	1%	$2,225,256	1.7x	$5,600,275	1.5x	21%	17%
BREP Asia II (TBD)	5,032,145	5,032,145	—	N/A	N/A	—	N/A	—	N/A	N/A	N/A
BREP Co-Investment (g)	6,819,065	146,573	2,488,446	1.8x	58%	11,146,852	2.1x	13,635,298	2.0x	16%	16%

Total BREP	$93,606,713	$29,405,748	$50,753,493	1.6x	11%	$87,949,272	2.2x	$138,702,765	1.9x	18%	16%

BPP (h)	$14,810,971	$3,062,857	$15,258,841	1.3x	—	$107,286	1.9x	$15,366,127	1.3x	36%	12%
BREDS (i)	12,893,818	5,922,509	3,409,185	1.2x	—	7,402,762	1.3x	10,811,947	1.3x	12%	11%
										continued ...

			Unrealized Investments			Realized Investments		Total Investments		Net IRRs (c)
Fund (Investment Period)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Hedge Fund Solutions
BSCH (Dec 2013 / Jun 2020) (j)	$3,298,575	$2,599,011	$722,732	1.0x	—	$153,615	N/A	$876,347	1.3x	N/A	5%
BSCH Co-Investment	276,000	211,687	62,320	1.0x	—	4,298	N/A	66,618	1.0x	N/A	1%

Total Hedge Fund Solutions	$3,574,575	$2,810,698	$785,052	1.0x	—	$157,913	N/A	$942,965	1.2x	N/A	4%

Credit (k)
Mezzanine I (Jul 2007 / Oct 2011)	$2,000,000	$99,280	$146,603	1.2x	—	$4,679,765	1.6x	$4,826,368	1.6x	N/A	17%
Mezzanine II (Nov 2011 / Nov 2016)	4,120,000	1,155,092	3,262,282	1.2x	—	3,035,304	1.4x	6,297,586	1.3x	N/A	13%
Mezzanine III (Sep 2016 / Sep 2021)	6,639,133	4,252,938	2,120,486	1.1x	—	203,029	1.1x	2,323,515	1.1x	N/A	13%
Stressed / Distressed Investing I (Sep 2009 / May 2013)	3,253,143	275,335	808,796	1.1x	—	5,120,819	1.5x	5,929,615	1.4x	N/A	11%
Stressed / Distressed Investing II (Jun 2013 / Jun 2018)	5,125,000	907,391	3,652,108	1.2x	—	1,584,226	1.2x	5,236,334	1.2x	N/A	14%
Stressed / Distressed Investing III (TBD)	6,004,072	6,004,072	—	N/A	—	—	N/A	—	N/A	N/A	N/A
Energy Select Opportunities (Nov 2015 / Nov 2018)	2,856,866	1,143,357	1,614,309	1.1x	—	172,602	1.5x	1,786,911	1.2x	N/A	22%

Euro
European Senior Debt Fund (Feb 2015 / Feb 2018)	€1,964,689	€2,032,669	€1,538,527	1.0x	—	€371,825	1.2x	€1,910,352	1.1x	N/A	9%

Total Credit	$32,264,624	$16,240,486	$13,417,332	1.1x	—	$15,215,191	1.5x	$28,632,523	1.3x	N/A	14%

N/M	Not meaningful.
N/A	Not applicable.
(a)	Available Capital represents total investable capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital and may include leverage, less invested capital. This amount is not reduced by outstanding commitments to investments.
(b)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by invested capital.
(c)	Net Internal Rate of Return (“IRR”) represents the annualized inception to September 30, 2017 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(d)	Realizations are treated as return of capital until fully recovered and therefore unrealized and realized MOICs are not meaningful.
(e)	BCEP, or Blackstone Core Equity Partners, is a core private equity fund which invests with a more modest risk profile and longer hold period.
(f)	Returns for Other Funds and Co-Investment are not meaningful as these funds have limited transaction activity.
(g)	BREP Co-Investment represents co-investment capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(h)	BPP represents the core+ real estate funds which invest with a more modest risk profile and lower leverage. Excludes BREIT.
(i)	Excludes Capital Trust drawdown funds.
(j)	BSCH, or Blackstone Strategic Capital Holdings, is a permanent capital vehicle focused on acquiring strategic minority positions in alternative asset managers.
(k)	Funds presented represent the flagship credit drawdown funds only. The Total Credit Net IRR is the combined IRR of the eight credit drawdown funds presented.

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

Private Equity

The following table presents the results of operations for our Private Equity segment:

	Three Months Ended September 30,		2017 vs. 2016		Nine Months Ended September 30,		2017 vs. 2016
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$182,108	$131,708	$50,400	38%	$536,127	$393,833	$142,294	36%
Transaction, Advisory and Other Fees, Net	10,269	12,892	(2,623)	-20%	46,416	32,901	13,515	41%
Management Fee Offsets	(1,088)	(12,917)	11,829	-92%	(17,031)	(23,960)	6,929	-29%

Total Management and Advisory Fees, Net	191,289	131,683	59,606	45%	565,512	402,774	162,738	40%

Performance Fees
Realized
Carried Interest	101,918	26,398	75,520	286%	881,856	113,736	768,120	675%
Unrealized
Carried Interest	80,003	144,597	(64,594)	-45%	(104,230)	303,519	(407,749)	N/M

Total Performance Fees	181,921	170,995	10,926	6%	777,626	417,255	360,371	86%

Investment Income (Loss)
Realized	7,077	15,469	(8,392)	-54%	129,134	23,038	106,096	461%
Unrealized	17,440	8,884	8,556	96%	(48,398)	21,558	(69,956)	N/M

Total Investment Income	24,517	24,353	164	1%	80,736	44,596	36,140	81%
Interest and Dividend Revenue	15,089	9,160	5,929	65%	38,462	28,525	9,937	35%
Other	(8,346)	411	(8,757)	N/M	(26,270)	2,219	(28,489)	N/M

Total Revenues	404,470	336,602	67,868	20%	1,436,066	895,369	540,697	60%

Expenses
Compensation and Benefits
Compensation	96,409	73,889	22,520	30%	270,995	237,303	33,692	14%
Performance Fee Compensation
Realized
Carried Interest	48,019	13,741	34,278	249%	292,712	60,114	232,598	387%
Unrealized
Carried Interest	45,484	69,300	(23,816)	-34%	28,347	98,046	(69,699)	-71%

Total Compensation and Benefits	189,912	156,930	32,982	21%	592,054	395,463	196,591	50%
Other Operating Expenses	49,773	47,534	2,239	5%	140,260	143,968	(3,708)	-3%

Total Expenses	239,685	204,464	35,221	17%	732,314	539,431	192,883	36%

Economic Income	$164,785	$132,138	$32,647	25%	$703,752	$355,938	$347,814	98%

N/M Not meaningful.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenues

Revenues were $404.5 million for the three months ended September 30, 2017, an increase of $67.9 million compared to $336.6 million for the three months ended September 30, 2016. The increase in Revenues was primarily attributable to increases of $59.6 million in Total Management and Advisory Fees, Net and $10.9 million in Performance Fees, partially offset by a decrease of $8.8 million in Other Revenue.

Revenues in our Private Equity segment in the third quarter of 2017 were higher compared to the third quarter of 2016, driven primarily by an increase in corporate private equity management fees and appreciation in Strategic Partners and corporate private equity private investments. In the third quarter of 2017, our Private Equity segment deployed $4.3 billion of capital, committed an additional $3.2 billion and had realizations of $2.4 billion. The market environment continues to be generally characterized by high prices and competition for new investments and as a result, the outlook for capital deployment is challenging. Our portfolio companies operate in a business environment characterized by slow but improving growth in most major economies and industries. The global economic environment is generally positive, although global geopolitical concerns and uncertainty regarding governmental and tax policy in the United States continue to influence outlook. Revenues in the Private Equity segment would likely be negatively impacted if the capital markets experienced a prolonged period of volatility, including as a result of geopolitical concerns or uncertainty regarding governmental and tax policy; oil and gas prices remained depressed for a sustained period; or market and/or macroeconomic conditions were to deteriorate.

Total Management and Advisory Fees, Net were $191.3 million for the three months ended September 30, 2017, an increase of $59.6 million compared to $131.7 million for the three months ended September 30, 2016, primarily driven by an increase in Base Management Fees. Base Management Fees were $182.1 million for the three months ended September 30, 2017, an increase of $50.4 million compared to the $131.7 million for the three months ended September 30, 2016, primarily due to assets earning higher base management fees, principally due to the conclusion of a six month fee holiday for BCP VII in the fourth quarter of 2016.

Performance Fees were $181.9 million for the three months ended September 30, 2017, an increase of $10.9 million compared to $171.0 million for the three months ended September 30, 2016. The increase was driven by Strategic Partners and corporate private equity.

Other Revenue was $(8.3) million for the three months ended September 30, 2017, a decrease of $8.8 million compared to $0.4 million for the three months ended September 30, 2016, primarily driven by foreign exchange loss on our euro denominated bond.

The annualized Base Management Fee Rate increased from 0.76% at September 30, 2016 to 1.08% at September 30, 2017. The increase was principally due to the conclusion of a six month fee holiday for BCP VII, which commenced its investment period in the second quarter of 2016.

Expenses

Expenses were $239.7 million for the three months ended September 30, 2017, an increase of $35.2 million compared to $204.5 million for the three months ended September 30, 2016. The increase was primarily attributable to an increase of $33.0 million in Total Compensation and Benefits. The increase in Total Compensation and Benefits was primarily due to increases of $22.5 million in Compensation and $10.5 million in Performance Fee Compensation. Compensation increased primarily due to the increase in Management and Advisory Fees, Net, on which a portion of compensation is based. Performance Fee Compensation increased as a result of the increase in Performance Fees.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenues

Revenues were $1.4 billion for the nine months ended September 30, 2017, an increase of $540.7 million compared to $895.4 million for the nine months ended September 30, 2016. The increase in Revenues was primarily attributable to increases of $360.4 million in Performance Fees, $162.7 million in Total Management and Advisory Fees, Net and $36.1 million in Investment Income.

Performance Fees were $777.6 million for the nine months ended September 30, 2017, an increase of $360.4 million, compared to $417.3 million for the nine months ended September 30, 2016. The increase was driven by corporate private equity and Tactical Opportunities.

Total Management and Advisory Fees, Net were $565.5 million for the nine months ended September 30, 2017, an increase of $162.7 million compared to $402.8 million for the nine months ended September 30, 2016, primarily driven by an increase in Base Management Fees. Base Management Fees were $536.1 million for the nine months ended September 30, 2017, an increase of $142.3 million compared to $393.8 million for the nine months ended September 30, 2016, primarily due to assets earning higher base management fees, principally due to the conclusion of a six month fee holiday for BCP VII in the fourth quarter of 2016.

Investment Income was $80.7 million for the nine months ended September 30, 2017, an increase of $36.1 million, compared to $44.6 million for the nine months ended September 30, 2016. The increase was due to higher returns compared to the third quarter of 2016.

Expenses

Expenses were $732.3 million for the nine months ended September 30, 2017, an increase of $192.9 million compared to $539.4 million for the nine months ended September 30, 2016. The increase was primarily attributable to an increase of $196.6 million in Total Compensation and Benefits. The increase in Total Compensation and Benefits was primarily due to an increase in Performance Fee Compensation of $162.9 million. Performance Fee Compensation increased as a result of the increase in Performance Fees Revenue.

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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended September 30,				Nine Months Ended September 30,				September 30, 2017 Inception to Date
	2017		2016 (a)		2017		2016 (a)		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	10%	9%	6%	5%	7%	6%	10%	9%	55%	41%	50%	36%
BCP V	5%	4%	-4%	-3%	9%	7%	6%	5%	11%	9%	10%	8%
BCP VI	3%	3%	6%	5%	18%	14%	7%	6%	25%	17%	18%	12%
BCP VII	4%	N/M	N/A	N/A	11%	N/M	N/A	N/A	5%	N/M	16%	N/M
BEP I	-2%	-2%	3%	3%	6%	5%	8%	6%	41%	37%	16%	12%
BEP II (b)	4%	1%	N/M	N/M	17%	8%	N/M	N/M	N/A	N/A	35%	15%
BCOM	4%	4%	-30%	-30%	-10%	-11%	11%	9%	13%	6%	13%	6%
Tactical Opportunities	4%	3%	5%	4%	12%	13%	8%	6%	31%	24%	15%	11%
Strategic Partners	6%	5%	—	—	16%	14%	2%	—	N/A	N/A	17%	14%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M Not meaningful.

N/A Not applicable.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and carried interest allocations.

(b)	BEP II’s 2016 investment returns are presented as N/M due to the early stage nature and limited operations of the fund’s investments. Accordingly, the 2016 returns would only be reflective of the impact of fees and expenses incurred to date.

The corporate private equity funds within the Private Equity segment have five funds with closed investment periods: BCP IV, BCP V, BCP VI, BCOM and BEP I. As of September 30, 2017, BCP IV was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes based on the timings of fund closings, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner is subject to equalization such that (a) the general partner accrues carried interest when the respective carried interest for either fund class is positive and (b) the general partner realizes carried interest so long as clawback obligations, if any, for either of the respective fund classes are fully satisfied. During the quarter, both fund classes in aggregate were above their respective carried interest thresholds. BCP VI is currently above its carried interest threshold. BCOM is currently above its carried interest threshold and has generated inception to date positive returns. We are entitled to retain previously realized carried interest up to 20% of BCOM’s net gains. As a result, Performance Fees are recognized from BCOM on current period gains and losses. BEP I is currently above its carried interest threshold.

Real Estate

The following table presents the results of operations for our Real Estate segment:

	Three Months Ended September 30,		2017 vs. 2016		Nine Months Ended September 30,		2017 vs. 2016
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$224,048	$197,629	$26,419	13%	$649,792	$598,540	$51,252	9%
Transaction and Other Fees, Net	20,616	14,190	6,426	45%	57,982	71,096	(13,114)	-18%
Management Fee Offsets	(4,232)	(842)	(3,390)	403%	(12,800)	(5,656)	(7,144)	126%

Total Management Fees, Net	240,432	210,977	29,455	14%	694,974	663,980	30,994	5%

Performance Fees
Realized
Carried Interest	261,122	461,980	(200,858)	-43%	1,169,967	928,989	240,978	26%
Incentive Fees	50,588	3,857	46,731	N/M	58,817	14,025	44,792	319%
Unrealized
Carried Interest	292,544	(113,449)	405,993	N/M	347,476	(209,846)	557,322	N/M
Incentive Fees	(21,977)	14,445	(36,422)	N/M	19,344	30,152	(10,808)	-36%

Total Performance Fees	582,277	366,833	215,444	59%	1,595,604	763,320	832,284	109%

Investment Income (Loss)
Realized	44,449	46,704	(2,255)	-5%	221,627	79,608	142,019	178%
Unrealized	(8,319)	(6,725)	(1,594)	24%	(112,691)	(17,764)	(94,927)	534%

Total Investment Income	36,130	39,979	(3,849)	-10%	108,936	61,844	47,092	76%
Interest and Dividend Revenue	24,283	12,460	11,823	95%	63,448	38,732	24,716	64%
Other	(13,108)	(548)	(12,560)	N/M	(39,223)	(226)	(38,997)	N/M

Total Revenues	870,014	629,701	240,313	38%	2,423,739	1,527,650	896,089	59%

Expenses
Compensation and Benefits
Compensation	105,753	99,886	5,867	6%	318,721	303,352	15,369	5%
Performance Fee Compensation
Realized
Carried Interest	84,192	147,419	(63,227)	-43%	388,409	246,936	141,473	57%
Incentive Fees	21,887	1,764	20,123	N/M	26,182	7,197	18,985	264%
Unrealized
Carried Interest	113,731	(38,972)	152,703	N/M	184,703	2,988	181,715	N/M
Incentive Fees	(10,005)	6,229	(16,234)	N/M	8,184	12,929	(4,745)	-37%

Total Compensation and Benefits	315,558	216,326	99,232	46%	926,199	573,402	352,797	62%
Other Operating Expenses	58,012	47,908	10,104	21%	165,354	148,206	17,148	12%

Total Expenses	373,570	264,234	109,336	41%	1,091,553	721,608	369,945	51%

Economic Income	$496,444	$365,467	$130,977	36%	$1,332,186	$806,042	$526,144	65%

N/M Not meaningful.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenues

Revenues were $870.0 million for the three months ended September 30, 2017, an increase of $240.3 million compared to $629.7 million for the three months ended September 30, 2016. The increase in Revenues was primarily attributable to increases of $215.4 million in Performance Fees and $29.5 million in Total Management Fees, Net.

In the third quarter of 2017, revenues in our Real Estate segment increased primarily due to greater appreciation in private investments in our BREP opportunistic funds compared to the third quarter of 2016. In the third quarter of 2017, our Real Estate segment deployed or committed a total of $6.7 billion and had realizations of $3.1 billion. Overall, operating trends in our Real Estate portfolio remain stable and supply-demand fundamentals remain solid in most markets, although we continue to see decelerating growth in certain geographies and sectors, notably retail. As a result of less distress and rising asset values, the current environment and outlook for opportunistic capital deployment in the U.S. has become increasingly challenging, although opportunities in other geographic markets, most notably Europe, remain strong. In our real estate debt funds, liquid fund performance was stable in the third quarter of 2017. Revenues in our Real Estate segment would likely be negatively impacted if the capital markets experienced a period of prolonged volatility, including as a result of geopolitical concerns or uncertainty regarding governmental and tax policy, or market and/or macroeconomic conditions were to deteriorate.

Performance Fees were $582.3 million for the three months ended September 30, 2017, an increase of $215.4 million compared to $366.8 million for the three months ended September 30, 2016. The increase in Performance Fees was primarily due to an increase in the net appreciation of investment holdings in our opportunistic funds, which appreciated 5.5% versus 3.7% in the comparable 2016 quarter. Our core+ real estate funds, real estate debt drawdown and hedge funds appreciated 3.2%, 3.7% and 2.1%, respectively.

Total Management Fees, Net were $240.4 million for the three months ended September 30, 2017, an increase of $29.5 million compared to $211.0 million for the three months ended September 30, 2016, driven primarily by an increase in Base Management Fees. Base Management Fees were $224.0 million for the three months ended September 30, 2017, an increase of $26.4 million compared to $197.6 million for the three months ended September 30, 2016, primarily due to the launch of BREP Europe V in the fourth quarter of 2016.

Expenses

Expenses were $373.6 million for the three months ended September 30, 2017, an increase of $109.3 million compared to $264.2 million for the three months ended September 30, 2016. The increase was primarily attributable to an increase in Performance Fee Compensation of $93.4 million. Performance Fee Compensation increased as a result of the increase in Performance Fees Revenue.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenues

Revenues were $2.4 billion for the nine months ended September 30, 2017, an increase of $896.1 million compared to $1.5 billion for the nine months ended September 30, 2016. The increase in Revenues was primarily attributable to increases of $832.3 million in Performance Fees, $47.1 million in Investment Income and $31.0 million in Total Management Fees, Net, partially offset by a decrease of $39.0 million in Other Revenue.

Performance Fees were $1.6 billion for the nine months ended September 30, 2017, an increase of $832.3 million compared to $763.3 million for the nine months ended September 30, 2016. Performance Fees increased due to the net increase in the appreciation of investment holdings within our opportunistic funds. For the nine months ended September 30, 2017, the carrying value of investments for our opportunistic funds increased 15.0% versus 7.3% for the comparable 2016 period. Our core+ real estate funds, real estate debt drawdown funds and real estate hedge funds appreciated 9.1%, 11.5% and 7.8%, respectively.

Investment Income was $108.9 million for the nine months ended September 30, 2017, an increase of $47.1 million compared to $61.8 million for the nine months ended September 30, 2016, primarily due to the net increase in the appreciation of investment holdings in our opportunistic funds and the net increase in the appreciation of the Partnership’s principal investments.

Total Management Fees, Net were $695.0 million for the nine months ended September 30, 2017, an increase of $31.0 million compared to $664.0 million for the nine months ended September 30, 2016, primarily driven by an increase in Base Management Fees, partially offset by a decrease in Transactions and Other Fees, Net. Base Management Fees were $649.8 million for the nine months ended September 30, 2017, an increase of $51.3 million compared to $598.5 million for the nine months ended September 30, 2016, primarily due to the launch of BREP Europe V in the fourth quarter of 2016 and the corresponding expiration of its fee holiday in the second quarter of 2017. Transaction and Other Fees, Net were $58.0 million for the nine months ended September 30, 2017, a decrease of $13.1 million compared to $71.1 million for the nine months ended September 30, 2016, primarily due to the timing of investment closings in our BREP global funds.

Other Revenue was $(39.2) million for the nine months ended September 30, 2017, a decrease of $39.0 million compared to $(0.2) million for the nine months ended September 30, 2016, primarily driven by foreign exchange loss on our euro denominated bond.

Expenses

Expenses were $1.1 billion for the nine months ended September 30, 2017, an increase of $369.9 million compared to $721.6 million for the nine months ended September 30, 2016. The increase was primarily attributable to an increase in Performance Fee Compensation of $337.4 million. Performance Fee Compensation increased as a result of the increase in Performance Fees Revenue.

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

The following table presents the internal rates of return of our significant real estate funds:

	Three Months Ended September 30,				Nine Months Ended September 30,				September 30, 2017 Inception to Date
	2017		2016		2017		2016		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP IV	—	—	-3%	-2%	1%	1%	-11%	-9%	52%	31%	22%	12%
BREP V	8%	7%	5%	5%	11%	10%	5%	5%	15%	12%	14%	11%
BREP VI	11%	10%	3%	3%	21%	17%	8%	7%	18%	14%	17%	13%
BREP VII	8%	6%	3%	2%	15%	12%	6%	4%	38%	27%	26%	18%
BREP VIII	4%	3%	8%	5%	18%	12%	23%	15%	35%	19%	29%	18%
BREP International II (b)	7%	7%	-1%	-1%	13%	12%	2%	2%	10%	8%	8%	6%
BREP Europe III (b)	4%	3%	-2%	-2%	19%	15%	-7%	-7%	35%	21%	24%	16%
BREP Europe IV (b)	2%	2%	3%	2%	26%	20%	6%	4%	40%	26%	25%	18%
BREP Europe V (b)	10%	6%	N/A	N/A	N/M	N/M	N/A	N/A	N/A	N/A	53%	22%
BREP Co-Investment (c)	9%	8%	5%	4%	16%	15%	10%	9%	18%	16%	18%	16%
BREP Asia	3%	2%	10%	8%	19%	13%	25%	18%	30%	21%	26%	17%
BPP	3%	3%	3%	3%	10%	8%	10%	8%	37%	36%	14%	12%
BREDS Drawdown	4%	3%	4%	3%	12%	11%	10%	6%	17%	12%	16%	11%
BREDS Liquid	3%	2%	3%	2%	10%	8%	2%	—	N/A	N/A	12%	8%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M Not meaningful.

N/A Not applicable.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations.
(b)	Euro-based internal rates of return.
(c)	Excludes fully realized co-investments prior to Blackstone’s IPO.

The following table presents the carried interest status of our real estate carry funds with expired investment periods which are currently not generating performance fees as of September 30, 2017:

	Gain to Cross Carried Interest Threshold (a)
Fully Invested Funds	Amount	% Change in Total Enterprise Value (b)	% Change in Equity Value
	(Amounts in Millions)
BREP International II (Sep 2005 / Jun 2008)	€838	129%	454%

(a)	The general partner of each fund is allocated carried interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross carried interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing carried interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.
(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value.

The Real Estate segment has four funds in their investment period, which were above their respective carried interest thresholds as of September 30, 2017: BREP VIII, BREP Europe V, BREP Asia and BREDS III.

Hedge Fund Solutions

The following table presents the results of operations for our Hedge Fund Solutions segment:

	Three Months Ended September 30,		2017 vs. 2016		Nine Months Ended September 30,		2017 vs. 2016
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$129,410	$130,305	$(895)	-1%	$386,576	$390,586	$(4,010)	-1%
Transaction and Other Fees, Net	48	116	(68)	-59%	2,003	654	1,349	206%
Management Fee Offsets	(28)	—	(28)	N/M	(28)	—	(28)	N/M

Total Management Fees, Net	129,430	130,421	(991)	-1%	388,551	391,240	(2,689)	-1%

Performance Fees
Realized
Incentive Fees	14,217	4,572	9,645	211%	35,896	7,005	28,891	412%
Unrealized
Carried Interest	635	(84)	719	N/M	4,575	749	3,826	511%
Incentive Fees	29,349	12,038	17,311	144%	92,118	10,139	81,979	809%

Total Performance Fees	44,201	16,526	27,675	167%	132,589	17,893	114,696	641%

Investment Income (Loss)
Realized	1,316	(1,211)	2,527	N/M	909	(6,471)	7,380	N/M
Unrealized	12,723	12,219	504	4%	42,594	9,285	33,309	359%

Total Investment Income	14,039	11,008	3,031	28%	43,503	2,814	40,689	N/M
Interest and Dividend Revenue	10,594	4,692	5,902	126%	26,917	15,193	11,724	77%
Other	(5,859)	(260)	(5,599)	N/M	(18,189)	(523)	(17,666)	N/M

Total Revenues	192,405	162,387	30,018	18%	573,371	426,617	146,754	34%

Expenses
Compensation and Benefits
Compensation	44,347	47,206	(2,859)	-6%	139,312	145,811	(6,499)	-4%
Performance Fee Compensation
Realized
Incentive Fees	6,884	2,902	3,982	137%	18,563	6,090	12,473	205%
Unrealized
Carried Interest	216	35	181	517%	1,603	273	1,330	487%
Incentive Fees	10,397	4,557	5,840	128%	33,643	3,842	29,801	776%

Total Compensation and Benefits	61,844	54,700	7,144	13%	193,121	156,016	37,105	24%
Other Operating Expenses	29,047	27,432	1,615	6%	81,087	80,796	291	0%

Total Expenses	90,891	82,132	8,759	11%	274,208	236,812	37,396	16%

Economic Income	$101,514	$80,255	$21,259	26%	$299,163	$189,805	$109,358	58%

N/M Not meaningful.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenues

Revenues were $192.4 million for the three months ended September 30, 2017, an increase of $30.0 million compared to $162.4 million for the three months ended September 30, 2016. The increase in Revenues was primarily attributable to an increase of $27.7 million in Performance Fees.

Revenues in our Hedge Fund Solutions segment in the third quarter of 2017 increased compared to the third quarter of 2016, primarily due to an increase in Incentive Fees as a result of positive performance across multiple strategies along with the fact that a significantly higher percentage of Fee-Earning Assets Under Management eligible for Incentive Fees was above the high water mark as of the end of the third quarter of 2017 (89%) as compared to the end of the third quarter of 2016 (67%). Hedge Fund Solutions revenues would likely be negatively impacted if global asset prices experienced a period of decline, including as a result of geopolitical concerns or uncertainty regarding governmental and tax policy, or liquidity needs caused investors to withdraw assets.

Performance Fees were $44.2 million for the three months ended September 30, 2017, an increase of $27.7 million compared to $16.5 million for the three months ended September 30, 2016. The increase in Performance Fees in our Hedge Fund Solutions segment was primarily driven by a greater percentage of our Fee-Earning Assets Under Management earning Performance Fees, on comparable returns, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Expenses

Expenses were $90.9 million for the three months ended September 30, 2017, an increase of $8.8 million compared to $82.1 million for the three months ended September 30, 2016. The increase in expenses was primarily attributable to an increase of $10.0 million in Performance Fee Compensation, partially offset by a decrease of $2.9 million in Compensation. The increase in Performance Fee Compensation was due to the increase in Performance Fees Revenue. The decrease in Compensation was primarily due to the decrease in Management Fees, Net, on which a portion of compensation is based.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenues

Revenues were $573.4 million for the nine months ended September 30, 2017, an increase of $146.8 million compared to $426.6 million for the nine months ended September 30, 2016. The increase in Revenues was primarily attributable to increases of $114.7 million in Performance Fees and $40.7 million in Investment Income.

Performance Fees were $132.6 million for the nine months ended September 30, 2017, an increase of $114.7 million compared to $17.9 million for the nine months ended September 30, 2016. The increase in Performance Fees in our Hedge Fund Solutions segment was primarily driven by higher returns in our BPS Composite, 6.6% gross (5.8% net) for the nine months ended September 30, 2017 compared to 1.2% gross (0.6% net) in the comparable 2016 year to date period.

Investment Income was $43.5 million for the nine months ended September 30, 2017, an increase of $40.7 million compared to $2.8 million for the nine months ended September 30, 2016. The increase in Investment Income was primarily driven by the year over year net appreciation of investments of which Blackstone owns a share.

Expenses

Expenses were $274.2 million for the nine months ended September 30, 2017, an increase of $37.4 million compared to $236.8 million for the nine months ended September 30, 2016. The increase in expenses was primarily due to an increase in Performance Fee Compensation of $43.6 million, partially offset by a decrease in Compensation of $6.5 million. The increase in Performance Fee Compensation was due to the increase in Performance Fees Revenue. The decrease in Compensation was primarily due to the decrease in Management Fees Revenue, on which a portion of compensation is based.

Operating Metrics

The following table presents information regarding our Incentive Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees		Estimated % Above High Water Mark / Benchmark (a)
	As of September 30,		As of September 30,
	2016	2017	2016	2017
	(Dollars in Thousands)
BAAM-Managed Funds (b)	$37,149,111	$39,369,024	67%	89%

(a)	Estimated % Above High Water Mark/Benchmark represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable BAAM-managed fund has positive investment performance relative to a benchmark, where applicable. Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark or clear a benchmark return, thereby resulting in an increase in Estimated % Above High Water Mark/Benchmark.
(b)	For the BAAM-managed funds, at September 30, 2017 the incremental appreciation needed for the 11% of Fee-Earning Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $363.5 million, a decrease of $306.3 million, compared to $669.7 million at September 30, 2016. Of the Fee-Earning Assets Under Management below their respective High Water Marks/Benchmarks as of September 30, 2017, 40% were within 5% of reaching their respective High Water Mark.

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

The following table presents the return information of the BAAM Principal Solutions Composite:

	Three Months Ended September 30,				Nine Months Ended September 30,				Average Annual Returns (a)
									Periods Ended September 30, 2017
	2017		2016		2017		2016		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Principal Solutions Composite (b)	2%	2%	3%	3%	7%	6%	1%	1%	9%	8%	5%	4%	7%	6%	7%	6%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)

BAAM’s Principal Solutions (“BPS”) Composite covers the period from January 2000 to present, although BAAM’s inception date is September 1990. BPS Composite does not include BAAM’s individual investor solutions (i.e., liquid alternatives), long-biased commodities, ventures (i.e., seeding and minority interests), strategic opportunities (i.e., co-investments), Senfina (i.e., direct trading) and advisory (non-discretionary)

platforms, except for investments by BPS funds directly into those platforms. BAAM-managed funds in liquidation and non fee-paying assets (net returns only) are also excluded. The historical return is from January 1, 2000.

Credit

The following table presents the results of operations for our Credit segment:

	Three Months Ended September 30,		2017 vs. 2016		Nine Months Ended September 30,		2017 vs. 2016
	2017	2016	$	%	2017	2016	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$134,336	$133,867	$469	0%	$411,733	$391,249	$20,484	5%
Transaction and Other Fees, Net	1,362	1,823	(461)	-25%	5,008	4,589	419	9%
Management Fee Offsets	(4,867)	(7,091)	2,224	-31%	(27,379)	(26,731)	(648)	2%

Total Management Fees, Net	130,831	128,599	2,232	2%	389,362	369,107	20,255	5%

Performance Fees
Realized
Carried Interest	6,269	15,644	(9,375)	-60%	31,101	15,940	15,161	95%
Incentive Fees	36,393	21,866	14,527	66%	94,728	67,078	27,650	41%
Unrealized
Carried Interest	59,415	75,093	(15,678)	-21%	95,109	147,609	(52,500)	-36%
Incentive Fees	(15,844)	5,689	(21,533)	N/M	(11,391)	6,988	(18,379)	N/M

Total Performance Fees	86,233	118,292	(32,059)	-27%	209,547	237,615	(28,068)	-12%

Investment Income (Loss)
Realized	7,346	(328)	7,674	N/M	12,299	8,028	4,271	53%
Unrealized	(4,460)	12,875	(17,335)	N/M	3,777	3,726	51	1%

Total Investment Income	2,886	12,547	(9,661)	-77%	16,076	11,754	4,322	37%
Interest and Dividend Revenue	14,132	6,769	7,363	109%	34,402	20,945	13,457	64%
Other	(6,831)	(28)	(6,803)	N/M	(21,218)	403	(21,621)	N/M

Total Revenues	227,251	266,179	(38,928)	-15%	628,169	639,824	(11,655)	-2%

Expenses
Compensation and Benefits
Compensation	56,289	47,614	8,675	18%	168,054	155,687	12,367	8%
Performance Fee Compensation
Realized
Carried Interest	1,803	7,267	(5,464)	-75%	14,373	7,461	6,912	93%
Incentive Fees	18,052	10,770	7,282	68%	46,311	31,523	14,788	47%
Unrealized
Carried Interest	27,727	39,681	(11,954)	-30%	42,618	73,940	(31,322)	-42%
Incentive Fees	(7,486)	2,722	(10,208)	N/M	(5,182)	2,874	(8,056)	N/M

Total Compensation and Benefits	96,385	108,054	(11,669)	-11%	266,174	271,485	(5,311)	-2%
Other Operating Expenses	36,747	28,016	8,731	31%	105,854	83,700	22,154	26%

Total Expenses	133,132	136,070	(2,938)	-2%	372,028	355,185	16,843	5%

Economic Income	$94,119	$130,109	$(35,990)	-28%	$256,141	$284,639	$(28,498)	-10%

N/M Not meaningful.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenues

Revenues were $227.3 million for the three months ended September 30, 2017, a decrease of $38.9 million compared to $266.2 million for the three months ended September 30, 2016. This change was primarily attributable to decreases of $32.1 million in Performance Fees and $9.7 million in Investment Income, partially offset by an increase of $7.4 million in Interest and Dividend Revenue.

Revenues in our Credit segment decreased in the third quarter of 2017 compared to the third quarter of 2016, driven primarily by greater appreciation in the third quarter of 2016 as a result of recovery from market dislocation experienced at the end of 2015 and early 2016. Despite the continuing low interest rate environment and depressed commodity prices, our Credit funds were able to identify attractive investment opportunities, particularly in Europe and the energy sector, deploying or committing a total of $3.0 billion in the third quarter of 2017. Our Credit segment revenues may, however, be negatively impacted by prolonged periods of market pressure; a sustained period of depressed energy prices; market volatility; geopolitical concerns or uncertainty regarding governmental and tax policy.

Performance Fees were $86.2 million for the three months ended September 30, 2017, a decrease of $32.1 million compared to $118.3 million for the three months ended September 30, 2016. This change was primarily attributable to greater appreciation in the third quarter of 2016 as a result of the recovery from market dislocation that was experienced at the end of 2015 and early 2016.

Investment Income was $2.9 million for the three months ended September 30, 2017, a decrease of $9.7 million compared to $12.5 million for the three months ended September 30, 2016. The decrease in Investment Income was generally driven by depreciation in Blackstone’s investments in the Credit funds, as well as lower investment balances following distributions during the period.

Interest and Dividend Revenue was $14.1 million for the three months ended September 30, 2017, an increase of $7.4 million compared to $6.8 million for the three months ended September 30, 2016. The increase was primarily attributable to higher interest income earned by Blackstone on larger investment balances and an increase in interest rates, which is then allocated to the segment.

Expenses

Expenses were $133.1 million for the three months ended September 30, 2017, a decrease of $2.9 million compared to $136.1 million for the three months ended September 30, 2016. The decrease in expenses was primarily attributable to a decrease of $20.3 million in Performance Fee Compensation, partially offset by increases of $8.7 million in Other Operating Expenses and $8.7 million in Compensation. The decrease in Performance Fee Compensation was due to the decrease in Performance Fees Revenue. The increase in Other Operating Expenses was primarily due to increases in interest expenses allocated to the segment and fundraising costs. The increase in Compensation was primarily due to the increase in Management Fees, Net, on which a portion of compensation is based.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenues

Revenues were $628.2 million for the nine months ended September 30, 2017, a decrease of $11.7 million compared to $639.8 million for the nine months ended September 30, 2016. This change was primarily attributable to decreases of $28.1 in Performance Fees and $21.6 million in Other Revenue, partially offset by increase of $20.3 million in Total Management Fees, Net and $13.5 million in Interest and Dividend Revenue.

Performance Fees were $209.5 million for the nine months ended September 30, 2017, a decrease of $28.1 million compared to $237.6 million for the nine months ended September 30, 2016, primarily driven by greater appreciation in the third quarter of 2016 as a result of the recovery from market dislocation that was experienced at the end of 2015 and early 2016.

Other Revenue was $(21.2) million for the nine months ended September 30, 2017, a decrease of $21.6 million compared to the nine months ended September 30, 2016, primarily driven by foreign exchange loss on our euro denominated bond.

Total Management Fees, Net were $389.4 million for the nine months ended September 30, 2017, an increase of $20.3 million compared to $369.1 million for the nine months ended September 30, 2016. The increase was primarily attributable to our long only and performing credit strategies.

Interest and Dividend Revenue was $34.4 million for the nine months ended September 30, 2017, an increase of $13.5 million compared to $20.9 million for the nine months ended September 30, 2016. The increase was primarily attributable to higher interest income earned by Blackstone on larger investment balances and an increase in interest rates, which is then allocated to the segment.

Expenses

Expenses were $372.0 million for the nine months ended September 30, 2017, an increase of $16.8 million compared to $355.2 million for the nine months ended September 30, 2016. The increase in expenses was primarily attributable to increases of $22.2 million in Other Operating Expenses and $12.4 million in Compensation, partially offset by a decrease of $17.7 million in Performance Fee Compensation. The increase in Other Operating Expenses was driven by increases in interest expenses allocated to the segment and fundraising costs. The increase in Compensation was primarily due to an increase in Management Fees Revenue, on which a portion of compensation is based. The decrease in Performance Fee Compensation was due to the decrease in Performance Fees Revenue.

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

The following table presents combined internal rates of return of the segment’s performing credit and distressed strategies funds:

	Three Months Ended September 30,				Nine Months Ended September 30,				September 30, 2017 Inception to Date
	2017		2016		2017		2016
Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Performing Credit Strategies (b)	4%	3%	6%	5%	9%	6%	17%	13%	15%	9%
Distressed Strategies (c)	3%	2%	6%	5%	4%	2%	11%	8%	11%	7%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations, net of tax advances.

(b)	Performing Credit Strategies include mezzanine lending funds, BDCs and other performing credit strategy funds. Performing Credit Strategies’ returns represent the IRR of the combined cash flows of the fee-earning funds exceeding $100 million of fair value at each respective quarter end excluding the Blackstone Funds that were contributed to GSO as part of Blackstone’s acquisition of GSO in March 2008. The inception to date returns are from July 16, 2007.
(c)	Distressed Strategies include stressed/distressed funds, event-driven credit strategies and energy strategies. Distressed Strategies’ returns represent the IRR of the combined cash flows of the fee-earning funds exceeding $100 million of fair value at each respective quarter end. The inception to date returns are from August 1, 2005.

As of September 30, 2017, there was $27.5 billion of Performance Fee eligible assets under management invested in Credit strategies that were above the hurdle necessary to generate Incentive Fees or carried interest. This represented 47% of the total Performance Fee eligible assets at fair value across all Credit strategies.

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

Total assets were $31.8 billion as of September 30, 2017, an increase of $5.4 billion from December 31, 2016.

Total liabilities were $18.3 billion as of September 30, 2017, an increase of $4.4 billion from December 31, 2016. The increase in total liabilities was primarily due to an increase in Loans Payable of $3.7 billion, primarily due to new CLO vehicles.

For the three months ended September 30, 2017, we had Total Fee Related Revenues of $692.0 million and related expenses of $385.3 million, generating Fee Related Earnings of $306.7 million and Distributable Earnings of $625.6 million. For the nine months ended September 30, 2017, we had Total Fee Related Revenues of $2.0 billion and related expenses of $1.1 billion, generating Fee Related Earnings of $908.6 million and Distributable Earnings of $2.6 billion.

Sources and Uses of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, the proceeds from our issuances of senior notes, liquid investments we hold on our balance sheet for our own use and access to our $1.5 billion committed revolving credit facility. As of September 30, 2017, Blackstone had $1.3 billion in cash and cash equivalents, $3.7 billion invested in corporate treasury investment, $1.9 billion invested in Blackstone Funds and other investments, against $3.5 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.

On September 25, 2017, Blackstone commenced a cash tender offer for any and all of its 2019 Notes. On September 29, 2017, the cash tender offer expired and $259.7 million aggregate principal amount of the 2019 Notes were validly tendered. Payment for the tendered notes was made on October 4, 2017. On November 1, 2017, in accordance with the make-whole provision under the indenture governing the 2019 Notes, Blackstone redeemed the remainder of the 2019 Notes that were not tendered.

On October 2, 2017, Blackstone issued $300 million in aggregate principal amount of 3.150% senior notes maturing on October 2, 2027 and $300 million in aggregate principal amount of 4.000% senior notes maturing on October 2, 2047.

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

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes, and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of September 30, 2017 consisted of the following:

	Blackstone and General Partner		Senior Managing Directors and Certain Other Professionals (a)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Private Equity
BCP VII	$500,000	$436,474	$225,000	$196,413
BCP VI	719,718	126,919	250,000	44,086
BCP V	629,356	39,938	—	—
BEP I	50,000	4,853	—	—
BEP II	80,000	51,873	26,667	17,291
BCEP	120,000	86,023	18,992	13,503
Tactical Opportunities	334,293	181,377	75,331	40,872
Strategic Partners	368,323	254,347	58,627	43,209
Other (b)	236,525	25,356	—	—
Real Estate
BREP VI	750,000	36,809	150,000	7,362
BREP VII	300,000	45,401	100,000	15,134
BREP VIII	300,000	176,527	100,000	58,842
BREP Europe III	100,000	13,231	35,000	4,631
BREP Europe IV	130,000	26,082	43,333	8,694
BREP Europe V	150,000	118,866	43,333	34,339
BREP Asia	50,000	23,654	16,667	7,885
BREP Asia II	50,000	50,000	16,667	16,667
BREDS II	50,000	11,696	16,667	3,899
BREDS III	50,000	39,100	16,667	13,033
Other (b)	152,098	37,350	—	—
Hedge Fund Solutions
Strategic Alliance	50,000	2,033	—	—
Strategic Alliance II	50,000	1,482	—	—
Strategic Alliance III	22,000	19,769	—	—
Strategic Holdings LP	49,500	38,943	—	—
Other (b)	2,300	1,358	—	—
Credit
Capital Opportunities Fund II LP	120,000	34,439	110,094	31,596
Capital Opportunities Fund III LP	130,783	99,167	29,854	22,753
GSO Euro Senior Debt Fund LP	63,000	42,164	56,928	38,100
BMezz II	17,692	3,085	—	—
GSO Capital Solutions	50,000	6,552	27,666	3,625
GSO Capital Solutions II	125,000	59,718	120,064	57,360
GSO Capital Solutions III	126,782	126,782	29,766	29,766
GSO Energy Select Opportunities Fund	80,000	53,184	74,694	49,657
GSO Credit Alpha Fund LP	52,102	20,852	50,217	20,098
Other (b)	84,236	35,359	15,923	4,660
Other
Treasury	523,094	398,608	—	—

	$6,666,802	$2,729,371	$1,708,157	$783,475

(a)	For some of the general partner commitments shown in the table above, we require our senior managing directors and certain other professionals to fund a portion of the commitment even though the ultimate obligation to fund the aggregate commitment is ours pursuant to the governing agreements of the respective funds. The amounts of the aggregate applicable general partner original and remaining commitment are shown in the table above. In addition, certain senior managing directors and other professionals are required to fund a de minimis amount of the commitment in the other private equity, real estate and credit-focused carry funds. We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described above will be more than sufficient to fund our working capital requirements.
(b)	Represents capital commitments to a number of other funds in each respective segment.

As of September 30, 2017, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of the Partnership, had issued and outstanding the following senior notes (collectively the “Notes”):

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended

September 30, 2017, no units were repurchased. As of September 30, 2017, the amount remaining under this program available for repurchases was $335.8 million.

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

The following table is a reconciliation of Net Income (Loss) Attributable to The Blackstone Group L.P. to Economic Income, of Economic Income to Economic Net Income, of Economic Net Income to Fee Related Earnings, of Fee Related Earnings to Distributable Earnings and of Distributable Earnings to Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization:

(Dollars in Thousands)	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net Income Attributable to The Blackstone Group L.P.	**$ 384,642**	**$ 312,905**	**$ 1,189,242**	**$ 671,284**
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	345,650	285,267	1,050,887	618,274
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	113,446	82,653	365,075	187,468
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	3,215	10,764	6,206	2,314
Net Income	**$ 846,953**	**$ 691,589**	**$ 2,611,410**	**$ 1,479,340**
Provision for Taxes	59,512	27,714	146,557	84,275
Income Before Provision for Taxes	**$ 906,465**	**$ 719,303**	**$ 2,757,967**	**$ 1,563,615**
Transaction-Related Charges[(a)]	55,714	60,029	170,524	194,121
Amortization of Intangibles[(b)]	11,344	22,054	34,032	68,470
(Income) Associated with Non-Controlling Interests of Consolidated Entities[(c)]	(116,661)	(93,417)	(371,281)	(189,782)
Economic Income	**$ 856,862**	**$ 707,969**	**$ 2,591,242**	**$ 1,636,424**
(Taxes)[(d)]	(22,552)	(20,985)	(65,525)	(59,013)
Economic Net Income	**$ 834,310**	**$ 686,984**	**$ 2,525,717**	**$ 1,577,411**
Taxes[(d)]	22,552	20,985	65,525	59,013
Performance Fee Adjustment[(e)]	(894,632)	(672,646)	(2,715,366)	(1,436,083)
Investment (Income) Adjustment[(f)]	(77,572)	(87,887)	(249,251)	(121,008)
Other Revenue[(g)]	34,144	425	104,900	(1,873)
Net Interest Loss[(h)]	2,864	14,184	20,409	41,081
Performance Fee Compensation and Benefits Adjustment[(i)]	360,901	267,415	1,080,466	554,213
Equity-Based Compensation - Non-Incentive Fee Related[(j)]	24,141	16,624	76,233	54,439
Fee Related Earnings	**$ 306,708**	**$ 246,084**	**$ 908,633**	**$ 727,193**
Net Realized Performance Fees[(k)]	293,339	352,008	1,495,296	791,737
Realized Investment Income[(l)]	60,188	60,634	363,969	104,203
Net Interest (Loss)[(h)]	(2,864)	(14,184)	(20,409)	(41,081)
Taxes and Related Payables Including Payable Under Tax Receivable Agreement[(m)]	(31,805)	(51,089)	(110,420)	(99,471)
Distributable Earnings	**$ 625,566**	**$ 593,453**	**$ 2,637,069**	**$ 1,482,581**
Interest Expense[(n)]	66,962	47,265	183,638	144,476
Taxes and Related Payables Including Payable Under Tax Receivable Agreement[(m)]	31,805	51,089	110,420	99,471
Depreciation and Amortization	6,027	7,338	18,635	19,961
Adjusted EBITDA	**$ 730,360**	**$ 699,145**	**$ 2,949,762**	**$ 1,746,489**

(a)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s IPO and certain long-term retention programs outside of annual deferred compensation and other corporate actions.
(b)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s IPO and other corporate actions.
(c)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes the amount of (Income) Loss Associated with Non-Controlling Interests of Consolidated Entities and includes the amount of Management Fee Revenues associated with consolidated CLO entities.
(d)	Taxes represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes.
(e)	This adjustment removes from Economic Income the total segment amount of Performance Fees.
(f)	This adjustment removes from Economic Income the total segment amount of Investment Income (Loss).
(g)	This adjustment removes from Economic Income the total segment amount of Other Revenue.
(h)	This adjustment represents Interest Income and Dividend Revenue less Interest Expense.
(i)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Fees, including Incentive Fee Related equity-based award expense.
(j)	Represents Non-Incentive Fee Related equity-based award expense and excludes all transaction-related equity-based charges.
(k)	Represents the adjustment for realized Performance Fees net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto. Equals the sum of Net Realized Incentive Fees and Net Realized Carried Interest.
(l)	Represents the adjustment for Blackstone’s Realized Investment Income (Loss).
(m)	Taxes and Related Payables Including Payable Under Tax Receivable Agreement represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and the Payable Under Tax Receivable Agreement.
(n)	Represents Interest Expense, including inter-segment interest related expense.

Distributions

Distributable Earnings, which is derived from Blackstone’s segment reported results, is a supplemental measure to assess performance and amounts available for distributions to Blackstone unitholders, including Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships. Distributable Earnings is intended to show the amount of net realized earnings without the effects of the consolidation of the Blackstone Funds. Distributable Earnings, which is a component of Economic Net Income, is the sum across all segments of: (a) Total Management, Advisory and Other Fees, Net, (b) Interest and Dividend Revenue, (c) Realized Performance Fees, and (d) Realized Investment Income (Loss); less (a) Compensation, excluding the expense of equity-based awards, (b) Realized Performance Fee Compensation, (c) Other Operating Expenses, and (d) Taxes and Related Payables Under the Tax Receivable Agreement

Our intention is to distribute quarterly to common unitholders approximately 85% of The Blackstone Group L.P.’s share of Distributable Earnings, subject to adjustment by amounts determined by Blackstone’s general partner to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and funds, to comply with applicable law, any of its debt instruments or other agreements, or to provide for future cash requirements such as tax-related payments, clawback obligations and distributions to unitholders for any ensuing quarter. The amount to be distributed could also be adjusted upward in any one quarter.

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

With respect to the third quarter of fiscal year 2017, we have paid to common unitholders a distribution of $0.44 per common unit, aggregating $1.85 per common unit in respect of the nine months ended September 30, 2017. With respect to fiscal year 2016, we paid common unitholders aggregate distributions of $1.52 per common unit.

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

The following table presents information regarding these financial instruments in our Condensed Consolidated Statements of Financial Condition:

	Reverse Repurchase Agreements	Repurchase Agreements	Securities Sold, Not Yet Purchased
	(Dollars in Millions)
Balance, September 30, 2017	$—	$74.7	$105.5
Balance, December 31, 2016	$118.5	$75.3	$215.4
Nine Months Ended September 30, 2017
Average Daily Balance	$33.6	$87.8	$165.7
Maximum Daily Balance	$118.5	$152.7	$262.1

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of September 30, 2017 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	October 1, 2017 to December 31, 2017	2018-2019	2020-2021	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$19,830	$146,611	$143,612	$419,457	$729,510
Purchase Obligations	9,181	24,588	4,689	—	38,458
Blackstone Issued Notes and Revolving Credit Facility (b)	—	585,000	400,000	2,563,260	3,548,260
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	19,590	303,266	214,004	1,356,721	1,893,581
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	149,309	—	531,630	8,679,959	9,360,898
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	47,766	378,946	365,741	1,337,460	2,129,913
Blackstone Funds Capital Commitments to Investee Funds (f)	644,521	—	—	—	644,521
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (g)	—	164,171	192,538	843,538	1,200,247
Unrecognized Tax Benefits, Including Interest and Penalties (h)	6,548	—	—	—	6,548
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (i)	2,729,371	—	—	—	2,729,371

Consolidated Contractual Obligations	3,626,116	1,602,582	1,852,214	15,200,395	22,281,307
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	(149,309)	—	(531,630)	(8,679,959)	(9,360,898)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	(47,766)	(378,946)	(365,741)	(1,337,460)	(2,129,913)
Blackstone Funds Capital Commitments to Investee Funds (f)	(644,521)	—	—	—	(644,521)

Blackstone Operating Entities Contractual Obligations	$2,784,520	$1,223,636	$954,843	$5,182,976	$10,145,975

(a)	We lease our primary office space and certain office equipment under agreements that expire through 2030. In connection with certain office space lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Condensed Consolidated Statements of Financial Condition. The amounts are presented net of contractual sublease commitments.
(b)	Represents the principal amount due on the senior notes we issued. As of September 30, 2017, we had no outstanding borrowings under our revolver. See “— Significant Transactions” for events occurring after September 30, 2017 related to our senior notes.
(c)	Represents interest to be paid over the maturity of our senior notes and borrowings under our revolving credit facility which has been calculated assuming no pre-payments are made and debt is held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.
(d)	These obligations are those of the Blackstone Funds including the consolidated CLO vehicles.

(e)	Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of September 30, 2017, at spreads to market rates pursuant to the financing agreements, and range from 0.6% to 9.4%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(f)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(g)	Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s IPO in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Condensed Consolidated Financial Statements and shown in Note 16. “Related Party Transactions” (see “Part I. Item 1. Financial Statements”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(h)	The total represents gross unrecognized tax benefits of $3.3 million and interest and penalties of $3.2 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $0.3 million and interest of $0.4 million; therefore, such amounts are not included in the above contractual obligations table.
(i)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

Blackstone and certain of its consolidated funds provide financial guarantees. The amounts and nature of these guarantees are described in Note 17. “Commitments and Contingencies – Contingencies – Guarantees” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of September 30, 2017.

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

As of September 30, 2017, the total clawback obligations were $2.2 million, of which $1.1 million related to Blackstone Holdings and $1.1 million related to current and former Blackstone personnel. If, at September 30, 2017, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Carried Interest subject to potential clawback would be $5.4 billion, on an after-tax basis where applicable, of which Blackstone Holdings is potentially liable for $5.0 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote. (See Note 16. “Related Party Transactions” and Note 17. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.)

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

On funds of hedge funds, certain hedge funds and separately managed accounts invested in hedge funds:

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

The carrying value of goodwill was $1.7 billion as of September 30, 2017 and December 31, 2016. At September 30, 2017 and December 31, 2016, we determined that there was no evidence of goodwill impairment.

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

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the fair value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the nine months ended September 30, 2017 and September 30, 2016, the percentages of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	Nine Months Ended September 30,
	2017	2016
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	32%	35%

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of September 30, 2017 and September 30, 2016, we estimate that a 10% decline in fair value of the investments would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

	September 30,
	2017			2016
	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$88,953	$1,341,724	$184,092	$91,459	$1,282,928	$250,895

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Total Assets Under Management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	September 30, 2017
	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Private Equity	$51,433,331	73%
Real Estate	$75,715,915	85%
Credit	$56,543,361	55%

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of September 30, 2017 and September 30, 2016, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

	September 30,
	2017			2016
	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$13,979	$434,471	$31,749	$13,044	$195,523	$29,521

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of September 30, 2017 and September 30, 2016, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	September 30,
	2017	2016
	(Dollars in Thousands)
Annualized Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates	$28	$29

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

	September 30,
	2017			2016
	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets
	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$31,548	(a)	$20,614	$20,762	(a)	$17,272

(a)	As of September 30, 2017 and 2016, this represents 0.6% and 0.5% of our portfolio of liquid assets, respectively.

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

We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	September 30,
	2017	2016
	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$45,305	$26,902

(a)	As of September 30, 2017 and 2016, this represents 0.9% and 0.7% of our portfolio of liquid assets, respectively.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended September 30, 2017, no units were repurchased. As of September 30, 2017, the amount remaining available for repurchases was $335.8 million under this program. See “Part I. Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 14. Net Income Per Common Unit” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Used of Liquidity” for further information regarding this unit repurchase program.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common units and Blackstone Holdings Partnership Units.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

4.1	Tenth Supplemental Indenture dated as of October 2, 2017 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on October 2, 2017).

4.2	Form of 3.150% Senior Note due 2027 (included in Exhibit 4.1 hereto).

4.3	Eleventh Supplemental Indenture dated as of October 2, 2017 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC October 2, 2017).

4.4	Form of 4.000% Senior Note due 2047 (included in Exhibit 4.3 hereto).

10.1*	Aircraft Dry Lease Agreement between GH4 Partners LLC and Blackstone Administrative Services Partnership L.P. dated as of August 7, 2017.

10.2*	Aircraft Dry Lease Agreement between XB Partners LLC and Blackstone Administrative Services Partnership L.P. dated as of August 7, 2017.

10.3*	Aircraft Dry Lease Agreement between GBBX Associates LLC, WLBX LLC and Blackstone Administrative Services Partnership L.P. dated as of August 7, 2017.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

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

Date: November 7, 2017

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C., its General Partner

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)