Form 10-K
period 2017-12-31
Blackstone Group L.P.
filed 2018-03-01
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common units of the Registrant held by non-affiliates as of June 30, 2017 was approximately $21.4 billion, which includes non-voting common units with a value of approximately $1.1 billion.

The number of the Registrant’s voting common units representing limited partner interests outstanding as of February 22, 2018 was 659,087,647.

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

Website and Social Media Disclosure

We use our website (www.blackstone.com), Facebook page (www.facebook.com/blackstone), Twitter (www.twitter.com/blackstone), LinkedIn (www.linkedin.com/company/blackstonegroup), Instagram (www.instagram.com/blackstone), SoundCloud (https://soundcloud.com/blackstone-300250613) and YouTube (www.youtube.com/user/blackstonegroup) accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about Blackstone when you enroll your e-mail address by visiting the “Contact Us/Email Alerts” section of our website at http://ir.blackstone.com. The contents of our website, any alerts and social media channels are not, however, a part of this report.

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

“Blackstone Funds,” “our funds” and “our investment funds” refer to the private equity funds, real estate funds, funds of hedge funds, credit-focused funds, collateralized loan obligation (“CLO”), real estate investment trusts and registered investment companies that are managed by Blackstone. “Our carry funds” refers to the private equity funds, real estate funds and certain of the hedge fund solutions and credit-focused funds (with multi-year drawdown, commitment-based structures that only pay carry on the realization of an investment) that are managed by Blackstone. We refer to our general corporate private equity funds as Blackstone Capital Partners (“BCP”) funds, our energy-focused private equity funds as Blackstone Energy Partners (“BEP”) funds, our core private equity fund as Blackstone Core Equity Partners (“BCEP”), our opportunistic investment platform that invests globally across asset classes, industries and geographies as Blackstone Tactical Opportunities (“Tactical Opportunities”), our secondary private equity fund of funds business as Strategic Partners Fund Solutions (“Strategic Partners”), our multi-asset investment program for eligible high net worth investors offering exposure to certain of our key illiquid investment strategies through a single commitment as Blackstone Total Alternatives Solution (“BTAS”) and our capital markets services business as Blackstone Capital Markets (“BXCM”). We refer to our real estate opportunistic funds as Blackstone Real Estate Partners (“BREP”) funds and our real estate debt investment funds as Blackstone Real Estate Debt Strategies (“BREDS”) funds. We refer to our core+ real estate funds, which target substantially stabilized assets in prime markets, as Blackstone Property Partners (“BPP”) funds. We refer to our real estate investment trusts as “REITs,” to Blackstone Mortgage Trust, Inc., our NYSE-listed REIT, as “BXMT,” and to Blackstone Real Estate Income Trust, Inc., our non-exchange traded REIT, as “BREIT.” “Our hedge funds” refers to our funds of hedge funds, certain of our real estate debt investment funds, including a registered investment company, and certain other credit-focused funds which are managed by Blackstone. “BIS” refers to Blackstone Insurance Solutions, our business that develops, distributes and manages tailored solutions for insurance companies worldwide.

“Assets Under Management” refers to the assets we manage. Our Assets Under Management equals the sum of:

(a)	the fair value of the investments held by our carry funds and our side-by-side and co-investment entities managed by us, plus (1) the capital that we are entitled to call from investors in those funds and entities pursuant to the terms of their respective capital commitments, including capital commitments to funds that have yet to commence their investment periods, or (2) for certain credit-oriented funds the amounts available to be borrowed under asset based credit facilities,

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

Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Our funds of hedge funds, hedge funds, funds structured like hedge funds and other open ended funds in our Hedge Fund Solutions, Credit and Real Estate segments generally have structures that afford an investor the right to withdraw or redeem their interests on a periodic basis (for example, annually or quarterly), typically with 30 to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. Investment advisory agreements related to certain separately managed accounts in our Hedge Fund Solutions and Credit segments, excluding our BIS separately managed accounts, may generally be terminated by an investor on 30 to 90 days’ notice.

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

Overview

Blackstone is a leading global alternative asset manager, with Total Assets Under Management of $434.1 billion as of December 31, 2017. As stewards of public funds, we look to drive outstanding results for our investors and clients by deploying capital and ideas to help businesses succeed and grow. Our alternative asset management businesses include investment vehicles focused on private equity, real estate, hedge fund solutions, non-investment grade credit, secondary private equity funds of funds and multi-asset class strategies. We also provide capital markets services.

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

As of December 31, 2017, we had 136 senior managing directors and approximately 2,225 other employees at our headquarters in New York and around the world. We believe hiring, training and retaining talented individuals coupled with our rigorous investment process has supported our excellent investment record over many years. This record in turn has allowed us to successfully and repeatedly raise additional assets from an increasingly wide variety of sophisticated investors.

2017 Highlights

Record Realization Activity and Cash Distributions to Shareholders

•

Total realizations reached $55.2 billion in 2017, a record for the firm, with strong activity across business segments. Realizations included the sale of Logicor, Blackstone’s European warehouse business, the largest private sale in the firm’s history.

•	Blackstone distributed $3.3 billion in cash distributions to shareholders with respect to 2017, our highest aggregate level in history.

Record Assets Under Management

•

Each of our investing businesses saw positive growth in both Total Assets Under Management and Fee-Earning Assets Under Management in 2017, despite record levels of realizations, given continued strong fundraising. Fee-Earning Assets Under Management rose 21% in 2017 to $335.3 billion and Total Assets Under Management rose 18% to $434.1 billion.

•	Capital inflows across our businesses reached $108.0 billion for 2017, our best year on record. Our limited partners continue to entrust us with large scale capital for new initiatives.

•	BAAM achieved $12.1 billion in capital inflows, its best year on record.

•

In our Credit segment we launched Blackstone Insurance Solutions with $22 billion of Assets Under Management, and closed on the acquisition of Harvest, contributing nearly $11 billion to Total Assets Under Management. In addition, we raised $25.3 billion additional capital across long-only credit and performing and distressed strategies.

•

Our fifth Europe-focused real estate fund obtained €7.8 billion of capital commitments, making it the largest ever dedicated European Real Estate fund; and our second Asia opportunistic real estate fund raised nearly $6 billion, and is expected to soon hit its $7 billion hard cap.

•	Private Equity raised $1.6 billion for its first Asia-focused private equity fund, and Tactical Opportunities had capital inflows of $5.9 billion in 2017, its second best year on record.

Ongoing Platform Expansion Through New Product Strategies and Channels

•	61% of our Total Assets Under Management is from businesses that did not exist at the firm at the time of our initial public offering (“IPO”).

•

One our largest new initiatives is Blackstone Insurance Solutions (“BIS”), which we established to develop, distribute and manage tailored solutions for insurance companies worldwide. BIS includes our partnership with Fidelity & Guaranty Life, which entered into an investment management agreement with us with respect to $22.4 billion in Assets Under Management.

•	Another new initiative, our dedicated infrastructure fund, will invest in infrastructure projects principally in the United States and received in 2017 an anchor commitment from a sovereign investor.

•

Our core+ real estate business, launched four years ago, has reached $27.0 billion in Assets Under Management, including a new European vehicle as well as a vehicle to manage Logicor on a long-term basis.

•

We continued to diversify our sources of capital by offering our institutional quality investment solutions to retail investors, including the private wealth/high net worth, family office, independent broker dealer and other retail-oriented channels. We’ve also launched several dedicated products for these channels over the past several years, including BAAM’s individual investor solutions platform, which now manages more than $8 billion and BREIT, our non-exchange traded REIT, which managed nearly $2 billion at the end of 2017. In total, Blackstone raised $12 billion from retail investors in 2017.

Industry-Leading Credit Rating and Strong Balance Sheet

•	Strong balance sheet with no net debt, $5.1 billion in total cash, cash equivalents and corporate treasury investments, and a $1.5 billion undrawn revolver.

•	S&P and Fitch have both affirmed Blackstone’s A+ / A+ credit ratings, making Blackstone the highest rated alternative asset manager and one of the highest rated global financial services firms.

•

Successfully executed bond issuances in highly oversubscribed offerings of $300 million of 3.150% notes due 2027 and $300 million of 4.000% notes due 2047, which was priced at record low credit spreads to the benchmark U.S. Treasury rates relative to our previous issuances (0.98% and 1.38% for the 10-year notes and 30-year notes, respectively), and repurchased the balance of our 6.625% notes due 2019.

•	The weighted-average maturity of our outstanding notes as of December 31, 2017 was 14.9 years.

Positively Impacting Communities

•

The Blackstone Charitable Foundation continued its work with local partners in targeted regions to create or grow non-profit programs that support networks and resources for entrepreneurs. In June 2017, working with the city of Chicago and World Business Chicago, it launched the Blackstone Challenge, a three-year pilot program focused on inclusive entrepreneurship that will award up to $3.4 million in grants to create a cohort of innovative organizations that effectively recruit and support diverse entrepreneurs and scale start-ups in the Chicago area. In October 2017, it partnered with Techstars, one of the world’s largest accelerator networks, to host student entrepreneurs from across its Blackstone LaunchPad network of 20 universities for two days of mentoring, networking, and exclusive content. The Foundation awarded $30,000 in prizes to the top student entrepreneurs.

•

The Blackstone Charitable Foundation continued Blackstone Connects, the firm’s volunteer and community service program, which delivers a variety of opportunities for employees to engage with and give back to their communities. In 2017, 70% of our employees globally volunteered.

•

In May 2017, Blackstone announced it had reached its goal of hiring 50,000 veterans, caregivers and spouses across its portfolio of companies a full year ahead of the original five-year target. Blackstone doubled down with a new goal of 50,000 additional veterans hires in the next five years. The firm continues to host annual Veterans Hiring Summits designed to help hiring executives within corporations share best practices on attracting and recruiting veterans and to assist representatives from the U.S. military and government as they work in coordination with Blackstone portfolio companies.

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

Private Equity

Our Private Equity segment, established in 1987, is a global business with approximately 275 employees managing $105.6 billion of Total Assets Under Management as of December 31, 2017. We are a world leader in private equity investing, having managed seven general private equity funds, three sector-focused funds and one geography-focused fund since we established the business. We are focused on identifying, managing and creating lasting value for our investors. Our Private Equity segment includes our corporate private equity business, which consists of our flagship private equity funds (Blackstone Capital Partners (“BCP”) funds), our sector-focused funds, including our energy-focused funds (Blackstone Energy Partners (“BEP”) funds) and our new Asia-focused fund. In addition, our Private Equity segment includes our core private equity fund, which targets control-oriented investments in high-quality companies with durable businesses and seeks to offer a lower level of risk and a longer hold period than traditional private equity, our opportunistic investment platform that invests globally across asset classes, industries and geographies, Blackstone Tactical Opportunities (“Tactical Opportunities”), our secondary private equity fund of funds business, Strategic Partners Fund Solutions (“Strategic Partners”), a multi-asset investment program for eligible high net worth investors offering exposure to certain of Blackstone’s key illiquid investment strategies through a single commitment, Blackstone Total Alternatives Solutions (“BTAS”) and our capital markets services business, Blackstone Capital Markets (“BXCM”).

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

Tactical Opportunities is our opportunistic investment platform. The Tactical Opportunities mandate invests globally across asset classes, industries and geographies, seeking to identify and execute on attractive, differentiated investment opportunities. As part of the strategy, the team leverages the intellectual capital across Blackstone’s various businesses while continuously optimizing its approach in the face of ever-changing market conditions. Tactical Opportunities’ flexible mandate enables a broad range of investment structures, including private and public securities and instruments, where the underlying exposure may be to equity or debt, and the construction of a diversified portfolio of investments.

Strategic Partners, our secondary private equity fund of funds business was established in 2000 and acquired by Blackstone in 2013. Strategic Partners seeks capital appreciation through the purchase of secondary interests in mature, high-quality private equity funds from investors seeking liquidity. Strategic Partners is focused on investing in a range of opportunities, leveraging its proprietary database to execute transactions ranging from single fund interests to complex, structured portfolio solutions, in an efficient and timely manner.

For more information concerning the revenues and fees we derive from our Private Equity segment, see “— Incentive Arrangements / Fee Structure” in this Item 1.

Real Estate

Our Real Estate group was founded in 1991 and is one of the largest real estate investment managers in the world, with $115.3 billion of Total Assets Under Management as of December 31, 2017. We operate as one globally integrated business with 320 employees and investments in North America, Europe, Asia and Latin America. Our Real Estate investment team seeks to establish a differentiated view and capitalizes on our scale and proprietary information advantages to invest with conviction and generate attractive risk-adjusted returns for our investors over the long term.

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

We launched our core+ real estate business, Blackstone Property Partners (“BPP”), in 2013 and have assembled a global portfolio of high quality core+ investments across the U.S., Europe and Asia. We manage several core+ real estate funds, which target substantially stabilized assets in prime markets with a focus on office, multifamily, industrial and retail assets. The funds generate returns through both current income and value appreciation over the long term.

We launched Blackstone Real Estate Income Trust (“BREIT”), a non-exchange traded REIT, in 2017. BREIT is focused on investing primarily in stabilized income-oriented commercial real estate in the United States.

For more information concerning the revenues and fees we derive from our Real Estate segment, see “— Incentive Arrangements / Fee Structure” in this Item 1.

Hedge Fund Solutions

Our Hedge Fund Solutions group is comprised primarily of Blackstone Alternative Asset Management (“BAAM”). BAAM is the world’s largest discretionary allocator to hedge funds, managing a broad range of commingled and customized hedge fund of fund solutions since its inception in 1990. The Hedge Fund Solution segment also includes investment platforms that seed new hedge fund businesses, purchase minority ownership interests in more established hedge funds, invest in special situations opportunities, create alternative solutions in regulated structures and trade directly. Working with our clients over the past 20 plus years, our Hedge Fund Solutions group has developed into a leading manager of institutional funds with approximately 155 employees managing $75.1 billion of Total Assets Under Management as of December 31, 2017. Hedge Fund Solutions’ overall investment philosophy is to protect and grow investors’ assets through both commingled and custom-tailored investment strategies designed to deliver compelling risk-adjusted returns and mitigate risk. Diversification, risk management, due diligence and a focus on downside protection are key tenets of our approach. For more information concerning the revenues and fees we derive from our Hedge Fund Solutions segment, see “— Incentive Arrangements / Fee Structure” in this Item 1.

Credit

Our credit business, with $138.1 billion of Total Assets Under Management as of December 31, 2017 and approximately 205 employees, consists principally of GSO Capital Partners LP (“GSO”). GSO, which was founded in 2005 and subsequently acquired by Blackstone in 2008, is one of the largest leveraged finance-focused alternative asset managers in the world and is the largest manager of CLOs globally. The investment portfolios of the funds we manage or sub-advise predominantly consist of loans and securities of non-investment grade companies spread across the capital structure including senior debt, subordinated debt, preferred stock and common equity.

The GSO business is organized into three overarching strategies: performing credit, distressed and long only. Our performing credit strategies include mezzanine lending funds, middle market direct lending funds (which would include the business development companies (“BDCs”) sub-advisory business), and other performing credit strategy funds. Our distressed strategies include credit alpha strategies, stressed/distressed funds and energy strategies. GSO’s long only strategies consist of CLOs, closed end funds, commingled funds and separately managed accounts.

In addition, our credit business includes our publicly traded master limited partnership (“MLP”) and investment platform, which are managed by Harvest Fund Advisors LLC (“Harvest”). Harvest, which was founded in 2005 and subsequently acquired by Blackstone in 2017, primarily invests capital raised from institutional investors in separately managed accounts and pooled vehicles, investing in publicly traded MLPs holding primarily midstream energy assets in the U.S.

Our credit business also includes our insurer-focused platform, BIS. BIS partners with insurers to deliver customizable and diversified portfolios of Blackstone products across asset classes, as well as the option for full management of insurance companies’ investment portfolios.

Financial and Other Information by Segment

Financial and other information by segment for the years ended December 31, 2017, 2016 and 2015 is set forth in Note 21. “Segment Reporting” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.

Pátria Investments

On October 1, 2010, we purchased a 40% equity interest in Pátria Investments Limited and Pátria Investimentos Ltda. (collectively, “Pátria”). Pátria is a leading alternative asset manager in Latin America that was founded in 1988. As of December 31, 2017, Pátria’s alternative asset management businesses had $9.9 billion in assets under management, including the management of private equity funds ($4.9 billion), infrastructure funds

($3.6 billion), real estate funds ($1.2 billion) and new initiatives ($184.7 million). Pátria has approximately 250 employees and is led by a group of three managing partners. Our investment in Pátria is a minority, non-controlling investment, which we record using the equity method of accounting. We have representatives on Pátria’s board of directors in proportion to our ownership, but we do not control the day-to-day management of the firm or the investment decisions of their funds, all of which continues to reside with the local Brazilian partners.

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

Private Equity Funds

Our Private Equity investment professionals are responsible for selecting, evaluating, structuring, diligencing, negotiating, executing, managing and exiting investments, as well as pursuing operational improvements and value creation. After an initial selection, evaluation and diligence process, the relevant team of investment professionals (i.e., the deal team) submits a proposed transaction for review by the review committee of our private equity funds. Review committee meetings are led by an executive committee of several senior managing directors of our Private Equity segment. Following assimilation of the review committee’s input and its decision to proceed, the proposed investment is vetted by the investment committee. The investment committee of our private equity funds is composed of senior leaders of the firm and selected senior managing directors of our Private Equity segment, including individuals based on the location and sector of the proposed transaction. The investment committee is responsible for approving all investment decisions made on behalf of our private equity funds. Considerations that the investment committee takes into account when evaluating an investment include the quality of a business in which the fund proposes to invest and the quality of the management team of such business, expected levered and unlevered returns of the investment in a variety of investment scenarios, the ability of the company in which the investment is made to service debt in a range of economic and interest rate environments, environmental, social and governance, or ESG, issues and macroeconomic trends in the relevant geographic region.

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

Our Tactical Opportunities business has a substantially similar process to the Private Equity process described above, with the exception of the composition of the review and investment committee. The Tactical Opportunities review committee is comprised of senior managing directors of the Tactical Opportunities business and a senior managing director of our Private Equity business, and the investment committee is comprised of Mr. Schwarzman and senior leaders of the firm and key leaders of each business unit.

Our Strategic Partners business focuses on acquiring secondary interests in private equity funds. After rigorous, highly analytical investment due diligence, the Strategic Partners investment professionals present a proposed transaction to the group’s investment committee. The Strategic Partners investment committee is comprised of senior members of our Strategic Partners business. The investment committee meets to review, and decide whether to approve or deny, transactions. The investment professionals on the Strategic Partners team are responsible for monitoring each investment once it is made. In addition to members of the investment team, and given the large number of underlying investments, the Strategic Partners Finance team will also track investment valuations pursuant to the group’s valuation policies and procedures.

Real Estate Funds

Our Real Estate investment professionals are responsible for selecting, evaluating, structuring, diligencing, negotiating, executing, managing, monitoring and exiting investments, as well as pursuing operational improvements and value creation. Our real estate operation has one global investment committee process to consider and approve all investments, similar to that described under “— Private Equity Funds.” The investment process begins with a team of investment professionals (i.e., deal team) submitting a proposed transaction for review by the applicable committee. The relevant committee scrutinizes potential transactions, provides guidance and instructions to the deal team and, if applicable, approves the investment. Considerations that the committees take into account when evaluating an investment include current and anticipated market fundamentals (including, for example, supply and demand fundamentals) and macroeconomic trends in the relevant geographic region, the quality of the asset in which the fund or vehicle proposes to invest, the appropriateness of existing or planned leverage levels of the business or asset and our ability to successfully implement operational plans and improvements and exit the investment at an expected rate of return. Deal team members and our asset management group are responsible for monitoring and enhancing investments’ operations and value.

Hedge Fund Solutions

Before deciding to invest in a new hedge fund or with a new hedge fund manager, our Hedge Fund Solutions team conducts extensive due diligence, including an on-site “front office” review of the fund’s/manager’s performance, investment terms, investment strategy and investment personnel, a “back office” review of the fund’s/manager’s operations, processes, risk management and internal controls, industry reference checks and a legal review of the investment structures and legal documents. Once initial due diligence procedures are completed and the investment and other professionals are satisfied with the results of the review, the team will present the potential investment to the relevant Hedge Fund Solutions investment committee. The investment committees are comprised of relevant senior managing directors and senior investment personnel. Existing investments are reviewed and monitored on a regular basis.

Credit

Each of our credit-focused funds has an investment committee similar to that described under “— Private Equity Funds.” The investment committees for the credit-focused funds includes senior members of the respective investment teams associated with each credit-focused fund. The investment committees review potential transactions, provide input regarding the scope of due diligence and approve recommended investments and dispositions, subject to delineated exceptions set forth in the funds’ investment charters.

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

Structure and Operation of Our Investment Vehicles

Our private investment funds are generally organized as limited partnerships with respect to U.S. domiciled vehicles and limited liability (and other similar) companies with respect to non-U.S. domiciled vehicles. In the case of our separately managed accounts, the investor, rather than us, generally controls the investment vehicle that holds or has custody of the investments we advise the vehicle to make. We conduct the sponsorship and management of our carry funds and other similar vehicles primarily through a partnership structure in which limited partnerships organized by us accept commitments and/or funds for investment from institutional investors and, to a more limited extent, high net worth individuals. Such commitments are generally drawn down from investors on an as-needed basis to fund investments over a specified term. With the exception of certain core+ real estate and real estate debt funds, our private equity and private real estate funds are commitment structured funds. For certain core+ real estate and real estate debt funds, all or a portion of the committed capital is funded on or promptly after the investor’s subscription date and cash proceeds resulting from the disposition of investments can be reused indefinitely for further investment, subject to certain investor withdrawal rights. Our Real Estate business also includes BXMT, BREIT, and a registered open-ended investment company complex, each of which is externally managed or advised by Blackstone-owned entities. Our credit-focused funds are generally commitment structured funds or open-ended where the investor’s capital is fully funded into the fund upon or soon after the subscription for interests in the fund. Ten credit-focused vehicles that we manage or sub-advise in whole or in part are registered investment companies (including BDCs). The CLO vehicles we manage are structured investment vehicles that are generally private companies with limited liability. Most of our funds of hedge funds as well as our hedge funds are structured as funds where the investor’s capital is fully funded into the fund upon the subscription for interests in the fund.

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

In some cases, one or more of our investment advisers, including within GSO, BAAM and BREDS advisers, advises or sub-advises funds registered under the 1940 Act. In addition to having an investment adviser, each investment fund that is a limited partnership, or “partnership” fund, also has a general partner that generally makes all operational and investment decisions, including the making, monitoring and disposing of investments. The limited partners of the partnership funds take no part in the conduct or control of the business of the investment funds, have no right or authority to act for or bind the investment funds and have no influence over the voting or disposition of the securities or other assets held by the investment funds. With the exception of certain of our funds of hedge funds, hedge funds, certain credit-focused and real estate debt funds, and other funds or separately managed accounts for the benefit of one or more specified investors, third party investors in our funds have the right to remove the general partner of the fund or to accelerate the termination of the investment fund without cause by a simple majority vote. In addition, the governing agreements of our investment funds provide that in the event certain “key persons” in our investment funds do not meet specified time commitments with regard to managing the fund, then investors in certain funds have the right to vote to terminate the investment period by a specified percentage (including, in certain cases a simple majority) vote in accordance with specified procedures, accelerate the withdrawal of their capital on an investor-by-investor basis, or the fund’s investment period will automatically terminate and the vote of a specified percentage (including, in certain cases a simple majority) in accordance with specified procedures is required to restart it. In addition, the governing agreements of some of our investment funds provide that investors have the right to terminate, for any reason, the investment period by a vote of 75% of the investors in such fund.

Incentive Arrangements / Fee Structure

Management Fees

The following describes the management fees received by the Blackstone investment advisers.

•

The investment adviser of each of our carry funds generally receives an annual management fee based upon a percentage of the fund’s capital commitments, invested capital and/or undeployed capital during the investment period and the fund’s invested capital or investment fair value after the investment period, except that the investment advisers to certain of our credit-focused carry/incentive funds, core+ real estate funds and our core private equity fund receive an annual management fee that is based upon a percentage of invested capital or net asset value throughout the term of the fund. These management fees are payable on a regular basis (typically quarterly) in the contractually prescribed amounts over the life of the fund. Depending on the base upon which management fees are calculated, negative performance of one or more investments in the fund may reduce the total management fee paid, but not the fee rate.

•

The investment adviser of each of our funds that are structured like hedge funds, or of our funds of hedge funds, registered mutual funds and separately managed accounts that invest in hedge funds, generally receives an annual management fee that is based upon a percentage of the fund’s or account’s net asset value. These management fees are also payable on a regular basis (typically quarterly). These funds generally provide investors liquidity through annual, semi-annual or quarterly withdrawal or redemption rights, in some cases following the expiration of a specified period of time when capital may not be withdrawn. Daily redemption rights are generally provided in the case of registered mutual funds. The amount of management fees to which the investment adviser is entitled with respect thereto will proportionately increase as the net asset value of each investor’s capital account grows and will proportionately decrease as the net asset value of each investor’s capital account decreases.

•

The investment adviser of each of our CLOs typically receives annual management fees based upon a percentage of each fund’s assets, subject to certain performance measures related to the underlying assets the vehicle owns, and additional management fees which are incentive-based (that is, subject to meeting certain return criteria). These management fees are also payable on a regular basis (typically quarterly). The term of each CLO varies from deal to deal and may be subject to early redemption or extension; typically, however, a CLO will be wound down within eight to eleven years of being launched. While the management fees tend to range from approximately 0.40% to 0.65% per annum of each fund’s aggregate par amount of collateral assets, including principal cash, for the term of the deal, the quantum of fees will decrease as the fund deleverages toward the end of its term.

•

The investment adviser of our separately managed accounts generally receives annual management fees typically based upon a percentage of each account’s net asset value or invested capital. The management fees we receive from our separately managed accounts are generally paid on a regular basis (typically quarterly) and if based on net asset value may proportionately increase or decrease based on the net asset value of the separately managed account. The management fees we are paid for managing a separately managed account will generally be subject to contractual rights the investor has to terminate our management of an account on as short as 30 days’ prior notice.

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

Incentive Fees

Incentive fees generally are performance based allocations of a fund’s net capital appreciation during a period, typically annually, subject to the achievement of minimum return levels, high water marks, and/or other hurdle provisions, in accordance with the respective terms set out in each fund’s governing agreements. Incentive fees are typically realized at the end of the measurement period. Once realized, such fees are typically not subject to clawback or reversal. The following describes the incentive fees earned generally by Blackstone.

•

In our Hedge Fund Solutions segment, the investment adviser of each of our funds of hedge funds, hedge funds, separately managed accounts that invest in hedge funds and certain non-U.S. registered investment companies, is entitled to an incentive fee of generally up to 25% of the applicable investment vehicle’s net appreciation, subject to high water mark hurdle provisions and in some cases a preferred return.

•

The general partners or similar entities of each of our real estate and credit hedge fund structures receive incentive fees of generally up to 20% of the applicable fund’s net capital appreciation per annum.

•	For the BDCs we sub-advise, we receive incentive fees of 10% of the vehicle’s net appreciation per annum (in certain cases paid quarterly), subject to a preferred return.

•

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

•

The special limited partner, an affiliate of our non-exchange traded REIT, is entitled to a performance participation interest, which is paid annually and accrues monthly, in an amount equal to 12.5% of its total return, subject to a 5% hurdle amount and a high water mark with a catch-up.

•

The general partner of certain open ended core+ real estate funds is entitled to an incentive fee allocation of generally 10% of net capital appreciation, subject to a hurdle amount generally of 6% to 7%, a loss recovery amount and a catch-up. Incentive Fees for these funds are generally realized every three years from when a limited partner makes its initial investment.

Carried Interest

The general partner or an affiliate of each of our carry funds also receives carried interest from the investment fund. Carried interest entitles the general partner (or an affiliate) to an allocation of income and gains from a fund. Our ability to generate carried interest is an important element of our business and carried interest has historically accounted for a very significant portion of our income.

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

Although a portion of any distributions by us to our unitholders may include any carried interest received by us, we do not intend to seek fulfillment of any clawback obligation by seeking to have our unitholders return any portion of such distributions attributable to carried interest associated with any clawback obligation. To the extent we are required to fulfill a clawback obligation, however, our general partner may determine to decrease the amount of our distributions to common unitholders. The clawback obligation operates with respect to a given carry fund’s own net investment performance only and carried interest of other funds is not netted for determining this contingent obligation. Moreover, although a clawback obligation is several, the governing agreements of most of our funds provide that to the extent another recipient of carried interest (such as a current or former employee) does not fund his or her respective share of the clawback obligation then due, then we and our employees who participate in such carried interest plans may have to fund additional amounts (generally an additional 50% to70%) although we retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations. We have recorded a contingent repayment obligation equal to the amount that would be due on December 31, 2017, if the various carry funds were liquidated at their current carrying value.

For additional information concerning the clawback obligations we could face, see “Item 1A. Risk Factors —We may not have sufficient cash to pay back ‘clawback’ obligations if and when they are triggered under the governing agreements with our investors.”

Advisory and Transaction Fees

Some of our investment advisers or one of their affiliates, particularly private equity, real estate and credit advisers, receive customary fees (for example, acquisition, origination and other transaction fees) upon consummation of their funds’ transactions, and may from time to time receive advisory, monitoring and other fees in connection with their activities. For most of the funds where we receive such fees, we are required to reduce the management fees charged to the funds’ limited partners by 50% to 100% of such limited partner’s share of such fees.

Capital Invested In and Alongside Our Investment Funds

To further align our interests with those of investors in our investment funds, we have invested the firm’s capital and that of our personnel in the investment funds we sponsor and manage. Minimum general partner capital commitments to our investment funds are determined separately with respect to our investment funds and, generally, are less than 5% of the limited partner commitments of any particular fund. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for more information regarding our minimum general partner capital commitments to our funds. We determine whether to make general partner capital commitments to our funds in excess of the minimum required commitments based on, among other things, our anticipated liquidity, working capital and other capital needs. In many cases, we require our senior managing directors and other professionals to fund a portion of the general partner capital commitments to our funds. In other cases, we may from time to time offer to our senior managing directors and employees a part of the funded or unfunded general partner commitments to our investment funds. Our general partner capital commitments are funded with cash and not with carried interest or deferral of management fees.

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

Competition

The asset management industry is intensely competitive, and we expect it to remain so. We compete both globally and on a regional, industry and sector basis. We compete on the basis of a number of factors, including investment performance, transaction execution skills, access to capital, access to and retention of qualified personnel, reputation, range of products and services, innovation and price.

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

Employees

As of December 31, 2017, we employed approximately 2,360 people, including our 136 senior managing directors. We strive to maintain a work environment that fosters professionalism, excellence, integrity and cooperation among our employees.

Regulatory and Compliance Matters

Our businesses, as well as the financial services industry generally, are subject to extensive regulation in the United States and elsewhere.

All of the investment advisers of our investment funds operating in the U.S. are registered as investment advisers with the SEC (other investment advisers are registered in non-U.S. jurisdictions). Registered investment advisers are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure, advertising and custody requirements, limitations on agency cross and principal transactions between an adviser and advisory clients, and general anti-fraud prohibitions.

Blackstone Advisory Partners L.P., a subsidiary of ours through which we conduct our capital markets business and certain of our fund marketing and distribution, is registered as a broker-dealer with the SEC and is subject to regulation and oversight by the SEC, is a member of the Financial Industry Regulatory Authority, or “FINRA,” and is registered as a broker-dealer in 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the Virgin Islands. In addition, FINRA, a self-regulatory organization subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including our broker-dealer entity. State securities regulators also have regulatory oversight authority over our broker-dealer entity.

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

Pursuant to the U.K. Financial Services and Markets Act 2000, or “FSMA,” certain of our subsidiaries are subject to regulations promulgated and administered by the Financial Conduct Authority (“FCA”). The Blackstone Group International Partners LLP (“BGIP”) acts as a sub-advisor to its Blackstone U.S. affiliates in relation to the investment and re-investment of Europe, Middle East and Africa (“EMEA”)-based assets of Blackstone funds as well as arranging transactions to be entered into by or on behalf of Blackstone funds. BGIP also acts as a distributor of Blackstone funds in EMEA. BGIP has a Markets in Financial Instruments Directive (2007) (“MiFID”) cross-border passport to provide investment advisory services within the European Economic Area (“EEA”). BGIP’s principal place of business is in London and it has Representative Offices in the Dubai International Financial Centre (“DIFC”), Milan and Paris. GSO Capital Partners International Partners LLP (“GSO U.K.”) is also authorized and regulated by the FCA in the United Kingdom. GSO U.K. acts as a sub-advisor and sub-investment manager to its GSO U.S. affiliates in relation to the investment and re-investment of EMEA-based assets of GSO funds as well as arranging transactions to be entered into by or on behalf of GSO funds. GSO U.K. also acts as a discretionary investment manager for separately managed accounts as well as a distributor of GSO funds in EMEA. GSO U.K. has a MiFID cross-border passport to provide investment advisory services and investment management within the EEA. GSO U.K.’s principal place of business is in London. The FSMA and rules promulgated thereunder form the cornerstone of legislation which governs all aspects of our investment business in the United Kingdom, including sales, research and trading practices, provision of investment advice, use and safekeeping of client funds and securities, regulatory capital, recordkeeping, approval standards for individuals, anti-money laundering, periodic reporting and settlement procedures. Blackstone Property Management Limited is authorized and regulated by the FCA in the United Kingdom as a property management and advisory company with the ability to administer contracts of insurance.

Blackstone / GSO Debt Funds Management Europe Limited (“DFME”) is authorized and regulated by the Central Bank of Ireland (“CBI”) as an Investment Firm under the European Communities (Markets in Financial Instruments) Regulations 2007. DFME’s principal activity is the provision of management and advisory services to certain collateralized loan obligations and sub-advisory services to certain affiliates. Blackstone / GSO Debt Funds Management Europe II Limited (“DFME II”) is authorized and regulated by the CBI as an Alternative Investment Fund Manager under the European Union Alternative Investment Fund Managers Regulations 2013 (“AIFMD”). DFME II provides investment management functions including portfolio management, risk management, administration, marketing and related activities to its alternative investment funds in accordance with AIFMD and the conditions imposed by the CBI as set out in the CBI’s alternative investment fund rulebook.

Blackstone Europe Fund Management S.à r.l. (“BEFM”) is an approved Alternative Investment Fund Manager under AIFMD. BEFM provides investment management functions including portfolio management, risk management, administration, marketing and related activities to its alternative investment funds in accordance with AIFMD and the conditions imposed by the Commission de Surveillance du Secteur Financier (“CSSF”) in Luxembourg. BEFM has a branch entity established in Denmark.

Certain Blackstone operating entities are licensed and subject to regulation by financial regulatory authorities in Japan, Hong Kong, Australia and Singapore: The Blackstone Group Japan K.K., a financial instruments firm, is registered with Kanto Local Finance Bureau (Kin-sho No. 1785) and regulated by the Japan Financial Services Agency; The Blackstone Group (HK) Limited is regulated by the Hong Kong Securities and Futures Commission; The Blackstone Group (Australia) Pty Limited ACN 149 142 058 and Blackstone Real Estate Australia Pty Limited ACN 604 167 651 each holds an Australian financial services license authorizing it to provide financial services in Australia (AFSL 408376 and AFSL 485716, respectively) and is regulated by the Australian Securities and Investments Commission; and Blackstone Singapore Pte. Ltd. is regulated by the Monetary Authority of Singapore (Company Registration Number: 201020503E).

The SEC and various self-regulatory organizations and state securities regulators have in recent years increased their regulatory activities, including regulation, examination and enforcement in respect of asset management firms.

As described above, certain of our businesses are subject to compliance with laws and regulations of U.S. federal and state governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to, among other things, marketing of investment products, disclosure and the privacy of client information, and any failure to comply with these regulations could expose us to liability and/or damage our reputation. Our businesses have operated for many years within a legal framework that requires us to monitor and comply with a broad range of legal and regulatory developments that affect our activities. However, additional legislation, changes in rules promulgated by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability.

Rigorous legal and compliance analysis of our businesses and investments is endemic to our culture and risk management. Our Chief Legal Officer and Global Head of Compliance, together with the Chief Compliance Officers of each of our businesses, supervise our compliance personnel, who are responsible for addressing all regulatory and compliance matters that affect our activities. We strive to maintain a culture of compliance through the use of policies and procedures including a code of ethics, electronic compliance systems, testing and monitoring, communication of compliance guidance and employee education and training. Our compliance policies and procedures address a variety of regulatory and compliance matters such as the handling of material non-public information, personal securities trading, marketing practices, gifts and entertainment, valuation of investments on a fund-specific basis, recordkeeping, potential conflicts of interest, the allocation of investment opportunities, collection of fees and expense allocation.

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

In addition, disclosure controls and procedures and internal controls over financial reporting are documented, tested and assessed for design and operating effectiveness in compliance with the U.S. Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). We have an Internal Audit department with a global mandate and dedicated resources that provide risk-based audits, Sarbanes-Oxley compliance and advisory practices. Internal Audit, which reports directly to the audit committee of the board of directors of our general partner, aims to provide reasonable, independent, and objective assurance to our management and the board of directors of our general partner that risks are well managed and that controls are appropriate and effective.

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

There are a number of pending or recently enacted legislative and regulatory initiatives in the United States and in Europe that could significantly affect our business. Please see “Item 1A. Risk Factors — Risks Related to Our Business — Financial regulatory changes in the United States could adversely affect our business” and “Item 1A. Risk Factors — Risks Related to Our Business — Recent regulatory changes in jurisdictions outside the United States could adversely affect our business.”

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

Turmoil in the global financial markets, such as occurred in 2008-2009, can provoke significant volatility of equity and debt securities prices. This can have a material and rapid impact on our mark-to-market valuations, particularly with respect to our public holdings and credit investments. As publicly traded equity securities have in recent years represented a significant proportion of the assets of many of our carry funds, stock market volatility may have a greater impact on our reported results than in the past and declines in the stock market may adversely affect our results, including our revenues and net income. A lack of credit resulting from turmoil in the global financial markets in the future may materially hinder the initiation of new, large-sized transactions for our private equity and real estate segments and adversely impact our operating results. Although overall financing costs still remain low on a historical basis, there is some concern that the monetary policy of central banks, including of the U.S. Federal Reserve, strong economic growth, and inflationary and other market factors may lead to rising interest rates and adversely impact the cost and availability of credit, as well as the value of our investments. In addition, accelerating economic growth in many international economies may in the future contribute to tighter credit conditions, a decreased availability of foreign capital and rising interest rates. A strong U.S. dollar, which could be associated with rising interest rates, could hurt U.S. exports and growth and have an adverse impact on economic growth in international economies. In addition, 2017 was a year of significant geopolitical concerns, including, among other things, increased tensions with North Korea over its ballistic missile testing and nuclear program, uncertainty regarding U.S. recertification of the Iran nuclear framework and the U.K.’s initiation in March 2017 of the two-year negotiation period preceding its withdrawal from the European Union (“Brexit”). Although the long-term impact on economic conditions is uncertain, Brexit may have an adverse effect on the rate of economic growth in the U.K. and Europe, which may negatively impact real estate and other asset values in those regions.

Although interest rates have been at historically low levels, the U.S. Federal Reserve raised rates in late 2016 and throughout 2017 and has indicated an intention to continue raising rates in 2018. A period of sharply rising interest rates could create downward pressure on the price of real estate and increase the cost of debt financing for the transactions we pursue, each of which may have an adverse impact on our business.

Many investments made by our funds are highly illiquid, and we may not be able to realize investments in a timely manner. During early 2016, for example, volatile equity and credit markets resulted in reduced opportunities for our funds to exit and realize value from their existing investments. Although strong equity capital markets and generally low volatility throughout 2017 provided opportunities for exit through the equity markets, recent volatility and rising interest rates may impact these market conditions. Uncertainty surrounding potential changes to governmental policy may also have some impact on our exit opportunities through the private markets. For example, recently introduced bipartisan legislation would dramatically increase the number of transactions that are subject to the jurisdiction of the Committee on Foreign Investment in the United States (“CFIUS”). If the proposal becomes law, CFIUS will have the authority to review and potentially block certain non-controlling investments in critical infrastructure and technology companies and other transactions, which may reduce the number of potential buyers and limit the ability of our funds to realize value from certain existing and future investments. Although the equity markets are not the only means by which we exit investments, should we experience another period of challenging equity markets, our funds may experience increased difficulty in realizing value from investments. We are unable to predict whether and to what extent uncertainty surrounding economic and market conditions will be reduced, and even in the absence of uncertainty, adverse conditions and/or other events in particular sectors may cause our performance to suffer further.

Buoyant markets and positive economic conditions have also made it and may in the future make it more difficult and competitive to find suitable investments for the funds to effectively deploy capital. This could adversely affect our performance and ability to raise new funds. During periods of difficult market conditions or slowdowns (which may be across one or more industries, sectors or geographies), our funds’ portfolio companies may experience adverse operating performance, decreased revenues, credit rating downgrades, financial losses, difficulty in obtaining access to financing and increased funding costs. Negative financial results in our investment funds’ portfolio companies may result in lower investment returns for our investment funds, which could materially and adversely affect our ability to raise new funds as well as our operating results and cash flow. To the extent the operating performance of those portfolio companies (as well as valuation multiples) do not improve or other portfolio companies experience adverse operating performance, our investment funds may sell those assets at values that are less than we projected or even a loss, thereby significantly affecting those investment funds’ performance and consequently our operating results and cash flow. During such periods of weakness, our investment funds’ portfolio companies may also have difficulty expanding their businesses and operations or meeting their debt service obligations or other expenses as they become due, including expenses payable to us. Furthermore, such negative market conditions could potentially result in a portfolio company entering bankruptcy proceedings, thereby potentially resulting in a complete loss of the fund’s investment in such portfolio company and a significant negative impact to the investment fund’s performance and consequently to our operating results and cash flow, as well as to our reputation. In addition, negative market conditions would also increase the risk of default with respect to investments held by our investment funds that have significant debt investments, such as our credit-focused funds. Estimates or projections of market conditions, commodity prices and supply and demand dynamics are key factors in evaluating potential investment opportunities and valuing the investments made by our funds. These estimates are subject to wide variances based on changes in market conditions, underlying assumptions, commodity prices and technical or investment-related assumptions.

In addition, the performance of the investments made by our credit and private equity funds in the energy and natural resources markets are also subject to a high degree of market risk given, among other matters, the volatility of commodity prices. See “— Investments by our funds in the power and energy industries involve various operational, construction, regulatory and market risks that may expose us to increased risks and liabilities and could adversely affect our results of operations, liquidity and financial condition.”

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

A significant contraction in the market for debt financing, such as the contraction that occurred in 2008 and 2009 or other adverse change relating to the terms of debt financing (such as, for example, higher rates, higher equity requirements, and/or more restrictive covenants), particularly in the area of acquisition financings for private equity and real estate transactions, could have a material adverse impact on our business. In addition, the financing of acquisitions or the operations of our funds’ portfolio companies with debt may become less attractive due to limitations on the deductibility of corporate interest expense. See “— Comprehensive U.S. federal income tax reform became effective in 2018, which could adversely affect us.” If our funds are unable to obtain committed debt financing for potential acquisitions, can only obtain debt financing at an increased interest rate or on unfavorable terms or the ability to deduct corporate interest expense is substantially limited, our funds may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in our revenues. Similarly, our funds’ portfolio companies regularly utilize the corporate debt markets in order to obtain financing for their operations. To the extent that the credit markets and/or regulatory or tax changes render such financing difficult to obtain, more expensive or otherwise less attractive, this may also negatively impact the financial results of those portfolio companies and, therefore, the investment returns on our funds. In addition, to the extent that market conditions and/or regulatory changes make it difficult or impossible to refinance debt that is maturing in the near-term, some of our funds’ portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.

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

Our revenue, net income and cash flow are all highly variable. For example, our cash flow may fluctuate significantly due to the fact that we receive carried interest from our carry funds only when investments are realized and achieve a certain preferred return. In addition, transaction fees received by our carry funds can vary significantly from quarter to quarter. We may also experience fluctuations in our results, including our revenue and net income, from quarter to quarter due to a number of other factors, including changes in the valuations of our funds’ investments, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. In particular, economic and market conditions may lead to volatility in the mark-to-market valuations of investments made by our funds, particularly in respect of our public investments. The valuations of investments made by our funds could also be subject to high volatility as a result of uncertainty regarding governmental policy with respect to, among other things, tax, financial services regulation, international trade, immigration, healthcare, labor, infrastructure and energy. Achieving steady growth in net income and cash flow on a quarterly basis may be difficult, which could in turn lead to large adverse movements or general increased volatility in the price of our common units.

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

We use cash to (a) provide capital to facilitate the growth of our existing businesses, which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital for business expansion, (c) pay operating expenses and other obligations as they arise, (d) fund capital expenditures, (e) service interest payments on our debt and repay debt, (f) pay income taxes, and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. In addition to the cash we received in connection with our initial public offering (“IPO”) and our prior bond offerings, our principal sources of cash are: (a) Fee Related Earnings, (b) Realized Performance Fees net of related profit sharing interests that are included in Compensation and (c) Blackstone Investment Income related to its investments in liquid funds and its net realized investment income on its illiquid investments. We have also entered into a $1.5 billion revolving credit facility with a final maturity date of August 31, 2021. Our long-term debt totaled $3.5 billion in borrowings from our prior bond issuances and we had no borrowings outstanding against our $1.5 billion revolving credit facility as of December 31, 2017. At the end of 2017, we had $2.0 billion in cash and cash equivalents, $3.1 billion invested in our corporate treasury investments and $1.9 billion invested in Blackstone funds and other investments.

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

Our most important asset is our people, and our continued success is highly dependent upon the efforts of our senior managing directors and other professionals. Our future success and growth depends to a substantial degree on our ability to retain and motivate our senior managing directors and other key personnel and to strategically recruit, retain and motivate new talented personnel. Most of our current senior managing directors and other senior personnel have equity interests in our business that are primarily partnership units in Blackstone Holdings (as defined under “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence — Blackstone Holdings Partnership Agreements”) and which entitle such personnel to cash distributions. However, the value of such Blackstone Holdings Partnership Units and the distributions in respect of these equity interests may not be sufficient to retain and motivate our senior managing directors and other key personnel, nor may they be sufficiently attractive to strategically recruit, retain and motivate new talented personnel. Moreover, prior to our IPO, many of our senior managing directors and other senior personnel had interests in each of our underlying businesses which may have entitled them to a larger amount of cash distributions than they receive in respect of Blackstone Holdings Partnership Units.

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

We might not be able to provide future senior managing directors with equity interests in our business to the same extent or with the same tax consequences from which our existing senior managing directors previously benefited. For example, the Tax Reform Bill (as defined below) now imposes a longer three-year holding period requirement for carried interest to be treated as long-term capital gain. This change to the treatment of carried interest under the Tax Reform Bill, along with other potential changes in applicable federal, state, local and other tax laws that may be enacted, may adversely affect our ability to recruit, retain and motivate our current and future professionals. See “—Risks Related to United States Taxation — Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.”

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

Our growth strategy is based, in part, on the selective development or acquisition of asset management businesses or other businesses complementary to our business where we think we can add substantial value or generate substantial returns. The success of this strategy will depend on, among other things: (a) the availability of suitable opportunities, (b) the level of competition from other companies that may have greater financial resources, (c) our ability to value potential development or acquisition opportunities accurately and negotiate acceptable terms for those opportunities, (d) our ability to obtain requisite approvals and licenses from the relevant governmental authorities and to comply with applicable laws and regulations without incurring undue costs and delays and (e) our ability to identify and enter into mutually beneficial relationships with venture partners. Moreover, even if we are able to identify and successfully complete an acquisition, we may encounter unexpected difficulties or incur unexpected costs associated with integrating and overseeing the operations of the new businesses. If we are not successful in implementing our growth strategy, our business, financial results and the market price for our common units may be adversely affected.

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

Our new direct lending efforts through a fully integrated internal platform may not be successful and it may not replace or exceed the revenues and earnings from our sub-advisory relationship that will conclude on April 9, 2018.

On December 11, 2017, we announced our GSO business will launch a new, fully integrated, internal direct lending business in 2018 to combine our origination and investment capabilities in direct lending with our institutional and retail distribution channels and we will conclude an existing investment sub-advisory relationship effective April 9, 2018. We anticipate that over time our direct lending efforts will fully replace, and ultimately exceed, the Assets Under Management, revenues and earnings from such sub-advisory relationship. However, both the private credit markets and the fundraising environment are extremely competitive. As a result, we may be delayed beyond our expectations and/or may not be successful in replacing and exceeding the Assets Under Management, revenues and earnings from such sub-advisory relationship.

In past years, the U.S. Congress has considered legislation pursuant to which we would not qualify as a partnership for U.S. federal income tax purposes unless we held carried interest through taxable subsidiary corporations. If any similar legislation were enacted and applied to us, our effective tax rate could increase significantly.

Certain past legislative proposals by members of the U.S. Congress would treat carried interest as not meeting the qualifying income requirements under the publicly traded partnership rules (after a transition period in the case of existing publicly traded partnerships). If similar legislation were enacted and applied to us, we would not qualify as a partnership for U.S. federal income tax purposes unless we held carried interest through taxable subsidiary corporations. If we were taxed as a corporation or held carried interest through corporations, our effective tax rate could increase significantly.

Comprehensive U.S. federal income tax reform became effective in 2018, which could adversely affect us.

U.S. federal income tax reform legislation known as the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 (the “Tax Reform Bill”) has resulted in fundamental changes to the Internal Revenue Code. Changes to U.S. tax laws resulting from the Tax Reform Bill, including reduction to the federal corporate income tax rate, partial limitation on the deductibility of business interest expense, and a longer three-year holding period requirement for carried interest to be treated as long-term capital gain could have a material effect on our business operations and our funds’ investment activities. These and other changes from the Tax Reform Bill — including limitations on the use, carryback and carryforward of net operating losses and changes relating to the scope and timing of U.S. taxation on earnings from international business operations—could also have a significant adverse effect on our portfolio companies. The exact impact of the Tax Reform Bill is still unclear and difficult to quantify, but these changes could have a material adverse effect on our business, results of operations and financial condition. In addition, other changes could be enacted in the future to increase the corporate tax rate, limit further the deductibility of interest, subject carried interest to more onerous taxation or effect other changes that could have a material adverse effect on our business, results of operations and financial condition.

Additional proposed changes in taxation of businesses could adversely affect us.

Congress, the Organization for Economic Co-operation and Development (“OECD”) and other government agencies in jurisdictions in which we and our affiliates invest or do business have maintained a focus on issues related to the taxation of multinational companies. The OECD, which represents a coalition of member countries, is contemplating changes to numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project, which is focused on a number of issues, including the shifting of profits between affiliated entities in different tax jurisdictions, interest deductibility and eligibility for the benefits of double tax treaties. Several of the proposed measures are potentially relevant to some of our structures and could have an adverse tax impact on our funds, investors and/or our portfolio companies. Some member countries have been moving forward on the BEPS agenda but, because timing of implementation and the specific measures adopted will vary among participating states, significant uncertainty remains regarding the impact of BEPS proposals. If implemented, these proposals could result in a loss of tax treaty benefits and increased taxes on income from our investments.

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

States and local jurisdictions have considered and are considering changes to the income tax treatment of carried interest and partnerships generally that could if enacted cause us to incur a material increase in our tax liability and/or cause carried interest or other income allocable to holders of our common units to be subject to state or local income tax at higher rates than under current law.

States and other jurisdictions have also considered legislation to increase taxes with respect to carried interest. For example, New York is considering legislation which could cause a non-resident of New York who holds our common units to be subject to New York state income tax on carried interest earned by entities in which we hold an indirect interest, thereby requiring the non-resident to file a New York state income tax return reporting such carried interest income. In addition, proposals for a New York state tax surcharge on carried interest have recently been set forth. Whether or when similar legislation will be enacted is unclear. Finally, several state and local jurisdictions have evaluated ways to subject partnerships to entity level taxation through the imposition of state or local income, franchise or other forms of taxation or to increase the amount of such taxation. These and other proposals have recently been under heightened consideration in light of the recently enacted Tax Reform Bill (defined below). If any state were to impose a tax upon us as an entity, our distribution to common unitholders would be reduced.

Operational risks, including cybersecurity risks, may disrupt our businesses, result in losses or limit our growth.

We rely heavily on our financial, accounting, communications and other data processing systems. Our systems may fail to operate properly or become disabled as a result of tampering or a breach of our network security systems or otherwise. In addition, our systems face ongoing cybersecurity threats and attacks. Attacks on our systems could involve, and in some instances have in the past involved, attempts intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, including through the introduction of computer viruses. Cyberattacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as an alternative asset management firm, we hold a significant amount of confidential and sensitive information about our investors, our portfolio companies and potential investments. As a result, we may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on our network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in our business and damage to our reputation. There can be no assurance that measures we take to ensure the integrity of our systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful. If our systems are compromised, do not operate properly or are disabled, or we fail to provide the appropriate regulatory or other notifications in a timely manner, we could suffer financial loss, a disruption of our businesses, liability to our investment funds and fund investors, regulatory intervention or reputational damage.

In addition, we operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation in the European Union that goes into effect in May 2018. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees’ or our fund investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our fund investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our fund investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our fund investors and clients to lose confidence in the effectiveness of our security measures.

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

Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us. In addition we rely on third party service providers for certain aspects of our business, including for certain information systems and technology and administration of our hedge funds. Any interruption or deterioration in the performance of these third parties or failures or compromises of their information systems and technology could impair the quality of the funds’ operations and could affect our reputation and hence adversely affect our businesses.

Finally, our portfolio companies also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. Our funds may invest in strategic assets having a national or regional profile or in infrastructure, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. Such an event may have material adverse consequences on our investment or assets of the same type or may require portfolio companies to increase preventative security measures or expand insurance coverage.

Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus could result in additional burdens on our business.

Our business is subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations in the jurisdictions in which we operate around the world. These authorities have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are also empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel, changes in policies, procedures or disclosure or other sanctions, including censure, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships or the commencement of a civil or criminal lawsuit against us or our personnel. Moreover, the financial services industry in recent years has been the subject of heightened scrutiny, and the SEC has specifically focused on private equity. In that connection, the SEC’s recent lists of examination priorities have included, among other things, private equity firms’ collection of fees and allocation of expenses, their marketing and valuation practices and allocation of investment opportunities. We regularly are subject to requests for information and informal or formal investigations by the SEC and other regulatory authorities, with which we routinely cooperate, and which have included review of historical practices that were previously examined. For example, in October 2015, without admitting or denying any wrongdoing, three of our private equity fund advisors consented to the entry of an order settling certain matters in connection with funds formed many years ago relating to historical monitoring fee termination practices and historical practices relating to the application of disparate vendor discounts to Blackstone and to our funds that were charged in 2011. SEC actions and initiatives can have an adverse effect on our financial results, including as a result of the imposition of a sanction, a limitation on our or our personnel’s activities, or changing our historic practices. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing clients or fail to gain new clients.

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

The Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) expands the scope of U.S. sanctions against Iran. Additionally, Section 219 of the ITRA amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain OFAC sanctions engaged in by the reporting company or any of its affiliates during the period covered by the relevant periodic report. In some cases, ITRA requires companies to disclose these types of transactions even if they were permissible under U.S. law. Companies that currently may be or may have been at the time considered our affiliates have from time to time publicly filed and/or provided to us the disclosures reproduced on Exhibit 99.1 of our Quarterly Reports. We do not independently verify or participate in the preparation of these disclosures. We are required to separately file with the SEC a notice when such activities have been disclosed in this report, and the SEC is required to post such notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. The U.S. President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, determine whether sanctions should be imposed. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business, and any failure to disclose any such activities as required could additionally result in fines or penalties.

Financial regulatory changes in the United States could adversely affect our business.

The financial services industry is, and continues to be, the subject of heightened regulatory scrutiny in the United States. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in July 2010, imposed significant changes on almost every aspect of the U.S. financial services industry, including aspects of our business. Some aspects of the Dodd-Frank Act have not been fully implemented and it is uncertain how certain requirements under the Dodd-Frank Act will be impacted in the near future. The Trump administration has indicated a desire to repeal, revise or replace aspects of the Dodd-Frank Act, but the timing and details on specific proposals are uncertain.

Among other things, the Dodd-Frank Act amended the Exchange Act to direct the Federal Reserve and other federal regulatory agencies to adopt rules requiring sponsors of asset-backed securities to retain at least 5% of the credit risk relating to the assets that underlie such asset-backed securities. In October 2014, five federal banking and housing agencies and the SEC issued the final credit risk retention rules (the “U.S. Risk Retention Rules”). With respect to the regulation of CLOs, the U.S. Risk Retention Rules generally require that the “sponsor” (which, in most cases, will be us) or a “majority-owned affiliate” thereof (in each case as defined in the U.S. Risk Retention Rules) retain an “eligible vertical interest” or an “eligible horizontal residual interest” (in each case as defined therein) or any combination thereof in the CLO in the manner required by the U.S. Risk Retention Rules. The U.S. Risk Retention Rules may have adverse effects on us, including the obligation to acquire the required retention interest and hold it for a period of several years, during which we may not hedge the credit risk exposure associated with such securities. On February 9, 2018, the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”) ruled in favor of an appeal brought by the Loan Syndications and Trading Association (the “LSTA”) from a federal district court ruling granting summary judgment to the SEC and the Federal Reserve. As part of its ruling, the D.C. Circuit remanded the case to the district court with instructions to grant summary judgment to the LSTA on whether application of the U.S. Risk Retention Rules to CLO managers is valid under the Dodd-Frank Act. If the decision stands, CLO managers of “open-market CLOs” (described in the ruling as CLOs where assets are acquired from “arms-length negotiations and trading on an open market”) will no longer be required to comply with the U.S. Risk Retention Rules, and no party to such “open-market CLOs” would be required to acquire and retain an economic interest in the credit risk of the securitized assets. However, as the implementation and effectiveness of the ruling could be delayed, modified or reversed, no significant changes in the investment activity in U.S. CLOs are expected in the near term. The ruling also does not impact the risk retention rules imposed by authorities outside the United States. We are in the process of evaluating this decision and its ultimate impact on our business.

There has been increasing commentary amongst regulators and intergovernmental institutions, including the Financial Stability Board (“FSB”) and International Monetary Fund, on the topic of so-called “shadow banking,” a term generally taken to refer to credit intermediation involving entities and activities outside the regulated banking system. Although private equity firms have generally not been the recent focus of this commentary, if regulators were to extend regulatory and supervisory requirements currently applicable to banks to certain sectors or funds of our business or if we are considered to be engaged in “shadow banking,” the regulatory and operating costs associated therewith could adversely impact our business. In the United States, the Financial Stability Oversight Council (the “FSOC”) has the authority under the Dodd-Frank Act to review the activities of non-bank financial companies predominantly engaged in financial activities and designate those companies determined to be “systemically important” for supervision by the Federal Reserve. To date, FSOC has not designated any asset management firms or funds, including Blackstone, as a systemically important financial institution. While we believe it to be unlikely that we would be designated as systemically important, if such designation were to occur, we would be subject to significantly increased levels of regulation, which includes, without limitation, a requirement to adopt heightened standards relating to capital, leverage, liquidity, risk management, credit exposure reporting and concentration limits, restrictions on acquisitions and being subject to annual stress tests by the Federal Reserve.

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

In April 2016, the U.S. Department of Labor (the “DOL”) issued a final rule to expand the definition of “investment advice fiduciary” under ERISA and thereby the circumstances in which certain investment advisers and other intermediaries are treated as fiduciaries to ERISA plans and individual retirement accounts. On February 3, 2017, President Trump issued a memorandum asking the DOL to examine the final rule. In response to President Trump’s directive, the DOL has delayed the applicability date of certain aspects of the new rule until July 1, 2019. Whether the final rule will remain in its current form and/or on the currently proposed timing with respect to its applicability dates is impossible to determine. The final rule, if it becomes fully applicable in its current form, could have an adverse effect on the distribution of our products to certain investors.

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

The Trump administration’s short-term legislative agenda may include certain deregulatory measures for the U.S. financial services industry, including changes to the Volcker Rule, the U.S. Risk Retention Rules, capital and liquidity requirements, FSOC’s authority and other aspects of the Dodd-Frank Act. On February 3, 2017, President

Trump signed an executive order calling for the administration to review U.S. financial laws and regulations in order to determine their consistency with a set of core principles identified in the order.

Various proposals focused on deregulation of the U.S. financial services industry may have the effect of increasing competition for our credit-focused businesses or otherwise reducing investment opportunities. Increased competition from banks and other financial institutions in the credit markets could have the effect of reducing credit spreads, which may adversely affect the revenues of our credit and other businesses whose strategies include the provision of credit to borrowers.

Whether any particular legislative or regulatory proposals will be enacted or adopted remains unclear. In addition, it is not possible to determine the full extent of any impact on us or any of the portfolio companies of our funds of any such potential financial reform legislation, or whether any such proposal will become law. Any changes in the regulatory framework applicable to our business or the businesses of the portfolio companies of our funds, including the changes described above, may impose additional costs, require the attention of our senior management or result in limitations on the manner in which business is conducted, or may ultimately have an adverse impact on the competitiveness of certain non-bank financial service providers vis-à-vis traditional banking organizations.

The potential for governmental policy changes and regulatory reform by the Trump administration and the U.S. Congress may create regulatory uncertainty for our funds’ portfolio companies and our investment strategies and adversely affect the profitability of our funds’ portfolio companies.

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

The Trump administration has outlined governmental policy changes and/or regulatory reform in multiple areas, including tax, international trade, immigration, healthcare, labor, infrastructure and energy. While there is currently a substantial lack of clarity around the likelihood, timing and details of many such potential changes, such changes may adversely affect the companies in which we have invested or choose to invest in the future in a number of ways, including, without limitation:

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

•

President Trump has expressed support for widespread healthcare reform and the repeal of all or portions of the Patient Protection and Affordable Care Act (“ACA”). Effective for months beginning after December 31, 2018, the Tax Reform Bill provides for the repeal of the provision of the ACA which requires individuals without minimum health coverage to pay a penalty. An increase in the size of the uninsured population or a reduction in funds presently available to patients as a result of the repeal of this provision or the potential repeal of other significant portions of the ACA could adversely affect multiple businesses in the healthcare industry, including pharmaceutical companies that benefit from purchases by individuals covered by government-subsidized insurance, hospitals that may be required to increase write-offs for bad debt resulting from the inability of insured patients to pay for care and insurance companies that have developed effective plans for participating in healthcare exchanges.

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

Changes in U.S. and foreign tax law could adversely affect our ability to raise funds from certain foreign investors or increase our compliance or withholding tax costs.

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

Similar to the environment in the United States, the current environment in jurisdictions outside the United States in which we operate, in particular Europe, has become subject to further regulation. Governmental regulators and other authorities in Europe have proposed or implemented a number of initiatives and additional rules and regulations that could adversely affect our business. Increasingly, the rules and regulations in the financial sector in Europe are becoming more prescriptive.

The European Union Alternative Investment Fund Managers Directive (the “AIFMD”), as transposed into national law within the member states of the European Economic Area (“EEA”), was implemented in 2013 and established a new regulatory regime for alternative investment fund managers, including private equity and hedge fund managers. The AIFMD regulates managers established in or with a registered office in the EEA managing one or more alternative investments funds, but it also regulates non EEA-based managers, such as our affiliates, when they seek to market securities of alternative investment funds in the EEA. We have had to comply with these and other requirements of the AIFMD in order to market our investment funds to professional investors in the EEA, including compliance with prescribed pre-investment disclosures, prescribed annual report disclosures, periodic reporting to regulators in respect of each fund marketed, and asset-stripping restrictions in relation to the acquisition of non-listed companies or issuers established in the EEA (these restrictions prohibit certain distributions to shareholders for 24 months following closing of an acquisition).

Our alternative investment fund manager (“AIFM”) in Luxembourg and the European fund structures in respect of which it is the appointed investment manager, are subject to the requirements of the AIFMD, such as rules relating to, among other things, depositary oversight, remuneration, minimum regulatory capital requirements, restrictions on the use of leverage, requirements in relation to liquidity, risk management and valuation of assets, the establishment of a platform in the EEA has increased the ongoing cost of administration and compliance with the AIFMD, including costs and expenses of collecting and collating data of the EEA funds and the preparation of regular reports to be filed with the regulator. The advantages of this structure potentially come at a cost of greater overall complexity, higher compliance and administration costs and less overall flexibility.

The EU Markets in Financial Instruments Directive II (“MiFID II”), as transposed into national law within the member states of the EU, came into force on January 3, 2018 and was intended to overhaul and expand the existing body of law regulating investment firms, which has been in effect since 2007. MiFID II requires, among other things, all MiFID investment firms, including private equity and hedge fund managers, to comply with more prescriptive disclosure, transparency, reporting and recordkeeping obligations and enhanced obligations in relation to the receipt of investment research, best execution, product governance and marketing communications. As we operate investment firms which are subject to MiFID, we have implemented revised policies and procedures to comply with MiFID II where relevant, including where certain rules have an extraterritorial impact on the firm. Compliance with MiFID II will result in greater overall complexity, higher compliance and administration and operational costs and less overall flexibility.

The EU General Data Protection Regulation (“GDPR”) will replace the existing data protection directive and, as a regulation, will have direct effect in all EU member states from May 25, 2018. Although a number of the existing principles for the protection of personal data will remain, the GDPR is designed to harmonize data privacy laws across Europe and reshape the way organizations approach data privacy. The GDPR introduces new obligations and expands its territorial reach. It will apply to all organizations processing or holding personal data of EU ‘data subjects’ (regardless of the organization’s location) as well as to organizations outside the EU that offer goods or services in the EU, or that monitor the behavior of EU data subjects. Personal data is information that can be used to identify a natural person, including a name, a photo, an email address, or a computer IP address. Compliance with the GDPR will require companies to analyze and evaluate how they handle data in the ordinary course of their business, from processes to technology. It imposes a prescriptive approach to compliance requiring organizations to demonstrate and record compliance and to provide much more detailed information to data subjects regarding processing. EU data subjects will need to be given full disclosure about how their personal data will be used and stored. In that connection, consent must be explicit and companies must be in a position to delete information from their global systems permanently if consent were withdrawn. As with any other organization that holds personal data of EU data subjects, we will have to comply with the GDPR because, among other things, we process European individuals’ personal data in the U.S. via our global technology systems. Financial regulators and data protection authorities throughout the EU will have significantly increased audit and investigatory powers under GDPR to probe how personal data is being used and processed. Penalties for non-compliance are material. Serious breaches of GDPR include antitrust-like fines on companies of up to the greater of €20 million or 4% of global group turnover in the preceding year, regulatory action and reputational risk.

Following the financial crisis the FSB has taken on an increasingly important role in promoting the reform of international financial regulation through coordinating national financial authorities and international standard-setting bodies in their development of regulatory, supervisory and financial sector policies. One of the risks identified by the FSB to the stability of the financial system is credit intermediation (involving maturity and liquidity transformation) and/or a build-up of leverage by non-bank entities — so-called “shadow banking.”

The European Banking Authority (“EBA”) has issued guidelines which set appropriate aggregate limits to shadow banking entities when carrying out banking activities. While most alternative investment funds are excluded from the definition of “shadow banking entity,” funds that use leverage on a substantial basis at fund level or have certain third party lending exposures are within the definition. When dealing with shadow banking entities, the EEA financial institution would be required to implement additional effective processes (including with respect to due diligence) and set internal aggregate and individual limits to such exposures where they exceed 0.25% of the institution’s eligible capital. While the guidelines do not themselves introduce a quantitative limit to institutions’ exposures to shadow banking entities at the individual or aggregate exposure level, they place the responsibility on the banking sector to demonstrate that risks are managed effectively. Affected institutions are required to set internal aggregate and individual limits to exposures to individual shadow banking entities which could limit or restrict the availability of credit and/or increase the cost of credit from these institutions for impacted funds.

Germany has legislation to prohibit banks above a certain threshold from conducting credit and guarantee business with: (i) German hedge funds or German funds of hedge funds or (ii) non-German funds which use leverage on a substantial basis within the meaning of the AIFMD. In Germany, certain banks are therefore forbidden from providing loans and/or guarantees to an AIF using leverage on a substantial basis, thereby potentially limiting or restricting the availability of credit and/or increasing the cost of credit for affected funds.

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

We intend to use borrowings to finance our business operations as a public company. See “— Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Liquidity” for further information regarding our outstanding borrowings. Borrowing to finance our businesses exposes us to the typical risks associated with the use of leverage, including those discussed below under “— Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.” In order for us to utilize leverage to finance our business, we are dependent on financial institutions such as global banks extending credit to us on terms that are reasonable to us. There is no guarantee that such institutions will continue to extend credit to us or renew any existing credit agreements we may have with them, or that we will be able to refinance outstanding notes when they mature. We have a credit facility which provides for revolving credit borrowings that has a final maturity date of August 31, 2021. As borrowings under the facility or any other indebtedness mature, we may be required to either refinance them by entering into a new facility, which could result in higher borrowing costs, or by issuing equity, which would dilute existing unitholders. We could also repay them by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets, which could reduce distributions to our unitholders. We could have difficulty entering into new facilities or issuing equity in the future on attractive terms, or at all. These risks are exacerbated by our funds’ use of leverage to finance investments.

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

There is a risk that our employees could engage in misconduct that adversely affects our business. We are subject to a number of obligations and standards arising from our asset management business and our authority over the assets managed by our asset management business. The violation of these obligations and standards by any of our employees would adversely affect our clients and us. Our business often requires that we deal with confidential matters of great significance to companies in which we may invest. If our employees were to improperly use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships. Detecting or deterring employee misconduct is not always possible, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If one of our employees were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be adversely affected.

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

Our ability to raise capital from third party investors depends on a number of factors, including certain factors that are outside our control. Certain factors, such as the performance of the stock market and the asset allocation rules or investment policies to which such third party investors are subject, could inhibit or restrict the ability of third party investors to make investments in our investment funds or the asset classes in which our investment funds invest. For example, during 2008 and 2009, many third party investors that invest in alternative assets and have historically invested in our investment funds experienced significant volatility in valuations of their investment portfolios, including a significant decline in the value of their overall private equity, real estate, venture capital and hedge fund portfolios, which affected our ability to raise capital from them. Coupled with a lack of realizations during that period from their existing private equity and real estate portfolios, many of these investors were left with disproportionately outsized remaining commitments to a number of investment funds, which significantly limited their ability to make new commitments to third party managed investment funds such as those managed by us. Our ability to raise new funds could similarly be hampered if the general appeal of private equity and other alternative investments were to decline. An investment in a limited partner interest in a private equity fund is more illiquid and the returns on such investment may be more volatile than an investment in securities for which there is a more active and transparent market. Alternative investments could fall into disfavor as a result of concerns about liquidity and short-term performance. Such concerns could be exhibited, in particular, by public pension funds, which have historically been among the largest investors in alternative assets. Many public pension funds are significantly underfunded and their funding problems have been, and may in the future be, exacerbated by economic downturn. Concerns with liquidity could cause such public pension funds to reevaluate the appropriateness of alternative investments. Although the amount of commitments investors are making to alternative investment funds has increased in recent years, there is no assurance that this will continue or that our ability to raise capital from investors will not be hampered. In addition, our ability to raise capital from third parties outside of the U.S. could be limited to the extent other countries, such as China, impose restrictions or limitations on outbound foreign investment.

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

Investments for which market prices are not observable include private investments in the equity of operating companies or real estate properties. Fair values of such investments are determined by reference to projected net earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), the discounted cash flow method, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are unaudited at the time received. In determining fair values of real estate investments, we also consider projected operating cash flows, sales of comparable assets, if any, replacement costs and capitalization rates (“cap rates”) analyses. Valuations may be derived by reference to observable valuation measures for comparable companies or assets (for example, multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Additionally, where applicable, projected distributable cash flow through debt maturity will also be considered in support of the investment’s fair value. In determining fair values of exploration and production investments within the energy sector, we consider the following: projected operating cash flows resulting from the utilization of third party analysis of the reserve quantities, which may from time to time be adjusted for management’s view, combined with the forward strip price for the specific commodity in the near-term, BEP’s long-term view of the commodity price in the outer years, sales of comparable assets, and replacement costs. Valuations may be derived by reference to observable valuation measures for comparable companies or assets (for example, multiplying a key performance metric of the investee company or asset, such as barrel of oil equivalent, or BOE, by a relevant reserve metric observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to other similar methods. Additionally, where applicable, given the structured nature of some of the preferred securities, projected distributable cash flow through maturity or other triggering events will also be considered in support of the investment’s fair value. These valuation methodologies involve a significant degree of management judgment.

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

Moreover, with respect to the historical returns of our investment funds:

•

we may create new funds in the future that reflect a different asset mix and different investment strategies, as well as a varied geographic and industry exposure as compared to our present funds, and any such new funds could have different returns from our existing or previous funds,

•

as the global markets rebounded from the financial crisis, market conditions were largely favorable, which helped to generate positive performance, particularly in our private equity and real estate businesses, although there can be no assurance that such conditions will repeat or that our current or future investment funds will avail themselves of comparable market conditions,

•

the rates of returns of our carry funds reflect unrealized gains as of the applicable measurement date that may never be realized, which may adversely affect the ultimate value realized from those funds’ investments,

•

the rates of returns of our BCP and BREP funds in some years were positively influenced by a number of investments that experienced rapid and substantial increases in value following the dates on which those investments were made, which may not occur with respect to future investments,

•	in recent years, there has been increased competition for investment opportunities resulting from, among other things, the increased amount of capital invested in alternative investment funds,

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

Many of our carry funds’ investments rely heavily on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. For example, in many private equity and real estate investments, indebtedness may constitute as much as 70% or more of a portfolio company’s or real estate asset’s total debt and equity capitalization, including debt that may be incurred in connection with the investment. The absence of available sources of sufficient senior debt financing for extended periods of time could therefore materially and adversely affect our private equity and real estate businesses. In addition, in March 2013, the Federal Reserve and other U.S. federal banking agencies issued updated leveraged lending guidance covering transactions characterized by a degree of financial leverage. Such guidance may limit the amount or cost of financing we are able to obtain for our transactions, and as a result, the returns on our investments may suffer. See “— Financial regulatory changes in the United States could adversely affect our business.” Furthermore, new limits on the deductibility of corporate interest expense could make it more costly to use debt financing for our acquisitions or otherwise have an adverse impact on the cost structure of our transactions, and could therefore adversely affect the returns on our funds’ investments. See “— Comprehensive U.S. federal income tax reform became effective in 2018, which could adversely affect us.”

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

Many of the hedge funds in which our funds of hedge funds invest and our credit-focused funds, or CLOs, may choose to use leverage as part of their respective investment programs and regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. A fund may borrow money from time to time to purchase or carry securities or may enter into derivative transactions (such as total return swaps) with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried and will be lost — and the timing and magnitude of such losses may be accelerated or exacerbated — in the event of a decline in the market value of such securities. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings.

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

The asset management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to clients, investor liquidity and willingness to invest, fund terms (including fees), brand recognition and business reputation. Our asset management business competes with a number of private equity funds, specialized investment funds, hedge funds, funds of hedge funds and other sponsors managing pools of capital, as well as corporate buyers, traditional asset managers, commercial banks, investment banks and other financial institutions (including sovereign wealth funds), and we expect that competition will continue to increase. For example, certain traditional asset managers have developed their own private equity platforms and are marketing other asset allocation strategies as alternatives to hedge fund investments. Additionally, developments in financial technology, or fintech, such as distributed ledger technology, or blockchain, have the potential to disrupt the financial industry and change the way financial institutions, as well as asset managers, do business. A number of factors serve to increase our competitive risks:

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

The due diligence process that we undertake in connection with investments by our investment funds may not reveal all facts and issues that may be relevant in connection with an investment.

Before making investments in private equity and other investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisers, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third party investigations. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts (including fraud) or issues that may be necessary or helpful in evaluating such investment opportunity and we may not identify or foresee future developments that could have a material adverse effect on an investment (e.g., technological disruption across an industry). Moreover, such an investigation will not necessarily result in the investment being successful.

In connection with the due diligence that our funds of hedge funds conduct in making and monitoring investments in third party hedge funds, we rely on information supplied by third party hedge funds or by service providers to such third party hedge funds. The information we receive from them may not be accurate or complete and therefore we may not have all the relevant facts and information necessary to properly assess and monitor our funds’ investment in a particular hedge fund.

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

Larger transactions may be structured as “consortium transactions” due to the size of the investment and the amount of capital required to be invested. A consortium transaction involves an equity investment in which two or more private equity firms or other large investors serve together or collectively as equity sponsors. We participated in a significant number of consortium transactions in prior years due to the increased size of many of the transactions in which we were involved. Consortium transactions generally entail a reduced level of control by Blackstone over the investment because governance rights must be shared with the other private equity investors. Accordingly, we may not be able to control decisions relating to the investment, including decisions relating to the management and operation of the company and the timing and nature of any exit, which could result in the risks described in “— Our investment funds make investments in companies that we do not control.”

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

In addition, investments in companies that are based outside of the United States are subject to the risk of the possibility of restrictions on international trade or the imposition of tariffs, both of which President Trump has raised as a possibility. See “— The potential for governmental policy changes and regulatory reform by the Trump administration and the U.S. Congress may create regulatory uncertainty for our funds’ portfolio companies and our investment strategies and adversely affect the profitability of our funds’ portfolio companies.”

There can be no assurance that adverse developments with respect to such risks will not adversely affect our assets that are held in certain countries or the returns from these assets.

We may not have sufficient cash to pay back “clawback” obligations if and when they are triggered under the governing agreements with our investors.

If, at the end of the life of a carry fund (or earlier with respect to certain of our real estate funds, real estate debt funds and certain multi-asset class and/or opportunistic investment funds), as a result of diminished performance of later investments in any carry fund’s life, the carry fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives in excess of the relevant carried interest percentage(s) applicable to the fund as applied to the fund’s cumulative net profits over the life of the fund, we will be obligated to repay the amount by which carried interest that was previously distributed to us exceeds the amounts to which the relevant general partner is ultimately entitled on an after-tax basis. This obligation is known as a “clawback” obligation and is an obligation of any person who directly received such carried interest, including us and our employees who participate in our carried interest plans. Although a portion of any distributions by us to our unitholders may include any carried interest received by us, we do not intend to seek fulfillment of any clawback obligation by seeking to have our unitholders return any portion of such distributions attributable to carried interest associated with any clawback obligation. To the extent we are required to fulfill a clawback obligation, however, our general partner may determine to decrease the amount of our distributions to common unitholders. The clawback obligation operates with respect to a given carry fund’s own net investment performance only and performance of other funds are not netted for determining this contingent obligation.

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

Investments by our investment funds will in many cases rank junior to investments made by others.

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

The governing agreements of most of our investment funds (with the exception of certain of our funds of hedge funds, hedge funds, certain credit-focused and real estate debt funds, and other funds or separately managed accounts for the benefit of one or more specified investors) provide that, subject to certain conditions, third party investors in those funds have the right to remove the general partner of the fund or to accelerate the termination date of the investment fund without cause by a simple majority vote, resulting in a reduction in management fees we would earn from such investment funds and a significant reduction in the amounts of total carried interest and incentive fees from those funds. Carried interest and incentive fees could be significantly reduced as a result of our inability to maximize the value of investments by an investment fund during the liquidation process or in the event of the triggering of a “clawback” obligation. In addition, the governing agreements of our investment funds provide that in the event certain “key persons” in our investment funds do not meet specified time commitments with regard to managing the fund, then investors in certain funds have the right to vote to terminate the investment period by a specified percentage (including, in certain cases, a simple majority) vote in accordance with specified procedures, accelerate the withdrawal of their capital on an investor-by-investor basis, or the fund’s investment period will automatically terminate and the vote of a specified percentage (including, in certain cases, a simple majority) of investors is required to restart it. In addition, the governing agreements of some of our investment funds provide that investors have the right to terminate, for any reason, the investment period by a vote of 75% of the investors in such fund. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our investment funds would likely result in significant reputational damage to us.

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

Because of our various lines of asset management businesses and our capital markets services business, we will be subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight and more legal and contractual restrictions than that to which we would otherwise be subject if we had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across our various businesses, we have implemented certain policies and procedures (for example, information walls) that may reduce the positive synergies that we cultivate across these businesses for purposes of identifying and managing attractive investments. For example, we may come into possession of material non-public information with respect to issuers in which we may be considering making an investment or issuers in which our affiliates may hold an interest. As a consequence, we may be precluded from providing such information or other ideas to our other businesses that might be of benefit to them.

Our failure to deal appropriately with conflicts of interest in our investment business could damage our reputation and adversely affect our businesses.

As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. A decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action. Certain of our funds may have overlapping investment objectives, including funds that have different fee structures and/or investment strategies that are more narrowly focused, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds to the extent the fund documents do not mandate a specific investment allocation. For example, we may allocate an investment opportunity that is appropriate for two or more investment funds in a manner that excludes one or more funds or results in a disproportionate allocation based on factors or criteria that we determine, such as sourcing of the transaction, specific nature of the investment, size and type of the investment, relative investment strategies and primary investment mandates, portfolio diversification concerns, contractual obligations, applicable investment limitations or guidelines and other terms of such funds, the relative amounts of capital available for investment in each fund, the duration of the investment period each fund, the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals dedicated to the respective funds and other considerations deemed relevant by us. In addition, the challenge of allocating investment opportunities to certain funds may be exacerbated as we expand our business to include more public vehicles. We may also cause different private equity funds to invest in a single portfolio company, for example where the fund that made an initial investment no longer has capital available to invest. We may also cause different funds that we manage to purchase different classes of securities in the same portfolio company. For example, one of our CLO funds could acquire a debt security issued by the same company in which one of our private equity funds owns common equity securities. A direct conflict of interest could arise between the debt holders and the equity holders if such a company were to develop insolvency concerns, and we would have to carefully manage that conflict. In addition, conflicts of interest may exist in the valuation of our investments and regarding decisions about the allocation of specific investment and co-investment opportunities among us, our funds and our affiliates and allocation of fees and expenses among us, our funds and their portfolio companies, and our affiliates. Lastly, in certain, infrequent instances we may purchase an investment alongside one of our investment funds or sell an investment to one of our investment funds and conflicts may arise in respect of the allocation, pricing and timing of such investments and the ultimate disposition of such investments. To the extent we failed to appropriately deal with these among other conflicts, it could negatively impact our reputation and ability to raise additional funds or result in potential litigation or regulatory action against us.

Conflicts of interest may arise in our allocation of co-investment opportunities.

As a general matter, our allocation of co-investment opportunities is entirely within our discretion and there can be no assurance that co-investments of any particular type or amount will be allocated to any of our funds or investors. There can be no assurance that co-investments will become available and we will take into account a variety of factors and considerations we deem relevant in our sole discretion in allocating co-investment opportunities, including, without limitation, whether a potential co-investor has expressed an interest in evaluating co-investment opportunities, our assessment of a potential co-investor’s ability to invest an amount of capital that fits the needs of the co-investment and its history of participating in Blackstone co-investments, the size of the potential co-investor’s commitments to our funds, the length and nature of our relationship with the potential co-investor, including whether the potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of Blackstone or any of its funds, whether the co-investor is considered strategic to the co-investment, our assessment of a potential co-investor’s ability to commit to a co-investment opportunity within the required timeframe of the particular transaction, the economic and other terms of such co-investment (e.g., whether management fees and/or carried interest would be payable to us and the extent thereof), and such other factors and considerations that we deem relevant in our sole discretion under the circumstances.

Potential conflicts will arise with respect to our decisions regarding how to allocate co-investment opportunities among our funds and investors and the terms of any such co-investments. Our fund documents typically do not mandate specific allocations with respect to co-investments. The investment advisers of our funds may have an incentive to provide co-investment opportunities to certain investors in lieu of others and/or in lieu of our funds (including, by way of example, as part of an overall strategic relationship with us) if such allocations are expected to generate relatively greater fees or carried interest to us than would arise if such co-investment opportunities were allocated otherwise. Co-investment arrangements may be structured through one or more of our investment vehicles, and in such circumstances co-investors will generally bear the costs and expenses thereof (which may lead to conflicts of interest regarding the allocation of costs and expenses between such co-investors and investors in our other investment funds). The terms of any such existing and future co-investment vehicles may differ materially, and in some instances may be more favorable to us, than the terms of certain of our funds or prior co-investment vehicles, and such different terms may create an incentive for us to allocate a greater or lesser percentage of an investment opportunity to such funds or such co-investment vehicles, as the case may be. Such incentives will from time to time give rise to conflicts of interest. There can be no assurance that any conflicts of interest will be resolved in favor of any particular investment funds or investors (including any applicable co-investors).

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

Investments in our real estate funds will be subject to the risks inherent in the ownership and operation of real estate and real estate related businesses and assets, including the deterioration of real estate fundamentals. These risks include but are not limited to, those associated with the burdens of ownership of real property, general and local economic conditions, changes in supply of and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in the average occupancy and room rates for hotel properties, operating income, the financial resources of tenants, changes in building, environmental, zoning and other laws, casualty or condemnation losses, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, changes in government regulations (such as rent control), changes in real property tax rates, changes in income tax rates, changes in interest rates, the reduced availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes to the taxation of business entities and the deductibility of corporate interest expense, negative developments in the economy that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, acts of god, terrorist attacks, war and other factors that are beyond our control. In addition, if our real estate funds acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of our fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms. In addition, our real estate funds may also make investments in residential real estate projects and/or otherwise participate in financing opportunities relating to residential real estate assets or portfolios thereof from time to time, which may be more highly susceptible to adverse changes in prevailing economic and/or market conditions and present additional risks relative to the ownership and operation of commercial real estate assets.

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

In addition, at least one federal Circuit Court has determined that an investment fund could be liable for ERISA Title IV pension obligations (including withdrawal liability incurred with respect to union multiemployer plans) of its portfolio companies, if such fund is a “trade or business” and the fund’s ownership interest in the portfolio company is significant enough to bring the investment fund within the portfolio company’s “controlled group.” While a number of cases have held that managing investments is not a “trade or business” for tax purposes, the Circuit Court in this case concluded the investment fund could be a “trade or business” for ERISA purposes based on certain factors, including the fund’s level of involvement in the management of its portfolio companies and the nature of its management fee arrangements. Ongoing litigation related to the Circuit Court’s decision suggests that additional factors may be relevant for purposes of determining whether an investment fund could face “controlled group” liability under ERISA, including the structure of the investment and the nature of the fund’s relationship with other affiliated investors and co-investors in the portfolio company. Moreover, regardless of whether or not an investment fund is determined to be a “trade or business” for purposes of ERISA, a court might hold that one of the fund’s portfolio companies could become jointly and severally liable for another portfolio company’s unfunded pension liabilities pursuant to the ERISA “controlled group” rules, depending upon the relevant investment structures and ownership interests as noted above.

Certain of our fund investments may be concentrated in certain asset types, sectors or in a geographic region, which could exacerbate any negative performance of those funds to the extent those concentrated investments perform poorly.

The governing agreements of our investment funds contain only limited investment restrictions and only limited requirements as to diversification of fund investments, either by sector, geographic region or asset type. During periods of difficult market conditions or slowdowns in these sectors, the decreased revenues, difficulty in obtaining access to financing and increased funding costs experienced by our real estate funds may be exacerbated by this concentration of investments, which would result in lower investment returns for our real estate funds.

Investments in energy, manufacturing, infrastructure and certain other assets may expose us to increased environmental risks and liabilities that are inherent in the ownership of real assets.

Ownership of real assets in our funds or vehicles may increase our risk of liability under environmental laws that impose, regardless of fault, joint and several liability for the cost of remediating contamination and compensation for damages. In addition, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of acquisition. Even in cases where we are indemnified by a seller against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or our ability to achieve enforcement of such indemnities.

Investments by our funds in the power and energy industries involve various operational, construction, regulatory and market risks that may expose us to increased risks and liabilities and could adversely affect our results of operations, liquidity and financial condition.

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

Our investments in infrastructure assets may expose us to increased risks and liabilities and may expose our unitholders to adverse tax consequences.

Investments in infrastructure assets may expose us to increased risks and liabilities that are inherent in the ownership of real assets. For example,

•

Ownership of infrastructure assets may also present additional risk of liability for personal and property injury or impose significant operating challenges and costs with respect to, for example, compliance with zoning, environmental or other applicable laws.

•

Infrastructure asset investments may face construction risks including, without limitation: (a) labor disputes, shortages of material and skilled labor, or work stoppages, (b) slower than projected construction progress and the unavailability or late delivery of necessary equipment, (c) less than optimal coordination with public utilities in the relocation of their facilities, (d) adverse weather conditions and unexpected construction conditions, (e) accidents or the breakdown or failure of construction equipment or processes; and (f) catastrophic events such as explosions, fires, terrorist activities and other similar events. These risks could result in substantial unanticipated delays or expenses (which may exceed expected or forecasted budgets) and, under certain circumstances, could prevent completion of construction activities once undertaken. Certain infrastructure asset investments may remain in construction phases for a prolonged period and, accordingly, may not be cash generative for a prolonged period. Recourse against the contractor may be subject to liability caps or may be subject to default or insolvency on the part of the contractor.

•

The operation of infrastructure assets is exposed to potential unplanned interruptions caused by significant catastrophic or force majeure events. These risks could, among other effects, adversely impact the cash flows available from investments in infrastructure assets, cause personal injury or loss of life, damage property, or instigate disruptions of service. In addition, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged service interruptions may result in permanent loss of customers, litigation, or penalties for regulatory or contractual noncompliance. Force majeure events that are incapable of, or too costly to, cure may also have a permanent adverse effect on an investment.

•

The management of the business or operations of an infrastructure asset may be contracted to a third-party management company unaffiliated with us. Although it would be possible to replace any such operator, the failure of such an operator to adequately perform its duties or to act in ways that are in our best interest, or the breach by an operator of applicable agreements or laws, rules and regulations, could have an adverse effect on the investment’s financial condition or results of operations. Infrastructure investments may involve the subcontracting of design and construction activities in respect of projects, and as a result our investments are subject to the risks that contractual provisions passing liabilities to a subcontractor could be ineffective, the subcontractor fails to perform services which it has agreed to perform and the subcontractor becomes insolvent.

Infrastructure investments often involve an ongoing commitment to a municipal, state, federal or foreign government or regulatory agencies. The nature of these obligations expose us to a higher level of regulatory control than typically imposed on other businesses and may require us to rely on complex government licenses, concessions, leases or contracts, which may be difficult to obtain or maintain. Infrastructure investments may require operators to manage such investments and such operators’ failure to comply with laws, including prohibitions against bribing of government officials, may adversely affect the value of such investments and cause us serious reputational and legal harm. Revenues for such investments may rely on contractual agreements for the provision of services with a limited number of counterparties, and are consequently subject to counterparty default risk. The operations and cash flow of infrastructure investments are also more sensitive to inflation and, in certain cases, commodity price risk. Furthermore, services provided by infrastructure investments may be subject to rate regulations by government entities that determine or limit prices that may be charged. Similarly, users of applicable services or government entities in response to such users may react negatively to any adjustments in rates and thus reduce the profitability of such infrastructure investments.

In addition, investments in infrastructure assets may cause adverse tax consequences for certain non-U.S. unitholders regarding income effectively connected with the conduct of a U.S. trade or business and the imposition of certain tax withholding. See “— Risks Related to United States Taxation — Non-U.S. persons face unique U.S. tax issues from owning our common units that may result in adverse tax consequences to them.” Moreover, investments in infrastructure assets may also require all our unitholders to file tax returns and pay taxes in various state and local jurisdictions in the U.S. and abroad where these infrastructure assets are located. See “— Risks Related to United States Taxation — Common unitholders will be subject to state and local taxes and return filing requirements as a result of investing in our common units.”

BIS is a new platform and is subject to a variety of risks and uncertainties.

BIS is our newly formed platform that was established to allow Blackstone to develop, distribute and manage tailored solutions for insurance companies worldwide. BIS intends to deliver to insurance companies customizable and diversified portfolios of Blackstone products across asset classes, as well as the option for full management of insurance companies’ investment portfolios, and is subject to a variety of risks and uncertainties. We recently entered into an investment agreement with Fidelity & Guaranty Life, where BIS currently oversees over $22 billion in assets under management. In addition, Blackstone and AXIS Capital established Harrington Reinsurance, a property & casualty reinsurance company, in July 2016 and currently manage all general account assets. The success of BIS will depend in large part on further developing investment partnerships with insurance company clients and maintaining existing relationships like those described above. If we fail to deliver high-quality, high-performing products that help those firms meet long-term policyholder obligations, BIS may not be successful in retaining existing investment partnerships or developing new investment partnerships and such failure may have a material adverse effect on our business, results and financial condition.

The U.S. and Non-U.S. insurance industries are subject to significant regulatory oversight. Regulatory authorities in many relevant jurisdictions have broad administrative, and in some cases discretionary, authority with respect to insurance companies and/or their investment advisors, which may include, among other things, the investments insurance companies may acquire and hold, marketing practices, affiliate transactions, reserve requirements and capital adequacy. These requirements are primarily concerned with the protection of policyholders and regulatory authorities often have wide discretion in applying the relevant restrictions and regulations to insurance companies, which may indirectly affect BIS. We may be the target or subject of, or may have indemnification obligations related to, litigation (including class action litigation by policyholders), enforcement investigations or regulatory scrutiny. Regulators and other authorities generally have the power to bring administrative or judicial proceedings against insurance companies, which could result in, among other things, suspension or revocation of licenses, cease and desist orders, fines, civil penalties, criminal penalties or other disciplinary action. To the extent BIS is directly or indirectly involved in such regulatory actions, our reputation could be harmed, we may become liable for indemnification obligations and we could potentially be subject to enforcement actions, fines and penalties.

Some of the arrangements we have or will develop with insurance companies involve complex U.S. and non-U.S. tax structures for which no clear precedent or authority may be available. Such structures may be subject to potential legislative, judicial or administrative change and differing interpretations and any adverse legislative, judicial or administrative changes or interpretations may result in substantial costs to insurance companies or BIS. In some cases we may agree to indemnify insurance companies for their losses resulting from any such adverse changes or interpretations.

Insurance company investment portfolios are often subject to internal and regulatory requirements governing the categories and ratings of investment products they may acquire and hold. Many of the investment products we develop for insurance company portfolios will be rated and a ratings downgrade or any other negative action by a rating agency with respect to our products could make them less attractive and limit our ability to offer such products to insurers.

Any failure to properly manage or address the foregoing risks may have a material adverse effect on our business, results and financial condition.

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

Investments by our funds of hedge funds in other hedge funds, as well as investments by our credit-focused, real estate debt and other hedge funds and similar products, are subject to numerous additional risks, including the following:

•

Certain of the funds are newly established funds without any operating history or are managed by management companies or general partners who may not have as significant track records as an independent manager.

•

Generally, there are few limitations on the execution of the hedge funds’ investment strategies or their deployment of capital, which are subject to the sole discretion of the management company or the general partner of such funds.

•

Hedge funds may engage in speculative trading strategies, including short selling, which is subject to the theoretically unlimited risk of loss because there is no limit on how much the price of a security may appreciate before the short position is closed out. A fund may be subject to losses if a security lender demands return of the lent securities and an alternative lending source cannot be found or if the fund is otherwise unable to borrow securities that are necessary to hedge or cover its positions.

•

Hedge funds are exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem or otherwise, thus causing the fund to suffer a loss. Counterparty risk is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the fund has concentrated its transactions with a single or small group of counterparties. Generally, hedge funds are not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. Moreover, the funds’ internal consideration of the creditworthiness of their counterparties may prove insufficient. The absence of a regulated market to facilitate settlement may increase the potential for losses.

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

•

Hedge funds are subject to risks due to potential illiquidity of assets. Hedge funds may make investments or hold trading positions in markets that are volatile and which may become illiquid. Timely divestiture or sale of trading positions can be impaired by decreased trading volume, increased price volatility, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions to which they may be a party, and changes in industry and government regulations. It may be impossible or costly for hedge funds to liquidate positions rapidly in order to meet margin calls, withdrawal requests or otherwise, particularly if there are other market participants seeking to dispose of similar assets at the same time or the relevant market is otherwise moving against a position or in the event of trading halts or daily price movement limits on the market or otherwise. Any “gate” or similar limitation on withdrawals with respect to hedge funds may not be effective in mitigating such risk. Moreover, these risks may be exacerbated for our funds of hedge funds. For example, if one of our funds of hedge funds were to invest a significant portion of its assets in two or more hedge funds that each had illiquid positions in the same issuer, the illiquidity risk for our funds of hedge funds would be compounded. For example, in 2008 many hedge funds, including some of our hedge funds, experienced significant declines in value. In many cases, these declines in value were both provoked and exacerbated by margin calls and forced selling of assets. Moreover, certain of our funds of hedge funds were invested in third party hedge funds that halted redemptions in the face of illiquidity and other issues, which precluded those funds of hedge funds from receiving their capital back on request.

•

Hedge fund investments are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the fund writes a call option. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the commodities underlying them and prevailing exchange rates. In addition, hedge funds’ assets are subject to the risk of the failure of any of the exchanges on which their positions trade or of their clearinghouses or counterparties. Most U.S. commodities exchanges limit fluctuations in certain commodity interest prices during a single day by imposing “daily price fluctuation limits” or “daily limits,” the existence of which may reduce liquidity or effectively curtail trading in particular markets.

As a result of their affiliation with The Blackstone Group L.P., our investment advisors that manage hedge funds will be restricted from time to time from trading in certain securities (e.g., publicly traded securities issued by our portfolio companies). This may limit their ability to acquire and/or subsequently dispose of investments in connection with transactions that would otherwise generally be permitted in the absence of such affiliation.

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

Our common unitholders do not elect our general partner or its board of directors and, unlike the holders of common stock in a corporation, have only limited voting rights on matters affecting our business and therefore limited ability to influence decisions regarding our business. Furthermore, if our common unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. Our general partner may not be removed unless that removal is approved by the vote of the holders of not less than two-thirds of the voting power of our outstanding common units and special voting units (including common units and special voting units held by the general partner and its affiliates) and we receive an opinion of counsel regarding limited liability matters. As of December 31, 2017, Blackstone Partners L.L.C., an entity wholly owned by our personnel and others who are limited partners, had 45.5% of the voting power of The Blackstone Group L.P. limited partners. Therefore, our senior managing directors have the ability to block any removal of our general partner and, given their control of our general partner, control The Blackstone Group L.P.

Blackstone personnel effectively control us and will effectively be able to determine the outcome of those few matters that may be submitted for a vote of the limited partners.

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

Our intention is to distribute quarterly to common unitholders approximately 85% of The Blackstone Group L.P.’s share of Distributable Earnings, subject to adjustment by amounts determined by Blackstone’s general partner to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and our funds, to comply with applicable law and any of its debt instruments or other agreements, or to provide for future cash requirements such as tax-related payments, clawback obligations and distributions to unitholders for any ensuing quarter. All of the foregoing is subject to the qualification that the declaration and payment of any distributions are at the sole discretion of our general partner, and may change at any time, including, without limitation, to eliminate such distributions entirely.

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

As part of the reorganization related to our IPO we acquired interests in our business from our predecessor owners. This transaction has been accounted for partially as a transfer of interests under common control and partially as an acquisition of non-controlling interests. We accounted for the acquisition of the non-controlling interests using the purchase method of accounting, and reflected the excess of the purchase price over the fair value of the tangible assets acquired and liabilities assumed as goodwill and other intangible assets on our statement of financial condition. As of December 31, 2017, we have $409.8 million of finite-lived intangible assets (in addition to $1.8 billion of goodwill), net of accumulated amortization. These finite-lived intangible assets are from the IPO and other business transactions. We are amortizing these finite-lived intangibles over their estimated useful lives, which range from three to twenty years, using the straight-line method, with a weighted-average remaining amortization period of 9.2 years as of December 31, 2017. The amortization of these finite-lived intangible assets and of this non-cash equity-based compensation will increase our expenses substantially during the relevant periods. These expenses may increase the net loss we record in certain periods or cause us to record a net loss in periods during which we would otherwise have recorded net income.

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

The market price of our common units could decline as a result of sales of a large number of common units in the market in the future or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell common units in the future at a time and at a price that we deem appropriate. We had a total of 659,087,647 voting common units outstanding as of February 22, 2018. Subject to the lock-up restrictions described below, we may issue and sell in the future additional common units. Limited partners of Blackstone Holdings owned an aggregate of 528,981,264 Blackstone Holdings Partnership Units outstanding as of February 22, 2018. In connection with our initial public offering, we entered into an exchange agreement with holders of Blackstone Holdings Partnership Units (other than The Blackstone Group L.P.’s wholly owned subsidiaries) so that these holders, subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for The Blackstone Group L.P. common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. A Blackstone Holdings limited partner must exchange one partnership unit in each of the Blackstone Holdings Partnerships to effect an exchange for a common unit. The common units we issue upon such exchanges would be “restricted securities,” as defined in Rule 144 under the Securities Act, unless we register such issuances. However, we have entered into a registration rights agreement with the limited partners of Blackstone Holdings that requires us to register these common units under the Securities Act and we have filed registration statements that cover the delivery of common units issued upon exchange of Blackstone Holdings Partnership Units. See “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence — Transactions with Related Persons — Registration Rights Agreement.” While the partnership agreements of the Blackstone Holdings Partnerships and related agreements contractually restrict the ability of Blackstone personnel to transfer the Blackstone Holdings Partnership Units or The Blackstone Group L.P. common units they hold and require that they maintain a minimum amount of equity ownership during their employ by us, these contractual provisions may lapse over time or be waived, modified or amended at any time.

In addition, in June 2007, we entered into an agreement with Beijing Wonderful Investments, an investment vehicle established and controlled by The People’s Republic of China, pursuant to which we sold to it non-voting common units. As of February 22, 2018, Beijing Wonderful Investments no longer owned any non-voting common units.

As of February 22, 2018, we had granted 9,818,237 outstanding deferred restricted common units and 45,103,899 outstanding deferred restricted Blackstone Holdings Partnership Units, which are subject to specified vesting requirements, to our non-senior managing director professionals and senior managing directors under The Blackstone Group L.P. 2007 Equity Incentive Plan (“2007 Equity Incentive Plan”). The aggregate number of common units and Blackstone Holdings Partnership Units covered by our 2007 Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of units equal to the positive difference, if any, of (a) 15% of the aggregate number of common units and Blackstone Holdings Partnership Units outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by The Blackstone Group L.P. or its wholly owned subsidiaries) minus (b) the aggregate number of common units and Blackstone Holdings Partnership Units covered by our 2007 Equity Incentive Plan as of such date (unless the administrator of the 2007 Equity Incentive Plan should decide to increase the number of common units and Blackstone Holdings Partnership Units covered by the plan by a lesser amount). An aggregate of 166,930,041 additional common units and Blackstone Holdings Partnership Units were available for grant under our 2007 Equity Incentive Plan as of February 22, 2018. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units covered by our 2007 Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market.

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

The U.S. federal income tax treatment of common unitholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. The U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the U.S. Internal Revenue Service, or “IRS,” and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. Changes to the U.S. federal income tax laws and interpretations thereof could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation (referred to as the “Qualifying Income Exception”), affect or cause us to change our investments and commitments, affect the tax considerations of an investment in us, change the character or treatment of portions of our income (including, for instance, the longer three-year holding period requirement for carried interest to be treated as long-term capital gain under the Tax Reform Bill) and adversely affect an investment in our common units. See, for example, the discussion above under “— In past years, the U.S. Congress has considered legislation pursuant to which we would not qualify as a partnership for U.S. federal income tax purposes unless we held carried interest through taxable subsidiary corporations. If any similar legislation were enacted and applied to us, our effective tax rate could increase significantly.”

Our organizational documents and governing agreements permit our general partner to modify our amended and restated limited partnership agreement from time to time, without the consent of the common unitholders, to address certain changes in U.S. federal income tax regulations, legislation or interpretation. In some circumstances, such revisions could have a material adverse impact on some or all common unitholders. Our general partner may, without the consent of the unitholders, take actions that would cause us to be taxed as a corporation for U.S. federal income tax purposes. Such actions could result in a taxable event to our unitholders where gain or loss is recognized. In addition, among other potential adverse consequences, becoming taxed as a corporation for U.S. federal income tax purposes would subject all of our future net income to a level of corporate tax, which may reduce the amount of cash available for distribution or reinvestment.

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

If we were treated as a corporation for U.S. federal income tax or state tax purposes, then our distributions to our common unitholders may be substantially reduced and the value of our common units would be adversely affected.

We are currently being treated as a partnership for U.S. federal income tax purposes, which requires that 90% or more of our gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Internal Revenue Code and that The Blackstone Group L.P. not be registered under the 1940 Act. Qualifying income generally includes dividends, interest, capital gains from the sale or other disposition of stocks and securities and certain other forms of investment income. We may not meet these requirements or current law may change so as to cause, in either event, us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject to U.S. federal income tax. We have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us. Moreover, our general partner may elect to take actions that result in our being treated as an entity taxable as a corporation for U.S. federal (and applicable state) income tax purposes without the approval of our common unitholders.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate. Distributions to our common unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our distributions to our common unitholders may be substantially reduced, which could cause a substantial reduction in the value of our common units. The same changes would result if our general partner caused us to be taxed as a corporation for U.S. federal income tax purposes.

Current law may change, causing us to be treated as a corporation for U.S. federal or state income tax purposes or otherwise subjecting us to entity level taxation. See, for example, “— In past years, the U.S. Congress has considered legislation pursuant to which we would not qualify as a partnership for U.S. federal income tax purposes unless we held carried interest through taxable subsidiary corporations. If any similar legislation were enacted and applied to us, our effective tax rate could increase significantly,” and “— States and local jurisdictions have considered and are considering changes to the income tax treatment of carried interest and partnerships generally that could if enacted cause us to incur a material increase in our tax liability and/or cause carried interest or other income allocable to holders of our common units to be subject to state or local income tax at higher rates than under current law.”

Our common unitholders may be subject to U.S. federal income tax on their share of our taxable income, regardless of whether they receive any cash distributions from us.

As long as 90% of our gross income for each taxable year constitutes qualifying income as defined in Section 7704 of the Internal Revenue Code and we are not required to register as an investment company under the 1940 Act on a continuing basis, and assuming there is no change in law or relevant change in our structure, we will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Accordingly, each unitholder will be required to take into account its allocable share of items of income, gain, loss and deduction of the Partnership. Distributions to a unitholder will generally be taxable to the unitholder for U.S. federal income tax purposes only to the extent the amount distributed exceeds the unitholder’s tax basis in the unit. That treatment contrasts with the treatment of a shareholder in a corporation. For example, a shareholder in a corporation who receives a distribution of earnings from the corporation will generally report the distribution as dividend income for U.S. federal income tax purposes. In contrast, a holder of our units who receives a distribution of earnings from us will not report the distribution as dividend income (and will treat the distribution as taxable only to the extent the amount distributed exceeds the unitholder’s tax basis in the units), but will instead report the holder’s allocable share of items of our income for U.S. federal income tax purposes. As a result, our common unitholders may be subject to U.S. federal, state, local and possibly, in some cases, foreign income taxation on their allocable share of our items of income, gain, loss, deduction and credit (including our allocable share of those items of any entity in which we invest that is treated as a partnership or is otherwise subject to tax on a flow through basis) for each of our taxable years ending with or within your taxable year, regardless of whether or not a common unitholder receives cash distributions from us.

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

In light of our investment activities, we will be treated as engaged in a U.S. trade or business for U.S. federal income tax purposes, which may cause some portion of our income to be treated as effectively connected income with respect to non-U.S. holders, or “ECI.” Moreover, dividends paid by an investment that we make in a REIT that are attributable to gains from the sale of U.S. real property interests and sales of certain investments in interests in U.S. real property, including stock of certain U.S. corporations owning significant U.S. real property, may be treated as ECI with respect to certain non-U.S. holders. In addition, certain income of non-U.S. holders from U.S. sources not connected to any such U.S. trade or business conducted by us could be treated as ECI. To the extent our income is treated as ECI, non-U.S. holders generally would be subject to withholding tax on their allocable shares of such income, would be required to file a U.S. federal income tax return for such year reporting their allocable shares of income effectively connected with such trade or business and any other income treated as ECI, and would be subject to U.S. federal income tax at regular U.S. tax rates on any such income (state and local income taxes and filings may also apply in that event). Non-U.S. holders that are corporations may also be subject to a 30% branch profits tax on their allocable share of such income. In addition, certain income from U.S. sources that is not ECI allocable to non-U.S. holders may be reduced by withholding taxes imposed at the highest effective applicable tax rate. Any gain recognized by a non-U.S. holder on the sale or exchange of common units that is deemed to be effectively connected with a U.S. trade or business will also be treated as ECI. Under the Tax Reform Bill, unless an applicable non-foreign person affidavit is furnished or another exception applies, if any portion of gain, if any, on a disposition of an interest in us would be treated as ECI, the transferee of an interest in us is required to withhold 10% of the amount realized on such disposition (and we would be required to withhold from future distributions to the transferee if the transferee fails to properly withhold). The U.S. Treasury Department and IRS have announced the temporary suspension of such withholding tax provisions with respect to any disposition of an interest in a publicly traded partnership until regulations or other guidance has been issued. Such withholding tax provisions, when effective for publicly traded partnerships, could impose material tax and administrative burdens on us and our unitholders.

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

In addition to U.S. federal income taxes, our common unitholders are subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if our common unitholders do not reside in any of those jurisdictions. Our common unitholders are likely to be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, common unitholders may be subject to penalties for failure to comply with those requirements. The filing of all U.S. federal, state and local tax returns that may be required of a common unitholder is the responsibility of such common unitholder. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in our common units.

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

It may require longer than 90 days after the end of our fiscal year to obtain the requisite information from all lower-tier entities so that K-1s may be prepared for the Partnership. For this reason, holders of common units who are U.S. taxpayers should anticipate the need to file annually with the IRS (and certain states) a request for an extension past April 15 or the otherwise applicable due date of their income tax return for the taxable year. In addition, common unitholders may be required to file amended income tax returns as a result of adjustments to items on the corresponding income tax returns of the partnership. Any obligation for a unitholder to file amended income tax returns for that or any other reason, including any costs incurred in the preparation or filing of such returns, is the responsibility of each common unitholder.

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

Legislation enacted in 2015 significantly changed the rules for U.S. federal income tax audits of partnerships. Such audits will be conducted at the partnership level, and unless a partnership qualifies for and affirmatively elects an alternative procedure, any adjustments to the amount of tax due (including interest and penalties) will be payable by the partnership. Under the elective alternative procedure, a partnership would issue information returns to persons who were partners in the audited year, who would then be required to take the adjustments into account in calculating their own tax liability, and the partnership would not be liable for the adjustments. If a partnership elects the alternative procedure for a given adjustment, the amount of taxes for which its partners would be liable would be increased by any applicable penalties and a special interest charge. There can be no assurance that we will be eligible to make such an election or that we will, in fact, make such an election for any given adjustment. If we do not or are not able to make such an election, then (a) our then-current common unitholders, in the aggregate, could indirectly bear income tax liabilities in excess of the aggregate amount of taxes that would have been due had we elected the alternative procedure, and (b) a given common unitholder may indirectly bear taxes attributable to income allocable to other common unitholders or former common unitholders, including taxes (as well as interest and penalties) with respect to periods prior to such holder’s ownership of common units. Amounts available for distribution to our common unitholders may be reduced as a result of our obligation to pay any taxes associated with an adjustment. Many issues and the overall effect of this legislation on us are uncertain, and common unitholders should consult their own tax advisors regarding all aspects of this legislation as it affects their particular circumstances.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located in leased office space at 345 Park Avenue, New York, New York. As of December 31, 2017, we also leased offices in Dublin, Hong Kong, London, Mumbai, Singapore, Tokyo and other cities around the world. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.

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

The number of holders of record of our common units as of February 22, 2018 was 79. This does not include the number of unitholders that hold common units in “street name” through banks or broker-dealers.

The following table sets forth the high and low intra-day sales prices per common unit, as reported by the NYSE, and the per unit common unitholder and Blackstone Holdings Partnership unitholder distributions for the periods indicated:

	2017				2016
			Distributions (a)				Distributions (a)
	High	Low	Common Unitholder	Blackstone Holdings Partnership Unitholder (b)	High	Low	Common Unitholder	Blackstone Holdings Partnership Unitholder (b)
First Quarter	$31.69	$27.35	$0.87	$0.88	$29.34	$22.31	$0.28	$0.28
Second Quarter	$33.93	$28.85	0.54	0.59	$29.60	$23.26	0.36	0.37
Third Quarter	$35.09	$31.03	0.44	0.45	$28.51	$22.45	0.41	0.45
Fourth Quarter	$35.07	$29.57	0.85	0.93	$30.25	$23.33	0.47	0.53

			$2.70	$2.85			$1.52	$1.63

(a)	Per unitholder distributions earned in each respective quarter. Each quarter’s distributions are declared and paid in the following quarter.
(b)	Represents the per unit amounts paid to Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships.

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

Our intention is to distribute quarterly to common unitholders approximately 85% of The Blackstone Group L.P.’s share of Distributable Earnings, subject to adjustment by amounts determined by Blackstone’s general partner to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and funds, to comply with applicable law and any of its debt instruments or other agreements, or to provide for future cash requirements such as tax-related payments, clawback obligations and distributions to unitholders for any ensuing quarter. The amount distributed could also be adjusted upward in any one quarter.

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

Unit Repurchases in the Fourth Quarter of 2017

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended

December 31, 2017, no units were repurchased. As of December 31, 2017, the amount remaining under this program available for repurchases was $335.8 million. See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 15. Net Income Per Common Unit” and “— Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Liquidity” for further information regarding this unit repurchase program.

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

The consolidated statements of financial condition and income data as of and for each of the five years ended December 31, 2017 have been derived from our consolidated financial statements. The audited Consolidated Statements of Financial Condition as of December 31, 2017 and 2016 and the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015 are included elsewhere in this Form 10-K. The audited Consolidated Statements of Financial Condition as of December 31, 2015, 2014 and 2013 and the Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 are not included in this Form 10-K. Historical results are not necessarily indicative of results for any future period.

The selected consolidated financial data should be read in conjunction with “— Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$2,729,056	$2,442,975	$2,542,505	$2,497,252	$2,193,985
Performance Fees	3,705,156	2,176,331	1,796,666	4,374,262	3,544,057
Investment Income	678,374	356,051	204,642	534,000	800,308
Interest and Dividend Revenue and Other	6,467	150,477	102,739	79,214	74,818

Total Revenues	7,119,053	5,125,834	4,646,552	7,484,728	6,613,168

Expenses
Compensation and Benefits	2,930,815	2,203,430	2,290,751	3,154,371	3,257,667
General, Administrative and Other	466,316	520,309	576,103	549,463	474,442
Interest Expense	197,486	152,654	144,522	121,524	107,973
Fund Expenses	132,787	52,181	79,499	30,498	26,658

Total Expenses	3,727,404	2,928,574	3,090,875	3,855,856	3,866,740

Other Income
Reduction of Tax Receivable Agreement Liability	403,855	—	82,707	—	20,469
Net Gains from Fund Investment Activities	321,597	184,750	176,364	357,854	381,664

Total Other Income	725,452	184,750	259,071	357,854	402,133

Income Before Provision for Taxes	4,117,101	2,382,010	1,814,748	3,986,726	3,148,561
Provision for Taxes	743,147	132,362	190,398	291,173	255,642

Net Income	3,373,954	2,249,648	1,624,350	3,695,553	2,892,919
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	13,806	3,977	11,145	74,794	183,315
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	497,439	246,152	219,900	335,070	198,557
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	1,391,879	960,284	683,516	1,701,100	1,339,845

Net Income Attributable to The Blackstone Group L.P.	$1,470,830	$1,039,235	$709,789	$1,584,589	$1,171,202

	Year Ended December 31,
	2017	2016	2015	2014	2013
Net Income Per Common Unit, Basic and Diluted
Common Units, Basic	$2.21	$1.60	$1.12	$2.60	$2.00

Common Units, Diluted	$2.21	$1.56	$1.04	$2.58	$1.98

Distributions Declared Per Common Unit (a)	$2.32	$1.66	$2.90	$1.92	$1.18

(a)	Distributions declared reflects the calendar date of declaration for each distribution. The fourth quarter distribution, if any, for any fiscal year will be declared and paid in the subsequent fiscal year.

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Statement of Financial Condition Data
Total Assets (a)	$34,428,910	$26,403,337	$22,526,080	$31,497,097	$29,668,959
Senior Notes	$3,514,815	$3,399,922	$2,797,060	$2,136,706	$1,654,659
Total Liabilities (a)	$20,699,355	$13,888,404	$10,295,623	$14,163,550	$15,291,288
Redeemable Non-Controlling Interests in Consolidated Entities (a)	$210,944	$185,390	$183,459	$2,441,854	$1,950,442
Total Partners’ Capital	$13,518,611	$12,329,543	$12,046,998	$14,891,693	$12,427,229

(a)	The increase in Total Assets and Total Liabilities from December 31, 2016 to December 31, 2017 is principally due to new consolidated CLO vehicles managed by our Credit segment. The decrease in total assets, total liabilities and redeemable non-controlling interests in consolidated entities from December 31, 2014 to December 31, 2015 was principally due to the adoption as of January 1, 2015 of new accounting consolidation guidance which resulted in the deconsolidation of certain Blackstone Funds.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with The Blackstone Group L.P.’s consolidated financial statements and the related notes included within this Annual Report on Form 10-K.

Our Business

Blackstone is one of the largest independent managers of private capital in the world. Our business is organized into four segments:

•

Private Equity. We are a world leader in private equity investing, having managed seven general private equity funds, as well as three sector focused funds, since we established this business in 1987. Our Private Equity segment includes our corporate private equity business, which consists of our flagship private equity funds (Blackstone Capital Partners (“BCP”) funds), our sector-focused private equity funds, including our energy-focused funds (Blackstone Energy Partners (“BEP”) funds) and our new Asia-focused fund. In addition, our Private Equity segment includes our core private equity fund, Blackstone Core Equity Partners (“BCEP”), our opportunistic investment platform that invests globally across asset classes, industries and geographies, Blackstone Tactical Opportunities (“Tactical Opportunities”), our secondary private equity fund of funds business, Strategic Partners Fund Solutions (“Strategic Partners”), a multi-asset investment program for eligible high net worth investors offering exposure to certain of Blackstone’s key illiquid investment strategies through a single commitment, Blackstone Total Alternatives Solution (“BTAS”) and our capital markets services business, Blackstone Capital Markets (“BXCM”).

Our corporate private equity business pursues transactions throughout the world across a variety of transaction types, including large buyouts, mid-cap buyouts, buy and build platforms (which involve multiple acquisitions behind a single management team and platform) and growth equity/development projects (which involve significant minority investments in mature companies and greenfield development projects in energy and power). Tactical Opportunities invests globally across asset classes, industries and geographies, seeking to identify and execute on attractive, differentiated investment opportunities, leveraging the intellectual capital across our various businesses while continuously optimizing its approach in the face of ever changing market conditions. Strategic Partners focuses on delivering access to a range of opportunities, leveraging its proprietary database to acquire single fund interests or complex portfolios in an efficient and timely manner.

•

Real Estate. Our Real Estate group is one of the largest real estate investment managers in the world. We operate as one globally integrated business, with investments in North America, Europe, Asia and Latin America. Our Real Estate investment team seeks to establish a differentiated view and capitalizes on our scale and proprietary information advantages to invest with conviction and generate attractive risk-adjusted returns for our investors over the long term.

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

Our core+ real estate business, Blackstone Property Partners (“BPP”) has assembled a global portfolio of high quality core+ investments across the U.S., Europe and Asia. We manage several core+ real estate funds, which target substantially stabilized assets in prime markets with a focus on office, multifamily, industrial and retail assets.

BREIT, a non-exchange traded REIT, is focused on investing primarily in stabilized income-oriented commercial real estate in the U.S.

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

•

Hedge Fund Solutions. Blackstone’s Hedge Fund Solutions segment is comprised principally of Blackstone Alternative Asset Management (“BAAM”). BAAM is the world’s largest discretionary allocator to hedge funds, managing a broad range of commingled and customized fund solutions since its inception in 1990. The Hedge Fund Solutions segment also includes investment platforms that seed new hedge fund businesses, purchase minority ownership interests in more established hedge funds, invest in special situation opportunities, create alternative solutions in regulated structures and trade directly.

•

Credit. Our credit segment consists principally of GSO Capital Partners LP (“GSO”) which was founded in 2005 and subsequently acquired by Blackstone in 2008. GSO is one of the largest leveraged finance-focused alternative asset managers in the world and is the largest manager of collateralized loan obligations (“CLOs”) globally. The investment portfolios of the funds we manage or sub-advise predominantly consist of loans and securities of non-investment grade companies spread across the capital structure including senior debt, subordinated debt, preferred stock and common equity.

The GSO business is organized into three overarching strategies: performing credit, distressed and long only. Our performing credit strategies include mezzanine lending funds, middle market direct lending funds (which would include the business development companies sub-advisory business (“BDCs”)), and other performing credit strategy funds. Our distressed strategies include credit alpha strategies, stressed/distressed funds and energy strategies. GSO’s long only strategies consist of CLOs, closed end funds, commingled funds and separately managed accounts.

In addition, our credit business includes our publicly traded MLP and investment platform, which are managed by Harvest. Harvest, which was founded in 2005 and subsequently acquired by Blackstone in 2017, primarily invests capital raised from institutional investors in separately managed accounts and pooled vehicles, investing in publicly traded MLPs holding primarily midstream energy assets in the U.S.

Our insurer-focused platform, BIS, partners with insurers to deliver customizable and diversified portfolios of Blackstone products across asset classes, as well as the option for full management of insurance companies’ investment portfolios.

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

2017 was characterized by global economic expansion which supported robust corporate earnings growth and strong equity market performance. Nearly all major global indices advanced, with the S&P 500 up 19% to new record levels, the MSCI World Index up 20%, and the MSCI Europe and Asia indices up 22% and 31%, respectively. Emerging market equities performed well, supported by a healthy rebound in global trade and a weaker U.S. dollar, with the MSCI Emerging Markets Index up 34% for the year.

In the U.S., economic growth and the passage of tax reform drove markets to new highs. Like the S&P, both the Dow and Nasdaq indices reached record levels in 2017, gaining 25% and 28%, respectively. In Europe, a sustained economic recovery and constructive political climate also supported equity markets. Election victories by pro-European candidates in Germany and France further allayed concerns over the Eurozone’s future and drove the euro higher by 14% versus the U.S. dollar. As concerns over Brexit lingered, the FTSE 100 index saw more muted growth relative to global markets, ending the year up 8%. In Asia, the Hang Seng index rose 36% and the Nikkei rose 19% for the year. In Japan, growth was driven by a rebound in business and consumer spending and sustained low unemployment. Continued accommodative monetary policy and the re-election of Prime Minister Shinzo Abe also buoyed sentiment. In China, sustained strong economic growth and steady consumer spending helped to assuage fears of a hard landing.

The CBOE volatility index declined 21% in 2017, hitting a record low of 9.14 in November, but rose sharply in February 2018 to 37.32, its highest level in over two years. Oil prices rebounded in the second half of the year, with West Texas Intermediate Crude up 12% to $60 per barrel. The S&P 500 Energy Index ended the year down 4%. Other commodities saw mixed performance, with the Bloomberg Commodity Index up 1% and the Henry Hub Natural Gas spot price ending the year down by 18%.

In fixed income, the Bloomberg Barclays U.S. Aggregate Bond Index rose 3.5%, U.S. investment grade corporates were up 6.4% and high yield corporates rose 7.5% during the year. Citing an improving economy and labor market, the U.S. Federal Reserve raised interest rates three times during the year, with the current target range set to 1.25-1.5%. After reaching a low of 2.0% in September 2017, 10-year U.S. Treasury yields moved upward to 2.8% in February 2018, prompting some investor concern over the potential negative impact to values of fixed income and longer duration assets. High yield spreads tightened 78 basis points during the year and issuance increased 19% year over year. Global equity capital markets activity for both initial public offerings and follow-on offerings hit a three-year high, with year-to-date activity up 19% year over year. 2017 marked the all-time record for number of issuances.

U.S. merger and acquisition (“M&A”) volume declined 16% during the year, driven in part by uncertainty ahead of the passage of the Tax Cuts and Jobs Act. While global M&A volume and private equity-backed M&A volume were both flat year over year and cross-border M&A fell to a three-year low, the outlook for deal activity is positive.

Global economic growth and expansion of business activity is broadly expected to continue in the near term, though potential risks include rising inflation, monetary policy tightening and geopolitical unrest.

Notable Transactions

On October 2, 2017, Blackstone issued $300 million in aggregate principal amount of 3.150% senior notes maturing on October 2, 2027 and $300 million in aggregate principal amount of 4.000% senior notes maturing on October 2, 2047. Blackstone used the proceeds from these notes to repurchase all of its 6.625% senior notes maturing on August 15, 2019.

On October 16, 2017, Blackstone closed on its acquisition of Harvest. Harvest primarily invests capital raised from institutional investors in separately managed accounts and pooled vehicles, investing in publicly traded MLPs holding primarily midstream energy assets in the U.S.

On December 11, 2017, Blackstone announced it was concluding its investment sub-advisory relationship with FS Investments’ funds (the “FS Funds”) effective April 9, 2018. Through April 9, 2018, GSO will continue to provide investment services to the FS Funds to help ensure a smooth transition. Concurrently, GSO will ramp up its internal, integrated platform to continue its business in the direct lending area. At December 31, 2017, the FS Funds represented $20.0 billion of Total Assets Under Management. Over time, we believe we will replace and ultimately overtake the prior level of revenue and earnings associated with our sub-advisory relations with FS Investments. As part of the transaction, Blackstone will receive proceeds from FS Investments of $582.5 million.

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

Certain past legislative proposals by members of the U.S. Congress would treat carried interest as not meeting the qualifying income requirements under the publicly traded partnership rules (after a transition period in the case of existing publicly traded partnerships). If similar legislation were enacted and applied to us, we would not qualify as a partnership for U.S. federal income tax purposes unless we held carried interest through corporations. If we were taxed as a corporation or held carried interest through taxable subsidiary corporations, our effective tax rate could increase significantly.

States and other jurisdictions have also considered legislation to increase taxes with respect to carried interest. For example, New York is considering legislation, which could cause a non-resident of New York who holds our common units to be subject to New York state income tax on carried interest earned by entities in which we hold an indirect interest, thereby requiring the non-resident to file a New York state income tax return reporting such carried interest income. In addition, proposals for a New York state tax surcharge on carried interest have recently been set forth. Whether or when similar legislation will be enacted is unclear. Finally, several state and local jurisdictions have evaluated ways to subject partnerships to entity level taxation through the imposition of state or local income, franchise or other forms of taxation or to increase the amount of such taxation. These and other proposals have recently been under heightened consideration in light of the recently enacted Tax Reform Bill.

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

The recently enacted Tax Reform Bill has resulted in fundamental changes to the Internal Revenue Code. Changes to U.S. tax laws resulting from the Tax Reform Bill, including reduction to the federal corporate income tax rate, partial limitation on the deductibility of business interest expense, and a longer three-year holding period requirement for carried interest to be treated as long-term capital gain could have a material effect on our business operations and our funds’ investment activities. These and other changes from the Tax Reform Bill—including limitations on the use, carryback and carryforward of net operating losses and changes relating to the scope and timing of U.S. taxation on earnings from international business operations—could also have a significant effect on the business of our portfolio companies. The exact impact of the Tax Reform Bill for future years is still unclear and difficult to quantify, but these changes could have a material adverse effect on our business, results of operations and financial condition. In addition, other changes could be enacted in the future to increase the corporate tax rate, limit further the deductibility of interest, subject carried interest to more onerous taxation or effect other changes that could have a material adverse effect on our business, results of operations and financial condition.

Congress, the OECD and other government agencies in jurisdictions in which we and our affiliates invest or do business have maintained a focus on issues related to the taxation of multinational companies. The OECD, which represents a coalition of member countries, is contemplating changes to numerous long-standing tax principles through its base erosion and profit shifting project, which is focused on a number of issues, including the shifting of profits between affiliated entities in different tax jurisdictions, interest deductibility and eligibility for the benefits of double tax treaties. Several of the proposed measures are potentially relevant to some of our structures and could have an adverse tax impact on our funds, investors and/or our portfolio companies. Some member countries have been moving forward on the BEPS agenda but, because timing of implementation and the specific measures adopted will vary among participating states, significant uncertainty remains regarding the impact of BEPS proposals. If implemented, these proposals could result in a loss of tax treaty benefits and increased taxes on income from our investments.

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

In addition, legislation enacted in 2015 significantly changed the rules for U.S. federal income tax audits of partnerships. Such audits will be conducted at the partnership level, and unless a partnership qualifies for and affirmatively elects an alternative procedure, any adjustments to the amount of tax due (including interest and penalties) will be payable by the partnership. Under the elective alternative procedure, a partnership would issue information returns to persons who were partners in the audited year, who would then be required to take the adjustments into account in calculating their own tax liability, and the partnership would not be liable for the adjustments. If a partnership elects the alternative procedure for a given adjustment, the amount of taxes for which its partners would be liable would be increased by any applicable penalties and a special interest charge. There can be no assurance that we will be eligible to make such an election or that we will, in fact, make such an election for any given adjustment. If we do not or are not able to make such an election, then (a) our then-current common unitholders, in the aggregate, could indirectly bear income tax liabilities in excess of the aggregate amount of taxes that would have been due had we elected the alternative procedure, and (b) a given common unitholder may indirectly bear taxes attributable to income allocable to other common unitholders or former common unitholders, including taxes (as well as interest and penalties) with respect to periods prior to such holder’s ownership of common units. Amounts available for distribution to our common unitholders may be reduced as a result of our obligation to pay any taxes associated with an adjustment. Many issues with respect to, and the overall effect of, this legislation on us are uncertain, and common unitholders should consult their own tax advisors regarding all aspects of this legislation as it affects their particular circumstances.

Economic Income

Blackstone uses Economic Income as a key measure of value creation, a benchmark of its performance and in making resource deployment and compensation decisions across its four segments. Economic Income represents segment net income before taxes excluding transaction-related charges. Transaction-related charges arise from Blackstone’s IPO and certain long-term retention programs outside of annual deferred compensation and other corporate actions, including acquisitions. Transaction-related charges include certain equity-based compensation charges, the amortization of intangible assets and contingent consideration associated with acquisitions. Economic Income presents revenues and expenses on a basis that deconsolidates the investment funds Blackstone manages. Economic Net Income (“ENI”) represents Economic Income adjusted to include current period taxes. Taxes represent the total tax provision calculated under accounting principles generally accepted in the United States of America (“GAAP”) adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes and adjusted to exclude the tax impact of any divestitures. Economic Income, our principal segment measure, is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. See Note 21. “Segment Reporting” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data”.

Fee Related Earnings

Blackstone uses Fee Related Earnings, which is derived from Economic Income, as a measure to highlight earnings from operations excluding: (a) the income related to performance fees and related performance fee compensation, (b) income earned from Blackstone’s investments in the Blackstone Funds, (c) net interest income (loss), (d) equity based compensation, and (e) Other Revenue. Management uses Fee Related Earnings as a measure to assess whether recurring revenue from our businesses is sufficient to adequately cover all of our operating expenses and generate profits. Fee Related Earnings equals contractual fee revenues, less (a) compensation expenses (which excludes amortization of equity-based awards, Carried Interest and Incentive Fee compensation), and (b) other operating expenses. See “— Liquidity and Capital Resources — Sources and Uses of Liquidity” below for our discussion of Fee Related Earnings.

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

Distributable Earnings, which is a component of Economic Net Income, is the sum across all segments of: (a) Total Management, Advisory and Other Fees, Net, (b) Interest and Dividend Revenue, (c) Realized Performance Fees, and (d) Realized Investment Income (Loss); less (a) Compensation, excluding the expense of equity-based awards, (b) Realized Performance Fee Compensation, (c) Interest Expense, (d) Other Operating Expenses, and (e) Taxes and Related Payables Under the Tax Receivable Agreement.

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

Assets Under Management. Assets Under Management refers to the assets we manage. Our Assets Under Management equals the sum of:

(a)	the fair value of the investments held by our carry funds and our side-by-side and co-investment entities managed by us, plus (1) the capital that we are entitled to call from investors in those funds and entities pursuant to the terms of their respective capital commitments, including capital commitments to funds that have yet to commence their investment periods, or (2) for certain credit-oriented funds the amounts available to be borrowed under asset based credit facilities,

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

Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Our funds of hedge funds, hedge funds, funds structured like hedge funds and other open ended funds in our Hedge Fund Solutions, Credit and Real Estate segments generally have structures that afford an investor the right to withdraw or redeem their interests on a periodic basis (for example, annually or quarterly), typically with 30 to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. Investment advisory agreements related to certain separately managed accounts in our Hedge Fund Solutions and Credit segments, excluding our BIS separately managed accounts, may generally be terminated by an investor on 30 to 90 days’ notice.

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

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for each of the years in the three year period ended December 31, 2017. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$	%	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$2,729,056	$2,442,975	$2,542,505	$286,081	12%	$(99,530)	-4%

Performance Fees
Realized
Carried Interest	3,439,754	1,474,830	3,205,290	1,964,924	133%	(1,730,460)	-54%
Incentive Fees	374,571	170,537	193,238	204,034	120%	(22,701)	-12%
Unrealized
Carried Interest	(100,477)	481,304	(1,595,174)	(581,781)	N/M	2,076,478	N/M
Incentive Fees	(8,692)	49,660	(6,688)	(58,352)	N/M	56,348	N/M

Total Performance Fees	3,705,156	2,176,331	1,796,666	1,528,825	70%	379,665	21%

Investment Income (Loss)
Realized	635,769	278,737	555,171	357,032	128%	(276,434)	-50%
Unrealized	42,605	77,314	(350,529)	(34,709)	-45%	427,843	N/M

Total Investment Income	678,374	356,051	204,642	322,323	91%	151,409	74%

Interest and Dividend Revenue	139,696	95,724	94,957	43,972	46%	767	1%
Other	(133,229)	54,753	7,782	(187,982)	N/M	46,971	604%

Total Revenues	7,119,053	5,125,834	4,646,552	1,993,219	39%	479,282	10%

Expenses
Compensation and Benefits
Compensation	1,442,485	1,335,408	1,726,191	107,077	8%	(390,783)	-23%
Performance Fee Compensation
Realized
Carried Interest	1,226,561	455,954	793,801	770,607	169%	(337,847)	-43%
Incentive Fees	160,683	78,096	85,945	82,587	106%	(7,849)	-9%
Unrealized
Carried Interest	105,372	312,838	(312,696)	(207,466)	-66%	625,534	N/M
Incentive Fees	(4,286)	21,134	(2,490)	(25,420)	N/M	23,624	N/M

Total Compensation and Benefits	2,930,815	2,203,430	2,290,751	727,385	33%	(87,321)	-4%
General, Administrative and Other	466,316	520,309	576,103	(53,993)	-10%	(55,794)	-10%
Interest Expense	197,486	152,654	144,522	44,832	29%	8,132	6%
Fund Expenses	132,787	52,181	79,499	80,606	154%	(27,318)	-34%

Total Expenses	3,727,404	2,928,574	3,090,875	798,830	27%	(162,301)	-5%

Other Income
Reduction of Tax Receivable Agreement Liability	403,855	—	82,707	403,855	N/M	(82,707)	-100%
Net Gains from Fund Investment Activities	321,597	184,750	176,364	136,847	74%	8,386	5%

Total Other Income	725,452	184,750	259,071	540,702	293%	(74,321)	-29%

Income Before Provision for Taxes	4,117,101	2,382,010	1,814,748	1,735,091	73%	567,262	31%
Provision for Taxes	743,147	132,362	190,398	610,785	461%	(58,036)	-30%

Net Income	3,373,954	2,249,648	1,624,350	1,124,306	50%	625,298	38%
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	13,806	3,977	11,145	9,829	247%	(7,168)	-64%
Net Income Attributable to Non- Controlling Interests in Consolidated Entities	497,439	246,152	219,900	251,287	102%	26,252	12%
Net Income Attributable to Non- Controlling Interests in Blackstone Holdings	1,391,879	960,284	683,516	431,595	45%	276,768	40%

Net Income Attributable to The Blackstone Group L.P.	$1,470,830	$1,039,235	$709,789	$431,595	42%	$329,446	46%

N/M	Not meaningful.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues

Total Revenues were $7.1 billion for the year ended December 31, 2017, an increase of $2.0 billion compared to $5.1 billion for the year ended December 31, 2016. The increase in Total Revenues was attributable to increases of $1.5 billion in Performance Fees, $322.3 million in Investment Income, and $286.1 million in Management and Advisory Fees, Net, partially offset by a decrease in Other Revenue of $188.0 million.

The increase in Performance Fees was principally due to increases in our Real Estate, Private Equity and Hedge Fund Solutions segments of $953.3 million, $473.0 million and $118.6 million, respectively. The increase in our Real Estate segment was primarily attributable to a net increase in the appreciation of investment holdings in our opportunistic funds. For the year ended December 31, 2017, the carrying value of investments for our opportunistic funds increased 19.4% versus 11.1% for the year ended December 31, 2016. Our core+ real estate funds, real estate debt drawdown funds and real estate hedge funds appreciated 12.0%, 14.7% and 8.9%, respectively for the year ended December 31, 2017. The increase in our Private Equity segment was driven by corporate private equity and Tactical Opportunities. Corporate private equity carrying value increased 17.6% in 2017 versus 10.7% for the year ended December 31, 2016. Tactical Opportunities carrying value increased 14.5% in 2017 versus 10.9% for the year ended December 31, 2016. The increase in Performance Fees in our Hedge Fund Solutions segment was primarily driven by higher returns in our BPS Composite, 8.3% gross (7.3% net) for the year ended December 31, 2017 compared to 3.5% gross (2.7% net) for the year ended December 31, 2016.

The increase in Investment Income was primarily attributable to increases in our Hedge Fund Solutions and Private Equity segments of $41.8 million and $34.6 million, respectively. The increase in our Hedge Fund Solutions segment was primarily attributable to the year over year net appreciation of investments of which Blackstone owns a share. The increase in our Private Equity segment was due to higher returns compared to 2016.

The increase in Management and Advisory Fees, Net was primarily due to increases in our Private Equity, Real Estate and Credit segments of $204.4 million, $55.9 million and $51.4 million, respectively. The increase in our Private Equity segment was primarily due to assets earning higher base management fees, principally due to the conclusion of a six-month fee holiday for BCP VII in the fourth quarter of 2016. The increase in our Real Estate segment was primarily due to growth in our core+ real estate funds and the launch of BREP Europe V in the fourth quarter of 2016 and the corresponding expiration of its fee holiday in the second quarter of 2017. The increase in our Credit segment was primarily due to our performing credit and energy portfolios, as well as Harvest.

The decrease in Other Revenue was primarily the result of foreign exchange loss on the revaluation of our euro denominated bonds.

Expenses

Expenses were $3.7 billion for the year ended December 31, 2017, an increase of $798.8 million compared to $2.9 billion for the year ended December 31, 2016. The increase was primarily attributable to increases in Performance Fee Compensation, Compensation and Fund Expenses. The increase of $620.3 million in Performance Fee Compensation was due to related increases in Performance Fees Revenue in our Real Estate, Private Equity and Hedge Fund Solutions segments. The increase of $107.1 million in Compensation was primarily due to the increase in Management and Advisory Fees, Net in our Private Equity, Real Estate and Credit segments, on which a portion of compensation is based. The increase of $80.6 million in Fund Expenses was due to an increase of $73.9 million in our Credit segment. The increase in our Credit segment was primarily the result of newly launched CLOs.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues

Total Revenues were $5.1 billion for the year ended December 31, 2016, an increase of $479.3 million compared to $4.6 billion for the year ended December 31, 2015. The increase was primarily attributable to increases in Performance Fees and Investment Income of $379.7 million and $151.4 million, respectively, partially offset by a decrease in Management and Advisory Fees, Net of $99.5 million.

Performance Fees, which are determined on a fund by fund basis, were $2.2 billion for the year ended December 31, 2016, an increase of $379.7 million compared to $1.8 billion for the year ended December 31, 2015. The increase in Performance Fees was primarily due to increases in our Credit and Real Estate segments of $355.2 million and $129.5 million, respectively. These increases were partially offset by a decrease in our Private Equity segment of $87.0 million. Performance Fees increased in our Credit segment due to a significant rebound in energy investments as well as broad based appreciation of funds. The composite net returns of Blackstone’s significant Credit segment funds for the year ended December 31, 2016 were 13.3% for Distressed Strategies and 16.7% for Performing Credit Strategies. The increase in Performance Fees in our Real Estate segment was primarily due to a year over year increase in the net appreciation of investment holdings in our real estate opportunistic funds, which appreciated 11.1%, compared to 9.7% in the prior period. Our core+ real estate funds, real estate debt drawdown and hedge funds appreciated 10.9%, 11.7% and 0.3%, respectively. The decrease in our Private Equity segment was principally due to lower appreciation in BCP V compared to 2015, partially offset by greater appreciation in our BCP VI and BCP IV funds.

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

Management and Advisory Fees, Net was $2.4 billion for the year ended December 31, 2016, a decrease of $99.5 million compared to $2.5 billion for the year ended December 31, 2015. The decrease in Management and Advisory Fees, Net was primarily due to the spin-off of the operations of our financial advisory business, partially offset by increases in our Real Estate, Private Equity and Credit segments of $130.9 million, $47.4 million and $19.7 million, respectively. The increase in our Real Estate segment was principally due to increased commitments in BREP VIII and an increase in invested capital in BPP, partially offset by realizations across the portfolio. The increase in our Private Equity segment was primarily due to the addition of Fee-Earning Assets Under Management across the segment. The increase in our Credit segment was primarily attributable to the growth in Fee-Earning Assets Under Management for our credit drawdown funds and our BDCs.

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

Other Income

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Other Income was $725.5 million for the year ended December 31, 2017, an increase of $540.7 million compared to $184.8 million for the year ended December 31, 2016. The increase in Other Income was primarily due to increases of $403.9 million in Reduction of Tax Receivable Agreement Liability and $136.8 million in Net Gains from Fund Investment Activities.

Other Income — Reduction of Tax Receivable Agreement Liability was $403.9 million for the year ended December 31, 2017. The Reduction of the Tax Receivable Agreement Liability was primarily attributable to the reduction in the corporate federal tax rate from 35% to 21% pursuant to the Tax Reform Bill.

Other Income — Net Gains from Fund Investment Activities was $321.6 million for the year ended December 31, 2017, an increase of $136.8 million compared to $184.8 million for the year ended December 31, 2016. The increase was principally driven by increases in our Credit and Real Estate segments of $75.2 million and $47.4 million, respectively. The increase in our Credit segment was primarily due to newly launched CLOs. The increase in our Real Estate segment was primarily the result of a year over year net increase in the appreciation of investments across the Real Estate funds.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Other Income was $184.8 million for the year ended December 31, 2016, a decrease of $74.3 million compared to $259.1 million for the year ended December 31, 2015. The decrease was primarily due to the absence of the Reduction of Tax Receivable Agreement Liability of $82.7 million that was recognized during the year ended December 31, 2015 in connection with the spin-off of our financial advisory business in October 2015. The reduction occurred when we recalculated our liability under the tax receivable agreements as a result of the spin-off of our financial advisory business.

Provision for Taxes

The following table summarizes Blackstone’s tax position:

	Year Ended December 31,
	2017	2016	2015
Income Before Provision for Taxes	$4,117,101	$2,382,010	$1,814,748
Provision for Taxes	$743,147	$132,362	$190,398
Effective Income Tax Rate	18.1%	5.6%	10.5%

The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

	Year Ended December 31,			2017 vs. 2016	2016 vs. 2015
	2017	2016	2015
Statutory U.S. Federal Income Tax Rate	35.0%	35.0%	35.0%	—	—
Income Passed Through to Common Unitholders and Non-Controlling Interest Holders (a)	-25.8%	-28.6%	-26.3%	2.8%	-2.3%
State and Local Income Taxes	1.5%	1.3%	1.8%	0.2%	-0.5%
Equity-Based Compensation	-0.1%	-0.2%	1.8%	0.1%	-2.0%
Impact of the Tax Reform Bill	8.3%	—	—	8.3%	—
Other	-0.8%	-1.9%	-1.8%	1.1%	-0.1%

Effective Income Tax Rate	18.1%	5.6%	10.5%	12.5%	-4.9%

(a)	Includes income that is not taxable to the Partnership and its subsidiaries. Such income is directly taxable to the Partnership’s unitholders and the non-controlling interest holders.

Blackstone’s Provision for Taxes for the years ended December 31, 2017, 2016 and 2015 was $743.1 million, $132.4 million and $190.4 million, respectively. This resulted in an effective tax rate of 18.1%, 5.6% and 10.5%, respectively, based on our Income Before Provision for Taxes of $4.1 billion, $2.4 billion and $1.8 billion, respectively.

The difference in Blackstone’s effective tax rate for the year ended December 31, 2017 compared to the year ended December 31, 2016 resulted primarily from two items. First, the Income Before Provision for Taxes that was not taxable to the Partnership or its subsidiaries (and therefore was passed through to common unitholders and non-controlling interest holders) was $3.1 billion in 2017 (of $4.1 billion of 2017 total pretax income), compared to $1.9 billion in 2016 (of $2.4 billion of 2016 total pretax income). Second, the Tax Reform Bill that was signed into law on December 22, 2017 included a reduction in the federal corporate income tax rate from 35% to 21%. The remeasurement of the Deferred Tax Assets resulted in income tax expense of $500.6 million partially offset by $160.3 million tax benefit resulting from the $403.9 million reduction to the liability under the Tax Receivable Agreement. The net impact to the effective tax rate was an 8.3% increase.

The difference in Blackstone’s effective tax rate for the year ended December 31, 2016 compared to the year ended December 31, 2015 resulted primarily from two items. First, the Income Before Provision for Taxes that was not taxable to the Partnership or its subsidiaries (and therefore was passed through to common unitholders and non-controlling interest holders) was $1.9 billion in 2016 (of $2.4 billion of 2016 total pretax income), compared to $1.4 billion in 2015 (of $1.8 billion of 2015 total pretax income). Second, in 2016, the tax deductible equity-based compensation expense exceeded the book equity-based compensation expense, while the reverse occurred in 2015.

All factors except for the remeasurement of the Deferred Tax Assets and the liability under the tax Receivable Agreement are expected to impact the effective tax rate for future years.

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

For the years ended December 31, 2017, 2016 and 2015, the Net Income Before Taxes allocated to Blackstone Holdings was 44.9%, 46.1% and 47.0%, respectively. The decreases of 1.2% and 0.9% were primarily due to conversions of Blackstone Holdings Partnership Units to Blackstone common units and the vesting of common units.

The Other Income — Reduction of Tax Receivable Agreement Liability was entirely allocated to The Blackstone Group L.P.

Operating Metrics

The following graphs and tables summarize the Fee-Earning Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the years ended December 31, 2017, 2016 and 2015. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management.”

Note:    Totals may not add due to rounding.

	Year Ended December 31,
	2017					2016
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$69,110,457	$72,030,054	$66,987,553	$68,964,608	$277,092,672	$51,451,196	$67,345,357	$65,665,439	$61,684,380	$246,146,372
Inflows, including Commitments (a)	8,257,430	23,555,866	10,302,444	55,099,845	97,215,585	28,896,280	14,230,164	10,132,407	15,066,802	68,325,653
Outflows, including Distributions (b)	(1,196,502)	(2,773,181)	(9,777,064)	(4,364,916)	(18,111,663)	(3,135,750)	(2,180,183)	(9,744,077)	(4,616,966)	(19,676,976)
Realizations (c)	(6,558,390)	(11,851,866)	(2,182,220)	(10,396,313)	(30,988,789)	(8,193,322)	(8,019,202)	(416,583)	(5,976,564)	(22,605,671)

Net Inflows (Outflows)	502,538	8,930,819	(1,656,840)	40,338,616	48,115,133	17,567,208	4,030,779	(28,253)	4,473,272	26,043,006
Market Appreciation (d)(f)	527,888	3,023,951	4,583,348	2,001,006	10,136,193	92,053	653,918	1,350,367	2,806,956	4,903,294

Balance, End of Period	$70,140,883	$83,984,824	$69,914,061	$111,304,230	$335,343,998	$69,110,457	$72,030,054	$66,987,553	$68,964,608	$277,092,672

Increase	$1,030,426	$11,954,770	$2,926,508	$42,339,622	$58,251,326	$17,659,261	$4,684,697	$1,322,114	$7,280,228	$30,946,300
Increase	1%	17%	4%	61%	21%	34%	7%	2%	12%	13%
Annualized Base Management Fee Rate (e)	1.07%	1.06%	0.74%	0.56%	0.83%	0.93%	1.09%	0.78%	0.78%	0.90%

	Year Ended December 31,
	2015
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$43,890,167	$52,563,068	$61,417,558	$58,821,006	$216,691,799
Inflows, including Commitments (a)	13,882,257	27,698,203	9,667,274	17,310,414	68,558,148
Outflows, including Distributions (b)	(1,395,020)	(4,165,520)	(5,430,094)	(5,711,573)	(16,702,207)
Realizations (c)	(5,106,650)	(8,513,771)	(516,619)	(6,318,060)	(20,455,100)

Net Inflows	7,380,587	15,018,912	3,720,561	5,280,781	31,400,841
Market Appreciation (Depreciation) (d)(f)	180,442	(236,623)	527,320	(2,417,407)	(1,946,268)

Balance, End of Period	$51,451,196	$67,345,357	$65,665,439	$61,684,380	$246,146,372

Increase	$7,561,029	$14,782,289	$4,247,881	$2,863,374	$29,454,573
Increase	17%	28%	7%	5%	14%
Annualized Base Management Fee Rate (e)	1.12%	1.19%	0.79%	0.82%	0.97%

	Year Ended December 31,
	2017					2016
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$100,189,994	$101,963,652	$71,119,718	$93,280,101	$366,553,465	$94,280,074	$93,917,824	$69,105,425	$79,081,252	$336,384,575
Inflows, including Commitments (a)	12,631,106	23,844,270	12,106,471	59,373,876	107,955,723	16,845,959	19,047,473	10,782,839	22,984,504	69,660,775
Outflows, including Distributions (b)	(1,230,409)	(1,399,741)	(10,661,542)	(6,165,216)	(19,456,908)	(1,526,205)	(500,727)	(9,871,709)	(6,408,231)	(18,306,872)
Realizations (c)	(15,760,727)	(24,527,951)	(2,409,985)	(12,487,834)	(55,186,497)	(14,221,866)	(17,926,238)	(436,973)	(6,798,762)	(39,383,839)

Net Inflows (Outflows)	(4,360,030)	(2,083,422)	(965,056)	40,720,826	33,312,318	1,097,888	620,508	474,157	9,777,511	11,970,064
Market Appreciation (d)(g)	9,730,612	15,460,133	4,936,172	4,135,543	34,262,460	4,812,032	7,425,320	1,540,136	4,421,338	18,198,826

Balance, End of Period	$105,560,576	$115,340,363	$75,090,834	$138,136,470	$434,128,243	$100,189,994	$101,963,652	$71,119,718	$93,280,101	$366,553,465

Increase	$5,370,582	$13,376,711	$3,971,116	$44,856,369	$67,574,778	$5,909,920	$8,045,828	$2,014,293	$14,198,849	$30,168,890
Increase	5%	13%	6%	48%	18%	6%	9%	3%	18%	9%

	Year Ended December 31,
	2015
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$73,073,252	$80,863,187	$63,585,670	$72,858,960	$290,381,069
Inflows, including Commitments (a)	30,034,911	29,473,697	11,040,950	23,035,118	93,584,676
Outflows, including Distributions (b)	(406,955)	(342,233)	(5,559,483)	(6,372,790)	(12,681,461)
Realizations (c)	(13,493,163)	(21,016,540)	(554,584)	(7,605,824)	(42,670,111)

Net Inflows	16,134,793	8,114,924	4,926,883	9,056,504	38,233,104
Market Appreciation (Depreciation) (d)(g)	5,072,029	4,939,713	592,872	(2,834,212)	7,770,402

Balance, End of Period	$94,280,074	$93,917,824	$69,105,425	$79,081,252	$336,384,575

Increase	$21,206,822	$13,054,637	$5,519,755	$6,222,292	$46,003,506
Increase	29%	16%	9%	9%	16%

(a)	Inflows represent contributions in our hedge funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs, increases in the capital we manage pursuant to separately managed account programs, allocations from multi-asset products to other strategies and acquisitions.
(b)	Outflows represent redemptions in our hedge funds and closed-end mutual funds, client withdrawals from our separately managed account programs and decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments).
(c)	Realizations represent realizations from the disposition of assets or capital returned to investors from CLOs.
(d)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Represents the annualized current quarter’s Base Management Fee divided by period end Fee-Earning Assets Under Management.

(f)	For the year ended December 31, 2017, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $1.3 million, $1.4 billion, $1.4 billion and $2.8 billion for the Private Equity, Real Estate, Credit and Total segments, respectively. For the year ended December 31, 2016, such impact was $1.0 million, $(463.8) million, $(335.8) million and $(798.5) million for the Private Equity, Real Estate, Credit and Total segments, respectively. For the year ended December 31, 2015, such impact was $(17.0) million, $(642.4) million, $(999.2) million and $(1.7) billion for the Private Equity, Real Estate, Credit and Total segments, respectively.
(g)	For the year ended December 31, 2017, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $1.1 billion, $3.1 billion, $1.8 million and $5.9 billion for the Private Equity, Real Estate, Credit and Total segments, respectively. For the year ended December 31, 2016, such impact was $86.5 million, $(1.4) billion, $(490.4) million and $(1.8) billion for the Private Equity, Real Estate, Credit and Total segments, respectively. For the year ended December 31, 2015, such impact was $(508.1) million, $(1.9) billion, $(1.1) billion and $(3.5) billion for the Private Equity, Real Estate, Credit and Total segments, respectively.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $335.3 billion at December 31, 2017, an increase of $58.3 billion, or 21%, compared to $277.1 billion at December 31, 2016. The net increase was due to:

•	Inflows of $97.2 billion related to:

•

$55.1 billion in our Credit segment principally related to inflows of $22.4 billion from BIS, $11.2 billion from the acquisition of Harvest, $5.8 billion of capital raised from new CLO launches, $5.8 billion of inflows from mezzanine funds, $4.3 billion of inflows from long only and MLP strategies, $3.3 billion of inflows from distressed strategies and $2.3 billion of inflows from BDCs,

•

$23.6 billion in our Real Estate segment primarily related to $5.9 billion from Logicor asset management mandate, $5.8 billion from the second Asian opportunistic fund, $5.2 billion from BREDS, $1.7 billion from BREIT and $3.2 billion from other core+ real estate funds,

•

$10.3 billion in our Hedge Fund Solutions segment mainly related to growth of $4.6 billion from customized solutions, $4.0 billion from individual investor and specialized solutions and $1.7 billion from commingled products, and

•

$8.3 billion in our Private Equity segment primarily due to $3.0 billion from Tactical Opportunities, $2.0 billion from Strategic Partners, $1.7 billion from corporate private equity and $1.3 billion from core private equity.

•	Market appreciation of $10.1 billion due to:

•	$4.6 billion in our Hedge Fund Solutions segment primarily due to solid returns from BAAM’s Principal Solutions Composite of 8.3% gross (7.3% net),

•	$3.0 billion in our Real Estate segment primarily due to $1.4 billion of foreign exchange appreciation as well as appreciation of $1.3 billion from core+ real estate funds, and

•

$2.0 billion in our Credit segment primarily due to $697.9 million of appreciation from long only and MLP strategies ($427.3 million from market appreciation and $270.6 million from foreign exchange appreciation), $387.9 million of appreciation from CLOs and $382.5 million of market appreciation from BDCs.

Offsetting these increases were:

•	Realizations of $31.0 billion primarily driven by:

•

$11.9 billion in our Real Estate segment primarily attributable to $6.8 billion from BREP opportunistic funds, $3.4 billion from BREDS, $816.4 million from BREP co-investment and $801.7 million from core+ real estate funds,

•

$10.4 billion in our Credit segment primarily due to $4.4 billion of capital returned to investors from CLOs that are post their re-investment periods, $3.0 billion of realizations from distressed strategies, $1.6 billion of realizations from mezzanine funds and $983.0 million in dividends from BDCs,

•	$6.6 billion in our Private Equity segment primarily due to $3.1 billion from corporate private equity, $2.4 billion from Strategic Partners and $1.1 billion from Tactical Opportunities, and

•	$2.2 billion in our Hedge Fund Solutions segment primarily due to $2.1 billion from individual investor and specialized solutions.

•	Outflows of $18.1 billion primarily attributable to:

•

$9.8 billion in our Hedge Fund Solutions segment with outflows of $4.0 billion from individual investor and specialized solutions, $3.2 billion from customized solutions and $2.6 billion from commingled products,

•	$4.4 billion in our Credit segment primarily attributable to $2.1 billion from long only and MLP strategies, $1.1 billion from BDCs and $689.4 million from distressed strategies,

•	$2.8 billion in our Real Estate segment primarily due to $2.1 billion of uninvested reserves at the close of BREP Asia’s investment period, and

•	$1.2 billion in our Private Equity segment primarily due to reductions of $467.4 million from Strategic Partners and $452.5 million from corporate private equity assets that no longer earn fees.

BAAM had net inflows of $2.1 billion from January 1 through February 1, 2018.

Fee-Earning Assets Under Management were $277.1 billion at December 31, 2016, an increase of $30.9 billion, or 13%, compared to $246.1 billion at December 31, 2015. The net increase was due to:

•	Inflows of $68.3 billion related to:

•

$28.9 billion in our Private Equity segment primarily due to the commencement of the investment periods of BCP VII and SP VII, which generated inflows of $17.5 billion and $7.3 billion, respectively (these amounts are reflected in Total Assets Under Management at each closing of each respective fund),

•

$15.1 billion in our Credit segment driven by $4.8 billion raised from new CLO launches, $3.4 billion of inflows from distressed strategies, $3.3 billion from long only strategies, $2.2 billion from BDCs and $1.2 billion of inflows from mezzanine funds,

•

$14.2 billion in our Real Estate segment primarily related to $7.2 billion committed in BREP Europe V, $3.2 billion invested across BREDS, $2.5 billion invested in BPP and $755.0 million raised for BREP co-investment, and

•

$10.1 billion in our Hedge Fund Solutions segment mainly related to growth of $4.5 billion from individual investor and specialized solutions, $3.1 billion from customized solutions and $2.5 billion from commingled products.

•	Market appreciation of $4.9 billion due to:

•

$2.8 billion appreciation in our Credit segment due to $2.1 billion from BDCs, $714.5 million from distressed strategies and $659.6 million from long only strategies, partially offset by $335.8 million of foreign exchange depreciation,

•	$1.4 billion appreciation in our Hedge Fund Solutions segment due to returns from BAAM’s Principal Solutions Composite of 3.5% gross (2.7% net), and

•

$653.9 million in our Real Estate segment primarily due to appreciation of $941.3 million and $248.0 million from BPP and BXMT, respectively, partially offset by $463.8 million of foreign exchange depreciation.

Offsetting these increases were:

•	Realizations of $22.6 billion primarily driven by:

•

$8.2 billion in our Private Equity segment primarily due to $3.8 billion of realizations from BCP V, $1.7 billion from Strategic Partners, $1.0 billion from BCP VI and $800.9 million from Tactical Opportunities,

•

$8.0 billion in our Real Estate segment primarily due to $3.5 billion of realizations from BREP global and European funds (Fee-Earning Assets Under Management only includes the invested capital from funds outside of their investment period while Total Assets Under Management realizations include total proceeds), $2.6 billion of realizations from BREDS and $1.6 billion of realizations from BREP co-investment, and

•

$6.0 billion in our Credit segment primarily due to $2.8 billion of capital returned to investors from CLOs that are post their re-investment periods, $1.5 billion of realizations from distressed strategies and $937.1 million in dividends from BDCs.

•	Outflows of $19.7 billion primarily attributable to:

•

$9.7 billion in our Hedge Fund Solutions segment with outflows of $4.7 billion from individual investor and specialized solutions, $2.7 billion from customized solutions and $2.4 billion from commingled products,

•	$4.6 billion in our Credit segment primarily attributable to $1.8 billion from BDCs, $1.6 billion from long only strategies and $1.2 billion from distressed strategies,

•	$3.1 billion in our Private Equity segment primarily due to the end of the investment periods of BCP VI and SP VI, driving outflows of $1.8 billion and $561.4 million, respectively, and

•	$2.2 billion in our Real Estate segment primarily due to $2.0 billion of uninvested reserves at the close of BREP Europe IV’s investment period.

Total Assets Under Management

Total Assets Under Management were $434.1 billion at December 31, 2017, an increase of $67.6 billion, or 18%, compared to $366.6 billion at December 31, 2016. The net increase was due to:

•	Inflows of $108.0 billion primarily related to:

•

$59.4 billion in our Credit segment primarily due to $22.4 billion of inflows from BIS, $11.2 billion from the acquisition of Harvest, $8.8 billion of inflows from distressed strategies, $5.8 billion of capital raised from CLO launches, $4.7 billion of inflows from long only and MLP strategies, $3.8 billion from mezzanine funds and $2.3 billion of inflows from BDCs,

•

$23.8 billion in our Real Estate segment due to $6.0 billion from the Logicor asset management mandate, $5.9 billion from the second Asian opportunistic fund, $4.3 billion from other core+ real estate funds, $3.1 billion from BREDS, $2.9 billion from recycled capital for BREP opportunistic funds, $1.7 billion from BREIT,

•

$12.6 billion in our Private Equity segment primarily related to $5.9 billion from Tactical Opportunities, $2.4 billion from Strategic Partners, $2.2 billion from BCP co-investment and $1.9 million from corporate private equity, and

•

$12.1 billion in our Hedge Fund Solutions segment primarily related to capital raised of $5.1 billion from individual investor and specialized solutions, $5.0 billion from customized solutions and $1.9 billion from commingled products.

•	Market appreciation of $34.3 billion due to:

•

$15.5 billion in our Real Estate segment primarily due to carrying value increases of 19.4% and 12.0%, respectively, in opportunistic and core+ real estate funds, which includes $3.1 billion of foreign exchange appreciation,

•

$9.7 billion in our Private Equity segment primarily due to carrying value increases in corporate private equity, Strategic Partners and Tactical Opportunities of 17.6%, 22.5% and 14.5%, respectively, which includes $1.1 billion of foreign exchange appreciation,

•	$4.9 billion in our Hedge Fund Solutions segment due to the reasons noted above in Fee-Earning Assets Under Management, and

•

$4.1 billion in our Credit segment primarily due to $1.1 billion of appreciation from mezzanine funds ($709.5 million from market appreciation and $429.7 million from foreign exchange appreciation), $954.5 million appreciation from distressed strategies ($866.4 million from market appreciation and $88.1 million from foreign exchange appreciation), $787.7 million of appreciation from long only and MLP strategies ($437.9 million from market appreciation and $349.8 million from foreign exchange appreciation) and $648.8 million of appreciation from CLOs.

Total Assets Under Management market appreciation (depreciation) in our Private Equity and Real Estate segments generally represents the change in fair value of the investments held and typically exceeds the Fee-Earning Assets Under Management market appreciation (depreciation) which generally represents only the invested capital.

Offsetting these increases were:

•	Realizations of $55.2 billion driven by:

•

$24.5 billion in our Real Estate segment primarily due to $19.6 billion from BREP opportunistic funds, $2.1 billion from BREP co-investment, $1.8 million from BREDS and $934.6 million from core+ real estate funds,

•

$15.8 billion in our Private Equity segment primarily due to continued disposition activity across the segment, mainly $9.2 billion from corporate private equity, $2.8 billion from Strategic Partners and $2.7 billion from Tactical Opportunities,

•

$12.5 billion in our Credit segment primarily due to $4.7 billion of capital returned to investors from CLOs that are post their re-investment periods, $4.0 billion of realizations from distressed strategies, $2.3 billion of realizations from mezzanine funds and $983.0 million in dividends from BDCs, and

•	$2.4 billion in our Hedge Fund Solutions segment primarily due to $2.2 billion of realizations from individual investor and specialized solutions.

Total Assets Under Management realizations in our Private Equity and Real Estate segments generally represent the total proceeds and typically exceed the Fee-Earning Assets Under Management realizations which generally represent only the invested capital.

•	Outflows of $19.5 billion primarily attributable to:

•

$10.7 billion in our Hedge Fund Solutions segment with outflows of $4.7 billion from individual investor and specialized solutions, $3.3 billion from customized solutions and $2.7 billion from commingled products,

•	$6.2 billion in our Credit segment primarily due to $2.2 billion from long only and MLP strategies, $1.8 billion from distressed strategies and $1.1 billion from BDCs, and

•	$1.4 billion in our Real Estate segment primarily due to an $803.6 million release of reserves in BREDS II and $394.3 million of redemptions from BREDS liquid funds.

Total Assets Under Management were $366.6 billion at December 31, 2016, an increase of $30.2 billion, or 9%, compared to $336.4 billion at December 31, 2015. The net increase was due to:

•	Inflows of $69.7 billion primarily related to:

•

$23.0 billion in our Credit segment primarily due to $9.6 billion of inflows from mezzanine funds, $4.8 billion raised from CLO launches, $3.4 billion from long only strategies, $2.8 billion of inflows from distressed strategies and $2.2 billion from BDCs,

•

$19.0 billion in our Real Estate segment attributable to $7.4 billion raised for BREP Europe V, $3.5 billion raised from BREDS III, $2.7 billion raised from core+ real estate funds and $879.1 million from BREP co-investment,

•

$16.8 billion in our Private Equity segment primarily related to $8.3 billion raised for Strategic Partners, $3.9 billion raised from core private equity and $2.6 billion raised from Tactical Opportunities, (capital raised is included in Fee-Earning Assets Under Management at the investment period commencement of each fund or at such time indicated in each fund’s limited partnership agreement), and

•	$10.8 billion in our Hedge Fund Solutions segment primarily driven by continued platform diversification and growth in customized solutions and individual investor solutions.

•	Market appreciation of $18.2 billion due to:

•

$7.4 billion appreciation in our Real Estate segment due to a carrying value increase in our opportunistic and core+ real estate funds of 11.1% and 10.9%, respectively, partially offset by $1.4 billion of foreign exchange depreciation,

•

$4.8 billion appreciation in our Private Equity segment primarily due to an 8.8% overall increase in carrying value, including 10.7% for our Corporate Private Equity funds and 10.9% in Tactical Opportunities,

•	$4.4 billion appreciation in our Credit segment due to $2.1 billion from BDCs and $1.1 billion from distressed strategies, partially offset by $490.4 million of foreign exchange depreciation, and

•	$1.5 billion appreciation in our Hedge Fund Solutions segment primarily due to reasons noted above in Fee-Earning Assets Under Management.

Offsetting these increases were:

•	Realizations of $39.4 billion driven by:

•	$17.9 billion in our Real Estate segment due to realizations of $12.7 billion from BREP global, European and Asia funds, $2.9 billion from BREP co-investment and $1.9 billion from BREDS,

•

$14.2 billion in our Private Equity segment primarily due to realizations across the segment, mainly $5.3 billion from BCP V fund, $2.1 billion from BCP co-investment, $2.1 billion from BCP VI, $1.9 billion from Strategic Partners funds and $1.3 billion from Tactical Opportunities, and

•

$6.8 billion in our Credit segment due to $2.9 billion of capital returned to investors from CLOs that are post their re-investment periods, $2.0 billion of realizations from distressed strategies, $937.1 million from our BDCs and $824.0 million of realizations from our mezzanine funds.

•	Outflows of $18.3 billion primarily attributable to:

•	$9.9 billion in our Hedge Fund Solutions segment primarily due to the same reasons in Fee-Earning Assets Under Management above,

•

$6.4 billion in our Credit segment primarily due to $1.8 billion from BDCs, $1.7 billion from certain long only strategies, $1.3 billion from distressed strategies and $1.1 billion from our mezzanine funds, and

•	$1.5 billion in our Private Equity segment which includes $804.6 million from Strategic Partners primarily due to expiration of unused commitments.

Limited Partner Capital Invested

The following presents limited partner capital invested for each of the years ended December 31:

Note:    Totals may not add due to rounding.

	Year Ended December 31,
	2015	2016	2017
Limited Partner Capital Invested
Private Equity	$10,219,178	$7,443,607	$16,923,385
Real Estate	16,259,362	10,969,746	19,586,515
Hedge Fund Solutions (a)	243,241	753,548	901,230
Credit	3,783,265	3,254,849	8,805,283

	$30,505,046	$22,421,750	$46,216,413

(a)	Limited Partner Capital Invested for the Hedge Fund Solutions segment has been updated for an adjustment applicable to each of the three month periods ended September 30, 2016, December 31, 2016 and March 31, 2017.

The following presents Blackstone’s dry powder as of December 31 of each year:

Note:    Totals may not add due to rounding.

(a)	Represents illiquid drawdown funds only; excludes marketable vehicles; includes both Fee-Earning (third party) capital and general partner and employee commitments that do not earn fees. Amounts are reduced by outstanding commitments to invest, but for which capital has not been called.

	December 31,
	2015	2016	2017
Dry Powder Available for Investment
Private Equity	$37,387,766	$43,618,496	$36,302,497
Real Estate	23,464,151	32,134,990	32,251,005
Hedge Fund Solutions	4,066,965	4,309,901	3,943,358
Credit	14,780,351	21,279,670	22,285,149

	$79,699,233	$101,343,057	$94,782,009

Net Accrued Performance Fees

The following table presents the accrued performance fees, net of performance fee compensation, of the Blackstone Funds as of December 31, 2017 and 2016. Net accrued performance fees presented do not include clawback amounts, if any, which are disclosed in Note 18. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing. The net accrued performance fee as of each reporting date is principally unrealized carried interest and incentive fees which, if realized, can be a significant component of Distributable Earnings.

	December 31,
	2017	2016
	(Dollars in Millions)
Private Equity
BCP IV Carried Interest	$87	$186
BCP V Carried Interest	73	323
BCP VI Carried Interest	668	548
BCP VII Carried Interest	16	—
BEP I Carried Interest	95	71
BEP II Carried Interest	5	2
Tactical Opportunities Carried Interest	104	83
Strategic Partners Carried Interest	66	34
BTAS Carried Interest	13	17
Other Carried Interest	3	4

Total Private Equity (a)	1,130	1,268

Real Estate
BREP IV Carried Interest	9	8
BREP V Carried Interest	203	300
BREP VI Carried Interest	190	510
BREP VII Carried Interest	587	504
BREP VIII Carried Interest	255	143
BREP Europe III Carried Interest	67	140
BREP Europe IV Carried Interest	207	184
BREP Europe V Carried Interest	25	—
BREP Asia Carried Interest	102	79
BPP Carried Interest	100	57
BPP Incentive Fees	34	34
BREIT Incentive Fees	10	—
BREDS Carried Interest	22	16
BREDS Incentive Fees	13	4
Asia Platform Incentive Fees	6	7
BTAS Carried Interest	16	—

Total Real Estate (a)	1,846	1,986

Hedge Fund Solutions
Carried Interest	5	—
Incentive Fees	84	24

Total Hedge Fund Solutions	89	24

Credit
Carried Interest	268	168
Incentive Fees	21	24

Total Credit	289	192

Total Blackstone
Carried Interest	3,186	3,377
Incentive Fees	168	93

Net Accrued Performance Fees	$3,354	$3,470

(a)	Private Equity and Real Estate include Co-Investments, as applicable.

Net performance fee receivable was increased by net performance fee income of $2.2 billion for the year ended December 31, 2017 and decreased by net realized distributions of $2.3 billion for the year ended December 31, 2017.

Performance Fee Eligible Assets Under Management

The following represents our Performance Fee Eligible Assets Under Management as of December 31, 2017:

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

The following table presents the investment record of our significant drawdown funds from inception through December 31, 2017:

			Unrealized Investments			Realized Investments		Total Investments		Net IRRs (c)
Fund (Investment Period Beginning Date / Ending Date)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	N/A	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	N/A	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	19,313	1.5x	—	2,953,649	1.4x	2,972,962	1.4x	7%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	209,846	756,129	0.8x	48%	20,677,725	3.2x	21,433,854	2.8x	42%	36%
BCP V (Dec 2005 / Jan 2011)	21,024,739	1,055,337	2,413,319	1.1x	43%	35,757,252	2.0x	38,170,571	1.9x	9%	8%
BCP VI (Jan 2011 / May 2016)	15,199,202	1,857,593	15,493,831	1.6x	20%	8,470,999	2.0x	23,964,830	1.7x	23%	13%
BEP I (Aug 2011 / Feb 2015)	2,437,639	157,170	2,558,266	1.5x	31%	1,323,850	2.0x	3,882,116	1.6x	32%	13%
BEP II (Feb 2015 / Feb 2021) (d)	4,882,737	1,926,610	2,487,414	1.2x	—	47,388	2.1x	2,534,802	1.2x	N/M	10%
BCP VII (May 2016 / May 2022)	18,507,997	13,697,870	4,147,133	1.2x	—	267,852	1.1x	4,414,985	1.2x	N/M	9%
BCP Asia (Dec 2017 / Dec 2023)	1,576,564	1,423,640	—	N/A	—	—	N/A	—	N/A	N/A	N/A

Total Corporate Private Equity	$78,726,993	$20,352,641	$27,875,405	1.4x	19%	$83,681,960	2.2x	$111,557,365	1.9x	17%	15%

Tactical Opportunities	16,565,845	6,853,971	9,534,468	1.2x	8%	4,458,750	1.7x	13,993,218	1.3x	25%	11%
Tactical Opportunities Co-Investment and Other	4,822,889	2,379,805	3,452,342	1.1x	—	885,924	1.7x	4,338,266	1.2x	N/A	13%
Strategic Partners I-V and Co-Investment (e)	11,862,658	1,718,537	2,300,197	N/M	—	15,147,965	N/M	17,448,162	1.5x	N/A	13%
Strategic Partners VI LBO, RE and SMA (e)	7,402,171	2,571,351	3,170,940	N/M	—	2,320,522	N/M	5,491,462	1.4x	N/A	20%
Strategic Partners VII (e)	7,489,970	3,780,343	3,103,959	N/M	—	237,950	N/M	3,341,909	1.2x	N/A	73%
Strategic Partners RA II (e)	1,491,009	1,167,065	221,364	N/M	—	5,582	N/M	226,946	1.0x	N/A	N/M
BCEP (Jan 2017 / Jan 2021) (f)	4,755,133	3,377,340	1,374,222	1.0x	—	—	N/A	1,374,222	1.0x	N/M	N/M
Other Funds and Co-Investment (g)	1,096,679	513	42,895	0.8x	36%	637,938	0.9x	680,833	0.9x	N/A	N/A
Real Estate
Pre-BREP	$140,714	$—	$—	N/A	—	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	—	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	N/A	—	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	353,666	0.4x	38%	4,193,163	2.2x	4,546,829	1.7x	35%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	1,753,688	2.0x	29%	11,558,245	2.4x	13,311,933	2.3x	13%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,444	556,763	2,073,204	2.0x	23%	25,369,422	2.6x	27,442,626	2.5x	14%	13%
BREP VII (Aug 2011 / Apr 2015)	13,495,014	2,063,092	12,489,255	1.6x	21%	15,571,767	2.1x	28,061,022	1.9x	30%	18%
BREP VIII (Apr 2015 / Oct 2020)	16,435,028	9,361,391	9,519,459	1.3x	1%	3,320,192	1.5x	12,839,651	1.4x	34%	18%

Total Global BREP	$51,971,067	$11,981,246	$26,189,272	1.5x	15%	$67,547,707	2.3x	$93,736,979	2.0x	20%	16%

BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€—	N/A	—	€1,369,016	2.1x	€1,369,016	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008) (h)	1,629,748	—	196,692	0.7x	22%	2,215,612	2.0x	2,412,304	1.7x	10%	8%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,167	459,102	1,412,710	1.5x	—	4,929,306	2.5x	6,342,016	2.2x	22%	16%
BREP Europe IV (Sep 2013 / Dec 2016)	6,707,671	1,444,315	5,083,569	1.5x	6%	5,483,833	2.0x	10,567,402	1.7x	28%	18%
BREP Europe V (Dec 2016 / Jun 2022)	7,809,546	5,455,395	2,446,991	1.2x	—	—	N/A	2,446,991	1.2x	N/A	21%

Total Euro BREP	€20,176,304	€7,358,812	€9,139,962	1.3x	4%	€13,997,767	2.1	€23,137,729	1.7x	18%	14%

BREP Asia (Jun 2013 / Dec 2017)	$5,094,145	$2,039,069	$4,058,820	1.4x	—	$2,354,105	1.8x	$6,412,925	1.5x	24%	17%
BREP Asia II (Dec 2017 / Jun 2023)	5,872,995	5,872,995	—	N/A	—	—	N/A	—	N/A	N/A	N/A
BREP Co-Investment (i)	6,872,697	146,573	2,524,738	1.8x	58%	11,289,288	2.1x	13,814,026	2.1x	16%	16%

Total BREP	$94,515,478	$28,874,136	$43,680,859	1.5x	13%	$99,227,773	2.2x	$142,908,632	1.9x	19%	16%

BPP (j)	$22,714,906	$3,385,428	$22,077,318	1.1x	—	$1,687,447	3.1x	$23,764,765	1.2x	N/M	12%
BREDS (k)	$13,256,252	$5,918,948	$2,877,439	1.1x	—	$8,470,740	1.3x	$11,348,179	1.3x	12%	11%
Hedge Fund Solutions
BSCH (Dec 2013 / Jun 2020) (l)	$3,298,575	$2,598,501	$816,577	1.0x	—	$195,909	N/A	$1,012,486	1.3x	N/A	6%
BSCH Co-Investment	276,000	193,020	109,490	1.0x	—	19,626	N/A	129,116	1.2x	N/A	16%

Total Hedge Fund Solutions	$3,574,575	$2,791,521	$926,067	1.0x	—	$215,535	N/A	$1,141,602	1.3x	N/A	6%

continued ....

			Unrealized Investments			Realized Investments		Total Investments		Net IRRs (c)
Fund (Investment Period Beginning Date / Ending Date)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Credit (m)
Mezzanine I (Jul 2007 / Oct 2011)	$2,000,000	$97,114	$57,318	1.0x	—	$4,767,097	1.6x	$4,824,415	1.6x	N/A	17%
Mezzanine II (Nov 2011 / Nov 2016)	4,120,000	1,154,965	2,642,627	1.1x	—	3,735,972	1.5x	6,378,599	1.3x	N/A	13%
Mezzanine III (Sep 2016 / Sep 2021)	6,639,133	4,417,141	2,256,846	1.1x	—	482,139	1.4x	2,738,985	1.1x	N/A	14%
Stressed / Distressed Investing I (Sep 2009 / May 2013)	3,253,143	275,357	372,255	0.6x	—	5,541,335	1.5x	5,913,590	1.4x	N/A	11%
Stressed / Distressed Investing II (Jun 2013 / Jun 2018)	5,125,000	880,783	3,517,251	1.1x	—	2,045,005	1.5x	5,562,256	1.2x	N/A	14%
Stressed / Distressed Investing III (Dec 2017 / Dec 2022)	6,652,790	6,465,005	29,292	0.9x	—	—	N/A	29,292	0.9x	N/A	N/A
Energy Select Opportunities (Nov 2015 / Nov 2018)	2,856,867	1,308,588	1,640,289	1.1x	—	268,018	1.7x	1,908,307	1.2x	N/A	21%
Euro
European Senior Debt Fund (Feb 2015 / Feb 2019)	€1,964,689	€1,882,793	€1,654,112	1.0x	—	€507,929	1.5x	€2,162,041	1.1x	N/A	10%

Total Credit	$32,913,343	$16,859,811	$12,502,136	1.1x	—	$17,413,704	1.6x	$29,915,840	1.3x	N/A	14%

The returns herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

Note	Realized and Unrealized Investments amounts were adjusted in the fourth quarter of 2017 to account for a change in methodology regarding the treatment of current income, which now recognizes all proceeds as Realized Value.
N/M	Not meaningful.
N/A	Not applicable.
(a)	Available Capital represents total investable capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital and may include leverage, less invested capital. This amount is not reduced by outstanding commitments to investments.
(b)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Carried Interest, divided by invested capital.
(c)	Net Internal Rate of Return (“IRR”) represents the annualized inception to December 31, 2017 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(d)	Total Net IRR represents the compound annual rate of return based on actual limited partner cash flows through and valuations as of December 31, 2017, after management fees (excluding management fees funded using the revolving credit facility), expenses and the general partner’s allocation of profits.
(e)	Realizations are treated as return of capital until fully recovered and therefore unrealized and realized MOICs are not meaningful.
(f)	BCEP, or Blackstone Core Equity Partners, is a core private equity fund which invests with a more modest risk profile and longer hold period.
(g)	Returns for Other Funds and Co-Investment are not meaningful as these funds have limited transaction activity.
(h)	The 10% Realized Net IRR and 8% Total Net IRR exclude investors that opted out of the Hilton investment opportunity. Overall BREP International II Performance reflects an 8% Realized Net IRR and a 6% Total Net IRR. Previously reported Investment Records reflected the overall BREP International II performance.
(i)	BREP Co-Investment represents co-investment capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s realized proceeds and unrealized value, as applicable, after management fees, expenses and Carried Interest.
(j)	BPP represents the core+ real estate funds which invest with a more modest risk profile and lower leverage. Excludes BREIT.
(k)	Excludes Capital Trust drawdown funds.
(l)	BSCH, or Blackstone Strategic Capital Holdings, is a permanent capital vehicle focused on acquiring strategic minority positions in alternative asset managers.
(m)	Funds presented represent the flagship credit drawdown funds only. The Total Credit Net IRR is the combined IRR of the eight credit drawdown funds presented.

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

Effective December 31, 2017, Total Segment measures have been redefined to eliminate inter-segment interest revenue and expense. This adjustment results in no change to Economic Income on a Total Segment basis, but results in changes to each segment’s Economic Income. All prior periods have been recast to reflect this adjustment.

Effective December 31, 2017, an insurance related multi-asset product in Blackstone’s Private Equity segment was reclassified to Blackstone’s Credit segment. All prior periods have been recast to reflect this reclassification.

Private Equity

The following table presents the results of operations for our Private Equity segment:

	Year Ended December 31,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$724,818	$555,593	$502,640	$169,225	30%	$52,953	11%
Transaction, Advisory and Other Fees, Net	57,624	39,283	46,819	18,341	47%	(7,536)	-16%
Management Fee Offsets	(18,007)	(34,810)	(36,760)	16,803	-48%	1,950	-5%

Total Management and Advisory Fees, Net	764,435	560,066	512,699	204,369	36%	47,367	9%

Performance Fees
Realized
Carried Interest	1,157,188	245,268	1,474,987	911,920	372%	(1,229,719)	-83%
Unrealized
Carried Interest	(13,214)	425,691	(717,955)	(438,905)	N/M	1,143,646	N/M

Total Performance Fees	1,143,974	670,959	757,032	473,015	70%	(86,073)	-11%

Investment Income (Loss)
Realized	154,837	73,377	189,649	81,460	111%	(116,272)	-61%
Unrealized	(51,417)	(4,593)	(116,338)	(46,824)	N/M	111,745	-96%

Total Investment Income	103,420	68,784	73,311	34,636	50%	(4,527)	-6%
Interest and Dividend Revenue	32,838	25,364	22,685	7,474	29%	2,679	12%
Other	(35,662)	20,458	5,854	(56,120)	N/M	14,604	249%

Total Revenues	2,009,005	1,345,631	1,371,581	663,374	49%	(25,950)	-2%

Expenses
Compensation and Benefits
Compensation	362,674	309,968	280,248	52,706	17%	29,720	11%
Performance Fee Compensation
Realized
Carried Interest	404,544	110,882	256,922	293,662	265%	(146,040)	-57%
Unrealized
Carried Interest	71,095	163,937	(10,172)	(92,842)	-57%	174,109	N/M

Total Compensation and Benefits	838,313	584,787	526,998	253,526	43%	57,789	11%
Interest Expense	51,129	49,126	45,068	2,003	4%	4,058	9%
Other Operating Expenses	120,997	130,685	142,985	(9,688)	-7%	(12,300)	-9%

Total Expenses	1,010,439	764,598	715,051	245,841	32%	49,547	7%

Economic Income	$998,566	$581,033	$656,530	$417,533	72%	$(75,497)	-11%

N/M	Not meaningful.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues

Revenues were $2.0 billion for the year ended December 31, 2017, an increase of $663.4 million compared to $1.3 billion for the year ended December 31, 2016. The increase in Revenues was primarily attributable to increases of $473.0 million in Performance Fees, $204.4 million in Total Management and Advisory Fees, Net and $34.6 million in Investment Income.

Revenues in our Private Equity segment in 2017 were significantly higher compared to 2016, primarily driven by increased Performance Fees and increased Management and Advisory Fees largely due to positive performance by our portfolio companies and investments and a full year of management fees from BCP VII. The market environment in 2017 was and in early 2018 continues to be generally characterized by high prices and as a result, the market for new investments remains challenging. Nonetheless, our Private Equity funds were able to deploy significant capital and to make our first investment through our new Asia-focused fund. U.S. tax reform is expected to have a neutral to slightly positive impact on most of our U.S. portfolio companies. Although we and our portfolio companies are operating against a backdrop of continuing economic strength and improving fundamentals that we expect will benefit our businesses, interest rates are expected to rise throughout 2018 and will likely increase the cost of debt financing for us and our portfolio companies. Revenues in the Private Equity segment would likely be negatively impacted if the costs of wages and other inputs and rising interest rates increasingly pressure profit margins or global, regional or sector economic conditions were to deteriorate. See “Item 1A. Risk Factors — Risks Related to Our Business — Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.”

Performance Fees were $1.1 billion for the year ended December 31, 2017, an increase of $473.0 million compared to $671.0 million for the year ended December 31, 2016. The increase was driven by corporate private equity and Tactical Opportunities. Corporate private equity carrying value increased 17.6% in 2017 versus 10.7% for the year ended December 31, 2016. Tactical Opportunities carrying value increased 14.5% in 2017 versus 10.9% for the year ended December 31, 2016.

Total Management Fees were $764.4 million for the year ended December 31, 2017, an increase of $204.4 million compared to $560.1 million for the year ended December 31, 2016, driven primarily by an increase in Base Management Fees. Base Management Fees were $724.8 million for the year ended December 31, 2017, an increase of $169.2 million compared to $555.6 million for the year ended December 31, 2016, primarily due to assets earning higher base management fees, principally due to the conclusion of a six-month fee holiday for BCP VII in the fourth quarter of 2016.

The Annualized Base Management Fee Rate increased from 0.90% at December 31, 2016 to 1.07% at December 31, 2017. The increase was principally due to the conclusion of a six-month fee holiday for BCP VII, which commenced its investment period in the second quarter of 2016.

Investment Income was $103.4 million for the year ended December 31, 2017, an increase of $34.6 million compared to $68.8 million for the year ended December 31, 2016. The increase was due to higher returns compared to 2016.

Expenses

Expenses were $1.0 billion for the year ended December 31, 2017, an increase of $245.8 million compared to $764.6 million for the year ended December 31, 2016. The increase was primarily attributable to an increase of $253.5 million in Total Compensation and Benefits. The increase in Total Compensation and Benefits was comprised of increases of $200.8 million in Performance Fee Compensation and $52.7 million in Compensation.

Performance Fee Compensation increased as a result of the increase in Performance Fees Revenue. Compensation increased primarily due to the increase in Management Fees Revenue, on which a portion of compensation is based.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues

Revenues were $1.3 billion for the year ended December 31, 2016, a decrease of $26.0 million compared to $1.4 billion for the year ended December 31, 2015. The decrease in revenues was attributable to a decrease in Performance Fees of $86.1 million, partially offset by an increase in Total Management Fees, Net of $47.4 million.

Performance Fees were $671.0 million for the year ended December 31, 2016, a decrease of $86.1 million compared to $757.0 million for the year ended December 31, 2015, principally due to lower appreciation in BCP V compared to 2015, partially offset by greater appreciation in our BCP VI and BCP IV funds.

Total Management Fees were $560.1 million for the year ended December 31, 2016, an increase of $47.4 million compared to $512.7 million for the year ended December 31, 2015, driven primarily by an increase in Base Management Fees. Base Management Fees were $555.6 million for the year ended December 31, 2016, an increase of $53.0 million compared to $502.6 million for the year ended December 31, 2015, primarily due to the addition of Fee-Earning Assets Under Management across the segment.

The Annualized Base Management Fee Rate decreased from 1.12% at December 31, 2015 to 0.93% at December 31, 2016. The decrease was primarily due to lower fees from BCP VI as a result of the end of its investment period in the second quarter of 2016 and a six-month fee holiday for BCP VII, which commenced its investment period in 2016.

Expenses

Expenses were $764.6 million for the year ended December 31, 2016, an increase of $49.5 million compared to $715.1 million for the year ended December 31, 2015. The increase was primarily attributable to increases in Compensation and Performance Fee Compensation of $29.7 million and $28.1 million, respectively. Compensation increased primarily due to the increase in Management Fees Revenue, on which a portion of compensation is based, as well as an increase in headcount to support the growth of the business. The increase in Performance Fee Compensation was the result of an increase in Performance Fees Revenues from funds with a higher, more normalized compensation ratio.

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

The following table presents the internal rates of return of our significant private equity funds:

	Year Ended December 31,						December 31, 2017 Inception to Date
	2017		2016		2015		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	1%	1%	22%	19%	-6%	-6%	56%	42%	50%	36%
BCP V	12%	9%	9%	7%	11%	8%	11%	9%	10%	8%
BCP VI	27%	22%	12%	9%	11%	8%	29%	23%	19%	13%
BCP VII	29%	12%	N/M	N/M	N/A	N/A	N/M	N/M	30%	9%
BEP I	16%	13%	9%	7%	-5%	-4%	40%	32%	17%	13%
BEP II (b)(c)	15%	6%	93%	51%	N/M	N/M	N/M	N/M	24%	10%
BCOM	-3%	-4%	18%	16%	50%	49%	13%	7%	13%	6%
Tactical Opportunities	16%	13%	12%	9%	12%	8%	32%	25%	15%	11%
Strategic Partners	23%	20%	1%	—	22%	19%	N/A	N/A	17%	14%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and carried interest allocations.
(b)	BEP II’s 2015 investment returns are presented as N/M due to the early stage nature and limited operations of the fund’s investments. Accordingly, the 2015 returns would only be reflective of the impact of fees and expenses incurred to date.
(c)	Net returns represent the compound annual rate of return based on actual limited partner cash flows through and valuations as of the dates indicated, after management fees (excluding management fees funded using the revolving credit facility), expenses and the general partner’s allocation of profits.

The corporate private equity funds within the Private Equity segment have five funds with closed investment periods: BCP IV, BCP V, BCP VI, BCOM and BEP I. As of December 31, 2017, BCP IV was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes based on the timings of fund closings, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner is subject to equalization such that (a) the general partner accrues carried interest when the respective carried interest for either fund class is positive and (b) the general partner realizes carried interest so long as clawback obligations, if any, for either of the respective fund classes are fully satisfied. During the quarter, both fund classes in aggregate were above their respective carried interest thresholds. BCP VI is currently above its carried interest threshold. BCOM is currently above its carried interest threshold and has generated inception to date positive returns. We are entitled to retain previously realized carried interest up to 20% of BCOM’s net gains. As a result, Performance Fees are recognized from BCOM on current period gains and losses. BEP I is currently above its carried interest threshold.

Real Estate

The following table presents the results of operations for our Real Estate segment:

	Year Ended December 31,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$872,191	$795,161	$668,575	$77,030	10%	$126,586	19%
Transaction and Other Fees, Net	82,781	95,324	110,577	(12,543)	-13%	(15,253)	-14%
Management Fee Offsets	(15,934)	(7,322)	(26,840)	(8,612)	118%	19,518	-73%

Total Management Fees, Net	939,038	883,163	752,312	55,875	6%	130,851	17%

Performance Fees
Realized
Carried Interest	2,124,472	1,203,484	1,634,733	920,988	77%	(431,249)	-26%
Incentive Fees	96,402	29,625	17,153	66,777	225%	12,472	73%
Unrealized
Carried Interest	(146,476)	(150,997)	(680,542)	4,521	-3%	529,545	-78%
Incentive Fees	569	39,527	20,802	(38,958)	-99%	18,725	90%

Total Performance Fees	2,074,967	1,121,639	992,146	953,328	85%	129,493	13%

Investment Income (Loss)
Realized	255,903	122,712	235,582	133,191	109%	(112,870)	-48%
Unrealized	(122,220)	(1,119)	(231,889)	(121,101)	N/M	230,770	-100%

Total Investment Income	133,683	121,593	3,693	12,090	10%	117,900	N/M
Interest and Dividend Revenue	58,084	38,453	33,501	19,631	51%	4,952	15%
Other	(51,425)	16,523	(1,422)	(67,948)	N/M	17,945	N/M

Total Revenues	3,154,347	2,181,371	1,780,230	972,976	45%	401,141	23%

Expenses
Compensation and Benefits
Compensation	427,211	385,352	358,381	41,859	11%	26,971	8%
Performance Fee Compensation
Realized
Carried Interest	743,011	332,622	484,037	410,389	123%	(151,415)	-31%
Incentive Fees	46,193	12,085	8,678	34,108	282%	3,407	39%
Unrealized
Carried Interest	13,688	44,775	(196,347)	(31,087)	-69%	241,122	N/M
Incentive Fees	(31)	16,872	8,817	(16,903)	N/M	8,055	91%

Total Compensation and Benefits	1,230,072	791,706	663,566	438,366	55%	128,140	19%
Interest Expense	71,341	49,849	42,562	21,492	43%	7,287	17%
Other Operating Expenses	136,042	137,581	125,513	(1,539)	-1%	12,068	10%

Total Expenses	1,437,455	979,136	831,641	458,319	47%	147,495	18%

Economic Income	$1,716,892	$1,202,235	$948,589	$514,657	43%	$253,646	27%

N/M Not	meaningful.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues

Revenues were $3.2 billion for the year ended December 31, 2017, an increase of $973.0 million compared to $2.2 billion for the year ended December 31, 2016. The increase in Revenues was primarily attributable to increases of $953.3 million in Performance Fees, $55.9 million in Total Management Fees, Net and $19.6 million in Interest and Dividend Revenue.

Revenues in our Real Estate segment in 2017 were significantly higher compared to 2016, primarily driven by higher Performance Fees resulting from appreciation in public and private investments in our real estate opportunistic funds and core+ funds. Overall, operating trends in our Real Estate portfolio remain stable and supply-demand fundamentals remain positive in most markets, although we see decelerating growth in certain sectors, notably retail. As a result of less distress and rising asset values compared to prior years in the United States, 2017 was a more challenging opportunistic investment environment. Our Real Estate funds set records for both deployments and realizations in 2017, including the sale of Logicor, the largest private realization in BREP’s history. Overall, we believe U.S. tax reform will have a neutral to slightly positive impact for our real estate investments. Although we are operating against a backdrop of continuing economic strength and improving fundamentals that we expect will benefit our businesses, interest rates are expected to rise throughout 2018 and will likely increase the cost of debt financing for our real estate businesses and assets. If interest rates go up, but not against a backdrop of economic strength and improving fundamentals, such rise would likely negatively impact revenues in our Real Estate segment. See “Item 1A. Risk Factors — Risks Related to Our Business — Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.”

Performance Fees were $2.1 billion for the year ended December 31, 2017, an increase of $953.3 million compared to $1.1 billion for the year ended December 31, 2016. Performance Fees increased due to the net increase in the appreciation of investment holdings within our opportunistic funds. For the year ended December 31, 2017, the carrying value of investments for our opportunistic funds increased 19.4% versus 11.1% for the year ended December 31, 2016. Our core+ real estate funds, real estate debt drawdown funds and real estate hedge funds appreciated 12.0%, 14.7% and 8.9%, respectively.

Total Management Fees, Net were $939.0 million for the year ended December 31, 2017, an increase of $55.9 million compared to $883.2 million for the year ended December 31, 2016, driven by an increase in Base Management Fees, partially offset by a decrease in Transactions and Other Fees, Net. Base Management Fees were $872.2 million for the year ended December 31, 2017, an increase of $77.0 million compared to $795.2 million for the year ended December 31, 2016, primarily due to growth in our core+ real estate funds and the launch of BREP Europe V in the fourth quarter of 2016 and the corresponding expiration of its fee holiday in the second quarter of 2017. Transaction and Other Fees, Net were $82.8 million for the year ended December 31, 2017, a decrease of $12.5 million compared to $95.3 million for the year ended December 31, 2016, primarily due to the timing of investment closings in our BREP global funds.

Interest and Dividend Revenue was $58.1 million for the year ended December 31, 2017, an increase of $19.6 million compared to $38.5 million for the year ended December 31, 2016. The increase in Interest and Dividend Revenue was primarily due to higher interest income earned by Blackstone on larger investment balances and an increase in interest rates, which is allocated to the segment.

Expenses

Expenses were $1.4 billion for the year ended December 31, 2017, an increase of $458.3 million compared to $979.1 million for the year ended December 31, 2016. The increase was primarily attributable to an increase of

$438.4 million in Total Compensation and Benefits. The increase in Total Compensation and Benefits was comprised of increases of $396.5 million in Performance Fee Compensation and $41.9 million in Compensation. Performance Fee Compensation increased as a result of the increase in Performance Fees Revenue. Compensation increased primarily due to the increase in Management Fees Revenue, on which a portion of compensation is based.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues

Revenues were $2.2 billion for the year ended December 31, 2016, an increase of $401.1 million compared to $1.8 billion for the year ended December 31, 2015. The increase in revenues was primarily attributable to increases in Total Management Fees, Net, Performance Fees and Investment Income of $130.9 million, $129.5 million and $117.9 million, respectively.

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

Performance Fees were $1.1 billion for the year ended December 31, 2016, an increase of $129.5 million compared to $992.1 million for the year ended December 31, 2015. The increase in Performance Fees was primarily due to a year over year increase in the net appreciation of investment holdings in our real estate opportunistic funds, which appreciated 11.1% compared to 9.7%. in the prior period. Our core+ real estate funds, real estate debt drawdown and hedge funds appreciated 10.9%, 11.7% and 0.3%, respectively.

Investment Income was $121.6 million for the year ended December 31, 2016, an increase of $117.9 million compared to $3.7 million for the year ended December 31, 2015. The increase in Investment Income was primarily due to the net appreciation of investments in BREP VI, in which the general partner has made a larger commitment than in other real estate funds.

Expenses

Expenses were $979.1 million for the year ended December 31, 2016, an increase of $147.5 million compared to $831.6 million for the year ended December 31, 2015. The increase was primarily attributable to increases in Performance Fee Compensation, Compensation and Other Operating Expenses of $101.2 million, $27.0 million and $12.1 million, respectively. The increase in Performance Fee Compensation was the result of an increase in Performance Fees Revenue. The increase in Compensation was due to an overall increase in Management Fees Revenue, on which a portion of compensation is based, as well as an increase in headcount to support the growth of the business. The increase in Other Operating Expenses was primarily due to an increase in expenses allocated to the segment.

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

The following table presents the internal rates of return of our significant real estate funds:

	Year Ended December 31,						December 31, 2017 Inception to Date
	2017		2016		2015		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP IV	3%	3%	-12%	-10%	-2%	-2%	60%	35%	22%	12%
BREP V	11%	10%	7%	7%	16%	14%	17%	13%	14%	11%
BREP VI	28%	23%	21%	17%	-2%	-2%	18%	14%	17%	13%
BREP VII	22%	17%	7%	4%	19%	14%	42%	30%	26%	18%
BREP VIII	24%	16%	29%	19%	N/M	N/M	44%	34%	28%	18%
BREP International II (b)(c)	23%	21%	23%	23%	20%	17%	12%	10%	9%	8%
BREP Europe III (b)	25%	20%	-4%	-4%	21%	17%	32%	22%	24%	16%
BREP Europe IV (b)	33%	26%	14%	10%	27%	19%	38%	28%	25%	18%
BREP Europe V (b)	N/M	N/M	N/A	N/A	N/A	N/A	N/A	N/A	44%	21%
BREP Asia I	27%	19%	30%	21%	22%	13%	31%	24%	26%	17%
BREP Co-Investment (d)	24%	22%	16%	14%	—	—	18%	16%	18%	16%
BPP (e)	13%	10%	11%	10%	17%	15%	N/M	N/M	14%	12%
BREDS Drawdown	15%	11%	14%	10%	14%	9%	16%	12%	16%	11%
BREDS Liquid	11%	9%	4%	2%	6%	3%	N/A	N/A	12%	8%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations.
(b)	Euro-based internal rates of return.
(c)	The 10% Realized Net IRR and 8% Total Net IRR exclude investors that opted out of the Hilton investment opportunity. Overall BREP International II Performance reflects an 8% Realized Net IRR and a 6% Total Net IRR.
(d)	Excludes fully realized co-investments prior to Blackstone’s IPO.
(e)	BPP represents the core+ real estate funds which invest with a more modest risk profile and lower leverage. Excludes BREIT.

The following table presents the carried interest status of our real estate carry funds with expired investment periods which are currently not generating performance fees as of December 31, 2017:

	Gain to Cross Carried Interest Threshold (a)
Fully Invested Funds	Amount	% Change in Total Enterprise Value (b)	% Change in Equity Value
	(Amounts in Millions)
BREP International II (Sep 2005 / Jun 2008)	€849	141%	455%

(a)	The general partner of each fund is allocated carried interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing carried interest, assuming the gain is earned pro rata across the fund’s investments and is achieved at the reporting date.

(b)	Total Enterprise Value is the respective fund’s pro rata ownership of the privately held portfolio companies’ Enterprise Value.

The Real Estate segment has three opportunistic funds in their investment period, which were above their respective carried interest thresholds as of December 31, 2017: BREP VIII, BREP Europe V and BREDS III.

Hedge Fund Solutions

The following table presents the results of operations for our Hedge Fund Solutions segment:

	Year Ended December 31,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$516,048	$521,736	$524,386	$(5,688)	-1%	$(2,650)	-1%
Transaction and Other Fees, Net	2,980	1,061	317	1,919	181%	744	235%
Management Fee Offsets	(93)	—	171	(93)	N/M	(171)	-100%

Total Management Fees, Net	518,935	522,797	524,874	(3,862)	-1%	(2,077)	-0%

Performance Fees
Realized
Incentive Fees	154,343	42,177	68,197	112,166	266%	(26,020)	-38%
Unrealized
Carried Interest	4,806	504	2,021	4,302	854%	(1,517)	-75%
Incentive Fees	2,965	785	(8,084)	2,180	278%	8,869	N/M

Total Performance Fees	162,114	43,466	62,134	118,648	273%	(18,668)	-30%

Investment Income (Loss)
Realized	9,074	(7,224)	(12,741)	16,298	N/M	5,517	-43%
Unrealized	41,012	15,462	(1,435)	25,550	165%	16,897	N/M

Total Investment Income (Loss)	50,086	8,238	(14,176)	41,848	508%	22,414	N/M
Interest and Dividend Revenue	21,525	13,864	11,194	7,661	55%	2,670	24%
Other	(24,380)	8,157	200	(32,537)	N/M	7,957	N/M

Total Revenues	728,280	596,522	584,226	131,758	22%	12,296	2%

Expenses
Compensation and Benefits
Compensation	176,782	185,320	179,484	(8,538)	-5%	5,836	3%
Performance Fee Compensation
Realized
Incentive Fees	53,348	19,397	27,155	33,951	175%	(7,758)	-29%
Unrealized
Carried Interest	1,786	181	823	1,605	887%	(642)	-78%
Incentive Fees	1,111	292	(2,912)	819	280%	3,204	N/M

Total Compensation and Benefits	233,027	205,190	204,550	27,837	14%	640	0%
Interest Expense	31,618	24,524	21,049	7,094	29%	3,475	17%
Other Operating Expenses	68,265	75,870	63,468	(7,605)	-10%	12,402	20%

Total Expenses	332,910	305,584	289,067	27,326	9%	16,517	6%

Economic Income	$395,370	$290,938	$295,159	$104,432	36%	$(4,221)	-1%

N/M	Not meaningful.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues

Revenues were $728.3 million for the year ended December 31, 2017, an increase of $131.8 million compared to $596.5 million for the year ended December 31, 2016. The increase in Revenues was primarily attributable to increases of $118.6 million in Performance Fees and $41.8 million in Investment Income (Loss).

Revenues in our Hedge Fund Solutions segment in 2017 increased significantly compared to 2016 primarily driven by higher Performance Fees across multiple strategies as a result of lower volatility in global markets and higher equity and fixed income asset prices, along with the fact that a significantly higher percentage of Fee-Earning Assets Under Management eligible for Incentive Fees was above the high water mark as of the end of 2017 (91%) compared to the end of 2016 (78%). Although we are operating against a backdrop of continuing economic strength and improving fundamentals that we expect will benefit our businesses, interest rates are expected to rise throughout 2018 and will likely increase our cost of debt financing. Hedge Fund Solutions revenues would likely be negatively impacted if we failed to anticipate a significant or sustained decline in global, regional or sector asset prices, global market conditions deteriorated, or liquidity needs, performance or other reasons caused investors to withdraw assets. See “Item 1A. Risk Factors — Risks Related to Our Business — Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “— Hedge fund investments are subject to numerous additional risks.” The segment operates multiple business lines, manages strategies that are both long and short asset classes and generates a majority of its revenue through management fees, all of which we believe provide a level of downside protection to Hedge Fund Solutions revenues.

Performance Fees were $162.1 million for the year ended December 31, 2017, an increase of $118.6 million compared to $43.5 million for the year ended December 31, 2016. The increase in Performance Fees in our Hedge Fund Solutions segment was primarily driven by higher returns in our BPS Composite, 8.3% gross (7.3% net) for the year ended December 31, 2017 compared to 3.5% gross (2.7% net) for the year ended December 31, 2016.

Investment Income (Loss) was $50.1 million for the year ended December 31, 2017, an increase of $41.8 million compared to $8.2 million for the year ended December 31, 2016. The increase in Investment Income was primarily driven by the year over year net appreciation of investments of which Blackstone owns a share.

Expenses

Expenses were $332.9 million for the year ended December 31, 2017, an increase of $27.3 million compared to $305.6 million for the year ended December 31, 2016. The increase in expenses was primarily due to an increase in Total Compensation and Benefits of $27.8 million. The increase in Total Compensation and Benefits was primarily due to an increase in Performance Fee Compensation of $36.4 million, partially offset by a decrease in Compensation of $8.5 million. The increase in Performance Fee Compensation was due to the increase in Performance Fees Revenue. The decrease in Compensation was primarily due to the decrease in Management Fees Revenue, on which a portion of compensation is based.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues

Revenues were $596.5 million for the year ended December 31, 2016, an increase of $12.3 million compared to $584.2 million for the year ended December 31, 2015. The increase in revenues was primarily attributable to increases in Investment Income (Loss), Other Revenue and Interest and Dividend Revenue of $22.4 million, $8.0 million, and $2.7 million, respectively. These increases were partially offset by decreases in Performance Fees of $18.7 million.

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

Interest and Dividend Revenue was $13.9 million for the year ended December 31, 2016, an increase of $2.7 million compared to $11.2 million for the year ended December 31, 2015. The increase in Interest and Dividend Revenue was primarily driven by net appreciation of investments of which Blackstone owns a share.

Performance Fees were $43.5 million for the year ended December 31, 2016, a decrease of $18.7 million compared to $62.1 million for the year ended December 31, 2015. The decrease was principally due to lower returns for a number of our funds.

Expenses

Expenses were $305.6 million for the year ended December 31, 2016, an increase of $16.5 million compared to the year ended December 31, 2015. The increase was primarily attributable to an $12.4 million increase in Other Operating Expenses. Other Operating Expenses were $75.9 million for the year ended December 31, 2016, an increase of $12.4 million compared to $63.5 million for the year ended December 31, 2015. The increase in Other Operating Expenses was primarily due to performance fees and expenses allocated to the segment.

Operating Metrics

The following table presents information regarding our Incentive Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees			Estimated % Above High Water Mark/Benchmark (a)
	December 31,			December 31,
	2015	2016	2017	2015	2016	2017
	(Dollars in Thousands)
BAAM-Managed Funds (b)	$35,831,499	$36,664,203	$41,238,330	81%	78%	91%

(a)	Estimated % Above High Water Mark/Benchmark represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable BAAM managed fund has positive investment performance relative to a benchmark, where applicable. Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark or clear a benchmark return, thereby resulting in an increase in Estimated 91% Above High Water Mark/Benchmark.
(b)	For the BAAM managed funds, at December 31, 2017 the incremental appreciation needed for the 9% of Fee-Earning Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $399.6 million, a decrease of $284.7 million, compared to $684.3 million at December 31, 2016. Of the Fee-Earning Assets Under Management below their respective High Water Marks/ Benchmarks as of December 31, 2017, 30% were within 5% of reaching their respective High Water Mark.

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

The following table presents the return information of the BAAM Principal Solutions Composite:

	Average Annual Returns (a)
	Periods Ended December 31, 2017
	One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Principal Solutions Composite (b)	8%	7%	5%	4%	7%	6%	7%	6%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	BAAM’s Principal Solutions (“BPS”) Composite covers the period from January 2000 to present, although BAAM’s inception date is September 1990. The BPS Composite includes only BAAM-managed commingled and customized multi-manager funds and accounts. None of the other platforms/strategies managed through the Blackstone Hedge Fund Solutions Group are included in the composite (except for investments by BPS funds/accounts directly into those platforms/strategies). BAAM-managed funds in liquidation and non-fee-paying assets (in the case of net returns) are excluded from the composite. The historical return is from January 1, 2000.

Credit

The following table presents the results of operations for our Credit segment:

	Year Ended December 31,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$	%	$	%
	(Dollars in Thousands)
Segment Revenues
Management Fees, Net
Base Management Fees	$567,334	$525,289	$500,982	$42,045	8%	$24,307	5%
Transaction and Other Fees, Net	13,431	9,190	6,371	4,241	46%	2,819	44%
Management Fee Offsets	(32,382)	(37,512)	(30,065)	5,130	-14%	(7,447)	25%

Total Management Fees, Net	548,383	496,967	477,288	51,416	10%	19,679	4%

Performance Fees
Realized
Carried Interest	158,293	26,163	96,156	132,130	505%	(69,993)	-73%
Incentive Fees	126,554	100,299	109,396	26,255	26%	(9,097)	-8%
Unrealized
Carried Interest	54,233	206,043	(198,820)	(151,810)	-74%	404,863	N/M
Incentive Fees	(12,011)	9,417	(19,967)	(21,428)	N/M	29,384	N/M

Total Performance Fees	327,069	341,922	(13,235)	(14,853)	-4%	355,157	N/M

Investment Income (Loss)
Realized	16,380	11,004	7,186	5,376	49%	3,818	53%
Unrealized	1,419	10,671	(16,258)	(9,252)	-87%	26,929	N/M

Total Investment Income (Loss)	17,799	21,675	(9,072)	(3,876)	-18%	30,747	N/M
Interest and Dividend Revenue	30,473	18,718	18,268	11,755	63%	450	2%
Other	(28,584)	9,574	5,171	(38,158)	N/M	4,403	85%

Total Revenues	895,140	888,856	478,420	6,284	1%	410,436	86%

Expenses
Compensation and Benefits
Compensation	236,449	202,576	190,189	33,873	17%	12,387	7%
Performance Fee Compensation
Realized
Carried Interest	79,006	12,450	52,841	66,556	535%	(40,391)	-76%
Incentive Fees	61,142	46,614	50,113	14,528	31%	(3,499)	-7%
Unrealized
Carried Interest	18,803	103,945	(107,000)	(85,142)	-82%	210,945	N/M
Incentive Fees	(5,366)	3,970	(8,395)	(9,336)	N/M	12,365	N/M

Total Compensation and Benefits	390,034	369,555	177,748	20,479	6%	191,807	108%
Interest Expense	38,750	24,523	21,207	14,227	58%	3,316	16%
Other Operating Expenses	99,562	87,700	66,879	11,862	14%	20,821	31%

Total Expenses	528,346	481,778	265,834	46,568	10%	215,944	81%

Economic Income	$366,794	$407,078	$212,586	$(40,284)	-10%	$194,492	91%

N/M Not	meaningful.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues

Revenues were $895.1 million for the year ended December 31, 2017, an increase of $6.3 million compared to $888.9 million for the year ended December 31, 2016. This change was primarily attributable to increases of $51.4 million in Total Management Fees, Net and $11.8 million in Interest and Dividend Revenue, partially offset by a decrease of $14.9 million in Total Performance Fees.

Revenues in our Credit segment in 2017 were up slightly compared to 2016, primarily driven by higher Management Fees due to increased capital deployed in our performing credit and energy portfolios, as well as the addition of Management Fees generated by Harvest during the fourth quarter of 2017. This was partially offset by lower Performance Fees due to greater appreciation in 2016. Despite the low interest rate environment, our Credit funds were able to identify attractive investment opportunities, particularly in Europe and the energy sector, deploying a record $9.7 billion in 2017. We believe the impact of U.S. tax reform is a net positive for our Credit segment’s U.S.-based portfolio companies with the exception of highly levered companies where the new limits on interest expense deductibility may offset the law’s other benefits. While interest rates are expected to rise throughout 2018, we believe our current portfolio is somewhat insulated because much of our debt portfolio is floating rate, short duration and/or held to maturity. Moreover, such increases are expected to be against a backdrop of continuing economic strength and improving fundamentals, and the rise in interest rates may create investment opportunities. Our Credit segment revenues may, however, be negatively impacted by our failure to accurately assess and react to risk; a sustained period of depressed energy and commodity prices; and weakened market fundamentals that may lead to, among other things, ratings downgrades. See “Item 1A. Risk Factors — Risks Related to Our Business — Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.”

On December 11, 2017, Blackstone announced it was concluding its investment sub-advisory relationship with the FS Funds effective April 9, 2018. Through April 9, 2018, GSO will continue to provide investment services to the FS Funds to help ensure a smooth transition. Concurrently, GSO will ramp up its internal, integrated platform to continue its business in the direct lending area. At December 31, 2017, the FS Funds represented $20.0 billion of Total Assets Under Management. Over time, we believe we will replace and ultimately overtake the prior level of revenue and earnings associated with our sub-advisory relations with FS Investments. As part of the transaction, Blackstone will receive proceeds from FS Investments of $582.5 million.

Total Management Fees, Net were $548.4 million for the year ended December 31, 2017, an increase of $51.4 million compared to $497.0 million for the year ended December 31, 2016. The increase was primarily attributable to our performing credit and energy portfolios, as well as Harvest.

The Annualized Base Management Fee Rate decreased from 0.78% at December 31, 2016 to 0.56% at December 31, 2017. The decrease was principally due to the inclusion of our insurance solutions initiative and the related fee-holiday in the fourth quarter of 2017.

Interest and Dividend Revenue was $30.5 million for the year ended December 31, 2017, an increase of $11.8 million compared to $18.7 million for the year ended December 31, 2016. The increase was primarily attributable to higher interest income earned by Blackstone on larger investment balances and an increase in interest rates, which is allocated to the segment.

Performance Fees were $327.1 million for the year ended December 31, 2017, a decrease of $14.9 million compared to $341.9 million for the year ended December 31, 2016. The decrease was primarily driven by greater appreciation for the year ended December 31, 2016 as a result of the recovery from market dislocation that was experienced at the end of 2015 and early 2016.

Expenses

Expenses were $528.3 million for the year ended December 31, 2017, an increase of $46.6 million compared to $481.8 million for the year ended December 31, 2016. The increase in expenses was primarily attributable to increases of $20.5 million in Total Compensation and Benefits, $14.2 million in Interest Expense and $11.9 million in Other Operating Expenses. The increase in Total Compensation and Benefits was primarily due to an increase in Compensation of $33.9 million, partially offset by a decrease of $13.4 million in Performance Fee Compensation. The increase in Compensation was primarily due to an increase in Management Fees Revenue, on which a portion of compensation is based. The decrease in Performance Fee Compensation was due to the decrease in Performance Fees Revenue. The increase in Interest expense was principally due to the allocation to the segment of certain one-time charges in the fourth quarter of 2017 related to the repurchase of Blackstone’s notes due in 2019. The increase in Other Operating Expenses was driven by increases in professional fees, fundraising costs and certain one-time expenses.

Year Ended December 31, 2016 Compared to December 31, 2015

Revenues

Revenues were $888.9 million for the year ended December 31, 2016, an increase of $410.4 million compared to $478.4 million for the year ended December 31, 2015. The increase in revenues was primarily attributable to increases of $355.2 million in Performance Fees, $30.7 million in Investment Income (Loss) and $19.7 million in Total Management Fees, Net.

Performance Fees were $341.9 million for the year ended December 31, 2016, an increase of $355.2 million compared to $(13.2) million for the year ended December 31, 2015. This increase was primarily due to an appreciation of energy investments and distressed debt positions across funds. The composite net returns of Blackstone’s significant Credit segment funds were 13.3% for Distressed Strategies and 16.7% for Performing Credit Strategies for the year ended December 31, 2016.

Investment Income (Loss) was $21.7 million for the year ended December 31, 2016, an increase of $30.7 million compared to $(9.1) million for the year ended December 31, 2015. This increase was primarily due to unrealized investment gains in distressed strategies, mezzanine funds and funds in our long only strategies.

Total Management Fees, Net were $497.0 million for the year ended December 31, 2016, an increase of $19.7 million compared to $477.3 million for the year ended December 31, 2015. This increase was primarily attributable to the growth in Fee-Earning Assets Under Management for our credit drawdown funds and our BDCs.

Expenses

Expenses were $481.8 million for the year ended December 31, 2016, an increase of $215.9 million compared to $265.8 million for the year ended December 31, 2015. The increase in expenses was attributable to increases of $191.8 million and $20.8 million in Total Compensation and Benefits and Other Operating Expenses, respectively. The increase in Total Compensation and Benefits was primarily due to an increase in Performance Fee Compensation of $179.4 million. The increase in Performance Fee Compensation was due to the increase in Performance Fees Revenue. The increase in Other Operating Expenses was due to fundraising costs, depreciation and other costs allocated to the segment.

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

The following table presents combined internal rates of return of the segment’s performing credit and distressed strategies funds:

	Year Ended December 31,						Inception to December 31, 2017
	2017		2016		2015		Total
Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Performing Credit Strategies (b)	11%	6%	23%	17%	-1%	-5%	15%	9%
Distressed Strategies (c)	8%	5%	18%	13%	-7%	-8%	11%	7%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance fee allocations, net of tax advances.
(b)	Performing Credit Strategies include mezzanine lending funds, BDCs and other performing credit strategy funds. Performing Credit Strategies’ returns represent the IRR of the combined cash flows of the fee-earning funds exceeding $100 million of fair value at each respective quarter end excluding the Blackstone Funds that were contributed to GSO as part of Blackstone’s acquisition of GSO in March 2008. The inception to date returns are from July 16, 2007.
(c)	Distressed Strategies include stressed/distressed funds, credit alpha strategies and energy strategies. Distressed Strategies’ returns represent the IRR of the combined cash flows of the fee-earning funds exceeding $100 million of fair value at each respective quarter end. The inception to date returns are from August 1, 2005.

As of December 31, 2017, there was $30.4 billion of Performance Fee eligible assets under management invested in Credit strategies that were above the hurdle necessary to generate Incentive Fees or carried interest. This represented 50% of the total Performance Fee eligible assets at fair value across all Credit strategies.

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

Total assets were $34.4 billion as of December 31, 2017, an increase of $8.0 billion from December 31, 2016. The increase in total assets was primarily due to an increase in Investments of $6.7 billion, primarily due to new consolidated CLO vehicles.

Total liabilities were $20.7 billion as of December 31, 2017, an increase of $6.8 billion from December 31, 2016. The increase in total liabilities was primarily due to an increase in Loans Payable of $5.9 billion, primarily due to new consolidated CLO vehicles.

For the year ended December 31, 2017, we had Total Fee Related Revenues of $2.8 billion and related expenses of $1.5 billion, generating Fee Related Earnings of $1.2 billion and Distributable Earnings of $3.9 billion.

Sources and Uses of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, the proceeds from our issuances of senior notes, liquid investments we hold on our balance sheet for our own use and access to our $1.5 billion committed revolving credit facility. As of December 31, 2017, Blackstone had $2.0 billion in cash and cash equivalents, $3.1 billion invested in corporate treasury investment, $1.9 billion invested in Blackstone Funds and other investments, against $3.5 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.

On October 2, 2017, Blackstone issued $300 million in aggregate principal amount of 3.150% senior notes maturing on October 2, 2027 and $300 million in aggregate principal amount of 4.000% senior notes maturing on October 2, 2047. Blackstone used the proceeds from these notes to repurchase all of its 6.625% senior notes maturing on August 15, 2019.

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

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes, and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of December 31, 2017 consisted of the following:

	Blackstone and General Partner		Senior Managing Directors and Certain Other Professionals (a)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Private Equity
BCP V	$629,356	$30,730	$—	$—
BCP VI	719,718	110,113	250,000	38,249
BCP VII	500,000	404,651	225,000	182,093
BEP I	50,000	4,853	—	—
BEP II	80,000	45,096	26,667	15,032
BCEP	120,000	86,023	18,992	13,615
BCP Asia	31,219	31,219	10,406	10,406
Tactical Opportunities	344,581	182,829	97,127	60,943
Strategic Partners	409,238	265,694	58,627	36,004
Other (b)	242,724	27,373	—	—
Real Estate
BREP VI	750,000	36,809	150,000	7,362
BREP VII	300,000	45,426	100,000	15,142
BREP VIII	300,000	171,316	100,000	57,105
BREP Europe III	100,000	13,231	35,000	4,631
BREP Europe IV	130,000	26,371	43,333	8,790
BREP Europe V	150,000	110,038	43,333	36,679
BREP Asia	50,000	18,017	16,667	6,006
BREP Asia II	50,000	50,000	16,667	16,667
BREDS II	50,000	11,311	16,667	3,770
BREDS III	50,000	36,482	16,667	12,161
Other (b)	184,152	50,583	—	—
Hedge Fund Solutions
Strategic Alliance	50,000	2,033	—	—
Strategic Alliance II	50,000	1,482	—	—
Strategic Alliance III	22,000	19,769	—	—
Strategic Holdings LP	49,500	38,943	—	—
Other (b)	3,320	1,557	—	—
Credit
Capital Opportunities Fund II LP	120,000	34,439	110,097	31,597
Capital Opportunities Fund III LP	130,783	97,663	29,854	22,410
GSO Euro Senior Debt Fund LP	63,000	37,467	56,928	33,856
BMezz II	17,692	3,085	—	—
GSO Capital Solutions	50,000	6,552	27,666	3,625
GSO Capital Solutions II	125,000	59,718	120,064	57,360
GSO Capital Solutions III	151,000	151,000	29,785	29,785
GSO Energy Select Opportunities Fund	80,000	53,184	74,694	49,657
GSO Credit Alpha Fund LP	52,102	20,852	50,217	20,098
Other (b)	84,307	33,311	14,318	3,089
Other
Treasury	295,085	89,987	—	—

	$6,584,777	$2,409,207	$1,738,776	$776,132

(a)	For some of the general partner commitments shown in the table above we require our senior managing directors and certain other professionals to fund a portion of the commitment even though the ultimate obligation to fund the aggregate commitment is ours pursuant to the governing agreements of the respective funds. The amounts of the aggregate applicable general partner original and remaining commitment are shown in the table above. In addition, certain senior managing directors and other professionals are required to fund a de minimis amount of the commitment in the other private equity, real estate and credit-focused carry funds. We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described above will be more than sufficient to fund our working capital requirements.
(b)	Represents capital commitments to a number of other funds in each respective segment.

As of December 31, 2017, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of the Partnership, had issued and outstanding the following senior notes (collectively the “Notes”):

Senior Notes (a)	Aggregate Principal Amount (Dollars/Euros in Thousands)
5.875%, Due 3/15/2021	$400,000
4.750%, Due 2/15/2023	$400,000
6.250%, Due 8/15/2042	$250,000
5.000%, Due 6/15/2044	$500,000
4.450%, Due 7/15/2045	$350,000
2.000%, Due 5/19/2025	€300,000
1.000%, Due 10/5/2026	€600,000
3.150%, Due 10/2/2027	$300,000
4.000%, Due 10/2/2047	$300,000

(a)	The Notes are unsecured and unsubordinated obligations of the Issuer and are fully and unconditionally guaranteed, jointly and severally, by The Blackstone Group L.P. and each of the Blackstone Holdings Partnerships. The Notes contain customary covenants and financial restrictions that, among other things, limit the Issuer and the guarantors’ ability, subject to certain exceptions, to incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The Notes also contain customary events of default. All or a portion of the Notes may be redeemed at our option, in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the Notes. If a change of control repurchase event occurs, the Notes are subject to repurchase at the repurchase price as set forth in the Notes.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. Under this unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of Blackstone common units and Blackstone Holdings Partnership Units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. This unit repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the year ended December 31, 2017, no units were repurchased. As of December 31, 2017, the amount remaining under this program available for repurchases was $335.8 million.

Distributable Earnings, Fee Related Earnings and Economic Net Income

We use Distributable Earnings, which is derived from our segment reported results, as a supplemental non -GAAP measure to assess performance and amounts available for distributions to Blackstone unitholders, including Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships. Distributable Earnings is intended to show the amount of net realized earnings without the effects of the consolidation of the Blackstone Funds. Distributable Earnings is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. Distributable Earnings, which is a component of Economic Net Income, is the sum across all segments of: (a) Total Management, Advisory and Other Fees, Net, (b) Interest and Dividend Revenue, (c) Realized Performance Fees, and (d) Realized Investment Income (Loss); less (a) Compensation, excluding the expense of equity-based awards, (b) Realized Performance Fee Compensation, (c) Other Operating Expenses, and (d) Taxes and Related Payables Under the Tax Receivable Agreement.

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

The following calculates the components of Fee Related Earnings, Distributable Earnings and Economic Net Income in the above table identified by note (b):

(a)	Represents the total segment amounts of the respective captions. See Note 21. “Segment Reporting” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.
(b)	Taxes and Related Payables Including Payable Under Tax Receivable Agreement represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes and the Payable Under Tax Receivable Agreement.
(c)	Represents tax-related payables including the Payable Under Tax Receivable Agreement, which is a component of Taxes and Related Payables.
(d)	Represents equity-based award expense included in Economic Income, which excludes all transaction-related equity-based charges.

The following table is a reconciliation of Net Income (Loss) Attributable to The Blackstone Group L.P. to Economic Income, of Economic Income to Economic Net Income, of Economic Net Income to Fee Related Earnings, of Fee Related Earnings to Distributable Earnings and of Distributable Earnings to Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization:

(Dollars in Thousands)	2017	2016	2015
Net Income Attributable to The Blackstone Group L.P.	**$ 1,470,830**	**$ 1,039,235**	**$ 709,789**
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	1,391,879	960,284	683,516
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	497,439	246,152	219,900
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	13,806	3,977	11,145
Net Income	**$ 3,373,954**	**$ 2,249,648**	**$ 1,624,350**
Provision for Taxes	743,147	132,362	190,398
Income Before Provision for Taxes	**$ 4,117,101**	**$ 2,382,010**	**$ 1,814,748**
Transaction-Related Charges [(a)]	(176,531)	264,937	489,563
Amortization of Intangibles [(b)]	48,297	84,466	104,530
(Income) Associated with Non-Controlling Interests of Consolidated Entities [(c)]	(511,245)	(250,129)	(231,045)
Economic Income	**$ 3,477,622**	**$ 2,481,284**	**$ 2,177,796**
Taxes [(d)]	(101,531)	(92,263)	(27,527)
Economic Net Income	**$ 3,376,091**	**$ 2,389,021**	**$ 2,150,269**
Taxes [(d)]	101,531	92,263	27,527
Performance Fee Adjustment [(e)]	(3,708,124)	(2,177,986)	(1,798,077)
Investment (Income) Loss Adjustment [(f)]	(304,988)	(220,290)	(52,849)
Other Revenue [(g)]	140,051	(54,712)	(8,500)
Net Interest Loss [(h)]	49,918	51,623	44,181
Performance Fee Compensation and Benefits Adjustment [(i)]	1,488,330	868,022	564,560
Equity-Based Compensation - Non-Incentive Fee Related [(j)]	93,410	73,747	96,901
Fee Related Earnings	**$ 1,236,219**	**$ 1,021,688**	**$ 1,024,012**
Net Realized Performance Fees [(k)]	2,443,708	1,118,790	2,527,019
Realized Investment Income [(l)]	436,194	199,869	418,808
Net Interest (Loss) [(h)]	(49,918)	(51,623)	(44,181)
Taxes and Related Payables Including Payable Under Tax Receivable Agreement [(m)]	(189,988)	(167,149)	(90,470)
Distributable Earnings	**$ 3,876,215**	**$ 2,121,575**	**$ 3,835,188**
Interest Expense [(n)]	192,838	148,022	139,842
Taxes and Related Payables Including Payable Under Tax Receivable Agreement [(m)]	189,988	167,149	90,470
Depreciation and Amortization	25,228	31,971	27,213
Adjusted EBITDA	**$ 4,284,269**	**$ 2,468,717**	**$ 4,092,713**

(a)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s initial public offering and certain long-term retention programs outside of annual deferred compensation, revaluations of the Tax Receivable Agreement Liability and other corporate actions.
(b)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s initial public offering and other corporate actions.
(c)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes the amount of (Income) Loss Associated with Non-Controlling Interests of Consolidated Entities and includes the amount of Management Fee Revenues associated with consolidated CLO entities.
(d)	Taxes represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes and adjusted to exclude the tax impact on any divestitures.
(e)	This adjustment removes from Economic Income the total segment amount of Performance Fees.
(f)	This adjustment removes from Economic Income the total segment amount of Investment Income (Loss).
(g)	This adjustment removes from Economic Income the total segment amount of Other Revenue.
(h)	This adjustment represents Interest Income and Dividend Revenue less Interest Expense.
(i)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Fees, including Incentive Fee Related equity-based award expense.
(j)	Represents Non-Incentive Fee Related equity-based award expense and excludes all transaction-related equity-based charges.
(k)	Represents the adjustment for realized Performance Fees net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto. Equals the sum of Net Realized Incentive Fees and Net Realized Carried Interest.
(l)	Represents the adjustment for Blackstone’s Realized Investment Income (Loss).
(m)	Taxes and Related Payables Including Payable Under Tax Receivable Agreement represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes and to exclude the tax impact on any divestures and the Payable Under Tax Receivable Agreement.
(n)	Represents Total Segment Interest Expense.

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

The following graph shows fiscal quarterly and annual per common unitholder distributions for 2015, 2016 and 2017. Distributions are declared and paid in the quarter subsequent to the quarter in which they are earned.

With respect to fiscal year 2017, we have paid to common unitholders distributions of $0.87, $0.54, $0.44 and $0.85 per common unit in respect of the first, second, third and fourth quarters, respectively, aggregating $2.70 per common unit. With respect to fiscal years 2016 and 2015, we paid aggregate common unitholder distributions of $1.52 per common unit and $2.73 per common unit, respectively.

With respect to fiscal year 2017, we have paid to the Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships distributions of $0.88, $0.59, $0.45 and $0.93 per Blackstone Holdings Partnership Unit in respect of the first, second, third and fourth quarters, respectively, aggregating $2.85 per Blackstone Holdings Partnership Unit. With respect to fiscal years 2016 and 2015, we paid aggregate distributions of $1.63 per Blackstone Holdings Partnership Unit and $2.78 per Blackstone Holdings Partnership Unit, respectively.

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

The following table presents information regarding these financial instruments in our Consolidated Statements of Financial Condition:

	Reverse Repurchase Agreements	Repurchase Agreements	Securities Sold, Not Yet Purchased
	(Dollars in Millions)
Balance, December 31, 2017	$—	$118.8	$154.4
Balance, December 31, 2016	$118.5	$75.3	$215.4
Year Ended December 31, 2017
Average Daily Balance	$25.1	$89.8	$156.6
Maximum Daily Balance	$118.5	$152.7	$262.1

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

On private equity, real estate, and certain of our hedge fund solutions and credit-focused funds:

•	0.28% to 1.75% of committed capital or invested capital during the investment period,

•	0.25% to 1.50% of invested capital or investment fair value subsequent to the investment period for private equity and real estate funds, and

•	0.75% to 1.50% of invested capital or net asset value subsequent to the investment period for certain of our hedge fund solutions and credit-focused funds.

On real estate, credit and MLP-focused funds structured like hedge funds:

•	0.50% to 1.50% of net asset value.

On credit and MLP-focused separately managed accounts:

•	0.25% to 1.50% of net asset value or total assets.

On real estate separately managed accounts:

•	0.50% to 2.00% of invested capital, net operating income or net asset value.

On funds of hedge funds, certain hedge funds and separately managed accounts invested in hedge funds:

•	0.50% to 1.25% of net asset value.

On CLO vehicles:

•	0.40% to 0.65% of the aggregate par amount of collateral assets, including principal cash.

On credit-focused registered and non-registered investment companies:

•	0.35% to 1.50% of total assets or net asset value.

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

Intangibles and Goodwill

Blackstone’s intangible assets consist of contractual rights to earn future fee income, including management and advisory fees, Incentive Fees and Carried Interest. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from three to twenty years, reflecting the contractual lives of such assets. Amortization expense is included within General, Administrative and Other in the Consolidated Statements of Operations. The Partnership does not hold any indefinite-lived intangible assets. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Goodwill comprises goodwill arising from the contribution and reorganization of the Partnership’s predecessor entities in 2007 immediately prior to its IPO, the acquisition of GSO in 2008, the acquisition of Strategic Partners in 2013 and the acquisition of Harvest in 2017. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of Blackstone’s operating segments is less than their respective carrying values. The operating segment is the reporting level for testing the impairment of goodwill. If it is determined that it is more likely than not that an operating segment’s fair value is less than its carrying value or when the quantitative approach is used, a two-step quantitative assessment is performed to (a) calculate the fair value of the operating segment and compare it to its carrying value, and (b) if the carrying value exceeds its fair value, to measure an impairment loss.

Senior management has organized the firm into four operating segments. All of the components in each segment have similar economic characteristics and senior management makes key operating decisions based on the performance of each segment. Therefore, we believe that operating segment is the appropriate reporting level for testing the impairment of goodwill.

The carrying value of goodwill was $1.8 billion and $1.7 billion as of December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, we determined that there was no evidence of goodwill impairment.

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

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of December 31, 2017 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	2018	2019-2020	2021-2022	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$77,802	$140,168	$154,135	$343,625	$715,730
Purchase Obligations	29,491	16,272	1,793	—	47,556
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	400,000	3,180,450	3,580,450
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	134,561	269,112	233,862	1,615,396	2,252,931
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	290,437	540,225	—	10,755,747	11,586,409
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	246,804	485,440	474,284	1,579,814	2,786,342
Blackstone Funds Capital Commitments to Investee Funds (f)	170,472	—	—	—	170,472
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (g)	—	152,379	130,179	443,493	726,051
Unrecognized Tax Benefits, Including Interest and Penalties (h)	78	—	—	—	78
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (i)	2,409,207	—	—	—	2,409,207

Consolidated Contractual Obligations	3,358,852	1,603,596	1,394,253	17,918,525	24,275,226
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	(290,437)	(540,225)	—	(10,755,747)	(11,586,409)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	(246,804)	(485,440)	(474,284)	(1,579,814)	(2,786,342)
Blackstone Funds Capital
Commitments to Investee Funds (f)	(170,472)	—	—	—	(170,472)

Blackstone Operating Entities Contractual Obligations	$2,651,139	$577,931	$919,969	$5,582,964	$9,732,003

(a)	We lease our primary office space and certain office equipment under agreements that expire through 2030. In connection with certain office space lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Consolidated Statements of Financial Condition. The amounts are presented net of contractual sublease commitments.
(b)	Represents the principal amount due on the senior notes we issued. As of December 31, 2017, we had no outstanding borrowings under our revolver.
(c)	Represents interest to be paid over the maturity of our senior notes and borrowings under our revolving credit facility which has been calculated assuming no pre-payments are made and debt is held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver and assume no balance thereunder.
(d)	These obligations are those of the Blackstone Funds including the consolidated CLO vehicles.
(e)

Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of December 31, 2017, at spreads to market rates pursuant to the financing agreements, and range from 0.6% to 9.4%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(f)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(g)	Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s IPO in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Consolidated Financial Statements and shown in Note 17. “Related Party Transactions” (see “Item 8. Financial Statements and Supplementary Data”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(h)	The total represents gross unrecognized tax benefits, including interest and penalties, of $0.1 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $11.4 million and interest of $1.4 million; therefore, such amounts are not included in the above contractual obligations table.
(i)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

Blackstone and certain of its consolidated funds provide financial guarantees. The amounts and nature of these guarantees are described in Note 18. “Commitments and Contingencies — Contingencies — Guarantees” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Consolidated Financial Statements as of December 31, 2017.

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

As of December 31, 2017, the total clawback obligations were $2.2 million of which $1.1 million related to Blackstone Holdings and $1.1 million related to current and former Blackstone personnel. If, at December 31, 2017, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Carried Interest subject to potential clawback would be $6.2 billion, on an after tax basis where applicable, of which Blackstone Holdings is potentially liable for $5.7 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote. (See Note 17. “Related Party Transactions” and Note 18. “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.)

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

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the fair value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the years ended December 31, 2017 and December 31, 2016, the percentages of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	Year Ended December 31,
	2017	2016
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	33%	35%

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of December 31, 2017 and December 31, 2016, we estimate that a 10% decline in fair value of the investments would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

	December 31,
	2017			2016
	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$95,004	$1,183,211	$171,136	$95,264	$1,287,154	$258,041

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Total Assets Under Management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	December 31, 2017
	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Private Equity	$54,909,564	72%
Real Estate	$78,108,861	85%
Credit	$91,993,998	39%

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of December 31, 2017 and December 31, 2016, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management Fees, Performance Fees, Net of Related Compensation Expense and Investment Income:

	December 31,
	2017			2016
	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Fees, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$17,301	$260,236	$32,308	$13,196	$259,228	$32,320

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of December 31, 2017 and December 31, 2016, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	December 31,
	2017	2016
	(Dollars in Thousands)
Annualized Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates	$28	$28

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

	December 31,
	2017		2016
	Annualized Decrease in Investment Income (a)	Annualized Increase in Interest Income from Floating Rate Assets	Annualized Decrease in Investment Income (a)	Annualized Increase in Interest Income from Floating Rate Assets
	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$17,526	$22,480	$11,331	$19,900

(a)	As of December 31, 2017 and 2016, this represents 0.3% and 0.2% of our portfolio of liquid assets, respectively.

Blackstone has U.S. dollar and non-U.S. dollar based interest rate derivatives whose future cash flows and present value may be affected by movement in their respective underlying yield curves. We estimate that as of

December 31, 2017, a one percentage increase parallel shift in global yield curves would result in the following impact on Other Revenue:

	December 31,
	2017	2016
	(Dollars in Thousands)
Annualized Increase in Other Revenue Due to a One Percentage Point Increase in Interest Rates	$22,699	$—	(a)

(a)	Blackstone held no interest rate risk derivatives as of December 31, 2016 which impact Other Revenue.

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

We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	December 31,
	2017	2016
	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$37,250	$40,670

(a)	As of December 31, 2017 and 2016, this represents 0.7% and 0.9% of our portfolio of liquid assets, respectively.

Certain of our entities hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We minimize our risk exposure by limiting the counterparties with which we enter into contracts to banks and investment banks that meet established credit and capital guidelines. We do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders of The Blackstone Group L.P.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of The Blackstone Group L.P. and subsidiaries (“Blackstone”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). We also have audited Blackstone’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackstone as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Blackstone maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

Blackstone’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on Blackstone’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Blackstone in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 1, 2018

We have served as Blackstone’s auditor since 2006.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Financial Condition

(Dollars in Thousands, Except Unit Data)

	December 31, 2017	December 31, 2016
Assets
Cash and Cash Equivalents	$1,992,497	$1,837,253
Cash Held by Blackstone Funds and Other	1,929,531	1,005,161
Investments (including assets pledged of $169,746 and $119,139 at December 31, 2017 and December 31, 2016, respectively)	24,434,049	17,694,975
Accounts Receivable	887,162	772,695
Reverse Repurchase Agreements	—	118,495
Due from Affiliates	2,028,984	1,442,378
Intangible Assets, Net	409,828	262,604
Goodwill	1,778,192	1,718,519
Other Assets	242,697	264,788
Deferred Tax Assets	725,970	1,286,469

Total Assets	$34,428,910	$26,403,337

Liabilities and Partners’ Capital
Loans Payable	$14,815,436	$8,866,366
Due to Affiliates	937,158	1,321,772
Accrued Compensation and Benefits	2,630,019	2,327,762
Securities Sold, Not Yet Purchased	154,380	215,398
Repurchase Agreements	118,840	75,324
Accounts Payable, Accrued Expenses and Other Liabilities	2,043,522	1,081,782

Total Liabilities	20,699,355	13,888,404

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	210,944	185,390

Partners’ Capital
The Blackstone Group L.P. Partners’ Capital
Partners’ Capital (common units: 659,526,093 issued and outstanding as of December 31, 2017; 643,459,542 issued and outstanding as of December 31, 2016)	6,670,365	6,523,929
Accumulated Other Comprehensive Income	(34,018)	(62,887)

Total The Blackstone Group L.P. Partners’ Capital	6,636,347	6,461,042
Non-Controlling Interests in Consolidated Entities	3,253,148	2,428,964
Non-Controlling Interests in Blackstone Holdings	3,629,116	3,439,537

Total Partners’ Capital	13,518,611	12,329,543

Total Liabilities and Partners’ Capital	$34,428,910	$26,403,337

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

	December 31, 2017	December 31, 2016
Assets
Cash Held by Blackstone Funds and Other	$1,580,296	$740,760
Investments	12,948,653	6,459,355
Accounts Receivable	470,156	355,364
Due from Affiliates	46,112	21,300
Other Assets	5,189	2,602

Total Assets	$15,050,406	$7,579,381

Liabilities
Loans Payable	$11,300,621	$5,466,444
Due to Affiliates	86,393	72,609
Securities Sold, Not Yet Purchased	89,907	81,309
Repurchase Agreements	118,840	66,221
Accounts Payable, Accrued Expenses and Other Liabilities	1,562,534	545,481

Total Liabilities	$13,158,295	$6,232,064

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Operations

(Dollars in Thousands, Except Unit and Per Unit Data)

	Year Ended December 31,
	2017	2016	2015
Revenues
Management and Advisory Fees, Net	$2,729,056	$2,442,975	$2,542,505

Performance Fees
Realized
Carried Interest	3,439,754	1,474,830	3,205,290
Incentive Fees	374,571	170,537	193,238
Unrealized
Carried Interest	(100,477)	481,304	(1,595,174)
Incentive Fees	(8,692)	49,660	(6,688)

Total Performance Fees	3,705,156	2,176,331	1,796,666

Investment Income (Loss)
Realized	635,769	278,737	555,171
Unrealized	42,605	77,314	(350,529)

Total Investment Income	678,374	356,051	204,642

Interest and Dividend Revenue	139,696	95,724	94,957
Other	(133,229)	54,753	7,782

Total Revenues	7,119,053	5,125,834	4,646,552

Expenses
Compensation and Benefits
Compensation	1,442,485	1,335,408	1,726,191
Performance Fee Compensation
Realized
Carried Interest	1,226,561	455,954	793,801
Incentive Fees	160,683	78,096	85,945
Unrealized
Carried Interest	105,372	312,838	(312,696)
Incentive Fees	(4,286)	21,134	(2,490)

Total Compensation and Benefits	2,930,815	2,203,430	2,290,751
General, Administrative and Other	466,316	520,309	576,103
Interest Expense	197,486	152,654	144,522
Fund Expenses	132,787	52,181	79,499

Total Expenses	3,727,404	2,928,574	3,090,875

Other Income
Reduction of Tax Receivable Agreement Liability	403,855	—	82,707
Net Gains from Fund Investment Activities	321,597	184,750	176,364

Total Other Income	725,452	184,750	259,071

Income Before Provision for Taxes	4,117,101	2,382,010	1,814,748
Provision for Taxes	743,147	132,362	190,398

Net Income	3,373,954	2,249,648	1,624,350
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	13,806	3,977	11,145
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	497,439	246,152	219,900
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	1,391,879	960,284	683,516

Net Income Attributable to The Blackstone Group L.P.	$1,470,830	$1,039,235	$709,789

Net Income Per Common Unit
Common Units, Basic	$2.21	$1.60	$1.12

Common Units, Diluted	$2.21	$1.56	$1.04

Weighted-Average Common Units Outstanding
Common Units, Basic	665,453,198	649,475,264	634,337,179

Common Units, Diluted	666,246,846	1,195,114,590	1,188,085,411

Revenues Earned from Affiliates
Management and Advisory Fees, Net	$161,153	$185,769	$210,672

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

	Year Ended December 31,
	2017	2016	2015
Net Income	$3,373,954	$2,249,648	$1,624,350
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	80,366	(22,194)	(49,238)

Comprehensive Income	3,454,320	2,227,454	1,575,112
Less:
Comprehensive Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	13,806	3,977	11,145
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	548,936	234,326	202,318
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	1,391,879	960,284	683,516

Comprehensive Income Attributable to The Blackstone Group L.P.	$1,499,699	$1,028,867	$678,133

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

THE BLACKSTONE GROUP L.P.

Consolidated Statement of Changes in Partners’ Capital

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Accumulated Other Compre- hensive (Loss)	Total	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2016	643,459,542	$6,523,929	$(62,887)	$6,461,042	$2,428,964	$3,439,537	$12,329,543	$185,390
Consolidation of Fund Entity	—	—	—	—	387,006	—	387,006	—
Net Income	—	1,470,830	—	1,470,830	497,439	1,391,879	3,360,148	13,806
Currency Translation Adjustment	—	—	28,869	28,869	51,497	—	80,366	—
Capital Contributions	—	—	—	—	730,793	—	730,793	58,920
Capital Distributions	—	(1,534,586)	—	(1,534,586)	(836,535)	(1,307,996)	(3,679,117)	(47,172)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(6,016)	—	(6,016)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	11,057	—	11,057	—	—	11,057	—
Equity-Based Compensation	—	183,484	—	183,484	—	151,539	335,023	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	7,084,888	(28,486)	—	(28,486)	—	(1,706)	(30,192)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(15,197)	—	(15,197)	—	15,197	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	8,981,663	59,334	—	59,334	—	(59,334)	—	—

Balance at December 31, 2017	659,526,093	$6,670,365	$(34,018)	$6,636,347	$3,253,148	$3,629,116	$13,518,611	$210,944

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2017	2016	2015
Operating Activities
Net Income	$3,373,954	$2,249,648	$1,624,350
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities
Blackstone Funds Related
Net Realized Gains on Investments	(4,613,531)	(2,023,503)	(4,121,003)
Changes in Unrealized (Gains) Losses on Investments	(21,589)	(241,617)	722,064
Non-Cash Performance Fees	109,169	(305,559)	1,391,946
Non-Cash Performance Fee Compensation	1,488,330	868,022	564,560
Equity-Based Compensation Expense	338,687	323,651	629,642
Excess Tax Benefits Related to Equity-Based Compensation	—	—	(70,318)
Amortization of Intangibles	46,776	82,943	101,437
Other Non-Cash Amounts Included in Net Income	362,865	16,711	144,657
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Held by Blackstone Funds and Other	(807,551)	(452,108)	1,220,959
Cash Relinquished with Deconsolidation and Liquidation of Fund Entity	(33,566)	—	(442,370)
Accounts Receivable	282,026	87,074	(213,706)
Reverse Repurchase Agreements	118,495	86,398	(204,893)
Due from Affiliates	(298,501)	(57,907)	(97,487)
Other Assets	17,377	99,108	(149,732)
Accrued Compensation and Benefits	(1,177,852)	(572,814)	(917,428)
Securities Sold, Not Yet Purchased	(62,730)	42,761	96,780
Accounts Payable, Accrued Expenses and Other Liabilities	(755,165)	(214,651)	(474,652)
Repurchase Agreements	43,516	34,286	11,012
Due to Affiliates	(9,652)	39,035	(102,847)
Investments Purchased	(19,573,153)	(8,798,358)	(7,937,114)
Cash Proceeds from Sale of Investments	18,723,355	8,195,594	10,621,186

Net Cash Provided by (Used in) Operating Activities	(2,448,740)	(541,286)	2,397,043

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(24,347)	(21,826)	(59,247)
Net Cash Paid for Acquisitions, Net of Cash Acquired	(168,913)	—	—
Changes in Restricted Cash	5,052	(7,150)	5,843

Net Cash Used in Investing Activities	(188,208)	(28,976)	(53,404)

continued…

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2017	2016	2015
Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(813,987)	(533,925)	(677,110)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	759,907	329,005	479,678
Cash Relinquished in Conjunction with the Spin-Off	—	—	(55,412)
Payments Under Tax Receivable Agreement	(135,831)	(78,985)	(84,484)
Net Delivery of Vested Common Units and Repurchase of Common and Holdings Units	(30,192)	(27,623)	(61,031)
Excess Tax Benefits Related to Equity-Based Compensation	—	—	70,318
Proceeds from Loans Payable	7,600,153	3,321,081	2,423,614
Repayment and Repurchase of Loans Payable	(1,766,129)	(420,714)	(517,629)
Distributions to Unitholders	(2,842,582)	(2,018,669)	(3,497,346)

Net Cash Provided by (Used in) Financing Activities	2,771,339	570,170	(1,919,402)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	20,853	21	615

Net Increase (Decrease) in Cash and Cash Equivalents	155,244	(71)	424,852
Cash and Cash Equivalents, Beginning of Period	1,837,253	1,837,324	1,412,472

Cash and Cash Equivalents, End of Period	$1,992,497	$1,837,253	$1,837,324

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$160,178	$151,948	$126,167

Payments for Income Taxes	$106,032	$65,790	$115,814

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$1,112	$1,155	$2,277

Non-Cash Distributions to Non-Controlling Interest Holders	$(69,721)	$(13,536)	$(34)

Non-Cash Consideration for Acquisition	$(95,262)	$—	$—

Net Assets Associated with the Spin-Off	$—	$—	$(311,826)

Net Activities Related to Capital Transactions of Consolidated Blackstone Funds	$—	$—	$(295)

Net Assets Related to the Consolidation of Certain Fund Entities	$387,006	$—	$—

Notes Issuance Costs	$5,582	$5,491	$5,269

Transfer of Interests to Non-Controlling Interest Holders	$(6,016)	$(8,278)	$(12,272)

Change in The Blackstone Group L.P.’s Ownership Interest	$(15,197)	$7,881	$92,785

Net Settlement of Vested Common Units	$127,392	$101,898	$139,941

Conversion of Blackstone Holdings Units to Common Units	$59,334	$77,520	$131,883

Acquisition of Ownership Interests from Non-Controlling Interest Holders Deferred Tax Asset	$(74,487)	$(59,304)	$(195,291)

Due to Affiliates	$63,430	$53,935	$130,264

Partners’ Capital	$11,057	$5,369	$65,027

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

Intangibles and Goodwill

Blackstone’s intangible assets consist of contractual rights to earn future fee income, including management and advisory fees, Incentive Fees and Carried Interest. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from three to twenty years, reflecting the contractual lives of such assets. Amortization expense is included within General, Administrative and Other in the Consolidated Statements of Operations. The Partnership does not hold any indefinite-lived intangible assets. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Goodwill comprises goodwill arising from the contribution and reorganization of the Partnership’s predecessor entities in 2007 immediately prior to its IPO, the acquisition of GSO in 2008, the acquisition of Strategic Partners in 2013 and the acquisition of Harvest Fund Advisors LLC (“Harvest”) in 2017. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of Blackstone’s operating segments is less than their respective carrying values. The operating segment is the reporting level for testing the impairment of goodwill. If it is determined that it is more likely than not that an operating segment’s fair value is less than its carrying value or when the quantitative approach is used, a two-step quantitative assessment is performed to (a) calculate the fair value of the operating segment and compare it to its carrying value, and (b) if the carrying value exceeds its fair value, to measure an impairment loss.

Furniture, Equipment and Leasehold Improvements

Furniture, equipment and leasehold improvements consist primarily of leasehold improvements, furniture, fixtures and equipment, computer hardware and software and are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated useful economic lives, which for leasehold improvements are the lesser of the lease terms or the life of the asset, generally ten to fifteen years, and three to seven years for other fixed assets. The Partnership evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Other Income also includes amounts attributable to the Reduction of the Tax Receivable Agreement Liability. See Note 14. “Income Taxes — Other Income — Reduction of the Tax Receivable Agreement Liability” for additional information.

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

In January 2016, the FASB issued amended guidance on the classification and measurement of financial instruments. The new guidance will impact the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new guidance should be applied for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period using a modified retrospective

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of the first period in which the guidance becomes effective. However, changes to the accounting for equity securities without a readily determinable fair value will be applied prospectively. Early application is permitted. This amended guidance is not expected to have a material impact on Blackstone’s financial statements.

3.	GOODWILL AND INTANGIBLE ASSETS

On October 16, 2017, Blackstone completed its acquisition of Harvest, an independent investment management firm, which resulted in an increase of Goodwill of $59.7 million and an increase in Intangible Assets, primarily comprising contractual rights to earn future fee income, of $194.0 million. Goodwill arising from the acquisition has been allocated to the Credit segment.

The carrying value of goodwill was $1.8 billion and $1.7 billion as of December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, the Partnership determined there was no evidence of Goodwill impairment.

At December 31, 2017, goodwill has been allocated to each of the Partnership’s four segments as follows: Private Equity ($778.3 million), Real Estate ($421.7 million), Hedge Fund Solutions ($172.1 million), and Credit ($406.1 million). At December 31, 2016, goodwill has been allocated to each of the Partnership’s four segments as follows: Private Equity ($778.3 million), Real Estate ($421.7 million), Hedge Fund Solutions ($172.1 million), and Credit ($346.4 million).

Intangible Assets, Net consists of the following:

	December 31,
	2017	2016
Finite-Lived Intangible Assets / Contractual Rights	$1,594,876	$1,400,876
Accumulated Amortization	(1,185,048)	(1,138,272)

Intangible Assets, Net	$409,828	$262,604

Changes in the Partnership’s Intangible Assets, Net consists of the following:

	Year Ended December 31,
	2017	2016	2015
Balance, Beginning of Year	$262,604	$345,547	$458,833
Amortization Expense	(46,776)	(82,943)	(101,437)
Acquisitions	194,000	—	—
Intangibles Transferred to PJT Partners Inc. at Spin-Off	—	—	(11,849)

Balance, End of Year	$409,828	$262,604	$345,547

Amortization of Intangible Assets held at December 31, 2017 is expected to be $57.9 million, $57.9 million, $57.9 million, $57.9 million, and $50.2 million for each of the years ending December 31, 2018, 2019, 2020, 2021, and 2022, respectively. Blackstone’s intangible assets as of December 31, 2017 are expected to amortize over a weighted-average period of 9.2 years.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

4.	INVESTMENTS

Investments consist of the following:

	December 31,
	2017	2016
Investments of Consolidated Blackstone Funds	$12,954,121	$6,480,674
Equity Method Investments	3,263,131	3,092,378
Corporate Treasury Investments	2,566,043	2,518,438
Performance Fees	5,328,280	5,320,994
Other Investments	322,474	282,491

	$24,434,049	$17,694,975

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $488.4 million and $384.4 million at December 31, 2017 and December 31, 2016, respectively.

Investments of Consolidated Blackstone Funds

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities in the Consolidated Statements of Operations:

	Year Ended December 31,
	2017	2016	2015
Realized Gains	$165,106	$123,524	$223,078
Net Change in Unrealized Losses	(21,016)	(61,045)	(161,398)

Realized and Net Change in Unrealized Gains (Losses) from Consolidated Blackstone Funds	144,090	62,479	61,680
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	177,507	122,271	114,684

Other Income — Net Gains from Fund Investment Activities	$321,597	$184,750	$176,364

Equity Method Investments

Blackstone’s equity method investments include its investments in private equity funds, real estate funds, funds of hedge funds and credit-focused funds and other proprietary investments, which are not consolidated but in which the Partnership exerts significant influence.

Blackstone evaluates each of its equity method investments to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission (“SEC”). As of and for the years ended December 31, 2017, 2016 and 2015, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.

Blackstone holds a 40% non-controlling equity interest in Pátria Investments Limited and Pátria Investimentos Ltda. (collectively, “Pátria”) and accounts for this interest using the equity method of accounting.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Partnership recognized net gains related to its equity method investments of $609.5 million, $214.4 million and $82.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The summarized financial information of the Partnership’s equity method investments for December 31, 2017 are as follows:

	December 31, 2017 and the Year Then Ended
	Private	Real	Hedge Fund
	Equity	Estate	Solutions	Credit	Other (a)	Total
Statement of Financial Condition
Assets
Investments	$50,339,913	$67,780,737	$21,639,763	$22,593,717	$363	$162,354,493
Other Assets	2,283,602	3,077,573	1,969,832	1,573,279	154,131	9,058,417

Total Assets	$52,623,515	$70,858,310	$23,609,595	$24,166,996	$154,494	$171,412,910

Liabilities and Partners’ Capital
Debt	$6,779,634	$6,329,068	$53,787	$4,896,346	$—	$18,058,835
Other Liabilities	430,763	1,618,408	1,150,307	420,988	39,923	3,660,389

Total Liabilities	7,210,397	7,947,476	1,204,094	5,317,334	39,923	21,719,224

Partners’ Capital	45,413,118	62,910,834	22,405,501	18,849,662	114,571	149,693,686

Total Liabilities and Partners’ Capital	$52,623,515	$70,858,310	$23,609,595	$24,166,996	$154,494	$171,412,910

Statement of Operations
Interest Income	$362,788	$485,751	$2,942	$928,670	$—	$1,780,151
Other Income	45,770	1,334,544	91,006	178,281	107,204	1,756,805
Interest Expense	(121,876)	(180,258)	(2,086)	(127,153)	—	(431,373)
Other Expenses	(568,369)	(703,165)	(435,974)	(258,157)	(57,830)	(2,023,495)
Net Realized and Unrealized Gain from Investments	7,892,937	12,223,852	1,054,516	584,366	—	21,755,671

Net Income	$7,611,250	$13,160,724	$710,404	$1,306,007	$49,374	$22,837,759

(a)	Other represents the summarized financial information of equity method investments whose results, for segment reporting purposes, have been allocated across more than one of Blackstone’s segments.

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

	Year Ended December 31,
	2017	2016	2015
Realized Gains (Losses)	$4,378	$(20,263)	$(15,525)
Net Change in Unrealized Gains (Losses)	50,222	19,671	(35,709)

	$54,600	$(592)	$(51,234)

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Performance Fees

Performance Fees allocated to the general partner in respect of performance of certain carry funds, funds of hedge funds and credit-focused funds were as follows:

	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
Performance Fees, December 31, 2016	$1,984,450	$2,970,448	$6,132	$359,964	$5,320,994
Performance Fees Allocated as a Result of Changes in Fund Fair Values	1,143,974	1,980,830	54,986	225,774	3,405,564
Foreign Exchange Gain	—	65,029	—	—	65,029
Fund Distributions	(1,211,453)	(2,157,000)	(47,316)	(47,538)	(3,463,307)

Performance Fees, December 31, 2017	$1,916,971	$2,859,307	$13,802	$538,200	$5,328,280

Other Investments

Other Investments consist primarily of proprietary investment securities held by Blackstone. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in other investments:

	Year Ended December 31,
	2017	2016	2015
Realized Gains	$4,886	$2,495	$80
Net Change in Unrealized Gains (Losses)	14,324	11,128	(4,079)

	$19,210	$13,623	$(3,999)

5.	NET ASSET VALUE AS FAIR VALUE

A summary of fair value by strategy type alongside the remaining unfunded commitments and ability to redeem such investments as of December 31, 2017 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)		Redemption Notice Period
Diversified Instruments	$268,470	$135	(a	)	(a	)
Credit Driven	135,450	268	(b	)	(b	)
Equity	59,565	—	(c	)	(c	)
Commodities	1,975	—	(d	)	(d	)

	$465,460	$403

(a)	Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 3% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 97% of investments in this category are redeemable as of the reporting date.
(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 52% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 48% of investments in this category are redeemable as of the reporting date.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(c)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 100% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date.
(d)	The Commodities category includes investments in commodities-focused funds that primarily invest in futures and physical-based commodity driven strategies. Investments representing 100% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

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

Blackstone uses foreign currency forward contracts to hedge portions of Blackstone’s net investments in foreign operations. The gains and losses due to change in fair value attributable to changes in spot exchange rates on foreign currency derivatives designated as net investment hedges were recognized in Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment. For the year ended December 31, 2017 the resulting loss was $7.1 million.

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

	December 31, 2017				December 31, 2016
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Net Investment Hedges
Foreign Currency Contracts	$—	$—	$50,857	$453	$—	$—	$51,267	$587

Freestanding Derivatives
Blackstone
Interest Rate Contracts	225,550	2,042	1,530,751	27,275	2,651,583	2,356	546,211	2,355
Foreign Currency Contracts	279,050	2,097	296,252	2,975	164,247	1,037	127,444	966
Credit Default Swaps	2,073	304	2,073	304	—	—	3,819	215
Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	493,181	24,087	264,693	5,628	254,162	25,050	136,025	3,903
Credit Default Swaps	45,670	3,731	45,582	5,163	—	—	113,057	3,350
Total Return Swaps	25,645	526	—	—	—	—	—	—

	1,071,169	32,787	2,139,351	41,345	3,069,992	28,443	926,556	10,789

	$1,071,169	$32,787	$2,190,208	$41,798	$3,069,992	$28,443	$977,823	$11,376

The table below summarizes the impact to the Consolidated Statements of Operations from derivative financial instruments:

	Year Ended December 31,
	2017	2016	2015
Net Investment Hedges — Foreign Currency Contracts
Hedge Ineffectiveness	$(75)	$(108)	$283

Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$(2,400)	$(1,600)	$(8,716)
Foreign Currency Contracts	(6,333)	(5,079)	12,828
Credit Default Swaps	(3,764)	(5,141)	2,336
Total Return Swaps	295	—	—
Equity Options	(417)	—	—

	$(12,619)	$(11,820)	$6,448

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	$(24,629)	$1,253	$3,933
Foreign Currency Contracts	(3,556)	25,839	(7,930)
Credit Default Swaps	4,881	(3,027)	(7,518)
Total Return Swaps	(447)	—	—
Equity Options	129	—	—

	$(23,622)	$24,065	$(11,515)

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

As of December 31, 2017, 2016 and 2015, the Partnership had not designated any derivatives as cash flow hedges.

7.	FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	December 31,
	2017	2016
Assets
Loans and Receivables	$239,659	$211,359
Equity and Preferred Securities	475,485	444,713
Debt Securities	418,061	—
Assets of Consolidated CLO Vehicles
Corporate Loans	10,825,759	4,762,071
Corporate Bonds	690,125	710,947
Other	458	—

	$12,649,547	$6,129,090

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes
Loans Payable	$10,594,656	$5,125,804
Due to Affiliates	996	—
Subordinated Notes
Loans Payable	703,164	337,846
Due to Affiliates	40,390	7,748

	$11,339,206	$5,471,398

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Year Ended December 31,
	2017		2016		2015
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$(1,214)	$6,590	$(42)	$3,375	$—	$(4,793)
Equity and Preferred Securities	4,611	22,326	(476)	16,033	(300)	(17,269)
Debt Securities	4,866	(3,390)	(2,404)	426	—	(426)
Assets of Consolidated CLO Vehicles
Corporate Loans	(3,827)	(6,603)	(6,128)	66,601	(1,895)	(36,502)
Corporate Bonds	12,442	(36,219)	4,793	18,859	(551)	1,188
Other	—	454	264	—	4,431	(3,589)

	$16,878	$(16,842)	$(3,993)	$105,294	$1,685	$(61,391)

Liabilities
Liabilities of Consolidated CLO Vehicles
Subordinated Notes	$—	$81,460	$(2,400)	$(69,103)	$—	$57,119

The following table presents information for those financial instruments for which the fair value option was elected:

	December 31, 2017			December 31, 2016
		For Financial Assets Past Due (a)			For Financial Assets Past Due (a)
	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess of Fair Value Over Principal	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess of Fair Value Over Principal
Loans and Receivables	$1,207	$—	$—	$(6,476)	$—	$—
Debt Securities	(372)	—	—	—	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	(13,495)	57,778	(19,633)	2,616	—	—
Corporate Bonds	(21,455)	—	—	7,259	—	—

	$(34,115)	$57,778	$(19,633)	$3,399	$—	$—

(a)	Corporate Loans and Corporate Bonds within CLO assets are classified as past due if contractual payments are more than one day past due.

As of December 31, 2017 and 2016, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status. As of December 31, 2017 and 2016, no Corporate Bonds included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual status.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy:

	December 31, 2017
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents — Money Market Funds	$853,680	$—	$—	$—	$853,680

Investments
Investments of Consolidated Blackstone Funds (a)
Investment Funds	—	—	—	130,339	130,339
Equity Securities	67,443	44,026	131,867	—	243,336
Partnership and LLC Interests	—	2,549	331,448	—	333,997
Debt Instruments	—	643,608	58,155	—	701,763
Freestanding Derivatives
Foreign Currency Contracts	—	101	—	—	101
Credit Default Swaps	—	3,731	—	—	3,731
Total Return Swaps	—	526	—	—	526
Assets of Consolidated CLO Vehicles
Corporate Loans	—	10,318,316	507,443	—	10,825,759
Corporate Bonds	—	690,125	—	—	690,125
Freestanding Derivatives — Foreign Currency Contracts	—	23,986	—	—	23,986
Other	—	—	458	—	458

Total Investments of Consolidated Blackstone Funds	67,443	11,726,968	1,029,371	130,339	12,954,121

Corporate Treasury Investments
Equity Securities	282,866	—	—	—	282,866
Debt Instruments	—	1,943,654	24,249	—	1,967,903
Other	—	—	—	315,274	315,274

Total Corporate Treasury Investments	282,866	1,943,654	24,249	315,274	2,566,043

Other Investments	193,072	14,162	95,393	19,847	322,474

Total Investments	543,381	13,684,784	1,149,013	465,460	15,842,638

Accounts Receivable — Loans and Receivables	—	—	239,659	—	239,659

Other Assets
Freestanding Derivatives
Interest Rate Contracts	575	1,467	—	—	2,042
Foreign Currency Contracts	—	2,097	—	—	2,097
Credit Default Swaps	—	304	—	—	304

Total Other Assets	575	3,868	—	—	4,443

	$1,397,636	$13,688,652	$1,388,672	$465,460	$16,940,420

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31, 2017
	Level I	Level II	Level III	Total
Liabilities
Loans Payable — Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	$—	$10,594,656	$—	$10,594,656
Subordinated Notes (b)	—	703,164	—	703,164

Total Loans Payable	—	11,297,820	—	11,297,820

Due to Affiliates — Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	—	996	—	996
Subordinated Notes (b)	—	40,390	—	40,390

Total Due to Affiliates	—	41,386	—	41,386

Securities Sold, Not Yet Purchased	—	154,380	—	154,380

Accounts Payable, Accrued Expenses and Other Liabilities
Liabilities of Consolidated Blackstone Funds —
Freestanding Derivatives (a)
Foreign Currency Contracts	—	5,628	—	5,628
Credit Default Swaps	—	5,163	—	5,163

Total Liabilities of Consolidated Blackstone Funds	—	10,791	—	10,791

Freestanding Derivatives
Interest Rate Contracts	415	26,860	—	27,275
Foreign Currency Contracts	—	2,975	—	2,975
Credit Default Swaps	—	304	—	304

Total Freestanding Derivatives	415	30,139	—	30,554

Net Investment Hedges — Foreign Currency Contracts	—	453	—	453

Total Accounts Payable, Accrued Expenses and Other Liabilities	415	41,383	—	41,798

	$415	$11,534,969	$—	$11,535,384

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

The following table summarizes the fair value transfers between Level I and Level II for positions that existed as of December 31, 2017 and 2016, respectively:

	Year Ended December 31,
	2017	2016
Transfers from Level I into Level II (a)	$938	$2,114
Transfers from Level II into Level I (b)	$—	$39,974

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(a)	Transfers out of Level I represent those financial instruments for which restrictions exist and adjustments were made to an otherwise observable price to reflect fair value at the reporting date.
(b)	Transfers into Level I represent those financial instruments for which an unadjusted quoted price in an active market became available for the identical asset.

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2017:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities	$91,753	Discounted Cash Flows	Discount Rate	7.1% - 31.4%	12.6%
			Revenue CAGR	1.0% - 49.4%	7.1%
			Exit Capitalization Rate	5.0% - 11.4%	8.5%
			Exit Multiple - EBITDA	4.0x - 16.0x	9.9x
			Exit Multiple - NOI	8.8x - 12.5x	10.5x
			Exit Multiple - P/E	9.5x - 17.0x	11.0x
	862	Market Comparable Companies	Book Value Multiple	0.8x - 0.9x	0.9x
			Exit Multiple - EBITDA	8.0x	N/A
	17,536	Other	N/A	N/A	N/A
	21,716	Transaction Price	N/A	N/A	N/A

Partnership and LLC Interests	293,744	Discounted Cash Flows	Discount Rate	4.6% - 26.5%	9.8%
			Revenue CAGR	-22.2% - 71.5%	8.4%
			Exit Capitalization Rate	3.1% - 10.0%	5.7%
			Exit Multiple - EBITDA	0.1x - 15.0x	8.6x
			Exit Multiple - NOI	12.5x	N/A
	530	Market Comparable Companies	Book Value Multiple	1.0x	N/A
	22,346	Other	N/A	N/A	N/A
	758	Third Party Pricing	N/A	N/A	N/A
	14,070	Transaction Price	N/A	N/A	N/A

Debt Instruments	6,122	Discounted Cash Flows	Discount Rate	6.6% - 18.4%	9.6%
			Revenue CAGR	7.7%	N/A
			Exit Capitalization Rate	8.3%	N/A
			Exit Multiple - NOI	12.0x	N/A
	50,136	Third Party Pricing	N/A	N/A	N/A
	1,897	Transaction Price	N/A	N/A	N/A

Assets of Consolidated CLO Vehicles	8,277	Market Comparable Companies	EBITDA Multiple	7.0x	N/A
	499,624	Third Party Pricing	N/A	N/A	N/A

Total Investments of Consolidated Blackstone Funds	1,029,371

continued …

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Corporate Treasury Investments	$8,886	Discounted Cash Flows	Discount Rate	5.1% - 6.3%	5.4%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	30.0% - 70.0%	68.1%
			Reinvestment Rate	LIBOR + 400 bps	N/A
	15,363	Third Party Pricing	N/A	N/A	N/A

Loans and Receivables	239,659	Discounted Cash Flows	Discount Rate	7.1% - 10.3%	8.8%

Other Investments	65,821	Discounted Cash Flows	Discount Rate	0.7% - 13.0%	2.2%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	70.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps -	LIBOR + 401
				LIBOR + 413 bps	bps
	29,572	Transaction Price	N/A	N/A	N/A

	$1,388,672

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2016:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities	$58,826	Discounted Cash Flows	Discount Rate	7.3% - 28.7%	12.7%
			Revenue CAGR	-0.2% - 20.1%	6.3%
			Exit Capitalization Rate	5.0% - 11.4%	8.5%
			Exit Multiple - EBITDA	4.0x - 20.0x	10.0x
			Exit Multiple - P/E	10.5x - 17.0x	11.0x
	2,032	Market Comparable Companies	Book Value Multiple	0.9x	N/A
	22,843	Other	N/A	N/A	N/A
	9,956	Transaction Price	N/A	N/A	N/A

Partnership and LLC Interests	303,281	Discounted Cash Flows	Discount Rate	3.4% - 27.6%	9.4%
			Revenue CAGR	-27.1% - 47.3%	7.2%
			Exit Capitalization Rate	3.0% - 11.0%	6.0%
			Exit Multiple - EBITDA	3.9x - 18.3x	10.5x
			Exit Multiple - P/E	9.3x	N/A
	13,945	Market Comparable Companies	Capitalization Rate	5.0% - 5.6%	5.2%
	12,916	Other	N/A	N/A	N/A
	1,238	Third Party Pricing	N/A	N/A	N/A
	5,850	Transaction Price	N/A	N/A	N/A

Debt Instruments	5,002	Discounted Cash Flows	Discount Rate	8.3% - 20.0%	12.9%
			Revenue CAGR	4.8% - 70.8%	33.8%
			Exit Capitalization Rate	4.7% - 8.3%	7.5%
			Exit Multiple - EBITDA	9.6x - 12.0x	11.0x
	2,227	Third Party Pricing	N/A	N/A	N/A
	93	Transaction Price	N/A	N/A	N/A

Assets of Consolidated CLO Vehicles	13,723	Market Comparable Companies	EBITDA Multiple	9.6x	N/A
	233,941	Third Party Pricing	N/A	N/A	N/A

Total Investments of Consolidated Blackstone Funds	685,873
Corporate Treasury Investments	9,783	Discounted Cash Flows	Discount Rate	6.1% - 10.0%	7.1%
			Default Rate	1.0% - 2.0%	1.8%
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	18.5% - 76.5%	66.4%
			Reinvestment Rate	LIBOR + 350 bps - LIBOR + 400 bps	LIBOR +390 bps
	20,641	Third Party Pricing	N/A	N/A	N/A

Loans and Receivables	211,359	Discounted Cash Flows	Discount Rate	12.0% - 16.4%	13.3%

Other Investments	78,619	Discounted Cash Flows	Discount Rate	1.2% - 15.0%	3.1%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	70.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
	21,545	Transaction Price	N/A	N/A	N/A

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

	Level III Financial Assets at Fair Value Year Ended December 31,
	2017				2016
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total
Balance, Beginning of Period	$685,873	$211,359	$130,588	$1,027,820	$774,392	$261,994	$155,841	$1,192,227
Transfer In Due to Consolidation and Acquisition	34,651	—	—	34,651	—	—	—	—
Transfer Out Due to Deconsolidation	(38,629)	—	—	(38,629)	—	—	—	—
Transfer In to Level III (b)	59,473	—	27,127	86,600	84,472	—	19,691	104,163
Transfer Out of Level III (b)	(168,986)	—	(22,111)	(191,097)	(97,841)	—	(33,162)	(131,003)
Purchases	869,817	856,042	25,335	1,751,194	373,522	546,060	24,158	943,740
Sales	(473,178)	(835,426)	(54,039)	(1,362,643)	(485,254)	(598,232)	(31,251)	(1,114,737)
Settlements	—	(12,584)	(1,573)	(14,157)	—	(8,599)	(512)	(9,111)
Changes in Gains (Losses) Included in Earnings and Other Comprehensive Income (Loss)	60,350	20,268	14,315	94,933	36,582	10,136	(4,177)	42,541

Balance, End of Period	$1,029,371	$239,659	$119,642	$1,388,672	$685,873	$211,359	$130,588	$1,027,820

Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	$14,083	$21,482	$(91)	$35,474	$(36,074)	$10,178	$3,443	$(22,453)

(a)	Represents corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.

There were no Level III financial liabilities as of and for the year ended December 31, 2017 and 2016.

9.	VARIABLE INTEREST ENTITIES

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

	December 31,
	2017	2016
Investments	$805,501	$644,546
Accounts Receivable	15,760	12,308
Due from Affiliates	81,465	35,099

Total VIE Assets	902,726	691,953
Due to Affiliates	179	577
Accounts Payable, Accrued Expenses and Other Liabilities	—	38
Potential Clawback Obligation	98,331	81,936

Maximum Exposure to Loss	$1,001,236	$774,504

10.	REVERSE REPURCHASE AND REPURCHASE AGREEMENTS

At December 31, 2017, the Partnership pledged securities with a carrying value of $169.7 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables provide information regarding the Partnership’s Repurchase Agreements obligation by type of collateral pledged:

	December 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$22,756	$96,084	$—	$118,840

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 12. “Offsetting of Assets and Liabilities”					$118,840

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 12. “Offsetting of Assets and Liabilities”					$—

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
U.S. Treasury and Agency Securities	$7,034	$—	$—	$—	$7,034
Asset-Backed Securities	—	12,805	30,796	24,689	68,290

	$7,034	$12,805	$30,796	$24,689	$75,324

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 12. “Offsetting of Assets and Liabilities”					$75,324

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 12. “Offsetting of Assets and Liabilities”					$—

11.	OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other Assets consists of the following:

	December 31,
	2017	2016
Furniture, Equipment and Leasehold Improvements	$345,875	$338,292
Less: Accumulated Depreciation	(219,309)	(211,508)

Furniture, Equipment and Leasehold Improvements, Net	126,566	126,784
Prepaid Expenses	78,723	96,888
Other Assets	32,965	37,723
Freestanding Derivatives	4,443	3,393

	$242,697	$264,788

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Depreciation expense of $25.2 million, $32.0 million and $26.0 million related to furniture, equipment and leasehold improvements for the years ended December 31, 2017, 2016 and 2015, respectively, is included in General, Administrative and Other in the Consolidated Statements of Operations.

Accounts Payable, Accrued Expenses and Other Liabilities includes $27.2 million and $10.1 million as of December 31, 2017 and 2016, respectively, relating to redemptions that were legally payable to investors of the consolidated Blackstone Funds and $1.5 billion and $615.0 million, respectively, of payables relating to unsettled purchases.

12.	OFFSETTING OF ASSETS AND LIABILITIES

The following tables present the offsetting of assets and liabilities as of December 31, 2017:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$8,801	$3,279	$—	$5,522

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities
Net Investment Hedges	$453	$—	$—	$453
Freestanding Derivatives	36,234	3,279	32,405	550
Repurchase Agreements	118,840	118,840	—	—

	$155,527	$122,119	$32,405	$1,003

The following tables present the offsetting of assets and liabilities as of December 31, 2016:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$5,720	$1,064	$2,892	$1,764
Reverse Repurchase Agreements	118,495	117,775	—	720

	$124,215	$118,839	$2,892	$2,484

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities
Net Investment Hedges	$587	$—	$—	$587
Freestanding Derivatives	6,886	1,064	5,638	184
Repurchase Agreements	75,324	72,195	3,129	—

	$82,797	$73,259	$8,767	$771

Reverse Repurchase Agreements and Repurchase Agreements are presented separately on the Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Statements of Financial Condition. See Note 11. “Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities” for the components of Other Assets.

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition and are not a significant component thereof.

Notional Pooling Arrangement

Blackstone has a notional cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of December 31, 2017, the aggregate cash balance on deposit relating to the cash pooling arrangement was $1.0 billion, which was offset with an accompanying overdraft of $1.0 billion.

13.	BORROWINGS

On October 2, 2017, Blackstone, through its indirect subsidiary Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), issued $300 million aggregate principal amount of senior notes maturing October 2, 2027 (the “2027 Notes”) and $300 million aggregate principal amount of senior notes maturing October 2, 2047 (the “2047 Notes”). The 2027 Notes have an interest rate of 3.150% per annum, accruing from October 2, 2017. The 2047 Notes have an interest rate of 4.000% per annum, accruing from October 2, 2017. Interest on the 2027 Notes and 2047 Notes is payable semi-annually in arrears on October 2 and April 2 of each year, commencing on April 2, 2018. The 2027 Notes and 2047 Notes are unsecured and unsubordinated obligations of the Issuer. The 2027 Notes and 2047 Notes are fully and unconditionally guaranteed, jointly and severally, by the Partnership and its indirect subsidiaries, Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. (the “Guarantors”). The guarantees are unsecured and unsubordinated obligations of the Guarantors. Transaction costs related to the issuance of the 2027 Notes and 2047 Notes have been capitalized and are being amortized over the life of the 2027 Notes and 2047 Notes. Blackstone used the proceeds from these notes to repurchase all of its 6.625% senior notes maturing on August 15, 2019 (the “2019 Notes”). Blackstone recognized a loss of $32.9 million in conjunction with the extinguishment of the 2019 Notes and is included in Interest Expense in the Consolidated Statement of Operations.

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

	December 31,
	2017			2016
	Credit Available	Borrowing Outstanding	Weighted Average Interest Rate	Credit Available	Borrowing Outstanding	Weighted Average Interest Rate
Revolving Credit Facility (a)	$1,500,000	$683	0.88%	$1,500,000	$683	0.88%
Blackstone Issued Senior Notes (b)
6.625%, Due 8/15/2019 (c)	—	—	—	585,000	585,000	6.63%
5.875%, Due 3/15/2021	400,000	400,000	5.88%	400,000	400,000	5.88%
4.750%, Due 2/15/2023	400,000	400,000	4.75%	400,000	400,000	4.75%
6.250%, Due 8/15/2042	250,000	250,000	6.25%	250,000	250,000	6.25%
5.000%, Due 6/15/2044	500,000	500,000	5.00%	500,000	500,000	5.00%
4.450%, Due 7/15/2045	350,000	350,000	4.45%	350,000	350,000	4.45%
2.000%, Due 5/19/2025	360,150	360,150	2.00%	315,510	315,510	2.00%
1.000%, Due 10/5/2026	720,300	720,300	1.00%	631,020	631,020	1.00%
3.150%, Due 10/2/2027	300,000	300,000	3.15%	—	—	—
4.000%, Due 10/2/2047	300,000	300,000	4.00%	—	—	—

	5,080,450	3,581,133	3.76%	4,931,530	3,432,213	4.37%
Blackstone Fund Facilities (d)	2,803	2,803	2.79%	2,793	2,793	2.32%
CLO Vehicles (e)	11,583,607	11,583,607	2.32%	5,506,976	5,506,976	2.02%

	$16,666,860	$15,167,543	2.54%	$10,441,299	$8,941,982	2.92%

(a)	Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of the Partnership, has a revolving credit facility (the “Credit Facility”) with Citibank, N.A., as Administrative Agent in the amount of $1.5 billion with a maturity date of August 31, 2021. Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee. Borrowings may also be made in U.K. sterling or euros, in each case subject to certain sub-limits. The Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee-earning assets under management, each tested quarterly. The Borrowing Outstanding at each date represent outstanding but undrawn letters of credit against the credit facility.
(b)

The Issuer, has issued long term borrowings in the form of senior notes (the “Notes”). The Notes are unsecured and unsubordinated obligations of the Issuer. The Notes are fully and unconditionally guaranteed, jointly and severally, by the Partnership, Blackstone Holdings (the “Guarantors”), and the Issuer. The guarantees are unsecured and unsubordinated obligations of the Guarantors. Transaction costs related to the issuance of the Notes have been deducted from the Note liability and are being amortized over the life of the Notes. The indentures include covenants, including limitations on the Issuer’s and the Guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indentures also provide for events of

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

default and further provide that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding Notes may declare the Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the Notes and any accrued and unpaid interest on the Notes automatically become due and payable. All or a portion of the Notes may be redeemed at the Issuer’s option in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the Notes. If a change of control repurchase event occurs, the holders of the Notes may require the Issuer to repurchase the Notes at a repurchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased plus any accrued and unpaid interest on the Notes repurchased to, but not including, the date of repurchase. Interest expense on the Notes was $200.4 million, $145.6 million and $136.5 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.
(c)	The Credit Available and Borrowing Outstanding are determined using the original $600 million par amount less $15 million attributable to these notes which were acquired but not retired by Blackstone during 2012. The entire amount of these bonds were retired in 2017.
(d)	Represents borrowing facilities for the various consolidated Blackstone Funds used to meet liquidity and investing needs. Certain borrowings under these facilities were used for bridge financing and general liquidity purposes. Other borrowings were used to finance the purchase of investments with the borrowing remaining in place until the disposition or refinancing event. Such borrowings have varying maturities and are rolled over until the disposition or a refinancing event. Because the timing of such events is unknown and may occur in the near term, these borrowings are considered short-term in nature. Borrowings bear interest at spreads to market rates. Borrowings were secured according to the terms of each facility and are generally secured by the investment purchased with the proceeds of the borrowing and/or the uncalled capital commitment of each respective fund. Certain facilities have commitment fees. When a fund borrows, the proceeds are available only for use by that fund and are not available for the benefit of other funds. Collateral within each fund is also available only against the borrowings by that fund and not against the borrowings of other funds.
(e)	Represents borrowings due to the holders of debt securities issued by CLO vehicles consolidated by Blackstone. These amounts are included within Loans Payable and Due to Affiliates within the Consolidated Statements of Financial Condition.

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

	December 31,
	2017		2016
Senior Notes	Carrying Value	Fair Value (a)	Carrying Value (b)	Fair Value (a)
6.625%, Due 8/15/2019 (c)	$—	$—	$607,121	$648,765
5.875%, Due 3/15/2021	398,514	438,320	398,105	447,600
4.750%, Due 2/15/2023	394,137	434,200	393,158	426,520
6.250%, Due 8/15/2042	238,019	328,200	237,830	285,450
5.000%, Due 6/15/2044	488,536	574,100	488,337	497,200
4.450%, Due 7/15/2045	343,925	372,575	343,816	322,525
2.000%, Due 5/19/2025	355,425	385,433	310,805	331,096
1.000%, Due 10/5/2026	709,871	711,440	620,750	598,270
3.150%, Due 10/2/2027	296,399	295,320	—	—
4.000%, Due 10/2/2047	289,989	296,940	—	—

Total	$3,514,815	$3,836,528	$3,399,922	$3,557,426

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
(b)	The carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct deduction from the related liability for all periods presented in accordance with amended guidance on simplifying the presentation of such costs.
(c)	The carrying and fair values are determined using the original $600 million par amount less $15 million attributable to these notes which were acquired but not retired by Blackstone during 2012.

Included within Loans Payable and Due to Affiliates within the Consolidated Statements of Financial Condition are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. Borrowings through the consolidated CLO vehicles consisted of the following:

	December 31,
	2017				2016
	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes	$10,689,240	2.35%		4.1	$5,124,241	2.17%		5.4
Subordinated Notes	894,367	(a	)	N/A	382,735	(a	)	N/A

	$11,583,607				$5,506,976

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Senior Secured Notes and Subordinated Notes comprise the following amounts:

	December 31,
	2017			2016
		Amounts Due to Non- Consolidated Affiliates			Amounts Due to Non- Consolidated Affiliates
	Fair Value	Borrowing Outstanding	Fair Value	Fair Value	Borrowing Outstanding	Fair Value
Senior Secured Notes	$10,595,652	$1,000	$996	$5,125,804	$—	$—
Subordinated Notes	743,554	53,400	40,390	345,594	10,000	7,748

	$11,339,206	$54,400	$41,386	$5,471,398	$10,000	$7,748

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of December 31, 2017 and 2016, the fair value of the consolidated CLO assets was $13.4 billion and $6.4 billion, respectively. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities.

As part of Blackstone’s borrowing arrangements, the Partnership is subject to certain financial and operating covenants. The Partnership was in compliance with all of its loan covenants as of December 31, 2017.

Scheduled principal payments for borrowings at December 31, 2017 are as follows:

	Operating Borrowings	Blackstone Fund Facilities / CLO Vehicles	Total Borrowings
2018	$—	$290,437	$290,437
2019	—	—	—
2020	—	540,225	540,225
2021	400,000	—	400,000
2022	—	—	—
Thereafter	3,180,450	10,755,747	13,936,197

Total	$3,580,450	$11,586,409	$15,166,859

14.	INCOME TAXES

The Income Before Provision for Taxes consists of the following:

	Year Ended December 31,
	2017	2016	2015
Income Before Provision for Taxes
U.S. Domestic Income	$3,955,351	$2,215,380	$1,754,969
Foreign Income	161,750	166,630	59,779

	$4,117,101	$2,382,010	$1,814,748

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Provision for Taxes consists of the following:

	Year Ended December 31,
	2017	2016	2015
Current
Federal Income Tax	$31,457	$32,383	$45,506
Foreign Income Tax	36,083	17,322	16,769
State and Local Income Tax	40,507	32,572	28,137

	108,047	82,277	90,412

Deferred
Federal Income Tax	613,518	42,042	80,307
Foreign Income Tax	(34)	363	(398)
State and Local Income Tax	21,616	7,680	20,077

	635,100	50,085	99,986

Provision for Taxes	$743,147	$132,362	$190,398

The following table summarizes Blackstone’s tax position:

	Year Ended December 31,
	2017	2016	2015
Income Before Provision for Taxes	$4,117,101	$2,382,010	$1,814,748
Provision for Taxes	$743,147	$132,362	$190,398
Effective Income Tax Rate	18.1%	5.6%	10.5%

The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

	Year Ended December 31,
	2017	2016	2015
Statutory U.S. Federal Income Tax Rate	35.0%	35.0%	35.0%
Income Passed Through to Common Unitholders and Non-Controlling Interest Holders (a)	-25.8%	-28.6%	-26.3%
State and Local Income Taxes	1.5%	1.3%	1.8%
Equity-Based Compensation	-0.1%	-0.2%	1.8%
Impact of the Tax Reform Bill	8.3%	—	—
Other	-0.8%	-1.9%	-1.8%

Effective Income Tax Rate	18.1%	5.6%	10.5%

(a)	Includes income that is not taxable to the Partnership and its subsidiaries. Such income is directly taxable to the Partnership’s unitholders and the non-controlling interest holders.

U.S. federal income tax reform legislation, known as the Tax Cuts and Jobs Act, was signed into law on December 22, 2017 (the “Tax Reform Bill”). In December 2017 the SEC staff issued guidance on accounting for the tax effects of the Tax Reform Bill. The guidance provides that the income tax effects of those aspects of the Tax Reform Bill for which the Partnership’s accounting for income taxes is complete must be reflected in the current period and allows for reporting provisional amounts during a measurement period until the evaluation is complete.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Partnership believes that the tax effects of the material provisions have been properly included in the consolidated financial statements at December 31, 2017.

The Tax Reform Bill reduces the corporate federal income tax rate from 35% to 21% effective January 1, 2018. Consequently, the Partnership has recorded a decrease related to the net deferred tax assets of $500.6 million with a corresponding net adjustment to deferred income tax expense of $500.6 million for the year ended December 31, 2017. The remeasurement was partially offset by $160.3 million tax benefit resulting from the $403.9 million reduction to the liability under the Tax Receivable Agreement resulting from the reduction of the federal income tax rate. The net impact to the effective tax rate was an 8.3% increase.

Further, the Tax Reform Bill includes a one-time deemed repatriation on undistributed foreign earnings and profits (referred to as the transition tax), which the Partnership believes is not material.

The Partnership continues to evaluate the provisions of the Tax Reform Bill that become effective January 1, 2018 and will impact future financial statement periods.

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	December 31,
	2017	2016
Deferred Tax Assets
Fund Management Fees	$9,938	$10,235
Equity-Based Compensation	54,699	68,642
Amortization and Depreciation	754,924	1,297,669
Net Operating Loss Carry Forward	8,885	17,969

Total Deferred Tax Assets	828,446	1,394,515

Deferred Tax Liabilities
Unrealized Gains from Investments	65,883	72,750
Other	36,593	35,296

Total Deferred Tax Liabilities	102,476	108,046

Net Deferred Tax Assets	$725,970	$1,286,469

As a result of the reduction in the corporate federal tax rate from 35% to 21% pursuant to the Tax Reform Bill, the net deferred tax assets were reduced by $500.6 million.

Future realization of tax benefits depends on the expectation of taxable income within a period of time that the tax benefits will reverse. The Partnership has recorded a significant deferred tax asset for the future amortization of tax basis intangibles acquired from the predecessor owners and current owners. The amortization period for these tax basis intangibles is 15 years; accordingly, the related deferred tax assets will reverse over the same period. The Partnership had a taxable loss of $43.2 million and $10.3 million for the years ended December 31, 2015 and 2016, respectively, of which $10.3 million was carried back and utilized against taxable income generated in the tax year ended December 31, 2014, $6.9 million will be utilized in the tax year ended December 31, 2017 and $36.3 million is available for carryforward to 2018. The Partnership has considered the 15 year amortization period for the tax

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

basis intangibles and the 20 year carryforward period for its taxable loss in evaluating whether it should establish a valuation allowance.

In evaluating its ability to utilize deferred tax assets, the Partnership considers projections of taxable income, beginning with historic results and incorporating assumptions of the amount of future pretax operating income. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates that the Partnership uses to manage its business. At this time, the Partnership’s projections of future taxable income that include the effects of originating and reversing temporary differences, including those for the tax basis intangibles, indicate that it is more likely than not that the benefits from the deferred tax asset will be realized. Therefore, the Partnership has determined that no valuation allowance is needed at December 31, 2017.

Currently, the Partnership does not believe it meets the indefinite reversal criteria that would cause the Partnership to not recognize a deferred tax liability with respect to its foreign subsidiaries. Where applicable, Blackstone will record a deferred tax liability for any outside basis difference of an investment in a foreign subsidiary.

Blackstone files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, Blackstone is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2017, Blackstone’s U.S. federal income tax returns for the years 2014 through 2016 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2013 through 2016. The City of New York is examining certain other subsidiaries’ tax returns for the years 2007 through 2014. The Income Tax Department of the Government of India is examining the tax returns of the Indian subsidiaries for the years 2008 and 2009. HM Revenue and Customs in the U.K. is examining certain U.K. subsidiaries’ tax returns for 2011. Blackstone believes that during 2018 certain tax audits have a reasonable possibility of being completed and does not expect the results of these audits to have a material impact on the consolidated financial statements.

Blackstone’s unrecognized tax benefits, excluding related interest and penalties, were:

	December 31,
	2017	2016	2015
Unrecognized Tax Benefits — January 1	$3,581	$15,698	$19,836
Additions based on Tax Positions Related to Current Year	—	902	1,031
Reductions for Tax Positions of Current Year	—	(851)	—
Additions for Tax Positions of Prior Years	11,167	—	—
Reductions for Tax Positions of Prior Years	(1,860)	(7,837)	(4,032)
Reductions for Tax Positions as a Result of a Lapse of the Applicable Statute of Limitations	—	(3,774)	—
Settlements	(1,382)	(357)	—
Exchange Rate Fluctuations	(52)	(200)	(1,137)

Unrecognized Tax Benefits — December 31	$11,454	$3,581	$15,698

If the above tax benefits were recognized, $11.4 million and $3.6 million for the years ended December 31, 2017 and 2016, respectively, would reduce the annual effective rate. Blackstone does not believe that it will have a material increase or decrease in its unrecognized tax benefits during the coming year.

The unrecognized tax benefits are recorded in Accounts Payable, Accrued Expense and Other Liabilities in the Consolidated Statements of Financial Condition.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone recognizes interest and penalties accrued related to unrecognized tax positions in General, Administrative and Other Expenses. During the years ended December 31, 2017, 2016 and 2015, $(0.4) million, $(4.1) million and $(0.4) million of interest expense were accrued (reversed), respectively. During the years ended December 31, 2017, 2016 and 2015, no penalties were accrued.

Other Income — Reduction of the Tax Receivable Agreement Liability

In 2017, the $403.9 million Reduction of the Tax Receivable Agreement Liability was primarily attributable to the reduction in the corporate federal tax rate from 35% to 21% pursuant to the Tax Reform Bill.

In 2015, the $82.7 million Reduction of the Tax Receivable Agreement Liability was primarily attributable to the October 1, 2015 spin-off of the financial advisory business.

15.	NET INCOME PER COMMON UNIT

Basic and diluted net income per common unit for the years ended December 31, 2017, 2016 and 2015 was calculated as follows:

	Year Ended December 31,
	2017	2016	2015
Net Income for Per Common Unit Calculations
Net Income Attributable to The Blackstone Group L.P., Basic	$1,470,830	$1,039,235	$709,789
Incremental Net Income from Assumed Exchange of Blackstone Holdings Partnership Units	—	828,244	524,353

Net Income Attributable to The Blackstone Group L.P., Diluted	$1,470,830	$1,867,479	$1,234,142

Units Outstanding
Weighted-Average Common Units Outstanding, Basic	665,453,198	649,475,264	634,337,179
Weighted-Average Unvested Deferred Restricted Common Units	793,648	1,445,277	2,993,398
Weighted-Average Blackstone Holdings Partnership Units	—	544,194,049	550,754,834

Weighted-Average Common Units Outstanding, Diluted	666,246,846	1,195,114,590	1,188,085,411

Net Income Per Common Unit, Basic	$2.21	$1.60	$1.12

Net Income Per Common Unit, Diluted	$2.21	$1.56	$1.04

Distributions Declared Per Common Unit (a)	$2.32	$1.66	$2.90

(a)	Distributions declared reflects the calendar date of the declaration for each distribution. The fourth quarter distribution, if any, for any fiscal year will be declared and paid in the subsequent fiscal year.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the anti-dilutive securities for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Weighted-Average Blackstone Holdings Partnership Units	533,982,613	—	—

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

During the years ended December 31, 2017, 2016 and 2015, no units were repurchased. As of December 31, 2017, the amount remaining available for repurchases under this program was $335.8 million.

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

For the years ended December 31, 2017, 2016 and 2015 the Partnership recorded compensation expense of $338.7 million, $323.7 million, and $629.6 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $47.1 million, $33.8 million, and $41.0 million, respectively.

As of December 31, 2017, there was $785.2 million of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 4.0 years.

Total vested and unvested outstanding units, including Blackstone common units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,200,759,045 as of December 31, 2017. Total outstanding unvested phantom units were 45,543 as of December 31, 2017.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

A summary of the status of the Partnership’s unvested equity-based awards as of December 31, 2017 and of changes during the period January 1, 2017 through December 31, 2017 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2016	34,568,726	$33.58	12,206,016	$24.65	40,460	$28.14
Granted	2,471,571	32.89	3,484,875	29.30	12,214	30.79
Vested	(6,632,473)	28.94	(6,268,037)	20.32	(4,708)	30.73
Forfeited	(384,635)	26.40	(402,880)	29.67	(3,770)	33.32

Balance, December 31, 2017	30,023,189	$35.26	9,019,974	$30.03	44,196	$31.85

Units Expected to Vest

The following unvested units, after expected forfeitures, as of December 31, 2017, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	25,832,787	3.8
Deferred Restricted Blackstone Common Units	7,926,153	1.9

Total Equity-Based Awards	33,758,940	3.4

Phantom Units	34,752	2.9

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

The fair values of deferred restricted common units have been derived based on the closing price of Blackstone’s common units on the date of the grant, multiplied by the number of unvested awards and expensed over the assumed service period, which ranges from 1 to 5 years. Additionally, the calculation of the compensation expense assumes forfeiture rates based upon historical turnover rates, ranging from 1.0% to 11.6% annually by employee class, and a per unit discount, ranging from $0.48 to $10.88.

The phantom units vest over the assumed service period, which ranges from 1 to 5 years. On each such vesting date, Blackstone delivered or will deliver cash to the holder in an amount equal to the number of phantom units held multiplied by the then fair market value of the Blackstone common units on such date. Additionally, the calculation of the compensation expense assumes forfeiture rates based upon historical turnover rates, ranging from 9.9% to 11.6% annually by employee class. Blackstone is accounting for these cash settled awards as a liability.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone paid $0.3 million, $0.2 million and $1.1 million to non-senior managing director employees in settlement of phantom units for the years ended December 31, 2017, 2016 and 2015, respectively.

Blackstone Holdings Partnership Units

The Partnership has granted deferred restricted Blackstone Holdings Partners Units to certain newly hired and pre-existing senior managing directors. Holders of deferred restricted Blackstone Holdings Partnership Units are not entitled to any voting rights.

The fair values of deferred restricted Blackstone Holdings Partnership Units have been derived based on the closing price of Blackstone’s common units on the date of the grant, multiplied by the number of unvested awards and expensed over the assumed service period, which ranges from 1 to 9 years. Additionally, the calculation of the compensation expense assumes a forfeiture rate of up to 10.0%, based on historical experience.

17.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Due from Affiliates and Due to Affiliates consisted of the following:

	December 31,
	2017	2016
Due from Affiliates
Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees Principally for Investments in Blackstone Funds	$410,877	$342,943
Amounts Due from Portfolio Companies and Funds	587,955	456,469
Management and Performance Fees Due from Non-Consolidated Funds	595,330	445,280
Payments Made on Behalf of Non-Consolidated Entities	355,767	196,134
Investments Redeemed in Non-Consolidated Funds of Hedge Funds	77,943	1,552
Accrual for Potential Clawback of Previously Distributed Carried Interest	1,112	—

	$2,028,984	$1,442,378

	December 31,
	2017	2016
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$715,734	$1,186,145
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	87,829	28,012
Distributions Received on Behalf of Blackstone Entities	38,789	80,034
Payments Made by Non-Consolidated Entities	51,249	19,833
Due to Note Holders of Consolidated CLO Vehicles	41,386	7,748
Accrual for Potential Repayment of Previously Received Performance Fees	2,171	—

	$937,158	$1,321,772

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties

The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance fee arrangements. As of December 31, 2017 and 2016, such investments aggregated $813.2 million and $740.3 million, respectively. Their share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $113.9 million, $79.7 million and $49.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Revenues Earned from Affiliates

Management and Advisory Fees, Net earned from affiliates totaled $161.2 million, $185.8 million and $210.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Fees relate primarily to transaction and monitoring fees which are negotiated in the ordinary course of fundraising and investment activities.

Loans to Affiliates

Loans to affiliates consist of interest bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $3.4 million, $1.4 million and $5.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Contingent Repayment Guarantee

Blackstone and its personnel who have received carried interest distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess carried interest allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Fees represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of December 31, 2017. See Note 18. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.

Aircraft and Other Services

In the normal course of business, Blackstone personnel make use of aircraft owned as personal assets by Stephen A. Schwarzman; an aircraft owned jointly as a personal asset by Hamilton E. James, Blackstone’s Executive Vice Chairman and a Director of Blackstone, and another senior managing director; an aircraft owned as a personal asset by Jonathan D. Gray, Blackstone’s President and Chief Operating Officer and a Director of Blackstone; and an aircraft owned jointly as a personal asset by Bennett J. Goodman, Co-Founder of GSO Capital and a Director of Blackstone, and another senior managing director (each such aircraft, “Personal Aircraft”). Mr. Schwarzman paid for his purchases of his Personal Aircraft himself. Mr. James paid for his interest in his jointly owned Personal Aircraft. Mr. Goodman paid for his interest in his jointly owned Personal Aircraft. Mr. Gray paid for his purchase of his Personal Aircraft himself. Mr. Schwarzman, Mr. James, Mr. Goodman and Mr. Gray respectively bear operating, personnel and maintenance costs associated with the operation of such Personal Aircraft. Payment by Blackstone for the use of the Personal Aircraft by Blackstone employees is made based on market rates.

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

As a result of the Tax Cuts and Jobs Act of 2017 that was signed into law on December 22, 2017, there was a reduction of $403.9 million of the tax receivable agreement liability due to the pre-IPO owners and others mentioned above. Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $715.7 million over the next 15 years. The after-tax net present value of these estimated payments totals $252.7 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above. Prior to December 31, 2017, payments totaling $76.3 million were made to certain pre-IPO owners and others mentioned above in accordance with the tax receivable agreement and related to tax benefits the Partnership received for the 2016 taxable year.

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

Commitments

Operating Leases

The Partnership leases office space under non-cancelable lease and sublease agreements, which expire on various dates through 2030. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord, and are recognized on a straight-line basis over the term of the lease agreement. Rent expense includes base contractual rent and variable costs such as building expenses, utilities, taxes and insurance. Rent expense for the years ended December 31, 2017, 2016 and 2015, was $104.7 million, $97.2 million and $112.0 million, respectively. At December 31, 2017 and 2016, the Partnership maintained irrevocable standby letters of credit and cash deposits as security for the leases of $8.9 million and $11.4 million, respectively. As of December 31, 2017, the aggregate minimum future payments, net of sublease income, required on the operating leases are as follows:

2018	$77,802
2019	72,441
2020	67,727
2021	77,615
2022	76,520
Thereafter	343,625

Total	$715,730

Investment Commitments

Blackstone had $2.4 billion of investment commitments as of December 31, 2017 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $170.5 million as of December 31, 2017 which includes $72.8 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $6.0 million as of December 31, 2017.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to Blackstone Group International Partners LLP. The amount guaranteed as of December 31, 2017 was $179.2 million.

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

The following table presents the clawback obligations by segment:

	December 31,
	2017			2016
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Credit	$1,059	$1,112	$2,171	$—	$—	$—

For Private Equity, Real Estate, and certain Credit Funds, a portion of the carried interest paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At December 31, 2017, $655.9 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

In the Credit segment, payment of carried interest to the Partnership by the majority of the stressed/distressed, mezzanine and credit alpha strategies funds are substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.

If, at December 31, 2017, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Carried Interest subject to potential clawback would be $6.2 billion, on an after tax basis where applicable, of which Blackstone Holdings is potentially liable for

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

$5.7 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.

19.	EMPLOYEE BENEFIT PLANS

The Partnership provides a 401(k) plan (the “Plan”) for eligible employees in the United States. Through December 31, 2016 for certain administrative employees who were eligible for participation in the Plan, the Partnership made a non-elective contribution of 2% of such employee’s annual compensation up to a maximum of one thousand six hundred dollars regardless of whether the employee made any elective contributions to the Plan. In addition, the Partnership also contributed 50% of certain eligible employee’s contribution to the Plan with a maximum matching contribution of one thousand six hundred dollars. As of January 1, 2017, the Partnership contributes 50% of certain eligible administrative employee’s contribution to the Plan with a maximum matching contribution of five thousand dollars. For the years ended December 31, 2017, 2016 and 2015, the Partnership incurred expenses of $3.7 million, $2.1 million and $2.0 million in connection with such Plan.

20.	REGULATED ENTITIES

The Partnership has a registered broker-dealer that is subject to the minimum net capital requirements of the SEC. This entity has continuously operated in excess of these requirements. The Partnership also has certain entities based in Australia, Hong Kong, Ireland, Japan, Luxembourg, Singapore and the United Kingdom, which are subject to the capital requirements of the Australian Securities and Investments Commission, the Hong Kong Securities and Futures Commission, the Central Bank of Ireland, the Japan Financial Services Agency, the Commission de Surveillance du Secteur Financier, the Monetary Authority of Singapore and the Financial Conduct Authority, respectively. These entities have continuously operated in excess of their regulatory capital requirements.

Certain other U.S. and non-U.S. entities are subject to various investment adviser, commodity pool operator and trader regulations. This includes a number of U.S. entities that are registered as investment advisers with the SEC.

The regulatory capital requirements referred to above may restrict the Partnership’s ability to withdraw capital from its entities. At December 31, 2017, $37.2 million of net assets of consolidated entities may be restricted as to the payment of cash dividends and advances to the Partnership.

21.	SEGMENT REPORTING

Blackstone transacts its primary business in the United States and substantially all of its revenues are generated domestically.

Blackstone conducts its alternative asset management businesses through four segments:

•

Private Equity — Blackstone’s Private Equity segment primarily comprises its management of flagship corporate private equity-funds, sector-focused corporate private equity funds, including energy-focused funds, a core private equity fund, an opportunistic investment platform, a secondary private equity fund of funds business, a multi-asset investment program for eligible high net worth investors and a capital markets services business.

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

•

Credit — Blackstone’s Credit segment consists principally of GSO Capital Partners LP (“GSO”), which is organized into performing credit strategies (which include mezzanine lending funds, middle market direct lending funds and other performing credit strategies), distressed strategies (which include credit alpha strategies, stressed/distressed funds and energy strategies), long only strategies (which consist of CLOs, closed end funds, commingled funds and separately managed accounts), Harvest (which invests in publicly traded master limited partnerships holding primarily midstream energy assets in the U.S.), and Blackstone Insurance Solutions (which partners with insurers to deliver customizable and diversified portfolios of Blackstone products across asset classes, as well as the option for full management of insurance companies’ investment portfolios).

These business segments are differentiated by their various sources of income. The Private Equity, Real Estate, Hedge Fund Solutions and Credit segments primarily earn their income from management fees and investment returns on assets under management.

Blackstone uses Economic Income as a key measure of value creation, a benchmark of its performance and in making resource deployment and compensation decisions across its four segments. Economic Income represents segment net income before taxes excluding transaction-related charges. Transaction-related charges arise from Blackstone’s IPO and certain long-term retention programs outside of annual deferred compensation and other corporate actions, including acquisitions. Transaction-related charges include certain equity-based compensation charges, the amortization of intangible assets and contingent consideration associated with acquisitions. Economic Income presents revenues and expenses on a basis that deconsolidates the investment funds Blackstone manages. Economic Net Income (“ENI”) represents Economic Income adjusted to include current period taxes. Taxes represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes and adjusted to exclude the tax impact of any divestitures.

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

Effective December 31, 2017, Total Segment measures have been redefined to eliminate inter-segment interest revenue and expense. This adjustment results in no change to Economic Income on a Total Segment basis, but results in changes to each segment’s Economic Income. All prior periods have been recast to reflect this adjustment.

Effective December 31, 2017, an insurance related multi-asset product in Blackstone’s Private Equity segment was reclassified to Blackstone’s Credit segment. All prior periods have been recast to reflect this reclassification.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables present the financial data for Blackstone’s four segments as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015.

	December 31, 2017 and the Year Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$724,818	$872,191	$516,048	$567,334	$2,680,391
Transaction, Advisory and Other Fees, Net	57,624	82,781	2,980	13,431	156,816
Management Fee Offsets	(18,007)	(15,934)	(93)	(32,382)	(66,416)

Total Management and Advisory Fees, Net	764,435	939,038	518,935	548,383	2,770,791

Performance Fees
Realized
Carried Interest	1,157,188	2,124,472	—	158,293	3,439,953
Incentive Fees	—	96,402	154,343	126,554	377,299
Unrealized
Carried Interest	(13,214)	(146,476)	4,806	54,233	(100,651)
Incentive Fees	—	569	2,965	(12,011)	(8,477)

Total Performance Fees	1,143,974	2,074,967	162,114	327,069	3,708,124

Investment Income (Loss)
Realized	154,837	255,903	9,074	16,380	436,194
Unrealized	(51,417)	(122,220)	41,012	1,419	(131,206)

Total Investment Income	103,420	133,683	50,086	17,799	304,988
Interest and Dividend Revenue	32,838	58,084	21,525	30,473	142,920
Other	(35,662)	(51,425)	(24,380)	(28,584)	(140,051)

Total Revenues	2,009,005	3,154,347	728,280	895,140	6,786,772

Expenses
Compensation and Benefits
Compensation	362,674	427,211	176,782	236,449	1,203,116
Performance Fee Compensation
Realized
Carried Interest	404,544	743,011	—	79,006	1,226,561
Incentive Fees	—	46,193	53,348	61,142	160,683
Unrealized
Carried Interest	71,095	13,688	1,786	18,803	105,372
Incentive Fees	—	(31)	1,111	(5,366)	(4,286)

Total Compensation and Benefits	838,313	1,230,072	233,027	390,034	2,691,446
Interest Expense	51,129	71,341	31,618	38,750	192,838
Other Operating Expenses	120,997	136,042	68,265	99,562	424,866

Total Expenses	1,010,439	1,437,455	332,910	528,346	3,309,150

Economic Income	$998,566	$1,716,892	$395,370	$366,794	$3,477,622

Segment Assets as of December 31, 2017	$6,369,491	$7,597,147	$2,107,502	$3,927,071	$20,001,211

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31, 2016 and the Year Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$555,593	$795,161	$521,736	$525,289	$2,397,779
Transaction, Advisory and Other Fees, Net	39,283	95,324	1,061	9,190	144,858
Management Fee Offsets	(34,810)	(7,322)	—	(37,512)	(79,644)

Total Management and Advisory Fees, Net	560,066	883,163	522,797	496,967	2,462,993

Performance Fees
Realized
Carried Interest	245,268	1,203,484	—	26,163	1,474,915
Incentive Fees	—	29,625	42,177	100,299	172,101
Unrealized
Carried Interest	425,691	(150,997)	504	206,043	481,241
Incentive Fees	—	39,527	785	9,417	49,729

Total Performance Fees	670,959	1,121,639	43,466	341,922	2,177,986

Investment Income (Loss)
Realized	73,377	122,712	(7,224)	11,004	199,869
Unrealized	(4,593)	(1,119)	15,462	10,671	20,421

Total Investment Income	68,784	121,593	8,238	21,675	220,290
Interest and Dividend Revenue	25,364	38,453	13,864	18,718	96,399
Other	20,458	16,523	8,157	9,574	54,712

Total Revenues	1,345,631	2,181,371	596,522	888,856	5,012,380

Expenses
Compensation and Benefits
Compensation	309,968	385,352	185,320	202,576	1,083,216
Performance Fee Compensation
Realized
Carried Interest	110,882	332,622	—	12,450	455,954
Incentive Fees	—	12,085	19,397	46,614	78,096
Unrealized
Carried Interest	163,937	44,775	181	103,945	312,838
Incentive Fees	—	16,872	292	3,970	21,134

Total Compensation and Benefits	584,787	791,706	205,190	369,555	1,951,238
Interest Expense	49,126	49,849	24,524	24,523	148,022
Other Operating Expenses	130,685	137,581	75,870	87,700	431,836

Total Expenses	764,598	979,136	305,584	481,778	2,531,096

Economic Income	$581,033	$1,202,235	$290,938	$407,078	$2,481,284

Segment Assets as of December 31, 2016	$6,493,236	$7,643,123	$2,160,688	$2,905,081	$19,202,128

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Year Ended December 31, 2015
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Financial Advisory	Total Segments
Segment Revenues
Management and Advisory Fees, Net
Base Management Fees	$502,640	$668,575	$524,386	$500,982	$—	$2,196,583
Transaction, Advisory and Other Fees, Net	46,819	110,577	317	6,371	297,732	461,816
Management Fee Offsets	(36,760)	(26,840)	171	(30,065)	—	(93,494)

Total Management and Advisory Fees, Net	512,699	752,312	524,874	477,288	297,732	2,564,905

Performance Fees
Realized
Carried Interest	1,474,987	1,634,733	—	96,156	—	3,205,876
Incentive Fees	—	17,153	68,197	109,396	—	194,746
Unrealized
Carried Interest	(717,955)	(680,542)	2,021	(198,820)	—	(1,595,296)
Incentive Fees	—	20,802	(8,084)	(19,967)	—	(7,249)

Total Performance Fees	757,032	992,146	62,134	(13,235)	—	1,798,077

Investment Income (Loss)
Realized	189,649	235,582	(12,741)	7,186	(868)	418,808
Unrealized	(116,338)	(231,889)	(1,435)	(16,258)	(39)	(365,959)

Total Investment Income (Loss)	73,311	3,693	(14,176)	(9,072)	(907)	52,849
Interest and Dividend Revenue	22,685	33,501	11,194	18,268	10,013	95,661
Other	5,854	(1,422)	200	5,171	(1,303)	8,500

Total Revenues	1,371,581	1,780,230	584,226	478,420	305,535	4,519,992

Expenses
Compensation and Benefits
Compensation	280,248	358,381	179,484	190,189	180,917	1,189,219
Performance Fee Compensation
Realized
Carried Interest	256,922	484,037	—	52,841	—	793,800
Incentive Fees	—	8,678	27,155	50,113	—	85,946
Unrealized
Carried Interest	(10,172)	(196,347)	823	(107,000)	—	(312,696)
Incentive Fees	—	8,817	(2,912)	(8,395)	—	(2,490)

Total Compensation and Benefits	526,998	663,566	204,550	177,748	180,917	1,753,779
Interest Expense	45,068	42,562	21,049	21,207	9,956	139,842
Other Operating Expenses	142,985	125,513	63,468	66,879	49,730	448,575

Total Expenses	715,051	831,641	289,067	265,834	240,603	2,342,196

Economic Income	$656,530	$948,589	$295,159	$212,586	$64,932	$2,177,796

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables reconcile the Total Segments to Blackstone’s Income Before Provision for Taxes for the years ended December 31, 2017, 2016 and 2015 along with Total Assets as of December 31, 2017 and 2016:

	December 31, 2017 and the Year Then Ended
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$6,786,772	$332,281	(a)	$7,119,053
Expenses	$3,309,150	$418,254	(b)	$3,727,404
Other Income	$—	$725,452	(c)	$725,452
Economic Income	$3,477,622	$639,479	(d)	$4,117,101
Total Assets	$20,001,211	$14,427,699	(e)	$34,428,910

	December 31, 2016 and the Year Then Ended
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$5,012,380	$113,454	(a)	$5,125,834
Expenses	$2,531,096	$397,478	(b)	$2,928,574
Other Income	$—	$184,750	(c)	$184,750
Economic Income	$2,481,284	$(99,274	)(d)	$2,382,010
Total Assets	$19,202,128	$7,201,209	(e)	$26,403,337

	Year Ended December 31, 2015
	Total Segments	Consolidation Adjustments and Reconciling Items		Blackstone Consolidated
Revenues	$4,519,992	$126,560	(a)	$4,646,552
Expenses	$2,342,196	$748,679	(b)	$3,090,875
Other Income	$—	$259,071	(c)	$259,071
Economic Income	$2,177,796	$(363,048	)(d)	$1,814,748

(a)	The Revenues adjustment represents management and performance fees earned from Blackstone Funds that were eliminated in consolidation to arrive at Blackstone consolidated revenues and non-segment related Investment Income (Loss), which is included in Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(c)	The Other Income adjustment results from the following:

	Year Ended December 31,
	2017	2016	2015
Fund Management Fees and Performance Fees Eliminated in Consolidation and Transactional Investment Loss	$(329,871)	$(65,849)	$(100,657)
Fund Expenses Added in Consolidation	137,433	7,329	48,239
Income Associated with Non-Controlling Interests of Consolidated Entities	511,245	250,129	231,045
Transaction-Related Other Income (Loss)	406,645	(6,859)	80,444

Total Consolidation Adjustments and Reconciling Items	$725,452	$184,750	$259,071

(d)	The reconciliation of Economic Income to Income Before Provision for Taxes as reported in the Consolidated Statements of Operations consists of the following:

	Year Ended December 31,
	2017	2016	2015
Economic Income	$3,477,622	$2,481,284	$2,177,796

Adjustments
Amortization of Intangibles	(48,297)	(84,466)	(104,530)
Transaction-Related Charges	176,531	(264,937)	(489,563)
Income Associated with Non-Controlling Interests of Consolidated Entities	511,245	250,129	231,045

Total Consolidation Adjustments and Reconciling Items	639,479	(99,274)	(363,048)

Income Before Provision for Taxes	$4,117,101	$2,382,010	$1,814,748

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

22.	SUBSEQUENT EVENTS

There have been no events since December 31, 2017 that require recognition or disclosure in the Consolidated Financial Statements.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

23.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017 (a)
Revenues	$1,940,723	$1,549,355	$1,746,777	$1,882,198
Expenses	929,650	885,112	903,760	1,008,882
Other Income	66,132	110,054	63,448	485,818

Income Before Provision for Taxes	$1,077,205	$774,297	$906,465	$1,359,134

Net Income	$1,019,768	$744,689	$846,953	$762,544

Net Income Attributable to The Blackstone Group L.P.	$461,825	$342,775	$384,642	$281,588

Net Income Per Common Unit
Common Units, Basic	$0.70	$0.52	$0.58	$0.42

Common Units, Diluted	$0.69	$0.51	$0.56	$0.42

Distributions Declared (b)	$0.47	$0.87	$0.54	$0.44

	Three Months Ended
	March 31, 2016 (c)	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$932,354	$1,192,426	$1,431,685	$1,569,369
Expenses	617,710	712,603	773,777	824,484
Other Income	19,142	30,703	61,395	73,510

Income Before Provision for Taxes	$333,786	$510,526	$719,303	$818,395

Net Income	$324,640	$463,111	$691,589	$770,308

Net Income Attributable to The Blackstone Group L.P.	$159,753	$198,626	$312,905	$367,951

Net Income Per Common Unit
Common Units, Basic	$0.23	$0.31	$0.48	$0.56

Common Units, Diluted	$0.23	$0.30	$0.47	$0.55

Distributions Declared (b)	$0.61	$0.28	$0.36	$0.41

(a)	The Tax Reform Bill enacted in the three months ended December 31, 2017 resulted in a reduction to the liability under the Tax Receivable Agreement of $403.9 million which is included in Other Income and a decrease in the deferred tax assets of $500.6 million which is a component of the Provision for Taxes. See Note 14. “Income Taxes”.
(b)	Distributions declared reflects the calendar date of the declaration of each distribution.
(c)	Blackstone adopted new GAAP stock compensation guidance for the three months ended June 30, 2016 and applied a modified retrospective approach as of January 1, 2016. Adoption changed Provision for Taxes, Net Income, Net Income Attributable to The Blackstone Group L.P. and the number of GAAP Weighted Average Units Outstanding – Diluted for the quarter ended March 31, 2016. Such amounts have been recast here from the amounts originally reported for the quarter ended March 31, 2016.

ITEM 8A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	December 31, 2017
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$1,992,497	$—	$—	$1,992,497
Cash Held by Blackstone Funds and Other	345,668	1,583,863	—	1,929,531
Investments	12,087,525	13,093,670	(747,146)	24,434,049
Accounts Receivable	416,215	470,947	—	887,162
Due from Affiliates	2,010,713	47,325	(29,054)	2,028,984
Intangible Assets, Net	409,828	—	—	409,828
Goodwill	1,778,192	—	—	1,778,192
Other Assets	234,603	8,094	—	242,697
Deferred Tax Assets	725,970	—	—	725,970

Total Assets	$20,001,211	$15,203,899	$(776,200)	$34,428,910

Liabilities and Partners’ Capital
Loans Payable	$3,514,815	$11,300,621	$—	$14,815,436
Due to Affiliates	852,123	339,138	(254,103)	937,158
Accrued Compensation and Benefits	2,630,019	—	—	2,630,019
Securities Sold, Not Yet Purchased	64,473	89,907	—	154,380
Repurchase Agreements	—	118,840	—	118,840
Accounts Payable, Accrued Expenses and Other Liabilities	477,615	1,565,907	—	2,043,522

Total Liabilities	7,539,045	13,414,413	(254,103)	20,699,355

Redeemable Non-Controlling Interests in Consolidated Entities	22,000	188,944	—	210,944

Partners’ Capital
Partners’ Capital	6,671,181	378,030	(378,846)	6,670,365
Accumulated Other Comprehensive Income	(34,836)	—	818	(34,018)
Non-Controlling Interests in Consolidated Entities	2,174,705	1,222,512	(144,069)	3,253,148
Non-Controlling Interests in Blackstone Holdings	3,629,116	—	—	3,629,116

Total Partners’ Capital	12,440,166	1,600,542	(522,097)	13,518,611

Total Liabilities and Partners’ Capital	$20,001,211	$15,203,899	$(776,200)	$34,428,910

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

Blackstone / GSO Global Dynamic Credit USD Feeder Fund (Ireland)

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

No change in our internal control over financial reporting (as such term is defined in Rules 13a — 15(f) and 15d — 15(f) under the Exchange Act) occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of Blackstone’s internal control over financial reporting as of December 31, 2017 based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that Blackstone’s internal control over financial reporting as of December 31, 2017 was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited Blackstone’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of Blackstone’s internal control over financial reporting as of December 31, 2017, which is included herein.

ITEM 9B.	OTHER INFORMATION

See “Item 11. Executive Compensation — Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2017 — Schwarzman Founding Member Agreement” for a discussion of the amendment and restatement of our founding member agreement with Mr. Schwarzman.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of Blackstone Group Management L.L.C.

The directors and executive officers of Blackstone Group Management L.L.C. as of the date of this filing, are:

Name	Age	Position
Stephen A. Schwarzman	71	Founder, Chairman and Chief Executive Officer and Director
Hamilton E. James	67	Executive Vice Chairman and Director
J. Tomilson Hill	69	Vice Chairman and Director
Bennett J. Goodman	60	Co-Founder of GSO Capital Partners and Director
Jonathan D. Gray	48	President, Chief Operating Officer and Director
Michael S. Chae	49	Chief Financial Officer
John G. Finley	61	Chief Legal Officer
Joan Solotar	53	Senior Managing Director — Head of Private Wealth Solutions and External Relations
James W. Breyer	56	Director
Rochelle B. Lazarus	70	Director
Jay O. Light	76	Director
The Right Honorable Brian Mulroney	78	Director
William G. Parrett	72	Director

Stephen A. Schwarzman is the Chairman and Chief Executive Officer of Blackstone and the Chairman of the board of directors of our general partner. Mr. Schwarzman was elected Chairman of the board of directors of our general partner effective March 20, 2007. He also sits on the firm’s Management Committee. Mr. Schwarzman is a founder of Blackstone and has been involved in all phases of the firm’s development since its founding in 1985. Mr. Schwarzman began his career at Lehman Brothers, where he was elected Managing Director in 1978. He was engaged principally in the firm’s mergers and acquisitions business from 1977 to 1984, and served as Chairman of the firm’s Mergers & Acquisitions Committee in 1983 and 1984. Mr. Schwarzman is an active philanthropist with a history of supporting education and schools. Whether in business or in philanthropy, he has always attempted to tackle big problems and find transformative solutions. In 2015, Mr. Schwarzman donated $150 million to Yale University to establish the Schwarzman Center, a first-of-its-kind campus center in Yale’s historic “Commons” building. In 2013, he founded an international scholarship program, “Schwarzman Scholars,” at Tsinghua University in Beijing to educate future leaders about China. At $500 million, the program is modeled on the Rhodes Scholarship and is the single largest philanthropic effort in China’s history coming largely from international donors. Mr. Schwarzman currently maintains his position as Co-Chair of the Board of Trustees of Schwarzman Scholars. In 2007, Mr. Schwarzman donated $100 million to the New York Public Library on whose board he serves. Mr. Schwarzman is a member of The Council on Foreign Relations, The Business Council, The Business Roundtable, and The International Business Council of the World Economic Forum. He is co-chair of the Partnership for New York City and serves on the boards of The Asia Society and New York Presbyterian Hospital, as well as on The Advisory Board of the School of Economics and Management at Tsinghua University, Beijing. He is a Trustee of The Frick Collection in New York City and Chairman Emeritus of the board of directors of The John F. Kennedy Center for the Performing Arts. In 2007, Mr. Schwarzman was included in TIME’s “100 Most Influential People.” In 2016, he topped Forbes Magazine’s list of the most influential people in finance. The Republic of France has awarded Mr. Schwarzman the Légion d’Honneur and the Ordre des Arts et des Lettres at the Commandeur level. Mr. Schwarzman is one of the only Americans to receive both awards recognizing significant contributions to France. He is also the former Chairman of the President’s Strategic and Policy Forum, charged with providing direct input to the President of the United States from business leaders through a non-partisan, non-bureaucratic exchange of ideas. Mr. Schwarzman holds a BA from Yale University and an MBA from Harvard Business School. He has served as an adjunct professor at the Yale School of Management and on the Harvard Business School Board of Dean’s Advisors.

Hamilton E. James is Executive Vice Chairman of Blackstone and a member of the board of directors of our general partner. Mr. James was elected to the board of directors of our general partner effective March 20, 2007. He is also a member of Blackstone’s Management Committee and previously served as President and Chief Operating Officer of Blackstone. Prior to joining Blackstone in 2002, Mr. James was Chairman of Global Investment Banking and Private Equity at Credit Suisse First Boston and a member of its executive board. Prior to the acquisition of Donaldson, Lufkin & Jenrette, Inc. (“DLJ”) by Credit Suisse First Boston in 2000, Mr. James was the Chairman of DLJ’s Banking Group, responsible for all the firm’s investment banking and merchant banking activities. Mr. James joined DLJ in 1975 as an Investment Banking associate. He became head of DLJ’s global mergers and acquisitions group in 1982, founded DLJ Merchant Banking, Inc. in 1985, and was named Chairman of the Banking Group in 1995. Mr. James is the Chairman of the Board of Directors of Costco Wholesale Corporation and has served on a number of other corporate boards. Mr. James is a Trustee of The Metropolitan Museum of Art, member of The Boards of Trustees of Mount Sinai Health System, member of The Center for American Progress Board of Trustees, Vice Chairman of Trout Unlimited’s Coldwater Conservations Fund, Vice Chairman of the Board of Trustees of the Wildlife Conservation Society, Advisory Board Member of The Montana Land Reliance and Chairman Emeritus of the Board of Trustees of American Ballet Theatre. He is also a former member of the President’s Export Council and a former Commissioner of The Port Authority of New York and New Jersey. In 2018, Mr. James co-authored the second edition of Rescuing Retirement: A Plan to Guarantee Retirement Security for All Americans, a book proposing a solution to America’s looming retirement crisis. The first edition was published in 2016. Mr. James graduated magna cum laude with a BA from Harvard College in 1973 and was a John Harvard Scholar. He earned an MBA with high distinction from the Harvard Business School and graduated as a Baker Scholar in 1975.

J. Tomilson Hill is the Chairman of the Hedge Fund Solutions group and Vice Chairman of Blackstone and has been a member of the board of directors of our general partner since March 20, 2007. He also sits on Blackstone’s Management Committee. Mr. Hill served as President and CEO of the Hedge Fund Solutions group from 2000 to January 2018; he maintains strong relationships with BAAM’s investor base and hedge fund relationships, provides ongoing strategic advice to the senior management team and remains active in minority interest investments in hedge fund managers. Mr. Hill also previously served as Co-Head of Blackstone’s Corporate and Mergers and Acquisitions Advisory group. He is a member of the board of directors of Patria Investment Limited. Before joining Blackstone in 1993, Mr. Hill began his career at First Boston, later becoming one of the Co-Founders of its Mergers & Acquisitions Department. After running the Mergers & Acquisitions Department at Smith Barney, he joined Lehman Brothers as a partner in 1982, serving as Co-Head and subsequently Head of Investment Banking. Later, he served as Co-Chief Executive Officer of Lehman Brothers and Co-President and Co-COO of Shearson Lehman Brothers Holding Inc. Mr. Hill is a graduate of Harvard College and the Harvard Business School. He is a member of the Council on Foreign Relations where he is Chairman Emeritus of the Investment Committee and serves on the Council’s board of directors, and is a member of the board of directors of Lincoln Center Theater, where he is Chairman Emeritus. He is Chairman Emeritus of the Hirshhorn Museum and Sculpture Garden in Washington, D.C. He currently serves on the Investment Committee of the Smithsonian Institution and on the board of The Metropolitan Museum of Art, the Telluride Foundation, the Advantage Testing Foundation, the Friends of the High Line, and Our Lady Queen of Angels School, a parochial school (K-8th grade) in Spanish Harlem. He is a member of the Advisory Board of Christie’s and a member of the board of directors of First Eagle Investment Management, Hamilton Insurance Group, Limited and Advantage Testing, Inc.

Bennett J. Goodman is a Co-Founder of GSO and a member of the board of directors of our general partner. Mr. Goodman was elected to the board of directors of our general partner effective February 24, 2015. He also sits on the firm’s Management Committee. Since joining Blackstone in 2008, Mr. Goodman has focused on the management of GSO, which is Blackstone’s credit investment platform with $138.1 billion of assets under management in various direct lending strategies, leveraged loan vehicles and distressed investment funds. Before co-founding GSO in 2005, Mr. Goodman was the Managing Partner of the Alternative Capital Division of Credit Suisse. Mr. Goodman joined Credit Suisse in November 2000 when it acquired DLJ where he was Global Head of Leveraged Finance. Mr. Goodman joined DLJ in February of 1988 as the founder of the High Yield Capital Markets Group. Prior to joining DLJ, Mr. Goodman worked in the high yield business at Drexel Burnham Lambert from 1984 to 1988. Mr. Goodman is currently on the board of directors of Lincoln Center and the Central Park

Conservancy. Mr. Goodman received Institutional Investor’s 2012 Money Manager of The Year Award and the 2004 Lifetime Achievement Award from Euromoney Magazine for his career achievements in the global capital markets. He graduated from Lafayette College and the Harvard Business School.

Jonathan D. Gray is President and Chief Operating Officer of Blackstone and a member of the board of directors of our general partner. Mr. Gray was elected to the board of directors of our general partner effective February 24, 2012. He also sits on the firm’s Management Committee and previously served as Global Head of Real Estate. Since joining Blackstone in 1992, Mr. Gray has helped build the largest real estate platform in the world with $115.3 billion in investor capital under management. Mr. Gray currently serves as Chairman of the board of directors of Hilton Worldwide Holdings Inc. and Nevada Property 1 LLC (The Cosmopolitan of Las Vegas). He is also a member of the board of directors of Invitation Homes Inc. Mr. Gray also previously served as a board member of Brixmor Property Group Inc. and La Quinta Holdings Inc. He also serves on the board of Harlem Village Academies and Trinity School. Mr. Gray and his wife, Mindy, established the Basser Center for BRCA at the University of Pennsylvania School of Medicine focused on the prevention and treatment of certain genetically caused cancers. Mr. Gray received a BS in Economics from the Wharton School, as well as a BA in English from the College of Arts and Sciences at the University of Pennsylvania.

Michael S. Chae is Blackstone’s Chief Financial Officer and a member of the firm’s Management Committee. Mr. Chae has management responsibility over the firm’s global finance, treasury, technology and corporate development functions. Since joining Blackstone in 1997, Mr. Chae has served in a broad range of leadership roles including Head of International Private Equity, from 2012 through 2015, Head of Private Equity for Asia/Pacific, from 2011 through 2015, and overseeing Private Equity investments in various sectors and the investment process for Tactical Opportunities. Mr. Chae led or was involved in numerous Blackstone investments over that time period. Before joining Blackstone, Mr. Chae worked at The Carlyle Group, L.P. and prior to that with Dillon, Read & Co. Mr. Chae received an AB from Harvard College, an MPhil. in International Relations from Cambridge University and a JD from Yale Law School. He has served on numerous boards of private and publicly traded portfolio companies. Mr. Chae is President of the Board of Trustees of the Lawrenceville School and a member of the Council on Foreign Relations and the Board of Trustees of the Asia Society and the St. Bernard’s School.

John G. Finley is Chief Legal Officer of Blackstone and a member of the firm’s Management Committee. Before joining Blackstone in 2010, Mr. Finley had been a partner with Simpson Thacher & Bartlett for 22 years where he was a member of that law firm’s Executive Committee and Head of Global Mergers & Acquisitions. Mr. Finley is a member of the Advisory Board of the Harvard Law School Program on Corporate Governance, the National Advisory Board of the Netter Center for Community Partnerships of the University of Pennsylvania and the Board of Advisors of the University of Pennsylvania Institute of Law and Economics. He is also a guest lecturer at Harvard Law School and Penn Law School. He has served on the Committee of Securities Regulation of the New York State Bar Association, the Board of Advisors of the Knight-Bagehot Fellowship in Economics and Business Journalism at Columbia University and as a Trustee of the Jewish Board of Family and Children Services. He has also served as Chairman of the Annual International Mergers & Acquisitions Conference of the International Bar Association. Mr. Finley received a BS in Economics from the Wharton School of the University of Pennsylvania, a BA in History from the College of Arts and Sciences of the University of Pennsylvania, and a JD from Harvard Law School.

Joan Solotar is a Senior Managing Director, Head of Private Wealth Solutions and External Relations and a member of the firm’s Management Committee. Ms. Solotar oversees the firm’s Private Wealth Solutions business, which delivers solutions to institutional and high net worth clients. Additionally, she manages global shareholder relations and public affairs. Before joining Blackstone in 2007, Ms. Solotar was with Bank of America Securities where she was a Managing Director and Head of Equity Research. Prior to joining Bank of America, she was a consistently highly ranked Institutional Investor “All-American Research Team” financial services analyst at DLJ and Credit Suisse First Boston as a Managing Director. Ms. Solotar chairs the board of directors of Blackstone’s Charitable Foundation and is Chairman of the Board of Trustees of the East Harlem Tutorial Program and the East Harlem Scholars Academies. She is the author of a Harvard Business Review article entitled “Truths for our

Daughters,” as well as “Truths from my Daughter.” Ms. Solotar received a BS in Management Information Systems at the State University of New York at Albany and an MBA in Finance at New York University.

James W. Breyer is a member of the board of directors of our general partner. Mr. Breyer was elected to the board of directors of our general partner effective July 14, 2016. Mr. Breyer is the Founder and Chief Executive Officer of Breyer Capital, a global venture capital firm based in Menlo Park, California. Mr. Breyer has been an investor in over 40 consumer internet/technology companies that have completed successful public offerings or mergers. He served as Partner at Accel Partners from 1990 to 2016 and Managing Partner from 1995 to 2011. Mr. Breyer also has a long record of investing in China and partnering with Chinese entrepreneurs, including through Breyer Capital’s partnership with IDG Capital, a technology venture capital firm based in Beijing, where Mr. Breyer currently plays the leading outside strategy advisory role. Mr. Breyer currently serves on the board of directors of Twenty-First Century Fox, Inc. and previously served on the board of directors of Facebook, Inc. from 2005 to 2013, Etsy, Inc. from 2008 to 2016, Dell, Inc. from 2009 to 2013, and Wal-Mart Stores, Inc. from 2001 to 2013, as well as a number of other prominent technology and media companies. Mr. Breyer has been ranked #1 on Forbes’ Midas List of top technology investors multiple times and is former Chairman of the National Venture Capital Association and former President of the Western Association of Venture Capitalists. Mr. Breyer is a fellow of Harvard Corporation, member of Harvard Business School’s Board of Dean’s Advisors and Harvard University’s Global Advisory Council, a founding member of the Dean’s Advisory Board of Stanford University’s School of Engineering and Chairman of the Advisory Board of the Tsinghua University School of Economics and Management in Beijing. Mr. Breyer is also a Trustee of the San Francisco Museum of Modern Art, the Metropolitan Museum of Art and the American Film Institute, and is actively involved in the Environmental Defense Fund and Stanford’s Center for Philanthropy and Civil Society.

Rochelle B. Lazarus is a member of the board of directors of our general partner. Ms. Lazarus was elected to the board of directors of our general partner effective July 9, 2013. Ms. Lazarus is Chairman Emeritus of Ogilvy & Mather and served as Chairman of that company from 1997 to June 2012. Prior to becoming Chief Executive Officer and Chairman, she also served as president of O&M Direct North America, Ogilvy & Mather New York, and Ogilvy & Mather North America. Ms. Lazarus currently serves on the boards of Merck & Co., Inc., General Electric (where she chairs the Governance and Public Affairs Committee), the Financial Industry Regulatory Authority (FINRA), World Wildlife Fund, Defense Business Board, Lincoln Center for the Performing Arts and the Partnership for New York City. She is a trustee of the New York Presbyterian Hospital and is a member of the Board of Overseers of Columbia Business School. She is also a member of the Council on Foreign Relations and The Women’s Forum, Inc.

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

William G. Parrett is a member of the board of directors of our general partner. Mr. Parrett was elected to the board of directors of our general partner effective November 9, 2007. Until May 31, 2007, Mr. Parrett served as the Chief Executive Officer of Deloitte Touche Tohmatsu. Certain of the member firms of Deloitte Touche Tohmatsu or their subsidiaries and affiliates provide professional services to Blackstone or its affiliates. Mr. Parrett co-founded the Global Financial Services Industry practice of Deloitte and served as its first Chairman. Mr. Parrett is a member of the board of directors of Thermo Fisher Scientific Inc., where he chairs the audit committee and is a member of the compensation committee, and Eastman Kodak Company, where he chairs the audit committee. Mr. Parrett is also a member of the board of directors of UBS AG, where he chairs the audit committee and is a member of the corporate culture and responsibility and compensation committees, and Chairman of the Board of Directors of UBS Americas Holding LLC. In addition, Mr. Parrett is Chairman of the board of directors of Conduent Inc., where he is a member of the governance and finance committees. Mr. Parrett is a member of the Board of Trustees of Carnegie Hall, a Senior Trustee of the United States Council for International Business and a past Chairman of the Board of Trustees of United Way Worldwide. Mr. Parrett is a Certified Public Accountant with an active license.

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

Audit Committee. The audit committee consists of Messrs. Parrett (Chairman), Breyer and Light and Ms. Lazarus. The purpose of the audit committee is, among other things, to assist the board of directors of Blackstone Group Management L.L.C. in fulfilling its responsibility with respect to its oversight of (a) the quality and integrity of our financial statements, (b) our compliance with legal and regulatory requirements, (c) our independent auditor’s qualification, independence and performance, and (d) the performance of our internal audit function. The audit committee’s responsibilities also include reviewing with management, the independent auditors and internal audit, the areas of material risk to our operations and financial results, including major financial risks and exposures and our guidelines and policies with respect to risk assessment and risk management. The members of the audit committee meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the New York Stock Exchange listing standards and SEC rules applicable to audit committees. The board of directors of our general partner has determined that Mr. Parrett is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. Mr. Parrett serves on the audit committees of four public companies, including Blackstone. The board of directors of our general partner determined at its January 2018 meeting that upon consideration of all relevant facts and circumstances known to the board of directors, Mr. Parrett’s simultaneous service on the audit committees of four public companies does not impair his ability to effectively serve on the audit committee of the board of directors of our general partner. The audit committee has a charter, which is available on our website at http://ir.blackstone.com under “Corporate Governance.”

Conflicts Committee. The conflicts committee consists of Messrs. Parrett (Chairman), Breyer and Light and Ms. Lazarus. The conflicts committee reviews specific matters that our general partner’s board of directors believes may involve conflicts of interest. The conflicts committee determines if the resolution of any conflict of interest submitted to it is fair and reasonable to the Partnership. Any matters approved by the conflicts committee are conclusively deemed to be fair and reasonable to us and not a breach by us of any duties we may owe to our common unitholders. In addition, the conflicts committee may review and approve any related person transactions, other than those that are approved pursuant to our related person policy, as described under “—Item 13. Certain Relationships and Related Transactions, and Director Independence,” and may establish guidelines or rules to cover specific categories of transactions. The members of the conflicts committee meet the independence standards for service on an audit committee of a board of directors pursuant to federal and New York Stock Exchange rules relating to corporate governance matters.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the executive officers and directors of our general partner, and persons who own more than ten percent of a registered class of the Partnership’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish the Partnership with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2017, such persons complied with all such filing requirements.

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

Personal Investment Obligations. As part of our compensation philosophy and program, we require our named executive officers to personally invest their own capital in and alongside the funds that we manage. We believe that this strengthens the alignment of interests between our executive officers and the investors in those investment funds. (See “— Item 13. Certain Relationships and Related Transactions, and Director Independence — Investment in or Alongside Our Funds.”) In determining compensation for our named executive officers, we do not take into account the gains or losses attributable to the personal investments by our named executive officers in our investment funds.

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

Named Executive Officers

In 2017, our named executive officers were:

Executive	Title
Stephen A. Schwarzman	Chairman and Chief Executive Officer
Hamilton E. James	Executive Vice Chairman
J. Tomilson Hill	Vice Chairman
Michael S. Chae	Chief Financial Officer
Joan Solotar	Senior Managing Director — Head of Multi-Asset Investing and External Relations

Compensation Elements for Named Executive Officers

The key elements of the compensation of the named executive officers listed in the tables below for 2017 were base compensation, which is composed of base salary, cash bonus and equity-based compensation, and performance compensation, which is composed of carried interest and incentive fee allocations:

1. Base Salary. Each named executive officer received a $350,000 annual base salary in 2017, which equals the total yearly partnership drawings that were received by each of our senior managing directors prior to our initial public offering in 2007. In keeping with historical practice, we continue to pay this amount as a base salary.

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

Each of our named executive officers other than Mr. Schwarzman received annual cash bonus payments in 2017 in addition to their base salary. These cash payments included participation interests in the earnings of the firm’s various investment businesses. Mr. Hill, who has primary responsibility for Hedge Fund Solutions, our funds of hedge funds operation, received a majority of his cash payments based upon the performance of that business. Indicative participation interests for each year were disclosed to a named executive officer at the beginning of such year and represented estimates of the expected percentage participation that such named executive officer may have had in the relevant business unit(s)’ earnings for that same year. However, the ultimate cash payments paid to the named executive officers at the end of the year in respect of their participation interests were determined in the discretion of Mr. Schwarzman and Mr. James, as described below. Earnings for a business unit are calculated based on the annual operating income of that business unit and are generally a function of the performance of such business unit, which is evaluated by Mr. Schwarzman and subject to modification by the firm in its sole discretion. The ultimate cash payment amounts were based on (a) the prior and anticipated performance of the named executive officer, (b) the prior and anticipated performance of the segments and product lines in which the officer serves and for which he has responsibility, and (c) the estimated participation interests given to the officer at the beginning of the year in respect of the investments to be made in that year. We make annual cash bonus payments in the first quarter of the ensuing year to reward individual performance for the prior year. The ultimate cash payments that are made are fully discretionary as further discussed below under “— Determination of Incentive Compensation.”

For 2017, all employees other than Mr. Schwarzman and Mr. James were deemed eligible to participate in the Deferred Compensation Plan. The Deferred Compensation Plan provides for the deferral of a portion of each participant’s annual cash bonus payment. The portion deferred is prescribed under the Deferred Compensation Plan and is subject to certain adjustments, including reductions for mandatory contributions to our investment funds. By deferring a portion of a participant’s compensation for three years, the Deferred Compensation Plan acts as an employment retention mechanism and thereby enhances the alignment of interests between such participant and the firm. Many asset managers that are public companies utilize deferred compensation plans as a means of retaining and motivating their professionals, and we believe that it is in the interest of our common unitholders to do the same for our personnel.

On January 17, 2018, Messrs. Hill and Chae and Ms. Solotar each received a deferral award under the Deferred Compensation Plan of deferred restricted common units in respect of their service in 2017. The amount of each participant’s annual cash bonus payment deferred under the Deferred Compensation Plan is calculated pursuant to a deferral rate table using the participant’s total annual incentive compensation, which generally includes such participant’s annual cash bonus payment and any incentive fees earned in connection with our investment funds and is subject to certain adjustments, including reductions for mandatory contributions to our investment funds. The percentage of the named executive officer’s 2017 annual cash bonus payment mandatorily deferred into deferred restricted common units was approximately 31.1% for Mr. Hill, 0.4% for Mr. Chae and 29.5% for Ms. Solotar. These awards are reflected as stock awards for fiscal 2017 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2017 table.

3. Discretionary Equity Awards. In January 2017, Mr. Hill and Ms. Solotar were each awarded a discretionary award of 45,785 and 30,523 deferred restricted Blackstone Holdings Partnership Units, respectively. These awards reflected 2016 performance and were also intended to further promote retention and to incentivize future performance. The awards were granted under the 2007 Equity Incentive Plan on July 1, 2017, subject to the named executive officer’s continued employment through such date. These awards have the same vesting and other terms as the discretionary awards granted to Mr. Hill and Ms. Solotar in 2016 in respect of 2015 performance and in 2015 in respect of 2014 performance, which terms are described under the caption “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2017 — Terms of Blackstone Holdings Partnership Units

Granted in 2017 and Prior Years” below. These awards are reflected as stock awards for fiscal 2017 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2017 table.

In January 2018, Mr. Hill and Ms. Solotar were each awarded a discretionary award of deferred restricted Blackstone Holdings Partnership Units with a value of $7,500,000 and $1,000,000, respectively. These awards reflected 2017 performance and, with respect to Ms. Solotar, the award is also intended to further promote retention and to incentivize future performance. The awards will be granted under the 2007 Equity Incentive Plan and are expected to be granted on July 1, 2018, subject to the named executive officer’s continued employment through such date. The awards will have the same vesting and other terms as the discretionary awards granted in 2017 in respect of 2016 performance. These awards will be reflected as stock awards for fiscal 2018 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2018 table.

4. Participation in Performance Fees. During 2017, all of our named executive officers participated in the carried interest of our carry funds or the incentive fees of our funds that pay incentive fees through their participation interests in the carry or incentive fee pools generated by these funds. The carry or incentive fee pool with respect to each fund in a given year is funded by a fixed percentage of the total amount of carried interest or incentive fees earned by Blackstone for such fund in that year. We refer to these pools and employee participation therein as our “Performance Plans” and payments made thereunder as “performance payments.” Because the aggregate amount of performance payments payable through our Performance Plans is directly tied to the performance of the funds, we believe this fosters a strong alignment of interests between the investors in those funds and these named executive officers, and therefore benefits our unitholders. In addition, most alternative asset managers, including several of our competitors, use participation in carried interest or incentive fees as a central means of compensating and motivating their professionals, and we believe that we must do the same in order to attract and retain the most qualified personnel. For purposes of our financial statements, we are treating the income allocated to all our personnel who have participation interests in the carried interest or incentive fees generated by our funds as compensation, and the amounts of carried interest and incentive fees earned by named executive officers are reflected as “All Other Compensation” in the Summary Compensation Table. Distributions in respect of our Performance Plans for each named executive officer are determined on the basis of the percentage participation in the relevant investments previously allocated to that named executive officer, which percentage participations are established in January of each year in respect of the investments to be made in that year. The percentage participation for a named executive officer may vary from year to year and fund to fund due to several factors, and may include changes in the size and composition of the pool of Blackstone personnel participating in such Performance Plan in a given year, the performance of our various businesses, new developments in our businesses and product lines, and the named executive officer’s leadership and oversight of the business or corporate function for which the named executive officer is responsible and such named executive officer’s contributions with respect to our strategic initiatives and development. In addition, certain of our employees, including our named executive officers, may participate in profit sharing initiatives whereby these individuals may receive allocations of investment income from Blackstone’s firm investments. Our employees, including our named executive officers, may also receive equity awards in our investment advisory clients and/or be allocated securities of such clients that we have received.

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

(c) Investment Advisory Client Interests. BXMT is an investment advisory client of Blackstone. Compensation we receive from investment advisory clients in the form of securities may be allocated to employees and senior managing directors. For example, in 2017, Messrs. Schwarzman, James and Chae and Ms. Solotar were allocated restricted shares of listed common stock of BXMT in connection with investment advisory services provided by Blackstone to BXMT. The value of these allocated restricted shares is reflected as “All Other Compensation” in the Summary Compensation Table.

5. Other Benefits. Upon the consummation of our initial public offering in June 2007, we entered into a founding member agreement with our founder, Mr. Schwarzman, which provides specified benefits to him following his retirement. (See “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2017 — Schwarzman Founding Member Agreement.”) Mr. Schwarzman and Mr. James are provided certain security services, which may include home security systems and monitoring, and personal and related security services. These security services are provided for our benefit, and we consider the related expenses to be appropriate business expenses rather than personal benefits for Mr. Schwarzman and Mr. James. Nevertheless, the expenses associated with these security services are reflected in the “All Other Compensation” column of the Summary Compensation Table below.

Determination of Incentive Compensation

As our founder, Mr. Schwarzman sets his own compensation and reserves final approval of each named executive officer’s compensation, based on recommendations from Mr. James. For 2017, these decisions were based primarily on Mr. Schwarzman’s and Mr. James’s assessment of such named executive officer’s individual performance, operational performance for the segments or product lines in which the officer serves or for which he has responsibility, and the officer’s potential to enhance investment returns for the investors in our funds and service to our advisory clients, and to contribute to long-term unitholder value. In evaluating these factors, Mr. Schwarzman and Mr. James relied upon their judgment to determine the ultimate amount of a named executive officer’s annual cash bonus payment and participation in carried interest, incentive fees and investment advisory client interests that was necessary to properly induce the named executive officer to seek to achieve our objectives and reward a named executive officer in achieving those objectives over the course of the prior year. Key factors that Mr. Schwarzman considered in making such determination with respect to Mr. James were his service as President and Chief Operating Officer, his role in overseeing the growth and operations of the firm, and his leadership on the strategic direction of the firm generally. Key factors that Mr. Schwarzman and Mr. James considered in making such determinations with respect to Mr. Hill were his leadership and oversight of our Hedge Fund Solutions business, including his role in the oversight and development of new products and strategies, and his leadership on strategic initiatives undertaken by the firm. Key factors that Mr. Schwarzman and Mr. James considered in making such determinations with respect to Mr. Chae were his leadership and oversight of our global finance, treasury, technology and corporate development function and his role in strategic initiatives undertaken by the firm. Key factors that Mr. Schwarzman and Mr. James considered in making such determinations with respect to Ms. Solotar were her leadership and oversight of our external relations function, her role, as the head of Private Wealth Solutions, in expanding our delivery of products to meet the needs of individual investors and smaller institutions, as well as her role in strategic initiatives undertaken by the firm. For 2017, Mr. Schwarzman and Mr. James also considered each named executive officer’s prior-year annual cash bonus payments, indicative participation interests disclosed to the named executive officer at the beginning of the year, his allocated share of performance interests through participation in our Performance Plans, the appropriate balance between incentives for long-term and short-term performance, and the compensation paid to the named executive officer’s peers within the firm.

Minimum Retained Ownership Requirements

The minimum retained ownership requirements for our named executive officers are described below under “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2017 — Terms of Blackstone Holdings Partnership Units Granted in 2017 and Prior Years — Minimum Retained Ownership Requirements.”

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

Summary Compensation Table

The following table provides summary information concerning the compensation of our Chief Executive Officer, our Chief Financial Officer and each of our three other most highly compensated employees who served as executive officers at December 31, 2017, for services rendered to us. These individuals are referred to as our named executive officers in this annual report.

Name and Principal Position	Year	Salary	Bonus (a)	Stock Awards (b)	All Other Compensation (c)	Total
Stephen A. Schwarzman Chairman and Chief Executive Officer	2017	$350,000	$—	$—	$125,169,429	$125,519,429
	2016	$350,000	$—	$—	$46,618,924	$46,968,924
	2015	$350,000	$—	$—	$89,137,817	$89,487,817

Hamilton E. James	2017	$350,000	$45,978,814	$—	$61,426,748	$107,755,562
Executive Vice Chairman	2016	$350,000	$37,497,853	$—	$20,446,203	$58,294,056
	2015	$350,000	$35,246,105	$—	$40,312,608	$75,908,713

J. Tomilson Hill	2017	$350,000	$10,440,761	$6,679,195	$3,776,367	$21,246,323
Vice Chairman	2016	$350,000	$7,524,212	$6,975,943	$1,551,849	$16,402,004
	2015	$350,000	$9,253,650	$5,521,215	$1,634,816	$16,759,681

Michael S. Chae	2017	$350,000	$6,634,789	$27,723	$11,204,987	$18,217,499
Chief Financial Officer	2016	$350,000	$5,144,258	$24,681,013	$2,585,167	$32,760,438
	2015	$350,000	$4,650,000	$—	$6,976,078	$11,976,078

Joan Solotar	2017	$350,000	$3,894,806	$2,797,091	$2,383,663	$9,425,560
Head of Private Wealth Solutions and External Relations	2016	$350,000	$3,557,217	$2,121,750	$1,025,358	$7,054,325
	2015	$350,000	$3,154,837	$3,755,578	$1,423,016	$8,683,431

(a)	The amounts reported in this column reflect the annual cash bonus payments made for performance in the indicated year.

The amounts reported as “bonus” for 2017 for Messrs. Hill and Chae and Ms. Solotar are shown net of their respective mandatory deferral pursuant to the Deferred Compensation Plan. The deferred amounts for 2017 were as follows: Mr. Hill, $4,709,239, Mr. Chae, $25,317 and Ms. Solotar, $1,626,158. For additional information on the Deferred Compensation Plan, see “— Nonqualified Deferred Compensation for 2017 — Narrative to Nonqualified Deferred Compensation for 2017 Table.”

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

Amounts reported for 2017 reflect the following deferred equity awards granted on January 17, 2018 for 2017 performance pursuant to the Deferred Compensation Plan: Mr. Hill, 147,376 deferred restricted common units with a grant date fair value of $5,152,265, Mr. Chae, 793 deferred restricted common units with a grant date fair value of $27,723 and Ms. Solotar, 50,981 deferred restricted common units with a grant date fair value of $1,779,149. The grant date fair value of the stock award reflecting the deferred bonus amount is computed in accordance with GAAP and generally differs from the dollar amount of the portion of the bonus that is required to be deferred under the Deferred Compensation Plan. For additional information on the Deferred

Compensation Plan, see “— Nonqualified Deferred Compensation for 2017 — Narrative to Nonqualified Deferred Compensation for 2017 Table.”

Amounts reported for 2017 also reflect the following discretionary equity awards granted on July 1, 2017 under the 2007 Equity Incentive Plan: Mr. Hill, 45,785 deferred restricted Blackstone Holdings Partnership Units and Ms. Solotar, 30,523 deferred restricted Blackstone Holdings Partnership Units. The July 1, 2017 grant date fair value of the stock award reflecting the discretionary equity award amount is computed in accordance with GAAP and generally differs from the dollar amount of the discretionary equity award which was determined in January 2017.

(c)	Amounts reported for 2017 include distributions, whether in cash or in-kind, in respect of carried interest or incentive fee allocations relating to our Performance Plans to the named executive officer in 2017 as follows: $123,823,779 for Mr. Schwarzman, $61,139,636 for Mr. James, $11,130,564 for Mr. Chae, $3,776,367 for Mr. Hill and $2,353,894 for Ms. Solotar, respectively. Any in-kind distributions in respect of carried interest are reported based on the market value of the securities distributed as of the date of distribution. For 2017, Messrs. Schwarzman, James and Chae were the only named executive officers who received such in-kind distributions. We have determined to present compensation relating to carried interest and incentive fees within the Summary Compensation Table in the year in which such compensation is paid to the named executive officer under the terms of the relevant Performance Plan. Accordingly, the amounts presented in the table differ from the compensation expense recorded by us on an accrual basis for such year in respect of carried interest and incentive fees allocable to a named executive officer, which accrued amounts for 2017 are separately disclosed in this footnote to the Summary Compensation Table. We believe that the presentation of the actual amounts of carried interest- and incentive fee-related compensation paid to a named executive officer during the year, instead of the amounts of compensation expense we have recorded on an accrual basis, most appropriately reflects the actual compensation received by the named executive officer and represents the amount most directly aligned with the named executive officer’s actual performance. By contrast, the amount of compensation expense accrued in respect of carried interest and incentive fees allocable to a named executive officer can be highly volatile from year to year, with amounts accrued in one year being reversed in a following year, and vice versa, causing such amounts to be less useful as a measure of the compensation actually earned by a named executive officer in any particular year.

To the extent compensation expense recorded by us on an accrual basis in respect of carried interest or incentive fee allocations (rather than cash or in-kind distributions) were to be included for 2017, the amounts would be $132,132,182 for Mr. Schwarzman, $70,240,213 for Mr. James, $5,837,629 for Mr. Hill, $11,191,473 for Mr. Chae and $3,245,683 for Ms. Solotar. For financial statement reporting purposes, the accrual of compensation expense is equal to the amount of carried interest and incentive fees related to performance fee revenues as of the last day of the relevant period as if the performance fee revenues in the funds generating such carried interest or incentive fees were realized as of the last day of the relevant period.

With respect to Messrs. Schwarzman, James, Chae and Ms. Solotar, amounts shown for 2017 also include the value of restricted shares of listed common stock of BXMT allocated to such named executive officers based on the closing price of BXMT’s common stock on the date of the award as follows: $982,522 for Mr. Schwarzman, $267,112 for Mr. James, $74,423 for Mr. Chae and $29,769 for Ms. Solotar. These restricted shares will vest over three years with one-third of the shares vesting at the end of the first year after the date of the award and the remaining shares vesting in eight equal quarterly installments thereafter.

With the exception of $363,128 and $20,000 of expenses related to security services in 2017 for Messrs. Schwarzman and James and members of their families, respectively, perquisites and other personal benefits to the named executive officers were less than $10,000 and information regarding perquisites and other personal benefits has therefore not been included. As noted above under “— Compensation Discussion and Analysis — Compensation Elements for Named Executive Officers — Other Benefits,” we consider the expenses for security services for Messrs. Schwarzman and James to be for our benefit and appropriate business expenses rather than personal benefits for Messrs. Schwarzman and James. Mr. Schwarzman makes business and personal use of a car and driver and he and members of his family also make occasional business and personal use of an airplane in which we have a fractional interest and in each case he bears the full cost of such personal usage. In addition, certain Blackstone personnel administer personal matters for Mr. Schwarzman and certain matters for the Stephen A. Schwarzman Education Foundation (“SASEF”), and Mr. Schwarzman and SASEF, respectively, bear the full incremental cost to us of such personnel. Mr. James and members of his family make occasional business and personal use of an airplane in which we have a fractional interest and he bears the full incremental cost of such personal usage. There is no incremental expense incurred by us in connection with the use of any car and driver, airplane or personnel by Messrs. Schwarzman or James, as described above.

During 2017, cash distributions to our named executive officers in respect of Blackstone legacy funds and investments that were not contributed to Blackstone Holdings pursuant to the reorganization were $10,996 to Mr. Schwarzman, $593 to Mr. James, $2,196 to Mr. Hill and $182 to Ms. Solotar.

Grants of Plan-Based Awards in 2017

The following table provides information concerning unit awards granted in 2017 or, for deferred restricted common units granted under the Deferred Compensation Plan, with respect to 2017, to our named executive officers:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (a)		Grant Date Fair Value of Stock and Option Awards (a)
Stephen A. Schwarzman	—	—		$—
Hamilton E. James	—	—		$—
J. Tomilson Hill	7/1/2017	45,785	(b)	$1,526,930
	1/17/2018	147,376	(c)	$5,152,265
Michael S. Chae	1/17/2018	793	(c)	$27,723
Joan Solotar	7/1/2017	30,523	(b)	$1,017,942
	1/17/2018	50,891	(c)	$1,779,149

(a)	The references to “stock” or “shares” in this table refer to deferred restricted Blackstone Holdings Partnership Units or our deferred restricted common units.
(b)	Represents deferred restricted Blackstone Holdings Partnership Units granted under our 2007 Equity Incentive Plan and reflects 2016 performance.
(c)	Represents deferred restricted common units granted in 2018 under the Deferred Compensation Plan for 2017 performance. (See “— Nonqualified Deferred Compensation for 2017 — Narrative to Nonqualified Deferred Compensation for 2017 Table.”) These grants are reflected in the “Stock Awards” column of the Summary Compensation Table in 2017.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2017

Terms of Blackstone Holdings Partnership Units Granted in 2017 and Prior Years

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

The 11,578 deferred restricted Blackstone Holdings Partnership Units granted to Ms. Solotar in 2013 under the 2007 Equity Incentive Plan vested 20% on July 1, 2016 and 30% on July 1, 2017, and vest 50% on July 1, 2018. The 31,071 deferred restricted Blackstone Holdings Partnership Units granted to Ms. Solotar in 2014 under the 2007 Equity Incentive Plan vested 20% on July 1, 2017, and vest 30% on July 1, 2018 and 50% on July 1, 2019. The 23,558 and 70,674 deferred restricted Blackstone Holdings Partnership Units granted in 2015 to Mr. Hill and Ms. Solotar, respectively, under the 2007 Equity Incentive Plan vest 20% on July 1, 2018, 30% on July 1, 2019 and 50% on July 1, 2020. The 54,986 and 39,276 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Hill and Ms. Solotar, respectively, in 2016 under the 2007 Equity Incentive Plan vest 20% on July 1, 2019, 30% on July 1, 2020 and 50% on July 1, 2021. The 981,883 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Chae in 2016 under the 2007 Equity Incentive Plan vest annually in substantially equal installments over six years beginning on July 1, 2019. The 45,785 and 30,523 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Hill and Ms. Solotar, respectively, in 2017 under the 2007 Equity Incentive Plan vest 20% on July 1, 2020, 30% on July 1, 2021 and 50% on July 1, 2022.

Except as described below, unvested deferred restricted Blackstone Holdings Partnership Units are generally forfeited upon termination of employment. With respect to Ms. Solotar, the deferred restricted Blackstone Holdings Partnership Units granted to her in 2013 and 2014 will become fully vested if she is terminated by us without cause. In addition, upon the death or permanent disability of a named executive officer, all of his or her unvested deferred restricted Blackstone Holdings Partnership Units held at that time will vest immediately. In connection with a named executive officer’s termination of employment due to qualifying retirement, with respect to unvested deferred restricted Blackstone Holdings Partnership Units granted in 2014 and prior years, 50% of such units will generally be entitled to accelerated vesting and, with respect to unvested deferred restricted Blackstone Holdings Partnership Units granted in 2015 and subsequent years, 50% of such units will continue to vest and be delivered over the vesting period, subject to forfeiture if the named executive officer violates any applicable provision of his employment agreement or engages in any competitive activity (as such term is defined in the applicable award agreement). (See “Non-Competition and Non-Solicitation Agreements — Retirement.”) Further, in the event of a change in control (defined in the Blackstone Holdings partnership agreements as the occurrence of any person becoming the general partner of The Blackstone Group L.P. other than a person approved by the current general partner), any Blackstone Holdings Partnership Units and deferred restricted Blackstone Holdings Partnership Units will automatically be deemed vested as of immediately prior to such change in control.

All vested and unvested Blackstone Holdings Partnership Units and deferred restricted Blackstone Holdings Partnership Units (and our common units received in exchange for such Blackstone Holdings Partnership Units) held by a named executive officer will be immediately forfeited in the event he materially breaches any of his restrictive covenants set forth in the non-competition and non-solicitation agreement outlined under “Non-Competition and Non-Solicitation Agreements” or his service is terminated for cause. Notwithstanding the foregoing, Mr. Schwarzman will not be required to forfeit more than 25% of the units held by him as of the date of his amended and restated founding member agreement.

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

Minimum Retained Ownership Requirements. For units granted in 2014 and prior years, while employed by us and generally for one year following the termination of employment, each of our named executive officers (except as otherwise provided below) will be required to continue to hold (and may not transfer) at least 25% of all vested units (other than vested units awarded under our Deferred Compensation Plan) received by him or her; provided that, with respect to vested units received in connection with the reorganization, such percentage is reduced to 12.5% upon qualifying retirement. For units granted in 2015 and subsequent years each of our named executive officers (except as otherwise provided below) will be required to hold 25% of their vested units (other than vested units awarded under our Deferred Compensation Plan) until the earlier of (1) ten years after the applicable vesting date and (2) one year following termination of employment. The requirement that one continue to hold at least 25% of such vested units is subject to the qualification in Mr. Schwarzman’s case that in no event will he be required to hold units having a market value greater than $1.5 billion or hold units following termination of employment. Each of our named executive officers is in compliance with these minimum retained ownership requirements.

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

The Blackstone Holdings Partnership Units received by other Blackstone personnel in the reorganization and pursuant to the 2007 Equity Incentive Plan are also generally subject to the vesting and minimum retained ownership requirements and transfer restrictions applicable to our named executive officers other than Mr. Schwarzman, although non-senior managing directors were also generally subject to vesting in respect of a portion of the Blackstone Holdings Partnership Units received by such personnel in the reorganization in exchange for their interests in carried interest.

Schwarzman Founding Member Agreement

Upon the consummation of our initial public offering, we entered into a founding member agreement with Mr. Schwarzman. Although Mr. Schwarzman has informed the conflicts committee of the board of directors of our general partner that he has no current plan to retire, on March 1, 2018, we amended and restated this agreement, with the approval of the conflicts committee advised by independent counsel, to address certain retirement benefits to be received by Mr. Schwarzman. Mr. Schwarzman’s agreement provides that he will remain our Chairman and Chief Executive Officer (or, as determined by Mr. Schwarzman, our Chairman or Executive Chairman) while continuing service with us and requires him to give us six months’ prior written notice of intent to terminate service with us. The agreement provides that following retirement (or, if applicable, the date on which he ceases active service as a result of his permanent disability), Mr. Schwarzman will be provided with specified retirement benefits for the remainder of his life, including that he be permitted to retain his then current office and continue to be provided with administrative support, access to office services and a car and driver. Mr. Schwarzman will also continue to receive health benefits following his retirement until his death, subject to his continuing payment of the related health insurance premiums consistent with current policies. Finally, Mr. Schwarzman will also receive reimbursement for travel costs (including travel on personal aircraft) for Blackstone related business functions, annual home and personal security benefits, reasonable access to our Chief Legal Officer, reasonable access to certain events, legal representation for Blackstone related matters, and, subject to his continuing payment of costs and expenses related thereto, he will continue to be provided with offices, technology and support for his family office team at levels consistent with current practice. The agreement provides that, following Mr. Schwarzman’s termination of service, he or related entities will remain entitled to receive awards of carried interest at reduced levels until the later of February 14, 2027 or the date of Mr. Schwarzman’s death. The profit sharing percentage for any carried interest awarded in new funds launched after Mr. Schwarzman’s termination of service shall generally be set at 50% of the profit sharing percentage Mr. Schwarzman held in the most recent corresponding predecessor fund prior to his termination of employment or, in the case of new funds without a corresponding predecessor fund prior to Mr. Schwarzman’s termination of service, a profit sharing percentage set at 50% of the median of the aggregate profit sharing percentages held by Mr. Schwarzman at the time of his termination of service. While currently Mr. Schwarzman is entitled to invest in or alongside our investment funds without being subject to management fees or carried interest, this has been extended to continue until ten years following the date of Mr. Schwarzman’s death as to Mr. Schwarzman, his estate and related entities.

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

Outstanding Equity Awards at 2017 Fiscal Year End

The following table provides information regarding outstanding unvested equity awards made to our named executive officers as of December 31, 2017.

	Stock Awards (a)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (b)
Stephen A. Schwarzman	—	$—
Hamilton E. James (c)	—	$—
J. Tomilson Hill (c)	207,629	$6,648,281
Michael Chae	1,003,443	$32,132,576
Joan Solotar	296,518	$9,644,126

(a)

The references to “stock” or “shares” in this table refer to unvested deferred restricted Blackstone Holdings Partnership Units and unvested deferred restricted common units granted under the Deferred Compensation Plan (including deferred restricted common units granted to Messrs. Hill and Chae and Ms. Solotar in 2018 in respect of 2017 performance and the unvested premium portion of deferred restricted common units granted to Mr. Hill under the Deferred Compensation Plan). The vesting terms of these awards are described under the captions “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2017 — Terms of Blackstone Holdings Partnership Units Granted in 2017 and Prior Years” above and “— Nonqualified Deferred Compensation for 2017 — Narrative to Nonqualified Deferred Compensation for 2017 Table” below.
(b)	The dollar amounts shown under this column were calculated by multiplying the number of unvested deferred restricted Blackstone Holdings Partnership Units or unvested deferred restricted common units held by the named executive officer by the closing market price of $32.02 per Blackstone common unit on December 29, 2017, the last trading day of 2017, other than the deferred restricted common units granted in 2018 in respect of 2017 performance, which are valued as of the date of their grant.
(c)	This table does not reflect (1) undelivered deferred restricted common units that were granted to Messrs. James and Hill in 2015 pursuant to the Deferred Compensation Plan in respect of 2014 performance that were considered vested on the date of grant due to their retirement eligibility, (2) undelivered deferred restricted common units that were granted to Mr. Hill pursuant to the Deferred Compensation Plan in 2018 in respect of 2017 performance, in 2017 in respect of 2016 performance and in 2016 in respect of 2015 performance that, in each case, were considered vested on the date of grant due to his retirement eligibility and (3) mandatorily deferred and vested, but undelivered, deferred restricted common units that were granted to Mr. Hill pursuant to the Deferred Compensation Plan in respect of 2013. These deferred restricted common units are reflected in the Nonqualified Deferred Compensation for 2017 Table below.

Option Exercises and Stock Vested in 2017

The following table provides information regarding the number of outstanding initially unvested equity awards made to our named executive officers that vested during 2017 or, for deferred restricted common units granted to Mr. Hill under the Deferred Compensation Plan, with respect to 2017:

	Stock Awards (a)
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting (b)
Stephen A. Schwarzman	—	$—
Hamilton E. James	—	$—
J. Tomilson Hill (c)	170,269	$5,915,730
Michael S. Chae	—	$—
Joan Solotar	52,864	$1,653,412

(a)	The references to “stock” or “shares” in this table refer to deferred restricted Blackstone Holdings Partnership Units and our deferred restricted common units.

(b)	The value realized on vesting is based on the closing market prices of our common units on the day of vesting.

(c)	For Mr. Hill, includes 147,376 deferred restricted common units granted pursuant to the Deferred Compensation Plan in 2018 in respect of 2017 performance, with a value realized on vesting of $5,152,265, which were all considered vested and undelivered on the date of grant due to Mr. Hill’s retirement eligibility. These deferred restricted common units are scheduled to be delivered in equal annual installments over the three year deferral period and are reflected in the Nonqualified Deferred Compensation for 2017 Table below.

Nonqualified Deferred Compensation for 2017

The following table provides information with respect to (1) undelivered deferred restricted common units that were granted to Messrs. James and Hill in 2015 pursuant to the Deferred Compensation Plan in respect of 2014 performance that were considered vested on the date of grant due to their retirement eligibility, (2) undelivered deferred restricted common units that were granted to Mr. Hill pursuant to the Deferred Compensation Plan in 2018 in respect of 2017 performance, in 2017 in respect of 2016 performance and in 2016 in respect of 2015 performance that, in each case, were considered vested on the date of grant due to his retirement eligibility and (3) mandatorily deferred and vested, but undelivered, deferred restricted common units that were granted to Mr. Hill pursuant to the Deferred Compensation Plan in respect of 2013.

Name	Executive Contributions in 2017	Registrant Contributions in 2017 (a)	Aggregate Earnings (Losses) in 2017 (b)	Aggregate Withdrawals/ Distributions (c)	Aggregate Balance at December 31, 2017 (d)
Stephen A. Schwarzman	$—	$—	$—	$—	$—
Hamilton E. James	$—	$—	$94,008	$244,586	$281,761
J. Tomilson Hill	$—	$5,152,265	$4,989,379	$12,755,829	$22,178,196
Michael S. Chae	$—	$—	$—	$—	$—
Joan Solotar	$—	$—	$—	$—	$—

(a)	This column represents the mandatory deferral of a portion of Mr. Hill’s annual cash bonus for 2017 into 147,376 deferred restricted common units pursuant to our Deferred Compensation Plan. These units were granted to Mr. Hill in 2018 in respect of 2017 performance. These deferred restricted common units are deemed vested due to retirement eligibility, but will be delivered in equal annual installments over three years. This amount is also reflected in the “Stock Awards” column of the Summary Compensation Table for the last completed fiscal year (see footnote (b) to the Summary Compensation Table).
(b)	This column represents (1) the earnings/(losses) during 2017 on deferred restricted common units granted to Messrs. James and Hill pursuant to our Deferred Compensation Plan through the earlier of their delivery or December 31, 2017 and (2) the payment of current cash distribution equivalents on deferred restricted common units granted pursuant to the Deferred Compensation Plan to Messrs. James and Hill in 2015 in respect of 2014 and to Mr. Hill in 2016 in respect of 2015 and in 2017 in respect of 2016 through the earlier of their delivery or December 31, 2017. No portion of any earnings would be considered above-market or preferential and, accordingly, no earnings are reflected in the Summary Compensation Table.
(c)	This column represents (1) the value of 6,832 and 364,312 deferred common units that were delivered to Messrs. James and Hill, respectively, in 2017 based on the closing market price per Blackstone common unit on the date(s) of delivery and (2) the payment of current cash distribution equivalents on deferred restricted common units granted pursuant to the Deferred Compensation Plan to Messrs. James and Hill in 2015 in respect of 2014 and to Mr. Hill in 2016 in respect of 2015 and in 2017 in respect of 2016.
(d)	Represents the value as of December 31, 2017 of 6,832 deferred restricted common units granted to Mr. James and 679,104 deferred restricted common units granted to Mr. Hill. With respect to Messrs. James and Hill, $226,431 and $17,517,729 has been previously reported in the “Stock Awards” column of the Summary Compensation Table, respectively. The values set forth in this column are based on the closing market price of $32.02 per Blackstone common units on December 29, 2017, other than the units granted in 2018 in respect of 2017 performance, which are valued as of the date of their grant.

Narrative to Nonqualified Deferred Compensation for 2017 Table

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

At the end of each year, the Plan Administrator (as defined in the Deferred Compensation Plan) selects plan participants in its sole discretion and notifies such individuals that they have been selected to participate in the Deferred Compensation Plan for such year. Participation is mandatory for those employees selected by the Plan Administrator to be participants. An individual, if selected, may not decline to participate in the Deferred Compensation Plan and an individual who is not so selected may not elect to participate in the Deferred Compensation Plan. The selection of participants is made on an annual basis; an individual selected to participate in the Deferred Compensation Plan for a given year may not necessarily be selected to participate in a subsequent year. For 2017, all employees other than Mr. Schwarzman and Mr. James were deemed eligible to participate in the Deferred Compensation Plan, with the deferred amount (if any) determined in accordance with the table described below. Accordingly, Messrs. Hill and Chae and Ms. Solotar each participated in the Deferred Compensation Plan for 2017.

In respect of the deferred portion of his or her annual cash bonus payment, each participant receives deferral units which represent rights to receive in the future a specified amount of common units or Blackstone Holdings Partnership Units or other equity-based awards under our 2007 Equity Incentive Plan, subject to vesting provisions described below. The amount of each participant’s annual cash bonus payment deferred under the Deferred Compensation Plan is calculated pursuant to a deferral rate table using the participant’s total annual incentive compensation, which generally includes such participant’s annual cash bonus payment and any incentive fees earned in connection with our investment funds, and is subject to certain adjustments, including reductions for mandatory contributions to our investment funds. For deferrals of 2017 annual cash bonus payments, the deferral percentage was calculated on the basis set forth in the following table (or such other table that may be adopted by the Plan Administrator).

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

Mandatory Deferral Awards. Generally, deferral units are satisfied by delivery of our common units in equal annual installments over the deferral period, which was three years for grants made in respect of years prior to 2012 and four years for grants made in respect of years 2012 and 2013 (with no partial-year delivery). In 2015, the Deferred Compensation Plan was amended to return the deferral period to three years for grants made in respect of 2014 and subsequent years. Delivery of our common units underlying vested deferral units is delayed until anticipated trading window periods to better facilitate the participant’s liquidity to meet tax obligations. If the participant’s employment is terminated for cause, the participant’s undelivered deferral units (vested and unvested) will be immediately forfeited. Upon a change in control or termination of the participant’s employment because of death, any undelivered deferral units (vested and unvested) will become immediately deliverable. With respect to deferral units granted in respect of 2013 and prior years, if the participant’s employment is terminated without cause or because of resignation, qualifying retirement or disability, the participant’s deferral units will continue to be delivered over the applicable deferral period. However, if, following a termination of employment without cause or because of resignation, qualifying retirement or disability, the participant violates any applicable provision of his or her employment agreement (or, in the case of a resignation, engages in a competitive business (as such term is defined in his or her employment agreement)), then any deferral units that remain undelivered as of the date of such violation, will be immediately forfeited. In 2015, the Deferred Compensation Plan was amended to modify the terms of the mandatorily deferred restricted common units to provide that unvested bonus deferral awards in respect of 2014 and subsequent years will now be forfeited upon resignation, will immediately vest and be delivered if the participant’s employment is terminated without cause or because of disability and, in connection with a qualifying retirement, will continue to vest and be delivered over the applicable deferral period, subject to forfeiture if the participant violates any applicable provision of his or her employment agreement or engages in any competitive activity (as such term is defined in the Deferred Compensation Plan).

The 20,767 and 38,534 deferred restricted common units granted under the Deferred Compensation Plan to Mr. Chae and Ms. Solotar, respectively, in 2017 for 2016 performance vested 33.3% on January 1, 2018 and vest 33.3% on January 1, 2019 and 33.4% on January 1, 2020. The 793 and 50,981 deferred restricted common units granted under the Deferred Compensation Plan to Mr. Chae and Ms. Solotar, respectively, in 2018 for 2017 performance vest 33.3% on January 1, 2019, 33.3% on January 1, 2020 and 33.4% on January 1, 2021.

Premium Awards. Prior to deferrals in respect of 2014 performance, each plan participant was eligible to receive a premium award in the amount equal to a percentage of his or her deferral amount. The percentage was selected by the Plan Administrator. Generally, except in respect of 2012, the premium award percentage was 20%. Generally, the premium award percentage in respect of 2012 was 25%. The deferral amount plus the premium award yielded the total amount of deferral units that a participant was awarded for any given year. The entire premium portion of such deferral units is, with specified exceptions, subject to continued employment of such participant through the end of the applicable deferral period and vests and is delivered at the end of such deferral period. As is the case with respect to the mandatory deferral units, delivery of our common units underlying the vested premium portion of the participant’s deferral units is delayed until anticipated trading window periods to better facilitate the participant’s liquidity to meet tax obligations. If the participant’s employment is terminated for cause, the premium portion of the participant’s undelivered deferral units (vested and unvested) will be immediately forfeited. In connection with a participant’s termination of employment without cause or because of resignation, the entire unvested premium portion of the participant’s deferral units will be immediately forfeited. In connection with a participant’s termination of employment due to qualifying retirement, 50% of the unvested premium portion of the participant’s deferral units will continue to vest at the end of the applicable deferral period and be delivered on the applicable delivery date. In connection with a participant’s termination of employment due to disability, the entire unvested premium portion of the participant’s deferral units will continue to vest at the end of the applicable deferral period and be delivered on the applicable delivery date. However, if, following a termination of employment because of qualifying retirement or disability, the participant violates any applicable provision of his or her employment agreement, including specified restrictive covenants such as a non-compete, then any such deferral units that remain undelivered as of the date of such violation will be immediately forfeited. Upon a change in control or termination of the participant’s employment because of death, the entire unvested premium portion of the participant’s deferral units will immediately vest and become deliverable. In 2015, the Deferred Compensation Plan was amended to replace the premium award component of the plan with the payment of current cash distribution equivalents on both vested and unvested deferred awards beginning with awards granted in 2015 in respect of 2014. As a result, no premium awards were granted in 2016 in respect of 2015 performance or thereafter.

The remaining 82,926 unvested deferred restricted common units granted to Mr. Hill as premium awards under the Deferred Compensation Plan vested on January 13, 2018.

Potential Payments Upon Termination of Employment or Change in Control

Upon a change of control event where any person (other than a person approved by our general partner) becomes our general partner or a termination of employment because of death, any unvested deferred restricted Blackstone Holdings Partnership Units or unvested deferred restricted common units held by any of our named executive officers will automatically be deemed vested as of immediately prior to such occurrence of such change of control or such termination of employment. Had such a change of control or such a termination of employment occurred on December 29, 2017, the last business day of 2017, each of our named executive officers would have vested in the following numbers of deferred restricted Blackstone Holdings Partnership Units and deferred restricted common units, having the following values based on our closing market price of $32.02 per Blackstone common unit on December 29, 2017, other than the deferred restricted common units granted in 2018 in respect of 2017 performance, which are valued as of the date of their grant: Messrs. Schwarzman and James had no outstanding unvested units at December 31, 2017; Mr. Hill — 124,703 deferred restricted Blackstone Holdings Partnership Units and 82,926 deferred restricted common units, representing the premium portion of his deferred restricted common units, with an aggregate value of $6,648,281; Mr. Chae — 981,883 deferred restricted Blackstone Holdings Partnership Units and 21,560 deferred restricted common units with an aggregate value of $32,132,576 and Ms. Solotar — 172,729 deferred restricted Blackstone Holdings Partnership Units and 123,789 deferred restricted common units with an aggregate value of $9,644,126. In addition, the Deferred Compensation Plan provides that upon a change in control or termination of the participant’s employment because of death, any fully vested but undelivered deferred restricted common units will become immediately deliverable. Therefore, had a change of control or such termination of employment occurred on December 29, 2017, Mr. James and Mr. Hill would also have been entitled to accelerated delivery of the 6,832 and 575,446 deferred restricted common units, respectively, that were granted to them pursuant to the Deferred Compensation Plan, and were considered vested on the date of grant due to their retirement eligibility. Mr. Hill would also have been entitled to accelerated delivery of his 103,658 mandatorily deferred and vested, but undelivered, deferred restricted common units granted to him under the Deferred Compensation Plan in respect of 2013 that were outstanding as of December 29, 2017.

Upon a termination of employment because of disability, any unvested deferred restricted Blackstone Holdings Partnership Units or unvested deferred restricted common units granted under the Deferred Compensation Plan in respect of 2014 and subsequent years will also automatically be deemed vested. However, with respect to the premium portion of deferred restricted common units granted under the Deferred Compensation Plan in respect of 2013 and prior years, in connection with a participant’s termination of employment due to disability, such deferral units will continue to vest at the end of the applicable deferral period and be delivered on the applicable delivery date, subject to the participant not violating any applicable provision of his or her employment agreement. Therefore, had a termination of employment because of disability occurred on December 29, 2017, each of our named executive officers would have vested in the numbers of deferred restricted Blackstone Holdings Partnership Units and deferred restricted common units set forth in the paragraph immediately above, having the values set forth above, but Mr. Hill would not have immediately vested in his 82,926 unvested deferred restricted common units, which represent the premium portion of his deferred restricted common units. In addition, Mr. James and Mr. Hill would also have been entitled to accelerated delivery in the numbers of deferred restricted common units set forth in the paragraph immediately above that were granted to them pursuant to the Deferred Compensation Plan, which are considered vested due to their retirement eligibility.

In connection with a named executive officer’s termination of employment due to qualifying retirement, a named executive officer will generally immediately vest in 50% of their unvested deferred restricted Blackstone Holdings Partnership Units granted in 2014 and prior years and, with respect to unvested deferred restricted Blackstone Holdings Partnership Units granted in 2015, 2016 and 2017, 50% of such units will continue to vest and be delivered over the vesting period, subject to forfeiture if the named executive officer violates any applicable provision of his employment agreement or engages in any competitive activity (as such term is defined in the applicable award agreement). (See “Non-Competition and Non-Solicitation Agreements — Retirement.”) As of December 29, 2017, Mr. James and Mr. Hill were retirement eligible. Mr. James had no outstanding unvested units at December 29, 2017 and all of Mr. Hill’s unvested deferred restricted Blackstone Holdings Partnership Units as of December 29, 2017 were granted after 2014. If Mr. Hill had retired on December 29, 2017, then the Deferred Compensation Plan provides that 50% of the unvested premium portion of his deferred restricted common units would have continued to vest at the end of the applicable deferral period and would have been delivered on the applicable delivery date, subject to forfeiture of any deferral units which remain undelivered as of the date of the breach of any applicable provision of his employment agreement.

Upon a termination of Mr. Chae’s and Ms. Solotar’s employment without cause, the deferred restricted common units granted to them under the Deferred Compensation Plan in respect of 2017, 2016, 2015 and 2014, as applicable, will become fully vested. Upon a termination of Ms. Solotar’s employment without cause, the unvested deferred restricted Blackstone Holdings Partnership Units granted to her in 2013 and 2014 will become fully vested. Had such a termination of employment occurred on December 29, 2017, the last business day of 2017, each of Mr. Chae and Ms. Solotar would have vested in the following numbers of deferred restricted Blackstone Holdings Partnership Units and deferred restricted common units, respectively, having the following values based on our closing market price of $32.02 per Blackstone common unit on December 29, 2017, other than the deferred restricted common units granted in 2018 in respect of 2017 performance, which are valued as of the date of their grant: Mr. Chae — 21,560 deferred restricted common units with a value of $692,683 and Ms. Solotar — 31,133 deferred restricted Blackstone Holdings Partnership Units with a value of $996,879 and 123,789 deferred restricted common units with an aggregate value of $4,113,343.

Upon a termination without cause, Mr. James and Mr. Hill would have been entitled to accelerated delivery in the numbers of deferred restricted common units set forth above in the first paragraph of this section that were granted to them pursuant to the Deferred Compensation Plan, and were considered vested on the date of grant due to their retirement eligibility.

In addition, except as described below, unvested carried interest in our carry funds is generally forfeited upon termination of employment. Upon the death or disability of any named executive officer who participates in the carried interest of our carry funds, the named executive officer will be deemed 100% vested in any unvested portion of carried interest in our carry funds. Furthermore, any named executive officer that is retirement eligible will automatically vest in 50% of their otherwise unvested carried interest allocation upon retirement. (See “— Non-Competition and Non-Solicitation Agreements — Retirement.”) As of December 29, 2017, Mr. James and Mr. Hill were retirement eligible for purposes of their carried interest allocations.

In addition, pursuant to Mr. Schwarzman’s amended and restated founding member agreement described above under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2017 — Schwarzman Founding Member Agreement,” following retirement and for the remainder of his life, Mr. Schwarzman will be provided with specified retirement benefits, including a car and driver, retention of his current office, administrative support and annual home and personal security benefits. The value of such retirement benefits is estimated at approximately $930,000 per year. We have not assigned a value to the entitlements of Mr. Schwarzman and his estate and related entities to receive carried interest in new funds or to invest in our investment funds fee free following his termination of service as such value cannot be reasonably estimated. We anticipate that any incremental cost to us with respect to the other personal benefits to which Mr. Schwarzman is entitled following his retirement will be de minimis.

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

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information regarding the ratio of the annual total compensation for our principal executive officer to the median of the annual total compensation of all our employees (other than our principal executive officer) (the “CEO Pay Ratio”). Our CEO Pay Ratio is a reasonable estimate calculated in a manner consistent with Item 402(u). However, due to the flexibility afforded by Item 402(u) in calculating the CEO Pay Ratio, our CEO Pay Ratio may not be comparable to the CEO pay ratios presented by other companies.

As of December 31, 2017, we employed approximately 2,360 people, including our 136 senior managing directors. We identified our median employee using our global employee population as of December 31, 2017. To identify our median employee, we used annual base salary and bonuses earned in 2017. We believe this consistently applied compensation measure reasonably reflects annual compensation across our employee base. Application of our consistently applied compensation measure identified eighteen employees with the same total annual base salary and cash bonus earned in 2017. We identified our median employee from among these employees by reviewing the components of their annual total compensation and selecting the employee whose title, tenure and compensation characteristics most accurately reflected the compensation of a typical employee. After identifying our median employee, we calculated the median employee’s annual total compensation in accordance with the requirements of the Summary Compensation Table. For 2017, the annual total compensation for Mr. Schwarzman, our principal executive officer, was $125,519,429 and our median employee’s annual total compensation was $218,449. Accordingly, annual total compensation of our principal executive officer was approximately five hundred and seventy-five times the annual total compensation of our median employee.

Director Compensation in 2017

No additional remuneration is paid to our employees for services as a director of our general partner. In 2017, each of our non-employee directors received an annual cash retainer of $150,000 and a grant of deferred restricted common units equivalent in value to $150,000, with a grant date fair value determined as described in footnote (a) to the first table below. An additional $30,000 annual cash retainer was paid to the Chairman of the Audit Committee during 2017. An additional $25,000 annual cash retainer was paid to Mr. Light in connection with his service on the executive committee of Blackstone Group International Partners LLP.

The following table provides the director compensation for our directors for 2017:

Name	Fees Earned or Paid in Cash	Stock Awards (a) (b)	Total
Bennett J. Goodman (c)	$—	$—	$—
Jonathan D. Gray (c)	$—	$—	$—
James W. Breyer	$150,000	$151,433	$301,433
Peter T. Grauer (d)	$150,000	$150,151	$300,151
Richard Jenrette (e)	$150,000	$291,081	$441,081
Rochelle B. Lazarus	$150,000	$150,665	$300,665
Jay O. Light	$175,000	$150,026	$325,026
The Right Honorable Brian Mulroney	$150,000	$149,836	$299,836
William G. Parrett	$180,000	$149,535	$329,535

(a)	The references to “stock” in this table refer to our deferred restricted common units. Amounts for 2017 represent the grant date fair value of stock awards granted in the year, computed in accordance with GAAP, pertaining to equity-based compensation. The assumptions used in determining the grant date fair value are set forth in Note 16. “Equity-Based Compensation” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data.” These deferred restricted common units vest, and the underlying Blackstone common units will be delivered, on the first anniversary of the date of the grant, subject to the outside director’s continued service on the board of directors of our general partner. The amount reported for Mr. Jenrette also includes the incremental fair value, computed in accordance with GAAP, with respect to the accelerated vesting of his 2017 deferred restricted common unit award (see footnote (e) below).
(b)	Each of our non-employee directors was granted deferred restricted common units upon appointment as a director. In 2017, in connection with the anniversary of his or her initial grant, each of the following directors was granted deferred restricted common units: Mr. Mulroney — 4,546 units; Mr. Parrett — 4,611 units; Mr. Jenrette — 4,397 units; Mr. Light — 4,629 units; Ms. Lazarus — 4,567 units; Mr. Grauer — 4,811 units; and Mr. Breyer — 4,397 units. The amounts of our non-employee directors’ compensation were approved by the board of directors of our general partner upon the recommendation of our founder following his review of directors’ compensation paid by comparable companies.

The following table provides information regarding outstanding unvested equity awards made to our directors as of December 31, 2017:

	Stock Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (2)
James W. Breyer	4,397	$140,792
Peter T. Grauer	4,811	$154,048
Richard Jenrette	—	$—
Rochelle B. Lazarus	4,567	$146,235
Jay O. Light	4,629	$148,221
The Right Honorable Brian Mulroney	4,546	$145,563
William G. Parrett	4,611	$147,644

(1)	The references to “stock” or “shares” in this table refer to our deferred restricted common units.
(2)	The dollar amounts shown in this column were calculated by multiplying the number of unvested deferred restricted common units held by the director by the closing market price of $32.02 per Blackstone common unit on December 29, 2017, the last trading day of 2017.
(c)	Mr. Gray and Mr. Goodman are employees and no additional remuneration is paid to them for service as directors of our general partner. Mr. Gray’s and Mr. Goodman’s employee compensation is discussed in “— Item 13. Certain Relationships and Related Transactions, and Director Independence.”
(d)	Mr. Grauer resigned from the board of directors of our general partner effective January 30, 2018. In connection with his departure and in recognition of his years of service to Blackstone, the board of directors of our general partner determined that it was appropriate to fully vest his 2018 deferred restricted common unit award granted on January 26, 2018.
(e)	Mr. Jenrette’s retirement from the board of directors of our general partner was effective on October 17, 2017. In connection with his retirement and in recognition of his years of service to Blackstone, the board of directors of our general partner determined that it was appropriate to pay Mr. Jenrette his cash retainer for the remainder of the year and to fully vest his 2017 deferred restricted common unit award granted on July 14, 2017. The decision to vest his 2017 deferred restricted common unit award was accounted for as a modification for financial statement reporting purposes in accordance with GAAP and the amount reported in the “Stock Awards” column for 2017 for Mr. Jenrette includes the incremental fair value, computed as of the November 13, 2017 modification date in accordance with GAAP, with respect to the modified award.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common units and Blackstone Holdings Partnership Units as of February 22, 2018 by:

•	each person known to us to beneficially own 5% of any class of the outstanding voting securities of The Blackstone Group L.P.;

•	each member of our general partner’s board of directors;

•	each of the named executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of February 22, 2018. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise included, for purposes of this table, the principal business address for each such person is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

	Common Units, Beneficially Owned		Blackstone Holdings Partnership Units Beneficially Owned (a)
Name of Beneficial Owner	Number	% of Class	Number	% of Class
5% Unitholders:
FMR LLC (b)	35,327,318	5.4%	—	—

Directors and Executive Officers (c)(d)
Stephen A. Schwarzman (e)(f)	—	—	231,924,793	46.6%
Hamilton E. James (f)	20,497	*	32,180,300	6.5%
J. Tomilson Hill (f)(g)	2,645,063	*	14,445,085	2.9%
Bennett J. Goodman (f)(g)	707,092	*	4,251,804	*
Jonathan D. Gray (f)	123,312	—	40,585,300	8.1%
Michael S. Chae (f)	6,923	—	5,831,432	1.2%
Joan Solotar (f)	112,471	*	385,015	*
James W. Breyer	5,972	*	—	—
Rochelle B. Lazarus	33,726	*	—	—
Jay O. Light	49,876	*	—	—
The Right Honorable Brian Mulroney	155,546	*	—	—
William G. Parrett	75,932	*	—	—
All executive officers and directors as a group (13 persons)	4,080,933	*	329,938,639	66.2%

*	Less than one percent
(a)	Subject to certain requirements and restrictions, the partnership units of Blackstone Holdings are exchangeable for common units of The Blackstone Group L.P. on a one-for-one basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the five Blackstone Holdings Partnerships to effect an exchange for a common unit. See “Item 13. Certain Relationships and Related Transactions, and Director Independence — Exchange Agreement.” Beneficial ownership of Blackstone Holdings Partnership Units reflected in this table has not been also reflected as beneficial ownership of the common units of The Blackstone Group L.P. for which such units may be exchanged.
(b)	Reflects units beneficially owned by FMR, LLC and its subsidiaries based on the Schedule 13G filed by FMR, LLC on February 13, 2018. The address of FMR, LLC is 245 Summer Street, Boston, Massachusetts 02210.
(c)

The units beneficially owned by the directors and executive officers reflected above do not include the following number of units that will be delivered to the respective individual more than 60 days after February 22, 2018: Mr. Hill — 124,703 deferred restricted Blackstone Holdings Partnership Units and 336,047 deferred restricted common units; Mr. Chae — 981,883 deferred restricted Blackstone Holdings Partnership Units — 14,637 deferred restricted common units; Mr. Goodman — 3,192,692 deferred restricted Blackstone Holdings Partnership Units; Mr. Gray — 372,599 deferred restricted common units; Ms. Solotar — 172,729 deferred restricted Blackstone Holdings Partnership Units — 88,701 deferred restricted common units ; Mr. Mulroney — 4,546 deferred restricted common units; Mr. Parrett — 4,611 deferred restricted common units; Ms. Lazarus — 4,567 deferred restricted common units; Mr. Light — 4,629 deferred restricted common units; Mr. Breyer — 4,397 deferred restricted common units; and all other executive officers and directors as a group — 210,625 deferred restricted Blackstone Holdings Partnership Units and 92,484 deferred restricted common units.
(d)	The Blackstone Holdings Partnership Units shown in the table above include the following number of vested units being held back under our minimum retained ownership requirements: Mr. Schwarzman — 44,208,665 Blackstone Holdings Partnership Units; Mr. James — 14,648,744 Blackstone Holdings Partnership Units; Mr. Hill — 4,654,018 Blackstone Holdings Partnership Units; Mr. Goodman — 1,156,373 Blackstone Holdings Partnership Units; Mr. Gray — 11,477,971 Blackstone Holdings Partnership Units; Mr. Chae — 3,182,160 Blackstone Holdings Partnership Units; Ms. Solotar — 118,737 Blackstone Holdings Partnership Units; and all other executive officers and directors as a group — 135,227 Blackstone Holdings Partnership Units.
(e)	On those few matters that may be submitted for a vote of the limited partners of The Blackstone Group L.P., Blackstone Partners L.L.C., an entity wholly owned by our senior managing directors, holds a special voting unit in The Blackstone Group L.P. that provides it with an aggregate number of votes on any matter that may be submitted for a vote of our common unitholders that is equal to the aggregate number of vested and unvested Blackstone Holdings Partnership Units held by the limited partners of Blackstone Holdings on the relevant record date and entitles it to participate in the vote on the same basis as our common unitholders. Our senior managing directors have agreed in the limited liability company agreement of Blackstone Partners L.L.C. that our founder, Mr. Schwarzman, will have the power to determine how the special voting unit held by Blackstone Partners L.L.C. will be voted. Following the withdrawal, death or disability of Mr. Schwarzman (and any successor founder), this power will revert to the members of Blackstone Partners L.L.C. holding a majority in interest in that entity. The limited liability company agreement of Blackstone Partners L.L.C. provides that at such time as Mr. Schwarzman should cease to be a founding member, Hamilton E. James will thereupon succeed Mr. Schwarzman as the sole founding member of Blackstone Partners L.L.C. If Blackstone Partners L.L.C. directs us to do so, we will issue special voting units to each of the limited partners of Blackstone Holdings, whereupon each special voting unitholder will be entitled to a number of votes that is equal to the number of vested and unvested Blackstone Holdings Partnership Units held by such special voting unitholder on the relevant record date.
(f)	The Blackstone Holdings Partnership Units shown in the table above for such named executive officers and directors include (a) the following units held for the benefit of family members with respect to which the named executive officer or director, as applicable, disclaims beneficial ownership: Mr. Schwarzman — 1,666,666 units held in various trusts for which Mr. Schwarzman is the investment trustee, Mr. James — 10,657,207 units held in various trusts for which Mr. James and his brother are trustees (but Mr. James does not have or share investment control with respect to the units), Mr. Hill — 5,636,348 units held in various trusts for which Mr. Hill’s spouse is the investment trustee and 2,683,308 units held in a family limited liability company, Mr. Chae — 1,150,070 units held in a trust for which Mr. Chae is the investment trustee, Mr. Gray — 4,566,437 units held in a trust for which Mr. Gray is the investment trustee and Ms. Solotar — 81,812 units held in a trust for which Ms. Solotar is the investment trustee, (b) the following units held in grantor retained annuity trusts for which the named executive officer or director, as applicable, is the investment trustee: Mr. Schwarzman — 3,178,116 units, Mr. James — 3,932,690 units, Mr. Gray — 21,139,567 units and Ms. Solotar — 91,134 units, and (c) the following units held by a corporation for which the named executive officer is a controlling shareholder: Mr. Schwarzman — 1,438,529 units and Mr. Goodman — 1,737,550 units owned by family limited liability companies. Mr. Schwarzman also directly, or through a corporation for which he is the controlling shareholder, beneficially owns an additional 364,278 partnership units in each of Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. In addition, with respect to Mr. Schwarzman, the above table excludes partnership units of Blackstone Holdings held by his children or in trusts for the benefit of his family as to which he has no voting or investment control.
(g)	The Blackstone common units shown in the table above for each named executive officer and director include the following units held for the benefit of family members with respect to which the named executive officer or director, as applicable, disclaims beneficial ownership: Mr. Hill — 1,698,442 units held in family limited liability companies and Mr. Goodman — 707,092 units held in family limited liability companies.

In addition, in June 2007, we entered into an agreement with Beijing Wonderful Investments, an investment vehicle established and controlled by The People’s Republic of China, pursuant to which we sold to it non-voting common units. As of February 16, 2018, Beijing Wonderful Investments no longer owned any non-voting common units.

Securities Authorized for Issuance under Equity Compensation Plans

The table set forth below provides information concerning the awards that may be issued under the 2007 Equity Incentive Plan as of December 31, 2017:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (b)
Equity Compensation Plans Approved by Security Holders	52,899,026	—	164,411,283
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	52,899,026	—	164,411,283

(a)	Reflects the outstanding number of our deferred restricted common units and deferred restricted Blackstone Holdings Partnership Units granted under the 2007 Equity Incentive Plan as of December 31, 2017.
(b)	The aggregate number of our common units and Blackstone Holdings Partnership Units covered by the 2007 Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of units equal to the positive difference, if any, of (a) 15% of the aggregate number of our common units and Blackstone Holdings Partnership Units outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by The Blackstone Group L.P. or its wholly owned subsidiaries) minus (b) the aggregate number of our common units and Blackstone Holdings Partnership Units covered by the 2007 Equity Incentive Plan as of such date (unless the administrator of the 2007 Equity Incentive Plan should decide to increase the number of our common units and Blackstone Holdings Partnership Units covered by the plan by a lesser amount). As of January 1, 2018, pursuant to this formula, 172,155,134 units, which is equal to 0.15 times the number of our common units and Blackstone Holdings Partnership Units outstanding on December 31, 2017, were available for issuance under the 2007 Equity Incentive Plan. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units covered by the 2007 Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreement (which are taxable to the recipients) in respect of the purchase and exchanges will aggregate $715.7 million over the next 15 years. The after-tax net present value of these estimated payments totals $252.7 million assuming a 15% discount rate and using an estimate of timing of the benefit to be received. Future payments under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreement are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

As a result of the Tax Reform Bill there was a reduction of $403.9 million of the tax receivable agreement liability due to the pre-IPO owners and others mentioned above.

There was a reduction of $82.7 million to the tax receivable agreement liability to the pre-IPO owners and others mentioned above that resulted primarily from the October 1, 2015 spin-off of the financial and strategic advisory services, restructuring services and reorganization advisory services and Park Hill Group businesses.

Prior to December 31, 2017, payments totaling $76.3 million were made to certain pre-IPO owners and others mentioned above in accordance with the tax receivable agreement and related to tax benefits the Partnership received for the 2016 taxable year. Those payments included payments of $9.7 million to Stephen A. Schwarzman and investment vehicles controlled by relatives of Mr. Schwarzman; $2.6 million to Hamilton E. James and a trust for which Mr. James is the investment trustee; $1.1 million to J. Tomilson Hill and his trusts for which Mr. Hill is the investment trustee; $0.7 million to Michael S. Chae and $0.2 million to Bennett J. Goodman and a limited liability company controlled by a family member of Mr. Goodman.

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

Swift River Investments

Swift River Investments, Inc. (“Swift River”) is a private family investment firm that manages capital on behalf of our President, Chief Operating Officer and Director, Hamilton E. James and his brother, David R. James. While Hamilton E. James has a majority economic interest in Swift River, the day-to-day business of Swift River is managed by his brother, David R. James.

Allied Wireline Services, LLC (“Allied”) is an oilfield services company that specializes in providing wireline services to oil and gas companies. FS Energy & Power Fund (“FSEP”), a closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act to which GSO serves as a non-discretionary sub-advisor, participated in a financing transaction pursuant to which FSEP committed to provide $1.2 million in a rights offering of Allied Downhole Technologies, LLC, the parent of Allied. Allied Energy Investors LP and Allied Energy Investors II LP (collectively, “Allied Energy Investors”), and Turnbridge Capital investment vehicles in which Swift River is a limited partner, also participated in the rights offering. Prior to the financing transaction described above, Swift River held a 30.1% interest in Allied through Allied Energy Investors. In connection with the rights offering, Swift River invested an additional $5.3 million in Allied through Allied Energy Investors. Pursuant to the terms of the transaction, the first half of the capital committed by participants in the rights offering, including FSEP and Swift River (via Allied Energy Investors), was drawn down in August 2016. Prior to the August 2016 offering, FSEP and Swift River had participated in a 2014 financing transaction of Allied, the details of which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. Subsequent to the August 2016 offering, FSEP and Swift River own 6.5% and 27.8% of Allied, respectively. As previously disclosed, subject to the liquidity needs of Allied the remaining half of the capital committed by participants in the rights offering was available to be drawn down on or prior to May 15, 2017, but the commitment was subsequently extended through March 31, 2018. If the offering is completed on or prior to March 31, 2018, Swift River will own 26.2% of Allied. Mr. Hamilton E. James did not participate in the negotiation or execution of the transaction in any manner for any party. The transaction was reviewed and approved by the Conflicts Committee of the board of directors of our general partner.

Tsinghua University Education Foundation

As part of an initiative announced in 2013, Mr. Schwarzman, through the Stephen A. Schwarzman Education Foundation, personally committed $100 million to create and endow a post-graduate scholarship program at Tsinghua University in Beijing, entitled “Schwarzman Scholars,” and fund the construction of a residential and academic building. He is leading a fundraising campaign to raise $500 million to support the “Schwarzman Endowment Fund.” The Tsinghua University Education Foundation (“TUEF”) will hold the Schwarzman Endowment Fund and has agreed to delegate management of the fund to Blackstone. We have agreed that TUEF, and certain entities affiliated with TUEF, will not be required to pay Blackstone a management fee for managing the Schwarzman Endowment Fund and, to the extent Blackstone allocates and invests assets of the Schwarzman Endowment Fund in our funds, which may take the form of funded or unfunded general partner commitments to our investment funds, we anticipate that such investments will be subject to reduced or waived management fees and/or carried interest.

Employment Agreement with Andrew Lapham

Andrew Lapham was an Executive Advisor to Blackstone from April 17, 2014 through December 31, 2016. On January 1, 2017, he became an employee of Blackstone. Mr. Lapham is the son-in-law of Mr. Mulroney, who has been a member of the board of directors of our general partner since 2007. For 2017, pursuant to the terms of his Employment Agreement, Mr. Lapham received a base salary of $357,679 and an annual cash bonus payment of $642,321.

Mr. Lapham also participated in the performance fees of our funds, consisting of carried interest in our carry funds. The compensation paid to Mr. Lapham in respect of carried interest in our carry funds relates to Mr. Lapham’s participation in the private equity and tactical opportunities funds. The amount of cash payments in respect of carried interest paid to Mr. Lapham for 2017 was $375.

Bennett J. Goodman

On February 24, 2015, Bennett J. Goodman was appointed to the board of directors of Blackstone Group Management L.L.C., the general partner of The Blackstone Group L.P. Mr. Goodman joined Blackstone in 2008 and is a Senior Managing Director and Co-Founder of GSO Capital Partners. For 2017, Mr. Goodman received a base salary of $350,000 and an annual cash bonus payment of $589,866. The cash payment was based upon the performance of the Credit segment, including the contribution of all current and past funds within the segment. The ultimate cash payment to Mr. Goodman was, however, determined in the discretion of Mr. Schwarzman and Mr. James.

Mr. Goodman also participated in the performance fees of our funds, consisting of carried interest in our carry funds and incentive fees in our funds that pay incentive fees. The compensation paid to Mr. Goodman in respect of carried interest in our carry funds primarily relates to Mr. Goodman’s participation in the credit funds (which were formed both before and after the acquisition of GSO Capital Partners by Blackstone). The amount of cash payments in respect of carried interest or incentive fee allocations to Mr. Goodman for 2017 was $5,888,019. See “Executive Compensation — Compensation Elements for Named Executive Officers” in this report for additional discussion of the elements of our compensation program.

Jonathan D. Gray

On February 24, 2012, Jonathan D. Gray was appointed to the board of directors of Blackstone Group Management L.L.C., the general partner of The Blackstone Group L.P. Mr. Gray joined Blackstone in 1992 and is a Senior Managing Director and Global Head of Real Estate. For 2017, Mr. Gray received a base salary of $350,000 and an annual cash bonus payment of $25,797,554. The cash payment was based upon the performance of the Real Estate segment, including the contribution of all current and past funds within the segment dating back to before the IPO. The ultimate cash payment to Mr. Gray was, however, determined in the discretion of Mr. Schwarzman in consultation with Mr. James. On January 17, 2018, Mr. Gray was granted 172,788 deferred restricted common units with a grant date fair value of $6,040,668, reflecting the portion of his annual cash bonus payment mandatorily deferred into deferred restricted common units pursuant to the Deferred Compensation Plan.

Mr. Gray also participated in the performance fees of our funds, consisting of carried interest in our carry funds and incentive fees in our funds that pay incentive fees. The compensation paid to Mr. Gray in respect of carried interest in our carry funds primarily relates to Mr. Gray’s participation in the real estate funds (which were formed both before and after the IPO). The amount of distributions, whether cash or in-kind, in respect of carried interest or incentive fee allocations to Mr. Gray for 2017 was $130,709,073. Any in-kind distributions in respect of carried interest are reported based on the market value of the securities distributed as of the date of distribution. In 2017, in connection with investment advisory services provided by Blackstone to BXMT, Mr. Gray was also allocated restricted shares of listed common stock of BXMT with a value of $1,152,703 based on the closing price of BXMT’s common stock on the date of the award. These restricted shares will vest over three years with one-third of the shares vesting at the end of one year after the date of the award and the remaining shares vesting in eight equal quarterly installments thereafter. See “Executive Compensation — Compensation Elements for Named Executive Officers” in this report for additional discussion of the elements of our compensation program.

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

See “— Item 11. Executive Compensation — Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2017 — Terms of Blackstone Holdings Partnership Units Granted in 2017 and Prior Years” for a discussion of vesting provisions applicable to Blackstone personnel in respect of the Blackstone Holdings Partnership Units received by them in the reorganization and for a discussion of minimum retained ownership requirements and transfer restrictions applicable to the Blackstone Holdings Partnership Units. The generally applicable vesting and minimum retained ownership requirements and transfer restrictions are outlined in the sections referenced in the preceding sentence. There may be some different arrangements for some individuals in some instances. In addition, we may waive these requirements and restrictions from time to time.

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

Firm Use of Private Aircraft

Certain entities controlled by Mr. Schwarzman wholly own aircraft that we use for business purposes in the course of our operations. Mr. Schwarzman paid for his respective ownership interests in the aircraft himself and bore his respective share of all operating, personnel and maintenance costs associated with their operation. The hourly payments we made for such use were based on current market rates. In 2017, we made payments of $2.9 million for the use of such aircraft, which included $1.7 million paid directly to the managers of the aircraft.

An entity jointly controlled for part of the year by Mr. James and Mr. Gray and for the other part of the year by Mr. James and another senior managing director of Blackstone wholly owns an airplane that we use for business purposes in the course of our operations. Each of Mr. James, Mr. Gray and the other senior managing director of Blackstone paid for his respective ownership interest in the aircraft himself and bore his respective share of the operating, personnel and maintenance costs associated with its operation. The hourly payments we made for such use were based on current market rates. In 2017, we made payments of $0.7 million to the manager of the aircraft for such use.

An entity controlled by Mr. Gray wholly owns an airplane that we use for business purposes in the course of our operations. Mr. Gray paid for his ownership interest in the aircraft himself and bore his respective share of the operating, personnel and maintenance costs associated with its operation. The hourly payments we made for such use were based on current market rates. In 2017, we made payments of $0.1 million to the manager of the aircraft for such use.

An entity controlled by Mr. Goodman, jointly with an entity controlled by another senior managing director of Blackstone, owns an airplane that we use for business purposes in the course of our operations. Mr. Goodman paid for his ownership interest in the aircraft himself and bore his respective share of the operating, personnel and maintenance costs associated with its operation. The hourly payments we made for such use were based on current market rates. In 2017, we made payments of $0.5 million for the use of such aircraft, which included $0.4 million paid directly to the manager of the aircraft for such use.

Investment in or Alongside Our Funds

Our directors and executive officers may invest their own capital in or alongside our carry funds and other of our investment vehicles without being subject to management fees or carried interest. For our carry funds, these investments may be made through the applicable fund general partner and fund a portion of the general partner capital commitments to our funds. In addition, our directors and executive officers may invest their own capital in our funds of hedge funds and credit-focused funds that are structured as hedge funds, in some instances, not subject to management fees or carried interest. These investment opportunities are available to all of our senior managing directors and to those of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws. During the year ended December 31, 2017, our directors and executive officers (and, in some cases, certain investment trusts or other family vehicles or charitable organizations controlled by them or their immediate family members) had the following gross contributions relating to their personal investments (and the investments of any such trusts) in Blackstone-managed investment funds: Mr. Schwarzman, Mr. Breyer, Mr. James, Mr. Gray, Mr. Goodman, Mr. Hill, Mr. Chae, Ms. Solotar, Mr. Finley, Mr. Grauer, Mr. Light, Mr. Parrett and Mr. Mulroney made gross contributions of $196.6 million, $88.0 million, $83.4 million, $45.8 million, $21.8 million, $5.3 million, $5.1 million, $1.7 million, $0.9 million, $0.8 million, $0.7 million, $0.5 million and $0.1 million, respectively.

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

Director Independence

Because we are a publicly traded limited partnership, the NYSE rules do not require our general partner’s board to be made up of a majority of independent directors. All of the current non-management directors of our general partner’s board of directors satisfy the independence requirements of the NYSE. These directors are Messrs. Breyer, Light, Mulroney and Parrett and Ms. Lazarus. In addition, both Mr. Jenrette, who retired from the board of directors effective October 17, 2017, and Mr. Grauer, who resigned from the board of directors effective January 30, 2018, satisfied the independence requirements of the NYSE. Based on all relevant facts and circumstances, our general partner’s board of directors affirmatively determined that the independent directors have no material relationship with us or our general partner. The board of directors of our general partner follows the following standards in determining director independence:

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

The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, the “Deloitte Entities”):

	Year Ended December 31, 2017
	The Blackstone Group L.P.		Blackstone Entities, Principally Fund Related (c)	Blackstone Funds, Transaction Related (d)	Total
	(Dollars in Thousands)
Audit Fees	$9,715	(a)	$35,189	$—	$44,904
Audit-Related Fees	—		252	19,437	19,689
Tax Fees	1,100	(b)	51,274	13,974	66,348
Other	—		168	—	168

Total	$10,815		$86,883	$33,411	$131,109

	Year Ended December 31, 2016
	The Blackstone Group L.P.		Blackstone Entities, Principally Fund Related (c)	Blackstone Funds, Transaction Related (d)	Total
	(Dollars in Thousands)
Audit Fees	$9,725	(a)	$31,629	$—	$41,354
Audit-Related Fees	195		151	11,976	12,322
Tax Fees	1,105	(b)	57,103	13,188	71,396

Total	$11,025		$88,883	$25,164	$125,072

(a)	Audit Fees consisted of fees for (1) the audits of our consolidated financial statements in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation, (2) reviews of the interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q, and (3) consents and other services related to SEC and other regulatory filings.
(b)	Tax Fees consisted of fees for services rendered for tax compliance and tax planning and advisory services.
(c)	The Deloitte Entities also provide audit, audit-related and tax services (primarily tax compliance and related services) to certain Blackstone funds and other corporate entities.
(d)	Audit-Related and Tax Fees included merger and acquisition due diligence services provided in connection with potential acquisitions of portfolio companies for investment purposes primarily to certain private equity and real estate funds managed by Blackstone in its capacity as the general partner. In addition, the Deloitte Entities provide audit, audit-related, tax and other services to the portfolio companies, which are approved directly by the portfolio company’s management and are not included in the amounts presented here.

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

3.	Exhibits:

Exhibit Number	Exhibit Description

3.1	Certificate of Limited Partnership of The Blackstone Group L.P. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-141504) filed with the SEC on March 22, 2007).

3.2	Amended and Restated Agreement of Limited Partnership of The Blackstone Group L.P. (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 001-33551) filed with the SEC on June 27, 2007).

3.2.1	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of The Blackstone Group L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 3.2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

3.2.2	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of The Blackstone Group L.P., dated as of November 4, 2011 (incorporated herein by reference to Exhibit 3.2.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-33551) filed with the SEC on November 9, 2011).

4.1	Indenture dated as of August 20, 2009 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 20, 2009).

4.2	Second Supplemental Indenture dated as of September 20, 2010, among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on September 22, 2010).

4.3	Form of 5.875% Senior Note due 2021 (included in Exhibit 4.2 hereto).

4.4	Third Supplemental Indenture dated as of August 17, 2012 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on August 17, 2012).

4.5	Form of 4.750% Senior Note due 2023 (included in Exhibit 4.4 hereto).

Exhibit Number	Exhibit Description

4.6	Fourth Supplemental Indenture dated as of August 17, 2012 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on August 17, 2012).

4.7	Form of 6.250% Senior Note due 2042 (included in Exhibit 4.6 hereto).

4.8	Fifth Supplemental Indenture dated as of April 7, 2014 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on April 7, 2014).

4.9	Form of 5.000% Senior Note due 2044 (included in Exhibit 4.8 hereto).

4.10	Sixth Supplemental Indenture dated as of April 27, 2015 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on April 27, 2015).

4.11	Form of 4.450% Senior Note due 2045 (included in Exhibit 4.10 hereto).

4.12	Seventh Supplemental Indenture dated as of May 19, 2015 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on May 19, 2015).

4.13	Form of 2.000% Senior Note due 2025 (included in Exhibit 4.12 hereto).

4.14	Guarantor Joinder Agreement dated as of October 1, 2015 among Blackstone Holdings Finance Co. L.L.C., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., Blackstone Holdings AI L.P. and Citibank, N.A., as administrative agent (incorporated herein by reference to Exhibit 4.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

4.15	Eighth Supplemental Indenture dated as of October 1, 2015 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., Blackstone Holdings AI L.P. and The Bank of New York Mellon, as Trustee (incorporated herein by reference to Exhibit 4.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

4.16	Ninth Supplemental Indenture dated as of October 5, 2016 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on October 5, 2016).

4.17	Form of 1.000% Senior Note due 2026 (included in Exhibit 4.16 hereto).

Exhibit Number	Exhibit Description

4.18	Tenth Supplemental Indenture dated as of October 2, 2017 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on October 2, 2017).

4.19	Form of 3.150% Senior Note due 2027 (included in Exhibit 4.18 hereto).

4.20	Eleventh Supplemental Indenture dated as of October 2, 2017 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC October 2, 2017).

4.21	Form of 4.000% Senior Note due 2047 (included in Exhibit 4.20 hereto).

10.1	Amended and Restated Limited Partnership Agreement of Blackstone Holdings I L.P., dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc. and the limited partners of Blackstone Holdings I L.P. party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.1.1	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Blackstone Holdings I L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.2	Amended and Restated Limited Partnership Agreement of Blackstone Holdings II L.P., dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc. and the limited partners of Blackstone Holdings II L.P. party thereto (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.2.1	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Blackstone Holdings II L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.3	Second Amended and Restated Limited Partnership Agreement of Blackstone Holdings III L.P., dated as of January 1, 2009, by and among Blackstone Holdings III GP L.L.C. and the limited partners of Blackstone Holdings III L.P. party thereto (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.3.1	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Holdings III L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.4	Second Amended and Restated Limited Partnership Agreement of Blackstone Holdings IV L.P., dated as of January 1, 2009, by and among Blackstone Holdings IV GP L.P. and the limited partners of Blackstone Holdings IV L.P. party thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001- 33551) filed with the SEC on March 2, 2009).

Exhibit Number	Exhibit Description

10.4.1	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Holdings IV L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.5	Amended and Restated Limited Partnership Agreement of Blackstone Holdings AI L.P., dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

10.6	Tax Receivable Agreement, dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc., Blackstone Holdings I L.P., Blackstone Holdings II L.P. and the limited partners of Blackstone Holdings I L.P. and Blackstone Holdings II L.P. party thereto (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.7	Third Amended and Restated Exchange Agreement, dated as of October 1, 2015, among The Blackstone Group L.P., Blackstone Holdings AI L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and the Blackstone Holdings Limited Partners party thereto (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

10.8	Registration Rights Agreement, dated as of June 18, 2007 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.9+	The Blackstone Group L.P. Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on July 9, 2014).

10.10+	The Blackstone Group L.P. Sixth Amended and Restated Bonus Deferral Plan effective as of December 1, 2014 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-33551) filed with the SEC on February 27, 2015).

10.11+*	Amended and Restated Founding Member Agreement of Stephen A. Schwarzman, dated as of March 1, 2018, by and among Blackstone Holdings I L.P. and Stephen A. Schwarzman.

10.12+	Form of Senior Managing Director Agreement by and among Blackstone Holdings I L.P. and each of the Senior Managing Directors from time to time party thereto (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-141504) filed with the SEC on June 14, 2007). (Applicable to all executive officers other than Mr. Schwarzman.)

10.13+	Form of Deferred Restricted Common Unit Award Agreement (Directors) (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33551) filed with the SEC on August 8, 2008).

10.14+	Form of Deferred Restricted Blackstone Holdings Unit Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-33551) filed with the SEC on November 7, 2008).

Exhibit Number	Exhibit Description

10.15	Amended and Restated Credit Agreement dated as of March 23, 2010, as amended and restated as of May 29, 2014, and as further amended and restated as of August 31, 2016, among Blackstone Holdings Finance Co. L.L.C., as borrower, Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings AI L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P., as guarantors, Citibank, N.A., as administrative agent and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on September 7, 2016).

10.16+	Second Amended and Restated Limited Liability Company Agreement of BMA V L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BMA V L.L.C. (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.17+	Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International L.P., dated as of May 31, 2007, by and among BREA International (Cayman) Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.17.1+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International L.P., dated as of May 31, 2007, by and among BREA International (Cayman) Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.19.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.18+	Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International II L.P., dated as of May 31, 2007, by and among BREA International (Cayman) II Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.19+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International II L.P., dated as of May 31, 2007, by and among BREA International (Cayman) II Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.20.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.20+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Management Associates IV L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Management Associates IV L.L.C. (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.21+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Mezzanine Management Associates L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Mezzanine Management Associates L.L.C. (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.22+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Mezzanine Management Associates II L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Mezzanine Management Associates II L.L.C. (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

Exhibit Number	Exhibit Description

10.23+	Second Amended and Restated Limited Liability Company Agreement of BREA IV L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA IV L.L.C. (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.24+	Second Amended and Restated Limited Liability Company Agreement of BREA V L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA V L.L.C. (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.25+	Second Amended and Restated Limited Liability Company Agreement of BREA VI L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA VI L.L.C. (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.25.1+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Limited Liability Company Agreement of BREA VI L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA VI L.L.C. (incorporated herein by reference to Exhibit 10.26.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.26	Second Amended and Restated Limited Liability Company Agreement of Blackstone Communications Management Associates I L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Communications Management Associates I L.L.C. (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.27+	Amended and Restated Limited Liability Company Agreement of BCLA L.L.C., dated as of April 15, 2008, by and among Blackstone Holdings III L.P. and certain members of BCLA L.L.C. (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.28+	Third Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates Europe III L.P., dated as of June 30, 2008 (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33551) filed with the SEC on August 8, 2008).

10.29+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Real Estate Special Situations Associates L.L.C., dated as of June 30, 2008 (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33551) filed with the SEC on August 8, 2008).

10.30+	BMA VI L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of July 31, 2008 (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-33551) filed with the SEC on November 7, 2008).

10.31+	Fourth Amended and Restated Limited Liability Company Agreement of GSO Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001- 33551) filed with the SEC on March 2, 2009).

Exhibit Number	Exhibit Description

10.32+	Amended and Restated Limited Liability Company Agreement of GSO Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.33+	Third Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.34+	Third Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.35+	Amended and Restated Limited Liability Company Agreement of GSO Liquidity Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.36+	Blackstone / GSO Capital Solutions Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of May 22, 2009 (incorporated herein by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.37+	Blackstone / GSO Capital Solutions Overseas Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of July 10, 2009 (incorporated herein by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.38+	Blackstone Real Estate Special Situations Associates II L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of June 30, 2009 (incorporated herein by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.39+	Blackstone Real Estate Special Situations Management Associates Europe L.P. Amended and Restated Agreement of Limited Partnership, dated as of June 30, 2009 (incorporated herein by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.40+	BRECA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of May 1, 2009 (incorporated herein by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.41	GSO Targeted Opportunity Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of December 9, 2009 (incorporated herein by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-33551) filed with the SEC on May 10, 2010).

10.42	GSO Targeted Opportunity Overseas Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of December 9, 2009 (incorporated herein by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-33551) filed with the SEC on May 10, 2010).

Exhibit Number	Exhibit Description

10.43	BCVA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of July 8, 2010 (incorporated herein by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-33551) filed with the SEC on August 6, 2010).

10.44	Amended and Restated Agreement of Exempted Limited Partnership of MB Asia REA L.P., dated November 23, 2010 (incorporated herein by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-33551) filed with the SEC on February 25, 2011).

10.45	Amended and Restated Limited Liability Company Agreement of GSO SJ Partners Associates LLC, dated December 7, 2010, by and among GSO Holdings I L.L.C. and certain members of GSO SJ Partners Associates LLC thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33551) filed with the SEC on May 6, 2011).

10.46+	Amended and Restated Exempted Limited Partnership Agreement of GSO Capital Opportunities Associates II LP, dated as of December 31, 2015 (incorporated herein by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

10.47	Blackstone EMA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of August 1, 2011 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-33551) filed with the SEC on November 9, 2011).

10.48	Blackstone Real Estate Associates VII L.P. Amended and Restated Agreement of Limited Partnership, dated as of September 1, 2011 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-33551) filed with the SEC on November 9, 2011).

10.48.1	Blackstone Real Estate Associates VII L.P. Second Amended and Restated Agreement of Limited Partnership, dated as of September 1, 2011 (incorporated herein by reference to Exhibit 10.53.1 to the Registrant’s Annual Report on Form 10 K for the year ended December 31, 2011 (File No. 001-33551) filed with the SEC on February 28, 2012).

10.49	GSO Energy Partners-A Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of February 28, 2012 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-33551) filed with the SEC on May 7, 2012).

10.50	BTOA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of February 15, 2012 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-33551) filed with the SEC on May 7, 2012).

10.51+	Form of Deferred Holdings Unit Agreement for Senior Managing Directors (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-33551) filed with the SEC on August 7, 2012).

10.52+	Amended and Restated Limited Liability Company Agreement of Blackstone Commercial Real Estate Debt Associates L.L.C., dated as of November 12, 2010 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-33551) filed with the SEC on August 7, 2012).

10.53+	Limited Liability Company Agreement of Blackstone Innovations L.L.C., dated November 2, 2012 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-33551) filed with the SEC on November 2, 2012).

Exhibit Number	Exhibit Description

10.54+	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Innovations (Cayman) III L.P., dated November 2, 2012 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-33551) filed with the SEC on November 2, 2012).

10.55+	GSO Foreland Resources Co-Invest Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of August 10, 2012 (incorporated herein by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10 K for the year ended December 31, 2012 (File No. 001-33551) filed with the SEC on March 1, 2013).

10.56+	GSO Palmetto Opportunistic Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of July 31, 2012 (incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10 K for the year ended December 31, 2012 (File No. 001-33551) filed with the SEC on March 1, 2013).

10.57+	Second Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Real Estate Associates Asia L.P., dated February 26, 2014 (incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33551) filed with the SEC on February 28, 2014).

10.58+	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Real Estate Associates Europe IV L.P., dated February 26, 2014 (incorporated herein by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33551) filed with the SEC on February 28, 2014).

10.59+	Aircraft Dry Lease Agreement between XB Partners LLC and Blackstone Administrative Services Partnership L.P. dated as of August 7, 2017 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-33551) filed with the SEC on November 7, 2017).

10.60+	Form of GSO Senior Managing Director Agreement by and among Blackstone Holdings I L.P. and each of the Senior Managing Directors from time to time party thereto (incorporated herein by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-33551) filed with the SEC on February 27, 2015).

10.61+	Form of GSO Senior Managing Director Non-Compensation and Non-Solicitation Agreement by and among Blackstone Holdings I L.P., Blackstone Holdings II L. P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and each of the Senior Managing Directors from time to time party thereto (incorporated herein by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-33551) filed with the SEC on February 27, 2015).

10.62+	Form of Performance Earn Out Letter Agreement by and among Blackstone Holdings I L.P., GSO Holdings I L.L.C. and each of the GSO individuals party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-33551) filed with the SEC on May 8, 2015).

10.63+	Performance Earn Out Side Letter by and between Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. and Bennett J. Goodman dated February 24, 2015 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-33551) filed with the SEC on May 8, 2015).

10.64+	Form of Deferred Holdings Unit Agreement between The Blackstone Group L.P. and each GSO participant party thereto (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-33551) filed with the SEC on May 8, 2015).

Exhibit Number	Exhibit Description

10.65	Aircraft Dry Lease Agreement between 113CS LLC and Blackstone Administrative Services Partnership L.P., dated as of January 15, 2015 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-33551) filed with the SEC on May 8, 2015).

10.66+	Form of Special Equity Award – Deferred Holdings Unit Agreement under The Blackstone Group L.P. 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-33551) filed with the SEC on August 6, 2015).

10.67+	Amended and Restated Agreement of Limited Partnership of BREP Edens Associates L.P., dated as of December 18, 2013 (incorporated herein by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

10.68+	Amended and Restated Agreement of Exempt Limited Partnership of Blackstone AG Associates L.P., dated as of February 16, 2016 and deemed effective as of May 30, 2014 (incorporated herein by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

10.69+	Amended and Restated Agreement of Limited Partnership of BREP OMP Associates L.P., dated as of June 27, 2014 (incorporated herein by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

10.70+	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone OBS Associates L.P., dated as of February 16, 2016 and deemed effective July 25, 2014 (incorporated herein by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

10.71+	Amended and Restated Limited Liability Company Agreement of Blackstone EMA II L.L.C., dated as of October 21, 2014 (incorporated herein by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

10.72+	Second Amended and Restated Agreement of Limited Partnership of Blackstone Liberty Place Associates L.P., dated as of February 9, 2015 (incorporated herein by reference to Exhibit 10.81 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

10.73+	Second Amended and Restated Agreement of Exempted Limited Partnership of BPP Core Asia Associates L.P., dated February 16, 2016 and deemed effective March 18, 2015 (incorporated herein by reference to Exhibit 10.82 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

10.74+	Second Amended and Restated Agreement of Exempted Limited Partnership of BPP Core Asia Associates-NQ L.P., dated as of February 16, 2016 and deemed effective March 18, 2015 (incorporated herein by reference to Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

10.75+	Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Associates VIII L.P., dated as of March 27, 2015 (incorporated herein by reference to Exhibit 10.84 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

Exhibit Number	Exhibit Description

10.76+	Amended and Restated Limited Liability Company Agreement of BMA VII L.L.C., dated as of May 13, 2015 (incorporated herein by reference to Exhibit 10.85 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

10.77+	Amended and Restated Agreement of Exempt Limited Partnership of Blackstone Property Associates International L.P., dated as of February 16, 2016 and deemed effective as of July 15, 2015 (incorporated herein by reference to Exhibit 10.86 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

10.78+	Amended and Restated Agreement of Exempt Limited Partnership of Blackstone Property Associates International-NQ L.P., dated as of February 16, 2016 and deemed effective July 28, 2015 (incorporated herein by reference to Exhibit 10.87 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

10.79+	BTOA II L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of December 19, 2014 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-33551) filed with the SEC on August 4, 2016).

10.80+	Special Equity Award — Deferred Holdings Unit Agreement under The Blackstone Group L.P. 2007 Equity Incentive Plan (Chief Financial Officer) (Chief Financial Officer) (incorporated herein by reference to Exhibit 10.82 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-33551) filed with the SEC on February 24, 2017).

10.81+	Form of Deferred Holdings Unit Agreement under The Blackstone Group L.P. 2007 Equity Incentive Plan (2013 and 2014 awards) (incorporated herein by reference to Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-33551) filed with the SEC on February 24, 2017).

10.82+	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Real Estate Associates Europe V L.P., dated May 8, 2017 and deemed effective March 1, 2016 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-33551) filed with the SEC on May 9, 2017).

10.83+	Amended and Restated Limited Liability Company Agreement of Blackstone CEMA L.L.C., dated February 9, 2016 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-33551) filed with the SEC on August 8, 2017).

10.84	Aircraft Dry Lease Agreement between GH4 Partners LLC and Blackstone Administrative Services Partnership L.P. dated as of August 7, 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-33551) filed with the SEC on November 7, 2017).

10.85	Aircraft Dry Lease Agreement between GBBX Associates LLC, WLBX LLC and Blackstone Administrative Services Partnership L.P. dated as of August 7, 2017 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-33551) filed with the SEC on November 7, 2017).

10.86+*	Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Debt Strategies Associates II L.P., dated February 15, 2018 and deemed effective as of April 17, 2013.

10.87+*	Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Debt Strategies Associates III L.P., dated February 15, 2018 and deemed effective as of July 25, 2016.

Exhibit Number	Exhibit Description

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

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

Date: March 1, 2018

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C.,
its General Partner

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 1st day of March, 2018.

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