Form 10-Q
period 2018-03-31
Blackstone Group L.P.
filed 2018-05-08
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of May 2, 2018 was 661,530,630.

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations, financial performance and unit repurchases and distribution activities. You can identify these forward-looking statements by the use of words such as “outlook,” “indicator,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and in this report, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Website and Social Media Disclosure

We use our website (www.blackstone.com), Facebook page (www.facebook.com/blackstone), Twitter (www.twitter.com/blackstone), LinkedIn (www.linkedin.com/company/blackstonegroup), Instagram (www.instagram.com/blackstone), SoundCloud (www.soundcloud.com/blackstone-300250613), PodBean (www.blackstone.podbean.com) and YouTube (www.youtube.com/user/blackstonegroup) accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about Blackstone when you enroll your e-mail address by visiting the “Contact Us/Email Alerts” section of our website at http://ir.blackstone.com. The contents of our website, any alerts and social media channels are not, however, a part of this report.

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

“Fee-Earning Assets Under Management” refers to the assets we manage on which we derive management fees and/or performance revenues. Our Fee-Earning Assets Under Management equals the sum of:

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

Each of our segments may include certain Fee-Earning Assets Under Management on which we earn performance revenues but not management fees.

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

This report does not constitute an offer of any Blackstone Fund.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	March 31, 2018	December 31, 2017
Assets
Cash and Cash Equivalents	$1,746,948	$1,992,497
Cash Held by Blackstone Funds and Other	703,182	1,929,531
Investments (including assets pledged of $171,182 and $169,746 at March 31, 2018 and December 31, 2017, respectively)	19,763,563	24,434,049
Accounts Receivable	738,912	875,018
Due from Affiliates	1,852,396	2,028,137
Intangible Assets, Net	395,336	409,828
Goodwill	1,778,192	1,778,192
Other Assets	236,406	242,697
Deferred Tax Assets	718,440	725,970

Total Assets	$27,933,375	$34,415,919

Liabilities and Partners’ Capital
Loans Payable	$9,307,266	$14,815,436
Due to Affiliates	930,350	937,158
Accrued Compensation and Benefits	2,608,743	2,623,492
Securities Sold, Not Yet Purchased	167,457	154,380
Repurchase Agreements	142,519	118,840
Accounts Payable, Accrued Expenses and Other Liabilities	1,252,231	2,043,522

Total Liabilities	14,408,566	20,692,828

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	209,010	210,944

Partners’ Capital
The Blackstone Group L.P. Partners’ Capital
Partners’ Capital (common units: 666,812,752 issued and outstanding as of March 31, 2018; 659,526,093 issued and outstanding as of December 31, 2017)	6,541,409	6,668,511
Accumulated Other Comprehensive Loss	(27,203)	(34,018)

Total The Blackstone Group L.P. Partners’ Capital	6,514,206	6,634,493
Non-Controlling Interests in Consolidated Entities	3,333,954	3,253,148
Non-Controlling Interests in Blackstone Holdings	3,467,639	3,624,506

Total Partners’ Capital	13,315,799	13,512,147

Total Liabilities and Partners’ Capital	$27,933,375	$34,415,919

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

	March 31, 2018	December 31, 2017
Assets
Cash Held by Blackstone Funds	$700,567	$1,580,296
Investments	7,556,384	12,948,653
Accounts Receivable	296,348	470,156
Due from Affiliates	6,759	46,112
Other Assets	4,845	5,189

Total Assets	$8,564,903	$15,050,406

Liabilities
Loans Payable	$5,765,189	$11,300,621
Due to Affiliates	121,294	86,393
Securities Sold, Not Yet Purchased	98,378	89,907
Repurchase Agreements	142,519	118,840
Accounts Payable, Accrued Expenses and Other Liabilities	696,403	1,562,534

Total Liabilities	$6,823,783	$13,158,295

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2018	2017
Revenues
Management and Advisory Fees, Net	$728,849	$645,484

Incentive Fees	12,566	46,511

Investment Income (Loss)
Performance Allocations
Realized	269,640	1,111,905
Unrealized	628,089	(124,621)
Principal Investments
Realized	42,145	251,344
Unrealized	111,774	(40,188)

Total Investment Income	1,051,648	1,198,440

Interest and Dividend Revenue	35,385	28,495
Other	(59,317)	(4,212)

Total Revenues	1,769,131	1,914,718

Expenses
Compensation and Benefits
Compensation	389,403	351,589
Incentive Fee Compensation	6,662	22,465
Performance Allocations Compensation
Realized	112,062	366,478
Unrealized	254,435	7,533

Total Compensation and Benefits	762,562	748,065
General, Administrative and Other	126,713	109,386
Interest Expense	38,671	40,246
Fund Expenses	54,985	24,076

Total Expenses	982,931	921,773

Other Income
Net Gains from Fund Investment Activities	110,599	66,132

Income Before Provision for Taxes	896,799	1,059,077
Provision for Taxes	54,495	57,437

Net Income	842,304	1,001,640
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(1,275)	2,000
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	155,499	138,685
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	320,208	409,046

Net Income Attributable to The Blackstone Group L.P.	$367,872	$451,909

Net Income Per Common Unit
Common Units, Basic	$0.55	$0.68

Common Units, Diluted	$0.53	$0.68

Weighted-Average Common Units Outstanding
Common Units, Basic	674,479,140	660,939,708

Common Units, Diluted	1,210,573,854	1,199,506,983

Distributions Declared Per Common Unit	$0.85	$0.47

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2018	2017
Net Income	$842,304	$1,001,640
Other Comprehensive Income, Net of Tax — Currency Translation Adjustment	4,426	11,504

Comprehensive Income	846,730	1,013,144
Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(1,275)	2,000
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	153,110	142,503
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	320,208	409,046

Comprehensive Income Attributable to The Blackstone Group L.P.	$374,687	$459,595

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Accumulated Other Compre- hensive Income (Loss)	Total	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2017	659,526,093	$6,668,511	$(34,018)	$6,634,493	$3,253,148	$3,624,506	$13,512,147	$210,944
Transfer Out Due to Deconsolidation of Fund Entities	—	—	—	—	(197,091)	—	(197,091)	—
Net Income (Loss)	—	367,872	—	367,872	155,499	320,208	843,579	(1,275)
Currency Translation Adjustment	—	—	6,815	6,815	(2,389)	—	4,426	—
Capital Contributions	—	—	—	—	223,509	—	223,509	1,100
Capital Distributions	—	(570,570)	—	(570,570)	(121,711)	(492,159)	(1,184,440)	(1,759)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	22,989	—	22,989	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	3,520	—	3,520	—	—	3,520	—
Equity-Based Compensation	—	41,439	—	41,439	—	33,102	74,541	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	3,077,431	(11,870)	—	(11,870)	—	(481)	(12,351)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(6,124)	—	(6,124)	—	6,124	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	3,458,489	23,661	—	23,661	—	(23,661)	—	—
Issuance of Common Units	750,739	24,970	—	24,970	—	—	24,970	—

Balance at March 31, 2018	666,812,752	$6,541,409	$(27,203)	$6,514,206	$3,333,954	$3,467,639	$13,315,799	$209,010

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Accumulated Other Compre- hensive Income (Loss)	Total	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2016	643,459,542	$6,521,531	$(62,887)	$6,458,644	$2,428,964	$3,434,483	$12,322,091	$185,390
Net Income	—	451,909	—	451,909	138,685	409,046	999,640	2,000
Currency Translation Adjustment	—	—	7,686	7,686	3,818	—	11,504	—
Capital Contributions	—	—	—	—	238,203	—	238,203	11,484
Capital Distributions	—	(308,925)	—	(308,925)	(156,819)	(284,636)	(750,380)	(10,216)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(2,062)	—	(2,062)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	2,297	—	2,297	—	—	2,297	—
Equity-Based Compensation	—	43,703	—	43,703	—	36,355	80,058	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	3,780,081	(11,940)	—	(11,940)	—	(790)	(12,730)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(10,789)	—	(10,789)	—	10,789	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	2,112,784	13,522	—	13,522	—	(13,522)	—	—

Balance at March 31, 2017	649,352,407	$6,701,308	$(55,201)	$6,646,107	$2,650,789	$3,591,725	$12,888,621	$188,658

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net Income	$842,304	$1,001,640
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities
Blackstone Funds Related
Net Realized Gains on Investments	(306,440)	(1,464,126)
Changes in Unrealized Gains on Investments	(209,015)	63,480
Non-Cash Performance Allocations	(628,089)	129,872
Non-Cash Performance Allocations and Incentive Fee Compensation	373,159	396,476
Equity-Based Compensation Expense	92,223	91,269
Amortization of Intangibles	14,492	10,964
Other Non-Cash Amounts Included in Net Income	86,332	53,161
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Acquired with Consolidation of Fund Entity	31,422	—
Cash Relinquished with Deconsolidation of Fund Entities	(899,959)	—
Accounts Receivable	132,711	352,788
Reverse Repurchase Agreements	—	73,860
Due from Affiliates	(186,713)	(146,750)
Other Assets	(5,918)	2,335
Accrued Compensation and Benefits	(403,634)	(523,779)
Securities Sold, Not Yet Purchased	16,003	(37,632)
Accounts Payable, Accrued Expenses and Other Liabilities	(391,003)	(657,002)
Repurchase Agreements	23,678	19,415
Due to Affiliates	11,469	(65,935)
Investments Purchased	(5,007,608)	(2,330,873)
Cash Proceeds from Sale of Investments	4,644,753	3,583,318

Net Cash Provided by (Used in) Operating Activities	(1,769,833)	552,481

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(4,686)	(10,007)

Net Cash Used in Investing Activities	(4,686)	(10,007)

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2018	2017
Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	$(123,422)	$(139,059)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	221,578	246,274
Payments Under Tax Receivable Agreement	—	(59,667)
Net Settlement of Vested Common Units and Repurchase of Common and Blackstone Holdings Partnership Units	(12,351)	(12,730)
Proceeds from Loans Payable	2,248,376	996,892
Repayment and Repurchase of Loans Payable	(1,004,660)	(125,425)
Distributions to Unitholders	(1,062,729)	(593,561)

Net Cash Provided by Financing Activities	266,792	312,724

Effect of Exchange Rate Changes on Cash and Cash Equivalents, Cash Held by Blackstone Funds and Other, and Restricted Cash	21,368	15,954

Cash and Cash Equivalents, Cash Held by Blackstone Funds and Other, and Restricted Cash
Net Increase (Decrease)	(1,486,359)	871,152
Beginning of Period	3,936,489	2,860,955

End of Period	$2,450,130	$3,732,107

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$41,764	$57,339

Payments for Income Taxes	$20,201	$16,849

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$—	$1,738

Non-Cash Distributions to Non-Controlling Interest Holders	$—	$(27,976)

Transfer of Interests to Non-Controlling Interest Holders	$22,989	$(2,062)

Change in The Blackstone Group L.P.’s Ownership Interest	$(6,124)	$(10,789)

Net Settlement of Vested Common Units	$98,870	$60,853

Conversion of Blackstone Holdings Units to Common Units	$23,661	$13,522

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(23,818)	$(15,129)

Due to Affiliates	$20,298	$12,832

Partners’ Capital	$3,520	$2,297

Issuance of Common Units	$24,970	$—

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

The following table provides a reconciliation of Cash and Cash Equivalents, Cash Held by Blackstone Funds and Other, and Restricted Cash reported within the Condensed Consolidated Statements of Financial Condition:

	March 31, 2018	December 31, 2017
Cash and Cash Equivalents	$1,746,948	$1,992,497
Cash Held by Blackstone Funds and Other	703,182	1,929,531
Restricted Cash included in Other Assets	—	14,461

	$2,450,130	$3,936,489

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Consolidation

The Partnership consolidates all entities that it controls through a majority voting interest or otherwise, including those Blackstone Funds in which the general partner has a controlling financial interest. The Partnership has a controlling financial interest in Blackstone Holdings because the limited partners do not have the right to dissolve the partnerships or have substantive kick out rights or participating rights that would overcome the control held by the Partnership. Accordingly, the Partnership consolidates Blackstone Holdings and records non-controlling interests to reflect the economic interests of the limited partners of Blackstone Holdings.

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

The Partnership determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and continuously reconsiders that conclusion. In determining whether the Partnership is the primary beneficiary, Blackstone evaluates its control rights as well as economic interests in the entity held either directly or indirectly by the Partnership. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Partnership is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by the Partnership, affiliates of the Partnership or third parties) or amendments to the governing documents of the respective Blackstone Funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, the Partnership assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

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

Blackstone’s other disclosures regarding VIEs are discussed in Note 9. “Variable Interest Entities”.

Revenue Recognition

Revenues primarily consist of management and advisory fees, incentive fees, investment income, interest and dividend revenue and other.

Management and advisory fees and incentive fees are accounted for as contracts with customers. Under the guidance for contracts with customers, an entity is required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. See Note 18, “Segment Reporting” for a disaggregated presentation of revenues from contracts with customers.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investment Income represents the unrealized and realized gains and losses on the Partnership’s Performance Allocations and Principal Investments. Interest and Dividend Revenue comprises primarily interest and dividend income earned on principal investments held by the Partnership. Other Revenue consists of miscellaneous income and foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars.

Management and Advisory Fees, Net — Management and Advisory Fees, Net are comprised of management fees, including base management fees, transaction and other fees and advisory fees net of management fee reductions and offsets.

The Partnership earns base management fees from limited partners of funds in each of its managed funds, at a fixed percentage of assets under management, net asset value, total assets, committed capital or invested capital. These customer contracts require the Partnership to provide investment management services, which represents a performance obligation that the Partnership satisfies over time. Management fees are a form of variable consideration because the fees the Partnership is entitled to vary based on fluctuations in the basis for the management fee. The amount recorded as revenue is generally determined at the end of the period because these management fees are payable on a regular basis (typically quarterly) and are not subject to clawback once paid.

Transaction, advisory and other fees (including monitoring fees) are principally fees charged to the limited partners of funds indirectly through the managed funds and portfolio companies. The investment advisory agreements generally require that the investment adviser reduce the amount of management fees payable by the limited partners to the Partnership (“management fee reductions”) by an amount equal to a portion of the transaction and other fees paid to the Partnership by the portfolio companies. The amount of the reduction varies by fund, the type of fee paid by the portfolio company and the previously incurred expenses of the fund. These fees and associated management fee reductions are a component of the transaction price for the Partnership’s performance obligation to provide investment management services to the limited partners of funds and are recognized as changes to the transaction price in the period in which they are charged and the services are performed.

Management fee offsets are reductions to management fees payable by the limited partners of the Blackstone Funds, which are based on the amount such limited partners reimburse the Blackstone Funds or the Partnership primarily for placement fees. Providing investment management services requires the Partnership to arrange for services on behalf of its customers. In those situations where the Partnership is acting as an agent on behalf of the limited partners of funds, it presents the cost of services as net against management fee revenue. In all other situations, the cost of those services is presented gross as an expense with any reimbursement from the limited partners of the funds recorded as revenue.

Accrued but unpaid Management and Advisory Fees, net of management fee reductions and management fee offsets, as of the reporting date are included in Accounts Receivable or Due from Affiliates in the Condensed Consolidated Statements of Financial Condition.

Incentive Fees — Contractual fees earned based on the performance of Blackstone Funds (“Incentive Fees”) are a form of variable consideration in their contracts with customers to provide investment management services. Incentive Fees are earned based on fund performance during the period, subject to the achievement of minimum return levels, or high water marks, in accordance with the respective terms set out in each fund’s governing agreements. Incentive Fees will not be recognized as revenue until (a) it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, or (b) the uncertainty associated with the variable consideration is subsequently resolved. Incentive Fees are typically recognized as revenue when realized at the end of the measurement period. Once realized, such fees are not subject to clawback or reversal. Accrued but unpaid Incentive Fees charged directly to investors in Blackstone Funds as of the reporting date are recorded within Due from Affiliates in the Condensed Consolidated Statements of Financial Condition.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investment Income (Loss) — Investment Income (Loss) represents the unrealized and realized gains and losses on the Partnership’s Performance Allocations and Principal Investments.

In certain fund structures across private equity, real estate, hedge fund solutions and credit-focused funds (“carry funds”), Blackstone, through its subsidiaries, invests alongside its limited partners in a partnership and is entitled to its pro-rata share of the results of the fund (a “pro-rata allocation”). In addition to a pro-rata allocation, and assuming certain investment returns are achieved, Blackstone is entitled to a disproportionate allocation of the income otherwise allocable to the limited partners, commonly referred to as carried interest (“Performance Allocations”).

Performance Allocations are made to the general partner based on cumulative fund performance to date, subject to a preferred return to limited partners. At the end of each reporting period, the Partnership calculates the balance of accrued Performance Allocations (“Accrued Performance Allocations”) that would be due to the Partnership for each fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as Accrued Performance Allocations to reflect either (a) positive performance resulting in an increase in the Accrued Performance Allocation to the general partner or (b) negative performance that would cause the amount due to the Partnership to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the Accrued Performance Allocation to the general partner. In each scenario, it is necessary to calculate the Accrued Performance Allocation on cumulative results compared to the Accrued Performance Allocation recorded to date and make the required positive or negative adjustments. The Partnership ceases to record negative Performance Allocations once previously Accrued Performance Allocations for such fund have been fully reversed. The Partnership is not obligated to pay guaranteed returns or hurdles, and therefore, cannot have negative Performance Allocations over the life of a fund. Accrued Performance Allocations as of the reporting date are reflected in Investments in the Condensed Consolidated Statements of Financial Condition.

Performance Allocations are realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the preferred return or, in limited instances, after certain thresholds for return of capital are met. Performance Allocations are subject to clawback to the extent that the Performance Allocation received to date exceeds the amount due to Blackstone based on cumulative results. As such, the accrual for potential repayment of previously received Performance Allocations, which is a component of Due to Affiliates, represents all amounts previously distributed to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone carry funds if the Blackstone carry funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual clawback liability, however, generally does not become realized until the end of a fund’s life except for certain funds, including certain Blackstone real estate funds, multi-asset class investment funds and credit-focused funds, which may have an interim clawback liability.

Principal Investments include the unrealized and realized gains and losses on the Partnership’s principal investments, including its investments in Blackstone Funds that are not consolidated and receive pro-rata allocations, its equity method investments, and other principal investments. Income (Loss) on Principal Investments is realized when the Partnership redeems all or a portion of its investment or when the Partnership receives cash income, such as dividends or distributions. Unrealized Income (Loss) on Principal Investments results from changes in the fair value of the underlying investment as well as the reversal of unrealized gain (loss) at the time an investment is realized.

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

The Partnership has elected the fair value option for the assets of consolidated CLO vehicles. As permitted under GAAP, the Partnership measures the liabilities of consolidated CLO vehicles as (a) the sum of the fair value of the consolidated CLO assets and the carrying value of any nonfinancial assets held temporarily, less (b) the sum of the fair value of any beneficial interests retained by the Partnership (other than those that represent compensation for services) and the Partnership’s carrying value of any beneficial interests that represent compensation for services. As a result of this measurement alternative, there is no attribution of amounts to Non-Controlling Interests for consolidated CLO vehicles. Assets of the consolidated CLOs are presented within Investments within the Condensed Consolidated Statements of Financial Condition and Liabilities within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by non-consolidated affiliates. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income are presented within Net Gains from Fund Investment Activities. Expenses of consolidated CLO vehicles are presented in Fund Expenses.

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

Equity Method Investments

Investments in which the Partnership is deemed to exert significant influence, but not control, are accounted for using the equity method of accounting except in cases where the fair value option has been elected. Under the equity method of accounting, the Partnership’s share of earnings (losses) from equity method investments is included in Investment Income (Loss) in the Condensed Consolidated Statements of Operations.

In cases where the Partnership’s equity method investments provide for a disproportionate allocation of the profits and losses (as is the case with carry funds that include a Performance Allocation), the Partnership’s share of earnings (losses) from equity method investments is determined using a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, at the end of each reporting period the Partnership calculates the Accrued Performance Allocations that would be due to the Partnership for each fund pursuant to the fund agreements as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as Accrued Performance Allocations to reflect either (a) positive performance resulting in an increase in the Accrued Performance Allocation to the general partner, or (b) negative performance that would cause the amount due to the Partnership to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the Accrued Performance Allocation to the general partner. In each scenario, it is necessary to calculate the Accrued Performance Allocation on cumulative results compared to the Accrued Performance Allocation recorded to date and make the required positive or negative adjustments. The Partnership ceases to record negative Performance Allocations once previously Accrued Performance Allocations for such fund have been fully reversed. The Partnership is not obligated to pay guaranteed returns or hurdles, and therefore, cannot have negative Performance Allocations over the life of a fund. The carrying amounts of equity method investments are reflected in Investments in the Condensed Consolidated Statements of Financial Condition.

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

Compensation and Benefits — Incentive Fee Compensation — Incentive Fee Compensation consists of compensation paid based on Incentive Fees.

Compensation and Benefits — Performance Allocations Compensation — Performance Allocation Compensation consists of compensation paid based on Performance Allocations (which may be distributed in cash or in-kind). Such compensation expense is subject to both positive and negative adjustments. Unlike Performance Allocations, compensation expense is based on the performance of individual investments held by a fund rather than on a fund by fund basis. These amounts may also include allocations of investment income from Blackstone’s principal investments, to senior managing directors and employees participating in certain profit sharing initiatives.

Repurchase Agreements

Securities sold under agreements to repurchase (“repurchase agreements”), comprised primarily of U.S. and non-U.S. government and agency securities are asset-backed securities and corporate debt and represent collateralized financing transactions. Such transactions are recorded in the Condensed Consolidated Statements of Financial Condition at their contractual amounts and include accrued interest. The carrying value of repurchase agreements approximates fair value.

The Partnership manages credit exposure arising from repurchase agreements by, in appropriate circumstances, entering into master netting agreements and collateral arrangements with counterparties that provide the Partnership, in the event of a counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.

The Partnership also pledges its financial instruments to counterparties to collateralize repurchase agreements. Financial instruments pledged that can be repledged, delivered or otherwise used by the counterparty are recorded in Investments in the Condensed Consolidated Statements of Financial Condition. Additional disclosures relating to repurchase agreements are discussed in Note 10. “Repurchase Agreements”.

Blackstone does not offset assets and liabilities relating to repurchase agreements in its Condensed Consolidated Statements of Financial Condition. Additional disclosures relating to offsetting are discussed in Note 11. “Offsetting of Assets and Liabilities”.

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

For freestanding derivative contracts, the Partnership presents changes in fair value in current period earnings. Changes in the fair value of derivative instruments held by consolidated Blackstone Funds are reflected in Net Gains from Fund Investment Activities or, where derivative instruments are held by the Partnership, within Investment Income (Loss) in the Condensed Consolidated Statements of Operations. The fair value of freestanding derivative assets of the consolidated Blackstone Funds are recorded within Investments, the fair value of freestanding derivative assets that are not part of the consolidated Blackstone Funds are recorded within Other Assets and the fair value of freestanding derivative liabilities are recorded within Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition.

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

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (“FASB”) issued amended guidance on revenue from contracts with customers. The new guidance was effective for Blackstone beginning January 1, 2018 and was adopted on a full retrospective basis. The guidance requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity is required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved.

Blackstone has concluded that its Management and Advisory Fees and Incentive Fees are within the scope of the amended revenue recognition guidance. The adoption of the amended guidance did not have a material impact on the recognition of Management and Advisory Fees. For Incentive Fees, the amended guidance changes the presentation and delays the recognition of revenues compared to the prior accounting treatment. These amounts were previously recognized within Realized and Unrealized Performance Fees — Incentive Fees in the Condensed Consolidated Statements of Operations. Under the amended guidance, these amounts will be recognized separately within Incentive Fees. Blackstone recorded a net reduction to Partners’ Capital of $2.4 million and $1.9 million as of December 31, 2016 and December 31, 2017, respectively, as a result of adopting the amended guidance. For the three months ended March 31, 2017, the impact on Total Revenues, Net Income Attributable to The Blackstone Group L.P., Net Income Per Common Unit — Basic, and Net Income Per Common Unit — Diluted was a reduction of $26.0 million, $9.9 million, $0.02 per common unit, and $0.01 per common unit, respectively. Also, the reimbursement of certain costs incurred in the process of providing investment management services, primarily travel costs, that were previously presented net in the Condensed Consolidated Statements of Operations are presented gross under the amended guidance. For the three months ended March 31, 2017, these costs were $3.3 million and are presented in General, Administrative and Other Expenses with the related reimbursement presented in Management and Advisory Fees, Net in the Condensed Consolidated Statements of Operations.

Blackstone has concluded that investments made alongside its limited partners in a partnership which entitle Blackstone to a pro-rata allocation and a disproportionate Performance Allocation represent equity method investments that are not in the scope of the amended revenue recognition guidance. Therefore, effective January 1, 2018, Blackstone amended the recognition and measurement of Performance Allocations. This accounting change will not change the timing or amount of revenue recognized related to Performance Allocation arrangements. These amounts were previously recognized within Realized and Unrealized Performance Fees — Carried Interest and Incentive Fees in the Condensed Consolidated Statements of Operations. Under the equity method of accounting Blackstone recognizes Performance Allocations within Investment Income along with the allocations proportionate to Blackstone’s ownership interests in the Blackstone Funds. Blackstone applied a retrospective application consistent with the requirements for presentation of a change in accounting principle.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

In January 2016, the FASB issued amended guidance on the classification and measurement of financial instruments. The new guidance was effective for Blackstone beginning on January 1, 2018 and was adopted on a modified retrospective basis. However, changes to the accounting for equity securities without a readily determinable fair value will be applied prospectively as permitted under the guidance. This amended guidance did not have an impact on Blackstone’s financial statements as of and for the three months ended March 31, 2018.

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

In November 2016, the FASB issued amended guidance on classification and presentation of restricted cash on the statement of cash flows. The new guidance was effective for Blackstone beginning on January 1, 2018 and was adopted on a retrospective basis. Under the new guidance, reporting entities are required to explain the changes in the combined total of restricted and unrestricted balances in the statement of cash flows. Therefore, amounts generally described as restricted cash or restricted cash equivalents (hereinafter referred to as “restricted cash”) should be combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statement of cash flows. Reporting entities are also required to disclose how the statement of cash flows reconciles to the balance sheet in any situation in which the balance sheet includes more than one line item of cash, cash equivalents, and restricted cash. For the three months ended March 31, 2017 the new guidance resulted in an increase in Net Cash Provided by Operating Activities of $401.4 million, an increase in Net Cash Used In Investing Activities of $8.0 million, and an increase in Effect of Exchange Rate Changes on Cash and Cash Equivalents, Cash Held by Blackstone Funds, and Restricted Cash of $11.4 million. Additionally, the new guidance increased the December 31, 2016 Beginning of Period and March 31, 2017 End of Period balances by $1.0 billion and $1.4 billion, respectively, in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017.

3.	INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	March 31, 2018	December 31, 2017
Finite-Lived Intangible Assets / Contractual Rights	$1,594,876	$1,594,876
Accumulated Amortization	(1,199,540)	(1,185,048)

Intangible Assets, Net	$395,336	$409,828

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Amortization expense associated with Blackstone’s intangible assets was $14.5 million and $11.0 million for the three months ended March 31, 2018 and 2017, respectively.

Amortization of Intangible Assets held at March 31, 2018 is expected to be $57.9 million, $57.9 million, $57.9 million, $57.9 million, and $50.2 million for each of the years ending December 31, 2018, 2019, 2020, 2021, and 2022, respectively. Blackstone’s intangible assets as of March 31, 2018 are expected to amortize over a weighted-average period of 9.0 years.

4.	INVESTMENTS

Investments consist of the following:

	March 31, 2018	December 31, 2017
Investments of Consolidated Blackstone Funds	$7,560,831	$12,954,121
Equity Method Investments
Partnership Investments	3,511,982	3,263,131
Accrued Performance Allocations	5,914,150	5,328,280
Corporate Treasury Investments	2,449,863	2,566,043
Other Investments	326,737	322,474

	$19,763,563	$24,434,049

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $348.7 million and $488.4 million at March 31, 2018 and December 31, 2017, respectively.

Investments of Consolidated Blackstone Funds

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income — Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2018	2017
Realized Gains (Losses)	$(17,858)	$55,908
Net Change in Unrealized Gains (Losses)	97,241	(28,522)

Realized and Net Change in Unrealized Gains from Consolidated Blackstone Funds	79,383	27,386
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	31,216	38,746

Other Income — Net Gains from Fund Investment Activities	$110,599	$66,132

Equity Method Investments

Blackstone’s equity method investments include Partnership Investments, which represent the pro-rata investments, and any associated Accrued Performance Allocations in private equity funds, real estate funds, funds of

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

hedge funds and credit-focused funds. Partnership Investments also includes the 40% non-controlling interest in Pátria Investments Limited and Pátria Investimentos Ltda. (collectively, “Pátria”).

Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the three months ended March 31, 2018 and 2017, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.

Partnership Investments

Blackstone recognized net gains related to its Partnership Investments accounted for under the equity method of $162.5 million and $168.5 million for the three months ended March 31, 2018 and 2017, respectively.

Accrued Performance Allocations

Accrued Performance Allocations to the Partnership in respect of performance of certain Blackstone Funds were as follows:

	Private	Real	Hedge Fund
	Equity	Estate	Solutions	Credit	Total
Accrued Performance Allocations, December 31, 2017	$1,916,971	$2,859,307	$13,802	$538,200	$5,328,280
Performance Allocations as a Result of Changes in Fund Fair Values	474,439	357,680	7,072	38,724	877,915
Foreign Exchange Gain	—	19,814	—	—	19,814
Fund Distributions	(76,203)	(168,717)	(5,977)	(60,962)	(311,859)

Accrued Performance Allocations, March 31, 2018	$2,315,207	$3,068,084	$14,897	$515,962	$5,914,150

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

	Three Months Ended March 31,
	2018	2017
Realized Gains (Losses)	$2,339	$(5,681)
Net Change in Unrealized Gains (Losses)	(8,194)	30,480

	$(5,855)	$24,799

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Other Investments

Other Investments consist primarily of proprietary investment securities held by Blackstone. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in other investments:

	Three Months Ended March 31,
	2018	2017
Realized Gains	$112	$5
Net Change in Unrealized Gains (Losses)	(4,232)	5,488

	$(4,120)	$5,493

5.	NET ASSET VALUE AS FAIR VALUE

A summary of fair value by strategy type alongside the remaining unfunded commitments and ability to redeem such investments as of March 31, 2018 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)		Redemption Notice Period
Diversified Instruments	$270,119	$135	(a	)	(a	)
Credit Driven	135,370	268	(b	)	(b	)
Equity	55,082	—	(c	)	(c	)
Commodities	1,865	—	(d	)	(d	)

	$462,436	$403

(a)	Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 3% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 97% of investments in this category are redeemable as of the reporting date.
(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 51% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 49% of investments in this category are redeemable as of the reporting date.
(c)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 100% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date.
(d)	The Commodities category includes investments in commodities-focused funds that primarily invest in futures and physical-based commodity driven strategies. Investments representing 100% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

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

Blackstone uses foreign currency forward contracts to hedge portions of Blackstone’s net investments in foreign operations. The gains and losses due to change in fair value attributable to changes in spot exchange rates on foreign currency derivatives designated as net investment hedges were recognized in Other Comprehensive Income, Net of Tax — Currency Translation Adjustment. For the three months ended March 31, 2018 the resulting loss was $1.4 million. During the three months ended March 31, 2018, Blackstone deconsolidated the foreign investment vehicle for which the foreign currency derivatives were designated as net investment hedges. As a result, $0.8 million was reclassified from Accumulated Other Comprehensive Loss on the Condensed Consolidated Statement of Financial Condition to Other Revenue on the Condensed Consolidated Statement of Operations. Following their de-designation, these foreign currency derivatives will be presented as freestanding derivatives.

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

	March 31, 2018				December 31, 2017
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Net Investment Hedges
Foreign Currency Contracts	$—	$—	$—	$—	$—	$—	$50,857	$453

Freestanding Derivatives
Blackstone
Interest Rate Contracts	404,005	570	1,599,198	63,103	225,550	2,042	1,530,751	27,275
Foreign Currency Contracts	465,677	2,151	345,181	1,093	279,050	2,097	296,252	2,975
Credit Default Swaps	446	50	1,852	264	2,073	304	2,073	304
Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	101,863	2,922	33,380	1,014	493,181	24,087	264,693	5,628
Credit Default Swaps	35,768	1,819	40,570	4,319	45,670	3,731	45,582	5,163
Total Return Swaps	27,520	772	—	—	25,645	526	—	—

	1,035,279	8,284	2,020,181	69,793	1,071,169	32,787	2,139,351	41,345

	$1,035,279	$8,284	$2,020,181	$69,793	$1,071,169	$32,787	$2,190,208	$41,798

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended March 31,
	2018	2017
Net Investment Hedges — Foreign Currency Contracts
Hedge Ineffectiveness	$(8)	$(22)

Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$1,621	$(940)
Foreign Currency Contracts	(4,083)	1,420
Credit Default Swaps	(401)	5
Total Return Swaps	1	—

	$(2,862)	$485

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	$(37,300)	$(217)
Foreign Currency Contracts	(3,728)	(1,960)
Credit Default Swaps	(127)	1,947
Total Return Swaps	57	—

	$(41,098)	$(230)

As of March 31, 2018 and December 31, 2017, the Partnership had not designated any derivatives as cash flow hedges.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

7.	FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	March 31, 2018	December 31, 2017
Assets
Loans and Receivables	$163,135	$239,659
Equity and Preferred Securities	476,499	475,485
Debt Securities	489,950	418,061
Assets of Consolidated CLO Vehicles
Corporate Loans	6,057,153	10,825,759
Corporate Bonds	—	690,125
Other	—	458

	$7,186,737	$12,649,547

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes
Loans Payable	$5,612,150	$10,594,656
Due to Affiliates	3,269	996
Subordinated Notes
Loans Payable	150,220	703,164
Due to Affiliates	65,334	40,390

	$5,830,973	$11,339,206

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Three Months Ended March 31,
	2018		2017
	Realized Gains (Losses)	Net Change in Unrealized Gains	Realized Gains	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$—	$—	$7,418
Equity and Preferred Securities	—	228	—	13,109
Debt Securities	812	581	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	(5,473)	18,850	1,872	(11,389)
Corporate Bonds	(24,056)	9,693	5,634	(5,874)
Other	—	6	—	—

	$(28,717)	$29,358	$7,506	$3,264

Liabilities
Liabilities of Consolidated CLO Vehicles
Subordinated Notes	$—	$43,614	$—	$7,912

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents information for those financial instruments for which the fair value option was elected:

	March 31, 2018			December 31, 2017
		For Financial Assets Past Due (a)			For Financial Assets Past Due (a)
	Excess of Fair Value Over Principal	Fair Value	Excess of Fair Value Over Principal	Excess (Deficiency) of Fair Value Over Principal	Fair Value	(Deficiency) of Fair Value Over Principal
Loans and Receivables	$1,215	$—	$—	$1,207	$—	$—
Debt Securities	78	—	—	(372)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	19,027	—	—	(13,495)	57,778	(19,633)
Corporate Bonds	—	—	—	(21,455)	—	—

	$20,320	$—	$—	$(34,115)	$57,778	$(19,633)

(a)	Corporate Loans and Corporate Bonds within CLO assets are classified as past due if contractual payments are more than one day past due.

As of March 31, 2018 and December 31, 2017, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status. As of March 31, 2018 and December 31, 2017, no Corporate Bonds included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual status.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy:

	March 31, 2018
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents — Money Market Funds	$492,345	$—	$—	$—	$492,345

Investments
Investments of Consolidated Blackstone Funds (a)
Investment Funds	—	—	—	124,736	124,736
Equity Securities	57,381	52,225	140,272	—	249,878
Partnership and LLC Interests	—	1,956	327,949	—	329,905
Debt Instruments	—	709,597	84,049	—	793,646
Freestanding Derivatives
Foreign Currency Contracts	—	2,922	—	—	2,922
Credit Default Swaps	—	1,819	—	—	1,819
Total Return Swaps	—	772	—	—	772
Assets of Consolidated CLO Vehicles — Corporate Loans	—	5,646,272	410,881	—	6,057,153

Total Investments of Consolidated Blackstone Funds	57,381	6,415,563	963,151	124,736	7,560,831

Corporate Treasury Investments
Equity Securities	281,273	—	—	—	281,273
Debt Instruments	—	1,830,676	19,946	—	1,850,622
Other	—	—	—	317,968	317,968

Total Corporate Treasury Investments	281,273	1,830,676	19,946	317,968	2,449,863

Other Investments	195,685	13,917	97,403	19,732	326,737

Total Investments	534,339	8,260,156	1,080,500	462,436	10,337,431

Accounts Receivable — Loans and Receivables	—	—	163,135	—	163,135

Other Assets
Freestanding Derivatives
Interest Rate Contracts	303	267	—	—	570
Foreign Currency Contracts	—	2,151	—	—	2,151
Credit Default Swaps	—	50	—	—	50

Total Other Assets	303	2,468	—	—	2,771

	$1,026,987	$8,262,624	$1,243,635	$462,436	$10,995,682

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	March 31, 2018
	Level I	Level II	Level III	Total
Liabilities
Loans Payable — Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	$—	$5,612,150	$—	$5,612,150
Subordinated Notes (b)	—	150,220	—	150,220

Total Loans Payable	—	5,762,370	—	5,762,370

Due to Affiliates — Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	—	3,269	—	3,269
Subordinated Notes (b)	—	65,334	—	65,334

Total Due to Affiliates	—	68,603	—	68,603

Securities Sold, Not Yet Purchased	—	167,457	—	167,457

Accounts Payable, Accrued Expenses and Other Liabilities
Liabilities of Consolidated Blackstone Funds — Freestanding Derivatives (a)
Foreign Currency Contracts	—	1,014	—	1,014
Credit Default Swaps	—	4,319	—	4,319

Total Liabilities of Consolidated Blackstone Funds	—	5,333	—	5,333

Freestanding Derivatives
Interest Rate Contracts	1,369	61,734	—	63,103
Foreign Currency Contracts	—	1,093	—	1,093
Credit Default Swaps	—	264	—	264

Total Freestanding Derivatives	1,369	63,091	—	64,460

Total Accounts Payable, Accrued Expenses and Other Liabilities	1,369	68,424	—	69,793

	$1,369	$6,066,854	$—	$6,068,223

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

The following table summarizes the fair value transfers between Level I and Level II for positions that existed as of March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
	2018	2017
Transfers from Level I into Level II (a)	$—	$	—
Transfers from Level II into Level I (b)	$447	$	—

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(a)	Transfers out of Level I represent those financial instruments for which restrictions exist and adjustments were made to an otherwise observable price to reflect fair value at the reporting date.
(b)	Transfers into Level I represent those financial instruments for which an unadjusted quoted price in an active market became available for the identical asset.

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of March 31, 2018:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities	$100,064	Discounted Cash Flows	Discount Rate	7.1% - 32.1%	12.8%
			Revenue CAGR	-1.2% - 41.0%	7.3%
			Book Value Multiple	1.0x - 9.5x	7.9x
			Exit Capitalization Rate	5.0% - 11.4%	8.2%
			Exit Multiple - EBITDA	2.8x - 16.0x	10.0x
			Exit Multiple - NOI	8.8x - 12.5x	10.5x
			Exit Multiple - P/E	10.0x - 17.0x	14.3x
	851	Market Comparable Companies	Book Value Multiple Exit Multiple - EBITDA	0.8x - 0.9x 8.0x	0.9x N/A
	23,468	Other	N/A	N/A	N/A
	15,889	Transaction Price	N/A	N/A	N/A
Partnership and LLC Interests	298,692	Discounted Cash Flows	Discount Rate	4.6% - 26.5%	9.8%
			Revenue CAGR	-2.1% - 54.4%	7.6%
			Book Value Multiple	8.5x - 9.3x	9.1x
			Exit Capitalization Rate	1.5% - 25.0%	5.7%
			Exit Multiple - EBITDA	0.1x - 16.6x	9.6x
			Exit Multiple - NOI	12.5x	N/A
	530	Market Comparable Companies	Book Value Multiple	1.0x	N/A
	20,122	Other	N/A	N/A	N/A
	677	Third Party Pricing	N/A	N/A	N/A
	7,928	Transaction Price	N/A	N/A	N/A
Debt Instruments	19,567	Discounted Cash Flows	Discount Rate	8.2% - 20.0%	9.9%
			Revenue CAGR	6.6%	N/A
			Exit Capitalization Rate	4.2% - 8.3%	6.6%
			Exit Multiple - NOI	12.0x	N/A
	62,392	Third Party Pricing	N/A	N/A	N/A
	2,090	Transaction Price	N/A	N/A	N/A
Assets of Consolidated CLO Vehicles	38	Discounted Cash Flows	Discount Rate	9.0%	N/A
	410,843	Third Party Pricing	N/A	N/A	N/A

Total Investments of Consolidated Blackstone Funds	963,151

continued …

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Corporate Treasury Investments	$11,092	Discounted Cash Flows	Discount Rate	0.3% - 5.9%	4.8%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	30.0% - 70.0%	67.3%
			Reinvestment Rate	LIBOR + 400 bps	N/A
	8,854	Third Party Pricing	N/A	N/A	N/A
Loans and Receivables	163,135	Discounted Cash Flows	Discount Rate	8.4% - 10.1%	9.1%
Other Investments	66,973	Discounted Cash Flows	Discount Rate	0.0% - 15.0%	2.0%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	70.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
	30,430	Transaction Price	N/A	N/A	N/A

	$1,243,635

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2017:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities	$91,753	Discounted Cash Flows	Discount Rate	7.1% - 31.4%	12.6%
			Revenue CAGR	1.0% - 49.4%	7.1%
			Exit Capitalization Rate	5.0% - 11.4%	8.5%
			Exit Multiple - EBITDA	4.0x - 16.0x	9.9x
			Exit Multiple - NOI	8.8x - 12.5x	10.5x
			Exit Multiple - P/E	9.5x - 17.0x	11.0x
	862	Market Comparable Companies	Book Value Multiple	0.8x - 0.9x	0.9x
			Exit Multiple - EBITDA	8.0x	N/A
	17,536	Other	N/A	N/A	N/A
	21,716	Transaction Price	N/A	N/A	N/A
Partnership and LLC Interests	293,744	Discounted Cash Flows	Discount Rate	4.6% - 26.5%	9.8%
			Revenue CAGR	-22.2% - 71.5%	8.4%
			Exit Capitalization Rate	3.1% - 10.0%	5.7%
			Exit Multiple - EBITDA	0.1x - 15.0x	8.6x
			Exit Multiple - NOI	12.5x	N/A
	530	Market Comparable Companies	Book Value Multiple	1.0x	N/A
	22,346	Other	N/A	N/A	N/A
	758	Third Party Pricing	N/A	N/A	N/A
	14,070	Transaction Price	N/A	N/A	N/A
Debt Instruments	6,122	Discounted Cash Flows	Discount Rate	6.6% - 18.4%	9.6%
			Revenue CAGR	7.7%	N/A
			Exit Capitalization Rate	8.3%	N/A
			Exit Multiple - NOI	12.0x	N/A
	50,136	Third Party Pricing	N/A	N/A	N/A
	1,897	Transaction Price	N/A	N/A	N/A

Assets of Consolidated CLO Vehicles	8,277	Market Comparable Companies	EBITDA Multiple	7.0x	N/A
	499,624	Third Party Pricing	N/A	N/A	N/A

Total Investments of Consolidated Blackstone Funds	1,029,371
Corporate Treasury Investments	8,886	Discounted Cash Flows	Discount Rate	5.1% - 6.3%	5.4%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	30.0% - 70.0%	68.1%
			Reinvestment Rate	LIBOR + 400 bps	N/A
	15,363	Third Party Pricing	N/A	N/A	N/A
Loans and Receivables	239,659	Discounted Cash Flows	Discount Rate	7.1% - 10.3%	8.8%
Other Investments	65,821	Discounted Cash Flows	Discount Rate	0.7% - 13.0%	2.2%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	70.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps -	LIBOR + 401
				LIBOR + 413 bps	bps
	29,572	Transaction Price	N/A	N/A	N/A

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

Since December 31, 2017, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investment Income (Loss) or Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations.

	Level III Financial Assets at Fair Value Three Months Ended March 31,
	2018				2017
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total
Balance, Beginning of Period	$1,029,371	$239,659	$119,642	$1,388,672	$685,873	$211,359	$130,588	$1,027,820
Transfer In Due to Consolidation and Acquisition	50,043	—	—	50,043	—	—	—	—
Transfer Out Due to Deconsolidation	(217,182)	—	—	(217,182)	—	—	—	—
Transfer In to Level III (b)	117,089	—	—	117,089	47,866	—	9,923	57,789
Transfer Out of Level III (b)	(101,336)	—	(8,068)	(109,404)	(121,193)	—	(6,080)	(127,273)
Purchases	193,859	76,663	4,486	275,008	157,904	69,483	12,447	239,834
Sales	(133,311)	(153,194)	(175)	(286,680)	(112,814)	(176,160)	(10,032)	(299,006)
Settlements	—	(3,683)	(4)	(3,687)	—	(2,491)	(100)	(2,591)
Changes in Gains Included in Earnings and Other Comprehensive Income	24,618	3,690	1,468	29,776	28,330	9,865	1,687	39,882

Balance, End of Period	$963,151	$163,135	$117,349	$1,243,635	$685,966	$112,056	$138,433	$936,455

Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	$19,119	$3,691	$(251)	$22,559	$3,197	$9,864	$339	$13,400

(a)	Represents corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.

There were no Level III financial liabilities as of and for the three months ended March 31, 2018 and 2017.

9.	VARIABLE INTEREST ENTITIES

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

During the three months ended March 31, 2018, the Partnership’s ownership interest in certain CLO and other vehicles originated outside of the U.S. was diluted such that the Partnership determined that it was no longer the primary beneficiary of these VIEs and deconsolidated these vehicles. As of the date of deconsolidation, the Partnership’s Total Assets, Total Liabilities and Non-Controlling Interests in Consolidated Entities were reduced by $8.9 billion, $8.7 billion and $196.1 million, respectively. The Partnership will continue to receive management fees and Performance Allocations from these vehicles following the dilution of its ownership interest.

The Partnership holds variable interests in certain VIEs which are not consolidated as it is determined that the Partnership is not the primary beneficiary. The Partnership’s involvement with such entities is in the form of direct equity interests and fee arrangements. The maximum exposure to loss represents the loss of assets recognized by Blackstone relating to non-consolidated entities, any amounts due to non-consolidated entities and any clawback obligation relating to previously distributed Performance Allocations. The assets and liabilities recognized in the Partnership’s Condensed Consolidated Statements of Financial Condition related to the Partnership’s interest in these non-consolidated VIEs and the Partnership’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	March 31, 2018	December 31, 2017
Investments	$942,102	$805,501
Accounts Receivable	17,736	15,760
Due from Affiliates	211,763	81,465

Total VIE Assets	1,171,601	902,726
Due to Affiliates	80	179
Potential Clawback Obligation	102,907	98,331

Maximum Exposure to Loss	$1,274,588	$1,001,236

10.	REPURCHASE AGREEMENTS

At March 31, 2018, the Partnership pledged securities with a carrying value of $171.2 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables provide information regarding the Partnership’s Repurchase Agreements obligation by type of collateral pledged:

	March 31, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$25,185	$69,960	$47,374	$142,519

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$142,519

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

	December 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$22,756	$96,084	$—	$118,840

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$118,840

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

11.	OFFSETTING OF ASSETS AND LIABILITIES

The following tables present the offsetting of assets and liabilities as of March 31, 2018:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$5,591	$3,135	$—	$2,456

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Pledged	Net Amount
Liabilities
Freestanding Derivatives	$69,793	$3,135	$3,783	$62,875
Repurchase Agreements	142,519	142,519	—	—

	$212,312	$145,654	$3,783	$62,875

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

Repurchase Agreements are presented separately on the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	March 31, 2018	December 31, 2017
Furniture, Equipment and Leasehold Improvements, Net	$123,973	$126,566
Prepaid Expenses	90,104	78,723
Other Assets	19,558	32,965
Freestanding Derivatives	2,771	4,443

	$236,406	$242,697

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition and are not a significant component thereof.

Notional Pooling Arrangement

Blackstone has a notional cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of March 31, 2018, the aggregate cash balance on deposit relating to the cash pooling arrangement was $1.1 billion, which was offset with an accompanying overdraft of $1.1 billion.

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

	March 31, 2018		December 31, 2017
Senior Notes	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
5.875%, Due 3/15/2021	$398,620	$429,480	$398,514	$438,320
4.750%, Due 2/15/2023	394,389	422,080	394,137	434,200
6.250%, Due 8/15/2042	238,069	314,100	238,019	328,200
5.000%, Due 6/15/2044	488,588	551,700	488,536	574,100
4.450%, Due 7/15/2045	343,953	358,610	343,925	372,575
2.000%, Due 5/19/2025	364,305	392,099	355,425	385,433
1.000%, Due 10/5/2026	727,645	720,657	709,871	711,440
3.150%, Due 10/2/2027	296,477	286,590	296,399	295,320
4.000%, Due 10/2/2047	290,031	286,710	289,989	296,940

	$3,542,077	$3,762,026	$3,514,815	$3,836,528

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.

Included within Loans Payable and Due to Affiliates within the Condensed Consolidated Statements of Financial Condition are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. Borrowings through the consolidated CLO vehicles consisted of the following:

	March 31, 2018				December 31, 2017
	Borrowing Outstanding	Weighted- Average Interest Rate		Weighted- Average Remaining Maturity in Years	Borrowing Outstanding	Weighted- Average Interest Rate	Weighted- Average Remaining Maturity in Years
Senior Secured Notes	$5,615,425	3.41%		5.4	$10,689,240	2.35%	4.1
Subordinated Notes	284,735	(a	)	N/A	894,367	(a)	N/A

	$5,900,160				$11,583,607

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Senior Secured Notes and Subordinated Notes comprise the following amounts:

	March 31, 2018			December 31, 2017
	Fair Value	Amounts Due to Non- Consolidated Affiliates		Fair Value	Amounts Due to Non- Consolidated Affiliates
		Borrowing Outstanding	Fair Value		Borrowing Outstanding	Fair Value
Senior Secured Notes	$5,615,419	$3,250	$3,269	$10,595,652	$1,000	$996
Subordinated Notes	215,554	111,659	65,334	743,554	53,400	40,390

	$5,830,973	$114,909	$68,603	$11,339,206	$54,400	$41,386

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of March 31, 2018 and December 31, 2017, the fair value of the consolidated CLO assets was $6.8 billion and $13.4 billion, respectively. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities.

Scheduled principal payments for borrowings as of March 31, 2018 were as follows:

	Operating Borrowings	Blackstone Fund Facilities/CLO Vehicles	Total Borrowings
2018	$—	$2,819	$2,819
2019	—	—	—
2020	—	—	—
2021	400,000	—	400,000
2022	—	—	—
Thereafter	3,207,000	5,900,160	9,107,160

	$3,607,000	$5,902,979	$9,509,979

13.	INCOME TAXES

Blackstone’s effective tax rate was 6.1% and 5.4% for the three months ended March 31, 2018 and 2017, respectively. Blackstone’s income tax provision was $54.5 million and $57.4 million for the three months ended March 31, 2018 and 2017, respectively.

The Blackstone Group L.P. and certain of its subsidiaries operate in the U.S. as partnerships for income tax purposes (partnerships generally are not subject to federal income taxes) and generally as corporate entities in non-U.S. jurisdictions. Blackstone’s effective tax rate for the three months ended March 31, 2018 and 2017 was substantially due to the fact that certain corporate subsidiaries are subject to federal, state, local and foreign income taxes (as applicable) and other subsidiaries are subject to New York City unincorporated business taxes.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

14.	NET INCOME PER COMMON UNIT

Basic and diluted net income per common unit for the three months ended March 31, 2018 and March 31, 2017 was calculated as follows:

	Three Months Ended March 31,
	2018	2017
Net Income for Per Common Unit Calculations
Net Income Attributable to The Blackstone Group L.P., Basic	$367,872	$451,909
Incremental Net Income from Assumed Exchange of Blackstone Holdings Partnership Units	278,746	363,753

Net Income Attributable to The Blackstone Group L.P., Diluted	$646,618	$815,662

Units Outstanding
Weighted-Average Common Units Outstanding, Basic	674,479,140	660,939,708
Weighted-Average Unvested Deferred Restricted Common Units	198,934	809,184
Weighted-Average Blackstone Holdings Partnership Units	535,895,780	537,758,091

Weighted-Average Common Units Outstanding, Diluted	1,210,573,854	1,199,506,983

Net Income Per Common Unit, Basic	$0.55	$0.68

Net Income Per Common Unit, Diluted	$0.53	$0.68

Distributions Declared Per Common Unit (a)	$0.85	$0.47

(a)	Distributions declared reflects the calendar date of the declaration for each distribution.

Unit Repurchase Program

In January 2008, Blackstone announced that the Board of Directors of its general partner, Blackstone Group Management L.L.C., had authorized the repurchase by Blackstone of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units.

During the three month periods ended March 31, 2018 and 2017, no units were repurchased. As of March 31, 2018, the amount remaining available for repurchases under this program was $335.8 million.

On April 16, 2018 Blackstone announced that its Board of Directors authorized the repurchase of up to $1.0 billion of common units and Blackstone Holdings partnership units, increasing the $335.8 million of repurchase authorization remaining under the prior authorization. Under the unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The unit repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.

15.	EQUITY-BASED COMPENSATION

The Partnership has granted equity-based compensation awards to Blackstone’s senior managing directors, non-partner professionals, non-professionals and selected external advisers under the Partnership’s 2007 Equity

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Incentive Plan (the “Equity Plan”), the majority of which to date were granted in connection with Blackstone’s initial public offering (“IPO”). The Equity Plan allows for the granting of options, unit appreciation rights or other unit-based awards (units, restricted units, restricted common units, deferred restricted common units, phantom restricted common units or other unit-based awards based in whole or in part on the fair value of the Blackstone common units or Blackstone Holdings Partnership Units) which may contain certain service or performance requirements. As of January 1, 2018, the Partnership had the ability to grant 172,155,134 units under the Equity Plan.

For the three months ended March 31, 2018 and March 31, 2017, the Partnership recorded compensation expense of $92.2 million and $91.3 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $14.5 million and $14.1 million, respectively.

As of March 31, 2018, there was $944.6 million of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 4.2 years.

Total vested and unvested outstanding units, including Blackstone common units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,205,550,044 as of March 31, 2018. Total outstanding unvested phantom units were 44,850 as of March 31, 2018.

A summary of the status of the Partnership’s unvested equity-based awards as of March 31, 2018 and of changes during the period January 1, 2018 through March 31, 2018 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2017	30,023,189	$35.26	9,019,974	$30.03	44,196	$31.85
Granted	1,976,399	32.02	3,248,577	32.52	117	33.43
Vested	(2,091,413)	36.64	(3,240,593)	30.51	(151)	32.99
Forfeited	—	—	(59,235)	30.20	—	—

Balance, March 31, 2018	29,908,175	$34.95	8,968,723	$30.74	44,162	$33.16

Units Expected to Vest

The following unvested units, after expected forfeitures, as of March 31, 2018, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	26,046,981	3.7
Deferred Restricted Blackstone Common Units	7,729,930	2.3

Total Equity-Based Awards	33,776,911	3.4

Phantom Units	36,235	2.7

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

16.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Due from Affiliates and Due to Affiliates consisted of the following:

	March 31, 2018	December 31, 2017
Due from Affiliates
Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees Principally for Investments in Blackstone Funds	$407,496	$410,877
Amounts Due from Portfolio Companies and Funds	389,233	587,955
Management Fees and Performance Allocations Due from Non-Consolidated Funds	574,214	594,484
Payments Made on Behalf of Non-Consolidated Entities	475,313	355,766
Investments Redeemed in Non-Consolidated Funds of Hedge Funds	5,027	77,943
Accrual for Potential Clawback of Previously Distributed	1,113	1,112

	$1,852,396	$2,028,137

	March 31, 2018	December 31, 2017
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$736,509	$715,734
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	52,464	87,829
Distributions Received on Behalf of Blackstone Entities	1,181	38,789
Payments Made by Non-Consolidated Entities	69,421	51,249
Due to Note Holders of Consolidated CLO Vehicles	68,603	41,386
Accrual for Potential Repayment of Previously Received Performance Allocations	2,172	2,171

	$930,350	$937,158

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties

The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of March 31, 2018 and December 31, 2017, such investments aggregated $840.9 million and $813.2 million, respectively. Their share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $28.9 million and $30.6 million for the three months ended March 31, 2018 and 2017, respectively.

Loans to Affiliates

Loans to affiliates consist of interest bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $1.3 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Contingent Repayment Guarantee

Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of March 31, 2018. See Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.

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

In addition, on occasion, certain of Blackstone’s executive officers and employee directors and their families may make personal use of aircraft in which Blackstone owns a fractional interest, as well as other assets of Blackstone. Any such personal use of Blackstone assets is charged to the executive officer or employee director based on market rates and usage. Personal use of Blackstone resources is also reimbursed to Blackstone based on market rates.

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

Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $736.5 million over the next 15 years. The after-tax net present value of these estimated payments totals $265.3 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

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

Commitments

Investment Commitments

Blackstone had $2.3 billion of investment commitments as of March 31, 2018 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $397.3 million as of March 31, 2018 which includes $52.3 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $12.4 million as of March 31, 2018.

The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to Blackstone International Partners LLP. The amount guaranteed as of March 31, 2018 was $178.4 million.

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

Contingent Obligations (Clawback)

Performance Allocations are subject to clawback to the extent that the Performance Allocations received to date with respect to a fund exceeds the amount due to Blackstone based on cumulative results of that fund. The actual clawback liability, however, generally does not become realized until the end of a fund’s life except for certain Blackstone real estate funds, multi-asset class investment funds and credit-focused funds, which may have an interim clawback liability. The lives of the carry funds, including available contemplated extensions, for which a liability for potential clawback obligations has been recorded for financial reporting purposes, are currently anticipated to expire at various points through 2028. Further extensions of such terms may be implemented under given circumstances.

For financial reporting purposes, when applicable, the general partners record a liability for potential clawback obligations to the limited partners of some of the carry funds due to changes in the unrealized value of a fund’s remaining investments and where the fund’s general partner has previously received Performance Allocation distributions with respect to such fund’s realized investments.

The following table presents the clawback obligations by segment:

	March 31, 2018			December 31, 2017
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Credit	$1,059	$1,113	$2,172	$1,059	$1,112	$2,171

For Private Equity, Real Estate, and certain Credit Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At March 31, 2018, $669.3 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

In the Credit segment, payment of Performance Allocations to the Partnership by the majority of the stressed/distressed, mezzanine and credit alpha strategies funds is substantially deferred under the terms of the partnership

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.

If, at March 31, 2018, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $6.5 billion, on an after-tax basis where applicable, of which Blackstone Holdings is potentially liable for $5.9 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.

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

•

Real Estate — Blackstone’s Real Estate segment primarily comprises its management of global, European-focused and Asian-focused opportunistic real estate funds, high yield real estate debt funds, liquid real estate debt funds, core+ real estate funds, a NYSE-listed REIT and a non-exchange traded REIT.

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

Blackstone uses Economic Income as a key measure of value creation, a benchmark of its performance and in making resource deployment and compensation decisions across its four segments. Economic Income represents segment net income before taxes excluding transaction-related charges. Transaction-related charges arise from Blackstone’s IPO and certain long-term retention programs outside of annual deferred compensation and other

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

corporate actions, including acquisitions. Transaction-related charges include certain equity-based compensation charges, the amortization of intangible assets and contingent consideration associated with acquisitions. For segment reporting purposes, Performance Allocations and Incentive Fees are presented together and referred to collectively as Performance Revenues.

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

The following table presents the financial data for Blackstone’s four segments as of and for the three months ended March 31, 2018 and 2017.

	March 31, 2018 and the Three Months Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total Segments
Revenues
Management and Advisory Fees, Net
Base Management Fees	$182,961	$226,526	$129,228	$168,441	$707,156
Transaction, Advisory and Other Fees, Net	11,094	23,088	345	2,539	37,066
Management Fee Offsets	(3,193)	(1,668)	—	(3,317)	(8,178)

Total Management and Advisory Fees, Net	190,862	247,946	129,573	167,663	736,044

Performance Revenues
Realized Incentive Fees	—	4,375	8,171	20	12,566
Realized Performance Allocations	77,123	151,309	2,006	39,204	269,642
Unrealized Performance Allocations	397,316	226,442	5,061	(480)	628,339

Total Performance Revenues	474,439	382,126	15,238	38,744	910,547

Principal Investment Income (Loss)
Realized	6,338	14,690	640	7,025	28,693
Unrealized	17,368	2,687	440	(6,517)	13,978

Total Principal Investment Income	23,706	17,377	1,080	508	42,671
Interest and Dividend Revenue	8,543	15,128	4,812	7,902	36,385
Other	(16,408)	(21,497)	(10,288)	(12,701)	(60,894)

Total Revenues	681,142	641,080	140,415	202,116	1,664,753

Expenses
Compensation	99,729	112,824	50,300	73,474	336,327
Performance Compensation
Realized Incentive Fees	—	2,210	4,034	418	6,662
Realized Performance Allocations	33,045	54,183	2,415	22,419	112,062
Unrealized Performance Allocations	178,802	79,170	2,186	(5,723)	254,435

Total Compensation and Benefits	311,576	248,387	58,935	90,588	709,486
Interest Expense	10,133	14,149	6,271	7,685	38,238
Other Operating Expenses	31,151	29,417	18,785	27,739	107,092

Total Expenses	352,860	291,953	83,991	126,012	854,816

Economic Income	$328,282	$349,127	$56,424	$76,104	$809,937

Segment Assets	$6,579,983	$7,569,600	$2,092,808	$3,777,269	$20,019,660

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended March 31, 2017
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total Segments
Revenues
Management and Advisory Fees, Net
Base Management Fees	$176,706	$197,879	$128,468	$139,905	$642,958
Transaction, Advisory and Other Fees, Net	16,176	21,279	259	2,508	40,222
Management Fee Offsets	(12,190)	(3,550)	—	(17,859)	(33,599)

Total Management and Advisory Fees, Net	180,692	215,608	128,727	124,554	649,581

Performance Revenues
Realized Incentive Fees	—	2,882	14,087	29,542	46,511
Realized Performance Allocations	582,681	519,873	597	8,797	1,111,948
Unrealized Performance Allocations	(184,478)	(8,046)	18,815	49,631	(124,078)

Total Performance Revenues	398,203	514,709	33,499	87,970	1,034,381

Principal Investment Income (Loss)
Realized	81,294	119,579	(632)	2,653	202,894
Unrealized	(40,522)	(83,853)	18,293	7,147	(98,935)

Total Principal Investment Income	40,772	35,726	17,661	9,800	103,959
Interest and Dividend Revenue	6,661	12,094	3,997	5,744	28,496
Other	(1,800)	(3,150)	(1,610)	(1,727)	(8,287)

Total Revenues	624,528	774,987	182,274	226,341	1,808,130

Expenses
Compensation	83,603	102,702	47,604	55,118	289,027
Performance Compensation
Realized Incentive Fees	—	1,333	7,014	14,118	22,465
Realized Performance Allocations	181,633	179,956	303	4,586	366,478
Unrealized Performance Allocations	(39,356)	17,792	6,422	22,675	7,533

Total Compensation and Benefits	225,880	301,783	61,343	96,497	685,503
Interest Expense	10,427	14,635	6,543	7,845	39,450
Other Operating Expenses	27,761	30,864	16,379	21,458	96,462

Total Expenses	264,068	347,282	84,265	125,800	821,415

Economic Income	$360,460	$427,705	$98,009	$100,541	$986,715

The following table reconciles the Total Segments to Blackstone’s Income Before Provision for Taxes and Total Assets as of and for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Total Segments	Consolidation Adjustments and Reconciling Items	Blackstone Consolidated	Total Segments	Consolidation Adjustments and Reconciling Items	Blackstone Consolidated
Revenues	$1,664,753	$104,378(a)	$1,769,131	$1,808,130	$106,588(a)	$1,914,718
Expenses	$854,816	$128,115(b)	$982,931	$821,415	$100,358(b)	$921,773
Other Income	$—	$110,599(c)	$110,599	$—	$66,132(c)	$66,132
Economic Income	$809,937	$86,862(d)	$896,799	$986,715	$72,362(d)	$1,059,077
Total Assets	$20,019,660	$7,913,715(e)	$27,933,375

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(a)	The Revenues adjustment represents management fees and performance revenues earned from Blackstone Funds that were eliminated in consolidation to arrive at Blackstone consolidated revenues and non-segment related Investment Income (Loss), which is included in Blackstone consolidated revenues.
(b)	The Expenses adjustment represents the addition of expenses of the consolidated Blackstone Funds to the Blackstone unconsolidated expenses, amortization of intangibles and expenses related to transaction-related equity-based compensation.
(c)	The Other Income adjustment results from the following:

	Three Months Ended March 31,
	2018	2017
Fund Management Fees and Performance Revenues Eliminated in Consolidation and Transactional Investment Loss	$(100,203)	$(102,701)
Fund Expenses Added in Consolidation	54,985	24,872
Income Associated with Non-Controlling Interests of Consolidated Entities	154,224	140,685
Transaction-Related Other Income	1,593	3,276

Total Consolidation Adjustments and Reconciling Items	$110,599	$66,132

(d)	The reconciliation of Economic Income to Income Before Provision for Taxes as reported in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended March 31,
	2018	2017
Economic Income	$809,937	$986,715

Adjustments
Amortization of Intangibles	(14,873)	(11,344)
Transaction-Related Charges	(52,489)	(56,979)
Income Associated with Non-Controlling Interests of Consolidated Entities	154,224	140,685

Total Consolidation Adjustments and Reconciling Items	86,862	72,362

Income Before Provision for Taxes	$896,799	$1,059,077

(e)	The Total Assets adjustment represents the addition of assets of the consolidated Blackstone Funds to the Blackstone unconsolidated assets to arrive at Blackstone consolidated assets.

19.	SUBSEQUENT EVENTS

On April 9, 2018, Blackstone concluded its investment sub-advisory relationship with FS Investments’ funds, as previously announced. As part of the transaction, Blackstone received proceeds from FS Investments of $580.9 million which will be recorded as Revenues within the Condensed Consolidated Statement of Operations for the three months ending June 30, 2018.

ITEM 1A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	March 31, 2018
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$1,746,948	$—	$—	$1,746,948
Cash Held by Blackstone Funds and Other	—	703,182	—	703,182
Investments	12,815,795	7,557,321	(609,553)	19,763,563
Accounts Receivable	442,316	296,596	—	738,912
Due from Affiliates	1,891,073	8,050	(46,727)	1,852,396
Intangible Assets, Net	395,336	—	—	395,336
Goodwill	1,778,192	—	—	1,778,192
Other Assets	231,560	4,846	—	236,406
Deferred Tax Assets	718,440	—	—	718,440

Total Assets	$20,019,660	$8,569,995	$(656,280)	$27,933,375

Liabilities and Partners’ Capital
Loans Payable	$3,542,077	$5,765,189	$—	$9,307,266
Due to Affiliates	810,399	485,580	(365,629)	930,350
Accrued Compensation and Benefits	2,608,743	—	—	2,608,743
Securities Sold, Not Yet Purchased	69,079	98,378	—	167,457
Repurchase Agreements	—	142,519	—	142,519
Accounts Payable, Accrued Expenses and Other Liabilities	555,439	696,792	—	1,252,231

Total Liabilities	7,585,737	7,188,458	(365,629)	14,408,566

Redeemable Non-Controlling Interests in Consolidated Entities	22,511	186,499	—	209,010

Partners’ Capital
Partners’ Capital	6,541,409	290,651	(290,651)	6,541,409
Accumulated Other Comprehensive Loss	(27,203)	—	—	(27,203)
Non-Controlling Interests in Consolidated Entities	2,429,567	904,387	—	3,333,954
Non-Controlling Interests in Blackstone Holdings	3,467,639	—	—	3,467,639

Total Partners’ Capital	12,411,412	1,195,038	(290,651)	13,315,799

Total Liabilities and Partners’ Capital	$20,019,660	$8,569,995	$(656,280)	$27,933,375

continued…

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	December 31, 2017
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$1,992,497	$—	$—	$1,992,497
Cash Held by Blackstone Funds and Other	345,668	1,583,863	—	1,929,531
Investments	12,087,525	13,093,670	(747,146)	24,434,049
Accounts Receivable	404,071	470,947	—	875,018
Due from Affiliates	2,009,866	47,325	(29,054)	2,028,137
Intangible Assets, Net	409,828	—	—	409,828
Goodwill	1,778,192	—	—	1,778,192
Other Assets	234,603	8,094	—	242,697
Deferred Tax Assets	725,970	—	—	725,970

Total Assets	$19,988,220	$15,203,899	$(776,200)	$34,415,919

Liabilities and Partners’ Capital
Loans Payable	$3,514,815	$11,300,621	$—	$14,815,436
Due to Affiliates	852,123	339,138	(254,103)	937,158
Accrued Compensation and Benefits	2,623,492	—	—	2,623,492
Securities Sold, Not Yet Purchased	64,473	89,907	—	154,380
Repurchase Agreements	—	118,840	—	118,840
Accounts Payable, Accrued Expenses and Other Liabilities	477,615	1,565,907	—	2,043,522

Total Liabilities	7,532,518	13,414,413	(254,103)	20,692,828

Redeemable Non-Controlling Interests in Consolidated Entities	22,000	188,944	—	210,944

Partners’ Capital
Partners’ Capital	6,669,327	378,030	(378,846)	6,668,511
Accumulated Other Comprehensive Income (Loss)	(34,836)	—	818	(34,018)
Non-Controlling Interests in Consolidated Entities	2,174,705	1,222,512	(144,069)	3,253,148
Non-Controlling Interests in Blackstone Holdings	3,624,506	—	—	3,624,506

Total Partners’ Capital	12,433,702	1,600,542	(522,097)	13,512,147

Total Liabilities and Partners’ Capital	$19,988,220	$15,203,899	$(776,200)	$34,415,919

(a)	The Consolidated Blackstone Funds consisted of the following:

Blackstone / GSO Global Dynamic Credit Feeder Fund (Cayman) LP

Blackstone / GSO Global Dynamic Credit Funding Designated Activity Company

Blackstone / GSO Global Dynamic Credit Master Fund

Blackstone / GSO Global Dynamic Credit USD Feeder Fund (Ireland)

Blackstone / GSO Loan Financing Limited*

Blackstone Real Estate Partners VI.C — ESH L.P.*

Blackstone Real Estate Special Situations Fund L.P.

Blackstone Real Estate Special Situations Offshore Fund Ltd.

Blackstone Strategic Alliance Fund L.P.

BSSF I AIV L.P.

BTD CP Holdings LP

Collateralized loan obligation vehicles

GSO Legacy Associates 2 LLC*

GSO Legacy Associates LLC*

Mezzanine side-by-side investment vehicles

Private equity side-by-side investment vehicles

Real estate side-by-side investment vehicles

*	Consolidated as of December 31, 2017 only.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with The Blackstone Group L.P.’s condensed consolidated financial statements and the related notes included within this Quarterly Report on Form 10-Q.

Our Business

Blackstone is one of the largest independent managers of private capital in the world. Our business is organized into four segments:

•

Private Equity. We are a world leader in private equity investing, having managed seven general private equity funds, as well as three sector-focused funds, since we established this business in 1987. Our Private Equity segment includes our corporate private equity business, which consists of our flagship private equity funds (Blackstone Capital Partners (“BCP”) funds), our sector-focused private equity funds, including our energy-focused funds (Blackstone Energy Partners (“BEP”) funds), and our new Asia-focused fund. In addition, our Private Equity segment includes our core private equity fund, Blackstone Core Equity Partners (“BCEP”), our opportunistic investment platform that invests globally across asset classes, industries and geographies, Blackstone Tactical Opportunities (“Tactical Opportunities”), our secondary private equity fund of funds business, Strategic Partners Fund Solutions (“Strategic Partners”), a multi-asset investment program for eligible high net worth investors offering exposure to certain of Blackstone’s key illiquid investment strategies through a single commitment, Blackstone Total Alternatives Solution (“BTAS”) and our capital markets services business, Blackstone Capital Markets (“BXCM”).

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

Our Blackstone Real Estate Partners (“BREP”) funds are geographically diversified and target a broad range of “opportunistic” real estate and real estate-related investments. The BREP funds include global funds as well as funds focused specifically on Europe or Asia investments. We seek to acquire high quality, well-located yet undermanaged assets at an attractive basis, address any property or business issues through active asset management and sell the assets once our business plan is accomplished. BREP has made significant investments in hotels, office buildings, shopping centers, residential and industrial assets, as well as a variety of real estate operating companies.

Our core+ real estate business, Blackstone Property Partners (“BPP”) has assembled a global portfolio of high quality core+ investments across the U.S., Europe and Asia. We manage several core+ real estate funds, which target substantially stabilized assets in prime markets with a focus on office, multifamily, industrial and retail assets.

BREIT, a non-exchange traded REIT, is focused on investing primarily in stabilized income-oriented commercial real estate in the U.S. and to a lesser extent, investing in real estate-related securities.

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

In addition, our credit business includes our publicly traded master limited partnership (“MLP”) and investment platform, which are managed by Harvest. Harvest, which was founded in 2005 and subsequently acquired by Blackstone in 2017, primarily invests capital raised from institutional investors in separately managed accounts and pooled vehicles, investing in publicly traded MLPs holding primarily midstream energy assets in the U.S.

Our insurer-focused platform, BIS, partners with insurers to deliver customizable and diversified portfolios of Blackstone products across asset classes, as well as the option for full management of insurance companies’ investment portfolios.

We generate revenue from fees earned pursuant to contractual arrangements with funds, fund investors and fund portfolio companies (including management, transaction and monitoring fees), and from capital markets services. We invest in the funds we manage and we are entitled to a pro-rata share of the results of the fund (a “pro-rata allocation”). In addition to a pro-rata allocation, and assuming certain investment returns are achieved, we are entitled to a disproportionate allocation of the income otherwise allocable to the limited partners, commonly referred to as carried interest (“Performance Allocations”). In certain structures, we receive a contractual incentive fee from an investment fund in the event that specified cumulative investment returns are achieved (an “Incentive Fee”, and together with Performance Allocations, “Performance Revenues”). The composition of our revenues will vary based on market conditions and the cyclicality of the different businesses in which we operate. Net investment gains and investment income generated by the Blackstone Funds, principally private equity and real estate funds, are driven by value created by our operating and strategic initiatives as well as overall market conditions. Fair values are affected by changes in the fundamentals of the portfolio company, the portfolio company’s industry, the overall economy and other market conditions.

Business Environment

Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Europe, Asia and, to a lesser extent, elsewhere in the world.

The first quarter of 2018 was characterized by increased market volatility driven by concerns over rising interest rates, firming inflation and escalating trade tension between the U.S. and China. The Chicago Board Options Exchange (“CBOE”) volatility index more than doubled in February, ending the quarter up 81%. Major global indices rose meaningfully in the first three weeks of 2018, before reversing to end the first quarter flat or slightly down. After reaching an all-time high in January 2018, the S&P 500 declined 8%, ending the first quarter down 1%. The MSCI World and Europe indices declined 2% and 3%, respectively, while the MSCI Asia index ended the quarter flat. As trade concerns weighed on developed markets, emerging market equities experienced moderate outperformance, with the MSCI Emerging Markets Index ending the quarter up 1%.

The global economy continues to show strong momentum, with growth in most major markets. In the U.S., the Bureau of Economic Analysis’ initial report on first-quarter 2018 GDP indicated growth of 2.3%, down from 2.9% in the prior quarter, but with most analysts expecting a pick-up in subsequent quarters. Monetary policy continues to tighten as expected, and the U.S. Federal Reserve raised interest rates in March for the sixth time since December 2015, with the current target range set to 1.5% to 1.75%. 10-year U.S. Treasury yields rose to 2.7% in the first quarter of 2018, and increased further subsequent to quarter end, furthering investor concerns over the potential negative impact to values of fixed income and longer duration assets. The Bloomberg Barclays U.S. Aggregate index declined 1.5%, U.S. investment grade corporates were down 2.3% and high yield corporates declined 0.9% in the first quarter of 2018. High yield spreads were largely flat during the quarter and issuance fell 32% year over year.

Global equity issuance for both initial public offerings and follow-on offerings remained strong in the first quarter of 2018, with activity up 4% year over year. Global merger and acquisition (“M&A”) volume increased 67% to $1.2 trillion in the first quarter, the strongest start to a year ever, due to a strong deal backlog and clarity on U.S. tax reform. Despite healthy deal activity in the first quarter of 2018, market volatility and a less accomodating U.S. trade and antitrust policy may adversely impact future global transaction activity.

Energy and commodity markets experienced increased volatility in the first quarter of 2018, with the S&P 500 Energy Index down 7% and the Bloomberg Commodity Index down 1%. Spot prices for commodities were mixed. The Henry Hub Natural Gas spot price declined 7% in the quarter, while the price of crude oil increased, with West Texas Intermediate Crude up 7% to $65 per barrel. However, oil prices remain well below historical averages.

In the near term, most economists expect the normalization of monetary policy to continue, coupled with healthy economic growth. The economic backdrop remains stable, with strong corporate earnings growth, low inflation levels and gradually increasing interest rates.

Notable Transactions

On January 1, 2018, Blackstone adopted new GAAP guidance on revenue recognition and implemented a change in accounting principle related to carried interest and incentive allocations, which will be accounted for under the GAAP guidance for equity method investments. This adjustment did not have a material impact on Blackstone’s historical financial results, but resulted in changes to previously reported GAAP Net Income Attributable to The Blackstone Group L.P. and Economic Income. All historical results presented have been recast to reflect these changes. This adjustment did not result in any change to Fee Related Earnings or Distributable Earnings. A complete description of the changes can be found in in Note 2. “Summary of Significant Accounting Policies — Recent Accounting Developments” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

On April 9, 2018, Blackstone concluded its investment sub-advisory relationship with FS Investments’ funds (the “FS Funds”), as previously announced. At March 31, 2018, the FS Funds represented $20.0 billion of Total Assets Under Management. Over time, we believe we will replace and ultimately overtake the prior level of revenue and earnings associated with our sub-advisory relations with FS Investments. As part of the transaction, Blackstone received proceeds from FS Investments of $580.9 million which will be recorded as Revenues within the Condensed Consolidated Statement of Operations for the three months ending June 30, 2018. This amount is transaction-related and will not be included in Economic Income, Fee Related Earnings, or Distributable Earnings for the three months ending June 30, 2018. Blackstone intends to distribute a portion of the after-tax proceeds to unitholders resulting in an anticipated incremental $0.30 per common unit and per Blackstone Holdings Partnership unit over the next three quarters.

On April 16, 2018, Blackstone announced that its Board of Directors authorized the repurchase of up to $1.0 billion of common units and Blackstone Holdings partnership units, increasing the $335.8 million of repurchase authorization remaining under the prior authorization. Under the unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The unit repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.

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

Revenues

Revenues primarily consist of management and advisory fees, incentive fees, investment income, interest and dividend revenue and other. Please refer to “Part I. Item 1. Business — Incentive Arrangements / Fee Structure” in our Annual Report on Form 10-K for the year ended December 31, 2017 and “— Critical Accounting Policies — Revenue Recognition” for additional information regarding the manner in which Base Management Fees and Incentive Fees are generated.

Management and advisory fees and incentive fees are accounted for as contracts with customers. Under the guidance for contracts with customers, an entity is required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. See Note 18. “Segment Reporting” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” for a disaggregated presentation of revenues from contracts with customers.

Investment Income represents the unrealized and realized gains and losses on the Partnership’s Performance Allocations and Principal Investments. Interest and Dividend Revenue comprises primarily interest and dividend income earned on principal investments held by us. Other Revenue consists of miscellaneous income and foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars.

Management and Advisory Fees, Net — Management and Advisory Fees, Net are comprised of management fees, including base management fees, transaction and other fees and advisory fees net of management fee reductions and offsets.

The Partnership earns base management fees from limited partners of funds in each of its managed funds, at a fixed percentage of assets under management, net asset value, total assets, committed capital or invested capital. These customer contracts require the Partnership to provide investment management services, which represents a performance obligation that the Partnership satisfies over time. Management fees are a form of variable consideration because the fees the Partnership is entitled to vary based on fluctuations in the basis for the management fee. The amount recorded as revenue is generally determined at the end of the period because these management fees are payable on a regular basis (typically quarterly) and are not subject to clawback once paid.

Transaction, advisory and other fees (including monitoring fees) are principally fees charged to the limited partners of funds indirectly through the managed funds and portfolio companies. The investment advisory agreements generally require that the investment adviser reduce the amount of management fees payable by the limited partners to the Partnership (“management fee reductions”) by an amount equal to a portion of the transaction and other fees paid to the Partnership by the portfolio companies. The amount of the reduction varies by fund, the type of fee paid by the portfolio company and the previously incurred expenses of the fund. These fees and associated management fee reductions are a component of the transaction price for our performance obligation to provide investment management services to the limited partners of funds and are recognized as changes to the transaction price in the period in which they are charged and the services are performed.

Management fee offsets are reductions to management fees payable by the limited partners of the Blackstone Funds, which are based on the amount such limited partners reimburse the Blackstone Funds or the Partnership primarily for placement fees. Providing investment management services requires the Partnership to arrange for services on behalf of its customers. In those situations where we are acting as an agent on behalf of the limited partners of funds, it presents the cost of services as net against management fee revenue. In all other situations, the cost of those services is presented gross as an expense with any reimbursement from the limited partners of the funds recorded as revenue.

Accrued but unpaid Management and Advisory Fees, net of management fee reductions and management fee offsets, as of the reporting date are included in Accounts Receivable or Due from Affiliates in the Condensed Consolidated Statements of Financial Condition.

Incentive Fees — Contractual fees earned based on the performance of Blackstone Funds (“Incentive Fees”) are a form of variable consideration in their contracts with customers to provide investment management services. Incentive Fees are earned based on fund performance during the period, subject to the achievement of minimum return levels, or high water marks, in accordance with the respective terms set out in each fund’s governing agreements. Incentive Fees will not be recognized as revenue until (a) it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, or (b) the uncertainty associated with the variable consideration is subsequently resolved. Incentive Fees are typically recognized as revenue when realized at the end of the measurement period. Once realized, such fees are not subject to clawback or reversal. Accrued but unpaid Incentive Fees charged directly to investors in Blackstone Funds as of the reporting date are recorded within Due from Affiliates in the Condensed Consolidated Statements of Financial Condition.

Investment Income (Loss) — Investment Income (Loss) represents the unrealized and realized gains and losses on the Partnership’s Performance Allocations and Principal Investments.

In certain fund structures across private equity, real estate, hedge fund solutions and credit-focused funds, which we refer to as carry funds, Blackstone, through its subsidiaries, invests alongside its limited partners in a partnership and is entitled to its pro-rata share of the results of the fund (a “pro-rata allocation”). In addition to a pro-rata allocation, and assuming certain investment returns are achieved, Blackstone is entitled to a disproportionate allocation of the income otherwise allocable to the limited partners, commonly referred to as carried interest, or Performance Allocations.

Performance Allocations are made to the general partner based on cumulative fund performance to date, subject to a preferred return to limited partners. At the end of each reporting period, the Partnership calculates the balance of accrued Performance Allocations (“Accrued Performance Allocations”) that would be due to the Partnership for each fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as Accrued Performance Allocations to reflect either (a) positive performance resulting in an increase in the Accrued Performance Allocation to the general partner or (b) negative performance that would cause the amount due to the Partnership to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the Accrued Performance Allocation to the general partner. In each scenario, it is necessary to calculate the Accrued Performance Allocation on cumulative results compared to the Accrued Performance Allocation recorded to date and make the required positive or negative adjustments. The Partnership ceases to record negative Performance Allocations once previously Accrued Performance Allocations for such fund have been fully reversed. The Partnership is not obligated to pay guaranteed returns or hurdles, and therefore, cannot have negative Performance Allocations over the life of a fund. Accrued Performance Allocations as of the reporting date are reflected in Investments in the Condensed Consolidated Statements of Financial Condition.

Performance Allocations are realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the preferred return or, in limited instances, after certain thresholds for return of capital are met. Performance Allocations are subject to clawback to the extent that the Performance Allocation received to date exceeds the amount due to Blackstone based on cumulative results. As such, the accrual for potential repayment of previously received Performance Allocations, which is a component of Due to Affiliates, represents all amounts previously distributed to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone carry funds if the Blackstone carry funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual clawback liability, however, generally does not become realized until the end of a fund’s life except for certain funds, including certain Blackstone real estate funds, multi-asset class investment funds and credit-focused funds, which may have an interim clawback liability.

Principal Investments include the unrealized and realized gains and losses on the Partnership’s principal investments, including its investments in Blackstone Funds that are not consolidated and receive pro-rata allocations, its equity method investments, and other principal investments. Income (Loss) on Principal Investments is realized when the Partnership redeems all or a portion of its investment or when the Partnership receives cash income, such as dividends or distributions. Unrealized Income (Loss) on Principal Investments results from changes in the fair value of the underlying investment as well as the reversal of unrealized gain (loss) at the time an investment is realized.

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

Compensation and Benefits — Incentive Fee Compensation — Incentive Fee Compensation consists of compensation paid based on Incentive Fees.

Compensation and Benefits — Performance Allocations Compensation — Performance Allocation Compensation consists of compensation paid based on Performance Allocations (which may be distributed in cash or in-kind). Such compensation expense is subject to both positive and negative adjustments. Unlike Performance Allocations, compensation expense is based on the performance of individual investments held by a fund rather than on a fund by fund basis. These amounts may also include allocations of investment income from Blackstone’s principal investments, to senior managing directors and employees participating in certain profit sharing initiatives.

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

States and other jurisdictions have also considered legislation to increase taxes with respect to carried interest. For example, New York State has considered legislation, which could cause a non-resident of New York State who holds our common units to be subject to New York State income tax on carried interest earned by entities in which we hold an indirect interest, thereby requiring the non-resident to file a New York State income tax return reporting such carried interest income. As part of that same proposal, New York State also considered state tax surcharge of 17% on carried interest in addition to the personal income tax. Similar proposals are under consideration in other jurisdictions such as California. Whether or when similar legislation will be enacted is unclear. Finally, several state and local jurisdictions have evaluated ways to subject partnerships to entity level taxation through the imposition of state or local income, franchise or other forms of taxation or to increase the amount of such taxation. These and other proposals have recently been under heightened consideration in light of U.S. federal income tax legislation, known as the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 (the “Tax Reform Bill”).

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

The recently enacted Tax Reform Bill has resulted in fundamental changes to the Internal Revenue Code. Changes to U.S. tax laws resulting from the Tax Reform Bill, including reduction to the federal corporate income tax rate, partial limitation on the deductibility of business interest expense, and a longer three-year holding period requirement for carried interest to be treated as long-term capital gain could have a material effect on our business operations and our funds’ investment activities. These and other changes from the Tax Reform Bill — including limitations on the use, carryback and carryforward of net operating losses and changes relating to the scope and timing of U.S. taxation on earnings from international business operations — could also have a significant effect on the business of our portfolio companies. The exact impact of the Tax Reform Bill for future years is still unclear and difficult to quantify, but these changes could have a material adverse effect on our business, results of operations and financial condition. In addition, other changes could be enacted in the future to increase the corporate tax rate, limit further the deductibility of interest, subject carried interest to more onerous taxation or effect other changes that could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, legislation enacted in 2015 significantly changed the rules for U.S. federal income tax audits of partnerships. Such audits will be conducted at the partnership level, and unless a partnership qualifies for and affirmatively elects an alternative procedure, any adjustments to the amount of tax due (including interest and penalties) will be payable by the partnership. Under an elective alternative procedure, a partnership would issue information returns to persons who were partners in the audited year, who would then be required to take the adjustments into account in calculating their own tax liability, and the partnership would not be liable for the adjustments. If a partnership elects the alternative procedure for a given adjustment, the amount of taxes for which its partners would be liable would be increased by any applicable penalties and a special interest charge. There can be no assurance that we will be eligible to make such an election or that we will, in fact, make such an election for any given adjustment. If we do not or are not able to make such an election, then (a) our then-current common unitholders, in the aggregate, could indirectly bear income tax liabilities in excess of the aggregate amount of taxes that would have been due had we elected the alternative procedure, and (b) a given common unitholder may indirectly bear taxes attributable to income allocable to other common unitholders or former common unitholders, including taxes (as well as interest and penalties) with respect to periods prior to such holder’s ownership of common units. Amounts available for distribution to our common unitholders may be reduced as a result of our obligation to pay any taxes associated with an adjustment. Many issues with respect to, and the overall effect of, this legislation on us are uncertain, and common unitholders should consult their own tax advisors regarding all aspects of this legislation as it affects their particular circumstances.

Economic Income

Blackstone uses Economic Income as a key measure of value creation, a benchmark of its performance and in making resource deployment and compensation decisions across its four segments. Economic Income represents segment net income before taxes excluding transaction-related charges. Transaction-related charges arise from Blackstone’s IPO and certain long-term retention programs outside of annual deferred compensation and other corporate actions, including acquisitions. Transaction-related charges include certain equity-based compensation charges, the amortization of intangible assets and contingent consideration associated with acquisitions. Economic Income presents revenues and expenses on a basis that deconsolidates the investment funds Blackstone manages. For segment reporting purposes, Performance Allocations and Incentive Fees are presented together and referred to collectively as Performance Revenues. Economic Income, our principal segment measure, is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. See Note 18. “Segment Reporting” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements”.

Economic Net Income

Economic Net Income (“ENI”) represents Economic Income adjusted to include current period taxes. Current period taxes represent the total tax provision calculated under accounting principles generally accepted in the

United States of America (“GAAP”) adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes and adjusted to exclude the tax impact of any divestitures.

Fee Related Earnings

Blackstone uses Fee Related Earnings, which is derived from Economic Income, as a measure to highlight earnings from operations excluding: (a) the income related to performance revenues and related performance compensation, (b) income earned from Blackstone’s investments in the Blackstone Funds, (c) net interest income (loss), (d) equity-based compensation, and (e) Other Revenue. Management uses Fee Related Earnings as a measure to assess whether recurring revenue from our businesses is sufficient to adequately cover all of our operating expenses and generate profits. Fee Related Earnings equals contractual management fee revenues, less (a) compensation expenses (which excludes amortization of equity-based awards, and Performance compensation), and (b) other operating expenses. See “— Liquidity and Capital Resources — Sources and Uses of Liquidity” for our discussion of Fee Related Earnings.

Distributable Earnings

Distributable Earnings, which is derived from our segment reported results, is a supplemental measure to assess performance and amounts available for distributions to Blackstone unitholders, including Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships. Distributable Earnings, which is a measure not prepared under GAAP (a “non-GAAP” measure), is intended to show the amount of net realized earnings without the effects of the consolidation of the Blackstone Funds. Distributable Earnings is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. See “ — Liquidity and Capital Resources — Sources and Uses of Liquidity” for our discussion of Distributable Earnings.

Distributable Earnings, which is a component of Economic Net Income, is the sum across all segments of: (a) Total Management, Advisory and Other Fees, Net, (b) Interest and Dividend Revenue, (c) Realized Incentive Fees, (d) Realized Performance Allocations and (e) Realized Principal Investment Income (Loss); less (a) Compensation, excluding the expense of equity-based awards, (b) Realized Incentive Fee Compensation, (c) Realized Performance Allocations Compensation, (d) Interest Expense, (e) Other Operating Expenses, and (f) Taxes and Related Payables Under the Tax Receivable Agreement.

Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization

Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization (“Adjusted EBITDA”), is a supplemental non-GAAP measure derived from our segment reported results and may be used to assess our ability to service our borrowings. Adjusted EBITDA represents Distributable Earnings plus the addition of (a) Interest Expense, (b) Taxes and Related Payables Including Payable Under Tax Receivable Agreement, and (c) Depreciation and Amortization. See “— Liquidity and Capital Resources — Sources and Uses of Liquidity” for our calculation of Adjusted EBITDA.

Summary Walkdown of GAAP to Non-GAAP Financial Metrics

The relationship of our GAAP to non-GAAP financial measures is presented in the summary walkdown below. The summary walkdown shows how each non-GAAP financial measure is related to the other non-GAAP financial measures. This presentation is not meant to be a detailed calculation of each measure, but to show the relationship between the measures. For the calculation of each of these non-GAAP financial measures and a full reconciliation of Income Before Provision for Taxes to Distributable Earnings, please see “ — Liquidity and Capital Resources — Distributable Earnings, Fee Related Earnings and Economic Net Income”.

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

Fee-Earning Assets Under Management. Fee-Earning Assets Under Management refers to the assets we manage on which we derive management fees and/or performance revenues. Our Fee-Earning Assets Under Management equals the sum of:

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

Each of our segments may include certain Fee-Earning Assets Under Management on which we earn performance revenues but not management fees.

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

Limited Partner Capital Invested. Limited Partner Capital Invested represents the amount of Limited Partner capital commitments which were invested by our carry and drawdown funds during each period presented, plus the capital invested through co-investments arranged by us that were made by limited partners in investments of our carry funds on which we receive management fees, Performance Allocations or Incentive Fees.

The amount of committed undrawn capital available for investment, including general partner and employee commitments, is known as dry powder and is an indicator of the capital we have available for future investments.

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for the three months ended March 31, 2018 and 2017. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis”.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		2018 vs. 2017
	2018	2017	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$728,849	$645,484	$83,365	13%

Incentive Fees	12,566	46,511	(33,945)	-73%

Investment Income (Loss)
Performance Allocations
Realized	269,640	1,111,905	(842,265)	-76%
Unrealized	628,089	(124,621)	752,710	N/M
Principal Investments
Realized	42,145	251,344	(209,199)	-83%
Unrealized	111,774	(40,188)	151,962	N/M

Total Investment Income	1,051,648	1,198,440	(146,792)	-12%
Interest and Dividend Revenue	35,385	28,495	6,890	24%
Other	(59,317)	(4,212)	(55,105)	N/M

Total Revenues	1,769,131	1,914,718	(145,587)	-8%

Expenses
Compensation and Benefits
Compensation	389,403	351,589	37,814	11%
Incentive Fee Compensation	6,662	22,465	(15,803)	-70%
Performance Allocations Compensation
Realized	112,062	366,478	(254,416)	-69%
Unrealized	254,435	7,533	246,902	N/M

Total Compensation and Benefits	762,562	748,065	14,497	2%
General, Administrative and Other	126,713	109,386	17,327	16%
Interest Expense	38,671	40,246	(1,575)	-4%
Fund Expenses	54,985	24,076	30,909	128%

Total Expenses	982,931	921,773	61,158	7%

Other Income
Net Gains from Fund Investment Activities	110,599	66,132	44,467	67%

Income Before Provision for Taxes	896,799	1,059,077	(162,278)	-15%
Provision for Taxes	54,495	57,437	(2,942)	-5%

Net Income	842,304	1,001,640	(159,336)	-16%
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(1,275)	2,000	(3,275)	N/M
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	155,499	138,685	16,814	12%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	320,208	409,046	(88,838)	-22%

Net Income Attributable to The Blackstone Group L.P.	$367,872	$451,909	$(84,037)	-19%

N/M    Not meaningful.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenues

Total Revenues were $1.8 billion for the three months ended March 31, 2018, a decrease of $145.6 million compared to $1.9 billion for the three months ended March 31, 2017. The decrease in Total Revenues was primarily attributable to decreases of $146.8 million in Investment Income, $55.1 million in Other Revenue, and $33.9 million in Incentive Fees, partially offset by an increase in Management and Advisory Fees, Net of $83.4 million.

The decrease in Investment Income was primarily attributable to decreases in our Real Estate, Credit and Hedge Fund Solutions segments of $152.4 million, $29.0 million and $28.9 million, respectively, partially offset by an increase in our Private Equity segment of $59.2 million. The decrease in our Real Estate segment was primarily attributable to lower net appreciation of investment holdings in our BREP opportunistic funds compared to the comparable quarter in 2017. The carrying value of investments for our opportunistic funds increased 3.5% versus 5.7% in the comparable quarter in 2017. The decrease in our Credit segment was primarily attributable to lower returns in our performing credit strategies and distressed strategies. The decrease in our Hedge Fund Solutions segment was due to lower returns across the segment compared to the first three months of 2017. The increase in our Private Equity segment was due to Strategic Partners and Tactical Opportunities. Strategic Partners carrying value increased 6.9% in the three months ended March 31, 2018 compared to 4.6% in the three months ended March 31, 2017. Tactical Opportunities carrying value increased 5.2% in the three months ended March 31, 2018 versus 3.6% in the three months ended March 31, 2017.

The decrease in Other Revenue was primarily the result of foreign exchange loss on our euro denominated bonds.

The decrease in Incentive Fees was primarily attributable to a decrease in our Credit segment of $29.5 million. The decrease in our Credit segment was primarily attributable to a decrease in Incentive Fees due to a contractual agreement with FS Investments pursuant to which, in connection with the conclusion of our sub-advisory relationship with respect to our BDCs, we received a fixed payment in the quarter and did not otherwise receive Incentive Fees.

The increase in Management and Advisory Fees, Net was primarily due to increases in our Credit and Real Estate segments of $43.1 million and $32.3 million, respectively. The increase in our Credit segment was primarily attributable to an increase in Management Fees due to a contractual agreement with FS Investments pursuant to which, in connection with the conclusion of our sub-advisory relationship with respect to our BDCs, we received a fixed payment in the quarter, as well as the acquisition of Harvest. The increase in our Real Estate segment was primarily due to growth in our core+ real estate funds and the launch of BREP Europe V in the fourth quarter of 2016 (and the corresponding expiration of its fee holiday in the second quarter of 2017).

Expenses

Expenses were $982.9 million for the three months ended March 31, 2018, an increase of $61.2 million compared to $921.8 million for the three months ended March 31, 2017. The increase was primarily attributable to increases in Compensation and Fund Expenses, partially offset by a decrease in Incentive Fee Compensation. The increase of $37.8 million in Compensation was primarily due to the increase in Management and Advisory Fees, Net, on which a portion of compensation is based. The increase of $30.9 million in Fund Expenses was due to an increase of $30.2 million in our Credit segment primarily from newly launched CLOs and certain long only strategies. The decrease of $15.8 million in Incentive Fee Compensation was primarily due to the decrease in Realized Incentive Fees in our Credit segment, on which a portion of Incentive Fee Compensation is based.

Other Income

Other Income was $110.6 million for the three months ended March 31, 2018, an increase of $44.5 million compared to $66.1 million for the three months ended March 31, 2017. The increase in Other Income was due to an increase in Net Gains from Fund Investment Activities. The increase in Other Income — Net Gains from Fund Investment Activities was principally driven by an increase in our Credit segment of $52.3 million primarily from newly launched CLOs and certain long only strategies.

Provision for Taxes

The following table summarizes Blackstone’s tax position:

	Three Months Ended March 31,
	2018	2017
Income Before Provision for Taxes	$896,799	$1,059,077
Provision for Taxes	$54,495	$57,437
Effective Income Tax Rate	6.1%	5.4%

The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

	Three Months Ended March 31,		2018 vs.
	2018	2017	2017
Statutory U.S. Federal Income Tax Rate	21.0%	35.0%	-14.0%
Income Passed Through to Common Unitholders and Non-Controlling Interest Holders (a)	-16.3%	-30.3%	14.0%
State and Local Income Taxes	1.7%	1.2%	0.5%
Other	-0.3%	-0.5%	0.2%

Effective Income Tax Rate	6.1%	5.4%	0.7%

(a)	Includes income that is not taxable to the Partnership and its subsidiaries. Such income is directly taxable to the Partnership’s unitholders and the non-controlling interest holders.

Blackstone’s Provision for Taxes for the three months ended March 31, 2018 and 2017 was $54.5 million and $57.4 million, respectively. This resulted in an effective tax rate of 6.1% and 5.4%, respectively.

The increase in Blackstone’s effective tax rate for the three months ended March 31, 2018, compared to the three months ended March 31, 2017 resulted primarily from an unrecognized tax benefit included in the three months ended March 31, 2018 related to an ongoing tax audit.

All factors are expected to impact the effective tax rate for future years.

Additional information regarding our income taxes can be found in Note 14. “Income Taxes” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

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

Net Income Attributable to Non-Controlling Interests in Blackstone Holdings is derived from the Income Before Provision for Taxes, excluding the Net Gains from Fund Investment Activities and the percentage allocation of the income between Blackstone Holdings and The Blackstone Group L.P. after considering any contractual arrangements that govern the allocation of income such as fees allocable to The Blackstone Group L.P.

For the three months ended March 31, 2018 and 2017, the Net Income Before Taxes allocated to Blackstone Holdings was 44.4% and 45.3%, respectively. The decrease of 0.9% was primarily due to conversions of Blackstone Holdings Partnership Units to Blackstone common units and the vesting of common units.

The Other Income — Reduction of Tax Receivable Agreement Liability was entirely allocated to The Blackstone Group L.P.

Operating Metrics

The following graphs and tables summarize the Fee-Earning Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the three months ended March 31, 2018 and 2017. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management”:

Note:	Totals may not add due to rounding.

	Three Months Ended
	March 31, 2018					March 31, 2017
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$70,140,883	$83,984,824	$69,914,061	$111,304,230	$335,343,998	$69,110,457	$72,030,054	$66,987,553	$68,964,608	$277,092,672
Inflows, including Commitments (a)	3,404,314	3,550,277	3,816,386	5,552,133	16,323,110	1,109,529	2,125,293	3,183,304	5,446,145	11,864,271
Outflows, including Distributions (b)	(469,395)	(210,591)	(902,301)	(2,044,670)	(3,626,957)	(4,693)	(96,512)	(2,269,260)	(811,194)	(3,181,659)
Realizations (c)	(736,274)	(1,494,226)	(55,755)	(1,994,576)	(4,280,831)	(2,163,020)	(2,779,662)	(447,124)	(2,796,816)	(8,186,622)

Net Inflows (Outflows)	2,198,645	1,845,460	2,858,330	1,512,887	8,415,322	(1,058,184)	(750,881)	466,920	1,838,135	495,990
Market Appreciation (Depreciation) (d)(f)	58,887	1,454,294	798,107	(1,419,811)	891,477	175,013	625,568	1,358,055	468,253	2,626,889

Balance, End of Period	$72,398,415	$87,284,578	$73,570,498	$111,397,306	$344,650,797	$68,227,286	$71,904,741	$68,812,528	$71,270,996	$280,215,551

Increase (Decrease)	$2,257,532	$3,299,754	$3,656,437	$93,076	$9,306,799	$(883,171)	$(125,313)	$1,824,975	$2,306,388	$3,122,879
Increase (Decrease)	3%	4%	5%	0%	3%	-1%	-0%	3%	3%	1%
Annualized Base Management Fee Rate (e)	1.01%	1.04%	0.70%	0.60%	0.82%	1.04%	1.10%	0.75%	0.79%	0.92%

	Three Months Ended
	March 31, 2018					March 31, 2017
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$105,560,576	$115,340,363	$75,090,834	$138,136,470	$434,128,243	$100,189,994	$101,963,652	$71,119,718	$93,280,101	$366,553,465
Inflows, including Commitments (a)	3,534,463	3,622,876	3,940,614	7,081,405	18,179,358	2,623,672	3,329,484	3,640,680	4,363,214	13,957,050
Outflows, including Distributions (b)	(378,660)	(148,161)	(1,126,689)	(1,960,217)	(3,613,727)	(222,876)	(210,125)	(2,501,738)	(2,087,192)	(5,021,931)
Realizations (c)	(1,041,784)	(2,666,715)	(56,072)	(2,492,284)	(6,256,855)	(6,167,300)	(6,684,804)	(503,191)	(3,262,535)	(16,617,830)

Net Inflows (Outflows)	2,114,019	808,000	2,757,853	2,628,904	8,308,776	(3,766,504)	(3,565,445)	635,751	(986,513)	(7,682,711)
Market Appreciation (Depreciation) (d)(g)	3,739,619	3,427,521	808,864	(799,197)	7,176,807	3,283,567	3,672,723	1,547,912	821,961	9,326,163

Balance, End of Period	$111,414,214	$119,575,884	$78,657,551	$139,966,177	$449,613,826	$99,707,057	$102,070,930	$73,303,381	$93,115,549	$368,196,917

Increase (Decrease)	$5,853,638	$4,235,521	$3,566,717	$1,829,707	$15,485,583	$(482,937)	$107,278	$2,183,663	$(164,552)	$1,643,452
Increase (Decrease)	6%	4%	5%	1%	4%	0%	0%	3%	0%	0%

(a)	Inflows represent contributions in our hedge funds and closed-end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs, increases in the capital we manage pursuant to separately managed account programs, allocations from multi-asset products to other strategies and acquisitions.
(b)	Outflows represent redemptions in our hedge funds and closed-end mutual funds, client withdrawals from our separately managed account programs and decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments).
(c)	Realizations represent realizations from the disposition of assets, capital returned to investors from CLOs.
(d)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Represents the annualized current quarter’s Base Management Fee divided by period end Fee-Earning Assets Under Management.
(f)	For the three months ended March 31, 2018, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $632.5 million, $396.9 million and $1.0 billion for the Real Estate, Credit and Total segments, respectively. For the three months ended March 31, 2017, such impact was $1.7 million, $275.5 million, $160.8 million and $438.0 million for the Private Equity, Real Estate, Credit and Total segments, respectively.
(g)	For the three months ended March 31, 2018, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $473.1 million, $1.1 billion, $442.8 million and $2.1 billion for the Private Equity, Real Estate, Credit and Total segments, respectively. For the three months ended March 31, 2017, such impact was $242.1 million, $546.2 million, $203.8 million and $992.1 million for the Private Equity, Real Estate, Credit and Total segments, respectively.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $344.7 billion at March 31, 2018, an increase of $9.3 billion, compared to $335.3 billion at December 31, 2017. The net increase was due to:

•	Inflows of $16.3 billion related to:

•

$5.6 billion in our Credit segment driven by $1.8 billion from long only and MLP strategies, $1.6 billion of capital raised from new CLO launches, $1.2 billion from BIS and $609.8 million from our distressed strategies,

•

$3.8 billion in our Hedge Fund Solutions segment mainly related to growth in customized solutions of $1.8 billion, individual investor and specialized solutions of $1.5 billion and commingled products of $423.8 million,

•

$3.6 billion in our Real Estate segment primarily driven by $985.1 million from the second Asian opportunistic fund, $810.5 million from BPP Europe and co-investment, $622.5 million from BREIT, $399.6 million from BREDS, $367.1 million from other BREP opportunistic funds and co-investment and $242.3 million from BPP U.S., and

•	$3.4 billion in our Private Equity segment primarily due to $1.7 billion from Tactical Opportunities, and $1.0 billion from multi-asset products.

•	Market appreciation of $891.5 million due to:

•

$1.5 billion in our Real Estate segment primarily due to $1.1 billion of appreciation from core+ real estate funds ($742.1 million from market appreciation and $348.5 million from foreign exchange appreciation) and $284.1 million of appreciation from BREP opportunistic funds and co-investment, all of which was from foreign exchange appreciation,

•	$798.1 million appreciation in our Hedge Fund Solutions segment due to returns from BAAM’s Principal Solutions Composite of 1.3% gross (1.1% net), and

•

Partially offset by $1.4 billion depreciation in our Credit segment due to $724.0 million of depreciation from certain long only and MLP strategies ($878.0 million from market depreciation and $154.0 million from foreign exchange appreciation) and $554.8 million of depreciation from BIS, all of which was from market activity.

Offsetting these increases were:

•	Realizations of $4.3 billion primarily driven by:

•

$2.0 billion in our Credit segment primarily due to $1.0 billion of realizations from distressed strategies, $559.2 million of capital returned to investors from CLOs that are post their re-investment periods and $227.5 million of realizations from mezzanine funds,

•	$1.5 billion in our Real Estate segment primarily due to $779.2 million from BREP opportunistic funds and co-investment, $485.5 million from BREDS and $221.9 million from core+ real estate funds, and

•	$736.3 million in our Private Equity segment primarily due to $470.9 million from Strategic Partners and $176.6 million from Tactical Opportunities.

•	Outflows of $3.6 billion primarily attributable to:

•

$2.0 billion in our Credit segment primarily driven by investor liquidity needs and a shift in investor sentiment on credit. The primary outflows were $1.2 billion from certain long only and MLP strategies, and

•

$902.3 million in our Hedge Fund Solutions segment, reflecting investors’ liquidity needs and certain strategic shifts in their programs, with outflows of $644.0 million from individual investor and specialized solutions and $230.8 million from customized solutions.

BAAM had net inflows of $833.3 million from April 1 through May 1, 2018.

Total Assets Under Management

Total Assets Under Management were $449.6 billion at March 31, 2018, an increase of $15.5 billion, compared to $434.1 billion at December 31, 2017. The net increase was due to:

•	Inflows of $18.2 billion primarily related to:

•

$7.1 billion in our Credit segment primarily due to $2.0 billion from distressed strategies, $2.0 billion from long only and MLP strategies, $1.6 billion of capital raised from CLO launches and $1.2 billion from BIS,

•

$3.9 billion in our Hedge Fund Solutions segment mainly related to growth in customized solutions of $1.8 billion, individual investor and specialized solutions of $1.7 billion and commingled products of $430.4 million,

•

$3.6 billion in our Real Estate segment primarily related to $1.2 billion from the second Asian opportunistic fund, $690.9 million from BPP Europe and co-investment, $622.5 million from BREIT, $459.5 million from BPP U.S. and $361.7 million from BREDS, and

•

$3.5 billion in our Private Equity segment primarily related to $1.9 billion from Tactical Opportunities, $786.1 million from Strategic Partners, $460.1 million from multi-asset products and $398.2 million from corporate private equity.

•	Market appreciation of $7.2 billion due to:

•

$3.7 billion appreciation in our Private Equity segment primarily due to carrying value increases in corporate private equity, Strategic Partners and Tactical Opportunities of 6.4%, 6.9% and 5.2%, respectively, which includes $473.1 million of foreign exchange appreciation across the segment,

•

$3.4 billion appreciation in our Real Estate segment due to a carrying value increase in our opportunistic and core+ real estate funds of 3.5% and 3.4%, respectively, which includes $1.1 billion of foreign exchange appreciation across the segment,

•	$808.9 million appreciation in our Hedge Fund Solutions segment primarily due to reasons noted above in Fee-Earning Assets Under Management, and

•

Partially offset by $799.2 million depreciation in our Credit segment due to $708.3 million of depreciation from certain long only and MLP strategies ($881.8 million from market deprecation and $173.5 million from foreign exchange appreciation) and $554.8 million of depreciation from BIS, all of which was from market activity.

Total Assets Under Management market appreciation (depreciation) in our Private Equity and Real Estate segments generally represents the change in fair value of the investments held and typically exceeds the Fee-Earning Assets Under Management market appreciation (depreciation).

Offsetting these increases were:

•	Realizations of $6.3 billion driven by:

•	$2.7 billion in our Real Estate segment due to realizations of $1.9 billion from BREP opportunistic and co-investment, $477.6 million from BREDS and $256.4 million from core+ real estate funds,

•

$2.5 billion in our Credit segment due to realizations of $1.3 billion from our distressed strategies, $559.2 million from capital returned to investors from CLOs that are post their re-investment periods and $380.9 million from our mezzanine strategies, and

•

$1.0 billion in our Private Equity segment primarily due to continued disposition activity across the segment, mainly $465.8 million from Strategic Partners, $354.5 million from corporate private equity and $221.5 million from Tactical Opportunities.

Total Assets Under Management realizations in our Private Equity and Real Estate segments generally represents the total proceeds and typically exceeds the Fee-Earning Assets Under Management realizations which generally represents only the invested capital.

•	Outflows of $3.6 billion primarily attributable to:

•	$2.0 billion in our Credit segment primarily due to $1.3 billion from our long only and MLP strategies and $385.2 million from distressed strategies, and

•

$1.1 billion in our Hedge Fund Solutions segment, reflecting investors’ liquidity needs and certain strategic shifts in their programs, with outflows of $817.9 million from individual investor and specialized solutions and $279.6 million from customized solutions.

Limited Partner Capital Invested

The following presents the limited partner capital invested for each of respective three month periods:

Note:	Totals may not add due to rounding.

	Three Months Ended March 31,
	2017	2018
	(Dollars in Thousands)
Limited Partner Capital Invested
Private Equity	$4,736,388	$3,301,949
Real Estate	2,590,419	4,254,201
Hedge Fund Solutions (a)	121,857	755,818
Credit	2,261,266	1,011,361

	$9,709,930	$9,323,329

(a)	Limited Partner Capital Invested for the Hedge Fund Solutions segment has been updated for an adjustment applicable to the three months ended March 31, 2017.

The following presents the dry powder as of quarter end of each period:

Note:	Totals may not add due to rounding.
(a)	Represents illiquid drawdown funds only; excludes marketable vehicles; includes both Fee-Earning (third party) capital and general partner and employee commitments that do not earn fees. Amounts are reduced by outstanding commitments to invest, but for which capital has not been called.

	March 31,
	2017	2018
	(Dollars in Thousands)
Dry Powder Available for Investment
Private Equity	$40,563,929	$34,664,602
Real Estate	32,303,375	31,897,502
Hedge Fund Solutions	4,630,434	3,375,255
Credit	16,823,380	22,813,365

	$94,321,118	$92,750,724

Net Accrued Performance Revenues

The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of March 31, 2018 and 2017. Net Accrued Performance Revenues presented do not include clawback amounts, if any, which are disclosed in Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. The Net Accrued Performance Revenues as of each reporting date is principally unrealized; if realized, such amount can be a significant component of Distributable Earnings.

	March 31,
	2018	2017
	(Dollars in Millions)
Private Equity
BCP IV	$70	$109
BCP V	70	128
BCP VI	783	560
BCP VII	59	—
BEP I	91	99
BEP II	34	11
Tactical Opportunities	138	104
Strategic Partners	81	38
BTAS	19	21
Other	3	3

Total Private Equity (a)	1,348	1,073

Real Estate
BREP IV	10	7
BREP V	205	265
BREP VI	184	316
BREP VII	606	552
BREP VIII	288	179
BREP Europe III	61	161
BREP Europe IV	220	289
BREP Europe V	41	—
BREP Asia I	112	96
BPP	174	105
BREIT	14	—
BREDS	32	19
BTAS	25	—

Total Real Estate (a)	1,972	1,989

Hedge Fund Solutions	19	21

Credit	266	221

Total Blackstone Net Accrued Performance Revenues	$3,605	$3,304

(a)	Private Equity and Real Estate include Co-Investments, as applicable.

Net Accrued Performance Revenues receivable was increased by net Performance Revenues of $2.1 billion for the three months ended March 31, 2018 and decreased by net realized distributions of $1.8 billion for the three months ended March 31, 2018.

Performance Revenue Eligible Assets Under Management

The following represents our Performance Revenue Eligible Assets Under Management as of March 31, 2018:

Note:	Totals may not add due to rounding.
(a)	Represents invested and to be invested capital at fair value, including closed commitments for funds whose investment period has not yet commenced, on which Performance Revenue could be earned if certain hurdles are met.
(b)	Represents dry powder exclusive of non-revenue earning general partner and employee commitments.

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

The following table presents the investment record of our significant drawdown funds from inception through March 31, 2018:

			Unrealized Investments			Realized Investments		Total Investments		Net IRRs (c)
Fund (Investment Period Beginning Date / Ending Date)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	N/A	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	N/A	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	17,393	1.4x	—	2,953,649	1.4x	2,971,042	1.4x	7%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	209,294	702,682	0.7x	48%	20,677,725	3.2x	21,380,407	2.8x	42%	36%
BCP V (Dec 2005 / Jan 2011)	21,026,008	1,056,606	2,256,174	1.1x	42%	35,892,518	2.0x	38,148,692	1.9x	9%	8%
BCP VI (Jan 2011 / May 2016)	15,190,284	1,807,564	16,676,954	1.7x	31%	8,567,871	2.0x	25,244,825	1.8x	22%	14%
BEP I (Aug 2011 / Feb 2015)	2,437,617	159,896	2,513,248	1.5x	31%	1,384,179	2.0x	3,897,427	1.6x	29%	12%
BEP II (Feb 2015 / Feb 2021) (d)	4,868,538	1,831,339	2,621,584	1.3x	—	55,898	2.5x	2,677,482	1.3x	N/M	13%
BCP VII (May 2016 / May 2022)	18,551,468	12,824,126	5,233,973	1.3x	—	282,579	1.1x	5,516,552	1.3x	N/M	15%
BCP Asia (Dec 2017 / Dec 2023) (e)	1,797,100	1,627,752	103	N/M	—	—	N/A	103	N/M	N/A	N/M

Total Corporate Private Equity	$78,969,130	$19,541,152	$30,022,111	1.4x	24%	$83,997,664	2.2x	$114,019,775	1.9x	17%	15%

Tactical Opportunities	$17,551,322	$7,729,918	$10,003,228	1.2x	—	$4,653,915	1.7x	$14,657,143	1.4x	23%	12%
Tactical Opportunities Co-Investment and Other	5,257,448	1,449,306	3,823,716	1.2x	—	1,130,175	1.6x	4,953,891	1.2x	N/A	15%
Strategic Partners I-V and Co-Investment (f)	11,862,592	1,743,623	2,154,396	N/M	—	15,360,143	N/M	17,514,539	1.5x	N/A	13%
Strategic Partners VI LBO, RE and SMA (f)	7,402,171	2,345,359	3,362,791	N/M	—	2,540,056	N/M	5,902,847	1.4x	N/A	21%
Strategic Partners VII (f)	7,669,970	2,685,945	4,204,924	N/M	—	281,924	N/M	4,486,848	1.3x	N/A	63%
Strategic Partners RA II (f)	1,806,807	1,465,246	251,324	N/M	—	5,582	N/M	256,906	1.2x	N/A	N/M
BCEP (Jan 2017 / Jan 2021) (g)	4,755,133	3,376,278	1,451,222	1.1x	—	—	N/A	1,451,222	1.1x	N/A	4%
Other Funds and Co-Investment (h)	1,129,258	513	66,087	0.9x	—	639,492	0.9x	705,579	0.9x	N/M	N/M

Real Estate
Pre-BREP	$140,714	$—	$—	N/A	—	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	—	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	N/A	—	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	356,962	0.4x	39%	4,193,319	2.2x	4,550,281	1.7x	35%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	1,757,545	2.0x	30%	11,571,333	2.4x	13,328,878	2.3x	13%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,444	556,442	2,031,419	2.0x	26%	25,400,275	2.6x	27,431,694	2.5x	14%	13%
BREP VII (Aug 2011 / Apr 2015)	13,495,014	2,063,162	12,300,534	1.7x	18%	16,197,932	2.1x	28,498,466	1.9x	29%	18%
BREP VIII (Apr 2015 / Oct 2020)	16,411,403	8,884,917	10,308,128	1.4x	1%	3,700,071	1.5x	14,008,199	1.4x	28%	17%

Total Global BREP	$51,947,442	$11,504,521	$26,754,588	1.5x	13%	$68,597,848	2.3x	$95,352,436	2.0x	20%	16%

BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€—	N/A	—	€1,369,016	2.1x	€1,369,016	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008) (i)	1,629,748	—	178,866	0.7x	24%	2,242,404	2.0x	2,421,270	1.7x	10%	8%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,167	454,762	1,402,919	1.5x	—	4,965,527	2.5x	6,368,446	2.2x	22%	16%
BREP Europe IV (Sep 2013 / Dec 2016)	6,709,008	1,296,578	5,053,183	1.5x	9%	5,855,191	2.0x	10,908,374	1.7x	28%	18%
BREP Europe V (Dec 2016 / Jun 2022)	7,855,508	4,494,806	3,571,217	1.2x	—	12,559	2.5x	3,583,776	1.2x	N/M	20%

Total Euro BREP	€20,223,603	€6,246,146	€10,206,185	1.3x	5%	€14,444,697	2.1x	€24,650,882	1.7x	18%	14%

BREP Asia I (Jun 2013 / Dec 2017)	$5,095,494	$1,893,763	$4,268,941	1.4x	—	$2,435,863	1.8x	$6,704,804	1.5x	23%	17%
BREP Asia II (Dec 2017 / Jun 2023)	6,911,267	6,755,702	323,200	1.0x	—	—	N/A	323,200	1.0x	N/A	N/A
BREP Co-Investment (j)	6,892,347	146,573	2,311,814	1.8x	55%	11,510,361	2.1x	13,822,175	2.0x	16%	16%

Total BREP	$95,605,403	$28,073,264	$45,861,628	1.5x	12%	$101,124,888	2.2x	$146,986,516	1.9x	19%	16%

BPP (k)	$23,755,472	$3,425,136	$23,531,250	1.2x	—	$1,947,913	N/M	$25,479,163	1.2x	N/M	12%
BREDS (l)	$13,242,063	$5,244,979	$3,094,557	1.1x	—	$8,872,128	1.3x	$11,966,685	1.3x	12%	11%

Hedge Fund Solutions
BSCH (Dec 2013 / Jun 2020) (m)	$3,298,575	$2,351,974	$950,535	1.0x	—	$246,864	N/A	$1,197,399	1.3x	N/A	6%
BSCH Co-Investment	276,000	164,903	104,812	0.9x	—	22,953	N/A	127,765	1.1x	N/A	11%

Total Hedge Fund Solutions	$3,574,575	$2,516,877	$1,055,347	1.0x	—	$269,817	N/A	$1,325,164	1.3x	N/A	6%

											continued ...

			Unrealized Investments			Realized Investments		Total Investments		Net IRRs (c)
Fund (Investment Period Beginning Date / Ending Date)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Credit (n)
Mezzanine I (Jul 2007 / Oct 2011)	$2,000,000	$97,114	$44,779	0.8x	—	$4,769,092	1.6x	$4,813,871	1.6x	N/A	17%
Mezzanine II (Nov 2011 / Nov 2016)	4,120,000	1,159,450	2,539,622	1.1x	—	3,938,808	1.5x	6,478,430	1.3x	N/A	13%
Mezzanine III (Sep 2016 / Sep 2021)	6,639,133	4,074,443	2,546,836	1.1x	—	548,379	1.5x	3,095,215	1.1x	N/A	13%
Stressed / Distressed Investing I (Sep 2009 / May 2013)	3,253,143	175,000	382,975	0.6x	—	5,541,392	1.5x	5,924,367	1.4x	N/A	11%
Stressed / Distressed Investing II (Jun 2013 / Jun 2018)	5,125,000	704,060	2,979,367	1.1x	—	2,670,978	1.4x	5,650,345	1.2x	N/A	13%
Stressed / Distressed Investing III (Dec 2017 / Dec 2022)	7,331,130	6,876,354	454,546	1.1x	—	10,482	N/A	465,028	1.1x	N/A	N/A
Energy Select Opportunities (Nov 2015 / Nov 2018)	2,856,867	1,382,309	1,583,917	1.2x	—	383,558	1.7x	1,967,475	1.2x	N/A	19%

Euro
European Senior Debt Fund (Feb 2015 / Feb 2019)	€1,964,689	€1,636,988	€1,712,615	1.0x	—	€556,585	1.6x	€2,269,200	1.1x	N/A	11%

Total Credit	$33,591,683	$16,482,061	$12,638,301	1.1x	—	$18,496,740	1.5x	$31,135,041	1.3x	N/A	14%

The returns herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
(a)	Available Capital represents total investable capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital and may include leverage, less invested capital. This amount is not reduced by outstanding commitments to investments.
(b)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and carried interest, divided by invested capital.
(c)	Net Internal Rate of Return (“IRR”) represents the annualized inception to March 31, 2018 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and carried interest.
(d)	Total Net IRR represents the compound annual rate of return based on actual limited partner cash flows and valuations after management fees (excluding management fees funded using the funds’ revolving credit facility), expenses and the general partner’s allocation of profits. Including management fees funded using the revolving credit facility, BEP II’s Total Net IRR would have been 13%. BEP II’s Realized Net IRR is not meaningful.
(e)	Includes foreign currency gain or loss on invested undrawn capital, if any.
(f)	Realizations are treated as return of capital until fully recovered and therefore unrealized and realized MOICs are not meaningful.
(g)	BCEP, or Blackstone Core Equity Partners, is a core private equity fund which invests with a more modest risk profile and longer hold period.
(h)	Returns for Other Funds and Co-Investment are not meaningful as these funds have limited transaction activity.
(i)	The 10% Realized Net IRR and 8% Total Net IRR exclude investors that opted out of the Hilton investment opportunity. Overall BREP International II performance reflects a 9% Realized Net IRR and a 6% Total Net IRR.
(j)	BREP Co-Investment represents co-investment capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s realized proceeds and unrealized value, as applicable, after management fees, expenses and carried interest.
(k)	BPP represents the core+ real estate funds which invest with a more modest risk profile and lower leverage. Excludes BREIT.
(l)	Excludes Capital Trust drawdown funds.
(m)	BSCH, or Blackstone Strategic Capital Holdings, is a permanent capital vehicle focused on acquiring strategic minority positions in alternative asset managers.
(n)	Funds presented represent the flagship credit drawdown funds only. The Total Credit Net IRR is the combined IRR of the eight credit drawdown funds presented.

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

Private Equity

The following table presents the results of operations for our Private Equity segment:

	Three Months Ended March 31,		2018 vs. 2017
	2018	2017	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net
Base Management Fees	$182,961	$176,706	$6,255	4%
Transaction, Advisory and Other Fees, Net	11,094	16,176	(5,082)	-31%
Management Fee Offsets	(3,193)	(12,190)	8,997	-74%

Total Management and Advisory Fees, Net	190,862	180,692	10,170	6%

Performance Revenues
Realized Performance Allocations	77,123	582,681	(505,558)	-87%
Unrealized Performance Allocations	397,316	(184,478)	581,794	N/M

Total Performance Revenues	474,439	398,203	76,236	19%

Principal Investment Income (Loss)
Realized	6,338	81,294	(74,956)	-92%
Unrealized	17,368	(40,522)	57,890	N/M

Total Principal Investment Income	23,706	40,772	(17,066)	-42%
Interest and Dividend Revenue	8,543	6,661	1,882	28%
Other	(16,408)	(1,800)	(14,608)	812%

Total Revenues	681,142	624,528	56,614	9%

Expenses
Compensation	99,729	83,603	16,126	19%
Performance Compensation
Realized Performance Allocations	33,045	181,633	(148,588)	-82%
Unrealized Performance Allocations	178,802	(39,356)	218,158	N/M

Total Compensation and Benefits	311,576	225,880	85,696	38%
Interest Expense	10,133	10,427	(294)	-3%
Other Operating Expenses	31,151	27,761	3,390	12%

Total Expenses	352,860	264,068	88,792	34%

Economic Income	$328,282	$360,460	$(32,178)	-9%

N/M Not meaningful.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenues

Revenues were $681.1 million for the three months ended March 31, 2018, an increase of $56.6 million compared to $624.5 million for the three months ended March 31, 2017. The increase in revenues was primarily attributable to increases of $76.2 million in Performance Revenues and $10.2 million in Total Management and Advisory Fees, Net, partially offset by a decrease of $17.1 million in Principal Investment Income.

Revenues in our Private Equity segment in the first quarter of 2018 were higher compared to the first quarter of 2017, primarily driven by increased Performance Revenues largely due to appreciation in Strategic Partners and Tactical Opportunities, as well as positive performance in our corporate private equity private investments. The market environment in early 2018 continues to be generally characterized by high prices and as a result, the market for new investments remains challenging. Nonetheless, in the first quarter of 2018 our Private Equity funds were able to deploy $4.0 billion of capital. U.S. tax reform is expected to have a neutral to slightly positive impact for our U.S. private equity investments. Volatility was also a factor in fewer realizations in the quarter and could be a factor going forward. Although we and our portfolio companies are operating against a backdrop of continuing economic strength and improving fundamentals that we expect will benefit our businesses, interest rates are expected to rise throughout 2018 and will likely increase the cost of debt financing for us and our portfolio companies. Revenues in the Private Equity segment would likely be negatively impacted if the costs of wages and other inputs and rising interest rates increasingly pressure profit margins, we experience a period of high inflation without corresponding economic growth or global, regional or sector economic conditions were to deteriorate. See “Item 1A. Risk Factors — Risks Related to Our Business — Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Performance Revenues were $474.4 million for the three months ended March 31, 2018, an increase of $76.2 million, compared to $398.2 million for the three months ended March 31, 2017, driven primarily by Strategic Partners and Tactical Opportunities. Strategic Partners carrying value increased 6.9% in the three months ended March 31, 2018 versus 4.6% in the three months ended March 31, 2017. Tactical Opportunities carrying value increased 5.2% in the three months ended March 31, 2018 versus 3.6% in the three months ended March 31, 2017.

Total Management and Advisory Fees, Net were $190.9 million for the three months ended March 31, 2018, an increase of $10.2 million compared to $180.7 million for the three months ended March 31, 2017, driven primarily by an increase in Base Management Fees, partially offset by a decrease in Transaction, Advisory and Other Fees, Net. Base Management Fees were $183.0 million for the three months ended March 31, 2018, an increase of $6.3 million compared to $176.7 million for the three months ended March 31, 2017, primarily due to the increase in fee-earning assets across the segment. Transaction, Advisory and Other Fees, Net were $11.1 million for the three months ended March 31, 2018, a decrease of $5.1 million compared to $16.2 million for the three months ended March 31, 2017, principally due to decreased capital market deal activity.

Principal Investment Income was $23.7 million for the three months ended March 31, 2018, a decrease of $17.1 million compared to $40.8 million for the three months ended March 31, 2017, driven primarily by a decrease in the appreciation of our investment holdings.

Expenses

Expenses were $352.9 million for the three months ended March 31, 2018, an increase of $88.8 million, compared to $264.1 million for the three months ended March 31, 2017. The increase was primarily attributable to an increase of $85.7 million in Total Compensation and Benefits. The increase in Total Compensation and Benefits was attributable to increases of $69.6 million in Performance Compensation and $16.1 million in Compensation.

The increase in Performance Compensation was primarily due to the increase in Performance Revenues. The increase in Compensation was primarily due to the increase in Management and Advisory Fees, Net as well as the development of new business lines.

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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended March 31,				March 31, 2018 Inception to Date
	2018		2017		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	-7%	-6%	-2%	-2%	56%	42%	50%	36%
BCP V	-1%	-1%	3%	2%	11%	9%	10%	8%
BCP VI	8%	7%	9%	7%	29%	22%	19%	14%
BCP VII	11%	7%	N/A	N/A	N/M	N/M	35%	15%
BEP I	0%	0%	10%	9%	37%	29%	16%	12%
BEP II (b)	9%	6%	13%	13%	N/M	N/M	28%	13%
BCOM	3%	3%	3%	3%	13%	7%	13%	6%
Tactical Opportunities	5%	4%	4%	3%	31%	23%	16%	12%
Tactical Opportunities Co-Investment and Other	6%	6%	6%	6%	N/A	N/A	19%	15%
Strategic Partners I-V and Co-Investment (c)	2%	2%	2%	2%	N/A	N/A	16%	13%
Strategic Partners VI LBO, RE and SMA (c)	6%	5%	4%	4%	N/A	N/A	26%	21%
Strategic Partners VII (c)	11%	9%	N/M	N/M	N/A	N/A	82%	63%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M Not meaningful.

N/A Not applicable.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and carried interest allocations.
(b)	Total Net IRR represents the compound annual rate of return based on actual limited partner cash flows and valuations after management fees (excluding management fees funded using its revolving credit facility), expenses and the general partner’s allocation of profits. Including management fees funded using the revolving credit facility, BEP II’s Total Net IRR would have been 13%. BEP II’s Realized Net IRR is not meaningful.
(c)	Realizations are treated as return of capital until fully recovered and therefore inception to date realized returns are not applicable.

The corporate private equity funds within the Private Equity segment have five funds with closed investment periods: BCP IV, BCP V, BCP VI, BCOM and BEP I. As of March 31, 2018, BCP IV was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes based on the timings of fund closings, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner is subject to equalization such that (a) the general partner accrues carried interest when the respective carried interest for either fund class is positive and (b) the general partner realizes carried interest so long as clawback obligations, if any, for either of the respective fund classes are fully satisfied. During the quarter, both fund classes in aggregate were above their respective carried interest thresholds. BCP VI is currently above its carried interest threshold. BCOM is currently above its carried interest threshold and has generated inception to date positive returns. We are entitled to retain previously realized carried interest up to 20% of BCOM’s net gains. As a result, Performance Revenues are recognized from BCOM on current period gains and losses. BEP I is currently above its carried interest threshold.

Real Estate

The following table presents the results of operations for our Real Estate segment:

	Three Months Ended March 31,		2018 vs. 2017
	2018	2017	$	%
	(Dollars in Thousands)
Revenues
Management Fees, Net
Base Management Fees	$226,526	$197,879	$28,647	14%
Transaction and Other Fees, Net	23,088	21,279	1,809	9%
Management Fee Offsets	(1,668)	(3,550)	1,882	-53%

Total Management Fees, Net	247,946	215,608	32,338	15%

Performance Revenues
Realized Incentive Fees	4,375	2,882	1,493	52%
Realized Performance Allocations	151,309	519,873	(368,564)	-71%
Unrealized Performance Allocations	226,442	(8,046)	234,488	N/M

Total Performance Revenues	382,126	514,709	(132,583)	-26%

Principal Investment Income (Loss)
Realized	14,690	119,579	(104,889)	-88%
Unrealized	2,687	(83,853)	86,540	N/M

Total Principal Investment Income	17,377	35,726	(18,349)	-51%
Interest and Dividend Revenue	15,128	12,094	3,034	25%
Other	(21,497)	(3,150)	(18,347)	582%

Total Revenues	641,080	774,987	(133,907)	-17%

Expenses
Compensation	112,824	102,702	10,122	10%
Performance Compensation
Realized Incentive Fees	2,210	1,333	877	66%
Realized Performance Allocations	54,183	179,956	(125,773)	-70%
Unrealized Performance Allocations	79,170	17,792	61,378	345%

Total Compensation and Benefits	248,387	301,783	(53,396)	-18%
Interest Expense	14,149	14,635	(486)	-3%
Other Operating Expenses	29,417	30,864	(1,447)	-5%

Total Expenses	291,953	347,282	(55,329)	-16%

Economic Income	$349,127	$427,705	$(78,578)	-18%

N/M Not meaningful.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenues

Revenues were $641.1 million for the three months ended March 31, 2018, a decrease of $133.9 million compared to $775.0 million for the three months ended March 31, 2017. The decrease in revenues was primarily attributable to decreases of $132.6 million in Performance Revenues and $18.3 million in Principal Investment Income, partially offset by an increase of $32.3 million in Total Management Fees, Net.

Revenues in our Real Estate segment in the first quarter of 2018 were lower compared to the first quarter of 2017, primarily driven by lower Performance Revenues resulting from slower appreciation in private investments and depreciation in public investments in our real estate opportunistic funds compared to the first quarter of 2017. Overall, operating trends in our Real Estate portfolio remain stable and supply-demand fundamentals remain positive in most markets, although we see decelerating growth in certain sectors, notably retail. As a result of less distress and rising asset values compared to prior years in the United States, the first quarter of 2018 was a more challenging opportunistic investment environment. Nonetheless, our Real Estate funds deployed $4.3 billion of capital in the quarter, including significant investments in Europe. Volatility was also a factor in fewer realizations in the quarter and could be a factor going forward. Overall, we believe U.S. tax reform will have a neutral to slightly positive impact for our real estate investments. Although we are operating against a backdrop of continuing economic strength and improving fundamentals that we expect will benefit our businesses, interest rates are expected to rise throughout 2018 and will likely increase the cost of debt financing for our real estate businesses and assets. If interest rates go up or we experience a period of higher inflation, such rise would likely negatively impact revenues in our Real Estate segment unless occurring against a backdrop of economic strength and improving fundamentals. See “Item 1A. Risk Factors — Risks Related to Our Business — Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Performance Revenues were $382.1 million for the three months ended March 31, 2018, a decrease of $132.6 million compared to $514.7 million for the three months ended March 31, 2017. Performance Revenues decreased due to the lower net appreciation of investment holdings in our BREP opportunistic funds compared to the comparable quarter in 2017. The carrying value of investments for our opportunistic funds increased 3.5% versus 5.7% in the comparable quarter in 2017. Our core+ real estate funds, real estate debt drawdown and hedge funds appreciated 3.4%, 4.4% and 1.9%, respectively.

Principal Investment Income was $17.4 million for the three months ended March 31, 2018, a decrease of $18.3 million compared to $35.7 million for the three months ended March 31, 2017. The decrease in Investment Income was primarily due to lower net appreciation of the Partnership’s principal investments.

Total Management Fees, Net were $247.9 million for the three months ended March 31, 2018, an increase of $32.3 million compared to $215.6 million for the three months ended March 31, 2017, driven primarily by an increase in Base Management Fees. Base Management Fees were $226.5 million for the three months ended March 31, 2018, an increase of $28.6 million compared to $197.9 million for the three months ended March 31, 2017, primarily due to growth in our core+ real estate funds and the launch of BREP Europe V in the fourth quarter of 2016 (and the corresponding expiration of its fee holiday in the second quarter of 2017).

Expenses

Expenses were $292.0 million for the three months ended March 31, 2018, a decrease of $55.3 million, compared to $347.3 million for the three months ended March 31, 2017. The decrease was primarily due to a decrease of $53.4 million in Total Compensation and Benefits. The decrease in Total Compensation and Benefits was primarily due to a decrease of $63.5 million in Performance Compensation, partially offset by an increase of

$10.1 million in Compensation. The decrease in Performance Compensation was primarily due to the decrease in Performance Revenues. The increase in Compensation was primarily due to the increase in Management Fees Revenues.

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

The following table presents the internal rates of return of our significant real estate funds:

	Three Months Ended March 31,				March 31, 2018 Inception to Date
	2018		2017		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP IV	1%	1%	-2%	-1%	60%	35%	22%	12%
BREP V	1%	1%	1%	1%	17%	13%	14%	11%
BREP VI	-1%	-1%	3%	3%	18%	14%	17%	13%
BREP VII	4%	3%	4%	4%	40%	29%	25%	18%
BREP VIII	5%	4%	6%	4%	44%	28%	27%	17%
BREP International II (b)(c)	5%	4%	-1%	-1%	12%	10%	9%	8%
BREP Europe III (b)	2%	1%	8%	7%	32%	22%	24%	16%
BREP Europe IV (b)	5%	3%	13%	10%	38%	28%	25%	18%
BREP Europe V (b)	7%	4%	N/A	N/A	N/M	N/M	38%	20%
BREP Asia I	3%	2%	7%	5%	32%	23%	25%	17%
BREP Co-Investment (d)	-0%	-1%	2%	2%	18%	16%	18%	16%
BPP (e)	3%	3%	3%	3%	N/M	N/M	14%	12%
BREDS Drawdown	5%	3%	4%	3%	16%	12%	16%	11%
BREDS Liquid	2%	2%	4%	3%	N/A	N/A	12%	8%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/A Not applicable.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance revenues.
(b)	Euro-based internal rates of return.
(c)	The 10% Realized Net IRR and 8% Total Net IRR exclude investors that opted out of the Hilton investment opportunity. Overall BREP International II Performance reflects a 9% Realized Net IRR and a 6% Total Net IRR.
(d)	Excludes fully realized co-investments prior to Blackstone’s IPO.
(e)	BPP represents the core+ real estate funds which invest with a more modest risk profile and lower leverage. Excludes BREIT.

The following table presents the carried interest status of our real estate carry funds with expired investment periods which are currently not generating performance revenues as of March 31, 2018:

	Gain to Cross Carried Interest Threshold (a)
Fully Invested Funds	Amount	% Change in Total Enterprise Value (b)	% Change in Equity Value
	(Amounts in Millions)
BREP International II (Sep 2005 / Jun 2008)	€859	147%	506%

(a)	The general partner of each fund is allocated carried interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing carried interest, assuming the gain is earned pro-rata across the fund’s investments and is achieved at the reporting date.
(b)	Total Enterprise Value is the respective fund’s pro-rata ownership of the privately held portfolio companies’ Enterprise Value.

The Real Estate segment has three funds in their investment period, which were above their respective carried interest thresholds as of March 31, 2018: BREP VIII, BREP Europe V and BREDS III.

Hedge Fund Solutions

The following table presents the results of operations for our Hedge Fund Solutions segment:

	Three Months Ended March 31,		2018 vs. 2017
	2018	2017	$	%
	(Dollars in Thousands)
Revenues
Management Fees, Net
Base Management Fees	$129,228	$128,468	$760	1%
Transaction and Other Fees, Net	345	259	86	33%

Total Management Fees, Net	129,573	128,727	846	1%

Performance Revenues
Realized Incentive Fees	8,171	14,087	(5,916)	-42%
Realized Performance Allocations	2,006	597	1,409	236%
Unrealized Performance Allocations	5,061	18,815	(13,754)	-73%

Total Performance Revenues	15,238	33,499	(18,261)	-55%

Principal Investment Income (Loss)
Realized	640	(632)	1,272	N/M
Unrealized	440	18,293	(17,853)	-98%

Total Principal Investment Income	1,080	17,661	(16,581)	-94%
Interest and Dividend Revenue	4,812	3,997	815	20%
Other	(10,288)	(1,610)	(8,678)	539%

Total Revenues	140,415	182,274	(41,859)	-23%

Expenses
Compensation	50,300	47,604	2,696	6%
Performance Compensation
Realized Incentive Fees	4,034	7,014	(2,980)	-42%
Realized Performance Allocations	2,415	303	2,112	697%
Unrealized Performance Allocations	2,186	6,422	(4,236)	-66%

Total Compensation and Benefits	58,935	61,343	(2,408)	-4%
Interest Expense	6,271	6,543	(272)	-4%
Other Operating Expenses	18,785	16,379	2,406	15%

Total Expenses	83,991	84,265	(274)	-0%

Economic Income	$56,424	$98,009	$(41,585)	-42%

N/M Not meaningful.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenues

Revenues were $140.4 million for the three months ended March 31, 2018, a decrease of $41.9 million compared to $182.3 million for the three months ended March 31, 2017. The decrease in revenues was primarily attributable to decreases of $18.3 million in Performance Revenues and $16.6 million in Principal Investment Income.

Revenues in our Hedge Fund Solutions segment in the first quarter of 2018 decreased compared to the first quarter of 2017 primarily driven by a decrease in Performance Revenues across multiple strategies largely as a result of higher appreciation in the comparable 2017 quarter. In addition, a larger concentration of Hedge Fund Solutions’ Fee-Earnings Assets Under Management eligible for Incentive Fees was above the high water mark during the first quarter of 2017 compared to the first quarter of 2018. Although we are operating against a backdrop of continuing economic strength and improving fundamentals that we expect will benefit our businesses, interest rates are expected to rise throughout 2018 and will likely increase our cost of debt financing. Hedge Fund Solutions revenues would likely be negatively impacted if we failed to anticipate a significant or sustained decline in global, regional or sector asset prices, global market conditions deteriorated, or liquidity needs, performance or other reasons caused investors to withdraw assets. See “Item 1A. Risk Factors — Risks Related to Our Business — Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “— Hedge fund investments are subject to numerous additional risks.” in our Annual Report on Form 10-K for the year ended December 31, 2017. The segment operates multiple business lines, manages strategies that are both long and short asset classes and generates a majority of its revenue through management fees, all of which we believe provide a level of downside protection to Hedge Fund Solutions revenues.

Performance Revenues were $15.2 million for the three months ended March 31, 2018, a decrease of $18.3 million compared to $33.5 million for the three months ended March 31, 2017. The decrease was primarily driven by lower returns across a number of strategies, including customized solutions, commingled products, individual investor solutions and specialized solutions compared to the first three months of 2017.

Principal Investment Income was $1.1 million for the three months ended March 31, 2018, a decrease of $16.6 million compared to $17.7 million for the three months ended March 31, 2017, primarily due to lower returns in investments of which Blackstone owns a share compared to the first three months of 2017.

Expenses

Expenses were $84.0 million for the three months ended March 31, 2018, a decrease of $0.3 million compared to $84.3 million for the three months ended March 31, 2017. While the overall change was flat, Total Compensation and Benefits decreased $2.4 million. The decrease in Total Compensation and Benefits was primarily due to a decrease of $5.1 million in Performance Compensation, partially offset by an increase of $2.7 million in Compensation. Performance Compensation decreased due to the decrease in Performance Revenues. Compensation increased due to the increase in Management Fees Revenues, on which a portion of compensation is based.

Operating Metrics

The following table presents information regarding our Incentive Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees		Estimated % Above High Water Mark / Benchmark (a)
	As of March 31,		As of March 31,
	2017	2018	2017	2018
	(Dollars in Thousands)
BAAM-Managed Funds (b)	$36,953,493	$44,211,985	84%	76%

(a)	Estimated % Above High Water Mark/Benchmark represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable BAAM-managed fund has positive investment performance relative to a benchmark, where applicable. Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark or clear a benchmark return, thereby resulting in an increase in Estimated % Above High Water Mark/Benchmark.

(b)	For the BAAM-managed funds, at March 31, 2018 the incremental appreciation needed for the 24% of Fee-Earning Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $495.8 million, an increase of $58.5 million, compared to $437.3 million at March 31, 2017. Of the Fee-Earning Assets Under Management below their respective High Water Marks/Benchmarks as of March 31, 2018, 76% were within 5% of reaching their respective High Water Mark.

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

The following table presents the return information of the BAAM Principal Solutions Composite:

	Three Months Ended March 31,				Average Annual Returns (a)
					Periods Ended March 31, 2018
	2018		2017		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Principal Solutions Composite (b)	1%	1%	3%	2%	7%	6%	4%	4%	6%	5%	7%	6%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)	BAAM’s Principal Solutions (“BPS”) Composite covers the period from January 2000 to present, although BAAM’s inception date is September 1990. The BPS Composite includes only BAAM-managed commingled and customized multi-manager funds and accounts. None of the other platforms/strategies managed through the Blackstone Hedge Fund Solutions Group are included in the composite (except for investments by BPS funds/accounts directly into those platforms/strategies). BAAM-managed funds in liquidation and non-fee-paying assets (in the case of net returns) are excluded from the composite. The historical return is from January 1, 2000.

Credit

The following table presents the results of operations for our Credit segment:

	Three Months Ended March 31,		2018 vs. 2017
	2018	2017	$	%
	(Dollars in Thousands)
Revenues
Management Fees, Net
Base Management Fees	$168,441	$139,905	$28,536	20%
Transaction and Other Fees, Net	2,539	2,508	31	1%
Management Fee Offsets	(3,317)	(17,859)	14,542	-81%

Total Management Fees, Net	167,663	124,554	43,109	35%

Performance Revenues
Realized Incentive Fees	20	29,542	(29,522)	-100%
Realized Performance Allocations	39,204	8,797	30,407	346%
Unrealized Performance Allocations	(480)	49,631	(50,111)	N/M

Total Performance Revenues	38,744	87,970	(49,226)	-56%

Principal Investment Income (Loss)
Realized	7,025	2,653	4,372	165%
Unrealized	(6,517)	7,147	(13,664)	N/M

Total Principal Investment Income	508	9,800	(9,292)	-95%
Interest and Dividend Revenue	7,902	5,744	2,158	38%
Other	(12,701)	(1,727)	(10,974)	635%

Total Revenues	202,116	226,341	(24,225)	-11%

Expenses
Compensation	73,474	55,118	18,356	33%
Performance Compensation
Realized Incentive Fees	418	14,118	(13,700)	-97%
Realized Performance Allocations	22,419	4,586	17,833	389%
Unrealized Performance Allocations	(5,723)	22,675	(28,398)	N/M

Total Compensation and Benefits	90,588	96,497	(5,909)	-6%
Interest Expense	7,685	7,845	(160)	-2%
Other Operating Expenses	27,739	21,458	6,281	29%

Total Expenses	126,012	125,800	212	0%

Economic Income	$76,104	$100,541	$(24,437)	-24%

N/M Not meaningful.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenues

Revenues were $202.1 million for the three months ended March 31, 2018, a decrease of $24.2 million, compared to $226.3 million for the three months ended March 31, 2017. The decrease in revenues was primarily attributable to decreases of $49.2 million in Performance Revenues, $11.0 million in Other Revenue and $9.3 million in Principal Investment Income, partially offset by an increase of $43.1 million in Total Management Fees, Net.

Revenues in our Credit segment in the first quarter of 2018 were lower compared to the first quarter of 2017, primarily driven by lower Performance Revenues as a result of a decrease in Incentive Fees due to a contractual agreement with FS Investments to conclude our investment sub-advisory relationship with respect to our BDCs and lower appreciation in our Performing Credit Strategies and Distressed Strategies. While the conclusion of our investment sub-advisory relationship with FS Investments will adversely affect revenues in the near term, we believe we will replace and ultimately overtake the prior level of revenue associated with such sub-advisory relationship. The lower Performance Revenues were partially offset by higher Management Fees due to the addition of Management Fees generated by Harvest and the receipt of a fixed payment pursuant to a contractual agreement with FS Investments in connection with the conclusion of our sub-advisory relationship with respect to our BDCs. Despite the low interest rate environment, our Credit funds were able to identify attractive investment opportunities, particularly in Europe and floating rate credit, deploying or committing a total of $1.7 billion in the first quarter of 2018. We believe the impact of U.S. tax reform is a net positive for our Credit segment’s U.S.-based portfolio companies with the exception of highly levered companies where the new limits on interest expense deductibility may offset the law’s other benefits. While interest rates are expected to rise in the course of 2018, we believe our current portfolio is somewhat insulated because much of our debt portfolio is floating rate, short duration and/or held to maturity. Moreover, such increases are expected to be against a backdrop of continuing economic strength and improving fundamentals, and the rise in interest rates may create investment opportunities. Our Credit segment revenues may, however, be negatively impacted by our failure to accurately assess and react to risk; a sustained period of depressed energy and commodity prices; and weakened market fundamentals that may lead to, among other things, ratings downgrades. See “Item 1A. Risk Factors — Risks Related to Our Business — Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Performance Revenues were $38.7 million for the three months ended March 31, 2018, a decrease of $49.2 million, compared to $88.0 million for the three months ended March 31, 2017. This change was primarily attributable to a decrease in Incentive Fees due to a contractual agreement with FS Investments pursuant to which, in connection with the conclusion of our sub-advisory relationship with respect to our BDCs, we received a fixed payment in the quarter and did not otherwise receive Incentive Fees, as well as lower returns in our performing credit strategies and distressed strategies.

Other Revenue was $(12.7) million for the three months ended March 31, 2018, a decrease of $11.0 million, compared to $(1.7) million for the three months ended March 31, 2017, primarily due to foreign exchange loss on our euro denominated bonds.

Principal Investment Income was $0.5 million for the three months ended March 31, 2018, a decrease of $9.3 million, compared to $9.8 million for the three months ended March 31, 2017, primarily due to the unrealized investment losses in Blackstone’s investments in GSO funds, as well as our long only funds.

Total Management Fees, Net were $167.7 million for the three months ended March 31, 2018, an increase of $43.1 million, compared to $124.6 million for the three months ended March 31, 2017. The increase was primarily attributable to an increase in Management Fees due to a contractual agreement with FS Investments pursuant to which, in connection with the conclusion of our sub-advisory relationship with respect to our BDCs, we received a fixed payment in the quarter, as well as the acquisition of Harvest.

The Annualized Base Management Fee Rate decreased from 0.79% at March 31, 2017 to 0.60% at March 31, 2018. The decrease was principally due to the inclusion of our insurance solutions initiative and the related fee ramp-up period in the first quarter of 2018.

Expenses

Expenses were $126.0 million for the three months ended March 31, 2018, an increase of $0.2 million, compared to $125.8 million for the three months ended March 31, 2017. The increase in expenses was primarily attributable to an increase of $6.3 million in Other Operating Expenses, partially offset by a decrease of $5.9 million in Total Compensation and Benefits. The increase in Other Operating Expenses was due to an increase in professional fees, business development and communication and information services. The decrease in Total Compensation and Benefits was primarily due to a decrease of $24.3 million in Performance Compensation, partially offset by an increase of $18.4 million in Compensation. The decrease in Performance Compensation was primarily due to the decrease in Performance Revenues. The increase in Compensation was primarily due to the increase in Management Fees Revenues.

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

The following table presents combined internal rates of return of the segment’s performing credit and distressed strategies funds:

	Three Months Ended March 31,				March 31, 2018 Inception to Date
	2018		2017
Composite (a)	Gross	Net	Gross	Net	Gross	Net
Performing Credit Strategies (b)	3%	2%	3%	2%	15%	9%
Distressed Strategies (c)	—	-1%	3%	2%	11%	7%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance revenues, net of tax advances.
(b)	Performing Credit Strategies include mezzanine lending funds, BDCs and other performing credit strategy funds. Performing Credit Strategies’ returns represent the IRR of the combined cash flows of the fee-earning funds exceeding $100 million of fair value at each respective quarter end excluding the Blackstone Funds that were contributed to GSO as part of Blackstone’s acquisition of GSO in March 2008. The inception to date returns are from July 16, 2007.
(c)	Distressed Strategies include stressed/distressed funds, credit alpha strategies and energy strategies. Distressed Strategies’ returns represent the IRR of the combined cash flows of the fee-earning funds exceeding $100 million of fair value at each respective quarter end. The inception to date returns are from August 1, 2005.

As of March 31, 2018, there was $14.4 billion of Performance Revenue eligible assets under management invested in Credit strategies that were above the hurdle necessary to generate Incentive Fees or carried interest. This represented 36% of the total Performance Revenue eligible assets at fair value across all Credit strategies.

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

Total assets were $28.0 billion as of March 31, 2018, a decrease of $6.5 billion from December 31, 2017. The decrease in total assets was principally due to a decrease of $8.9 billion from the deconsolidation of CLOs and other fund entities, partially offset by an increase of $1.6 billion from the launch of new CLOs.

Total liabilities were $14.4 billion as of March 31, 2018, a decrease of $6.3 billion from December 31, 2017. The decrease in total liabilities was principally due to a decrease of $8.7 billion from the deconsolidation of CLOs and other fund entities, partially offset by an increase of $1.6 billion from the launch of new CLOs.

The deconsolidation of the CLOs and fund vehicles was the result of the dilution of Blackstone’s ownership interests in these vehicles during the three months ended March 31, 2018. As a result of the dilution, Blackstone determined that it was no longer the primary beneficiary of these VIEs under GAAP guidance and deconsolidated these vehicles. See Note 9. “Variable Interest Entities” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

For the three months ended March 31, 2018, we had Total Fee Related Revenues of $736.0 million and related expenses of $403.2 million, generating Fee Related Earnings of $332.9 million and Distributable Earnings of $502.1 million.

Sources and Uses of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, the proceeds from our issuances of senior notes, liquid investments we hold on our balance sheet for our own use and access to our $1.5 billion committed revolving credit facility. As of March 31, 2018, Blackstone had $1.7 billion in cash and cash equivalents, $2.7 billion invested in corporate treasury investments, $2.0 billion invested in Blackstone Funds and other investments, against $3.6 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.

In addition to the cash we received from our debt offerings and availability under our committed revolving credit facility, we expect to receive (a) cash generated from operating activities, (b) carried interest and incentive fee realizations, and (c) realizations on the carry and hedge fund investments that we make. The amounts received from these three sources in particular may vary substantially from year to year and quarter to quarter depending on the frequency and size of realization events or net returns experienced by our investment funds. Our available capital could be adversely affected if there are prolonged periods of few substantial realizations from our investment funds accompanied by substantial capital calls for new investments from those investment funds. Therefore, Blackstone’s commitments to our funds are taken into consideration when managing our overall liquidity and cash position.

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes, and (g) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of March 31, 2018 consisted of the following:

	Blackstone and General Partner		Senior Managing Directors and Certain Other Professionals (a)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Private Equity
BCP V	$629,356	$30,730	$—	$—
BCP VI	719,718	106,079	250,000	36,847
BCP VII	500,000	386,073	225,000	173,733
BEP I	50,000	4,703	—	—
BEP II	80,000	45,096	26,667	15,032
BCEP	120,000	86,023	18,992	13,615
BCP Asia	34,719	34,719	11,573	11,573
Tactical Opportunities	366,359	161,372	104,386	53,791
Strategic Partners	409,688	249,051	58,627	32,870
Other (b)	248,592	27,661	—	—
Real Estate
BREP VI	750,000	36,809	150,000	7,362
BREP VII	300,000	45,426	100,000	15,142
BREP VIII	300,000	162,287	100,000	54,096
BREP Europe III	100,000	13,231	35,000	4,410
BREP Europe IV	130,000	23,966	43,333	7,989
BREP Europe V	150,000	90,745	43,333	26,215
BREP Asia I	50,000	16,421	16,667	5,474
BREP Asia II	68,684	65,614	22,895	21,871
BREDS II	50,000	11,311	16,667	3,770
BREDS III	50,000	32,528	16,667	10,843
Other (b)	186,811	41,074	—	—
Hedge Fund Solutions
Strategic Alliance	50,000	2,033	—	—
Strategic Alliance II	50,000	1,482	—	—
Strategic Alliance III	22,000	19,769	—	—
Strategic Holdings LP	154,610	110,266	—	—
Other (b)	3,320	2,016	—	—
Credit
Capital Opportunities Fund II LP	120,000	34,439	110,527	31,720
Capital Opportunities Fund III LP	130,783	98,285	29,854	22,410
GSO Euro Senior Debt Fund LP	63,000	31,176	57,216	28,314
BMezz II	17,692	160	—	—
GSO Capital Solutions	50,000	6,398	27,666	3,540
GSO Capital Solutions II	125,000	59,718	120,534	57,584
GSO Capital Solutions III	151,000	151,000	29,785	29,785
GSO Energy Select Opportunities Fund	80,000	49,451	74,803	46,239
GSO Credit Alpha Fund LP	52,102	7,815	50,285	7,543
Other (b)	128,938	43,183	33,663	8,476
Other
Treasury	115,715	33,709	—	—

	$6,608,087	$2,321,819	$1,774,140	$730,244

(a)	For some of the general partner commitments shown in the table above, we require our senior managing directors and certain other professionals to fund a portion of the commitment even though the ultimate obligation to fund the aggregate commitment is ours pursuant to the governing agreements of the respective funds. The amounts of the aggregate applicable general partner original and remaining commitment are shown in the table above. In addition, certain senior managing directors and other professionals are required to fund a de minimis amount of the commitment in the other private equity, real estate and credit-focused carry funds. We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described above will be more than sufficient to fund our working capital requirements.
(b)	Represents capital commitments to a number of other funds in each respective segment.

As of March 31, 2018, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of the Partnership, had issued and outstanding the following senior notes (collectively the “Notes”):

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., had authorized the repurchase of up to $500 million of our common units and Blackstone Holdings Partnership Units. During the three months ended March 31, 2018, no units were repurchased. As of March 31, 2018, the amount remaining under this program available for repurchases was $335.8 million.

On April 16, 2018, Blackstone announced that its Board of Directors authorized the repurchase of up to $1.0 billion of common units and Blackstone Holdings partnership units, increasing the $335.8 million of repurchase authorization remaining under the prior authorization. Under the unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The unit repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.

Distributable Earnings, Fee Related Earnings and Economic Net Income

We use Distributable Earnings, which is derived from our segment reported results, as a supplemental non-GAAP measure to assess performance and amounts available for distributions to Blackstone unitholders, including Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships. Distributable Earnings is intended to show the amount of net realized earnings without the effects of the consolidation of the Blackstone Funds. Distributable Earnings is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. Distributable Earnings, which is a component of Economic Net Income, is the sum across all segments of: (a) Total Management, Advisory and Other Fees, Net, (b) Interest and Dividend Revenue, (c) Realized Incentive Fees, (d) Realized Performance Allocations, and (e) Realized Principal Investment Income (Loss); less (a) Compensation, excluding the expense of equity-based awards, (b) Realized Incentive Fee Compensation, (c) Realized Performance Allocations Compensation, (d) Interest Expense, (e) Other Operating Expenses, and (f) Taxes and Related Payables Under the Tax Receivable Agreement.

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

The following calculates the components of Fee Related Earnings, Distributable Earnings and Economic Net Income in the above table identified by note (b):

(a)	Represents the total segment amounts of the respective captions. See Note 18. “Segment Reporting” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
(b)	Represents equity-based award expense included in Economic Income, which excludes all transaction-related equity-based charges.
(c)	Taxes and Related Payables represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes and to exclude the tax impact on any divestitures and the Payable Under Tax Receivable Agreement.
(d)	Represents tax-related payables including the Payable Under Tax Receivable Agreement, which is a component of Taxes and Related Payables.

The following table is a reconciliation of Net Income Attributable to The Blackstone Group L.P. to Economic Income, of Economic Income to Economic Net Income, of Economic Net Income to Fee Related Earnings, of Fee Related Earnings to Distributable Earnings and of Distributable Earnings to Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization:

(Dollars in Thousands)	Three Months Ended March 31, 2018	2017
Net Income Attributable to The Blackstone Group L.P.	**$ 367,872**	**$ 451,909**
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	320,208	409,046
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	155,499	138,685
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(1,275)	2,000
Net Income	**$ 842,304**	**$ 1,001,640**
Provision for Taxes	54,495	57,437
Income Before Provision for Taxes	**$ 896,799**	**$ 1,059,077**
Transaction-Related Charges (a)	52,489	56,979
Amortization of Intangibles (b)	14,873	11,344
(Income) Associated with Non-Controlling Interests of Consolidated Entities (c)	(154,224)	(140,685)
Economic Income	$ 809,937	$ 986,715
Taxes (d)	(18,228)	(18,805)
Economic Net Income	$ 791,709	$ 967,910
Taxes (d)	18,228	18,805
Performance Revenues Adjustment (e)	(910,547)	(1,034,381)
Principal Investment Income Adjustment (f)	(42,671)	(103,959)
Other Revenue (g)	60,894	8,287
Net Interest Loss (h)	1,853	10,954
Performance Compensation and Benefits Adjustment (i)	373,159	396,476
Equity-Based Compensation - Non-Performance Compensation Related (j)	40,248	26,650
Fee Related Earnings	$ 332,873	$ 290,742
Net Realized Performance Revenues (k)	167,384	772,780
Realized Principal Investment Income (l)	28,693	202,894
Net Interest (Loss) (h)	(1,853)	(10,954)
Taxes and Related Payables Including Payable Under Tax Receivable Agreement (m)	(25,042)	(25,324)
Distributable Earnings	**$ 502,055**	**$ 1,230,138**
Interest Expense (n)	38,238	39,450
Taxes and Related Payables Including Payable Under Tax Receivable Agreement (m)	25,042	25,324
Depreciation and Amortization	6,251	6,216
Adjusted EBITDA	**$ 571,586**	**$ 1,301,128**

(a)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for Transaction-Related Charges which include principally equity-based compensation charges associated with Blackstone’s initial public offering and certain long-term retention programs outside of annual deferred compensation, adjustments to the Tax Receivable Agreement Liability and other corporate actions.
(b)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes amounts for the Amortization of Intangibles which are associated with Blackstone’s initial public offering and other corporate actions.
(c)	This adjustment adds back to Income (Loss) Before Provision (Benefit) for Taxes the amount of (Income) Loss Associated with Non-Controlling Interests of Consolidated Entities.
(d)	Taxes represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes and adjusted to exclude the tax impact on any divestitures.
(e)	This adjustment removes from Economic Income the total segment amount of Performance Revenues, comprised of Incentive Fees and Performance Allocations.
(f)	This adjustment removes from Economic Income the total segment amount of Principal Investment Income (Loss).
(g)	This adjustment removes from Economic Income the total segment amount of Other Revenue.
(h)	This adjustment represents Interest Income and Dividend Revenue less Interest Expense.
(i)	This adjustment removes from expenses the compensation and benefit amounts related to Blackstone’s profit sharing plans related to Performance Revenues, including Performance Compensation Related equity-based award expense.
(j)	Represents Non-Performance Compensation Related equity-based award expense and excludes all transaction-related equity-based charges.
(k)	Represents the adjustment for realized Performance Revenues net of corresponding actual amounts due under Blackstone’s profit sharing plans related thereto.
(l)	Represents the adjustment for Blackstone’s Realized Principal Investment Income (Loss).
(m)	Taxes and Related Payables Including Payable Under Tax Receivable Agreement represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes and to exclude the tax impact on any divestitures and the Payable Under Tax Receivable Agreement.
(n)	Represents Total Segment Interest Expense.

Distributions

Distributable Earnings, which is derived from Blackstone’s segment reported results, is a supplemental measure to assess performance and amounts available for distributions to Blackstone unitholders, including Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships. Distributable Earnings is intended to show the amount of net realized earnings without the effects of the consolidation of the Blackstone Funds. Distributable Earnings, which is a component of Economic Net Income, is the sum across all segments of: (a) Total Management, Advisory and Other Fees, Net, (b) Interest and Dividend Revenue, (c) Realized Incentive Fees, (d) Realized Performance Allocations, and (e) Realized Principal Investment Income (Loss); less (a) Compensation, excluding the expense of equity-based awards, (b) Realized Incentive Fee Compensation, (c) Realized Performance Allocations Compensation, (d) Interest Expense, (e) Other Operating Expenses, and (f) Taxes and Related Payables Including the Payable Under Tax Receivable Agreement.

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

The following graph shows fiscal quarterly and annual per common unitholder distributions for 2017 and 2018. Distributions are declared and paid in the quarter subsequent to the quarter in which they are earned.

With respect to the first quarter of fiscal year 2018, we have paid to common unitholders a distribution of $0.35 per common unit. With respect to fiscal year 2017, we paid common unitholders aggregate distributions of $2.70 per common unit.

Blackstone intends to distribute a portion of the after-tax proceeds received from the April 9, 2018 conclusion of its sub-advisor relationship with FS Investments to unitholders resulting in an anticipated incremental $0.30 per common unit and per Blackstone Holdings Partnership unit over the next three quarters. See “—Notable Transactions”.

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

The following table presents information regarding these financial instruments in our Condensed Consolidated Statements of Financial Condition:

	Repurchase Agreements	Securities Sold, Not Yet Purchased
	(Dollars in Millions)
Balance, March 31, 2018	$142.5	$167.5
Balance, December 31, 2017	$118.8	$154.4
Three Months Ended March 31, 2018
Average Daily Balance	$131.3	$170.0
Maximum Daily Balance	$145.9	$174.7

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of March 31, 2018 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	April 1, 2018 to December 31, 2018	2019-2020	2021-2022	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$59,488	$143,575	$156,476	$345,144	$704,683
Purchase Obligations	28,456	21,077	1,799	—	51,332
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	400,000	3,207,000	3,607,000
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	98,064	269,820	234,570	1,616,635	2,219,089
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	2,819	—	—	5,900,160	5,902,979
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	143,507	382,540	382,540	1,411,733	2,320,320
Blackstone Funds Capital Commitments to Investee Funds (f)	397,329	—	—	—	397,329
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (g)	—	152,885	132,205	461,397	746,487
Unrecognized Tax Benefits, Including Interest and Penalties (h)	2,625	—	—	—	2,625
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (i)	2,321,819	—	—	—	2,321,819

Consolidated Contractual Obligations	3,054,107	969,897	1,307,590	12,942,069	18,273,663
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	(2,819)	—	—	(5,900,160)	(5,902,979)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	(143,507)	(382,540)	(382,540)	(1,411,733)	(2,320,320)
Blackstone Funds Capital Commitments to Investee Funds (f)	(397,329)	—	—	—	(397,329)

Blackstone Operating Entities Contractual Obligations	$2,510,452	$587,357	$925,050	$5,630,176	$9,653,035

(a)	We lease our primary office space and certain office equipment under agreements that expire through 2030. In connection with certain office space lease agreements, we are responsible for escalation payments. The contractual obligation table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities on the Condensed Consolidated Statements of Financial Condition. The amounts are presented net of contractual sublease commitments.
(b)	Represents the principal amount due on the senior notes we issued. As of March 31, 2018, we had no outstanding borrowings under our revolver.
(c)	Represents interest to be paid over the maturity of our senior notes and borrowings under our revolving credit facility which has been calculated assuming no pre-payments are made and debt is held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver.
(d)	These obligations are those of the Blackstone Funds including the consolidated CLO vehicles.
(e)

Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of March 31, 2018, at spreads to market rates pursuant to the financing agreements, and range from 2.1% to 8.5%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
(f)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.
(g)	Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s IPO in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Condensed Consolidated Financial Statements and shown in Note 16. “Related Party Transactions” (see “Part I. Item 1. Financial Statements”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.
(h)	The total represents gross unrecognized tax benefits of $1.2 million and interest and penalties of $1.4 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $15.5 million and interest of $1.5 million; therefore, such amounts are not included in the above contractual obligations table.
(i)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees

Blackstone and certain of its consolidated funds provide financial guarantees. The amounts and nature of these guarantees are described in Note 17. “Commitments and Contingencies — Contingencies — Guarantees” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of March 31, 2018.

Clawback Obligations

Performance Allocations are subject to clawback to the extent that the Performance Allocations received to date with respect to a fund exceeds the amount due to Blackstone based on cumulative results of that fund. The actual clawback liability, however, generally does not become realized until the end of a fund’s life except for certain Blackstone real estate funds, multi-asset class investment funds and credit-focused funds, which may have an interim clawback liability. The lives of the carry funds, including available contemplated extensions, for which a liability for potential clawback obligations has been recorded for financial reporting purposes, are currently anticipated to expire at various points through 2028. Further extensions of such terms may be implemented under given circumstances.

For financial reporting purposes, when applicable, the general partners record a liability for potential clawback obligations to the limited partners of some of the carry funds due to changes in the unrealized value of a fund’s remaining investments and where the fund’s general partner has previously received Performance Allocation distributions with respect to such fund’s realized investments.

As of March 31, 2018, the total clawback obligations were $2.2 million, of which $1.1 million related to Blackstone Holdings and $1.1 million related to current and former Blackstone personnel. If, at March 31, 2018, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $6.5 billion, on an after tax basis where applicable, of which Blackstone Holdings is potentially liable for $5.9 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote. See Note 16. “Related Party Transactions” and Note 17. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

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

Principles of Consolidation

The Partnership consolidates all entities that it controls through a majority voting interest or otherwise, including those Blackstone Funds in which the general partner has a controlling financial interest. The Partnership has a controlling financial interest in Blackstone Holdings because the limited partners do not have the right to dissolve the partnerships or have substantive kick out rights or participating rights that would overcome the control held by the Partnership. Accordingly, the Partnership consolidates Blackstone Holdings and records non-controlling interests to reflect the economic interests of the limited partners of Blackstone Holdings.

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

The Partnership determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and continuously reconsiders that conclusion. In determining whether the Partnership is the primary beneficiary, Blackstone evaluates its control rights as well as economic interests in the entity held either directly or indirectly by the Partnership. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Partnership is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by the Partnership, affiliates of the Partnership or third parties) or amendments to the governing documents of the respective Blackstone Funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, the Partnership assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

Assets of consolidated VIEs that can only be used to settle obligations of the consolidated VIE and liabilities of a consolidated VIE for which creditors (or beneficial interest holders) do not have recourse to the general credit of Blackstone are presented in a separate section in the Condensed Consolidated Statements of Financial Condition.

Revenue Recognition

Revenues primarily consist of management and advisory fees, incentive fees, investment income, interest and dividend revenue and other. Please refer to “Part I. Item 1. Business — Incentive Arrangements / Fee Structure” in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information regarding the manner in which Base Management Fees and Incentive Fees are generated.

Management and advisory fees and incentive fees are accounted for as contracts with customers. Under the guidance for contracts with customers, an entity is required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. See Note 18. “Segment Reporting” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” for a disaggregated presentation of revenues from contracts with customers.

Investment Income represents the unrealized and realized gains and losses on the Partnership’s Performance Allocations and Principal Investments. Interest and Dividend Revenue comprises primarily interest and dividend income earned on principal investments held by us. Other Revenue consists of miscellaneous income and foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars.

Management and Advisory Fees, Net — Management and Advisory Fees, Net are comprised of management fees, including base management fees, transaction and other fees and advisory fees net of management fee reductions and offsets.

The Partnership earns base management fees from limited partners of funds in each of its managed funds, at a fixed percentage of assets under management, net asset value, total assets, committed capital or invested capital. These customer contracts require the Partnership to provide investment management services, which represents a performance obligation that the Partnership satisfies over time. Management fees are a form of variable consideration because the fees the Partnership is entitled to vary based on fluctuations in the basis for the management fee. The amount recorded as revenue is generally determined at the end of the period because these management fees are payable on a regular basis (typically quarterly) and are not subject to clawback once paid. The range of management fee rates and the calculation base from which they are earned, generally, are as follows:

On private equity, real estate, and certain of our hedge fund solutions and credit-focused funds:

•	0.25% to 1.75% of committed capital or invested capital during the investment period,

•	0.25% to 1.50% of invested capital, committed capital and investment fair value subsequent to the investment period for private equity and real estate funds, and

•	0.75% to 1.50% of invested capital or net asset value subsequent to the investment period for certain of our hedge fund solutions and credit-focused funds.

On real estate, credit and MLP-focused funds structured like hedge funds:

•	0.50% to 1.50% of net asset value.

On credit and MLP-focused separately managed accounts:

•	0.25% to 1.50% of net asset value or total assets.

On real estate separately managed accounts:

•	0.50% to 2.00% of invested capital, net operating income or net asset value.

On funds of hedge funds, certain hedge funds and separately managed accounts invested in hedge funds:

•	0.50% to 1.25% of net asset value.

On CLO vehicles:

•	0.40% to 0.65% of the aggregate par amount of collateral assets, including principal cash.

On credit-focused registered and non-registered investment companies:

•	0.35% to 1.50% of total assets or net asset value.

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

Transaction, advisory and other fees (including monitoring fees) are principally fees charged to the limited partners of funds indirectly through the managed funds and portfolio companies. The investment advisory agreements generally require that the investment adviser reduce the amount of management fees payable by the limited partners to the Partnership (“management fee reductions”) by an amount equal to a portion of the transaction and other fees paid to the Partnership by the portfolio companies. The amount of the reduction varies by fund, the type of fee paid by the portfolio company and the previously incurred expenses of the fund. These fees and associated management fee reductions are a component of the transaction price for our performance obligation to provide investment management services to the limited partners of funds and are recognized as changes to the transaction price in the period in which they are charged and the services are performed.

Management fee offsets are reductions to management fees payable by the limited partners of the Blackstone Funds, which are based on the amount such limited partners reimburse the Blackstone Funds or the Partnership primarily for placement fees. Providing investment management services requires the Partnership to arrange for services on behalf of its customers. In those situations where we are acting as an agent on behalf of the limited partners of funds, it presents the cost of services as net against management fee revenue. In all other situations, the cost of those services is presented gross as an expense with any reimbursement from the limited partners of the funds recorded as revenue.

Accrued but unpaid Management and Advisory Fees, net of management fee reductions and management fee offsets, as of the reporting date are included in Accounts Receivable or Due from Affiliates in the Condensed Consolidated Statements of Financial Condition.

Incentive Fees — Contractual fees earned based on the performance of Blackstone Funds (“Incentive Fees”) are a form of variable consideration in their contracts with customers to provide investment management services. Incentive Fees are earned based on fund performance during the period, subject to the achievement of minimum return levels, or high water marks, in accordance with the respective terms set out in each fund’s governing agreements. Incentive Fees will not be recognized as revenue until (a) it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, or (b) the uncertainty associated with the variable consideration is subsequently resolved. Incentive Fees are typically recognized as revenue when realized at the end of the measurement period. Once realized, such fees are not subject to clawback or reversal. Accrued but unpaid Incentive Fees charged directly to investors in Blackstone Funds as of the reporting date are recorded within Due from Affiliates in the Condensed Consolidated Statements of Financial Condition.

Investment Income (Loss) — Investment Income (Loss) represents the unrealized and realized gains and losses on the Partnership’s Performance Allocations and Principal Investments.

In certain fund structures across private equity, real estate, hedge fund solutions and credit-focused funds, which we refer to as carry funds, Blackstone, through its subsidiaries, invests alongside its limited partners in a partnership and is entitled to its pro-rata share of the results of the fund (a “pro-rata allocation”). In addition to a pro-rata allocation, and assuming certain investment returns are achieved, Blackstone is entitled to a disproportionate allocation of the income otherwise allocable to the limited partners, commonly referred to as carried interest or Performance Allocations.

Performance Allocations are made to the general partner based on cumulative fund performance to date, subject to a preferred return to limited partners. At the end of each reporting period, the Partnership calculates the balance of Accrued Performance Allocations that would be due to the Partnership for each fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as Accrued Performance Allocations to reflect either (a) positive performance resulting in an increase in the Accrued Performance Allocation to the general partner or (b) negative performance that would cause the amount due to the Partnership to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the Accrued Performance Allocation to the general partner. In each scenario, it is necessary to calculate the Accrued Performance Allocation on cumulative results compared to the Accrued Performance Allocation recorded to date and make the required positive or negative adjustments. The Partnership ceases to record negative Performance Allocations once previously Accrued Performance Allocations for such fund have been fully reversed. The Partnership is not obligated to pay guaranteed returns or hurdles, and therefore, cannot have negative Performance Allocations over the life of a fund. Accrued Performance Allocations as of the reporting date are reflected in Investments in the Condensed Consolidated Statements of Financial Condition.

Performance Allocations are realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the preferred return or, in limited instances, after certain thresholds for return of capital are met. Performance Allocations are subject to clawback to the extent that the Performance Allocation received to date exceeds the amount due to Blackstone based on cumulative results. As such, the accrual for potential repayment of previously received Performance Allocations, which is a component of Due to Affiliates, represents all amounts previously distributed to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone carry funds if the Blackstone carry funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual clawback liability, however, generally does not become realized until the end of a fund’s life except for certain funds, including certain Blackstone real estate funds, multi-asset class investment funds and credit-focused funds, which may have an interim clawback liability.

Principal Investments include the unrealized and realized gains and losses on the Partnership’s principal investments, including its investments in Blackstone Funds that are not consolidated and receive pro-rata allocations, its equity method investments, and other principal investments. Income (Loss) on Principal Investments is realized when the Partnership redeems all or a portion of its investment or when the Partnership receives cash income, such as dividends or distributions. Unrealized Income (Loss) on Principal Investments results from changes in the fair value of the underlying investment as well as the reversal of unrealized gain (loss) at the time an investment is realized.

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

Compensation and Benefits — Incentive Fee Compensation — Incentive Fee Compensation consists of compensation paid based on Incentive Fees.

Compensation and Benefits — Performance Allocations Compensation — Performance Allocation Compensation consists of compensation paid based on Performance Allocations (which may be distributed in cash or in-kind). Such compensation expense is subject to both positive and negative adjustments. Unlike Performance Allocations, compensation expense is based on the performance of individual investments held by a fund rather than on a fund by fund basis. These amounts may also include allocations of investment income from Blackstone’s principal investments, to senior managing directors and employees participating in certain profit sharing initiatives.

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

The Partnership has elected the fair value option for the assets of consolidated CLO vehicles. As permitted under GAAP, the Partnership measures the liabilities of consolidated CLO vehicles as (a) the sum of the fair value of the consolidated CLO assets and the carrying value of any nonfinancial assets held temporarily, less (b) the sum of the fair value of any beneficial interests retained by the Partnership (other than those that represent compensation for services) and the Partnership’s carrying value of any beneficial interests that represent compensation for services. As a result of this measurement alternative, there is no attribution of amounts to Non-Controlling Interests for consolidated CLO vehicles. Assets of the consolidated CLOs are presented within Investments within the Condensed Consolidated Statements of Financial Condition and Liabilities within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by non-consolidated affiliates. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income are presented within Net Gains from Fund Investment Activities. Expenses of consolidated CLO vehicles are presented in Fund Expenses.

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

Intangibles and Goodwill

Blackstone’s intangible assets consist of contractual rights to earn future fee income, including management and advisory fees, Incentive Fees and Performance Allocations. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from three to twenty years, reflecting the contractual lives of such assets. Amortization expense is included within General, Administrative and Other in the Condensed Consolidated Statements of Operations. The Partnership does not hold any indefinite-lived intangible assets. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Goodwill comprises goodwill arising from the contribution and reorganization of the Partnership’s predecessor entities in 2007 immediately prior to its IPO, the acquisition of GSO in 2008 and the acquisition of Strategic Partners in 2013 and the acquisition of Harvest in 2017. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of Blackstone’s operating segments is less than their respective carrying values. The operating segment is the reporting level for testing the impairment of goodwill. If it is determined that it is more likely than not that an operating segment’s fair value is less than its carrying value or when the quantitative approach is used, a two-step quantitative assessment is performed to (a) calculate the fair value of the operating segment and compare it to its carrying value, and (b) if the carrying value exceeds its fair value, to measure an impairment loss.

Senior management has organized the firm into four operating segments. All of the components in each segment have similar economic characteristics and senior management makes key operating decisions based on the performance of each segment. Therefore, we believe that operating segment is the appropriate reporting level for testing the impairment of goodwill.

The carrying value of goodwill was $1.8 billion as of March 31, 2018 and December 31, 2017. At March 31, 2018 and December 31, 2017, we determined that there was no evidence of goodwill impairment.

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

Our predominant exposure to market risk is related to our role as general partner or investment adviser to the Blackstone Funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, performance revenues and investment income.

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

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the fair value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the three months ended March 31, 2018 and March 31, 2017, the percentages of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	Three Months Ended March 31,
	2018	2017
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	34%	34%

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of March 31, 2018 and March 31, 2017, we estimate that a 10% decline in fair value of the investments would result in the following declines in Management Fees, Performance Revenues, Net of Related Compensation Expense and Investment Income:

	March 31,
	2018			2017
	Management Fees (a)	Performance Revenues, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Revenues, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$79,791	$1,427,077	$196,308	$88,945	$1,177,531	$235,607

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Total Assets Under Management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	March 31, 2018
	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Private Equity	$62,422,958	70%
Real Estate	$81,744,380	84%
Credit	$92,015,978	40%

The fair value of our investments and securities can vary significantly based on a number of factors that take into consideration the diversity of the Blackstone Funds’ investment portfolio and on a number of factors and inputs such as similar transactions, financial metrics, and industry comparatives, among others. See “Part I. Item 1A. Risk

Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. Also see “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investments, at Fair Value”. We believe these fair value amounts should be utilized with caution as our intent and strategy is to hold investments and securities until prevailing market conditions are beneficial for investment sales.

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of March 31, 2018 and March 31, 2017, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management Fees, Performance Revenues, Net of Related Compensation Expense and Investment Income:

	March 31,
	2018			2017
	Management Fees (a)	Performance Revenues, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Revenues, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$21,035	$349,169	$26,591	$14,297	$269,236	$29,883

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of March 31, 2018 and March 31, 2017, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	March 31,
	2018	2017
	(Dollars in Thousands)
Annualized Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates	$28	$28

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

	March 31,
	2018			2017
	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets
	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$12,911	(a)	$19,068	$10,240	(a)	$26,036

(a)	As of March 31, 2018 and 2017, this represents 0.3% and 0.2% of our portfolio of liquid assets, respectively.

Blackstone has U.S. dollar and non-U.S. dollar based interest rate derivatives whose future cash flows and present value may be affected by movement in their respective underlying yield curves. We estimate that as of March 31, 2018, a one percentage increase parallel shift in global yield curves would result in the following impact on Other Revenue:

	March 31,
	2018	2017
	(Dollars in Thousands)
Annualized Increase in Other Revenue Due to a One Percentage Point Increase in Interest Rates	$25,019	$—	(a)

(a)	Blackstone held no interest rate risk derivatives as of March 31, 2017 which impact Other Revenue.

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

We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	March 31,
	2018	2017
	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$32,724	$39,531

(a)	As of March 31, 2018 and 2017, this represents 0.7% and 0.8% of our portfolio of liquid assets, respectively.

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

No change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. See “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our consolidated financial statements. However, given the inherent unpredictability of these types of proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could have a material effect on Blackstone’s financial results in any particular period.

ITEM 1A.	RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and in our subsequently filed Quarterly Reports on Form 10-Q, all of which are accessible on the Securities and Exchange Commission’s website at www.sec.gov.

See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment” in this report for a discussion of the conditions in the financial markets and economic conditions affecting our businesses. This discussion updates, and should be read together with, the risk factor entitled “Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

In January 2008, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $500 million of Blackstone common units and Blackstone Holdings Partnership Units. During the three months ended March 31, 2018, no units were repurchased. As of March 31, 2018, the amount remaining available for repurchases was $335.8 million under this program.

On April 16, 2018, Blackstone announced that its Board of Directors authorized the repurchase of up to $1.0 billion of common units and Blackstone Holdings partnership units, increasing the $335.8 million of repurchase authorization remaining under the prior authorization. Under the unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The unit repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. See “Part I. Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 14. Net Income Per Common Unit” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Liquidity” for further information regarding this unit repurchase program.

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

On May 8, 2018, Sir John Antony Hood was appointed to the board of directors of Blackstone Group Management L.L.C., the general partner (the “General Partner”) of the Partnership, and its Audit and Conflicts Committees, effective May 14, 2018.

Sir John will receive an annual cash retainer of $150,000. In addition, Sir John will receive, effective May 14, 2018, a grant of deferred restricted common units with a value of $150,000 under The Blackstone Group L.P. Amended and Restated 2007 Equity Incentive Plan. These deferred restricted common units will vest, and the underlying common units will be delivered, on the first anniversary of the date of grant, subject to Sir John’s continued service on the board of directors of the General Partner.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

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

Date: May 8, 2018

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C., its General Partner

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)