Form 10-Q
period 2018-06-30
Blackstone Group L.P.
filed 2018-08-08
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of August 2, 2018 was 667,149,651.

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

Website and Social Media Disclosure

We use our website (www.blackstone.com), Facebook page (www.facebook.com/blackstone), Twitter (www.twitter.com/blackstone), LinkedIn (www.linkedin.com/company/blackstonegroup), Instagram (www.instagram.com/blackstone), SoundCloud (www.soundcloud.com/blackstone-300250613), PodBean (www.blackstone.podbean.com), Spotify (https://open.spotify.com/show/1PqaIgd12KgRN8rlijBhE7) and YouTube (www.youtube.com/user/blackstonegroup) accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about Blackstone when you enroll your e-mail address by visiting the “Contact Us/Email Alerts” section of our website at http://ir.blackstone.com. The contents of our website, any alerts and social media channels are not, however, a part of this report.

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

“Blackstone Funds,” “our funds” and “our investment funds” refer to the private equity funds, real estate funds, funds of hedge funds, credit-focused funds, collateralized loan obligation (“CLO”), real estate investment trusts and registered investment companies that are managed by Blackstone. “Our carry funds” refers to the private equity funds, real estate funds and certain of the hedge fund solutions and credit-focused funds (with multi-year drawdown, commitment-based structures that only pay carry on the realization of an investment) that are managed by Blackstone. We refer to our general corporate private equity funds as Blackstone Capital Partners (“BCP”) funds, our energy-focused private equity funds as Blackstone Energy Partners (“BEP”) funds, our core private equity fund as Blackstone Core Equity Partners (“BCEP”), our opportunistic investment platform that invests globally across asset classes, industries and geographies as Blackstone Tactical Opportunities (“Tactical Opportunities”), our secondary private equity fund of funds business as Strategic Partners Fund Solutions (“Strategic Partners”), our infrastructure-focused funds as Blackstone Infrastructure Partners (“BIP”), our multi-asset investment program for eligible high net worth investors offering exposure to certain of our key illiquid investment strategies through a single commitment as Blackstone Total Alternatives Solution (“BTAS”) and our capital markets services business as Blackstone Capital Markets (“BXCM”). We refer to our real estate opportunistic funds as Blackstone Real Estate

Partners (“BREP”) funds and our real estate debt investment funds as Blackstone Real Estate Debt Strategies (“BREDS”) funds. We refer to our core+ real estate funds, which target substantially stabilized assets in prime markets, as Blackstone Property Partners (“BPP”) funds. We refer to our real estate investment trusts as “REITs”, to Blackstone Mortgage Trust, Inc., our NYSE-listed REIT, as “BXMT”, and to Blackstone Real Estate Income Trust, Inc., our non-exchange traded REIT, as “BREIT”. “Our hedge funds” refers to our funds of hedge funds, certain of our real estate debt investment funds, including a registered investment company, and certain other credit-focused funds which are managed by Blackstone. “BIS” refers to Blackstone Insurance Solutions, which partners with insurers to deliver bespoke, capital-efficient investments tailored to each insurer’s needs and risk profile.

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

This report does not constitute an offer of any Blackstone Fund.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	June 30, 2018	December 31, 2017
Assets
Cash and Cash Equivalents	$1,710,251	$1,992,497
Cash Held by Blackstone Funds and Other	288,675	1,929,531
Investments (including assets pledged of $217,832 and $169,746 at June 30, 2018 and December 31, 2017, respectively)	22,008,182	24,434,049
Accounts Receivable	917,717	875,018
Due from Affiliates	2,015,949	2,028,137
Intangible Assets, Net	380,844	409,828
Goodwill	1,778,192	1,778,192
Other Assets	252,936	242,697
Deferred Tax Assets	722,551	725,970

Total Assets	$30,075,297	$34,415,919

Liabilities and Partners’ Capital
Loans Payable	$10,195,403	$14,815,436
Due to Affiliates	967,250	937,158
Accrued Compensation and Benefits	2,987,977	2,623,492
Securities Sold, Not Yet Purchased	155,780	154,380
Repurchase Agreements	182,489	118,840
Accounts Payable, Accrued Expenses and Other Liabilities	950,802	2,043,522

Total Liabilities	15,439,701	20,692,828

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	158,799	210,944

Partners’ Capital
The Blackstone Group L.P. Partners’ Capital
Partners’ Capital (common units: 673,544,082 issued and outstanding as of June 30, 2018; 659,526,093 issued and outstanding as of December 31, 2017)	7,105,225	6,668,511
Accumulated Other Comprehensive Loss	(57,876)	(34,018)

Total The Blackstone Group L.P. Partners’ Capital	7,047,349	6,634,493
Non-Controlling Interests in Consolidated Entities	3,492,621	3,253,148
Non-Controlling Interests in Blackstone Holdings	3,936,827	3,624,506

Total Partners’ Capital	14,476,797	13,512,147

Total Liabilities and Partners’ Capital	$30,075,297	$34,415,919

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

	June 30, 2018	December 31, 2017
Assets
Cash Held by Blackstone Funds	$286,045	$1,580,296
Investments	8,601,714	12,948,653
Accounts Receivable	340,307	470,156
Due from Affiliates	24,360	46,112
Other Assets	3,141	5,189

Total Assets	$9,255,567	$15,050,406

Liabilities
Loans Payable	$6,707,045	$11,300,621
Due to Affiliates	100,306	86,393
Securities Sold, Not Yet Purchased	111,162	89,907
Repurchase Agreements	182,489	118,840
Accounts Payable, Accrued Expenses and Other Liabilities	396,224	1,562,534

Total Liabilities	$7,497,226	$13,158,295

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Management and Advisory Fees, Net	$721,384	$690,857	$1,450,233	$1,336,341

Incentive Fees	19,378	40,303	31,944	86,814

Investment Income (Loss)
Performance Allocations
Realized	503,376	602,662	773,016	1,714,567
Unrealized	440,351	95,532	1,068,440	(29,089)
Principal Investments
Realized	129,197	125,058	171,342	376,402
Unrealized	103,468	7,275	215,242	(32,913)

Total Investment Income	1,176,392	830,527	2,228,040	2,028,967

Interest and Dividend Revenue	40,073	33,703	75,458	62,198
Other	675,343	(59,664)	616,026	(63,876)

Total Revenues	2,632,570	1,535,726	4,401,701	3,450,444

Expenses
Compensation and Benefits
Compensation	427,479	367,203	816,882	718,792
Incentive Fee Compensation	9,743	21,032	16,405	43,497
Performance Allocations Compensation
Realized	186,398	195,738	298,460	562,216
Unrealized	189,991	86,910	444,426	94,443

Total Compensation and Benefits	813,611	670,883	1,576,173	1,418,948
General, Administrative and Other	145,828	119,552	272,541	228,938
Interest Expense	39,320	41,089	77,991	81,335
Fund Expenses	17,622	49,669	72,607	73,745

Total Expenses	1,016,381	881,193	1,999,312	1,802,966

Other Income
Net Gains from Fund Investment Activities	73,519	110,054	184,118	176,186

Income Before Provision for Taxes	1,689,708	764,587	2,586,507	1,823,664
Provision for Taxes	138,731	29,608	193,226	87,045

Net Income	1,550,977	734,979	2,393,281	1,736,619
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	905	991	(370)	2,991
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	129,078	112,944	284,577	251,629
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	678,952	283,637	999,160	692,683

Net Income Attributable to The Blackstone Group L.P.	$742,042	$337,407	$1,109,914	$789,316

Net Income Per Common Unit
Common Units, Basic	$1.09	$0.51	$1.64	$1.19

Common Units, Diluted	$1.09	$0.50	$1.63	$1.18

Weighted-Average Common Units Outstanding
Common Units, Basic	681,794,492	664,681,299	678,156,936	662,820,839

Common Units, Diluted	682,010,610	1,200,006,339	1,210,727,948	1,199,756,390

Distributions Declared Per Common Unit	$0.35	$0.87	$1.20	$1.34

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$1,550,977	$734,979	$2,393,281	$1,736,619
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	(30,674)	35,089	(26,248)	46,593

Comprehensive Income	1,520,303	770,068	2,367,033	1,783,212
Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	905	991	(370)	2,991
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	129,077	140,311	282,187	282,814
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	678,952	283,637	999,160	692,683

Comprehensive Income Attributable to The Blackstone Group L.P.	$711,369	$345,129	$1,086,056	$804,724

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Accumulated Other Compre- hensive Income (Loss)	Total	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2017	659,526,093	$6,668,511	$(34,018)	$6,634,493	$3,253,148	$3,624,506	$13,512,147	$210,944
Transfer Out Due to Deconsolidation of Fund Entities	—	—	—	—	(197,091)	—	(197,091)	—
Net Income (Loss)	—	1,109,914	—	1,109,914	284,577	999,160	2,393,651	(370)
Currency Translation Adjustment	—	—	(23,858)	(23,858)	(2,390)	—	(26,248)	—
Capital Contributions	—	—	—	—	424,132	—	424,132	1,100
Capital Distributions	—	(806,770)	—	(806,770)	(291,963)	(682,564)	(1,781,297)	(52,875)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	22,208	—	22,208	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	10,922	—	10,922	—	—	10,922	—
Equity-Based Compensation	—	100,519	—	100,519	—	79,900	180,419	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	3,032,372	(14,496)	—	(14,496)	—	(835)	(15,331)	—
Repurchase of Common Units and Blackstone Holdings Partnership Units	(2,200,000)	(71,685)	—	(71,685)	—	—	(71,685)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	835	—	835	—	(835)	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	12,434,878	82,505	—	82,505	—	(82,505)	—	—
Issuance of Common Units	750,739	24,970	—	24,970	—	—	24,970	—

Balance at June 30, 2018	673,544,082	$7,105,225	$(57,876)	$7,047,349	$3,492,621	$3,936,827	$14,476,797	$158,799

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Accumulated Other Compre- hensive Income (Loss)	Total	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2016	643,459,542	$6,521,531	$(62,887)	$6,458,644	$2,428,964	$3,434,483	$12,322,091	$185,390
Net Income	—	789,316	—	789,316	251,629	692,683	1,733,628	2,991
Currency Translation Adjustment	—	—	15,408	15,408	31,185	—	46,593	—
Consolidation of a Fund Entity	—	—	—	—	387,006	—	387,006	—
Capital Contributions	—	(147)	—	(147)	375,308	—	375,161	21,353
Capital Distributions	—	(882,742)	—	(882,742)	(348,513)	(754,398)	(1,985,653)	(19,034)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(2,408)	—	(2,408)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	7,286	—	7,286	—	—	7,286	—
Equity-Based Compensation	—	87,964	—	87,964	—	72,561	160,525	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	3,775,544	(12,429)	—	(12,429)	—	(790)	(13,219)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(13,821)	—	(13,821)	—	13,821	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	6,566,308	43,520	—	43,520	—	(43,520)	—	—

Balance at June 30, 2017	653,801,394	$6,540,478	$(47,479)	$6,492,999	$3,123,171	$3,414,840	$13,031,010	$190,700

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net Income	$2,393,281	$1,736,619
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Blackstone Funds Related
Net Realized Gains on Investments	(995,992)	(2,284,430)
Changes in Unrealized (Gains) Losses on Investments	(290,232)	41,952
Non-Cash Performance Allocations	(1,068,440)	29,089
Non-Cash Performance Allocations and Incentive Fee Compensation	757,064	700,156
Equity-Based Compensation Expense	208,994	179,729
Amortization of Intangibles	28,984	21,927
Other Non-Cash Amounts Included in Net Income	172,435	132,973
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Acquired with Consolidation of Fund Entity	31,422	13,822
Cash Relinquished with Deconsolidation of Fund Entities	(899,959)	(33,566)
Accounts Receivable	(8,030)	191,454
Reverse Repurchase Agreements	—	118,495
Due from Affiliates	(330,468)	(131,421)
Other Assets	(29,640)	9,772
Accrued Compensation and Benefits	(417,051)	(621,807)
Securities Sold, Not Yet Purchased	5,005	(73,633)
Accounts Payable, Accrued Expenses and Other Liabilities	(476,348)	(700,274)
Repurchase Agreements	63,649	(14,713)
Due to Affiliates	31,306	(26,290)
Investments Purchased	(9,706,998)	(7,991,469)
Cash Proceeds from Sale of Investments	7,870,341	8,279,495

Net Cash Used in Operating Activities	(2,660,677)	(422,120)

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(8,898)	(13,663)

Net Cash Used in Investing Activities	(8,898)	(13,663)

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2018	2017
Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	$(338,849)	$(330,209)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	421,801	392,983
Payments Under Tax Receivable Agreement	—	(59,667)
Net Settlement of Vested Common Units and Repurchase of Common and Blackstone Holdings Partnership Units	(87,016)	(13,220)
Proceeds from Loans Payable	3,218,399	2,550,559
Repayment and Repurchase of Loans Payable	(1,004,660)	(127,464)
Distributions to Unitholders	(1,489,334)	(1,637,287)

Net Cash Provided by Financing Activities	720,341	775,695

Effect of Exchange Rate Changes on Cash and Cash Equivalents, Cash Held by Blackstone Funds and Other, and Restricted Cash	11,671	72,188

Cash and Cash Equivalents, Cash Held by Blackstone Funds and Other, and Restricted Cash
Net Increase (Decrease)	(1,937,563)	412,100
Beginning of Period	3,936,489	2,860,955

End of Period	$1,998,926	$3,273,055

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$84,040	$77,111

Payments for Income Taxes	$109,944	$46,919

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$—	$1,327

Non-Cash Distributions to Non-Controlling Interest Holders	$(5,924)	$(37,339)

Net Assets Related to the Consolidation of a Fund Entity	$—	$387,006

Transfer of Interests to Non-Controlling Interest Holders	$22,208	$(2,408)

Change in The Blackstone Group L.P.’s Ownership Interest	$835	$(13,821)

Net Settlement of Vested Common Units	$100,861	$62,631

Conversion of Blackstone Holdings Units to Common Units	$82,505	$43,520

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(74,130)	$(48,017)

Due to Affiliates	$63,208	$40,731

Partners’ Capital	$10,922	$7,286

Issuance of Common Units	$24,970	$—

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

The following table provides a reconciliation of Cash and Cash Equivalents, Cash Held by Blackstone Funds and Other, and Restricted Cash reported within the Condensed Consolidated Statements of Financial Condition:

	June 30, 2018	December 31, 2017
Cash and Cash Equivalents	$1,710,251	$1,992,497
Cash Held by Blackstone Funds and Other	288,675	1,929,531
Restricted Cash included in Other Assets	—	14,461

	$1,998,926	$3,936,489

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

Management fee offsets are reductions to management fees payable by the limited partners of the Blackstone Funds, which are based on the amount such limited partners reimburse the Blackstone Funds or the Partnership primarily for placement fees. Providing investment management services requires the Partnership to arrange for services on behalf of its customers. In those situations where the Partnership is acting as an agent on behalf of the limited partners of funds, it presents the cost of services as net against management fee revenue. In all other situations, the Partnership is primarily responsible for fulfilling the services and is therefore acting as a principal for those arrangements. As a result, the cost of those services is presented gross as Compensation or General, Administrative and Other expense, as appropriate, with any reimbursement from the limited partners of the funds recorded as Management and Advisory Fees, Net.

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

The Partnership has elected the fair value option for the assets of consolidated CLO vehicles. As permitted under GAAP, the Partnership measures the liabilities of consolidated CLO vehicles as (a) the sum of the fair value of the consolidated CLO assets and the carrying value of any non-financial assets held temporarily, less (b) the sum of the fair value of any beneficial interests retained by the Partnership (other than those that represent compensation for services) and the Partnership’s carrying value of any beneficial interests that represent compensation for services. As a result of this measurement alternative, there is no attribution of amounts to Non-Controlling Interests for consolidated CLO vehicles. Assets of the consolidated CLOs are presented within Investments within the Condensed Consolidated Statements of Financial Condition and Liabilities within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by non-consolidated affiliates. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income are presented within Net Gains from Fund Investment Activities. Expenses of consolidated CLO vehicles are presented in Fund Expenses.

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

Equity Method Investments

Investments in which the Partnership is deemed to exert significant influence, but not control, are accounted for using the equity method of accounting except in cases where the fair value option has been elected. The Partnership has significant influence over all Blackstone Funds in which it invests but does not consolidate. Therefore, its investments in such Blackstone Funds, which include both a proportionate and disproportionate allocation of the profits and losses (as is the case with carry funds that include a Performance Allocation), are accounted for under the equity method. Under the equity method of accounting, the Partnership’s share of earnings (losses) from equity method investments is included in Investment Income (Loss) in the Condensed Consolidated Statements of Operations.

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

Blackstone has concluded that its Management and Advisory Fees and Incentive Fees are within the scope of the amended revenue recognition guidance. The adoption of the amended guidance did not have a material impact on the recognition of Management and Advisory Fees. For Incentive Fees, the amended guidance changes the presentation and delays the recognition of revenues compared to the prior accounting treatment. These amounts were previously recognized within Realized and Unrealized Performance Fees — Incentive Fees in the Condensed Consolidated Statements of Operations. Under the amended guidance, these amounts will be recognized separately within Incentive Fees. Blackstone recorded a net reduction to Partners’ Capital of $2.4 million and $1.9 million as of December 31, 2016 and December 31, 2017, respectively, as a result of adopting the amended guidance. For the three months ended June 30, 2017, the impact on Total Revenues, Net Income Attributable to The Blackstone Group L.P., Net Income Per Common Unit — Basic, and Net Income Per Common Unit — Diluted was a reduction of $13.6 million, $5.4 million, $0.01 per common unit, and $0.01 per common unit, respectively. For the six months ended June 30, 2017, the impact on Total Revenues, Net Income Attributable to The Blackstone Group L.P., Net Income Per Common Unit — Basic, and Net Income Per Common Unit — Diluted was a reduction of $39.6 million, $15.3 million, $0.02 per common unit, and $0.02 per common unit, respectively. Also, the reimbursement of certain costs incurred in the process of providing investment management services, primarily travel costs, that were previously presented net in the Condensed Consolidated Statements of Operations are presented gross under the amended guidance. For the three and six months ended June 30, 2017, these costs were

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

$4.3 million and $7.6 million, respectively, and are presented in General, Administrative and Other Expenses with the related reimbursement presented in Management and Advisory Fees, Net in the Condensed Consolidated Statements of Operations.

Blackstone has concluded that investments made alongside its limited partners in a partnership which entitle Blackstone to a pro-rata allocation and a disproportionate Performance Allocation represent equity method investments that are not in the scope of the amended revenue recognition guidance. Therefore, effective January 1, 2018, Blackstone amended the recognition and measurement of Performance Allocations. This accounting change will not change the timing or amount of revenue recognized related to Performance Allocation arrangements. These amounts were previously recognized within Realized and Unrealized Performance Fees – Carried Interest and Incentive Fees in the Condensed Consolidated Statements of Operations. Under the equity method of accounting Blackstone recognizes Performance Allocations within Investment Income along with the allocations proportionate to Blackstone’s ownership interests in the Blackstone Funds. Blackstone applied a retrospective application consistent with the requirements for presentation of a change in accounting principle.

In January 2016, the FASB issued amended guidance on the classification and measurement of financial instruments. The new guidance was effective for Blackstone beginning on January 1, 2018 and was adopted on a modified retrospective basis. However, changes to the accounting for equity securities without a readily determinable fair value will be applied prospectively as permitted under the guidance. This amended guidance did not have an impact on Blackstone’s financial statements as of and for the three and six months ended June 30, 2018.

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

In November 2016, the FASB issued amended guidance on classification and presentation of restricted cash on the statement of cash flows. The new guidance was effective for Blackstone beginning on January 1, 2018 and was adopted on a retrospective basis. Under the new guidance, reporting entities are required to explain the changes in the combined total of restricted and unrestricted balances in the statement of cash flows. Therefore, amounts generally described as restricted cash or restricted cash equivalents (hereinafter referred to as “restricted cash”) should be combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

balances on the statement of cash flows. Reporting entities are also required to disclose how the statement of cash flows reconciles to the balance sheet in any situation in which the balance sheet includes more than one line item of cash, cash equivalents, and restricted cash. For the six months ended June 30, 2017 the new guidance resulted in a decrease in Net Cash Used in Operating Activities of $463.5 million, a decrease in Net Cash Provided by Investing Activities of $18.0 million, and an increase in Effect of Exchange Rate Changes on Cash and Cash Equivalents, Cash Held by Blackstone Funds, and Restricted Cash of $58.3 million. Additionally, the new guidance increased the December 31, 2016 Beginning of Period and June 30, 2017 End of Period balances by $1.0 billion and $1.5 billion, respectively, in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017.

3.	INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	June 30, 2018	December 31, 2017
Finite-Lived Intangible Assets / Contractual Rights	$1,594,876	$1,594,876
Accumulated Amortization	(1,214,032)	(1,185,048)

Intangible Assets, Net	$380,844	$409,828

Amortization expense associated with Blackstone’s intangible assets was $14.5 million and $29.0 million for the three and six month periods ended June 30, 2018, respectively, and $11.0 million and $21.9 million for the three and six month periods ended June 30, 2017, respectively.

Amortization of Intangible Assets held at June 30, 2018 is expected to be $57.9 million, $57.9 million, $57.9 million, $57.9 million, and $50.2 million for each of the years ending December 31, 2018, 2019, 2020, 2021 and 2022, respectively. Blackstone’s intangible assets as of June 30, 2018 are expected to amortize over a weighted-average period of 8.8 years.

4.	INVESTMENTS

Investments consist of the following:

	June 30, 2018	December 31, 2017
Investments of Consolidated Blackstone Funds	$8,608,565	$12,954,121
Equity Method Investments
Partnership Investments	3,589,234	3,263,131
Accrued Performance Allocations	6,354,179	5,328,280
Corporate Treasury Investments	3,088,001	2,566,043
Other Investments	368,203	322,474

	$22,008,182	$24,434,049

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $373.5 million and $488.4 million at June 30, 2018 and December 31, 2017, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investments of Consolidated Blackstone Funds

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income – Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Realized Gains	$52,236	$51,777	$34,378	$107,685
Net Change in Unrealized Gains (Losses)	(22,278)	19,483	74,963	(9,039)

Realized and Net Change in Unrealized Gains from Consolidated Blackstone Funds	29,958	71,260	109,341	98,646
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	43,561	38,794	74,777	77,540

Other Income — Net Gains from Fund Investment Activities	$73,519	$110,054	$184,118	$176,186

Equity Method Investments

Blackstone’s equity method investments include Partnership Investments, which represent the pro rata investments, and any associated Accrued Performance Allocations, in private equity funds, real estate funds, funds of hedge funds and credit-focused funds. Partnership Investments also includes the 40% non-controlling interest in Pátria Investments Limited and Pátria Investimentos Ltda. (collectively, “Pátria”).

Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the six months ended June 30, 2018 and 2017, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.

Partnership Investments

Blackstone recognized net gains related to its Partnership Investments accounted for under the equity method of $165.6 million and $124.1 million for the three months ended June 30, 2018 and 2017, respectively. The Partnership recognized net gains related to its equity method investments of $328.1 million and $292.6 million for the six months ended June 30, 2018 and 2017, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Accrued Performance Allocations

Accrued Performance Allocations to the Partnership in respect of performance of certain Blackstone Funds were as follows:

	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
Accrued Performance Allocations, December 31, 2017	$1,916,971	$2,859,307	$13,802	$538,200	$5,328,280
Performance Allocations as a Result of Changes in Fund Fair Values	1,110,884	606,245	17,384	144,893	1,879,406
Foreign Exchange Loss	—	(37,950)	—	—	(37,950)
Fund Distributions	(217,712)	(484,316)	(7,081)	(106,448)	(815,557)

Accrued Performance Allocations, June 30, 2018	$2,810,143	$2,943,286	$24,105	$576,645	$6,354,179

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Realized Gains (Losses)	$4,774	$2,252	$7,113	$(3,429)
Net Change in Unrealized Gains (Losses)	(6,702)	12,815	(14,896)	43,295

	$(1,928)	$15,067	$(7,783)	$39,866

Other Investments

Other Investments consist primarily of proprietary investment securities held by Blackstone. Other investments includes equity investments without readily determinable fair values which have a carrying value of $24.5 million as of June 30, 2018. During the three months ended June 30, 2018, an investment which previously did not have a readily determinable fair value completed an initial public offering and is now carried at fair value with realized and unrealized gains or losses recorded within Investment Income on the Condensed Consolidated Statement of Operations. This event resulted in an unrealized gain of $50.0 million during the three and six months ended June 30, 2018. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains in Other Investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Realized Gains	$16,207	$2,865	$16,319	$2,870
Net Change in Unrealized Gains	49,643	4,803	45,411	10,291

	$65,850	$7,668	$61,730	$13,161

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

5.	NET ASSET VALUE AS FAIR VALUE

A summary of fair value by strategy type alongside the remaining unfunded commitments and ability to redeem such investments as of June 30, 2018 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)		Redemption Notice Period
Diversified Instruments	$209,697	$131	(a	)	(a	)
Credit Driven	114,592	268	(b	)	(b	)
Equity	38,839	—	(c	)	(c	)
Commodities	1,806	—	(d	)	(d	)

	$364,934	$399

(a)

Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 3% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 97% of investments in this category are redeemable as of the reporting date.

(b)

The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 41% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 59% of investments in this category are redeemable as of the reporting date.

(c)

The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 100% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. As of the reporting date, the investee fund manager had elected to side-pocket 8% of Blackstone’s investments in the category.

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

Blackstone uses foreign currency forward contracts to hedge portions of Blackstone’s net investments in foreign operations. The gains and losses due to change in fair value attributable to changes in spot exchange rates on foreign currency derivatives designated as net investment hedges were recognized in Other Comprehensive Income, Net of Tax — Currency Translation Adjustment. For the three months ended June 30, 2018 there was no resulting gain or loss. For the six months ended June 30, 2018 the resulting loss was $1.4 million.

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

	June 30, 2018				December 31, 2017
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Net Investment Hedges
Foreign Currency Contracts	$—	$—	$—	$—	$—	$—	$50,857	$453

Freestanding Derivatives
Blackstone
Interest Rate Contracts	944,822	22,123	922,672	48,711	225,550	2,042	1,530,751	27,275
Foreign Currency Contracts	198,028	782	98,298	570	279,050	2,097	296,252	2,975
Credit Default Swaps	5,001	125	20,532	2,168	2,073	304	2,073	304
Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	114,194	5,295	11,099	1,087	493,181	24,087	264,693	5,628
Credit Default Swaps	32,306	1,565	50,056	4,839	45,670	3,731	45,582	5,163
Total Return Swaps	25,325	488	—	—	25,645	526	—	—

	1,319,676	30,378	1,102,657	57,375	1,071,169	32,787	2,139,351	41,345

	$1,319,676	$30,378	$1,102,657	$57,375	$1,071,169	$32,787	$2,190,208	$41,798

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Investment Hedges — Foreign Currency Contracts
Hedge Ineffectiveness	$—	$(13)	$(8)	$(35)

Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$449	$(3,007)	$2,070	$(3,947)
Foreign Currency Contracts	12,321	(6,663)	8,238	(3,312)
Credit Default Swaps	(107)	268	(508)	(1,658)
Total Return Swaps	173	—	174	—

	$12,836	$(9,402)	$9,974	$(8,917)

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	$37,261	$(426)	$(39)	$(643)
Foreign Currency Contracts	1,456	14,642	(2,272)	12,682
Credit Default Swaps	615	1,214	488	3,161
Total Return Swaps	(5)	—	52	—

	$39,327	$15,430	$(1,771)	$15,200

As of June 30, 2018 and December 31, 2017, the Partnership had not designated any derivatives as cash flow hedges.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

7.	FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	June 30, 2018	December 31, 2017
Assets
Loans and Receivables	$346,603	$239,659
Equity and Preferred Securities	502,095	475,485
Debt Securities	522,033	418,061
Assets of Consolidated CLO Vehicles
Corporate Loans	7,082,085	10,825,759
Corporate Bonds	—	690,125
Other	—	458

	$8,452,816	$12,649,547

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes
Loans Payable	$6,528,326	$10,594,656
Due to Affiliates	3,269	996
Subordinated Notes
Loans Payable	175,900	703,164
Due to Affiliates	63,279	40,390

	$6,770,774	$11,339,206

The following tables presents the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Three Months Ended June 30,
	2018		2017
	Realized Gains	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Equity and Preferred Securities	$—	$(2,095)	$1	$7,116
Debt Securities	15	(2,878)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	1,074	(25,896)	(543)	25,084
Corporate Bonds	—	—	2,580	(927)
Other	—	—	65	129

	$1,089	$(30,869)	$2,103	$31,402

Liabilities
Liabilities of Consolidated CLO Vehicles —
Subordinated Notes	$—	$16,846	$—	$24,800

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Six Months Ended June 30,
	2018		2017
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$—	$—	$7,418
Equity and Preferred Securities	—	(1,867)	1	20,225
Debt Securities	827	(2,297)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	(4,399)	(7,046)	1,329	13,695
Corporate Bonds	(24,056)	9,693	8,214	(6,801)
Other	—	6	65	129

	$(27,628)	$(1,511)	$9,609	$34,666

Liabilities
Liabilities of Consolidated CLO Vehicles —
Subordinated Notes	$—	$60,460	$—	$32,712

The following table presents information for those financial instruments for which the fair value option was elected:

	June 30, 2018			December 31, 2017
		For Financial Assets Past Due (a)			For Financial Assets Past Due (a)
	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess of Fair Value Over Principal	Excess (Deficiency) of Fair Value Over Principal	Fair Value	(Deficiency) of Fair Value Over Principal
Loans and Receivables	$933	$—	$—	$1,207	$—	$—
Debt Securities	(2,131)	—	—	(372)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	(10,752)	—	—	(13,495)	57,778	(19,633)
Corporate Bonds	—	—	—	(21,455)	—	—

	$(11,950)	$—	$—	$(34,115)	$57,778	$(19,633)

(a)	Corporate Loans and Corporate Bonds within CLO assets are classified as past due if contractual payments are more than one day past due.

As of June 30, 2018 and December 31, 2017, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status. As of June 30, 2018 and December 31, 2017, no Corporate Bonds included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual status.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy:

	June 30, 2018
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents — Money Market Funds	$538,418	$—	$—	$—	$538,418

Investments
Investments of Consolidated Blackstone Funds (a)
Investment Funds	—	—	—	86,463	86,463
Equity Securities	51,212	51,051	159,109	—	261,372
Partnership and LLC Interests	—	1,527	313,992	—	315,519
Debt Instruments	—	771,977	83,801	—	855,778
Freestanding Derivatives
Foreign Currency Contracts	—	5,295	—	—	5,295
Credit Default Swaps	—	1,565	—	—	1,565
Total Return Swaps	—	488	—	—	488
Assets of Consolidated CLO Vehicles —Corporate Loans	—	6,552,263	529,822	—	7,082,085

Total Investments of Consolidated Blackstone Funds	51,212	7,384,166	1,086,724	86,463	8,608,565

Corporate Treasury Investments
Equity Securities	309,131	—	—	—	309,131
Debt Instruments	—	2,491,430	28,221	—	2,519,651
Other	—	—	—	259,219	259,219

Total Corporate Treasury Investments	309,131	2,491,430	28,221	259,219	3,088,001

Other Investments	248,494	13,955	86,502	19,252	368,203

Total Investments	608,837	9,889,551	1,201,447	364,934	12,064,769

Accounts Receivable — Loans and Receivables	—	—	346,603	—	346,603

Other Assets
Freestanding Derivatives
Interest Rate Contracts	935	21,188	—	—	22,123
Foreign Currency Contracts	—	782	—	—	782
Credit Default Swaps	—	125	—	—	125

Total Other Assets	935	22,095	—	—	23,030

	$1,148,190	$9,911,646	$1,548,050	$364,934	$12,972,820

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	June 30, 2018
	Level I	Level II	Level III	Total
Liabilities
Loans Payable — Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	$—	$6,528,326	$—	$6,528,326
Subordinated Notes (b)	—	175,900	—	175,900

Total Loans Payable	—	6,704,226	—	6,704,226

Due to Affiliates — Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	—	3,269	—	3,269
Subordinated Notes (b)	—	63,279	—	63,279

Total Due to Affiliates	—	66,548	—	66,548

Securities Sold, Not Yet Purchased	—	155,780	—	155,780

Accounts Payable, Accrued Expenses and Other Liabilities
Liabilities of Consolidated Blackstone Funds — Freestanding Derivatives (a)
Foreign Currency Contracts	—	1,087	—	1,087
Credit Default Swaps	—	4,839	—	4,839

Total Liabilities of Consolidated Blackstone Funds	—	5,926	—	5,926

Freestanding Derivatives
Interest Rate Contracts	551	48,160	—	48,711
Foreign Currency Contracts	—	570	—	570
Credit Default Swaps	—	2,168	—	2,168

Total Freestanding Derivatives	551	50,898	—	51,449

Total Accounts Payable, Accrued Expenses and Other Liabilities	551	56,824	—	57,375

	$551	$6,983,378	$—	$6,983,929

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

The following table summarizes the fair value transfers between Level I and Level II for positions that existed as of June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Transfers from Level I into Level II (a)	$—	$762	$—	$762
Transfers from Level II into Level I (b)	$—	$—	$447	$—

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(a)	Transfers out of Level I represent those financial instruments for which restrictions exist and adjustments were made to an otherwise observable price to reflect fair value at the reporting date.
(b)	Transfers into Level I represent those financial instruments for which an unadjusted quoted price in an active market became available for the identical asset.

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of June 30, 2018:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities	$118,659	Discounted Cash Flows	Discount Rate	7.1% - 25.7%	12.6%
			Revenue CAGR	-11.9% - 37.3%	7.1%
			Book Value Multiple	1.1x - 9.5x	8.3x
			Exit Capitalization Rate	5.0% - 11.4%	8.1%
			Exit Multiple - EBITDA	2.8x - 16.0x	10.2x
			Exit Multiple - NOI	8.8x - 12.8x	11.0x
			Exit Multiple - P/E	10.0x - 17.0x	14.2x
	1,477	Market Comparable Companies	Book Value Multiple	0.7x - 0.9x	0.8x
			Exit Multiple - EBITDA	8.0x	N/A
	28,049	Other	N/A	N/A	N/A
	10,870	Transaction Price	N/A	N/A	N/A
	54	Third Party Pricing	N/A	N/A	N/A
Partnership and LLC Interests	267,616	Discounted Cash Flows	Discount Rate	4.6% - 26.5%	9.9%
			Revenue CAGR	-2.1% - 45.5%	7.6%
			Book Value Multiple	8.5x - 9.3x	9.2x
			Exit Capitalization Rate	1.5% - 25.0%	5.9%
			Exit Multiple - EBITDA	0.1x - 28.6x	10.5x
			Exit Multiple - NOI	12.5x	N/A
	578	Market Comparable Companies	Book Value Multiple	1.0x	N/A
	27,668	Other	N/A	N/A	N/A
	543	Third Party Pricing	N/A	N/A	N/A
	17,587	Transaction Price	N/A	N/A	N/A
Debt Instruments	7,384	Discounted Cash Flows	Discount Rate	6.3% - 16.7%	9.5%
			Revenue CAGR	23.6%	N/A
			Exit Capitalization Rate	3.9%	N/A
	63,737	Third Party Pricing	N/A	N/A	N/A
	12,680	Transaction Price	N/A	N/A	N/A
Assets of Consolidated CLO Vehicles	37	Discounted Cash Flows	Discount Rate	8.0%	N/A
	529,785	Third Party Pricing	N/A	N/A	N/A

Total Investments of Consolidated Blackstone Funds	1,086,724

continued …

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Corporate Treasury Investments	$11,070	Discounted Cash Flows	Discount Rate	0.7% - 6.0%	4.1%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	30.0% - 70.0%	68.0%
			Reinvestment Rate	LIBOR + 350bps -	LIBOR + 391
				LIBOR + 400bps	bps
	17,151	Third Party Pricing	N/A	N/A	N/A
Loans and Receivables	217,709	Discounted Cash Flows	Discount Rate	5.8% - 10.2%	9.0%
	128,894	Transaction Price	N/A	N/A	N/A
Other Investments	61,105	Discounted Cash Flows	Discount Rate	0.7% - 8.9%	1.9%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	70.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
	25,397	Transaction Price	N/A	N/A	N/A

	$1,548,050

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investment Income (Loss) or Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations.

	Level III Financial Assets at Fair Value Three Months Ended June 30,
	2018				2017
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total
Balance, Beginning of Period	$963,151	$163,135	$117,349	$1,243,635	$685,966	$112,056	$138,433	$936,455
Transfer In Due to Consolidation and Acquisition	—	—	—	—	35,040	—	—	35,040
Transfer Out Due to Deconsolidation	—	—	—	—	(44,095)	—	—	(44,095)
Transfer In to Level III (b)	152,666	—	—	152,666	68,127	—	6,473	74,600
Transfer Out of Level III (b)	(117,217)	—	(7,649)	(124,866)	(105,165)	—	(11,930)	(117,095)
Purchases	203,223	294,258	15,327	512,808	112,405	268,222	9,155	389,782
Sales	(127,718)	(110,508)	(23,304)	(261,530)	(46,140)	(75,342)	(34,014)	(155,496)
Settlements	—	(5,634)	(1)	(5,635)	—	(1,392)	(993)	(2,385)
Changes in Gains Included in Earnings and Other Comprehensive Income	12,619	5,352	13,001	30,972	9,606	2,735	8,565	20,906

Balance, End of Period	$1,086,724	$346,603	$114,723	$1,548,050	$715,744	$306,279	$115,689	$1,137,712

Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	$146	$5,353	$(49)	$5,450	$(2,163)	$2,735	$123	$695

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Assets at Fair Value Six Months Ended June 30,
	2018				2017
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total
Balance, Beginning of Period	$1,029,371	$239,659	$119,642	$1,388,672	$685,873	$211,359	$130,588	$1,027,820
Transfer In Due to Consolidation and Acquisition	50,043	—	—	50,043	34,651	—	—	34,651
Transfer Out Due to Deconsolidation	(217,182)	—	—	(217,182)	(38,629)	—	—	(38,629)
Transfer In to Level III (b)	180,401	—	—	180,401	63,125	—	16,396	79,521
Transfer Out of Level III (b)	(141,104)	—	(15,717)	(156,821)	(140,571)	—	(18,010)	(158,581)
Purchases	408,823	370,921	19,812	799,556	219,248	337,705	21,603	578,556
Sales	(260,865)	(263,703)	(23,479)	(548,047)	(145,890)	(251,502)	(44,045)	(441,437)
Settlements	—	(9,317)	(4)	(9,321)	—	(3,894)	(1,093)	(4,987)
Changes in Gains Included in Earnings and Other Comprehensive Income	37,237	9,043	14,469	60,749	37,937	12,611	10,250	60,798

Balance, End of Period	$1,086,724	$346,603	$114,723	$1,548,050	$715,744	$306,279	$115,689	$1,137,712

Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	$19,265	$9,044	$(289)	$28,020	$1,031	$12,610	$462	$14,103

(a)	Represents corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.

There were no Level III financial liabilities as of and for the three and six months ended June 30, 2018 and 2017.

9.	VARIABLE INTEREST ENTITIES

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

During the six months ended June 30, 2018, the Partnership’s ownership interest in certain CLO and other vehicles originated outside of the U.S. was diluted such that the Partnership determined that it was no longer the primary beneficiary of these VIEs and deconsolidated these vehicles. As of the date of deconsolidation, the Partnership’s Total Assets, Total Liabilities and Non-Controlling Interests in Consolidated Entities were reduced by $8.9 billion, $8.7 billion and $196.1 million, respectively. The Partnership will continue to receive management fees and Performance Allocations from these vehicles following the dilution of its ownership interest.

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

	June 30, 2018	December 31, 2017
Investments	$969,868	$805,501
Accounts Receivable	—	15,760
Due from Affiliates	252,603	81,465

Total VIE Assets	1,222,471	902,726
Due to Affiliates	4,110	179
Potential Clawback Obligation	55,832	98,331

Maximum Exposure to Loss	$1,282,413	$1,001,236

10.	REPURCHASE AGREEMENTS

At June 30, 2018, the Partnership pledged securities with a carrying value of $217.8 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables provide information regarding the Partnership’s Repurchase Agreements obligation by type of collateral pledged:

	June 30, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$48,796	$109,116	$24,577	$182,489

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$182,489

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

	December 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$22,756	$96,084	$—	$118,840

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$118,840

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

11.	OFFSETTING OF ASSETS AND LIABILITIES

The following tables present the offsetting of assets and liabilities as of June 30, 2018:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments (a)	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$25,934	$23,822	$—	$2,112

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments (a)	Cash Collateral Pledged	Net Amount
Liabilities
Freestanding Derivatives	$57,375	$43,943	$6,811	$6,621
Repurchase Agreements	182,489	182,489	—	—

	$239,864	$226,432	$6,811	$6,621

(a)

Amounts presented are inclusive of both legally enforceable master netting agreements, and financial instruments received or pledged as collateral. Financial instruments received or pledged as collateral offset derivative counterparty risk exposure, but do not reduce net balance sheet exposure.

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

Repurchase Agreements are presented separately on the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	June 30, 2018	December 31, 2017
Furniture, Equipment and Leasehold Improvements, Net	$122,318	$126,566
Prepaid Expenses	90,687	78,723
Other Assets	16,901	32,965
Freestanding Derivatives	23,030	4,443

	$252,936	$242,697

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition and are not a significant component thereof.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Notional Pooling Arrangement

Blackstone has a notional cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of June 30, 2018, the aggregate cash balance on deposit relating to the cash pooling arrangement was $1.5 billion, which was offset with an accompanying overdraft of $1.5 billion.

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

	June 30, 2018		December 31, 2017
Senior Notes	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
5.875%, Due 3/15/2021	$398,727	$425,360	$398,514	$438,320
4.750%, Due 2/15/2023	394,645	418,840	394,137	434,200
2.000%, Due 5/19/2025	346,136	369,728	355,425	385,433
1.000%, Due 10/5/2026	691,478	677,906	709,871	711,440
3.150%, Due 10/2/2027	296,557	284,700	296,399	295,320
6.250%, Due 8/15/2042	238,119	294,700	238,019	328,200
5.000%, Due 6/15/2044	488,640	526,000	488,536	574,100
4.450%, Due 7/15/2045	343,981	337,260	343,925	372,575
4.000%, Due 10/2/2047	290,075	266,400	289,989	296,940

	$3,488,358	$3,600,894	$3,514,815	$3,836,528

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.

Included within Loans Payable and Due to Affiliates within the Condensed Consolidated Statements of Financial Condition are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. Borrowings through the consolidated CLO vehicles consisted of the following:

	June 30, 2018				December 31, 2017
	Borrowing Outstanding	Weighted- Average Interest Rate		Weighted- Average Remaining Maturity in Years	Borrowing Outstanding	Weighted- Average Interest Rate	Weighted- Average Remaining Maturity in Years
Senior Secured Notes	$6,533,425	3.83%		3.2	$10,689,240	2.35%	4.1
Subordinated Notes	331,735	(a	)	N/A	894,367	(a)	N/A

	$6,865,160				$11,583,607

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Senior Secured Notes and Subordinated Notes comprise the following amounts:

	June 30, 2018			December 31, 2017
	Fair Value	Amounts Due to Non- Consolidated Affiliates		Fair Value	Amounts Due to Non- Consolidated Affiliates
		Borrowing Outstanding	Fair Value		Borrowing Outstanding	Fair Value
Senior Secured Notes	$6,531,595	$3,250	$3,269	$10,595,652	$1,000	$996
Subordinated Notes	239,179	111,659	63,279	743,554	53,400	40,390

	$6,770,774	$114,909	$66,548	$11,339,206	$54,400	$41,386

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of June 30, 2018 and December 31, 2017, the fair value of the consolidated CLO assets was $7.5 billion and $13.4 billion, respectively. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities.

Scheduled principal payments for borrowings as of June 30, 2018 were as follows:

	Operating Borrowings	Blackstone Fund Facilities/CLO Vehicles	Total Borrowings
2018	$—	$2,819	$2,819
2019	—	—	—
2020	—	—	—
2021	400,000	—	400,000
2022	—	—	—
Thereafter	3,151,560	6,865,160	10,016,720

	$3,551,560	$6,867,979	$10,419,539

13.	INCOME TAXES

Blackstone’s effective tax rate was 8.2% and 3.9% for the three months ended June 30, 2018 and 2017, respectively, and 7.5% and 4.8% for the six months ended June 30, 2018 and 2017, respectively. Blackstone’s income tax provision was $138.7 million and $29.6 million for the three months ended June 30, 2018 and 2017, respectively, and $193.2 million and $87.0 million for the six months ended June 30, 2018 and 2017, respectively.

The Blackstone Group L.P. and certain of its subsidiaries operate in the U.S. as partnerships for income tax purposes (partnerships generally are not subject to federal income taxes) and generally as corporate entities in non-U.S. jurisdictions. Blackstone’s effective tax rate for the three and six months ended June 30, 2018 and 2017 was substantially due to the fact that certain corporate subsidiaries are subject to federal, state, local and foreign income taxes (as applicable) and other subsidiaries are subject to New York City unincorporated business taxes.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

14.	NET INCOME PER COMMON UNIT

Basic and diluted net income per common unit for the three and six months ended June 30, 2018 and June 30, 2017 was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income for Per Common Unit Calculation
Net Income Attributable to The Blackstone Group L.P., Basic	$742,042	$337,407	$1,109,914	$789,316
Incremental Net Income from Assumed Exchange of Blackstone Holdings Partnership Units	—	260,488	858,727	624,716

Net Income Attributable to The Blackstone Group L.P., Diluted	$742,042	$597,895	$1,968,641	$1,414,032

Units Outstanding
Weighted-Average Common Units Outstanding, Basic	681,794,492	664,681,299	678,156,936	662,820,839
Weighted-Average Unvested Deferred Restricted Common Units	216,118	998,974	207,526	904,079
Weighted-Average Blackstone Holdings Partnership Units	—	534,326,066	532,363,486	536,031,472

Weighted-Average Common Units Outstanding, Diluted	682,010,610	1,200,006,339	1,210,727,948	1,199,756,390

Net Income Per Common Unit, Basic	$1.09	$0.51	$1.64	$1.19

Net Income Per Common Unit, Diluted	$1.09	$0.50	$1.63	$1.18

Distributions Declared Per Common Unit (a)	$0.35	$0.87	$1.20	$1.34

(a)	Distributions declared reflects the calendar date of the declaration for each distribution.

The Weighted-Average Common Units Outstanding, Basic includes vested deferred restricted common units that have been earned for which issuance of the related common units is deferred until future periods.

The Partnership applies the treasury stock method to determine the dilutive weighted-average common units outstanding. The Partnership applies the “if-converted” method to the Blackstone Holdings Partnership Units to determine the dilutive weighted-average common units represented by the Blackstone Holdings Partnership Units.

In computing the dilutive effect that the exchange of Blackstone Holdings Partnership Units would have on net income per common unit, the Partnership considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in Blackstone Holdings, inclusive of any tax impact. Because the hypothetical conversion may result in a different tax rate, the Blackstone Holdings Partnership Units are considered anti-dilutive in certain periods and dilutive in other periods.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the anti-dilutive securities for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted-Average Blackstone Holdings Partnership Units	528,872,187	—	—	—

Unit Repurchase Program

On April 16, 2018, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase by Blackstone of up to $1.0 billion of Blackstone common units and Blackstone Holdings Partnership Units. Under the unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The unit repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.

During the three and six months ended June 30, 2017, no units were repurchased. During the three and six months ended June 30, 2018, Blackstone repurchased 2.2 million Blackstone common units at a total cost of $71.7 million. As of June 30, 2018, the amount remaining available for repurchases under this program was $928.3 million.

15.	EQUITY-BASED COMPENSATION

The Partnership has granted equity-based compensation awards to Blackstone’s senior managing directors, non-partner professionals, non-professionals and selected external advisers under the Partnership’s 2007 Equity Incentive Plan (the “Equity Plan”). The Equity Plan allows for the granting of options, unit appreciation rights or other unit-based awards (units, restricted units, restricted common units, deferred restricted common units, phantom restricted common units or other unit-based awards based in whole or in part on the fair value of the Blackstone common units or Blackstone Holdings Partnership Units) which may contain certain service or performance requirements. As of January 1, 2018, the Partnership had the ability to grant 172,155,134 units under the Equity Plan.

For the three and six months ended June 30, 2018, the Partnership recorded compensation expense of $116.8 million and $209.0 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $20.1 million and $34.5 million, respectively. For the three and six months ended June 30, 2017, the Partnership recorded compensation expense of $88.5 million and $179.7 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $22.7 million and $36.8 million, respectively. As of June 30, 2018, there was $793.8 million of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 4.0 years.

Total vested and unvested outstanding units, including Blackstone common units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,203,395,001 as of June 30, 2018. Total outstanding phantom units were 44,850 as of June 30, 2018.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

A summary of the status of the Partnership’s unvested equity-based awards as of June 30, 2018 and of changes during the period January 1, 2018 through June 30, 2018 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2017	30,023,189	$35.26	9,019,974	$30.03	44,196	$31.85
Granted	2,224,551	32.01	3,343,695	32.48	117	33.43
Vested	(2,161,371)	36.27	(3,309,089)	30.48	(151)	32.99
Forfeited	(56,362)	32.89	(213,508)	30.34	—	—

Balance, June 30, 2018	30,030,007	$34.95	8,841,072	$30.76	44,162	$32.24

Units Expected to Vest

The following unvested units, after expected forfeitures, as of June 30, 2018, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	26,551,896	3.5
Deferred Restricted Blackstone Common Units	7,761,280	2.1

Total Equity-Based Awards	34,313,176	3.2

Phantom Units	37,120	2.4

16.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Due from Affiliates and Due to Affiliates consisted of the following:

	June 30, 2018	December 31, 2017
Due from Affiliates
Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees Principally for Investments in Blackstone Funds	$413,095	$410,877
Amounts Due from Portfolio Companies and Funds	514,064	587,955
Management Fees and Performance Allocations Due from Non-Consolidated Funds	547,235	594,484
Payments Made on Behalf of Non-Consolidated Entities	526,087	355,766
Investments Redeemed in Non-Consolidated Funds	14,355	77,943
Accrual for Potential Clawback of Previously Distributed Performance Allocations	1,113	1,112

	$2,015,949	$2,028,137

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	June 30, 2018	December 31, 2017
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$779,758	$715,734
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	63,349	87,829
Distributions Received on Behalf of Blackstone Entities	4,373	38,789
Payments Made by Non-Consolidated Entities	51,050	51,249
Due to Note Holders of Consolidated CLO Vehicles	66,548	41,386
Accrual for Potential Repayment of Previously Received Performance Allocations	2,172	2,171

	$967,250	$937,158

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties

The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of June 30, 2018 and December 31, 2017, such investments aggregated $843.8 million and $813.2 million, respectively. Their share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $37.0 million and $20.0 million for the three months ended June 30, 2018 and 2017, respectively, and $65.8 million and $50.5 million for the six months ended June 30, 2018 and 2017, respectively.

Loans to Affiliates

Loans to affiliates consist of interest bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $1.2 million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively, and $2.5 million and $1.3 million for the six months ended June 30, 2018 and 2017, respectively.

Contingent Repayment Guarantee

Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of June 30, 2018. See Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.

Aircraft and Other Services

In the normal course of business, Blackstone personnel make use of aircraft owned as personal assets by Stephen A. Schwarzman; an aircraft owned jointly as a personal asset by Hamilton E. James, Blackstone’s Executive Vice Chairman, and a Director of Blackstone, and another senior managing director; an aircraft owned as

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

a personal asset by Jonathan D. Gray, Blackstone’s President and Chief Operating Officer and a Director of Blackstone; and an aircraft owned jointly as a personal asset by Bennett J. Goodman, Co-Founder of GSO Capital and a Director of Blackstone, and another senior managing director (each such aircraft, “Personal Aircraft”). Mr. Schwarzman paid for his purchases of his Personal Aircraft himself. Mr. James paid for his interest in his jointly owned Personal Aircraft. Mr. Goodman paid for his interest in his jointly owned Personal Aircraft. Mr. Gray paid for his purchase of his Personal Aircraft himself. Mr. Schwarzman, Mr. James, Mr. Goodman and Mr. Gray respectively bear operating, personnel and maintenance costs associated with the operation of such Personal Aircraft. Payment by Blackstone for the use of the Personal Aircraft by Blackstone employees is made based on market rates.

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

Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $779.8 million over the next 15 years. The after-tax net present value of these estimated payments totals $282.8 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

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

Commitments

Investment Commitments

Blackstone had $2.4 billion of investment commitments as of June 30, 2018 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $545.2 million as of June 30, 2018 which includes $155.4 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $15.9 million as of June 30, 2018.

The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to Blackstone Group International Partners LLP. The amount guaranteed as of June 30, 2018 was $185.7 million.

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

The following table presents the clawback obligations by segment:

	June 30, 2018			December 31, 2017
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Credit	$1,059	$1,113	$2,172	$1,059	$1,112	$2,171

For Private Equity, Real Estate, and certain Credit Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At June 30, 2018, $696.5 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

In the Credit segment, payment of Performance Allocations to the Partnership by the majority of the stressed/distressed, mezzanine and credit alpha strategies funds is substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.

If, at June 30, 2018, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $6.5 billion, on an after-tax basis where applicable, of which Blackstone Holdings is potentially liable for $6.0 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.

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

Blackstone uses Economic Income as a key measure of value creation, a benchmark of performance and in making resource deployment and compensation decisions across its four segments. Economic Income presents revenues and expenses on a basis that deconsolidates the investment funds Blackstone manages, and excludes the amortization of intangibles and other activity referred to as “Transaction-Related Charges”. Transaction-Related Charges arise from corporate actions including acquisitions, divestitures and Blackstone’s initial public offering. They consist primarily of equity-based compensation charges, gains and losses on contingent consideration arrangements, changes in the balance of the tax receivable agreement resulting from a change in tax law or similar event, transaction costs and any gains or losses associated with these corporate actions. For segment reporting purposes, Performance Allocations and Incentive Fees are presented together and referred to collectively as Performance Revenues or Performance Compensation.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables presents the financial data for Blackstone’s four segments for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total Segments
Revenues
Management and Advisory Fees, Net
Base Management Fees	$195,521	$249,680	$129,553	$118,161	$692,915
Transaction, Advisory and Other Fees, Net	12,780	23,859	812	3,461	40,912
Management Fee Offsets	(4,351)	(3,785)	—	(2,697)	(10,833)

Total Management and Advisory Fees, Net	203,950	269,754	130,365	118,925	722,994

Performance Revenues
Realized Incentive Fees	—	11,394	6,887	1,223	19,504
Realized Performance Allocations	138,171	351,630	383	13,371	503,555
Unrealized Performance Allocations	498,274	(160,578)	9,930	92,798	440,424

Total Performance Revenues	636,445	202,446	17,200	107,392	963,483

Principal Investment Income (Loss)
Realized	32,600	50,199	7,766	4,082	94,647
Unrealized	84,247	(28,044)	(4,841)	764	52,126

Total Principal Investment Income	116,847	22,155	2,925	4,846	146,773
Interest and Dividend Revenue	11,549	14,494	5,152	10,532	41,727
Other	26,667	30,457	17,619	19,673	94,416

Total Revenues	995,458	539,306	173,261	261,368	1,969,393

Expenses
Compensation	103,798	109,599	48,086	55,907	317,390
Performance Compensation
Realized Incentive Fees	—	5,820	4,155	(232)	9,743
Realized Performance Allocations	68,513	109,233	937	7,715	186,398
Unrealized Performance Allocations	193,747	(51,370)	2,772	44,842	189,991

Total Compensation and Benefits	366,058	173,282	55,950	108,232	703,522
Interest Expense	12,773	11,389	5,900	8,823	38,885
Other Operating Expenses	36,047	36,026	18,494	31,899	122,466

Total Expenses	414,878	220,697	80,344	148,954	864,873

Economic Income	$580,580	$318,609	$92,917	$112,414	$1,104,520

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended June 30, 2017
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total Segments
Revenues
Management and Advisory Fees, Net
Base Management Fees	$177,684	$227,865	$128,698	$137,121	$671,368
Transaction, Advisory and Other Fees, Net	17,289	16,087	1,696	3,820	38,892
Management Fee Offsets	(3,753)	(5,018)	—	(4,653)	(13,424)

Total Management and Advisory Fees, Net	191,220	238,934	130,394	136,288	696,836

Performance Revenues
Realized Incentive Fees	—	4,878	6,548	28,877	40,303
Realized Performance Allocations	198,168	389,441	447	15,040	603,096
Unrealized Performance Allocations	9	89,688	14,849	(8,839)	95,707

Total Performance Revenues	198,177	484,007	21,844	35,078	739,106

Principal Investment Income (Loss)
Realized	41,168	57,599	225	1,895	100,887
Unrealized	(25,892)	(20,519)	11,578	1,666	(33,167)

Total Principal Investment Income	15,276	37,080	11,803	3,561	67,720
Interest and Dividend Revenue	7,922	14,493	4,674	6,614	33,703
Other	(16,124)	(22,965)	(10,720)	(12,660)	(62,469)

Total Revenues	396,471	751,549	157,995	168,881	1,474,896

Expenses
Compensation	90,676	110,266	47,361	56,954	305,257
Performance Compensation
Realized Incentive Fees	—	2,711	4,097	14,224	21,032
Realized Performance Allocations	63,060	124,512	265	7,901	195,738
Unrealized Performance Allocations	22,219	64,254	5,968	(5,531)	86,910

Total Compensation and Benefits	175,955	301,743	57,691	73,548	608,937
Interest Expense	10,728	14,787	6,688	8,091	40,294
Other Operating Expenses	28,592	33,379	16,318	27,549	105,838

Total Expenses	215,275	349,909	80,697	109,188	755,069

Economic Income	$181,196	$401,640	$77,298	$59,693	$719,827

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income Before Provision for Taxes for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
	Revenues	Expenses	Other Income	Economic Income / Income Before Provision for Taxes (a)
Total Segments	$1,969,393	$864,873	$—	$1,104,520

Adjustments
Impact of Consolidation (b)	82,752	26,288	73,519	129,983
Amortization of Intangibles (c)	(387)	14,486	—	(14,873)
Intersegment Eliminations	(1,293)	(1,293)	—	—
Transaction-Related Charges (d)	582,105	112,027	—	470,078

Total Adjustments	663,177	151,508	73,519	585,188

Blackstone Consolidated	$2,632,570	$1,016,381	$73,519	$1,689,708

	Three Months Ended June 30, 2017
	Revenues	Expenses	Other Income	Economic Income / Income Before Provision for Taxes (a)
Total Segments	$1,474,896	$755,069	$—	$719,827

Adjustments
Impact of Consolidation (b)	57,503	53,622	110,054	113,935
Amortization of Intangibles (c)	(387)	10,957	—	(11,344)
Intersegment Eliminations	(1,628)	(1,628)	—	—
Transaction-Related Charges (d)	5,342	63,173	—	(57,831)

Total Adjustments	60,830	126,124	110,054	44,760

Blackstone Consolidated	$1,535,726	$881,193	$110,054	$764,587

(a)	Represents Total Segments Economic Income reconciled to Blackstone Consolidated Income Before Provision for Taxes.
(b)

The Impact of Consolidation adjustment represents the effect of consolidating Blackstone Funds, the elimination of Blackstone’s interest in these funds, the increase to revenue representing the reimbursement of certain expenses by Blackstone Funds, which are presented gross under GAAP but netted against Other Operating Expenses in the segment presentation, and the removal of amounts associated with the ownership of Blackstone consolidated operating partnerships held by non-controlling interests.

(c)

Amortization of intangibles consists of the amortization of transaction-related intangibles including intangibles associated with Blackstone’s investment in Patria, which is accounted for under the equity method.

(d)

Transaction-Related Charges arise from corporate actions including acquisitions, divestitures, and Blackstone’s initial public offering. They consist primarily of equity-based compensation charges, gains and losses on contingent consideration arrangements, changes in the balance of the tax receivable agreement resulting from a change in tax law or similar event, transaction costs and any gains or losses associated with these corporate

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

actions. During the three months ended June 30, 2018, Transaction-Related Charges include $580.9 million of Other Revenues received upon the conclusion of Blackstone’s investment sub-advisory relationship with FS Investments’ funds.

The following tables present the financial data for Blackstone’s four segments as of and for the six months ended June 30, 2018 and 2017:

	June 30, 2018 and the Six Months Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total Segments
Revenues
Management and Advisory Fees, Net
Base Management Fees	$378,482	$476,206	$258,781	$286,602	$1,400,071
Transaction, Advisory and Other Fees, Net	23,874	46,947	1,157	6,000	77,978
Management Fee Offsets	(7,544)	(5,453)	—	(6,014)	(19,011)

Total Management and Advisory Fees, Net	394,812	517,700	259,938	286,588	1,459,038

Performance Revenues
Realized Incentive Fees	—	15,769	15,058	1,243	32,070
Realized Performance Allocations	215,294	502,939	2,389	52,575	773,197
Unrealized Performance Allocations	895,590	65,864	14,991	92,318	1,068,763

Total Performance Revenues	1,110,884	584,572	32,438	146,136	1,874,030

Principal Investment Income (Loss)
Realized	38,938	64,889	8,406	11,107	123,340
Unrealized	101,615	(25,357)	(4,401)	(5,753)	66,104

Total Principal Investment Income	140,553	39,532	4,005	5,354	189,444
Interest and Dividend Revenue	20,092	29,622	9,964	18,434	78,112
Other	10,259	8,960	7,331	6,972	33,522

Total Revenues	1,676,600	1,180,386	313,676	463,484	3,634,146

Expenses
Compensation	203,527	222,423	98,386	129,381	653,717
Performance Compensation
Realized Incentive Fees	—	8,030	8,189	186	16,405
Realized Performance Allocations	101,558	163,416	3,352	30,134	298,460
Unrealized Performance Allocations	372,549	27,800	4,958	39,119	444,426

Total Compensation and Benefits	677,634	421,669	114,885	198,820	1,413,008
Interest Expense	22,906	25,538	12,171	16,508	77,123
Other Operating Expenses	67,198	65,443	37,279	59,638	229,558

Total Expenses	767,738	512,650	164,335	274,966	1,719,689

Economic Income	$908,862	$667,736	$149,341	$188,518	$1,914,457

Segment Assets	$7,574,520	$7,536,885	$2,275,685	$4,099,397	$21,486,487

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Six Months Ended June 30, 2017
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total Segments
Revenues
Management and Advisory Fees, Net
Base Management Fees	$354,390	$425,744	$257,166	$277,026	$1,314,326
Transaction, Advisory and Other Fees, Net	33,465	37,366	1,955	6,328	79,114
Management Fee Offsets	(15,943)	(8,568)	—	(22,512)	(47,023)

Total Management and Advisory Fees, Net	371,912	454,542	259,121	260,842	1,346,417

Performance Revenues
Realized Incentive Fees	—	7,760	20,635	58,419	86,814
Realized Performance Allocations	780,849	909,314	1,044	23,837	1,715,044
Unrealized Performance Allocations	(184,469)	81,642	33,664	40,792	(28,371)

Total Performance Revenues	596,380	998,716	55,343	123,048	1,773,487

Principal Investment Income (Loss)
Realized	122,462	177,178	(407)	4,548	303,781
Unrealized	(66,414)	(104,372)	29,871	8,813	(132,102)

Total Principal Investment Income	56,048	72,806	29,464	13,361	171,679
Interest and Dividend Revenue	14,583	26,587	8,671	12,358	62,199
Other	(17,924)	(26,115)	(12,330)	(14,387)	(70,756)

Total Revenues	1,020,999	1,526,536	340,269	395,222	3,283,026

Expenses
Compensation	174,279	212,968	94,965	112,072	594,284
Performance Compensation
Realized Incentive Fees	—	4,044	11,111	28,342	43,497
Realized Performance Allocations	244,693	304,468	568	12,487	562,216
Unrealized Performance Allocations	(17,137)	82,046	12,390	17,144	94,443

Total Compensation and Benefits	401,835	603,526	119,034	170,045	1,294,440
Interest Expense	21,155	29,422	13,231	15,936	79,744
Other Operating Expenses	56,353	64,243	32,697	49,007	202,300

Total Expenses	479,343	697,191	164,962	234,988	1,576,484

Economic Income	$541,656	$829,345	$175,307	$160,234	$1,706,542

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income Before Provision for Taxes and Total Assets as of and for the six months ended June 30, 2018 and 2017:

	June 30, 2018 and the Six Months Then Ended
	Revenues	Expenses	Other Income	Economic Income / Income Before Provision for Taxes (a)	Total Assets
Total Segments	$3,634,146	$1,719,689	$—	$1,914,457	$21,486,487

Adjustments
Impact of Consolidation (b)	186,276	86,187	184,118	284,207	8,588,810
Amortization of Intangibles (c)	(774)	28,972	—	(29,746)	—
Intersegment Eliminations	(2,634)	(2,634)	—	—	—
Transaction-Related Charges (d)	584,687	167,098	—	417,589	—

Total Adjustments	767,555	279,623	184,118	672,050	8,588,810

Blackstone Consolidated	$4,401,701	$1,999,312	$184,118	$2,586,507	$30,075,297

	Six Months Ended June 30, 2017
	Revenues	Expenses	Other Income	Economic Income / Income Before Provision for Taxes (a)
Total Segments	$3,283,026	$1,576,484	$—	$1,706,542

Adjustments
Impact of Consolidation (b)	159,142	80,708	176,186	254,620
Amortization of Intangibles (c)	(774)	21,914	—	(22,688)
Intersegment Eliminations	(3,067)	(3,067)	—	—
Transaction-Related Charges (d)	12,117	126,927	—	(114,810)

Total Adjustments	167,418	226,482	176,186	117,122

Blackstone Consolidated	$3,450,444	$1,802,966	$176,186	$1,823,664

(a)	Represents Total Segments Economic Income reconciled to Blackstone Consolidated Income Before Provision for Taxes.
(b)

The Impact of Consolidation adjustment represents the effect of consolidating Blackstone Funds, the elimination of Blackstone’s interest in these funds, the increase to revenue representing the reimbursement of certain expenses by Blackstone Funds, which are presented gross under GAAP but netted against Other Operating Expenses in the segment presentation, and the removal of amounts associated with the ownership of Blackstone consolidated operating partnerships held by non-controlling interests.

(c)

Amortization of intangibles consists of the amortization of transaction-related intangibles including intangibles associated with Blackstone’s investment in Patria, which is accounted for under the equity method.

(d)

Transaction-Related Charges arise from corporate actions including acquisitions, divestitures, and Blackstone’s initial public offering. They consist primarily of equity-based compensation charges, gains and losses on contingent consideration arrangements, changes in the balance of the tax receivable agreement resulting from a change in tax law or similar event, transaction costs and any gains or losses associated with these corporate

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

actions. During the six months ended June 30, 2018, Transaction-Related Charges include $580.9 million of Other Revenues received upon the conclusion of Blackstone’s investment sub-advisory relationship with FS Investments’ funds.

19.	SUBSEQUENT EVENTS

There have been no events since June 30, 2018 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

ITEM 1A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	June 30, 2018
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$1,710,251	$—	$—	$1,710,251
Cash Held by Blackstone Funds and Other	—	288,675	—	288,675
Investments	14,053,517	8,605,998	(651,333)	22,008,182
Accounts Receivable	577,074	340,643	—	917,717
Due from Affiliates	2,014,267	25,534	(23,852)	2,015,949
Intangible Assets, Net	380,844	—	—	380,844
Goodwill	1,778,192	—	—	1,778,192
Other Assets	249,791	3,145	—	252,936
Deferred Tax Assets	722,551	—	—	722,551

Total Assets	$21,486,487	$9,263,995	$(675,185)	$30,075,297

Liabilities and Partners’ Capital
Loans Payable	$3,488,358	$6,707,045	$—	$10,195,403
Due to Affiliates	868,286	489,596	(390,632)	967,250
Accrued Compensation and Benefits	2,987,977	—	—	2,987,977
Securities Sold, Not Yet Purchased	44,618	111,162	—	155,780
Repurchase Agreements	—	182,489	—	182,489
Accounts Payable, Accrued Expenses and Other Liabilities	554,194	396,608	—	950,802

Total Liabilities	7,943,433	7,886,900	(390,632)	15,439,701

Redeemable Non-Controlling Interests in Consolidated Entities	22,503	136,296	—	158,799

Partners’ Capital
Partners’ Capital	7,105,225	284,553	(284,553)	7,105,225
Accumulated Other Comprehensive Loss	(57,876)	—	—	(57,876)
Non-Controlling Interests in Consolidated Entities	2,536,375	956,246	—	3,492,621
Non-Controlling Interests in Blackstone Holdings	3,936,827	—	—	3,936,827

Total Partners’ Capital	13,520,551	1,240,799	(284,553)	14,476,797

Total Liabilities and Partners’ Capital	$21,486,487	$9,263,995	$(675,185)	$30,075,297

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

Our Business

Blackstone is one of the largest independent managers of private capital in the world. Our business is organized into four segments:

•

Private Equity. We are a world leader in private equity investing, having managed seven general private equity funds, as well as three sector-focused funds, since we established this business in 1987. Our Private Equity segment includes our corporate private equity business, which consists of our flagship private equity funds (Blackstone Capital Partners (“BCP”) funds), our sector-focused private equity funds, including our energy-focused funds (Blackstone Energy Partners (“BEP”) funds), and our Asia-focused fund (Blackstone Capital Partners Asia (“BCP Asia”) fund). In addition, our Private Equity segment includes our core private equity fund, Blackstone Core Equity Partners (“BCEP”), our opportunistic investment platform that invests globally across asset classes, industries and geographies, Blackstone Tactical Opportunities (“Tactical Opportunities”), our secondary private equity fund of funds business, Strategic Partners Fund Solutions (“Strategic Partners”), our infrastructure-focused funds, Blackstone Infrastructure Partners (“BIP”), a multi-asset investment program for eligible high net worth investors offering exposure to certain of Blackstone’s key illiquid investment strategies through a single commitment, Blackstone Total Alternatives Solution (“BTAS”) and our capital markets services business, Blackstone Capital Markets (“BXCM”).

Our corporate private equity business pursues transactions throughout the world across a variety of transaction types, including large buyouts, mid-cap buyouts, buy and build platforms (which involve multiple acquisitions behind a single management team and platform) and growth equity/development projects (which involve significant minority investments in mature companies and greenfield development projects in energy and power). Tactical Opportunities invests globally across asset classes, industries and geographies, seeking to identify and execute on attractive, differentiated investment opportunities, leveraging the intellectual capital across our various businesses while continuously optimizing its approach in the face of ever changing market conditions. Strategic Partners focuses on delivering access to a range of opportunities, leveraging its proprietary database to acquire single fund interests or complex portfolios in an efficient and timely manner. BIP focuses on investments in core and core+ infrastructure in the energy, transportation, communications and water and waste sectors.

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

The GSO business is organized into three overarching strategies: performing credit, distressed and long only. Our performing credit strategies include mezzanine lending funds, middle market direct lending funds, and other performing credit strategy funds. Our distressed strategies include credit alpha strategies, stressed/distressed funds and energy strategies. GSO’s long only strategies consist of CLOs, closed end funds, commingled funds and separately managed accounts.

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

Our insurer-focused platform, BIS, delivers to insurers bespoke, capital-efficient investments and diversified portfolios of Blackstone products across asset classes tailored to their needs and risk profile.

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

The second quarter of 2018 saw continued market volatility, driven by concerns over trade protectionism, rising interest rates and uneven global growth. While the CBOE Volatility Index declined 19% in the second quarter after peaking in February, the index is up 46% since the beginning of 2018. Strong U.S. economic growth and corporate earnings led the S&P 500 higher, up 3% in the second quarter, but a stronger U.S. dollar (with the U.S. dollar index up 5% in the second quarter) weighed on global market indices. While the MSCI World Index rose 1%, the MSCI World ex. U.S. index fell 2%, and the MSCI Europe and Asia indices declined 3% and 5%, respectively. Emerging market equities underperformed, with the MSCI Emerging Markets Index down 9% in the quarter.

While the global economy continues to reflect positive momentum, the growth cycle has become less synchronized with signs of slowing in Europe, Japan and China. In the U.S., the Bureau of Economic Analysis’ initial report on second quarter 2018 GDP indicated growth of 4.1%, the strongest quarter of growth since 2014, but with most economists expecting growth to slow in the second half of 2018. Monetary policy continues to tighten, and the U.S. Federal Reserve raised interest rates in June for the seventh time since December 2015, with the current target range set to 1.75-2.0%. Ten-year U.S. Treasury yields rose to 3.11% during the quarter before ending the quarter at 2.85%, furthering investor concerns over the potential negative impact to values of fixed income and longer duration assets. The Bloomberg Barclays U.S. Aggregate Bond Index was down 0.2%, U.S. investment grade corporates were down 1.0% and high yield corporates advanced 1.0% for the quarter. High yield spreads were largely flat for the quarter and issuance fell 24% year over year.

Global equity issuance for both initial public offerings and follow-on offerings remained strong, with the first half of the year marking the second consecutive first half to surpass $400 billion in volume. Global merger and acquisition volume for the first half of the year reached a record $2.5 trillion, up 61% year over year due to a significant increase in deals greater than $5 billion, which reached a record $1 trillion. Despite healthy deal activity during the first half of 2018, ongoing concerns over market volatility and trade and antitrust policy may adversely impact future global transaction activity.

Energy rallied sharply in the quarter, with the S&P 500 Energy Index up 13%. The Henry Hub Natural Gas spot price rose 7% and the price of crude oil increased, with West Texas Intermediate Crude up 14% to $74 per barrel. Oil and gas prices, however, remain well below historical averages. Spot prices for other commodities were mixed, with the Bloomberg Commodity Index flat during the quarter.

In the near term, most economists expect continued healthy economic growth and the continued normalization of monetary policy in the U.S. and to a lesser extent, Europe, although global trade tensions and rising geopolitical instability present ongoing concerns.

Notable Transactions

On April 9, 2018, Blackstone concluded its investment sub-advisory relationship with FS Investments’ funds (the “FS Funds”), as previously announced. At March 31, 2018, the FS Funds represented $20.0 billion of Total Assets Under Management. Over time, we believe we will replace and ultimately overtake the prior level of revenue and earnings associated with our sub-advisory relationship with FS Investments. As part of the transaction, Blackstone received proceeds from FS Investments of $580.9 million which is recorded as Other Revenues within the Condensed Consolidated Statement of Operations for the three months ended June 30, 2018. This amount is characterized as a Transaction-Related Charge and therefore is not included in Economic Income, Fee Related Earnings, or Distributable Earnings for the three months ended June 30, 2018. Blackstone intends to distribute a portion of the after-tax proceeds to unitholders resulting in an anticipated incremental $0.30 per common unit and per Blackstone Holdings Partnership unit over the second, third and fourth quarters of 2018, of which $0.10 per common unit was distributed on August 6, 2018.

Organizational Structure

The simplified diagram below depicts our current organizational structure. The diagram does not depict all of our subsidiaries, including intermediate holding companies through which certain of the subsidiaries depicted are held.

Key Financial Measures and Indicators

We manage our business using key financial measures and indicators since we believe they measure the productivity of our investment activities. Our key financial measures and indicators are discussed below.

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

Management fee offsets are reductions to management fees payable by the limited partners of the Blackstone Funds, which are based on the amount such limited partners reimburse the Blackstone Funds or the Partnership primarily for placement fees. Providing investment management services requires the Partnership to arrange for services on behalf of its customers. In those situations where we are acting as an agent on behalf of the limited partners of funds, it presents the cost of services as net against management fee revenue. In all other situations, the Partnership is primarily responsible for fulfilling the services and is therefore acting as a principal for those arrangements. As a result, the cost of those services is presented gross as Compensation or General, Administrative and Other expense, as appropriate, with any reimbursement from the limited partners of the funds recorded as Management and Advisory Fees, Net.

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

States and other jurisdictions have also considered legislation to increase taxes with respect to carried interest. For example, New Jersey recently enacted legislation which eliminates an exclusion from New Jersey source income (for non-residents) for carried interest and income from providing investment management services, which is not expected to materially affect our common unitholders, and authorizes a contingent 17% surtax on such management income for gross income tax and corporate income tax purposes. These carried interest provisions remain non-operative as they are dependent upon Connecticut, New York and Massachusetts enacting legislation with identical provisions. In addition, New York State has considered legislation, which could cause a non-resident of New York State who holds our common units to be subject to New York State income tax on carried interest earned by entities in which we hold an indirect interest, thereby requiring the non-resident to file a New York State income tax return reporting such carried interest income. As part of that same proposal, New York State also considered a state tax surcharge of 17% on carried interest in addition to the personal income tax. Similar proposals are under consideration in other jurisdictions such as California. Whether or when similar legislation will be enacted is unclear.

Finally, several state and local jurisdictions are evaluating ways to subject partnerships to entity level taxation through the imposition of state or local income, franchise or other forms of taxation or to increase the amount of such taxation. For example, although it would not affect us materially, Connecticut recently enacted an income tax on pass-through entities doing business in Connecticut, and states in which we do business may consider similar tax changes. These and other proposals have recently been under heightened consideration in light of U.S. federal income tax legislation, known as the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 (the “Tax Reform Bill”).

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

Economic Income

Blackstone uses Economic Income as a key measure of value creation, a benchmark of performance and in making resource deployment and compensation decisions across its four segments. Economic Income presents revenues and expenses on a basis that deconsolidates the investment funds Blackstone manages, and excludes the amortization of intangibles and other activity referred to as “Transaction-Related Charges”. Transaction-Related Charges arise from corporate actions including acquisitions, divestitures, and Blackstone’s initial public offering. They consist primarily of equity-based compensation charges, gains and losses on contingent consideration arrangements, changes in the balance of the tax receivable agreement resulting from a change in tax law or similar event, transaction costs and any gains or losses associated with these corporate actions. For segment reporting purposes, Performance Allocations and Incentive Fees are presented together and referred to collectively as Performance Revenues or Performance Compensation. Economic Income, our principal segment measure, is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. See Note 18. “Segment Reporting” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements”.

Economic Net Income

Economic Net Income (“ENI”) represents Economic Income adjusted to include current period taxes. Current period taxes represent the total tax provision calculated under accounting principles generally accepted in the United States of America (“GAAP”) adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes and adjusted to exclude the tax impact of any divestitures. ENI is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. See “— Non-GAAP Financial Measures” for our reconciliation of Economic Net Income.

Fee Related Earnings

Blackstone uses Fee Related Earnings, which is derived from Economic Income, as a performance measure to assess its ability to generate profits from revenues that are not subject to future realization events. Fee Related Earnings represents Economic Income adjusted to exclude: (a) the income related to Performance Revenue and related Performance Compensation, (b) income earned from Blackstone’s investments in the Blackstone Funds, (c) net interest income (loss), (d) equity-based compensation, and (e) Other Revenue. Fee Related Earnings equals contractual fee revenues less (a) cash compensation expenses (which excludes Performance Compensation), and (b) Other Operating Expenses. Fee Related Earnings is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. See “— Non-GAAP Financial Measures” for our reconciliation of Fee Related Earnings.

Distributable Earnings

Distributable Earnings, which is derived from our segment reported results, is a supplemental measure to assess performance and amounts available for distributions to Blackstone unitholders, including Blackstone personnel and others who are limited partners of the Blackstone Holdings partnerships. Distributable Earnings is intended to show the amount of net realized earnings without the effects of the consolidation of the Blackstone Funds. Distributable Earnings is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. See “— Non-GAAP Financial Measures” for our reconciliation of Distributable Earnings.

Distributable Earnings is the sum across all segments of: (a) Total Management, Advisory and Other Fees, Net, (b) Interest and Dividend Revenue, (c) Realized Incentive Fees, (d) Realized Performance Allocations, and (e) Realized Principal Investment Income (Loss); less (a) Compensation, excluding the expense of equity-based awards, (b) Realized Incentive Fee Compensation, (c) Realized Performance Allocations Compensation, (d) Interest Expense, (e) Other Operating Expenses, and (f) Taxes and Related Payables Under the Tax Receivable Agreement.

Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization

Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization (“Adjusted EBITDA”), is a supplemental measure and may be used to assess our ability to service our borrowings. Adjusted EBITDA represents Distributable Earnings plus the addition of (a) Interest Expense, (b) Taxes and Related Payables

Including Payable Under Tax Receivable Agreement, and (c) Depreciation and Amortization. Adjusted EBITDA is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. See “— Non-GAAP Financial Measures” for our reconciliation of Adjusted EBITDA.

Summary Walkdown of GAAP to Non-GAAP Financial Measures

The relationship of our GAAP to non-GAAP financial measures is presented in the summary walkdown below. The summary walkdown shows how each non-GAAP financial measure is related to the other non-GAAP financial measures. This presentation is not meant to be a detailed calculation of each measure, but to show the relationship between the measures. For the calculation of each of these non-GAAP financial measures and a full reconciliation of Income Before Provision for Taxes to Distributable Earnings, please see “— Non-GAAP Financial Measures”.

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

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2018 and 2017. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis”.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		2018 vs. 2017		Six Months Ended June 30,		2018 vs. 2017
	2018	2017	$	%	2018	2017	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$721,384	$690,857	$30,527	4%	$1,450,233	$1,336,341	$113,892	9%

Incentive Fees	19,378	40,303	(20,925)	-52%	31,944	86,814	(54,870)	-63%

Investment Income (Loss)
Performance Allocations
Realized	503,376	602,662	(99,286)	-16%	773,016	1,714,567	(941,551)	-55%
Unrealized	440,351	95,532	344,819	361%	1,068,440	(29,089)	1,097,529	N/M
Principal Investments
Realized	129,197	125,058	4,139	3%	171,342	376,402	(205,060)	-54%
Unrealized	103,468	7,275	96,193	N/M	215,242	(32,913)	248,155	N/M

Total Investment Income	1,176,392	830,527	345,865	42%	2,228,040	2,028,967	199,073	10%

Interest and Dividend Revenue	40,073	33,703	6,370	19%	75,458	62,198	13,260	21%
Other	675,343	(59,664)	735,007	N/M	616,026	(63,876)	679,902	N/M

Total Revenues	2,632,570	1,535,726	1,096,844	71%	4,401,701	3,450,444	951,257	28%

Expenses
Compensation and Benefits
Compensation	427,479	367,203	60,276	16%	816,882	718,792	98,090	14%
Incentive Fee Compensation	9,743	21,032	(11,289)	-54%	16,405	43,497	(27,092)	-62%
Performance Allocations Compensation
Realized	186,398	195,738	(9,340)	-5%	298,460	562,216	(263,756)	-47%
Unrealized	189,991	86,910	103,081	119%	444,426	94,443	349,983	371%

Total Compensation and Benefits	813,611	670,883	142,728	21%	1,576,173	1,418,948	157,225	11%
General, Administrative and Other	145,828	119,552	26,276	22%	272,541	228,938	43,603	19%
Interest Expense	39,320	41,089	(1,769)	-4%	77,991	81,335	(3,344)	-4%
Fund Expenses	17,622	49,669	(32,047)	-65%	72,607	73,745	(1,138)	-2%

Total Expenses	1,016,381	881,193	135,188	15%	1,999,312	1,802,966	196,346	11%

Other Income
Net Gains from Fund Investment Activities	73,519	110,054	(36,535)	-33%	184,118	176,186	7,932	5%

Income Before Provision for Taxes	1,689,708	764,587	925,121	121%	2,586,507	1,823,664	762,843	42%
Provision for Taxes	138,731	29,608	109,123	369%	193,226	87,045	106,181	122%

Net Income	1,550,977	734,979	815,998	111%	2,393,281	1,736,619	656,662	38%
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	905	991	(86)	-9%	(370)	2,991	(3,361)	N/M
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	129,078	112,944	16,134	14%	284,577	251,629	32,948	13%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	678,952	283,637	395,315	139%	999,160	692,683	306,477	44%

Net Income Attributable to The Blackstone Group L.P.	$742,042	$337,407	$404,635	120%	$1,109,914	$789,316	$320,598	41%

N/M    Not meaningful.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenues

Revenues were $2.6 billion for the three months ended June 30, 2018, an increase of $1.1 billion compared to $1.5 billion for the three months ended June 30, 2017. The increase in Revenues was primarily attributable to increases of $735.0 million in Other Revenue, $345.9 million in Investment Income and $30.5 million in Management and Advisory Fees, Net, partially offset by a decrease of $20.9 million in Incentive Fees.

The increase in Other Revenue was primarily due to the proceeds received from the conclusion of our sub-advisory relationship with FS Investments’ funds and a foreign exchange gain on our euro denominated bonds.

The increase in Investment Income was primarily attributable to increase in our Private Equity and Credit segments of $539.8 million and $101.3 million, respectively, partially offset by a decrease in our Real Estate segment of $303.0 million. The increase in our Private Equity segment was primarily due to corporate private equity. Corporate private equity carrying value increased 9.5% in the three months ended June 30, 2018 compared to 2.8% in the three months ended June 30, 2017. The increase in our Credit segment was primarily attributable to higher returns in our performing credit strategies, and distressed strategies. The decrease in our Real Estate segment was primarily attributable to lower net appreciation of investment holdings in our BREP opportunistic funds compared to the comparable quarter in 2017. The carrying value of investments for our BREP opportunistic funds increased 2.7% compared to 5.4% in the comparable quarter in 2017.

The increase in Management and Advisory Fees, Net was primarily due to increases in our Real Estate and Private Equity segments of $30.8 million and $12.7 million, respectively, partially offset by a decrease in our Credit segment of $17.4 million. The increase in our Real Estate segment was primarily due to AUM growth in our core+ real estate funds and the launch of BREP Asia II in the fourth quarter of 2017. The increase in our Private Equity segment was primarily attributable to the launch of the third vintage of the Tactical Opportunities program. The decrease in our Credit segment was primarily attributable to the conclusion of our sub-advisory relationship with FS Investments, partially offset by the acquisition of Harvest.

The decrease in Incentive Fees was primarily attributable to a decrease in our Credit segment of $27.7 million, primarily due to the conclusion of our sub-advisory relationship with FS Investments.

Expenses

Expenses were $1.0 billion for the three months ended June 30, 2018, an increase of $135.2 million compared to $881.2 million for the three months ended June 30, 2017. The increase was primarily attributable to increases in Performance Allocations Compensation and Compensation, partially offset by a decrease in Fund Expenses. The increase of $93.7 million in Performance Allocations Compensation was primarily due to the increase in Investment Income. The increase of $60.3 million in Compensation was due to the increase in Management and Advisory Fees, Net, on which a portion of compensation is based, as well as investment in initiatives. The decrease of $32.0 million in Fund Expenses was due to a decrease of $28.9 million in our Credit segment primarily from the deconsolidation of certain CLO and other vehicles in 2018.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenues

Revenues were $4.4 billion for the six months ended June 30, 2018, an increase of $951.3 million compared to $3.5 billion for the six months ended June 30, 2017. The increase in Revenues was primarily attributable to increases of $679.9 million in Other Revenue, $199.1 million in Investment Income and $113.9 million in Management and Advisory Fees, Net, partially offset by a decrease of $54.9 million in Incentive Fees.

The increase in Other Revenue was primarily due to the proceeds received from the conclusion of our sub-advisory relationship with FS Investments’ funds and a foreign exchange gain on our euro denominated bonds.

The increase in Investment Income was primarily attributable to increases in our Private Equity and Credit segments of $599.0 million and $72.3 million, respectively, partially offset by decreases in our Real Estate and Hedge Fund Solutions segments of $455.4 million and $42.8 million, respectively. The increase in our Private Equity segment was due to corporate private equity. Corporate private equity carrying value increased 16.4% in the six months ended June 30, 2018 compared to 9.3% in the six months ended June 30, 2017. The increase in our Credit segment was primarily attributable to higher returns in our performing credit strategies, and distressed strategies. The decrease in our Real Estate segment was primarily attributable to lower net appreciation of investment holdings in our BREP opportunistic funds compared to the comparable quarter in 2017. The carrying value of investments for our BREP opportunistic funds increased 6.0% compared to 10.5% in the comparable quarter in 2017. The decrease in our Hedge Fund Solutions segment was due to lower returns across the segment compared to the second quarter of 2017.

The increase in Management and Advisory Fees, Net was primarily due to increases in our Real Estate, Credit and Private Equity segments of $63.2 million, $25.7 million and $22.9 million, respectively. The increase in our Real Estate segment was primarily due to AUM growth in our core+ real estate funds and the launch of BREP Europe V in the fourth quarter of 2016 (and the corresponding expiration of its fee holiday in the second quarter of 2017) and the launch of BREP Asia II in the fourth quarter of 2017. The increase in our Credit segment was primarily attributable to the acquisition of Harvest and inclusion of our insurance solutions initiative, partially offset by the conclusion of our sub-advisory relationship with FS Investments. The increase in our Private Equity segment was primarily attributable to the launch of the third vintage of the Tactical Opportunities program and BCP Asia.

The decrease in Incentive Fees was primarily attributable to a decrease in our Credit segment of $57.2 million. The decrease in our Credit segment was primarily attributable to the conclusion of our sub-advisory relationship with FS Investments.

Expenses

Expenses were $2.0 billion for the six months ended June 30, 2018, an increase of $196.3 million compared to $1.8 billion for the six months ended June 30, 2017. The increase was primarily attributable to increases in Compensation and Performance Allocations Compensation, partially offset by a decrease in Incentive Fee Compensation. The increase of $98.1 million in Compensation was due to the increase in Management and Advisory Fees, Net, on which a portion of compensation is based, as well as investment in initiatives. The increase of $86.2 million in Performance Allocations Compensation was primarily due to the increase in Investment Income. The decrease of $27.1 million in Incentive Fee Compensation was primarily due to the decrease in Realized Incentive Fees in our Credit segment, on which a portion of Incentive Fee Compensation is based.

Other Income

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Other Income was $73.5 million for the three months ended June 30, 2018, a decrease of $36.5 million compared to $110.1 million for the three months ended June 30, 2017. The decrease in Other Income was due to a decrease in Net Gains from Fund Investment Activities. The decrease in Other Income – Net Gain from Fund Investment Activities was principally driven by a decrease in our Credit segment of $42.2 million primarily from the deconsolidation of certain CLOs and other vehicles in 2018.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Other Income was $184.1 million for the six months ended June 30, 2018, an increase of $7.9 million compared to $176.2 million for the six months ended June 30, 2017. The increase in Other Income was due to an increase in Net Gains from Fund Investment Activities. The increase in Other Income – Net Gain from Fund Investment Activities was principally driven by increases of $20.6 million in our Private Equity segment and $10.0 million in our Credit Segment, partially offset by a decrease of $16.8 million in our Real Estate segment. The increase in our Private Equity segment was primarily the result of a year over year net increase in the appreciation of investments. The increase in our Credit segment was primarily driven by newly launched CLOs and certain long only strategies. The decrease in our Real Estate segment was primarily the result of a year over year net decrease in the appreciation of investments across the Real Estate funds.

Provision for Taxes

The following table summarizes Blackstone’s tax position:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income Before Provision for Taxes	$1,689,708	$764,587	$2,586,507	$1,823,664
Provision for Taxes	$138,731	$29,608	$193,226	$87,045
Effective Income Tax Rate	8.2%	3.9%	7.5%	4.8%

The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

	Three Months Ended June 30,		2018 vs.	Six Months Ended June 30,		2018 vs.
	2018	2017	2017	2018	2017	2017
Statutory U.S. Federal Income Tax Rate	21.0%	35.0%	-14.0%	21.0%	35.0%	-14.0%
Income Passed Through to Common Unitholders and Non-Controlling Interest Holders (a)	-14.7%	-29.0%	14.3%	-15.3%	-29.7%	14.4%
State and Local Income Taxes	2.1%	0.8%	1.3%	1.9%	1.0%	0.9%
Other	-0.2%	-2.9%	2.7%	-0.1%	-1.5%	1.4%

Effective Income Tax Rate	8.2%	3.9%	4.3%	7.5%	4.8%	2.7%

(a)	Includes income that is not taxable to the Partnership and its subsidiaries. Such income is directly taxable to the Partnership’s unitholders and the non-controlling interest holders.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Blackstone’s Provision for Taxes for the three months ended June 30, 2018 and 2017 was $138.7 million and $29.6 million, respectively. This resulted in an effective tax rate of 8.2% and 3.9%, respectively.

The Tax Reform Bill enacted in late 2017 reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The decrease in the effective tax rate from the rate reduction was offset by the corresponding reduction in the benefit for the exclusion of income passed through to common unitholders and non-controlling interest holders. In addition, the reduction in the federal corporate income tax rate reduced the benefit for the income tax rate differential between the U.S. and foreign jurisdictions on foreign income and the federal income tax benefit for state income taxes resulting in an overall increase in the effective tax rate for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Blackstone’s Provision for Taxes for the six months ended June 30, 2018 and 2017 was $193.2 million and $87.0 million, respectively. This resulted in an effective tax rate of 7.5% and 4.8%, respectively.

The Tax Reform Bill enacted in late 2017 reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The decrease in the effective tax rate from the rate reduction was offset by the corresponding reduction in the benefit for the exclusion of income passed through to common unitholders and non-controlling interest holders. In addition, the reduction in the federal corporate income tax rate reduced the benefit for the income tax rate differential between the U.S. and foreign jurisdictions on foreign income and the federal income tax benefit for state income taxes resulting in an overall increase in the effective tax rate for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

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

For the three months ended June 30, 2018 and 2017, the Net Income Before Taxes allocated to Blackstone Holdings was 43.9% and 45.0%, respectively. For the six months ended June 30, 2018 and 2017, the net income before taxes allocated to Blackstone Holdings was 44.1% and 45.2%, respectively. The decreases of 1.1% in the three month period and 1.1% in the six month period were primarily due to conversions of Blackstone Holdings Partnership Units to Blackstone common units and the vesting of common units.

The Other Income — Reduction of Tax Receivable Agreement Liability was entirely allocated to The Blackstone Group L.P.

Operating Metrics

The following graphs and tables summarize the Fee-Earning Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the three and six months ended June 30, 2018 and 2017. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management”:

Note:	Totals may not add due to rounding.

	Three Months Ended
	June 30, 2018					June 30, 2017
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$72,398,415	$87,284,578	$73,570,498	$111,397,306	$344,650,797	$68,227,286	$71,904,741	$68,812,528	$71,270,996	$280,215,551
Inflows, including Commitments (a)	7,057,401	5,937,991	2,379,116	5,579,039	20,953,547	2,219,991	3,376,228	1,805,294	4,946,453	12,347,966
Outflows, including Distributions (b)	(617,880)	(1,381,867)	(4,355,699)	(21,548,439)	(27,903,885)	(1,114,755)	(98,811)	(3,330,068)	(929,653)	(5,473,287)
Realizations (c)	(1,000,261)	(2,459,391)	(100,122)	(1,414,399)	(4,974,173)	(1,400,348)	(2,371,349)	(176,568)	(3,276,948)	(7,225,213)

Net Inflows (Outflows)	5,439,260	2,096,733	(2,076,705)	(17,383,799)	(11,924,511)	(295,112)	906,068	(1,701,342)	739,852	(350,534)
Market Appreciation (Depreciation) (d)(f)	208,022	(604,810)	395,497	253,150	251,859	97,496	899,434	713,278	359,286	2,069,494

Balance, End of Period	$78,045,697	$88,776,501	$71,889,290	$94,266,657	$332,978,145	$68,029,670	$73,710,243	$67,824,464	$72,370,134	$281,934,511

Increase (Decrease)	$5,647,282	$1,491,923	$(1,681,208)	$(17,130,649)	$(11,672,652)	$(197,616)	$1,805,502	$(988,064)	$1,099,138	$1,718,960
Increase (Decrease)	8%	2%	-2%	-15%	-3%	-0%	3%	-1%	2%	1%

	Six Months Ended
	June 30, 2018					June 30, 2017
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$70,140,883	$83,984,824	$69,914,061	$111,304,230	$335,343,998	$69,110,457	$72,030,054	$66,987,553	$68,964,608	$277,092,672
Inflows, including Commitments (a)	10,461,715	9,488,268	6,195,502	11,131,172	37,276,657	3,329,520	5,501,521	4,988,598	10,392,598	24,212,237
Outflows, including Distributions (b)	(1,087,275)	(1,592,458)	(5,258,000)	(23,593,109)	(31,530,842)	(1,119,448)	(195,323)	(5,599,328)	(1,740,847)	(8,654,946)
Realizations (c)	(1,736,535)	(3,953,617)	(155,877)	(3,408,975)	(9,255,004)	(3,563,368)	(5,151,011)	(623,692)	(6,073,764)	(15,411,835)

Net Inflows (Outflows)	7,637,905	3,942,193	781,625	(15,870,912)	(3,509,189)	(1,353,296)	155,187	(1,234,422)	2,577,987	145,456
Market Appreciation (Depreciation) (d)(g)	266,909	849,484	1,193,604	(1,166,661)	1,143,336	272,509	1,525,002	2,071,333	827,539	4,696,383

Balance, End of Period	$78,045,697	$88,776,501	$71,889,290	$94,266,657	$332,978,145	$68,029,670	$73,710,243	$67,824,464	$72,370,134	$281,934,511

Increase (Decrease)	$7,904,814	$4,791,677	$1,975,229	$(17,037,573)	$(2,365,853)	$(1,080,787)	$1,680,189	$836,911	$3,405,526	$4,841,839
Increase (Decrease)	11%	6%	3%	-15%	-1%	-2%	2%	1%	5%	2%
Annualized Base Management Fee Rate (e)	1.00%	1.12%	0.72%	0.50%	0.83%	1.04%	1.24%	0.76%	0.76%	0.95%

	Three Months Ended
	June 30, 2018					June 30, 2017
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$111,414,214	$119,575,884	$78,657,551	$139,966,177	$449,613,826	$99,707,057	$102,070,930	$73,303,381	$93,115,549	$368,196,917
Inflows, including Commitments (a)	6,282,722	5,124,391	2,995,023	5,687,114	20,089,250	1,731,553	3,199,773	1,968,985	5,171,173	12,071,484
Outflows, including Distributions (b)	(401,296)	(1,002,502)	(4,544,409)	(21,647,826)	(27,596,033)	(287,123)	(867,119)	(3,360,854)	(1,135,777)	(5,650,873)
Realizations (c)	(2,058,727)	(4,326,910)	(126,015)	(1,791,552)	(8,303,204)	(2,795,612)	(4,564,380)	(185,929)	(3,550,374)	(11,096,295)

Net Inflows (Outflows)	3,822,699	(205,021)	(1,675,401)	(17,752,264)	(15,809,987)	(1,351,182)	(2,231,726)	(1,577,798)	485,022	(4,675,684)
Market Appreciation (d)(h)	4,287,605	29,110	420,928	845,174	5,582,817	1,663,841	4,195,083	750,861	925,263	7,535,048

Balance, End of Period	$119,524,518	$119,399,973	$77,403,078	$123,059,087	$439,386,656	$100,019,716	$104,034,287	$72,476,444	$94,525,834	$371,056,281

Increase (Decrease)	$8,110,304	$(175,911)	$(1,254,473)	$(16,907,090)	$(10,227,170)	$312,659	$1,963,357	$(826,937)	$1,410,285	$2,859,364
Increase (Decrease)	7%	-0%	-2%	-12%	-2%	0%	2%	-1%	2%	1%

	Six Months Ended
	June 30, 2018					June 30, 2017
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$105,560,576	$115,340,363	$75,090,834	$138,136,470	$434,128,243	$100,189,994	$101,963,652	$71,119,718	$93,280,101	$366,553,465
Inflows, including Commitments (a)	9,817,185	8,747,267	6,935,637	12,768,519	38,268,608	4,355,225	6,529,257	5,609,665	9,534,387	26,028,534
Outflows, including Distributions (b)	(779,956)	(1,150,663)	(5,671,098)	(23,608,043)	(31,209,760)	(509,999)	(1,077,244)	(5,862,592)	(3,222,969)	(10,672,804)
Realizations (c)	(3,100,511)	(6,993,625)	(182,087)	(4,283,836)	(14,560,059)	(8,962,912)	(11,249,184)	(689,120)	(6,812,909)	(27,714,125)

Net Inflows (Outflows)	5,936,718	602,979	1,082,452	(15,123,360)	(7,501,211)	(5,117,686)	(5,797,171)	(942,047)	(501,491)	(12,358,395)
Market Appreciation (d)(i)	8,027,224	3,456,631	1,229,792	45,977	12,759,624	4,947,408	7,867,806	2,298,773	1,747,224	16,861,211

Balance, End of Period	$119,524,518	$119,399,973	$77,403,078	$123,059,087	$439,386,656	$100,019,716	$104,034,287	$72,476,444	$94,525,834	$371,056,281

Increase (Decrease)	$13,963,942	$4,059,610	$2,312,244	$(15,077,383)	$5,258,413	$(170,278)	$2,070,635	$1,356,726	$1,245,733	$4,502,816
Increase (Decrease)	13%	4%	3%	-11%	1%	-0%	2%	2%	1%	1%

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
(f)

For the three months ended June 30, 2018, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $(1.3) billion, $(697.4) million and $(2.0) billion for the Real Estate, Credit and Total segments, respectively. For the three months ended June 30, 2017, such impact was $(1.0) million, $544.1 million, $673.7 million and $1.2 billion for the Private Equity, Real Estate, Credit and Total segments, respectively.

(g)

For the six months ended June 30, 2018, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $(711.4) million, $(300.5) million and $(1.0) billion for the Real Estate, Credit and Total segments, respectively. For the six months ended June 30, 2017, such impact was $1.2 million, $819.6 million, $834.5 million and $1.7 billion for the Private Equity, Real Estate, Credit and Total segments, respectively.

(h)

For the three months ended June 30, 2018, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(743.3) million, $(2.7) billion, $(882.7) million and $(4.3) billion for the Private Equity, Real Estate, Credit and Total segments, respectively. For the three months ended June 30, 2017, such impact was $363.9 million, $1.2 billion, $866.6 million and $2.4 billion for the Private Equity, Real Estate, Credit and Total segments, respectively.

(i)

For the six months ended June 30, 2018, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(270.2) million, $(1.5) billion, $(439.9) million and $(2.2) billion for the Private Equity, Real Estate, Credit and Total segments, respectively. For the six months ended June 30, 2017, such impact was $606.0 million, $1.7 billion, $1.1 billion and $3.4 billion for the Private Equity, Real Estate, Credit and Total segments, respectively.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $333.0 billion at June 30, 2018, a decrease of $11.7 billion, compared to $344.7 billion at March 31, 2018. The net decrease was due to:

•	Outflows of $27.9 billion primarily attributable to:

•	$21.5 billion in our Credit segment driven by the conclusion of our sub-advisory relationship with FS Investment. The remaining outflows were mainly related to certain long only and MLP strategies,

•

$4.4 billion in our Hedge Fund Solutions segment, reflecting investors’ liquidity needs and certain strategic shifts in their programs, primarily driven by outflows of $2.2 billion from customized solutions, $1.4 billion from commingled products and $675.1 million from individual investor and specialized solutions, and

•

$1.4 billion in our Real Estate segment primarily driven by $787.0 million of uninvested capital at the close of a BPP separately managed account’s investment period and $513.5 million of redemptions from the BREDS liquids funds.

•	Realizations of $5.0 billion primarily driven by:

•	$2.5 billion in our Real Estate segment driven by $1.1 billion from BREP opportunistic funds and co-investment, $1.0 billion from BREDS and $360.5 million from core+ real estate funds,

•

$1.4 billion in our Credit segment driven by $574.7 million of capital returned to investors from CLOs that are post their re-investment periods, $376.7 million of realizations from distressed strategies, and $268.1 million of realizations from mezzanine funds, and

•	$1.0 billion in our Private Equity segment driven by $465.7 million from Tactical Opportunities, $371.7 million from Strategic Partners and $162.8 million from corporate private equity.

Offsetting these decreases were:

•	Inflows of $21.0 billion related to:

•

$7.1 billion in our Private Equity segment driven by $4.5 billion from BIP, $1.2 billion from Tactical Opportunities, $742.5 million from core private equity, $616.8 million from corporate private equity and $140.0 million from Strategic Partners,

•

$5.6 billion in our Credit segment driven by $4.4 billion from certain long only and MLP strategies, $2.1 billion of capital raised from new CLO launches and CLO refinancings, $912.6 million from our distressed strategies, $484.0 million from BIS and $424.1 million from mezzanine funds, partially offset by $2.8 billion of allocations from insurance multi-asset products to other strategies,

•

$5.9 billion in our Real Estate segment driven by $2.7 billion from BREDS, $1.5 billion from BPP U.S. and co-investment, $749.7 million from BREIT, $624.4 million from BPP Europe and co-investment and $271.6 million from BREP opportunistic funds and co-investment, and

•

$2.4 billion in our Hedge Fund Solutions segment driven by growth of $1.2 billion in customized solutions, $814.6 million in individual investor and specialized solutions and $398.3 million in commingled products.

•	Market appreciation of $251.9 million due to:

•	$395.5 million appreciation in our Hedge Fund Solutions segment driven by returns from BAAM’s Principal Solutions Composite of 1.5% gross (1.3% net),

•

$253.2 million appreciation in our Credit segment driven by $950.5 million of appreciation from market activity ($1.4 billion from long only and MLP strategies, offset by $411.4 million from BIS) and foreign exchange depreciation of $697.4 million mainly related to CLOs and mezzanine funds,

•	$208.0 million appreciation in our Private Equity segment driven by Strategic Partners, and

•

Partially offset by $604.8 million depreciation in our Real Estate segment driven by $542.6 million of depreciation from BREP opportunistic funds and co-investment, all of which was from foreign exchange depreciation and $180.5 million of depreciation from core+ real estate funds ($801.4 million from foreign exchange depreciation offset by $620.9 million from market appreciation).

BAAM had net inflows of $2.3 billion from July 1 through August 1, 2018.

Fee-Earning Assets Under Management were $333.0 billion at June 30, 2018, a decrease of $2.4 billion, compared to $335.3 billion at December 31, 2017. The net decrease was due to:

•	Outflows of $31.5 billion primarily attributable to:

•	$23.6 billion in our Credit segment driven by the conclusion of our sub-advisory relationship with FS Investment. The remaining outflows were mainly related to certain long only and MLP strategies,

•

$5.3 billion in our Hedge Fund Solutions segment, reflecting investors’ liquidity needs and certain strategic shifts in their programs, driven by outflows of $2.5 billion from customized solutions, $1.5 billion from commingled products and $1.3 billion from individual investor and specialized solutions,

•

$1.6 billion in our Real Estate segment primarily driven by $787.0 million of uninvested capital at the close of a BPP separately managed account’s investment period and $689.9 million of redemptions from the BREDS liquids funds, and

•	$1.1 billion in our Private Equity segment driven by reductions of $575.1 million from Tactical Opportunities and $512.2 million from multi-asset products.

•	Realizations of $9.3 billion primarily driven by:

•	$4.0 billion in our Real Estate segment driven by $1.8 billion from BREP opportunistic funds and co-investment, $1.5 billion from BREDS and $582.4 million from core+ real estate funds,

•

$3.4 billion in our Credit segment driven by $1.4 billion of realizations from distressed strategies, $1.1 billion of capital returned to investors from CLOs that are post their re-investment periods and $495.6 million of realizations from mezzanine funds, and

•	$1.7 billion in our Private Equity segment driven by $842.6 million from Strategic Partners, $642.3 million from Tactical Opportunities and $251.6 million from corporate private equity.

Offsetting these decreases were:

•	Inflows of $37.3 billion related to:

•

$11.1 billion in our Credit segment driven by $6.2 billion from certain long only and MLP strategies, $3.8 billion of capital raised from new CLO launches and CLO refinancings, $2.0 billion from BIS and $1.5 billion from our distressed strategies, partially offset by $3.1 billion of allocation from insurance multi-asset products to other strategies,

•

$10.5 billion in our Private Equity segment driven by $4.5 billion from BIP, $2.9 billion from Tactical Opportunities, $916.1 million from multi-asset products, $846.8 million from corporate private equity, $742.5 million from core private equity and $574.8 million from Strategic Partners,

•

$9.5 billion in our Real Estate segment driven by $3.1 billion from BREDS, $1.8 billion from BPP U.S. and co-investment, $1.6 billion from BREP opportunistic funds and co-investment, $1.4 billion from BPP Europe and co-investment and $1.4 billion from BREIT, and

•

$6.2 billion in our Hedge Fund Solutions segment driven by growth of $3.0 billion in customized solutions, $2.4 billion in individual investor and specialized solutions and $822.1 million in commingled products.

•	Market appreciation of $1.1 billion due to:

•	$1.2 billion in our Hedge Fund Solutions segment driven by returns from BAAM’s Principal Solutions Composite of 2.7% gross (2.3% net),

•

$849.5 million appreciation in our Real Estate segment primarily driven by $910.1 million of appreciation from core+ real estate funds ($1.4 billion from market appreciation offset by $452.9 million from foreign exchange depreciation) and $217.2 million of market appreciation from BREDS, offset by $258.5 million of foreign exchange depreciation from BREP opportunistic funds and co-investment, and

•

Partially offset by $1.2 billion depreciation in our Credit segment driven by $966.2 million of market activity depreciation from BIS and $300.5 million of foreign exchange depreciation, mainly related to CLOs.

Total Assets Under Management

Total Assets Under Management were $439.4 billion at June 30, 2018, a decrease of $10.2 billion, compared to $449.6 billion at March 31, 2018. The net decrease was due to:

•	Outflows of $27.6 billion primarily attributable to:

•	$21.6 billion in our Credit segment driven by the conclusion of our sub-advisory relationship with FS Investment. The remaining outflows were mainly related to certain long only and MLP strategies,

•

$4.5 billion in our Hedge Fund Solutions segment, reflecting investors’ liquidity needs and certain strategic shifts in their programs, driven by outflows of $2.3 billion from customized solutions, $1.5 billion from commingled products and $779.0 million from individual investor and specialized solutions, and

•	$1.0 billion in our Real Estate segment driven by redemptions from the BREDS liquid funds and a release of reserves from BREDS drawdown funds.

•	Realizations of $8.3 billion primarily driven by:

•	$4.3 billion in our Real Estate segment driven by $3.2 billion from BREP opportunistic funds and co-investment, $693.8 million from BREDS and $397.9 million from core+ real estate funds,

•

$2.1 billion in our Private Equity segment driven by continued disposition activity across the segment, mainly related to $862.5 million from corporate private equity, $706.4 million from Tactical Opportunities and $489.8 million from Strategic Partners, and

•

$1.8 billion in our Credit segment driven by $574.7 million from capital returned to investors from CLOs that are post their re-investment periods, $554.7 million from our distressed strategies and $465.6 million from our mezzanine strategies.

Total Assets Under Management realizations in our Private Equity and Real Estate segments generally represent the total proceeds and typically exceed the Fee-Earning Assets Under Management realizations which generally represent only the invested capital.

Offsetting these decreases were:

•	Inflows of $20.0 billion related to:

•

$6.3 billion in our Private Equity segment driven by $4.6 billion from BIP, $1.0 billion from Tactical Opportunities, $569.2 million from corporate private equity and $128.5 million from Strategic Partners,

•

$5.7 billion in our Credit segment driven by $4.6 billion from certain long only and MLP strategies, $2.1 billion of capital raised from CLO launches and CLO refinancings, $982.4 million from distressed strategies, $484.2 million from BIS, $301.5 million from mezzanine funds, partially offset by $2.8 billion of allocations from insurance multi-asset products to other strategies,

•

$5.1 billion in our Real Estate segment driven by $2.1 billion from BREDS, $1.5 billion from BPP U.S. and co-investment, $749.7 million from BREIT, $331.1 million from BPP Europe and co-investment and $200.3 million from the close of the second Asian opportunistic fund, and

•

$3.0 billion in our Hedge Fund Solutions segment driven by growth of $1.4 billion in individual investor and specialized solutions, $1.2 billion in customized solutions and $423.0 million in commingled products.

•	Market appreciation of $5.6 billion due to:

•

$4.3 billion in our Private Equity segment driven by carrying value increase in corporate private equity, Strategic Partners and Tactical Opportunities of 9.5%, 5.8% and 2.1%, respectively, which included $743.3 million of foreign exchange depreciation across the segment,

•	$845.2 million in our Credit segment driven by $1.2 billion of appreciation from certain long only and MLP strategies ($1.4 billion from market appreciation offset by $235.0 million from foreign exchange depreciation), offset by $411.4 million of depreciation from BIS, all of which was from market activity, and

•	$420.9 million in our Hedge Fund Solutions segment driven by reasons noted above in Fee-Earning Assets Under Management.

Total Assets Under Management market appreciation (depreciation) in our Private Equity and Real Estate segments generally represents the change in fair value of the investments held and typically exceeds the Fee-Earning Assets Under Management market appreciation (depreciation).

Total Assets Under Management were $439.4 billion at June 30, 2018, an increase of $5.3 billion, compared to $434.1 billion at December 31, 2017. The net increase was due to:

•	Inflows of $38.3 billion related to:

•

$12.8 billion in our Credit segment driven by $6.5 billion from certain long only and MLP strategies, $3.9 billion of capital raised from CLO launches and CLO refinancings, $3.0 billion from distressed strategies, $2.0 billion from BIS and $358.7 million from mezzanine funds, partially offset by $3.1 billion of allocations from insurance multi-asset products to other strategies,

•

$9.8 billion in our Private Equity segment driven by $4.6 billion from BIP, $2.9 billion from Tactical Opportunities, $967.4 million from corporate private equity, $914.5 million from Strategic Partners and $415.6 million from multi-asset products,

•

$8.7 billion in our Real Estate segment driven by $2.5 billion from BREDS, $2.0 billion from BPP U.S. and co-investment, $1.4 billion from BREIT, $1.2 billion from the close of the second Asian opportunistic fund and $1.0 billion from BPP Europe and co-investment, and

•

$6.9 billion in our Hedge Fund Solutions segment driven by growth of $3.1 billion in individual investor and specialized solutions, $3.0 billion in customized solutions and $853.4 million in commingled products.

•	Market appreciation of $12.8 billion due to:

•

$8.0 billion in our Private Equity segment driven by carrying value increase in corporate private equity, Strategic Partners and Tactical Opportunities of 16.4%, 13.5% and 7.3%, respectively, which included $270.2 million of foreign exchange depreciation across the segment,

•

$3.5 billion in our Real Estate segment driven by carrying value increases in our opportunistic and core+ real estate funds of 6.0% and 5.7%, respectively, which includes $1.5 billion of foreign exchange depreciation across the segment, and

•	$1.2 billion in our Hedge Fund Solutions segment driven by reasons noted above in Fee-Earning Assets Under Management.

Offsetting these increases were:

•	Outflows of $31.2 billion primarily attributable to:

•	$23.6 billion in our Credit segment driven by the conclusion of our sub-advisory relationship with FS Investment. The remaining outflows were mainly related to certain long only and MLP strategies,

•

$5.7 billion in our Hedge Fund Solutions segment, reflecting investors’ liquidity needs and certain strategic shifts in their programs, driven by outflows of $2.5 billion from customized solutions, $1.6 billion from individual investors and specialized solutions and $1.5 billion from commingled products, and

•	$1.2 billion in our Real Estate segment driven by redemptions from the BREDS liquids funds and a release of reserves from BREDS drawdown funds.

•	Realizations of $14.6 billion primarily driven by:

•	$7.0 billion in our Real Estate segment driven by $5.2 billion from BREP opportunistic funds and co-investment, $1.2 billion from BREDS and $654.4 million from core+ real estate funds,

•

$4.3 billion in our Credit segment driven by $1.9 billion from our distressed strategies, $1.1 billion from capital returned to investors from CLOs that are post their re-investment periods and $846.5 million from our mezzanine strategies, and

•

$3.1 billion in our Private Equity segment driven by continued disposition activity across the segment, mainly related to $1.2 billion from corporate private equity, $955.6 million from Strategic Partners and $927.9 million from Tactical Opportunities.

Limited Partner Capital Invested

The following presents the limited partner capital invested for each of the respective three month periods:

Note:	Totals may not add due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
	(Dollars in Thousands)
Limited Partner Capital Invested
Private Equity	$3,846,841	$2,356,960	$8,583,229	$5,658,909
Real Estate	2,371,918	4,538,154	4,962,337	8,792,355
Hedge Fund Solutions (a)	89,985	112,753	211,842	868,571
Credit	1,490,880	1,018,831	3,752,146	2,030,192

	$7,799,624	$8,026,698	$17,509,554	$17,350,027

(a)	Limited Partner Capital Invested for the Hedge Fund Solutions segment has been updated for an adjustment applicable to the three months ended March 31, 2017.

The following presents the dry powder as of quarter end of each period:

Note:	Totals may not add due to rounding.
(a)

Represents illiquid drawdown funds only; excludes marketable vehicles; includes both Fee-Earning (third party) capital and general partner and employee commitments that do not earn fees. Amounts are reduced by outstanding commitments to invest, but for which capital has not been called.

	June 30,
	2017	2018
	(Dollars in Thousands)
Dry Powder Available for Investment
Private Equity	$37,503,446	$36,425,713
Real Estate	31,678,807	26,545,329
Hedge Fund Solutions	3,838,039	3,501,849
Credit	16,995,736	21,844,231

	$90,016,028	$88,317,122

Net Accrued Performance Revenues

The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of June 30, 2018 and 2017. Net Accrued Performance Revenues presented do not include clawback amounts, if any, which are disclosed in Note 17. “Commitments and Contingencies — Contingencies —Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. The Net Accrued Performance Revenues as of each reporting date is principally unrealized; if realized, such amount can be a significant component of Distributable Earnings.

	June 30,
	2018	2017
	(Dollars in Millions)
Private Equity
BCP IV	$99	$86
BCP V	87	68
BCP VI	911	579
BCP VII	94	—
BEP I	142	89
BEP II	50	12
Tactical Opportunities	152	117
Strategic Partners	91	46
BTAS	30	27
Other	1	4

Total Private Equity (a)	1,657	1,028

Real Estate
BREP IV	14	8
BREP V	159	238
BREP VI	132	229
BREP VII	592	544
BREP VIII	317	211
BREP Europe III	33	169
BREP Europe IV	211	367
BREP Europe V	61	—
BREP Asia I	110	76
BPP	194	118
BREIT	10	3
BREDS	29	21
BTAS	31	—

Total Real Estate (a)	1,893	1,984

Hedge Fund Solutions	23	29

Credit	299	216

Total Blackstone Net Accrued Performance Revenues	$3,872	$3,257

(a)	Private Equity and Real Estate include Co-Investments, as applicable.

Net Accrued Performance Revenues receivable was increased by net Performance Revenues of $2.3 billion for the six months ended June 30, 2018 and decreased by net realized distributions of $1.7 billion for the six months ended June 30, 2018.

Performance Revenue Eligible Assets Under Management

The following represents our Performance Revenue Eligible Assets Under Management as of June 30, 2018:

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

The following table presents the investment record of our significant drawdown funds from inception through June 30, 2018:

			Unrealized Investments			Realized Investments		Total Investments		Net IRRs (c)
Fund (Investment Period Beginning Date / Ending Date)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	N/A	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	N/A	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	17,086	1.3x	—	2,953,649	1.4x	2,970,735	1.4x	7%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	207,524	872,299	0.9x	50%	20,677,725	3.2x	21,550,024	2.9x	42%	36%
BCP V (Dec 2005 / Jan 2011)	21,022,164	1,052,763	2,256,568	1.1x	30%	36,189,148	2.0x	38,445,716	1.9x	9%	8%
BCP VI (Jan 2011 / May 2016)	15,190,523	1,800,629	17,512,669	1.8x	32%	8,990,744	2.1x	26,503,413	1.9x	23%	15%
BEP I (Aug 2011 / Feb 2015)	2,436,904	168,684	2,947,107	1.7x	36%	1,416,870	2.0x	4,363,977	1.8x	29%	15%
BEP II (Feb 2015 / Feb 2021)	4,874,208	1,698,584	2,884,607	1.4x	—	65,371	2.9x	2,949,978	1.4x	N/M	15%
BCP VII (May 2016 / May 2022)	18,494,651	12,230,285	5,644,440	1.4x	—	311,717	1.2x	5,956,157	1.4x	N/M	17%
BCP Asia (Dec 2017 / Dec 2023) (d)	2,369,469	2,208,544	13,992	N/A	—	—	N/A	13,992	N/A	N/A	N/M

Total Corporate Private Equity	$79,486,034	$19,391,588	$32,148,768	1.5x	24%	$84,788,469	2.2x	$116,937,237	2.0x	17%	15%

Tactical Opportunities	$18,427,737	$8,426,505	$9,781,454	1.2x	10%	$5,287,948	1.7x	$15,069,402	1.4x	26%	12%
Tactical Opportunities Co-Investment and Other	5,119,604	1,409,243	3,670,283	1.2x	2%	1,198,810	1.6x	4,869,093	1.3x	N/A	18%
Strategic Partners I-V and Co-Investment (e)	11,913,113	1,796,921	2,020,522	N/M	—	15,588,672	N/M	17,609,194	1.5x	N/A	13%
Strategic Partners VI LBO, RE and SMA (e)	7,402,171	2,070,236	3,500,627	N/M	—	2,739,347	N/M	6,239,974	1.5x	N/A	21%
Strategic Partners VII (e)	7,669,970	2,334,958	4,876,510	N/M	—	350,751	N/M	5,227,261	1.3x	N/A	54%
Strategic Partners RA II (e)	1,806,807	1,446,595	262,612	N/M	—	12,940	N/M	275,552	1.2x	N/A	24%
BCEP (Jan 2017 / Jan 2021) (f)	4,755,620	2,605,464	2,214,439	1.0x	—	—	N/A	2,214,439	1.0x	N/A	3%
Other Funds and Co-Investment (g)	1,621,936	442,069	68,639	0.9x	22%	637,161	0.9x	705,800	0.9x	N/M	N/M

Real Estate
Pre-BREP	$140,714	$—	$—	N/A	—	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	—	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	N/A	—	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	313,328	0.4x	30%	4,259,530	2.2x	4,572,858	1.7x	35%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	1,181,187	2.3x	31%	12,230,080	2.3x	13,411,267	2.3x	12%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,444	556,530	1,554,579	1.6x	3%	25,908,690	2.6x	27,463,269	2.5x	14%	13%
BREP VII (Aug 2011 / Apr 2015)	13,495,034	2,058,135	11,964,442	1.7x	19%	16,641,294	2.1x	28,605,736	1.9x	29%	18%
BREP VIII (Apr 2015 / Oct 2020)	16,419,603	8,407,055	11,023,120	1.4x	2%	4,003,140	1.5x	15,026,260	1.4x	27%	17%

Total Global BREP	$51,955,662	$11,021,720	$26,036,656	1.5x	11%	$70,577,652	2.3x	$96,614,308	2.0x	19%	16%

BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€—	N/A	—	€1,369,016	2.1x	€1,369,016	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008) (h)	1,629,748	—	140,384	0.5x	—	2,294,647	2.0x	2,435,031	1.7x	10%	8%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,167	463,758	1,154,882	1.3x	—	5,199,477	2.5x	6,354,359	2.2x	21%	16%
BREP Europe IV (Sep 2013 / Dec 2016)	6,709,145	1,333,963	4,903,348	1.5x	10%	6,316,424	2.0x	11,219,772	1.8x	25%	18%
BREP Europe V (Dec 2016 / Jun 2022)	7,855,686	4,256,899	4,164,195	1.2x	4%	14,155	N/M	4,178,350	1.2x	N/M	19%

Total Euro BREP	€20,223,918	€6,054,620	€10,362,809	1.3x	7%	€15,193,719	2.1x	€25,556,528	1.7x	17%	14%

BREP Asia I (Jun 2013 / Dec 2017)	$5,096,522	$1,881,675	$4,253,540	1.4x	—	$2,508,819	1.8x	$6,762,359	1.5x	23%	16%
BREP Asia II (Dec 2017 / Jun 2023)	7,105,707	7,008,667	262,033	N/M	—	—	N/M	262,033	N/M	N/M	N/M
BREP Co-Investment (i)	6,892,347	146,573	2,098,516	1.7x	51%	11,800,844	2.1x	13,899,360	2.1x	16%	16%

Total BREP	$95,817,573	$27,054,144	$44,954,095	1.4x	11%	$104,310,222	2.2x	$149,264,317	1.9x	19%	16%

BPP (j)	$25,307,653	$2,882,693	$25,930,125	1.2x	—	$2,678,843	N/A	$28,608,968	1.2x	N/M	12%
BREDS (k)	$13,247,759	$4,600,992	$2,966,415	1.1x	—	$9,474,771	1.3x	$12,441,186	1.3x	12%	11%

			Unrealized Investments			Realized Investments		Total Investments		Net IRRs (c)
Fund (Investment Period Beginning Date / Ending Date)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Hedge Fund Solutions
BSCH (Dec 2013 / Jun 2020) (l)	$3,298,575	$2,356,290	$973,480	1.0x	—	$256,301	N/A	$1,229,781	1.3x	N/A	6%
BSCH Co-Investment	276,000	164,877	102,280	0.9x	—	24,167	N/A	126,447	1.1x	N/A	9%

Total Hedge Fund Solutions	$3,574,575	$2,521,167	$1,075,760	1.0x	—	$280,468	N/A	$1,356,228	1.3x	N/A	6%

Credit (m)
Mezzanine I (Jul 2007 / Oct 2011)	$2,000,000	$97,114	$45,909	0.8x	—	$4,770,221	1.6x	$4,816,130	1.6x	N/A	17%
Mezzanine II (Nov 2011 / Nov 2016)	4,120,000	1,146,274	2,535,690	1.1x	—	4,100,043	1.6x	6,635,733	1.4x	N/A	13%
Mezzanine III (Sep 2016 / Sep 2021)	6,639,133	3,457,539	2,547,038	1.1x	—	636,892	1.5x	3,183,930	1.2x	N/A	13%
Stressed / Distressed Investing I (Sep 2009 / May 2013)	3,253,143	175,000	417,641	0.7x	—	5,568,943	1.5x	5,986,584	1.4x	N/A	11%
Stressed / Distressed Investing II (Jun 2013 / Jun 2018)	5,125,000	648,283	2,846,622	1.1x	—	2,968,264	1.4x	5,814,886	1.2x	N/A	13%
Stressed / Distressed Investing III (Dec 2017 / Dec 2022)	7,356,380	6,329,287	769,329	1.1x	—	23,341	N/A	792,670	1.1x	N/A	N/A
Energy Select Opportunities (Nov 2015 / Nov 2018)	2,856,867	1,108,540	1,875,069	1.2x	—	415,064	1.7x	2,290,133	1.2x	N/A	19%

Euro
European Senior Debt Fund (Feb 2015 / Feb 2019)	€1,964,689	€1,560,617	€1,811,098	1.0x	—	€656,896	1.5x	€2,467,994	1.1x	N/A	11%

Total Credit	$33,616,933	$14,784,215	$13,151,845	1.1x	—	$19,235,263	1.5x	$32,387,108	1.3x	N/A	14%

The returns herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
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
(c)

Net Internal Rate of Return (“IRR”) represents the annualized inception to June 30, 2018 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and carried interest.

(d)	Includes foreign currency gain or loss on invested undrawn capital, if any.
(e)	Realizations are treated as return of capital until fully recovered and therefore unrealized and realized MOICs are not meaningful.
(f)	BCEP, or Blackstone Core Equity Partners, is a core private equity fund which invests with a more modest risk profile and longer hold period.
(g)	Returns for Other Funds and Co-Investment are not meaningful as these funds have limited transaction activity.
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

Private Equity

The following table presents the results of operations for our Private Equity segment:

	Three Months Ended June 30,		2018 vs. 2017		Six Months Ended June 30,		2018 vs. 2017
	2018	2017	$	%	2018	2017	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net
Base Management Fees	$195,521	$177,684	$17,837	10%	$378,482	$354,390	$24,092	7%
Transaction, Advisory and Other Fees, Net	12,780	17,289	(4,509)	-26%	23,874	33,465	(9,591)	-29%
Management Fee Offsets	(4,351)	(3,753)	(598)	16%	(7,544)	(15,943)	8,399	-53%

Total Management and Advisory Fees, Net	203,950	191,220	12,730	7%	394,812	371,912	22,900	6%

Performance Revenues
Realized Performance Allocations	138,171	198,168	(59,997)	-30%	215,294	780,849	(565,555)	-72%
Unrealized Performance Allocations	498,274	9	498,265	N/M	895,590	(184,469)	1,080,059	N/M

Total Performance Revenues	636,445	198,177	438,268	221%	1,110,884	596,380	514,504	86%

Principal Investment Income (Loss)
Realized	32,600	41,168	(8,568)	-21%	38,938	122,462	(83,524)	-68%
Unrealized	84,247	(25,892)	110,139	N/M	101,615	(66,414)	168,029	N/M

Total Principal Investment Income	116,847	15,276	101,571	665%	140,553	56,048	84,505	151%
Interest and Dividend Revenue	11,549	7,922	3,627	46%	20,092	14,583	5,509	38%
Other	26,667	(16,124)	42,791	N/M	10,259	(17,924)	28,183	N/M

Total Revenues	995,458	396,471	598,987	151%	1,676,600	1,020,999	655,601	64%

Expenses
Compensation	103,798	90,676	13,122	14%	203,527	174,279	29,248	17%
Performance Compensation
Realized Performance Allocations	68,513	63,060	5,453	9%	101,558	244,693	(143,135)	-58%
Unrealized Performance Allocations	193,747	22,219	171,528	772%	372,549	(17,137)	389,686	N/M

Total Compensation and Benefits	366,058	175,955	190,103	108%	677,634	401,835	275,799	69%
Interest Expense	12,773	10,728	2,045	19%	22,906	21,155	1,751	8%
Other Operating Expenses	36,047	28,592	7,455	26%	67,198	56,353	10,845	19%

Total Expenses	414,878	215,275	199,603	93%	767,738	479,343	288,395	60%

Economic Income	$580,580	$181,196	$399,384	220%	$908,862	$541,656	$367,206	68%

N/M Not meaningful.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenues

Revenues were $995.5 million for the three months ended June 30, 2018, an increase of $599.0 million compared to $396.5 million for the three months ended June 30, 2017. The increase in Revenues was primarily attributable to increases of $438.3 million in Performance Revenues and $101.6 million in Principal Investment Income.

Revenues in our Private Equity segment in the second quarter of 2018 were higher compared to the second quarter of 2017, primarily driven by increased Performance Revenues largely due to positive performance in our corporate private equity investments, particularly in energy and technology. The market environment continues to be generally characterized by high prices and as a result, the market for new investments remains challenging. Nonetheless, in the second quarter of 2018 we deployed $2.6 billion and committed an additional $1.9 billion of capital across the segment. U.S. tax reform is expected to have a neutral to slightly positive impact for our U.S. private equity investments. Realizations of $2.1 billion in the quarter were driven by activity across our corporate private equity funds, Tactical Opportunities and Strategic Partners, although volatility could be a factor in fewer realizations going forward. Although we and our portfolio companies are operating against a backdrop of continuing economic strength and improving fundamentals that we expect will benefit our businesses, interest rates are expected to continue to rise throughout 2018 and will likely increase the cost of debt financing for us and our portfolio companies. Revenues in the Private Equity segment would likely be negatively impacted if pressure on wages and other inputs and higher tariffs increasingly pressure profit margins. Revenues in our Private Equity segment would also likely be negatively impacted from rising interest rates, a stronger U.S. dollar and higher inflation, although such impact may be meaningfully mitigated if occurring against a backdrop of corresponding economic growth. See “Item 1A. Risk Factors — Risks Related to Our Business — Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Performance Revenues were $636.4 million for the three months ended June 30, 2018, an increase of $438.3 million compared to $198.2 million for the three months ended June 30, 2017, driven by corporate private equity. Corporate private equity carrying value increased 9.5% in the three months ended June 30, 2018 compared to 2.8% in the three months ended June 30, 2017.

Principal Investment Income was $116.8 million for the three months ended June 30, 2018, an increase of $101.6 million compared to $15.3 million for the three months ended June 30, 2017, primarily driven by an increase in the appreciation of our investment holdings.

Expenses

Expenses were $414.9 million for the three months ended June 30, 2018, an increase of $199.6 million compared to $215.3 million for the three months ended June 30, 2017. The increase was primarily attributable to an increase of $190.1 million in Total Compensation and Benefits. The increase in Total Compensation and Benefits was primarily due to an increase of $177.0 million in Performance Compensation. Performance Compensation increased as a result of the increase in Performance Revenues.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenues

Revenues were $1.7 billion for the six months ended June 30, 2018, an increase of $655.6 million compared to $1.0 billion for the six months ended June 30, 2017. The increase in Revenues was primarily attributable to increases of $514.5 million in Performance Revenues, $84.5 million in Principal Investment Income and $22.9 million in Total Management and Advisory Fees, Net.

Performance Revenues were $1.1 billion for the six months ended June 30, 2018, an increase of $514.5 million, compared to $596.4 million for the six months ended June 30, 2017, driven by corporate private equity. Corporate private equity carrying value increased 16.4% in the six months ended June 30, 2018 compared to 9.3% in the six months ended June 30, 2017.

Principal Investment Income was $140.6 million for the six months ended June 30, 2018, an increase of $84.5 million, compared to $56.0 million for the six months ended June 30, 2017. The increase was due to an increase in the appreciation of our investment holdings.

Total Management and Advisory Fees, Net were $394.8 million for the six months ended June 30, 2018, an increase of $22.9 million compared to $371.9 million for the six months ended June 30, 2017, primarily driven by an increase in Base Management Fees. Base Management Fees were $378.5 million for the six months ended June 30, 2018, an increase of $24.1 million compared to $354.4 million for the six months ended June 30, 2017, primarily due to the launch of the third vintage of the Tactical Opportunities program and BCP Asia.

Expenses

Expenses were $767.7 million for the six months ended June 30, 2018, an increase of $288.4 million compared to $479.3 million for the six months ended June 30, 2017. The increase was primarily attributable to an increase of $275.8 million in Total Compensation and Benefits. The increase in Total Compensation and Benefits was primarily due to increases of $246.6 million in Performance Compensation and $29.2 million in Compensation. Performance Compensation increased as a result of the increase in Performance Revenues. Compensation increased primarily due to the increase in Management and Advisory Fees, Net, on which a portion of compensation is based, as well as investment in initiatives.

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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended June 30,				Six Months Ended June 30,				June 30, 2018 Inception to Date
	2018		2017		2018		2017		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	24%	21%	1%	1%	16%	14%	-1%	-1%	56%	42%	50%	36%
BCP V	14%	11%	2%	1%	12%	9%	5%	4%	11%	9%	10%	8%
BCP VI	8%	7%	4%	3%	16%	13%	13%	11%	29%	23%	20%	15%
BCP VII	8%	5%	N/M	N/M	20%	12%	N/M	N/M	N/M	N/M	36%	17%
BEP I	19%	16%	-2%	-2%	19%	16%	8%	7%	37%	29%	19%	15%
BEP II	8%	5%	2%	—	18%	11%	13%	8%	N/M	N/M	29%	15%
BCOM	-2%	-2%	-17%	-17%	2%	1%	-14%	-14%	13%	7%	13%	6%
Tactical Opportunities	2%	2%	5%	4%	8%	6%	8%	14%	28%	26%	15%	12%
Tactical Opportunities Co-Investment and Other	8%	5%	6%	5%	12%	10%	10%	6%	N/A	N/A	20%	18%
Strategic Partners I-V and Co-Investment (b)	2%	1%	2%	1%	4%	3%	4%	3%	N/A	N/A	16%	13%
Strategic Partners VI
LBO, RE and SMA (b)	6%	5%	3%	2%	12%	11%	8%	6%	N/A	N/A	26%	21%
Strategic Partners VII (b)	9%	8%	N/M	N/M	21%	18%	N/M	N/M	N/A	N/A	67%	54%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M Not meaningful.

N/A Not applicable.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and carried interest allocations.
(b)	Realizations are treated as return of capital until fully recovered and therefore inception to date realized returns are not applicable.

The corporate private equity funds within the Private Equity segment have five funds with closed investment periods: BCP IV, BCP V, BCP VI, BCOM and BEP I. As of June 30, 2018, BCP IV was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes based on the timings of fund closings, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner is subject to equalization such that (a) the general partner accrues carried interest when the respective carried interest for either fund class is positive and (b) the general partner realizes carried interest so long as clawback obligations, if any, for either of the respective fund classes are fully satisfied. During the quarter, both fund classes in aggregate were above their respective carried interest thresholds. BCP VI is currently above its carried interest threshold. BCOM is currently above its carried interest threshold and has generated inception to date positive returns. We are entitled to retain previously realized carried interest up to 20% of BCOM’s net gains. As a result, Performance Revenues are recognized from BCOM on current period gains and losses. BEP I is currently above its carried interest threshold.

Real Estate

The following table presents the results of operations for our Real Estate segment:

	Three Months Ended June 30,		2018 vs. 2017		Six Months Ended June 30,		2018 vs. 2017
	2018	2017	$	%	2018	2017	$	%
	(Dollars in Thousands)
Revenues
Management Fees, Net
Base Management Fees	$249,680	$227,865	$21,815	10%	$476,206	$425,744	$50,462	12%
Transaction and Other Fees, Net	23,859	16,087	7,772	48%	46,947	37,366	9,581	26%
Management Fee Offsets	(3,785)	(5,018)	1,233	-25%	(5,453)	(8,568)	3,115	-36%

Total Management Fees, Net	269,754	238,934	30,820	13%	517,700	454,542	63,158	14%

Performance Revenues
Realized Incentive Fees	11,394	4,878	6,516	134%	15,769	7,760	8,009	103%
Realized Performance Allocations	351,630	389,441	(37,811)	-10%	502,939	909,314	(406,375)	-45%
Unrealized Performance Allocations	(160,578)	89,688	(250,266)	N/M	65,864	81,642	(15,778)	-19%

Total Performance Revenues	202,446	484,007	(281,561)	-58%	584,572	998,716	(414,144)	-41%

Principal Investment Income (Loss)
Realized	50,199	57,599	(7,400)	-13%	64,889	177,178	(112,289)	-63%
Unrealized	(28,044)	(20,519)	(7,525)	37%	(25,357)	(104,372)	79,015	-76%

Total Principal Investment Income	22,155	37,080	(14,925)	-40%	39,532	72,806	(33,274)	-46%
Interest and Dividend Revenue	14,494	14,493	1	0%	29,622	26,587	3,035	11%
Other	30,457	(22,965)	53,422	N/M	8,960	(26,115)	35,075	N/M

Total Revenues	539,306	751,549	(212,243)	-28%	1,180,386	1,526,536	(346,150)	-23%

Expenses
Compensation	109,599	110,266	(667)	-1%	222,423	212,968	9,455	4%
Performance Compensation
Realized Incentive Fees	5,820	2,711	3,109	115%	8,030	4,044	3,986	99%
Realized Performance Allocations	109,233	124,512	(15,279)	-12%	163,416	304,468	(141,052)	-46%
Unrealized Performance Allocations	(51,370)	64,254	(115,624)	N/M	27,800	82,046	(54,246)	-66%

Total Compensation and Benefits	173,282	301,743	(128,461)	-43%	421,669	603,526	(181,857)	-30%
Interest Expense	11,389	14,787	(3,398)	-23%	25,538	29,422	(3,884)	-13%
Other Operating Expenses	36,026	33,379	2,647	8%	65,443	64,243	1,200	2%

Total Expenses	220,697	349,909	(129,212)	-37%	512,650	697,191	(184,541)	-26%

Economic Income	$318,609	$401,640	$(83,031)	-21%	$667,736	$829,345	$(161,609)	-19%

N/M Not meaningful.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenues

Revenues were $539.3 million for the three months ended June 30, 2018, a decrease of $212.2 million compared to $751.5 million for the three months ended June 30, 2017. The decrease in Revenues was primarily attributable to decreases of $281.6 million in Performance Revenues and $14.9 million in Principal Investment Income, partially offset by increases $53.4 million in Other Revenue and $30.8 million in Total Management Fees, Net.

Revenues in our Real Estate segment in the second quarter of 2018 were lower compared to the second quarter of 2017, primarily driven by lower Performance Revenues resulting from lower appreciation in our real estate opportunistic funds compared to the first quarter of 2017. Overall, operating trends in our Real Estate portfolio remain stable and supply-demand fundamentals remain positive in most markets, although we see decelerating growth in certain sectors, notably retail. As a result of less distress and rising asset values compared to prior years in the United States, the opportunistic investment environment continues to be challenging. Nonetheless, our Real Estate funds deployed $4.6 billion and committed an additional $6.0 billion of capital in the quarter, including in six large public company transactions. Volatility could be a factor in fewer realizations going forward, although our Real Estate funds had $4.3 billion of realizations in the second quarter. Overall, we believe U.S. tax reform will have a neutral to slightly positive impact for our real estate investments. Although we are operating against a backdrop of continuing economic strength and improving fundamentals that we expect will benefit our businesses, interest rates are expected to continue to rise throughout 2018 and will likely increase the cost of debt financing for our real estate businesses and assets. Revenues in our Real Estate segment would likely be negatively impacted if pressure on wages and other inputs increasingly pressure profit margins. Revenues in our Real Estate segment would also likely be negatively impacted from rising interest rates, a stronger U.S. dollar and higher inflation, although such impact may be meaningfully mitigated if occurring against a backdrop of economic strength and improving fundamentals. See “Item 1A. Risk Factors — Risks Related to Our Business — Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Performance Revenues were $202.4 million for the three months ended June 30, 2018, a decrease of $281.6 million compared to $484.0 million for the three months ended June 30, 2017. The decrease in Performance Revenues was due to lower net appreciation of investment holdings in our BREP opportunistic funds compared to the comparable quarter in 2017. For the three months ended June 30, 2018, the carrying value of investments for our BREP opportunistic funds increased 2.7% compared to 5.4% in the comparable 2017 quarter.

Principal Investment Income was $22.2 million for the three months ended June 30, 2018, a decrease of $14.9 million compared to $37.1 million for the three months ended June 30, 2017. The decrease in Principal Investment Income was primarily due to lower net appreciation of the Partnership’s principal investments.

Other Revenue was $30.5 million for the three months ended June 30, 2018, and increase of $53.4 million compared to $(23.0) million for the three months ended June 30, 2017, primarily due to foreign exchange gain on our euro denominated bonds.

Total Management Fees, Net were $269.8 million for the three months ended June 30, 2018, an increase of $30.8 million compared to $238.9 million for the three months ended June 30, 2017, driven primarily by an increase in Base Management Fees. Base Management Fees were $249.7 million for the three months ended June 30, 2018, an increase of $21.8 million compared to $227.9 million for the three months ended June 30, 2017, primarily due to AUM growth in our core+ real estate funds and the launch of BREP Asia II in the fourth quarter of 2017.

Expenses

Expenses were $220.7 million for the three months ended June 30, 2018, a decrease of $129.2 million compared to $349.9 million for the three months ended June 30, 2017. The decrease was primarily attributable to a decrease in Performance Compensation of $127.8 million. Performance Compensation decreased as a result of the decrease in Performance Revenues.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenues

Revenues were $1.2 billion for the six months ended June 30, 2018, a decrease of $346.2 million compared to $1.5 billion for the six months ended June 30, 2017. The decrease in Revenues was primarily attributable to decreases of $414.1 million in Performance Revenues and $33.3 million in Principal Investment Income, partially offset by an increase of $63.2 million in Total Management Fees, Net.

Performance Revenues were $584.6 million for the six months ended June 30, 2018, a decrease of $414.1 million compared to $998.7 million for the six months ended June 30, 2017. Performance Revenues decreased due to the lower net appreciation of investment holdings in our BREP opportunistic funds compared to the comparable quarter in 2017. For the six months ended June 30, 2018, the carrying value of investments for our BREP opportunistic funds increased 6.0% compared to 10.5% for the comparable 2017 period.

Principal Investment Income was $39.5 million for the six months ended June 30, 2018, a decrease of $33.3 million compared to $72.8 million for the six months ended June 30, 2017, primarily due to lower net appreciation of the Partnership’s principal investments.

Total Management Fees, Net were $517.7 million for the six months ended June 30, 2018, an increase of $63.2 million compared to $454.5 million for the six months ended June 30, 2017, primarily driven by an increase in Base Management Fees. Base Management Fees were $476.2 million for the six months ended June 30, 2018, an increase of $50.5 million compared to $425.7 million for the six months ended June 30, 2017, primarily due to growth in our core+ real estate funds, the launch of BREP Europe V in the fourth quarter of 2016 (and the corresponding expiration of its fee holiday in the second quarter of 2017) and the launch of BREP Asia II in the fourth quarter of 2017.

The Annualized Base Management Fee Rate decreased from 1.24% at June 30, 2017 to 1.12% at June 30, 2018. The decrease was principally due growth in several core+ funds, some of which include Base Management Fee holidays.

Expenses

Expenses were $512.7 million for the six months ended June 30, 2018, a decrease of $184.5 million compared to $697.2 million for the six months ended June 30, 2017. The decrease was primarily attributable to a decrease of $181.9 million in Total Compensation and Benefits. The decrease in Total Compensation and Benefits was attributable to a decrease of $191.3 million in Performance Compensation, partially offset by an increase of $9.5 million in Compensation. Performance Compensation decreased as a result of the decrease in Performance Revenues. The increase in Compensation was primarily due to the increase in Total Management Fees, Net, on which a portion of compensation is based.

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

The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	Three Months Ended June 30,				Six Months Ended June 30,				June 30, 2018 Inception to Date
	2018		2017		2018		2017		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP IV	7%	5%	3%	2%	8%	6%	1%	1%	58%	35%	22%	12%
BREP V	5%	5%	3%	2%	6%	5%	4%	3%	15%	12%	14%	11%
BREP VI	2%	1%	9%	7%	1%	1%	11%	9%	18%	14%	17%	13%
BREP VII	1%	1%	3%	2%	5%	4%	7%	6%	40%	29%	25%	18%
BREP VIII	4%	3%	6%	5%	9%	6%	13%	9%	41%	27%	26%	17%
BREP International II (b)(c)	9%	8%	12%	11%	14%	12%	7%	6%	12%	10%	9%	8%
BREP Europe III (b)	-1%	-1%	6%	5%	1%	—	14%	11%	31%	21%	24%	16%
BREP Europe IV (b)	6%	5%	8%	7%	11%	9%	22%	18%	35%	25%	25%	18%
BREP Europe V (b)	6%	4%	N/M	N/M	12%	8%	N/M	N/M	N/M	N/M	34%	19%
BREP Asia I	1%	—	8%	6%	4%	3%	15%	11%	32%	23%	23%	16%
BREP Asia II	N/M	N/M	N/A	N/A	N/M	N/M	N/A	N/A	N/M	N/M	N/M	N/M
BREP Co-Investment (d)	4%	3%	6%	5%	3%	2%	8%	7%	18%	16%	18%	16%
BPP (e)	2%	2%	3%	3%	6%	5%	6%	5%	N/M	N/M	14%	12%
BREDS Drawdown	1%	—	3%	3%	5%	4%	8%	6%	16%	12%	15%	11%
BREDS Liquid (f)	3%	2%	4%	3%	5%	4%	7%	6%	N/A	N/A	11%	8%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M Not meaningful.

N/A Not applicable.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance revenues.
(b)	Euro-based internal rates of return.
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
(f)

BREDS Liquid represents BREDS funds that invest in liquid real estate debt securities, except funds in liquidation and insurance mandates with specific investment objectives. Effective June 30, 2018, the returns presented represent summarized asset-weighted gross and net rates of return. Inception to Date returns are presented on an annualized basis. Prior periods have been updated to reflect such rates of return.

The following table presents the carried interest status of our real estate carry funds with expired investment periods which are currently not generating performance revenues as of June 30, 2018:

	Gain to Cross Carried Interest Threshold (a)
Fully Invested Funds	Amount	% Change in Total Enterprise Value (b)	% Change in Equity Value
	(Amounts in Millions)
BREP International II (Sep 2005 / Jun 2008)	€869	154%	656%

(a)

The general partner of each fund is allocated carried interest when the annualized returns, net of management fees and expenses, exceed the preferred return as dictated by the fund agreements. The preferred return is calculated for each limited partner individually. The Gain to Cross Carried Interest Threshold represents the increase in equity at the fund level (excluding our side-by-side investments) that is required for the general partner to begin accruing carried interest, assuming the gain is earned pro-rata across the fund’s investments and is achieved at the reporting date. However, since gains are not earned pro-rata, it is possible that certain investors may exceed the carried interest threshold with smaller percentage increases in Equity Value.

(b)	Total Enterprise Value is the respective fund’s pro-rata ownership of the privately held portfolio companies’ Enterprise Value.

The Real Estate segment has three funds in their investment period, which were above their respective carried interest thresholds as of June 30, 2018: BREP VIII, BREP Europe V and BREDS III.

Hedge Fund Solutions

The following table presents the results of operations for our Hedge Fund Solutions segment:

	Three Months Ended June 30,		2018 vs. 2017		Six Months Ended June 30,		2018 vs. 2017
	2018	2017	$	%	2018	2017	$	%
	(Dollars in Thousands)
Revenues
Management Fees, Net
Base Management Fees	$129,553	$128,698	$855	1%	$258,781	$257,166	$1,615	1%
Transaction and Other Fees, Net	812	1,696	(884)	-52%	1,157	1,955	(798)	-41%

Total Management Fees, Net	130,365	130,394	(29)	-0%	259,938	259,121	817	0%

Performance Revenues
Realized Incentive Fees	6,887	6,548	339	5%	15,058	20,635	(5,577)	-27%
Realized Performance Allocations	383	447	(64)	-14%	2,389	1,044	1,345	129%
Unrealized Performance Allocations	9,930	14,849	(4,919)	-33%	14,991	33,664	(18,673)	-55%

Total Performance Revenues	17,200	21,844	(4,644)	-21%	32,438	55,343	(22,905)	-41%

Principal Investment Income (Loss)
Realized	7,766	225	7,541	N/M	8,406	(407)	8,813	N/M
Unrealized	(4,841)	11,578	(16,419)	N/M	(4,401)	29,871	(34,272)	N/M

Total Principal Investment Income	2,925	11,803	(8,878)	-75%	4,005	29,464	(25,459)	-86%
Interest and Dividend Revenue	5,152	4,674	478	10%	9,964	8,671	1,293	15%
Other	17,619	(10,720)	28,339	N/M	7,331	(12,330)	19,661	N/M

Total Revenues	173,261	157,995	15,266	10%	313,676	340,269	(26,593)	-8%

Expenses
Compensation	48,086	47,361	725	2%	98,386	94,965	3,421	4%
Performance Compensation
Realized Incentive Fees	4,155	4,097	58	1%	8,189	11,111	(2,922)	-26%
Realized Performance Allocations	937	265	672	254%	3,352	568	2,784	490%
Unrealized Performance Allocations	2,772	5,968	(3,196)	-54%	4,958	12,390	(7,432)	-60%

Total Compensation and Benefits	55,950	57,691	(1,741)	-3%	114,885	119,034	(4,149)	-3%
Interest Expense	5,900	6,688	(788)	-12%	12,171	13,231	(1,060)	-8%
Other Operating Expenses	18,494	16,318	2,176	13%	37,279	32,697	4,582	14%

Total Expenses	80,344	80,697	(353)	-0%	164,335	164,962	(627)	-0%

Economic Income	$92,917	$77,298	$15,619	20%	$149,341	$175,307	$(25,966)	-15%

N/M Not meaningful.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenues

Revenues were $173.3 million for the three months ended June 30, 2018, an increase of $15.3 million compared to $158.0 million for the three months ended June 30, 2017. The increase in Revenues was primarily attributable to an increase of $28.3 million in Other Revenue, partially offset by a decrease of $8.9 million in Principal Investment Income.

Revenues in our Hedge Fund Solutions segment in the second quarter of 2018 increased compared to the second quarter of 2017 primarily driven by an increase in Other Revenue largely due to foreign exchange gain in Blackstone’s euro denominated bonds. Although we are operating against a backdrop of continuing economic strength and improving fundamentals that we expect will benefit our businesses, interest rates are expected to rise throughout 2018 and will likely increase our cost of debt financing. Hedge Fund Solutions revenues would likely be negatively impacted if we failed to anticipate a significant or sustained decline in global, regional or sector asset prices, global market conditions deteriorated, or liquidity needs, performance or other reasons caused investors to withdraw assets. See “Item 1A. Risk Factors — Risks Related to Our Business — Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “— Hedge fund investments are subject to numerous additional risks.” in our Annual Report on Form 10-K for the year ended December 31, 2017. The segment operates multiple business lines, manages strategies that are both long and short asset classes and generates a majority of its revenue through management fees, all of which we believe provide a level of downside protection to Hedge Fund Solutions revenues. Over time we anticipate an increasing change in the mix of our product offerings to products whose performance-based fees represent a more significant proportion of the fees than has historically been the case for such products.

Other Revenue was $17.6 million for the three months ended June 30, 2018, an increase of $28.3 million compared to $(10.7) million for the three months ended June 30, 2017. The increase was primarily due to foreign exchange gain on our euro denominated bonds.

Principal Investment Income was $2.9 million for the three months ended June 30, 2018, a decrease of $8.9 million compared to $11.8 million for the three months ended June 30, 2017. The decrease was primarily due to lower returns in investments of which Blackstone owns a share compared to the second quarter of 2017.

Expenses

Expenses were $80.3 million for the three months ended June 30, 2018, relatively stable compared to $80.7 million for the three months ended June 30, 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenues

Revenues were $313.7 million for the six months ended June 30, 2018, a decrease of $26.6 million compared to $340.3 million for the six months ended June 30, 2017. The decrease in Revenues was primarily attributable to decreases of $22.9 million in Performance Revenues and $25.5 million in Principal Investment Income, partially offset by an increase of $19.7 million in Other Revenue.

Performance Revenues were $32.4 million for the six months ended June 30, 2018, a decrease of $22.9 million compared to $55.3 million for the six months ended June 30, 2017. The decrease was primarily driven by lower returns across a number of strategies, including customized solutions, commingled products, individual investor solutions and specialized solutions compared to the second quarter of 2017.

Principal Investment Income was $4.0 million for the six months ended June 30, 2018, a decrease of $25.5 million compared to $29.5 million for the six months ended June 30, 2017. The decrease was primarily due to lower returns in investments of which Blackstone owns a share compared to the second quarter of 2017.

Other Revenue was $7.3 million for the six months ended June 30, 2018, an increase of $19.7 million compared to $(12.3) million for the six months ended June 30, 2017. The increase was primarily due to foreign exchange gain on our euro denominated bonds.

Expenses

Expenses were $164.3 million for the six months ended June 30, 2018, relatively stable compared to $165.0 million for the six months ended June 30, 2017.

Operating Metrics

The following table presents information regarding our Incentive Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees		Estimated % Above High Water Mark / Benchmark (a)
	As of June 30,		As of June 30,
	2017	2018	2017	2018
	(Dollars in Thousands)
BAAM-Managed Funds (b)	$38,778,670	$42,720,613	84%	87%

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

(b)

For the BAAM-managed funds, at June 30, 2018 the incremental appreciation needed for the 13% of Fee-Earning Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $393.1 million, a decrease of $11.2 million, compared to $404.3 million at June 30, 2017. Of the Fee-Earning Assets Under Management below their respective High Water Marks/Benchmarks as of June 30, 2018, 67% were within 5% of reaching their respective High Water Mark.

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

The following table presents the return information of the BAAM Principal Solutions Composite:

	Three Months Ended June 30,				Six Months Ended June 30,				Average Annual Returns (a)
									Periods Ended June 30, 2018
	2018		2017		2018		2017		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Principal Solutions Composite (b)	1%	1%	1%	1%	3%	2%	4%	4%	7%	6%	5%	4%	6%	5%	7%	6%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.

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

Credit

The following table presents the results of operations for our Credit segment:

	Three Months Ended June 30,		2018 vs. 2017		Six Months Ended June 30,		2018 vs. 2017
	2018	2017	$	%	2018	2017	$	%
	(Dollars in Thousands)
Revenues
Management Fees, Net
Base Management Fees	$118,161	$137,121	$(18,960)	-14%	$286,602	$277,026	$9,576	3%
Transaction and Other Fees, Net	3,461	3,820	(359)	-9%	6,000	6,328	(328)	-5%
Management Fee Offsets	(2,697)	(4,653)	1,956	-42%	(6,014)	(22,512)	16,498	-73%

Total Management Fees, Net	118,925	136,288	(17,363)	-13%	286,588	260,842	25,746	10%

Performance Revenues
Realized Incentive Fees	1,223	28,877	(27,654)	-96%	1,243	58,419	(57,176)	-98%
Realized Performance Allocations	13,371	15,040	(1,669)	-11%	52,575	23,837	28,738	121%
Unrealized Performance Allocations	92,798	(8,839)	101,637	N/M	92,318	40,792	51,526	126%

Total Performance Revenues	107,392	35,078	72,314	206%	146,136	123,048	23,088	19%

Principal Investment Income (Loss)
Realized	4,082	1,895	2,187	115%	11,107	4,548	6,559	144%
Unrealized	764	1,666	(902)	-54%	(5,753)	8,813	(14,566)	N/M

Total Principal Investment Income	4,846	3,561	1,285	36%	5,354	13,361	(8,007)	-60%
Interest and Dividend Revenue	10,532	6,614	3,918	59%	18,434	12,358	6,076	49%
Other	19,673	(12,660)	32,333	N/M	6,972	(14,387)	21,359	N/M

Total Revenues	261,368	168,881	92,487	55%	463,484	395,222	68,262	17%

Expenses
Compensation	55,907	56,954	(1,047)	-2%	129,381	112,072	17,309	15%
Performance Compensation
Realized Incentive Fees	(232)	14,224	(14,456)	N/M	186	28,342	(28,156)	-99%
Realized Performance Allocations	7,715	7,901	(186)	-2%	30,134	12,487	17,647	141%
Unrealized Performance Allocations	44,842	(5,531)	50,373	N/M	39,119	17,144	21,975	128%

Total Compensation and Benefits	108,232	73,548	34,684	47%	198,820	170,045	28,775	17%
Interest Expense	8,823	8,091	732	9%	16,508	15,936	572	4%
Other Operating Expenses	31,899	27,549	4,350	16%	59,638	49,007	10,631	22%

Total Expenses	148,954	109,188	39,766	36%	274,966	234,988	39,978	17%

Economic Income	$112,414	$59,693	$52,721	88%	$188,518	$160,234	$28,284	18%

N/M Not meaningful.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenues

Revenues were $261.4 million for the three months ended June 30, 2018, an increase of $92.5 million compared to $168.9 million for the three months ended June 30, 2017. This change was primarily attributable to increases of $72.3 million in Performance Revenues and $32.3 million in Other Revenue, partially offset by a decrease of $17.4 million in Total Management Fees, Net.

Revenues in our Credit segment in the second quarter of 2018 were higher compared to the second quarter of 2017, primarily driven by higher Performance Revenues as a result of higher appreciation in the Performing Credit and Distressed Strategies, partially offset by the conclusion of our investment sub-advisory relationship with FS Investments. While the conclusion of the relationship with FS Investments will adversely affect revenues in the near term, we believe we will replace and ultimately overtake the prior level of revenue associated with such sub-advisory relationship. Despite the relatively low interest rate environment, the investment pace of our Credit funds remained active, with $2.4 billion of capital deployed or committed during the second quarter. We believe the impact of U.S. tax reform is a net positive for our Credit segment’s U.S.-based portfolio companies with the exception of highly levered companies where the new limits on interest expense deductibility may offset the law’s other benefits. While interest rates are expected to continue to rise in the course of 2018 and could adversely affect Revenues in our Credit segment, we believe our current portfolio is somewhat insulated because much of our debt portfolio is floating rate, short duration and/or held to maturity. Moreover, such increases are expected to be against a backdrop of continuing economic strength and improving fundamentals, and the rise in interest rates may create investment opportunities. Our Credit segment revenues may, however, be negatively impacted by our failure to accurately assess and react to risk; a sustained period of depressed energy and commodity prices; and weakened market fundamentals that may lead to, among other things, ratings downgrades. See “Item 1A. Risk Factors — Risks Related to Our Business — Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Performance Revenues were $107.4 million for the three months ended June 30, 2018, an increase of $72.3 million compared to $35.1 million for the three months ended June 30, 2017. This change was primarily attributable to higher returns in our performing credit strategies and distressed strategies, partially offset by the conclusion of our sub-advisory relationship with FS Investments.

Other Revenue was $19.7 million for the three months ended June 30, 2018, an increase of $32.3 million compared to $(12.7) million for the three months ended June 30, 2017, primarily due to foreign exchange gain on our euro denominated bonds.

Total Management Fees, Net were $118.9 million for the three months ended June 30, 2018, a decrease of $17.4 million compared to $136.3 million for the three months ended June 30, 2017. The decrease was primarily attributable to an increase in Base Management Fees. Base Management Fees were $118.2 million for the three months ended June 30, 2018, a decrease of $19.0 million compared to $137.1 million for the three months ended June 30, 2017, primarily due to the conclusion of our sub-advisory relationship with FS Investments, partially offset by the acquisition of Harvest.

Expenses

Expenses were $149.0 million for the three months ended June 30, 2018, an increase of $39.8 million compared to $109.2 million for the three months ended June 30, 2017. The increase in expenses was primarily attributable to increases of $35.7 million in Performance Compensation and $4.3 million in Other Operating Expenses. The increase in Performance Compensation was due to the increase in Performance Revenues. The increase in Other Operating Expenses was primarily due to an increase in business development and communication and information services, partially offset by a decrease in professional fees.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenues

Revenues were $463.5 million for the six months ended June 30, 2018, an increase of $68.3 million compared to $395.2 million for the six months ended June 30, 2017. This change was primarily attributable to increases of $25.7 million in Total Management Fees, Net, $23.1 in Performance Revenues, and $21.4 million in Other Revenue, partially offset by a decrease of $8.0 million in Principal Investment Income.

Total Management Fees, Net were $286.6 million for the six months ended June 30, 2018, an increase of $25.7 million compared to $260.8 million for the six months ended June 30, 2017. The increase was primarily attributable to the addition of management fees as a result of the acquisition of Harvest and the inclusion of BIS, partially offset by the conclusion of our sub-advisory relationship with FS Investments.

The Annualized Base Management Fee Rate decreased from 0.76% at June 30, 2017 to 0.50% at June 30, 2018. The decrease was principally due to the inclusion of our insurance solutions initiative and the related fee ramp-up period in the first quarter of 2018.

Performance Revenues were $146.1 million for the six months ended June 30, 2018, an increase of $23.1 million compared to $123.0 million for the six months ended June 30, 2017. This change was primarily attributable to higher returns in our performing credit strategies and distressed strategies, partially offset by the conclusion of our sub-advisory relationship with FS Investments.

Other Revenue was $7.0 million for the six months ended June 30, 2018, an increase of $21.4 million compared to $(14.4) million for the six months ended June 30, 2017, primarily due to foreign exchange gain on our euro denominated bonds.

Principal Investment Income was $5.4 million for the six months ended June 30, 2018, a decrease of $8.0 million compared to $13.4 million for the six months ended June 30, 2017, primarily due to the unrealized investment losses in Blackstone’s investments in GSO funds, as well as our long only funds.

Expenses

Expenses were $275.0 million for the six months ended June 30, 2018, an increase of $40.0 million compared to $235.0 million for the six months ended June 30, 2017. The increase in expenses was primarily attributable to increases of $17.3 million in Compensation, $11.5 million in Performance Compensation and $10.6 million in Other Operating Expenses. The increase in Compensation was due to the increase in Management Fees, Net, on which a portion of compensation is based, as well as investment in initiatives. The increase in Performance Compensation was due to the increase in Performance Revenues. The increase in Other Operating Expenses was primarily due to an increase in business development and communication and information services.

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

The following table presents combined internal rates of return of the segment’s performing credit and distressed strategies funds:

	Three Months Ended June 30,				Six Months Ended June 30,				June 30, 2018 Inception to Date
	2018		2017		2018		2017
Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Performing Credit Strategies (b)	5%	4%	2%	—	8%	6%	5%	3%	15%	9%
Distressed Strategies (c)	4%	3%	-1%	-2%	3%	2%	2%	—	11%	7%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance revenues, net of tax advances.
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

As of June 30, 2018, there was $14.9 billion of Performance Revenue eligible assets under management invested in Credit strategies that were above the hurdle necessary to generate Incentive Fees or carried interest. This represented 37% of the total Performance Revenue eligible assets at fair value across all Credit strategies.

Non-GAAP Financial Measures

The following tables set forth the calculations of the non-GAAP financial measures used by management when assessing the performance of our business. These non-GAAP financial measures are presented without the consolidation of any Blackstone Funds that are consolidated into the Condensed Consolidated Financial Statements. Consequently, all non-GAAP financial measures exclude the assets, liabilities and operating results related to the Blackstone Funds. See “— Key Financial Measures and Indicators” for our definitions of Economic Income, Economic Net Income, Fee Related Earnings, Distributable Earnings and Adjusted EBITDA.

The following table calculates Blackstone’s Fee Related Earnings, Distributable Earnings and Economic Net Income:

(Dollars in Thousands)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
▶ Management and Advisory Fees, Net (a)	$ 722,994	$ 696,836	$ 1,459,038	$ 1,346,417
▶ Fee Related Compensation (b)	(285,907)	(279,815)	(581,986)	(542,192)
▶ Other Operating Expenses (a)	(122,466)	(105,838)	(229,558)	(202,300)
Fee Related Earnings	$ 314,621	$ 311,183	$ 647,494	$ 601,925
▶ Net Realized Performance Revenues (b)	329,829	429,177	497,213	1,201,957
▶ Realized Principal Investment Income (a)	94,647	100,887	123,340	303,781
▶ Net Interest Income (Loss) (b)	2,842	(6,591)	989	(17,545)
▶ Taxes and Related Payables (b)	(41,797)	(53,291)	(66,839)	(78,615)
Distributable Earnings	$ 700,142	$ 781,365	$ 1,202,197	$ 2,011,503
▶ Net Unrealized Performance Revenues (b)	250,433	8,797	624,337	(122,814)
▶ Unrealized Principal Investment Income (a)	52,126	(33,167)	66,104	(132,102)
▶ Other Revenue (a)	94,416	(62,469)	33,522	(70,756)
▶ Add Back: Related Payables (b)	21,771	29,123	28,585	35,642
▶ Less: Equity-Based Compensation (b)	(34,394)	(27,990)	(78,542)	(57,904)
Economic Net Income	$ 1,084,494	$ 695,659	$ 1,876,203	$ 1,663,569

Fee Earnings

Distributable Earnings

Economic Net Income

(a)

Represents the total segment amounts of the respective captions. See Note 18. “Segment Reporting” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

(b)	Detail on this amount is included in the table below.

The following table calculates the components of Fee Related Earnings, Distributable Earnings and Economic Net Income in the above table identified by note (b):

(a)

Represents the total segment amounts of the respective captions. See Note 18. “Segment Reporting” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

(b)	Represents the equity-based compensation expense component of Compensation.
(c)	Represents the total equity-based compensation expense component of Realized Incentive Fees Compensation and Realized Performance Allocations Compensation.
(d)

Taxes and Related Payables represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes and to exclude the tax impact on any divestitures and the Payable Under Tax Receivable Agreement.

(e)	Represents tax-related payables including the Payable Under Tax Receivable Agreement, which is a component of Taxes and Related Payables.
(f)	Represents all equity-based compensation expenses included in Economic Income. This excludes all transaction-related equity-based charges.

The following table is a reconciliation of Net Income Attributable to The Blackstone Group L.P. to Economic Income, of Economic Income to Economic Net Income, of Economic Net Income to Fee Related Earnings, of Fee Related Earnings to Distributable Earnings and of Distributable Earnings to Adjusted EBITDA:

(Dollars in Thousands)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net Income Attributable to The Blackstone Group L.P.	$ 742,042	$ 337,407	$ 1,109,914	$ 789,316
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	678,952	283,637	999,160	692,683
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	129,078	112,944	284,577	251,629
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	905	991	(370)	2,991
Net Income	$ 1,550,977	$ 734,979	$ 2,393,281	$ 1,736,619
Provision for Taxes	138,731	29,608	193,226	87,045
Income Before Provision for Taxes	$ 1,689,708	$ 764,587	$ 2,586,507	$ 1,823,664
Transaction-Related Charges (a)	(470,078)	57,831	(417,589)	114,810
Amortization of Intangibles	14,873	11,344	29,746	22,688
Impact of Consolidation (b)	(129,983)	(113,935)	(284,207)	(254,620)
Economic Income	$ 1,104,520	$ 719,827	$ 1,914,457	$ 1,706,542
(Taxes) (c)	(20,026)	(24,168)	(38,254)	(42,973)
Economic Net Income	$ 1,084,494	$ 695,659	$ 1,876,203	$ 1,663,569
Taxes (c)	20,026	24,168	38,254	42,973
Performance Revenues (d)	(963,483)	(739,106)	(1,874,030)	(1,773,487)
Principal Investment Income (e)	(146,773)	(67,720)	(189,444)	(171,679)
Other Revenue (f)	(94,416)	62,469	(33,522)	70,756
Net Interest (Income) Loss (g)	(2,842)	6,591	(989)	17,545
Performance Compensation (h)	386,132	303,680	759,291	700,156
Equity-Based Compensation - Non-Performance Compensation Related (i)	31,483	25,442	71,731	52,092
Fee Related Earnings	$ 314,621	$ 311,183	$ 647,494	$ 601,925
Net Realized Performance Revenues (j)	329,829	429,177	497,213	1,201,957
Realized Principal Investment Income (k)	94,647	100,887	123,340	303,781
Net Interest Income (Loss) (g)	2,842	(6,591)	989	(17,545)
Taxes and Related Payables Including Payable Under Tax Receivable Agreement (l)	(41,797)	(53,291)	(66,839)	(78,615)
Distributable Earnings	$ 700,142	$ 781,365	$ 1,202,197	$ 2,011,503
Interest Expense (m)	38,885	40,294	77,123	79,744
Taxes and Related Payables Including Payable Under Tax Receivable Agreement (l)	41,797	53,291	66,839	78,615
Depreciation and Amortization	5,986	6,392	12,237	12,608
Adjusted EBITDA	$ 786,810	$ 881,342	$ 1,358,396	$ 2,182,470

(a)

This adjustment removes Transaction-Related Charges. Transaction-Related Charges arise from corporate actions including acquisitions, divestitures, and Blackstone’s initial public offering. The consist primarily of equity-based compensation charges, gains and losses on contingent consideration arrangements, changes in the balance of the tax receivable agreement resulting from a change in tax law or similar event, transaction costs and any gain or losses associated with these corporate actions.

(b)	This adjustment reverses the effect of consolidating the Blackstone Funds and the elimination of non-controlling interests in the Blackstone consolidated operating partnerships.
(c)

Taxes represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes and adjusted to exclude the tax impact on any divestitures.

(d)	This adjustment removes total segment Performance Revenues.
(e)	This adjustment removes total segment Principal Investment Income (Loss).
(f)	This adjustment removes total segment Other Revenues.
(g)	This adjustment removes total segment Interest and Dividend Revenue less total segment Interest Expense.
(h)	This adjustment removes the total segment amount of Performance Compensation, comprised of Incentive Fee Compensation and Performance Allocations Compensation.
(i)	This adjustment removes the component of total segment Compensation that is equity-based.
(j)	This adjustment adds the total segment amounts or Realized Incentive Fees and Realized Performance Allocations, net of realized Performance Compensation.
(k)	This adjustment adds the total segment amount of Realized Principal Investment Income.
(l)

Taxes and Related Payables Including Payable Under Tax Receivable Agreement represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes and to exclude the tax impact on any divestitures and the Payable Under Tax Receivable Agreement.

(m)	This adjustment adds back the total segment amount of Interest Expense.

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

Total assets were $30.1 billion as of June 30, 2018, a decrease of $4.3 billion from December 31, 2017. The decrease in total assets was principally due to a decrease of $8.9 billion from the deconsolidation of CLOs and other fund entities, partially offset by an increase of $2.7 billion from the launch of new consolidated CLOs.

Total liabilities were $15.4 billion as of June 30, 2018, a decrease of $5.3 billion from December 31, 2017. The decrease in total liabilities was primarily due to a decrease of $8.7 billion from the deconsolidation of CLOs and other fund entities, partially offset by an increase of $2.7 billion from the launch of new consolidated CLOs.

The deconsolidation of the CLOs and fund vehicles was the result of the dilution of Blackstone’s ownership interests in these vehicles during the six months ended June 30, 2018. As a result of the dilution, Blackstone determined that it was no longer the primary beneficiary of these VIEs under GAAP guidance and deconsolidated these vehicles. See Note 9. “Variable Interest Entities” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

Sources and Uses of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, the proceeds from our issuances of senior notes, liquid investments we hold on our balance sheet for our own use and access to our $1.5 billion committed revolving credit facility. As of June 30, 2018, Blackstone had $1.7 billion in cash and cash equivalents, $3.5 billion invested in corporate treasury investments, $2.0 billion invested in Blackstone Funds and other investments, against $3.6 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.

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

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes, (g) repurchase our common units and Blackstone Holdings partnership units, and (h) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of June 30, 2018 consisted of the following:

	Blackstone and General Partner		Senior Managing Directors and Certain Other Professionals (a)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Private Equity
BCP V	$629,356	$30,730	$—	$—
BCP VI	719,718	107,468	250,000	37,330
BCP VII	500,000	387,552	225,000	174,398
BEP I	50,000	4,703	—	—
BEP II	80,000	45,198	26,667	15,066
BCEP	120,000	66,408	18,992	10,405
BCP Asia	40,000	40,000	13,333	13,333
Tactical Opportunities	367,752	192,011	105,251	64,004
Strategic Partners	409,738	235,881	58,627	30,951
BIP	112,333	112,333	—	—
Other (b)	248,592	26,328	—	—

continued…

	Blackstone and General Partner		Senior Managing Directors and Certain Other Professionals (a)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Real Estate
BREP VI	$750,000	$36,809	$150,000	$12,270
BREP VII	300,000	45,290	100,000	15,097
BREP VIII	300,000	153,463	100,000	51,154
BREP Europe III	100,000	13,231	35,000	4,631
BREP Europe IV	130,000	23,842	43,333	7,947
BREP Europe V	150,000	83,124	43,333	24,014
BREP Asia I	50,000	16,063	16,667	5,354
BREP Asia II	71,061	68,423	23,687	22,808
BREDS II	50,000	6,227	16,667	2,076
BREDS III	50,000	30,769	16,667	10,256
Other (b)	151,917	27,925	—	—
Hedge Fund Solutions
Strategic Alliance	50,000	2,033	—	—
Strategic Alliance II	50,000	1,482	—	—
Strategic Alliance III	22,000	19,769	—	—
Strategic Holdings LP	156,748	110,261	—	—
Other (b)	3,320	1,905	—	—
Credit
Capital Opportunities Fund II LP	120,000	34,439	110,527	31,720
Capital Opportunities Fund III LP	130,783	98,654	30,431	23,210
GSO Euro Senior Debt Fund LP	63,000	28,070	57,194	25,483
BMezz II	17,692	160	—	—
GSO Capital Solutions	50,000	6,398	27,666	3,540
GSO Capital Solutions II	125,000	59,718	120,534	57,584
GSO Capital Solutions III	151,000	146,130	30,542	29,570
GSO Energy Select Opportunities Fund	80,000	43,324	74,747	40,479
GSO Credit Alpha Fund LP	52,102	7,815	50,285	7,543
Other (b)	136,141	51,926	35,830	11,044
Other
Treasury	233,855	72,100	—	—

	$6,822,108	$2,437,962	$1,780,980	$731,267

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

As of June 30, 2018, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of the Partnership, had issued and outstanding the following senior notes (collectively the “Notes”):

Senior Notes (a)	Aggregate Principal Amount (Dollars/Euros in Thousands)
5.875%, Due 3/15/2021	$400,000
4.750%, Due 2/15/2023	$400,000
2.000%, Due 5/19/2025	€300,000
1.000%, Due 10/5/2026	€600,000
3.150%, Due 10/2/2027	$300,000
6.250%, Due 8/15/2042	$250,000
5.000%, Due 6/15/2044	$500,000
4.450%, Due 7/15/2045	$350,000
4.000%, Due 10/2/2047	$300,000

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

On April 16, 2018, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $1.0 billion of Blackstone common units and Blackstone Holdings Partnership Units. Under the unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The unit repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.

During the three and six months ended June 30, 2018, we repurchased 2.2 million Blackstone common units as part of the unit repurchase program at a total cost of $71.7 million. As of June 30, 2018, the amount remaining available for repurchases under the program was $928.3 million.

Distributions

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

With respect to the second quarter of fiscal year 2018, we have paid to common unitholders a distribution of $0.58 per common unit, aggregating $0.93 per common unit in respect of the six months ended June 30, 2018. With respect to fiscal year 2017, we paid common unitholders aggregate distributions of $2.70 per common unit.

In addition, Blackstone intends to distribute a portion of the after-tax proceeds from the conclusion of its sub-advisory relationship with FS Investments, resulting in an anticipated incremental $0.30 per common unit over the second, third and fourth quarters of 2018, of which $0.10 per common unit was distributed on August 6. 2018.

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

The following table presents information regarding these financial instruments in our Condensed Consolidated Statements of Financial Condition:

	Repurchase Agreements	Securities Sold, Not Yet Purchased
	(Dollars in Millions)
Balance, June 30, 2018	$182.5	$155.8
Balance, December 31, 2017	$118.8	$154.4
Six Months Ended June 30, 2018
Average Daily Balance	$152.1	$153.4
Maximum Daily Balance	$189.7	$174.7

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of June 30, 2018 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	July 1, 2018 to December 31, 2018	2019-2020	2021-2022	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$39,275	$142,824	$155,189	$344,234	$681,522
Purchase Obligations	17,738	21,852	1,957	—	41,547
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	400,000	3,151,560	3,551,560
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	67,088	268,342	233,092	1,614,048	2,182,570
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	2,819	—	—	6,865,160	6,867,979
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	125,235	500,734	500,734	1,841,871	2,968,574
Blackstone Funds Capital Commitments to Investee Funds (f)	545,210	—	—	—	545,210
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (g)	—	153,953	136,473	498,876	789,302
Unrecognized Tax Benefits, Including Interest and Penalties (h)	2,684	—	—	—	2,684
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (i)	2,437,962	—	—	—	2,437,962

Consolidated Contractual Obligations	3,238,011	1,087,705	1,427,445	14,315,749	20,068,910
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	(2,819)	—	—	(6,865,160)	(6,867,979)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	(125,235)	(500,734)	(500,734)	(1,841,871)	(2,968,574)
Blackstone Funds Capital Commitments to Investee Funds (f)	(545,210)	—	—	—	(545,210)

Blackstone Operating Entities Contractual Obligations	$2,564,747	$586,971	$926,711	$5,608,718	$9,687,147

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

(b)	Represents the principal amount due on the senior notes we issued. As of June 30, 2018, we had no outstanding borrowings under our revolver.
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
(e)

Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of June 30, 2018, at spreads to market rates pursuant to the financing agreements, and range from 2.9% to 8.7%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.

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

(h)

The total represents gross unrecognized tax benefits of $1.2 million and interest and penalties of $1.5 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $16.6 million and interest of $1.5 million; therefore, such amounts are not included in the above contractual obligations table.

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

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of June 30, 2018.

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

As of June 30, 2018, the total clawback obligations were $2.2 million, of which $1.1 million related to Blackstone Holdings and $1.1 million related to current and former Blackstone personnel. If, at June 30, 2018, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $6.5 billion, on an after-tax basis where applicable, of which Blackstone Holdings is potentially liable for $6.0 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote. See Note 16. “Related Party Transactions” and Note 17. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

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

Management fee offsets are reductions to management fees payable by the limited partners of the Blackstone Funds, which are based on the amount such limited partners reimburse the Blackstone Funds or the Partnership primarily for placement fees. Providing investment management services requires the Partnership to arrange for services on behalf of its customers. In those situations where we are acting as an agent on behalf of the limited partners of funds, it presents the cost of services as net against management fee revenue. In all other situations, the Partnership is primarily responsible for fulfilling the services and is therefore acting as a principal for those arrangements. As a result, the cost of those services is presented gross as Compensation or General, Administrative and Other expense, as appropriate, with any reimbursement from the limited partners of the funds recorded as Management and Advisory Fees, Net.

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

The Partnership has elected the fair value option for the assets of consolidated CLO vehicles. As permitted under GAAP, the Partnership measures the liabilities of consolidated CLO vehicles as (a) the sum of the fair value of the consolidated CLO assets and the carrying value of any non-financial assets held temporarily, less (b) the sum of the fair value of any beneficial interests retained by the Partnership (other than those that represent compensation for services) and the Partnership’s carrying value of any beneficial interests that represent compensation for services. As a result of this measurement alternative, there is no attribution of amounts to Non-Controlling Interests for consolidated CLO vehicles. Assets of the consolidated CLOs are presented within Investments within the Condensed Consolidated Statements of Financial Condition and Liabilities within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by non-consolidated affiliates. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income are presented within Net Gains from Fund Investment Activities. Expenses of consolidated CLO vehicles are presented in Fund Expenses.

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

The carrying value of goodwill was $1.8 billion as of June 30, 2018 and December 31, 2017. At June 30, 2018 and December 31, 2017, we determined that there was no evidence of goodwill impairment.

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

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the fair value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the six months ended June 30, 2018 and June 30, 2017, the percentages of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	Six Months Ended June 30,
	2018	2017
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	36%	33%

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of June 30, 2018 and June 30, 2017, we estimate that a 10% decline in fair value of the investments would result in the following declines in Management Fees, Performance Revenues, Net of Related Compensation Expense and Investment Income:

	June 30,
	2018			2017
	Management Fees (a)	Performance Revenues, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Revenues, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$81,847	$1,398,609	$194,951	$90,486	$1,211,590	$173,568

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Total Assets Under Management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	June 30, 2018
	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Private Equity	$66,163,644	67%
Real Estate	$85,022,062	83%
Credit	$74,267,341	33%

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of June 30, 2018 and June 30, 2017, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management Fees, Performance Revenues, Net of Related Compensation Expense and Investment Income:

	June 30,
	2018			2017
	Management Fees (a)	Performance Revenues, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Revenues, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$19,067	$324,948	$31,021	$10,790	$299,715	$29,360

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of June 30, 2018 and June 30, 2017, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

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

	June 30,
	2018			2017
	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets
	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$22,267	(a)	$23,892	$33,166	(a)	$23,769

(a)	As of June 30, 2018 and 2017, this represents 0.4% and 0.7% of our portfolio of liquid assets, respectively.

Blackstone has U.S. dollar and non-U.S. dollar based interest rate derivatives whose future cash flows and present value may be affected by movement in their respective underlying yield curves. We estimate that as of June 30, 2018, a one percentage increase parallel shift in global yield curves would result in the following impact on Other Revenue:

	June 30,
	2018	2017
	(Dollars in Thousands)
Annualized Increase in Other Revenue Due to a One Percentage Point Increase in Interest Rates	$19,413	$—	(a)

(a)	Blackstone held no interest rate risk derivatives as of June 30, 2017 which impact Other Revenue.

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

We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	June 30,
	2018	2017
	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$36,437	$48,103

(a)	As of June 30, 2018 and 2017, this represents 0.7% and 1.0% of our portfolio of liquid assets, respectively.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding repurchases of our common units during the quarter ended June 30, 2018.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Units that May Yet Be Purchased Under the Program (Dollars in Thousands) (a)
Apr. 1 — Apr. 30, 2018	—	$—	—	$1,000,000
May 1 — May 31, 2018	217,390	$31.68	217,390	$993,113
Jun. 1 — Jun. 30, 2018	1,982,610	$32.68	1,982,610	$928,315

	2,200,000		2,200,000

(a)

On April 16, 2018, the Board of Directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $1.0 billion of Blackstone common units and Blackstone Holdings Partnership Units. Under the unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The unit repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. See “Part I. Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements – Note 14. Net Income Per Common Unit” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources — Sources and Uses of Liquidity” for further information regarding this unit repurchase program.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common units and Blackstone Holdings Partnership Units.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1*	Form of Aircraft Dry Lease Agreement between GH4 Partners LLC and Blackstone Administrative Services Partnership L.P.

10.2*	Form of Aircraft Dry Lease Agreement between XB Partners LLC and Blackstone Administrative Services Partnership L.P.

10.3*	Form of Aircraft Dry Lease Agreement between GBBX Associates LLC, WLBX LLC and Blackstone Administrative Services Partnership L.P.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

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

Date: August 8, 2018

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C., its General Partner

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)