Form 10-Q
period 2018-09-30
Blackstone Group L.P.
filed 2018-11-07
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue

New York, New York 10154

(Address of principal executive offices)(Zip Code)

(212) 583-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of November 1, 2018 was 662,286,997.

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

“Perpetual Capital” refers to the component of assets under management with an indefinite term, that is not in liquidation, and for which there is no requirement to return capital to investors through redemption requests in the ordinary course of business, except where funded by new capital inflows. Perpetual Capital includes co-investment capital with an investor right to convert into Perpetual Capital.

This report does not constitute an offer of any Blackstone Fund.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	September 30, 2018	December 31, 2017
Assets
Cash and Cash Equivalents	$1,937,963	$1,992,497
Cash Held by Blackstone Funds and Other	408,561	1,929,531
Investments (including assets pledged of $231,620 and $169,746 at September 30, 2018 and December 31, 2017, respectively)	22,094,920	24,434,049
Accounts Receivable	875,647	875,018
Due from Affiliates	2,017,637	2,028,137
Intangible Assets, Net	366,368	409,828
Goodwill	1,778,192	1,778,192
Other Assets	269,470	242,697
Deferred Tax Assets	711,599	725,970

Total Assets	$30,460,357	$34,415,919

Liabilities and Partners’ Capital
Loans Payable	$10,161,886	$14,815,436
Due to Affiliates	981,980	937,158
Accrued Compensation and Benefits	3,414,215	2,623,492
Securities Sold, Not Yet Purchased	166,309	154,380
Repurchase Agreements	199,488	118,840
Accounts Payable, Accrued Expenses and Other Liabilities	829,496	2,043,522

Total Liabilities	15,753,374	20,692,828

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	153,504	210,944

Partners’ Capital
The Blackstone Group L.P. Partners’ Capital
Partners’ Capital (common units: 669,411,215 issued and outstanding as of September 30, 2018; 659,526,093 issued and outstanding as of December 31, 2017)	7,024,079	6,668,511
Accumulated Other Comprehensive Loss	(36,562)	(34,018)

Total The Blackstone Group L.P. Partners’ Capital	6,987,517	6,634,493
Non-Controlling Interests in Consolidated Entities	3,673,135	3,253,148
Non-Controlling Interests in Blackstone Holdings	3,892,827	3,624,506

Total Partners’ Capital	14,553,479	13,512,147

Total Liabilities and Partners’ Capital	$30,460,357	$34,415,919

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

	September 30, 2018	December 31, 2017
Assets
Cash Held by Blackstone Funds	$408,278	$1,580,296
Investments	8,493,379	12,948,653
Accounts Receivable	273,966	470,156
Due from Affiliates	8,780	46,112
Other Assets	5,549	5,189

Total Assets	$9,189,952	$15,050,406

Liabilities
Loans Payable	$6,679,598	$11,300,621
Due to Affiliates	122,836	86,393
Securities Sold, Not Yet Purchased	118,205	89,907
Repurchase Agreements	199,488	118,840
Accounts Payable, Accrued Expenses and Other Liabilities	265,397	1,562,534

Total Liabilities	$7,385,524	$13,158,295

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Management and Advisory Fees, Net	$780,009	$685,922	$2,230,242	$2,022,263

Incentive Fees	9,799	35,513	41,743	122,327

Investment Income
Performance Allocations
Realized	592,103	434,982	1,365,119	2,149,549
Unrealized	299,238	406,649	1,367,678	377,560
Principal Investments
Realized	134,619	74,805	305,961	451,207
Unrealized	52,840	96,085	268,082	63,172

Total Investment Income	1,078,800	1,012,521	3,306,840	3,041,488

Interest and Dividend Revenue	48,604	36,974	124,062	99,172
Other	9,368	(35,572)	625,394	(99,448)

Total Revenues	1,926,580	1,735,358	6,328,281	5,185,802

Expenses
Compensation and Benefits
Compensation	419,285	359,209	1,236,167	1,078,001
Incentive Fee Compensation	7,251	18,332	23,656	61,829
Performance Allocations Compensation
Realized	200,442	162,505	498,902	724,721
Unrealized	178,184	175,534	622,610	269,977

Total Compensation and Benefits	805,162	715,580	2,381,335	2,134,528
General, Administrative and Other	168,813	121,036	441,354	349,974
Interest Expense	41,355	41,545	119,346	122,880
Fund Expenses	2,302	26,350	74,909	100,095

Total Expenses	1,017,632	904,511	3,016,944	2,707,477

Other Income
Net Gains from Fund Investment Activities	66,838	63,448	250,956	239,634

Income Before Provision for Taxes	975,786	894,295	3,562,293	2,717,959
Provision for Taxes	26,798	59,512	220,024	146,557

Net Income	948,988	834,783	3,342,269	2,571,402
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	2,569	3,215	2,199	6,206
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	143,101	113,446	427,678	365,075
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	360,576	340,202	1,359,736	1,032,885

Net Income Attributable to The Blackstone Group L.P.	$442,742	$377,920	$1,552,656	$1,167,236

Net Income Per Common Unit
Common Units, Basic	$0.65	$0.57	$2.28	$1.76

Common Units, Diluted	$0.64	$0.55	$2.27	$1.73

Weighted-Average Common Units Outstanding
Common Units, Basic	682,435,177	667,384,727	679,598,629	664,331,632

Common Units, Diluted	1,205,877,983	1,200,502,292	1,209,113,244	1,200,092,676

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$948,988	$834,783	$3,342,269	$2,571,402
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	(7,412)	26,761	(33,660)	73,354

Comprehensive Income	941,576	861,544	3,308,609	2,644,756
Less:
Comprehensive Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	2,569	3,215	2,199	6,206
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	143,101	127,149	425,288	409,963
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	331,850	340,202	1,331,010	1,032,885

Comprehensive Income Attributable to The Blackstone Group L.P.	$464,056	$390,978	$1,550,112	$1,195,702

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Accumulated Other Compre- hensive Income (Loss)	Total	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at June 30, 2018	673,544,082	$7,105,225	$(57,876)	$7,047,349	$3,492,621	$3,936,827	$14,476,797	$158,799
Net Income	—	442,742	—	442,742	143,101	360,576	946,419	2,569
Currency Translation Adjustment	—	—	21,314	21,314	—	(28,726)	(7,412)	—
Capital Contributions	—	—	—	—	193,213	—	193,213	1,880
Capital Distributions	—	(395,718)	—	(395,718)	(154,468)	(377,751)	(927,937)	(9,744)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(1,332)	—	(1,332)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	1,221	—	1,221	—	—	1,221	—
Equity-Based Compensation	—	54,245	—	54,245	—	42,775	97,020	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	1,003,987	(3,389)	—	(3,389)	—	(2,740)	(6,129)	—
Repurchase of Common Units and Blackstone Holdings Partnership Units	(6,000,000)	(218,381)	—	(218,381)	—	—	(218,381)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	31,601	—	31,601	—	(31,601)	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	863,146	6,533	—	6,533	—	(6,533)	—	—

Balance at September 30, 2018	669,411,215	$7,024,079	$(36,562)	$6,987,517	$3,673,135	$3,892,827	$14,553,479	$153,504

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Accumulated Other Compre- hensive Income (Loss)	Total	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at June 30, 2017	653,801,394	$6,540,478	$(47,479)	$6,492,999	$3,123,171	$3,414,840	$13,031,010	$190,700
Net Income	—	377,920	—	377,920	113,446	340,202	831,568	3,215
Currency Translation Adjustment	—	—	13,058	13,058	13,703	—	26,761	—
Capital Contributions	—	—	—	—	131,693	—	131,693	8,940
Capital Distributions	—	(358,828)	—	(358,828)	(203,927)	(314,155)	(876,910)	(1,478)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(3,406)	—	(3,406)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	706	—	706	—	—	706	—
Equity-Based Compensation	—	47,328	—	47,328	—	39,548	86,876	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	3,209,675	(14,598)	—	(14,598)	—	(915)	(15,513)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(1,029)	—	(1,029)	—	1,029	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	626,464	4,053	—	4,053	—	(4,053)	—	—

Balance at September 30, 2017	657,637,533	$6,596,030	$(34,421)	$6,561,609	$3,174,680	$3,476,496	$13,212,785	$201,377

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Accumulated Other Compre- hensive Income (Loss)	Total	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2017	659,526,093	$6,668,511	$(34,018)	$6,634,493	$3,253,148	$3,624,506	$13,512,147	$210,944
Transfer Out Due to Deconsolidation of Fund Entities	—	—	—	—	(197,091)	—	(197,091)	—
Net Income	—	1,552,656	—	1,552,656	427,678	1,359,736	3,340,070	2,199
Currency Translation Adjustment	—	—	(2,544)	(2,544)	(2,390)	(28,726)	(33,660)	—
Capital Contributions	—	—	—	—	617,345	—	617,345	2,980
Capital Distributions	—	(1,202,488)	—	(1,202,488)	(446,431)	(1,060,315)	(2,709,234)	(62,619)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	20,876	—	20,876	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	12,143	—	12,143	—	—	12,143	—
Equity-Based Compensation	—	154,764	—	154,764	—	122,675	277,439	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	4,036,359	(17,885)	—	(17,885)	—	(3,575)	(21,460)	—
Repurchase of Common Units and Blackstone Holdings Partnership Units	(8,200,000)	(290,066)	—	(290,066)	—	—	(290,066)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	32,436	—	32,436	—	(32,436)	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	13,298,024	89,038	—	89,038	—	(89,038)	—	—
Issuance of Common Units	750,739	24,970	—	24,970	—	—	24,970	—

Balance at September 30, 2018	669,411,215	$7,024,079	$(36,562)	$6,987,517	$3,673,135	$3,892,827	$14,553,479	$153,504

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Accumulated Other Compre- hensive Income (Loss)	Total	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2016	643,459,542	$6,521,531	$(62,887)	$6,458,644	$2,428,964	$3,434,483	$12,322,091	$185,390
Net Income	—	1,167,236	—	1,167,236	365,075	1,032,885	2,565,196	6,206
Currency Translation Adjustment	—	—	28,466	28,466	44,888	—	73,354	—
Consolidation of a Fund Entity	—	—	—	—	387,006	—	387,006	—
Capital Contributions	—	—	—	—	507,001	—	507,001	30,294
Capital Distributions	—	(1,241,717)	—	(1,241,717)	(552,440)	(1,068,553)	(2,862,710)	(20,513)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(5,814)	—	(5,814)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	7,992	—	7,992	—	—	7,992	—
Equity-Based Compensation	—	135,292	—	135,292	—	112,109	247,401	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	6,985,219	(27,027)	—	(27,027)	—	(1,705)	(28,732)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(14,850)	—	(14,850)	—	14,850	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	7,192,772	47,573	—	47,573	—	(47,573)	—	—

Balance at September 30, 2017	657,637,533	$6,596,030	$(34,421)	$6,561,609	$3,174,680	$3,476,496	$13,212,785	$201,377

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net Income	$3,342,269	$2,571,402
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Blackstone Funds Related
Net Realized Gains on Investments	(1,740,100)	(2,833,208)
Changes in Unrealized Gains on Investments	(343,488)	(71,122)
Non-Cash Performance Allocations	(1,367,678)	(377,560)
Non-Cash Performance Allocations and Incentive Fee Compensation	1,137,152	1,056,527
Equity-Based Compensation Expense	282,733	262,773
Amortization of Intangibles	43,460	32,891
Other Non-Cash Amounts Included in Net Income	110,103	210,644
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Acquired with Consolidation of Fund Entity	31,422	13,822
Cash Relinquished with Deconsolidation of Fund Entities	(899,959)	(33,566)
Accounts Receivable	(118,225)	141,312
Reverse Repurchase Agreements	—	118,495
Due from Affiliates	(343,696)	(386,037)
Other Assets	(53,689)	237
Accrued Compensation and Benefits	(345,264)	(594,610)
Securities Sold, Not Yet Purchased	15,893	(112,921)
Accounts Payable, Accrued Expenses and Other Liabilities	(293,314)	(735,996)
Repurchase Agreements	80,647	(597)
Due to Affiliates	44,987	(15,433)
Investments Purchased	(11,609,707)	(12,853,487)
Cash Proceeds from Sale of Investments	10,686,644	12,375,565

Net Cash Used in Operating Activities	(1,339,810)	(1,230,869)

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(8,760)	(20,405)

Net Cash Used in Investing Activities	(8,760)	(20,405)

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2018	2017
Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	$(503,060)	$(535,072)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	615,561	528,175
Payments Under Tax Receivable Agreement	—	(59,667)
Net Settlement of Vested Common Units and Repurchase of Common and Blackstone Holdings Partnership Units	(311,526)	(28,732)
Proceeds from Loans Payable	3,218,399	3,846,577
Repayment and Repurchase of Loans Payable	(1,007,479)	(166,920)
Distributions to Unitholders	(2,262,803)	(2,310,270)

Net Cash Provided by (Used in) Financing Activities	(250,908)	1,274,091

Effect of Exchange Rate Changes on Cash and Cash Equivalents, Cash Held by Blackstone Funds and Other, and Restricted Cash	9,513	105,716

Cash and Cash Equivalents, Cash Held by Blackstone Funds and Other, and Restricted Cash
Net Increase (Decrease)	(1,589,965)	128,533
Beginning of Period	3,936,489	2,860,955

End of Period	$2,346,524	$2,989,488

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$126,963	$133,535

Payments for Income Taxes	$136,686	$77,059

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$—	$1,746

Non-Cash Distributions to Non-Controlling Interest Holders	$(5,924)	$(37,881)

Net Assets Related to the Consolidation of a Fund Entity	$—	$387,006

Transfer of Interests to Non-Controlling Interest Holders	$20,876	$(5,814)

Change in The Blackstone Group L.P.’s Ownership Interest	$32,436	$(14,850)

Net Settlement of Vested Common Units	$131,857	$122,590

Conversion of Blackstone Holdings Units to Common Units	$89,038	$47,573

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(80,942)	$(53,151)

Due to Affiliates	$68,799	$45,159

Partners’ Capital	$12,143	$7,992

Issuance of Common Units	$24,970	$—

continued…

See notes to condensed consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

The following table provides a reconciliation of Cash and Cash Equivalents, Cash Held by Blackstone Funds and Other, and Restricted Cash reported within the Condensed Consolidated Statements of Financial Condition:

	September 30, 2018	December 31, 2017
Cash and Cash Equivalents	$1,937,963	$1,992,497
Cash Held by Blackstone Funds and Other	408,561	1,929,531
Restricted Cash included in Other Assets	—	14,461

	$2,346,524	$3,936,489

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

Incentive Fees — Contractual fees earned based on the performance of Blackstone Funds (“Incentive Fees”) are a form of variable consideration in Blackstone’s contracts with customers to provide investment management services. Incentive Fees are earned based on fund performance during the period, subject to the achievement of minimum return levels, or high water marks, in accordance with the respective terms set out in each fund’s governing agreements. Incentive Fees will not be recognized as revenue until (a) it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, or (b) the uncertainty associated with the

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

variable consideration is subsequently resolved. Incentive Fees are typically recognized as revenue when realized at the end of the measurement period. Once realized, such fees are not subject to clawback or reversal. Accrued but unpaid Incentive Fees charged directly to investors in Blackstone Funds as of the reporting date are recorded within Due from Affiliates in the Condensed Consolidated Statements of Financial Condition.

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

Compensation and Benefits

Compensation and Benefits — Compensation — Compensation consists of (a) salary and bonus, and benefits paid and payable to employees and senior managing directors and (b) equity-based compensation associated with the grants of equity-based awards to employees and senior managing directors. Compensation cost relating to the issuance of equity-based awards to senior managing directors and employees is measured at fair value at the grant date, and expensed over the vesting period on a straight-line basis, taking into consideration expected forfeitures, except in the case of (a) equity-based awards that do not require future service, which are expensed immediately, and (b) certain awards to recipients that meet criteria making them eligible for retirement (allowing such recipient to keep a percentage of those awards upon departure from Blackstone after becoming eligible for retirement), for which the expense for the portion of the award that would be retained in the event of retirement is either expensed immediately or amortized to the retirement date. Cash settled equity-based awards are classified as liabilities and are remeasured at the end of each reporting period.

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

Blackstone has concluded that its Management and Advisory Fees and Incentive Fees are within the scope of the amended revenue recognition guidance. The adoption of the amended guidance did not have a material impact on the recognition of Management and Advisory Fees. For Incentive Fees, the amended guidance changes the presentation and delays the recognition of revenues compared to the prior accounting treatment. These amounts were previously recognized within Realized and Unrealized Performance Fees — Incentive Fees in the Condensed Consolidated Statements of Operations. Under the amended guidance, these amounts will be recognized separately within Incentive Fees. Blackstone recorded a net reduction to Partners’ Capital of $2.4 million and $1.9 million as of December 31, 2016 and December 31, 2017, respectively, as a result of adopting the amended guidance. For the three months ended September 30, 2017, the impact on Total Revenues, Net Income Attributable to The Blackstone Group L.P., Net Income Per Common Unit — Basic, and Net Income Per Common Unit — Diluted was a reduction of $11.4 million, $6.7 million, $0.01 per common unit, and $0.01 per common unit, respectively. For the nine months ended September 30, 2017, the impact on Total Revenues, Net Income Attributable to The Blackstone Group L.P., Net Income Per Common Unit — Basic, and Net Income Per Common Unit — Diluted was a reduction of $51.1 million, $22.0 million, $0.03 per common unit, and $0.03 per common unit, respectively. Also, the reimbursement of certain costs incurred in the process of providing investment management services, primarily travel costs, that were previously presented net in the Condensed Consolidated Statements of Operations are presented gross under the amended guidance. For the three and nine months ended September 30, 2017, these costs were $5.3 million and $12.9 million, respectively, and are presented in General, Administrative and Other Expenses with the related reimbursement presented in Management and Advisory Fees, Net in the Condensed Consolidated Statements of Operations.

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

In January 2016, the FASB issued amended guidance on the classification and measurement of financial instruments. The new guidance was effective for Blackstone beginning on January 1, 2018 and was adopted on a modified retrospective basis. However, changes to the accounting for equity securities without a readily

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

determinable fair value were applied prospectively as permitted under the guidance. Adoption did not have a material impact on Blackstone’s condensed consolidated financial statements.

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

The guidance is effective for fiscal periods beginning after December 15, 2018. In July 2018, the FASB issued targeted improvements to the amended guidance, which included a new transition method allowing entities to initially apply the new leases standard at the adoption date (January 1, 2019 for Blackstone) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Prior to that issuance, adoption was required on a modified retrospective basis. Blackstone expects to elect the new transition alternative upon adoption, and also expects to elect a package of practical expedients made available earlier by the FASB which result in no requirement to reassess (a) whether any expired or existing contracts are or contain leases, (b) the lease classification for any expired or existing leases or (c) the recognition requirements for initial direct costs for any existing leases. Blackstone is evaluating the impact of the amended guidance on the Condensed Consolidated Statement of Financial Condition, which is expected to result in recognition of an operating liability equal to the present value of the remaining lease payments on existing leases as of January 1, 2019 and a corresponding right-of-use asset. The amended guidance is not expected to have a material impact on the Condensed Consolidated Statements of Operations or the Condensed Consolidated Statements of Cash Flows.

In November 2016, the FASB issued amended guidance on classification and presentation of restricted cash on the statement of cash flows. The new guidance was effective for Blackstone beginning on January 1, 2018 and was adopted on a retrospective basis. Under the new guidance, reporting entities are required to explain the changes in the combined total of restricted and unrestricted balances in the statement of cash flows. Therefore, amounts generally described as restricted cash or restricted cash equivalents (hereinafter referred to as “restricted cash”) should be combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statement of cash flows. Reporting entities are also required to disclose how the statement of cash flows reconciles to the balance sheet in any situation in which the balance sheet includes more than one line item of cash, cash equivalents, and restricted cash. For the nine months ended September 30, 2017 the new guidance resulted in a decrease in Net Cash Used in Operating Activities of $573.4 million, an increase in Net Cash Used in Investing Activities of $11.4 million, and an increase in Effect of Exchange Rate Changes on Cash and Cash Equivalents, Cash Held by Blackstone Funds, and Restricted Cash of $88.1 million. Additionally, the new guidance increased the December 31, 2016 Beginning of Period and September 30, 2017 End of Period balances by $1.0 billion and $1.7 billion, respectively, in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

In August 2018, the FASB issued amended guidance on the disclosure requirements for fair value measurement. The amended guidance added, eliminated and modified disclosures for investments measured at fair value. The guidance is effective January 1, 2020. However, Blackstone has early adopted the amendments, as is permitted, for the period ended September 30, 2018. The impact of the amended guidance on Blackstone was the removal of the requirements to disclose (a) the amount and reasons for transfers between Level I and Level II investments of the fair value hierarchy, (b) the policy for timing of transfers between levels and (c) the valuation process for Level III fair value measurements. The amended guidance also required modification to Blackstone’s disclosure to clarify that information regarding measurement uncertainty is provided as of the relevant reporting date. The requirements to provide additional disclosures did not impact Blackstone as those disclosures had already been provided in prior periods.

3.	INTANGIBLE ASSETS

Intangible Assets, Net consists of the following:

	September 30, 2018	December 31, 2017
Finite-Lived Intangible Assets / Contractual Rights	$1,594,876	$1,594,876
Accumulated Amortization	(1,228,508)	(1,185,048)

Intangible Assets, Net	$366,368	$409,828

Amortization expense associated with Blackstone’s intangible assets was $14.5 million and $43.5 million for the three and nine month periods ended September 30, 2018, respectively, and $11.0 million and $32.9 million for the three and nine month periods ended September 30, 2017, respectively.

Amortization of Intangible Assets held at September 30, 2018 is expected to be $57.9 million, $57.9 million, $57.9 million, $57.9 million, and $50.2 million for each of the years ending December 31, 2018, 2019, 2020, 2021 and 2022, respectively. Blackstone’s intangible assets as of September 30, 2018 are expected to amortize over a weighted-average period of 8.6 years.

4.	INVESTMENTS

Investments consist of the following:

	September 30, 2018	December 31, 2017
Investments of Consolidated Blackstone Funds	$8,503,423	$12,954,121
Equity Method Investments
Partnership Investments	3,690,841	3,263,131
Accrued Performance Allocations	6,722,430	5,328,280
Corporate Treasury Investments	2,883,610	2,566,043
Other Investments	294,616	322,474

	$22,094,920	$24,434,049

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $413.7 million and $488.4 million at September 30, 2018 and December 31, 2017, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investments of Consolidated Blackstone Funds

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income — Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Realized Gains	$23,475	$2,664	$57,853	$110,349
Net Change in Unrealized Gains	415	16,990	75,378	7,951

Realized and Net Change in Unrealized Gains from Consolidated Blackstone Funds	23,890	19,654	133,231	118,300
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	42,948	43,794	117,725	121,334

Other Income — Net Gains from Fund Investment Activities	$66,838	$63,448	$250,956	$239,634

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

Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the nine months ended September 30, 2018 and 2017, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.

Partnership Investments

Blackstone recognized net gains related to its Partnership Investments accounted for under the equity method of $137.6 million and $152.1 million for the three months ended September 30, 2018 and 2017, respectively. The Partnership recognized net gains related to its equity method investments of $465.6 million and $444.7 million for the nine months ended September 30, 2018 and 2017, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Accrued Performance Allocations

Accrued Performance Allocations to the Partnership in respect of performance of certain Blackstone Funds were as follows:

	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
Accrued Performance Allocations, December 31, 2017	$1,916,971	$2,859,307	$13,802	$538,200	$5,328,280
Performance Allocations as a Result of Changes in Fund Fair Values	1,643,509	917,619	30,694	160,961	2,752,783
Foreign Exchange Loss	—	(20,143)	—	—	(20,143)
Fund Distributions	(403,531)	(809,249)	(7,196)	(118,514)	(1,338,490)

Accrued Performance Allocations, September 30, 2018	$3,156,949	$2,947,534	$37,300	$580,647	$6,722,430

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Realized Gains (Losses)	$(2,504)	$7,424	$4,609	$3,995
Net Change in Unrealized Gains (Losses)	14,691	8,258	(205)	51,553

	$12,187	$15,682	$4,404	$55,548

Other Investments

Other Investments consist primarily of proprietary investment securities held by Blackstone. Other investments include equity investments without readily determinable fair values which have a carrying value of $44.9 million as of September 30, 2018. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in Other Investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Realized Gains	$30,618	$2,955	$46,937	$5,825
Net Change in Unrealized Gains (Losses)	3,683	(1,783)	49,094	8,508

	$34,301	$1,172	$96,031	$14,333

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

5.	NET ASSET VALUE AS FAIR VALUE

A summary of fair value by strategy type alongside the remaining unfunded commitments and ability to redeem such investments as of September 30, 2018 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)		Redemption Notice Period
Diversified Instruments	$211,301	$130	(a	)	(a	)
Credit Driven	115,365	268	(b	)	(b	)
Equity	38,309	—	(c	)	(c	)
Commodities	1,826	—	(d	)	(d	)

	$366,801	$398

(a)

Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 3% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 97% of investments in this category are redeemable as of the reporting date.

(b)

The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 40% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 60% of investments in this category are redeemable as of the reporting date.

(c)

The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 100% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. As of the reporting date, the investee fund manager had elected to side-pocket 9% of Blackstone’s investments in the category.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone uses foreign currency forward contracts to hedge portions of Blackstone’s net investments in foreign operations. The gains and losses due to change in fair value attributable to changes in spot exchange rates on foreign currency derivatives designated as net investment hedges were recognized in Other Comprehensive Income, Net of Tax — Currency Translation Adjustment. For the three months ended September 30, 2018 there was no resulting gain or loss. For the nine months ended September 30, 2018 the resulting loss was $1.4 million.

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

	September 30, 2018				December 31, 2017
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Net Investment Hedges
Foreign Currency Contracts	$—	$—	$—	$—	$—	$—	$50,857	$453

Freestanding Derivatives
Blackstone
Interest Rate Contracts	967,128	36,660	908,553	58,097	225,550	2,042	1,530,751	27,275
Foreign Currency Contracts	26,614	961	327,124	2,190	279,050	2,097	296,252	2,975
Credit Default Swaps	—	—	28,509	1,687	2,073	304	2,073	304
Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	107,009	1,906	25,081	1,504	493,181	24,087	264,693	5,628
Credit Default Swaps	22,961	170	50,242	3,599	45,670	3,731	45,582	5,163
Total Return Swaps	31,492	233	—	—	25,645	526	—	—
Equity Options	1	122	1	67	—	—	—	—

	1,155,205	40,052	1,339,510	67,144	1,071,169	32,787	2,139,351	41,345

	$1,155,205	$40,052	$1,339,510	$67,144	$1,071,169	$32,787	$2,190,208	$41,798

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Investment Hedges — Foreign Currency Contracts
Hedge Ineffectiveness	$—	$(37)	$(8)	$(72)

Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$401	$(1,195)	$2,471	$(5,142)
Foreign Currency Contracts	3,583	17,002	11,821	13,690
Credit Default Swaps	(333)	(1,964)	(841)	(3,622)
Total Return Swaps	(37)	293	137	293
Equity Options	—	(258)	—	(258)

	$3,614	$13,878	$13,588	$4,961

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	$7,076	$(6,273)	$7,037	$(6,916)
Foreign Currency Contracts	(5,248)	4,638	(7,520)	17,320
Credit Default Swaps	2,368	1,966	2,856	5,127
Total Return Swaps	(173)	(397)	(121)	(397)
Equity Options	(99)	38	(99)	38

	$3,924	$(28)	$2,153	$15,172

As of September 30, 2018 and December 31, 2017, the Partnership had not designated any derivatives as cash flow hedges.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

7.	FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	September 30, 2018	December 31, 2017
Assets
Loans and Receivables	$419,803	$239,659
Equity and Preferred Securities	473,778	475,485
Debt Securities	523,556	418,061
Assets of Consolidated CLO Vehicles
Corporate Loans	6,917,711	10,825,759
Corporate Bonds	—	690,125
Other	—	458

	$8,334,848	$12,649,547

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes
Loans Payable	$6,520,975	$10,594,656
Due to Affiliates	3,273	996
Subordinated Notes
Loans Payable	158,623	703,164
Due to Affiliates	65,259	40,390

	$6,748,130	$11,339,206

The following tables presents the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Three Months Ended September 30,
	2018		2017
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Equity and Preferred Securities	$—	$20,329	$18	$3,599
Debt Securities	(2,461)	325	3,171	(1,425)
Assets of Consolidated CLO Vehicles
Corporate Loans	(3,030)	(14,095)	(4,358)	(29,172)
Corporate Bonds	—	—	326	(12,732)
Other	—	—	—	356

	$(5,491)	$6,559	$(843)	$(39,374)

Liabilities
Liabilities of Consolidated CLO Vehicles —
Subordinated Notes	$—	$36,021	$—	$39,007

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Nine Months Ended September 30,
	2018		2017
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$—	$—	$—	$7,418
Equity and Preferred Securities	—	18,462	19	23,824
Debt Securities	(1,634)	(1,973)	3,515	(3,300)
Assets of Consolidated CLO Vehicles
Corporate Loans	(7,429)	(21,134)	(2,778)	(16,974)
Corporate Bonds	(24,056)	9,693	8,011	(19,477)
Other	—	6	—	500

	$(33,119)	$5,054	$8,767	$(8,009)

Liabilities
Liabilities of Consolidated CLO Vehicles —
Subordinated Notes	$—	$96,481	$—	$71,719

The following table presents information for those financial instruments for which the fair value option was elected:

	September 30, 2018			December 31, 2017
		For Financial Assets Past Due (a)			For Financial Assets Past Due (a)
	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess of Fair Value Over Principal	Excess (Deficiency) of Fair Value Over Principal	Fair Value	(Deficiency) of Fair Value Over Principal
Loans and Receivables	$1,060	$—	$—	$1,207	$—	$—
Debt Securities	(2,168)	—	—	(372)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	(29,513)	—	—	(13,495)	57,778	(19,633)
Corporate Bonds	—	—	—	(21,455)	—	—

	$(30,621)	$—	$—	$(34,115)	$57,778	$(19,633)

(a)	Corporate Loans and Corporate Bonds within CLO assets are classified as past due if contractual payments are more than one day past due.

As of September 30, 2018 and December 31, 2017, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status. As of September 30, 2018 and December 31, 2017, no Corporate Bonds included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual status.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy:

	September 30, 2018
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents — Money Market Funds	$471,940	$—	$—	$—	$471,940

Investments
Investments of Consolidated Blackstone Funds (a)
Investment Funds	—	—	—	85,287	85,287
Equity Securities	67,442	44,256	190,692	—	302,390
Partnership and LLC Interests	—	6,714	329,474	—	336,188
Debt Instruments	—	758,340	101,076	—	859,416
Freestanding Derivatives
Foreign Currency Contracts	—	1,906	—	—	1,906
Credit Default Swaps	—	170	—	—	170
Total Return Swaps	—	233	—	—	233
Equity Options	—	122	—	—	122
Assets of Consolidated CLO Vehicles —Corporate Loans	—	6,368,295	549,416	—	6,917,711

Total Investments of Consolidated Blackstone Funds	67,442	7,180,036	1,170,658	85,287	8,503,423

Corporate Treasury Investments
Equity Securities	316,771	—	—	—	316,771
Debt Instruments	406,164	1,880,805	17,038	—	2,304,007
Other	—	—	—	262,832	262,832

Total Corporate Treasury Investments	722,935	1,880,805	17,038	262,832	2,883,610

Other Investments	202,453	—	73,481	18,682	294,616

Total Investments	992,830	9,060,841	1,261,177	366,801	11,681,649

Accounts Receivable — Loans and Receivables	—	—	419,803	—	419,803

Other Assets
Freestanding Derivatives
Interest Rate Contracts	2,109	34,551	—	—	36,660
Foreign Currency Contracts	—	961	—	—	961

Total Other Assets	2,109	35,512	—	—	37,621

	$1,466,879	$9,096,353	$1,680,980	$366,801	$12,611,013

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	September 30, 2018
	Level I	Level II	Level III	Total
Liabilities
Loans Payable — Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	$—	$6,520,975	$—	$6,520,975
Subordinated Notes (b)	—	158,623	—	158,623

Total Loans Payable	—	6,679,598	—	6,679,598

Due to Affiliates — Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	—	3,273	—	3,273
Subordinated Notes (b)	—	65,259	—	65,259

Total Due to Affiliates	—	68,532	—	68,532

Securities Sold, Not Yet Purchased	35,374	130,936	—	166,310

Accounts Payable, Accrued Expenses and Other Liabilities
Liabilities of Consolidated Blackstone Funds — Freestanding Derivatives (a)
Foreign Currency Contracts	—	1,504	—	1,504
Credit Default Swaps	—	3,599	—	3,599
Equity Options	—	67	—	67

Total Liabilities of Consolidated Blackstone Funds	—	5,170	—	5,170

Freestanding Derivatives
Interest Rate Contracts	875	57,222	—	58,097
Foreign Currency Contracts	—	2,190	—	2,190
Credit Default Swaps	—	1,687	—	1,687

Total Freestanding Derivatives	875	61,099	—	61,974

Total Accounts Payable, Accrued Expenses and Other Liabilities	875	66,269	—	67,144

	$36,249	$6,945,335	$—	$6,981,584

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

(b)

Senior and subordinate notes issued by CLO vehicles are classified based on the more observable fair value of CLO assets less (1) the fair value of any beneficial interests held by Blackstone, and (2) the carrying value of any beneficial interests that represent compensation for services.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of September 30, 2018:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities	$128,731	Discounted Cash Flows	Discount Rate	7.1% - 26.1%	12.4%
			Revenue CAGR	-12.2% - 45.4%	7.3%
			Book Value Multiple	1.1x - 9.5x	8.4x
			Exit Capitalization Rate	5.0% - 11.4%	8.0%
			Exit Multiple - EBITDA	2.6x - 17.5x	10.4x
			Exit Multiple - NOI	8.8x - 12.8x	11.9x
			Exit Multiple - P/E	10.0x - 17.0x	14.2x
	1,516	Market Comparable Companies	Book Value Multiple	0.8x - 8.0x	1.4x
	34,220	Other	N/A	N/A	N/A
	26,225	Transaction Price	N/A	N/A	N/A
Partnership and LLC Interests	279,686	Discounted Cash Flows	Discount Rate	4.5% - 26.5%	9.7%
			Revenue CAGR	-3.0% - 45.5%	7.5%
			Book Value Multiple	8.5x - 9.3x	9.2x
			Exit Capitalization Rate	1.5% - 12.3%	6.1%
			Exit Multiple - EBITDA	0.1x - 15.2x	9.5x
			Exit Multiple - NOI	13.3x	N/A
	626	Market Comparable Companies	Book Value Multiple	1.1x	N/A
	10,755	Other	N/A	N/A	N/A
	609	Third Party Pricing	N/A	N/A	N/A
	37,798	Transaction Price	N/A	N/A	N/A
Debt Instruments	5,510	Discounted Cash Flows	Discount Rate	7.8% - 16.7%	9.7%
			Exit Capitalization Rate	3.9%	N/A
	93,648	Third Party Pricing	N/A	N/A	N/A
	1,918	Transaction Price	N/A	N/A	N/A
Assets of Consolidated CLO Vehicles	41	Discounted Cash Flows	Discount Rate	6.0%	N/A
	549,375	Third Party Pricing	N/A	N/A	N/A

Total Investments of Consolidated Blackstone Funds	1,170,658
Corporate Treasury Investments	7,541	Discounted Cash Flows	Discount Rate	5.2% - 6.2%	5.6%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	30.0% - 70.0%	68.0%
			Reinvestment Rate	LIBOR + 400 bps	N/A
	9,497	Third Party Pricing	N/A	N/A	N/A
Loans and Receivables	353,494	Discounted Cash Flows	Discount Rate	4.4% - 12.9%	8.9%
	66,309	Transaction Price	N/A	N/A	N/A
Other Investments	27,758	Discounted Cash Flows	Discount Rate	0.8% - 9.6%	2.0%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	70.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
	45,723	Transaction Price	N/A	N/A	N/A

	$1,680,980

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

The significant unobservable inputs used in the fair value measurement of corporate treasury investments, debt instruments and other investments as of the reporting date are discount rates, default rates, recovery rates, recovery lag, pre-payment rates and reinvestment rates. Increases (decreases) in any of the discount rates, default rates, recovery lag and pre-payment rates in isolation would have resulted in a lower (higher) fair value measurement. Increases (decreases) in any of the recovery rates and reinvestment rates in isolation would have resulted in a higher (lower) fair value measurement. Generally, a change in the assumption used for default rates may be accompanied by a directionally similar change in the assumption used for recovery lag and a directionally opposite change in the assumption used for recovery rates and pre-payment rates.

The significant unobservable inputs used in the fair value measurement of equity securities, partnership and limited liability company (“LLC”) interests, debt instruments, assets of consolidated CLO vehicles and loans and receivables are discount rates, exit capitalization rates, exit multiples, EBITDA multiples and revenue compound annual growth rates. Increases (decreases) in any of discount rates and exit capitalization rates in isolation could have resulted in a lower (higher) fair value measurement. Increases (decreases) in any of exit multiples and revenue compound annual growth rates in isolation could have resulted in a higher (lower) fair value measurement.

Since December 31, 2017, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.

The following tables summarize the changes in financial assets and liabilities measured at fair value for which the Partnership has used Level III inputs to determine fair value and does not include gains or losses that were reported in Level III in prior years or for instruments that were transferred out of Level III prior to the end of the respective reporting period. Total realized and unrealized gains and losses recorded for Level III investments are reported in either Investment Income (Loss) or Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Assets at Fair Value Three Months Ended September 30,
	2018				2017
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total
Balance, Beginning of Period	$1,086,724	$346,603	$114,723	$1,548,050	$715,744	$306,279	$115,689	$1,137,712
Transfer In to Level III (b)	255,398	—	5,299	260,697	145,810	—	5,859	151,669
Transfer Out of Level III (b)	(221,162)	—	(11,192)	(232,354)	(62,821)	—	(721)	(63,542)
Purchases	156,527	347,890	15,754	520,171	300,037	241,006	3,250	544,293
Sales	(119,593)	(274,817)	(69,272)	(463,682)	(154,131)	(174,814)	(6,723)	(335,668)
Settlements	—	(8,397)	—	(8,397)	—	(4,469)	(370)	(4,839)
Changes in Gains Included in Earnings	12,764	8,524	35,207	56,495	27,116	3,730	3,232	34,078

Balance, End of Period	$1,170,658	$419,803	$90,519	$1,680,980	$971,755	$371,732	$120,216	$1,463,703

Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	$8,229	$8,523	$5,431	$22,183	$20,207	$3,730	$(446)	$23,491

	Level III Financial Assets at Fair Value Nine Months Ended September 30,
	2018				2017
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total
Balance, Beginning of Period	$1,029,371	$239,659	$119,642	$1,388,672	$685,873	$211,359	$130,588	$1,027,820
Transfer In Due to Consolidation and Acquisition	50,043	—	—	50,043	34,651	—		34,651
Transfer Out Due to Deconsolidation	(217,182)	—	—	(217,182)	(38,629)	—	—	(38,629)
Transfer In to Level III (b)	160,125	—	5,299	165,424	99,042	—	22,254	121,296
Transfer Out of Level III (b)	(117,372)	—	(26,909)	(144,281)	(138,299)	—	(18,732)	(157,031)
Purchases	590,153	718,811	35,567	1,344,531	584,519	578,711	24,853	1,188,083
Sales	(374,479)	(538,520)	(92,751)	(1,005,750)	(319,350)	(426,315)	(50,769)	(796,434)
Settlements	—	(17,376)	(4)	(17,380)	—	(8,362)	(1,463)	(9,825)
Changes in Gains Included in Earnings	49,999	17,229	49,675	116,903	63,948	16,339	13,485	93,772

Balance, End of Period	$1,170,658	$419,803	$90,519	$1,680,980	$971,755	$371,732	$120,216	$1,463,703

Changes in Unrealized Gains Included in Earnings Related to Investments Still Held at the Reporting Date	$11,670	$17,229	$5,049	$33,948	$19,854	$16,340	$16	$36,210

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(a)	Represents corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.

There were no Level III financial liabilities as of and for the three and nine months ended September 30, 2018 and 2017.

9.	VARIABLE INTEREST ENTITIES

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

During the nine months ended September 30, 2018, the Partnership’s ownership interest in certain CLO and other vehicles originated outside of the U.S. was diluted such that the Partnership determined that it was no longer the primary beneficiary of these VIEs and deconsolidated these vehicles. As of the date of deconsolidation, the Partnership’s Total Assets, Total Liabilities and Non-Controlling Interests in Consolidated Entities were reduced by $8.9 billion, $8.7 billion and $196.1 million, respectively. The Partnership will continue to receive management fees and Performance Allocations from these vehicles following the dilution of its ownership interest.

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

	September 30, 2018	December 31, 2017
Investments	$941,393	$805,501
Accounts Receivable	—	15,760
Due from Affiliates	300,125	81,465

Total VIE Assets	1,241,518	902,726
Due to Affiliates	5,653	179
Potential Clawback Obligation	55,504	98,331

Maximum Exposure to Loss	$1,302,675	$1,001,236

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

10.	REPURCHASE AGREEMENTS

At September 30, 2018, the Partnership pledged securities with a carrying value of $231.6 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

At December 31, 2017, the Partnership pledged securities with a carrying value of $169.7 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

The following tables provide information regarding the Partnership’s Repurchase Agreements obligation by type of collateral pledged:

	September 30, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$56,636	$69,084	$73,768	$199,488

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$199,488

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

	December 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$22,756	$96,084	$—	$118,840

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$118,840

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

11.	OFFSETTING OF ASSETS AND LIABILITIES

The following tables present the offsetting of assets and liabilities as of September 30, 2018:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments (a)	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$39,455	$36,084	$—	$3,371

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments (a)	Cash Collateral Pledged	Net Amount
Liabilities
Freestanding Derivatives	$67,144	$58,129	$6,904	$2,111
Repurchase Agreements	199,488	199,488	—	—

	$266,632	$257,617	$6,904	$2,111

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

Repurchase Agreements are presented separately on the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	September 30, 2018	December 31, 2017
Furniture, Equipment and Leasehold Improvements, Net	$116,615	$126,566
Prepaid Expenses	96,170	78,723
Other Assets	19,064	32,965
Freestanding Derivatives	37,621	4,443

	$269,470	$242,697

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition and are not a significant component thereof.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Notional Pooling Arrangement

Blackstone has a notional cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of September 30, 2018, the aggregate cash balance on deposit relating to the cash pooling arrangement was $1.4 billion, which was offset with an accompanying overdraft of $1.4 billion.

12.	BORROWINGS

On September 21, 2018, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of the Partnership, entered into an amended and restated $1.6 billion revolving credit facility (the “Credit Facility”) with Citibank, N.A., as administrative agent, and the lenders party thereto. The amendment and restatement to the Issuer’s existing credit facility, among other things, increased the amount of available borrowings and extended the maturity date from August 31, 2021 to September 21, 2023.

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

	September 30, 2018		December 31, 2017
Senior Notes	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
5.875%, Due 3/15/2021	$398,836	$421,560	$398,514	$438,320
4.750%, Due 2/15/2023	394,903	414,520	394,137	434,200
2.000%, Due 5/19/2025	343,899	359,434	355,425	385,433
1.000%, Due 10/5/2026	687,022	659,200	709,871	711,440
3.150%, Due 10/2/2027	296,637	274,230	296,399	295,320
6.250%, Due 8/15/2042	238,170	286,750	238,019	328,200
5.000%, Due 6/15/2044	488,693	499,900	488,536	574,100
4.450%, Due 7/15/2045	344,009	321,720	343,925	372,575
4.000%, Due 10/2/2047	290,119	261,330	289,989	296,940

	$3,482,288	$3,498,644	$3,514,815	$3,836,528

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Included within Loans Payable and Due to Affiliates within the Condensed Consolidated Statements of Financial Condition are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. Borrowings through the consolidated CLO vehicles consisted of the following:

	September 30, 2018				December 31, 2017
	Borrowing Outstanding	Weighted- Average Interest Rate		Weighted- Average Remaining Maturity in Years	Borrowing Outstanding	Weighted- Average Interest Rate	Weighted- Average Remaining Maturity in Years
Senior Secured Notes	$6,532,488	3.85%		3.2	$10,689,240	2.35%	4.1
Subordinated Notes	331,735	(a	)	N/A	894,367	(a)	N/A

	$6,864,223				$11,583,607

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

Senior Secured Notes and Subordinated Notes comprise the following amounts:

	September 30, 2018			December 31, 2017
	Fair Value	Amounts Due to Non- Consolidated Affiliates		Fair Value	Amounts Due to Non- Consolidated Affiliates
		Borrowing Outstanding	Fair Value		Borrowing Outstanding	Fair Value
Senior Secured Notes	$6,524,248	$3,250	$3,273	$10,595,652	$1,000	$996
Subordinated Notes	223,882	111,659	65,259	743,554	53,400	40,390

	$6,748,130	$114,909	$68,532	$11,339,206	$54,400	$41,386

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. As of September 30, 2018 and December 31, 2017, the fair value of the consolidated CLO assets was $7.4 billion and $13.4 billion, respectively. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities.

Scheduled principal payments for borrowings as of September 30, 2018 were as follows:

	Operating Borrowings	Blackstone Fund Facilities/CLO Vehicles	Total Borrowings
2018	$—	$—	$—
2019	—	—	—
2020	—	—	—
2021	400,000	—	400,000
2022	—	—	—
Thereafter	3,144,360	6,864,223	10,008,583

	$3,544,360	$6,864,223	$10,408,583

13.	INCOME TAXES

Blackstone’s effective tax rate was 2.7% and 6.7% for the three months ended September 30, 2018 and 2017, respectively, and 6.2% and 5.4% for the nine months ended September 30, 2018 and 2017, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Blackstone’s income tax provision was $26.8 million and $59.5 million for the three months ended September 30, 2018 and 2017, respectively, and $220.0 million and $146.6 million for the nine months ended September 30, 2018 and 2017, respectively.

The Blackstone Group L.P. and certain of its subsidiaries operate in the U.S. as partnerships for income tax purposes (partnerships generally are not subject to federal income taxes) and generally as corporate entities in non-U.S. jurisdictions. Blackstone’s effective tax rate for the three and nine months ended September 30, 2018 and 2017 was substantially due to the fact that certain corporate subsidiaries are subject to federal, state, local and foreign income taxes (as applicable) and other subsidiaries are subject to New York City unincorporated business taxes.

14.	NET INCOME PER COMMON UNIT

Basic and diluted net income per common unit for the three and nine months ended September 30, 2018 and September 30, 2017 was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income for Per Common Unit Calculation
Net Income Attributable to The Blackstone Group L.P., Basic	$442,742	$377,920	$1,552,656	$1,167,236
Incremental Net Income from Assumed Exchange of Blackstone Holdings Partnership Units	327,850	283,455	1,187,908	907,645

Net Income Attributable to The Blackstone Group L.P., Diluted	$770,592	$661,375	$2,740,564	$2,074,881

Units Outstanding
Weighted-Average Common Units Outstanding, Basic	682,435,177	667,384,727	679,598,629	664,331,632
Weighted-Average Unvested Deferred Restricted Common Units	230,759	663,474	215,270	823,877
Weighted-Average Blackstone Holdings Partnership Units	523,212,047	532,454,091	529,299,345	534,937,167

Weighted-Average Common Units Outstanding, Diluted	1,205,877,983	1,200,502,292	1,209,113,244	1,200,092,676

Net Income Per Common Unit, Basic	$0.65	$0.57	$2.28	$1.76

Net Income Per Common Unit, Diluted	$0.64	$0.55	$2.27	$1.73

Distributions Declared Per Common Unit (a)	$0.58	$0.54	$1.78	$1.88

(a)	Distributions declared reflects the calendar date of the declaration for each distribution.

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

During the three and nine months ended September 30, 2017, no units were repurchased. During the three and nine months ended September 30, 2018, Blackstone repurchased 6.0 million and 8.2 million Blackstone common units, respectively, at a total cost of $218.4 million and $290.1 million, respectively. As of September 30, 2018, the amount remaining available for repurchases under this program was $709.9 million.

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

For the three and nine months ended September 30, 2018, the Partnership recorded compensation expense of $73.7 million and $282.7 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $11.7 million and $46.3 million, respectively. For the three and nine months ended September 30, 2017, the Partnership recorded compensation expense of $83.0 million and $262.8 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $16.9 million and $53.7 million, respectively. As of September 30, 2018, there was $743.6 million of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 4.1 years.

Total vested and unvested outstanding units, including Blackstone common units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,202,105,411 as of September 30, 2018. Total outstanding phantom units were 49,858 as of September 30, 2018.

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

A summary of the status of the Partnership’s unvested equity-based awards as of September 30, 2018 and of changes during the period January 1, 2018 through September 30, 2018 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units and Options	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2017	30,023,189	$35.26	9,019,974	$30.03	44,196	$31.85
Granted	7,914,072	32.13	4,697,672	32.39	9,408	36.87
Vested	(7,074,035)	34.76	(4,392,305)	30.02	(5,858)	36.25
Forfeited	(2,084,013)	37.27	(339,954)	30.74	—	—

Balance, September 30, 2018	28,779,213	$34.39	8,985,387	$31.22	47,746	$36.70

Units Expected to Vest

The following unvested units, after expected forfeitures, as of September 30, 2018, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	24,889,558	3.6
Deferred Restricted Blackstone Common Units	7,628,833	2.4

Total Equity-Based Awards	32,518,391	3.3

Phantom Units	38,488	2.7

16.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Due from Affiliates and Due to Affiliates consisted of the following:

	September 30, 2018	December 31, 2017
Due from Affiliates
Advances Made on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees Principally for Investments in Blackstone Funds	$461,853	$410,877
Amounts Due from Portfolio Companies and Funds	522,048	587,955
Management Fees and Performance Allocations Due from Non-Consolidated Funds	556,752	594,484
Payments Made on Behalf of Non-Consolidated Entities	469,112	355,766
Investments Redeemed in Non-Consolidated Funds	6,397	77,943
Accrual for Potential Clawback of Previously Distributed Performance Allocations	1,475	1,112

	$2,017,637	$2,028,137

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	September 30, 2018	December 31, 2017
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$785,782	$715,734
Distributions Received on Behalf of Certain Non-Controlling Interest Holders and Blackstone Employees	39,803	87,829
Distributions Received on Behalf of Blackstone Entities	1,104	38,789
Payments Made by Non-Consolidated Entities	83,944	51,249
Due to Note Holders of Consolidated CLO Vehicles	68,532	41,386
Accrual for Potential Repayment of Previously Received Performance Allocations	2,815	2,171

	$981,980	$937,158

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties

The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of September 30, 2018 and December 31, 2017, such investments aggregated $872.7 million and $813.2 million, respectively. Their share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $21.2 million and $32.6 million for the three months ended September 30, 2018 and 2017, respectively, and $87.1 million and $83.1 million for the nine months ended September 30, 2018 and 2017, respectively.

Loans to Affiliates

Loans to affiliates consist of interest bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $1.3 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively, and $3.8 million and $2.4 million for the nine months ended September 30, 2018 and 2017, respectively.

Contingent Repayment Guarantee

Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of September 30, 2018. See Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.

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

Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $785.8 million over the next 15 years. The after-tax net present value of these estimated payments totals $296.9 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

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

Commitments

Investment Commitments

Blackstone had $2.5 billion of investment commitments as of September 30, 2018 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $564.1 million as of September 30, 2018 which includes $121.7 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $34.1 million as of September 30, 2018.

The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to Blackstone Group International Partners LLP. The amount guaranteed as of September 30, 2018 was $191.8 million.

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

The following table presents the clawback obligations by segment:

	September 30, 2018			December 31, 2017
Segment	Blackstone Holdings	Current and Former Personnel	Total	Blackstone Holdings	Current and Former Personnel	Total
Credit	$1,340	$1,475	$2,815	$1,059	$1,112	$2,171

For Private Equity, Real Estate, and certain Credit Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At September 30, 2018, $712.4 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

In the Credit segment, payment of Performance Allocations to the Partnership by the majority of the stressed/distressed, mezzanine and credit alpha strategies funds is substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.

If, at September 30, 2018, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $6.9 billion, on an after-tax basis where applicable, of which Blackstone Holdings is potentially liable for $6.3 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.

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

•

Hedge Fund Solutions — Blackstone’s Hedge Fund Solutions segment is comprised principally of Blackstone Alternative Asset Management, which manages a broad range of commingled and customized hedge fund of fund solutions and also includes investment platforms that seed new hedge fund businesses, purchase minority ownership interests in more established hedge funds, invest in special situation opportunities, create alternative solutions in regulated structures and trade directly.

•

Credit — Blackstone’s Credit segment consists principally of GSO Capital Partners LP, which is organized into performing credit strategies (which include mezzanine lending funds, middle market direct lending funds and other performing credit strategies), distressed strategies (which include credit alpha strategies, stressed/distressed funds and energy strategies), long only strategies (which consist of CLOs, closed end funds, commingled funds and separately managed accounts), Harvest (which invests in publicly traded master limited partnerships holding primarily midstream energy assets in the U.S.) and Blackstone Insurance Solutions (which partners with insurers to deliver customizable and diversified portfolios of Blackstone products across asset classes, as well as the option for full management of insurance companies’ investment portfolios).

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables presents the financial data for Blackstone’s four segments for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total Segments
Revenues
Management and Advisory Fees, Net
Base Management Fees	$205,893	$254,088	$129,554	$132,071	$721,606
Transaction, Advisory and Other Fees, Net	21,709	45,678	766	5,791	73,944
Management Fee Offsets	(4,973)	(8,265)	—	(3,093)	(16,331)

Total Management and Advisory Fees, Net	222,629	291,501	130,320	134,769	779,219

Performance Revenues
Realized Incentive Fees	—	5,898	3,847	55	9,800
Realized Performance Allocations	290,012	297,710	138	4,798	592,658
Unrealized Performance Allocations	242,613	31,877	13,171	11,270	298,931

Total Performance Revenues	532,625	335,485	17,156	16,123	901,389

Principal Investment Income
Realized	44,408	16,197	2,024	2,991	65,620
Unrealized	19,140	269	8,474	821	28,704

Total Principal Investment Income	63,548	16,466	10,498	3,812	94,324
Interest and Dividend Revenue	13,258	18,556	6,672	11,450	49,936
Other	3,252	4,190	(639)	2,289	9,092

Total Revenues	835,312	666,198	164,007	168,443	1,833,960

Expenses
Compensation	117,031	124,475	50,213	62,482	354,201
Performance Compensation
Realized Incentive Fees	—	3,289	3,284	678	7,251
Realized Performance Allocations	106,401	89,879	1,314	2,848	200,442
Unrealized Performance Allocations	119,135	48,898	4,142	6,009	178,184

Total Compensation and Benefits	342,567	266,541	58,953	72,017	740,078
Interest Expense	12,139	13,584	6,459	8,741	40,923
Other Operating Expenses	36,654	39,787	20,753	31,551	128,745

Total Expenses	391,360	319,912	86,165	112,309	909,746

Economic Income	$443,952	$346,286	$77,842	$56,134	$924,214

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended September 30, 2017
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total Segments
Revenues
Management and Advisory Fees, Net
Base Management Fees	$182,764	$224,048	$129,410	$133,680	$669,902
Transaction, Advisory and Other Fees, Net	8,748	20,616	48	2,883	32,295
Management Fee Offsets	(1,088)	(4,232)	(28)	(4,867)	(10,215)

Total Management and Advisory Fees, Net	190,424	240,432	129,430	131,696	691,982

Performance Revenues
Realized Incentive Fees	—	3,778	12,186	19,549	35,513
Realized Performance Allocations	101,918	307,932	2,031	23,113	434,994
Unrealized Performance Allocations	80,326	273,731	10,327	43,041	407,425

Total Performance Revenues	182,244	585,441	24,544	85,703	877,932

Principal Investment Income (Loss)
Realized	7,077	44,449	1,316	7,346	60,188
Unrealized	17,300	(8,319)	12,723	(4,320)	17,384

Total Principal Investment Income	24,377	36,130	14,039	3,026	77,572
Interest and Dividend Revenue	9,046	15,461	5,316	8,062	37,885
Other	(8,346)	(13,108)	(5,859)	(6,831)	(34,144)

Total Revenues	397,745	864,356	167,470	221,656	1,651,227

Expenses
Compensation	96,166	105,753	44,347	56,532	302,798
Performance Compensation
Realized Incentive Fees	—	1,967	5,862	10,503	18,332
Realized Performance Allocations	48,019	104,112	1,022	9,352	162,505
Unrealized Performance Allocations	45,484	105,640	3,541	20,869	175,534

Total Compensation and Benefits	189,669	317,472	54,772	97,256	659,169
Interest Expense	10,804	15,028	6,763	8,154	40,749
Other Operating Expenses	32,166	33,256	17,958	23,237	106,617

Total Expenses	232,639	365,756	79,493	128,647	806,535

Economic Income	$165,106	$498,600	$87,977	$93,009	$844,692

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income Before Provision for Taxes for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
	Revenues	Expenses	Other Income	Economic Income / Income Before Provision for Taxes (a)
Total Segments	$1,833,960	$909,746	$—	$924,214

Adjustments
Impact of Consolidation (b)	92,092	13,260	66,838	145,670
Amortization of Intangibles (c)	(387)	14,469	—	(14,856)
Intersegment Eliminations	(1,253)	(1,253)	—	—
Transaction-Related Charges (d)	2,168	81,410	—	(79,242)

Total Adjustments	92,620	107,886	66,838	51,572

Blackstone Consolidated	$1,926,580	$1,017,632	$66,838	$975,786

	Three Months Ended September 30, 2017
	Revenues	Expenses	Other Income	Economic Income / Income Before Provision for Taxes (a)
Total Segments	$1,651,227	$806,535	$—	$844,692

Adjustments
Impact of Consolidation (b)	84,928	31,715	63,448	116,661
Amortization of Intangibles (c)	(387)	10,957	—	(11,344)
Intersegment Eliminations	(1,877)	(1,877)	—	—
Transaction-Related Charges (d)	1,467	57,181	—	(55,714)

Total Adjustments	84,131	97,976	63,448	49,603

Blackstone Consolidated	$1,735,358	$904,511	$63,448	$894,295

(a)	Represents Total Segments Economic Income reconciled to Blackstone Consolidated Income Before Provision for Taxes.
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

(c)

Amortization of intangibles consists of the amortization of transaction-related intangibles including intangibles associated with Blackstone’s investment in Pátria, which is accounted for under the equity method.

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

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables present the financial data for Blackstone’s four segments as of and for the nine months ended September 30, 2018 and 2017:

	September 30, 2018 and the Nine Months Then Ended
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total Segments
Revenues
Management and Advisory Fees, Net
Base Management Fees	$584,375	$730,294	$388,335	$418,673	$2,121,677
Transaction, Advisory and Other Fees, Net	45,583	92,625	1,923	11,791	151,922
Management Fee Offsets	(12,517)	(13,718)	—	(9,107)	(35,342)

Total Management and Advisory Fees, Net	617,441	809,201	390,258	421,357	2,238,257

Performance Revenues
Realized Incentive Fees	—	21,667	18,905	1,298	41,870
Realized Performance Allocations	505,306	800,649	2,527	57,373	1,365,855
Unrealized Performance Allocations	1,138,203	97,741	28,162	103,588	1,367,694

Total Performance Revenues	1,643,509	920,057	49,594	162,259	2,775,419

Principal Investment Income (Loss)
Realized	83,346	81,086	10,430	14,098	188,960
Unrealized	120,755	(25,088)	4,073	(4,932)	94,808

Total Principal Investment Income	204,101	55,998	14,503	9,166	283,768
Interest and Dividend Revenue	33,350	48,178	16,636	29,884	128,048
Other	13,511	13,150	6,692	9,261	42,614

Total Revenues	2,511,912	1,846,584	477,683	631,927	5,468,106

Expenses
Compensation	320,558	346,898	148,599	191,863	1,007,918
Performance Compensation
Realized Incentive Fees	—	11,319	11,473	864	23,656
Realized Performance Allocations	207,959	253,295	4,666	32,982	498,902
Unrealized Performance Allocations	491,684	76,698	9,100	45,128	622,610

Total Compensation and Benefits	1,020,201	688,210	173,838	270,837	2,153,086
Interest Expense	35,045	39,122	18,630	25,249	118,046
Other Operating Expenses	103,852	105,230	58,032	91,189	358,303

Total Expenses	1,159,098	832,562	250,500	387,275	2,629,435

Economic Income	$1,352,814	$1,014,022	$227,183	$244,652	$2,838,671

Segment Assets	$8,152,986	$7,572,396	$2,216,436	$4,014,282	$21,956,100

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Nine Months Ended September 30, 2017
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total Segments
Revenues
Management and Advisory Fees, Net
Base Management Fees	$537,154	$649,792	$386,576	$410,706	$1,984,228
Transaction, Advisory and Other Fees, Net	42,213	57,982	2,003	9,211	111,409
Management Fee Offsets	(17,031)	(12,800)	(28)	(27,379)	(57,238)

Total Management and Advisory Fees, Net	562,336	694,974	388,551	392,538	2,038,399

Performance Revenues
Realized Incentive Fees	—	11,538	32,821	77,968	122,327
Realized Performance Allocations	882,767	1,217,246	3,075	46,950	2,150,038
Unrealized Performance Allocations	(104,143)	355,373	43,991	83,833	379,054

Total Performance Revenues	778,624	1,584,157	79,887	208,751	2,651,419

Principal Investment Income (Loss)
Realized	129,539	221,627	909	11,894	363,969
Unrealized	(49,114)	(112,691)	42,594	4,493	(114,718)

Total Principal Investment Income	80,425	108,936	43,503	16,387	249,251
Interest and Dividend Revenue	23,629	42,048	13,987	20,420	100,084
Other	(26,270)	(39,223)	(18,189)	(21,218)	(104,900)

Total Revenues	1,418,744	2,390,892	507,739	616,878	4,934,253

Expenses
Compensation	270,445	318,721	139,312	168,604	897,082
Performance Compensation
Realized Incentive Fees	—	6,011	16,973	38,845	61,829
Realized Performance Allocations	292,712	408,580	1,590	21,839	724,721
Unrealized Performance Allocations	28,347	187,686	15,931	38,013	269,977

Total Compensation and Benefits	591,504	920,998	173,806	267,301	1,953,609
Interest Expense	31,959	44,450	19,994	24,090	120,493
Other Operating Expenses	88,519	97,499	50,655	72,244	308,917

Total Expenses	711,982	1,062,947	244,455	363,635	2,383,019

Economic Income	$706,762	$1,327,945	$263,284	$253,243	$2,551,234

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Total Segments to Blackstone’s Income Before Provision for Taxes and Total Assets as of and for the nine months ended September 30, 2018 and 2017:

	September 30, 2018 and the Nine Months Then Ended
	Revenues	Expenses	Other Income	Economic Income / Income Before Provision for Taxes (a)	Total Assets
Total Segments	$5,468,106	$2,629,435	$—	$2,838,671	$21,956,100

Adjustments
Impact of Consolidation (b)	278,368	99,447	250,956	429,877	8,504,257
Amortization of Intangibles (c)	(1,161)	43,441	—	(44,602)	—
Intersegment Eliminations	(3,887)	(3,887)	—	—	—
Transaction-Related Charges (d)	586,855	248,508	—	338,347	—

Total Adjustments	860,175	387,509	250,956	723,622	8,504,257

Blackstone Consolidated	$6,328,281	$3,016,944	$250,956	$3,562,293	$30,460,357

	Nine Months Ended September 30, 2017
	Revenues	Expenses	Other Income	Economic Income / Income Before Provision for Taxes (a)
Total Segments	$4,934,253	$2,383,019	$—	$2,551,234

Adjustments
Impact of Consolidation (b)	244,070	112,423	239,634	371,281
Amortization of Intangibles (c)	(1,161)	32,871	—	(34,032)
Intersegment Eliminations	(4,944)	(4,944)	—	—
Transaction-Related Charges (d)	13,584	184,108	—	(170,524)

Total Adjustments	251,549	324,458	239,634	166,725

Blackstone Consolidated	$5,185,802	$2,707,477	$239,634	$2,717,959

(a)	Represents Total Segments Economic Income reconciled to Blackstone Consolidated Income Before Provision for Taxes.
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

(c)

Amortization of intangibles consists of the amortization of transaction-related intangibles including intangibles associated with Blackstone’s investment in Pátria, which is accounted for under the equity method.

(d)

Transaction-Related Charges arise from corporate actions including acquisitions, divestitures, and Blackstone’s initial public offering. They consist primarily of equity-based compensation charges, gains and losses on contingent consideration arrangements, changes in the balance of the tax receivable agreement resulting from a change in tax law or similar event, transaction costs and any gains or losses associated with these corporate

THE BLACKSTONE GROUP L.P.

Notes to Condensed Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

actions. During the nine months ended September 30, 2018, Transaction-Related Charges include $580.9 million of Other Revenues received upon the conclusion of Blackstone’s investment sub-advisory relationship with FS Investments’ funds.

19.	SUBSEQUENT EVENTS

There have been no events since September 30, 2018 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

ITEM 1A.	UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	September 30, 2018
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$1,937,963	$—	$—	$1,937,963
Cash Held by Blackstone Funds and Other	—	408,561	—	408,561
Investments	14,263,255	8,503,423	(671,758)	22,094,920
Accounts Receivable	601,405	274,242	—	875,647
Due from Affiliates	2,033,401	9,891	(25,655)	2,017,637
Intangible Assets, Net	366,368	—	—	366,368
Goodwill	1,778,192	—	—	1,778,192
Other Assets	263,917	5,553	—	269,470
Deferred Tax Assets	711,599	—	—	711,599

Total Assets	$21,956,100	$9,201,670	$(697,413)	$30,460,357

Liabilities and Partners’ Capital
Loans Payable	$3,482,288	$6,679,598	$—	$10,161,886
Due to Affiliates	860,487	524,325	(402,832)	981,980
Accrued Compensation and Benefits	3,414,215	—	—	3,414,215
Securities Sold, Not Yet Purchased	48,104	118,205	—	166,309
Repurchase Agreements	—	199,488	—	199,488
Accounts Payable, Accrued Expenses and Other Liabilities	563,879	265,617	—	829,496

Total Liabilities	8,368,973	7,787,233	(402,832)	15,753,374

Redeemable Non-Controlling Interests in Consolidated Entities	22,070	131,434	—	153,504

Partners’ Capital
Partners’ Capital	7,024,079	294,581	(294,581)	7,024,079
Accumulated Other Comprehensive Loss	(36,562)	—	—	(36,562)
Non-Controlling Interests in Consolidated Entities	2,684,713	988,422	—	3,673,135
Non-Controlling Interests in Blackstone Holdings	3,892,827	—	—	3,892,827

Total Partners’ Capital	13,565,057	1,283,003	(294,581)	14,553,479

Total Liabilities and Partners’ Capital	$21,956,100	$9,201,670	$(697,413)	$30,460,357

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

The third quarter of 2018 was characterized by continued global economic expansion, particularly in the U.S., despite growing concerns over rising interest rates, trade protectionism and emerging market weakness. Strong U.S. economic growth and corporate earnings led the S&P 500 higher during the quarter, up 8%, its largest quarterly advance in five years. In the third quarter, the MSCI World Index rose 5%, the MSCI World excluding the U.S. Index increased 1% and the MSCI Europe and Asia indices were both flat. Emerging market equities underperformed, with the MSCI Emerging Markets Index down 2% for the quarter. Subsequent to the end of the third quarter, however, U.S. and other global equity markets experienced a sharp decline amid concerns of potentially slowing economic growth for the fourth quarter and into 2019. After declining 25% in the third quarter, the Cboe Volatility Index rose sharply in October concurrent with the sharp decline in global equity markets.

Despite positive momentum in the U.S., the global growth cycle has become less synchronized with signs of slowing in Europe, Japan and China. For example, in the third quarter of 2018, China’s economy grew at 6.5%, its weakest year-over-year quarterly growth since the first quarter of 2009 during the global financial crisis. In the U.S., the Bureau of Economic Analysis’ initial report on third quarter 2018 GDP indicated growth of 3.5%, representing a deceleration in growth from the second quarter, as most economists expected. U.S. monetary policy continues to tighten as the U.S. Federal Reserve raised interest rates in September for the eighth time since December 2015, with the current target range set at 2.0 to 2.25%. Ten-year U.S. Treasury yields rose to 3.06% in the quarter and exceeded 3.2% subsequent to quarter end, furthering investor concerns over the potential negative impact to values of fixed income and longer duration assets. The Bloomberg Barclays U.S. Aggregate Bond Index was flat, U.S. investment grade corporates were down 0.5% and high yield corporates advanced 2.4% for the quarter. High yield spreads tightened by 40 basis points during the quarter, near their lowest level since 2008, while issuances fell 27% year over year.

In the U.S., the unemployment rate fell to 3.7% in September, its lowest level since 1969, and weekly wages rose at an annualized 3.3% in the third quarter of 2018, higher than the 2.6% increase in inflation over the same period.

Global equity issuance for both initial public offerings and follow-on offerings slowed, with the first nine months of the year down 6% year over year, marking the slowest nine-month period since 2016. Global merger and acquisition volume reached a record $3.2 trillion for the first nine months of the year, but declined 35% quarter over quarter, reflecting ongoing concerns over trade and antitrust policy.

Energy was modestly weaker during the quarter and the S&P 500 Energy Index was flat. The price of crude oil fell slightly, with West Texas Intermediate Crude down 1% to $73 per barrel, still well below historical averages, while the Henry Hub Natural Gas spot price rose 3%. Spot prices for other commodities declined, with the Bloomberg Commodity Index down 3% during the quarter.

In the near term, most economists expect continued steady economic growth and the continued normalization of monetary policy in the U.S, although global trade tensions, increasing interest rates and rising geopolitical instability present ongoing concerns.

Notable Transactions

On April 9, 2018, Blackstone concluded its investment sub-advisory relationship with FS Investments’ funds (the “FS Funds”), as previously announced. At March 31, 2018, the FS Funds represented $20.0 billion of Total Assets Under Management. Over time, we believe we will replace and ultimately overtake the prior level of revenue and earnings associated with our sub-advisory relationship with FS Investments. As part of the transaction, Blackstone received proceeds from FS Investments of $580.9 million which is recorded as Other Revenues within the Condensed Consolidated Statement of Operations for the three months ended June 30, 2018. This amount is characterized as a Transaction-Related Charge and therefore is not included in Economic Income, Fee Related Earnings, or Distributable Earnings for the three months ended June 30, 2018. Blackstone intends to distribute a portion of the after-tax proceeds to unitholders resulting in an anticipated incremental $0.30 per common unit and per Blackstone Holdings Partnership unit over the second, third and fourth quarters of 2018, of which $0.10 per common unit was distributed on each of August 6, 2018 and November 5, 2018.

On September 21, 2018, Blackstone Holdings Finance Co L.L.C., an indirect subsidiary of the Partnership, entered into an amended and restated $1.6 billion revolving credit facility. The amendment and restatement to the Issuer’s credit facility, among other things, increased the amount of available borrowings and extended the maturity date from August 31, 2021 to September 21, 2023.

On October 4, 2018, Blackstone announced an agreement to acquire Clarus Ventures, LLC and certain of its affiliates (“Clarus”), a leading global life sciences investment firm that has raised $2.6 billion since its founding. Clarus is focused on funding growth-stage investments, often in partnership with major biopharmaceutical companies through research and development collaborations (the “Clarus Acquisition”). The Clarus Acquisition launches Blackstone Life Sciences, a private investment platform with capabilities to invest across the life-cycle of companies and products within the key life sciences sectors. The Clarus Acquisition is expected to close in the fourth quarter of 2018, subject to customary closing conditions. Once the Clarus Acquisition closes, Clarus will be included in our Private Equity segment.

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

Incentive Fees — Contractual fees earned based on the performance of Blackstone Funds (“Incentive Fees”) are a form of variable consideration in Blackstone’s contracts with customers to provide investment management services. Incentive Fees are earned based on fund performance during the period, subject to the achievement of minimum return levels, or high water marks, in accordance with the respective terms set out in each fund’s governing agreements. Incentive Fees will not be recognized as revenue until (a) it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, or (b) the uncertainty associated with the variable consideration is subsequently resolved. Incentive Fees are typically recognized as revenue when realized at the end of the measurement period. Once realized, such fees are not subject to clawback or reversal. Accrued but unpaid Incentive Fees charged directly to investors in Blackstone Funds as of the reporting date are recorded within Due from Affiliates in the Condensed Consolidated Statements of Financial Condition.

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

Expenses

Compensation and Benefits — Compensation — Compensation consists of (a) salary and bonus, and benefits paid and payable to employees and senior managing directors and (b) equity-based compensation associated with the grants of equity-based awards to employees and senior managing directors. Compensation cost relating to the issuance of equity-based awards to senior managing directors and employees is measured at fair value at the grant date, and expensed over the vesting period on a straight-line basis, taking into consideration expected forfeitures, except in the case of (a) equity-based awards that do not require future service, which are expensed immediately, and (b) certain awards to recipients that meet criteria making them eligible for retirement (allowing such recipient to keep a percentage of those awards upon departure from Blackstone after becoming eligible for retirement), for which the expense for the portion of the award that would be retained in the event of retirement is either expensed immediately or amortized to the retirement date. Cash settled equity-based awards are classified as liabilities and are remeasured at the end of each reporting period.

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

Fee Related Earnings

Blackstone uses Fee Related Earnings, which is derived from Economic Income, as a performance measure to assess its ability to generate profits from revenues that are measured and received on a recurring basis and not subject to future realization events. Fee Related Earnings equals management and advisory fees (net of management fee reductions and offsets) plus Fee Related Net Performance Revenues, less (a) cash compensation expense directly related to earning those revenues, and (b) Other Operating Expenses. Fee Related Earnings is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. See “— Non-GAAP Financial Measures” for our reconciliation of Fee Related Earnings.

Fee Related Net Performance Revenues refers to the realized portion of Performance Revenues from Perpetual Capital that are (a) measured and received on a recurring basis and (b) not dependent on realization events from the underlying investments (“Fee Related Performance Revenues”), net of directly related cash compensation expense.

Performance Revenues collectively refers to: (a) Incentive Fees and (b) Performance Allocations. Performance Compensation collectively refers to: (a) Incentive Fee Compensation and (b) Performance Allocations Compensation.

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

Perpetual Capital. Perpetual Capital refers to the component of assets under management with an indefinite term, that is not in liquidation, and for which there is no requirement to return capital to investors through redemption requests in the ordinary course of business, except where funded by new capital inflows. Perpetual Capital includes co-investment capital with an investor right to convert into Perpetual Capital.

Limited Partner Capital Invested. Limited Partner Capital Invested represents the aggregate amount of third party capital invested by our funds and vehicles, including investments closed but not yet funded by investors during each period presented, including (a) capital invested by our carry and drawdown funds and vehicles, (b) certain perpetual capital invested including undistributed proceeds that are reinvested, and (c) capital invested through fee-paying co-investments made by third parties in investments of our carry and perpetual funds and vehicles.

Dry Powder. Dry Powder represents the amount of capital available for investment or reinvestment, including general partner and employee capital, is known as dry powder and is an indicator of the capital we have available for future investments.

Performance Revenue Eligible Assets Under Management. Performance Revenue Eligible Assets Under Management represents invested and to be invested capital at fair value, including capital closed for funds whose investment period has not yet commenced, on which performance fees could be earned if certain hurdles are met.

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2018 and 2017. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis”.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		2018 vs. 2017		Nine Months Ended September 30,		2018 vs. 2017
	2018	2017	$	%	2018	2017	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$780,009	$685,922	$94,087	14%	$2,230,242	$2,022,263	$207,979	10%

Incentive Fees	9,799	35,513	(25,714)	-72%	41,743	122,327	(80,584)	-66%

Investment Income
Performance Allocations
Realized	592,103	434,982	157,121	36%	1,365,119	2,149,549	(784,430)	-36%
Unrealized	299,238	406,649	(107,411)	-26%	1,367,678	377,560	990,118	262%
Principal Investments
Realized	134,619	74,805	59,814	80%	305,961	451,207	(145,246)	-32%
Unrealized	52,840	96,085	(43,245)	-45%	268,082	63,172	204,910	324%

Total Investment Income	1,078,800	1,012,521	66,279	7%	3,306,840	3,041,488	265,352	9%

Interest and Dividend Revenue	48,604	36,974	11,630	31%	124,062	99,172	24,890	25%
Other	9,368	(35,572)	44,940	N/M	625,394	(99,448)	724,842	N/M

Total Revenues	1,926,580	1,735,358	191,222	11%	6,328,281	5,185,802	1,142,479	22%

Expenses
Compensation and Benefits
Compensation	419,285	359,209	60,076	17%	1,236,167	1,078,001	158,166	15%
Incentive Fee Compensation	7,251	18,332	(11,081)	-60%	23,656	61,829	(38,173)	-62%
Performance Allocations Compensation
Realized	200,442	162,505	37,937	23%	498,902	724,721	(225,819)	-31%
Unrealized	178,184	175,534	2,650	2%	622,610	269,977	352,633	131%

Total Compensation and Benefits	805,162	715,580	89,582	13%	2,381,335	2,134,528	246,807	12%
General, Administrative and Other	168,813	121,036	47,777	39%	441,354	349,974	91,380	26%
Interest Expense	41,355	41,545	(190)	-0%	119,346	122,880	(3,534)	-3%
Fund Expenses	2,302	26,350	(24,048)	-91%	74,909	100,095	(25,186)	-25%

Total Expenses	1,017,632	904,511	113,121	13%	3,016,944	2,707,477	309,467	11%

Other Income
Net Gains from Fund Investment Activities	66,838	63,448	3,390	5%	250,956	239,634	11,322	5%

Income Before Provision for Taxes	975,786	894,295	81,491	9%	3,562,293	2,717,959	844,334	31%
Provision for Taxes	26,798	59,512	(32,714)	-55%	220,024	146,557	73,467	50%

Net Income	948,988	834,783	114,205	14%	3,342,269	2,571,402	770,867	30%
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	2,569	3,215	(646)	-20%	2,199	6,206	(4,007)	-65%
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	143,101	113,446	29,655	26%	427,678	365,075	62,603	17%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	360,576	340,202	20,374	6%	1,359,736	1,032,885	326,851	32%

Net Income Attributable to The Blackstone Group L.P.	$442,742	$377,920	$64,822	17%	$1,552,656	$1,167,236	$385,420	33%

N/M    Not meaningful.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenues

Revenues were $1.9 billion for the three months ended September 30, 2018, an increase of $191.2 million compared to $1.7 billion for the three months ended September 30, 2017. The increase in Revenues was primarily attributable to increases of $94.1 million in Management and Advisory Fees, Net, $66.3 million in Investment Income and $44.9 million in Other Revenue, partially offset by a decrease of $25.7 million in Incentive Fees.

The increase in Management and Advisory Fees, Net was primarily due to increases in our Real Estate and Private Equity segments of $51.1 million and $32.2 million, respectively. The increase in our Real Estate segment was primarily due to AUM growth in our core+ real estate funds and the launch of BREP Asia II in the fourth quarter of 2017, partially offset by a decrease due to the expiration of the BREP VI fund term. The increase in our Private Equity segment was primarily attributable to the launch of BCP Asia and the third vintage of Tactical Opportunities.

The increase in Investment Income was primarily attributable to an increase in our Private Equity segment of $389.6 million, partially offset by decreases in our Real Estate and Credit segments of $271.7 million and $49.3 million, respectively. The increase in our Private Equity segment was primarily due to corporate private equity. Corporate private equity carrying value increased 7.5% in the three months ended September 30, 2018 compared to 3.3% in the three months ended September 30, 2017. The decrease in our Real Estate segment was primarily attributable to lower net appreciation of investment holdings in our BREP opportunistic funds compared to the comparable period in 2017. The carrying value of investments for our BREP opportunistic funds increased 3.0% in the three months ended September 30, 2018 compared to 5.5% in the three months ended September 30, 2017. The decrease in our Credit segment was primarily attributable to lower returns in our performing credit strategies and distressed strategies.

The increase in Other Revenue was primarily due to foreign exchange gain on our euro denominated bonds.

The decrease in Incentive Fees was primarily attributable to a decrease in our Credit segment of $19.5 million, primarily due to the conclusion of our sub-advisory relationship with FS Investments.

Expenses

Expenses were $1.0 billion for the three months ended September 30, 2018, an increase of $113.1 million compared to $904.5 million for the three months ended September 30, 2017. The increase was primarily attributable to increases in Performance Allocations Compensation and Compensation, partially offset by decreases in Fund Expenses and Incentive Fee Compensation. The increase of $40.6 million in Performance Allocations Compensation was primarily due to the increase in Investment Income. The increase of $60.1 million in Compensation was due to the increase in Management and Advisory Fees, Net, on which a portion of compensation is based, as well as an increase in headcount in our infrastructure initiative, the acquisition of Harvest and the launch of BIS. The decrease of $24.0 million in Fund Expenses was due to a decrease of $24.5 million in our Credit segment primarily from the deconsolidation of certain CLO and other vehicles in 2018. The decrease of $11.1 million in Incentive Fee Compensation was primarily due to the conclusion of our sub-advisory relationship with FS Investments, on which a portion of Incentive Fee Compensation is based.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenues

Revenues were $6.3 billion for the nine months ended September 30, 2018, an increase of $1.1 billion compared to $5.2 billion for the nine months ended September 30, 2017. The increase in Revenues was primarily attributable to increases of $724.8 million in Other Revenue, $265.4 million in Investment Income and $208.0 million in Management and Advisory Fees, Net, partially offset by a decrease of $80.6 million in Incentive Fees.

The increase in Other Revenue was primarily due to the fixed payment we received in connection with the conclusion of our sub-advisory relationship with FS Investments’ funds and a foreign exchange gain on our euro denominated bonds.

The increase in Investment Income was primarily attributable to increases in our Private Equity and Credit segments of $988.6 million and $23.0 million, respectively, partially offset by decreases in our Real Estate and Hedge Fund Solutions segments of $727.2 million and $45.4 million, respectively. The increase in our Private Equity segment was due to corporate private equity. Corporate private equity carrying value increased 23.4% in the nine months ended September 30, 2018 compared to 12.1% in the nine months ended September 30, 2017. The increase in our Credit segment was primarily attributable to higher returns in our performing credit strategies, and distressed strategies. The decrease in our Real Estate segment was primarily attributable to lower net appreciation of investment holdings in our BREP opportunistic funds compared to the comparable period in 2017. The carrying value of investments for our BREP opportunistic funds increased 9.2% in the nine months ended September 30, 2018 compared to 15.0% in the nine months ended September 30, 2017. The decrease in our Hedge Fund Solutions segment was due to lower returns across the segment compared to the comparable quarter of 2017.

The increase in Management and Advisory Fees, Net was primarily due to increases in our Real Estate, Private Equity and Credit segments of $114.2 million, $55.1 million and $28.8 million, respectively. The increase in our Real Estate segment was primarily due to AUM growth in our core+ real estate funds and the launch of BREP Europe V in the fourth quarter of 2016 (and the corresponding expiration of its fee holiday in the second quarter of 2017) and the launch of BREP Asia II in the fourth quarter of 2017, partially offset by a decrease due to the expiration of the BREP VI fund term. The increase in our Private Equity segment was primarily attributable to the launch of BCP Asia and the third vintage of Tactical Opportunities. The increase in our Credit segment was primarily attributable to the acquisition of Harvest and launch of BIS, partially offset by the conclusion of our sub-advisory relationship with FS Investments.

The decrease in Incentive Fees was primarily attributable to a decrease in our Credit segment of $76.7 million. The decrease in our Credit segment was primarily attributable to the conclusion of our sub-advisory relationship with FS Investments.

Expenses

Expenses were $3.0 billion for the nine months ended September 30, 2018, an increase of $309.5 million compared to $2.7 billion for the nine months ended September 30, 2017. The increase was primarily attributable to increases in Compensation and Performance Allocations Compensation, partially offset by decreases in Incentive Fee Compensation and Fund Expenses. The increase of $158.2 million in Compensation was due to the increase in Management and Advisory Fees, Net, on which a portion of compensation is based, as well as an increase in headcount in our infrastructure initiative, the acquisition of Harvest and the launch of BIS. The increase of $126.8 million in Performance Allocations Compensation was primarily due to the increase in Investment Income. The decrease of $38.2 million in Incentive Fee Compensation was primarily due to the decrease in Realized Incentive Fees in our Credit segment, on which a portion of Incentive Fee Compensation is based. The decrease of $25.2 million in Fund Expenses was due to a decrease of $23.1 million in our Credit segment primarily from the deconsolidation of certain CLO and other vehicles in 2018.

Other Income

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Other Income was $66.8 million for the three months ended September 30, 2018, an increase of $3.4 million compared to $63.4 million for the three months ended September 30, 2017. The increase in Other Income was due to an increase in Net Gains from Fund Investment Activities. The increase in Other Income – Net Gain from Fund Investment Activities was principally driven by increases of $13.7 million in our Credit segment and $11.1 million in our Private Equity segment, partially offset by a decrease of $18.1 million in our Real Estate segment. The increase in our Credit segment was primarily driven by newly launched CLOs in 2018 and a quarter over quarter net increase in appreciation of CLOs, partially offset by the deconsolidation of certain CLO and other vehicles in 2018. The increase in our Private Equity segment was primarily due to a quarter over quarter net increase in the appreciation of investments across the Private Equity funds. The decrease in our Real Estate segment was primarily due to a year over year net decrease in the appreciation of investments in our BREP opportunistic funds.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Other Income was $251.0 million for the nine months ended September 30, 2018, an increase of $11.3 million compared to $239.6 million for the nine months ended September 30, 2017. The increase in Other Income was due to an increase in Net Gains from Fund Investment Activities. The increase in Other Income – Net Gain from Fund Investment Activities was principally driven by increases of $31.7 million in our Private Equity segment and $23.7 million in our Credit segment, partially offset by a decrease of $35.0 million in our Real Estate segment. The increase in our Private Equity segment was primarily due to a year over year net increase in the appreciation of investments across the Private Equity funds. The increase in our Credit segment was primarily driven by newly launched CLOs, partially offset by the deconsolidation of certain CLO and other vehicles in 2018. The decrease in our Real Estate segment was primarily due to a year over year net decrease in the appreciation of investments in our BREP opportunistic funds.

Provision for Taxes

The following table summarizes Blackstone’s tax position:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income Before Provision for Taxes	$975,786	$894,295	$3,562,293	$2,717,959
Provision for Taxes	$26,798	$59,512	$220,024	$146,557
Effective Income Tax Rate	2.7%	6.7%	6.2%	5.4%

The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

	Three Months Ended September 30,		2018 vs.	Nine Months Ended September 30,		2018 vs.
	2018	2017	2017	2018	2017	2017
Statutory U.S. Federal Income Tax Rate	21.0%	35.0%	-14.0%	21.0%	35.0%	-14.0%
Income Passed Through to Common Unitholders and Non-Controlling Interest Holders (a)	-17.2%	-27.8%	10.6%	-15.8%	-29.1%	13.3%
State and Local Income Taxes	0.3%	1.3%	-1.0%	1.5%	1.1%	0.4%
Other	-1.4%	-1.8%	0.4%	-0.5%	-1.6%	1.1%

Effective Income Tax Rate	2.7%	6.7%	-4.0%	6.2%	5.4%	0.8%

(a)	Includes income that is not taxable to the Partnership and its subsidiaries. Such income is directly taxable to the Partnership’s unitholders and the non-controlling interest holders.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Blackstone’s Provision for Taxes for the three months ended September 30, 2018 and 2017 was $26.8 million and $59.5 million, respectively. This resulted in an effective tax rate of 2.7% and 6.7%, respectively.

The Tax Reform Bill enacted in late 2017 reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The decrease in the effective tax rate from the rate reduction was partially offset by the corresponding reduction in the benefit for the exclusion of income passed through to common unitholders and non-controlling interests resulting in an overall decrease in the effective tax rate for the three months ended September 30, 2018 compared with the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Blackstone’s Provision for Taxes for the nine months ended September 30, 2018 and 2017 was $220.0 million and $146.6 million, respectively. This resulted in an effective tax rate of 6.2% and 5.4%, respectively.

The Tax Reform Bill enacted in late 2017 reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The decrease in the effective tax rate from the rate reduction was mostly offset by the corresponding reduction in the benefit for the exclusion of income passed through to common unitholders and non-controlling interests resulting in an overall increase in the effective tax rate for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017.

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

For the three months ended September 30, 2018 and 2017, the Net Income Before Taxes allocated to Blackstone Holdings was 43.7% and 44.8%, respectively. For the nine months ended September 30, 2018 and 2017, the net income before taxes allocated to Blackstone Holdings was 44.0% and 45.0%, respectively. The decreases of 1.1% in the three month period and 1.0% in the nine month period were primarily due to conversions of Blackstone Holdings Partnership Units to Blackstone common units and the vesting of common units.

The Other Income — Reduction of Tax Receivable Agreement Liability was entirely allocated to The Blackstone Group L.P.

Operating Metrics

The following graphs and tables summarize the Fee-Earning Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the three and nine months ended September 30, 2018 and 2017. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management”:

Note:	Totals may not add due to rounding.

	Three Months Ended
	September 30, 2018					September 30, 2017
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$78,045,697	$88,776,501	$71,889,290	$94,266,657	$332,978,145	$68,029,670	$73,710,243	$67,824,464	$72,370,134	$281,934,511
Inflows, including Commitments (a)	2,213,913	3,619,799	3,281,639	7,588,255	16,703,606	578,462	2,039,360	1,563,231	4,311,515	8,492,568
Outflows, including Distributions (b)	(477,894)	(208,373)	(1,482,849)	(1,547,917)	(3,717,033)	(77,054)	(310,235)	(1,329,425)	(805,042)	(2,521,756)
Realizations (c)	(1,585,310)	(2,335,870)	(66,874)	(2,241,691)	(6,229,745)	(1,110,822)	(1,257,364)	(79,094)	(2,711,900)	(5,159,180)

Net Inflows (Outflows)	150,709	1,075,556	1,731,916	3,798,647	6,756,828	(609,414)	471,761	154,712	794,573	811,632
Market Appreciation (Depreciation) (d)(f)	(1,334)	920,678	937,393	669,413	2,526,150	117,806	899,517	1,058,785	876,174	2,952,282

Balance, End of Period	$78,195,072	$90,772,735	$74,558,599	$98,734,717	$342,261,123	$67,538,062	$75,081,521	$69,037,961	$74,040,881	$285,698,425

Increase (Decrease)	$149,375	$1,996,234	$2,669,309	$4,468,060	$9,282,978	$(491,608)	$1,371,278	$1,213,497	$1,670,747	$3,763,914
Increase (Decrease)	0%	2%	4%	5%	3%	-1%	2%	2%	2%	1%

	Nine Months Ended
	September 30, 2018					September 30, 2017
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$70,140,883	$83,984,824	$69,914,061	$111,304,230	$335,343,998	$69,110,457	$72,030,054	$66,987,553	$68,964,608	$277,092,672
Inflows, including Commitments (a)	12,675,628	13,108,067	9,477,141	18,719,427	53,980,263	3,907,982	7,540,881	6,551,829	14,704,113	32,704,805
Outflows, including Distributions (b)	(1,565,169)	(1,800,831)	(6,740,849)	(25,141,026)	(35,247,875)	(1,196,502)	(505,558)	(6,928,753)	(2,545,889)	(11,176,702)
Realizations (c)	(3,321,845)	(6,289,487)	(222,751)	(5,650,666)	(15,484,749)	(4,674,190)	(6,408,375)	(702,786)	(8,785,664)	(20,571,015)

Net Inflows (Outflows)	7,788,614	5,017,749	2,513,541	(12,072,265)	3,247,639	(1,962,710)	626,948	(1,079,710)	3,372,560	957,088
Market Appreciation (Depreciation) (d)(g)	265,575	1,770,162	2,130,997	(497,248)	3,669,486	390,315	2,424,519	3,130,118	1,703,713	7,648,665

Balance, End of Period	$78,195,072	$90,772,735	$74,558,599	$98,734,717	$342,261,123	$67,538,062	$75,081,521	$69,037,961	$74,040,881	$285,698,425

Increase (Decrease)	$8,054,189	$6,787,911	$4,644,538	$(12,569,513)	$6,917,125	$(1,572,395)	$3,051,467	$2,050,408	$5,076,273	$8,605,753
Increase (Decrease)	11%	8%	7%	-11%	2%	-2%	4%	3%	7%	3%
Annualized Base Management Fee Rate (e)	1.05%	1.12%	0.70%	0.54%	0.84%	1.08%	1.19%	0.75%	0.72%	0.94%

	Three Months Ended
	September 30, 2018					September 30, 2017
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$119,524,518	$119,399,973	$77,403,078	$123,059,087	$439,386,656	$100,019,716	$104,034,287	$72,476,444	$94,525,834	$371,056,281
Inflows, including Commitments (a)	6,997,499	2,609,037	3,702,238	10,757,146	24,065,920	3,248,138	6,435,310	2,412,443	7,602,999	19,698,890
Outflows, including Distributions (b)	(346,209)	(734,945)	(1,993,964)	(1,672,101)	(4,747,219)	(155,410)	(202,085)	(1,683,872)	(883,424)	(2,924,791)
Realizations (c)	(4,033,482)	(4,039,437)	(70,986)	(2,574,741)	(10,718,646)	(2,392,756)	(3,084,117)	(101,503)	(3,243,203)	(8,821,579)

Net Inflows (Outflows)	2,617,808	(2,165,345)	1,637,288	6,510,304	8,600,055	699,972	3,149,108	627,068	3,476,372	7,952,520
Market Appreciation (d)(h)	4,042,042	2,707,401	964,770	990,908	8,705,121	1,734,291	4,115,449	1,116,051	1,475,154	8,440,945

Balance, End of Period	$126,184,368	$119,942,029	$80,005,136	$130,560,299	$456,691,832	$102,453,979	$111,298,844	$74,219,563	$99,477,360	$387,449,746

Increase	$6,659,850	$542,056	$2,602,058	$7,501,212	$17,305,176	$2,434,263	$7,264,557	$1,743,119	$4,951,526	$16,393,465
Increase	6%	0%	3%	6%	4%	2%	7%	2%	5%	4%

	Nine Months Ended
	September 30, 2018					September 30, 2017
	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total	Private Equity	Real Estate	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$105,560,576	$115,340,363	$75,090,834	$138,136,470	$434,128,243	$100,189,994	$101,963,652	$71,119,718	$93,280,101	$366,553,465
Inflows, including Commitments (a)	16,814,684	11,356,304	10,637,875	23,525,665	62,334,528	7,603,363	12,964,567	8,022,108	17,137,386	45,727,424
Outflows, including Distributions (b)	(1,126,165)	(1,885,608)	(7,665,062)	(25,280,144)	(35,956,979)	(665,409)	(1,279,329)	(7,546,464)	(4,106,393)	(13,597,595)
Realizations (c)	(7,133,993)	(11,033,062)	(253,073)	(6,858,577)	(25,278,705)	(11,355,668)	(14,333,301)	(790,623)	(10,056,112)	(36,535,704)

Net Inflows (Outflows)	8,554,526	(1,562,366)	2,719,740	(8,613,056)	1,098,844	(4,417,714)	(2,648,063)	(314,979)	2,974,881	(4,405,875)
Market Appreciation (d)(i)	12,069,266	6,164,032	2,194,562	1,036,885	21,464,745	6,681,699	11,983,255	3,414,824	3,222,378	25,302,156

Balance, End of Period	$126,184,368	$119,942,029	$80,005,136	$130,560,299	$456,691,832	$102,453,979	$111,298,844	$74,219,563	$99,477,360	$387,449,746

Increase (Decrease)	$20,623,792	$4,601,666	$4,914,302	$(7,576,171)	$22,563,589	$2,263,985	$9,335,192	$3,099,845	$6,197,259	$20,896,281
Increase (Decrease)	20%	4%	7%	-5%	5%	2%	9%	4%	7%	6%

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
(f)

For the three months ended September 30, 2018, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $138.8 million, $(135.7) million and $3.1 million for the Real Estate, Credit and Total segments, respectively. For the three months ended September 30, 2017, such impact was $481.4 million, $383.9 million and $865.4 million for the Real Estate, Credit and Total segments, respectively.

(g)

For the nine months ended September 30, 2018, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $(572.6) million, $(436.2) million and $(1.0) billion for the Real Estate, Credit and Total segments, respectively. For the nine months ended September 30, 2017, such impact was $1.3 million, $1.3 billion, $1.2 billion and $2.5 billion for the Private Equity, Real Estate, Credit and Total segments, respectively.

(h)

For the three months ended September 30, 2018, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(80.5) million, $(155.3) million, $(116.4) million and $(352.2) million for the Private Equity, Real Estate, Credit and Total segments, respectively. For the three months ended September 30, 2017, such impact was $233.8 million, $1.3 billion, $494.3 million and $2.0 billion for the Private Equity, Real Estate, Credit and Total segments, respectively.

(i)

For the nine months ended September 30, 2018, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(350.7) million, $(1.7) billion, $(556.3) million and $(2.6) billion for the Private Equity, Real Estate, Credit and Total segments, respectively. For the nine months ended September 30, 2017, such impact was $839.8 million, $3.0 billion, $1.6 billion and $5.4 billion for the Private Equity, Real Estate, Credit and Total segments, respectively.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $342.3 billion at September 30, 2018, an increase of $9.3 billion, compared to $333.0 billion at June 30, 2018. The net increase was due to:

•	Inflows of $16.7 billion related to:

•

$7.6 billion in our Credit segment driven by $3.1 billion from certain long only and MLP strategies, $2.1 billion of capital raised from new CLO launches and CLO refinancings, $1.5 billion from BIS, $929.4 million from our distressed strategies and $777.5 million from mezzanine funds, partially offset by $1.2 billion of allocations from insurance multi-asset products to other strategies,

•

$3.6 billion in our Real Estate segment driven by $1.8 billion from BREDS, $828.7 million from BREIT, $446.3 million from BPP U.S. and co-investment, $405.2 million from BPP Europe and co-investment and $117.6 million from BREP opportunistic funds and co-investment,

•

$3.3 billion in our Hedge Fund Solutions segment driven by $2.1 billion in customized solutions, $659.9 million in individual investor and specialized solutions and $557.7 million in commingled products, and

•	$2.2 billion in our Private Equity segment driven by $2.0 billion from Tactical Opportunities and $201.0 million from BIP.

•	Market appreciation of $2.5 billion due to:

•	$937.4 million appreciation in our Hedge Fund Solutions segment driven by returns from BAAM’s Principal Solutions Composite of 1.7% gross (1.5% net),

•	$920.7 million appreciation in our Real Estate segment driven by $769.5 million of appreciation from core+ real estate funds and $101.1 million of appreciation from BREDS, and

•

$669.4 million appreciation in our Credit segment driven by $805.0 million of appreciation from market activity ($966.6 million from long only and MLP strategies, offset by $116.3 million from CLOs) and foreign exchange depreciation of $135.7 million mainly related to CLOs and certain long only and MLP strategies.

Offsetting these increases were:

•	Realizations of $6.2 billion primarily driven by:

•	$2.3 billion in our Real Estate segment driven by $1.3 billion from BREP opportunistic funds and co-investment, $657.4 million from BREDS and $374.1 million from core+ real estate funds,

•

$2.2 billion in our Credit segment driven by $1.0 billion from distressed strategies, $647.0 million of capital returned to investors from CLOs that are post their re-investment periods and $330.3 million from mezzanine funds, and

•	$1.6 billion in our Private Equity segment driven by $721.0 million from corporate private equity, $441.5 million from Strategic Partners and $423.0 million from Tactical Opportunities.

•	Outflows of $3.7 billion primarily attributable to:

•	$1.5 billion in our Credit segment driven by $858.0 million from certain long only and MLP strategies and $264.5 million from mezzanine funds, and

•	$1.5 billion in our Hedge Fund Solutions segment driven by $751.2 million from individual investor and specialized solutions and $700.4 million from customized solutions.

BAAM had net inflows of $793.6 million from October 1 through November 1, 2018.

Fee-Earning Assets Under Management were $342.3 billion at September 30, 2018, an increase of $6.9 billion, compared to $335.3 billion at December 31, 2017. The net increase was due to:

•	Inflows of $54.0 billion related to:

•

$18.7 billion in our Credit segment driven by $9.3 billion from certain long only and MLP strategies, $5.9 billion of capital raised from new CLO launches and CLO refinancings, $3.5 billion from BIS, $2.5 billion from our distressed strategies and $1.5 billion from our mezzanine funds, partially offset by $4.3 billion of allocation from insurance multi-asset products to other strategies,

•

$13.1 billion in our Real Estate segment driven by $4.8 billion from BREDS, $2.2 billion from BPP U.S. and co-investment, $2.2 billion from BREIT, $1.8 billion from BPP Europe and co-investment and $1.7 billion from BREP opportunistic funds and co-investment,

•

$12.7 billion in our Private Equity segment driven by $4.9 billion from Tactical Opportunities, $4.7 billion from BIP, $863.8 million from corporate private equity, $819.7 million from multi-asset products, $742.5 million from core private equity and $629.6 million from Strategic Partners, and

•	$9.5 billion in our Hedge Fund Solutions segment driven by $5.1 billion in customized solutions, $3.0 billion in individual investor and specialized solutions and $1.4 billion in commingled products.

•	Market appreciation of $3.7 billion due to:

•	$2.1 billion appreciation in our Hedge Fund Solutions segment driven by returns from BAAM’s Principal Solutions Composite of 4.4% gross (3.8% net),

•

$1.8 million appreciation in our Real Estate segment primarily driven by $1.7 billion of appreciation from core+ real estate funds ($2.1 billion from market appreciation offset by $370.9 million from foreign exchange depreciation), and

•

Partially offset by $497.2 million depreciation in our Credit segment driven by $61.0 million of depreciation from market activity ($1.0 billion from BIS, $380.0 million from CLOs and $159.2 million from distressed strategies, offset by $1.5 billion from certain long only and MLP strategies) and foreign exchange depreciation of $436.2 million mainly related to CLOs, certain long only and MLP strategies and mezzanine funds.

Offsetting these increases were:

•	Outflows of $35.2 billion primarily attributable to:

•	$25.1 billion in our Credit segment driven by the conclusion of our sub-advisory relationship with FS Investments. The remaining outflows were mainly related to certain long only and MLP strategies,

•

$6.7 billion in our Hedge Fund Solutions segment driven by $3.2 billion from customized solutions, $2.1 billion from individual investor and specialized solutions and $1.5 billion from commingled products,

•

$1.8 billion in our Real Estate segment primarily driven by $787.0 million of uninvested capital at the close of a BPP separately managed account’s investment period and $655.4 million of redemptions from the BREDS liquids funds, and

•

$1.6 billion in our Private Equity segment driven by $694.7 million from Tactical Opportunities, $533.3 million from multi-asset products, $210.6 million from corporate private equity and $126.6 million from Strategic Partners.

•	Realizations of $15.5 billion primarily driven by:

•	$6.3 billion in our Real Estate segment driven by $3.1 billion from BREP opportunistic funds and co-investment, $2.2 billion from BREDS and $956.5 million from core+ real estate funds,

•

$5.7 billion in our Credit segment driven by $2.4 billion from distressed strategies, $1.8 billion of capital returned to investors from CLOs that are post their re-investment periods and $825.9 million from mezzanine funds, and

•	$3.3 billion in our Private Equity segment driven by $1.3 billion from Strategic Partners, $1.1 billion from Tactical Opportunities and $972.5 million from corporate private equity.

Total Assets Under Management

Total Assets Under Management were $456.7 billion at September 30, 2018, an increase of $17.3 billion, compared to $439.4 billion at June 30, 2018. The net increase was due to:

•	Inflows of $24.1 billion related to:

•

$10.8 billion in our Credit segment driven by $3.4 billion from certain long only and MLP strategies, $2.1 billion of capital raised from CLO launches and CLO refinancings, $2.6 billion from the new direct lending platform, $2.2 billion from distressed strategies and $1.5 billion from BIS, partially offset by $1.2 billion of allocations from insurance multi-asset products to other strategies,

•	$7.0 billion in our Private Equity segment driven by $3.4 billion from corporate private equity, $3.1 billion from Tactical Opportunities and $419.3 million from BIP,

•

$3.7 billion in our Hedge Fund Solutions segment driven by $2.3 billion in customized solutions, $785.8 million in individual investor and specialized solutions and $577.7 million in commingled products, and

•

$2.6 billion in our Real Estate segment driven by $1.0 billion from BREDS, $828.7 million from BREIT, $413.7 million from BPP U.S. and co-investment, $181.7 million from the BREP opportunistic funds and co-investment and $172.1 million from BPP Europe.

•	Market appreciation of $8.7 billion due to:

•

$4.0 billion appreciation in our Private Equity segment driven by carrying value increase in corporate private equity, Tactical Opportunities and Strategic Partners of 7.5%, 3.7% and 1.4%, respectively, which included $80.5 million of foreign exchange depreciation across the segment,

•

$2.7 billion appreciation in our Real Estate segment driven by $1.5 billion of appreciation from BREP opportunistic funds and co-investment ($1.7 billion from market appreciation offset by $233.2 million of foreign exchange depreciation), $809.7 million of appreciation from core+ real estate funds and $422.9 million of appreciation from BREDS,

•

$990.9 million appreciation in our Credit segment driven by $1.1 billion of appreciation from market activity ($1.0 billion from long only and MLP strategies), partially offset by foreign exchange deprecation of $116.4 million, and

•	$964.8 million appreciation in our Hedge Fund Solutions segment driven by reasons noted above in Fee-Earning Assets Under Management.

Total Assets Under Management market appreciation (depreciation) in our Private Equity and Real Estate segments generally represents the change in fair value of the investments held and typically exceeds the Fee-Earning Assets Under Management market appreciation (depreciation).

Offsetting these increases were:

•	Realizations of $10.7 billion primarily driven by:

•	$4.0 billion in our Real Estate segment driven by $3.3 billion from BREP opportunistic funds and co-investment, $342.0 million from BREDS and $416.4 million from core+ real estate funds,

•

$4.0 billion in our Private Equity segment driven by continued disposition activity across the segment, mainly related to $2.7 billion from corporate private equity, $793.0 million from Strategic Partners and $535.4 million from Tactical Opportunities, and

•

$2.6 billion in our Credit segment driven by $1.2 billion from our distressed strategies, $647.0 million from capital returned to investors from CLOs that are post their re-investment periods and $460.9 million from mezzanine funds.

Total Assets Under Management realizations in our Private Equity and Real Estate segments generally represent the total proceeds and typically exceed the Fee-Earning Assets Under Management realizations which generally represent only the invested capital.

•	Outflows of $4.7 billion primarily attributable to:

•	$2.0 billion in our Hedge Fund Solutions segment driven by $1.2 billion from individual investor and specialized solutions and $739.1 million from customized solutions,

•	$1.7 billion in our Credit segment driven by $895.6 million related to certain long only and MLP strategies, $307.8 million from the refinancing of CLOs and $278.5 million from mezzanine funds, and

•	$734.9 million in our Real Estate segment driven by redemptions from the BREDS liquid funds and the expiration of the BREP VI fund term.

Total Assets Under Management were $456.7 billion at September 30, 2018, an increase of $22.6 billion, compared to $434.1 billion at December 31, 2017. The net increase was due to:

•	Inflows of $62.3 billion related to:

•

$23.5 billion in our Credit segment driven by $9.9 billion from certain long only and MLP strategies, $6.0 billion of capital raised from CLO launches and CLO refinancings, $5.2 billion from distressed strategies, $3.5 billion from BIS, $2.6 billion from our new direct lending platform and $546.0 million from mezzanine funds, partially offset by $4.3 billion of allocations from insurance multi-asset products to other strategies,

•

$16.8 billion in our Private Equity segment driven by $6.0 billion from Tactical Opportunities, $5.0 billion from BIP, $4.4 billion from corporate private equity, $1.0 billion from Strategic Partners and $377.6 million from multi-asset products,

•

$11.4 billion in our Real Estate segment driven by $3.5 billion from BREDS, $2.4 billion from BPP U.S. and co-investment, $2.2 billion from BREIT, $2.1 billion from BREP opportunistic funds and co-investment and $1.2 billion from BPP Europe and co-investment, and

•	$10.6 billion in our Hedge Fund Solutions segment driven by $5.3 billion in customized solutions, $3.9 billion in individual investor and specialized solutions and $1.4 billion in commingled products.

•	Market appreciation of $21.5 billion due to:

•

$12.1 billion in our Private Equity segment driven by carrying value increase in corporate private equity, Strategic Partners and Tactical Opportunities of 23.4%, 13.5% and 12.1%, respectively, which included $350.7 million of foreign exchange depreciation across the segment,

•

$6.2 billion in our Real Estate segment driven by carrying value increases in our opportunistic and core+ real estate funds of 9.2% and 8.4%, respectively, which includes $1.7 billion of foreign exchange depreciation across the segment,

•	$2.2 billion in our Hedge Fund Solutions segment driven by reasons noted above in Fee-Earning Assets Under Management, and

•

$1.0 billion appreciation in our Credit segment driven by $1.4 billion of appreciation from long only and MLP Strategies ($1.6 billion from market appreciation, partially offset by $130.6 million from foreign exchange depreciation) and $537.1 million from mezzanine funds ($727.3 million from market appreciation, partially offset by $190.1 million from foreign exchange depreciation), partially offset by $1.0 billion of market depreciation from BIS.

Offsetting these increases were:

•	Outflows of $36.0 billion primarily attributable to:

•	$25.3 billion in our Credit segment driven by the conclusion of our sub-advisory relationship with FS Investments. The remaining outflows were mainly related to certain long only and MLP strategies,

•

$7.7 billion in our Hedge Fund Solutions segment driven by $3.3 billion from customized solutions, $2.8 billion from individual investors and specialized solutions and $1.6 billion from commingled products,

•	$1.9 billion in our Real Estate segment driven by redemptions from the BREDS liquids funds and the expiration of the BREP VI fund term, and

•	$1.1 billion in our Private Equity segment driven by $519.5 million from Tactical Opportunities, $411.5 million from Strategic Partners and $130.8 million from corporate private equity.

•	Realizations of $25.3 billion primarily driven by:

•	$11.0 billion in our Real Estate segment driven by $8.4 billion from BREP opportunistic funds and co-investment, $1.5 billion from BREDS and $1.0 billion from core+ real estate funds,

•

$7.1 billion in our Private Equity segment driven by continued disposition activity across the segment, mainly related to $3.9 billion from corporate private equity, $1.7 billion from Strategic Partners and $1.5 billion from Tactical Opportunities, and

•

$6.9 billion in our Credit segment driven by $3.1 billion from our distressed strategies, $1.8 billion from capital returned to investors from CLOs that are post their re-investment periods and $1.3 billion from our mezzanine strategies.

Limited Partner Capital Invested

The following presents the limited partner capital invested for each of the respective three month periods:

Note:	Totals may not add due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(Dollars in Thousands)
Limited Partner Capital Invested
Private Equity	$3,725,919	$2,981,402	$12,309,148	$8,640,311
Real Estate	3,778,790	3,977,693	8,741,127	12,770,048
Hedge Fund Solutions (a)	360,748	226,086	572,590	1,094,657
Credit	2,177,565	2,173,242	5,929,711	4,203,434

	$10,043,022	$9,358,423	$27,552,576	$26,708,450

(a)	Limited Partner Capital Invested for the Hedge Fund Solutions segment has been updated for an adjustment applicable to the three months ended March 31, 2017.

Dry Powder

The following presents the dry powder as of quarter end of each period:

Note:	Totals may not add due to rounding.
(a)

Represents illiquid drawdown funds, a component of perpetual capital and fee-paying co-investments; includes fee-paying third party capital as well as general partner and employee capital that does not earn fees. Amounts are reduced by outstanding capital commitments, for which capital has not yet been invested.

	September 30,
	2017	2018
	(Dollars in Thousands)
Dry Powder Available for Investment
Private Equity	$34,908,613	$40,487,283
Real Estate	32,888,192	25,972,044
Hedge Fund Solutions	3,915,873	3,595,061
Credit	20,220,311	24,766,080

	$91,932,989	$94,820,468

Net Accrued Performance Revenues

The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of September 30, 2018 and 2017. Net Accrued Performance Revenues presented do not include clawback amounts, if any, which are disclosed in Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I.

Item 1. Financial Statements” of this filing. The Net Accrued Performance Revenues as of each reporting date is principally unrealized; if realized, such amount can be a significant component of Distributable Earnings.

	September 30,
	2018	2017
	(Dollars in Millions)
Private Equity
BCP IV	$111	$96
BCP V	44	75
BCP VI	1,008	618
BCP VII	166	—
BEP I	155	77
BEP II	66	14
Tactical Opportunities	161	119
Strategic Partners	95	56
BTAS	32	15
Other	11	2

Total Private Equity (a)	1,849	1,072

Real Estate
BREP IV	12	8
BREP V	91	241
BREP VI	106	247
BREP VII	592	611
BREP VIII	386	236
BREP Europe III	1	182
BREP Europe IV	201	395
BREP Europe V	86	9
BREP Asia I	103	84
BPP	207	142
BREIT	18	6
BREDS	21	25
BTAS	29	19

Total Real Estate (a)	1,853	2,205

Hedge Fund Solutions	32	40

Credit	301	241

Total Blackstone Net Accrued Performance Revenues	$4,035	$3,558

(a)	Private Equity and Real Estate include Co-Investments, as applicable.

Net Accrued Performance Revenues receivable was increased by net Performance Revenues of $2.3 billion for the nine months ended September 30, 2018 and decreased by net realized distributions of $1.8 billion for the nine months ended September 30, 2018.

Performance Revenue Eligible Assets Under Management

The following represents our Performance Revenue Eligible Assets Under Management as of September 30, 2018:

Note:	Totals may not add due to rounding.
(a)

Uninvested generally represents dry powder including outstanding capital commitments for which capital has not yet been invested, and excluding non-revenue earning general partner and employee commitments.

Perpetual Capital

The following represents our Perpetual Capital as of September 30, 2018:

Note:	Totals may not add due to rounding.

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

The following table presents the investment record of our significant drawdown funds from inception through September 30, 2018:

			Unrealized Investments			Realized Investments		Total Investments		Net IRRs (c)
Fund (Investment Period Beginning Date / Ending Date)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	N/A	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	N/A	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	17,447	1.4x	—	2,953,649	1.4x	2,971,096	1.4x	7%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	207,524	770,288	0.9x	60%	20,861,464	3.1x	21,631,752	2.9x	41%	36%
BCP V (Dec 2005 / Jan 2011)	21,022,215	1,048,362	2,148,761	1.1x	30%	36,254,085	2.0x	38,402,846	1.9x	9%	8%
BCP VI (Jan 2011 / May 2016)	15,191,118	1,750,783	17,300,679	1.9x	35%	10,388,364	2.1x	27,689,043	1.9x	21%	15%
BEP I (Aug 2011 / Feb 2015)	2,435,346	223,625	2,734,648	1.7x	45%	1,828,396	2.2x	4,563,044	1.9x	25%	15%
BEP II (Feb 2015 / Feb 2021)	4,919,256	1,560,360	3,337,879	1.5x	—	186,221	1.9x	3,524,100	1.5x	48%	17%
BCP VII (May 2016 / May 2022)	18,559,346	10,783,682	9,046,515	1.3x	—	402,432	1.3x	9,448,947	1.3x	21%	22%
BCP Asia (Dec 2017 / Dec 2023) (d)	2,369,469	2,201,623	137,164	1.2x	—	—	N/A	137,164	1.2x	N/A	N/M
BEP III (TBD)	3,198,311	3,198,311	—	N/A	—	—	N/A	—	N/A	N/A	N/A

Total Corporate Private Equity	$82,793,176	$20,998,845	$35,493,381	1.6x	23%	$87,057,856	2.2x	$122,551,237	2.0x	17%	16%

Tactical Opportunities	21,508,073	11,014,336	10,022,805	1.3x	11%	5,777,258	1.7x	15,800,063	1.4x	23%	12%
Tactical Opportunities Co-Investment and Other	4,946,019	1,317,372	3,832,000	1.2x	2%	1,235,479	1.6x	5,067,479	1.3x	28%	16%

Total Tactical Opportunities	$26,454,092	$12,331,708	$13,854,805	1.3x	9%	$7,012,737	1.7x	$20,867,542	1.4x	23%	12%

Strategic Partners I-V and Co-Investment (e)	11,913,117	1,798,461	1,810,766	N/M	—	15,813,541	N/M	17,624,307	1.5x	N/A	13%
Strategic Partners VI LBO, RE and SMA (e)	7,402,171	2,047,468	3,361,831	N/M	—	2,964,370	N/M	6,326,201	1.5x	N/A	20%
Strategic Partners VII (e)	7,669,970	2,396,585	4,669,166	N/M	—	645,883	N/M	5,315,049	1.4x	N/A	40%
Strategic Partners RA II (e)	1,898,154	1,065,577	419,404	N/M	—	32,263	N/M	451,667	1.1x	N/A	18%

Total Strategic Partners	$28,883,412	$7,308,091	$10,261,167	N/M	—	$19,456,057	N/M	$29,717,224	1.5x	N/A	14%

BCEP (Jan 2017 / Jan 2021) (f)	4,755,616	2,603,351	2,351,861	1.1x	—	—	N/A	2,351,861	1.1x	N/A	7%
Other Funds and Co-Investment (g)	1,539,393	325,028	72,084	0.9x	22%	635,564	0.9x	707,648	0.9x	N/M	N/M

Real Estate
Pre-BREP	$140,714	$—	$—	N/A	—	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	—	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	N/A	—	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	301,446	0.4x	24%	4,259,544	2.2x	4,560,990	1.7x	34%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	783,714	1.8x	35%	12,536,269	2.4x	13,319,983	2.3x	12%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,444	—	1,352,439	1.6x	3%	26,167,065	2.6x	27,519,504	2.5x	14%	13%
BREP VII (Aug 2011 / Apr 2015)	13,495,034	2,057,992	11,396,491	1.7x	19%	17,467,417	2.1x	28,863,908	1.9x	28%	17%
BREP VIII (Apr 2015 / Oct 2020)	16,429,229	7,814,227	12,028,819	1.4x	2%	4,328,795	1.5x	16,357,614	1.4x	28%	17%

Total Global BREP	$51,965,288	$9,872,219	$25,862,909	1.5x	11%	$72,294,008	2.3x	$98,156,917	2.0x	19%	16%

BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€—	N/A	—	€1,369,016	2.1x	€1,369,016	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008) (h)	1,629,748	—	105,181	1.0x	—	2,334,143	1.8x	2,439,324	1.7x	8%	8%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,167	463,074	773,749	1.0x	—	5,497,856	2.5x	6,271,605	2.1x	21%	15%
BREP Europe IV (Sep 2013 / Dec 2016)	6,709,145	1,332,728	4,476,835	1.5x	14%	6,957,202	2.0x	11,434,037	1.8x	25%	18%
BREP Europe V (Dec 2016 / Jun 2022)	7,868,436	3,523,103	5,121,036	1.2x	—	14,155	N/M	5,135,191	1.2x	N/M	18%

Total Euro BREP	€20,236,668	€5,318,905	€10,476,801	1.3x	6%	€16,172,372	2.1x	€26,649,173	1.7x	16%	14%

continued...

			Unrealized Investments			Realized Investments		Total Investments		Net IRRs (c)
Fund (Investment Period Beginning Date / Ending Date)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Real Estate (continued)
BREP Asia I (Jun 2013 / Dec 2017)	$5,096,216	$1,759,883	$4,041,221	1.4x	—	$2,883,151	1.8x	$6,924,372	1.5x	21%	15%
BREP Asia II (Dec 2017 / Jun 2023)	7,123,119	6,930,266	348,643	N/M	—	—	N/A	348,643	1.0x	N/M	N/M
BREP Co-Investment (i)	6,892,347	146,573	2,130,069	1.8x	49%	11,818,812	2.1x	13,948,881	2.1x	16%	16%

Total BREP	$95,859,327	$24,880,999	$44,716,236	1.4x	10%	$107,630,873	2.2x	$152,347,109	1.9x	18%	16%

BPP (j)	$25,332,010	$2,797,024	$27,127,479	1.2x	—	$2,693,606	N/M	$29,821,085	1.2x	N/M	11%
BREDS (k)	$13,240,239	$4,078,535	$3,393,396	1.1x	—	$9,712,652	1.3x	$13,106,048	1.2x	11%	11%

Hedge Fund Solutions
BSCH (Dec 2013 / Jun 2020) (l)	$3,298,575	$2,326,290	$1,004,382	1.0x	—	$275,472	N/A	$1,279,854	1.3x	N/A	6%
BSCH Co-Investment	276,000	164,903	102,202	0.9x	—	26,443	N/A	128,645	1.1x	N/A	9%

Total Hedge Fund Solutions	$3,574,575	$2,491,193	$1,106,584	1.0x	—	$301,915	N/A	$1,408,499	1.3x	N/A	6%

Credit (m)
Mezzanine I (Jul 2007 / Oct 2011)	$2,000,000	$97,114	$36,499	0.7x	—	$4,770,982	1.6x	$4,807,481	1.6x	N/A	17%
Mezzanine II (Nov 2011 / Nov 2016)	4,120,000	1,146,274	2,412,906	1.1x	—	4,214,546	1.6x	6,627,452	1.3x	N/A	13%
Mezzanine III (Sep 2016 / Sep 2021)	6,639,133	3,198,430	3,056,152	1.1x	—	781,375	1.5x	3,837,527	1.2x	N/A	13%
Stressed / Distressed Investing I (Sep 2009 / May 2013)	3,253,143	175,000	417,477	0.7x	—	5,573,234	1.5x	5,990,711	1.4x	N/A	11%
Stressed / Distressed Investing II (Jun 2013 / Jun 2018)	5,125,000	584,021	2,501,490	1.1x	—	3,480,028	1.4x	5,981,518	1.2x	N/A	11%
Stressed / Distressed Investing III (Dec 2017 / Dec 2022)	7,356,380	6,357,485	863,400	1.1x	—	248,102	1.2x	1,111,502	1.1x	N/A	N/A
Energy Select Opportunities (Nov 2015 / Nov 2018)	2,856,867	1,108,540	2,032,185	1.2x	—	523,100	1.6x	2,555,285	1.2x	N/A	16%

Euro
European Senior Debt Fund (Feb 2015 / Feb 2019)	€1,964,689	€1,599,931	€1,967,235	1.0x	—	€739,301	1.5x	€2,706,536	1.1x	N/A	10%

Total Credit	$33,616,933	$14,525,185	$13,605,053	1.1x	—	$20,439,621	1.5x	$34,044,674	1.3x	N/A	13%

The returns herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M Not meaningful.

N/A	Not applicable.
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
(c)

Net Internal Rate of Return (“IRR”) represents the annualized inception to September 30, 2018 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and carried interest.

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
(h)

The 8% Realized Net IRR and 8% Total Net IRR exclude investors that opted out of the Hilton investment opportunity. Overall BREP International II performance reflects a 7% Realized Net IRR and a 6% Total Net IRR.

(i)

BREP Co-Investment represents co-investment capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s realized proceeds and unrealized value, as applicable, after management fees, expenses and carried interest.

(j)	BPP represents the core+ real estate funds which invest with a more modest risk profile and lower leverage. Excludes BREIT.
(k)	Excludes Capital Trust drawdown funds.
(l)	BSCH, or Blackstone Strategic Capital Holdings, is focused on acquiring strategic minority positions in alternative asset managers.
(m)	Funds presented represent the flagship credit drawdown funds only. The Total Credit Net IRR is the combined IRR of the eight credit drawdown funds presented.

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

Private Equity

The following table presents the results of operations for our Private Equity segment:

	Three Months Ended September 30,		2018 vs. 2017		Nine Months Ended September 30,		2018 vs. 2017
	2018	2017	$	%	2018	2017	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net
Base Management Fees	$205,893	$182,764	$23,129	13%	$584,375	$537,154	$47,221	9%
Transaction, Advisory and Other Fees, Net	21,709	8,748	12,961	148%	45,583	42,213	3,370	8%
Management Fee Offsets	(4,973)	(1,088)	(3,885)	357%	(12,517)	(17,031)	4,514	-27%

Total Management and Advisory Fees, Net	222,629	190,424	32,205	17%	617,441	562,336	55,105	10%

Performance Revenues
Realized Performance Allocations	290,012	101,918	188,094	185%	505,306	882,767	(377,461)	-43%
Unrealized Performance Allocations	242,613	80,326	162,287	202%	1,138,203	(104,143)	1,242,346	N/M

Total Performance Revenues	532,625	182,244	350,381	192%	1,643,509	778,624	864,885	111%

Principal Investment Income (Loss)
Realized	44,408	7,077	37,331	527%	83,346	129,539	(46,193)	-36%
Unrealized	19,140	17,300	1,840	11%	120,755	(49,114)	169,869	N/M

Total Principal Investment Income	63,548	24,377	39,171	161%	204,101	80,425	123,676	154%
Interest and Dividend Revenue	13,258	9,046	4,212	47%	33,350	23,629	9,721	41%
Other	3,252	(8,346)	11,598	N/M	13,511	(26,270)	39,781	N/M

Total Revenues	835,312	397,745	437,567	110%	2,511,912	1,418,744	1,093,168	77%

Expenses
Compensation	117,031	96,166	20,865	22%	320,558	270,445	50,113	19%
Performance Compensation
Realized Performance Allocations	106,401	48,019	58,382	122%	207,959	292,712	(84,753)	-29%
Unrealized Performance Allocations	119,135	45,484	73,651	162%	491,684	28,347	463,337	N/M

Total Compensation and Benefits	342,567	189,669	152,898	81%	1,020,201	591,504	428,697	72%
Interest Expense	12,139	10,804	1,335	12%	35,045	31,959	3,086	10%
Other Operating Expenses	36,654	32,166	4,488	14%	103,852	88,519	15,333	17%

Total Expenses	391,360	232,639	158,721	68%	1,159,098	711,982	447,116	63%

Economic Income	$443,952	$165,106	$278,846	169%	$1,352,814	$706,762	$646,052	91%

N/M	Not meaningful.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenues

Revenues were $835.3 million for the three months ended September 30, 2018, an increase of $437.6 million compared to $397.7 million for the three months ended September 30, 2017. The increase in Revenues was primarily attributable to increases of $350.4 million in Performance Revenues, $39.2 million in Principal Investment Income and $32.2 million in Management and Advisory Fees, Net.

Revenues in our Private Equity segment in the third quarter of 2018 were higher compared to the third quarter of 2017, primarily driven by increased Performance Revenues largely due to positive performance in our public and private corporate private equity investments, with particular strength in energy and technology holdings. The market environment continues to be generally characterized by high prices, which can make deployment of capital more difficult. Nonetheless, in the third quarter of 2018 we deployed $3.3 billion and committed an additional $2.2 billion of capital across the segment. In addition, decelerating growth in certain sectors may contribute to a more challenging environment for our portfolio companies. Realizations of $4.0 billion in the quarter were driven by activity across our corporate private equity funds, Strategic Partners and Tactical Opportunities, although volatility, including as a result of growing macroeconomic and geopolitical concerns, could be a factor in fewer realizations going forward. Interest rates are expected to continue to rise throughout the remainder of 2018 and into 2019 and will likely increase the cost of debt financing for us and our portfolio companies. Rising interest rates, as well as a stronger U.S. dollar and higher inflation, would also likely negatively impact revenues in our Private Equity segment, particularly if not occurring against a backdrop of corresponding economic growth. Revenues in the Private Equity segment would also likely be negatively impacted if pressure on wages and other inputs and higher tariffs increasingly pressure profit margins. See “Item 1A. Risk Factors — Risks Related to Our Business — Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Performance Revenues were $532.6 million for the three months ended September 30, 2018, an increase of $350.4 million compared to $182.2 million for the three months ended September 30, 2017, driven by corporate private equity. Corporate private equity carrying value increased 7.5% in the three months ended September 30, 2018 compared to 3.3% in the three months ended September 30, 2017.

Principal Investment Income was $63.5 million for the three months ended September 30, 2018, an increase of $39.2 million compared to $24.4 million for the three months ended September 30, 2017, primarily driven by an increase in the appreciation of our investment holdings.

Management and Advisory Fees, Net were $222.6 million for the three months ended September 30, 2018, and increase of $32.2 million compared to $190.4 million for the three months ended September 30, 2017, primarily driven by an increase in Base Management Fees. Base Management Fees were $205.9 million for the three months ended September 30, 2018, an increase of $23.1 million compared to $182.8 million for the three months ended September 30, 2017, primarily due to the launch of BCP Asia and the third vintage of Tactical Opportunities.

Expenses

Expenses were $391.4 million for the three months ended September 30, 2018, an increase of $158.7 million compared to $232.6 million for the three months ended September 30, 2017. The increase was primarily attributable to an increase of $152.9 million in Total Compensation and Benefits. The increase in Total Compensation and Benefits was primarily due to an increase of $132.0 million in Performance Compensation and $20.9 million in Compensation. Performance Compensation increased as a result of the increase in Performance Revenues. Compensation increased primarily due to the increase in Management and Advisory Fees, Net, on which a portion of compensation is based, as well as an increase in headcount in our infrastructure initiative.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenues

Revenues were $2.5 billion for the nine months ended September 30, 2018, an increase of $1.1 billion compared to $1.4 billion for the nine months ended September 30, 2017. The increase in Revenues was primarily attributable to increases of $864.9 million in Performance Revenues, $123.7 million in Principal Investment Income and $55.1 million in Management and Advisory Fees, Net.

Performance Revenues were $1.6 billion for the nine months ended September 30, 2018, an increase of $864.9 million, compared to $778.6 million for the nine months ended September 30, 2017, driven by corporate private equity. Corporate private equity carrying value increased 23.4% in the nine months ended September 30, 2018 compared to 12.1% in the nine months ended September 30, 2017.

Principal Investment Income was $204.1 million for the nine months ended September 30, 2018, an increase of $123.7 million, compared to $80.4 million for the nine months ended September 30, 2017. The increase was due to an increase in the appreciation of our investment holdings.

Management and Advisory Fees, Net were $617.4 million for the nine months ended September 30, 2018, an increase of $55.1 million compared to $562.3 million for the nine months ended September 30, 2017, primarily driven by an increase in Base Management Fees. Base Management Fees were $584.4 million for the nine months ended September 30, 2018, an increase of $47.2 million compared to $537.2 million for the nine months ended September 30, 2017, primarily due to the launch of BCP Asia and the third vintage of Tactical Opportunities.

Expenses

Expenses were $1.2 billion for the nine months ended September 30, 2018, an increase of $447.1 million compared to $712.0 million for the nine months ended September 30, 2017. The increase was primarily attributable to an increase of $428.7 million in Total Compensation and Benefits. The increase in Total Compensation and Benefits was primarily due to increases of $378.6 million in Performance Compensation and $50.1 million in Compensation. Performance Compensation increased as a result of the increase in Performance Revenues. Compensation increased primarily due to the increase in Management and Advisory Fees, Net, on which a portion of compensation is based, as well as an increase in headcount in our infrastructure initiative.

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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended September 30,				Nine Months Ended September 30,				September 30, 2018 Inception to Date
	2018		2017		2018		2017		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	10%	9%	10%	9%	28%	24%	7%	6%	55%	41%	50%	36%
BCP V	-2%	-2%	5%	4%	11%	8%	9%	7%	11%	9%	10%	8%
BCP VI	7%	6%	3%	3%	24%	20%	18%	14%	27%	21%	20%	15%
BCP VII	12%	8%	4%	N/M	35%	22%	11%	N/M	60%	21%	40%	22%
BEP I	7%	6%	-2%	-2%	27%	23%	6%	5%	32%	25%	19%	15%
BEP II	10%	7%	4%	1%	29%	18%	17%	8%	73%	48%	31%	17%
BCOM	2%	2%	4%	4%	4%	3%	-10%	-11%	13%	7%	13%	6%
Tactical Opportunities	5%	3%	4%	3%	12%	9%	12%	13%	28%	23%	15%	12%
Tactical Opportunities Co-Investment and Other	2%	1%	5%	4%	14%	11%	23%	18%	29%	28%	19%	16%
Strategic Partners I-V and Co-Investment (b)	—	—	4%	5%	4%	3%	8%	8%	N/A	N/A	16%	13%
Strategic Partners VI
LBO, RE and SMA (b)	1%	1%	4%	3%	14%	12%	12%	10%	N/A	N/A	25%	20%
Strategic Partners VII (b)	2%	1%	18%	14%	22%	18%	88%	68%	N/A	N/A	50%	40%
Strategic Partners RA II (b)	2%	1%	N/M	N/M	24%	17%	N/M	N/M	N/A	N/A	26%	18%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and carried interest allocations.
(b)	Realizations are treated as return of capital until fully recovered and therefore inception to date realized returns are not applicable.

The corporate private equity funds within the Private Equity segment have five funds with closed investment periods: BCP IV, BCP V, BCP VI, BCOM and BEP I. As of September 30, 2018, BCP IV was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes based on the timings of fund closings, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner is subject to equalization such that (a) the general partner accrues carried interest when the respective carried interest for either fund class is positive and (b) the general partner realizes carried interest so long as clawback obligations, if any, for either of the respective fund classes are fully satisfied. During the quarter, both fund classes in aggregate were above their respective carried interest thresholds. BCP VI is currently above its carried interest threshold. BCOM is currently above its carried interest threshold and has generated inception to date positive returns. We are entitled to retain previously realized carried interest up to 20% of BCOM’s net gains. As a result, Performance Revenues are recognized from BCOM on current period gains and losses. BEP I is currently above its carried interest threshold.

Real Estate

The following table presents the results of operations for our Real Estate segment:

	Three Months Ended September 30,		2018 vs. 2017		Nine Months Ended September 30,		2018 vs. 2017
	2018	2017	$	%	2018	2017	$	%
	(Dollars in Thousands)
Revenues
Management Fees, Net
Base Management Fees	$254,088	$224,048	$30,040	13%	$730,294	$649,792	$80,502	12%
Transaction and Other Fees, Net	45,678	20,616	25,062	122%	92,625	57,982	34,643	60%
Management Fee Offsets	(8,265)	(4,232)	(4,033)	95%	(13,718)	(12,800)	(918)	7%

Total Management Fees, Net	291,501	240,432	51,069	21%	809,201	694,974	114,227	16%

Performance Revenues
Realized Incentive Fees	5,898	3,778	2,120	56%	21,667	11,538	10,129	88%
Realized Performance Allocations	297,710	307,932	(10,222)	-3%	800,649	1,217,246	(416,597)	-34%
Unrealized Performance Allocations	31,877	273,731	(241,854)	-88%	97,741	355,373	(257,632)	-72%

Total Performance Revenues	335,485	585,441	(249,956)	-43%	920,057	1,584,157	(664,100)	-42%

Principal Investment Income (Loss)
Realized	16,197	44,449	(28,252)	-64%	81,086	221,627	(140,541)	-63%
Unrealized	269	(8,319)	8,588	N/M	(25,088)	(112,691)	87,603	-78%

Total Principal Investment Income	16,466	36,130	(19,664)	-54%	55,998	108,936	(52,938)	-49%
Interest and Dividend Revenue	18,556	15,461	3,095	20%	48,178	42,048	6,130	15%
Other	4,190	(13,108)	17,298	N/M	13,150	(39,223)	52,373	N/M

Total Revenues	666,198	864,356	(198,158)	-23%	1,846,584	2,390,892	(544,308)	-23%

Expenses
Compensation	124,475	105,753	18,722	18%	346,898	318,721	28,177	9%
Performance Compensation
Realized Incentive Fees	3,289	1,967	1,322	67%	11,319	6,011	5,308	88%
Realized Performance Allocations	89,879	104,112	(14,233)	-14%	253,295	408,580	(155,285)	-38%
Unrealized Performance Allocations	48,898	105,640	(56,742)	-54%	76,698	187,686	(110,988)	-59%

Total Compensation and Benefits	266,541	317,472	(50,931)	-16%	688,210	920,998	(232,788)	-25%
Interest Expense	13,584	15,028	(1,444)	-10%	39,122	44,450	(5,328)	-12%
Other Operating Expenses	39,787	33,256	6,531	20%	105,230	97,499	7,731	8%

Total Expenses	319,912	365,756	(45,844)	-13%	832,562	1,062,947	(230,385)	-22%

Economic Income	$346,286	$498,600	$(152,314)	-31%	$1,014,022	$1,327,945	$(313,923)	-24%

N/M	Not meaningful.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenues

Revenues were $666.2 million for the three months ended September 30, 2018, a decrease of $198.2 million compared to $864.4 million for the three months ended September 30, 2017. The decrease in Revenues was primarily attributable to decreases of $250.0 million in Performance Revenues and $19.7 million in Principal Investment Income, partially offset by increases of $51.1 million in Management Fees, Net and $17.3 million in Other Revenue.

Revenues in our Real Estate segment in the third quarter of 2018 were lower compared to the third quarter of 2017, primarily driven by lower Performance Revenues resulting from lower appreciation in our real estate opportunistic funds. In the third quarter of 2018, foreign currency fluctuations, particularly with respect to the Indian rupee, adversely impacted appreciation in our real estate opportunistic funds. Overall, operating trends in our Real Estate portfolio remain stable and supply-demand fundamentals remain positive in most markets, although decelerating growth in certain sectors, including retail, may contribute to a more challenging environment for our portfolio companies. As a result of less distress and rising asset values compared to prior years in the United States, capital deployment in opportunistic investments continues to be difficult. Nonetheless, our Real Estate funds deployed $4.1 billion and committed an additional $2.7 billion of capital in the quarter, with more than 50% of such aggregate capital invested or committed outside of the United States. Volatility, including as a result of growing macroeconomic and geopolitical concerns, could be a factor in fewer realizations going forward, although our Real Estate funds had $4.0 billion of realizations in the third quarter. Interest rates are expected to continue to rise throughout the remainder of 2018 and into 2019 and will likely increase the cost of debt financing for our real estate businesses and assets. Rising interest rates, as well as a stronger U.S. dollar and higher inflation, would also likely negatively impact revenues in our Real Estate segment, particularly if not occurring against a backdrop of economic strength and improving fundamentals. Revenues in our Real Estate segment would also likely be negatively impacted if pressure on wages and other inputs increasingly pressure profit margins. See “Item 1A. Risk Factors — Risks Related to Our Business — Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Performance Revenues were $335.5 million for the three months ended September 30, 2018, a decrease of $250.0 million compared to $585.4 million for the three months ended September 30, 2017. The decrease in Performance Revenues was due to lower net appreciation of investment holdings in our BREP opportunistic funds compared to the comparable period in 2017. For the three months ended September 30, 2018, the carrying value of investments for our BREP opportunistic funds increased 3.0% compared to 5.5% in the three months ended September 30, 2017.

Principal Investment Income was $16.5 million for the three months ended September 30, 2018, a decrease of $19.7 million compared to $36.1 million for the three months ended September 30, 2017. The decrease in Principal Investment Income was primarily due to lower net appreciation of the Partnership’s principal investments.

Management Fees, Net were $291.5 million for the three months ended September 30, 2018, an increase of $51.1 million compared to $240.4 million for the three months ended September 30, 2017, driven primarily by an increase in Base Management Fees. Base Management Fees were $254.1 million for the three months ended September 30, 2018, an increase of $30.0 million compared to $224.0 million for the three months ended September 30, 2017, primarily due to AUM growth in our core+ real estate funds and the launch of BREP Asia II in the fourth quarter of 2017, partially offset by a decrease due to the expiration of the BREP VI fund term.

Other Revenue was $4.2 million for the three months ended September 30, 2018, an increase of $17.3 million compared to $(13.1) million for the three months ended September 30, 2017, primarily due to foreign exchange gain on our euro denominated bonds.

Expenses

Expenses were $319.9 million for the three months ended September 30, 2018, a decrease of $45.8 million compared to $365.8 million for the three months ended September 30, 2017. The decrease was primarily attributable to a decrease of $50.9 million in Total Compensation and Benefits. The decrease in Total Compensation and Benefits was due to a decrease in Performance Compensation of $69.7 million, partially offset by an increase of $18.7 million in Compensation. Performance Compensation decreased as a result of the decrease in Performance Revenues. The increase in Compensation was primarily due to the increase in Management Fees, Net, on which a portion of compensation is based.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenues

Revenues were $1.8 billion for the nine months ended September 30, 2018, a decrease of $544.3 million compared to $2.4 billion for the nine months ended September 30, 2017. The decrease in Revenues was primarily attributable to decreases of $664.1 million in Performance Revenues and $52.9 million in Principal Investment Income, partially offset by increases of $114.2 million in Management Fees, Net and $52.4 million in Other Revenue.

Performance Revenues were $920.1 million for the nine months ended September 30, 2018, a decrease of $664.1 million compared to $1.6 billion for the nine months ended September 30, 2017. Performance Revenues decreased due to the lower net appreciation of investment holdings in our BREP opportunistic funds compared to the comparable period in 2017. For the nine months ended September 30, 2018, the carrying value of investments for our BREP opportunistic funds increased 9.2% compared to 15.0% for the nine months ended September 30, 2017.

Principal Investment Income was $56.0 million for the nine months ended September 30, 2018, a decrease of $52.9 million compared to $108.9 million for the nine months ended September 30, 2017, primarily due to lower net appreciation of the Partnership’s principal investments.

Management Fees, Net were $809.2 million for the nine months ended September 30, 2018, an increase of $114.2 million compared to $695.0 million for the nine months ended September 30, 2017, primarily driven by an increase in Base Management Fees. Base Management Fees were $730.3 million for the nine months ended September 30, 2018, an increase of $80.5 million compared to $649.8 million for the nine months ended September 30, 2017, primarily due to AUM growth in our core+ real estate funds, the launch of BREP Europe V in the fourth quarter of 2016 (and the corresponding expiration of its fee holiday in the second quarter of 2017) and the launch of BREP Asia II in the fourth quarter of 2017, partially offset by a decrease due to the expiration of the BREP VI fund term.

Other Revenue was $13.2 million for the nine months ended September 30, 2018, an increase of $52.4 million compared to $(39.2) million for the nine months ended September 30, 2017, primarily due to foreign exchange gain on our euro denominated bonds.

Expenses

Expenses were $832.6 million for the nine months ended September 30, 2018, a decrease of $230.4 million compared to $1.1 billion for the nine months ended September 30, 2017. The decrease was primarily attributable to a decrease of $232.8 million in Total Compensation and Benefits. The decrease in Total Compensation and Benefits was attributable to a decrease of $261.0 million in Performance Compensation, partially offset by an increase of $28.2 million in Compensation. Performance Compensation decreased as a result of the decrease in Performance Revenues. The increase in Compensation was primarily due to the increase in Management Fees, Net, on which a portion of compensation is based.

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

The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	Three Months Ended September 30,				Nine Months Ended September 30,				September 30, 2018 Inception to Date
	2018		2017		2018		2017		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP IV	-4%	-3%	—	—	4%	4%	1%	1%	59%	34%	22%	12%
BREP V	-9%	-8%	8%	7%	1%	—	11%	10%	15%	12%	14%	11%
BREP VI	4%	3%	11%	10%	4%	3%	21%	17%	18%	14%	17%	13%
BREP VII	2%	2%	8%	6%	7%	5%	15%	12%	38%	28%	24%	17%
BREP VIII	5%	5%	4%	3%	15%	11%	18%	12%	41%	28%	26%	17%
BREP International II (b)(c)	4%	3%	7%	7%	19%	16%	13%	12%	10%	8%	9%	8%
BREP Europe III (b)	-10%	-7%	4%	3%	-6%	-5%	19%	15%	31%	21%	24%	15%
BREP Europe IV (b)	5%	4%	2%	2%	17%	13%	26%	20%	35%	25%	25%	18%
BREP Europe V (b)	5%	4%	10%	6%	18%	13%	N/M	N/M	N/M	N/M	31%	18%
BREP Asia I	2%	1%	3%	2%	6%	4%	19%	13%	30%	21%	23%	15%
BREP Asia II	N/M	N/M	N/A	N/A	N/M	N/M	N/A	N/A	N/M	N/M	N/M	N/M
BREP Co-Investment (d)	2%	2%	9%	8%	5%	4%	16%	15%	18%	16%	18%	16%
BPP (e)	3%	2%	3%	3%	8%	7%	10%	8%	N/M	N/M	13%	11%
BREDS Drawdown	2%	1%	4%	3%	7%	5%	12%	11%	15%	11%	15%	11%
BREDS Liquid (f)	2%	2%	2%	1%	8%	6%	9%	7%	N/A	N/A	11%	8%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M Not meaningful.

N/A Not applicable.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance revenues.
(b)	Euro-based internal rates of return.
(c)

The 8% Realized Net IRR and 8% Total Net IRR exclude investors that opted out of the Hilton investment opportunity. Overall BREP International II Performance reflects a 7% Realized Net IRR and a 6% Total Net IRR.

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

As of September 30, 2018, the investment period for BREP International II had expired and the fund was not above its carried interest threshold. BREP International II Investors that opted out of the Hilton investment opportunity are not expected to exceed the carried interest threshold in future periods. However, since gains are not earned pro rata, it is possible that certain BREP International II investors who participated in the Hilton investment opportunity will exceed the carried interest threshold in future periods.

The Real Estate segment has three funds in their investment period, which were above their respective carried interest thresholds as of September 30, 2018: BREP VIII, BREP Europe V and BREDS III.

Hedge Fund Solutions

The following table presents the results of operations for our Hedge Fund Solutions segment:

	Three Months Ended				Nine Months Ended
	September 30,		2018 vs. 2017		September 30,		2018 vs. 2017
	2018	2017	$	%	2018	2017	$	%
	(Dollars in Thousands)
Revenues
Management Fees, Net
Base Management Fees	$129,554	$129,410	$144	0%	$388,335	$386,576	$1,759	0%
Transaction and Other Fees, Net	766	48	718	N/M	1,923	2,003	(80)	-4%
Management Fee Offsets	—	(28)	28	-100%	—	(28)	28	-100%

Total Management Fees, Net	130,320	129,430	890	1%	390,258	388,551	1,707	0%

Performance Revenues
Realized Incentive Fees	3,847	12,186	(8,339)	-68%	18,905	32,821	(13,916)	-42%
Realized Performance Allocations	138	2,031	(1,893)	-93%	2,527	3,075	(548)	-18%
Unrealized Performance Allocations	13,171	10,327	2,844	28%	28,162	43,991	(15,829)	-36%

Total Performance Revenues	17,156	24,544	(7,388)	-30%	49,594	79,887	(30,293)	-38%

Principal Investment Income
Realized	2,024	1,316	708	54%	10,430	909	9,521	N/M
Unrealized	8,474	12,723	(4,249)	-33%	4,073	42,594	(38,521)	-90%

Total Principal Investment Income	10,498	14,039	(3,541)	-25%	14,503	43,503	(29,000)	-67%
Interest and Dividend Revenue	6,672	5,316	1,356	26%	16,636	13,987	2,649	19%
Other	(639)	(5,859)	5,220	-89%	6,692	(18,189)	24,881	N/M

Total Revenues	164,007	167,470	(3,463)	-2%	477,683	507,739	(30,056)	-6%

Expenses
Compensation	50,213	44,347	5,866	13%	148,599	139,312	9,287	7%
Performance Compensation
Realized Incentive Fees	3,284	5,862	(2,578)	-44%	11,473	16,973	(5,500)	-32%
Realized Performance Allocations	1,314	1,022	292	29%	4,666	1,590	3,076	193%
Unrealized Performance Allocations	4,142	3,541	601	17%	9,100	15,931	(6,831)	-43%

Total Compensation and Benefits	58,953	54,772	4,181	8%	173,838	173,806	32	0%
Interest Expense	6,459	6,763	(304)	-4%	18,630	19,994	(1,364)	-7%
Other Operating Expenses	20,753	17,958	2,795	16%	58,032	50,655	7,377	15%

Total Expenses	86,165	79,493	6,672	8%	250,500	244,455	6,045	2%

Economic Income	$77,842	$87,977	$(10,135)	-12%	$227,183	$263,284	$(36,101)	-14%

N/M Not meaningful.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenues

Revenues were $164.0 million for the three months ended September 30, 2018, a decrease of $3.5 million compared to $167.5 million for the three months ended September 30, 2017. The decrease in Revenues was primarily attributable to decreases of $7.4 million in Performance Revenues and $3.5 million in Principal Investment Income, partially offset by an increase of $5.2 million in Other Revenue.

Revenues in our Hedge Fund Solutions segment in the third quarter of 2018 were modestly lower compared to the third quarter of 2017 driven in part by lower Performance Revenues as a result of slightly lower returns in a number of strategies. Interest rates are expected to rise throughout the remainder of 2018 and into 2019. To the extent such rise occurs in a strong equity market environment, we do not expect such rise to have a material direct impact on overall revenues in our Hedge Fund Solutions segment. Hedge Fund Solutions revenues, however, would likely be negatively impacted in the event of a significant or sustained decline in global, regional or sector asset prices, deterioration of global market conditions, or withdrawal of assets by investors as a result of liquidity needs, performance or other reasons. See “Item 1A. Risk Factors — Risks Related to Our Business — Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “— Hedge fund investments are subject to numerous additional risks.” in our Annual Report on Form 10-K for the year ended December 31, 2017. The segment operates multiple business lines, manages strategies that are both long and short asset classes and generates a majority of its revenue through management fees, which we believe may provide a level of downside protection to Hedge Fund Solutions revenues. Over time we anticipate an increasing change in the mix of our product offerings to products whose performance-based fees represent a more significant proportion of the fees than has historically been the case for such products.

Performance Revenue was $17.2 million for the three months ended September 30, 2018, a decrease of $7.4 million compared to $24.5 million for the three months ended September 30, 2017. The decrease was primarily driven by lower returns across a number of strategies, including customized solutions and commingled products, compared to the third quarter of 2017.

Principal Investment Income was $10.5 million for the three months ended September 30, 2018, a decrease of $3.5 million compared to $14.0 million for the three months ended September 30, 2017. The decrease was primarily due to lower returns in investments of which Blackstone owns a share compared to the third quarter of 2017.

Other Revenue was $(0.6) million for the three months ended September 30, 2018, an increase of $5.2 million compared to $(5.9) million for the three months ended September 30, 2017. The increase was primarily due to foreign exchange gain on our euro denominated bonds.

Expenses

Expenses were $86.2 million for the three months ended September 30, 2018, an increase of $6.7 million compared to $79.5 million for the three months ended September 30, 2017. The increase was primarily attributable to increases of $4.2 million in Total Compensation and Benefits and $2.8 million in Other Operating Expenses. The increase in Total Compensation and Benefits was due to an increase in Compensation of $5.9 million, partially offset by a decrease of $1.7 million in Performance Compensation. The increase in Compensation was mainly due to a lower deferral on Compensation. Performance Compensation decreased as a result of the decrease in Performance Revenues. The increase in Other Operating Expenses was due to an increase in professional fees.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenues

Revenues were $477.7 million for the nine months ended September 30, 2018, a decrease of $30.1 million compared to $507.7 million for the nine months ended September 30, 2017. The decrease in Revenues was primarily attributable to decreases of $30.3 million in Performance Revenues and $29.0 million in Principal Investment Income, partially offset by an increase of $24.9 million in Other Revenue.

Performance Revenues were $49.6 million for the nine months ended September 30, 2018, a decrease of $30.3 million compared to $79.9 million for the nine months ended September 30, 2017. The decrease was primarily driven by lower returns across a number of strategies, including customized solutions, commingled products, individual investor and specialized solutions, compared to the third quarter of 2017.

Principal Investment Income was $14.5 million for the nine months ended September 30, 2018, a decrease of $29.0 million compared to $43.5 million for the nine months ended September 30, 2017. The decrease was primarily due to lower returns in investments of which Blackstone owns a share compared to the third quarter of 2017.

Other Revenue was $6.7 million for the nine months ended September 30, 2018, an increase of $24.9 million compared to $(18.2) million for the nine months ended September 30, 2017. The increase was primarily due to foreign exchange gain on our euro denominated bonds.

Expenses

Expenses were $250.5 million for the nine months ended September 30, 2018, an increase of $6.0 million compared to $244.5 million for the nine months ended September 30, 2017. The increase was primarily attributable to an increase of $7.4 million in Other Operating Expenses, partially offset by a decrease of $1.4 million in Interest Expense. The increase in Other Operating Expenses was due to an increase in professional fees. The decrease in Interest Expense was due to lower overall interest expense on Blackstone’s bonds following the October 2017 issuance of new bonds and redemption of previously outstanding bonds.

Operating Metrics

The following table presents information regarding our Incentive Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees		Estimated % Above High Water Mark / Benchmark (a)
	As of September 30,		As of September 30,
	2017	2018	2017	2018
	(Dollars in Thousands)
BAAM-Managed Funds (b)	$39,369,024	$44,823,114	89%	92%

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

(b)

For the BAAM-managed funds, at September 30, 2018 the incremental appreciation needed for the 8% of Fee-Earning Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $410.4 million, an increase of $46.9 million, compared to $363.5 million at September 30, 2017. Of the Fee-Earning Assets Under Management below their respective High Water Marks/Benchmarks as of September 30, 2018, 19% were within 5% of reaching their respective High Water Mark.

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

The following table presents the return information of the BAAM Principal Solutions Composite:

	Three Months Ended September 30,				Nine Months Ended September 30,				Average Annual Returns (a)
									Periods Ended September 30, 2018
	2018		2017		2018		2017		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Principal Solutions Composite (b)	2%	2%	2%	2%	4%	4%	7%	6%	6%	5%	6%	5%	6%	5%	7%	6%

The returns presented represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
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

Credit

The following table presents the results of operations for our Credit segment:

	Three Months Ended September 30,		2018 vs. 2017		Nine Months Ended September 30,		2018 vs. 2017
	2018	2017	$	%	2018	2017	$	%
	(Dollars in Thousands)
Revenues
Management Fees, Net
Base Management Fees	$132,071	$133,680	$(1,609)	-1%	$418,673	$410,706	$7,967	2%
Transaction and Other Fees, Net	5,791	2,883	2,908	101%	11,791	9,211	2,580	28%
Management Fee Offsets	(3,093)	(4,867)	1,774	-36%	(9,107)	(27,379)	18,272	-67%

Total Management Fees, Net	134,769	131,696	3,073	2%	421,357	392,538	28,819	7%

Performance Revenues
Realized Incentive Fees	55	19,549	(19,494)	-100%	1,298	77,968	(76,670)	-98%
Realized Performance Allocations	4,798	23,113	(18,315)	-79%	57,373	46,950	10,423	22%
Unrealized Performance Allocations	11,270	43,041	(31,771)	-74%	103,588	83,833	19,755	24%

Total Performance Revenues	16,123	85,703	(69,580)	-81%	162,259	208,751	(46,492)	-22%

Principal Investment Income (Loss)
Realized	2,991	7,346	(4,355)	-59%	14,098	11,894	2,204	19%
Unrealized	821	(4,320)	5,141	N/M	(4,932)	4,493	(9,425)	N/M

Total Principal Investment Income	3,812	3,026	786	26%	9,166	16,387	(7,221)	-44%
Interest and Dividend Revenue	11,450	8,062	3,388	42%	29,884	20,420	9,464	46%
Other	2,289	(6,831)	9,120	N/M	9,261	(21,218)	30,479	N/M

Total Revenues	168,443	221,656	(53,213)	-24%	631,927	616,878	15,049	2%

Expenses
Compensation	62,482	56,532	5,950	11%	191,863	168,604	23,259	14%
Performance Compensation
Realized Incentive Fees	678	10,503	(9,825)	-94%	864	38,845	(37,981)	-98%
Realized Performance Allocations	2,848	9,352	(6,504)	-70%	32,982	21,839	11,143	51%
Unrealized Performance Allocations	6,009	20,869	(14,860)	-71%	45,128	38,013	7,115	19%

Total Compensation and Benefits	72,017	97,256	(25,239)	-26%	270,837	267,301	3,536	1%
Interest Expense	8,741	8,154	587	7%	25,249	24,090	1,159	5%
Other Operating Expenses	31,551	23,237	8,314	36%	91,189	72,244	18,945	26%

Total Expenses	112,309	128,647	(16,338)	-13%	387,275	363,635	23,640	7%

Economic Income	$56,134	$93,009	$(36,875)	-40%	$244,652	$253,243	$(8,591)	-3%

N/M Not meaningful.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenues

Revenues were $168.4 million for the three months ended September 30, 2018, a decrease of $53.2 million compared to $221.7 million for the three months ended September 30, 2017. This change was primarily attributable to a decrease of $69.6 million in Performance Revenues, partially offset by an increase of $9.1 million in Other Revenue.

Revenues in our Credit segment in the third quarter of 2018 were lower compared to the third quarter of 2017, primarily driven by lower Performance Revenues as a result of the conclusion of our investment sub-advisory relationship with FS Investments in April 2018 and lower returns in performing credit and distressed strategies. Despite increasing interest rates, the interest rate environment remains relatively low. In the third quarter of 2018, the investment pace across our Credit segment remained active, with $3.2 billion of capital deployed or committed during the third quarter. Interest rates are expected to continue to rise throughout the remainder of 2018 and into 2019. To the extent the rise in interest rates occurs against a backdrop of economic strength and improving fundamentals, as expected, it may create investment opportunities for our Credit segment. Interest rate increases could, however, adversely affect Revenues in our Credit segment, although we believe our current portfolio is somewhat insulated because much of our debt portfolio is floating rate, short duration and/or held to maturity. Our Credit segment revenues may also be negatively impacted by our failure to accurately assess and react to risk; a sustained period of depressed energy and commodity prices; and weakened market fundamentals that may lead to, among other things, ratings downgrades. See “Item 1A. Risk Factors — Risks Related to Our Business — Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Performance Revenues were $16.1 million for the three months ended September 30, 2018, a decrease of $69.6 million compared to $85.7 million for the three months ended September 30, 2017. This change was primarily attributable to the conclusion of our sub-advisory relationship with FS Investments, as well as lower returns in our performing credit strategies and distressed strategies.

Other Revenue was $2.3 million for the three months ended September 30, 2018, an increase of $9.1 million compared to $(6.8) million for the three months ended September 30, 2017, primarily due to foreign exchange gain on our euro denominated bonds.

Expenses

Expenses were $112.3 million for the three months ended September 30, 2018, a decrease of $16.3 million compared to $128.6 million for the three months ended September 30, 2017. The decrease in expenses was primarily attributable to a decrease of $25.2 million in Total Compensation and Benefits, partially offset by an increase of $8.3 million in Other Operating Expenses. The decrease in Total Compensation and Benefits was due to a decrease of $31.2 million in Performance Compensation, partially offset by an increase of $6.0 million in Compensation. The decrease in Performance Compensation was due to the decrease in Performance Revenues. The increase in Compensation was primarily due to the acquisition of Harvest and the launch of BIS. The increase in Other Operating Expenses was primarily due to growth in BIS.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenues

Revenues were $631.9 million for the nine months ended September 30, 2018, an increase of $15.0 million compared to $616.9 million for the nine months ended September 30, 2017. This change was primarily attributable to increases of $30.5 million in Other Revenue and $28.8 million in Management Fees, Net, partially offset by a decreases of $46.5 million in Performance Revenues and $7.2 million in Principal Investment Income.

Other Revenue was $9.3 million for the nine months ended September 30, 2018, an increase of $30.5 million compared to $(21.2) million for the nine months ended September 30, 2017, primarily due to foreign exchange gain on our euro denominated bonds.

Management Fees, Net were $421.4 million for the nine months ended September 30, 2018, an increase of $28.8 million compared to $392.5 million for the nine months ended September 30, 2017. The increase was primarily attributable to the addition of management fees as a result of the acquisition of Harvest and the launch of BIS, partially offset by the conclusion of our sub-advisory relationship with FS Investments.

The Annualized Base Management Fee Rate decreased from 0.72% at September 30, 2017 to 0.54% at September 30, 2018. The decrease was principally due to the inclusion of our insurance solutions initiative.

Performance Revenues were $162.3 million for the nine months ended September 30, 2018, a decrease of $46.5 million compared to $208.8 million for the nine months ended September 30, 2017. This change was primarily attributable to the conclusion of our sub-advisory relationship with FS Investments, partially offset by higher returns in our performing credit strategies and distressed strategies.

Principal Investment Income was $9.2 million for the nine months ended September 30, 2018, a decrease of $7.2 million compared to $16.4 million for the nine months ended September 30, 2017, primarily due to the unrealized investment losses in Blackstone’s investments in GSO funds.

Expenses

Expenses were $387.3 million for the nine months ended September 30, 2018, an increase of $23.6 million compared to $363.6 million for the nine months ended September 30, 2017. The increase in expenses was primarily attributable to increases of $23.3 million in Compensation and $18.9 million in Other Operating Expenses, partially offset by a decrease of $19.7 million in Performance Compensation. The increase in Compensation was due to the increase in Management Fees, Net, on which a portion of compensation is based, as well as the acquisition of Harvest and the launch of BIS. The increase in Other Operating Expenses was primarily due to the growth in our insurance solutions business. The decrease in Performance Compensation was due to the decrease in Performance Revenues.

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

The following table presents combined internal rates of return of the segment’s performing credit and distressed strategies funds:

	Three Months Ended September 30,				Nine Months Ended September 30,				September 30, 2018 Inception to Date
	2018		2017		2018		2017
Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Performing Credit Strategies (b)	1%	1%	4%	3%	9%	7%	9%	6%	15%	9%
Distressed Strategies (c)	1%	—	3%	2%	4%	2%	4%	2%	11%	7%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and performance revenues, net of tax advances.
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

As of September 30, 2018, there was $15.8 billion of Performance Revenue eligible assets under management invested in Credit strategies that were above the hurdle necessary to generate Incentive Fees or carried interest. This represented 36% of the total Performance Revenue eligible assets at fair value across all Credit strategies.

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

Effective July 1, 2018, Fee Related Earnings has been redefined to include Fee Related Net Performance Revenues. There was no change to Economic Income and Distributable Earnings. All prior periods have been recast to reflect this definition.

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

(a)	Represents the Fee Related component of each of the captions.
(b)

Represents the total segment amounts of the respective captions. See Note 18. “Segment Reporting” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

(c)	Represents the equity-based compensation expense component of Compensation.

(d)	Represents the total equity-based compensation expense component of Realized Incentive Fees Compensation and Realized Performance Allocations Compensation.
(e)

Taxes and Related Payables represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes and to exclude the tax impact on any divestitures and the Payable Under Tax Receivable Agreement.

(f)	Represents tax-related payables including the Payable Under Tax Receivable Agreement, which is a component of Taxes and Related Payables.
(g)	Represents all equity-based compensation expenses included in Economic Income. This excludes all transaction-related equity-based charges.

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
(b)	This adjustment adds the amortization of transaction-related intangibles including intangibles associated with Blackstone’s investment in Pátria, which is accounted for under the equity method.
(c)

This adjustment represents the effect of consolidating Blackstone Funds, the elimination of Blackstone’s interest in these funds, the increase to revenue representing the reimbursement of certain expenses by Blackstone Funds, which are presented gross under GAAP by netted against Other Operating Expenses in the segment presentation, and the removal of amounts associated with the ownership of Blackstone consolidated operating partnerships held by non-controlling interests.

(d)

Taxes represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes and adjusted to exclude the tax impact on any divestitures.

(e)	This adjustment removes total segment Performance Revenues.
(f)	This adjustment removes total segment Principal Investment Income (Loss).
(g)	This adjustment removes total segment Other Revenues.
(h)	This adjustment removes total segment Interest and Dividend Revenue less total segment Interest Expense.
(i)	This adjustment removes the total segment amount of Performance Compensation, comprised of Incentive Fee Compensation and Performance Allocations Compensation.
(j)

Fee Related Net Performance Revenues refers to the realized portion of Performance Revenues from Perpetual Capital that are (1) measured and received on a recurring basis and (2) not dependent on realization events from the underlying investments (“Fee Related Performance Revenues”), net of directly related cash compensation expense.

(k)	This adjustment removes the component of total segment Compensation that is equity-based.
(l)	This adjustment adds the total segment amounts or Realized Incentive Fees and Realized Performance Allocations, net of realized Performance Compensation.
(m)	This adjustment adds the total segment amount of Realized Principal Investment Income.
(n)

Taxes and Related Payables Including Payable Under Tax Receivable Agreement represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes and to exclude the tax impact on any divestitures and the Payable Under Tax Receivable Agreement.

(o)	This adjustment adds back the total segment amount of Interest Expense.

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

Total assets were $30.5 billion as of September 30, 2018, a net decrease of $4.0 billion from December 31, 2017. The decrease was due to a decrease of $6.0 billion in total assets attributable to consolidated Blackstone funds, partially offset by an increase of $2.0 billion in total assets attributable to the consolidated operating partnerships. The decrease in total assets attributable to consolidated Blackstone funds was primarily due to a decrease of $8.9 billion from the deconsolidation of CLOs and other fund entities, partially offset by an increase of $2.7 billion from the launch of new consolidated CLOs. The increase in total assets attributable to the consolidated operating partnerships was primarily due to an increase in investments.

Total liabilities were $15.8 billion as of September 30, 2018, a net decrease of $4.9 billion from December 31, 2017. The decrease was principally due to a decrease of $5.6 billion in total liabilities attributable to consolidated Blackstone funds. The decrease in total liabilities attributable to consolidated Blackstone funds was primarily due to a decrease of $8.7 billion from the deconsolidation of CLOs and other fund entities, partially offset by an increase of $2.7 billion from the launch of new consolidated CLOs.

The deconsolidation of the CLOs and fund vehicles was the result of the dilution of Blackstone’s ownership interests in these vehicles during the nine months ended September 30, 2018. As a result of the dilution, Blackstone determined that it was no longer the primary beneficiary of these VIEs under GAAP guidance and deconsolidated these vehicles. See Note 9. “Variable Interest Entities” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

Sources and Uses of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, the proceeds from our issuances of senior notes, liquid investments we hold on our balance sheet for our own use and access to our $1.6 billion committed revolving credit facility. On September 21, 2018, Blackstone amended and restated its revolving credit facility to, among other things, increase the amount of the revolving credit facility from $1.5 billion to $1.6 billion and to extend the maturity date of the revolving credit facility from August 31, 2021 to September 21, 2023. As of September 30, 2018, Blackstone had $1.9 billion in cash and cash equivalents, $3.5 billion invested in corporate treasury investments, $2.0 billion invested in Blackstone Funds and other investments, against $3.5 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.

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

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes, (g) repurchase our common units and Blackstone Holdings partnership units, and (h) make distributions to our unitholders and the holders of

Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of September 30, 2018 consisted of the following:

	Blackstone and General Partner		Senior Managing Directors and Certain Other Professionals (a)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Private Equity
BCP V	$629,356	$30,642	$—	$—
BCP VI	719,718	107,468	250,000	37,330
BCP VII	500,000	315,621	225,000	142,029
BEP I	50,000	4,703	—	—
BEP II	80,000	41,751	26,667	13,917
BEP III	63,966	63,966	21,322	21,322
BCEP	120,000	66,408	18,992	10,510
BCP Asia	40,000	37,961	13,333	12,654
Tactical Opportunities	401,520	208,874	116,107	69,625
Strategic Partners	409,738	230,375	58,627	31,020
BIP	112,333	112,333	—	—
Other (b)	248,592	24,743	—	—
Real Estate
BREP VII	300,000	45,290	100,000	15,097
BREP VIII	300,000	142,711	100,000	47,570
BREP Europe III	100,000	13,231	35,000	4,631
BREP Europe IV	130,000	23,842	43,333	7,947
BREP Europe V	150,000	69,230	43,333	20,000
BREP Asia I	50,000	15,103	16,667	5,034
BREP Asia II	70,707	67,325	23,569	22,442
BREDS II	50,000	6,227	16,667	2,076
BREDS III	50,000	25,084	16,667	8,361
Other (b)	152,701	26,674	—	—
Hedge Fund Solutions
Strategic Alliance	50,000	2,033	—	—
Strategic Alliance II	50,000	1,482	—	—
Strategic Alliance III	22,000	19,769	—	—
Strategic Holdings LP	154,610	108,855	—	—
Other (b)	3,200	1,867	—	—
Credit
Capital Opportunities Fund II LP	120,000	34,439	110,527	31,720
Capital Opportunities Fund III LP	130,783	86,983	30,431	20,512
GSO Euro Senior Debt Fund LP	63,000	28,308	57,194	25,699
BMezz II	17,692	160	—	—
GSO Capital Solutions	50,000	6,398	27,666	3,540
GSO Capital Solutions II	125,000	59,718	120,534	57,584
GSO Capital Solutions III	151,000	143,718	30,542	29,074
GSO Energy Select Opportunities Fund	80,000	43,819	74,740	40,937
GSO Energy Select Opportunities Fund II	23,035	23,035	—	—
GSO Credit Alpha Fund LP	52,102	7,465	50,285	7,205
GSO Credit Alpha Fund II LP	25,500	23,781	5,979	5,576
Other (b)	144,727	60,509	31,768	8,336
Other
Treasury	299,132	134,493	—	—

	$6,290,412	$2,466,394	$1,664,950	$701,748

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

As of September 30, 2018, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of the Partnership, had issued and outstanding the following senior notes (collectively the “Notes”):

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

Blackstone, through indirect subsidiaries, has a $1.6 billion unsecured revolving credit facility (the “Credit Facility”) with Citibank, N.A., as administrative agent with a maturity date of September 21, 2023. Borrowings may also be made in U.K. sterling, euros, Swiss francs, Japanese yen or Canadian dollars, in each case subject to certain sub-limits. The Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee-earning assets under management, each tested quarterly.

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

During the three and nine months ended September 30, 2018, we repurchased 6.0 million and 8.2 million Blackstone common units as part of the unit repurchase program at a total cost of $218.4 million and $290.1 million, respectively. As of September 30, 2018, the amount remaining available for repurchases under the program was $709.9 million.

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

With respect to the third quarter of fiscal year 2018, we have paid to common unitholders a distribution of $0.64 per common unit, aggregating $1.57 per common unit in respect of the nine months ended

September 30, 2018. The fiscal 2018 per common unit distributions of $0.64 and $1.57 include $0.10 and $0.20 per common unit, respectively, distributed from a portion of the after-tax proceeds from the conclusion of Blackstone’s sub-advisory relationship with FS Investments as noted below. With respect to fiscal year 2017, we paid common unitholders aggregate distributions of $2.70 per common unit.

In addition, Blackstone intends to distribute a portion of the after-tax proceeds from the conclusion of its sub-advisory relationship with FS Investments, resulting in an anticipated incremental $0.30 per common unit over the second, third and fourth quarters of 2018, of which $0.10 per common unit was distributed on each of August 6, 2018 and November 5, 2018.

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

The following table presents information regarding these financial instruments in our Condensed Consolidated Statements of Financial Condition:

	Repurchase Agreements	Securities Sold, Not Yet Purchased
	(Dollars in Millions)
Balance, September 30, 2018	$199.5	$166.3
Balance, December 31, 2017	$118.8	$154.4
Nine Months Ended September 30, 2018
Average Daily Balance	$168.4	$155.5
Maximum Daily Balance	$208.5	$174.7

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of September 30, 2018 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	October 1, 2018 to December 31, 2018	2019-2020	2021-2022	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$20,048	$146,443	$159,353	$351,452	$677,296
Purchase Obligations	14,405	33,615	4,119	—	52,139
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	400,000	3,144,360	3,544,360
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	30,189	268,150	232,900	1,613,712	2,144,951
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	—	—	—	6,864,223	6,864,223
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	62,937	503,496	503,496	1,851,741	2,921,670
Blackstone Funds Capital Commitments to Investee Funds (f)	564,059	—	—	—	564,059
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (g)	—	159,835	137,032	498,027	794,894
Unrecognized Tax Benefits, Including Interest and Penalties (h)	2,412	—	—	—	2,412
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (i)	2,466,394	—	—	—	2,466,394

Consolidated Contractual Obligations	3,160,444	1,111,539	1,436,900	14,323,515	20,032,398
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	—	—	—	(6,864,223)	(6,864,223)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	(62,937)	(503,496)	(503,496)	(1,851,741)	(2,921,670)
Blackstone Funds Capital Commitments to Investee Funds (f)	(564,059)	—	—	—	(564,059)

Blackstone Operating Entities Contractual Obligations	$2,533,448	$608,043	$933,404	$5,607,551	$9,682,446

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

(b)	Represents the principal amount due on the senior notes we issued. As of September 30, 2018, we had no outstanding borrowings under our revolver.
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

(e)

Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of September 30, 2018, at spreads to market rates pursuant to the financing agreements, and range from 0.8% to 8.7%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.

(f)

These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.

(g)

Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s IPO in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Condensed Consolidated Financial Statements and shown in Note 16. “Related Party Transactions” (see “Notes to Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing) differs to reflect the net present value of the payments due to certain non-controlling interest holders.

(h)

The total represents gross unrecognized tax benefits of $1.1 million and interest and penalties of $1.4 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $17.8 million and interest of $1.7 million; therefore, such amounts are not included in the above contractual obligations table.

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

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of September 30, 2018.

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

As of September 30, 2018, the total clawback obligations were $2.8 million, of which $1.3 million related to Blackstone Holdings and $1.5 million related to current and former Blackstone personnel. If, at September 30, 2018, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $6.9 billion, on an after-tax basis where applicable, of which Blackstone Holdings is potentially liable for $6.3 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote. See Note 16. “Related Party Transactions” and Note 17. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

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

Incentive Fees — Contractual fees earned based on the performance of Blackstone Funds (“Incentive Fees”) are a form of variable consideration in Blackstone’s contracts with customers to provide investment management services. Incentive Fees are earned based on fund performance during the period, subject to the achievement of minimum return levels, or high water marks, in accordance with the respective terms set out in each fund’s governing agreements. Incentive Fees will not be recognized as revenue until (a) it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, or (b) the uncertainty associated with the variable consideration is subsequently resolved. Incentive Fees are typically recognized as revenue when realized at the end of the measurement period. Once realized, such fees are not subject to clawback or reversal. Accrued but unpaid Incentive Fees charged directly to investors in Blackstone Funds as of the reporting date are recorded within Due from Affiliates in the Condensed Consolidated Statements of Financial Condition.

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

Expenses

Our expenses include compensation and benefits expense and general and administrative expenses. Our accounting policies related thereto are as follows:

Compensation and Benefits — Compensation — Compensation consists of (a) salary and bonus, and benefits paid and payable to employees and senior managing directors and (b) equity-based compensation associated with the grants of equity-based awards to employees and senior managing directors. Compensation cost relating to the issuance of equity-based awards to senior managing directors and employees is measured at fair value at the grant date, and expensed over the vesting period on a straight-line basis, taking into consideration expected forfeitures, except in the case of (a) equity-based awards that do not require future service, which are expensed immediately, and (b) certain awards to recipients that meet criteria making them eligible for retirement (allowing such recipient to keep a percentage of those awards upon departure from Blackstone after becoming eligible for retirement), for which the expense for the portion of the award that would be retained in the event of retirement is either expensed immediately or amortized to the retirement date. Cash settled equity-based awards are classified as liabilities and are remeasured at the end of each reporting period.

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

The carrying value of goodwill was $1.8 billion as of September 30, 2018 and December 31, 2017. At September 30, 2018 and December 31, 2017, we determined that there was no evidence of goodwill impairment.

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

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the fair value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the nine months ended September 30, 2018 and September 30, 2017, the percentages of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	Nine Months Ended September 30,
	2018	2017
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	38%	32%

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of September 30, 2018 and September 30, 2017, we estimate that a 10% decline in fair value of the investments would result in the following declines in Management Fees, Performance Revenues, Net of Related Compensation Expense and Investment Income:

	September 30,
	2018			2017
	Management Fees (a)	Performance Revenues, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Revenues, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$112,478	$1,548,245	$229,853	$88,953	$1,341,724	$184,092

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Total Assets Under Management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	September 30, 2018
	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Private Equity	$69,441,975	74%
Real Estate	$88,177,944	82%
Credit	$77,858,322	31%

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of September 30, 2018 and September 30, 2017, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management Fees, Performance Revenues, Net of Related Compensation Expense and Investment Income:

	September 30,
	2018			2017
	Management Fees (a)	Performance Revenues, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Revenues, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$19,211	$333,935	$65,720	$13,979	$434,471	$31,749

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of September 30, 2018 and September 30, 2017, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	September 30,
	2018		2017
	(Dollars in Thousands)
Annualized Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates (a)	$	—	$28

(a)	As of September 30, 2018 Blackstone had no such debt obligations payable outstanding.

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

	September 30,
	2018			2017
	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets
	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$15,291	(a)	$24,158	$31,548	(a)	$20,614

(a)	As of September 30, 2018 and 2017, this represents 0.3% and 0.6% of our portfolio of liquid assets, respectively.

Blackstone has U.S. dollar and non-U.S. dollar based interest rate derivatives whose future cash flows and present value may be affected by movement in their respective underlying yield curves. We estimate that as of September 30, 2018, a one percentage increase parallel shift in global yield curves would result in the following impact on Other Revenue:

	September 30,
	2018	2017
	(Dollars in Thousands)
Annualized Increase in Other Revenue Due to a One Percentage Point Increase in Interest Rates	$18,973	$—	(a)

(a)	Blackstone held no interest rate risk derivatives as of September 30, 2017 which impact Other Revenue.

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

We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	September 30,
	2018	2017
	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$41,868	$45,305

(a)	As of September 30, 2018 and 2017, this represents 0.8% and 0.9% of our portfolio of liquid assets, respectively.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding repurchases of our common units during the quarter ended September 30, 2018:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Units that May Yet Be Purchased Under the Program (Dollars in Thousands) (a)
Jul. 1 — Jul. 31, 2018	454,545	$35.57	454,545	$912,148
Aug. 1 — Aug. 31, 2018	3,149,724	$36.11	3,149,724	$798,417
Sep. 1 — Sep. 30, 2018	2,395,731	$36.93	2,395,731	$709,934

	6,000,000		6,000,000

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1	Amended and Restated Credit Agreement dated as of March 23, 2010, as amended and restated as of May 29, 2014, as further amended and restated as of August 31, 2016, and as further amended and restated as of September 21, 2018, among Blackstone Holdings Finance Co. L.L.C., as borrower, Blackstone Holdings AI L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P., as guarantors, Citibank, N.A., as administrative agent and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on September 21, 2018).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

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

Date: November 7, 2018

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C., its General Partner

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)