Form 10-K
period 2018-12-31
Blackstone Group L.P.
filed 2019-03-01
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common units of the Registrant held by non-affiliates as of June 29, 2018 was approximately $21.3 billion.

The number of the Registrant’s voting common units representing limited partner interests outstanding as of February 22, 2019 was 658,590,547.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations, financial performance, and unit repurchase and distribution activities. You can identify these forward-looking statements by the use of words such as “outlook,” “indicator,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Website and Social Media Disclosure

We use our website (www.blackstone.com), Facebook page (www.facebook.com/blackstone), Twitter (www.twitter.com/blackstone), LinkedIn (www.linkedin.com/company/blackstonegroup), Instagram (www.instagram.com/blackstone), SoundCloud (www.soundcloud.com/blackstone-300250613), PodBean (www.blackstone.podbean.com), Spotify (https://open.spotify.com/show/1PqaIgd12KgRN8rlijBhE7) and YouTube (www.youtube.com/user/blackstonegroup) accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about Blackstone when you enroll your email address by visiting the “Contact Us/Email Alerts” section of our website at http://ir.blackstone.com. The contents of our website, any alerts and social media channels are not, however, a part of this report.

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

“Blackstone Funds,” “our funds” and “our investment funds” refer to the private equity funds, real estate funds, funds of hedge funds, hedge funds, credit-focused funds, collateralized loan obligations (“CLO”), real estate investment trusts and registered investment companies that are managed by Blackstone. “Our carry funds” refers to the private equity funds, real estate funds and certain of the hedge fund solutions and credit-focused funds (with multi-year drawdown, commitment-based structures that only pay carry on the realization of an investment) that are managed by Blackstone. We refer to our general corporate private equity funds as Blackstone Capital Partners (“BCP”) funds, our energy-focused private equity funds as Blackstone Energy Partners (“BEP”) funds, our core private equity fund as Blackstone Core Equity Partners (“BCEP”), our opportunistic investment platform that invests globally across asset classes, industries and geographies as Blackstone Tactical Opportunities (“Tactical Opportunities”), our secondary fund of funds business as Strategic Partners Fund Solutions (“Strategic Partners”), our infrastructure focused funds as Blackstone Infrastructure Partners (“BIP”), our multi-asset investment program for eligible high net worth investors offering exposure to certain of our key illiquid investment strategies through a single commitment as Blackstone Total Alternatives Solution (“BTAS”) and our capital markets services business as Blackstone Capital Markets (“BXCM”). We refer to our real estate opportunistic funds as Blackstone Real Estate Partners (“BREP”) funds and our real estate debt investment funds as Blackstone Real Estate Debt Strategies

(“BREDS”) funds. We refer to our core+ real estate funds, which target substantially stabilized assets in prime markets, as Blackstone Property Partners (“BPP”) funds. We refer to our real estate investment trusts as “REITs”, to Blackstone Mortgage Trust, Inc., our NYSE-listed REIT, as “BXMT”, and to Blackstone Real Estate Income Trust, Inc., our non-exchange traded REIT, as “BREIT”. “Our hedge funds” refers to our funds of hedge funds, hedge funds, certain of our real estate debt investment funds, including a registered investment company, and certain other credit-focused funds which are managed by Blackstone. “BIS” refers to Blackstone Insurance Solutions, which partners with insurers to deliver bespoke, capital-efficient investments tailored to each insurer’s needs and risk profile. “BXLS” refers to Blackstone Life Sciences, a private investment platform with capabilities to invest across the life-cycle of companies and products within the key life sciences sectors.

“Assets Under Management” refers to the assets we manage. Our Assets Under Management equals the sum of:

(a)

the fair value of the investments held by our carry funds and our side-by-side and co-investment entities managed by us, plus (1) the capital that we are entitled to call from investors in those funds and entities pursuant to the terms of their respective capital commitments, including capital commitments to funds that have yet to commence their investment periods, or (2) for certain credit-focused funds the amounts available to be borrowed under asset based credit facilities,

(b)

the net asset value of (1) our hedge funds and real estate debt carry funds, BPP, certain co-investments managed by us, and our Hedge Fund Solutions carry and drawdown funds (plus, in each case, the capital that we are entitled to call from investors in those funds, including commitments yet to commence their investment periods), and (2) our funds of hedge funds, our Hedge Fund Solutions registered investment companies, and BREIT,

(c)	the invested capital, fair value or net asset value of assets we manage pursuant to separately managed accounts,

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

“Fee-Earning Assets Under Management” refers to the assets we manage on which we derive management fees and/or performance revenues. Our Fee-Earning Assets Under Management equals the sum of:

(a)

for our Private Equity segment funds and Real Estate segment carry funds, including certain BREDS and Hedge Fund Solutions funds, the amount of capital commitments, remaining invested capital, fair value, net asset value or par value of assets held, depending on the fee terms of the fund,

(b)	for our credit-focused carry funds, the amount of remaining invested capital (which may include leverage) or net asset value, depending on the fee terms of the fund,

(c)	the remaining invested capital or fair value of assets held in co-investment vehicles managed by us on which we receive fees,

(d)

the net asset value of our funds of hedge funds, hedge funds, BPP, certain co-investments managed by us, certain registered investment companies, BREIT, and certain of our Hedge Fund Solutions drawdown funds,

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

Overview

Blackstone is a leading global alternative asset manager, with Total Assets Under Management of $472.2 billion as of December 31, 2018. As stewards of public funds, we look to drive outstanding results for our investors and clients by deploying capital and ideas to help businesses succeed and grow. Our alternative asset management businesses include investment vehicles focused on real estate, private equity, hedge fund solutions, credit, secondary funds of funds and multi-asset class strategies. We also provide capital markets services.

All of Blackstone’s businesses use a solutions oriented approach to drive better performance. We believe our scale, diversified business, long track record of investment performance, rigorous investment approach and strong client relationships, position us to continue to perform well in a variety of market conditions, expand our assets under management and add complementary businesses.

Two of our primary limited partner constituencies are public and corporate pension funds. As a result, to the extent our funds perform well, it supports a better retirement for millions of pensioners.

In addition, because we are a global firm with a footprint on nearly every continent, our investments can make a difference around the world. We are committed to making our portfolio companies stronger in ways that can have positive impacts on local economies.

As of December 31, 2018, we employed approximately 2,615 people, including our 147 senior managing directors, at our headquarters in New York and around the world. We believe hiring, training and retaining talented individuals coupled with our rigorous investment process has supported our excellent investment record over many years. This record in turn has allowed us to successfully and repeatedly raise additional assets from an increasingly wide variety of sophisticated investors.

Business Segments

Our four business segments are: (a) Real Estate, (b) Private Equity, (c) Hedge Fund Solutions and (d) Credit.

Information about our business segments should be read together with “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included elsewhere in this Form 10-K.

Real Estate

Our Real Estate group was founded in 1991 and is one of the largest real estate investment managers in the world, with $136.2 billion of Total Assets Under Management as of December 31, 2018. We operate as one globally integrated business with 545 employees and investments in North America, Europe, Asia and Latin America. Our Real Estate investment team seeks to establish a differentiated view and capitalizes on our scale and proprietary information advantages to invest with conviction and generate attractive risk-adjusted returns for our investors over the long-term.

Our Blackstone Real Estate Partners funds are geographically diversified and target a broad range of “opportunistic” real estate and real estate related investments. The BREP funds include global funds as well as funds focused specifically on Europe or Asia investments. We seek to acquire high quality, well-located yet undermanaged assets at an attractive basis, address any property or business issues through active asset management and sell the assets once our business plan is accomplished. BREP has made significant investments in hotels, office buildings, industrial assets, residential and shopping centers, as well as a variety of real estate operating companies.

We launched Blackstone Real Estate Debt Strategies, our real estate debt platform, in 2008. Our BREDS vehicles target debt investment opportunities collateralized by commercial real estate. BREDS invests in both public and private markets, primarily in the U.S. and Europe. BREDS’ scale and investment mandates enable it to provide a variety of lending options for our borrowers and investment options for our investors, including mezzanine loans, senior loans and liquid securities. The BREDS platform includes a number of high yield and high grade real estate debt funds, liquid real estate debt funds and Blackstone Mortgage Trust, Inc., a NYSE-listed REIT.

We launched our core+ real estate business, Blackstone Property Partners, in 2013 and have assembled a global portfolio of high quality core+ investments across the U.S., Europe and Asia. We manage several core+ real estate funds, which target substantially stabilized assets in prime markets with a focus on industrial, multifamily, office and retail assets. The funds generate returns through both current income and value appreciation over the long-term.

We launched Blackstone Real Estate Income Trust, a non-exchange traded REIT, in 2017. BREIT is focused on investing primarily in stabilized income-oriented commercial real estate in the United States.

For more information concerning the revenues and fees we derive from our Real Estate segment, see “— Incentive Arrangements / Fee Structure” in this Item 1.

Private Equity

Our Private Equity segment, established in 1987, is a global business with approximately 445 employees managing $130.7 billion of Total Assets Under Management as of December 31, 2018. We are a world leader in private equity investing, having managed seven general private equity funds, three sector-focused funds and one geographically-focused fund since we established the business. We are focused on identifying, managing and creating lasting value for our investors. Our Private Equity segment includes our corporate private equity business, which consists of Blackstone Capital Partners, our flagship private equity funds, our sector-focused funds, including our energy-focused funds (Blackstone Energy Partners) and our Asia-focused fund. The principal component of our Private Equity segment is our corporate private equity business. Our corporate private equity business consists of: (a) our flagship private equity funds, Blackstone Capital Partners, (b) our sector-focused funds, including our energy-focused funds, Blackstone Energy Partners, (c) our Asia-focused fund and (d) our core private equity fund, Blackstone Core Equity Partners, which targets control-oriented investments in high quality companies with durable businesses and seeks to offer a lower level of risk and a longer hold period than traditional private equity. In addition, our Private Equity segment includes (a) our opportunistic investment platform that invests globally across asset classes, industries and geographies, Blackstone Tactical Opportunities, (b) our secondary fund of funds business, Strategic Partners Fund Solutions, (c) our infrastructure-focused funds, Blackstone Infrastructure Partners, (d) our life sciences private investment platform, Blackstone Life Sciences, (e) our multi-asset investment program for eligible high net worth investors offering exposure to certain of Blackstone’s key illiquid investment strategies through a single commitment, Blackstone Total Alternatives Solutions and (f) our capital markets services business, Blackstone Capital Markets.

Our corporate private equity business pursues transactions throughout the world across a variety of transaction types, including large buyouts, mid-cap buyouts, buy and build platforms (which involve multiple acquisitions behind a single management team and platform) and growth equity/development projects (which involve significant minority investments in operating companies and greenfield development projects in energy and power). Our private equity business’s investment strategies and core themes continually evolve, in anticipation of, or in response to, changes in the global economy, local markets, regulation, capital flows and geopolitical trends. We seek to construct a differentiated portfolio of investments with a well-defined, interventionist, post-acquisition value creation strategy. Similarly, we seek investments that can generate strong unlevered returns regardless of entry or exit cycle timing. Finally, when we can identify sectors or geographies in which the demand for capital greatly exceeds the readily available supply, our corporate private equity business seeks to make investments at or near book value where it can create goodwill or franchise value through post-acquisition actions.

Tactical Opportunities is our opportunistic investment platform. The Tactical Opportunities mandate invests globally across asset classes, industries and geographies, seeking to identify and execute on attractive, differentiated investment opportunities. As part of the strategy, the team leverages the intellectual capital across Blackstone’s various businesses while continuously optimizing its approach in the face of ever-changing market conditions. Tactical Opportunities’ flexible mandate leads to a diversified portfolio of investments across a broad range of structures, including private and public securities and instruments and where the underlying exposure may be to equity or debt.

Strategic Partners, our secondary fund of funds business was established in 2000 and acquired by Blackstone in 2013. Strategic Partners is a total fund solutions provider. As a secondary investor it acquires interests in high quality private funds from original holders seeking liquidity. Strategic Partners focuses on a range of opportunities in underlying funds such as leveraged buyout, real estate, infrastructure, venture and growth capital, credit and other types of funds, as well as co-investments alongside financial sponsors. Strategic Partners also provides investment advisory services to separately managed account clients investing in primary and secondary investments in private funds and co-investments.

Blackstone Infrastructure Partners was established in 2017 and targets a diversified mix of core+, core and public-private partnership investments across the energy infrastructure, transportation, water and waste and communications sectors, with a primary focus in North America. BIP applies a disciplined, value-added, operationally intensive investment approach to investments in the infrastructure asset class. BIP expects to generate returns through both current income and value appreciation over the long-term.

For more information concerning the revenues and fees we derive from our Private Equity segment, see “— Incentive Arrangements / Fee Structure” in this Item 1.

Hedge Fund Solutions

The largest component of our Hedge Fund Solutions segment is Blackstone Alternative Asset Management (“BAAM”). BAAM is the world’s largest discretionary allocator to hedge funds, managing a broad range of commingled and customized hedge fund of fund solutions since its inception in 1990. The Hedge Fund Solution segment also includes investment platforms that seed new hedge fund businesses, purchase minority ownership interests in more established hedge funds, invest in special situations opportunities, create alternative solutions in the form of mutual funds and Undertakings for Collective Investments in Transferable Securities (“UCITS”) and invest directly. Working with our clients over the past 20 plus years, our Hedge Fund Solutions group has developed into a leading manager of institutional funds with approximately 265 employees managing $77.8 billion of Total Assets Under Management as of December 31, 2018. Hedge Fund Solutions’ overall investment philosophy is to protect and grow investors’ assets through both commingled and custom-tailored investment strategies designed to deliver compelling risk-adjusted returns and mitigate risk. Diversification, risk management, due diligence and a focus on downside protection are key tenets of our approach. For more information concerning the revenues and fees we derive from our Hedge Fund Solutions segment, see “— Incentive Arrangements / Fee Structure” in this Item 1.

Credit

Our Credit segment, with $127.5 billion of Total Assets Under Management as of December 31, 2018 and approximately 410 employees, consists principally of GSO Capital Partners LP (“GSO”). GSO is one of the largest credit alternative asset managers in the world and is the largest manager of CLOs globally. The investment portfolios of the funds we manage or sub-advise predominantly consist of loans and securities of non-investment grade companies spread across the capital structure including senior debt, subordinated debt, preferred stock and common equity.

The GSO business is organized into three overarching strategies: performing credit, distressed and long only. Our performing credit strategies include mezzanine lending funds, middle market direct lending funds and other performing credit strategy funds. Our distressed strategies include credit alpha strategies, stressed/distressed funds and energy strategies. GSO’s long only strategies consist of CLOs, closed end funds, open ended funds and separately managed accounts.

In addition, our Credit segment includes our publicly traded master limited partnership (“MLP”) investment platform, which is managed by Harvest Fund Advisors LLC (“Harvest”). Harvest, which was founded in 2005 and subsequently acquired by Blackstone in 2017, primarily invests capital raised from institutional investors in separately managed accounts and pooled vehicles, investing in publicly traded MLPs holding primarily midstream energy assets in the U.S.

Our Credit segment also includes our insurer-focused platform, BIS. BIS partners with insurers to deliver customizable and diversified portfolios of Blackstone products across asset classes, as well as the option for full management of insurance companies’ investment portfolios.

Pátria Investments

On October 1, 2010, we purchased a 40% equity interest in Pátria Investments Limited and Pátria Investimentos Ltda. (collectively, “Pátria”). Pátria is a leading alternative asset manager in Latin America that was founded in 1988. As of December 31, 2018, Pátria’s alternative asset management businesses had $13.2 billion in assets under management, including the management of private equity funds ($7.5 billion), infrastructure funds ($4.2 billion), real estate funds ($1.0 billion) and new initiatives ($440.4 million). Pátria has approximately 275 employees and is led by a group of three managing partners. Our investment in Pátria is a minority, non-controlling investment, which we record using the equity method of accounting. We have representatives on Pátria’s board of directors in proportion to our ownership, but we do not control the day-to-day management of the firm or the investment decisions of their funds, all of which continues to reside with the local Brazilian partners.

Investment Process and Risk Management

We maintain a rigorous investment process across all of our funds, accounts and other investment vehicles. Each fund, account or other vehicle has investment policies and procedures that generally contain requirements and limitations for investments, such as limitations relating to the amount that will be invested in any one investment and the types of industries or geographic regions in which the fund, account or other vehicle will invest, as well as limitations required by law. The investment committees of our businesses review and evaluate investment opportunities in a framework that includes a qualitative and quantitative assessment of the key risks of each investment.

Real Estate Funds

Our Real Estate investment professionals are responsible for selecting, evaluating, structuring, diligencing, negotiating, executing, managing and exiting investments, as well as pursuing operational improvements and value creation. After an initial screening process during which the investment team evaluates general business and market investment criteria, the investment team conducts a more detailed underwriting, evaluation and diligence of the investment. The regional investment teams meet once a week to discuss investments under various stages of review. Our real estate operation has one global investment review process to consider and approve all investments. The relevant team of investment professionals (i.e., the deal team) generally submits a proposed transaction for review and approval by a review or investment committee depending on the size, region and type of investment. Our investment and review committees are composed of senior leaders of the firm and select senior managing directors of our Real Estate segment, including individuals based on the location and sector of the proposed transaction. Considerations that the investment and review committees take into account when evaluating an investment include the quality of the business or asset in which the fund proposes to invest, likely exit strategies, factors that could reduce the value of a business or asset upon sale, environmental, social and governance, or ESG, issues and macroeconomic trends in the relevant geographic region.

The investment professionals of our real estate funds are responsible for monitoring an investment once it is made and for making recommendations with respect to exiting an investment. In addition to members of a deal team and our dedicated asset management team, which is responsible for assisting in enhancing portfolio companies’ operations and value, our real estate professionals meet regularly to discuss new significant investment opportunities, reinvestment opportunities within the current portfolio and potential dispositions.

Private Equity Funds

Our private equity investment professionals are responsible for selecting, evaluating, structuring, diligencing, negotiating, executing, managing and exiting investments, as well as pursuing operational improvements and value creation. After an initial selection, evaluation and diligence process, the relevant team of investment professionals (i.e., the deal team) submits a proposed transaction for review by the review committee of our private equity funds. Review committee meetings are led by an executive committee of several senior managing directors of our Private Equity segment. Following assimilation of the review committee’s input and its decision to proceed, the proposed investment is vetted by the investment committee, similar to that described under “— Real Estate Funds”. The investment committee is responsible for approving all investment decisions made on behalf of our private equity funds. Considerations that the investment committee takes into account when evaluating an investment include the quality of a business in which the fund proposes to invest and the quality of the management team of such business, expected levered and unlevered returns of the investment in a variety of investment scenarios, the ability of the company in which the investment is made to service debt in a range of economic and interest rate environments, environmental, social and governance, or ESG, issues and macroeconomic trends in the relevant geographic region.

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

Tactical Opportunities has a substantially similar process to the private equity process described above, with the exception of the composition of the review and investment committee. The Tactical Opportunities review committee is comprised of senior managing directors of the Tactical Opportunities business and a senior managing director of our private equity business, and the investment committee is comprised of senior leaders of the firm and key leaders of each business unit.

Strategic Partners is a total fund solutions provider and focuses on acquiring, among other things, secondary interests in private funds from original holders seeking liquidity. After rigorous, highly analytical investment due diligence, the Strategic Partners investment professionals present a proposed transaction to the group’s investment committee. The Strategic Partners investment committee is comprised of senior members of our Strategic Partners business. The investment committee meets to review, and decide whether to approve or deny, transactions. The investment professionals on the Strategic Partners team are responsible for monitoring each investment once it is made.

BIP has one global investment committee, similar to that described under “— Real Estate Funds”, and applies uniform standards regardless of geography or sector. The BIP review committee and investment committee are each comprised of Mr. Schwarzman and other senior leaders of the firm, the Global Head of Infrastructure and key leaders of our private equity and credit-focused businesses.

Hedge Fund Solutions

Before deciding to invest in a new hedge fund or with a new hedge fund manager, our Hedge Fund Solutions team conducts due diligence, including an on-site “front office” review of the fund’s/manager’s performance, investment terms, investment strategy and investment personnel, a “back office” review of the fund’s/manager’s operations, processes, risk management and internal controls, industry reference checks and a legal review of the investment structures and legal documents. For our direct investing platform, our Hedge Fund Solutions team conducts due diligence on the underlying investment. In each case, once initial due diligence procedures are completed and the investment and other professionals are satisfied with the results of the review, the team typically will present the potential investment to the relevant Hedge Fund Solutions investment committee. The investment committees are comprised of relevant senior managing directors and senior investment personnel. Existing investments are reviewed and monitored on a regular basis.

Credit

Each of our credit-focused funds has an investment committee similar to that described under “— Real Estate Funds”. The investment committees for the credit-focused funds include senior members of the respective investment teams associated with each credit-focused fund. The investment committees review potential transactions, provide input regarding the scope of due diligence and approve recommended investments and dispositions, subject to delineated exceptions set forth in the funds’ investment committee charters.

The investment decisions for the customized credit long only clients and other clients whose portfolios are actively traded, including those advised by BIS, are made or reviewed by separate investment committees, each of which is composed of certain of the group’s respective senior managing directors, managing directors and other investment professionals. The investment team is staffed by professionals within research, portfolio management, trading and capital formation to ensure active management of the portfolios. Industry-focused research analysts provide the committee with a formal and comprehensive review of new investment recommendations. Our portfolio managers and trading professionals discuss technical aspects of the recommendation as well as the risks associated with the overall portfolio composition with investment analysts. Investments are subject to predetermined periodic reviews to assess their continued fit within the funds. Our research team monitors the operating performance of the underlying issuers, while portfolio managers, in concert with our traders, focus on optimizing asset composition to maximize value for our investors.

Harvest has an investment committee that is comprised of Harvest investment professionals, including senior members of the investment team. The investment committee oversees Harvest’s portfolio of investments and manages all security selection decisions for Harvest’s funds and separately managed accounts.

Structure and Operation of Our Investment Vehicles

Our private investment funds are generally organized as limited partnerships with respect to U.S. domiciled vehicles and limited partnership, limited liability and other similar entities with respect to non-U.S. domiciled vehicles. In the case of our separately managed accounts, the investor, rather than us, generally controls the investment vehicle that holds or has custody of the investments we advise the vehicle to make. We conduct the sponsorship and management of our carry funds and other similar vehicles primarily through a partnership structure in which limited partnerships organized by us accept commitments and/or funds for investment from institutional investors and, to a more limited extent, high net worth individuals. Such commitments are generally drawn down from investors on an as-needed basis to fund investments (or for other permitted purposes) over a specified term. With the exception of certain core+ real estate and certain real estate debt funds, our private equity and private real estate funds are commitment structured funds. For certain BPP and BREDS funds, all or a portion of the committed capital is funded on or promptly after the investor’s subscription date and cash proceeds resulting from the disposition of investments can be reused indefinitely for further investment, subject to certain investor withdrawal rights. Our real estate business also includes BXMT, BREIT, and a registered investment company complex, each of which is externally managed or advised by Blackstone-owned entities. Our credit-focused funds are generally commitment structured funds or open ended where the investor’s capital is fully funded into the fund upon or soon after the subscription for interests in the fund. The CLO vehicles we manage are structured investment vehicles that are generally private companies with limited liability. Most of our funds of hedge funds as well as our hedge funds are structured as funds where the investor’s capital is fully funded into the fund upon the subscription for interests in the fund. BIS is generally structured around separately managed accounts.

Our investment funds, separately managed accounts and other vehicles not domiciled in the European Economic Area (“EEA”) are generally advised by a Blackstone entity serving as investment adviser that is registered under the U.S. Investment Advisers Act of 1940, or “Advisers Act.” For our investment funds, separately managed accounts and other vehicles domiciled in the EEA, a Blackstone entity domiciled in the EEA generally serves as external alternative investment fund manager (“AIFM”), and the AIFM typically delegates its portfolio management function to a Blackstone-affiliated investment advisor registered under the Advisers Act. Substantially all of the day-to-day operations of each investment vehicle are typically carried out by the Blackstone entity serving as investment adviser or AIFM, as applicable, pursuant to an investment advisory, investment management, AIFM or other similar agreement. Generally, the material terms of our investment advisory and AIFM agreements, as applicable, relate to the scope of services to be rendered by the investment adviser or the AIFM to the applicable vehicle, the calculation of management fees to be borne by investors in our investment vehicles, the calculation of and the manner and extent to which other fees received by the investment adviser or the AIFM, as applicable, from funds or fund portfolio companies serve to offset or reduce the management fees payable by investors in our investment vehicles and certain rights of termination with respect to our investment advisory and AIFM agreements. With the exception of the registered funds described below, the investment vehicles themselves do not generally register as investment companies under the U.S. Investment Company Act of 1940, or “1940 Act,” in reliance on the statutory exemptions provided by Section 3(c)(7), Section 7(d) or Section 3(c)(5)(C) thereof or, typically in the case of vehicles formed prior to 1997, Section 3(c)(1) thereof. Section 3(c)(7) of the 1940 Act exempts from its registration requirements investment vehicles privately placed in the United States whose securities are owned exclusively by persons who, at the time of acquisition of such securities, are “qualified purchasers” as defined under the 1940 Act. Section 3(c)(5)(C) of the 1940 Act exempts from its registration requirements certain companies engaged primarily in investment in mortgages and other liens or investments in real estate. Section 3(c)(1) of the 1940 Act exempts from its registration requirements privately placed investment vehicles whose securities are beneficially owned by not more than 100 persons. In addition, under current interpretations of the SEC, Section 7(d) of the 1940 Act exempts from registration any non-U.S. investment vehicle all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers. BXMT is externally managed by a Blackstone-owned entity pursuant to a management agreement, conducts its operations in a manner that allows it to maintain its REIT qualification and also avail itself of the statutory exemption provided by Section 3(c)(5)(C) of the 1940 Act. BREIT is externally advised by a Blackstone-owned entity pursuant to an advisory agreement, conducts its operations in a manner that allows it to maintain its REIT qualification and also avails itself of the statutory exemption provided by Section 3(c)(5)(C) of the 1940 Act.

In some cases, one or more of our investment advisers, including within GSO, BAAM and BREDS advisers, advises or sub-advises funds registered under the 1940 Act. In addition to having an investment adviser, each investment fund that is a limited partnership, or “partnership” fund, also has a general partner that generally makes all operational and investment decisions, including the making, monitoring and disposing of investments. The limited partners of the partnership funds generally take no part in the conduct or control of the business of the investment funds, have no right or authority to act for or bind the investment funds and have no influence over the voting or disposition of the securities or other assets held by the investment funds. With the exception of certain of our funds of hedge funds, hedge funds, certain credit-focused and real estate debt funds, and other funds or separately managed accounts for the benefit of one or more specified investors, third party investors in our funds have the right to remove the general partner of the fund or to accelerate the termination of the investment fund without cause by a simple majority vote. In addition, the governing agreements of our investment funds provide that in the event certain “key persons” in our investment funds do not meet specified time commitments with regard to managing the fund, then (a) investors in certain funds have the right to vote to terminate the investment period by a specified percentage (including, in certain cases a simple majority) vote in accordance with specified procedures, or accelerate the withdrawal of their capital on an investor-by-investor basis, or (b) the fund’s investment period will automatically terminate and a specified percentage (including, in certain cases a simple majority) in accordance with specified procedures is required to restart it. In addition, the governing agreements of some of our investment funds provide that investors have the right to terminate, for any reason, the investment period by a vote of 75% of the investors in such fund.

Incentive Arrangements / Fee Structure

Management Fees

The following describes the management fees received by the Blackstone investment advisers and AIFM.

•

The investment adviser of each of our non-EEA domiciled carry funds and the AIFM of each of our EEA domiciled carry funds generally receives an annual management fee based upon a percentage of the fund’s capital commitments, invested capital and/or undeployed capital during the investment period and the fund’s invested capital or investment fair value after the investment period, except that the investment adviser or AIFM to certain of our credit-focused carry/incentive funds, BPP funds and BCEP receive an annual management fee that is based upon a percentage of invested capital or net asset value throughout the term of the fund. These management fees are payable on a regular basis (typically quarterly) in the contractually prescribed amounts over the life of the fund. Depending on the base upon which management fees are calculated, negative performance of one or more investments in the fund may reduce the total management fee paid, but not the fee rate.

•

The investment adviser of each of our funds that are structured like hedge funds, or of our funds of hedge funds, registered mutual funds and separately managed accounts that invest in hedge funds, generally receives an annual management fee that is based upon a percentage of the fund’s or account’s net asset value. These management fees are also payable on a regular basis (typically quarterly). These funds generally provide investors liquidity through annual, semi-annual, quarterly or monthly withdrawal or redemption rights, in some cases following the expiration of a specified period of time when capital may not be withdrawn. Daily redemption rights are generally provided in the case of registered mutual funds. The amount of management fees to which the investment adviser is entitled with respect thereto will proportionately increase as the net asset value of each investor’s capital account grows and will proportionately decrease as the net asset value of each investor’s capital account decreases. In addition, to the extent the mandate of our funds is to invest capital in third party managed hedge funds, as is the case with our funds of hedge funds, our funds will be required to pay management fees to such third party managers, which typically are borne by investors in such investment vehicles.

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

•

The investment adviser of each of our separately managed accounts generally receives annual management fees typically based upon a percentage of each account’s net asset value or invested capital. The management fees we receive from each of our separately managed accounts are generally paid on a regular basis (typically quarterly) and if based on net asset value may proportionately increase or decrease based on the net asset value of the separately managed account. The management fees we are paid for managing a separately managed account will generally be subject to contractual rights the investor has to terminate our management of an account on generally as short as 30 days’ prior notice.

•

The investment adviser of each of our credit-focused registered and non-registered investment companies typically receives annual management fees based upon a percentage of each company’s net asset value or total managed assets. The management fees we receive from the registered investment companies we manage are generally paid on a regular basis (typically quarterly) and proportionately increase or decrease based on the net asset value or gross assets of the investment company. The management fees we are paid for managing the investment company will generally be subject to contractual rights the company’s board of directors has to terminate our management of an account on as short as 30 days’ prior notice.

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

•	The investment adviser of BREIT receives a management fee based on a percentage of the REIT’s net asset value, payable monthly.

For additional information regarding the management fee rates we receive, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Revenue Recognition — Management and Advisory Fees, Net.”

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

•

In our Hedge Fund Solutions segment, the investment adviser of our funds of hedge funds, certain hedge funds, separately managed accounts that invest in hedge funds and certain non-U.S. registered investment companies, is entitled to an incentive fee of 0% to 25%, as applicable, of the applicable investment vehicle’s net appreciation, subject to high water mark hurdle provisions and in some cases a preferred return. In addition, to the extent the mandate of our funds is to invest capital in third party managed hedge funds, as is the case with our funds of hedge funds, our funds will be required to pay incentive fees to such third party managers, which typically are borne by investors in such investment vehicles.

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

•

The special limited partner of BREIT, is entitled to a performance participation interest, which is paid annually and accrues monthly, in an amount equal to 12.5% of its total return, subject to a 5% hurdle amount and a high water mark with a catch-up.

•

The general partner of certain open ended BPP funds is entitled to an incentive fee allocation of generally 10% of net capital appreciation, subject to a hurdle amount generally of 6% to 7%, a loss recovery amount and a catch-up. Incentive Fees for these funds are generally realized every three years from when a limited partner makes its initial investment.

Performance Allocations

The general partner or an affiliate of each of our carry funds is entitled to a disproportionate allocation of the income otherwise allocable to the limited partners of such fund, commonly referred to as carried interest

(“Performance Allocations”). Our ability to generate carried interest is an important element of our business and has historically accounted for a very significant portion of our income.

The carried interest is typically structured as a net profits interest in the applicable fund. In the case of our carry funds, carried interest is calculated on a “realized gain” basis, and each general partner (or affiliate) is generally entitled to a carried interest equal to 20% of the net realized income and gains (generally taking into account realized and unrealized or net unrealized losses) generated by such fund, except that the general partners (or affiliates) of certain of our credit-focused BREDS, BPP, Tactical Opportunities and secondary funds of funds, BTAS and BCEP, are generally entitled to a carried interest that ranges between 10% and 20%, depending on the specific fund (subject to variation across our business units and funds). Net realized income or loss is not netted between or among funds, and in some cases our carry funds provide for carried interest on current income distributions (subject to certain conditions).

For most carry funds, the carried interest is subject to an annual preferred limited partner return ranging from 5% to 8%, subject to a catch-up allocation to the general partner. Some of our carry funds (e.g., our Tactical Opportunities funds generally and certain BIS funds) do not provide for a preferred return, and generally the terms of our carry funds vary in certain respects across our business units and vintages. If, at the end of the life of a carry fund (or earlier with respect to certain of our real estate, real estate debt, core+ real estate, credit-focused and multi-asset class and/or opportunistic investment funds), as a result of diminished performance of later investments in a carry fund’s life, (a) the general partner receives in excess of the relevant carried interest percentage(s) applicable to the fund as applied to the fund’s cumulative net profits over the life of the fund, or (in certain cases) (b) the carry fund has not achieved investment returns that exceed the preferred return threshold (if applicable), then we will be obligated to repay an amount equal to the carried interest that was previously distributed to us that exceeds the amounts to which the relevant general partner was ultimately entitled on an after-tax basis. This is known as a “clawback” obligation and is an obligation of any person who received such carried interest, including us and other participants in our carried interest plans.

Although a portion of any distributions by us to our unitholders may include any carried interest received by us, we do not intend to seek fulfillment of any clawback obligation by seeking to have our unitholders return any portion of such distributions attributable to carried interest associated with any clawback obligation. To the extent we are required to fulfill a clawback obligation, however, our general partner may determine to decrease the amount of our distributions to common unitholders. The clawback obligation operates with respect to a given carry fund’s own net investment performance only and carried interest of other funds is not netted for determining this contingent obligation. Moreover, although a clawback obligation is several, the governing agreements of most of our funds provide that to the extent another recipient of carried interest (such as a current or former employee) does not fund his or her respective share of the clawback obligation then due, then we and our employees who participate in such carried interest plans may have to fund additional amounts (generally an additional 50% to 70% beyond our pro-rata share of such obligation) although we retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations. We have recorded a contingent repayment obligation equal to the amount that would be due on December 31, 2018, if the various carry funds were liquidated at their current carrying value.

For additional information concerning the clawback obligations we could face, see “— Item 1A. Risk Factors  — We may not have sufficient cash to pay back ‘clawback’ obligations if and when they are triggered under the governing agreements with our investors.”

Advisory and Transaction Fees

Some of our investment advisers or one of their affiliates, particularly real estate, private equity and credit-focused advisers, receive customary fees (for example, acquisition, origination and other transaction fees) upon consummation of their funds’ transactions, and may from time to time receive advisory, monitoring and other fees in connection with their activities. For most of the funds where we receive such fees, we are required to reduce the management fees charged to the funds’ limited partners by 50% to 100% of such limited partner’s share of such fees.

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

We face competition both in the pursuit of outside investors for our investment funds and in acquiring investments in attractive portfolio companies and making other investments. Although many institutional and individual investors have increased the amount of capital they commit to alternative investment funds, such increases may create increased competition with respect to fees charged by our funds. Certain institutional investors are demonstrating a preference to in-source their own investment professionals and to make direct investments in alternative assets without the assistance of private equity advisers like us. We compete for investments with such institutional investors and such institutional investors could cease to be our clients.

Depending on the investment, we face competition primarily from sponsors managing other private equity funds, specialized investment funds, hedge funds and other pools of capital, other financial institutions and institutional investors (including sovereign wealth and pension funds), corporate buyers and other parties. Several of these competitors have significant amounts of capital and many of them have investment objectives similar to ours, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources or other resources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments. Corporate buyers may be able to achieve synergistic cost savings with regard to an investment or be perceived by sellers as otherwise being more desirable bidders, which may provide them with a competitive advantage in bidding for an investment.

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

Employees

As of December 31, 2018, we employed approximately 2,615 people, including our 147 senior managing directors. We strive to maintain a work environment that fosters professionalism, excellence, integrity and cooperation among our employees.

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

In addition, certain of the closed ended and open ended mutual funds and investment management companies we manage, advise or sub-advise are registered under the 1940 Act. The 1940 Act and the rules thereunder govern, among other things, the relationship between us and such investment vehicles and limit such investment vehicles’ ability to enter into certain transactions with us or our affiliates, including other funds managed, advised or sub-advised by us.

Pursuant to the U.K. Financial Services and Markets Act 2000, or “FSMA,” certain of our subsidiaries are subject to regulations promulgated and administered by the Financial Conduct Authority (“FCA”). The Blackstone Group International Partners LLP (“BGIP”) acts as a sub-advisor to its Blackstone U.S. affiliates in relation to the investment and re-investment of Europe, Middle East and Africa (“EMEA”)-based assets of Blackstone funds as well as arranging transactions to be entered into by or on behalf of Blackstone funds. BGIP also acts as a distributor of Blackstone funds in EMEA. BGIP has a Markets in Financial Instruments Directive (2007) (“MiFID”) cross-border passport to provide investment advisory services within the European Economic Area (“EEA”). BGIP’s principal place of business is in London and it has Representative Offices in the Dubai International Financial Centre (“DIFC”), Milan and Paris. GSO Capital Partners International LLP (“GSO U.K.”) is also authorized and regulated by the FCA in the United Kingdom. As of November 1, 2018, GSO U.K. no longer carried out any business activities. GSO U.K. has a MiFID cross-border passport to provide investment advisory services and investment management within the EEA. GSO U.K.’s principal place of business is in London. The FSMA and rules promulgated thereunder form the cornerstone of legislation which governs all aspects of our investment business in the United Kingdom, including sales, research and trading practices, provision of investment advice, use and safekeeping of client funds and securities, regulatory capital, recordkeeping, approval standards for individuals, anti-money laundering, periodic reporting and settlement procedures. Blackstone Property Management Limited is authorized and regulated by the FCA in the United Kingdom as a property management and advisory company with the ability to administer contracts of insurance.

Blackstone / GSO Debt Funds Management Europe Limited (“DFME”) is authorized and regulated by the Central Bank of Ireland (“CBI”) as an Investment Firm under the European Communities (Markets in Financial Instruments) Regulations 2007. DFME’s principal activity is the provision of management and advisory services to certain CLO and sub-advisory services to certain affiliates. Blackstone / GSO Debt Funds Management Europe II Limited (“DFME II”) is authorized and regulated by the CBI as an Alternative Investment Fund Manager under the European Union (Alternative Investment Fund Managers Regulations) 2013 (“AIFMRs”). DFME II provides investment management functions including portfolio management, risk management, administration, marketing and related activities to its alternative investment funds in accordance with AIFMRs and the conditions imposed by the CBI as set out in the CBI’s alternative investment fund rulebook.

Blackstone Europe Fund Management S.à r.l. (“BEFM”) is an approved Alternative Investment Fund Manager under the European Union Alternative Investment Fund Managers Directive (the “AIFMD”). BEFM may also provide discretionary portfolio management services and investment advice in accordance with article 5(4) of the Luxembourg Law of 12 July 2013 on alternative investment fund managers, as amended. BEFM provides investment management functions including portfolio management, risk management, administration, marketing and related activities to its alternative investment funds in accordance with AIFMD and the conditions imposed by the Commission de Surveillance du Secteur Financier (“CSSF”) in Luxembourg. BEFM has a branch entity established in Denmark.

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

Certain investment advisers are also registered with international regulators in connection with their management of products that are locally distributed and/or regulated.

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

Our compliance group also monitors the information barriers that we maintain between Blackstone’s businesses. We believe that our various businesses’ access to the intellectual knowledge and contacts and relationships that reside throughout our firm benefits all of our businesses. To maximize that access without compromising compliance with our legal and contractual obligations, our compliance group oversees and monitors the communications between groups that are on the private side of our information barrier and groups that are on the public side, as well as between different public side groups. Our compliance group also monitors contractual obligations that may be impacted and potential conflicts that may arise in connection with these inter-group discussions.

In addition, disclosure controls and procedures and internal controls over financial reporting are documented, tested and assessed for design and operating effectiveness in accordance with the U.S. Sarbanes-Oxley Act of 2002. Internal Audit, which reports directly to the audit committee of the board of directors of our general partner, operates with a global mandate and is responsible for the examination and evaluation of the adequacy and effectiveness of the organization’s governance and risk management processes and internal controls, as well as the quality of performance in carrying out assigned responsibilities to achieve the organization’s stated goals and objectives.

Our enterprise risk management framework is designed to comprehensively identify, assess, mitigate and monitor our business, operational and other key enterprise risks at the corporate, business unit and fund level. Committees comprised of members of management and representatives of various business units and corporate functions consider and evaluate strategic, investment, reputational, financial, legal, compliance, human capital, operational, technology and other risks attendant to our business. Senior management reports regularly to the audit committee of the board of directors of our general partner on risk matters, including by providing periodic risk reports, an overview of management’s views on key risks to the firm and detailed assessments of selected risks.

There are a number of pending or recently enacted legislative and regulatory initiatives in the United States and in Europe that could significantly affect our business. Please see “— Item 1A. Risk Factors — Risks Related to Our Business — Financial regulatory changes in the United States could adversely affect our business” and “— Item 1A. Risk Factors — Risks Related to Our Business — Recent regulatory changes in jurisdictions outside the United States could adversely affect our business.”

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

Risks Related to Our Business

Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our funds, making it more difficult to find opportunities for our funds to exit and realize value from existing investments and reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.

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

Turmoil in the global financial markets can provoke significant volatility of equity and debt securities prices. This can have a material and rapid impact on our mark-to-market valuations, particularly with respect to our public holdings and credit investments. As publicly traded equity securities have in recent years represented a significant proportion of the assets of many of our carry funds, stock market volatility, including a sharp decline in the stock market, such as the one experienced in the fourth quarter of 2018, may adversely affect our results, including our revenues and net income. In addition, our public equity holdings are concentrated in fewer large positions than was historically the case, thereby making our unrealized mark-to-market valuations particularly sensitive to sharp changes in the price of any of these positions. While not a problem today, a lack of credit resulting from turmoil in the global financial markets in the future may materially hinder the initiation of new, large-sized transactions for our funds and adversely impact our operating results. Although overall financing costs still remain relatively low on a historical basis, there is continued concern that the monetary policy of central banks, including of the U.S. Federal

Reserve, solid (albeit slowing) economic growth and inflationary and other market factors may lead to rising interest rates and adversely impact the cost and availability of credit, as well as the value of our investments. In addition, economic growth in many international economies may in the future contribute to tighter credit conditions, a decreased availability of foreign capital and rising interest rates. A strong U.S. dollar, which could be associated with rising interest rates, could hurt U.S. exports and growth and have an adverse impact on economic growth in international economies. In addition, 2018 was a year of significant geopolitical concerns, including, among other things, uncertainty regarding re-opening of the U.S. government after a shutdown in late 2018 and early 2019, trade tensions, most notably between China and the U.S., resulting from the implementation of tariffs by the U.S. and retaliatory tariffs by other countries on the U.S., continued tensions with North Korea over its ballistic missile testing and nuclear programs, uncertainty regarding the United Kingdom’s (“U.K.”) ongoing negotiation of the circumstances surrounding its withdrawal from the European Union and uncertainty regarding U.S. recertification of the Iran nuclear framework.

Although interest rates have remained at relatively low levels on a historical basis, the U.S. Federal Reserve continued to raise rates throughout 2018. After indicating in 2018 that gradual further rate increases would be appropriate, the Federal Reserve signaled that it would be patient with respect to further rate increases. There can be no assurance, however, that the Federal Reserve will not continue to raise rates in 2019. A period of sharply rising interest rates could create downward pressure on the price of real estate and increase the cost of debt financing for the transactions we pursue, each of which may have an adverse impact on our business.

Many investments made by our funds are highly illiquid, and we may not be able to realize investments in a timely manner. Rising interest rates, coupled with periods of significant equity and credit market volatility, such as that which occurred in the fourth quarter of 2018, may potentially make it more difficult for us to find attractive opportunities for our funds to exit and realize value from their existing investments. Although the equity markets are not the only means by which we exit investments, should we experience another period of challenging equity markets, our funds may experience increased difficulty in realizing value from investments. Uncertainty surrounding potential changes to governmental policy may also have an impact on our exit opportunities through the private markets. For example, recently enacted bipartisan legislation may significantly increase the number of transactions that are subject to the jurisdiction of the Committee on Foreign Investment in the United States (“CFIUS”). Once the reform legislation is fully implemented through the rulemaking process, CFIUS will have the authority to review, and potentially recommend that the President block or impose conditions on non-controlling investments in critical infrastructure and critical technology companies and in companies collecting or storing sensitive data of U.S. citizens, which may reduce the number of potential buyers and limit the ability of our funds to realize value from certain existing and future investments. We are unable to predict whether and to what extent uncertainty surrounding economic and market conditions will be reduced, and even in the absence of uncertainty, adverse conditions and/or other events in particular sectors may cause our performance to suffer further.

In recent years we have experienced buoyant markets and positive economic conditions. Although such conditions have often made it more difficult and competitive to find suitable investments for our funds to effectively deploy capital, they have also in many cases contributed to positive operating performance at our funds’ portfolio companies. As global markets enter a period of slower growth relative to recent years, such period of difficult market conditions or economic slowdown (which may be across one or more industries, sectors or geographies), may contribute to adverse operating performance, decreased revenues, credit rating downgrades, financial losses, difficulty in obtaining access to financing and increased funding costs for our funds’ portfolio companies. In addition, as the governing agreements of our funds contain only limited investment restrictions and only limited requirements as to diversification of fund investments (by, for example, sector or geographic region), during periods of difficult market conditions or slowdowns in certain sectors or regions, the decreased revenues and other impacts may be exacerbated by concentration of investments in such sector or region. Negative financial results in our investment funds’ portfolio companies may result in lower investment returns for our investment funds, which could materially and adversely affect our ability to raise new funds as well as our operating results and cash flow. To the extent the operating performance of those portfolio companies (as well as valuation multiples) do not improve or other portfolio companies experience adverse operating performance, our investment funds may sell those assets at values that are less than we projected or even a loss, thereby significantly affecting those investment funds’ performance and consequently our operating results and cash flow. The operating and financial performance of our portfolio companies would also likely be negatively impacted if pressure on wages and other inputs increasingly pressure profit margins.

In addition, during periods of weakness, our investment funds’ portfolio companies may also have difficulty expanding their businesses and operations or meeting their debt service obligations or other expenses as they become due, including expenses payable to us. Furthermore, such negative market conditions could potentially result in a portfolio company entering bankruptcy proceedings, thereby potentially resulting in a complete loss of the fund’s investment in such portfolio company and a significant negative impact to the investment fund’s performance and consequently to our operating results and cash flow, as well as to our reputation. In addition, negative market conditions would also increase the risk of default with respect to investments held by our investment funds that have significant debt investments, such as our credit-focused funds. Estimates or projections of market conditions, commodity prices and supply and demand dynamics are key factors in evaluating potential investment opportunities and valuing the investments made by our funds. These estimates are subject to wide variances based on changes in market conditions, underlying assumptions, commodity prices and technical or investment-related assumptions.

In addition, the performance of the investments made by our credit and private equity funds in the energy and natural resources markets are also subject to a high degree of market risk given, among other matters, the volatility of commodity prices. See “— Investments by our funds in the power and energy industries involve various operational, construction, regulatory and market risks that may expose us to increased risks.”

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

A significant contraction or weakening in the market for debt financing, such as the weakening that occurred in late 2018, or other adverse change relating to the terms of debt financing (such as, for example, higher rates, higher equity requirements, and/or more restrictive covenants), particularly in the area of acquisition financings for private equity and real estate transactions, could have a material adverse impact on our business. In addition, the financing of acquisitions or the operations of our funds’ portfolio companies with debt may become less attractive due to limitations on the deductibility of corporate interest expense. See “— Comprehensive U.S. federal income tax reform became effective in 2018, which could adversely affect us.” If our funds are unable to obtain committed debt financing for potential acquisitions, can only obtain debt financing at an increased interest rate or on unfavorable terms or the ability to deduct corporate interest expense is substantially limited, our funds may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in our revenues. Similarly, our funds’ portfolio companies regularly utilize the corporate debt markets in order to obtain financing for their operations. To the extent regulatory and/or tax changes or difficult credit markets render such financing difficult to obtain, more expensive or otherwise less attractive, which was the case in late 2018, this may also negatively impact the financial results of those portfolio companies and, therefore, the investment returns on our funds. In addition, to the extent that market conditions and/or regulatory changes make it difficult or impossible to refinance debt that is maturing in the near term, some of our funds’ portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.

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

Our revenue, net income and cash flow are all highly variable. For example, our cash flow may fluctuate significantly due to the fact that we receive Performance Allocations from our carry funds only when investments are realized and achieve a certain preferred return. In addition, transaction fees received by our carry funds can vary significantly from quarter to quarter. We may also experience fluctuations in our results, including our revenue and net income, from quarter to quarter due to a number of other factors, including changes in the valuations of our funds’ investments, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. In particular, economic and market conditions may lead to volatility in the mark-to-market valuations of investments made by our funds, particularly in respect of our public investments. The valuations of investments made by our funds could also be subject to high volatility as a result of uncertainty regarding governmental policy with respect to, among other things, tax, financial services regulation, international trade, immigration, healthcare, labor, infrastructure and energy. Achieving steady growth in net income and cash flow on a quarterly basis may be difficult, which could in turn lead to large adverse movements or general increased volatility in the price of our common units.

The timing and receipt of Performance Allocations generated by our carry funds is uncertain and will contribute to the volatility of our results. Performance Allocations depend on our carry funds’ performance and opportunities for realizing gains, which may be limited. It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value (or other proceeds) of an investment through a sale, public offering, recapitalization or other exit. Even if an investment proves to be profitable, it may be a number of years before any profits can be realized in cash (or other proceeds). We cannot predict when, or if, any realization of investments will occur. In addition, upon the realization of a profitable investment by any of our carry funds and prior to us receiving any Performance Allocations in respect of that investment, 100% of the proceeds of that investment must generally be paid to the investors in that carry fund until they have recovered certain fees and expenses and achieved a certain return on all realized investments by that carry fund as well as a recovery of any unrealized losses. If we were to have a realization event in a particular quarter, it may have a significant impact on our results for that particular quarter which may not be replicated in subsequent quarters. We recognize revenue on investments in our investment funds based on our allocable share of realized and unrealized gains (or losses) reported by such investment funds, and a decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our revenue and possibly cash flow, which could further increase the volatility of our quarterly results. Because our carry funds have preferred return thresholds to investors that need to be met prior to Blackstone receiving any Performance Allocations, substantial declines in the carrying value of the investment portfolios of a carry fund can significantly delay or eliminate any Performance Allocations paid to us in respect of that fund since the value of the assets in the fund would need to recover to their aggregate cost basis plus the preferred return over time before we would be entitled to receive any Performance Allocations from that fund.

The timing and receipt of Performance Allocations also varies with the life cycle of our carry funds. During periods in which a relatively large portion of our assets under management is attributable to carry funds and investments in their “harvesting” period, our carry funds would make larger distributions than in the fundraising or investment periods that precede harvesting. During periods in which a significant portion of our assets under management is attributable to carry funds that are not in their harvesting periods, we may receive substantially lower Performance Allocations.

With respect to most of our funds of hedge funds, our core+ real estate funds and our credit-focused and real estate debt funds structured like hedge funds, our incentive income is paid between semi-annually and every five years, and the varying frequency of these payments will contribute to the volatility of our cash flow. Furthermore, we earn this incentive income only if the net asset value of a fund has increased or, in the case of certain funds, increased beyond a particular return threshold. Certain of these funds also have “high water marks” whereby we do not earn incentive income during a particular period even though the fund had positive returns in such period as a result of losses in prior periods. If one of these funds experiences losses, we will not be able to earn incentive income from the fund until it surpasses the previous high water mark. The incentive income we earn is therefore dependent on the net asset value of the fund, which could lead to significant volatility in our results.

Because our revenue, net income and cash flow can be highly variable from quarter to quarter and year to year, we do not provide any guidance regarding our expected quarterly and annual operating results. The lack of guidance may affect the expectations of public market analysts and could cause increased volatility in our common unit price.

Adverse economic and market conditions may adversely affect the amount of cash generated by our businesses, and in turn, our ability to make distributions to our unitholders.

We use cash to (a) provide capital to facilitate the growth of our existing businesses, which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital for business expansion, (c) pay operating expenses and other obligations as they arise, including servicing our debt and (d) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our principal sources of cash are: (a) cash we received in connection with our prior bond offerings, (b) Fee Related Earnings and (c) Net Realizations, which is the sum of Realized Principal Investment Income and Realized Performance Revenues less Realized Performance Compensation. We have also entered into a $1.6 billion revolving credit facility with a final maturity date of September 21, 2023. Our long-term debt totaled $3.5 billion in borrowings from our prior bond issuances and we had no borrowings outstanding against our $1.6 billion revolving credit facility as of December 31, 2018. At the end of 2018, we had $2.2 billion in cash and cash equivalents, $2.5 billion invested in our corporate treasury investments and $1.9 billion invested in Blackstone funds and other investments.

If the global economy and conditions in the financing markets worsen, our fund investment performance could suffer, resulting in, for example, the payment of less or no Performance Allocations to us. This could materially and adversely affect the amount of cash we have on hand, including for, among other purposes, the making of distributions to our unitholders. Having less cash on hand could in turn require us to rely on other sources of cash (such as the capital markets, which may not be available to us on acceptable terms) for the above purposes. Furthermore, during adverse economic and market conditions, we might not be able to renew all or part of our existing revolving credit facility or find alternate financing on commercially reasonable terms. As a result, our uses of cash may exceed our sources of cash, thereby potentially affecting our liquidity position.

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

Our plan, to the extent that market conditions permit, is to continue to grow our investment businesses and expand into new investment strategies, geographic markets and businesses. Our organizational documents do not limit us to investment management businesses. Accordingly, we may pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners, or other strategic initiatives. In addition, we expect opportunities will arise to acquire other alternative or traditional asset managers. To the extent we make strategic investments or acquisitions, undertake other strategic initiatives or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with (a) the required investment of capital and other resources, (b) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, (c) the diversion of management’s attention from our core businesses, (d) assumption of liabilities in any acquired business, (e) the disruption of our ongoing businesses, (f) the increasing demands on or issues related to the combining or integrating operational and management systems and controls, (g) compliance with additional regulatory requirements, and (h) the broadening of our geographic footprint, including the risks associated with conducting operations in non-U.S. jurisdictions. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. For example, we have increasingly undertaken business initiatives to offer registered investment products to retail investors. These activities have and will continue to impose additional compliance burdens on us and could also subject us to enhanced regulatory scrutiny and expose us to greater reputation and litigation risk. See “— We have increasingly undertaken business initiatives to increase the number and type of investment products we offer to retail investors, which could expose us to new and greater levels of risk.” In addition, if a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives may include joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.

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

In past years, there have been legislative proposals to tax certain publicly traded partnerships as corporations. If these proposals were enacted and applied to us, our effective tax rate could increase significantly.

Certain past legislative proposals would treat certain publically traded partnerships as corporations for federal income tax purposes. If similar legislation were enacted and applied to us, we would not qualify as a partnership for U.S. federal income tax purposes. If we were taxed as a corporation our effective tax rate could increase significantly.

Comprehensive U.S. federal income tax reform became effective in 2018, which could adversely affect us.

U.S. federal income tax reform legislation known as the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 (the “Tax Reform Bill”) has resulted in fundamental changes to the Internal Revenue Code. Changes to U.S. tax laws resulting from the Tax Reform Bill, including reduction to the federal corporate income tax rate, partial limitation on the deductibility of business interest expense, and a longer three-year holding period requirement for carried interest to be treated as long-term capital gain could have an adverse effect on our business operations and our funds’ investment activities. These and other changes from the Tax Reform Bill — including limitations on the use, carryback and carryforward of net operating losses and changes relating to the scope and timing of U.S. taxation on earnings from international business operations — could also have an adverse effect on our portfolio companies. The exact impact of the Tax Reform Bill is difficult to quantify, but these changes could have an adverse effect on our business, results of operations and financial condition. In addition, other changes could be enacted in the future to increase the corporate tax rate, limit further the deductibility of interest, subject carried interest to more onerous taxation or effect other changes that could have a material adverse effect on our business, results of operations and financial condition.

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

States and local jurisdictions have enacted and are considering changes to the income tax treatment of carried interest and partnerships generally that could cause us to incur a material increase in our tax liability and/or cause carried interest or other income allocable to holders of our common units to be subject to state or local income tax at higher rates than under current law.

States and other jurisdictions have enacted and are considering legislation to increase taxes with respect to carried interest. For example, New Jersey recently enacted legislation which eliminates an exclusion from New Jersey source income (for non-residents) for carried interest and income from providing investment management services, which is not expected to materially affect our common unitholders, and authorizes a contingent 17% surtax on such management income for gross income tax and corporate income tax purposes. These carried interest provisions remain non-operative as they are dependent upon Connecticut, New York and Massachusetts enacting legislation with identical provisions. In addition, New York recently introduced legislation which would tax income from certain investment management services provided by a partner (whether or not a New York resident), which could cause a non-resident of New York who holds our common units to be subject to New York state income tax on carried interest earned by entities in which we hold an indirect interest, thereby requiring the non-resident to file a New York state income tax return reporting such carried interest income. As part of that legislation, New York also proposed a state tax surcharge of 19% on carried interest in addition to the personal income tax. Similar to the New Jersey legislation, the New York legislation would not take effect until similar legislation is enacted by Connecticut, New Jersey and Massachusetts. Similar proposals are under consideration in other jurisdictions such as California. Whether or when similar legislation will be enacted is unclear.

Finally, several state and local jurisdictions are evaluating ways to subject partnerships to entity level taxation through the imposition of state or local income, franchise or other forms of taxation or to increase the amount of such taxation. For example, although it would not affect us materially, Connecticut recently enacted an income tax on pass through entities doing business in Connecticut, and states in which we do business may consider similar tax changes. These and other proposals have recently been under heightened consideration in light of the Tax Reform Bill. If any state were to impose a tax upon us as an entity, our distribution to common unitholders would be reduced.

The U.K.’s withdrawal from the European Union may negatively impact the value of certain of our assets.

In March 2017 the U.K. initiated a two-year negotiation period preceding its withdrawal from the European Union (“Brexit”). There is ongoing uncertainty as to the timing, including with respect to any transition period, and the terms of Brexit. The uncertainty surrounding Brexit has contributed to increased political and economic volatility in the global financial markets. Although the long-term impact on economic conditions is uncertain, Brexit may have an adverse effect on the rate of economic growth in the U.K. and Europe, which may negatively impact asset values in those regions. For example, as a result of Brexit, the U.K. may lose access to global trade deals negotiated by the European Union on behalf of its members, which could impact the attractiveness of the U.K. as a global business and financial center and thereby impact the rate of economic growth in the U.K.

In addition, since the result of the Brexit referendum in mid-2016, the British pound has experienced periods of weakness, and there can be no assurance that such weakness will not be exacerbated upon Brexit’s effectiveness, particularly in the event of no transition period. Continued weakness or a further decline in the value of the British pound may negatively impact the mark-to-market valuations of our British pound-denominated investments. Weakness in the British pound may also contribute to volatility in other currencies, including the euro, which may negatively impact the mark-to-market valuations of our euro denominated investments. Weakness or significant fluctuation in currency exchange rates may also adversely impact our financial results as a result of the conversion of investment principal and income from one currency into another.

Operational risks, including cybersecurity risks, may disrupt our businesses, result in losses or limit our growth.

We rely heavily on our financial, accounting, communications and other data processing systems. Our systems may fail to operate properly or become disabled as a result of tampering or a breach of our network security systems or otherwise. In addition, our systems face ongoing cybersecurity threats and attacks. Attacks on our systems could involve, and in some instances have in the past involved, attempts intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, including through the introduction of computer viruses, “phishing” attempts and other forms of social engineering. Cyberattacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as an alternative asset management firm, we hold a significant amount of confidential and sensitive information about our investors, our portfolio companies and potential investments. As a result, we may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on our network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in our business and damage to our reputation. There can be no assurance that measures we take to ensure the integrity of our systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful. If our systems are compromised, do not operate properly or are disabled, or we fail to provide the appropriate regulatory or other notifications in a timely manner, we could suffer financial loss, a disruption of our businesses, liability to our investment funds and fund investors, regulatory intervention or reputational damage.

In addition, we operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation in the European Union that went into effect in May 2018. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees’ or our fund investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our fund investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our fund investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our fund investors and clients to lose confidence in the effectiveness of our security measures.

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

Our business is subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations in the jurisdictions in which we operate around the world. These authorities have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are also empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel, changes in policies, procedures or disclosure or other sanctions, including censure, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships or the commencement of a civil or criminal lawsuit against us or our personnel. Moreover, the financial services industry in recent years has been the subject of heightened scrutiny, and the SEC has specifically focused on private equity. In that connection, in recent years the SEC’s stated examination priorities have included, among other things, private equity firms’ collection of fees and allocation of expenses, their marketing and valuation practices, allocation of investment opportunities and policies and procedures with respect to conflicts of interest. We regularly are subject to requests for information and informal or formal investigations by the SEC and other regulatory authorities, with which we routinely cooperate, and which have included review of historical practices that were previously examined. SEC actions and initiatives can have an adverse effect on our financial results, including as a result of the imposition of a sanction, a limitation on our or our personnel’s activities, or changing our historic practices. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing clients or fail to gain new clients.

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

The Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) expands the scope of U.S. sanctions against Iran. Additionally, Section 219 of the ITRA amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain OFAC sanctions engaged in by the reporting company or any of its affiliates during the period covered by the relevant periodic report. In some cases, ITRA requires companies to disclose these types of transactions even if they were permissible under U.S. law. Companies that currently may be or may have been at the time considered our affiliates have from time to time publicly filed and/or provided to us the disclosures reproduced on Exhibit 99.1 of our Quarterly Reports. We do not independently verify or participate in the preparation of these disclosures. We are required to separately file with the SEC a notice when such activities have been disclosed in this report, and the SEC is required to post such notice of disclosure on its website and send the report to the President and certain U.S. Congressional committees. The President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, determine whether sanctions should be imposed. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business, and any failure to disclose any such activities as required could additionally result in fines or penalties.

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

On April 5, 2018, the United States District Court for the District of Columbia entered an order implementing a prior ruling of the United States Court of Appeals for the District of Columbia and thereby vacating the U.S. risk retention rules insofar as they apply to CLO managers of “open market CLOs” (described in the ruling as CLOs where assets are acquired from “arms-length negotiations and trading on an open market”). In addition, the SEC and Federal Reserve did not request that the case be heard by the United States Supreme Court. As a result, CLO managers of “open market CLOs” will no longer be required to comply with the U.S. Risk Retention Rules, and no party to such “open market CLOs” will be required to acquire and retain an economic interest in the credit risk of the securitized assets. However, the ruling also does not impact the risk retention rules imposed by authorities outside the United States. We are in the process of evaluating this decision and its ultimate impact on our business.

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

In April 2016, the U.S. Department of Labor issued a final rule (the “DOL Fiduciary Rule”) to expand the definition of “investment advice fiduciary” under ERISA and thereby the circumstances in which certain investment advisers and other intermediaries are treated as fiduciaries to ERISA plans and individual retirement accounts. On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit vacated the DOL Fiduciary Rule and accompanying exemptions in their entirety. On June 21, 2018, the Fifth Circuit issued the mandate that makes effective its decision to vacate the DOL Fiduciary Rule. Whether the DOL Fiduciary Rule will resurface in its original form and/or some variation is impossible to determine. In addition, several states have taken actions to potentially institute a rule similar to the DOL Fiduciary Rule. While these rules are not finalized, any such rule could have an adverse effect on the distribution of our products to certain investors.

On April 18, 2018, the SEC released for public comment a package of proposed actions on the standards of conduct and required disclosures for broker-dealers and investment advisers. These proposed actions would apply more broadly than, and in certain relevant respects would operate similarly to, the DOL Fiduciary Rule. One of the proposals, entitled “Regulation Best Interest,” would require broker-dealers to act in the “best interest” of retail customers at the time a recommendation is made without placing the financial or other interests of the broker-dealer ahead of the interests of the retail customer. Additionally, the SEC proposed a new requirement for both broker-dealers and investment advisers to provide a brief relationship summary to retail investors with information intended to clarify the relationship between the parties. Finally, the SEC issued a proposed interpretation regarding the fiduciary duty that investment advisers owe their clients. The SEC has received thousands of comments from disparate stakeholders regarding these proposed actions. Whether the proposed actions will be adopted, and whether any final rule will remain in its current form, is impossible to determine. The final rules, if they become fully applicable in their current form, could have an adverse effect on the distribution of our products to certain investors.

Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional compliance and other costs, increase regulatory investigations of the investment activities of our funds, require the attention of our senior management, affect the manner in which we conduct our business and adversely affect our profitability. The full extent of the impact on us of the Dodd-Frank Act or any other new laws, regulations or initiatives that may be proposed, including by the Trump administration, which has expressed support for, and proposed, potential modifications to the Dodd-Frank Act and other deregulatory measures, is impossible to determine.

Financial deregulation measures proposed and recently enacted by the Trump administration and members of the U.S. Congress may create regulatory uncertainty for the financial sector, increase competition in certain of our investment strategies and adversely affect our business, financial condition and results of operations.

The Trump administration’s legislative agenda may include certain deregulatory measures for the U.S. financial services industry, including changes to the Volcker Rule, the U.S. Risk Retention Rules, capital and liquidity requirements, FSOC’s authority and other aspects of the Dodd-Frank Act. On February 3, 2017, President Trump signed an executive order calling for the administration to review U.S. financial laws and regulations in order to determine their consistency with a set of core principles identified in the order. In response to this executive order, the U.S. Department of Treasury released four reports that identify laws and regulations that are inconsistent with the core principles set forth in the executive order and proposed recommendations for reform in the regulation of banks and credit unions, capital markets, asset management and insurance companies, and nonbank financials and financial technology companies. On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Reform Act”) was signed into law. Among other financial regulatory changes, the Reform Act amends various sections of the Dodd-Frank Act, including by modifying the Volcker Rule to exempt certain insured depository institutions. The Reform Act and various other proposals focused on deregulation of the U.S. financial services industry may have the effect of increasing competition for our businesses. For example, increased competition from banks and other financial institutions in the credit markets could have the effect of reducing credit spreads, which may adversely affect the revenues of our credit and other businesses whose strategies include the provision of credit to borrowers.

Whether any particular other legislative or regulatory proposals will be enacted or adopted remains unclear. In addition, it is not possible to determine the full extent of any impact on us or any of the portfolio companies of our funds of any such potential financial reform legislation, or whether any such proposal will become law. Any changes in the regulatory framework applicable to our business or the businesses of the portfolio companies of our funds, including the changes described above, may impose additional costs, require the attention of our senior management or result in limitations on the manner in which business is conducted, or may ultimately have an adverse impact on the competitiveness of certain non-bank financial service providers vis-à-vis traditional banking organizations.

The potential for further governmental policy changes and regulatory reform by the Trump administration and the U.S. Congress may create regulatory uncertainty for our funds’ portfolio companies and our investment strategies and adversely affect the profitability of our funds’ portfolio companies.

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

In March 2018, the U.S. imposed an additional 25% tariff under Section 232 of the Trade Expansion Act of 1962, as amended, on steel products, including stainless steel, imported into the U.S. These new tariffs have resulted in, and may continue to trigger, retaliatory actions by affected countries, including the imposition of tariffs on the U.S. by other countries. Certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. Others are considering the imposition of sanctions that will deny U.S. companies access to critical raw materials. Further governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the U.S.

In addition, trade tensions between the U.S. and China continued to escalate in 2018 and early 2019. Further escalation of the “trade war” between the U.S. and China, or the countries’ inability to reach a timely trade agreement, may negatively impact the rate of global growth, particularly in China, which has and continues to exhibit signs of slowing growth. Such slowing growth could adversely affect the revenues and profitability of our funds’ portfolio companies.

President Trump has also advocated for greater restrictions on international trade generally and has expressed antipathy toward certain international trade agreements and organizations, including the North American Free Trade Agreement and the World Trade Organization (the “WTO”). If the U.S. were to withdraw from or materially modify international trade agreements to which it is a party, or if the U.S. were to withdraw from trade organizations such as the WTO, certain foreign-sourced goods that are sold or purchased by our portfolio companies may no longer be available at commercially attractive prices or at all, which in turn could adversely affect the revenues and profitability of such companies.

Further, the Trump administration has outlined governmental policy changes and/or regulatory reform in multiple other areas, including tax, immigration, healthcare, labor, infrastructure and energy. While there is currently a substantial lack of clarity around the likelihood, timing and details of many such potential changes, such changes may adversely affect the companies in which we have invested or choose to invest in the future in a number of ways, including, without limitation:

•

Immigration reform has been a continued area of focus for the Trump administration. Although the details and timing of potential changes to immigration law are difficult to predict, restrictions on the ability of individuals from certain countries to obtain non-immigrant visas or limitations on the number of individuals eligible for U.S. work visas may make it more difficult for current and future portfolio companies to recruit and retain skilled foreign workers and may increase labor and compliance costs.

•

Effective for months beginning after December 31, 2018, the Tax Reform Bill provides for the repeal of the provision of the Patient Protection and Affordable Care Act (“ACA”), which requires certain individuals without minimum health coverage to pay a penalty. This repeal and other measures being pursued by the Trump administration could result in an increase in the size of the uninsured population or a reduction in funds presently available to patients as a result of the repeal of this provision or the potential repeal of other significant portions of the ACA could adversely affect multiple businesses in the healthcare industry, including pharmaceutical companies that benefit from purchases by individuals covered by government-subsidized insurance, hospitals that may be required to increase write-offs for bad debt resulting from the inability of insured patients to pay for care and insurance companies that have developed effective plans for participating in healthcare exchanges. Further, one court has ruled that the ACA is unconstitutional, but stayed that decision pending resolution of an appeal. If that decision is not reversed on appeal, that could exacerbate the types of adverse developments that are described above.

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

Under the U.S. Foreign Account Tax Compliance Act (“FATCA”), all entities in a broadly defined class of foreign financial institutions (“FFIs”) are required to comply with a complicated and expansive reporting regime or be subject to a 30% United States withholding tax on certain U.S. payments, and non-U.S. entities which are not FFIs are required to either certify they have no substantial U.S. beneficial ownership or to report certain information with respect to their substantial U.S. beneficial ownership or be subject to a 30% U.S. withholding tax on certain U.S. payments. The reporting obligations imposed under FATCA require FFIs to enter into agreements with the IRS to obtain and disclose information about certain investors to the IRS. In addition, the administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors. Other countries such as Luxembourg, the U.K. and the Cayman Islands have implemented regimes similar to that of FATCA. For example, under an initiative known as Global FATCA, more than 100 OECD member countries have committed to automatic exchange of information relating to accounts held by tax residents of signatory countries, using a Common Reporting Standard (“CRS”). Compliance with such regimes could result in increased administrative and compliance costs and could subject our investment entities to increased withholding taxes.

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

The AIFMD, as transposed into national law within the member states of the European Economic Area (“EEA”), was implemented in 2013 and established a new regulatory regime for alternative investment fund managers, including private equity and hedge fund managers. The AIFMD regulates managers established in or with a registered office in the EEA managing one or more alternative investments funds, but it also regulates non EEA-based managers, such as our affiliates, when they seek to market alternative investment funds in the EEA. We have had to comply with these and other requirements of the AIFMD in order to market our investment funds to professional investors in the EEA, including compliance with prescribed pre-investment disclosures, prescribed annual report disclosures, periodic reporting to regulators in respect of each fund marketed, and asset-stripping restrictions in relation to the acquisition of non-listed companies or issuers established in the EEA (these restrictions prohibit certain distributions to shareholders for 24 months following closing of an acquisition).

Our AIFM in Luxembourg and the European fund structures in respect of which it is the appointed investment manager, are subject to the full requirements of the AIFMD, such as rules relating to, among other things, depositary oversight, remuneration, minimum regulatory capital requirements, restrictions on the use of leverage, requirements in relation to liquidity, risk management and valuation of assets. The establishment of a platform in the EEA has increased the ongoing cost of administration and compliance with the AIFMD, including costs and expenses of collecting and collating data of the EEA funds and the preparation of regular reports to be filed with the regulator. The advantages of this structure potentially come at a cost of greater overall complexity, higher compliance and administration costs and less overall flexibility.

The EU Securitization Regulation (the “Securitization Regulation”), which became effective on January 1, 2019, repealed and replaced the securitization provisions in a range of sector-specific European Union legislation, including the AIFMD. The Securitization Regulation imposes due diligence and risk retention requirements on “institutional investors,” which includes managers of alternative investment funds assets, and constrains the ability of alternative investment funds to invest in securitization positions that do not comply with the prescribed risk retention requirements. Unlike the predecessor provisions, these requirements may apply not only to AIFs managed by EU AIFMs but may also apply to AIFs managed by non-EU AIFMs where those AIFs have been registered for marketing in the EU under Article 42 of the AIFMD. Consequently, the requirements apply to any Blackstone managed investment funds that have been registered for marketing in the EU. Given the expanded breadth of the revised regulation, this may impact or limit our funds’ ability to make certain investments that constitute “securitizations” under the Securitization Regulation and may impose additional reporting obligations on securitizations, which may increase the costs of managing such vehicles. In addition, the existence of the requirement to “retain risk” limits the ability of the investment manager to market portions of the securitization to investors, which may result in less fee revenues to us.

The EU Markets in Financial Instruments Directive II, as transposed into national law within the member states of the EU and the EU Markets in Financial Instruments Regulation (collectively, “MiFID II”), came into force on January 3, 2018 and overhauled and expanded the existing body of EU law regulating investment firms, which had been in effect since 2007. MiFID II requires, among other things, all MiFID investment firms, including private equity and hedge fund managers, to comply with more prescriptive disclosure, transparency, reporting and recordkeeping obligations and enhanced obligations in relation to the receipt of investment research, best execution, product governance and marketing communications. As we operate investment firms which are subject to MiFID, we have implemented revised policies and procedures to comply with MiFID II where relevant, including where certain rules have an extraterritorial impact on the firm. Compliance with MiFID II has resulted in greater overall complexity, higher compliance and administration and operational costs and less overall flexibility.

The EU General Data Protection Regulation (“GDPR”) replaced the existing data protection directive and, as a regulation, has direct effect in all EU member states from May 25, 2018. Although a number of the existing principles for the protection of personal data remain, the GDPR is designed to harmonize data privacy laws across Europe and reshape the way organizations approach data privacy. The GDPR introduced new obligations and expanded the territorial reach of EU data protection legislation. It applies to all organizations processing or holding personal data of EU ‘data subjects’ (regardless of the organization’s location) as well as to organizations outside the EU that offer goods or services in the EU, or that monitor the behavior of EU data subjects. Personal data is information that can be used to identify a natural person, including a name, a photo, an email address, or a computer IP address. Compliance with the GDPR requires companies to analyze and evaluate how they handle data in the ordinary course of their business, from processes to technology. It imposes a prescriptive approach to compliance requiring organizations to demonstrate and record compliance and to provide much more detailed information to data subjects regarding processing. EU data subjects are given full disclosure about how their personal data will be used and stored. Companies must be in a position to delete information from their global systems permanently if consent, where required, is withdrawn. As with any other organization that holds personal data of EU data subjects, we are required to comply with the GDPR because, among other things, we process European individuals’ personal data in the U.S. via our global technology systems. Financial regulators and data protection authorities throughout the EU have significantly increased audit and investigatory powers under GDPR to probe how personal data is being used and processed. Penalties for non-compliance are material. Serious breaches of GDPR include antitrust-like fines on companies of up to the greater of €20 million or 4% of global group turnover in the preceding year, regulatory action and reputational risk.

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

We intend to use borrowings to finance our business operations as a public company. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Liquidity” for further information regarding our outstanding borrowings. Borrowing to finance our businesses exposes us to the typical risks associated with the use of leverage, including those discussed below under “— Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.” In order for us to utilize leverage to finance our business, we are dependent on financial institutions such as global banks extending credit to us on terms that are reasonable to us. There is no guarantee that such institutions will continue to extend credit to us or renew any existing credit agreements we may have with them, or that we will be able to refinance outstanding notes when they mature. We have a credit facility which provides for revolving credit borrowings that has a final maturity date of September 21, 2023. As borrowings under the facility or any other indebtedness mature, we may be required to either refinance them by entering into a new facility, which could result in higher borrowing costs, or by issuing equity, which would dilute existing unitholders. We could also repay them by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets, which could reduce distributions to our unitholders. We could have difficulty entering into new facilities or issuing equity in the future on attractive terms, or at all. These risks are exacerbated by our funds’ use of leverage to finance investments.

We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against the financial services industry in general have been increasing. The investment decisions we make in our asset management business and the activities of our investment professionals on behalf of portfolio companies of our carry funds may subject the companies, funds and us to the risk of third party litigation arising from investor dissatisfaction with the performance of those investment funds, alleged conflicts of interest, the activities of our funds’ portfolio companies and a variety of other litigation claims. From time to time we, our funds and our funds’ portfolio companies have been and may be subject to class action suits by shareholders in public companies that we have agreed to acquire that challenge our acquisition transactions and/or attempt to enjoin them. Please see “Item 3. Legal Proceedings” for a discussion of a certain proceeding to which we are currently a party.

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

If any private lawsuits or regulatory actions were brought against us and resulted in a finding of substantial legal liability, it could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain investors and to pursue investment opportunities for our carry funds. As a result, allegations of improper conduct by private litigants, regulators, or employees, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities, our new lines of business or distribution channels, our workplace environment, or the private equity industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.

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

In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the Foreign Corrupt Practices Act (“FCPA”). In addition, the U.K. has also significantly expanded the reach of its anti-bribery laws. Local jurisdictions, such as Brazil, have also recently brought a greater focus to anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA, the U.K. anti-bribery laws or other applicable anti-corruption laws could subject us to, among other things, civil and criminal penalties or material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position or the market value of our common units.

In addition, we may also be adversely affected if there is misconduct by personnel of portfolio companies in which our funds invest. For example, financial fraud or other deceptive practices at our funds’ portfolio companies, or failures by personnel at our funds’ portfolio companies to comply with anti-bribery, trade sanctions, anti-harassment or other legal and regulatory requirements, could subject us to, among other things, civil and criminal penalties or material fines, profit disgorgement, injunctions on future conduct and securities litigation, and could also cause significant reputational and business harm to us. Such misconduct may undermine our due diligence efforts with respect to such portfolio companies and could negatively affect the valuations of the investments by our funds in such portfolio companies. In addition, we may face an increased risk of such misconduct to the extent our investment in non-U.S. markets, particularly emerging markets, increases.

Poor performance of our investment funds would cause a decline in our revenue, income and cash flow, may obligate us to repay Performance Allocations previously paid to us, and could adversely affect our ability to raise capital for future investment funds.

In the event that any of our investment funds were to perform poorly, our revenue, income and cash flow would decline because the value of our assets under management would decrease, which would result in a reduction in management fees, and our investment returns would decrease, resulting in a reduction in the Performance Allocations and Incentive Fees we earn. Moreover, we could experience losses on our investments of our own principal as a result of poor investment performance by our investment funds. Furthermore, if, as a result of poor performance of later investments in a carry fund’s life, the fund does not achieve certain investment returns for the fund over its life, we will be obligated to repay the amount by which Performance Allocations that were previously distributed to us exceed amount to which the relevant general partner is ultimately entitled.

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

Our asset management business depends in large part on our ability to raise capital from third party investors. If we are unable to raise capital from third party investors on attractive fee terms or at all, our ability to collect management fees or deploy such capital into investments and potentially collect Performance Allocations would be impacted, which would materially reduce our revenue and cash flow and adversely affect our financial condition.

Our ability to raise capital from third party investors depends on a number of factors, including certain factors that are outside our control. Certain factors, such as the performance of the stock market and the asset allocation rules or investment policies to which such third party investors are subject, could inhibit or restrict the ability of third party investors to make investments in our investment funds or the asset classes in which our investment funds invest. For example, state politicians and lawmakers in Pennsylvania, New Jersey and North Carolina have recently taken steps or expressed intent to take steps to reduce or minimize the ability of their state pension funds to invest in alternative asset classes. The Pennsylvania governor, for example, asked the state’s two retirement funds to close out their private equity investments in favor of an all-index fund strategy, citing high fees paid to alternative asset managers, and in New Jersey, new commitments by the state pension fund to private equity were frozen in 2018. There is no assurance that other states will not take similar actions, which may impair our access to capital from an investor base that has historically represented a significant portion of our fundraising. In addition, volatility in the valuations of investments, has in the past and may in the future affect our ability to raise capital from third party investors. To the extent periods of volatility are coupled with a lack of realizations from investors’ existing private equity and real estate portfolios, as was the case in 2008 and 2009, such investors may be left with disproportionately outsized remaining commitments to a number of investment funds, which significantly limits such investors’ ability to make new commitments to third party managed investment funds such as those managed by us.

Our ability to raise new funds could similarly be hampered if the general appeal of private equity and other alternative investments were to decline. An investment in a limited partner interest in a private equity fund is more illiquid and the returns on such investment may be more volatile than an investment in securities for which there is a more active and transparent market. In periods of positive markets and low volatility, for example, investors may favor passive investment strategies such as index funds over our actively managed investment vehicles. Alternative investments could also fall into disfavor as a result of concerns about liquidity and short-term performance. Such concerns could be exhibited, in particular, by public pension funds, which have historically been among the largest investors in alternative assets. Many public pension funds are significantly underfunded and their funding problems have been, and may in the future be, exacerbated by economic downturn. Concerns with liquidity could cause such public pension funds to reevaluate the appropriateness of alternative investments. Although a number of investors, including certain public pension funds, have increased their allocations to the alternative investments asset class in recent years, there is no assurance that this will continue or that our ability to raise capital from investors will not be hampered. In addition, our ability to raise capital from third parties outside of the U.S. could be limited to the extent other countries, such as China, impose restrictions or limitations on outbound foreign investment.

Moreover, certain institutional investors are demonstrating a preference to in-source their own investment professionals and to make direct investments in alternative assets without the assistance of private equity advisers like us. Such institutional investors may become our competitors and could cease to be our clients. As some existing investors cease or significantly curtail making commitments to alternative investment funds, we may need to identify and attract new investors in order to maintain or increase the size of our investment funds. There are no assurances that we can find or secure commitments from those new investors or that the fee terms of the commitments from such new investors will be consistent with the fees historically paid to us by our investors. If economic conditions were to deteriorate or if we are unable to find new investors, we might raise less than our desired amount for a given fund. Further, as we seek to expand into other asset classes, we may be unable to raise a sufficient amount of capital to adequately support such businesses. For example, the private credit markets and the fundraising environment remain extremely competitive and, as a result, our direct lending fundraising efforts may be delayed beyond our expectations and/or may not be successful in replacing and/or exceeding the Assets Under Management, revenues and earnings associated with our terminated sub-advisory relationship with FS Investments. If we are unable to successfully raise capital, it could materially reduce our revenue and cash flow and adversely affect our financial condition.

In connection with raising new funds or making further investments in existing funds, we negotiate terms for such funds and investments with existing and potential investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than for prior funds we have managed or funds managed by our competitors, including with respect to management fees, incentive fees and/or carried interest, which could have an adverse impact on our revenues. Such terms could also restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, add additional expenses and obligations for us in managing the fund or increase our potential liabilities, all of which could ultimately reduce our revenues. In addition, certain institutional investors, including sovereign wealth funds and public pension funds, have demonstrated an increased preference for alternatives to the traditional investment fund structure, such as managed accounts, smaller funds and co-investment vehicles. There can be no assurance that such alternatives will be as profitable for us as the traditional investment fund structure, or as to the impact such a trend could have on the cost of our operations or profitability if we were to implement these alternative investment structures. In addition, certain institutional investors, including public pension funds, have publicly criticized certain fund fee and expense structures, including management fees and transaction and advisory fees. Although we have no obligation to modify any of our fees with respect to our existing funds, we may experience pressure to do so in our funds. For example, we have confronted and expect to continue to confront requests from a variety of investors and groups representing investors to decrease fees, which could result in a reduction in the fees and Performance Allocations and Incentive Fees we earn.

We have increasingly undertaken business initiatives to increase the number and type of investment products we offer to retail investors, which could expose us to new and greater levels of risk.

Although retail investors have been part of our historic distribution efforts, we have increasingly undertaken business initiatives to increase the number and type of investment products we offer to high net worth individuals, family offices and other mass affluent investors. In some cases we seek to distribute our unregistered funds to such retail investors indirectly through feeder funds sponsored by brokerage firms, private banks or third party feeder providers, and in other cases directly to the qualified clients of private banks, independent investment advisors and brokers. In other cases we create registered investment products specifically designed for direct investment by retail investors. Our initiatives to access retail investors entail the investment of resources and our objectives may not be fully realized.

Moreover, accessing retail investors and selling retail directed products exposes us to new and greater levels of risk, including heightened litigation and regulatory enforcement risks. To the extent we distribute retail products through new channels, including through unaffiliated firms, we may not be able to effectively monitor or control the manner of their distribution, which could result in litigation against us, including with respect to, among other things, claims that products distributed through such channels are distributed to customers for whom they are unsuitable or distributed in any other inappropriate manner. Although we seek to ensure through due diligence and onboarding procedures that the channels through which retail investors access our investment products conduct themselves responsibly, to the extent that our investment products are being distributed through third parties, we are exposed to reputation damage and possible legal liability to the extent such third parties improperly sell our products to investors. Similarly, the hiring of employees to oversee independent advisors and brokers presents risks if they fail to follow training, review and supervisory procedures. In addition, the distribution of retail products through new channels whether directly or through market intermediaries could expose us to additional regulatory risk in the form of allegations of improper conduct and/or actions by state and federal regulators against us with respect to, among other things, product suitability, conflicts of interest and the adequacy of disclosure to customers to whom our products are distributed through those channels.

We are subject to increasing scrutiny from institutional investors with respect to the social cost of investments made by our funds, which may constrain capital deployment opportunities for our funds and adversely impact our ability to raise capital from such investors.

In recent years, certain institutional investors, including public pension funds, have placed increasing importance on the implications and social cost of investments made by the private equity and other funds to which they commit capital, including with respect to environmental, social and governance (“ESG”) matters. Certain public pension funds have also demonstrated increased activism with respect to existing investments, including by urging asset managers to take certain actions that could adversely impact the value of an investment, or refrain from taking certain actions that could improve the value of an investment. At times, investors have conditioned future capital commitments on the taking or refraining from taking of such actions. Investors’ increased focus and activism related to ESG and similar matters may constrain our capital deployment opportunities. In addition, institutional investors may decide to withdraw previously committed capital from our funds (where such withdrawal is permitted) or to not commit capital to future fundraises as a result of their assessment of our approach to and consideration of the social cost of investments made by our funds. As public pension funds represent a significant portion of our funds’ investor bases, to the extent our access to capital from such investors is impaired, we may not be able to maintain or increase the size of our funds or raise sufficient capital for new funds, which may adversely impact our revenues.

In addition, ESG matters have been the subject of increased focus by certain regulators in the EU. For example, in May 2018 the European Commission proposed legislative reforms relating in part to formalizing the duties and disclosure obligations of investors, funds and asset managers in relation to ESG factors. These proposals are currently in the EU legislative process and are likely to be implemented in 2020. If implemented, we may be required to provide additional disclosure to investors in our funds with respect to ESG risks.

Valuation methodologies for certain assets in our funds can be subject to significant subjectivity and the fair value of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds.

Our investment funds make investments in illiquid investments or financial instruments for which there is little, if any, market activity. We determine the value of such investments and financial instruments on at least a quarterly basis based on the fair value of such investments. The fair value of such investments and financial instruments is generally determined using several methodologies described in the investment funds’ valuation policies.

The determination of fair value using these methodologies takes into consideration a range of factors including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. These valuation methodologies involve a significant degree of management judgment. For example, as to investments that we share with another sponsor, we may apply a different valuation methodology than the other sponsor does or derive a different value than the other sponsor has derived on the same investment. These differences might cause some investors to question our valuations. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies” for an overview of critical accounting policies that could potentially produce materially different results if we were to change underlying assumptions, estimates, methodologies and/or judgments used in the determination of the value of certain investments and financial instruments.

Because there is significant uncertainty in the valuation of, or in the stability of the value of illiquid investments, the fair values of such investments as reflected in an investment fund’s net asset value do not necessarily reflect the prices that would actually be obtained by us on behalf of the investment fund when such investments are realized. Realizations at values significantly lower than the values at which investments have been reflected in prior fund net asset values would result in losses for the applicable fund, a decline in asset management fees and the loss of potential Performance Allocations and Incentive Fees. Changes in values attributed to investments from quarter to quarter may result in volatility in the net asset values and results of operations and cash flow that we report from period to period. Also, a situation where asset values turn out to be materially different than values reflected in prior fund net asset values could cause investors to lose confidence in us, which would in turn result in difficulty in raising additional funds or redemptions from our hedge funds.

Interest rates on our and our portfolio companies’ outstanding financial instruments might be subject to change based on regulatory developments, which could adversely affect our revenue, expenses and the value of those financial instruments.

LIBOR and certain other floating rate benchmark indices are the subject of recent national, international and regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the FCA, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. As a result of this transition, interest rates on our CLOs and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our and our portfolio companies’ financial instruments tied to LIBOR rates. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions or a significant increase in benchmark rates or borrowing costs to borrowers. Although we have been proactively negotiating provisions in our portfolio companies’ recent debt agreements to provide additional flexibility to address the transition away from LIBOR, there is no assurance that we will be able to adequately minimize the risk of disruption to us or our portfolio companies from the discontinuation of LIBOR or other changes to benchmark indices.

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

Moreover, with respect to the historical returns of our investment funds:

•

we may create new funds in the future that reflect a different asset mix and different investment strategies, as well as a varied geographic and industry exposure as compared to our present funds, and any such new funds could have different returns from our existing or previous funds,

•

as the global markets rebounded from the 2008-2009 financial crisis, despite periods of volatility, market conditions have been largely favorable, which helped to generate positive performance, particularly in our private equity and real estate businesses, but there can be no assurance that such conditions will repeat or that our current or future investment funds will avail themselves of comparable market conditions,

•

the rates of returns of our carry funds reflect unrealized gains as of the applicable measurement date that may never be realized, which may adversely affect the ultimate value realized from those funds’ investments,

•	competition for investment opportunities resulting from, among other things, the increased amount of capital invested in alternative investment funds continues to increase,

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

Many of our carry funds’ investments rely heavily on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. For example, in many private equity and real estate investments, indebtedness may constitute as much as 70% or more of a portfolio company’s or real estate asset’s total debt and equity capitalization, including debt that may be incurred in connection with the investment. The absence of available sources of sufficient senior debt financing for extended periods of time could therefore materially and adversely affect our private equity and real estate businesses. In addition, in March 2013, the Federal Reserve and other U.S. federal banking agencies issued updated leveraged lending guidance covering transactions characterized by a degree of financial leverage. Such guidance may limit the amount or cost of financing we are able to obtain for our transactions, and as a result, the returns on our investments may suffer. However, the status of the 2013 leveraged lending guidance remains uncertain following a determination by the Government Accountability Office, on October 19, 2017, that such guidance constituted a “rule” for purposes of the Congressional Review Act of 1996. As a result, the guidance was required to be submitted to Congress for review. It is possible the guidance could be overturned if a joint resolution of disapproval is passed by Congress. Furthermore, new limits on the deductibility of corporate interest expense could make it more costly to use debt financing for our acquisitions or otherwise have an adverse impact on the cost structure of our transactions, and could therefore adversely affect the returns on our funds’ investments. See “— Comprehensive U.S. federal income tax reform became effective in 2018, which could adversely affect us.”

In addition, an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those businesses’ investments. Increases in interest rates could also make it more difficult to locate and consummate private equity investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital or their ability to benefit from a higher amount of cost savings following the acquisition of the asset. In addition, a portion of the indebtedness used to finance private equity investments often includes high yield debt securities issued in the capital markets. Availability of capital from the high yield debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment. In particular, in late 2018 the credit markets experienced a contraction in the availability of credit, which temporarily impacted the ability to obtain attractive debt financing transactions.

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

In addition, the attractiveness of our investment funds relative to investments in other investment products could decrease depending on economic conditions. Furthermore, any deregulatory measures for the U.S. financial services industry undertaken by the U.S. Congress or the Trump administration may create additional competition, particularly with respect to our credit-focused funds. See “— Financial deregulation measures proposed and recently enacted by the Trump administration and members of the U.S. Congress may create regulatory uncertainty for the financial sector, increase competition in certain of our investment strategies and adversely affect our business, financial condition and results of operations.”

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

Before making investments in private equity and other investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental, social, governance and legal and regulatory issues. Outside consultants, legal advisers, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third party investigations. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts (including fraud) or risks that may be necessary or helpful in evaluating such investment opportunity and we may not identify or foresee future developments that could have a material adverse effect on an investment (e.g., technological disruption across an industry).

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

Many of our investment funds invest in securities that are not publicly traded. In many cases, our investment funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our investment funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration is available. The ability of many of our investment funds, particularly our private equity funds, to dispose of investments is heavily dependent on the public equity markets. For example, the ability to realize any value from an investment may depend upon the ability to complete an initial public offering of the portfolio company in which such investment is held. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing the investment returns to risks of downward movement in market prices during the intended disposition period. Moreover, because the investment strategy of many of our funds, particularly our private equity and real estate funds, often entails our having representation on our funds’ public portfolio company boards, our funds may be restricted in their ability to effect such sales during certain time periods. Accordingly, under certain conditions, our investment funds may be forced to either sell securities at lower prices than they had expected to realize or defer — potentially for a considerable period of time — sales that they had planned to make. We have made and expect to continue to make significant principal investments in our current and future investment funds. Contributing capital to these investment funds is risky, and we may lose some or the entire principal amount of our investments.

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

A number of our funds, including our real estate and private equity funds, have invested and plan to continue to invest in large transactions. In addition, as we raise new funds, such funds’ mandates may include investing in large transactions. Large investments involve certain complexities and risks that are not encountered in small- and medium-sized investments. For example, larger transactions may be more difficult to finance, and exiting larger deals may present challenges in many cases. In addition, larger transactions may entail greater scrutiny by regulators, labor unions and other third parties.

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

Investments by most of our investment funds will include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired by our investment funds through trading activities or through purchases of securities from the issuer. In addition, a number of our funds may acquire minority equity interests (particularly in consortium transactions, as described in “— We have engaged in large-sized investments, which involve certain complexities and risks that are not encountered in small- and medium-sized investments”) and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the investment funds retaining a minority investment. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. In addition, to the extent we hold only a minority equity interest in a company, we may lack affirmative control rights, which may diminish our ability to influence the company’s affairs in a manner intended to enhance the value of our investment in the company. If any of the foregoing were to occur, the values of investments by our investment funds could decrease and our financial condition, results of operations and cash flow could suffer as a result.

We expect to make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.

Many of our investment funds generally invest a significant portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States. International investments have increased and we expect will continue to increase as a proportion of certain of our funds’ portfolios in the future. Investments in non-U.S. securities involve certain factors not typically associated with investing in U.S. securities, including risks relating to:

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

In addition, investments in companies that are based outside of the United States may be negatively impacted by restrictions on international trade or the recent or potential further imposition of tariffs. See “— The potential for further governmental policy changes and regulatory reform by the Trump administration and the U.S. Congress may create regulatory uncertainty for our funds’ portfolio companies and our investment strategies and adversely affect the profitability of our funds’ portfolio companies.”

There can be no assurance that adverse developments with respect to such risks will not adversely affect our assets that are held in certain countries or the returns from these assets.

We may not have sufficient cash to pay back “clawback” obligations if and when they are triggered under the governing agreements with our investors.

In certain circumstances, at the end of the life of a carry fund (or earlier with respect to certain of our real estate funds, real estate debt funds and certain multi-asset class and/or opportunistic investment funds), as a result of diminished performance of later investments in any carry fund’s life, we may be obligated to repay the amount by which Performance Allocations that were previously distributed to us exceed the amounts to which the relevant general partner is ultimately entitled on an after-tax basis. This includes situations in which the general partner receives in excess of the relevant Performance Allocations applicable to the fund as applied to the fund’s cumulative net profits over the life of the fund or, in some cases, the fund has not achieved investment returns that exceed the preferred return threshold. This obligation is known as a “clawback” obligation and is an obligation of any person who received such Performance Allocations, including us and other participants in our Performance Allocations plans. Although a portion of any distributions by us to our unitholders may include any Performance Allocations received by us, we do not intend to seek fulfillment of any clawback obligation by seeking to have our unitholders return any portion of such distributions attributable to Performance Allocations associated with any clawback obligation. To the extent we are required to fulfill a clawback obligation, however, our general partner may determine to decrease the amount of our distributions to common unitholders. The clawback obligation operates with respect to a given carry fund’s own net investment performance only and performance of other funds are not netted for determining this contingent obligation.

Adverse economic conditions may increase the likelihood that one or more of our carry funds may be subject to clawback obligations upon the end of their respective lives (or earlier with respect to certain of our real estate funds, real estate debt funds and certain multi-asset class and/or opportunistic investment funds). To the extent one or more clawback obligations were to occur for any one or more carry funds, we might not have available cash at the time such clawback obligation is triggered to repay the Performance Allocations and satisfy such obligation. If we were unable to repay such Performance Allocations, we would be in breach of the governing agreements with our investors and could be subject to liability. Moreover, although a clawback obligation is several, the governing agreements of most of our funds provide that to the extent another recipient of Performance Allocations (such as a current or former employee) does not fund his or her respective share, then we and our employees who participate in such Performance Allocations plans may have to fund additional amounts (generally an additional 50-70% beyond our pro-rata share of such obligations) beyond what we actually received in Performance Allocations, although we retain the right to pursue any remedies that we have under such governing agreements against those Performance Allocations recipients who fail to fund their obligations.

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

Investors in our hedge funds or open ended funds may redeem their investments in these funds. In addition, the investment management agreements related to our separately managed accounts may permit the investor to terminate our management of such account on short notice. Lastly, investors in our other investment funds have the right to cause these investment funds to be dissolved. Any of these events would lead to a decrease in our revenues, which could be substantial.

Investors in our hedge funds may generally redeem their investments on an annual, semi-annual or quarterly basis following the expiration of a specified period of time when capital may not be withdrawn, subject to the applicable fund’s specific redemption provisions. In addition, we have certain other open ended funds, including core+ real estate and certain real estate debt funds, which contain similar redemption provisions in their governing documents. In a declining market, many hedge funds and other open ended funds, including some of our funds, may experience declines in value, and the pace of redemptions and consequent reduction in our assets under management could accelerate. Such declines in value may be both provoked and exacerbated by margin calls and forced selling of assets. To the extent appropriate and permissible under a fund’s constituent documents, we may limit or suspend redemptions during a redemption period, which may have a reputational impact on us. See “— Hedge fund investments are subject to numerous additional risks.” The decrease in revenues that would result from significant redemptions in our hedge funds and other open ended funds could have a material adverse effect on our business, revenues, net income and cash flows.

We currently manage a significant portion of investor assets through separately managed accounts whereby we earn management and/or incentive fees, and we intend to continue to seek additional separately managed account mandates. The investment management agreements we enter into in connection with managing separately managed accounts on behalf of certain clients may be terminated by such clients on as little as 30 days’ prior written notice. In addition, the boards of directors of the investment management companies we manage could terminate our advisory engagement of those companies, on as little as 30 days’ prior written notice. In the case of any such terminations, the management and incentive fees we earn in connection with managing such account or company would immediately cease, which could result in a significant adverse impact on our revenues.

The governing agreements of most of our investment funds (with the exception of certain of our funds of hedge funds, hedge funds, certain credit-focused and real estate debt funds, and other funds or separately managed accounts for the benefit of one or more specified investors) provide that, subject to certain conditions, third party investors in those funds have the right to remove the general partner of the fund or to accelerate the termination date of the investment fund without cause by a simple majority vote, resulting in a reduction in management fees we would earn from such investment funds and a significant reduction in the amounts of Performance Allocations and Incentive Fees from those funds. Performance Allocations and Incentive Fees could be significantly reduced as a result of our inability to maximize the value of investments by an investment fund during the liquidation process or in the event of the triggering of a “clawback” obligation. In addition, the governing agreements of our investment funds provide that in the event certain “key persons” in our investment funds do not meet specified time commitments with regard to managing the fund, then investors in certain funds have the right to vote to terminate the investment period by a specified percentage (including, in certain cases, a simple majority) vote in accordance with specified procedures, accelerate the withdrawal of their capital on an investor-by-investor basis, or the fund’s investment period will automatically terminate and a specified percentage (including, in certain cases, a simple majority) vote of investors is required to restart it. In addition, the governing agreements of some of our investment funds provide that investors have the right to terminate, for any reason, the investment period by a vote of 75% of the investors in such fund. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our investment funds would likely result in significant reputational damage to us.

In addition, because all of our investment funds have advisers that are registered under the Advisers Act, an “assignment” of the management agreements of all of our investment funds (which may be deemed to occur in the event these advisers were to experience a change of control) would generally be prohibited without investor consent. We cannot be certain that consents required for assignments of our investment management agreements will be obtained if a change of control occurs, which could result in the termination of such agreements. In addition, with respect to our 1940 Act registered funds, each investment fund’s investment management agreement must be approved annually by the independent members of such investment fund’s board of directors and, in certain cases, by its stockholders, as required by law. Termination of these agreements would cause us to lose the fees we earn from such investment funds.

Third party investors in our investment funds with commitment-based structures may not satisfy their contractual obligation to fund capital calls when requested by us, which could adversely affect a fund’s operations and performance.

Investors in all of our carry funds (and certain of our hedge funds) make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations (for example, management fees) when due. A default by an investor may also limit a fund’s availability to incur borrowings and avail itself of what would otherwise have been available credit. We have not had investors fail to honor capital calls to any meaningful extent. Any investor that did not fund a capital call would generally be subject to several possible penalties, including having a significant amount of its existing investment forfeited in that fund. However, the impact of the forfeiture penalty is directly correlated to the amount of capital previously invested by the investor in the fund and if an investor has invested little or no capital, for instance early in the life of the fund, then the forfeiture penalty may not be as meaningful. Third party investors in private equity, real estate and venture capital funds typically use distributions from prior investments to meet future capital calls. In cases where valuations of investors’ existing investments fall and the pace of distributions slows, investors may be unable to make new commitments to third party managed investment funds such as those advised by us. If investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.

Certain policies and procedures implemented to mitigate potential conflicts of interest and address certain regulatory requirements may reduce the synergies across our various businesses.

Because of our various lines of asset management businesses and our capital markets services business, we will be subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight and more legal and contractual restrictions than that to which we would otherwise be subject if we had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across our various businesses, we have implemented certain policies and procedures (for example, information walls) that may reduce the positive synergies that we cultivate across these businesses for purposes of identifying and managing attractive investments. For example, we may come into possession of material non-public information with respect to issuers in which we may be considering making an investment or issuers in which our affiliates may hold an interest. As a consequence of such policies and procedures, we may be precluded from providing such information or other ideas to our other businesses that might be of benefit to them.

Our failure to deal appropriately with conflicts of interest in our investment business could damage our reputation and adversely affect our businesses.

As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Investment manager conflicts of interest continue to be a significant area of focus for regulators and the media. Because of our size and the variety of businesses that we pursue, we may face a higher degree of scrutiny compared with investment managers that are smaller or focus on fewer asset classes. A decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action. Certain of our funds may have overlapping investment objectives, including funds that have different fee structures and/or investment strategies that are more narrowly focused, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds to the extent the fund documents do not mandate a specific investment allocation. For example, we may allocate an investment opportunity that is appropriate for two or more investment funds in a manner that excludes one or more funds or results in a disproportionate allocation based on factors or criteria that we determine, such as sourcing of the transaction, specific nature of the investment or size and type of the investment, among other factors. In addition, the challenge of allocating investment opportunities to certain funds may be exacerbated as we expand our business to include more lines of business, including more public vehicles. We may also cause different funds to invest in a single portfolio company, for example where the fund that made an initial investment no longer has capital available to invest. We may also cause different funds that we manage to purchase different classes of securities in the same portfolio company. For example, one of our CLO funds could acquire a debt security issued by the same company in which one of our private equity funds owns common equity securities. A direct conflict of interest could arise between the debt holders and the equity holders if such a company were to develop insolvency concerns, and we would have to carefully manage that conflict. Our affiliates may be service providers or counterparties to our funds or portfolio companies and receive fees or other compensation for services that are not shared with our fund investors. In such instances, we may be incentivized to cause our funds or portfolio companies to purchase such services from our affiliates rather than an unaffiliated service provider despite the fact that a third party service provider could potentially provide higher quality services or offer them at a lower cost. In addition, conflicts of interest may exist in the valuation of our investments and regarding decisions about the allocation of specific investment and co-investment opportunities among us, our funds and our affiliates, as well as the allocation of fees and expenses among us, our funds and their portfolio companies, and our affiliates. Lastly, in certain, infrequent instances we may purchase an investment alongside one of our investment funds or sell an investment to one of our investment funds and conflicts may arise in respect of the allocation, pricing and timing of such investments and the ultimate disposition of such investments. To the extent we fail to appropriately deal with these, among other, conflicts, it could negatively impact our reputation and ability to raise additional funds or result in potential litigation or regulatory action against us.

Conflicts of interest may arise in our allocation of co-investment opportunities.

As a general matter, our allocation of co-investment opportunities is within our discretion and there can be no assurance that co-investments of any particular type or amount will be allocated to any of our funds or investors. There can be no assurance that co-investments will become available and we will take into account a variety of factors and considerations we deem relevant in allocating co-investment opportunities, including, without limitation, whether a potential co-investor has expressed an interest in evaluating co-investment opportunities, our assessment of a potential co-investor’s ability to invest an amount of capital that fits the needs of the investment and our assessment of a potential co-investor’s ability to commit to a co-investment opportunity within the required timeframe of the particular transaction.

Potential conflicts will arise with respect to our decisions regarding how to allocate co-investment opportunities among our funds and investors and the terms of any such co-investments. Our fund documents typically do not mandate specific allocations with respect to co-investments. The investment advisers of our funds may have an incentive to provide co-investment opportunities to certain other Blackstone funds in lieu of investors, or certain investors in lieu of others and/or in lieu of our funds (including, for example, as part of an overall strategic relationship with us) if such allocations are expected to generate relatively greater fees or Performance Allocations to us than would arise if such co-investment opportunities were allocated otherwise. Co-investment arrangements may be structured through one or more of our investment vehicles, and in such circumstances co-investors will generally bear the costs and expenses thereof (which may lead to conflicts of interest regarding the allocation of costs and expenses between such co-investors and investors in our other investment funds). The terms of any such existing and future co-investment vehicles may differ materially, and in some instances may be more favorable to us, than the terms of certain of our funds or prior co-investment vehicles, and such different terms may create an incentive for us to allocate a greater or lesser percentage of an investment opportunity to such funds or such co-investment vehicles, as the case may be. Such incentives will from time to time give rise to conflicts of interest. There can be no assurance that any conflicts of interest will be resolved in favor of any particular investment funds or investors (including any applicable co-investors).

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

In addition, at least one federal Circuit Court has determined that an investment fund could be liable for ERISA Title IV pension obligations (including withdrawal liability incurred with respect to union multiemployer plans) of its portfolio companies, if such fund is a “trade or business” and the fund’s ownership interest in the portfolio company is significant enough to bring the investment fund within the portfolio company’s “controlled group.” While a number of cases have held that managing investments is not a “trade or business” for tax purposes, the Circuit Court in this case concluded the investment fund could be a “trade or business” for ERISA purposes based on certain factors, including the fund’s level of involvement in the management of its portfolio companies and the nature of its management fee arrangements. Litigation related to the Circuit Court’s decision suggests that additional factors may be relevant for purposes of determining whether an investment fund could face “controlled group” liability under ERISA, including the structure of the investment and the nature of the fund’s relationship with other affiliated investors and co-investors in the portfolio company. Moreover, regardless of whether an investment fund is determined to be a “trade or business” for purposes of ERISA, a court might hold that one of the fund’s portfolio companies could become jointly and severally liable for another portfolio company’s unfunded pension liabilities pursuant to the ERISA “controlled group” rules, depending upon the relevant investment structures and ownership interests as noted above.

Investments in energy, manufacturing, infrastructure, real estate and certain other assets may expose us to increased environmental liabilities that are inherent in the ownership of real assets.

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

Investments by our funds in the power and energy industries involve various operational, construction, regulatory and market risks that may expose us to increased risks.

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

The power and energy sectors are the subject of substantial and complex laws, rules and regulation by various federal and state regulatory agencies. Failure to comply with applicable laws, rules and regulations could result in the prevention of operation of certain facilities or the prevention of the sale of such a facility to a third party, as well as the loss of certain rate authority, refund liability, penalties and other remedies, all of which could result in additional costs to a portfolio company and adversely affect the investment results. In addition, any legislative efforts by the Trump administration to overturn or modify policies or regulations enacted by the prior administration that placed limitations on coal and gas electric generation, mining and/or exploration could adversely affect certain of our energy investments, including our alternative energy investments. Conversely, any governmental policy changes encouraging resource extraction could have the effect of supporting low energy prices, which could have a negative impact on certain of our energy investments.

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

In addition, the performance of the investments made by our credit and equity funds in the energy and natural resources markets are also subject to a high degree of market risk, as such investments are likely to be directly or indirectly substantially dependent upon prevailing prices of oil, natural gas and other commodities. Oil and natural gas prices are subject to wide fluctuation in response to factors beyond the control of us or our funds’ portfolio companies, including relatively minor changes in the supply and demand for oil and natural gas, market uncertainty, the level of consumer product demand, weather conditions, governmental regulation, the price and availability of alternative fuels, political and economic conditions in oil producing countries, foreign supply of such commodities and overall domestic and foreign economic conditions. These factors make it difficult to predict future commodity price movements with any certainty.

Our investments in infrastructure assets may expose us to increased risks that are inherent in the ownership of real assets and may expose certain non-U.S. unitholders to adverse tax consequences.

Investments in infrastructure assets may expose us to increased risks that are inherent in the ownership of real assets. For example,

•

Ownership of infrastructure assets may present risk of liability for personal and property injury or impose significant operating challenges and costs with respect to, for example, compliance with zoning, environmental or other applicable laws.

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

•

The management of the business or operations of an infrastructure asset may be contracted to a third party management company unaffiliated with us. Although it would be possible to replace any such operator, the failure of such an operator to adequately perform its duties or to act in ways that are in our best interest, or the breach by an operator of applicable agreements or laws, rules and regulations, could have an adverse effect on the investment’s financial condition or results of operations. Infrastructure investments may involve the subcontracting of design and construction activities in respect of projects, and as a result our investments are subject to the risks that contractual provisions passing liabilities to a subcontractor could be ineffective, the subcontractor fails to perform services which it has agreed to perform and the subcontractor becomes insolvent.

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

In addition, investments in infrastructure assets may cause adverse tax consequences for certain non-U.S. unitholders regarding income effectively connected with the conduct of a U.S. trade or business and the imposition of certain tax withholding. See “— Risks Related to United States Taxation — Non-U.S. persons face unique U.S. tax issues from owning common units that may result in adverse tax consequences to them.” Moreover, investments in infrastructure assets may also require all our unitholders to file tax returns and pay taxes in various state and local jurisdictions in the U.S. and abroad where these infrastructure assets are located. See “— Risks Related to United States Taxation — Common unitholders will be subject to state and local taxes and return filing requirements as a result of investing in our common units.”

Our investments in the life science industry may expose us to increased risks.

On November 30, 2018, we closed the Clarus Acquisition and announced the launch of BXLS, a private investment platform with capabilities to invest across the life-cycle of companies and products within the key life sciences sectors. Life sciences investing may expose us to increased risks. For example,

•

Clarus’ fund strategies have included, and we intend BXLS’s strategies to include, among others, investments that are referred to as “defined exit” transactions. Defined exit transactions are risk-sharing collaborations with large pharmaceutical partners on drug development programs and investments in royalty streams of pre-commercial pharmaceutical products. Clarus’ ability to source defined exit transactions has been, and BXLS’s ability to source defined exit transactions will be, in part dependent on the ability of three special purpose development companies to identify, diligence, negotiate and in many cases, take the lead in executing the agreed development plans with respect to, a defined exit transaction. Moreover, as such special purpose development companies are jointly owned by us and two unaffiliated life sciences investors, we (and our funds) are not the sole beneficiaries of such sourcing strategies and capabilities of such special purpose development companies.

•

Life sciences and healthcare companies are subject to extensive regulation by the U.S. Food and Drug Administration, similar foreign regulatory authorities and, to a lesser extent, other federal and state agencies, prior to marketing their products to the public. These companies are subject to the expense, delay and uncertainty of the approval process, and there can be no guarantee that a particular product will obtain regulatory approval. In addition, the current regulatory framework may change or additional regulations may arise at any stage during the product development phase of an investment, which may delay or prevent regulatory approval. If a company in which our funds are invested is unable to obtain regulatory approval for its product, or a product in which our funds are invested does not obtain regulatory approval, in a timely fashion or at all, the value of our investment would be adversely impacted. In addition, in connection with certain defined exit transactions, our special purpose development companies will be contractually obligated to run clinical trials. In the event such clinical trials do not comply with the complicated regulatory requirements applicable thereto, such special purpose development companies may be subject to regulatory actions.

•

Intellectual property often constitutes an important part of a life sciences company’s assets and competitive strengths, particularly for royalty monetization transactions. To the extent such companies’ intellectual property positions with respect to products in which BXLS invests, whether through a royalty or otherwise, are challenged, invalidated or circumvented, the value of BXLS’s investment may be impaired. The success of a life sciences investment depends in part on the ability of the pharmaceutical or other life sciences companies in whose products BXLS invests to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of such products. The patent positions of such companies can be highly uncertain and often involve complex legal, scientific and factual questions.

•

The commercial success of products could be compromised if governmental or third party payers do not provide coverage and reimbursement, breach, rescind or modify their contracts or reimbursement policies or delay payments for such products. In both the U.S. and foreign markets, the successful sale of a life sciences company’s product depends on the ability to obtain and maintain adequate coverage and reimbursement from third party payers, including government healthcare programs and private insurance plans. Governments and third party payers continue to pursue aggressive initiatives to contain costs and manage drug utilization and are increasingly focused on the effectiveness, benefits and costs of similar treatments, which could result in lower reimbursement rates and narrower populations for whom the products in which BXLS invests will be reimbursed by payers. To the extent an investment made by BXLS relies in whole or in part on royalties or other payments based on product sales, adequate third party payer reimbursement may not be available to enable price levels for the product sufficient for BXLS to realize an appropriate return on the investment.

Our provision of products to insurance companies, including through Blackstone Insurance Solutions, subjects us to a variety of risks and uncertainties.

Blackstone Insurance Solutions, or BIS, is a platform that we established relating to Blackstone’s development, distribution and management of tailored solutions for insurance companies worldwide. BIS seeks to deliver to insurance companies customizable and diversified portfolios of Blackstone products across asset classes, as well as the option for full management of insurance companies’ investment portfolios, and is subject to a variety of risks and uncertainties. BIS currently manages over $23.9 billion for Fidelity & Guaranty Life Insurance Company and certain of its affiliates pursuant to several investment management agreements. In addition, in July 2017, Blackstone and AXIS Capital co-sponsored the establishment of Harrington Reinsurance, a Bermuda property & casualty reinsurance company and BIS currently manages all general account assets of Harrington Reinsurance. BIS also manages or sub-manages assets for certain insurance-dedicated funds and is currently developing other capital efficient and tailored products for insurance companies. The success of BIS will depend in large part on further developing investment partnerships with insurance company clients and maintaining existing asset management arrangements, including those described above. If we fail to deliver high quality, high performing products that help our insurance company clients meet long-term policyholder obligations, BIS may not be successful in retaining existing investment partnerships, developing new investment partnerships or selling its capital efficient products and such failure may have a material adverse effect on our business, results and financial condition.

The U.S. and non-U.S. insurance industries are subject to significant regulatory oversight. Regulatory authorities in many relevant jurisdictions have broad administrative, and in some cases discretionary, authority with respect to insurance companies and/or their investment advisors, which may include, among other things, the investments insurance companies may acquire and hold, marketing practices, affiliate transactions, reserve requirements and capital adequacy. These requirements are primarily concerned with the protection of policyholders, and regulatory authorities often have wide discretion in applying the relevant restrictions and regulations to insurance companies, which may indirectly affect BIS and other Blackstone businesses that offer products to insurance companies. We may be the target or subject of, or may have indemnification obligations related to, litigation (including class action litigation by policyholders), enforcement investigations or regulatory scrutiny. Regulators and other authorities generally have the power to bring administrative or judicial proceedings against insurance companies, which could result in, among other things, suspension or revocation of licenses, cease and desist orders, fines, civil penalties, criminal penalties or other disciplinary action. To the extent BIS or another Blackstone business that offers products to insurance companies is directly or indirectly involved in such regulatory actions, our reputation could be harmed, we may become liable for indemnification obligations and we could potentially be subject to enforcement actions, fines and penalties.

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

Insurance company investment portfolios are often subject to internal and regulatory requirements governing the categories and ratings of investment products they may acquire and hold. Many of the investment products we develop for, or other assets or investments we include in, insurance company portfolios will be rated and a ratings downgrade or any other negative action by a rating agency with respect to such products, assets or investments could make them less attractive and limit our ability to offer such products to, or invest or deploy capital on behalf of, insurers.

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

Our funds may make investments of which they do not advantageously dispose of prior to the date the applicable fund is dissolved, either by expiration of such fund’s term or otherwise. Although we generally expect that our funds will dispose of investments prior to dissolution or that investments will be suitable for in-kind distribution at dissolution, we may not be able to do so. The general partners of our funds have only a limited ability to extend the term of the fund with the consent of fund investors or the advisory board of the fund, as applicable, and therefore, we may be required to sell, distribute or otherwise dispose of investments at a disadvantageous time prior to dissolution.

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

Investments by our funds of hedge funds in other hedge funds, as well as investments by our credit-focused, real estate debt and other hedge funds and similar products, are subject to numerous additional risks, including the following:

•

Certain of the funds in which we invest are newly established funds without any operating history or are managed by management companies or general partners who may not have as significant track records as an independent manager.

•	Generally, the execution of these hedge funds’ investment strategies is subject to the sole discretion of the management company or the general partner of such funds.

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

As a result of their affiliation with us, our hedge funds may from time to time be restricted from trading in certain securities (e.g., publicly traded securities issued by our current or potential portfolio companies). This may limit their ability to acquire and/or subsequently dispose of investments in connection with transactions that would otherwise generally be permitted in the absence of such affiliation.

We are subject to risks in using prime brokers, custodians, counterparties, administrators and other agents.

Many of our funds depend on the services of prime brokers, custodians, counterparties, administrators and other agents to carry out certain securities and derivatives transactions. The terms of these contracts are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight, although the Dodd-Frank Act provides for regulation of the derivatives market. In particular, some of our funds utilize prime brokerage arrangements with a relatively limited number of counterparties, which has the effect of concentrating the transaction volume (and related counterparty default risk) of these funds with these counterparties.

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

The counterparty risks that we face have increased in complexity and magnitude as a result of disruption in the financial markets in recent years. For example, in certain areas the number of counterparties we face has increased and may continue to increase, which may result in increased complexity and monitoring costs. Conversely, in certain other areas, the consolidation and elimination of counterparties has increased our concentration of counterparty risk and decreased the universe of potential counterparties, and our funds are generally not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. In addition, counterparties have in the past and may in the future react to market volatility by tightening underwriting standards and increasing margin requirements for all categories of financing, which may decrease the overall amount of leverage available and increase the costs of borrowing.

Underwriting activities by our capital markets services business expose us to risks.

Blackstone Advisory Partners L.P. may act as an underwriter, syndicator or placement agent in securities offerings and, through affiliated entities, loan syndications. We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities or indebtedness we purchased or placed as an underwriter, syndicator or placement agent at the anticipated price levels or at all. As an underwriter, syndicator or placement agent, we also may be subject to liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite, syndicate or place.

Risks Related to Our Organizational Structure

Our common unitholders do not elect our general partner or vote on our general partner’s directors and have limited ability to influence decisions regarding our business.

Our general partner, Blackstone Group Management L.L.C., which is owned by our senior managing directors, manages all of our operations and activities. Blackstone Group Management L.L.C. has a board of directors that is responsible for the oversight of our business and operations. Our general partner’s board of directors is elected in accordance with its limited liability company agreement, where our senior managing directors have agreed that our founder, Stephen A. Schwarzman, will have the power to appoint and remove the directors of our general partner. The limited liability company agreement of our general partner provides that at such time as Mr. Schwarzman should cease to be a founding member, Jonathan D. Gray will thereupon succeed Mr. Schwarzman as the sole founding member of our general partner, and thereafter such power will revert to the members of our general partner (our senior managing directors) holding a majority in interest in our general partner.

Our common unitholders do not elect our general partner or its board of directors and, unlike the holders of common stock in a corporation, have only limited voting rights on matters affecting our business and therefore limited ability to influence decisions regarding our business. Furthermore, if our common unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. Our general partner may not be removed unless that removal is approved by the vote of the holders of not less than two-thirds of the voting power of our outstanding common units and special voting units (including common units and special voting units held by the general partner and its affiliates) and we receive an opinion of counsel regarding limited liability matters. As of December 31, 2018, Blackstone Partners L.L.C., an entity wholly owned by our personnel and others who are limited partners, had 44.4% of the voting power of The Blackstone Group L.P. limited partners. Therefore, our senior managing directors have the ability to block any removal of our general partner and, given their control of our general partner, control The Blackstone Group L.P.

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

Conflicts of interest may arise among our general partner and its affiliates, on the one hand, and us and our common unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include, among others, the following:

•

our general partner determines the amount and timing of our investments and dispositions, indebtedness, issuances of additional partnership interests and amounts of reserves, each of which can affect the amount of cash that is available for distribution to our common unitholders,

•

our general partner is allowed to take into account the interests of parties other than us in resolving conflicts of interest, which has the effect of limiting its duties (including fiduciary duties) to our common unitholders. For example, our subsidiaries that serve as the general partners of our investment funds have fiduciary and contractual obligations to the investors in those funds, as a result of which we expect to regularly take actions that might adversely affect our near term results of operations or cash flow,

•

because our senior managing directors hold their Blackstone Holdings Partnership Units directly or through entities that are not subject to corporate income taxation and The Blackstone Group L.P. holds Blackstone Holdings Partnership Units through wholly owned subsidiaries, some of which are subject to corporate income taxation, conflicts may arise between our senior managing directors and The Blackstone Group L.P. relating to the selection and structuring of investments,

•

other than as set forth in the non-competition and non-solicitation agreements to which our senior managing directors are subject, which may not be enforceable, affiliates of our general partner and existing and former personnel employed by our general partner are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us,

•

our general partner has limited its liability and reduced or eliminated its duties (including fiduciary duties) under the partnership agreement, while also restricting the remedies available to our common unitholders for actions that, without these limitations, might constitute breaches of duty (including fiduciary duty). In addition, we have agreed to indemnify our general partner and its affiliates to the fullest extent permitted by law, except with respect to conduct involving bad faith, fraud or willful misconduct. By purchasing our common units, common unitholders will have agreed and consented to the provisions set forth in our partnership agreement, including the provisions regarding conflicts of interest situations that, in the absence of such provisions, might constitute a breach of fiduciary or other duties under applicable state law,

•

our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered, or from entering into additional contractual arrangements with any of these entities on our behalf, so long as the terms of any such additional contractual arrangements are fair and reasonable to us as determined under the partnership agreement,

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

Our general partner may transfer its general partner interest to a third party in a merger or consolidation without the consent of our common unitholders. Furthermore, at any time, the members of our general partner may sell or transfer all or part of their limited liability company interests in our general partner without the approval of the common unitholders, subject to certain restrictions as described elsewhere in this Annual Report of Form 10-K. A new general partner may not be willing or able to form new investment funds and could form funds that have investment objectives and governing terms that differ materially from those of our current investment funds. A new owner could also have a different investment philosophy, employ investment professionals who are less experienced, be unsuccessful in identifying investment opportunities or have a track record that is not as successful as Blackstone’s track record. If any of the foregoing were to occur, we could experience difficulty in making new investments, and the value of our existing investments, our business, our results of operations and our financial condition could materially suffer.

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

The amortization of finite-lived intangible assets and non-cash equity-based compensation results in expenses that may increase the net loss we record in certain periods or cause us to record a net loss in periods during which we would otherwise have recorded net income.

As of December 31, 2018, we have $468.5 million of finite-lived intangible assets (in addition to $1.9 billion of goodwill), net of accumulated amortization. These finite-lived intangible assets are from the IPO and subsequent business acquisitions. We are amortizing these finite-lived intangibles over their estimated useful lives, which range from three to twenty years, using the straight-line method, with a weighted-average remaining amortization period of 8.6 years as of December 31, 2018. We also record non-cash equity-based compensation from grants made in the ordinary course of business and in connection with other business acquisitions. The amortization of these finite-lived intangible assets and of this non-cash equity-based compensation will increase our expenses during the relevant periods. These expenses may increase the net loss we record in certain periods or cause us to record a net loss in periods during which we would otherwise have recorded net income. A substantial and sustained decline in our share price could result in an impairment of intangible assets or goodwill leading to a further reduction in net income or increase to net loss in the relevant period.

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

One of the corporate taxpayers has entered into a tax receivable agreement with our senior managing directors and other pre-IPO owners that provides for the payment by the corporate taxpayer to the counterparties of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the corporate taxpayer actually realizes as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. In addition, additional tax receivable agreements have been executed, and others may continue to be executed, with newly-admitted Blackstone senior managing directors and certain others who receive Blackstone Holdings Partnership Units. This payment obligation is an obligation of the corporate taxpayer and not of Blackstone Holdings. As such, the cash distributions to public common unitholders may vary from holders of Blackstone Holdings Partnership Units (held by Blackstone personnel and others) to the extent payments are made under the tax receivable agreements to selling holders of Blackstone Holdings Partnership Units. As the payments reflect actual tax savings received by Blackstone entities, there may be a timing difference between the tax savings received by Blackstone entities and the cash payments to selling holders of Blackstone Holdings Partnership Units. While the actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of our common units at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the increases in the tax basis of the tangible and intangible assets of Blackstone Holdings, the payments that we may make under the tax receivable agreements will be substantial. The payments under a tax receivable agreement are not conditioned upon a tax receivable agreement counterparty’s continued ownership of us. We may need to incur debt to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreements as a result of timing discrepancies or otherwise.

Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, the tax receivable agreement counterparties will not reimburse us for any payments previously made under the tax receivable agreement. As a result, in certain circumstances payments to the counterparties under the tax receivable agreement could be in excess of the corporate taxpayer’s actual cash tax savings. The corporate taxpayer’s ability to achieve benefits from any tax basis increase, and the payments to be made under the tax receivable agreements, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.

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

The market price of our common units could decline as a result of sales of a large number of common units in the market in the future or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell common units in the future at a time and at a price that we deem appropriate. We had a total of 658,590,547 voting common units outstanding as of February 22, 2019.

Subject to the lock-up restrictions described below, we may issue and sell in the future additional common units. Limited partners of Blackstone Holdings owned an aggregate of 488,222,302 Blackstone Holdings Partnership Units outstanding as of February 22, 2019. In connection with our initial public offering, we entered into an exchange agreement with holders of Blackstone Holdings Partnership Units (other than The Blackstone Group L.P.’s wholly owned subsidiaries) so that these holders, subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for The Blackstone Group L.P. common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. A Blackstone Holdings limited partner must exchange one partnership unit in each of the Blackstone Holdings Partnerships to effect an exchange for a common unit. The common units we issue upon such exchanges would be “restricted securities,” as defined in Rule 144 under the Securities Act, unless we register such issuances. However, we have entered into a registration rights agreement with the limited partners of Blackstone Holdings that requires us to register these common units under the Securities Act and we have filed registration statements that cover the delivery of common units issued upon exchange of Blackstone Holdings Partnership Units. See “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence — Transactions with Related Persons — Registration Rights Agreement.” While the partnership agreements of the Blackstone Holdings Partnerships and related agreements contractually restrict the ability of Blackstone personnel to transfer the Blackstone Holdings Partnership Units or The Blackstone Group L.P. common units they hold and require that they maintain a minimum amount of equity ownership during their employ by us, these contractual provisions may lapse over time or be waived, modified or amended at any time.

As of February 22, 2019, we had granted 16,447,908 outstanding deferred restricted common units and 33,483,874 outstanding deferred restricted Blackstone Holdings Partnership Units to our non-senior managing director professionals and senior managing directors under The Blackstone Group L.P. Amended and Restated 2007 Equity Incentive Plan (“2007 Equity Incentive Plan”). The aggregate number of common units and Blackstone Holdings Partnership Units covered by our 2007 Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of units equal to the positive difference, if any, of (a) 15% of the aggregate number of common units and Blackstone Holdings Partnership Units outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by The Blackstone Group L.P. or its wholly owned subsidiaries) minus (b) the aggregate number of common units and Blackstone Holdings Partnership Units covered by our 2007 Equity Incentive Plan as of such date (unless the administrator of the 2007 Equity Incentive Plan should decide to increase the number of common units and Blackstone Holdings Partnership Units covered by the plan by a lesser amount). An aggregate of 169,816,710 additional common units and Blackstone Holdings Partnership Units were available for grant under our 2007 Equity Incentive Plan as of February 22, 2019. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units covered by our 2007 Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market.

In connection with the Clarus Acquisition, we have agreed to issue 150,617 common units and 2,553,532 Blackstone Holdings Partnership Units as deferred consideration to certain Clarus-affiliated personnel. These common units and Blackstone Holdings Partnership Units will be issued in installments to the recipients on the third, fourth and fifth anniversaries of the closing of the Clarus Acquisition.

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

The U.S. federal income tax treatment of common unitholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. The U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the U.S. Internal Revenue Service, or “IRS,” and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. Changes to the U.S. federal income tax laws and interpretations thereof could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation (referred to as the “Qualifying Income Exception”), affect or cause us to change our investments and commitments, affect the tax considerations of an investment in us, change the character or treatment of portions of our income (including, for instance, the longer three-year holding period requirement for carried interest to be treated as long-term capital gain under the Tax Reform Bill) and adversely affect an investment in our common units. See, for example, the discussion above under “— In past years, there have been legislative proposals to tax certain publically traded partnerships as corporations. If these proposals were enacted and applied to us, our effective tax rate could increase significantly.”

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

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate. Distributions to our common unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to common unitholders. Because a tax would be imposed upon us as a corporation, our distributions to our common unitholders may be substantially reduced, which could cause a substantial reduction in the value of our common units. The same changes would result if our general partner caused us to be taxed as a corporation for U.S. federal income tax purposes.

Current law may change, causing us to be treated as a corporation for U.S. federal or state income tax purposes or otherwise subjecting us to entity level taxation. See, for example, “— In past years, there have been legislative proposals to tax certain publically traded partnerships as corporations. If these proposals were enacted and applied to us, our effective tax rate could increase significantly,” and “— States and local jurisdictions have considered and are considering changes to the income tax treatment of carried interest and partnerships generally that could if enacted cause us to incur a material increase in our tax liability and/or cause carried interest or other income allocable to holders of our common units to be subject to state or local income tax at higher rates than under current law.”

Our common unitholders may be subject to U.S. federal income tax on their share of our taxable income, regardless of whether they receive any cash distributions from us.

As long as 90% of our gross income for each taxable year constitutes qualifying income as defined in Section 7704 of the Internal Revenue Code and we are not required to register as an investment company under the 1940 Act on a continuing basis, and assuming there is no change in law or relevant change in our structure, we will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Accordingly, each unitholder will be required to take into account its allocable share of items of income, gain, loss and deduction of the Partnership. Distributions to a unitholder will generally be taxable to the unitholder for U.S. federal income tax purposes only to the extent the amount distributed exceeds the unitholder’s tax basis in the unit. That treatment contrasts with the treatment of a shareholder in a corporation. For example, a shareholder in a corporation who receives a distribution of earnings from the corporation will generally report the distribution as dividend income for U.S. federal income tax purposes. In contrast, a holder of our units who receives a distribution of earnings from us will not report the distribution as dividend income (and will treat the distribution as taxable only to the extent the amount distributed exceeds the unitholder’s tax basis in the units), but will instead report the holder’s allocable share of items of our income for U.S. federal income tax purposes. As a result, our common unitholders may be subject to U.S. federal, state, local and possibly, in some cases, foreign income taxation on their allocable share of our items of income, gain, loss, deduction and credit (including our allocable share of those items of any entity in which we invest that is treated as a partnership or is otherwise subject to tax on a flow-through basis) for each of our taxable years ending with or within your taxable year, regardless of whether or not a common unitholder receives cash distributions from us.

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

In light of our investment activities, we will be treated as engaged in a U.S. trade or business for U.S. federal income tax purposes, which may cause some portion of our income to be treated as effectively connected income with respect to non-U.S. holders, or “ECI.” Moreover, dividends paid by an investment that we make in a REIT that are attributable to gains from the sale of U.S. real property interests and sales of certain investments in interests in U.S. real property, including stock of certain U.S. corporations owning significant U.S. real property, may be treated as ECI with respect to certain non-U.S. holders. In addition, certain income of non-U.S. holders from U.S. sources not connected to any such U.S. trade or business conducted by us could be treated as ECI. To the extent our income is treated as ECI, non-U.S. holders generally would be subject to withholding tax on their allocable shares of such income, would be required to file a U.S. federal income tax return for such year reporting their allocable shares of income effectively connected with such trade or business and any other income treated as ECI, and would be subject to U.S. federal income tax at regular U.S. tax rates on any such income (state and local income taxes and filings may also apply in that event). Non-U.S. holders that are corporations may also be subject to a 30% branch profits tax on their allocable share of such income. In addition, certain income from U.S. sources that is not ECI allocable to non-U.S. holders may be reduced by withholding taxes imposed at the highest effective applicable tax rate. Any gain recognized by a non-U.S. holder on the sale or exchange of common units that is deemed to be effectively connected with a U.S. trade or business will also be treated as ECI. Under the Tax Reform Bill, unless an applicable non-foreign person affidavit is furnished or another exception applies, if any portion of gain, on a disposition of an interest in us would be treated as ECI, the transferee of an interest in us is required to withhold 10% of the amount realized on such disposition (and we could be required to withhold from future distributions to the transferee if the transferee fails to properly withhold). The U.S. Treasury Department and IRS have announced the temporary suspension of such withholding tax provisions with respect to any disposition of an interest in a publicly traded partnership until regulations or other guidance has been issued. Such withholding tax provisions, when effective for publicly traded partnerships, could impose material tax and administrative burdens on us and our unitholders.

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

Our principal executive offices are located in leased office space at 345 Park Avenue, New York, New York. As of December 31, 2018, we also leased offices in Dublin, Hong Kong, London, Mumbai, Singapore, Sydney, Tokyo and other cities around the world. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3.	LEGAL PROCEEDINGS

We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. See “— Item 1A. Risk Factors” above. We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our consolidated financial statements. However, given the inherent unpredictability of these types of proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could have a material effect on Blackstone’s financial results in any particular period.

In December 2017, a purported derivative suit (Mayberry v. KKR & Co., L.P., et al.) was filed in the Commonwealth of Kentucky Franklin County Circuit Court on behalf of the Kentucky Retirement System (“KRS”) by eight of its members and beneficiaries alleging various breaches of fiduciary duty and other violations of Kentucky state law in connection with KRS’s investment in three hedge funds of funds, including a fund managed by Blackstone Alternative Asset Management L.P. (“BAAM L.P.”). The suit names more than 30 defendants, including The Blackstone Group L.P.; BAAM L.P.; Stephen A. Schwarzman, as Chairman and CEO of Blackstone; and J. Tomilson Hill, as then-President and CEO of the Hedge Fund Solutions Group, Vice Chairman of Blackstone and CEO of BAAM (collectively, the “Blackstone Defendants”). Aside from the Blackstone Defendants, the action also names current and former KRS trustees and former KRS officers and various other service providers to KRS and their related persons.

The plaintiffs filed an amended complaint in January 2018. In November 2018, the Circuit Court granted one defendant’s motion to dismiss and denied all other defendants’ motions to dismiss, including those of the Blackstone Defendants. In January 2019, certain of the KRS trustee and officer defendants noticed appeals from the denial of the motions to dismiss to the Kentucky Court of Appeals, and also filed a motion to stay the Mayberry proceedings in Circuit Court pending the outcome of those appeals. In addition, several defendants, including Blackstone and BAAM L.P., filed petitions in the Kentucky Court of Appeals for a writ of prohibition against the ongoing Mayberry proceedings on the ground that the plaintiffs lack standing.

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

The number of holders of record of our common units as of February 22, 2019 was 76. This does not include the number of unitholders that hold common units in “street name” through banks or broker-dealers.

The following table sets forth the quarterly per unit common unitholder distributions earned for the periods indicated. Each quarter’s distributions are declared and paid in the following quarter.

	2018	2017
First Quarter	$0.35	$0.87
Second Quarter	0.58	0.54
Third Quarter	0.64	0.44
Fourth Quarter	0.58	0.85

	$2.15	$2.70

Cash Distribution Policy

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

For Blackstone’s definition of Distributable Earnings, see “— Key Financial Measures and Indicators” in the “— Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Because The Blackstone Group L.P. is a holding partnership and has no material assets other than its ownership of partnership units in Blackstone Holdings held through wholly owned subsidiaries, we fund distributions by The Blackstone Group L.P., if any, in three steps:

•

First, we cause Blackstone Holdings to make distributions to its partners, including The Blackstone Group L.P.’s wholly owned subsidiaries. If Blackstone Holdings makes such distributions, the limited partners of Blackstone Holdings will be entitled to receive equivalent distributions pro-rata based on their partnership interests in Blackstone Holdings (except as set forth in the following paragraph),

•

Second, we cause The Blackstone Group L.P.’s wholly owned subsidiaries to distribute to The Blackstone Group L.P. their share of such distributions, net of the taxes and amounts payable under the tax receivable agreements by such wholly owned subsidiaries, and

•	Third, The Blackstone Group L.P. distributes its net share of such distributions to our common unitholders on a pro-rata basis.

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

Unit Repurchases in the Fourth Quarter of 2018

The following table sets forth information regarding repurchases of our common units during the quarter ended December 31, 2018:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Units that May Yet Be Purchased Under the Program (Dollars in Thousands) (a)
Oct. 1 - Oct. 31, 2018	1,366,666	$31.97	1,366,666	$666,241
Nov. 1 - Nov. 30, 2018	4,228,700	$33.45	4,228,700	$524,797
Dec. 1 - Dec. 31, 2018	2,204,634	$30.07	2,204,634	$458,499

	7,800,000		7,800,000

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

Recent Sale of Unregistered Securities

On November 30, 2018, Blackstone closed the Clarus Acquisition. In connection with the Clarus Acquisition, certain management and other equityholders of Clarus acquired an aggregate of 1,506,163 Blackstone Holdings Partnership Units, which are exchangeable on a one-for-one basis for common units representing limited partner interests in The Blackstone Group L.P. The Blackstone Holdings Partnership Units and the underlying common units were not registered under the Securities Act and were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act on the basis that such issuance did not involve any public offering.

ITEM 6.	SELECTED FINANCIAL DATA

The consolidated statements of financial condition and income data as of and for each of the five years ended December 31, 2018 have been derived from our consolidated financial statements. The audited Consolidated Statements of Financial Condition as of December 31, 2018 and 2017 and the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016 are included in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing. The audited Consolidated Statements of Financial Condition as of December 31, 2016, 2015 and 2014 and the Consolidated Statements of Operations for the years ended December 31, 2015 and 2014 are not included in this Form 10-K. Historical results are not necessarily indicative of results for any future period.

Effective January 1, 2018, Blackstone adopted new GAAP guidance on revenue recognition and implemented a change in accounting principal related to carried interest and incentive allocations, which are now accounted for under the GAAP guidance for equity method investments and are presented within Total Investment Income in the table below. Historical results for 2017 and 2016 have been recast to reflect these changes, while historical results for 2015 and 2014 have not been recast to reflect the adopted guidance. A complete description of the changes can be found in Note 2. “Summary of Significant Accounting Policies — Recent Accounting Developments” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.

The selected consolidated financial data should be read in conjunction with “— Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$3,027,796	$2,751,322	$2,464,290	$2,542,505	$2,497,252
Incentive Fees	57,540	242,514	149,928	156,378	156,235
Total Investment Income	2,903,659	4,144,712	2,381,604	1,844,930	4,752,027
Interest and Dividend Revenue and Other	844,264	6,467	150,477	102,739	79,214

Total Revenues	6,833,259	7,145,015	5,146,299	4,646,552	7,484,728

Expenses
Total Compensation and Benefits	2,674,691	2,933,523	2,202,986	2,290,751	3,154,371
General, Administrative and Other	594,873	488,582	541,624	576,103	549,463
Interest Expense	163,990	197,486	152,654	144,522	121,524
Fund Expenses	78,486	132,787	52,181	79,499	30,498

Total Expenses	3,512,040	3,752,378	2,949,445	3,090,875	3,855,856

Other Income
Reduction of Tax Receivable Agreement Liability	—	403,855	—	82,707	—
Net Gains from Fund Investment Activities	191,722	321,597	184,750	176,364	357,854

Total Other Income	191,722	725,452	184,750	259,071	357,854

Income Before Provision for Taxes	3,512,941	4,118,089	2,381,604	1,814,748	3,986,726
Provision for Taxes	249,390	743,147	132,362	190,398	291,173

Net Income	3,263,551	3,374,942	2,249,242	1,624,350	3,695,553
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(2,104)	13,806	3,977	11,145	74,794
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	358,878	497,439	246,152	219,900	335,070
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	1,364,989	1,392,323	960,099	683,516	1,701,100

Net Income Attributable to The Blackstone Group L.P.	$1,541,788	$1,471,374	$1,039,014	$709,789	$1,584,589

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Net Income Per Common Unit, Basic and Diluted
Common Units, Basic	$2.27	$2.21	$1.60	$1.12	$2.60

Common Units, Diluted	$2.26	$2.21	$1.56	$1.04	$2.58

Distributions Declared Per Common Unit (a)	$2.42	$2.32	$1.66	$2.90	$1.92

(a)

Distributions declared reflects the calendar date of declaration for each distribution. The fourth quarter distribution, if any, for any fiscal year will be declared and paid in the subsequent fiscal year.

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Statement of Financial Condition Data
Total Assets (a)	$28,924,650	$34,415,919	$26,386,650	$22,526,080	$31,497,097
Senior Notes	$3,471,151	$3,514,815	$3,399,922	$2,797,060	$2,136,706
Total Liabilities (a)	$15,170,564	$20,692,828	$13,879,169	$10,295,623	$14,163,550
Redeemable Non-Controlling Interests in Consolidated Entities (a)	$141,779	$210,944	$185,390	$183,459	$2,441,854
Total Partners’ Capital	$13,612,307	$13,512,147	$12,322,091	$12,046,998	$14,891,693

(a)

The decrease in Total Assets and Total Liabilities from December 31, 2017 to December 31, 2018 is primarily due to the deconsolidation of CLOs and other fund entities, partially offset by the launch of new consolidated CLOs. The increase in Total Assets and Total Liabilities from December 31, 2016 to December 31, 2017 is principally due to new consolidated CLO vehicles managed by our Credit segment. The decrease in total assets, total liabilities and redeemable non-controlling interests in consolidated entities from December 31, 2014 to December 31, 2015 was principally due to the adoption as of January 1, 2015 of new accounting consolidation guidance which resulted in the deconsolidation of certain Blackstone Funds.

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

Our Business

Blackstone is one of the largest independent managers of private capital in the world. Our business is organized into four segments:

•

Real Estate. Our real estate group is one of the largest real estate investment managers in the world. We operate as one globally integrated business, with investments in North America, Europe, Asia and Latin America. Our real estate investment team seeks to establish a differentiated view and capitalizes on our scale and proprietary information advantages to invest with conviction and generate attractive risk-adjusted returns for our investors over the long-term.

Our Blackstone Real Estate Partners (“BREP”) funds are geographically diversified and target a broad range of “opportunistic” real estate and real estate related investments. The BREP funds include global funds as well as funds focused specifically on Europe or Asia investments. We seek to acquire high quality, well-located yet undermanaged assets at an attractive basis, address any property or business issues through active asset management and sell the assets once our business plan is accomplished. BREP has made significant investments in hotels, office buildings, industrial assets, residential and shopping centers, as well as a variety of real estate operating companies.

Our core+ real estate business, Blackstone Property Partners (“BPP”) has assembled a global portfolio of high quality core+ investments across the U.S., Europe and Asia. We manage several core+ real estate funds, which target substantially stabilized assets in prime markets with a focus on industrial, multifamily, office and retail assets.

BREIT, a non-exchange traded real estate investment trust (“REIT”), is focused on investing primarily in stabilized income-oriented commercial real estate in the U.S.

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

•

Private Equity. We are a world leader in private equity investing, having managed seven general private equity funds, as well as three sector-focused funds and a geographically-focused fund, since we established this business in 1987. Our Private Equity segment includes our corporate private equity business, which consists of (a) our flagship private equity funds (Blackstone Capital Partners (“BCP”) funds), (b) our sector-focused private equity funds, including our energy-focused funds (Blackstone Energy Partners (“BEP”) funds), (c) our Asia-focused fund (Blackstone Capital Partners Asia (“BCP Asia”) fund) and (d) our core private equity fund, Blackstone Core Equity Partners (“BCEP”). In addition, our Private Equity segment includes (a) our opportunistic investment platform that invests globally across asset classes, industries and geographies, Blackstone Tactical Opportunities (“Tactical Opportunities”), (b) our secondary fund of funds business, Strategic Partners Fund Solutions (“Strategic Partners”), (c) our infrastructure-focused funds, Blackstone Infrastructure Partners (“BIP”), (d) our life sciences private investment platform, Blackstone Life Sciences (“BXLS”), (e) a multi-asset investment program for eligible high net worth investors offering exposure to certain of Blackstone’s key illiquid investment strategies through a single commitment, Blackstone Total Alternatives Solution (“BTAS”) and (f) our capital markets services business, Blackstone Capital Markets (“BXCM”).

Our corporate private equity business pursues transactions throughout the world across a variety of transaction types, including large buyouts, mid-cap buyouts, buy and build platforms (which involve multiple acquisitions behind a single management team and platform) and growth equity/development projects (which involve significant minority investments in mature companies and greenfield development projects in energy and power). Within our corporate private equity business, our core private equity fund targets control-oriented investments in high quality companies with durable businesses and seeks to offer a lower level of risk and a longer hold period than traditional private equity. Tactical Opportunities invests globally across asset classes, industries and geographies, seeking to identify and execute on attractive, differentiated investment opportunities, leveraging the intellectual capital across our various businesses while continuously optimizing its approach in the face of ever-changing market conditions. Strategic Partners is a total fund solutions provider that acquires interests in high quality private funds from original holders seeking liquidity, co-investments alongside financial sponsors and provides investment advisory services to clients investing in primary and secondary investments in private funds and co-investments. BIP focuses on infrastructure investments in the energy, transportation, communications and water and waste sectors.

•

Hedge Fund Solutions. The largest component of our Hedge Fund Solutions segment is Blackstone Alternative Asset Management (“BAAM”). BAAM is the world’s largest discretionary allocator to hedge funds, managing a broad range of commingled and customized fund solutions since its inception in 1990. The Hedge Fund Solutions segment also includes investment platforms that seed new hedge fund businesses, purchase minority ownership interests in more established hedge funds, invest in special situation opportunities, create alternative solutions in the form of mutual funds and UCITS and trade directly.

•

Credit. Our Credit segment consists principally of GSO Capital Partners LP (“GSO”). GSO is one of the largest credit alternative asset managers in the world and is the largest manager of collateralized loan obligations (“CLOs”) globally. The investment portfolios of the funds GSO manages or sub-advises predominantly consist of loans and securities of non-investment grade companies spread across the capital structure including senior debt, subordinated debt, preferred stock and common equity.

The GSO business is organized into three overarching strategies: performing credit, distressed and long only. Our performing credit strategies include mezzanine lending funds, middle market direct lending funds and other performing credit strategy funds. Our distressed strategies include credit alpha strategies, stressed/distressed funds and energy strategies. GSO’s long only strategies consist of CLOs, closed end funds, open ended funds and separately managed accounts.

In addition, our Credit segment includes our publicly traded master limited partnership (“MLP”) investment platform, which is managed by Harvest. Harvest, which was founded in 2005 and subsequently acquired by Blackstone in 2017, primarily invests capital raised from institutional investors in separately managed accounts and pooled vehicles, investing in publicly traded MLPs holding primarily midstream energy assets in the U.S.

Our insurer-focused platform, BIS, also a part of our Credit segment, delivers to insurers bespoke, capital efficient investments and diversified portfolios of Blackstone products across asset classes tailored to their needs and risk profile.

We generate revenue from fees earned pursuant to contractual arrangements with funds, fund investors and fund portfolio companies (including management, transaction and monitoring fees), and from capital markets services. We invest in the funds we manage and we are entitled to a pro-rata share of the results of the fund (a “pro-rata allocation”). In addition to a pro-rata allocation, and assuming certain investment returns are achieved, we are entitled to a disproportionate allocation of the income otherwise allocable to the limited partners, commonly referred to as carried interest (“Performance Allocations”). In certain structures, we receive a contractual, incentive fee from an investment fund in the event that specified cumulative investment returns are achieved (an “Incentive Fee”, and together with Performance Allocations, “Performance Revenues”). The composition of our revenues will vary based on market conditions and the cyclicality of the different businesses in which we operate. Net investment gains and investment income generated by the Blackstone Funds, principally private equity and real estate funds, are driven by value created by our operating and strategic initiatives as well as overall market conditions. Fair values are affected by changes in the fundamentals of the portfolio company, the portfolio company’s industry, the overall economy and other market conditions.

Business Environment

Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Europe, Asia and, to a lesser extent, elsewhere in the world.

For the first three quarters of 2018, equity indices rose in the U.S., supported by continued healthy economic growth and additional benefits to corporate earnings from the Tax Reform Bill. After reaching record highs in September, U.S. equity indices declined sharply and volatility spiked, as investor sentiment turned negative due to signs of slowing global economic growth, continued monetary policy tightening in the U.S., and concerns over the impact of trade disputes, particularly between the U.S. and China. While underlying fundamentals in the U.S. remain positive, most economists expect slower U.S. and global growth in the near term. The S&P 500 ended the year down 4%, while the Dow and Nasdaq declined 6% and 4%, respectively. During the first six weeks of 2019, U.S. equity markets rebounded and volatility declined.

Globally, other equity indices also declined. The MSCI World index ended the year down 10% while the MSCI Europe index declined 17% and the MSCI Asia index declined 16%. The MSCI Emerging Markets Index was down 17% for the year.

In Europe, economic growth continues to slow amid lower manufacturing exports and ongoing political unrest. As concerns over Brexit persisted, the FTSE 100 declined, ending the year down 13%, with the British pound down 6% versus the U.S. dollar.

In Asia, slower growth, along with trade conflicts and rising U.S. interest rates, contributed to market declines. The Hang Seng index fell 14% and the Nikkei declined 12% for the year. In Japan, GDP contracted in the first quarter of 2018, the first decline since 2015, as private consumption waned. In China, equities posted their worst decline since 2011 amid decelerating economic growth.

The CBOE volatility index more than doubled in 2018, reaching 36.07 in December, before ending the year at 25.42, up 130%. Oil prices declined significantly in the fourth quarter of 2018, with West Texas Intermediate Crude falling 38% to $45 per barrel, down 25% for the year. The S&P 500 Energy Index ended the year down 21% and the Bloomberg Commodity Index declined 13% while the Henry Hub Natural Gas spot price was flat for the year. Despite facing pressure in 2018, oil prices and energy indices both rebounded sharply in the first six weeks of 2019.

In fixed income, the Bloomberg Barclays U.S. Aggregate was flat, U.S. investment grade corporates were down 2.5% and high yield corporates declined 2.1% during the year. The U.S. Federal Reserve continued monetary tightening and raised interest rates four times in 2018, with the current target range set to 2.25-2.5%, but indicated they would be patient with regard to any future adjustments. 10-year U.S. Treasury yields rose to 3.24% in November, the highest level in more than four years, prompting investor concerns over the potential negative impact to values of fixed income and longer duration assets. High yield spreads widened 181 basis points during the year and issuance decreased 39% year over year. Global equity capital markets activity for both initial public offerings and follow-on offerings declined, with year to date 2018 activity down 18% year over year.

U.S. merger and acquisition (“M&A”) volume rose 16% during the year, following a strong backlog after the passage of the Tax Reform Bill. Global M&A volume reached $3.4 trillion, its highest level since 2015, and the outlook for deal activity remains positive.

Most economists expect moderate, albeit slowing, economic growth characterized by less synchronized global expansion in the near term, with virtually no signals of a recession in the U.S. in 2019. While global trade tensions and geopolitical instability pose additional risks, the broader outlook remains constructive.

Notable Transactions

On April 9, 2018, Blackstone concluded its investment sub-advisory relationship with FS Investments’ funds (the “FS Funds”), as previously announced. At March 31, 2018, the FS Funds represented $20.0 billion of Total Assets Under Management. As part of the transaction, Blackstone received proceeds from FS Investments of $580.9 million which is recorded as Other Revenues within the Consolidated Statement of Operations for the year ended December 31, 2018. This amount is characterized as a Transaction-Related Charge and therefore is not included in Fee Related Earnings, or Distributable Earnings for the year ended December 31, 2018. Blackstone distributed a portion of the after-tax proceeds to unitholders resulting in an incremental $0.30 per common unit and per Blackstone Holdings Partnership Unit over the second, third and fourth quarters of 2018, of which $0.10 per common unit and Blackstone Holdings Partnership Unit was distributed on each of August 6, 2018, November 5, 2018 and February 19, 2019.

On September 21, 2018, Blackstone Holdings Finance Co L.L.C., an indirect subsidiary of the Partnership, entered into an amended and restated $1.6 billion revolving credit facility. The amendment and restatement to the Issuer’s credit facility, among other things, increased the amount of available borrowings and extended the maturity date from August 31, 2021 to September 21, 2023.

On November 30, 2018, Blackstone closed the acquisition of Clarus Ventures, LLC and certain of its affiliates (“Clarus”), a leading global life sciences investment firm that has raised $2.6 billion since its founding. Clarus is focused on funding growth-stage investments, often in partnership with major biopharmaceutical companies through research and development collaborations (the “Clarus Acquisition”). The Clarus Acquisition launched BXLS, a private investment platform with capabilities to invest across the life-cycle of companies and products within the life sciences sector. BXLS is included in our Private Equity segment.

Organizational Structure

The simplified diagram below depicts our current organizational structure. The diagram does not depict all of our subsidiaries, including intermediate holding companies through which certain of the subsidiaries depicted are held.

Key Financial Measures and Indicators

We manage our business using traditional financial measures and key operating metrics since we believe these metrics measure the productivity of our investment activities. We prepare our Consolidated Financial Statements in accordance with GAAP. See Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” and “— Critical Accounting Policies.” Our key non-GAAP financial measures and operating indicators and metrics are discussed below.

Distributable Earnings

Distributable Earnings, is derived from Blackstone’s segment reported results, and is used to assess performance and amounts available for distributions to Blackstone unitholders, including Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships. Distributable Earnings is the sum of Segment Distributable Earnings plus Net Interest Income (Loss) less Taxes and Related Payables. Distributable Earnings excludes unrealized activity and is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. See “— Non-GAAP Financial Measures” for our reconciliation of Distributable Earnings.

Net Interest Income (Loss) is presented on a segment basis and is equal to Interest and Dividend Revenue less Interest Expense, adjusted for the impact of consolidation of Blackstone Funds, and interest expense associated with the Tax Receivable Agreement.

Taxes and Related Payables represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes excluding the tax impact of any divestitures and including the Payable under the Tax Receivable Agreement.

Segment Distributable Earnings

Effective as of and for the three months ended December 31, 2018, Blackstone senior management determined that Segment Distributable Earnings, and not Economic Income, is the measure that it uses to assess the performance of its business segments. Segment Distributable Earnings is used by management to make operating decisions, allocate resources and determine the compensation of employees across all of its business segments. All prior periods have been recast to reflect these updates.

Segment Distributable Earnings is Blackstone’s segment profitability measure used to make operating decisions and assess performance across Blackstone’s four segments. Segment Distributable Earnings represents the net realized earnings of Blackstone’s segments and is the sum of Fee Related Earnings and Net Realizations for each segment. Blackstone’s segments are presented on a basis that deconsolidates Blackstone Funds, eliminates non-controlling ownership interests in Blackstone’s consolidated Operating Partnerships, removes the amortization of intangible assets and removes Transaction-Related Charges. Transaction-Related Charges arise from corporate actions including acquisitions, divestitures and Blackstone’s initial public offering. They consist primarily of equity-based compensation charges, gains and losses on contingent consideration arrangements, changes in the balance of the tax receivable agreement resulting from a change in tax law or similar event, transaction costs and any gains or losses associated with these corporate actions. Segment Distributable Earnings excludes unrealized activity and is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. See “— Non-GAAP Financial Measures” for our reconciliation of Segment Distributable Earnings.

Net Realizations is presented on a segment basis and is the sum of Realized Principal Investment Income and Realized Performance Revenues (which refers to Realized Performance Revenues excluding Fee Related Performance Revenues), less Realized Performance Compensation (which refers to Realized Performance Compensation excluding Fee Related Performance Compensation and Equity-Based Performance Compensation).

Fee Related Earnings

Fee Related Earnings is a performance measure used to assess Blackstone’s ability to generate profits from revenues that are measured and received on a recurring basis and not subject to future realization events. Fee Related Earnings equals management and advisory fees (net of management fee reductions and offsets) plus Fee Related Performance Revenues less (a) Fee Related Compensation on a segment basis, and (b) Other Operating Expenses. Fee Related Earnings is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. See “— Non-GAAP Financial Measures” for our reconciliation of Fee Related Earnings.

Fee Related Compensation is presented on a segment basis and refers to the compensation expense, excluding Equity-Based Compensation, directly related to Management and Advisory Fees, Net and Fee Related Performance Revenues.

Fee Related Performance Revenues refers to the realized portion of Performance Revenues from Perpetual Capital that are (a) measured and received on a recurring basis, and (b) not dependent on realization events from the underlying investments.

Fee Related Performance Compensation is included in Fee Related Compensation on a segment basis and refers to compensation expense directly related to Fee Related Performance Revenues.

Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization

Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization (“Adjusted EBITDA”), is a supplemental measure used to assess performance derived from Blackstone’s segment results and may be used to assess its ability to service its borrowings. Adjusted EBITDA represents Distributable Earnings plus the addition of (a) Interest Expense on a segment basis, (b) Taxes and Related Payables, and (c) Depreciation and Amortization. Adjusted EBITDA is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. See “— Non-GAAP Financial Measures” for our reconciliation of Adjusted EBITDA.

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

Assets Under Management. Assets Under Management refers to the assets we manage. Our Assets Under Management equals the sum of:

(a)

the fair value of the investments held by our carry funds and our side-by-side and co-investment entities managed by us, plus (1) the capital that we are entitled to call from investors in those funds and entities pursuant to the terms of their respective capital commitments, including capital commitments to funds that have yet to commence their investment periods, or (2) for certain credit-focused funds the amounts available to be borrowed under asset based credit facilities,

(b)

the net asset value of (1) our hedge funds and real estate debt carry funds, BPP, certain co-investments managed by us, and our Hedge Fund Solutions carry and drawdown funds (plus, in each case, the capital that we are entitled to call from investors in those funds, including commitments yet to commence their investment periods), and (2) our funds of hedge funds, our Hedge Fund Solutions registered investment companies, and BREIT,

(c)	the invested capital, fair value or net asset value of assets we manage pursuant to separately managed accounts,

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

(a)

for our Private Equity segment funds and Real Estate segment carry funds, including certain BREDS and Hedge Fund Solutions funds, the amount of capital commitments, remaining invested capital, fair value, net asset value or par value of assets held, depending on the fee terms of the fund,

(b)	for our credit-focused carry funds, the amount of remaining invested capital (which may include leverage) or net asset value, depending on the fee terms of the fund,

(c)	the remaining invested capital or fair value of assets held in co-investment vehicles managed by us on which we receive fees,

(d)

the net asset value of our funds of hedge funds, hedge funds, BPP, certain co-investments managed by us, certain registered investment companies, BREIT, and certain of our Hedge Fund Solutions drawdown funds,

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

Dry Powder. Dry Powder represents the amount of capital available for investment or reinvestment, including general partner and employee capital, and is an indicator of the capital we have available for future investments.

Performance Revenue Eligible Assets Under Management. Performance Revenue Eligible Assets Under Management represents invested and to be invested capital at fair value, including capital closed for funds whose investment period has not yet commenced, on which performance fees could be earned if certain hurdles are met.

Income Tax Current Developments

Certain past legislative proposals would treat certain publicly traded partnerships as corporations for federal income tax purposes. If similar legislation were enacted and applied to us, we would not qualify as a partnership for U.S. federal income tax purposes. If we were taxed as a corporation, our effective tax rate could increase significantly.

States and other jurisdictions have also considered legislation to increase taxes with respect to carried interest. For example, New Jersey recently enacted legislation which eliminates an exclusion from New Jersey source income (for non-residents) for carried interest and income from providing investment management services, which is not expected to materially affect our common unitholders, and authorizes a contingent 17% surtax on such management income for gross income tax and corporate income tax purposes. These carried interest provisions remain non-operative as they are dependent upon Connecticut, New York and Massachusetts enacting legislation with identical provisions. In addition, New York State recently introduced legislation which would tax income from certain investment management services provided by a partner (whether or not a New York resident), which could cause a non-resident of New York State who holds our common units to be subject to New York State income tax on carried interest earned by entities in which we hold an indirect interest, thereby requiring the non-resident to file a New York State income tax return reporting such carried interest income. As part of that legislation, New York also proposed a state tax surcharge of 19% on carried interest in addition to the personal income tax. Similar to the New Jersey legislation, the New York legislation would not take effect until similar legislation is enacted by Connecticut, New Jersey and Massachusetts. Similar proposals are under consideration in other jurisdictions such as California. Whether or when similar legislation will be enacted is unclear.

Finally, several state and local jurisdictions are evaluating ways to subject partnerships to entity level taxation through the imposition of state or local income, franchise or other forms of taxation or to increase the amount of such taxation. For example, although we believe it would not affect us materially, Connecticut recently enacted an income tax on pass through entities doing business in Connecticut, and states in which we do business may consider similar tax changes. These and other proposals have recently been under heightened consideration in light of U.S. federal income tax legislation, known as the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 (the “Tax Reform Bill”).

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

The Tax Reform Bill has resulted in fundamental changes to the Internal Revenue Code. Changes to U.S. tax laws resulting from the Tax Reform Bill, including reduction to the federal corporate income tax rate, partial limitation on the deductibility of business interest expense, and a longer three-year holding period requirement for carried interest to be treated as long-term capital gain could have an adverse effect on our business operations and our funds’ investment activities. These and other changes from the Tax Reform Bill — including limitations on the use, carryback and carryforward of net operating losses and changes relating to the scope and timing of U.S. taxation on earnings from international business operations — could also have an adverse effect on our portfolio companies. The exact impact of the Tax Reform Bill for future years is difficult to quantify, but these changes could have an adverse effect on our business, results of operations and financial condition. In addition, other changes could be enacted in the future to increase the corporate tax rate, limit further the deductibility of interest, subject carried interest to more onerous taxation or effect other changes that could have a material adverse effect on our business, results of operations and financial condition.

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

These contemplated changes, if adopted by individual countries, could increase tax uncertainty and/or costs faced by us, our portfolio companies and our investors, and cause other adverse consequences. The timing or impact of these proposals is unclear at this point. In addition, tax laws, regulations and interpretations are subject to continual changes, which could adversely affect our structures or returns to our investors. For instance, various countries have adopted or proposed tax legislation that may adversely affect portfolio companies and investment structures in countries in which our funds have invested and may limit the benefits of additional investments in those countries.

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

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for each of the years in the three-year period ended December 31, 2018. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$	%	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$3,027,796	$2,751,322	$2,464,290	$276,474	10%	$287,032	12%

Incentive Fees	57,540	242,514	149,928	(184,974)	-76%	92,586	62%

Investment Income (Loss)
Performance Allocations
Realized	1,876,507	3,571,811	1,495,439	(1,695,304)	-47%	2,076,372	139%
Unrealized	561,373	(105,473)	530,114	666,846	N/M	(635,587)	N/M
Principal Investments
Realized	415,862	635,769	278,737	(219,907)	-35%	357,032	128%
Unrealized	49,917	42,605	77,314	7,312	17%	(34,709)	-45%

Total Investment Income	2,903,659	4,144,712	2,381,604	(1,241,053)	-30%	1,763,108	74%

Interest and Dividend Revenue	171,947	139,696	95,724	32,251	23%	43,972	46%
Other	672,317	(133,229)	54,753	805,546	N/M	(187,982)	N/M

Total Revenues	6,833,259	7,145,015	5,146,299	(311,756)	-4%	1,998,716	39%

Expenses
Compensation and Benefits
Compensation	1,609,957	1,442,485	1,335,408	167,472	12%	107,077	8%
Incentive Fee Compensation	33,916	105,279	68,921	(71,363)	-68%	36,358	53%
Performance Allocations Compensation
Realized	711,076	1,281,965	465,129	(570,889)	-45%	816,836	176%
Unrealized	319,742	103,794	333,528	215,948	208%	(229,734)	-69%

Total Compensation and Benefits	2,674,691	2,933,523	2,202,986	(258,832)	-9%	730,537	33%
General, Administrative and Other	594,873	488,582	541,624	106,291	22%	(53,042)	-10%
Interest Expense	163,990	197,486	152,654	(33,496)	-17%	44,832	29%
Fund Expenses	78,486	132,787	52,181	(54,301)	-41%	80,606	154%

Total Expenses	3,512,040	3,752,378	2,949,445	(240,338)	-6%	802,933	27%

Other Income
Reduction of Tax Receivable Agreement Liability	—	403,855	—	(403,855)	-100%	403,855	N/M
Net Gains from Fund Investment Activities	191,722	321,597	184,750	(129,875)	-40%	136,847	74%

Total Other Income	191,722	725,452	184,750	(533,730)	-74%	540,702	293%

Income Before Provision for Taxes	3,512,941	4,118,089	2,381,604	(605,148)	-15%	1,736,485	73%
Provision for Taxes	249,390	743,147	132,362	(493,757)	-66%	610,785	461%

Net Income	3,263,551	3,374,942	2,249,242	(111,391)	-3%	1,125,700	50%
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(2,104)	13,806	3,977	(15,910)	N/M	9,829	247%
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	358,878	497,439	246,152	(138,561)	-28%	251,287	102%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	1,364,989	1,392,323	960,099	(27,334)	-2%	432,224	45%

Net Income Attributable to The Blackstone Group L.P.	$1,541,788	$1,471,374	$1,039,014	$70,414	5%	$432,360	42%

N/M	Not meaningful.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenues

Revenues were $6.8 billion for the year ended December 31, 2018, a decrease of $311.8 million compared to $7.1 billion for the year ended December 31, 2017. The decrease in Revenues was primarily attributable to decreases of $1.2 billion in Investment Income and $185.0 million in Incentive Fees, partially offset by increases of $805.5 million in Other Revenues and $276.5 million in Management and Advisory Fees, Net.

The decrease in Investment Income was primarily attributable to decreases in our Real Estate, Credit and Hedge Fund Solution segments of $1.2 billion, $272.5 million and $74.0 million, respectively, partially offset by an increase in our Private Equity segment of $363.4 million. The decrease in our Real Estate segment was attributable to lower net appreciation of investment holdings in our BREP funds compared to the comparable 2017 period. For the year ended December 31, 2018, the carrying value of investments for our BREP funds increased 9.8% compared to 19.4% for the year ended December 31, 2017. The decrease in our Credit segment was primarily attributable to the negative impact on 2018 returns as a result of decreases in certain public positions, and volatility in the energy and credit markets. The decrease in our Hedge Fund Solutions segment was primarily due to lower returns in investments of which Blackstone owns a share compared to the year ended December 31, 2017. The increase in our Private Equity segment was driven by corporate private equity. Corporate private equity carrying value increased 19.1% for the year ended December 31, 2018 compared to 17.6% for the year ended December 31, 2017.

The decrease in Incentive Fees was primarily attributable to decreases in our Credit and Hedge Fund Solutions segments of $104.5 million and $84.4 million, respectively. The decrease in our Credit segment was primarily attributable to the conclusion of our sub-advisory relationship with FS Investments. The decrease in our Hedge Fund Solutions segment was driven by lower returns across a number of strategies, including customized solutions, commingled products and individual investor solutions and specialized solutions, compared to the year ended December 31, 2017.

The increase in Other Revenue was primarily due to the fixed payment we received in connection with the conclusion of our sub-advisory relationship with FS Investments’ funds and a foreign exchange gain on our euro denominated bonds.

The increase in Management and Advisory Fees, Net was primarily due to increases in our Real Estate and Private Equity segments of $187.4 million and $65.4 million, respectively. The increase in our Real Estate segment was primarily attributable to increases in Base Management Fees of $113.2 million driven by Assets Under Management growth in core+ and Transaction and Other Fees, Net of $69.7 million, which were due to $27.1 million of BREP breakup fees related to two transactions and increased investment activity in our BREP global funds. The increase in our Private Equity segment was primarily attributable to the launch of BCP Asia and the third vintage of Tactical Opportunities.

Expenses

Expenses were $3.5 billion for the year ended December 31, 2018, a decrease of $240.3 million compared to $3.8 billion for the year ended December 31, 2017. The decrease was primarily attributable to decreases of $258.8 million in Total Compensation and Benefits and $54.3 million in Fund Expenses, partially offset by an increase of $106.3 million in General, Administrative and Other Expenses. The decrease in Total Compensation and Benefits was primarily due to decreases of $354.9 million in Performance Allocations Compensation and $71.4 million in Incentive Fee Compensation, partially offset by an increase of $167.5 million in Compensation. The decrease in Performance Allocations Compensation was primarily due to the decrease in Investment Income. The decrease in Incentive Fee Compensation was primarily due to the decrease in Incentive Fees in our Credit and Hedge Fund Solutions segments, on which a portion of Incentive Fee Compensation is based. The increase in Compensation was due to the increase in Management and Advisory Fees, Net, on which a portion of compensation is based, as well as investment in our infrastructure initiative and a lower deferral on Compensation. The decrease in Fund Expenses was due to a decrease of $55.7 million in our Credit segment primarily from the deconsolidation of certain CLO and other vehicles in 2018. The increase in General, Administrative and Other Expenses was primarily due to the growth in BIS as well as a full year of Harvest-related expenses following our acquisition of Harvest in the fourth quarter of 2017.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues

Total Revenues were $7.1 billion for the year ended December 31, 2017, an increase of $2.0 billion compared to $5.1 billion for the year ended December 31, 2016. The increase in Total Revenues was attributable to increases of $1.8 billion in Investment Income and $287.0 million in Management and Advisory Fees, Net, partially offset by a decrease in Other Revenue of $188.0 million.

The increase in Investment Income was primarily attributable to increases in our Real Estate and Private Equity segments of $966.1 million and $507.7 million, respectively. The increase in our Real Estate segment was primarily attributable to a net increase in the appreciation of investment holdings in our opportunistic funds. For the year ended December 31, 2017, the carrying value of investments for our opportunistic funds increased 19.4% versus 11.1% for the year ended December 31, 2016. Our core+ real estate funds, real estate debt drawdown funds and real estate hedge funds appreciated 12.0%, 14.7% and 8.9%, respectively for the year ended December 31, 2017. The increase in our Private Equity segment was driven by corporate private equity and Tactical Opportunities. Corporate private equity carrying value increased 17.6% in 2017 versus 10.7% for the year ended December 31, 2016. Tactical Opportunities carrying value increased 14.5% in 2017 versus 10.9% for the year ended December 31, 2016.

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

Expenses

Expenses were $3.8 billion for the year ended December 31, 2017, an increase of $802.9 million compared to $2.9 billion for the year ended December 31, 2016. The increase was primarily attributable to increases in Performance Allocations Compensation, Compensation and Fund Expenses. The increase of $587.1 million in Performance Allocations Compensation was due to related increases in Investment Income in our Real Estate and Private Equity. The increase of $107.1 million in Compensation was primarily due to the increase in Management and Advisory Fees, Net in our Private Equity, Real Estate and Credit segments, on which a portion of compensation is based. The increase of $80.6 million in Fund Expenses was due to an increase of $73.9 million in our Credit segment. The increase in our Credit segment was primarily the result of newly launched CLOs.

Other Income

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Other Income was $191.7 million for the year ended December 31, 2018, a decrease of $533.7 million compared to $725.5 million for the year ended December 31, 2017. The decrease in Other Income was due to the absence of the $403.9 million in Reduction of Tax Receivable Agreement Liability that was recognized during the year ended December 31, 2017 and a decrease of $129.9 million in Net Gains from Fund Investment Activities.

The absence of the Other Income — Reduction of Tax Receivable Agreement Liability was primarily due to the reduction in the federal tax rate from 35% to 21% pursuant to the Tax Reform Bill during the year ended December 31, 2017.

The decrease in Other Income — Net Gains from Fund Investment Activities was driven by decreases of $62.5 million in our Credit segment, $58.2 million in our Real Estate segment and $21.4 million in our Hedge Fund Solutions segment, partially offset by an increase of $12.3 million in our Private Equity segment. The decrease in our Credit segment was primarily driven by the deconsolidation of certain CLO and other vehicles in 2018, partially offset by newly launched CLOs. The decrease in our Real Estate segment was primarily due to a year over year net decrease in the appreciation of investments in our BREP funds. The decrease in our Hedge Fund Solutions segment was primarily due to lower returns across the segment year over year. The increase in our Private Equity segment was primarily due to a year over year net increase in the appreciation of investments in our private equity funds.

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

Provision for Taxes

The following table summarizes Blackstone’s tax position:

	Year Ended December 31,
	2018	2017	2016
Income Before Provision for Taxes	$3,512,941	$4,118,089	$2,381,604
Provision for Taxes	$249,390	$743,147	$132,362
Effective Income Tax Rate	7.1%	18.0%	5.6%

The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

	Year Ended December 31,			2018 vs. 2017	2017 vs. 2016
	2018	2017	2016
Statutory U.S. Federal Income Tax Rate	21.0%	35.0%	35.0%	-14.0%	—
Income Passed Through to Common Unitholders and Non-Controlling Interest Holders (a)	-15.5%	-25.9%	-28.6%	10.4%	2.7%
State and Local Income Taxes	1.8%	1.5%	1.3%	0.3%	0.2%
Equity-Based Compensation	—	-0.1%	-0.2%	0.1%	0.1%
Impact of the Tax Reform Bill	—	8.3%	—	-8.3%	8.3%
Other	-0.2%	-0.8%	-1.9%	0.6%	1.1%

Effective Income Tax Rate	7.1%	18.0%	5.6%	-10.9%	12.4%

(a)	Includes income that is not taxable to the Partnership and its subsidiaries. Such income is directly taxable to the Partnership’s unitholders and the non-controlling interest holders.

Blackstone’s Provision for Taxes for the years ended December 31, 2018, 2017 and 2016 was $249.4 million, $743.1 million and $132.4 million, respectively. This resulted in an effective tax rate of 7.1%, 18.0% and 5.6%, respectively, based on our Income Before Provision for Taxes of $3.5 billion, $4.1 billion and $2.4 billion, respectively.

The Tax Reform Bill enacted in late 2017 reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The decrease in the effective tax rate from the rate reduction was partially offset by the corresponding reduction in the benefit for the exclusion of income passed through to common unitholders and non-controlling interests. This, along with the increase in the 2017 effective tax rate for the one-time remeasurement of the Deferred Tax Assets as a result of the Tax Reform Bill, resulted in an overall decrease in the effective tax rate for the twelve months ended December 31, 2018 compared with the twelve months ended December 31, 2017.

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

Net Income Attributable to Non-Controlling Interests in Blackstone Holdings is derived from the Income Before Provision for Taxes, excluding the Net Gains from Fund Investment Activities and the percentage allocation of the income between Blackstone personnel and others who are limited partners of Blackstone Holdings and The Blackstone Group L.P. after considering any contractual arrangements that govern the allocation of income (loss) such as fees allocable to The Blackstone Group L.P.

For the years ended December 31, 2018, 2017 and 2016, the Net Income Before Taxes allocated to Blackstone personnel and others who are limited partners of Blackstone Holdings was 44.0%, 44.9% and 46.1%, respectively. The decreases of 0.9% and 1.2% were primarily due to conversions of Blackstone Holdings Partnership Units to Blackstone common units and the vesting of common units.

The Other Income — Reduction of Tax Receivable Agreement Liability was entirely allocated to The Blackstone Group L.P.

Operating Metrics

The following graphs and tables summarize the Fee-Earning Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the years ended December 31, 2018, 2017 and 2016. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management.”

Note:    Totals may not add due to rounding.

	Year Ended December 31,
	2018					2017
	Real Estate	Private Equity	Hedge Fund Solutions	Credit	Total	Real Estate	Private Equity	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$83,984,824	$70,140,883	$69,914,061	$111,304,230	$335,343,998	$72,030,054	$69,110,457	$66,987,553	$68,964,608	$277,092,672
Inflows, including Commitments (a)	17,961,223	16,096,543	12,354,410	24,587,957	71,000,133	23,555,866	8,257,430	10,302,444	55,099,845	97,215,585
Outflows, including Distributions (b)	(2,000,367)	(1,888,223)	(10,278,403)	(27,640,908)	(41,807,901)	(2,773,181)	(1,196,502)	(9,777,064)	(4,364,916)	(18,111,663)
Realizations (c)	(8,781,140)	(4,729,843)	(429,912)	(6,672,539)	(20,613,434)	(11,851,866)	(6,558,390)	(2,182,220)	(10,396,313)	(30,988,789)

Net Inflows (Outflows)	7,179,716	9,478,477	1,646,095	(9,725,490)	8,578,798	8,930,819	502,538	(1,656,840)	40,338,616	48,115,133
Market Appreciation (Depreciation) (d)(f)	2,088,184	388,806	720,450	(4,592,729)	(1,395,289)	3,023,951	527,888	4,583,348	2,001,006	10,136,193

Balance, End of Period	$93,252,724	$80,008,166	$72,280,606	$96,986,011	$342,527,507	$83,984,824	$70,140,883	$69,914,061	$111,304,230	$335,343,998

Increase (Decrease)	$9,267,900	$9,867,283	$2,366,545	$(14,318,219)	$7,183,509	$11,954,770	$1,030,426	$2,926,508	$42,339,622	$58,251,326
Increase (Decrease)	11%	14%	3%	-13%	2%	17%	1%	4%	61%	21%
Annualized Base Management Fee Rate (e)	1.09%	1.00%	0.73%	0.56%	0.84%	1.06%	1.07%	0.74%	0.56%	0.83%

	Year Ended December 31,
	2016
	Real Estate	Private Equity	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$67,345,357	$51,451,196	$65,665,439	$61,684,380	$246,146,372
Inflows, including Commitments (a)	14,230,164	28,896,280	10,132,407	15,066,802	68,325,653
Outflows, including Distributions (b)	(2,180,183)	(3,135,750)	(9,744,077)	(4,616,966)	(19,676,976)
Realizations (c)	(8,019,202)	(8,193,322)	(416,583)	(5,976,564)	(22,605,671)

Net Inflows (Outflows)	4,030,779	17,567,208	(28,253)	4,473,272	26,043,006
Market Appreciation (d)(f)	653,918	92,053	1,350,367	2,806,956	4,903,294

Balance, End of Period	$72,030,054	$69,110,457	$66,987,553	$68,964,608	$277,092,672

Increase	$4,684,697	$17,659,261	$1,322,114	$7,280,228	$30,946,300
Increase	7%	34%	2%	12%	13%
Annualized Base Management Fee Rate (e)	1.09%	0.93%	0.78%	0.78%	0.90%

	Year Ended December 31,
	2018					2017
	Real Estate	Private Equity	Hedge Fund Solutions	Credit	Total	Real Estate	Private Equity	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$115,340,363	$105,560,576	$75,090,834	$138,136,470	$434,128,243	$101,963,652	$100,189,994	$71,119,718	$93,280,101	$366,553,465
Inflows, including Commitments (a)	31,478,431	26,639,963	13,278,327	29,578,890	100,975,611	23,844,270	12,631,106	12,106,471	59,373,876	107,955,723
Outflows, including Distributions (b)	(2,162,958)	(1,617,585)	(10,780,055)	(28,057,658)	(42,618,256)	(1,399,741)	(1,230,409)	(10,661,542)	(6,165,216)	(19,456,908)
Realizations (c)	(14,675,095)	(10,396,611)	(471,931)	(8,516,996)	(34,060,633)	(24,527,951)	(15,760,727)	(2,409,985)	(12,487,834)	(55,186,497)

Net Inflows (Outflows)	14,640,378	14,625,767	2,026,341	(6,995,764)	24,296,722	(2,083,422)	(4,360,030)	(965,056)	40,720,826	33,312,318
Market Appreciation (Depreciation) (d)(g)	6,266,488	10,478,943	697,341	(3,625,420)	13,817,352	15,460,133	9,730,612	4,936,172	4,135,543	34,262,460

Balance, End of Period	$136,247,229	$130,665,286	$77,814,516	$127,515,286	$472,242,317	$115,340,363	$105,560,576	$75,090,834	$138,136,470	$434,128,243

Increase (Decrease)	$20,906,866	$25,104,710	$2,723,682	$(10,621,184)	$38,114,074	$13,376,711	$5,370,582	$3,971,116	$44,856,369	$67,574,778
Increase (Decrease)	18%	24%	4%	-8%	9%	13%	5%	6%	48%	18%

	Year Ended December 31,
	2016
	Real Estate	Private Equity	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$93,917,824	$94,280,074	$69,105,425	$79,081,252	$336,384,575
Inflows, including Commitments (a)	19,047,473	16,845,959	10,782,839	22,984,504	69,660,775
Outflows, including Distributions (b)	(500,727)	(1,526,205)	(9,871,709)	(6,408,231)	(18,306,872)
Realizations (c)	(17,926,238)	(14,221,866)	(436,973)	(6,798,762)	(39,383,839)

Net Inflows	620,508	1,097,888	474,157	9,777,511	11,970,064
Market Appreciation (d)(g)	7,425,320	4,812,032	1,540,136	4,421,338	18,198,826

Balance, End of Period	$101,963,652	$100,189,994	$71,119,718	$93,280,101	$366,553,465

Increase	$8,045,828	$5,909,920	$2,014,293	$14,198,849	$30,168,890
Increase	9%	6%	3%	18%	9%

(a)

Inflows represent contributions in our hedge funds and closed ended mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side commitments) and CLOs, increases in the capital we manage pursuant to separately managed account programs, allocations from multi-asset products to other strategies and acquisitions.

(b)

Outflows represent redemptions in our hedge funds and closed ended mutual funds, client withdrawals from our separately managed account programs and decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side commitments).

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

(f)

For the year ended December 31, 2018, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $(904.2) million, $(626.6) million and $(1.5) billion for the Real Estate, Credit and Total segments, respectively. For the year ended December 31, 2017, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $1.4 billion, $1.3 million, $1.4 billion and $2.8 billion for the Real Estate, Private Equity, Credit and Total segments, respectively. For the year ended December 31, 2016, such impact was $(463.8) million, $1.0 million, $(335.8) million and $(798.5) million for the Real Estate, Private Equity, Credit and Total segments, respectively.

(g)

For the year ended December 31, 2018, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(2.1) billion, $(354.1) million, $(821.9) million and $(3.3) billion for the Real Estate, Private Equity, Credit and Total segments, respectively. For the year ended December 31, 2017, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $3.1 billion, $1.1 billion, $1.8 billion and $5.9 billion for the Real Estate, Private Equity, Credit and Total segments, respectively. For the year ended December 31, 2016, such impact was $(1.4) billion, $86.5 million, $(490.4) million and $(1.8) billion for the Real Estate, Private Equity, Credit and Total segments, respectively.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $342.5 billion at December 31, 2018, an increase of $7.2 billion, compared to $335.3 billion at December 31, 2017. The net increase was due to:

•	Inflows of $71.0 billion related to:

•

$24.6 billion in our Credit segment driven by $12.2 billion from certain long only and MLP strategies, $7.7 billion of capital raised from new CLO launches and CLO refinancings, $4.0 billion from BIS, $3.3 billion from our distressed strategies, $2.4 billion from our mezzanine funds and $1.5 billion from our new direct lending platform, partially offset by $6.5 billion of allocations from insurance multi-asset products to other strategies,

•

$18.0 billion in our Real Estate segment driven by $7.4 billion from BREDS, $3.0 billion from BREIT, $2.8 billion from BPP U.S. and co-investment, $2.2 billion from BPP Europe and co-investment and $2.0 billion from BREP funds and co-investment,

•

$16.1 billion in our Private Equity segment driven by $6.1 billion from Tactical Opportunities, $5.4 billion from BIP, $1.4 billion as a result of the Clarus Acquisition, $1.1 billion from Strategic Partners, $862.5 million from corporate private equity, $742.5 million from core private equity and $503.1 million from multi-asset products, and

•	$12.4 billion in our Hedge Fund Solutions segment driven by $5.4 billion in customized solutions, $5.3 billion in individual investor and specialized solutions and $1.6 billion in commingled products.

Offsetting these increases were:

•	Outflows of $41.8 billion primarily attributable to:

•	$27.6 billion in our Credit segment driven by the conclusion of our sub-advisory relationship with FS Investments. The remaining outflows were mainly related to certain long only and MLP strategies,

•

$10.3 billion in our Hedge Fund Solutions segment driven by $4.1 billion from customized solutions, $3.3 billion from individual investor and specialized solutions and $2.9 billion from commingled products,

•

$2.0 billion in our Real Estate segment primarily driven by $798.9 million of redemptions from the BREDS liquids funds and $787.0 million uninvested capital at the close of a BPP separately managed account’s investment period, and

•

$1.9 billion in our Private Equity segment driven by $856.3 million from Tactical Opportunities, $606.0 million from multi-asset products, $298.3 million from Strategic Partners and $127.7 million from corporate private equity.

•	Realizations of $20.6 billion primarily driven by:

•	$8.8 billion in our Real Estate segment driven by $3.9 billion from BREP funds and co-investment, $3.2 billion from BREDS and $1.7 billion from core+ real estate funds,

•

$6.7 billion in our Credit segment driven by $2.8 billion from distressed strategies, $1.9 billion of capital returned to investors from CLOs that are post their re-investment periods and $1.2 billion from mezzanine funds, and

•	$4.7 billion in our Private Equity segment driven by $1.7 billion from Strategic Partners, $1.5 billion from Tactical Opportunities and $1.5 billion from corporate private equity.

•	Market depreciation of $1.4 billion due to:

•

$4.6 billion depreciation in our Credit segment driven by $4.0 billion of depreciation from market activity ($1.8 billion from certain long only and MLP strategies, $1.4 billion from BIS, $414.9 million from CLOs and $315.2 million from distressed strategies), and foreign exchange depreciation of $626.6 million mainly related to CLOs, certain long only and MLP strategies and mezzanine funds,

•

Partially offset by $2.1 billion appreciation in our Real Estate segment primarily driven by $2.0 billion of appreciation from core+ real estate funds ($2.7 billion from market appreciation offset by $629.7 million from foreign exchange depreciation), and

•	$720.5 million appreciation in our Hedge Fund Solutions segment driven by returns from BAAM’s Principal Solutions Composite of 2.0% gross (1.2% net).

Hedge Fund Solutions had net inflows of $1.2 billion from January 1 through February 1, 2019.

Fee-Earning Assets Under Management were $335.3 billion at December 31, 2017, an increase of $58.3 billion, compared to $277.1 billion at December 31, 2016. The net increase was due to:

•	Inflows of $97.2 billion related to:

•

$55.1 billion in our Credit segment driven by $22.4 billion from BIS, $11.2 billion from the acquisition of Harvest, $5.8 billion of capital raised from new CLO launches, $5.8 billion of inflows from mezzanine funds, $4.3 billion of inflows from long only and MLP strategies, $3.3 billion of inflows from distressed strategies and $2.3 billion of inflows from business development companies (“BDCs”),

•

$23.6 billion in our Real Estate segment driven by $5.9 billion from the Logicor asset management mandate, $5.8 billion from the second Asian opportunistic fund, $5.2 billion from BREDS, $1.7 billion from BREIT and $3.2 billion from other core+ real estate funds,

•

$10.3 billion in our Hedge Fund Solutions segment driven by $4.6 billion from customized solutions, $4.0 billion from individual investor and specialized solutions and $1.7 billion from commingled products, and

•

$8.3 billion in our Private Equity segment driven by $3.0 billion from Tactical Opportunities, $2.0 billion from Strategic Partners, $1.7 billion from corporate private equity and $1.3 billion from core private equity.

•	Market appreciation of $10.1 billion due to:

•	$4.6 billion in our Hedge Fund Solutions segment driven by solid returns from BAAM’s Principal Solutions Composite of 8.3% gross (7.3% net),

•	$3.0 billion in our Real Estate segment driven by $1.4 billion of foreign exchange appreciation as well as appreciation of $1.3 billion from core+ real estate funds, and

•

$2.0 billion in our Credit segment driven by $697.9 million of appreciation from long only and MLP strategies ($427.3 million from market appreciation and $270.6 million from foreign exchange appreciation), $387.9 million of appreciation from CLOs and $382.5 million of market appreciation from BDCs.

Offsetting these increases were:

•	Realizations of $31.0 billion primarily driven by:

•	$11.9 billion in our Real Estate segment driven by $6.8 billion from BREP funds, $3.4 billion from BREDS, $816.4 million from BREP co-investment and $801.7 million from core+ real estate funds,

•

$10.4 billion in our Credit segment driven by $4.4 billion of capital returned to investors from CLOs that are post their re-investment periods, $3.0 billion of realizations from distressed strategies, $1.6 billion of realizations from mezzanine funds and $983.0 million in dividends from BDCs,

•	$6.6 billion in our Private Equity segment driven by $3.1 billion from corporate private equity, $2.4 billion from Strategic Partners and $1.1 billion from Tactical Opportunities, and

•	$2.2 billion in our Hedge Fund Solutions segment driven by $2.1 billion from individual investor and specialized solutions.

•	Outflows of $18.1 billion primarily attributable to:

•

$9.8 billion in our Hedge Fund Solutions segment driven by $4.0 billion from individual investor and specialized solutions, $3.2 billion from customized solutions and $2.6 billion from commingled products,

•	$4.4 billion in our Credit segment driven by $2.1 billion from long only and MLP strategies, $1.1 billion from BDCs and $689.4 million from distressed strategies,

•	$2.8 billion in our Real Estate segment driven by $2.1 billion of uninvested reserves at the close of BREP Asia’s investment period, and

•	$1.2 billion in our Private Equity segment driven by reductions of $467.4 million from Strategic Partners and $452.5 million from corporate private equity assets that no longer earn fees.

Total Assets Under Management

Total Assets Under Management were $472.2 billion at December 31, 2018, an increase of $38.1 billion, compared to $434.1 billion at December 31, 2017. The net increase was due to:

•	Inflows of $101.0 billion related to:

•

$31.5 billion in our Real Estate segment driven by $15.4 billion from the first closing of BREP’s ninth global opportunistic fund, $5.3 billion from BREDS, $3.0 billion from BREIT, $2.7 billion from BPP U.S. and co-investment, $1.6 billion from BPP Europe and co-investment and $1.4 billion from BREP Asia II,

•

$29.6 billion in our Credit segment driven by $12.8 billion from certain long only and MLP strategies, $7.8 billion of capital raised from CLO launches and CLO refinancings, $6.1 billion from distressed strategies, $4.4 billion from our new direct lending platform, $4.0 billion from BIS and $788.8 million from mezzanine funds, partially offset by $6.5 billion of allocations from insurance multi-asset products to other strategies,

•

$26.6 billion in our Private Equity segment driven by $7.0 billion from Tactical Opportunities, $5.7 billion from corporate private equity, $5.7 billion from BIP, $5.3 billion from Strategic Partners, $2.1 billion as a result of the Clarus Acquisition and $800.1 million from multi-asset products, and

•	$13.3 billion in our Hedge Fund Solutions segment driven by $6.0 billion in customized solutions, $5.5 billion in individual investor and specialized solutions and $1.7 billion in commingled products.

•	Market appreciation of $13.8 billion due to:

•

$10.5 billion appreciation in our Private Equity segment driven by carrying value increase in corporate private equity, Strategic Partners and Tactical Opportunities of 19.1%, 18.6% and 12.2%, respectively, which included $354.1 million of foreign exchange depreciation across the segment,

•

$6.3 billion appreciation in our Real Estate segment driven by carrying value increases in our opportunistic and core+ real estate funds of 9.8% and 10.7%, respectively, which includes $2.1 billion of foreign exchange depreciation across the segment, and

•

Partially offset by $3.6 billion depreciation in our Credit segment driven by $2.8 billion of depreciation from market activity ($1.7 billion from certain long only and MLP strategies, $1.4 billion from BIS, and $262.3 million from distressed strategies, partially offset by $754.4 million of market appreciation in mezzanine funds), and foreign exchange depreciation of $821.9 million mainly related to CLOs, certain long only and MLP strategies and mezzanine funds.

Total Assets Under Management market appreciation (depreciation) in our Private Equity and Real Estate segments generally represents the change in fair value of the investments held and typically exceeds the Fee-Earning Assets Under Management market appreciation (depreciation).

Offsetting these increases were:

•	Outflows of $42.6 billion primarily attributable to:

•

$28.1 billion in our Credit segment driven by the conclusion of our sub-advisory relationship with FS Investments. The remaining outflows were primarily related to certain long only and MLP strategies,

•

$10.8 billion in our Hedge Fund Solutions segment driven by $4.1 billion from customized solutions, $3.7 billion from individual investor and specialized solutions and $3.0 billion from commingled products,

•	$2.2 billion in our Real Estate segment driven by redemptions from the BREDS liquids funds and the expiration of the BREP VI fund term, and

•	$1.6 billion in our Private Equity segment driven by $576.9 million from Tactical Opportunities, $557.4 million from Strategic Partners and $213.1 million from corporate private equity.

•	Realizations of $34.1 billion primarily driven by:

•	$14.7 billion in our Real Estate segment driven by $10.5 billion from BREP funds and co-investment, $2.2 billion from BREDS and $2.0 billion from core+ real estate funds,

•

$10.4 billion in our Private Equity segment driven by continued disposition activity across the segment, mainly related to $5.8 billion from corporate private equity, $2.4 billion from Strategic Partners and $2.1 billion from Tactical Opportunities, and

•

$8.5 billion in our Credit segment driven by $3.7 billion from our distressed strategies, $2.0 billion from our mezzanine strategies and $1.9 billion from capital returned to investors from CLOs that are post their re-investment periods.

Total Assets Under Management realizations in our Private Equity and Real Estate segments generally represent the total proceeds and typically exceed the Fee-Earning Assets Under Management realizations which generally represent only the invested capital.

Total Assets Under Management were $434.1 billion at December 31, 2017, an increase of $67.6 billion, compared to $366.6 billion at December 31, 2016. The net increase was due to:

•	Inflows of $108.0 billion primarily related to:

•

$59.4 billion in our Credit segment driven by $22.4 billion of inflows from BIS, $11.2 billion from the acquisition of Harvest, $8.8 billion of inflows from distressed strategies, $5.8 billion of capital raised from CLO launches, $4.7 billion of inflows from long only and MLP strategies, $3.8 billion from mezzanine funds and $2.3 billion of inflows from BDCs,

•

$23.8 billion in our Real Estate segment driven by $6.0 billion from the Logicor asset management mandate, $5.9 billion from the second Asian opportunistic fund, $4.3 billion from other core+ real estate funds, $3.1 billion from BREDS, $2.9 billion from recycled capital for BREP funds, $1.7 billion from BREIT,

•

$12.6 billion in our Private Equity segment driven by $5.9 billion from Tactical Opportunities, $2.4 billion from Strategic Partners, $2.2 billion from BCP co-investment and $1.9 million from corporate private equity, and

•

$12.1 billion in our Hedge Fund Solutions driven by capital raised of $5.1 billion from individual investor and specialized solutions, $5.0 billion from customized solutions and $1.9 billion from commingled products.

•	Market appreciation of $34.3 billion due to:

•

$15.5 billion in our Real Estate segment driven by carrying value increases of 19.4% and 12.0%, respectively, in opportunistic and core+ real estate funds, which includes $3.1 billion of foreign exchange appreciation,

•

$9.7 billion in our Private Equity segment driven by carrying value increases in corporate private equity, Strategic Partners and Tactical Opportunities of 17.6%, 22.5% and 14.5%, respectively, which includes $1.1 billion of foreign exchange appreciation,

•	$4.9 billion in our Hedge Fund Solutions segment due to the reasons noted above in Fee-Earning Assets Under Management, and

•

$4.1 billion in our Credit segment driven by $1.1 billion of appreciation from mezzanine funds ($709.5 million from market appreciation and $429.7 million from foreign exchange appreciation), $954.5 million appreciation from distressed strategies ($866.4 million from market appreciation and $88.1 million from foreign exchange appreciation), $787.7 million of appreciation from long only and MLP strategies ($437.9 million from market appreciation and $349.8 million from foreign exchange appreciation) and $648.8 million of appreciation from CLOs.

Offsetting these increases were:

•	Realizations of $55.2 billion driven by:

•	$24.5 billion in our Real Estate segment driven by $19.6 billion from BREP funds, $2.1 billion from BREP co-investment, $1.8 million from BREDS and $934.6 million from core+ real estate funds,

•

$15.8 billion in our Private Equity segment driven by continued disposition activity across the segment, mainly $9.2 billion from corporate private equity, $2.8 billion from Strategic Partners and $2.7 billion from Tactical Opportunities,

•

$12.5 billion in our Credit segment driven by $4.7 billion of capital returned to investors from CLOs that are post their re-investment periods, $4.0 billion of realizations from distressed strategies, $2.3 billion of realizations from mezzanine funds and $983.0 million in dividends from BDCs, and

•	$2.4 billion in our Hedge Fund Solutions segment driven by $2.2 billion of realizations from individual investor and specialized solutions.

•	Outflows of $19.5 billion primarily attributable to:

•

$10.7 billion in our Hedge Fund Solutions segment driven by outflows of $4.7 billion from individual investor and specialized solutions, $3.3 billion from customized solutions and $2.7 billion from commingled products,

•	$6.2 billion in our Credit segment driven by $2.2 billion from long only and MLP strategies, $1.8 billion from distressed strategies and $1.1 billion from BDCs, and

•	$1.4 billion in our Real Estate segment driven by an $803.6 million release of reserves in BREDS II and $394.3 million of redemptions from BREDS liquid funds.

Limited Partner Capital Invested

The following presents our Limited Partner Capital Invested for each of the years ended December 31:

Note:    Totals may not add due to rounding.

	Year Ended December 31,
	2016	2017	2018
	(Dollars in Thousands)
Limited Partner Capital Invested
Real Estate	$10,969,746	$19,586,515	$18,374,432
Private Equity	7,443,607	16,923,385	14,181,675
Hedge Fund Solutions (a)	753,548	901,230	1,470,718
Credit	3,254,849	8,805,283	6,900,422

	$22,421,750	$46,216,413	$40,927,247

(a)

Limited Partner Capital Invested for the Hedge Fund Solutions segment has been updated for an adjustment applicable to each of the three month periods ended September 30, 2016, December 31, 2016 and March 31, 2017.

Dry Powder

The following presents our Dry Powder as of December 31 of each year:

Note:    Totals may not add due to rounding.

(a)

Represents illiquid drawdown funds, a component of perpetual capital and fee-paying co-investments; includes fee-paying third party capital as well as general partner and employee capital that does not earn fees. Amounts are reduced by outstanding capital commitments, for which capital has not yet been invested.

	December 31,
	2016	2017	2018
	(Dollars in Thousands)
Dry Powder Available for Investment
Real Estate	$32,134,990	$32,251,005	$40,627,676
Private Equity	43,618,496	36,302,497	44,431,881
Hedge Fund Solutions	4,309,901	3,943,358	3,275,768
Credit	21,279,670	22,285,149	24,542,243

	$101,343,057	$94,782,009	$112,877,568

Net Accrued Performance Revenues

The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of December 31, 2018 and 2017. Net Accrued Performance Revenues presented do not include clawback amounts, if any, which are disclosed in Note 18. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial

Statements and Supplementary Data” of this filing. The Net Accrued Performance Revenues as of each reporting date were principally unrealized; if realized, such amount can be a significant component of Distributable Earnings.

	December 31,
	2018	2017
	(Dollars in Millions)
Real Estate
BREP IV	$3	$9
BREP V	55	203
BREP VI	89	190
BREP VII	484	587
BREP VIII	429	255
BREP Europe III	—	67
BREP Europe IV	200	207
BREP Europe V	110	25
BREP Asia I	114	102
BPP	215	134
BREIT	23	10
BREDS	17	35
BTAS	36	16

Total Real Estate (a)	1,775	1,840

Private Equity
BCP IV	72	87
BCP V	—	73
BCP VI	746	668
BCP VII	225	16
BEP I	103	95
BEP II	73	5
Tactical Opportunities	155	104
Strategic Partners	94	66
BCEP	19	—
BTAS	41	13
Other	1	3

Total Private Equity (a)	1,529	1,130

Hedge Fund Solutions	24	89

Credit	195	289

Total Blackstone Net Accrued Performance Revenues	$3,523	$3,348

(a)	Real Estate and Private Equity include Co-Investments, as applicable.

Net Accrued Performance Revenues receivable was increased by net Performance Revenues of $1.4 billion for the year ended December 31, 2018 and decreased by net realized distributions of $1.3 billion for the year ended December 31, 2018.

Performance Revenue Eligible Assets Under Management

The following presents our Invested Performance Revenue Eligible Assets Under Management as of December 31 of each year:

Note:    Totals may not add due to rounding.

Perpetual Capital

The following presents our Perpetual Capital as of December 31 of each year:

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

The following table presents the investment record of our significant drawdown funds from inception through December 31, 2018:

			Unrealized Investments			Realized Investments		Total Investments		Net IRRs (c)
Fund (Investment Period Beginning Date / Ending Date)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Real Estate
Pre-BREP	$140,714	$—	$—	N/A	—	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	—	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	N/A	—	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	212,309	0.3x	21%	4,290,218	2.2x	4,502,527	1.6x	33%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	542,613	1.4x	31%	12,697,555	2.4x	13,240,168	2.3x	12%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,444	—	1,215,191	1.6x	2%	26,334,443	2.6x	27,549,634	2.5x	14%	13%
BREP VII (Aug 2011 / Apr 2015)	13,495,496	2,001,683	10,154,856	1.6x	18%	18,332,067	2.1x	28,486,923	1.9x	27%	16%
BREP VIII (Apr 2015 / Oct 2020)	16,457,804	5,762,268	14,427,542	1.4x	1%	4,740,239	1.5x	19,167,781	1.4x	27%	16%
BREP IX (TBD)	15,445,659	15,445,659	—	N/A	—	—	N/A	—	N/A	N/A	N/A

Total Global BREP	$67,439,984	$23,209,610	$26,552,511	1.4x	—	$73,929,440	2.3x	$100,481,951	2.0x	19%	16%

BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€—	N/A	—	€1,366,553	2.1x	€1,366,553	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008) (d)	1,629,748	—	106,396	1.1x	—	2,347,656	1.8x	2,454,052	1.8x	8%	8%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,167	464,566	660,005	0.9x	—	5,494,293	2.5x	6,154,298	2.1x	21%	15%
BREP Europe IV (Sep 2013 / Dec 2016)	6,709,145	1,340,701	4,358,327	1.6x	12%	7,147,829	2.0x	11,506,156	1.8x	25%	17%
BREP Europe V (Dec 2016 / Jun 2022)	7,877,201	3,224,734	5,662,031	1.3x	—	77,038	2.4x	5,739,069	1.3x	N/M	18%

Total Euro BREP	€20,245,433	€5,030,001	€10,786,759	1.3x	5%	€16,433,369	2.1x	€27,220,128	1.7x	16%	14%

BREP Asia I (Jun 2013 / Dec 2017)	$5,096,359	$1,729,439	$4,128,651	1.4x	—	$2,989,011	1.8x	$7,117,662	1.5x	21%	15%
BREP Asia II (Dec 2017 / Jun 2023)	7,126,830	6,415,884	880,798	1.0x	—	—	N/A	880,798	1.0x	N/M	N/M
BREP Co-Investment (e)	7,055,644	172,062	2,124,456	1.6x	41%	11,834,696	2.1x	13,959,152	2.0x	16%	15%

Total BREP	$111,511,210	$37,294,898	$46,355,732	1.4x	8%	$109,719,753	2.2x	$156,075,485	1.9x	18%	15%

BPP (f)	$26,569,578	$2,964,457	$28,054,480	1.2x	—	$3,602,356	2.6x	$31,656,836	1.2x	N/M	11%
BREDS	$13,228,639	$3,582,239	$3,739,330	1.1x	—	$10,333,439	1.3x	$14,072,769	1.2x	11%	10%

Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	N/A	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	N/A	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	17,244	1.4x	—	2,953,649	1.4x	2,970,893	1.4x	7%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	205,984	610,391	0.7x	33%	20,861,706	3.1x	21,472,097	2.8x	41%	36%
BCP V (Dec 2005 / Jan 2011)	21,022,215	1,048,362	1,748,350	0.9x	33%	36,298,422	2.0x	38,046,772	1.9x	9%	8%
BCP VI (Jan 2011 / May 2016)	15,191,118	1,756,975	14,645,713	1.7x	31%	11,915,798	2.1x	26,561,511	1.9x	21%	13%
BEP I (Aug 2011 / Feb 2015)	2,435,285	224,784	2,364,512	1.5x	41%	1,954,527	2.3x	4,319,039	1.8x	26%	13%
BEP II (Feb 2015 / Feb 2021)	4,929,718	1,203,693	4,215,603	1.4x	—	210,362	2.0x	4,425,965	1.4x	40%	15%
BCP VII (May 2016 / May 2022)	18,590,630	8,252,225	10,446,740	1.4x	—	434,736	1.3x	10,881,476	1.4x	21%	21%
BCP Asia (Dec 2017 / Dec 2023)	2,369,469	2,040,455	165,694	1.5x	—	—	N/A	165,694	1.5x	N/A	N/M
BEP III (TBD)	3,515,891	3,515,891	—	N/A	—	—	N/A	—	N/A	N/A	N/A

Total Corporate Private Equity	$83,152,441	$18,272,944	$34,214,247	1.4x	18%	$88,812,445	2.2x	$123,026,692	1.9x	17%	15%

Tactical Opportunities	22,053,992	10,234,751	9,559,311	1.3x	9%	6,342,454	1.7x	15,901,765	1.4x	21%	11%
Tactical Opportunities Co-Investment and Other	5,426,066	1,603,582	3,853,442	1.2x	1%	1,310,719	1.6x	5,164,161	1.3x	28%	14%

Total Tactical Opportunities	$27,480,058	$11,838,333	$13,412,753	1.2x	7%	$7,653,173	1.7x	$21,065,926	1.4x	22%	11%

Strategic Partners I-V and Co-Investment (g)	11,913,121	1,800,737	1,742,846	N/M	—	15,970,061	N/M	17,712,907	1.5x	N/A	13%
Strategic Partners VI LBO, RE and SMA (g)	7,402,171	1,943,044	3,016,474	N/M	—	3,407,157	N/M	6,423,631	1.5x	N/A	19%
Strategic Partners VII (g)	8,221,982	3,227,165	5,948,522	N/M	—	730,088	N/M	6,678,610	1.3x	N/A	37%
Strategic Partners RA II (g)	1,898,154	1,036,103	451,971	N/M	—	36,438	N/M	488,409	1.2x	N/A	17%
Strategic Partners VIII	3,422,804	3,422,804	—	N/A	—	—	N/A	—	N/A	N/A	N/A

Total Strategic Partners	$32,858,232	$11,429,853	$11,159,813	N/M	—	$20,143,744	N/M	$31,303,557	1.5x	N/A	14%

continued ....

			Unrealized Investments			Realized Investments		Total Investments		Net IRRs (c)
Fund (Investment Period Beginning Date / Ending Date)	Committed Capital	Available Capital (a)	Value	MOIC (b)	% Public	Value	MOIC (b)	Value	MOIC (b)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
BCEP (Jan 2017 / Jan 2021) (h)	$4,755,613	$2,601,681	$2,505,183	1.2x	—	$—	N/A	$2,505,183	1.2x	N/A	10%
BIP (TBD)	5,686,000	5,686,000	—	N/A	—	—	N/A	—	N/A	N/A	N/A
Other Funds and Co-Investment (i)	1,557,393	325,028	96,990	1.0x	17%	635,564	0.9x	732,554	1.0x	N/M	N/M

Hedge Fund Solutions
BSCH (Dec 2013 / Jun 2020) (j)	$3,298,575	$2,083,559	$1,308,188	1.1x	—	$312,539	N/A	$1,620,727	1.3x	N/A	8%
BSCH Co-Investment	276,000	98,070	195,414	1.1x	—	28,573	N/A	223,987	1.3x	N/A	9%

Total Hedge Fund Solutions	$3,574,575	$2,181,629	$1,503,602	1.1x	—	$341,112	N/A	$1,844,714	1.3x	N/A	9%

Credit (k)
Mezzanine I (Jul 2007 / Oct 2011)	$2,000,000	$97,114	$25,716	1.3x	—	$4,772,118	1.6x	$4,797,834	1.6x	N/A	17%
Mezzanine II (Nov 2011 / Nov 2016)	4,120,000	1,146,274	2,034,118	1.0x	—	4,526,585	1.6x	6,560,703	1.3x	N/A	12%
Mezzanine III (Sep 2016 / Sep 2021)	6,639,133	2,589,498	3,573,397	1.1x	—	1,003,295	1.6x	4,576,692	1.1x	N/A	11%
Stressed / Distressed Investing I (Sep 2009 / May 2013)	3,253,143	135,000	228,105	0.4x	—	5,732,348	1.6x	5,960,453	1.4x	N/A	11%
Stressed / Distressed Investing II (Jun 2013 / Jun 2018)	5,125,000	570,214	2,119,618	0.9x	—	3,597,716	1.4x	5,717,334	1.2x	N/A	8%
Stressed / Distressed Investing III (Dec 2017 / Dec 2022)	7,356,380	6,007,292	1,356,095	1.0x	—	302,613	1.3x	1,658,708	1.1x	N/A	N/A
Energy Select Opportunities (Nov 2015 / Nov 2018)	2,856,867	943,281	1,968,152	1.1x	—	544,630	1.7x	2,512,782	1.2x	N/A	13%
Euro
European Senior Debt Fund (Feb 2015 / Feb 2019)	€1,964,689	€1,503,470	€2,045,708	1.0x	—	€842,857	1.6x	€2,888,565	1.1x	N/A	9%

Total Credit	$33,616,933	$13,207,440	$13,643,752	1.0x	—	$21,445,271	1.5x	$35,089,023	1.3x	N/A	12%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
(a)

Available Capital represents total investable capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital and may include leverage, less invested capital. This amount is not reduced by outstanding commitments to investments.

(b)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Performance Revenues, divided by invested capital.
(c)

Net Internal Rate of Return (“IRR”) represents the annualized inception to December 31, 2018 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues.

(d)

The 8% Realized Net IRR and 8% Total Net IRR exclude investors that opted out of the Hilton investment opportunity. Overall BREP International II performance reflects a 7% Realized Net IRR and a 6% Total Net IRR.

(e)

BREP Co-Investment represents co-investment capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues.

(f)	BPP represents the core+ real estate funds which invest with a more modest risk profile and lower leverage. Excludes BREIT.
(g)	Realizations are treated as return of capital until fully recovered and therefore unrealized and realized MOICs are not meaningful.
(h)	BCEP, or Blackstone Core Equity Partners, is a core private equity fund which invests with a more modest risk profile and longer hold period.
(i)	Returns for Other Funds and Co-Investment are not meaningful as these funds have limited transaction activity.
(j)	BSCH, or Blackstone Strategic Capital Holdings, is focused on acquiring strategic minority positions in alternative asset managers.
(k)	Funds presented represent the flagship credit drawdown funds only. The Total Credit Net IRR is the combined IRR of the eight credit drawdown funds presented.

Segment Analysis

Discussed below is our Segment Distributable Earnings for each of our segments. This information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources. References to “our” sectors or investments may also refer to portfolio companies and investments of the underlying funds that we manage.

Real Estate

The following table presents the results of operations for our Real Estate segment:

	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$	%	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$985,399	$872,191	$795,161	$113,208	13%	$77,030	10%
Transaction and Other Fees, Net	152,513	82,781	95,324	69,732	84%	(12,543)	-13%
Management Fee Offsets	(11,442)	(15,934)	(7,322)	4,492	-28%	(8,612)	118%

Total Management Fees, Net	1,126,470	939,038	883,163	187,432	20%	55,875	6%
Fee Related Performance Revenues	124,502	79,500	18,178	45,002	57%	61,322	337%
Fee Related Compensation	(459,430)	(437,311)	(379,331)	(22,119)	5%	(57,980)	15%
Other Operating Expenses	(146,260)	(136,042)	(137,581)	(10,218)	8%	1,539	-1%

Fee Related Earnings	645,282	445,185	384,429	200,097	45%	60,756	16%

Realized Performance Revenues	914,984	2,141,374	1,214,931	(1,226,390)	-57%	926,443	76%
Realized Performance Compensation	(284,319)	(751,526)	(335,147)	467,207	-62%	(416,379)	124%
Realized Principal Investment Income	92,525	255,903	122,712	(163,378)	-64%	133,191	109%

Net Realizations	723,190	1,645,751	1,002,496	(922,561)	-56%	643,255	64%

Segment Distributable Earnings	$1,368,472	$2,090,936	$1,386,925	$(722,464)	-35%	$704,011	51%

N/M	Not meaningful.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Segment Distributable Earnings was $1.4 billion for the year ended December 31, 2018, a decrease of $722.5 million compared to $2.1 billion for the year ended December 31, 2017. The decrease in Distributable Earnings was primarily attributable to a decrease of $922.6 million in Net Realizations, partially offset by an increase of $200.1 million in Fee Related Earnings.

Segment Distributable Earnings in our Real Estate segment in 2018 were lower compared to 2017, primarily driven by lower realizations in 2018 compared to 2017, which was a record year for realizations in our Real Estate segment. Growing macroeconomic and geopolitical concerns, such as concerns over U.S. Federal Reserve policy, Brexit, the “trade war” with China and the rate of global growth, contributed to volatility in the fourth quarter of 2018. Although our Real Estate funds had $14.7 billion of realizations in 2018, ongoing volatility could contribute to a more challenging environment for realizations going forward. Overall, operating trends in our Real Estate portfolio remain stable and supply-demand fundamentals remain positive in most markets, although decelerating growth in certain sectors, including retail, may contribute to a more challenging environment for our portfolio companies. Capital deployment in opportunistic investments in the United States continues to be challenging, as distress levels are low and asset values are relatively high. Nonetheless, our Real Estate funds deployed or committed an aggregate of $21.3 billion of capital in 2018, with approximately 50% of such aggregate capital invested or committed outside of North America. In the event global markets enter a period of slower growth relative to recent years, periods of difficult market conditions or economic slowdown (which may be across industries, sectors or geographies) may contribute to adverse operating performance at our portfolio companies. In turn, this may limit attractive realization opportunities for our funds. To the extent interest rates continue to rise in 2019, the cost of debt financing for our real estate businesses and assets will likely increase. Rising interest rates, as well as a stronger U.S. dollar and higher inflation, would also potentially negatively impact Segment Distributable Earnings in our Real Estate segment, particularly if occurring against a backdrop of slowing economic growth. Segment Distributable Earnings in our Real Estate segment would also potentially be negatively impacted if pressure on wages and other inputs increasingly pressure profit margins. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds, making it more difficult to find opportunities for our funds to exit and realize value from existing investments and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.”

Fee Related Earnings

Fee Related Earnings was $645.3 million for the year ended December 31, 2018, an increase of $200.1 million, compared to $445.2 million for the year ended December 31, 2017. The increase in Fee Related Earnings was primarily attributable to increases of $187.4 million in Management Fees, Net and $45.0 million in Fee Related Performance Revenues, partially offset by an increase of $22.1 million in Fee Related Compensation.

Management Fees, Net were $1.1 billion for the year ended December 31, 2018, an increase of $187.4 million compared to $939.0 million for the year ended December 31, 2017, primarily driven by an increase in Base Management Fees. Base Management Fees were $985.4 million for the year ended December 31, 2018, an increase of $113.2 million compared to $872.2 million for the year ended December 31, 2017, primarily due to Assets Under Management growth in our core+ real estate funds. Transaction and Other Fees, Net were $152.5 million for the year ended December 31, 2018, an increase of $69.7 million compared to $82.8 million for the year ended December 31, 2017, primarily due to $27.1 million of BREP breakup fees related to two transactions as well as increased fees from investment activity in our BREP global funds.

Fee Related Performance Revenues were $124.5 million for the year ended December 31, 2018, an increase of $45.0 million, compared to $79.5 million for the year ended December 31, 2017. The increase was due to crystallizations in BREIT and BPP U.S., and an increase in BXMT earnings.

Fee Related Compensation was $459.4 million for the year ended December 31, 2018, an increase of $22.1 million, compared to $437.3 million for the year ended December 31, 2017. The increase was primarily due to the increase in Management and Advisory Fees, Net and Fee Related Performance Revenues, on which a portion of Fee Related Compensation is based.

Net Realizations

Net Realizations were $723.2 million for the year ended December 31, 2018, a decrease of $922.6 million, compared to $1.6 billion for the year ended December 31, 2017. The decrease in Net Realizations was primarily attributable to decreases of $1.2 billion in Realized Performance Revenues and $163.4 million in Realized Principal Investment Income, partially offset by a decrease of $467.2 million in Realized Performance Compensation.

Realized Performance Revenues were $915.0 million for the year ended December 31, 2018, a decrease of $1.2 billion, compared to $2.1 billion for the year ended December 31, 2017. The decrease was due to record realization activity in the year ended December 31, 2017.

Realized Principal Investment Income was $92.5 million for the year ended December 31, 2018, a decrease of $163.4 million, compared to $255.9 million for the year ended December 31, 2017. The decrease was primarily due to lower Realized Principal Investment Income for BREP VI.

Realized Performance Compensation was $284.3 million for the year ended December 31, 2018, a decrease of $467.2 million, compared to $751.5 million for the year ended December 31, 2017. The decrease was due to the decrease in Realized Performance Revenues.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Segment Distributable Earnings were $2.1 billion for the year ended December 31, 2017, an increase of $704.0 million compared to $1.4 billion for the year ended December 31, 2016. The increase in Distributable Earnings was primarily attributable to increases of $60.8 million in Fee Related Earnings and $643.3 million in Net Realizations.

Fee Related Earnings

Fee Related Earnings was $445.2 million for the year ended December 31, 2017, an increase of $60.8 million, compared to $384.4 million for the year ended December 31, 2016. The increase in Fee Related Earnings was primarily attributable to increases of $61.3 million in Fee Related Performance Revenues and $55.9 million in Management Fees, Net, partially offset by an increase of $58.0 million in Fee Related Compensation.

Fee Related Performance Revenues were $79.5 million for the year ended December 31, 2017, an increase of $61.3 million, compared to $18.2 million for the year ended December 31, 2016. The increase was due to crystallizations in BPP U.S. and BREIT.

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

Fee Related Compensation was $437.3 million for the year ended December 31, 2017, an increase of $58.0 million, compared to $379.3 million for the year ended December 31, 2016. The increase was primarily due to the increase in Fee Related Performance Revenues and Management Fees, Net, on which a portion of Fee Related Compensation is based.

Net Realizations

Net Realizations were $1.6 billion for the year ended December 31, 2017, an increase of $643.3 million compared to $1.0 billion for the year ended December 31, 2016. The increase in Net Realizations was primarily attributable to increases of $926.4 million in Realized Performance Revenues and $133.2 million in Realized Principal Investment Income, partially offset by an increase of $416.4 million in Realized Performance Compensation.

Realized Performance Revenues were $2.1 billion for the year ended December 31, 2017, an increase of $926.4 million compared to $1.2 billion for the year ended December 31, 2016. The increase was driven by record realization activity.

Realized Principal Investment Income was $255.9 million for the year ended December 31, 2017, an increase of $133.2 million, compared to $122.7 million for the year ended December 31, 2016. The increase was due to higher Realized Principal Investment Income for BREP VI.

Realized Performance Compensation was $751.5 million for the year ended December 31, 2017, an increase of $416.4 million compared to $335.1 million for the year ended December 31, 2016. The increase was due to the increase in Realized Performance Revenues.

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

The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	Year Ended December 31,						December 31, 2018 Inception to Date
	2018		2017		2016		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP IV	-14%	-12%	3%	3%	-12%	-10%	56%	33%	22%	12%
BREP V	-6%	-5%	11%	10%	7%	7%	15%	12%	14%	11%
BREP VI	7%	5%	28%	23%	21%	17%	18%	14%	17%	13%
BREP VII	3%	2%	22%	17%	7%	4%	37%	27%	23%	16%
BREP VIII	20%	14%	24%	16%	29%	19%	39%	27%	25%	16%
BREP International II (b)(c)	34%	29%	23%	21%	23%	23%	10%	8%	9%	8%
BREP Europe III (b)	-18%	-15%	25%	20%	-4%	-4%	30%	21%	23%	15%
BREP Europe IV (b)	20%	14%	33%	26%	14%	10%	34%	25%	24%	17%
BREP Europe V (b)	25%	17%	N/M	N/M	N/A	N/A	N/M	N/M	29%	18%
BREP Asia I	10%	7%	27%	19%	30%	21%	30%	21%	22%	15%
BREP Asia II	N/M	N/M	N/A	N/A	N/A	N/A	N/M	N/M	N/M	N/M
BREP Co-Investment (d)	-1%	—	24%	22%	16%	14%	18%	16%	17%	15%
BPP (e)	11%	10%	13%	10%	11%	10%	N/M	N/M	13%	11%
BREDS Drawdown	8%	5%	15%	11%	14%	10%	15%	11%	15%	10%
BREDS Liquid (f)	6%	4%	11%	8%	2%	—	N/A	N/A	11%	8%
BXMT (g)	N/A	7%	N/A	16%	N/A	23%	N/A	N/A	N/A	12%
BREIT (g)	N/A	8%	N/A	10%	N/A	N/A	N/A	N/A	N/A	9%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.
(b)	Euro-based internal rates of return.
(c)

The 8% Realized Net IRR and 8% Total Net IRR exclude investors that opted out of the Hilton investment opportunity. Overall BREP International II Performance reflects an 7% Realized Net IRR and a 6% Total Net IRR.

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

(g)

Reflects annualized return of a shareholder invested in the REIT as of the beginning of each period presented, assuming reinvestment of all dividends received during the period, and no upfront selling commission for BREIT, net of all fees and expenses incurred by the REIT. For BXMT, return incorporates the closing NYSE stock price as of each period end, and for BREIT, return incorporates the final Class S NAV/share as of each period end. Inception to date returns are from May 22, 2013 and January 1, 2017 for BXMT and BREIT, respectively.

As of December 31, 2018, the investment period for BREP International II had expired and the fund was not above its carried interest threshold. BREP International II Investors that opted out of the Hilton investment opportunity are not expected to exceed the carried interest threshold in future periods. However, since gains are not earned pro-rata, it is possible that certain BREP International II investors who participated in the Hilton investment opportunity will exceed the carried interest threshold in future periods.

The Real Estate segment has three funds in their investment period, which were above their respective carried interest thresholds as of December 31, 2018: BREP VIII, BREP Europe V and BREDS III.

Private Equity

The following table presents the results of operations for our Private Equity segment:

	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$	%	$	%
	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees	$785,223	$724,818	$555,593	$60,405	8%	$169,225	30%
Transaction, Advisory and Other Fees, Net	58,165	57,624	39,283	541	1%	18,341	47%
Management Fee Offsets	(13,504)	(18,007)	(34,810)	4,503	-25%	16,803	-48%

Total Management and Advisory Fees, Net	829,884	764,435	560,066	65,449	9%	204,369	36%
Fee Related Compensation	(375,446)	(347,562)	(298,149)	(27,884)	8%	(49,413)	17%
Other Operating Expenses	(133,096)	(120,997)	(130,685)	(12,099)	10%	9,688	-7%

Fee Related Earnings	321,342	295,876	131,232	25,466	9%	164,644	125%

Realized Performance Revenues	757,406	1,157,188	245,268	(399,782)	-35%	911,920	372%
Realized Performance Compensation	(318,167)	(404,544)	(110,882)	86,377	-21%	(293,662)	265%
Realized Principal Investment Income	109,731	154,837	73,377	(45,106)	-29%	81,460	111%

Net Realizations	548,970	907,481	207,763	(358,511)	-40%	699,718	337%

Segment Distributable Earnings	$870,312	$1,203,357	$338,995	$(333,045)	-28%	$864,362	255%

N/M	Not meaningful.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Segment Distributable Earnings was $870.3 million for the year ended December 31, 2018, a decrease of $333.0 million compared to $1.2 billion for the year ended December 31, 2017. The decrease in Distributable Earnings was primarily attributable to a decrease of $358.5 million in Net Realizations, partially offset by an increase of $25.5 million in Fee Related Earnings.

Segment Distributable Earnings in our Private Equity segment in 2018 were lower compared to 2017, primarily driven by lower Realized Performance Revenues for BCP V, which had a number of large realizations in the comparable 2017 period. Growing macroeconomic and geopolitical concerns, such as concerns over U.S. Federal Reserve policy, Brexit, the “trade war” with China and the rate of global growth, contributed to volatility in the fourth quarter of 2018. Although realizations of $10.4 billion in 2018 reflected solid realization activity across corporate private equity, Tactical Opportunities and Strategic Partners, ongoing volatility could contribute to a more challenging environment for realizations going forward. The market environment continues to be generally characterized by high prices, and this can make deployment of capital more difficult. Nonetheless, we deployed or committed an aggregate of $19.3 billion of capital across the segment in 2018. Decelerating growth in certain sectors may contribute to a more challenging environment for our portfolio companies. In the event global markets enter a period of slower growth relative to recent years, periods of difficult market conditions or economic slowdown (which may be across industries, sectors or geographies) may contribute to adverse operating performance at our portfolio companies. In turn, this may limit attractive realization opportunities for our funds. To the extent interest rates continue to rise in 2019, the cost of debt financing for us and our portfolio companies will likely increase. Rising interest rates, as well as a stronger U.S. dollar and higher inflation, would also potentially negatively impact Segment Distributable Earnings in our Private Equity segment, particularly if occurring against a backdrop of slowing economic growth. Segment Distributable Earnings in the Private Equity segment would also potentially be negatively impacted if pressure on wages and other inputs and higher tariffs increasingly pressure profit margins. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds, making it more difficult to find opportunities for our funds to exit and realize value from existing investments and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.”

Fee Related Earnings

Fee Related Earnings was $321.3 million for the year ended December 31, 2018, an increase of $25.5 million, compared to $295.9 million for the year ended December 31, 2017. The increase in Fee Related Earnings was primarily attributable to an increase of $65.4 million in Management and Advisory Fees, Net, partially offset by an increase of $27.9 million in Fee Related Compensation.

Management and Advisory Fees, Net were $829.9 million for the year ended December 31, 2018, an increase of $65.4 million compared to $764.4 million for the year ended December 31, 2017, primarily driven by an increase in Base Management Fees. Base Management Fees were $785.2 million for the year ended December 31, 2018, an increase of $60.4 million compared to $724.8 million for the year ended December 31, 2017, primarily due to the launch of BCP Asia and the third vintage of Tactical Opportunities.

Fee Related Compensation was $375.4 million for the year ended December 31, 2018, an increase of $27.9 million, compared to $347.6 million for the year ended December 31, 2017. The increase was primarily due to the increase in Management and Advisory Fees, Net, on which a portion of Fee Related Compensation is based, as well as investment in our infrastructure initiative.

Net Realizations

Net Realizations were $549.0 million for the year ended December 31, 2018, a decrease of $358.5 million, compared to $907.5 million for the year ended December 31, 2017. The decrease in Net Realizations was primarily attributable to decreases of $399.8 million in Realized Performance Revenues and $45.1 million in Realized Principal Investment Income, partially offset by a decrease of $86.4 million in Realized Performance Compensation.

Realized Performance Revenues were $757.4 million for the year ended December 31, 2018, a decrease of $399.8 million, compared to $1.2 billion for the year ended December 31, 2017. The decrease was primarily due to lower Realized Performance Revenues for BCP V.

Realized Principal Investment Income was $109.7 million for the year ended December 31, 2018, a decrease of $45.1 million, compared to $154.8 million for the year ended December 31, 2017. The decrease was primarily due to lower Realized Principal Investment income for BCP V.

Realized Performance Compensation was $318.2 million for the year ended December 31, 2018, a decrease of $86.4 million, compared to $404.5 million for the year ended December 31, 2017. The decrease was due to the decrease in Realized Performance Revenues.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Segment Distributable Earnings was $1.2 billion for the year ended December 31, 2017, an increase of $864.4 million compared to $339.0 million for the year ended December 31, 2016. The increase in Distributable Earnings was primarily attributable to increases of $164.6 million in Fee Related Earnings and $699.7 million in Net Realizations.

Fee Related Earnings

Fee Related Earnings was $295.9 million for the year ended December 31, 2017, an increase of $164.6 million compared to $131.2 million for the year ended December 31, 2016. The increase in Fee Related Earnings was primarily attributable to an increase of $204.4 million in Management and Advisory Fees, Net, partially offset by an increase of $49.4 million in Fee Related Compensation.

Management and Advisory Fees, Net were $764.4 million for the year ended December 31, 2017, an increase of $204.4 million compared to $560.1 million for the year ended December 31, 2016, driven primarily by an increase in Base Management Fees. Base Management Fees were $724.8 million for the year ended December 31, 2017, an increase of $169.2 million compared to $555.6 million for the year ended December 31, 2016, primarily due to higher management fees, as a result of the conclusion of a six-month fee holiday for BCP VII in the fourth quarter of 2016.

The Annualized Base Management Fee Rate increased from 0.93% at December 31, 2016 to 1.07% at December 31, 2017. The increase was principally due to the conclusion of a six-month fee holiday for BCP VII, which commenced its investment period in the second quarter of 2016.

Fee Related Compensation was $347.6 million for the year ended December 31, 2017, an increase of $49.4 million, compared to $298.1 million for the year ended December 31, 2016. The increase was primarily due to the increase in Management and Advisory Fees, Net, on which a portion of Fee Related Compensation is based.

Net Realizations

Net Realizations were $907.5 million for the year ended December 31, 2017, an increase of $699.7 million compared to $207.8 million for the year ended December 31, 2016. The increase in Net Realizations was primarily attributable to an increase of $911.9 million in Realized Performance Revenues, partially offset by an increase of $293.7 million in Realized Performance Compensation.

Realized Performance Revenues were $1.2 billion for the year ended December 31, 2017, an increase of $911.9 million compared to $245.3 million for the year ended December 31, 2016. The increase was primarily due to higher Realized Performance Revenues for BCP V and BCP VI.

Realized Performance Compensation was $404.5 million for the year ended December 31, 2017, an increase of $293.7 million compared to $110.9 million for the year ended December 31, 2016. The increase was due to the increase in Realized Performance Revenues.

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

The following table presents the internal rates of return of our significant private equity funds:

	Year Ended December 31,						December 31, 2018 Inception to Date
	2018		2017		2016		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	6%	5%	1%	1%	22%	19%	55%	41%	50%	36%
BCP V	-6%	-5%	12%	9%	9%	7%	11%	9%	10%	8%
BCP VI	17%	14%	27%	22%	12%	9%	27%	21%	18%	13%
BCP VII	43%	28%	29%	12%	N/M	N/M	65%	21%	38%	21%
BEP I	18%	15%	16%	13%	9%	7%	32%	26%	17%	13%
BEP II	32%	20%	15%	6%	93%	51%	66%	40%	28%	15%
BCOM	3%	2%	-3%	-4%	18%	16%	13%	7%	13%	6%
Tactical Opportunities	13%	9%	16%	13%	12%	9%	26%	21%	15%	11%
Tactical Opportunities Co-Investment and Other	13%	11%	28%	21%	8%	5%	28%	28%	17%	14%
Strategic Partners I-Vand Co-Investment (b)	9%	6%	12%	11%	-5%	-5%	N/A	N/A	16%	13%
Strategic Partners VI LBO, RE and SMA (b)	16%	13%	17%	13%	6%	4%	N/A	N/A	24%	19%
Strategic Partners VII (b)	32%	27%	103%	82%	N/M	N/M	N/A	N/A	47%	37%
Strategic Partners RA II (b)	31%	20%	N/M	N/M	N/A	N/A	N/A	N/A	26%	17%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.
(b)	Realizations are treated as return of capital until fully recovered and therefore inception to date realized returns are not applicable.

The corporate private equity funds within the Private Equity segment have five funds with closed investment periods: BCP IV, BCP V, BCP VI, BCOM and BEP I. As of December 31, 2018, BCP IV was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes based on the timings of fund closings, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner is subject to equalization such that (a) the general partner accrues carried interest when the respective carried interest for either fund class is positive and (b) the general partner realizes carried interest so long as clawback obligations, if any, for either of the respective fund classes are fully satisfied. During the quarter, BCP V is currently below its carried interest threshold, while BCP V-AC is above its carried interest threshold. BCP VI is currently above its carried interest threshold. BCOM is currently above its carried interest threshold. We are entitled to retain previously realized carried interest up to 20% of BCOM’s net gains. As a result, Performance Revenues are recognized from BCOM on current period gains and losses. BEP I is currently above its carried interest threshold.

Hedge Fund Solutions

The following table presents the results of operations for our Hedge Fund Solutions segment:

	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$	%	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$519,782	$516,048	$521,736	$3,734	1%	$(5,688)	-1%
Transaction and Other Fees, Net	3,180	2,980	1,061	200	7%	1,919	181%
Management Fee Offsets	(93)	(93)	—	—	—	(93)	N/M

Total Management Fees, Net	522,869	518,935	522,797	3,934	1%	(3,862)	-1%
Fee Related Compensation	(162,172)	(146,924)	(153,645)	(15,248)	10%	6,721	-4%
Other Operating Expenses	(77,772)	(68,265)	(75,870)	(9,507)	14%	7,605	-10%

Fee Related Earnings	282,925	303,746	293,282	(20,821)	-7%	10,464	4%

Realized Performance Revenues	42,419	154,343	42,177	(111,924)	-73%	112,166	266%
Realized Performance Compensation	(21,792)	(40,707)	(15,029)	18,915	-46%	(25,678)	171%
Realized Principal Investment Income (Loss)	17,039	9,074	(7,224)	7,965	88%	16,298	N/M

Net Realizations	37,666	122,710	19,924	(85,044)	-69%	102,786	516%

Segment Distributable Earnings	$320,591	$426,456	$313,206	$(105,865)	-25%	$113,250	36%

N/M	Not meaningful.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Segment Distributable Earnings was $320.6 million for the year ended December 31, 2018, a decrease of $105.9 million compared to $426.5 million for the year ended December 31, 2017. The decrease in Distributable Earnings was primarily attributable to decreases of $20.8 million in Fee Related Earnings and $85.0 million in Net Realizations.

Segment Distributable Earnings in our Hedge Fund Solutions segment in 2018 were lower compared to 2017 driven primarily by lower Realized Performance Revenues as a result of lower returns in a number of strategies, including equities and credit. Segment Distributable Earnings in the Hedge Fund Solutions segment would likely be negatively impacted in the event of a significant or sustained decline in global, regional or sector asset prices, deterioration of global market conditions, or withdrawal of assets by investors as a result of liquidity needs, performance or other reasons. In addition, Segment Distributable Earnings in our Hedge Fund Solutions segment may be negatively impacted by a prolonged weak equity market environment, which may be caused by concerns over macroeconomic and geopolitical factors such as a rise in interest rate and concerns over Brexit, the “trade war” with China and the rate of global growth. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds, making it more difficult to find opportunities for our funds to exit and realize value from existing investments and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “— Hedge fund investments are subject to numerous additional risks.” The segment operates multiple business lines, manages strategies that are both long and short asset classes and generates a majority of its revenue through management fees, which we believe may provide a level of downside protection to Hedge Fund Solutions Segment Distributable Earnings. Over time we anticipate an increasing change in the mix of our product offerings to products whose performance based fees represent a more significant proportion of the fees than has historically been the case for such products.

Fee Related Earnings

Fee Related Earnings was $282.9 million for the year ended December 31, 2018, a decrease of $20.8 million, compared to $303.7 million for the year ended December 31, 2017. The decrease in Fee Related Earnings was primarily attributable to increases of $15.2 million in Fee Related Compensation and $9.5 million in Other Operating Expenses.

Fee Related Compensation was $162.2 million for the year ended December 31, 2018, an increase of $15.2 million, compared to $146.9 million for the year ended December 31, 2017. The increase was primarily due to a lower deferral on Compensation.

Other Operating Expenses were $77.8 million for the year ended December 31, 2018, an increase of $9.5 million, compared to $68.3 million for the year ended December 31, 2017. The increase was primarily due to an increase in professional fees, including legal expenses.

Net Realizations

Net Realizations were $37.7 million for the year ended December 31, 2018, a decrease of $85.0 million, compared to $122.7 million for the year ended December 31, 2017. The decrease in Net Realizations was primarily attributable to a decrease of $111.9 million in Realized Performance Revenues, partially offset by a decrease of $18.9 million in Realized Performance Compensation.

Realized Performance Revenues were $42.4 million for the year ended December 31, 2018, a decrease of $111.9 million, compared to $154.3 million for the year ended December 31, 2017. The decrease was primarily driven by lower returns across a number of strategies, including customized solutions, commingled products, individual investor and specialized solutions, compared to the year ended December 31, 2017.

Realized Performance Compensation was $21.8 million for the year ended December 31, 2018, a decrease of $18.9 million, compared to $40.7 million for the year ended December 31, 2017. The decrease was due to the decrease in Realized Performance Revenues.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Segment Distributable Earnings was $426.5 million for the year ended December 31, 2017, an increase of $113.3 million compared to $313.2 million for the year ended December 31, 2016. The increase in Distributable Earnings was primarily attributable to an increase of $102.8 million in Net Realizations, while Fee Related Earnings stayed relatively flat.

Net Realizations

Net Realizations were $122.7 million for the year ended December 31, 2017, an increase of $102.8 million compared to $19.9 million for the year ended December 31, 2016. The increase in Net Realizations was primarily attributable to increases of $112.2 million in Realized Performance Revenues and $16.3 million in Realized Principal Investment Income, partially offset by an increase of $25.7 million in Realized Performance Compensation.

Realized Performance Revenues were $154.3 million for the year ended December 31, 2017, an increase of $112.2 million compared to $42.2 million for the year ended December 31, 2016. The increase in Realized Performance Revenues in our Hedge Fund Solutions segment was primarily driven by higher returns in our BPS Composite, 8.3% gross (7.3% net) for the year ended December 31, 2017 compared to 3.5% gross (2.7% net) for the year ended December 31, 2016.

Realized Principal Investment Income was $9.1 million for the year ended December 31, 2017, an increase of $16.3 million, compared to $(7.2) million for the year ended December 31, 2016. The increase was primarily driven by the year over year net appreciation of investments of which Blackstone owns a share.

Realized Performance Compensation was $40.7 million for the year ended December 31, 2017, an increase of $25.7 million compared to $15.0 million for the year ended December 31, 2016. The increase was due to the increase in Realized Performance Revenues.

Operating Metrics

The following table presents information regarding our Incentive Fee-Earning Assets Under Management:

	Fee-Earning Assets Under Management Eligible for Incentive Fees			Estimated % Above High Water Mark/Benchmark (a)
	December 31,			December 31,
	2018	2017	2016	2018	2017	2016
	(Dollars in Thousands)
Hedge Fund Solutions Managed Funds (b)	$42,393,275	$41,238,330	$36,664,203	46%	91%	78%

(a)

Estimated % Above High Water Mark/Benchmark represents the percentage of Fee-Earning Assets Under Management Eligible for Incentive Fees that as of the dates presented would earn incentive fees when the applicable Hedge Fund Solutions managed fund has positive investment performance relative to a benchmark, where applicable. Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark or clear a benchmark return, thereby resulting in an increase in Estimated % Above High Water Mark/Benchmark.

(b)

For the Hedge Fund Solutions managed funds, at December 31, 2018, the incremental appreciation needed for the 54% of Fee-Earning Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $856.7 million, an increase of $457.2 million, compared to $399.6 million at December 31, 2017. Of the Fee-Earning Assets Under Management below their respective High Water Marks/ Benchmarks as of December 31, 2018, 91% were within 5% of reaching their respective High Water Mark.

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

The following table presents the return information of the BAAM Principal Solutions Composite:

	Average Annual Returns (a)
	Periods Ended December 31, 2018
	One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Principal Solutions Composite (b)	2%	1%	5%	4%	5%	4%	7%	6%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)

BAAM’s Principal Solutions (“BPS”) Composite covers the period from January 2000 to present, although BAAM’s inception date is September 1990. The BPS Composite includes only BAAM-managed commingled and customized multi-manager funds and accounts. None of the other platforms/strategies managed through the Blackstone Hedge Fund Solutions Group are included in the composite (except for investments by BPS funds/

accounts directly into those platforms/strategies). BAAM-managed funds in liquidation and non-fee-paying assets (in the case of net returns) are excluded from the composite. The historical return is from January 1, 2000.

Credit

The following table presents the results of operations for our Credit segment:

	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$	%	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$553,921	$567,334	$525,289	$(13,413)	-2%	$42,045	8%
Transaction and Other Fees, Net	15,640	13,431	9,190	2,209	16%	4,241	46%
Management Fee Offsets	(12,332)	(32,382)	(37,512)	20,050	-62%	5,130	-14%

Total Management Fees, Net	557,229	548,383	496,967	8,846	2%	51,416	10%
Fee Related Performance Revenues	(666)	89,945	83,252	(90,611)	N/M	6,693	8%
Fee Related Compensation	(219,098)	(253,842)	(223,313)	34,744	-14%	(30,529)	14%
Other Operating Expenses	(131,200)	(99,562)	(87,700)	(31,638)	32%	(11,862)	14%

Fee Related Earnings	206,265	284,924	269,206	(78,659)	-28%	15,718	6%

Realized Performance Revenues	96,962	194,902	43,210	(97,940)	-50%	151,692	351%
Realized Performance Compensation	(53,863)	(100,834)	(22,199)	46,971	-47%	(78,635)	354%
Realized Principal Investment Income	16,763	16,380	11,004	383	2%	5,376	49%

Net Realizations	59,862	110,448	32,015	(50,586)	-46%	78,433	245%

Segment Distributable Earnings	$266,127	$395,372	$301,221	$(129,245)	-33%	$94,151	31%

N/M	Not meaningful.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Segment Distributable Earnings was $266.1 million for the year ended December 31, 2018, a decrease of $129.2 million compared to $395.4 million for the year ended December 31, 2017. The decrease in Distributable Earnings was primarily attributable to decreases of $78.7 million in Fee Related Earnings and $50.6 million in Net Realizations.

Segment Distributable Earnings in our Credit segment in 2018 were lower compared to 2017, primarily driven by lower Fee Related Earnings a as a result of the conclusion of our investment sub-advisory relationship with FS Investments in April 2018. Lower Segment Distributable Earnings were also driven by lower Net Realizations in 2018 compared to 2017 as a result of a mezzanine fund crossing its carried interest threshold in 2017, which resulted in higher Realized Performance Revenues in such prior period. In 2018, the investment pace across our Credit segment remained active, with $7.6 billion of capital deployed. To the extent interest rates continue to rise in 2019, and such rise occurs concurrently with a period of economic weakness or slowdown in growth, capital deployment in our Credit segment may be challenged. In addition, interest rate increases could adversely affect Segment Distributable Earnings in our Credit segment, although we believe our current portfolio is somewhat insulated because much of our debt portfolio is floating rate, short duration and/or held to maturity. Our Segment Distributable Earnings in our Credit segment may also be negatively impacted by our failure to accurately assess and react to risk, such as, for example, a sustained period of depressed energy and commodity prices or weakened market fundamentals, which may lead to, among other things, ratings downgrades. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds, making it more difficult to find opportunities for our funds to exit and realize value from existing investments and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.”

Fee Related Earnings

Fee Related Earnings was $206.3 million for the year ended December 31, 2018, a decrease of $78.7 million, compared to $284.9 million for the year ended December 31, 2017. The decrease in Fee Related Earnings was primarily attributable to a decrease of $90.6 million in Fee Related Performance Revenues and an increase of $31.6 million in Other Operating Expenses, partially offset by a decrease of $34.7 million in Fee Related Compensation.

Fee Related Performance Revenues were $(0.7) million for the year ended December 31, 2018, a decrease of $90.6 million, compared to $89.9 million for the year ended December 31, 2017. The decrease was due to the conclusion of our sub-advisory relationship with FS Investments (see “— Notable Transactions”).

Other Operating Expenses were $131.2 million for the year ended December 31, 2018, an increase of $31.6 million, compared to $99.6 million for the year ended December 31, 2017. The increase was primarily due to the growth in our new business initiatives, including our BIS, as well as a full year of Harvest-related expenses following its acquisition in the fourth quarter of 2017.

Fee Related Compensation was $219.1 million for the year ended December 31, 2018, a decrease of $34.7 million, compared to $253.8 million for the year ended December 31, 2017. The decrease was primarily due to the decrease in Fee Related Performance Revenues, on which a portion of Fee Related Compensation is based.

Net Realizations

Net Realizations were $59.9 million for the year ended December 31, 2018, a decrease of $50.6 million, compared to $110.4 million for the year ended December 31, 2017. The decrease in Net Realizations was primarily attributable to a decrease of $97.9 million in Realized Performance Revenues, partially offset by a decrease of $47.0 million in Realized Performance Compensation.

Realized Performance Revenues were $97.0 million for the year ended December 31, 2018, a decrease of $97.9 million, compared to $194.9 million for the year ended December 31, 2017. The decrease was primarily attributable to a mezzanine fund crossing its carry threshold during the year ended December 31, 2017, resulting in higher Realized Performance Revenues compared to the year ended December 31, 2018.

Realized Performance Compensation was $53.9 million for the year ended December 31, 2018, a decrease of $47.0 million, compared to $100.8 million for the year ended December 31, 2017. The decrease was due to the decrease in Realized Performance Revenues.

Year Ended December 31, 2017 Compared to December 31, 2016

Segment Distributable Earnings was $395.4 million for the year ended December 31, 2017, an increase of $94.2 million compared to $301.2 million for the year ended December 31, 2016. The increase in Distributable Earnings was primarily attributable to increases of $15.7 million in Fee Related Earnings and $78.4 million in Net Realizations.

Fee Related Earnings

Fee Related Earnings was $284.9 million for the year ended December 31, 2017, an increase of $15.7 million, compared to $269.2 million for the year ended December 31, 2016. The increase in Fee Related Earnings was primarily attributable to an increase of $51.4 million in Management Fees, Net, partially offset by increases of $30.5 million in Fee Related Compensation and $11.9 million in Other Operating Expenses.

Management Fees, Net were $548.4 million for the year ended December 31, 2017, an increase of $51.4 million compared to $497.0 million for the year ended December 31, 2016. The increase was primarily attributable to our performing credit and energy portfolios, as well as Harvest.

The Annualized Base Management Fee Rate decreased from 0.78% at December 31, 2016 to 0.56% at December 31, 2017. The decrease was principally due to the inclusion of our insurance solutions initiative and the related fee holiday in the fourth quarter of 2017.

Fee Related Compensation was $253.8 million for the year ended December 31, 2017, an increase of $30.5 million, compared to $223.3 million for the year ended December 31, 2016. The increase was primarily due to the increase in Management Fees, Net, on which a portion of Fee Related Compensation is based.

Other Operating Expenses were $99.6 million for the year ended December 31, 2017, an increase of $11.9 million compared to $87.7 million for the year ended December 31, 2016. The increase was driven by increases in professional fees, fundraising costs and certain one-time expenses.

Net Realizations

Net Realizations were $110.4 million for the year ended December 31, 2017, an increase of $78.4 million compared to $32.0 million for the year ended December 31, 2016. The increase in Net Realizations was primarily attributable to an increase of $151.7 million in Realized Performance Revenues, partially offset by an increase of $78.6 million in Realized Performance Compensation.

Realized Performance Revenues were $194.9 million for the year ended December 31, 2017, an increase of $151.7 million compared to $43.2 million for the year ended December 31, 2016. The increase was primarily attributable to a mezzanine fund crossing its carry threshold during the year ended December 31, 2017, resulting in higher Realized Performance Revenues compared to the year ended December 31, 2016.

Realized Performance Compensation was $100.8 million for the year ended December 31, 2017, an increase of $78.6 million compared to $22.2 million for the year ended December 31, 2016. The increase was due to the increase in Realized Performance Revenues.

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

The following table presents combined internal rates of return of the segment’s performing credit and distressed strategies funds:

	Year Ended December 31,						Inception to December 31, 2018
	2018		2017		2016		Total
Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Performing Credit Strategies (b)	9%	6%	11%	6%	23%	17%	14%	8%
Distressed Strategies (c)	-3%	-3%	8%	5%	18%	13%	10%	6%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Allocations, net of tax advances.
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

As of December 31, 2018, there was $15.4 billion of Performance Revenue eligible assets under management invested in Credit strategies that were above the hurdle necessary to generate Incentive Fees or Performance Allocations. This represented 34% of the total Performance Revenue eligible assets at fair value across all Credit strategies.

Non-GAAP Financial Measures

These non-GAAP financial measures are presented without the consolidation of any Blackstone Funds that are consolidated into the Consolidated Financial Statements. Consequently, all non-GAAP financial measures exclude the assets, liabilities and operating results related to the Blackstone Funds. See “— Key Financial Measures and Indicators” for our definitions of Distributable Earnings, Segment Distributable Earnings, Fee Related Earnings and Adjusted EBITDA.

Effective July 1, 2018, Fee Related Earnings has been redefined to include Fee Related Performance Revenues and Fee Related Performance Compensation. There was no change to Distributable Earnings. All prior periods have been recast to reflect this definition.

Effective as of and for the three months ended December 31, 2018, Blackstone senior management determined that Segment Distributable Earnings, and not Economic Income, is the measure that it uses to assess the performance of its business segments. Segment Distributable Earnings is used by management to make operating decisions, allocate resources and determine the compensation of employees across all of its business segments. All prior periods have been recast to reflect these updates.

The following table is a reconciliation of Net Income Attributable to The Blackstone Group L.P. to Distributable Earnings, Total Segment Distributable Earnings, Fee Related Earnings and Adjusted EBITDA for the years ended December 31, 2018, 2017 and 2016:

(a)

This adjustment removes Transaction-Related Charges, which are excluded from Blackstone’s segment presentation. Transaction-Related Charges arise from corporate actions including acquisitions, divestitures, and Blackstone’s initial public offering. They consist primarily of equity-based compensation charges, gains and losses on contingent consideration arrangements, changes in the balance of the tax receivable agreement resulting from a change in tax law or similar event, transaction costs and any gains or losses associated with these corporate actions.

(b)

This adjustment removes the amortization of transaction-related intangibles, which are excluded from Blackstone’s segment presentation. This amount includes amortization of intangibles associated with Blackstone’s investment in Pátria, which is accounted for under the equity method.

(c)

This adjustment reverses the effect of consolidating Blackstone Funds, which are excluded from Blackstone’s segment presentation. This adjustment includes the elimination of Blackstone’s interest in these funds, the increase to revenue representing the reimbursement of certain expenses by Blackstone Funds, which are presented gross under GAAP but netted against Other Operating Expenses in the segment presentation, and the removal of amounts associated with the ownership of Blackstone consolidated operating partnerships held by non-controlling interests.

(d)

This adjustment removes Unrealized Performance Revenues on a segment basis. The Segment Adjustment represents the add back of performance revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation.

	Year Ended December 31,
	2018	2017	2016
GAAP Unrealized Performance Allocations	$561,373	$(105,473)	$530,114
Segment Adjustment	(210)	41	6

Unrealized Performance Revenues	$561,163	$(105,432)	$530,120

(e)	This adjustment removes Unrealized Performance Allocations Compensation.
(f)

This adjustment removes Unrealized Principal Investment Income (Loss) on a segment basis. The Segment Adjustment represents (1) the add back of Principal Investment Income, including general partner income, earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of amounts associated with the ownership of Blackstone consolidated operating partnerships held by non-controlling interests.

	Year Ended December 31,
	2018	2017	2016
GAAP Unrealized Principal Investment Income	$49,917	$42,605	$77,314
Segment Adjustment	(115,768)	(173,811)	(56,893)

Unrealized Principal Investment Income (Loss)	$(65,851)	$(131,206)	$20,421

(g)

This adjustment removes Other Revenues on a segment basis. The Segment Adjustment represents (1) the add back of Other Revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of certain Transaction-Related Charges. For the year ended December 31, 2018, Transaction-Related Charges included $580.9 million of Other Revenues received upon the conclusion of Blackstone’s investment sub-advisory relationship with FS Investments’ funds.

	Year Ended December 31,
	2018	2017	2016
GAAP Other Revenue	$672,317	$(133,229)	$54,753
Segment Adjustment	(582,849)	(6,822)	(41)

Other Revenue	$89,468	$(140,051)	$54,712

(h)	This adjustment removes Equity-Based Compensation on a segment basis.
(i)

Taxes represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes and adjusted to exclude the tax impact of any divestitures. Related Payables represent tax-related payables including the amount payable under the Tax Receivable Agreement.

	Year Ended December 31,
	2018	2017	2016
Taxes	$90,022	$101,531	$92,263
Related Payables	63,843	88,457	74,886

Taxes and Related Payables	$153,865	$189,988	$167,149

(j)

This adjustment removes Interest and Dividend Revenue less Interest Expense on a segment basis. The Segment Adjustment represents (1) the add back of Other Revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of interest expense associated with the Tax Receivable Agreement.

	Year Ended December 31,
	2018	2017	2016
GAAP Interest and Dividend Revenue	$171,947	$139,696	$95,724
Segment Adjustment	9,816	3,224	675

Interest and Dividend Revenue	181,763	142,920	96,399

GAAP Interest Expense	163,990	197,486	152,654
Segment Adjustment	(4,152)	(4,648)	(4,632)

Interest Expense	159,838	192,838	148,022

Net Interest Income (Loss)	$21,925	$(49,918)	$(51,623)

(k)	This adjustment removes the total segment amounts of Realized Performance Revenues.
(l)	This adjustment removes the total segment amounts of Realized Performance Compensation.
(m)	This adjustment removes the total segment amount of Realized Principal Investment Income.
(n)	This adjustment adds back Interest Expense on a segment basis.

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

Total assets were $28.9 billion as of December 31, 2018, a net decrease of $5.5 billion from December 31, 2017. The decrease was principally due to a decrease of $6.3 billion in total assets attributable to consolidated Blackstone funds. The decrease in total assets attributable to consolidated Blackstone funds was primarily due to a decrease of $8.9 billion from the deconsolidation of CLOs and other fund entities, partially offset by an increase of $2.7 billion from the launch of new consolidated CLOs.

Total liabilities were $15.2 billion as of December 31, 2018, a net decrease of $5.5 billion from December 31, 2017. The decrease was principally due to a decrease of $5.9 billion in total liabilities attributable to consolidated Blackstone funds. The decrease in total liabilities attributable to consolidated Blackstone funds was primarily due to a decrease of $8.7 billion from the deconsolidation of CLOs and other fund entities, partially offset by an increase of $2.7 billion from the launch of new consolidated CLOs.

The deconsolidation of the CLOs and fund vehicles was the result of the dilution of Blackstone’s ownership interests in these vehicles during the year ended December 31, 2018. As a result of the dilution, Blackstone determined that it was no longer the primary beneficiary of these VIEs under GAAP guidance and deconsolidated these vehicles. See Note 9. “Variable Interest Entities” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing.

Sources and Uses of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, the proceeds from our issuances of senior notes, liquid investments we hold on our balance sheet for our own use and access to our $1.6 billion committed revolving credit facility. On September 21, 2018, Blackstone amended and restated its revolving credit facility to, among other things, increase the amount of the revolving credit facility from $1.5 billion to $1.6 billion and to extend the maturity date of the revolving credit facility from August 31, 2021 to September 21, 2023. As of December 31, 2018, Blackstone had $2.2 billion in cash and cash equivalents, $2.5 billion invested in corporate treasury investment, $1.9 billion invested in Blackstone Funds and other investments, against $3.5 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.

In addition to the cash we received from our debt offerings and availability under our committed revolving credit facility, we expect to receive (a) cash generated from operating activities, (b) Performance Allocations and Incentive Fee realizations, and (c) realizations on the carry and hedge fund investments that we make. The amounts received from these three sources in particular may vary substantially from year to year and quarter to quarter depending on the frequency and size of realization events or net returns experienced by our investment funds. Our available capital could be adversely affected if there are prolonged periods of few substantial realizations from our investment funds accompanied by substantial capital calls for new investments from those investment funds. Therefore, Blackstone’s commitments to our funds are taken into consideration when managing our overall liquidity and cash position.

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes, (g) repurchase our common units and Blackstone Holdings Partnership Units pursuant to our unit repurchase program and (h) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units. Our own capital commitments to our funds, the funds we invest in and our investment strategies as of December 31, 2018 consisted of the following:

	Blackstone and General Partner		Senior Managing Directors and Certain Other Professionals (a)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Real Estate
BREP VII	$300,000	$44,053	$100,000	$14,684
BREP VIII	300,000	105,197	100,000	35,066
BREP IX	300,000	300,000	100,000	100,000
BREP Europe III	100,000	13,231	35,000	4,410
BREP Europe IV	130,000	23,842	43,333	7,947
BREP Europe V	150,000	66,991	43,333	22,330
BREP Asia I	50,000	14,809	16,667	4,936
BREP Asia II	70,707	62,439	23,569	20,813
BREDS II	50,000	6,227	16,667	2,076
BREDS III	50,000	21,942	16,667	7,314
BPP	108,320	29,484	—	—
Other (b)	64,984	10,717	—	—
Private Equity
BCP V	629,356	30,642	—	—
BCP VI	719,718	107,631	250,000	37,386
BCP VII	500,000	293,509	225,000	132,079
BEP I	50,000	4,728	—	—
BEP II	80,000	28,535	26,667	9,512
BEP III	68,939	68,939	22,980	22,980
BCEP	120,000	66,408	18,992	10,510
BCP Asia	40,000	37,961	13,333	12,654
Tactical Opportunities	402,821	252,382	116,540	84,127
Strategic Partners	416,150	221,313	58,627	27,650
BIP	112,333	112,333	—	—
Blackstone Life Sciences	10,500	9,188	—	—
Other (b)	255,307	28,377	—	—
Hedge Fund Solutions
Strategic Alliance	50,000	2,033	—	—
Strategic Alliance II	50,000	1,482	—	—
Strategic Alliance III	22,000	17,379	—	—
Strategic Holdings LP	154,610	97,476	—	—
Other (b)	4,200	2,410	—	—
Credit
Capital Opportunities Fund II LP	120,000	33,950	110,527	31,270
Capital Opportunities Fund III LP	130,783	77,334	30,431	18,304
GSO Euro Senior Debt Fund LP	63,000	19,358	57,194	17,574
GSO Capital Solutions	50,000	5,780	27,666	3,198
GSO Capital Solutions II	125,000	52,036	120,534	50,177
GSO Capital Solutions III	151,000	136,377	30,542	27,589
GSO Energy Select Opportunities Fund	80,000	41,942	74,742	39,186
GSO Energy Select Opportunities Fund II	40,165	40,165	13,388	13,388
GSO Credit Alpha Fund LP	52,102	7,465	50,285	7,205
GSO Credit Alpha Fund II LP	25,500	22,400	5,979	5,225
Other (b)	166,737	55,239	21,672	5,117
Other
Treasury	263,759	72,734	—	—

	$6,627,991	$2,646,438	$1,770,335	$774,707

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

As of December 31, 2018, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of the Partnership, had issued and outstanding the following senior notes (collectively the “Notes”):

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

During the year ended December 31, 2018, we repurchased 16.0 million Blackstone common units as part of the unit repurchase program at a total cost of $541.5 million. As of December 31, 2018, the amount remaining available for repurchases under the program was $458.5 million.

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

For Blackstone’s definition of Distributable Earnings, see “— Key Financial Measures and Indicators”.

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

The following graph shows fiscal quarterly and annual per common unitholder distributions for 2016, 2017 and 2018. Distributions are declared and paid in the quarter subsequent to the quarter in which they are earned.

With respect to fiscal year 2018, we have paid to common unitholders distributions of $0.35, $0.58, $0.64 and $0.58 per common unit in respect of the first, second, third and fourth quarters, respectively, aggregating $2.15 per common unit. The second, third and fourth quarter fiscal 2018 per common unit distributions of $0.58, $0.64 and $0.58 each include $0.10 per common unit distributed from a portion of the after-tax proceeds received in connection with the conclusion of Blackstone’s sub-advisory relationship with FS Investments, as noted below. With respect to fiscal years 2017 and 2016, we paid aggregate common unitholder distributions of $2.70 per common unit and $1.52 per common unit, respectively.

Blackstone distributed a portion of the after-tax proceeds from the conclusion of its sub-advisory relationship with FS Investments, resulting in an incremental $0.30 per common unit and per Blackstone Holdings Partnership Unit over the second, third and fourth quarters of 2018, of which $0.10 per common unit and Blackstone Holdings Partnership Unit was distributed on each of August 6, 2018, November 5, 2018 and February 19, 2019.

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

The following table presents information regarding these financial instruments in our Consolidated Statements of Financial Condition:

	Repurchase Agreements	Securities Sold, Not Yet Purchased
	(Dollars in Millions)
Balance, December 31, 2018	$222.2	$142.6
Balance, December 31, 2017	$118.8	$154.4
Year Ended December 31, 2018
Average Daily Balance	$178.4	$152.7
Maximum Daily Balance	$224.1	$174.7

Critical Accounting Policies

We prepare our Consolidated Financial Statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective. Actual results may be affected negatively based on changing circumstances. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. For a description of our accounting policies, see Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.

Principles of Consolidation

For a description of our accounting policy on consolidation, see Note 2. “Summary of Significant Accounting Policies — Consolidation” and Note 9. “Variable Interest Entities” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing for detailed information on Blackstone’s consolidation policy and its involvement with VIEs. The following discussion is intended to provide supplemental information about how the application of consolidation principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.

The determination that the Partnership holds a controlling financial interest in a Blackstone Fund significantly changes the presentation of our consolidated financial statements. In our Consolidated Statements of Financial Position included in this filing, we present 100% of the assets and liabilities of consolidated VIEs along with a non-controlling interest which represents the portion of the consolidated vehicle’s interests held by third parties. However, assets of our consolidated VIEs can only be used to settle obligations of the consolidated VIE and are not available for general use by the Partnership. Further, the liabilities of our consolidated VIEs do not have recourse to the general credit of Blackstone. In the Consolidated Statements of Operations, we eliminate any management fees, Incentive Fees, or Performance Allocations received or accrued from consolidated VIEs as they are considered intercompany transactions. We recognize 100% of the consolidated VIE’s investment income (loss) and allocate the portion of that income (loss) attributable to third party ownership to non-controlling interests in arriving at Net Income Attributable to The Blackstone Group L.P.

The assessment of whether we consolidate a Blackstone Fund we manage requires the application of significant judgment. These judgments are applied both at the time we become involved with the VIE and on an ongoing basis and include, but are not limited to:

•

Determining whether our management fees, Incentive Fees or Performance Allocations represent variable interests — We make judgments as to whether the fees we earn are commensurate with the level of effort required for those fees and at market rates. In making this judgment, we consider, among other things, the extent of third party investment in the entity and the terms of any other interests we hold in the VIE.

•

Determining whether kick-out rights are substantive — We make judgments as to whether the third party investors in a partnership entity have the ability to remove the general partner, the investment manager or its equivalent, or to dissolve (liquidate) the partnership entity, through a simple majority vote. This includes an evaluation of whether barriers to exercise these rights exist.

•

Concluding whether the Partnership has an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE — As there is no explicit threshold in GAAP to define “potentially significant,” management must apply judgment and evaluate both quantitative and qualitative factors to conclude whether this threshold is met.

Revenue Recognition

For a description of our accounting policy on revenue recognition, see Note 2. “Summary of Significant Accounting Policies — Revenue Recognition” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data.” For additional description of the nature of our revenue arrangements, including how management fees, Incentive Fees, and Performance Allocations are generated, please refer to “Part I. Item 1. Business — Incentive Arrangements / Fee Structure.” The following discussion is intended to provide supplemental information about how the application of revenue recognition principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.

Management and Advisory Fees, Net — The Partnership earns base management fees from the investors in each of its managed funds and investment vehicles, at a fixed percentage of a calculation base which is typically assets under management, net asset value, total assets, committed capital or invested capital. The range of management fee rates and the calculation base from which they are earned, generally, are as follows:

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

The investment adviser of BXMT receives annual management fees based upon 1.50% of BXMT’s net proceeds received from equity offerings and accumulated “core earnings” (which is generally equal to its GAAP net income excluding certain non-cash and other items), subject to certain adjustments. The investment adviser of BREIT receives a management fee of 1.25% per annum of net asset value, payable monthly.

Management fee calculations based on committed capital or invested capital are mechanical in nature and therefore do not require the use of significant estimates or judgments. Management fee calculations based on net asset value, total assets, or investment fair value depend on the fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used as well as economic conditions. See “— Fair Value” below for further discussion of the judgment required for determining the fair value of the underlying investments.

Investment Income (Loss) — Performance Allocations are made to the general partner based on cumulative fund performance to date, subject to a preferred return to limited partners. Blackstone has concluded that investments made alongside its limited partners in a partnership which entitle Blackstone to a Performance Allocation represent equity method investments that are not in the scope of the GAAP guidance on accounting for revenues from contracts with customers. Blackstone accounts for these arrangements under the equity method of accounting. Under the equity method Blackstone’s share of earnings (losses) from equity method investments is determined using a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, at the end of each reporting period Blackstone calculates the accrued Performance Allocations that would be due to Blackstone for each fund pursuant to the fund agreements as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. Performance Allocations are subject to clawback to the extent that the Performance Allocation received to date exceeds the amount due to Blackstone based on cumulative results.

The change in the fair value of the investments held by certain Blackstone Funds is a significant input into the accrued Performance Allocation calculation and accrual for potential repayment of previously received Performance Allocations. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds. See “— Fair Value” below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments.

Fair Value

The Partnership uses fair value throughout the reporting process. For a description of our accounting policies related to valuation, see Note 2. “Summary of Significant Accounting Policies — Fair Value of Financial Instruments” and “Summary of Significant Accounting Policies — Investments at Fair Value” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing. The following discussion is intended to provide supplemental information about how the application of fair value principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.

The fair value of the investments held by Blackstone Funds is the primary input to the calculation of certain of our management fees, Incentive Fees, Performance Allocations and the related Compensation we recognize. The Blackstone Funds are accounted for as investment companies under the American Institute of Certified Public Accountants Accounting and Auditing Guide, Investment Companies, and in accordance with the GAAP guidance on investment companies and reflect their investments, including majority-owned and controlled investments (the “Portfolio Companies”), at fair value. In the absence of observable market prices, we utilize valuation methodologies applied on a consistent basis and assumptions that we believe market participants would use to determine the fair value of the investments. For some investments where little market activity may exist management’s determination of fair value is then based on the best information available in the circumstances, may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks.

The Partnership has also elected the fair value option for certain instruments it owns directly, including loans and receivables and investments in private debt securities, the assets of consolidated CLO vehicles and other proprietary investments. The Partnership is required to measure certain financial instruments at fair value, including debt instruments, equity securities and freestanding derivatives.

Fair Value of Investments or Instruments that are Publicly Traded

Securities that are publicly traded and for which a quoted market exists will be valued at the closing price of such securities in the principal market in which the security trades, or in the absence of a principal market, in the most advantageous market on the valuation date. When a quoted price in an active market exists, no block discounts or control premiums are permitted regardless of the size of the public security held. In some cases, securities will include legal and contractual restrictions limiting their purchase and sale for a period of time, such as may be required under SEC Rule 144 or by underwriters in certain transactions. A discount to publicly traded price may be appropriate in those cases; the amount of the discount shall be determined based on the time period that must pass before the restricted security becomes unrestricted or otherwise available for sale.

Fair Value of Investments or Instruments that are not Publicly Traded

Investments for which market prices are not observable include private investments in the equity or debt of operating companies or real estate properties. Our primary methodology for determining the fair values of such investments is the income approach which provides an indication of fair value based on the present value of cash flows that a business, security, or property is expected to generate in the future. The most widely used methodology under the income approach is the discounted cash flow method which includes significant assumptions about the underlying investment’s projected net earnings or cash flows, discount rate, capitalization rate and exit multiple. Our secondary methodology, generally used to corroborate the results of the income approach, is the market approach. The most widely used methodology under the market approach relies upon valuations for comparable public companies, transactions, or assets, and includes making judgments about which companies, transactions, or assets are comparable.

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

Management Process on Fair Value

Due to the importance of fair value throughout the consolidated financial statements and the significant judgment required to be applied in arriving at those fair values, we have developed a process around valuation that incorporates several levels of approval and review from both internal and external sources. Blackstone Fund investments are valued on a quarterly basis by our internal valuation teams, which are independent from our investment teams.

For investments valued utilizing the income method, our valuation team generally has a direct line of communication with each of the Portfolio Company finance teams and collects financial data used to support projections used in a discounted cash flow analysis. The valuation team then analyzes the data received and updates the valuation models reflecting any changes in the underlying discounted cash flow projections, weighted-average cost of capital, exit multiple, and any other valuation input relevant economic conditions.

The results of all valuations of investments held by Blackstone Fund and investment vehicles are reviewed by the relevant business unit’s sub-committee, which is made up of key personnel, typically the chief investment officer, chief operating officer, chief financial officer, chief compliance officer (or their respective equivalents where applicable) and other Senior Managing Directors in the business. Following review and approval by each business unit’s sub-committee, the results are reviewed and must be approved by Blackstone’s firm-wide valuation committee chaired by Blackstone’s Chief Financial Officer and including senior heads of each of Blackstone’s businesses, as well as representatives from legal and finance. To further corroborate our results, we generally obtain a positive assurance opinion by an independent valuation party, at least annually for all investments and quarterly for certain investments. Each quarter, the valuations of Blackstone’s investments are also reviewed by the Audit Committee comprised of our non-employee directors in a meeting attended by the chairman of the valuation committee.

Off-Balance Sheet Arrangements

In the normal course of business, we engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications and potential contingent repayment obligations. We do not have any off-balance sheet arrangements that would require us to fund losses or guarantee target returns to investors in our funds.

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

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of December 31, 2018 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	2019	2020-2021	2022-2023	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$78,506	$153,105	$156,342	$273,347	$661,300
Purchase Obligations	44,014	21,259	33	—	65,306
Blackstone Issued Notes and Revolving Credit Facility (b)	—	400,000	400,000	2,732,030	3,532,030
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	133,910	256,071	211,321	1,512,226	2,113,528
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	—	—	—	6,863,285	6,863,285
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	274,573	549,146	549,146	1,749,751	3,122,616
Blackstone Funds Capital Commitments to Investee Funds (f)	94,457	—	—	—	94,457
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (g)	84,688	140,422	143,140	437,327	805,577
Unrecognized Tax Benefits, Including Interest and Penalties (h)	2,467	—	—	—	2,467
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (i)	2,646,438	—	—	—	2,646,438

Consolidated Contractual Obligations	3,359,053	1,520,003	1,459,982	13,567,966	19,907,004
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	—	—	—	(6,863,285)	(6,863,285)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	(274,573)	(549,146)	(549,146)	(1,749,751)	(3,122,616)
Blackstone Funds Capital Commitments to Investee Funds (f)	(94,457)	—	—	—	(94,457)

Blackstone Operating Entities Contractual Obligations	$2,990,023	$970,857	$910,836	$4,954,930	$9,826,646

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

(b)	Represents the principal amount due on the senior notes we issued. As of December 31, 2018, we had no outstanding borrowings under our revolver.
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
(e)

Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of

December 31, 2018, at spreads to market rates pursuant to the financing agreements, and range from 0.8% to 9.2%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.
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

(h)

The total represents gross unrecognized tax benefits of $1.1 million and interest and penalties of $1.4 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $19.8 million and interest of $1.8 million; therefore, such amounts are not included in the above contractual obligations table.

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

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Consolidated Financial Statements as of December 31, 2018.

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

As of December 31, 2018, the total clawback obligations were $29.5 million, of which $30.4 million related to Blackstone Holdings and $(0.9) million related to current and former Blackstone personnel. The split of clawback between Blackstone Holdings and current and former personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis. If, at December 31, 2018, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $7.0 billion, on an after tax basis where applicable, of which Blackstone Holdings is potentially liable for $6.4 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote. See Note 17. “Related Party Transactions” and Note 18. “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.

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

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the fair value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the years ended December 31, 2018 and December 31, 2017, the percentages of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	Year Ended December 31,
	2018	2017
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	38%	33%

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of December 31, 2018 and December 31, 2017, we estimate that a 10% decline in fair value of the investments would result in the following declines in Management Fees, Performance Revenues, Net of Related Compensation Expense and Investment Income:

	December 31,
	2018			2017
	Management Fees (a)	Performance Revenues, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Revenues, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$104,582	$1,475,206	$199,072	$95,004	$1,183,211	$171,136

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Total Assets Under Management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	December 31, 2018
	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Real Estate	$101,396,925	84%
Private Equity	$69,014,765	70%
Credit	$73,553,005	34%

The fair value of our investments and securities can vary significantly based on a number of factors that take into consideration the diversity of the Blackstone Funds’ investment portfolio and on a number of factors and inputs such as similar transactions, financial metrics, and industry comparatives, among others. See “Part I. Item 1A. Risk Factors” above. Also see “— Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value.” We believe these fair value amounts should be utilized with caution as our intent and strategy is to hold investments and securities until prevailing market conditions are beneficial for investment sales.

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of December 31, 2018 and December 31, 2017, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management Fees, Performance Revenues, Net of Related Compensation Expense and Investment Income:

	December 31,
	2018			2017
	Management Fees (a)	Performance Revenues, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Revenues, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$18,289	$339,152	$32,810	$17,301	$260,236	$32,308

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of December 31, 2018 and December 31, 2017, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	December 31,
	2018	2017
	(Dollars in Thousands)
Annualized Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates (a)	$—	$28

(a)	As of December 31, 2018 Blackstone had no such debt obligations payable outstanding.

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

	December 31,
	2018			2017
	Annualized Decrease in Investment Income		Annualized Increase in Interest from Floating Rate Assets	Annualized Decrease in Investment Income		Annualized Increase in Interest from Floating Rate Assets
	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$6,641	(a)	$24,602	$17,526	(a)	$22,480

(a)	As of December 31, 2018 and 2017, this represents 0.1% and 0.3% of our portfolio of liquid assets, respectively.

Blackstone has U.S. dollar and non-U.S. dollar based interest rate derivatives whose future cash flows and present value may be affected by movement in their respective underlying yield curves. We estimate that as of December 31, 2017, a one percentage point increase parallel shift in global yield curves would result in the following impact on Other Revenue:

	December 31,
	2018	2017
	(Dollars in Thousands)
Annualized Increase in Other Revenue Due to a One Percentage Point Increase in Interest Rates	$14,210	$22,699

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

We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	December 31,
	2018	2017
	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$52,051	$37,250

(a)	As of December 31, 2018 and 2017, this represents 1.1% and 0.7% of our portfolio of liquid assets, respectively.

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

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders of The Blackstone Group L.P.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of The Blackstone Group L.P. and subsidiaries (“Blackstone”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited Blackstone’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackstone as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Blackstone maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

Blackstone’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on Blackstone’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (“United States”) (“PCAOB”) and are required to be independent with respect to Blackstone in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 1, 2019

We have served as Blackstone’s auditor since 2006.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Financial Condition

(Dollars in Thousands, Except Unit Data)

	December 31, 2018	December 31, 2017
Assets
Cash and Cash Equivalents	$2,207,841	$1,992,497
Cash Held by Blackstone Funds and Other	337,320	1,929,531
Investments (including assets pledged of $279,502 and $169,746 at December 31, 2018 and December 31, 2017, respectively)	20,377,031	24,434,049
Accounts Receivable	636,238	875,018
Due from Affiliates	1,994,123	2,028,137
Intangible Assets, Net	468,507	409,828
Goodwill	1,869,860	1,778,192
Other Assets	294,248	242,697
Deferred Tax Assets	739,482	725,970

Total Assets	$28,924,650	$34,415,919

Liabilities and Partners’ Capital
Loans Payable	$9,951,862	$14,815,436
Due to Affiliates	1,035,776	937,158
Accrued Compensation and Benefits	2,942,128	2,623,492
Securities Sold, Not Yet Purchased	142,617	154,380
Repurchase Agreements	222,202	118,840
Accounts Payable, Accrued Expenses and Other Liabilities	875,979	2,043,522

Total Liabilities	15,170,564	20,692,828

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	141,779	210,944

Partners’ Capital
The Blackstone Group L.P. Partners’ Capital
Partners’ Capital (common units: 663,212,830 issued and outstanding as of December 31, 2018; 659,526,093 issued and outstanding as of December 31, 2017)	6,415,700	6,668,511
Accumulated Other Comprehensive Income	(36,476)	(34,018)

Total The Blackstone Group L.P. Partners’ Capital	6,379,224	6,634,493
Non-Controlling Interests in Consolidated Entities	3,648,766	3,253,148
Non-Controlling Interests in Blackstone Holdings	3,584,317	3,624,506

Total Partners’ Capital	13,612,307	13,512,147

Total Liabilities and Partners’ Capital	$28,924,650	$34,415,919

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

	December 31, 2018	December 31, 2017
Assets
Cash Held by Blackstone Funds and Other	$337,030	$1,580,296
Investments	8,363,669	12,948,653
Accounts Receivable	179,863	470,156
Due from Affiliates	6,303	46,112
Other Assets	3,880	5,189

Total Assets	$8,890,745	$15,050,406

Liabilities
Loans Payable	$6,480,711	$11,300,621
Due to Affiliates	129,370	86,393
Securities Sold, Not Yet Purchased	92,603	89,907
Repurchase Agreements	222,202	118,840
Accounts Payable, Accrued Expenses and Other Liabilities	252,176	1,562,534

Total Liabilities	$7,177,062	$13,158,295

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Operations

(Dollars in Thousands, Except Unit and Per Unit Data)

	Year Ended December 31,
	2018	2017	2016
Revenues
Management and Advisory Fees, Net	$3,027,796	$2,751,322	$2,464,290

Incentive Fees	57,540	242,514	149,928

Investment Income (Loss)
Performance Allocations
Realized	1,876,507	3,571,811	1,495,439
Unrealized	561,373	(105,473)	530,114
Principal Investments
Realized	415,862	635,769	278,737
Unrealized	49,917	42,605	77,314

Total Investment Income	2,903,659	4,144,712	2,381,604

Interest and Dividend Revenue	171,947	139,696	95,724
Other	672,317	(133,229)	54,753

Total Revenues	6,833,259	7,145,015	5,146,299

Expenses
Compensation and Benefits
Compensation	1,609,957	1,442,485	1,335,408
Incentive Fee Compensation	33,916	105,279	68,921
Performance Allocations Compensation
Realized	711,076	1,281,965	465,129
Unrealized	319,742	103,794	333,528

Total Compensation and Benefits	2,674,691	2,933,523	2,202,986
General, Administrative and Other	594,873	488,582	541,624
Interest Expense	163,990	197,486	152,654
Fund Expenses	78,486	132,787	52,181

Total Expenses	3,512,040	3,752,378	2,949,445

Other Income
Reduction of Tax Receivable Agreement Liability	—	403,855	—
Net Gains from Fund Investment Activities	191,722	321,597	184,750

Total Other Income	191,722	725,452	184,750

Income Before Provision for Taxes	3,512,941	4,118,089	2,381,604
Provision for Taxes	249,390	743,147	132,362

Net Income	3,263,551	3,374,942	2,249,242
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(2,104)	13,806	3,977
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	358,878	497,439	246,152
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	1,364,989	1,392,323	960,099

Net Income Attributable to The Blackstone Group L.P.	$1,541,788	$1,471,374	$1,039,014

Net Income Per Common Unit
Common Units, Basic	$2.27	$2.21	$1.60

Common Units, Diluted	$2.26	$2.21	$1.56

Weighted-Average Common Units Outstanding
Common Units, Basic	678,850,245	665,453,198	649,475,264

Common Units, Diluted	1,206,962,846	666,246,846	1,195,114,590

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

	Year Ended December 31,
	2018	2017	2016
Net Income	$3,263,551	$3,374,942	$2,249,242
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	(33,506)	80,366	(22,194)

Comprehensive Income	3,230,045	3,455,308	2,227,048
Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(2,104)	13,806	3,977
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	356,488	548,936	234,326
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	1,336,331	1,392,323	960,099

Comprehensive Income Attributable to The Blackstone Group L.P.	$1,539,330	$1,500,243	$1,028,646

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statement of Changes in Partners’ Capital

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Accumulated Other Compre- hensive (Loss)	Total	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2015	624,450,162	$6,322,307	$(52,519)	$6,269,788	$2,408,701	$3,368,509	$12,046,998	$183,459
Adoption of ASC 606	—	(2,177)	—	(2,177)	—	(4,869)	(7,046)	—
Net Income	—	1,039,014	—	1,039,014	246,152	960,099	2,245,265	3,977
Currency Translation Adjustment	—	—	(10,368)	(10,368)	(11,826)	—	(22,194)	—
Capital Contributions	—	—	—	—	324,630	—	324,630	15,000
Capital Distributions	—	(1,068,017)	—	(1,068,017)	(530,415)	(950,652)	(2,549,084)	(17,046)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(8,278)	—	(8,278)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	5,369	—	5,369	—	—	5,369	—
Equity-Based Compensation	—	166,206	—	166,206	—	147,848	314,054	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	6,241,282	(26,572)	—	(26,572)	—	(1,051)	(27,623)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	7,881	—	7,881	—	(7,881)	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	12,768,098	77,520	—	77,520	—	(77,520)	—	—

Balance at December 31, 2016	643,459,542	$6,521,531	$(62,887)	$6,458,644	$2,428,964	$3,434,483	$12,322,091	$185,390

continued…

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statement of Changes in Partners’ Capital

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Accumulated Other Compre- hensive (Loss)	Total	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2016	643,459,542	$6,521,531	$(62,887)	$6,458,644	$2,428,964	$3,434,483	$12,322,091	$185,390
Consolidation of Fund Entity	—	—	—	—	387,006	—	387,006	—
Net Income	—	1,471,374	—	1,471,374	497,439	1,392,323	3,361,136	13,806
Currency Translation Adjustment	—	—	28,869	28,869	51,497	—	80,366	—
Capital Contributions	—	—	—	—	730,793	—	730,793	58,920
Capital Distributions	—	(1,534,586)	—	(1,534,586)	(836,535)	(1,307,996)	(3,679,117)	(47,172)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(6,016)	—	(6,016)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	11,057	—	11,057	—	—	11,057	—
Equity-Based Compensation	—	183,484	—	183,484	—	151,539	335,023	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	7,084,888	(28,486)	—	(28,486)	—	(1,706)	(30,192)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(15,197)	—	(15,197)	—	15,197	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	8,981,663	59,334	—	59,334	—	(59,334)	—	—

Balance at December 31, 2017	659,526,093	$6,668,511	$(34,018)	$6,634,493	$3,253,148	$3,624,506	$13,512,147	$210,944

continued…

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statement of Changes in Partners’ Capital

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
	Common Units	Partners’ Capital	Accumulated Other Compre- hensive (Loss)	Total	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2017	659,526,093	$6,668,511	$(34,018)	$6,634,493	$3,253,148	$3,624,506	$13,512,147	$210,944
Transfer Out Due to Deconsolidation of Fund Entities	—	—	—	—	(197,091)	—	(197,091)	—
Net Income	—	1,541,788	—	1,541,788	358,878	1,364,989	3,265,655	(2,104)
Currency Translation Adjustment	—	—	(2,458)	(2,458)	(2,389)	(28,659)	(33,506)	—
Capital Contributions	—	—	—	—	903,655	—	903,655	12,980
Capital Distributions	—	(1,635,921)	—	(1,635,921)	(687,623)	(1,410,483)	(3,734,027)	(78,688)
Transfer or Repurchase of Non-Controlling Interests in Consolidated Entities	—	(7,642)	—	(7,642)	20,188	(6,005)	6,541	(1,353)
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	13,907	—	13,907	—	—	13,907	—
Equity-Based Compensation	—	204,590	—	204,590	—	161,824	366,414	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	4,114,395	(20,198)	—	(20,198)	—	(5,462)	(25,660)	—
Repurchase of Blackstone Common Units	(16,000,000)	(541,501)	—	(541,501)	—	—	(541,501)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	66,799	—	66,799	—	(66,799)	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	14,821,603	100,397	—	100,397	—	(100,397)	—	—
Issuance of Blackstone Common Units and Blackstone Holdings Partnership Units	750,739	24,970	—	24,970	—	50,803	75,773	—

Balance at December 31, 2018	663,212,830	$6,415,700	$(36,476)	$6,379,224	$3,648,766	$3,584,317	$13,612,307	$141,779

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2018	2017	2016
Operating Activities
Net Income	$3,263,551	$3,374,942	$2,249,242
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities Blackstone Funds Related
Net Realized Gains on Investments	(2,381,683)	(4,613,531)	(2,023,503)
Changes in Unrealized (Gains) Losses on Investments	4,784	(21,589)	(241,617)
Non-Cash Performance Allocations	(561,373)	105,472	(304,705)
Non-Cash Performance Allocations and Incentive Fee Compensation	1,053,690	1,491,040	867,574
Equity-Based Compensation Expense	366,928	338,687	323,651
Amortization of Intangibles	59,021	46,776	82,943
Other Non-Cash Amounts Included in Net Income	45,286	363,903	17,370
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Acquired with Consolidation of Fund Entity	31,422	13,822	—
Cash Relinquished with Deconsolidation of Fund Entities	(899,959)	(33,566)	—
Accounts Receivable	43,037	282,026	87,074
Reverse Repurchase Agreements	—	118,495	86,398
Due from Affiliates	(280,674)	(298,501)	(57,907)
Other Assets	(76,596)	17,377	99,108
Accrued Compensation and Benefits	(729,109)	(1,177,852)	(572,814)
Securities Sold, Not Yet Purchased	(10,125)	(62,730)	42,761
Accounts Payable, Accrued Expenses and Other Liabilities	(357,582)	(755,232)	(214,723)
Repurchase Agreements	103,362	43,516	34,286
Due to Affiliates	74,108	(9,652)	39,035
Investments Purchased	(13,881,869)	(19,573,153)	(8,798,358)
Cash Proceeds from Sale of Investments	14,179,523	18,723,355	8,195,594

Net Cash Provided by (Used in) Operating Activities	45,742	(1,626,395)	(88,591)

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(18,377)	(24,347)	(21,826)
Net Cash Paid for Acquisitions, Net of Cash Acquired	(98,219)	(168,913)	—

Net Cash Used in Investing Activities	(116,596)	(193,260)	(21,826)

Financing Activities
Distributions to Non-Controlling Interest
Holders in Consolidated Entities	(762,588)	(813,987)	(533,925)
Contributions from Non-Controlling Interest
Holders in Consolidated Entities	836,922	759,907	329,005
Payments Under Tax Receivable Agreement	—	(135,831)	(78,985)
Net Settlement of Vested Common Units and Repurchase of Common and Blackstone Holdings Partnership Units	(567,161)	(30,192)	(27,623)
Proceeds from Loans Payable	3,218,399	7,600,153	3,321,081
Repayment and Repurchase of Loans Payable	(1,009,354)	(1,766,129)	(420,714)
Distributions to Unitholders	(3,046,404)	(2,842,582)	(2,018,669)

Net Cash Provided by (Used in) Financing Activities	(1,330,186)	2,771,339	570,170

Effect of Exchange Rate Changes on Cash and Cash Equivalents, Cash Held by Blackstone Funds and Other, and Restricted Cash	9,712	123,850	(34,059)

continued…

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2018	2017	2016
Cash and Cash Equivalents, Cash Held by Blackstone Funds and Other, and Restricted Cash
Net Increase (Decrease)	$(1,391,328)	$1,075,534	$425,694
Beginning of Period	3,936,489	2,860,955	2,435,261

End of Period	$2,545,161	$3,936,489	$2,860,955

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$169,872	$160,178	$151,948

Payments for Income Taxes	$192,790	$106,032	$65,790

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$10,435	$1,112	$1,155

Non-Cash Distributions to Non-Controlling Interest Holders	$(18,723)	$(69,721)	$(13,536)

Non-Cash Consideration for Acquisition	$(50,803)	$(95,262)	$—

Net Assets Related to the Consolidation of Certain Fund Entities	$—	$387,006	$—

Notes Issuance Costs	$—	$5,582	$5,491

Transfer of Interests to Non-Controlling Interest Holders	$20,188	$(6,016)	$(8,278)

Change in The Blackstone Group L.P.’s Ownership Interest	$66,799	$(15,197)	$7,881

Net Settlement of Vested Common Units	$136,238	$127,392	$101,898

Conversion of Blackstone Holdings Units to Common Units	$100,397	$59,334	$77,520

Acquisition of Ownership Interests from Non-Controlling Interest Holders Deferred Tax Asset	$(93,391)	$(74,487)	$(59,304)

Due to Affiliates	$79,484	$63,430	$53,935

Partners’ Capital	$13,907	$11,057	$5,369

Issuance of New Units	$24,970	$—	$—

The following table provides a reconciliation of Cash and Cash Equivalents, Cash Held by Blackstone Funds and Other, and Restricted Cash reported within the Consolidated Statements of Financial Condition:

	December 31, 2018	December 31, 2017
Cash and Cash Equivalents	$2,207,841	$1,992,497
Cash Held by Blackstone Funds and Other	337,320	1,929,531
Restricted Cash included in Other Assets	—	14,461

	$2,545,161	$3,936,489

See notes to consolidated financial statements.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1.	ORGANIZATION

The Blackstone Group L.P., together with its subsidiaries (“Blackstone” or the “Partnership”), is a leading global manager of private capital. The alternative asset management business includes the management of private equity funds, real estate funds, real estate investment trusts (“REITs”), funds of hedge funds, hedge funds, credit-focused funds, collateralized loan obligation (“CLO”) vehicles, separately managed accounts and registered investment companies (collectively referred to as the “Blackstone Funds”). Blackstone’s business is organized into four segments: Real Estate, Private Equity, Hedge Fund Solutions and Credit.

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

In addition, the Partnership consolidates all variable interest entities (“VIE”) in which it is the primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation guidance requires an analysis to determine (a) whether an entity in which the Partnership holds a variable interest is a VIE and (b) whether the Partnership’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests, would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment.

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

Management and advisory fees and incentive fees are accounted for as contracts with customers. Under the guidance for contracts with customers, an entity is required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. See Note 19. “Segment Reporting” for a disaggregated presentation of revenues from contracts with customers.

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

Performance Allocations are made to the general partner based on cumulative fund performance to date, subject to a preferred return to limited partners. At the end of each reporting period, the Partnership calculates the balance of accrued Performance Allocations (“Accrued Performance Allocations”) that would be due to the Partnership for each fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as Accrued Performance Allocations to reflect either (a) positive performance resulting in an increase in the Accrued Performance Allocation to the general partner or (b) negative performance that would cause the amount due to the Partnership to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the Accrued Performance Allocation to the general partner. In each scenario, it is necessary to calculate the Accrued Performance Allocation on cumulative results compared to the Accrued Performance Allocation recorded to date and make the required positive or negative adjustments. The Partnership ceases to record negative Performance Allocations once previously Accrued Performance Allocations for such fund have been fully reversed. The Partnership is not obligated to pay guaranteed returns or hurdles, and therefore, cannot have negative Performance Allocations over the life of a fund. Accrued Performance Allocations as of the reporting date are reflected in Investments in the Consolidated Statements of Financial Condition.

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

Interest and Dividend Revenue — Interest and Dividend Revenue comprises primarily interest and dividend income earned on principal investments not accounted for under the equity method held by Blackstone.

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

Investments, at Fair Value

The Blackstone Funds are accounted for as investment companies under the American Institute of Certified Public Accountants Accounting and Auditing Guide, Investment Companies, and in accordance with the GAAP guidance on investment companies and reflect their investments, including majority-owned and controlled investments (the “Portfolio Companies”), at fair value. Such consolidated funds’ investments are reflected in Investments on the Consolidated Statements of Financial Condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains from Fund Investment Activities in the Consolidated Statements of Operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, at current market conditions (i.e., the exit price).

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

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Goodwill comprises goodwill arising from the contribution and reorganization of the Partnership’s predecessor entities in 2007 immediately prior to its IPO and the acquisitions of GSO in 2008, Strategic Partners in 2013, Harvest Fund Advisors LLC (“Harvest”) in 2017 and Clarus Ventures LLC (“Clarus”) in 2018. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of Blackstone’s operating segments is less than their respective carrying values. The operating segment is the reporting level for testing the impairment of goodwill. If it is determined that it is more likely than not that an operating segment’s fair value is less than its carrying value or when the quantitative approach is used, a two-step quantitative assessment is performed to (a) calculate the fair value of the operating segment and compare it to its carrying value, and (b) if the carrying value exceeds its fair value, to measure an impairment loss.

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

Foreign Currency

In the normal course of business, the Partnership may enter into transactions not denominated in United States dollars. Foreign exchange gains and losses arising on such transactions are recorded as Other Revenue in the Consolidated Statements of Operations. Foreign currency transaction gains and losses arising within consolidated Blackstone Funds are recorded in Net Gains (Losses) from Fund Investment Activities. In addition, the Partnership consolidates a number of entities that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains and losses are translated at the prevailing exchange rate on the dates that they were recorded. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated operations are recorded in Other Comprehensive Income and allocated to Non-Controlling Interests in Consolidated Entities and Non-Controlling Interests in Blackstone Holdings, as applicable.

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

Blackstone analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. Blackstone records unrecognized tax benefits on the basis of a two-step process: (a) determination is made whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (b) those tax positions that meet the more likely than not threshold are recognized as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Blackstone recognizes accrued interest and penalties related to unrecognized tax benefits in General, Administrative, and Other expenses within the Consolidated Statements of Operations.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Net Income (Loss) Per Common Unit

Basic Income (Loss) Per Common Unit is calculated by dividing Net Income (Loss) Attributable to The Blackstone Group L.P. by the weighted-average number of common units, unvested participating common units outstanding for the period and vested deferred restricted common units that have been earned for which issuance of the related common units is deferred until future periods. Diluted Income (Loss) Per Common Unit reflects the assumed conversion of all dilutive securities. Diluted Income (Loss) Per Common Unit excludes the anti-dilutive effect of Blackstone Holdings Partnership Units and deferred restricted common units, as applicable.

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

Blackstone has concluded that its Management and Advisory Fees and Incentive Fees are within the scope of the amended revenue recognition guidance. The adoption of the amended guidance did not have a material impact on the recognition of Management and Advisory Fees. For Incentive Fees, the amended guidance changes the presentation and delays the recognition of revenues compared to the prior accounting treatment. These amounts were previously recognized within Realized and Unrealized Performance Fees — Incentive Fees in the Consolidated Statements of Operations. Under the amended guidance, these amounts will be recognized separately within Incentive Fees. Blackstone recorded a net reduction to Partners’ Capital of $2.2 million as of December 31, 2015, as a result of adopting the amended guidance. For the twelve months ended December 31, 2016, the impact on Total Revenues and Net Income Attributable to The Blackstone Group L.P. was an increase of $20.5 million and $0.2 million, respectively, while Net Income Per Common Unit — Basic, and Net Income Per Common Unit — Diluted remained the same. For the twelve months ended December 31, 2017, the impact on Total Revenues and Net Income Attributable to The Blackstone Group L.P. was a reduction of $26.0 million, $0.5 million, respectively, while Net Income Per Common Unit — Basic, and Net Income Per Common Unit — Diluted remained the same. Also, the reimbursement of certain costs incurred in the process of providing investment management services, primarily travel costs, that were previously presented net in the Consolidated Statements of Operations are presented gross under the amended guidance. For the twelve months ended December 31, 2016 and 2017, these costs were $21.3 million and $22.3 million, respectively, and are presented in General, Administrative and Other Expenses with the related reimbursement presented in Management and Advisory Fees, Net in the Consolidated Statements of Operations.

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

In January 2016, the FASB issued amended guidance on the classification and measurement of financial instruments. The new guidance was effective for Blackstone beginning on January 1, 2018 and was adopted on a modified retrospective basis. However, changes to the accounting for equity securities without a readily determinable fair value were applied prospectively as permitted under the guidance. Adoption did not have a material impact on Blackstone’s consolidated financial statements.

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

The guidance is effective for fiscal periods beginning after December 15, 2018. In July 2018, the FASB issued targeted improvements to the amended guidance, which included a new transition method allowing entities to initially apply the new leases standard at the adoption date (January 1, 2019 for Blackstone) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Prior to that issuance, adoption was required on a modified retrospective basis. Blackstone expects to elect the new transition alternative upon adoption, and also expects to elect a package of practical expedients made available earlier by the FASB which result in no requirement to reassess (a) whether any expired or existing contracts are or contain leases, (b) the lease classification for any expired or existing leases or (c) the recognition requirements for initial direct costs for any existing leases. Blackstone is finalizing the impact of the amended guidance on the Consolidated Statement of Financial Condition, which is expected to result in recognition of an operating liability equal to the present value of the remaining lease payments on existing leases as of January 1, 2019 and a corresponding right-of-use asset. The amended guidance is not expected to have a material impact on the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows.

In November 2016, the FASB issued amended guidance on classification and presentation of restricted cash on the statement of cash flows. The new guidance was effective for Blackstone beginning on January 1, 2018 and was adopted on a retrospective basis. Under the new guidance, reporting entities are required to explain the changes in the combined total of restricted and unrestricted balances in the statement of cash flows. Therefore, amounts generally described as restricted cash or restricted cash equivalents (hereinafter referred to as “restricted cash”) should be combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statement of cash flows. Reporting entities are also required to disclose how the statement of cash flows reconciles to the balance sheet in any situation in which the balance sheet includes more than one line item of

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

cash, cash equivalents, and restricted cash. For the twelve months ended December 31, 2016 the new guidance resulted in a decrease in Net Cash Used in Operating Activities of $452.7 million, a decrease in Net Cash Used in Investing Activities of $7.2 million, and a decrease in Effect of Exchange Rate Changes on Cash and Cash Equivalents, Cash Held by Blackstone Funds, and Restricted Cash of $34.1 million. For the twelve months ended December 31, 2017 the new guidance resulted in a decrease in Net Cash Used in Operating Activities of $822.3 million, an increase in Net Cash Used in Investing Activities of $5.1 million, and an increase in Effect of Exchange Rate Changes on Cash and Cash Equivalents, Cash Held by Blackstone Funds, and Restricted Cash of $103.0 million. Additionally, the new guidance increased the December 31, 2015 End of Period, December 31, 2016 End of Period and December 31, 2017 End of Period balances by $597.9 million, $1.0 billion and $1.9 billion, respectively, in the Consolidated Statement of Cash Flows for the twelve months ended December 31, 2016 and 2017.

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

3.	GOODWILL AND INTANGIBLE ASSETS

On November 30, 2018, Blackstone completed its acquisition of Clarus, a global life sciences investment firm, which resulted in an increase of Goodwill of $91.7 million and an increase in Intangible Assets, primarily comprising of contractual rights to earn future fee income, of $117.7 million. Goodwill arising from the acquisition has been allocated to the Private Equity segment.

The carrying value of Goodwill was $1.9 billion and $1.8 billion as of December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, the Partnership determined there was no evidence of Goodwill impairment.

At December 31, 2018, Goodwill has been allocated to each of the Partnership’s four segments as follows: Real Estate ($421.7 million), Private Equity ($870.0 million), Hedge Fund Solutions ($172.1 million), and Credit ($406.1 million). At December 31, 2017, Goodwill has been allocated to each of the Partnership’s four segments as follows: Real Estate ($421.7 million), Private Equity ($778.3 million), Hedge Fund Solutions ($172.1 million), and Credit ($406.1 million).

Intangible Assets, Net consists of the following:

	December 31,
	2018	2017
Finite-Lived Intangible Assets / Contractual Rights	$1,712,576	$1,594,876
Accumulated Amortization	(1,244,069)	(1,185,048)

Intangible Assets, Net	$468,507	$409,828

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Changes in the Partnership’s Intangible Assets, Net consists of the following:

	Year Ended December 31,
	2018	2017	2016
Balance, Beginning of Year	$409,828	$262,604	$345,547
Amortization Expense	(59,021)	(46,776)	(82,943)
Acquisitions	117,700	194,000	—

Balance, End of Year	$468,507	$409,828	$262,604

Amortization of Intangible Assets held at December 31, 2018 is expected to be $71.0 million, $71.0 million, $71.0 million, $63.3 million and $34.3 million for each of the years ending December 31, 2019, 2020, 2021, 2022, and 2023, respectively. Blackstone’s Intangible Assets as of December 31, 2018 are expected to amortize over a weighted-average period of 8.6 years.

4.	INVESTMENTS

Investments consist of the following:

	December 31,
	2018	2017
Investments of Consolidated Blackstone Funds	$8,376,338	$12,954,121
Equity Method Investments
Partnership Investments	3,649,423	3,263,131
Accrued Performance Allocations	5,883,924	5,328,280
Corporate Treasury Investments	2,206,493	2,566,043
Other Investments	260,853	322,474

	$20,377,031	$24,434,049

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $366.5 million and $488.4 million at December 31, 2018 and December 31, 2017, respectively.

Investments of Consolidated Blackstone Funds

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income — Net Gains from Fund Investment Activities in the Consolidated Statements of Operations:

	Year Ended December 31,
	2018	2017	2016
Realized Gains	$74,784	$165,106	$123,524
Net Change in Unrealized Losses	(54,697)	(21,016)	(61,045)

Realized and Net Change in Unrealized Gains (Losses) from Consolidated Blackstone Funds	20,087	144,090	62,479
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	171,635	177,507	122,271

Other Income — Net Gains from Fund Investment Activities	$191,722	$321,597	$184,750

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

Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission (“SEC”). As of and for the years ended December 31, 2018, 2017 and 2016, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.

Partnership Investments

Blackstone recognized net gains related to its Partnership Investments accounted for under the equity method of $430.6 million, $609.5 million and $214.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The summarized financial information of the Partnership’s equity method investments for December 31, 2018 are as follows:

	December 31, 2018 and the Year Then Ended
	Real	Private	Hedge Fund
	Estate	Equity	Solutions	Credit	Other (a)	Total
Statement of Financial Condition
Assets
Investments	$89,742,226	$79,718,783	$26,336,573	$24,634,380	$353	$220,432,315
Other Assets	3,542,235	2,257,152	3,119,639	1,706,579	125,007	10,750,612

Total Assets	$93,284,461	$81,975,935	$29,456,212	$26,340,959	$125,360	$231,182,927

Liabilities and Partners’ Capital
Debt	$15,081,536	$9,989,289	$350,982	$5,087,998	$—	$30,509,805
Other Liabilities	3,568,159	749,043	1,529,466	1,338,712	28,295	7,213,675

Total Liabilities	18,649,695	10,738,332	1,880,448	6,426,710	28,295	37,723,480

Partners’ Capital	74,634,766	71,237,603	27,575,764	19,914,249	97,065	193,459,447

Total Liabilities and Partners’ Capital	$93,284,461	$81,975,935	$29,456,212	$26,340,959	$125,360	$231,182,927

Statement of Operations
Interest Income	$377,615	$1,022,387	$6,695	$1,130,490	$—	$2,537,187
Other Income	1,244,754	92,696	166,842	417,883	106,525	2,028,700
Interest Expense	(518,137)	(278,348)	(17,780)	(228,734)	—	(1,042,999)
Other Expenses	(921,990)	(903,737)	(150,135)	(547,612)	(65,249)	(2,588,723)
Net Realized and Unrealized Gain (Loss) from Investments	4,437,434	10,172,066	352,018	(733,747)	—	14,227,771

Net Income	$4,619,676	$10,105,064	$357,640	$38,280	$41,276	$15,161,936

(a)	Other represents the summarized financial information of equity method investments whose results, for segment reporting purposes, have been allocated across more than one of Blackstone’s segments.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The summarized financial information of the Partnership’s equity method investments for December 31, 2017 are as follows:

	December 31, 2017 and the Year Then Ended
	Real	Private	Hedge Fund
	Estate	Equity	Solutions	Credit	Other (a)	Total
Statement of Financial Condition
Assets
Investments	$67,780,737	$50,339,913	$21,639,763	$22,593,717	$363	$162,354,493
Other Assets	3,077,573	2,283,602	1,969,832	1,573,279	154,131	9,058,417

Total Assets	$70,858,310	$52,623,515	$23,609,595	$24,166,996	$154,494	$171,412,910

Liabilities and Partners’ Capital
Debt	$6,329,068	$6,779,634	$53,787	$4,896,346	$—	$18,058,835
Other Liabilities	1,618,408	430,763	1,150,307	420,988	39,923	3,660,389

Total Liabilities	7,947,476	7,210,397	1,204,094	5,317,334	39,923	21,719,224

Partners’ Capital	62,910,834	45,413,118	22,405,501	18,849,662	114,571	149,693,686

Total Liabilities and Partners’ Capital	$70,858,310	$52,623,515	$23,609,595	$24,166,996	$154,494	$171,412,910

Statement of Operations
Interest Income	$485,751	$362,788	$2,942	$928,670	$—	$1,780,151
Other Income	1,334,544	45,770	91,006	178,281	107,204	1,756,805
Interest Expense	(180,258)	(121,876)	(2,086)	(127,153)	—	(431,373)
Other Expenses	(703,165)	(568,369)	(435,974)	(258,157)	(57,830)	(2,023,495)
Net Realized and Unrealized Gain from Investments	12,223,852	7,892,937	1,054,516	584,366	—	21,755,671

Net Income	$13,160,724	$7,611,250	$710,404	$1,306,007	$49,374	$22,837,759

(a)	Other represents the summarized financial information of equity method investments whose results, for segment reporting purposes, have been allocated across more than one of Blackstone’s segments.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The summarized financial information of the Partnership’s equity method investments for December 31, 2016 are as follows:

	December 31, 2016 and the Year Then Ended
	Real	Private	Hedge Fund
	Estate	Equity	Solutions	Credit	Other (a)	Total
Statement of Financial Condition
Assets
Investments	$62,370,093	$49,751,021	$21,007,134	$17,804,292	$7,354	$150,939,894
Other Assets	4,384,031	2,815,042	2,434,590	1,478,119	173,917	11,285,699

Total Assets	$66,754,124	$52,566,063	$23,441,724	$19,282,411	$181,271	$162,225,593

Liabilities and Partners’ Capital
Debt	$4,034,184	$3,715,079	$73,915	$2,495,778	$—	$10,318,956
Other Liabilities	1,591,727	1,254,211	1,837,583	701,986	51,266	5,436,773

Total Liabilities	5,625,911	4,969,290	1,911,498	3,197,764	51,266	15,755,729

Partners’ Capital	61,128,213	47,596,773	21,530,226	16,084,647	130,005	146,469,864

Total Liabilities and Partners’ Capital	$66,754,124	$52,566,063	$23,441,724	$19,282,411	$181,271	$162,225,593

Statement of Operations
Interest Income	$445,166	$353,179	$439	$849,508	$—	$1,648,292
Other Income	1,499,503	10,620	35,264	32,628	104,669	1,682,684
Interest Expense	(141,097)	(82,370)	(1,410)	(157,921)	—	(382,798)
Other Expenses	(605,538)	(473,790)	(150,964)	(224,345)	(56,407)	(1,511,044)
Net Realized and Unrealized Gain from Investments	5,368,361	4,870,332	226,368	1,186,038	515	11,651,614

Net Income	$6,566,395	$4,677,971	$109,697	$1,685,908	$48,777	$13,088,748

(a)	Other represents the summarized financial information of equity method investments whose results, for segment reporting purposes, have been allocated across more than one of Blackstone’s segments.

Accrued Performance Allocations

Accrued Performance Allocations to the Partnership in respect of certain Blackstone Funds were as follows:

	Real Estate	Private Equity	Hedge Fund Solutions	Credit	Total
Accrued Performance Allocations, December 31, 2017	$2,859,307	$1,916,971	$13,802	$538,200	$5,328,280
Performance Allocations as a Result of Changes in Fund Fair Values	991,133	1,456,671	33,185	(16,058)	2,464,931
Foreign Exchange Loss	(27,051)	—	—	—	(27,051)
Fund Distributions	(970,128)	(731,523)	(24,066)	(156,519)	(1,882,236)

Accrued Performance Allocations, December 31, 2018	$2,853,261	$2,642,119	$22,921	$365,623	$5,883,924

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

	Year Ended December 31,
	2018	2017	2016
Realized Gains (Losses)	$(1,024)	$4,378	$(20,263)
Net Change in Unrealized Gains (Losses)	(38,113)	50,222	19,671

	$(39,137)	$54,600	$(592)

Other Investments

Other Investments consist primarily of proprietary investment securities held by Blackstone. Other Investments include equity investments without readily determinable fair values which have a carrying value of $49.4 million as of December 31, 2018. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains in Other Investments:

	Year Ended December 31,
	2018	2017	2016
Realized Gains	$56,381	$4,886	$2,495
Net Change in Unrealized Gains	20,335	14,324	11,128

	$76,716	$19,210	$13,623

5.	NET ASSET VALUE AS FAIR VALUE

A summary of fair value by strategy type alongside the remaining unfunded commitments and ability to redeem such investments as of December 31, 2018 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)		Redemption Notice Period
Diversified Instruments	$209,496	$127	(a	)	(a	)
Credit Driven	99,483	268	(b	)	(b	)
Equity	37,308	—	(c	)	(c	)
Commodities	1,846	—	(d	)	(d	)

	$348,133	$395

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

Net Investment Hedges

Blackstone uses foreign currency forward contracts to hedge portions of Blackstone’s net investments in foreign operations. The gains and losses due to change in fair value attributable to changes in spot exchange rates on foreign currency derivatives designated as net investment hedges were recognized in Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment. For the year ended December 31, 2018 the resulting loss was $1.4 million.

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

	December 31, 2018				December 31, 2017
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Net Investment Hedges
Foreign Currency Contracts	$—	$—	$—	$—	$—	$—	$50,857	$453

Freestanding Derivatives
Blackstone
Interest Rate Contracts	798,137	43,632	844,620	39,164	225,550	2,042	1,530,751	27,275
Foreign Currency Contracts	224,841	1,286	245,371	1,636	279,050	2,097	296,252	2,975
Credit Default Swaps	—	—	34,060	4,004	2,073	304	2,073	304
Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	108,271	524	16,952	164	493,181	24,087	264,693	5,628
Interest Rate Contracts	—	—	10,000	311	—	—	—	—
Credit Default Swaps	20,952	55	46,685	5,710	45,670	3,731	45,582	5,163
Total Return Swaps	—	—	31,440	1,855	25,645	526	—	—

	1,152,201	45,497	1,229,128	52,844	1,071,169	32,787	2,139,351	41,345

	$1,152,201	$45,497	$1,229,128	$52,844	$1,071,169	$32,787	$2,190,208	$41,798

The table below summarizes the impact to the Consolidated Statements of Operations from derivative financial instruments:

	Year Ended December 31,
	2018	2017	2016
Net Investment Hedges — Foreign Currency Contracts
Hedge Ineffectiveness	$(8)	$(75)	$(108)

Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$2,968	$(2,400)	$(1,600)
Foreign Currency Contracts	10,761	(6,333)	(5,079)
Credit Default Swaps	(539)	(3,764)	(5,141)
Total Return Swaps	145	295	—
Equity Options	(120)	(417)	—

	$13,215	$(12,619)	$(11,820)

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	36,472	(24,629)	1,253
Foreign Currency Contracts	(6,682)	(3,556)	25,839
Credit Default Swaps	(521)	4,881	(3,027)
Total Return Swaps	(2,107)	(447)	—
Equity Options	—	129	—

	$27,162	$(23,622)	$24,065

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

As of December 31, 2018, 2017 and 2016, the Partnership had not designated any derivatives as cash flow hedges.

7.	FAIR VALUE OPTION

The following table summarizes the financial instruments for which the fair value option has been elected:

	December 31,
	2018	2017
Assets
Loans and Receivables	$304,173	$239,659
Equity and Preferred Securities	390,095	475,485
Debt Securities	529,698	418,061
Assets of Consolidated CLO Vehicles
Corporate Loans	6,766,700	10,825,759
Corporate Bonds	—	690,125
Other	—	458

	$7,990,666	$12,649,547

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes
Loans Payable	$6,473,233	$10,594,656
Due to Affiliates	3,201	996
Subordinated Notes
Loans Payable	7,478	703,164
Due to Affiliates	52,811	40,390

	$6,536,723	$11,339,206

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Year Ended December 31,
	2018		2017		2016
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$291	$(447)	$(1,214)	$6,590	$(42)	$3,375
Equity and Preferred Securities	3,451	(3,589)	4,611	22,326	(476)	16,033
Debt Securities	(1,105)	(29,069)	4,866	(3,390)	(2,404)	426
Assets of Consolidated CLO Vehicles
Corporate Loans	(8,749)	(285,698)	(3,827)	(6,603)	(6,128)	66,601
Corporate Bonds	(24,056)	9,693	12,442	(36,219)	4,793	18,859
Other	—	6	—	454	264	—

	$(30,168)	$(309,104)	$16,878	$(16,842)	$(3,993)	$105,294

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$—	$51,048	$—	$—	$—	$—
Subordinated Notes	—	254,966	—	81,460	(2,400)	(69,103)

	$—	$306,014	$—	$81,460	$(2,400)	$(69,103)

The following table presents information for those financial instruments for which the fair value option was elected:

	December 31, 2018			December 31, 2017
		For Financial Assets Past Due (a)			For Financial Assets Past Due (a)
	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal
Loans and Receivables	$2,421	$—	$—	$1,207	$—	$—
Debt Securities	(26,660)	—	—	(372)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	(301,085)	—	—	(13,495)	57,778	(19,633)
Corporate Bonds	—	—	—	(21,455)	—	—

	$(325,324)	$—	$—	$(34,115)	$57,778	$(19,633)

(a)	Corporate Loans and Corporate Bonds within CLO assets are classified as past due if contractual payments are more than one day past due.

As of December 31, 2018 and 2017, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status. As of December 31, 2018 and 2017, no Corporate Bonds included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual status.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy:

	December 31, 2018
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents — Money Market Funds and Short-Term Investments	$623,526	$—	$—	$—	$623,526

Investments
Investments of Consolidated Blackstone Funds (a)
Investment Funds	—	—	—	80,726	80,726
Equity Securities	42,937	34,946	201,566	—	279,449
Partnership and LLC Interests	—	7,170	355,273	—	362,443
Debt Instruments	—	752,622	133,819	—	886,441
Freestanding Derivatives
Foreign Currency Contracts	—	524	—	—	524
Credit Default Swaps	—	55	—	—	55
Assets of Consolidated CLO Vehicles
Corporate Loans	—	6,093,342	673,358	—	6,766,700

Total Investments of Consolidated Blackstone Funds	42,937	6,888,659	1,364,016	80,726	8,376,338

Corporate Treasury Investments
Equity Securities	233,834	—	—	—	233,834
Debt Instruments	243,297	1,444,968	24,568	—	1,712,833
Other	—	—	—	259,826	259,826

Total Corporate Treasury Investments	477,131	1,444,968	24,568	259,826	2,206,493

Other Investments	176,432	—	31,617	7,581	215,630

Total Investments	696,500	8,333,627	1,420,201	348,133	10,798,461

Accounts Receivable — Loans and Receivables	—	—	304,173	—	304,173

Other Assets
Freestanding Derivatives
Interest Rate Contracts	1,274	42,358	—	—	43,632
Foreign Currency Contracts	—	1,286	—	—	1,286

Total Other Assets	1,274	43,644	—	—	44,918

	$1,321,300	$8,377,271	$1,724,374	$348,133	$11,771,078

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31, 2018
	Level I	Level II	Level III	Total
Liabilities
Loans Payable — Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	$—	$6,473,233	$—	$6,473,233
Subordinated Notes (b)	—	7,478	—	7,478

Total Loans Payable	—	6,480,711	—	6,480,711

Due to Affiliates — Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	—	3,201	—	3,201
Subordinated Notes (b)	—	52,811	—	52,811

Total Due to Affiliates	—	56,012	—	56,012

Securities Sold, Not Yet Purchased	35,959	106,658	—	142,617

Accounts Payable, Accrued Expenses and Other Liabilities
Liabilities of Consolidated Blackstone Funds —
Freestanding Derivatives (a)
Foreign Currency Contracts	—	164	—	164
Credit Default Swaps	—	5,710	—	5,710
Total Return Swaps	—	1,855	—	1,855
Interest Rate Swaps	—	311	—	311

Total Liabilities of Consolidated Blackstone Funds	—	8,040	—	8,040

Freestanding Derivatives
Interest Rate Contracts	3,080	36,084	—	39,164
Foreign Currency Contracts	—	1,636	—	1,636
Credit Default Swaps	—	4,004	—	4,004

Total Freestanding Derivatives	3,080	41,724	—	44,804

Total Accounts Payable, Accrued Expenses and Other Liabilities	3,080	49,764	—	52,844

	$39,039	$6,693,145	$—	$6,732,184

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

(a)

Pursuant to GAAP consolidation guidance, the Partnership is required to consolidate all VIEs in which it has been identified as the primary beneficiary, including certain CLO vehicles, and other funds in which a consolidated entity of the Partnership, such as the general partner of the fund, has a controlling financial interest. While the Partnership is required to consolidate certain funds, including CLO vehicles, for GAAP purposes, the Partnership has no ability to utilize the assets of these funds and there is no recourse to the Partnership for their liabilities since these are client assets and liabilities.

(b)

Senior and subordinated notes issued by CLO vehicles are classified based on the more observable fair value of CLO assets less (1) the fair value of any beneficial interests held by Blackstone, and (2) the carrying value of any beneficial interests that represent compensation for services.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2018:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities	$138,725	Discounted Cash Flows	Discount Rate	7.1% - 26.1%	12.6%
			Revenue CAGR	-0.8% - 32.4%	6.6%
			Book Value Multiple	0.9x - 9.5x	8.3x
			Exit Capitalization Rate	5.0% - 11.4%	8.0%
			Exit Multiple - EBITDA	0.1x - 17.5x	10.3x
			Exit Multiple - NOI	12.8x	N/A
			Exit Multiple - P/E	17.0x	N/A
	21,050	Market Comparable Companies	Book Value Multiple	0.8x - 8.0x	1.3x
			Dollar/Acre Multiple	$7.0 - $44.1	$32.9
	21,492	Other	N/A	N/A	N/A
	20,250	Transaction Price	N/A	N/A	N/A
	49	Third Party Pricing	N/A	N/A	N/A

Partnership and LLC Interests	295,251	Discounted Cash Flows	Discount Rate	4.1% - 26.5%	9.7%
			Revenue CAGR	-1.1% - 48.4%	26.9%
			Book Value Multiple	8.5x - 9.3x	9.2x
			Exit Capitalization Rate	2.9% - 15.0%	6.3%
			Exit Multiple - EBITDA	0.1x - 15.3x	10.0x
			Exit Multiple - NOI	13.3x	N/A
	9,444	Market Comparable Companies	Book Value Multiple	1.1x	N/A
			Dollar/Acre Multiple	$5.3 - $12.0	$7.5
	9,390	Other	N/A	N/A	N/A
	41,188	Transaction Price	N/A	N/A	N/A

Debt Instruments	8,342	Discounted Cash Flows	Discount Rate	7.0% - 19.3%	9.8%
			Revenue CAGR	0.7%	N/A
			Exit Multiple - EBITDA	6.5x	N/A
	120,843	Third Party Pricing	N/A	N/A	N/A
	4,634	Transaction Price	N/A	N/A	N/A

Assets of Consolidated CLO Vehicles	41	Discounted Cash Flows	Discount Rate	5.0%	N/A
	673,317	Third Party Pricing	N/A	N/A	N/A

Total Investments of Consolidated Blackstone Funds	1,364,016

continued ...

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Corporate Treasury Investments	$7,947	Discounted Cash Flows	Discount Rate	4.4% - 7.5%	6.6%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months - 21 Months	13 Months
			Recovery Rate	17.5% - 70.0%	67.7%
			Reinvestment Rate	LIBOR + 400 bps	N/A
	16,621	Third Party Pricing	N/A	N/A	N/A
Loans and Receivables	304,173	Discounted Cash Flows	Discount Rate	6.1% - 12.8%	8.7%
Other Investments	26,631	Discounted Cash Flows	Discount Rate	1.0% - 15.0%	2.8%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	70.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
	4,986	Transaction Price	N/A	N/A	N/A

	$1,724,374

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

continued ...

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

The following tables summarize the changes in financial assets and liabilities measured at fair value for which the Partnership has used Level III inputs to determine fair value and does not include gains or losses that were reported in Level III in prior years or for instruments that were transferred out of Level III prior to the end of the respective reporting period. Total realized and unrealized gains and losses recorded for Level III investments are reported in either Investment Income (Loss) or Net Gains from Fund Investment Activities in the Consolidated Statements of Operations.

	Level III Financial Assets at Fair Value Year Ended December 31,
	2018				2017
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total
Balance, Beginning of Period	$1,029,371	$239,659	$119,642	$1,388,672	$685,873	$211,359	$130,588	$1,027,820
Transfer In Due to Consolidation and Acquisition	50,043	—	—	50,043	34,651	—	—	34,651
Transfer Out Due to Deconsolidation	(217,182)	—	—	(217,182)	(38,629)	—	—	(38,629)
Transfer In to Level III (b)	190,497	—	8,484	198,981	59,473	—	27,127	86,600
Transfer Out of Level III (b)	(127,829)	—	(56,534)	(184,363)	(168,986)	—	(22,111)	(191,097)
Purchases	862,844	1,016,838	28,041	1,907,723	869,817	856,042	25,335	1,751,194
Sales	(457,824)	(953,538)	(43,213)	(1,454,575)	(473,178)	(835,426)	(54,039)	(1,362,643)
Settlements	—	(22,285)	(73)	(22,358)	—	(12,584)	(1,573)	(14,157)
Changes in Gains (Losses) Included in Earnings	34,096	23,499	(162)	57,433	60,350	20,268	14,315	94,933

Balance, End of Period	$1,364,016	$304,173	$56,185	$1,724,374	$1,029,371	$239,659	$119,642	$1,388,672

Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	$(4,378)	$—	$2,439	$(1,939)	$14,083	$21,482	$(91)	$35,474

(a)	Represents corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.

There were no Level III financial liabilities as of and for the year ended December 31, 2018 and 2017.

9.	VARIABLE INTEREST ENTITIES

Pursuant to GAAP consolidation guidance, the Partnership consolidates certain VIEs for which it is determined that the Partnership is the primary beneficiary either directly or indirectly, through a consolidated entity or affiliate. VIEs include certain private equity, real estate, credit-focused or funds of hedge funds entities and CLO vehicles. The purpose

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

of such VIEs is to provide strategy specific investment opportunities for investors in exchange for management and performance based fees. The investment strategies of the Blackstone Funds differ by product; however, the fundamental risks of the Blackstone Funds have similar characteristics, including loss of invested capital and loss of management fees and performance based fees. In Blackstone’s role as general partner, collateral manager or investment adviser, it generally considers itself the sponsor of the applicable Blackstone Fund. The Partnership does not provide performance guarantees and has no other financial obligation to provide funding to consolidated VIEs other than its own capital commitments.

The assets of consolidated variable interest entities may only be used to settle obligations of these entities. In addition, there is no recourse to the Partnership for the consolidated VIEs’ liabilities including the liabilities of the consolidated CLO vehicles.

During the twelve months ended December 31, 2018, the Partnership’s ownership interest in certain CLO and other vehicles originated outside of the U.S. was diluted such that the Partnership determined that it was no longer the primary beneficiary of these VIEs and deconsolidated these vehicles. As of the date of deconsolidation, the Partnership’s Total Assets, Total Liabilities and Non-Controlling Interests in Consolidated Entities were reduced by $8.9 billion, $8.7 billion and $196.1 million, respectively. The Partnership will continue to receive management fees and Performance Allocations from these vehicles following the dilution of its ownership interest.

The Partnership holds variable interests in certain VIEs which are not consolidated as it is determined that the Partnership is not the primary beneficiary. The Partnership’s involvement with such entities is in the form of direct equity interests and fee arrangements. The maximum exposure to loss represents the loss of assets recognized by Blackstone relating to non-consolidated VIEs, and any clawback obligation relating to previously distributed Performance Allocations. The Partnership’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	December 31,
	2018	2017
Investments	$942,700	$805,501
Accounts Receivable	—	15,760
Due from Affiliates	254,744	81,465
Potential Clawback Obligation	159,691	98,331

Maximum Exposure to Loss	$1,357,135	$1,001,057

Amounts Due to Non-Consolidated VIEs	$207	$179

10.	REPURCHASE AGREEMENTS

At December 31, 2018, the Partnership pledged securities with a carrying value of $279.5 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

At December 31, 2017, the Partnership pledged securities with a carrying value of $169.7 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables provide information regarding the Partnership’s Repurchase Agreements obligation by type of collateral pledged:

	December 31, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$42,908	$144,731	$34,563	$222,202

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 12. “Offsetting of Assets and Liabilities”					$222,202

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 12. “Offsetting of Assets and Liabilities”					$—

	December 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$22,756	$96,084	$—	$118,840

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 12. “Offsetting of Assets and Liabilities”					$118,840

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 12. “Offsetting of Assets and Liabilities”					$—

11.	OTHER ASSETS AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Other Assets consists of the following:

	December 31,
	2018	2017
Furniture, Equipment and Leasehold Improvements	$360,571	$345,875
Less: Accumulated Depreciation	(240,199)	(219,309)

Furniture, Equipment and Leasehold Improvements, Net	120,372	126,566
Prepaid Expenses	110,732	78,723
Freestanding Derivatives	44,918	4,443
Other	18,226	32,965

	$294,248	$242,697

Depreciation expense of $23.9 million, $25.2 million and $32.0 million related to furniture, equipment and leasehold improvements for the years ended December 31, 2018, 2017 and 2016, respectively, is included in General, Administrative and Other in the Consolidated Statements of Operations.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Accounts Payable, Accrued Expenses and Other Liabilities includes $15.6 million and $27.2 million as of December 31, 2018 and 2017, respectively, relating to redemptions that were legally payable to investors of the consolidated Blackstone Funds and $311.4 million and $1.5 billion, respectively, of payables relating to unsettled purchases.

12.	OFFSETTING OF ASSETS AND LIABILITIES

The following tables present the offsetting of assets and liabilities as of December 31, 2018:

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments (a)	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$45,416	$37,788	$5,547	$2,081

	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments (a)	Cash Collateral Pledged	Net Amount
Liabilities
Freestanding Derivatives	$52,844	$35,905	$15,377	$1,562
Repurchase Agreements	222,202	222,202	—	—

	$275,046	$258,107	$15,377	$1,562

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

Notional Pooling Arrangement

Blackstone has a notional cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of December 31, 2018, the aggregate cash balance on deposit relating to the cash pooling arrangement was $1.4 billion, which was offset with an accompanying overdraft of $1.4 billion.

13.	BORROWINGS

On September 21, 2018, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of the Partnership, entered into an amended and restated $1.6 billion revolving credit facility (the “Credit Facility”) with Citibank, N.A., as administrative agent, and the lenders party thereto. The amendment and restatement among other things, increased the amount of available borrowings and extended the maturity date from August 31, 2021 to September 21, 2023.

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

	December 31,
	2018			2017
	Credit Available	Borrowing Outstanding	Weighted Average Interest Rate	Credit Available	Borrowing Outstanding	Weighted Average Interest Rate
Revolving Credit Facility (a)	$1,600,000	$—	0.75%	$1,500,000	$683	0.88%
Blackstone Issued Senior Notes (b)
5.875%, Due 3/15/2021	400,000	400,000	5.88%	400,000	400,000	5.88%
4.750%, Due 2/15/2023	400,000	400,000	4.75%	400,000	400,000	4.75%
2.000%, Due 5/19/2025	344,010	344,010	2.00%	360,150	360,150	2.00%
1.000%, Due 10/5/2026	688,020	688,020	1.00%	720,300	720,300	1.00%
3.150%, Due 10/2/2027	300,000	300,000	3.15%	300,000	300,000	3.15%
6.250%, Due 8/15/2042	250,000	250,000	6.25%	250,000	250,000	6.25%
5.000%, Due 6/15/2044	500,000	500,000	5.00%	500,000	500,000	5.00%
4.450%, Due 7/15/2045	350,000	350,000	4.45%	350,000	350,000	4.45%
4.000%, Due 10/2/2047	300,000	300,000	4.00%	300,000	300,000	4.00%

	5,132,030	3,532,030	3.79%	5,080,450	3,581,133	3.76%
Blackstone Fund Facilities (c)	—	—	—	2,803	2,803	2.79%
CLO Vehicles (d)	6,863,285	6,863,285	4.00%	11,583,607	11,583,607	2.32%

	$11,995,315	$10,395,315	3.93%	$16,666,860	$15,167,543	2.54%

(a)

The Issuer has a Credit Facility with Citibank, N.A., as Administrative Agent in the amount of $1.6 billion with a maturity date of September 21, 2023. Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee. The Weighted Average Interest Rate presented here represents the margin above adjusted LIBOR. The margin is subject to change based on Blackstone’s credit rating. Borrowings may also be made in U.K. sterling, euros, Swiss francs, Japanese yen or Canadian dollars, in each case subject to certain sub-limits. The Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee-earning assets under management, each tested quarterly. The Borrowing Outstanding at each date represent outstanding but undrawn letters of credit against the credit facility.

(b)

The Issuer has issued long term borrowings in the form of senior notes (the “Notes”). The Notes are unsecured and unsubordinated obligations of the Issuer. The Notes are fully and unconditionally guaranteed, jointly and severally, by the Partnership, Blackstone Holdings (the “Guarantors”), and the Issuer. The guarantees are unsecured and unsubordinated obligations of the Guarantors. Transaction costs related to the issuance of the Notes have been deducted from the Note liability and are being amortized over the life of the Notes. The indentures include covenants, including limitations on the Issuer’s and the Guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indentures also provide for events of default and further provide that the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding Notes may declare the Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the Notes and any accrued and unpaid interest on the Notes automatically become due and payable. All or a portion of the Notes may be redeemed at the Issuer’s option in whole or in part, at any time and from time to time, prior to their

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

stated maturity, at the make-whole redemption price set forth in the Notes. If a change of control repurchase event occurs, the holders of the Notes may require the Issuer to repurchase the Notes at a repurchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased plus any accrued and unpaid interest on the Notes repurchased to, but not including, the date of repurchase. Interest expense on the Notes was $136.7 million, $200.4 million and $145.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.
(c)

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

(d)

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

	December 31,
	2018		2017
Senior Notes	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
5.875%, Due 3/15/2021	$398,947	$421,720	$398,514	$438,320
4.750%, Due 2/15/2023	395,166	417,600	394,137	434,200
2.000%, Due 5/19/2025	339,959	352,197	355,425	385,433
1.000%, Due 10/5/2026	679,193	647,564	709,871	711,440
3.150%, Due 10/2/2027	296,717	285,030	296,399	295,320
6.250%, Due 8/15/2042	238,221	289,225	238,019	328,200
5.000%, Due 6/15/2044	488,747	490,150	488,536	574,100
4.450%, Due 7/15/2045	344,038	329,770	343,925	372,575
4.000%, Due 10/2/2047	290,163	262,800	289,989	296,940

	$3,471,151	$3,496,056	$3,514,815	$3,836,528

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Included within Loans Payable and Due to Affiliates within the Consolidated Statements of Financial Condition are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. Borrowings through the consolidated CLO vehicles consisted of the following:

	December 31,
	2018				2017
	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Borrowing Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes	$6,531,550	4.20%		7.5	$10,689,240	2.35%		4.1
Subordinated Notes	331,735	(a	)	N/A	894,367	(a	)	N/A

	$6,863,285				$11,583,607

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

Senior Secured Notes and Subordinated Notes comprise the following amounts:

	December 31,
	2018			2017
		Amounts Due to Non- Consolidated Affiliates			Amounts Due to Non- Consolidated Affiliates
	Fair Value	Borrowing Outstanding	Fair Value	Fair Value	Borrowing Outstanding	Fair Value
Senior Secured Notes	$6,476,434	$3,250	$3,201	$10,595,652	$1,000	$996
Subordinated Notes	60,289	111,659	52,811	743,554	53,400	40,390

	$6,536,723	$114,909	$56,012	$11,339,206	$54,400	$41,386

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities. As of December 31, 2018 and 2017, the fair value of the consolidated CLO assets was $7.1 billion and $13.4 billion, respectively.

As part of Blackstone’s borrowing arrangements, the Partnership is subject to certain financial and operating covenants. The Partnership was in compliance with all of its loan covenants as of December 31, 2018.

Scheduled principal payments for borrowings at December 31, 2018 are as follows:

	Operating Borrowings	Blackstone Fund Facilities / CLO Vehicles	Total Borrowings
2019	$—	$—	$—
2020	—	—	—
2021	400,000	—	400,000
2022	—	—	—
2023	400,000	—	400,000
Thereafter	2,732,030	6,863,285	9,595,315

	$3,532,030	$6,863,285	$10,395,315

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

14.	INCOME TAXES

The Income Before Provision for Taxes consists of the following:

	Year Ended December 31,
	2018	2017	2016
Income Before Provision for Taxes
U.S. Domestic Income	$3,308,202	$3,956,339	$2,214,974
Foreign Income	204,739	161,750	166,630

	$3,512,941	$4,118,089	$2,381,604

The Provision for Taxes consists of the following:

	Year Ended December 31,
	2018	2017	2016
Current
Federal Income Tax	$73,525	$31,457	$32,383
Foreign Income Tax	42,128	36,083	17,322
State and Local Income Tax	53,961	40,507	32,572

	169,614	108,047	82,277

Deferred
Federal Income Tax	59,924	613,518	42,042
Foreign Income Tax	(2,518)	(34)	363
State and Local Income Tax	22,370	21,616	7,680

	79,776	635,100	50,085

Provision for Taxes	$249,390	$743,147	$132,362

The following table summarizes Blackstone’s tax position:

	Year Ended December 31,
	2018	2017	2016
Income Before Provision for Taxes	$3,512,941	$4,118,089	$2,381,604
Provision for Taxes	$249,390	$743,147	$132,362
Effective Income Tax Rate	7.1%	18.0%	5.6%

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

	Year Ended December 31,
	2018	2017	2016
Statutory U.S. Federal Income Tax Rate	21.0%	35.0%	35.0%
Income Passed Through to Common Unitholders and Non-Controlling Interest Holders (a)	-15.5%	-25.9%	-28.6%
State and Local Income Taxes	1.8%	1.5%	1.3%
Equity-Based Compensation	—	-0.1%	-0.2%
Impact of the Tax Reform Bill	—	8.3%	—
Other	-0.2%	-0.8%	-1.9%

Effective Income Tax Rate	7.1%	18.0%	5.6%

(a)	Includes income that is not taxable to the Partnership and its subsidiaries. Such income is directly taxable to the Partnership’s unitholders and the non-controlling interest holders.

U.S. federal income tax reform legislation, known as the Tax Cuts and Jobs Act, was signed into law on December 22, 2017 (the “Tax Reform Bill”). In December 2017 the SEC staff issued guidance on accounting for the tax effects of the Tax Reform Bill, which provided that the income tax effects of those aspects of the Tax Reform Bill for which the Partnership’s accounting for income taxes was complete must be reflected in that current period. The Tax Reform Bill reduced the corporate federal income tax rate from 35% to 21% effective January 1, 2018. Consequently, the Partnership recorded a decrease related to the net deferred tax assets of $500.6 million with a corresponding net adjustment to deferred income tax expense of $500.6 million for the year ended December 31, 2017. The remeasurement was partially offset by a $160.3 million tax benefit resulting from the $403.9 million reduction to the liability under the Tax Receivable Agreement resulting from the reduction of the federal income tax rate. The net impact to the 2017 effective tax rate was an 8.3% increase. During the quarter ended December 31, 2018 the Partnership completed its accounting for the income tax effects for the Tax Reform Bill, and no significant adjustments were made to the provisional amounts previously recorded.

Further, the Tax Reform Bill includes a one-time deemed repatriation on undistributed foreign earnings and profits (referred to as the transition tax), which was not material to the Partnership.

The Tax Reform Bill also established new tax laws that became effective with the tax year beginning January 1, 2018, including, but not limited to, a new provision designed to tax global intangible low-taxed income, a tax determined by base erosion and anti-tax abuse tax benefits from certain payments between a U.S. corporation and foreign subsidiaries and interest expense limitation. The net effect on the 2018 provision for income taxes for these provisions are immaterial.

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

	December 31,
	2018	2017
Deferred Tax Assets
Fund Management Fees	$6,955	$9,938
Equity-Based Compensation	69,484	54,699
Amortization and Depreciation	768,984	754,924
Net Operating Loss Carry Forward	—	8,885

Total Deferred Tax Assets	845,423	828,446

Deferred Tax Liabilities
Unrealized Gains from Investments	71,472	65,883
Other	34,469	36,593

Total Deferred Tax Liabilities	105,941	102,476

Net Deferred Tax Assets	$739,482	$725,970

Future realization of tax benefits depends on the expectation of taxable income within a period of time that the tax benefits will reverse. The Partnership has recorded a significant deferred tax asset for the future amortization of tax basis intangibles acquired from the predecessor owners and current owners. The amortization period for these tax basis intangibles is 15 years; accordingly, the related deferred tax assets will reverse over the same period. The Partnership had a taxable loss of $43.2 million and $10.3 million for the years ended December 31, 2015 and 2016, respectively, of which $10.3 million was carried back and utilized against taxable income generated in the tax year ended December 31, 2014. $43.2 million together with the taxable loss of $18.6 million generated for the year ended December 31, 2017 were fully realized in the tax year ended December 31, 2018. The Partnership has no taxable loss carryforward as of December 31, 2018. The Partnership has considered the 15 year amortization period for the tax basis intangibles in evaluating whether it should establish a valuation allowance.

In evaluating its ability to utilize deferred tax assets, the Partnership considers projections of taxable income, beginning with historic results and incorporating assumptions of the amount of future pretax operating income. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates that the Partnership uses to manage its business. At this time, the Partnership’s projections of future taxable income indicate that it is more likely than not that the benefits from the deferred tax asset will be realized. Therefore, the Partnership has determined that no valuation allowance is needed at December 31, 2018.

Currently, the Partnership does not believe it meets the indefinite reversal criteria that would cause the Partnership to not recognize a deferred tax liability with respect to its foreign subsidiaries. Where applicable, Blackstone will record a deferred tax liability for any outside basis difference of an investment in a foreign subsidiary.

Blackstone files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, Blackstone is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2018, Blackstone’s U.S. federal income tax returns for the years 2015 through 2017 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2014 through 2017. The City of New York is examining certain other subsidiaries’ tax returns for the years 2007 through 2014. The Income Tax Department of the Government of India

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

is examining the tax returns of the Indian subsidiaries for the years 2008 and 2009. HM Revenue and Customs in the U.K. is examining certain U.K. subsidiaries’ tax returns for 2011. Blackstone believes that during 2019 certain tax examinations have a reasonable possibility of being completed and does not expect the results of these examinations to have a material impact on the consolidated financial statements.

Blackstone’s unrecognized tax benefits, excluding related interest and penalties, were:

	December 31,
	2018	2017	2016
Unrecognized Tax Benefits — January 1	$11,454	$3,581	$15,698
Additions based on Tax Positions Related to Current Year	—	—	902
Reductions for Tax Positions of Current Year	—	—	(851)
Additions for Tax Positions of Prior Years	9,671	11,167	—
Reductions for Tax Positions of Prior Years	(323)	(1,860)	(7,837)
Reductions for Tax Positions as a Result of a Lapse of the Applicable Statute of Limitations	—	—	(3,774)
Settlements	—	(1,382)	(357)
Exchange Rate Fluctuations	62	(52)	(200)

Unrecognized Tax Benefits — December 31	$20,864	$11,454	$3,581

If the above tax benefits were recognized, $20.9 million and $11.5 million for the years ended December 31, 2018 and 2017, respectively, would reduce the annual effective rate. Blackstone does not believe that it will have a material increase or decrease in its unrecognized tax benefits during the coming year.

The unrecognized tax benefits are recorded in Accounts Payable, Accrued Expense and Other Liabilities in the Consolidated Statements of Financial Condition.

Blackstone recognizes interest and penalties accrued related to unrecognized tax positions in General, Administrative and Other Expenses. During the years ended December 31, 2018, 2017 and 2016, $1.8 million, $(0.4) million and $(4.1) million of interest expense were accrued (reversed), respectively. During the years ended December 31, 2018, 2017 and 2016, no penalties were accrued.

Other Income — Reduction of the Tax Receivable Agreement Liability

In 2017, the $403.9 million Reduction of the Tax Receivable Agreement Liability was primarily attributable to the reduction in the corporate federal tax rate from 35% to 21% pursuant to the Tax Reform Bill.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

15.	NET INCOME PER COMMON UNIT

Basic and diluted net income per common unit for the years ended December 31, 2018, 2017 and 2016 was calculated as follows:

	Year Ended December 31,
	2018	2017	2016
Net Income for Per Common Unit Calculations
Net Income Attributable to The Blackstone Group L.P., Basic	$1,541,788	$1,471,374	$1,039,014
Incremental Net Income from Assumed Exchange of Blackstone Holdings Partnership Units	1,185,799	—	828,102

Net Income Attributable to The Blackstone Group L.P., Diluted	$2,727,587	$1,471,374	$1,867,116

Units Outstanding
Weighted-Average Common Units Outstanding, Basic	678,850,245	665,453,198	649,475,264
Weighted-Average Unvested Deferred Restricted Common Units	226,487	793,648	1,445,277
Weighted-Average Blackstone Holdings Partnership Units	527,886,114	—	544,194,049

Weighted-Average Common Units Outstanding, Diluted	1,206,962,846	666,246,846	1,195,114,590

Net Income Per Common Unit, Basic	$2.27	$2.21	$1.60

Net Income Per Common Unit, Diluted	$2.26	$2.21	$1.56

Distributions Declared Per Common Unit (a)	$2.42	$2.32	$1.66

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

The following table summarizes the anti-dilutive securities for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Weighted-Average Blackstone Holdings Partnership Units	—	533,982,613	—

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

During the years ended December 31, 2017 and 2016, no units were repurchased. During the year ended December 31, 2018, Blackstone repurchased 16.0 million Blackstone common units at a total cost of $541.5 million. As of December 31, 2018, the amount remaining available for repurchases under this program was $458.5 million.

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

For the years ended December 31, 2018, 2017 and 2016 the Partnership recorded compensation expense of $366.9 million, $338.7 million, and $323.7 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $59.0 million, $47.1 million, and $33.8 million, respectively.

As of December 31, 2018, there was $846.5 million of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 3.8 years.

Total vested and unvested outstanding units, including Blackstone common units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,196,679,968 as of December 31, 2018. Total outstanding unvested phantom units were 49,155 as of December 31, 2018.

A summary of the status of the Partnership’s unvested equity-based awards as of December 31, 2018 and of changes during the period January 1, 2018 through December 31, 2018 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
Unvested Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Common Units	Weighted- Average Grant Date Fair Value	Phantom Units	Weighted- Average Grant Date Fair Value
Balance, December 31, 2017	30,023,189	$35.26	9,019,974	$30.03	44,196	$31.85
Granted	13,011,587	32.80	5,234,541	32.61	9,408	36.87
Vested	(9,350,183)	34.35	(4,538,236)	30.02	(6,796)	35.98
Forfeited	(2,130,466)	37.15	(404,011)	30.85	—	—

Balance, December 31, 2018	31,554,127	$34.38	9,312,268	$31.43	46,808	$34.66

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Units Expected to Vest

The following unvested units, after expected forfeitures, as of December 31, 2018, are expected to vest:

	Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	27,284,548	3.5
Deferred Restricted Blackstone Common Units	8,034,354	2.2

Total Equity-Based Awards	35,318,902	3.2

Phantom Units	38,474	2.5

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

The fair values of deferred restricted common units have been derived based on the closing price of Blackstone’s common units on the date of the grant, multiplied by the number of unvested awards and expensed over the assumed service period, which ranges from 1 to 5 years. Additionally, the calculation of the compensation expense assumes forfeiture rates based upon historical turnover rates, ranging from 1.0% to 12.5% annually by employee class, and a per unit discount, ranging from $0.50 to $10.88.

The phantom units vest over the assumed service period, which ranges from 1 to 5 years. On each such vesting date, Blackstone delivered or will deliver cash to the holder in an amount equal to the number of phantom units held multiplied by the then fair market value of the Blackstone common units on such date. Additionally, the calculation of the compensation expense assumes a forfeiture rate based upon a historical turnover rate of 9.2% annually by employee class. Blackstone is accounting for these cash settled awards as a liability.

Blackstone paid $0.2 million, $0.3 million and $0.2 million to non-senior managing director employees in settlement of phantom units for the years ended December 31, 2018, 2017 and 2016, respectively.

Blackstone Holdings Partnership Units

The Partnership has granted deferred restricted Blackstone Holdings Partners Units to certain newly hired and pre-existing senior managing directors. Holders of deferred restricted Blackstone Holdings Partnership Units are not entitled to any voting rights.

The fair values of deferred restricted Blackstone Holdings Partnership Units have been derived based on the closing price of Blackstone’s common units on the date of the grant, multiplied by the number of unvested awards and expensed over the assumed service period, which ranges from 1 to 7 years. Additionally, the calculation of the compensation expense assumes forfeiture rates ranging from 6.6% to 9.2%, based on historical experience.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

17.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

Due from Affiliates and Due to Affiliates consisted of the following:

	December 31,
	2018	2017
Due from Affiliates
Management Fees, Performance Revenues, Reimbursable Expenses and other receivables from Non-Consolidated Entities and Portfolio Companies	$1,520,100	$1,616,148
Due From Certain Non-Controlling Interest Holders and Blackstone Employees	462,475	410,877
Accrual for Potential Clawback of Previously Distributed Performance Allocations	11,548	1,112

	$1,994,123	$2,028,137

	December 31,
	2018	2017
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$796,902	$715,734
Due to Non-Consolidated Entities	99,728	90,038
Due to Note-Holders of Consolidated CLO Vehicles	56,012	41,386
Due to Certain Non-Controlling Interest Holders and Blackstone Employees	53,613	87,829
Accrual for Potential Repayment of Previously Received Performance Allocations	29,521	2,171

	$1,035,776	$937,158

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties

The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of December 31, 2018 and 2017, such investments aggregated $842.9 million and $813.2 million, respectively. Their share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $63.6 million, $113.9 million and $79.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Loans to Affiliates

Loans to affiliates consist of interest bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $5.4 million, $3.4 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Contingent Repayment Guarantee

Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of December 31, 2018. See Note 18. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.

Aircraft and Other Services

In the normal course of business, Blackstone personnel make use of aircraft owned as personal assets by Stephen A. Schwarzman; an aircraft owned jointly as a personal asset by Hamilton E. James, Blackstone’s Executive Vice Chairman and a Director of Blackstone, and another senior managing director; an aircraft owned as a personal asset by Jonathan D. Gray, Blackstone’s President and Chief Operating Officer and a Director of Blackstone; and an aircraft owned jointly as a personal asset by Bennett J. Goodman, Co-Founder of GSO Capital and a Director of Blackstone, and a former senior managing director (each such aircraft, “Personal Aircraft”). Mr. Schwarzman paid for his purchases of his Personal Aircraft himself. Mr. James paid for his interest in his jointly owned Personal Aircraft. Mr. Goodman paid for his interest in his jointly owned Personal Aircraft. Mr. Gray paid for his purchase of his Personal Aircraft himself. Mr. Schwarzman, Mr. James, Mr. Goodman and Mr. Gray respectively bear operating, personnel and maintenance costs associated with the operation of such Personal Aircraft. Payment by Blackstone for the use of the Personal Aircraft by Blackstone employees is made based on market rates.

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

As a result of the Tax Reform Bill, there was a reduction of $403.9 million of the tax receivable agreement liability due to the pre-IPO owners and others mentioned above. Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $796.9 million over the next 15 years. The after-tax net present value of these estimated payments totals $309.2 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above. Subsequent to December 31, 2018, payments totaling $87.3 million were made to certain pre-IPO owners and others mentioned above in accordance with the tax receivable agreement and related to tax benefits the Partnership received for the 2016 and 2017 taxable years.

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

Commitments

Operating Leases

The Partnership enters into non-cancelable lease and sublease agreements primarily for office space, which expire on various dates through 2030. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord, and are recognized on a straight-line basis over the term of the lease agreement. Rent expense includes base contractual rent and variable costs such as building expenses, utilities, taxes and insurance. Rent expense for the years ended December 31, 2018, 2017 and 2016, was $109.9 million, $104.7 million and $97.2 million, respectively. At December 31, 2018 and 2017, the Partnership maintained irrevocable standby letters of credit and cash deposits as security for the leases of $7.9 million and

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

$8.9 million, respectively. As of December 31, 2018, the aggregate minimum future payments, net of sublease income, required on the operating leases are as follows:

2019	$78,506
2020	72,191
2021	80,914
2022	79,094
2023	77,248
Thereafter	273,347

Total	$661,300

Investment Commitments

Blackstone had $2.6 billion of investment commitments as of December 31, 2018 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $94.5 million as of December 31, 2018 which includes $24.9 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Regulated Entities

Certain U.S. and non-U.S. entities are subject to various investment adviser and other financial regulatory rules and requirements that may include minimum net capital requirements. These entities have continuously operated in excess of these requirements. This includes a number of U.S. entities that are registered as investment advisers with the SEC.

These regulatory capital requirements may restrict the Partnership’s ability to withdraw capital from its entities. At December 31, 2018, $39.4 million of net assets of consolidated entities may be restricted as to the payment of cash dividends and advances to the Partnership.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $31.3 million as of December 31, 2018.

The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to Blackstone Group International Partners LLP. The amount guaranteed as of December 31, 2018 was $198.3 million.

Litigation

Blackstone may from time to time be involved in litigation and claims incidental to the conduct of its business. Blackstone’s businesses are also subject to extensive regulation, which may result in regulatory proceedings against the Partnership.

Blackstone accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Although there can be no assurance of the outcome of such legal actions, based on information known by

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

management, Blackstone does not have a potential liability related to any current legal proceeding or claim that would individually or in the aggregate materially affect its results of operations, financial position or cash flows.

In December 2017, a purported derivative suit (Mayberry v. KKR & Co., L.P., et al.) was filed in the Commonwealth of Kentucky Franklin County Circuit Court on behalf of the Kentucky Retirement System (“KRS”) by eight of its members and beneficiaries alleging various breaches of fiduciary duty and other violations of Kentucky state law in connection with KRS’s investment in three hedge funds of funds, including a fund managed by Blackstone Alternative Asset Management L.P. (“BAAM L.P.”). The suit names more than 30 defendants, including The Blackstone Group L.P.; BAAM L.P.; Stephen A. Schwarzman, as Chairman and CEO of Blackstone; and J. Tomilson Hill, as then-President and CEO of the Hedge Fund Solutions Group, Vice Chairman of Blackstone and CEO of BAAM (collectively, the “Blackstone Defendants”). Aside from the Blackstone Defendants, the action also names current and former KRS trustees and former KRS officers and various other service providers to KRS and their related persons.

The plaintiffs filed an amended complaint in January 2018. In November 2018, the Circuit Court granted one defendant’s motion to dismiss and denied all other defendants’ motions to dismiss, including those of the Blackstone Defendants. In January 2019, certain of the KRS trustee and officer defendants noticed appeals from the denial of the motions to dismiss to the Kentucky Court of Appeals, and also filed a motion to stay the Mayberry proceedings in Circuit Court pending the outcome of those appeals. In addition, several defendants, including Blackstone and BAAM L.P., filed petitions in the Kentucky Court of Appeals for a writ of prohibition against the ongoing Mayberry proceedings on the ground that the plaintiffs lack standing.

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

The following table presents the clawback obligations by segment:

	December 31,
	2018			2017
Segment	Blackstone Holdings	Current and Former Personnel (a)	Total	Blackstone Holdings	Current and Former Personnel	Total
Real Estate	$15,770	$10,053	$25,823	$—	$—	$—
Private Equity	13,296	(12,448)	848	—	—	—
Credit	1,355	1,495	2,850	1,059	1,112	2,171

	$30,421	$(900)	$29,521	$1,059	$1,112	$2,171

(a)	The split of clawback between Blackstone Holdings and Current and Former Personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

For Private Equity, Real Estate, and certain Credit Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At December 31, 2018, $675.3 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

In the Credit segment, payment of Performance Allocations to the Partnership by the majority of the stressed/distressed, mezzanine and credit alpha strategies funds are substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.

If, at December 31, 2018, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $7.0 billion, on an after tax basis where applicable, of which Blackstone Holdings is potentially liable for $6.4 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.

19.	SEGMENT REPORTING

Blackstone transacts its primary business in the United States and substantially all of its revenues are generated domestically.

Blackstone conducts its alternative asset management businesses through four segments:

•

Real Estate — Blackstone’s Real Estate segment primarily comprises its management of global, Europe and Asia-focused opportunistic real estate funds, high yield real estate debt funds, liquid real estate debt funds, core+ real estate funds, a NYSE-listed REIT and a non-exchange traded REIT.

•

Private Equity — Blackstone’s Private Equity segment primarily comprises its management of flagship corporate private equity funds, sector and geographically-focused corporate private equity funds, including energy and Asia-focused funds, a core private equity fund, an opportunistic investment platform, a secondary fund of funds business, infrastructure-focused funds, a life sciences private investment platform, a multi-asset investment program for eligible high net worth investors and a capital markets services business.

•

Hedge Fund Solutions — The largest component of Blackstone’s Hedge Fund Solutions segment is Blackstone Alternative Asset Management, which manages a broad range of commingled and customized hedge fund of fund solutions. The segment also includes investment platforms that seed new hedge fund businesses, purchase minority ownership interests in more established hedge funds, invest in special situation opportunities, create alternative solutions in the form of mutual funds and UCITS and trade directly.

•

Credit — Blackstone’s Credit segment consists principally of GSO Capital Partners LP, which is organized into performing credit strategies (which include mezzanine lending funds, middle market direct lending funds and other performing credit strategy funds), distressed strategies (which include credit alpha strategies, stressed/distressed funds and energy strategies) and long only strategies (which consist of CLOs, closed end funds, open end funds and separately managed accounts). In addition, the segment includes a publicly traded master limited partnership investment platform, Harvest, and our insurer-focused platform, Blackstone Insurance Solutions.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

These business segments are differentiated by their various investment strategies. The Real Estate, Private Equity, Hedge Fund Solutions and Credit segments primarily earn their income from management fees and investment returns on assets under management.

Effective as of and for the three months ended December 31, 2018, Blackstone senior management determined that Segment Distributable Earnings, and not Economic Income, is the measure that it uses to assess the performance of its business segments. Segment Distributable Earnings is used by management to make operating decisions, allocate resources and determine the compensation of employees across all of its business segments. All prior periods have been recast to reflect these updates.

Segment Distributable Earnings is Blackstone’s segment profitability measure used to make operating decisions and assess performance across Blackstone’s four segments. Blackstone’s segments are presented on a basis that deconsolidates Blackstone Funds, eliminates non-controlling ownership interests in Blackstone’s consolidated Operating Partnerships, removes the amortization of intangible assets and removes Transaction-Related Charges. Transaction-Related Charges arise from corporate actions including acquisitions, divestitures and Blackstone’s initial public offering. They consist primarily of equity-based compensation charges, gains and losses on contingent consideration arrangements, changes in the balance of the tax receivable agreement resulting from a change in tax law or similar event, transaction costs and any gains or losses associated with these corporate actions.

For segment reporting purposes, Distributable Earnings is presented along with its major components, Fee Related Earnings and Net Realizations. Fee Related Earnings is used to assess Blackstone’s ability to generate profits from revenues that are measured and received on a recurring basis and not subject to future realization events. Net Realizations is the sum of Realized Principal Investment Income and Realized Performance Revenues less Realized Performance Compensation. Performance Allocations and Incentive Fees are presented together and referred to collectively as Performance Revenues or Performance Compensation.

Segment Presentation

The following tables present the financial data for Blackstone’s four segments as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016.

	December 31, 2018 and the Twelve Months Then Ended
	Real Estate	Private Equity	Hedge Fund Solutions	Credit	Total Segments
Management and Advisory Fees, Net
Base Management Fees	$985,399	$785,223	$519,782	$553,921	$2,844,325
Transaction, Advisory and Other Fees, Net	152,513	58,165	3,180	15,640	229,498
Management Fee Offsets	(11,442)	(13,504)	(93)	(12,332)	(37,371)

Total Management and Advisory Fees, Net	1,126,470	829,884	522,869	557,229	3,036,452
Fee Related Performance Revenues	124,502	—	—	(666)	123,836
Fee Related Compensation	(459,430)	(375,446)	(162,172)	(219,098)	(1,216,146)
Other Operating Expenses	(146,260)	(133,096)	(77,772)	(131,200)	(488,328)

Fee Related Earnings	645,282	321,342	282,925	206,265	1,455,814

Realized Performance Revenues	914,984	757,406	42,419	96,962	1,811,771
Realized Performance Compensation	(284,319)	(318,167)	(21,792)	(53,863)	(678,141)
Realized Principal Investment Income	92,525	109,731	17,039	16,763	236,058

Total Net Realizations	723,190	548,970	37,666	59,862	1,369,688

Total Segment Distributable Earnings	$1,368,472	$870,312	$320,591	$266,127	$2,825,502

Segment Assets	$7,521,117	$7,548,544	$1,976,809	$3,592,356	$20,638,826

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31, 2017 and the Twelve Months Then Ended
	Real Estate	Private Equity	Hedge Fund Solutions	Credit	Total Segments
Management and Advisory Fees, Net
Base Management Fees	$872,191	$724,818	$516,048	$567,334	$2,680,391
Transaction, Advisory and Other Fees, Net	82,781	57,624	2,980	13,431	156,816
Management Fee Offsets	(15,934)	(18,007)	(93)	(32,382)	(66,416)

Total Management and Advisory Fees, Net	939,038	764,435	518,935	548,383	2,770,791
Fee Related Performance Revenues	79,500	—	—	89,945	169,445
Fee Related Compensation	(437,311)	(347,562)	(146,924)	(253,842)	(1,185,639)
Other Operating Expenses	(136,042)	(120,997)	(68,265)	(99,562)	(424,866)

Fee Related Earnings	445,185	295,876	303,746	284,924	1,329,731

Realized Performance Revenues	2,141,374	1,157,188	154,343	194,902	3,647,807
Realized Performance Compensation	(751,526)	(404,544)	(40,707)	(100,834)	(1,297,611)
Realized Principal Investment Income	255,903	154,837	9,074	16,380	436,194

Total Net Realizations	1,645,751	907,481	122,710	110,448	2,786,390

Total Segment Distributable Earnings	$2,090,936	$1,203,357	$426,456	$395,372	$4,116,121

Segment Assets	$7,585,002	$6,369,491	$2,107,441	$3,926,286	$19,988,220

	Twelve Months Ended December 31, 2016
	Real Estate	Private Equity	Hedge Fund Solutions	Credit	Total Segments
Management and Advisory Fees, Net
Base Management Fees	$795,161	$555,593	$521,736	$525,289	$2,397,779
Transaction, Advisory and Other Fees, Net	95,324	39,283	1,061	9,190	144,858
Management Fee Offsets	(7,322)	(34,810)	—	(37,512)	(79,644)

Total Management and Advisory Fees, Net	883,163	560,066	522,797	496,967	2,462,993
Fee Related Performance Revenues	18,178	—	—	83,252	101,430
Fee Related Compensation	(379,331)	(298,149)	(153,645)	(223,313)	(1,054,438)
Other Operating Expenses	(137,581)	(130,685)	(75,870)	(87,700)	(431,836)

Fee Related Earnings	384,429	131,232	293,282	269,206	1,078,149

Realized Performance Revenues	1,214,931	245,268	42,177	43,210	1,545,586
Realized Performance Compensation	(335,147)	(110,882)	(15,029)	(22,199)	(483,257)
Realized Principal Investment Income (Loss)	122,712	73,377	(7,224)	11,004	199,869

Total Net Realizations	1,002,496	207,763	19,924	32,015	1,262,198

Total Segment Distributable Earnings	$1,386,925	$338,995	$313,206	$301,221	$2,340,347

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Reconciliations of Total Segment Amounts

The following tables reconcile the Total Segment Revenues, Expenses and Distributable Earnings to their equivalent GAAP measure for the years ended December 31, 2018, 2017 and 2016 along with Total Assets as of December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	2016
Revenues
Total GAAP Revenues	$6,833,259	$7,145,015	$5,146,299
Less: Unrealized Performance Allocations (a)	(561,163)	105,432	(530,120)
Less: Unrealized Principal Investment (Income) Loss (b)	65,851	131,206	(20,421)
Less: Interest and Dividend Revenue (c)	(181,763)	(142,920)	(96,399)
Less: Other Revenue (d)	(89,468)	140,051	(54,712)
Impact of Consolidation (e)	(277,406)	(322,729)	(117,965)
Amortization of Intangibles (f)	1,548	1,548	1,548
Transaction-Related Charges (g)	(588,710)	(40,153)	(20,635)
Intersegment Eliminations	5,969	6,787	2,283

Total Segment Revenue (h)	$5,208,117	$7,024,237	$4,309,878

	Year Ended December 31,
	2018	2017	2016
Expenses
Total GAAP Expenses	$3,512,040	$3,752,378	$2,949,445
Less: Unrealized Performance Allocations Compensation (i)	(319,742)	(103,794)	(333,528)
Less: Equity Based Compensation (j)	(158,220)	(107,110)	(79,571)
Less: Interest Expense (k)	(159,838)	(192,838)	(148,022)
Impact of Consolidation (e)	(112,354)	(133,081)	(52,586)
Amortization of Intangibles (f)	(58,446)	(46,749)	(82,918)
Transaction-Related Charges (g)	(326,794)	(267,477)	(285,572)
Intersegment Eliminations	5,969	6,787	2,283

Total Segment Expenses (l)	$2,382,615	$2,908,116	$1,969,531

	Year Ended December 31,
	2018	2017	2016
Other Income
Total GAAP Other Income	$191,722	$725,452	$184,750
Impact of Consolidation (e)	(191,722)	(321,597)	(184,750)
Transaction-Related Charges (g)	—	(403,855)	—

Total Segment Other Income	$—	$—	$—

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Year Ended December 31,
	2018	2017	2016
Income Before Provision for Taxes
Total GAAP Income Before Provision for Taxes	$3,512,941	$4,118,089	$2,381,604
Less: Unrealized Performance Allocations (a)	(561,163)	105,432	(530,120)
Less: Unrealized Principal Investment (Income) Loss (b)	65,851	131,206	(20,421)
Less: Interest and Dividend Revenue (c)	(181,763)	(142,920)	(96,399)
Less: Other Revenue (d)	(89,468)	140,051	(54,712)
Plus: Unrealized Performance Allocations Compensation (i)	319,742	103,794	333,528
Plus: Equity Based Compensation (j)	158,220	107,110	79,571
Plus: Interest Expense (k)	159,838	192,838	148,022
Impact of Consolidation (e)	(356,774)	(511,245)	(250,129)
Amortization of Intangibles (f)	59,994	48,297	84,466
Transaction-Related Charges (g)	(261,916)	(176,531)	264,937

Total Segment Distributable Earnings	$2,825,502	$4,116,121	$2,340,347

	Year Ended December 31,
	2018	2017
Total Assets
Total GAAP Assets	$28,924,650	$34,415,919
Impact of Consolidation (e)	(8,285,824)	(14,427,699)

Total Segment Assets	$20,638,826	$19,988,220

Segment basis presents revenues and expenses on a basis that deconsolidates the investment funds Blackstone manages and excludes the amortization of intangibles and Transaction-Related Charges.

(a)	This adjustment removes Unrealized Performance Revenues on a segment basis.
(b)	This adjustment removes Unrealized Principal Investment Income (Loss) on a segment basis.
(c)	This adjustment removes Interest and Dividend Revenue on a segment basis.
(d)	This adjustment removes Other Revenue on a segment basis.
(e)

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

(f)

Amortization of intangibles consists of the amortization of transaction-related intangibles including intangibles associated with Blackstone’s investment in Pátria, which is accounted for under the equity method.

(g)

Transaction-Related Charges arise from corporate actions including acquisitions, divestitures, and Blackstone’s initial public offering. They consist primarily of equity-based compensation charges, gains and losses on contingent consideration arrangements, changes in the balance of the tax receivable agreement resulting from a change in tax law or similar event, transaction costs and any gains or losses associated with these corporate actions. For the year ended December 31, 2018, Transaction-Related Charges included $580.9 million of Other Revenues received upon the conclusion of Blackstone’s investment sub-advisory relationship with FS Investments’ funds.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(h)	Total Segment Revenues is comprised of the following:

	Year Ended December 31,
	2018	2017	2016
Total Segment Management and Advisory Fees, Net	$3,036,452	$2,770,791	$2,462,993
Total Segment Fee Related Performance Revenues	123,836	169,445	101,430
Total Segment Realized Performance Revenues	1,811,771	3,647,807	1,545,586
Total Segment Realized Principal Investment Income	236,058	436,194	199,869

Total Segment Revenues	$5,208,117	$7,024,237	$4,309,878

(i)	This adjustment removes Unrealized Performance Allocations Compensation.
(j)	This adjustment removes Equity-Based Compensation on a segment basis.
(k)	This adjustment removes Interest Expense, excluding interest expense related to the Tax Receivable Agreement.
(l)	Total Segment Expenses is comprised of the following:

	Year Ended December 31,
	2018	2017	2016
Total Segment Fee Related Compensation	$1,216,146	$1,185,639	$1,054,438
Total Segment Realized Performance Compensation	678,141	1,297,611	483,257
Total Segment Other Operating Expenses	488,328	424,866	431,836

Total Segment Expenses	$2,382,615	$2,908,116	$1,969,531

Reconciliations of Total Segment Components

The following tables reconcile the components of Total Segments to their equivalent GAAP measures, reported on the Consolidated Statement of Operations for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Management and Advisory Fees, Net
GAAP	$3,027,796	$2,751,322	$2,464,290
Segment Adjustment (a)	8,656	19,469	(1,297)

Total Segment	$3,036,452	$2,770,791	$2,462,993

	Year Ended December 31,
	2018	2017	2016
GAAP Realized Performance Revenues to Total Segment Fee Related Performance Revenues
GAAP
Incentive Fees	$57,540	$242,514	$149,928
Investment Income — Realized Performance Allocations	1,876,507	3,571,811	1,495,439

GAAP	1,934,047	3,814,325	1,645,367
Total Segment
Less: Realized Performance Revenues	(1,811,771)	(3,647,807)	(1,545,586)
Segment Adjustment (b)	1,560	2,927	1,649

Total Segment	$123,836	$169,445	$101,430

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Year Ended December 31,
	2018	2017	2016
GAAP Compensation to Total Segment Fee Related Compensation
GAAP
Compensation	$1,609,957	$1,442,485	$1,335,408
Incentive Fee Compensation	33,916	105,279	68,921
Realized Performance Allocations Compensation	711,076	1,281,965	465,129

GAAP	2,354,949	2,829,729	1,869,458
Total Segment
Less: Realized Performance Compensation	(678,141)	(1,297,611)	(483,257)
Less: Equity-Based Compensation	(158,220)	(107,110)	(79,571)
Segment Adjustment (c)	(302,442)	(239,369)	(252,192)

Total Segment	$1,216,146	$1,185,639	$1,054,438

	Year Ended December 31,
	2018	2017	2016
GAAP General, Administrative and Other to Total Segment Other Operating Expenses
GAAP	$594,873	$488,582	$541,624
Segment Adjustment (d)	(106,545)	(63,716)	(109,788)

Total Segment	$488,328	$424,866	$431,836

	Year Ended December 31,
	2018	2017	2016
Realized Performance Revenues
GAAP
Incentive Fees	$57,540	$242,514	$149,928
Investment Income — Realized Performance Allocations	1,876,507	3,571,811	1,495,439

GAAP	1,934,047	3,814,325	1,645,367
Total Segment
Less: Fee Related Performance Revenues	(123,836)	(169,445)	(101,430)
Segment Adjustment (b)	1,560	2,927	1,649

Total Segment	$1,811,771	$3,647,807	$1,545,586

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Year Ended December 31,
	2018	2017	2016
Realized Performance Compensation
GAAP
Incentive Fee Compensation	$33,916	$105,279	$68,921
Realized Performance Allocations Compensation	711,076	1,281,965	465,129

GAAP	744,992	1,387,244	534,050
Total Segment
Less: Fee Related Performance Compensation	(53,844)	(75,933)	(44,969)
Less: Equity-based compensation — Performance Compensation Related	(13,007)	(13,700)	(5,824)

Total Segment	$678,141	$1,297,611	$483,257

	Year Ended December 31,
	2018	2017	2016
Realized Principal Investment Income
GAAP	$415,862	$635,769	$278,737
Segment Adjustment (e)	(179,804)	(199,575)	(78,868)

Total Segment	$236,058	$436,194	$199,869

	Year Ended December 31,
	2018	2017	2016
GAAP Interest and Dividend Revenue net of Interest Expense to Total Segment Net Interest Income
GAAP
Interest and Dividend Revenue	$171,947	$139,696	$95,724
Interest Expense	(163,990)	(197,486)	(152,654)

GAAP	7,957	(57,790)	(56,930)
Segment Adjustment (f)	13,968	7,872	5,307

Total Segment	$21,925	$(49,918)	$(51,623)

Segment basis presents revenues and expenses on a basis that deconsolidates the investment funds Blackstone manages and excludes the amortization of intangibles, the expense of equity-based awards and Transaction-Related Charges.

(a)

Represents (1) the add back of net management fees earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of revenue from the reimbursement of certain expenses by the Blackstone Funds, which are presented gross under GAAP but netted against Other Operating Expenses in the Total Segment measures.

(b)	Represents the add back of Performance Revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation.
(c)	Represents the removal of Transaction-Related Charges that are not recorded in the Total Segment measures.
(d)

Represents the removal of (1) the amortization of transaction-related intangibles, and (2) certain expenses reimbursed by the Blackstone Funds, which are presented gross under GAAP but netted against Other Operating Expenses in the Total Segment measures.

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(e)

Represents (1) the add back of Principal Investment Income, including general partner income, earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of amounts associated with the ownership of Blackstone consolidated operating partnerships held by non-controlling interests.

(f)

Represents (1) the add back of Other Revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of interest expense associated with the Tax Receivable Agreement.

20.	SUBSEQUENT EVENTS

There have been no events since December 31, 2018 that require recognition or disclosure in the Consolidated Financial Statements.

21.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2018 (a)	June 30, 2018 (b)	September 30, 2018	December 31, 2018
Revenues	$1,769,131	$2,632,570	$1,926,580	$504,978
Expenses	982,931	1,016,381	1,017,632	495,096
Other Income (Loss)	110,599	73,519	66,838	(59,234)

Income (Loss) Before Provision for Taxes	$896,799	$1,689,708	$975,786	$(49,352)

Net Income (Loss)	$842,304	$1,550,977	$948,988	$(78,718)

Net Income (Loss) Attributable to The Blackstone Group L.P.	$367,872	$742,042	$442,742	$(10,868)

Net Income (Loss) Per Common Unit
Common Units, Basic	$0.55	$1.09	$0.65	$(0.02)

Common Units, Diluted	$0.53	$1.09	$0.64	$(0.02)

Distributions Declared (c)	$0.85	$0.35	$0.58	$0.64

THE BLACKSTONE GROUP L.P.

Notes to Consolidated Financial Statements—Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017 (d)
Revenues	$1,914,718	$1,535,726	$1,735,358	$1,959,213
Expenses	921,773	881,193	904,511	1,044,901
Other Income	66,132	110,054	63,448	485,818

Income Before Provision for Taxes	$1,059,077	$764,587	$894,295	$1,400,130

Net Income	$1,001,640	$734,979	$834,783	$803,540

Net Income Attributable to The Blackstone Group L.P.	$451,909	$337,407	$377,920	$304,138

Net Income Per Common Unit
Common Units, Basic	$0.68	$0.51	$0.57	$0.45

Common Units, Diluted	$0.68	$0.50	$0.55	$0.45

Distributions Declared (c)	$0.47	$0.87	$0.54	$0.44

(a)

Effective January 1, 2018, Blackstone adopted new GAAP guidance on revenue recognition and implemented a change in accounting principal related to carried interest and incentive allocations, which are now accounted for under the GAAP guidance for equity method investments and are presented within Investment Income in the Consolidated Statements of Operations. All historical results presented have been recast to reflect these changes. A complete description of the changes can be found in Note 2. “Summary of Significant Accounting Policies — Recent Accounting Developments”

(b)

For the three months ended June 30, 2018, Revenues included $580.9 million of Transaction-Related Charges recorded in Other Revenues received upon the conclusion of Blackstone’s investment sub-advisory relationship with FS Investments’ funds.

(c)	Distributions declared reflects the calendar date of the declaration of each distribution.
(d)

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

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	December 31, 2018
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$2,207,841	$—	$—	$2,207,841
Cash Held by Blackstone Funds and Other	—	337,320	—	337,320
Investments	12,596,138	8,376,338	(595,445)	20,377,031
Accounts Receivable	455,308	180,930	—	636,238
Due from Affiliates	2,011,324	7,405	(24,606)	1,994,123
Intangible Assets, Net	468,507	—	—	468,507
Goodwill	1,869,860	—	—	1,869,860
Other Assets	290,366	3,882	—	294,248
Deferred Tax Assets	739,482	—	—	739,482

Total Assets	$20,638,826	$8,905,875	$(620,051)	$28,924,650

Liabilities and Partners’ Capital
Loans Payable	$3,471,151	$6,480,711	$—	$9,951,862
Due to Affiliates	907,748	470,780	(342,752)	1,035,776
Accrued Compensation and Benefits	2,942,128	—	—	2,942,128
Securities Sold, Not Yet Purchased	50,014	92,603	—	142,617
Repurchase Agreements	—	222,202	—	222,202
Accounts Payable, Accrued Expenses and Other Liabilities	622,490	253,489	—	875,979

Total Liabilities	7,993,531	7,519,785	(342,752)	15,170,564

Redeemable Non-Controlling Interests in Consolidated Entities	22,000	119,779	—	141,779

Partners’ Capital
Partners’ Capital	6,415,700	277,299	(277,299)	6,415,700
Accumulated Other Comprehensive Income	(36,476)	—	—	(36,476)
Non-Controlling Interests in Consolidated Entities	2,659,754	989,012	—	3,648,766
Non-Controlling Interests in Blackstone Holdings	3,584,317	—	—	3,584,317

Total Partners’ Capital	12,623,295	1,266,311	(277,299)	13,612,307

Total Liabilities and Partners’ Capital	$20,638,826	$8,905,875	$(620,051)	$28,924,650

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

Management conducted an assessment of the effectiveness of Blackstone’s internal control over financial reporting as of December 31, 2018 based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that Blackstone’s internal control over financial reporting as of December 31, 2018 was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited Blackstone’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of Blackstone’s internal control over financial reporting as of December 31, 2018, which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of Blackstone Group Management L.L.C.

The directors and executive officers of Blackstone Group Management L.L.C. as of the date of this filing, are:

Name	Age	Position
Stephen A. Schwarzman	72	Founder, Chairman and Chief Executive Officer and Director
Jonathan D. Gray	49	President, Chief Operating Officer and Director
Hamilton E. James	68	Executive Vice Chairman and Director
Bennett J. Goodman	61	Co-Founder of GSO Capital Partners and Director
Michael S. Chae	50	Chief Financial Officer
John G. Finley	62	Chief Legal Officer
Joan Solotar	54	Senior Managing Director — Head of Private Wealth Solutions and External Relations
James W. Breyer	57	Director
Sir John Antony Hood	67	Director
Rochelle B. Lazarus	71	Director
Jay O. Light	77	Director
The Right Honorable Brian Mulroney	79	Director
William G. Parrett	73	Director

Stephen A. Schwarzman is the Chairman and Chief Executive Officer of Blackstone and the Chairman of the board of directors of our general partner. Mr. Schwarzman was elected Chairman of the board of directors of our general partner effective March 20, 2007. He also sits on the firm’s Management Committee. Mr. Schwarzman is a founder of Blackstone and has been involved in all phases of the firm’s development since its founding in 1985. Mr. Schwarzman began his career at Lehman Brothers, where he was elected Managing Director in 1978. He was engaged principally in the firm’s mergers and acquisitions business from 1977 to 1984, and served as Chairman of the firm’s Mergers & Acquisitions Committee in 1983 and 1984. Mr. Schwarzman is an active philanthropist with a history of supporting education, as well as culture and the arts, among other things. In both business and philanthropy, Mr. Schwarzman has dedicated himself to tackling big problems with transformative solutions. In October 2018, he announced a foundational $350 million gift to establish the MIT Schwarzman College of Computing, an interdisciplinary hub which will reorient MIT to address the opportunities and challenges presented by the rise of artificial intelligence, including critical ethical and policy considerations to ensure that the technologies are employed for the common good. In 2015, Mr. Schwarzman donated $150 million to Yale University to establish the Schwarzman Center, a first-of-its-kind campus center in Yale’s historic “Commons” building, and also gave a founding gift of $40 million to the Inner-City Scholarship Fund, which provides tuition assistance to underprivileged children attending Catholic schools in the Archdiocese of New York. In 2013, he founded an international scholarship program, Schwarzman Scholars, at Tsinghua University in Beijing to educate future leaders about China. At over $575 million, the program is modeled on the Rhodes Scholarship and is the single largest philanthropic effort in China’s history coming largely from international donors. Mr. Schwarzman currently maintains his position as Co-Chair of the Board of Trustees of Schwarzman Scholars. In 2007, Mr. Schwarzman donated $100 million to the New York Public Library on whose board he serves. Mr. Schwarzman is a member of The Council on Foreign Relations, The Business Council, The Business Roundtable, and The International Business Council of the World Economic Forum. He is the former co-chair of the Partnership for New York City and serves on the boards of The Asia Society and New York Presbyterian Hospital, as well as on The Advisory Board of the School of Economics and Management at Tsinghua University, Beijing. He is a Trustee of The Frick Collection in New York City and Chairman Emeritus of the board of directors of The John F. Kennedy Center for the Performing Arts. In 2007, Mr. Schwarzman was included in TIME’s “100 Most Influential People.” In 2016, he topped Forbes Magazine’s list of the most influential people in finance and in 2018 was ranked in the Top 50 on Forbes’ list of the “World’s Most Powerful People”. The Republic of France has awarded

Mr. Schwarzman both the Légion d’Honneur and the Ordre des Arts et des Lettres at the Commandeur level. Mr. Schwarzman is one of the only Americans to receive both awards recognizing significant contributions to France. He is also the former Chairman of the President’s Strategic and Policy Forum, which was charged with providing direct input to the President of the United States from business leaders through a non-partisan, non-bureaucratic exchange of ideas. Mr. Schwarzman holds a BA from Yale University and an MBA from Harvard Business School. He has served as an adjunct professor at the Yale School of Management and on the Harvard Business School Board of Dean’s Advisors.

Jonathan D. Gray is President and Chief Operating Officer of Blackstone and a member of the board of directors of our general partner. Mr. Gray was elected to the board of directors of our general partner effective February 24, 2012. He also sits on the firm’s Management Committee and previously served as Global Head of Real Estate. Since joining Blackstone in 1992, Mr. Gray has helped build the largest real estate platform in the world. Mr. Gray currently serves as Chairman of the board of directors of Hilton Worldwide Holdings Inc. and Nevada Property 1 LLC (The Cosmopolitan of Las Vegas). Mr. Gray also previously served as a board member of Invitation Homes Inc., Brixmor Property Group Inc. and La Quinta Holdings Inc. He also serves on the board of Harlem Village Academies and Trinity School. Mr. Gray and his wife, Mindy, established the Basser Center for BRCA at the University of Pennsylvania School of Medicine focused on the prevention and treatment of certain genetically caused cancers. They also established NYC Kids RISE in partnership with the City of New York to accelerate college savings for low income children. Mr. Gray received a BS in Economics from the Wharton School, as well as a BA in English from the College of Arts and Sciences at the University of Pennsylvania.

Hamilton E. James is Executive Vice Chairman of Blackstone and a member of the board of directors of our general partner. Mr. James was elected to the board of directors of our general partner effective March 20, 2007. He is also a member of Blackstone’s Management Committee and previously served as President and Chief Operating Officer of Blackstone. Prior to joining Blackstone in 2002, Mr. James was Chairman of Global Investment Banking and Private Equity at Credit Suisse First Boston and a member of its executive board. Prior to the acquisition of Donaldson, Lufkin & Jenrette, Inc. (“DLJ”) by Credit Suisse First Boston in 2000, Mr. James was the Chairman of DLJ’s Banking Group, responsible for all the firm’s investment banking and merchant banking activities. Mr. James joined DLJ in 1975 as an Investment Banking associate. He became head of DLJ’s global mergers and acquisitions group in 1982, founded DLJ Merchant Banking, Inc. in 1985, and was named Chairman of the Banking Group in 1995. Mr. James is the Chairman of the Board of Directors of Costco Wholesale Corporation, a member of the Board of Directors of Digital Asset Holdings, and has served on a number of other corporate boards. Mr. James is Chairman of the Finance Committee of The Metropolitan Museum of Art, a member of The Boards of Trustees of Mount Sinai Health System, a member of the Center for American Progress Board of Trustees, Vice Chairman of Trout Unlimited’s Coldwater Conservation Fund, Vice Chairman of the Board of Trustees of the Wildlife Conservation Society, an Advisory Board Member of The Montana Land Reliance, an Advisory Council member of the Monetary Authority of Singapore, Chairman of the Education Finance Institute, an Advisory Board member of the Max S. Baucus Institute at the University of Montana and Chairman Emeritus of the Board of Trustees of the American Ballet Theatre. He is also a former member of the President’s Export Council and a former Commissioner of The Port Authority of New York and New Jersey. In 2018, Mr. James co-authored the second edition of Rescuing Retirement, a book proposing a solution to America’s looming retirement crisis. The first edition was published in 2016. Mr. James has also published articles in The New York Times, The Wall Street Journal, Financial Times, The Harvard Business Review and other major publications. Mr. James graduated magna cum laude with a BA from Harvard College in 1973 and was a John Harvard Scholar. He earned an MBA with high distinction from the Harvard Business School and graduated as a Baker Scholar in 1975.

Bennett J. Goodman is a Co-Founder of GSO and a member of the board of directors of our general partner. Mr. Goodman was elected to the board of directors of our general partner effective February 24, 2015. He also sits on the firm’s Management Committee. Since joining Blackstone in 2008, Mr. Goodman has focused on the management of GSO, which is Blackstone’s credit investment platform with assets under management in various direct lending strategies, leveraged loan vehicles and distressed investment funds. Before co-founding GSO in 2005, Mr. Goodman was the Managing Partner of the Alternative Capital Division of Credit Suisse. Mr. Goodman joined

Credit Suisse in November 2000 when it acquired DLJ where he was Global Head of Leveraged Finance. Mr. Goodman joined DLJ in February of 1988 as the founder of the High Yield Capital Markets Group. Prior to joining DLJ, Mr. Goodman worked in the high yield business at Drexel Burnham Lambert from 1984 to 1988. Mr. Goodman is currently on the board of directors of Lincoln Center and the Central Park Conservancy. Mr. Goodman received Institutional Investor’s 2012 Money Manager of The Year Award and the 2004 Lifetime Achievement Award from Euromoney Magazine for his career achievements in the global capital markets. He graduated from Lafayette College and the Harvard Business School.

Michael S. Chae is Blackstone’s Chief Financial Officer and a member of the firm’s Management Committee. Mr. Chae has management responsibility over the firm’s global finance, treasury, technology and corporate development functions. Since joining Blackstone in 1997, Mr. Chae has served in a broad range of leadership roles including Head of International Private Equity, from 2012 through 2015, Head of Private Equity for Asia/Pacific, from 2011 through 2015, and overseeing Private Equity investments in various sectors and the investment process for Tactical Opportunities. Mr. Chae led or was involved in numerous Blackstone investments over that time period. Before joining Blackstone, Mr. Chae worked at The Carlyle Group, L.P. and prior to that at Dillon, Read & Co. He has served on numerous boards of private and publicly traded portfolio companies and is President of the Board of Trustees of the Lawrenceville School. He is also a member of the Council on Foreign Relations and the Board of Trustees of the Asia Society and the St. Bernard’s School. Mr. Chae received an AB from Harvard College, an MPhil. in International Relations from Cambridge University and a JD from Yale Law School.

John G. Finley is a Senior Managing Director and Chief Legal Officer of Blackstone and a member of the firm’s Management Committee. Before joining Blackstone in 2010, Mr. Finley had been a partner with Simpson Thacher & Bartlett for 22 years where he was a member of that law firm’s Executive Committee and Co-Head of Global Mergers & Acquisitions. Mr. Finley is a member of the Advisory Board of the Harvard Law School Program on Corporate Governance, the National Advisory Board of the Netter Center for Community Partnerships of the University of Pennsylvania and the Board of Advisors of the University of Pennsylvania Institute of Law and Economics. He is also a guest lecturer at Harvard Law School. He has served on the Committee of Securities Regulation of the New York State Bar Association, the Board of Advisors of the Knight-Bagehot Fellowship in Economics and Business Journalism at Columbia University and as a Trustee of the Jewish Board of Family and Children Services. He has also served as Chairman of the Annual International Mergers & Acquisitions Conference of the International Bar Association. Mr. Finley received a BS in Economics from the Wharton School of the University of Pennsylvania, a BA in History from the College of Arts and Sciences of the University of Pennsylvania, and a JD from Harvard Law School.

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

James W. Breyer is a member of the board of directors of our general partner. Mr. Breyer was elected to the board of directors of our general partner effective July 14, 2016. Mr. Breyer is the Founder and Chief Executive Officer of Breyer Capital, a global venture capital firm based in Menlo Park, California. Mr. Breyer has been an investor in over 40 consumer internet/technology companies that have completed successful public offerings or mergers. He served as Partner at Accel Partners from 1990 to 2016 and Managing Partner from 1995 to 2011. Mr. Breyer also has a long record of investing in China and partnering with Chinese entrepreneurs, including through Breyer Capital’s partnership with IDG Capital, a technology venture capital firm based in Beijing, where Mr. Breyer currently plays the leading outside strategy advisory role. Mr. Breyer currently serves on the board of directors of Twenty-First Century Fox, Inc. and previously served on the board of directors of Facebook, Inc. from 2005 to 2013, Etsy, Inc. from 2008 to 2016, Dell, Inc. from 2009 to 2013, and Wal-Mart Stores, Inc. from 2001 to 2013, as well as a number of other prominent technology and media companies. Mr. Breyer has been ranked #1 on Forbes’ Midas List of top technology investors multiple times and is former Chairman of the National Venture Capital Association and former President of the Western Association of Venture Capitalists. Mr. Breyer is a fellow of Harvard Corporation, a member of Harvard Business School’s Board of Dean’s Advisors and Harvard University’s Global Advisory Council, a founding member of the Dean’s Advisory Board of Stanford University’s School of Engineering and Chairman of the Advisory Board of the Tsinghua University School of Economics and Management in Beijing. Mr. Breyer is also a Trustee of the San Francisco Museum of Modern Art, the Metropolitan Museum of Art and the American Film Institute, and is actively involved in the Environmental Defense Fund and Stanford’s Center for Philanthropy and Civil Society.

Sir John Antony Hood is a member of the board of directors of our general partner. Sir John was elected to the board of directors of our general partner effective May 14, 2018. Sir John is the President and Chief Executive Officer of the Robertson Foundation and Chair of the Rhodes Trust. He also serves as a director of WPP plc, Aurora Energy Research and Study Group Limited, and as Chairman of BMT Group. In addition, Sir John serves on the boards of the Fletcher Trust, the Mandela Rhodes Foundation and the Said Business School Foundation, and on the advisory board for the African Leadership Academy. From 2004 to 2009, Sir John served as Vice-Chancellor of the University of Oxford, and from 1999 to 2004, he served as Vice-Chancellor of The University of Auckland. Sir John earned a Bachelor of Engineering and a PhD in Civil Engineering from The University of Auckland. Upon completing his doctorate, he was awarded a Rhodes Scholarship to study at the University of Oxford. There he read for an MPhil in Management Studies and was a member of Worcester College. Sir John has been appointed a Knight Companion to the New Zealand Order of Merit.

Rochelle B. Lazarus is a member of the board of directors of our general partner. Ms. Lazarus was elected to the board of directors of our general partner effective July 9, 2013. Ms. Lazarus is Chairman Emeritus of Ogilvy & Mather and served as Chairman of that company from 1997 to June 2012. Prior to becoming Chief Executive Officer and Chairman, she also served as president of O&M Direct North America, Ogilvy & Mather New York, and Ogilvy & Mather North America. Ms. Lazarus currently serves on the boards of Merck & Co., Inc., the Financial Industry Regulatory Authority (FINRA), World Wildlife Fund, Lincoln Center for the Performing Arts and the Partnership for New York City. She also previously served on the board of General Electric Company. Ms. Lazarus is a trustee of the New York Presbyterian Hospital and is a member of the Board of Overseers of Columbia Business School. She is also a member of the Council on Foreign Relations and The Women’s Forum, Inc.

Jay O. Light is a member of the board of directors of our general partner. Mr. Light was elected to the board of directors of our general partner effective September 18, 2008. Mr. Light is the Dean Emeritus of Harvard Business School and the George F. Baker Professor of Administration Emeritus. Prior to that, Mr. Light was the Dean of Harvard Business School from 2006 to 2010. Before becoming the Dean of Harvard Business School, Mr. Light was Senior Associate Dean, Chairman of the Finance Area, and a professor teaching Investment Management, Capital Markets, and Entrepreneurial Finance for 30 years. Mr. Light is a member of the board of advisors of several private firms. Mr. Light was also previously the lead director of the board of directors of HCA Holdings, Inc., a director of the Harvard Management Company and a director of Partners HealthCare (the Mass General and Brigham & Women’s Hospitals), where he served as chairman of its Investment Committee until 2015. In prior years until 2008, Mr. Light was a Trustee of the GMO Trusts, a family of mutual funds for institutional investors.

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

William G. Parrett is a member of the board of directors of our general partner. Mr. Parrett was elected to the board of directors of our general partner effective November 9, 2007. Until May 31, 2007, Mr. Parrett served as the Chief Executive Officer of Deloitte Touche Tohmatsu. Certain of the member firms of Deloitte Touche Tohmatsu or their subsidiaries and affiliates provide professional services to Blackstone or its affiliates. Mr. Parrett co-founded the Global Financial Services Industry practice of Deloitte and served as its first Chairman. Mr. Parrett is a member of the board of directors of Oracle Corporation, where he is a member of the finance and audit committee, and Eastman Kodak Company, where he chairs the audit committee. Mr. Parrett was also previously a member of the board of directors of Thermo Fisher Scientific Inc. and UBS AG. Mr. Parrett is Chairman of the board of directors of Conduent Inc., where he is a member of the governance and compensation committees. Mr. Parrett is a Senior Trustee of the United States Council for International Business and a past Chairman of the Board of Trustees of United Way Worldwide. Mr. Parrett is a Certified Public Accountant with an active license.

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

When considering whether the board’s directors have the experience, qualifications, attributes and skills, taken as a whole, to enable the board to satisfy its oversight responsibilities effectively in light of the Partnership’s business and structure, Mr. Schwarzman focused on the information described in each of the board members’ biographical information set forth above. In particular, with regard to Mr. Breyer, Mr. Schwarzman considered his extensive financial background and significant investment experience at Breyer Capital and Accel Partners. With regard to Sir John, Mr. Schwarzman considered his distinguished experience playing a key role in the management and oversight of leading, complex institutions and philanthropic organizations around the world. With regard to Ms. Lazarus, Mr. Schwarzman considered her extensive business background and her management experience in a variety of senior leadership roles at Ogilvy & Mather. With regard to Mr. Light, Mr. Schwarzman considered his distinguished career as a professor and dean at Harvard Business School with extensive knowledge and expertise of the investment management and capital markets industries. With regard to Mr. Mulroney, Mr. Schwarzman considered his distinguished career of government service, especially his service as the Prime Minister of Canada. With regard to Mr. Parrett, Mr. Schwarzman considered his significant experience, expertise and background with regard to auditing and accounting matters, his leadership role at Deloitte and his extensive experience serving as a director on boards of directors. With regard to Messrs. Gray, James and Goodman, Mr. Schwarzman considered their leadership and extensive knowledge of our business and operations gained through their years of service at our firm and with regard to himself, Mr. Schwarzman considered his role as founder and long-time chief executive officer of our firm.

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

The limited liability company agreement of Blackstone Group Management L.L.C. establishes a board of directors that is responsible for the oversight of our business and operations. Our general partner’s board of directors is elected in accordance with its limited liability company agreement, where our senior managing directors have agreed that our founder, Mr. Schwarzman will have the power to appoint and remove the directors of our general partner. The limited liability company agreement of our general partner provides that at such time as Mr. Schwarzman should cease to be a founding member, Jonathan D. Gray will thereupon succeed Mr. Schwarzman as the sole founding member of our general partner, and thereafter such power will revert to the members of our general partner holding a majority in interest in our general partner. We refer to the board of directors of Blackstone Group Management L.L.C. as the “board of directors of our general partner.” The board of directors of our general partner has a total of ten members, including six members who are not officers or employees, and are otherwise independent, of Blackstone and its affiliates, including our general partner.

The board of directors of our general partner has three standing committees: the audit committee, the conflicts committee and the executive committee.

Audit Committee. The audit committee consists of Messrs. Parrett (Chairman), Breyer, Hood and Light and Ms. Lazarus. The purpose of the audit committee is, among other things, to assist the board of directors of Blackstone Group Management L.L.C. in fulfilling its responsibility with respect to its oversight of (a) the quality and integrity of our financial statements, (b) our compliance with legal and regulatory requirements, (c) our independent auditor’s qualification, independence and performance, and (d) the performance of our internal audit function. The audit committee’s responsibilities also include reviewing with management, the independent auditors and internal audit, the areas of material risk to our operations and financial results, including major financial risks and exposures and our guidelines and policies with respect to risk assessment and risk management. The members of the audit committee meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the New York Stock Exchange listing standards and SEC rules applicable to audit committees. The board of directors of our general partner has determined that Mr. Parrett is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. The audit committee has a charter, which is available on our website at http://ir.blackstone.com under “Corporate Governance.”

Conflicts Committee. The conflicts committee consists of Messrs. Parrett (Chairman), Breyer, Hood and Light and Ms. Lazarus. The conflicts committee reviews specific matters that our general partner’s board of directors believes may involve conflicts of interest. The conflicts committee determines if the resolution of any conflict of interest submitted to it is fair and reasonable to the Partnership. Any matters approved by the conflicts committee are conclusively deemed to be fair and reasonable to us and not a breach by us of any duties we may owe to our common unitholders. In addition, the conflicts committee may review and approve any related person transactions, other than those that are approved pursuant to our related person policy, as described under “—Item 13. Certain Relationships and Related Transactions, and Director Independence,” and may establish guidelines or rules to cover specific categories of transactions. The members of the conflicts committee meet the independence standards for service on an audit committee of a board of directors pursuant to federal and New York Stock Exchange rules relating to corporate governance matters.

Executive Committee. The executive committee of the board of directors of Blackstone Group Management L.L.C. consists of Messrs. Schwarzman, Gray, James and Goodman. The board of directors has delegated all of the power and authority of the full board of directors to the executive committee to act when the board of directors is not in session.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the executive officers and directors of our general partner, and persons who own more than ten percent of a registered class of the Partnership’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish the Partnership with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2018, such persons complied with all such filing requirements.

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

Our overriding compensation philosophy for our senior managing directors and certain other employees is that compensation should be composed primarily of (a) annual cash bonus payments tied to the performance of the applicable business unit(s) in which such employee works, (b) performance interests (composed primarily of Performance Allocations, commonly referred to as carried interest, and incentive fee interests) tied to the performance of the investments made by the funds in the business unit in which such employee works or for which he or she has responsibility, (c) deferred equity awards reflecting the value of our common units, and (d) additional cash payments and equity awards tied to extraordinary performance of such employee or other circumstances (for example, if there has been a change of role or responsibility). We believe base salary should represent a significantly lesser component of total compensation. We believe the appropriate combination of annual cash bonus payments and performance interests or deferred equity awards encourages our senior managing directors and other employees to focus on the underlying performance of our investment funds, as well as the overall performance of the firm and interests of our common unitholders. To that end, the primary form of compensation to our senior managing directors and other employees who work in our carry fund operations is generally a combination of annual cash bonus payments related to the performance of those carry fund operations, carried interest or incentive fee interests and, in specified cases, deferred equity awards. Along the same lines, the primary form of compensation to our senior managing directors and other employees who do not work in our carry fund operations is generally a combination of annual cash bonus payments tied to the performance of the applicable business unit in which such employee works and deferred equity awards.

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

Named Executive Officers

In 2018, our named executive officers were:

Executive	Title
Stephen A. Schwarzman	Chairman and Chief Executive Officer
Jonathan D. Gray	President and Chief Operating Officer
Hamilton E. James	Executive Vice Chairman
Michael S. Chae	Chief Financial Officer
J. Tomilson Hill	Former Vice Chairman

Effective March 1, 2018, Mr. Gray was appointed President and Chief Operating Officer of Blackstone Group Management L.L.C., our general partner. In connection with the appointment of Mr. Gray, Mr. James transitioned from his then-current role as President and Chief Operating Officer and is continuing in a full-time role as Executive Vice Chairman of our general partner.

Effective December 31, 2018, Mr. Hill resigned from his position as a director and Vice Chairman of our general partner. In recognition of Mr. Hill’s significant contributions to the firm over the course of his tenure with us and as consideration for a general release of claims in favor of the firm and its related parties, we determined it was appropriate to enter into a withdrawal agreement with Mr. Hill, which provided for target annual cash compensation of $7,500,000 for 2018, continued vesting of his special equity awards that would have otherwise been forfeited upon his resignation, specified participation interests in the carry or incentive fee pools generated by certain specified funds and eligibility to continue to participate in Blackstone’s side-by-side or similar investment programs for five years following his resignation, in some cases without being subject to management fees, carried interest or incentive fees (but subject to an administrative charge). The specific terms of Mr. Hill’s withdrawal agreement are discussed below under “— Potential Payments Upon Termination of Employment or Change in Control — Withdrawal Agreement with J. Tomilson Hill.”

Compensation Elements for Named Executive Officers

The key elements of the compensation of the named executive officers listed in the tables below for 2018 were base compensation, which is composed of base salary, cash bonus and equity-based compensation, and performance compensation, which is composed of carried interest and incentive fee allocations:

1. Base Salary. Each named executive officer received a $350,000 annual base salary in 2018, which equals the total yearly partnership drawings that were received by each of our senior managing directors prior to our initial public offering in 2007. In keeping with historical practice, we continue to pay this amount as a base salary.

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

Each of our named executive officers other than Mr. Schwarzman received annual cash bonus payments in 2018 in addition to their base salary. These cash payments included participation interests in the earnings of the firm’s various investment businesses. Indicative participation interests for each year were disclosed to a named executive officer at the beginning of such year and represented estimates of the expected percentage participation that such named executive officer may have had in the relevant business unit(s)’ earnings for that same year. However, the ultimate cash payments paid to the named executive officers at the end of the year in respect of their participation interests were determined in the discretion of Mr. Schwarzman and Mr. Gray, as described below. Earnings for a business unit are calculated based on the annual operating income of that business unit and are generally a function of the performance of such business unit, which is evaluated by Mr. Schwarzman and Mr. Gray and subject to modification by the firm in its sole discretion. The ultimate cash payment amounts were based on (a) the prior and anticipated performance of the named executive officer, (b) the prior and anticipated performance of the segments and product lines in which the officer serves and for which he has responsibility, and (c) the estimated participation interests given to the officer at the beginning of the year in respect of the investments to be made in that year. We make annual cash bonus payments in the first quarter of the ensuing year to reward individual performance for the prior year. The ultimate cash payments that are made are fully discretionary as further discussed below under “— Determination of Incentive Compensation.”

For 2018, all employees other than Mr. Schwarzman and Mr. James were deemed eligible to participate in the Deferred Compensation Plan. The Deferred Compensation Plan provides for the deferral of a portion of each participant’s annual cash bonus payment. The portion deferred is prescribed under the Deferred Compensation Plan and is subject to certain adjustments, including reductions for mandatory contributions to our investment funds. By deferring a portion of a participant’s compensation for three years, the Deferred Compensation Plan acts as an employment retention mechanism and thereby enhances the alignment of interests between such participant and the firm. Many asset managers that are public companies utilize deferred compensation plans as a means of retaining and motivating their professionals, and we believe that it is in the interest of our common unitholders to do the same for our personnel.

On January 11, 2019, Mr. Chae received a deferral award under the Deferred Compensation Plan of deferred restricted common units in respect of his service in 2018. The amount of each participant’s annual cash bonus payment deferred under the Deferred Compensation Plan is calculated pursuant to a deferral rate table using the participant’s total annual incentive compensation, which generally includes such participant’s annual cash bonus payment and any incentive fees earned in connection with our investment funds and is subject to certain adjustments, including reductions for mandatory contributions to our investment funds. The percentage of Mr. Chae’s 2018 annual cash bonus payment mandatorily deferred into deferred restricted common units was approximately 19.1%. This award is reflected as a stock award for fiscal year 2018 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2018 table.

3. Discretionary Equity Awards. In January 2018, Mr. Hill was awarded a discretionary award of deferred restricted Blackstone Holdings Partnership Units with a value of $7,500,000. This award reflected 2017 performance. The award was granted under the 2007 Equity Incentive Plan on July 1, 2018, subject to the named executive officer’s continued employment through such date. This award is reflected as a stock award for fiscal year 2018 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2018 table. 100% of these unvested deferred restricted Blackstone Holdings Partnership Units were considered vested and undelivered as of Mr. Hill’s December 31, 2018 resignation date. (See “— Potential Payments Upon Termination of Employment or Change in Control — Withdrawal Agreement with J. Tomilson Hill.”)

In January 2019, Mr. Gray and Mr. Chae were each awarded a discretionary award of deferred restricted Blackstone Holdings Partnership Units with a value of $30,000,000 and $2,000,000, respectively. These awards reflected 2018 performance and were intended to further promote retention and to incentivize future performance. The awards will be granted under the 2007 Equity Incentive Plan and are expected to be granted on July 1, 2019, subject to the named executive officer’s continued employment through such date. The awards will vest 20% on July 1, 2022, 30% on July 1, 2023 and 50% on July 1, 2024. These awards will be reflected as stock awards for fiscal 2019 in the Summary Compensation Table and in the Grants of Plan-Based Awards in the 2019 table.

4. Participation in Carried Interest and Incentive Fees. During 2018, all of our named executive officers participated in the carried interest of our carry funds or the incentive fees of our funds that pay incentive fees through their participation interests in the carry or incentive fee pools generated by these funds. The carry or incentive fee pool with respect to each fund in a given year is funded by a fixed percentage of the total amount of carried interest or incentive fees earned by Blackstone for such fund in that year. We refer to these pools and employee participation therein as our “Performance Plans” and payments made thereunder as “performance payments.” Because the aggregate amount of performance payments payable through our Performance Plans is directly tied to the performance of the funds, we believe this fosters a strong alignment of interests between the investors in those funds and these named executive officers, and therefore benefits our unitholders. In addition, most alternative asset managers, including several of our competitors, use participation in carried interest or incentive fees as a central means of compensating and motivating their professionals, and we believe that we must do the same in order to attract and retain the most qualified personnel. For purposes of our financial statements, we are treating the income allocated to all our personnel who have participation interests in the carried interest or incentive fees generated by our funds as compensation, and the amounts of carried interest and incentive fees earned by named executive officers are reflected as “All Other Compensation” in the Summary Compensation Table. Distributions in respect of our Performance Plans for each named executive officer are determined on the basis of the percentage participation in the relevant investments previously allocated to that named executive officer, which percentage participations are established in January of each year in respect of the investments to be made in that year. The percentage participation for a named executive officer may vary from year to year and fund to fund due to several factors, and may include changes in the size and composition of the pool of Blackstone personnel participating in such Performance Plan in a given year, the performance of our various businesses, new developments in our businesses and product lines, and the named executive officer’s leadership and oversight of the business or corporate function for which the named executive officer is responsible and such named executive officer’s contributions with respect to our strategic initiatives and development. In addition, certain of our employees, including our named executive officers, may participate in profit sharing initiatives whereby these individuals may receive allocations of investment income from Blackstone’s firm investments. Our employees, including our named executive officers, may also receive equity awards in our investment advisory clients and/or be allocated securities of such clients that we have received.

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

Participation in carried interest generated by our carry funds for all participating named executive officers other than Mr. Schwarzman and Mr. James is subject to vesting. Vesting serves as an employment retention mechanism and thereby enhances the alignment of interests between a participant in our Performance Plans and the firm. For carried interest allocated on or prior to December 31, 2012 and carried interest earned in certain of our credit funds, each participating named executive officer (other than Mr. Schwarzman and Mr. James) vests in 25% of the carried interest related to an investment immediately upon the closing of the investment by a carry fund with the remainder vesting in equal installments on the first through third anniversary of the closing of that investment (unless an investment is realized prior to the expiration of such three-year anniversary, in which case such active executive officer is deemed 100% vested in the proceeds of such realizations). For carried interest allocated after December 31, 2012, the carried interest related to an investment vests in equal installments on the first through fourth anniversary of the closing of that investment (unless an investment is realized prior to the expiration of such four-year anniversary, in which case such active executive officer is deemed 100% vested in the proceeds of such realizations). In addition, any named executive officer who is retirement eligible will automatically vest in 50% of their otherwise unvested carried interest allocation upon retirement. (See “— Non-Competition and Non-Solicitation Agreements — Retirement.”) We believe that vesting of carried interest participation enhances the stability of our senior management team and provides greater incentives for our named executive officers to remain at the firm. Due to his unique status as a founder and the long-time chief executive officer of our firm, Mr. Schwarzman vests in 100% of his carried interest participation related to any investment by a carry fund upon the closing of that investment. In recognition of his significant contributions to the firm and the value Mr. James continues to provide as Executive Vice Chairman, we have agreed that Mr. James is fully vested in his current carried interest participation and that he will continue to fully vest in any carried interest participation related to any investment by a carry fund upon the closing of that investment.

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

(c) Investment Advisory Client Interests. BXMT and Blackstone Residential Trust (“BXRT”) are investment advisory clients of Blackstone. Compensation we receive from investment advisory clients in the form of securities may be allocated to employees and senior managing directors. For example, in 2018, Messrs. Schwarzman, Gray, James, and Chae were allocated restricted shares of listed common stock of BXMT in connection with investment advisory services provided by Blackstone to BXMT. Messrs. Schwarzman, Gray, James and Chae were also allocated restricted shares of BXRT in April 2018 and January 2019 (for performance in years 2017 and 2018 respectively). The value of these allocated restricted shares is reflected as “All Other Compensation” in the Summary Compensation Table.

5. Other Benefits. Upon the consummation of our initial public offering in June 2007, we entered into a founding member agreement with our founder, Mr. Schwarzman, which provides specified benefits to him following his retirement. (See “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2018 — Schwarzman Founding Member Agreement.”) Mr. Schwarzman, Mr. Gray and Mr. James are provided certain security services, which may include home security systems and monitoring, and personal and related security services. These security services are provided for our benefit, and we consider the related expenses to be appropriate business expenses rather than personal benefits for Mr. Schwarzman, Mr. Gray and Mr. James. Nevertheless, the expenses associated with these security services are reflected in the “All Other Compensation” column of the Summary Compensation Table below. In addition, in 2018, we provided certain unused company-leased office space, and limited administrative support, for use by certain individuals who work for the Education Finance Institute (EFI), a charitable organization formed by Mr. James, for which there was no incremental cost to Blackstone.

Determination of Incentive Compensation

As our founder, Mr. Schwarzman sets his own compensation and reserves final approval of each named executive officer’s compensation, based on recommendations from Mr. Gray. For 2018, these decisions were based primarily on Mr. Schwarzman’s and Mr. Gray’s assessment of such named executive officer’s individual performance, operational performance for the segments or product lines in which the officer serves or for which he has responsibility, and the officer’s potential to enhance investment returns for the investors in our funds and service to our advisory clients, and to contribute to long-term unitholder value. In evaluating these factors, Mr. Schwarzman and Mr. Gray relied upon their judgment to determine the ultimate amount of a named executive officer’s annual cash bonus payment and participation in carried interest, incentive fees and investment advisory client interests that was necessary to properly induce the named executive officer to seek to achieve our objectives and reward a named executive officer in achieving those objectives over the course of the prior year. Key factors that Mr. Schwarzman considered in making such determination with respect to Mr. Gray were his service as President and Chief Operating Officer, his role in overseeing the growth and operations of the firm, and his leadership on the strategic direction of the firm generally. Key factors that Mr. Schwarzman and Mr. Gray considered in making such determinations with respect to Mr. James were his role in helping develop new businesses, serving as a firm spokesman and managing strategic external relationships. Key factors that Mr. Schwarzman and Mr. Gray considered in making such determination with respect to Mr. Hill were his target annual bonus compensation of $7,150,000 pursuant to the terms of his withdrawal agreement as well as his leadership and oversight of our Hedge Fund Solutions business, including his role in the oversight and development of new products and strategies, and his leadership on strategic initiatives undertaken by the firm. Key factors that Mr. Schwarzman and Mr. Gray considered in making such determinations with respect to Mr. Chae were his leadership and oversight of our global finance, treasury, technology and corporate development function and his role in strategic initiatives undertaken by the firm. For 2018, Mr. Schwarzman and Mr. Gray also considered each named executive officer’s prior year annual cash bonus payments, indicative participation interests disclosed to the named executive officer at the beginning of the year, his allocated share of performance interests through participation in our Performance Plans, the appropriate balance between incentives for long-term and short-term performance, and the compensation paid to the named executive officer’s peers within the firm.

Minimum Retained Ownership Requirements

The minimum retained ownership requirements for our named executive officers are described below under “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2018 — Terms of Blackstone Holdings Partnership Units Granted in 2018 and Prior Years — Minimum Retained Ownership Requirements.”

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

Hamilton E. James

Bennett J. Goodman

Jonathan D. Gray

Compensation Committee Interlocks and Insider Participation

As described above, we do not have a compensation committee. Our founder Mr. Schwarzman makes all such compensation determinations based in large part on recommendations from Mr. Gray. For a description of certain transactions between us and Mr. Schwarzman, see “— Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Summary Compensation Table

The following table provides summary information concerning the compensation of our Chief Executive Officer, our Chief Financial Officer and each of our three other most highly compensated employees who served as executive officers at December 31, 2018, for services rendered to us. These individuals are referred to as our named executive officers in this annual report.

Name and Principal Position	Year	Salary	Bonus (a)	Stock Awards (b)	All Other Compensation (c)	Total
Stephen A. Schwarzman Chairman and Chief Executive Officer	2018	$350,000	$—	$—	$68,797,028	$69,147,028
	2017	$350,000	$—	$—	$125,169,429	$125,519,429
	2016	$350,000	$—	$—	$46,618,924	$46,968,924

Jonathan D. Gray	2018	$350,000	$10,000,000	$—	$47,470,560	$57,820,560
President and Chief Operating Officer	2017	$350,000	$25,797,554	$6,040,668	$131,861,776	$164,049,998
	2016	$350,000	$21,608,501	$8,314,138	$56,367,198	$86,639,837

Hamilton E. James	2018	$350,000	$28,785,507	$—	$37,108,062	$66,243,569
Executive Vice Chairman	2017	$350,000	$45,978,814	$—	$61,426,748	$107,755,562
	2016	$350,000	$37,497,853	$—	$20,446,203	$58,294,056

Michael S. Chae	2018	$350,000	$5,702,045	$1,398,751	$6,865,619	$14,316,416
Chief Financial Officer	2017	$350,000	$6,634,789	$27,723	$11,204,987	$18,217,499
	2016	$350,000	$5,144,258	$24,681,013	$2,585,167	$32,760,438

J. Tomilson Hill	2018	$350,000	$7,150,000	$12,720,673	$2,581,241	$22,801,914
Vice Chairman	2017	$350,000	$10,440,761	$6,679,195	$3,776,367	$21,246,323
	2016	$350,000	$7,524,212	$6,975,943	$1,551,849	$16,402,004

(a)	The amounts reported in this column reflect the annual cash bonus payments made for performance in the indicated year.

The amount reported as “bonus” for 2018 for Mr. Chae is shown net of his mandatory deferral pursuant to the Deferred Compensation Plan. The deferred amount for 2018 for Mr. Chae was $1,347,954. For additional information on the Deferred Compensation Plan, see “— Nonqualified Deferred Compensation for 2018 — Narrative to Nonqualified Deferred Compensation for 2018 Table.”

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

Amounts reported for 2018 reflect 43,752 deferred restricted common units with a grant date fair value of $1,398,751 granted to Mr. Chae on January 11, 2019 for 2018 performance pursuant to the Deferred Compensation Plan. The grant date fair value of the stock award reflecting the deferred bonus amount is computed in accordance with GAAP and generally differs from the dollar amount of the portion of the bonus that is required to be deferred under the Deferred Compensation Plan. For additional information on the Deferred Compensation Plan, see “— Nonqualified Deferred Compensation for 2018 — Narrative to Nonqualified Deferred Compensation for 2018 Table.”

Amounts reported for 2018 also reflect (1) 232,253 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Hill on July 1, 2018 under the 2007 Equity Incentive Plan computed in accordance with GAAP, which amount generally differs from the dollar amount of the discretionary equity award which was determined in January 2017 and (2) the aggregate incremental fair value, computed as of the December 31, 2018 modification date in accordance with GAAP, with respect to the 176,085 deferred restricted Blackstone Holdings Partnership Units that we agreed to allow Mr. Hill to remain eligible to vest in following his resignation pursuant to the terms of his withdrawal agreement.

(c)

Amounts reported for 2018 include distributions, whether in cash or in-kind, in respect of carried interest or incentive fee allocations relating to our Performance Plans to the named executive officer in 2018 as follows: $67,402,823 for Mr. Schwarzman, $46,199,160 for Mr. Gray, $36,784,952 for Mr. James, $6,777,981 for Mr. Chae and $2,581,241 for Mr. Hill, respectively. Any in-kind distributions in respect of carried interest are reported based on the market value of the securities distributed as of the date of distribution. For 2018, Messrs. Schwarzman, Gray, James and Chae were the only named executive officers who received such in-kind distributions. We have determined to present compensation relating to carried interest and incentive fees within the Summary Compensation Table in the year in which such compensation is paid to the named executive officer under the terms of the relevant Performance Plan. Accordingly, the amounts presented in the table differ from the compensation expense recorded by us on an accrual basis for such year in respect of carried interest and incentive fees allocable to a named executive officer, which accrued amounts for 2018 are separately disclosed in this footnote to the Summary Compensation Table. We believe that the presentation of the actual amounts of carried interest- and incentive fee-related compensation paid to a named executive officer during the year, instead of the amounts of compensation expense we have recorded on an accrual basis, most appropriately reflects the actual compensation received by the named executive officer and represents the amount most directly aligned with the named executive officer’s actual performance. By contrast, the amount of compensation expense accrued in respect of carried interest and incentive fees allocable to a named executive officer can be highly volatile from year to year, with amounts accrued in one year being reversed in a following year, and vice versa, causing such amounts to be less useful as a measure of the compensation actually earned by a named executive officer in any particular year.

To the extent compensation expense recorded by us on an accrual basis in respect of carried interest or incentive fee allocations (rather than cash or in-kind distributions) were to be included for 2018, the amounts would be $95,187,196 for Mr. Schwarzman, $56,446,760 for Mr. Gray, $57,224,760 for Mr. James, $10,551,915 for Mr. Chae and $3,877,528 for Mr. Hill. For financial statement reporting purposes, the accrual of compensation expense is equal to the amount of carried interest and incentive fees related to performance fee revenues as of the last day of the relevant period as if the performance fee revenues in the funds generating such carried interest or incentive fees were realized as of the last day of the relevant period.

With respect to Messrs. Schwarzman, Gray, James and Chae, amounts shown for 2018 also include the value of restricted shares of listed common stock of BXMT allocated to such named executive officers based on the closing price of BXMT’s common stock on the date of the award as follows: $1,116,422 for Mr. Schwarzman, $1,233,588 for Mr. Gray, $301,752 for Mr. James and $84,086 for Mr. Chae. These restricted shares will vest over three years with one-third of the shares vesting at the end of the first year after the date of the award and the remaining shares vesting in eight equal quarterly installments thereafter. In addition, with respect to Messrs. Schwarzman, Gray, James and Chae, amounts shown for 2018 include the value of restricted shares of BXRT stock allocated to such executive officers based on the date of the award as follows: $41,316 for Mr. Schwarzman, $32,813 for Mr. Gray, $12,750 for Mr. James and $3,552 for Mr. Chae. These restricted shares vested 25% on January 1, 2019 and vest 25% on January 1, 2020 and 50% on January 1, 2021.

With the exception of $236,467 of expenses related to security services in 2018 for Mr. Schwarzman and members of his family, any perquisites or other personal benefits provided to the other named executive officers were less than $10,000 and information regarding any such perquisites or other personal benefits has therefore not been included. As noted above under “— Compensation Discussion and Analysis — Compensation Elements for Named Executive Officers — Other Benefits,” we consider the expenses for security services for Mr. Schwarzman to be for our benefit and appropriate business expenses rather than personal benefits for Mr. Schwarzman. Mr. Schwarzman makes business and personal use of a car and driver and he and members of his family also make occasional business and personal use of an airplane in which we have a fractional interest and in each case he bears the full cost of such personal usage. In addition, certain Blackstone personnel administer personal matters for Mr. Schwarzman and certain matters for the Stephen A. Schwarzman Education Foundation (“SASEF”), and Mr. Schwarzman and SASEF, respectively, bear the full incremental cost to us of such personnel. There is no incremental expense incurred by us in connection with the use of any car and driver, airplane or personnel by Mr. Schwarzman as described above.

Grants of Plan-Based Awards in 2018

The following table provides information concerning unit awards granted in 2018 or, for deferred restricted common units granted under the Deferred Compensation Plan, with respect to 2018, to our named executive officers:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (a)		Grant Date Fair Value of Stock and Option Awards (a)
Stephen A. Schwarzman	—	—		$—
Jonathan D. Gray	—	—		$—
Hamilton E. James	—	—		$—
Michael S. Chae	1/11/2019	43,752	(b)	$1,398,751
J. Tomilson Hill	7/1/2018	232,253	(c)	$7,471,579
	12/31/2018	176,085	(d)	$5,249,094

(a)	The references to “stock” or “shares” in this table refer to deferred restricted Blackstone Holdings Partnership Units or our deferred restricted common units.
(b)

Represents deferred restricted common units granted in 2019 under the Deferred Compensation Plan for 2018 performance. (See “— Nonqualified Deferred Compensation for 2018 — Narrative to Nonqualified Deferred Compensation for 2018 Table.”) These grants are reflected in the “Stock Awards” column of the Summary Compensation Table in 2018.

(c)	Represents deferred restricted Blackstone Holdings Partnership Units granted under our 2007 Equity Incentive Plan and reflects 2017 performance.
(d)

Pursuant to the terms of Mr. Hill’s withdrawal agreement, we agreed to modify the terms of Mr. Hill’s outstanding unvested deferred restricted Blackstone Holdings Partnership Units to allow him to remain eligible to vest in the remaining 50% of such awards that otherwise would have been forfeited in connection with his resignation from the firm. This decision was accounted for as a modification for financial statement reporting purposes in accordance with GAAP and the amount reported reflects the aggregate incremental fair value, computed as of the December 31, 2018 modification date in accordance with GAAP, with respect to the following modified awards: 9,573 deferred restricted Blackstone Holdings Partnership Units granted on July 1, 2015; 27,493 deferred restricted Blackstone Holdings Partnership Units granted on July 1, 2016, 22,893 deferred restricted Blackstone Holdings Partnership Units granted on July 1, 2017; and 116,127 deferred restricted Blackstone Holdings Partnership Units granted on July 1, 2018.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2018

Terms of Blackstone Holdings Partnership Units Granted in 2018 and Prior Years

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

Vesting Provisions. All of the Blackstone Holdings Partnership Units received in the reorganization by the named executive officers in exchange for the contribution of their equity interests in our operating subsidiaries to Blackstone Holdings are now fully vested. All of the Blackstone Holdings Partnership Units received in exchange for their interests in carried interest relating to investments made by our carry funds prior to the date of the contribution were fully vested.

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

All vested and unvested Blackstone Holdings Partnership Units and deferred restricted Blackstone Holdings Partnership Units (and our common units received in exchange for such Blackstone Holdings Partnership Units) held by a named executive officer will be immediately forfeited in the event the named executive officer materially breaches any of their restrictive covenants set forth in the non-competition and non-solicitation agreement outlined under “Non-Competition and Non-Solicitation Agreements” or their service is terminated for cause. Notwithstanding the foregoing, Mr. Schwarzman will not be required to forfeit more than 25% of the units held by him as of the date of his amended and restated founding member agreement.

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

Schwarzman Founding Member Agreement

Upon the consummation of our initial public offering, we entered into a founding member agreement with Mr. Schwarzman. Although Mr. Schwarzman has informed the conflicts committee of the board of directors of our general partner that he has no current plan to retire, as previously disclosed, on March 1, 2018, we amended and restated this agreement, with the approval of the conflicts committee advised by independent counsel, to address certain retirement benefits to be received by Mr. Schwarzman. Mr. Schwarzman’s agreement provides that he will remain our Chairman and Chief Executive Officer (or, as determined by Mr. Schwarzman, our Chairman or Executive Chairman) while continuing service with us and requires him to give us six months’ prior written notice of intent to terminate service with us. The agreement provides that following retirement (or, if applicable, the date on which he ceases active service as a result of his permanent disability), Mr. Schwarzman will be provided with specified retirement benefits for the remainder of his life, including that he be permitted to retain his then current office and continue to be provided with administrative support, access to office services and a car and driver. Mr. Schwarzman will also continue to receive health benefits following his retirement until his death, subject to his continuing payment of the related health insurance premiums consistent with current policies. Finally, Mr. Schwarzman will also receive reimbursement for travel costs (including travel on personal aircraft) for Blackstone related business functions, annual home and personal security benefits, reasonable access to our Chief Legal Officer, reasonable access to certain events, legal representation for Blackstone related matters, and, subject to his continuing payment of costs and expenses related thereto, he will continue to be provided with offices, technology and support for his family office team at levels consistent with current practice. The agreement provides that, following Mr. Schwarzman’s termination of service, he or related entities will remain entitled to receive awards of carried interest at reduced levels until the later of February 14, 2027 or the date of Mr. Schwarzman’s death. The profit sharing percentage for any carried interest awarded in new funds launched after Mr. Schwarzman’s termination of service shall generally be set at 50% of the profit sharing percentage Mr. Schwarzman held in the most recent corresponding predecessor fund prior to his termination of employment or, in the case of new funds without a corresponding predecessor fund prior to Mr. Schwarzman’s termination of service, a profit sharing percentage set at 50% of the median of the aggregate profit sharing percentages held by Mr. Schwarzman at the time of his termination of service. While currently Mr. Schwarzman is entitled to invest in or alongside our investment funds without being subject to management fees or carried interest, this has been extended to continue until ten years following the date of Mr. Schwarzman’s death as to Mr. Schwarzman, his estate and related entities.

Senior Managing Director Agreements

Upon the consummation of our initial public offering, we entered into substantially similar senior managing director agreements with each of our named executive officers and other senior managing directors other than our founder. Senior managing directors who have joined the firm after our initial public offering have also entered into senior managing director agreements. The agreements generally provide that each senior managing director will devote substantially all of his or her business time, skill, energies and attention to us in a diligent manner. Each senior managing director will be paid distributions and benefits in amounts determined by Blackstone from time to time in its sole discretion. The agreements require us to provide the senior managing director with 90 days’ prior written notice prior to terminating his or her service with us (other than a termination for cause). Additionally, the agreements require each senior managing director to give us 90 days’ prior written notice of intent to terminate service with us and require the senior managing director to be placed on a 90-day period of “garden leave” following the senior managing director’s termination of service (as further described under the caption “— Non-Competition and Non-Solicitation Agreements” below).

Outstanding Equity Awards at 2018 Fiscal Year End

The following table provides information regarding outstanding unvested equity awards made to our named executive officers as of December 31, 2018.

	Stock Awards (a)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (b)
Stephen A. Schwarzman	—	$—
Jonathan D. Gray	372,599	$11,107,176
Hamilton E. James	—	$—
Michael Chae	1,040,272	$31,105,013
J. Tomilson Hill (c)	—	$—

(a)

The references to “stock” or “shares” in this table refer to unvested deferred restricted Blackstone Holdings Partnership Units and unvested deferred restricted common units granted under the Deferred Compensation Plan (including deferred restricted common units granted to Mr. Chae in 2019 in respect of 2018 performance). All amounts reported for Mr. Gray represent unvested deferred restricted common units granted under the Deferred Compensation Plan. The vesting terms of these awards are described under the captions “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2018 — Terms of Blackstone Holdings Partnership Units Granted in 2018 and Prior Years” above and “— Nonqualified Deferred Compensation for 2018 — Narrative to Nonqualified Deferred Compensation for 2018 Table” below.

(b)

The dollar amounts shown under this column were calculated by multiplying the number of unvested deferred restricted Blackstone Holdings Partnership Units or unvested deferred restricted common units held by the named executive officer by the closing market price of $29.81 per Blackstone common unit on December 31, 2018, the last trading day of 2018, other than the deferred restricted common units granted in 2019 in respect of 2018 performance, which are valued as of the date of their grant.

(c)

Mr. Hill’s resignation constituted a “qualifying retirement” for purposes of his unvested deferred restricted Blackstone Holdings Partnership Units. In addition, pursuant to the terms of Mr. Hill’s withdrawal agreement, we agreed to modify the terms of Mr. Hill’s outstanding unvested deferred restricted Blackstone Holdings Partnership Units to allow him to remain eligible to vest in the remaining 50% of such awards that otherwise would have been forfeited in connection with his resignation from the firm. Accordingly, 100% of Mr. Hill’s unvested deferred restricted Blackstone Holdings Partnership Units were considered vested and undelivered as of his December 31, 2018 resignation date. The undelivered deferred restricted common units that were granted to Mr. Hill pursuant to the Deferred Compensation Plan in 2018 in respect of 2017 performance, in 2017 in respect of 2016 performance and in 2016 in respect of 2015 performance were, in each case, considered vested on the date of grant due to his retirement eligibility on such dates and following Mr. Hill’s resignation will be delivered over the applicable deferral period, subject to his continued compliance with the terms of his withdrawal agreement and his non-competition and non-solicitation agreement (as modified by the withdrawal agreement).

Option Exercises and Stock Vested in 2018

The following table provides information regarding the number of outstanding initially unvested equity awards made to our named executive officers that vested during 2018:

	Stock Awards (a)
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting (b)
Stephen A. Schwarzman	—	$—
Jonathan D. Gray	107,707	$3,448,778
Hamilton E. James	—	$—
Michael S. Chae	6,923	$221,674
J. Tomilson Hill (c)	439,882	$13,586,907

(a)	The references to “stock” or “shares” in this table refer to deferred restricted Blackstone Holdings Partnership Units and our deferred restricted common units.

(b)	The value realized on vesting is based on the closing market prices of our common units on the day of vesting.

(c)

Mr. Hill’s resignation constituted a “qualifying retirement” for purposes of his unvested deferred restricted Blackstone Holdings Partnership Units. In addition, pursuant to the terms of Mr. Hill’s withdrawal agreement, we agreed to modify the terms of Mr. Hill’s outstanding unvested deferred restricted Blackstone Holdings Partnership Units to allow him to remain eligible to vest in the remaining 50% of such awards that otherwise would have been forfeited in connection with his resignation from the firm. Accordingly, 100% of Mr. Hill’s unvested deferred restricted Blackstone Holdings Partnership Units were considered vested and undelivered as of his December 31, 2018 resignation date. These deferred restricted Blackstone Holdings Partnership Units are scheduled to be delivered on the original vesting dates, subject to Mr. Hill’s continued compliance with the terms of his withdrawal agreement and his non-competition and non-solicitation agreement (as modified by the withdrawal agreement) and are reflected in the Nonqualified Deferred Compensation for 2018 Table below.

Nonqualified Deferred Compensation for 2018

The following table provides information with respect to (1) undelivered deferred restricted common units that were granted to Messrs. James and Hill in 2015 pursuant to the Deferred Compensation Plan in respect of 2014 performance that were considered vested on the date of grant due to their retirement eligibility, (2) undelivered deferred restricted common units that were granted to Mr. Hill pursuant to the Deferred Compensation Plan in 2018 in respect of 2017 performance, in 2017 in respect of 2016 performance and in 2016 in respect of 2015 performance that, in each case, were considered vested on the date of grant due to his retirement eligibility (3) mandatorily deferred and vested, but undelivered, deferred restricted common units that were granted to Mr. Hill in 2014 pursuant to the Deferred Compensation Plan in respect of 2013 and (4) Mr. Hill’s unvested of deferred restricted Blackstone Holdings Partnership Units that were considered vested and undelivered as of his December 31, 2018 resignation date.

Name	Executive Contributions in 2018	Registrant Contributions in 2018 (a)	Aggregate Earnings (Losses) in 2018 (b)	Aggregate Withdrawals/ Distributions (c)	Aggregate Balance at December 31, 2018 (d)
Stephen A. Schwarzman	$—	$—	$—	$—	$—
Jonathan D. Gray	$—	$—	$—	$—	$—
Hamilton E. James	$—	$—	$20,018	$238,778	$—
Michael S. Chae	$—	$—	$—	$—	$—
J. Tomilson Hill	$—	$10,498,158	$642,441	$12,803,076	$20,515,719

(a)

This column represents the 352,169 deferred restricted Blackstone Holdings Partnership Units that were considered vested as of Mr. Hill’s December 31, 2018 resignation and which are scheduled to be delivered on the original vesting dates, subject to Mr. Hill’s continued compliance with the terms of his withdrawal agreement and his non-competition and non-solicitation agreement (as modified by the withdrawal agreement). Of this amount, 232,253 deferred restricted Blackstone Holdings Partnership Units with a grant date fair value of $7,471,579 was also reported in the “Stock Awards” column of the Summary Compensation Table for the last completed fiscal year (see footnote (b) to the Summary Compensation Table).

(b)

This column represents (1) the earnings/(losses) during 2018 on deferred restricted common units granted to Messrs. James and Hill pursuant to our Deferred Compensation Plan through the earlier of their delivery or December 31, 2018 and (2) the payment of current cash distribution equivalents on deferred restricted common units granted pursuant to the Deferred Compensation Plan to Mr. Hill in 2016 in respect of 2015, in 2017 in respect of 2016 and in 2018 in respect of 2017 through the earlier of their delivery or December 31, 2018. No portion of any earnings would be considered above-market or preferential and, accordingly, no earnings are reflected in the Summary Compensation Table.

(c)

This column represents (1) the value of 6,832 and 343,057 deferred common units that were delivered to Messrs. James and Hill, respectively, in 2018 based on the closing market price per Blackstone common unit on the date(s) of delivery and (2) the payment of current cash distribution equivalents on deferred restricted common units granted pursuant to the Deferred Compensation Plan to Mr. Hill in 2016 in respect of 2015, in 2017 in respect of 2016 and in 2018 in respect of 2017.

(d)

Represents the value as of December 31, 2018 of 336,047 deferred restricted common units and 352,169 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Hill. With respect to Mr. Hill, $14,081,363 has been previously reported in the “Stock Awards” column of the Summary Compensation Table. The values set forth in this column are based on the closing market price of $29.81 per Blackstone common units on December 31, 2018.

Narrative to Nonqualified Deferred Compensation for 2018 Table

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

At the end of each year, the Plan Administrator (as defined in the Deferred Compensation Plan) selects plan participants in its sole discretion and notifies such individuals that they have been selected to participate in the Deferred Compensation Plan for such year. Participation is mandatory for those employees selected by the Plan Administrator to be participants. An individual, if selected, may not decline to participate in the Deferred Compensation Plan and an individual who is not so selected may not elect to participate in the Deferred Compensation Plan. The selection of participants is made on an annual basis; an individual selected to participate in the Deferred Compensation Plan for a given year may not necessarily be selected to participate in a subsequent year. For 2018, all employees other than Mr. Schwarzman and Mr. James were deemed eligible to participate in the Deferred Compensation Plan, with the deferred amount (if any) determined in accordance with the table described below. For 2018, only Mr. Chae participated in the Deferred Compensation Plan for 2018.

In respect of the deferred portion of his or her annual cash bonus payment, each participant receives deferral units which represent rights to receive in the future a specified amount of common units or Blackstone Holdings Partnership Units or other equity-based awards under our 2007 Equity Incentive Plan, subject to vesting provisions described below. The amount of each participant’s annual cash bonus payment deferred under the Deferred Compensation Plan is calculated pursuant to a deferral rate table using the participant’s total annual incentive compensation, which generally includes such participant’s annual cash bonus payment and any incentive fees earned in connection with our investment funds, and is subject to certain adjustments, including reductions for mandatory contributions to our investment funds. For deferrals of 2018 annual cash bonus payments, the deferral percentage was calculated on the basis set forth in the following table (or such other table that may be adopted by the Plan Administrator).

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

Mandatory Deferral Awards. Generally, deferral units are satisfied by delivery of our common units in equal annual installments over the deferral period, which was three years for grants made in respect of years prior to 2012 and four years for grants made in respect of years 2012 and 2013 (with no partial-year delivery). In 2015, the Deferred Compensation Plan was amended to return the deferral period to three years for grants made in respect of 2014 and subsequent years. Delivery of our common units underlying vested deferral units is delayed until anticipated trading window periods to better facilitate the participant’s liquidity to meet tax obligations. If the participant’s employment is terminated for cause, the participant’s undelivered deferral units (vested and unvested) will be immediately forfeited. Upon a change in control or termination of the participant’s employment because of death, any undelivered deferral units (vested and unvested) will become immediately deliverable. Unvested bonus deferral awards in respect of 2014 and subsequent years will be forfeited upon resignation, will immediately vest and be delivered if the participant’s employment is terminated without cause or because of disability and, in connection with a qualifying retirement, will continue to vest and be delivered over the applicable deferral period, subject to forfeiture if the participant violates any applicable provision of his or her employment agreement or engages in any competitive activity (as such term is defined in the Deferred Compensation Plan).

The 276,309 and 20,767 deferred restricted common units granted under the Deferred Compensation Plan to Mr. Gray and Mr. Chae, respectively, in 2017 for 2016 performance vested 33.3% on January 1, 2018 and 33.3% on

January 1, 2019 and vest 33.4% on January 1, 2020. The 172,788 and 793 deferred restricted common units granted under the Deferred Compensation Plan to Mr. Gray and Mr. Chae, respectively, in 2018 for 2017 performance vested 33.3% on January 1, 2019 and vest 33.3% on January 1, 2020 and 33.4% on January 1, 2021. The 46,814 deferred restricted common units granted under the Deferred Compensation Plan to Mr. Gray in 2016 for 2015 performance vested 33.3% on each of January 1, 2017 and January 1, 2018 and vest 33.3% on January 1, 2019. The 43,752 deferred restricted common units granted under the Deferred Compensation Plan to Mr. Chae in 2019 for 2018 performance vest 33.3% on January 1, 2020, 33.3.% on January 1, 2021 and 33.4% on January 1, 2022.

Potential Payments Upon Termination of Employment or Change in Control

Upon a change of control event where any person (other than a person approved by our general partner) becomes our general partner or a termination of employment because of death or disability, any unvested deferred restricted Blackstone Holdings Partnership Units or unvested deferred restricted common units held by any of our named executive officers will automatically be deemed vested as of immediately prior to such occurrence of such change of control or such termination of employment. Had such a change of control or such a termination of employment occurred on December 31, 2018, the last business day of 2018, each of our named executive officers would have vested in the following numbers of deferred restricted Blackstone Holdings Partnership Units and deferred restricted common units, having the following values based on our closing market price of $29.81 per Blackstone common unit on December 31, 2018, other than the deferred restricted common units granted to Mr. Chae in 2019 in respect of 2018 performance, which are valued as of the date of their grant: Messrs. Schwarzman and James had no outstanding unvested units at December 31, 2018; Mr. Gray — 372,599 deferred restricted common units with an aggregate value of $11,107,176 and Mr. Chae — 981,883 deferred restricted Blackstone Holdings Partnership Units and 58,389 deferred restricted common units with an aggregate value of $31,105,013. In addition, the Deferred Compensation Plan provides that upon a change in control or termination of the participant’s employment because of death, any fully vested but undelivered deferred restricted common units will become immediately deliverable.

In connection with a named executive officer’s termination of employment due to qualifying retirement, 50% of such units will continue to vest and be delivered over the vesting period, subject to forfeiture if the named executive officer violates any applicable provision of his employment agreement or engages in any competitive activity (as such term is defined in the applicable award agreement). (See “Non-Competition and Non-Solicitation Agreements — Retirement.”) As of December 31, 2018, Mr. James was retirement eligible. Mr. James had no outstanding unvested units at December 31, 2018.

Upon a termination of Mr. Gray’s and Mr. Chae’s employment without cause, the deferred restricted common units granted to them under the Deferred Compensation Plan in respect of 2018, 2017 and 2016, as applicable, will become fully vested. Had such a termination of employment occurred on December 31, 2018, the last business day of 2018, each of Mr. Gray and Mr. Chae would have vested in the following numbers of deferred restricted common units, respectively, having the following values based on our closing market price of $29.81 per Blackstone common unit on December 31, 2018, other than the deferred restricted common units granted to Mr. Chae in 2019 in respect of 2018 performance, which are valued as of the date of their grant: Mr. Gray — 372,599 deferred restricted common units with an aggregate value of $11,107,176 and Mr. Chae — 58,389 deferred restricted common units with a value of $1,835,080.

In addition, except as described below, unvested carried interest in our carry funds is generally forfeited upon termination of employment. Upon the death or disability of any named executive officer who participates in the carried interest of our carry funds, the named executive officer will be deemed 100% vested in any unvested portion of carried interest in our carry funds. Furthermore, any named executive officer that is retirement eligible will automatically vest in 50% of their otherwise unvested carried interest allocation upon retirement. (See “— Non-Competition and Non-Solicitation Agreements — Retirement.”).

In addition, pursuant to Mr. Schwarzman’s amended and restated founding member agreement described above under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2018 — Schwarzman Founding Member Agreement,” following retirement and for the remainder of his life, Mr. Schwarzman will be provided with specified retirement benefits, including a car and driver, retention of his current office, administrative support and annual home and personal security benefits. The value of such retirement benefits is estimated at approximately $885,000 per year based on 2018 costs. We have not assigned a value to the entitlements of Mr. Schwarzman and his estate and related entities to receive carried interest in new funds or to invest in our investment funds fee free following his termination of service as such value cannot be reasonably estimated. We anticipate that any incremental cost to us with respect to the other personal benefits to which Mr. Schwarzman is entitled following his retirement will be de minimis.

Withdrawal Agreement with J. Tomilson Hill

Effective December 31, 2018, Mr. Hill resigned from his position as a director and Vice Chairman of our general partner. In connection with his resignation, Mr. Hill entered into a withdrawal agreement with us on October 2, 2018. Under the terms of the withdrawal agreement, Mr. Hill agreed to enter into a general release of claims in favor of Blackstone and its related parties and affirmed his non-competition, non-solicitation, non-disparagement and confidentiality covenants contained in his non-Competition and non-solicitation agreement, subject to certain limited exceptions and clarifications. All payments and benefits are subject to Mr. Hill’s timely execution and non-revocation of the release and compliance with these restrictive covenants.

Under the terms of the withdrawal agreement, Mr. Hill was entitled to receive total target annual cash compensation of $7,500,000 for 2018, subject to his continued service through December 31, 2018 and satisfaction of his transition responsibilities. Mr. Hill’s resignation constituted a “qualifying retirement” for purposes of his deferred restricted common units (all of which were already considered vested but undelivered as a result of retirement eligibility at the time of grant), his deferred restricted Blackstone Holdings Partnership Units and his carried interest awards and, as such, subject to his continued compliance with the terms of the withdrawal agreement and his non-competition non-solicitation agreement (as modified by the withdrawal agreement), all of his deemed vested but undelivered deferred restricted common units will be delivered over the applicable deferral period, 50% of his deferred restricted Blackstone Holdings Partnership Units will be delivered on the original vesting dates and he will remain eligible to vest in 50% of his carried interest awards. In addition, pursuant to the terms of Mr. Hill’s withdrawal agreement, we agreed to modify the terms of Mr. Hill’s outstanding unvested deferred restricted Blackstone Holdings Partnership Units and carried interest awards to allow him to remain eligible to vest in the remaining 50% of such awards that otherwise would have been forfeited in connection with his resignation from the firm, subject to his continued compliance with the terms of the withdrawal agreement and his non-competition non-solicitation agreement (as modified by the withdrawal agreement). Accordingly, 100% of Mr. Hill’s unvested deferred restricted Blackstone Holdings Partnership Units 352,169 deferred restricted Blackstone Holdings Partnership Units with a value of $10,498,158 were considered vested and undelivered as of his December 31, 2018 resignation date.

The withdrawal agreement also provides for Mr. Hill to receive a fully vested profit sharing percentage of 4% for all investments made by the Blackstone Strategic Capital Holdings (“BSCH”) fund that closed prior to December 31, 2018, additional awards of up to 2.5% of the total “carry dollars” (as defined in the withdrawal agreement) created on new investments by the BSCH fund in which Mr. Hill has material involvement and 2% of the carry proceeds realized by Blackstone Capital Partners VI from its investment in First Eagle Investment Management. Mr. Hill will also remain eligible to participate in Blackstone’s side-by-side or similar investment programs for 5 years following his resignation, in some cases without being subject to performance or management fees (but subject to an administrative charge) and subject to certain terms and conditions as further described in the withdrawal agreement. We have not assigned a value to the entitlements of Mr. Hill to receive carried interest in new funds or to invest in our investment funds fee free following his termination of service as such value cannot be reasonably estimated.

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

Restricted Period. For purposes of the foregoing covenants, the “Restricted Period” will be:

Covenant	Stephen A. Schwarzman	Other Senior Managing Directors	Other Contracting Employees
Non-competition	Two years after termination of employment.	One year (six months for senior managing directors who are eligible to retire, as defined below) after termination of employment (which may be extended to 18 months in Blackstone’s sole discretion).	Between 90 days and nine months after termination of employment.

Non-solicitation of Blackstone employees	Two years after termination of employment.	Two years after termination of employment.	Generally one year after termination of employment.

Non-solicitation of Blackstone clients or investors	Two years after termination of employment.	One year after termination of employment (which may be extended to 18 months in Blackstone’s sole discretion).	Generally between six months and one year after termination of employment.

Non-interference with business relationships	Two years after termination of employment.	One year after termination of employment (which may be extended to 18 months in Blackstone’s sole discretion).	Generally between six months and one year after termination of employment.

For individuals (other than Mr. Schwarzman) who became senior managing directors prior to January 1, 2018, the Restricted Period for the non-competition, non-solicitation of Blackstone clients or investors and non-interference with business relationships covenants is one year after termination of employment (or six months for those who are eligible to retire, as defined below).

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

As of December 31, 2018, we employed approximately 2,615 people, including our 147 senior managing directors. We identified our median employee using our global employee population as of December 31, 2018. To identify our median employee, we used annual base salary and bonuses earned in 2018. We believe this consistently applied compensation measure reasonably reflects annual compensation across our employee base. Application of our consistently applied compensation measure identified six employees with the same total annual base salary and cash bonus earned in 2018. We identified our median employee from among these employees by reviewing the components of their annual total compensation and selecting the employee whose title, tenure and compensation characteristics most accurately reflected the compensation of a typical employee. After identifying our median employee, we calculated the median employee’s annual total compensation in accordance with the requirements of the Summary Compensation Table. For 2018, the annual total compensation for Mr. Schwarzman, our principal executive officer, was $69,147,028 and our median employee’s annual total compensation was $224,029. Accordingly, annual total compensation of our principal executive officer was approximately three hundred and nine times the annual total compensation of our median employee.

Director Compensation in 2018

No additional remuneration is paid to our employees for services as a director of our general partner. In 2018, each of our non-employee directors received an annual cash retainer of $150,000 and a grant of deferred restricted common units equivalent in value to $150,000, with a grant date fair value determined as described in footnote (a) to the first table below. An additional $30,000 annual cash retainer was paid to the Chairman of the Audit Committee during 2018. An additional $25,000 annual cash retainer was paid to Mr. Light in connection with his service on the executive committee of The Blackstone Group International Partners LLP.

In 2018, our Board of Directors reviewed our non-employee director compensation, which has remained unchanged since 2013, and determined it was appropriate to make a moderate increase in the annual compensation payable to our non-employee directors. Accordingly, beginning in 2019, each of our non-employee directors will receive an annual retainer of $360,000, $150,000 of which will continue to be paid in cash and the remainder of which will be paid in the form of a grant of deferred restricted common units equivalent in value to $210,000. The deferred restricted common units will continue to vest on the first anniversary of the date of the grant. An additional $40,000 annual retainer will be paid to the Chairman of the Audit Committee, $30,000 of which will be paid in cash and the remainder of which of will be paid in the form of deferred restricted common units equivalent in value to $10,000 and with the same vesting terms as the other deferred restricted common units. An additional $50,000 annual cash retainer will be paid to Mr. Light in connection with his service on the executive committee of The Blackstone Group International Partners LLP.

The following table provides the director compensation for our directors for 2018:

Name	Fees Earned or Paid in Cash	Stock Awards (a) (b)	Total
Bennett J. Goodman (c)	$—	$—	$—
James W. Breyer	$150,000	$149,854	$299,854
Peter T. Grauer (d)	$37,500	$292,114	$329,614
Sir John Hood	$94,758	$148,978	$243,736
Rochelle B. Lazarus	$150,000	$149,112	$299,112
Jay O. Light	$175,000	$150,420	$325,420
The Right Honorable Brian Mulroney	$150,000	$150,262	$300,262
William G. Parrett	$180,000	$148,196	$328,196

(a)

The references to “stock” in this table refer to our deferred restricted common units. Amounts for 2018 represent the grant date fair value of stock awards granted in the year, computed in accordance with GAAP, pertaining to equity-based compensation. The assumptions used in determining the grant date fair value are set forth in Note 16. “Equity-Based Compensation” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data.” These deferred restricted common units vest, and the underlying Blackstone common units will be delivered, on the first anniversary of the date of the grant, subject to the outside director’s continued service on the board of directors of our general partner. The amount reported for Mr. Grauer also includes the incremental fair value, computed in accordance with GAAP, with respect to the accelerated vesting of his 2018 deferred restricted common unit award (see footnote (d) below).

(b)

Each of our non-employee directors was granted deferred restricted common units upon appointment as a director. In 2018, in connection with the anniversary of his initial grant, each of the following directors was granted deferred restricted common units: Ms. Lazarus — 4,247 units; Mr. Light — 4,008 units; Mr. Mulroney — 4,632 units; Mr. Parrett — 4,360 units; Mr. Grauer — 4,101; and Mr. Breyer — 4,256. In addition, Mr. Hood was granted 4,778 common units upon his appointment as a director in 2018. The amounts of our non-employee directors’ compensation were approved by the board of directors of our general partner upon the recommendation of our founder following his review of directors’ compensation paid by comparable companies.

The following table provides information regarding outstanding unvested equity awards made to our directors as of December 31, 2018:

	Stock Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (2)
James W. Breyer	4,256	$126,871
Peter T. Grauer	—	$—
Sir John Hood	4,778	$142,432
Rochelle B. Lazarus	4,247	$126,603
Jay O. Light	4,008	$119,478
The Right Honorable Brian Mulroney	4,632	$138,080
William G. Parrett	4,360	$129,972

(1)	The references to “stock” or “shares” in this table refer to our deferred restricted common units.
(2)

The dollar amounts shown in this column were calculated by multiplying the number of unvested deferred restricted common units held by the director by the closing market price of $29.81 per Blackstone common unit on December 31, 2018, the last trading day of 2018.

(c)

Mr. Goodman is an employee and no additional remuneration is paid to him for his service as a director of our general partner. Mr. Goodman’s employee compensation is discussed in “— Item 13. Certain Relationships and Related Transactions, and Director Independence.”

(d)

Mr. Grauer resigned from the board of directors of our general partner effective January 30, 2018. In connection with his departure and in recognition of his years of service to Blackstone, the board of directors of our general partner determined that it was appropriate to fully vest his 2018 deferred restricted common unit award granted on January 26, 2018. The decision to vest his 2018 deferred restricted common unit award was accounted for as a modification for financial statement reporting purposes in accordance with GAAP and the amount reported in the “Stock Awards” column for 2018 for Mr. Grauer includes the incremental fair value, computed as of the February 26, 2018 modification date in accordance with GAAP, with respect to the modified award.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common units and Blackstone Holdings Partnership Units as of February 22, 2019 by:

•	each person known to us to beneficially own 5% of any class of the outstanding voting securities of The Blackstone Group L.P.;

•	each member of our general partner’s board of directors;

•	each of the named executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of February 22, 2019. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise included, for purposes of this table, the principal business address for each such person is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

	Common Units, Beneficially Owned		Blackstone Holdings Partnership Units Beneficially Owned (a)
Name of Beneficial Owner	Number	% of Class	Number	% of Class
5% Unitholders:
None	—	—	—	—

Directors and Executive Officers (b)(c)
Stephen A. Schwarzman (d)(e)	—	—	231,924,793	47.0%
Hamilton E. James (e)	20,497	*	30,380,300	6.2%
J. Tomilson Hill (e)(f)	2,873,884	*	13,740,188	2.8%
Bennett J. Goodman (e)(f)	357,092	*	4,890,345	1.0%
Jonathan D. Gray (e)	288,616	*	40,585,300	8.2%
Michael S. Chae (e)	14,110	*	5,831,432	1.2%
James W. Breyer	10,369	*	—	—
Rochelle B. Lazarus	38,293	*	—	—
Jay O. Light	54,505	*	—	—
The Right Honorable Brian Mulroney	160,092	*	—	—
William G. Parrett	80,543	*	—	—
All executive officers and directors as a group (14 persons)	4,196,371	*	328,138,241	66.6%

*	Less than one percent
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

(b)

The units beneficially owned by the directors and executive officers reflected above do not include the following number of units that will be delivered to the respective individual more than 60 days after February 22, 2019: Mr. Hill — 61,853 deferred restricted Blackstone Holdings Partnership Units and 160,605 deferred restricted common units; Mr. Chae — 981,883 deferred restricted Blackstone Holdings Partnership Units and 51,202 deferred restricted common units; Mr. Goodman — 2,554,151 deferred restricted Blackstone Holdings Partnership Units; Mr. Gray — 207,295 deferred restricted common units; Mr. Mulroney — 4,632 deferred restricted common units; Mr. Parrett — 4,360 deferred restricted common units; Ms. Lazarus — 4,247 deferred restricted common units; Mr. Light — 4,008 deferred restricted common units; Mr. Breyer — 4,256 deferred restricted common units; Mr. Hood — 4,778 deferred restricted common units; and all other executive officers and directors as a group — 333,364 deferred restricted Blackstone Holdings Partnership Units and 220,485 deferred restricted common units.

(c)

The Blackstone Holdings Partnership Units shown in the table above include the following number of vested units being held back under our minimum retained ownership requirements: Mr. Schwarzman — 44,576,523 Blackstone Holdings Partnership Units; Mr. James — 14,648,744 Blackstone Holdings Partnership Units; Mr. Hill — 2,444,332 Blackstone Holdings Partnership Units; Mr. Goodman — 1,204,264 Blackstone Holdings Partnership Units; Mr. Gray — 11,477,971 Blackstone Holdings Partnership Units; Mr. Chae — 3,182,160 Blackstone Holdings Partnership Units; and all other executive officers and directors as a group — 274,202 Blackstone Holdings Partnership Units.

(d)

On those few matters that may be submitted for a vote of the limited partners of The Blackstone Group L.P., Blackstone Partners L.L.C., an entity wholly owned by our senior managing directors, holds a special voting unit in The Blackstone Group L.P. that provides it with an aggregate number of votes on any matter that may be submitted for a vote of our common unitholders that is equal to the aggregate number of vested and unvested Blackstone Holdings Partnership Units held by the limited partners of Blackstone Holdings on the relevant record date and entitles it to participate in the vote on the same basis as our common unitholders. Our senior managing directors have agreed in the limited liability company agreement of Blackstone Partners L.L.C. that our founder, Mr. Schwarzman, will have the power to determine how the special voting unit held by Blackstone Partners L.L.C. will be voted. Following the withdrawal, death or disability of Mr. Schwarzman (and any successor founder), this power will revert to the members of Blackstone Partners L.L.C. holding a majority in interest in that entity. The limited liability company agreement of Blackstone Partners L.L.C. provides that at such time as Mr. Schwarzman should cease to be a founding member, Jonathan D. Gray will thereupon succeed Mr. Schwarzman as the sole founding member of Blackstone Partners L.L.C. If Blackstone Partners L.L.C. directs us to do so, we will issue special voting units to each of the limited partners of Blackstone Holdings, whereupon each special voting unitholder will be entitled to a number of votes that is equal to the number of vested and unvested Blackstone Holdings Partnership Units held by such special voting unitholder on the relevant record date.
(e)

The Blackstone Holdings Partnership Units shown in the table above for such named executive officers and directors include (a) the following units held for the benefit of family members with respect to which the named executive officer or director, as applicable, disclaims beneficial ownership: Mr. Schwarzman —1,666,666 units held in various trusts for which Mr. Schwarzman is the investment trustee, Mr. James — 10,657,207 units held in various trusts for which Mr. James and his brother are trustees (but Mr. James does not have or share investment control with respect to the units), Mr. Hill — 5,636,348 units held in various trusts for which Mr. Hill’s spouse is the investment trustee and 2,683,308 units held in a family limited liability company, Mr. Chae — 1,150,070 units held in a trust for which Mr. Chae is the investment trustee and Mr. Gray — 9,716,084 units held in a trust for which Mr. Gray is the investment trustee (b) the following units held in grantor retained annuity trusts for which the named executive officer or director, as applicable, is the investment trustee: Mr. Schwarzman — 3,178,116 units and Mr. Gray — 17,869,410 units, and (c) the following units held by a corporation for which the named executive officer is a controlling shareholder: Mr. Schwarzman — 1,438,529 units and Mr. Goodman — 1,737,550 units owned by family limited liability companies. Mr. Schwarzman also directly, or through a corporation for which he is the controlling shareholder, beneficially owns an additional 364,278 partnership units in each of Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. In addition, with respect to Mr. Schwarzman, the above table excludes partnership units of Blackstone Holdings held by his children or in trusts for the benefit of his family as to which he has no voting or investment control.

(f)

The Blackstone common units shown in the table above for each named executive officer and director include the following units held for the benefit of family members with respect to which the named executive officer or director, as applicable, disclaims beneficial ownership: Mr. James — 20,497 units held in a family limited liability company, Mr. Hill — 1,698,442 units held in family limited liability companies and Mr. Goodman — 357,092 units held in family limited liability companies.

Securities Authorized for Issuance under Equity Compensation Plans

The table set forth below provides information concerning the awards that may be issued under the 2007 Equity Incentive Plan as of December 31, 2018:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (b)
Equity Compensation Plans Approved by Security Holders	53,169,201	—	159,188,666
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	53,169,201	—	159,188,666

(a)

Reflects the outstanding number of our deferred restricted common units and deferred restricted Blackstone Holdings Partnership Units granted under the 2007 Equity Incentive Plan as of December 31, 2018.

(b)

The aggregate number of our common units and Blackstone Holdings Partnership Units covered by the 2007 Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of units equal to the positive difference, if any, of (a) 15% of the aggregate number of our common units and Blackstone Holdings Partnership Units outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by The Blackstone Group L.P. or its wholly owned subsidiaries) minus (b) the aggregate number of our common units and Blackstone Holdings Partnership Units covered by the 2007 Equity Incentive Plan as of such date (unless the administrator of the 2007 Equity Incentive Plan should decide to increase the number of our common units and Blackstone Holdings Partnership Units covered by the plan by a lesser amount). As of January 1, 2019, pursuant to this formula, 171,502,746 units, which is equal to 0.15 times the number of our common units and Blackstone Holdings Partnership Units outstanding on December 31, 2018, were available for issuance under the 2007 Equity Incentive Plan. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common units covered by the 2007 Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common units registered under such registration statement will be available for sale in the open market.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Tax Receivable Agreements

We used a portion of the proceeds from the IPO and the sale of non-voting common units to Beijing Wonderful Investments to purchase interests in the predecessor businesses from the pre-IPO owners. In addition, holders of Blackstone Holdings Partnership Units (other than The Blackstone Group L.P.’s wholly owned subsidiaries), subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for The Blackstone Group L.P. common units on a one-for-one basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the Blackstone Holdings partnerships to effect an exchange for a common unit. Blackstone Holdings I L.P. and Blackstone Holdings II L.P. have made an election under Section 754 of the Internal Revenue Code effective for each taxable year in which an exchange of partnership units for common units occurs, which may result in an adjustment to the tax basis of the assets of such Blackstone Holdings partnerships at the time of an exchange of partnership units. The purchase and subsequent exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Blackstone Holdings that otherwise would not have been available. These increases in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that certain of Blackstone’s wholly owned subsidiaries that are taxable as corporations for U.S. federal income purposes would otherwise be required to pay in the future. One of the subsidiaries of The Blackstone Group L.P. which is a corporate taxpayer has entered into a tax receivable agreement with holders of Blackstone Holdings Partnership Units that provides for the payment by the corporate taxpayer to such holders of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change in control, as discussed below) as a result of these increases in tax basis and of certain other tax benefits related to our entering into tax receivable agreements, including tax benefits attributable to payments under the tax receivable agreement. Additional tax receivable agreements have been executed, and will continue to be executed, with newly-admitted Blackstone senior managing directors and certain others who acquire Blackstone Holdings Partnership Units. This payment obligation is an obligation of the corporate taxpayer and not of Blackstone Holdings. The corporate taxpayers expect to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the actual income tax liability of the corporate taxpayers to the amount of such taxes that the corporate taxpayer would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Blackstone Holdings as a result of the exchanges and had the corporate taxpayers not entered into the tax receivable agreement. A limited partner of Blackstone Holdings may also elect to exchange his or her Blackstone Holdings Partnership Units in a tax-free transaction where the limited partner is making a charitable contribution. In such a case, the exchange will not result in an increase in the tax basis of the assets of Blackstone Holdings and no payments will be made under the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of our IPO and will continue until all such tax benefits have been utilized or expired, unless the corporate taxpayers exercise their right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement.

Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreement (which are taxable to the recipients) in respect of the purchase and exchanges will aggregate $796.9 million over the next 15 years. The after-tax net present value of these estimated payments totals $309.2 million assuming a 15% discount rate and using an estimate of timing of the benefit to be received. Future payments under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreement are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

Subsequent to December 31, 2018, payments totaling $87.3 million were made to certain pre-IPO owners and others mentioned above in accordance with the tax receivable agreement and related to tax benefits the Partnership received for the 2016 and 2017 taxable years. Those payments included payments of $11.2 million to Stephen A. Schwarzman and investment vehicles controlled by relatives of Mr. Schwarzman; $2.8 million to Hamilton E. James and a trust for which Mr. James is the investment trustee; $1.2 million to J. Tomilson Hill and his trusts for which Mr. Hill is the investment trustee; $0.7 million to Michael S. Chae and $0.2 million to Bennett J. Goodman and a limited liability company controlled by a family member of Mr. Goodman.

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

Registration Rights Agreement

In connection with the restructuring and IPO, we entered into a registration rights agreement with our pre-IPO owners pursuant to which we granted them, their affiliates and certain of their transferees the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act common units delivered in exchange for Blackstone Holdings Partnership Units or common units (and other securities convertible into or exchangeable or exercisable for our common units) otherwise held by them. In addition, newly-admitted Blackstone senior managing directors and certain others who acquire Blackstone Holdings Partnership Units have subsequently become parties to the registration rights agreement. Under the registration rights agreement, we agreed to register the exchange of Blackstone Holdings Partnership Units for common units by our holders of Blackstone Holdings Partnership Units. In June 2008, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to cover future issuances from time to time of up to 818,008,105 common units to holders of Blackstone Holdings Partnership Units upon exchange of up to an equal number of such Blackstone Holdings Partnership Units. In addition, our founder, Stephen A. Schwarzman, has the right to request that we register the sale of common units held by holders of Blackstone Holdings Partnership Units an unlimited number of times and may require us to make available shelf registration statements permitting sales of common units into the market from time to time over an extended period. In addition, Mr. Schwarzman has the ability to exercise certain piggyback registration rights in respect of common units held by holders of Blackstone Holdings Partnership Units in connection with registered offerings requested by other registration rights holders or initiated by us.

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

Employment Agreement with Andrew Lapham

Andrew Lapham was an Executive Advisor to Blackstone from April 17, 2014 through December 31, 2016. From January 1, 2017 through April 30, 2018, Mr. Lapham was an employee of Blackstone. Mr. Lapham is the son-in-law of Mr. Mulroney, who has been a member of the board of directors of our general partner since 2007. For 2018, pursuant to the terms of his Employment Agreement, Mr. Lapham received a salary of CAD 155,000.

Mr. Lapham also participated in the performance fees of our funds, consisting of carried interest in our carry funds. The compensation paid to Mr. Lapham in respect of carried interest in our carry funds related to Mr. Lapham’s participation in the private equity and tactical opportunities funds. The amount of cash payments in respect of carried interest paid to Mr. Lapham for 2018 was $29,557.

Bennett J. Goodman

On February 24, 2015, Bennett J. Goodman was appointed to the board of directors of Blackstone Group Management L.L.C., the general partner of The Blackstone Group L.P. Mr. Goodman joined Blackstone in 2008 and is a Senior Managing Director and Co-Founder of GSO Capital Partners. For 2018, Mr. Goodman received a base salary of $350,000 and an annual cash bonus payment of $3,529,612. The cash payment was based upon the performance of the Credit segment, including the contribution of all current and past funds within the segment. The ultimate cash payment to Mr. Goodman was, however, determined in the discretion of Mr. Schwarzman and Mr. Gray.

Mr. Goodman also participated in the performance fees of our funds, consisting of carried interest in our carry funds and incentive fees in our funds that pay incentive fees. The compensation paid to Mr. Goodman in respect of carried interest in our carry funds primarily relates to Mr. Goodman’s participation in the credit funds (which were formed both before and after the acquisition of GSO Capital Partners by Blackstone). The amount of cash payments in respect of carried interest or incentive fee allocations to Mr. Goodman for 2018 was $7,909,072. See “Executive Compensation — Compensation Elements for Named Executive Officers” in this report for additional discussion of the elements of our compensation program.

We recently amended Mr. Goodman’s existing agreements to provide for a new multiyear retention arrangement consisting of a combination of cash, equity and carry opportunities. Under these arrangements, Mr. Goodman’s base salary will be no less than $350,000 and he will be entitled to certain minimum annual or pro-rated cash bonus payments and carried interest and incentive fee allocations during his tenure. He also generally will fully vest in these carried interest and incentive fee allocations at the time of his retirement from Blackstone. Moreover, we amended the vesting terms of Mr. Goodman’s outstanding deferred restricted Blackstone Holdings Partnership Units that were originally awarded in March 2015. Under the amended vesting terms (and unless earlier terminated by us for cause), Mr. Goodman’s unvested units generally will continue to vest for up to eighteen additional months following his departure (based on a quarterly vesting cycle on the first day of January, April, July and October of each year). To further enhance Mr. Goodman’s alignment with the firm, he will remain eligible to participate in Blackstone’s side-by-side and similar investment programs for up to five years following his retirement, in some cases without being subject to management fees, carried interest or incentive fees.

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

Wholly owned subsidiaries of The Blackstone Group L.P. which are the general partners of those partnerships have the right to determine when distributions will be made to the partners of Blackstone Holdings and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the partners of Blackstone Holdings pro-rata in accordance with the percentages of their respective partnership interests as described under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Cash Distribution Policy.”

Each of the Blackstone Holdings Partnerships has an identical number of partnership units outstanding, and we use the terms “Blackstone Holdings Partnership Unit” or “partnership unit in/of Blackstone Holdings” to refer, collectively, to a partnership unit in each of the Blackstone Holdings Partnerships. The holders of partnership units in Blackstone Holdings, including The Blackstone Group L.P.’s wholly owned subsidiaries, will incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of Blackstone Holdings. Net profits and net losses of Blackstone Holdings will generally be allocated to its partners (including The Blackstone Group L.P.’s wholly owned subsidiaries) pro-rata in accordance with the percentages of their respective partnership interests as described under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Cash Distribution Policy.” The partnership agreements of the Blackstone Holdings Partnerships provide for cash distributions, which we refer to as “tax distributions,” to the partners of such partnerships if the wholly owned subsidiaries of The Blackstone Group L.P. which are the general partners of the Blackstone Holdings Partnerships determine that the taxable income of the relevant partnership will give rise to taxable income for its partners. Generally, these tax distributions are computed based on our estimate of the net taxable income of the relevant partnership allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the non-deductibility of certain expenses and the character of our income). Tax distributions are made only to the extent all distributions from such partnerships for the relevant year are insufficient to cover such tax liabilities.

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

See “— Item 11. Executive Compensation — Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2018 — Terms of Blackstone Holdings Partnership Units Granted in 2018 and Prior Years” for a discussion of vesting provisions applicable to Blackstone personnel in respect of the Blackstone Holdings Partnership Units received by them in the reorganization and for a discussion of minimum retained ownership requirements and transfer restrictions applicable to the Blackstone Holdings Partnership Units. The generally applicable vesting and minimum retained ownership requirements and transfer restrictions are outlined in the sections referenced in the preceding sentence. There may be some different arrangements for some individuals in some instances. In addition, we may waive these requirements and restrictions from time to time.

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

Exchange Agreement

In connection with the reorganization and IPO, we entered into an exchange agreement with the holders of partnership units in Blackstone Holdings (other than The Blackstone Group L.P.’s wholly owned subsidiaries). In addition, newly-admitted Blackstone senior managing directors and certain others who acquire Blackstone Holdings Partnership Units have subsequently become parties to the exchange agreement. Under the exchange agreement, subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, each such holder of Blackstone Holdings Partnership Units (and certain transferees thereof) may up to four times each year (subject to the terms of the exchange agreement) exchange these partnership units for The Blackstone Group L.P. common units on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Under the exchange agreement, to effect an exchange a holder of partnership units in Blackstone Holdings must simultaneously exchange one partnership unit in each of the Blackstone Holdings Partnerships. As a holder exchanges its Blackstone Holdings Partnership Units, The Blackstone Group L.P.’s indirect interest in the Blackstone Holdings Partnerships will be correspondingly increased.

Firm Use of Private Aircraft

Certain entities controlled by Mr. Schwarzman wholly own aircraft that we use for business purposes in the course of our operations. Mr. Schwarzman paid for his respective ownership interests in the aircraft himself and bore his respective share of all operating, personnel and maintenance costs associated with their operation. The hourly payments we made for such use were based on current market rates. In 2018, we made payments of $2.7 million for the use of such aircraft, which included $1.6 million paid directly to the managers of the aircraft.

An entity jointly controlled by Mr. James and another senior managing director of Blackstone wholly owns an airplane that we use for business purposes in the course of our operations. Each of Mr. James and the other senior managing director of Blackstone paid for his respective ownership interest in the aircraft himself and bore his respective share of the operating, personnel and maintenance costs associated with its operation. The hourly payments we made for such use were based on current market rates. In 2018, we made payments of $0.7 million to the manager of the aircraft for such use.

An entity controlled by Mr. Gray wholly owns an airplane that we use for business purposes in the course of our operations. Mr. Gray paid for his ownership interest in the aircraft himself and bore his respective share of the operating, personnel and maintenance costs associated with its operation. The hourly payments we made for such use were based on current market rates. In 2018, we made payments of $1.5 million for the use of such aircraft, which included $1.4 million paid directly to the manager of the aircraft for such use.

An entity controlled by Mr. Goodman, jointly with an entity controlled by a former senior managing director of Blackstone, owns an airplane that we use for business purposes in the course of our operations. Mr. Goodman paid for his ownership interest in the aircraft himself and bore his respective share of the operating, personnel and maintenance costs associated with its operation. The hourly payments we made for such use were based on current market rates. In 2018, we made payments of $0.9 million for the use of such aircraft, which included $0.7 million paid directly to the manager of the aircraft for such use.

Investment in or Alongside Our Funds

Our directors and executive officers may invest their own capital in or alongside our carry funds and other of our investment vehicles without being subject to management fees, carried interest or incentive fees. For our carry funds, these investments may be made through the applicable fund general partner and fund a portion of the general partner capital commitments to our funds. In addition, our directors and executive officers may invest their own capital in our funds of hedge funds and credit-focused funds that are structured as hedge funds, in some instances, not subject to management fees, carried interest or incentive fees. These investment opportunities are available to all of our senior managing directors and to those of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws. During the year ended December 31, 2018, our directors and executive officers (and, in some cases, certain investment trusts or other family vehicles or charitable organizations controlled by them or their immediate family members) had the following gross contributions relating to their personal investments (and the investments of any such trusts) in Blackstone managed investment funds: Mr. James, Mr. Schwarzman, Mr. Gray, Mr. Goodman, Mr. Chae, Mr. Hill, Mr. Breyer, Ms. Solotar, Mr. Finley, Mr. Light, Mr. Parrett and Mr. Mulroney made gross contributions of $365.1 million, $225.8 million, $40.5 million, $22.8 million, $6.8 million, $6.7 million, $4.4 million, $3.0 million, $2.5 million, $0.4 million, $0.3 million and $0.1 million, respectively.

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

Director Independence

Because we are a publicly traded limited partnership, the NYSE rules do not require our general partner’s board to be made up of a majority of independent directors. All of the current non-management directors of our general partner’s board of directors satisfy the independence requirements of the NYSE. These directors are Messrs. Breyer, Hood, Light, Mulroney and Parrett and Ms. Lazarus. In addition, Mr. Grauer, who resigned from the board of directors effective January 30, 2018, satisfied the independence requirements of the NYSE. Based on all relevant facts and circumstances, our general partner’s board of directors affirmatively determined that the independent directors have no material relationship with us or our general partner. The board of directors of our general partner follows the following standards in determining director independence:

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

The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, the “Deloitte Entities”):

	Year Ended December 31, 2018
	The Blackstone Group L.P.		Blackstone Entities, Principally Fund Related (c)	Blackstone Funds, Transaction Related (d)	Total
	(Dollars in Thousands)
Audit Fees	$9,500	(a)	$37,306	$—	$46,806
Audit-Related Fees	—		191	25,473	25,664
Tax Fees	1,316	(b)	54,216	14,145	69,677
All Other Fees	—		739	—	739

	$10,816		$92,452	$39,618	$142,886

	Year Ended December 31, 2017
	The Blackstone Group L.P.		Blackstone Entities, Principally Fund Related (c)	Blackstone Funds, Transaction Related (d)	Total
	(Dollars in Thousands)
Audit Fees	$9,715	(a)	$35,189	$—	$44,904
Audit-Related Fees	—		252	19,437	19,689
Tax Fees	1,100	(b)	51,274	13,974	66,348
All Other Fees	—		168	—	168

	$10,815		$86,883	$33,411	$131,109

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

3.	Exhibits:

Exhibit Number	Exhibit Description

3.1	Certificate of Limited Partnership of The Blackstone Group L.P. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-141504) filed with the SEC on March 22, 2007).

3.2	Amended and Restated Agreement of Limited Partnership of The Blackstone Group L.P. (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 001-33551) filed with the SEC on June 27, 2007).

3.2.1	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of The Blackstone Group L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 3.2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

3.2.2	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of The Blackstone Group L.P., dated as of November 4, 2011 (incorporated herein by reference to Exhibit 3.2.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-33551) filed with the SEC on November 9, 2011).

4.1	Indenture dated as of August 20, 2009 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 20, 2009).

4.2	Second Supplemental Indenture dated as of September 20, 2010, among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on September 22, 2010).

4.3	Form of 5.875% Senior Note due 2021 (included in Exhibit 4.2 hereto).

4.4	Third Supplemental Indenture dated as of August 17, 2012 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on August 17, 2012).

4.5	Form of 4.750% Senior Note due 2023 (included in Exhibit 4.4 hereto).

4.6	Fourth Supplemental Indenture dated as of August 17, 2012 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on August 17, 2012).

Exhibit Number	Exhibit Description

4.7	Form of 6.250% Senior Note due 2042 (included in Exhibit 4.6 hereto).

4.8	Fifth Supplemental Indenture dated as of April 7, 2014 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on April 7, 2014).

4.9	Form of 5.000% Senior Note due 2044 (included in Exhibit 4.8 hereto).

4.10	Sixth Supplemental Indenture dated as of April 27, 2015 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on April 27, 2015).

4.11	Form of 4.450% Senior Note due 2045 (included in Exhibit 4.10 hereto).

4.12	Seventh Supplemental Indenture dated as of May 19, 2015 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on May 19, 2015).

4.13	Form of 2.000% Senior Note due 2025 (included in Exhibit 4.12 hereto).

4.14	Guarantor Joinder Agreement dated as of October 1, 2015 among Blackstone Holdings Finance Co. L.L.C., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., Blackstone Holdings AI L.P. and Citibank, N.A., as administrative agent (incorporated herein by reference to Exhibit 4.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

4.15	Eighth Supplemental Indenture dated as of October 1, 2015 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., Blackstone Holdings AI L.P. and The Bank of New York Mellon, as Trustee (incorporated herein by reference to Exhibit 4.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

4.16	Ninth Supplemental Indenture dated as of October 5, 2016 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on October 5, 2016).

4.17	Form of 1.000% Senior Note due 2026 (included in Exhibit 4.16 hereto).

4.18	Tenth Supplemental Indenture dated as of October 2, 2017 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on October 2, 2017).

4.19	Form of 3.150% Senior Note due 2027 (included in Exhibit 4.18 hereto).

Exhibit Number	Exhibit Description

4.20	Eleventh Supplemental Indenture dated as of October 2, 2017 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC October 2, 2017).

4.21	Form of 4.000% Senior Note due 2047 (included in Exhibit 4.20 hereto).

10.1	Amended and Restated Limited Partnership Agreement of Blackstone Holdings I L.P., dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc. and the limited partners of Blackstone Holdings I L.P. party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.1.1	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Blackstone Holdings I L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.2	Amended and Restated Limited Partnership Agreement of Blackstone Holdings II L.P., dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc. and the limited partners of Blackstone Holdings II L.P. party thereto (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.2.1	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Blackstone Holdings II L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.3	Second Amended and Restated Limited Partnership Agreement of Blackstone Holdings III L.P., dated as of January 1, 2009, by and among Blackstone Holdings III GP L.L.C. and the limited partners of Blackstone Holdings III L.P. party thereto (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.3.1	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Holdings III L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.4	Second Amended and Restated Limited Partnership Agreement of Blackstone Holdings IV L.P., dated as of January 1, 2009, by and among Blackstone Holdings IV GP L.P. and the limited partners of Blackstone Holdings IV L.P. party thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.4.1	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Holdings IV L.P., dated as of November 3, 2009 (incorporated herein by reference to Exhibit 10.4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33551) filed with the SEC on November 6, 2009).

10.5	Amended and Restated Limited Partnership Agreement of Blackstone Holdings AI L.P., dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

Exhibit Number	Exhibit Description

10.6	Tax Receivable Agreement, dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc., Blackstone Holdings I L.P., Blackstone Holdings II L.P. and the limited partners of Blackstone Holdings I L.P. and Blackstone Holdings II L.P. party thereto (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.7	Third Amended and Restated Exchange Agreement, dated as of October 1, 2015, among The Blackstone Group L.P., Blackstone Holdings AI L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and the Blackstone Holdings Limited Partners party thereto (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

10.8	Registration Rights Agreement, dated as of June 18, 2007 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.9+	The Blackstone Group L.P. Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on July 9, 2014).

10.10+	The Blackstone Group L.P. Sixth Amended and Restated Bonus Deferral Plan effective as of December 1, 2014 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-33551) filed with the SEC on February 27, 2015).

10.11+	Amended and Restated Founding Member Agreement of Stephen A. Schwarzman, dated as of March 1, 2018, by and among Blackstone Holdings I L.P. and Stephen A. Schwarzman (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-33551) filed with the SEC on March 1, 2018).

10.12+	Form of Senior Managing Director Agreement by and among Blackstone Holdings I L.P. and each of the Senior Managing Directors from time to time party thereto (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-141504) filed with the SEC on June 14, 2007). (Applicable to all executive officers other than Mr. Schwarzman.)

10.13+	Form of Deferred Restricted Common Unit Award Agreement (Directors) (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33551) filed with the SEC on August 8, 2008).

10.14+	Form of Deferred Restricted Blackstone Holdings Unit Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-33551) filed with the SEC on November 7, 2008).

10.15+	Second Amended and Restated Limited Liability Company Agreement of BMA V L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BMA V L.L.C. (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.16+	Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International L.P., dated as of May 31, 2007, by and among BREA International (Cayman) Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

Exhibit Number	Exhibit Description

10.16.1+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International L.P., dated as of May 31, 2007, by and among BREA International (Cayman) Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.19.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.17+	Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International II L.P., dated as of May 31, 2007, by and among BREA International (Cayman) II Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.18+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International II L.P., dated as of May 31, 2007, by and among BREA International (Cayman) II Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.20.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.19+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Management Associates IV L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Management Associates IV L.L.C. (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.20+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Mezzanine Management Associates L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Mezzanine Management Associates L.L.C. (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.21+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Mezzanine Management Associates II L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Mezzanine Management Associates II L.L.C. (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.22+	Second Amended and Restated Limited Liability Company Agreement of BREA IV L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA IV L.L.C. (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.23+	Second Amended and Restated Limited Liability Company Agreement of BREA V L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA V L.L.C. (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.24+	Second Amended and Restated Limited Liability Company Agreement of BREA VI L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA VI L.L.C. (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

Exhibit Number	Exhibit Description

10.24.1+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Limited Liability Company Agreement of BREA VI L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA VI L.L.C. (incorporated herein by reference to Exhibit 10.26.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.25	Second Amended and Restated Limited Liability Company Agreement of Blackstone Communications Management Associates I L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Communications Management Associates I L.L.C. (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33551) filed with the SEC on August 13, 2007).

10.26+	Amended and Restated Limited Liability Company Agreement of BCLA L.L.C., dated as of April 15, 2008, by and among Blackstone Holdings III L.P. and certain members of BCLA L.L.C. (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33551) filed with the SEC on May 15, 2008).

10.27+	Third Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates Europe III L.P., dated as of June 30, 2008 (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33551) filed with the SEC on August 8, 2008).

10.28+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Real Estate Special Situations Associates L.L.C., dated as of June 30, 2008 (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33551) filed with the SEC on August 8, 2008).

10.29+	BMA VI L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of July 31, 2008 (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-33551) filed with the SEC on November 7, 2008).

10.30+	Fourth Amended and Restated Limited Liability Company Agreement of GSO Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001- 33551) filed with the SEC on March 2, 2009).

10.31+	Amended and Restated Limited Liability Company Agreement of GSO Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.32+	Third Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.33+	Third Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

10.34+	Amended and Restated Limited Liability Company Agreement of GSO Liquidity Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33551) filed with the SEC on March 2, 2009).

Exhibit Number	Exhibit Description

10.35+	Blackstone / GSO Capital Solutions Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of May 22, 2009 (incorporated herein by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.36+	Blackstone / GSO Capital Solutions Overseas Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of July 10, 2009 (incorporated herein by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.37+	Blackstone Real Estate Special Situations Associates II L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of June 30, 2009 (incorporated herein by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.38+	Blackstone Real Estate Special Situations Management Associates Europe L.P. Amended and Restated Agreement of Limited Partnership, dated as of June 30, 2009 (incorporated herein by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.39+	BRECA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of May 1, 2009 (incorporated herein by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on 10-Q for the quarter ended June 30, 2009 (File No. 001-33551) filed with the SEC on August 7, 2009).

10.40	GSO Targeted Opportunity Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of December 9, 2009 (incorporated herein by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-33551) filed with the SEC on May 10, 2010).

10.41	GSO Targeted Opportunity Overseas Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of December 9, 2009 (incorporated herein by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-33551) filed with the SEC on May 10, 2010).

10.42	BCVA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of July 8, 2010 (incorporated herein by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-33551) filed with the SEC on August 6, 2010).

10.43	Amended and Restated Agreement of Exempted Limited Partnership of MB Asia REA L.P., dated November 23, 2010 (incorporated herein by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-33551) filed with the SEC on February 25, 2011).

10.44	Amended and Restated Limited Liability Company Agreement of GSO SJ Partners Associates LLC, dated December 7, 2010, by and among GSO Holdings I L.L.C. and certain members of GSO SJ Partners Associates LLC thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33551) filed with the SEC on May 6, 2011).

10.45+	Amended and Restated Exempted Limited Partnership Agreement of GSO Capital Opportunities Associates II LP, dated as of December 31, 2015 (incorporated herein by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

Exhibit Number	Exhibit Description

10.46	Blackstone EMA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of August 1, 2011 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-33551) filed with the SEC on November 9, 2011).

10.47	Blackstone Real Estate Associates VII L.P. Amended and Restated Agreement of Limited Partnership, dated as of September 1, 2011 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-33551) filed with the SEC on November 9, 2011).

10.47.1	Blackstone Real Estate Associates VII L.P. Second Amended and Restated Agreement of Limited Partnership, dated as of September 1, 2011 (incorporated herein by reference to Exhibit 10.53.1 to the Registrant’s Annual Report on Form 10 K for the year ended December 31, 2011 (File No. 001-33551) filed with the SEC on February 28, 2012).

10.48	GSO Energy Partners-A Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of February 28, 2012 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-33551) filed with the SEC on May 7, 2012).

10.49	BTOA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of February 15, 2012 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-33551) filed with the SEC on May 7, 2012).

10.50+	Form of Deferred Holdings Unit Agreement for Senior Managing Directors (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-33551) filed with the SEC on August 7, 2012).

10.51+	Amended and Restated Limited Liability Company Agreement of Blackstone Commercial Real Estate Debt Associates L.L.C., dated as of November 12, 2010 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-33551) filed with the SEC on August 7, 2012).

10.52+	Limited Liability Company Agreement of Blackstone Innovations L.L.C., dated November 2, 2012 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-33551) filed with the SEC on November 2, 2012).

10.53+	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Innovations (Cayman) III L.P., dated November 2, 2012 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-33551) filed with the SEC on November 2, 2012).

10.54+	GSO Foreland Resources Co-Invest Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of August 10, 2012 (incorporated herein by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10 K for the year ended December 31, 2012 (File No. 001-33551) filed with the SEC on March 1, 2013).

10.55+	GSO Palmetto Opportunistic Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of July 31, 2012 (incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10 K for the year ended December 31, 2012 (File No. 001-33551) filed with the SEC on March 1, 2013).

10.56+	Second Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Real Estate Associates Asia L.P., dated February 26, 2014 (incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33551) filed with the SEC on February 28, 2014).

Exhibit Number	Exhibit Description

10.57+	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Real Estate Associates Europe IV L.P., dated February 26, 2014 (incorporated herein by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-33551) filed with the SEC on February 28, 2014).

10.58+	Aircraft Dry Lease Agreement between XB Partners LLC and Blackstone Administrative Services Partnership L.P. dated as of August 7, 2017 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-33551) filed with the SEC on November 7, 2017).

10.59+*	Letter Agreement between Blackstone Holdings I L.P. and Bennett J. Goodman, dated November 12, 2018.

10.60+*	SMD Non-Competition and Non-Solicitation Agreement by and among Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and Bennett J. Goodman, dated November 12, 2018.

10.61+	Form of Performance Earn Out Letter Agreement by and among Blackstone Holdings I L.P., GSO Holdings I L.L.C. and each of the GSO individuals party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-33551) filed with the SEC on May 8, 2015).

10.62+	Performance Earn Out Side Letter by and between Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. and Bennett J. Goodman dated February 24, 2015 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-33551) filed with the SEC on May 8, 2015).

10.63+	Form of Deferred Holdings Unit Agreement between The Blackstone Group L.P. and each GSO participant party thereto (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-33551) filed with the SEC on May 8, 2015).

10.64	Aircraft Dry Lease Agreement between 113CS LLC and Blackstone Administrative Services Partnership L.P., dated as of January 15, 2015 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-33551) filed with the SEC on May 8, 2015).

10.65+	Form of Special Equity Award – Deferred Holdings Unit Agreement under The Blackstone Group L.P. 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-33551) filed with the SEC on August 6, 2015).

10.66+	Amended and Restated Agreement of Limited Partnership of BREP Edens Associates L.P., dated as of December 18, 2013 (incorporated herein by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

10.67+	Amended and Restated Agreement of Exempt Limited Partnership of Blackstone AG Associates L.P., dated as of February 16, 2016 and deemed effective as of May 30, 2014 (incorporated herein by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

10.68+	Amended and Restated Agreement of Limited Partnership of BREP OMP Associates L.P., dated as of June 27, 2014 (incorporated herein by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

Exhibit Number	Exhibit Description

10.69+	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone OBS Associates L.P., dated as of February 16, 2016 and deemed effective July 25, 2014 (incorporated herein by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

10.70+	Amended and Restated Limited Liability Company Agreement of Blackstone EMA II L.L.C., dated as of October 21, 2014 (incorporated herein by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

10.71+	Second Amended and Restated Agreement of Limited Partnership of Blackstone Liberty Place Associates L.P., dated as of February 9, 2015 (incorporated herein by reference to Exhibit 10.81 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

10.72+	Second Amended and Restated Agreement of Exempted Limited Partnership of BPP Core Asia Associates L.P., dated February 16, 2016 and deemed effective March 18, 2015 (incorporated herein by reference to Exhibit 10.82 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

10.73+	Second Amended and Restated Agreement of Exempted Limited Partnership of BPP Core Asia Associates-NQ L.P., dated as of February 16, 2016 and deemed effective March 18, 2015 (incorporated herein by reference to Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

10.74+	Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Associates VIII L.P., dated as of March 27, 2015 (incorporated herein by reference to Exhibit 10.84 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

10.75+	Amended and Restated Limited Liability Company Agreement of BMA VII L.L.C., dated as of May 13, 2015 (incorporated herein by reference to Exhibit 10.85 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

10.76+	Amended and Restated Agreement of Exempt Limited Partnership of Blackstone Property Associates International L.P., dated as of February 16, 2016 and deemed effective as of July 15, 2015 (incorporated herein by reference to Exhibit 10.86 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

10.77+	Amended and Restated Agreement of Exempt Limited Partnership of Blackstone Property Associates International-NQ L.P., dated as of February 16, 2016 and deemed effective July 28, 2015 (incorporated herein by reference to Exhibit 10.87 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33551) filed with the SEC on February 26, 2016).

10.78+	BTOA II L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of December 19, 2014 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-33551) filed with the SEC on August 4, 2016).

10.79+	Special Equity Award — Deferred Holdings Unit Agreement under The Blackstone Group L.P. 2007 Equity Incentive Plan (Chief Financial Officer) (Chief Financial Officer) (incorporated herein by reference to Exhibit 10.82 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-33551) filed with the SEC on February 24, 2017).

Exhibit Number	Exhibit Description

10.80+	Form of Deferred Holdings Unit Agreement under The Blackstone Group L.P. 2007 Equity Incentive Plan (2013 and 2014 awards) (incorporated herein by reference to Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-33551) filed with the SEC on February 24, 2017).

10.81+	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Real Estate Associates Europe V L.P., dated May 8, 2017 and deemed effective March 1, 2016 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-33551) filed with the SEC on May 9, 2017).

10.82+	Amended and Restated Limited Liability Company Agreement of Blackstone CEMA L.L.C., dated February 9, 2016 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-33551) filed with the SEC on August 8, 2017).

10.83	Aircraft Dry Lease Agreement between GH4 Partners LLC and Blackstone Administrative Services Partnership L.P. dated as of August 7, 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-33551) filed with the SEC on November 7, 2017).

10.84	Aircraft Dry Lease Agreement between GBBX Associates LLC, WLBX LLC and Blackstone Administrative Services Partnership L.P. dated as of August 7, 2017 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-33551) filed with the SEC on November 7, 2017).

10.85+	Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Debt Strategies Associates II L.P., dated February 15, 2018 and deemed effective as of April 17, 2013 (incorporated herein by reference to Exhibit 10.86 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-33551) filed with the SEC on March 1, 2018).

10.86+	Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Debt Strategies Associates III L.P., dated February 15, 2018 and deemed effective as of July 25, 2016 (incorporated herein by reference to Exhibit 10.87 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-33551) filed with the SEC on March 1, 2018).

10.87	Form of Aircraft Dry Lease Agreement between GH4 Partners LLC and Blackstone Administrative Services Partnership L.P. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-33551) filed with the SEC on August 8, 2018).

10.88	Form of Aircraft Dry Lease Agreement between XB Partners LLC and Blackstone Administrative Services Partnership L.P. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-33551) filed with the SEC on August 8, 2018).

10.89	Form of Aircraft Dry Lease Agreement between GBBX Associates LLC, WLBX LLC and Blackstone Administrative Services Partnership L.P. (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-33551) filed with the SEC on August 8, 2018).

10.90	Amended and Restated Credit Agreement dated as of March 23, 2010, as amended and restated as of May 29, 2014, as further amended and restated as of August 31, 2016, and as further amended and restated as of September 21, 2018, among Blackstone Holdings Finance Co. L.L.C., as borrower, Blackstone Holdings AI L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P., as guarantors, Citibank, N.A., as administrative agent and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on September 21, 2018).

Exhibit Number	Exhibit Description

10.91+*	Letter Agreement dated as of October 2, 2018 among Blackstone Holdings I L.P. and J. Tomilson Hill.

10.92+*	Amended and Restated Limited Partnership Agreement of BTOA III L.P., dated as of February 27, 2019 and deemed effective as of May 24, 2018.

10.93+*	Amended and Restated Deferred Holdings Unit Agreement under The Blackstone Group L.P. 2007 Equity Incentive plan between The Blackstone Group L.P. and the Participant named therein.

10.94+*	Form of Deferred Holdings Unit Agreement under The Blackstone Group L.P. 2007 Equity Incentive Plan.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

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

Date: March 1, 2019

The Blackstone Group L.P.

By:	Blackstone Group Management L.L.C.,
its General Partner

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 1st day of March, 2019.

Signature	Title

/s/ Stephen A. Schwarzman Stephen A. Schwarzman	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Bennett J. Goodman Bennett J. Goodman	Director

/s/ Jonathan D. Gray Jonathan D. Gray	Director

/s/ Sir John Antony Hood Sir John Antony Hood	Director

/s/ Hamilton E. James Hamilton E. James	Director

/s/ James W. Breyer James W. Breyer	Director

/s/ Rochelle B. Lazarus Rochelle B. Lazarus	Director

/s/ Jay O. Light Jay O. Light	Director

/s/ Brian Mulroney Brian Mulroney	Director

/s/ William G. Parrett William G. Parrett	Director

/s/ Michael S. Chae Michael S. Chae	Chief Financial Officer (Principal Financial Officer)

/s/ Christopher Striano Christopher Striano	Principal Accounting Officer (Principal Accounting Officer)