Form 10-Q
period 2019-03-31
Blackstone Group L.P.
filed 2019-05-09
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33551

The Blackstone Group L.P.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8875684 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common units representing limited partner interests	BX	New York Stock Exchange

The number of the Registrant’s voting common units representing limited partner interests outstanding as of May 3, 2019 was 658,866,467.

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations, taxes, earnings and financial performance, share repurchases and distributions. You can identify these forward-looking statements by the use of words such as “outlook,” “indicator,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in this report, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

On April 18, 2019, we announced our decision to convert (the “Conversion”) The Blackstone Group L.P. from a Delaware limited partnership to a Delaware corporation named The Blackstone Group Inc. (the “Corporation”). See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Conversion to a Corporation.”

“Blackstone Funds,” “our funds” and “our investment funds” refer to the private equity funds, real estate funds, funds of hedge funds, hedge funds, credit-focused funds, collateralized loan obligations (“CLO”), real estate investment trusts and registered investment companies that are managed by Blackstone. “Our carry funds” refers to the private equity funds, real estate funds and certain of the hedge fund solutions and credit-focused funds (with multi-year drawdown, commitment-based structures that only pay carry on the realization of an investment) that are managed by Blackstone. We refer to our general corporate private equity funds as Blackstone Capital Partners (“BCP”) funds, our energy-focused private equity funds as Blackstone Energy Partners (“BEP”) funds, our core private equity fund as Blackstone Core Equity Partners (“BCEP”), our opportunistic investment platform that invests globally across asset classes, industries and geographies as Blackstone Tactical Opportunities (“Tactical Opportunities”), our secondary fund of funds business as Strategic Partners Fund Solutions (“Strategic Partners”),

our infrastructure-focused funds as Blackstone Infrastructure Partners (“BIP”), our life sciences private investment platform, Blackstone Life Sciences (“BXLS”), our multi-asset investment program for eligible high net worth investors offering exposure to certain of our key illiquid investment strategies through a single commitment as Blackstone Total Alternatives Solution (“BTAS”) and our capital markets services business as Blackstone Capital Markets (“BXCM”). We refer to our real estate opportunistic funds as Blackstone Real Estate Partners (“BREP”) funds and our real estate debt investment funds as Blackstone Real Estate Debt Strategies (“BREDS”) funds. We refer to our core+ real estate funds, which target substantially stabilized assets in prime markets, as Blackstone Property Partners (“BPP”) funds. We refer to our real estate investment trusts as “REITs”, to Blackstone Mortgage Trust, Inc., our NYSE-listed REIT, as “BXMT”, and to Blackstone Real Estate Income Trust, Inc., our non-exchange traded REIT, as “BREIT”. “Our hedge funds” refers to our funds of hedge funds, hedge funds, certain of our real estate debt investment funds, including a registered investment company, and certain other credit-focused funds which are managed by Blackstone. “BIS” refers to Blackstone Insurance Solutions, which partners with insurers to deliver bespoke, capital efficient investments tailored to each insurer’s needs and risk profile.

“Assets Under Management” refers to the assets we manage. Our Assets Under Management equals the sum of:

(a)

the fair value of the investments held by our carry funds and our side-by-side and co-investment entities managed by us, plus (1) the capital that we are entitled to call from investors in those funds and entities pursuant to the terms of their respective capital commitments, including capital commitments to funds that have yet to commence their investment periods, or (2) for certain credit-focused funds the amounts available to be borrowed under asset based credit facilities,

(b)

the net asset value of (1) our hedge funds and real estate debt carry funds, BPP, certain co-investments managed by us, and our Hedge Fund Solutions and certain credit-focused carry and drawdown funds (plus, in each case, the capital that we are entitled to call from investors in those funds, including commitments yet to commence their investment periods), and (2) our funds of hedge funds, our Hedge Fund Solutions registered investment companies, and BREIT,

(c)	the invested capital, fair value or net asset value of assets we manage pursuant to separately managed accounts,

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

This report does not constitute an offer of any Blackstone Fund.

Part I.    Financial Information

Item 1.	Financial Statements

The Blackstone Group L.P.

Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in Thousands, Except Unit Data)

	March 31,	December 31,
	2019	2018
Assets
Cash and Cash Equivalents	$1,570,741	$2,207,841
Cash Held by Blackstone Funds and Other	217,625	337,320
Investments (including assets pledged of $275,707 and $279,502 at March 31, 2019 and December 31, 2018, respectively)	21,180,950	20,377,031
Accounts Receivable	711,889	636,238
Due from Affiliates	2,320,291	1,994,123
Intangible Assets, Net	450,757	468,507
Goodwill	1,869,860	1,869,860
Other Assets	302,033	294,248
Right-of-Use Assets	521,932	—
Deferred Tax Assets	728,873	739,482

Total Assets	$29,874,951	$28,924,650

Liabilities and Partners’ Capital
Loans Payable	$10,011,155	$9,951,862
Due to Affiliates	1,045,452	1,035,776
Accrued Compensation and Benefits	3,001,597	2,942,128
Securities Sold, Not Yet Purchased	128,106	142,617
Repurchase Agreements	218,865	222,202
Operating Lease Liabilities	587,408	—
Accounts Payable, Accrued Expenses and Other Liabilities	735,667	875,979

Total Liabilities	15,728,250	15,170,564

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	136,941	141,779

Partners’ Capital
The Blackstone Group L.P. Partners’ Capital
Partners’ Capital (common units: 665,331,887 issued and outstanding as of March 31, 2019; 663,212,830 issued and outstanding as of December 31, 2018)	6,501,072	6,415,700
Accumulated Other Comprehensive Loss	(32,430)	(36,476)

Total The Blackstone Group L.P. Partners’ Capital	6,468,642	6,379,224
Non-Controlling Interests in Consolidated Entities	3,852,346	3,648,766
Non-Controlling Interests in Blackstone Holdings	3,688,772	3,584,317

Total Partners’ Capital	14,009,760	13,612,307

Total Liabilities and Partners’ Capital	$29,874,951	$28,924,650

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

	March 31,	December 31,
	2019	2018
Assets
Cash Held by Blackstone Funds and Other	$217,625	$337,030
Investments	8,591,469	8,363,669
Accounts Receivable	307,224	179,863
Due from Affiliates	6,495	6,303
Other Assets	990	3,880

Total Assets	$9,123,803	$8,890,745

Liabilities
Loans Payable	$6,561,111	$6,480,711
Due to Affiliates	171,826	129,370
Securities Sold, Not Yet Purchased	82,412	92,603
Repurchase Agreements	218,865	222,202
Accounts Payable, Accrued Expenses and Other Liabilities	288,275	252,176

Total Liabilities	$7,322,489	$7,177,062

See notes to condensed consolidated financial statements.

The Blackstone Group L.P.

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended
	March 31,
	2019	2018
Revenues
Management and Advisory Fees, Net	$809,726	$728,849

Incentive Fees	12,132	12,566

Investment Income
Performance Allocations
Realized	242,375	269,640
Unrealized	663,999	628,089
Principal Investments
Realized	73,261	42,145
Unrealized	169,044	111,774

Total Investment Income	1,148,679	1,051,648

Interest and Dividend Revenue	44,084	35,385
Other	10,250	(59,317)

Total Revenues	2,024,871	1,769,131

Expenses
Compensation and Benefits
Compensation	471,397	389,403
Incentive Fee Compensation	5,406	6,662
Performance Allocations Compensation
Realized	86,395	112,062
Unrealized	287,015	254,435

Total Compensation and Benefits	850,213	762,562
General, Administrative and Other	146,062	126,713
Interest Expense	42,002	38,671
Fund Expenses	2,887	54,985

Total Expenses	1,041,164	982,931

Other Income
Net Gains from Fund Investment Activities	130,325	110,599

Income Before Provision for Taxes	1,114,032	896,799
Provision for Taxes	41,155	54,495

Net Income	1,072,877	842,304
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	2,480	(1,275)
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	186,833	155,499
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	402,260	320,208

Net Income Attributable to The Blackstone Group L.P.	$481,304	$367,872

Net Income Per Common Unit
Common Units, Basic	$0.71	$0.55

Common Units, Diluted	$0.71	$0.53

Weighted-Average Common Units Outstanding
Common Units, Basic	674,507,698	674,479,140

Common Units, Diluted	1,200,480,240	1,210,573,854

See notes to condensed consolidated financial statements.

The Blackstone Group L.P.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2019	2018
Net Income	$1,072,877	$842,304
Other Comprehensive Income, Net of Tax - Currency Translation Adjustment	7,183	4,426

Comprehensive Income	1,080,060	846,730
Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	2,480	(1,275)
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	186,833	153,110
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	405,397	320,208

Comprehensive Income Attributable to The Blackstone Group L.P.	$485,350	$374,687

See notes to condensed consolidated financial statements.

The Blackstone Group L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
			Accumulated					Redeemable
			Other		Non-	Non-		Non-
			Compre-		Controlling	Controlling		Controlling
			hensive		Interests in	Interests in	Total	Interests in
	Common	Partners’	Income		Consolidated	Blackstone	Partners’	Consolidated
	Units	Capital	(Loss)	Total	Entities	Holdings	Capital	Entities
Balance at December 31, 2018	663,212,830	$6,415,700	$(36,476)	$6,379,224	$3,648,766	$3,584,317	$13,612,307	$141,779
Net Income	—	481,304	—	481,304	186,833	402,260	1,070,397	2,480
Currency Translation Adjustment	—	—	4,046	4,046	—	3,137	7,183	—
Capital Contributions	—	—	—	—	159,505	—	159,505	—
Capital Distributions	—	(390,263)	—	(390,263)	(141,498)	(340,046)	(871,807)	(7,318)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(1,260)	—	(1,260)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	2,167	—	2,167	—	—	2,167	—
Equity-Based Compensation	—	51,859	—	51,859	—	40,812	92,671	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	1,812,474	(9,251)	—	(9,251)	—	(3)	(9,254)	—
Repurchase of Common Units and Blackstone Holdings Partnership Units	(1,544,115)	(52,149)	—	(52,149)	—	—	(52,149)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(10,965)	—	(10,965)	—	10,965	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	1,850,698	12,670	—	12,670	—	(12,670)	—	—

Balance at March 31, 2019	665,331,887	$6,501,072	$(32,430)	$6,468,642	$3,852,346	$3,688,772	$14,009,760	$136,941

continued...

See notes to condensed consolidated financial statements.

The Blackstone Group L.P.

Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)

(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
			Accumulated					Redeemable
			Other		Non-	Non-		Non-
			Compre-		Controlling	Controlling		Controlling
			hensive		Interests in	Interests in	Total	Interests in
	Common	Partners’	Income		Consolidated	Blackstone	Partners’	Consolidated
	Units	Capital	(Loss)	Total	Entities	Holdings	Capital	Entities
Balance at December 31, 2017	659,526,093	$6,668,511	$(34,018)	$6,634,493	$3,253,148	$3,624,506	$13,512,147	$210,944
Transfer Out Due to Deconsolidation of Fund Entities	—	—	—	—	(197,091)	—	(197,091)	—
Net Income (Loss)	—	367,872	—	367,872	155,499	320,208	843,579	(1,275)
Currency Translation Adjustment	—	—	6,815	6,815	(2,389)	—	4,426	—
Capital Contributions	—	—	—	—	223,509	—	223,509	1,100
Capital Distributions	—	(570,570)	—	(570,570)	(121,711)	(492,159)	(1,184,440)	(1,759)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	22,989	—	22,989	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	3,520	—	3,520	—	—	3,520	—
Equity-Based Compensation	—	41,439	—	41,439	—	33,102	74,541	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	3,077,431	(11,870)	—	(11,870)	—	(481)	(12,351)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(6,124)	—	(6,124)	—	6,124	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	3,458,489	23,661	—	23,661	—	(23,661)	—	—
Issuance of Blackstone Common Units	750,739	24,970	—	24,970	—	—	24,970	—

Balance at March 31, 2018	666,812,752	$6,541,409	$(27,203)	$6,514,206	$3,333,954	$3,467,639	$13,315,799	$209,010

See notes to condensed consolidated financial statements.

The Blackstone Group L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net Income	$1,072,877	$842,304
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities
Blackstone Funds Related
Net Realized Gains on Investments	(324,140)	(306,440)
Changes in Unrealized Gains on Investments	(275,047)	(209,015)
Non-Cash Performance Allocations	(663,999)	(628,089)
Non-Cash Performance Allocations and Incentive Fee Compensation	378,816	373,159
Equity-Based Compensation Expense	121,179	92,223
Amortization of Intangibles	17,750	14,492
Other Non-Cash Amounts Included in Net Income	(6,282)	86,332
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Acquired with Consolidation of Fund Entity	—	31,422
Cash Relinquished with Deconsolidation of Fund Entities	—	(899,959)
Accounts Receivable	106,815	132,711
Due from Affiliates	(309,916)	(186,713)
Other Assets	6,577	(5,918)
Accrued Compensation and Benefits	(347,853)	(403,634)
Securities Sold, Not Yet Purchased	(14,883)	16,003
Accounts Payable, Accrued Expenses and Other Liabilities	(356,158)	(391,003)
Repurchase Agreements	(3,338)	23,678
Due to Affiliates	28,964	11,469
Investments Purchased	(882,973)	(5,007,608)
Cash Proceeds from Sale of Investments	1,582,142	4,644,753

Net Cash Provided by (Used in) Operating Activities	130,531	(1,769,833)

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(18,858)	(4,686)

Net Cash Used in Investing Activities	(18,858)	(4,686)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(148,782)	(123,422)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	157,880	221,578
Payments Under Tax Receivable Agreement	(84,640)	—
Net Settlement of Vested Common Units and Repurchase of Common and Blackstone Holdings Partnership Units	(61,403)	(12,351)
Proceeds from Loans Payable	16	2,248,376

continued...

See notes to condensed consolidated financial statements.

The Blackstone Group L.P.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2019	2018
Financing Activities (Continued)
Repayment and Repurchase of Loans Payable	$(823)	$(1,004,660)
Distributions to Unitholders	(730,309)	(1,062,729)

Net Cash Provided by (Used in) Financing Activities	(868,061)	266,792

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other	(407)	21,368

Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other
Net Decrease	(756,795)	(1,486,359)
Beginning of Period	2,545,161	3,936,489

End of Period	$1,788,366	$2,450,130

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$42,979	$41,764

Payments for Income Taxes	$10,656	$20,201

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$242	$—

Non-Cash Distributions to Non-Controlling Interest Holders	$(34)	$—

Transfer of Interests to Non-Controlling Interest Holders	$(1,260)	$22,989

Change in The Blackstone Group L.P.’s Ownership Interest	$(10,965)	$(6,124)

Net Settlement of Vested Common Units	$55,951	$98,870

Conversion of Blackstone Holdings Units to Common Units	$12,670	$23,661

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(14,572)	$(23,818)

Due to Affiliates	$12,405	$20,298

Partners’ Capital	$2,167	$3,520

Issuance of New Units	$—	$24,970

The following table provides a reconciliation of Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other reported within the Condensed Consolidated Statements of Financial Condition:

	March 31,	December 31,
	2019	2018
Cash and Cash Equivalents	$1,570,741	$2,207,841
Cash Held by Blackstone Funds and Other	217,625	337,320

	$1,788,366	$2,545,161

See notes to condensed consolidated financial statements.

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission.

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

Consolidation

The Partnership consolidates all entities that it controls through a majority voting interest or otherwise, including those Blackstone Funds in which the general partner has a controlling financial interest. The Partnership has a controlling financial interest in Blackstone Holdings because the limited partners do not have the right to

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

dissolve the partnerships or have substantive kick-out rights or participating rights that would overcome the control held by the Partnership. Accordingly, the Partnership consolidates Blackstone Holdings and records non-controlling interests to reflect the economic interests of the limited partners of Blackstone Holdings.

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

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

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

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

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

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

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

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

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

Real Estate Investments – The fair values of real estate investments are determined by considering projected operating cash flows, sales of comparable assets, if any, and replacement costs, among other measures. The methods used to estimate the fair value of real estate investments include the discounted cash flow method and/or capitalization rates (“cap rates”) analysis. Valuations may be derived by reference to observable valuation measures for comparable companies or assets (for example, multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Where a discounted cash flow method is used, a terminal value is derived by reference to an exit EBITDA multiple or capitalization rate. Additionally, where applicable, projected distributable cash flow-through debt maturity will be considered in support of the investment’s fair value.

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

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

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

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Certain investments of Blackstone and of the consolidated Blackstone funds of hedge funds and credit-focused funds measure their investments in underlying funds at fair value using NAV per share without adjustment. The terms of the investee’s investment generally provide for minimum holding periods or lock-ups, the institution of gates on redemptions or the suspension of redemptions or an ability to side-pocket investments, at the discretion of the investee’s fund manager, and as a result, investments may not be redeemable at, or within three months of, the reporting date. A side-pocket is used by hedge funds and funds of hedge funds to separate investments that may lack a readily ascertainable value, are illiquid or are subject to liquidity restriction. Redemptions are generally not permitted until the investments within a side-pocket are liquidated or it is deemed that the conditions existing at the time that required the investment to be included in the side-pocket no longer exist. As the timing of either of these events is uncertain, the timing at which the Partnership may redeem an investment held in a side-pocket cannot be estimated. Further disclosure on instruments for which fair value is measured using NAV per share is presented in Note 5. “Net Asset Value as Fair Value”.

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

Results from Blackstone’s investments in Strategic Partners funds are reported on a three month lag.

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

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

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

Reverse Repurchase and Repurchase Agreements

Securities purchased under agreements to resell (“reverse repurchase agreements”) and securities sold under agreements to repurchase (“repurchase agreements”), comprised primarily of U.S. and non-U.S. government and agency securities, asset-backed securities and corporate debt, represent collateralized financing transactions. Such transactions are recorded in the Condensed Consolidated Statements of Financial Condition at their contractual amounts and include accrued interest. The carrying value of reverse repurchase and repurchase agreements approximates fair value.

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

Securities Sold, Not Yet Purchased are recorded at fair value in the Condensed Consolidated Statements of Financial Condition.

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

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

Leases

Blackstone determines if an arrangement is a lease at inception of the arrangement. Blackstone primarily enters into operating leases, as the lessee, for office space. Operating leases are included in Right-of-Use (“ROU”)

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Assets and Operating Lease Liabilities on our Condensed Consolidated Statement of Financial Condition. ROU Assets and Operating Lease Liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Blackstone determines the present value of the lease payments using an incremental borrowing rate based on information available at the inception date. Leases may include options to extend or terminate the lease which are included in the ROU Assets and Operating Lease Liability when they are reasonably certain of exercise.

Certain leases include lease and nonlease components, which are accounted for as one single lease component. Occupancy lease agreements, in addition to contractual rent payments, generally include additional payments for certain costs incurred by the landlord, such as building expenses and utilities. To the extent these are fixed or determinable, they are included as part of the minimum lease payments used to measure the Operating Lease Liability. Operating lease expense associated with minimum lease payments is recognized on a straight-line basis over the lease term. When additional payments are based on usage or vary based on other factors, they are expensed when incurred as variable lease expense.

Minimum lease payments for leases with an initial term of twelve months or less are not recorded on the Condensed Consolidated Statement of Financial Condition. Blackstone recognizes lease expense for these leases on a straight-line basis over the lease term.

Affiliates

Blackstone considers its Founder, senior managing directors, employees, the Blackstone Funds and the Portfolio Companies to be affiliates.

Distributions

Distributions are reflected in the condensed consolidated financial statements when declared.

Recent Accounting Developments

In February 2016, the FASB issued amended guidance on the accounting for leases. The new guidance was effective for Blackstone beginning January 1, 2019 and was adopted on a modified retrospective basis. Blackstone elected to apply the guidance to each lease that had commenced as of the adoption date. As a result, periods prior to January 1, 2019 are presented in accordance with previous GAAP. Blackstone also elected a package of practical expedients which resulted in no requirement to reassess (a) whether any expired or existing contracts are or contain leases, (b) the lease classification for any expired or existing leases and (c) the recognition requirements for initial direct costs for any existing leases. Blackstone also elected a practical expedient to account for lease and nonlease components as a single lease component. Short-term leases, which have a stated lease term of twelve months or less, have been excluded from the Operating Lease Liability and ROU Assets as a result of a policy election made by Blackstone.

The guidance requires the recognition of lease assets and lease liabilities for those leases previously classified as operating leases and it retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are similar, but not identical to, to the classification criteria for distinguishing between capital leases and operating leases under previous GAAP. For operating leases, a lessee is required to do the following: (a) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the Condensed Consolidated Statement of Financial Condition, (b) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and (c) classify all cash payments within operating activities in the Condensed Consolidated Statements of Cash Flows. Upon adoption of the new guidance, Blackstone recognized Operating Lease Liabilities of $601.7 million and corresponding ROU Assets of $540.7 million on the Condensed Consolidated Statement of Financial Condition. These amounts were calculated as the present value of remaining lease payments on existing leases as of January 1, 2019, discounted using an incremental borrowing rate for each

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

lease as of the adoption date. The guidance did not have a material impact on the Condensed Consolidated Statements of Operations or the Condensed Consolidated Statements of Cash Flows.

3.	Intangible Assets

Intangible Assets, Net consists of the following:

	March 31,	December 31,
	2019	2018
Finite-Lived Intangible Assets / Contractual Rights	$1,712,576	$1,712,576
Accumulated Amortization	(1,261,819)	(1,244,069)

Intangible Assets, Net	$450,757	$468,507

Amortization expense associated with Blackstone’s intangible assets was $17.7 million and $14.5 million for the three months ended March 31, 2019 and 2018, respectively.

Amortization of Intangible Assets held at March 31, 2019 is expected to be $71.0 million, $71.0 million, $71.0 million, $63.3 million, and $34.3 million for each of the years ending December 31, 2019, 2020, 2021, 2022, and 2023, respectively. Blackstone’s intangible assets as of March 31, 2019 are expected to amortize over a weighted-average period of 8.4 years.

4.	Investments

Investments consist of the following:

	March 31,	December 31,
	2019	2018
Investments of Consolidated Blackstone Funds	$8,603,847	$8,376,338
Equity Method Investments
Partnership Investments	3,815,993	3,649,423
Accrued Performance Allocations	6,486,450	5,883,924
Corporate Treasury Investments	2,005,174	2,206,493
Other Investments	269,486	260,853

	$21,180,950	$20,377,031

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $384.7 million and $366.5 million at March 31, 2019 and December 31, 2018, respectively.

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investments of Consolidated Blackstone Funds

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income – Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2019	2018
Realized Losses	$(2,912)	$(17,858)
Net Change in Unrealized Gains	106,003	97,241

Realized and Net Change in Unrealized Gains from Consolidated Blackstone Funds	103,091	79,383
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	27,234	31,216

Other Income - Net Gains from Fund Investment Activities	$130,325	$110,599

Equity Method Investments

Blackstone’s equity method investments include Partnership Investments, which represent the pro-rata investments, and any associated Accrued Performance Allocations in private equity funds, real estate funds, funds of hedge funds and credit-focused funds. Partnership Investments also includes the 40% non-controlling interest in Pátria Investments Limited and Pátria Investimentos Ltda. (collectively, “Pátria”).

Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the three months ended March 31, 2019 and 2018, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.

Partnership Investments

Blackstone recognized net gains related to its Partnership Investments accounted for under the equity method of $155.4 million and $162.5 million for the three months ended March 31, 2019 and 2018, respectively.

Accrued Performance Allocations

Accrued Performance Allocations to the Partnership in respect of performance of certain Blackstone Funds were as follows:

	Real	Private	Hedge Fund
	Estate	Equity	Solutions	Credit	Total
Accrued Performance Allocations, December 31, 2018	$2,853,261	$2,642,119	$22,921	$365,623	$5,883,924
Performance Allocations as a Result of Changes in Fund Fair Values	446,166	390,972	17,070	63,564	917,772
Foreign Exchange Loss	(11,398)	—	—	—	(11,398)
Fund Distributions	(101,274)	(193,415)	(497)	(8,662)	(303,848)

Accrued Performance Allocations, March 31, 2019	$3,186,755	$2,839,676	$39,494	$420,525	$6,486,450

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

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

	Three Months Ended March 31,
	2019	2018
Realized Gains	$317	$2,339
Net Change in Unrealized Gains (Losses)	48,659	(8,194)

	$48,976	$(5,855)

Other Investments

Other Investments consist primarily of proprietary investment securities held by Blackstone. Other Investments include equity investments without readily determinable fair values which have a carrying value of $44.0 million as of March 31, 2019. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in Other Investments:

	Three Months Ended March 31,
	2019	2018
Realized Gains	$24,236	$112
Net Change in Unrealized Gains (Losses)	10,722	(4,232)

	$34,958	$(4,120)

5.	Net Asset Value as Fair Value

A summary of fair value by strategy type alongside the remaining unfunded commitments and ability to redeem such investments as of March 31, 2019 is presented below:

			Redemption
		Unfunded	Frequency	Redemption
Strategy	Fair Value	Commitments	(if currently eligible)	Notice Period
Diversified Instruments	$213,598	$130	(a)	(a)
Credit Driven	85,520	268	(b)	(b)
Equity	38,786	—	(c)	(c)
Commodities	1,686	—	(d)	(d)

	$339,590	$398

(a)

Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 3% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 97% of investments in this category are redeemable as of the reporting date.

(b)

The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 31% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 69% of investments in this category are redeemable as of the reporting date.

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

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

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

Net Investment Hedges

Blackstone uses foreign currency forward contracts to hedge portions of Blackstone’s net investments in foreign operations. The gains and losses due to change in fair value attributable to changes in spot exchange rates on foreign currency derivatives designated as net investment hedges were recognized in Other Comprehensive Income, Net of Tax - Currency Translation Adjustment. For the three months ended March 31, 2019 there was no resulting gain or loss.

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

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the aggregate notional amount and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts.

	March 31, 2019				December 31, 2018
	Assets		Liabilities		Assets		Liabilities
		Fair		Fair		Fair		Fair
	Notional	Value	Notional	Value	Notional	Value	Notional	Value
Freestanding Derivatives
Blackstone
Interest Rate Contracts	$380,710	$14,101	$1,078,852	$17,820	$798,137	$43,632	$844,620	$39,164
Foreign Currency Contracts	106,502	899	229,075	1,833	224,841	1,286	245,371	1,636
Credit Default Swaps	2,052	118	35,037	2,178	—	—	34,060	4,004
Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	14,205	279	121,184	900	108,271	524	16,952	164
Interest Rate Contracts	8,500	19	11,000	369	—	—	10,000	311
Credit Default Swaps	—	—	73,212	2,373	20,952	55	46,685	5,710
Total Return Swaps	2,089	15	28,527	776	—	—	31,440	1,855
Equity Options	1	39	—	—	—	—	—	—

	514,059	15,470	1,576,887	26,249	1,152,201	45,497	1,229,128	52,844

	$514,059	$15,470	$1,576,887	$26,249	$1,152,201	$45,497	$1,229,128	$52,844

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended March 31,
	2019	2018
Net Investment Hedges - Foreign Currency Contracts
Hedge Ineffectiveness	$—	$(8)

Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$(2,248)	$1,621
Foreign Currency Contracts	1,672	(4,083)
Credit Default Swaps	1,110	(401)
Total Return Swaps	(120)	1
Equity Options	(8)	—

	$406	$(2,862)

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	$(8,263)	$(37,300)
Foreign Currency Contracts	(1,564)	(3,728)
Credit Default Swaps	3,941	(127)
Total Return Swaps	978	57
Equity Options	(50)	—

	$(4,958)	$(41,098)

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

As of March 31, 2019 and December 31, 2018, the Partnership had not designated any derivatives as cash flow hedges.

7.	Fair Value Option

The following table summarizes the financial instruments for which the fair value option has been elected:

	March 31,	December 31,
	2019	2018
Assets
Loans and Receivables	$208,226	$304,173
Equity and Preferred Securities	414,804	390,095
Debt Securities	548,440	529,698
Assets of Consolidated CLO Vehicles
Corporate Loans	6,965,348	6,766,700

	$8,136,818	$7,990,666

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes
Loans Payable	$6,484,323	$6,473,233
Due to Affiliates	42,733	3,201
Subordinated Notes
Loans Payable	76,457	7,478
Due to Affiliates	49,976	52,811

	$6,653,489	$6,536,723

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Three Months Ended March 31,
	2019		2018
		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized
	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains
Assets
Loans and Receivables	$(1,084)	$(760)	$—	$—
Equity and Preferred Securities	1	22,365	—	228
Debt Securities	(35)	14,932	812	581
Assets of Consolidated CLO Vehicles
Corporate Loans	(3,851)	179,802	(5,473)	18,850
Corporate Bonds	—	—	(24,056)	9,693
Other	—	—	—	6

	$(4,969)	$216,339	$(28,717)	$29,358

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$—	$(51,560)	$—	$—
Subordinated Notes	—	(66,144)	—	43,614

	$—	$(117,704)	$—	$43,614

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents information for those financial instruments for which the fair value option was elected:

	March 31, 2019			December 31, 2018
		For Financial Assets			For Financial Assets
		Past Due (a)			Past Due (a)
	(Deficiency)		Excess	Excess (Deficiency)		Excess
	of Fair Value	Fair	of Fair Value	of Fair Value	Fair	of Fair Value
	Over Principal	Value	Over Principal	Over Principal	Value	Over Principal
Loans and Receivables	$(149)	$—	$—	$2,421	$—	$—
Debt Securities	2,697	—	—	(26,660)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	(126,907)	—	—	(301,085)	—	—

	$(124,359)	$—	$—	$(325,324)	$—	$—

(a)	Corporate Loans and Corporate Bonds within CLO assets are classified as past due if contractual payments are more than one day past due.

As of March 31, 2019 and December 31, 2018, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status. As of March 31, 2019 and December 31, 2018, no Corporate Bonds included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual status.

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.	Fair Value Measurements of Financial Instruments

The following tables summarize the valuation of the Partnership’s financial assets and liabilities by the fair value hierarchy:

	March 31, 2019
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents - Money Market Funds and Short-Term Investments	$462,734	$—	$—	$—	$462,734

Investments
Investments of Consolidated Blackstone Funds (a)
Investment Funds	—	—	—	65,478	65,478
Equity Securities	36,300	45,867	197,096	—	279,263
Partnership and LLC Interests	—	10,912	362,047	—	372,959
Debt Instruments	—	794,631	125,816	—	920,447
Freestanding Derivatives
Foreign Currency Contracts	—	279	—	—	279
Total Return Swaps	—	15	—	—	15
Interest Rate Swaps	—	19	—	—	19
Other	—	39	—	—	39
Assets of Consolidated CLO Vehicles
Corporate Loans	—	6,406,507	558,841	—	6,965,348

Total Investments of Consolidated Blackstone Funds	36,300	7,258,269	1,243,800	65,478	8,603,847

Corporate Treasury Investments
Equity Securities	242,696	—	—	—	242,696
Debt Instruments	41,923	1,420,827	32,804	—	1,495,554
Other	—	—	—	266,924	266,924

Total Corporate Treasury Investments	284,619	1,420,827	32,804	266,924	2,005,174

Other Investments	193,200	—	26,329	7,188	226,717

Total Investments	514,119	8,679,096	1,302,933	339,590	10,835,738

Accounts Receivable - Loans and Receivables	—	—	208,226	—	208,226

Other Assets
Freestanding Derivatives
Interest Rate Contracts	479	13,622	—	—	14,101
Foreign Currency Contracts	—	899	—	—	899
Credit Default Swaps	—	118	—	—	118

Total Other Assets	479	14,639	—	—	15,118

	$977,332	$8,693,735	$1,511,159	$339,590	$11,521,816

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	March 31, 2019
	Level I	Level II	Level III	Total
Liabilities
Loans Payable - Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	$—	$6,484,323	$—	$6,484,323
Subordinated Notes (b)	—	76,457	—	76,457

Total Loans Payable	—	6,560,780	—	6,560,780

Due to Affiliates - Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	—	42,733	—	42,733
Subordinated Notes (b)	—	49,976	—	49,976

Total Due to Affiliates	—	92,709	—	92,709

Securities Sold, Not Yet Purchased	33,035	95,071	—	128,106

Accounts Payable, Accrued Expenses and Other Liabilities
Liabilities of Consolidated Blackstone Funds - Freestanding Derivatives (a)
Foreign Currency Contracts	—	900	—	900
Credit Default Swaps	—	2,373	—	2,373
Total Return Swaps	—	776	—	776
Interest Rate Swaps	—	369	—	369

Total Liabilities of Consolidated Blackstone Funds	—	4,418	—	4,418

Freestanding Derivatives
Interest Rate Contracts	885	16,935	—	17,820
Foreign Currency Contracts	—	1,833	—	1,833
Credit Default Swaps	—	2,178	—	2,178

Total Freestanding Derivatives	885	20,946	—	21,831

Total Accounts Payable, Accrued Expenses and Other Liabilities	885	25,364	—	26,249

	$33,920	$6,773,924	$—	$6,807,844

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31, 2018
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents - Money Market Funds and Short-Term Investments	$623,526	$—	$—	$—	$623,526

Investments
Investments of Consolidated Blackstone Funds (a)
Investment Funds	—	—	—	80,726	80,726
Equity Securities	42,937	34,946	201,566	—	279,449
Partnership and LLC Interests	—	7,170	355,273	—	362,443
Debt Instruments	—	752,622	133,819	—	886,441
Freestanding Derivatives
Foreign Currency Contracts	—	524	—	—	524
Credit Default Swaps	—	55	—	—	55
Assets of Consolidated CLO Vehicles
Corporate Loans	—	6,093,342	673,358	—	6,766,700

Total Investments of Consolidated Blackstone Funds	42,937	6,888,659	1,364,016	80,726	8,376,338

Corporate Treasury Investments
Equity Securities	233,834	—	—	—	233,834
Debt Instruments	243,297	1,444,968	24,568	—	1,712,833
Other	—	—	—	259,826	259,826

Total Corporate Treasury Investments	477,131	1,444,968	24,568	259,826	2,206,493

Other Investments	176,432	—	31,617	7,581	215,630

Total Investments	696,500	8,333,627	1,420,201	348,133	10,798,461

Accounts Receivable - Loans and Receivables	—	—	304,173	—	304,173

Other Assets
Freestanding Derivatives
Interest Rate Contracts	1,274	42,358	—	—	43,632
Foreign Currency Contracts	—	1,286	—	—	1,286

Total Other Assets	1,274	43,644	—	—	44,918

	$1,321,300	$8,377,271	$1,724,374	$348,133	$11,771,078

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31, 2018
	Level I	Level II	Level III	Total
Liabilities
Loans Payable - Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	$—	$6,473,233	$—	$6,473,233
Subordinated Notes (b)	—	7,478	—	7,478

Total Loans Payable	—	6,480,711	—	6,480,711

Due to Affiliates - Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	—	3,201	—	3,201
Subordinated Notes (b)	—	52,811	—	52,811

Total Due to Affiliates	—	56,012	—	56,012

Securities Sold, Not Yet Purchased	35,959	106,658	—	142,617

Accounts Payable, Accrued Expenses and Other Liabilities
Liabilities of Consolidated Blackstone Funds - Freestanding Derivatives (a)
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

(a)

Pursuant to GAAP consolidation guidance, the Partnership is required to consolidate all VIEs in which it has been identified as the primary beneficiary, including certain CLO vehicles and other funds in which a consolidated entity of the Partnership, such as the general partner of the fund, has a controlling financial interest. While the Partnership is required to consolidate certain funds, including CLO vehicles, for GAAP purposes, the Partnership has no ability to utilize the assets of these funds and there is no recourse to the Partnership for their liabilities since these are client assets and liabilities.

(b)

Senior and subordinated notes issued by CLO vehicles are classified based on the more observable fair value of CLO assets less (1) the fair value of any beneficial interests held by Blackstone, and (2) the carrying value of any beneficial interests that represent compensation for services.

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of March 31, 2019:

		Valuation	Unobservable		Weighted-
	Fair Value	Techniques	Inputs	Ranges	Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities	$157,403	Discounted Cash Flows	Discount Rate	6.9% - 28.5%	13.0%
			Revenue CAGR	-44.6% - 33.4%	7.2%
			Book Value Multiple	0.9x - 9.5x	8.9x
			Exit Capitalization Rate	4.3% - 11.4%	7.5%
			Exit Multiple - EBITDA	3.2x - 17.4x	10.7x
			Exit Multiple - NOI	12.8x	N/A
			Exit Multiple - P/E	17.0x	N/A
	26,280	Market Comparable Companies	Book Value Multiple	0.9x	N/A
			Dollar/Acre Multiple	$7.0 - $34.2	$27.9
			EBITDA Multiple	8.0x - 13.0x	12.8x
	6,423	Other	N/A	N/A	N/A
	6,990	Transaction Price	N/A	N/A	N/A
Partnership and LLC Interests	297,357	Discounted Cash Flows	Discount Rate	3.8% - 26.5%	9.7%
			Revenue CAGR	-6.0% - 33.2%	18.9%
			Book Value Multiple	9.3x	N/A
			Exit Capitalization Rate	3.0% - 15.0%	6.2%
			Exit Multiple - EBITDA	3.5x - 15.8x	10.0x
			Exit Multiple - NOI	13.3x	N/A
	9,468	Market Comparable Companies	Book Value Multiple	1.2x	N/A
			Dollar/Acre Multiple	$6.3 - $12.0	$7.7
	2,360	Other	N/A	N/A	N/A
	52,862	Transaction Price	N/A	N/A	N/A
Debt Instruments	9,098	Discounted Cash Flows	Discount Rate	7.0% - 19.3%	9.9%
			Exit Capitalization Rate	4.2%	N/A
			Exit Multiple - EBITDA	6.5x	N/A
	102,868	Third Party Pricing	N/A	N/A	N/A
	26	Other	N/A	N/A	N/A
	13,824	Transaction Price	N/A	N/A	N/A
Assets of Consolidated CLO Vehicles	40	Discounted Cash Flows	Discount Rate	3.5%	N/A
	558,801	Third Party Pricing	N/A	N/A	N/A

Total Investments of Consolidated Blackstone Funds	1,243,800

continued...

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

		Valuation	Unobservable		Weighted-
	Fair Value	Techniques	Inputs	Ranges	Average (a)
Corporate Treasury Investments	$9,378	Discounted Cash Flows	Discount Rate	6.2% - 9.4%	8.2%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	30.0% - 70.0%	67.6%
			Reinvestment Rate	LIBOR + 400 bps	N/A
	23,426	Third Party Pricing	N/A	N/A	N/A
Loans and Receivables	208,226	Discounted Cash Flows	Discount Rate	5.6% - 10.0%	7.5%
Other Investments	25,092	Discounted Cash Flows	Discount Rate	0.9% - 29.8%	3.6%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	70.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
	1,237	Transaction Price	N/A	N/A	N/A

	$1,511,159

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2018:

		Valuation	Unobservable		Weighted-
	Fair Value	Techniques	Inputs	Ranges	Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities	$138,725	Discounted Cash Flows	Discount Rate	7.1% - 26.1%	12.6%
			Revenue CAGR	-0.8% - 32.4%	6.6%
			Book Value Multiple	0.9x - 9.5x	8.3x
			Exit Capitalization Rate	5.0% - 11.4%	8.0%
			Exit Multiple - EBITDA	0.1x - 17.5x	10.3x
			Exit Multiple - NOI	12.8x	N/A
			Exit Multiple - P/E	17.0x	N/A
	21,050	Market Comparable Companies	Book Value Multiple	0.8x - 8.0x	1.3x
			Dollar/Acre Multiple	$7.0 - $44.1	$32.9
	21,492	Other	N/A	N/A	N/A
	20,250	Transaction Price	N/A	N/A	N/A
	49	Third Party Pricing	N/A	N/A	N/A
Partnership and LLC Interests	295,251	Discounted Cash Flows	Discount Rate	4.1% - 26.5%	9.7%
			Revenue CAGR	-1.1% - 48.4%	26.9%
			Book Value Multiple	8.5x - 9.3x	9.2x
			Exit Capitalization Rate	2.9% - 15.0%	6.3%
			Exit Multiple - EBITDA	0.1x - 15.3x	10.0x
			Exit Multiple - NOI	13.3x	N/A
	9,444	Market Comparable Companies	Book Value Multiple	1.1x	N/A
			Dollar/Acre Multiple	$5.3 - $12.0	$7.5
	9,390	Other	N/A	N/A	N/A
	41,188	Transaction Price	N/A	N/A	N/A
Debt Instruments	8,342	Discounted Cash Flows	Discount Rate	7.0% - 19.3%	9.8%
			Revenue CAGR	0.7%	N/A
			Exit Multiple - EBITDA	6.5x	N/A
	120,843	Third Party Pricing	N/A	N/A	N/A
	4,634	Transaction Price	N/A	N/A	N/A
Assets of Consolidated CLO Vehicles	41	Discounted Cash Flows	Discount Rate	5.0%	N/A
	673,317	Third Party Pricing	N/A	N/A	N/A

Total Investments of Consolidated Blackstone Funds	1,364,016

continued...

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

		Valuation	Unobservable		Weighted-
	Fair Value	Techniques	Inputs	Ranges	Average (a)
Corporate Treasury Investments	$7,947	Discounted Cash Flows	Discount Rate	4.4% - 7.5%	6.6%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months -	13 Months
				21 Months
			Recovery Rate	17.5% - 70.0%	67.7%
			Reinvestment Rate	LIBOR + 400 bps	N/A
	16,621	Third Party Pricing	N/A	N/A	N/A
Loans and Receivables	304,173	Discounted Cash Flows	Discount Rate	6.1% - 12.8%	8.7%
Other Investments	26,631	Discounted Cash Flows	Discount Rate	1.0% - 15.0%	2.8%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	70.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
	4,986	Transaction Price	N/A	N/A	N/A

	$1,724,374

N/A	Not applicable.
CAGR	Compound annual growth rate.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA, forward EBITDA and price/earnings exit multiples.
NOI	Net operating income.
P/E	Price-earnings ratio.
Third Party Pricing	Third Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.
Transaction Price	Includes recent acquisitions or transactions.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.

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

Since December 31, 2018, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

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

	Level III Financial Assets at Fair Value
	Three Months Ended March 31,
	2019				2018
	Investments				Investments
	of	Loans	Other		of	Loans	Other
	Consolidated	and	Investments		Consolidated	and	Investments
	Funds	Receivables	(a)	Total	Funds	Receivables	(a)	Total
Balance, Beginning of Period	$1,364,016	$304,173	$56,185	$1,724,374	$1,029,371	$239,659	$119,642	$1,388,672
Transfer In Due to Consolidation and Acquisition	—	—	—	—	50,043	—	—	50,043
Transfer Out Due to Deconsolidation	—	—	—	—	(217,182)	—	—	(217,182)
Transfer In to Level III (b)	151,085	—	12,806	163,891	117,089	—	—	117,089
Transfer Out of Level III (b)	(307,800)	—	(13,850)	(321,650)	(101,336)	—	(8,068)	(109,404)
Purchases	76,995	72,291	7,569	156,855	193,859	76,663	4,486	275,008
Sales	(62,933)	(165,668)	(871)	(229,472)	(133,311)	(153,194)	(175)	(286,680)
Settlements	—	(7,151)	—	(7,151)	—	(3,683)	(4)	(3,687)
Changes in Gains Included in Earnings	22,437	4,581	(2,706)	24,312	24,618	3,690	1,468	29,776

Balance, End of Period	$1,243,800	$208,226	$59,133	$1,511,159	$963,151	$163,135	$117,349	$1,243,635

Changes in Unrealized Gains (Losses) Included in Earnings Related to Investments Still Held at the Reporting Date	$27,922	$—	$(2,132)	$25,790	$19,119	$3,691	$(251)	$22,559

(a)	Represents corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.

There were no Level III financial liabilities as of and for the three months ended March 31, 2019 and 2018.

9.	Variable Interest Entities

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

The Partnership holds variable interests in certain VIEs which are not consolidated as it is determined that the Partnership is not the primary beneficiary. The Partnership’s involvement with such entities is in the form of direct equity interests and fee arrangements. The maximum exposure to loss represents the loss of assets

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

recognized by Blackstone relating to non-consolidated VIEs and any clawback obligation relating to previously distributed Performance Allocations. The Partnership’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	March 31,	December 31,
	2019	2018
Investments	$1,014,960	$942,700
Due from Affiliates	300,227	254,744
Potential Clawback Obligation	171,559	159,691

Maximum Exposure to Loss	$1,486,746	$1,357,135

Amounts Due to Non-Consolidated VIEs	$356	$207

10.	Repurchase Agreements

At March 31, 2019, the Partnership pledged securities with a carrying value of $275.7 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

At December 31, 2018, the Partnership pledged securities with a carrying value of $279.5 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

The following tables provide information regarding the Partnership’s Repurchase Agreements obligation by type of collateral pledged:

	March 31, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to	30 - 90	than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$52,456	$117,413	$48,996	$218,865

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$218,865

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to	30 - 90	than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$42,908	$144,731	$34,563	$222,202

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$222,202

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

11.	Offsetting of Assets and Liabilities

The following tables present the offsetting of assets and liabilities as of March 31, 2019 and December 31, 2018:

March 31, 2019
Gross and Net
	Amounts of	Gross Amounts Not Offset
	Assets Presented	in the Statement of
	in the Statement	Financial Condition
	of Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Received	Net Amount
Assets
Freestanding Derivatives	$15,470	$14,636	$94	$740

March 31, 2019
Gross and Net
Amounts of
	Liabilities	Gross Amounts Not Offset
	Presented in the	in the Statement of
	Statement of	Financial Condition
	Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Pledged	Net Amount
Liabilities
Freestanding Derivatives	$26,093	$10,842	$13,691	$1,560
Repurchase Agreements	218,865	218,865	—	—

	$244,958	$229,707	$13,691	$1,560

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

December 31, 2018
Gross and Net
	Amounts of	Gross Amounts Not Offset
	Assets Presented	in the Statement of
	in the Statement	Financial Condition
	of Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Received	Net Amount

Assets
Freestanding Derivatives	$45,416	$37,788	$5,547	$2,081

December 31, 2018
Gross and Net
Amounts of
	Liabilities	Gross Amounts Not Offset
	Presented in the	in the Statement of
	Statement of	Financial Condition
	Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Pledged	Net Amount

Liabilities
Freestanding Derivatives	$52,844	$35,905	$15,377	$1,562
Repurchase Agreements	222,202	222,202	—	—

	$275,046	$258,107	$15,377	$1,562

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

Repurchase Agreements are presented separately on the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	March 31,	December 31,
	2019	2018
Furniture, Equipment and Leasehold Improvements, Net	$133,544	$120,372
Prepaid Expenses	139,880	110,732
Freestanding Derivatives	15,118	44,918
Other	13,491	18,226

	$302,033	$294,248

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition and are not a significant component thereof.

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Notional Pooling Arrangement

Blackstone has a notional cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of March 31, 2019, the aggregate cash balance on deposit relating to the cash pooling arrangement was $1.1 billion, which was offset with an accompanying overdraft of $1.1 billion.

12.	Borrowings

On April 10, 2019, Blackstone, through its indirect subsidiary Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), issued €600 million aggregate principal amount of Senior Notes due April 10, 2029 (the “2029 Notes”). The 2029 Notes have an interest rate of 1.500% per annum, accruing from April 10, 2019. Interest on the 2029 Notes is payable annually in arrears on April 10 of each year, commencing on April 10, 2020. The 2029 Notes will be fully and unconditionally guaranteed (the “Guarantees”), jointly and severally, by The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. (the “Guarantors”). The Guarantees are unsecured and unsubordinated obligations of the Guarantors. Transaction costs related to the issuance of the 2029 Notes have been capitalized and are being amortized over the life of the 2029 Notes. The 2029 Notes are not included in the March 31, 2019 Condensed Consolidated Statement of Financial Condition.

The following table presents the general characteristics of each of our notes, as well as their carrying value and fair value. The notes are included in Loans Payable within the Condensed Consolidated Statements of Financial Condition. All of the notes were issued at a discount. All of the notes accrue interest from the issue date thereof and all pay interest in arrears on a semi-annual basis or annual basis as indicated by their respective interest payment dates.

	March 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
Senior Notes	Value	Value (a)	Value	Value (a)
5.875%, Due 3/15/2021	$399,059	$421,680	$398,947	$421,720
4.750%, Due 2/15/2023	395,431	423,440	395,166	417,600
2.000%, Due 5/19/2025	332,658	353,434	339,959	352,197
1.000%, Due 10/5/2026	664,747	665,205	679,193	647,564
3.150%, Due 10/2/2027	296,799	289,200	296,717	285,030
6.250%, Due 8/15/2042	238,274	297,375	238,221	289,225
5.000%, Due 6/15/2044	488,801	517,400	488,747	490,150
4.450%, Due 7/15/2045	344,068	335,265	344,038	329,770
4.000%, Due 10/2/2047	290,207	265,890	290,163	262,800

	$3,450,044	$3,568,889	$3,471,151	$3,496,056

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Included within Loans Payable and Due to Affiliates within the Condensed Consolidated Statements of Financial Condition are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. Borrowings through the consolidated CLO vehicles consisted of the following:

	March 31, 2019			December 31, 2018
			Weighted-			Weighted-
		Weighted-	Average		Weighted-	Average
		Average	Remaining		Average	Remaining
	Borrowing	Interest	Maturity in	Borrowing	Interest	Maturity in
	Outstanding	Rate	Years	Outstanding	Rate	Years
Senior Secured Notes	$6,530,613	4.31%	7.0	$6,531,550	4.20%	7.5
Subordinated Notes	321,866	(a)	N/A	331,735	(a)	N/A

	$6,852,479			$6,863,285

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

Senior Secured Notes and Subordinated Notes comprise the following amounts:

	March 31, 2019			December 31, 2018
		Amounts Due to Non-			Amounts Due to Non-
		Consolidated Affiliates			Consolidated Affiliates
		Borrowing			Borrowing
	Fair Value	Outstanding	Fair Value	Fair Value	Outstanding	Fair Value
Senior Secured Notes	$6,527,056	$42,750	$42,733	$6,476,434	$3,250	$3,201
Subordinated Notes	126,433	81,790	49,976	60,289	111,659	52,811

	$6,653,489	$124,540	$92,709	$6,536,723	$114,909	$56,012

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities. As of March 31, 2019 and December 31, 2018, the fair value of the consolidated CLO assets was $7.3 billion and $7.1 billion, respectively.

Scheduled principal payments for borrowings as of March 31, 2019 were as follows:

		Blackstone Fund
	Operating	Facilities/CLO	Total
	Borrowings	Vehicles	Borrowings
2019	$—	$331	$331
2020	—	—	—
2021	400,000	—	400,000
2022	—	—	—
2023	400,000	—	400,000
Thereafter	2,709,620	6,852,479	9,562,099

	$3,509,620	$6,852,810	$10,362,430

13.	Leases

The Partnership enters into non-cancelable lease and sublease agreements primarily for office space, which expire on various dates through 2030. As of March 31, 2019 the weighted-average remaining lease term was 8.0 years and the weighted-average discount rate was 2.5%.

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The components of lease expense were as follows:

Three Months Ended
March 31, 2019
Operating Lease Cost
Straight-Line Lease Cost (a)	$21,865
Variable Lease Cost	3,105
Sublease Income	(164)

$24,806

(a)	Straight-line lease cost includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases were as follows:

Three Months Ended
March 31, 2019
Operating Cash Flows from Operating Leases	$22,132
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	388

The following table shows the undiscounted cash flows on an annual basis for Operating Lease Liabilities as of March 31, 2019:

2019	$59,318
2020	79,301
2021	84,866
2022	77,853
2023	76,212
Thereafter	272,494

Total Lease Payments (a)	650,044
Less: Imputed Interest	(62,636)

Present Value of Operating Lease Liabilities	$587,408

(a)	Excludes $117.9 million of lease payments for signed leases that have not yet commenced.

As of December 31, 2018, the aggregate minimum future payments, net of sublease income, required on operating leases are as follows:

2019	$78,506
2020	72,191
2021	80,914
2022	79,094
2023	77,248
Thereafter	273,347

Total	$661,300

14.	Income Taxes

Blackstone’s effective tax rate was 3.7% and 6.1% for the three months ended March 31, 2019 and 2018, respectively. Blackstone’s income tax provision was $41.2 million and $54.5 million for the three months ended March 31, 2019 and 2018, respectively.

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Blackstone Group L.P. and certain of its subsidiaries operate in the U.S. as partnerships for income tax purposes (partnerships generally are not subject to federal income taxes) and generally as corporate entities in non-U.S. jurisdictions. Blackstone’s effective tax rate for the three months ended March 31, 2019 and 2018 was substantially due to the fact that certain corporate subsidiaries are subject to federal, state, local and foreign income taxes (as applicable) and other subsidiaries are subject to New York City unincorporated business taxes.

15.	Net Income Per Common Unit

Basic and diluted net income per common unit for the three months ended March 31, 2019 and March 31, 2018 was calculated as follows:

	Three Months Ended March 31,
	2019	2018

Net Income for Per Common Unit Calculations
Net Income Attributable to The Blackstone Group L.P., Basic	$481,304	$367,872
Incremental Net Income from Assumed Exchange of Blackstone Holdings Partnership Units	369,889	278,746

Net Income Attributable to The Blackstone Group L.P., Diluted	$851,193	$646,618

Units Outstanding
Weighted-Average Common Units Outstanding, Basic	674,507,698	674,479,140
Weighted-Average Unvested Deferred Restricted Common Units	207,752	198,934
Weighted-Average Blackstone Holdings Partnership Units	525,764,790	535,895,780

Weighted-Average Common Units Outstanding, Diluted	1,200,480,240	1,210,573,854

Net Income Per Common Unit, Basic	$0.71	$0.55

Net Income Per Common Unit, Diluted	$0.71	$0.53

Distributions Declared Per Common Unit (a)	$0.58	$0.85

(a)	Distributions declared reflects the calendar date of the declaration for each distribution.

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

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

During the three months ended March 31, 2019, Blackstone repurchased 1.5 million Blackstone common units at a total cost of $52.1 million. During the three months ended March 31, 2018, no units were repurchased. As of March 31, 2019, the amount remaining available for repurchases under this program was $406.4 million.

16.	Equity-Based Compensation

The Partnership has granted equity-based compensation awards to Blackstone’s senior managing directors, non-partner professionals, non-professionals and selected external advisers under the Partnership’s 2007 Equity Incentive Plan (the “Equity Plan”). The Equity Plan allows for the granting of options, unit appreciation rights or other unit-based awards (units, restricted units, restricted common units, deferred restricted common units, phantom restricted common units or other unit-based awards based in whole or in part on the fair value of the Blackstone common units or Blackstone Holdings Partnership Units) which may contain certain service or performance requirements. As of January 1, 2019, the Partnership had the ability to grant 171,502,746 units under the Equity Plan.

For the three months ended March 31, 2019 and March 31, 2018, the Partnership recorded compensation expense of $121.2 million and $92.2 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $18.6 million and $14.5 million, respectively.

As of March 31, 2019, there was $943.6 million of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 2.9 years.

Total vested and unvested outstanding units, including Blackstone common units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,196,324,909 as of March 31, 2019. Total outstanding unvested phantom units were 49,075 as of March 31, 2019.

A summary of the status of the Partnership’s unvested equity-based awards as of March 31, 2019 and of changes during the period January 1, 2019 through March 31, 2019 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
			Deferred
		Weighted-	Restricted	Weighted-		Weighted-
		Average	Common	Average		Average
	Partnership	Grant Date	Units and	Grant Date	Phantom	Grant Date
Unvested Units	Units	Fair Value	Options	Fair Value	Units	Fair Value
Balance, December 31, 2018	31,554,127	$34.38	9,312,268	$31.43	46,808	$34.66
Granted	78,238	32.02	1,607,798	30.03	—	—
Vested	(1,723,439)	34.57	(1,877,552)	29.80	(80)	33.47
Forfeited	(92,957)	32.17	(120,008)	31.55	—	—

Balance, March 31, 2019	29,815,969	$34.02	8,922,506	$31.50	46,728	$33.29

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Units Expected to Vest

The following unvested units, after expected forfeitures, as of March 31, 2019, are expected to vest:

		Weighted-
		Average
		Service Period
	Units	in Years
Blackstone Holdings Partnership Units	26,705,736	3.0
Deferred Restricted Blackstone Common Units	7,591,629	2.3

Total Equity-Based Awards	34,297,365	2.9

Phantom Units	39,024	2.3

17.	Related Party Transactions

Affiliate Receivables and Payables

Due from Affiliates and Due to Affiliates consisted of the following:

	March 31,	December 31,
	2019	2018
Due from Affiliates
Management Fees, Performance Revenues, Reimbursable Expenses and Other Receivables from Non-Consolidated Entities and Portfolio Companies	$1,816,801	$1,520,100
Due from Certain Non-Controlling Interest Holders and Blackstone Employees	491,734	462,475
Accrual for Potential Clawback of Previously Distributed Performance Allocations	11,756	11,548

	$2,320,291	$1,994,123

	March 31,	December 31,
	2019	2018
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$725,034	$796,902
Due to Non-Consolidated Entities	138,581	99,728
Due to Note-Holders of Consolidated CLO Vehicles	92,708	56,012
Due to Certain Non-Controlling Interest Holders and Blackstone Employees	48,320	53,613
Accrual for Potential Repayment of Previously Received Performance Allocations	40,809	29,521

	$1,045,452	$1,035,776

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties

The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of March 31, 2019 and December 31, 2018, such investments aggregated $877.8 million and $842.9 million, respectively. Their share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $31.0 million and $28.9 million for the three months ended March 31, 2019 and 2018, respectively.

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Loans to Affiliates

Loans to affiliates consist of interest bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $2.4 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively.

Contingent Repayment Guarantee

Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of March 31, 2019. See Note 18. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.

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

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

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

Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $725.0 million over the next 15 years. The after-tax net present value of these estimated payments totals $256.5 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.

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

Commitments

Investment Commitments

Blackstone had $3.0 billion of investment commitments as of March 31, 2019 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $475.7 million as of March 31, 2019 which includes $93.9 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Contingencies

Guarantees

Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to the Partnership to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, the Partnership’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $27.5 million as of March 31, 2019.

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to The Blackstone Group International Partners LLP. The amount guaranteed as of March 31, 2019 was $192.9 million.

Litigation

Blackstone may from time to time be involved in litigation and claims incidental to the conduct of its business. Blackstone’s businesses are also subject to extensive regulation, which may result in regulatory proceedings against the Partnership.

Blackstone accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Although there can be no assurance of the outcome of such legal actions, based on information known by management, Blackstone does not have a potential liability related to any current legal proceeding or claim that would individually or in the aggregate materially affect its results of operations, financial position or cash flows.

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

The plaintiffs filed an amended complaint in January 2018. In November 2018, the Circuit Court granted one defendant’s motion to dismiss and denied all other defendants’ motions to dismiss, including those of the Blackstone Defendants. In January 2019, certain of the KRS trustee and officer defendants noticed appeals from the denial of the motions to dismiss to the Kentucky Court of Appeals, and also filed a motion to stay the Mayberry proceedings in Circuit Court pending the outcome of those appeals. In addition, several defendants, including Blackstone and BAAM L.P., filed petitions in the Kentucky Court of Appeals for a writ of prohibition against the ongoing Mayberry proceedings on the ground that the plaintiffs lack standing. In April 2019, the KRS trustee and officer defendants’ appeals were transferred to the Kentucky Supreme Court.

On April 23, 2019, the Kentucky Court of Appeals granted the Blackstone Defendants’ petition for a writ of prohibition and vacated the Circuit Court’s November 30, 2018 Opinion and Order denying the motion to dismiss for lack of standing. On April 24, 2019, the Mayberry Plaintiffs filed a notice of appeal of that order to the Kentucky Supreme Court.

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

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

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

The following table presents the clawback obligations by segment:

	March 31, 2019			December 31, 2018
		Current and			Current and
	Blackstone	Former		Blackstone	Former
Segment	Holdings	Personnel (a)	Total	Holdings	Personnel (a)	Total
Real Estate	$16,130	$10,295	$26,425	$15,770	$10,053	$25,823
Private Equity	24,684	(13,089)	11,595	13,296	(12,448)	848
Credit	1,328	1,461	2,789	1,355	1,495	2,850

	$42,142	$(1,333)	$40,809	$30,421	$(900)	$29,521

(a)	The split of clawback between Blackstone Holdings and Current and Former Personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.

For Private Equity, Real Estate, and certain Credit Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of the Partnership, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At March 31, 2019, $691.8 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

In the Credit segment, payment of Performance Allocations to the Partnership by the majority of the stressed/distressed, mezzanine and credit alpha strategies funds are substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.

If, at March 31, 2019, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $6.9 billion, on an after-tax basis where applicable, of which Blackstone Holdings is potentially liable for $6.3 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.

19.	Segment Reporting

Blackstone transacts its primary business in the United States and substantially all of its revenues are generated domestically.

Blackstone conducts its alternative asset management businesses through four segments:

•

Real Estate – Blackstone’s Real Estate segment primarily comprises its management of global, Europe and Asia-focused opportunistic real estate funds, high-yield real estate debt funds, liquid real estate debt funds, core+ real estate funds, a NYSE-listed REIT and a non-exchange traded REIT.

•

Private Equity – Blackstone’s Private Equity segment primarily comprises its management of flagship corporate private equity funds, sector and geographically-focused corporate private equity funds, including energy and Asia-focused funds, a core private equity fund, an opportunistic investment platform, a secondary fund of funds business, infrastructure-focused funds, a life sciences private

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

investment platform, a multi-asset investment program for eligible high net worth investors and a capital markets services business.

•

Hedge Fund Solutions – The largest component of Blackstone’s Hedge Fund Solutions segment is Blackstone Alternative Asset Management, which manages a broad range of commingled and customized hedge fund of fund solutions. The segment also includes investment platforms that seed new hedge fund businesses, purchase minority ownership interests in more established hedge funds, invest in special situation opportunities, create alternative solutions in the form of mutual funds and UCITS and trade directly.

•

Credit – Blackstone’s Credit segment consists principally of GSO Capital Partners LP, which is organized into performing credit strategies (which include mezzanine lending funds, middle market direct lending funds and other performing credit strategy funds), distressed strategies (which include credit alpha strategies, stressed/distressed funds and energy strategies) and long only strategies (which consist of CLOs, closed end funds, open end funds and separately managed accounts). In addition, the segment includes a publicly traded master limited partnership investment platform, Harvest, and our insurer-focused platform, Blackstone Insurance Solutions.

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

For segment reporting purposes, Segment Distributable Earnings is presented along with its major components, Fee Related Earnings and Net Realizations. Fee Related Earnings is used to assess Blackstone’s ability to generate profits from revenues that are measured and received on a recurring basis and not subject to future realization events. Net Realizations is the sum of Realized Principal Investment Income and Realized Performance Revenues less Realized Performance Compensation. Performance Allocations and Incentive Fees are presented together and referred to collectively as Performance Revenues or Performance Compensation.

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Segment Presentation

The following tables present the financial data for Blackstone’s four segments as of March 31, 2019 and for the three months ended March 31, 2019 and 2018.

	March 31, 2019 and the Three Months Then Ended
	Real	Private	Hedge Fund		Total
	Estate	Equity	Solutions	Credit	Segments
Management and Advisory Fees, Net
Base Management Fees	$260,245	$219,417	$137,328	$140,528	$757,518
Transaction, Advisory and Other Fees, Net	23,911	37,291	318	3,630	65,150
Management Fee Offsets	(280)	(4,985)	—	(3,341)	(8,606)

Total Management and Advisory Fees, Net	283,876	251,723	137,646	140,817	814,062
Fee Related Performance Revenues	6,676	—	—	1,103	7,779
Fee Related Compensation	(114,816)	(107,587)	(42,954)	(58,674)	(324,031)
Other Operating Expenses	(38,986)	(34,201)	(17,885)	(32,239)	(123,311)

Fee Related Earnings	136,750	109,935	76,807	51,007	374,499

Realized Performance Revenues	77,182	156,599	4,091	8,897	246,769
Realized Performance Compensation	(29,900)	(50,556)	(1,413)	(3,371)	(85,240)
Realized Principal Investment Income (Loss)	(2,131)	25,139	(283)	3,183	25,908

Total Net Realizations	45,151	131,182	2,395	8,709	187,437

Total Segment Distributable Earnings	$181,901	$241,117	$79,202	$59,716	$561,936

Segment Assets	$7,861,900	$7,868,736	$2,014,350	$3,667,241	$21,412,227

	Three Months Ended March 31, 2018
	Real	Private	Hedge Fund		Total
	Estate	Equity	Solutions	Credit	Segments
Management and Advisory Fees, Net
Base Management Fees	$226,526	$182,961	$129,228	$168,441	$707,156
Transaction, Advisory and Other Fees, Net	23,088	11,094	345	2,539	37,066
Management Fee Offsets	(1,668)	(3,193)	—	(3,317)	(8,178)

Total Management and Advisory Fees, Net	247,946	190,862	129,573	167,663	736,044
Fee Related Performance Revenues	4,503	—	—	(666)	3,837
Fee Related Compensation	(100,610)	(89,566)	(39,639)	(66,259)	(296,074)
Other Operating Expenses	(29,417)	(31,151)	(18,785)	(27,739)	(107,092)

Fee Related Earnings	122,422	70,145	71,149	72,999	336,715

Realized Performance Revenues	151,181	77,123	10,177	39,890	278,371
Realized Performance Compensation	(56,115)	(33,045)	(2,923)	(22,746)	(114,829)
Realized Principal Investment Income	14,690	6,338	640	7,025	28,693

Total Net Realizations	109,756	50,416	7,894	24,169	192,235

Total Segment Distributable Earnings	$232,178	$120,561	$79,043	$97,168	$528,950

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Reconciliations of Total Segment Amounts

The following tables reconcile the Total Segment Revenues, Expenses and Distributable Earnings to their equivalent GAAP measure for the three months ended March 31, 2019 and 2018 along with Total Assets as of March 31, 2019:

	Three Months Ended
	March 31,
	2019	2018
Revenues
Total GAAP Revenues	$2,024,871	$1,769,131
Less: Unrealized Performance Revenues (a)	(664,333)	(628,339)
Less: Unrealized Principal Investment Income (b)	(139,925)	(13,978)
Less: Interest and Dividend Revenue (c)	(46,699)	(36,385)
Less: Other Revenue (d)	(13,189)	60,894
Impact of Consolidation (e)	(69,849)	(103,524)
Amortization of Intangibles (f)	387	387
Transaction-Related Charges (g)	1,468	(2,582)
Intersegment Eliminations	1,787	1,341

Total Segment Revenue (h)	$1,094,518	$1,046,945

	Three Months Ended
	March 31,
	2019	2018
Expenses
Total GAAP Expenses	$1,041,164	$982,931
Less: Unrealized Performance Allocations Compensation (i)	(287,015)	(254,435)
Less: Equity-Based Compensation (j)	(66,776)	(44,148)
Less: Interest Expense (k)	(41,638)	(38,238)
Impact of Consolidation (e)	(10,861)	(59,899)
Amortization of Intangibles (f)	(16,096)	(14,486)
Transaction-Related Charges (g)	(87,983)	(55,071)
Intersegment Eliminations	1,787	1,341

Total Segment Expenses (l)	$532,582	$517,995

	Three Months Ended
	March 31,
	2019	2018
Other Income
Total GAAP Other Income	$130,325	$110,599
Impact of Consolidation (e)	(130,325)	(110,599)

Total Segment Other Income	$—	$—

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended
	March 31,
	2019	2018
Income Before Provision for Taxes
Total GAAP Income Before Provision for Taxes	$1,114,032	$896,799
Less: Unrealized Performance Revenues (a)	(664,333)	(628,339)
Less: Unrealized Principal Investment Income (b)	(139,925)	(13,978)
Less: Interest and Dividend Revenue (c)	(46,699)	(36,385)
Less: Other Revenue (d)	(13,189)	60,894
Plus: Unrealized Performance Allocations Compensation (i)	287,015	254,435
Plus: Equity-Based Compensation (j)	66,776	44,148
Plus: Interest Expense (k)	41,638	38,238
Impact of Consolidation (e)	(189,313)	(154,224)
Amortization of Intangibles (f)	16,483	14,873
Transaction-Related Charges (g)	89,451	52,489

Total Segment Distributable Earnings	$561,936	$528,950

As of
March 31,
2019
Total Assets
Total GAAP Assets	$29,874,951
Impact of Consolidation (e)	(8,462,724)

Total Segment Assets	$21,412,227

Segment basis presents revenues and expenses on a basis that deconsolidates the investment funds Blackstone manages and excludes the amortization of intangibles and Transaction-Related Charges.

(a)	This adjustment removes Unrealized Performance Revenues on a segment basis.
(b)	This adjustment removes Unrealized Principal Investment Income on a segment basis.
(c)	This adjustment removes Interest and Dividend Revenue on a segment basis.
(d)	This adjustment removes Other Revenue on a segment basis.
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

(f)

Amortization of intangibles consists of the amortization of transaction-related intangibles including intangibles associated with Blackstones investment in Pátria, which is accounted for under the equity method.

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

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(h)	Total Segment Revenues is comprised of the following:

	Three Months Ended
	March 31,
	2019	2018
Total Segment Management and Advisory Fees, Net	$814,062	$736,044
Total Segment Fee Related Performance Revenues	7,779	3,837
Total Segment Realized Performance Revenues	246,769	278,371
Total Segment Realized Principal Investment Income	25,908	28,693

Total Segment Revenues	$1,094,518	$1,046,945

(i)	This adjustment removes Unrealized Performance Allocations Compensation.
(j)	This adjustment removes Equity-Based Compensation on a segment basis.
(k)	This adjustment removes Interest Expense, excluding interest expense related to the Tax Receivable Agreement.
(l)	Total Segment Expenses is comprised of the following:

	Three Months Ended
	March 31,
	2019	2018
Total Segment Fee Related Compensation	$324,031	$296,074
Total Segment Realized Performance Compensation	85,240	114,829
Total Segment Other Operating Expenses	123,311	107,092

Total Segment Expenses	$532,582	$517,995

Reconciliations of Total Segment Components

The following tables reconcile the components of Total Segments to their equivalent GAAP measures, reported on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Management and Advisory Fees, Net
GAAP	$809,726	$728,849
Segment Adjustment (a)	4,336	7,195

Total Segment	$814,062	$736,044

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended
	March 31,
	2019	2018
GAAP Realized Performance Revenues to Total Segment Fee Related Performance Revenues
GAAP
Incentive Fees	$12,132	$12,566
Investment Income - Realized Performance Allocations	242,375	269,640

GAAP	254,507	282,206
Total Segment
Less: Realized Performance Revenues	(246,769)	(278,371)
Segment Adjustment (b)	41	2

Total Segment	$7,779	$3,837

	Three Months Ended
	March 31,
	2019	2018
GAAP Compensation to Total Segment Fee Related Compensation
GAAP
Compensation	$471,397	$389,403
Incentive Fee Compensation	5,406	6,662
Realized Performance Allocations Compensation	86,395	112,062

GAAP	563,198	508,127
Total Segment
Less: Realized Performance Compensation	(85,240)	(114,829)
Less: Equity-Based Compensation - Operating Compensation	(63,708)	(40,248)
Less: Equity-Based Compensation - Performance Compensation	(3,068)	(3,900)
Segment Adjustment (c)	(87,151)	(53,076)

Total Segment	$324,031	$296,074

	Three Months Ended
	March 31,
	2019	2018
GAAP General, Administrative and Other to Total Segment Other Operating Expenses
GAAP	$146,062	$126,713
Segment Adjustment (d)	(22,751)	(19,621)

Total Segment	$123,311	$107,092

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended
	March 31,
	2019	2018
Realized Performance Revenues
GAAP
Incentive Fees	$12,132	$12,566
Investment Income - Realized Performance Allocations	242,375	269,640

GAAP	254,507	282,206
Total Segment
Less: Fee Related Performance Revenues	(7,779)	(3,837)
Segment Adjustment (b)	41	2

Total Segment	$246,769	$278,371

	Three Months Ended
	March 31,
	2019	2018
Realized Performance Compensation
GAAP
Incentive Fee Compensation	$5,406	$6,662
Realized Performance Allocation Compensation	86,395	112,062

GAAP	91,801	118,724
Total Segment
Less: Fee Related Performance Compensation	(3,493)	5
Less: Equity-Based Compensation - Performance Compensation	(3,068)	(3,900)

Total Segment	$85,240	$114,829

	Three Months Ended
	March 31,
	2019	2018
Realized Principal Investment Income
GAAP	$73,261	$42,145
Segment Adjustment (e)	(47,353)	(13,452)

Total Segment	$25,908	$28,693

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

The Blackstone Group L.P.

Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

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

20.	Subsequent Events

On April 10, 2019, Blackstone issued €600 million aggregate principal amount of 1.500% Senior Notes which will mature on April 10, 2029. See Note 12. “Borrowings” for additional information.

On April 18, 2019, Blackstone announced its decision to convert The Blackstone Group L.P. from a Delaware limited partnership to a Delaware corporation named The Blackstone Group Inc. (the “Conversion”). The Conversion is expected to become effective on July 1, 2019.

Item 1A. Unaudited Supplemental Presentation of Statements of Financial Condition

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	March 31, 2019
	Consolidated	Consolidated
	Operating	Blackstone	Reclasses and
	Partnerships	Funds (a)	Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$1,570,741	$—	$—	$1,570,741
Cash Held by Blackstone Funds and Other	—	217,625	—	217,625
Investments	13,228,439	8,603,847	(651,336)	21,180,950
Accounts Receivable	404,665	307,224	—	711,889
Due from Affiliates	2,335,917	7,688	(23,314)	2,320,291
Intangible Assets, Net	450,757	—	—	450,757
Goodwill	1,869,860	—	—	1,869,860
Other Assets	301,043	990	—	302,033
Right-of-Use Assets	521,932	—	—	521,932
Deferred Tax Assets	728,873	—	—	728,873

Total Assets	$21,412,227	$9,137,374	$(674,650)	$29,874,951

Liabilities and Partners’ Capital
Loans Payable	$3,450,044	$6,561,111	$—	$10,011,155
Due to Affiliates	875,011	557,465	(387,024)	1,045,452
Accrued Compensation and Benefits	3,001,597	—	—	3,001,597
Securities Sold, Not Yet Purchased	45,694	82,412	—	128,106
Repurchase Agreements	—	218,865	—	218,865
Operating Lease Liabilities	587,408	—	—	587,408
Accounts Payable, Accrued Expenses and Other Liabilities	447,392	288,275	—	735,667

Total Liabilities	8,407,146	7,708,128	(387,024)	15,728,250

Redeemable Non-Controlling Interests in Consolidated Entities	22,000	114,941	—	136,941

Partners’ Capital
Partners’ Capital	6,501,072	287,626	(287,626)	6,501,072
Accumulated Other Comprehensive Loss	(32,430)	—	—	(32,430)
Non-Controlling Interests in Consolidated Entities	2,825,667	1,026,679	—	3,852,346
Non-Controlling Interests in Blackstone Holdings	3,688,772	—	—	3,688,772

Total Partners’ Capital	12,983,081	1,314,305	(287,626)	14,009,760

Total Liabilities and Partners’ Capital	$21,412,227	$9,137,374	$(674,650)	$29,874,951

THE BLACKSTONE GROUP L.P.

Unaudited Consolidating Statements of Financial Condition

(Dollars in Thousands)

	December 31, 2018
	Consolidated	Consolidated
	Operating	Blackstone	Reclasses and
	Partnerships	Funds (a)	Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$2,207,841	$—	$—	$2,207,841
Cash Held by Blackstone Funds and Other	—	337,320	—	337,320
Investments	12,596,138	8,376,338	(595,445)	20,377,031
Accounts Receivable	455,308	180,930	—	636,238
Due from Affiliates	2,011,324	7,405	(24,606)	1,994,123
Intangible Assets, Net	468,507	—	—	468,507
Goodwill	1,869,860	—	—	1,869,860
Other Assets	290,366	3,882	—	294,248
Deferred Tax Assets	739,482	—	—	739,482

Total Assets	$20,638,826	$8,905,875	$(620,051)	$28,924,650

Liabilities and Partners’ Capital
Loans Payable	$3,471,151	$6,480,711	$—	$9,951,862
Due to Affiliates	907,748	470,780	(342,752)	1,035,776
Accrued Compensation and Benefits	2,942,128	—	—	2,942,128
Securities Sold, Not Yet Purchased	50,014	92,603	—	142,617
Repurchase Agreements	—	222,202	—	222,202
Accounts Payable, Accrued Expenses and Other Liabilities	622,490	253,489	—	875,979

Total Liabilities	7,993,531	7,519,785	(342,752)	15,170,564

Redeemable Non-Controlling Interests in Consolidated Entities	22,000	119,779	—	141,779

Partners’ Capital
Partners’ Capital	6,415,700	277,299	(277,299)	6,415,700
Accumulated Other Comprehensive Loss	(36,476)	—	—	(36,476)
Non-Controlling Interests in Consolidated Entities	2,659,754	989,012	—	3,648,766
Non-Controlling Interests in Blackstone Holdings	3,584,317	—	—	3,584,317

Total Partners’ Capital	12,623,295	1,266,311	(277,299)	13,612,307

Total Liabilities and Partners’ Capital	$20,638,826	$8,905,875	$(620,051)	$28,924,650

(a)	The Consolidated Blackstone Funds consisted of the following:

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

BSSF I AIV L.P.*

BTD CP Holdings LP

Collateralized loan obligation vehicles

Mezzanine side-by-side investment vehicles

Private equity side-by-side investment vehicles

Real estate side-by-side investment vehicles

* Consolidated as of December  31, 2018 only.

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

Our Blackstone Real Estate Debt Strategies (“BREDS”) vehicles target debt investment opportunities collateralized by commercial real estate in both public and private markets, primarily in the U.S. and Europe. BREDS’ scale and investment mandates enable it to provide a variety of lending and investment options including mezzanine loans, senior loans and liquid securities. The BREDS platform includes a number of high-yield real estate debt funds, liquid real estate debt funds and BXMT, a NYSE-listed REIT”.

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

Our corporate private equity business pursues transactions throughout the world across a variety of transaction types, including large buyouts, mid-cap buyouts, buy and build platforms (which involve multiple acquisitions behind a single management team and platform) and growth equity/development projects (which involve significant minority investments in mature companies and greenfield development projects in energy and power). Within our corporate private equity business, our core private equity fund targets control-oriented investments in high quality companies with durable businesses and seeks to offer a lower level of risk and a longer hold period than traditional private equity. Tactical Opportunities invests globally across asset classes, industries and geographies, seeking to identify and execute on attractive, differentiated investment opportunities, leveraging the intellectual capital across our various businesses while continuously optimizing its approach in the face of ever-changing market conditions. Strategic Partners is a total fund solutions provider that acquires interests in high quality private funds from original holders seeking liquidity, co-investments alongside financial sponsors and provides investment advisory services to clients investing in primary and secondary investments in private funds and co-investments. BIP focuses on infrastructure investments in the energy, transportation, communications and water and waste sectors. BXLS is a private investment platform with capabilities to invest across the life cycle of companies and products within the life sciences sector.

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

The first quarter of 2019 was characterized by a significant rally in global equity and credit markets, which rebounded sharply from December lows. Fears of an impending credit bubble or recession, which had impacted sentiment in the fourth quarter of 2018, abated while investors were also encouraged by signs of progress in trade negotiations between the U.S. and China. At the same time, the U.S. Federal Reserve paused its cycle of interest rate increases, while central banks in Europe and China loosened monetary policy amid signs of slowing economic growth.

In the U.S., equity markets advanced significantly in the first quarter of 2019, with the S&P 500 up 14%, its largest first quarter advance in 20 years, and the Dow Jones and Nasdaq indices up 11% and 17%, respectively. Volatility declined significantly, with the CBOE Volatility Index down 46% during the first quarter. Global and regional equity indices also rose sharply. The MSCI World Index increased 12%, the MSCI Europe Index rose 10% and the MSCI Asia Index increased 9%.

In fixed income, a more dovish shift in U.S. monetary policy led government and corporate bond yields to trend lower. The U.S. Federal Reserve kept the current target range unchanged at 2.25-2.5%, citing a strong labor market but somewhat slower economic growth. Ten-year U.S. Treasury yields declined to 2.41% during the quarter with lower interest rates expected to persist over the next year. The Bloomberg Barclays U.S. Aggregate index rose 2.9%, U.S. investment grade corporates were up 5.1% and high yield corporates advanced 7.3% for the quarter. High yield spreads tightened by 126 basis points during the quarter, while issuance was up 5% year-over-year.

Energy rebounded meaningfully during the quarter and the S&P 500 Energy Index advanced 16%. The price of crude oil rose 32% to $60 per barrel, still well below historical averages, while the Henry Hub Natural Gas spot price declined 16%. Spot prices for other commodities increased, with the Bloomberg Commodity Index up 6% during the quarter.

Despite a rebound in global equity markets, equity issuance for both initial public offerings and follow-on offerings declined 41% year-over-year, reaching a three-year low. Global merger and acquisition volume also fell to $806 billion, down 33% year-over-year.

The global growth cycle has become less synchronized with the U.S. in a more mature phase and signs of slowing in Europe, Japan and China. However, most economists continue to expect moderate economic growth in the near term, with no signals of an imminent recession in the U.S. Although the broader outlook remains constructive, global trade tensions and geopolitical instability continue to pose additional risks.

Notable Transactions

On April 10, 2019, Blackstone issued €600 million aggregate principal amount of 1.500% Senior Notes maturing on April 10, 2029.

On April 18, 2019, we announced our decision to convert (the “Conversion”) The Blackstone Group L.P. (the “Partnership”) from a Delaware limited partnership to a Delaware corporation named The Blackstone Group Inc. (the “Corporation”). See “– Conversion to a Corporation.”

Organizational Structure

The simplified diagram below depicts our current organizational structure. The diagram does not depict all of our subsidiaries, including intermediate holding companies through which certain of the subsidiaries depicted are held.

Conversion to a Corporation

On April 18, 2019, we announced our decision to convert The Blackstone Group L.P. from a Delaware limited partnership to a Delaware corporation named The Blackstone Group Inc. We expect the Conversion to become effective on July 1, 2019 (such date and time at which the Conversion becomes effective, the “Effective Time”). The Conversion was unanimously approved by the board of directors of our general partner, Blackstone Group Management L.L.C., following our receipt of special approval of the Conversion from the conflicts committee of the board of directors of our general partner pursuant to our limited partnership agreement. Under Section 14.3(d) of our limited partnership agreement, no vote of the unitholders is required or will be sought for the Conversion.

We believe that the Conversion will make it significantly easier for both domestic and international investors to own our stock. We expect that simplifying the tax reporting of our owners by eliminating Schedule K-1s will make our equity eligible for investment by a broader universe of institutional investors that today are restricted from owning it. Following the Conversion, we also anticipate that our Class A common stock will be eligible for inclusion in benchmark stock indices underlying a meaningful portion of the total exchange-traded and index fund market by assets under management, including CRSP, MSCI and Total Market indices. Further, simplifying our tax structure should increase the appeal of our equity to non-U.S. investors for whom certain kinds of pass through income can be problematic. As a result, we believe the Conversion will meaningfully expand our global investor base and drive greater value for our shareholders over time.

The Conversion is expected to qualify for the non-recognition of gain or loss to our unitholders for U.S. federal income tax purposes. The application of the non-recognition rules to non-U.S. unitholders in the context of the Conversion is dependent on local tax requirements. All unitholders should consult their own advisors as to the consequences of the Conversion to them. Final Schedule K-1s will be issued in respect of our final taxable period as a limited partnership ending June 30, 2019, which we anticipate will become available in March, 2020. Following the Conversion, dividends will be reported to stockholders on Form 1099-DIV. We believe this change will simplify our stockholders’ tax reporting obligations. For U.S. federal income tax purposes, any dividends we pay following the Conversion generally will be treated as qualified dividend income (generally taxable to U.S. individual stockholders at capital gain rates) paid by a domestic corporation to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes.

Following the Conversion, all of the net income attributable to the Corporation will be subject to U.S. federal (and state and local) corporate income taxes. See “Part II. Item 1A. Risk Factors — Following the Conversion, we expect to pay more corporate income taxes than we would have as a limited partnership.”

Conversion Steps

In order to implement the Conversion, Blackstone Group Management L.L.C., in its capacity as the Partnership’s general partner, will file with the Secretary of State of the State of Delaware a Certificate of Conversion (the “Certificate of Conversion”) and, in its capacity as sole incorporator of the Corporation, will file with the Secretary of State of the State of Delaware a Certificate of Incorporation (the “Certificate of Incorporation”). As a result, at the Effective Time, the Partnership will convert to the Corporation.

As a result of the Conversion, the business and affairs of the Corporation will be overseen by a board of directors of the Corporation, rather than by the board of directors of our general partner. At the Effective Time, the directors of our general partner immediately prior to the Effective Time will become the directors of the Corporation and cease to be directors of our general partner. In addition, the audit committee and executive committee of our general partner’s board, and the membership thereof, immediately prior to the Effective Time, will be replicated at the Corporation at the Effective Time. The board of directors of the Corporation will also have a compensation committee, the members of which will be appointed by Blackstone Group Management L.L.C., as the sole holder of Class C Common Stock. Mr. Schwarzman will initially be the sole member of the compensation committee. Following the Conversion, when the provisions of our existing partnership agreement that contemplate a standing conflicts committee will no longer apply, disinterested members of our board of directors will continue to address conflicts, including by referral of such matters to the audit committee or such other committee of disinterested directors as the board deems appropriate. In addition, at the Effective Time, the executive officers of our general partner will become the executive officers of the Corporation.

Reorganization and Amendments to Material Agreements

In connection with the Conversion, at or prior to the Effective Time, Blackstone Holdings I/II GP Inc., a wholly owned subsidiary of the Partnership, will convert from a Delaware corporation to a Delaware limited liability company and we will effect certain other ancillary restructuring steps (such restructuring steps, together with the Conversion, the “Transactions”). At or prior to the Effective Time, we will also amend certain of Blackstone’s existing agreements to give effect to and reflect the Transactions. These changes are generally clarifying and conforming in nature and intended to preserve the status quo.

Capital Stock of the Corporation

At the Effective Time, (a) each common unit of the Partnership (“Common Unit”) outstanding immediately prior to the Effective Time will be converted into one issued and outstanding, fully paid and nonassessable share of Class A common stock, $0.00001 par value per share, of the Corporation (“Class A Common Stock”), (b) the special voting unit (“Special Voting Unit”) of the Partnership outstanding immediately prior to the Effective Time will be converted into one issued and outstanding, fully paid and nonassessable share of Class B common stock, $0.00001 par value per share, of the Corporation (“Class B Common Stock”) and (c) the general partner units of the Partnership outstanding immediately prior to the Effective Time will be converted into one issued and outstanding, fully paid and nonassessable share of Class C common stock, $0.00001 par value per share, of the Corporation (“Class C Common Stock”).

As a result of the Conversion, holders of Common Units will become holders of Class A Common Stock, which will continue to be listed on the NYSE under the symbol “BX” at the opening of trading immediately following the Effective Time. Blackstone Partners L.L.C., an entity owned by senior managing directors of Blackstone and controlled by Mr. Schwarzman and the current holder of the Special Voting Unit, will be the sole holder of the Class B Common Stock. Blackstone Group Management L.L.C., a separate entity owned by senior managing directors of Blackstone and controlled by Mr. Schwarzman and the current general partner of the Partnership, will be the sole holder of the Class C Common Stock.

Prior to the Effective Time, we will notify the NYSE that the Certificate of Conversion will be filed with the Secretary of State of Delaware and request that, as of the open of business on July 2, 2019, the NYSE cease trading of the Common Units on the NYSE and commence trading of the Class A Common Stock on the NYSE under the existing ticker symbol “BX.” It is expected that the Class A Common Stock will have the same CUSIP number as the existing Common Units.

The Certificate of Incorporation and Bylaws of the Corporation will provide our Class A common stockholders following the Conversion with substantially the same rights and obligations that our common unitholders have under the Partnership’s limited partnership agreement. Accordingly, the Class A Common Stock generally will be non-voting like the existing Common Units. More specifically, the Certificate of Incorporation will provide that, holders of the Class A Common Stock will not have any voting rights or powers except as required by the Delaware General Corporation Law or as expressly provided in the Certificate of Incorporation. Similarly, the Class B Common Stock generally will be non-voting like the existing Special Voting Unit. The holder of the Class B Common Stock generally will vote together with the Class A Common Stock as a single class on those few matters that may be submitted for a vote of the Class A Common Stock. The Class C Common Stock that will be held by the entity that has served as the Partnership’s general partner will be the only class of the Corporation’s common stock entitled to vote at a meeting of stockholders (or to take similar action by written consent) in the election of directors and generally with respect to all other matters submitted to a vote of stockholders. As a result, the Corporation will be a “controlled company” within the meaning of the corporate governance standards of the NYSE and, like the Partnership, will qualify for exceptions from certain corporate governance rules of the NYSE.

Under the existing partnership agreement of the Partnership, our general partner may, upon the approval of the holders of at least two-thirds of the voting power of our outstanding Common Units and Special Voting Units voting together as a single class, be replaced with a successor general partner designated by a majority of the voting power of such classes voting together as a single class. Similarly, under the Certificate of Incorporation, the holder of the Class C Common Stock may, upon the approval of the stockholders holding at least two-thirds of the voting power of our outstanding shares of Class A Common Stock and Class B Common Stock voting together as a single class, be required to transfer its shares of Class C Common Stock to a successor holder of Class C Common Stock designated by the stockholders holding a majority of the voting power of such classes voting together as a single class.

The simplified diagram below depicts our organizational structure following the Conversion. The diagram does not depict all of our subsidiaries, including intermediate holding companies through which certain of the subsidiaries depicted are held.

Key Financial Measures and Indicators

We manage our business using traditional financial measures and key operating metrics since we believe these metrics measure the productivity of our investment activities. We prepare our Condensed Consolidated Financial Statements in accordance with GAAP. See Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” and “— Critical Accounting Policies.” Our key non-GAAP financial measures and operating indicators and metrics are discussed below.

Distributable Earnings

Distributable Earnings is derived from Blackstone’s segment reported results. Distributable Earnings is used to assess performance and amounts available for distributions to Blackstone unitholders, including Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships. Distributable Earnings is the sum of Segment Distributable Earnings plus Net Interest Income (Loss) less Taxes and Related Payables. Distributable Earnings excludes unrealized activity and is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. See “— Non-GAAP Financial Measures” for our reconciliation of Distributable Earnings.

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

Fee Related Earnings

Fee Related Earnings is a performance measure used to assess Blackstone’s ability to generate profits from revenues that are measured and received on a recurring basis and not subject to future realization events. Fee Related Earnings equals management and advisory fees (net of management fee reductions and offsets) plus Fee Related Performance Revenues, less (a) Fee Related Compensation on a segment basis, and (b) Other Operating Expenses. Fee Related Earnings is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. See “— Non-GAAP Financial Measures” for our reconciliation of Fee Related Earnings.

Fee Related Compensation is presented on a segment basis and refers to the compensation expense, excluding Equity-Based Compensation, directly related to (a) Management and Advisory Fees, Net and (b) Fee Related Performance Revenues, referred to as Fee Related Performance Compensation.

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

Operating Metrics

The alternative asset management business is primarily based on managing third party capital and does not require substantial capital investment to support rapid growth. Since our inception, we have developed and used various key operating metrics to assess and monitor the operating performance of our various alternative asset management businesses in order to monitor the effectiveness of our value creating strategies.

Assets Under Management. Assets Under Management refers to the assets we manage. Our Assets Under Management equals the sum of:

(a)

the fair value of the investments held by our carry funds and our side-by-side and co-investment entities managed by us, plus (1) the capital that we are entitled to call from investors in those funds and entities pursuant to the terms of their respective capital commitments, including capital commitments to funds that have yet to commence their investment periods, or (2) for certain credit-focused funds the amounts available to be borrowed under asset based credit facilities,

(b)

the net asset value of (1) our hedge funds and real estate debt carry funds, BPP, certain co-investments managed by us, and our Hedge Fund Solutions and certain credit-focused carry and drawdown funds (plus, in each case, the capital that we are entitled to call from investors in those funds, including commitments yet to commence their investment periods), and (2) our funds of hedge funds, our Hedge Fund Solutions registered investment companies, and BREIT,

(c)	the invested capital, fair value or net asset value of assets we manage pursuant to separately managed accounts,

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

Income Tax Current Developments

As described in “— Conversion to a Corporation”, on April 18, 2019, we announced our decision to convert The Blackstone Group L.P. from a limited partnership to a corporation. As a result of the Conversion, which we expect will be effective on July 1, 2019, certain aspects of the below tax discussion may no longer be relevant as noted below.

Certain past legislative proposals would treat certain publicly traded partnerships as corporations for federal income tax purposes. If similar legislation were enacted and applied to us, we would not qualify as a partnership for U.S. federal income tax purposes. This would no longer be relevant to us following the Conversion.

States and other jurisdictions have also considered legislation to increase taxes with respect to carried interest. For example, New Jersey recently enacted legislation which eliminates an exclusion from New Jersey source income (for non-residents) for carried interest and income from providing investment management services, which is not expected to materially affect our common unitholders, and authorizes a contingent 17% surtax on such management income for gross income tax and corporate income tax purposes. These carried interest provisions remain non-operative as they are dependent upon Connecticut, New York and Massachusetts enacting legislation with identical provisions. In addition, New York State recently introduced legislation which would tax income from certain investment management services provided by a partner (whether or not a New York resident), which could cause a non-resident of New York State who holds our common units to be subject to New York State income tax on carried interest earned by entities in which we hold an indirect interest, thereby requiring the non-resident to file a New York State income tax return reporting such carried interest income. As part of that legislation, New York also proposed a state tax surcharge of 19% on carried interest in addition to the personal income tax. Similar to the New Jersey legislation, the New York legislation would not take effect until similar legislation is enacted by Connecticut, New Jersey and Massachusetts. Similar proposals are under consideration in other jurisdictions such as California. Whether or when similar legislation will be enacted is unclear. Although these proposals would no longer apply to the Partnership following the Conversion, if enacted, they could increase the amount of taxes that our employees and other key personnel would be required to pay and, as a result, could impact our ability to recruit, retain and motivate employees and key personnel in the relevant jurisdictions.

Finally, several state and local jurisdictions are evaluating ways to subject partnerships to entity level taxation through the imposition of state or local income, franchise or other forms of taxation or to increase the amount of such taxation. For example, although we believe it would not affect us materially, Connecticut recently enacted an income tax on pass through entities doing business in Connecticut, and states in which we do business may consider similar tax changes. These and other proposals have recently been under heightened consideration in light of U.S. federal income tax legislation, known as the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 (the “Tax Reform Bill”). Although these proposals would no longer apply to the Partnership following the Conversion, they may apply to any of our subsidiaries which are partnerships.

The Tax Reform Bill has resulted in fundamental changes to the Internal Revenue Code. Changes to U.S. tax laws resulting from the Tax Reform Bill, including partial limitation on the deductibility of business interest expense, and a longer three-year holding period requirement for carried interest to be treated as long-term capital gain could have an adverse effect on our business operations and our funds’ investment activities. These and other changes from the Tax Reform Bill—including limitations on the use, carryback and carryforward of net operating losses and changes relating to the scope and timing of U.S. taxation on earnings from international business operations—could also have an adverse effect on our portfolio companies. The exact impact of the Tax Reform Bill for future years is difficult to quantify, but these changes could have an adverse effect on our business, results of operations and financial condition. In addition, other changes could be enacted in the future to increase the corporate tax rate, limit further the deductibility of interest, subject carried interest to more onerous taxation or effect other changes that could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, legislation enacted in 2015 significantly changed the rules for U.S. federal income tax audits of partnerships. Such audits will be conducted at the partnership level, and unless a partnership qualifies for and affirmatively elects an alternative procedure, any adjustments to the amount of tax due (including interest and penalties) will be payable by the partnership. Under an elective alternative procedure, a partnership would issue information returns to persons who were partners in the audited year, who would then be required to take the adjustments into account in calculating their own tax liability, and the partnership would not be liable for the adjustments. If a partnership elects the alternative procedure for a given adjustment, the amount of taxes for which its partners would be liable would be increased by any applicable penalties and a special interest charge. There can be no assurance that we will be eligible to make such an election or that we will, in fact, make such an election for any given adjustment. If we do not or are not able to make such an election, then (a) our then-current common unitholders, in the aggregate, could indirectly bear income tax liabilities in excess of the aggregate amount of taxes that would have been due had we elected the alternative procedure, and (b) a given common unitholder may indirectly bear taxes attributable to income allocable to other common unitholders or former common unitholders, including taxes (as well as interest and penalties) with respect to periods prior to such holder’s ownership of common units. Amounts available for distribution to our common unitholders may be reduced as a result of our obligation to pay any taxes associated with an adjustment. This legislation applies to any taxable years in which we are a partnership commencing after December 31, 2017 and will apply to audits of taxable years of the Partnership prior to the Conversion (which such audits may occur after the Conversion) and will continue to apply to any of our subsidiaries which are partnerships. Many issues with respect to, and the overall effect of, this legislation on us are uncertain, and common unitholders should consult their own tax advisors regarding all aspects of this legislation as it affects their particular circumstances.

Please see “Part II. Item 1A. Risk Factors — Following the Conversion, we expect to pay more corporate income taxes than we would have as a limited partnership.” and “— Conversion to a Corporation” for a further discussion of certain expected tax consequences of the Conversion.

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations for the three months ended March 31, 2019 and 2018. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see ‘‘— Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,		2019 vs. 2018
	2019	2018	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$809,726	$728,849	$80,877	11%

Incentive Fees	12,132	12,566	(434)	-3%

Investment Income
Performance Allocations
Realized	242,375	269,640	(27,265)	-10%
Unrealized	663,999	628,089	35,910	6%
Principal Investments
Realized	73,261	42,145	31,116	74%
Unrealized	169,044	111,774	57,270	51%

Total Investment Income	1,148,679	1,051,648	97,031	9%
Interest and Dividend Revenue	44,084	35,385	8,699	25%
Other	10,250	(59,317)	69,567	N/M

Total Revenues	2,024,871	1,769,131	255,740	14%

Expenses
Compensation and Benefits
Compensation	471,397	389,403	81,994	21%
Incentive Fee Compensation	5,406	6,662	(1,256)	-19%
Performance Allocations Compensation
Realized	86,395	112,062	(25,667)	-23%
Unrealized	287,015	254,435	32,580	13%

Total Compensation and Benefits	850,213	762,562	87,651	11%
General, Administrative and Other	146,062	126,713	19,349	15%
Interest Expense	42,002	38,671	3,331	9%
Fund Expenses	2,887	54,985	(52,098)	-95%

Total Expenses	1,041,164	982,931	58,233	6%

Other Income
Net Gains from Fund Investment Activities	130,325	110,599	19,726	18%

Income Before Provision for Taxes	1,114,032	896,799	217,233	24%
Provision for Taxes	41,155	54,495	(13,340)	-24%

Net Income	1,072,877	842,304	230,573	27%
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	2,480	(1,275)	3,755	N/M
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	186,833	155,499	31,334	20%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	402,260	320,208	82,052	26%

Net Income Attributable to The Blackstone Group L.P.	$481,304	$367,872	$113,432	31%

N/M       Not meaningful.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues

Revenues were $2.0 billion for the three months ended March 31, 2019, an increase of $255.7 million compared to $1.8 billion for the three months ended March 31, 2018. The increase in Revenues was primarily attributable to increases of $97.0 million in Investment Income, $80.9 million in Management and Advisory Fees, Net, and $69.6 million Other Revenues.

The increase in Investment Income was primarily attributable to increases in our Real Estate, Credit and Hedge Fund Solutions segments of $88.8 million, $50.8 million and $29.0 million, respectively, partially offset by a decrease in our Private Equity segment of $36.7 million. The increase in our Real Estate segment was primarily attributable to higher net appreciation of investment holdings in our BREP opportunistic funds compared to the comparable quarter in 2018. The carrying value of investments for our opportunistic funds increased 4.7% versus 3.5% in the comparable quarter in 2018. The increase in our Credit segment was primarily attributable to higher returns in performing credit and distressed strategies and an increase in unrealized gains in investments of which Blackstone owns a share for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. These gains were partially offset by the recognition of more realizations in the three months ended March 31, 2018, related to a mezzanine fund crossing its carry threshold during the fourth quarter of 2017. The increase in our Hedge Fund Solutions segment was primarily due to the year-over-year net appreciation of investments of which Blackstone owns a share. The decrease in our Private Equity segment was primarily attributable to corporate private equity and Tactical Opportunities. Corporate private equity carrying value increased 4.6% in the three months ended March 31, 2019 compared to 6.4% in the three months ended March 31, 2018. Tactical Opportunities carrying value increased 2.8% in the three months ended March 31, 2019 versus 5.2% in the three months ended March 31, 2018.

The increase in Management and Advisory Fees, Net was primarily due to increases in our Private Equity and Real Estate segments of $60.9 million and $35.9 million, respectively, partially offset by a decrease in our Credit segment of $26.8 million. The increase in our Private Equity segment was primarily due to the increase in Fee-Earning Assets Under Management across the segment. The increase in our Real Estate segment was primarily due to Fee-Earning Assets Under Management growth in our core+ real estate funds. The decrease in our Credit segment was primarily due to a contractual agreement with FS Investments pursuant to which, in connection with the conclusion of our sub-advisory relationship with respect to the business development companies (“BDCs”), we received a fixed payment in the first quarter of 2018, partially offset by growth in BIS and certain GSO funds.

The increase in Other Revenue was primarily the result of foreign exchange gains on our euro denominated bonds.

Expenses

Expenses were $1.0 billion for the three months ended March 31, 2019, an increase of $58.2 million compared to $982.9 million for the three months ended March 31, 2018. The increase was primarily attributable to increases of $87.7 million in Total Compensation and Benefits and $19.3 million in General, Administrative and Other Expenses, partially offset by a decrease of $52.1 million in Fund Expenses. The increase in Total Compensation and Benefits was primarily due to an increase of $82.0 million in Compensation. The increase in Compensation was primarily due to the increase in Management and Advisory Fees, Net, on which a portion of compensation is based. The increase in General, Administrative and Other Expenses was primarily due to fundraising and other expenses in the Real Estate segment and growth in new business initiatives, including BIS and BXLS. The decrease in Fund Expenses was due to a decrease of $52.4 million in our Credit segment primarily from the deconsolidation of certain CLO and other vehicles in 2018.

Other Income

Other Income was $130.3 million for the three months ended March 31, 2019, an increase of $19.7 million compared to $110.6 million for the three months ended March 31, 2018. The increase in Other

Income was due to an increase in Net Gains from Fund Investment Activities. The increase in Other Income — Net Gains from Fund Investment Activities was principally driven by increases of $10.1 million in our Credit segment and $6.6 million in our Real Estate segment. The increase in our Credit segment was primarily driven by a year-over-year net increase in appreciation of CLOs and the launch of new CLOs in 2019, partially offset by the deconsolidation of certain CLO and other vehicles. The increase in our Real Estate segment was primarily driven by a year-over-year net increase in appreciation in BREDS.

Provision for Taxes

The following table summarizes Blackstone’s tax position:

	Three Months Ended
	March 31,
	2019	2018
Income Before Provision for Taxes	$1,114,032	$896,799
Provision for Taxes	$41,155	$54,495
Effective Income Tax Rate	3.7%	6.1%

The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

	Three Months Ended		2019
	March 31,		vs.
	2019	2018	2018
Statutory U.S. Federal Income Tax Rate	21.0%	21.0%	-
Income Passed Through to Common Unitholders and Non-Controlling Interest Holders (a)	-17.5%	-16.3%	-1.2%
State and Local Income Taxes	0.9%	1.7%	-0.8%
Other	-0.7%	-0.3%	-0.4%

Effective Income Tax Rate	3.7%	6.1%	-2.4%

(a)	Includes income that is not taxable to the Partnership and its subsidiaries. Such income is directly taxable to the Partnership’s unitholders and the non-controlling interest holders.

Blackstone’s Provision for Taxes for the three months ended March 31, 2019 and 2018 was $41.2 million and $54.5 million, respectively. This resulted in an effective tax rate of 3.7% and 6.1%, respectively.

The decrease in Blackstone’s effective tax rate for the three months ended March 31, 2019, compared to the three months ended March 31, 2018 resulted primarily from the increase in the benefit for the exclusion of income passed through to common unitholders and non-controlling interests. In addition, an unrecognized tax benefit included in state and local income taxes for the period ended March 31, 2018 with no corresponding amount in the period ended March 31, 2019 contributed to the decrease in the effective tax rate for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Additional information regarding our income taxes can be found in Note 14. “Income Taxes” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

On April 18, 2019, we announced our Conversion from a Delaware limited partnership to the Corporation. See “Part II. Item 1A. Risk Factors — Following the Conversion, we expect to pay more corporate income taxes than we would have as a limited partnership” and “— Conversion to a Corporation.”

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

For the three months ended March 31, 2019 and 2018, the Net Income Before Taxes allocated to Blackstone personnel and others who are limited partners of Blackstone Holdings was 44.0% and 44.4%, respectively. The decrease of 0.4% was primarily due to conversions of Blackstone Holdings Partnership Units to Blackstone common units and the vesting of common units.

The Other Income — Reduction of Tax Receivable Agreement Liability was entirely allocated to The Blackstone Group L.P.

Operating Metrics

The following graphs and tables summarize the Fee-Earning Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the three months ended March 31, 2019 and 2018. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management”:

Note:       Totals may not add due to rounding.

	Three Months Ended
	March 31, 2019					March 31, 2018
		Private	Hedge Fund				Private	Hedge Fund
	Real Estate	Equity	Solutions	Credit	Total	Real Estate	Equity	Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$93,252,724	$80,008,166	$72,280,606	$96,986,011	$342,527,507	$83,984,824	$70,140,883	$69,914,061	$111,304,230	$335,343,998
Inflows, including Commitments (a)	2,733,865	8,662,716	1,634,506	3,865,578	16,896,665	3,550,277	3,404,314	3,816,386	5,552,133	16,323,110
Outflows, including Distributions (b)	(264,682)	(728,583)	(2,067,733)	(3,242,104)	(6,303,102)	(210,591)	(469,395)	(902,301)	(2,044,670)	(3,626,957)
Realizations (c)	(2,213,818)	(2,561,011)	(164,436)	(966,850)	(5,906,115)	(1,494,226)	(736,274)	(55,755)	(1,994,576)	(4,280,831)

Net Inflows (Outflows)	255,365	5,373,122	(597,663)	(343,376)	4,687,448	1,845,460	2,198,645	2,858,330	1,512,887	8,415,322
Market Appreciation (Depreciation) (d)(f)	714,945	65,580	1,964,071	3,033,843	5,778,439	1,454,294	58,887	798,107	(1,419,811)	891,477

Balance, End of Period	$94,223,034	$85,446,868	$73,647,014	$99,676,478	$352,993,394	$87,284,578	$72,398,415	$73,570,498	$111,397,306	$344,650,797

Increase	$970,310	$5,438,702	$1,366,408	$2,690,467	$10,465,887	$3,299,754	$2,257,532	$3,656,437	$93,076	$9,306,799
Increase	1%	7%	2%	3%	3%	4%	3%	5%	0%	3%
Annualized Base Management Fee Rate (e)	1.10%	1.03%	0.75%	0.56%	0.86%	1.04%	1.01%	0.70%	0.60%	0.82%

	Three Months Ended
	March 31, 2019					March 31, 2018
		Private	Hedge Fund				Private	Hedge Fund
	Real Estate	Equity	Solutions	Credit	Total	Real Estate	Equity	Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$136,247,229	$130,665,286	$77,814,516	$127,515,286	$472,242,317	$115,340,363	$105,560,576	$75,090,834	$138,136,470	$434,128,243
Inflows, including Commitments (a)	5,033,851	28,471,460	2,568,943	6,832,870	42,907,124	3,622,876	3,534,463	3,940,614	7,081,405	18,179,358
Outflows, including Distributions (b)	(1,150,181)	(243,000)	(2,107,618)	(4,555,183)	(8,055,982)	(148,161)	(378,660)	(1,126,689)	(1,960,217)	(3,613,727)
Realizations (c)	(3,058,141)	(3,742,658)	(186,558)	(1,272,836)	(8,260,193)	(2,666,715)	(1,041,784)	(56,072)	(2,492,284)	(6,256,855)

Net Inflows	825,529	24,485,802	274,767	1,004,851	26,590,949	808,000	2,114,019	2,757,853	2,628,904	8,308,776
Market Appreciation (Depreciation) (d)(h)	3,261,285	3,837,660	2,093,489	3,752,062	12,944,496	3,427,521	3,739,619	808,864	(799,197)	7,176,807

Balance, End of Period	$140,334,043	$158,988,748	$80,182,772	$132,272,199	$511,777,762	$119,575,884	$111,414,214	$78,657,551	$139,966,177	$449,613,826

Increase	$4,086,814	$28,323,462	$2,368,256	$4,756,913	$39,535,445	$4,235,521	$5,853,638	$3,566,717	$1,829,707	$15,485,583
Increase	3%	22%	3%	4%	8%	4%	6%	5%	1%	4%

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
(f)

For the three months ended March 31, 2019, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $(232.4) million, $(110.3) million and $(342.7) million for the Real Estate, Credit and Total segments, respectively. For the three months ended March 31, 2018, such impact was $632.5 million, $396.9 million and $1.0 billion for the Real Estate, Credit and Total segments, respectively.

(g)

For the three months ended March 31, 2019, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(428.3) million, $171.7 million, $(107.6) million and $(364.3) million for the Real Estate, Private Equity, Credit and Total segments, respectively. For the three months ended March 31, 2018, such impact was $1.1 billion, $473.1 million, $442.8 million and $2.1 billion for the Real Estate, Private Equity, Credit and Total segments, respectively.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $353.0 billion at March 31, 2019, an increase of $10.5 billion, compared to $342.5 billion at December 31, 2018. The net increase was due to:

•	Inflows of $16.9 billion related to:

o

$8.7 billion in our Private Equity segment driven by $5.3 billion from Strategic Partners, $1.0 billion from BIP, $939.1 million from Tactical Opportunities, $773.4 million from multi-asset products and $620.8 million from core private equity,

o

$3.9 billion in our Credit segment driven by $1.2 billion from certain long only and MLP strategies, $1.1 billion of capital raised from new CLO launches, $973.0 million from direct lending and $628.9 million from our distressed strategies,

o	$2.7 billion in our Real Estate segment driven by $906.9 million from BREIT, $856.8 million from BREDS, $568.9 million from BPP U.S. and $323.0 million from BPP Europe and co-investment, and
o

$1.6 billion in our Hedge Fund Solutions segment driven by $775.7 million from individual investor and specialized solutions, $537.4 million from customized solutions and $321.4 million from commingled products.

•	Market appreciation of $5.8 billion due to:

o	$3.0 billion of appreciation in our Credit segment driven by $2.4 billion of appreciation from certain long only and MLP strategies as well as $670.2 million of appreciation from BIS,
o	$2.0 billion of appreciation in our Hedge Fund Solutions segment driven by returns from BAAM’s Principal Solutions Composite of 3.4% gross (3.2% net), and
o

$714.9 million of appreciation in our Real Estate segment driven by $614.3 million of appreciation from our core+ real estate funds ($708.8 million from market appreciation and $94.5 million from foreign exchange depreciation) and $138.0 million of foreign exchange depreciation from BREP opportunistic funds and co-investment, all of which was from foreign exchange depreciation.

Offsetting these increases were:

•	Outflows of $6.3 billion primarily attributable to:

o	$3.2 billion in our Credit segment driven by $1.8 billion from certain long only and MLP strategies and $1.2 billion from BIS,
o	$2.1 billion in our Hedge Fund Solutions segment driven by $1.2 billion from customized solutions and $839.0 million from individual investor and specialized solutions, and
o	$728.6 million in our Private Equity segment driven by $342.5 million from corporate private equity, $194.1 million from BXLS and $138.9 million from Tactical Opportunities.

•	Realizations of $5.9 billion primarily driven by:

o

$2.6 billion in our Private Equity segment driven by $1.6 billion from corporate private equity, $463.8 million from Strategic Partners, $351.3 million from Tactical Opportunities, and $139.3 million from core private equity,

o	$2.2 billion in our Real Estate segment driven by $1.2 billion from BREP opportunistic funds and co-investment, $585.2 million from core+ real estate funds and $462.2 million from BREDS, and
o

$966.9 million in our Credit segment driven by $359.3 million of realizations from distressed strategies, $293.5 million of realizations from mezzanine funds and $179.6 million from certain long only and MLP strategies.

Hedge	Fund Solutions had net inflows of $1.2 billion from April 1 through May 1, 2019.

Total	Assets Under Management

Total Assets Under Management were $511.8 billion at March 31, 2019, an increase of $39.5 billion, compared to $472.2 billion at December 31, 2018. The net increase was due to:

•	Inflows of $42.9 billion primarily related to:

o

$28.5 billion in our Private Equity segment driven by $22.5 billion from corporate private equity, $2.7 billion from Strategic Partners, $2.1 billion from Tactical Opportunities, and $1.1 billion from BIP,

o

$6.8 billion in our Credit segment driven by $2.8 billion from distressed strategies, $1.6 billion from direct lending $1.3 billion from certain long only and MLP strategies and $1.1 billion of capital raised from CLO launches,

o

$5.0 billion in our Real Estate segment driven by $2.5 billion from additional closings in the ninth global opportunistic fund, $906.9 million from BREIT, $470.6 million from BPP U.S., $391.9 million from BREDS and $320.5 million from BPP Europe and co-investment, and

o

$2.6 billion in our Hedge Fund Solutions segment driven by $1.4 billion from customized solutions, $813.5 million from individual investor and specialized solutions and $334.7 million from commingled products.

•	Market appreciation of $12.9 billion due to:

o

$3.8 billion of appreciation in our Private Equity segment driven by carrying value increase in corporate private equity, Strategic Partners and Tactical Opportunities of 4.6%, 4.6% and 2.8%, respectively, which included $171.7 million of foreign exchange appreciation across the segment,

o

$3.8 billion of appreciation in our Credit segment driven by $2.5 billion of appreciation from certain long only and MLP strategies, $670.2 million of appreciation from BIS and $341.2 million of appreciation from distressed strategies,

o

$3.3 billion of appreciation in our Real Estate segment driven by carrying value increases in our opportunistic and core+ real estate funds of 4.7% and 2.7%, respectively, which includes $428.3 million of foreign exchange depreciation across the segment, and

o	$2.1 billion of appreciation in our Hedge Fund Solutions segment driven by reasons noted above in Fee-Earning Assets Under Management.

Total Assets Under Management market appreciation (depreciation) in our Private Equity and Real Estate segments generally represents the change in fair value of the investments held and typically exceeds the Fee-Earning Assets Under Management market appreciation (depreciation).

Offsetting these increases were:

•	Realizations of $8.3 billion driven by:

o

$3.7 billion in our Private Equity segment driven by continued disposition activity across the segment, mainly related to $2.2 billion from corporate private equity, $621.0 million from Tactical Opportunities, $520.3 million from Strategic Partners, $240.5 million from core private equity, and $147.8 million from BXLS,

o	$3.1 billion in our Real Estate segment driven by $2.1 billion from BREP opportunistic and co-investment, $607.9 million from core+ real estate funds and $358.9 million from BREDS, and
o	$1.3 billion in our Credit segment driven by $466.7 million from our distressed strategies, $394.4 million from our mezzanine strategies and $185.5 million from certain long only and MLP strategies.

Total Assets Under Management realizations in our Private Equity and Real Estate segments generally represents the total proceeds and typically exceeds the Fee-Earning Assets Under Management realizations which generally represents only the invested capital.

•	Outflows of $8.1 billion primarily attributable to:

o	$4.6 billion in our Credit segment driven by $1.8 billion from certain long only and MLP strategies, $1.3 billion from direct lending and $1.2 billion from BIS,
o	$2.1 billion in our Hedge Fund Solutions segment driven by $1.2 billion from customized solutions and $851.3 million from individual investor and specialized solutions, and
o	$1.2 billion in our Real Estate segment driven by the end of a core+ vehicle investment period and redemptions from the BREDS liquids funds.

Limited Partner Capital Invested

The following presents the Limited Partner Capital Invested for each of the respective three month periods:

Note:    Totals may not add due to rounding.

	Three Months Ended
	March 31,
	2018	2019
	(Dollars in Thousands)
Limited Partner Capital Invested
Real Estate	$4,254,201	$3,040,066
Private Equity	3,301,949	6,428,992
Hedge Fund Solutions	755,818	108,006
Credit	1,011,361	1,267,299

	$9,323,329	$10,844,363

Dry Powder

The following presents our Dry Powder as of quarter end of each period:

Note:	Totals may not add due to rounding.
(a)

Represents illiquid drawdown funds, a component of perpetual capital and fee-paying co-investments; includes fee-paying third party capital as well as general partner and employee capital that does not earn fees. Amounts are reduced by outstanding capital commitments, for which capital has not yet been invested.

	March 31,
	2018	2019
	(Dollars in Thousands)
Dry Powder Available for Investment
Real Estate	$31,897,502	$41,128,351
Private Equity	34,664,602	64,005,647
Hedge Fund Solutions	3,375,255	3,307,835
Credit	22,813,365	24,191,898

	$92,750,724	$132,633,731

Net Accrued Performance Revenues

The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of March 31, 2019 and 2018. Net Accrued Performance Revenues presented do not include clawback amounts, if any, which are disclosed in Note 18. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. The Net Accrued Performance Revenues as of each reporting date were principally unrealized; if realized, such amount can be a significant component of Distributable Earnings.

	March 31,
	2019	2018
	(Dollars in Millions)
Real Estate
BREP IV	$1	$10
BREP V	62	205
BREP VI	88	184
BREP VII	552	606
BREP VIII	464	288
BREP International II	7	—
BREP Europe III	—	61
BREP Europe IV	213	220
BREP Europe V	137	41
BREP Asia I	137	112
BPP	245	174
BREIT	11	14
BREDS	23	32
BTAS	38	25

Total Real Estate (a)	1,978	1,972

Private Equity
BCP IV	42	70
BCP V	—	70
BCP VI	789	783
BCP VII	256	59
BCP Asia	6	—
BEP I	131	91
BEP II	70	34
Tactical Opportunities	158	138
Strategic Partners	109	81
BCEP	21	—
BTAS	50	19
Other	1	3

Total Private Equity (a)	1,633	1,348

Hedge Fund Solutions	26	19

Credit	222	266

Total Blackstone Net Accrued Performance Revenues	$3,859	$3,605

(a)	Real Estate and Private Equity include Co-Investments, as applicable.

For the year ended March 31, 2019, Net Accrued Performance Revenues receivable was increased by Net Accrued Performance Revenues of $1.4 billion and decreased by net realized distributions of $1.2 billion.

Performance Revenue Eligible Assets Under Management

The following presents our Invested Performance Revenue Eligible Assets Under Management as of quarter end for each period:

Note:	Totals may not add due to rounding.

Perpetual Capital

The following presents our Perpetual Capital as of quarter end for each period:

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

The following table presents the investment record of our significant drawdown funds from inception through March 31, 2019:

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars in Thousands, Except Where Noted)

Real Estate
Pre-BREP	$140,714	$—	$—	N/A	-	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 /Oct 1996)	380,708	—	—	N/A	-	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	-	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	N/A	-	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	208,353	0.3x	20%	4,290,925	2.2x	4,499,278	1.6x	33%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	560,418	1.5x	28%	12,716,417	2.4x	13,276,835	2.3x	12%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,444	—	1,085,024	2.1x	-	26,474,555	2.5x	27,559,579	2.5x	13%	13%
BREP VII (Aug 2011 / Apr 2015)	13,495,496	2,001,709	9,900,355	1.7x	18%	19,119,840	2.1x	29,020,195	1.9x	26%	17%
BREP VIII (Apr 2015 / Oct 2020)	16,585,524	5,467,780	15,084,938	1.4x	1%	5,029,991	1.6x	20,114,929	1.4x	26%	16%
BREP IX (TBD)	17,964,219	17,964,219	—	N/A	-	—	N/A	—	N/A	N/A	N/A

Total Global BREP	$70,086,264	$25,433,708	$26,839,088	1.4x	8%	$75,166,646	2.3x	$102,005,734	2.0x	19%	16%

BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€—	N/A	-	€1,367,665	2.1x	€1,367,665	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008) (e)	1,629,748	—	161,201	2.8x	-	2,387,198	1.8x	2,548,399	1.8x	8%	8%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,167	468,156	656,505	0.9x	-	5,495,093	2.5x	6,151,598	2.1x	21%	15%
BREP Europe IV (Sep 2013 / Dec 2016)	6,709,145	1,356,149	4,243,522	1.6x	13%	7,468,133	2.0x	11,711,655	1.8x	24%	17%
BREP Europe V (Dec 2016 / Jun 2022)	7,943,145	3,116,571	6,074,523	1.3x	-	144,494	2.4x	6,219,017	1.3x	73%	17%

Total Euro BREP	€20,311,377	€4,940,876	€11,135,751	1.4x	5%	€16,862,583	2.1x	€27,998,334	1.7x	16%	14%

BREP Asia I (Jun 2013 / Dec 2017)	$5,096,418	$1,728,859	$4,259,488	1.5x	-	$3,051,743	1.8x	$7,311,231	1.6x	21%	15%
BREP Asia II (Dec 2017 / Jun 2023)	7,174,723	5,843,040	1,444,947	1.0x	-	2,000	N/M	1,446,947	1.0x	N/M	N/M
BREP Co-Investment (f)	7,055,974	171,656	2,129,980	1.9x	40%	12,123,536	2.1x	14,253,516	2.1x	15%	15%

Total BREP	$114,281,146	$38,719,937	$47,728,263	1.4x	8%	$111,805,369	2.2x	$159,533,632	1.9x	18%	15%

BPP (g)	27,257,859	2,830,562	29,175,585	1.2x	-	4,134,665	2.4x	33,310,250	1.3x	N/M	11%
BREDS High-Yield (h)	12,011,754	2,509,514	3,467,107	1.1x	-	10,484,654	1.3x	13,951,761	1.2x	11%	11%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars in Thousands, Except Where Noted)

Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	N/A	-	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	-	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	N/A	-	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	15,639	1.2x	-	2,953,649	1.4x	2,969,288	1.4x	7%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	204,794	344,504	2.2x	50%	21,251,054	2.9x	21,595,558	2.9x	37%	36%
BCP V (Dec 2005 / Jan 2011)	21,013,586	1,039,733	993,106	0.9x	40%	37,058,962	1.9x	38,052,068	1.9x	8%	8%
BCP VI (Jan 2011 / May 2016)	15,191,350	1,767,265	14,578,233	1.8x	34%	12,817,204	2.1x	27,395,437	1.9x	21%	14%
BEP I (Aug 2011 / Feb 2015)	2,435,285	224,784	2,524,303	1.7x	48%	2,047,071	2.3x	4,571,374	1.9x	26%	14%
BEP II (Feb 2015 / Feb 2021)	4,902,640	1,000,390	4,564,315	1.3x	-	227,225	2.0x	4,791,540	1.4x	45%	13%
BCP VII (May 2016 / May 2022)	18,590,630	8,728,039	12,741,883	1.4x	-	452,900	1.3x	13,194,783	1.4x	35%	19%
BCP Asia (Dec 2017 / Dec 2023)	2,405,153	2,076,729	221,543	2.0x	-	—	N/A	221,543	2.0x	N/A	75%
BEP III (TBD)	3,684,191	3,684,191	—	N/A	-	—	N/A	—	N/A	N/A	N/A
BCP VIII (TBD)	22,225,158	22,225,158	—	N/A	-	—	N/A	—	N/A	N/A	N/A

Total Corporate Private Equity	$105,546,108	$40,975,658	$35,983,526	1.5x	19%	$90,991,310	2.2x	$126,974,836	1.9x	16%	15%

Tactical Opportunities	21,911,160	10,394,383	9,898,867	1.3x	9%	6,806,144	1.7x	16,705,011	1.4x	21%	11%
Tactical Opportunities Co-Investment and Other	6,520,129	2,519,961	3,653,882	1.2x	2%	1,514,218	1.6x	5,168,100	1.3x	25%	14%

Total Tactical Opportunities	$28,431,289	$12,914,344	$13,552,749	1.3x	7%	$8,320,362	1.7x	$21,873,111	1.4x	22%	11%

Strategic Partners I-V (i)	11,862,601	1,762,708	1,530,629	N/M	-	16,166,460	N/M	17,697,089	1.5x	N/A	13%
Strategic Partners VI (Apr 2014 / Apr 2016) (i)	4,362,750	1,154,067	1,861,262	N/M	-	2,746,833	N/M	4,608,095	1.5x	N/A	19%
Strategic Partners VII (May 2016 / Mar 2019) (i)	7,489,970	2,235,603	5,989,257	N/M	-	803,805	N/M	6,793,062	1.4x	N/A	35%
Strategic Partners RA II (May 2017 / TBD) (i)	1,749,807	703,386	756,243	N/M	-	30,361	N/M	786,604	1.1x	N/A	18%
Strategic Partners VIII (Mar 2019 / TBD) (i)	5,281,164	4,880,068	—	N/A	-	—	N/A	—	N/A	N/A	N/A
Strategic Partners RE, SMA and Other (i)	4,590,901	1,317,461	1,541,602	N/M	-	891,633	N/M	2,433,235	1.3x	N/A	17%

Total Strategic Partners	$35,337,193	$12,053,293	$11,678,993	N/M	-	$20,639,092	N/M	$32,318,085	1.5x	N/A	14%

BCEP (Jan 2017 / Jan 2021) (j)	4,755,613	2,141,452	2,995,210	1.1x	-	240,480	1.7x	3,235,690	1.2x	27%	11%
BIP	6,467,667	5,285,446	1,182,221	1.0x	100%	—	N/A	1,182,221	1.0x	N/A	N/M
Other Funds and Co-Investment (k)	1,557,393	325,028	100,137	1.0x	17%	635,564	0.9x	735,701	1.0x	N/M	N/M

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars in Thousands, Except Where Noted)

Hedge Fund Solutions
Total Strategic Capital Holdings (Dec 2013 / Jun 2020) (l)	$3,378,575	$759,351	$2,709,970	1.5x	-	$356,189	N/M	$3,066,159	1.7x	N/A	8%

Credit (m)
Mezzanine I (Jul 2007 / Oct 2011)	$2,000,000	$97,114	$26,156	1.3x	-	$4,772,132	1.6x	$4,798,288	1.6x	N/A	17%
Mezzanine II (Nov 2011 / Nov 2016)	4,120,000	1,168,881	1,867,420	1.0x	-	4,760,395	1.6x	6,627,815	1.4x	N/A	12%
Mezzanine III (Sep 2016 / Sep 2021)	6,639,133	2,013,193	3,676,683	1.1x	-	1,079,275	1.6x	4,755,958	1.2x	N/A	13%
Stressed / Distressed Investing I (Sep 2009 / May 2013)	3,253,143	135,000	216,928	0.4x	-	5,745,131	1.6x	5,962,059	1.4x	N/A	11%
Stressed / Distressed Investing II (Jun 2013 / Jun 2018)	5,125,000	547,170	2,100,835	0.9x	-	3,756,349	1.3x	5,857,184	1.2x	N/A	8%
Stressed / Distressed Investing III (Dec 2017 / Dec 2022)	7,356,380	5,678,860	1,479,363	1.0x	-	382,591	1.3x	1,861,954	1.1x	N/A	N/A
Energy Select Opportunities (Nov 2015 / Nov 2018)	2,856,867	943,281	2,073,685	1.2x	-	569,083	1.7x	2,642,768	1.3x	N/A	13%
Energy Select Opportunities II (Feb 2019 / Feb 2024)	3,347,431	2,811,011	91,152	1.0x	-	—	N/A	91,152	1.0x	N/M	N/M
Euro
European Senior Debt Fund (Feb 2015 / Feb 2019)	€1,964,689	€335,732	€2,082,059	1.0x	-	€881,841	1.5x	€2,963,900	1.2x	N/A	10%

Total Credit	$36,964,363	$13,771,503	$13,870,061	1.0x	-	$22,075,083	1.5x	$35,945,144	1.3x	N/A	12%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
(a)	The returns presented herein exclude investment vehicles where Blackstone does not earn fees.
(b)

Available Capital represents total investable capital commitments, including side-by-side, adjusted for certain expenses and expired or recallable capital and may include leverage, less invested capital. This amount is not reduced by outstanding commitments to investments.

(c)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Performance Revenues, divided by invested capital.
(d)

Net Internal Rate of Return (“IRR”) represents the annualized inception to March 31, 2019 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues.

(e)

The 8% Realized Net IRR and 8% Total Net IRR exclude investors that opted out of the Hilton investment opportunity. Overall BREP International II performance reflects a 7% Realized Net IRR and a 7% Total Net IRR.

(f)

BREP Co-Investment represents co-investment capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues.

(g)	BPP represents the core+ real estate funds which invest with a more modest risk profile and lower leverage. Excludes BREIT.
(h)	BREDS High-Yield represents the flagship real estate debt drawdown funds only and excludes BREDS High-Grade.
(i)

Realizations are treated as return of capital until fully recovered and therefore unrealized and realized MOICs are not meaningful. Returns are calculated from results that are reported on a three month lag.

(j)	BCEP, or Blackstone Core Equity Partners, is a core private equity fund which invests with a more modest risk profile and longer hold period.
(k)	Returns for Other Funds and Co-Investment are not meaningful as these funds have limited transaction activity.
(l)	Represents Blackstone Strategic Capital Holdings (including Co-investment) which is focused on acquiring strategic minority positions in alternative asset managers.
(m)	Funds presented represent the flagship credit drawdown funds only. The Total Credit Net IRR is the combined IRR of the credit drawdown funds presented.

Segment Analysis

Discussed below is our Segment Distributable Earnings for each of our segments. This information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources. References to “our” sectors or investments may also refer to portfolio companies and investments of the underlying funds that we manage.

Real Estate

The following table presents the results of operations for our Real Estate segment:

	Three Months Ended
	March 31,		2019 vs. 2018
	2019	2018	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$260,245	$226,526	$33,719	15%
Transaction and Other Fees, Net	23,911	23,088	823	4%
Management Fee Offsets	(280)	(1,668)	1,388	-83%

Total Management Fees, Net	283,876	247,946	35,930	14%
Fee Related Performance Revenues	6,676	4,503	2,173	48%
Fee Related Compensation	(114,816)	(100,610)	(14,206)	14%
Other Operating Expenses	(38,986)	(29,417)	(9,569)	33%

Fee Related Earnings	136,750	122,422	14,328	12%

Realized Performance Revenues	77,182	151,181	(73,999)	-49%
Realized Performance Compensation	(29,900)	(56,115)	26,215	-47%
Realized Principal Investment Income (Loss)	(2,131)	14,690	(16,821)	N/	M

Net Realizations	45,151	109,756	(64,605)	-59%

Segment Distributable Earnings	$181,901	$232,178	$(50,277)	-22%

N/M      Not meaningful.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Segment Distributable Earnings were $181.9 million for the three months ended March 31, 2019, a decrease of $50.3 million compared to $232.2 million for the three months ended March 31, 2018. The decrease in Segment Distributable Earnings was primarily attributable to a decrease of $64.6 million in Net Realizations, partially offset by an increase of $14.3 million in Fee Related Earnings.

Segment Distributable Earnings in our Real Estate segment in the first quarter of 2019 were lower compared to the first quarter of 2018, primarily driven by lower realizations following a volatile fourth quarter, which was characterized by growing macroeconomic and geopolitical concerns, such as concerns over U.S. Federal Reserve policy, Brexit, the “trade war” with China and the rate of global growth. The stock market subsequently experienced a rally in the first quarter of 2019 in light of greater optimism around these concerns but the decline in the fourth quarter of 2018 still resulted in a lag in realizations. Although our Real Estate funds had $3.1 billion of realizations in the first quarter of 2019, future periods of volatility could similarly contribute to a more challenging environment for realizations going forward. Overall, operating trends in our Real Estate portfolio remain stable and supply-demand fundamentals remain positive in most markets, although decelerating growth in certain sectors, including retail, may contribute to a more challenging environment for our portfolio companies. Capital deployment in opportunistic investments in the United States continues to be challenging, as distress levels are low and asset values are relatively high. Nonetheless, our Real Estate funds deployed or committed an aggregate of $4.4 billion of capital in the first quarter of 2019, with meaningful investment activity outside of North America and in stabilized income-generating properties in the U.S. In the event global markets enter a period of slower growth relative to recent years, periods of difficult market conditions or economic slowdown (which may be across industries, sectors or geographies) may contribute to adverse operating performance at our portfolio companies. In turn, this may limit attractive realization opportunities for our funds. Although the Federal Reserve has signaled that it would be patient with respect to near-term interest rate increases, to the extent interest rates rise, the cost of debt financing for our real estate businesses and assets will likely increase. Rising interest rates, as well as a stronger U.S. dollar and higher inflation, would also potentially negatively impact Segment Distributable Earnings in our Real Estate segment, particularly if occurring against a backdrop of slowing economic growth. Segment Distributable

Earnings in our Real Estate segment would also potentially be negatively impacted if pressure on wages and other inputs increasingly pressure profit margins. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds, making it more difficult to find opportunities for our funds to exit and realize value from existing investments and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Fee Related Earnings

Fee Related Earnings were $136.8 million for the three months ended March 31, 2019, an increase of $14.3 million compared to $122.4 million for the three months ended March 31, 2018. The increase in Fee Related Earnings was primarily attributable to an increase of $35.9 million in Management Fees, Net, partially offset by an increase of $14.2 million in Fee Related Compensation.

Management Fees, Net were $283.9 million for the three months ended March 31, 2019, an increase of $35.9 million compared to $247.9 million for the three months ended March 31, 2018, primarily driven by an increase in Base Management Fees. Base Management Fees were $260.2 million for the three months ended March 31, 2019, an increase of $33.7 million compared to $226.5 million for the three months ended March 31, 2018, primarily due to Fee-Earning Assets Under Management growth in our core+ real estate funds.

Fee Related Compensation was $114.8 million for the three months ended March 31, 2019, an increase of $14.2 million, compared to $100.6 million for the three months ended March 31, 2018. The increase was primarily due to the increase in Management Fees, Net, on which a portion of Fee Related Compensation is based.

Net Realizations

Net Realizations were $45.2 million for the three months ended March 31, 2019, a decrease of $64.6 million, compared to $109.8 million for the three months ended March 31, 2018. The decrease in Net Realizations was primarily attributable to decreases of $74.0 million in Realized Performance Revenues and $16.8 million in Realized Principal Investment Income (Loss), partially offset by a decrease of $26.2 million in Realized Performance Compensation.

Realized Performance Revenues were $77.2 million for the three months ended March 31, 2019, a decrease of $74.0 million, compared to $151.2 million for the three months ended March 31, 2018. The decrease was due to lower realized gains in the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Realized Principal Investment Income (Loss) was $(2.1) million for the three months ended March 31, 2019, a decrease of $16.8 million, compared to $14.7 million for the three months ended March 31, 2018. The decrease was primarily due to lower Realized Principal Investment Income for BREP VI and certain BREDS liquids funds.

Realized Performance Compensation was $29.9 million for the three months ended March 31, 2019, a decrease of $26.2 million, compared to $56.1 million for the three months ended March 31, 2018. The decrease was due to the decrease in Realized Performance Revenues.

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

The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	Three Months Ended				March 31, 2019
	March 31,				Inception to Date
	2019		2018		Realized		Total
Fund / Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP IV	-1%	-1%	1%	1%	56%	33%	22%	12%
BREP V	7%	6%	1%	1%	15%	12%	14%	11%
BREP VI	1%	1%	-1%	-1%	18%	13%	17%	13%
BREP VII	5%	5%	4%	3%	35%	26%	24%	17%
BREP VIII	3%	2%	5%	4%	37%	26%	23%	16%
BREP International II (b)(c)	108%	65%	5%	4%	10%	8%	9%	8%
BREP Europe III (b)	-	-1%	2%	1%	30%	21%	23%	15%
BREP Europe IV (b)	5%	4%	5%	3%	33%	24%	24%	17%
BREP Europe V (b)	5%	4%	7%	4%	98%	73%	27%	17%
BREP Asia I	5%	4%	3%	2%	29%	21%	22%	15%
BREP Asia II	7%	2%	N/M	N/M	N/M	N/M	N/M	N/M
BREP Co-Investment (d)	14%	13%	-	-1%	18%	15%	18%	15%
BPP (e)	3%	2%	3%	3%	N/M	N/M	13%	11%
BREDS High-Yield (f)	4%	3%	5%	3%	15%	11%	15%	11%
BREDS High-Grade (f)	2%	2%	N/M	N/M	10%	9%	8%	6%
BREDS Liquid (g)	6%	5%	2%	2%	N/A	N/A	11%	8%
BXMT (h)	N/A	10%	N/A	-	N/A	N/A	N/A	13%
BREIT (h)	N/A	2%	N/A	2%	N/A	N/A	12%	9%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.
(b)	Euro-based internal rates of return.
(c)

The 8% Realized Net IRR and 8% Total Net IRR exclude investors that opted out of the Hilton investment opportunity. Overall BREP International II Performance reflects a 7% Realized Net IRR and a 7% Total Net IRR.

(d)	Excludes fully realized co-investments prior to Blackstone’s IPO.
(e)	BPP represents the core+ real estate funds which invest with a more modest risk profile and lower leverage. Excludes BREIT.
(f)

Effective March 31, 2019, the former BREDS Drawdown composite is being presented by its components, BREDS High-Yield and BREDS High-Grade. BREDS High-Yield represents the flagship real estate debt drawdown funds and excludes the BREDS High-Grade drawdown fund, which has a different risk-return profile. Inception to date returns are from July 1, 2009 and July 1, 2017 for BREDS High-Yield and BREDS High-Grade, respectively. Prior periods have been updated to reflect this presentation.

(g)

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

(h)	Reflects annualized return of a shareholder invested in the REIT as of the beginning of each period presented, assuming reinvestment of all dividends received during the period, and no upfront selling commission for BREIT, net of all fees and expenses incurred by the REIT. For BXMT, return incorporates the closing NYSE stock price as of each period end, and for BREIT, return incorporates the final Class S NAV/share as of each period end. Inception to date returns are from May 22, 2013 and January 1, 2017 for BXMT and BREIT, respectively.

As of March 31, 2019, the investment period for BREP International II had expired and the fund was not above its carried interest threshold. BREP International II Investors that opted out of the Hilton investment opportunity are not expected to exceed the carried interest threshold in future periods. However, since gains are not earned pro-rata, certain BREP International II investors who participated in the Hilton investment opportunity have exceeded the carried interest threshold this quarter.

The Real Estate segment has three funds in their investment period, which were above their respective carried interest thresholds as of March 31, 2019: BREP VIII, BREP Europe V and BREDS III.

Private Equity

The following table presents the results of operations for our Private Equity segment:

	Three Months Ended
	March 31,		2019 vs. 2018
	2019	2018	$	%
	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees	$219,417	$182,961	$36,456	20%
Transaction, Advisory and Other Fees, Net	37,291	11,094	26,197	236%
Management Fee Offsets	(4,985)	(3,193)	(1,792)	56%

Total Management and Advisory Fees, Net	251,723	190,862	60,861	32%
Fee Related Compensation	(107,587)	(89,566)	(18,021)	20%
Other Operating Expenses	(34,201)	(31,151)	(3,050)	10%

Fee Related Earnings	109,935	70,145	39,790	57%

Realized Performance Revenues	156,599	77,123	79,476	103%
Realized Performance Compensation	(50,556)	(33,045)	(17,511)	53%
Realized Principal Investment Income	25,139	6,338	18,801	297%

Net Realizations	131,182	50,416	80,766	160%

Segment Distributable Earnings	$241,117	$120,561	$120,556	100%

N/M	Not meaningful.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Segment Distributable Earnings were $241.1 million for the three months ended March 31, 2019, an increase of $120.6 million compared to $120.6 million for the three months ended March 31, 2018. The increase in Segment Distributable Earnings was primarily attributable to increases of $39.8 million in Fee Related Earnings and $80.8 million in Net Realizations.

Segment Distributable Earnings in our Private Equity segment in the first quarter of 2019 were higher compared to the first quarter of 2018, primarily driven by corporate private equity realizations as well as an increase in Fee-Earning Assets Under Management, particularly in Strategic Partners and BIP. The volatility in the fourth quarter of 2018 was fueled by macroeconomic and geopolitical concerns, such as concerns over U.S. Federal Reserve policy, Brexit, the “trade war” with China and the rate of global growth. These concerns subsided amid greater optimism in the first quarter of 2019 and the stock market experienced a rally. Although our Private Equity segment had $3.7 billion of realizations in the first quarter of 2019, future periods of volatility could contribute to a more challenging environment for realizations going forward. The market environment continues to be generally characterized by high prices, and this can make deployment of capital more difficult. Nonetheless, we deployed or committed an aggregate of $10.7 billion of capital across the segment in the first quarter of 2019. Decelerating growth in certain sectors may contribute to a more challenging environment for our portfolio companies. In the event global markets enter a period of slower growth relative to recent years, periods of difficult market conditions or economic slowdown (which may be across industries, sectors or geographies) may contribute to adverse operating performance at our portfolio companies. In turn, this may limit attractive realization opportunities for our funds. Although the Federal Reserve has signaled that it would be patient with respect to near-term interest rate increases, to the extent interest rates rise, the cost of debt financing for us and our portfolio companies will likely increase. Rising interest rates, as well as a stronger U.S. dollar and higher inflation, would also potentially negatively impact Segment Distributable Earnings in our Private Equity segment, particularly if occurring against a backdrop of slowing economic growth. Segment Distributable Earnings in the Private Equity segment would also potentially be negatively impacted if pressure on wages and other inputs and higher tariffs increasingly pressure profit margins. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds, making it more difficult to find opportunities for our funds to exit and realize value from existing investments and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Fee Related Earnings

Fee Related Earnings were $109.9 million for the three months ended March 31, 2019, an increase of $39.8 million, compared to $70.1 million for the three months ended March 31, 2018. The increase in Fee Related Earnings was primarily attributable to an increase of $60.9 million in Management and Advisory Fees, Net, partially offset by an increase of $18.0 million in Fee Related Compensation.

Management and Advisory Fees, Net were $251.7 million for the three months ended March 31, 2019, an increase of $60.9 million compared to $190.9 million for the three months ended March 31, 2018, primarily driven by increases in Base Management Fees and Transaction, Advisory and Other Fees, Net. Base Management Fees were $219.4 million for the three months ended March 31, 2019, an increase of $36.5 million compared to $183.0 million for the three months ended March 31, 2018, primarily due to the increase in Fee-Earning Assets Under Management across the segment. Transaction, Advisory and Other Fees, Net were $37.3 million for the three months ended March 31, 2019, an increase of $26.2 million compared to $11.1 million for the three months ended March 31, 2018, primarily due to BIP investment activity.

Fee Related Compensation was $107.6 million for the three months ended March 31, 2019, an increase of $18.0 million, compared to $89.6 million for the three months ended March 31, 2018. The increase was primarily due to the increase in Management and Advisory Fees, Net, on which a portion of Fee Related Compensation is based.

Net Realizations

Net Realizations were $131.2 million for the three months ended March 31, 2019, an increase of $80.8 million, compared to $50.4 million for the three months ended March 31, 2018. The increase in Net Realizations was primarily attributable to increases of $79.5 million in Realized Performance Revenues and $18.8 million in Realized Principal Investment Income, partially offset by an increase of $17.5 million in Realized Performance Compensation.

Realized Performance Revenues were $156.6 million for the three months ended March 31, 2019, an increase of $79.5 million, compared to $77.1 million for the three months ended March 31, 2018. The increase was primarily due to increased realizations in BCP IV and BCP VI.

Realized Principal Investment Income was $25.1 million for the three months ended March 31, 2019, an increase of $18.8 million, compared to $6.3 million for the three months ended March 31, 2018. The increase was primarily due to a realization on one of Blackstone’s balance sheet investments.

Realized Performance Compensation was $50.6 million for the three months ended March 31, 2019, an increase of $17.5 million, compared to $33.0 million for the three months ended March 31, 2018. The increase was due to the increase in Realized Performance Revenues.

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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended				March 31, 2019
	March 31,				Inception to Date
	2019		2018		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	33%	24%	-7%	-6%	50%	37%	50%	36%
BCP V	-	1%	-1%	-1%	11%	8%	10%	8%
BCP VI	6%	5%	8%	7%	27%	21%	19%	14%
BCP VII	4%	2%	11%	7%	62%	35%	34%	19%
BEP I	11%	9%	-	-	31%	26%	18%	14%
BEP II	-	-	9%	6%	59%	45%	24%	13%
BCOM	-9%	-9%	3%	3%	13%	7%	13%	6%
Tactical Opportunities	4%	3%	5%	4%	26%	21%	15%	11%
Tactical Opportunities Co-Investment and Other	1%	1%	6%	6%	27%	25%	16%	14%
Strategic Partners I-V (b)	1%	-	2%	2%	N/A	N/A	16%	13%
Strategic Partners VI (b)	2%	2%	6%	5%	N/A	N/A	24%	19%
Strategic Partners VII (b)	7%	5%	11%	9%	N/A	N/A	44%	35%
Strategic Partners RA II (b)	5%	4%	N/M	N/M	N/A	N/A	25%	18%
Strategic Partners RE, SMA and Other (b)	3%	3%	6%	6%	N/A	N/A	21%	17%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

N/M	Not meaningful.
N/A	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.
(b)

Realizations are treated as return of capital until fully recovered and therefore inception to date realized returns are not applicable. Returns are calculated from results that are reported on a three month lag.

The corporate private equity funds within the Private Equity segment have five funds with closed investment periods: BCP IV, BCP V, BCP VI, BCOM and BEP I. As of March 31, 2019, BCP IV was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes based on the timings of fund closings, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner is subject to equalization such that (a) the general partner accrues carried interest when the respective carried interest for either fund class is positive and (b) the general partner realizes carried interest so long as clawback obligations, if any, for either of the respective fund classes are fully satisfied. During the quarter, BCP V is currently below its carried interest threshold, while BCP

V-AC is above its carried interest threshold. BCP VI is currently above its carried interest threshold. BCOM is currently above its carried interest threshold. We are entitled to retain previously realized carried interest up to 20% of BCOM’s net gains. As a result, Performance Revenues are recognized from BCOM on current period gains and losses. BEP I is currently above its carried interest threshold.

Hedge Fund Solutions

The following table presents the results of operations for our Hedge Fund Solutions segment:

	Three Months Ended
	March 31,		2019 vs. 2018
	2019	2018	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$137,328	$129,228	$8,100	6%
Transaction and Other Fees, Net	318	345	(27)	-8%

Total Management Fees, Net	137,646	129,573	8,073	6%
Fee Related Compensation	(42,954)	(39,639)	(3,315)	8%
Other Operating Expenses	(17,885)	(18,785)	900	-5%

Fee Related Earnings	76,807	71,149	5,658	8%

Realized Performance Revenues	4,091	10,177	(6,086)	-60%
Realized Performance Compensation	(1,413)	(2,923)	1,510	-52%
Realized Principal Investment Income (Loss)	(283)	640	(923)	N/M

Net Realizations	2,395	7,894	(5,499)	-70%

Segment Distributable Earnings	$79,202	$79,043	$159	0%

N/M	Not meaningful.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Segment Distributable Earnings were $79.2 million for the three months ended March 31, 2019, an increase of $0.2 million compared to $79.0 million for the three months ended March 31, 2018. The increase in Segment Distributable Earnings was primarily attributable to an increase of $5.7 million in Fee Related Earnings, partially offset by a decrease of $5.5 million in Net Realizations.

Segment Distributable Earnings in our Hedge Fund Solutions segment in the first quarter of 2019 were modestly higher compared to the first quarter of 2018. This increase was primarily driven by an increase in Fee Related Earnings as a result of a reduction in placement fees that was, however, somewhat offset by a decrease in Net Realizations as a result of certain funds entering 2019 with loss carryforward balances following a volatile fourth quarter of 2018 for capital markets. Segment Distributable Earnings in the Hedge Fund Solutions segment would likely be negatively impacted in the event of a significant or sustained decline in global, regional or sector asset prices, deterioration of global market conditions, or withdrawal of assets by investors as a result of liquidity needs, performance or other reasons. In addition, Segment Distributable Earnings in our Hedge Fund Solutions segment may be negatively impacted by a prolonged weak equity market environment, which may be caused by concerns over macroeconomic and geopolitical factors such as a rise in interest rate and concerns over Brexit, the “trade war” with China and the rate of global growth. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds, making it more difficult to find opportunities for our funds to exit and realize value from existing investments and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “— Hedge fund investments are subject to numerous additional risks.” in our Annual Report on Form 10-K for the year ended December 31, 2018. The segment operates multiple business lines, manages strategies that are both long and short asset classes and generates a majority of its revenue through management fees, which we believe may provide a level of downside protection to Hedge Fund Solutions Segment Distributable Earnings. Over time we anticipate an increasing change in the mix of our product offerings to products whose performance based fees represent a more significant proportion of the fees than has historically been the case for such products.

Fee Related Earnings

Fee Related Earnings were $76.8 million for the three months ended March 31, 2019, an increase of $5.7 million, compared to $71.1 million for the three months ended March 31, 2018. The increase in Fee Related Earnings was primarily attributable to an increase of $8.1 million in Management Fees, Net, partially offset by an increase $3.3 million in Fee Related Compensation.

Management Fees, Net were $137.6 million for the three months ended March 31, 2019, an increase of $8.1 million, compared to $129.6 million for the three months ended March 31, 2018. The increase was primarily due to an increase in Base Management Fees. Base Management Fees were $137.3 million for the three months ended March 31, 2019, an increase of $8.1 million, compared to $129.2 million for the three months ended March 31, 2018, primarily due to a reduction in placement fees, which offset Base Management Fees.

Fee Related Compensation was $42.9 million for the three months ended March 31, 2019, an increase of $3.3 million, compared to $39.6 million for the three months ended March 31, 2018. The increase was primarily due to the increase in Management Fees, Net, on which a portion of Fee Related Compensation is based.

Net Realizations

Net Realizations were $2.4 million for the three months ended March 31, 2019, a decrease of $5.5 million, compared to $7.9 million for the three months ended March 31, 2018. The decrease in Net Realizations was primarily attributable to a decrease of $6.1 million in Realized Performance Revenues, partially offset by a decrease of $1.5 million in Realized Performance Compensation.

Realized Performance Revenues were $4.1 million for the three months ended March 31, 2019, a decrease of $6.1 million, compared to $10.2 million for the three months ended March 31, 2018. The decrease was primarily driven by funds entering 2019 with loss carryforward balances.

Realized Performance Compensation was $1.4 million for the three months ended March 31, 2019, a decrease of $1.5 million, compared to $2.9 million for the three months ended March 31, 2018. The decrease was due to the decrease in Realized Performance Revenues.

Operating Metrics

The following table presents information regarding our Incentive Fee-Earning Assets Under Management:

	Fee-Earning Assets Under		Estimated % Above
	Management Eligible for		High Water Mark /
	Incentive Fees		Benchmark (a)
	As of March 31,		As of March 31,
	2019	2018	2019	2018
	(Dollars in Thousands)
Hedge Fund Solutions Managed Funds (b)	$43,705,601	$44,211,985	76%	76%

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

(b)

For the Hedge Fund Solutions managed funds, at March 31, 2019, the incremental appreciation needed for the 24% of Fee-Earning Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $480.9 million, a decrease of $15.0 million, compared to $495.8 million at March 31, 2018. Of the Fee-Earning Assets Under Management below their respective High Water Marks/ Benchmarks as of March 31, 2019, 84% were within 5% of reaching their respective High Water Mark.

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

The following table presents the return information of the BAAM Principal Solutions Composite:

	Three				Average Annual Returns (a)
	Months Ended				Periods Ended
	March 31,				March 31, 2019
	2019		2018		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Principal Solutions Composite (b)	3%	3%	1%	1%	4%	3%	7%	6%	5%	4%	7%	6%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
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

Credit

The following table presents the results of operations for our Credit segment:

	Three Months Ended
	March 31,		2019 vs. 2018
	2019	2018	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$140,528	$168,441	$(27,913)	-17%
Transaction and Other Fees, Net	3,630	2,539	1,091	43%
Management Fee Offsets	(3,341)	(3,317)	(24)	1%

Total Management Fees, Net	140,817	167,663	(26,846)	-16%
Fee Related Performance Revenues	1,103	(666)	1,769	N/	M
Fee Related Compensation	(58,674)	(66,259)	7,585	-11%
Other Operating Expenses	(32,239)	(27,739)	(4,500)	16%

Fee Related Earnings	51,007	72,999	(21,992)	-30%

Realized Performance Revenues	8,897	39,890	(30,993)	-78%
Realized Performance Compensation	(3,371)	(22,746)	19,375	-85%
Realized Principal Investment Income	3,183	7,025	(3,842)	-55%

Net Realizations	8,709	24,169	(15,460)	-64%

Segment Distributable Earnings	$59,716	$97,168	$(37,452)	-39%

N/M      Not meaningful.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Segment Distributable Earnings were $59.7 million for the three months ended March 31, 2019, a decrease of $37.5 million, compared to $97.2 million for the three months ended March 31, 2018. The decrease in Segment Distributable Earnings was primarily attributable to decreases of $22.0 million in Fee Related Earnings and $15.5 million in Net Realizations.

Segment Distributable Earnings in our Credit segment in the first quarter of 2019 were lower compared to the first quarter of 2018, primarily driven by lower Fee Related Earnings as a result of the conclusion of our investment sub-advisory relationship with FS Investments in April 2018. Lower Segment Distributable Earnings were also driven by lower Net Realizations in the 2019 period compared to the 2018 period as a result of a mezzanine fund crossing its carried interest threshold in the fourth quarter of 2017, which resulted in higher Realized Performance Revenues in the first quarter of 2018. In the first quarter of 2019, the investment pace across our Credit segment remained active, with an aggregate of $3.5 billion of capital deployed or committed, although the currently low levels of distress contribute to a challenging capital deployment environment. Although the Federal Reserve has signaled that it would be patient with respect to near-term interest rate increases, to the extent interest rates rise, and such rise occurs concurrently with a period of economic weakness or slowdown in growth, capital deployment in our Credit segment may also be challenged. In addition, interest rate increases could adversely affect Segment Distributable Earnings in our Credit segment, although we believe our current portfolio is somewhat insulated because much of our debt portfolio is floating rate, short duration and/or held to maturity. Our Segment Distributable Earnings in our Credit segment may also be negatively impacted by our failure to accurately assess and react to risk, such as, for example, a sustained period of depressed energy and commodity prices or weakened market fundamentals, which may lead to, among other things, ratings downgrades. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds, making it more difficult to find opportunities for our funds to exit and realize value from existing investments and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Fee Related Earnings

Fee Related Earnings were $51.0 million for the three months ended March 31, 2019, a decrease of $22.0 million, compared to $73.0 million for the three months ended March 31, 2018. The decrease in Fee Related Earnings was primarily attributable to a decrease of $26.8 million in Management Fees, Net and an increase of $4.5 million in Other Operating Expenses, partially offset by a decrease of $7.6 million in Fee Related Compensation.

Management Fees, Net were $140.8 million for the three months ended March 31, 2019, a decrease of $26.8 million, compared to $167.7 million for the three months ended March 31, 2018, primarily driven by a decrease in Base Management Fees. Base Management Fees were $140.5 million for the three months ended March 31, 2019, a decrease of $27.9 million, compared to $168.4 million for the three months ended March 31, 2018, primarily due to a contractual agreement with FS Investments pursuant to which, in connection with the conclusion of our sub-advisory relationship with respect to the BDCs, we received a fixed payment in the first quarter of 2018, partially offset by growth in BIS and certain GSO funds.

Other Operating Expenses were $32.2 million for the three months ended March 31, 2019, an increase of $4.5 million, compared to $27.7 million for the three months ended March 31, 2018. The increase was primarily due to the growth in our new business initiatives, including BIS, partially offset by decreased legal and consulting expenses within GSO.

Fee Related Compensation was $58.7 million for the three months ended March 31, 2019, a decrease of $7.6 million, compared to $66.3 million for the three months ended March 31, 2018. The decrease was primarily due to the decrease in Management Fees, Net, on which a portion of Fee Related Compensation is based.

Net Realizations

Net Realizations were $8.7 million for the three months ended March 31, 2019, a decrease of $15.5 million, compared to $24.2 million for the three months ended March 31, 2018. The decrease in Net Realizations was primarily attributable to a decrease of $31.0 million in Realized Performance Revenues, partially offset by a decrease of $19.4 million in Realized Performance Compensation.

Realized Performance Revenues were $8.9 million for the three months ended March 31, 2019, a decrease of $31.0 million, compared to $39.9 million for the three months ended March 31, 2018. The decrease was primarily attributable to the recognition of more realizations in the three months ended March 31, 2018 related to a mezzanine fund crossing its carry threshold the prior quarter.

Realized Performance Compensation was $3.4 million for the three months ended March 31, 2019, a decrease of $19.4 million, compared to $22.7 million for the three months ended March 31, 2018. The decrease was due to the decrease in Realized Performance Revenues.

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

The following table presents combined internal rates of return of the segment’s performing credit and distressed strategies funds:

	Three Months Ended March 31,				March 31, 2019
	2019		2018		Inception to Date
Composite (a)	Gross	Net	Gross	Net	Gross	Net
Performing Credit Strategies (b)	4%	3%	3%	2%	14%	9%
Distressed Strategies (c)	4%	3%	-	-1%	10%	6%

The returns presented herein represent those of the applicable Blackstone Funds and not those of The Blackstone Group L.P.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Allocations, net of tax advances.
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

As of March 31, 2019, there was $17.2 billion of Performance Revenue eligible assets under management invested in Credit strategies that were above the hurdle necessary to generate Incentive Fees or Performance Allocations. This represented 37% of the total Performance Revenue eligible assets at fair value across all Credit strategies.

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

The following table is a reconciliation of Net Income Attributable to The Blackstone Group L.P. to Distributable Earnings, Total Segment Distributable Earnings, Fee Related Earnings and Adjusted EBITDA for the three months ended March 31, 2019 and 2018:

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

(b)

This adjustment removes the amortization of transaction-related intangibles, which are excluded from Blackstone’s segment presentation. This amount includes amortization of intangibles associated with Blackstones investment in Pátria, which is accounted for under the equity method.

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

	Three Months Ended
	March 31,
	2019	2018
GAAP Unrealized Performance Allocations	$663,999	$628,089
Segment Adjustment	334	250

Unrealized Performance Revenues	$664,333	$628,339

(e)	This adjustment removes Unrealized Performance Allocations Compensation.
(f)

This adjustment removes Unrealized Principal Investment Income on a segment basis. The Segment Adjustment represents (1) the add back of Principal Investment Income, including general partner income, earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of amounts associated with the ownership of Blackstone consolidated operating partnerships held by non-controlling interests.

	Three Months Ended
	March 31,
	2019	2018
GAAP Unrealized Principal Investment Income	$169,044	$111,774
Segment Adjustment	(29,119)	(97,796)

Unrealized Principal Investment Income	$139,925	$13,978

(g)

This adjustment removes Other Revenues on a segment basis. The Segment Adjustment represents (1) the add back of Other Revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of certain Transaction-Related Charges.

	Three Months Ended
	March 31,
	2019	2018
GAAP Other Revenue	$10,250	$(59,317)
Segment Adjustment	2,939	(1,577)

Other Revenues	$13,189	$(60,894)

(h)	This adjustment removes Equity-Based Compensation on a segment basis.

(i)

Taxes represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes and adjusted to exclude the tax impact of any divestitures. Related Payables represent tax-related payables including the amount payable under the Tax Receivable Agreement.

	Three Months Ended
	March 31,
	2019	2018
Taxes	$15,344	$18,228
Related Payables	13,695	6,814

Taxes and Related Payables	$29,039	$25,042

(j)

This adjustment removes Interest and Dividend Revenue less Interest Expense on a segment basis. The Segment Adjustment represents (1) the add back of Other Revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of interest expense associated with the Tax Receivable Agreement.

	Three Months Ended
	March 31,
	2019	2018
GAAP Interest and Dividend Revenue	$44,084	$35,385
Segment Adjustment	2,615	1,000

Interest and Dividend Revenue	46,699	36,385

GAAP Interest Expense	42,002	38,671
Segment Adjustment	(364)	(433)

Interest Expense	41,638	38,238

Net Interest Income (Loss)	$5,061	$(1,853)

(k)	This adjustment removes the total segment amounts of Realized Performance Revenues.
(l)	This adjustment removes the total segment amounts of Realized Performance Compensation.
(m)	This adjustment removes the total segment amount of Realized Principal Investment Income.
(n)	This adjustment adds back Interest Expense on a segment basis.

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

Total assets were $29.9 billion as of March 31, 2019, an increase of $950.3 million, or 3%, from December 31, 2018. The increase in total assets was principally due to an increase of $773.4 million in total assets attributable to the consolidated operating partnerships. Effective January 1, 2019 Blackstone adopted new GAAP guidance on the accounting for leases on a modified retrospective basis. See Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. The adoption resulted in the recognition of Right-of-Use Assets of $521.9 million as of March 31, 2019. The other net variances of the assets attributable to the consolidated operating partnerships were relatively unchanged.

Total liabilities were $15.7 billion as of March 31, 2019, an increase of $557.7 million, or 4%, from December 31, 2018. The increase in total liabilities was principally due to an increase of $413.6 million in total liabilities attributable to the consolidated operating partnerships. Effective January 1, 2019 Blackstone adopted new GAAP guidance on the accounting for leases on a modified retrospective basis. The adoption resulted in the recognition of Operating Lease Liabilities of $587.4 million as of March 31, 2019. The other net variances of the liabilities attributable to the consolidated operating partnerships were relatively unchanged.

Sources and Uses of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, the proceeds from our issuances of senior notes, liquid investments we hold on our balance sheet for our own use and access to our $1.6 billion committed revolving credit facility. As of March 31, 2019, Blackstone had $1.6 billion in cash and cash equivalents, $2.5 billion invested in corporate treasury investments, $2.0 billion invested in Blackstone Funds and other investments, against $3.5 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.

On April 10, 2019, Blackstone issued €600 million aggregate principal amount of 1.500% Senior Notes maturing on April 10, 2029. Blackstone intends to use the net proceeds from the sale of the notes for general corporate purposes.

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

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes, (g) repurchase our common units and Blackstone Holdings Partnership Units pursuant to our unit repurchase program, and (h) make distributions to our unitholders and the holders of Blackstone Holdings Partnership Units.

On April 18, 2019, we announced our Conversion from a Delaware limited partnership to the Corporation. Following the Conversion, all of the net income attributable to the Corporation will be subject to U.S. federal (and state and local) corporate income taxes. See “Part II. Item 1A. Risk Factors — Following the Conversion, we expect to pay more corporate income taxes than we would have as a limited partnership.” and “— Conversion to a Corporation.”

Our own capital commitments to our funds, the funds we invest in and our investment strategies as of March 31, 2019 consisted of the following:

	Blackstone and		Senior Managing Directors and Certain Other
	General Partner		Professionals (a)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Real Estate
BREP VII	$300,000	$44,053	$100,000	$14,684
BREP VIII	300,000	97,888	100,000	32,629
BREP IX	300,000	300,000	100,000	100,000
BREP Europe III	100,000	13,231	35,000	4,410
BREP Europe IV	130,000	23,842	43,333	7,947
BREP Europe V	150,000	63,893	43,333	18,458
BREP Asia I	50,000	14,806	16,667	4,935
BREP Asia II	70,707	57,489	23,569	19,163
BREDS II	50,000	6,227	16,667	2,076
BREDS III	50,000	18,732	16,667	6,244
BPP	109,258	21,889	—	—
Other (b)	56,959	7,548	—	—
Private Equity
BCP V	629,356	30,642	—	—
BCP VI	719,718	107,631	250,000	37,386
BCP VII	500,000	240,748	225,000	108,337
BCP VIII	500,000	500,000	225,000	225,000
BEP I	50,000	4,728	—	—
BEP II	80,000	22,328	26,667	7,443
BEP III	72,239	72,239	24,080	24,080
BCEP	120,000	54,317	18,992	8,597
BCP Asia	40,000	37,961	13,333	12,654
Tactical Opportunities	422,699	219,713	123,166	73,238
Strategic Partners	511,465	301,621	77,690	46,661
BIP	112,333	71,102	—	—
BXLS	10,500	7,762	—	—
Other (b)	262,711	34,912	—	—
Hedge Fund Solutions
Strategic Alliance	50,000	2,033	—	—
Strategic Alliance II	50,000	1,482	—	—
Strategic Alliance III	22,000	17,135	—	—
Strategic Holdings LP	154,610	87,447	—	—
Other (b)	4,700	2,707	—	—
Credit
Capital Opportunities Fund II LP	120,000	33,950	110,101	31,149
Capital Opportunities Fund III LP	130,783	73,238	30,431	17,345
GSO Euro Senior Debt Fund LP	63,000	19,357	56,992	17,511
GSO Capital Solutions	50,000	5,780	27,666	3,198
GSO Capital Solutions II	125,000	52,036	119,959	49,938
GSO Capital Solutions III	151,000	133,062	30,542	26,913
GSO Energy Select Opportunities Fund	80,000	41,259	74,657	38,504
GSO Energy Select Opportunities Fund II	66,949	63,390	22,316	21,130
GSO Credit Alpha Fund LP	52,102	7,465	50,191	7,191
GSO Credit Alpha Fund II LP	25,500	19,536	5,887	4,481
Other (b)	186,884	67,162	21,726	5,153
Other
Treasury	215,094	33,917	—	—

	$ 7,245,567	$ 3,036,258	$ 2,029,632	$ 976,455

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

As of March 31, 2019, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of the Partnership, had issued and outstanding the following senior notes (collectively the “Notes”):

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

During the three months ended March 31, 2019, we repurchased 1.5 million Blackstone common units as part of the unit repurchase program at a total cost of $52.1 million. As of March 31, 2019, the amount remaining available for repurchases under the program was $406.4 million.

Distributions

Our intention is to distribute quarterly to holders of our publicly traded common equity approximately 85% of the publicly traded entity’s share of Distributable Earnings, subject to adjustment by amounts determined by Blackstone’s board of directors to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and funds, to comply with applicable law, any of its debt instruments or other agreements, or to provide for future cash requirements such as tax-related payments, clawback obligations and distributions to unitholders for any ensuing quarter. The amount to be distributed could also be adjusted upward in any one quarter.

For Blackstone’s definition of Distributable Earnings, see “— Key Financial Measures and Indicators”.

All of the foregoing is subject to the qualification that the declaration and payment of any distributions are at the sole discretion of our board of directors and our board of directors may change our distribution policy at any time, including, without limitation, to reduce the quarterly distribution payable to holders of our publicly traded common equity or even to eliminate such distributions entirely.

Because the publicly traded entity and/or its wholly owned subsidiaries must pay taxes and make payments under the tax receivable agreements, the amounts ultimately distributed by the publicly traded entity to holders of our publicly traded common equity in respect of each fiscal year are generally expected to be less, on a per unit or share basis, than the amounts distributed by the Blackstone Holdings Partnerships to the Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships in respect of their Blackstone Holdings Partnership Units. Following the Conversion, we expect to pay more corporate income taxes than we would have as a limited partnership, which will increase this difference in the amounts distributed on a per unit or share basis.

The following graph shows fiscal quarterly and annual per common unitholder distributions for 2018 and 2019. Distributions are declared and paid in the quarter subsequent to the quarter in which they are earned.

With respect to the first quarter of fiscal year 2019, we have paid to common unitholders a distribution of $0.37 per common unit. With respect to fiscal year 2018, we paid common unitholders aggregate distributions of $2.15 per common unit.

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

The following table presents information regarding these financial instruments in our Condensed Consolidated Statements of Financial Condition:

		Securities
	Repurchase	Sold, Not Yet
	Agreements	Purchased
	(Dollars in Millions)
Balance, March 31, 2019	$218.9	$128.1
Balance, December 31, 2018	$222.2	$142.6
Three Months Ended March 31, 2019
Average Daily Balance	$221.9	$133.3
Maximum Daily Balance	$224.6	$142.9

Contractual Obligations, Commitments and Contingencies

The following table sets forth information relating to our contractual obligations as of March 31, 2019 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	April 1, 2019 to December 31, 2019	2020-2021	2022-2023	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$61,863	$186,806	$184,170	$335,745	$768,584
Purchase Obligations	34,268	24,259	50	—	58,577
Blackstone Issued Notes and Revolving Credit Facility (b)	—	400,000	400,000	2,709,620	3,509,620
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	96,762	255,473	210,723	1,511,479	2,074,437
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	331	—	—	6,852,479	6,852,810
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	210,521	563,515	563,515	1,792,619	3,130,170
Blackstone Funds Capital Commitments to Investee Funds (f)	475,740	—	—	—	475,740
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (g)	—	141,730	144,390	453,800	739,920
Unrecognized Tax Benefits, Including Interest and Penalties (h)	—	—	—	—	—
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (i)	3,036,258	—	—	—	3,036,258

Consolidated Contractual Obligations	3,915,743	1,571,783	1,502,848	13,655,742	20,646,116
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	(331)	—	—	(6,852,479)	(6,852,810)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	(210,521)	(563,515)	(563,515)	(1,792,619)	(3,130,170)
Blackstone Funds Capital Commitments to Investee Funds (f)	(475,740)	—	—	—	(475,740)

Blackstone Operating Entities Contractual Obligations	$3,229,151	$1,008,268	$939,333	$5,010,644	$10,187,396

(a)

We lease our primary office space and certain office equipment under agreements that expire through 2030. Occupancy lease agreements, in addition to contractual rent payments, generally include additional payments for certain costs incurred by the landlord, such as building expenses, and utilities. To the extent these are fixed or determinable they are included in the table above. The table above includes operating leases that are recognized as Operating Lease Liabilities, short-term leases that are not recorded as Operating Lease Liabilities and leases that have been signed but not yet commenced which are not recorded as Operating Lease Liabilities. The amounts in this table are presented net of contractual sublease commitments.

(b)

Represents the principal amount due on the senior notes we issued. As of March 31, 2019, we had no outstanding borrowings under our revolver. See “— Notable Transactions” for information about additional notes issued subsequent to quarter end.

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
(e)

Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of March 31, 2019, at spreads to market rates pursuant to the financing agreements, and range from 0.8% to 9.2%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.

(f)

These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.

(g)

Represents obligations by the Partnership’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s IPO in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Condensed Consolidated Financial Statements and shown in Note 17. “Related Party Transactions” (see “Part I. Item 1. Financial Statements”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.

(h)

Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $21.5 million and interest of $1.8 million; therefore, such amounts are not included in the above contractual obligations table.

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

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of March 31, 2019.

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

As of March 31, 2019, the total clawback obligations were $40.8 million, of which $42.1 million related to Blackstone Holdings and $(1.3) million related to current and former Blackstone personnel. The split of clawback between Blackstone Holdings and current and former personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis. If, at March 31, 2019, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $6.9 billion, on an after-tax basis where applicable, of which Blackstone Holdings is potentially liable for $6.3 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote. See Note 17. “Related Party Transactions” and Note 18. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

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

Principles of Consolidation

For a description of our accounting policy on consolidation, see Note 2. “Summary of Significant Accounting Policies — Consolidation” and Note 9. “Variable Interest Entities” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing for detailed information on Blackstone’s consolidation policy and its involvement with VIEs. The following discussion is intended to provide supplemental information about how the application of consolidation principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.

The determination that the Partnership holds a controlling financial interest in a Blackstone Fund significantly changes the presentation of our condensed consolidated financial statements. In our Condensed Consolidated Statements of Financial Position included in this filing, we present 100% of the assets and liabilities of consolidated VIEs along with a non-controlling interest which represents the portion of the consolidated vehicle’s interests held by third parties. However, assets of our consolidated VIEs can only be used to settle obligations of the consolidated VIE and are not available for general use by the Partnership. Further, the liabilities of our consolidated VIEs do not have recourse to the general credit of Blackstone. In the Condensed Consolidated Statements of Operations, we eliminate any management fees, Incentive Fees, or Performance Allocations received or accrued from consolidated VIEs as they are considered intercompany transactions. We recognize 100% of the consolidated VIE’s investment income (loss) and allocate the portion of that income (loss) attributable to third party ownership to non-controlling interests in arriving at Net Income Attributable to The Blackstone Group L.P.

The assessment of whether we consolidate a Blackstone Fund we manage requires the application of significant judgment. These judgments are applied both at the time we become involved with the VIE and on an ongoing basis and include, but are not limited to:

•

Determining whether our management fees, Incentive Fees or Performance Allocations represent variable interests – We make judgments as to whether the fees we earn are commensurate with the level of effort required for those fees and at market rates. In making this judgment, we consider, among other things, the extent of third party investment in the entity and the terms of any other interests we hold in the VIE.

•

Determining whether kick-out rights are substantive – We make judgments as to whether the third party investors in a partnership entity have the ability to remove the general partner, the investment manager or its equivalent, or to dissolve (liquidate) the partnership entity, through a simple majority vote. This includes an evaluation of whether barriers to exercise these rights exist.

•

Concluding whether the Partnership has an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE – As there is no explicit threshold in GAAP to define “potentially significant,” management must apply judgment and evaluate both quantitative and qualitative factors to conclude whether this threshold is met.

Revenue Recognition

For a description of our accounting policy on revenue recognition, see Note 2. “Summary of Significant Accounting Policies — Revenue Recognition” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements”. For additional description of the nature of our revenue arrangements, including how management fees, Incentive Fees, and Performance Allocations are generated, please refer to “Part I. Item 1. Business — Incentive Arrangements / Fee Structure” in our Annual Report on Form 10-K for the year ended December 31, 2018. The following discussion is intended to provide supplemental information about how the application of revenue recognition principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.

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

On private equity, real estate, and certain of our hedge fund solutions and credit-focused funds:

•	0.25% to 2.00% of committed capital or invested capital during the investment period,

•	0.25% to 1.50% of invested capital, committed capital and investment fair value subsequent to the investment period for private equity and real estate funds, and

•	0.75% to 1.50% of invested capital or net asset value subsequent to the investment period for certain of our hedge fund solutions and credit-focused funds.

On real estate, credit and MLP-focused funds structured like hedge funds:

•	0.50% to 1.50% of net asset value.

On credit and MLP-focused separately managed accounts:

•	0.25% to 1.50% of net asset value or total assets.

On real estate separately managed accounts:

•	0.50% to 2.00% of invested capital, net operating income or net asset value.

On funds of hedge funds, certain hedge funds and separately managed accounts invested in hedge funds:

•	0.25% to 1.50% of net asset value.

On CLO vehicles:

•	0.40% to 0.65% of the aggregate par amount of collateral assets, including principal cash.

On credit-focused registered and non-registered investment companies:

•	0.35% to 1.50% of total assets or net asset value.

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

Fair Value

The Partnership uses fair value throughout the reporting process. For a description of our accounting policies related to valuation, see Note 2. “Summary of Significant Accounting Policies — Fair Value of Financial Instruments” and “Summary of Significant Accounting Policies — Investments at Fair Value” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. The following discussion is intended to provide supplemental information about how the application of fair value principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.

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

Management Process on Fair Value

Due to the importance of fair value throughout the condensed consolidated financial statements and the significant judgment required to be applied in arriving at those fair values, we have developed a process around valuation that incorporates several levels of approval and review from both internal and external sources. Blackstone Fund investments are valued on a quarterly basis by our internal valuation teams, which are independent from our investment teams.

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

Effect on Fund Management Fees

Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the fair value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the three months ended March 31, 2019 and March 31, 2018, the percentages of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	Three Months Ended
	March 31,
	2019	2018
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	39%	34%

Market Risk

The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of March 31, 2019 and March 31, 2018, we estimate that a 10% decline in fair value of the investments would result in the following declines in Management Fees, Performance Revenues, Net of Related Compensation Expense and Investment Income:

March 31,
	2019			2018
		Performance			Performance
		Revenues,			Revenues,
		Net of Related			Net of Related
	Management	Compensation	Investment	Management	Compensation	Investment
	Fees (a)	Expense (b)	Income (b)	Fees (a)	Expense (b)	Income (b)
(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$119,049	$1,553,981	$172,363	$79,791	$1,427,077	$196,308

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Total Assets Under Management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	March 31, 2019
	Total Assets Under Management,
	Excluding Undrawn Capital	Percentage Amount
	Commitments and the Amount of	Classified as Level III
	Capital Raised for CLOs	Investments
	(Dollars in Thousands)
Real Estate	$ 97,760,353	85%
Private Equity	$ 74,101,678	69%
Credit	$ 76,507,314	34%

The fair value of our investments and securities can vary significantly based on a number of factors that take into consideration the diversity of the Blackstone Funds’ investment portfolio and on a number of factors and inputs such as similar transactions, financial metrics, and industry comparatives, among others. See “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. Also see “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investments, at Fair Value”. We believe these fair value amounts should be utilized with caution as our intent and strategy is to hold investments and securities until prevailing market conditions are beneficial for investment sales.

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

Exchange Rate Risk

The Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of March 31, 2019 and March 31, 2018, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management Fees, Performance Revenues, Net of Related Compensation Expense and Investment Income:

March 31,
	2019			2018
		Performance			Performance
		Revenues,			Revenues,
		Net of Related			Net of Related
	Management	Compensation	Investment	Management	Compensation	Investment
	Fees (a)	Expense (b)	Income (b)	Fees (a)	Expense (b)	Income (b)
(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$21,116	$391,498	$23,726	$21,035	$349,169	$26,591

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Interest Rate Risk

Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of March 31, 2019 and March 31, 2018, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	March 31,
	2019	2018
	(Dollars in Thousands)
Annualized Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates (a)	$—	$28

(a)	As of March 31, 2019 Blackstone had no such debt obligations payable outstanding.

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

March 31,
	2019		2018
		Annualized		Annualized
	Annualized	Increase in	Annualized	Increase in
	Decrease in	Interest Income	Decrease in	Interest Income
	Investment	from Floating	Investment	from Floating
	Income	Rate Assets	Income	Rate Assets
(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$3,830 (a)	$28,158	$12,911 (a)	$19,068

(a)	As of March 31, 2019 and 2018, this represents 0.1% and 0.3% of our portfolio of liquid assets, respectively.

Blackstone has U.S. dollar and non-U.S. dollar based interest rate derivatives whose future cash flows and present value may be affected by movement in their respective underlying yield curves. We estimate that as of March 31, 2019, a one percentage point increase parallel shift in global yield curves would result in the following impact on Other Revenue:

	March 31,
	2019	2018
	(Dollars in Thousands)
Annualized Increase in Other Revenue Due to a One Percentage Point Increase in Interest Rates	$15,119	$25,019

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

We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	March 31,
	2019	2018
	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$75,148	$32,724

(a)	As of March 31, 2019 and 2018, this represents 1.9% and 0.7% of our portfolio of liquid assets, respectively.

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

Part II.    Other Information

Item 1.  Legal Proceedings

We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. See “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our consolidated financial statements. However, given the inherent unpredictability of these types of proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could have a material effect on Blackstone’s financial results in any particular period.

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

The plaintiffs filed an amended complaint in January 2018. In November 2018, the Circuit Court granted one defendant’s motion to dismiss and denied all other defendants’ motions to dismiss, including those of the Blackstone Defendants. In January 2019, certain of the KRS trustee and officer defendants noticed appeals from the denial of the motions to dismiss to the Kentucky Court of Appeals, and also filed a motion to stay the Mayberry proceedings in Circuit Court pending the outcome of those appeals. In addition, several defendants, including Blackstone and BAAM L.P., filed petitions in the Kentucky Court of Appeals for a writ of prohibition against the ongoing Mayberry proceedings on the ground that the plaintiffs lack standing. In April 2019, the KRS trustee and officer defendants’ appeals were transferred to the Kentucky Supreme Court.

On April 23, 2019, the Kentucky Court of Appeals granted the Blackstone Defendants’ petition for a writ of prohibition and vacated the Circuit Court’s November 30, 2018 Opinion and Order denying the motion to dismiss for lack of standing. On April 24, 2019, the Mayberry Plaintiffs filed a notice of appeal of that order to the Kentucky Supreme Court.

Blackstone believes that this suit is totally without merit and intends to defend it vigorously.

Item 1A. Risk Factors

Following the Conversion, we expect to pay more corporate income taxes than we would have as a limited partnership.

On April 18, 2019, we announced our decision to convert The Blackstone Group L.P. from a limited partnership to a corporation. We anticipate that the Conversion will be effective on July 1, 2019. Following the Conversion, all of the net income attributable to the Corporation will be subject to U.S. federal (and state and local) corporate income taxes, which we anticipate will have a dilutive impact to Distributable Earnings per share of Class A Common Stock and net income attributable to the Corporation and reduce the amount of cash available for dividends to our Class A common stockholders, although this dilution should initially be mitigated by a tax basis step-up related to the Conversion. As a result of the tax basis step-up, we anticipate that the dilutive impact to Distributable Earnings from the Conversion will be negligible in the near-term and approximately 2% to 5% annually on average over the next five years. In the long-term, we expect tax dilution to Distributable Earnings to be in the 12% to 13% range annually. Our estimates of the dilutive impact of the Conversion to after-tax earnings are presented for illustrative purposes only and are subject to various risks and uncertainties. Actual results could differ materially from these estimates. Among other things, these estimates are based on the currently enacted maximum U.S. federal corporate income tax rate of 21%. This rate may increase in the future, which would cause us to pay more corporate income taxes than currently anticipated.

Following the Conversion, because all of the net income attributable to the Corporation will be subject to corporate income taxes, we expect the amount of the Corporation’s cash tax savings from future exchanges of Blackstone Holdings Partnership Units for shares of Class A Common Stock to increase as compared to the cash tax savings historically realized by the Partnership from such exchanges for common units. As a result, we expect the amount the Corporation will be required to pay under the tax receivable agreement (i.e., 85% of cash tax savings it realizes) will in the aggregate over time be higher for exchanges following the Conversion. This would similarly have the effect of increasing the amount of any early termination payment or the amounts due upon the occurrence of an acceleration event, which are determined in part by reference to amounts payable in respect of future exchanges.

We may fail to realize the anticipated benefits of the Conversion or those benefits may take longer to realize than expected or not offset the costs of the Conversion, which could have a material and adverse impact on the trading price of our securities.

We believe that the Conversion will, among other things, make it significantly easier for both domestic and international investors to own our stock, expand our global investor base and drive greater value for all of our shareholders over time. However, the level of investor interest in our Class A Common Stock may not meet our expectations. For example, benchmark stock indices may change their eligibility requirements in a manner that is adverse to us or otherwise determine not to include our Class A Common Stock. Moreover, even if we succeed in having our shares included in key stock indices and simplify our tax structure and reporting, this may not result in the increased demand for our stock that we anticipate. Consequently, we may fail to realize the anticipated benefits of the Conversion or those benefits may take longer to realize than we expect. Moreover, there can be no assurance that the anticipated benefits of the Conversion will offset its costs, which could be greater than we expect, particularly if there were to be an increase in the U.S. federal corporate income tax rate. Our failure to achieve the anticipated benefits of the Conversion at all or in a timely manner, or a failure of any benefits realized to offset its costs, could have a material and adverse impact on the trading price of our securities.

Because our Class A Common Stock generally will be non-voting, we will not be required to comply with certain provisions of U.S. securities laws relating to proxy statements, shareholder proposals and other matters.

Our Class A Common Stock will generally be non-voting following the Conversion as the common units are today. As a result, the stockholder approval requirements of the NYSE will generally not apply to us following the Conversion. Accordingly, following the Conversion, we will continue not to be required to file proxy statements or information statements under Section 14 of the Exchange Act except in those limited circumstances where a vote of holders of our Class A Common Stock is required under our certificate of incorporation or Delaware law. Accordingly, holders of Class A Common Stock will not begin to receive these materials as a result of the Conversion. In addition, we will continue not to be subject to the “say-on-pay” and “say-on-frequency” provisions of the Dodd-Frank Act. As a result, our Class A common stockholders will not have an opportunity to provide a non-binding vote on the compensation of our named executive officers. Moreover, holders of our Class A Common Stock will not be able to bring matters before our annual meeting of stockholders or nominate directors at such meeting, nor will they generally be able to submit stockholder proposals under Rule 14a-8 of the Exchange Act.

For a discussion of our other potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our subsequently filed Quarterly Reports on Form 10-Q, all of which are accessible on the Securities and Exchange Commission’s website at www.sec.gov.

See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment” in this report for a discussion of the conditions in the financial markets and economic conditions affecting our businesses. This discussion updates, and should be read together with, the risk factor entitled “Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.” in our Annual Report on Form 10-K for the year ended December 31, 2018.

The risks described above, in our Annual Report on Form 10-K and in our subsequently filed Quarterly Reports on Form 10-Q, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding repurchases of our common units during the quarter ended March 31, 2019:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Units that May Yet Be Purchased Under the Program (Dollars in Thousands) (a)
Jan. 1 - Jan. 31, 2019	—	$—	—	$458,499
Feb. 1 - Feb. 28, 2019	1,544,115	$33.77	1,544,115	$406,350
Mar. 1 - Mar. 31, 2019	—	$—	—	$406,350

	1,544,115		1,544,115

(a)

On April 16, 2018, the board of directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $1.0 billion of Blackstone common units and Blackstone Holdings Partnership Units. Under the unit repurchase program, units may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of units repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The unit repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. See “Part I. Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 15. Net Income Per Common Unit” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources and Uses of Liquidity” for further information regarding this unit repurchase program.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common units and Blackstone Holdings Partnership Units.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1*	Form of Post-Conversion Certificate of Incorporation of The Blackstone Group Inc.

3.2*	Form of Post-Conversion Bylaws of The Blackstone Group Inc.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

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

Date:    May 9, 2019

The Blackstone Group L.P.
By:	Blackstone Group Management L.L.C.,
its General Partner

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and
Authorized Signatory)