Form 10-Q
period 2019-06-30
Blackstone Group Inc
filed 2019-08-08
CIK 1393818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number:
001-33551

The Blackstone Group Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8875684 (I.R.S. Employer Identification No.)

345 Park Avenue
New York, New York 10154
(Address of principal executive offices)(Zip Code)
(
212
)
583-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	BX	New York Stock Exchange

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
of the Exchange Act). Yes
☐
No
☒
The number of the Registrant’s voting Class A Common Stock outstanding as of August 2, 2019 was
661,410,926
.

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations, taxes, earnings and financial performance, share repurchases and dividends. You can identify these forward-looking statements by the use of words such as “outlook,” “indicator,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and in this report, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
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

Effective July 1, 2019, The Blackstone Group L.P. converted from a Delaware limited partnership to a Delaware corporation, The Blackstone Group Inc. (the “Conversion”). This report includes the results for The Blackstone Group L.P. prior to the Conversion and for the quarter ended June 30, 2019. In this report, references to “Blackstone,” the “Corporation,” the “Partnership,” “we,” “us” or “our” refer to (a) The Blackstone Group Inc. and its consolidated subsidiaries following the Conversion and (b) The Blackstone Group L.P. and its consolidated subsidiaries prior to the Conversion. Unless the context otherwise requires, references in this report to the ownership of Mr. Stephen A. Schwarzman, our founder, and other Blackstone personnel include the ownership of personal planning vehicles and family members of these individuals. All references to shares or per share amounts prior to the Conversion refer to units or per unit amounts. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Conversion to a Corporation.”
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

“Fee-Earning Assets Under Management” refers to the assets we manage on which we derive management fees and/or performance revenues. Our Fee-Earning Assets Under Management equals the sum of:
(a)	for our Private Equity segment funds and Real Estate segment carry funds including certain BREDS and Hedge Fund Solutions funds, the amount of capital commitments, remaining invested capital, fair value, net asset value or par value of assets held, depending on the fee terms of the fund,

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
For our carry funds, total assets under management includes the fair value of the investments held and uncalled capital commitments, whereas fee-earning assets under management includes the total amount of capital commitments or the remaining amount of invested capital at cost depending on whether the investment period has expired or as specified by the fee terms of the fund. As such, fee-earning assets under management may be greater than total assets under management when the aggregate fair value of the remaining investments is less than the cost of those investments.
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
This report does not constitute an offer of any Blackstone Fund.

Part I.    Financial Information
Item 1.	Financial Statements

The Blackstone Group L.P.
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Unit Data)

	June 30,	December 31,
	2019	2018
Assets
Cash and Cash Equivalents	$1,484,444	$2,207,841
Cash Held by Blackstone Funds and Other	324,609	337,320
Investments (including assets pledged of $267,910 and $279,502 at June 30, 2019 and December 31, 2018, respectively)	22,242,040	20,377,031
Accounts Receivable	802,066	636,238
Due from Affiliates	2,211,737	1,994,123
Intangible Assets, Net	433,007	468,507
Goodwill	1,869,860	1,869,860
Other Assets	354,253	294,248
Right-of-Use Assets	507,065	—
Deferred Tax Assets	743,132	739,482

Total Assets	$30,972,213	$28,924,650

Liabilities and Partners’ Capital
Loans Payable	$10,676,138	$9,951,862
Due to Affiliates	1,081,899	1,035,776
Accrued Compensation and Benefits	3,308,595	2,942,128
Securities Sold, Not Yet Purchased	128,512	142,617
Repurchase Agreements	207,676	222,202
Operating Lease Liabilities	574,619	—
Accounts Payable, Accrued Expenses and Other Liabilities	929,688	875,979

Total Liabilities	16,907,127	15,170,564

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	101,310	141,779

Partners’ Capital
The Blackstone Group L.P. Partners’ Capital
Partners’ Capital (common units: 660,588,369 issued and outstanding as of June 30, 2019; 663,212,830 issued and outstanding as of December 31, 2018)	6,335,897	6,415,700
Accumulated Other Comprehensive Loss	(27,542)	(36,476)

Total The Blackstone Group L.P. Partners’ Capital	6,308,355	6,379,224
Non-Controlling Interests in Consolidated Entities	3,869,303	3,648,766
Non-Controlling Interests in Blackstone Holdings	3,786,118	3,584,317

Total Partners’ Capital	13,963,776	13,612,307

Total Liabilities and Partners’ Capital	$30,972,213	$28,924,650

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

	June 30,	December 31,
	2019	2018
Assets
Cash Held by Blackstone Funds and Other	$324,609	$337,030
Investments	8,623,436	8,363,669
Accounts Receivable	369,978	179,863
Due from Affiliates	16,774	6,303
Other Assets	599	3,880

Total Assets	$9,335,396	$8,890,745

Liabilities
Loans Payable	$6,536,220	$6,480,711
Due to Affiliates	173,544	129,370
Securities Sold, Not Yet Purchased	82,174	92,603
Repurchase Agreements	207,676	222,202
Accounts Payable, Accrued Expenses and Other Liabilities	410,715	252,176

Total Liabilities	$7,410,329	$7,177,062

See notes to condensed consolidated financial statements.

The Blackstone Group L.P.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Management and Advisory Fees, Net	$840,378	$721,384	$1,650,104	$1,450,233

Incentive Fees	21,915	19,378	34,047	31,944

Investment Income (Loss)
Performance Allocations
Realized	332,520	503,376	574,895	773,016
Unrealized	157,732	440,351	821,731	1,068,440
Principal Investments
Realized	145,040	129,197	218,301	171,342
Unrealized	(37,345)	103,468	131,699	215,242

Total Investment Income	597,947	1,176,392	1,746,626	2,228,040

Interest and Dividend Revenue	43,686	40,073	87,770	75,458
Other	(17,120)	675,343	(6,870)	616,026

Total Revenues	1,486,806	2,632,570	3,511,677	4,401,701

Expenses
Compensation and Benefits
Compensation	438,521	427,479	909,918	816,882
Incentive Fee Compensation	8,886	9,743	14,292	16,405
Performance Allocations Compensation
Realized	125,825	186,398	212,220	298,460
Unrealized	64,518	189,991	351,533	444,426

Total Compensation and Benefits	637,750	813,611	1,487,963	1,576,173
General, Administrative and Other	175,308	145,828	321,370	272,541
Interest Expense	43,596	39,320	85,598	77,991
Fund Expenses	5,586	17,622	8,473	72,607

Total Expenses	862,240	1,016,381	1,903,404	1,999,312

Other Income
Net Gains from Fund Investment Activities	61,131	73,519	191,456	184,118

Income Before Provision for Taxes	685,697	1,689,708	1,799,729	2,586,507
Provision for Taxes	38,736	138,731	79,891	193,226

Net Income	646,961	1,550,977	1,719,838	2,393,281
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	1,095	905	3,575	(370)
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	80,744	129,078	267,577	284,577
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	259,330	678,952	661,590	999,160

Net Income Attributable to The Blackstone Group L.P.	$305,792	$742,042	$787,096	$1,109,914

Net Income Per Common Unit
Common Units, Basic	$0.45	$1.09	$1.17	$1.64

Common Units, Diluted	$0.45	$1.09	$1.16	$1.63

Weighted-Average Common Units Outstanding
Common Units, Basic	673,655,305	681,794,492	674,079,074	678,156,936

Common Units, Diluted	673,985,944	682,010,610	1,200,592,276	1,210,727,948

See notes to condensed consolidated financial statements.

The Blackstone Group L.P.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income	$646,961	$1,550,977	$1,719,838	$2,393,281
Other Comprehensive Income (Loss), Net of Tax - Currency Translation Adjustment	8,753	(30,674)	15,936	(26,248)

Comprehensive Income	655,714	1,520,303	1,735,774	2,367,033
Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	1,095	905	3,575	(370)
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	80,744	129,077	267,577	282,187
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	263,195	678,952	668,592	999,160

Comprehensive Income Attributable to The Blackstone Group L.P.	$310,680	$711,369	$796,030	$1,086,056

See notes to condensed consolidated financial statements.

The Blackstone Group L.P.
Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)
(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
			Accumulated					Redeemable
			Other		Non-	Non-		Non-
			Compre-		Controlling	Controlling		Controlling
			hensive		Interests in	Interests in	Total	Interests in
	Common	Partners’	Income		Consolidated	Blackstone	Partners’	Consolidated
	Units	Capital	(Loss)	Total	Entities	Holdings	Capital	Entities
Balance at March 31, 2019	665,331,887	$6,501,072	$(32,430)	$6,468,642	$3,852,346	$3,688,772	$14,009,760	$136,941
Net Income	—	305,792	—	305,792	80,744	259,330	645,866	1,095
Currency Translation Adjustment	—	—	4,888	4,888	—	3,865	8,753	—
Capital Contributions	—	—	—	—	129,771	—	129,771	—
Capital Distributions	—	(248,947)	—	(248,947)	(193,522)	(204,430)	(646,899)	(36,726)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(36)	—	(36)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	2,849	—	2,849	—	—	2,849	—
Equity-Based Compensation	—	49,341	—	49,341	—	38,801	88,142	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	41,256	(1,362)	—	(1,362)	—	(3)	(1,365)	—
Repurchase of Common Units and Blackstone Holdings Partnership Units	(6,555,885)	(273,065)	—	(273,065)	—	—	(273,065)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(12,305)	—	(12,305)	—	12,305	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	1,771,111	12,522	—	12,522	—	(12,522)	—	—

Balance at June 30, 2019	660,588,369	$6,335,897	$(27,542)	$6,308,355	$3,869,303	$3,786,118	$13,963,776	$101,310

continued...
See notes to condensed consolidated financial statements.

The Blackstone Group L.P.
Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)
(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
			Accumulated					Redeemable
			Other		Non-	Non-		Non-
			Compre-		Controlling	Controlling		Controlling
			hensive		Interests in	Interests in	Total	Interests in
	Common	Partners’	Income		Consolidated	Blackstone	Partners’	Consolidated
	Units	Capital	(Loss)	Total	Entities	Holdings	Capital	Entities
Balance at March 31, 2018	666,812,752	$6,541,409	$(27,203)	$6,514,206	$3,333,954	$3,467,639	$13,315,799	$209,010
Net Income	—	742,042	—	742,042	129,078	678,952	1,550,072	905
Currency Translation Adjustment	—	—	(30,673)	(30,673)	(1)	—	(30,674)	—
Capital Contributions	—	—	—	—	200,623	—	200,623	—
Capital Distributions	—	(236,200)	—	(236,200)	(170,252)	(190,405)	(596,857)	(51,116)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(781)	—	(781)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	7,402	—	7,402	—	—	7,402	—
Equity-Based Compensation	—	59,080	—	59,080	—	46,798	105,878	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	(45,059)	(2,626)	—	(2,626)	—	(354)	(2,980)	—
Repurchase of Common Units and Blackstone Holdings Partnership Units	(2,200,000)	(71,685)	—	(71,685)	—	—	(71,685)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	6,959	—	6,959	—	(6,959)	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	8,976,389	58,844	—	58,844	—	(58,844)	—	—

Balance at June 30, 2018	673,544,082	$7,105,225	$(57,876)	$7,047,349	$3,492,621	$3,936,827	$14,476,797	$158,799

continued...

See notes to condensed consolidated financial statements.

The Blackstone Group L.P.
Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)
(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
			Accumulated					Redeemable
			Other		Non-	Non-		Non-
			Compre-		Controlling	Controlling		Controlling
			hensive		Interests in	Interests in	Total	Interests in
	Common	Partners’	Income		Consolidated	Blackstone	Partners’	Consolidated
	Units	Capital	(Loss)	Total	Entities	Holdings	Capital	Entities
Balance at December 31, 2018	663,212,830	$6,415,700	$(36,476)	$6,379,224	$3,648,766	$3,584,317	$13,612,307	$141,779
Net Income	—	787,096	—	787,096	267,577	661,590	1,716,263	3,575
Currency Translation Adjustment	—	—	8,934	8,934	—	7,002	15,936	—
Capital Contributions	—	—	—	—	289,276	—	289,276	—
Capital Distributions	—	(639,210)	—	(639,210)	(335,020)	(544,476)	(1,518,706)	(44,044)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(1,296)	—	(1,296)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	5,016	—	5,016	—	—	5,016	—
Equity-Based Compensation	—	101,200	—	101,200	—	79,613	180,813	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	1,853,730	(10,613)	—	(10,613)	—	(6)	(10,619)	—
Repurchase of Common Units and Blackstone Holdings Partnership Units	(8,100,000)	(325,214)	—	(325,214)	—	—	(325,214)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(23,270)	—	(23,270)	—	23,270	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	3,621,809	25,192	—	25,192	—	(25,192)	—	—

Balance at June 30, 2019	660,588,369	$6,335,897	$(27,542)	$6,308,355	$3,869,303	$3,786,118	$13,963,776	$101,310

continued...
See notes to condensed consolidated financial statements.

The Blackstone Group L.P.
Condensed Consolidated Statements of Changes in Partners’ Capital (Unaudited)
(Dollars in Thousands, Except Unit Data)

		The Blackstone Group L.P.
			Accumulated					Redeemable
			Other		Non-	Non-		Non-
			Compre-		Controlling	Controlling		Controlling
			hensive		Interests in	Interests in	Total	Interests in
	Common	Partners’	Income		Consolidated	Blackstone	Partners’	Consolidated
	Units	Capital	(Loss)	Total	Entities	Holdings	Capital	Entities
Balance at December 31, 2017	659,526,093	$6,668,511	$(34,018)	$6,634,493	$3,253,148	$3,624,506	$13,512,147	$210,944
Transfer Out Due to Deconsolidation of Fund Entities	—	—	—	—	(197,091)	—	(197,091)	—
Net Income (Loss)	—	1,109,914	—	1,109,914	284,577	999,160	2,393,651	(370)
Currency Translation Adjustment	—	—	(23,858)	(23,858)	(2,390)	—	(26,248)	—
Capital Contributions	—	—	—	—	424,132	—	424,132	1,100
Capital Distributions	—	(806,770)	—	(806,770)	(291,963)	(682,564)	(1,781,297)	(52,875)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	22,208	—	22,208	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	10,922	—	10,922	—	—	10,922	—
Equity-Based Compensation	—	100,519	—	100,519	—	79,900	180,419	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	3,032,372	(14,496)	—	(14,496)	—	(835)	(15,331)	—
Repurchase of Blackstone Common Units and Blackstone Holdings Partnership Units	(2,200,000)	(71,685)	—	(71,685)	—	—	(71,685)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	835	—	835	—	(835)	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	12,434,878	82,505	—	82,505	—	(82,505)	—	—
Issuance of Blackstone Common Units	750,739	24,970	—	24,970	—	—	24,970	—

Balance at June 30, 2018	673,544,082	$7,105,225	$(57,876)	$7,047,349	$3,492,621	$3,936,827	$14,476,797	$158,799

See notes to condensed consolidated financial statements.

The Blackstone Group L.P.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net Income	$1,719,838	$2,393,281
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities
Blackstone Funds Related
Net Realized Gains on Investments	(817,759)	(995,992)
Changes in Unrealized Gains on Investments	(243,959)	(290,232)
Non-Cash Performance Allocations	(821,731)	(1,068,440)
Non-Cash Performance Allocations and Incentive Fee Compensation	574,630	757,064
Equity-Based Compensation Expense	223,979	208,994
Amortization of Intangibles	35,500	28,984
Other Non-Cash Amounts Included in Net Income	2,332	172,435
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Acquired with Consolidation of Fund Entity	—	31,422
Cash Relinquished with Deconsolidation of Fund Entities	—	(899,959)
Accounts Receivable	(23,512)	(8,030)
Due from Affiliates	(198,164)	(330,468)
Other Assets	(37,961)	(29,640)
Accrued Compensation and Benefits	(251,331)	(417,051)
Securities Sold, Not Yet Purchased	(18,851)	5,005
Accounts Payable, Accrued Expenses and Other Liabilities	(271,284)	(476,348)
Repurchase Agreements	(14,526)	63,649
Due to Affiliates	19,638	31,306
Investments Purchased	(4,208,546)	(9,706,998)
Cash Proceeds from Sale of Investments	4,626,572	7,870,341

Net Cash Provided by (Used in) Operating Activities	294,865	(2,660,677)

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(33,524)	(8,898)

Net Cash Used in Investing Activities	(33,524)	(8,898)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(347,836)	(338,849)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	288,119	421,801
Payments Under Tax Receivable Agreement	(84,640)	—
Net Settlement of Vested Common Units and Repurchase of Common and Blackstone Holdings Partnership Units	(335,833)	(87,016)
Proceeds from Loans Payable	668,640	3,218,399

continued...
See notes to condensed consolidated financial statements.

The Blackstone Group L.P.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2019	2018
Financing Activities (Continued)
Repayment and Repurchase of Loans Payable	$(1,886)	$(1,004,660)
Distributions to Unitholders	(1,183,686)	(1,489,334)

Net Cash Provided by (Used in) Financing Activities	(997,122)	720,341

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other	(327)	11,671

Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other
Net Decrease	(736,108)	(1,937,563)
Beginning of Period	2,545,161	3,936,489

End of Period	$1,809,053	$1,998,926

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$86,095	$84,040

Payments for Income Taxes	$45,966	$109,944

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$233	$—

Non-Cash Distributions to Non-Controlling Interest Holders	$(31,228)	$(5,924)
Notes Issuance Costs	$5,409	$—

Transfer of Interests to Non-Controlling Interest Holders	$(1,296)	$22,208

Change in The Blackstone Group L.P.’s Ownership Interest	$(23,270)	$835

Net Settlement of Vested Common Units	$59,302	$100,861

Conversion of Blackstone Holdings Units to Common Units	$25,192	$82,505

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(31,248)	$(74,130)

Due to Affiliates	$26,232	$63,208

Partners’ Capital	$5,016	$10,922

Issuance of New Units	$—	$24,970

The following table provides a reconciliation of Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other reported within the Condensed Consolidated Statements of Financial Condition:

	June 30,	December 31,
	2019	2018
Cash and Cash Equivalents	$1,484,444	$2,207,841
Cash Held by Blackstone Funds and Other	324,609	337,320

	$1,809,053	$2,545,161

See notes to condensed consolidated financial statements.

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1.    Organization
Effective July 1, 2019, The Blackstone Group L.P. converted from a Delaware limited partnership to a Delaware corporation, The Blackstone Group Inc. (the “Conversion”). This report includes results of The Blackstone Group L.P. prior to the Conversion and for the quarter ended June 30, 2019. In this report, references to “Blackstone,” the “Corporation” or the “Partnership” refer to (a) The Blackstone Group Inc. and its consolidated subsidiaries following the Conversion and (b) The Blackstone Group L.P. and its consolidated subsidiaries prior to the Conversion. All references to shares or per share amounts prior to the Conversion refer to units or per unit amounts.
Blackstone, together with its subsidiaries, is a leading global manager of private capital. The alternative asset management business includes the management of private equity funds, real estate funds, real estate investment trusts (“REITs”), funds of hedge funds, hedge funds, credit-focused funds, collateralized loan obligation (“CLO”) vehicles, separately managed accounts and registered investment companies (collectively referred to as the “Blackstone Funds”). Blackstone’s business is organized into four segments: Real Estate, Private Equity, Hedge Fund Solutions and Credit.
Blackstone was formed on March 12, 2007, and, until the Conversion, was managed and operated by Blackstone Group Management L.L.C., which is in turn wholly owned by Blackstone’s senior managing directors and controlled by one of Blackstone’s founders, Stephen A. Schwarzman (the “Founder”). The activities of Blackstone are conducted through its holding partnerships: Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. (collectively, “Blackstone Holdings”, “Blackstone Holdings Partnerships” or the “Holding Partnerships”). Blackstone, through its wholly owned subsidiaries, is the sole general partner in each of these Holding Partnerships.
Generally, holders of the limited partner interests in the Holding Partnerships may, four times each year, exchange their limited partnership interests (“Partnership Units”) for Blackstone common units, on a one-to-one
basis, exchanging one Partnership Unit from each of the Holding Partnerships for one Blackstone common unit.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Blackstone have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form
 10-Q.
The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in Blackstone
’s Annual Report on Form
 10-K
for the year ended December
31
,
2018
filed with the Securities and Exchange Commission.
The condensed consolidated financial statements include the accounts of
Blackstone
, its wholly owned or majority-owned subsidiaries, the consolidated entities which are considered to be variable interest entities and for which
Blackstone
 is considered the primary beneficiary, and certain partnerships or similar entities which are not considered variable interest entities but in which the general partner is determined
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
- Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Consolidation
Blackstone consolidates all entities that it controls through a majority voting interest or otherwise, including those Blackstone Funds in which the general partner has a controlling financial interest. Blackstone has a controlling financial interest in Blackstone Holdings because the limited partners do not have the right to dissolve the partnerships or have substantive kick-out
rights or participating rights that would overcome the control held by Blackstone. Accordingly, Blackstone consolidates Blackstone Holdings and records non-controlling
interests to reflect the economic interests of the limited partners of Blackstone Holdings.
In addition,
Blackstone
consolidates all variable interest entities (“VIE”) in which it is the primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation guidance requires an analysis to determine (a) whether an entity in which
Blackstone
holds a variable interest is a VIE and (b) whether
Blackstone
’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests, would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment.
Blackstone
determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and continuously reconsiders that conclusion. In determining whether
Blackstone
is the primary beneficiary, Blackstone evaluates its control rights as well as economic interests in the entity held either directly or indirectly by
Blackstone
. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that
Blackstone
is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by
Blackstone
, affiliates of
Blackstone
or third parties) or amendments to the governing documents of the respective Blackstone Funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date,
Blackstone
assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.
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
Investment Income represents the unrealized and realized gains and losses on
Blackstone
’s Performance Allocations and Principal Investments. Interest and Dividend Revenue comprises primarily interest and dividend income earned on principal investments held by
Blackstone
. Other Revenue consists of miscellaneous income and foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars.

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
Blackstone earns base management fees from limited partners of funds in each of its managed funds, at a fixed percentage of assets under management, net asset value, total assets, committed capital or invested capital. These customer contracts require Blackstone to provide investment management services, which represents a performance obligation that Blackstone satisfies over time. Management fees are a form of variable consideration because the fees Blackstone is entitled to vary based on fluctuations in the basis for the management fee. The amount recorded as revenue is generally determined at the end of the period because these management fees are payable on a regular basis (typically quarterly) and are not subject to clawback once paid.
Transaction, advisory and other fees (including monitoring fees) are principally fees charged to the limited partners of funds indirectly through the managed funds and portfolio companies. The investment advisory agreements generally require that the investment adviser reduce the amount of management fees payable by the limited partners to Blackstone (“management fee reductions”) by an amount equal to a portion of the transaction and other fees paid to Blackstone by the portfolio companies. The amount of the reduction varies by fund, the type of fee paid by the portfolio company and the previously incurred expenses of the fund. These fees and associated management fee reductions are a component of the transaction price for Blackstone’s performance obligation to provide investment management services to the limited partners of funds and are recognized as changes to the transaction price in the period in which they are charged and the services are performed.
Management fee offsets are reductions to management fees payable by the limited partners of the Blackstone Funds, which are based on the amount such limited partners reimburse the Blackstone Funds or Blackstone primarily for placement fees. Providing investment management services requires Blackstone to arrange for services on behalf of its customers. In those situations where Blackstone is acting as an agent on behalf of the limited partners of funds, it presents the cost of services as net against management fee revenue. In all other situations, Blackstone is primarily responsible for fulfilling the services and is therefore acting as a principal for those arrangements. As a result, the cost of those services is presented gross as Compensation or General, Administrative and Other expense, as appropriate, with any reimbursement from the limited partners of the funds recorded as Management and Advisory Fees, Net.
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
Investment Income (Loss)
— Investment Income (Loss) represents the unrealized and realized gains and losses on Blackstone’s Performance Allocations and Principal Investments.
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
Performance Allocations are made to the general partner based on cumulative fund performance to date, subject to a preferred return to limited partners. At the end of each reporting period, Blackstone calculates the balance of accrued Performance Allocations (“Accrued Performance Allocations”) that would be due to Blackstone for each fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as Accrued Performance Allocations to reflect either (a) positive performance resulting in an increase in the Accrued Performance Allocation to the general partner or (b) negative performance that would cause the amount due to Blackstone to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the Accrued Performance Allocation to the general partner. In each scenario, it is necessary to calculate the Accrued Performance Allocation on cumulative results compared to the Accrued Performance Allocation recorded to date and make the required positive or negative adjustments. Blackstone ceases to record negative Performance Allocations once previously Accrued Performance Allocations for such fund have been fully reversed. Blackstone is not obligated to pay guaranteed returns or hurdles, and therefore, cannot have negative Performance Allocations over the life of a fund. Accrued Performance Allocations as of the reporting date are reflected in Investments in the Condensed Consolidated Statements of Financial Condition.
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
Principal Investments include the unrealized and realized gains and losses on Blackstone’s principal investments, including its investments in Blackstone Funds that are not consolidated and receive pro-rata allocations, its equity method investments, and other principal investments. Income (Loss) on Principal Investments is realized when Blackstone redeems all or a portion of its investment or when Blackstone receives cash income, such as dividends or distributions. Unrealized Income (Loss) on Principal Investments results from changes in the fair value of the underlying investment as well as the reversal of unrealized gain (loss) at the time an investment is realized.
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
Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:
●	Level I – Quoted prices are available in active markets for identical financial instruments as of the reporting date. The types of financial instruments in Level I include listed equities, listed derivatives and mutual funds with quoted prices. Blackstone does not adjust the quoted price for these investments, even in situations where Blackstone holds a large position and a sale could reasonably impact the quoted price.

●	Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Financial instruments which are generally included in this category include corporate bonds and loans, including corporate bonds and loans held within CLO vehicles, government and agency securities, less liquid and restricted equity securities, and certain over-the-counter derivatives where the fair value is based on observable inputs. Senior and subordinated notes issued by CLO vehicles are classified within Level II of the fair value hierarchy.

●	Level III – Pricing inputs are unobservable for the financial instruments and includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include general and limited partnership interests in private equity and real estate funds, credit-focused funds, distressed debt and non-investment grade residual interests in securitizations, certain corporate bonds and loans held within CLO vehicles, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement. Blackstone’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.
Level II Valuation Techniques
Financial instruments classified within Level II of the fair value hierarchy comprise debt instruments, including certain corporate loans and bonds held by Blackstone’s consolidated CLO vehicles and debt securities sold, not yet purchased. Certain equity securities and derivative instruments valued using observable inputs are also classified as Level II.
The valuation techniques used to value financial instruments classified within Level II of the fair value hierarchy are as follows:
●	Debt Instruments and Equity Securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments. The valuation of certain equity securities is based on an observable price for an identical security adjusted for the effect of a restriction.

●	Freestanding Derivatives are valued using contractual cash flows and observable inputs comprising yield curves, foreign currency rates and credit spreads.

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
- Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

●	Senior and subordinate notes issued by CLO vehicles are classified based on the more observable fair value of CLO assets less (a) the fair value of any beneficial interests held by Blackstone, and (b) the carrying value of any beneficial interests that represent compensation for services.

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
, and in accordance with the GAAP guidance on investment companies and reflect their investments, including majority-owned and controlled investments (the “Portfolio Companies”), at fair value. Such consolidated funds’ investments are reflected in Investments on the Condensed Consolidated Statements of Financial Condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, at current market conditions (i.e., the exit price).
Blackstone’s principal investments are presented at fair value with unrealized appreciation or depreciation and realized gains and losses recognized in the Condensed Consolidated Statements of Operations within Investment Income (Loss).
For certain instruments, Blackstone has elected the fair value option. Such election is irrevocable and is applied on an investment by investment basis at initial recognition. Blackstone has applied the fair value option for certain loans and receivables and certain investments in private debt securities that otherwise would not have been carried at fair value with gains and losses recorded in net income. The methodology for measuring the fair value of such investments is consistent with the methodology applied to private equity, real estate, credit-focused and funds of hedge funds investments. Changes in the fair value of such instruments are recognized in Investment Income (Loss) in the Condensed Consolidated Statements of Operations. Interest income on interest bearing loans and receivables and debt securities on which the fair value option has been elected is based on stated coupon rates adjusted for the accretion of purchase discounts and the amortization of purchase premiums. This interest income is recorded within Interest and Dividend Revenue.
Blackstone has elected the fair value option for the assets of consolidated CLO vehicles. As permitted under GAAP, Blackstone measures the liabilities of consolidated CLO vehicles as (a) the sum of the fair value of the consolidated CLO assets and the carrying value of any non-financial assets held temporarily, less (b) the sum of the fair value of any beneficial interests retained by Blackstone (other than those that represent compensation for services) and Blackstone’s carrying value of any beneficial interests that represent compensation for services. As a result of this measurement alternative, there is no attribution of amounts to Non-Controlling Interests for consolidated CLO vehicles. Assets of the consolidated CLOs are presented within Investments within the Condensed Consolidated Statements of Financial Condition and Liabilities within Loans Payable for the amounts due to unaffiliated third parties and Due to Affiliates for the amounts held by non-consolidated affiliates. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income are presented within Net Gains from Fund Investment Activities. Expenses of consolidated CLO vehicles are presented in Fund Expenses.
Blackstone has elected the fair value option for certain proprietary investments that would otherwise have been accounted for using the equity method of accounting. The fair value of such investments is based on quoted prices in an active market or using the discounted cash flow method. Changes in fair value are recognized in Investment Income (Loss) in the Condensed Consolidated Statements of Operations.
Further disclosure on instruments for which the fair value option has been elected is presented in Note 7. “Fair Value Option”.
The investments of consolidated Blackstone Funds in funds of hedge funds (“Investee Funds”) are valued at net asset value (“NAV”) per share of the Investee Fund. In limited circumstances, Blackstone may determine, based on its own due diligence and investment procedures, that NAV per share does not represent fair value. In such circumstances, Blackstone will estimate the fair value in good faith and in a manner that it reasonably chooses, in accordance with the requirements of GAAP.

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
- Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Certain investments of Blackstone and of the consolidated Blackstone funds of hedge funds and credit-focused funds measure their investments in underlying funds at fair value using NAV per share without adjustment. The terms of the investee’s investment generally provide for minimum holding periods or lock-ups, the institution of gates on redemptions or the suspension of redemptions or an ability to side-pocket investments, at the discretion of the investee’s fund manager, and as a result, investments may not be redeemable at, or within three months of, the reporting date. A side-pocket is used by hedge funds and funds of hedge funds to separate investments that may lack a readily ascertainable value, are illiquid or are subject to liquidity restriction. Redemptions are generally not permitted until the investments within a side-pocket are liquidated or it is deemed that the conditions existing at the time that required the investment to be included in the side-pocket no longer exist. As the timing of either of these events is uncertain, the timing at which Blackstone may redeem an investment held in a side-pocket cannot be estimated. Further disclosure on instruments for which fair value is measured using NAV per share is presented in Note 5. “Net Asset Value as Fair Value”.
Security and loan transactions are recorded on a trade date basis.
Equity Method Investments
Investments in which Blackstone is deemed to exert significant influence, but not control, are accounted for using the equity method of accounting except in cases where the fair value option has been elected. Blackstone has significant influence over all Blackstone Funds in which it invests but does not consolidate. Therefore, its investments in such Blackstone Funds, which include both a proportionate and disproportionate allocation of the profits and losses (as is the case with carry funds that include a Performance Allocation), are accounted for under the equity method. Under the equity method of accounting, Blackstone’s share of earnings (losses) from equity method investments is included in Investment Income (Loss) in the Condensed Consolidated Statements of Operations.
In cases where Blackstone’s equity method investments provide for a disproportionate allocation of the profits and losses (as is the case with carry funds that include a Performance Allocation), Blackstone’s share of earnings (losses) from equity method investments is determined using a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, at the end of each reporting period, Blackstone calculates the Accrued Performance Allocations that would be due to Blackstone for each fund pursuant to the fund agreements as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as Accrued Performance Allocations to reflect either (a) positive performance resulting in an increase in the Accrued Performance Allocation to the general partner, or (b) negative performance that would cause the amount due to Blackstone to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the Accrued Performance Allocation to the general partner. In each scenario, it is necessary to calculate the Accrued Performance Allocation on cumulative results compared to the Accrued Performance Allocation recorded to date and make the required positive or negative adjustments. Blackstone ceases to record negative Performance Allocations once previously Accrued Performance Allocations for such fund have been fully reversed. Blackstone is not obligated to pay guaranteed returns or hurdles, and therefore, cannot have negative Performance Allocations over the life of a fund. The carrying amounts of equity method investments are reflected in Investments in the Condensed Consolidated Statements of Financial Condition.
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
Blackstone manages credit exposure arising from reverse repurchase agreements and repurchase agreements by, in appropriate circumstances, entering into master netting agreements and collateral arrangements with counterparties that provide Blackstone, in the event of a counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.
Blackstone takes possession of securities purchased under reverse repurchase agreements and is permitted to repledge, deliver or otherwise use such securities. Blackstone also pledges its financial instruments to counterparties to collateralize repurchase agreements. Financial instruments pledged that can be repledged, delivered or otherwise used by the counterparty are recorded in Investments in the Condensed Consolidated Statements of Financial Condition. Additional disclosures relating to repurchase agreements are discussed in Note 10. “Repurchase Agreements”.
Blackstone does not offset assets and liabilities relating to reverse repurchase agreements and repurchase agreements in its Condensed Consolidated Statements of Financial Condition. Additional disclosures relating to offsetting are discussed in Note 11. “Offsetting of Assets and Liabilities”.
Securities Sold, Not Yet Purchased
Securities Sold, Not Yet Purchased consist of equity and debt securities that Blackstone has borrowed and sold. Blackstone is required to “cover” its short sale in the future by purchasing the security at prevailing market prices and delivering it to the counterparty from which it borrowed the security. Blackstone is exposed to loss in the event that the price at which a security may have to be purchased to cover a short sale exceeds the price at which the borrowed security was sold short.
Securities Sold, Not Yet Purchased are recorded at fair value in the Condensed Consolidated Statements of Financial Condition.

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
- Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Derivative Instruments
Blackstone recognizes all derivatives as assets or liabilities on its Condensed Consolidated Statements of Financial Condition at fair value. On the date Blackstone enters into a derivative contract, it designates and documents each derivative contract as one of the following: (a) a hedge of a recognized asset or liability (“fair value hedge”), (b) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), (c) a hedge of a net investment in a foreign operation, or (d) a derivative instrument not designated as a hedging instrument (“freestanding derivative”). For a fair value hedge, Blackstone records changes in the fair value of the derivative and, to the extent that it is highly effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in current period earnings in General, Administrative and Other in the Condensed Consolidated Statements of Operations. Changes in the fair value of derivatives designated as hedging instruments caused by factors other than changes in the risk being hedged, which are excluded from the assessment of hedge effectiveness, are recognized in current period earnings. Gains or losses on a derivative instrument that is designated as, and is effective as, an economic hedge of a net investment in a foreign operation are reported in the cumulative translation adjustment section of other comprehensive income to the extent it is effective as a hedge. The ineffective portion of a net investment hedge is recognized in current period earnings.
Blackstone formally documents at inception its hedge relationships, including identification of the hedging instruments and the hedged items, its risk management objectives, strategy for undertaking the hedge transaction and Blackstone’s evaluation of effectiveness of its hedged transaction. At least monthly, Blackstone also formally assesses whether the derivative it designated in each hedging relationship is expected to be, and has been, highly effective in offsetting changes in estimated fair values or cash flows of the hedged items using either the regression analysis or the dollar offset method. For net investment hedges, Blackstone uses a method based on changes in spot rates to measure effectiveness. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued. Blackstone may also at any time remove a designation of a fair value hedge. The fair values of hedging derivative instruments are reflected within Other Assets in the Condensed Consolidated Statements of Financial Condition.
For freestanding derivative contracts, Blackstone presents changes in fair value in current period earnings. Changes in the fair value of derivative instruments held by consolidated Blackstone Funds are reflected in Net Gains from Fund Investment Activities or, where derivative instruments are held by Blackstone, within Investment Income (Loss) in the Condensed Consolidated Statements of Operations. The fair value of freestanding derivative assets of the consolidated Blackstone Funds are recorded within Investments, the fair value of freestanding derivative assets that are not part of the consolidated Blackstone Funds are recorded within Other Assets and the fair value of freestanding derivative liabilities are recorded within Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition.
Blackstone has elected to not offset derivative assets and liabilities or financial assets in its Condensed Consolidated Statements of Financial Condition, including cash, that may be received or paid as part of collateral arrangements, even when an enforceable master netting agreement is in place that provides Blackstone, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.
Blackstone’s other disclosures regarding derivative financial instruments are discussed in Note 6. “Derivative Financial Instruments”.
Blackstone’s disclosures regarding offsetting are discussed in Note 11. “Offsetting of Assets and Liabilities”.
Leases
Blackstone determines if an arrangement is a lease at inception of the arrangement. Blackstone primarily enters into operating leases, as the lessee, for office space. Operating leases are included in
Right-of-Use
(“ROU”) Assets and Operating Lease Liabilities on our Condensed Consolidated Statement of Financial Condition. ROU

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
Recent Accounting Developments
In February 2016, the Financial Accounting Standards Board issued amended guidance on the accounting for leases. The new guidance was effective for Blackstone beginning January 1, 2019 and was adopted on a modified retrospective basis. Blackstone elected to apply the guidance to each lease that had commenced as of the adoption date. As a result, periods prior to January 1, 2019 are presented in accordance with previous GAAP. Blackstone also elected a package of practical expedients which resulted in no requirement to reassess (a) whether any expired or existing contracts are or contain leases, (b) the lease classification for any expired or existing leases and (c) the recognition requirements for initial direct costs for any existing leases. Blackstone also elected a practical expedient to account for lease and nonlease components as a single lease component. Short-term leases, which have a stated lease term of twelve months or less, have been excluded from the Operating Lease Liability and ROU Assets as a result of a policy election made by Blackstone.
The guidance requires the recognition of lease assets and lease liabilities for those leases previously classified as operating leases and it retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are similar, but not identical, to the classification criteria for distinguishing between capital leases and operating leases under previous GAAP. For operating leases, a lessee is required to do the following: (a) recognize a right-of-use
asset and a lease liability, initially measured at the present value of the lease payments, in the Condensed Consolidated Statement of Financial Condition, (b) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and (c) classify all cash payments within operating activities in the Condensed Consolidated Statements of Cash Flows. Upon adoption of the new guidance, Blackstone recognized Operating Lease Liabilities of $601.7 million and corresponding ROU Assets of $540.7 million on the Condensed Consolidated Statement of Financial Condition. These amounts were calculated as the present value of remaining lease payments on existing leases as of January 1, 2019, discounted using an incremental borrowing rate for each lease as of the adoption date. The guidance did not have a material impact on the Condensed Consolidated Statements of Operations or the Condensed Consolidated Statements of Cash Flows.

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
- Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

3. Intangible Assets
Intangible Assets, Net consists of the following:

	June 30,	December 31,
	2019	2018
Finite-Lived Intangible Assets / Contractual Rights	$1,712,576	$1,712,576
Accumulated Amortization	(1,279,569)	(1,244,069)

Intangible Assets, Net	$433,007	$468,507

Amortization expense associated with Blackstone’s intangible assets was $17.7 million and $35.5 million for the three and six month periods ended June 30, 2019, respectively, and $14.5 million and $29.0 million for the three and six month periods ended June 30, 2018, respectively.
Amortization of Intangible Assets held at June 30, 2019 is expected to be $71.0 million, $71.0 million, $71.0 million, $63.3 million, and $34.3 million for each of the years ending December 31, 2019, 2020, 2021, 2022 and 2023, respectively. Blackstone’s intangible assets as of June 30, 2019 are expected to amortize over a weighted-average period of 8.2 years.
4. Investments

Investments consist of the following:

	June 30,	December 31,
	2019	2018
Investments of Consolidated Blackstone Funds	$8,633,794	$8,376,338
Equity Method Investments
Partnership Investments	3,802,565	3,649,423
Accrued Performance Allocations	6,743,542	5,883,924
Corporate Treasury Investments	2,797,908	2,206,493
Other Investments	264,231	260,853

	$22,242,040	$20,377,031

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $
383.9
 million and $
366.5
 million at June
30
,
2019
and December
31
,
2018
, respectively.

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
- Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investments of Consolidated Blackstone Funds
The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income – Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Realized Gains	$5,198	$52,236	$2,286	$34,378
Net Change in Unrealized Gains (Losses)	6,257	(22,278)	112,260	74,963

Realized and Net Change in Unrealized Gains from Consolidated Blackstone Funds	11,455	29,958	114,546	109,341
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	49,676	43,561	76,910	74,777

Other Income - Net Gains from Fund Investment Activities	$61,131	$73,519	$191,456	$184,118

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
Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the six months ended June 30, 2019 and 2018, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.
Partnership Investments
Blackstone recognized net gains related to its Partnership Investments accounted for under the equity method of $72.3 million and $165.6 million for the three months ended June 30, 2019 and 2018, respectively.
Blackstone
recognized net gains related to its equity method investments of $
227.7
 million and $
328.1
 million for the six months ended June
30
,
2019
and
2018
, respectively.

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
- Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Accrued Performance Allocations
Accrued Performance Allocations to Blackstone were as follows:

	Real	Private	Hedge Fund
	Estate	Equity	Solutions	Credit	Total
Accrued Performance Allocations, December 31, 2018	$2,853,261	$2,642,119	$22,921	$365,623	$5,883,924
Performance Allocations as a Result of Changes in Fund Fair Values	832,342	435,425	70,690	105,164	1,443,621
Foreign Exchange Loss	(3,300)	—	—	—	(3,300)
Fund Distributions	(268,978)	(291,911)	(1,605)	(18,209)	(580,703)

Accrued Performance Allocations, June 30, 2019	$3,413,325	$2,785,633	$92,006	$452,578	$6,743,542

Corporate Treasury Investments
The portion of corporate treasury investments included in Investments represents
 Blackstone
’s investments into primarily fixed income securities, mutual fund interests, and other fund interests. These strategies are managed by a combination of Blackstone personnel and third party advisors. The following table presents the Realized and Net Change in Unrealized Gains (Losses) on these investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Realized Gains	$22,983	$4,774	$23,300	$7,113
Net Change in Unrealized Gains (Losses)	558	(6,702)	49,217	(14,896)

	$23,541	$(1,928)	$72,517	$(7,783)

Other Investments
Other Investments consist primarily of proprietary investment securities held by Blackstone. Other Investments include equity investments without readily determinable fair values which have a carrying value of $48.9 million as of June 30, 2019. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in Other Investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Realized Gains	$21,491	$16,207	$45,727	$16,319
Net Change in Unrealized Gains (Losses)	(3,933)	49,643	6,789	45,411

	$17,558	$65,850	$52,516	$61,730

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
- Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

5. Net Asset Value as Fair Value
A summary of fair value by strategy type alongside the remaining unfunded commitments and ability to redeem such investments as of June 30, 2019 is presented below:

			Redemption
		Unfunded	Frequency	Redemption
Strategy	Fair Value	Commitments	(if currently eligible)	Notice Period
Diversified Instruments	$217,399	$126	(a)	(a)
Credit Driven	84,306	268	(b)	(b)
Equity	36,859	—	(c)	(c)
Commodities	1,720	—	(d)	(d)

	$340,284	$394

(a)	Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 3% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 97% of investments in this category are redeemable as of the reporting date.

(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 29% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 71% of investments in this category are redeemable as of the reporting date.

(c)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 100% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. As of the reporting date, the investee fund manager had elected to side-pocket 12% of Blackstone’s investments in the category.

(d)	The Commodities category includes investments in commodities-focused funds that primarily invest in futures and physical-based commodity driven strategies. Investments representing 100% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date.

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

	June 30, 2019				December 31, 2018
	Assets		Liabilities		Assets		Liabilities
		Fair		Fair		Fair		Fair
	Notional	Value	Notional	Value	Notional	Value	Notional	Value
Freestanding Derivatives
Blackstone
Interest Rate Contracts	$1,000,426	$38,299	$488,463	$47,845	$798,137	$43,632	$844,620	$39,164
Foreign Currency Contracts	167,699	615	106,500	444	224,841	1,286	245,371	1,636
Credit Default Swaps	2,204	81	29,205	1,200	—	—	34,060	4,004
Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	29,931	863	78,769	814	108,271	524	16,952	164
Interest Rate Contracts	—	—	28,000	1,382	—	—	10,000	311
Credit Default Swaps	12,612	535	59,888	2,435	20,952	55	46,685	5,710
Total Return Swaps	10,851	15	22,567	382	—	—	31,440	1,855
Equity Options	1	173	1	19	—	—	—	—

	$1,223,724	$40,581	$813,393	$54,521	$1,152,201	$45,497	$1,229,128	$52,844

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
- Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Investment Hedges - Foreign Currency Contracts
Hedge Ineffectiveness	$—	$—	$—	$(8)

Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$(416)	$449	$(2,664)	$2,070
Foreign Currency Contracts	(1,526)	12,321	146	8,238
Credit Default Swaps	881	(107)	1,991	(508)
Total Return Swaps	(275)	173	(395)	174
Equity Options	(124)	—	(132)	—

	$(1,460)	$12,836	$(1,054)	$9,974

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	$(2,892)	$37,261	$(11,155)	$(39)
Foreign Currency Contracts	1,773	1,456	209	(2,272)
Credit Default Swaps	(294)	615	3,647	488
Total Return Swaps	393	(5)	1,371	52
Equity Options	115	—	65	—

	$(905)	$39,327	$(5,863)	$(1,771)

As of June 30, 2019 and December 31, 2018, Blackstone had not designated any derivatives as cash flow hedges.

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
- Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

7. Fair Value Option
The following table summarizes the financial instruments for which the fair value option has been elected:

	June 30,	December 31,
	2019	2018
Assets
Loans and Receivables	$187,831	$304,173
Equity and Preferred Securities	223,630	390,095
Debt Securities	576,306	529,698
Assets of Consolidated CLO Vehicles
Corporate Loans	6,969,542	6,766,700
Other	988	—

	$7,958,297	$7,990,666

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes
Loans Payable	$6,474,210	$6,473,233
Due to Affiliates	45,243	3,201
Subordinated Notes
Loans Payable	61,695	7,478
Due to Affiliates	49,575	52,811

	$6,630,723	$6,536,723

The following tables present the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Three Months Ended June 30,
	2019		2018
		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized
	Gains (Losses)	Gains (Losses)	Gains	Gains (Losses)
Assets
Loans and Receivables	$(747)	$(1,897)	$—	$—
Equity and Preferred Securities	9,907	(67)	—	(2,095)
Debt Securities	(3,325)	1,817	15	(2,878)
Assets of Consolidated CLO Vehicles
Corporate Loans	(10,549)	(18,025)	1,074	(25,896)
Other	—	350	—	—

	$(4,714)	$(17,822)	$1,089	$(30,869)

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$—	$6,667	$—	$—
Subordinated Notes	—	15,163	—	16,846

	$—	$21,830	$—	$16,846

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
- Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Six Months Ended June 30,
	2019		2018
		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized
	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Assets
Loans and Receivables	$(1,831)	$(2,657)	$—	$—
Equity and Preferred Securities	9,908	22,298	—	(1,867)
Debt Securities	(3,360)	16,749	827	(2,297)
Assets of Consolidated CLO Vehicles
Corporate Loans	(14,400)	161,777	(4,399)	(7,046)
Corporate Bonds	—	—	(24,056)	9,693
Other	—	350	—	6

	$(9,683)	$198,517	$(27,628)	$(1,511)

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$—	$(44,893)	$—	$—
Subordinated Notes	—	(50,981)	—	60,460

	$—	$(95,874)	$—	$60,460

The following table presents information for those financial instruments for which the fair value option was elected:
	June 30, 2019			December 31, 2018
		For Financial Assets			For Financial Assets
		Past Due (a)			Past Due (a)
	(Deficiency)		Excess	Excess (Deficiency)		Excess
	of Fair Value	Fair	of Fair Value	of Fair Value	Fair	of Fair Value
	Over Principal	Value	Over Principal	Over Principal	Value	Over Principal
Loans and Receivables	$(878)	$—	$—	$2,421	$—	$—
Debt Securities	(10,920)	—	—	(26,660)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	(151,535)	—	—	(301,085)	—	—
Other	350	—	—	—	—	—

	$(162,983)	$—	$—	$(325,324)	$—	$—

(a)	Corporate Loans within CLO assets are classified as past due if contractual payments are more than one day past due.

As of June 30, 2019 and December 31, 2018, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual
status. As of June 30, 2019 and December 31, 2018, no Corporate Bonds included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual
status.

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
- Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8.	Fair Value Measurements of Financial Instruments
The following tables summarize the valuation of Blackstone’s financial assets and liabilities by the fair value hierarchy:

	June 30, 2019
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents - Money Market Funds and Short-Term Investments	$199,590	$—	$—	$—	$199,590

Investments
Investments of Consolidated Blackstone Funds (a)
Investment Funds	—	—	—	61,345	61,345
Equity Securities	36,056	40,670	196,319	—	273,045
Partnership and LLC Interests	—	21,371	345,479	—	366,850
Debt Instruments	—	819,352	141,086	—	960,438
Freestanding Derivatives
Foreign Currency Contracts	—	863	—	—	863
Credit Default Swaps	—	535	—	—	535
Total Return Swaps	—	15	—	—	15
Equity Options	—	173	—	—	173
Assets of Consolidated CLO Vehicles
Corporate Loans	—	6,513,318	456,224	—	6,969,542
Other	—	—	988	—	988

Total Investments of Consolidated Blackstone Funds	36,056	7,396,297	1,140,096	61,345	8,633,794

Corporate Treasury Investments
Equity Securities	454,441	—	—	—	454,441
Debt Instruments	503,285	1,544,063	24,307	—	2,071,655
Other	—	—	195	271,617	271,812

Total Corporate Treasury Investments	957,726	1,544,063	24,502	271,617	2,797,908

Other Investments	183,436	—	24,550	7,322	215,308

Total Investments	1,177,218	8,940,360	1,189,148	340,284	11,647,010

Accounts Receivable - Loans and Receivables	—	—	187,831	—	187,831

Other Assets
Freestanding Derivatives
Interest Rate Contracts	548	37,751	—	—	38,299
Foreign Currency Contracts	—	615	—	—	615
Credit Default Swaps	—	81	—	—	81

Total Other Assets	548	38,447	—	—	38,995

	$1,377,356	$8,978,807	$1,376,979	$340,284	$12,073,426

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
- Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	June 30, 2019
	Level I	Level II	Level III	Total
Liabilities
Loans Payable - Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	$—	$6,474,210	$—	$6,474,210
Subordinated Notes (b)	—	61,695	—	61,695

Total Loans Payable	—	6,535,905	—	6,535,905

Due to Affiliates - Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	—	45,243	—	45,243
Subordinated Notes (b)	—	49,575	—	49,575

Total Due to Affiliates	—	94,818	—	94,818

Securities Sold, Not Yet Purchased	33,870	94,642	—	128,512

Accounts Payable, Accrued Expenses and Other Liabilities
Liabilities of Consolidated Blackstone Funds - Freestanding Derivatives (a)
Foreign Currency Contracts	—	814	—	814
Credit Default Swaps	—	2,435	—	2,435
Total Return Swaps	—	382	—	382
Interest Rate Swaps	—	1,382	—	1,382
Equity Options	—	19	—	19

Total Liabilities of Consolidated Blackstone Funds	—	5,032	—	5,032

Freestanding Derivatives
Interest Rate Contracts	833	47,012	—	47,845
Foreign Currency Contracts	—	444	—	444
Credit Default Swaps	—	1,200	—	1,200

Total Freestanding Derivatives	833	48,656	—	49,489

Total Accounts Payable, Accrued Expenses and Other Liabilities	833	53,688	—	54,521

	$34,703	$6,779,053	$—	$6,813,756

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

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
- Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	December 31, 2018
	Level I	Level II	Level III	Total
Liabilities
Loans Payable - Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	$—	$6,473,233	$—	$6,473,233
Subordinated Notes (b)	—	7,478	—	7,478

Total Loans Payable	—	6,480,711	—	6,480,711

Due to Affiliates - Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	—	3,201	—	3,201
Subordinated Notes (b)	—	52,811	—	52,811

Total Due to Affiliates	—	56,012	—	56,012

Securities Sold, Not Yet Purchased	35,959	106,658	—	142,617

Accounts Payable, Accrued Expenses and Other Liabilities
Liabilities of Consolidated Blackstone Funds - Freestanding Derivatives (a)
Foreign Currency Contracts	—	164	—	164
Credit Default Swaps	—	5,710	—	5,710
Total Return Swaps	—	1,855	—	1,855
Interest Rate Swaps	—	311	—	311

Total Liabilities of Consolidated Blackstone Funds	—	8,040	—	8,040

Freestanding Derivatives
Interest Rate Contracts	3,080	36,084	—	39,164
Foreign Currency Contracts	—	1,636	—	1,636
Credit Default Swaps	—	4,004	—	4,004

Total Freestanding Derivatives	3,080	41,724	—	44,804

Total Accounts Payable, Accrued Expenses and Other Liabilities	3,080	49,764	—	52,844

	$39,039	$6,693,145	$—	$6,732,184

(a)	Pursuant to GAAP consolidation guidance, Blackstone is required to consolidate all VIEs in which it has been identified as the primary beneficiary, including certain CLO vehicles and other funds in which a consolidated entity of Blackstone, such as the general partner of the fund, has a controlling financial interest. While Blackstone is required to consolidate certain funds, including CLO vehicles, for GAAP purposes, Blackstone has no ability to utilize the assets of these funds and there is no recourse to Blackstone for their liabilities since these are client assets and liabilities.

(b)	Senior and subordinated notes issued by CLO vehicles are classified based on the more observable fair value of CLO assets less (1) the fair value of any beneficial interests held by Blackstone, and (2) the carrying value of any beneficial interests that represent compensation for services.

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of June 30, 2019:

		Valuation	Unobservable		Weighted-
	Fair Value	Techniques	Inputs	Ranges	Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities	$175,622	Discounted Cash Flows	Discount Rate	4.9% - 32.1%	12.6%
			Revenue CAGR	-4.9% - 28.6%	6.7%
			Book Value Multiple	0.9x - 9.5x	8.9x
			Exit Capitalization Rate	3.8% - 11.4%	7.7%
			Exit Multiple - EBITDA	0.1x - 16.5x	10.1x
			Exit Multiple - NOI	12.8x	N/A
			Exit Multiple - P/E	17.0x	N/A
	7,364	Market Comparable Companies	Book Value Multiple	1.1x	N/A
			Dollar/Acre Multiple	$7.0 - $18.0	$16.4
			EBITDA Multiple	8.0x - 13.0x	10.0x
	8,344	Other	N/A	N/A	N/A
	4,523	Transaction Price	N/A	N/A	N/A
	466	Third Party Pricing	N/A	N/A	N/A
Partnership and LLC Interests	304,234	Discounted Cash Flows	Discount Rate	3.8% - 26.5%	9.5%
			Revenue CAGR	-4.9% - 27.5%	17.6%
			Exit Capitalization Rate	2.7% - 15.5%	5.7%
			Exit Multiple - EBITDA	3.5x - 15.7x	9.9x
			Exit Multiple - NOI	13.3x	N/A
	8,332	Market Comparable Companies	Book Value Multiple	1.2x	N/A
			Dollar/Acre Multiple	$6.5 - $12.0	$8.1
	3,087	Other	N/A	N/A	N/A
	763	Third Party Pricing	N/A	N/A	N/A
	29,063	Transaction Price	N/A	N/A	N/A
Debt Instruments	12,664	Discounted Cash Flows	Discount Rate	7.0% - 28.5%	9.9%
			Exit Capitalization Rate	4.2% - 8.0%	5.8%
			Exit Multiple - EBITDA	6.5x - 10.5x	9.3x
	92,068	Third Party Pricing	N/A	N/A	N/A
	13	Other	N/A	N/A	N/A
	36,341	Transaction Price	N/A	N/A	N/A
Assets of Consolidated CLO Vehicles	37	Discounted Cash Flows	Discount Rate	1.7%	N/A
	457,175	Third Party Pricing	N/A	N/A	N/A

Total Investments of Consolidated Blackstone Funds	1,140,096

continued...

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

		Valuation	Unobservable
	Fair Value	Techniques	Inputs	Ranges	Weighted- Average (a)
Corporate Treasury Investments	$10,395	Discounted Cash Flows	Discount Rate	3.2% - 9.0%	7.1%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	15.6% - 70.0%	67.4%
			Reinvestment Rate	LIBOR + 400 bps	N/A
	195	Market Comparable Companies	EBITDA Multiple	14.6 x	N/A
	13,912	Third Party Pricing	N/A	N/A	N/A
Loans and Receivables	168,611	Discounted Cash Flows	Discount Rate	7.1% - 9.5%	8.3%
	19,220	Third Party Pricing	N/A	N/A	N/A
Other Investments	24,550	Discounted Cash Flows	Discount Rate	0.5% - 10.3%	2.0%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	70.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A

	$1,376,979

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

continued...

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

		Valuation	Unobservable
	Fair Value	Techniques	Inputs	Ranges	Weighted- Average (a)
Corporate Treasury Investments	$7,947	Discounted Cash Flows	Discount Rate	4.4% - 7.5%	6.6%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months - 21 Months	13 Months
			Recovery Rate	17.5% - 70.0%	67.7%
			Reinvestment Rate	LIBOR + 400 bps	N/A
	16,621	Third Party Pricing	N/A	N/A	N/A
Loans and Receivables	304,173	Discounted Cash Flows	Discount Rate	6.1% - 12.8%	8.7%
Other Investments	26,631	Discounted Cash Flows	Discount Rate	1.0% - 15.0%	2.8%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	70.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
	4,986	Transaction Price	N/A	N/A	N/A

	$1,724,374

N/A	Not applicable.
CAGR	Compound annual growth rate.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA, forward EBITDA and price/earnings exit multiples.
NOI	Net operating income.
P/E	Price-earnings ratio.
Third Party Pricing	Third Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.
Transaction Price	Includes recent acquisitions or transactions.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.

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
Blackstone
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

	Level III Financial Assets at Fair Value
	Three Months Ended June 30,
	2019				2018
	Investments				Investments
	of	Loans	Other		of	Loans	Other
	Consolidated	and	Investments		Consolidated	and	Investments
	Funds	Receivables	(a)	Total	Funds	Receivables	(a)	Total
Balance, Beginning of Period	$1,243,800	$208,226	$59,133	$1,511,159	$963,151	$163,135	$117,349	$1,243,635
Transfer In to Level III (b)	149,275	—	3,986	153,261	152,666	—	—	152,666
Transfer Out of Level III (b)	(294,612)	—	(14,557)	(309,169)	(117,217)	—	(7,649)	(124,866)
Purchases	112,757	198,482	5,251	316,490	203,223	294,258	15,327	512,808
Sales	(84,525)	(218,148)	(5,270)	(307,943)	(127,718)	(110,508)	(23,304)	(261,530)
Settlements	—	(3,038)	—	(3,038)	—	(5,634)	(1)	(5,635)
Changes in Gains Included in Earnings	13,401	2,309	509	16,219	12,619	5,352	13,001	30,972

Balance, End of Period	$1,140,096	$187,831	$49,052	$1,376,979	$1,086,724	$346,603	$114,723	$1,548,050

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$(2,162)	$(1,898)	$135	$(3,925)	$146	$5,353	$(49)	$5,450

	Level III Financial Assets at Fair Value
	Six Months Ended June 30,
	2019				2018
	Investments				Investments
	of	Loans	Other		of	Loans	Other
	Consolidated	and	Investments		Consolidated	and	Investments
	Funds	Receivables	(a)	Total	Funds	Receivables	(a)	Total
Balance, Beginning of Period	$1,364,016	$304,173	$56,185	$1,724,374	$1,029,371	$239,659	$119,642	$1,388,672
Transfer In Due to Consolidation and Acquisition	—	—	—	—	50,043	—		50,043
Transfer Out Due to Deconsolidation	—	—	—	—	(217,182)	—	—	(217,182)
Transfer In to Level III (b)	106,644	—	12,935	119,579	180,401	—	—	180,401
Transfer Out of Level III (b)	(400,402)	—	(27,170)	(427,572)	(141,104)	—	(15,717)	(156,821)
Purchases	179,305	270,772	12,820	462,897	408,823	370,921	19,812	799,556
Sales	(145,097)	(383,816)	(6,141)	(535,054)	(260,865)	(263,703)	(23,479)	(548,047)
Settlements	—	(10,189)	—	(10,189)	—	(9,317)	(4)	(9,321)
Changes in Gains Included in Earnings	35,630	6,891	423	42,944	37,237	9,043	14,469	60,749

Balance, End of Period	$1,140,096	$187,831	$49,052	$1,376,979	$1,086,724	$346,603	$114,723	$1,548,050

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$25,821	$(2,657)	$315	$23,479	$19,265	$9,044	$(289)	$28,020

(a)	Represents corporate treasury investments and Other Investments.

(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.

There were no Level III financial liabilities as of and for the three and six months ended June 30, 2019 and 2018.

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
- Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

9.	Variable Interest Entities
Pursuant to GAAP consolidation guidance, Blackstone consolidates certain VIEs in which it is determined that Blackstone is the primary beneficiary either directly or indirectly, through a consolidated entity or affiliate. VIEs include certain private equity, real estate, credit-focused or funds of hedge funds entities and CLO vehicles. The purpose of such VIEs is to provide strategy specific investment opportunities for investors in exchange for management and performance based fees. The investment strategies of the Blackstone Funds differ by product; however, the fundamental risks of the Blackstone Funds have similar characteristics, including loss of invested capital and loss of management fees and performance based fees. In Blackstone’s role as general partner, collateral manager or investment adviser, it generally considers itself the sponsor of the applicable Blackstone Fund. Blackstone does not provide performance guarantees and has no other financial obligation to provide funding to consolidated VIEs other than its own capital commitments.
The assets of consolidated variable interest entities may only be used to settle obligations of these entities. In addition, there is no recourse to Blackstone for the consolidated VIEs’ liabilities including the liabilities of the consolidated CLO vehicles.
Blackstone holds variable interests in certain VIEs which are not consolidated as it is determined that Blackstone is not the primary beneficiary. Blackstone’s involvement with such entities is in the form of direct and indirect equity interests and fee arrangements. The maximum exposure to loss represents the loss of assets recognized by Blackstone relating to non-consolidated VIEs and any clawback obligation relating to previously distributed Performance Allocations. Blackstone’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	June 30,	December 31,
	2019	2018
Investments	$1,042,214	$942,700
Due from Affiliates	390,467	254,744
Potential Clawback Obligation	181,283	159,691

Maximum Exposure to Loss	$1,613,964	$1,357,135

Amounts Due to Non-Consolidated VIEs	$1,994	$207

10.	Repurchase Agreements
At June 30, 2019,
Blackstone
pledged securities with a carrying value of $267.9 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.
At December 31, 2018,
Blackstone
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
(Unaudited)
- Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables provide information regarding
Blackstone
’s Repurchase Agreements obligation by type of collateral pledged:
	June 30, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to	30 - 90	than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$42,034	$131,448	$34,194	$207,676

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$207,676

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

	December 31, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to	30 - 90	than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$42,908	$144,731	$34,563	$222,202

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$222,202

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

11.	Offsetting of Assets and Liabilities
The following tables present the offsetting of assets and liabilities as of June 30, 2019 and December 31, 2018:

June 30, 2019
Gross and Net
	Amounts of	Gross Amounts Not Offset
	Assets Presented	in the Statement of
	in the Statement	Financial Condition
	of Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Received	Net Amount
Assets
Freestanding Derivatives	$40,581	$38,916	$—	$1,665

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
- Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	June 30, 2019
	Gross and Net
	Amounts of
	Liabilities	Gross Amounts Not Offset
	Presented in the	in the Statement of
	Statement of	Financial Condition
	Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Pledged	Net Amount
Liabilities
Freestanding Derivatives	$53,725	$38,205	$11,290	$4,230
Repurchase Agreements	207,676	207,676	—	—

	$261,401	$245,881	$11,290	$4,230

December 31, 2018
Gross and Net
	Amounts of	Gross Amounts Not Offset
	Assets Presented	in the Statement of
	in the Statement	Financial Condition
	of Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Received	Net Amount
Assets
Freestanding Derivatives	$45,416	$37,788	$5,547	$2,081

	December 31, 2018
	Gross and Net
	Amounts of
	Liabilities	Gross Amounts Not Offset
	Presented in the	in the Statement of
	Statement of	Financial Condition
	Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Pledged	Net Amount
Liabilities
Freestanding Derivatives	$52,844	$35,905	$15,377	$1,562
Repurchase Agreements	222,202	222,202	—	—

	$275,046	$258,107	$15,377	$1,562

(a)	Amounts presented are inclusive of both legally enforceable master netting agreements, and financial instruments received or pledged as collateral. Financial instruments received or pledged as collateral offset derivative counterparty risk exposure, but do not reduce net balance sheet exposure.

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
- Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Repurchase Agreements are presented separately on the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	June 30,	December 31,
	2019	2018
Furniture, Equipment and Leasehold Improvements, Net	$142,083	$120,372
Prepaid Expenses	159,419	110,732
Freestanding Derivatives	38,995	44,918
Other	13,756	18,226

	$354,253	$294,248

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition and are not a significant component thereof.
Notional Pooling Arrangement
Blackstone has a notional cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of June 30, 2019, the aggregate cash balance on deposit relating to the cash pooling arrangement was $
1.2
 billion, which was offset with an accompanying overdraft of $
1.2
 billion.
12.	Borrowings

On April 10, 2019, Blackstone, through its indirect subsidiary Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), issued
€
600
 million aggregate principal amount of Senior Notes due April 10, 2029 (the “2029 Notes”). The 2029 Notes have an interest rate of
1.500
% per annum, accruing from April 10, 2019. Interest on the 2029 Notes is payable annually in arrears on April 10 of each year, commencing on April 10, 2020. The 2029 Notes will be fully and unconditionally guaranteed (the “Guarantees”), jointly and severally, by The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. (the “Guarantors”). The Guarantees are unsecured and unsubordinated obligations of the Guarantors. Third party costs directly related to the issuance of the 2029 Notes have been capitalized and are being amortized over the life of the 2029 Notes.
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

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
- Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	June 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
Senior Notes	Value	Value (a)	Value	Value (a)
5.875%, Due 3/15/2021	$399,174	$422,160	$398,947	$421,720
4.750%, Due 2/15/2023	395,700	429,440	395,166	417,600
2.000%, Due 5/19/2025	336,883	367,462	339,959	352,197
1.000%, Due 10/5/2026	673,113	687,293	679,193	647,564
3.150%, Due 10/2/2027	296,880	297,630	296,717	285,030
1.500%, Due 4/10/2029	676,634	705,990	—	—
6.250%, Due 8/15/2042	238,328	314,725	238,221	289,225
5.000%, Due 6/15/2044	488,856	568,500	488,747	490,150
4.450%, Due 7/15/2045	344,097	370,300	344,038	329,770
4.000%, Due 10/2/2047	290,252	294,690	290,163	262,800

	$4,139,917	$4,458,190	$3,471,151	$3,496,056

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.

Included within Loans Payable and Due to Affiliates within the Condensed Consolidated Statements of Financial Condition are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. Borrowings through the consolidated CLO vehicles consisted of the following:

	June 30, 2019			December 31, 2018
			Weighted-			Weighted-
		Weighted-	Average		Weighted-	Average
		Average	Remaining		Average	Remaining
	Borrowing	Interest	Maturity in	Borrowing	Interest	Maturity in
	Outstanding	Rate	Years	Outstanding	Rate	Years
Senior Secured Notes	$6,527,175	4.13%	6.2	$6,531,550	4.20%	7.5
Subordinated Notes	321,866	(a)	N/A	331,735	(a)	N/A

	$6,849,041			$6,863,285

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

Senior Secured Notes and Subordinated Notes comprise the following amounts:

	June 30, 2019			December 31, 2018
		Amounts Due to Non-			Amounts Due to Non-
		Consolidated Affiliates			Consolidated Affiliates
		Borrowing			Borrowing
	Fair Value	Outstanding	Fair Value	Fair Value	Outstanding	Fair Value
Senior Secured Notes	$6,519,453	$42,750	$45,243	$6,476,434	$3,250	$3,201
Subordinated Notes	111,270	81,790	49,575	60,289	111,659	52,811

	$6,630,723	$124,540	$94,818	$6,536,723	$114,909	$56,012

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities. As of June 30, 2019 and December 31, 2018, the fair value of the consolidated CLO assets was $7.3 billion and $7.1 billion, respectively.

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
- Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Scheduled principal payments for borrowings as of June 30, 2019 were as follows:

		Blackstone Fund
	Operating	Facilities/CLO	Total
	Borrowings	Vehicles	Borrowings
2019	$—	$316	$316
2020	—	—	—
2021	400,000	—	400,000
2022	—	—	—
2023	400,000	—	400,000
Thereafter	3,405,950	6,849,041	10,254,991

	$4,205,950	$6,849,357	$11,055,307

13.	Leases

Blackstone enters into
non-cancelable
lease and sublease agreements primarily for office space, which expire on various dates through 2030. As of June 30, 2019, the weighted-average remaining lease term was 7.8 years, and the weighted-average discount rate was 2.5%.
The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating Lease Cost
Straight-Line Lease Cost (a)	$22,545	$44,410
Variable Lease Cost	3,795	6,900
Sublease Income	(168)	(332)

	$26,172	$50,978

(a)	Straight-line lease cost includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating Cash Flows from Operating Leases	$24,283	$46,415
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	6,995	7,383

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
- Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table shows the undiscounted cash flows on an annual basis for Operating Lease Liabilities as of June 30, 2019:

2019	$40,794
2020	81,212
2021	85,914
2022	77,605
2023	75,757
Thereafter	272,369

Total Lease Payments (a)	633,651
Less: Imputed Interest	(59,032)

Present Value of Operating Lease Liabilities	$574,619

(a)	Excludes $ 113.3 million of lease payments for signed leases that have not yet commenced.

As of December 31, 2018, the aggregate minimum future payments, net of sublease income, required on operating leases are as follows:

2019	$78,506
2020	72,191
2021	80,914
2022	79,094
2023	77,248
Thereafter	273,347

Total	$661,300

14.	Income Taxes

Blackstone’s effective tax rate was 5.6% and 8.2% for the three months ended June 30, 2019 and 2018, respectively, and 4.4% and 7.5% for the six months ended June 30, 2019 and 2018, respectively. Blackstone’s income tax provision was $38.7 million and $138.7 million for the three months ended June 30, 2019 and 2018, respectively, and $79.9 million and $193.2 million for the six months ended June 30, 2019 and 2018, respectively.
Prior to the Conversion, Blackstone and certain of its subsidiaries operate in the U.S. as partnerships for income tax purposes (partnerships generally are not subject to federal income taxes) and generally as corporate entities in
non-U.S.
jurisdictions. Blackstone’s effective tax rate for the three and six months ended June 30, 2019 and 2018 was substantially due to the fact that certain corporate subsidiaries are subject to federal, state, local and foreign income taxes (as applicable) and other subsidiaries are subject to New York City unincorporated business taxes.

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
- Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

15. Net Income Per Common Unit
Basic and diluted net income per common unit for the three and six months ended June 30, 2019 and June 30, 2018 was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Income for Per Common Unit Calculations
Net Income Attributable to The Blackstone Group L.P., Basic	$305,792	$742,042	$787,096	$1,109,914
Incremental Net Income from Assumed Exchange of Blackstone Holdings Partnership Units	—	—	610,101	858,727

Net Income Attributable to The Blackstone Group L.P., Diluted	$305,792	$742,042	$1,397,197	$1,968,641

Units Outstanding
Weighted-Average Common Units Outstanding, Basic	673,655,305	681,794,492	674,079,074	678,156,936
Weighted-Average Unvested Deferred Restricted Common Units	330,639	216,118	269,196	207,526
Weighted-Average Blackstone Holdings Partnership Units	—	—	526,244,006	532,363,486

Weighted-Average Common Units Outstanding, Diluted	673,985,944	682,010,610	1,200,592,276	1,210,727,948

Net Income Per Common Unit, Basic	$0.45	$1.09	$1.17	$1.64

Net Income Per Common Unit, Diluted	$0.45	$1.09	$1.16	$1.63

Distributions Declared Per Common Unit (a)	$0.37	$0.35	$0.95	$1.20

(a)	Distributions declared reflects the calendar date of the declaration for each distribution.

In computing the dilutive effect that the exchange of Blackstone Holdings Partnership Units would have on net income per common unit, Blackstone considered that net income available to holders of common units would increase due to the elimination of non-controlling interests in Blackstone Holdings, inclusive of any tax impact. Because the hypothetical conversion may result in a different tax rate, the Blackstone Holdings Partnership Units are considered anti-dilutive in certain periods and dilutive in other periods.

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
- Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the anti-dilutive securities for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Weighted-Average Blackstone Holdings Partnership Units	526,721,409	528,872,187	—	—

Unit/Stock Repurchase Program
On April 16, 2018, the board of directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $1.0 billion of Blackstone common units and Blackstone Holdings Partnership Units (the “2018 Repurchase Authorization”).
On July 16, 2019, the board of directors of the Corporation authorized the repurchase of up to $1.0 billion of Class A Common Stock and Blackstone Holdings Partnership Units, which authorization replaced the 2018 Repurchase Authorization. Under the repurchase program, stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of shares repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.
During the three and six months ended June 30, 2019, Blackstone repurchased 7.0 million and 8.5 million Blackstone common units, respectively, at a total cost of $290.9 million and $343.1 million, respectively. During the three and six months ended June 30, 2018, Blackstone repurchased 2.2 million Blackstone common units at a total cost of $71.7 million. As of June 30, 2019, the amount remaining available for repurchases under the 2018 Repurchase Authorization was $115.4 million.
Common units repurchased includes units for which trades were executed during the three months ended June 30, 2019 and settlement occurred in July 2019.
16. Equity-Based Compensation

Blackstone
has granted equity-based compensation awards to Blackstone’s senior managing directors, non-partner
professionals,
non-professionals
and selected external advisers under
Blackstone
’s
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
1
,
2019
,
Blackstone
had the ability to grant
171,502,746
 units under the Equity Plan.
For the three and six months ended June 30, 2019,
Blackstone
recorded compensation expense of $102.8 million and $224.0 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $15.9 million and $34.5 million, respectively. For the three and six months ended June 30, 2018,
Blackstone
recorded compensation expense of $116.8 million and $209.0 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $20.1 million and $34.5 million, respectively.
As of June 30, 2019, there was $937.1 million of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 3.7 years.
Total vested and unvested outstanding units, including Blackstone common units, Blackstone Holdings Partnership Units and deferred restricted common units, were 1,195,112,059 as of June 30, 2019. Total outstanding unvested phantom units were 49,075 as of June 30, 2019.

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
- Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

A summary of the status of
Blackstone
’s unvested equity-based awards as of June 30, 2019 and of changes during the period January 1, 2019 through June 30, 2019 is presented below:

	Blackstone Holdings		The Blackstone Group L.P.
			Equity Settled Awards		Cash Settled Awards
			Deferred
		Weighted-	Restricted	Weighted-		Weighted-
		Average	Common	Average		Average
	Partnership	Grant Date	Units and	Grant Date	Phantom	Grant Date
Unvested Units	Units	Fair Value	Options	Fair Value	Units	Fair Value
Balance, December 31, 2018	31,554,127	$34.38	9,312,268	$31.43	46,808	$34.66
Granted	2,450,200	35.29	1,731,220	30.30	—	—
Vested	(1,860,292)	34.71	(1,989,321)	29.81	(80)	33.47
Forfeited	(92,956)	32.17	(268,962)	31.33	—	—

Balance, June 30, 2019	32,051,079	$34.11	8,785,205	$31.56	46,728	$38.69

Units Expected to Vest
The following unvested units, after expected forfeitures, as of June 30, 2019, are expected to vest:

		Weighted-
		Average
		Service Period
	Units	in Years
Blackstone Holdings Partnership Units	28,301,673	3.2
Deferred Restricted Blackstone Common Units	7,618,444	2.1

Total Equity-Based Awards	35,920,117	3.0

Phantom Units	40,016	2.0

17. Related Party Transactions

Affiliate Receivables and Payables
Due from Affiliates and Due to Affiliates consisted of the following:

	June 30,	December 31,
	2019	2018
Due from Affiliates
Management Fees, Performance Revenues, Reimbursable Expenses and Other Receivables from Non-Consolidated Entities and Portfolio Companies	$1,668,055	$1,520,100
Due from Certain Non-Controlling Interest Holders and Blackstone Employees	532,374	462,475
Accrual for Potential Clawback of Previously Distributed Performance Allocations	11,308	11,548

	$2,211,737	$1,994,123

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
- Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	June 30,	December 31,
	2019	2018
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$739,226	$796,902
Due to Non-Consolidated Entities	126,625	99,728
Due to Note-Holders of Consolidated CLO Vehicles	94,818	56,012
Due to Certain Non-Controlling Interest Holders and Blackstone Employees	51,158	53,613
Accrual for Potential Repayment of Previously Received Performance Allocations	70,072	29,521

	$1,081,899	$1,035,776

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties
The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of June 30, 2019 and December 31, 2018, such investments aggregated $885.2 million and $842.9 million, respectively. Their share of the Net Income Attributable to Redeemable
Non-Controlling
and
Non-Controlling
Interests in Consolidated Entities aggregated $17.5 million and $37.0 million for the three months ended June 30, 2019 and 2018, respectively, and $48.5 million and $65.8 million for the six months ended June 30, 2019 and 2018, respectively.
Loans to Affiliates
Loans to affiliates consist of interest bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $1.8 million and $1.2 million for the three months ended June 30, 2019 and 2018, respectively, and $4.2 million and $2.5 million for the six months ended June 30, 2019 and 2018, respectively.
Contingent Repayment Guarantee
Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling
interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of June 30, 2019. See Note 18. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.
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
One of the subsidiaries of Blackstone which is a corporate taxpayer has entered into tax receivable agreements with each of the predecessor owners and additional tax receivable agreements have been executed, and will continue to be executed, with newly-admitted senior managing directors and others who acquire Blackstone Holdings Partnership Units. The agreements provide for the payment by the corporate taxpayer to such owners of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the corporate taxpayers actually realize as a result of the aforementioned increases in tax basis and of certain other tax benefits related to entering into these tax receivable agreements. For purposes of the tax receivable agreements, cash savings in income tax will be computed by comparing the actual income tax liability of the corporate taxpayers to the amount of such taxes that the corporate taxpayers would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Blackstone Holdings as a result of the exchanges and had the corporate taxpayers not entered into the tax receivable agreements.
Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $739.2 million over the next 15 years. The after-tax
net present value of these estimated payments totals $268.2 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO
owners and the others mentioned above.
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
18. Commitments and Contingencies

Commitments
Investment Commitments
Blackstone had $3.3 billion of investment commitments as of June 30, 2019 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $116.3 million as of June 30, 2019 which includes $58.4 million of signed investment commitments for portfolio company acquisitions in the process of closing.
Contingencies
Guarantees
Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going
business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to Blackstone to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, Blackstone’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $33.1 million as of June 30, 2019.
The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to The Blackstone Group International Partners LLP. The amount guaranteed as of June 30, 2019 was $179.2 million.
Litigation
Blackstone may from time to time be involved in litigation and claims incidental to the conduct of its business. Blackstone’s businesses are also subject to extensive regulation, which may result in regulatory proceedings against
Blackstone
.
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
 The appeal is scheduled to be fully briefed by August 13, 2019.
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
The following table presents the clawback obligations by segment:

	June 30, 2019			December 31, 2018
		Current and			Current and
	Blackstone	Former		Blackstone	Former
Segment	Holdings	Personnel (a)	Total	Holdings	Personnel (a)	Total
Real Estate	$15,373	$9,820	$25,193	$15,770	$10,053	$25,823
Private Equity	52,493	(10,451)	42,042	13,296	(12,448)	848
Credit	1,349	1,488	2,837	1,355	1,495	2,850

	$69,215	$857	$70,072	$30,421	$(900)	$29,521

(a)	The split of clawback between Blackstone Holdings and Current and Former Personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.

For Private Equity, Real Estate, and certain Credit Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of
Blackstone
, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At June 30, 2019, $703.6 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.
In the Credit segment, payment of Performance Allocations to
Blackstone
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

If, at June 30, 2019, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $6.9 billion, on an after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $6.3 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.
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
Segment Presentation
The following tables present the financial data for Blackstone’s four segments for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
	Real	Private	Hedge Fund		Total
	Estate	Equity	Solutions	Credit	Segments
Management and Advisory Fees, Net
Base Management Fees	$255,636	$265,139	$136,990	$147,550	$805,315
Transaction, Advisory and Other Fees, Net	23,990	31,526	723	5,256	61,495
Management Fee Offsets	(1,686)	(17,689)	—	(3,279)	(22,654)

Total Management and Advisory Fees, Net	277,940	278,976	137,713	149,527	844,156
Fee Related Performance Revenues	11,072	—	—	2,552	13,624
Fee Related Compensation	(97,795)	(105,107)	(36,622)	(54,310)	(293,834)
Other Operating Expenses	(40,114)	(40,429)	(21,112)	(40,466)	(142,121)

Fee Related Earnings	151,103	133,440	79,979	57,303	421,825

Realized Performance Revenues	198,573	122,907	11,960	7,946	341,386
Realized Performance Compensation	(67,742)	(52,081)	(2,175)	(3,468)	(125,466)
Realized Principal Investment Income	47,420	42,906	12,306	20,925	123,557

Total Net Realizations	178,251	113,732	22,091	25,403	339,477

Total Segment Distributable Earnings	$329,354	$247,172	$102,070	$82,706	$761,302

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
- Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended June 30, 2018
	Real	Private	Hedge Fund		Total
	Estate	Equity	Solutions	Credit	Segments
Management and Advisory Fees, Net
Base Management Fees	$249,680	$195,521	$129,553	$118,161	$692,915
Transaction, Advisory and Other Fees, Net	23,859	12,780	812	3,461	40,912
Management Fee Offsets	(3,785)	(4,351)	—	(2,697)	(10,833)

Total Management and Advisory Fees, Net	269,754	203,950	130,365	118,925	722,994
Fee Related Performance Revenues	45,515	—	—	—	45,515
Fee Related Compensation	(120,783)	(94,170)	(40,533)	(50,757)	(306,243)
Other Operating Expenses	(36,026)	(36,047)	(18,494)	(31,899)	(122,466)

Fee Related Earnings	158,460	73,733	71,338	36,269	339,800

Realized Performance Revenues	317,509	138,171	7,270	14,594	477,544
Realized Performance Compensation	(94,716)	(68,513)	(2,546)	(7,119)	(172,894)
Realized Principal Investment Income	50,199	32,600	7,766	4,082	94,647

Total Net Realizations	272,992	102,258	12,490	11,557	399,297

Total Segment Distributable Earnings	$431,452	$175,991	$83,828	$47,826	$739,097

The following tables present the financial data for Blackstone’s four segments as of June 30, 2019 and for the six months ended June 30, 2019 and 2018:

	June 30, 2019 and the Six Months Then Ended
	Real	Private	Hedge Fund		Total
	Estate	Equity	Solutions	Credit	Segments
Management and Advisory Fees, Net
Base Management Fees	$515,881	$484,556	$274,318	$288,078	$1,562,833
Transaction, Advisory and Other Fees, Net	47,901	68,817	1,041	8,886	126,645
Management Fee Offsets	(1,966)	(22,674)	—	(6,620)	(31,260)

Total Management and Advisory Fees, Net	561,816	530,699	275,359	290,344	1,658,218
Fee Related Performance Revenues	17,748	—	—	3,655	21,403
Fee Related Compensation	(212,611)	(212,694)	(79,576)	(112,984)	(617,865)
Other Operating Expenses	(79,100)	(74,630)	(38,997)	(72,705)	(265,432)

Fee Related Earnings	287,853	243,375	156,786	108,310	796,324

Realized Performance Revenues	275,755	279,506	16,051	16,843	588,155
Realized Performance Compensation	(97,642)	(102,637)	(3,588)	(6,839)	(210,706)
Realized Principal Investment Income	45,289	68,045	12,023	24,108	149,465

Total Net Realizations	223,402	244,914	24,486	34,112	526,914

Total Segment Distributable Earnings	$511,255	$488,289	$181,272	$142,422	$1,323,238

Segment Assets	$8,305,170	$8,296,560	$2,078,511	$3,771,007	$22,451,248

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
- Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Six Months Ended June 30, 2018
	Real	Private	Hedge Fund		Total
	Estate	Equity	Solutions	Credit	Segments
Management and Advisory Fees, Net
Base Management Fees	$476,206	$378,482	$258,781	$286,602	$1,400,071
Transaction, Advisory and Other Fees, Net	46,947	23,874	1,157	6,000	77,978
Management Fee Offsets	(5,453)	(7,544)	—	(6,014)	(19,011)

Total Management and Advisory Fees, Net	517,700	394,812	259,938	286,588	1,459,038
Fee Related Performance Revenues	50,018	—	—	(666)	49,352
Fee Related Compensation	(221,393)	(183,736)	(80,172)	(117,016)	(602,317)
Other Operating Expenses	(65,443)	(67,198)	(37,279)	(59,638)	(229,558)

Fee Related Earnings	280,882	143,878	142,487	109,268	676,515

Realized Performance Revenues	468,690	215,294	17,447	54,484	755,915
Realized Performance Compensation	(150,831)	(101,558)	(5,469)	(29,865)	(287,723)
Realized Principal Investment Income	64,889	38,938	8,406	11,107	123,340

Total Net Realizations	382,748	152,674	20,384	35,726	591,532

Total Segment Distributable Earnings	$663,630	$296,552	$162,871	$144,994	$1,268,047

Reconciliations of Total Segment Amounts
The following tables reconcile the Total Segment Revenues, Expenses and Distributable Earnings to their equivalent GAAP measure for the three and six months ended June 30, 2019 and 2018 along with Total Assets as of June 30, 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Total GAAP Revenues	$1,486,806	$2,632,570	$3,511,677	$4,401,701
Less: Unrealized Performance Revenues (a)	(157,398)	(440,424)	(821,731)	(1,068,763)
Less: Unrealized Principal Investment (Income) Loss (b)	56,353	(52,126)	(83,572)	(66,104)
Less: Interest and Dividend Revenue (c)	(45,991)	(41,727)	(92,690)	(78,112)
Less: Other Revenue (d)	20,150	(94,416)	6,961	(33,522)
Impact of Consolidation (e)	(35,119)	(82,752)	(104,968)	(186,276)
Amortization of Intangibles (f)	387	387	774	774
Transaction-Related Charges (g)	(4,174)	(582,105)	(2,706)	(584,687)
Intersegment Eliminations	1,709	1,293	3,496	2,634

Total Segment Revenue (h)	$1,322,723	$1,340,700	$2,417,241	$2,387,645

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
- Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Expenses
Total GAAP Expenses	$862,240	$1,016,381	$1,903,404	$1,999,312
Less: Unrealized Performance Allocations Compensation (i)	(64,518)	(189,991)	(351,533)	(444,426)
Less: Equity-Based Compensation (j)	(53,105)	(34,394)	(119,881)	(78,542)
Less: Interest Expense (k)	(43,230)	(38,885)	(84,868)	(77,123)
Impact of Consolidation (e)	(14,411)	(26,288)	(25,272)	(86,187)
Amortization of Intangibles (f)	(16,096)	(14,486)	(32,192)	(28,972)
Transaction-Related Charges (g)	(111,168)	(112,027)	(199,151)	(167,098)
Intersegment Eliminations	1,709	1,293	3,496	2,634

Total Segment Expenses (l)	$561,421	$601,603	$1,094,003	$1,119,598

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Other Income
Total GAAP Other Income	$61,131	$73,519	$191,456	$184,118
Impact of Consolidation (e)	(61,131)	(73,519)	(191,456)	(184,118)

Total Segment Other Income	$—	$—	$—	$—

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Income Before Provision for Taxes
Total GAAP Income Before Provision for Taxes	$685,697	$1,689,708	$1,799,729	$2,586,507
Less: Unrealized Performance Revenues (a)	(157,398)	(440,424)	(821,731)	(1,068,763)
Less: Unrealized Principal Investment (Income) Loss (b)	56,353	(52,126)	(83,572)	(66,104)
Less: Interest and Dividend Revenue (c)	(45,991)	(41,727)	(92,690)	(78,112)
Less: Other Revenue (d)	20,150	(94,416)	6,961	(33,522)
Plus: Unrealized Performance Allocations Compensation (i)	64,518	189,991	351,533	444,426
Plus: Equity-Based Compensation (j)	53,105	34,394	119,881	78,542
Plus: Interest Expense (k)	43,230	38,885	84,868	77,123
Impact of Consolidation (e)	(81,839)	(129,983)	(271,152)	(284,207)
Amortization of Intangibles (f)	16,483	14,873	32,966	29,746
Transaction-Related Charges (g)	106,994	(470,078)	196,445	(417,589)

Total Segment Distributable Earnings	$761,302	$739,097	$1,323,238	$1,268,047

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
- Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

As of
June 30,
2019
Total Assets
Total GAAP Assets	$30,972,213
Impact of Consolidation (e)	(8,520,965)

Total Segment Assets	$22,451,248

Segment basis presents revenues and expenses on a basis that deconsolidates the investment funds Blackstone manages and excludes the amortization of intangibles and Transaction-Related Charges.
(a)	This adjustment removes Unrealized Performance Revenues on a segment basis.
(b)	This adjustment removes Unrealized Principal Investment Income on a segment basis.
(c)	This adjustment removes Interest and Dividend Revenue on a segment basis.
(d)	This adjustment removes Other Revenue on a segment basis.
(e)	This adjustment reverses the effect of consolidating Blackstone Funds, which are excluded from Blackstone’s segment presentation. This adjustment includes the elimination of Blackstone’s interest in these funds, the removal of revenue from the reimbursement of certain expenses by the Blackstone Funds, which are presented gross under GAAP but netted against Management and Advisory Fees, Net in the Total Segment measures, and the removal of amounts associated with the ownership of Blackstone consolidated operating partnerships held by non-controlling interests.
(f)	This adjustment removes the amortization of transaction-related intangibles, which are excluded from Blackstone’s segment presentation. This amount includes amortization of intangibles associated with Blackstone’s investment in Pátria, which is accounted for under the equity method.
(g)	This adjustment removes Transaction-Related Charges, which are excluded from Blackstone’s segment presentation. Transaction-Related Charges arise from corporate actions including acquisitions, divestitures, and Blackstone’s initial public offering. They consist primarily of equity-based compensation charges, gains and losses on contingent consideration arrangements, changes in the balance of the Tax Receivable Agreement resulting from a change in tax law or similar event, transaction costs and any gains or losses associated with these corporate actions.
(h)	Total Segment Revenues is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total Segment Management and Advisory Fees, Net	$844,156	$722,994	$1,658,218	$1,459,038
Total Segment Fee Related Performance Revenues	13,624	45,515	21,403	49,352
Total Segment Realized Performance Revenues	341,386	477,544	588,155	755,915
Total Segment Realized Principal Investment Income	123,557	94,647	149,465	123,340

Total Segment Revenues	$1,322,723	$1,340,700	$2,417,241	$2,387,645

(i)	This adjustment removes Unrealized Performance Allocations Compensation.
(j)	This adjustment removes Equity-Based Compensation on a segment basis.
(k)	This adjustment removes Interest Expense, excluding interest expense related to the Tax Receivable Agreement.

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
- Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(l)	Total Segment Expenses is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total Segment Fee Related Compensation	$293,834	$306,243	$617,865	$602,317
Total Segment Realized Performance Compensation	125,466	172,894	210,706	287,723
Total Segment Other Operating Expenses	142,121	122,466	265,432	229,558

Total Segment Expenses	$561,421	$601,603	$1,094,003	$1,119,598

Reconciliations of Total Segment Components
The following tables reconcile the components of Total Segments to their equivalent GAAP measures, reported on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Management and Advisory Fees, Net
GAAP	$840,378	$721,384	$1,650,104	$1,450,233
Segment Adjustment (a)	3,778	1,610	8,114	8,805

Total Segment	$844,156	$722,994	$1,658,218	$1,459,038

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
GAAP Realized Performance Revenues to Total Segment Fee Related Performance Revenues
GAAP
Incentive Fees	$21,915	$19,378	$34,047	$31,944
Investment Income - Realized Performance Allocations	332,520	503,376	574,895	773,016

GAAP	354,435	522,754	608,942	804,960
Total Segment
Less: Realized Performance Revenues	(341,386)	(477,544)	(588,155)	(755,915)
Segment Adjustment (b)	575	305	616	307

Total Segment	$13,624	$45,515	$21,403	$49,352

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
- Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
GAAP Compensation to Total Segment Fee Related Compensation
GAAP
Compensation	$438,521	$427,479	$909,918	$816,882
Incentive Fee Compensation	8,886	9,743	14,292	16,405
Realized Performance Allocations Compensation	125,825	186,398	212,220	298,460

GAAP	573,232	623,620	1,136,430	1,131,747
Total Segment
Less: Realized Performance Compensation	(125,466)	(172,894)	(210,706)	(287,723)
Less: Equity-Based Compensation - Operating Compensation	(50,225)	(31,483)	(113,933)	(71,731)
Less: Equity-Based Compensation - Performance Compensation	(2,880)	(2,911)	(5,948)	(6,811)
Segment Adjustment (c)	(100,827)	(110,089)	(187,978)	(163,165)

Total Segment	$293,834	$306,243	$617,865	$602,317

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
GAAP General, Administrative and Other to Total Segment Other Operating Expenses
GAAP	$175,308	$145,828	$321,370	$272,541
Segment Adjustment (d)	(33,187)	(23,362)	(55,938)	(42,983)

Total Segment	$142,121	$122,466	$265,432	$229,558

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Realized Performance Revenues
GAAP
Incentive Fees	$21,915	$19,378	$34,047	$31,944
Investment Income - Realized Performance Allocations	332,520	503,376	574,895	773,016

GAAP	354,435	522,754	608,942	804,960
Total Segment
Less: Fee Related Performance Revenues	(13,624)	(45,515)	(21,403)	(49,352)
Segment Adjustment (b)	575	305	616	307

Total Segment	$341,386	$477,544	$588,155	$755,915

The Blackstone Group L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
- Continued
(All Dollars Are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Realized Performance Compensation
GAAP
Incentive Fee Compensation	$8,886	$9,743	$14,292	$16,405
Realized Performance Allocation Compensation	125,825	186,398	212,220	298,460

GAAP	134,711	196,141	226,512	314,865
Total Segment
Less: Fee Related Performance Compensation	(6,365)	(20,336)	(9,858)	(20,331)
Less: Equity-Based Compensation - Performance Compensation	(2,880)	(2,911)	(5,948)	(6,811)

Total Segment	$125,466	$172,894	$210,706	$287,723

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Realized Principal Investment Income
GAAP	$145,040	$129,197	$218,301	$171,342
Segment Adjustment (e)	(21,483)	(34,550)	(68,836)	(48,002)

Total Segment	$123,557	$94,647	$149,465	$123,340

Segment basis presents revenues and expenses on a basis that deconsolidates the investment funds Blackstone manages and excludes the amortization of intangibles, the expense of equity-based awards and Transaction-Related Charges.
(a)	Represents (1) the add back of net management fees earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of revenue from the reimbursement of certain expenses by the Blackstone Funds, which are presented gross under GAAP but netted against Management and Advisory Fees, Net in the Total Segment measures.

(b)	Represents the add back of Performance Revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation.

(c)	Represents the removal of Transaction-Related Charges that are not recorded in the Total Segment measures.

(d)	Represents the removal of (1) the amortization of transaction-related intangibles, and (2) certain expenses reimbursed by the Blackstone Funds, which are presented gross under GAAP but netted against Management and Advisory Fees, Net in the Total Segment measures.

(e)	Represents (1) the add back of Principal Investment Income, including general partner income, earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of amounts associated with the ownership of Blackstone consolidated operating partnerships held by non-controlling
interests.

20.	Subsequent Events

Effective July 1, 2019, The Blackstone Group L.P. converted from a Delaware limited partnership to a Delaware corporation, The Blackstone Group Inc. See Note 1. “Organization”.

Item 1A. Unaudited Supplemental Presentation of Statements of Financial Condition
THE BLACKSTONE GROUP L.P.
Unaudited Consolidating Statements of Financial Condition
(Dollars in Thousands)

	June 30, 2019
	Consolidated	Consolidated
	Operating	Blackstone	Reclasses and
	Partnerships	Funds (a)	Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$1,484,444	$—	$—	$1,484,444
Cash Held by Blackstone Funds and Other	—	324,609	—	324,609
Investments	14,250,246	8,633,794	(642,000)	22,242,040
Accounts Receivable	432,088	369,978	—	802,066
Due from Affiliates	2,377,752	18,411	(184,426)	2,211,737
Intangible Assets, Net	433,007	—	—	433,007
Goodwill	1,869,860	—	—	1,869,860
Other Assets	353,654	599	—	354,253
Right-of-Use Assets	507,065	—	—	507,065
Deferred Tax Assets	743,132	—	—	743,132

Total Assets	$22,451,248	$9,347,391	$(826,426)	$30,972,213

Liabilities and Partners’ Capital
Loans Payable	$4,139,917	$6,536,221	$—	$10,676,138
Due to Affiliates	910,264	716,293	(544,658)	1,081,899
Accrued Compensation and Benefits	3,308,595	—	—	3,308,595
Securities Sold, Not Yet Purchased	46,338	82,174	—	128,512
Repurchase Agreements	—	207,676	—	207,676
Operating Lease Liabilities	574,619	—	—	574,619
Accounts Payable, Accrued Expenses and Other Liabilities	518,973	410,715	—	929,688

Total Liabilities	9,498,706	7,953,079	(544,658)	16,907,127

Redeemable Non-Controlling Interests in Consolidated Entities	22,001	79,309	—	101,310

Partners’ Capital
Partners’ Capital	6,335,897	281,768	(281,768)	6,335,897
Accumulated Other Comprehensive Loss	(27,542)	—	—	(27,542)
Non-Controlling Interests in Consolidated Entities	2,836,068	1,033,235	—	3,869,303
Non-Controlling Interests in Blackstone Holdings	3,786,118	—	—	3,786,118

Total Partners’ Capital	12,930,541	1,315,003	(281,768)	13,963,776

Total Liabilities and Partners’ Capital	$22,451,248	$9,347,391	$(826,426)	$30,972,213

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
Effective July 1, 2019, The Blackstone Group L.P. converted from a Delaware limited partnership to a Delaware corporation, The Blackstone Group Inc. (the “Conversion”). This report includes results for The Blackstone Group L.P. prior to the Conversion and for the quarter ended June 30, 2019. In this report, references to “Blackstone,” the “Corporation,” the “Partnership,” “we,” “us” or “our” refer to (a) The Blackstone Group Inc. and its consolidated subsidiaries following the Conversion and (b) The Blackstone Group L.P. and its consolidated subsidiaries prior to the Conversion. All references to shares or per share amounts prior to the Conversion refer to units or per unit amounts. See “– Conversion to a Corporation.”
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
•
Private Equity.
We are a world leader in private equity investing, having managed eight general private equity funds, as well as four sector-focused funds and a geographically-focused fund, since we established this business in 1987. Our Private Equity segment includes our corporate private equity business, which consists of (a) our flagship private equity funds (Blackstone Capital Partners (“BCP”) funds), (b) our sector-focused private equity funds, including our energy-focused funds (Blackstone Energy Partners (“BEP”) funds), (c) our Asia-focused funds (Blackstone Capital Partners Asia (“BCP Asia”) funds) and (d) our core private equity fund, Blackstone Core Equity Partners (“BCEP”). In addition, our Private Equity segment includes (a) our opportunistic investment platform that invests globally across asset classes, industries and geographies, Blackstone Tactical Opportunities (“Tactical Opportunities”), (b) our secondary fund of funds business, Strategic Partners Fund Solutions (“Strategic Partners”), (c) our infrastructure-focused funds, Blackstone Infrastructure Partners (“BIP”), (d) our life sciences private investment platform, Blackstone Life Sciences (“BXLS”), (e) a multi-asset investment program for eligible high net worth investors offering exposure to certain of Blackstone’s key illiquid investment strategies through a single commitment, Blackstone Total Alternatives Solution (“BTAS”) and (f) our capital markets services business, Blackstone Capital Markets (“BXCM”).

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
Our insurer-focused platform, BIS, also a part of our Credit segment, delivers to insurers bespoke, capital-efficient investments and diversified portfolios of Blackstone products across asset classes tailored to their needs and risk profile.
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
The second quarter of 2019 was characterized by the continued rise in global markets, although with increased volatility largely due to uncertainty regarding ongoing trade disputes. Equity markets declined intra-quarter, before rebounding following indications of additional monetary easing from central banks around the world.
In the U.S., the S&P 500 increased 4% for the second quarter, while the Dow Jones and Nasdaq indices rose 3% and 4%, respectively. Following the end of the quarter, all three U.S. indices reached all-time
highs in July. However, risks to the trade outlook led to increased volatility, with the CBOE Volatility Index up 10% in the second quarter, though still down nearly 60% from its recent peak in December 2018. Global and regional equity indices also mostly advanced in the quarter. The MSCI World Index increased 3% and the MSCI Europe Index rose 4%, while the MSCI Asia Index declined 1%.
In fixed income, a more dovish shift in U.S. monetary policy led government and corporate bond yields lower in the second quarter in light of increased expectations for interest rate cuts over the next year. Subsequent to quarter end, the U.S. Federal Reserve dropped its target range to 2.
0-2.
25%, citing an intent to ensure against downside risks from weak global growth and trade tensions, but stopping short of signaling the beginning of aggressive interest rate-cutting.
Ten-year
U.S. Treasury yields declined to 2.01% during the quarter with low interest rates expected to persist in the near term. The Bloomberg Barclays U.S. Aggregate index rose 3.1%, U.S. investment grade corporates were up 4.5% and high-yield corporates advanced 2.5% for the quarter. High-yield spreads were flat during the quarter, while issuance was up 39% year-over-year.
All U.S. equity market sectors posted positive returns during the quarter except energy, with the S&P 500 Energy Index declining 3%. The price of crude oil declined 3% to $58 per barrel, still well below historical averages, while the Henry Hub Natural Gas spot price declined 11%. Spot prices for other commodities also declined, with the Bloomberg Commodity Index down 2% during the quarter.
Year-over-year U.S. wage growth accelerated to 4% to close the second quarter of 2019, which marks an uptick from 3.4% growth at the end of 2018. More broadly, U.S. wage growth has averaged 3.7% in 2019 compared to 2.8% in 2018.

Industrial production declined at an annual rate of 1.2% for the second quarter of 2019, its second consecutive quarterly decrease. Despite the quarterly decline, however, industrial production was 1.3% higher in June 2019 than it was a year earlier, and remains at 109.6% of its 2012 average.
Along with a continuing rebound in equity markets, global equity issuance for both initial public offerings and follow-on
increased 41% sequentially, though still down 10% year-over-year. Global merger and acquisition volume fell to $842 billion, down 27% year-over-year.
The global growth cycle has become less synchronized with the U.S. in a mature phase and signs of slowing in Europe, Japan and China. However, most economists continue to expect moderate economic growth in the near term, with limited signals of an imminent recession in the U.S. Although the broader outlook remains constructive, global trade tensions and geopolitical instability continue to pose risks.
Notable Transactions
On April 10, 2019, Blackstone issued
€
600 million aggregate principal amount of 1.500% Senior Notes maturing on April 10, 2029.
Effective July 1, 2019, The Blackstone Group L.P. converted from a Delaware limited partnership to a Delaware corporation, The Blackstone Group Inc. See “– Conversion to a Corporation.”
Organizational Structure
The simplified diagram below depicts our organizational structure through June 30, 2019 and prior to the Conversion. The diagram does not depict all of our subsidiaries, including intermediate holding companies through which certain of the subsidiaries depicted are held.

Conversion to a Corporation
On July 1, 2019, The Blackstone Group L.P. converted from a Delaware limited partnership to a Delaware corporation, The Blackstone Group Inc.

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
Distributable Earnings
Distributable Earnings is derived from Blackstone’s segment reported results. Distributable Earnings is used to assess performance and amounts available for dividends to Blackstone shareholders, including Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships. Distributable Earnings is the sum of Segment Distributable Earnings plus Net Interest Income (Loss) less Taxes and Related Payables. Distributable Earnings excludes unrealized activity and is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision for Taxes. See “—
Non-GAAP
Financial Measures” for our reconciliation of Distributable Earnings.
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
Fee-Earning Assets Under Management
.
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
For our carry funds, total assets under management includes the fair value of the investments held and uncalled capital commitments, whereas fee-earning
assets under management includes the total amount of capital commitments or the remaining amount of invested capital at cost depending on whether the investment period has expired or as specified by the fee terms of the fund. As such, fee-earning
assets under management may be greater than total assets under management when the aggregate fair value of the remaining investments is less than the cost of those investments.
Perpetual Capital
. Perpetual Capital refers to the component of assets under management with an indefinite term, that is not in liquidation, and for which there is no requirement to return capital to investors through redemption requests in the ordinary course of business, except where funded by new capital inflows. Perpetual Capital includes co-investment
capital with an investor right to convert into Perpetual Capital.
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
Dry Powder
. Dry Powder represents the amount of capital available for investment or reinvestment, including general partner and employee capital, and is an indicator of the capital we have available for future investments.
Performance Revenue Eligible Assets Under Management
. Performance Revenue Eligible Assets Under Management represents invested and to be invested capital at fair value, including capital closed for funds whose investment period has not yet commenced, on which performance revenues could be earned if certain hurdles are met.
Income Tax Current Developments
As described in “— Conversion to a Corporation”, on July 1, 2019, we converted from a limited partnership to a corporation. Prior to the Conversion, certain of our share of investment income and carried interest was not subject to U.S. corporate income taxes. Subsequent to the Conversion, we expect that all income earned by us will be subject to U.S. corporate income taxes, resulting in an overall higher income tax expense (or benefit) in periods subsequent to the Conversion.

States and other jurisdictions have considered legislation to increase taxes with respect to carried interest. For example, New Jersey recently enacted legislation which eliminates an exclusion from New Jersey source income (for non-residents)
for carried interest and income from providing investment management services, which is not expected to materially affect our common shareholders, and authorizes a contingent 17% surtax on such management income for gross income tax and corporate income tax purposes. These carried interest provisions remain non-operative
as they are dependent upon Connecticut, New York and Massachusetts enacting legislation with identical provisions. In addition, New York State recently introduced legislation which would tax income from certain investment management services provided by a partner (whether or not a New York resident), which could cause a non-resident
of New York State who holds our common units to be subject to New York State income tax on carried interest earned by entities in which we hold an indirect interest, thereby requiring the non-resident
to file a New York State income tax return reporting such carried interest income. As part of that legislation, New York also proposed a state tax surcharge of 19% on carried interest in addition to the personal income tax. Similar to the New Jersey legislation, the New York legislation would not take effect until similar legislation is enacted by Connecticut, New Jersey and Massachusetts. Similar proposals are under consideration in other jurisdictions such as California. Whether or when similar legislation will be enacted is unclear. Although these proposals do not apply to the Corporation following the Conversion, if enacted, they could increase the amount of taxes that our employees and other key personnel would be required to pay and, as a result, could impact our ability to recruit, retain and motivate employees and key personnel in the relevant jurisdictions.
Finally, several state and local jurisdictions are evaluating ways to subject partnerships to entity level taxation through the imposition of state or local income, franchise or other forms of taxation or to increase the amount of such taxation. Although these proposals do not apply to the Corporation following the Conversion, they may apply to any of our subsidiaries which are partnerships. For example, although we believe it would not affect us materially, Connecticut recently enacted an income tax on pass through entities doing business in Connecticut, and states in which we do business may consider similar tax changes. These and other proposals have recently been under heightened consideration in light of U.S. federal income tax legislation, known as the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 (the “Tax Reform Bill”).
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
In addition, legislation enacted in 2015 significantly changed the rules for U.S. federal income tax audits of partnerships. This legislation applies to any taxable years in which we were a partnership commencing after December 31, 2017 and will apply to audits of taxable years of The Blackstone Group L.P. prior to the Conversion (which such audits may occur after the Conversion) and will continue to apply to any of our subsidiaries which are partnerships. Such U.S. federal income tax audits will be conducted at the partnership level, and unless a partnership qualifies for and affirmatively elects an alternative procedure, any adjustments to the amount of tax due (including interest and penalties) will be payable by the partnership. Under an elective alternative procedure, a partnership would issue information returns to persons who were partners in the audited year, who would then be required to take the adjustments into account in calculating their own tax liability, and the partnership would not be liable for the adjustments. If a partnership elects the alternative procedure for a given adjustment, the amount of taxes for which its partners would be liable would be increased by any applicable penalties and a special interest charge. There can be no assurance that we will be eligible to make such an election or that we will, in fact, make such an election for any given adjustment. If we do not or are not able to make such an election, then (a) our then-current common shareholders, in the aggregate, could indirectly bear income tax liabilities in excess of the aggregate amount of taxes that would have been due had we elected the alternative procedure, and (b) a given common shareholders may indirectly bear taxes attributable to income allocable to other common shareholders or former common shareholders, including taxes (as well as interest and penalties) with respect to periods prior to such holder’s ownership of common units. Amounts available for dividends to our common shareholders may be reduced as a result of our obligation to pay any taxes associated with an adjustment. Many issues with respect to, and the overall effect of, this legislation on us (with respect to any taxable years in which we were a partnership commencing after December 31, 2017), and on our partnership subsidiaries are uncertain, and common shareholders should consult their own tax advisors regarding all aspects of this legislation as it affects their particular circumstances.
Please see “Part II. Item 1A. Risk Factors — Following the Conversion, we expect to pay more corporate income taxes than we would have as a limited partnership.” and “— Conversion to a Corporation” in our Quarterly Report on Form
 10-Q
for the quarter ended March 31, 2019 for a further discussion of certain tax consequences of the Conversion.
Consolidated Results of Operations
Following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2019 and 2018. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended				Six Months Ended
	June 30,		2019 vs. 2018		June 30,		2019 vs. 2018
	2019	2018	$	%	2019	2018	$	%

	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$840,378	$721,384	$118,994	16%	$1,650,104	$1,450,233	$199,871	14%

Incentive Fees	21,915	19,378	2,537	13%	34,047	31,944	2,103	7%

Investment Income (Loss)
Performance Allocations
Realized	332,520	503,376	(170,856)	-34%	574,895	773,016	(198,121)	-26%
Unrealized	157,732	440,351	(282,619)	-64%	821,731	1,068,440	(246,709)	-23%
Principal Investments
Realized	145,040	129,197	15,843	12%	218,301	171,342	46,959	27%
Unrealized	(37,345)	103,468	(140,813)	N/M	131,699	215,242	(83,543)	-39%

Total Investment Income	597,947	1,176,392	(578,445)	-49%	1,746,626	2,228,040	(481,414)	-22%

Interest and Dividend Revenue	43,686	40,073	3,613	9%	87,770	75,458	12,312	16%
Other	(17,120)	675,343	(692,463)	N/M	(6,870)	616,026	(622,896)	N/M

Total Revenues	1,486,806	2,632,570	(1,145,764)	-44%	3,511,677	4,401,701	(890,024)	-20%

Expenses
Compensation and Benefits
Compensation	438,521	427,479	11,042	3%	909,918	816,882	93,036	11%
Incentive Fee Compensation	8,886	9,743	(857)	-9%	14,292	16,405	(2,113)	-13%
Performance Allocations
Compensation
Realized	125,825	186,398	(60,573)	-32%	212,220	298,460	(86,240)	-29%
Unrealized	64,518	189,991	(125,473)	-66%	351,533	444,426	(92,893)	-21%

Total Compensation and Benefits	637,750	813,611	(175,861)	-22%	1,487,963	1,576,173	(88,210)	-6%
General, Administrative and Other	175,308	145,828	29,480	20%	321,370	272,541	48,829	18%
Interest Expense	43,596	39,320	4,276	11%	85,598	77,991	7,607	10%
Fund Expenses	5,586	17,622	(12,036)	-68%	8,473	72,607	(64,134)	-88%

Total Expenses	862,240	1,016,381	(154,141)	-15%	1,903,404	1,999,312	(95,908)	-5%

Other Income
Net Gains from Fund Investment Activities	61,131	73,519	(12,388)	-17%	191,456	184,118	7,338	4%

Income Before Provision for Taxes	685,697	1,689,708	(1,004,011)	-59%	1,799,729	2,586,507	(786,778)	-30%
Provision for Taxes	38,736	138,731	(99,995)	-72%	79,891	193,226	(113,335)	-59%

Net Income	646,961	1,550,977	(904,016)	-58%	1,719,838	2,393,281	(673,443)	-28%
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	1,095	905	190	21%	3,575	(370)	3,945	N/M
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	80,744	129,078	(48,334)	-37%	267,577	284,577	(17,000)	-6%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	259,330	678,952	(419,622)	-62%	661,590	999,160	(337,570)	-34%

Net Income Attributable to The Blackstone Group L.P.	$305,792	$742,042	$(436,250)	-59%	$787,096	$1,109,914	$(322,818)	-29%

N/M    Not meaningful.
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Revenues
Revenues were $1.5 billion for the three months ended June 30, 2019, a decrease of $1.1 billion compared to $2.6 billion for the three months ended June 30, 2018. The decrease in Revenues was primarily attributable to decreases of $692.5 million in Other Revenue and $578.4 million in Investment Income, partially offset by an increase of $119.0 million in Management and Advisory Fees, Net.
The decrease in Other Revenue was primarily due to proceeds received during the three months ended June 30, 2018 from the conclusion of our sub-advisory
relationship with FS Investments’ funds and a foreign exchange loss on our euro denominated bonds.
The decrease in Investment Income was primarily attributable to a decrease in our Private Equity and Credit segments of $733.8 million and $67.6 million, respectively, partially offset by increase in our Real Estate and Hedge Fund Solutions segments of $215.6 million and $52.7 million, respectively. The decrease in our Private Equity segment was primarily due to lower appreciation in corporate private equity. Corporate private equity carrying value increased 0.7% in the three months ended June 30, 2019 compared to 9.5% in the three months ended June 30, 2018. The decrease in our Credit segment was primarily attributable to lower returns in our performing credit strategies and distressed strategies. The increase in our Real Estate segment was primarily attributable to higher net appreciation of investment holdings in our BREP opportunistic funds compared to the comparable period in 2018. The carrying value of investments for our BREP opportunistic funds increased 4.4% in the three months ended June 30, 2019 compared to 2.7% in the three months ended June 30, 2018. The increase in our Hedge Fund Solutions segment was primarily driven by year-over-year net appreciation of investments of which Blackstone owns a share.
The increase in Management and Advisory Fees, Net was primarily due to increases in our Private Equity and Credit segments of $75.0 million and $30.6 million, respectively. The increase in our Private Equity segment was primarily due to increases in
Fee-Earning
Assets Under Management in BIP and Strategic Partners. The increase in our Credit segment was primarily due to growth in BIS, our U.S. direct lending platform, and certain other GSO funds.
Expenses
Expenses were $862.2 million for the three months ended June 30, 2019, a decrease of $154.1 million compared to $1.0 billion for the three months ended June 30, 2018. The decrease was primarily attributable to decreases in Performance Allocations Compensation and Fund Expenses, partially offset by an increase in General, Administrative and Other Expenses. The decrease of $186.0 million in Performance Allocations Compensation was primarily due to a decrease in Investment Income. The decrease of $12.0 million in Fund Expenses was due to a decrease of $13.3 million in our Credit segment primarily due to closings of new consolidated CLOs in the quarter ended June 30, 2018. The increase of $29.5 million in General, Administrative and Other Expenses was primarily due to legal and advisory fees associated with the Conversion and growth in BIS and BXLS.
Six Months Ended June
30,
2019 Compared to Six Months Ended June
30,
2018
Revenues
Revenues were $3.5 billion for the six months ended June 30, 2019, a decrease of $890.0 million compared to $4.4 billion for the six months ended June 30, 2018. The decrease in Revenues was primarily attributable to decreases of $622.9 million in Other Revenue and $481.4 million in Investment Income, partially offset by an increase of $199.9 million in Management and Advisory Fees, Net.
The decrease in Other Revenue was primarily due to proceeds received during the three months ended June 30, 2018 from the conclusion of our sub-advisory
relationship with FS Investments’ funds and a foreign exchange loss on our euro denominated bonds.
The decrease in Investment Income was primarily attributable to a decrease in our Private Equity segment of $770.5 million, partially offset by increases in our Real Estate and Hedge Fund Solutions segments of $304.4 million and $81.7 million, respectively. The decrease in our Private Equity segment was due to lower appreciation in corporate private equity. Corporate private equity carrying value increased 5.3% in the six months ended June 30, 2019 compared to 16.4% in the six months ended June 30, 2018. The increase in our Real Estate segment was primarily attributable to higher net appreciation of investment holdings in our BREP opportunistic funds compared to the comparable period in 2018. The carrying value of investments for our BREP opportunistic funds increased 9.1% in the six months ended June 30, 2019 compared to 6.0% in the six months ended June 30, 2018. The increase in our Hedge Fund Solutions segment was primarily driven by year-over-year net appreciation of investments of which Blackstone owns a share.
The increase in Management and Advisory Fees, Net was primarily due to increases in our Private Equity, Real Estate and Hedge Fund Solutions segments of $135.9 million, $44.1 million and $15.4 million, respectively. The increase in our Private Equity segment was primarily due to increases in
Fee-Earning
Assets Under Management in BIP, Tactical Opportunities and Strategic Partners. The increase in our Real Estate segment was primarily due to
Fee-Earning
Asset Under Management growth in our core+ real estate funds. The increase in our Hedge Fund Solutions segment was primarily due to
Fee-Earning
Asset Under Management growth in our individual investor and specialized solutions funds and a reduction of placement fees, which offset Base Management Fees.
Expenses

Expenses were $1.9 billion for the six months ended June 30, 2019, a decrease of $95.9 million compared to $2.0 billion for the six months ended June 30, 2018. The decrease was primarily attributable to decreases in Performance Allocations Compensation and Fund Expenses, partially offset by an increase in Compensation. The decrease of $179.1 million in Performance Allocations Compensation was primarily due to the decrease in Investment Income. The decrease of $64.1 million in Fund Expenses was due to a decrease of $65.7 million in our Credit segment primarily from the deconsolidation of certain CLO and other vehicles in 2018. The increase of $93.0 million in Compensation was due to the increase in Management and Advisory Fees, Net, on which a portion of compensation is based.
Other Income
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Other Income was $61.1 million for the three months ended June 30, 2019, a decrease of $12.4 million compared to $73.5 million for the three months ended June 30, 2018. The decrease in Other Income was due to a decrease in Net Gains from Fund Investment Activities. The decrease in Other Income – Net Gain from Fund Investment Activities was principally driven by a decrease of $24.2 million in our Private Equity segment, partially offset by an increase of $15.3 million in our Real Estate segment. The decrease in our Private Equity segment was primarily due to lower appreciation of investments across our Private Equity funds. The increase in our Real Estate segment was primarily due to a year-over-year net increase in the appreciation of investments in our BREP opportunistic funds.
Six Months Ended June
 30,
 2019 Compared to Six Months Ended June
 30,
 2018
Other Income was $191.5 million for the six months ended June 30, 2019, an increase of $7.3 million compared to $184.1 million for the six months ended June 30, 2018. The increase in Other Income was due to an increase in Net Gains from Fund Investment Activities. The increase in Other Income – Net Gain from Fund Investment Activities was principally driven by increases of $21.9 million in our Real Estate segment and $6.1 million in our Credit segment, partially offset by a decrease of $23.5 million in our Private Equity segment. The increase in our Real Estate segment was primarily due to a year-over-year net increase in the appreciation of investments in our BREP opportunistic funds. The increase in our Credit segment was primarily driven by a year-over-year net increase in appreciation of CLOs and the launch of new CLOs in 2019, partially offset by the deconsolidation of certain CLO and other vehicles. The decrease in our Private Equity segment was primarily due to lower appreciation of investments across the Private Equity funds.

Provision for Taxes
The following table summarizes Blackstone’s tax position:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Income Before Provision for Taxes	$685,697	$1,689,708	$1,799,729	$2,586,507
Provision for Taxes	$38,736	$138,731	$79,891	$193,226
Effective Income Tax Rate	5.6%	8.2%	4.4%	7.5%

The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

	Three Months Ended		2019	Six Months Ended		2019
	June 30,		vs.	June 30,		vs.
	2019	2018	2018	2019	2018	2018
Statutory U.S. Federal Income Tax Rate	21.0%	21.0%	-	21.0%	21.0%	-
Income Passed Through to Common Unitholders and Non-Controlling Interest Holders (a)	-15.7%	-14.7%	-1.0%	-16.8%	-15.3%	-1.5%
State and Local Income Taxes	1.3%	2.1%	-0.8%	1.1%	1.9%	-0.8%
Other	-1.0%	-0.2%	-0.8%	-0.9%	-0.1%	-0.8%

Effective Income Tax Rate	5.6%	8.2%	-2.6%	4.4%	7.5%	-3.1%

(a)	Includes income that is not taxable to Blackstone and its subsidiaries. Such income is directly taxable to Blackstone’s unitholders and the non-controlling interest holders.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Blackstone’s Provision for Taxes for the three months ended June 30, 2019 and 2018 was $38.7 million and $138.7 million, respectively. This resulted in an effective tax rate of 5.6% and 8.2%, respectively.
The decrease in Blackstone’s effective tax rate for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 resulted primarily from the increase in the benefit for the exclusion of income passed through to common unitholders and non-controlling
interests and the decrease in the expense for the state income tax.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Blackstone’s Provision for Taxes for the six months ended June 30, 2019 and 2018 was $79.9 million and $193.2 million, respectively. This resulted in an effective tax rate of 4.4% and 7.5%, respectively.
The decrease in Blackstone’s effective tax rate for the six months ended June 30, 2019, compared to the six months ended June 30, 2018 resulted primarily from the increase in the benefit for the exclusion of income passed through to common unitholders and non-controlling
interests and the decrease in the expense for the state income tax.
Additional information regarding our income taxes can be found in Note 14. “Income Taxes” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
On July 1, 2019, we completed our Conversion from a Delaware limited partnership to the Corporation. See “Part II. Item 1A. Risk Factors — Following the Conversion, we expect to pay more corporate income taxes than we would have as a limited partnership” and “— Conversion to a Corporation” in our Quarterly Report on Form
 10-Q
for the quarter ended March 31, 2019.

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
Net Income Attributable to
Non-Controlling
Interests in Blackstone Holdings is derived from the Income Before Provision for Taxes, excluding the Net Gains from Fund Investment Activities and the percentage allocation of the income between Blackstone personnel and others who are limited partners of Blackstone Holdings and Blackstone after considering any contractual arrangements that govern the allocation of income such as fees allocable to Blackstone.
For the three months ended June 30, 2019 and 2018, the Net Income Before Taxes allocated to Blackstone Holdings was 44.0% and 43.9%, respectively. For the six months ended June 30, 2019 and 2018, the net income before taxes allocated to Blackstone personnel and others who are limited partners of Blackstone Holdings was 44.0% and 44.1%, respectively. The increase of 0.1% in the three month period was primarily due to repurchases of common units and the vesting of common units. The decrease of 0.1% in the six month period was primarily due to conversion of Blackstone Holdings Partnership Units to Blackstone common units and the vesting of common units.
The Other Income — Reduction of Tax Receivable Agreement Liability was entirely allocated to Blackstone.
Operating Metrics
The following graphs and tables summarize the
Fee-Earning
and Total Assets Under Management by Segment, followed by a rollforward of activity for the three and six months ended June 30, 2019 and 2018. For a description of how Assets Under Management and
Fee-Earning
Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and
Fee-Earning
Assets Under Management”:

Note:       Totals may not add due to rounding.

	Three Months Ended
	June 30, 2019					June 30, 2018
		Private	Hedge Fund				Private	Hedge Fund
	Real Estate	Equity	Solutions	Credit	Total	Real Estate	Equity	Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$94,223,034	$85,446,868	$73,647,014	$99,676,478	$352,993,394	$87,284,578	$72,398,415	$73,570,498	$111,397,306	$344,650,797
Inflows, including Commitments (a)	25,130,260	13,723,729	3,578,265	7,548,513	49,980,767	5,937,991	7,057,401	2,379,116	5,579,039	20,953,547
Outflows, including Distributions (b)	(5,571,573)	(444,360)	(3,943,643)	(2,231,944)	(12,191,520)	(1,381,867)	(617,880)	(4,355,699)	(21,548,439)	(27,903,885)

Net Inflows (Outflows)	19,558,687	13,279,369	(365,378)	5,316,569	37,789,247	4,556,124	6,439,521	(1,976,583)	(15,969,400)	(6,950,338)
Realizations (c)	(2,375,372)	(2,103,962)	(276,016)	(1,201,419)	(5,956,769)	(2,459,391)	(1,000,261)	(100,122)	(1,414,399)	(4,974,173)
Market Appreciation (Depreciation) (d)(g)	880,745	(155,003)	1,647,800	665,228	3,038,770	(604,810)	208,022	395,497	253,150	251,859

Balance, End of Period (e)	$112,287,094	$96,467,272	$74,653,420	$104,456,856	$387,864,642	$88,776,501	$78,045,697	$71,889,290	$94,266,657	$332,978,145

Increase (Decrease)	$18,064,060	$11,020,404	$1,006,406	$4,780,378	$34,871,248	$1,491,923	$5,647,282	$(1,681,208)	$(17,130,649)	$(11,672,652)
Increase (Decrease)	19%	13%	1%	5%	10%	2%	8%	-2%	-15%	-3%

	Six Months Ended
	June 30, 2019					June 30, 2018
		Private	Hedge Fund				Private	Hedge Fund
	Real Estate	Equity	Solutions	Credit	Total	Real Estate	Equity	Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$93,252,724	$80,008,166	$72,280,606	$96,986,011	$342,527,507	$83,984,824	$70,140,883	$69,914,061	$111,304,230	$335,343,998
Inflows, including Commitments (a)	27,864,125	22,386,445	5,212,771	11,414,091	66,877,432	9,488,268	10,461,715	6,195,502	11,131,172	37,276,657
Outflows, including Distributions (b)	(5,836,255)	(1,172,943)	(6,011,376)	(5,474,048)	(18,494,622)	(1,592,458)	(1,087,275)	(5,258,000)	(23,593,109)	(31,530,842)

Net Inflows (Outflows)	22,027,870	21,213,502	(798,605)	5,940,043	48,382,810	7,895,810	9,374,440	937,502	(12,461,937)	5,745,815
Realizations (c)	(4,589,190)	(4,664,973)	(440,452)	(2,168,269)	(11,862,884)	(3,953,617)	(1,736,535)	(155,877)	(3,408,975)	(9,255,004)
Market Appreciation (Depreciation) (d)(h)	1,595,690	(89,423)	3,611,871	3,699,071	8,817,209	849,484	266,909	1,193,604	(1,166,661)	1,143,336

Balance, End of Period (e)	$112,287,094	$96,467,272	$74,653,420	$104,456,856	$387,864,642	$88,776,501	$78,045,697	$71,889,290	$94,266,657	$332,978,145

Increase (Decrease)	$19,034,370	$16,459,106	$2,372,814	$7,470,845	$45,337,135	$4,791,677	$7,904,814	$1,975,229	$(17,037,573)	$(2,365,853)
Increase (Decrease)	20%	21%	3%	8%	13%	6%	11%	3%	-15%	-1%
Annualized Base Management Fee Rate (f)	0.91%	1.10%	0.73%	0.57%	0.83%	1.12%	1.00%	0.72%	0.50%	0.83%

	Three Months Ended
	June 30, 2019					June 30, 2018
		Private	Hedge Fund				Private	Hedge Fund
	Real Estate	Equity	Solutions	Credit	Total	Real Estate	Equity	Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$140,334,043	$158,988,748	$80,182,772	$132,272,199	$511,777,762	$119,575,884	$111,414,214	$78,657,551	$139,966,177	$449,613,826
Inflows, including Commitments (a)	14,364,834	16,806,806	3,812,651	10,126,818	45,111,109	5,124,391	6,282,722	2,995,023	5,687,114	20,089,250
Outflows, including Distributions (b)	(599,928)	(178,901)	(4,114,571)	(2,341,479)	(7,234,879)	(1,002,502)	(401,296)	(4,544,409)	(21,647,826)	(27,596,033)

Net Inflows (Outflows)	13,764,906	16,627,905	(301,920)	7,785,339	37,876,230	4,121,889	5,881,426	(1,549,386)	(15,960,712)	(7,506,783)
Realizations (c)	(3,989,755)	(4,678,685)	(296,126)	(1,629,825)	(10,594,391)	(4,326,910)	(2,058,727)	(126,015)	(1,791,552)	(8,303,204)
Market Appreciation (d)(i)	3,495,626	233,719	1,850,954	842,437	6,422,736	29,110	4,287,605	420,928	845,174	5,582,817

Balance, End of Period (e)	$153,604,820	$171,171,687	$81,435,680	$139,270,150	$545,482,337	$119,399,973	$119,524,518	$77,403,078	$123,059,087	$439,386,656

Increase (Decrease)	$13,270,777	$12,182,939	$1,252,908	$6,997,951	$33,704,575	$(175,911)	$8,110,304	$(1,254,473)	$(16,907,090)	$(10,227,170)
Increase (Decrease)	9%	8%	2%	5%	7%	-0%	7%	-2%	-12%	-2%

	Six Months Ended
	June 30, 2019					June 30, 2018
		Private	Hedge Fund				Private	Hedge Fund
	Real Estate	Equity	Solutions	Credit	Total	Real Estate	Equity	Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$136,247,229	$130,665,286	$77,814,516	$127,515,286	$472,242,317	$115,340,363	$105,560,576	$75,090,834	$138,136,470	$434,128,243
Inflows, including Commitments (a)	19,398,685	45,278,266	6,381,594	16,959,688	88,018,233	8,747,267	9,817,185	6,935,637	12,768,519	38,268,608
Outflows, including Distributions (b)	(1,750,109)	(421,901)	(6,222,189)	(6,896,662)	(15,290,861)	(1,150,663)	(779,956)	(5,671,098)	(23,608,043)	(31,209,760)

Net Inflows (Outflows)	17,648,576	44,856,365	159,405	10,063,026	72,727,372	7,596,604	9,037,229	1,264,539	(10,839,524)	7,058,848
Realizations (c)	(7,047,896)	(8,421,343)	(482,684)	(2,902,661)	(18,854,584)	(6,993,625)	(3,100,511)	(182,087)	(4,283,836)	(14,560,059)
Market Appreciation (d)(j)	6,756,911	4,071,379	3,944,443	4,594,499	19,367,232	3,456,631	8,027,224	1,229,792	45,977	12,759,624

Balance, End of Period (e)	$153,604,820	$171,171,687	$81,435,680	$139,270,150	$545,482,337	$119,399,973	$119,524,518	$77,403,078	$123,059,087	$439,386,656

Increase (Decrease)	$17,357,591	$40,506,401	$3,621,164	$11,754,864	$73,240,020	$4,059,610	$13,963,942	$2,312,244	$(15,077,383)	$5,258,413
Increase (Decrease)	13%	31%	5%	9%	16%	4%	13%	3%	-11%	1%

(a)	Inflows represent contributions in our hedge funds and closed end mutual funds, increases in available capital for our carry funds (capital raises, recallable capital and increased side-by-side
commitments) and CLOs, increases in the capital we manage pursuant to separately managed account programs, allocations from multi-asset products to other strategies and acquisitions.

(b)	Outflows represent redemptions in our hedge funds and closed end mutual funds, client withdrawals from our separately managed account programs and decreases in available capital for our carry funds (expired capital, expense drawdowns and decreased side-by-side
commitments).

(c)	Realizations represent realizations from the disposition of assets or capital returned to investors from CLOs.

(d)	Market appreciation (depreciation) includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.

(e)	Assets Under Management are reported in the segment where the assets are managed.

(f)	Represents the annualized current quarter’s Base Management Fee divided by period end Fee-Earning Assets Under Management.

(g)	For the three months ended June 30, 2019, the impact to
Fee-Earning
Assets Under Management due to foreign exchange rate fluctuations was $150.3 million, $(161.6) million and $(11.3) million for the Real Estate, Credit and Total segments, respectively. For the three months ended June 30, 2018, such impact was $(1.3) billion, $(697.4) million and $(2.0) billion for the Real Estate, Credit and Total segments, respectively.

(h)	For the six months ended June 30, 2019, the impact to
Fee-Earning
Assets Under Management due to foreign exchange rate fluctuations was $(82.1) million, $(272.0) million and $(354.1) million for the Real Estate, Credit and Total segments, respectively. For the six months ended June 30, 2018, such impact was $(711.4) million, $(300.5) million and $(1.0) billion for the Real Estate, Credit and Total segments, respectively.

(i)	For the three months ended June 30, 2019, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $156.5 million, $(64.3) million, $(189.4) million and $(97.1) million for the Real Estate, Private Equity, Credit and Total segments, respectively. For the three months ended June 30, 2018, such impact was $(2.7) billion, $(743.3) million, $(882.7) million and $(4.3) billion for the Real Estate, Private Equity, Credit and Total segments, respectively.

(j)	For the six months ended June 30, 2019, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(271.8) million, $107.4 million, $(296.9) million and $(461.4) million for the Real Estate, Private Equity, Credit and Total segments, respectively. For the six months ended June 30, 2018, such impact was $(1.5) billion, $(270.2) million, $(439.9) million and $(2.2) billion for the Real Estate, Private Equity, Credit and Total segments, respectively.

Fee-Earning
Assets Under Management
Fee-Earning
Assets Under Management were $387.9 billion at June 30, 2019, an increase of $34.9 billion, or 10%, compared to $353.0 billion at March 31, 2019. The net increase was due to:
•	Inflows of $50.0 billion related to:

o	$25.1 billion in our Real Estate segment driven by $19.1 billion from BREP IX, which started its investment period on June 3, 2019 (this amount was reflected in Total Assets Under Management at each closing of the fund), $2.1 billion from BREIT, $1.7 billion in BPP and $1.5 billion from BREDS,

o	$13.7 billion in our Private Equity segment driven by $7.1 billion from BIP, $5.7 billion from Strategic Partners, $705.3 million from Tactical Opportunities and $249.4 million from multi-asset products,

o	$7.5 billion in our Credit segment driven by $2.8 billion from BIS, $1.6 billion from certain long only and MLP strategies, $1.4 billion from direct lending, $1.4 billion from our distressed strategies, $741.9 million from our mezzanine funds and $453.2 million from a new CLO, partially offset by $864.0 million of allocations to other strategies, and

o	$3.6 billion in our Hedge Fund Solutions segment driven by $2.4 billion from individual investor and specialized solutions, $662.1 million from commingled products and $544.1 million from customized solutions.

•	Market appreciation of $3.0 billion due to:

o	$1.6 billion of appreciation in our Hedge Fund Solutions segment driven by returns from BAAM’s Principal Solutions Composite of 2.0% gross (1.8% net),

o	$880.7 million of appreciation in our Real Estate segment driven by $612.0 million of appreciation from our core+ real estate funds ($559.4 million from market appreciation and $52.6 million from foreign exchange appreciation) and $200.0 million of market appreciation from BREDS, and

o	$665.2 million of appreciation in our Credit segment driven by $643.3 million of appreciation from certain long only and MLP strategies as well as $137.6 million of appreciation from BIS, partially offset by $161.6 million of foreign exchange depreciation.

Offsetting these increases were:
•	Outflows of $12.2 billion primarily attributable to:

o	$5.6 billion in our Real Estate segment driven by $5.4 billion of uninvested reserves at the end of BREP VIII’s investment period,

o	$3.9 billion in our Hedge Fund Solutions segment driven by $1.5 billion from customized solutions, $1.3 billion from individual investor and specialized solutions and $1.1 billion from commingled products, and

o	$2.2 billion in our Credit segment driven by $1.8 billion from certain long only and MLP strategies and $189.1 million from our distressed strategies.

•	Realizations of $6.0 billion primarily driven by:

o	$2.4 billion in our Real Estate segment driven by $1.4 billion from BREP opportunistic funds and co-investment, $480.0 million from core+ real estate funds and $527.7 million from BREDS,

o	$2.1 billion in our Private Equity segment driven by $1.0 billion from corporate private equity, $616.7 million from Tactical Opportunities and $390.8 million from Strategic Partners, and

o	$1.2 billion in our Credit segment driven by $533.6 million from our distressed strategies, $189.2 million from certain long only and MLP strategies and $178.0 million from mezzanine funds.

Hedge Fund Solutions had net inflows of $2.7 billion from July 1 through August 1, 2019.
Fee-Earning
Assets Under Management were $387.9 billion at June 30, 2019, an increase of $45.3 billion, or 13%, compared to $342.5 billion at December 31, 2018. The net increase was due to:
•	Inflows of $66.9 billion related to:

o	$27.9 billion in our Real Estate segment driven by $19.1 billion from BREP IX, which started its investment period on June 3, 2019 (this amount was reflected in Total Assets Under Management at each closing of the fund), $3.0 billion from BREIT, $2.3 billion from BREDS, $2.0 billion from BPP U.S. and co-investment
and $497.9 million from BPP Europe and
co-investment,

o	$22.4 billion in our Private Equity segment driven by $11.1 billion from Strategic Partners, $8.1 billion from BIP, $1.6 billion from Tactical Opportunities, $841.2 million from multi-asset products and $620.8 million from core private equity,

o	$11.4 billion in our Credit segment driven by $2.9 billion from BIS, $2.8 billion from certain long only and MLP strategies, $2.3 billion from direct lending, $2.0 billion from our distressed strategies, $1.5 billion from CLO launches and $822.3 million from our mezzanine funds, partially offset by $1.1 billion of allocations to other strategies and

o	$5.2 billion in our Hedge Fund Solutions segment driven by $3.1 billion from individual investor and specialized solutions, $1.1 billion from customized solutions and $983.5 million from commingled products.

•	Market appreciation of $8.8 billion due to:
o	$3.7 billion of appreciation in our Credit segment driven by $3.1 billion of appreciation from certain long only and MLP strategies as well as $807.8 million of appreciation from BIS, partially offset by $272.0 million of foreign exchange depreciation,
o	$3.6 billion of appreciation in our Hedge Fund Solutions segment driven by returns from BAAM’s Principal Solutions Composite of 5.4% gross (5.0% net), and
o	$1.6 billion of appreciation in our Real Estate segment driven by $1.2 billion of appreciation from our core+ real estate funds ($1.3 billion from market appreciation and $41.9 million from foreign exchange depreciation) and $450.8 million of foreign exchange appreciation from BREDS.
Offsetting these increases were:
•	Outflows of $18.5 billion primarily attributable to:
o	$6.0 billion in our Hedge Fund Solutions segment driven by $2.7 billion from customized solutions, $2.1 billion from individual investor and specialized solutions and $1.1 billion from commingled products,
o	$5.8 billion in our Real Estate segment driven by $5.4 billion of uninvested reserves at the end of BREP VIII’s investment period (this amount is still classified as available capital and included in Total Assets Under Management) and $256.8 million of redemptions from the BREDS liquids funds,
o	$5.5 billion in our Credit segment driven by $3.6 billion from certain long only and MLP strategies, $1.2 billion from BIS and $333.2 million from our distressed strategies, and
o	$1.2 billion in our Private Equity segment driven by $369.2 million from corporate private equity, $362.7 million from multi-asset products, $194.1 million from BXLS and $183.9 million from Tactical Opportunities.
•	Realizations of $11.9 billion primarily driven by:
o	$4.7 billion in our Private Equity segment driven by $2.6 billion from corporate private equity, $968.0 million from Tactical Opportunities, $854.5 million from Strategic Partners and $226.7 million from core private equity,
o	$4.6 billion in our Real Estate segment driven by $2.5 billion from BREP opportunistic funds and co-investment, $1.1 billion from core+ real estate funds and $989.9 million from BREDS, and
o	$2.2 billion in our Credit segment driven by $893.0 million from our distressed strategies, $471.5 million from mezzanine funds and $368.8 million from certain long only and MLP strategies.
Total Assets Under Management
Total Assets Under Management were $545.5 billion at June 30, 2019, an increase of $33.7 billion compared to $511.8 billion at March 31, 2019. The net increase was due to:
•	Inflows of $45.1 billion related to:
o	$16.8 billion in our Private Equity segment driven by $7.2 billion from BIP, $6.3 billion from Strategic Partners, $2.4 billion from corporate private equity, $821.6 million from Tactical Opportunities and $142.7 million from core private equity,
o	$14.4 billion in our Real Estate segment driven by $8.4 billion from the initial close of the sixth European opportunistic fund (this amount will be reflected in Fee-Earning Assets Under Management when the investment period commences), $1.4 billion capital raised from BREP IX, $2.0 billion capital raised from BREIT, $1.2 billion from BREDS and $887.7 million from BPP funds,
o	$10.1 billion in our Credit segment driven by $5.5 billion from BIS, $2.4 billion from direct lending, $1.7 billion from certain long only and MLP strategies, $628.6 million from our distressed strategies and $453.2 million from a new CLO, partially offset by $864.0 million of allocations to other strategies and

o	$3.8 billion in our Hedge Fund Solutions segment driven by $1.9 billion from individual investor and specialized solutions, $1.2 billion from customized solutions and $673.2 million from commingled products.

•	Market appreciation of $6.4 billion due to:

o	$3.5 billion of appreciation in our Real Estate segment driven by carrying value increases in our opportunistic and core+ real estate funds of 4.4% and 0.8%, respectively, which includes $156.5 million of foreign exchange appreciation across the segment,

o	$1.9 billion of appreciation in our Hedge Fund Solutions segment driven by reasons noted above in Fee-Earning Assets Under Management,

o	$842.4 million of appreciation in our Credit segment driven by $693.1 million of appreciation from certain long only and MLP strategies and $207.9 million of appreciation from our mezzanine funds, partially offset by $189.4 million of foreign exchange depreciation, and

o	$233.7 million of appreciation in our Private Equity segment driven by carrying value increase in corporate private equity and Tactical Opportunities of 0.7% and 1.3%, respectively, which included $64.3 million of foreign exchange depreciation across the segment.

Total Assets Under Management market appreciation (depreciation) in our Real Estate and Private Equity segments generally represents the change in fair value of the investments held and typically exceeds the
Fee-Earning
Assets Under Management market appreciation (depreciation).
Offsetting these increases were:
•	Realizations of $10.6 billion primarily driven by:

o	$4.7 billion in our Private Equity segment driven by continued disposition activity across the segment, mainly related to $2.6 billion from corporate private equity, $1.2 billion from Tactical Opportunities, $621.4 million from Strategic Partners, $137.5 million from core private equity and $136.0 million from BXLS,

o	$4.0 billion in our Real Estate segment driven by $3.1 billion from BREP opportunistic and co-investment, $505.3 million from core+ real estate funds and $358.7 million from BREDS, and

o	$1.6 billion in our Credit segment driven by $724.2 million from our distressed strategies, $295.9 million from our mezzanine funds and $251.8 million from direct lending.

Total Assets Under Management realizations in our Real Estate and Private Equity segments generally represent the total proceeds and typically exceed the
Fee-Earning
Assets Under Management realizations which generally represent only the invested capital.
•	Outflows of $7.2 billion primarily attributable to:

o	$4.1 billion in our Hedge Fund Solutions segment driven by $1.5 billion from customized solutions, $1.3 billion from individual investor and specialized solutions and $1.3 billion from commingled products,

o	$2.3 billion in our Credit segment driven by $1.9 billion from certain long only and MLP strategies and $150.2 million from our distressed strategies, and

o	$599.9 million in our Real Estate segment driven by redemptions from BREDS liquids funds and the release of uninvested capital for both a core+ vehicle and BREDS drawdown vehicle.

Total Assets Under Management were $545.5 billion at June 30, 2019, an increase of $73.2 billion, or 16%, compared to $472.2 billion at December 31, 2018. The net increase was due to:
•	Inflows of $88.0 billion related to:

o	$45.3 billion in our Private Equity segment driven by $24.9 billion from corporate private equity due to the initial close for the eighth flagship private equity fund in the first quarter of 2019 (this amount will be reflected in Fee-Earning Assets Under Management when the investment period commences), $9.0 billion from Strategic Partners, $8.3 billion from BIP, $3.0 billion from Tactical Opportunities and $324.3 million from core private equity, partially offset by $210.2 million from BXLS,

o	$19.4 billion in our Real Estate segment driven by $8.4 billion from the initial close of the sixth European opportunistic fund, $3.9 billion capital raised from BREP IX, $2.9 billion capital raised from BREIT, $1.7 billion from BPP funds and $1.6 billion from BREDS,

o	$17.0 billion in our Credit segment driven by $5.6 billion from BIS, $4.0 billion from direct lending, $3.5 billion from our distressed strategies, $3.0 billion from certain long only and MLP strategies and $1.5 billion from CLO launches, and

o	$6.4 billion in our Hedge Fund Solutions segment driven by $2.7 billion from individual investor and specialized solutions, $2.6 billion from customized solutions, and $1.0 billion from commingled products.

•	Market appreciation of $19.4 billion due to:

o	$6.8 billion of appreciation in our Real Estate segment driven by carrying value increases in our opportunistic and core+ real estate funds of 9.1% and 4.1%, respectively, which includes $271.8 million of foreign exchange depreciation across the segment,

o	$4.6 billion of appreciation in our Credit segment driven by $3.2 billion of appreciation from certain long only and MLP strategies, $807.8 million of appreciation from BIS, $467.4 million of appreciation from our mezzanine funds and $244.6 million from direct lending, partially offset by $296.9 million of foreign exchange depreciation,

o	$4.1 billion of appreciation in our Private Equity segment driven by carrying value increase in corporate private equity, Tactical Opportunities and Strategic Partners of 5.3%, 4.0% and 1.8%, respectively, which included $107.4 million of foreign exchange appreciation across the segment, and

o	$3.9 billion of appreciation in our Hedge Fund Solutions segment driven by reasons noted above in Fee-Earning Assets Under Management.

Offsetting these increases were:
•	Realizations of $18.9 billion primarily driven by:

o	$8.4 billion in our Private Equity segment driven by continued disposition activity across the segment, mainly related to $4.8 billion from corporate private equity, $1.8 billion from Tactical Opportunities, $1.1 billion from Strategic Partners, $378.0 million from core private equity, and $283.8 million from BXLS,

o	$7.0 billion in our Real Estate segment driven by $5.2 billion from BREP opportunistic and co-investment, $1.1 billion from core+ real estate funds and $717.6 million from BREDS, and

o	$2.9 billion in our Credit segment driven by $1.2 billion from our distressed strategies, $690.3 million from our mezzanine strategies, $378.0 million from certain long only and MLP strategies and $368.8 million from direct lending.

•	Outflows of $15.3 billion primarily attributable to:

o	$6.9 billion in our Credit segment driven by $3.6 billion from certain long only and MLP strategies, $1.4 billion from direct lending and $1.2 billion from BIS,

o	$6.2 billion in our Hedge Fund Solutions segment driven by $2.7 billion from customized solutions, $2.1 billion from individual investor and specialized solutions and $1.3 billion from commingled products, and

o	$1.8 billion in our Real Estate segment driven by redemptions from BREDS liquids funds and the release of uninvested capital for both a core+ vehicle and BREDS drawdown vehicle.

Limited Partner Capital Invested
The following presents the Limited Partner Capital Invested for each of the respective three month periods:

Note:    Totals may not add due to rounding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
	(Dollars in Thousands)
Limited Partner Capital Invested
Real Estate	$4,538,154	$3,887,091	$8,792,355	$6,927,157
Private Equity	2,356,960	6,909,871	5,658,909	13,338,863
Hedge Fund Solutions	112,753	1,101,801	868,571	1,209,807
Credit	1,018,831	3,158,897	2,030,192	4,426,196

	$8,026,698	$15,057,660	$17,350,027	$25,902,023

Dry Powder
The following presents our Dry Powder as of quarter end of each period:

Note:	Totals may not add due to rounding.

(a)	Represents illiquid drawdown funds, a component of Perpetual Capital and fee-paying
co-investments;
includes
fee-paying
third party capital as well as general partner and employee capital that does not earn fees. Amounts are reduced by outstanding capital commitments, for which capital has not yet been invested.

	June 30,
	2018	2019
	(Dollars in Thousands)
Dry Powder Available for Investment
Real Estate	$26,545,329	$45,079,008
Private Equity	36,425,713	74,928,694
Hedge Fund Solutions	3,501,849	2,390,445
Credit	21,844,231	27,920,402

	$88,317,122	$150,318,549

Net Accrued Performance Revenues
The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of June 30, 2019 and 2018. Net Accrued Performance Revenues presented do not include clawback amounts, if any, which are disclosed in Note 18. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. The Net Accrued Performance Revenues as of each reporting date were principally unrealized; if realized, such amount can be a significant component of Distributable Earnings. See “—
Non-GAAP
Financial Measures” for our reconciliation of Net Accrued Performance Revenues.

	June 30,
	2019	2018
	(Dollars in Millions)
Real Estate
BREP IV	$11	$14
BREP V	54	159
BREP VI	106	132
BREP VII	542	592
BREP VIII	517	317
BREP International II	25	—
BREP Europe III	—	33
BREP Europe IV	209	211
BREP Europe V	161	61
BREP Asia I	159	110
BPP	242	194
BREIT	36	10
BREDS	28	29
BTAS	41	31

Total Real Estate (a)	2,133	1,893

Private Equity
BCP IV	37	99
BCP V	—	87
BCP VI	755	911
BCP VII	293	94
BCP Asia	6	—
BEP I	134	142
BEP II	54	50
Tactical Opportunities	140	152
Strategic Partners	98	91
BCEP	30	—
BTAS	51	30
Other	—	1

Total Private Equity (a)	1,599	1,657

Hedge Fund Solutions	69	23

Credit	244	299

Total Blackstone Net Accrued Performance Revenues	$4,044	$3,872

Note:    Totals may not add due to rounding.
(a)	Real Estate and Private Equity include Co-Investments, as applicable.

For the year ended June 30, 2019, Net Accrued Performance Revenues receivable was increased by Net Accrued Performance Revenues of  $1.2 billion and decreased by net realized distributions of  $1.0 billion.

Invested Performance Revenue Eligible Assets Under Management
The following presents our Invested Performance Revenue Eligible Assets Under Management as of quarter end for each period:

Note:    Totals may not add due to rounding.

Perpetual Capital
The following presents our Perpetual Capital as of quarter end for each period:

Note:	Totals may not add due to rounding.

Investment Record
Fund returns information for our significant funds is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund returns information reflected in this discussion and analysis is not indicative of the financial performance of Blackstone and is also not necessarily indicative of the future performance of any particular fund. An investment in Blackstone is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.
The following table presents the investment record of our significant drawdown funds from inception through June 30, 2019:

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars in Thousands, Except Where Noted)

Real Estate
Pre-BREP	$140,714	$—	$—	N/A	-	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	-	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	-	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	N/A	-	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	85,178	0.1x	53%	4,493,255	2.2x	4,578,433	1.7x	28%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	519,637	1.6x	33%	12,804,964	2.3x	13,324,601	2.3x	12%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,444	—	1,007,808	2.5x	53%	26,707,066	2.5x	27,714,874	2.5x	13%	13%
BREP VII (Aug 2011 / Apr 2015)	13,496,564	1,906,353	8,990,819	1.7x	16%	20,543,254	2.1x	29,534,073	2.0x	24%	17%
BREP VIII (Apr 2015 / Jun 2019)	16,585,073	5,069,766	15,875,492	1.4x	1%	5,251,374	1.6x	21,126,866	1.4x	27%	15%
BREP IX (Jun 2019 / Dec 2024)	19,562,369	19,562,369	—	N/A	-	—	N/A	—	N/A	N/A	N/A

Total Global BREP	$71,685,031	$26,538,488	$26,478,934	1.5x	9%	$77,334,831	2.2x	$103,813,765	2.0x	18%	16%

BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€—	N/A	-	€1,370,659	2.1x	€1,370,659	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008) (e)	1,629,748	—	167,659	4.4x	-	2,392,421	1.8x	2,560,080	1.8x	8%	8%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,167	465,609	665,111	0.9x	-	5,496,293	2.5x	6,161,404	2.1x	21%	15%
BREP Europe IV (Sep 2013 / Dec 2016)	6,709,145	1,346,165	4,161,915	1.6x	13%	7,564,756	2.0x	11,726,671	1.8x	24%	17%
BREP Europe V (Dec 2016 / Jun 2022)	7,944,368	2,928,021	6,474,004	1.3x	-	186,289	2.4x	6,660,293	1.3x	64%	17%
BREP Europe VI (TBD)	7,525,683	7,525,681	—	N/A	-	—	N/A	—	N/A	N/A	N/A

Total Euro BREP	€27,838,283	€12,265,476	€11,468,689	1.4x	5%	€17,010,418	2.1x	€28,479,107	1.7x	16%	14%

BREP Asia I (Jun 2013 / Dec 2017)	$5,096,361	$1,728,965	$4,211,773	1.5x	11%	$3,312,116	1.8x	$7,523,889	1.6x	21%	15%
BREP Asia II (Dec 2017 / Jun 2023)	7,179,916	5,408,481	1,968,923	1.1x	-	2,000	N/M	1,970,923	1.1x	N/M	4%
BREP Co-Investment (f)	7,045,918	157,335	1,767,526	1.9x	26%	12,666,695	2.1x	14,434,221	2.1x	16%	16%

Total BREP	$124,393,601	$47,740,949	$47,848,849	1.4x	12%	$114,954,153	2.2x	$162,803,002	1.9x	18%	15%

BPP (Various) (g)	26,737,038	1,222,865	30,407,207	1.2x	-	4,504,405	2.3x	34,911,612	1.3x	N/M	10%
BREDS High-Yield (Various) (h)	12,053,117	2,422,012	3,554,670	1.1x	-	10,742,370	1.3x	14,297,040	1.2x	11%	11%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars in Thousands, Except Where Noted)

Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	N/A	-	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	-	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	N/A	-	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	13,723	N/A	-	2,953,649	1.4x	2,967,372	1.4x	6%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	204,794	169,034	2.6x	-	21,417,730	2.9x	21,586,764	2.9x	36%	36%
BCP V (Dec 2005 / Jan 2011)	21,013,586	1,039,733	803,327	0.8x	44%	37,188,995	1.9x	37,992,322	1.9x	9%	8%
BCP VI (Jan 2011 / May 2016)	15,191,541	1,740,222	13,779,127	1.7x	38%	13,530,145	2.1x	27,309,272	1.9x	19%	13%
BEP I (Aug 2011 / Feb 2015)	2,435,285	224,784	1,942,443	1.9x	58%	2,655,839	1.9x	4,598,282	1.9x	16%	14%
BEP II (Feb 2015 / Feb 2021)	4,912,842	857,610	4,410,554	1.3x	-	269,992	1.8x	4,680,546	1.3x	24%	9%
BCP VII (May 2016 / May 2022)	18,787,568	7,414,455	12,744,292	1.4x	-	1,167,223	1.7x	13,911,515	1.4x	42%	19%
BCP Asia (Dec 2017 / Dec 2023)	2,389,096	1,495,423	565,977	1.3x	-	—	N/A	565,977	1.3x	N/A	37%
BEP III (TBD)	3,808,631	3,808,631	—	N/A	-	—	N/A	—	N/A	N/A	N/A
BCP VIII (TBD)	23,186,208	23,186,208	—	N/A	-	—	N/A	—	N/A	N/A	N/A

Total Corporate Private Equity	$106,822,872	$39,996,435	$34,428,477	1.5x	19%	$93,366,818	2.1x	$127,795,295	1.9x	16%	15%

Tactical Opportunities (Various)	23,700,086	10,574,775	10,193,246	1.2x	10%	7,679,719	1.7x	17,872,965	1.4x	21%	10%
Tactical Opportunities Co-Investment and Other (Various)	5,938,806	1,955,170	3,777,453	1.2x	5%	1,767,187	1.5x	5,544,640	1.3x	24%	12%

Total Tactical Opportunities	$29,638,892	$12,529,945	$13,970,699	1.2x	9%	$9,446,906	1.7x	$23,417,605	1.4x	21%	11%

Strategic Partners I-V (Various) (i)	11,862,601	1,752,541	1,281,172	N/M	-	16,352,178	N/M	17,633,350	1.5x	N/A	13%
Strategic Partners VI (Apr 2014 / Apr 2016) (i)	4,362,750	1,123,539	1,590,319	N/M	-	2,956,879	N/M	4,547,198	1.5x	N/A	17%
Strategic Partners VII (May 2016 / Mar 2019) (i)	7,489,970	2,489,452	5,673,278	N/M	-	885,791	N/M	6,559,069	1.4x	N/A	25%
Strategic Partners RA II (May 2017 / Mar 2022) (i)	1,749,807	684,257	730,741	N/M	-	109,311	N/M	840,052	1.2x	N/A	17%
Strategic Partners VIII (Mar 2019 / Jul 2023) (i)	10,533,600	7,676,804	591,603	N/M	-	—	N/A	591,603	1.0x	N/A	N/M
Strategic Partners RE, SMA and Other (Various) (i)	5,665,536	1,881,140	1,926,558	N/M	-	968,040	N/M	2,894,598	1.3x	N/A	17%

Total Strategic Partners	$41,664,264	$15,607,733	$11,793,671	N/M	-	$21,272,199	N/M	$33,065,870	1.4x	N/A	14%

BCEP (Jan 2017 / Jan 2021) (j)	4,755,613	2,281,812	3,102,524	1.2x	-	378,007	1.6x	3,480,531	1.3x	27%	14%
BIP (Various)	13,659,163	12,471,902	1,187,262	1.0x	100%	—	N/A	1,187,262	1.0x	N/A	N/M

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars in Thousands, Except Where Noted)

Hedge Fund Solutions
Total Strategic Capital Holdings (Dec 2013 / Jun 2020) (k)	$3,378,575	$730,855	$1,676,269	1.1x	-	$392,301	N/M	$2,068,570	1.4x	N/A	9%

Credit (l)
Mezzanine I (Jul 2007 / Oct 2011)	$2,000,000	$97,114	$22,864	1.2x	-	$4,772,270	1.6x	$4,795,134	1.6x	N/A	17%
Mezzanine II (Nov 2011 / Nov 2016)	4,120,000	1,078,506	1,898,494	1.0x	7%	4,816,985	1.6x	6,715,479	1.4x	N/A	12%
Mezzanine III (Sep 2016 / Sep 2021)	6,639,133	2,260,839	4,323,712	1.1x	2%	1,248,248	1.6x	5,571,960	1.2x	N/A	13%
Stressed / Distressed Investing I (Sep 2009 / May 2013)	3,253,143	135,000	201,288	0.4x	-	5,744,873	1.6x	5,946,161	1.4x	N/A	10%
Stressed / Distressed Investing II (Jun 2013 / Jun 2018)	5,125,000	540,145	1,686,278	0.8x	18%	3,971,120	1.3x	5,657,398	1.1x	N/A	5%
Stressed / Distressed Investing III (Dec 2017 / Dec 2022)	7,356,380	5,447,806	1,780,427	1.0x	2%	553,681	1.3x	2,334,108	1.1x	N/A	15%
Energy Select Opportunities (Nov 2015 / Nov 2018)	2,856,867	884,658	2,022,053	1.2x	-	670,729	1.6x	2,692,782	1.3x	N/A	12%
Energy Select Opportunities II (Feb 2019 / Feb 2024)	3,347,431	2,976,038	489,928	1.0x	-	—	N/A	489,928	1.0x	N/A	N/M
Euro
European Senior Debt Fund (Feb 2015 / Feb 2019)	€1,694,689	€318,903	€2,108,075	1.0x	-	€940,008	1.6x	€3,048,083	1.2x	N/A	10%
European Senior Debt Fund II (Jun 2019 / Jun 2024)	€629,740	€476,310	€152,443	1.0x	-	€—	N/A	€152,443	1.0x	N/A	N/M

Total Credit	$37,678,960	$14,325,694	$14,999,276	1.0x	4%	$22,853,291	1.5x	$37,852,567	1.3x	N/A	12%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

N/M	Not meaningful generally due to the limited time since initial investment.

N/A	Not applicable.

(a)	Excludes investment vehicles where Blackstone does not earn fees.

(b)	Available Capital represents total investable capital commitments, including side-by-side,
adjusted for certain expenses and expired or recallable capital and may include leverage, less invested capital. This amount is not reduced by outstanding commitments to investments.

(c)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Performance Revenues, divided by invested capital.

(d)	Net Internal Rate of Return (“IRR”) represents the annualized inception to June 30, 2019 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of limited partner cash flows. Initial inception date cash flow may differ from the Investment Period Beginning Date.

(e)	The 8% Realized Net IRR and 8% Total Net IRR exclude investors that opted out of the Hilton investment opportunity. Overall BREP International II performance reflects a 7% Realized Net IRR and a 7% Total Net IRR.

(f)	BREP
Co-Investment
represents
co-investment
capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s
realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues.

(g)	BPP represents the core+ real estate funds which invest with a more modest risk profile and lower leverage. Excludes BREIT.

(h)	BREDS High-Yield represents the flagship real estate debt drawdown funds only and excludes BREDS High-Grade.

(i)	Realizations are treated as return of capital until fully recovered and therefore unrealized and realized MOICs are not meaningful. If information is not available on a timely basis, returns are calculated from results that are reported on a three month lag.

(j)	BCEP, or Blackstone Core Equity Partners, is a core private equity fund which invests with a more modest risk profile and longer hold period.

(k)	Represents Blackstone Strategic Capital Holdings (including Co-investment) which is focused on acquiring strategic minority positions in alternative asset managers.

(l)	Funds presented represent the flagship credit drawdown funds only. The Total Credit Net IRR is the combined IRR of the credit drawdown funds presented.

Segment Analysis
Discussed below is our Segment Distributable Earnings for each of our segments. This information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources. References to “our” sectors or investments may also refer to portfolio companies and investments of the underlying funds that we manage.

Real Estate
The following table presents the results of operations for our Real Estate segment:

	Three Months Ended				Six Months Ended
	June 30,		2019 vs. 2018		June 30,		2019 vs. 2018
	2019	2018	$	%	2019	2018	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$255,636	$249,680	$5,956	2%	$515,881	$476,206	$39,675	8%
Transaction and Other Fees, Net	23,990	23,859	131	1%	47,901	46,947	954	2%
Management Fee Offsets	(1,686)	(3,785)	2,099	-55%	(1,966)	(5,453)	3,487	-64%

Total Management Fees, Net	277,940	269,754	8,186	3%	561,816	517,700	44,116	9%
Fee Related Performance Revenues	11,072	45,515	(34,443)	-76%	17,748	50,018	(32,270)	-65%
Fee Related Compensation	(97,795)	(120,783)	22,988	-19%	(212,611)	(221,393)	8,782	-4%
Other Operating Expenses	(40,114)	(36,026)	(4,088)	11%	(79,100)	(65,443)	(13,657)	21%

Fee Related Earnings	151,103	158,460	(7,357)	-5%	287,853	280,882	6,971	2%

Realized Performance Revenues	198,573	317,509	(118,936)	-37%	275,755	468,690	(192,935)	-41%
Realized Performance Compensation	(67,742)	(94,716)	26,974	-28%	(97,642)	(150,831)	53,189	-35%
Realized Principal Investment Income	47,420	50,199	(2,779)	-6%	45,289	64,889	(19,600)	-30%

Net Realizations	178,251	272,992	(94,741)	-35%	223,402	382,748	(159,346)	-42%

Segment Distributable Earnings	$329,354	$431,452	$(102,098)	-24%	$511,255	$663,630	$(152,375)	-23%

N/M    Not meaningful.
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Segment Distributable Earnings were $329.4 million for the three months ended June 30, 2019, a decrease of $102.1 million, compared to $431.5 million for the three months ended June 30, 2018. The decrease in Segment Distributable Earnings was primarily attributable to decreases of $7.4 million in Fee Related Earnings and $94.7 million in Net Realizations.
Segment Distributable Earnings in our Real Estate segment in the second quarter of 2019 were lower compared to the second quarter of 2018. This was primarily driven by lower realizations in an environment that has, despite increased optimism in the first and second quarters of 2019, been characterized by volatility and macroeconomic and geopolitical concerns, such as concerns regarding trade conflict with China and the rate of global growth. We have also seen an increasing focus in growing urban areas in certain markets in the U.S. and Western Europe toward rent regulation as a means to address residential affordability caused by undersupply. Such conditions (which may be across industries, sectors or geographies) may contribute to adverse operating performance, including by moderating rent growth in certain markets in our residential portfolio. Such conditions may also limit attractive realization opportunities for our Real Estate Segment, which had $4.0 billion of realizations in the second quarter of 2019. Overall, operating trends in our Real Estate portfolio remain stable and supply-demand fundamentals remain positive in most markets, although decelerating growth in certain sectors, including retail, may contribute to a more challenging operating environment. Factors such as increasing wages and a tight labor market create profit margin pressure in certain sectors in the U.S., including hospitality. Capital deployment in opportunistic investments in the United States continues to be challenging, as distress levels are low and asset values are relatively high. Nonetheless, our Real Estate funds deployed or committed an aggregate of $10.1 billion of capital in the second quarter of 2019, primarily in North America. Although interest rates are expected to decrease in the near term, should the Federal Reserve choose to increase interest rates against a backdrop of slowing economic growth, the cost of debt financing for our real estate businesses and assets will likely increase and Segment Distributable Earnings in our Real Estate segment would also potentially be negatively impacted. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds, making it more difficult to find opportunities for our funds to exit and realize value from existing investments and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.” in our Annual Report on Form
 10-K
for the year ended December 31, 2018.
Fee Related Earnings
Fee Related Earnings were $151.1 million for the three months ended June 30, 2019, a decrease of $7.4 million, compared to $158.5 million for the three months ended June 30, 2018. The decrease in Fee Related Earnings was primarily attributable to a decrease of $34.4 million in Fee Related Performance Revenues, partially offset by a decrease of $23.0 million in Fee Related Compensation and an increase of $8.2 million in Management Fees, Net.
Fee Related Performance Revenues were $11.1 million for the three months ended June 30, 2019, a decrease of $34.4 million, compared to $45.5 million for the three months ended June 30, 2018. The decrease was primarily due to timing of crystallizations in BPP U.S.
Fee Related Compensation was $97.8 million for the three months ended June 30, 2019, a decrease of $23.0 million, compared to $120.8 million for the three months ended June 30, 2018. The decrease was primarily due to the decrease in Fee Related Performance Revenues, on which a portion of Fee Related Compensation is based.
Management Fees, Net were $277.9 million for the three months ended June 30, 2019, an increase of $8.2 million, compared to $269.8 million for the three months ended June 30, 2018, primarily driven by an increase in Base Management Fees. Base Management Fees were $255.6 million for the three months ended June 30, 2019, an increase of $6.0 million, compared to $249.7 million for the three months ended June 30, 2018, primarily due to
Fee-Earning
Assets Under Management growth in our core+ real estate funds.
Net Realizations
Net Realizations were $178.3 million for the three months ended June 30, 2019, a decrease of $94.7 million, compared to $273.0 million for the three months ended June 30, 2018. The decrease in Net Realizations was primarily attributable to a decrease of $118.9 million in Realized Performance Revenues, partially offset by a decrease of $27.0 million in Realized Performance Compensation.
Realized Performance Revenues were $198.6 million for the three months ended June 30, 2019, a decrease of $118.9 million, compared to $317.5 million for the three months ended June 30, 2018. The decrease was due to higher realization activity in the three months ended June 30, 2018.
Realized Performance Compensation was $67.7 million for the three months ended June 30, 2019, a decrease of $27.0 million, compared to $94.7 million for the three months ended June 30, 2018. The decrease was due to the decrease in Realized Performance Revenues.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Segment Distributable Earnings were $511.3 million for the six months ended June 30, 2019, a decrease of $152.4 million, compared to $663.6 million for the six months ended June 30, 2018. The decrease in Segment Distributable Earnings was primarily attributable to a decrease of $159.3 million in Net Realizations, partially offset by an increase of $7.0 million in Fee Related Earnings.
Fee Related Earnings
Fee Related Earnings were $287.9 million for the six months ended June 30, 2019, an increase of $7.0 million, compared to $280.9 million for the six months ended June 30, 2018. The increase in Fee Related Earnings was primarily attributable to an increase of $44.1 million in Management Fees, Net and a decrease of $8.8 million in

Fee Related Compensation, partially offset by a decrease of $32.3 million in Fee Related Performance Revenues and an increase of $13.7 million in Other Operating Expenses.
Management Fees, Net were $561.8 million for the six months ended June 30, 2019, an increase of $44.1 million, compared to $517.7 million for the six months ended June 30, 2018, primarily driven by an increase in Base Management Fees. Base Management Fees were $515.9 million for the six months ended June 30, 2019, an increase of $39.7 million, compared to $476.2 million for the six months ended June 30, 2018, primarily due to
Fee-Earning
Assets Under Management growth in our core+ real estate funds.
The Annualized Base Management Fee Rate decreased from 1.12% at June 30, 2018 to 0.91% at June 30, 2019. The decrease was principally due to the commencement of the investment period of BREP IX in the second quarter of 2019, which added
Fee-Earning
Assets Under Management, the majority of which are under a Base Management Fee holiday until the fourth quarter of 2019.
Fee Related Compensation was $212.6 million for the six months ended June 30, 2019, a decrease of $8.8 million, compared to $221.4 million for the six months ended June 30, 2018. The decrease was primarily due to a decrease in Fee Related Performance Fee Revenues, offset by an increase in Management and Advisory Fees, Net, on which a portion of Fee Related Compensation is based.
Fee Related Performance Revenues were $17.7 million for the six months ended June 30, 2019, a decrease of $32.3 million, compared to $50.0 million for the six months ended June 30, 2018. The decrease was primarily due to timing of crystallizations in BPP U.S.
Other Operating Expenses were $79.1 million for the six months ended June 30, 2019, an increase of $13.7 million, compared to $65.4 million for the six months ended June 30, 2018. The increase was primarily due to an increase in professional fees.
Net Realizations
Net Realizations were $223.4 million for the six months ended June 30, 2019, a decrease of $159.3 million, compared to $382.7 million for the six months ended June 30, 2018. The decrease in Net Realizations was primarily attributable to decreases of $192.9 million in Realized Performance Revenues and $19.6 million in Realized Principal Investment Income, partially offset by a decrease of $53.2 million in Realized Performance Compensation.
Realized Performance Revenues were $275.8 million for the six months ended June 30, 2019, a decrease of $192.9 million, compared to $468.7 million for the six months ended June 30, 2018. The decrease was due to lower Realized Performance Revenues in BREP.
Realized Principal Investment Income was $45.3 million for the six months ended June 30, 2019, a decrease of $19.6 million, compared to $64.9 million for the six months ended June 30, 2018. The decrease was primarily due to lower Realized Principal Investment Income for BREP VI.
Realized Performance Compensation was $97.6 million for the six months ended June 30, 2019, a decrease of $53.2 million, compared to $150.8 million for the six months ended June 30, 2018. The decrease was due to the decrease in Realized Performance Revenues.
Fund Returns
Fund return information for our significant funds is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund returns information reflected in this discussion and analysis is not indicative of the financial performance of Blackstone and is also not necessarily indicative of the future performance of any particular fund. An investment in Blackstone is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	Three Months Ended				Six Months Ended				June 30, 2019
	June 30,				June 30,				Inception to Date
	2019		2018		2019		2018		Realized		Total
Fund / Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP IV	49%	30%	7%	5%	40%	27%	8%	6%	48%	28%	22%	12%
BREP V	9%	8%	5%	5%	16%	13%	6%	5%	15%	12%	14%	11%
BREP VI	14%	13%	2%	1%	15%	13%	1%	1%	18%	13%	17%	13%
BREP VII	4%	3%	1%	1%	10%	8%	5%	4%	33%	24%	23%	17%
BREP VIII	4%	3%	4%	3%	7%	5%	9%	6%	37%	27%	23%	15%
BREP International II (b)(c)(i)	8%	-6%	9%	8%	140%	66%	14%	12%	9%	8%	10%	8%
BREP Europe III (b)	1%	1%	-1%	-1%	1%	-	1%	-	30%	21%	23%	15%
BREP Europe IV (b)	-	-	6%	5%	5%	4%	11%	9%	33%	24%	23%	17%
BREP Europe V (b)	5%	3%	6%	4%	10%	7%	12%	8%	91%	64%	26%	17%
BREP Asia I	5%	4%	1%	-	10%	8%	4%	3%	29%	21%	22%	15%
BREP Asia II	7%	5%	N/M	N/M	14%	8%	N/M	N/M	N/M	N/M	23%	4%
BREP Co-Investment (d)	9%	9%	4%	3%	25%	23%	3%	2%	18%	16%	18%	16%
BPP (e)	1%	1%	2%	2%	4%	3%	6%	5%	N/M	N/M	12%	10%
BREDS High-Yield (f)	3%	3%	1%	-	8%	6%	5%	4%	15%	11%	15%	11%
BREDS High-Grade (f)	2%	2%	N/M	N/M	4%	3%	N/M	N/M	9%	8%	9%	6%
BREDS Liquid (g)	2%	2%	3%	2%	8%	7%	5%	4%	N/A	N/A	11%	8%
BXMT (h)	N/A	5%	N/A	2%	N/A	16%	N/A	2%	N/A	N/A	N/A	14%
BREIT (h)	N/A	3%	N/A	2%	N/A	5%	N/A	4%	N/A	N/A	N/A	9%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

N/M	Not meaningful generally due to the limited time since initial investment.

N/A	Not applicable.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.

(b)	Euro-based internal rates of return.

(c)	The 8% Realized Net IRR and 8% Total Net IRR exclude investors that opted out of the Hilton investment opportunity. Overall BREP International II Performance reflects a 7% Realized Net IRR and a 7% Total Net IRR.

(d)	Excludes fully realized co-investments prior to Blackstone’s IPO.

(e)	BPP represents the core+ real estate funds which invest with a more modest risk profile and lower leverage. Excludes BREIT.

(f)	Effective March 31, 2019, the former BREDS Drawdown composite is being presented by its components, BREDS High-Yield and BREDS High-Grade. BREDS High-Yield represents the flagship real estate debt drawdown funds and excludes the BREDS High-Grade drawdown fund, which has a different risk-return profile. Inception to date returns are from July 1, 2009 and July 1, 2017 for BREDS High-Yield and BREDS High-Grade, respectively. Prior periods have been updated to reflect this presentation.

(g)	BREDS Liquid represents BREDS funds that invest in liquid real estate debt securities, except funds in liquidation and insurance mandates with specific investment objectives. Effective June 30, 2018, the returns presented represent summarized asset-weighted gross and net rates of return. Inception to Date returns are presented on an annualized basis. Prior periods have been updated to reflect such rates of return.

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

(i)	For the three and six months ended June 30, 2019, the appreciation of our remaining assets has resulted in the fund exceeding the preferred return.

As of June 30, 2019, the investment period for BREP International II had expired and the fund was not above its carried interest threshold. BREP International II Investors that opted out of the Hilton investment opportunity are not expected to exceed the carried interest threshold in future periods. However, since gains are not earned pro-rata,
certain BREP International II investors who participated in the Hilton investment opportunity have exceeded the carried interest threshold this quarter.
As of June 30, 2019, BREP Asia II was not above its carried interest threshold at the fund level. However, certain BREP Asia II investors have a reduced base management fee due to a larger capital commitment amount, thereby resulting in higher net gains and have exceeded the carried interest threshold this quarter.
The Real Estate segment has two funds in their investment period, which were above their respective carried interest thresholds as of June 30, 2019: BREP Europe V and BREDS III.
Private Equity
The following table presents the results of operations for our Private Equity segment:

	Three Months Ended				Six Months Ended
	June 30,		2019 vs. 2018		June 30,		2019 vs. 2018
	2019	2018	$	%	2019	2018	$	%
	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees	$265,139	$195,521	$69,618	36%	$484,556	$378,482	$106,074	28%
Transaction, Advisory and Other Fees, Net	31,526	12,780	18,746	147%	68,817	23,874	44,943	188%
Management Fee Offsets	(17,689)	(4,351)	(13,338)	307%	(22,674)	(7,544)	(15,130)	201%

Total Management and Advisory Fees, Net	278,976	203,950	75,026	37%	530,699	394,812	135,887	34%
Fee Related Compensation	(105,107)	(94,170)	(10,937)	12%	(212,694)	(183,736)	(28,958)	16%
Other Operating Expenses	(40,429)	(36,047)	(4,382)	12%	(74,630)	(67,198)	(7,432)	11%

Fee Related Earnings	133,440	73,733	59,707	81%	243,375	143,878	99,497	69%

Realized Performance Revenues	122,907	138,171	(15,264)	-11%	279,506	215,294	64,212	30%
Realized Performance Compensation	(52,081)	(68,513)	16,432	-24%	(102,637)	(101,558)	(1,079)	1%
Realized Principal Investment Income	42,906	32,600	10,306	32%	68,045	38,938	29,107	75%

Net Realizations	113,732	102,258	11,474	11%	244,914	152,674	92,240	60%

Segment Distributable Earnings	$247,172	$175,991	$71,181	40%	$488,289	$296,552	$191,737	65%

N/M	Not meaningful.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Segment Distributable Earnings were $247.2 million for the three months ended June 30, 2019, an increase of $71.2 million, or 40%, compared to $176.0 million for the three months ended June 30, 2018. The increase in Segment Distributable Earnings was primarily attributable to increases of $59.7 million in Fee Related Earnings and $11.5 million in Net Realizations.

Segment Distributable Earnings in our Private Equity segment in the second quarter of 2019 were higher compared to the second quarter of 2018, primarily driven by an increase in
Fee-Earning
Assets Under Management, particularly in Strategic Partners and BIP. Positive underlying performance in the corporate private equity portfolio, which appreciated 0.7% in the second quarter, was partially offset by declines in certain upstream energy positions and one large public holding. The persistence of weakened market fundamentals in certain energy subsectors, particularly upstream, would negatively impact the performance of certain investments in our energy and corporate private equity funds. Despite increased optimism in the first and second quarters of 2019, the market environment has been characterized by volatility and macroeconomic and geopolitical concerns, such as concerns regarding trade conflict with China and the rate of global growth. Such conditions (which may be across industries, sectors or geographies) may contribute to adverse operating performance at our portfolio companies and limit attractive realization opportunities for our Private Equity segment, which had $4.7 billion of realizations in the second quarter of 2019. Factors such as increasing wages, a tight labor market, the imposition of tariffs and overall uncertainty regarding trade policy, create challenges to increasing or maintaining profit margins for U.S. companies, particularly in industrials and retail. In that connection, adverse wage and trade developments put pressure on our ability to increase profit margins at our U.S. portfolio companies through operational initiatives. The market environment continues to be generally characterized by high prices, and this can make deployment of capital more difficult. Nonetheless, we deployed or committed an aggregate of $10.2 billion of capital across the segment in the second quarter of 2019. Although interest rates are expected to decrease in the near term, should the Federal Reserve choose to increase interest rates against a backdrop of slowing economic growth, it should have an adverse effect on markets overall and potentially on Segment Distributable Earnings in our Private Equity segment. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds, making it more difficult to find opportunities for our funds to exit and realize value from existing investments and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.” in our Annual Report on Form
 10-K
for the year ended December 31, 2018.
Fee Related Earnings
Fee Related Earnings were $133.4 million for the three months ended June 30, 2019, an increase of $59.7 million, or 81%, compared to $73.7 million for the three months ended June 30, 2018. The increase in Fee Related Earnings was primarily attributable to an increase of $75.0 million in Management and Advisory Fees, Net, partially offset by an increase of $10.9 million in Fee Related Compensation.
Management and Advisory Fees, Net were $279.0 million for the three months ended June 30, 2019, an increase of $75.0 million, compared to $204.0 million for the three months ended June 30, 2018, primarily driven by an increase in Base Management Fees. Base Management Fees were $265.1 million for the three months ended June 30, 2019, an increase of $69.6 million, compared to $195.5 million for the three months ended June 30, 2018, primarily due to increases in
Fee-Earning
Assets Under Management in BIP and Strategic Partners.
Fee Related Compensation was $105.1 million for the three months ended June 30, 2019, an increase of $10.9 million, compared to $94.2 million for the three months ended June 30, 2018. The increase was primarily due to the increase in Management and Advisory Fees, Net, on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $113.7 million for the three months ended June 30, 2019, an increase of $11.5 million, or 11%, compared to $102.3 million for the three months ended June 30, 2018. The increase in Net Realizations was primarily attributable to an increase of $10.3 million in Realized Principal Investment Income and a decrease of $16.4 million in Realized Performance Compensation, partially offset by a decrease of $15.3 million in Realized Performance Revenues.

Realized Principal Investment Income was $42.9 million for the three months ended June 30, 2019, an increase of $10.3 million, compared to $32.6 million for the three months ended June 30, 2018. The increase was primarily due to realizations on Blackstone’s balance sheet investments.
Realized Performance Compensation was $52.1 million for the three months ended June 30, 2019, a decrease of $16.4 million, compared to $68.5 million for the three months ended June 30, 2018. The decrease was due to the decrease in Realized Performance Revenues.
Realized Performance Revenues were $122.9 million for the three months ended June 30, 2019, a decrease of $15.3 million, compared to $138.2 million for the three months ended June 30, 2018. The decrease was primarily due to lower Realized Performance Revenues in Strategic Partners and corporate private equity.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Segment Distributable Earnings were $488.3 million for the six months ended June 30, 2019, an increase of $191.7 million, or 65%, compared to $296.6 million for the six months ended June 30, 2018. The increase in Segment Distributable Earnings was primarily attributable to increases of $99.5 million in Fee Related Earnings and $92.2 million in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $243.4 million for the six months ended June 30, 2019, an increase of $99.5 million, or 69%, compared to $143.9 million for the six months ended June 30, 2018. The increase in Fee Related Earnings was primarily attributable to an increase of $135.9 million in Management and Advisory Fees, Net, partially offset by an increase of $29.0 million in Fee Related Compensation.
Management and Advisory Fees, Net were $530.7 million for the six months ended June 30, 2019, an increase of $135.9 million, compared to $394.8 million for the six months ended June 30, 2018, primarily driven by an increase in Base Management Fees. Base Management Fees were $484.6 million for the six months ended June 30, 2019, an increase of $106.1 million, compared to $378.5 million for the six months ended June 30, 2018, primarily due to increases in
Fee-Earning
Assets Under Management in BIP, Tactical Opportunities and Strategic Partners.
The Annualized Base Management Fee Rate increased from 1.00% at June 30, 2018 to 1.10% at June 30, 2019. The increase was principally due to the acquisition of Clarus in the fourth quarter of 2018 and the launch of Strategic Partners VIII in 2019.
Fee Related Compensation was $212.7 million for the six months ended June 30, 2019, an increase of $29.0 million, compared to $183.7 million for the six months ended June 30, 2018. The increase was primarily due to the increase in Management and Advisory Fees, Net, on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $244.9 million for the six months ended June 30, 2019, an increase of $92.2 million, or 60%, compared to $152.7 million for the six months ended June 30, 2018. The increase in Net Realizations was primarily attributable to increases of $64.2 million in Realized Performance Revenues and $29.1 million in Realized Principal Investment Income.
Realized Performance Revenues were $279.5 million for the six months ended June 30, 2019, an increase of $64.2 million, compared to $215.3 million for the six months ended June 30, 2018. The increase was primarily due to higher Realized Performance Revenues in corporate private equity and Tactical Opportunities.
Realized Principal Investment Income was $68.0 million for the six months ended June 30, 2019, an increase of $29.1 million, compared to $38.9 million for the six months ended June 30, 2018. The increase was primarily due to realizations on Blackstone’s balance sheet investments.

Fund Returns
Fund returns information for our significant funds is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund returns information reflected in this discussion and analysis is not indicative of the financial performance of Blackstone and is also not necessarily indicative of the future performance of any particular fund. An investment in Blackstone is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.
The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended				Six Months Ended				June 30, 2019
	June 30,				June 30,				Inception to Date
	2019		2018		2019		2018		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	-3%	-2%	24%	21%	41%	33%	16%	14%	50%	36%	50%	36%
BCP V	-6%	-3%	14%	11%	-4%	-1%	12%	9%	11%	9%	10%	8%
BCP VI	-2%	-2%	8%	7%	4%	3%	16%	13%	25%	19%	18%	13%
BCP VII	6%	4%	8%	5%	10%	7%	20%	12%	62%	42%	32%	19%
BEP I	1%	1%	19%	16%	12%	11%	19%	16%	22%	16%	18%	14%
BEP II	-2%	-2%	8%	5%	-2%	-3%	18%	11%	57%	24%	19%	9%
BCOM	-12%	-12%	-2%	-2%	-20%	-20%	2%	1%	13%	6%	13%	6%
Tactical Opportunities	1%	-	2%	2%	5%	3%	8%	6%	25%	21%	14%	10%
Tactical Opportunities Co-Investment and Other	1%	-	8%	5%	4%	1%	12%	10%	26%	24%	16%	12%
Strategic Partners I-V (b)	-7%	-7%	2%	1%	-6%	-6%	4%	3%	N/A	N/A	16%	13%
Strategic Partners VI (b)	-6%	-6%	8%	7%	-4%	-4%	14%	12%	N/A	N/A	22%	17%
Strategic Partners VII (b)	-4%	-4%	8%	7%	2%	2%	20%	17%	N/A	N/A	33%	25%
Strategic Partners RA II (b)	6%	4%	10%	5%	11%	8%	26%	19%	N/A	N/A	25%	17%
Strategic Partners RE, SMA and Other (b)	3%	3%	5%	5%	6%	6%	11%	11%	N/A	N/A	21%	17%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

N/M	Not meaningful generally due to the limited time since initial investment.

N/A	Not applicable.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.

(b)	Realizations are treated as return of capital until fully recovered and therefore inception to date realized returns are not applicable. Returns are calculated from results that are reported on a three month lag.

The corporate private equity funds within the Private Equity segment have five funds with closed investment periods: BCP IV, BCP V, BCP VI, BCOM and BEP I. As of June 30, 2019, BCP IV was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes based on the timings of fund closings, the BCP V “main fund” and BCP
 V-AC
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
Hedge Fund Solutions
The following table presents the results of operations for our Hedge Fund Solutions segment:

	Three Months Ended				Six Months Ended
	June 30,		2019 vs. 2018		June 30,		2019 vs. 2018
	2019	2018	$	%	2019	2018	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$136,990	$129,553	$7,437	6%	$274,318	$258,781	$15,537	6%
Transaction and Other Fees, Net	723	812	(89)	-11%	1,041	1,157	(116)	-10%

Total Management Fees, Net	137,713	130,365	7,348	6%	275,359	259,938	15,421	6%
Fee Related Compensation	(36,622)	(40,533)	3,911	-10%	(79,576)	(80,172)	596	-1%
Other Operating Expenses	(21,112)	(18,494)	(2,618)	14%	(38,997)	(37,279)	(1,718)	5%

Fee Related Earnings	79,979	71,338	8,641	12%	156,786	142,487	14,299	10%

Realized Performance Revenues	11,960	7,270	4,690	65%	16,051	17,447	(1,396)	-8%
Realized Performance Compensation	(2,175)	(2,546)	371	-15%	(3,588)	(5,469)	1,881	-34%
Realized Principal Investment Income	12,306	7,766	4,540	58%	12,023	8,406	3,617	43%

Net Realizations	22,091	12,490	9,601	77%	24,486	20,384	4,102	20%

Segment Distributable Earnings	$102,070	$83,828	$18,242	22%	$181,272	$162,871	$18,401	11%

N/M	Not meaningful.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Segment Distributable Earnings were $102.1 million for the three months ended June 30, 2019, an increase of $18.2 million, or 22%, compared to $83.8 million for the three months ended June 30, 2018. The increase in Segment Distributable Earnings was primarily attributable to increases of $8.6 million in Fee Related Earnings and $9.6 million in Net Realizations.
Segment Distributable Earnings in our Hedge Fund Solutions segment in the second quarter of 2019 were higher compared to the second quarter of 2018. This increase was primarily driven by an increase in Fee Related Earnings as a result of growth in
Fee-Earning
Assets Under Management in individual investor and specialized solutions and performance across a number of strategies compared to the second quarter of 2018. Segment Distributable Earnings in the Hedge Fund Solutions segment would likely be negatively impacted in the event of a significant or sustained decline in global, regional or sector asset prices, deterioration of global market conditions, or withdrawal of assets by investors as a result of liquidity needs, performance or other reasons. In addition, Segment Distributable Earnings in our Hedge Fund Solutions segment may be negatively impacted by a prolonged weak equity market environment, which may be caused by concerns over macroeconomic and geopolitical factors such as trade conflict with China and the rate of global growth. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds, making it more difficult to find opportunities for our funds to exit and realize value from existing investments and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “— Hedge fund investments are subject to numerous additional risks.” in our Annual Report on Form
 10-K
for the year ended December 31, 2018. The segment operates multiple business lines, manages strategies that are both long and short asset classes and generates a majority of its revenue through management fees, which we believe may provide a level of downside protection to Hedge Fund Solutions Segment Distributable Earnings. Over time we anticipate an increasing change in the mix of our product offerings to products whose performance based fees represent a more significant proportion of the fees than has historically been the case for such products.
Fee Related Earnings
Fee Related Earnings were $80.0 million for the three months ended June 30, 2019, an increase of $8.6 million, or 12%, compared to $71.3 million for the three months ended June 30, 2018. The increase in Fee Related Earnings was primarily attributable to an increase of $7.3 million in Management Fees, Net and a decrease of $3.9 million in Fee Related Compensation.
Management Fees, Net were $137.7 million for the three months ended June 30, 2019, an increase of $7.3 million, compared to $130.4 million for the three months ended June 30, 2018, primarily driven by an increase in Base Management Fees. Base Management Fees were $137.0 million for the three months ended June 30, 2019, an increase of $7.4 million, compared to $129.6 million for the three months ended June 30, 2018, primarily due to
Fee-Earning
Asset Under Management growth in our individual investor and specialized solutions.
Fee Related Compensation was $36.6 million for the three months ended June 30, 2019, a decrease of $3.9 million, compared to $40.5 million for the three months ended June 30, 2018. The decrease was primarily due to changes in compensation accruals.
Net Realizations
Net Realizations were $22.1 million for the three months ended June 30, 2019, an increase of $9.6 million, or 77%, compared to $12.5 million for the three months ended June 30, 2018. The increase in Net Realizations was primarily attributable to increases of $4.7 million in Realized Performance Revenues and $4.5 million in Realized Principal Investment Income.
Realized Performance Revenues were $12.0 million for the three months ended June 30, 2019, an increase of $4.7 million, compared to $7.3 million for the three months ended June 30, 2018. The increase was primarily driven by higher returns across a number of strategies, including customized solutions, commingled products and individual investor and specialized solutions, compared to the three months ended June 30, 2018.
Realized Principal Investment Income was $12.3 million for the three months ended June 30, 2019, an increase of $4.5 million, compared to $7.8 million for the three months ended June 30, 2018. The increase was primarily driven by realized gains on our Corporate Treasury Investments.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Segment Distributable Earnings were $181.3 million for the six months ended June 30, 2019, an increase of $18.4 million, or 11%, compared to $162.9 million for the six months ended June 30, 2018. The increase in Segment Distributable Earnings was primarily attributable to increases of $14.3 million in Fee Related Earnings and $4.1 million in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $156.8 million for the six months ended June 30, 2019, an increase of $14.3 million, or 10%, compared to $142.5 million for the six months ended June 30, 2018. The increase in Fee Related Earnings was primarily attributable to an increase of $15.4 million in Management Fees, Net.
Management Fees, Net were $275.4 million for the six months ended June 30, 2019, an increase of $15.4 million, compared to $259.9 million for the six months ended June 30, 2018, primarily driven by an increase in Base Management Fees. Base Management Fees were $274.3 million for the six months ended June 30, 2019, an increase of $15.5 million, compared to $258.8 million for the six months ended June 30, 2018, primarily due to
Fee-Earning
Asset Under Management growth in our individual investor and specialized solutions and a reduction in placement fees, which offset Base Management Fees.

Net Realizations
Net Realizations were $24.5 million for the six months ended June 30, 2019, an increase of $4.1 million, or 20%, compared to $20.4 million for the six months ended June 30, 2018. The increase in Net Realizations was primarily attributable to an increase of $3.6 million in Realized Principal Investment Income and a decrease of $1.9 million in Realized Performance Compensation, partially offset by a decrease of $1.4 million in Realized Performance Revenues.
Realized Principal Investment Income was $12.0 million for the six months ended June 30, 2019, an increase of $3.6 million, compared to $8.4 million for the six months ended June 30, 2018. The increase was driven by realized gains on our Corporate Treasury Investments.
Realized Performance Compensation was $3.6 million for the six months ended June 30, 2019, a decrease of $1.9 million, compared to $5.5 million for the six months ended June 30, 2018. The decrease was due to the decrease in Realized Performance Revenues.
Realized Performance Revenues were $16.1 million for the six months ended June 30, 2019, a decrease of $1.4 million, compared to $17.4 million for the six months ended June 30, 2018. The decrease was primarily driven by funds entering 2019 with loss carryforward balances.
Operating Metrics
The following table presents information regarding our Invested Performance Revenue Eligible Assets Under Management:

	Invested Performance		Estimated % Above
	Revenue Eligible Assets		High Water Mark /
	Under Management		Benchmark (a)
	As of June 30,		As of June 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Hedge Fund Solutions Managed Funds (b)	$ 44,988,825	$ 42,720,613	87%	87%

(a)	Estimated % Above High Water Mark/Benchmark represents the percentage of Invested Performance Revenue Eligible Assets Under Management that as of the dates presented would earn performance fees when the applicable Hedge Fund Solutions managed fund has positive investment performance relative to a benchmark, where applicable. Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark or clear a benchmark return, thereby resulting in an increase in Estimated % Above High Water Mark/Benchmark.

(b)	For the Hedge Fund Solutions managed funds, at June 30, 2019, the incremental appreciation needed for the 13% of Invested Performance Revenue Eligible Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $410.0 million, an increase of $16.9 million, compared to $393.1 million at June 30, 2018. Of the Invested Performance Revenue Eligible Assets Under Management below their respective High Water Marks/ Benchmarks as of June 30, 2019, 71% were within 5% of reaching their respective High Water Mark.

Composite Returns
Composite returns information is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The composite returns information reflected in this discussion and analysis is not indicative of the financial performance of Blackstone and is also not necessarily indicative of the future results of any particular fund. An investment in Blackstone is not an investment in any of our funds or composites. There can be no assurance that any of our funds or composites or our other existing and future funds or composites will achieve similar returns.

The following table presents the return information of the BAAM Principal Solutions Composite:

	Three				Six				Average Annual Returns (a)
	Months Ended				Months Ended				Periods Ended
	June 30,				June 30,				June 30, 2019
	2019		2018		2019		2018		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Principal Solutions Composite (b)	2%	2%	1%	1%	5%	5%	3%	2%	5%	4%	7%	6%	5%	4%	7%	6%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.

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
non-fee-paying
assets (in the case of net returns) are excluded from the composite. The historical return is from January 1, 2000.

Credit
The following table presents the results of operations for our Credit segment:

	Three Months Ended				Six Months Ended
	June 30,		2019 vs. 2018		June 30,		2019 vs. 2018
	2019	2018	$	%	2019	2018	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$147,550	$118,161	$29,389	25%	$288,078	$286,602	$1,476	1%
Transaction and Other Fees, Net	5,256	3,461	1,795	52%	8,886	6,000	2,886	48%
Management Fee Offsets	(3,279)	(2,697)	(582)	22%	(6,620)	(6,014)	(606)	10%

Total Management Fees, Net	149,527	118,925	30,602	26%	290,344	286,588	3,756	1%
Fee Related Performance Revenues	2,552	—	2,552	N/M	3,655	(666)	4,321	N/M
Fee Related Compensation	(54,310)	(50,757)	(3,553)	7%	(112,984)	(117,016)	4,032	-3%
Other Operating Expenses	(40,466)	(31,899)	(8,567)	27%	(72,705)	(59,638)	(13,067)	22%

Fee Related Earnings	57,303	36,269	21,034	58%	108,310	109,268	(958)	-1%

Realized Performance Revenues	7,946	14,594	(6,648)	-46%	16,843	54,484	(37,641)	-69%
Realized Performance Compensation	(3,468)	(7,119)	3,651	-51%	(6,839)	(29,865)	23,026	-77%
Realized Principal Investment Income	20,925	4,082	16,843	413%	24,108	11,107	13,001	117%

Net Realizations	25,403	11,557	13,846	120%	34,112	35,726	(1,614)	-5%

Segment Distributable Earnings	$82,706	$47,826	$34,880	73%	$142,422	$144,994	$(2,572)	-2%

N/M	Not meaningful.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Segment Distributable Earnings were $82.7 million for the three months ended June 30, 2019, an increase of $34.9 million, or 73%, compared to $47.8 million for the three months ended June 30, 2018. The increase in

Segment Distributable Earnings was primarily attributable to increases of $21.0 million in Fee Related Earnings and $13.8 million in Net Realizations.
Segment Distributable Earnings in our Credit segment in the second quarter of 2019 were higher compared to the second quarter of 2018, driven in part by high Fee Related Earnings as a result of growth in BIS, our U.S. direct lending platform, and certain other GSO funds. Our performing credit strategies delivered a strong 3.7% gross return in the quarter, while our distressed strategies declined 2.1%, driven entirely by decreases in certain upstream energy positions. The persistence of weakened market fundamentals in certain energy subsectors, particularly upstream, would negatively impact the performance of certain Credit segment investments. Our Credit segment deployed or committed a record $4.1 billion of capital in the second quarter of 2019. Although interest rates are expected to decrease in the near term, should the Federal Reserve choose to increase interest rates against a backdrop of slowing economic growth, capital deployment in our Credit segment may be challenged and Segment Distributable Earnings in our Credit segment could be adversely affected, although we believe our current portfolio is somewhat insulated because much of our debt portfolio is floating rate, short duration and/or held to maturity. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds, making it more difficult to find opportunities for our funds to exit and realize value from existing investments and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.” in our Annual Report on Form
 10-K
for the year ended December 31, 2018.
Fee Related Earnings
Fee Related Earnings were $57.3 million for the three months ended June 30, 2019, an increase of $21.0 million, or 58%, compared to $36.3 million for the three months ended June 30, 2018. The increase in Fee Related Earnings was primarily attributable to increases of $30.6 million in Management Fees, Net and $2.6 million in Fee Related Performance Revenues, partially offset by increases of $8.6 million in Other Operating Expenses and $3.6 million in Fee Related Compensation.
Management Fees, Net were $149.5 million for the three months ended June 30, 2019, an increase of $30.6 million, compared to $118.9 million for the three months ended June 30, 2018, primarily driven by an increase in Base Management Fees. Base Management Fees were $147.6 million for the three months ended June 30, 2019, an increase of $29.4 million, compared to $118.2 million for the three months ended June 30, 2018, primarily due to growth in BIS and certain GSO funds.
Fee Related Performance Revenues were $2.6 million for the three months ended June 30, 2019, an increase of $2.6 million, compared to the three months ended June 30, 2018. The increase was due to the ramp up of the BDC within the new direct lending platform.
Other Operating Expenses were $40.5 million for the three months ended June 30, 2019, an increase of $8.6 million, compared to $31.9 million for the three months ended June 30, 2018. The increase was primarily due to the growth in our new business initiatives, including BIS and the direct lending platform.
Fee Related Compensation was $54.3 million for the three months ended June 30, 2019, an increase of $3.6 million, compared to $50.8 million for the three months ended June 30, 2018. The increase was primarily due to the increase in Management Fees, Net, on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $25.4 million for the three months ended June 30, 2019, an increase of $13.8 million, or 120%, compared to $11.6 million for the three months ended June 30, 2018. The increase in Net Realizations was primarily attributable to an increase of $16.8 million in Realized Principal Investment Income and a decrease of $3.7 million in Realized Performance Compensation, partially offset by a decrease of $6.6 million in Realized Performance Revenues.

Realized Principal Investment Income was $20.9 million for the three months ended June 30, 2019, an increase of $16.8 million, compared to $4.1 million for the three months ended June 30, 2018. The increase was driven by realized gains on our Corporate Treasury Investments.
Realized Performance Compensation was $3.5 million for the three months ended June 30, 2019, a decrease of $3.7 million, compared to $7.1 million for the three months ended June 30, 2018. The decrease was due to the decrease in Realized Performance Revenues.
Realized Performance Revenues were $7.9 million for the three months ended June 30, 2019, a decrease of $6.6 million, compared to $14.6 million for the three months ended June 30, 2018. The decrease was primarily attributable to a significant realization in our mezzanine fund during the three months ended June 30, 2018.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Segment Distributable Earnings were $142.4 million for the six months ended June 30, 2019, a decrease of $2.6 million, compared to $145.0 million for the six months ended June 30, 2018. The decrease in Segment Distributable Earnings was primarily attributable to decreases of $1.0 million in Fee Related Earnings and $1.6 million in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $108.3 million for the six months ended June 30, 2019, a decrease of $1.0 million, compared to $109.3 million for the six months ended June 30, 2018. The decrease in Fee Related Earnings was primarily attributable to an increase of $13.1 million in Other Operating Expenses, partially offset by an increase of $4.3 million in Fee Related Performance Revenues, a decrease of $4.0 million in Fee Related Compensation and an increase of $3.8 million in Management Fees, Net.
Other Operating Expenses were $72.7 million for the six months ended June 30, 2019, an increase of $13.1 million, compared to $59.6 million for the six months ended June 30, 2018. The increase was primarily due to the growth in our new business initiatives, including our BIS and the direct lending platform.
Fee Related Performance Revenues were $3.7 million for the six months ended June 30, 2019, an increase of $4.3 million, compared to $0.7 million for the six months ended June 30, 2018. The increase was due to the ramp up of the BDC within the new direct lending platform.
Fee Related Compensation was $113.0 million for the six months ended June 30, 2019, a decrease of $4.0 million, compared to $117.0 million for the six months ended June 30, 2018. The decrease was primarily due to changes in compensation accruals.
Management Fees, Net were $290.3 million for the six months ended June 30, 2019, an increase of $3.8 million, compared to $286.6 million for the six months ended June 30, 2018. The increase was primarily due to growth in BIS and certain GSO funds, partially offset by the contractual agreement with FS Investments pursuant to which, in connection with the conclusion of our sub-advisory
relationship with respect to the BDCs, we received a fixed payment in the first quarter of 2018.
Net Realizations
Net Realizations were $34.1 million for the six months ended June 30, 2019, a decrease of $1.6 million, compared to $35.7 million for the six months ended June 30, 2018. The decrease in Net Realizations was primarily attributable to a decrease of $37.6 million in Realized Performance Revenues, partially offset by a decrease of $23.0 million in Realized Performance Compensation and an increase of $13.0 million in Realized Principal Investment Income.
Realized Performance Revenues were $16.8 million for the six months ended June 30, 2019, a decrease of $37.6 million, compared to $54.5 million for the six months ended June 30, 2018. The decrease was primarily attributable to a mezzanine fund crossing its carry threshold during the fourth quarter of 2017, resulting in higher

Realized Performance Revenues in the six months ended June 30, 2018 compared to the six months ended June 30, 2019.
Realized Performance Compensation was $6.8 million for the six months ended June 30, 2019, a decrease of $23.0 million, compared to $29.9 million for the six months ended June 30, 2018. The decrease was due to the decrease in Realized Performance Revenues.
Realized Principal Investment Income was $24.1 million for the six months ended June 30, 2019, an increase of $13.0 million, compared to $11.1 million for the six months ended June 30, 2018. The increase was driven by the realized gain on our Corporate Treasury Investments.
Fund Returns
Fund return information for our significant businesses is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund returns information reflected in this discussion and analysis is not indicative of the financial performance of Blackstone and is also not necessarily indicative of the future results of any particular fund. An investment in Blackstone is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.
The following table presents combined internal rates of return of the segment’s performing credit and distressed strategies funds:

	Three Months Ended				Six Months Ended
	June 30,				June 30,				June 30, 2019
	2019		2018		2019		2018		Inception to Date
Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Performing Credit Strategies (b)	4%	3%	5%	4%	8%	6%	8%	6%	14%	9%
Distressed Strategies (c)	-2%	-2%	4%	3%	2%	1%	3%	2%	10%	6%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Allocations, net of tax advances.

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

As of June 30, 2019, there was $17.8 billion of Performance Revenue Eligible Assets Under Management invested in Credit strategies that were above the hurdle necessary to generate Incentive Fees or Performance Allocations. This represented 37% of the total Performance Revenue Eligible Assets Under Management across all Credit strategies.
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

Measures and Indicators” for our definitions of Distributable Earnings, Segment Distributable Earnings, Fee Related Earnings and Adjusted EBITDA.
The following table is a reconciliation of Net Income Attributable to The Blackstone Group L.P. to Distributable Earnings, Total Segment Distributable Earnings, Fee Related Earnings and Adjusted EBITDA:

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

(c)	This adjustment reverses the effect of consolidating Blackstone Funds, which are excluded from Blackstone’s segment presentation. This adjustment includes the elimination of Blackstone’s interest in these funds and the removal of amounts associated with the ownership of Blackstone consolidated operating partnerships held by non-controlling
interests.

(d)	This adjustment removes Unrealized Performance Revenues on a segment basis. The Segment Adjustment represents the add back of performance revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
GAAP Unrealized Performance Allocations	$157,732	$440,351	$821,731	$1,068,440
Segment Adjustment	(334)	73	—	323

Unrealized Performance Revenues	$157,398	$440,424	$821,731	$1,068,763

(e)	This adjustment removes Unrealized Performance Allocations Compensation.

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
non-controlling
interests.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
GAAP Unrealized Principal Investment Income (Loss)	$(37,345)	$103,468	$131,699	$215,242
Segment Adjustment	(19,008)	(51,342)	(48,127)	(149,138)

Unrealized Principal Investment Income (Loss)	$(56,353)	$52,126	$83,572	$66,104

(g)	This adjustment removes Other Revenues on a segment basis. The Segment Adjustment represents (1) the add back of Other Revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of certain Transaction-Related Charges. For the three and six months ended June 30, 2018, Transaction-Related Charges included $580.9 million of Other Revenues received upon the conclusion of Blackstone’s investment sub-advisory
relationship with FS Investments’ funds.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
GAAP Other Revenue	$(17,120)	$675,343	$(6,870)	$616,026
Segment Adjustment	(3,030)	(580,927)	(91)	(582,504)

Other Revenues	$(20,150)	$94,416	$(6,961)	$33,522

(h)	This adjustment removes Equity-Based Compensation on a segment basis.

(i)	Taxes represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes and adjusted to exclude the tax impact of any divestitures. Related Payables represent tax-related
payables including the amount payable under the Tax Receivable Agreement.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Taxes	$34,209	$20,026	$49,553	$38,254
Related Payables	20,992	21,771	34,687	28,585

Taxes and Related Payables	$55,201	$41,797	$84,240	$66,839

(j)	This adjustment removes Interest and Dividend Revenue less Interest Expense on a segment basis. The Segment Adjustment represents (1) the add back of Other Revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of interest expense associated with the Tax Receivable Agreement.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
GAAP Interest and Dividend Revenue	$43,686	$40,073	$87,770	$75,458
Segment Adjustment	2,305	1,654	4,920	2,654

Interest and Dividend Revenue	45,991	41,727	92,690	78,112

GAAP Interest Expense	43,596	39,320	85,598	77,991
Segment Adjustment	(366)	(435)	(730)	(868)

Interest Expense	43,230	38,885	84,868	77,123

Net Interest Income	$2,761	$2,842	$7,822	$989

(k)	This adjustment removes the total segment amounts of Realized Performance Revenues.

(l)	This adjustment removes the total segment amounts of Realized Performance Compensation.

(m)	This adjustment removes the total segment amount of Realized Principal Investment Income.

(n)	This adjustment adds back Interest Expense on a segment basis.

The following tables are a reconciliation of Total GAAP Investments to Net Accrued Performance Revenues. Total GAAP Investments and Net Accrued Performance Revenues consist of the following:

	June 30,
	2019	2018
Investments of Consolidated Blackstone Funds	$8,633,794	$8,608,565
Equity Method Investments
Partnership Investments	3,802,565	3,589,234
Accrued Performance Allocations	6,743,542	6,354,179
Corporate Treasury Investments	2,797,908	3,088,001
Other Investments	264,231	368,203

Total GAAP Investments	$22,242,040	$22,008,182

Accrued Performance Allocations - GAAP	$6,743,542	$6,354,179
Impact of Consolidation (a)	607	534
Due From Affiliates - GAAP (b)	25,022	26,365
Less: Accrued Performance Compensation - GAAP (c)	(2,724,998)	(2,509,219)

Net Accrued Performance Revenues	$4,044,173	$3,871,859

(a)	This adjustment adds back investments in consolidated Blackstone Funds which have been eliminated in consolidation.

(b)	Represents GAAP accrued performance revenue recorded within Due from Affiliates.

(c)	Represents GAAP accrued performance compensation associated with Accrued Performance Allocations and is recorded within Accrued Compensation and Benefits and Due to Affiliates.

Liquidity and Capital Resources
General
Blackstone’s business model derives revenue primarily from third party assets under management. Blackstone is not a capital or balance sheet intensive business and targets operating expense levels such that total management and advisory fees exceed total operating expenses each period. As a result, we require limited capital resources to support the working capital or operating needs of our businesses. We draw primarily on the long-term committed capital of our limited partner investors to fund the investment requirements of the Blackstone Funds and use our own realizations and cash flows to invest in growth initiatives, make commitments to our own funds, where our minimum general partner commitments are generally less than 5% of the limited partner commitments of a fund, and pay dividends to shareholders.
Fluctuations in our statement of financial condition result primarily from activities of the Blackstone Funds which are consolidated as well as business transactions, such as the issuance of senior notes described below. The majority economic ownership interests of the Blackstone Funds are reflected as Redeemable
Non-Controlling
Interests in Consolidated Entities and
Non-Controlling
Interests in Consolidated Entities in the Condensed Consolidated Financial Statements. The consolidation of these Blackstone Funds has no net effect on Blackstone’s Net Income or Partners’ Capital. Additionally, fluctuations in our statement of financial condition also include appreciation or depreciation in Blackstone investments in the Blackstone Funds, additional investments and redemptions of such interests in the Blackstone Funds and the collection of receivables related to management and advisory fees.
Total assets were $31.0 billion as of June 30, 2019, an increase of $2.0 billion, or 7%, from December 31, 2018. The increase in total assets was principally due to an increase of $1.8 billion in total assets attributable to the consolidated operating partnerships. The increase in total assets attributable to the consolidated operating partnerships was primarily due to increases of $1.7 billion in Investments and $507.1 million in
Right-of-Use
Assets. The increase in Investments was primarily due to appreciation in the value of Blackstone’s interests in its real estate and private equity investments. Effective January 1, 2019, Blackstone adopted new GAAP guidance on the accounting for leases on a modified retrospective basis. See Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. The adoption resulted in the recognition of
Right-of-Use
Assets of $507.1 million as of June 30, 2019. The other net variances of the assets attributable to the consolidated operating partnerships were relatively unchanged.
Total liabilities were $16.9 billion as of June 30, 2019, an increase of $1.7 billion, or 11%, from December 31, 2018. The increase in total liabilities was principally due to an increase of $1.5 billion in total liabilities attributable to the consolidated operating partnerships. The increase in total liabilities attributable to the consolidated operating partnerships was primarily due to increases of $668.8 million in Loans Payable and $574.6 million in Operating Lease Liability. The increase in Loans Payable was due to the issuance of our
€
600 million bond on April 10, 2019. Effective January 1, 2019, Blackstone adopted new GAAP guidance on the accounting for leases on a modified retrospective basis. The adoption resulted in the recognition of Operating Lease Liabilities of $574.6 million as of June 30, 2019. The other net variances of the liabilities attributable to the consolidated operating partnerships were relatively unchanged.
Sources and Uses of Liquidity
We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, the proceeds from our issuances of senior notes, liquid investments we hold on our balance sheet for our own use and access to our $1.6 billion committed revolving credit facility. As of June 30, 2019, Blackstone had $1.5 billion in cash and cash equivalents, $3.3 billion invested in corporate treasury investments, $1.9 billion invested in Blackstone Funds and other investments, against $4.2 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.
On April 10, 2019, Blackstone issued
€
600 million aggregate principal amount of 1.500% Senior Notes maturing on April 10, 2029. Blackstone intends to use the net proceeds from the sale of the notes for general corporate purposes.
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
We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment
commitments to our funds, (b) provide capital to facilitate our expansion into new businesses that are complementary, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes, (g) repurchase our common stock and Blackstone Holdings Partnership Units pursuant to our repurchase program, and (h) pay dividends to our shareholders and the holders of Blackstone Holdings Partnership Units.
On July 1, 2019, we announced our Conversion from a Delaware limited partnership to the Corporation. Following the Conversion, all of the net income attributable to the Corporation will be subject to U.S. federal (and state and local) corporate income taxes. See “Part II. Item 1A. Risk Factors — Following the Conversion, we expect to pay more corporate income taxes than we would have as a limited partnership.” and “— Conversion to a Corporation” in our Quarterly Report on Form
 10-Q
for the quarter ended March 31, 2019.

Our own capital commitments to our funds, the funds we invest in and our investment strategies as of June 30, 2019 consisted of the following:

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner		Professionals (a)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment
	(Dollars in Thousands)
Real Estate
BREP VII	$300,000	$41,987	$100,000	$13,996
BREP VIII	300,000	90,817	100,000	30,272
BREP IX	300,000	300,000	100,000	100,000
BREP Europe III	100,000	13,231	35,000	4,410
BREP Europe IV	130,000	23,842	43,333	7,947
BREP Europe V	150,000	56,620	43,333	16,357
BREP Europe VI	130,000	130,000	43,333	43,333
BREP Asia I	50,000	14,806	16,667	4,935
BREP Asia II	70,707	53,393	23,569	17,798
BREDS II	50,000	6,227	16,667	2,076
BREDS III	50,000	18,126	16,667	6,042
BPP	99,401	17,459	—	—
Other (b)	9,752	2,652	—	—
Private Equity
BCP V	629,356	30,642	—	—
BCP VI	719,718	97,379	250,000	33,826
BCP VII	500,000	249,754	225,000	112,389
BCP VIII	500,000	500,000	225,000	225,000
BEP I	50,000	4,728	—	—
BEP II	80,000	22,916	26,667	7,639
BEP III	74,679	74,679	24,893	24,893
BCEP	120,000	57,590	18,992	9,179
BCP Asia	40,000	32,580	13,333	10,860
Tactical Opportunities	424,211	200,243	123,670	66,748
Strategic Partners	584,120	361,493	90,627	59,377
BIP	168,632	146,653	—	—
BXLS	10,500	7,301	—	—
Other (b)	262,711	32,100	—	—
Hedge Fund Solutions
Strategic Alliance	50,000	2,033	—	—
Strategic Alliance II	50,000	1,482	—	—
Strategic Alliance III	22,000	12,179	—	—
Strategic Holdings LP	154,610	87,393	—	—
Other (b)	4,700	2,546	—	—
Credit
Capital Opportunities Fund II LP	120,000	31,445	110,101	28,851
Capital Opportunities Fund III LP	130,783	65,249	30,688	15,751
GSO European Senior Debt Fund LP	63,000	17,810	56,992	16,112
GSO European Senior Debt Fund II LP	13,775	13,775	4,592	4,592
GSO Capital Solutions	50,000	5,780	27,666	3,198
GSO Capital Solutions II	125,000	52,036	119,959	49,938
GSO Capital Solutions III	151,000	131,267	31,395	27,406
GSO Energy Select Opportunities Fund	80,000	41,259	74,739	38,546
GSO Energy Select Opportunities Fund II	70,736	67,176	23,579	22,392
GSO Credit Alpha Fund LP	52,102	7,465	50,394	7,221
GSO Credit Alpha Fund II LP	25,500	15,868	5,907	3,678
Blackstone / GSO Secured Lending Fund	45,000	27,000	—	—
Other (b)	163,966	57,724	21,098	5,774
Other
Treasury	80,113	32,018	—	—

	$7,356,072	$3,258,723	$2,093,861	$1,020,536

(a)	For some of the general partner commitments shown in the table above, we require our senior managing directors and certain other professionals to fund a portion of the commitment even though the ultimate obligation to fund the aggregate commitment is ours pursuant to the governing agreements of the respective funds. The amounts of the aggregate applicable general partner original and remaining commitment are shown in the table above. In addition, certain senior managing directors and other professionals are required to fund a de minimis amount of the commitment in the other private equity, real estate and credit-focused carry funds. We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described above will be more than sufficient to fund our working capital requirements.

(b)	Represents capital commitments to a number of other funds in each respective segment.

As of June 30, 2019, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of Blackstone, had issued and outstanding the following senior notes (collectively the “Notes”):

Aggregate
Principal
Amount
(Dollars/Euros
Senior Notes (a)	in Thousands)
5.875%, Due 3/15/2021	$400,000
4.750%, Due 2/15/2023	$400,000
2.000%, Due 5/19/2025	€300,000
1.000%, Due 10/5/2026	€600,000
3.150%, Due 10/2/2027	$300,000
1.500%, Due 4/10/2029	€600,000
6.250%, Due 8/15/2042	$250,000
5.000%, Due 6/15/2044	$500,000
4.450%, Due 7/15/2045	$350,000
4.000%, Due 10/2/2047	$300,000

(a)	The Notes are unsecured and unsubordinated obligations of the Issuer and are fully and unconditionally guaranteed, jointly and severally, by Blackstone and each of the Blackstone Holdings Partnerships. The Notes contain customary covenants and financial restrictions that, among other things, limit the Issuer and the guarantors’ ability, subject to certain exceptions, to incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The Notes also contain customary events of default. All or a portion of the Notes may be redeemed at our option, in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the Notes. If a change of control repurchase event occurs, the Notes are subject to repurchase at the repurchase price as set forth in the Notes.

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
On April 16, 2018, the board of directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $1.0 billion of Blackstone common units and Blackstone Holdings Partnership Units (the “2018 Repurchase Authorization”). On July 16, 2019, the board of directors of the Corporation authorized the repurchase of up to $1.0 billion of Class A Common Stock and Blackstone Holdings Partnership Units, which authorization replaced the 2018 Repurchase Authorization. Under the repurchase program, stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of stock repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The stock repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.
During the three and six months ended June 30, 2019, we repurchased 7.0 million and 8.5 million Blackstone common units as part of the unit repurchase program at a total cost of $290.9 million and $343.1 million, respectively. As of June 30, 2019, the amount remaining available for repurchases under the 2018 Repurchase Authorization was $115.4 million. Common units repurchased includes units for which trades were executed during the three months ended June 30, 2019 and settlement occurred in July 2019.
Dividends
Our intention is to dividend quarterly to common shareholders approximately 85% of The Blackstone Group Inc.’s share of Distributable Earnings, subject to adjustment by amounts determined by Blackstone’s board of directors to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and funds, to comply with applicable law, any of its debt instruments or other agreements, or to provide for future cash requirements such as tax-related
payments, clawback obligations and dividends to shareholders for any ensuing quarter. The dividend amount could also be adjusted upward in any one quarter.
For Blackstone’s definition of Distributable Earnings, see “— Key Financial Measures and Indicators”.
All of the foregoing is subject to the qualification that the declaration and payment of any dividends are at the sole discretion of our board of directors and our board of directors may change our dividend policy at any time, including, without limitation, to reduce such quarterly dividends or even to eliminate such dividends entirely.
Because the publicly traded entity and/or its wholly owned subsidiaries must pay taxes and make payments under the tax receivable agreements, the amounts ultimately paid as dividends by The Blackstone Group Inc. to common shareholders in respect of each fiscal year are generally expected to be less, on a per unit or share basis, than the amounts distributed by the Blackstone Holdings Partnerships to the Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships in respect of their Blackstone Holdings Partnership Units. Following the Conversion, we expect to pay more corporate income taxes than we would have as a limited partnership, which will increase this difference in the dividend and/or distribution amounts on a per unit or share basis.
Dividends are treated as qualified dividends to the extent of Blackstone’s current and accumulated earnings and profits, with any excess dividends treated as a return of capital to the extent of the shareholder’s basis.

The following graph shows fiscal quarterly and annual per common shareholder dividends for 2018 and 2019. Dividends are declared and paid in the quarter subsequent to the quarter in which they are earned.

With respect to the second quarter of fiscal year 2019, we have paid to common shareholders a dividend of $0.48 per common share, aggregating to $0.85 per common share in respect of the six months ended June 30, 2019. With respect to fiscal year 2018, we paid common shareholders aggregate dividends of $2.15 per common share. The second, third and fourth quarter fiscal 2018 per common share dividends of $0.58, $0.64 and $0.58 each include a $0.10 per common share dividend from a portion of the after-tax
proceeds received in connection with the conclusion of Blackstone’s sub-advisory
relationship with FS Investments.
Leverage
We may under certain circumstances use leverage opportunistically and over time to create the most efficient capital structure for Blackstone and our public common shareholders. In addition to the borrowings from our bond issuances and our revolving credit facility, we may use reverse repurchase agreements, repurchase agreements and securities sold, not yet purchased. All of these positions are held in a separately managed portfolio. Reverse repurchase agreements are entered into primarily to take advantage of opportunistic yields otherwise absent in the overnight markets and also to use the collateral received to cover securities sold, not yet purchased. Repurchase agreements are entered into primarily to opportunistically yield higher spreads on purchased securities. The balances held in these financial instruments fluctuate based on Blackstone’s liquidity needs, market conditions and investment risk profiles.
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
The following table presents information regarding these financial instruments in our Condensed Consolidated Statements of Financial Condition:

		Securities
	Repurchase	Sold, Not Yet
	Agreements	Purchased
	(Dollars in Millions)
Balance, June 30, 2019	$207.7	$128.5
Balance, December 31, 2018	$222.2	$142.6
Six Months Ended June 30, 2019
Average Daily Balance	$215.6	$129.9
Maximum Daily Balance	$224.6	$142.9

Contractual Obligations, Commitments and Contingencies
The following table sets forth information relating to our contractual obligations as of June 30, 2019 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

	July 1, 2019 to
Contractual Obligations	December 31, 2019	2020-2021	2022-2023	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$41,502	$187,200	$183,980	$335,927	$748,609
Purchase Obligations	21,410	31,941	98	—	53,449
Blackstone Issued Notes and Revolving Credit Facility (b)	—	400,000	400,000	3,405,950	4,205,950
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	66,899	276,317	231,567	1,573,358	2,148,141
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	316	—	—	6,849,041	6,849,357
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	134,310	539,308	539,308	1,715,351	2,928,277
Blackstone Funds Capital Commitments to Investee Funds (f)	116,251	—	—	—	116,251
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (g)	—	142,080	145,788	465,879	753,747
Unrecognized Tax Benefits, Including Interest and Penalties (h)	—	873	—	—	873
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (i)	3,258,723	—	—	—	3,258,723

Consolidated Contractual Obligations	3,639,411	1,577,719	1,500,741	14,345,506	21,063,377
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	(316)	—	—	(6,849,041)	(6,849,357)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	(134,310)	(539,308)	(539,308)	(1,715,351)	(2,928,277)
Blackstone Funds Capital Commitments to Investee Funds (f)	(116,251)	—	—	—	(116,251)

Blackstone Operating Entities Contractual Obligations	$3,388,534	$1,038,411	$961,433	$5,781,114	$11,169,492

(a)	We lease our primary office space and certain office equipment under agreements that expire through 2030. Occupancy lease agreements, in addition to contractual rent payments, generally include additional payments for certain costs incurred by the landlord, such as building expenses, and utilities. To the extent these are fixed or determinable they are included in the table above. The table above includes operating leases that are recognized as Operating Lease Liabilities, short-term leases that are not recorded as Operating Lease Liabilities and leases that have been signed but not yet commenced which are not recorded as Operating Lease Liabilities. The amounts in this table are presented net of contractual sublease commitments.
(b)	Represents the principal amount due on the senior notes we issued. As of June 30, 2019, we had no outstanding borrowings under our revolver.

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
pre-payments
will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of June 30, 2019, at spreads to market rates pursuant to the financing agreements, and range from 0.8% to 9.0%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.

(f)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.

(g)	Represents obligations by Blackstone’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling
interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s IPO in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Condensed Consolidated Financial Statements and shown in Note 17. “Related Party Transactions” (see “Part I. Item 1 Financial Statements”) differs to reflect the net present value of the payments due to certain non-controlling
interest holders.

(h)	The total represents gross unrecognized tax benefits of $0.5 million and interest and penalties of $0.4 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $23.1 million and interest of $1.9 million; therefore, such amounts are not included in the above contractual obligations table.

(i)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees
Blackstone and certain of its consolidated funds provide financial guarantees. The amounts and nature of these guarantees are described in Note 18. “Commitments and Contingencies – Contingencies – Guarantees” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
Indemnifications
In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of June 30, 2019.
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
As of June 30, 2019, the total clawback obligations were $70.1 million, of which $69.2 million was related to Blackstone Holdings and $0.9 million was related to current and former Blackstone personnel. The split of clawback between Blackstone Holdings and current and former personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis. If, at June 30, 2019, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $6.9 billion, on an after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $6.3 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote. See Note 17. “Related Party Transactions” and Note 18. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
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
The determination that Blackstone holds a controlling financial interest in a Blackstone Fund significantly changes the presentation of our condensed consolidated financial statements. In our Condensed Consolidated Statements of Financial Position included in this filing, we present 100% of the assets and liabilities of consolidated VIEs along with a non-controlling
interest which represents the portion of the consolidated vehicle’s interests held by third parties. However, assets of our consolidated VIEs can only be used to settle obligations of the consolidated VIE and are not available for general use by Blackstone. Further, the liabilities of our consolidated VIEs do not have recourse to the general credit of Blackstone. In the Condensed Consolidated Statements of Operations, we eliminate any management fees, Incentive Fees, or Performance Allocations received or accrued from consolidated VIEs as they are considered intercompany transactions. We recognize 100% of the consolidated VIE’s investment income (loss) and allocate the portion of that income (loss) attributable to third party ownership to non-controlling
interests in arriving at Net Income Attributable to The Blackstone Group L.P.

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

•	Concluding whether Blackstone has an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE – As there is no explicit threshold in GAAP to define “potentially significant,” management must apply judgment and evaluate both quantitative and qualitative factors to conclude whether this threshold is met.

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
Management and Advisory Fees, Net
— Blackstone earns base management fees from the investors in each of its managed funds and investment vehicles, at a fixed percentage of a calculation base which is typically assets under management, net asset value, total assets, committed capital or invested capital. The range of management fee rates and the calculation base from which they are earned, generally, are as follows:
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
Fair Value
Blackstone uses fair value throughout the reporting process. For a description of our accounting policies related to valuation, see Note 2. “Summary of Significant Accounting Policies — Fair Value of Financial Instruments” and “Summary of Significant Accounting Policies — Investments at Fair Value” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. The following discussion is intended to provide supplemental information about how the application of fair value principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.
The fair value of the investments held by Blackstone Funds is the primary input to the calculation of certain of our management fees, Incentive Fees, Performance Allocations and the related Compensation we recognize. The

Blackstone Funds are accounted for as investment companies under the American Institute of Certified Public Accountants Accounting and Auditing Guide,
Investment Companies
, and in accordance with the GAAP guidance on investment companies and reflect their investments, including majority-owned and controlled investments (the “Portfolio Companies”), at fair value. In the absence of observable market prices, we utilize valuation methodologies applied on a consistent basis and assumptions that we believe market participants would use to determine the fair value of the investments. For some investments where little market activity may exist management’s determination of fair value is then based on the best information available in the circumstances, may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance
and liquidity risks.
Blackstone has also elected the fair value option for certain instruments it owns directly, including loans and receivables and investments in private debt securities, the assets of consolidated CLO vehicles and other proprietary investments. Blackstone is required to measure certain financial instruments at fair value, including debt instruments, equity securities and freestanding derivatives.
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

Effect on Fund Management Fees
Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the fair value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the six months ended June 30, 2019 and June 30, 2018, the percentages of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	Six Months Ended June 30,
	2019	2018
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	40%	36%

Market Risk
The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of June 30, 2019 and June 30, 2018, we estimate that a 10% decline in fair value of the investments would result in the following declines in Management Fees, Performance Revenues, Net of Related Compensation Expense and Investment Income:

June 30,
	2019			2018
		Performance			Performance
		Revenues,			Revenues,
		Net of Related			Net of Related
	Management	Compensation	Investment	Management	Compensation	Investment
	Fees (a)	Expense (b)	Income (b)	Fees (a)	Expense (b)	Income (b)
(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$120,197	$1,552,228	$181,076	$81,847	$1,398,609	$194,951

(a)	Represents the annualized effect of the 10% decline.

(b)	Represents the reporting date effect of the 10% decline.

Total Assets Under Management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	June 30, 2019
	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Real Estate	$102,086,247	84%
Private Equity	$73,693,466	70%
Credit	$80,870,751	33%

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
Exchange Rate Risk
The Blackstone Funds hold investments that are denominated in
non-U.S.
dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and
non-U.S.
dollar currencies. Additionally, a portion of our management fees are denominated in
non-U.S.
dollar currencies. We estimate that as of June 30, 2019 and June 30, 2018, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management Fees, Performance Revenues, Net of Related Compensation Expense and Investment Income:

June 30,
	2019			2018
		Performance			Performance
		Revenues,			Revenues,
		Net of Related			Net of Related
	Management	Compensation	Investment	Management	Compensation	Investment
	Fees (a)	Expense (b)	Income (b)	Fees (a)	Expense (b)	Income (b)
(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$19,640	$411,596	$34,545	$19,067	$324,948	$31,021

(a)	Represents the annualized effect of the 10% decline.

(b)	Represents the reporting date effect of the 10% decline.

Interest Rate Risk
Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of June 30, 2019 and June 30, 2018, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	June 30,
	2019	2018
	(Dollars in Thousands)
Annualized Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates (a)	$—	$28

(a)	As of June 30, 2019 Blackstone had no such debt obligations payable outstanding.

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

	June 30,
	2019			2018
	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets
	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$6,295	(a)	$28,423	$22,267	(a)	$23,892

(a)	As of June 30, 2019 and 2018, this represents 0.2% and 0.4% of our portfolio of liquid assets, respectively.

Blackstone has U.S. dollar and
non-U.S.
dollar based interest rate derivatives whose future cash flows and present value may be affected by movement in their respective underlying yield curves. We estimate that as of June 30, 2019, a one percentage point increase parallel shift in global yield curves would result in the following impact on Other Revenue:

	June 30,
	2019	2018
	(Dollars in Thousands)
Annualized Increase in Other Revenue Due to a One Percentage Point Increase in Interest Rates	$17,749	$19,413

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
We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	June 30,
	2019	2018
	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$77,008	$36,437

(a)	As of June 30, 2019 and 2018, this represents 2.3% and 0.7% of our portfolio of liquid assets, respectively.

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
In December 2017, a purported derivative suit (
Mayberry v. KKR
 & Co., L.P., et al.
) was filed in the Commonwealth of Kentucky Franklin County Circuit Court on behalf of the Kentucky Retirement System (“KRS”) by eight of its members and beneficiaries alleging various breaches of fiduciary duty and other violations of Kentucky state law in connection with KRS’s investment in three hedge funds of funds, including a fund managed by Blackstone Alternative Asset Management L.P. (“BAAM L.P.”). The suit names more than 30 defendants, including The Blackstone Group L.P.; BAAM L.P.; Stephen A. Schwarzman, as Chairman and CEO of Blackstone; and J. Tomilson Hill, as then-President and CEO of the Hedge Fund Solutions Group, Vice Chairman of Blackstone and CEO of BAAM (collectively, the “Blackstone Defendants”). Aside from the Blackstone Defendants, the action also names current and former KRS trustees and former KRS officers and various other service providers to KRS and their related persons.
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
On April 23, 2019, the Kentucky Court of Appeals granted the Blackstone Defendants’ petition for a writ of prohibition and vacated the Circuit Court’s November 30, 2018 Opinion and Order denying the motion to dismiss for lack of standing. On April 24, 2019, the Mayberry Plaintiffs filed a notice of appeal of that order to the Kentucky Supreme Court. The appeal is scheduled to be fully briefed by August 13, 2019.
Blackstone believes that this suit is totally without merit and intends to defend it vigorously.

Item 1A. Risk Factors
For a discussion of our other potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form
 10-K
for the year ended December 31, 2018, in our Quarterly Report on Form
 10-Q
for the quarter ended March 31, 2019 and in our subsequently filed Quarterly Reports on Form
 10-Q,
all of which are accessible on the Securities and Exchange Commission’s website at www.sec.gov.
See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment” in this report for a discussion of the conditions in the financial markets and economic conditions affecting our businesses. This discussion updates, and should be read together with, the risk factor entitled “Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.” in our Annual Report on Form
 10-K
for the year ended December 31, 2018.
The risks described, in our Annual Report on Form
 10-K,
in our Quarterly report on Form
 10-Q
for the quarter ended March 31, 2019 and in our subsequently filed Quarterly Reports on Form
 10-Q,
are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding repurchases of our common units during the quarter ended June 30, 2019:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Units that May Yet Be Purchased Under the Program (Dollars in Thousands) (a)
Apr. 1 - Apr. 30, 2019	367,988	$40.18	367,988	$391,565
May 1 - May 31, 2019	2,663,934	$39.93	2,663,934	$285,187
Jun. 1 - Jun. 30, 2019 (b)	3,923,963	$43.26	3,923,963	$115,417

	6,955,885		6,955,885

(a)	On April 16, 2018, the board of directors of our general partner, Blackstone Group Management L.L.C., authorized the repurchase of up to $1.0 billion of Blackstone common units and Blackstone Holdings Partnership Units. On July 16, 2019, the board of directors of the Corporation authorized the repurchase of up to $1.0 billion of Class A Common Stock and Blackstone Holdings Partnership Units, which authorization replaced the prior authorization. Under the repurchase program, stock may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number of stock repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. See “Part I. Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 15. Net Income Per Common Unit” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources and Uses of Liquidity” for further information regarding this repurchase program.

(b)	Common units repurchased includes units for which trades were executed during the three months ended June 30, 2019 and settlement occurred in July 2019.

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

3.1
Certificate of Conversion of The Blackstone Group L.P. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-3351) filed with the SEC on July 1, 2019).

3.2
Certificate of Incorporation of The Blackstone Group Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-3351) filed with the SEC on July 1, 2019).

3.3	Bylaws of The Blackstone Group Inc. (incorporated herein by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 001-3351) filed with the SEC on July 1, 2019).

4.1
Twelfth Supplemental Indenture dated as of April 10, 2019 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33551) filed with the SEC on April 11, 2019).

4.2	Form of 1.500% Senior Notes due 2029 (included in Exhibit 4.1 hereto).

10.1+*	Amended and Restated Limited Partnership Agreement of Blackstone Management Associates Asia L.P., dated as of August 6, 2019, and deemed effective as of November 9, 2017.

10.2+*	Amended and Restated Limited Partnership Agreement of BREIT Special Limited Partner L.P., dated as of August 6, 2019 and deemed effective as of January 1, 2018.

10.3+*	Amended and Restated Exempted Limited Partnership Agreement of Blackstone Real Estate Associates Asia II L.P., dated August 6, 2019 and deemed effective September 21, 2017.

10.4+*	Amended and Restated Limited Partnership Agreement of Blackstone Total Alternatives Solution Associates L.P., dated as of August 6, 2019 and deemed effective as of August 24, 2014.

10.5+*	Amended and Restated Limited Partnership Agreement of Blackstone Total Alternatives Solution Associates 2015 I L.P., dated as of August 6, 2019 and deemed effective as of February 24, 2015.

10.6+*	Amended and Restated Limited Partnership Agreement of Blackstone Total Alternatives Solution Associates 2016 L.P., dated as of August 6, 2019 and deemed effective as of December 9, 2016.

10.7+*	Amended and Restated Limited Partnership Agreement of Blackstone Total Alternatives Solution Associates IV L.P., dated as of August 6, 2019 and deemed effective as of December 22, 2017.

10.8+*	Amended and Restated Limited Partnership Agreement of Blackstone Total Alternatives Solution Associates V L.P., dated as of August 6, 2019 and deemed effective as of October 31, 2018.

10.9+*	Third Amended and Restated Limited Liability Company Agreement of BTOSIA L.L.C., dated as of August 6, 2019 and deemed effective as of May 12, 2016.

10.10+*	Amended and Restated Exempted Limited Partnership Agreement of Blackstone UK Mortgage Opportunities Management Associates (Cayman) L.P., dated August 6, 2019 and deemed effective December 4, 2015.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

+	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

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
Date:    August 8, 2019

The Blackstone Group Inc.

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and
Authorized Signatory)