Form 10-Q
period 2019-09-30
Blackstone Group Inc
filed 2019-11-08
CIK 1393818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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
of the Exchange Act). Yes
☐
No
☒
As of November 1, 2019, there were 659,349,978 shares of Class A common stock, 1 share of Class B common stock and 1 share of Class C common stock of the registrant outstanding.

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

Effective July 1, 2019, The Blackstone Group L.P. (the “Partnership”) converted from a Delaware limited partnership to a Delaware corporation, The Blackstone Group Inc. (the “Conversion”). This report includes the results for the Partnership prior to the Conversion and The Blackstone Group Inc. following the Conversion. In this report, references to “Blackstone,” the “Corporation,” “we,” “us” or “our” refer to (a) The Blackstone Group Inc. and its consolidated subsidiaries following the Conversion and (b) the Partnership and its consolidated subsidiaries prior to the Conversion. Unless the context otherwise requires, references in this report to the ownership of Mr. Stephen A. Schwarzman, our founder, and other Blackstone personnel include the ownership of personal planning vehicles and family members of these individuals. All references to shares or per share amounts prior to the Conversion refer to units or per unit amounts. Unless otherwise noted, all references to shares or per share amounts following the Conversion refer to shares or per share amounts of Class A common stock. All references to dividends prior to the Conversion refer to distributions. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Organizational Structure.”
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
co-investment
capital with an investor right to convert into Perpetual Capital.
This report does not constitute an offer of any Blackstone Fund.

Part I.    Financial Information
Item 1.	Financial Statements

The Blackstone Group Inc.
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share Data)

	September 30,	December 31,
	2019	2018
Assets
Cash and Cash Equivalents	$2,468,563	$2,207,841
Cash Held by Blackstone Funds and Other	375,981	337,320
Investments (including assets pledged of $211,235 and $279,502 at September 30, 2019 and December 31, 2018, respectively)	22,204,460	20,377,031
Accounts Receivable	755,777	636,238
Due from Affiliates	2,464,163	1,994,123
Intangible Assets, Net	415,257	468,507
Goodwill	1,869,860	1,869,860
Other Assets	402,670	294,248
Right-of-Use Assets	490,882	—
Deferred Tax Assets	938,158	739,482

Total Assets	$32,385,771	$28,924,650

Liabilities and Equity
Loans Payable	$11,270,245	$9,951,862
Due to Affiliates	984,969	1,035,776
Accrued Compensation and Benefits	3,623,258	2,942,128
Securities Sold, Not Yet Purchased	87,051	142,617
Repurchase Agreements	163,059	222,202
Operating Lease Liabilities	558,253	—
Accounts Payable, Accrued Expenses and Other Liabilities	1,069,475	875,979

Total Liabilities	17,756,310	15,170,564

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	93,667	141,779

Equity
Stockholders’ Equity of The Blackstone Group Inc.
The Blackstone Group L.P. Partners’ Capital ( 663,212,830 common units issued and outstanding as of December 31, 2018)	—	6,415,700
Class A Common Stock, $ 0.00001 par value, 90 billion shares authorized, ( 666,257,305 shares issued and outstanding as of September 30, 2019)	7	—
Class B Common Stock, $ 0.00001 par value, 999,999,000 shares authorized, ( 1 share issued and outstanding as of September 30, 2019)	—	—
Class C Common Stock, $ 0.00001 par value, 1,000 shares authorized, ( 1 share issued and outstanding as of September 30, 2019)	—	—
Additional Paid-in-Capital	6,292,765	—
Retained Earnings	456,814	—
Accumulated Other Comprehensive Loss	(35,173)	(36,476)

Total Stockholders’ Equity of The Blackstone Group Inc.	6,714,413	6,379,224
Non-Controlling Interests in Consolidated Entities	4,035,513	3,648,766
Non-Controlling Interests in Blackstone Holdings	3,785,868	3,584,317

Total Equity	14,535,794	13,612,307

Total Liabilities and Equity	$32,385,771	$28,924,650

continued...
See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands)

The following presents the asset and liability portion of the consolidated balances presented in the Condensed Consolidated Statement
s
of Financial Condition attributable to consolidated Blackstone Funds which are variable interest entities. The following assets may only be used to settle obligations of these consolidated Blackstone Funds and these liabilities are only the obligations of these consolidated Blackstone Funds and they do not have recourse to the general credit of Blackstone.

	September 30,	December 31,
	2019	2018
Assets
Cash Held by Blackstone Funds and Other	$375,981	$337,030
Investments	8,472,399	8,363,669
Accounts Receivable	219,161	179,863
Due from Affiliates	7,069	6,303
Other Assets	1,450	3,880

Total Assets	$9,076,060	$8,890,745

Liabilities
Loans Payable	$6,492,685	$6,480,711
Due to Affiliates	191,438	129,370
Securities Sold, Not Yet Purchased	62,467	92,603
Repurchase Agreements	163,059	222,202
Accounts Payable, Accrued Expenses and Other Liabilities	353,930	252,176

Total Liabilities	$7,263,579	$7,177,062

See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Management and Advisory Fees, Net	$878,151	$780,009	$2,528,255	$2,230,242

Incentive Fees	8,254	9,799	42,301	41,743

Investment Income
Performance Allocations
Realized	446,550	592,103	1,021,445	1,365,119
Unrealized	176,370	299,238	998,101	1,367,678
Principal Investments
Realized	74,642	134,619	292,943	305,961
Unrealized	15,391	52,840	147,090	268,082

Total Investment Income	712,953	1,078,800	2,459,579	3,306,840

Interest and Dividend Revenue	42,482	48,604	130,252	124,062
Other	93,273	9,368	86,403	625,394

Total Revenues	1,735,113	1,926,580	5,246,790	6,328,281

Expenses
Compensation and Benefits
Compensation	462,766	419,285	1,372,684	1,236,167
Incentive Fee Compensation	5,419	7,251	19,711	23,656
Performance Allocations Compensation
Realized	155,663	200,442	367,883	498,902
Unrealized	94,907	178,184	446,440	622,610

Total Compensation and Benefits	718,755	805,162	2,206,718	2,381,335
General, Administrative and Other	171,067	168,813	492,437	441,354
Interest Expense	53,362	41,355	138,960	119,346
Fund Expenses	4,036	2,302	12,509	74,909

Total Expenses	947,220	1,017,632	2,850,624	3,016,944

Other Income
Reduction of Tax Receivable Agreement Liability	174,606	—	174,606	—
Net Gains from Fund Investment Activities	48,450	66,838	239,906	250,956

Total Other Income	223,056	66,838	414,512	250,956

Income Before Provision for Taxes	1,010,949	975,786	2,810,678	3,562,293
Provision (Benefit) for Taxes	(156,786)	26,798	(76,895)	220,024

Net Income	1,167,735	948,988	2,887,573	3,342,269
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(8)	2,569	3,567	2,199
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	88,406	143,101	355,983	427,678
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	299,900	360,576	961,490	1,359,736

Net Income Attributable to The Blackstone Group Inc.	$779,437	$442,742	$1,566,533	$1,552,656

Net Income Per Share of Class A Common Stock
Basic	$1.15	$0.65	$2.32	$2.28

Diluted	$1.15	$0.64	$2.32	$2.27

Weighted-Average Shares of Class A Common Stock Outstanding
Basic	675,963,129	682,435,177	674,714,040	679,598,629

Diluted	676,219,758	1,205,877,983	674,979,047	1,209,113,244

See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income	$1,167,735	$948,988	$2,887,573	$3,342,269
Other Comprehensive Income (Loss), Net of Tax — Currency Translation Adjustment	(13,507)	(7,412)	2,429	(33,660)

Comprehensive Income	1,154,228	941,576	2,890,002	3,308,609
Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(8)	2,569	3,567	2,199
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	88,406	143,101	355,983	425,288
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	294,024	331,850	962,616	1,331,010

Comprehensive Income Attributable to The Blackstone Group Inc.	$771,806	$464,056	$1,567,836	$1,550,112

See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of The Blackstone Group Inc. (a)		The Blackstone Group Inc. (a)
							Accumulated					Redeemable
							Other		Non-	Non-		Non-
							Compre-		Controlling	Controlling		Controlling
		Class A		Class A	Additional		hensive		Interests in	Interests in		Interests in
	Common	Common	Partners’	Common	Paid-in-	Retained	Income		Consolidated	Blackstone	Total	Consolidated
	Units	Stock	Capital	Stock	Capital	Earnings	(Loss)	Total	Entities	Holdings	Equity	Entities
Balance at June 30, 2019	660,588,369	—	$6,335,897	$—	$—	$—	$(27,542)	$6,308,355	$3,869,303	$3,786,118	$13,963,776	$101,310
Reclassifications Resulting from Conversion to a Corporation	(660,588,369)	660,588,369	(6,335,897)	7	6,335,890	—	—	—	—	—	—	—
Net Income (Loss)	—	—	—	—	—	779,437	—	779,437	88,406	299,900	1,167,743	(8)
Currency Translation Adjustment	—	—	—	—	—	—	(7,631)	(7,631)	—	(5,876)	(13,507)	—
Capital Contributions	—	—	—	—	—	—	—	—	237,640	—	237,640	—
Capital Distributions	—	—	—	—	—	(322,623)	—	(322,623)	(158,703)	(287,562)	(768,888)	(7,635)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	—	—	(1,133)	—	(1,133)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	—	—	(30,055)	—	—	(30,055)	—	—	(30,055)	—
Equity-Based Compensation	—	—	—	—	79,845	—	—	79,845	—	62,757	142,602	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Shares	—	887,507	—	—	(8,529)	—	—	(8,529)	—	—	(8,529)	—
Repurchase of Common Shares and Blackstone Holdings Partnership Units	—	(3,150,000)	—	—	(153,855)	—	—	(153,855)	—	—	(153,855)	—
Change in The Blackstone Group Inc.’s Ownership Interest	—	—	—	—	11,976	—	—	11,976	—	(11,976)	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Shares	—	7,931,429	—	—	57,493	—	—	57,493	—	(57,493)	—	—

Balance at September 30, 2019	—	666,257,305	$—	$7	$6,292,765	$456,814	$(35,173)	$6,714,413	$4,035,513	$3,785,868	$14,535,794	$93,667

(a)	Following the conversion to a corporation, Blackstone also has one share outstanding of each of Class B and Class C common stock, with par value of each less than one cent. After initial issuance, there have been no changes to the amounts related to Class B and Class C common stock during the period presented.

continued...
See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

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

See notes to condensed consolidated financial statements.
continued...

The Blackstone Group Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of The Blackstone
	Group Inc. (a)		The Blackstone Group Inc. (a)
							Accumulated					Redeemable
							Other		Non-	Non-		Non-
							Compre-		Controlling	Controlling		Controlling
		Class A		Class A	Additional		hensive		Interests in	Interests in		Interests in
	Common	Common	Partners’	Common	Paid-in-	Retained	Income		Consolidated	Blackstone	Total	Consolidated
	Units	Stock	Capital	Stock	Capital	Earnings	(Loss)	Total	Entities	Holdings	Equity	Entities
Balance at December 31, 2018	663,212,830	—	$6,415,700	$—	$—	$—	$(36,476)	$6,379,224	$3,648,766	$3,584,317	$13,612,307	$141,779
Net Income	—	—	787,096	—	—	779,437	—	1,566,533	355,983	961,490	2,884,006	3,567
Currency Translation Adjustment	—	—	—	—	—	—	1,303	1,303	—	1,126	2,429	—
Capital Contributions	—	—	—	—	—	—	—	—	526,916	—	526,916	—
Capital Distributions	—	—	(639,210)	—	—	(322,623)	—	(961,833)	(493,723)	(832,038)	(2,287,594)	(51,679)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	—	—	(2,429)	—	(2,429)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	5,016	—	(30,055)	—	—	(25,039)	—	—	(25,039)	—
Equity-Based Compensation	—	—	101,200	—	79,845	—	—	181,045	—	142,370	323,415	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Shares	1,853,730	887,507	(10,613)	—	(8,529)	—	—	(19,142)	—	(6)	(19,148)	—
Repurchase of Common Shares and Blackstone Holdings Partnership Units	(8,100,000)	(3,150,000)	(325,214)	—	(153,855)	—	—	(479,069)	—	—	(479,069)	—
Change in The Blackstone Group Inc.’s Ownership Interest	—	—	(23,270)	—	11,976	—	—	(11,294)	—	11,294	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Shares	3,621,809	7,931,429	25,192	—	57,493	—	—	82,685	—	(82,685)	—	—
Reclassification Resulting from Conversion to a Corporation	(660,588,369)	660,588,369	(6,335,897)	7	6,335,890	—	—		—	—		—

Balance at September 30, 2019	—	666,257,305	$—	$7	$6,292,765	$456,814	$(35,173)	$6,714,413	$4,035,513	$3,785,868	$14,535,794	$93,667

(a)	Following the conversion to a corporation, Blackstone also has one share outstanding of each of Class B and Class C common stock, with par value of each less than one cent. After initial issuance, there have been no changes to the amounts related to Class B and Class C common stock during the period presented.

continued...
See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

		The Blackstone Group L.P.
			Accumulated					Redeemable
			Other		Non-	Non-		Non-
			Compre-		Controlling	Controlling		Controlling
			hensive		Interests in	Interests in	Total	Interests in
	Common	Partners’	Income		Consolidated	Blackstone	Partners’	Consolidated
	Units	Capital	(Loss)	Total	Entities	Holdings	Capital	Entities
Balance at December 31, 2017	659,526,093	$6,668,511	$(34,018)	$6,634,493	$3,253,148	$3,624,506	$13,512,147	$210,944
Transfer Out Due to Deconsolidation of Fund Entities	—	—	—	—	(197,091)	—	(197,091)	—
Net Income	—	1,552,656	—	1,552,656	427,678	1,359,736	3,340,070	2,199
Currency Translation Adjustment	—	—	(2,544)	(2,544)	(2,390)	(28,726)	(33,660)	—
Capital Contributions	—	—	—	—	617,345	—	617,345	2,980
Capital Distributions	—	(1,202,488)	—	(1,202,488)	(446,431)	(1,060,315)	(2,709,234)	(62,619)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	20,876	—	20,876	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	12,143	—	12,143	—	—	12,143	—
Equity-Based Compensation	—	154,764	—	154,764	—	122,675	277,439	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	4,036,359	(17,885)	—	(17,885)	—	(3,575)	(21,460)	—
Repurchase of Blackstone Common Units and Blackstone Holdings Partnership Units	(8,200,000)	(290,066)	—	(290,066)	—	—	(290,066)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	32,436	—	32,436	—	(32,436)	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	13,298,024	89,038	—	89,038	—	(89,038)	—	—
Issuance of Blackstone Common Units	750,739	24,970	—	24,970	—	—	24,970	—

Balance at September 30, 2018	669,411,215	$7,024,079	$(36,562)	$6,987,517	$3,673,135	$3,892,827	$14,553,479	$153,504

See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net Income	$2,887,573	$3,342,269
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities
Blackstone Funds Related
Net Realized Gains on Investments	(1,340,914)	(1,740,100)
Changes in Unrealized Gains on Investments	(257,207)	(343,488)
Non-Cash Performance Allocations	(998,101)	(1,367,678)
Non-Cash Performance Allocations and Incentive Fee Compensation	826,701	1,137,152
Equity-Based Compensation Expense	331,826	282,733
Amortization of Intangibles	53,250	43,460
Other Non-Cash Amounts Included in Net Income	(451,894)	110,103
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Acquired with Consolidation of Fund Entity	—	31,422
Cash Relinquished with Deconsolidation of Fund Entities	—	(899,959)
Accounts Receivable	(8,973)	(118,225)
Due from Affiliates	(448,962)	(343,696)
Other Assets	(85,412)	(53,689)
Accrued Compensation and Benefits	(153,980)	(345,264)
Securities Sold, Not Yet Purchased	(61,406)	15,893
Accounts Payable, Accrued Expenses and Other Liabilities	(89,159)	(293,314)
Repurchase Agreements	(59,144)	80,647
Due to Affiliates	26,809	44,987
Investments Purchased	(6,468,249)	(11,609,707)
Cash Proceeds from Sale of Investments	7,670,471	10,686,644

Net Cash Provided by (Used in) Operating Activities	1,373,229	(1,339,810)

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(49,141)	(8,760)

Net Cash Used in Investing Activities	(49,141)	(8,760)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(545,383)	(503,060)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	520,040	615,561
Payments Under Tax Receivable Agreement	(84,640)	—
Net Settlement of Vested Class A Common Stock and Repurchase of Class A Common Stock and Blackstone Holdings Partnership Units	(498,217)	(311,526)
Proceeds from Loans Payable	1,551,410	3,218,399

continued...
See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2019	2018
Financing Activities (Continued)
Repayment and Repurchase of Loans Payable	$(177,610)	$(1,007,479)
Dividends/Distributions to Shareholders and Unitholders	(1,793,871)	(2,262,803)

Net Cash Used in Financing Activities	(1,028,271)	(250,908)

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other	3,566	9,513

Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other
Net Increase (Decrease)	299,383	(1,589,965)
Beginning of Period	2,545,161	3,936,489

End of Period	$2,844,544	$2,346,524

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$124,437	$126,963

Payments for Income Taxes	$67,867	$136,686

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$4,496	$—

Non-Cash Distributions to Non-Controlling Interest Holders	$(18)	$(5,924)

Notes Issuance Costs	$12,159	$—

Transfer of Interests to Non-Controlling Interest Holders	$(2,429)	$20,876

Change in The Blackstone Group Inc.’s Ownership Interest	$(11,294)	$32,436

Net Settlement of Vested Class A Common Stock	$99,079	$131,857

Conversion of Blackstone Holdings Units to Class A Common Stock	$82,685	$89,038

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(41,005)	$(80,942)

Due to Affiliates	$66,043	$68,799

Equity	$(25,039)	$12,143

Issuance of New Shares/Units	$—	$24,970

The following table provides a reconciliation of Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other reported within the Condensed Consolidated Statements of Financial Condition:
	September 30,	December 31,
	2019	2018
Cash and Cash Equivalents	$2,468,563	$2,207,841
Cash Held by Blackstone Funds and Other	375,981	337,320

	$2,844,544	$2,545,161

See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

1.    Organization
Effective July 1, 2019, The Blackstone Group L.P. (the “Partnership”) converted from a Delaware limited partnership to a Delaware corporation, The Blackstone Group Inc. (the “Conversion”). This report includes the results for the Partnership prior to the Conversion and The Blackstone Group Inc. following the Conversion. In this report, references to “Blackstone” or the “Corporation” refer to (a) The Blackstone Group Inc. and its consolidated subsidiaries following the Conversion and (b) the Partnership and its consolidated subsidiaries prior to the Conversion. All references to shares or per share amounts prior to the Conversion refer to units or per unit amounts. Unless otherwise noted, all references to shares or per share amounts following the Conversion refer to shares or per share amounts of Class A common stock. All references to dividends prior to the Conversion refer to distributions.
As a result of the Conversion, the financial impact to the condensed consolidated financial statements contained herein consist of (a) a partial step-up
in the tax basis of certain assets resulting in the recognition of a net income tax benefit and (b) reclassification from partnership equity accounts to equity accounts appropriate for a corporation. See Note 14. “Income Taxes” for additional information and Note 15. “Earnings Per Share and Stockholder’s Equity”.
Blackstone, together with its subsidiaries, is one of the largest independent managers of private capital in the world. Blackstone’s alternative asset management business includes the management of private equity funds, real estate funds, real estate investment trusts (“REITs”), funds of hedge funds, hedge funds, credit-focused funds, collateralized loan obligation (“CLO”) vehicles, separately managed accounts and registered investment companies (collectively referred to as the “Blackstone Funds”). Blackstone’s business is organized into four
segments: Real Estate, Private Equity, Hedge Fund Solutions and Credit.
Blackstone was formed on March 12, 2007, and, until the Conversion, was managed and operated by Blackstone Group Management L.L.C., which is in turn wholly owned by Blackstone’s senior managing directors and controlled by one of Blackstone’s founders, Stephen A.

Schwarzman (the “Founder”). Following the Conversion, the Corporation’s equity consists of shares of Class A, B and C common stock. Blackstone Partners L.L.C. is the sole holder of the single share of Class B common stock outstanding and Blackstone Group Management L.L.C. is the sole holder of the single share of Class C common stock outstanding. See Note 15. “Earnings Per Share and Stockholder’s Equity”.
The activities of Blackstone are conducted through its holding partnerships: Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. (collectively, “Blackstone Holdings”, “Blackstone Holdings Partnerships” or the “Holding Partnerships”). Blackstone, through its wholly owned subsidiaries, is the sole general partner in each of these Holding Partnerships. Generally, holders of the limited partner interests in the Holding Partnerships may, four times each year, exchange their limited partnership interests (“Partnership Units”) for Blackstone Class A common stock, on a one-to-one
basis, exchanging one Partnership Unit from each of the Holding Partnerships for one share of Blackstone Class A common stock.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Blackstone have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form
 10-Q.
The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in Blackstone’s Annual Report on Form
 10-K
for the year ended December 31, 2018 filed with the Securities and Exchange Commission.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The condensed consolidated financial statements include the accounts of Blackstone, its wholly owned or majority-owned subsidiaries, the consolidated entities which are considered to be variable interest entities and for which Blackstone is considered the primary beneficiary, and certain partnerships or similar entities which are not considered variable interest entities but in which the general partner is determined to have control.
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
In addition, Blackstone consolidates all variable interest entities (“VIE”) in which it is the primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation guidance requires an analysis to determine (a) whether an entity in which Blackstone holds a variable interest is a VIE and (b) whether Blackstone’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests, would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment.
Blackstone determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and continuously reconsiders that conclusion. In determining whether Blackstone is the primary beneficiary, Blackstone evaluates its control rights as well as economic interests in the entity held either directly or indirectly by Blackstone. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that Blackstone is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by Blackstone, affiliates of Blackstone or third parties) or amendments to the governing documents of the respective Blackstone Funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, Blackstone assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.
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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

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
Investment Income represents the unrealized and realized gains and losses on Blackstone’s Performance Allocations and Principal Investments. Interest and Dividend Revenue comprises primarily interest and dividend income earned on principal investments held by Blackstone. Other Revenue consists of miscellaneous income and foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dollars.
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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

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
Dividends
Dividends are reflected in the condensed consolidated financial statements when declared.
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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

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
In June 2016, the FASB issued amended guidance on how to measure credit losses for most financial assets. The guidance requires entities to recognize their estimate of lifetime expected credit losses based on reasonable and supportable forecasts, current conditions, and historical experience. The guidance is effective for fiscal periods beginning after December 15, 2019 and requires a modified retrospective transition method that will result in a cumulative-effect adjustment in retained earnings upon adoption. Blackstone is evaluating the impact of this guidance.
3.    Intangible Assets
Intangible Assets, Net consists of the following:

	September 30,	December 31,
	2019	2018
Finite-Lived Intangible Assets / Contractual Rights	$1,712,576	$1,712,576
Accumulated Amortization	(1,297,319)	(1,244,069)

Intangible Assets, Net	$415,257	$468,507

Amortization expense associated with Blackstone’s intangible assets was $17.7 million and $53.2 million for the three and nine month periods ended September 30, 2019, respectively, and $14.5 million and $43.5 million for the three and nine month periods ended September 30, 2018, respectively.
Amortization of Intangible Assets held at September 30, 2019 is expected to be $71.0 million, $71.0 million, $71.0 million, $63.3 million, and $34.3 million for each of the years ending December 31, 2019, 2020, 2021, 2022 and 2023, respectively. Blackstone’s intangible assets as of September 30, 2019 are expected to amortize over a weighted-average period of 8.1 years.
4.    Investments
Investments consist of the following:

	September 30,	December 31,
	2019	2018
Investments of Consolidated Blackstone Funds	$8,481,233	$8,376,338
Equity Method Investments
Partnership Investments	3,864,453	3,649,423
Accrued Performance Allocations	7,003,889	5,883,924
Corporate Treasury Investments	2,588,529	2,206,493
Other Investments	266,356	260,853

	$22,204,460	$20,377,031

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $361.5 million and $366.5 million at September 30, 2019 and December 31, 2018, respectively.
Investments of Consolidated Blackstone Funds
The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income – Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Realized Gains	$9,620	$23,475	$11,906	$57,853
Net Change in Unrealized Gains (Losses)	(2,143)	415	110,117	75,378

Realized and Net Change in Unrealized Gains from Consolidated Blackstone Funds	7,477	23,890	122,023	133,231
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	40,973	42,948	117,883	117,725

Other Income — Net Gains from Fund Investment Activities	$48,450	$66,838	$239,906	$250,956

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
Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the nine months ended September 30, 2019 and 2018, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.
Partnership Investments
Blackstone recognized net gains related to its Partnership Investments accounted for under the equity method of $82.0 million and $137.6 million for the three months ended September 30, 2019 and 2018, respectively. Blackstone recognized net gains related to its equity method investments of $309.7 million and $465.6 million for the nine months ended September 30, 2019 and 2018, respectively.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Accrued Performance Allocations
Accrued Performance Allocations to Blackstone were as follows:

	Real	Private	Hedge Fund
	Estate	Equity	Solutions	Credit	Total
Accrued Performance Allocations, December 31, 2018	$2,853,261	$2,642,119	$22,921	$365,623	$5,883,924
Performance Allocations as a Result of Changes in Fund Fair Values	1,294,846	645,646	71,222	97,860	2,109,574
Foreign Exchange Loss	(32,358)	—	—	—	(32,358)
Fund Distributions	(487,558)	(436,941)	(1,635)	(31,117)	(957,251)

Accrued Performance Allocations, September 30, 2019	$3,628,191	$2,850,824	$92,508	$432,366	$7,003,889

Corporate Treasury Investments
The portion of corporate treasury investments included in Investments represents Blackstone’s investments into primarily fixed income securities, mutual fund interests, and other fund interests. These strategies are managed by a combination of Blackstone personnel and third party advisors. The following table presents the Realized and Net Change in Unrealized Gains (Losses) on these investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Realized Gains (Losses)	$2,644	$(2,504)	$25,944	$4,609
Net Change in Unrealized Gains (Losses)	6,142	14,691	55,359	(205)

	$8,786	$12,187	$81,303	$4,404

Other Investments
Other Investments consist primarily of proprietary investment securities held by Blackstone. Other Investments include equity investments without readily determinable fair values which have a carrying value of $48.8 million as of September 30, 2019. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in Other Investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Realized Gains	$1	$30,618	$45,728	$46,937
Net Change in Unrealized Gains	278	3,683	7,067	49,094

	$279	$34,301	$52,795	$96,031

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

5.    Net Asset Value as Fair Value
A summary of fair value by strategy type alongside the remaining unfunded commitments and ability to redeem such investments as of September 30, 2019 is presented below:

			Redemption
		Unfunded	Frequency	Redemption
Strategy	Fair Value	Commitments	(if currently eligible)	Notice Period
Diversified Instruments	$220,534	$126	(a)	(a)
Credit Driven	82,891	268	(b)	(b)
Equity	6,274	—	(c)	(c)
Commodities	1,709	—	(d)	(d)

	$311,408	$394

(a)	Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 3% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 97% of investments in this category are redeemable as of the reporting date.

(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 26% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 74% of investments in this category are redeemable as of the reporting date.

(c)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 100% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. As of the reporting date, the investee fund manager had elected to side-pocket 70% of Blackstone’s investments in the category.

(d)	The Commodities category includes investments in commodities-focused funds that primarily invest in futures and physical-based commodity driven strategies. Investments representing 100% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date.

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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

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

	September 30, 2019				December 31, 2018
	Assets		Liabilities		Assets		Liabilities
		Fair		Fair		Fair		Fair
	Notional	Value	Notional	Value	Notional	Value	Notional	Value
Freestanding Derivatives
Blackstone
Interest Rate Contracts	$952,693	$87,024	$476,734	$74,250	$798,137	$43,632	$844,620	$39,164
Foreign Currency Contracts	52,959	934	210,065	961	224,841	1,286	245,371	1,636
Credit Default Swaps	2,533	93	25,807	968	—	—	34,060	4,004
Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	122,633	2,920	—	—	108,271	524	16,952	164
Interest Rate Contracts	—	—	33,000	2,734	—	—	10,000	311
Credit Default Swaps	12,151	319	54,186	1,621	20,952	55	46,685	5,710
Total Return Swaps	4,566	18	26,744	449	—	—	31,440	1,855
Other	1	138	1	26	—	—	—	—

	$1,147,536	$91,446	$826,537	$81,009	$1,152,201	$45,497	$1,229,128	$52,844

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Investment Hedges - Foreign Currency Contracts
Hedge Ineffectiveness	$—	$—	$—	$(8)

Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$(1,784)	$401	$(4,448)	$2,471
Foreign Currency Contracts	(815)	3,583	(669)	11,821
Credit Default Swaps	455	(333)	2,446	(841)
Total Return Swaps	(207)	(37)	(602)	137
Other	(61)	—	(193)	—

	$(2,412)	$3,614	$(3,466)	$13,588

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	$20,804	$7,076	$9,649	$7,037
Foreign Currency Contracts	2,676	(5,248)	2,885	(7,520)
Credit Default Swaps	(6)	2,368	3,641	2,856
Total Return Swaps	(64)	(173)	1,307	(121)
Other	(46)	(99)	19	(99)

	$23,364	$3,924	$17,501	$2,153

As of September 30, 2019 and December 31, 2018, Blackstone had not designated any derivatives as cash flow hedges.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

7.    Fair Value Option
The following table summarizes the financial instruments for which the fair value option has been elected:

	September 30,	December 31,
	2019	2018
Assets
Loans and Receivables	$290,136	$304,173
Equity and Preferred Securities	226,115	390,095
Debt Securities	530,314	529,698
Assets of Consolidated CLO Vehicles
Corporate Loans	6,888,906	6,766,700
Other	988	—

	$7,936,459	$7,990,666

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes
Loans Payable	$6,450,548	$6,473,233
Due to Affiliates	55,217	3,201
Subordinated Notes
Loans Payable	41,849	7,478
Due to Affiliates	46,397	52,811

	$6,594,011	$6,536,723

The following tables present the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Three Months Ended September 30,
	2019		2018
		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized
	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Assets
Loans and Receivables	$(918)	$1,540	$—	$—
Equity and Preferred Securities	—	(1,759)	—	20,329
Debt Securities	472	(7,426)	(2,461)	325
Assets of Consolidated CLO Vehicles
Corporate Loans	(2,406)	(33,427)	(3,030)	(14,095)

	$(2,852)	$(41,072)	$(5,491)	$6,559

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$—	$12,749	$—	$—
Subordinated Notes	—	23,024	—	36,021

	$—	$35,773	$—	$36,021

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Nine Months Ended September 30,
	2019		2018
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$(2,749)	$(1,117)	$—	$—
Equity and Preferred Securities	9,908	20,539	—	18,462
Debt Securities	(2,888)	9,323	(1,634)	(1,973)
Assets of Consolidated CLO Vehicles
Corporate Loans	(16,806)	128,350	(7,429)	(21,134)
Corporate Bonds	—	—	(24,056)	9,693
Other	—	350	—	6

	$(12,535)	$157,445	$(33,119)	$5,054

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$—	$(32,144)	$—	$—
Subordinated Notes	—	(27,957)	—	96,481

	$—	$(60,101)	$—	$96,481

The following table presents information for those financial instruments for which the fair value option was elected:

	September 30, 2019			December 31, 2018
		For Financial Assets			For Financial Assets
		Past Due (a)			Past Due (a)
	Excess (Deficiency)		Excess	Excess (Deficiency)		Excess
	of Fair Value	Fair	of Fair Value	of Fair Value	Fair	of Fair Value
	Over Principal	Value	Over Principal	Over Principal	Value	Over Principal
Loans and Receivables	$520	$—	$—	$2,421	$—	$—
Debt Securities	(14,857)	—	—	(26,660)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	(190,295)	—	—	(301,085)	—	—

	$(204,632)	$—	$—	$(325,324)	$—	$—

(a)	Corporate Loans within CLO assets are classified as past due if contractual payments are more than one day past due.

As of September 30, 2019 and December 31, 2018, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual
status. As of September 30, 2019 and December 31, 2018, no Corporate Bonds included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual
status.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

8.	Fair Value Measurements of Financial Instruments
The following tables summarize the valuation of Blackstone’s financial assets and liabilities by the fair value hierarchy:

	September 30, 2019
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents - Money Market Funds and Short-Term Investments	$666,147	$—	$—	$—	$666,147

Investments
Investments of Consolidated Blackstone Funds (a)
Investment Funds	—	—	—	28,378	28,378
Equity Securities	30,252	47,820	231,898	—	309,970
Partnership and LLC Interests	—	10,859	399,356	—	410,215
Debt Instruments	—	749,698	89,683	—	839,381
Freestanding Derivatives
Foreign Currency Contracts	—	2,920	—	—	2,920
Credit Default Swaps	—	319	—	—	319
Total Return Swaps	—	18	—	—	18
Other	—	138	—	—	138
Assets of Consolidated CLO Vehicles
Corporate Loans	—	6,436,248	452,658	—	6,888,906
Other	—	—	988	—	988

Total Investments of Consolidated Blackstone Funds	30,252	7,248,020	1,174,583	28,378	8,481,233

Corporate Treasury Investments
Equity Securities	418,845	—	—	—	418,845
Debt Instruments	494,889	1,380,171	18,182	—	1,893,242
Other	—	—	776	275,666	276,442

Total Corporate Treasury Investments	913,734	1,380,171	18,958	275,666	2,588,529

Other Investments	189,000	—	21,205	7,364	217,569

Total Investments	1,132,986	8,628,191	1,214,746	311,408	11,287,331

Accounts Receivable - Loans and Receivables	—	—	290,136	—	290,136

Other Assets
Freestanding Derivatives
Interest Rate Contracts	619	86,405	—	—	87,024
Foreign Currency Contracts	—	934	—	—	934
Credit Default Swaps	—	93	—	—	93

Total Other Assets	619	87,432	—	—	88,051

	$1,799,752	$8,715,623	$1,504,882	$311,408	$12,331,665

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	September 30, 2019
	Level I	Level II	Level III	Total
Liabilities
Loans Payable - Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	$—	$6,450,548	$—	$6,450,548
Subordinated Notes (b)	—	41,849	—	41,849

Total Loans Payable	—	6,492,397	—	6,492,397

Due to Affiliates - Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	—	55,217	—	55,217
Subordinated Notes (b)	—	46,397	—	46,397

Total Due to Affiliates	—	101,614	—	101,614

Securities Sold, Not Yet Purchased	22,285	64,766	—	87,051

Accounts Payable, Accrued Expenses and Other Liabilities
Liabilities of Consolidated Blackstone Funds - Freestanding Derivatives (a)
Credit Default Swaps	—	1,621	—	1,621
Total Return Swaps	—	449	—	449
Interest Rate Swaps	—	2,734	—	2,734
Other	—	26	—	26

Total Liabilities of Consolidated Blackstone Funds	—	4,830	—	4,830

Freestanding Derivatives
Interest Rate Contracts	297	73,953	—	74,250
Foreign Currency Contracts	—	961	—	961
Credit Default Swaps	—	968	—	968

Total Freestanding Derivatives	297	75,882	—	76,179

Total Accounts Payable, Accrued Expenses and Other Liabilities	297	80,712	—	81,009

	$22,582	$6,739,489	$—	$6,762,071

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of September 30, 2019:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities	$186,041	Discounted Cash Flows	Discount Rate	7.3% - 32.1%	13.1%
			Revenue CAGR	-3.1% - 26.6%	9.9%
			Book Value Multiple	0.9x - 9.5x	6.0x
			EBITDA Multiple	1.1x - 12.9x	11.2x
			Exit Capitalization Rate	7.3% - 11.4%	8.6%
			Exit Multiple - EBITDA	0.1x - 19.7x	10.3x
			Exit Multiple - NOI	13.7x	N/A
			Exit Multiple - P/E	17.0x	N/A
	1,350	Market Comparable Companies	Book Value Multiple	1.1x	N/A
			Dollar/Acre Multiple	$7.0	N/A
	28,091	Other	N/A	N/A	N/A
	16,207	Transaction Price	N/A	N/A	N/A
	209	Third Party Pricing	N/A	N/A	N/A
Partnership and LLC Interests	341,116	Discounted Cash Flows	Discount Rate	2.6% - 26.5%	9.4%
			Revenue CAGR	-3.4% - 27.5%	17.9%
			EBITDA Multiple	14.3x	N/A
			Exit Capitalization Rate	2.7% - 25.0%	5.7%
			Exit Multiple - EBITDA	4.0x - 36.7x	12.2x
			Exit Multiple - NOI	13.0x	N/A
	3,074	Market Comparable Companies	Book Value Multiple	1.2x	N/A
			Dollar/Acre Multiple	$12.0	N/A
	1,901	Other	N/A	N/A	N/A
	290	Third Party Pricing	N/A	N/A	N/A
	52,975	Transaction Price	N/A	N/A	N/A
Debt Instruments	8,486	Discounted Cash Flows	Discount Rate	7.1% - 51.2%	12.5%
			Exit Capitalization Rate	5.5% - 8.0%	6.7%
			Exit Multiple - EBITDA	6.5x - 12.5x	8.6x
	79,677	Third Party Pricing	N/A	N/A	N/A
	1,520	Transaction Price	N/A	N/A	N/A
Assets of Consolidated CLO Vehicles	40	Discounted Cash Flows	Discount Rate	4.7%	N/A
	453,606	Third Party Pricing	N/A	N/A	N/A

Total Investments of Consolidated Blackstone Funds	1,174,583

continued...

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Corporate Treasury Investments	$10,199	Discounted Cash Flows	Discount Rate	3.4% - 7.5%	5.9%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	11.5% - 70.0%	67.9%
			Reinvestment Rate	LIBOR + 400 bps	N/A
	776	Market Comparable Companies	EBITDA Multiple	6.7x	N/A
	7,983	Third Party Pricing	N/A	N/A	N/A
Loans and Receivables	290,136	Discounted Cash Flows	Discount Rate	6.2% - 8.3%	6.6%
Other Investments	21,205	Discounted Cash Flows	Discount Rate	0.9% - 18.7%	3.0%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 M onths	N/A
			Recovery Rate	70.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A

	$1,504,882

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

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

continued...

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Corporate Treasury Investments	$7,947	Discounted Cash Flows	Discount Rate	4.4% - 7.5%	6.6%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months - 21 Months	13 Months
			Recovery Rate	17.5% - 70.0%	67.7%
			Reinvestment Rate	LIBOR + 400 bps	N/A
	16,621	Third Party Pricing	N/A	N/A	N/A
Loans and Receivables	304,173	Discounted Cash Flows	Discount Rate	6.1% - 12.8%	8.7%
Other Investments	26,631	Discounted Cash Flows	Discount Rate	1.0% - 15.0%	2.8%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	70.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
	4,986	Transaction Price	N/A	N/A	N/A

	$1,724,374

N/A	Not applicable.
CAGR	Compound annual growth rate.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA, forward EBITDA and price/earnings exit multiples.
LIBOR	London Interbank Offered Rate
NOI	Net operating income.
P/E	Price-earnings ratio.
Third Party Pricing	Third Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.
Transaction Price	Includes recent acquisitions or transactions.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.

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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

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

	Level III Financial Assets at Fair Value
	Three Months Ended September 30,
	2019				2018
	Investments				Investments
	of	Loans	Other		of	Loans	Other
	Consolidated	and	Investments		Consolidated	and	Investments
	Funds	Receivables	(a)	Total	Funds	Receivables	(a)	Total
Balance, Beginning of Period	$1,140,096	$187,831	$49,052	$1,376,979	$1,086,724	$346,603	$114,723	$1,548,050
Transfer In to Level III (b)	216,782	—	—	216,782	255,398	—	5,299	260,697
Transfer Out of Level III (b)	(173,495)	—	(8,193)	(181,688)	(221,162)	—	(11,192)	(232,354)
Purchases	136,384	283,492	3,022	422,898	156,527	347,890	15,754	520,171
Sales	(151,958)	(182,584)	(2,522)	(337,064)	(119,593)	(274,817)	(69,272)	(463,682)
Settlements	—	(2,042)	—	(2,042)	—	(8,397)	—	(8,397)
Changes in Gains Included in Earnings	6,774	3,439	(1,196)	9,017	12,764	8,524	35,207	56,495

Balance, End of Period	$1,174,583	$290,136	$40,163	$1,504,882	$1,170,658	$419,803	$90,519	$1,680,980

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$3,020	$1,540	$(230)	$4,330	$8,229	$8,523	$5,431	$22,183

	Level III Financial Assets at Fair Value
	Nine Months Ended September 30,
	2019				2018
	Investments				Investments
	of	Loans	Other		of	Loans	Other
	Consolidated	and	Investments		Consolidated	and	Investments
	Funds	Receivables	(a)	Total	Funds	Receivables	(a)	Total
Balance, Beginning of Period	$1,364,016	$304,173	$56,185	$1,724,374	$1,029,371	$239,659	$119,642	$1,388,672
Transfer In Due to Consolidation and Acquisition	—	—	—	—	50,043	—		50,043
Transfer Out Due to Deconsolidation	—	—	—	—	(217,182)	—	—	(217,182)
Transfer In to Level III (b)	168,479	—	12,935	181,414	160,125	—	5,299	165,424
Transfer Out of Level III (b)	(405,498)	—	(35,363)	(440,861)	(117,372)	—	(26,909)	(144,281)
Purchases	323,449	554,264	15,842	893,555	590,153	718,811	35,567	1,344,531
Sales	(321,574)	(566,400)	(8,663)	(896,637)	(374,479)	(538,520)	(92,751)	(1,005,750)
Settlements	—	(12,231)	—	(12,231)	—	(17,376)	(4)	(17,380)
Changes in Gains Included in Earnings	45,711	10,330	(773)	55,268	49,999	17,229	49,675	116,903

Balance, End of Period	$1,174,583	$290,136	$40,163	$1,504,882	$1,170,658	$419,803	$90,519	$1,680,980

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$32,415	$(1,117)	$(29)	$31,269	$11,670	$17,229	$5,049	$33,948

(a)	Represents corporate treasury investments and Other Investments.

(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

There were no Level III financial liabilities as of and for the three and nine months ended September 30, 2019 and 2018.
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
non-consolidated
VIEs and any clawback obligation relating to previously distributed Performance Allocations. Blackstone’s maximum exposure to loss relating to non-consolidated
VIEs were as follows:

	September 30,	December 31,
	2019	2018
Investments	$1,110,903	$942,700
Due from Affiliates	312,266	254,744
Potential Clawback Obligation	96,331	159,691

Maximum Exposure to Loss	$1,519,500	$1,357,135

Amounts Due to Non-Consolidated VIEs	$214	$207

10.	Repurchase Agreements
At September 30, 2019, Blackstone pledged securities with a carrying value of $211.2 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.
At December 31, 2018, Blackstone pledged securities with a carrying value of $279.5 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following tables provide information regarding Blackstone’s Repurchase Agreements obligation by type of collateral pledged:

	September 30, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to	30 - 90	than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$15,916	$108,437	$38,706	$163,059

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$163,059

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

	December 31, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to	30 - 90	than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$42,908	$144,731	$34,563	$222,202

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$222,202

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

11.	Offsetting of Assets and Liabilities
The following tables present the offsetting of assets and liabilities as of September 30, 2019 and December 31, 2018:

September 30, 2019
Gross and Net
	Amounts of	Gross Amounts Not Offset
	Assets Presented	in the Statement of
	in the Statement	Financial Condition
	of Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Received	Net Amount
Assets
Freestanding Derivatives	$89,928	$69,016	$—	$20,912

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	September 30, 2019
	Gross and Net
	Amounts of
	Liabilities	Gross Amounts Not Offset
	Presented in the	in the Statement of
	Statement of	Financial Condition
	Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Pledged	Net Amount
Liabilities
Freestanding Derivatives	$81,009	$63,178	$16,621	$1,210
Repurchase Agreements	163,059	163,059	—	—

	$244,068	$226,237	$16,621	$1,210

December 31, 2018
Gross and Net
Amounts of
	Assets	Gross Amounts Not Offset
	Presented in the	in the Statement of
	Statement of	Financial Condition
	Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Received	Net Amount
Assets
Freestanding Derivatives	$45,416	$37,788	$5,547	$2,081

	December 31, 2018
	Gross and Net
	Amounts of
	Liabilities	Gross Amounts Not Offset
	Presented in the	in the Statement of
	Statement of	Financial Condition
	Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Pledged	Net Amount
Liabilities
Freestanding Derivatives	$52,844	$35,905	$15,377	$1,562
Repurchase Agreements	222,202	222,202	—	—

	$275,046	$258,107	$15,377	$1,562

(a)
Amounts presented are inclusive of both legally enforceable master netting agreements, and financial instruments received or pledged as collateral. Financial instruments received or pledged as collateral offset derivative counterparty risk exposure, but do not reduce net balance sheet exposure.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Repurchase Agreements are presented separately on the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	September 30,	December 31,
	2019	2018
Furniture, Equipment and Leasehold Improvements, Net	$150,907	$120,372
Prepaid Expenses	149,129	110,732
Freestanding Derivatives	88,051	44,918
Other	14,583	18,226

	$402,670	$294,248

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition and are not a significant component thereof.
Notional Pooling Arrangement
Blackstone has a notional cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of September 30, 2019, the aggregate cash balance on deposit relating to the cash pooling arrangement was $1.1 billion, which was offset with an accompanying overdraft of $1.1 billion.
12.	Borrowings
On September 3, 2019, Blackstone, through its indirect subsidiary Blackstone Holdings Finance Co. L.L.C. (the “Issuer”),

commenced a cash tender offer (the “Tender Offer”) for any and all of its
5.875
% Senior Notes maturing on
March 15, 2021
(the “
2021
 Notes”). On September
9
,
2019
, the
T
ender
O
ffer expired and $
175.0
 million aggregate principal amount of the
2021
 Notes were validly tendered for payment. Payment for the tendered notes was made on September
10
,
2019
.
On September 10, 2019, the Issuer exercised its rights under the optional redemption provisions of the 2021 Notes to notice all of the outstanding 2021 Notes, that were not previously tendered in the Tender Offer, for redemption. On October 10, 2019, the Issuer redeemed all such remaining 2021 Notes. As of September 30, 2019, the non-tendered
2021 Notes remained outstanding and therefore are included in Blackstone’s consolidated financial statements in accordance with their terms.
On September 10, 2019, the Issuer issued $500 million aggregate principal amount of senior notes maturing January 10, 2030 (the “2030 Notes”) and $400 million aggregate principal amount of senior notes maturing September 10, 2049 (the “2049 Notes”). The 2030 Notes have an interest rate of 2.500% per annum, accruing from September 10, 2019. The 2049 Notes have an interest rate of 3.500% per annum, accruing from September 10, 2019. Interest on the 2030 Notes is payable semi-annually in arrears on January 10 and July 10 of each year, commencing on January 10, 2020. Interest on the 2049 Notes is payable semi-annually in arrears on March 10 and September 10 of each year, commencing on March 10, 2020.
The 2030 Notes and 2049 Notes are unsecured and unsubordinated obligations of the Issuer. The 2030 Notes and 2049 Notes are fully and unconditionally guaranteed by The Blackstone Group Inc. and its indirect subsidiaries, Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. (the “Guarantors”). The guarantees are unsecured and unsubordinated obligations of the Guarantors. Transaction costs related to the issuance of the 2030 Notes and 2049 Notes have been capitalized and are being amortized over the life of the 2030 Notes and 2049 Notes.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

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

	September 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
Senior Notes	Value	Value (a)	Value	Value (a)
5.875%, Due 3/15/2021 (b)	$223,229	$236,680	$398,947	$421,720
4.750%, Due 2/15/2023	395,972	430,600	395,166	417,600
2.000%, Due 5/19/2025	322,856	360,125	339,959	352,197
1.000%, Due 10/5/2026	645,495	681,536	679,193	647,564
3.150%, Due 10/2/2027	296,963	307,590	296,717	285,030
1.500%, Due 4/10/2029	648,465	702,266	—	—
2.500%, Due 1/10/2030	490,465	483,850	—	—
6.250%, Due 8/15/2042	238,382	332,125	238,221	289,225
5.000%, Due 6/15/2044	488,912	598,600	488,747	490,150
4.450%, Due 7/15/2045	344,127	391,090	344,038	329,770
4.000%, Due 10/2/2047	290,298	315,120	290,163	262,800
3.500%, Due 9/10/2049	392,396	387,960	—	—

	$4,777,560	$5,227,542	$3,471,151	$3,496,056

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
(b)	On October 10, 2019, Blackstone re deemed the then outstanding aggregate principal amount of the 2021 Notes.
Included within Loans Payable and Due to Affiliates within the Condensed Consolidated Statements of Financial Condition are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. Borrowings through the consolidated CLO vehicles consisted of the following:

	September 30, 2019			December 31, 2018
			Weighted-			Weighted-
		Weighted-	Average		Weighted-	Average
		Average	Remaining		Average	Remaining
	Borrowing	Interest	Maturity in	Borrowing	Interest	Maturity in
	Outstanding	Rate	Years	Outstanding	Rate	Years
Senior Secured Notes	$6,528,738	3.86%	6.3	$6,531,550	4.20%	7.5
Subordinated Notes	321,866	(a)	N/A	331,735	(a)	N/A

	$6,850,604			$6,863,285

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Senior Secured Notes and Subordinated Notes comprise the following amounts:

	September 30, 2019			December 31, 2018
		Amounts Due to Non-			Amounts Due to Non-
		Consolidated Affiliates			Consolidated Affiliates
		Borrowing			Borrowing
	Fair Value	Outstanding	Fair Value	Fair Value	Outstanding	Fair Value
Senior Secured Notes	$6,505,765	$55,250	$55,217	$6,476,434	$3,250	$3,201
Subordinated Notes	88,246	77,965	46,397	60,289	111,659	52,811

	$6,594,011	$133,215	$101,614	$6,536,723	$114,909	$56,012

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities. As of September 30, 2019 and December 31, 2018, the fair value of the consolidated CLO assets was $7.2 billion and $7.1 billion, respectively.
Scheduled principal payments for borrowings as of September 30, 2019 were as follows:
		Blackstone Fund
	Operating	Facilities/CLO	Total
	Borrowings	Vehicles	Borrowings
2019	$—	$288	$288
2020	—	—	—
2021 (a)	225,045	—	225,045
2022	—	—	—
2023	400,000	—	400,000
Thereafter	4,234,850	6,850,604	11,085,454

	$4,859,895	$6,850,892	$11,710,787

(a)	The Operating Borrowings balance in 2021 represents the 2021 Notes. As noted above, the 2021 Notes were re deemed on October 10, 2019.
13. Leases
Blackstone enters into
non-cancelable
lease and sublease agreements primarily for office space, which expire on various dates through 2030. As of September 30, 2019, the weighted-average remaining lease term was 7.6 years, and the weighted-average discount rate was 2.5%.
The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating Lease Cost
Straight-Line Lease Cost (a)	$22,229	$66,639
Variable Lease Cost	3,992	10,892
Sublease Income	(59)	(391)

	$26,162	$77,140

(a)	Straight-line lease cost includes short-term leases, which are immaterial.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Supplemental cash flow information related to leases were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating Cash Flows f or Operating Leases	$23,410	$69,825
N on-Cash Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	4,069	11,452
The following table shows the undiscounted cash flows on an annual basis for Operating Lease Liabilities as of September 30, 2019:

2019	$20,526
2020	81,144
2021	85,896
2022	77,830
2023	75,623
Thereafter	272,271

Total Lease Payments (a)	613,290
Less: Imputed Interest	(55,037)

Present Value of Operating Lease Liabilities	$558,253

(a)	Excludes $128.6 million of lease payments for signed leases that have not yet commenced.
As of December 31, 2018, the aggregate minimum future payments, net of sublease income, required on operating leases are as follows:

2019	$78,506
2020	72,191
2021	80,914
2022	79,094
2023	77,248
Thereafter	273,347

Total	$661,300

14.	Income Taxes
Prior to the Conversion, Blackstone and certain of its subsidiaries operated in the U.S. as partnerships for income tax purposes (
partnerships
generally are not subject to federal income taxes) and generally as corporate entities in
non-U.S.
jurisdictions. Subsequent to the Conversion, all income attributable to Blackstone is subject to U.S. corporate income taxes.
The termination of the status of Blackstone as a partnership for tax purposes in the Conversion has been treated as a change in tax status under the GAAP guidance on accounting for income taxes. This guidance requires that the deferred tax effects of a change in tax status be recorded to income from continuing operations on the date the Partnership status terminates. Blackstone has calculated the estimated effect of the change in tax status to be a tax benefit of $231.1 million, net of a valuation allowance of $812.0 million
.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Conversion resulted in a
step-up
in the tax basis of certain assets that will be recovered as those assets are sold or the basis is amortized. The basis information currently available represents an estimate of the basis in Blackstone’s subsidiaries at July 1, 2019. The final amount of the step-up
in tax basis may differ as the basis information becomes available and is finalized.
In evaluating the ability to realize deferred tax assets, Blackstone considers projections of taxable income (including the character of such income), beginning with historic results and incorporating assumptions of the amount of future pretax operating income. These assumptions about future taxable income require significant judgment and are consistent with the plans and estimates that Blackstone uses to manage its business. A portion of the deferred tax assets are not considered to be more likely than not to be realized due to the character of income. For that portion of the deferred tax assets, a valuation allowance was recorded upon conversion.
Blackstone’s effective tax rate was
-15.5%
and 2.7% for the three months ended September 30, 2019 and 2018, respectively, and
-2.7%
and 6.2% for the nine months ended September 30, 2019 and 2018, respectively. Blackstone’s income tax provision was $(156.8) million and $26.8 million for the three months ended September 30, 2019 and 2018, respectively, and $(76.9) million and $220.0 million for the nine months ended September 30, 2019 and 2018, respectively. The effective tax rate differs from the statutory rate primarily because: (a) Blackstone received the benefit of a portion of the step-up in basis resulting from the Conversion on July 1, 2019, (b) a portion of the reported net income (loss) before taxes is attributable to non-controlling interest holders, and (c) a portion of the reported net income (loss) before taxes is attributable to the period prior to which Blackstone converted to a corporation.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

15. Earnings Per Share and Stockholder’s Equity
Earnings Per Share
Basic and diluted net income per share of Class A common stock for the three and nine months ended September 30, 2019 and September 30, 2018 was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income for Per Share of Class A Common Stock Calculations
Net Income Attributable to The Blackstone Group Inc., Basic	$779,437	$442,742	$1,566,533	$1,552,656
Incremental Net Income from Assumed Exchange of Blackstone Holdings Partnership Units	—	327,850	—	1,187,908

Net Income Attributable to The Blackstone Group Inc., Diluted	$779,437	$770,592	$1,566,533	$2,740,564

Shares/Units Outstanding
Weighted-Average Shares of Class A Common Stock Outstanding, Basic	675,963,129	682,435,177	674,714,040	679,598,629
Weighted-Average Shares of Unvested Deferred Restricted Class A Common Stock	256,629	230,759	265,007	215,270
Weighted-Average Blackstone Holdings Partnership Units	—	523,212,047	—	529,299,345

Weighted-Average Shares of Class A Common Stock Outstanding, Diluted	676,219,758	1,205,877,983	674,979,047	1,209,113,244

Net Income Per Share of Class A Common Stock
Basic	$1.15	$0.65	$2.32	$2.28

Diluted	$1.15	$0.64	$2.32	$2.27

Dividends Declared Per Share of Class A Common Stock (a)	$0.48	$0.58	$1.43	$1.78

(a)	Dividends declared reflects the calendar date of the declaration for each dividend.
In computing the dilutive effect that the exchange of Blackstone Holdings Partnership Units would have on Net Income Per Share of Class A Common Stock, Blackstone considered that net income available to holders of shares of Class A common stock would increase due to the elimination of non-controlling
interests in Blackstone Holdings, inclusive of any tax impact. Because the hypothetical conversion may result in a different tax rate, the Blackstone Holdings Partnership Units are considered anti-dilutive in certain periods may be dilutive in other periods.

5
1

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the anti-dilutive securities for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Weighted-Average Blackstone Holdings Partnership Units	524,859,672	—	525,779,901	—
Stockholder’s Equity
In connection with the Conversion, effective July 1, 2019, each common unit of the Partnership outstanding immediately prior to the Conversion converted into one issued and outstanding
, fully paid and
nonassessable
share of Class A common stock, $
0.00001
par value per share, of the Corporation. The special voting unit of the Partnership outstanding immediately prior to the Conversion converted into one issued and outstanding
, fully paid and
nonassessable
share of Class B common stock, $
0.00001
par value per share, of the Corporation. The general partner units of the Partnership outstanding immediately prior to the Conversion converted into one issued and outstanding
, fully paid and
nonassessable
share of Class C common stock, $
0.00001
par value per share, of the Corporation.
The Class A and Class B common stock generally are
non-voting.
The Class B common stock generally will vote together with the Class A common stock as a single class on those few matters that may be submitted for a vote of the Class A common stock. The Class C common stock is the only class of the Corporation’s common stock entitled to vote at a meeting of shareholders (or take similar action by written consent) in the election of directors and generally with respect to all other matters submitted to a vote of shareholders. The Class B and Class C common stock holders are not entitled to dividends from the Corporation, or receipt of any of the Corporation’s assets in the event of any dissolution, liquidation or winding up. Blackstone Partners L.L.C. is the sole holder of the Class B common stock and Blackstone Group Management L.L.C. is the sole holder of the Class C common stock.
In connection with the Conversion on July 1, 2019, the Corporation authorized 9 billion shares of preferred stock with a par value of $0.00001. There were no shares of preferred stock issued and outstanding as of September 30, 2019.
Share Repurchase Program
On July 16, 2019, the board of directors of the Corporation authorized the repurchase of up to $1.0 billion of
Class A common stock and Blackstone Holdings Partnership Units, which replaced the prior repurchase authorization. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.
During the three and nine months ended September 30, 2019, Blackstone repurchased 2.8 million and 11.3 million shares of Blackstone Class A common stock, respectively, at a total cost of $136.0 million and $479.1 million, respectively. During the three and nine months ended September 30, 2018, Blackstone repurchased 6.0 million and 8.2 million shares of Blackstone Class A common stock, respectively, at a total cost of $218.4 million and $290.1 million, respectively. As of September 30, 2019, the amount remaining available for repurchases under the program was $864.0 million. Class A common stock repurchased in the quarter ended September 30, 2019 excludes shares for which trades were executed during the three months ended June 30, 2019 and settlement occurred in July 2019.

5
2

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Shares Eligible for Dividends and Distributions
As of September 30, 2019, the total number of shares of Class A common stock and Blackstone Holdings Partnership Units entitled to participate in dividends and distributions were as follows:

Shares
Class A Common Stock Outstanding	666,257,305
Unvested Participating Common Stock	9,382,814

Total Participating Common Stock	675,640,119
Participating Blackstone Holdings Partnership Units	523,338,040

1,198,978,159

16. Equity-Based Compensation
Blackstone has granted equity-based compensation awards to Blackstone’s senior managing directors, non-partner
professionals,
non-professionals
and selected external advisers under Blackstone’s Amended and Restated 2007 Equity Incentive Plan (the “Equity Plan”). The Equity Plan allows for the granting of options, share appreciation rights or other share-based awards (shares, restricted shares, restricted shares of Class A common stock, deferred restricted shares of Class A common stock, phantom restricted shares of Class A common stock or other share-based awards based in whole or in part on the fair market value of shares of Blackstone Class A common stock or Blackstone Holdings Partnership Units) which may contain certain service or performance requirements. As of January 1, 2019, Blackstone had the ability to grant 171,502,746 shares under the Equity Plan.
For the three and nine months ended September 30, 2019, Blackstone recorded compensation expense of $107.8 million and $331.8 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $3.4 million and $38.0 million, respectively. For the three and nine months ended September 30, 2018, Blackstone recorded compensation expense of $73.7 million and $282.7 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $11.7 million and $46.3 million, respectively.
As of September 30, 2019, there was $918.1 million of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 4.1 years.
Total vested and unvested outstanding shares, including Blackstone Class A common stock, Blackstone Holdings Partnership Units and deferred restricted shares of Class A common stock, were 1,199,368,357 as of September 30, 2019. Total outstanding unvested phantom shares were 47,904 as of September 30, 2019.
A summary of the status of Blackstone’s unvested equity-based awards as of September 30, 2019 and of changes during the period January 1, 2019 through September 30, 2019 is presented below:

	Blackstone Holdings		The Blackstone Group Inc.
			Equity Settled Awards		Cash Settled Awards
		Weighted-	Deferred	Weighted-		Weighted-
		Average	Restricted Shares	Average		Average
	Partnership	Grant Date	of Class A	Grant Date	Phantom	Grant Date
Unvested Shares/Units	Units	Fair Value	Common Stock	Fair Value	Shares	Fair Value
Balance, December 31, 2018	31,554,127	$34.38	9,312,268	$31.43	46,808	$34.66
Granted	8,634,416	43.38	3,376,642	38.17	10,661	48.71
Vested	(5,960,837)	36.25	(3,173,977)	31.22	(9,473)	48.01
Forfeited	(178,247)	31.99	(367,093)	31.53	(4,787)	47.95

Balance, September 30, 2019	34,049,459	$36.04	9,147,840	$34.04	43,209	$48.63

5
3

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Shares/Units Expected to Vest
The following unvested shares and units, after expected forfeitures, as of September 30, 2019, are expected to vest:

		Weighted-
		Average
		Service Period
	Shares/Units	in Years
Blackstone Holdings Partnership Units	27,622,630	3.4
Deferred Restricted Shares of Class A Common Stock	7,218,878	2.3

Total Equity-Based Awards	34,841,508	3.2

Phantom Shares	32,885	2.7

17. Related Party Transactions
Affiliate Receivables and Payables
Due from Affiliates and Due to Affiliates consisted of the following:

	September 30,	December 31,
	2019	2018
Due from Affiliates
Management Fees, Performance Revenues, Reimbursable Expenses and Other Receivables from Non-Consolidated Entities and Portfolio Companies	$1,833,036	$1,520,100
Due from Certain Non-Controlling Interest Holders and Blackstone Employees	615,083	462,475
Accrual for Potential Clawback of Previously Distributed Performance Allocations	16,044	11,548

	$2,464,163	$1,994,123

	September 30,	December 31,
	2019	2018
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$604,800	$796,902
Due to Non-Consolidated Entities	141,036	99,728
Due to Note-Holders of Consolidated CLO Vehicles	101,614	56,012
Due to Certain Non-Controlling Interest Holders and Blackstone Employees	48,139	53,613
Accrual for Potential Repayment of Previously Received Performance Allocations	89,380	29,521

	$984,969	$1,035,776

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties
The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of September 30, 2019 and December 31, 2018, such investments aggregated $911.6 million and $842.9 million, respectively. Their share of the Net Income Attributable to Redeemable
Non-Controlling
and
Non-Controlling
Interests in Consolidated Entities aggregated $6.2 million and $21.2 million for the three months ended September 30, 2019 and 2018, respectively, and $54.8 million and $87.1 million for the nine months ended September 30, 2019 and 2018, respectively.

5
4

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Loans to Affiliates
Loans to affiliates consist of interest bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $1.1 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively, and $5.3 million and $3.8 million for the nine months ended September 30, 2019 and 2018, respectively.
Contingent Repayment Guarantee
Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling
interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of September 30, 2019. See Note 18. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.
Aircraft and Other Services
In the normal course of business, Blackstone personnel make use of aircraft owned as personal assets by Stephen A. Schwarzman; an aircraft owned as a personal asset by Jonathan D. Gray, Blackstone’s President and Chief Operating Officer and a Director of Blackstone; and an aircraft owned jointly as a personal asset by Bennett J. Goodman,
Co-Founder
of GSO Capital and a Director of Blackstone, and a former senior managing director (each such aircraft, “Personal Aircraft”). Mr. Schwarzman paid for his purchases of his Personal Aircraft. Mr. Goodman paid for his interest in his jointly owned Personal Aircraft. Mr. Gray paid for his purchase of his Personal Aircraft. Mr. Schwarzman, Mr. Gray and Mr. Goodman respectively bear operating, personnel and maintenance costs associated with the operation of such Personal Aircraft. Payment by Blackstone for the use of the Personal Aircraft by Blackstone employees is made based on market rates.
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
Tax Receivable Agreements
Blackstone used a portion of the proceeds from the IPO and the sale of non-voting
common units to Beijing Wonderful Investments to purchase interests in the predecessor businesses from the predecessor owners. In addition, holders of Blackstone Holdings Partnership Units may exchange their Blackstone Holdings Partnership Units for shares of Blackstone Class A common stock on a one-for-one
basis. The purchase and subsequent exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Blackstone Holdings and therefore reduce the amount of tax that Blackstone would otherwise be required to pay in the future.

5
5

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Blackstone
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
As a result of the Conversion, there was a reduction of $174.6 million of the tax receivable agreement liability.

Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $
604.8
 million over the next
15
 years. The
after-tax
net present value of these estimated payments totals $
171.0
 million assuming a
15
% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO
owners and the others mentioned above.
Amounts related to the deferred tax asset resulting from the increase in tax basis from the exchange of Blackstone Holdings Partnership Units to shares of Blackstone Class A common stock, the resulting remeasurement of net deferred tax assets at the Blackstone ownership percentage at the balance sheet date, the due to affiliates for the future payments resulting from the tax receivable agreements and resulting adjustment to partners’ capital are included as Acquisition of Ownership Interests from
Non-Controlling
Interest Holders in the Supplemental Disclosure of
Non-Cash
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
18. Commitments and Contingencies
Commitments
Investment Commitments
Blackstone had $4.2 billion of investment commitments as of September 30, 2019 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. The consolidated Blackstone Funds had signed investment commitments of $122.5
m
illion as of September 30, 2019 which includes $63.2
m
illion of signed investment commitments for portfolio company acquisitions in the process of closing.

5
6

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Contingencies
Guarantees
Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going
business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to Blackstone to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, Blackstone’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $15.8 million as of September 30, 2019.
The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to The Blackstone Group International Partners LLP. The amount guaranteed as of September 30, 2019 was $179.8 million.
Litigation
Blackstone may from time to time be involved in litigation and claims incidental to the conduct of its business. Blackstone’s businesses are also subject to extensive regulation, which may result in regulatory proceedings against Blackstone.
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
On April 23, 2019, the Kentucky Court of Appeals granted the Blackstone Defendants’ petition for a writ of prohibition and vacated the Circuit Court’s November 30, 2018 Opinion and Order denying the motion to dismiss for lack of standing. On April 24, 2019, the Mayberry Plaintiffs filed a notice of appeal of that order to the Kentucky Supreme Court. The Kentucky Supreme Court heard oral argument on the appeal on October 24, 2019.
Blackstone believes that this suit is totally without merit and intends to defend it vigorously.

5
7

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

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
The following table presents the clawback obligations by segment:

	September 30, 2019			December 31, 2018
		Current and			Current and
	Blackstone	Former		Blackstone	Former
Segment	Holdings	Personnel (a)	Total	Holdings	Personnel (a)	Total
Real Estate	$18,104	$11,542	$29,646	$15,770	$10,053	$25,823
Private Equity	55,398	(3,462)	51,936	13,296	(12,448)	848
Credit	3,296	4,502	7,798	1,355	1,495	2,850

	$76,798	$12,582	$89,380	$30,421	$(900)	$29,521

(a)	The split of clawback between Blackstone Holdings and Current and Former Personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.
For Private Equity, Real Estate, and certain Credit Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of Blackstone, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At September 30, 2019, $701.6 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.
In the Credit segment, payment of Performance Allocations to Blackstone by the majority of the stressed/distressed, mezzanine and credit alpha strategies funds are substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.
If, at September 30, 2019, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $7.3 billion, on an after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $6.6 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.
19. Segment Reporting
Blackstone transacts its primary business in the United States and substantially all of its revenues are generated domestically.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

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
•
Credit – Blackstone’s Credit segment consists principally of GSO Capital Partners LP, which is organized into performing credit strategies (which include mezzanine lending funds, middle market direct lending funds, including our business development company, and other performing credit strategy funds), distressed strategies (which include credit alpha strategies, stressed/distressed funds and energy strategies) and long only strategies (which consist of CLOs, closed end funds, open end funds and separately managed accounts). In addition, the segment includes a publicly traded master limited partnership investment platform, Harvest, and our insurer-focused platform, Blackstone Insurance Solutions.

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

5
9

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Segment Presentation
The following tables present the financial data for Blackstone’s four segments for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
	Real	Private	Hedge Fund		Total
	Estate	Equity	Solutions	Credit	Segments
Management and Advisory Fees, Net
Base Management Fees	$266,779	$252,510	$140,694	$149,746	$809,729
Transaction, Advisory and Other Fees, Net	73,385	14,657	691	3,969	92,702
Management Fee Offsets	(7,635)	(11,889)	(18)	(2,544)	(22,086)

Total Management and Advisory Fees, Net	332,529	255,278	141,367	151,171	880,345
Fee Related Performance Revenues	30,600	—	—	3,625	34,225
Fee Related Compensation	(132,183)	(105,773)	(38,898)	(52,980)	(329,834)
Other Operating Expenses	(43,897)	(38,235)	(20,495)	(41,724)	(144,351)

Fee Related Earnings	187,049	111,270	81,974	60,092	440,385

Realized Performance Revenues	282,379	124,231	1,848	12,382	420,840
Realized Performance Compensation	(85,544)	(52,034)	(1,000)	(5,292)	(143,870)
Realized Principal Investment Income	17,968	11,977	1,480	4,723	36,148

Total Net Realizations	214,803	84,174	2,328	11,813	313,118

Total Segment Distributable Earnings	$401,852	$195,444	$84,302	$71,905	$753,503

	Three Months Ended September 30, 2018
	Real	Private	Hedge Fund		Total
	Estate	Equity	Solutions	Credit	Segments
Management and Advisory Fees, Net
Base Management Fees	$254,088	$205,893	$129,554	$132,071	$721,606
Transaction, Advisory and Other Fees, Net	45,678	21,709	766	5,791	73,944
Management Fee Offsets	(8,265)	(4,973)	—	(3,093)	(16,331)

Total Management and Advisory Fees, Net	291,501	222,629	130,320	134,769	779,219
Fee Related Performance Revenues	30,299	—	—	—	30,299
Fee Related Compensation	(128,342)	(105,621)	(43,443)	(57,139)	(334,545)
Other Operating Expenses	(39,787)	(36,654)	(20,753)	(31,551)	(128,745)

Fee Related Earnings	153,671	80,354	66,124	46,079	346,228

Realized Performance Revenues	273,309	290,012	3,985	4,853	572,159
Realized Performance Compensation	(79,309)	(106,400)	(1,922)	(3,142)	(190,773)
Realized Principal Investment Income	16,197	44,408	2,024	2,991	65,620

Total Net Realizations	210,197	228,020	4,087	4,702	447,006

Total Segment Distributable Earnings	$363,868	$308,374	$70,211	$50,781	$793,234

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following tables present the financial data for Blackstone’s four segments as of September 30, 2019 and for the nine months ended September 30, 2019 and 2018:

	September 30, 2019 and the Nine Months Then Ended
	Real	Private	Hedge Fund		Total
	Estate	Equity	Solutions	Credit	Segments
Management and Advisory Fees, Net
Base Management Fees	$782,660	$737,066	$415,012	$437,824	$2,372,562
Transaction, Advisory and Other Fees, Net	121,286	83,474	1,732	12,855	219,347
Management Fee Offsets	(9,601)	(34,563)	(18)	(9,164)	(53,346)

Total Management and Advisory Fees, Net	894,345	785,977	416,726	441,515	2,538,563
Fee Related Performance Revenues	48,348	—	—	7,280	55,628
Fee Related Compensation	(344,794)	(318,467)	(118,474)	(165,964)	(947,699)
Other Operating Expenses	(122,997)	(112,865)	(59,492)	(114,429)	(409,783)

Fee Related Earnings	474,902	354,645	238,760	168,402	1,236,709

Realized Performance Revenues	558,134	403,737	17,899	29,225	1,008,995
Realized Performance Compensation	(183,186)	(154,671)	(4,588)	(12,131)	(354,576)
Realized Principal Investment Income	63,257	80,022	13,503	28,831	185,613

Total Net Realizations	438,205	329,088	26,814	45,925	840,032

Total Segment Distributable Earnings	$913,107	$683,733	$265,574	$214,327	$2,076,741

Segment Assets	$8,952,459	$8,917,445	$2,248,509	$3,854,831	$23,973,244

	Nine Months Ended September 30, 2018
	Real	Private	Hedge Fund		Total
	Estate	Equity	Solutions	Credit	Segments
Management and Advisory Fees, Net
Base Management Fees	$730,294	$584,375	$388,335	$418,673	$2,121,677
Transaction, Advisory and Other Fees, Net	92,625	45,583	1,923	11,791	151,922
Management Fee Offsets	(13,718)	(12,517)	—	(9,107)	(35,342)

Total Management and Advisory Fees, Net	809,201	617,441	390,258	421,357	2,238,257
Fee Related Performance Revenues	80,317	—	—	(666)	79,651
Fee Related Compensation	(349,735)	(289,357)	(123,615)	(174,155)	(936,862)
Other Operating Expenses	(105,230)	(103,852)	(58,032)	(91,189)	(358,303)

Fee Related Earnings	434,553	224,232	208,611	155,347	1,022,743

Realized Performance Revenues	741,999	505,306	21,432	59,337	1,328,074
Realized Performance Compensation	(230,140)	(207,958)	(7,391)	(33,007)	(478,496)
Realized Principal Investment Income	81,086	83,346	10,430	14,098	188,960

Total Net Realizations	592,945	380,694	24,471	40,428	1,038,538

Total Segment Distributable Earnings	$1,027,498	$604,926	$233,082	$195,775	$2,061,281

6
1

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Reconciliations of Total Segment Amounts
The following tables reconcile the Total Segment Revenues, Expenses and Distributable Earnings to their equivalent GAAP measure for the three and nine months ended September 30, 2019 and 2018 along with Total Assets as of September 30, 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Total GAAP Revenues	$1,735,113	$1,926,580	$5,246,790	$6,328,281
Less: Unrealized Performance Revenues (a)	(176,604)	(298,931)	(998,335)	(1,367,694)
Less: Unrealized Principal Investment (Income) Loss (b)	5,219	(28,704)	(78,353)	(94,808)
Less: Interest and Dividend Revenue (c)	(45,048)	(49,936)	(137,738)	(128,048)
Less: Other Revenue (d)	(92,843)	(9,092)	(85,882)	(42,614)
Impact of Consolidation (e)	120,214	(92,092)	15,246	(278,368)
Amortization of Intangibles (f)	387	387	1,161	1,161
Transaction-Related Charges (g)	(176,623)	(2,168)	(179,329)	(586,855)
Intersegment Eliminations	1,743	1,253	5,239	3,887

Total Segment Revenue (h)	$1,371,558	$1,447,297	$3,788,799	$3,834,942

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Expenses
Total GAAP Expenses	$947,220	$1,017,632	$2,850,624	$3,016,944
Less: Unrealized Performance Allocations Compensation (i)	(94,907)	(178,184)	(446,440)	(622,610)
Less: Equity-Based Compensation (j)	(58,570)	(36,576)	(178,451)	(115,118)
Less: Interest Expense (k)	(52,815)	(40,923)	(137,683)	(118,046)
Impact of Consolidation (e)	(14,444)	(13,260)	(39,716)	(99,447)
Amortization of Intangibles (f)	(16,096)	(14,469)	(48,288)	(43,441)
Transaction-Related Charges (g)	(94,076)	(81,410)	(293,227)	(248,508)
Intersegment Eliminations	1,743	1,253	5,239	3,887

Total Segment Expenses (l)	$618,055	$654,063	$1,712,058	$1,773,661

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Other Income
Total GAAP Other Income	$223,056	$66,838	$414,512	$250,956
Impact of Consolidation (e)	(223,056)	(66,838)	(414,512)	(250,956)

Total Segment Other Income	$—	$—	$—	$—

6
2

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Income Before Provision for Taxes
Total GAAP Income Before Provision for Taxes	$1,010,949	$975,786	$2,810,678	$3,562,293
Less: Unrealized Performance Revenues (a)	(176,604)	(298,931)	(998,335)	(1,367,694)
Less: Unrealized Principal Investment (Income) Loss (b)	5,219	(28,704)	(78,353)	(94,808)
Less: Interest and Dividend Revenue (c)	(45,048)	(49,936)	(137,738)	(128,048)
Less: Other Revenue (d)	(92,843)	(9,092)	(85,882)	(42,614)
Plus: Unrealized Performance Allocations Compensation (i)	94,907	178,184	446,440	622,610
Plus: Equity-Based Compensation (j)	58,570	36,576	178,451	115,118
Plus: Interest Expense (k)	52,815	40,923	137,683	118,046
Impact of Consolidation (e)	(88,398)	(145,670)	(359,550)	(429,877)
Amortization of Intangibles (f)	16,483	14,856	49,449	44,602
Transaction-Related Charges (g)	(82,547)	79,242	113,898	(338,347)

Total Segment Distributable Earnings	$753,503	$793,234	$2,076,741	$2,061,281

As of
September 30,
2019
Total Assets
Total GAAP Assets	$32,385,771
Impact of Consolidation (e)	(8,412,527)

Total Segment Assets	$23,973,244

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

6
3

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

(h)	Total Segment Revenues is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Total Segment Management and Advisory Fees, Net	$880,345	$779,219	$2,538,563	$2,238,257
Total Segment Fee Related Performance Revenues	34,225	30,299	55,628	79,651
Total Segment Realized Performance Revenues	420,840	572,159	1,008,995	1,328,074
Total Segment Realized Principal Investment Income	36,148	65,620	185,613	188,960

Total Segment Revenues	$1,371,558	$1,447,297	$3,788,799	$3,834,942

(i)	This adjustment removes Unrealized Performance Allocations Compensation.
(j)	This adjustment removes Equity-Based Compensation on a segment basis.
(k)	This adjustment removes Interest Expense, excluding interest expense related to the Tax Receivable Agreement.
(l)	Total Segment Expenses is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Total Segment Fee Related Compensation	$329,834	$334,545	$947,699	$936,862
Total Segment Realized Performance Compensation	143,870	190,773	354,576	478,496
Total Segment Other Operating Expenses	144,351	128,745	409,783	358,303

Total Segment Expenses	$618,055	$654,063	$1,712,058	$1,773,661

Reconciliations of Total Segment Components

The following tables reconcile the components of Total Segments to their equivalent GAAP measures, reported on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Management and Advisory Fees, Net
GAAP	$878,151	$780,009	$2,528,255	$2,230,242
Segment Adjustment (a)	2,194	(790)	10,308	8,015

Total Segment	$880,345	$779,219	$2,538,563	$2,238,257

6
4

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
GAAP Realized Performance Revenues to Total Segment Fee Related Performance Revenues
GAAP
Incentive Fees	$8,254	$9,799	$42,301	$41,743
Investment Income - Realized Performance Allocations	446,550	592,103	1,021,445	1,365,119

GAAP	454,804	601,902	1,063,746	1,406,862
Total Segment
Less: Realized Performance Revenues	(420,840)	(572,159)	(1,008,995)	(1,328,074)
Segment Adjustment (b)	261	556	877	863

Total Segment	$34,225	$30,299	$55,628	$79,651

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
GAAP Compensation to Total Segment Fee Related Compensation
GAAP
Compensation	$462,766	$419,285	$1,372,684	$1,236,167
Incentive Fee Compensation	5,419	7,251	19,711	23,656
Realized Performance Allocations Compensation	155,663	200,442	367,883	498,902

GAAP	623,848	626,978	1,760,278	1,758,725
Total Segment
Less: Realized Performance Compensation	(143,870)	(190,773)	(354,576)	(478,496)
Less: Equity-Based Compensation - Operating Compensation	(56,139)	(33,514)	(170,072)	(105,245)
Less: Equity-Based Compensation - Performance Compensation	(2,431)	(3,062)	(8,379)	(9,873)
Segment Adjustment (c)	(91,574)	(65,084)	(279,552)	(228,249)

Total Segment	$329,834	$334,545	$947,699	$936,862

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
GAAP General, Administrative and Other to Total Segment Other Operating Expenses
GAAP	$171,067	$168,813	$492,437	$441,354
Segment Adjustment (d)	(26,716)	(40,068)	(82,654)	(83,051)

Total Segment	$144,351	$128,745	$409,783	$358,303

6
5

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Realized Performance Revenues
GAAP
Incentive Fees	$8,254	$9,799	$42,301	$41,743
Investment Income - Realized Performance Allocations	446,550	592,103	1,021,445	1,365,119

GAAP	454,804	601,902	1,063,746	1,406,862
Total Segment
Less: Fee Related Performance Revenues	(34,225)	(30,299)	(55,628)	(79,651)
Segment Adjustment (b)	261	556	877	863

Total Segment	$420,840	$572,159	$1,008,995	$1,328,074

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Realized Performance Compensation
GAAP
Incentive Fee Compensation	$5,419	$7,251	$19,711	$23,656
Realized Performance Allocation Compensation	155,663	200,442	367,883	498,902

GAAP	161,082	207,693	387,594	522,558
Total Segment
Less: Fee Related Performance Compensation	(14,781)	(13,858)	(24,639)	(34,189)
Less: Equity-Based Compensation - Performance Compensation	(2,431)	(3,062)	(8,379)	(9,873)

Total Segment	$143,870	$190,773	$354,576	$478,496

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Realized Principal Investment Income
GAAP	$74,642	$134,619	$292,943	$305,961
Segment Adjustment (e)	(38,494)	(68,999)	(107,330)	(117,001)

Total Segment	$36,148	$65,620	$185,613	$188,960

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

6
6

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

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
non-controlling
interests.

20. Subsequent Events
On September 10, 2019, the Issuer exercised its rights under the optional redemption provisions of the 2021 Notes to notice all of the outstanding 2021 Notes, that were not previously tendered in the Tender Offer, for redemption. On October 10, 2019, the Issuer redeemed all such remaining 2021 Notes. As of September 30, 2019, the non-tendered
2021 Notes remained outstanding and therefore are included in Blackstone’s consolidated financial statements in accordance with their terms. See Note 12. “Borrowings” for additional information.

6
7

Item 1A. Unaudited Supplemental Presentation of Statements of Financial Condition
The Blackstone Group Inc.
Unaudited Consolidating Statements of Financial Condition
(Dollars in Thousands)

	September 30, 2019
	Consolidated	Consolidated
	Operating	Blackstone	Reclasses and
	Partnerships	Funds (a)	Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$2,468,563	$—	$—	$2,468,563
Cash Held by Blackstone Funds and Other	—	375,981	—	375,981
Investments	14,364,978	8,481,233	(641,751)	22,204,460
Accounts Receivable	536,616	219,161	—	755,777
Due from Affiliates	2,487,710	7,952	(31,499)	2,464,163
Intangible Assets, Net	415,257	—	—	415,257
Goodwill	1,869,860	—	—	1,869,860
Other Assets	401,220	1,450	—	402,670
Right-of-Use Assets	490,882	—	—	490,882
Deferred Tax Assets	938,158	—	—	938,158

Total Assets	$23,973,244	$9,085,777	$(673,250)	$32,385,771

Liabilities and Equity
Loans Payable	$4,777,560	$6,492,685	$—	$11,270,245
Due to Affiliates	794,873	582,046	(391,950)	984,969
Accrued Compensation and Benefits	3,623,258	—	—	3,623,258
Securities Sold, Not Yet Purchased	24,584	62,467	—	87,051
Repurchase Agreements	—	163,059	—	163,059
Operating Lease Liabilities	558,253	—	—	558,253
Accounts Payable, Accrued Expenses and Other Liabilities	715,545	353,930	—	1,069,475

Total Liabilities	10,494,073	7,654,187	(391,950)	17,756,310

Redeemable Non-Controlling Interests in Consolidated Entities	22,002	71,665	—	93,667

Equity
Class A Common Stock	7	—	—	7
Class B Common Stock	—	—	—	—
Class C Common Stock	—	—	—	—
Additional Paid-in-Capital	6,292,765	279,620	(279,620)	6,292,765
Retained Earnings	456,814	1,680	(1,680)	456,814
Accumulated Other Comprehensive Loss	(35,173)	—	—	(35,173)
Non-Controlling Interests in Consolidated Entities	2,956,888	1,078,625	—	4,035,513
Non-Controlling Interests in Blackstone Holdings	3,785,868	—	—	3,785,868

Total Equity	13,457,169	1,359,925	(281,300)	14,535,794

Total Liabilities and Equity	$23,973,244	$9,085,777	$(673,250)	$32,385,771

The Blackstone Group Inc.
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
* Consolidated as of December 31, 2018 only.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with The Blackstone Group Inc.’s condensed consolidated financial statements and the related notes included within this Quarterly Report on Form
 10-Q.
Effective July 1, 2019, The Blackstone Group L.P. (the “Partnership”) converted from a Delaware limited partnership to a Delaware corporation, The Blackstone Group Inc. (the “Conversion”). This report includes the results for the Partnership prior to the Conversion and The Blackstone Group Inc. following the Conversion. In this report, references to “Blackstone,” the “Corporation,” “we,” “us” or “our” refer to (a) The Blackstone Group Inc. and its consolidated subsidiaries following the Conversion and (b) the Partnership and its consolidated subsidiaries prior to the Conversion. All references to shares or per share amounts prior to the Conversion refer to units or per unit amounts. Unless otherwise noted, all references to shares or per share amounts following the Conversion refer to shares or per share amounts of Class A common stock. All references to dividends prior to the Conversion refer to distributions. See “– Organizational Structure.”
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

The GSO business is organized into three overarching strategies: performing credit, distressed and long only. Our performing credit strategies include mezzanine lending funds, middle market direct lending funds, including our business development company (“BDC”), and other performing credit strategy funds. Our distressed strategies include credit alpha strategies, stressed/distressed funds and energy strategies. GSO’s long only strategies consist of CLOs, closed end funds, open ended funds and separately managed accounts.

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
The third quarter of 2019 was characterized by continued volatility in global markets largely due to concerns over economic growth and uncertainty regarding ongoing trade disputes, with the CBOE Volatility Index up 8% in the quarter, although still 55% below its peak in December 2018. Even with elevated market volatility, developed markets finished the quarter in positive territory.
In the U.S., the S&P 500 increased 2% in the third quarter, while the Dow Jones rose 1% and Nasdaq indices were roughly flat. Global and regional equity indices were mixed in the quarter, with the MSCI World Index roughly flat and the MSCI Europe Index up 2%, while the MSCI Asia Index declined 2% and the MSCI Emerging Markets Index declined 5%.
Most U.S. equity market sectors posted positive returns during the quarter, but the energy and healthcare sectors of the S&P 500 were weaker, returning
-7%
and -3%, respectively. The price of crude oil declined 8% to $54 per barrel, which is still well below historical averages, while the Henry Hub Natural Gas spot price declined 2%. Spot prices for other commodities were mixed, with the Bloomberg Commodity Index down 2%.
In fixed income, dovish U.S. monetary policy led government bond yields lower as the U.S. Federal Reserve lowered the federal funds target range in two separate rate cuts during the third quarter, citing muted inflation and capital expenditures despite a strong labor market and moderately rising economic activity. Subsequent to the third quarter, the Federal Reserve again lowered the federal funds target range to
1.5%-1.75%,
noting that the current level would likely be held steady for the foreseeable future given the outlook for moderate economic growth, a strong labor market and low inflation. Ten year U.S. Treasury yields declined 35 basis points to 1.66% during the quarter and lower interest rates are expected to persist in the near to medium term. The Bloomberg Barclays U.S. Aggregate Index rose 2.3% and U.S. high yield advanced 1.0%. High yield spreads increased 8 basis points, while issuance increased 54% year-over-year.

Market volatility weighed on global equity issuance, which declined 16% from the second quarter of 2019 and 16% year-over-year for the year-to-date period. Merger and acquisition (M&A) activity was also lower, with global announced M&A volumes down 26% from the second quarter of 2019 and down 5% year-over-year for the year-to-date period.
Industrial production rose at an annual rate of 1.2% for the third quarter of 2019 following declines in the first two quarters of 2019. Despite being 0.1% lower at the end of the third quarter compared to a year earlier, industrial production remains at 109.5% percent of its 2012 average. The Institute for Supply Management (“ISM”) Manufacturing Purchasing Managers’ Index declined in the third quarter of 2019 to the lowest level since June 2009, signaling a contraction in the U.S. manufacturing sector. The ISM Non-Manufacturing Index also continued to decline in the third quarter of 2019, ending the quarter less than one point from the low since February 2010.
The U.S. continues to experience low unemployment, with the jobless rate dropping to 3.5% in September 2019, the lowest since December 1969. Wages continued to grow in the third quarter, with average hourly earnings growing at 3.5%, the fastest rate of growth since March 2009, based on the three-month average for production and nonsupervisory employees.
The global growth cycle is in a mature phase and signs of slowing are evident in certain regions around the world. However, most economists continue to expect moderate economic growth in the near term, with limited signals of an imminent recession in the U.S. as consumer and government spending remain healthy. Although the broader outlook remains constructive, global trade tensions and geopolitical instability continue to pose risks.
Notable Transactions
Effective July 1, 2019, The Blackstone Group L.P. converted from a Delaware limited partnership to a Delaware corporation, The Blackstone Group Inc. See “– Organizational Structure.”
On September 3, 2019, Blackstone commenced a cash tender offer (the “Tender Offer”) for any and all of its 5.875% Senior Notes maturing on March 15, 2021 (the “2021 Notes”). On September 9, 2019, the Tender Offer expired and $175.0 million aggregate principal amount of the 2021 Notes were validly tendered for payment. Payment for the tendered notes was made on September 10, 2019. On October 10, 2019, in accordance with the optional redemption provision under the indenture governing the 2021 Notes, Blackstone redeemed the 2021 Notes that were not previously tendered in the Tender Offer.
On September 10, 2019, Blackstone issued $500 million aggregate principal amount of 2.500% Senior Notes maturing on January 10, 2030 (the “2030 Notes”) and $400 million aggregate principal amount of 3.500% Senior Notes maturing on September 10, 2049 (the “2049 Notes”). For additional information see Note 12. “Borrowings” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
Organizational Structure
Effective July 1, 2019, The Blackstone Group L.P. converted from a Delaware limited partnership to a Delaware corporation, The Blackstone Group Inc.

The simplified diagram below depicts our current organizational structure. The diagram does not depict all of our subsidiaries, including intermediate holding companies through which certain of the subsidiaries depicted are held.

Key Financial Measures and Indicators
We manage our business using certain financial measures and key operating metrics since we believe these metrics measure the productivity of our investment activities. We prepare our Condensed Consolidated Financial Statements in accordance with GAAP. See Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” and “— Critical Accounting Policies.” Our key
non-GAAP
financial measures and operating indicators and metrics are discussed below.
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
Income Tax Current Developments
Prior to the Conversion, certain of our share of investment income and carried interest was not subject to U.S. corporate income taxes. Subsequent to the Conversion, all income earned by us is subject to U.S. corporate income taxes, which we believe will result in an overall higher income tax expense (or benefit) over time when compared to periods prior to the Conversion.

States and other jurisdictions have considered legislation to increase taxes with respect to carried interest. For example, New Jersey recently enacted legislation which eliminates an exclusion from New Jersey source income (for non-residents)
for carried interest and income from providing investment management services, which is not expected to materially affect our common shareholders, and authorizes a contingent 17% surtax on such management income for gross income tax and corporate income tax purposes. These carried interest provisions remain non-operative
as they are dependent upon Connecticut, New York and Massachusetts enacting legislation with identical provisions. In addition, New York State recently introduced legislation which would tax income from certain investment management services provided by a partner (whether or not a New York resident). As part of that legislation, New York also proposed a state tax surcharge of 19% on carried interest in addition to the personal income tax. Similar to the New Jersey legislation, the New York legislation would not take effect until similar legislation is enacted by Connecticut, New Jersey and Massachusetts. Similar proposals are under consideration in other jurisdictions such as California. Whether or when similar legislation will be enacted is unclear. Although these proposals do not apply to the Corporation following the Conversion, if enacted, they could increase the amount of taxes that our employees and other key personnel would be required to pay and, as a result, could impact our ability to recruit, retain and motivate employees and key personnel in the relevant jurisdictions.
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
In addition, legislation enacted in 2015 significantly changed the rules for U.S. federal income tax audits of partnerships. This legislation applies to any taxable years in which we were a partnership commencing after December 31, 2017 and will apply to audits of taxable years of The Blackstone Group L.P. prior to the Conversion (which such audits may occur after the Conversion) and will continue to apply to any of our subsidiaries which are partnerships. Such U.S. federal income tax audits will be conducted at the partnership level, and unless a partnership qualifies for and affirmatively elects an alternative procedure, any adjustments to the amount of tax due (including interest and penalties) will be payable by the partnership. Under an elective alternative procedure, a partnership would issue information returns to persons who were partners in the audited year, who would then be required to take the adjustments into account in calculating their own tax liability, and the partnership would not be liable for the adjustments. If a partnership elects the alternative procedure for a given adjustment, the amount of taxes for which its partners would be liable would be increased by any applicable penalties and a special interest charge. There can be no assurance that we will be eligible to make such an election or that we will, in fact, make such an election for any given adjustment. If we do not or are not able to make such an election, then (a) our then-current common shareholders, in the aggregate, could indirectly bear income tax liabilities in excess of the aggregate amount of taxes that would have been due had we elected the alternative procedure, and (b) a given common shareholders may indirectly bear taxes attributable to income allocable to other common shareholders or former common shareholders, including taxes (as well as interest and penalties) with respect to periods prior to such holder’s ownership of shares of Class A common stock. Amounts available for dividends to our common shareholders may be reduced as a result of our obligation to pay any taxes associated with an adjustment. Many issues with respect to, and the overall effect of, this legislation on us (with respect to any taxable years in which we were a partnership commencing after December 31, 2017), and on our partnership subsidiaries are uncertain, and common shareholders should consult their own tax advisors regarding all aspects of this legislation as it affects their particular circumstances.
Please see “Part II. Item 1A. Risk Factors — Following the Conversion, we expect to pay more corporate income taxes than we would have as a limited partnership.” and “— Conversion to a Corporation” in our Quarterly Report on Form
 10-Q
for the quarter ended March 31, 2019 for a further discussion of certain tax consequences of the Conversion.
Consolidated Results of Operations
Following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2019 and 2018. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended				Nine Months Ended
	September 30,		2019 vs. 2018		September 30,		2019 vs. 2018
	2019	2018	$	%	2019	2018	$	%

	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$878,151	$780,009	$98,142	13%	$2,528,255	$2,230,242	$298,013	13%

Incentive Fees	8,254	9,799	(1,545)	-16%	42,301	41,743	558	1%

Investment Income
Performance Allocations
Realized	446,550	592,103	(145,553)	-25%	1,021,445	1,365,119	(343,674)	-25%
Unrealized	176,370	299,238	(122,868)	-41%	998,101	1,367,678	(369,577)	-27%
Principal Investments
Realized	74,642	134,619	(59,977)	-45%	292,943	305,961	(13,018)	-4%
Unrealized	15,391	52,840	(37,449)	-71%	147,090	268,082	(120,992)	-45%

Total Investment Income	712,953	1,078,800	(365,847)	-34%	2,459,579	3,306,840	(847,261)	-26%

Interest and Dividend Revenue	42,482	48,604	(6,122)	-13%	130,252	124,062	6,190	5%
Other	93,273	9,368	83,905	896%	86,403	625,394	(538,991)	-86%

Total Revenues	1,735,113	1,926,580	(191,467)	-10%	5,246,790	6,328,281	(1,081,491)	-17%

Expenses
Compensation and Benefits
Compensation	462,766	419,285	43,481	10%	1,372,684	1,236,167	136,517	11%
Incentive Fee Compensation	5,419	7,251	(1,832)	-25%	19,711	23,656	(3,945)	-17%
Performance Allocations
Compensation
Realized	155,663	200,442	(44,779)	-22%	367,883	498,902	(131,019)	-26%
Unrealized	94,907	178,184	(83,277)	-47%	446,440	622,610	(176,170)	-28%

Total Compensation and Benefits	718,755	805,162	(86,407)	-11%	2,206,718	2,381,335	(174,617)	-7%
General, Administrative and Other	171,067	168,813	2,254	1%	492,437	441,354	51,083	12%
Interest Expense	53,362	41,355	12,007	29%	138,960	119,346	19,614	16%
Fund Expenses	4,036	2,302	1,734	75%	12,509	74,909	(62,400)	-83%

Total Expenses	947,220	1,017,632	(70,412)	-7%	2,850,624	3,016,944	(166,320)	-6%

Other Income
Reduction of Tax Receivable Agreement Liability	174,606	—	174,606	N/M	174,606	—	174,606	N/M
Net Gains from Fund Investment Activities	48,450	66,838	(18,388)	-28%	239,906	250,956	(11,050)	-4%

Total Other Income	223,056	66,838	156,218	234%	414,512	250,956	163,556	65%

Income Before Provision for Taxes	1,010,949	975,786	35,163	4%	2,810,678	3,562,293	(751,615)	-21%
Provision (Benefit) for Taxes	(156,786)	26,798	(183,584)	N/M	(76,895)	220,024	(296,919)	N/M

Net Income	1,167,735	948,988	218,747	23%	2,887,573	3,342,269	(454,696)	-14%
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(8)	2,569	(2,577)	N/M	3,567	2,199	1,368	62%
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	88,406	143,101	(54,695)	-38%	355,983	427,678	(71,695)	-17%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	299,900	360,576	(60,676)	-17%	961,490	1,359,736	(398,246)	-29%

Net Income Attributable to The Blackstone Group Inc.	$779,437	$442,742	$336,695	76%	$1,566,533	$1,552,656	$13,877	1%

N/M    Not meaningful.
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Revenues
Revenues were $1.7 billion for the three months ended September 30, 2019, a decrease of $191.5 million, compared to $1.9 billion for the three months ended September 30, 2018. The decrease in Revenues was primarily attributable to a decrease of $365.8 million in Investment Income, partially offset by increases of $98.1 million in Management and Advisory Fees, Net and $83.9 million in Other Revenue.

The decrease in Investment Income was primarily attributable to decreases in our Private Equity, Credit and Hedge Fund Solutions segments of $382.0 million, $30.5 million and $20.3 million, respectively, partially offset by an increase in our Real Estate segment of $101.1 million. The decrease in our Private Equity segment was primarily due to lower appreciation in corporate private equity relative to the comparative quarter. Corporate private equity carrying value increased 2.6% in the three months ended September 30, 2019 compared to 7.5% in the three months ended September 30, 2018. The decrease in our Credit segment was primarily attributable to lower returns in our performing credit strategies and distressed strategies. The decrease in our Hedge Fund Solutions segment was primarily driven by lower net appreciation of investments of which Blackstone owns a share. The increase in our Real Estate segment was primarily attributable to higher net appreciation of investment holdings in our BREP opportunistic funds compared to the comparable period in 2018. The carrying value of investments for our BREP opportunistic funds increased 3.8% in the three months ended September 30, 2019 compared to 3.0% in the three months ended September 30, 2018.
The increase in Management and Advisory Fees, Net was primarily due to increases in our Real Estate, Private Equity, Credit and Hedge Fund Solutions segments of $41.0 million, $32.6 million, $16.4 million and $11.0 million, respectively. The increase in our Real Estate segment was primarily due to
Fee-Earning
Asset Under Management growth in our core+ real estate funds and an increase in transaction fees. The increase in our Private Equity segment was primarily due to increases in
Fee-Earning
Assets Under Management in Strategic Partners, BIP and BXLS. The increase in our Credit segment was primarily due to the launch of several GSO and BIS funds subsequent to the three months ended September 30, 2018, including our BDC, successor flagship funds and multiple long only funds. The increase in our Hedge Fund Solutions segment was primarily due to
Fee-Earning
Asset Under Management growth in our individual investor and specialized solutions.
The increase in Other Revenue was primarily due to a foreign exchange gain on our euro denominated bonds.
Expenses
Expenses were $947.2 million for the three months ended September 30, 2019, a decrease of $70.4 million, compared to $1.0 billion for the three months ended September 30, 2018. The decrease was primarily attributable to a decrease in Performance Allocations Compensation, partially offset by increases in Compensation and Interest Expense. The decrease of $128.1 million in Performance Allocations Compensation was primarily due to a decrease in Investment Income. The increase of $43.5 million in Compensation was primarily due to the increase in Management and Advisory Fees, Net. The increase of $12.0 million in Interest Expense was primarily due to the consummation of a cash tender offer for the 2021 Notes.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Revenues
Revenues were $5.2 billion for the nine months ended September 30, 2019, a decrease of $1.1 billion, compared to $6.3 billion for the nine months ended September 30, 2018. The decrease in Revenues was primarily attributable to decreases of $847.3 million in Investment Income and $539.0 million in Other Revenue, partially offset by an increase of $298.0 million in Management and Advisory Fees, Net.
The decrease in Investment Income was primarily attributable to decreases in our Private Equity and Credit segments of $1.2 billion and $47.4 million, respectively, partially offset by increases in our Real Estate and Hedge Fund Solutions segments of $405.5 million and $61.4 million, respectively. The decrease in our Private Equity segment was primarily due to lower appreciation in corporate private equity. Corporate private equity carrying value increased 7.9% in the nine months ended September 30, 2019 compared to 23.4% in the nine months ended September 30, 2018. The decrease in our Credit segment was primarily attributable to lower returns in our performing credit strategies and distressed strategies. The increase in our Real Estate segment was primarily attributable to higher net appreciation of investment holdings in our BREP opportunistic funds. The carrying value of investments for our BREP opportunistic funds increased 12.9% in the nine months ended September 30, 2019 compared to 9.2% in the nine months ended September 30, 2018. The increase in our Hedge Fund Solutions segment was primarily driven by higher net appreciation of investments of which Blackstone owns a share.
The decrease in Other Revenue was primarily due to proceeds received during the nine months ended September 30, 2018 from the conclusion of our sub-advisory
relationship with FS Investments’ funds, partially offset by a foreign exchange gain on our euro denominated bonds.
The increase in Management and Advisory Fees, Net was primarily due to increases in our Private Equity, Real Estate, Hedge Fund Solutions and Credit segments of $168.5 million, $85.1 million, $26.5 million and $20.2 million, respectively. The increase in our Private Equity segment was primarily due to increases in
Fee-Earning
Assets Under Management in Strategic Partners, BIP, Tactical Opportunities and BXLS. The increase in our Real Estate segment was primarily due to
Fee-Earning
Asset Under Management growth in our core+ real estate funds and an increase in transaction fees. The increase in our Hedge Fund Solutions segment was primarily due to
Fee-Earning
Asset Under Management growth in our individual investor and specialized solutions funds and a reduction of placement fees, which offset Base Management Fees. The increase in our Credit segment was primarily due to the launch of several GSO and BIS funds subsequent to the nine months ended September 30, 2018, including our BDC, successor flagship funds and multiple long only funds, partially offset by the contractual agreement with FS Investments pursuant to which, in connection with the conclusion of our sub-advisory
relationship with respect to the BDCs, we received a fixed payment in the first quarter of 2018.
Expenses

Expenses were $2.9 billion for the nine months ended September 30, 2019, a decrease of $166.3 million, compared to $3.0 billion for the nine months ended September 30, 2018. The decrease was primarily attributable to decreases in Performance Allocations Compensation and Fund Expenses, partially offset by an increase in Compensation. The decrease of $307.2 million in Performance Allocations Compensation was primarily due to the decrease in Investment Income. The decrease of $62.4 million in Fund Expenses was due to a decrease of $64.0 million in our Credit segment primarily from the deconsolidation of certain CLO and other vehicles in 2018. The increase of $136.5 million in Compensation was due to the increase in Management and Advisory Fees, Net, on which a portion of compensation is based.
Other Income
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Other Income was $223.1 million for the three months ended September 30, 2019, an increase of $156.2 million, compared to $66.8 million for the three months ended September 30, 2018. The increase in Other Income was due to an increase of $174.6 million in Reduction of Tax Receivable Agreement Liability, partially offset by a decrease of $18.4 million in Net Gains from Fund Investment Activities.
The increase in Other Income – Reduction of Tax Receivable Agreement Liability was attributable to the Conversion.
The decrease in Other Income – Net Gain from Fund Investment Activities was principally driven by decreases of $13.4 million and $8.9 million in our Private Equity and Credit segments, respectively, partially offset by an increase of $5.5 million in our Real Estate segment. The decrease in our Private Equity segment was primarily due to lower appreciation of investments across our Private Equity funds. The decrease in our Credit segment was primarily driven by a year-over-year net decrease in appreciation of CLOs and other vehicles. The increase in our Real Estate segment was primarily due to a year-over-year net increase in the appreciation of investments in our BREP opportunistic funds.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Other Income was $414.5 million for the nine months ended September 30, 2019, an increase of $163.6 million, compared to $251.0 million for the nine months ended September 30, 2018. The increase in Other Income was due to an increase of $174.6 million in Reduction of Tax Receivable Agreement Liability, partially offset by a decrease of $11.1 million in Net Gains from Fund Investment Activities.
The increase in Other Income – Reduction of Tax Receivable Agreement Liability was attributable to the Conversion.
The decrease in Other Income – Net Gain from Fund Investment Activities was principally driven by decreases of $36.9 million and $2.9 million in our Private Equity and Credit segments, respectively, partially offset by an increase of $27.5 million in our Real Estate segment. The decrease in our Private Equity segment was primarily due to lower appreciation of investments across the Private Equity funds. The decrease in our Credit segment was primarily driven by the deconsolidation of certain CLO and other vehicles, partially offset by a year-over-year net increase in appreciation of CLOs and other vehicles. The increase in our Real Estate segment was primarily due to a year-over-year net increase in the appreciation of investments in our BREP opportunistic funds.
Provision for Taxes
The following table summarizes Blackstone’s tax position:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Income Before Provision for Taxes	$1,010,949	$975,786	$2,810,678	$3,562,293
Provision for Taxes	$(156,786)	$26,798	$(76,895)	$220,024
Effective Income Tax Rate	-15.5%	2.7%	-2.7%	6.2%

The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

	Three Months Ended		2019	Nine Months Ended		2019
	September 30,		vs.	September 30,		vs.
	2019	2018	2018	2019	2018	2018
Statutory U.S. Federal Income Tax Rate	21.0%	21.0%	-	21.0%	21.0%	-
Income Passed Through to Common Unitholders and Non-Controlling Interest Holders (a)	-8.7%	-17.2%	8.5%	-13.8%	-15.8%	2.0%
State and Local Income Taxes	2.5%	0.3%	2.2%	1.6%	1.5%	0.1%
Conversion Benefit	-22.9%	-	-22.9%	-8.2%	-	-8.2%
Change in Valuation Allowance	-3.0%	-	-3.0%	-1.1%	-	-1.1%
Other	-4.4%	-1.4%	-3.0%	-2.2%	-0.5%	-1.7%

Effective Income Tax Rate	-15.5%	2.7%	-18.2%	-2.7%	6.2%	-8.9%

(a)	Includes income that is not taxable to Blackstone and its subsidiaries. Such income is directly taxable to Blackstone’s common unitholders for the period prior to the Conversion and to Blackstone’s non-controlling
interest holders.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Blackstone’s Provision for Taxes for the three months ended September 30, 2019 and 2018 was $(156.8) million and $26.8 million, respectively. This resulted in an effective tax rate of
-15.5%
and 2.7%, respectively.

The decrease in Blackstone’s effective tax rate for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 resulted primarily from the tax benefit recorded on the date of the Conversion, which was partially offset by a higher level of income being subject to U.S. federal (and state and local) corporate income taxes following the Conversion.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Blackstone’s Provision for Taxes for the nine months ended September 30, 2019 and 2018 was $(76.9) million and $220.0 million, respectively. This resulted in an effective tax rate of
-2.7%
and 6.2%, respectively.
The decrease in Blackstone’s effective tax rate for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018 resulted primarily from the tax benefit recorded on the date of the Conversion, which was partially offset by a higher level of income being subject to U.S. federal (and state and local) corporate income taxes following the Conversion.
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
Interests in Consolidated Entities
The Net Income Attributable to Redeemable
Non-Controlling
Interests in Consolidated Entities and Net Income Attributable to
Non-Controlling
Interests in Consolidated Entities is attributable to the consolidated Blackstone Funds. The amounts of these items vary directly with the performance of the consolidated Blackstone Funds and largely eliminate the amount of Other Income – Net Gains from Fund Investment Activities from the Net Income (Loss) Attributable to The Blackstone Group Inc.
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
For the three months ended September 30, 2019 and 2018, the Net Income Before Taxes allocated to Blackstone Holdings was 43.9% and 43.7%, respectively. For the nine months ended September 30, 2019 and 2018, the net income before taxes allocated to Blackstone personnel and others who are limited partners of Blackstone Holdings was 44.0% and 44.0%, respectively. The increase of 0.2% in the three month period was primarily due to repurchases of shares of Class A common stock and the vesting of shares of Class A common stock.
The Other Income — Reduction of Tax Receivable Agreement Liability was entirely allocated to Blackstone.
Operating Metrics
The following graphs and tables summarize the
Fee-Earning
and Total Assets Under Management by Segment, followed by a rollforward of activity for the three and nine months ended September 30, 2019 and 2018. For a description of how Assets Under Management and
Fee-Earning
Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and
Fee-Earning
Assets Under Management”:

Note:    Totals may not add due to rounding.

	Three Months Ended
	September 30, 2019					September 30, 2018
		Private	Hedge Fund				Private	Hedge Fund
	Real Estate	Equity	Solutions	Credit	Total	Real Estate	Equity	Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$112,287,094	$96,467,272	$74,653,420	$104,456,856	$387,864,642	$88,776,501	$78,045,697	$71,889,290	$94,266,657	$332,978,145
Inflows, including Commitments (a)	7,452,469	3,192,294	2,933,919	4,394,501	17,973,183	3,619,799	2,213,913	3,281,639	7,588,255	16,703,606
Outflows, including Distributions (b)	(552,062)	(107,764)	(2,411,329)	(1,845,621)	(4,916,776)	(208,373)	(477,894)	(1,482,849)	(1,547,917)	(3,717,033)

Net Inflows	6,900,407	3,084,530	522,590	2,548,880	13,056,407	3,411,426	1,736,019	1,798,790	6,040,338	12,986,573
Realizations (c)	(2,897,640)	(1,734,713)	(264,575)	(1,648,338)	(6,545,266)	(2,335,870)	(1,585,310)	(66,874)	(2,241,691)	(6,229,745)
Market Appreciation (Depreciation) (d)(g)	459,444	119,782	(33,459)	(783,107)	(237,340)	920,678	(1,334)	937,393	669,413	2,526,150

Balance, End of Period (e)	$116,749,305	$97,936,871	$74,877,976	$104,574,291	$394,138,443	$90,772,735	$78,195,072	$74,558,599	$98,734,717	$342,261,123

Increase	$4,462,211	$1,469,599	$224,556	$117,435	$6,273,801	$1,996,234	$149,375	$2,669,309	$4,468,060	$9,282,978
Increase	4%	2%	-	-	2%	2%	-	4%	5%	3%

	Nine Months Ended
	September 30, 2019					September 30, 2018
		Private	Hedge Fund				Private	Hedge Fund
	Real Estate	Equity	Solutions	Credit	Total	Real Estate	Equity	Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$93,252,724	$80,008,166	$72,280,606	$96,986,011	$342,527,507	$83,984,824	$70,140,883	$69,914,061	$111,304,230	$335,343,998
Inflows, including Commitments (a)	35,316,594	25,578,739	8,146,690	15,808,592	84,850,615	13,108,067	12,675,628	9,477,141	18,719,427	53,980,263
Outflows, including Distributions (b)	(6,388,317)	(1,280,707)	(8,422,705)	(7,319,669)	(23,411,398)	(1,800,831)	(1,565,169)	(6,740,849)	(25,141,026)	(35,247,875)

Net Inflows (Outflows)	28,928,277	24,298,032	(276,015)	8,488,923	61,439,217	11,307,236	11,110,459	2,736,292	(6,421,599)	18,732,388
Realizations (c)	(7,486,830)	(6,399,686)	(705,027)	(3,816,607)	(18,408,150)	(6,289,487)	(3,321,845)	(222,751)	(5,650,666)	(15,484,749)
Market Appreciation (Depreciation) (d)(h)	2,055,134	30,359	3,578,412	2,915,964	8,579,869	1,770,162	265,575	2,130,997	(497,248)	3,669,486

Balance, End of Period (e)	$116,749,305	$97,936,871	$74,877,976	$104,574,291	$394,138,443	$90,772,735	$78,195,072	$74,558,599	$98,734,717	$342,261,123

Increase (Decrease)	$23,496,581	$17,928,705	$2,597,370	$7,588,280	$51,610,936	$6,787,911	$8,054,189	$4,644,538	$(12,569,513)	$6,917,125
Increase (Decrease)	25%	22%	4%	8%	15%	8%	11%	7%	-11%	2%
Annualized Base Management Fee Rate (f)	0.91%	1.03%	0.75%	0.57%	0.82%	1.12%	1.05%	0.70%	0.54%	0.84%

	Three Months Ended
	September 30, 2019					September 30, 2018
		Private	Hedge Fund				Private	Hedge Fund
	Real Estate	Equity	Solutions	Credit	Total	Real Estate	Equity	Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$153,604,820	$171,171,687	$81,435,680	$139,270,150	$545,482,337	$119,399,973	$119,524,518	$77,403,078	$123,059,087	$439,386,656
Inflows, including Commitments (a)	6,745,847	3,254,530	3,164,093	7,226,533	20,391,003	2,609,037	6,997,499	3,702,238	10,757,146	24,065,920
Outflows, including Distributions (b)	(565,777)	(349,478)	(3,069,993)	(2,023,018)	(6,008,266)	(734,945)	(346,209)	(1,993,964)	(1,672,101)	(4,747,219)

Net Inflows	6,180,070	2,905,052	94,100	5,203,515	14,382,737	1,874,092	6,651,290	1,708,274	9,085,045	19,318,701
Realizations (c)	(4,575,981)	(2,812,162)	(305,905)	(2,053,920)	(9,747,968)	(4,039,437)	(4,033,482)	(70,986)	(2,574,741)	(10,718,646)
Market Appreciation (Depreciation) (d)(i)	1,867,364	2,593,823	(69,485)	(486,465)	3,905,237	2,707,401	4,042,042	964,770	990,908	8,705,121

Balance, End of Period (e)	$157,076,273	$173,858,400	$81,154,390	$141,933,280	$554,022,343	$119,942,029	$126,184,368	$80,005,136	$130,560,299	$456,691,832

Increase (Decrease)	$3,471,453	$2,686,713	$(281,290)	$2,663,130	$8,540,006	$542,056	$6,659,850	$2,602,058	$7,501,212	$17,305,176
Increase (Decrease)	2%	2%	-	2%	2%	-	6%	3%	6%	4%

	Nine Months Ended
	September 30, 2019					September 30, 2018
		Private	Hedge Fund				Private	Hedge Fund
	Real Estate	Equity	Solutions	Credit	Total	Real Estate	Equity	Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$136,247,229	$130,665,286	$77,814,516	$127,515,286	$472,242,317	$115,340,363	$105,560,576	$75,090,834	$138,136,470	$434,128,243
Inflows, including Commitments (a)	26,144,532	48,532,796	9,545,687	24,186,221	108,409,236	11,356,304	16,814,684	10,637,875	23,525,665	62,334,528
Outflows, including Distributions (b)	(2,315,886)	(771,379)	(9,292,182)	(8,919,680)	(21,299,127)	(1,885,608)	(1,126,165)	(7,665,062)	(25,280,144)	(35,956,979)

Net Inflows (Outflows)	23,828,646	47,761,417	253,505	15,266,541	87,110,109	9,470,696	15,688,519	2,972,813	(1,754,479)	26,377,549
Realizations (c)	(11,623,877)	(11,233,505)	(788,589)	(4,956,581)	(28,602,552)	(11,033,062)	(7,133,993)	(253,073)	(6,858,577)	(25,278,705)
Market Appreciation (d)(j)	8,624,275	6,665,202	3,874,958	4,108,034	23,272,469	6,164,032	12,069,266	2,194,562	1,036,885	21,464,745

Balance, End of Period (e)	$157,076,273	$173,858,400	$81,154,390	$141,933,280	$554,022,343	$119,942,029	$126,184,368	$80,005,136	$130,560,299	$456,691,832

Increase (Decrease)	$20,829,044	$43,193,114	$3,339,874	$14,417,994	$81,780,026	$4,601,666	$20,623,792	$4,914,302	$(7,576,171)	$22,563,589
Increase (Decrease)	15%	33%	4%	11%	17%	4%	20%	7%	-5%	5%

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

(g)	For the three months ended September 30, 2019, the impact to
Fee-Earning
Assets Under Management due to foreign exchange rate fluctuations was $(709.0) million, $(416.1) million and $(1.1) billion for the Real Estate, Credit and Total segments, respectively. For the three months ended September 30, 2018, such impact was $138.8 million, $(135.7) million and $3.1 million for the Real Estate, Credit and Total segments, respectively.

(h)	For the nine months ended September 30, 2019, the impact to
Fee-Earning
Assets Under Management due to foreign exchange rate fluctuations was $(791.1) million, $(688.1) million and $(1.5) billion for the Real Estate, Credit and Total segments, respectively. For the nine months ended September 30, 2018, such impact was $(572.6) million, $(436.2) million and $(1.0) billion for the Real Estate, Credit and Total segments, respectively.

(i)	For the three months ended September 30, 2019, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(2.1) billion, $(411.8) million, $(434.2) million and $(2.9) billion for the Real Estate, Private Equity, Credit and Total segments, respectively. For the three months ended September 30, 2018, such impact was $(155.3) million, $(80.5) million, $(116.4) million and $(352.2) million for the Real Estate, Private Equity, Credit and Total segments, respectively.

(j)	For the nine months ended September 30, 2019, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(2.4) billion, $(304.5) million, $(731.1) million and $(3.4) billion for the Real Estate, Private Equity, Credit and Total segments, respectively. For the nine months ended September 30, 2018, such impact was $(1.7) billion, $(350.7) million, $(556.3) million and $(2.6) billion for the Real Estate, Private Equity, Credit and Total segments, respectively.

Fee-Earning
Assets Under Management
Fee-Earning
Assets Under Management were $394.1 billion at September 30, 2019, an increase of $6.3 billion, compared to $387.9 billion at June 30, 2019. The net increase was due to:
•	Inflows of $18.0 billion related to:

o	$7.5 billion in our Real Estate segment driven by $2.5 billion from BREP opportunistic funds and co-investment, $2.4 billion from BREIT, $1.4 billion from BREDS and $1.2 billion in BPP,

o	$4.4 billion in our Credit segment driven by $1.8 billion from certain long only and MLP strategies, $1.2 billion from direct lending, $939.4 million from new CLOs and $819.3 million from BIS, partially offset by $782.8 million of allocations to various strategies,

o	$3.2 billion in our Private Equity segment driven by $1.8 billion from Tactical Opportunities, $978.1 million from core private equity, $515.6 million from Strategic Partners and $156.4 million from corporate private equity, partially offset by $270.9 million from multi-asset products, and

o	$2.9 billion in our Hedge Fund Solutions segment driven by $1.6 billion from individual investor and specialized solutions, $1.1 billion from customized solutions and $280.8 million from commingled products.

Offsetting these increases were:
•	Realizations of $6.5 billion primarily driven by:

o	$2.9 billion in our Real Estate segment driven by $1.1 billion from BREP opportunistic funds and co-investment, $1.1 billion from BREDS and $662.9 million from core+ real estate funds,

o	$1.7 billion in our Private Equity segment driven by $756.8 million from Tactical Opportunities, $738.9 million from corporate private equity and $239.0 million from Strategic Partners, and

o	$1.6 billion in our Credit segment driven by $513.0 million from our mezzanine funds, $460.9 million from our distressed strategies, $311.1 million from capital returned to investors from CLOs that are post their reinvestment periods, $202.8 million from certain long only and MLP strategies, and $160.5 million from direct lending.

•	Outflows of $4.9 billion primarily attributable to:

o	$2.4 billion in our Hedge Fund Solutions segment driven by $1.9 billion from customized solutions and $485.7 million from individual investor and specialized solutions,

o	$1.8 billion in our Credit segment driven by $1.5 billion from certain long only and MLP strategies and $113.9 million from BIS, and

o	$552.1 million in our Real Estate segment driven by $409.3 million from core+ real estate funds and $142.8 million from BREDS.

•	Market depreciation of $237.3 million due to:

o	$783.1 million of depreciation in our Credit segment driven by $416.1 million of foreign exchange depreciation and $367.0 million of market depreciation primarily in our distressed strategies, and

o	$459.4 million of appreciation in our Real Estate segment driven by $555.1 million of appreciation from our core+ real estate funds ($1.0 billion from market appreciation and $444.9 million from foreign exchange depreciation) and $168.2 million of market appreciation from BREDS, partially offset by $264.0 million of foreign exchange depreciation from BREP opportunistic funds.

Hedge Fund Solutions had net outflows of $434.9 million from October 1 through November 1, 2019.
Fee-Earning
Assets Under Management were $394.1 billion at September 30, 2019, an increase of $51.6 billion, or 15%, compared to $342.5 billion at December 31, 2018. The net increase was due to:
•	Inflows of $84.9 billion related to:

o	$35.3 billion in our Real Estate segment driven by $20.0 billion from BREP IX, which started its investment period on June 3, 2019 (this amount was reflected in Total Assets Under Management at each capital closing of the fund), $5.4 billion from BREIT, $3.8 billion from BREDS, $2.6 billion from BPP U.S. and co-investment,
$839.3 million from BPP Europe and
co-investment
and $706.8 million from BPP Asia,

o	$25.6 billion in our Private Equity segment driven by $11.6 billion from Strategic Partners, $8.1 billion from BIP, $3.4 billion from Tactical Opportunities, $1.6 billion from core private equity, $652.5 million from multi-asset products and $173.6 million from corporate private equity,

o	$15.8 billion in our Credit segment driven by $16.9 billion from certain long only and MLP strategies, $3.7 billion from BIS, $3.5 billion from direct lending, $2.5 billion from new CLOs, $2.3 billion from our distressed strategies and $882.0 million from mezzanine funds, partially offset by $14.2 billion of allocations to various strategies, and

o	$8.1 billion in our Hedge Fund Solutions segment driven by $4.7 billion from individual investor and specialized solutions, $2.2 billion from customized solutions and $1.3 billion from commingled products.

•	Market appreciation of $8.6 billion due to:

o	$3.6 billion of appreciation in our Hedge Fund Solutions segment driven by returns from BAAM’s Principal Solutions Composite of 5.9% gross (5.2% net),

o	$2.9 billion of appreciation in our Credit segment driven by $3.6 billion of market appreciation (primarily in certain long only and MLP strategies and BIS), partially offset by $688.1 million of foreign exchange depreciation, and

o	$2.1 billion of appreciation in our Real Estate segment driven by $1.8 billion of appreciation from our core+ real estate funds ($2.3 billion from market appreciation and $486.9 million from foreign exchange depreciation) and $619.0 million of market appreciation from BREDS, partially offset by $304.4 million of foreign exchange depreciation from BREP opportunistic funds.

Offsetting these increases were:
•	Outflows of $23.4 billion primarily attributable to:

o	$8.4 billion in our Hedge Fund Solutions segment driven by $4.6 billion from customized solutions, $2.6 billion from individual investor and specialized solutions and $1.2 billion from commingled products,

o	$7.3 billion in our Credit segment driven by $5.1 billion from certain long only and MLP strategies, $1.3 billion from BIS and $355.4 million from our distressed strategies,

o	$6.4 billion in our Real Estate segment driven by $5.4 billion of uninvested reserves at the end of BREP VIII’s investment period (this amount is still classified as available capital and included in Total Assets Under Management), $539.5 million of redemptions from the core+ funds and $390.0 million of redemptions from the BREDS liquids funds, and

o	$1.3 billion in our Private Equity segment driven by $387.2 million from multi-asset products, $369.2 million from corporate private equity, $246.0 million from Tactical Opportunities and $194.1 million from BXLS.

•	Realizations of $18.4 billion primarily driven by:

o	$7.5 billion in our Real Estate segment driven by $3.6 billion from BREP opportunistic funds and co-investment, $2.1 billion from BREDS and $1.7 billion from core+ real estate funds,

o	$6.4 billion in our Private Equity segment driven by $3.4 billion from corporate private equity, $1.7 billion from Tactical Opportunities and $1.1 billion from Strategic Partners and $226.7 million from core private equity, and

o	$3.8 billion in our Credit segment driven by $1.4 billion from our distressed strategies, $984.5 million from our mezzanine funds, $571.6 million from certain long only and MLP strategies, $556.3 million from capital returned to investors from CLOs that are post their reinvestment periods and $333.2 million from direct lending.

Total Assets Under Management
Total Assets Under Management were $554.0 billion at September 30, 2019, an increase of $8.5 billion, compared to $545.5 billion at June 30, 2019. The net increase was due to:
•	Inflows of $20.4 billion related to:

o	$7.2 billion in our Credit segment driven by $2.8 billion from direct lending, $1.9 billion from certain long only and MLP strategies, $1.6 billion from BIS, $939.4 million from new CLOs, $307.1 million from our distressed strategies and $259.1 million from mezzanine funds, partially offset by $807.2 million of allocations to various strategies,

o	$6.7 billion in our Real Estate segment driven by $2.4 billion from BREIT, $1.3 billion from BREDS, $1.1 billion capital raised from the sixth European opportunistic fund (total commitments of $9.5 billion for the fund will be reflected in
Fee-Earning
Assets Under Management when the investment period commences on October 9, 2019), $905.8 million capital raised from BREP IX and $890.7 million from BPP funds,

o	$3.3 billion in our Private Equity segment driven by $1.3 billion from Tactical Opportunities, $1.3 billion from corporate private equity and $718.0 million from Strategic Partners, and

o	$3.2 billion in our Hedge Fund Solutions segment driven by $1.5 billion from individual investor and specialized solutions, $1.3 billion from customized solutions and $294.1 million from commingled products.

•	Market appreciation of $3.9 billion due to:

o	$2.6 billion of appreciation in our Private Equity segment driven by carrying value increase in Strategic Partners, corporate private equity and Tactical Opportunities of 9.6%, 2.6% and 1.0%, respectively, which included $411.8 million of foreign exchange depreciation across the segment,

o	$1.9 billion of appreciation in our Real Estate segment driven by carrying value increases in our opportunistic and core+ real estate funds of 3.8% and 2.3%, respectively, which includes $2.1 billion of foreign exchange depreciation across the segment, and

o	$486.5 million of depreciation in our Credit segment driven by $296.1 million of market depreciation from our distressed strategies and $202.7 million of foreign exchange depreciation from CLOs.

Total Assets Under Management market appreciation (depreciation) in our Real Estate and Private Equity segments generally represents the change in fair value of the investments held and typically exceeds the Fee-Earning Assets Under Management market appreciation (depreciation).
Offsetting these increases were:
•	Realizations of $9.7 billion primarily driven by:

o	$4.6 billion in our Real Estate segment driven by $2.9 billion from BREP opportunistic and co-investment, $993.2 million from BREDS and $690.1 million from core+ real estate funds,

o	$2.8 billion in our Private Equity segment driven by continued disposition activity across the segment, mainly related to $1.1 billion from corporate private equity, $977.4 million from Tactical Opportunities, $646.2 million from Strategic Partners and $66.9 million from BXLS, and

o	$2.1 billion in our Credit segment driven by $632.0 million from our mezzanine funds, $616.3 million from our distressed strategies, $311.1 million from capital returned to investors from CLOs that are post their reinvestment periods, $274.3 million from direct lending and $212.3 million from certain long only and MLP strategies.

Total Assets Under Management realizations in our Real Estate and Private Equity segments generally represent the total proceeds and typically exceed the Fee-Earning Assets Under Management realizations which generally represent only the invested capital.
•	Outflows of $6.0 billion primarily attributable to:

o	$3.1 billion in our Hedge Fund Solutions segment driven by $2.5 billion from customized solutions and $484.7 million from individual investor and specialized solutions,

o	$2.0 billion in our Credit segment driven by $1.7 billion from certain long only and MLP strategies and $113.9 million from BIS, and

o	$565.8 million in our Real Estate segment driven by redemptions from BPP U.S. and BREDS liquids funds.

Total Assets Under Management were $554.0 billion at September 30, 2019, an increase of $81.8 billion, or 17%, compared to $472.2 billion at December 31, 2018. The net increase was due to:
•	Inflows of $108.4 billion related to:

o	$48.5 billion in our Private Equity segment driven by $26.2 billion from corporate private equity primarily due to the initial close for the eighth flagship private equity fund in the first quarter of 2019 (this amount will be reflected in
Fee-Earning
Assets Under Management when the investment period commences), $9.7 billion from Strategic Partners, $8.3 billion from BIP, $4.3 billion from Tactical Opportunities and $324.3 million from core private equity, partially offset by $195.4 million from BXLS,

o	$26.1 billion in our Real Estate segment driven by $9.5 billion capital raised from the sixth European opportunistic fund (this amount will be reflected in
Fee-Earning
Assets Under Management when the investment period commences on October 9, 2019), $5.0 billion capital raised from BREP IX, $5.2 billion capital raised from BREIT, $2.9 billion total inflows from BREDS and $2.6 billion from BPP funds,

o	$24.2 billion in our Credit segment driven by $17.3 billion from certain long only and MLP strategies, $7.3 billion from BIS, $6.8 billion from direct lending, $3.8 billion from our distressed strategies, $2.5 billion from new CLOs and $528.5 million from mezzanine funds, partially offset by $14.2 billion of allocations to various strategies, and

o	$9.5 billion in our Hedge Fund Solutions segment driven by $4.3 billion from individual investor and specialized solutions, $4.0 billion from customized solutions, and $1.3 billion from commingled products.

•	Market appreciation of $23.3 billion due to:

o	$8.6 billion of appreciation in our Real Estate segment driven by carrying value increases in our opportunistic and core+ real estate funds of 12.9% and 6.5%, respectively, which includes $2.4 billion of foreign exchange depreciation across the segment,

o	$6.7 billion of appreciation in our Private Equity segment driven by carrying value increase in Strategic Partners, corporate private equity and Tactical Opportunities of 11.5%, 7.9% and 5.2%, respectively, which included $304.5 million of foreign exchange deprecation across the segment,

o	$4.1 billion of appreciation in our Credit segment driven by $4.8 billion of market appreciation (primarily in certain long only and MLP strategies, BIS, and mezzanine funds), partially offset by $731.1 million of foreign exchange depreciation, and

o	$3.9 billion of appreciation in our Hedge Fund Solutions segment driven by reasons noted above in Fee-Earning Assets Under Management.

Offsetting these increases were:
•	Realizations of $28.6 billion primarily driven by:

o	$11.6 billion in our Real Estate segment driven by $8.1 billion from BREP opportunistic and co-investment, $1.8 billion from core+ real estate funds and $1.7 billion from BREDS,

o	$11.2 billion in our Private Equity segment driven by continued disposition activity across the segment, mainly related to $5.9 billion from corporate private equity, $2.8 billion from Tactical Opportunities, $1.8 billion from Strategic Partners, $378.0 million from core private equity, and $350.7 million from BXLS, and

o	$5.0 billion in our Credit segment driven by $1.8 billion from our distressed strategies, $1.3 billion from our mezzanine funds, $643.1 million from direct lending, $590.3 million from certain long only and MLP strategies and $556.3 million from capital returned to investors from CLOs that are post their reinvestment periods.

•	Outflows of $21.3 billion primarily attributable to:

o	$9.3 billion in our Hedge Fund Solutions segment driven by $5.3 billion from customized solutions, $2.6 billion from individual investor and specialized solutions and $1.4 billion from commingled products,

o	$8.9 billion in our Credit segment driven by $5.3 billion from certain long only and MLP strategies, $1.4 billion from direct lending and $1.3 billion from BIS, and

o	$2.3 billion in our Real Estate segment driven by redemptions from BREDS liquids funds and BPP U.S., the release of uninvested capital for both a core+ vehicle and BREDS drawdown vehicle.

Limited Partner Capital Invested
The following presents the Limited Partner Capital Invested for each of the respective three month periods:

Note:    Totals may not add due to rounding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
	(Dollars in Thousands)
Limited Partner Capital Invested
Real Estate	$3,977,693	$8,016,457	$12,770,048	$14,943,614
Private Equity	2,981,402	5,229,292	8,640,311	17,971,936
Hedge Fund Solutions	226,086	1,264,167	1,094,657	2,473,974
Credit	2,173,242	1,410,118	4,203,434	5,836,314

	$9,358,423	$15,920,034	$26,708,450	$41,225,838

Dry Powder
The following presents our Dry Powder as of quarter end of each period:

Note:	Totals may not add due to rounding.

(a)	Represents illiquid drawdown funds, a component of Perpetual Capital and fee-paying
co-investments;
includes
fee-paying
third party capital as well as general partner and employee capital that does not earn fees. Amounts are reduced by outstanding capital commitments, for which capital has not yet been invested.

	September 30,
	2018	2019
	(Dollars in Thousands)
Dry Powder Available for Investment
Real Estate	$25,972,044	$44,836,092
Private Equity	40,487,283	71,826,624
Hedge Fund Solutions	3,595,061	2,245,166
Credit	24,766,080	29,141,930

	$94,820,468	$148,049,812

Net Accrued Performance Revenues
The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of September 30, 2019 and 2018. Net Accrued Performance Revenues presented do not include clawback amounts, if any, which are disclosed in Note 18. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. The Net Accrued Performance Revenues as of each reporting date were principally unrealized; if realized, such amount can be a significant component of Distributable Earnings. See “—
Non-GAAP
Financial Measures” for our reconciliation of Net Accrued Performance Revenues.

	September 30,
	2019	2018
	(Dollars in Millions)
Real Estate
BREP IV	$11	$12
BREP V	47	91
BREP VI	92	106
BREP VII	501	592
BREP VIII	597	386
BREP International II	44	—
BREP Europe III	—	1
BREP Europe IV	222	201
BREP Europe V	174	86
BREP Asia I	162	103
BPP	273	207
BREIT	59	18
BREDS	29	21
BTAS	45	29

Total Real Estate (a)	2,256	1,853

Private Equity
BCP IV	24	111
BCP V	—	44
BCP VI	724	1,008
BCP VII	382	166
BCP Asia	7	—
BEP I	133	155
BEP II	8	66
Tactical Opportunities	114	161
Strategic Partners	133	95
BCEP	36	11
BTAS	53	32
Other	4	—

Total Private Equity (a)	1,616	1,849

Hedge Fund Solutions	61	32

Credit	238	301

Total Blackstone Net Accrued Performance Revenues	$4,171	$4,035

Note:     Totals may not add due to rounding.
(a)	Real Estate and Private Equity include Co-Investments, as applicable.

For the twelve months ended September 30, 2019, Net Accrued Performance Revenues receivable was increased by Net Accrued Performance Revenues of  $1.1 billion and decreased by net realized distributions of  $975.2 million.

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

The following table presents the investment record of our significant drawdown funds from inception through September 30, 2019:

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars in Thousands, Except Where Noted)

Real Estate
Pre-BREP	$140,714	$—	$—	N/A	-	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	-	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	-	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	N/A	-	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	76,765	0.1x	46%	4,511,354	2.2x	4,588,119	1.7x	28%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	277,154	1.0x	51%	13,008,509	2.4x	13,285,663	2.3x	12%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,444	—	940,414	2.6x	64%	26,845,418	2.5x	27,785,832	2.5x	13%	13%
BREP VII (Aug 2011 / Apr 2015)	13,496,564	1,906,659	8,170,449	1.7x	14%	21,559,665	2.1x	29,730,114	2.0x	23%	16%
BREP VIII (Apr 2015 / Jun 2019)	16,607,049	3,548,251	17,779,455	1.4x	1%	5,643,169	1.6x	23,422,624	1.4x	27%	15%
BREP IX (Jun 2019 / Dec 2024)	20,468,154	18,849,963	1,618,192	1.0x	-	—	N/A	1,618,192	1.0x	N/A	N/M

Total Global BREP	$72,612,792	$24,304,873	$28,862,429	1.4x	7%	$79,103,033	2.2x	$107,965,462	1.9x	18%	16%

BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€—	N/A	-	€1,370,659	2.1x	€1,370,659	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008) (e)	1,629,748	—	10,637	2.7x	-	2,555,171	1.8x	2,565,808	1.8x	8%	8%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,167	471,297	583,882	0.8x	-	5,557,290	2.5x	6,141,172	2.1x	21%	14%
BREP Europe IV (Sep 2013 / Dec 2016)	6,709,145	1,377,104	4,219,471	1.7x	16%	7,705,285	2.0x	11,924,756	1.9x	24%	17%
BREP Europe V (Dec 2016 / Jun 2022)	8,153,287	2,717,984	6,907,803	1.3x	-	431,777	2.3x	7,339,580	1.4x	45%	16%
BREP Europe VI (Oct 2019 / Apr 2025)	8,484,843	8,484,843	—	N/A	-	—	N/A	—	N/A	N/A	N/A

Total Euro BREP	€29,006,362	€13,051,228	€11,721,793	1.4x	6%	€17,620,182	2.1x	€29,341,975	1.8x	16%	14%

BREP Asia I (Jun 2013 / Dec 2017)	$5,096,361	$1,728,965	$4,205,495	1.5x	12%	$3,466,115	1.9x	$7,671,610	1.7x	21%	15%
BREP Asia II (Dec 2017 / Jun 2023)	7,183,487	4,984,309	2,484,758	1.1x	-	5,584	N/M	2,490,342	1.1x	N/M	6%
BREP Co-Investment (f)	7,045,918	151,982	1,611,092	2.2x	17%	12,962,096	2.1x	14,573,188	2.1x	16%	16%

Total BREP	$126,546,964	$45,658,621	$50,823,345	1.4x	7%	$117,901,242	2.2x	$168,724,587	1.9x	17%	15%

BPP (Various) (g)	27,194,838	915,347	31,556,095	1.2x	-	5,096,623	2.2x	36,652,718	1.3x	N/M	10%
BREDS High-Yield (Various) (h)	12,011,230	2,699,492	3,213,907	1.1x	-	11,528,445	1.3x	14,742,352	1.3x	11%	11%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars in Thousands, Except Where Noted)

Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	N/A	-	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	-	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	N/A	-	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	13,150	N/A	-	2,953,649	1.4x	2,966,799	1.4x	6%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	198,964	175,763	2.5x	-	21,417,821	2.9x	21,593,584	2.9x	36%	36%
BCP V (Dec 2005 / Jan 2011)	21,013,586	1,039,733	787,587	0.7x	49%	37,164,778	1.9x	37,952,365	1.9x	9%	8%
BCP VI (Jan 2011 / May 2016)	15,192,244	1,760,758	12,994,521	1.7x	37%	14,467,088	2.1x	27,461,609	1.9x	18%	13%
BEP I (Aug 2011 / Feb 2015)	2,435,285	224,784	1,897,585	1.9x	63%	2,677,532	1.9x	4,575,117	1.9x	17%	13%
BEP II (Feb 2015 / Feb 2021)	4,909,004	827,274	4,390,305	1.3x	-	271,835	1.8x	4,662,140	1.3x	42%	8%
BCP VII (May 2016 / May 2022)	18,781,046	6,494,315	15,599,523	1.4x	N/M	1,179,341	1.7x	16,778,864	1.4x	45%	20%
BCP Asia (Dec 2017 / Dec 2023)	2,378,855	1,333,070	989,766	1.2x	N/M	—	N/A	989,766	1.2x	N/A	23%
BEP III (TBD)	3,994,781	3,994,781	—	N/A	-	—	N/A	—	N/A	N/A	N/A
BCP VIII (TBD)	24,036,991	24,036,991	—	N/A	-	—	N/A	—	N/A	N/A	N/A

Total Corporate Private Equity	$107,839,907	$39,935,245	$36,848,200	1.5x	17%	$94,315,289	2.1x	$131,163,489	1.9x	16%	15%

Tactical Opportunities (Various)	23,830,203	10,086,741	10,140,457	1.2x	9%	8,616,711	1.7x	18,757,168	1.4x	19%	10%
Tactical Opportunities Co-Investment and Other (Various)	6,268,265	1,686,983	4,524,239	1.2x	4%	1,846,940	1.6x	6,371,179	1.3x	24%	13%

Total Tactical Opportunities	$30,098,468	$11,773,724	$14,664,696	1.2x	8%	$10,463,651	1.7x	$25,128,347	1.3x	20%	10%

Strategic Partners I-V (Various) (i)	11,862,636	1,739,914	1,258,026	N/M	-	16,433,139	N/M	17,691,165	1.5x	N/A	13%
Strategic Partners VI (Apr 2014 / Apr 2016) (i)	4,362,750	1,116,568	1,546,801	N/M	-	3,058,583	N/M	4,605,384	1.5x	N/A	17%
Strategic Partners VII (May 2016 / Mar 2019) (i)	7,489,970	2,532,867	5,723,979	N/M	-	1,185,979	N/M	6,909,958	1.4x	N/A	25%
Strategic Partners RA II (May 2017 / Mar 2022) (i)	1,749,807	661,916	833,571	N/M	-	170,334	N/M	1,003,905	1.2x	N/A	20%
Strategic Partners VIII (Mar 2019 / Jul 2023) (i)	10,763,600	6,261,019	1,852,344	N/M	-	—	N/A	1,852,344	1.3x	N/A	N/M
Strategic Partners RE, SMA and Other (Various) (i)	6,066,764	2,032,618	2,185,606	N/M	-	1,035,880	N/M	3,221,486	1.3x	N/A	18%

Total Strategic Partners	$42,295,527	$14,344,902	$13,400,327	N/M	-	$21,883,915	N/M	$35,284,242	1.5x	N/A	14%

BCEP (Jan 2017 / Jan 2021) (j)	4,755,099	2,278,502	3,226,244	1.3x	-	378,007	1.6x	3,604,251	1.3x	36%	14%
BIP (Various)	13,659,163	11,955,845	1,729,806	1.0x	50%	—	N/A	1,729,806	1.0x	N/A	N/M

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars in Thousands, Except Where Noted)

Hedge Fund Solutions
Strategic Capital Holdings (Dec 2013 / Jun 2020) (k)	$3,378,575	$723,050	$1,705,207	1.1x	-	$431,655	N/M	$2,136,862	1.4x	N/A	9%

Credit (l)
Mezzanine I (Jul 2007 / Oct 2011)	$2,000,000	$97,114	$20,702	1.1x	33%	$4,772,270	1.6x	$4,792,972	1.6x	N/A	17%
Mezzanine II (Nov 2011 / Nov 2016)	4,120,000	1,081,205	1,558,118	0.9x	7%	5,086,796	1.6x	6,644,914	1.3x	N/A	11%
Mezzanine III (Sep 2016 / Sep 2021)	6,639,133	2,927,128	4,135,451	1.1x	1%	1,557,284	1.5x	5,692,735	1.2x	N/A	12%
Stressed / Distressed Investing I (Sep 2009 / May 2013)	3,253,143	85,000	189,921	0.3x	-	5,766,478	1.6x	5,956,399	1.4x	N/A	10%
Stressed / Distressed Investing II (Jun 2013 / Jun 2018)	5,125,000	594,808	1,378,356	0.7x	11%	4,102,362	1.3x	5,480,718	1.1x	N/A	1%
Stressed / Distressed Investing III (Dec 2017 / Dec 2022)	7,356,380	5,795,460	1,577,943	1.0x	2%	773,872	1.3x	2,351,815	1.1x	N/A	10%
Energy Select Opportunities (Nov 2015 / Nov 2018)	2,856,867	1,154,254	2,023,003	1.2x	-	703,185	1.7x	2,726,188	1.3x	N/A	11%
Energy Select Opportunities II (Feb 2019 / Feb 2024)	3,536,818	3,047,594	504,959	1.0x	-	21,773	2.4x	526,732	1.1x	N/A	N/M
Euro
European Senior Debt Fund (Feb 2015 / Feb 2019)	€1,964,689	€444,379	€1,981,602	1.1x	2%	€1,116,137	1.4x	€3,097,739	1.2x	N/A	10%
European Senior Debt Fund II (Jun 2019 / Jun 2024)	€2,183,891	€1,913,446	€289,256	1.0x	-	€—	N/A	€289,256	1.0x	N/A	N/M

Total Credit	$39,631,921	$17,353,064	$13,867,520	1.0x	3%	$24,055,122	1.5x	$37,922,642	1.3x	N/A	11%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

N/M	Not meaningful generally due to the limited time since initial investment.

N/A	Not applicable.

(a)	Excludes investment vehicles where Blackstone does not earn fees.

(b)	Available Capital represents total investable capital commitments, including side-by-side,
adjusted for certain expenses and expired or recallable capital and may include leverage, less invested capital. This amount is not reduced by outstanding commitments to investments.

(c)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Performance Revenues, divided by invested capital.

(d)	Net Internal Rate of Return (“IRR”) represents the annualized inception to September 30, 2019 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of limited partner cash flows. Initial inception date cash flow may differ from the Investment Period Beginning Date.

(e)	The 8% Realized Net IRR and 8% Total Net IRR exclude investors that opted out of the Hilton investment opportunity. Overall BREP International II performance reflects a 7% Realized Net IRR and a 7% Total Net IRR.

(f)	BREP
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

Real Estate
The following table presents the results of operations for our Real Estate segment:

	Three Months Ended				Nine Months Ended
	September 30,		2019 vs. 2018		September 30,		2019 vs. 2018
	2019	2018	$	%	2019	2018	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$266,779	$254,088	$12,691	5%	$782,660	$730,294	$52,366	7%
Transaction and Other Fees, Net	73,385	45,678	27,707	61%	121,286	92,625	28,661	31%
Management Fee Offsets	(7,635)	(8,265)	630	-8%	(9,601)	(13,718)	4,117	-30%

Total Management Fees, Net	332,529	291,501	41,028	14%	894,345	809,201	85,144	11%
Fee Related Performance Revenues	30,600	30,299	301	1%	48,348	80,317	(31,969)	-40%
Fee Related Compensation	(132,183)	(128,342)	(3,841)	3%	(344,794)	(349,735)	4,941	-1%
Other Operating Expenses	(43,897)	(39,787)	(4,110)	10%	(122,997)	(105,230)	(17,767)	17%

Fee Related Earnings	187,049	153,671	33,378	22%	474,902	434,553	40,349	9%

Realized Performance Revenues	282,379	273,309	9,070	3%	558,134	741,999	(183,865)	-25%
Realized Performance Compensation	(85,544)	(79,309)	(6,235)	8%	(183,186)	(230,140)	46,954	-20%
Realized Principal Investment Income	17,968	16,197	1,771	11%	63,257	81,086	(17,829)	-22%

Net Realizations	214,803	210,197	4,606	2%	438,205	592,945	(154,740)	-26%

Segment Distributable Earnings	$401,852	$363,868	$37,984	10%	$913,107	$1,027,498	$(114,391)	-11%

N/M    Not meaningful.
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Segment Distributable Earnings were $401.9 million for the three months ended September 30, 2019, an increase of $38.0 million, compared to $363.9 million for the three months ended September 30, 2018. The increase in Segment Distributable Earnings was primarily attributable to increases of $33.4 million in Fee Related Earnings and $4.6 million in Net Realizations.
Segment Distributable Earnings in our Real Estate segment in the third quarter of 2019 were higher compared to the third quarter of 2018. This was primarily driven by increased transaction fees from investment activity in our BREP global funds, growth in
Fee-Earning
Assets Under Management in our core+ real estate funds, as well as higher realization activity in the third quarter of 2019 compared to the third quarter of 2018. The market environment continues to be characterized by volatility and macroeconomic and geopolitical concerns, such as concerns regarding trade conflict with China and the rate of global growth. We have also seen an increasing focus in growing urban areas in certain markets in the U.S. and Western Europe toward rent regulation as a means to address residential affordability caused by undersupply. Such conditions (which may be across industries, sectors or geographies) may contribute to adverse operating performance, including by moderating rent growth in certain markets in our residential portfolio. Such conditions may also limit attractive realization opportunities for our Real Estate segment. Overall, operating trends in our Real Estate portfolio remain stable and supply-demand fundamentals remain positive in most markets, although decelerating growth in certain sectors, including retail, may contribute to a more challenging operating environment. Factors such as increasing wages and a tight labor market create profit margin pressure in certain sectors in the U.S., including hospitality. Capital deployment in opportunistic investments in the U.S. continues to be challenging, as distress levels are low and asset values are relatively high. Nonetheless, our Real Estate funds were particularly active in the third quarter of 2019, deploying or committing an aggregate of $12.2 billion of capital in the third quarter of 2019, primarily in North America. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds, making it more difficult to find opportunities for our funds to exit and realize value from existing investments and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.” in our Annual Report on Form
10-K
for the year ended December 31, 2018.

Fee Related Earnings
Fee Related Earnings were $187.0 million for the three months ended September 30, 2019, an increase of $33.4 million, or 22%, compared to $153.7 million for the three months ended September 30, 2018. The increase in Fee Related Earnings was primarily attributable to an increase of $41.0 million in Management Fees, Net, partially offset by increases of $4.1 million in Other Operating Expenses and $3.8 million in Fee Related Compensation.
Management Fees, Net were $332.5 million for the three months ended September 30, 2019, an increase of $41.0 million, compared to $291.5 million for the three months ended September 30, 2018, primarily driven by increases in Transaction and Other Fees, net and Base Management Fees. Transaction and Other Fees, Net were $73.4 million for the three months ended September 30, 2019, an increase of $27.7 million, compared to $45.7 million for the three months ended September 30, 2018, primarily due to increased transaction fees from investment activity in our BREP global funds. Base Management Fees were $266.8 million for the three months ended September 30, 2019, an increase of $12.7 million, compared to $254.1 million for the three months ended September 30, 2018, primarily due to
Fee-Earning
Assets Under Management growth in our core+ real estate funds.
Other Operating Expenses were $43.9 million for the three months ended September 30, 2019, an increase of $4.1 million, compared to $39.8 million for the three months ended September 30, 2018. The increase was primarily due to consulting fees and other business development costs.
Fee Related Compensation was $132.2 million for the three months ended September 30, 2019, an increase of $3.8 million, compared to $128.3 million for the three months ended September 30, 2018. The increase was due to the increase in Management Fees, Net, on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $214.8 million for the three months ended September 30, 2019, an increase of $4.6 million, compared to $210.2 million for the three months ended September 30, 2018. The increase in Net Realizations was primarily attributable to an increase of $9.1 million in Realized Performance Revenues, partially offset by an increase of $6.2 million in Realized Performance Compensation.
Realized Performance Revenues were $282.4 million for the three months ended September 30, 2019, an increase of $9.1 million, compared to $273.3 million for the three months ended September 30, 2018. The increase was due to higher realization activity in the three months ended September 30, 2019.
Realized Performance Compensation was $85.5 million for the three months ended September 30, 2019, an increase of $6.2 million, compared to $79.3 million for the three months ended September 30, 2018. The increase was due to the increase in Realized Performance Revenues.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Segment Distributable Earnings were $913.1 million for the nine months ended September 30, 2019, a decrease of $114.4 million, compared to $1.0 billion for the nine months ended September 30, 2018. The decrease in Segment Distributable Earnings was primarily attributable to a decrease of $154.7 million in Net Realizations, partially offset by an increase of $40.3 million in Fee Related Earnings.
Fee Related Earnings
Fee Related Earnings were $474.9 million for the nine months ended September 30, 2019, an increase of $40.3 million, compared to $434.6 million for the nine months ended September 30, 2018. The increase in Fee Related Earnings was primarily attributable to an increase of $85.1 million in Management Fees, Net and a decrease of $4.9 million in Fee Related Compensation, partially offset by a decrease of $32.0 million in Fee Related Performance Revenues and an increase of $17.8 million in Other Operating Expenses.

Management Fees, Net were $894.3 million for the nine months ended September 30, 2019, an increase of $85.1 million, compared to $809.2 million for the nine months ended September 30, 2018, primarily driven by increases in Base Management Fees and Transaction and Other Fees, Net. Base Management Fees were $782.7 million for the nine months ended September 30, 2019, an increase of $52.4 million, compared to $730.3 million for the nine months ended September 30, 2018, primarily due to
Fee-Earning
Assets Under Management growth in our core+ real estate funds. Transaction and Other Fees, Net were $121.3 million for the nine months ended September 30, 2019, an increase of $28.7 million, compared to $92.6 million for the nine months ended September 30, 2018, primarily due to increased transaction fees from investment activity in BREP global funds.
The Annualized Base Management Fee Rate decreased from 1.12% at September 30, 2018 to 0.91% at September 30, 2019. The decrease was principally due to the commencement of the investment period of BREP IX in the second quarter of 2019, which added
Fee-Earning
Assets Under Management, the majority of which are under a Base Management Fee holiday until the fourth quarter of 2019.
Fee Related Compensation was $344.8 million for the nine months ended September 30, 2019, a decrease of $4.9 million, compared to $349.7 million for the nine months ended September 30, 2018. The decrease was primarily due to a decrease in Fee Related Performance Fee Revenues, offset by an increase in Management and Advisory Fees, Net, on which a portion of Fee Related Compensation is based.
Fee Related Performance Revenues were $48.3 million for the nine months ended September 30, 2019, a decrease of $32.0 million, compared to $80.3 million for the nine months ended September 30, 2018. The decrease was primarily due to timing of crystallizations in BPP U.S.
Other Operating Expenses were $123.0 million for the nine months ended September 30, 2019, an increase of $17.8 million, compared to $105.2 million for the nine months ended September 30, 2018. The increase was primarily due to consulting fees and other business development costs.
Net Realizations
Net Realizations were $438.2 million for the nine months ended September 30, 2019, a decrease of $154.7 million, compared to $592.9 million for the nine months ended September 30, 2018. The decrease in Net Realizations was primarily attributable to decreases of $183.9 million in Realized Performance Revenues and $17.8 million in Realized Principal Investment Income, partially offset by a decrease of $47.0 million in Realized Performance Compensation.
Realized Performance Revenues were $558.1 million for the nine months ended September 30, 2019, a decrease of $183.9 million, compared to $742.0 million for the nine months ended September 30, 2018. The decrease was due to lower Realized Performance Revenues in BREP and BREDS.
Realized Principal Investment Income was $63.3 million for the nine months ended September 30, 2019, a decrease of $17.8 million, compared to $81.1 million for the nine months ended September 30, 2018. The decrease was primarily due to lower Realized Principal Investment Income for BREP VI.
Realized Performance Compensation was $183.2 million for the nine months ended September 30, 2019, a decrease of $47.0 million, compared to $230.1 million for the nine months ended September 30, 2018. The decrease was due to the decrease in Realized Performance Revenues.
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

The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	Three Months Ended				Nine Months Ended				September 30, 2019
	September 30,				September 30,				Inception to Date
	2019		2018		2019		2018		Realized		Total
Fund / Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP IV	14%	12%	-4%	-3%	65%	43%	4%	4%	48%	28%	22%	12%
BREP V	-7%	-6%	-9%	-8%	9%	6%	1%	-	15%	12%	14%	11%
BREP VI	9%	8%	4%	3%	24%	21%	4%	3%	18%	13%	17%	13%
BREP VII	2%	2%	2%	2%	13%	10%	7%	5%	32%	23%	23%	16%
BREP VIII	5%	4%	5%	5%	12%	9%	15%	11%	37%	27%	23%	15%
BREP International II (b)(c)(i)	3%	-12%	4%	3%	142%	54%	19%	16%	10%	8%	10%	8%
BREP Europe III (b)	-3%	-3%	-10%	-7%	-2%	-3%	-6%	-5%	30%	21%	23%	14%
BREP Europe IV (b)	5%	4%	5%	4%	10%	8%	17%	13%	33%	24%	23%	17%
BREP Europe V (b)	5%	3%	5%	4%	15%	11%	18%	13%	61%	45%	25%	16%
BREP Asia I	4%	3%	2%	1%	14%	11%	6%	4%	29%	21%	22%	15%
BREP Asia II	4%	2%	N/M	N/M	17%	10%	N/M	N/M	N/M	N/M	20%	6%
BREP Co-Investment (d)	6%	5%	2%	2%	35%	31%	5%	4%	17%	16%	18%	16%
BPP (e)	2%	2%	3%	2%	6%	5%	8%	7%	N/M	N/M	12%	10%
BREDS High-Yield (f)	4%	3%	2%	1%	12%	9%	7%	5%	15%	11%	15%	11%
BREDS High-Grade (f)	2%	2%	1%	-	6%	5%	7%	5%	10%	9%	8%	6%
BREDS Liquid (g)	2%	2%	2%	2%	11%	9%	8%	6%	N/A	N/A	11%	8%
BXMT (h)	N/A	3%	N/A	9%	N/A	19%	N/A	10%	N/A	N/A	N/A	14%
BREIT (j)	N/A	4%	N/A	2%	N/A	10%	N/A	7%	N/A	N/A	N/A	10%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

N/M	Not meaningful generally due to the limited time since initial investment.

N/A	Not applicable.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.

(b)	Euro-based internal rates of return.

(c)	The 8% Realized Net IRR and 8% Total Net IRR exclude investors that opted out of the Hilton investment opportunity. Overall BREP International II Performance reflects a 7% Realized Net IRR and a 7% Total Net IRR.

(d)	Excludes fully realized co-investments prior to Blackstone’s IPO.

(e)	BPP represents the core+ real estate funds which invest with a more modest risk profile and lower leverage. Excludes BREIT.

(f)	Effective March 31, 2019, the former BREDS Drawdown composite is being presented by its components, BREDS High-Yield and BREDS High-Grade. BREDS High-Yield represents the flagship real estate debt drawdown funds and excludes the BREDS High-Grade drawdown fund, which has a different risk-return profile. Inception to date returns are from July 1, 2009 and July 1, 2017 for BREDS High-Yield and BREDS High-Grade, respectively. Prior periods have been updated to reflect this presentation.

(g)	BREDS Liquid represents BREDS funds that invest in liquid real estate debt securities, except funds in liquidation and insurance mandates with specific investment objectives. Effective June 30, 2018, the returns presented represent summarized asset-weighted gross and net rates of return. Inception to Date returns are presented on an annualized basis. Prior periods have been updated to reflect such rates of return.

(h)	Reflects annualized return of a shareholder invested in the REIT as of the beginning of each period presented, assuming reinvestment of all dividends received during the period, and net of all fees and expenses incurred by the REIT. Return incorporates the closing NYSE stock price as of each period end. Inception to date returns are from May 22, 2013.

(i)	For the three and nine months ended September 30, 2019, the appreciation of our remaining assets has resulted in the fund exceeding the preferred return.

(j)	Effective September 30, 2019, the BREIT return reflects a per share blended return for each respective period, assuming BREIT had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BREIT. These returns are not representative of the returns experienced by any particular investor or share class. Inception to date returns are presented on an annualized basis and are from January 1, 2017. Prior periods have been updated to reflect BREIT’s per share blended return. The BREIT returns previously presented were for BREIT’s Class S investors.

As of September 30, 2019, the investment period for BREP International II had expired and the fund was not above its carried interest threshold. BREP International II Investors that opted out of the Hilton investment opportunity are not expected to exceed the carried interest threshold in future periods. However, since gains are not earned pro-rata,
certain BREP International II investors who participated in the Hilton investment opportunity have exceeded the carried interest threshold this quarter.
As of September 30, 2019, BREP Asia II was not above its carried interest threshold at the fund level. However, certain BREP Asia II investors have a reduced base management fee due to a larger capital commitment amount, thereby resulting in higher net gains and have exceeded the carried interest threshold this quarter.
The Real Estate segment has two funds in their investment period, which were above their respective carried interest thresholds as of September 30, 2019: BREP Europe V and BREDS III.

Private Equity
The following table presents the results of operations for our Private Equity segment:

	Three Months Ended				Nine Months Ended
	September 30,		2019 vs. 2018		September 30,		2019 vs. 2018
	2019	2018	$	%	2019	2018	$	%
	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees	$252,510	$205,893	$46,617	23%	$737,066	$584,375	$152,691	26%
Transaction, Advisory and Other Fees, Net	14,657	21,709	(7,052)	-32%	83,474	45,583	37,891	83%
Management Fee Offsets	(11,889)	(4,973)	(6,916)	139%	(34,563)	(12,517)	(22,046)	176%

Total Management and Advisory Fees, Net	255,278	222,629	32,649	15%	785,977	617,441	168,536	27%
Fee Related Compensation	(105,773)	(105,621)	(152)	-	(318,467)	(289,357)	(29,110)	10%
Other Operating Expenses	(38,235)	(36,654)	(1,581)	4%	(112,865)	(103,852)	(9,013)	9%

Fee Related Earnings	111,270	80,354	30,916	38%	354,645	224,232	130,413	58%

Realized Performance Revenues	124,231	290,012	(165,781)	-57%	403,737	505,306	(101,569)	-20%
Realized Performance Compensation	(52,034)	(106,400)	54,366	-51%	(154,671)	(207,958)	53,287	-26%
Realized Principal Investment Income	11,977	44,408	(32,431)	-73%	80,022	83,346	(3,324)	-4%

Net Realizations	84,174	228,020	(143,846)	-63%	329,088	380,694	(51,606)	-14%

Segment Distributable Earnings	$195,444	$308,374	$(112,930)	-37%	$683,733	$604,926	$78,807	13%

N/M	Not meaningful.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Segment Distributable Earnings were $195.4 million for the three months ended September 30, 2019, a decrease of $112.9 million, compared to $308.4 million for the three months ended September 30, 2018. The decrease in Segment Distributable Earnings was primarily attributable to a decrease of $143.8 million in Net Realizations, partially offset by an increase of $30.9 million in Fee Related Earnings.
Segment Distributable Earnings in our Private Equity segment in the third quarter of 2019 were lower compared to the third quarter of 2018, primarily driven by a decrease in Realized Performance Revenue in corporate private equity, partially offset by an increase in Fee Related Earnings from growth in
Fee-Earning
Assets Under Management in Strategic Partners, BIP and BXLS. Healthy underlying performance in the private corporate private equity portfolio was partially offset by modest declines in public holdings. The persistence of weakened market fundamentals in certain energy subsectors, particularly upstream, would negatively impact the performance of certain investments in our energy and corporate private equity funds. The market environment has continued to be characterized by volatility and macroeconomic and geopolitical concerns, such as concerns regarding trade conflict with China and the rate of global growth. Such conditions (which may be across industries, sectors or geographies) may contribute to adverse operating performance at our portfolio companies and limit attractive realization opportunities for our Private Equity segment. Factors such as increasing wages, a tight labor market, the imposition of tariffs and overall uncertainty regarding trade policy, create challenges to increasing or maintaining profit margins for U.S. companies, particularly in the industrials and retail sectors. In that connection, adverse wage and trade developments put pressure on our ability to increase profit margins at our U.S. portfolio companies through operational initiatives. The market environment continues to be generally characterized by high prices, and this can make deployment of capital more difficult. Nonetheless, we deployed or committed an aggregate of $8.4 billion of capital across the segment in the third quarter of 2019. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds, making it more difficult to find opportunities for our funds to exit and realize value from existing investments and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.” in our Annual Report on Form
10-K
for the year ended December 31, 2018.
Fee Related Earnings
Fee Related Earnings were $111.3 million for the three months ended September 30, 2019, an increase of $30.9 million, or 38%, compared to $80.4 million for the three months ended September 30, 2018. The increase in Fee Related Earnings was primarily attributable to an increase of $32.6 million in Management and Advisory Fees, Net.
Management and Advisory Fees, Net were $255.3 million for the three months ended September 30, 2019, an increase of $32.6 million, compared to $222.6 million for the three months ended September 30, 2018, primarily driven by an increase in Base Management Fees. Base Management Fees were $252.5 million for the three months ended September 30, 2019, an increase of $46.6 million, compared to $205.9 million for the three months ended September 30, 2018, primarily due to increases in
Fee-Earning
Assets Under Management in Strategic Partners, BIP and BXLS.
Net Realizations
Net Realizations were $84.2 million for the three months ended September 30, 2019, a decrease of $143.8 million, compared to $228.0 million for the three months ended September 30, 2018. The decrease in Net Realizations was primarily attributable to decreases of $165.8 million in Realized Performance Revenues and $32.4 million in Realized Principal Investment Income, partially offset by a decrease of $54.4 million in Realized Performance Compensation.
Realized Performance Revenues were $124.2 million for the three months ended September 30, 2019, a decrease of $165.8 million, compared to $290.0 million for the three months ended September 30, 2018. The decrease was primarily due to lower Realized Performance Revenues in corporate private equity.
Realized Principal Investment Income was $12.0 million for the three months ended September 30, 2019, a decrease of $32.4 million, compared to $44.4 million for the three months ended September 30, 2018. The decrease was primarily due to a decrease of Realized Principal Investment Income in corporate private equity.
Realized Performance Compensation was $52.0 million for the three months ended September 30, 2019, a decrease of $54.4 million, compared to $106.4 million for the three months ended September 30, 2018. The decrease was due to the decrease in Realized Performance Revenues.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Segment Distributable Earnings were $683.7 million for the nine months ended September 30, 2019, an increase of $78.8 million, or 13%, compared to $604.9 million for the nine months ended September 30, 2018. The increase in Segment Distributable Earnings was primarily attributable to an increase of $130.4 million in Fee Related Earnings, partially offset by a decrease of $51.6 million in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $354.6 million for the nine months ended September 30, 2019, an increase of $130.4 million, or 58%, compared to $224.2 million for the nine months ended September 30, 2018. The increase in Fee Related Earnings was primarily attributable to an increase of $168.5 million in Management and Advisory Fees, Net, partially offset by an increase of $29.1 million in Fee Related Compensation.
Management and Advisory Fees, Net were $786.0 million for the nine months ended September 30, 2019, an increase of $168.5 million, compared to $617.4 million for the nine months ended September 30, 2018, primarily driven by an increase in Base Management Fees. Base Management Fees were $737.1 million for the nine months ended September 30, 2019, an increase of $152.7 million, compared to $584.4 million for the nine months ended September 30, 2018, primarily due to increases in
Fee-Earning
Assets Under Management in Strategic Partners, BIP, Tactical Opportunities and BXLS.
Fee Related Compensation was $318.5 million for the nine months ended September 30, 2019, an increase of $29.1 million, compared to $289.4 million for the nine months ended September 30, 2018. The increase was primarily due to the increase in Management and Advisory Fees, Net, on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $329.1 million for the nine months ended September 30, 2019, a decrease of $51.6 million, compared to $380.7 million for the nine months ended September 30, 2018. The decrease in Net Realizations was primarily attributable to a decrease of $101.6 million in Realized Performance Revenues, partially offset by a decrease of $53.3 million in Realized Performance Compensation.
Realized Performance Revenues were $403.7 million for the nine months ended September 30, 2019, a decrease of $101.6 million, compared to $505.3 million for the nine months ended September 30, 2018. The decrease was primarily due to lower Realized Performance Revenues in corporate private equity and Strategic Partners.
Realized Performance Compensation was $154.7 million for the nine months ended September 30, 2019, a decrease of $53.3 million, compared to $208.0 million for the nine months ended September 30, 2018. The decrease was due to the decrease in Realized Performance Revenues.
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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended				Nine Months Ended				September 30, 2019
	September 30,				September 30,				Inception to Date
	2019		2018		2019		2018		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	1%	1%	10%	9%	56%	42%	28%	24%	50%	36%	50%	36%
BCP V	-2%	-1%	-2%	-2%	-9%	-2%	11%	8%	11%	9%	10%	8%
BCP VI	-	-	7%	6%	4%	3%	24%	20%	24%	18%	17%	13%
BCP VII	7%	6%	12%	8%	18%	13%	35%	22%	63%	45%	32%	20%
BEP I	-1%	-1%	7%	6%	13%	11%	27%	23%	22%	17%	17%	13%
BEP II	-2%	-	10%	7%	-4%	-3%	29%	18%	57%	42%	15%	8%
BCOM	-4%	-5%	2%	2%	-24%	-24%	4%	3%	13%	6%	13%	6%
Tactical Opportunities	1%	-	5%	3%	6%	2%	12%	9%	24%	19%	14%	10%
Tactical Opportunities Co-Investment and Other	1%	1%	2%	1%	5%	5%	14%	11%	26%	24%	15%	13%
Strategic Partners I-V (b)	6%	5%	-	-	-1%	-2%	4%	3%	N/A	N/A	16%	13%
Strategic Partners VI (b)	2%	1%	-	-	-2%	-3%	15%	13%	N/A	N/A	22%	17%
Strategic Partners VII (b)	6%	5%	2%	2%	9%	7%	22%	19%	N/A	N/A	32%	25%
Strategic Partners RA II (b)	7%	6%	2%	1%	18%	16%	25%	18%	N/A	N/A	26%	20%
Strategic Partners RE, SMA and Other (b)	8%	8%	3%	-	14%	14%	15%	10%	N/A	N/A	22%	18%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

N/M	Not meaningful generally due to the limited time since initial investment.

N/A	Not applicable.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.

(b)	Realizations are treated as return of capital until fully recovered and therefore inception to date realized returns are not applicable. Returns are calculated from results that are reported on a three month lag.

The corporate private equity funds within the Private Equity segment have five funds with closed investment periods: BCP IV, BCP V, BCP VI, BCOM and BEP I. As of September 30, 2019, BCP IV was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes based on the timings of fund closings, the BCP V “main fund” and BCP
 V-AC
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

Hedge Fund Solutions
The following table presents the results of operations for our Hedge Fund Solutions segment:

	Three Months Ended				Nine Months Ended
	September 30,		2019 vs. 2018		September 30,		2019 vs. 2018
	2019	2018	$	%	2019	2018	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$140,694	$129,554	$11,140	9%	$415,012	$388,335	$26,677	7%
Transaction and Other Fees, Net	691	766	(75)	-10%	1,732	1,923	(191)	-10%
Management Fee Offsets	(18)	—	(18)	N/M	(18)	—	(18)	N/M

Total Management Fees, Net	141,367	130,320	11,047	8%	416,726	390,258	26,468	7%
Fee Related Compensation	(38,898)	(43,443)	4,545	-10%	(118,474)	(123,615)	5,141	-4%
Other Operating Expenses	(20,495)	(20,753)	258	-1%	(59,492)	(58,032)	(1,460)	3%

Fee Related Earnings	81,974	66,124	15,850	24%	238,760	208,611	30,149	14%

Realized Performance Revenues	1,848	3,985	(2,137)	-54%	17,899	21,432	(3,533)	-16%
Realized Performance Compensation	(1,000)	(1,922)	922	-48%	(4,588)	(7,391)	2,803	-38%
Realized Principal Investment Income	1,480	2,024	(544)	-27%	13,503	10,430	3,073	29%

Net Realizations	2,328	4,087	(1,759)	-43%	26,814	24,471	2,343	10%

Segment Distributable Earnings	$84,302	$70,211	$14,091	20%	$265,574	$233,082	$32,492	14%

N/M	Not meaningful.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Segment Distributable Earnings were $84.3 million for the three months ended September 30, 2019, an increase of $14.1 million, or 20%, compared to $70.2 million for the three months ended September 30, 2018. The increase in Segment Distributable Earnings was primarily attributable to an increase of $15.8 million in Fee Related Earnings, partially offset by a decrease of $1.8 million in Net Realizations.
Segment Distributable Earnings in our Hedge Fund Solutions segment in the third quarter of 2019 were higher compared to the third quarter of 2018. This increase was primarily driven by an increase in Fee Related Earnings as a result of growth in
Fee-Earning
Assets Under Management in individual investor and specialized solutions. Segment Distributable Earnings in the Hedge Fund Solutions segment would likely be negatively impacted in the event of a significant or sustained decline in global, regional or sector asset prices, deterioration of global market conditions, or withdrawal of assets by investors as a result of liquidity needs, performance or other reasons. In addition, Segment Distributable Earnings in our Hedge Fund Solutions segment may be negatively impacted by a prolonged weak equity market environment, which may be caused by concerns over macroeconomic and geopolitical factors such as trade conflict with China and the rate of global growth. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds, making it more difficult to find opportunities for our funds to exit and realize value from existing investments and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “— Hedge fund investments are subject to numerous additional risks.” in our Annual Report on Form
10-K
for the year ended December 31, 2018. The segment operates multiple business lines, manages strategies that are both long and short asset classes and generates a majority of its revenue through management fees, which we believe may provide a level of downside protection to Hedge Fund Solutions Segment Distributable Earnings. Over time we anticipate an increasing change in the mix of our product offerings to products whose performance based fees represent a more significant proportion of the fees than has historically been the case for such products.

Fee Related Earnings
Fee Related Earnings were $82.0 million for the three months ended September 30, 2019, an increase of $15.8 million, or 24%, compared to $66.1 million for the three months ended September 30, 2018. The increase in Fee Related Earnings was primarily attributable to an increase of $11.0 million in Management Fees, Net and a decrease of $4.5 million in Fee Related Compensation.
Management Fees, Net were $141.4 million for the three months ended September 30, 2019, an increase of $11.0 million, compared to $130.3 million for the three months ended September 30, 2018, primarily driven by an increase in Base Management Fees. Base Management Fees were $140.7 million for the three months ended September 30, 2019, an increase of $11.1 million, compared to $129.6 million for the three months ended September 30, 2018, primarily due to
Fee-Earning
Asset Under Management growth in our individual investor and specialized solutions.
Fee Related Compensation was $38.9 million for the three months ended September 30, 2019, a decrease of $4.5 million, compared to $43.4 million for the three months ended September 30, 2018. The decrease was primarily due to changes in compensation accruals.
Net Realizations
Net Realizations were $2.3 million for the three months ended September 30, 2019, a decrease of $1.8 million, compared to $4.1 million for the three months ended September 30, 2018. The decrease in Net Realizations was primarily attributable to decreases of $2.1 million in Realized Performance Revenues, partially offset by a decrease of $0.9 million in Realized Performance Compensation.
Realized Performance Revenues were $1.8 million for the three months ended September 30, 2019, a decrease of $2.1 million, compared to $4.0 million for the three months ended September 30, 2018. The decrease was primarily due to lower returns across a number of strategies compared to the three months ended September 30, 2018.
Realized Performance Compensation was $1.0 million for the three months ended September 30, 2019, a decrease of $0.9 million, compared to $1.9 million for the three months ended September 30, 2018. The decrease was primarily due to the decrease in Realized Performance Revenues.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Segment Distributable Earnings were $265.6 million for the nine months ended September 30, 2019, an increase of $32.5 million, or 14%, compared to $233.1 million for the nine months ended September 30, 2018. The increase in Segment Distributable Earnings was primarily attributable to increases of $30.1 million in Fee Related Earnings and $2.3 million in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $238.8 million for the nine months ended September 30, 2019, an increase of $30.1 million, or 14%, compared to $208.6 million for the nine months ended September 30, 2018. The increase in Fee Related Earnings was primarily attributable to an increase of $26.5 million in Management Fees, Net and a decrease of $5.1 million in Fee Related Compensation.
Management Fees, Net were $416.7 million for the nine months ended September 30, 2019, an increase of $26.5 million, compared to $390.3 million for the nine months ended September 30, 2018, primarily driven by an increase in Base Management Fees. Base Management Fees were $415.0 million for the nine months ended September 30, 2019, an increase of $26.7 million, compared to $388.3 million for the nine months ended September 30, 2018, primarily due to
Fee-Earning
Asset Under Management growth in our individual investor and specialized solutions and a reduction in placement fees, which offset Base Management Fees.

Fee Related Compensation was $118.5 million for the nine months ended September 30, 2019, a decrease of $5.1 million, compared to $123.6 million for the nine months ended September 30, 2018. The decrease was primarily due to changes in compensation accruals.
Net Realizations
Net Realizations were $26.8 million for the nine months ended September 30, 2019, an increase of $2.3 million, compared to $24.5 million for the nine months ended September 30, 2018. The increase in Net Realizations was primarily attributable to an increase of $3.1 million in Realized Principal Investment Income and a decrease of $2.8 million in Realized Performance Compensation, partially offset by a decrease of $3.5 million in Realized Performance Revenues.
Realized Principal Investment Income was $13.5 million for the nine months ended September 30, 2019, an increase of $3.1 million, compared to $10.4 million for the nine months ended September 30, 2018. The increase was driven by realized gains on our Corporate Treasury Investments.
Realized Performance Compensation was $4.6 million for the nine months ended September 30, 2019, a decrease of $2.8 million, compared to $7.4 million for the nine months ended September 30, 2018. The decrease was due to the decrease in Realized Performance Revenues.
Realized Performance Revenues were $17.9 million for the nine months ended September 30, 2019, a decrease of $3.5 million, compared to $21.4 million for the nine months ended September 30, 2018. The decrease was primarily driven by funds entering 2019 with loss carryforward balances.
Operating Metrics
The following table presents information regarding our Invested Performance Revenue Eligible Assets Under Management:

	Invested Performance		Estimated % Above
	Revenue Eligible Assets		High Water Mark/
	Under Management		Benchmark (a)
	As of September 30,		As of September 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Hedge Fund Solutions Managed Funds (b)	$ 43,901,366	$ 44,823,114	75%	92%

(a)	Estimated % Above High Water Mark/Benchmark represents the percentage of Invested Performance Revenue Eligible Assets Under Management that as of the dates presented would earn performance fees when the applicable Hedge Fund Solutions managed fund has positive investment performance relative to a benchmark, where applicable. Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark or clear a benchmark return, thereby resulting in an increase in Estimated % Above High Water Mark/Benchmark.

(b)	For the Hedge Fund Solutions managed funds, at September 30, 2019, the incremental appreciation needed for the 25% of Invested Performance Revenue Eligible Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $439.3 million, an increase of $28.9 million, compared to $410.4 million at September 30, 2018. Of the Invested Performance Revenue Eligible Assets Under Management below their respective High Water Marks/Benchmarks as of September 30, 2019, 86% were within 5% of reaching their respective High Water Mark.

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
The following table presents the return information of the BAAM Principal Solutions Composite:

	Three				Nine				Average Annual Returns (a)
	Months Ended				Months Ended				Periods Ended
	September 30,				September 30,				September 30, 2019
	2019		2018		2019		2018		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Principal Solutions Composite (b)	-	-	2%	2%	6%	5%	4%	4%	3%	3%	6%	5%	5%	4%	7%	6%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.

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
non-fee-paying
assets (in the case of net returns) are excluded from the composite. The historical return is from January 1, 2000.

Credit
The following table presents the results of operations for our Credit segment:

	Three Months Ended				Nine Months Ended
	September 30,		2019 vs. 2018		September 30,		2019 vs. 2018
	2019	2018	$	%	2019	2018	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$149,746	$132,071	$17,675	13%	$437,824	$418,673	$19,151	5%
Transaction and Other Fees, Net	3,969	5,791	(1,822)	-31%	12,855	11,791	1,064	9%
Management Fee Offsets	(2,544)	(3,093)	549	-18%	(9,164)	(9,107)	(57)	1%

Total Management Fees, Net	151,171	134,769	16,402	12%	441,515	421,357	20,158	5%
Fee Related Performance Revenues	3,625	—	3,625	N/M	7,280	(666)	7,946	N/M
Fee Related Compensation	(52,980)	(57,139)	4,159	-7%	(165,964)	(174,155)	8,191	-5%
Other Operating Expenses	(41,724)	(31,551)	(10,173)	32%	(114,429)	(91,189)	(23,240)	25%

Fee Related Earnings	60,092	46,079	14,013	30%	168,402	155,347	13,055	8%

Realized Performance Revenues	12,382	4,853	7,529	155%	29,225	59,337	(30,112)	-51%
Realized Performance Compensation	(5,292)	(3,142)	(2,150)	68%	(12,131)	(33,007)	20,876	-63%
Realized Principal Investment Income	4,723	2,991	1,732	58%	28,831	14,098	14,733	105%

Net Realizations	11,813	4,702	7,111	151%	45,925	40,428	5,497	14%

Segment Distributable Earnings	$71,905	$50,781	$21,124	42%	$214,327	$195,775	$18,552	9%

N/M	Not meaningful.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Segment Distributable Earnings were $71.9 million for the three months ended September 30, 2019, an increase of $21.1 million, or 42%, compared to $50.8 million for the three months ended September 30, 2018. The increase in Segment Distributable Earnings was primarily attributable to increases of $14.0 million in Fee Related Earnings and $7.1 million in Net Realizations.
Segment Distributable Earnings in our Credit segment in the third quarter of 2019 were higher compared to the third quarter of 2018, driven in part by higher Fee Related Earnings as a result of growth in BIS and certain other GSO vehicles, including our U.S. direct lending platform. Against a muted market backdrop, our performing credit strategies delivered a 0.9% gross return in the quarter and our distressed strategies declined 3.9%, largely driven by decreases in certain upstream energy positions. The persistence of weakened market fundamentals in certain energy subsectors, particularly upstream, would continue to negatively impact the performance of certain Credit segment investments. Our Credit segment deployed or committed $3.4 billion of capital in the third quarter of 2019. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds, making it more difficult to find opportunities for our funds to exit and realize value from existing investments and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.” in our Annual Report on Form
10-K
for the year ended December 31, 2018.
Fee Related Earnings
Fee Related Earnings were $60.1 million for the three months ended September 30, 2019, an increase of $14.0 million, or 30%, compared to $46.1 million for the three months ended September 30, 2018. The increase in Fee Related Earnings was primarily attributable to increases of $16.4 million in Management Fees, Net and $3.6 million in Fee Related Performance Revenues and a decrease of $4.2 million in Fee Related Compensation, partially offset by an increase of $10.2 million in Other Operating Expenses.
Management Fees, Net were $151.2 million for the three months ended September 30, 2019, an increase of $16.4 million, compared to $134.8 million for the three months ended September 30, 2018, primarily driven by an increase in Base Management Fees. Base Management Fees were $149.7 million for the three months ended September 30, 2019, an increase of $17.7 million, compared to $132.1 million for the three months ended September 30, 2018, primarily due to the launch of several GSO and BIS funds subsequent to the three months ended September 30, 2018, including our BDC, successor flagship funds and multiple long only funds.
Fee Related Performance Revenues were $3.6 million for the three months ended September 30, 2019, an increase of $3.6 million, compared to the three months ended September 30, 2018. The increase was due to the ramp up of our BDC within the new direct lending platform.
Fee Related Compensation was $53.0 million for the three months ended September 30, 2019, a decrease of $4.2 million, compared to $57.1 million for the three months ended September 30, 2018. The decrease was primarily due to changes in compensation accruals.
Other Operating Expenses were $41.7 million for the three months ended September 30, 2019, an increase of $10.2 million, compared to $31.6 million for the three months ended September 30, 2018. The increase was primarily due to the growth in our new business initiatives, including BIS and the direct lending platform.
Net Realizations
Net Realizations were $11.8 million for the three months ended September 30, 2019, an increase of $7.1 million, or 151%, compared to $4.7 million for the three months ended September 30, 2018. The increase in Net Realizations was primarily attributable to increases of $7.5 million in Realized Performance Revenues and $1.7 million in Realized Principal Investment Income, partially offset by an increase of $2.2 million in Realized Performance Compensation.

Realized Performance Revenues were $12.4 million for the three months ended September 30, 2019, an increase of $7.5 million, compared to $4.9 million for the three months ended September 30, 2018. The increase was primarily attributable to increased realizations in our mezzanine fund during the three months ended September 30, 2019.
Realized Principal Investment Income was $4.7 million for the three months ended September 30, 2019, an increase of $1.7 million, compared to $3.0 million for the three months ended September 30, 2018. The increase was due to realized gains in our corporate treasury investments.
Realized Performance Compensation was $5.3 million for the three months ended September 30, 2019, an increase of $2.2 million, compared to $3.1 million for the three months ended September 30, 2018. The increase was primarily attributable to the increase in Realized Performance Revenues.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Segment Distributable Earnings were $214.3 million for the nine months ended September 30, 2019, an increase of $18.6 million, compared to $195.8 million for the nine months ended September 30, 2018. The increase in Segment Distributable Earnings was primarily attributable to increases of $13.1 million in Fee Related Earnings and $5.5 million in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $168.4 million for the nine months ended September 30, 2019, an increase of $13.1 million, compared to $155.3 million for the nine months ended September 30, 2018. The increase in Fee Related Earnings was primarily attributable to increases of $20.2 million in Management Fees, Net and $7.9 million in Fee Related Performance Revenues along with a decrease of $8.2 million in Fee Related Compensation, partially offset by an increase of $23.2 million in Other Operating Expenses.
Management Fees, Net were $441.5 million for the nine months ended September 30, 2019, an increase of $20.2 million, compared to $421.4 million for the nine months ended September 30, 2018, primarily driven by an increase in Base Management Fees. Base Management Fees were $437.8 million for the nine months ended September 30, 2019, an increase of $19.2 million, compared to $418.7 million for the nine months ended September 30, 2018. The increase was primarily due to the launch of several GSO and BIS funds subsequent to the nine months ended September 30, 2018, including our BDC, successor flagship funds and multiple long only funds, partially offset by the contractual agreement with FS Investments pursuant to which, in connection with the conclusion of our sub-advisory
relationship with respect to the BDCs, we received a fixed payment in the first quarter of 2018.
Fee Related Performance Revenues were $7.3 million for the nine months ended September 30, 2019, an increase of $7.9 million, compared to $(0.7) million for the nine months ended September 30, 2018. The increase was due to the ramp up of our BDC within the new direct lending platform.
Fee Related Compensation was $166.0 million for the nine months ended September 30, 2019, a decrease of $8.2 million, compared to $174.2 million for the nine months ended September 30, 2018. The decrease was primarily due to changes in compensation accruals.
Other Operating Expenses were $114.4 million for the nine months ended September 30, 2019, an increase of $23.2 million, compared to $91.2 million for the nine months ended September 30, 2018. The increase was primarily due to the growth in our new business initiatives, including BIS and the direct lending platform.
Net Realizations
Net Realizations were $45.9 million for the nine months ended September 30, 2019, an increase of $5.5 million, compared to $40.4 million for the nine months ended September 30, 2018. The increase in Net Realizations was primarily attributable to a decrease of $20.9 million in Realized Performance Compensation and an increase of $14.7 million in Realized Principal Investment Income, partially offset by a decrease of $30.1 million in Realized Performance Revenues.

Realized Performance Compensation was $12.1 million for the nine months ended September 30, 2019, a decrease of $20.9 million, compared to $33.0 million for the nine months ended September 30, 2018. The decrease was due to the decrease in Realized Performance Revenues.
Realized Principal Investment Income was $28.8 million for the nine months ended September 30, 2019, an increase of $14.7 million, compared to $14.1 million for the nine months ended September 30, 2018. The increase was driven by the realized gain on our Corporate Treasury Investments.
Realized Performance Revenues were $29.2 million for the nine months ended September 30, 2019, a decrease of $30.1 million, compared to $59.3 million for the nine months ended September 30, 2018. The decrease was primarily attributable to a mezzanine fund crossing its carry threshold during the fourth quarter of 2017, resulting in higher Realized Performance Revenues in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2019.
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
The following table presents combined internal rates of return of the segment’s performing credit and distressed strategies funds:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,				September 30, 2019
	2019		2018		2019		2018		Inception to Date
Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Performing Credit Strategies (b)	1%	-	1%	1%	9%	6%	9%	7%	14%	8%
Distressed Strategies (c)	-4%	-4%	1%	-	-2%	-4%	4%	2%	9%	5%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Allocations, net of tax advances.

(b)	Performing Credit Strategies include mezzanine lending funds, middle market direct lending funds, including our BDC, and other performing credit strategy funds. Performing Credit Strategies’ returns represent the IRR of the combined cash flows of the fee-earning
funds exceeding $100 million of fair value at each respective quarter end excluding the Blackstone Funds that were contributed to GSO as part of Blackstone’s acquisition of GSO in March 2008. The inception to date returns are from July 16, 2007.

(c)	Distressed Strategies include stressed/distressed funds, credit alpha strategies and energy strategies. Distressed Strategies’ returns represent the IRR of the combined cash flows of the fee-earning
funds exceeding $100 million of fair value at each respective quarter end. The inception to date returns are from August 1, 2005.

As of September 30, 2019, there was $17.3 billion of Performance Revenue Eligible Assets Under Management invested in Credit strategies that were above the hurdle necessary to generate Incentive Fees or Performance Allocations. This represented 36% of the total Performance Revenue Eligible Assets Under Management across all Credit strategies.

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
The following table is a reconciliation of Net Income Attributable to The Blackstone Group Inc. to Distributable Earnings, Total Segment Distributable Earnings, Fee Related Earnings and Adjusted EBITDA:

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
non-controlling
interests.

(d)	This adjustment removes Unrealized Performance Revenues on a segment basis. The Segment Adjustment represents the add back of performance revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
GAAP Unrealized Performance Allocations	$176,370	$299,238	$998,101	$1,367,678
Segment Adjustment	234	(307)	234	16

Unrealized Performance Revenues	$176,604	$298,931	$998,335	$1,367,694

(e)	This adjustment removes Unrealized Performance Allocations Compensation.

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
non-controlling
interests.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
GAAP Unrealized Principal Investment Income	$15,391	$52,840	$147,090	$268,082
Segment Adjustment	(20,610)	(24,136)	(68,737)	(173,274)

Unrealized Principal Investment Income (Loss)	$(5,219)	$28,704	$78,353	$94,808

(g)	This adjustment removes Other Revenues on a segment basis. The Segment Adjustment represents (1) the add back of Other Revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of certain Transaction-Related Charges. For the nine months ended September 30, 2018, Transaction-Related Charges included $580.9 million of Other Revenues received upon the conclusion of Blackstone’s investment sub-advisory
relationship with FS Investments’ funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
GAAP Other Revenue	$93,273	$9,368	$86,403	$625,394
Segment Adjustment	(430)	(276)	(521)	(582,780)

Other Revenues	$92,843	$9,092	$85,882	$42,614

(h)	This adjustment removes Equity-Based Compensation on a segment basis.

(i)	Taxes represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision for Taxes and adjusted to exclude the tax impact of any divestitures. Related Payables represent tax-related
payables including the amount payable under the Tax Receivable Agreement.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Taxes	$26,933	$12,793	$76,486	$51,047
Related Payables	8,882	20,170	43,569	48,755

Taxes and Related Payables	$35,815	$32,963	$120,055	$99,802

(j)	This adjustment removes Interest and Dividend Revenue less Interest Expense on a segment basis. The Segment Adjustment represents (1) the add back of Other Revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of interest expense associated with the Tax Receivable Agreement.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
GAAP Interest and Dividend Revenue	$42,482	$48,604	$130,252	$124,062
Segment Adjustment	2,566	1,332	7,486	3,986

Interest and Dividend Revenue	45,048	49,936	137,738	128,048

GAAP Interest Expense	53,362	41,355	138,960	119,346
Segment Adjustment	(547)	(432)	(1,277)	(1,300)

Interest Expense	52,815	40,923	137,683	118,046

Net Interest Income (Loss)	$(7,767)	$9,013	$55	$10,002

(k)	This adjustment removes the total segment amounts of Realized Performance Revenues.

(l)	This adjustment removes the total segment amounts of Realized Performance Compensation.

(m)	This adjustment removes the total segment amount of Realized Principal Investment Income.

(n)	This adjustment adds back Interest Expense on a segment basis.

The following tables are a reconciliation of Total GAAP Investments to Net Accrued Performance Revenues. Total GAAP Investments and Net Accrued Performance Revenues consist of the following:

	September 30,
	2019	2018
Investments of Consolidated Blackstone Funds	$8,481,233	$8,503,423
Equity Method Investments
Partnership Investments	3,864,453	3,690,841
Accrued Performance Allocations	7,003,889	6,722,430
Corporate Treasury Investments	2,588,529	2,883,610
Other Investments	266,356	294,616

Total GAAP Investments	$22,204,460	$22,094,920

Accrued Performance Allocations - GAAP	$7,003,889	$6,722,430
Impact of Consolidation (a)	237	229
Due from Affiliates - GAAP (b)	18,955	13,546
Less: Accrued Performance Compensation - GAAP (c)	(2,851,817)	(2,700,828)

Net Accrued Performance Revenues	$4,171,264	$4,035,377

(a)	This adjustment adds back investments in consolidated Blackstone Funds which have been eliminated in consolidation.

(b)	Represents GAAP accrued performance revenue recorded within Due from Affiliates.

(c)	Represents GAAP accrued performance compensation associated with Accrued Performance Allocations and is recorded within Accrued Compensation and Benefits and Due to Affiliates.

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
Total assets were $32.4 billion as of September 30, 2019, an increase of $3.5 billion, or 12%, from December 31, 2018. The increase in total assets was principally due to an increase of $3.3 billion in total assets attributable to the consolidated operating partnerships. The increase in total assets attributable to the consolidated operating partnerships was primarily due to increases of $1.8 billion in Investments and $490.9 million in
Right-of-Use
Assets. The increase in Investments was primarily due to appreciation in the value of

Blackstone’s interests in its real estate and private equity investments. Effective January 1, 2019, Blackstone adopted new GAAP guidance on the accounting for leases on a modified retrospective basis. See Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. The adoption resulted in the recognition of
Right-of-Use
Assets of $490.9 million as of September 30, 2019. The other net variances of the assets attributable to the consolidated operating partnerships were relatively unchanged.
Total liabilities were $17.8 billion as of September 30, 2019, an increase of $2.6 billion, or 17%, from December 31, 2018. The increase in total liabilities was principally due to an increase of $2.5 billion in total liabilities attributable to the consolidated operating partnerships. The increase in total liabilities attributable to the consolidated operating partnerships was primarily due to increases of $1.3 billion in Loans Payable, $681.1 million in Accrued Compensation and Benefits and $558.3 million in Operating Lease Liability. The increase in Loans Payable was due to the issuance of
€
600 million of notes on April 10, 2019 and $500 million and $400 million of notes on September 10, 2019. The increase in Accrued Compensation and Benefits was due to the accrual of bonus payments, which are typically paid prior to year end. Effective January 1, 2019, Blackstone adopted new GAAP guidance on the accounting for leases on a modified retrospective basis. The adoption resulted in the recognition of Operating Lease Liabilities of $558.3 million as of September 30, 2019. The other net variances of the liabilities attributable to the consolidated operating partnerships were relatively unchanged.
Sources and Uses of Liquidity
We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in the businesses, the proceeds from our issuances of senior notes, liquid investments we hold on our balance sheet for our own use and access to our $1.6 billion committed revolving credit facility. As of September 30, 2019, Blackstone had $2.5 billion in cash and cash equivalents, $3.1 billion invested in corporate treasury investments, $1.8 billion invested in Blackstone Funds and other investments, against $4.9 billion in borrowings from our senior notes issuances, and no borrowings outstanding under our revolving credit facility.
On September 3, 2019, Blackstone commenced the Tender Offer for any and all of its 2021 Notes. On September 9, 2019, the Tender Offer expired and $175.0 million aggregate principal amount of the 2021 Notes were validly tendered for payment. Payment for the tendered notes was made on September 10, 2019. On October 10, 2019, in accordance with the optional redemption provision under the indenture governing the 2021 Notes, Blackstone redeemed the 2021 Notes that were not previously tendered in the Tender Offer.
On September 10, 2019, Blackstone issued $500 million aggregate principal amount of 2.500% Senior Notes maturing on January 10, 2030 and $400 million aggregate principal amount of 3.500% Senior Notes maturing on September 10, 2049. Blackstone used the proceeds from the notes offering, together with cash on hand or available liquidity, to effectuate the Tender Offer and subsequent redemption of the 2021 Notes and to pay related fees and expenses. Remaining proceeds will be used for general corporate purposes.
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
 10-Q
for the quarter ended March 31, 2019.
Our own capital commitments to our funds, the funds we invest in and our investment strategies as of September 30, 2019 consisted of the following:

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner		Professionals (a)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment
	(Dollars in Thousands)
Real Estate
BREP VII	$300,000	$41,987	$100,000	$13,996
BREP VIII	300,000	62,987	100,000	20,996
BREP IX	300,000	277,117	100,000	92,372
BREP Europe III	100,000	13,231	35,000	4,410
BREP Europe IV	130,000	23,842	43,333	7,947
BREP Europe V	150,000	51,525	43,333	14,885
BREP Europe VI	130,000	130,000	43,333	43,333
BREP Asia I	50,000	14,806	16,667	4,935
BREP Asia II	70,707	49,087	23,569	16,362
BREDS II	50,000	6,227	16,667	2,076
BREDS III	50,000	22,063	16,667	7,354
BPP	99,670	6,322	—	—
Other (b)	9,753	2,687	—	—
Private Equity
BCP V	629,356	30,642	—	—
BCP VI	719,718	91,540	250,000	31,797
BCP VII	500,000	197,926	225,000	89,067
BCP VIII	500,000	500,000	225,000	225,000
BEP I	50,000	4,728	—	—
BEP II	80,000	21,813	26,667	7,271
BEP III	78,329	78,329	26,110	26,110
BCEP	120,000	57,825	18,992	9,102
BCP Asia	40,000	26,153	13,333	8,718
Tactical Opportunities	437,310	196,576	128,037	65,525
Strategic Partners	669,025	423,061	90,627	55,673
BIP	168,632	146,175	—	—
BXLS	10,500	7,103	—	—
Other (b)	262,711	31,075	—	—

continued...

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner		Professionals (a)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment
	(Dollars in Thousands)
Hedge Fund Solutions
Strategic Alliance	$50,000	$2,033	$—	$—
Strategic Alliance II	50,000	1,482	—	—
Strategic Alliance III	22,000	11,880	—	—
Strategic Holdings LP	154,610	85,987	—	—
Strategic Holdings II LP	50,000	50,000	—	—
Other (b)	6,774	2,653	—	—
Credit
Capital Opportunities Fund II LP	120,000	31,406	110,101	28,815
Capital Opportunities Fund III LP	130,783	70,074	30,688	16,837
GSO European Senior Debt Fund LP	63,000	17,796	56,992	16,099
GSO European Senior Debt Fund II LP	45,714	45,714	15,238	15,238
GSO Capital Solutions	50,000	5,008	27,666	2,771
GSO Capital Solutions II	125,000	52,036	119,959	49,938
GSO Capital Solutions III	151,000	131,206	31,395	27,394
GSO Energy Select Opportunities Fund	80,000	41,259	74,739	38,546
GSO Energy Select Opportunities Fund II	70,736	67,178	23,579	22,393
GSO Credit Alpha Fund LP	52,102	7,465	50,394	7,221
GSO Credit Alpha Fund II LP	25,500	16,800	5,907	3,880
Blackstone / GSO Secured Lending Fund	55,000	26,900	—	—
Other (b)	167,940	58,390	22,731	6,503
Other
Treasury (c)	1,240,699	950,307	—	—

	$8,716,569	$4,190,401	$2,111,724	$982,564

(a)	For some of the general partner commitments shown in the table above, we require our senior managing directors and certain other professionals to fund a portion of the commitment even though the ultimate obligation to fund the aggregate commitment is ours pursuant to the governing agreements of the respective funds. The amounts of the aggregate applicable general partner original and remaining commitment are shown in the table above. In addition, certain senior managing directors and other professionals are required to fund a de minimis amount of the commitment in the other private equity, real estate and credit-focused carry funds. We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described above will be more than sufficient to fund our working capital requirements.

(b)	Represents capital commitments to a number of other funds in each respective segment.

(c)	Represents loan origination commitments, which are typically funded within 60-90 days of making a commitment, and capital market commitments.

As of September 30, 2019, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of Blackstone, had issued and outstanding the following senior notes (collectively the “Notes”):

Aggregate
Principal
Amount
(Dollars/Euros
Senior Notes (a)	in Thousands)
5.875%, Due 3/15/2021 (b)	$225,045
4.750%, Due 2/15/2023	$400,000
2.000%, Due 5/19/2025	€300,000
1.000%, Due 10/5/2026	€600,000
3.150%, Due 10/2/2027	$300,000
1.500%, Due 4/10/2029	€600,000
2.500%, Due 1/10/2030	$500,000
6.250%, Due 8/15/2042	$250,000
5.000%, Due 6/15/2044	$500,000
4.450%, Due 7/15/2045	$350,000
4.000%, Due 10/2/2047	$300,000
3.500%, Due 9/10/2049	$400,000

(a)	The Notes are unsecured and unsubordinated obligations of the Issuer and are fully and unconditionally guaranteed, jointly and severally, by Blackstone and each of the Blackstone Holdings Partnerships. The Notes contain customary covenants and financial restrictions that, among other things, limit the Issuer and the guarantors’ ability, subject to certain exceptions, to incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The Notes also contain customary events of default. All or a portion of the Notes may be redeemed at our option, in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the Notes. If a change of control repurchase event occurs, the Notes are subject to repurchase at the repurchase price as set forth in the Notes.

(b)	On October 10, 2019, Blackstone redeemed the then outstanding aggregate principal amount of the 2021 Notes. For additional information see Note 12. “Borrowings” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

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
On July 16, 2019, the board of directors of the Corporation authorized the repurchase of up to $1.0 billion of Class A common stock and Blackstone Holdings Partnership Units, which replaced the prior repurchase authorization. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The share repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.
During the three and nine months ended September 30, 2019, we repurchased 2.8 million and 11.3 million shares of Blackstone Class A common stock as part of the repurchase program at a total cost of $136.0 million and $479.1 million, respectively. As of September 30, 2019, the amount remaining available for repurchases under the program was $864.0 million. Class A common stock repurchased in the quarter ended September 30, 2019 excludes shares for which trades were executed during the three months ended June 30, 2019 and settlement occurred in July 2019.

Dividends
Our intention is to pay to holders of Class A common stock a quarterly dividend representing approximately 85% of The Blackstone Group Inc.’s share of Distributable Earnings, subject to adjustment by amounts determined by Blackstone’s board of directors to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and funds, to comply with applicable law, any of its debt instruments or other agreements, or to provide for future cash requirements such as tax-related
payments, clawback obligations and dividends to shareholders for any ensuing quarter. The dividend amount could also be adjusted upward in any one quarter.
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
With respect to the third quarter of fiscal year 2019, we have paid to common shareholders a dividend of $0.49 per share of Class A common stock, aggregating to $1.34 per share of Class A common stock in respect of the nine months ended September 30, 2019. With respect to fiscal year 2018, we paid common shareholders aggregate dividends of $2.15 per share of Class A common stock. The second, third and fourth quarter fiscal 2018 per share of Class A common stock dividends of $0.58, $0.64 and $0.58 each include a $0.10 per share of Class A common stock dividend from a portion of the after-tax
proceeds received in connection with the conclusion of Blackstone’s sub-advisory
relationship with FS Investments.
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
The following table presents information regarding these financial instruments in our Condensed Consolidated Statements of Financial Condition:

		Securities
	Repurchase	Sold, Not Yet
	Agreements	Purchased
	(Dollars in Millions)
Balance, September 30, 2019	$163.1	$87.1
Balance, December 31, 2018	$222.2	$142.6
Nine Months Ended September 30, 2019
Average Daily Balance	$203.3	$123.8
Maximum Daily Balance	$224.6	$142.9

Contractual Obligations, Commitments and Contingencies
The following table sets forth information relating to our contractual obligations as of September 30, 2019 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

	October 1, 2019 to
Contractual Obligations	December 31, 2019	2020-2021	2022-2023	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$20,984	$193,316	$188,089	$340,517	$742,906
Purchase Obligations	14,727	36,778	163	—	51,668
Blackstone Issued Notes and Revolving Credit Facility (b)	—	225,045	400,000	4,234,850	4,859,895
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	29,764	309,825	282,576	2,014,627	2,636,792
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	288	—	—	6,850,604	6,850,892
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	62,932	503,435	503,435	1,599,945	2,669,747
Blackstone Funds Capital Commitments to Investee Funds (f)	122,517	—	—	—	122,517
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (g)	—	122,789	43,373	447,495	613,657
Unrecognized Tax Benefits, Including Interest and Penalties (h)	—	892	—	—	892
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (i)	4,190,401	—	—	—	4,190,401

Consolidated Contractual Obligations	4,441,613	1,392,080	1,417,636	15,488,038	22,739,367
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	(288)	—	—	(6,850,604)	(6,850,892)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	(62,932)	(503,435)	(503,435)	(1,599,945)	(2,669,747)
Blackstone Funds Capital Commitments to Investee Funds (f)	(122,517)	—	—	—	(122,517)

Blackstone Operating Entities Contractual Obligations	$4,255,876	$888,645	$914,201	$7,037,489	$13,096,211

(a)	We lease our primary office space and certain office equipment under agreements that expire through 2030. Occupancy lease agreements, in addition to contractual rent payments, generally include additional payments for certain costs incurred by the landlord, such as building expenses, and utilities. To the extent these are fixed or determinable they are included in the table above. The table above includes operating leases that are recognized as Operating Lease Liabilities, short-term leases that are not recorded as Operating Lease Liabilities and leases that have been signed but not yet commenced which are not recorded as Operating Lease Liabilities. The amounts in this table are presented net of contractual sublease commitments.

(b)	Represents the principal amount due on the senior notes we issued. As of September 30, 2019, we had no outstanding borrowings under our revolver. The Contractual Obligation of $225.0 million for the 2020-2021 period reflects the balance of the 2021 Notes that were not tendered in the Tender Offer. On October 10, 2019, Blackstone redeemed such 2021 Notes. For additional information see Note 12. “Borrowings” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

(c)	Represents interest to be paid over the maturity of our senior notes and borrowings under our revolving credit facility which has been calculated assuming no pre-payments
are made and debt is held until its final maturity date. These amounts exclude commitment fees for unutilized borrowings under our revolver. As noted above, Blackstone redeemed the remaining amount of the 2021 Notes on October 10, 2019. The amounts presented here include interest on the 2021 Notes in the amount of $19.8 million for the 2020-2021 period. The October 10, 2019 redemption resulted in an interest payment on the 2021 Notes of $0.4 million and a premium paid under the optional redemption of $12.2 million. For additional information see Note 12. “Borrowings” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

(d)	These obligations are those of the Blackstone Funds including the consolidated CLO vehicles.

(e)	Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no pre-payments
will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of September 30, 2019, at spreads to market rates pursuant to the financing agreements, and range from 0.8% to 8.7%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.

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
non-controlling
interest holders.

(h)	The total represents gross unrecognized tax benefits of $0.5 million and interest and penalties of $0.4 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $24.6 million and interest of $2.0 million; therefore, such amounts are not included in the above contractual obligations table.

(i)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees
Blackstone and certain of its consolidated funds provide financial guarantees. The amounts and nature of these guarantees are described in Note 18. “Commitments and Contingencies – Contingencies – Guarantees” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
Indemnifications
In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of September 30, 2019.

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
As of September 30, 2019, the total clawback obligations were $89.4 million, of which $76.8 million was related to Blackstone Holdings and $12.6 million was related to current and former Blackstone personnel. The split of clawback between Blackstone Holdings and current and former personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis. If, at September 30, 2019, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $7.3 billion, on an after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $6.6 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote. See Note 17. “Related Party Transactions” and Note 18. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
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
The determination that Blackstone holds a controlling financial interest in a Blackstone Fund significantly changes the presentation of our condensed consolidated financial statements. In our Condensed Consolidated Statements of Financial Position included in this filing, we present 100% of the assets and liabilities of consolidated VIEs along with a non-controlling
interest which represents the portion of the consolidated vehicle’s interests held by third parties. However, assets of our consolidated VIEs can only be used to settle obligations of the consolidated

VIE and are not available for general use by Blackstone. Further, the liabilities of our consolidated VIEs do not have recourse to the general credit of Blackstone. In the Condensed Consolidated Statements of Operations, we eliminate any management fees, Incentive Fees, or Performance Allocations received or accrued from consolidated VIEs as they are considered intercompany transactions. We recognize 100% of the consolidated VIE’s investment income (loss) and allocate the portion of that income (loss) attributable to third party ownership to non-controlling
interests in arriving at Net Income Attributable to The Blackstone Group Inc.
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
Management and Advisory Fees, Net
— Blackstone earns base management fees from the investors in each of its managed funds and investment vehicles, at a fixed percentage of a calculation base which is typically assets under management, net asset value, total assets, committed capital or invested capital. The range of management fee rates and the calculation base from which they are earned, generally, are as follows:
On private equity, real estate, and certain of our hedge fund solutions and credit-focused funds:
•	0.25% to 1.75% of committed capital or invested capital during the investment period,

•	0.25% to 2.00% of invested capital, committed capital and investment fair value subsequent to the investment period for private equity and real estate funds, and

•	0.75% to 1.50% of invested capital or net asset value subsequent to the investment period for certain of our hedge fund solutions and credit-focused funds.

On real estate, credit and
MLP-focused
funds structured like hedge funds:
•	0.50% to 1.50% of net asset value.

On credit and
MLP-focused
separately managed accounts:
•	0.25% to 1.50% of net asset value or total assets.

On real estate separately managed accounts:
•	0.50% to 2.00% of invested capital, net operating income or net asset value.

On funds of hedge funds, certain hedge funds and separately managed accounts invested in hedge funds:
•	0.25% to 1.50% of net asset value.

On CLO vehicles:
•	0.40% to 0.65% of the aggregate par amount of collateral assets, including principal cash.

On credit-focused registered and
non-registered
investment companies:
•	0.35% to 1.50% of total assets or net asset value.

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

Fair Value
Blackstone uses fair value throughout the reporting process. For a description of our accounting policies related to valuation, see Note 2. “Summary of Significant Accounting Policies — Fair Value of Financial Instruments” and “Summary of Significant Accounting Policies — Investments, at Fair Value” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. The following discussion is intended to provide supplemental information about how the application of fair value principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.
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
Income Tax
Our provision for income taxes is composed of current and deferred taxes. Current income taxes approximate taxes to be paid or refunded for the current period. Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the applicable enacted tax rates and laws that will be in effect when such differences are expected to reverse. During the current quarter, the Conversion resulted in a step-up in the tax basis of certain assets that will be recovered as those assets are sold or the basis is amortized. The final amount of the step-up in tax basis may differ as the basis information becomes available and is finalized.
Additionally, significant judgment is required in estimating the provision for (benefit from) income taxes, current and deferred tax balances (including valuation allowance, if any), accrued interest or penalties and uncertain tax positions. In evaluating these judgments, we consider, among other items, projections of taxable income (including the character of such income), beginning with historic results and incorporating assumptions of the amount of future pretax operating income. These assumptions about future taxable income require significant judgment and are consistent with the plans and estimates that Blackstone uses to manage its business. A portion of the deferred tax assets are not considered to be more likely than not to be realized due to the character of income. For that portion of the deferred tax assets, a valuation allowance has been recorded.
Revisions in estimates and/or actual costs of a tax assessment may ultimately be materially different from the recorded accruals and unrecognized tax benefits, if any.
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
Interbank Offered Rates Transition
Certain jurisdictions are currently reforming or phasing out their Interbank Offered Rates (“IBORs”), including, without limitation, the London Interbank Offered Rates, Euro Interbank Offered Rate, Tokyo Interbank Offered Rate, Hong Kong Interbank Offered Rate and Singapore Interbank Offered Rate. The timing of the anticipated reforms or phase-outs vary by jurisdiction, with most of the reforms or phase-outs currently scheduled to take effect at the end of calendar year 2021. Blackstone is evaluating the operational impact of such changes on existing transactions and contractual arrangements and managing transition efforts.
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

Effect on Fund Management Fees
Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the fair value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the nine months ended September 30, 2019 and September 30, 2018, the percentages of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	Nine Months Ended September 30,
	2019	2018
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	36%	38%

Market Risk
The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of September 30, 2019 and September 30, 2018, we estimate that a 10% decline in fair value of the investments would result in the following declines in Management Fees, Performance Revenues, Net of Related Compensation Expense and Investment Income:

September 30,
	2019			2018
		Performance			Performance
		Revenues,			Revenues,
		Net of Related			Net of Related
	Management	Compensation	Investment	Management	Compensation	Investment
	Fees (a)	Expense (b)	Income (b)	Fees (a)	Expense (b)	Income (b)
(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$123,888	$1,612,040	$172,619	$112,478	$1,548,245	$229,853

(a)	Represents the annualized effect of the 10% decline.

(b)	Represents the reporting date effect of the 10% decline.

Total Assets Under Management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	September 30, 2019
	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Real Estate	$107,797,628	85%
Private Equity	$81,209,505	68%
Hedge Fund Solutions	$78,062,255	10%
Credit	$80,613,732	34%

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
Exchange Rate Risk
The Blackstone Funds hold investments that are denominated in
non-U.S.
dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and
non-U.S.
dollar currencies. Additionally, a portion of our management fees are denominated in
non-U.S.
dollar currencies. We estimate that as of September 30, 2019 and September 30, 2018, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management Fees, Performance Revenues, Net of Related Compensation Expense and Investment Income:

September 30,
	2019			2018
		Performance			Performance
		Revenues,			Revenues,
		Net of Related			Net of Related
	Management	Compensation	Investment	Management	Compensation	Investment
	Fees (a)	Expense (b)	Income (b)	Fees (a)	Expense (b)	Income (b)
(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$19,941	$413,625	$37,458	$19,211	$333,935	$65,720

(a)	Represents the annualized effect of the 10% decline.

(b)	Represents the reporting date effect of the 10% decline.

Interest Rate Risk
Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of September 30, 2019 and September 30, 2018, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	September 30,
	2019	2018
	(Dollars in Thousands)
Annualized Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates (a)	$—	$—

(a)	As of September 30, 2019 and 2018, Blackstone had no such debt obligations payable outstanding.

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

	September 30,
	2019			2018
	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets
	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$5,613	(a)	$34,630	$15,291	(a)	$24,158

(a)	As of September 30, 2019 and 2018, this represents 0.2% and 0.3% of our portfolio of liquid assets, respectively.

Blackstone has U.S. dollar and
non-U.S.
dollar based interest rate derivatives whose future cash flows and present value may be affected by movement in their respective underlying yield curves. We estimate that as of September 30, 2019, a one percentage point increase parallel shift in global yield curves would result in the following impact on Other Revenue:

	September 30,
	2019	2018
	(Dollars in Thousands)
Annualized Increase in Other Revenue Due to a One Percentage Point Increase in Interest Rates	$15,374	$18,973

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
We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	September 30,
	2019	2018
	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$69,439	$41,868

(a)	As of September 30, 2019 and 2018, this represents 2.0% and 0.8% of our portfolio of liquid assets, respectively.

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
On April 23, 2019, the Kentucky Court of Appeals granted the Blackstone Defendants’ petition for a writ of prohibition and vacated the Circuit Court’s November 30, 2018 Opinion and Order denying the motion to dismiss for lack of standing. On April 24, 2019, the Mayberry Plaintiffs filed a notice of appeal of that order to the Kentucky Supreme Court. The Kentucky Supreme Court heard oral argument on the appeal on October 24, 2019.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding repurchases of shares of our Class A common stock during the quarter ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands) (a)
Jul. 1 - Jul. 31, 2019 (b)	366,666	$48.92	366,666	$982,063
Aug. 1 - Aug. 31, 2019	1,344,442	$47.77	1,344,442	$917,840
Sep. 1 - Sep. 30, 2019	1,038,892	$51.81	1,038,892	$864,012

	2,750,000		2,750,000

(a)	On July 16, 2019, the board of directors of the Corporation authorized the repurchase of up to $1.0 billion of Class A common stock and Blackstone Holdings Partnership Units, which replaced the prior repurchase authorization. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. See “Part I. Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 15. Earnings Per Share and Stockholder’s Equity” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources and Uses of Liquidity” for further information regarding this repurchase program.

(b)	Class A common stock repurchased in the quarter ended September 30, 2019 excludes shares for which trades were executed during the three months ended June 30, 2019 and settlement occurred in July 2019.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule
 10b5-1
under the Exchange Act, and similar plans and arrangements relating to our Class A common stock and Blackstone Holdings Partnership Units.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Exhibit Description

4.1
Thirteenth Supplemental Indenture dated as of September 10, 2019 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 10, 2019).

4.2	Form of 2.500% Senior Note due 2030 (included in Exhibit 4.1 hereto).

4.3
Fourteenth Supplemental Indenture dated as of September 10, 2019 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 10, 2019).

4.4	Form of 3.500% Senior Note due 2049 (included in Exhibit 4.3 hereto).

10.1
Second Amended and Restated Limited Partnership Agreement of Blackstone Holdings I L.P., dated as of July 1, 2019, by and among Blackstone Holdings I/II GP L.L.C. and the limited partners of Blackstone Holdings I L.P. party thereto (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2019).

10.2
Second Amended and Restated Limited Partnership Agreement of Blackstone Holdings II L.P., dated as of July 1, 2019, by and among Blackstone Holdings I/II GP L.L.C. and the limited partners of Blackstone Holdings II L.P. party thereto (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2019).

10.3
Third Amended and Restated Limited Partnership Agreement of Blackstone Holdings III L.P., dated as of July 1, 2019, by and among Blackstone Holdings III GP L.P. and the limited partners of Blackstone Holdings III L.P. party thereto (incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2019).

10.4
Third Amended and Restated Limited Partnership Agreement of Blackstone Holdings IV L.P., dated as of July 1, 2019, by and among Blackstone Holdings IV GP L.P. and the limited partners of Blackstone Holdings IV L.P. party thereto (incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2019).

10.5
Second Amended and Restated Limited Partnership Agreement of Blackstone Holdings AI L.P., dated as of July 1, 2019, by and among Blackstone Holdings I/II GP L.L.C. and the limited partners of Blackstone Holdings AI L.P. party thereto (incorporated herein by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2019).

10.6
Amendment to Tax Receivable Agreement, dated as of July 1, 2019, by and among Blackstone Holdings I/II GP L.L.C., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings AI L.P. and the limited partners of Blackstone Holdings I L.P., Blackstone Holdings II L.P. and Blackstone Holdings AI L.P. party thereto (incorporated herein by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2019).

Exhibit Number	Exhibit Description

10.7
Fourth Amended and Restated Exchange Agreement, dated as of July 1, 2019, by and among The Blackstone Group Inc., Blackstone Holdings AI L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and the Blackstone Holdings Limited Partners party thereto (incorporated herein by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2019).

10.8
Amendment to Registration Rights Agreement, dated as of July 1, 2019 (incorporated herein by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2019).

10.9+
Letter Agreement, dated as of July 1, 2019, amending Amended and Restated Founding Member Agreement of Stephen A. Schwarzman, dated as of March 1, 2018, by and among Blackstone Holdings I L.P. and Stephen A. Schwarzman (incorporated herein by reference to Exhibit 99.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2019).

10.10+
The Blackstone Group Inc. Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.4 of The Blackstone Group Inc. Post-Effective Amendment No. 1 to Form S-8 filed on July 1, 2019).

10.11+
The Blackstone Group Inc. Seventh Amended and Restated Bonus Deferral Plan (incorporated herein by reference to Exhibit 99.11 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2019).

10.12+*	Amended and Restated Limited Partnership Agreement of Blackstone EMA III GP L.P., dated as of November 6, 2019 and deemed effective as of August 17, 2018.

10.13+*	Amended and Restated Limited Partnership Agreement of BMA VIII GP L.P., dated as of November 6, 2019 and deemed effective as of March 29, 2019.

10.14+*	Withdrawal Agreement between Blackstone Holdings I L.P. and Bennett J. Goodman, dated August 28, 2019.

10.15+*	Senior Advisor Agreement between The Blackstone Group Inc. and Bennett J. Goodman, dated August 28, 2019.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit Number	Exhibit Description

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

+	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

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
Date:    November 8, 2019

The Blackstone Group Inc.

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and
Authorized Signatory)