Form 10-K
period 2019-12-31
Blackstone Group Inc
filed 2020-02-28
CIK 1393818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number:
001-33551
The Blackstone Group Inc.
(Exact name of
r
egistrant as specified in its charter)

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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the
r
egistrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No
☐
Indicate by check mark if the
r
egistrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes
☐
    No
☒
Indicate by check mark whether the
r
egistrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
r
egistrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
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
☐
Indicate by check mark whether the
r
egistrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes
☐
    No  ☒
As of June 28, 2019
,
the aggregate market value of the shares of Class A common stock held by non-affiliates
of the registrant was approximately $29.0 billion.
As of February 21, 2020, there were 673,609,987 shares of Class A common stock, 1 share of Class B common stock and 1 Share of Class C common stock of the registrant outstanding.
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
Website and Social Media Disclosure
We use our website (www.blackstone.com), Facebook page (www.facebook.com/blackstone), Twitter (www.twitter.com/blackstone), LinkedIn (www.linkedin.com/company/blackstonegroup), Instagram (www.instagram.com/blackstone), SoundCloud (www.soundcloud.com/blackstone-300250613), PodBean (www.blackstone.podbean.com), Spotify (https://spoti.fi/2LJ1tHG), YouTube (www.youtube.com/user/blackstonegroup) and Apple Podcast (https://apple.co/31Pe1Gg) accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about Blackstone when you enroll your email address by visiting the “Contact Us/Email Alerts” section of our website at http://ir.blackstone.com. The contents of our website, any alerts and social media channels are not, however, a part of this report.

Effective July 1, 2019, The Blackstone Group L.P. (the “Partnership”) converted from a Delaware limited partnership to a Delaware corporation, The Blackstone Group Inc. (the “Conversion”). This report includes the results for the Partnership prior to the Conversion and The Blackstone Group Inc. following the Conversion. In this report, references to “Blackstone,” the “Company,” “we,” “us” or “our” refer to (a) The Blackstone Group Inc. and its consolidated subsidiaries following the Conversion and (b) the Partnership and its consolidated subsidiaries prior to the Conversion. All references to shares or per share amounts prior to the Conversion refer to units or per unit amounts. Unless otherwise noted, all references to shares or per share amounts following the Conversion refer to shares or per share amounts of Class A common stock. All references to dividends prior to the Conversion refer to distributions. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Organizational Structure.”
“Class C Shareholder” refers to Blackstone Group Management L.L.C., the holder of the sole outstanding share of our Class C common stock.
“Blackstone Funds,” “our funds” and “our investment funds” refer to the funds and other vehicles that are managed by Blackstone. “Our carry funds” refers to funds managed by Blackstone that have commitment-based multi-year drawdown structures that pay carry on the realization of an investment.
We refer to our flagship corporate private equity funds as Blackstone Capital Partners (“BCP”) funds, our energy-focused
private equity funds as Blackstone Energy Partners (“BEP”) funds, our core private equity fund as Blackstone Core Equity Partners (“BCEP”), our opportunistic investment platform that invests globally across asset classes, industries and geographies as Blackstone Tactical Opportunities (“Tactical Opportunities”), our secondary fund of funds business as Strategic Partners Fund Solutions (“Strategic Partners”), our infrastructure-focused funds as Blackstone Infrastructure Partners (“BIP”), our life sciences private investment platform, Blackstone Life Sciences (“BXLS”), our multi-asset
investment program for eligible high net worth investors offering exposure to certain of our key illiquid investment strategies through a single commitment as Blackstone Total Alternatives Solution (“BTAS”) and our capital markets services business as Blackstone Capital Markets (“BXCM”).
We refer to our real estate opportunistic funds as Blackstone Real Estate Partners (“BREP”) funds and our real estate debt investment funds as Blackstone Real Estate Debt Strategies (“BREDS”) funds. We refer to our real estate investment trusts as “REITs”, to Blackstone Mortgage Trust, Inc., our
NYSE-listed
REIT, as “BXMT”, and to Blackstone Real Estate Income Trust, Inc., our
non-exchange
traded REIT, as “BREIT”. We refer to our real estate funds which target substantially stabilized assets in prime markets, as Blackstone Property Partners (“BPP”) funds. We refer to BPP and BREIT collectively as our core+ real estate strategies. “Our hedge funds” refers to our funds of hedge funds, hedge funds, certain of our real estate debt investment funds, including a registered investment company, and certain other credit-focused funds which are managed by Blackstone. “BIS” refers to Blackstone Insurance Solutions, which partners with insurers to deliver bespoke, capital-efficient investments tailored to each insurer’s needs and risk profile.
“Assets Under Management” refers to the assets we manage. Our Assets Under Management equals the sum of:
(a)	the fair value of the investments held by our carry funds and our side-by-side
and
co-investment
entities managed by us, plus (1) the capital that we are entitled to call from investors in those funds and entities pursuant to the terms of their respective capital commitments, including capital commitments to funds that have yet to commence their investment periods, or (2) for certain credit-focused funds the amounts available to be borrowed under asset based credit facilities,

(b)	the net asset value of (1) our hedge funds and real estate debt carry funds, BPP, certain co-investments
managed by us, certain credit-focused funds, and our Hedge Fund Solutions drawdown funds (plus, in each case, the capital that we are entitled to call from investors in those funds, including commitments yet to commence their investment periods), and (2) our funds of hedge funds, our Hedge Fund Solutions registered investment companies, and BREIT,

(c)	the invested capital, fair value or net asset value of assets we manage pursuant to separately managed accounts,

(d)	the amount of debt and equity outstanding for our collateralized loan obligations (“CLO”) during the reinvestment period,

(e)	the aggregate par amount of collateral assets, including principal cash, for our CLOs after the reinvestment period,

(f)	the gross or net amount of assets (including leverage where applicable) for our credit-focused registered investment companies, and

(g)	the fair value of common stock, preferred stock, convertible debt, or similar instruments issued by BXMT.

Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Our funds of hedge funds, hedge funds, funds structured like hedge funds and other open-ended funds in our Hedge Fund Solutions, Credit and Real Estate segments generally have structures that afford an investor the right to withdraw or redeem their interests on a periodic basis (for example, annually or quarterly), typically with 30 to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. Investment advisory agreements related to certain separately managed accounts in our Hedge Fund Solutions and Credit segments, excluding our BIS separately managed accounts, may generally be terminated by an investor on 30 to 90 days’ notice.

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

Overview
Blackstone is one of the world’s leading investment firms, with Total Assets Under Management of $571.1 billion as of December 31, 2019. We seek to create positive economic impact and long-term value for our investors, the companies we invest in, and the communities in which we work. We do this by utilizing extraordinary people and flexible capital to help companies solve problems. Our asset management businesses include investment vehicles focused on real estate, private equity, public debt and equity, growth equity, opportunistic, non-investment
grade credit, real assets and secondary funds, all on a global basis.
All of Blackstone’s businesses use a solutions-oriented approach to drive better performance. We believe our scale, diversified business, long record of investment performance, rigorous investment process and strong client relationships, position us to continue to perform well in a variety of market conditions, expand our assets under management and add complementary businesses.
Two of our primary limited partner constituencies are public and corporate pension funds. Our mission is to create long-term value through careful stewardship of their capital. To the extent our funds perform well, we can support a better retirement for tens of millions of pensioners, including teachers, nurses and firefighters.
In addition, because we are a global firm with a footprint on nearly every continent, our investments can make a positive difference around the world.
As of December 31, 2019, we employed approximately 2,905 people, including our 157 senior managing directors, at our headquarters in New York and around the world. Our employees are integral to Blackstone’s culture of integrity, professionalism and excellence. We believe hiring, training and retaining talented individuals, coupled with our rigorous investment process, has supported our excellent investment record over many years. This record, in turn, has enabled us to innovate into new strategies, drive growth and better serve our investors.
Business Segments
Our four business segments are: (a) Real Estate, (b) Private Equity, (c) Hedge Fund Solutions and (d) Credit.
Information about our business segments should be read together with “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
For more information concerning the revenues and fees we derive from our business segments, see “— Fee Structure/Incentive Arrangements”.
Real Estate
Our Real Estate business, founded in 1991, is a global leader in real estate investing, with $163.2 billion of Total Assets Under Management as of December 31, 2019. Our Real Estate segment operates as a globally integrated business with approximately 575 employees and has investments in North America, Europe, Asia and Latin America. Our Real Estate investment teams seek to utilize our global expertise and presence to generate attractive risk-adjusted returns for our investors and to make a positive impact on the communities in which we invest.
Our Blackstone Real Estate Partners business is geographically diversified and targets a broad range of “opportunistic” real estate and real estate-related investments. The BREP funds include global funds as well as funds focused specifically on Europe or Asia investments. BREP seeks to invest thematically in high-quality assets, focusing where we see outsized growth potential driven by global economic and demographic trends. BREP has made significant investments in logistics, rental housing, office, hospitality and retail properties around the world, as well as a variety of real estate operating companies.

We launched Blackstone Real Estate Debt Strategies, our real estate debt platform, in 2008. Our BREDS vehicles primarily target real estate-related debt investment opportunities. BREDS invests in both public and private markets, primarily in the U.S. and Europe. BREDS’ scale and investment mandates enable it to provide a variety of lending options for our borrowers and investment options for our investors, including mezzanine loans, senior loans and liquid securities. The BREDS platform includes a number of high-yield and high-grade real estate debt funds, liquid real estate debt funds and Blackstone Mortgage Trust, Inc., a NYSE-listed REIT.
Our core+ real estate business includes Blackstone Property Partners and a non-exchange
traded REIT, BREIT. We launched BPP in 2013 and have assembled a global portfolio of high-quality investments across North America, Europe and Asia, which target substantially stabilized assets in prime markets with a focus on industrial, multifamily, office and retail assets. The funds generate returns through both current income and value appreciation over the long-term. BREIT, which launched in 2017, invests primarily in stabilized income-oriented commercial real estate in the United States and to a lesser extent in real estate-related securities.
Private Equity
Our Private Equity segment encompasses global businesses with a total of approximately 510 employees managing $182.9 billion of Total Assets Under Management as of December 31, 2019. Our Private Equity segment includes our corporate private equity business, which consists of: (a) our flagship private equity funds, Blackstone Capital Partners, (b) our sector-focused funds, including our energy-focused funds, Blackstone Energy Partners and (c) our Asia-focused private equity fund, Blackstone Capital Partners Asia. In addition, our Private Equity segment includes (a) our core private equity fund, Blackstone Core Equity Partners, (b) our opportunistic investment platform that invests globally across asset classes, industries and geographies, Blackstone Tactical Opportunities, (c) our secondary fund of funds business, Strategic Partners Fund Solutions, (d) our infrastructure-focused funds, Blackstone Infrastructure Partners, (e) our life sciences private investment platform, Blackstone Life Sciences, (f) our multi-asset investment program for eligible high net worth investors offering exposure to certain of Blackstone’s key illiquid investment strategies through a single commitment, Blackstone Total Alternatives Solutions and (g) our capital markets services business, Blackstone Capital Markets.
We are a world leader in private equity investing. Our corporate private equity business, established in 1987, pursues transactions across industries in both established and growth-oriented businesses across the globe. It strives to create value by investing in great businesses where our capital, strategic insight, global relationships and operational support can drive transformation. Our corporate private equity business’s investment strategies and core themes continually evolve, in anticipation of, or in response to, changes in the global economy, local markets, regulation, capital flows and geopolitical trends. We seek to construct a differentiated portfolio of investments with a well-defined, interventionist, post-acquisition value creation strategy. Similarly, we seek investments that can generate strong unlevered returns regardless of entry or exit cycle timing. Finally, when we can identify sectors or geographies in which the demand for capital greatly exceeds the readily available supply, our corporate private equity business seeks to make investments at or near book value where it can create goodwill or franchise value through post-acquisition actions.
Blackstone Core Equity Partners pursues control-oriented investments in high-quality companies with durable businesses and seeks to offer a lower level of risk and a longer hold period than our flagship corporate private equity business.
Tactical Opportunities, our opportunistic investment platform, invests globally across asset classes, industries and geographies, seeking to identify and execute on attractive, differentiated investment opportunities. As part of the strategy, the team leverages the intellectual capital across Blackstone’s various businesses while continuously optimizing its approach in the face of ever-changing market conditions. Tactical Opportunities’ flexible mandate leads to a diversified portfolio of investments across a broad range of structures, including private and public securities and instruments and where the underlying exposure may be to equity and/or debt.

Strategic Partners, our secondary fund of funds business, is a total fund solutions provider. As a secondary investor it acquires interests in high-quality private funds from original holders seeking liquidity. Strategic Partners focuses on a range of opportunities in underlying funds such as leveraged buyout, real estate, infrastructure, venture and growth capital, credit and other types of funds, as well as primary investments and co-investments
with financial sponsors. Strategic Partners also provides investment advisory services to separately managed account clients investing in primary and secondary investments in private funds and co-investments.
Blackstone Infrastructure Partners targets a diversified mix of core+, core and public-private partnership investments across all infrastructure sectors, including energy, water and waste, transportation and communications, with a primary focus in the U.S. BIP applies a disciplined operationally intensive investment approach to investments in the infrastructure asset class. BIP seeks to apply a long-term buy-and-hold
strategy to large-scale infrastructure assets with a focus on delivering stable, long-term capital appreciation together with a predictable annual cash flow yield.
Blackstone Life Sciences is our private investment platform with capabilities to invest across the life cycle of companies and products within the life sciences sector. BXLS primarily focuses on investments in life sciences products in late stage clinical development within the pharmaceutical and biotechnology sectors.
Hedge Fund Solutions
Working with our clients for more than 25 years, our Hedge Fund Solutions group is a leading manager of institutional funds with approximately 280 employees managing $80.7 billion of Total Assets Under Management as of December 31, 2019. The principal component of our Hedge Fund Solutions segment is Blackstone Alternative Asset Management (“BAAM”). BAAM is the world’s largest discretionary allocator to hedge funds, managing a broad range of commingled and customized hedge fund of fund solutions since its inception in 1990. The Hedge Fund Solution segment also includes investment platforms that seed new hedge fund businesses, purchase minority interests in more established general partners and management companies of funds, invest in special situations opportunities, create alternative solutions in the form of daily liquidity products and invest directly. Hedge Fund Solutions’ overall investment philosophy is to protect and grow investors’ assets through both commingled and custom-tailored investment strategies designed to deliver compelling risk-adjusted returns and mitigate risk. Diversification, risk management, due diligence and a focus on downside protection are key tenets of our approach.
Credit
Our Credit segment, with approximately 460 employees and $144.3 billion of Total Assets Under Management as of December 31, 2019, consists principally of GSO Capital Partners (“GSO”). GSO is one of the largest credit-oriented managers in the world and is the largest manager of CLOs globally. The investment portfolios of the funds GSO manages or sub-advises
predominantly consist of loans and securities of
non-investment
grade companies spread across the capital structure including senior debt, subordinated debt, preferred stock and common equity.
GSO is organized into three overarching strategies: performing credit, distressed and long only. GSO’s performing credit strategies include mezzanine lending funds, middle market direct lending funds, including our business development company (“BDC”) and other performing credit strategy funds. GSO’s distressed strategies include credit alpha strategies, stressed/distressed funds and energy strategies. GSO’s long only strategies consist of CLOs, closed-ended funds, open-ended funds and separately managed accounts.
In addition, our Credit segment includes our publicly traded master limited partnership (“MLP”) investment platform, which is managed by Harvest Fund Advisors LLC (“Harvest”). Harvest primarily invests capital raised from institutional investors in separately managed accounts and pooled vehicles, investing in publicly traded MLPs holding primarily midstream energy assets in the U.S.
Our Credit segment also includes our insurer-focused platform, Blackstone Insurance Solutions. BIS partners with insurers to deliver customized and diversified portfolios of Blackstone products across asset classes, including the option for full management of insurance companies’ investment portfolios.

Pátria Investments
On October 1, 2010, we purchased a 40% equity interest in Pátria Investments Limited and Pátria Investimentos Ltda. (collectively, “Pátria”). Pátria is a leading alternative asset manager in Latin America that was founded in 1988. As of December 31, 2019, Pátria’s alternative asset management businesses had $14.6 billion in assets under management, including the management of private equity funds ($8.3 billion), infrastructure funds ($4.8 billion), real estate funds ($919.1 million) and new initiatives ($536.5 million). Pátria has approximately 280 employees and is led by a group of three managing partners. Our investment in Pátria is a minority, non-controlling
investment, which we record using the equity method of accounting. We have representatives on Pátria’s board of directors in proportion to our ownership, but we do not control the day-to-day
management of the firm or the investment decisions of their funds, all of which continues to reside with the local Brazilian partners. Pátria’s assets under management are not included as part of Blackstone’s assets under management.
Investment Process and Risk Management
We maintain a rigorous investment process across all of our investment vehicles. Each investment vehicle has investment policies and procedures that generally contain requirements and limitations for investments, such as limitations relating to the amount that will be invested in any one investment and the types of assets, industries or geographic regions in which the vehicle will invest, as well as limitations required by law. The review committees and/or investment committees of our businesses review and evaluate investment opportunities in a framework that includes a qualitative and quantitative assessment of the key risks of investments.
Our investment professionals are responsible for selecting, evaluating, underwriting, diligencing, negotiating, executing, managing and exiting investments. Investment professionals generally submit investment opportunities for review and approval by a review committee and/or investment committee, subject to delineated exceptions set forth in the funds’ investment committee charters or resolutions. Review and investment committees are generally comprised of senior leaders and other senior professionals of the applicable investment business, and in many cases, other senior leaders of Blackstone and its businesses. Considerations that review and investment committees take into account when evaluating an investment may include, without limitation and depending on the nature of the investing business and its strategy, the quality of the business or asset in which the fund proposes to invest, the quality of the management team, likely exit strategies and factors that could reduce the value of the business or asset at exit, the ability of the business in which the investment is made to service debt in a range of economic and interest rate environments, macroeconomic trends in the relevant geographic region or industry and the quality of the businesses’ operations. Our review and/or investment committees also incorporate relevant environmental, social and governance (“ESG”) factors into the investment decision-making process, including, for example, sustainability and diversity and inclusion. In addition, before deciding to invest in a new hedge fund or a new alternative asset manager, as applicable, our Hedge Fund Solutions and Strategic Partners teams conduct diligence in a number of areas, which, depending on the nature of the investment, may include, among others, the fund’s/manager’s performance, investment terms, investment strategy and investment personnel, as well as its operations, processes, risk management and internal controls. With respect to customized credit long only clients and other clients whose portfolios are actively traded in our Credit segment, our industry-focused research analysts provide the review and/or investment committee with a formal and comprehensive review of new investment recommendations and portfolio managers and trading professionals discuss, among other things, risks associated with overall portfolio composition. Our Credit segment’s research team monitors the operating performance of underlying issuers, while portfolio managers, together with our traders, focus on optimizing asset composition to maximize value for our investors.
Existing investments are reviewed and monitored on a regular basis by investment and asset management professionals. In addition, our investment professionals and Portfolio Operations team work directly with our portfolio company senior executives to identify opportunities to drive operational efficiencies and growth.

Structure and Operation of Our Investment Vehicles
Our private investment funds are generally organized as limited partnerships with respect to U.S. domiciled vehicles and limited partnerships or other similar limited liability entities with respect to
non-U.S.
domiciled vehicles. In the case of our separately managed accounts, the investor, rather than us, generally controls the investment vehicle that holds or has custody of the investments we advise the vehicle to make. We conduct the sponsorship and management of our carry funds and other similar vehicles primarily through a partnership structure in which limited partnerships organized by us accept commitments and/or subscriptions for investment from institutional investors and, to a more limited extent, high net worth individuals. Such commitments are generally drawn down from investors on an as-needed
basis to fund investments (or for other permitted purposes) over a specified term. With the exception of certain core+ real estate and real estate debt funds, our private equity and real estate funds are commitment structured funds. For certain BPP and BREDS funds, all or a portion of the investors’ capital may be funded on or promptly after the investor’s subscription date and cash proceeds resulting from the disposition of investments can be reinvested, subject to certain limitations and limited investor withdrawal rights. Our credit-focused funds are generally either commitment structured funds or open-ended funds where the investor’s capital is fully funded on or promptly after the investor’s subscription date. The CLO vehicles we manage are structured investment vehicles that are generally private companies with limited liability. Most of our funds of hedge funds as well as our hedge funds are structured as funds where the investor’s capital is fully funded on the subscription date. BIS is generally structured around separately managed accounts.
Our investment funds, separately managed accounts and other vehicles not domiciled in the European Economic Area (the “EEA”) are each generally advised by a Blackstone entity serving as investment adviser that is registered under the U.S. Investment Advisers Act of 1940, as amended, or the “Advisers Act.” For our investment funds, separately managed accounts and other vehicles domiciled in the EEA, a Blackstone entity domiciled in the EEA generally serves as external alternative investment fund manager (“AIFM”), and the AIFM typically delegates its portfolio management function to a Blackstone-affiliated investment adviser registered under the Advisers Act. Substantially all of the day-to-day
operations of each investment vehicle are typically carried out by the Blackstone entity serving as investment adviser or AIFM, as applicable, pursuant to an investment advisory, investment management, AIFM or other similar agreement. Generally, the material terms of our investment advisory and AIFM agreements, as applicable, relate to the scope of services to be rendered by the investment adviser or the AIFM to the applicable vehicle, the calculation of management fees to be borne by investors in our investment vehicles, the calculation of and the manner and extent to which other fees received by the investment adviser or the AIFM, as applicable, from funds or fund portfolio companies serve to offset or reduce the management fees payable by investors in our investment vehicles and certain rights of termination with respect to our investment advisory and AIFM agreements. With the exception of the registered funds described below, the investment vehicles themselves do not generally register as investment companies under the U.S. Investment Company Act of 1940, as amended, or the “1940 Act,” in reliance on the statutory exemptions provided by Section 3(c)(7), Section 3(c)(5)(C) or, Section 3(c)(1) thereof. Section 3(c)(7) of the 1940 Act exempts from its registration requirements investment vehicles privately placed in the United States whose securities are beneficially owned exclusively by persons who, at the time of acquisition of such securities, are “qualified purchasers” as defined under the 1940 Act. In addition, under current interpretations of the SEC, Section 3(c)(7) of the 1940 Act exempts from registration any
non-U.S.
investment vehicle all of whose outstanding securities are beneficially owned either by
non-U.S.
residents or by U.S. residents that are qualified purchasers. Section 3(c)(5)(C) of the 1940 Act exempts from its registration requirements certain companies engaged primarily in investment in mortgages and other liens or investments in real estate. Section 3(c)(1) of the 1940 Act exempts from its registration requirements privately placed investment vehicles whose securities are beneficially owned by not more than 100 persons. Additionally, under current interpretations of the SEC, Section 3(c)(1) of the 1940 Act exempts from registration any
non-U.S.
investment vehicle not publicly offered in the U.S. all of whose outstanding securities are beneficially owned by not more than 100 U.S. residents. BXMT is externally managed by a Blackstone-owned entity pursuant to a management agreement, conducts its operations in a manner that allows it to maintain its REIT qualification and also avail itself of the statutory exemption provided by Section 3(c)(5)(C) of the 1940 Act. BREIT is externally advised by a Blackstone-owned entity pursuant to an advisory agreement, conducts its operations in a manner that allows it to maintain its REIT qualification and also avails itself of the statutory exemption provided by Section 3(c)(5)(C) of the 1940 Act. In some cases, one or more of our investment advisers, including advisers within GSO, BAAM and BREDS, advises or sub-advises
funds registered, or regulated as a BDC, under the 1940 Act.

In addition to having an investment adviser, each investment fund that is a limited partnership, or “partnership” fund, also has a general partner that, apart from partnership funds domiciled in the EEA, generally makes all operational and investment decisions, including the making, monitoring and disposing of investments. The limited partners of the partnership funds generally take no part in the conduct or control of the business of the investment funds, have no right or authority to act for or bind the investment funds and have no influence over the voting or disposition of the securities or other assets held by the investment funds. With the exception of certain of our funds of hedge funds, hedge funds, certain credit-focused and real estate debt funds, and other funds or separately managed accounts for the benefit of one or more specified investors, third party investors in some of our funds have the right to remove the general partner of the fund or to accelerate the termination of the investment fund without cause by a simple majority vote, or by a higher percentage in certain recent funds. In addition, the governing agreements of many of our investment funds provide that in the event certain “key persons” in our investment funds do not meet specified time commitments with regard to managing the fund, then (a) investors in such funds have the right to vote to terminate the investment period by a specified percentage (including, in certain cases a simple majority) vote in accordance with specified procedures, or accelerate the withdrawal of their capital on an investor-by-investor
basis, or (b) the fund’s investment period will automatically terminate and a specified percentage (including, in certain cases a simple majority) in accordance with specified procedures is required to restart it. In addition, the governing agreements of some of our investment funds provide that investors have the right to terminate the investment period for any reason by a vote of 75% of the investors in such fund.
Fee Structure/Incentive Arrangements
Management Fees
The following is a general description of the management fees earned by Blackstone.
•	The investment adviser of each of our
non-EEA
domiciled carry funds and the AIFM of each of our EEA domiciled carry funds generally receives an annual management fee based on a percentage of the fund’s capital commitments, invested capital and/or undeployed capital during the investment period and the fund’s invested capital or investment fair value after the investment period, except that the investment adviser or AIFM to certain of our credit-focused, BPP and BCEP funds receives a management fee based on a percentage of invested capital or net asset value. These management fees are payable on a regular basis (typically quarterly) in the contractually prescribed amounts over the life of the fund. Depending on the base on which management fees are calculated, negative performance of one or more investments in the fund may reduce the total management fee paid for the relevant period, but not the fee rate. Management fees received are not subject to clawback.

•	The investment adviser of each of our funds that are structured like hedge funds, or of our funds of hedge funds, registered mutual funds and separately managed accounts that invest in hedge funds, generally receives a management fee based on a percentage of the fund’s or account’s net asset value. These management fees are payable on a regular basis (typically quarterly). These funds generally permit investors to withdraw or redeem their interests periodically, in some cases following the expiration of a specified period of time when capital may not be withdrawn. Decreases in the net asset value of investor’s capital accounts may reduce the total management fee paid for the relevant period, but not the fee rate. Management fees received are not subject to clawback. In addition, to the extent the mandate of our funds is to invest capital in third party managed funds, as is the case with our funds of hedge funds, our funds will be required to pay management fees to such third party managers, which typically are borne by investors in such investment vehicles.

•	The investment adviser of each of our CLOs typically receives annual management fees based on a percentage of each fund’s assets, subject to certain performance measures related to the underlying assets the vehicle owns, and additional management fees, which are incentive-based (that is, subject to meeting certain return criteria). These management fees are payable on a regular basis (typically quarterly). The term of each CLO varies from deal to deal and may be subject to early redemption or extension; typically, however, a CLO will be wound down within eight to eleven years of being launched. The amount of fees will decrease as the fund deleverages toward the end of its term.

•	The investment adviser of each of our separately managed accounts generally receives annual management fees based on a percentage of each account’s net asset value or invested capital. The management fees we receive from each of our separately managed accounts are generally paid on a regular basis (typically quarterly) such management fees are generally subject to contractual rights the investor has to terminate our management of an account on generally as short as 30 days’ notice.

•	The investment adviser of each of our credit-focused registered and non-registered
investment companies typically receives an annual management fee based on a percentage of net asset value or total managed assets. The management fees we receive from the registered investment companies we manage are generally paid on a regular basis (typically quarterly). Such management fees are generally subject to contractual rights the company’s board of directors has to terminate our management of an account on as short as 30 days’ notice.

•	The investment adviser of BXMT receives an annual management fee, paid quarterly, based on a percentage of BXMT’s net proceeds received from equity offerings and accumulated “core earnings” (which is generally equal to its net income, calculated under generally accepted accounting principles in the U.S. (“GAAP”), excluding certain non-cash
and other items), subject to certain adjustments.

•	The investment adviser of BREIT receives a management fee based on a percentage of the REIT’s net asset value, payable monthly.

For additional information regarding the management fee rates we receive, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Revenue Recognition — Management and Advisory Fees, Net.”
Incentive Fees
Incentive fees generally are performance-based allocations of a fund’s net capital appreciation during a measurement period, typically a year, subject to the achievement of minimum return levels, high water marks, and/or other hurdle provisions, in accordance with the respective terms set out in each fund’s governing agreements. Incentive fees are typically realized at the end of the measurement period. Once realized, such fees are typically not subject to clawback or reversal. The following is a general description of the incentive fees earned by Blackstone.
•	In our Hedge Fund Solutions segment, the investment adviser of our funds of hedge funds, certain hedge funds, separately managed accounts that invest in hedge funds and certain
non-U.S.
registered investment companies, is entitled to an incentive fee of 0% to 20%, as applicable, of the applicable investment vehicle’s net appreciation, subject to “high water mark” provisions and in some cases a preferred return. In addition, to the extent the mandate of our funds is to invest capital in third party managed hedge funds, as is the case with our funds of hedge funds, our funds will be required to pay incentive fees to such third party managers, which typically are borne by investors in such investment vehicles.

•	The general partners or similar entities of each of our real estate and credit hedge fund structures receive incentive fees of generally up to 20% of the applicable fund’s net capital appreciation per annum.

•	The investment manager of BXMT receives an incentive fee generally equal to 20% of BXMT’s core earnings in excess of a 7% per annum return on stockholder’s equity (excluding stock appreciation or depreciation), provided that BXMT’s core earnings over the prior three years is greater than zero.

•	The investment manager of BREIT receives an incentive fee of 12.5% of BREIT’s total return, subject to a 5% hurdle amount with a catch-up and recouping any loss carryforward amounts, payable annually.

•	The general partner of certain open-ended BPP funds is entitled to an incentive fee allocation of generally 10% of net profit, subject to a hurdle amount generally of 6% to 7%, a loss recovery amount and a
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
Carried interest is typically structured as a net profits interest in the applicable fund. In the case of our carry funds, carried interest is calculated on a “realized gain” basis, and each general partner (or affiliate) is generally entitled to an allocation of up to 20% of the net realized income and gains (generally taking into account realized and unrealized or net unrealized losses) generated by such fund. Net realized income or loss is not generally netted between or among funds, and in some cases our carry funds provide for allocations to be made on current income distributions (subject to certain conditions).
For most carry funds, the carried interest is subject to a preferred limited partner return ranging from 5% to 8% per year, subject to a catch-up
allocation to the general partner. Some of our carry funds do not provide for a preferred return, and generally the terms of our carry funds vary in certain respects across our business units and vintages. If, at the end of the life of a carry fund (or earlier with respect to certain of our real estate, real estate debt, core+ real estate, credit-focused, multi-asset class and opportunistic investment funds), as a result of diminished performance of later investments in a carry fund’s life, (a) the general partner receives in excess of the relevant carried interest percentage(s) applicable to the fund as applied to the fund’s cumulative net profits over the life of the fund, or (in certain cases) (b) the carry fund has not achieved investment returns that exceed the preferred return threshold (if applicable), then we will be obligated to repay an amount equal to the carried interest that was previously distributed to us that exceeds the amounts to which we were ultimately entitled, up to the amount of carried interest received on an after-tax
basis. This is known as a “clawback” obligation and is an obligation of any person who received such carried interest, including us and other participants in our carried interest plans.
Although a portion of any dividends paid to our shareholders may include any carried interest received by us, we do not intend to seek fulfillment of any clawback obligation by seeking to have our shareholders return any portion of such dividends attributable to carried interest associated with any clawback obligation. To the extent we are required to fulfill a clawback obligation, however, we may determine to decrease the amount of our dividends to our shareholders. The clawback obligation operates with respect to a given carry fund’s own net investment performance only and carried interest of other funds is not netted for determining this contingent obligation. Moreover, although a clawback obligation is several, the governing agreements of most of our funds provide that to the extent another recipient of carried interest (such as a current or former employee) does not fund his or her respective share of the clawback obligation then due, then we and our employees who participate in such carried interest plans may have to fund additional amounts (generally an additional 50% to 70% beyond our pro-rata
share of such obligation) although we retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations. We have recorded a contingent repayment obligation equal to the amount that would be due on December 31, 2019, if the various carry funds were liquidated at their current carrying value.
For additional information concerning the clawback obligations we could face, see “— Item 1A. Risk Factors — Risks Related to Our Business — We may not have sufficient cash to pay back “clawback” obligations if and when they are triggered under the governing agreements with our investors.”

Advisory and Transaction Fees
Some of our investment advisers or their affiliates, receive customary fees (for example, acquisition, origination and other transaction fees) upon consummation of their funds’ transactions, and may from time to time receive advisory, monitoring and other fees in connection with their activities. For most of the funds where we receive such fees, we are required to reduce the management fees charged to the funds’ limited partners by 50% to 100% of such limited partner’s share of such fees.
Capital Invested In and Alongside Our Investment Funds
To further align our interests with those of investors in our investment funds, we have invested the firm’s capital and that of our personnel in the investment funds we sponsor and manage. Minimum general partner capital commitments to our investment funds are determined separately with respect to each of our investment funds and, generally, are less than 5% of the limited partner commitments of any particular fund. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for more information regarding our minimum general partner capital commitments to our funds. We determine whether to make general partner capital commitments to our funds in excess of the minimum required commitments based on, among other things, our anticipated liquidity, working capital and other capital needs. In many cases, we require our senior managing directors and other professionals to fund a portion of the general partner capital commitments to our funds. In other cases, we may from time to time offer to our senior managing directors and employees a part of the funded or unfunded general partner commitments to our investment funds. Our general partner capital commitments are funded with cash and not with carried interest or deferral of management fees.
Investors in many of our funds also receive the opportunity to make additional
“co-investments”
with the investment funds. Our personnel, as well as Blackstone itself, also have the opportunity to make investments, in or alongside our funds and other vehicles we manage, in some instances without being subject to management fees, carried interest or incentive fees. In certain cases, limited partner investors may pay additional management fees or carried interest in connection with such co-investments.
Competition
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
We face competition both in the pursuit of outside investors for our investment funds and in acquiring investments in attractive portfolio companies and making other investments. Although many institutional and individual investors have increased the amount of capital they commit to alternative investment funds, such increases may create increased competition with respect to fees charged by our funds. Certain institutional investors have demonstrated a preference to in-source
their own investment professionals and to make direct investments in alternative assets without the assistance of private equity advisers like us. We compete for investments with such institutional investors and such institutional investors could cease to be our clients.

Depending on the investment, we face competition primarily from sponsors managing other funds, investment vehicles and other pools of capital, other financial institutions and institutional investors (including sovereign wealth and pension funds), corporate buyers and other parties. Several of these competitors have significant amounts of capital and many of them have investment objectives similar to ours, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources or other resources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments. Corporate buyers may be able to achieve synergistic cost savings with regard to an investment or be perceived by sellers as otherwise being more desirable bidders, which may provide them with a competitive advantage in bidding for an investment.
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
Employees
As of December 31, 2019, we employed approximately 2,905 people, including our 157 senior managing directors. We strive to maintain a work environment that fosters professionalism, excellence, integrity and cooperation among our employees.
Regulatory and Compliance Matters
Our businesses, as well as the financial services industry generally, are subject to extensive regulation in the United States and elsewhere.
All of the investment advisers of our investment funds operating in the U.S. are registered as investment advisers with the SEC under the Advisers Act (other investment advisers may be registered in
non-U.S.
jurisdictions). Registered investment advisers are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, fiduciary duties to advisory clients, maintaining an effective compliance program, investment advisory contracts, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure, advertising and custody requirements, political contributions, limitations on agency cross and principal transactions between an adviser and advisory clients, and general anti-fraud prohibitions.
Blackstone Advisory Partners L.P. (“BAP”), a subsidiary of ours through which we conduct our capital markets business and certain of our fund marketing and distribution, is registered as a broker-dealer with the SEC and is subject to regulation and oversight by the SEC, is a member of the Financial Industry Regulatory Authority, or “FINRA,” and is registered as a broker-dealer in 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the Virgin Islands. In addition, FINRA, a self-regulatory organization subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including BAP. State securities regulators also have regulatory oversight authority over BAP.
Broker-dealers are subject to regulations that cover all aspects of the securities business, including, among others, the implementation of a supervisory control system over the securities business, advertising and sales practices, conduct of and compensation in connection with public securities offerings, maintenance of adequate net capital, record keeping and the conduct and qualifications of employees. In particular, as a registered broker-dealer and member of FINRA, BAP is subject to the SEC’s uniform net capital rule, Rule
15c3-1.
Rule
15c3-1
specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital of a broker-dealer falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the capital structure of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

In addition, certain of the closed-ended and open-ended investment management companies we manage, advise or sub-advise
are registered, or regulated as a BDC, under the 1940 Act. The 1940 Act and the rules thereunder govern, among other things, the relationship between us and such investment vehicles and limit such investment vehicles’ ability to enter into certain transactions with us or our affiliates, including other funds managed, advised or sub-advised
by us.
Pursuant to the U.K. Financial Services and Markets Act 2000, or “FSMA,” certain of our subsidiaries are subject to regulations promulgated and administered by the Financial Conduct Authority (“FCA”). The FSMA and rules promulgated thereunder form the cornerstone of legislation which governs all aspects of our investment business in the United Kingdom, including sales, research and trading practices, provision of investment advice, use and safekeeping of client funds and securities, regulatory capital, recordkeeping, approval standards for individuals, anti-money laundering, periodic reporting and settlement procedures. The Blackstone Group International Partners LLP (“BGIP”) acts as a sub-advisor
to its Blackstone U.S. affiliates in relation to the investment and re-investment
of Europe, Middle East and Africa (“EMEA”) based assets of Blackstone Funds as well as arranging transactions to be entered into by or on behalf of Blackstone Funds. BGIP also acts as a distributor of Blackstone Funds in EMEA. BGIP has a Markets in Financial Instruments Directive (2014) (“MiFID II”) cross-border passport to provide investment advisory services within the European Economic Area (“EEA”). BGIP’s principal place of business is in London and it has Representative Offices in Abu Dhabi, Milan and Paris. Blackstone Insurance Solutions Europe LLP (“BISE”) is also authorized and regulated by the FCA. BISE has MiFID II cross-border passports for the provision of, amongst others, investment advice and portfolio management in respect of certain investment types within the EEA. BISE’s principal place of business is in London. BGIP and BISE’s MiFID passports will fall away if the U.K. and the European Union do not agree on an arrangement for the provision of cross-border services prior to the expiration of the transition period for the U.K.’s withdrawal from the European Union. BGIP and BISE are subject to the Senior Managers and Certification Regime (“SMCR”), which imposes on BGIP, BISE and certain of their respective employees, documentation and recordkeeping requirements to demonstrate compliance. The SMCR creates a duty of responsibility for individuals identified as “Senior Managers” and personal liability where a Senior Manager does not take reasonable steps to prevent a violation of FCA rules in the area of the business for which they are responsible.
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
Blackstone Europe Fund Management S.à r.l. (“BEFM”) is an approved Alternative Investment Fund Manager under the Luxembourg Law of 12 July 2013 on alternative investment fund managers (as amended, “AIFMD”). BEFM may also provide discretionary portfolio management services and investment advice in accordance with article 5(4) of AIFMD. BEFM provides investment management functions including portfolio management, risk management, administration, marketing and related activities to the assets of its alternative investment funds, in accordance with AIFMD and the law and regulatory provisions imposed by the Commission de Surveillance du Secteur Financier (“CSSF”) in Luxembourg. BEFM has a branch entity established in Denmark.
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
As described above, certain of our businesses are subject to compliance with laws and regulations of U.S. federal and state governments,
non-U.S.
governments, their respective agencies and/or various self-regulatory organizations or exchanges, and any failure to comply with these regulations could expose us to liability and/or damage our reputation. Our businesses have operated for many years within a legal framework that requires us to monitor and comply with a broad range of legal and regulatory developments that affect our activities. However, additional legislation, changes in rules promulgated by financial regulatory authorities or self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability.
Rigorous legal and compliance analysis of our businesses and investments is endemic to our culture and risk management. Our Chief Legal Officer and Global Head of Compliance, together with the Chief Compliance Officers of each of our businesses, supervise our compliance personnel, who are responsible for addressing all regulatory and compliance matters that affect our activities. We strive to maintain a culture of compliance through the use of policies and procedures including a code of ethics, electronic compliance systems, testing and monitoring, communication of compliance guidance and employee education and training. Our compliance policies and procedures address a variety of regulatory and compliance matters such as the handling of material non-public
information, personal securities trading, marketing practices, gifts and entertainment, anti-money laundering, anti-bribery and sanctions, valuation of investments on a fund-specific basis, recordkeeping, potential conflicts of interest, the allocation of investment opportunities, collection of fees and expense allocation.
Our compliance group also monitors the information barriers that we maintain between Blackstone’s businesses. We believe that our various businesses’ access to the intellectual knowledge and contacts and relationships that reside throughout our firm benefits all of our businesses. As described above, to maximize that access and related synergies without compromising compliance with our legal and contractual obligations, our compliance group oversees and monitors the communications between groups that are on the private side of our information barrier and groups that are on the public side, as well as between different public side groups. Our compliance group also monitors contractual obligations that may be impacted and potential conflicts that may arise in connection with these inter-group discussions.
In addition, disclosure controls and procedures and internal controls over financial reporting are documented, tested and assessed for design and operating effectiveness in accordance with the U.S. Sarbanes-Oxley Act of 2002. Internal Audit, which independently reports to the audit committee of our board of directors, operates with a global mandate and is responsible for the examination and evaluation of the adequacy and effectiveness of the organization’s governance and risk management processes and internal controls, as well as the quality of performance in carrying out assigned responsibilities to achieve the organization’s stated goals and objectives.
Our enterprise risk management framework is designed to manage non-investment risk areas across the firm, such as strategic, financial, human capital, legal, operational, regulatory, reputational and technology risks. Our enterprise risk committee aims to identify, assess, monitor and mitigate such key enterprise risks at the corporate, business unit and fund level. The enterprise risk committee is chaired by our Chief Financial Officer and is comprised of senior management across business units, corporate functions and regional locations.

Senior management reports regularly to the audit committee of our board of directors on risk matters evaluated by the enterprise risk committee, including by providing periodic risk reports, an overview of management’s views on key risks to the firm and detailed assessments of selected risks. Our firmwide valuation committee reviews the valuation process for investments held by us and our investment vehicles, including the application of appropriate valuation standards on a consistent basis. The firmwide valuation committee is chaired by our Chief Financial Officer and is comprised of senior heads of Blackstone’s businesses and representatives from legal and finance. The review committees and/or investment committees of our businesses review and evaluate investment opportunities in a framework that includes a qualitative and quantitative assessment of the key risks of investments. See “— Investment Process and Risk Management.”
There are a number of pending or recently enacted legislative and regulatory initiatives that could significantly affect our business. Please see “— Item 1A. Risk Factors — Risks Related to Our Business — Financial regulatory changes in the United States could adversely affect our business” and “— Item 1A. Risk Factors — Risks Related to Our Business — Regulatory changes in jurisdictions outside the United States could adversely affect our business.”
Available Information
Effective July 1, 2019, The Blackstone Group Inc. converted from a Delaware limited partnership to a Delaware corporation. Blackstone was formed as a Delaware limited partnership on March 12, 2007.
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

Risks Related to Our Business
Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.
Our business is materially affected by financial market and economic conditions and events throughout the world that are outside our control. We may not be able to or may choose not to manage our exposure to these conditions and/or events. Such conditions and/or events can adversely affect our business in many ways, including by reducing the ability of our funds to raise or deploy capital, reducing the value or performance of the investments made by our funds and making it more difficult to fund opportunities for our funds to exist and realize value from existing investment. This could in turn materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition. In addition, in the face of a difficult market or economic environment, we may need to reduce our fixed costs and other expenses in order to maintain profitability, including by cutting back or eliminating the use of certain services or service providers, or terminating the employment of a significant number of our personnel that, in each case, could be important to our business and without which our operating results could be adversely affected. A failure to manage or reduce our costs and other expenses within a time frame sufficient to match any decrease in profitability would adversely affect our operating performance.
Turmoil in the global financial markets can provoke significant volatility of equity and debt securities prices. This can have a material and rapid impact on our mark-to-market
valuations, particularly with respect to our public holdings and credit investments. As publicly traded equity securities have in recent years represented a significant proportion of the assets of many of our carry funds, stock market volatility, including a sharp decline in the stock market, such as the one experienced in the fourth quarter of 2018, may adversely affect our results, including our revenues and net income. In addition, our public equity holdings have at times been and are currently concentrated in a few large positions, thereby making our unrealized mark-to-market
valuations particularly sensitive to sharp changes in the price of any of these positions. Further, although the equity markets are not the only means by which we exit investments, should we experience another period of challenging equity markets, our funds may experience increased difficulty in realizing value from investments.
Geopolitical concerns and other global events, including, without limitation, trade conflict, national and international political circumstances (including wars, terrorist acts or security operations) and pandemics or other severe public health events, have contributed and may continue to contribute to volatility in global equity and debt markets. 2019 was a year of significant geopolitical concerns, including, among other things, uncertainty regarding re-opening
of the U.S. government after a shutdown in early 2019, trade tensions, most notably between China and the U.S., resulting from the implementation of tariffs by the U.S. and retaliatory tariffs by other countries on the U.S., continued tensions with North Korea over its ballistic missile testing and nuclear programs, ongoing hostilities in the Middle East and the possibility of their escalation, uncertainty regarding the U.K.’s ongoing negotiation of the circumstances surrounding its withdrawal from the European Union and impeachment proceedings of President Trump in the United States. Such concerns have contributed and may continue to contribute to volatility in global equity and debt markets.
Recently, the outbreak of the novel coronavirus in many countries continues to adversely impact global commercial activity, particularly in China, and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as transportation, hospitality and entertainment. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to our and our funds’ performance and financial results.
In addition to the factors described above, other factors described herein that may affect market, economic and geopolitical conditions, and thereby adversely affect our business include, without limitation:
•	economic slowdown in the U.S. and internationally;

•	changes in interest rates and/or a lack of availability of credit in the U.S. and internationally;

•	commodity price volatility; and

•	changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

A period of economic slowdown, which may be across one or more industries, sectors or geographies, could contribute to adverse operating performance for certain of our funds’ investments, which would adversely affect our operating results and cash flows.
In recent years we have experienced buoyant markets and positive economic conditions. Although such conditions have increasingly made it more difficult and competitive to find suitable capital deployment opportunities for our funds, they have also in many cases contributed to positive operating performance at our funds’ portfolio companies. To the extent global markets enter a period of slower growth relative to recent years, such period of economic slowdown (which may be across one or more industries, sectors or geographies), may contribute to poor financial results at our funds’ portfolio companies, which may result in lower investment returns for our funds. For example, periods of economic weakness have in the past and may in the future contribute to a decline in commodity prices and/or volatility in the oil and natural gas markets, each of which would have an adverse effect on our energy investments. The performance of our funds’ portfolio companies would also likely be negatively impacted if pressure on wages and other inputs increasingly pressure profit margins. To the extent the performance of those portfolio companies (as well as valuation multiples) do not improve, our funds may sell those assets at values that are less than we projected or even a loss, thereby significantly affecting those investment funds’ performance. In addition, as the governing agreements of our funds contain only limited requirements regarding diversification of fund investments (by, for example, sector or geographic region), during periods of economic slowdown in certain sectors or regions, the impact on our funds may be exacerbated by concentration of investments in such sector or region. As a result, our ability to raise new funds, as well as our operating results and cash flows could be adversely affected.

In addition, during periods of weakness, our funds’ portfolio companies may also have difficulty expanding their businesses and operations or meeting their debt service obligations or other expenses as they become due, including expenses payable to us. Furthermore, such negative market conditions could potentially result in a portfolio company entering bankruptcy proceedings, thereby potentially resulting in a complete loss of the fund’s investment in such portfolio company and a significant negative impact to the investment fund’s performance and consequently to our operating results and cash flow, as well as to our reputation. In addition, negative market conditions would also increase the risk of default with respect to investments held by our funds that have significant debt investments, such as our credit-focused funds.
An increase in interest rates and other changes in the debt financing markets could negatively impact the ability of our funds and their portfolio companies to obtain attractive financing or refinancing and could increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income.
Interest rates have remained at relatively low levels on a historical basis and the U.S. Federal Reserve lowered rates in multiple cuts in 2019, indicating that the current level would likely be held steady for the foreseeable future. There can be no assurance, however, that the Federal Reserve will not raise rates in 2020. A period of sharply rising interest rates could create downward pressure on the price of real estate, increase the cost and availability of debt financing for the transactions our funds pursue and decrease the value of fixed-rate debt investments made by our funds, each of which may have an adverse impact on our business. In addition, a significant contraction or weakening in the market for debt financing or other adverse change relating to the terms of debt financing (such as, for example, higher equity requirements and/or more restrictive covenants), particularly in the area of acquisition financings for private equity and real estate transactions, could have a material adverse impact on our business. For example, a portion of the indebtedness used to finance certain fund investments often includes high-yield debt securities issued in the capital markets. Availability of capital from the high-yield debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment. For example, in late 2018 the credit markets experienced a contraction in the availability of credit, which temporarily impacted the ability to obtain attractive debt financing transactions. Further, the financing of acquisitions or the operations of our funds’ portfolio companies with debt may become less attractive due to limitations on the deductibility of corporate interest expense. See “— Comprehensive U.S. federal income tax reform became effective in 2018, which could adversely affect us.”
If our funds are unable to obtain committed debt financing for potential acquisitions, can only obtain debt financing at an increased interest rate or on unfavorable terms or the ability to deduct corporate interest expense is substantially limited, our funds may face increased competition from strategic buyers of assets who may have an overall lower cost of capital or the ability to benefit from a higher amount of cost savings following an acquisition, or may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, each of which could lead to a decrease in our revenues. In addition, rising interest rates, coupled with periods of significant equity and credit market volatility may potentially make it more difficult for us to find attractive opportunities for our funds to exit and realize value from their existing investments.
Our funds’ portfolio companies also regularly utilize the corporate debt markets in order to obtain financing for their operations. To the extent monetary policy, tax or other regulatory changes or difficult credit markets render such financing difficult to obtain, more expensive or otherwise less attractive, this may also negatively impact the financial results of those portfolio companies and, therefore, the investment returns on our funds. In addition, to the extent that market conditions and/or tax or other regulatory changes make it difficult or impossible to refinance debt that is maturing in the near term, some of our funds’ portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.
A decline in the pace or size of investment made by our funds may adversely affect our revenues.
The revenues that we earn are driven in part by the pace at which our funds make investments and the size of those investments, and a decline in the pace or the size of such investments may reduce our revenues. The market environment for private equity transactions, for example, recently has been and continues to be characterized by relatively high prices, which can make the deployment of capital more difficult. In addition, many other factors could cause a decline in the pace of investment, including the inability of our investment professionals to identify attractive investment opportunities, competition for such opportunities among other potential acquirers, decreased availability of capital on attractive terms and our failure to consummate identified investment opportunities because of business, regulatory or legal complexities or uncertainty and adverse developments in the U.S. or global economy or financial markets. In addition, if our funds are unable to deploy capital at a pace that is sufficient to offset the pace of realizations, our fee revenues could decrease.
Our revenue, earnings, net income and cash flow can all vary materially, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause the price of our Class A common stock to decline.
Our revenue, net income and cash flow can all vary materially due to our reliance on Performance Revenues. We may experience fluctuations in our results, including our revenue and net income, from quarter to quarter due to a number of other factors, including timing of realizations, changes in the valuations of our funds’ investments, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. Achieving steady growth in net income and cash flow on a quarterly basis may be difficult, which could in turn lead to large adverse movements or general increased volatility in the price of our Class A common stock. We also do not provide any guidance regarding our expected quarterly and annual operating results. The lack of guidance may affect the expectations of public market analysts and could cause increased volatility in our Class A common stock price.
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
The
mark-to-market
valuations of investments made by our funds are subject to volatility driven by economic and market conditions. Economic and market conditions may also negatively impact our realization opportunities.
The valuations of and realization opportunities for investments made by our funds could also be subject to high volatility as a result of uncertainty regarding governmental policy with respect to, among other things, tax, financial services regulation, international trade, immigration, healthcare, labor, infrastructure and energy.
In addition, upon the realization of a profitable investment by any of our carry funds and prior to our receiving any Performance Allocations in respect of that investment, 100% of the proceeds of that investment must generally be paid to the investors in that carry fund until they have recovered certain fees and expenses and achieved a certain return on all realized investments by that carry fund as well as a recovery of any unrealized losses. If we were to have a realization event in a particular quarter, it may have a significant impact on our results for that particular quarter which may not be replicated in subsequent quarters. We recognize revenue on investments in our investment funds based on our allocable share of realized and unrealized gains (or losses) reported by such investment funds, and a decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our revenue and possibly cash flow, which could further increase the volatility of our quarterly results. Because our carry funds have preferred return thresholds to investors that need to be met prior to our receiving any Performance Allocations, substantial declines in the carrying value of the investment portfolios of a carry fund can significantly delay or eliminate any Performance Allocations paid to us in respect of that fund since the value of the assets in the fund would need to recover to their aggregate cost basis plus the preferred return over time before we would be entitled to receive any Performance Allocations from that fund.

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
With respect to most of our funds of hedge funds, core+ real estate funds, infrastructure funds and credit-focused and real estate debt funds structured like hedge funds, our incentive income is paid between semi-annually and every five years, and the varying frequency of these payments will contribute to the volatility of our cash flow. Furthermore, we earn this incentive income only if the net asset value of a fund has increased or, in the case of certain funds, increased beyond a particular return threshold. Certain of these funds also have “high water marks” whereby we do not earn incentive income during a particular period even though the fund had positive returns in such period as a result of losses in prior periods. If one of these funds experiences losses, we will not be able to earn incentive income from the fund until it surpasses the previous high water mark. The incentive income we earn is therefore dependent on the net asset value of the fund, which could lead to significant volatility in our results.
Adverse economic and market conditions may adversely affect the amount of cash generated by our businesses, and in turn, our ability to pay dividends to our shareholders.
We use cash to (a) provide capital to facilitate the growth of our existing businesses, which principally includes funding our general partner and co-investment
commitments to our funds, (b) provide capital for business expansion, (c) pay operating expenses and other obligations as they arise, including servicing our debt and (d) pay dividends to our shareholders and make distributions to the holders of Blackstone Holdings Partnership Units. Our principal sources of cash are: (a) cash we received in connection with our prior bond offerings, (b) Fee Related Earnings and (c) Net Realizations, which is the sum of Realized Principal Investment Income and Realized Performance Revenues less Realized Performance Compensation. We have also entered into a $1.6 billion revolving credit facility with a final maturity date of September 21, 2023. Our long-term debt totaled $4.7 billion in borrowings from our prior bond issuances and we had no borrowings outstanding against our revolving credit facility as of December 31, 2019. As of December 31, 2019, we had $2.2 billion in cash and cash equivalents and $2.4 billion invested in our corporate treasury investments.
If the global economy and conditions in the financing markets worsen, our fund investment performance could suffer, resulting in, for example, the payment of less or no Performance Allocations to us. This could materially and adversely affect the amount of cash we have on hand, including for, among other purposes, the payment of dividends to our shareholders. Having less cash on hand could in turn require us to rely on other sources of cash (such as the capital markets, which may not be available to us on acceptable terms) for the above purposes. Furthermore, during adverse economic and market conditions, we might not be able to renew all or part of our existing revolving credit facility or find alternate financing on commercially reasonable terms. As a result, our uses of cash may exceed our sources of cash, thereby potentially affecting our liquidity position.
We depend on our founder and other key senior managing directors and the loss of their services would have a material adverse effect on our business, results and financial condition.
We depend on the efforts, skill, reputations and business contacts of our founder, Stephen A. Schwarzman, and other key senior managing directors, the information and deal flow they generate during the normal course of their activities and the synergies among the diverse fields of expertise and knowledge held by our professionals. Accordingly, our success will depend on the continued service of these individuals, who are not obligated to remain employed with us. Several key senior managing directors have left the firm in the past and others may do so in the future, and we cannot predict the impact that the departure of any key senior managing director will have on our ability to achieve our investment objectives. For example, the governing agreements of many of our funds generally provide investors with the ability to terminate the investment period in the event that certain “key persons” in the fund do not provide the specified time commitment to the fund or our firm ceases to control the general partner. The loss of the services of any key senior managing directors could have a material adverse effect on our revenues, net income and cash flows and could harm our ability to maintain or grow assets under management in existing funds or raise additional funds in the future. We have historically relied in part on the interests of these professionals in the investment funds’ carried interest and incentive fees to discourage them from leaving the firm. However, to the extent our investment funds perform poorly, thereby reducing the potential for carried interest and incentive fees, their interests in carried interest and incentive fees become less valuable to them and become less effective as incentives for them to continue to be employed at Blackstone.
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
Our most important asset is our people, and our continued success is highly dependent upon the efforts of our senior managing directors and other professionals. Our future success and growth depends to a substantial degree on our ability to retain and motivate our senior managing directors and other key personnel and to strategically recruit, retain and motivate new talented personnel. Most of our current senior managing directors and other senior personnel have equity interests in our business that are primarily partnership units in Blackstone Holdings (as defined under “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence — Blackstone Holdings Partnership Agreements”) and which entitle such personnel to cash distributions. However, the value of Blackstone Holdings Partnership Units and other Blackstone equity interests, and the distributions in respect thereof, may not be sufficient to retain and motivate our senior managing directors and other key personnel, nor may they be sufficiently attractive to strategically recruit, retain and motivate new talented personnel.
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
We might not be able to provide future senior managing directors with equity interests in our business to the same extent or with the same tax consequences from which our existing senior managing directors previously benefited. For example, the Tax Reform Bill (as defined below) now imposes a longer three-year holding period requirement for carried interest to be treated as long-term capital gain. The longer holding period requirement may result in some of our carried interest being treated as ordinary income, which would materially increase the amount of taxes that our employees and other key personnel would be required to pay. In addition, following the Tax Reform Bill, the tax treatment of carried interest may continue to be an area of focus for policymakers and government officials, which could result in further regulatory action by federal or state governments. For example, certain states, including New York and California, have proposed legislation to levy additional state tax on carried interest. Similarly, there have been changes in the United Kingdom with respect to taxation of carried interest, including the treatment of certain carried interest returns as income, which became effective from April 6, 2016. This change to the treatment of carried interest under the Tax Reform Bill, along with other potential changes in applicable federal, state, local and other tax laws that may be enacted, may adversely affect our ability to recruit, retain and motivate our current and future professionals.

Alternatively, the value of the equity awards we may issue senior managing directors at any given time may subsequently fall (as reflected in the market price of Class A common stock), which could counteract the incentives we are seeking to induce in them. Therefore, in order to recruit and retain existing and future senior managing directors, we may need to increase the level of compensation that we pay to them. Accordingly, as we promote or hire new senior managing directors over time, we may increase the level of compensation we pay to our senior managing directors, which would cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. In addition, issuance of equity interests in our business in the future to senior managing directors and other personnel would dilute public Class A shareholders.
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
In addition, the attractiveness of our investment funds relative to investments in other investment products could decrease depending on economic conditions. Furthermore, any deregulatory measures for the U.S. financial services industry undertaken by the U.S. Congress or the Trump administration may create additional competition for many of our funds. See “— Financial deregulation measures proposed and enacted by the Trump administration, members of the U.S. Congress and regulatory agencies, may create regulatory uncertainty for the financial sector, increase competition in certain of our investment strategies and adversely affect our business, financial condition and results of operations.”
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
Our plan, to the extent that market conditions permit, is to continue to grow our investment businesses and expand into new investment strategies, geographic markets and businesses. Our organizational documents do not limit us to investment management businesses. Accordingly, we have pursued and may continue to pursue growth through acquisitions of asset managers and other investment management companies, acquisitions of critical business partners, or other strategic initiatives. To the extent we make strategic investments or acquisitions, undertake other strategic initiatives or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with (a) the required investment of capital and other resources, (b) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, (c) the diversion of management’s attention from our core businesses, (d) assumption of liabilities in any acquired business, (e) the disruption of our ongoing businesses, (f) the increasing demands on or issues related to the combining or integrating operational and management systems and controls, (g) compliance with additional regulatory requirements and (h) the broadening of our geographic footprint, including the risks associated with conducting operations in
non-U.S.
jurisdictions.
Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. For example, we have increasingly undertaken business initiatives to offer registered investment products to retail investors. These activities have and will continue to impose additional compliance burdens on us and could also subject us to enhanced regulatory scrutiny and expose us to greater reputation and litigation risk. See “— We have increasingly undertaken business initiatives to increase the number and type of investment products we offer to retail investors, which could expose us to new and greater levels of risk.” In addition, if a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives may include, among other things, initiatives seeking to expand our and our portfolio companies’ data science capabilities, which require a robust legal and compliance framework, and entry into joint ventures, which may require us to be dependent on, and subject us to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.
If we are unable to consummate or successfully integrate additional development opportunities, acquisitions or joint ventures, we may not be able to implement our growth strategy successfully.
Our growth strategy is based, in part, on the selective development or acquisition of asset management businesses or other businesses complementary to our business where we think we can add substantial value or generate substantial returns. The success of this strategy will depend on, among other things: (a) the availability of suitable opportunities, (b) the level of competition from other companies that may have greater financial resources, (c) our ability to value potential development or acquisition opportunities accurately and negotiate acceptable terms for those opportunities, (d) our ability to obtain requisite approvals and licenses from the relevant governmental authorities and to comply with applicable laws and regulations without incurring undue costs and delays and (e) our ability to identify and enter into mutually beneficial relationships with venture partners. Moreover, even if we are able to identify and successfully complete an acquisition, we may encounter unexpected difficulties or incur unexpected costs associated with integrating and overseeing the operations of the new businesses. If we are not successful in implementing our growth strategy, our business, financial results and the market price for our Class A common stock may be adversely affected.
The
spin-off
of our financial and strategic advisory services, restructuring and reorganization advisory services, and Park Hill fund placement businesses could result in substantial tax liability for us.
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
spin-off
fail to qualify as
tax-free.

Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely impact our effective tax rate and tax liability.
Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner which they apply to us and our funds is sometimes open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Although management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities, the tax authorities could challenge our interpretation resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. Regarding the impact of the Conversion on our income taxes, see “Part II. Item 8. Financial Statements and Supplementary Data — Note 15. Income Taxes.”
Comprehensive U.S. federal income tax reform became effective in 2018, which could adversely affect us.
U.S. federal income tax reform legislation known as the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 (the “Tax Reform Bill”) has resulted in fundamental changes to the Internal Revenue Code. Changes to U.S. tax laws resulting from the Tax Reform Bill, including reduction to the federal corporate income tax rate, a partial limitation on the deductibility of business interest expense, and a longer three-year holding period requirement for carried interest to be treated as long-term capital gain could have an adverse effect on our business operations and our funds’ investment activities. These and other changes from the Tax Reform Bill — including limitations on the use, carryback and carryforward of net operating losses and changes relating to the scope and timing of U.S. taxation on earnings from international business operations — could also have an adverse effect on us or our portfolio companies. The exact impact of the Tax Reform Bill for future years is difficult to quantify, but these changes could have an adverse effect on our business, results of operations and financial condition. In addition, other changes could be enacted in the future to increase the corporate tax rate, limit further the deductibility of interest, subject carried interest to more onerous taxation or effect other changes that could have a material adverse effect on our business, results of operations and financial condition. Such changes could also include tax laws enacted by state or local governments in response to the Tax Reform Bill that could result in further changes to state and local taxation and materially affect our financial position and results of operations.
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
On January 31, 2020, the U.K. withdrew from the European Union (“Brexit”), with a transition period lasting until December 31, 2020. During the transition period, existing arrangements between the U.K. and the EU will remain in place while the U.K. and the European Union (the “EU”) seek to negotiate a free trade agreement that will govern the trading relationship between the U.K. and the EU following the transition period.
There is ongoing uncertainty regarding the terms of a free trade agreement between the U.K. and the EU, including whether agreement will be reached by the end of the transition period. Such agreement may include tariffs, a non-tariff
barrier, customs checks, a limitation on the provision of cross-border services, changes in withholding taxes, restrictions on movement of employees and restrictions on the transfer of personal data, all of which could impact the attractiveness of the U.K. as a global business and financial center. Although the long-term impact of such changes, and of Brexit more broadly, is uncertain, Brexit may have an adverse effect on the rate of economic growth in the U.K. and Europe, which may negatively impact asset values in those regions. In addition, given the size and global significance of the U.K.’s economy, ongoing uncertainty regarding its political and economic relationships with Europe may continue to be a source of instability in markets outside of the U.K. and Europe.
In addition, since the result of the Brexit referendum in
mid-2016,
the British pound has experienced periods of weakness. If the British pound experiences a decline as a result of Brexit’s effectiveness, the mark-to-market
valuations of our British pound-denominated investments may be negatively impacted. Weakness in the British pound may also contribute to volatility in other currencies, including the euro, which may negatively impact the mark-to-market
valuations of our euro denominated investments. Weakness or significant fluctuation in currency exchange rates may also adversely impact our financial results as a result of the conversion of investment principal and income from one currency into another.
Cybersecurity risks could result in the loss of data, interruptions in our business, damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.
Our operations are highly dependent on our information systems and technology and we rely heavily on our financial, accounting, communications and other data processing systems. Our systems may fail to operate properly or become disabled as a result of tampering or a breach of our network security systems or otherwise. In addition, our systems face ongoing cybersecurity threats and attacks. Attacks on our systems could involve, and in some instances have in the past involved, attempts intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, or divert or otherwise steal funds, including through the introduction of computer viruses, “phishing” attempts and other forms of social engineering. Cyberattacks and other security threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders, such as employees.
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
In addition, we could also suffer losses in connection with updates to, or the failure to timely update, our information systems and technology. In addition, we have become increasingly reliant on third party service providers for certain aspects of our business, including for the administration of certain funds, as well as for certain information systems and technology, including cloud-based services. These third party service providers could also face ongoing cyber security threats and compromises of their systems and as a result, unauthorized individuals could gain, and in some past instances have gained, access to certain confidential data.
Cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, as examples the General Data Protection Regulation (“GDPR”) in the European Union and that went into effect in May 2018 and the California Consumer Privacy Act (“CCPA”). See “— Rapidly developing and changing global privacy laws and regulations could increase compliance costs and subject us to enforcements risks and reputational damage.” Some jurisdictions have also enacted laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data.
Breaches in security, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize our, our employees’ or our fund investors’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our fund investors’, our counterparties’ or third parties’ business and operations, which could result in significant financial losses, increased costs, liability to our fund investors and other counterparties, regulatory intervention and reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations or fail to provide the appropriate regulatory or other notifications of breach in a timely matter, it could result in regulatory investigations and penalties, which could lead to negative publicity and reputational harm and may cause our fund investors and clients to lose confidence in the effectiveness of our security measures.
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
Finally, our technology, data and intellectual property and the technology, data and intellectual property of our portfolio companies are also subject to a heightened risk of theft or compromise to the extent we and our portfolio companies engage in operations outside the United States, in particular in those jurisdictions that do not have comparable levels of protection of proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how
and customer information and records. In addition, we and our portfolio companies may be required to compromise protections or forego rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect compromise of these assets could have a material adverse impact on us and our portfolio companies.
Rapidly developing and changing global privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.
We and our portfolio companies are subject to various risks and costs associated with the collection, processing, storage and transmission of personally identifiable information (“PII”) and other sensitive and confidential information. This data is wide ranging and relates to our investors, employees, contractors and other counterparties and third parties. Our compliance obligations include those relating to U.S. laws such as the CCPA, which provides for enhanced consumer protections for California residents, a private right of action for data breaches and statutory fines and damages for data breaches or other CCPA violations, as well as well as a requirement of “reasonable” cybersecurity. Our compliance obligations also include those relating to foreign data collection and privacy laws, including, for example, the GDPR in Europe, the Japanese Personal Information Protection Act, the Hong Kong Personal Data (Privacy) Ordinance, the Australian Privacy Act and the Brazilian Bank Secrecy Law. Global laws in this area are rapidly increasing in the scale and depth of their requirements, and are also often extra-territorial in nature. In addition, a wide range of regulators are seeking to enforce these laws across regions and borders. Furthermore, we frequently have privacy compliance requirements as a result of our contractual obligations with counterparties. These legal and contractual obligations heighten our privacy obligations in the ordinary course of conducting our business in the U.S. and internationally.
While we have taken various measures and made significant efforts and investment to ensure that our policies, processes and systems are both robust and compliance with these obligations, our potential liability remains, particularly given the continued and rapid development of privacy laws and regulations around the world, and increased enforcement action. Any inability, or perceived inability, by us or our portfolio companies to adequately address privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant regulatory and third-party liability, increased costs, disruption of our and our portfolio companies’ business and operations, and a loss of client (including investor) confidence and other reputational damage. Furthermore, as new privacy-related laws and regulations are implemented, the time and resources needed for us and our portfolio companies to comply with such laws and regulations continues to increase and become a significant compliance workstream.
Our operations are highly dependent on the information system and technology infrastructure that supports our business.
We depend on our headquarters in New York City, where many of our personnel are located, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, as a result of a cybersecurity incident or otherwise, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery and business continuity programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
Our operations are highly dependent on our information systems and technology and we rely heavily on our financial, accounting, communications and other data processing systems, each of which may require update and enhancement as we grow our business. Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to adapt to or accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us.

In addition, we have become increasingly reliant on third party service providers for certain aspects of our business, including for the administration of certain funds, as well as for certain information systems and technology, including cloud-based services. In addition to the fact that these third party service providers could also face ongoing cyber security threats and compromises of their systems, we generally have less control over the delivery of such third-party services, and as a result, we may face disruptions to our ability to operate a business as a result of interruptions of such services. Any interruption or deterioration in the performance of these third parties or failures or compromises of their information systems and technology could impair the operations of us and our funds and adversely affect our reputation and businesses. See “— Cybersecurity risks could result in the loss of data, interruptions in our business, damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations” and “— Rapidly developing and changing global privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.”
Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus could result in additional burdens on our business.
Our business is subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations in the jurisdictions in which we operate around the world. These authorities have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are also empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel, changes in policies, procedures or disclosure or other sanctions, including censure, the issuance of cease-and-desist
orders, the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships or the commencement of a civil or criminal lawsuit against us or our personnel. Moreover, the financial services industry in recent years has been the subject of heightened scrutiny, and the SEC has specifically focused on private equity. In that connection, in recent years the SEC’s stated examination priorities have included, among other things, private equity firms’ collection of fees and allocation of expenses, their marketing and valuation practices, allocation of investment opportunities and policies and procedures with respect to conflicts of interest. We regularly are subject to requests for information and informal or formal investigations by the SEC and other regulatory authorities, with which we routinely cooperate, and which have included review of historical practices that were previously examined. Such investigations have previously and may in the future result in penalties and other sanctions. SEC actions and initiatives can have an adverse effect on our financial results, including as a result of the imposition of a sanction, a limitation on our or our personnel’s activities, or changing our historic practices. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing clients or fail to gain new clients.
We rely on complex exemptions from statutes in conducting our asset management activities.
We regularly rely on exemptions from various requirements of the U.S. Securities Act of 1933, as amended, or “Securities Act,” the Exchange Act, the 1940 Act, the Commodity Exchange Act and the U.S. Employee Retirement Income Security Act of 1974, as amended, in conducting our asset management activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third party claims and our business could be materially and adversely affected. For example, the “bad actor” disqualification provisions of Rule 506 of Regulation D under the Securities Act ban an issuer from offering or selling securities pursuant to the safe harbor rule in Rule 506 if the issuer or any other “covered person” is the subject of a criminal, regulatory or court order or other “disqualifying event” under the rule which has not been waived. The definition of “covered person” includes an issuer’s directors, general partners, managing members and executive officers; affiliates who are also issuing securities in the offering; beneficial owners of 20% or more of the issuer’s outstanding equity securities; and promoters and persons compensated for soliciting investors in the offering. Accordingly, our ability to rely on Rule 506 to offer or sell securities would be impaired if we or any “covered person” is the subject of a disqualifying event under the rule and we are unable to obtain a waiver. The requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our investment funds and are not designed to protect our Class A common shareholders. Consequently, these regulations often serve to limit our activities and impose burdensome compliance requirements.
Financial regulatory changes in the United States could adversely affect our business.
The financial services industry is, and continues to be, the subject of heightened regulatory scrutiny in the United States. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in July 2010, imposed significant changes on almost every aspect of the U.S. financial services industry, including aspects of our business, which include, without limitation, credit risk retention rules for certain sponsors of asset-backed securities, strengthening the oversight and supervision of the OTC derivatives and securities markets, as well as creating the Financial Stability Oversight Counsel (“FSOC”), an interagency body charged with identifying and monitoring systemic risk to financial markets.
Rule
 206(4)-5
under the Advisers Act prohibits investment advisers from providing advisory services for compensation to a government plan investor for two years, subject to limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make political contributions to certain candidates and officials in position to influence the hiring of an investment adviser by such government client. Advisers are required to implement compliance policies designed, among other matters, to comply with this rule. Any failure on our part to comply with the rule could expose us to significant penalties and reputational damage. In addition, there have been similar rules on a state level regarding “pay to play” practices by investment advisers.
On June 5, 2019, the SEC adopted a package of rulemakings and interpretations that address the standards of conduct and disclosure obligations applicable to investment advisers and broker-dealers. Among other things, the SEC published an interpretation of the standard of conduct for investment advisers, and adopted “Regulation Best Interest”, which establishes a standard of conduct for broker-dealers and their associated persons. It is too early to predict all of the effects these rulemakings may have on our business. However, the new rules and processes related thereto may involve increased costs, including, but not limited to, compliance costs. In addition, several states have taken actions to potentially introduce new conduct standards for investment advisers and broker-dealers, operating in these states. While these state conduct standards are not finalized, any such proposed state laws or regulations may result in additional requirements related to our business. Further, the U.S. Department of Labor (“DOL”) has indicated it may promulgate a new investment advice fiduciary rule under ERISA. At this point, however, how any new DOL fiduciary rule will work in conjunction with the rulemakings adopted by the SEC or those proposed by the states is unclear. Depending on how Regulation Best Interest and the associated rulemakings are implemented and whether the DOL or the various states adopt any additional rules governing the conduct of investment advisers and broker-dealers, any such rule or regulation could have an adverse effect on the distribution of our products to certain investors.
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

Financial deregulation measures proposed and enacted by the Trump administration, members of the U.S. Congress and regulatory agencies may create regulatory uncertainty for the financial sector, increase competition in certain of our investment strategies and adversely affect our business, financial condition and results of operations.
On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Reform Act”) was signed into law. Among other financial regulatory changes, the Reform Act amends various sections of the Dodd-Frank Act, including by modifying the Volcker Rule to exempt certain insured depository institutions. In 2019, U.S. federal regulatory agencies adopted (a) amendments to the Volcker Rule regulations to implement the Volcker Rule amendments included in the Reform Act (b) certain targeted amendments to the Volcker Rule regulations to simplify and tailor certain compliance requirements relating to the Volcker Rule. In January 2020, the U.S. federal regulatory agencies proposed additional revisions to the Volcker Rule’s current restrictions on banking entities sponsoring and investing in certain covered hedge funds and private equity funds, including by proposing new exemptions allowing banking entities to sponsor and invest without limit in credit funds, venture capital funds, customer facilitation funds and family wealth management vehicles. The proposal would also loosen certain other restrictions on extraterritorial fund activities and direct parallel or co-investments
made alongside covered funds. The proposed revisions have not yet been adopted and are subject to change, but if adopted, the proposal would expand the ability of banking entities to invest in and sponsor private funds. This proposal, the Reform Act and such regulatory developments and various other proposals focused on deregulation of the U.S. financial services industry may have the effect of increasing competition for our businesses. For example, increased competition from banks and other financial institutions in the credit markets could have the effect of reducing credit spreads, which may adversely affect the revenues of our credit and other businesses whose strategies include the provision of credit to borrowers.
Whether any particular other legislative or regulatory proposals will be enacted or adopted remains unclear. In addition, a determination as to the full extent of any impact on us or any of the portfolio companies of our funds of any such potential financial reform legislation, or whether any such proposal will become law, is not possible to determine. Any changes in the regulatory framework applicable to our business or the businesses of the portfolio companies of our funds, including the changes described above, may impose additional costs, require the attention of our senior management or result in limitations on the manner in which business is conducted, or may ultimately have an adverse impact on the competitiveness of certain non-bank
financial service providers
vis-à-vis
traditional banking organizations.
The potential for further governmental policy and/or legislative changes and regulatory reform creates uncertainty for our investment strategies, may make it more difficult to operate our business, and may adversely affect the profitability of our funds’ portfolio companies.
Governmental policy and/or legislative changes and regulatory reform could have a material impact on the investment strategies of our funds, and a prolonged environment of regulatory uncertainty may make the identification of attractive investment opportunities and the deployment of capital more challenging. Further, governmental policy and/or legislative changes and regulatory reform could make it more difficult for us to operate our business, including by impeding fundraising, making certain investments or investment strategies unattractive or less profitable. In addition, our ability to identify business and other risks associated with new investments depends in part on our ability to anticipate and accurately assess regulatory, legislative and other changes that may have a material impact on the businesses in which we choose to invest. The failure to accurately anticipate the possible outcome of such changes and/or reforms could have a material adverse effect on the returns generated from our funds’ investments and our revenues.
Since 2018, the U.S. has imposed various tariffs on Chinese goods, including aluminum and steels, and China has retaliated by placing tariffs on various U.S. goods. While both countries signed a preliminary trade agreement in January 2020 halting further tariffs and increasing sales of U.S. goods to China, the agreement leaves in place most tariffs on Chinese goods. The final outcome of the negotiations and agreements is not possible to predict. Further escalation of the “trade war” between the U.S. and China, or the countries’ inability to reach further trade agreements, may negatively impact the rate of global growth, particularly in China, which has and continues to exhibit signs of slowing growth. Such slowing growth could adversely affect the revenues and profitability of our funds’ portfolio companies.

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
President Trump has also advocated for greater restrictions on international trade generally and has expressed antipathy toward certain international trade agreements and organizations, including the North American Free Trade Agreement (“NAFTA”) and the World Trade Organization (the “WTO”). In December 2019, the U.S., Mexico and Canada signed the amended United States-Mexico-Canada Agreement (the “USMCA”), which, once ratified by all three countries, will replace NAFTA. The impact that the USMCA will have on us and our portfolio companies is difficult to predict. If the U.S. were to withdraw from or materially modify any other international trade agreements to which it is a party, or if the U.S. were to withdraw from trade organizations such as the WTO, certain foreign-sourced goods that are sold or purchased by our portfolio companies may no longer be available at commercially attractive prices or at all, which in turn could adversely affect the revenues and profitability of such companies.
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

Although there is a substantial lack of clarity regarding the likelihood, timing and details of any such potential changes or reforms, such changes or reforms may impose additional costs on the companies in which we have invested or choose to invest in the future, require the attention of senior management or result in limitations on the manner in which the companies in which we have invested or choose to invest in the future conduct business.
In July 2019, proposed legislation was introduced into the U.S. Congress that contains a number of provisions that, if they were to become law, would adversely impact alternative asset management firms. Among other things, the bill would: potentially expose private funds and certain holders of economic interests therein to the liabilities of portfolio companies; require private funds to offer identical terms and benefits to all limited partners; require disclosure of names of each limited partner invested in a private fund, as well as sensitive fund-and
portfolio company-level information; impose a limitation on the deductibility of interest expense only applicable to companies owned by private funds; modify settled bankruptcy law to target transactions by private equity funds; increase tax rates on carried interest; and prohibit portfolio companies from paying dividends or repurchasing their shares during the first two years following the acquisition of the portfolio company. If the proposed bill, or other similar legislation, were to become law, it would adversely affect us, our portfolio companies and our investors.
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
We are subject to increasing scrutiny from certain investors with respect to the societal and environmental impact of investments made by our funds, which may constrain capital deployment opportunities for our funds and adversely impact our ability to raise capital from such investors.
In recent years, certain investors, including public pension funds, have placed increasing importance on the negative impacts of investments made by the private equity and other funds to which they commit capital, including with respect to environmental, social and governance (“ESG”) matters. Certain investors have also demonstrated increased activism with respect to existing investments, including by urging asset managers to take certain actions that could adversely impact the value of an investment, or refrain from taking certain actions that could improve the value of an investment. At times, investors have conditioned future capital commitments on the taking or refraining from taking of such actions. Increased focus and activism related to ESG and similar matters may constrain our capital deployment opportunities, and the demands of certain investors, including public pension funds, may further limit the types of investments that are available to our funds. In addition, investors, including public pension funds, which represent a significant portion of our funds’ investor bases, may decide to withdraw previously committed capital from our funds (where such withdrawal is permitted) or to not commit capital to future fundraises as a result of their assessment of our approach to and consideration of the social cost of investments made by our funds. To the extent our access to capital from investors, including public pension funds, is impaired, we may not be able to maintain or increase the size of our funds or raise sufficient capital for new funds, which may adversely impact our revenues.
In addition, ESG matters have been the subject of increased focus by certain regulators in the EU. For example, the European Commission has proposed legislative reforms, which include, without limitation: (a) Regulation 2019/2088 regarding the introduction of transparency and disclosure obligations for investors, funds and asset managers in relation to ESG factors, for which most rules are proposed to take effect beginning on March 10, 2021 and (b) a proposed regulation regarding the introduction of
EU-wide
taxonomy of environmentally sustainable activities, which is proposed to take effect in a staggered approach beginning on December 31, 2021. As a result of these legislative initiatives, we may be required to provide additional disclosure to investors in our funds with respect to ESG matters.

Regulatory changes in jurisdictions outside the United States could adversely affect our business.
Similar to the environment in the United States, the current environment in jurisdictions outside the United States in which we operate, in particular Europe, has become subject to further regulation. Governmental regulators and other authorities in Europe have proposed or implemented a number of initiatives and additional rules and regulations that could adversely affect our business. Increasingly, the rules and regulations in the financial sector in Europe are becoming more prescriptive. Rules and regulations in other jurisdictions are often informed by key features of U.S. and European rules and regulations and as a result, our businesses outside of the United States and Europe, including across Asia, may become subject to increased regulation in the future.
In Europe, the AIFMD, as transposed into national law within the member states of the European Economic Area (“EEA”), was implemented in 2013 and established a new regulatory regime for alternative investment fund managers, including private equity and hedge fund managers. The AIFMD regulates managers established in or with a registered office in the EEA managing one or more alternative investments funds, but it also regulates non-EEA
based managers, such as our affiliates, when they seek to market alternative investment funds in the EEA. We have had to comply with these and other requirements of the AIFMD in order to market certain of our investment funds to professional investors in the EEA, including compliance with prescribed pre-investment
disclosures, prescribed annual report disclosures, periodic reporting to regulators in respect of each fund marketed, and asset-stripping restrictions in relation to the acquisition of non-listed
companies or issuers established in the EEA (these restrictions prohibit certain distributions to shareholders for 24 months following closing of an acquisition).
Our AIFM in Luxembourg and the European fund structures in respect of which it is the appointed investment manager, are subject to the full requirements of the AIFMD, such as rules relating to, among other things, depositary oversight, remuneration, minimum regulatory capital requirements, restrictions on the use of leverage, requirements in relation to liquidity, risk management and valuation of assets. The establishment of a platform in the EEA has increased the ongoing cost of administration and compliance with the AIFMD, including costs and expenses of collecting and collating data of the EEA funds and the preparation of regular reports to be filed with the regulator. The advantages of this structure potentially come at a cost of greater overall complexity, higher compliance and administration costs.
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
€
20 million or 4% of global group turnover in the preceding year, regulatory action and reputational risk. See “— Rapidly developing and changing global privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.”
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
In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against the financial services industry in general have been increasing. The investment decisions we make in our asset management business and the activities of our investment professionals on behalf of portfolio companies may subject the companies, funds and us to the risk of third party litigation arising from investor dissatisfaction with the performance of those investment funds, alleged conflicts of interest, the suitability or manner of distribution of our products, including to retail investors, the activities of our funds’ portfolio companies and a variety of other litigation claims. From time to time we, our funds and our funds’ public portfolio companies have been and may be subject to securities class action lawsuits by shareholders, as well as class action lawsuits that challenge our acquisition transactions and/or attempt to enjoin them. Please see “Item 3. Legal Proceedings” for a discussion of a certain proceeding to which we are currently a party.
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
The activities of our capital markets services business may also subject us to the risk of liabilities to our clients and third parties, including our clients’ shareholders, under securities or other laws in connection with transactions in which we participate.
If any private lawsuits or regulatory actions were brought against us and resulted in a finding of substantial legal liability, it could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain investors and to pursue investment opportunities for our funds. As a result, allegations of improper conduct by private litigants, regulators, or employees, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities, our lines of business or distribution channels, our workplace environment, or the private equity industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.
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
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the Foreign Corrupt Practices Act (“FCPA”). In addition, the U.K. has also significantly expanded the reach of its anti-bribery laws. Local jurisdictions, such as Brazil, have also brought a greater focus to anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA, the U.K. anti-bribery laws or other applicable anti-corruption laws could subject us to, among other things, civil and criminal penalties or material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position or the market value of our Class A common stock.

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
In the event that any of our investment funds were to perform poorly, our revenue, income and cash flow would decline because the value of our assets under management would decrease, which would result in a reduction in management fees, and our investment returns would decrease, resulting in a reduction in the Performance Allocations and Incentive Fees we earn. Moreover, we could experience losses on our investments of our own principal as a result of poor investment performance by our investment funds. Furthermore, if, as a result of poor performance of later investments in a carry fund’s life, the fund does not achieve certain investment returns for the fund over its life, we will be obligated to repay the amount by which Performance Allocations that were previously distributed to us exceed the amount to which the relevant general partner is ultimately entitled.
Poor performance of our investment funds could make it more difficult for us to raise new capital. Investors in funds might decline to invest in future investment funds we raise and investors in hedge funds or other investment funds might withdraw their investments as a result of poor performance of the investment funds in which they are invested. Investors and potential investors in our funds continually assess our investment funds’ performance, and our ability to raise capital for existing and future investment funds and avoid excessive redemption levels will depend on our investment funds’ continued satisfactory performance. Accordingly, poor fund performance may deter future investment in our funds and thereby decrease the capital invested in our funds and ultimately, our management fee revenue. Alternatively, in the face of poor fund performance, investors could demand lower fees or fee concessions for existing or future funds which would likewise decrease our revenue.
Our asset management business depends in large part on our ability to raise capital from third party investors. A failure to raise capital from third party investors on attractive fee terms or at all, would impact our ability to collect management fees or deploy such capital into investments and potentially collect Performance Allocations, which would materially reduce our revenue and cash flow and adversely affect our financial condition.
Our ability to raise capital from third party investors depends on a number of factors, including certain factors that are outside our control. Certain factors, such as the performance of the stock market and the asset allocation rules or investment policies to which such third party investors are subject, could inhibit or restrict the ability of third party investors to make investments in our investment funds or the asset classes in which our investment funds invest. For example, state politicians and lawmakers in Pennsylvania, New Jersey and North Carolina have taken steps or expressed intent to take steps to reduce or minimize the ability of their state pension funds to invest in alternative asset classes. The Pennsylvania governor, for example, asked the state’s two retirement funds to close out their private equity investments in favor of an all-index
fund strategy, citing high fees paid to alternative asset managers, and in New Jersey, new commitments by the state pension fund to private equity were frozen in 2018. There is no assurance that other states will not take similar actions, which may impair our access to capital from an investor base that has historically represented a significant portion of our fundraising. In addition, volatility in the valuations of investments, has in the past and may in the future affect our ability to raise capital from third party investors. To the extent periods of volatility are coupled with a lack of realizations from investors’ existing private equity and real estate portfolios, such investors may be left with disproportionately outsized remaining commitments to a number of investment funds, which significantly limits such investors’ ability to make new commitments to third party managed investment funds such as those managed by us.

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
Moreover, certain institutional investors are demonstrating a preference to in-source
their own investment professionals and to make direct investments in alternative assets without the assistance of private equity advisers like us. Such institutional investors may become our competitors and could cease to be our clients. As some existing investors cease or significantly curtail making commitments to alternative investment funds, we may need to identify and attract new investors in order to maintain or increase the size of our investment funds. There are no assurances that we can find or secure commitments from those new investors or that the fee terms of the commitments from such new investors will be consistent with the fees historically paid to us by our investors. If economic conditions were to deteriorate or if we are unable to find new investors, we might raise less than our desired amount for a given fund. Further, as we seek to expand into other asset classes, we may be unable to raise a sufficient amount of capital to adequately support such businesses. A failure to successfully raise capital could materially reduce our revenue and cash flow and adversely affect our financial condition.
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
Because of our various lines of asset management businesses and our capital markets services business, we will be subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight and more legal and contractual restrictions than that to which we would otherwise be subject if we had just one line of business. To mitigate these conflicts and address regulatory, legal and contractual requirements across our various businesses, we have implemented certain policies and procedures (for example, information walls) that may reduce the positive synergies that we cultivate across these businesses for purposes of identifying and managing attractive investments. For example, we may come into possession of material non-public
information with respect to issuers in which we may be considering making an investment or issuers in which our affiliates may hold an interest. As a consequence of such policies and procedures, we may be precluded from providing such information or other ideas to our other businesses that might be of benefit to them.
Our failure to deal appropriately with conflicts of interest in our investment business could damage our reputation and adversely affect our businesses.
As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Investment manager conflicts of interest continue to be a significant area of focus for regulators and the media. Because of our size and the variety of businesses and investment strategies that we pursue, we may face a higher degree of scrutiny compared with investment managers that are smaller or focus on fewer asset classes. Certain of our funds may have overlapping investment objectives, including funds that have different fee structures and/or investment strategies that are more narrowly focused, and potential conflicts may arise with respect to allocation of investment opportunities among those funds to the extent the fund documents do not mandate a specific investment allocation. For example, we may allocate an investment opportunity that is appropriate for two or more investment funds in a manner that excludes one or more funds or results in a disproportionate allocation based on factors or criteria that we determine, such as sourcing of the transaction, specific nature of the investment or size and type of the investment, among other factors.
We may also decide to provide a co-investment opportunity to certain investors in lieu of allocating a piece of the investment to our funds. In addition, the challenge of allocating investment opportunities to certain funds may be exacerbated as we expand our business to include more lines of business, including more public vehicles. Allocating investment opportunities appropriately frequently involves significant and subjective judgments. The risk that fund investors could challenge allocation decisions as inconsistent with our obligations under applicable law, governing fund agreements or our own policies cannot be eliminated. In addition, the perception of non-compliance

with such requirements or policies could harm our reputation with fund investors.
We may also cause different funds to invest in a single portfolio company, for example where the fund that made an initial investment no longer has capital available to invest. We may also cause different funds that we manage to purchase different classes of securities in the same portfolio company. For example, one of our CLO funds could acquire a debt security issued by the same company in which one of our private equity funds owns common equity securities. A direct conflict of interest could arise between the debt holders and the equity holders if such a company were to develop insolvency concerns, and we would have to carefully manage that conflict. A decision to acquire material non-public
information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action. Our affiliates may be service providers or counterparties to our funds or portfolio companies and receive fees or other compensation for services that are not shared with our fund investors. In such instances, we may be incentivized to cause our funds or portfolio companies to purchase such services from our affiliates rather than an unaffiliated service provider despite the fact that a third party service provider could potentially provide higher quality services or offer them at a lower cost. In addition, conflicts of interest may exist in the valuation of our investments and regarding decisions about the allocation of specific investment and co-investment
opportunities among us, our funds and our affiliates, as well as the allocation of fees and expenses among us, our funds and their portfolio companies, and our affiliates. Lastly, in certain, infrequent instances we may purchase an investment alongside one of our investment funds or sell an investment to one of our investment funds and conflicts may arise in respect of the allocation, pricing and timing of such investments and the ultimate disposition of such investments. A failure to appropriately deal with these, among other, conflicts, could negatively impact our reputation and ability to raise additional funds or result in potential litigation or regulatory action against us.

Conflicts of interest may arise in our allocation of
co-investment
opportunities.
Potential conflicts will arise with respect to our decisions regarding how to allocate co-investment opportunities among investors and the terms of any such co-investments. As a general matter, our allocation of co-investment
opportunities is within our discretion and there can be no assurance that co-investment
opportunities of any particular type or amount will become available to any of our investors. We may take into account a variety of factors and considerations we deem relevant in allocating co-investment
opportunities, including, without limitation, whether a potential co-investor
has expressed an interest in evaluating
co-investment
opportunities, our assessment of a potential
co-investor’s
ability to invest an amount of capital that fits the needs of the investment and our assessment of a potential co-investor’s
ability to commit to a
co-investment
opportunity within the required timeframe of the particular transaction.
Our fund documents typically do not mandate specific allocations with respect to co-investments.
The investment advisers of our funds may have an incentive to provide potential co-investment
opportunities to certain investors in lieu of others and/or in lieu of an allocation to our funds (including, for example, as part of an investor’s overall strategic relationship with us) if such allocations are expected to generate relatively greater fees or Performance Allocations to us than would arise if such co-investment
opportunities were allocated otherwise.
Co-investment
arrangements may be structured through one or more of our investment vehicles, and in such circumstances co-investors
will generally bear the costs and expenses thereof (which may lead to conflicts of interest regarding the allocation of costs and expenses between such co-investors
and investors in our funds). The terms of any such existing and future co-investment
vehicles may differ materially, and in some instances may be more favorable to us, than the terms of certain of our funds or prior co-investment
vehicles, and such different terms may create an incentive for us to allocate a greater or lesser percentage of an investment opportunity to such co-investment
vehicles. There can be no assurance that any conflicts of interest will be resolved in favor of any particular investment funds or investors (including any applicable co-investors).
We have increasingly undertaken business initiatives to increase the number and type of investment products we offer to retail investors, which could expose us to new and greater levels of risk.
Although retail investors have been part of our historic distribution efforts, we have increasingly undertaken business initiatives to increase the number and type of investment products we offer to high net worth individuals, family offices and mass affluent investors. In some cases we seek to distribute our unregistered funds to such retail investors indirectly through feeder funds sponsored by brokerage firms, private banks or third party feeder providers, and in other cases directly to the qualified clients of private banks, independent investment advisors and brokers. In other cases we create registered investment products specifically designed for direct investment by retail investors, some of whom are not accredited investors. Our initiatives to access retail investors entail the investment of resources and our objectives may not be fully realized.
Moreover, accessing retail investors and selling retail directed products exposes us to new and greater levels of risk, including heightened litigation and regulatory enforcement risks. To the extent we distribute retail products through new channels, including through unaffiliated firms, we may not be able to effectively monitor or control the manner of their distribution, which could result in litigation against us, including with respect to, among other things, claims that products distributed through such channels are distributed to customers for whom they are unsuitable or distributed in any other inappropriate manner. Although we seek to ensure through due diligence and onboarding procedures that the channels through which retail investors access our investment products conduct themselves responsibly, to the extent that our investment products are being distributed through third parties, we are exposed to reputational damage and possible legal liability to the extent such third parties improperly sell our products to investors. Similarly, the hiring of employees to oversee independent advisors and brokers presents risks if they fail to follow training, review and supervisory procedures. In addition, the distribution of retail products through new channels whether directly or through market intermediaries could expose us to additional regulatory risk in the form of allegations of improper conduct and/or actions by state and federal regulators against us with respect to, among other things, product suitability, conflicts of interest and the adequacy of disclosure to customers to whom our products are distributed through those channels.
Valuation methodologies for certain assets in our funds can be subject to significant subjectivity and the fair value of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds and the reduction of Performance Revenues.
Our investment funds make investments in illiquid investments or financial instruments for which there is little, if any, market activity. We determine the value of such investments and financial instruments on at least a quarterly basis based on the fair value of such investments. The fair value of such investments and financial instruments is generally determined using a primary methodology and corroborated by a secondary methodology. Methodologies are used on a consistent basis and described in the investment funds’ valuation policies.
The determination of fair value using these methodologies takes into consideration a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. These valuation methodologies involve a significant degree of management judgment. For example, as to investments that we share with another sponsor, we may apply a different valuation methodology than the other sponsor does or derive a different value than the other sponsor has derived on the same investment. These differences might cause some investors to question our valuations. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies” for an overview our fair value policy and the significant judgment required in the application thereof in the use of different underlying assumptions, estimates, methodologies and/or judgments in the determination of the value of certain investments and financial instruments could potentially produce materially different results.
Because there is significant uncertainty in the valuation of, or in the stability of the value of illiquid investments, the fair values of such investments as reflected in an investment fund’s net asset value do not necessarily reflect the prices that would actually be obtained by us on behalf of the investment fund when such investments are realized. Realizations at values significantly lower than the values at which investments have been reflected in prior fund net asset values would result in reduced gains or losses for the applicable fund, a decline in certain asset management fees and the reduction in potential Performance Allocations and Incentive Fees. Changes in values of investments from quarter to quarter may result in volatility in our investment funds’ net asset value, our investment in , or fees from, those funds and the results of operations and cash flow that we report from period to period. Further, a situation where asset values turn out to be materially different than values reflected in prior fund net asset values could cause investors to lose confidence in us, which would in turn result in difficulty in raising additional funds or redemptions from our hedge funds.
Our use of borrowings to finance our business exposes us to risks.
We use borrowings to finance our business operations as a public company. We have numerous outstanding notes with various maturity dates as well as a revolving credit facility that matures on September 21, 2023. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Liquidity” for further information regarding our outstanding borrowings. As borrowings under the credit facility and our outstanding notes mature, we will be required to refinance or repay such borrowings. In order to do so, we may enter into a new facility or issue new notes, each of which could result in higher borrowing costs. We may also issue equity, which would dilute existing shareholders. Further, we may choose to repay such borrowings using cash on hand, cash provided by our continuing operations or cash from the sale of our assets, each of which could reduce the amount of cash available to facilitate the growth and expansion of our businesses and pay dividends to our shareholders and operating expenses and other obligations as they arise. In order to obtain new borrowings, or to extend or refinance existing borrowings, we are dependent on the willingness and ability of financial institutions such as global banks to extend credit to us on favorable terms, and on our ability to access the debt and equity capital markets, which can be volatile. There is no guarantee that such financial institutions will continue to extend credit to us or that we will be able to access the capital markets to obtain new borrowings or refinance existing borrowings when they mature. In addition, the use of leverage to finance our business exposes us to the types of risk described in “— Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.”
Interest rates on our and our portfolio companies’ outstanding financial instruments might be subject to change based on regulatory developments, which could adversely affect our revenue, expenses and the value of those financial instruments.
LIBOR and certain other floating rate benchmark indices, including, without limitation, the Euro Interbank Offered Rate, Tokyo Interbank Offered Rate, Hong Kong Interbank Offered Rate and Singapore Interbank Offered Rate (collectively, “IBORs”) are the subject of recent national, international and regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the FCA, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021, but secured the voluntary agreement of the LIBOR panel banks to continue to submit LIBOR rates until that time. Other jurisdictions have also indicated they will implement reforms or phase-outs, which are currently scheduled to take effect at the end of calendar year 2021. A transition away from the widespread use of the various IBORs to alternative rates is expected to occur over the course of the next several years. However, there is a lack of clarity as to what methods of calculating a replacement benchmark will be established or adopted generally, or whether different industry bodies, such as the loan market and the derivatives market, will adopt the same methodologies. In addition, as part of the transition to a replacement benchmark, parties may seek to adjust the spreads relative to such benchmarks in underlying contractual arrangements. As a result, interest rates on our CLOs and other financial instruments tied to IBOR rates, including those where Blackstone or its funds are exposed as lender or borrower, as well as the revenue and expenses associated with those financial instruments, may be adversely affected.
Further, any uncertainty regarding the continued use and reliability of any IBOR as a benchmark interest rate could adversely affect the value of our and our portfolio companies’ financial instruments tied to such rates. There is no guarantee that a transition from any IBOR to an alternative will not result in financial market disruptions or a significant increase in volatility in risk free benchmark rates or borrowing costs to borrowers. Although we have been proactively negotiating provisions in our portfolio companies’ and lending businesses’ recent debt agreements to provide additional flexibility to address the transition away from IBOR, there is no assurance that we will be able to adequately minimize the risk of disruption from the discontinuation of IBOR or other changes to benchmark indices.
In addition, meaningful time and effort is required to transition to the use of new benchmark rates, including with respect to the negotiation and implementation of any necessary changes to existing contractual arrangements and the implementation of changes to our systems and processes. We are actively evaluating the operational and other impacts of such changes and managing transition efforts accordingly.
The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in Class A commons stock.
The historical and potential future returns of the investment funds that we manage are not directly linked to returns on our Class A common stock. Therefore, any continued positive performance of the investment funds that we manage will not necessarily result in positive returns on an investment in our Class A common stock. However, poor performance of the investment funds that we manage would cause a decline in our revenue from such investment funds, and would therefore have a negative effect on our performance and in all likelihood the returns on an investment in our Class A common stock.

Moreover, with respect to the historical returns of our investment funds:
•	we may create new funds in the future that reflect a different asset mix and different investment strategies, as well as a varied geographic and industry exposure as compared to our present funds, and any such new funds could have different returns from our existing or previous funds,

•	despite periods of volatility, market conditions have been largely favorable in recent years, which has helped to generate positive performance, particularly in our private equity and real estate businesses, but there can be no assurance that such conditions will repeat or that our current or future investment funds will avail themselves of comparable market conditions,

•	the rates of returns of our carry funds reflect unrealized gains as of the applicable measurement date that may never be realized, which may adversely affect the ultimate value realized from those funds’ investments,

•	competition for investment opportunities resulting from, among other things, the increased amount of capital invested in alternative investment funds continues to increase,

•	our investment funds’ returns in some years benefited from investment opportunities and general market conditions that may not repeat themselves, our current or future investment funds might not be able to avail themselves of comparable investment opportunities or market conditions, and the circumstances under which our current or future funds may make future investments may differ significantly from those conditions prevailing in the past,

•	newly established funds may generate lower returns during the period in which they initially deploy their capital, and

•	the rates of return reflect our historical cost structure, which may vary in the future due to various factors enumerated elsewhere in this report and other factors beyond our control, including changes in laws.

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
Many of our funds’ investments rely heavily on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. For example, in many private equity and real estate investments, indebtedness may constitute as much as 70% or more of a portfolio company’s or real estate asset’s total debt and equity capitalization, including debt that may be incurred in connection with the investment. The absence of available sources of sufficient senior debt financing for extended periods of time could therefore materially and adversely affect our private equity and real estate businesses. In addition, in March 2013, the Federal Reserve and other U.S. federal banking agencies issued updated leveraged lending guidance covering transactions characterized by a degree of financial leverage. Such guidance may limit the amount or cost of financing we are able to obtain for our transactions, and as a result, the returns on our investments may suffer. However, the status of the 2013 leveraged lending guidance remains uncertain following a determination by the Government Accountability Office in October 2017 that resulted in such guidance being required to be submitted to Congress for review. The guidance could possibly be overturned if a joint resolution of disapproval is passed by Congress. Furthermore, new limits on the deductibility of corporate interest expense could make it more costly to use debt financing for our acquisitions or otherwise have an adverse impact on the cost structure of our transactions, and could therefore adversely affect the returns on our funds’ investments. See “— Comprehensive U.S. federal income tax reform became effective in 2018, which could adversely affect us.”

In addition, an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those businesses’ investments. See “— An increase in interest rates and other changes in the debt financing markets could negatively impact the ability of our funds and their portfolio companies to obtain attractive financing or refinancing and could increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income.”
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
When our funds’ existing portfolio investments reach the point when debt incurred to finance those investments matures in significant amounts and must be either repaid or refinanced, those investments may materially suffer if they have generated insufficient cash flow to repay maturing debt and there is insufficient capacity and availability in the financing markets to permit them to refinance maturing debt on satisfactory terms, or at all. If a limited availability of financing for such purposes were to persist for an extended period of time, when significant amounts of the debt incurred to finance our private equity and real estate funds’ existing portfolio investments came due, these funds could be materially and adversely affected.
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
When evaluating a potential business or asset for investment, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to such investment. When conducting due diligence, we may be required to evaluate important and complex issues, including but not limited to those related to business, financial, credit risk, tax, accounting, ESG, legal and regulatory and macroeconomic trends. With respect to ESG, the nature and scope of our diligence will vary based on the investment, but may include a review of, among other things: air and water pollution, diversity, employee health and safety, accounting standards and bribery and corruption. Outside consultants, legal advisers, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts (including fraud) or risks that may be necessary or helpful in evaluating such investment opportunity and we may not identify or foresee future developments that could have a material adverse effect on an investment, including, for example, potential factors, such as technological disruption of a specific company or asset, or an entire industry. Further, some matters covered by our diligence, such as ESG, are continuously evolving and we may not accurately or fully anticipate such evolution. In addition, when conducting due diligence on investments, including with respect to investments made by our funds of hedge funds in third party hedge funds, we rely on the resources available to us and information supplied by third parties, including information provided by the target of the investment (or, in the case of investments in a third party hedge fund, information provided by such hedge fund or its service providers). The information we receive from third parties may not be accurate or complete and therefore we may not have all the relevant facts and information necessary to properly assess and monitor our funds’ investment.
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

We pursue large or otherwise complex investments, which involve enhanced business, regulatory, legal and other risks.
A number of our funds, including our real estate and private equity funds, have invested and intend to continue to invest in large transactions or transactions that otherwise have substantial business, regulatory or legal complexity. In addition, as we raise new funds, such funds’ mandates may include investing in such transactions. Such investments involve enhanced risks. For example, larger or otherwise complex transactions may be more difficult, expensive and time-consuming to finance and execute. In addition, managing or realizing value from such investments may be more difficult as a result of, among other things, a limited universe of potential acquirers. In addition, larger or otherwise complex transactions may entail a higher level of scrutiny by regulators, labor unions and other third parties, as well as a greater risk of unknown and/or contingent liabilities. Any of these factors could increase the risk that our larger or more complex investments could be less successful and in turn harm the performance of our funds.
Larger transactions may be structured as “consortium transactions” due to the size of the investment and the amount of capital required to be invested. A consortium transaction involves an equity investment in which two or more investors serve together or collectively as equity sponsors. We have historically participated in a significant number of consortium transactions due to the increased size of many of the transactions in which we have been involved. Consortium transactions generally entail a reduced level of control by Blackstone over the investment because governance rights must be shared with the other investors. Accordingly, we may not be able to control decisions relating to the investment, including decisions relating to the management and operation of the company and the timing and nature of any exit, which could result in the risks described in “— Our investment funds make investments in companies that we do not control.” In addition, the consequences to our investment funds of an unsuccessful larger investment could be more severe given the size of the investment.
Our investment funds make investments in companies that we do not control.
Investments by most of our investment funds will include debt instruments and equity securities of companies that we do not control. Such investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. In addition, to the extent we hold only a minority equity interest in a company, we may lack affirmative control rights, which may diminish our ability to influence the company’s affairs in a manner intended to enhance the value of our investment in the company, including with respect to the form and timing of an exit. If any of the foregoing were to occur, the values of investments by our investment funds could decrease and our financial condition, results of operations and cash flow could suffer as a result.
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

In addition, investments in companies that are based outside of the United States may be negatively impacted by restrictions on international trade or the recent or potential further imposition of tariffs. See “— The potential for further governmental policy and/or legislative changes and regulatory reform creates uncertainty for our investment strategies, may make it more difficult to operate our business, and may adversely affect the profitability of our funds’ portfolio companies.”
There can be no assurance that adverse developments with respect to such risks will not adversely affect our assets that are held in certain countries or the returns from these assets.
We may not have sufficient cash to pay back “clawback” obligations if and when they are triggered under the governing agreements with our investors.
In certain circumstances, at the end of the life of a carry fund (or earlier with respect to certain of our real estate funds, real estate debt funds and certain multi-asset class and/or opportunistic investment funds), as a result of diminished performance of later investments in any carry fund’s life, we may be obligated to repay the amount by which Performance Allocations that were previously distributed to us exceed the amounts to which the relevant general partner is ultimately entitled on an after-tax
basis. This includes situations in which the general partner receives in excess of the relevant Performance Allocations applicable to the fund as applied to the fund’s cumulative net profits over the life of the fund or, in some cases, the fund has not achieved investment returns that exceed the preferred return threshold. This obligation is known as a “clawback” obligation and is an obligation of any person who received such Performance Allocations, including us and other participants in our Performance Allocations plans. Although a portion of any dividends by us to our shareholders may include any Performance Allocations received by us, we do not intend to seek fulfillment of any clawback obligation by seeking to have our shareholders return any portion of such dividends attributable to Performance Allocations associated with any clawback obligation. To the extent we are required to fulfill a clawback obligation, however, our board of directors may determine to decrease the amount of our dividends to our shareholders. The clawback obligation operates with respect to a given carry fund’s own net investment performance only and performance of other funds are not netted for determining this contingent obligation.
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
Investors in our hedge funds or open-ended funds may redeem their investments in these funds. In addition, the investment management agreements related to our separately managed accounts may permit the investor to terminate our management of such account on short notice. Lastly, investors in our other investment funds have the right to cause these investment funds to be dissolved. Any of these events would lead to a decrease in our revenues, which could be substantial.
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
In addition, because all of our investment funds have advisers that are registered under the Advisers Act, an “assignment” of the management agreements of all of our investment funds (which may be deemed to occur in the event these advisers were to experience a change of control) would generally be prohibited without investor consent. We cannot be certain that consents required for assignments of our investment management agreements will be obtained if a change of control occurs, which could result in the termination of such agreements. In addition, with respect to our 1940 Act registered funds, each investment fund’s investment management agreement must be approved annually by the independent members of such investment fund’s board of directors and, in certain cases, by its shareholders, as required by law. Termination of these agreements would cause us to lose the fees we earn from such investment funds.
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
Investments in our real estate funds will be subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets, including the deterioration of real estate fundamentals. These risks include but are not limited to, those associated with the burdens of ownership of real property, general and local economic conditions, changes in supply of and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in the average occupancy and room rates for hotel properties, operating income, the financial resources of tenants, changes in building, environmental, zoning and other laws, casualty or condemnation losses, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, changes in government regulations (such as rent control), changes in real property tax rates, changes in income tax rates, changes in interest rates, the reduced availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes to the taxation of business entities and the deductibility of corporate interest expense, negative developments in the economy that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, acts of god, terrorist attacks, war and other factors that are beyond our control. In addition, if our real estate funds acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income
producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of our fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms. In addition, our real estate funds may also make investments in residential real estate projects and/or otherwise participate in financing opportunities relating to residential real estate assets or portfolios thereof from time to time, which may be more highly susceptible to adverse changes in prevailing economic and/or market conditions and present additional risks relative to the ownership and operation of commercial real estate assets.
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
Investments by our funds in the power and energy industries involve various operational, construction, regulatory and market risks.
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
The power and energy sectors are the subject of substantial and complex laws, rules and regulation by various federal and state regulatory agencies. Failure to comply with applicable laws, rules and regulations could result in the prevention of operation of certain facilities or the prevention of the sale of such a facility to a third party, as well as the loss of certain rate authority, refund liability, penalties and other remedies, all of which could result in additional costs to a portfolio company and adversely affect the investment results. In addition, any legislative efforts by the Trump administration to overturn or modify policies or regulations enacted by the prior administration that placed limitations on coal and gas electric generation, mining and/or exploration could adversely affect certain of our energy investments, including our alternative energy investments. Conversely, any governmental policy changes encouraging resource extraction could have the effect of supporting low energy prices, which could have a negative impact on certain of our energy investments. In addition, in recent years, there has been an increased focus by investors and other market participants on energy sustainability and increased activism, including through divestment of existing investments, with respect to sustainability-focused investing by asset managers, which could have a negative impact on our ability to exit certain of our energy investments or adversely affect the expected returns of new investment opportunities.
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

In addition, the performance of the investments made by our credit and equity funds in the energy and natural resources markets are also subject to a high degree of market risk, as such investments are likely to be directly or indirectly substantially dependent upon prevailing prices of oil, natural gas and other commodities. Oil and natural gas prices are subject to wide fluctuation in response to factors beyond the control of us or our funds’ portfolio companies, including relatively minor changes in the supply and demand for oil and natural gas, market uncertainty, the level of consumer product demand, weather conditions, climate initiatives, governmental regulation, the price and availability of alternative fuels, political and economic conditions in oil producing countries, foreign supply of such commodities and overall domestic and foreign economic conditions. These factors make it difficult to predict future commodity price movements with any certainty.
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
non-compliance.
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
In 2018, we launched BXLS, a private investment platform with capabilities to invest across the life-cycle of companies and products within the key life sciences sectors. Life sciences investing may expose us to increased risks. For example,
•	BXLS’s strategies include, among others, investments that are referred to as “pharmaceutical corporate partnership” transactions. Pharmaceutical corporate partnership transactions are risk-sharing collaborations with large pharmaceutical partners on drug development programs and investments in royalty streams of pre-commercial
pharmaceutical products. BXLS’s ability to source pharmaceutical corporate partnership transactions has been, and will continue to be, in part dependent on the ability of three special purpose development companies to identify, diligence, negotiate and in many cases, take the lead in executing the agreed development plans with respect to, a pharmaceutical corporate partnership transaction. Moreover, as such special purpose development companies are jointly owned by us and two unaffiliated life sciences investors, we (and our funds) are not the sole beneficiaries of such sourcing strategies and capabilities of such special purpose development companies.

•	Life sciences and healthcare companies are subject to extensive regulation by the U.S. Food and Drug Administration, similar foreign regulatory authorities and, to a lesser extent, other federal and state agencies, prior to marketing their products to the public. These companies are subject to the expense, delay and uncertainty of the approval process, and there can be no guarantee that a particular product will obtain regulatory approval. In addition, the current regulatory framework may change or additional regulations may arise at any stage during the product development phase of an investment, which may delay or prevent regulatory approval or impact applicable exclusivity periods. If a company in which our funds are invested is unable to obtain regulatory approval for its product, or a product in which our funds are invested does not obtain regulatory approval, in a timely fashion or at all, the value of our investment would be adversely impacted. In addition, in connection with certain pharmaceutical corporate partnership transactions, our special purpose development companies will be contractually obligated to run clinical trials. In the event such clinical trials do not comply with the complicated regulatory requirements applicable thereto, such special purpose development companies may be subject to regulatory actions. Lastly, if legislation is passed in the U.S. that reduces the applicable exclusivity period for biologic products, this reform could result in price reductions at an earlier stage of a product’s life cycle than originally estimated by BXLS, which could reduce the cumulative financial returns on BXLS’s investment in any such product.

•	Intellectual property often constitutes an important part of a life sciences company’s assets and competitive strengths, particularly for royalty monetization transactions. To the extent such companies’ intellectual property positions with respect to products in which BXLS invests, whether through a royalty or otherwise, are challenged, invalidated or circumvented, the value of BXLS’s investment may be impaired. The success of a life sciences investment depends in part on the ability of the pharmaceutical or other life sciences companies in whose products BXLS invests to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of such products. The patent positions of such companies can be highly uncertain and often involve complex legal, scientific and factual questions.

•	The commercial success of products could be compromised if governmental or third party payers do not provide coverage and reimbursement, breach, rescind or modify their contracts or reimbursement policies or delay payments for such products. In both the U.S. and foreign markets, the successful sale of a life sciences company’s product depends on the ability to obtain and maintain adequate coverage and reimbursement from third party payers, including government healthcare programs and private insurance plans. Governments and third party payers continue to pursue aggressive initiatives to contain costs and manage drug utilization and are increasingly focused on the effectiveness, benefits and costs of similar treatments, which could result in lower reimbursement rates and narrower populations for whom the products in which BXLS invests will be reimbursed by payers. To the extent an investment made by BXLS relies in whole or in part on royalties or other payments based on product sales, adequate third party payer reimbursement may not be available to enable price levels for the product sufficient for BXLS to realize an appropriate return on the investment.

Our provision of products and services to insurance companies, including through Blackstone Insurance Solutions, subjects us to a variety of risks and uncertainties.
Blackstone Insurance Solutions, or BIS, is a platform that we established relating to Blackstone’s development, distribution and management of tailored solutions for insurance companies worldwide. BIS seeks to deliver to insurance companies customizable and diversified portfolios of Blackstone products across asset classes, as well as the option for partial or full management of insurance companies’ general account assets, and is subject to a variety of risks and uncertainties. BIS currently manages assets for Fidelity & Guaranty Life Insurance Company and certain of its affiliates pursuant to several investment management agreements. In addition, in July 2017, Blackstone and AXIS Capital co-sponsored
the establishment of Harrington Reinsurance, a Bermuda property & casualty reinsurance company, and BIS currently manages all general account assets of Harrington Reinsurance. BIS also manages or sub-manages
assets for certain insurance-dedicated funds and has developed, and expects to continue to develop, other capital-efficient and tailored products for insurance companies. The success of BIS will depend in large part on further developing investment partnerships with insurance company clients and maintaining existing asset management arrangements, including those described above. If we fail to deliver high-quality, high-performing products that help our insurance company clients meet long-term policyholder obligations, BIS may not be successful in retaining existing investment partnerships, developing new investment partnerships or selling its capital-efficient products and such failure may have a material adverse effect on our business, results and financial condition.
The U.S. and
non-U.S.
insurance industries are subject to significant regulatory oversight. Regulatory authorities in many relevant jurisdictions have broad regulatory (including through any regulatory support organization), administrative, and in some cases discretionary, authority with respect to insurance companies and/or their investment advisors, which may include, among other things, the investments insurance companies may acquire and hold, marketing practices, affiliate transactions, reserve requirements and capital adequacy. These requirements are primarily concerned with the protection of policyholders, and regulatory authorities often have wide discretion in applying the relevant restrictions and regulations to insurance companies, which may indirectly affect BIS and other Blackstone businesses that offer products or services to insurance companies. We may be the target or subject of, or may have indemnification obligations related to, litigation (including class action litigation by policyholders), enforcement investigations or regulatory scrutiny. Regulators and other authorities generally have the power to bring administrative or judicial proceedings against insurance companies, which could result in, among other things, suspension or revocation of licenses, cease-and-desist
orders, fines, civil penalties, criminal penalties or other disciplinary action. To the extent BIS or another Blackstone business that offers products or services to insurance companies is directly or indirectly involved in such regulatory actions, our reputation could be harmed, we may become liable for indemnification obligations and we could potentially be subject to enforcement actions, fines and penalties.
Some of the arrangements we have or will develop with insurance companies involve complex U.S. and
non-U.S.
tax structures for which no clear precedent or authority may be available. Such structures may be subject to potential regulatory, legislative, judicial or administrative change or scrutiny and differing interpretations and any adverse regulatory, legislative, judicial or administrative changes, scrutiny or interpretations may result in substantial costs to insurance companies or BIS. In some cases we may agree to indemnify insurance companies for their losses resulting from any such adverse changes or interpretations.
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
The capital structure of a fund’s portfolio company is generally set up at the time of the fund’s investment in the portfolio company based on, among other factors, financial projects prepared by the portfolio company’s management. These projected operating results will normally be based primarily on judgments of the management of the portfolio companies. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. General economic conditions, which are not predictable, along with other factors may cause actual performance to fall short of such the financial projections. Because of the leverage we typically employ in our investments, this could cause a substantial decrease in the value of our equity holdings in the portfolio company. The inaccuracy of financial projections could thus cause our funds’ performance to fall short of our expectations.
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
Risks Related to Our Organizational Structure
Our Class A common stock is not entitled to vote in the election of our directors.
Although holders of our Class A common stock are entitled to vote on a number of matters, our Class C common stock, currently held by Blackstone Group Management L.L.C., is the only class of our common stock that is entitled to vote for the election of our directors. As a result, holders of our Class A common stock do not have an opportunity to vote for the election of our directors or on other matters that have not been provided for in our certificate of incorporation and bylaws or otherwise required by Delaware law. In addition, on the matters that are required to be submitted for a vote of holders of our Class A common stock our certificate of incorporation generally provides for holders of our Class A common stock to vote together with the holders of our Class B common stock as a single class. See “— Blackstone personnel effectively control us and will effectively be able to determine the outcome of matters that may be submitted for a vote of holders of our Class A common stock.”
The voting rights of holders of our Class A common stock are further restricted by provisions in our certificate of incorporation stating that any of our shares of stock held by a person that beneficially owns 20% or more of the Class A common stock then outstanding (other than the Class C Shareholder or its affiliates, a direct or subsequently approved transferee of the Class C Shareholder or its affiliates or a person or group that has acquired such stock with the prior approval of our board of directors) cannot be voted on any matter. Our certificate of incorporation and our bylaws also contain provisions limiting the ability of the holders of our Class A common stock to call meetings, to acquire information about our operations and to influence the manner or direction of our management.
As a result, holders of our Class A common stock will have very limited or no ability to influence shareholder decisions, including decisions regarding our business.
We are not required to comply with certain provisions of U.S. securities laws relating to proxy statements, shareholder proposals and other matters.
Although our Class A common stock is entitled to vote on a number of matters, it is not entitled to vote in the election of our directors. As a result, the shareholder approval requirements of the New York Stock Exchange generally do not apply to us. Accordingly, we are not required to file proxy statements or information statements under Section 14 of the Exchange Act except in those limited circumstances where a vote of holders of our Class A common stock is required under our certificate of incorporation or Delaware law. Accordingly, holders of Class A common stock will not receive these materials. In addition, we are not subject to the
“say-on-pay”
and
“say-on-frequency”
provisions of the Dodd-Frank Act. As a result, our Class A common shareholders do not have an opportunity to provide a non-binding
vote on the compensation of our named executive officers. Moreover, holders of our Class A common stock are not able to bring matters before our annual meeting of shareholders or nominate directors at such meeting, nor are they generally able to submit shareholder proposals under Rule
14a-8
of the Exchange Act.

Blackstone personnel effectively control us and will effectively be able to determine the outcome of matters that may be submitted for a vote of the holders of our Class A common stock.
While our Class A common stock is entitled to vote on a number of matters, our certificate of incorporation generally provides for holders of our Class A common stock to vote on these matters together with the holders of our Class B common stock as a single class. Specifically, the removal of the Class C Shareholder and forced transfer by the Class C Shareholder of its shares of Class C common stock requires the approval of at least two-thirds of the voting power of our outstanding shares of Class A common stock and Class B common stock, voting together as a single class. Other matters that are required to be submitted to a vote of the holders of our Class A common stock generally require the approval of a majority the voting power of our outstanding shares of Class A common stock and Class B common stock, voting together as a single class, including certain sales, exchanges or other dispositions of all or substantially all of our assets, a merger, consolidation or other business combination, certain amendments to our certificate of incorporation and the designation of a successor Class C Shareholder. Holders of our Class B common stock, as such, will collectively be entitled to a number of votes equal to the aggregate number of Blackstone Holdings Partnership Units held by the limited partners of the Blackstone Holdings Partnerships on the relevant record date and will vote together with holders of our Class A common stock as a single class. As of December 31, 2019, Blackstone Partners L.L.C., an entity owned by the senior managing directors of Blackstone and controlled by Mr. Schwarzman, owned the only share of Class B common stock outstanding, representing approximately 43.6% of the total combined voting power of the Class A common stock and Class B common stock, taken together. This voting power may be sufficient to substantially influence matters subject to a vote of the Class A common stock and the Class B common stock, including amendments that could materially and adversely affect the holders of our Class A common stock.
In addition, holders of our Class A common stock are not entitled to vote in the election of our directors. As a result, holders of our Class A common stock may be deprived of an opportunity to receive a premium for their Class A common stock in the future through a sale of Blackstone, and the trading prices of our Class A common stock may be adversely affected by the absence or reduction of a takeover premium in the trading price. See “— Our Class A common stock is not entitled to vote in the election of our directors.”
We are a controlled company and as a result fall within exceptions from certain corporate governance and other requirements under the rules of the New York Stock Exchange.
We are a “controlled company” and fall within exceptions from certain corporate governance and other requirements of the rules of the New York Stock Exchange. Pursuant to these exceptions, controlled companies may elect not to comply with certain corporate governance requirements of the New York Stock Exchange, including the requirements (a) that a majority of our board of directors consist of independent directors, (b) that we have a nominating and corporate governance committee that is composed entirely of independent directors (c) that we have a compensation committee that is composed entirely of independent directors, and (d) that the compensation committee be required to consider certain independence factors when engaging compensation consultants, legal counsel and other committee advisers. While we currently have a majority independent board of directors, we have elected to avail ourselves of the other exceptions. Accordingly, our Class A common shareholders generally do not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE.
Potential conflicts of interest may arise among the Class C Shareholder and the holders of our Class A common stock.
Blackstone Group Management L.L.C., an entity owned by senior managing directors of Blackstone and controlled by Mr. Schwarzman, is the sole holder of the Class C common stock. As a result, conflicts of interest may arise among the Class C Shareholder, on the one hand, and us and our holders of our Class A common stock, on the other hand.
The Class C Shareholder has the ability to influence our business and affairs through its ownership of the sole share of voting stock of Blackstone, the Class C Shareholder’s general ability to appoint our board of directors, and provisions under our certificate of incorporation requiring Class C Shareholder approval for certain corporate actions (in addition to approval by our board of directors). If the holders of our Class A common stock are dissatisfied with the performance of our board of directors, they have no ability to remove any of our directors, with or without cause.

Further, through its ability to elect our board of directors, the Class C Shareholder has the ability to indirectly influence the determination of the amount and timing of our investments and dispositions, cash expenditures, indebtedness, issuances of additional partnership interests, tax liabilities and amounts of reserves, each of which can affect the amount of cash that is available for distribution to holders of Blackstone Holdings Partnership Units.
In addition, conflicts may arise relating to the selection, structuring and disposition of investments and other transactions, declaring dividends and other distributions and other matters due to the fact that our senior managing directors hold their Blackstone Holdings Partnership Units directly or through pass-through entities that are not subject to corporate income taxation. See “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence” and “Part III. Item 10. Directors, Executive Officers and Corporate Governance.”
Our certificate of incorporation states that the Class C Shareholder is under no obligation to consider the separate interests of the other shareholders and contains provisions limiting the liability of the Class C Shareholder.
Subject to applicable law, our certificate of incorporation contains provisions limiting the duties owed by the holder of our Class C common stock, which is the only class of our common stock entitled to vote for the election of our directors, and contains provisions allowing the Class C Shareholder to favor its own interests and the interests of its controlling persons over us and the holders of our Class A common stock. Our certificate of incorporation contains provisions stating that the Class C Shareholder is under no obligation to consider the separate interests of the other shareholders (including, without limitation, the tax consequences to such shareholders) in deciding whether or not to authorize us to take (or decline to authorize us to take) any action as well as provisions stating that the Class C Shareholder shall not be liable to the other shareholders for damages for any losses, liabilities or benefits not derived by such shareholders in connection with such decisions. See “— Potential conflicts of interest may arise among the Class C Shareholder and the holders of our Class A common stock.”
The Class C Shareholder will not be liable to Blackstone or holders of our Class A common stock for any acts or omissions unless there has been a final and non-appealable
judgment determining that the Class C Shareholder acted in bad faith or engaged in fraud or willful misconduct and we have also agreed to indemnify the Class C Shareholder to a similar extent.
Even if there is deemed to be a breach of the obligations set forth in our certificate of incorporation, our certificate of incorporation provides that the Class C Shareholder will not be liable to us or the holders of our Class A common stock for any acts or omissions unless there has been a final and non-appealable
judgment by a court of competent jurisdiction determining that the Class C Shareholder or its officers and directors acted in bad faith or engaged in fraud or willful misconduct. These provisions are detrimental to the holders of our Class A common stock because they restrict the remedies available to shareholders for actions of the Class C Shareholder.
In addition, we have agreed to indemnify the Class C Shareholder and our former general partner and its controlling affiliates and any current or former officer or director of any of Blackstone or its subsidiaries, the Class C Shareholder or former general partner and certain other specified persons (collectively, the “Indemnitees”), to the fullest extent permitted by law, against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts incurred by any Indemnitee. We have agreed to provide this indemnification if the Indemnitee acted in good faith and in a manner the Indemnitee reasonably believed to be in or not opposed to the best interests of the Corporation, and with respect to any alleged conduct resulting in a criminal proceeding against the Indemnitee, such person had no reasonable cause to believe that such person’s conduct was unlawful. We have also agreed to provide this indemnification for criminal proceedings.

The Class C Shareholder may transfer its interest in the sole share of Class C Common Stock which could materially alter our operations.
Without the approval of any other shareholder, the Class C Shareholder may transfer the sole outstanding share of our Class C common stock held by it to a third party upon receipt of approval to do so by our board of directors and satisfaction of certain other requirements. Further, the members or other interest holders of the Class C Shareholder may sell or transfer all or part of their outstanding equity or other interests in the Class C Shareholder at any time without our approval. A new holder of our Class C common stock or new controlling members of the Class C Shareholder may appoint directors to our board of directors who have a different philosophy and/or investment objectives from those of our current directors. A new holder of our Class C common stock, new controlling members of the Class C Shareholder and/or the directors they appoint to our board of directors could also have a different philosophy for the management of our business, including the hiring and compensation of our investment professionals. If any of the foregoing were to occur, we could experience difficulty in forming new funds and other investment vehicles and in making new investments, and the value of our existing investments, our business, our results of operations and our financial condition could materially suffer.
We intend to pay regular dividends to holders of our Class A common stock, but our ability to do so may be limited by cash flow from operations and available liquidity, our holding company structure, applicable provisions of Delaware law and contractual restrictions.
Our intention to pay to holders of Class A common stock a quarterly dividend representing approximately 85% of The Blackstone Group Inc.’s share of Distributable Earnings, subject to adjustment by amounts determined by Blackstone’s board of directors to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and our funds, to comply with applicable law, any of its debt instruments or other agreements, or to provide for future cash requirements such as tax-related
payments, clawback obligations and dividends to shareholders for any ensuing quarter. All of the foregoing is subject to the qualification that the declaration and payment of any dividends are at the sole discretion of our board of directors, and may change at any time, including, without limitation, to eliminate such dividends entirely.
The Blackstone Group Inc. is a holding company and has no material assets other than the ownership of the partnership units in Blackstone Holdings held through wholly owned subsidiaries. The Blackstone Group Inc. has no independent means of generating revenue. Accordingly, we intend to cause Blackstone Holdings to make distributions to its partners, including The Blackstone Group Inc.’s wholly owned subsidiaries, to fund any dividends The Blackstone Group Inc. may declare on our Class A common stock.
Our ability to make dividends to our shareholders will depend on a number of factors, including among others general economic and business conditions, our strategic plans and prospects, our business and investment opportunities, our financial condition and operating results, including the timing and extent of our realizations, working capital requirements and anticipated cash needs, contractual restrictions and obligations including fulfilling our current and future capital commitments, legal, tax and regulatory restrictions, restrictions and other implications on the payment of dividends by us to holders of our Class A common stock or payment of distributions by our subsidiaries to us and such other factors as our board of directors may deem relevant. Our ability to pay dividends is also subject to the availability of lawful funds therefor as determined in accordance with the Delaware General Corporation Law.
The amortization of finite-lived intangible assets and
non-cash
equity-based compensation results in expenses that may increase the net loss we record in certain periods or cause us to record a net loss in periods during which we would otherwise have recorded net income.
As of December 31, 2019, we have $397.5 million of finite-lived intangible assets (in addition to $1.9 billion of goodwill), net of accumulated amortization. These finite-lived intangible assets are from the initial public offering (“IPO”) and subsequent business acquisitions. We are amortizing these finite-lived intangibles over their estimated useful lives, which range from three to twenty years, using the straight-line method, with a weighted-average remaining amortization period of 7.9 years as of December 31, 2019. We also record non-cash
equity-based

compensation from grants made in the ordinary course of business and in connection with other business acquisitions. The amortization of these finite-lived intangible assets and of this non-cash
equity-based compensation will increase our expenses during the relevant periods. These expenses may increase the net loss we record in certain periods or cause us to record a net loss in periods during which we would otherwise have recorded net income. A substantial and sustained decline in our share price could result in an impairment of intangible assets or goodwill leading to a further reduction in net income or increase to net loss in the relevant period.
We are required to pay our senior managing directors for most of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of the tax basis step-up
we received as part of the reorganization we implemented in connection with our IPO or receive in connection with future exchanges of our Class A common stock and related transactions.
As part of the reorganization we implemented in connection with our IPO, we purchased interests in our business from our pre-IPO
owners. In addition, holders of partnership units in Blackstone Holdings (other than The Blackstone Group Inc.’s wholly owned subsidiaries), subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for shares of The Blackstone Group Inc.’s Class A common stock on a one-for-one
basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the Blackstone Holdings Partnerships to effect an exchange for a share of common stock. The purchase and subsequent exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Blackstone Holdings that otherwise would not have been available. These increases in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.
We have entered into a tax receivable agreement with our senior managing directors and other pre-IPO
owners that provides for the payment by us to the counterparties of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. In addition, additional tax receivable agreements have been executed, and others may continue to be executed, with newly-admitted Blackstone senior managing directors and certain others who receive Blackstone Holdings Partnership Units. This payment obligation is an obligation of The Blackstone Group Inc. and/or its wholly owned subsidiaries and not of Blackstone Holdings. As such, the cash distributions to public shareholders may vary from holders of Blackstone Holdings Partnership Units (held by Blackstone personnel and others) to the extent payments are made under the tax receivable agreements to selling holders of Blackstone Holdings Partnership Units. As the payments reflect actual tax savings received by Blackstone entities, there may be a timing difference between the tax savings received by Blackstone entities and the cash payments to selling holders of Blackstone Holdings Partnership Units. While the actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the increases in the tax basis of the tangible and intangible assets of Blackstone Holdings, the payments that we may make under the tax receivable agreements will be substantial. The payments under a tax receivable agreement are not conditioned upon a tax receivable agreement counterparty’s continued ownership of us. We may need to incur debt to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreements as a result of timing discrepancies or otherwise.
Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, the tax receivable agreement counterparties will not reimburse us for any payments previously made under the tax receivable agreement. As a result, in certain circumstances payments to the counterparties under the tax receivable agreement could be in excess of our actual cash tax savings. Our ability to achieve benefits from any tax basis increase, and the payments to be made under the tax receivable agreements, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.

If The Blackstone Group Inc. were deemed an “investment company” under the 1940 Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
An entity will generally be deemed to be an “investment company” for purposes of the 1940 Act if: (a) it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, or (b) absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We believe that we are engaged primarily in the business of providing asset management and capital markets services and not in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from each of our businesses is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as an asset management and capital markets firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that The Blackstone Group Inc. is an “orthodox” investment company as defined in section 3(a)(1)(A) of the 1940 Act and described in clause (a) in the first sentence of this paragraph. Furthermore, The Blackstone Group Inc. does not have any material assets other than its equity interests in certain wholly owned subsidiaries, which in turn will have no material assets (other than intercompany debt) other than general partner interests in the Blackstone Holdings Partnerships. These wholly owned subsidiaries are the sole general partners of the Blackstone Holdings Partnerships and are vested with all management and control over the Blackstone Holdings Partnerships. We do not believe the equity interests of The Blackstone Group Inc. in its wholly owned subsidiaries or the general partner interests of these wholly owned subsidiaries in the Blackstone Holdings Partnerships are investment securities. Moreover, because we believe that the capital interests of the general partners of our funds in their respective funds are neither securities nor investment securities, we believe that less than 40% of The Blackstone Group Inc.’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis are comprised of assets that could be considered investment securities. Accordingly, we do not believe The Blackstone Group Inc. is an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C) of the 1940 Act as described in clause (b) in the first sentence of this paragraph. In addition, we believe The Blackstone Group Inc. is not an investment company under section 3(b)(1) of the 1940 Act because it is primarily engaged in a non-investment
company business.
The 1940 Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies. Among other things, the 1940 Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose certain governance requirements. We intend to conduct our operations so that The Blackstone Group Inc. will not be deemed to be an investment company under the 1940 Act. If anything were to happen which would cause The Blackstone Group Inc. to be deemed to be an investment company under the 1940 Act, requirements imposed by the 1940 Act, including limitations on our capital structure, ability to transact business with affiliates (including us) and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among The Blackstone Group Inc., Blackstone Holdings and our senior managing directors, or any combination thereof, and materially adversely affect our business, financial condition and results of operations. In addition, we may be required to limit the amount of investments that we make as a principal or otherwise conduct our business in a manner that does not subject us to the registration and other requirements of the 1940 Act.
We may fail to realize the anticipated benefits of the Conversion or those benefits may take longer to realize than expected or not offset the costs of the Conversion, which could have a material and adverse impact on the trading price of our securities.
We believe that the Conversion has, among other things, made it significantly easier for both domestic and international investors to own our stock, expand our global investor base and drive greater value for all of our shareholders over time. However, over time, the level of investor interest in our Class A common stock may not meet our expectations. For example, benchmark stock indices may change their eligibility requirements in a manner that is adverse to us or otherwise determine not to include our Class A common stock. Moreover, even though we have simplified our tax structure and reporting as a result of the Conversion, and even if we succeed in having our shares included in additional key stock indices, this may not result in the sustained increased demand for our Class A common stock that we initially anticipated. Consequently, we may fail to realize the anticipated benefits of the Conversion or those benefits may take longer to realize than we expect. Moreover, there can be no assurance that the anticipated benefits of the Conversion will offset its costs, which could be greater than we expect, particularly if there were to be an increase in the U.S. federal corporate income tax rate. Our failure to achieve the anticipated benefits of the Conversion at all or in a timely manner, or a failure of any benefits realized to offset its costs, could have a material and adverse impact on the trading price of our securities.
We may from time to time undertake internal reorganizations that may adversely impact our business and results of operations.
On July 1, 2019, we completed the Conversion. From time to time, we may undertake other internal reorganizations in an effort to simplify our organizational structure, streamline our operations or for other operational reasons. Such internal reorganization may involve, among other things, the combination or dissolution of certain of our existing subsidiaries and the creation of new subsidiaries. These transactions could be disruptive to our business, result in significant expense, require regulatory approvals, and fail to result in the intended or expected benefits, any of which could adversely impact our business and results of operations.
Other anti-takeover provisions in our charter documents could delay or prevent a change in control.
In addition to the provisions described elsewhere relating to the Class C Shareholder’s control, other provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a shareholder may consider favorable by, for example:
•	permitting our board of directors to issue one or more series of preferred stock;

•	providing for the loss of voting rights for the Class A common stock;

•	requiring advance notice for shareholder proposals and nominations if they are ever permitted by applicable law;

•	placing limitations on convening shareholder meetings;

•	prohibiting shareholder action by written consent unless such action is consent to by the Class C Shareholder; and

•	imposing super-majority voting requirements for certain amendments to our certificate of incorporation.

These provisions may also discourage acquisition proposals or delay or prevent a change in control.
We expect to pay more corporate income taxes than we paid historically prior to the Conversion.
Since our Conversion, all of the net income attributable to us is subject to U.S. federal (and state and local) corporate income taxes, which we anticipate will have a dilutive impact to Distributable Earnings per share of Class A common stock and net income attributable to us and reduce the amount of cash available for dividends to our Class A common shareholders, although this dilution should initially be mitigated by a tax basis step-up
related to the Conversion. The currently enacted maximum U.S. federal corporate income tax rate is 21%. This rate may increase in the future, which would cause us to pay more corporate income taxes than currently anticipated.
Because all of The Blackstone Group Inc.’s net income is subject to corporate income taxes, we expect the amount of our cash tax savings from future exchanges of Blackstone Holdings Partnership Units for shares of Class A common stock to increase as compared to the cash tax savings historically realized by the Partnership from such exchanges for common units. As a result, we expect the amount the Corporation will be required to pay under the tax receivable agreement (i.e., 85% of cash tax savings it realizes) will in the aggregate over time be higher for exchanges following the Conversion. This would similarly have the effect of increasing the amount of any early termination payment or the amounts due upon the occurrence of an acceleration event, which are determined in part by reference to amounts payable in respect of future exchanges.
Risks Related to Our Common Stock
Our Class A common stock price may decline due to the large number of shares of Class A common stock eligible for future sale and for exchange.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of Class A common stock in the market in the future or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of Class A common stock in the future at a time and at a price that we deem appropriate. We had a total of 673,609,987 shares of Class A common stock outstanding as of February 21, 2020. Subject to the lock-up
restrictions described below, we may issue and sell in the future additional shares of Class A common stock. Limited partners of Blackstone Holdings owned an aggregate of 470,859,228 Blackstone Holdings Partnership Units outstanding as of February 21, 2020. In connection with our initial public offering, we entered into an exchange agreement with holders of Blackstone Holdings Partnership Units (other than The Blackstone Group Inc.’s wholly owned subsidiaries) so that these holders, subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for shares of The Blackstone Group Inc. Class A common stock on a one-for-one
basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. A Blackstone Holdings limited partner must exchange one partnership unit in each of the Blackstone Holdings Partnerships to effect an exchange for a share of Class A common stock. The Class A common stock we issue upon such exchanges would be “restricted securities,” as defined in Rule 144 under the Securities Act, unless we register such issuances. However, we have entered into a registration rights agreement with the limited partners of Blackstone Holdings that requires us to register these shares of Class A common stock under the Securities Act and we have filed registration statements that cover the delivery of Class A common stock issued upon exchange of Blackstone Holdings Partnership Units. See “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence — Transactions with Related Persons — Registration Rights Agreement.” While the partnership agreements of the Blackstone Holdings Partnerships and related agreements contractually restrict the ability of Blackstone personnel to transfer the Blackstone Holdings Partnership Units or The Blackstone Group Inc. Class A common stock they hold and require that they maintain a minimum amount of equity ownership during their employ by us, these contractual provisions may lapse over time or be waived, modified or amended at any time.
As of February 21, 2020, we had granted 16,483,918 outstanding deferred restricted shares of Class A common stock and 34,874,324 outstanding deferred restricted Blackstone Holdings Partnership Units to our non-senior
managing director professionals and senior managing directors under The Blackstone Group Inc. 2007 Amended and Restated 2007 Equity Incentive Plan (“2007 Equity Incentive Plan”). The aggregate number of shares of Class A common stock and Blackstone Holdings Partnership Units (together, “Shares”) covered by our 2007 Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of Shares equal to the positive difference, if any, of (a) 15% of the aggregate number of Shares outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by The Blackstone Group Inc. or its wholly owned subsidiaries) minus (b) the aggregate number of Shares covered by our 2007 Equity Incentive Plan as of such date (unless the administrator of the 2007 Equity Incentive Plan should decide to increase the number of Shares covered by the plan by a lesser amount). An aggregate of 168,989,929 additional Shares were available for grant under our 2007 Equity Incentive Plan as of February 21, 2020. We have filed a registration statement and intend to file additional registration statements on Form
S-8
under the Securities Act to register Class A common stock covered by the 2007 Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form
S-8
registration statement will automatically become effective upon filing. Accordingly, Class A common stock registered under such registration statement will be available for sale in the open market.

In addition, the Blackstone Holdings partnership agreements authorize the wholly owned subsidiaries of The Blackstone Group Inc. which are the general partners of those partnerships to issue an unlimited number of additional partnership securities of the Blackstone Holdings Partnerships with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Blackstone Holdings Partnership Units, and which may be exchangeable for our shares of Class A common stock.
The market price of our Class A common stock may be volatile, which could cause the value of your investment to decline.
Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of Class A common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response the market price of our Class A common stock could decrease significantly. You may be unable to resell your Class A common stock at or above the price you paid for them.
Our certificate of incorporation also provides us with a right to acquire all of the then outstanding shares of Class A common stock under specified circumstances, which may adversely affect the price of our shares of Class A common stock and the ability of holders of shares of Class A common stock to participate in further growth in our stock price.
Our certificate of incorporation provides that, if at any time, less than 10% of the total shares of any class our stock then outstanding (other than Class B common stock and Class C common stock) is held by persons other than the Class C Shareholder and its affiliates, we may exercise our right to call and purchase all of the then outstanding shares of Class A common stock held by persons other than the Class C Shareholder or its affiliates or assign this right to the Class C Shareholder or any of its affiliates. As a result, a shareholder may have his or her shares of Class A common stock purchased from him or her at an undesirable time or price and in a manner which adversely affects the ability of a shareholder to participate in further growth in our stock price.
Item 1B.	Unresolved Staff Comments

None.
Item 2.	Properties

Our principal executive offices are located in leased office space at 345 Park Avenue, New York, New York. As of December 31, 2019, we also leased offices in Dublin, Hong Kong, London, Mumbai, Singapore, Sydney, Tokyo and other cities around the world. We consider these facilities to be suitable and adequate for the management and operations of our business.
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
Blackstone believes that this suit is totally without merit and intends to defend it vigorously.
Item 4.	Mine Safety Disclosures

Not applicable.

Part II.
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “BX.”
The number of holders of record of our Class A common stock as of February 21, 2020 was 70. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers. Blackstone Partners L.L.C. is the sole holder of the single share of Class B common stock outstanding and Blackstone Group Management L.L.C. is the sole holder of the single share of Class C common stock outstanding.
The following table sets forth the quarterly per share dividends earned for the periods indicated. Each quarter’s dividends are declared and paid in the following quarter.

	2019	2018
First Quarter	$0.37	$0.35
Second Quarter	0.48	0.58
Third Quarter	0.49	0.64
Fourth Quarter	0.61	0.58

	$1.95	$2.15

Dividend Policy
Our intention is to pay to holders of Class A common stock a quarterly dividend representing approximately 85% of The Blackstone Group Inc.’s share of Distributable Earnings, subject to adjustment by amounts determined by Blackstone’s board of directors to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and funds, to comply with applicable law, any of its debt instruments or other agreements, or to provide for future cash requirements such as tax-related
payments, clawback obligations and dividends to shareholders for any ensuing quarter. The dividend amount could also be adjusted upwards or downwards in any one quarter. All of the foregoing is subject to the qualification that the declaration and payment of any dividends are at the sole discretion of our board of directors and our board of directors may change our dividend policy at any time, including, without limitation, to reduce such quarterly dividends or even to eliminate such dividends entirely.
For Blackstone’s definition of Distributable Earnings, see “— Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Financial Measures and Indicators.”
Because The Blackstone Group Inc. is a holding company and has no material assets other than its ownership of partnership units in Blackstone Holdings (held through wholly owned subsidiaries), we fund any dividends by The Blackstone Group Inc. by causing Blackstone Holdings to make distributions to its partners, including The Blackstone Group Inc. (through its wholly owned subsidiaries). If Blackstone Holdings makes such distributions, the limited partners of Blackstone Holdings will be entitled to receive equivalent distributions pro-rata
based on their partnership interests in Blackstone Holdings. The Blackstone Group Inc. then dividends its share of such distributions, net of taxes and amounts payable under the tax receivable agreements, to our shareholders on a pro-rata
basis.
Because the publicly traded entity and/or its wholly owned subsidiaries must pay taxes and make payments under the tax receivable agreements described in “— Item 8. Financial Statements and Supplementary Data — Notes to the Consolidated Financial Statements — Note 18. Related Party Transactions,” the amounts ultimately paid as dividends by The Blackstone Group Inc. to common shareholders in respect of each fiscal year are generally expected to be less, on a per share or per unit basis, than the amounts distributed by the Blackstone Holdings Partnerships to the Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships in respect of their Blackstone Holdings Partnership Units. Following the Conversion, we expect to pay more corporate income taxes than we would have as a limited partnership, which will increase this difference in the dividend and/or distribution amounts on a per share or per unit basis.

Dividends are treated as qualified dividends to the extent of Blackstone’s current and accumulated earnings and profits, with any excess dividends treated as a return of capital to the extent of the shareholder’s basis.
In addition, the partnership agreements of the Blackstone Holdings Partnerships provide for cash distributions, which we refer to as “tax distributions,” to the partners of such partnerships if the wholly owned subsidiaries of The Blackstone Group Inc. which are the general partners of the Blackstone Holdings Partnerships determine that the taxable income of the relevant partnership will give rise to taxable income for its partners. Generally, these tax distributions will be computed based on our estimate of the net taxable income of the relevant partnership allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the non-deductibility
of certain expenses and the character of our income). The Blackstone Holdings Partnerships will make tax distributions only to the extent distributions from such partnerships for the relevant year were otherwise insufficient to cover such estimated assumed tax liabilities.
Unit Repurchases in the Fourth Quarter of 2019
The following table sets forth information regarding repurchases of shares of our Class A common stock during the quarter ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands) (a)
Oct. 1 - Oct. 31, 2019	—	$—	—	$864,012
Nov. 1 - Nov. 30, 2019	—	$—	—	$864,012
Dec. 1 - Dec. 31, 2019	1,500,000	$55.22	1,500,000	$781,182

	1,500,000		1,500,000

(a)	On July 16, 2019, our board of directors authorized the repurchase of up to $1.0 billion of Class A common stock and Blackstone Holdings Partnership Units. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. See “— Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 16. Earnings Per Share and Stockholder’s Equity” and “— Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Liquidity” for further information regarding this unit repurchase program.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule
 10b5-1
under the Exchange Act, and similar plans and arrangements relating to our shares and Blackstone Holdings Partnership Units.

Item 6.	Selected Financial Data

The consolidated statements of financial condition and income data as of and for each of the five years ended December 31, 2019 have been derived from our consolidated financial statements. The audited Consolidated Statements of Financial Condition as of December 31, 2019 and 2018 and the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017 are included in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing. The audited Consolidated Statements of Financial Condition as of December 31, 2017, 2016 and 2015 and the Consolidated Statements of Operations for the years ended December 31, 2016 and 2015 are not included in this Form
 10-K.
Historical results are not necessarily indicative of results for any future period.
Effective January 1, 2018, Blackstone adopted new GAAP guidance on revenue recognition and implemented a change in accounting principal related to carried interest and incentive allocations, which are now accounted for under the GAAP guidance for equity method investments and are presented within Total Investment Income in the table below. Historical results for 2017, 2016 and 2015 have been recast to reflect these changes.
The selected consolidated financial data should be read in conjunction with “— Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form
 10-K:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands, Except Per Share Data)
Revenues
Management and Advisory Fees, Net	$3,472,155	$3,027,796	$2,751,322	$2,464,290	$2,566,449
Incentive Fees	129,911	57,540	242,514	149,928	168,554
Total Investment Income	3,473,813	2,903,659	4,144,712	2,381,604	1,844,930
Interest and Dividend Revenue and Other	262,391	844,264	6,467	150,477	102,739

Total Revenues	7,338,270	6,833,259	7,145,015	5,146,299	4,682,672

Expenses
Total Compensation and Benefits	3,067,857	2,674,691	2,933,523	2,202,986	2,296,515
General, Administrative and Other	679,408	594,873	488,582	541,624	600,047
Interest Expense	199,648	163,990	197,486	152,654	144,522
Fund Expenses	17,738	78,486	132,787	52,181	79,499

Total Expenses	3,964,651	3,512,040	3,752,378	2,949,445	3,120,583

Other Income
Change in Tax Receivable Agreement Liability	161,567	—	403,855	—	82,707
Net Gains from Fund Investment Activities	282,829	191,722	321,597	184,750	176,364

Total Other Income	444,396	191,722	725,452	184,750	259,071

Income Before Provision (Benefit) for Taxes	3,818,015	3,512,941	4,118,089	2,381,604	1,821,160
Provision (Benefit) for Taxes	(47,952)	249,390	743,147	132,362	190,398

Net Income	3,865,967	3,263,551	3,374,942	2,249,242	1,630,762
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(121)	(2,104)	13,806	3,977	11,145
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	476,779	358,878	497,439	246,152	219,900
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	1,339,627	1,364,989	1,392,323	960,099	686,529

Net Income Attributable to The Blackstone Group Inc.	$2,049,682	$1,541,788	$1,471,374	$1,039,014	$713,188

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands, Except Per Share Data)
Net Income Per Share of Class A Common Stock
Basic	$3.03	$2.27	$2.21	$1.60	$1.12

Diluted	$3.03	$2.26	$2.21	$1.56	$1.04

Dividends Declared Per Share of Class A Common Stock (a)	$1.92	$2.42	$2.32	$1.66	$2.90

(a)	Dividends declared reflects the calendar date of declaration for each dividend. The fourth quarter dividend, if any, for any fiscal year will be declared and paid in the subsequent fiscal year.

	December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Statement of Financial Condition Data
Total Assets (a)	$32,585,506	$28,924,650	$34,415,919	$26,386,650	$22,510,246
Senior Notes	$4,600,856	$3,471,151	$3,514,815	$3,399,922	$2,797,060
Total Liabilities (a)	$17,482,454	$15,170,564	$20,692,828	$13,879,169	$10,286,836
Redeemable Non-Controlling Interests in Consolidated Entities	$87,651	$141,779	$210,944	$185,390	$183,459
Total Equity/Partners’ Capital	$15,015,401	$13,612,307	$13,512,147	$12,322,091	$12,039,951

(a)	The decrease in Total Assets and Total Liabilities from December 31, 2017 to December 31, 2018 is primarily due to the deconsolidation of CLOs and other fund entities, partially offset by the launch of new consolidated CLOs. The increase in Total Assets and Total Liabilities from December 31, 2016 to December 31, 2017 is principally due to new consolidated CLO vehicles managed by our Credit segment.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with The Blackstone Group Inc.’s consolidated financial statements and the related notes included within this Annual Report on Form
 10-K.
This section of this Form
 10-K
generally discusses 2019 and 2018 items and year to year comparisons between 2019 and 2018. For the discussion of 2018 compared to 2017 see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Blackstone’s Annual Report on Form
 10-K
for the year ended December 31, 2018, which specific discussion is incorporated herein by reference.
Effective July 1, 2019, The Blackstone Group L.P. (the “Partnership”) converted from a Delaware limited partnership to a Delaware corporation, The Blackstone Group Inc. (the “Conversion”). This report includes the results for the Partnership prior to the Conversion and The Blackstone Group Inc. following the Conversion. In this report, references to “Blackstone,” the “Company,” “we,” “us” or “our” refer to (a) The Blackstone Group Inc. and its consolidated subsidiaries following the Conversion and (b) the Partnership and its consolidated subsidiaries prior to the Conversion. All references to shares or per share amounts prior to the Conversion refer to units or per unit amounts. Unless otherwise noted, all references to shares or per share amounts following the Conversion refer to shares or per share amounts of Class A common stock. All references to dividends prior to the Conversion refer to distributions. See “— Organizational Structure.”
Our Business
Blackstone is one of the world’s leading investment firms. Our business is organized into four segments:
•
Real Estate.
Our real estate business is a global leader in real estate investing. Our real estate segment operates as one globally integrated business, with investments in North America, Europe, Asia and Latin America. Our real estate investment teams seek to utilize our global expertise and presence to generate attractive risk-adjusted returns for our investors and to make a positive impact on the communities in which we invest.

Our Blackstone Real Estate Partners (“BREP”) funds are geographically diversified and target a broad range of “opportunistic” real estate and real estate-related investments. The BREP funds include global funds as well as funds focused specifically on Europe or Asia investments. BREP seeks to invest thematically in high-quality assets, focusing where we see outsized growth potential driven by global economic and demographic trends. BREP has made significant investments in logistics, rental housing, office hospitality and retail properties around the world, as well as a variety of real estate operating companies.
Our Blackstone Real Estate Debt Strategies (“BREDS”) vehicles primarily target real estate-related debt investment opportunities. BREDS’ scale and investment mandates enable it to provide a variety of lending and investment options including mezzanine loans, senior loans and liquid securities. The BREDS platform includes a number of high-yield real estate debt funds, liquid real estate debt funds and BXMT, a NYSE-listed real estate investment trust (“REIT”).
Our core+ real estate business includes Blackstone Property Partners (“BPP”) and a non-exchange
traded REIT (“BREIT”). BPP has assembled a global portfolio of high-quality investments across North America, Europe and Asia, which target substantially stabilized assets in prime markets with a focus on industrial, multifamily, office and retail assets. BREIT invests primarily in stabilized income-oriented commercial real estate in the U.S. and to a lesser extent in real estate-related securities.
•
Private Equity.
Our Private Equity segment includes our corporate private equity business, which consists of (a) our flagship private equity funds (Blackstone Capital Partners (“BCP”) funds), (b) our sector-focused private equity funds, including our energy-focused funds (Blackstone Energy Partners (“BEP”) funds) and (c) our Asia-focused fund (Blackstone Capital Partners Asia (“BCP Asia”) fund). In addition, our Private Equity segment includes (a) our core private equity fund, Blackstone Core Equity Partners (“BCEP”),

(b) our opportunistic investment platform that invests globally across asset classes, industries and geographies, Blackstone Tactical Opportunities (“Tactical Opportunities”), (c) our secondary fund of funds business, Strategic Partners Fund Solutions (“Strategic Partners”), (d) our infrastructure-focused funds, Blackstone Infrastructure Partners (“BIP”), (e) our life sciences private investment platform, Blackstone Life Sciences (“BXLS”), (f) a multi-asset investment program for eligible high net worth investors offering exposure to certain of Blackstone’s key illiquid investment strategies through a single commitment, Blackstone Total Alternatives Solution (“BTAS”) and (g) our capital markets services business, Blackstone Capital Markets (“BXCM”).

We are a world leader in private equity investing. Our corporate private equity business, established in 1987, pursues transactions across industries in both established and growth-oriented businesses across the globe. It strives to create value by investing in great businesses where our capital, strategic insight, global relationships and operational support can drive transformation. Our core private equity fund targets control-oriented investments in high-quality companies with durable businesses and seeks to offer a lower level of risk and a longer hold period than traditional private equity.
Tactical Opportunities invests globally across asset classes, industries and geographies, seeking to identify and execute on attractive, differentiated investment opportunities, leveraging the intellectual capital across our various businesses while continuously optimizing its approach in the face of ever-changing market conditions. Strategic Partners is a total fund solutions provider that acquires interests in high-quality private funds from original holders seeking liquidity, makes primary investments and co-investments
with financial sponsors and provides investment advisory services to clients investing in primary and secondary investments in private funds and co-investments.
BIP focuses on investments across all infrastructure sectors, including energy, water and waste and communications. BXLS is our private investment platform with capabilities to invest across the life cycle of companies and products within the life sciences sector.
•
Hedge Fund Solutions.
The principal component of our Hedge Fund Solutions segment is Blackstone Alternative Asset Management (“BAAM”). BAAM is the world’s largest discretionary allocator to hedge funds, managing a broad range of commingled and customized fund solutions since its inception in 1990. The Hedge Fund Solutions segment also includes investment platforms that seed new hedge fund businesses, purchase minority interests in more established general partners and management companies of funds, invest in special situation opportunities, create alternative solutions in the form of daily liquidity products and invest directly.

•
Credit.
The principal component of our Credit segment is GSO Capital Partners (“GSO”). GSO is one of the largest credit-oriented managers in the world and is the largest manager of collateralized loan obligations (“CLOs”) globally. The investment portfolios of the funds GSO manages or sub-advises
predominantly consist of loans and securities of
non-investment
grade companies spread across the capital structure including senior debt, subordinated debt, preferred stock and common equity.

GSO is organized into three overarching strategies: performing credit, distressed and long only. GSO’s performing credit strategies include mezzanine lending funds, middle market direct lending funds, including our business development company (“BDC”) and other performing credit strategy funds. GSO’s distressed strategies include credit alpha strategies, stressed/distressed funds and energy strategies. GSO’s long only strategies consist of CLOs, closed-ended funds, open-ended funds and separately managed accounts.
In addition, our Credit segment includes our publicly traded master limited partnership (“MLP”) investment platform, which is managed by Harvest. Harvest primarily invests capital raised from institutional investors in separately managed accounts and pooled vehicles, investing in publicly traded MLPs holding primarily midstream energy assets in the U.S.

Our insurer-focused platform, BIS, also a part of our Credit segment, partners with insurers to deliver customized and diversified portfolios of Blackstone products across asset classes, including the option for full management of insurance companies’ investment portfolios.
We generate revenue from fees earned pursuant to contractual arrangements with funds, fund investors and fund portfolio companies (including management, transaction and monitoring fees), and from capital markets services. We also invest in the funds we manage and we are entitled to a pro-rata
share of the results of the fund (a
“pro-rata
allocation”). In addition to a
pro-rata
allocation, and assuming certain investment returns are achieved, we are entitled to a disproportionate allocation of the income otherwise allocable to the limited partners, commonly referred to as carried interest (“Performance Allocations”). In certain structures, we receive a contractual incentive fee from an investment fund in the event that specified cumulative investment returns are achieved (an “Incentive Fee”, and together with Performance Allocations, “Performance Revenues”). The composition of our revenues will vary based on market conditions and the cyclicality of the different businesses in which we operate. Net investment gains and investment income generated by the Blackstone Funds are driven by value created by our operating and strategic initiatives as well as overall market conditions. Fair values are affected by changes in the fundamentals of our portfolio company and other investments, the industries in which they operate, the overall economy and other market conditions.
Business Environment
Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Europe, Asia and, to a lesser extent, elsewhere in the world.
2019 was characterized by rising global markets and continued economic expansion, despite uncertainty related to trade disputes, geopolitical risks, and yield curve inversions in the U.S. and around the world.
In the U.S., the S&P 500 increased 29% in 2019. Global and regional equity indices also appreciated in 2019, with the MSCI World Index rising 25% and the MSCI Europe Index up 22%. The MSCI Asia and Emerging Markets Indices trailed slightly, but still finished the year up 16% and 15%, respectively.
All of the major U.S. equity market sectors posted positive returns in 2019, with particular strength in technology stocks, which were up 48% for 2019. Energy stocks lagged the overall market, ending the year up only 8%. The price of West Texas Intermediate crude oil increased 34% in 2019 to $61 per barrel, but declined to $51 in early 2020, while the Henry Hub Natural Gas spot price declined 36% in 2019 to $2.09, and declined further to $1.94 in early 2020. Spot prices for other commodities were mixed, and the Bloomberg Commodity Index increased 5% in 2019.
In fixed income, dovish U.S. monetary policy drove government bond yields lower as the U.S. Federal Reserve lowered the federal funds target range in three rate cuts to
1.5%-1.75%,
noting that the current level would likely be held steady for the foreseeable future given an outlook for moderate economic growth, a strong labor market and low inflation.
Ten-year
U.S. Treasury yields declined 77 basis points to 1.92% in 2019, and declined another 55 basis points to 1.37% in early 2020. The Bloomberg Barclays U.S. Aggregate Index rose 9% and the Credit Suisse U.S. High-Yield Index advanced 14% in 2019. High-yield spreads contracted 161 basis points in 2019, while issuance increased 62% year-over-year.
Volatility moderated slightly in 2019, with the VIX index averaging 15.4, down 5% from the 2018 average, and ending the year at 13.8. Global equity issuance was fairly steady, down 1% in 2019. Merger and acquisition (M&A) activity was also fairly steady, with global announced M&A volumes down 1% in 2019.
The industrial sector remains soft, as industrial production declined 0.9% in the fourth quarter from the year-ago
period. The Institute for Supply Management Manufacturing Purchasing Managers’ Index also declined in the fourth quarter to the lowest level since June 2009, signaling ongoing contraction in the U.S. manufacturing sector.

The U.S. continues to experience low unemployment, with a jobless rate of 3.5% — the lowest level since December 1969. Wage growth continued in the fourth quarter, with average hourly earnings increasing 3.3% year-over-year, based on the three-month average for production and nonsupervisory employees. Although the growth rate moderated from the third quarter of 2019, it remains elevated.
The global growth cycle is in a mature phase and signs of slowdown are evident in certain regions around the world, although most economists continue to expect moderate economic growth in the near term, with limited signals of an imminent recession in the U.S. as consumer and government spending remain healthy. Although the broader outlook remains constructive and progress was made on trade, including a phase one deal with China and the United States-Mexico-Canada Agreement, geopolitical instability continues to pose risk. In particular, the recent outbreak of the novel coronavirus in many countries, which is a rapidly evolving situation, has disrupted global travel and supply chains, and has adversely impacted global commercial activity and a number of industries, such as transportation, hospitality and entertainment. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus, which may have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.
Notable Transactions
On April 10, 2019, Blackstone issued
€
600 million aggregate principal amount of 1.500% Senior Notes maturing on April 10, 2029.
Effective July 1, 2019, The Blackstone Group L.P. converted from a Delaware limited partnership to a Delaware corporation, The Blackstone Group Inc. See “— Organizational Structure.”
On October 10, 2019, Blackstone completed the retirement of its 5.875% Senior Notes maturing on March 15, 2021 (the “2021 Notes”). On September 3, 2019, Blackstone commenced a cash tender offer (the “Tender Offer”) on the notes and subsequently redeemed the non-tendered
notes.
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

Key Financial Measures and Indicators
We manage our business using certain financial measures and key operating metrics since we believe these metrics measure the productivity of our investment activities. We prepare our Consolidated Financial Statements in accordance with GAAP. See “— Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2. Summary of Significant Accounting Policies” and “— Critical Accounting Policies.” Our key
non-GAAP
financial measures and operating indicators and metrics are discussed below.
Distributable Earnings
Distributable Earnings is derived from Blackstone’s segment reported results. Distributable Earnings is used to assess performance and amounts available for dividends to Blackstone shareholders, including Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships. Distributable Earnings is the sum of Segment Distributable Earnings plus Net Interest Income (Loss) less Taxes and Related Payables. Distributable Earnings excludes unrealized activity and is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision (Benefit) for Taxes. See “—
Non-GAAP
Financial Measures” for our reconciliation of Distributable Earnings.
Net Interest Income (Loss) is presented on a segment basis and is equal to Interest and Dividend Revenue less Interest Expense, adjusted for the impact of consolidation of Blackstone Funds, and interest expense associated with the Tax Receivable Agreement.
Taxes and Related Payables represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes excluding the tax impact of any divestitures and including the Payable under the Tax Receivable Agreement.

Segment Distributable Earnings
Segment Distributable Earnings is Blackstone’s segment profitability measure used to make operating decisions and assess performance across Blackstone’s four segments. Segment Distributable Earnings represents the net realized earnings of Blackstone’s segments and is the sum of Fee Related Earnings and Net Realizations for each segment. Blackstone’s segments are presented on a basis that deconsolidates Blackstone Funds, eliminates non-controlling
ownership interests in Blackstone’s consolidated operating partnerships, removes the amortization of intangible assets and removes Transaction-Related Charges. Transaction-Related Charges arise from corporate actions including acquisitions, divestitures and Blackstone’s initial public offering. They consist primarily of equity-based compensation charges, gains and losses on contingent consideration arrangements, changes in the balance of the Tax Receivable Agreement resulting from a change in tax law or similar event, transaction costs and any gains or losses associated with these corporate actions. Segment Distributable Earnings excludes unrealized activity and is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision (Benefit) for Taxes. See “—
Non-GAAP
Financial Measures” for our reconciliation of Segment Distributable Earnings.
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
Fee Related Earnings
Fee Related Earnings is a performance measure used to assess Blackstone’s ability to generate profits from revenues that are measured and received on a recurring basis and not subject to future realization events. Fee Related Earnings equals management and advisory fees (net of management fee reductions and offsets) plus Fee Related Performance Revenues, less (a) Fee Related Compensation on a segment basis, and (b) Other Operating Expenses. Fee Related Earnings is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision (Benefit) for Taxes. See “—
Non-GAAP
Financial Measures” for our reconciliation of Fee Related Earnings.
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
Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization
Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization (“Adjusted EBITDA”), is a supplemental measure used to assess performance derived from Blackstone’s segment results and may be used to assess its ability to service its borrowings. Adjusted EBITDA represents Distributable Earnings plus the addition of (a) Interest Expense on a segment basis, (b) Taxes and Related Payables, and (c) Depreciation and Amortization. Adjusted EBITDA is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision (Benefit) for Taxes. See “—
Non-GAAP
Financial Measures” for our reconciliation of Adjusted EBITDA.
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

Assets Under Management.
Assets Under Management refers to the assets we manage. Our Assets Under Management equals the sum of:
(a)	the fair value of the investments held by our carry funds and our side-by-side
and
co-investment
entities managed by us, plus (1) the capital that we are entitled to call from investors in those funds and entities pursuant to the terms of their respective capital commitments, including capital commitments to funds that have yet to commence their investment periods, or (2) for certain credit-focused funds the amounts available to be borrowed under asset based credit facilities,

(b)	the net asset value of (1) our hedge funds and real estate debt carry funds, BPP, certain co-investments
managed by us, certain credit-focused funds, and our Hedge Fund Solutions drawdown funds (plus, in each case, the capital that we are entitled to call from investors in those funds, including commitments yet to commence their investment periods), and (2) our funds of hedge funds, our Hedge Fund Solutions registered investment companies, and BREIT,

(c)	the invested capital, fair value or net asset value of assets we manage pursuant to separately managed accounts,

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

Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Our funds of hedge funds, hedge funds, funds structured like hedge funds and other open-ended funds in our Hedge Fund Solutions, Credit and Real Estate segments generally have structures that afford an investor the right to withdraw or redeem their interests on a periodic basis (for example, annually or quarterly), typically with 30 to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. Investment advisory agreements related to certain separately managed accounts in our Hedge Fund Solutions and Credit segments, excluding our BIS separately managed accounts, may generally be terminated by an investor on 30 to 90 days’ notice.
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
Consolidated Results of Operations
Following is a discussion of our consolidated results of operations for each of the years in the three-year period ended December 31, 2019. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$	%	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$3,472,155	$3,027,796	$2,751,322	$444,359	15%	$276,474	10%

Incentive Fees	129,911	57,540	242,514	72,371	126%	(184,974)	-76%

Investment Income (Loss)
Performance Allocations
Realized	1,739,000	1,876,507	3,571,811	(137,507)	-7%	(1,695,304)	-47%
Unrealized	1,126,332	561,373	(105,473)	564,959	101%	666,846	N/M
Principal Investments
Realized	393,478	415,862	635,769	(22,384)	-5%	(219,907)	-35%
Unrealized	215,003	49,917	42,605	165,086	331%	7,312	17%

Total Investment Income	3,473,813	2,903,659	4,144,712	570,154	20%	(1,241,053)	-30%

Interest and Dividend Revenue	182,398	171,947	139,696	10,451	6%	32,251	23%
Other	79,993	672,317	(133,229)	(592,324)	-88%	805,546	N/M

Total Revenues	7,338,270	6,833,259	7,145,015	505,011	7%	(311,756)	-4%

Expenses
Compensation and Benefits
Compensation	1,820,330	1,609,957	1,442,485	210,373	13%	167,472	12%
Incentive Fee Compensation	44,300	33,916	105,279	10,384	31%	(71,363)	-68%
Performance Allocations Compensation
Realized	662,942	711,076	1,281,965	(48,134)	-7%	(570,889)	-45%
Unrealized	540,285	319,742	103,794	220,543	69%	215,948	208%

Total Compensation and Benefits	3,067,857	2,674,691	2,933,523	393,166	15%	(258,832)	-9%
General, Administrative and Other	679,408	594,873	488,582	84,535	14%	106,291	22%
Interest Expense	199,648	163,990	197,486	35,658	22%	(33,496)	-17%
Fund Expenses	17,738	78,486	132,787	(60,748)	-77%	(54,301)	-41%

Total Expenses	3,964,651	3,512,040	3,752,378	452,611	13%	(240,338)	-6%

Other Income
Change in Tax Receivable Agreement Liability	161,567	—	403,855	161,567	N/M	(403,855)	-100%
Net Gains from Fund Investment Activities	282,829	191,722	321,597	91,107	48%	(129,875)	-40%

Total Other Income	444,396	191,722	725,452	252,674	132%	(533,730)	-74%

Income Before Provision (Benefit) for Taxes	3,818,015	3,512,941	4,118,089	305,074	9%	(605,148)	-15%
Provision (Benefit) for Taxes	(47,952)	249,390	743,147	(297,342)	N/M	(493,757)	-66%

Net Income	3,865,967	3,263,551	3,374,942	602,416	18%	(111,391)	-3%
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(121)	(2,104)	13,806	1,983	-94%	(15,910)	N/M
Net Income Attributable to Non- Controlling Interests in Consolidated Entities	476,779	358,878	497,439	117,901	33%	(138,561)	-28%
Net Income Attributable to Non- Controlling Interests in Blackstone Holdings	1,339,627	1,364,989	1,392,323	(25,362)	-2%	(27,334)	-2%

Net Income Attributable to The Blackstone Group Inc.	$2,049,682	$1,541,788	$1,471,374	$507,894	33%	$70,414	5%

N/M	Not meaningful.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Revenues
Revenues were $7.3 billion for the year ended December 31, 2019, an increase of $505.0 million compared to $6.8 billion for the year ended December 31, 2018. The increase in Revenues was primarily attributable to increases of $570.2 million in Investment Income, $444.4 million in Management and Advisory Fees, Net and $72.4 million in Incentive Fees, partially offset by a decrease of $592.3 million in Other Revenue.
The increase in Investment Income was primarily attributable to increases in our Real Estate, Credit and Hedge Fund Solutions segments of $1.0 billion, $173.4 million and $53.7 million, respectively, partially offset by a decrease in our Private Equity segment of $632.8 million. The increase in our Real Estate segment was primarily attributable to higher net appreciation of investment holdings in our BREP opportunistic funds. The carrying value of investments for our BREP opportunistic funds increased 17.6% for the year ended December 31, 2019 compared to 9.8% for the year ended December 31, 2018. The increase in our Credit segment was primarily attributable to higher returns in 2019 than in 2018 due to the negative impact of decreases in certain public positions and the volatility in the energy and credit markets in 2018. The increase in our Hedge Fund Solutions segment was primarily driven by higher net appreciation of investments of which Blackstone owns a share. The decrease in our Private Equity segment was primarily due to lower appreciation in corporate private equity. Corporate private equity carrying value increased 9.3% for the year ended December 31, 2019 compared to 19.1% for the year ended December 31, 2018.
The increase in Management and Advisory Fees, Net was primarily due to increases in our Private Equity, Real Estate, Credit and Hedge Fund Solutions segments of $234.4 million, $138.7 million, $37.4 million and $37.3 million, respectively. The increase in our Private Equity segment was primarily due to increases in
Fee-Earning
Assets Under Management in Strategic Partners, BIP and Tactical Opportunities. The increase in our Real Estate segment was primarily due to
Fee-Earning
Asset Under Management growth in our core+ real estate funds and BREDS insurance separately managed accounts, as well as higher management and transaction fees in BXMT. The increase in our Credit segment was primarily due to the launch of several GSO and BIS funds subsequent to the year ended December 31, 2018, including successor flagship funds and multiple long only funds, as well as a full year of management fees on our BDC, partially offset by the receipt of a fixed payment in the first quarter of 2018 in connection with the conclusion of our sub-advisory
relationship with FS Investments. The increase in our Hedge Fund Solutions segment was primarily due to
Fee-Earning
Asset Under Management growth in our individual investor and specialized solutions funds and a reduction of placement fees, which offset Base Management Fees.
The increase in Incentive Fees was primarily due to increases in our Hedge Fund Solutions and Credit segments of $52.8 million and $12.8 million, respectively. The increase in our Hedge Fund Solutions segment was primarily due to higher returns across a number of strategies, including customized solutions, commingled products and individual investor solutions and specialized solutions, compared to the year ended December 31, 2018. The increase in our Credit segment was primarily due to the contribution of a full year of fees from our BDC in 2019.
The decrease in Other Revenue was primarily due to proceeds received during the year ended December 31, 2018 from the conclusion of our sub-advisory
relationship with FS Investments, partially offset by a foreign exchange gain on our euro denominated bonds.
Expenses
Expenses were $4.0 billion for the year ended December 31, 2019, an increase of $452.6 million, compared to $3.5 billion for the year ended December 31, 2018. The increase was primarily attributable to increases in Compensation, Performance Allocations Compensation and General, Administrative and Other Expenses, partially offset by a decrease of $60.7 million in Fund Expenses. The increase of $210.4 million in Compensation was due to the increase in Management and Advisory Fees, Net, on which a portion of compensation is based. The increase of $172.4 million in Performance Allocations Compensation was primarily due to the increase in Investment Income. The increase of $84.5 million in General, Administrative and Other Expenses was primarily due to new business growth, legal and advisory fees associated with the Conversion as well as consulting fees. The decrease of $60.7 million in Fund Expenses was due to a decrease of $61.3 million in our Credit segment primarily from the deconsolidation of certain CLO and other vehicles in 2018.

Other Income
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Other Income was $444.4 million for the year ended December 31, 2019, an increase of $252.7 million, compared to $191.7 million for the year ended December 31, 2018. The increase in Other Income was due to increases of $161.6 million in Change in Tax Receivable Agreement Liability and $91.1 million in Net Gains from Fund Investment Activities.
The increase in Other Income — Change in Tax Receivable Agreement Liability was primarily attributable to the Conversion.
The increase in Other Income — Net Gain from Fund Investment Activities was principally driven by increases of $58.7 million and $52.2 million in our Real Estate and Credit segments, respectively, partially offset by a decrease of $20.9 million in our Private Equity segment. The increase in our Real Estate segment was primarily due to a year-over-year net increase in the appreciation of investments in our BREP opportunistic funds. The increase in our Credit segment was primarily driven by a year-over-year net increase in appreciation of CLOs and other vehicles, partially offset by the deconsolidation of certain CLO and other vehicles during the twelve months ended December 31, 2018. The decrease in our Private Equity segment was primarily due to lower appreciation of investments across the private equity funds.
Provision (Benefit) for Taxes
The following table summarizes Blackstone’s tax position:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in Thousands)
Income Before Provision (Benefit) for Taxes	$3,818,015	$3,512,941	$4,118,089
Provision (Benefit) for Taxes	$(47,952)	$249,390	$743,147
Effective Income Tax Rate	-1.3%	7.1%	18.0%
The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

	Year Ended December 31,			2019 vs. 2018	2018 vs. 2017
	2019	2018	2017
Statutory U.S. Federal Income Tax Rate	21.0%	21.0%	35.0%	—	-14.0%
Income Passed Through to Common Shareholders and Non-Controlling Interest Holders (a)	-13.5%	-15.5%	-25.9%	2.0%	10.4%
State and Local Income Taxes	1.6%	1.8%	1.5%	-0.2%	0.3%
Equity-Based Compensation	—	—	-0.1%	—	0.1%
Change to a Taxable Corporation	-10.3%	—	—	-10.3%	—
Impact of the Tax Reform Bill	—	—	8.3%	—	-8.3%
Change in Valuation Allowance (b)	-0.8%	—	—	-0.8%	—
Other	0.7%	-0.2%	-0.8%	0.9%	0.6%

Effective Income Tax Rate	-1.3%	7.1%	18.0%	-8.4%	-10.9%

(a)	Includes income that was not taxable to Blackstone and its subsidiaries. Such income was directly taxable to shareholders of Blackstone’s Class A common stock for the period prior to the Conversion and remains taxable to Blackstone’s non-controlling
interest holders.
(b)	The Change in Valuation Allowance for the year ended December 31, 2019 represents the change from July 1, 2019 to December 31, 2019, following the change to a taxable corporation.

Blackstone’s Provision (Benefit) for Taxes for the years ended December 31, 2019, 2018 and 2017 was $(48.0) million, $249.4 million and $743.1 million, respectively. This resulted in an effective tax rate of
-1.3%,
7.1% and 18.0%, respectively, based on our Income Before Provision (Benefit) for Taxes of $3.8 billion, $3.5 billion and $4.1 billion, respectively.
The decrease in Blackstone’s effective tax rate for the year ended December 31, 2019, compared with the year ended December 31, 2018 resulted primarily from the tax benefit recorded on the date of the Conversion, which was partially offset by a higher level of income being subject to U.S. federal (and state and local) corporate income taxes following the Conversion.
Additional information regarding our income taxes can be found in “— Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 15. Income Taxes” of this filing.
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
Net Income Attributable to
Non-Controlling
Interests in Blackstone Holdings is derived from the Income Before Provision (Benefit) for Taxes, excluding the Net Gains from Fund Investment Activities and the percentage allocation of the income between Blackstone personnel and others who are limited partners of Blackstone Holdings and Blackstone after considering any contractual arrangements that govern the allocation of income such as fees allocable to Blackstone.
For the years ended December 31, 2019, 2018 and 2017, the Net Income Before Taxes allocated to Blackstone personnel and others who are limited partners of Blackstone Holdings was 43.9%, 44.0% and 44.9%, respectively. The decrease of 0.1% was primarily due to conversions of Blackstone Holdings Partnership Units to shares of Class A common stock and the vesting of shares of Class A common stock.
The Other Income — Reduction of Tax Receivable Agreement Liability was entirely allocated to The Blackstone Group Inc.

Operating Metrics
The following graphs and tables summarize the
Fee-Earning
Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the years ended December 31, 2019, 2018 and 2017. For a description of how Assets Under Management and
Fee-Earning
Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and
Fee-Earning
Assets Under Management.”

Note:    Totals may not add due to rounding.

	Year Ended December 31,
	2019					2018
	Real Estate	Private Equity	Hedge Fund Solutions	Credit	Total	Real Estate	Private Equity	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$93,252,724	$80,008,166	$72,280,606	$96,986,011	$342,527,507	$83,984,824	$70,140,883	$69,914,061	$111,304,230	$335,343,998
Inflows, including Commitments (a)	52,424,662	27,260,480	11,488,234	21,069,189	112,242,565	17,961,223	16,096,543	12,354,410	24,587,957	71,000,133
Outflows, including Distributions (b)	(9,690,143)	(2,352,716)	(11,928,940)	(9,067,554)	(33,039,353)	(2,000,367)	(1,888,223)	(10,278,403)	(27,640,908)	(41,807,901)

Net Inflows (Outflows)	42,734,519	24,907,764	(440,706)	12,001,635	79,203,212	15,960,856	14,208,320	2,076,007	(3,052,951)	29,192,232
Realizations (c)	(11,353,675)	(7,212,993)	(1,153,785)	(5,629,089)	(25,349,542)	(8,781,140)	(4,729,843)	(429,912)	(6,672,539)	(20,613,434)
Market Activity (d)(g)	3,580,569	71,027	4,949,889	3,092,190	11,693,675	2,088,184	388,806	720,450	(4,592,729)	(1,395,289)

Balance, End of Period (e)	$128,214,137	$97,773,964	$75,636,004	$106,450,747	$408,074,852	$93,252,724	$80,008,166	$72,280,606	$96,986,011	$342,527,507

Increase (Decrease)	$34,961,413	$17,765,798	$3,355,398	$9,464,736	$65,547,345	$9,267,900	$9,867,283	$2,366,545	$(14,318,219)	$7,183,509
Increase (Decrease)	37%	22%	5%	10%	19%	11%	14%	3%	-13%	2%
Annualized Base Management Fee Rate (f)	1.04%	1.02%	0.75%	0.56%	0.86%	1.09%	1.00%	0.73%	0.56%	0.84%

	Year Ended December 31,
	2017
	Real Estate	Private Equity	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$72,030,054	$69,110,457	$66,987,553	$68,964,608	$277,092,672
Inflows, including Commitments (a)	23,555,866	8,257,430	10,302,444	55,099,845	97,215,585
Outflows, including Distributions (b)	(2,773,181)	(1,196,502)	(9,777,064)	(4,364,916)	(18,111,663)

Net Inflows	20,782,685	7,060,928	525,380	50,734,929	79,103,922
Realizations (c)	(11,851,866)	(6,558,390)	(2,182,220)	(10,396,313)	(30,988,789)
Market Activity (d)(g)	3,023,951	527,888	4,583,348	2,001,006	10,136,193

Balance, End of Period (e)	$83,984,824	$70,140,883	$69,914,061	$111,304,230	$335,343,998

Increase	$11,954,770	$1,030,426	$2,926,508	$42,339,622	$58,251,326
Increase	17%	1%	4%	61%	21%
Annualized Base Management Fee Rate (f)	1.06%	1.07%	0.74%	0.56%	0.83%

	Year Ended December 31,
	2019					2018
	Real Estate	Private Equity	Hedge Fund Solutions	Credit	Total	Real Estate	Private Equity	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$136,247,229	$130,665,286	$77,814,516	$127,515,286	$472,242,317	$115,340,363	$105,560,576	$75,090,834	$138,136,470	$434,128,243
Inflows, including Commitments (a)	34,190,566	56,836,570	12,242,855	31,107,288	134,377,279	31,478,431	26,639,963	13,278,327	29,578,890	100,975,611
Outflows, including Distributions (b)	(2,664,717)	(1,065,445)	(13,433,702)	(11,629,269)	(28,793,133)	(2,162,958)	(1,617,585)	(10,780,055)	(28,057,658)	(42,618,256)

Net Inflows (Outflows)	31,525,849	55,771,125	(1,190,847)	19,478,019	105,584,146	29,315,473	25,022,378	2,498,272	1,521,232	58,357,355
Realizations (c)	(18,097,899)	(13,540,914)	(1,271,968)	(7,291,045)	(40,201,826)	(14,675,095)	(10,396,611)	(471,931)	(8,516,996)	(34,060,633)
Market Activity (d)(h)	13,480,885	9,990,612	5,386,411	4,639,918	33,497,826	6,266,488	10,478,943	697,341	(3,625,420)	13,817,352

Balance, End of Period (e)	$163,156,064	$182,886,109	$80,738,112	$144,342,178	$571,122,463	$136,247,229	$130,665,286	$77,814,516	$127,515,286	$472,242,317

Increase (Decrease)	$26,908,835	$52,220,823	$2,923,596	$16,826,892	$98,880,146	$20,906,866	$25,104,710	$2,723,682	$(10,621,184)	$38,114,074
Increase (Decrease)	20%	40%	4%	13%	21%	18%	24%	4%	-8%	9%

	Year Ended December 31,
	2017
	Real Estate	Private Equity	Hedge Fund Solutions	Credit	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$101,963,652	$100,189,994	$71,119,718	$93,280,101	$366,553,465
Inflows, including Commitments (a)	23,844,270	12,631,106	12,106,471	59,373,876	107,955,723
Outflows, including Distributions (b)	(1,399,741)	(1,230,409)	(10,661,542)	(6,165,216)	(19,456,908)

Net Inflows	22,444,529	11,400,697	1,444,929	53,208,660	88,498,815
Realizations (c)	(24,527,951)	(15,760,727)	(2,409,985)	(12,487,834)	(55,186,497)
Market Activity (d)(h)	15,460,133	9,730,612	4,936,172	4,135,543	34,262,460

Balance, End of Period (e)	$115,340,363	$105,560,576	$75,090,834	$138,136,470	$434,128,243

Increase	$13,376,711	$5,370,582	$3,971,116	$44,856,369	$67,574,778
Increase	13%	5%	6%	48%	18%

(a)	Inflows represent contributions, capital raised, other increases in available capital (recallable capital, increased side-by-side commitments), purchases, inter-segment allocations and acquisitions.

(b)	Outflows represent redemptions, client withdrawals and decreases in available capital (expired capital, expense drawdowns and decreased side-by-side commitments).

(c)	Realizations represent realizations from the disposition of assets or capital returned to investors from CLOs.

(d)	Market activity includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.

(e)	Assets Under Management are reported in the segment where the assets are managed.

(f)	Represents the annualized current quarter’s Base Management Fee divided by period end Fee-Earning Assets Under Management.

(g)	For the year ended December 31, 2019, the impact to
Fee-Earning
Assets Under Management due to foreign exchange rate fluctuations was $(94.9) million, $(280.6) million and $(375.5) million for the Real Estate, Credit and Total segments, respectively. For the year ended December 31, 2018, the impact to
Fee-Earning
Assets Under Management due to foreign exchange rate fluctuations was $(904.2) million, $(626.6) million and $(1.5) billion for the Real Estate, Credit and Total segments, respectively. For the year ended December 31, 2017, such impact was $1.4 billion, $1.3 million, $1.4 billion and $2.8 billion for the Real Estate, Private Equity, Credit and Total segments, respectively.

(h)	For the year ended December 31, 2019, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(908.4) million, $238.8 million, $(233.0) million and $(902.6) million for the Real Estate, Private Equity, Credit and Total segments, respectively. For the year ended December 31, 2018, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(2.1) billion, $(354.1) million, $(821.9) million and $(3.3) billion for the Real Estate, Private Equity, Credit and Total segments, respectively. For the year ended December 31, 2017, such impact was $3.1 billion, $1.1 billion, $1.8 billion and $5.9 billion for the Real Estate, Private Equity, Credit and Total segments, respectively.

Fee-Earning
Assets Under Management
Fee-Earning
Assets Under Management were $408.1 billion at December 31, 2019, an increase of $65.5 billion, or 19%, compared to $342.5 billion at December 31, 2018. The net increase was due to:
•	Inflows of $112.2 billion related to:

¡	$52.4 billion in our Real Estate segment primarily driven by $20.1 billion from BREP IX, which started its investment period on June 3, 2019 (this amount was reflected in Total Assets Under Management at each capital closing of the fund), $9.8 billion from BREP Europe VI, which started its investment period on October 9, 2019 (this amount was reflected in Total Assets Under Management at each capital closing of the fund), $8.2 billion from BREIT, $5.3 billion from BREDS, $3.1 billion from BPP U.S. and co-investment,
$1.3 billion from BPP Europe and
co-investment
and $970.6 million from BPP Asia,

¡	$27.3 billion in our Private Equity segment driven by $11.7 billion from Strategic Partners, $8.1 billion from BIP, $4.0 billion from Tactical Opportunities, $2.5 billion from core private equity, $492.5 million from corporate private equity and $429.9 million from multi-asset products,

¡	$21.1 billion in our Credit segment driven by $19.0 billion from certain long only and MLP strategies, $5.2 billion from direct lending, $4.8 billion from BIS, $3.7 billion from new CLOs, $2.8 billion from our distressed strategies and $993.8 million from mezzanine funds, partially offset by $16.0 billion of allocations to various strategies, and

¡	$11.5 billion in our Hedge Fund Solutions segment driven by $7.0 billion from individual investor and specialized solutions, $2.8 billion from customized solutions and $1.7 billion from commingled products.

•	Market activity of $11.7 billion due to:

¡	$4.9 billion of market activity in our Hedge Fund Solutions segment driven by returns from BAAM’s Principal Solutions Composite of 8.2% gross (7.3% net),

¡	$3.6 billion of market activity in our Real Estate segment driven by $3.1 billion of appreciation from our core+ real estate funds ($3.0 billion from market appreciation and $50.8 million from foreign exchange appreciation) and $710.1 million of market appreciation from BREDS, partially offset by $145.8 million of foreign exchange depreciation from BREP opportunistic funds, and

¡	$3.1 billion of market activity in our Credit segment driven by $3.4 billion of market appreciation (primarily in certain long only and MLP strategies and BIS), partially offset by $280.6 million of foreign exchange depreciation.

Offsetting these increases were:
•	Outflows of $33.0 billion primarily attributable to:

¡	$11.9 billion in our Hedge Fund Solutions segment driven by $6.3 billion from customized solutions, $3.4 billion from individual investor and specialized solutions and $2.2 billion from commingled products,

¡	$9.7 billion in our Real Estate segment driven by $5.4 billion of uninvested reserves at the end of BREP VIII’s investment period and $2.9 billion of uninvested reserves at the end of BREP Europe V’s investment period (these amounts are still classified as available capital and included in Total Assets Under Management), $693.7 million of redemptions from core+ real estate funds and $583.9 million of redemptions from BREDS liquids funds,

¡	$9.1 billion in our Credit segment driven by $6.6 billion from certain long only and MLP strategies, $1.3 billion from BIS and $493.8 million from our distressed strategies, and

¡	$2.4 billion in our Private Equity segment driven by $978.1 million from core private equity, $440.2 million from multi-asset products, $369.2 million from corporate private equity, $286.4 million from Tactical Opportunities and $194.1 million from BXLS.

•	Realizations of $25.3 billion primarily driven by:

¡	$11.4 billion in our Real Estate segment driven by $5.8 billion from BREP opportunistic funds and co-investment, $3.1 billion from BREDS and $2.5 billion from core+ real estate funds,

¡	$7.2 billion in our Private Equity segment driven by $3.5 billion from corporate private equity, $2.0 billion from Tactical Opportunities and $1.4 billion from Strategic Partners and $260.0 million from core private equity,

¡	$5.6 billion in our Credit segment driven by $1.9 billion from our distressed strategies, $1.4 billion from our mezzanine funds, $904.9 million from capital returned to investors from CLOs that are post their reinvestment periods, $762.9 million from certain long only and MLP strategies and $610.4 million from direct lending, and

¡	$1.2 billion in our Hedge Fund Solutions segment drive by $1.1 billion from individual investor and specialized solutions.

Hedge Fund Solutions had net inflows of $903.7 million from January 1 through February 1, 2020.
Total Assets Under Management
Total Assets Under Management were $571.1 billion at December 31, 2019, an increase of $98.9 billion, or 21%, compared to $472.2 billion at December 31, 2018. The net increase was due to:
•	Inflows of $134.4 billion related to:

¡	$56.8 billion in our Private Equity segment driven by $27.7 billion from corporate private equity primarily due to the initial close for the eighth flagship private equity fund in the first quarter of 2019 (this amount will be reflected in
Fee-Earning
Assets Under Management when the investment period commences), $11.2 billion from Strategic Partners, $8.3 billion from BIP, $5.4 billion from Tactical Opportunities, $3.0 billion from BXLS, $608.3 million from core private equity and $606.9 million from multi-asset products,

¡	$34.2 billion in our Real Estate segment driven by $10.0 billion capital raised from BREP Europe VI, $8.2 billion capital raised from BREIT, $5.2 billion capital raised from BREP IX, $6.0 billion total inflows from BREDS and $3.8 billion from BPP funds,

¡	$31.1 billion in our Credit segment driven by $19.9 billion from certain long only and MLP strategies, $10.3 billion from direct lending, $8.1 billion from BIS, $4.0 billion from our distressed strategies, $3.7 billion from new CLOs and $587.3 million from mezzanine funds, partially offset by $16.0 billion of allocations to various strategies, and

¡	$12.2 billion in our Hedge Fund Solutions segment driven by $6.5 billion from individual investor and specialized solutions, $4.1 billion from customized solutions, and $1.6 billion from commingled products.

•	Market activity of $33.5 billion due to:

¡	$13.5 billion of market activity in our Real Estate segment driven by carrying value increases in our opportunistic and BPP funds of 17.6% and 9.2% for the year, respectively, which includes $908.4 million of foreign exchange depreciation across the segment,

¡	$10.0 billion of market activity in our Private Equity segment driven by carrying value increase in Strategic Partners, Tactical Opportunities and corporate private equity of 17.0%, 13.1% and 9.3%, respectively, which included $238.8 million of foreign exchange appreciation across the segment,

¡	$5.4 billion of market activity in our Hedge Fund Solutions segment driven by reasons noted above in Fee-Earning Assets Under Management, and

¡	$4.6 billion of market activity in our Credit segment driven by $4.9 billion of market appreciation (primarily in certain long only and MLP strategies, BIS, and mezzanine funds), partially offset by $233.0 million of foreign exchange depreciation.

Total Assets Under Management market activity in our Real Estate and Private Equity segments generally represents the change in fair value of the investments held and typically exceeds the
Fee-Earning
Assets Under Management market activity.
Offsetting these increases were:
•	Realizations of $40.2 billion primarily driven by:

¡	$18.1 billion in our Real Estate segment driven by $13.1 billion from BREP opportunistic and co-investment, $2.7 billion from core+ real estate funds and $2.3 billion from BREDS,

¡	$13.5 billion in our Private Equity segment driven by disposition activity across the segment, mainly related to $6.9 billion from corporate private equity, $3.2 billion from Tactical Opportunities, $2.7 billion from Strategic Partners, $418.1 million from core private equity, and $353.9 million from BXLS,

¡	$7.3 billion in our Credit segment driven by $2.8 billion from our distressed strategies, $1.6 billion from our mezzanine funds, $1.1 billion from direct lending, $904.9 million from capital returned to investors from CLOs that are post their reinvestment periods and $788.2 million from certain long only and MLP strategies, and

¡	$1.3 billion in our Hedge Fund Solutions segment driven by $1.2 billion from individual investor and specialized solutions.

Total Assets Under Management realizations in our Real Estate and Private Equity segments generally represent the total proceeds and typically exceed the
Fee-Earning
Assets Under Management realizations which generally represent only the invested capital.

•	Outflows of $28.8 billion primarily attributable to:

¡	$13.4 billion in our Hedge Fund Solutions segment driven by $7.5 billion from customized solutions, $3.4 billion from individual investor and specialized solutions and $2.5 billion from commingled products,

¡	$11.6 billion in our Credit segment driven by $6.9 billion from certain long only and MLP strategies, $1.4 billion from direct lending, $1.3 billion from BIS and $1.2 billion from our distressed strategies,

¡	$2.7 billion in our Real Estate segment driven by the release of uninvested capital in BPP and BREDS, and redemptions from BREDS liquid funds, BPP U.S. and BREIT, and

¡	$1.1 billion in our Private Equity segment driven by $447.1 million from Strategic Partners, $365.2 million from Tactical Opportunities, $268.3 million from corporate private equity and $111.0 million from multi-asset products, partially offset by $145.6 million from BXLS.

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

	December 31,
	2017	2018	2019
	(Dollars in Thousands)
Dry Powder Available for Investment
Real Estate	$32,251,005	$40,627,676	$45,698,155
Private Equity	36,302,497	44,431,881	74,013,156
Hedge Fund Solutions	3,943,358	3,275,768	2,677,748
Credit	22,285,149	24,542,243	28,716,911

	$94,782,009	$112,877,568	$151,105,970

Net Accrued Performance Revenues
The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of December 31, 2019 and 2018. Net Accrued Performance Revenues presented do not include clawback amounts, if any, which are disclosed in Note 19. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing. The Net Accrued Performance Revenues as of each reporting date were principally unrealized; if realized, such amount would be a component of Distributable Earnings.

	December 31,
	2019	2018
	(Dollars in Millions)
Real Estate
BREP IV	$11	$3
BREP V	19	55
BREP VI	81	89
BREP VII	447	484
BREP VIII	674	429
BREP IX	6	—
BREP International II	—	—
BREP Europe IV	167	200
BREP Europe V	193	110
BREP Asia I	152	114
BREP Asia II	22	—
BPP	282	215
BREIT	79	23
BREDS	47	17
BTAS	42	36

Total Real Estate (a)	2,220	1,775

Private Equity
BCP IV	23	72
BCP VI	705	746
BCP VII	471	225
BCP Asia	17	—
BEP I	102	103
BEP II	—	73
Tactical Opportunities	160	155
Strategic Partners	144	94
BCEP	46	19
Clarus	7	—
BTAS	61	41
Other	—	1

Total Private Equity (a)	1,737	1,529

Hedge Fund Solutions	105	24

Credit	252	195

Total Blackstone Net Accrued Performance Revenues	$4,314	$3,523

Note:    Totals may not add due to rounding.
(a)	Real Estate and Private Equity include Co-Investments, as applicable.

For the year ended December 31, 2019 Net Accrued Performance Revenues receivable was increased by Net Accrued Performance Revenues of $1.9 billion and decreased by net realized distributions of $1.1 billion.

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

The following table presents the investment record of our significant drawdown funds from inception through December 31, 2019:

Fund (Investment Period Beginning Date / Ending Date) (a)	Committed Capital	Available Capital (b)	Unrealized Investments			Realized Investments		Total Investments		Net IRRs (d)
			Value	MOIC (c)	% Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Real Estate
Pre-BREP	$140,714	$—	$—	N/A	—	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	—	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	N/A	—	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	74,855	0.1x	50%	4,521,164	2.2x	4,596,019	1.7x	28%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	272,765	1.0x	54%	13,030,719	2.4x	13,303,484	2.3x	12%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,444	—	917,009	2.8x	72%	26,936,728	2.5x	27,853,737	2.5x	13%	13%
BREP VII (Aug 2011 / Apr 2015)	13,496,564	1,906,699	7,262,924	1.6x	8%	22,551,604	2.1x	29,814,528	2.0x	22%	16%
BREP VIII (Apr 2015 / Jun 2019)	16,629,914	3,254,163	18,095,903	1.4x	—	6,838,570	1.7x	24,934,473	1.5x	26%	16%
*BREP IX (Jun 2019 / Dec 2024)	20,634,398	16,859,273	3,907,608	1.0x	—	87,590	N/M	3,995,198	1.0x	N/M	N/M

Total Global BREP	$72,801,901	$22,020,135	$30,531,064	1.4x	5%	$81,501,293	2.2x	$112,032,357	1.9x	18%	16%

BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€—	N/A	—	€1,373,170	2.1x	€1,373,170	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008) (e)	1,629,748	—	3,566	N/A	—	2,572,364	1.8x	2,575,930	1.8x	8%	8%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,167	467,438	581,528	0.8x	—	5,579,325	2.5x	6,160,853	2.1x	21%	14%
BREP Europe IV (Sep 2013 / Dec 2016)	6,709,145	1,339,258	3,091,281	1.6x	—	8,910,480	2.0x	12,001,761	1.9x	23%	17%
BREP Europe V (Dec 2016 / Oct 2019)	7,935,140	1,780,767	7,935,118	1.3x	—	667,050	2.6x	8,602,168	1.4x	51%	16%
*BREP Europe VI (Oct 2019 / Apr 2025)	8,880,497	8,371,719	507,476	1.0x	—	—	N/A	507,476	1.0x	N/A	N/M

Total BREP Europe	€29,183,869	€11,959,182	€12,118,969	1.3x	—	€19,102,389	2.1x	€31,221,358	1.7x	16%	14%

BREP Asia I (Jun 2013 / Dec 2017)	$5,096,361	$1,728,289	$3,774,257	1.6x	15%	$4,049,838	1.9x	$7,824,095	1.7x	21%	15%
*BREP Asia II (Dec 2017 / Jun 2023)	7,208,070	4,785,471	2,787,120	1.2x	—	62,050	1.6x	2,849,170	1.2x	N/M	10%
BREP Co-Investment (f)	7,055,974	170,135	1,587,692	2.1x	—	13,263,050	2.1x	14,850,742	2.1x	15%	16%

Total BREP	$127,001,719	$42,113,862	$52,689,535	1.4x	4%	$122,989,021	2.2x	$175,678,556	1.9x	17%	15%

*Core+ BPP (Various) (g)	29,378,175	689,947	32,420,228	N/A	—	5,877,291	N/A	38,297,519	N/A	N/M	10%
*Core+ BREIT (Various) (h)	12,532,379	N/M	13,104,041	N/A	—	258,935	N/A	13,362,976	N/A	N/M	10%
*BREDS High-Yield (Various) (i)	13,856,187	4,489,213	3,310,277	1.1x	—	11,889,018	1.3x	15,199,295	1.3x	11%	11%

continued...

Fund (Investment Period Beginning Date / Ending Date) (a)	Committed Capital	Available Capital (b)	Unrealized Investments			Realized Investments		Total Investments		Net IRRs (d)
			Value	MOIC (c)	% Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Corporate Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	N/A	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	N/A	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	13,493	N/A	—	2,953,649	1.4x	2,967,142	1.4x	6%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	198,964	178,378	2.5x	—	21,417,821	2.9x	21,596,199	2.9x	36%	36%
BCP V (Dec 2005 / Jan 2011)	21,013,658	1,039,805	736,918	0.7x	45%	37,166,622	1.9x	37,903,540	1.9x	9%	8%
BCP VI (Jan 2011 / May 2016)	15,192,447	1,652,514	12,566,484	1.7x	38%	14,834,583	2.1x	27,401,067	1.9x	18%	12%
*BCP VII (May 2016 / May 2022)	18,819,853	5,048,792	17,566,425	1.4x	1%	1,663,648	1.7x	19,230,073	1.4x	45%	19%
BCP VIII (TBD)	24,500,000	24,500,000	—	N/A	—	—	N/A	—	N/A	N/A	N/A
Energy I (Aug 2011 / Feb 2015)	2,435,285	224,784	1,611,101	1.6x	61%	2,699,524	2.0x	4,310,625	1.8x	18%	12%
*Energy II (Feb 2015 / Feb 2021)	4,913,607	749,717	4,347,043	1.3x	—	278,192	1.8x	4,625,235	1.3x	43%	7%
Energy III (TBD)	4,193,015	4,193,015	—	N/A	—	—	N/A	—	N/A	N/A	N/A
*BCP Asia (Dec 2017 / Dec 2023)	2,397,744	1,310,366	1,028,271	1.3x	6%	54,308	1.7x	1,082,579	1.3x	N/M	25%

Total Corporate Private Equity	$108,563,724	$38,942,532	$38,048,113	1.5x	17%	$95,251,592	2.1x	$133,299,705	1.9x	16%	15%

*Core Private Equity (Jan 2017 / Jan 2021) (j)	4,755,077	1,385,354	4,325,980	1.3x	—	418,053	1.6x	4,744,033	1.3x	37%	15%
Tactical Opportunities
*Tactical Opportunities (Various)	23,654,242	10,157,252	10,351,985	1.2x	11%	8,955,179	1.7x	19,307,164	1.4x	19%	10%
*Tactical Opportunities Co-Investment and Other (Various)	6,885,259	2,352,464	5,409,682	1.3x	4%	1,894,792	1.6x	7,304,474	1.4x	23%	14%

Total Tactical Opportunities	$30,539,501	$12,509,716	$15,761,667	1.3x	9%	$10,849,971	1.7x	$26,611,638	1.4x	20%	11%

Strategic Partners (Secondaries)
Strategic Partners I-V (Various) (k)	11,862,623	1,732,094	1,092,247	N/M	—	16,645,510	N/M	17,737,757	1.5x	N/A	13%
Strategic Partners VI (Apr 2014 / Apr 2016) (k)	4,362,750	1,140,935	1,488,888	N/M	—	3,111,382	N/M	4,600,270	1.5x	N/A	16%
Strategic Partners VII (May 2016 / Mar 2019) (k)	7,489,970	2,506,624	5,556,596	N/M	—	1,546,950	N/M	7,103,546	1.5x	N/A	23%
*Strategic Partners Real Assets II (May 2017 / Mar 2022) (k)	1,749,807	516,372	817,832	N/M	—	271,186	N/M	1,089,018	1.2x	N/A	17%
*Strategic Partners VIII (Mar 2019 / Jul 2023) (k)	10,763,600	5,421,224	3,166,592	N/M	—	53,818	N/M	3,220,410	1.3x	N/A	N/M
*Strategic Partners Real Estate, SMA and Other (Various) (k)	6,606,978	2,096,602	2,498,143	N/M	—	1,189,081	N/M	3,687,224	1.3x	N/A	18%

Total Strategic Partners (Secondaries)	$42,835,728	$13,413,851	$14,620,298	N/M	—	$22,817,927	N/M	$37,438,225	1.5x	N/A	14%

*Infrastructure (Various)	13,659,163	11,309,149	2,407,643	1.0x	53%	—	N/A	2,407,643	1.0x	N/A	N/M
Life Sciences
*Clarus IV (Jan 2018 / Jan 2020)	910,000	547,667	467,471	1.5x	4%	3,323	N/M	470,794	1.5x	N/M	29%
BXLS V (Jan 2020 / Jan 2025)	3,194,630	3,194,630	—	N/A	—	—	N/A	—	N/A	N/A	N/A

continued...

Fund (Investment Period Beginning Date / Ending Date) (a)	Committed Capital	Available Capital (b)	Unrealized Investments			Realized Investments		Total Investments		Net IRRs (d)
			Value	MOIC (c)	% Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Credit (l)
Mezzanine I (Jul 2007 / Oct 2011)	$2,000,000	$97,114	$23,053	1.2x	—	$4,772,316	1.6x	$4,795,369	1.6x	N/A	17%
Mezzanine II (Nov 2011 / Nov 2016)	4,120,000	1,033,255	1,371,238	0.9x	—	5,273,460	1.6x	6,644,698	1.3x	N/A	11%
*Mezzanine III (Sep 2016 / Sep 2021)	6,639,133	2,845,176	4,324,259	1.1x	1%	1,678,739	1.6x	6,002,998	1.2x	N/A	12%
Distressed I (Sep 2009 / May 2013)	3,253,143	85,000	121,458	0.2x	—	5,772,964	1.6x	5,894,422	1.4x	N/A	10%
Distressed II (Jun 2013 / Jun 2018)	5,125,000	573,315	1,160,820	0.6x	9%	4,300,232	1.3x	5,461,052	1.1x	N/A	2%
*Distressed III (Dec 2017 / Dec 2022)	7,356,380	4,962,377	1,772,334	1.0x	1%	866,528	1.4x	2,638,862	1.1x	N/A	11%
Energy I (Nov 2015 / Nov 2018)	2,856,867	1,078,049	1,834,281	1.1x	—	1,013,466	1.7x	2,847,747	1.3x	N/A	10%
*Energy II (Feb 2019 / Feb 2024)	3,616,081	2,973,803	671,512	1.0x	—	30,067	2.3x	701,579	1.1x	N/A	N/M
Euro
European Senior Debt (Feb 2015 / Feb 2019)	€1,964,689	€381,768	€2,028,539	1.1x	2%	€1,159,583	1.5x	€3,188,122	1.2x	N/A	9%
*European Senior Debt II (Jun 2019 / Jun 2024)	€3,403,585	€3,117,425	€292,468	1.0x	—	€—	N/A	€292,468	1.0x	N/A	N/M

Total Credit	$41,095,232	$17,575,933	$13,884,286	1.0x	2%	$25,026,993	1.5x	$38,911,279	1.3x	N/A	11%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

N/M	Not meaningful generally due to the limited time since initial investment.

N/A	Not applicable.

*	Represents funds that are currently in their investment period and open-ended funds.

(a)	Excludes investment vehicles where Blackstone does not earn fees.

(b)	Available Capital represents total investable capital commitments, including side-by-side,
adjusted for certain expenses and expired or recallable capital and may include leverage, less invested capital. This amount is not reduced by outstanding commitments to investments.

(c)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Performance Revenues, divided by invested capital.

(d)	Net Internal Rate of Return (“IRR”) represents the annualized inception to December 31, 2019 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of limited partner cash flows. Initial inception date cash flow may differ from the Investment Period Beginning Date.

(e)	The 8% Realized Net IRR and 8% Total Net IRR exclude investors that opted out of the Hilton investment opportunity. Overall BREP International II performance reflects a 7% Realized Net IRR and a 7% Total Net IRR.

(f)	BREP
Co-Investment
represents
co-investment
capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s
realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues.

(g)	BPP represents the core+ real estate funds which invest with a more modest risk profile and lower leverage.

(h)	Unrealized Investment Value reflects BREIT’s net asset value as of December 31, 2019. Realized Investment Value represents BREIT’s cash distributions, net of servicing fees. BREIT net return reflects a per share blended return, assuming BREIT had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BREIT. These returns are not representative of the returns experienced by any particular investor or share class. Inception to date net returns are presented on an annualized basis and are from January 1, 2017.

(i)	BREDS High-Yield represents the flagship real estate debt drawdown funds only and excludes BREDS High-Grade.

(j)	BCEP, or Blackstone Core Equity Partners, is a core private equity fund which invests with a more modest risk profile and longer hold period.

(k)	Realizations are treated as return of capital until fully recovered and therefore unrealized and realized MOICs are not meaningful. If information is not available on a timely basis, returns are calculated from results that are reported on a three month lag.

(l)	Funds presented represent the flagship credit drawdown funds only. The Total Credit Net IRR is the combined IRR of the credit drawdown funds presented.

Segment Analysis
Discussed below is our Segment Distributable Earnings for each of our segments. This information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources. References to “our” sectors or investments may also refer to portfolio companies and investments of the underlying funds that we manage.

Real Estate
The following table presents the results of operations for our Real Estate segment:

	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$	%	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$1,116,183	$985,399	$872,191	$130,784	13%	$113,208	13%
Transaction and Other Fees, Net	175,831	152,513	82,781	23,318	15%	69,732	84%
Management Fee Offsets	(26,836)	(11,442)	(15,934)	(15,394)	135%	4,492	-28%

Total Management Fees, Net	1,265,178	1,126,470	939,038	138,708	12%	187,432	20%
Fee Related Performance Revenues	198,237	124,502	79,500	73,735	59%	45,002	57%
Fee Related Compensation	(531,259)	(459,430)	(437,311)	(71,829)	16%	(22,119)	5%
Other Operating Expenses	(168,332)	(146,260)	(136,042)	(22,072)	15%	(10,218)	8%

Fee Related Earnings	763,824	645,282	445,185	118,542	18%	200,097	45%

Realized Performance Revenues	1,032,337	914,984	2,141,374	117,353	13%	(1,226,390)	-57%
Realized Performance Compensation	(374,096)	(284,319)	(751,526)	(89,777)	32%	467,207	-62%
Realized Principal Investment Income	79,733	92,525	255,903	(12,792)	-14%	(163,378)	-64%

Net Realizations	737,974	723,190	1,645,751	14,784	2%	(922,561)	-56%

Segment Distributable Earnings	$1,501,798	$1,368,472	$2,090,936	$133,326	10%	$(722,464)	-35%

N/M	Not meaningful.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Segment Distributable Earnings were $1.5 billion for the year ended December 31, 2019, an increase of $133.3 million, or 10%, compared to $1.4 billion for the year ended December 31, 2018. The increase in Segment Distributable Earnings was primarily attributable to increases of $118.5 million in Fee Related Earnings and $14.8 million in Net Realizations.
Segment Distributable Earnings in our Real Estate segment in 2019 were higher compared to 2018. This was primarily driven by growth in
Fee-Earning
Assets Under Management in our core+ real estate funds, an increase in management fees from our BREDS liquids funds, and higher Realized Performance Revenues in BREP and BREIT in 2019 compared to 2018. The market environment continues to be characterized by volatility and macroeconomic and geopolitical concerns, such as uncertainty regarding the next stage of trade negotiations between the U.S. and China and concerns regarding the rate of global growth and the impact of the recent and rapidly evolving outbreak of the novel coronavirus in many countries. We have also seen an increasing focus in certain markets in the U.S. and Europe toward rent regulation as a means to address residential affordability caused by undersupply of housing. Such conditions (which may be across industries, sectors or geographies) may contribute to adverse operating performance, including by moderating rent growth in certain markets in our residential portfolio. Such conditions may also limit attractive realization opportunities for our Real Estate segment. Overall, operating trends in our Real Estate portfolio remain stable and supply-demand fundamentals remain positive in most markets, although decelerating growth in certain sectors, including retail, may contribute to a more challenging operating environment. Factors such as increasing wages and a tight labor market create profit margin pressure in certain sectors in the U.S., including hospitality. Capital deployment in opportunistic investments in the U.S. continues to be challenging, as distress levels are low and asset values are relatively high. Nonetheless, we deployed a record $22.5 billion of capital in our Real Estate segment in 2019, primarily in North America. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “— A period of economic slowdown, which may be across one or more industries, sectors or geographies, could contribute to adverse operating performance for certain of our funds’ investments, which would adversely affect our operating results and cash flows.”

Fee Related Earnings
Fee Related Earnings were $763.8 million for the year ended December 31, 2019, an increase of $118.5 million, or 18%, compared to $645.3 million for the year ended December 31, 2018. The increase in Fee Related Earnings was primarily attributable to increases of $138.7 million in Management Fees, Net and $73.7 million in Fee Related Performance Revenues, partially offset by increases of $71.8 million in Fee Related Compensation and $22.1 million in Other Operating Expenses.
Management Fees, Net were $1.3 billion for the year ended December 31, 2019, an increase of $138.7 million compared to $1.1 billion for the year ended December 31, 2018, primarily driven by an increase in Base Management Fees. Base Management Fees were $1.1 billion for the year ended December 31, 2019, an increase of $130.8 million compared to $985.4 million for the year ended December 31, 2018, primarily due to
Fee-Earning
Assets Under Management growth in our core+ real estate funds and BREDS insurance separately managed accounts, as well as higher management and transaction fees in BXMT.
Fee Related Performance Revenues were $198.2 million for the year ended December 31, 2019, an increase of $73.7 million, compared to $124.5 million for the year ended December 31, 2018. The increase was primarily due to timing of crystallizations in BPP U.S. and an increase in BREIT net asset value.
Fee Related Compensation was $531.3 million for the year ended December 31, 2019, an increase of $71.8 million, compared to $459.4 million for the year ended December 31, 2018. The increase was primarily due to increases in Management and Advisory Fees, Net and Fee Related Performance Fee Revenues on which a portion of Fee Related Compensation is based.
Other Operating Expenses were $168.3 million for the year ended December 31, 2019, an increase of $22.1 million, compared to $146.3 million for the year ended December 31, 2018. The increase was primarily due to consulting fees and other business development costs.
Net Realizations
Net Realizations were $738.0 million for the year ended December 31, 2019, an increase of $14.8 million, compared to $723.2 million for the year ended December 31, 2018. The increase in Net Realizations was primarily attributable to an increase of $117.4 million in Realized Performance Revenues, partially offset by an increase of $89.8 million in Realized Performance Compensation and a decrease of $12.8 million in Realized Principal Investment Income.
Realized Performance Revenues were $1.0 billion for the year ended December 31, 2019, an increase of $117.4 million, compared to $915.0 million for the year ended December 31, 2018. The increase was due to higher Realized Performance Revenues in BREP and BREDS.
Realized Performance Compensation was $374.1 million for the year ended December 31, 2019, an increase of $89.8 million, compared to $284.3 million for the year ended December 31, 2018. The increase was due to the increase in Realized Performance Revenues.
Realized Principal Investment Income was $79.7 million for the year ended December 31, 2019, a decrease of $12.8 million, compared to $92.5 million for the year ended December 31, 2018. The decrease was primarily due to lower Realized Principal Investment Income for BREP VI.
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

The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	Year Ended December 31,						December 31, 2019 Inception to Date
	2019		2018		2017		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP IV	90%	66%	-14%	-12%	3%	3%	48%	28%	22%	12%
BREP V	16%	13%	-6%	-5%	11%	10%	15%	12%	14%	11%
BREP VI	34%	28%	7%	5%	28%	23%	18%	13%	17%	13%
BREP VII	15%	12%	3%	2%	22%	17%	31%	22%	23%	16%
BREP VIII	20%	15%	20%	14%	24%	16%	36%	26%	23%	16%
BREP International II (b)(c)(d)	N/A	N/A	34%	29%	23%	21%	10%	8%	10%	8%
BREP Europe III (b)	1%	-1%	-18%	-15%	25%	20%	30%	21%	23%	14%
BREP Europe IV (b)	13%	10%	20%	14%	33%	26%	32%	23%	23%	17%
BREP Europe V (b)	20%	14%	25%	17%	N/M	N/M	68%	51%	24%	16%
BREP Asia I	19%	14%	10%	7%	27%	19%	29%	21%	22%	15%
BREP Asia II	27%	16%	N/M	N/M	N/A	N/A	N/M	N/M	25%	10%
BREP Co-Investment (e)	20%	13%	-1%	—	24%	22%	17%	15%	18%	16%
BPP (f)	10%	8%	11%	10%	13%	10%	N/M	N/M	12%	10%
BREDS High-Yield (g)	17%	13%	9%	4%	15%	11%	15%	11%	15%	11%
BREDS High-Grade (g)	8%	7%	7%	5%	N/M	N/M	8%	7%	8%	6%
BREDS Liquid (h)	13%	10%	6%	4%	11%	8%	N/A	N/A	11%	8%
BXMT (i)	N/A	25%	N/A	7%	N/A	16%	N/A	N/A	N/A	14%
BREIT (j)	N/A	12%	N/A	8%	N/A	10%	N/A	N/A	N/A	10%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

N/M	Not meaningful generally due to the limited time since initial investment.

N/A	Not applicable.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.

(b)	Euro-based internal rates of return.

(c)	The 8% Realized Net IRR and 8% Total Net IRR exclude investors that opted out of the Hilton investment opportunity. Overall BREP International II Performance reflects a 7% Realized Net IRR and a 7% Total Net IRR.

(d)	For the year ended December 31, 2019, the appreciation of our remaining assets has resulted in the fund exceeding the preferred return.

(e)	BREP
Co-Investment
represents
co-investment
capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s
realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues.

(f)	BPP represents the core+ real estate funds which invest with a more modest risk profile and lower leverage.

(g)	Effective March 31, 2019, the former BREDS Drawdown composite is presented by its components, BREDS High-Yield and BREDS High-Grade. BREDS High-Yield represents the flagship real estate debt drawdown funds and excludes the BREDS High-Grade drawdown fund, which has a different risk-return profile. Inception to date returns are from July 1, 2009 and July 1, 2017 for BREDS High-Yield and BREDS High-Grade, respectively. Prior periods have been updated to reflect this presentation.

(h)	BREDS Liquid represents BREDS funds that invest in liquid real estate debt securities, except funds in liquidation and insurance mandates with specific investment objectives. Effective June 30, 2018, the returns presented represent summarized asset-weighted gross and net rates of return. Inception to Date returns are presented on an annualized basis. Prior periods have been updated to reflect such rates of return.

(i)	Reflects annualized return of a shareholder invested in BXMT as of the beginning of each period presented, assuming reinvestment of all dividends received during the period, and net of all fees and expenses incurred by BXMT. Return incorporates the closing NYSE stock price as of each period end. Inception to date returns are from May 22, 2013.

(j)	Effective September 30, 2019, the BREIT return reflects a per share blended return for each respective period, assuming BREIT had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BREIT. These returns are not representative of the returns experienced by any particular investor or share class. Inception to date returns are presented on an annualized basis and are from January 1, 2017. Prior periods have been updated to reflect BREIT’s per share blended return. The BREIT returns presented in filings prior to September 30, 2019 were for BREIT’s Class S investors.

As of December 31, 2019, BREP IX was not above its carried interest threshold at the fund level. However, certain BREP IX investors have a reduced management fee due to completing their capital commitment process as of the initial closing date, thereby resulting in higher net gains and have exceeded the carried interest threshold this quarter.
The Real Estate segment has two funds in their investment period, which were above their respective carried interest thresholds as of December 31, 2019: BREP Asia II and BREDS III.
Private Equity
The following table presents the results of operations for our Private Equity segment:

	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$	%	$	%
	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees	$986,482	$785,223	$724,818	$201,259	26%	$60,405	8%
Transaction, Advisory and Other Fees, Net	115,174	58,165	57,624	57,009	98%	541	1%
Management Fee Offsets	(37,327)	(13,504)	(18,007)	(23,823)	176%	4,503	-25%

Total Management and Advisory Fees, Net	1,064,329	829,884	764,435	234,445	28%	65,449	9%
Fee Related Compensation	(423,752)	(375,446)	(347,562)	(48,306)	13%	(27,884)	8%
Other Operating Expenses	(160,010)	(133,096)	(120,997)	(26,914)	20%	(12,099)	10%

Fee Related Earnings	480,567	321,342	295,876	159,225	50%	25,466	9%

Realized Performance Revenues	468,992	757,406	1,157,188	(288,414)	-38%	(399,782)	-35%
Realized Performance Compensation	(192,566)	(318,167)	(404,544)	125,601	-39%	86,377	-21%
Realized Principal Investment Income	90,249	109,731	154,837	(19,482)	-18%	(45,106)	-29%

Net Realizations	366,675	548,970	907,481	(182,295)	-33%	(358,511)	-40%

Segment Distributable Earnings	$847,242	$870,312	$1,203,357	$(23,070)	-3%	$(333,045)	-28%

N/M	Not meaningful.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Segment Distributable Earnings were $847.2 million for the year ended December 31, 2019, a decrease of $23.1 million, compared to $870.3 million for the year ended December 31, 2018. The decrease in Segment Distributable Earnings was primarily attributable to a decrease of $182.3 million in Net Realizations, partially offset by an increase of $159.2 million in Fee Related Earnings.

Segment Distributable Earnings in our Private Equity segment in 2019 were lower compared to 2018, primarily driven by a decrease in Realized Performance Revenue in corporate private equity and Strategic Partners, partially offset by an increase in Fee Related Earnings from growth in
Fee-Earning
Assets Under Management in Strategic Partners, BIP and Tactical Opportunities. Stable underlying performance private investment in the corporate private equity portfolio was partially offset by declines in two public holdings. An increased focus on energy sustainability, including potential alternatives to fossil fuels, has exacerbated the impact of weakened market fundamentals in certain energy subsectors, particularly upstream. The persistence of these weakened market fundamentals would negatively impact the performance of certain investments in our energy and corporate private equity funds. The market environment has continued to be characterized by volatility and macroeconomic and geopolitical concerns, such as uncertainty regarding the next stage of trade negotiations between the U.S. and China and concerns regarding the rate of global growth and the impact of the recent and rapidly evolving outbreak of the novel coronavirus in many countries. Such conditions (which may be across industries, sectors or geographies) may contribute to adverse operating performance at our portfolio companies and limit attractive realization opportunities for our Private Equity segment. Factors such as increasing wages, a tight labor market, the imposition of tariffs and overall uncertainty regarding trade policy, create challenges to increasing or maintaining profit margins for U.S. companies, particularly in the industrials and retail sectors. In that connection, adverse wage and trade developments put pressure on our ability to increase profit margins at our U.S. portfolio companies through operational initiatives. The market environment continues to be generally characterized by high prices, and this can make deployment of capital more difficult. Nonetheless, we deployed $26.6 billion of capital across the segment in 2019. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “— A period of economic slowdown, which may be across one or more industries, sectors or geographies, could contribute to adverse operating performance for certain of our funds’ investments, which would adversely affect our operating results and cash flows.”
Fee Related Earnings
Fee Related Earnings were $480.6 million for the year ended December 31, 2019, an increase of $159.2 million, or 50%, compared to $321.3 million for the year ended December 31, 2018. The increase in Fee Related Earnings was primarily attributable to an increase of $234.4 million in Management and Advisory Fees, Net, partially offset by increases of $48.3 million in Fee Related Compensation and $26.9 million in Other Operating Expenses.
Management and Advisory Fees, Net were $1.1 billion for the year ended December 31, 2019, an increase of $234.4 million compared to $829.9 million for the year ended December 31, 2018, primarily driven by an increase in Base Management Fees. Base Management Fees were $986.5 million for the year ended December 31, 2019, an increase of $201.3 million compared to $785.2 million for the year ended December 31, 2018, primarily due to increases in
Fee-Earning
Assets Under Management in Strategic Partners, BIP and Tactical Opportunities.
Fee Related Compensation was $423.8 million for the year ended December 31, 2019, an increase of $48.3 million, compared to $375.4 million for the year ended December 31, 2018. The increase was primarily due to the increase in Management and Advisory Fees, Net, on which a portion of Fee Related Compensation is based.
Other Operating Expenses were $160.0 million for the year ended December 31, 2019, an increase of $26.9 million, compared to $133.1 million for the year ended December 31, 2018. The increase was primarily due to consulting fees and growth in our new business initiatives, including BXLS.
Net Realizations
Net Realizations were $366.7 million for the year ended December 31, 2019, a decrease of $182.3 million, compared to $549.0 million for the year ended December 31, 2018. The decrease in Net Realizations was primarily attributable to decreases of $288.4 million in Realized Performance Revenues and $19.5 million in Realized Principal Investment Income, partially offset by a decrease of $125.6 million in Realized Performance Compensation.

Realized Performance Revenues were $469.0 million for the year ended December 31, 2019, a decrease of $288.4 million, compared to $757.4 million for the year ended December 31, 2018. The decrease was primarily due to lower Realized Performance Revenues in corporate private equity and Strategic Partners.
Realized Principal Investment Income was $90.2 million for the year ended December 31, 2019, a decrease of $19.5 million, compared to $109.7 million for the year ended December 31, 2018. The decrease was primarily due to a decrease of Realized Principal Investment Income in corporate private equity.
Realized Performance Compensation was $192.6 million for the year ended December 31, 2019, a decrease of $125.6 million, compared to $318.2 million for the year ended December 31, 2018. The decrease was due to the decrease in Realized Performance Revenues.
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
The following table presents the internal rates of return of our significant private equity funds:

	Year Ended December 31,						December 31, 2019 Inception to Date
	2019		2018		2017		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	68%	51%	6%	5%	1%	1%	50%	36%	50%	36%
BCP V	-14%	-4%	-6%	-5%	12%	9%	11%	9%	10%	8%
BCP VI	4%	3%	17%	14%	27%	22%	24%	18%	17%	12%
BCP VII	24%	18%	43%	28%	29%	12%	64%	45%	31%	19%
BEP I	—	—	18%	15%	16%	13%	22%	18%	15%	12%
BEP II	-5%	-3%	32%	20%	15%	6%	59%	43%	13%	7%
BCOM	-22%	-23%	3%	2%	-3%	-4%	13%	6%	13%	6%
BCEP	24%	20%	N/M	N/M	N/M	N/M	41%	37%	18%	15%
Tactical Opportunities	10%	6%	13%	9%	16%	13%	23%	19%	14%	10%
Tactical Opportunities Co-Investment and Other	15%	14%	13%	11%	28%	21%	26%	23%	16%	14%
Strategic Partners I-V (b)	—	-1%	9%	6%	12%	11%	N/A	N/A	16%	13%
Strategic Partners VI (b)	-4%	-5%	18%	15%	15%	12%	N/A	N/A	21%	16%
Strategic Partners VII (b)	12%	10%	32%	26%	103%	82%	N/A	N/A	30%	23%
Strategic Partners Real Assets II (b)	21%	17%	33%	22%	N/M	N/M	N/A	N/A	23%	17%
Strategic Partners Real Estate, SMA and Other (b)	19%	18%	15%	13%	22%	17%	N/A	N/A	21%	18%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

N/M	Not meaningful generally due to the limited time since initial investment.

N/A	Not applicable.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.

(b)	Realizations are treated as return of capital until fully recovered and therefore inception to date realized returns are not applicable. Returns are calculated from results that are reported on a three month lag.

The corporate private equity funds within the Private Equity segment have five funds with closed investment periods: BCP IV, BCP V, BCP VI, BCOM and BEP I. As of December 31, 2019, BCP IV was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes based on the timings of fund closings, the BCP V “main fund” and BCP
 V-AC
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
Hedge Fund Solutions
The following table presents the results of operations for our Hedge Fund Solutions segment:

	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$	%	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$556,730	$519,782	$516,048	$36,948	7%	$3,734	1%
Transaction and Other Fees, Net	3,533	3,180	2,980	353	11%	200	7%
Management Fee Offsets	(138)	(93)	(93)	(45)	48%	—	—

Total Management Fees, Net	560,125	522,869	518,935	37,256	7%	3,934	1%
Fee Related Compensation	(151,960)	(162,172)	(146,924)	10,212	-6%	(15,248)	10%
Other Operating Expenses	(81,999)	(77,772)	(68,265)	(4,227)	5%	(9,507)	14%

Fee Related Earnings	326,166	282,925	303,746	43,241	15%	(20,821)	-7%

Realized Performance Revenues	126,576	42,419	154,343	84,157	198%	(111,924)	-73%
Realized Performance Compensation	(24,301)	(21,792)	(40,707)	(2,509)	12%	18,915	-46%
Realized Principal Investment Income	21,707	17,039	9,074	4,668	27%	7,965	88%

Net Realizations	123,982	37,666	122,710	86,316	229%	(85,044)	-69%

Segment Distributable Earnings	$450,148	$320,591	$426,456	$129,557	40%	$(105,865)	-25%

N/M	Not meaningful.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Segment Distributable Earnings were $450.1 million for the year ended December 31, 2019, an increase of $129.6 million, or 40%, compared to $320.6 million for the year ended December 31, 2018. The increase in Segment Distributable Earnings was primarily attributable to increases of $86.3 million in Net Realizations and $43.2 million in Fee Related Earnings.
Segment Distributable Earnings in our Hedge Fund Solutions segment in 2019 were higher compared to 2018. This increase was primarily driven by an increase in Realized Performance Revenues due to higher returns across a number of strategies in 2019 compared to 2018, and growth in
Fee-Earning
Assets Under Management in

individual investor and specialized solutions and a reduction in placement fees, which offset Base Management Fees. Segment Distributable Earnings in the Hedge Fund Solutions segment would likely be negatively impacted in the event of a significant or sustained decline in global, regional or sector asset prices, or a prolonged weak equity market environment, which may be caused by concerns over macroeconomic and geopolitical factors such as uncertainty regarding the next stage of trade negotiations between the U.S. and China and concerns regarding the rate of global growth and the impact of the recent and rapidly evolving outbreak of the novel coronavirus in many countries. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition,” “— A period of economic slowdown, which may be across one or more industries, sectors or geographies, could contribute to adverse operating performance for certain of our funds’ investments, which would adversely affect our operating results and cash flows” and “— Hedge fund investments are subject to numerous additional risks.” In an equity market environment that has in recent years been characterized by relatively low volatility, investors may choose to reallocate capital away from traditional hedge fund strategies. Our Hedge Fund Solutions segment operates multiple business lines, manages strategies that are both long and short asset classes and generates a majority of its revenue through management fees. In that regard, the segment’s revenues will depend in part on our ability to successfully grow such existing diverse business lines and strategies, and identify new ones to meet evolving investor appetites. Over time we anticipate an increasing change in the mix of our product offerings to products whose performance-based fees represent a more significant proportion of the fees than has historically been the case for such products.
Fee Related Earnings
Fee Related Earnings were $326.2 million for the year ended December 31, 2019, an increase of $43.2 million, or 15%, compared to $282.9 million for the year ended December 31, 2018. The increase in Fee Related Earnings was primarily attributable to an increase of $37.3 million in Management Fees, Net and a decrease of $10.2 million in Fee Related Compensation.
Management Fees, Net were $560.1 million for the year ended December 31, 2019, an increase of $37.3 million, compared to $522.9 million for the year ended December 31, 2018, primarily driven by an increase in Base Management Fees. Base Management Fees were $556.7 million for the year ended December 31, 2019, an increase of $36.9 million, compared to $519.8 million for the year ended December 31, 2018, primarily due to
Fee-Earning
Asset Under Management growth in our individual investor and specialized solutions and a reduction in placement fees, which offset Base Management Fees.
Fee Related Compensation was $152.0 million for the year ended December 31, 2019, a decrease of $10.2 million, compared to $162.2 million for the year ended December 31, 2018. The decrease was primarily due to changes in compensation accruals.
Net Realizations
Net Realizations were $124.0 million for the year ended December 31, 2019, an increase of $86.3 million, or 229%, compared to $37.7 million for the year ended December 31, 2018. The increase in Net Realizations was primarily attributable to an increase of $84.2 million in Realized Performance Revenues.
Realized Performance Revenues were $126.6 million for the year ended December 31, 2019, an increase of $84.2 million, compared to $42.4 million for the year ended December 31, 2018. The increase was primarily driven by higher returns across a number of strategies, including customized solutions, commingled products and individual investor and specialized solutions, compared to the year ended December 31, 2018.

Operating Metrics
The following table presents information regarding our Invested Performance Revenue Eligible Assets Under Management:

	Invested Performance Revenue Eligible Assets Under Management			Estimated % Above High Water Mark/Benchmark (a)
	December 31,			December 31,
	2019	2018	2017	2019	2018	2017
	(Dollars in Thousands)
Hedge Fund Solutions Managed Funds (b)	$43,789,081	$42,393,275	$41,238,330	91%	46%	91%

(a)	Estimated % Above High Water Mark/Benchmark represents the percentage of Invested Performance Revenue Eligible Assets Under Management that as of the dates presented would earn performance fees when the applicable Hedge Fund Solutions managed fund has positive investment performance relative to a benchmark, where applicable. Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark or clear a benchmark return, thereby resulting in an increase in Estimated % Above High Water Mark/Benchmark.

(b)	For the Hedge Fund Solutions managed funds, at December 31, 2019, the incremental appreciation needed for the 9% of Invested Performance Revenue Eligible Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $504.3 million, a decrease of $352.4 million, compared to $856.7 million at December 31, 2018. Of the Invested Performance Revenue Eligible Assets Under Management below their respective High Water Marks/Benchmarks as of December 31, 2019, 33% were within 5% of reaching their respective High Water Mark.

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
The following table presents the return information of the BAAM Principal Solutions Composite:

	Average Annual Returns (a)
	Periods Ended December 31, 2019
	One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Principal Solutions Composite (b)	8%	7%	6%	5%	5%	4%	7%	6%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.

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
non-fee-paying
assets (in the case of net returns) are excluded from the composite. The historical return is from January 1, 2000.

Credit
The following table presents the results of operations for our Credit segment:

	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$	%	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$586,535	$553,921	$567,334	$32,614	6%	$(13,413)	-2%
Transaction and Other Fees, Net	19,882	15,640	13,431	4,242	27%	2,209	16%
Management Fee Offsets	(11,813)	(12,332)	(32,382)	519	-4%	20,050	-62%

Total Management Fees, Net	594,604	557,229	548,383	37,375	7%	8,846	2%
Fee Related Performance Revenues	13,764	(666)	89,945	14,430	N/M	(90,611)	N/M
Fee Related Compensation	(229,607)	(219,098)	(253,842)	(10,509)	5%	34,744	-14%
Other Operating Expenses	(160,801)	(131,200)	(99,562)	(29,601)	23%	(31,638)	32%

Fee Related Earnings	217,960	206,265	284,924	11,695	6%	(78,659)	-28%

Realized Performance Revenues	32,737	96,962	194,902	(64,225)	-66%	(97,940)	-50%
Realized Performance Compensation	(12,972)	(53,863)	(100,834)	40,891	-76%	46,971	-47%
Realized Principal Investment Income	32,466	16,763	16,380	15,703	94%	383	2%

Net Realizations	52,231	59,862	110,448	(7,631)	-13%	(50,586)	-46%

Segment Distributable Earnings	$270,191	$266,127	$395,372	$4,064	2%	$(129,245)	-33%

N/M	Not meaningful.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Segment Distributable Earnings were $270.2 million for the year ended December 31, 2019, an increase of $4.1 million, compared to $266.1 million for the year ended December 31, 2018. The increase in Segment Distributable Earnings was primarily attributable to an increase of $11.7 million in Fee Related Earnings, partially offset by a decrease of $7.6 million in Net Realizations.
Segment Distributable Earnings in our Credit segment in 2019 were higher compared to 2018, driven in part by higher Fee Related Earnings as a result of the launch of several GSO and BIS funds in 2019, as well as a full year of management fees from the BDC. This was partially offset by lower Realized Performance Revenue due to a mezzanine fund crossing its carry threshold at the end of 2017, which resulted in higher Realized Performance in 2018 compared to 2019. In a distressed market that continues to be challenged, our performing credit strategies delivered a 13% gross return in 2019 and our distressed strategies declined 4.0%, largely driven by decreases in certain upstream energy positions. An increased focus on energy sustainability, including potential alternatives to fossil fuels, has exacerbated the impact of weakened market fundamentals in certain energy subsectors, particularly upstream. The persistence of weakened market fundamentals in the energy sector or in the credit markets more broadly, including as a result of concerns regarding the impact of the recent and rapidly evolving outbreak of the novel coronavirus in many countries, would negatively impact the performance of certain Credit segment investments. Our Credit segment deployed $10.2 billion of capital in 2019. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “— A period of economic slowdown, which may be across one or more industries, sectors or geographies, could contribute to adverse operating performance for certain of our funds’ investments, which would adversely affect our operating results and cash flows.”

Fee Related Earnings
Fee Related Earnings were $218.0 million for the year ended December 31, 2019, an increase of $11.7 million, compared to $206.3 million for the year ended December 31, 2018. The increase in Fee Related Earnings was primarily attributable to increases of $37.4 million in Management Fees, Net and $14.4 million in Fee Related Performance Revenues, partially offset increases of $29.6 million in Other Operating Expenses and $10.5 million in Fee Related Compensation.
Management Fees, Net were $594.6 million for the year ended December 31, 2019, an increase of $37.4 million, compared to $557.2 million for the year ended December 31, 2018, primarily driven by an increase in Base Management Fees. Base Management Fees were $586.5 million for the year ended December 31, 2019, an increase of $32.6 million, compared to $553.9 million for the year ended December 31, 2018. The increase was primarily due to the launch of several GSO and BIS funds subsequent to the year ended December 31, 2018, including successor flagship funds and multiple long only funds, as well as a full year of management fees on our BDC, partially offset by the receipt of a fixed payment in the first quarter of 2018 in connection with the conclusion of our sub-advisory
relationship with FS Investments.
Fee Related Performance Revenues were $13.8 million for the year ended December 31, 2019, an increase of $14.4 million, compared to $(0.7) million for the year ended December 31, 2018. The increase was due to the ramp up of our BDC.
Other Operating Expenses were $160.8 million for the year ended December 31, 2019, an increase of $29.6 million, compared to $131.2 million for the year ended December 31, 2018. The increase was primarily due to the growth in our new business initiatives, including BIS and the direct lending platform.
Fee Related Compensation was $229.6 million for the year ended December 31, 2019, an increase of $10.5 million, compared to $219.1 million for the year ended December 31, 2018. The increase was primarily due to the increase in Management Fees, Net, on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $52.2 million for the year ended December 31, 2019, a decrease of $7.6 million, compared to $59.9 million for the year ended December 31, 2018. The decrease in Net Realizations was primarily attributable to a decrease of $64.2 million in Realized Performance Revenues, partially offset by a decrease of $40.9 million in Realized Performance Compensation and an increase of $15.7 million in Realized Principal Investment Income.
Realized Performance Revenues were $32.7 million for the year ended December 31, 2019, a decrease of $64.2 million, compared to $97.0 million for the year ended December 31, 2018. The decrease was primarily attributable to a mezzanine fund crossing its carry threshold during the fourth quarter of 2017, resulting in higher Realized Performance Revenues in the year ended December 31, 2018 compared to the year ended December 31, 2019.
Realized Performance Compensation was $13.0 million for the year ended December 31, 2019, a decrease of $40.9 million, compared to $53.9 million for the year ended December 31, 2018. The decrease was due to the decrease in Realized Performance Revenues.
Realized Principal Investment Income was $32.5 million for the year ended December 31, 2019, an increase of $15.7 million, compared to $16.8 million for the year ended December 31, 2018. The increase was driven by the realized gain on our Corporate Treasury Investments.
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

The following table presents combined internal rates of return of the segment’s performing credit and distressed strategies funds:

	Year Ended December 31,						Inception to December 31, 2019
	2019		2018		2017		Total
Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Performing Credit Strategies (b)	13%	10%	9%	6%	11%	6%	14%	9%
Distressed Strategies (c)	-4%	-6%	-2%	-2%	9%	6%	10%	6%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Allocations, net of tax advances.

(b)	Performing Credit Strategies include mezzanine lending funds, middle market direct lending funds, including our BDC, and other performing credit strategy funds. Performing Credit Strategies’ returns represent the IRR of the combined cash flows of the fee-earning
funds exceeding $100 million of fair value at each respective quarter end as well as the Blackstone Funds that were contributed to GSO as part of Blackstone’s acquisition of GSO in March 2008. Effective December 31, 2019 Performing Credit Strategies’ returns exclude funds in liquidation. The inception to date returns are from July 16, 2007. Prior periods have been updated to reflect this presentation.

(c)	Distressed Strategies include stressed/distressed funds, credit alpha strategies and energy strategies. Distressed Strategies’ returns represent the IRR of the combined cash flows of the fee-earning
funds exceeding $100 million of fair value at each respective quarter end. Effective December 31, 2019 Distressed Strategies’ returns exclude funds in liquidation. The inception to date returns are from August 1, 2005. Prior periods have been updated to reflect this presentation.

As of December 31, 2019, there was $18.7 billion of Performance Revenue Eligible Assets Under Management invested in Credit strategies that were above the hurdle necessary to generate Incentive Fees or Performance Allocations. This represented 38% of the total Performance Revenue Eligible Assets Under Management across all Credit strategies.
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
non-controlling
interests.

(d)	This adjustment removes Unrealized Performance Revenues on a segment basis. The Segment Adjustment represents the add back of performance revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in Thousands)
GAAP Unrealized Performance Allocations	$1,126,332	$561,373	$(105,473)
Segment Adjustment	336	(210)	41

Unrealized Performance Revenues	$1,126,668	$561,163	$(105,432)

(e)	This adjustment removes Unrealized Performance Allocations Compensation.

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
non-controlling
interests.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in Thousands)
GAAP Unrealized Principal Investment Income	$215,003	$49,917	$42,605
Segment Adjustment	(101,676)	(115,768)	(173,811)

Unrealized Principal Investment Income (Loss)	$113,327	$(65,851)	$(131,206)

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
sub-advisory
relationship with FS Investments’ funds.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in Thousands)
GAAP Other Revenue	$79,993	$672,317	$(133,229)
Segment Adjustment	(546)	(582,849)	(6,822)

Other Revenues	$79,447	$89,468	$(140,051)

(h)	This adjustment removes Equity-Based Compensation on a segment basis.

(i)	Taxes represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and adjusted to exclude the tax impact of any divestitures. Related Payables represent tax-related
payables including the amount payable under the Tax Receivable Agreement.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in Thousands)
Taxes	$140,416	$90,022	$101,531
Related Payables	55,743	63,843	88,457

Taxes and Related Payables	$196,159	$153,865	$189,988

(j)	This adjustment removes Interest and Dividend Revenue less Interest Expense on a segment basis. The Segment Adjustment represents (1) the add back of Other Revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of interest expense associated with the Tax Receivable Agreement.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in Thousands)
GAAP Interest and Dividend Revenue	$182,398	$171,947	$139,696
Segment Adjustment	10,195	9,816	3,224

Interest and Dividend Revenue	192,593	181,763	142,920

GAAP Interest Expense	199,648	163,990	197,486
Segment Adjustment	(4,614)	(4,152)	(4,648)

Interest Expense	195,034	159,838	192,838

Net Interest Income (Loss)	$(2,441)	$21,925	$(49,918)

(k)	This adjustment removes the total segment amounts of Realized Performance Revenues.

(l)	This adjustment removes the total segment amounts of Realized Performance Compensation.

(m)	This adjustment removes the total segment amount of Realized Principal Investment Income.

(n)	This adjustment adds back Interest Expense on a segment basis.

The following tables are a reconciliation of Total GAAP Investments to Net Accrued Performance Revenues. Total GAAP Investments and Net Accrued Performance Revenues consist of the following:

	December 31,
	2019	2018
	(Dollars in Thousands)
Investments of Consolidated Blackstone Funds	$8,380,698	$8,376,338
Equity Method Investments
Partnership Investments	4,035,675	3,649,423
Accrued Performance Allocations	7,180,449	5,883,924
Corporate Treasury Investments	2,419,587	2,206,493
Other Investments	265,273	260,853

Total GAAP Investments	$22,281,682	$20,377,031

Accrued Performance Allocations - GAAP	$7,180,449	$5,883,924
Impact of Consolidation (a)	384	—
Due From Affiliates - GAAP (b)	154,980	33,419
Less: Accrued Performance Compensation - GAAP (c)	(3,021,899)	(2,394,747)

Net Accrued Performance Revenues	$4,313,914	$3,522,596

(a)	This adjustment adds back investments in consolidated Blackstone Funds which have been eliminated in consolidation.

(b)	Represents GAAP accrued performance revenue recorded within Due from Affiliates.

(c)	Represents GAAP accrued performance compensation associated with Accrued Performance Allocations and is recorded within Accrued Compensation and Benefits and Due to Affiliates.

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
Fluctuations in our statement of financial condition result primarily from activities of the Blackstone Funds that are consolidated as well as business transactions, such as the issuance of senior notes described below. The majority economic ownership interests of the Blackstone Funds are reflected as Redeemable
Non-Controlling
Interests in Consolidated Entities, and
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
Total assets were $32.6 billion as of December 31, 2019, an increase of $3.7 billion, or 13%, from December 31, 2018. The increase in total assets was principally due to an increase of $3.6 billion in total assets attributable to the consolidated operating partnerships. The increase in total assets attributable to the consolidated operating partnerships was primarily due to increases of $1.9 billion in Investments, $595.2 million in Due from Affiliates and $471.1 million in
Right-of-Use
Assets. The increase in Investments was primarily due to appreciation in the value of Blackstone’s interests in its real estate and private equity investments. The increase in Due from Affiliates was primarily due to management fees, performance revenues and reimbursable expenses from non-consolidated
entities and portfolio companies. Effective January 1, 2019, Blackstone adopted new GAAP guidance on the accounting for leases on a modified retrospective basis. See Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing. The adoption resulted in the recognition of
Right-of-Use
Assets of $471.1 million as of December 31, 2019. The other net variances of the assets attributable to the consolidated operating partnerships were relatively unchanged.
Total liabilities were $17.5 billion as of December 31, 2019, an increase of $2.3 billion, or 15%, from December 31, 2018. The increase in total liabilities was principally due to an increase of $2.4 billion in total liabilities attributable to the consolidated operating partnerships. The increase in total liabilities attributable to the consolidated operating partnerships was primarily due to increases of $1.1 billion in Loans Payable, $853.9 million in Accrued Compensation and Benefits and $543.0 million in Operating Lease Liability. The increase in Loans Payable was due to the issuance of
€
600 million of notes on April 10, 2019 and $500 million and $400 million of notes on September 10, 2019. The increase in Accrued Compensation and Benefits was primarily due to an increase in performance compensation. Effective January 1, 2019, Blackstone adopted new GAAP guidance on the accounting for leases on a modified retrospective basis. The adoption resulted in the recognition of Operating Lease Liabilities of $543.0 million as of December 31, 2019. The other net variances of the liabilities attributable to the consolidated operating partnerships were relatively unchanged.
Sources and Uses of Liquidity
We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in our businesses, the proceeds from our issuances of senior notes, liquid investments we hold on our balance sheet and access to our $1.6 billion committed revolving credit facility. As of December 31, 2019, Blackstone had $2.2 billion in cash and cash equivalents, $2.4 billion invested in corporate treasury investments, against $4.7 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.

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
In addition to the cash we received from our notes offerings and availability under our revolving credit facility, we expect to receive (a) cash generated from operating activities, (b) Performance Allocations and Incentive Fee realizations, and (c) realizations on the fund investments that we make. The amounts received from these three sources in particular may vary substantially from year to year and quarter to quarter depending on the frequency and size of realization events or net returns experienced by our investment funds. Our available capital could be adversely affected if there are prolonged periods of few substantial realizations from our investment funds accompanied by substantial capital calls for new investments from those investment funds. Therefore, Blackstone’s commitments to our funds are taken into consideration when managing our overall liquidity and cash position.
We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses, which principally includes funding our general partner and co-investment
commitments to our funds, (b) provide capital to facilitate our expansion into new businesses, (c) pay operating expenses, including cash compensation to our employees, and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes, (g) repurchase share of our common stock and Blackstone Holdings Partnership Units pursuant to our repurchase program and (h) pay dividends to our shareholders and distributions to the holders of Blackstone Holdings Partnership Units.

Our own capital commitments to our funds, the funds we invest in and our investment strategies as of December 31, 2019 consisted of the following:

	Blackstone and General Partner		Senior Managing Directors and Certain Other Professionals (a)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Real Estate
BREP VII	$300,000	$41,987	$100,000	$13,996
BREP VIII	300,000	56,952	100,000	18,984
BREP IX	300,000	246,615	100,000	82,205
BREP Europe III	100,000	13,231	35,000	4,410
BREP Europe IV	130,000	23,540	43,333	7,847
BREP Europe V	150,000	34,995	43,333	10,110
BREP Europe VI	130,000	122,768	43,333	40,923
BREP Asia I	50,000	14,806	16,667	4,935
BREP Asia II	70,707	47,267	23,569	15,756
BREDS II	50,000	6,227	16,667	2,076
BREDS III	50,000	21,545	16,667	7,182
BREDS IV	50,000	50,000	—	—
BPP	75,994	5,327	—	—
Other (b)	9,752	3,054	—	—
Private Equity
BCP V	629,356	30,642	—	—
BCP VI	719,718	91,540	250,000	31,797
BCP VII	500,000	164,618	225,000	74,078
BCP VIII	500,000	500,000	225,000	225,000
BEP I	50,000	4,728	—	—
BEP II	80,000	21,813	26,667	7,271
BEP III	80,000	80,000	26,667	26,667
BCEP	120,000	35,179	18,992	5,568
BCP Asia	40,000	26,675	13,333	8,892
Tactical Opportunities	408,657	208,225	136,219	69,408
Strategic Partners	737,539	463,092	90,627	52,595
BIP	168,632	139,709	—	—
BXLS	10,500	6,780	—	—
Other (b)	265,974	34,676	—	—
Hedge Fund Solutions
Strategic Alliance	50,000	2,033	—	—
Strategic Alliance II	50,000	1,482	—	—
Strategic Alliance III	22,000	11,880	—	—
Strategic Holdings LP	154,610	83,379	—	—
Strategic Holdings II LP	50,000	50,000	—	—
Other (b)	3,239	1,667	—	—

continued...

	Blackstone and General Partner		Senior Managing Directors and Certain Other Professionals (a)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Credit
Capital Opportunities Fund II LP	$120,000	$30,218	$110,101	$27,726
Capital Opportunities Fund III LP	130,783	68,905	30,688	16,569
GSO European Senior Debt Fund LP	63,000	16,547	56,992	14,969
GSO European Senior Debt Fund II LP	77,182	69,773	26,989	25,657
GSO Capital Solutions	50,000	5,008	27,666	2,771
GSO Capital Solutions II	125,000	51,695	119,959	49,610
GSO Capital Solutions III	151,000	123,656	31,395	26,923
GSO Energy Select Opportunities Fund	80,000	41,247	74,741	38,535
GSO Energy Select Opportunities Fund II	150,000	139,917	25,222	23,523
GSO Credit Alpha Fund LP	52,102	7,465	50,394	7,221
GSO Credit Alpha Fund II LP	25,500	15,701	5,907	3,626
Blackstone / GSO Secured Lending Fund	64,500	31,650	—	—
Other (b)	164,378	49,883	21,515	3,913
Other
Treasury (c)	748,854	512,352	—	—

	$8,408,977	$3,810,449	$2,132,643	$950,743

(a)	For some of the general partner commitments shown in the table above we require our senior managing directors and certain other professionals to fund a portion of the commitment even though the ultimate obligation to fund the aggregate commitment is ours pursuant to the governing agreements of the respective funds. The amounts of the aggregate applicable general partner original and remaining commitment are shown in the table above. In addition, certain senior managing directors and other professionals may be required to fund a de minimis amount of the commitment in certain carry funds. We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described above will be more than sufficient to fund our working capital requirements.

(b)	Represents capital commitments to a number of other funds in each respective segment.

(c)	Represents loan origination commitments, which are typically funded within 60-90 days of making a commitment, and capital market commitments.

As of December 31, 2019, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of Blackstone, had issued and outstanding the following senior notes (collectively the “Notes”):

Senior Notes (a)	Aggregate Principal Amount (Dollars/Euros in Thousands)
4.750%, Due 2/15/2023	$400,000
2.000%, Due 5/19/2025	€300,000
1.000%, Due 10/5/2026	€600,000
3.150%, Due 10/2/2027	$300,000
1.500%, Due 4/10/2029	€600,000
2.500%, Due 1/10/2030	$500,000
6.250%, Due 8/15/2042	$250,000
5.000%, Due 6/15/2044	$500,000
4.450%, Due 7/15/2045	$350,000
4.000%, Due 10/2/2047	$300,000
3.500%, Due 9/10/2049	$400,000

(a)	The Notes are unsecured and unsubordinated obligations of the Issuer and are fully and unconditionally guaranteed, jointly and severally, by The Blackstone Group Inc. and each of the Blackstone Holdings Partnerships. The Notes contain customary covenants and financial restrictions that, among other things, limit the Issuer and the guarantors’ ability, subject to certain exceptions, to incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The Notes also contain customary events of default. All or a portion of the Notes may be redeemed at our option, in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the Notes. If a change of control repurchase event occurs, the Notes are subject to repurchase at the repurchase price as set forth in the Notes.

Blackstone, through its indirect subsidiary Blackstone Holdings Finance Co. L.L.C., has a $1.6 billion unsecured revolving credit facility (the “Credit Facility”) with Citibank, N.A., as administrative agent with a maturity date of September 21, 2023. Borrowings may also be made in U.K. sterling, euros, Swiss francs, Japanese yen or Canadian dollars, in each case subject to certain sub-limits.
The Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee-earning
assets under management, each tested quarterly.
On July 16, 2019, our board of directors authorized the repurchase of up to $1.0 billion of Class A common stock and Blackstone Holdings Partnership Units. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.
During the year ended December 31, 2019, we repurchased 12.8 million shares of Class A common stock as part of the repurchase program at a total cost of $561.9 million. As of December 31, 2019, the amount remaining available for repurchases under the program was $781.2 million.
Dividends
Our intention is to pay to holders of Class A common stock a quarterly dividend representing approximately 85% of The Blackstone Group Inc.’s share of Distributable Earnings, subject to adjustment by amounts determined by our board of directors to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future cash requirements such as tax-related
payments, clawback obligations and dividends to shareholders for any ensuing quarter. The dividend amount could also be adjusted upward in any one quarter.
For Blackstone’s definition of Distributable Earnings, see “— Key Financial Measures and Indicators”.
All of the foregoing is subject to the qualification that the declaration and payment of any dividends are at the sole discretion of our board of directors, and our board of directors may change our dividend policy at any time, including, without limitation, to reduce such quarterly dividends or even to eliminate such dividends entirely.
Because the publicly traded entity and/or its wholly owned subsidiaries must pay taxes and make payments under the tax receivable agreements, the amounts ultimately paid as dividends by The Blackstone Group Inc. to common shareholders in respect of each fiscal year are generally expected to be less, on a per share or per unit basis, than the amounts distributed by the Blackstone Holdings Partnerships to the Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships in respect of their Blackstone Holdings Partnership Units. Following the Conversion, we expect to pay more corporate income taxes than we would have as a limited partnership, which will increase this difference in the dividend and/or distribution amounts on a per share or per unit basis.
Dividends are treated as qualified dividends to the extent of Blackstone’s current and accumulated earnings and profits, with any excess dividends treated as a return of capital to the extent of the shareholder’s basis.
The following graph shows fiscal quarterly and annual per common shareholder dividends for 2017, 2018 and 2019. Dividends are declared and paid in the quarter subsequent to the quarter in which they are earned.

With respect to fiscal year 2019, we paid to shareholders of our Class A common stock a dividend of $0.37, $0.48, $0.49 and $0.61 per share in respect of the first, second, third and fourth quarters, respectively, aggregating $1.95 per share. With respect to fiscal years 2018 and 2017, we paid to shareholders of our Class A common stock an aggregate dividend of $2.15 per share and $2.70 per share, respectively. The dividend for each of the second, third and fourth quarter of 2018 was $0.58, $0.64 and $0.58, respectively, and in each case included a $0.10 per share dividend from a portion of the after-tax
proceeds received in connection with the conclusion of Blackstone’s sub-advisory
relationship with FS Investments.

Leverage
We may under certain circumstances use leverage opportunistically and over time to create the most efficient capital structure for Blackstone and our shareholders. In addition to the borrowings from our notes issuances and our revolving credit facility, we may use reverse repurchase agreements, repurchase agreements and securities sold, not yet purchased. All of these positions are held in a separately managed portfolio. Reverse repurchase agreements are entered into primarily to take advantage of opportunistic yields otherwise absent in the overnight markets and also to use the collateral received to cover securities sold, not yet purchased. Repurchase agreements are entered into primarily to opportunistically yield higher spreads on purchased securities. The balances held in these financial instruments fluctuate based on Blackstone’s liquidity needs, market conditions and investment risk profiles.
Generally the funds in our Private Equity segment, our opportunistic real estate funds, funds of hedge funds and certain credit-focused funds have not utilized substantial leverage at the fund level other than for (a) short-term borrowings between the date of an investment and the receipt of capital from the investing fund’s investors, and (b) long-term borrowings for certain investments in aggregate amounts which are generally 1% to 25% of the capital commitments of the respective fund. Our carry funds make direct or indirect investments in companies that utilize leverage in their capital structure. The degree of leverage employed varies among portfolio companies.
Certain of our Real Estate debt hedge funds, Hedge Fund Solutions funds and credit-focused funds use leverage in order to obtain additional market exposure, enhance returns on invested capital and/or to bridge short-term cash needs. The forms of leverage primarily employed by these funds include purchasing securities on margin, utilizing collateralized financing and using derivative instruments.
The following table presents information regarding these financial instruments in our Consolidated Statements of Financial Condition:

	Repurchase Agreements	Securities Sold, Not Yet Purchased
	(Dollars in Millions)
Balance, December 31, 2019	$154.1	$75.5
Balance, December 31, 2018	$222.2	$142.6
Year Ended December 31, 2019
Average Daily Balance	$191.4	$112.8
Maximum Daily Balance	$224.6	$142.9

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

Principles of Consolidation
For a description of our accounting policy on consolidation, see Note 2. “Summary of Significant Accounting Policies — Consolidation” and Note 9. “Variable Interest Entities” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” for detailed information on Blackstone’s involvement with VIEs. The following discussion is intended to provide supplemental information about how the application of consolidation principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.
The determination that Blackstone holds a controlling financial interest in a Blackstone Fund or investment vehicle significantly changes the presentation of our consolidated financial statements. In our Consolidated Statements of Financial Position included in this filing, we present 100% of the assets and liabilities of consolidated VIEs along with a non-controlling
interest which represents the portion of the consolidated vehicle’s interests held by third parties. However, assets of our consolidated VIEs can only be used to settle obligations of the consolidated VIE and are not available for general use by Blackstone. Further, the liabilities of our consolidated VIEs do not have recourse to the general credit of Blackstone. In the Consolidated Statements of Operations, we eliminate any management fees, Incentive Fees, or Performance Allocations received or accrued from consolidated VIEs as they are considered intercompany transactions. We recognize 100% of the consolidated VIE’s investment income (loss) and allocate the portion of that income (loss) attributable to third party ownership to non-controlling
interests in arriving at Net Income Attributable to The Blackstone Group Inc.
The assessment of whether we consolidate a Blackstone Fund or investment vehicle we manage requires the application of significant judgment. These judgments are applied both at the time we become involved with the VIE and on an ongoing basis and include, but are not limited to:
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

Revenue Recognition
For a description of our accounting policy on revenue recognition, see Note 2. “Summary of Significant Accounting Policies — Revenue Recognition” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data.” For additional description of the nature of our revenue arrangements, including how management fees, Incentive Fees, and Performance Allocations are generated, please refer to “Part I. Item 1. Business — Fee Structure/Incentive Arrangements.” The following discussion is intended to provide supplemental information about how the application of revenue recognition principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.
Management and Advisory Fees, Net
— Blackstone earns base management fees from the investors in each of its managed funds and investment vehicles, at a fixed percentage of a calculation base which is typically assets under management, net asset value, total assets, committed capital or invested capital. The range of management fee rates and the calculation base from which they are earned, generally, are as follows:

On private equity, real estate, and certain of our hedge fund solutions and credit-focused funds:
•	0.25% to 1.75% of committed capital or invested capital during the investment period,

•	0.25% to 1.50% of invested capital, committed capital and investment fair value subsequent to the investment period for private equity and real estate funds, and

•	0.75% to 1.50% of invested capital or net asset value subsequent to the investment period for certain of our hedge fund solutions and credit-focused funds.

On real estate, credit and
MLP-focused
funds structured like hedge funds:
•	0.30% to 1.50% of net asset value.

On credit and
MLP-focused
separately managed accounts:
•	0.25% to 1.50% of net asset value or total assets.

On real estate separately managed accounts:
•	0.50% to 2.00% of invested capital, net operating income or net asset value.

On funds of hedge funds, certain hedge funds and separately managed accounts invested in hedge funds:
•	0.25% to 1.50% of net asset value.

On CLO vehicles:
•	0.40% to 0.65% of the aggregate par amount of collateral assets, including principal cash.

On credit-focused registered and
non-registered
investment companies:
•	0.35% to 1.50% of total assets or net asset value.

The investment adviser of BXMT receives annual management fees based on 1.50% of BXMT’s net proceeds received from equity offerings and accumulated “core earnings” (which is generally equal to its GAAP net income excluding certain non-cash
and other items), subject to certain adjustments. The investment adviser of BREIT receives a management fee of 1.25% per annum of net asset value, payable monthly.
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
, and in accordance with the GAAP guidance on investment companies and reflect their investments, including majority-owned and controlled investments (the “Portfolio Companies”), at fair value. In the absence of observable market prices, we utilize valuation methodologies applied on a consistent basis and assumptions that we believe market participants would use to determine the fair value of the investments. For investments where little market activity exists management’s determination of fair value is based on the best information available in the circumstances, which may incorporate management’s own assumptions and involves a significant degree of judgment, and the consideration of a combination of internal and external factors, including the appropriate risk adjustments for non-performance
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
For investments valued utilizing the income method and where Blackstone has information rights, we generally have a direct line of communication with each of the Portfolio Company finance teams and collect financial data used to support projections used in a discounted cash flow analysis. The respective businesses’ valuation team then analyzes the data received and updates the valuation models reflecting any changes in the underlying cash flow projections, weighted-average cost of capital, exit multiple, and any other valuation input relevant economic conditions.
The results of all valuations of investments held by Blackstone Fund and investment vehicles are reviewed and approved by the relevant business unit’s valuation sub-committee,
which is comprised of key personnel from the business unit, typically the chief investment officer, chief operating officer, chief financial officer, chief compliance officer (or their respective equivalents where applicable) and other senior managing directors in the business. To further corroborate our results, we also generally obtain either a positive assurance opinion or a range of value by an independent valuation party, at least annually for all investments and quarterly for certain investments. Our firmwide valuation committee, chaired by our Chief Financial Officer and comprised of senior heads of our businesses and representatives from legal and finance, reviews the valuation process for investments held by us and our investment vehicles, including the application of appropriate valuation standards on a consistent basis. Each quarter, the valuations of the investment portfolios of Blackstone Funds are presented to the audit committee of our board of directors, which is comprised of our non-employee
directors.
Income Tax
For a description of our accounting policy on taxes and additional information on taxes see Note 2. “Summary of Significant Accounting Policies” and Note 15. “Income Taxes”, respectively, in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.
Our provision for income taxes is composed of current and deferred taxes. Current income taxes approximate taxes to be paid or refunded for the current period. Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the applicable enacted tax rates and laws that will be in effect when such differences are expected to reverse. During the current year, the Conversion resulted in a step-up
in the tax basis of certain assets that will be recovered as those assets are sold or the basis is amortized. The final amount of the step-up
in tax basis may differ as the basis information becomes available and is finalized.

Additionally, significant judgment is required in estimating the provision for (benefit from) income taxes, current and deferred tax balances (including valuation allowance), accrued interest or penalties and uncertain tax positions. In evaluating these judgments, we consider, among other items, projections of taxable income (including the character of such income), beginning with historic results and incorporating assumptions of the amount of future pretax operating income. These assumptions about future taxable income require significant judgment and are consistent with the plans and estimates that Blackstone uses to manage its business. A portion of the deferred tax assets are not considered to be more likely than not to be realized due to the character of income necessary for recovery. For that portion of the deferred tax assets, a valuation allowance has been recorded.
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
•	Note 9. “Variable Interest Entities”, and

•	Note 19. “Commitments and Contingencies — Commitments — Investment Commitments” and “— Contingencies — Guarantees”.

Recent Accounting Developments
Information regarding recent accounting developments and their impact on Blackstone can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.
Interbank Offered Rates Transition
Certain jurisdictions are currently reforming or phasing out their Interbank Offered Rates (“IBORs”), including, without limitation, the London Interbank Offered Rates, Euro Interbank Offered Rate, Tokyo Interbank Offered Rate, Hong Kong Interbank Offered Rate and Singapore Interbank Offered Rate. The timing of the anticipated reforms or phase-outs vary by jurisdiction, with most of the reforms or phase-outs currently scheduled to take effect at the end of calendar year 2021. We are actively evaluating operational and other impacts of such changes and managing transition efforts accordingly. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Interest rates on our and our portfolio companies’ outstanding financial instruments might be subject to change based on regulatory developments, which could adversely affect our revenue, expenses and the value of those financial instruments.”

Contractual Obligations, Commitments and Contingencies
The following table sets forth information relating to our contractual obligations as of December 31, 2019 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	2020	2021-2022	2023-2024	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$90,569	$208,113	$182,780	$259,311	$740,773
Purchase Obligations	39,958	24,388	24	—	64,370
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	400,000	4,281,950	4,681,950
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	146,697	293,395	264,895	1,889,567	2,594,554
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	113	—	—	6,859,535	6,859,648
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	231,786	463,571	463,571	1,237,518	2,396,446
Blackstone Funds Capital Commitments to Investee Funds (f)	79,950	—	—	—	79,950
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (g)	70,987	78,323	64,233	467,967	681,510
Unrecognized Tax Benefits, Including Interest and Penalties (h)	912	—	—	—	912
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (i)	3,810,449	—	—	—	3,810,449

Consolidated Contractual Obligations	4,471,421	1,067,790	1,375,503	14,995,848	21,910,562
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	(113)	—	—	(6,859,535)	(6,859,648)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	(231,786)	(463,571)	(463,571)	(1,237,518)	(2,396,446)
Blackstone Funds Capital Commitments to Investee Funds (f)	(79,950)	—	—	—	(79,950)

Blackstone Operating Entities Contractual Obligations	$4,159,572	$604,219	$911,932	$6,898,795	$12,574,518

(a)	We lease our primary office space and certain office equipment under agreements that expire through 2030. Occupancy lease agreements, in addition to contractual rent payments, generally include additional payments for certain costs incurred by the landlord, such as building expenses and utilities. To the extent these are fixed or determinable they are included in the table above. The table above includes operating leases that are recognized as Operating Lease Liabilities, short-term leases that are not recorded as Operating Lease Liabilities and leases that have been signed but not yet commenced which are not recorded as Operating Lease Liabilities. The amounts in this table are presented net of contractual sublease commitments.

(b)	Represents the principal amount due on the senior notes we issued. As of December 31, 2019, we had no outstanding borrowings under our revolver.

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

(e)	Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no pre-payments
will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of December 31, 2019, at spreads to market rates pursuant to the financing agreements, and range from 2.6% to 8.4%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.

(f)	These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.

(g)	Represents obligations by Blackstone’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling
interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s IPO in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Consolidated Financial Statements and shown in Note 18. “Related Party Transactions” (see “— Item 8. Financial Statements and Supplementary Data”) differs to reflect the net present value of the payments due to certain non-controlling
interest holders.

(h)	The total represents gross unrecognized tax benefits of $0.5 million and interest and penalties of $0.5 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $24.5 million and interest of $2.2 million; therefore, such amounts are not included in the above contractual obligations table.

(i)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees
Blackstone and certain of its consolidated funds provide financial guarantees. The amounts and nature of these guarantees are described in Note 19. “Commitments and Contingencies — Contingencies — Guarantees” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.
Indemnifications
In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Consolidated Financial Statements as of December 31, 2019.
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
As of December 31, 2019, the total clawback obligations were $126.9 million, of which $105.3 million was related to Blackstone Holdings and $21.6 million was related to current and former Blackstone personnel. The split of clawback between Blackstone Holdings and current and former personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis. If, at December 31, 2019, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $7.2 billion, on an after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $6.6 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote. See Note 18. “Related Party Transactions” and Note 19. “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our predominant exposure to market risk is related to our role as general partner or investment adviser to the Blackstone Funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, performance revenues and investment income. See “Part I. — Item 1. Business — Investment Process and Risk Management.”
Effect on Fund Management Fees
Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the fair value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the years ended December 31, 2019 and December 31, 2018, the percentages of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	Year Ended December 31,
	2019	2018
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	35%	38%

Market Risk
The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of December 31, 2019 and December 31, 2018, we estimate that a 10% decline in fair value of the investments would result in the following declines in Management Fees, Performance Revenues, Net of Related Compensation Expense and Investment Income:

	December 31,
	2019			2018
	Management Fees (a)	Performance Revenues, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Revenues, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$129,020	$1,659,753	$177,934	$104,582	$1,475,206	$199,072

(a)	Represents the annualized effect of the 10% decline.

(b)	Represents the reporting date effect of the 10% decline.

Total Assets Under Management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	December 31, 2019
	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Real Estate	$ 115,766,929	87%
Private Equity	$ 87,325,460	67%
Hedge Fund Solutions	$ 78,205,986	10%
Credit	$ 79,522,359	28%

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
Investors in our carry funds (and certain other of our funds) make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their related obligations when due, including management fees. We have not had investors fail to honor capital calls to any meaningful extent and any investor that did not fund a capital call would be subject to having a significant amount of its existing investment forfeited in that fund; however, if investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, those funds could be materially and adversely affected.
Exchange Rate Risk
The Blackstone Funds hold investments that are denominated in
non-U.S.
dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and
non-U.S.
dollar currencies. Additionally, a portion of our management fees are denominated in
non-U.S.
dollar currencies. We estimate that as of December 31, 2019 and December 31, 2018, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management Fees, Performance Revenues, Net of Related Compensation Expense and Investment Income:

	December 31,
	2019			2018
	Management Fees (a)	Performance Revenues, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Revenues, Net of Related Compensation Expense (b)	Investment Income (b)
	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$22,883	$555,767	$43,802	$18,289	$339,152	$32,810

(a)	Represents the annualized effect of the 10% decline.

(b)	Represents the reporting date effect of the 10% decline.

Interest Rate Risk
Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of December 31, 2019 and December 31, 2018, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	December 31,
	2019	2018
	(Dollars in Thousands)
Annualized Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates (a)	$—	$—

(a)	As of December 31, 2019 and 2018 Blackstone had no such debt obligations payable outstanding.

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

	December 31,
	2019			2018
	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets
	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$6,855	(a)	$28,404	$6,641	(a)	$24,602

(a)	As of December 31, 2019 and 2018, this represents 0.2% and 0.1% of our portfolio of liquid assets, respectively.

Blackstone has U.S. dollar and
non-U.S.
dollar based interest rate derivatives whose future cash flows and present value may be affected by movement in their respective underlying yield curves. We estimate that as of December 31, 2019 and December 31, 2018, a one percentage point increase parallel shift in global yield curves would result in the following impact on Other Revenue:

	December 31,
	2019	2018
	(Dollars in Thousands)
Annualized Increase in Other Revenue Due to a One Percentage Point Increase in Interest Rates	$13,957	$14,210

Credit Risk
Certain Blackstone Funds and the Investee Funds are subject to certain inherent risks through their investments.
Our portfolio of liquid assets contains certain credit risks including, but not limited to, exposure to uninsured deposits with financial institutions, unsecured corporate bonds and mortgage-backed securities. These exposures are actively monitored on a continuous basis and positions are reallocated based on changes in risk profile, market or economic conditions.
We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	December 31,
	2019	2018
	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$42,135	$52,051

(a)	As of December 31, 2019 and 2018, this represents 1.2% and 1.1% of our portfolio of liquid assets, respectively.

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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of The Blackstone Group Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of The Blackstone Group Inc. and subsidiaries (“Blackstone”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). We also have audited Blackstone’s internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control — Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackstone as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Blackstone maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control — Integrated Framework (2013)
 issued by COSO.
Basis for Opinions
Blackstone’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on Blackstone’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Blackstone in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (a) relate to accounts or disclosures that are material to the financial statements and (b) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Fair Value of Underlying Investments to determine Performance Allocations and Accrued Performance Allocations — Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
Blackstone, as a general partner, is entitled to an allocation of income from certain Blackstone Funds (“Blackstone Funds”), assuming certain investment returns are achieved, referred to as “Performance Allocations.” Performance Allocations are made based on cumulative fund performance to date, subject to a preferred return to limited partners. The change in the fair value of the underlying investments held by the Blackstone Funds is the significant input into this calculation.
As the fair value of underlying investments varies between reporting periods, adjustments are made to amounts recorded as “Accrued Performance Allocations” to reflect either (a) positive performance resulting in an increase in the Accrued Performance Allocation or (b) negative performance that would cause the amount due to the general partner to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the Accrued Performance Allocation to the general partner.
We considered the valuation of certain investments without readily determinable fair values used in the calculation of Performance Allocations and Accrued Performance Allocations as a critical audit matter because of the valuation techniques, assumptions, and subjectivity of the unobservable inputs used in the valuation. Auditing the fair value of these investments required a high degree of auditor judgment and increased effort, including the need to involve our fair value specialists who possess significant quantitative and modeling expertise.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to testing the fair values of certain investments without readily determinable fair values included the following, among others:
•	We tested the design, implementation, and operating effectiveness of controls, including those related to management’s review of the techniques and assumptions used in the determination of fair value.

•	We tested management’s assumptions through independent analysis and comparison to external sources.

•	We evaluated management’s ability to accurately estimate fair value by comparing management’s historical fair value estimates to observable market transactions.

•	We evaluated the impact of current market events and conditions, including relevant comparable transactions, on the valuation techniques and assumptions used by management (i.e., commodity prices, interest rate environment, and overall sector performance).

•	We inspected industry reports for each industry in the portfolio for negative evidence of performance or expected performance changes (i.e., changing product demand/obsolescence or commodity prices declines) in determining if the current valuations captured significant economic or industry events.

•	We utilized our internal fair value specialists to assist in the evaluation of management’s valuation methodologies and assumptions (or “inputs”). With the assistance of our internal fair value specialists, we evaluated certain of these inputs (e.g., guideline public companies, guideline transactions, valuation multiples, discount rates, yields, cap rates, exit multiples, and long-term growth rates). Our fair value specialist procedures included testing the underlying source information of the assumptions, as well as developing a range of independent estimates and comparing those to the inputs used by management.

Income Taxes — Impact of Conversion — Refer to Notes 2 and 15 to the financial statements
Critical Audit Matter Description
Effective July 1, 2019, The Blackstone Group L.P. converted from a Delaware limited partnership to a Delaware corporation, The Blackstone Group Inc. (the “Conversion”).
As a result of the Conversion, Blackstone recognized a
step-up
in the tax basis of certain assets that will be recovered as the assets are sold or the basis is amortized. The calculation and allocation of the step-up
in tax basis to the various assets of the company was determined by management with the assistance of a third-party specialist. The basis information used was based on an estimate of the basis in Blackstone’s subsidiaries as of July 1, 2019. The final amount of the step-up
in tax basis may differ as basis information, including the partnerships’ tax basis in underlying assets and liabilities based on 2019 tax return information, becomes available and is finalized. The calculated amount of the tax basis step-up
impacted the magnitude of the deferred tax assets (“DTAs”) that were recorded pursuant to Accounting Standards Codification Topic 740,
Income Taxes
. Also, the allocation of the
step-up
determined the character of the underlying basis differences supporting the recorded DTAs as well as the related realizability assessments which considered the sufficiency and nature of future taxable income as either ordinary or capital gain. Blackstone recorded valuation allowances when DTAs were not more likely than not to be realized under relevant accounting standards.
The calculation and allocation of the tax basis
step-up
was complex due to the volume of information that needed to be analyzed and the assumptions and judgments used in the step-up
methodology underpinning the allocation. Auditing management’s calculation and allocation of the tax basis step-up
required a high degree of auditor judgment and increased effort, including the integral subject matter expertise of our tax specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the calculation and allocation of the step-up
in tax basis and its impact to the company’s income tax accounting included the following, among others:
•	We tested the design, implementation, and operating effectiveness of management’s review of the accounting impacts of the Conversion.

•	We assessed the appropriateness of the methodology employed by management in calculating and allocating the step-up, based upon the relevant tax rules and regulations.

•	We tested the formulaic accuracy of the mathematical model used by management and its third-party specialist to compute the step-up,
in order to evaluate whether the calculation and allocation was made in accordance with management’s chosen methodology.

•	We tested key inputs to the mathematical model used by management, which included, among others, the fair values and tax bases of certain assets of the company.

•	We tested the transactional steps undertaken by the company to legally effectuate the Conversion, in order to evaluate that the recorded income tax accounting consequences were supported by appropriately implemented legal transactions.

•	We evaluated the financial statement disclosures related to the Conversion for completeness and accuracy.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 28, 2020
We have served as Blackstone’s auditor since 2006.

The Blackstone Group Inc.
Consolidated Statements of Financial Condition
(Dollars in Thousands, Except Share Data)

	December 31, 2019	December 31, 2018
Assets
Cash and Cash Equivalents	$2,172,441	$2,207,841
Cash Held by Blackstone Funds and Other	351,210	337,320
Investments (including assets pledged of $196,094 and $279,502 at December 31, 2019 and December 31, 2018, respectively)	22,281,682	20,377,031
Accounts Receivable	975,075	636,238
Due from Affiliates	2,594,873	1,994,123
Intangible Assets, Net	397,508	468,507
Goodwill	1,869,860	1,869,860
Other Assets	382,493	294,248
Right-of-Use Assets	471,059	—
Deferred Tax Assets	1,089,305	739,482

Total Assets	$32,585,506	$28,924,650

Liabilities and Equity
Loans Payable	$11,080,723	$9,951,862
Due to Affiliates	1,026,871	1,035,776
Accrued Compensation and Benefits	3,796,044	2,942,128
Securities Sold, Not Yet Purchased	75,545	142,617
Repurchase Agreements	154,118	222,202
Operating Lease Liabilities	542,994	—
Accounts Payable, Accrued Expenses and Other Liabilities	806,159	875,979

Total Liabilities	17,482,454	15,170,564

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	87,651	141,779

Equity
Stockholders’ Equity of The Blackstone Group Inc.
The Blackstone Group L.P. Partners’ Capital (663,212,830 common units issued and outstanding as of December 31, 2018)	—	6,415,700
Class A Common Stock, $0.00001 par value, 90 billion shares authorized, (671,157,692 shares issued and outstanding as of December 31, 2019)	7	—
Class B Common Stock, $0.00001 par value, 999,999,000 shares authorized, (1 share issued and outstanding as of December 31, 2019)	—	—
Class C Common Stock, $0.00001 par value, 1,000 shares authorized, (1 share issued and outstanding as of December 31, 2019)	—	—
Additional Paid-in-Capital	6,428,647	—
Retained Earnings	609,625	—
Accumulated Other Comprehensive Loss	(28,495)	(36,476)

Total Stockholders’ Equity of The Blackstone Group Inc.	7,009,784	6,379,224
Non-Controlling Interests in Consolidated Entities	4,186,069	3,648,766
Non-Controlling Interests in Blackstone Holdings	3,819,548	3,584,317

Total Equity	15,015,401	13,612,307

Total Liabilities and Equity	$32,585,506	$28,924,650

continued...
See notes to consolidated financial statements.

The Blackstone Group Inc.
Consolidated Statements of Financial Condition
(Dollars in Thousands)

The following presents the asset and liability portion of the consolidated balances presented in the Consolidated Statements of Financial Condition attributable to consolidated Blackstone Funds which are variable interest entities. The following assets may only be used to settle obligations of these consolidated Blackstone Funds and these liabilities are only the obligations of these consolidated Blackstone Funds and they do not have recourse to the general credit of Blackstone.

	December 31, 2019	December 31, 2018
Assets
Cash Held by Blackstone Funds and Other	$351,210	$337,030
Investments	8,371,899	8,363,669
Accounts Receivable	220,372	179,863
Due from Affiliates	7,856	6,303
Other Assets	1,204	3,880

Total Assets	$8,952,541	$8,890,745

Liabilities
Loans Payable	$6,479,867	$6,480,711
Due to Affiliates	142,546	129,370
Securities Sold, Not Yet Purchased	55,289	92,603
Repurchase Agreements	154,118	222,202
Accounts Payable, Accrued Expenses and Other Liabilities	301,355	252,176

Total Liabilities	$7,133,175	$7,177,062

See notes to consolidated financial statements.

The Blackstone Group Inc.
Consolidated Statements of Operations
(Dollars in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2019	2018	2017
Revenues
Management and Advisory Fees, Net	$3,472,155	$3,027,796	$2,751,322

Incentive Fees	129,911	57,540	242,514

Investment Income (Loss)
Performance Allocations
Realized	1,739,000	1,876,507	3,571,811
Unrealized	1,126,332	561,373	(105,473)
Principal Investments
Realized	393,478	415,862	635,769
Unrealized	215,003	49,917	42,605

Total Investment Income	3,473,813	2,903,659	4,144,712

Interest and Dividend Revenue	182,398	171,947	139,696
Other	79,993	672,317	(133,229)

Total Revenues	7,338,270	6,833,259	7,145,015

Expenses
Compensation and Benefits
Compensation	1,820,330	1,609,957	1,442,485
Incentive Fee Compensation	44,300	33,916	105,279
Performance Allocations Compensation
Realized	662,942	711,076	1,281,965
Unrealized	540,285	319,742	103,794

Total Compensation and Benefits	3,067,857	2,674,691	2,933,523
General, Administrative and Other	679,408	594,873	488,582
Interest Expense	199,648	163,990	197,486
Fund Expenses	17,738	78,486	132,787

Total Expenses	3,964,651	3,512,040	3,752,378

Other Income
Change in Tax Receivable Agreement Liability	161,567	—	403,855
Net Gains from Fund Investment Activities	282,829	191,722	321,597

Total Other Income	444,396	191,722	725,452

Income Before Provision (Benefit) for Taxes	3,818,015	3,512,941	4,118,089
Provision (Benefit) for Taxes	(47,952)	249,390	743,147

Net Income	3,865,967	3,263,551	3,374,942
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(121)	(2,104)	13,806
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	476,779	358,878	497,439
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	1,339,627	1,364,989	1,392,323

Net Income Attributable to The Blackstone Group Inc.	$2,049,682	$1,541,788	$1,471,374

Net Income Per Share of Class A Common Stock
Basic	$3.03	$2.27	$2.21

Diluted	$3.03	$2.26	$2.21

Weighted-Average Shares of Class A Common Stock Outstanding
Basic	675,900,466	678,850,245	665,453,198

Diluted	676,167,851	1,206,962,846	666,246,846

See notes to consolidated financial statements.

The Blackstone Group Inc.
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Year Ended December 31,
	2019	2018	2017
Net Income	$3,865,967	$3,263,551	$3,374,942
Other Comprehensive Income (Loss) – Currency Translation Adjustment	14,332	(33,506)	80,366

Comprehensive Income	3,880,299	3,230,045	3,455,308
Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(121)	(2,104)	13,806
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	476,779	356,488	548,936
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	1,345,980	1,336,331	1,392,323

Comprehensive Income Attributable to Non-Controlling Interests	1,822,638	1,690,715	1,955,065

Comprehensive Income Attributable to The Blackstone Group Inc.	$2,057,661	$1,539,330	$1,500,243

See notes to consolidated financial statements.

The Blackstone Group Inc.
Consolidated Statement of Changes in Equity
(Dollars in Thousands, Except Share Data)

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

The Blackstone Group Inc.
Consolidated Statement of Changes in Equity
(Dollars in Thousands, Except Share Data)

		The Blackstone Group L.P.						Redeemable Non- Controlling Interests in Consolidated Entities
	Common Units	Partners’ Capital	Accumulated Other Compre- hensive (Loss)	Total	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital
Balance at December 31, 2017	659,526,093	$6,668,511	$(34,018)	$6,634,493	$3,253,148	$3,624,506	$13,512,147	$210,944
Transfer Out Due to Deconsolidation of Fund Entities	—	—	—	—	(197,091)	—	(197,091)	—
Net Income (Loss)	—	1,541,788	—	1,541,788	358,878	1,364,989	3,265,655	(2,104)
Currency Translation Adjustment	—	—	(2,458)	(2,458)	(2,389)	(28,659)	(33,506)	—
Capital Contributions	—	—	—	—	903,655	—	903,655	12,980
Capital Distributions	—	(1,635,921)	—	(1,635,921)	(687,623)	(1,410,483)	(3,734,027)	(78,688)
Transfer or Repurchase of Non-Controlling Interests in Consolidated Entities	—	(7,642)	—	(7,642)	20,188	(6,005)	6,541	(1,353)
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	13,907	—	13,907	—	—	13,907	—
Equity-Based Compensation	—	204,590	—	204,590	—	161,824	366,414	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	4,114,395	(20,198)	—	(20,198)	—	(5,462)	(25,660)	—
Repurchase of Blackstone Common Units	(16,000,000)	(541,501)	—	(541,501)	—	—	(541,501)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	66,799	—	66,799	—	(66,799)	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	14,821,603	100,397	—	100,397	—	(100,397)	—	—
Issuance of Blackstone Common Units and Blackstone Holdings Partnership Units	750,739	24,970	—	24,970	—	50,803	75,773	—

Balance at December 31, 2018	663,212,830	$6,415,700	$(36,476)	$6,379,224	$3,648,766	$3,584,317	$13,612,307	$141,779

continued…
See notes to consolidated financial statements.

The Blackstone Group Inc.
Consolidated Statement of Changes in Equity
(Dollars in Thousands, Except Share Data)

	Shares of The Blackstone Group Inc. (a)		The Blackstone Group Inc. (a)
							Accumulated					Redeemable
							Other		Non-	Non-		Non-
							Compre-		Controlling	Controlling		Controlling
		Class A		Class A	Additional		hensive		Interests in	Interests in		Interests in
	Common	Common	Partners’	Common	Paid-in-	Retained	Income		Consolidated	Blackstone	Total	Consolidated
	Units	Stock	Capital	Stock	Capital	Earnings	(Loss)	Total	Entities	Holdings	Equity	Entities
Balance at December 31, 2018	663,212,830	—	$6,415,700	$—	$—	$—	$(36,476)	$6,379,224	$3,648,766	$3,584,317	$13,612,307	$141,779
Net Income (Loss)	—	—	787,096	—	—	1,262,586	—	2,049,682	476,779	1,339,627	3,866,088	(121)
Currency Translation Adjustment	—	—	—	—	—	—	7,981	7,981	—	6,353	14,334	—
Capital Contributions	—	—	—	—	—	—	—	—	775,873	—	775,873	—
Capital Distributions	—	—	(639,210)	—	—	(652,961)	—	(1,292,171)	(712,234)	(1,104,573)	(3,108,978)	(54,007)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	—	—	(3,115)	—	(3,115)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	5,016	—	23,706	—	—	28,722	—	—	28,722	—
Equity-Based Compensation	—	—	101,200	—	131,501	—	—	232,701	—	182,809	415,510	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Shares	1,853,730	970,995	(10,613)	—	(12,821)	—	—	(23,434)	—	(6)	(23,440)	—
Repurchase of Common Shares and Blackstone Holdings Partnership Units	(8,100,000)	(4,650,000)	(325,214)	—	(236,686)	—	—	(561,900)	—	—	(561,900)	—
Change in The Blackstone Group Inc.’s Ownership Interest	—	—	(23,270)	—	83,614	—	—	60,344	—	(60,344)	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Shares	3,621,809	14,248,328	25,192	—	103,443	—	—	128,635	—	(128,635)	—	—
Reclassification Resulting from Conversion to a Corporation	(660,588,369)	660,588,369	(6,335,897)	7	6,335,890	—	—	—	—	—	—	—

Balance at December 31, 2019	—	671,157,692	$—	$7	$6,428,647	$609,625	$(28,495)	$7,009,784	$4,186,069	$3,819,548	$15,015,401	$87,651

(a)	Following the conversion to a corporation, Blackstone also has one share outstanding of each of Class B and Class C common stock, with par value of each less than one cent. After initial issuance, there have been no changes to the amounts related to Class B and Class C common stock during the period presented.

See notes to consolidated financial statements.

The Blackstone Group Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2019	2018	2017
Operating Activities
Net Income	$3,865,967	$3,263,551	$3,374,942
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities
Blackstone Funds Related
Net Realized Gains on Investments	(2,242,227)	(2,381,683)	(4,613,531)
Changes in Unrealized (Gains) Losses on Investments	(324,448)	4,784	(21,589)
Non-Cash Performance Allocations	(1,126,332)	(561,373)	105,472
Non-Cash Performance Allocations and Incentive Fee Compensation	1,234,455	1,053,690	1,491,040
Equity-Based Compensation Expense	417,092	366,928	338,687
Amortization of Intangibles	70,999	59,021	46,776
Other Non-Cash Amounts Included in Net Income	(448,241)	45,286	363,903
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Acquired with Consolidation of Fund Entity	—	31,422	13,822
Cash Relinquished with Deconsolidation of Fund Entities	—	(899,959)	(33,566)
Accounts Receivable	(237,751)	43,037	282,026
Reverse Repurchase Agreements	—	—	118,495
Due from Affiliates	(451,302)	(280,674)	(298,501)
Other Assets	(50,017)	(76,596)	17,377
Accrued Compensation and Benefits	(382,120)	(729,109)	(1,177,852)
Securities Sold, Not Yet Purchased	(72,645)	(10,125)	(62,730)
Accounts Payable, Accrued Expenses and Other Liabilities	(324,358)	(357,582)	(755,232)
Repurchase Agreements	(68,084)	103,362	43,516
Due to Affiliates	(5,250)	74,108	(9,652)
Investments Purchased	(8,537,874)	(13,881,869)	(19,573,153)
Cash Proceeds from Sale of Investments	10,645,243	14,179,523	18,723,355

Net Cash Provided by (Used in) Operating Activities	1,963,107	45,742	(1,626,395)

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(60,280)	(18,377)	(24,347)
Net Cash Paid for Acquisitions, Net of Cash Acquired	—	(98,219)	(168,913)

Net Cash Used in Investing Activities	(60,280)	(116,596)	(193,260)

Financing Activities
Distributions to Non-Controlling Interest
Holders in Consolidated Entities	(765,849)	(762,588)	(813,987)
Contributions from Non-Controlling Interest
Holders in Consolidated Entities	764,863	836,922	759,907
Payments Under Tax Receivable Agreement	(84,640)	—	(135,831)
Net Settlement of Vested Class A Common stock and Repurchase of Class A Common Stock and Blackstone Holdings Partnership Units	(585,340)	(567,161)	(30,192)

continued…
See notes to consolidated financial statements.

The Blackstone Group Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2019	2018	2017
Financing Activities (Continued)
Proceeds from Loans Payable	$1,549,732	$3,218,399	$7,600,153
Repayment and Repurchase of Loans Payable	(403,401)	(1,009,354)	(1,766,129)
Dividends/Distributions to Shareholders and Unitholders	(2,396,744)	(3,046,404)	(2,842,582)

Net Cash Provided by (Used in) Financing Activities	(1,921,379)	(1,330,186)	2,771,339

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other	(2,958)	9,712	123,850

Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other
Net Increase (Decrease)	(21,510)	(1,391,328)	1,075,534
Beginning of Period	2,545,161	3,936,489	2,860,955

End of Period	$2,523,651	$2,545,161	$3,936,489

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$167,458	$169,872	$160,178

Payments for Income Taxes	$159,302	$192,790	$106,032

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$10,078	$10,435	$1,112

Non-Cash Distributions to Non-Controlling Interest Holders	$(392)	$(18,723)	$(69,721)

Non-Cash Consideration for Acquisition	$—	$(50,803)	$(95,262)

Net Assets Related to the Consolidation of Certain Fund Entities	$—	$—	$387,006

Notes Issuance Costs	$11,143	$—	$5,582

Transfer of Interests to Non-Controlling Interest Holders	$(3,115)	$20,188	$(6,016)

Change in The Blackstone Group Inc.’s Ownership Interest	$60,344	$66,799	$(15,197)

Net Settlement of Vested Common Units	$102,028	$136,238	$127,392

Conversion of Blackstone Holdings Units to Common Units	$128,635	$100,397	$59,334

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(149,513)	$(93,391)	$(74,487)

Due to Affiliates	$120,791	$79,484	$63,430

Equity	$28,722	$13,907	$11,057

Issuance of New Shares/Units	$—	$24,970	$—

The following table provides a reconciliation of Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other reported within the Consolidated Statements of Financial Condition:

	December 31, 2019	December 31, 2018
Cash and Cash Equivalents	$2,172,441	$2,207,841
Cash Held by Blackstone Funds and Other	351,210	337,320

	$2,523,651	$2,545,161

See notes to consolidated financial statements.

The Blackstone Group Inc.
Notes to Consolidated Financial Statements
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

1.    Organization
Effective July 1, 2019, The Blackstone Group L.P. (the “Partnership”) converted from a Delaware limited partnership to a Delaware corporation, The Blackstone Group Inc. (the “Conversion”). This report includes the results for the Partnership prior to the Conversion and The Blackstone Group Inc. following the Conversion. In this report, references to “Blackstone” or the “Company” refer to (a) The Blackstone Group Inc. and its consolidated subsidiaries following the Conversion and (b) the Partnership and its consolidated subsidiaries prior to the Conversion. All references to shares or per share amounts prior to the Conversion refer to units or per unit amounts. Unless otherwise noted, all references to shares or per share amounts following the Conversion refer to shares or per share amounts of Class A common stock. All references to dividends prior to the Conversion refer to distributions
.
As a result of the Conversion, the financial impact to the consolidated financial statements contained herein consist of (a) a partial step-up
in the tax basis of certain assets resulting in the recognition of a net income tax benefit and (b) reclassification from partnership equity accounts to equity accounts appropriate for a corporation. See Note 15. “Income Taxes” for additional information and Note 16. “Earnings Per Share and Stockholder’s Equity”.
Blackstone, together with its subsidiaries, is one of the world’s leading investment firms. Blackstone’s asset management business includes investment vehicles focused on real estate, private equity, public debt and equity, growth equity, opportunistic, non-investment
grade credit, real assets and secondary funds, all on a global basis. “Blackstone Funds” refers to the funds and other vehicles that are managed by Blackstone. Blackstone’s business is organized into four
segments: Real Estate, Private Equity, Hedge Fund Solutions and Credit.
Blackstone was formed on March 12, 2007, and, until the Conversion, was managed and operated by Blackstone Group Management L.L.C., which is in turn wholly owned by Blackstone’s senior managing directors and controlled by one of Blackstone’s founders, Stephen A. Schwarzman (the “Founder”). Following the Conversion, the Company’s equity consists of shares of Class A, B and C common stock. Blackstone Partners L.L.C. is the sole holder of the single share of Class B common stock outstanding and Blackstone Group Management L.L.C. is the sole holder of the single share of Class C common stock outstanding. See Note 16. “Earnings Per Share and Stockholder’s Equity”.
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
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements of Blackstone have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
The consolidated financial statements include the accounts of Blackstone, its wholly owned or majority-owned subsidiaries, the consolidated entities which are considered to be variable interest entities and for which Blackstone is considered the primary beneficiary, and certain partnerships or similar entities which are not considered variable interest entities but in which the general partner is determined to have control.
All intercompany balances and transactions have been eliminated in consolidation.

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Restructurings within consolidated CLOs are treated as investment purchases or sales, as applicable, in the Consolidated Statements of Cash Flows.
Use of Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Such estimates include those used in the valuation of investments and financial instruments, the measurement of deferred tax balances (including valuation allowances) and the accounting for Goodwill and equity-based compensation. Actual results could differ from those estimates and such differences could be material.
Consolidation
Blackstone consolidates all entities that it controls through a majority voting interest or otherwise, including those Blackstone Funds in which the general partner has a controlling financial interest. Blackstone has a controlling financial interest in Blackstone Holdings because the limited partners do not have the right to dissolve the partnerships or have substantive kick
-
out rights or participating rights that would overcome the control held by Blackstone. Accordingly, Blackstone consolidates Blackstone Holdings and records non-controlling
interests to reflect the economic interests of the limited partners of Blackstone Holdings.
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

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Revenue Recognition
Revenues primarily consist of management and advisory fees, incentive fees, investment income, interest and dividend revenue and other.
Management and advisory fees and incentive fees are accounted for as contracts with customers. Under the guidance for contracts with customers, an entity is required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. See Note 20. “Segment Reporting” for a disaggregated presentation of revenues from contracts with customers.
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
Transaction, advisory and other fees are principally fees charged to the limited partners of funds indirectly through the managed funds and portfolio companies. The investment advisory agreements generally require that the investment adviser reduce the amount of management fees payable by the limited partners to Blackstone (“management fee reductions”) by an amount equal to a portion of the transaction and other fees paid to Blackstone by the portfolio companies. The amount of the reduction varies by fund, the type of fee paid by the portfolio company and the previously incurred expenses of the fund. These fees and associated management fee reductions are a component of the transaction price for Blackstone’s performance obligation to provide investment management services to the limited partners of funds and are recognized as changes to the transaction price in the period in which they are charged and the services are performed.
Management fee offsets are reductions to management fees payable by the limited partners of the Blackstone Funds, which are based on the amount such limited partners reimburse the Blackstone Funds or Blackstone primarily for placement fees. Providing investment management services requires Blackstone to arrange for services on behalf of its customers. In those situations where Blackstone is acting as an agent on behalf of the limited partners of funds, it presents the cost of services as net against management fee revenue. In all other situations, Blackstone is primarily responsible for fulfilling the services and is therefore acting as a principal for those arrangements. As a result, the cost of those services is presented as Compensation or General, Administrative and Other expense, as appropriate, with any reimbursement from the limited partners of the funds recorded as Management and Advisory Fees, Net. In cases where the limited partners of the funds are determined to be the customer in an arrangement, placement fees may be capitalized as a cost to acquire a customer contract. Capitalized placement fees are amortized over the life of the customer contract, are recorded within Other Assets in the Consolidated Statements of Financial Condition and amortization is recorded within General, Administrative and Other within the Consolidated Statements of Operations.
Accrued but unpaid Management and Advisory Fees, net of management fee reductions and management fee offsets, as of the reporting date are included in Accounts Receivable or Due from Affiliates in the Consolidated Statements of Financial Condition.

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
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
In carry fund structures Blackstone, through its subsidiaries, invests alongside its limited partners in a partnership and is entitled to its pro-rata
share of the results of the fund (a
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

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
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

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
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
1
54

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
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
1
55

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
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
Certain investments of Blackstone and of the consolidated Blackstone funds of hedge funds and credit-focused funds measure their investments in underlying funds at fair value using NAV per share without adjustment. The terms of the investee’s investment generally provide for minimum holding periods or lock-ups,
the institution of gates on redemptions or the suspension of redemptions or an ability to side pocket investments, at the discretion of the investee’s fund manager, and as a result, investments may not be redeemable at, or within three months of, the reporting date. A side pocket is used by hedge funds and funds of hedge funds to separate investments that may lack a readily ascertainable value, are illiquid or are subject to liquidity restriction. Redemptions are generally not permitted until the investments within a side pocket are liquidated or it is deemed that the conditions existing at the time that required the investment to be included in the side pocket no longer exist. As the timing of either of these events is uncertain, the timing at which Blackstone may redeem an investment held in a side pocket cannot be estimated. Further disclosure on instruments for which fair value is measured using NAV per share is presented in Note 5. “Net Asset Value as Fair Value”.
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

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
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
Intangibles and Goodwill
Blackstone’s intangible assets consist of contractual rights to earn future fee income, including management and advisory fees, Incentive Fees and Performance Allocations. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from three to twenty years, reflecting the contractual lives of such assets. Amortization expense is included within General, Administrative and Other in the Consolidated Statements of Operations. Blackstone does not hold any indefinite-lived intangible assets. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.
Goodwill comprises goodwill arising from the contribution and reorganization of Blackstone’s predecessor entities in 2007 immediately prior to its initial public offering (“IPO”) and the acquisitions of GSO in 2008, Strategic Partners in 2013, Harvest Fund Advisors LLC (“Harvest”) in 2017 and Clarus Ventures LLC (“Clarus”) in 2018. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of Blackstone’s operating segments is less than their respective carrying values. The operating segment is the reporting level for testing the impairment of goodwill. If it is determined that it is more likely than not that an operating segment’s fair value is less than its carrying value or when the quantitative approach is used, a two-step
quantitative assessment is performed to (a) calculate the fair value of the operating segment and compare it to its carrying value, and (b) if the carrying value exceeds its fair value, to measure an impairment loss.
Furniture, Equipment and Leasehold Improvements
Furniture, equipment and leasehold improvements consist primarily of leasehold improvements, furniture, fixtures and equipment, computer hardware and software and are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the assets’
1
57

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

estimated useful economic lives, which for leasehold improvements are the lesser of the lease terms or the life of the asset, generally ten to fifteen years, and three to seven years for other fixed assets. Blackstone evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Foreign Currency
In the normal course of business, Blackstone may enter into transactions not denominated in United States dollars. Foreign exchange gains and losses arising on such transactions are recorded as Other Revenue in the Consolidated Statements of Operations. Foreign currency transaction gains and losses arising within consolidated Blackstone Funds are recorded in Net Gains (Losses) from Fund Investment Activities. In addition, Blackstone consolidates a number of entities that have a
non-U.S.
dollar functional currency.
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
Comprehensive Income
Comprehensive Income consists of Net Income and Other Comprehensive Income. Blackstone’s Other Comprehensive Income is comprised of foreign currency cumulative translation adjustments.

Non-Controlling Interests in Consolidated Entities
Non-Controlling
Interests in Consolidated Entities represent the component of Equity in consolidated Blackstone Funds held by third party investors and employees. The percentage interests held by third parties and employees is adjusted for general partner allocations and by subscriptions and redemptions in funds of hedge funds and certain credit-focused funds which occur during the reporting period. In addition, all non-controlling
interests in consolidated Blackstone Funds are attributed a share of income (loss) arising from the respective funds and a share of other comprehensive income, if applicable. Income (Loss) is allocated to non-controlling
interests in consolidated entities based on the relative ownership interests of third party investors and employees after considering any contractual arrangements that govern the allocation of income (loss) such as fees allocable to The Blackstone Group Inc.
Redeemable
Non-Controlling
Interests in Consolidated Entities
Non-controlling
interests related to funds of hedge funds are subject to annual, semi-annual or quarterly redemption by investors in these funds following the expiration of a specified period of time, or may be withdrawn subject to a redemption fee during the period when capital may not be withdrawn. As limited partners in these types of funds have been granted redemption rights, amounts relating to third party interests in such consolidated funds are presented as Redeemable
Non-Controlling
Interests in Consolidated Entities within the Consolidated Statements of Financial Condition. When redeemable amounts become legally payable to investors, they are classified as a liability and included in Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition. For all consolidated funds in which redemption rights have not been granted, non-controlling
interests are presented within Equity in the Consolidated Statements of Financial Condition as
Non-Controlling
Interests in Consolidated Entities.
Non-Controlling
Interests in Blackstone Holdings
Non-Controlling
Interests in Blackstone Holdings represent the component of Equity in the consolidated Blackstone Holdings Partnerships held by Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships.
15
8

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
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
Other Income also includes amounts attributable to the Reduction of the Tax Receivable Agreement Liability. See Note 15. “Income Taxes — Other Income — Reduction of the Tax Receivable Agreement Liability” for additional information.
Income Taxes
The Blackstone Group Inc. is a corporation for U.S. federal income tax purposes and thus is subject to U.S. federal, state and local income taxes on Blackstone’s share of taxable income. The Blackstone Holdings Partnerships and certain of their subsidiaries operate in the U.S. as partnerships for U.S. federal income tax purposes and generally as corporate entities in
non-U.S.
jurisdictions. Accordingly, these entities in some cases are subject to New York City unincorporated business taxes or
non-U.S.
income taxes. In addition, certain of the wholly owned subsidiaries of Blackstone and the Blackstone Holdings Partnerships will be subject to federal, state and local corporate income taxes at the entity level and the related tax provision attributable to Blackstone’s share of this income tax is reflected in the Consolidated Financial Statements.

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
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
Blackstone recognizes interest on tax deficiencies as Interest Expense and income tax penalty payments and accrued interest and penalties from unrecognized tax benefits in General, Administrative, and Other expenses within the Consolidated Statement of Operations.
Net Income (Loss) Per Share of Class A Common Stock
Basic Income (Loss) Per Share of Class A Common Stock is calculated by dividing Net Income (Loss) Attributable to The Blackstone Group Inc. by the weighted-average number of Class A common stock, unvested participating shares of Class A common stock outstanding for the period and vested deferred restricted shares of Class A common stock that have been earned for which issuance of the related shares of Class A common stock is deferred until future periods. Diluted Income (Loss) Per Share of Class A Common Stock reflects the impact of all dilutive securities.
Blackstone applies the treasury stock method to determine the dilutive weighted-average common units outstanding for certain equity-based compensation awards. Blackstone applies the
“if-converted”
method to the Blackstone Holdings Partnership Units to determine the dilutive impact, if any, of the exchange right included in the Blackstone Holdings Partnership Units.
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

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
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
Securities Sold, Not Yet Purchased are recorded at fair value in the Consolidated Statements of Financial Condition.
Derivative Instruments
Blackstone recognizes all derivatives as assets or liabilities on its Consolidated Statements of Financial Condition at fair value. On the date Blackstone enters into a derivative contract, it designates and documents each derivative contract as one of the following: (a) a hedge of a recognized asset or liability (“fair value hedge”), (b) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), (c) a hedge of a net investment in a foreign operation, or (d) a derivative instrument not designated as a hedging instrument (“freestanding derivative”). Gains or losses on a derivative instrument that is designated as, and is effective as, an economic hedge of a net investment in a foreign operation are reported in the cumulative translation adjustment section of other comprehensive income to the extent it is effective as a hedge. The ineffective portion of a net investment hedge is recognized in current period earnings.
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
For freestanding derivative contracts, Blackstone presents changes in fair value in current period earnings. Changes in the fair value of derivative instruments held by consolidated Blackstone Funds are reflected in Net Gains from Fund Investment Activities or, where derivative instruments are held by Blackstone, within Investment Income (Loss) in the Consolidated Statements of Operations. The fair value of freestanding derivative assets of the consolidated Blackstone Funds are recorded within Investments, the fair value of freestanding derivative assets that are not part of the consolidated Blackstone Funds are recorded within Other Assets and the fair value of freestanding derivative liabilities are recorded within Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition.
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

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Blackstone’s other disclosures regarding derivative financial instruments are discussed in Note 6. “Derivative Financial Instruments”.
Blackstone’s disclosures regarding offsetting are discussed in Note 12. “Offsetting of Assets and Liabilities”.
Leases
Blackstone determines if an arrangement is a lease at inception of the arrangement. Blackstone primarily enters into operating leases, as the lessee, for office space. Operating leases are included in
Right-of-Use
(“ROU”) Assets and Operating Lease Liabilities on our Consolidated Statement of Financial Condition. ROU Assets and Operating Lease Liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Blackstone determines the present value of the lease payments using an incremental borrowing rate based on information available at the inception date. Leases may include options to extend or terminate the lease which are included in the ROU Assets and Operating Lease Liability when they are reasonably certain of exercise.
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
Minimum lease payments for leases with an initial term of twelve months or less are not recorded on the Consolidated Statement of Financial Condition. Blackstone recognizes lease expense for these leases on a straight-line basis over the lease term.
Additional disclosures relating to leases are discussed in Note 14. “Leases”.
Affiliates
Blackstone considers its Founder, senior managing directors, employees, the Blackstone Funds and the Portfolio Companies to be affiliates.
Dividends
Dividends are reflected in the consolidated financial statements when declared.
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
The guidance requires the recognition of lease assets and lease liabilities for those leases previously classified as operating leases and it retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are similar, but not identical, to the

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

classification criteria for distinguishing between capital leases and operating leases under previous GAAP. For operating leases, a lessee is required to do the following: (a) recognize a right-of-use
asset and a lease liability, initially measured at the present value of the lease payments, in the Consolidated Statement of Financial Condition, (b) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and (c) classify all cash payments within operating activities in the Consolidated Statements of Cash Flows. Upon adoption of the new guidance, Blackstone recognized Operating Lease Liabilities of $601.7 million and corresponding ROU Assets of $540.7 million on the Consolidated Statement of Financial Condition. These amounts were calculated as the present value of remaining lease payments on existing leases as of January 1, 2019, discounted using an incremental borrowing rate for each lease as of the adoption date. The guidance did not have a material impact on the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows.
In June 2016, the FASB issued amended guidance on how to measure credit losses for most financial assets. The guidance requires entities to recognize their estimate of lifetime expected credit losses based on reasonable and supportable forecasts, current conditions, and historical experience. The guidance is effective for the Company on January 1, 2020 and requires a modified retrospective transition method that will result in a cumulative-effect adjustment in retained earnings upon adoption. The Company has identified all of the material financial assets and off-balance
sheet credit exposures that are within the scope of this guidance and does not expect a material impact.
3.    Goodwill and Intangible Assets
The carrying value of Goodwill was $1.9 billion as of December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, Blackstone determined there was no evidence of Goodwill impairment.
At December 31, 2019 and 2018, Goodwill has been allocated to each of Blackstone’s four segments as follows: Real Estate ($421.7 million), Private Equity ($870.0 million), Hedge Fund Solutions ($172.1 million), and Credit ($406.1 million).
Intangible Assets, Net consists of the following:

	December 31,
	2019	2018
Finite-Lived Intangible Assets/Contractual Rights	$1,712,576	$1,712,576
Accumulated Amortization	(1,315,068)	(1,244,069)

Intangible Assets, Net	$397,508	$468,507

Changes in Blackstone’s Intangible Assets, Net consists of the following:

	Year Ended December 31,
	2019	2018	2017
Balance, Beginning of Year	$468,507	$409,828	$262,604
Amortization Expense	(70,999)	(59,021)	(46,776)
Acquisitions	—	117,700	194,000

Balance, End of Year	$397,508	$468,507	$409,828

Amortization of Intangible Assets held at December 31, 2019 is expected to be $71.0 million, $71.0 million, $63.3 million, $34.3 million and $26.9 million for each of the years ending December 31, 2020, 2021, 2022, 2023 and 2024, respectively. Blackstone’s Intangible Assets as of December 31, 2019 are expected to amortize over a weighted-average period of 7.9 years.

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

4.    Investments
Investments consist of the following:

	December 31,
	2019	2018
Investments of Consolidated Blackstone Funds	$8,380,698	$8,376,338
Equity Method Investments
Partnership Investments	4,035,675	3,649,423
Accrued Performance Allocations	7,180,449	5,883,924
Corporate Treasury Investments	2,419,587	2,206,493
Other Investments	265,273	260,853

	$22,281,682	$20,377,031

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $347.4 million and $366.5 million at December 31, 2019 and December 31, 2018, respectively.
Investments of Consolidated Blackstone Funds
The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income — Net Gains from Fund Investment Activities in the Consolidated Statements of Operations:

	Year Ended December 31,
	2019	2018	2017
Realized Gains	$15,983	$74,784	$165,106
Net Change in Unrealized Losses	109,445	(54,697)	(21,016)

Realized and Net Change in Unrealized Gains from Consolidated Blackstone Funds	125,428	20,087	144,090
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	157,401	171,635	177,507

Other Income — Net Gains from Fund Investment Activities	$282,829	$191,722	$321,597

Equity Method Investments
Blackstone’s equity method investments include Partnership Investments, which represent the pro
-
rata investments, and any associated Accrued Performance Allocations, in private equity funds, real estate funds, funds of hedge funds and credit-focused funds. Partnership Investments also includes the 40%
non-controlling
interest in Pátria Investments Limited and Pátria Investimentos Ltda. (collectively, “Pátria”).
Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission (“SEC”). As of and for the years ended December 31, 2019, 2018 and 2017, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.
Partnership Investments
Blackstone recognized net gains related to its Partnership Investments accounted for under the equity method of $455.8 million, $430.6 million and $609.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The summarized financial information of Blackstone’s equity method investments for December 31, 2019 are as follows:

	December 31, 2019 and the Year Then Ended
	Real Estate	Private Equity	Hedge Fund Solutions	Credit	Other (a)	Total
Statement of Financial Condition
Assets
Investments	$119,951,496	$99,906,080	$26,516,304	$25,923,446	$849	$272,298,175
Other Assets	5,318,743	2,907,054	2,609,755	1,680,187	119,739	12,635,478

Total Assets	$125,270,239	$102,813,134	$29,126,059	$27,603,633	$120,588	$284,933,653

Liabilities and Equity
Debt	$24,750,242	$12,399,899	$378,950	$6,687,654	$—	$44,216,745
Other Liabilities	6,575,483	1,124,857	2,402,920	1,535,636	24,717	11,663,613

Total Liabilities	31,325,725	13,524,756	2,781,870	8,223,290	24,717	55,880,358

Equity	93,944,514	89,288,378	26,344,189	19,380,343	95,871	229,053,295

Total Liabilities and Equity	$125,270,239	$102,813,134	$29,126,059	$27,603,633	$120,588	$284,933,653

Statement of Operations
Interest Income	$535,274	$897,990	$16,708	$1,252,747	$—	$2,702,719
Other Income	1,422,711	46,126	206,630	313,009	109,692	2,098,168
Interest Expense	(736,840)	(416,603)	(87,898)	(250,261)	—	(1,491,602)
Other Expenses	(1,465,212)	(1,011,584)	(164,948)	(470,033)	(61,423)	(3,173,200)
Net Realized and Unrealized Gain from Investments	9,671,224	9,233,285	1,700,722	(456,651)	—	20,148,580

Net Income	$9,427,157	$8,749,214	$1,671,214	$388,811	$48,269	$20,284,665

(a)	Other represents the summarized financial information of equity method investments whose results, for segment reporting purposes, have been allocated across more than one of Blackstone’s segments.
1
65

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The summarized financial information of Blackstone’s equity method investments for December 31, 2018 are as follows:

	December 31, 2018 and the Year Then Ended
	Real Estate	Private Equity	Hedge Fund Solutions	Credit	Other (a)	Total
Statement of Financial Condition
Assets
Investments	$89,742,226	$79,718,783	$26,336,573	$24,634,380	$353	$220,432,315
Other Assets	3,542,235	2,257,152	3,119,639	1,706,579	125,007	10,750,612

Total Assets	$93,284,461	$81,975,935	$29,456,212	$26,340,959	$125,360	$231,182,927

Liabilities and Partners’ Capital
Debt	$15,081,536	$9,989,289	$350,982	$5,087,998	$—	$30,509,805
Other Liabilities	3,568,159	749,043	1,529,466	1,338,712	28,295	7,213,675

Total Liabilities	18,649,695	10,738,332	1,880,448	6,426,710	28,295	37,723,480

Partners’ Capital	74,634,766	71,237,603	27,575,764	19,914,249	97,065	193,459,447

Total Liabilities and Partners’ Capital	$93,284,461	$81,975,935	$29,456,212	$26,340,959	$125,360	$231,182,927

Statement of Operations
Interest Income	$377,615	$1,022,387	$6,695	$1,130,490	$—	$2,537,187
Other Income	1,244,754	92,696	166,842	417,883	106,525	2,028,700
Interest Expense	(518,137)	(278,348)	(17,780)	(228,734)	—	(1,042,999)
Other Expenses	(921,990)	(903,737)	(150,135)	(547,612)	(65,249)	(2,588,723)
Net Realized and Unrealized Gain from Investments	4,437,434	10,172,066	352,018	(733,747)	—	14,227,771

Net Income	$4,619,676	$10,105,064	$357,640	$38,280	$41,276	$15,161,936

(a)	Other represents the summarized financial information of equity method investments whose results, for segment reporting purposes, have been allocated across more than one of Blackstone’s segments.

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The summarized financial information of Blackstone’s equity method investments for December 31, 2017 are as follows:

	December 31, 2017 and the Year Then Ended
	Real Estate	Private Equity	Hedge Fund Solutions	Credit	Other (a)	Total
Statement of Financial Condition
Assets
Investments	$67,780,737	$50,339,913	$21,639,763	$22,593,717	$363	$162,354,493
Other Assets	3,077,573	2,283,602	1,969,832	1,573,279	154,131	9,058,417

Total Assets	$70,858,310	$52,623,515	$23,609,595	$24,166,996	$154,494	$171,412,910

Liabilities and Partners’ Capital
Debt	$6,329,068	$6,779,634	$53,787	$4,896,346	$—	$18,058,835
Other Liabilities	1,618,408	430,763	1,150,307	420,988	39,923	3,660,389

Total Liabilities	7,947,476	7,210,397	1,204,094	5,317,334	39,923	21,719,224

Partners’ Capital	62,910,834	45,413,118	22,405,501	18,849,662	114,571	149,693,686

Total Liabilities and Partners’ Capital	$70,858,310	$52,623,515	$23,609,595	$24,166,996	$154,494	$171,412,910

Statement of Operations
Interest Income	$485,751	$362,788	$2,942	$928,670	$—	$1,780,151
Other Income	1,334,544	45,770	91,006	178,281	107,204	1,756,805
Interest Expense	(180,258)	(121,876)	(2,086)	(127,153)	—	(431,373)
Other Expenses	(703,165)	(568,369)	(435,974)	(258,157)	(57,830)	(2,023,495)
Net Realized and Unrealized Gain from Investments	12,223,852	7,892,937	1,054,516	584,366	—	21,755,671

Net Income	$13,160,724	$7,611,250	$710,404	$1,306,007	$49,374	$22,837,759

(a)	Other represents the summarized financial information of equity method investments whose results, for segment reporting purposes, have been allocated across more than one of Blackstone’s segments.
Accrued Performance Allocations
Accrued Performance Allocations to Blackstone were as follows:

	Real Estate	Private Equity	Hedge Fund Solutions	Credit	Total
Accrued Performance Allocations, December 31, 2018	$2,853,261	$2,642,119	$22,921	$365,623	$5,883,924
Performance Allocations as a Result of Changes in Fund Fair Values	1,866,491	935,707	48,484	124,526	2,975,208
Foreign Exchange Loss	(10,367)	—	—	—	(10,367)
Fund Distributions	(1,069,530)	(514,677)	(47,454)	(36,655)	(1,668,316)

Accrued Performance Allocations, December 31, 2019	$3,639,855	$3,063,149	$23,951	$453,494	$7,180,449

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Corporate Treasury Investments
The portion of corporate treasury investments included in Investments represents Blackstone’s investments into primarily fixed income securities, mutual fund interests, and other fund interests. These strategies are managed by a combination of Blackstone personnel and third party advisors. The following table presents the Realized and Net Change in Unrealized Gains (Losses) on these investments:

	Year Ended December 31,
	2019	2018	2017
Realized Gains (Losses)	$28,585	$(1,024)	$4,378
Net Change in Unrealized Gains (Losses)	62,042	(38,113)	50,222

	$90,627	$(39,137)	$54,600

Other Investments
Other Investments consist primarily of proprietary investment securities held by Blackstone. Other Investments include equity investments without readily determinable fair values which have a carrying value of $57.7 million as of December 31, 2019. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in Other Investments:

	Year Ended December 31,
	2019	2018	2017
Realized Gains	$46,248	$56,381	$4,886
Net Change in Unrealized Gains	21,450	20,335	14,324

	$67,698	$76,716	$19,210

5.    Net Asset Value as Fair Value
A summary of fair value by strategy type alongside the remaining unfunded commitments and ability to redeem such investments as of December 31, 2019 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)	Redemption Notice Period
Diversified Instruments	$221,901	$126	(a)	(a)
Credit Driven	79,092	268	(b)	(b)
Equity	6,245	—	(c)	(c)
Commodities	1,613	—	(d)	(d)

	$308,851	$394

(a)	Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 3% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 97% of investments in this category are redeemable as of the reporting date.

(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 21% of the fair value of the investments in this category are in liquidation. The remaining 79% of investments in this category are redeemable as of the reporting date.

(c)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 100% of the fair value of the investments in this category are in liquidation. As of the reporting date, the investee fund manager had elected to side pocket 70% of Blackstone’s investments in the category.

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
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

	December 31, 2019				December 31, 2018
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Freestanding Derivatives
Blackstone
Interest Rate Contracts	$1,256,287	$53,129	$165,852	$4,895	$798,137	$43,632	$844,620	$39,164
Foreign Currency Contracts	344,422	1,231	97,626	802	224,841	1,286	245,371	1,636
Credit Default Swaps	7,617	36	16,697	197	—	—	34,060	4,004
Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	106,906	307	40,110	1,167	108,271	524	16,952	164
Interest Rate Contracts	—	—	33,000	1,728	—	—	10,000	311
Credit Default Swaps	5,108	58	47,405	960	20,952	55	46,685	5,710
Total Return Swaps	4,558	21	27,334	464	—	—	31,440	1,855
Other	1	4	1	2	—	—	—	—

	$1,724,899	$54,786	$428,025	$10,215	$1,152,201	$45,497	$1,229,128	$52,844

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The table below summarizes the impact to the Consolidated Statements of Operations from derivative financial instruments
:

	Year Ended December 31,
	2019	2018	2017
Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$(3,570)	$2,968	$(2,400)
Foreign Currency Contracts	6,099	10,761	(6,333)
Credit Default Swaps	3,209	(539)	(3,764)
Total Return Swaps	(908)	145	295
Other	(286)	(120)	(417)

	$4,544	$13,215	$(12,619)

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	50,431	36,472	(24,629)
Foreign Currency Contracts	(441)	(6,682)	(3,556)
Credit Default Swaps	3,400	(521)	4,881
Total Return Swaps	1,296	(2,107)	(447)
Other	(36)	—	129

	$54,650	$27,162	$(23,622)

As of December 31, 2019, 2018 and 2017, Blackstone had not designated any derivatives as cash flow hedges.
7.    Fair Value Option
The following table summarizes the financial instruments for which the fair value option has been elected:

	December 31,
	2019	2018
Assets
Loans and Receivables	$500,751	$304,173
Equity and Preferred Securities	432,472	390,095
Debt Securities	506,924	529,698
Assets of Consolidated CLO Vehicles
Corporate Loans	6,801,691	6,766,700
Other	770	—

	$8,242,608	$7,990,666

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes
Loans Payable	$6,455,016	$6,473,233
Due to Affiliates	57,717	3,201
Subordinated Notes
Loans Payable	24,738	7,478
Due to Affiliates	20,535	52,811

	$6,558,006	$6,536,723

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Year Ended December 31,
	2019		2018		2017
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$(4,595)	$(6,533)	$291	$(447)	$(1,214)	$6,590
Equity and Preferred Securities	16,493	(2,331)	3,451	(3,589)	4,611	22,326
Debt Securities	(7,139)	12,748	(1,105)	(29,069)	4,866	(3,390)
Assets of Consolidated CLO Vehicles
Corporate Loans	(29,191)	96,221	(8,749)	(285,698)	(3,827)	(6,603)
Corporate Bonds	—	—	(24,056)	9,693	12,442	(36,219)
Other	—	133	—	6	—	454

	$(24,432)	$100,238	$(30,168)	$(309,104)	$16,878	$(16,842)

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$—	$(40,050)	$—	$51,048	$—	$—
Subordinated Notes	—	15,017	—	254,966	—	81,460

	$—	$(25,033)	$—	$306,014	$—	$81,460

The following table presents information for those financial instruments for which the fair value option was elected:

	December 31, 2019			December 31, 2018
		For Financial Assets Past Due (a)			For Financial Assets Past Due (a)
	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal
Loans and Receivables	$(3,875)	$—	$—	$2,421	$—	$—
Debt Securities	(14,667)	—	—	(26,660)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	(234,430)	—	—	(301,085)	—	—
Other	133	—	—	—	—	—
	$(252,839)	$—	$—	$(325,324)	$—	$—

(a)	Corporate Loans within CLO assets are classified as past due if contractual payments are more than one day past due.

As of December 31, 2019 and 2018, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual
status. As of December 31, 2019 and 2018, no Corporate Bonds included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual
status.

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

8.    Fair Value Measurements of Financial Instruments
The following tables summarize the valuation of Blackstone’s financial assets and liabilities by the fair value hierarchy:

	December 31, 2019
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents — Money Market Funds and Short-Term Investments	$456,784	$—	$—	$—	$456,784

Investments
Investments of Consolidated Blackstone Funds (a)
Investment Funds	—	—	—	23,647	23,647
Equity Securities	31,812	40,495	255,900	—	328,207
Partnership and LLC Interests	—	13,116	418,250	—	431,366
Debt Instruments	—	715,246	79,381	—	794,627
Freestanding Derivatives
Foreign Currency Contracts	—	307	—	—	307
Credit Default Swaps	—	58	—	—	58
Total Return Swaps	—	21	—	—	21
Other	—	4	—	—	4
Assets of Consolidated CLO Vehicles
Corporate Loans	—	6,505,720	295,971	—	6,801,691
Other	—	—	770	—	770

Total Investments of Consolidated Blackstone Funds	31,812	7,274,967	1,050,272	23,647	8,380,698

Corporate Treasury Investments
Equity Securities	429,527	—	—	—	429,527
Debt Instruments	297,111	1,385,582	26,345	—	1,709,038
Other	—	—	2,944	278,078	281,022

Total Corporate Treasury Investments	726,638	1,385,582	29,289	278,078	2,419,587

Other Investments	200,478	—	—	7,126	207,604

Total Investments	958,928	8,660,549	1,079,561	308,851	11,007,889

Accounts Receivable — Loans and Receivables	—	—	500,751	—	500,751

Other Assets
Freestanding Derivatives
Interest Rate Contracts	502	52,627	—	—	53,129
Foreign Currency Contracts	—	1,231	—	—	1,231
Credit Default Swaps	—	36	—	—	36

Total Other Assets	502	53,894	—	—	54,396

	$1,416,214	$8,714,443	$1,580,312	$308,851	$12,019,820

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31, 2019
	Level I	Level II	Level III	Total
Liabilities
Loans Payable — Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	$—	$6,455,016	$—	$6,455,016
Subordinated Notes (b)	—	24,738	—	24,738

Total Loans Payable	—	6,479,754	—	6,479,754

Due to Affiliates — Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	—	57,717	—	57,717
Subordinated Notes (b)	—	20,535	—	20,535

Total Due to Affiliates	—	78,252	—	78,252

Securities Sold, Not Yet Purchased	19,977	55,569	—	75,546

Accounts Payable, Accrued Expenses and Other Liabilities
Liabilities of Consolidated Blackstone Funds — Freestanding Derivatives (a)
Foreign Currency Contracts	—	1,167	—	1,167
Credit Default Swaps	—	960	—	960
Total Return Swaps	—	464	—	464
Interest Rate Swaps	—	1,728	—	1,728
Other	—	2	—	2

Total Liabilities of Consolidated Blackstone Funds	—	4,321	—	4,321

Freestanding Derivatives
Interest Rate Contracts	150	4,745	—	4,895
Foreign Currency Contracts	—	802	—	802
Credit Default Swaps	—	197	—	197

Total Freestanding Derivatives	150	5,744	—	5,894

Total Accounts Payable, Accrued Expenses and Other Liabilities	150	10,065	—	10,215

	$20,127	$6,623,640	$—	$6,643,767

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
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

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31, 2018
	Level I	Level II	Level III	Total
Liabilities
Loans Payable — Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	$—	$6,473,233	$—	$6,473,233
Subordinated Notes (b)	—	7,478	—	7,478

Total Loans Payable	—	6,480,711	—	6,480,711

Due to Affiliates — Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	—	3,201	—	3,201
Subordinated Notes (b)	—	52,811	—	52,811

Total Due to Affiliates	—	56,012	—	56,012

Securities Sold, Not Yet Purchased	35,959	106,658	—	142,617

Accounts Payable, Accrued Expenses and Other Liabilities
Liabilities of Consolidated Blackstone Funds — Freestanding Derivatives (a) Foreign Currency Contracts	—	164	—	164
Credit Default Swaps	—	5,710	—	5,710
Total Return Swaps	—	1,855	—	1,855
Interest Rate Swaps	—	311	—	311

Total Liabilities of Consolidated Blackstone Funds	—	8,040	—	8,040

Freestanding Derivatives
Interest Rate Contracts	3,080	36,084	—	39,164
Foreign Currency Contracts	—	1,636	—	1,636
Credit Default Swaps	—	4,004	—	4,004

Total Freestanding Derivatives	3,080	41,724	—	44,804

Total Accounts Payable, Accrued Expenses and Other Liabilities	3,080	49,764	—	52,844

	$39,039	$6,693,145	$—	$6,732,184

(a)	Pursuant to GAAP consolidation guidance, Blackstone is required to consolidate all VIEs in which it has been identified as the primary beneficiary, including certain CLO vehicles, and other funds in which a consolidated entity of Blackstone, such as the general partner of the fund, has a controlling financial interest. While Blackstone is required to consolidate certain funds, including CLO vehicles, for GAAP purposes, Blackstone has no ability to utilize the assets of these funds and there is no recourse to Blackstone for their liabilities since these are client assets and liabilities.

(b)	Senior and subordinated notes issued by CLO vehicles are classified based on the more observable fair value of CLO assets less (1) the fair value of any beneficial interests held by Blackstone, and (2) the carrying value of any beneficial interests that represent compensation for services.

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2019:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities	$198,094	Discounted Cash Flows	Discount Rate	7.2% - 40.2%	13.1%
			Revenue CAGR	0.0% - 25.4%	9.1%
			Book Value Multiple	0.9x - 10.0x	6.4x
			EBITDA Multiple	1.1x - 13.5x	8.3x
			Exit Capitalization Rate	5.0% - 11.4%	7.9%
			Exit Multiple - EBITDA	0.1x - 17.0x	9.5x
			Exit Multiple - NOI	14.3x	N/A
			Exit Multiple - P/E	17.0x	N/A
	471	Market Comparable Companies	Book Value Multiple	1.1x	N/A
	30,250	Other	N/A	N/A	N/A
	26,958	Transaction Price	N/A	N/A	N/A
	127	Third Party Pricing	N/A	N/A	N/A

Partnership and LLC Interests	367,308	Discounted Cash Flows	Discount Rate	0.9% - 26.5%	9.2%
			Revenue CAGR	-4.3% - 26.3%	17.1%
			Book Value Multiple	1.0x - 1.1x	1.1x
			EBITDA Multiple	6.5x - 14.0x	9.8x
			Exit Capitalization Rate	2.0% - 27.0%	5.8%
			Exit Multiple - EBITDA	3.5x - 18.6x	10.2x
			Exit Multiple - NOI	13.0x - 15.7x	14.6x
	3,330	Market Comparable Companies	Book Value Multiple	1.2x	N/A
			Dollar/Acre Multiple	$12.0	N/A
	2,637	Other	N/A	N/A	N/A
	44,975	Transaction Price	N/A	N/A	N/A

Debt Instruments	8,628	Discounted Cash Flows	Discount Rate	7.1% - 58.2%	12.1%
			Exit Capitalization Rate	5.5% - 8.0%	6.7%
			Exit Multiple - EBITDA	6.5x	N/A
	69,620	Third Party Pricing	N/A	N/A	N/A
	1,133	Transaction Price	N/A	N/A	N/A

Assets of Consolidated CLO Vehicles	296,741	Third Party Pricing	N/A	N/A	N/A

Total Investments of Consolidated Blackstone Funds	1,050,272

continued ...

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)
Corporate Treasury Investments	$10,332	Discounted Cash Flows	Discount Rate	3.2% - 7.1%	5.7%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	8.0% - 70.0%	67.9%
			Reinvestment Rate	LIBOR + 400 bps	N/A
	2,944	Market Comparable Companies	EBITDA Multiple	6.2x - 8.8x	8.1x
	16,013	Third Party Pricing	N/A	N/A	N/A
Loans and Receivables	406,498	Discounted Cash Flows	Discount Rate	5.2% - 9.8%	7.7%
	94,253	Transaction Price	N/A	N/A	N/A

	$1,580,312

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
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
continued ...

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Corporate Treasury Investments	$7,947	Discounted Cash Flows	Discount Rate	4.4% - 7.5%	6.6%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months -	13 Months
				21 Months
			Recovery Rate	17.5% - 70.0%	67.7%
			Reinvestment Rate	LIBOR + 400 bps	N/A
	16,621	Third Party Pricing	N/A	N/A	N/A
Loans and Receivables	304,173	Discounted Cash Flows	Discount Rate	6.1% - 12.8%	8.7%
Other Investments	26,631	Discounted Cash Flows	Discount Rate	1.0% - 15.0%	2.8%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	70.0%	N/A
			Reinvestment Rate	LIBOR + 400 bps	N/A
	4,986	Transaction Price	N/A	N/A	N/A

	$1,724,374

N/A	Not applicable.
CAGR	Compound annual growth rate.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA, forward EBITDA and price/earnings exit multiples.
LIBOR	London Interbank Offered Rate.
NOI	Net operating income.
P/E	Price-earnings ratio.
Third Party Pricing	Third Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.
Transaction Price	Includes recent acquisitions or transactions.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.

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

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
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

	Level III Financial Assets at Fair Value Year Ended December 31,
	2019				2018
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total
Balance, Beginning of Period	$1,364,016	$304,173	$56,185	$1,724,374	$1,029,371	$239,659	$119,642	$1,388,672
Transfer In Due to Consolidation and Acquisition	—	—	—	—	50,043	—	—	50,043
Transfer Out Due to Deconsolidation	—	—	—	—	(217,182)	—	—	(217,182)
Transfer In to Level III (b)	154,046	—	29,941	183,987	190,497	—	8,484	198,981
Transfer Out of Level III (b)	(507,546)	—	(40,426)	(547,972)	(127,829)	—	(56,534)	(184,363)
Purchases	510,516	1,037,019	18,816	1,566,351	862,844	1,016,838	28,041	1,907,723
Sales	(536,156)	(834,145)	(34,905)	(1,405,206)	(457,824)	(953,538)	(43,213)	(1,454,575)
Settlements	—	(21,262)	—	(21,262)	—	(22,285)	(73)	(22,358)
Changes in Gains (Losses) Included in Earnings	65,396	14,966	(322)	80,040	34,096	23,499	(162)	57,433

Balance, End of Period	$1,050,272	$500,751	$29,289	$1,580,312	$1,364,016	$304,173	$56,185	$1,724,374

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$33,721	$(6,533)	$588	$27,776	$(4,378)	$—	$2,439	$(1,939)

(a)	Represents corporate treasury investments and Other Investments.

(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.

There were no Level III financial liabilities as of and for the year ended December 31, 2019 and 2018.

9.	Variable Interest Entities

Pursuant to GAAP consolidation guidance, Blackstone consolidates certain VIEs in which it is determined that Blackstone is the primary beneficiary either directly or indirectly, through a consolidated entity or affiliate. VIEs include certain private equity, real estate, credit-focused or funds of hedge funds entities and CLO vehicles. The purpose of such VIEs is to provide strategy specific investment opportunities for investors in exchange for management and performance-based fees. The investment strategies of the Blackstone Funds differ by product; however, the fundamental risks of the Blackstone Funds have similar characteristics, including loss of invested capital and loss of management fees and performance-based fees. In Blackstone’s role as general partner, collateral manager or investment adviser, it generally considers itself the sponsor of the applicable Blackstone Fund. Blackstone does not provide performance guarantees and has no other financial obligation to provide funding to consolidated VIEs other than its own capital commitments.

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
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

	December 31, 2019	December 31, 2018
Investments	$1,216,932	$942,700
Due from Affiliates	143,949	254,744
Potential Clawback Obligation	109,240	159,691

Maximum Exposure to Loss	$1,470,121	$1,357,135

Amounts Due to Non-Consolidated VIEs	$231	$207

10.    Repurchase Agreements
At December 31, 2019 and 2018, Blackstone pledged securities with a carrying value of $196.1 million and
 $
279.5

million, respectively, and cash
,
to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.
The following tables provide information regarding Blackstone’s Repurchase Agreements obligation by type of collateral pledged:

	December 31, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$42,459	$88,868	$22,791	$154,118

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 12. “Offsetting of Assets and Liabilities”					$154,118

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 12. “Offsetting of Assets and Liabilities”					$—

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$42,908	$144,731	$34,563	$222,202

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 12. “Offsetting of Assets and Liabilities”					$222,202

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 12. “Offsetting of Assets and Liabilities”					$—

11.	Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities
Other Assets consists of the following:

	December 31,
	2019	2018
Furniture, Equipment and Leasehold Improvements	$417,373	$360,571
Less: Accumulated Depreciation	(262,891)	(240,199)

Furniture, Equipment and Leasehold Improvements, Net	154,482	120,372
Prepaid Expenses	159,333	110,732
Freestanding Derivatives	54,396	44,918
Other	14,282	18,226

	$382,493	$294,248

Depreciation expense of $26.3 million, $23.9 million and $25.2 million related to furniture, equipment and leasehold improvements for the years ended December 31, 2019, 2018 and 2017, respectively, is included in General, Administrative and Other in the Consolidated Statements of Operations.
Accounts Payable, Accrued Expenses and Other Liabilities includes $2.2 million and $15.6 million as of December 31, 2019 and 2018, respectively, relating to redemptions that were legally payable to investors of the consolidated Blackstone Funds and $298.3 million and $311.4 million, respectively, of payables relating to unsettled purchases.

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

12.	Offsetting of Assets and Liabilities
The following tables present the offsetting of assets and liabilities as of December 31, 2019 and 2018:

	December 31, 2019
	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments (a)	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$54,479	$380	$—	$54,099

	December 31, 2019
	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments (a)	Cash Collateral Pledged	Net Amount
Liabilities
Freestanding Derivatives	$10,215	$380	$9,198	$637
Repurchase Agreements	154,118	154,118	—	—

	$164,333	$154,498	$9,198	$637

	December 31, 2018
	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments (a)	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$45,416	$37,788	$5,547	$2,081

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
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
Notional Pooling Arrangement
Blackstone has a notional cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of December 31, 2019, the aggregate cash balance on deposit relating to the cash pooling arrangement was $1.0 billion, which was offset with an accompanying overdraft of $1.0 billion.

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
On September 3, 2019, Blackstone, through the Issuer, commenced a cash tender offer (the “Tender Offer”) for any and all of its 5.875% Senior Notes maturing on March 15, 2021 (the “2021 Notes”). On September 9, 2019, the Tender Offer expired and $175.0 million aggregate principal amount of the 2021 Notes were validly tendered for payment. Payment for the tendered notes was made on September 10, 2019.
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

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
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
The 2029 Notes, 2030 Notes and 2049 Notes are unsecured and unsubordinated obligations of the Issuer. The 2029 Notes, 2030 Notes and 2049 Notes are fully and unconditionally guaranteed, joint and severally, by The Blackstone Group Inc. and its indirect subsidiaries, Blackstone Holdings Partnerships (the “Guarantors”). The guarantees are unsecured and unsubordinated obligations of the Guarantors. Transaction costs related to the issuance of the 2029 Notes, 2030 Notes and 2049 Notes have been capitalized and are being amortized over the life of the 2029 Notes, 2030 Notes and 2049 Notes.
Blackstone borrows and enters into credit agreements for its general operating and investment purposes and certain Blackstone Funds borrow to meet financing needs of their operating and investing activities. Borrowing facilities have been established for the benefit of selected Blackstone Funds. When a Blackstone Fund borrows from the facility in which it participates, the proceeds from the borrowing are strictly limited for its intended use by the borrowing fund and not available for other Blackstone purposes. Blackstone’s credit facilities consist of the following:

	December 31,
	2019			2018
	Credit Available	Borrowing Outstanding	Effective Interest Rate	Credit Available	Borrowing Outstanding	Effective Interest Rate
Revolving Credit Facility (a)	$1,600,000	$—	—	$1,600,000	$—	—
Blackstone Issued Senior Notes (b)
5.875%, Due 3/15/2021	—	—	—	400,000	400,000	6.01%
4.750%, Due 2/15/2023	400,000	400,000	5.08%	400,000	400,000	5.08%
2.000%, Due 5/19/2025	336,390	336,390	2.12%	344,010	344,010	2.14%
1.000%, Due 10/5/2026	672,780	672,780	1.13%	688,020	688,020	1.14%
3.150%, Due 10/2/2027	300,000	300,000	3.30%	300,000	300,000	3.30%
1.500%, Due 4/10/2029	672,780	672,780	1.70%	—	—	—
2.500%, Due 1/10/2030	500,000	500,000	2.71%	—	—	—
6.250%, Due 8/15/2042	250,000	250,000	6.65%	250,000	250,000	6.65%
5.000%, Due 6/15/2044	500,000	500,000	5.16%	500,000	500,000	5.16%
4.450%, Due 7/15/2045	350,000	350,000	4.56%	350,000	350,000	4.56%
4.000%, Due 10/2/2047	300,000	300,000	4.20%	300,000	300,000	4.20%
3.500%, Due 9/10/2049	400,000	400,000	3.61%	—	—	—

	6,281,950	4,681,950		5,132,030	3,532,030
Blackstone Fund Facilities (c)	113	113	3.68%	—	—	—
CLO Vehicles (d)	6,859,535	6,859,535	3.55%	6,863,285	6,863,285	4.20%

	$13,141,598	$11,541,598		$11,995,315	$10,395,315

(a)
The Issuer has a credit facility (the “Credit Facility”) with Citibank, N.A., as Administrative Agent in the amount of
$1.6 billion with a maturity date of September 21, 2023.
Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee of 0.06%. The margin above adjusted LIBOR used to calculate the interest on borrowings was 0.75% as of December 31, 2019 and 2018. The margin is subject to change based on Blackstone’s credit rating. Borrowings may also be made in U.K. sterling, euros, Swiss francs, Japanese yen or Canadian dollars, in each case subject to certain sub-limits. The Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee-earning assets under management, each tested quarterly. The Borrowing Outstanding at each date represent outstanding but undrawn letters of credit against the credit facility.

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

(b)
The Issuer has issued long-term borrowings in the form of senior notes (the “Notes”). The Notes are unsecured and unsubordinated obligations of the Issuer. The Notes are fully and unconditionally guaranteed, jointly and severally, by Blackstone, Blackstone Holdings (the “Guarantors”), and the Issuer. The guarantees are unsecured and unsubordinated obligations of the Guarantors. Transaction costs related to the issuance of the Notes have been deducted from the Note liability and are being amortized over the life of the Notes. The indentures include covenants, including limitations on the Issuer’s and the Guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indentures also provide for events of default and further provide that the trustee or the holders of not less than
25%
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
basis or annual basis.

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31,
	2019		2018
Senior Notes	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
5.875%, Due 3/15/2021	$—	$—	$398,947	$421,720
4.750%, Due 2/15/2023	396,247	429,280	395,166	417,600
2.000%, Due 5/19/2025	332,393	365,521	339,959	352,197
1.000%, Due 10/5/2026	664,229	691,012	679,193	647,564
3.150%, Due 10/2/2027	297,046	309,540	296,717	285,030
1.500%, Due 4/10/2029	667,425	708,841	—	—
2.500%, Due 1/10/2030	489,841	493,500	—	—
6.250%, Due 8/15/2042	238,437	338,200	238,221	289,225
5.000%, Due 6/15/2044	488,968	606,700	488,747	490,150
4.450%, Due 7/15/2045	344,157	396,235	344,038	329,770
4.000%, Due 10/2/2047	290,344	321,780	290,163	262,800
3.500%, Due 9/10/2049	391,769	399,961	—	—

	$4,600,856	$5,060,570	$3,471,151	$3,496,056

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
Included within Loans Payable and Due to Affiliates within the Consolidated Statements of Financial Condition are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. Borrowings through the consolidated CLO vehicles consisted of the following:

	December 31,
	2019			2018
	Borrowing Outstanding	Effective Interest Rate	Weighted- Average Remaining Maturity in Years	Borrowing Outstanding	Effective Interest Rate	Weighted- Average Remaining Maturity in Years
Senior Secured Notes	$6,527,800	3.55%	3.5	$6,531,550	4.20%	7.5
Subordinated Notes	331,735	(a)	N/A	331,735	(a)	N/A

	$6,859,535			$6,863,285

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Senior Secured Notes and Subordinated Notes comprise the following amounts:

	December 31,
	2019			2018
		Amounts Due to Non- Consolidated Affiliates			Amounts Due to Non- Consolidated Affiliates
	Fair Value	Borrowing Outstanding	Fair Value	Fair Value	Borrowing Outstanding	Fair Value
Senior Secured Notes	$6,512,733	$57,750	$57,717	$6,476,434	$3,250	$3,201
Subordinated Notes	45,273	44,734	20,535	60,289	111,659	52,811

	$6,558,006	$102,484	$78,252	$6,536,723	$114,909	$56,012

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities. As of December 31, 2019 and 2018, the fair value of the consolidated CLO assets was $7.2 billion and $7.1 billion, respectively.
As part of Blackstone’s borrowing arrangements, Blackstone is subject to certain financial and operating covenants. Blackstone was in compliance with all of its loan covenants as of December 31, 2019.
Scheduled principal payments for borrowings at December 31, 2019 were as follows:

	Operating Borrowings	Blackstone Fund Facilities / CLO Vehicles	Total Borrowings
2020	$—	$113	$113
2021	—	—	—
2022	—	—	—
2023	400,000	—	400,000
2024	—	—	—
Thereafter	4,281,950	6,859,535	11,141,485

	$4,681,950	$6,859,648	$11,541,598

14.	Leases
Blackstone enters into
non-cancelable
lease and sublease agreements primarily for office space, which expire on various dates through 2030. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord, and are recognized on a straight-line basis over the term of the lease agreement. Rent expense includes base contractual rent and variable costs such as building expenses, utilities, taxes and insurance. At December 31, 2019 and 2018, Blackstone maintained irrevocable standby letters of credit and cash deposits as security for the leases of $7.5 million and $7.9 million, respectively. As of December 31, 2019, the weighted-average remaining lease term was 7.3 years, and the weighted-average discount rate was 2.4%.

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The components of lease expense were as follows:

Year Ended December 31, 2019
Operating Lease Cost (a)
Straight-Line Lease Cost (b)	$90,640
Variable Lease Cost	14,574
Sublease Income	(796)

$104,418

(a)	Rent expense for the years ended December 31, 2018 and 2017, was $109.9 million and $104.7 million, respectively.
(b)	Straight-line lease cost includes short-term leases, which are immaterial.
Supplemental cash flow information related to leases were as follows:

Year Ended December 31, 2019
Operating Cash Flows for Operating Leases	$94,854
Non-Cash Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	10,053
The following table shows the undiscounted cash flows on an annual basis for Operating Lease Liabilities as of December 31, 2019:

2020	$84,639
2021	88,638
2022	79,533
2023	77,287
2024	65,289
Thereafter	207,090

Total Lease Payments (a)	602,476
Less: Imputed Interest	(59,482)

Present Value of Operating Lease Liabilities	$542,994

(a)	Excludes $138.7 million of lease payments for signed leases that have not yet commenced.
As of December 31, 2018, the aggregate minimum future payments, net of sublease income, required on operating leases are as follows:

2019	$78,506
2020	72,191
2021	80,914
2022	79,094
2023	77,248
Thereafter	273,347

Total	$661,300

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

15.	Income Taxes
The Income Before Provision (Benefit) for Taxes consists of the following:

	Year Ended December 31,
	2019	2018	2017
Income Before Provision (Benefit) for Taxes
U.S. Domestic Income	$3,547,292	$3,308,202	$3,956,339
Foreign Income	270,723	204,739	161,750

	$3,818,015	$3,512,941	$4,118,089

The Provision (Benefit) for Taxes consists of the following:

	Year Ended December 31,
	2019	2018	2017
Current
Federal Income Tax	$74,611	$73,525	$31,457
Foreign Income Tax	38,098	42,128	36,083
State and Local Income Tax	19,267	53,961	40,507

	131,976	169,614	108,047

Deferred
Federal Income Tax	(222,790)	59,924	613,518
Foreign Income Tax	312	(2,518)	(34)
State and Local Income Tax	42,550	22,370	21,616

	(179,928)	79,776	635,100

Provision (Benefit) for Taxes	$(47,952)	$249,390	$743,147

The following table summarizes Blackstone’s tax position:

	Year Ended December 31,
	2019	2018	2017
Income Before Provision (Benefit) for Taxes	$3,818,015	$3,512,941	$4,118,089
Provision (Benefit) for Taxes	$(47,952)	$249,390	$743,147
Effective Income Tax Rate	-1.3%	7.1%	18.0%

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

				2019	2018
	Year Ended December 31,			vs.	vs.
	2019	2018	2017	2018	2017
Statutory U.S. Federal Income Tax Rate	21.0%	21.0%	35.0%	—	-14.0%
Income Passed Through to Common Shareholders and Non-Controlling Interest Holders (a)	-13.5%	-15.5%	-25.9%	2.0%	10.4%
State and Local Income Taxes	1.6%	1.8%	1.5%	-0.2%	0.3%
Equity-Based Compensation	—	—	-0.1%	—	0.1%
Change to a Taxable Corporation	-10.3%	—	—	-10.3%	—
Impact of the Tax Reform Bill	—	—	8.3%	—	-8.3%
Change in Valuation Allowance (b)	-0.8%	—	—	-0.8%	—
Other	0.7%	-0.2%	-0.8%	0.9%	0.6%

Effective Income Tax Rate	-1.3%	7.1%	18.0%	-8.4%	-10.9%

(a)
Includes income that was not taxable to Blackstone and its subsidiaries. Such income was directly taxable to the common unitholders for the period prior to the Conversion and remains taxable to Blackstone’s non-controlling interest holders.

(b)	The Change in Valuation Allowance for the year ended December 31, 2019 represents the change from July 1, 2019 to December 31, 2019, following the change to a taxable corporation.

Prior to the Conversion, Blackstone and certain of its subsidiaries operated in the U.S. as partnerships for income tax purposes (partnerships generally are not subject to federal income taxes) and generally as corporate entities in
non-U.S.
jurisdictions. Subsequent to the Conversion, all income attributable to Blackstone is subject to U.S. corporate income taxes.
The termination of the status of Blackstone as a Partnership in the Conversion has been treated as a change in tax status under GAAP guidance on accounting for income taxes.
These rules require that the deferred tax effects of a change in tax status be recorded to income from continuing operations on the date the Partnership status terminates. Blackstone has calculated the estimated effect of the change in tax status to be a tax benefit of approximately $394.8 million, net of a valuation allowance of approximately $648.2 million.
The Conversion resulted in a
step-up
in the recognition of tax basis of certain assets that will be recovered as those assets are sold or the basis is amortized. The basis information currently available to us represents an estimate of the basis in our subsidiaries at July 1, 2019. The final tax basis may differ as the additional information becomes available and is finalized.
U.S. federal income tax reform legislation, known as the Tax Cuts and Jobs Act, was signed into law on December 22, 2017 (the “Tax Reform Bill”). In December 2017 the SEC staff issued guidance on accounting for the tax effects of the Tax Reform Bill, which provided that the income tax effects of those aspects of the Tax Reform Bill for which Blackstone’s accounting for income taxes was complete must be reflected in that current period. The Tax Reform Bill reduced the corporate federal income tax rate from 35% to 21% effective January 1, 2018. Consequently, Blackstone recorded a decrease related to the net deferred tax assets of $500.6 million with a corresponding net adjustment to deferred income tax expense of $500.6 million for the year ended December 31, 2017. The remeasurement was partially offset by a $160.3 million tax benefit resulting from the $403.9 million reduction to the liability under the Tax Receivable Agreement resulting from the reduction of the federal income tax rate. The net impact to the 2017 effective tax rate was an 8.3% increase. During the quarter ended December 31, 2018 Blackstone completed its accounting for the income tax effects for the Tax Reform Bill, and no significant adjustments were made to the provisional amounts previously recorded.

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Further, the Tax Reform Bill include
d
a
one-time
deemed repatriation on undistributed foreign earnings and profits (referred to as the transition tax), which was not material to Blackstone.
The Tax Reform Bill also established new tax laws that became effective with the tax year beginning January 1, 2018, including, but not limited to, a new provision designed to tax global intangible low-taxed
income, a tax determined by base erosion and
anti-tax
abuse tax benefits from certain payments between a U.S. corporation and foreign subsidiaries and interest expense limitation. The net effect on the 2018 provision for income taxes for these provisions we
re immaterial.
Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	December 31,
	2019	2018
Deferred Tax Assets
Fund Management Fees	$—	$6,955
Equity-Based Compensation	—	69,484
Amortization and Depreciation	—	768,984
Investment Basis Differences/Net Unrealized Gains and Losses	1,712,982	—
Other	5,342	—

Total Deferred Tax Assets Before Valuation Allowance	1,718,324	845,423
Valuation Allowance	(629,019)	—

Total Net Deferred Tax Assets	1,089,305	845,423

Deferred Tax Liabilities
Investment Basis Differences/Net Unrealized Gains and Losses	20,267	71,472
Other	—	34,469

Total Deferred Tax Liabilities	20,267	105,941

Net Deferred Tax Asset s	$1,069,038	$739,482

The primary reason for the increase in the deferred tax asset balances from the prior year end is the Conversion, in connection with which Blackstone recognized a step-up
in the tax basis of certain assets and recorded corresponding deferred tax benefits, net of valuation allowances. Future realization of tax benefits depends on the expectation and character of taxable income within a certain period of time. The timing of realizability for certain deferred tax assets is determined by reference to the amortization and depreciation periods of the underlying tax basis of assets and ranges from 15 to 40 years. Blackstone has considered these amortization and depreciation periods as well as the character of income in evaluating whether it should establish valuation allowances. In addition, Blackstone has no taxable loss carryforward at December 31, 2019.
In evaluating the ability to realize deferred tax assets, Blackstone also considers projections of taxable income (including character of such income), beginning with historic results and incorporating assumptions of the amount of future pretax operating income. These assumptions about future taxable income require significant judgment and are consistent with the plans and estimates that Blackstone uses to manage its business. Certain deferred tax assets are not considered to be more likely than not to be realized due to the character of income necessary for realization. For those deferred tax assets, valuation allowances have been recorded.
Currently, Blackstone does not believe it meets the indefinite reversal criteria that would preclude Blackstone from recognizing a deferred tax liability with respect to its foreign subsidiaries. Therefore, Blackstone recorded a deferred tax liability for any outside basis difference of an investment in a foreign subsidiary.

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Blackstone files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, Blackstone is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2019, Blackstone’s U.S. federal income tax returns for the years 2016 through 2018 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2015 through 2018. Certain subsidiaries’ tax returns for the years 2008 through 2017 are currently subject to examination by various regulators. Blackstone believes that during 20
20
,
certain tax examinations have a reasonable possibility of being completed and does not expect the results of these examinations to have a material impact on the consolidated financial statements.
Blackstone’s unrecognized tax benefits, excluding related interest and penalties, were:

	December 31,
	2019	2018	2017
Unrecognized Tax Benefits — January 1	$20,864	$11,454	$3,581
Additions for Tax Positions of Prior Years	4,908	9,671	11,167
Reductions for Tax Positions of Prior Years	—	(323)	(1,860)
Settlements	(829)	—	(1,382)
Exchange Rate Fluctuations	15	62	(52)

Unrecognized Tax Benefits — December 31	$24,958	$20,864	$11,454

If recognized, the above tax benefits of
$25.0 million and $20.9 million for the years ended December 31, 2019 and 2018, respectively, would reduce the annual effective rate. Blackstone does not believe that it will have a material increase or decrease in its unrecognized tax benefits during the coming year.
The unrecognized tax benefits are recorded in Accounts Payable, Accrued Expense and Other Liabilities in the Consolidated Statements of Financial Condition.
Blackstone recognizes interest and penalties accrued related to unrecognized tax benefits in General, Administrative and Other Expenses. During the years ended December 31, 2019, 2018 and 2017, $0.5 million, $1.8 million and $(0.4) million of interest expense were accrued (reversed), respectively. During the years ended December 31, 2019, 2018 and 2017, no penalties were accrued.
Other Income — Change in Tax Receivable Agreement Liability
In 2019, the $161.6 million Change in Tax Receivable Agreement Liability was primarily attributable to the Conversion.
In 2017, the $403.9 million Change in Tax Receivable Agreement Liability was primarily attributable to the reduction in the corporate federal tax rate from 35% to 21% pursuant to the Tax Reform Bill.

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

16.	Earnings Per Share and Stockholder’s Equity
Basic and diluted net income per share of Class A common stock for the years ended December 31, 2019, 2018 and 2017 was calculated as follows:

	Year Ended December 31,
	2019	2018	2017
Net Income for Per Share of Class A Common Stock Calculations
Net Income Attributable to The Blackstone Group Inc., Basic	$2,049,682	$1,541,788	$1,471,374
Incremental Net Income from Assumed Exchange of Blackstone Holdings Partnership Units	—	1,185,799	—

Net Income Attributable to The Blackstone Group Inc., Diluted	$2,049,682	$2,727,587	$1,471,374

Shares/Units Outstanding
Weighted-Average Shares of Class A Common Stock Outstanding, Basic	675,900,466	678,850,245	665,453,198
Weighted-Average Shares of Unvested Deferred Restricted Class A Common Stock	267,385	226,487	793,648
Weighted-Average Blackstone Holdings Partnership Units	—	527,886,114	—

Weighted-Average Shares of Class A Common Stock Outstanding, Diluted	676,167,851	1,206,962,846	666,246,846

Net Income Per Share of Class A Common Stock
Basic	$3.03	$2.27	$2.21

Diluted	$3.03	$2.26	$2.21

Dividends Declared Per Share of Class A Common Stock (a)	$1.92	$2.42	$2.32

(a)	Dividends declared reflects the calendar date of the declaration for each distribution. The fourth quarter dividends, if any, for any fiscal year will be declared and paid in the subsequent fiscal year.
In computing the dilutive effect that the exchange of Blackstone Holdings Partnership Units would have on Net Income Per Share of Class A Common Stock, Blackstone considered that net income available to holders of shares of Class A common stock would increase due to the elimination of non-controlling
interests in Blackstone Holdings, inclusive of any tax impact. The hypothetical conversion may be dilutive to the extent there is activity at The Blackstone Group Inc. level that has not previously been attributed to the non-controlling
interests or if there is a change in tax rate as a result of a hypothetical conversion.
The following table summarizes the anti-dilutive securities for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Weighted-Average Blackstone Holdings Partnership Units	524,211,887	—	533,982,613
Stockholder’s Equity
In connection with the Conversion, effective July 1, 2019, each common unit of the Partnership outstanding immediately prior to the Conversion converted into one issued and outstanding, fully paid and nonassessable share of Class A common stock, $0.00001 par value per share, of the Company. The special voting unit of the Partnership outstanding immediately prior to the Conversion converted into one issued and outstanding, fully paid and nonassessable share of Class B common stock, $0.00001 par value per share, of the Company. The general partner units of the Partnership outstanding immediately prior to the Conversion converted into one issued and outstanding, fully paid and nonassessable share of Class C common stock, $0.00001 par value per share, of the Company.

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Class A and Class B common stock generally are
non-voting.
The Class B common stock generally will vote together with the Class A common stock as a single class on those few matters that may be submitted for a vote of the Class A common stock. The Class C common stock is the only class of the Company’s common stock entitled to vote at a meeting of shareholders (or take similar action by written consent) in the election of directors and generally with respect to all other matters submitted to a vote of shareholders. The Class B and Class C common stockholders are not entitled to dividends from the Company, or receipt of any of the Company’s assets in the event of any dissolution, liquidation or winding up. Blackstone Partners L.L.C. is the sole holder of the Class B common stock and Blackstone Group Management L.L.C. is the sole holder of the Class C common stock.
In connection with the Conversion on July 1, 2019, the Company authorized 9 billion shares of preferred stock with a par value of $0.00001. There were no shares of preferred stock issued and outstanding as of December 31, 2019.
Share Repurchase Program
On July 16, 2019, Blackstone’s board of directors authorized the repurchase of up to $1.0 billion of Class A common stock and Blackstone Holdings Partnership Units. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.
During the year ended December 31, 2017, no units were repurchased. During the year ended December 31, 2018, Blackstone repurchased 16.0 million shares of Blackstone Class A common stock at a total cost of $541.5 million. During the year ended December 31, 2019, Blackstone repurchased 12.8 million shares of Blackstone Class A common stock at a total cost of $561.9 million. As of December 31, 2019, the amount remaining available for repurchases under the program was $781.2 million.
Shares Eligible for Dividends and Distributions
As of December 31, 2019, the total number of shares of Class A common stock and Blackstone Holdings Partnership Units entitled to participate in dividends and distributions were as follows:

Shares/Units
Class A Common Stock Outstanding	671,157,692
Unvested Participating Common Stock	9,299,732

Total Participating Common Stock	680,457,424
Participating Blackstone Holdings Partnership Units	515,973,657

1,196,431,081

17.    Equity-Based Compensation
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

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

For the years ended December 31, 2019, 2018 and 2017 Blackstone recorded compensation expense of $417.1 million, $366.9 million, and $338.7 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $47.8 million, $59.0 million, and $47.1 million, respectively.
As of December 31, 2019, there was $918.0 million of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 3.7 years.
Total vested and unvested outstanding shares, including Blackstone Class A common stock, Blackstone Holdings Partnership Units and deferred restricted shares of Class A common stock, were 1,196,806,346 as of December 31, 2019. Total outstanding unvested phantom shares were 56,426 as of December 31, 2019.
A summary of the status of Blackstone’s unvested equity-based awards as of December 31, 2019 and of changes during the period January 1, 2019 through December 31, 2019 is presented below:

	Blackstone Holdings		The Blackstone Group Inc.
			Equity Settled Awards		Cash Settled Awards
Unvested Shares/Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Shares of Class A Common Stock	Weighted- Average Grant Date Fair Value	Phantom Shares	Weighted- Average Grant Date Fair Value
Balance, December 31, 2018	31,554,127	$34.38	9,312,268	$31.43	46,808	$34.66
Granted	9,094,157	43.57	3,639,947	38.80	20,355	50.71
Vested	(6,893,962)	35.68	(3,272,213)	31.18	(11,035)	48.59
Forfeited	(1,595,104)	31.77	(710,266)	22.60	(4,787)	47.95

Balance, December 31, 2019	32,159,218	$36.25	8,969,736	$35.26	51,341	$52.85

Shares/Units Expected to Vest
The following unvested shares and units, after expected forfeitures, as of December 31, 2019, are expected to vest:

	Shares/Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	25,800,455	3.2
Deferred Restricted Shares of Class A Common Stock	7,465,122	2.2

Total Equity-Based Awards	33,265,577	2.9

Phantom Shares	39,155	2.9

Deferred Restricted Shares of Class A Common Stock and Phantom Shares
Blackstone has granted deferred restricted shares of Class A common stock to certain senior and non-senior
managing director professionals, analysts and senior finance and administrative personnel and selected external advisers and phantom shares (cash settled equity-based awards) to other senior and non-senior
managing director employees. Holders of deferred restricted shares of Class A common stock and phantom shares are not entitled to any voting rights. Only phantom shares are to be settled in cash.
The fair values of deferred restricted shares of Class A common stock have been derived based on the closing price of Blackstone’s Class A common stock on the date of the grant, multiplied by the number of unvested awards and expensed over the assumed service period, which ranges from 1 to 5 years. Additionally, the calculation of the compensation expense assumes forfeiture rates based on historical turnover rates, ranging from 1.0% to 13.1% annually by employee class, and a per share discount, ranging from $0.39 to $10.88.

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The phantom shares vest over the assumed service period, which ranges from 1 to 5 years. On each such vesting date, Blackstone delivered or will deliver cash to the holder in an amount equal to the number of phantom shares held multiplied by the then fair market value of Blackstone’s Class A common stock on such date. Additionally, the calculation of the compensation expense assumes a forfeiture rate based on a historical turnover rate ranging from 9.6% to 13.1% annually by employee class. Blackstone is accounting for these cash settled awards as a liability.
Blackstone paid $0.4 million, $0.2 million and $0.3 million to non-senior
managing director employees in settlement of phantom shares for the years ended December 31, 2019, 2018 and 2017, respectively.
Blackstone Holdings Partnership Units
Blackstone has granted deferred restricted Blackstone Holdings Partners Units to certain newly hired and pre-existing
senior managing directors. Holders of deferred restricted Blackstone Holdings Partnership Units are not entitled to any voting rights.
The fair values of deferred restricted Blackstone Holdings Partnership Units have been derived based on the closing price of Blackstone’s common units on the date of the grant, multiplied by the number of unvested awards and expensed over the assumed service period, which ranges from 1 to 8 years. Additionally, the calculation of the compensation expense assumes a forfeiture rate of 5.6%, based on historical experience.
18.    Related Party Transactions
Affiliate Receivables and Payables
Due from Affiliates and Due to Affiliates consisted of the following:

	December 31,
	2019	2018
Due from Affiliates
Management Fees, Performance Revenues, Reimbursable Expenses and Other Receivables from Non-Consolidated Entities and Portfolio Companies	$1,999,568	$1,520,100
Due from Certain Non-Controlling Interest Holders and Blackstone Employees	573,679	462,475
Accrual for Potential Clawback of Previously Distributed Performance Allocations	21,626	11,548

	$2,594,873	$1,994,123

	December 31,
	2019	2018
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$672,981	$796,902
Due to Non-Consolidated Entities	100,286	99,728
Due to Note-Holders of Consolidated CLO Vehicles	78,252	56,012
Due to Certain Non-Controlling Interest Holders and Blackstone Employees	48,433	53,613
Accrual for Potential Repayment of Previously Received Performance Allocations	126,919	29,521

	$1,026,871	$1,035,776

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties
The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of December 31, 2019 and 2018, such investments aggregated $969.3 million and $842.9 million, respectively. Their share of the Net Income Attributable to Redeemable
Non-Controlling
and
Non-Controlling
Interests in Consolidated Entities aggregated $78.1 million, $63.6 million and $113.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Loans to Affiliates
Loans to affiliates consist of interest bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $7.0 million, $5.4 million and $3.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Contingent Repayment Guarantee
Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling
interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of December 31, 2019. See Note 19. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.
Aircraft and Other Services
In the normal course of business, Blackstone makes use of aircraft owned by Stephen A. Schwarzman; aircraft owned by Jonathan D. Gray; aircraft owned jointly by Joseph P. Baratta and two other individuals; and aircraft owned jointly by Bennett J. Goodman and another individual (each such aircraft, “Personal Aircraft”). Each of Messrs. Schwarzman, Gray, Baratta and Goodman paid for his respective ownership interest in his Personal Aircraft himself and bears his respective share of all operating, personnel and maintenance costs associated with the operation of such Personal Aircraft. The payments Blackstone makes for the use of the Personal Aircraft is based on current market rates.
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

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
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
As a result of the Conversion, there was a reduction of $161.6 million of the tax receivable agreement liability during the year ended December 31, 2019.
Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $672.9 million over the next 15 years. The after-tax
net present value of these estimated payments totals $191.2 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO
owners and the others mentioned above. Subsequent to December 31, 2019, payments totaling $73.9 million were made to certain pre-IPO
owners and others mentioned above in accordance with the tax receivable agreement and related to tax benefits Blackstone received for the 2018 taxable year.
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
Additionally, please see Note 19. “Commitments and Contingencies — Contingencies — Guarantees” for information regarding guarantees provided to a lending institution for certain loans held by employees.
19.    Commitments and Contingencies
Commitments
Investment Commitments
Blackstone had $3.8 billion of investment commitments as of December 31, 2019 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments, including loan commitments.
The consolidated Blackstone Funds had signed investment commitments of $80.0 million as of December 31, 2019 which includes $31.8 million of signed investment commitments for portfolio company acquisitions in the process of closing.

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
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
These regulatory capital requirements may restrict Blackstone’s ability to withdraw capital from its entities. At December 31, 2019, $50.9 million of net assets of consolidated entities may be restricted as to the payment of cash dividends and advances to Blackstone.
Contingencies
Guarantees
Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going
business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to Blackstone to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, Blackstone’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $18.5 million as of December 31, 2019.
The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to The Blackstone Group International Partners LLP. The amount guaranteed as of December 31, 2019 was $202.1 million.
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

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
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
The following table presents the clawback obligations by are as follows:

	December 31,
	2019			2018
Segment	Blackstone Holdings	Current and Former Personnel (a)	Total	Blackstone Holdings	Current and Former Personnel (a)	Total
Real Estate	$16,151	$10,597	$26,748	$15,770	$10,053	$25,823
Private Equity	82,276	2,860	85,136	13,296	(12,448)	848
Credit	6,866	8,169	15,035	1,355	1,495	2,850

	$105,293	$21,626	$126,919	$30,421	$(900)	$29,521

(a)	The split of clawback between Blackstone Holdings and Current and Former Personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.
For Private Equity, Real Estate, and certain Credit Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Consolidated Financial Statements of Blackstone, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At December 31, 2019, $731.0 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.
In the Credit segment, payment of Performance Allocations to Blackstone by the majority of the stressed/distressed, mezzanine and credit alpha strategies funds are substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

If, at December 31, 2019, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $7.2 billion, on an after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $6.6 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.
20.
Segment Reporting
Blackstone transacts its primary business in the United States and substantially all of its revenues are generated domestically.
Blackstone conducts its alternative asset management businesses through four segments:
•	Real Estate – Blackstone’s Real Estate segment primarily comprises its management of global, Europe and Asia-focused opportunistic real estate funds, high-yield and high-grade real estate debt funds, liquid real estate debt funds, core+ real estate funds which also include a non-exchange
traded REIT and a NYSE-listed REIT.
•
Private Equity – Blackstone’s Private Equity segment includes its management of flagship corporate private equity funds, sector and geographically-focused corporate private equity funds, including energy and Asia-focused funds, a core private equity fund, an opportunistic investment platform, a secondary fund of funds business, infrastructure-focused funds, a life sciences private investment platform, a multi-asset investment program for eligible high net worth investors and a capital markets services business.
•	Hedge Fund Solutions – The largest component of Blackstone’s Hedge Fund Solutions segment is Blackstone Alternative Asset Management, which manages a broad range of commingled and customized hedge fund of fund solutions. The segment also includes investment platforms that seed new hedge fund businesses, purchase minority interests in more established general partners and management companies of funds, invest in special situation opportunities, create alternative solutions in the form of daily liquidity products and invest directly.

•	Credit – Blackstone’s Credit segment consists principally of GSO Capital Partners LP, which is organized into three overarching strategies: performing credit strategies (which include mezzanine lending funds, middle market direct lending funds, including our business development company and other performing credit strategy funds), distressed strategies (which include credit alpha strategies, stressed/distressed funds and energy strategies) and long only strategies (which consist of CLOs, closed
-
ended funds, open
-
ended funds and separately managed accounts). In addition, the segment includes a publicly traded master limited partnership investment platform, Harvest, and our insurer-focused platform, Blackstone Insurance Solutions.
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

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
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
Segment Presentation
The following tables present the financial data for Blackstone’s four segments as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017.

	December 31, 2019 and the Year Then Ended
	Real Estate	Private Equity	Hedge Fund Solutions	Credit	Total Segments
Management and Advisory Fees, Net
Base Management Fees	$1,116,183	$986,482	$556,730	$586,535	$3,245,930
Transaction, Advisory and Other Fees, Net	175,831	115,174	3,533	19,882	314,420
Management Fee Offsets	(26,836)	(37,327)	(138)	(11,813)	(76,114)

Total Management and Advisory Fees, Net	1,265,178	1,064,329	560,125	594,604	3,484,236
Fee Related Performance Revenues	198,237	—	—	13,764	212,001
Fee Related Compensation	(531,259)	(423,752)	(151,960)	(229,607)	(1,336,578)
Other Operating Expenses	(168,332)	(160,010)	(81,999)	(160,801)	(571,142)

Fee Related Earnings	763,824	480,567	326,166	217,960	1,788,517

Realized Performance Revenues	1,032,337	468,992	126,576	32,737	1,660,642
Realized Performance Compensation	(374,096)	(192,566)	(24,301)	(12,972)	(603,935)
Realized Principal Investment Income	79,733	90,249	21,707	32,466	224,155

Total Net Realizations	737,974	366,675	123,982	52,231	1,280,862

Total Segment Distributable Earnings	$1,501,798	$847,242	$450,148	$270,191	$3,069,379

Segment Assets	$9,023,353	$9,007,658	$2,238,048	$4,009,354	$24,278,413

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31, 2018 and the Year Then Ended
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

	Year Ended December 31, 2017
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

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Reconciliations of Total Segment Amounts
The following tables reconcile the Total Segment Revenues, Expenses and Distributable Earnings to their equivalent GAAP measure for the years ended December 31, 2019, 2018 and 2017 along with Total Assets as of December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	2017
Revenues
Total GAAP Revenues	$7,338,270	$6,833,259	$7,145,015
Less: Unrealized Performance Allocations (a)	(1,126,668)	(561,163)	105,432
Less: Unrealized Principal Investment (Income) Loss (b)	(113,327)	65,851	131,206
Less: Interest and Dividend Revenue (c)	(192,593)	(181,763)	(142,920)
Less: Other Revenue (d)	(79,447)	(89,468)	140,051
Impact of Consolidation (e)	(88,164)	(277,406)	(322,729)
Amortization of Intangibles (f)	1,548	1,548	1,548
Transaction-Related Charges (g)	(168,170)	(588,710)	(40,153)
Intersegment Eliminations	9,585	5,969	6,787

Total Segment Revenue (h)	$5,581,034	$5,208,117	$7,024,237

	Year Ended December 31,
	2019	2018	2017
Expenses
Total GAAP Expenses	$3,964,651	$3,512,040	$3,752,378
Less: Unrealized Performance Allocations Compensation (i)	(540,285)	(319,742)	(103,794)
Less: Equity-Based Compensation (j)	(230,194)	(158,220)	(107,110)
Less: Interest Expense (k)	(195,034)	(159,838)	(192,838)
Impact of Consolidation (e)	(55,902)	(112,354)	(133,081)
Amortization of Intangibles (f)	(64,383)	(58,446)	(46,749)
Transaction-Related Charges (g)	(376,783)	(326,794)	(267,477)
Intersegment Eliminations	9,585	5,969	6,787

Total Segment Expenses (l)	$2,511,655	$2,382,615	$2,908,116

	Year Ended December 31,
	2019	2018	2017
Other Income
Total GAAP Other Income	$444,396	$191,722	$725,452
Impact of Consolidation (e)	(444,396)	(191,722)	(321,597)
Transaction-Related Charges (g)	—	—	(403,855)

Total Segment Other Income	$—	$—	$—

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Year Ended December 31,
	2019	2018	2017
Income Before Provision (Benefit) for Taxes
Total GAAP Income Before Provision (Benefit) for Taxes	$3,818,015	$3,512,941	$4,118,089
Less: Unrealized Performance Allocations (a)	(1,126,668)	(561,163)	105,432
Less: Unrealized Principal Investment (Income) Loss (b)	(113,327)	65,851	131,206
Less: Interest and Dividend Revenue (c)	(192,593)	(181,763)	(142,920)
Less: Other Revenue (d)	(79,447)	(89,468)	140,051
Plus: Unrealized Performance Allocations Compensation (i)	540,285	319,742	103,794
Plus: Equity-Based Compensation (j)	230,194	158,220	107,110
Plus: Interest Expense (k)	195,034	159,838	192,838
Impact of Consolidation (e)	(476,658)	(356,774)	(511,245)
Amortization of Intangibles (f)	65,931	59,994	48,297
Transaction-Related Charges (g)	208,613	(261,916)	(176,531)

Total Segment Distributable Earnings	$3,069,379	$2,825,502	$4,116,121

	As of December 31,
	2019	2018
Total Assets
Total GAAP Assets	$32,585,506	$28,924,650
Impact of Consolidation (e)	(8,307,093)	(8,285,824)

Total Segment Assets	$24,278,413	$20,638,826

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

For the years ended December 31, 2019, 2018 and 2017, Other Revenue on a GAAP basis was $80.0 million, $672.3 million and $(133.2) million and included $76.4 million, $87.4 million and $(146.5) million of foreign exchange gains (losses), respectively.

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

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Year Ended December 31,
	2019	2018	2017
Total Segment Management and Advisory Fees, Net	$3,484,236	$3,036,452	$2,770,791
Total Segment Fee Related Performance Revenues	212,001	123,836	169,445
Total Segment Realized Performance Revenues	1,660,642	1,811,771	3,647,807
Total Segment Realized Principal Investment Income	224,155	236,058	436,194

Total Segment Revenues	$5,581,034	$5,208,117	$7,024,237

(i)	This adjustment removes Unrealized Performance Allocations Compensation.
(j)	This adjustment removes Equity-Based Compensation on a segment basis.
(k)	This adjustment removes Interest Expense, excluding interest expense related to the Tax Receivable Agreement.
(l)	Total Segment Expenses is comprised of the following:

	Year Ended December 31,
	2019	2018	2017
Total Segment Fee Related Compensation	$1,336,578	$1,216,146	$1,185,639
Total Segment Realized Performance Compensation	603,935	678,141	1,297,611
Total Segment Other Operating Expenses	571,142	488,328	424,866

Total Segment Expenses	$2,511,655	$2,382,615	$2,908,116

Reconciliations of Total Segment Components
The following tables reconcile the components of Total Segments to their equivalent GAAP measures, reported on the Consolidated Statement of Operations for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Management and Advisory Fees, Net
GAAP	$3,472,155	$3,027,796	$2,751,322
Segment Adjustment (a)	12,081	8,656	19,469

Total Segment	$3,484,236	$3,036,452	$2,770,791

	Year Ended December 31,
	2019	2018	2017
GAAP Realized Performance Revenues to Total Segment Fee Related Performance Revenues
GAAP
Incentive Fees	$129,911	$57,540	$242,514
Investment Income — Realized Performance Allocations	1,739,000	1,876,507	3,571,811

GAAP	1,868,911	1,934,047	3,814,325
Total Segment
Less: Realized Performance Revenues	(1,660,642)	(1,811,771)	(3,647,807)
Segment Adjustment (b)	3,732	1,560	2,927

Total Segment	$212,001	$123,836	$169,445

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Year Ended December 31,
	2019	2018	2017
GAAP Compensation to Total Segment Fee Related Compensation
GAAP
Compensation	$1,820,330	$1,609,957	$1,442,485
Incentive Fee Compensation	44,300	33,916	105,279
Realized Performance Allocations Compensation	662,942	711,076	1,281,965

GAAP	2,527,572	2,354,949	2,829,729
Total Segment
Less: Realized Performance Compensation	(603,935)	(678,141)	(1,297,611)
Less: Equity-Based Compensation — Operating Compensation	(221,684)	(145,213)	(93,410)
Less: Equity-Based Compensation — Performance Compensation	(8,510)	(13,007)	(13,700)
Segment Adjustment (c)	(356,865)	(302,442)	(239,369)

Total Segment	$1,336,578	$1,216,146	$1,185,639

	Year Ended December 31,
	2019	2018	2017
GAAP General, Administrative and Other to Total Segment Other Operating Expenses
GAAP	$679,408	$594,873	$488,582
Segment Adjustment (d)	(108,266)	(106,545)	(63,716)

Total Segment	$571,142	$488,328	$424,866

	Year Ended December 31,
	2019	2018	2017
Realized Performance Revenues
GAAP
Incentive Fees	$129,911	$57,540	$242,514
Investment Income — Realized Performance Allocations	1,739,000	1,876,507	3,571,811

GAAP	1,868,911	1,934,047	3,814,325
Total Segment
Less: Fee Related Performance Revenues	(212,001)	(123,836)	(169,445)
Segment Adjustment (b)	3,732	1,560	2,927

Total Segment	$1,660,642	$1,811,771	$3,647,807

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Year Ended December 31,
	2019	2018	2017
Realized Performance Compensation
GAAP
Incentive Fee Compensation	$44,300	$33,916	$105,279
Realized Performance Allocations Compensation	662,942	711,076	1,281,965

GAAP	707,242	744,992	1,387,244
Total Segment
Less: Fee Related Performance Compensation	(94,797)	(53,844)	(75,933)
Less: Equity-Based Compensation — Performance Compensation	(8,510)	(13,007)	(13,700)

Total Segment	$603,935	$678,141	$1,297,611

	Year Ended December 31,
	2019	2018	2017
Realized Principal Investment Income
GAAP	$393,478	$415,862	$635,769
Segment Adjustment (e)	(169,323)	(179,804)	(199,575)

Total Segment	$224,155	$236,058	$436,194

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
non-controlling
interests.

21.	Subsequent Events
There have been no events since December 31, 2019 that require recognition or disclosure in the Consolidated Financial Statements.

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

22.	Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019 (a)	December 31, 2019
Revenues	$2,024,871	$1,486,806	$1,735,113	$2,091,480
Expenses	1,041,164	862,240	947,220	1,114,027
Other Income	130,325	61,131	223,056	29,884

Income Before Provision (Benefit) for Taxes	$1,114,032	$685,697	$1,010,949	$1,007,337

Net Income	$1,072,877	$646,961	$1,167,735	$978,394

Net Income Attributable to The Blackstone Group Inc.	$481,304	$305,792	$779,437	$483,149

Net Income Per Share of Class A Common Stock
Basic	$0.71	$0.45	$1.15	$0.71

Diluted	$0.71	$0.45	$1.15	$0.71

Dividends Declared (b)	$0.58	$0.37	$0.48	$0.49

	Three Months Ended
	March 31, 2018	June 30, 2018 (c)	September 30, 2018	December 31, 2018
Revenues	$1,769,131	$2,632,570	$1,926,580	$504,978
Expenses	982,931	1,016,381	1,017,632	495,096
Other Income (Loss)	110,599	73,519	66,838	(59,234)

Income (Loss) Before Provision (Benefit) for Taxes	$896,799	$1,689,708	$975,786	$(49,352)

Net Income (Loss)	$842,304	$1,550,977	$948,988	$(78,718)

Net Income (Loss) Attributable to The Blackstone Group Inc.	$367,872	$742,042	$442,742	$(10,868)

Net Income (Loss) Per Share of Class A Common Stock
Basic	$0.55	$1.09	$0.65	$(0.02)

Diluted	$0.53	$1.09	$0.64	$(0.02)

Dividends Declared (b)	$0.85	$0.35	$0.58	$0.64

(a)
As a result of the Conversion, there was a reduction of $174.6 million of the tax receivable agreement liability during the three months ended September 30, 2019. The reduction of the tax receivable agreement liability was included in Other Income.

(b)	Dividends declared reflects the calendar date of the declaration of each dividend.
(c)
For the three months ended June 30, 2018, Revenues included $580.9 million of Transaction-Related Charges recorded in Other Revenues received upon the conclusion of Blackstone’s investment sub-advisory
relationship with FS Investments’ funds.

Item 8A.	Unaudited Supplemental Presentation of Statements of Financial Condition

The Blackstone Group Inc.
Unaudited Consolidating Statements of Financial Condition
(Dollars in Thousands)

	December 31, 2019
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$2,172,441	$—	$—	$2,172,441
Cash Held by Blackstone Funds and Other	—	351,210	—	351,210
Investments	14,535,685	8,380,698	(634,701)	22,281,682
Accounts Receivable	754,703	220,372	—	975,075
Due from Affiliates	2,606,563	8,818	(20,508)	2,594,873
Intangible Assets, Net	397,508	—	—	397,508
Goodwill	1,869,860	—	—	1,869,860
Other Assets	381,289	1,204	—	382,493
Right-of-Use Assets	471,059	—	—	471,059
Deferred Tax Assets	1,089,305	—	—	1,089,305

Total Assets	$24,278,413	$8,962,302	$(655,209)	$32,585,506

Liabilities and Equity
Loans Payable	$4,600,856	$6,479,867	$—	$11,080,723
Due to Affiliates	885,655	509,681	(368,465)	1,026,871
Accrued Compensation and Benefits	3,796,044	—	—	3,796,044
Securities Sold, Not Yet Purchased	20,256	55,289	—	75,545
Repurchase Agreements	—	154,118	—	154,118
Operating Lease Liabilities	542,994	—	—	542,994
Accounts Payable, Accrued Expenses and Other Liabilities	504,804	301,355	—	806,159

Total Liabilities	10,350,609	7,500,310	(368,465)	17,482,454

Redeemable Non-Controlling Interests in Consolidated Entities	22,002	65,649	—	87,651

Equity
Class A Common Stock	7	—	—	7
Class B Common Stock	—	—	—	—
Class C Common Stock	—	—	—	—
Additional Paid-in-Capital	6,428,647	283,339	(283,339)	6,428,647
Retained Earnings	609,625	3,405	(3,405)	609,625
Accumulated Other Comprehensive Loss	(28,495)	—	—	(28,495)
Non-Controlling Interests in Consolidated Entities	3,076,470	1,109,599	—	4,186,069
Non-Controlling Interests in Blackstone Holdings	3,819,548	—	—	3,819,548

Total Equity	13,905,802	1,396,343	(286,744)	15,015,401

Total Liabilities and Equity	$24,278,413	$8,962,302	$(655,209)	$32,585,506

The Blackstone Group Inc.
Unaudited Consolidating Statements of Financial Condition—Continued
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
Blackstone Strategic Alliance Fund L.P.
BSSF I AIV L.P.*

BTD CP Holdings LP
Collateralized loan obligation vehicles
Mezzanine
side-by-side
investment vehicles
Private equity
side-by-side
investment vehicles
Real estate
side-by-side
investment vehicles
Hedge Fund Solutions
side-by-side
investment vehicles
*	Consolidated as of December 31, 2018 only.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.
Item 9A.	Controls and Procedures

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
No change in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management of The Blackstone Group Inc. and subsidiaries (“Blackstone”) is responsible for establishing and maintaining adequate internal control over financial reporting. Blackstone’s internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

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
Management conducted an assessment of the effectiveness of Blackstone’s internal control over financial reporting as of December 31, 2019 based on the framework established in
Internal Control — Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that Blackstone’s internal control over financial reporting as of December 31, 2019 was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited Blackstone’s financial statements included in this report on Form
 10-K
and issued its report on the effectiveness of Blackstone’s internal control over financial reporting as of December 31, 2019, which is included herein.
Item 9B.	Other Information

On February 25, 2020, Joseph P. Baratta, Senior Managing Director and Global Head of Private Equity, was appointed to our board of directors, effective March 2, 2020. For more information, see “Item 10. Directors, Executive Officers and Corporate Governance”, “Item 13. Certain Relationships and Related Transactions, and Director Independence — Transactions with Related Persons — Tax Receivable Agreements”, “Item 13. Certain Relationships and Related Transactions, and Director Independence — Transactions with Related Persons — Joseph P. Baratta” and “Item 13. Certain Relationships and Related Transactions, and Director Independence — Transactions with Related Persons — Investment in or Alongside Our Funds”.

Part III.
Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of The Blackstone Group Inc.
Our directors and executive officers as of the date of this filing are:

Name	Age	Position
Stephen A. Schwarzman	73	Founder, Chairman and Chief Executive Officer and Director
Jonathan D. Gray	50	President, Chief Operating Officer and Director
Hamilton E. James	69	Executive Vice Chairman and Director
Michael S. Chae	51	Chief Financial Officer
John G. Finley	63	Chief Legal Officer
Joseph P. Baratta	49	Global Head of Private Equity and Director*
Kelly A. Ayotte	51	Director
James W. Breyer	58	Director
Sir John Antony Hood	68	Director
Rochelle B. Lazarus	72	Director
Jay O. Light	78	Director
The Right Honorable Brian Mulroney	80	Director
William G. Parrett	74	Director

*	Appointment to board of directors effective March 2, 2020.

Stephen A. Schwarzman
is the Chairman, Chief Executive Officer and
Co-Founder
of Blackstone and the Chairman of our board of directors. Mr. Schwarzman was elected Chairman of the board of directors effective March 20, 2007. He also sits on the firm’s Management Committee. Mr. Schwarzman has been involved in all phases of the firm’s development since its founding in 1985. Mr. Schwarzman is an active philanthropist with a history of supporting education, as well as culture and the arts, among other things. In 2020, he signed The Giving Pledge, committing to give the majority of his wealth to philanthropic causes. In both business and philanthropy, Mr. Schwarzman has dedicated himself to tackling big problems with transformative solutions. In June 2019, he donated £150 million to the University of Oxford to help redefine the study of the humanities for the 21st century. His gift – the largest single donation to Oxford since the renaissance – will create a new Centre for the Humanities which unites all humanities faculties under one roof for the first time in Oxford’s history, and will offer new performing arts and exhibition venues as well as a new Institute for Ethics in AI. In October 2018, he announced a foundational $350 million gift to establish the MIT Schwarzman College of Computing, an interdisciplinary hub which will reorient MIT to address the opportunities and challenges presented by the rise of artificial intelligence, including critical ethical and policy considerations to ensure that the technologies are employed for the common good. In 2015, Mr. Schwarzman donated $150 million to Yale University to establish the Schwarzman Center, a first-of-its-kind
campus center in Yale’s historic “Commons” building, and also gave a founding gift of $40 million to the Inner-City Scholarship Fund, which provides tuition assistance to underprivileged children attending Catholic schools in the Archdiocese of New York. In 2013, he founded an international scholarship program, “Schwarzman Scholars,” at Tsinghua University in Beijing to educate future leaders about China. At over $575 million, the program is modeled on the Rhodes Scholarship and is the single largest philanthropic effort in China’s history coming largely from international donors. Mr. Schwarzman is
Co-Chair
of the Board of Trustees of Schwarzman Scholars. In 2007, Mr. Schwarzman donated $100 million to the New York Public Library on whose board he serves. In 2019, Mr. Schwarzman published his first book What It Takes: Lessons in the Pursuit of Excellence, a New York Times Best Seller which draws from his experience in business, philanthropy and public service. Mr. Schwarzman is a member of The Council on Foreign Relations, The Business Council, The Business Roundtable, and The International Business Council of the World Economic Forum. He is the former co-chair
of the Partnership for New York City and serves on the boards of The Asia Society and New York Presbyterian Hospital, as well as on The Advisory Board of the School of Economics and Management at Tsinghua University, Beijing. He is a Trustee of The Frick Collection in New York City and Chairman Emeritus of the board of directors of The John F. Kennedy Center for the Performing Arts. In 2007, Mr. Schwarzman was included in TIME’s “100 Most Influential People.” In 2016, he topped Forbes Magazine’s list of the most influential people in finance and in 2018 was ranked in the Top 50 on Forbes’ list of the “World’s Most Powerful People”. The Republic of France has

awarded Mr. Schwarzman both the Légion d’Honneur and the Ordre des Arts et des Lettres at the Commandeur level. Mr. Schwarzman is one of the only Americans to receive both awards recognizing significant contributions to France. He was also awarded the Order of the Aztec Eagle, Mexico’s highest honor for foreigners. He is also the former Chairman of the President’s Strategic and Policy Forum, which was charged with providing direct input to the President of the United States from business leaders through a non-partisan,
non-bureaucratic
exchange of ideas. Mr. Schwarzman holds a BA from Yale University and an MBA from Harvard Business School. He has served as an adjunct professor at the Yale School of Management and on the Harvard Business School Board of Dean’s Advisors.
Jonathan D. Gray
is President and Chief Operating Officer of Blackstone and a member of our board of directors. Mr. Gray was elected to the board of directors effective February 24, 2012. He also sits on the firm’s Management Committee and previously served as Global Head of Real Estate, which he helped build into the largest real estate platform in the world. Mr. Gray joined Blackstone in 1992. He currently serves as Chairman of the board of directors of Hilton Worldwide Holdings Inc. and Nevada Property 1 LLC (The Cosmopolitan of Las Vegas). Mr. Gray also previously served as a board member of Invitation Homes Inc., Brixmor Property Group Inc. and La Quinta Holdings Inc. He also serves on the board of Harlem Village Academies. Mr. Gray and his wife, Mindy, established the Basser Center for BRCA at the University of Pennsylvania School of Medicine focused on the prevention and treatment of certain genetically caused cancers. They also established NYC Kids RISE in partnership with the City of New York to accelerate college savings for low income children. Mr. Gray received a BS in Economics from the Wharton School, as well as a BA in English from the College of Arts and Sciences at the University of Pennsylvania.
Hamilton E. James
is Executive Vice Chairman of Blackstone and a member of our board of directors. Mr. James was elected to the board of directors effective March 20, 2007. He is also a member of Blackstone’s Management Committee and sits on various Blackstone investment committees. Mr. James previously served as President and Chief Operating Officer of Blackstone. Prior to joining Blackstone in 2002, Mr. James was Chairman of Global Investment Banking and Private Equity at Credit Suisse First Boston and a member of its executive board. Prior to the acquisition of Donaldson, Lufkin & Jenrette, Inc. (“DLJ”) by Credit Suisse First Boston in 2000, Mr. James was the Chairman of DLJ’s Banking Group, responsible for all the firm’s investment banking and merchant banking activities. Mr. James joined DLJ in 1975, became head of DLJ’s global mergers and acquisitions group in 1982, founded DLJ Merchant Banking, Inc. in 1985, and was named Chairman of the Banking Group in 1995. Mr. James is the Chairman of the Board of Directors of Costco Wholesale Corporation, and has served on a number of other corporate boards. Mr. James is Chairman of the Finance Committee of The Metropolitan Museum of Art, Chairman of the finance committee of the Mount Sinai Health System, a member of the Center for American Progress Board of Trustees, Vice Chairman of Trout Unlimited’s Coldwater Conservation Fund, Vice Chairman of the Board of Trustees of the Wildlife Conservation Society, Advisory Board Member of The Montana Land Reliance, Advisory Council member of the Monetary Authority of Singapore, Chairman of the Education Finance Institute, Advisory Board member of the Max S. Baucus Institute at the University of Montana and Chairman Emeritus of the Board of Trustees of the American Ballet Theatre. He is also a former member of the President’s Export Council and a former Commissioner of The Port Authority of New York and New Jersey. In 2018, Mr. James
co-authored
the second edition of
Rescuing Retirement
, a book proposing a solution to America’s looming retirement crisis. The first edition was published in 2016. Mr. James has also published articles in The New York Times, The Wall Street Journal, Financial Times, The Harvard Business Review and other major publications. Mr. James graduated magna cum laude with a BA from Harvard College in 1973 and was a John Harvard Scholar. He earned an MBA with high distinction from the Harvard Business School and graduated as a Baker Scholar in 1975.
Joseph P. Baratta
is Global Head of Private Equity at Blackstone and a member of the board of directors. Mr. Baratta was elected to the board of directors effective March 2, 2020. He also sits on the firm’s Management Committee. Mr. Baratta joined Blackstone in 1998 and in 2001 he moved to London to help establish Blackstone’s corporate private equity business in Europe. Before joining Blackstone, Mr. Baratta was with Tinicum Incorporated and McCown De Leeuw & Company. Mr. Baratta also worked at Morgan Stanley in its mergers and acquisitions department. Mr. Baratta has served on the boards of a number of Blackstone portfolio companies and currently serves as a member or observer on the boards of directors of First Eagle Investment Management, Refinitiv, SESAC and Merlin Entertainments Group. He is also a member of the Board of Trustees of Georgetown University, is a trustee of the Tate Foundation, serves on the board of Year Up, an organization focused on youth employment, and serves on the Board of Trustees of Trinity School in New York City.
Michael S. Chae
is Blackstone’s Chief Financial Officer and a member of the firm’s Management Committee. Mr. Chae has management responsibility over the firm’s global finance, treasury, technology and corporate development functions. Since joining Blackstone in 1997, Mr. Chae has served in a broad range of leadership roles including Head of International Private Equity from 2012 through 2015, Head of Private Equity for Asia/Pacific from 2011 through 2015, and overseeing Private Equity investments in various sectors and the investment process for Tactical Opportunities. Mr. Chae led or was involved in numerous Blackstone investments over that time period.

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
of Global Mergers & Acquisitions. Mr. Finley is an Adviser on the American Law Institute’s Restatement of the Law, Corporate Governance project and a member of the Dean’s Advisory Board of Harvard Law School. Mr. Finley is a member of the National Advisory Board of the Netter Center for Community Partnerships of the University of Pennsylvania and the Board of Advisors of the University of Pennsylvania Institute of Law and Economics. He is also a guest lecturer at Harvard Law School. He has served on the Committee of Securities Regulation of the New York State Bar Association, the Board of Advisors of the Knight-Bagehot Fellowship in Economics and Business Journalism at Columbia University, the Lawyers Committee for Human Rights and as a Trustee of the Jewish Board of Family and Children Services. He has also served as Chairman of the Annual International Mergers & Acquisitions Conference of the International Bar Association. Mr. Finley received a BS in Economics from the Wharton School of the University of Pennsylvania, a BA in History from the College of Arts and Sciences of the University of Pennsylvania, and a JD from Harvard Law School.
Kelly A. Ayotte
is a member of our board of directors. Ms. Ayotte was elected to the board of directors effective May 13, 2019. Ms. Ayotte represented New Hampshire in the United States Senate from 2011 to 2016, where she chaired the Armed Services Subcommittee on Readiness and the Commerce Subcommittee on Aviation Operations. Ms. Ayotte also served on the Budget, Homeland Security and Governmental Affairs, Small Business and Entrepreneurship, and Aging Committees. Ms. Ayotte served as the “Sherpa” for Justice Neil Gorsuch, leading the effort to secure his confirmation to the United States Supreme Court. From 2004 to 2009, Ms. Ayotte served as New Hampshire’s first female Attorney General having been appointed to that position by Republican Governor Craig Benson and reappointed twice by Democratic Governor John Lynch. Prior to that, she served as the Deputy Attorney General, Chief of the Homicide Prosecution Unit and as Legal Counsel to Governor Craig Benson. Ms. Ayotte began her career as a law clerk to the New Hampshire Supreme Court and as an associate at the Mclane Middleton law firm. Ms. Ayotte serves on the board of directors of Caterpillar Inc. and its nomination, governance and public policy committee, the board of directors of News Corporation and its nomination and governance committee and the board of directors of Boston Properties, Inc. and its compensation and nomination and governance committees. She also serves on the board of directors of Blink Health LLC and BAE Systems Inc., and previously on the board of directors of Bloom Energy Corporation and chaired its nomination and governance committee. Ms. Ayotte also serves on the advisory boards of Microsoft Corporation, Chubb Insurance and Cirtronics. Ms. Ayotte is a Senior Advisor to United Against Nuclear Iran and Citizens for Responsible Energy Solutions. She also serves on the non-profit
boards of the One Campaign, the International Republican Institute, the McCain Institute, Winning for Women, NH Veteran’s Count and NH Swim with a Mission. Ms. Ayotte co-chairs
the Commission on Health Security at the Center for Strategic and International Studies and is member of the Taskforce on Extremism in Fragile States at the United States Institute of Peace. She is a member of the Board of Advisors for the Center on Military and Political Power at the Foundation for Defense of Democracies and the Aspen lnstitute’s Homeland Security and Economic Strategy Groups.
James W. Breyer
is a member of our board of directors. Mr. Breyer was elected to the board of directors effective July 14, 2016. Mr. Breyer is the Founder and Chief Executive Officer of Breyer Capital, a premier venture capital firm based in Menlo Park, California. Mr. Breyer has been an early investor in over 40 technology companies that have completed successful public offerings or mergers. He served as Partner at Accel Partners from 1990 to 2016 and Managing Partner from 1995 to 2011. Mr. Breyer also has a long record of investing in China and partnering with Chinese entrepreneurs. He is
Co-Chairman
of IDG Capital, based in Beijing and the first firm to bring venture capital into China. Over the past several years, Mr. Breyer has developed a deep personal and investment interest in long-term oriented entrepreneurs and teams working in artificial/augmented intelligence and human-assisted intelligence and has made numerous investments in this space. Mr. Breyer previously served on the board of directors of Twenty-First Century Fox, Inc. from 2011 to 2019, Facebook, Inc. from 2005 to 2013, Etsy, Inc. from 2008 to 2016, Dell, Inc. from 2009 to 2013 and
Wal-Mart
Stores, Inc. from 2001 to 2013, as well as a number of other technology companies. Mr. Breyer is currently the Chairman of the Advisory Board at the Tsinghua University School of Economics and Management, a member of Harvard Business School’s Board of Dean’s Advisors, a member of Harvard University’s Global Advisory Council, a founding member of the Dean’s Advisory Board of Stanford University’s School of Engineering, Chairman of the Stanford Engineering Venture Fund and founding member of the Stanford Institute for Human-Assisted Artificial Intelligence Advisory Board. In addition, Mr. Breyer is a long-time active volunteer as a Trustee of the San Francisco Museum of Modern Art, the Metropolitan Museum of Art, the American Film Institute and Stanford’s Center for Philanthropy and Civil Society.
Sir John Antony Hood
is a member of our board of directors. Sir John was elected to the board of directors effective May 14, 2018. Sir John is the President and Chief Executive Officer of the Robertson Foundation. Sir John previously served as the Chair of the Rhodes Trust, on the board of the Mandela Rhodes Foundation and as Chairman of BMT Group, Ltd. He currently serves as a director of WPP plc and Aurora Energy Research. In addition, Sir John serves on the boards of the Fletcher Trust and the Said Business School Foundation, and on the advisory board for the African Leadership Academy. From 2004 to 2009, Sir John served as Vice-Chancellor of the University of Oxford, and from 1999 to 2004, he served as Vice-Chancellor of The University of Auckland. Sir John earned a Bachelor of Engineering and a PhD in Civil Engineering from The University of Auckland. Upon completing his doctorate, he was awarded a Rhodes Scholarship to study at the University of Oxford. There he read for an MPhil in Management Studies and was a member of Worcester College. Sir John has been appointed a Knight Companion to the New Zealand Order of Merit.
Rochelle B. Lazarus
is a member of our board of directors. Ms. Lazarus was elected to the board of directors effective July 9, 2013. Ms. Lazarus is Chairman Emeritus of Ogilvy & Mather and served as Chairman of that company from 1997 to June 2012. Prior to becoming Chief Executive Officer and Chairman, she also served as President of O&M Direct North America, Ogilvy & Mather New York, and Ogilvy & Mather North America. Ms. Lazarus currently serves on the boards of Merck & Co., Inc., Rockefeller Capital Management, World Wildlife Fund, Lincoln Center for the Performing Arts and the Partnership for New York City. She also previously served on the board of General Electric Company. Ms. Lazarus is a trustee of the New York Presbyterian Hospital and is a member of the Board of Overseers of Columbia Business School. She is also a member of the Council on Foreign Relations and The Women’s Forum, Inc.
Jay O. Light
is a member of our board of directors. Mr. Light was elected to the board of directors effective September 18, 2008. Mr. Light is the Dean Emeritus of Harvard Business School and the George F. Baker Professor of Administration Emeritus. Prior to that, Mr. Light was the Dean of Harvard Business School from 2006 to 2010. Before becoming the Dean of Harvard Business School, Mr. Light was Senior Associate Dean, Chairman of the Finance Area, and a professor teaching Investment Management, Capital Markets, and Entrepreneurial Finance for 30 years. Mr. Light was also previously the lead director of the board of directors of HCA Holdings, Inc., a director of the Harvard Management Company and a director of Partners HealthCare (the Mass General and Brigham & Women’s Hospitals), where he served as Chairman of its Investment Committee until 2015. In prior years until 2008, Mr. Light was a Trustee of the GMO Trusts, a family of mutual funds for institutional investors.
The Right Honorable Brian Mulroney
is a member of our board of directors. Mr. Mulroney was elected to the board of directors effective June 21, 2007. Mr. Mulroney is a senior partner for Norton Rose Fulbright Canada LLP. Prior to joining Norton Rose Fulbright Canada, Mr. Mulroney was the eighteenth Prime Minister of Canada from 1984 to 1993 and leader of the Progressive Conservative Party of Canada from 1983 to 1993. He served as the Executive Vice President of the Iron Ore Company of Canada and President beginning in 1977. Prior to that, Mr. Mulroney served on the Cliché Commission of Inquiry in 1974. Mr. Mulroney is a Senior Advisor of Global Affairs at Barrick Gold Corporation, where he previously served as a member of the board of directors, and is the Chairman of their International Advisory Board. Mr. Mulroney is also Chairman of the board of directors of Quebecor Inc. and previously served on the board of directors of Wyndham Hotels & Resorts, Inc., Archer Daniels Midland Company and Quebecor World Inc.

William G. Parrett
is a member of our board of directors. Mr. Parrett was elected to the board of directors effective November 9, 2007. Until May 31, 2007, Mr. Parrett served as the Chief Executive Officer of Deloitte Touche Tohmatsu and Senior Partner of Deloitte (USA). Certain of the member firms of Deloitte Touche Tohmatsu or their subsidiaries and affiliates provide professional services to Blackstone or its affiliates. Mr. Parrett co-founded
the Global Financial Services Industry practice of Deloitte and served as its first Chairman. Mr. Parrett is a member of the board of directors of Oracle Corporation, where he is a member of the nominating and governance committee, and Eastman Kodak Company, where he chairs the audit and finance committee. Mr. Parrett was also previously a member of the board of directors of Thermo Fisher Scientific Inc., UBS AG and Conduent Inc. Mr. Parrett is a Senior Trustee of the United States Council for International Business and a past Chairman of the Board of Trustees of United Way Worldwide and New York Foundation for Senior Citizens. Mr. Parrett is a Certified Public Accountant with an active license.
Governance and Board Composition
Our common stock consists of Class A common stock, Class B common stock and Class C common stock. Under our certificate of incorporation and Delaware law, holders of our Class A common stock are entitled to vote, together with holders of our Class B common stock, voting as a single class, on a number of matters. However, the Class C common stock is the only class of the Company’s common stock entitled to vote for the election of our directors. The single share of outstanding Class C common stock is currently held by Blackstone Group Management L.L.C (the “Class C Shareholder”), an entity owned by our senior managing directors and controlled by our founder, Mr. Schwarzman.
The Class C Shareholder elects our board of directors in accordance with the Class C Shareholder’s limited liability company agreement, where our senior managing directors have agreed that our founder, Mr. Schwarzman will have the power to vote upon, act upon, consent to, approve or otherwise determine any matters to be voted upon, acted upon, consented to, approved or otherwise determined by the members of the Class C Shareholder. The limited liability company agreement of our Class C Shareholder provides that at such time as Mr. Schwarzman should cease to be a founding member, Jonathan D. Gray will thereupon succeed Mr. Schwarzman as the sole founding member of our Class C Shareholder, and thereafter such power will revert to the members of Class C Shareholder holding a majority in interest in the Class C Shareholder.
In identifying candidates for membership on the board of directors, Mr. Schwarzman, acting on behalf of the Class C Shareholder, takes into account (a) minimum individual qualifications, such as strength of character, mature judgment, industry knowledge or experience and an ability to work collegially with the other members of the board of directors, and (b) all other factors he considers appropriate.
After conducting an initial evaluation of a candidate, Mr. Schwarzman will interview that candidate if he believes the candidate might be suitable to be a director and may also ask the candidate to meet with other directors and senior management. If, following such interview and any consultations with directors and senior management, Mr. Schwarzman believes a candidate would be a valuable addition to the board of directors, he will appoint that individual to the board of directors.
When considering whether the board’s directors have the experience, qualifications, attributes and skills, taken as a whole, to enable the board to satisfy its oversight responsibilities effectively in light of Blackstone’s business and structure, Mr. Schwarzman focused on the information described in each of the board members’ biographical information set forth above. In particular, with regard to Ms. Ayotte, Mr. Schwarzman considered her distinguished career in government and public service, especially her service as a United States Senator and as New Hampshire Attorney General. With regard to Mr. Breyer, Mr. Schwarzman considered his extensive financial background and significant investment experience at Breyer Capital and Accel Partners. With regard to Sir John, Mr. Schwarzman considered his distinguished experience playing a key role in the management and oversight of leading, complex institutions and philanthropic organizations around the world. With regard to Ms. Lazarus, Mr. Schwarzman considered her extensive business background and her management experience in a variety of senior leadership roles at Ogilvy & Mather. With regard to Mr. Light, Mr. Schwarzman considered his distinguished career as a professor and dean at Harvard Business School with extensive knowledge and expertise of the investment management and capital markets industries. With regard to Mr. Mulroney, Mr. Schwarzman considered his distinguished career of government service, especially his service as the Prime Minister of Canada. With regard to Mr. Parrett, Mr. Schwarzman considered his significant experience, expertise and background with regard to auditing and accounting matters, his leadership role at Deloitte and his extensive experience serving as a director on boards of directors. With regard to Messrs. Gray, James and Baratta, Mr. Schwarzman considered their leadership and extensive knowledge of our business and operations gained through their years of service at our firm and with regard to himself, Mr. Schwarzman considered his role as founder and long-time Chief Executive Officer of our firm.
Controlled Company Exception and Director Independence
Because the Class C Shareholder holds more than 50% of the voting power for the election of directors, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these standards, a “controlled company” may elect not to comply with certain corporate governance standards, including the requirements (a) that a majority of its board of directors consist of independent directors, (b) that its board of directors have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (c) that its board of directors have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. See “Risk Factors — Risks Related to Our Organizational Structure — We are a controlled company and as a result fall within the exceptions from certain corporate governance and other requirements under the rules of the New York Stock Exchange.” We currently utilize the second and third of these exemptions. In the event that we cease to be a “controlled company” and our shares of Class A common stock continue to be listed on the NYSE, we will be required to comply with these provisions within the applicable transition periods. While we are exempt from the NYSE rules requiring a majority of independent directors, we currently have and intend to continue to maintain a majority independent board of directors.
Our board of directors has a total of ten members, including seven members, Messrs. Breyer, Hood, Light, Mulroney and Parrett, and Mses. Ayotte and Lazarus, who are independent under NYSE rules relating to corporate governance matters and the independence standards described in our governance policy.
Board Committees
Our board of directors has three standing committees: the audit committee, the compensation committee and the executive committee.
Audit Committee
. The audit committee consists of Messrs. Parrett (Chairman), Breyer, Hood and Light and Mses. Ayotte and Lazarus. The purpose of the audit committee is, among other things, to assist the board of directors in fulfilling its responsibility with respect to its oversight of (a) the quality and integrity of our financial statements, (b) our compliance with legal and regulatory requirements, (c) our independent auditor’s qualification, independence and performance, and (d) the performance of our internal audit function. The audit committee’s responsibilities also include reviewing with management, the independent auditors and internal audit, the areas of material risk to our operations and financial results, including major financial risks and exposures and our guidelines and policies with respect to risk assessment and risk management. The members of the audit committee meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the NYSE listing standards and SEC rules applicable to audit committees. The board of directors has determined that Mr. Parrett is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation
S-K.
The audit committee has a charter, which is available on our website at http://ir.blackstone.com under “Corporate Governance.”

Compensation Committee
. The compensation committee consists of Mr. Schwarzman. The purpose of the compensation committee is, among other things, to fix, and establish policies for, the compensation of officers and employees of the Company and its subsidiaries.
Executive Committee
. The executive committee consists of Messrs. Schwarzman, Gray, James and Baratta (effective March 2, 2020). The board of directors has delegated all of the power and authority of the full board of directors to the executive committee to act when the board of directors is not in session.
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
8-K
 filing.
Corporate Governance Guidelines
The board of directors has a Governance Policy, which addresses matters such as the board of directors’ responsibilities and duties and the board of directors’ composition and compensation. The Governance Policy is available on our website at http://ir.blackstone.com under “Corporate Governance.”
Communications to the Board of Directors
The
non-management
members of our board of directors meet at least quarterly. The presiding director at these non-management
board member meetings is Mr. Parrett. All interested parties, including any employee or shareholder, may send communications to the non-management
members of our board of directors by writing to: The Blackstone Group Inc., Attn: Audit Committee, 345 Park Avenue, New York, New York 10154.
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of a registered class of The Blackstone Group Inc.’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2019, such persons complied with all such filing requirements.
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

Our overriding compensation philosophy for our senior managing directors and certain other employees is that compensation should be composed primarily of (a) annual cash bonus payments tied to the performance of the applicable business unit(s) in which such employee works, (b) performance interests (composed primarily of Performance Allocations, commonly referred to as carried interest, and incentive fee interests) tied to the performance of the investments made by the funds in the business unit in which such employee works or for which he or she has responsibility, (c) deferred equity awards reflecting the value of our Class A common stock, and (d) additional cash payments and equity awards tied to extraordinary performance of such employee or other circumstances (for example, if there has been a change of role or responsibility). We believe base salary should represent a significantly lesser component of total compensation. We believe the appropriate combination of annual cash bonus payments and performance interests or deferred equity awards encourages our senior managing directors and other employees to focus on the underlying performance of our investment funds, as well as the overall performance of the firm and interests of holders of our shareholders. To that end, the primary form of compensation to our senior managing directors and other employees who work in operations related to our carry funds or funds that pay incentive fees is generally a combination of annual cash bonus payments related to the performance of those carry fund operations, carried interest or incentive fee interests and, in specified cases, deferred equity awards. Along the same lines, the primary form of compensation to our senior managing directors and other employees who do not work in such fund operations is generally a combination of annual cash bonus payments tied to the performance of the applicable business unit in which such employee works and deferred equity awards.
Employees at higher total compensation levels are generally targeted to receive a greater percentage of their total compensation payable in annual cash bonuses, participation in performance interests, and deferred equity awards and a lesser percentage in the form of base salary compared to employees at lower total compensation levels. We believe that the proportion of compensation that is “at risk” should increase as an employee’s level of responsibility rises.
Our compensation program includes significant elements that discourage excessive risk-taking and aligns the compensation of our employees with the long-term performance of the firm. For example, notwithstanding the fact that for accounting purposes we accrue compensation for the Performance Plans (as defined below) related to our carry funds as increases in the carrying value of the portfolio investments are recorded in those carry funds, we only make cash payments to our employees related to carried interest when profitable investments have been realized and cash is distributed first to the investors in our funds, followed by the firm and only then to employees of the firm. Moreover, if a carry fund fails to achieve specified investment returns due to diminished performance of later investments, our Performance Plans entitle us to “clawback” carried interest payments previously made to an employee for the benefit of the limited partner investors in that fund, and we escrow a portion of all carried interest payments made to employees to help fund their potential future “clawback” obligations, all of which further discourages excessive risk-taking by our employees. Similarly, for our investment funds that pay incentive fees, those incentive fees are only paid to the firm and employees of the firm to the extent an applicable fund’s portfolio of investments has profitably appreciated in value (in most cases above a specified level) during the applicable period. In addition, and as noted below with respect to our named executive officers, the requirement that we have our professional employees invest in certain of the funds they manage directly aligns the interests of our professionals and our investors. In most cases, these investments represent a significant percentage of employees’
after-tax
compensation. Lastly, because our equity awards have significant vesting or deferral provisions, the actual amount of compensation realized by the recipient will be tied directly to the long-term performance of our Class A common stock. In addition, in applicable jurisdictions, specifically in the European Union, our compensation program includes additional remuneration policies that may limit or otherwise alter the compensation for certain employees consistent with local regulatory requirements and aimed at, among other things, discouraging inappropriate risk-taking and aligning compensation with the firm’s strategy and long-term interests consistent with our general compensation program.
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
Personal Investment Obligations
. As part of our compensation philosophy and program, we require our named executive officers to personally invest their own capital in and alongside the funds that we manage. We believe that this strengthens the alignment of interests between our named executive officers and the investors in those investment funds. (See “— Item 13. Certain Relationships and Related Transactions, and Director Independence — Investment in or Alongside Our Funds.”) In determining compensation for our named executive officers, we do not take into account the gains or losses attributable to the personal investments by our named executive officers in our investment funds.
Minimum Retained Ownership Requirements
. We believe the continued ownership by our named executive officers of significant amounts of our equity affords significant alignment of interests with our shareholders. In 2019, in order to further balance retention incentives, we modified our minimum retained ownership requirements for equity awards granted from 2019 and onward to require our named executive officers to hold 25% of their vested equity (other than vested common stock awarded under our Bonus Deferral Plan) for two years after each vesting event, unless the named executive officer’s employment terminates prior to release, in which case the vested equity will be released two years after termination of employment.
The minimum retained ownership requirements for our named executive officers are further described below under “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2019 — Terms of Blackstone Holdings Partnership Units Granted in 2019 and Prior Years — Minimum Retained Ownership Requirements.”
Named Executive Officers
In 2019, our named executive officers were:

Executive	Title
Stephen A. Schwarzman	Chairman and Chief Executive Officer
Jonathan D. Gray	President and Chief Operating Officer
Hamilton E. James	Executive Vice Chairman
Michael S. Chae	Chief Financial Officer
John G. Finley	Chief Legal Officer

Compensation Elements for Named Executive Officers
The key elements of the compensation of our named executive officers for 2019 were base compensation, which is composed of base salary, cash bonus and equity-based compensation, and performance compensation, which is composed of carried interest and incentive fee allocations:
1.
Base Salary
. Each named executive officer received a $350,000 annual base salary in 2019, which equals the total yearly partnership drawings that were received by each of our senior managing directors prior to our initial public offering in 2007. In keeping with historical practice, we continue to pay this amount as a base salary.

2.
Annual Cash Bonus Payments / Deferred Equity Awards
. Since our initial public offering, Mr. Schwarzman has not received any cash compensation other than the $350,000 annual salary described above and the actual realized carried interest distributions or incentive fees he may receive in respect of his participation in the carried interest or incentive fees earned from our funds through our Performance Plans described below. We believe that having Mr. Schwarzman’s compensation largely based on ownership of a portion of the carried interest or incentive fees earned from our funds aligns his interests with those of the investors in our funds and our shareholders.
Each of our named executive officers other than Mr. Schwarzman received annual cash bonus payments in 2019 in addition to their base salary. These cash payments included participation interests in the earnings of the firm’s various investment businesses. Indicative participation interests for each year were disclosed to a named executive officer at the beginning of such year and represented estimates of the expected percentage participation that such named executive officer may have had in the relevant business unit(s)’ earnings for that same year. However, the ultimate cash payments paid to the named executive officers at the end of the year in respect of their participation interests were determined in the discretion of Mr. Schwarzman and Mr. Gray, as described below. Earnings for a business unit are calculated based on the annual operating income of that business unit and are generally a function of the performance of such business unit, which is evaluated by Mr. Schwarzman and Mr. Gray. The ultimate cash payment amounts were based on (a) the prior and anticipated performance of the named executive officer, (b) the prior and anticipated performance of the segments and product lines in which the named executive officer serves and for which he has responsibility, and (c) the estimated participation interests given to the named executive officer at the beginning of the year in respect of the investments to be made in that year. We make annual cash bonus payments in the first quarter of the ensuing year to reward individual performance for the prior year. The ultimate cash payments that are made are fully discretionary as further discussed below under “— Determination of Incentive Compensation.”
For 2019, all employees other than Mr. Schwarzman, Mr. Gray and Mr. James were selected to participate in the Bonus Deferral Plan. The Bonus Deferral Plan provides for the deferral of a portion of each participant’s annual cash bonus payment. The portion deferred is prescribed under the Bonus Deferral Plan and is calculated in accordance with certain adjustments, including reductions for mandatory contributions to our investment funds. By deferring a portion of a participant’s compensation for three years, the Bonus Deferral Plan acts as an employment retention mechanism and thereby enhances the alignment of interests between such participant and the firm. Many publicly traded asset managers utilize deferred compensation plans as a means of retaining and motivating their professionals, and we believe that it is in the interest of our shareholders to do the same for our personnel.
On January 10, 2020, Mr. Chae and Mr. Finley each received a deferral award under the Bonus Deferral Plan of deferred restricted common stock units in respect of their service in 2019. The amount of each participant’s annual cash bonus payment deferred under the Bonus Deferral Plan is calculated pursuant to a deferral rate table using the participant’s total annual incentive compensation, which generally includes such participant’s annual cash bonus payment and a portion of any incentive fees earned in connection with our investment funds and is subject to certain adjustments, including reductions for mandatory contributions to our investment funds. The percentage of Mr. Chae’s 2019 annual cash bonus payment mandatorily deferred into deferred restricted common stock units was approximately 22.3%. The percentage of Mr. Finley’s annual cash bonus payment mandatorily deferred into deferred restricted common stock units was approximately 37.3%. This award is reflected as a stock award for fiscal year 2019 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2019 table.
3.
Discretionary Equity Awards
. In January 2019, Mr. Gray, Mr. Chae and Mr. Finley were each awarded a discretionary award of deferred restricted Blackstone Holdings Partnership Units with a value of $30,000,000, $2,000,000 and $2,000,000, respectively. These awards reflected 2018 performance and were intended to further promote retention and to incentivize future performance. The awards were granted under the 2007 Equity Incentive Plan on July 1, 2019, subject to the named executive officer’s continued employment through such date. The awards will vest 20% on July 1, 2022, 30% on July 1, 2023 and 50% on July 1, 2024. These awards are reflected as stock awards for fiscal 2019 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2019 table.

In January 2020, Mr. Gray, Mr. Chae and Mr. Finley were each awarded a discretionary award of deferred restricted common stock units with a value of $35,000,000, $10,000,000 and $5,000,000, respectively. These awards reflected 2019 performance and were intended to further promote retention and to incentivize future performance. The awards will be granted under the 2007 Equity Incentive Plan and are expected to be granted on April 1, 2020, subject to the named executive officer’s continued employment through such date. The awards will vest 10% on July 1, 2021, 10% on July 1, 2022, 20% on July 1, 2023, 30% on July 1, 2024 and 30% on July 1, 2025. These awards will be reflected as stock awards for fiscal 2020 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2020 table.
4.
Participation in Carried Interest and Incentive Fees
. During 2019, all of our named executive officers participated in the carried interest of our carry funds or the incentive fees of our funds that pay incentive fees through their participation interests in the carry or incentive fee pools generated by these funds. The carry or incentive fee pool with respect to each fund in a given year is funded by a fixed percentage of the total amount of carried interest or incentive fees earned by Blackstone for such fund in that year. We refer to these pools and employee participation therein as our “Performance Plans” and payments made thereunder as “performance payments.” Because the aggregate amount of performance payments payable through our Performance Plans is directly tied to the performance of the funds, we believe this fosters a strong alignment of interests between the investors in those funds and these named executive officers, and therefore benefits our shareholders. In addition, most alternative asset managers, including several of our competitors, use participation in carried interest or incentive fees as a central means of compensating and motivating their professionals, and we must do the same in order to attract and retain the most qualified personnel. For purposes of our financial statements, we treat the income allocated to all our personnel who have participation interests in the carried interest or incentive fees generated by our funds as compensation, and the amounts of carried interest and incentive fees earned by named executive officers are reflected as “All Other Compensation” in the Summary Compensation Table. Distributions in respect of our Performance Plans for each named executive officer are determined on the basis of the percentage participation in the relevant investments previously allocated to that named executive officer, which percentage participations are established in January of each year in respect of the investments to be made in that year. The percentage participation for a named executive officer may vary from year to year and fund to fund due to several factors, and may include changes in the size and composition of the pool of Blackstone personnel participating in such Performance Plan in a given year, the performance of our various businesses, new developments in our businesses and product lines, and the named executive officer’s leadership and oversight of the business or corporate function for which the named executive officer is responsible and such named executive officer’s contributions with respect to our strategic initiatives. In addition, certain of our employees, including our named executive officers, may participate in profit sharing initiatives whereby these individuals may receive allocations of investment income from Blackstone’s firm investments. Our employees, including our named executive officers, may also receive equity awards in our investment advisory clients and/or be allocated securities of such clients that we have received.
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
Participation in carried interest generated by our carry funds for all participating named executive officers other than Mr. Schwarzman and Mr. James is subject to vesting. Vesting serves as an employment retention mechanism and thereby enhances the alignment of interests between a participant in our Performance Plans and the firm. For carried interest allocated on or prior to December 31, 2012 and carried interest earned in certain of our credit funds, each participating named executive officer (other than Mr. Schwarzman and Mr. James) vests in 25% of the carried interest related to an investment immediately upon the closing of the investment by a carry fund with the remainder vesting in equal installments on the first through third anniversary of the closing of that investment (unless an investment is realized prior to the expiration of such three-year anniversary, in which case such active executive officer is deemed 100% vested in the proceeds of such realizations). For carried interest allocated after December 31, 2012, the carried interest related to an investment generally vests in equal installments on the first through fourth anniversary of the closing of that investment (unless an investment is realized prior to the expiration of such four-year anniversary, in which case such active executive officer is deemed 100% vested in the proceeds of such realizations). In addition, any named executive officer who is retirement eligible will automatically vest in 50% of their otherwise unvested carried interest allocation upon retirement. (See “—
Non-Competition
and
Non-Solicitation
Agreements — Retirement.”) We believe that vesting of carried interest participation enhances the stability of our senior management team and provides greater incentives for our named executive officers to remain at the firm. Due to his unique status as a founder and the long-time chief executive officer of our firm, Mr. Schwarzman vests in 100% of his carried interest participation related to any investment by a carry fund upon the closing of that investment. In recognition of his significant contributions to the firm and the value Mr. James continues to provide as Executive Vice Chairman, Mr. James fully vests in any carried interest participation related to any investment by a carry fund upon the closing of that investment.
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
(c)
Investment Advisory Client Interests
. BXMT, Blackstone Residential Trust (“BXRT”) and Blackstone Real Estate Income Trust (“BREIT”) are investment advisory clients of Blackstone. Compensation we receive from investment advisory clients in the form of securities may be allocated to employees and senior managing directors. For example, in 2019, Messrs. Schwarzman, Gray, James, Chae and Finley were allocated restricted shares of listed common stock of BXMT in connection with investment advisory services provided by Blackstone to BXMT. In 2019, Messrs. Schwarzman, Gray, James, Chae and Finley were also allocated restricted shares of BXRT and BREIT. The BREIT shares were allocated in January 2019 in respect of 2018 performance. The value of these allocated restricted shares is reflected as “All Other Compensation” in the Summary Compensation Table.
5.
Other Benefits
. Upon the consummation of our initial public offering in June 2007, we entered into a founding member agreement with our founder, Mr. Schwarzman, which provides specified benefits to him following his retirement. (See “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2019 — Schwarzman Founding Member Agreement.”) Mr. Schwarzman, Mr. Gray and Mr. James are provided certain security services, which may include home security systems and monitoring, and personal and related security services. These security services are provided for our benefit, and we consider the related expenses to be appropriate business expenses rather than personal benefits for Mr. Schwarzman, Mr. Gray and Mr. James. Nevertheless, the expenses associated with these security services are reflected in the “All Other Compensation” column of the Summary Compensation Table below. In addition, in 2019, we provided certain unused company-leased office space, and limited administrative support, for use by certain individuals who work for the Education Finance Institute (EFI), a charitable organization formed by Mr. James, for which there was no incremental cost to Blackstone.
Determination of Incentive Compensation
Mr. Schwarzman reserves final approval of each named executive officer’s compensation, other than his own, based on recommendations from Mr. Gray. Mr. Schwarzman’s compensation has been established pursuant to the terms of his amended and restated founding member agreement, which is described below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2019 — Schwarzman Founding Member Agreement”. For 2019, these decisions were based primarily on Mr. Schwarzman’s and Mr. Gray’s assessment of such named executive officer’s individual performance, operational performance for the areas of the business for which he has responsibility, and the officer’s potential to enhance investment returns for the investors in our funds and service to our advisory clients, and to contribute to long-term shareholder value. In evaluating these factors, Mr. Schwarzman and Mr. Gray relied upon their judgment to determine the ultimate amount of a named executive officer’s annual cash bonus payment and participation in carried interest, incentive fees and investment advisory client interests that was necessary to properly induce the named executive officer to seek to achieve our objectives and reward a named executive officer in achieving those objectives over the course of the prior year. Key factors that Mr. Schwarzman considered in making such determination with respect to Mr. Gray were his service as President and Chief Operating Officer, his role in overseeing the growth and operations of the firm, and his leadership on the strategic direction of the firm generally. Key factors that Mr. Schwarzman and Mr. Gray considered in making such determinations with respect to Mr. James were his role in helping develop new businesses, serving as a firm spokesman and managing strategic external relationships. Key factors that Mr. Schwarzman and Mr. Gray considered in making such determinations with respect to Mr. Chae were his leadership and oversight of our global finance, treasury, technology and corporate development function and his role in strategic initiatives undertaken by the firm, including the successful completion of the Conversion. Key factors that Mr. Schwarzman and Mr. Gray considered in making such determinations with respect to Mr. Finley were his leadership and oversight of our global legal and compliance functions, his role in positioning the firm to be compliant with and responsive to evolving legal and regulatory requirements applicable to us and our investment businesses, and his role in strategic initiatives undertaken by the firm, including the successful completion of the Conversion. For 2019, Mr. Schwarzman and Mr. Gray also considered each named executive officer’s prior year annual cash bonus payments, indicative participation interests disclosed to the named executive officer at the beginning of the year, his allocated share of performance interests through participation in our Performance Plans, the appropriate balance between incentives for long-term and short-term performance, and the compensation paid to the named executive officer’s peers within the firm. The actual cash bonus amounts awarded based on these considerations, net of the portion of Mr. Chae’s and Mr. Finley’s bonus mandatorily deferred into deferred restricted common stock units pursuant to the Bonus Deferral Plan, are reflected in the “Bonus” column of the Summary Compensation Table below.
Compensation Committee Report
The compensation committee of the board of directors has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, has determined that the Compensation Discussion and Analysis should be included in this annual report.
Stephen A. Schwarzman

Compensation Committee Interlocks and Insider Participation
During 2019, our compensation committee was comprised of Mr. Schwarzman, and none of our executive officers served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served on our compensation committee or our board of directors. For a description of certain transactions between us and Mr. Schwarzman, see “— Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Summary Compensation Table
The following table provides summary information concerning the compensation of our Chief Executive Officer, our Chief Financial Officer and each of our three other most highly compensated employees who served as executive officers at December 31, 2019, for services rendered to us. These individuals are referred to as our named executive officers in this annual report.

Name and Principal Position	Year	Salary	Bonus (a)	Stock Awards (b)	All Other Compensation (c)	Total
Stephen A. Schwarzman Chairman and Chief Executive Officer	2019	$350,000	$—	$—	$56,723,953	$57,073,953
	2018	$350,000	$—	$—	$68,797,028	$69,147,028
	2017	$350,000	$—	$—	$125,169,429	$125,519,429

Jonathan D. Gray President and Chief Operating Officer	2019	$350,000	$10,000,000	$33,006,635	$55,637,598	$98,994,233
	2018	$350,000	$10,000,000	$—	$47,470,560	$57,820,560
	2017	$350,000	$25,797,554	$6,040,668	$131,861,776	$164,049,998

Hamilton E. James Executive Vice Chairman	2019	$350,000	$27,347,258	$—	$28,265,429	$55,962,687
	2018	$350,000	$28,785,507	$—	$37,108,062	$66,243,569
	2017	$350,000	$45,978,814	$—	$61,426,748	$107,755,562

Michael S. Chae Chief Financial Officer	2019	$350,000	$5,713,868	$3,960,195	$5,556,311	$15,580,374
	2018	$350,000	$5,702,045	$1,398,751	$6,865,619	$14,316,416
	2017	$350,000	$6,634,789	$27,723	$11,204,987	$18,217,499

John G. Finley Chief Legal Officer	2019	$350,000	$3,691,801	$4,564,697	$1,383,733	$9,990,231
	2018	$350,000	$3,584,415	$2,143,429	$1,627,559	$7,705,403
	2017	$350,000	$3,787,940	$1,578,479	$2,295,742	$8,012,161

(a)	The amounts reported in this column reflect the annual cash bonus payments made for performance in the indicated year.

The amount reported as “bonus” for 2019 for Mr. Chae and Mr. Finley is shown net of their mandatory deferral pursuant to the Bonus Deferral Plan. The deferred amounts for 2019 were as follows: Mr. Chae, $1,636,132 and Mr. Finley, $2,198,199. For additional information on the Bonus Deferral Plan, see “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2019 — Terms of Deferred Restricted Common Stock Units Granted Under the Bonus Deferral Plan in 2020 and Prior Years.”
(b)	The reference to “stock” in this table refers to deferred restricted Blackstone Holdings Partnership Units or deferred restricted common stock units. The amounts reported in this column represent the grant date fair value of stock awards granted for financial statement reporting purposes in accordance with GAAP pertaining to equity-based compensation. The assumptions used in determining the grant date fair value are set forth in Note 17. “Equity-Based Compensation” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data.”

Amounts reported for 2019 reflect the following deferred restricted common stock units granted on January 10, 2020 for 2019 performance under the Bonus Deferral Plan: Mr. Chae, 30,487 deferred restricted common stock units with a grant date fair value of $1,759,710 and Mr. Finley, 40,960 deferred restricted common stock units with a grant date fair value of $2,364,211. The grant date fair value of the stock award reflecting the deferred bonus amount is computed in accordance with GAAP and generally differs from the dollar amount of the portion of the bonus that is required to be deferred under the Bonus Deferral Plan. For additional information on the Bonus Deferral Plan, see “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2019 — Terms of Deferred Restricted Common Stock Units Granted Under the Bonus Deferral Plan in 2020 and Prior Years.”
(c)	Amounts reported for 2019 include distributions, whether in cash or in-kind,
in respect of carried interest or incentive fee allocations relating to our Performance Plans to the named executive officer in 2019 as follows: $53,486,800 for Mr. Schwarzman, $52,790,654 for Mr. Gray, $27,169,243 for Mr. James, $5,358,441 for Mr. Chae and $1,303,840 for Mr. Finley, respectively. Any in-kind
distributions in respect of carried interest are reported based on the market value of the securities distributed as of the date of distribution. For 2019, Messrs. Schwarzman, Gray, James and Chae were the only named executive officers who received such in-kind
distributions. We have determined to present compensation relating to carried interest and incentive fees within the Summary Compensation Table in the year in which such compensation is paid to the named executive officer under the terms of the relevant Performance Plan. Accordingly, the amounts presented in the table differ from the compensation expense recorded by us on an accrual basis for such year in respect of carried interest and incentive fees allocable to a named executive officer, which accrued amounts for 2019 are separately disclosed in this footnote to the Summary Compensation Table. We believe that the presentation of the actual amounts of carried interest- and incentive fee-related
compensation paid to a named executive officer during the year, instead of the amounts of compensation expense we have recorded on an accrual basis, most appropriately reflects the actual compensation received by the named executive officer and represents the amount most directly aligned with the named executive officer’s actual performance. By contrast, the amount of compensation expense accrued in respect of carried interest and incentive fees allocable to a named executive officer can be highly volatile from year to year, with amounts accrued in one year being reversed in a following year, and vice versa, causing such amounts to be less useful as a measure of the compensation actually earned by a named executive officer in any particular year.

To the extent compensation expense recorded by us on an accrual basis in respect of carried interest or incentive fee allocations (rather than cash or in-kind
distributions) were to be included for 2019, the amounts would be $111,281,155 for Mr. Schwarzman, $111,002,224 for Mr. Gray, $54,767,757 for Mr. James, $8,180,502 for Mr. Chae and $2,893,233 for Mr. Finley. For financial statement reporting purposes, the accrual of compensation expense is equal to the amount of carried interest and incentive fees related to performance fee revenues as of the last day of the relevant period as if the performance fee revenues in the funds generating such carried interest or incentive fees were realized as of the last day of the relevant period.
With respect to Messrs. Schwarzman, Gray, James, Chae and Finley, amounts shown for 2019 also include the value of restricted shares of listed common stock of BXMT allocated to such named executive officers based on the closing price of BXMT’s common stock on the date of the award as follows: $1,204,931 for Mr. Schwarzman, $809,244 for Mr. Gray, $314,458 for Mr. James, $87,615 for Mr. Chae and $35,046 for Mr. Finley. These restricted shares will vest over three years with one-sixth
of the shares vesting at the end of the second quarter after the date of the award and the remaining shares vesting in ten equal quarterly installments thereafter. In addition, with respect to Messrs. Schwarzman, Gray, James, Chae and Finley, amounts shown for 2019 include the value of restricted shares of BXRT stock allocated to such executive officers based on the date of the award as follows: $83,436 for Mr. Schwarzman, $66,272 for Mr. Gray, $25,746 for Mr. James, $7,173 for Mr. Chae and $2,865 for Mr. Finley. These restricted shares will vest one-third
on January 1, 2020,
one-third
on January 1, 2021 and
one-third
on January 1, 2022. In addition, with respect to Messrs. Schwarzman, Gray, James, Chae and Finley, amounts shown for 2019 also include the value of BREIT shares allocated to such named executive officers based on BREIT’s 2018 year-end
net asset value as follows: $1,572,083 for Mr. Schwarzman, $1,970,977 for Mr. Gray, $749,682 for Mr. James, $103,081 for Mr. Chae and $41,232 for Mr. Finley. These BREIT shares are fully vested upon delivery.

With the exception of $376,703 of expenses related to security services in 2019 for Mr. Schwarzman and members of his family, any perquisites or other personal benefits provided to the other named executive officers were less than $10,000 and information regarding any such perquisites or other personal benefits has therefore not been included. As noted above under “— Compensation Discussion and Analysis — Compensation Elements for Named Executive Officers — Other Benefits,” we consider the expenses for security services for Mr. Schwarzman to be for our benefit and appropriate business expenses rather than personal benefits for Mr. Schwarzman. Mr. Schwarzman makes business and personal use of a car and driver and he and members of his family also make occasional business and personal use of an airplane in which we have a fractional interest and in each case he bears the full cost of such personal usage. In addition, certain Blackstone personnel administer personal matters for Mr. Schwarzman and certain matters for the Stephen A. Schwarzman Education Foundation (“SASEF”) and the Stephen A. Schwarzman Foundation (“SASF”), and Mr. Schwarzman, SASEF and SASF, as applicable, respectively, bear the full incremental cost to us of such personnel. Mr. James and members of his family make occasional business and personal use of an airplane in which we have a fractional interest and he bears the full incremental cost of such personal usage. There is no incremental expense incurred by us in connection with the use of any car and driver, airplane or personnel by Messrs. Schwarzman or James, as described above.
Grants of Plan-Based Awards in 2019
The following table provides information concerning equity awards granted in 2019 or, for deferred restricted common stock units granted under the Bonus Deferral Plan, with respect to 2019, to our named executive officers:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (a)		Grant Date Fair Value of Stock and Option Awards (a)
Stephen A. Schwarzman	—	—		$—
Jonathan D. Gray	7/1/2019	708,601	(c)	$33,006,635
Hamilton E. James	—	—		$—
Michael S. Chae	7/1/2019	47,241	(c)	$2,200,486
	1/10/2020	30,487	(b)	$1,759,710
John G. Finley	7/1/2019	47,241	(c)	$2,200,486
	1/10/2020	40,960	(b)	$2,364,211

(a)	The references to “stock” or “shares” in this table refer to deferred restricted Blackstone Holdings Partnership Units or our deferred restricted common stock units.

(b)	Represents deferred restricted common stock units granted in 2020 under the Bonus Deferral Plan for 2019 performance. These grants are reflected in the “Stock Awards” column of the Summary Compensation Table in 2019.

(c)	Represents deferred restricted Blackstone Holdings Partnership Units granted under our 2007 Equity Incentive Plan and reflects 2018 performance.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2019
Terms of Blackstone Holdings Partnership Units Granted in 2019 and Prior Years
Our
pre-IPO
owners, including our named executive officers, received Blackstone Holdings Partnership Units in the reorganization in exchange for the contribution of their equity interests in our operating subsidiaries to Blackstone Holdings and in exchange for their interests in carried interest relating to investments made by our carry funds prior to the date of the contribution. Subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, these partnership units may be exchanged for shares of our Class A common stock as described under “— Item 13. Certain Relationships and Related Transactions, and Director Independence — Exchange Agreement” below.
Vesting Provisions
. The 176,685 deferred restricted Blackstone Holdings Partnership Units granted in 2015 to Mr. Finley vested 20% on July 1, 2018 and 30% on July 1, 2019, and the remaining 50% will vest on July 1, 2020.

The 981,883 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Chae in 2016 vest annually in substantially equal installments over six years beginning on July 1, 2019. The 708,601, 47,241 and 47,241 deferred restricted Blackstone Holdings Partnership Units granted in 2019 to Mr. Gray, Mr. Chae and Mr. Finley, respectively, will vest 20% on July 1, 2022, 30% on July 1, 2023 and 50% on July 1, 2024.
Except as described below, unvested deferred restricted Blackstone Holdings Partnership Units are generally forfeited upon termination of employment. With respect to Mr. Gray, the deferred restricted Blackstone Holdings Partnership Units granted to him in 2019 will become fully vested if he is terminated by us without cause. In addition, upon the death or permanent disability of a named executive officer, all of his or her unvested deferred restricted Blackstone Holdings Partnership Units held at that time will vest immediately. In connection with a named executive officer’s termination of employment due to qualifying retirement, with respect to unvested deferred restricted Blackstone Holdings Partnership Units granted in 2015 and subsequent years, 50% of such units will continue to vest and be delivered over the vesting period, subject to forfeiture if the named executive officer violates any applicable provision of his employment agreement or engages in any competitive activity (as such term is defined in the applicable award agreement). (See
“Non-Competition
and
Non-Solicitation
Agreements — Retirement.”) Further, in the event of a change in control (defined in the Blackstone Holdings partnership agreements as the occurrence of any person, other than Blackstone Group Management L.L.C. or a person approved by Blackstone Group Management L.L.C., becoming the Class C Shareholder), any Blackstone Holdings Partnership Units and deferred restricted Blackstone Holdings Partnership Units will automatically be deemed vested as of immediately prior to such change in control.
All vested and unvested Blackstone Holdings Partnership Units and deferred restricted Blackstone Holdings Partnership Units (and our Class A common stock received in exchange for such Blackstone Holdings Partnership Units) held by a named executive officer will be immediately forfeited in the event the named executive officer materially breaches any of their restrictive covenants set forth in the non-competition
and
non-solicitation
agreement outlined under
“Non-Competition
and
Non-Solicitation
Agreements” or their service is terminated for cause. Notwithstanding the foregoing, Mr. Schwarzman will not be required to forfeit more than 25% of the units held by him as of March 1, 2018, the date of his amended and restated founding member agreement.
Cash Dividend Equivalents.
All unvested Blackstone Holdings Partnership Units and deferred restricted Blackstone Holdings Partnership Units are entitled to the payment of current cash dividend equivalents. In accordance with the SEC’s rules, the current cash dividend equivalents are not required to be reported in the Summary Compensation Table because the amounts of future cash dividends are factored into the grant date fair value of the awards.
Minimum Retained Ownership Requirements
. For units granted in 2014 and prior years, while employed by us and generally for one year following the termination of employment, each of our named executive officers (except as otherwise provided below) will be required to continue to hold (and may not transfer) at least 25% of all vested equity (other than vested common stock awarded under our Bonus Deferral Plan) received by him or her; provided that, with respect to vested equity received in connection with the reorganization we effected prior to our initial public offering, such percentage is reduced to 12.5% upon qualifying retirement. For equity granted from 2015 through 2018 each of our named executive officers (except as otherwise provided below) will be required to hold 25% of their vested equity (other than vested common stock awarded under our Bonus Deferral Plan) until the earlier of (1) ten years after the applicable vesting date and (2) one year following termination of employment. For equity awards granted from 2019 and onward, our named executive officers are required to hold 25% of their vested equity (other than vested common stock awarded under our Bonus Deferral Plan) for two years after each vesting event, unless the named executive officer’s employment terminates prior to release, in which case the vested equity will be released two years after the termination of employment. The requirement that one continue to hold at least 25% of such vested equity is subject to the qualification in Mr. Schwarzman’s case that in no event will he be required to hold equity having a market value greater than $1.5 billion or hold equity following termination of employment. Each of our named executive officers is in compliance with these minimum retained ownership requirements.

Transfer Restrictions
. None of our named executive officers may transfer Blackstone Holdings Partnership Units other than pursuant to transactions or programs approved by us.
This transfer restriction applies to sales, pledges of Blackstone Holdings Partnership Units, grants of options, rights or warrants to purchase Blackstone Holdings Partnership Units or swaps or other arrangements that transfer to another, in whole or in part, any of the economic consequences of ownership of the Blackstone Holdings Partnership Units other than as approved by us. We will generally approve pledges or transfers to personal planning vehicles beneficially owned by the families of our pre-IPO
owners and charitable gifts, provided that the pledgee, transferee or donee agrees to be subject to the same transfer restrictions (except as specified above with respect to Mr. Schwarzman). Transfers to Blackstone are also exempt from the transfer restrictions.
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
Terms of Deferred Restricted Common Stock Units Granted Under the Bonus Deferral Plan in 2020 and Prior Years
In 2007, we established our Bonus Deferral Plan for certain eligible employees of Blackstone and certain of our affiliates in order to provide such eligible employees with a pre-tax
deferred incentive compensation opportunity and to enhance the alignment of interests between such eligible employees and Blackstone and our affiliates. The Bonus Deferral Plan is an unfunded, nonqualified Bonus Deferral Plan which provides for the automatic, mandatory deferral of a portion of each participant’s annual cash bonus payment.
At the end of each year, the Plan Administrator (as defined in the Bonus Deferral Plan) selects plan participants in its sole discretion and notifies such individuals that they have been selected to participate in the Bonus Deferral Plan for such year. Participation is mandatory for those employees selected by the Plan Administrator to be participants. An individual, if selected, may not decline to participate in the Bonus Deferral Plan and an individual who is not so selected may not elect to participate in the Bonus Deferral Plan. The selection of participants is made on an annual basis; an individual selected to participate in the Bonus Deferral Plan for a given year may not necessarily be selected to participate in a subsequent year. For 2019, all employees other than Mr. Schwarzman, Mr. Gray and Mr. James were selected to participate in the Bonus Deferral Plan, with the deferred amount (if any) determined in accordance with the table described below. For 2019, Mr. Chae and Mr. Finley participated in the Bonus Deferral Plan for 2018.
In respect of the deferred portion of his or her annual cash bonus payment, each participant receives deferral units which represent rights to receive in the future a specified amount of common stock units or other equity-based awards under our 2007 Equity Incentive Plan, subject to vesting provisions described below. The amount of each participant’s annual cash bonus payment deferred under the Bonus Deferral Plan is calculated pursuant to a deferral rate table using the participant’s total annual incentive compensation, which generally includes such participant’s annual cash bonus payment and a portion of any incentive fees earned in connection with our investment funds, and is subject to certain adjustments, including reductions for mandatory contributions to our investment funds. For deferrals of 2019 annual cash bonus payments, the deferral percentage was calculated on the basis set forth in the following table (or such other table that may be adopted by the Plan Administrator).

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

Mandatory Deferral Awards
. Generally, deferral units are satisfied by delivery of shares of our Class A common stock in equal annual installments over a three year deferral period. Delivery of shares of our Class A common stock underlying vested deferral units is delayed until anticipated trading window periods to better facilitate the participant’s liquidity to meet tax obligations. If the participant’s employment is terminated for cause, the participant’s undelivered deferral units (vested and unvested) will be immediately forfeited. Upon a change in control or termination of the participant’s employment because of death, any undelivered deferral units (vested and unvested) will become immediately deliverable. Unvested bonus deferral awards will be forfeited upon resignation, will immediately vest and be delivered if the participant’s employment is terminated without cause or because of disability and, in connection with a qualifying retirement, will continue to vest and be delivered over the applicable deferral period, subject to forfeiture if the participant violates any applicable provision of his or her employment agreement or engages in any competitive activity (as such term is defined in the Bonus Deferral Plan).
The 276,309, 20,767 and 50,811 deferred restricted common stock units granted under the Bonus Deferral Plan to Mr. Gray, Mr. Chae and Mr. Finley, respectively, in 2017 for 2016 performance vested 33.3% on January 1, 2018, 33.3% on January 1, 2019 and 33.4% on January 1, 2020. The 172,788, 793 and 45,151 deferred restricted common stock units granted under the Bonus Deferral Plan to Mr. Gray, Mr. Chae and Mr. Finley, respectively, in 2018 for 2017 performance vested 33.3% on January 1, 2019 and 33.3% on January 1, 2020, and vest 33.4% on January 1, 2021. The 43,752 and 67,045 deferred restricted common stock units granted under the Bonus Deferral Plan to Mr. Chae and Mr. Finley, respectively, in 2019 for 2018 performance vested 33.3% on January 1, 2020 and vest 33.3% on January 1, 2021 and 33.4% on January 1, 2022. The 30,487 and 40,960 deferred restricted common stock granted to Mr. Chae and Mr. Finley, respectively, in 2020 for 2019 performance vest 33.3% on January 1, 2021, 33.3% on January 1, 2022 and 33.4% on January 1, 2022.
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
On July 1, 2019, in connection with the Conversion and with the approval of the conflicts committee advised by independent counsel, we amended this agreement to address the ongoing compensation to be received by Mr. Schwarzman. Pursuant to the amended agreement, Mr. Schwarzman is entitled to distributions and benefits in amounts and at levels that are consistent with current practices. In addition, the amended agreement provides that, prior to Mr. Schwarzman’s termination of service, the profit sharing percentage for any carried interest in new funds in which there is a corresponding predecessor fund shall be set at the same profit sharing percentage he or related entities held in the most recent such predecessor fund and, in the case where there is no such predecessor fund, the profit sharing percentage shall be set at the median profit sharing percentage owned by him or related entities across all funds existing at the time in question. In connection with the amended agreement, Mr. Schwarzman informed the former conflicts committee of our board of directors that he has no current plan to retire.
Senior Managing Director Agreements
Upon the consummation of our initial public offering, we entered into substantially similar senior managing director agreements with each of our named executive officers and other senior managing directors employed at the firm at that time, other than our founder. Senior managing directors who have joined the firm after our initial public offering (including Mr. Finley) have also entered into senior managing director agreements. The agreements generally provide that each senior managing director will devote substantially all of his or her business time, skill, energies and attention to us in a diligent manner. Each senior managing director will be paid distributions and benefits in amounts determined by Blackstone from time to time in its sole discretion. The agreements require us to provide the senior managing director with 90 days’ prior written notice prior to terminating his or her service with us (other than a termination for cause). Additionally, the agreements require each senior managing director to give us 90 days’ prior written notice of intent to terminate service with us and require the senior managing director to be placed on a
90-day
period of “garden leave” following the senior managing director’s termination of service (as further described under the caption “—
Non-Competition
and
Non-Solicitation
Agreements” below).
Outstanding Equity Awards at 2019 Fiscal Year End
The following table provides information regarding outstanding unvested equity awards made to our named executive officers as of December 31, 2019.

	Stock Awards (a)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (b)
Stephen A. Schwarzman	—	$—
Jonathan D. Gray	915,896	$51,235,222
Hamilton E. James	—	$—
Michael Chae	947,166	$53,038,733
John G. Finley (c)	292,029	$16,409,011

(a)	The references to “stock” or “shares” in this table refer to unvested deferred restricted Blackstone Holdings Partnership Units and unvested deferred restricted common stock units granted under the Bonus Deferral Plan (including deferred restricted common stock units granted to Messrs. Chae and Finley in 2020 in respect of 2019 performance). The vesting terms of these awards are described under the captions “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2019 — Terms of Blackstone Holdings Partnership Units Granted in 2019 and Prior Years” above.
(b)	The dollar amounts shown under this column were calculated by multiplying the number of unvested deferred restricted Blackstone Holdings Partnership Units or unvested deferred restricted common stock units held by the named executive officer by the closing market price of $55.94 per share of our Class A common stock on December 31, 2019, the last trading day of 2019, other than the deferred restricted common stock units granted in 2020 in respect of 2019 performance, which are valued as of the date of their grant.
(c)	Amounts reported for Mr. Finley include (1) 68,494 deferred restricted Blackstone Holdings Partnership Units, which reflects 50% of the unvested deferred restricted Blackstone Holdings Partnership Units that have been granted to Mr. Finley and (2) 155,042 deferred restricted common stock units granted pursuant to the Bonus Deferral Plan, which are considered vested and undelivered for financial statement reporting purposes in accordance with GAAP pertaining to equity-based compensation due to Mr. Finley’s retirement eligibility. Upon retirement the deferred restricted Blackstone Holdings Partnership Units are scheduled to vest and be delivered over the vesting period and the deferred restricted common stock units are scheduled to be delivered in equal annual installments over the three year deferral period, in each case subject to forfeiture if the named executive officer violates any applicable provision of his employment agreement or engages in any competitive activity (as such term is defined in the applicable award agreement or the Bonus Deferral Plan, as applicable).
Option Exercises and Stock Vested in 2019
The following table provides information regarding the number of outstanding initially unvested equity awards made to our named executive officers that vested during 2019:

	Stock Awards (a)
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting (b)
Stephen A. Schwarzman	—	$—
Jonathan D. Gray	165,304	$4,927,712
Hamilton E. James	—	$—
Michael S. Chae	170,834	$7,836,922
John G. Finley	115,078	$4,598,187

(a)	The references to “stock” or “shares” in this table refer to deferred restricted Blackstone Holdings Partnership Units and our deferred restricted common stock units.
(b)	The value realized on vesting is based on the closing market prices of our Class A common stock on the day of vesting.

Potential Payments Upon Termination of Employment or Change in Control
Upon a change of control event where any person, other than Blackstone Group Management L.L.C. or a person approved by Blackstone Group Management L.L.C., becomes the Class C Shareholder or a termination of employment because of death or disability, any unvested deferred restricted Blackstone Holdings Partnership Units or unvested deferred restricted common stock units held by any of our named executive officers will automatically be deemed vested as of immediately prior to such occurrence of such change of control or such termination of employment. Had such a change of control or such a termination of employment occurred on December 31, 2019, the last business day of 2019, each of our named executive officers would have vested in the following numbers of deferred restricted Blackstone Holdings Partnership Units and deferred restricted common stock units, having the following values based on our closing market price of $55.94 per share of Class A common stock on December 31, 2019, other than the deferred restricted common stock units granted to Mr. Chae and Mr. Finley in 2020 in respect of 2019 performance, which are valued as of the date of their grant: Messrs. Schwarzman and James had no outstanding unvested equity at December 31, 2019; Mr. Gray — 708,601 deferred restricted Blackstone Holdings Partnership Units and 207,295 deferred restricted common stock units with an aggregate value of $51,235,222, Mr. Chae — 865,477 deferred restricted Blackstone Holdings Partnership Units and 81,689 deferred restricted common stock units with an aggregate value of $53,038,733, and Mr. Finley – 136,987 deferred restricted Blackstone Holdings Partnership Units and 155,042 deferred restricted common stock units with an aggregate value of $16,409,011. In addition, the Bonus Deferral Plan provides that upon a change in control or termination of the participant’s employment because of death, any fully vested but undelivered deferred restricted common stock units will become immediately deliverable.
In connection with a named executive officer’s termination of employment due to qualifying retirement, 50% of the unvested deferred restricted Blackstone Holdings Partnership Units will continue to vest and be delivered over the vesting period and any unvested deferred restricted common stock units will vest and be delivered in equal annual installments over the three year deferral period, in each case subject to forfeiture if the named executive officer violates any applicable provision of his employment agreement or engages in any competitive activity (as such term is defined in the applicable award agreement or the Bonus Deferral Plan, as applicable). (See
“Non-Competition
and
Non-Solicitation
Agreements — Retirement.”) As of December 31, 2019, Mr. James and Mr. Finley were retirement eligible. Mr. James had no outstanding unvested equity at December 31, 2019. If Mr. Finley had retired on December 31, 2019, 68,494 of his deferred restricted Blackstone Holdings Partnership Units would continue to vest and be delivered over the vesting period and all 155,042 of his deferred restricted common stock units would vest and be delivered in equal annual installments over the three year deferral period, in each case subject to forfeiture if the named executive officer violates any applicable provision of his employment agreement or engages in any competitive activity (as such term is defined in the applicable award agreement or the Bonus Deferral Plan, as applicable).
Upon a termination of Mr. Gray’s, Mr. Chae’s and Mr. Finley’s employment without cause, the deferred restricted common stock units granted to them under the Bonus Deferral Plan in respect of 2019, 2018 and 2017, as applicable, will become fully vested. Had such a termination of employment occurred on December 31, 2019, the last business day of 2019, each of Mr. Gray, Mr. Chae and Mr. Finley would have vested in the following numbers of deferred restricted common stock units, respectively, having the following values based on our closing market price of $55.94 per share of Class A common stock on December 31, 2019, other than the deferred restricted common stock units granted to Mr. Chae and Mr. Finley in 2020 in respect of 2019 performance, which are valued as of the date of their grant: Mr. Gray — 207,295 deferred restricted common stock units with an aggregate value of $11,596,082, Mr. Chae — 81,689 deferred restricted common stock units with a value of $4,623,950 and Mr. Finley – 155,042 deferred restricted common stock units with an aggregate value of $8,745,958.
Upon a termination of Mr. Gray’s employment without cause, the deferred restricted Blackstone Holdings Partnership Units granted to him on July 1, 2019 will become fully vested. Had such a termination occurred on December 31, 2019, the last business day of 2019, Mr. Gray would have vested in 708,601 deferred restricted Blackstone Holdings Partnership units with a value of $39,639,140 based on our closing market price of $55.94 per Blackstone share on December 31, 2019.

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
Non-Competition
and
Non-Solicitation
Agreements — Retirement.”).
In addition, pursuant to Mr. Schwarzman’s founding member agreement described above under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2019 — Schwarzman Founding Member Agreement,” following retirement and for the remainder of his life, Mr. Schwarzman will be provided with specified retirement benefits, including a car and driver, retention of his current office, administrative support and annual home and personal security benefits. The value of such retirement benefits is estimated at approximately $2.4 million per year based on 2019 costs. We have not assigned a value to the entitlements of Mr. Schwarzman and his estate and related entities to receive carried interest in new funds or to invest in our investment funds fee free following his termination of service as such value cannot be reasonably estimated. We anticipate that any incremental cost to us with respect to the other personal benefits to which Mr. Schwarzman is entitled following his retirement will be de minimis.
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
Full-Time Commitment
. Each Contracting Employee agrees to devote substantially all of his or her business time, skill, energies and attention to his or her responsibilities at Blackstone in a diligent manner. Our founder Mr. Schwarzman has agreed that our business will be his principal business pursuit and that he will devote such time and attention to the business of the firm as may be reasonably requested by us.
Confidentiality
. Each Contracting Employee is required, whether during or after his or her employment with us, to protect and use “confidential information” in accordance with strict restrictions placed by us on its use and disclosure. (Every employee of ours is subject to similar strict confidentiality obligations imposed by our Code of Conduct applicable to all Blackstone personnel.)
Notice of Termination
. Each Contracting Employee is required to give us prior written notice of his or her intention to leave our employ — six months in the case of Mr. Schwarzman, 90 days for all of our other senior managing directors and between 30 and 60 days in the case of all other Contracting Employees.
Garden Leave
. Upon his or her voluntary departure from our firm, a Contracting Employee is required to take a prescribed period of “garden leave.” The period of garden leave is 90 days for our non-founding
senior managing directors and between 30 and 60 days for all other Contracting Employees. During this period the Contracting Employee will continue to receive some of his or her Blackstone compensation and benefits, but is prohibited from commencing employment with a new employer until the garden leave period has expired. The period of garden leave for each Contracting Employee will run coterminously with the non-competition
Restricted Period that applies to him or her as described below. Our founder Mr. Schwarzman is subject to non-competition
covenants but not garden leave requirements.

Non-Competition
. During the term of employment of each Contracting Employee, and during the Restricted Period (as such term is defined below) immediately thereafter, he or she will not, directly or indirectly:
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
Non-Solicitation
. During the term of employment of each Contracting Employee, and during the Restricted Period immediately thereafter, he or she will not, directly or indirectly, in any manner solicit any of our employees to leave their employment with us, or hire any such employee who was employed by us as of the date of his or her termination or who left employment with us within one year prior to or after the date of his or her termination. Additionally, each Contracting Employee may not solicit or encourage to cease to work with us any consultant or senior advisers that he or she knows or should know is under contract with us.
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
Non-Interference and Non-Disparagement
. During the term of employment of each Contracting Employee, and during the Restricted Period immediately thereafter, he or she may not interfere with business relationships between us and any of our clients, customers, suppliers or partners. Each Contracting Employee is also prohibited from disparaging us in any way.

Restricted Period
. For purposes of the foregoing covenants, the “Restricted Period” will be:

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
For individuals (other than Mr. Schwarzman) who became senior managing directors prior to January 1, 2018, the Restricted Period for the non-competition,
non-solicitation
of Blackstone clients or investors and
non-interference
with business relationships covenants is one year after termination of employment.
Retirement
. Blackstone personnel are eligible to retire if they have satisfied either of the following tests: (a) one has reached the age of 65 and has at least five full years of service with our firm; or (b) generally one has reached the age of 55 and has at least five full years of service with our firm and the sum of his or her age plus years of service with our firm totals at least 65.
Intellectual Property
. Each Contracting Employee is subject to customary intellectual property covenants with respect to works created, invented, designed or developed by him or her that are relevant to or implicated by his or her employment with us.
Specific Performance
. In the case of any breach of the confidentiality,
non-competition,
non-solicitation,
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

As of December 31, 2019, we employed approximately 2,905 people, including our 157 senior managing directors. We identified our median employee using our global employee population as of December 31, 2019. To identify our median employee, we used annual base salary and bonuses earned in 2019. We believe this consistently applied compensation measure reasonably reflects annual compensation across our employee base. Application of our consistently applied compensation measure identified six employees with the same total annual base salary and cash bonus earned in 2019. We identified our median employee from among these employees by reviewing the components of their annual total compensation and selecting the employee whose title, tenure and compensation characteristics most accurately reflected the compensation of a typical employee. After identifying our median employee, we calculated the median employee’s annual total compensation in accordance with the requirements of the Summary Compensation Table. For 2019, the annual total compensation for Mr. Schwarzman, our principal executive officer, was $57,073,953 and our median employee’s annual total compensation was $215,000. Accordingly, annual total compensation of our principal executive officer was approximately two hundred and sixty five times the annual total compensation of our median employee.
Director Compensation in 2019
No additional remuneration is paid to our employees for service on our board of directors. In 2019, each of our non-employee
directors received an annual cash retainer of $150,000 and a grant of deferred restricted common stock units equivalent in value to $210,000, with a grant date fair value determined as described in footnote (a) to the first table below. An additional $40,000 annual cash retainer was paid to the Chairman of the Audit Committee during 2019, $30,000 of which was paid in cash and the remainder of which was paid in the form of deferred restricted common stock units equivalent in value to $10,000 and with the same vesting terms as the other deferred restricted common stock units. An additional $50,000 annual cash retainer was paid to Mr. Light in connection with his service on the executive committee of The Blackstone Group International Partners LLP.
The following table provides the director compensation for our directors for 2019:

Name	Fees Earned or Paid in Cash	Stock Awards (a) (b)	Total
Bennett J. Goodman (c)	$—	$—	$—
Kelly A. Ayotte (d)	$94,758	$209,210	$303,968
James W. Breyer	$150,000	$210,035	$360,035
Sir John Hood	$150,000	$211,524	$361,524
Rochelle B. Lazarus	$150,000	$212,182	$362,182
Jay O. Light	$200,000	$209,022	$409,022
The Right Honorable Brian Mulroney	$150,000	$209,481	$359,481
William G. Parrett	$180,000	$219,930	$399,930

(a)	The references to “stock” in this table refer to our deferred restricted common stock units. Amounts for 2019 represent the grant date fair value of stock awards granted in the year, computed in accordance with GAAP, pertaining to equity-based compensation. The assumptions used in determining the grant date fair value are set forth in Note 16. “Earnings Per Share and Stockholder’s Equity” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data.” These deferred restricted common stock units vest, and the underlying shares of Blackstone Class A common stock will be delivered, on the first anniversary of the date of the grant, subject to the outside director’s continued service on our board of directors.

(b)	Each of our
non-employee
directors was granted deferred restricted common stock units upon appointment as a director. In 2019, in connection with the anniversary of his or her initial grant, each of the following directors was granted deferred restricted common stock units: Ms. Lazarus — 4,566 units; Mr. Light — 3,955 units; Mr. Mulroney — 4,651 units; Mr. Parrett — 4,268 units; Mr. Hood — 5,370 units; and Mr. Breyer — 4,564 units. In addition, Ms. Ayotte was granted 5,392 deferred restricted common stock units upon her appointment as a director in 2019. The amounts of our non-employee
directors’ compensation were approved by our board of directors upon the recommendation of our founder following his review of directors’ compensation paid by comparable companies.

The following table provides information regarding outstanding unvested equity awards made to our directors as of December 31, 2019:

	Stock Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (2)
Kelly A. Ayotte	5,392	$301,628
James W. Breyer	4,564	$255,310
Sir John Hood	5,370	$300,398
Rochelle B. Lazarus	4,566	$255,422
Jay O. Light	3,955	$221,243
The Right Honorable Brian Mulroney	4,651	$260,177
William G. Parrett	4,268	$238,752

(1)	The references to “stock” or “shares” in this table refer to our deferred restricted common stock units.

(2)	The dollar amounts shown in this column were calculated by multiplying the number of unvested deferred restricted common stock units held by the director by the closing market price of $55.94 per share of our Class A common stock on December 31, 2019, the last trading day of 2019.

(c)	Mr. Goodman resigned from the board of directors effective January 1, 2020. During 2019, Mr. Goodman served as a senior managing director of the Company and no additional remuneration was paid to him for his service as director. Mr. Goodman’s employee compensation is discussed in “—Item 13. Certain Relationships and Related Transactions, and Director Independence.”

(d)	Ms. Ayotte was appointed to the board of directors on April 11, 2019. Therefore, the amounts reported for Ms. Ayotte reflect the pro-rated
portion of her annual cash retainer earned from the date of her appointment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our Class A common stock and our Class B common stock are generally non-voting,
except as provided in our certificate of incorporation and bylaws or required by Delaware law. The Class C common stock is the only class of our common stock that is entitled to vote on any matter that is submitted to a vote of our shareholders generally. There is only one share of Class C common stock outstanding, which is held by Blackstone Group Management L.L.C., as the Class C Stockholder. Mr. Schwarzman, our founder, Chairman and Chief Executive Officer, controls Blackstone Group Management L.L.C.
The following table sets forth information regarding the beneficial ownership of our Class A common stock and Blackstone Holdings Partnership Units as of February 21, 2020 by:
•	each person known to us to beneficially own 5% of any class of the outstanding voting securities of The Blackstone Group Inc.;

•	each member of our board of directors;

•	each of our named executive officers; and

•	all our directors and executive officers as a group.

The amounts and percentage of Class A common stock and Blackstone Holdings Partnership Units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of February 21, 2020. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all securities shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise included, for purposes of this table, the principal business address for each such person is c/o The Blackstone Group Inc., 345 Park Avenue, New York, New York 10154.

	Class A Common Stock Beneficially Owned		Blackstone Holdings Partnership Units Beneficially Owned (a)
Name of Beneficial Owner	Number	% of Class	Number	% of Class
5% Stockholders
The Vanguard Group, Inc. (b)	37,649,030	5.6%	—	—

Directors and Executive Officers (c)(d)
Stephen A. Schwarzman (e)(f)	—	—	231,924,793	48.8%
Jonathan D. Gray (f)	438,315	*	40,585,300	8.5%
Hamilton E. James (f)	20,497	*	28,880,300	6.1%
Michael S. Chae (f)	35,880	*	5,995,079	1.3%
John G. Finley (f)	135,306	*	440,789	*
Kelly A. Ayotte	—	—	—	—
James W. Breyer	14,625	*	—	—
Sir John Hood	3,344	*	—	—
Rochelle B. Lazarus (f)	42,540	*	—	—
Jay O. Light	58,513	*	—	—
The Right Honorable Brian Mulroney	164,724	*	—	—
William G. Parrett (g)	84,903	*	—	—
All executive officers and directors as a group (12 persons)	998,647	*	307,826,261	64.7%

*	Less than one percent

(a)	Subject to certain requirements and restrictions, the partnership units of Blackstone Holdings are exchangeable for shares of our Class A common stock on a one-for-one
basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the five Blackstone Holdings Partnerships to effect an exchange for a share of our Class A common stock. See “— Item 13. Certain Relationships and Related Transactions, and Director Independence — Exchange Agreement.” Beneficial ownership of Blackstone Holdings Partnership Units reflected in this table has not been also reflected as beneficial ownership of our shares of Class A common stock for which such units may be exchanged.

(b)	Reflects shares of Class A common stock beneficially owned by The Vanguard Group, Inc. and its subsidiaries based on the Schedule 13G filed by The Vanguard Group, Inc. on February 11, 2020. The address of The Vanguard Group, Inc. is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(c)	The shares of Class A common stock and Blackstone Holdings Partnership Units beneficially owned by the directors and executive officers reflected above do not include the following number of securities that will be delivered to the respective individual more than 60 days after February 28, 2020: Mr. Gray — 708,601 deferred restricted Blackstone Holdings Partnership Units and 57,596 deferred restricted common stock units; Mr. Chae — 865,477 deferred restricted Blackstone Holdings Partnership Units and 59,919 deferred restricted common stock units; Mr. Finley — 136,987 deferred restricted Blackstone Holdings Partnership Units and 100,706 deferred restricted common stock units; Ms. Ayotte — 5,392 deferred restricted common stock units; Mr. Mulroney — 4,651 deferred restricted common stock units; Mr. Parrett — 4,268 deferred restricted common stock units; Ms. Lazarus — 4,566 deferred restricted common stock units; Mr. Light — 3,955 deferred restricted common stock units; Mr. Breyer — 4,564 deferred restricted common stock units; and Mr. Hood — 5,370 deferred restricted common stock units.

(d)	The Blackstone Holdings Partnership Units shown in the table above include the following number of vested units being held back under our minimum retained ownership requirements: Mr. Schwarzman — 24,489,796 Blackstone Holdings Partnership Units; Mr. Gray — 11,477,971 Blackstone Holdings Partnership Units; Mr. James — 14,648,744 Blackstone Holdings Partnership Units; Mr. Chae — 3,223,072 Blackstone Holdings Partnership Units; and Mr. Finley — 165,445 Blackstone Holdings Partnership Units.

(e)	On those few matters that may be submitted for a vote of the sole holder of the Class B common stock, Blackstone Partners L.L.C., an entity owned by senior managing directors of Blackstone and controlled by Mr. Schwarzman, is entitled to an aggregate number of votes on any matter that may be submitted for a vote of our Class A common stock that is equal to the aggregate number of vested and unvested Blackstone Holdings Partnership Units held by the limited partners of Blackstone Holdings on the relevant record date and entitles it to participate in the vote on the same basis as our Class A common stock. Our senior managing directors have agreed in the limited liability company agreement of Blackstone Partners L.L.C. that our founder, Mr. Schwarzman, will have the power to determine how the Class B common stock held by Blackstone Partners L.L.C. will be voted. Following the withdrawal, death or disability of Mr. Schwarzman (and any successor founder), this power will revert to the members of Blackstone Partners L.L.C. holding a majority in interest in that entity. The limited liability company agreement of Blackstone Partners L.L.C. provides that at such time as Mr. Schwarzman should cease to be a founding member, Jonathan D. Gray will thereupon succeed Mr. Schwarzman as the sole founding member of Blackstone Partners L.L.C. If Blackstone Partners L.L.C. directs us to do so, we will issue shares of Class B common stock to each of the limited partners of Blackstone Holdings, whereupon each holder of Class B common stock will be entitled to a number of votes that is equal to the number of vested and unvested Blackstone Holdings Partnership Units held by such Class B common stockholder on the relevant record date.

(f)	The Blackstone Holdings Partnership Units shown in the table above for such named executive officers and directors include (a) the following units held for the benefit of family members with respect to which the named executive officer or director, as applicable, disclaims beneficial ownership: Mr. Schwarzman — 1,873,140 units held in various trusts for which Mr. Schwarzman is the investment trustee, Mr. James — 9,157,207 units held in various trusts for which Mr. James and his brother are trustees (but Mr. James does not have or share investment control with respect to the units), Mr. Gray — 7,218,465 units held in a trust for which Mr. Gray is the investment trustee and Mr. Chae — 1,150,070 units held in various trusts for which Mr. Chae is the investment trustee, (b) the following units held in grantor retained annuity trusts for which the named executive officer or director, as applicable, is the investment trustee: Mr. Schwarzman — 2,723,913 units and Mr. Gray — 15,141,837 units, (c) the following units held by a corporation for which the named executive officer is a controlling shareholder: Mr. Schwarzman — 1,438,529 units and (d) 5,000,000 units that have been pledged by Mr. Schwarzman as security to a third party to secure payment for a loan made by such third party. Mr. Schwarzman also directly, or through a corporation for which he is the controlling shareholder, beneficially owns an additional 364,278 partnership units in each of Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. In addition, with respect to Mr. Schwarzman, the above table excludes partnership units of Blackstone Holdings held by his children or in trusts for the benefit of his family as to which he has no voting or investment control. The Blackstone Class A common stock shown in the table above for each named executive officer and director include (a) the following shares held for the benefit of family members with respect to which the named executive officer or director, as applicable, disclaims beneficial ownership: Mr. James — 20,497 shares held in a family limited liability company, Mr. Finley — 62,523 shares held in a family limited liability company and 2,000 shares held in a trust for the benefit of family members of which he is a trustee, and Ms. Lazarus — 2,950 shares held in trusts for the benefit of family members over which she shares investment control and (b) 11,000 shares held in a trust for the benefit of Mr. Finley and of which he is the trustee.

(g)	The Class A common stock shown in the table above for Mr. Parrett includes 13,000 shares that are pledged to a third party to secure payment for a loan.

Securities Authorized for Issuance under Equity Compensation Plans
The table set forth below provides information concerning the awards that may be issued under the 2007 Equity Incentive Plan as of December 31, 2019:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders	53,502,880	—	158,769,854
Equity Compensation Plans Not Approved by Security Holders	—	—	—

	53,502,880	—	158,769,854

(a)	Reflects the outstanding number of our deferred restricted common stock units and deferred restricted Blackstone Holdings Partnership Units granted under the 2007 Equity Incentive Plan as of December 31, 2019.

(b)	The aggregate number of our Class A common stock and Blackstone Holdings Partnership Units covered by the 2007 Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of shares of Class A common stock equal to the positive difference, if any, of (a) 15% of the aggregate number of shares of our Class A common stock and Blackstone Holdings Partnership Units outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by The Blackstone Group Inc. or its wholly owned subsidiaries) minus (b) the aggregate number of shares of our Class A common stock and Blackstone Holdings Partnership Units covered by the 2007 Equity Incentive Plan as of such date (unless the administrator of the 2007 Equity Incentive Plan should decide to increase the number of shares of our Class A common stock and Blackstone Holdings Partnership Units covered by the plan by a lesser amount). As of January 1, 2020, pursuant to this formula, 171,085,619 shares of Class A common stock, which is equal to 0.15 times the number of shares of our Class A common stock and Blackstone Holdings Partnership Units outstanding on December 31, 2019, were available for issuance under the 2007 Equity Incentive Plan. We have filed a registration statement and intend to file additional registration statements on Form
S-8
under the Securities Act to register shares of Class A common stock covered by the 2007 Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form
S-8
registration statement will automatically become effective upon filing. Accordingly, shares of Class A common stock registered under such registration statement will be available for sale in the open market.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons
Tax Receivable Agreements
We used a portion of the proceeds from the IPO and the sale of non-voting
common units to Beijing Wonderful Investments to purchase interests in the predecessor businesses from the predecessor owners. In addition, holders of Blackstone Holdings Partnership Units (other than The Blackstone Group Inc.’s wholly owned subsidiaries), subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings partnerships, may up to four times each year

(subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for shares of our Class A common stock on a one-for-one
basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the Blackstone Holdings partnerships to effect an exchange for a share of Class A common stock. Blackstone Holdings I L.P. and Blackstone Holdings II L.P. have made an election under Section 754 of the Internal Revenue Code effective for each taxable year in which an exchange of partnership units for a share of Class A common stock occurs, which may result in an adjustment to the tax basis of the assets of such Blackstone Holdings Partnerships at the time of an exchange of partnership units. Other Blackstone Holdings Partnerships and certain subsidiary partnerships are expected to make such elections for the 2019 taxable year with the filing of their federal income tax returns for such tax year. The purchase and subsequent exchanges of Blackstone Holdings Partnership Units are expected to result in increases in the tax basis of the tangible and intangible assets of Blackstone Holdings that otherwise would not have been available. These increases in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that we would otherwise be required to pay in the future. We have entered into a tax receivable agreement with holders of Blackstone Holdings Partnership Units that provides for the payment by us to such holders of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change in control, as discussed below) as a result of these increases in tax basis and of certain other tax benefits related to our entering into tax receivable agreements, including tax benefits attributable to payments under the tax receivable agreement. Additional tax receivable agreements have been executed, and will continue to be executed, with newly-admitted Blackstone senior managing directors and certain others who acquire Blackstone Holdings Partnership Units. This payment obligation is an obligation of us (and certain of our subsidiaries that are treated as corporations for U.S. federal income tax purposes which we refer to as “the corporate taxpayers”) and not of Blackstone Holdings. The corporate taxpayers expect to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the actual income tax liability of the corporate taxpayers to the amount of such taxes that the corporate taxpayer would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Blackstone Holdings as a result of the exchanges and had the corporate taxpayers not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of our IPO and will continue until all such tax benefits have been utilized or expired, unless the corporate taxpayers exercise their right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement.
Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreement (which are taxable to the recipients) in respect of the purchase and exchanges will aggregate $672.9 million over the next 15 years. The after-tax
net present value of these estimated payments totals $191.2 million assuming a 15% discount rate and using an estimate of timing of the benefit to be received. Future payments under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreement are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO
owners and the others mentioned above.
Subsequent to December 31, 2019, payments totaling $73.9 million were made to certain pre-IPO
owners and others mentioned above in accordance with the tax receivable agreement and related to tax benefits the Partnership received for the 2018 taxable year. Those payments included payments of $8.7 million to Mr. Schwarzman and investment vehicles controlled by relatives of Mr. Schwarzman; $2.4 million to Mr. James and a trust for which Mr. James is the investment trustee and $0.6 million to Mr. Chae.
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
Registration Rights Agreement
In connection with the restructuring and IPO, we entered into a registration rights agreement with our pre-IPO
owners, which was subsequently amended in connection with the Conversion, pursuant to which we granted them, their affiliates and certain of their transferees the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act shares of Class A common stock delivered in exchange for Blackstone Holdings Partnership Units or shares of Class A common stock (and other securities convertible into or exchangeable or exercisable for our shares of Class A common stock) otherwise held by them. In addition, newly-admitted Blackstone senior managing directors and certain others who acquire Blackstone Holdings Partnership Units have subsequently become parties to the registration rights agreement. Under the registration rights agreement, we agreed to register the exchange of Blackstone Holdings Partnership Units for shares of Class A common stock by our holders of Blackstone Holdings Partnership Units. In June 2008, we filed a registration statement on Form
S-3
with the Securities and Exchange Commission to cover future issuances from time to time of up to 818,008,105 common units to holders of Blackstone Holdings Partnership Units upon exchange of up to an equal number of such Blackstone Holdings Partnership Units. In addition, our founder, Stephen A. Schwarzman, has the right to request that we register the sale of shares of Class A common stock held by holders of Blackstone Holdings Partnership Units an unlimited number of times and may require us to make available shelf registration statements permitting sales of shares of Class A common stock into the market from time to time over an extended period. In addition, Mr. Schwarzman has the ability to exercise certain piggyback registration rights in respect of shares of Class A common stock held by holders of Blackstone Holdings Partnership Units in connection with registered offerings requested by other registration rights holders or initiated by us.
Tsinghua University Education Foundation
As part of an initiative announced in 2013, Mr. Schwarzman, through the Stephen A. Schwarzman Education Foundation, personally committed $100 million to create and endow a post-graduate scholarship program at Tsinghua University in Beijing, entitled “Schwarzman Scholars,” and fund the construction of a residential and academic building. He is leading a fundraising campaign to raise $600 million to support the “Schwarzman Endowment Fund.” The Tsinghua University Education Foundation (“TUEF”) will hold the Schwarzman Endowment Fund and has agreed to delegate management of the fund to Blackstone. We have agreed that TUEF, and certain entities affiliated with TUEF, will not be required to pay Blackstone a management fee for managing the Schwarzman Endowment Fund and, to the extent Blackstone allocates and invests assets of the Schwarzman Endowment Fund in our funds, which may take the form of funded or unfunded general partner commitments to our investment funds, we anticipate that such investments will be subject to reduced or waived management fees and/or carried interest.

Joseph P. Baratta
On February 25, 2020, Joseph P. Baratta was appointed to our board of directors, effective March 2, 2020. Mr. Baratta joined Blackstone in 1998 and is a Senior Managing Director and Global Head of Private Equity. For 2019, Mr. Baratta received a base salary of $350,000 and an annual cash bonus payment of $8,542,333. The cash payment was based upon the performance of the Private Equity business, including the contribution of all current and past funds within the business dating back to before the IPO. The ultimate cash payment to Mr. Baratta was, however, determined in the discretion of Mr. Schwarzman and Mr. Gray. On January 1, 2020, Mr. Baratta was granted 2,007 shares of deferred restricted common stock with a grant date fair value of $112,272, reflecting the portion of his annual cash bonus payment mandatorily deferred into deferred restricted common stock pursuant to the Deferred Compensation Plan. In January 2019, Mr. Baratta was awarded a discretionary award of 11,811 deferred restricted Blackstone Holdings Partnership Units with a grant date fair value of $550,156. This award reflected 2018 performance and was intended to further promote retention and to incentivize future performance. The award was granted under the 2007 Equity Incentive Plan on July 1, 2019, subject to Mr. Baratta’s continued employment through such date. The award will vest 20% on July 1, 2022, 30% on July 1, 2023 and 50% on July 1, 2024.
Mr. Baratta also participated in the performance fees of our funds, consisting of carried interest in our carry funds and incentive fees in our funds that pay incentive fees. The compensation paid to Mr. Baratta in respect of carried interest in our carry funds primarily relates to Mr. Baratta’s participation in the private equity funds (which were formed both before and after the IPO). The amount of distributions, whether cash or in-kind,
in respect of carried interest or incentive fee allocations to Mr. Baratta for 2019 was $4,406,042. Any in-kind
distributions in respect of carried interest are reported based on the market value of the securities distributed as of the date of distribution. See “Executive Compensation — Compensation Elements for Named Executive Officers” in this report for additional discussion of the elements of our compensation program.
Bennett J. Goodman
On February 24, 2015, Bennett J. Goodman was appointed to our board of directors. Mr. Goodman joined Blackstone in 2008 and served as a Senior Managing Director and
Co-Founder
of GSO Capital Partners. On August 28, 2019, we entered into a withdrawal agreement and senior advisor agreement with Mr. Goodman. Pursuant to the agreements, Mr. Goodman continued to serve as a director and as a senior managing director of Blackstone until January 1, 2020, at which time he stepped down from the Blackstone board of directors and ceased serving as a senior managing director and became a Senior Advisor to GSO Capital Partners and retained the title of Chairman of Blackstone/GSO Secured Lending Fund.
The senior advisor agreement we entered into with Mr. Goodman has a term of not less than one year and will automatically renew for successive one year terms unless either party provides notice of non-renewal
at least thirty days prior to the expiration of the then-current term. For 45 days following the termination of Mr. Goodman’s services as a senior advisor, Mr. Goodman has agreed not to invest in or with, serve or provide advice in any capacity to a competitor of GSO, other than limited passive co-investments.
The senior advisor agreement provides that for so long as Mr. Goodman serves as a senior advisor to GSO, he will receive an annual retainer of $250,000 and incentive fees or carried interest allocations of five points in GSO’s U.S. direct lending strategies. The senior advisor agreement also provides that with respect to the 957,804 outstanding deferred stock restricted Blackstone Holdings Partnership Units that would have otherwise been forfeited in connection with his termination of employment, such units will remain outstanding and 150,000 will vest on each anniversary of January 1, 2020, subject to Mr. Goodman’s continued service as a senior advisor to GSO through each applicable date.
In connection with his withdrawal as a senior managing director, Mr. Goodman also entered into a customary withdrawal agreement with us. Under the terms of the withdrawal agreement, Mr. Goodman agreed to enter into a general release of claims in favor of Blackstone and its related parties on terms generally comparable to other departing senior managing directors and affirmed his non-competition,
non-solicitation,
 non-disparagement
 and confidentiality covenants contained in his
 non-competition
 and
 non-solicitation
 agreement.

For 2019, Mr. Goodman received a base salary of $350,000 and an annual cash bonus payment of $2,650,000. The cash payment was based upon the performance of the Credit segment, including the contribution of all current and past funds within the segment. The ultimate cash payment to Mr. Goodman was, however, determined in the discretion of Mr. Schwarzman and Mr. Gray.
Mr. Goodman also participated in the performance fees of our funds, consisting of carried interest in our carry funds and incentive fees in our funds that pay incentive fees. The compensation paid to Mr. Goodman in respect of carried interest in our carry funds primarily relates to Mr. Goodman’s participation in the credit funds (which were formed both before and after the acquisition of GSO Capital Partners by Blackstone). The amount of cash payments in respect of carried interest or incentive fee allocations to Mr. Goodman for 2019 was $1,291,990. See “Executive Compensation — Compensation Elements for Named Executive Officers” in this report for additional discussion of the elements of our compensation program.
Pursuant to the terms of the arrangement we entered into with him in November 2018, in connection with Mr. Goodman’s termination of employment on January 1, 2020, 638,539 of his outstanding deferred restricted Blackstone Holdings Partnership Units vested on January 1, 2020, 638,539 of his outstanding deferred restricted Blackstone Holdings Partnership Units will remain outstanding and become fully vested on January 1, 2021 and 319,269 of his outstanding deferred restricted Blackstone Holdings Partnership Units will remain outstanding and become fully vested on January 1, 2022. In addition, Mr. Goodman also remains eligible to participate in Blackstone’s side-by-side
and similar investment programs for up to five years following his retirement, in some cases without being subject to management fees, carried interest or incentive fees.
Blackstone Holdings Partnership Agreements
As a result of the reorganization and the IPO, The Blackstone Group Inc. (at that time, The Blackstone Group, L.P.) became a holding partnership and, through wholly owned subsidiaries, held equity interests in the five holdings partnerships (i.e., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and Blackstone Holdings V L.P.). On January 1, 2009, in order to simplify our structure and ease the related administrative burden and costs, we effected an internal restructuring to reduce the number of holding partnerships from five to four by causing Blackstone Holdings III L.P. to transfer all of its assets and liabilities to Blackstone Holdings IV L.P. In connection therewith, Blackstone Holdings IV L.P. was renamed Blackstone Holdings III L.P. and Blackstone Holdings V L.P. was renamed Blackstone Holdings IV L.P. On October 1, 2015, Blackstone formed a new holding partnership, Blackstone Holdings AI L.P., which holds certain operating entities and operates in a manner similar to the other Blackstone Holdings Partnerships. The economic interests of The Blackstone Group Inc. in Blackstone’s business remains entirely unaffected. “Blackstone Holdings” refers to (a) Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and Blackstone Holdings V L.P. prior to the January 2009 reorganization, (b) Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. from January 1, 2009 through October 1, 2015 and (c) Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and Blackstone Holdings AI L.P. subsequent to the October 2015 creation of Blackstone Holdings AI L.P.
Wholly owned subsidiaries of The Blackstone Group Inc. which are the general partners of those partnerships have the right to determine when distributions will be made to the partners of Blackstone Holdings and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the partners of Blackstone Holdings pro-rata
in accordance with the percentages of their respective partnership interests as described under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend Policy.”
Each of the Blackstone Holdings Partnerships has an identical number of partnership units outstanding, and we use the terms “Blackstone Holdings Partnership Unit” or “partnership unit in/of Blackstone Holdings” to refer, collectively, to a partnership unit in each of the Blackstone Holdings Partnerships. The holders of partnership units in Blackstone Holdings, including The Blackstone Group Inc.’s wholly owned subsidiaries, will incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of Blackstone Holdings. Net profits and net losses of Blackstone Holdings will generally be allocated to its partners (including The Blackstone Group Inc.’s wholly owned subsidiaries)
pro-rata
in accordance with the percentages of their respective partnership interests as described under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend Policy.” The partnership agreements of the Blackstone Holdings Partnerships provide for cash distributions, which we refer to as “tax distributions,” to the partners of such partnerships if the wholly owned subsidiaries of The Blackstone Group Inc. which are the general partners of the Blackstone Holdings Partnerships determine that the taxable income of the relevant partnership will give rise to taxable income for its partners. Generally, these tax distributions are computed based on our estimate of the net taxable income of the relevant partnership allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the non-deductibility
of certain expenses and the character of our income). Tax distributions are made only to the extent all distributions from such partnerships for the relevant year are insufficient to cover such tax liabilities.
Subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, Blackstone Holdings Partnership Units may be exchanged for shares of Class A common stock as described under “— Exchange Agreement” below. In addition, the Blackstone Holdings partnership agreements authorize the wholly owned subsidiaries of The Blackstone Group Inc. which are the general partners of those partnerships to issue an unlimited number of additional partnership securities of the Blackstone Holdings Partnerships with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Blackstone Holdings Partnership Units, and which may be exchangeable for shares of our Class A common stock.
See “— Item 11. Executive Compensation — Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2019 — Terms of Blackstone Holdings Partnership Units Granted in 2019 and Prior Years” for a discussion of vesting provisions applicable to Blackstone personnel in respect of the Blackstone Holdings Partnership Units received by them in the reorganization and for a discussion of minimum retained ownership requirements and transfer restrictions applicable to the Blackstone Holdings Partnership Units. The generally applicable vesting and minimum retained ownership requirements and transfer restrictions are outlined in the sections referenced in the preceding sentence. There may be some different arrangements for some individuals in some instances. In addition, we may waive these requirements and restrictions from time to time.
In addition, substantially all of our expenses, including substantially all expenses solely incurred by or attributable to The Blackstone Group Inc. but not including obligations incurred under the tax receivable agreement by The Blackstone Group Inc.’s wholly owned subsidiaries, income tax expenses of The Blackstone Group Inc.’s wholly owned subsidiaries and payments on indebtedness incurred by The Blackstone Group Inc.’s wholly owned subsidiaries, are borne by Blackstone Holdings.
Exchange Agreement
In connection with the reorganization and IPO, we entered into an exchange agreement with the holders of partnership units in Blackstone Holdings (other than The Blackstone Group Inc.’s wholly owned subsidiaries), which was subsequently amended in connection with the Conversion. In addition, newly-admitted Blackstone senior managing directors and certain others who acquire Blackstone Holdings Partnership Units also become parties to the exchange agreement. Under the exchange agreement, subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, each such holder of Blackstone Holdings Partnership Units (and certain transferees thereof) may up to four times each year (subject to the terms of the exchange agreement) exchange these partnership units for shares of our Class A common stock on a one-for-one
basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Under the exchange agreement, to effect an exchange a holder of partnership units in Blackstone Holdings must simultaneously exchange one partnership unit in each of the Blackstone Holdings Partnerships. As a holder exchanges its Blackstone Holdings Partnership Units, The Blackstone Group Inc.’s indirect interest in the Blackstone Holdings Partnerships will be correspondingly increased.

Firm Use of Private Aircraft
Certain entities controlled by Mr. Schwarzman wholly own aircraft that we use for business purposes in the course of our operations, and in 2019, we made payments of $3.0 million for the use of such aircraft, which included $1.6 million paid directly to the managers of the aircraft. An entity controlled by Mr. Gray wholly owns aircraft that we use for business purposes in the course of our operations, and in 2019, we made payments of $1.2 million for the use of such aircraft, which included $0.7 million paid directly to the manager of the aircraft for such use. An entity jointly controlled by Mr. James and another individual wholly owned aircraft that we used for business purposes in the course of our operations, and in 2019, we made payments of $0.3 million to the manager of the aircraft for such use. An entity jointly controlled by Mr. Baratta and two other individuals, owns aircraft that we use for business purposes in the course of our operations, and in 2019, we made payments of $0.1 million for the use of such aircraft. An entity controlled by Mr. Goodman, jointly with an entity controlled by another individual, owns aircraft that we use for business purposes in the course of our operations, and in 2019, we made payments of $0.4 million for the use of such aircraft. Each of Messrs. Schwarzman, Gray, James, Baratta and Goodman paid for his respective ownership interest in his aircraft himself and bore his respective share of all operating, personnel and maintenance costs associated with the operation of such aircraft. The hourly payments we made for use of such aircraft were based on current market rates.
Investment in or Alongside Our Funds
Our directors and executive officers may invest their own capital in or alongside our funds and other vehicles we manage, in some instances, without being subject to management fees, carried interest or incentive fees. For our carry funds, these investments may be made through the applicable fund general partner and fund a portion of the general partner capital commitments to our funds. These investment opportunities are available to all of our senior managing directors and to those of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments and in compliance with applicable laws. During the year ended December 31, 2019, our directors and executive officers (and, in some cases, certain investment trusts or other family vehicles or charitable organizations controlled by them or their immediate family members) had the following gross contributions relating to their personal investments (and the investments of any such trusts) in Blackstone funds and other Blackstone-managed vehicles: Mr. Schwarzman, Mr. James, Mr. Gray, Mr. Goodman, Mr. Chae, Mr. Breyer, Mr. Baratta, Ms. Solotar, Mr. Finley, Mr. Light, Mr. Parrett and Mr. Mulroney made gross contributions of $347.3 million, $109.1 million, $40.0 million, $12.2 million, $10.1 million, $8.4 million, $5.1 million, $3.9 million, $1.0 million, $0.3 million, $0.3 million, and $0.2 million, respectively.
Statement of Policy Regarding Transactions with Related Persons
Our board of directors has adopted a written statement of policy regarding transactions with related persons, which we refer to as our “related person policy.” Our related person policy requires that a “related person” (as defined as in paragraph (a) of Item 404 of Regulation
S-K)
must promptly disclose to the Chief Legal Officer any “related person transaction” (defined as any transaction that is reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. The Chief Legal Officer will then promptly communicate that information to the board of directors. No related person transaction will be consummated without the approval or ratification of the board of directors or any committee of the board of directors consisting exclusively of disinterested directors. It is our policy that directors interested in a related person transaction will recuse themselves from any vote of a related person transaction in which they have an interest.

Non-Competition
and
Non-Solicitation
Agreements
We have entered into a
non-competition
and
non-solicitation
agreement with each of our professionals and other senior employees, including each of our executive officers. See “— Item 11. Executive Compensation —
Non-Competition
and
Non-Solicitation
Agreements” for a description of the material terms of such agreements.
Director Independence
See “— Item 10. Directors, Executive Officers and Corporate Governance — Controlled Company Exception and Director Independence” for information on director independence.

Item 14.	Principal Accounting Fees and Services

The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, the “Deloitte Entities”):

	Year Ended December 31, 2019
	The Blackstone Group Inc.		Blackstone Entities, Principally Fund Related (c)	Blackstone Funds, Transaction Related (d)	Total
	(Dollars in Thousands)
Audit Fees	$10,185	(a)	$41,395	$—	$51,580
Audit-Related Fees	—		2,946	19,257	22,203
Tax Fees	1,222	(b)	63,424	10,873	75,519
All Other Fees	—		172	—	172

	$11,407		$107,937	$30,130	$149,474

	Year Ended December 31, 2018
	The Blackstone Group Inc.		Blackstone Entities, Principally Fund Related (c)	Blackstone Funds, Transaction Related (d)	Total
	(Dollars in Thousands)
Audit Fees	$9,500	(a)	$37,306	$—	$46,806
Audit-Related Fees	—		191	25,473	25,664
Tax Fees	1,316	(b)	54,216	14,145	69,677
All Other Fees	—		739	—	739

	$10,816		$92,452	$39,618	$142,886

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
3.	Exhibits:

Exhibit Number	Exhibit Description

3.1	Certificate of Conversion of The Blackstone Group L.P. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

3.2	Certificate of Incorporation of The Blackstone Group Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

3.3	Bylaws of The Blackstone Group Inc. (incorporated herein by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2019)

4.1*	Description of Capital Stock.

4.2
Indenture dated as of August 20, 2009 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 20, 2009).

4.3
Third Supplemental Indenture dated as of August 17, 2012 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2012).

4.4	Form of 4.750% Senior Note due 2023 (included in Exhibit 4.3 hereto).

4.5
Fourth Supplemental Indenture dated as of August 17, 2012 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2012).

4.6	Form of 6.250% Senior Note due 2042 (included in Exhibit 4.5 hereto).

4.7
Fifth Supplemental Indenture dated as of April 7, 2014 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2014).

Exhibit Number	Exhibit Description

4.8	Form of 5.000% Senior Note due 2044 (included in Exhibit 4.7 hereto).

4.9
Sixth Supplemental Indenture dated as of April 27, 2015 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 27, 2015).

4.10	Form of 4.450% Senior Note due 2045 (included in Exhibit 4.9 hereto).

4.11
Seventh Supplemental Indenture dated as of May 19, 2015 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2015).

4.12	Form of 2.000% Senior Note due 2025 (included in Exhibit 4.11 hereto).

4.13
Guarantor Joinder Agreement dated as of October 1, 2015 among Blackstone Holdings Finance Co. L.L.C., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., Blackstone Holdings AI L.P. and Citibank, N.A., as administrative agent (incorporated herein by reference to Exhibit 4.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

4.14
Eighth Supplemental Indenture dated as of October 1, 2015 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., Blackstone Holdings AI L.P. and The Bank of New York Mellon, as Trustee (incorporated herein by reference to Exhibit 4.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

4.15
Ninth Supplemental Indenture dated as of October 5, 2016 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2016).

4.16	Form of 1.000% Senior Note due 2026 (included in Exhibit 4.15 hereto).

4.17
Tenth Supplemental Indenture dated as of October 2, 2017 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 2, 2017).

4.18	Form of 3.150% Senior Note due 2027 (included in Exhibit 4.17 hereto).

4.19
Eleventh Supplemental Indenture dated as of October 2, 2017 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC October 2, 2017).

4.20	Form of 4.000% Senior Note due 2047 (included in Exhibit 4.19 hereto).

Exhibit Number	Exhibit Description

4.21
Twelfth Supplemental Indenture dated as of April 10, 2019 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2019).

4.22	Form of 1.500% Senior Notes due 2029 (included in Exhibit 4.21 hereto).

4.23
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

4.24	Form of 2.500% Senior Note due 2030 (included in Exhibit 4.23 hereto).

4.25
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

4.26	Form of 3.500% Senior Note due 2049 (included in Exhibit 4.25 hereto).

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

10.6
Tax Receivable Agreement, dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc., Blackstone Holdings I L.P., Blackstone Holdings II L.P. and the limited partners of Blackstone Holdings I L.P. and Blackstone Holdings II L.P. party thereto (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

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

10.9
Registration Rights Agreement, dated as of June 18, 2007 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.10
Amendment to Registration Rights Agreement, dated as of July 1, 2019 (incorporated herein by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2019).

10.11+
The Blackstone Group Inc. Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.4 of The Blackstone Group Inc. Post-Effective Amendment No. 1 to Form S-8 filed on July 1, 2019).

10.12+*	The Blackstone Group Inc. Eighth Amended and Restated Bonus Deferral Plan.

10.13+
Amended and Restated Founding Member Agreement of Stephen A. Schwarzman, dated as of March 1, 2018, by and among Blackstone Holdings I L.P. and Stephen A. Schwarzman (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018).

10.14+
Letter Agreement, dated as of July 1, 2019, amending Amended and Restated Founding Member Agreement of Stephen A. Schwarzman, dated as of March 1, 2018, by and among Blackstone Holdings I L.P. and Stephen A. Schwarzman (incorporated herein by reference to Exhibit 99.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2019).

10.15+
Form of Senior Managing Director Agreement by and among Blackstone Holdings I L.P. and each of the Senior Managing Directors from time to time party thereto (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on June 14, 2007). (Applicable to all executive officers other than Mr. Schwarzman.)

10.16+
Form of Deferred Restricted Common Unit Award Agreement (Directors) (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 8, 2008).

10.17+
Form of Deferred Restricted Blackstone Holdings Unit Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the SEC on November 7, 2008).

10.18+
Second Amended and Restated Limited Liability Company Agreement of BMA V L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BMA V L.L.C. (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

Exhibit Number	Exhibit Description

10.19+
Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International L.P., dated as of May 31, 2007, by and among BREA International (Cayman) Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.19.1+
Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International L.P., dated as of May 31, 2007, by and among BREA International (Cayman) Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.19.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 15, 2008).

10.20+
Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International II L.P., dated as of May 31, 2007, by and among BREA International (Cayman) II Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.21+
Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International II L.P., dated as of May 31, 2007, by and among BREA International (Cayman) II Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.20.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 15, 2008).

10.22+
Second Amended and Restated Limited Liability Company Agreement of Blackstone Management Associates IV L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Management Associates IV L.L.C. (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.23+
Second Amended and Restated Limited Liability Company Agreement of Blackstone Mezzanine Management Associates L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Mezzanine Management Associates L.L.C. (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.24+
Second Amended and Restated Limited Liability Company Agreement of Blackstone Mezzanine Management Associates II L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Mezzanine Management Associates II L.L.C. (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.25+
Second Amended and Restated Limited Liability Company Agreement of BREA IV L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA IV L.L.C. (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.26+
Second Amended and Restated Limited Liability Company Agreement of BREA V L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA V L.L.C. (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.27+
Second Amended and Restated Limited Liability Company Agreement of BREA VI L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA VI L.L.C. (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

Exhibit Number	Exhibit Description

10.27.1+
Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Limited Liability Company Agreement of BREA VI L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA VI L.L.C. (incorporated herein by reference to Exhibit 10.26.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 15, 2008).

10.28
Second Amended and Restated Limited Liability Company Agreement of Blackstone Communications Management Associates I L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Communications Management Associates I L.L.C. (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.29+
Amended and Restated Limited Liability Company Agreement of BCLA L.L.C., dated as of April 15, 2008, by and among Blackstone Holdings III L.P. and certain members of BCLA L.L.C. (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 15, 2008).

10.30+
Third Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates Europe III L.P., dated as of June 30, 2008 (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 8, 2008).

10.31+
Second Amended and Restated Limited Liability Company Agreement of Blackstone Real Estate Special Situations Associates L.L.C., dated as of June 30, 2008 (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 8, 2008).

10.32+
BMA VI L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of July 31, 2008 (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the SEC on November 7, 2008).

10.33+
Fourth Amended and Restated Limited Liability Company Agreement of GSO Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009).

10.34+
Amended and Restated Limited Liability Company Agreement of GSO Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009).

10.35+
Third Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009).

10.36+
Third Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009).

10.37+
Amended and Restated Limited Liability Company Agreement of GSO Liquidity Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009).

Exhibit Number	Exhibit Description

10.38+
Blackstone / GSO Capital Solutions Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of May 22, 2009 (incorporated herein by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 7, 2009).

10.39+
Blackstone / GSO Capital Solutions Overseas Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of July 10, 2009 (incorporated herein by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 7, 2009).

10.40+
Blackstone Real Estate Special Situations Associates II L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of June 30, 2009 (incorporated herein by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 7, 2009).

10.41+
Blackstone Real Estate Special Situations Management Associates Europe L.P. Amended and Restated Agreement of Limited Partnership, dated as of June 30, 2009 (incorporated herein by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 7, 2009).

10.42+
BRECA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of May 1, 2009 (incorporated herein by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 7, 2009).

10.43+
GSO Targeted Opportunity Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of December 9, 2009 (incorporated herein by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010).

10.44+
GSO Targeted Opportunity Overseas Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of December 9, 2009 (incorporated herein by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010).

10.45+
BCVA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of July 8, 2010 (incorporated herein by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed with the SEC on August 6, 2010).

10.46+
Amended and Restated Agreement of Exempted Limited Partnership of MB Asia REA L.P., dated November 23, 2010 (incorporated herein by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 25, 2011).

10.47+
Amended and Restated Limited Liability Company Agreement of GSO SJ Partners Associates LLC, dated December 7, 2010, by and among GSO Holdings I L.L.C. and certain members of GSO SJ Partners Associates LLC thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 6, 2011).

10.48+
Amended and Restated Exempted Limited Partnership Agreement of GSO Capital Opportunities Associates II LP, dated as of December 31, 2015 (incorporated herein by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

Exhibit Number	Exhibit Description

10.49+
Blackstone EMA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of August 1, 2011 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the SEC on November 9, 2011).

10.50+
Blackstone Real Estate Associates VII L.P. Second Amended and Restated Agreement of Limited Partnership, dated as of September 1, 2011 (incorporated herein by reference to Exhibit 10.53.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 28, 2012).

10.51+
GSO Energy Partners-A Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of February 28, 2012 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 7, 2012).

10.52+
BTOA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of February 15, 2012 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 7, 2012).

10.53+
Form of Deferred Holdings Unit Agreement for Senior Managing Directors (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 7, 2012).

10.54+
Amended and Restated Limited Liability Company Agreement of Blackstone Commercial Real Estate Debt Associates L.L.C., dated as of November 12, 2010 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 7, 2012).

10.55+
Limited Liability Company Agreement of Blackstone Innovations L.L.C., dated November 2, 2012 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 2, 2012).

10.56+
Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Innovations (Cayman) III L.P., dated November 2, 2012 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 2, 2012).

10.57+
GSO Foreland Resources Co-Invest Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of August 10, 2012 (incorporated herein by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013).

10.58+
GSO Palmetto Opportunistic Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of July 31, 2012 (incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013).

10.59+
Second Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Real Estate Associates Asia L.P., dated February 26, 2014 (incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014).

10.60+
Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Real Estate Associates Europe IV L.P., dated February 26, 2014 (incorporated herein by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014).

Exhibit Number	Exhibit Description

10.61
Aircraft Dry Lease Agreement between 113CS LLC and Blackstone Administrative Services Partnership L.P., dated as of January 15, 2015 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 8, 2015).

10.62+
Form of Special Equity Award — Deferred Holdings Unit Agreement under The Blackstone Group L.P. 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.63+
Amended and Restated Agreement of Limited Partnership of BREP Edens Associates L.P., dated as of December 18, 2013 (incorporated herein by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.64+
Amended and Restated Agreement of Exempt Limited Partnership of Blackstone AG Associates L.P., dated as of February 16, 2016 and deemed effective as of May 30, 2014 (incorporated herein by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.65+
Amended and Restated Agreement of Limited Partnership of BREP OMP Associates L.P., dated as of June 27, 2014 (incorporated herein by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.66+
Amended and Restated Agreement of Exempted Limited Partnership of Blackstone OBS Associates L.P., dated as of February 16, 2016 and deemed effective July 25, 2014 (incorporated herein by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.67+
Amended and Restated Limited Liability Company Agreement of Blackstone EMA II L.L.C., dated as of October 21, 2014 (incorporated herein by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.68+
Second Amended and Restated Agreement of Limited Partnership of Blackstone Liberty Place Associates L.P., dated as of February 9, 2015 (incorporated herein by reference to Exhibit 10.81 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.69+
Second Amended and Restated Agreement of Exempted Limited Partnership of BPP Core Asia Associates L.P., dated February 16, 2016 and deemed effective March 18, 2015 (incorporated herein by reference to Exhibit 10.82 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.70+
Second Amended and Restated Agreement of Exempted Limited Partnership of BPP Core Asia Associates-NQ L.P., dated as of February 16, 2016 and deemed effective March 18, 2015 (incorporated herein by reference to Exhibit 10.83 to the Registrant’s Annual Report on Form 10 -K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.71+
Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Associates VIII L.P., dated as of March 27, 2015 (incorporated herein by reference to Exhibit 10.84 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.72+
Amended and Restated Limited Liability Company Agreement of BMA VII L.L.C., dated as of May 13, 2015 (incorporated herein by reference to Exhibit 10.85 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

Exhibit Number	Exhibit Description

10.73+
Amended and Restated Agreement of Exempt Limited Partnership of Blackstone Property Associates International L.P., dated as of February 16, 2016 and deemed effective as of July 15, 2015 (incorporated herein by reference to Exhibit 10.86 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.74+
Amended and Restated Agreement of Exempt Limited Partnership of Blackstone Property Associates International-NQ L.P., dated as of February 16, 2016 and deemed effective July 28, 2015 (incorporated herein by reference to Exhibit 10.87 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.75+
BTOA II L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of December 19, 2014 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 4, 2016).

10.76+
Special Equity Award — Deferred Holdings Unit Agreement under The Blackstone Group L.P. 2007 Equity Incentive Plan (Chief Financial Officer) (incorporated herein by reference to Exhibit 10.82 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 24, 2017).

10.77+
Form of Deferred Holdings Unit Agreement under The Blackstone Group L.P. 2007 Equity Incentive Plan (2013 and 2014 awards) (incorporated herein by reference to Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 24, 2017).

10.78+
Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Real Estate Associates Europe V L.P., dated May 8, 2017 and deemed effective March 1, 2016 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 9, 2017).

10.79+
Amended and Restated Limited Liability Company Agreement of Blackstone CEMA L.L.C., dated February 9, 2016 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the SEC on August 8, 2017).

10.80+
Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Debt Strategies Associates II L.P., dated February 15, 2018 and deemed effective as of April 17, 2013 (incorporated herein by reference to Exhibit 10.86 to the Registrant’s Annual Report on Form 10 -K for the year ended December 31, 2017 filed with the SEC on March 1, 2018).

10.81+
Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Debt Strategies Associates III L.P., dated February 15, 2018 and deemed effective as of July 25, 2016 (incorporated herein by reference to Exhibit 10.87 to the Registrant’s Annual Report on Form 10 -K for the year ended December 31, 2017 filed with the SEC on March 1, 2018).

10.82*	Form of Aircraft Dry Lease Agreement between GH4 Partners LLC and Blackstone Administrative Services Partnership L.P.

10.83*	Form of Aircraft Dry Lease Agreement (N345XB) between Hilltop Asset Holdings LLC and Blackstone Administrative Services Partnership L.P.

10.84*	Form of Aircraft Dry Lease Agreement (N776BT) between Hilltop Asset Holdings LLC and Blackstone Administrative Services Partnership L.P.

Exhibit Number	Exhibit Description

10.85
Amended and Restated Credit Agreement dated as of March 23, 2010, as amended and restated as of May 29, 2014, as further amended and restated as of August 31, 2016, and as further amended and restated as of September 21, 2018, among Blackstone Holdings Finance Co. L.L.C., as borrower, Blackstone Holdings AI L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P., as guarantors, Citibank, N.A., as administrative agent and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2018).

10.86+
Amended and Restated Limited Partnership Agreement of BTOA III L.P., dated as of February 27, 2019 and deemed effective as of May 24, 2018 (incorporated herein by reference to Exhibit 10.92 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019).

10.87+
Amended and Restated Deferred Holdings Unit Agreement under The Blackstone Group L.P. 2007 Equity Incentive plan between The Blackstone Group L.P. and the Participant named therein (incorporated herein by reference to Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019).

10.88+
Form of Deferred Holdings Unit Agreement under The Blackstone Group L.P. 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.94 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019).

10.89+
Amended and Restated Limited Partnership Agreement of Blackstone Management Associates Asia L.P., dated as of August 6, 2019, and deemed effective as of November 9, 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.90+*	Second Amended and Restated Limited Partnership Agreement of BREIT Special Limited Partner L.P., dated as of February 12, 2020 and deemed effective as of January 1, 2018.

10.91+
Amended and Restated Exempted Limited Partnership Agreement of Blackstone Real Estate Associates Asia II L.P., dated August 6, 2019 and deemed effective September 21, 2017 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.92+
Amended and Restated Limited Partnership Agreement of Blackstone Total Alternatives Solution Associates L.P., dated as of August 6, 2019 and deemed effective as of August 24, 2014 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.93+
Amended and Restated Limited Partnership Agreement of Blackstone Total Alternatives Solution Associates 2015 I L.P., dated as of August 6, 2019 and deemed effective as of February 24, 2015 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.94+
Amended and Restated Limited Partnership Agreement of Blackstone Total Alternatives Solution Associates 2016 L.P., dated as of August 6, 2019 and deemed effective as of December 9, 2016 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.95+
Amended and Restated Limited Partnership Agreement of Blackstone Total Alternatives Solution Associates IV L.P., dated as of August 6, 2019 and deemed effective as of December 22, 2017 (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

Exhibit Number	Exhibit Description

10.96+
Amended and Restated Limited Partnership Agreement of Blackstone Total Alternatives Solution Associates V L.P., dated as of August 6, 2019 and deemed effective as of October 31, 2018 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.97+
Third Amended and Restated Limited Liability Company Agreement of BTOSIA L.L.C., dated as of August 6, 2019 and deemed effective as of May 12, 2016 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.98+
Amended and Restated Exempted Limited Partnership Agreement of Blackstone UK Mortgage Opportunities Management Associates (Cayman) L.P., dated August 6, 2019 and deemed effective December 4, 2015 (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.99+
Amended and Restated Limited Partnership Agreement of Blackstone EMA III GP L.P., dated as of November 6, 2019 and deemed effective as of August 17, 2018 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed with the SEC on November 8, 2019).

10.100+
Amended and Restated Limited Partnership Agreement of BMA VIII GP L.P., dated as of November 6, 2019 and deemed effective as of March 29, 2019 (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed with the SEC on November 8, 2019).

10.101+*	Form of Deferred Holdings Unit Agreement under The Blackstone Group Inc. 2007 Equity Incentive Plan (2019).

10.102+*	Form of Deferred Holdings Unit Agreement under The Blackstone Group Inc. 2007 Equity Incentive Plan (Termination Vesting 2019).

10.103+*	Form of Deferred Holdings Unit Agreement under The Blackstone Group Inc. 2007 Equity Incentive Plan (2020).

10.104+*	Form of Deferred Holdings Unit Agreement under The Blackstone Group Inc. 2007 Equity Incentive Plan (Termination Vesting 2020).

10.105+*	Amended and Restated Limited Partnership Agreement of BREA Europe VI (Cayman) L.P., dated as of February 26, 2020 and deemed effective as of May 8, 2019.

10.106+*	Amended and Restated Limited Partnership Agreement of BREA IX (Delaware) L.P., dated as of February 26, 2020 and deemed effective as of December 21, 2018.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit Number	Exhibit Description

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
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
Item 16.	Form 10- K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 28, 2020

The Blackstone Group Inc.

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 28th day of February, 2020.

/s/ Stephen A. Schwarzman Stephen A. Schwarzman, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	/s/ James W. Breyer James W. Breyer, Director

/s/ Jonathan D. Gray Jonathan D. Gray, President, Chief Operating Officer and Director	/s/ Sir John Antony Hood Sir John Antony Hood, Director

/s/ Hamilton E. James Hamilton E. James, Executive Vice Chairman and Director	/s/ Rochelle B. Lazarus Rochelle B. Lazarus, Director

/s/ Michael S. Chae Michael S. Chae, Chief Financial Officer (Principal Financial Officer)	/s/ Jay O. Light Jay O. Light, Director

/s/ Christopher Striano Christopher Striano, Principal Accounting Officer (Principal Accounting Officer)	/s/ Brian Mulroney Brian Mulroney, Director

/s/ Kelly A. Ayotte Kelly A. Ayotte, Director	/s/ William G. Parrett William G. Parrett, Director