Form 10-Q
period 2020-03-31
Blackstone Group Inc
filed 2020-05-08
CIK 1393818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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
of the Exchange Act). Yes
☐
No ☒
As of May 1, 2020, there were 669,876,471 shares of Class A common stock, 1 share of Class B common stock and 1 share of Class C common stock of the registrant outstanding.

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations, taxes, earnings and financial performance, share repurchases and dividends. You can identify these forward-looking statements by the use of words such as “outlook,” “indicator,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to the impact of the novel coronavirus
(“COVID-19”)
and energy market dislocation, as well as those described under the section entitled “Risk Factors” in our Annual Report on Form
 10-K
for the year ended December 31, 2019 and in this report, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
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

We refer to our flagship corporate private equity funds as Blackstone Capital Partners (“BCP”) funds, our energy-focused private equity funds as Blackstone Energy Partners (“BEP”) funds, our core private equity funds as Blackstone Core Equity Partners (“BCEP”), our opportunistic investment platform that invests globally across asset classes, industries and geographies as Blackstone Tactical Opportunities (“Tactical Opportunities”), our secondary fund of funds business as Strategic Partners Fund Solutions (“Strategic Partners”), our infrastructure-focused funds as Blackstone Infrastructure Partners (“BIP”), our life sciences private investment platform, Blackstone Life Sciences (“BXLS”), our multi-asset investment program for eligible high net worth investors offering exposure to certain of our key illiquid investment strategies through a single commitment as Blackstone Total Alternatives Solution (“BTAS”) and our capital markets services business as Blackstone Capital Markets (“BXCM”).
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
Effective January 1, 2020, the Credit segment was renamed Credit & Insurance. There was no change to the composition of the segment or historical results.
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

Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Our funds of hedge funds, hedge funds, funds structured like hedge funds and other open-ended funds in our Real Estate, Hedge Fund Solutions and Credit & Insurance segments generally have structures that afford an investor the right to withdraw or redeem their interests on a periodic basis (for example, annually or quarterly), typically with 30 to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. Investment advisory agreements related to certain separately managed accounts in our Hedge Fund Solutions and Credit & Insurance segments, excluding our BIS separately managed accounts, may generally be terminated by an investor on 30 to 90 days’ notice.
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
This report does not constitute an offer of any Blackstone Fund.

Part I. Financial Information
Item 1.	Financial Statements

The Blackstone Group Inc.
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share Data)

	March 31,	December 31,
	2020	2019
Assets
Cash and Cash Equivalents	$2,068,326	$2,172,441
Cash Held by Blackstone Funds and Other	318,003	351,210
Investments (including assets pledged of $132,805 and $196,094 at March 31, 2020 and December 31, 2019, respectively)	16,430,701	22,281,682
Accounts Receivable	696,729	975,075
Due from Affiliates	2,706,112	2,594,873
Intangible Assets, Net	379,758	397,508
Goodwill	1,869,860	1,869,860
Other Assets	541,896	382,493
Right-of-Use Assets	542,757	471,059
Deferred Tax Assets	1,392,352	1,089,305

Total Assets	$26,946,494	$32,585,506

Liabilities and Equity
Loans Payable	$10,392,903	$11,080,723
Due to Affiliates	1,247,098	1,026,871
Accrued Compensation and Benefits	1,965,237	3,796,044
Securities Sold, Not Yet Purchased	51,498	75,545
Repurchase Agreements	105,133	154,118
Operating Lease Liabilities	605,809	542,994
Accounts Payable, Accrued Expenses and Other Liabilities	1,000,708	806,159

Total Liabilities	15,368,386	17,482,454

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	72,066	87,651

Equity
Stockholders’ Equity of The Blackstone Group Inc.
Class A Common Stock, $0.00001 par value, 90 billion shares authorized, (676,630,489 shares issued and outstanding as of March 31, 2020; 671,157,692 shares issued and outstanding as of December 31, 2019)	7	7
Class B Common Stock, $0.00001 par value, 999,999,000 shares authorized, (1 share issued and outstanding as of March 31, 2020)	—	—
Class C Common Stock, $0.00001 par value, 1,000 shares authorized, (1 share issued and outstanding as of March 31, 2020)	—	—
Additional Paid-in-Capital	6,298,093	6,428,647
Retained Earnings (Deficit)	(871,948)	609,625
Accumulated Other Comprehensive Loss	(41,533)	(28,495)

Total Stockholders’ Equity of The Blackstone Group Inc.	5,384,619	7,009,784
Non-Controlling Interests in Consolidated Entities	3,591,160	4,186,069
Non-Controlling Interests in Blackstone Holdings	2,530,263	3,819,548

Total Equity	11,506,042	15,015,401

Total Liabilities and Equity	$26,946,494	$32,585,506

continued...
See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands)

The following presents the asset and liability portion of the consolidated balances presented in the Condensed Consolidated Statements of Financial Condition attributable to consolidated Blackstone Funds which are variable interest entities. The following assets may only be used to settle obligations of these consolidated Blackstone Funds and these liabilities are only the obligations of these consolidated Blackstone Funds and they do not have recourse to the general credit of Blackstone.

	March 31,	December 31,
	2020	2019
Assets
Cash Held by Blackstone Funds and Other	$318,003	$351,210
Investments	7,270,514	8,371,899
Accounts Receivable	323,792	220,372
Due from Affiliates	5,051	7,856
Other Assets	957	1,204

Total Assets	$7,918,317	$8,952,541

Liabilities
Loans Payable	$5,817,702	$6,479,867
Due to Affiliates	165,786	142,546
Securities Sold, Not Yet Purchased	42,086	55,289
Repurchase Agreements	105,133	154,118
Accounts Payable, Accrued Expenses and Other Liabilities	314,501	301,355

Total Liabilities	$6,445,208	$7,133,175

See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended
	March 31,
	2020	2019
Revenues
Management and Advisory Fees, Net	$934,832	$809,726

Incentive Fees	12,161	12,132

Investment Income (Loss)
Performance Allocations
Realized	167,530	242,375
Unrealized	(3,453,081)	663,999
Principal Investments
Realized	48,695	73,261
Unrealized	(959,365)	169,044

Total Investment Income (Loss)	(4,196,221)	1,148,679

Interest and Dividend Revenue	35,084	44,084
Other	138,180	10,250

Total Revenues	(3,075,964)	2,024,871

Expenses
Compensation and Benefits
Compensation	476,543	471,397
Incentive Fee Compensation	6,522	5,406
Performance Allocations Compensation
Realized	72,423	86,395
Unrealized	(1,397,378)	287,015

Total Compensation and Benefits	(841,890)	850,213
General, Administrative and Other	157,566	146,062
Interest Expense	41,644	42,002
Fund Expenses	4,605	2,887

Total Expenses	(638,075)	1,041,164

Other Income (Loss)
Change in Tax Receivable Agreement Liability	(595)	—
Net Gains (Losses) from Fund Investment Activities	(327,374)	130,325

Total Other Income (Loss)	(327,969)	130,325

Income (Loss) Before Provision (Benefit) for Taxes	(2,765,858)	1,114,032
Provision (Benefit) for Taxes	(158,703)	41,155

Net Income (Loss)	(2,607,155)	1,072,877
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(15,469)	2,480
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	(645,077)	186,833
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	(880,117)	402,260

Net Income (Loss) Attributable to The Blackstone Group Inc.	$(1,066,492)	$481,304

Net Income (Loss) Per Share of Class A Common Stock
Basic	$(1.58)	$0.71

Diluted	$(1.58)	$0.71

Weighted-Average Shares of Class A Common Stock Outstanding
Basic	676,305,359	674,507,698

Diluted	676,305,359	1,200,480,240

See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended
	March 31,
	2020	2019
Net Income (Loss)	$(2,607,155)	$1,072,877
Other Comprehensive Income (Loss) – Currency Translation Adjustment	(20,219)	7,183

Comprehensive Income (Loss)	(2,627,374)	1,080,060

Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(15,469)	2,480
Comprehensive Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	(645,077)	186,833
Comprehensive Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	(887,298)	405,397

Comprehensive Income (Loss) Attributable to Non-Controlling Interests	(1,547,844)	594,710

Comprehensive Income (Loss) Attributable to The Blackstone Group Inc.	$(1,079,530)	$485,350

See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of The Blackstone Group Inc. (a)	The Blackstone Group Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
	Class A	Class A	Additional		hensive		Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Retained	Income		Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	Earnings	(Loss)	Total	Entities	Holdings	Equity	Entities
Balance at December 31, 2 0 19	671,157,692	$7	$6,428,647	$609,625	$(28,495)	$7,009,784	$4,186,069	$3,819,548	$15,015,401	$87,651
Net Income (Loss)	—	—	—	(1,066,492)	—	(1,066,492)	(645,077)	(880,117)	(2,591,686)	(15,469)
Currency Translation Adjustment	—	—	—	—	(13,038)	(13,038)	—	(7,181)	(20,219)	—
Capital Contributions	—	—	—	—	—	—	202,679	—	202,679	—
Capital Distributions	—	—	—	(415,081)	—	(415,081)	(150,272)	(365,701)	(931,054)	(116)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	(2,239)	—	(2,239)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	12,394	—	—	12,394	—	—	12,394	—
Equity-Based Compensation	—	—	50,824	—	—	50,824	—	38,658	89,482	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Shares	1,683,494	—	(15,241)	—	—	(15,241)	—	(7)	(15,248)	—
Repurchase of Common Shares and Blackstone Holdings Partnership Units	(4,969,237)	—	(253,468)	—	—	(253,468)	—	—	(253,468)	—
Change in The Blackstone Group Inc.’s Ownership Interest	—	—	9,779	—	—	9,779	—	(9,779)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Class A Common Stock	8,758,540	—	65,158	—	—	65,158	—	(65,158)	—	—

Balance at March 31, 2 0 2 0	676,630,489	$7	$6,298,093	$(871,948)	$(41,533)	$5,384,619	$3,591,160	$2,530,263	$11,506,042	$72,066

(a)	Following the conversion to a corporation, Blackstone also has one share outstanding of each of Class B and Class C common stock, with par value of each less than one cent. After initial issuance, there have been no changes to the amounts related to Class B and Class C common stock during the period presented.

continued...
See notes to condensed consolidated financial statements.
1
0

The Blackstone Group Inc.
Condensed Consolidated Statements of Changes in
Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

		The Blackstone Group L.P.
			Accumulated					Redeemable
			Other		Non-	Non-		Non-
			Compre-		Controlling	Controlling		Controlling
			hensive		Interests in	Interests in	Total	Interests in
	Common	Partners’	Income		Consolidated	Blackstone	Partners’	Consolidated
	Units	Capital	(Loss)	Total	Entities	Holdings	Capital	Entities
Balance at December 31, 2 0 18	663,212,830	$6,415,700	$(36,476)	$6,379,224	$3,648,766	$3,584,317	$13,612,307	$141,779
Net Income	—	481,304	—	481,304	186,833	402,260	1,070,397	2,480
Currency Translation Adjustment	—	—	4,046	4,046	—	3,137	7,183	—
Capital Contributions	—	—	—	—	159,505	—	159,505	—
Capital Distributions	—	(390,263)	—	(390,263)	(141,498)	(340,046)	(871,807)	(7,318)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(1,260)	—	(1,260)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	2,167	—	2,167	—	—	2,167	—
Equity-Based Compensation	—	51,859	—	51,859	—	40,812	92,671	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	1,812,474	(9,251)	—	(9,251)	—	(3)	(9,254)	—
Repurchase of Blackstone Common Units and Blackstone Holdings Partnership Units	(1,544,115)	(52,149)	—	(52,149)	—	—	(52,149)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(10,965)	—	(10,965)	—	10,965	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	1,850,698	12,670	—	12,670	—	(12,670)	—	—

Balance at March 31, 2 0 19	665,331,887	$6,501,072	$(32,430)	$6,468,642	$3,852,346	$3,688,772	$14,009,760	$136,941

See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net Income (Loss)	$(2,607,155)	$1,072,877
Adjustments to Reconcile Net Income (Loss) Net Cash Provided by Operating Activities
Blackstone Funds Related
Net Realized Gains on Investments	(156,408)	(324,140)
Changes in Unrealized (Gains) Losses on Investments	1,292,707	(275,047)
Non-Cash Performance Allocations	3,453,081	(663,999)
Non-Cash Performance Allocations and Incentive Fee Compensation	(1,318,433)	378,816
Equity-Based Compensation Expense	118,812	121,179
Amortization of Intangibles	17,750	17,750
Other Non-Cash Amounts Included in Net Income (Loss)	(237,086)	(6,282)
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	496,348	106,815
Due from Affiliates	(54,790)	(309,916)
Other Assets	(168,965)	6,577
Accrued Compensation and Benefits	(541,706)	(347,853)
Securities Sold, Not Yet Purchased	(26,840)	(14,883)
Accounts Payable, Accrued Expenses and Other Liabilities	(103,025)	(356,158)
Repurchase Agreements	(48,985)	(3,338)
Due to Affiliates	(5,498)	28,964
Investments Purchased	(2,065,680)	(882,973)
Cash Proceeds from Sale of Investments	2,955,340	1,582,142

Net Cash Provided by Operating Activities	999,467	130,531

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(12,428)	(18,858)

Net Cash Used in Investing Activities	(12,428)	(18,858)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(148,415)	(148,782)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	154,914	157,880
Payments Under Tax Receivable Agreement	(73,881)	(84,640)
Net Settlement of Vested Class A Common Stock and Repurchase of Class A Common Stock and Blackstone Holdings Partnership Units	(268,716)	(61,403)
Proceeds from Loans Payable	102	16

continued...

See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2020	2019
Financing Activities (Continued)
Repayment and Repurchase of Loans Payable	$(938)	$(823)
Dividends/Distributions to Shareholders and Unitholders	(780,782)	(730,309)

Net Cash Used in Financing Activities	(1,117,716)	(868,061)

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other	(6,645)	(407)

Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other
Net Decrease	(137,322)	(756,795)
Beginning of Period	2,523,651	2,545,161

End of Period	$2,386,329	$1,788,366

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$42,440	$42,979

Payments for Income Taxes	$13,217	$10,656

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$44,835	$242

Non-Cash Distributions to Non-Controlling Interest Holders	$(1,973)	$(34)

Transfer of Interests to Non-Controlling Interest Holders	$(2,239)	$(1,260)

Change in The Blackstone Group Inc.’s Ownership Interest	$9,779	$(10,965)

Net Settlement of Vested Class A Common Stock	$60,214	$55,951

Conversion of Blackstone Holdings Units to Class A Common Stock	$65,158	$12,670

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(126,171)	$(14,572)

Due to Affiliates	$113,777	$12,405

Equity	$12,394	$2,167

The following table provides a reconciliation of Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other reported within the Condensed Consolidated Statements of Financial Condition:
	March 31,	December 31,
	2020	2019
Cash and Cash Equivalents	$2,068,326	$2,172,441
Cash Held by Blackstone Funds and Other	318,003	351,210

	$2,386,329	$2,523,651

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
As a result of the Conversion, the financial impact to the condensed consolidated financial statements contained herein consist of (a) a partial step-up
in the tax basis of certain assets resulting in the recognition of a net income tax benefit and (b) reclassification from partnership equity accounts to equity accounts appropriate for a corporation. See Note 13. “Income Taxes” for additional information and Note 14. “Earnings Per Share and Stockholder’s Equity”.
Blackstone, together with its subsidiaries, is one of the world’s leading investment firms. Blackstone’s asset management business includes investment vehicles focused on real estate, private equity, public debt and equity, growth equity, opportunistic, non-investment
grade credit, real assets and secondary funds, all on a global basis. “Blackstone Funds” refers to the funds and other vehicles that are managed by Blackstone. Blackstone’s business is organized into four segments: Real Estate, Private Equity, Hedge Fund Solutions and Credit & Insurance.
Effective January 1, 2020, the Credit segment was renamed Credit & Insurance. There was no change to the composition of the segment or historical results.
Blackstone was formed on March 12, 2007, and, until the Conversion, was managed and operated by Blackstone Group Management L.L.C., which is in turn wholly owned by Blackstone’s senior managing directors and controlled by one of Blackstone’s founders, Stephen A. Schwarzman (the “Founder”). Following the Conversion, the Company’s equity consists of shares of Class A, B and C common stock. Blackstone Partners L.L.C. is the sole holder of the single share of Class B common stock outstanding and Blackstone Group Management L.L.C. is the sole holder of the single share of Class C common stock outstanding. See Note 14. “Earnings Per Share and Stockholder’s Equity”.
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
The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. See “—
COVID-19
and Global Economic and Market Conditions” below. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in Blackstone’s Annual Report on Form
 10-K
for the year ended December 31, 2019 filed with the Securities and Exchange Commission.
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
COVID-19
and Global Economic and Market Conditions
During the first quarter of 2020, the World Health Organization designated the global outbreak of
COVID-19
as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to
COVID-19.
The global impact of the outbreak continues to rapidly evolve, and many countries have instituted quarantines and restrictions on travel, closed financial markets and/or restricted trading, and closed or limited hours of operations of non-essential
businesses. Such actions are creating severe economic contraction and adversely impacting many industries.
The continued rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of
COVID-19
on financial market and economic conditions. The estimates and assumptions underlying these condensed consolidated financial statements are based on the information available as of March 31, 2020, including judgments about the ultimate adverse impact of
COVID-19
on financial market and economic conditions which may change substantially over time.
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
In carry fund structures, Blackstone, through its subsidiaries, invests alongside its limited partners in a partnership and is entitled to its pro-rata
share of the results of the fund (a
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
For certain instruments, Blackstone has elected the fair value option. Such election is irrevocable and is applied on an investment by investment basis at initial recognition. Blackstone has applied the fair value option for certain loans and receivables, unfunded loan commitments and certain investments in private debt securities that otherwise would not have been carried at fair value with gains and losses recorded in net income. The methodology for measuring the fair value of such investments is consistent with the methodology applied to private equity, real estate, credit-focused and funds of hedge funds investments. Changes in the fair value of such instruments are recognized in Investment Income (Loss) in the Condensed Consolidated Statements of Operations. Interest income on interest bearing loans and receivables and debt securities on which the fair value option has been elected is based on stated coupon rates adjusted for the accretion of purchase discounts and the amortization of purchase premiums. This interest income is recorded within Interest and Dividend Revenue.

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
Results for Strategic Partners are reported on a three month lag from the fund financial statements, which generally report based on a three month lag from the underlying fund investments unless information is available on a more timely basis. Therefore, results presented herein do not include the impact of economic and market activity in the quarter in which such events occur. Economic and market activity for the periods presented is expected to affect reported results in upcoming periods.
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
Certain costs and expenses are borne directly by the Holdings Partnerships. Income (Loss), excluding those costs directly borne by and attributable to the Holdings Partnerships, is attributable to
Non-Controlling
Interests in Blackstone Holdings. This residual attribution is based on the year to date average percentage of Blackstone Holdings Partnership Units and unvested participating Holdings Partnership Units held by Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships. Unvested participating Holdings Partnership Units are excluded from the attribution in periods of loss as they are not contractually obligated to share in losses of the Holdings Partnerships.
Net Income (Loss) Per Share of Class A Common Stock
Basic Income (Loss) Per Share of Class A Common Stock is calculated by dividing Net Income (Loss) Attributable to The Blackstone Group Inc. by the weighted-average number of Class A common stock, unvested participating shares of Class A common stock outstanding for the period and vested deferred restricted shares of Class A common stock that have been earned for which issuance of the related shares of Class A common stock is deferred until future periods. Diluted Income (Loss) Per Share of Class A Common Stock reflects the impact of all dilutive securities. Unvested participating shares of Class A common stock are excluded from the computation in periods of loss as they are not contractually obligated to share in losses.
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
Recent Accounting Developments
In June 2016, the FASB issued amended guidance on how to measure credit losses for most financial assets. The guidance was effective for Blackstone on January 1, 2020 and was adopted on a modified retrospective basis. The guidance requires entities to recognize their estimate of lifetime expected credit losses based on reasonable and supportable forecasts, current conditions, and historical experience. Adoption did not have a material impact on Blackstone’s condensed consolidated financial statements.
3.    Intangible Assets
Intangible Assets, Net consists of the following:

	March 31,	December 31,
	2020	2019
Finite-Lived Intangible Assets/Contractual Rights	$1,712,576	$1,712,576
Accumulated Amortization	(1,332,818)	(1,315,068)

Intangible Assets, Net	$379,758	$397,508

Amortization expense associated with Blackstone’s intangible assets was $17.7 million and $17.7 million for the three months ended March 31, 2020 and 2019, respectively.
Amortization of Intangible Assets held at March 31, 2020 is expected to be $71.0 million, $71.0 million, $63.3 million, $34.3 million, and $26.9 million for each of the years ending December 31, 2020, 2021, 2022, 2023, and 2024, respectively. Blackstone’s intangible assets as of March 31, 2020 are expected to amortize over a weighted-average period of 7.8 years.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

4.    Investments
Investments consist of the following:

	March 31,	December 31,
	2020	2019
Investments of Consolidated Blackstone Funds	$7,275,752	$8,380,698
Equity Method Investments
Partnership Investments	3,553,538	4,035,675
Accrued Performance Allocations	3,761,585	7,180,449
Corporate Treasury Investments	1,653,950	2,419,587
Other Investments	185,876	265,273

	$16,430,701	$22,281,682

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $240.6 million and $347.4 million at March 31, 2020 and December 31, 2019, respectively.
Where appropriate, the accounting for Blackstone’s investments incorporates the changes in fair value of those investments as determined under GAAP. The decrease in Partnership Investments and Accrued Performance Allocations for the period ended March 31, 2020 was primarily from the unrealized depreciation in the fair value of underlying fund investments driven by the impact of COVID-19 and energy market dislocation. The significant inputs and assumptions required to determine the change in fair value of the investments of Consolidated Blackstone Funds, Corporate Treasury Investments and Other Investments are discussed in more detail in Note 8. “Fair Value Measurements of Financial Instruments”.
See Note 2. “Summary of Significant Accounting Policies —
COVID-19
and Global Economic and Market Conditions”.
Investments of Consolidated Blackstone Funds
The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2020	2019
Realized Losses	$(73,274)	$(2,912)
Net Change in Unrealized Gains (Losses)	(333,342)	106,003

Realized and Net Change in Unrealized Gains (Losses) from Consolidated Blackstone Funds	(406,616)	103,091
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	79,242	27,234

Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities	$(327,374)	$130,325

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
Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the three months ended

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

March 31, 2020 and 2019, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.
Partnership Investments
Blackstone recognized net gains (losses) related to its Partnership Investments accounted for under the equity method of $(566.5) million and $155.4 million for the three months ended March 31, 2020 and 2019, respectively.
Accrued Performance Allocations
Accrued Performance Allocations to Blackstone were as follows:

	Real	Private	Hedge Fund	Credit &
	Estate	Equity	Solutions	Insurance	Total
Accrued Performance Allocations, December 31, 2019	$3,639,855	$3,063,149	$23,951	$453,494	$7,180,449
Performance Allocations as a Result of Changes in Fund Fair Values	(1,047,711)	(1,635,728)	4,159	(425,440)	(3,104,720)
Foreign Exchange Loss	(13,043)	—	—	—	(13,043)
Fund Distributions	(208,962)	(76,332)	(7,241)	(8,566)	(301,101)

Accrued Performance Allocations, March 31, 2020	$2,370,139	$1,351,089	$20,869	$19,488	$3,761,585

Corporate Treasury Investments
The portion of corporate treasury investments included in Investments represents Blackstone’s investments into primarily fixed income securities, mutual fund interests, and other fund interests. These strategies are managed by a combination of Blackstone personnel and third party advisors. The following table presents the Realized and Net Change in Unrealized Gains (Losses) on these investments:

	Three Months Ended March 31,
	2020	2019
Realized Gains	$2,517	$317
Net Change in Unrealized Gains (Losses)	(258,387)	48,659

	$(255,870)	$48,976

Other Investments
Other Investments consist primarily of proprietary investment securities held by Blackstone. Other Investments include equity investments without readily determinable fair values which have a carrying value of $50.2 million as of March 31, 2020. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in Other Investments:

	Three Months Ended March 31,
	2020	2019
Realized Gains	$6,985	$24,236
Net Change in Unrealized Gains (Losses)	(99,937)	10,722

	$(92,952)	$34,958

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

5.    Net Asset Value as Fair Value
A summary of fair value by strategy type alongside the remaining unfunded commitments and ability to redeem such investments as of March 31, 2020 is presented below:

			Redemption
		Unfunded	Frequency	Redemption
Strategy	Fair Value	Commitments	(if currently eligible)	Notice Period
Diversified Instruments	$210,037	$126	(a)	(a)
Credit Driven	67,165	268	(b)	(b)
Equity	2,678	—	(c)	(c)
Commodities	1,613	—	(d)	(d)

	$281,493	$394

(a)	Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 3% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 97% of investments in this category are redeemable as of the reporting date.

(b)	The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 25% of the fair value of the investments in this category are in liquidation. The remaining 75% of investments in this category are redeemable as of the reporting date.

(c)	The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 100% of the fair value of the investments in this category are in liquidation. As of the reporting date, the investee fund manager had elected to side-pocket 29% of Blackstone’s investments in the category.

(d)	The Commodities category includes investments in commodities-focused funds that primarily invest in futures and physical-based commodity driven strategies. Investments representing 100% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date.

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

	March 31, 2020				December 31, 2019
	Assets		Liabilities		Assets		Liabilities
		Fair		Fair		Fair		Fair
	Notional	Value	Notional	Value	Notional	Value	Notional	Value
Freestanding Derivatives
Blackstone
Interest Rate Contracts	$950,800	$178,579	$454,103	$21,465	$1,256,287	$53,129	$165,852	$4,895
Foreign Currency Contracts	303,960	8,582	17,444	404	344,422	1,231	97,626	802
Credit Default Swaps	7,617	2,084	14,183	3,662	7,617	36	16,697	197
Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	133,303	3,544	4,086	309	106,906	307	40,110	1,167
Interest Rate Contracts	—	—	20,500	2,133	—	—	33,000	1,728
Credit Default Swaps	14,074	2,357	36,385	2,556	5,108	58	47,405	960
Total Return Swaps	—	—	28,142	5,419	4,558	21	27,334	464
Other	—	—	—	—	1	4	1	2

	$1,409,754	$195,146	$574,843	$35,948	$1,724,899	$54,786	$428,025	$10,215

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended March 31,
	2020	2019
Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$(5,301)	$(2,248)
Foreign Currency Contracts	(13,707)	1,672
Credit Default Swaps	(99)	1,110
Total Return Swaps	(749)	(120)
Other	(38)	(8)

	$(19,894)	$406

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	$108,298	$(8,263)
Foreign Currency Contracts	11,845	(1,564)
Credit Default Swaps	(1,389)	3,941
Total Return Swaps	(4,976)	978
Other	36	(50)

	$113,814	$(4,958)

As of March 31, 2020 and December 31, 2019, Blackstone had not designated any derivatives as cash flow hedges.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

7.    Fair Value Option
The following table summarizes the financial instruments for which the fair value option has been elected:

	March 31,	December 31,
	2020	2019
Assets
Loans and Receivables	$218,115	$500,751
Equity and Preferred Securities	126,839	432,472
Debt Securities	420,603	506,924
Assets of Consolidated CLO Vehicles
Corporate Loans	5,967,779	6,801,691
Other	312	770

	$6,733,648	$8,242,608

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes
Loans Payable	$5,742,380	$6,455,016
Due to Affiliates	74,911	57,717
Subordinated Notes
Loans Payable	75,107	24,738
Due to Affiliates	13,624	20,535

	$5,906,022	$6,558,006

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Three Months Ended March 31,
	2020		2019
		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized
	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Assets
Loans and Receivables	$(3,521)	$(13,369)	$(1,084)	$(760)
Equity and Preferred Securities	—	(84,241)	1	22,365
Debt Securities	(11,616)	(70,117)	(35)	14,932
Assets of Consolidated CLO Vehicles
Corporate Loans	(43,901)	(764,909)	(3,851)	179,802
Other	—	(325)	—	—

	$(59,038)	$(932,961)	$(4,969)	$216,339

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$—	$694,504	$—	$(51,560)
Subordinated Notes	—	(43,458)	—	(66,144)
Other	—	—	—	—

	$—	$651,046	$—	$(117,704)

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table presents information for those financial instruments for which the fair value option was elected:

	March 31, 2020			December 31, 2019
		For Financial Assets			For Financial Assets
		Past Due (a)			Past Due (a)
	(Deficiency)		(Deficiency)	(Deficiency)		Excess
	of Fair Value	Fair	of Fair Value	of Fair Value	Fair	of Fair Value
	Over Principal	Value	Over Principal	Over Principal	Value	Over Principal
Loans and Receivables	$(15,727)	$—	$—	$(3,875)	$—	$—
Debt Securities	(82,473)	—	—	(14,667)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	(1,009,955)	5,841	(4,984)	(234,430)	—	—
Other	(325)	—	—	133	—	—

	$(1,108,480)	$5,841	$(4,984)	$(252,839)	$—	$—

(a)	Corporate Loans within CLO assets are classified as past due if contractual payments are more than one day past due.
As of March 31, 2020 and December 31, 2019, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual
status. As of March 31, 2020 and December 31, 2019, no Corporate Bonds included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual
status.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

8.	Fair Value Measurements of Financial Instruments
See Note 2. “Summary of Significant Accounting Policies —
COVID-19
and Global Economic and Market Conditions”.
The following tables summarize the valuation of Blackstone’s financial assets and liabilities by the fair value hierarchy:

	March 31, 2020
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents - Money Market Funds and Short-Term Investments	$137,153	$—	$—	$—	$137,153

Investments
Investments of Consolidated Blackstone Funds (a)
Investment Funds	—	—	—	19,841	19,841
Equity Securities	32,648	29,093	231,054	—	292,795
Partnership and LLC Interests	—	9,413	382,224	—	391,637
Debt Instruments	138	539,555	57,794	—	597,487
Freestanding Derivatives
Foreign Currency Contracts	—	3,544	—	—	3,544
Credit Default Swaps	—	2,357	—	—	2,357
Assets of Consolidated CLO Vehicles
Corporate Loans	—	5,625,150	342,629	—	5,967,779
Other	—	(85)	397	—	312

Total Investments of Consolidated Blackstone Funds	32,786	6,209,027	1,014,098	19,841	7,275,752

Corporate Treasury Investments
Equity Securities	291,840	—	—	—	291,840
Debt Instruments	7	1,086,358	18,588	—	1,104,953
Other	—	—	2,285	254,872	257,157

Total Corporate Treasury Investments	291,847	1,086,358	20,873	254,872	1,653,950

Other Investments	101,816	—	27,036	6,780	135,632

Total Investments	426,449	7,295,385	1,062,007	281,493	9,065,334

Accounts Receivable - Loans and Receivables	—	—	218,115	—	218,115

Other Assets
Freestanding Derivatives
Interest Rate Contracts	1,031	177,548	—	—	178,579
Foreign Currency Contracts	—	8,582	—	—	8,582
Credit Default Swaps	—	2,084	—	—	2,084

Total Other Assets	1,031	188,214	—	—	189,245

	$564,633	$7,483,599	$1,280,122	$281,493	$9,609,847

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	March 31, 2020
	Level I	Level II	Level III	Total
Liabilities
Loans Payable - Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	$—	$5,742,380	$—	$5,742,380
Subordinated Notes (b)	—	75,107	—	75,107

Total Loans Payable	—	5,817,487	—	5,817,487

Due to Affiliates - Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes (b)	—	74,911	—	74,911
Subordinated Notes (b)	—	13,624	—	13,624

Total Due to Affiliates	—	88,535	—	88,535

Securities Sold, Not Yet Purchased	9,412	42,086	—	51,498

Accounts Payable, Accrued Expenses and Other Liabilities
Liabilities of Consolidated Blackstone Funds - Freestanding Derivatives (a)
Foreign Currency Contracts	—	309	—	309
Credit Default Swaps	—	2,556	—	2,556
Total Return Swaps	—	5,419	—	5,419
Interest Rate Swaps	—	2,133	—	2,133

Total Liabilities of Consolidated Blackstone Funds	—	10,417	—	10,417

Freestanding Derivatives
Interest Rate Contracts	1,385	20,080	—	21,465
Foreign Currency Contracts	—	404	—	404
Credit Default Swaps	—	3,662	—	3,662

Total Freestanding Derivatives	1,385	24,146	—	25,531

Total Accounts Payable, Accrued Expenses and Other Liabilities	1,385	34,563	—	35,948

	$10,797	$5,982,671	$—	$5,993,468

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31, 2019
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents - Money Market Funds and Short-Term Investments	$456,784	$—	$—	$—	$456,784

Investments
Investments of Consolidated Blackstone Funds (a)
Investment Funds	—	—	—	23,647	23,647
Equity Securities	31,812	40,495	255,900	—	328,207
Partnership and LLC Interests	—	13,116	418,250	—	431,366
Debt Instruments	—	715,246	79,381	—	794,627
Freestanding Derivatives
Foreign Currency Contracts	—	307	—	—	307
Credit Default Swaps	—	58	—	—	58
Total Return Swaps	—	21	—	—	21
Other	—	4	—	—	4
Assets of Consolidated CLO Vehicles
Corporate Loans	—	6,505,720	295,971	—	6,801,691
Other	—	—	770	—	770

Total Investments of Consolidated Blackstone Funds	31,812	7,274,967	1,050,272	23,647	8,380,698

Corporate Treasury Investments
Equity Securities	429,527	—	—	—	429,527
Debt Instruments	297,111	1,385,582	26,345	—	1,709,038
Other	—	—	2,944	278,078	281,022

Total Corporate Treasury Investments	726,638	1,385,582	29,289	278,078	2,419,587

Other Investments	200,478	—	—	7,126	207,604

Total Investments	958,928	8,660,549	1,079,561	308,851	11,007,889

Accounts Receivable - Loans and Receivables	—	—	500,751	—	500,751

Other Assets
Freestanding Derivatives
Interest Rate Contracts	502	52,627	—	—	53,129
Foreign Currency Contracts	—	1,231	—	—	1,231
Credit Default Swaps	—	36	—	—	36

Total Other Assets	502	53,894	—	—	54,396

	$1,416,214	$8,714,443	$1,580,312	$308,851	$12,019,820

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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of March 31, 2020:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities	$171,916	Discounted Cash Flows	Discount Rate	6.0% - 42.1%	14.2%
			Revenue CAGR	-49.2% - 64.7%	10.2%
			Book Value Multiple	0.8x - 4.7x	2.1x
			EBITDA Multiple	1.1x - 20.6x	11.4x
			Exit Capitalization Rate	5.0% - 11.4%	7.7%
			Exit Multiple - EBITDA	1.7x - 18.0x	10.7x
			Exit Multiple - NOI	14.3x - 19.6x	15.6x
			Exit Multiple - P/E	7.5 x - 21.0x	10.5x
			Exit Yield	8.9%	N/A
	3,201	Market Comparable Companies	Book Value Multiple	1.1x	N/A
			EBITDA Multiple	2.2x - 10.2x	8.6x
	22,760	Other	N/A	N/A	N/A
	32,153	Transaction Price	N/A	N/A	N/A
	1,024	Third Party Pricing	N/A	N/A	N/A
Partnership and LLC Interests	355,049	Discounted Cash Flows	Discount Rate	0.9% - 30.5%	9.1%
			Revenue CAGR	-2.8% - 45.8%	15.6%
			Book Value Multiple	0.6x - 1.1x	0.8x
			EBITDA Multiple	3.4x - 13.7x	8.7x
			Exit Capitalization Rate	0.6% - 15.5%	5.4%
			Exit Multiple - EBITDA	3.5x - 35.9x	12.5x
			Exit Multiple - NOI	15.6x	N/A
	2,639	Market Comparable Companies	Book Value Multiple	1.0x	N/A
			Dollar/Acre Multiple	$7.0	N/A
	3,428	Other	N/A	N/A	N/A
	21,108	Transaction Price	N/A	N/A	N/A
Debt Instruments	5,145	Discounted Cash Flows	Discount Rate	7.6% - 19.3%	9.8%
			Exit Capitalization Rate	3.8%	N/A
	51,096	Third Party Pricing	N/A	N/A	N/A
	600	Other	N/A	N/A	N/A
	953	Transaction Price	N/A	N/A	N/A
Assets of Consolidated CLO Vehicles	343,026	Third Party Pricing	N/A	N/A	N/A

Total Investments of Consolidated Blackstone Funds	1,014,098

continued...

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)
Corporate Treasury Investments	$8,096	Discounted Cash Flows	Discount Rate	6.3% - 15.7%	12.6%
			Default Rate	2.0%	N/A
			Pre-payment Rate	20.0%	N/A
			Recovery Lag	12 Months	N/A
			Recovery Rate	10.0% - 70.0%	67.7%
			Reinvestment Rate	LIBOR + 400 bps	N/A
	2,285	Market Comparable Companies	EBITDA Multiple	7.6x - 9.0x	7.7x
	10,492	Third Party Pricing	N/A	N/A	N/A
Loans and Receivables	174,589	Discounted Cash Flows	Discount Rate	7.8% - 10.7%	8.8%
	43,526	Third Party Pricing	N/A	N/A	N/A
Other Investments	27,036	Transaction Price	N/A	N/A	N/A

	$1,280,122

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
Since December 31, 2019, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.

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

	Level III Financial Assets at Fair Value
	Three Months Ended March 31,
	2020				2019
	Investments				Investments
	of	Loans	Other		of	Loans	Other
	Consolidated	and	Investments		Consolidated	and	Investments
	Funds	Receivables	(a)	Total	Funds	Receivables	(a)	Total
Balance, Beginning of Period	$1,050,272	$500,751	$29,289	$1,580,312	$1,364,016	$304,173	$56,185	$1,724,374
Transfer In to Level III (b)	188,123	—	26,719	214,842	151,085	—	12,806	163,891
Transfer Out of Level III (b)	(152,339)	—	(12,144)	(164,483)	(307,800)	—	(13,850)	(321,650)
Purchases	96,651	163,739	1,212	261,602	76,995	72,291	7,569	156,855
Sales	(67,228)	(431,192)	(5,039)	(503,459)	(62,933)	(165,668)	(871)	(229,472)
Settlements	—	(2,013)	—	(2,013)	—	(7,151)	—	(7,151)
Changes in Gains Included in Earnings	(101,381)	(13,170)	7,872	(106,679)	22,437	4,581	(2,706)	24,312

Balance, End of Period	$1,014,098	$218,115	$47,909	$1,280,122	$1,243,800	$208,226	$59,133	$1,511,159

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$(87,972)	$(19,902)	$7,900	$(99,974)	$27,922	$—	$(2,132)	$25,790

(a)	Represents corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
There were no Level III financial liabilities as of and for the three months ended March 31, 2020 and 2019.
9.	Variable Interest Entities
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
non-consolidated
VIEs were as follows:

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	March 31,	December 31,
	2020	2019
Investments	$859,494	$1,216,932
Due from Affiliates	202,476	143,949
Potential Clawback Obligation	35,602	109,240

Maximum Exposure to Loss	$1,097,572	$1,470,121

Amounts Due to Non-Consolidated VIEs	$191	$231

10.	Repurchase Agreements
At March 31, 2020 and December 31, 2019, Blackstone pledged securities with a carrying value of $132.8 million and $196.1 million, respectively, and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.
The following tables provide information regarding Blackstone’s Repurchase Agreements obligation by type of collateral pledged:

	March 31, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to	30 - 90	than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$21,027	$72,232	$11,874	$105,133

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$105,133

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

	December 31, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to	30 - 90	than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$42,459	$88,868	$22,791	$154,118

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$154,118

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

11.	Offsetting of Assets and Liabilities
The following tables present the offsetting of assets and liabilities as of March 31, 2020 and December 31, 2019:

March 31, 2020
Gross and Net
	Amounts of	Gross Amounts Not Offset
	Assets Presented	in the Statement of
	in the Statement	Financial Condition
	of Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Received	Net Amount
Assets
Freestanding Derivatives	$193,649	$15,916	$115,589	$62,144

	March 31, 2020
	Gross and Net
	Amounts of
	Liabilities	Gross Amounts Not Offset
	Presented in the	in the Statement of
	Statement of	Financial Condition
	Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Pledged	Net Amount
Liabilities
Freestanding Derivatives	$35,948	$15,916	$18,530	$1,502
Repurchase Agreements	105,133	105,133	—	—

	$141,081	$121,049	$18,530	$1,502

December 31, 2019
Gross and Net
	Amounts of	Gross Amounts Not Offset
	Assets Presented	in the Statement of
	in the Statement	Financial Condition
	of Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Received	Net Amount
Assets
Freestanding Derivatives	$54,479	$380	$—	$54,099

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
Repurchase Agreements are presented separately on the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets
:

	March 31,	December 31,
	2020	2019
Furniture, Equipment and Leasehold Improvements, Net	$159,499	$154,482
Prepaid Expenses	176,998	159,333
Freestanding Derivatives	189,245	54,396
Other	16,154	14,282

	$541,896	$382,493

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition and are not a significant component thereof.
Notional Pooling Arrangement
Blackstone has a notional cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of March 31, 2020, the aggregate cash balance on deposit relating to the cash pooling arrangement was $875.5 million, which was offset with an accompanying overdraft of $875.5 million.
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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	March 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
Senior Notes	Value	Value (a)	Value	Value (a)
4.750%, Due 2/15/2023	$396,526	$432,080	$396,247	$429,280
2.000%, Due 5/19/2025	327,085	334,339	332,393	365,521
1.000%, Due 10/5/2026	653,809	627,376	664,229	691,012
3.150%, Due 10/2/2027	297,130	306,210	297,046	309,540
1.500%, Due 4/10/2029	656,694	633,665	667,425	708,841
2.500%, Due 1/10/2030	490,054	469,450	489,841	493,500
6.250%, Due 8/15/2042	238,494	312,875	238,437	338,200
5.000%, Due 6/15/2044	489,025	539,550	488,968	606,700
4.450%, Due 7/15/2045	344,188	353,605	344,157	396,235
4.000%, Due 10/2/2047	290,390	282,690	290,344	321,780
3.500%, Due 9/10/2049	391,806	354,040	391,769	399,961

	$4,575,201	$4,645,880	$4,600,856	$5,060,570

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.

Included within Loans Payable and Due to Affiliates within the Condensed Consolidated Statements of Financial Condition are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. Borrowings through the consolidated CLO vehicles consisted of the following:

	March 31, 2020			December 31, 2019
			Weighted-			Weighted-
			Average			Average
		Effective	Remaining		Effective	Remaining
	Borrowing	Interest	Maturity in	Borrowing	Interest	Maturity in
	Outstanding	Rate	Years	Outstanding	Rate	Years
Senior Secured Notes	$6,526,863	3.39%	3.2	$6,527,800	3.55%	3.5
Subordinated Notes	325,735	(a)	N/A	331,735	(a)	N/A

	$6,852,598			$6,859,535

(a)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

Senior Secured Notes and Subordinated Notes comprise the following amounts:

	March 31, 2020			December 31, 2019
		Amounts Due to Non-			Amounts Due to Non-
		Consolidated Affiliates			Consolidated Affiliates
		Borrowing			Borrowing
	Fair Value	Outstanding	Fair Value	Fair Value	Outstanding	Fair Value
Senior Secured Notes	$5,817,291	$75,250	$74,911	$6,512,733	$57,750	$57,717
Subordinated Notes	88,731	44,734	13,624	45,273	44,734	20,535

	$5,906,022	$119,984	$88,535	$6,558,006	$102,484	$78,252

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities. As of March 31, 2020 and December 31, 2019, the fair value of the consolidated CLO assets was $6.4 billion and $7.2 billion, respectively.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Scheduled principal payments for borrowings as of March 31, 2020 were as follows:

		Blackstone Fund
	Operating	Facilities/CLO	Total
	Borrowings	Vehicles	Borrowings
2020	$—	$215	$215
2021	—	—	—
2022	—	—	—
2023	400,000	—	400,000
2024	—	—	—
Thereafter	4,254,650	6,852,598	11,107,248

	$4,654,650	$6,852,813	$11,507,463

13.	Income Taxes

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
Blackstone’s effective tax rate was 5.7% and 3.7% for the three months ended March 31, 2020 and 2019, respectively. Blackstone’s income tax provision
(benefit)

was $(158.7) million and $41.2 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, the effective tax rate differs from the statutory rate primarily because: (a) a portion of the reported net income (loss) before taxes is attributable to non-controlling interest holders and (b) the net change to the valuation allowance related to the step-up in the tax basis of investment tax assets. For the three months ended March 31, 2019, the effective tax rate differs from the statutory rate primarily because a portion of the reported net income (loss) before taxes is passed through to common shareholders and non-controlling interest holders.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

14.	Earnings Per Share and Stockholder’s Equity

Earnings Per Share
Basic and diluted net income per share of Class A common stock for the three months ended March 31, 2020 and March 31, 2019 was calculated as follows:

	Three Months Ended March 31,
	2020	2019
Net Income (Loss) for Per Share of Class A Common Stock Calculations
Net Income (Loss) Attributable to The Blackstone Group Inc., Basic	$(1,066,492)	$481,304
Incremental Net Income from Assumed Exchange of Blackstone Holdings Partnership Units	—	369,889

Net Income (Loss) Attributable to The Blackstone Group Inc., Diluted	$(1,066,492)	$851,193

Share/Units Outstanding
Weighted-Average Shares of Class A Common Stock Outstanding, Basic	676,305,359	674,507,698
Weighted-Average Shares of Unvested Deferred Restricted Class A Common Stock	—	207,752
Weighted-Average Blackstone Holdings Partnership Units	—	525,764,790

Weighted-Average Shares of Class A Common Stock Outstanding, Diluted	676,305,359	1,200,480,240

Net Income Per Share of Class A Common Stock
Basic	$(1.58)	$0.71

Diluted	$(1.58)	$0.71

Dividends Declared Per Share of Class A Common Stock (a)	$0.61	$0.58

(a)	Dividends declared reflects the calendar date of the declaration for each dividend.

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
Unvested participating Blackstone Holdings Partnership Units and unvested participating shares of Class A common stock are excluded from basic and diluted net loss per share of Class A common stock for the three months ended March 31, 2020 as those unvested participating units and shares are not contractually obligated to share in losses.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the anti-dilutive securities for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Weighted-Average Shares of Unvested Deferred Restricted Class A Common Stock	10,465,568	—
Weighted-Average Blackstone Holdings Partnership Units	511,220,151	—

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
In connection with the Conversion on July 1, 2019, the Company authorized 9 billion shares of preferred stock with a par value of $0.00001. There were no shares of preferred stock issued and outstanding as of March 31, 2020.
Share Repurchase Program
On July
16
,
2019
, Blackstone’s board of directors authorized the repurchase of up to $
1.0
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
During the three months ended March 31, 2020, Blackstone repurchased 5.0 million shares of Blackstone Class A common stock at a total cost of $253.5 million. During the three months ended March 31, 2019, Blackstone repurchased 1.5 million shares of Blackstone Class A common stock at a total cost of $52.1 million. As of March 31, 2020, the amount remaining available for repurchases under this program was $527.7 million.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Shares Eligible for Dividends and Distributions
As of March 31, 2020,
the total shares of class A common stock and Blackstone Holdings Partnership Units entitled to participate in dividends and distributions were as follows:

Shares/Units
Class A Common Stock Outstanding	676,630,489
Unvested Participating Common Stock	11,239,416

Total Participating Common Stock	687,869,905
Participating Blackstone Holdings Partnership Units	507,101,000

1,194,970,905

15.	Equity-Based Compensation

Blackstone has granted equity-based compensation awards to Blackstone’s senior managing directors, non-partner
professionals,
non-professionals
and selected external advisers under Blackstone’s Amended and Restated 2007 Equity Incentive Plan (the “Equity Plan”). The Equity Plan allows for the granting of options, share appreciation rights or other share-based awards (shares, restricted shares, restricted shares of Class A common stock, deferred restricted shares of Class A common stock, phantom restricted shares of Class A common stock or other share-based awards based in whole or in part on the fair market value of shares of Blackstone Class A common stock or Blackstone Holdings Partnership Units) which may contain certain service or performance requirements. As of January 1, 2020, Blackstone had the ability to grant 171,085,619 shares under the Equity Plan.
For the three months ended March 31, 2020 and March 31, 2019, Blackstone recorded compensation expense of $118.8 million and $121.2 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $13.7 million and $18.6 million, respectively.
As of March 31, 2020, there was $1.2 billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 3.7 years.
Total vested and unvested outstanding shares, including Blackstone Class A common stock, Blackstone Holdings Partnership Units and deferred restricted shares of Class A common stock, were 1,195,225,902 as of March 31, 2020. Total outstanding unvested phantom shares were 60,686 as of March 31, 2020.
A summary of the status of Blackstone’s unvested equity-based awards as of March 31, 2020 and of changes during the period January 1, 2020 through March 31, 2020 is presented below:

	Blackstone Holdings		The Blackstone Group Inc.
			Equity Settled Awards		Cash Settled Awards
		Weighted-	Deferred	Weighted-		Weighted-
		Average	Restricted Shares	Average		Average
	Partnership	Grant Date	of Class A	Grant Date	Phantom	Grant Date
Unvested Shares/Units	Units	Fair Value	Common Stock	Fair Value	Shares	Fair Value
Balance, December 31, 2019	32,159,218	$36.25	8,969,736	$35.26	51,341	$52.85
Granted	—	—	3,952,232	54.99	4,745	56.03
Vested	(3,603,046)	40.86	(1,788,344)	33.67	(485)	56.03
Forfeited	(97,316)	35.65	(191,743)	36.43	—	—

Balance, March 31, 2020	28,458,856	$36.41	10,941,881	$41.93	55,601	$55.98

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Shares/Units Expected to Vest
The following unvested shares and units, after expected forfeitures, as of March 31, 2020, are expected to vest:

		Weighted-
		Average
		Service Period
	Shares/Units	in Years
Blackstone Holdings Partnership Units	23,087,346	3.2
Deferred Restricted Shares of Class A Common Stock	9,198,282	2.7

Total Equity-Based Awards	32,285,628	3.1

Phantom Shares	44,707	2.8

16.	Related Party Transactions

Affiliate Receivables and Payables
Due from Affiliates and Due to Affiliates consisted of the following:

	March 31,	December 31,
	2020	2019
Due from Affiliates
Management Fees, Performance Revenues, Reimbursable Expenses and Other Receivables from Non-Consolidated Entities and Portfolio Companies	$2,084,067	$1,999,568
Due from Certain Non-Controlling Interest Holders and Blackstone Employees	557,577	573,679
Accrual for Potential Clawback of Previously Distributed Performance Allocations	64,468	21,626

	$2,706,112	$2,594,873

	March 31,	December 31,
	2020	2019
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$713,578	$672,981
Due to Non-Consolidated Entities	108,569	100,286
Due to Note-Holders of Consolidated CLO Vehicles	88,535	78,252
Due to Certain Non-Controlling Interest Holders and Blackstone Employees	41,407	48,433
Accrual for Potential Repayment of Previously Received Performance Allocations	295,009	126,919

	$1,247,098	$1,026,871

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties
The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of March 31, 2020 and December 31, 2019, such investments aggregated $799.7 million and $969.3 million, respectively. Their share of the Net Income Attributable to Redeemable
Non-Controlling
and
Non-Controlling
Interests in Consolidated Entities aggregated $(178.4) million and $31.0 million for the three months ended March 31, 2020 and 2019, respectively.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Loans to Affiliates
Loans to affiliates consist of interest bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $3.0 million and $2.4 million for the three months ended March 31, 2020 and 2019, respectively.
Contingent Repayment Guarantee
Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling
interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of March 31, 2020. See Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.
Aircraft and Other Services
In the normal course of business, Blackstone makes use of aircraft owned by Stephen A. Schwarzman; aircraft owned by Jonathan D. Gray; and aircraft owned jointly by Joseph P. Baratta and two other individuals (each such aircraft, “Personal Aircraft”). Each of Messrs. Schwarzman, Gray and Baratta paid for his respective ownership interest in his Personal Aircraft himself and bears his respective share of all operating, personnel and maintenance costs associated with the operation of such Personal Aircraft. The payments Blackstone makes for the use of the Personal Aircraft is based on current market rates.
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
Tax Receivable Agreements
Blackstone used a portion of the proceeds from the IPO and other sales of shares to purchase interests in the predecessor businesses from the predecessor owners. In addition, holders of Blackstone Holdings Partnership Units may exchange their Blackstone Holdings Partnership Units for shares of Blackstone Class A common stock on a one-for-one
basis. The purchase and subsequent exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Blackstone Holdings and therefore reduce the amount of tax that Blackstone would otherwise be required to pay in the future.
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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $713.6 million over the next 15 years. The after-tax
net present value of these estimated payments totals $190.7 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO
owners and the others mentioned above.
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
1
7.    Commitments and Contingencies
Commitments
Investment Commitments
Blackstone had $3.4 billion of investment commitments as of March 31, 2020 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments, including loan commitments. The consolidated Blackstone Funds had signed investment commitments of $148.8 million as of March 31, 2020 which includes $56.3 million of signed investment commitments for portfolio company acquisitions in the process of closing.
Contingencies
Guarantees
Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going
business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to Blackstone to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, Blackstone’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $38.7 million as of March 31, 2020.
The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to The Blackstone Group International Partners LLP. The amount guaranteed as of March 31, 2020 was $199.7 million.

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
Contingent Obligations (Clawback)
Performance Allocations are subject to clawback to the extent that the Performance Allocations received to date with respect to a fund exceeds the amount due to Blackstone based on cumulative results of that fund. The actual clawback liability, however, generally does not become realized until the end of a fund’s life except for certain Blackstone real estate funds, multi-asset class investment funds and credit-focused funds, which may have an interim clawback liability. The lives of the carry funds, including available contemplated extensions, for which a liability for potential clawback obligations has been recorded for financial reporting purposes, are currently anticipated to expire at various points through 2029. Further extensions of such terms may be implemented under given circumstances.
For financial reporting purposes, when applicable, the general partners record a liability for potential clawback obligations to the limited partners of some of the carry funds due to changes in the unrealized value of a fund’s remaining investments and where the fund’s general partner has previously received Performance Allocation distributions with respect to such fund’s realized investments.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table presents the clawback obligations by segment:

	March 31, 2020			December 31, 2019
		Current and			Current and
	Blackstone	Former		Blackstone	Former
Segment	Holdings	Personnel (a)	Total	Holdings	Personnel (a)	Total
Real Estate	$26,291	$11,993	$38,284	$16,151	$10,597	$26,748
Private Equity	187,799	34,301	222,100	82,276	2,860	85,136
Credit & Insurance	16,451	18,174	34,625	6,866	8,169	15,035

	$230,541	$64,468	$295,009	$105,293	$21,626	$126,919

(a)	The split of clawback between Blackstone Holdings and Current and Former Personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.

The increase in contingent obligations related to clawback for the period ended March 31, 2020 was driven by unrealized depreciation in the fair value of certain underlying fund investments driven by the impact of
COVID-19
and energy market dislocation. See Note 2. “Summary of Significant Accounting Policies —
COVID-19
and Global Economic and Market Conditions”.
For Private Equity, Real Estate, and certain Credit & Insurance Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of Blackstone, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At March 31, 2020, $749.5 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.
In the Credit & Insurance segment, payment of Performance Allocations to Blackstone by the majority of the stressed/distressed, mezzanine and credit alpha strategies funds are substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.
If, at March 31, 2020, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $3.8 billion, on an after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $3.5 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.
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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

•
Private Equity – Blackstone’s Private Equity segment includes its management of flagship corporate private equity funds, sector and geographically-focused corporate private equity funds, including energy and Asia-focused funds, core private equity funds, an opportunistic investment platform, a secondary fund of funds business, infrastructure-focused funds, a life sciences private investment platform, a multi-asset investment program for eligible high net worth investors and a capital markets services business.

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

•
Credit & Insurance – Blackstone’s Credit & Insurance segment consists principally of GSO Capital Partners LP, which is organized into three overarching strategies: performing credit strategies (which include mezzanine lending funds, middle market direct lending funds, including our business development company, our structured products group and other performing credit strategy funds), distressed strategies (which include credit alpha strategies, stressed/distressed funds and energy strategies) and long only strategies (which consist of CLOs, closed-ended funds, open-ended funds and separately managed accounts). In addition, the segment includes a publicly traded master limited partnership investment platform, Harvest, and our insurer-focused platform, Blackstone Insurance Solutions.

These business segments are differentiated by their various investment strategies. The Real Estate, Private Equity, Hedge Fund Solutions and Credit & Insurance segments primarily earn their income from management fees and investment returns on assets under management.
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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Segment Presentation
The following tables present the financial data for Blackstone’s four segments as of March 31, 2020 and for the three months ended March 31, 2020 and 2019.

	March 31, 2020 and the Three Months Then Ended
	Real	Private	Hedge Fund	Credit &	Total
	Estate	Equity	Solutions	Insurance	Segments
Management and Advisory Fees, Net
Base Management Fees	$371,438	$253,974	$139,656	$145,328	$910,396
Transaction, Advisory and Other Fees, Net	23,024	21,413	758	5,470	50,665
Management Fee Offsets	(8,341)	(9,215)	(42)	(2,896)	(20,494)

Total Management and Advisory Fees, Net	386,121	266,172	140,372	147,902	940,567
Fee Related Performance Revenues	4,551	—	—	7,915	12,466
Fee Related Compensation	(120,296)	(110,368)	(46,191)	(69,409)	(346,264)
Other Operating Expenses	(40,476)	(41,001)	(18,667)	(38,741)	(138,885)

Fee Related Earnings	229,900	114,803	75,514	47,667	467,884

Realized Performance Revenues	43,720	112,076	1,767	9,670	167,233
Realized Performance Compensation	(13,392)	(54,643)	(945)	(2,322)	(71,302)
Realized Principal Investment Income (Loss)	7,300	10,347	(609)	3,252	20,290

Total Net Realizations	37,628	67,780	213	10,600	116,221

Total Segment Distributable Earnings	$267,528	$182,583	$75,727	$58,267	$584,105

Segment Assets	$7,127,697	$7,081,277	$2,144,237	$3,142,162	$19,495,373

	Three Months Ended March 31, 2019
	Real	Private	Hedge Fund	Credit &	Total
	Estate	Equity	Solutions	Insurance	Segments
Management and Advisory Fees, Net
Base Management Fees	$260,245	$219,417	$137,328	$140,528	$757,518
Transaction, Advisory and Other Fees, Net	23,911	37,291	318	3,630	65,150
Management Fee Offsets	(280)	(4,985)	—	(3,341)	(8,606)

Total Management and Advisory Fees, Net	283,876	251,723	137,646	140,817	814,062
Fee Related Performance Revenues	6,676	—	—	1,103	7,779
Fee Related Compensation	(114,816)	(107,587)	(42,954)	(58,674)	(324,031)
Other Operating Expenses	(38,986)	(34,201)	(17,885)	(32,239)	(123,311)

Fee Related Earnings	136,750	109,935	76,807	51,007	374,499

Realized Performance Revenues	77,182	156,599	4,091	8,897	246,769
Realized Performance Compensation	(29,900)	(50,556)	(1,413)	(3,371)	(85,240)
Realized Principal Investment Income (Loss)	(2,131)	25,139	(283)	3,183	25,908

Total Net Realizations	45,151	131,182	2,395	8,709	187,437

Total Segment Distributable Earnings	$181,901	$241,117	$79,202	$59,716	$561,936

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Reconciliations of Total Segment Amounts
The following tables reconcile the Total Segment Revenues, Expenses and Distributable Earnings to their equivalent GAAP measure for the three months ended March 31, 2020 and 2019 along with Total Assets as of March 31, 2020:

	Three Months Ended
	March 31,
	2020	2019
Revenues
Total GAAP Revenues	$(3,075,964)	$2,024,871
Less: Unrealized Performance Revenues (a)	3,453,446	(664,333)
Less: Unrealized Principal Investment (Income) Loss (b)	616,610	(139,925)
Less: Interest and Dividend Revenue (c)	(37,599)	(46,699)
Less: Other Revenue (d)	(138,151)	(13,189)
Impact of Consolidation (e)	321,118	(69,849)
Amortization of Intangibles (f)	387	387
Transaction-Related Charges (g)	(830)	1,468
Intersegment Eliminations	1,539	1,787

Total Segment Revenue (h)	$1,140,556	$1,094,518

	Three Months Ended
	March 31,
	2020	2019
Expenses
Total GAAP Expenses	$(638,075)	$1,041,164
Less: Unrealized Performance Allocations Compensation (i)	1,397,378	(287,015)
Less: Equity-Based Compensation (j)	(87,472)	(66,776)
Less: Interest Expense (k)	(41,540)	(41,638)
Impact of Consolidation (e)	(11,459)	(10,861)
Amortization of Intangibles (f)	(16,096)	(16,096)
Transaction-Related Charges (g)	(47,824)	(87,983)
Intersegment Eliminations	1,539	1,787

Total Segment Expenses (l)	$556,451	$532,582

	Three Months Ended
	March 31,
	2020	2019
Other Income
Total GAAP Other Income	$(327,969)	$130,325
Impact of Consolidation (e)	327,969	(130,325)

Total Segment Other Income	$—	$—

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended
	March 31,
	2020	2019
Income (Loss) Before Provision (Benefit) for Taxes
Total GAAP Income (Loss) Before Provision (Benefit) for Taxes	$(2,765,858)	$1,114,032
Less: Unrealized Performance Revenues (a)	3,453,446	(664,333)
Less: Unrealized Principal Investment (Income) Loss (b)	616,610	(139,925)
Less: Interest and Dividend Revenue (c)	(37,599)	(46,699)
Less: Other Revenue (d)	(138,151)	(13,189)
Plus: Unrealized Performance Allocations Compensation (i)	(1,397,378)	287,015
Plus: Equity-Based Compensation (j)	87,472	66,776
Plus: Interest Expense (k)	41,540	41,638
Impact of Consolidation (e)	660,546	(189,313)
Amortization of Intangibles (f)	16,483	16,483
Transaction-Related Charges (g)	46,994	89,451

Total Segment Distributable Earnings	$584,105	$561,936

As of
March 31,
2020
Total Assets
Total GAAP Assets	$26,946,494
Impact of Consolidation (e)	(7,451,121)

Total Segment Assets	$19,495,373

Segment basis presents revenues and expenses on a basis that deconsolidates the investment funds Blackstone manages and excludes the amortization of intangibles and Transaction-Related Charges.
(a)	This adjustment removes Unrealized Performance Revenues on a segment basis.

(b)	This adjustment removes Unrealized Principal Investment Income (Loss) on a segment basis.

(c)	This adjustment removes Interest and Dividend Revenue on a segment basis.

(d)	This adjustment removes Other Revenue on a segment basis. For the three months ended March 31, 2020 and 2019, Other Revenue on a GAAP basis was $138.2 million and $10.3 million, and included $136.9 million and $12.6 million of foreign exchange gains (losses), respectively.

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
non-controlling
interests.

(f)	This adjustment removes the amortization of transaction-related intangibles, which are excluded from Blackstone’s segment presentation. This amount includes amortization of intangibles associated with Blackstone’s investment in Pátria, which is accounted for under the equity method.

(g)	This adjustment removes Transaction-Related Charges, which are excluded from Blackstone’s segment presentation. Transaction-Related Charges arise from corporate actions including acquisitions, divestitures, and Blackstone’s initial public offering. They consist primarily of equity-based compensation charges, gains and losses on contingent consideration arrangements, changes in the balance of the Tax Receivable Agreement resulting from a change in tax law or similar event, transaction costs and any gains or losses associated with these corporate actions.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

(h)	Total Segment Revenues is comprised of the following:

	Three Months Ended
	March 31,
	2020	2019
Total Segment Management and Advisory Fees, Net	$940,567	$814,062
Total Segment Fee Related Performance Revenues	12,466	7,779
Total Segment Realized Performance Revenues	167,233	246,769
Total Segment Realized Principal Investment Income	20,290	25,908

Total Segment Revenues	$1,140,556	$1,094,518

(i)	This adjustment removes Unrealized Performance Allocations Compensation.

(j)	This adjustment removes Equity-Based Compensation on a segment basis.

(k)	This adjustment removes Interest Expense, excluding interest expense related to the Tax Receivable Agreement.

(l)	Total Segment Expenses is comprised of the following:

	Three Months Ended
	March 31,
	2020	2019
Total Segment Fee Related Compensation	$346,264	$324,031
Total Segment Realized Performance Compensation	71,302	85,240
Total Segment Other Operating Expenses	138,885	123,311

Total Segment Expenses	$556,451	$532,582

Reconciliations of Total Segment Components
The following tables reconcile the components of Total Segments to their equivalent GAAP measures, reported on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Management and Advisory Fees, Net
GAAP	$934,832	$809,726
Segment Adjustment (a)	5,735	4,336

Total Segment	$940,567	$814,062

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended
	March 31,
	2020	2019
GAAP Realized Performance Revenues to Total Segment Fee Related Performance Revenues
GAAP
Incentive Fees	$12,161	$12,132
Investment Income - Realized Performance Allocations	167,530	242,375

GAAP	179,691	254,507
Total Segment
Less: Realized Performance Revenues	(167,233)	(246,769)
Segment Adjustment (b)	8	41

Total Segment	$12,466	$7,779

	Three Months Ended
	March 31,
	2020	2019
GAAP Compensation to Total Segment Fee Related Compensation
GAAP
Compensation	$476,543	$471,397
Incentive Fee Compensation	6,522	5,406
Realized Performance Allocations Compensation	72,423	86,395

GAAP	555,488	563,198
Total Segment
Less: Realized Performance Compensation	(71,302)	(85,240)
Less: Equity-Based Compensation - Operating Compensation	(85,334)	(63,708)
Less: Equity-Based Compensation - Performance Compensation	(2,138)	(3,068)
Segment Adjustment (c)	(50,450)	(87,151)

Total Segment	$346,264	$324,031

	Three Months Ended
	March 31,
	2020	2019
GAAP General, Administrative and Other to Total Segment Other Operating Expenses
GAAP	$157,566	$146,062
Segment Adjustment (d)	(18,681)	(22,751)

Total Segment	$138,885	$123,311

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended
	March 31,
	2020	2019
Realized Performance Revenues
GAAP
Incentive Fees	$12,161	$12,132
Investment Income - Realized Performance Allocations	167,530	242,375

GAAP	179,691	254,507
Total Segment
Less: Fee Related Performance Revenues	(12,466)	(7,779)
Segment Adjustment (b)	8	41

Total Segment	$167,233	$246,769

	Three Months Ended
	March 31,
	2020	2019
Realized Performance Compensation
GAAP
Incentive Fee Compensation	$6,522	$5,406
Realized Performance Allocation Compensation	72,423	86,395

GAAP	78,945	91,801
Total Segment
Less: Fee Related Performance Compensation	(5,505)	(3,493)
Less: Equity-Based Compensation - Performance Compensation	(2,138)	(3,068)

Total Segment	$71,302	$85,240

	Three Months Ended
	March 31,
	2020	2019
Realized Principal Investment Income
GAAP	$48,695	$73,261
Segment Adjustment (e)	(28,405)	(47,353)

Total Segment	$20,290	$25,908

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
non-controlling
interests.

19.    Subsequent Events
There have been no events since March 31, 2020 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

Item 1A. Unaudited Supplemental Presentation of Statements of Financial Condition
The Blackstone Group Inc.
Unaudited Consolidating Statements of Financial Condition
(Dollars in Thousands)

	March 31, 2020
	Consolidated	Consolidated
	Operating	Blackstone	Reclasses and
	Partnerships	Funds (a)	Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$2,068,326	$—	$—	$2,068,326
Cash Held by Blackstone Funds and Other	—	318,003	—	318,003
Investments	9,608,055	7,275,752	(453,106)	16,430,701
Accounts Receivable	372,937	323,792	—	696,729
Due from Affiliates	2,720,389	6,292	(20,569)	2,706,112
Intangible Assets, Net	379,758	—	—	379,758
Goodwill	1,869,860	—	—	1,869,860
Other Assets	540,939	957	—	541,896
Right-of-Use Assets	542,757	—	—	542,757
Deferred Tax Assets	1,392,352	—	—	1,392,352

Total Assets	$19,495,373	$7,924,796	$(473,675)	$26,946,494

Liabilities and Equity
Loans Payable	$4,575,201	$5,817,702	$—	$10,392,903
Due to Affiliates	1,082,655	409,901	(245,458)	1,247,098
Accrued Compensation and Benefits	1,965,237	—	—	1,965,237
Securities Sold, Not Yet Purchased	9,412	42,086	—	51,498
Repurchase Agreements	—	105,133	—	105,133
Operating Lease Liabilities	605,809	—	—	605,809
Accounts Payable, Accrued Expenses and Other Liabilities	686,207	314,501	—	1,000,708

Total Liabilities	8,924,521	6,689,323	(245,458)	15,368,386

Redeemable Non-Controlling Interests in Consolidated Entities	22,000	50,066	—	72,066

Equity
Class A Common Stock	7	—	—	7
Class B Common Stock	—	—	—	—
Class C Common Stock	—	—	—	—
Additional Paid-in-Capital	6,298,093	286,479	(286,479)	6,298,093
Retained Earnings (Deficit)	(871,948)	(58,262)	58,262	(871,948)
Accumulated Other Comprehensive Loss	(41,533)	—	—	(41,533)
Non-Controlling Interests in Consolidated Entities	2,633,970	957,190	—	3,591,160
Non-Controlling Interests in Blackstone Holdings	2,530,263	—	—	2,530,263

Total Equity	10,548,852	1,185,407	(228,217)	11,506,042

Total Liabilities and Equity	$19,495,373	$7,924,796	$(473,675)	$26,946,494

The Blackstone Group Inc.
Unaudited Consolidating Statements of Financial Condition - Continued
(Dollars in Thousands)

	December 31, 2019
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
Effective January 1, 2020, the Credit segment was renamed Credit & Insurance. There was no change to the composition of the segment or historical results.
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

Our Blackstone Real Estate Partners (“BREP”) funds are geographically diversified and target a broad range of “opportunistic” real estate and real estate-related investments. The BREP funds include global funds as well as funds focused specifically on Europe or Asia investments. BREP seeks to invest thematically in high quality assets, focusing where we see outsized growth potential driven by global economic and demographic trends. BREP has made significant investments in logistics, office, rental housing, hospitality and retail properties around the world, as well as a variety of real estate operating companies.
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

Our core+ real estate business includes Blackstone Property Partners (“BPP”) and a non-exchange
traded REIT (“BREIT”). BPP has assembled a global portfolio of high quality investments across North America, Europe and Asia, which target substantially stabilized assets in prime markets with a focus on industrial, multifamily, office and retail assets. BREIT invests primarily in stabilized income-oriented commercial real estate in the U.S. and to a lesser extent in real estate-related securities.
•
Private Equity.
Our Private Equity segment includes our corporate private equity business, which consists of (a) our flagship private equity funds (Blackstone Capital Partners (“BCP”) funds), (b) our sector-focused private equity funds, including our energy-focused funds (Blackstone Energy Partners (“BEP”) funds), (c) our Asia-focused fund (Blackstone Capital Partners Asia (“BCP Asia”) fund) and (d) our core private equity funds, Blackstone Core Equity Partners (“BCEP”). In addition, our Private Equity segment includes (a) our opportunistic investment platform that invests globally across asset classes, industries and geographies, Blackstone Tactical Opportunities (“Tactical Opportunities”), (b) our secondary fund of funds business, Strategic Partners Fund Solutions (“Strategic Partners”), (c) our infrastructure-focused funds, Blackstone Infrastructure Partners (“BIP”), (d) our life sciences private investment platform, Blackstone Life Sciences (“BXLS”), (e) a multi-asset investment program for eligible high net worth investors offering exposure to certain of Blackstone’s key illiquid investment strategies through a single commitment, Blackstone Total Alternatives Solution (“BTAS”) and (f) our capital markets services business, Blackstone Capital Markets (“BXCM”).

We are a world leader in private equity investing. Our corporate private equity business, established in 1987, pursues transactions across industries in both established and growth-oriented businesses across the globe. It strives to create value by investing in great businesses where our capital, strategic insight, global relationships and operational support can drive transformation. Our core private equity funds targets control-oriented investments in high quality companies with durable businesses and seeks to offer a lower level of risk and a longer hold period than traditional private equity.
Tactical Opportunities invests globally across asset classes, industries and geographies, seeking to identify and execute on attractive, differentiated investment opportunities, leveraging the intellectual capital across our various businesses while continuously optimizing its approach in the face of ever-changing market conditions. Strategic Partners is a total fund solutions provider that acquires interests in high quality private funds from original holders seeking liquidity, makes primary investments and co-investments
with financial sponsors and provides investment advisory services to clients investing in primary and secondary investments in private funds and co-investments.
BIP focuses on investment across all infrastructure sectors, including energy, water and waste and communications. BXLS is our private investment platform with capabilities to invest across the life cycle of companies and products within the life sciences sector.
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

•
Credit & Insurance.
The principal component of our Credit & Insurance segment is GSO Capital Partners LP (“GSO”). GSO is one of the largest credit-oriented managers in the world and is the largest manager of collateralized loan obligations (“CLOs”) globally. The investment portfolios of the funds GSO manages or sub-advises
predominantly consist of loans and securities of
non-investment
grade companies spread across the capital structure including senior debt, subordinated debt, preferred stock and common equity.

GSO is organized into three overarching strategies: performing credit, distressed and long only. Performing credit strategies include mezzanine lending funds, middle market direct lending funds, including our business development company (“BDC”), our structured products group and other performing credit strategy funds. Distressed strategies include credit alpha strategies, stressed/distressed funds and energy strategies. Long only strategies consist of CLOs, closed-ended funds, open-ended funds and separately managed accounts.
In addition, our Credit & Insurance segment includes our publicly traded master limited partnership (“MLP”) investment platform, which is managed by Harvest. Harvest primarily invests capital raised from institutional investors in separately managed accounts and pooled vehicles, investing in publicly traded MLPs holding primarily midstream energy assets in the U.S.
Our insurer-focused platform, BIS, also a part of our Credit & Insurance segment, partners with insurers to deliver customized and diversified portfolios of Blackstone products across asset classes, including the option for full management of insurance companies’ investment portfolios.
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
Our Response to
COVID-19
As the global response to COVID-19 continues to evolve, our primary focus has been the safety and wellbeing of our employees and their families, as well as the seamless functioning of the firm in serving our limited partner investors who have entrusted us with their capital. In accordance with local government guidance and social distancing recommendations, the vast majority of our employees globally have been working remotely since mid-March 2020. Our technology infrastructure has proven to be robust and capable of supporting this model. We have implemented rigorous protocols for remote work across the firm, including increased cadence of group calls and updates, and frequent communication across leadership and working levels. We are leveraging technology to ensure our teams stay connected and productive, and that our culture remains strong even in these unusual circumstances. While we are not meeting with our clients in person, we continue to actively communicate with our clients through videoconference, teleconference and email. Investment committees continue to convene as needed, and the firm continues to operate across investment, asset management and corporate support functions.
Business Environment
Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Europe, Asia and, to a lesser extent, elsewhere in the world.
The first quarter of 2020 was characterized by significant declines in global equity and credit markets as the
COVID-19
pandemic created an unprecedented set of challenges for the global economy, markets and society at large. At the same time, an oil supply shock combined with reduced global fuel consumption led to the biggest quarterly drop for oil in recorded history.

All of the major U.S. equity market sectors posted negative returns in the first quarter, with particular weakness in S&P 500 energy stocks, which ended the quarter down 51%. S&P 500 technology stocks outperformed the overall market, ending the quarter down only 12%, while the S&P 500 ended the quarter down 20%. The price of West Texas Intermediate crude oil fell 66% in the first quarter to $20 per barrel and the Henry Hub Natural Gas spot price declined 18% in first quarter to $1.71. Subsequent to the end of the first quarter, West Texas Intermediate crude oil declined another 16%, while Henry Hub Natural Gas increased 6%. Spot prices for other commodities were also weak with the Bloomberg Commodity Index falling 24% in the first quarter.
In the worst performing quarter since 2008, U.S. loans and high yield bonds declined 13% and 14%, respectively, falling to as low as
-20%
and
-21%
, respectively, on March 23, 2020. High yield spreads widened 623 basis points in the first quarter, while issuance increased 2% year-over-year. The Federal Reserve lowered the federal funds target range to
0.0%-0.25%
due to the
COVID-19
pandemic weighing on economic activity in the near term and posing risks to the economic outlook. Global central banks and governments responded quickly with fiscal and monetary measures, helping stabilize markets. Loans and high yield bonds recouped about a third of their intra-quarter losses by the end of March.
Volatility increased significantly in the first quarter, with the VIX index increasing 289% to 53.5. Global equity issuance declined 40% compared to the fourth quarter of 2019 but was flat compared to the first quarter 2019. Merger and acquisition (M&A) activity declined meaningfully in the first quarter, down 35% compared to both the prior quarter and prior year periods.
The industrial sector continued to weaken, as industrial production declined 5.5% in the first quarter from the prior year period. The Institute for Supply Management Purchasing Managers’ Index increased slightly from last quarter, but the level continues to signal ongoing contraction in the U.S. manufacturing sector.
The U.S. unemployment rate increased in the first quarter, with a jobless rate of 4.4%, up from 3.5% in the fourth quarter, and the U.S. unemployment rate has continued to rise steeply in the second quarter increasing to 14.7% as of April 30, 2020.
The worldwide outbreak of
COVID-19
has disrupted global travel and supply chains and has adversely impacted global commercial activity across industries, particularly hospitality, retail, energy, leisure, transportation and industrials. It has caused severe economic contraction and is likely to continue to materially impact global growth. Although policymakers around the world continue to seek ways to mitigate the economic impact of the pandemic, signs of recessions are evident throughout the global economy and the International Monetary Fund has stated that it is very likely that this year the global economy will experience its worst recession since the Great Depression.
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

Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Our funds of hedge funds, hedge funds, funds structured like hedge funds and other open-ended funds in our Real Estate, Hedge Fund Solutions and Credit & Insurance segments generally have structures that afford an investor the right to withdraw or redeem their interests on a periodic basis (for example, annually or quarterly), typically with 30 to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. Investment advisory agreements related to certain separately managed accounts in our Hedge Fund Solutions and Credit & Insurance segments, excluding our BIS separately managed accounts, may generally be terminated by an investor on 30 to 90 days’ notice.
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
Performance Eligible Assets Under Management
. Performance Eligible Assets Under Management represents invested and to be invested capital at fair value, including capital closed for funds whose investment period has not yet commenced, on which performance revenues could be earned if certain hurdles are met.
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

Consolidated Results of Operations
Following is a discussion of our consolidated results of operations for the three months ended March 31, 2020 and 2019. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,		2020 vs. 2019
	2020	2019	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$934,832	$809,726	$125,106	15%

Incentive Fees	12,161	12,132	29	—

Investment Income (Loss)
Performance Allocations
Realized	167,530	242,375	(74,845)	-31%
Unrealized	(3,453,081)	663,999	(4,117,080)	N/M
Principal Investments
Realized	48,695	73,261	(24,566)	-34%
Unrealized	(959,365)	169,044	(1,128,409)	N/M

Total Investment Income (Loss)	(4,196,221)	1,148,679	(5,344,900)	N/M

Interest and Dividend Revenue	35,084	44,084	(9,000)	-20%
Other	138,180	10,250	127,930	N/M

Total Revenues	(3,075,964)	2,024,871	(5,100,835)	N/M

Expenses
Compensation and Benefits
Compensation	476,543	471,397	5,146	1%
Incentive Fee Compensation	6,522	5,406	1,116	21%
Performance Allocations Compensation
Realized	72,423	86,395	(13,972)	-16%
Unrealized	(1,397,378)	287,015	(1,684,393)	N/M

Total Compensation and Benefits	(841,890)	850,213	(1,692,103)	N/M
General, Administrative and Other	157,566	146,062	11,504	8%
Interest Expense	41,644	42,002	(358)	-1%
Fund Expenses	4,605	2,887	1,718	60%

Total Expenses	(638,075)	1,041,164	(1,679,239)	N/M

Other Income (Loss)
Change in Tax Receivable Agreement Liability	(595)	—	(595)	N/M
Net Gains (Losses) from Fund Investment Activities	(327,374)	130,325	(457,699)	N/M

Total Other Income (Loss)	(327,969)	130,325	(458,294)	N/M

Income (Loss) Before Provision (Benefit) for Taxes	(2,765,858)	1,114,032	(3,879,890)	N/M
Provision (Benefit) for Taxes	(158,703)	41,155	(199,858)	N/M

Net Income (Loss)	(2,607,155)	1,072,877	(3,680,032)	N/M
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(15,469)	2,480	(17,949)	N/M
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	(645,077)	186,833	(831,910)	N/M
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	(880,117)	402,260	(1,282,377)	N/M

Net Income (Loss) Attributable to The Blackstone Group Inc.	$(1,066,492)	$481,304	$(1,547,796)	N/M

N/M    Not meaningful.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Revenues
Revenues were $(3.1) billion for the three months ended March 31, 2020, a decrease of $5.1 billion compared to $2.0 billion for the three months ended March 31, 2019. The decrease in Revenues was primarily attributable to a decrease of $5.3 billion in Investment Income (Loss), partially offset by increases of $127.9 million in Other Revenues and $125.1 million in Management and Advisory Fees, Net.
The decrease in Investment Income (Loss) was primarily attributable to the impacts of
COVID-19
and energy market dislocation. Investment Income (Loss) in our Private Equity, Real Estate, Credit & Insurance and Hedge Fund Solutions segments decreased $2.4 billion, $1.8 billion, $636.1 million and $123.7 million, respectively. The decrease in our Private Equity segment was primarily attributable to net depreciation of investment holdings in corporate private equity and Tactical Opportunities. Corporate private equity carrying value decreased 21.6% in the three months ended March 31, 2020 compared to an increase of 4.6% in the three months ended March 31, 2019. Tactical Opportunities carrying value decreased 15.9% in the three months ended March 31, 2020 versus an increase of 2.8% in the three months ended March 31, 2019. The decrease in our Real Estate segment was primarily attributable to net depreciation of investment holdings in our BREP opportunistic funds. The carrying value of investments for our BREP opportunistic funds decreased 8.8% in the three months ended March 31, 2020 compared to an increase of 4.7% in the three months ended March 31, 2019. The decrease in our Credit & Insurance segment was primary attributable to net depreciation of investments in our mezzanine and energy funds in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease in our Hedge Fund Solutions segment was primarily due to the net depreciation of investments of which Blackstone owns a share in the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
The increase in Management and Advisory Fees, Net was primarily due to increases in our Real Estate, Private Equity and Credit & Insurance segments of $102.2 million, $14.4 million and $7.1 million, respectively. The increase in our Real Estate segment was primarily due to the launch of the investment periods of BREP IX and BREP Europe VI and
Fee-Earning
Assets Under Management growth in our core+ real estate funds. The increase in our Private Equity segment was primarily due to an increase in
Fee-Earning
Assets Under Management in Strategic Partners as a result of the launch of the investment period of Strategic Partners VIII. The increase in our Credit & Insurance segment was primarily due to increased capital deployed in our most recently launched credit funds and vehicles, including our BDC and new initiatives, partially offset by a decrease in Harvest.
The increase in Other Revenue was primarily due to foreign exchange gains on our euro denominated bonds.
Expenses
Expenses were $(638.1) million for the three months ended March 31, 2020, a decrease of $1.7 billion compared to $1.0 billion for the three months ended March 31, 2019. The decrease was primarily attributable to a decrease of $1.7 billion in Total Compensation and Benefits. The decrease in Total Compensation and Benefits was primarily due to a decrease of $1.7 billion in Performance Allocations Compensation. The decrease in Performance Allocations Compensation was primarily due to the decrease in Investment Income (Loss) – Performance Allocations, on which a portion of the compensation is based.
Other Income (Loss)
Other Income (Loss) was $(328.0) million for the three months ended March 31, 2020, a decrease of $458.3 million compared to $130.3 million for the three months ended March 31, 2019. The decrease in Other Income (loss) was due to a decrease of $457.7 million in Net Gains (Losses) from Fund Investment Activities.
The decrease in Other Income — Net Gains (Losses) from Fund Investment Activities was principally driven by decreases of $256.4 million in our Credit & Insurance segment, $100.0 million in our Real Estate segment and $99.3 million in our Private Equity segment. The decrease in our Credit & Insurance segment was primarily driven by depreciation of consolidated CLOs and other vehicles during the three months ended March 31, 2020. The decrease in our Real Estate segment was primarily driven by depreciation of investments in our consolidated real estate funds. The decrease in our Private Equity segment was primarily due to depreciation of investments in our consolidated private equity funds.

Provision (Benefit) for Taxes
The following table summarizes Blackstone’s tax position:

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in Thousands)
Income (Loss) Before Provision (Benefit) for Taxes	$(2,765,858)	$1,114,032
Provision (Benefit) for Taxes	$(158,703)	$41,155
Effective Income Tax Rate	5.7%	3.7%

The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

	Three Months Ended		2020
	March 31,		vs.
	2020	2019	2019
Statutory U.S. Federal Income Tax Rate	21.0%	21.0%	—
Income Passed Through to Common Shareholders and Non-Controlling Interest Holders (a)	-13.1%	-17.5%	4.4%
State and Local Income Taxes	1.4%	0.9%	0.5%
Change in Valuation Allowance	-4.3%	—	-4.3%
Other	0.7%	-0.7%	1.4%

Effective Income Tax Rate	5.7%	3.7%	2.0%

(a)	Includes income that was not taxable to Blackstone and its subsidiaries. Such income was directly taxable to shareholders of Blackstone’s Class A common stock for the period prior to the Conversion and remains taxable to Blackstone’s non-controlling
interest holders.

Blackstone’s Provision (Benefit) for Taxes for the three months ended March 31, 2020 and 2019 was $(158.7) million and $41.2 million, respectively. This resulted in an effective tax rate of 5.7% and 3.7%, respectively, based on our Income Before Provision (Benefit) for Taxes of $(2.8) billion and $1.1 billion.
The increase in Blackstone’s effective tax rate for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, resulted primarily from the Conversion. For the three months ended March 31, 2020, The Blackstone Group Inc. was a corporation subject to federal and state corporate income taxes while for the three months ended March 31, 2019 The Blackstone Group L.P. was a publicly traded partnership with income directly taxable to common unitholders.
Additional information regarding our income taxes can be found in Note 13. “Income Taxes” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
Non-Controlling
Interests in Consolidated Entities
The Net Income Attributable to Redeemable
Non-Controlling
Interests in Consolidated Entities and Net Income Attributable to
Non-Controlling
Interests in Consolidated Entities is attributable to the consolidated Blackstone Funds. The amounts of these items vary directly with the performance of the consolidated Blackstone Funds and largely eliminate the amount of Other Income – Net Gains (Losses) from Fund Investment Activities from the Net Income (Loss) Attributable to The Blackstone Group Inc.

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
For the three months ended March 31, 2020 and 2019, the Net Income Before Taxes allocated to Blackstone personnel and others who are limited partners of Blackstone Holdings was 41.5% and 44.0%, respectively. The decrease of 2.5% was primarily due to conversions of Blackstone Holdings Partnership Units to shares of Class A common stock, the vesting of shares of Class A common stock and the exclusion of unvested participating Blackstone Holdings Partnership Units which are not contractually obligated to share in losses.
The Other Income — Reduction of Tax Receivable Agreement Liability was entirely allocated to The Blackstone Group Inc.

Operating Metrics
The following graphs and tables summarize the
Fee-Earning
Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the three months ended March 31, 2020 and 2019. For a description of how Assets Under Management and
Fee-Earning
Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and
Fee-Earning
Assets Under Management”:

Note:	Totals may not add due to rounding.

	Three Months Ended
	March 31, 2020					March 31, 2019
		Private	Hedge Fund	Credit &			Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total	Real Estate	Equity	Solutions	Insurance	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$128,214,137	$97,773,964	$75,636,004	$106,450,747	$408,074,852	$93,252,724	$80,008,166	$72,280,606	$96,986,011	$342,527,507
Inflows, including Commitments (a)	9,428,789	35,326,030	2,366,963	3,635,845	50,757,627	2,733,865	8,662,716	1,634,506	3,865,578	16,896,665
Outflows, including Distributions (b)	(1,010,896)	(3,612,449)	(2,651,992)	(2,740,684)	(10,016,021)	(264,682)	(728,583)	(2,067,733)	(3,242,104)	(6,303,102)

Net Inflows (Outflows)	8,417,893	31,713,581	(285,029)	895,161	40,741,606	2,469,183	7,934,133	(433,227)	623,474	10,593,563
Realizations (c)	(2,697,761)	(925,354)	(134,730)	(1,430,127)	(5,187,972)	(2,213,818)	(2,561,011)	(164,436)	(966,850)	(5,906,115)
Market Activity (d)(g)	(3,509,807)	(261,389)	(7,001,810)	(9,800,443)	(20,573,449)	714,945	65,580	1,964,071	3,033,843	5,778,439

Balance, End of Period (e)	$130,424,462	$128,300,802	$68,214,435	$96,115,338	$423,055,037	$94,223,034	$85,446,868	$73,647,014	$99,676,478	$352,993,394

Increase (Decrease)	$2,210,325	$30,526,838	$(7,421,569)	$(10,335,409)	$14,980,185	$970,310	$5,438,702	$1,366,408	$2,690,467	$10,465,887
Increase (Decrease)	2%	31%	-10%	-10%	4%	1%	7%	2%	3%	3%
Annualized Base Management Fee Rate (f)	1.15%	0.90%	0.78%	0.57%	0.88%	1.11%	1.06%	0.75%	0.57%	0.87%

	Three Months Ended
	March 31, 2020					March 31, 2019
		Private	Hedge Fund	Credit &			Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total	Real Estate	Equity	Solutions	Insurance	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$163,156,064	$182,886,109	$80,738,112	$144,342,178	$571,122,463	$136,247,229	$130,665,286	$77,814,516	$127,515,286	$472,242,317
Inflows, including Commitments (a)	12,653,175	8,868,851	3,246,661	2,543,821	27,312,508	5,033,851	28,471,460	2,568,943	6,832,870	42,907,124
Outflows, including Distributions (b)	(793,688)	(398,476)	(2,881,283)	(2,841,299)	(6,914,746)	(1,150,181)	(243,000)	(2,107,618)	(4,555,183)	(8,055,982)

Net Inflows (Outflows)	11,859,487	8,470,375	365,378	(297,478)	20,397,762	3,883,670	28,228,460	461,325	2,277,687	34,851,142
Realizations (c)	(2,518,796)	(2,031,106)	(138,987)	(1,699,805)	(6,388,694)	(3,058,141)	(3,742,658)	(186,558)	(1,272,836)	(8,260,193)
Market Activity (d)(h)	(11,561,906)	(14,629,495)	(7,243,711)	(13,689,134)	(47,124,246)	3,261,285	3,837,660	2,093,489	3,752,062	12,944,496

Balance, End of Period (e)	$160,934,849	$174,695,883	$73,720,792	$128,655,761	$538,007,285	$140,334,043	$158,988,748	$80,182,772	$132,272,199	$511,777,762

Increase (Decrease)	$(2,221,215)	$(8,190,226)	$(7,017,320)	$(15,686,417)	$(33,115,178)	$4,086,814	$28,323,462	$2,368,256	$4,756,913	$39,535,445
Increase (Decrease)	-1%	-4%	-9%	-11%	-6%	3%	22%	3%	4%	8%

(a)	Inflows represent contributions, capital raised, other increases in available capital (recallable capital, increased side-by-side commitments), purchases, inter-segment allocations and acquisitions.
(b)	Outflows represent redemptions, client withdrawals and decreases in available capital (expired capital, expense drawdowns and decreased side-by-side commitments).
(c)	Realizations represent realizations from the disposition of assets or capital returned to investors from CLOs.
(d)	Market activity includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Assets Under Management are reported in the segment where the assets are managed.
(f)	Effective January 1, 2020, Blackstone updated its calculation methodology as follows: annualized year to date Base Management Fee divided by the average of the beginning of year and each quarter end’s
Fee-Earning
Assets Under Management in the reporting period. Prior periods have been recast for this update.
(g)	For the three months ended March 31, 2020, the impact to
Fee-Earning
Assets Under Management due to foreign exchange rate fluctuations was $(758.4) million, $(275.1) million and $(1.0) billion for the Real Estate, Credit & Insurance and Total segments, respectively. For the three months ended March 31, 2019, such impact was $(232.4) million, $(110.3) million and $(342.7) million for the Real Estate, Credit & Insurance and Total segments, respectively.
(h)	For the three months ended March 31, 2020, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(1.5) billion, $(601.6) million, $(402.0) million and $(2.5) billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively. For the three months ended March 31, 2019, such impact was $(428.3) million, $171.7 million, $(107.6) million and $(364.3) million for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively.
Fee-Earning
Assets Under Management
Fee-Earning
Assets Under Management were $423.1 billion at March 31, 2020, an increase of $15.0 billion, compared to $408.1 billion at December 31, 2019. The net increase was due to:
•	Inflows of $50.8 billion related to:
o	$35.3 billion in our Private Equity segment driven by $29.0 billion from corporate private equity, related to the commencement of BCP VIII and BEP III’s investment periods, $4.0 billion from BXLS, related to the commencement of BXLS V’s investment period, $1.0 billion from Tactical Opportunities, $963.6 million from multi-asset products and $337.9 million from Strategic Partners,
o	$9.4 billion in our Real Estate segment driven by $5.2 billion from BREIT, $2.3 billion from BREDS, $1.1 billion from BREP opportunistic funds and co-investment,
$428.7 million from BPP U.S. and
co-investment
and $194.9 million from BPP Europe,
o	$3.6 billion in our Credit & Insurance segment driven by (a) $1.7 billion from direct lending, (b) $865.9 million from certain long only and MLP strategies, net of $269.4 million of intra-segment allocations from BIS, (c) $568.1 million from BIS, (d) $545.8 million from mezzanine funds, (e) $533.7 million from our distressed strategies and (f) $500.6 million of capital raised from CLOs, (g) all partially offset by $1.3 billion of allocations to various strategies in other segments, and
o	$2.4 billion in our Hedge Fund Solutions segment driven by $1.7 billion from individual investor and specialized solutions, $495.8 million from customized solutions and $189.9 million from commingled products.
Offsetting these increases were:
•	Market activity of $(20.6) billion driven in large part by the market impacts of COVID-19 on the fair value components of Fee-Earning Assets Under Management unless otherwise stated:
o	$9.8 billion of market depreciation in our Credit & Insurance segment driven by $7.8 billion of market depreciation from certain long only and MLP strategies, $752.8 million of market depreciation from distressed strategies and $523.9 million of market depreciation from direct lending,

o	$7.0 billion of market depreciation in our Hedge Fund Solutions segment driven by returns from BAAM’s Principal Solutions Composite of -8.6% gross (-8.7% net), and
o	$3.5 billion of market depreciation in our Real Estate segment driven by $2.4 billion of depreciation from our core+ real estate funds ($1.8 billion from market depreciation and $580.9 million from foreign exchange depreciation), $947.5 million of market depreciation from BREDS and $177.6 million of foreign exchange depreciation from BREP opportunistic funds and co-investment.

•	Outflows of $10.0 billion primarily attributable to:
o	$3.6 billion in our Private Equity segment driven by $3.0 billion from corporate private equity due to the end of BCP VII and BEP II’s investment periods, and $497.5 million from BXLS due to the end of Clarus IV’s investment period,
o	$2.7 billion in our Credit & Insurance segment driven by $2.5 billion from certain long only and MLP strategies,
o	$2.7 billion in our Hedge Fund Solutions segment driven by $1.5 billion from individual investor and specialized solutions and $1.2 billion from customized solutions, and
o	$1.0 billion in our Real Estate segment driven by $619.0 million from BREIT and $359.0 million from BREDS.
•	Realizations of $5.2 billion primarily driven by:
o	$2.7 billion in our Real Estate segment driven by $1.3 billion from BREDS, $973.3 million from core+ real estate funds and $432.3 million from BREP opportunistic funds and co-investment,
o	$1.4 billion in our Credit & Insurance segment driven by $395.7 million from mezzanine funds, $342.6 million from distressed strategies, $284.6 million from direct lending, $235.6 million from CLOs and $171.6 million from certain long only and MLP strategies, and
o	$925.4 million in our Private Equity segment driven by $328.1 million from corporate private equity, $309.4 million from Strategic Partners and $287.9 million from Tactical Opportunities.
Hedge Fund Solutions had net inflows of $901.6 million from April 1 through May 1, 2020.
Total Assets Under Management
Total Assets Under Management were $538.0 billion at March 31, 2020, a decrease of $33.1 billion, compared to $571.1 billion at December 31, 2019. The net decrease was due to:
•	Market activity of $(47.1) billion driven in large part by the market impacts of COVID-19 on the fair value components of Total Assets Under Management unless otherwise noted:
o	$14.6 billion of market depreciation in our Private Equity segment driven by carrying value decreases in corporate private equity and Tactical Opportunities of
-21.6%
and
-15.9%,
respectively, which included $601.6 million of foreign exchange depreciation across the segment,
o	$13.7 billion of market depreciation in our Credit & Insurance segment driven by $8.2 billion of market depreciation from certain long only and MLP strategies, $2.6 billion of market depreciation from distressed strategies, $1.1 billion from direct lending ($1.0 billion from market depreciation and $123.5 million from foreign exchange depreciation) and $1.0 billion of market depreciation from mezzanine funds,
o	$11.6 billion of market depreciation in our Real Estate segment driven by carrying value decreases in our opportunistic and core+ real estate funds of
-8.8%
and
-3.9%,
respectively, which includes $1.5 billion of foreign exchange depreciation across the segment, and
o	$7.2 billion of market depreciation in our Hedge Fund Solutions segment driven by reasons noted above in Fee-Earning Assets Under Management.

Total Assets Under Management market activity in our Real Estate and Private Equity segments generally represents the change in fair value of the investments held and typically exceeds the
Fee-Earning
Assets Under Management market activity.
•	Outflows of $6.9 billion primarily attributable to:
o	$2.9 billion in our Hedge Fund Solutions segment driven by $1.5 billion from individual investor and specialized solutions, $1.2 billion from customized solutions and $127.7 million from commingled products,
o	$2.8 billion in our Credit & Insurance segment driven by $2.6 billion from certain long only and MLP strategies and $126.6 million from direct lending, and
o	$793.7 million in our Real Estate segment driven by redemptions from BREDS liquid funds, BREIT and BPP U.S.
•	Realizations of $6.4 billion primarily driven by:
o	$2.5 billion in our Real Estate segment driven by $1.0 billion from BREP opportunistic and co-investment, $993.1 million from core+ real estate funds and $484.2 million from BREDS,
o	$2.0 billion in our Private Equity segment driven by continued disposition activity across the segment, mainly related to $762.9 million from corporate private equity, $648.6 million from Tactical Opportunities and $611.1 million from Strategic Partners, and
o	$1.7 billion in our Credit & Insurance segment driven by $560.7 million from mezzanine funds, $458.7 million from direct lending, $256.0 million from our distressed strategies and $188.8 million from certain long only and MLP strategies.
Total Assets Under Management realizations in our Real Estate and Private Equity segments generally represents the total proceeds and typically exceeds the
Fee-Earning
Assets Under Management realizations which generally represents only the invested capital.
Offsetting these decreases were:
•	Inflows of $27.3 billion primarily related to:
o	$12.7 billion in our Real Estate segment driven by $5.2 billion from BREIT, $4.3 billion from BREDS, $1.0 billion from BREP Europe VI, $464.8 million from BPP U.S. and $359.2 million from BPP Europe and co-investment,

o	$8.9 billion in our Private Equity segment driven by $6.4 billion from corporate private equity, $1.1 billion from BXLS, $979.4 million from Tactical Opportunities and $584.2 million from Strategic Partners,
o	$3.2 billion in our Hedge Fund Solutions segment driven by $2.0 billion from individual investor and specialized solutions, $967.2 million from customized solutions and $239.4 million from commingled products, and
o	$2.5 billion in our Credit & Insurance segment driven by (a) $1.2 billion from direct lending, (b) $1.2 billion from certain long only and MLP strategies, net of $403.4 million of intra-segment allocations from BIS, (c) $568.1 million from BIS and (d) $498.2 million of capital raised from CLOs, (e) all partially offset by $1.2 billion of allocations to various strategies in other segments.

Dry Powder
The following presents our Dry Powder as of quarter end of each period:

Note:	Totals may not add due to rounding.

(a)	Represents illiquid drawdown funds, a component of Perpetual Capital and fee-paying
co-investments;
includes
fee-paying
third party capital as well as general partner and employee capital that does not earn fees. Amounts are reduced by outstanding capital commitments, for which capital has not yet been invested.

	March 31,
	2019	2020
	(Dollars in Thousands)
Dry Powder Available for Investment
Real Estate	$41,128,351	$44,636,799
Private Equity	64,005,647	75,897,807
Hedge Fund Solutions	3,307,835	3,058,151
Credit & Insurance	24,191,898	27,927,065

	$132,633,731	$151,519,822

Net Accrued Performance Revenues
Effective January 1, 2020, Net Accrued Performance Revenues has been redefined to exclude Performance Revenues realized but not yet distributed as of the reporting date. This update aligns the presentation of Distributable Earnings and Net Accrued Performance Revenues. Prior periods have been recast to reflect this definition.
The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of March 31, 2020 and 2019. Net Accrued Performance Revenues presented do not include clawback amounts, if any, which are disclosed in Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I.

Item 1. Financial Statements” of this filing. The Net Accrued Performance Revenues as of each reporting date were principally unrealized; if realized, such amount would be a component of Distributable Earnings. See “—
Non-GAAP
Financial Measures” for our reconciliation of Net Accrued Performance Revenues.

	March 31,
	2020	2019
	(Dollars in Millions)
Real Estate
BREP IV	$8	$1
BREP V	—	62
BREP VI	51	88
BREP VII	309	552
BREP VIII	517	464
BREP International II	—	7
BREP Europe IV	123	209
BREP Europe V	110	133
BREP Asia I	85	136
BPP	196	245
BREIT	—	11
BREDS	2	17
BTAS	45	38

Total Real Estate (a)	1,446	1,962

Private Equity
BCP IV	23	42
BCP VI	283	789
BCP VII	115	256
BCP Asia	14	6
BEP I	—	131
BEP II	—	69
BCEP	33	21
Tactical Opportunities	36	157
Strategic Partners	136	109
Life Sciences	7	1
BTAS/Other	73	51

Total Private Equity (a)	720	1,630

Hedge Fund Solutions	15	24

Credit & Insurance	6	221

Total Blackstone Net Accrued Performance Revenues	$2,187	$3,837

Note:	Totals may not add due to rounding.
(a)	Real Estate and Private Equity include Co-Investments, as applicable.
For the twelve months ended March 31, 2020, Net Accrued Performance Revenues receivable was decreased by Net Accrued Performance Revenues of $510.4 million and by net realized distributions of $1.1 billion.

Performance Eligible Assets Under Management
The following presents our Invested Performance Eligible Assets Under Management as of quarter end for each period:

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

The following table presents the investment record of our significant drawdown funds from inception through March 31, 2020:

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars in Thousands, Except Where Noted)

Real Estate
Pre-BREP	$ 140,714	$ —	$ —	N/A	—	$ 345,190	2.5x	$ 345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	—	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	N/A	—	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	50,342	0.1x	25%	4,521,164	2.2x	4,571,506	1.7x	28%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	150,992	0.6x	37%	13,040,016	2.4x	13,191,008	2.3x	12%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,444	—	646,626	2.3x	73%	27,045,357	2.5x	27,691,983	2.5x	13%	13%
BREP VII (Aug 2011 / Apr 2015)	13,496,823	1,874,491	6,063,694	1.4x	7%	22,735,792	2.1x	28,799,486	1.9x	22%	15%
BREP VIII (Apr 2015 / Jun 2019)	16,545,433	3,052,617	16,560,812	1.3x	—	7,110,842	1.7x	23,671,654	1.4x	26%	12%
*BREP IX (Jun 2019 / Dec 2024)	20,891,657	16,015,834	4,813,344	1.0x	17%	140,918	1.8x	4,954,262	1.0x	N/M	N/M

Total Global BREP	$ 72,974,938	$ 20,942,942	$ 28,285,810	1.2x	6%	$ 82,129,007	2.2x	$110,414,817	1.9x	18%	15%

BREP Int’l (Jan 2001 / Sep 2005)	€ 824,172	€ —	€ —	N/A	—	€ 1,373,170	2.1x	€ 1,373,170	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008) (e)	1,629,748	—	3,566	N/A	—	2,572,920	1.8x	2,576,486	1.8x	8%	8%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,167	469,493	446,619	0.7x	—	5,737,320	2.5x	6,183,939	2.1x	20%	14%
BREP Europe IV (Sep 2013 / Dec 2016)	6,709,145	1,351,071	2,742,370	1.4x	—	8,988,619	2.0x	11,730,989	1.8x	23%	16%
BREP Europe V (Dec 2016 / Oct 2019)	7,945,251	1,762,669	7,309,063	1.2x	—	721,076	2.7x	8,030,139	1.3x	53%	9%
*BREP Europe VI (Oct 2019 / Apr 2025)	9,797,734	8,833,563	994,596	1.0x	24%	—	N/A	994,596	1.0x	N/M	N/M

Total BREP Europe	€ 30,111,217	€ 12,416,796	€ 11,496,214	1.2x	2%	€ 19,393,105	2.1x	€ 30,889,319	1.6x	16%	13%

BREP Asia I (Jun 2013 / Dec 2017)	$ 5,096,753	$ 1,728,262	$ 3,186,403	1.3x	13%	$ 4,072,708	1.9x	$ 7,259,111	1.6x	21%	12%
*BREP Asia II (Dec 2017 / Jun 2023)	7,302,307	4,768,630	2,657,881	1.1x	—	120,378	1.6x	2,778,259	1.1x	N/M	-2%
BREP Co-Investment (f)	7,055,974	170,047	1,535,066	2.1x	—	13,284,359	2.1x	14,819,425	2.1x	15%	16%

Total BREP	$125,853,226	$ 41,306,848	$ 48,901,532	1.2x	5%	$124,071,007	2.2x	$172,972,539	1.8x	17%	15%

*Core+ BPP (Various) (g)	$ N/A	$ N/A	$31,614,603	N/A	—	$ 6,726,049	N/A	$ 38,340,652	N/A	N/M	8%
*Core+ BREIT (Various) (h)	N/A	N/A	16,287,116	N/A	—	353,170	N/A	16,640,286	N/A	N/M	6%
*BREDS High-Yield (Various) (i)	16,528,666	7,240,067	2,692,832	1.0x	—	12,248,508	1.3x	14,941,340	1.2x	11%	9%
continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars in Thousands, Except Where Noted)

Private Equity
Corporate Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	N/A	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	N/A	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	13,571	N/A	—	2,953,649	1.4x	2,967,220	1.4x	6%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	197,294	182,216	2.5x	—	21,417,821	2.9x	21,600,037	2.9x	36%	36%
BCP V (Dec 2005 / Jan 2011)	21,013,658	1,039,805	547,749	0.5x	37%	37,166,513	1.9x	37,714,262	1.9x	9%	8%
BCP VI (Jan 2011 / May 2016)	15,192,985	1,462,121	8,803,625	1.2x	37%	15,459,280	2.0x	24,262,905	1.6x	18%	9%
BCP VII (May 2016 / Feb 2020)	18,814,389	3,712,977	16,769,010	1.2x	N/M	1,684,779	1.8x	18,453,789	1.2x	47%	9%
*BCP VIII (Feb 2020 / Feb 2026)	25,519,504	25,519,504	—	N/A	—	—	N/A	—	N/A	N/A	N/A
Energy I (Aug 2011 / Feb 2015)	2,435,454	204,075	821,842	0.8x	45%	2,744,575	1.9x	3,566,417	1.5x	17%	8%
Energy II (Feb 2015 / Feb 2020)	4,918,748	328,306	3,017,136	0.7x	7%	309,888	2.0x	3,327,024	0.7x	64%	-24%
*Energy III (Feb 2020 / Feb 2026)	4,218,419	3,588,893	(82,173)	N/M	N/M	—	N/A	(82,173)	N/M	N/A	N/A
*BCP Asia (Dec 2017 / Dec 2023)	2,421,776	1,303,205	1,013,043	1.3x	1%	54,308	1.7x	1,067,351	1.3x	88%	15%
*Core Private Equity (Jan 2017 / Jan 2021) (j)	4,756,716	1,384,441	4,079,837	1.2x	—	418,053	1.6x	4,497,890	1.2x	36%	10%

Total Corporate Private Equity	$114,389,764	$38,765,196	$35,165,856	1.1x	11%	$96,392,111	2.1x	$131,557,967	1.7x	16%	14%

Tactical Opportunities
*Tactical Opportunities (Various)	$22,572,493	$8,879,110	$8,426,422	0.9x	9%	$9,481,153	1.7x	$17,907,575	1.2x	18%	5%
*Tactical Opportunities Co-Investment and Other (Various)	8,514,502	2,297,930	5,065,155	1.2x	3%	1,988,734	1.6x	7,053,889	1.3x	23%	11%

Total Tactical Opportunities	$31,086,995	$11,177,040	$13,491,577	1.0x	7%	$11,469,887	1.7x	$24,961,464	1.3x	19%	7%

Strategic Partners (Secondaries)
Strategic Partners I-V (Various) (k)	$11,865,053	$1,713,744	$970,995	N/M	—	$16,803,497	N/M	$17,774,492	1.5x	N/A	13%
Strategic Partners VI (Apr 2014 / Apr 2016) (k)	4,362,750	1,164,549	1,455,316	N/M	—	3,171,774	N/M	4,627,090	1.5x	N/A	15%
Strategic Partners VII (May 2016 / Mar 2019) (k)	7,489,970	2,438,824	5,397,627	N/M	—	1,754,124	N/M	7,151,751	1.5x	N/A	21%
*Strategic Partners Real Assets II (May 2017 / Mar 2022) (k)	1,749,807	618,582	811,051	N/M	—	349,039	N/M	1,160,090	1.2x	N/A	16%
*Strategic Partners VIII (Mar 2019 / Jul 2023) (k)	10,763,600	5,424,702	3,263,413	N/M	—	80,727	N/M	3,344,140	1.4x	N/A	N/M
*Strategic Partners Real Estate, SMA and
Other (Various) (k)	6,840,060	2,189,640	2,553,670	N/M	—	1,256,577	N/M	3,810,247	1.3x	N/A	16%

Total Strategic Partners (Secondaries)	$43,071,240	$13,550,041	$14,452,072	N/M	—	$23,415,738	N/M	$37,867,810	1.5x	N/A	14%

*Infrastructure (Various)	$13,659,163	$11,309,149	$2,131,958	0.9x	52%	$—	N/A	$2,131,958	0.9x	N/A	-18%
Life Sciences
Clarus IV (Jan 2018 / Jan 2020)	910,000	470,576	554,463	1.4x	3%	4,992	1.2x	559,455	1.4x	18%	23%
*BXLS V (Jan 2020 / Jan 2025)	4,270,552	4,037,552	21,803	1.1x	—	—	N/A	21,803	1.1x	N/A	N/M

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Credit (l)
Mezzanine / Opportunistic I (Jul 2007 / Oct 2011)	$ 2,000,000	$ 97,114	$ 15,513	0.8x	—	$ 4,772,316	1.6x	$ 4,787,829	1.6x	N/A	17%
Mezzanine / Opportunistic II (Nov 2011 / Nov 2016)	4,120,000	1,033,255	846,611	0.6x	—	5,474,187	1.6x	6,320,798	1.3x	N/A	9%
*Mezzanine / Opportunistic III (Sep 2016 / Sep 2021)	6,639,133	2,530,761	4,031,200	1.0x	2%	1,905,173	1.6x	5,936,373	1.1x	N/A	6%
Stressed / Distressed I (Sep 2009 / May 2013)	3,253,143	76,000	17,897	—	—	5,772,945	1.6x	5,790,842	1.3x	N/A	9%
Stressed / Distressed II (Jun 2013 / Jun 2018)	5,125,000	565,481	928,656	0.5x	—	4,367,226	1.3x	5,295,882	1.0x	N/A	-2%
*Stressed / Distressed III (Dec 2017 / Dec 2022)	7,356,380	4,495,807	1,702,749	0.8x	1%	990,236	1.4x	2,692,985	0.9x	N/A	-23%
Energy I (Nov 2015 / Nov 2018)	2,856,867	1,070,297	1,216,670	0.7x	—	1,036,046	1.7x	2,252,716	1.0x	N/A	-3%
*Energy II (Feb 2019 / Feb 2024)	3,616,081	2,920,584	652,174	0.9x	—	44,826	2.8x	697,000	1.0x	N/A	N/M
Euro
European Senior Debt I (Feb 2015 / Feb 2019)	€ 1,964,689	€ 324,426	€ 1,601,714	0.9x	2%	€ 1,356,846	1.4x	€ 2,958,560	1.1x	N/A	2%
*European Senior Debt II (Jun 2019 / Jun 2024)	€ 4,088,344	€ 3,615,837	€ 471,370	1.0x	—	€ —	N/A	€ 471,370	1.0x	N/A	N/M

Total Credit	$ 41,872,262	$ 17,112,933	$ 11,686,235	0.8x	1%	$ 25,896,535	1.5x	$ 37,582,770	1.2x	N/A	7%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

N/M	Not meaningful generally due to the limited time since initial investment.

N/A	Not applicable.

*	Represents funds that are currently in their investment period and open-ended funds.

(a)	Excludes investment vehicles where Blackstone does not earn fees.

(b)	Available Capital represents total investable capital commitments, including side-by-side,
adjusted for certain expenses and expired or recallable capital and may include leverage, less invested capital. This amount is not reduced by outstanding commitments to investments.

(c)	Multiple of Invested Capital (“MOIC”) represents carrying value, before management fees, expenses and Performance Revenues, divided by invested capital.

(d)	Net Internal Rate of Return (“IRR”) represents the annualized inception to March 31, 2020 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of limited partner cash flows. Initial inception date cash flow may differ from the Investment Period Beginning Date.

(e)	The 8% Realized Net IRR and 8% Total Net IRR exclude investors that opted out of the Hilton investment opportunity. Overall BREP International II performance reflects a 7% Realized Net IRR and a 7% Total Net IRR.

(f)	BREP
Co-Investment
represents
co-investment
capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s
realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues.

(g)	BPP represents the core+ real estate funds which invest with a more modest risk profile and lower leverage. Committed Capital and Available Capital are not regularly reported to investors in our core+ strategy and are not applicable in the context of these funds.

(h)	Unrealized Investment Value reflects BREIT’s net asset value as of March 31, 2020. Realized Investment Value represents BREIT’s cash distributions, net of servicing fees. BREIT net return reflects a per share blended return, assuming BREIT had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BREIT. These returns are not representative of the returns experienced by any particular investor or share class. Inception to date net returns are presented on an annualized basis and are from January 1, 2017. Committed Capital and Available Capital are not regularly reported to investors in our core+ strategy and are not applicable in the context of this vehicle.

(i)	BREDS High-Yield represents the flagship real estate debt drawdown funds only and excludes BREDS High-Grade.

(j)	Blackstone Core Equity Partners is a core private equity fund which invests with a more modest risk profile and longer hold period.

(k)	Realizations are treated as return of capital until fully recovered and therefore unrealized and realized MOICs are not meaningful. If information is not available on a timely basis, returns are calculated from results that are reported on a three month lag and therefore do not include the impact of economic and market activities in the quarter in which such events occur.

(l)	Funds presented represent the flagship credit drawdown funds only. The Total Credit Net IRR is the combined IRR of the credit drawdown funds presented.

Segment Analysis
Discussed below is our Segment Distributable Earnings for each of our segments. This information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources. References to “our” sectors or investments may also refer to portfolio companies and investments of the underlying funds that we manage.

Real Estate
The following table presents the results of operations for our Real Estate segment:

	Three Months Ended
	March 31,		2020 vs. 2019
	2020	2019	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$371,438	$260,245	$111,193	43%
Transaction and Other Fees, Net	23,024	23,911	(887)	-4%
Management Fee Offsets	(8,341)	(280)	(8,061)	N/M

Total Management Fees, Net	386,121	283,876	102,245	36%
Fee Related Performance Revenues	4,551	6,676	(2,125)	-32%
Fee Related Compensation	(120,296)	(114,816)	(5,480)	5%
Other Operating Expenses	(40,476)	(38,986)	(1,490)	4%

Fee Related Earnings	229,900	136,750	93,150	68%

Realized Performance Revenues	43,720	77,182	(33,462)	-43%
Realized Performance Compensation	(13,392)	(29,900)	16,508	-55%
Realized Principal Investment Income (Loss)	7,300	(2,131)	9,431	N/M

Net Realizations	37,628	45,151	(7,523)	-17%

Segment Distributable Earnings	$267,528	$181,901	$85,627	47%

N/M    Not meaningful.
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Segment Distributable Earnings were $267.5 million for the three months ended March 31, 2020, an increase of $85.6 million, or 47%, compared to $181.9 million, for the three months ended March 31, 2019. The increase in Segment Distributable Earnings was primarily attributable to an increase of $93.2 million in Fee Related Earnings, partially offset by a decrease of $7.5 million in Net Realizations.
Segment Distributable Earnings in our Real Estate segment in the first quarter of 2020 were higher compared to the first quarter of 2019. This was primarily driven by increased Fee Related Earnings due to the launch of the BREP IX and BREP Europe VI investment periods and growth in
Fee-Earning
Assets Under Management in our core+ real estate funds. Nevertheless, the
COVID-19
pandemic and related public health restrictions and shutdowns of non-essential
businesses have caused severe disruption in the U.S. and global economies and have adversely impacted, and will likely continue to adversely impact, the performance of our Real Estate segment, particularly as a result of significant declines in the unrealized valuations of investments in sectors that are materially challenged as a result of
COVID-19
. For example, although investments in the hotel and retail sectors represent only approximately 15% of our aggregate global real estate portfolio in BREP, core+ real estate and BREIT, these investments have experienced material reductions in value and could continue to be adversely impacted. Furthermore, although global growth will clearly be significantly negatively impacted by the
COVID-19
pandemic, the ultimate length of the period of economic contraction or recession is uncertain. This poses further material risk to the Real Estate segment, including by creating additional pressure on our portfolio companies’ and investments’ liquidity needs and their ability to meet financial obligations, and by making the prediction of the extent to which rent collection and operational performance will be impacted over the length of such contraction or recession. We have also seen an increasing focus in certain markets in the U.S. and Europe toward rent regulation as a means to address residential affordability caused by undersupply of housing. Such conditions (which may be across industries, sectors or geographies) may contribute to adverse operating performance, including by moderating rent growth in certain markets in our residential portfolio. The
COVID-19
pandemic and such other conditions are expected to limit realization opportunities for our Real Estate segment at least over the course of the next year, which would adversely impact Realized Performance Revenues in future periods. Overall, although operating trends in the majority of our Real Estate portfolio have remained resilient and supply-demand fundamentals have remained positive in most markets to date, the ultimate impact of the
COVID-19
pandemic and decelerating growth in certain sectors, including retail, is highly uncertain. To the extent that growth further decelerates, this would contribute to a more challenging operating environment. The
COVID-19
pandemic has also caused significant dislocation and limited the liquidity of certain assets traded in the credit markets, which has impacted, and if sustained will likely continue to impact, the value of certain assets held by our funds, such funds’ ability to sell assets at attractive prices or in a timely manner in order to avoid losses and the likelihood of margin calls from credit providers. In addition, given market turbulence, we expect fundraising in our Real Estate segment to continue, but now at a slower pace, which may result in a delay in management fees. See “Part II. Item 1A. Risk Factors — The global outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economies and is adversely impacting, and may continue to adversely impact, our performance and results of operations.” in this Quarterly Report on Form
 10-Q
and the market and economic conditions risk factors in our Annual Report on Form
 10-K
for the year ended December 31, 2019.
Fee Related Earnings
Fee Related Earnings were $229.9 million for the three months ended March 31, 2020, an increase of $93.2 million, or 68%, compared to $136.8 million for the three months ended March 31, 2019. The increase in Fee Related Earnings was primarily attributable to an increase of $102.2 million in Management Fees, Net.
Management Fees, Net were $386.1 million for the three months ended March 31, 2020, an increase of $102.2 million, compared to $283.9 million for the three months ended March 31, 2019, primarily driven by an increase in Base Management Fees. Base Management Fees were $371.4 million for the three months ended March 31, 2020, an increase of $111.2 million, compared to $260.2 million for the three months ended March 31, 2019, primarily due to the launch of the investment periods of BREP IX and BREP Europe VI and
Fee-Earning
Assets Under Management growth in our core+ real estate funds.
Net Realizations
Net Realizations were $37.6 million for the three months ended March 31, 2020, a decrease of $7.5 million, compared to $45.2 million for the three months ended March 31, 2019. The decrease in Net Realizations was primarily attributable to a decrease of $33.5 million in Realized Performance Revenues, partially offset by a decrease of $16.5 million in Realized Performance Compensation and an increase of $9.4 million in Realized Principal Investment Income (Loss).
Realized Performance Revenues were $43.7 million for the three months ended March 31, 2020, a decrease of $33.5 million, compared to $77.2 million for the three months ended March 31, 2019. The decrease was due to lower realized gains in the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Realized Performance Compensation was $13.4 million for the three months ended March 31, 2020, a decrease of $16.5 million, compared to $29.9 million for the three months ended March 31, 2019. The decrease was due to the decrease in Realized Performance Revenues.
Realized Principal Investment Income (Loss) was $7.3 million for the three months ended March 31, 2020, an increase of $9.4 million, compared to $(2.1) million for the three months ended March 31, 2019. The increase was primarily due to higher Realized Principal Investment Income for BREP VI.
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

The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	Three Months Ended				March 31, 2020
	March 31,				Inception to Date
	2020		2019		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP IV	-33%	-30%	-1%	-1%	48%	28%	22%	12%
BREP V	-43%	-36%	7%	6%	15%	12%	14%	11%
BREP VI	-19%	-16%	1%	1%	18%	13%	17%	13%
BREP VII	-15%	-13%	5%	5%	31%	22%	22%	15%
BREP VIII	-8%	-7%	3%	2%	35%	26%	19%	12%
BREP International II (b)(c)	N/M	N/M	108%	65%	10%	8%	10%	8%
BREP Europe III (b)	5%	3%	-	-1%	30%	20%	23%	14%
BREP Europe IV (b)	-9%	-7%	5%	4%	31%	23%	22%	16%
BREP Europe V (b)	-8%	-7%	5%	4%	69%	53%	16%	9%
BREP Asia I	-15%	-13%	5%	4%	29%	21%	18%	12%
BREP Asia II	-8%	-8%	7%	2%	N/M	N/M	8%	-2%
BREP Co-Investment (d)	-2%	-2%	14%	13%	17%	15%	18%	16%
BPP (e)	-2%	-2%	3%	2%	N/M	N/M	10%	8%
BREDS High-Yield (f)	-12%	-11%	4%	3%	15%	11%	14%	9%
BREDS High-Grade (f)	-3%	-3%	2%	2%	8%	7%	5%	3%
BREDS Liquid (g)	-21%	-21%	6%	5%	N/A	N/A	9%	5%
BXMT (h)	N/A	-48%	N/A	10%	N/A	N/A	N/A	3%
BREIT (i)	N/A	-8%	N/A	2%	N/A	N/A	N/A	6%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

N/M	Not meaningful generally due to the limited time since initial investment.

N/A	Not applicable.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.

(b)	Euro-based internal rates of return.

(c)	The 8% Realized Net IRR and 8% Total Net IRR exclude investors that opted out of the Hilton investment opportunity. Overall BREP International II Performance reflects a 7% Realized Net IRR and a 7% Total Net IRR.

(d)	BREP
Co-Investment
represents
co-investment
capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s
realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues.

(e)	BPP represents the core+ real estate funds which invest with a more modest risk profile and lower leverage.

(f)	BREDS High-Yield represents the flagship real estate debt drawdown funds and excludes the BREDS High-Grade drawdown fund, which has a different risk-return profile. Inception to date returns are from July 1, 2009 and July 1, 2017 for BREDS High-Yield and BREDS High-Grade, respectively.

(g)	BREDS Liquid represents BREDS funds that invest in liquid real estate debt securities, except funds in liquidation and insurance mandates with specific investment objectives. The returns presented represent summarized asset-weighted gross and net rates of return from August 1, 2008. Inception to Date returns are presented on an annualized basis.

(h)	Reflects annualized return of a shareholder invested in BXMT as of the beginning of each period presented, assuming reinvestment of all dividends received during the period, and net of all fees and expenses incurred by BXMT. Return incorporates the closing NYSE stock price as of each period end. Inception to date returns are from May 22, 2013.

(i)	Effective September 30, 2019, the BREIT return reflects a per share blended return for each respective period, assuming BREIT had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BREIT. These returns are not representative of the returns experienced by any particular investor or share class. Inception to date returns are presented on an annualized basis and are from January 1, 2017. Prior periods have been updated to reflect BREIT’s per share blended return. The BREIT returns presented in filings prior to September 30, 2019 were for BREIT’s Class S investors.

Real Estate segment has 10 funds with closed investment periods as of March 31, 2020: BREP VIII, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe V, BREP Europe IV, BREP Europe III, BREP Asia and BREDS II. As of March 31, 2020, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe IV, BREP Europe III and BREDS II were above their carried interest thresholds and would still be above their carried interest thresholds even if all remaining investments were valued at zero. BREP VIII, BREP Europe V and BREP Asia are currently above their carried interest thresholds.
Private Equity
The following table presents the results of operations for our Private Equity segment:

	Three Months Ended
	March 31,		2020 vs. 2019
	2020	2019	$	%
	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees	$253,974	$219,417	$34,557	16%
Transaction, Advisory and Other Fees, Net	21,413	37,291	(15,878)	-43%
Management Fee Offsets	(9,215)	(4,985)	(4,230)	85%

Total Management and Advisory Fees, Net	266,172	251,723	14,449	6%
Fee Related Compensation	(110,368)	(107,587)	(2,781)	3%
Other Operating Expenses	(41,001)	(34,201)	(6,800)	20%

Fee Related Earnings	114,803	109,935	4,868	4%

Realized Performance Revenues	112,076	156,599	(44,523)	-28%
Realized Performance Compensation	(54,643)	(50,556)	(4,087)	8%
Realized Principal Investment Income	10,347	25,139	(14,792)	-59%

Net Realizations	67,780	131,182	(63,402)	-48%

Segment Distributable Earnings	$182,583	$241,117	$(58,534)	-24%

N/M	Not meaningful.
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Segment Distributable Earnings were $182.6 million for the three months ended March 31, 2020, a decrease of $58.5 million, compared to $241.1 million for the three months ended March 31, 2019. The decrease in Segment Distributable Earnings was primarily attributable to a decrease of $63.4 million in Net Realizations, partially offset by an increase of $4.9 million in Fee Related Earnings.
Segment Distributable Earnings in our Private Equity segment in the first quarter of 2020 were lower compared to the first quarter of 2019. This was primarily driven by a decrease in Realized Performance Revenue and Realized Principal Investment Income in corporate private equity, partially offset by an increase in Fee Related Earnings from growth in
Fee-Earning
Assets Under Management in Strategic Partners as a result of the launch of the investment period for Strategic Partners VIII. The
COVID-19
pandemic and related public health restrictions and shutdowns of non-essential
businesses have caused severe disruption in the U.S. and global economies and, combined with historic dislocation in the energy markets, have adversely impacted and will likely continue to adversely impact the performance of our Private Equity segment, particularly as a result of significant declines in the unrealized valuations of energy investments and investments in other industries impacted by the
COVID-19

pandemic, such as consumer, leisure and industrials. Furthermore, although global growth will clearly be significantly negatively impacted by the
COVID-19
pandemic, the ultimate length of the period of economic contraction or recession is uncertain. This poses further material risk to the Private Equity segment, including by creating additional pressure on our portfolio companies’ liquidity needs and their ability to meet financial obligations. In energy, significant market dislocation, including as a result of the COVID-19 pandemic, has severely exacerbated already weakened market fundamentals, particularly in upstream energy. An increased focus on energy sustainability, including potential alternatives to fossil fuels, has also exacerbated the impact of such weakened market fundamentals. The persistence of these weakened market fundamentals would further negatively impact the performance of certain investments in our energy and corporate private equity funds. Energy investments represent 13% and upstream energy represents 3% of the Private Equity segment’s overall investment portfolio, although energy investments and upstream investments represent only 7% and less than 2%, respectively, of Blackstone’s investment portfolio on an aggregate basis. The
COVID-19
pandemic and such other conditions (which may be across industries, sectors or geographies) may contribute to adverse operating performance at our portfolio companies and are expected to limit realization opportunities for our Private Equity segment at least over the course of the next year, which would adversely impact Realized Performance Revenues in future periods. Factors such as the imposition of tariffs and overall uncertainty regarding trade policy, create challenges to increasing or maintaining profit margins for U.S. companies, particularly in the industrials and retail sectors. In that connection, adverse trade developments put pressure on our ability to increase profit margins at our U.S. portfolio companies through operational initiatives. In addition, given market turbulence, we expect fundraising in our Private Equity segment to continue, but now at a slower pace, which may result in a delay in new management fees. See “Part II. Item 1A. Risk Factors — The global outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economies and is adversely impacting, and may continue to adversely impact, our performance and results of operations.” in this Quarterly Report on Form
 10-Q
and the market and economic conditions risk factors in our Annual Report on Form
 10-K
for the year ended December 31, 2019.
Fee Related Earnings
Fee Related Earnings were $114.8 million for the three months ended March 31, 2020, an increase of $4.9 million, compared to $109.9 million for the three months ended March 31, 2019. The increase in Fee Related Earnings was primarily attributable to an increase of $14.4 million in Management and Advisory Fees, Net, partially offset by an increase of $6.8 million in Other Operating Expenses.
Management and Advisory Fees, Net were $266.2 million for the three months ended March 31, 2020, an increase of $14.4 million, compared to $251.7 million for the three months ended March 31, 2019, primarily driven by an increase in Base Management Fees. Base Management Fees were $254.0 million for the three months ended March 31, 2020, an increase of $34.6 million, compared to $219.4 million for the three months ended March 31, 2019, primarily due to an increase in
Fee-Earning
Assets Under Management in Strategic Partners as a result of the launch of the investment period of Strategic Partners VIII.
The annualized Base Management Fee Rate decreased from 1.06% at March 31, 2019 to 0.90% at March 31, 2020. The decrease was principally due to fee holidays in BCP VIII, BEP III and BXLS V, each of which commenced its investment periods in the three months ended March 31, 2020.
Other Operating Expenses were $41.0 million for the three months ended March 31, 2020, an increase of $6.8 million, compared to $34.2 million for the three months ended March 31, 2019. The increase was primarily due to growth in infrastructure, BXLS and Tactical Opportunities.
Net Realizations
Net Realizations were $67.8 million for the three months ended March 31, 2020, a decrease of $63.4 million, compared to $131.2 million for the three months ended March 31, 2019. The decrease in Net Realizations was primarily attributable to decreases of $44.5 million in Realized Performance Revenues and $14.8 million in Realized Principal Investment Income.
Realized Performance Revenues were $112.1 million for the three months ended March 31, 2020, a decrease of $44.5 million, compared to $156.6 million for the three months ended March 31, 2019. The decrease was primarily due to lower Realized Performance Revenues in corporate private equity.

Realized Principal Investment Income was $10.3 million for the three months ended March 31, 2020, a decrease of $14.8 million, compared to $25.1 million for the three months ended March 31, 2019. The decrease was primarily due to a decrease of Realized Principal Investment Income in corporate private equity.
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
The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended				March 31, 2020
	March 31,				Inception to Date
	2020		2019		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	1%	1%	33%	24%	50%	36%	50%	36%
BCP V	-26%	-10%	-	1%	11%	9%	10%	8%
BCP VI	-27%	-23%	6%	5%	24%	18%	13%	9%
BCP VII	-14%	-12%	4%	2%	66%	47%	16%	9%
BCP Asia	-1%	-2%	N/M	N/M	190%	88%	37%	15%
BEP I	-47%	-40%	11%	9%	22%	17%	11%	8%
BEP II	-50%	-51%	-	-	74%	64%	-17%	-24%
BCOM	1%	-	-9%	-9%	13%	6%	13%	6%
BCEP	-6%	-5%	4%	3%	41%	36%	12%	10%
BIP	-11%	-11%	N/M	N/M	N/A	N/A	-12%	-18%
Clarus IV	2%	1%	N/M	N/M	48%	18%	46%	23%
Tactical Opportunities	-20%	-18%	4%	3%	23%	18%	9%	5%
Tactical Opportunities Co-Investment and Other	-11%	-10%	1%	1%	26%	23%	12%	11%
Strategic Partners I-V (b)	2%	1%	1%	-	N/A	N/A	16%	13%
Strategic Partners VI (b)	-1%	-2%	2%	2%	N/A	N/A	20%	15%
Strategic Partners VII (b)	-	-	7%	5%	N/A	N/A	27%	21%
Strategic Partners Real Assets II (b)	4%	3%	5%	4%	N/A	N/A	22%	16%
Strategic Partners Real Estate, SMA and Other (b)	2%	1%	3%	3%	N/A	N/A	20%	16%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

N/M	Not meaningful generally due to the limited time since initial investment.

N/A	Not applicable.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.

(b)	Realizations are treated as return of capital until fully recovered and therefore inception to date realized returns are not applicable. If information is not available on a timely basis, returns are calculated from results that are reported on a three month lag and therefore do not include the impact of economic and market activities in the quarter in which such events occur.

The corporate private equity funds within the Private Equity segment have seven funds with closed investment periods: BCP IV, BCP V, BCP VI, BCP VII, BCOM, BEP I and BEP II. As of March 31, 2020, BCP IV was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes based on the timings of fund closings, the BCP V “main fund” and BCP
 V-AC
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
is above its carried interest threshold. BCP VI and BCP VII are currently above their respective carried interest threshold. BCOM is currently above its carried interest threshold. We are entitled to retain previously realized carried interest up to 20% of BCOM’s net gains. As a result, Performance Revenues are recognized from BCOM on current period gains and losses. BEP I and BEP II are currently below their respective carried interest thresholds.
Hedge Fund Solutions
The following table presents the results of operations for our Hedge Fund Solutions segment:

	Three Months Ended
	March 31,		2020 vs. 2019
	2020	2019	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$139,656	$137,328	$2,328	2%
Transaction and Other Fees, Net	758	318	440	138%
Management Fee Offsets	(42)	—	(42)	N/M

Total Management Fees, Net	140,372	137,646	2,726	2%
Fee Related Compensation	(46,191)	(42,954)	(3,237)	8%
Other Operating Expenses	(18,667)	(17,885)	(782)	4%

Fee Related Earnings	75,514	76,807	(1,293)	-2%

Realized Performance Revenues	1,767	4,091	(2,324)	-57%
Realized Performance Compensation	(945)	(1,413)	468	-33%
Realized Principal Investment Loss	(609)	(283)	(326)	115%

Net Realizations	213	2,395	(2,182)	-91%

Segment Distributable Earnings	$75,727	$79,202	$(3,475)	-4%

N/M    Not meaningful.
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Segment Distributable Earnings were $75.7 million for the three months ended March 31, 2020, a decrease of $3.5 million, compared to $79.2 million for the three months ended March 31, 2019. The decrease in Segment Distributable Earnings was primarily attributable to decreases of $1.3 million in Fee Related Earnings and $2.2 million in Net Realizations.
Segment Distributable Earnings in our Hedge Fund Solutions segment in the first quarter of 2020 were lower compared to the first quarter of 2019. This decrease was primarily driven by a decrease in Fee Related Earnings due to an increase in Fee Related Compensation and Other Operating Expenses and a decrease in Realized Performance Revenues due to lower returns in customized solutions. The
COVID-19
pandemic and related public health restrictions and shutdowns of non-essential
businesses have caused severe disruption in the U.S. and global economies and, combined with historic dislocation in the energy markets, have adversely impacted and will likely continue to adversely impact the performance of our Hedge Fund Solutions segment, particularly as a result of significant declines in public securities and distress in the structured credit and mortgage markets. Furthermore, although global growth will clearly be significantly negatively impacted by the

COVID-19

pandemic, the ultimate length of the period of economic contraction or recession is uncertain. This poses further material risk to the Hedge Fund Solutions segment, including by causing investors to seek liquidity in the form of redemptions from our funds and adversely impacting Incentive Fees. Segment Distributable Earnings in the Hedge Fund Solutions segment would likely be further negatively impacted if the current significant decline in global, regional or sector asset prices as a result of the
COVID-19
pandemic is sustained, or in the event of a prolonged weak equity market environment. The
COVID-19
pandemic has also caused significant dislocation and limited the liquidity of certain assets traded in the credit markets, which has impacted, and if sustained will likely continue to impact, the value of certain assets held by our funds, such funds’ ability to sell such assets at attractive prices or in a timely manner in order to avoid losses and the likelihood of margin calls from credit providers. In addition, given market turbulence, we expect fundraising in our Hedge Fund Solutions segment to continue, but now at a slower pace, which may result in a delay in management fees. See “Part II. Item 1A. Risk Factors — The global outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economies and is adversely impacting, and may continue to adversely impact, our performance and results of operations.” in this Quarterly Report on Form
 10-Q
and “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Hedge fund investments are subject to numerous additional risks.” and the market and economic conditions risk factors in our Annual Report on Form
 10-K
for the year ended December 31, 2019. In an equity market environment that has been in recent years, prior to the
COVID-19
pandemic, characterized by relatively low volatility, investors may choose to reallocate capital away from traditional hedge fund strategies. Our Hedge Fund Solutions segment operates multiple business lines, manages strategies that are both long and short asset classes and generates a majority of its revenue through management fees. In that regard, the segment’s revenues will depend in part on our ability to successfully grow such existing diverse business lines and strategies, and identify new ones to meet evolving investor appetites. Over time we anticipate an increasing change in the mix of our product offerings to products whose performance-based fees represent a more significant proportion of the fees than has historically been the case for such products.
Fee Related Earnings
Fee Related Earnings were $75.5 million for the three months ended March 31, 2020, a decrease of $1.3 million, compared to $76.8 million for the three months ended March 31, 2019. The decrease in Fee Related Earnings was primarily attributable to an increase of $3.2 million in Fee Related Compensation, partially offset by an increase of $2.7 million in Management Fees, Net.
Fee Related Compensation was $46.2 million for the three months ended March 31, 2020, an increase of $3.2 million, compared to $42.9 million for the three months ended March 31, 2019. The increase was primarily due to an increase in Management Fees, Net, on which a portion of Fee Related Compensation is based.
Management Fees, Net were $140.4 million for the three months ended March 31, 2020, an increase of $2.7 million, compared to $137.6 million for the three months ended March 31, 2019. The increase was primarily due to an increase in Base Management Fees. Base Management Fees were $139.7 million for the three months ended March 31, 2020, an increase of $2.3 million, compared to $137.3 million for the three months ended March 31, 2019, primarily driven by an increase in
Fee-Earning
Assets Under Management in our individual investor and specialized solutions platform for the first two months of the quarter ended March 31, 2020.
Net Realizations
Net Realizations were $0.2 million for the three months ended March 31, 2020, a decrease of $2.2 million, compared to $2.4 million for the three months ended March 31, 2019. The decrease in Net Realizations was primarily attributable to a decrease of $2.3 million in Realized Performance Revenues, partially offset by a decrease of $0.5 million in Realized Performance Compensation.
Realized Performance Revenues were $1.8 million for the three months ended March 31, 2020, a decrease of $2.3 million, compared to $4.1 million for the three months ended March 31, 2019. The decrease was primarily driven by lower returns in customized solutions, compared to the three months ended March 31, 2019.

Realized Performance Compensation was $0.9 million for the three months ended March 31, 2020, a decrease of $0.5 million, compared to $1.4 million for the three months ended March 31, 2019. The decrease was due to a decrease in Realized Performance Revenues.
Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance		Estimated % Above
	Eligible Assets Under		High Water Mark/
	Management		Benchmark (a)
	As of March 31,		As of March 31,
	2020	2019	2020	2019
	(Dollars in Thousands)
Hedge Fund Solutions Managed Funds (b)	$39,406,514	$43,705,601	4%	76%

(a)	Estimated % Above High Water Mark/Benchmark represents the percentage of Invested Performance Eligible Assets Under Management that as of the dates presented would earn performance fees when the applicable Hedge Fund Solutions managed fund has positive investment performance relative to a benchmark, where applicable. Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark or clear a benchmark return, thereby resulting in an increase in Estimated % Above High Water Mark/Benchmark.

(b)	For the Hedge Fund Solutions managed funds, at March 31, 2020, the incremental appreciation needed for the 96% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $4.7 billion, an increase of $4.2 billion, compared to $480.9 million at March 31, 2019. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks as of March 31, 2020, 13% were within 5% of reaching their respective High Water Mark.

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
The following table presents the return information of the BAAM Principal Solutions Composite:

	Three				Average Annual Returns (a)
	Months Ended				Periods Ended
	March 31,				March 31, 2020
	2020		2019		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Principal Solutions Composite (b)	-9%	-9%	3%	3%	-4%	-5%	2%	1%	3%	2%	6%	5%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.

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

Credit & Insurance
The following table presents the results of operations for our Credit & Insurance segment:

	Three Months Ended
	March 31,		2020 vs. 2019
	2020	2019	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$145,328	$140,528	$4,800	3%
Transaction and Other Fees, Net	5,470	3,630	1,840	51%
Management Fee Offsets	(2,896)	(3,341)	445	-13%

Total Management Fees, Net	147,902	140,817	7,085	5%
Fee Related Performance Revenues	7,915	1,103	6,812	618%
Fee Related Compensation	(69,409)	(58,674)	(10,735)	18%
Other Operating Expenses	(38,741)	(32,239)	(6,502)	20%

Fee Related Earnings	47,667	51,007	(3,340)	-7%

Realized Performance Revenues	9,670	8,897	773	9%
Realized Performance Compensation	(2,322)	(3,371)	1,049	-31%
Realized Principal Investment Income	3,252	3,183	69	2%

Net Realizations	10,600	8,709	1,891	22%

Segment Distributable Earnings	$58,267	$59,716	$(1,449)	-2%

N/M    Not meaningful.
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Segment Distributable Earnings were $58.3 million for the three months ended March 31, 2020, a decrease of $1.4 million, compared to $59.7 million for the three months ended March 31, 2019. The decrease in Segment Distributable Earnings was primarily attributable to a decrease of $3.3 million in Fee Related Earnings, partially offset by an increase of $1.9 million in Net Realizations.
Segment Distributable Earnings in our Credit & Insurance segment in the first quarter of 2020 were lower compared to the first quarter of 2019, driven by lower Fee Related Earnings due to an increase in Fee Related Compensation. The
COVID-19
pandemic and related public health restrictions and shutdowns of non-essential
businesses have caused severe disruption in the U.S. and global economies and, combined with historic dislocation in the energy markets, have adversely impacted and will likely continue to adversely impact the performance of our Credit & Insurance segment, particularly as a result of significant declines in the unrealized valuations of energy investments and volatility in leveraged loan and high yield markets. Furthermore, although global growth will clearly be significantly negatively impacted by the
COVID-19
pandemic, the ultimate length of the period of economic contraction or recession is uncertain. This poses further material risk to the Credit & Insurance segment, including by putting additional pressure on the ability of borrowers to meet their debt payment obligations or increased focus of companies on deleveraging. In energy, significant market dislocation, including as a result of the COVID-19 pandemic, has severely exacerbated already weakened market fundamentals, particularly in upstream energy. An increased focus on energy sustainability, including potential alternatives to fossil fuels, has also exacerbated the impact of such weakened market fundamentals.

The persistence of these weakened market fundamentals in the energy sector or in the credit markets more broadly would further negatively impact the performance of certain investments in our credit funds. Energy investments represent 13% and upstream energy represents 3% of the Credit & Insurance segment’s overall investment portfolio, although energy investments and upstream investments represent only 7% and less than 2%, respectively, of Blackstone’s investment portfolio on an aggregate basis. The
COVID-19
pandemic has also caused significant dislocation and limited the liquidity of certain assets traded in the credit markets, which has impacted, and if sustained will likely continue to impact, the value of certain assets held by our funds and such funds’ ability to sell such assets at attractive prices or in a timely manner, each of which would adversely impact performance revenues in our Credit & Insurance segment.
The COVID-19 pandemic and such other conditions are expected to limit realization opportunities for the Credit & Insurance segment at least over the course of the next year, which is a factor that may contribute to an adverse impact on Realized Performance Revenues in future periods. In addition, given market turbulence, we expect fundraising in our Credit & Insurance segment to continue, but now at a slower pace, which may result in a delay in management fees. See “Part II. Item 1A. Risk Factors — The global outbreak of the novel coronavirus, or

COVID-19,

has caused severe disruptions in the U.S. and global economies and is adversely impacting, and may continue to adversely impact, our performance and results of operations.” in this Quarterly Report on Form
 10-Q

and the market and economic conditions risk factors in our Annual Report on Form
 10-K

for the year ended December 31, 2019.
Fee Related Earnings
Fee Related Earnings were $47.7 million for the three months ended March 31, 2020, a decrease of $3.3 million, compared to $51.0 million for the three months ended March 31, 2019. The decrease in Fee Related Earnings was primarily attributable to increases of $10.7 million in Fee Related Compensation and $6.5 million in Other Operating Expenses, partially offset by increases of $7.1 million in Management Fees, Net and $6.8 million in Fee Related Performance Revenues.
Fee Related Compensation was $69.4 million for the three months ended March 31, 2020, an increase of $10.7 million, compared to $58.7 million for the three months ended March 31, 2019. The increase was primarily due to increases in Management Fees, Net and Fee Related Performance Revenues, on which a portion of Fee Related Compensation is based.
Other Operating Expenses were $38.7 million for the three months ended March 31, 2020, an increase of $6.5 million, compared to $32.2 million for the three months ended March 31, 2019. The increase was primarily due to placement fees for new business initiatives, including our BDC, as well as the launch of middle office platforms for BIS.
Management Fees, Net were $147.9 million for the three months ended March 31, 2020, an increase of $7.1 million, compared to $140.8 million for the three months ended March 31, 2019, primarily driven by an increase in Base Management Fees. Base Management Fees were $145.3 million for the three months ended March 31, 2020, an increase of $4.8 million, compared to $140.5 million for the three months ended March 31, 2019. The increase was primarily due to increased capital deployed in our most recently launched credit funds and vehicles, including our BDC and new initiatives, partially offset by a decrease in Harvest.
Fee Related Performance Revenues were $7.9 million for the three months ended March 31, 2020, an increase of $6.8 million, compared to $1.1 million for the three months ended March 31, 2019. The increase was primarily due to the the ramp up of our BDC.
Net Realizations
Net Realizations were $10.6 million for the three months ended March 31, 2020, an increase of $1.9 million, compared to $8.7 million for the three months ended March 31, 2019. The increase in Net Realizations was primarily attributable to a decrease of $1.0 million in Realized Performance Compensation and an increase of $0.8 million in Realized Performance Revenues.
Realized Performance Compensation was $2.3 million for the three months ended March 31, 2020, a decrease of $1.0 million, compared to $3.4 million for the three months ended March 31, 2019. The decrease was due to less compensation associated with the specific funds that generated Realized Performance Revenues.

Realized Performance Revenues were $9.7 million for the three months ended March 31, 2020, an increase of $0.8 million, compared to $8.9 million for the three months ended March 31, 2019. The increase was primarily attributable to the crystallization of performance revenues from a separately managed account.
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
The following table presents the return information for the Credit Composite:

	Three Months Ended March 31,				March 31, 2020
	2020		2019		Inception to Date
Composite (a)	Gross	Net	Gross	Net	Gross	Net
Credit Composite (b)	-14%	-13%	4%	4%	8%	5%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Allocations, net of tax advances.

(b)	Effective January 1, 2020, Credit returns have been redefined to present a composite return instead of separate returns for performing credit strategies and distressed strategies. The Credit Composite now also includes the long only strategy. The Credit Composite return is a weighted-average of (a) the return based on the combined quarterly cash flows of performing credit and distressed fee-earning
funds and (b) the weighted-average quarterly return of all long only strategy fee-earning
funds. Only
fee-earning
funds exceeding $100 million of fair value at the beginning of each respective quarter end are included and funds in liquidation are excluded. Credit returns exclude Blackstone Funds that were contributed to GSO as part of Blackstone’s acquisition of GSO in March 2008 and the pre-acquisition
date performance for funds and vehicles acquired by GSO subsequent to March 2008. The inception to date returns are from December 31, 2005. Prior periods have been updated to reflect this presentation. Performing Credit gross returns were (17)%, 4% and 13% for the three months ended March 31, 2020, the three months ended March 31, 2019 and inception to date March 31, 2020, respectively. Performing Credit net returns were (14)%, 3% and 7% for the three months ended March 31, 2020, the three months ended March 31, 2019 and inception to date March 31, 2020, respectively. Distressed Strategies gross returns were (32)%, 4% and 8% for the three months ended March 31, 2020, the three months ended March 31, 2019 and inception to date March 31, 2020, respectively. Distressed Strategies net returns were (30)%, 3% and 3% for the three months ended March 31, 2020, the three months ended March 31, 2019 and inception to date March 31, 2020, respectively.

As of March 31, 2020, there was $4.6 billion of Performance Eligible Assets Under Management invested in Credit & Insurance strategies that were above the hurdle necessary to generate Incentive Fees or Performance Allocations. This represented 10% of the total Performance Eligible Assets Under Management across all Credit & Insurance strategies.
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
non-controlling
interests.

(d)	This adjustment removes Unrealized Performance Revenues on a segment basis. The Segment Adjustment represents the add back of performance revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation.

	Three Months Ended March 31,
	2020	2019
	(Dollars in Thousands)
GAAP Unrealized Performance Allocations	$(3,453,081)	$663,999
Segment Adjustment	(365)	334

Unrealized Performance Revenues	$(3,453,446)	$664,333

(e)	This adjustment removes Unrealized Performance Allocations Compensation.
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
non-controlling
interests.

	Three Months Ended March 31,
	2020	2019
	(Dollars in Thousands)
GAAP Unrealized Principal Investment Income (Loss)	$(959,365)	$169,044
Segment Adjustment	342,755	(29,119)

Unrealized Principal Investment Income (Loss)	$(616,610)	$139,925

(g)	This adjustment removes Other Revenues on a segment basis. The Segment Adjustment represents (1) the add back of Other Revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of certain Transaction-Related Charges.

	Three Months Ended March 31,
	2020	2019
	(Dollars in Thousands)
GAAP Other Revenue	$138,180	$10,250
Segment Adjustment	(29)	2,939

Other Revenues	$138,151	$13,189

(h)	This adjustment removes Equity-Based Compensation on a segment basis.

(i)	Taxes represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and adjusted to exclude the tax impact of any divestitures. Related Payables represent tax-related
payables including the amount payable under the Tax Receivable Agreement.

	Three Months Ended March 31,
	2020	2019
	(Dollars in Thousands)
Taxes	$16,274	$15,344
Related Payables	6,779	13,695

Taxes and Related Payables	$23,053	$29,039

(j)	This adjustment removes Interest and Dividend Revenue less Interest Expense on a segment basis. The Segment Adjustment represents (1) the add back of Other Revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of interest expense associated with the Tax Receivable Agreement.

	Three Months Ended March 31,
	2020	2019
	(Dollars in Thousands)
GAAP Interest and Dividend Revenue	$35,084	$44,084
Segment Adjustment	2,515	2,615

Interest and Dividend Revenue	37,599	46,699

GAAP Interest Expense	41,644	42,002
Segment Adjustment	(104)	(364)

Interest Expense	41,540	41,638

Net Interest Income (Loss)	$(3,941)	$5,061

(k)	This adjustment removes the total segment amounts of Realized Performance Revenues.
(l)	This adjustment removes the total segment amounts of Realized Performance Compensation.
(m)	This adjustment removes the total segment amount of Realized Principal Investment Income.
(n)	This adjustment adds back Interest Expense on a segment basis.

The following tables are a reconciliation of Total GAAP Investments to Net Accrued Performance Revenues. Total GAAP Investments and Net Accrued Performance Revenues consist of the following:

	March 31,
	2020	2019
	(Dollars in Thousands)
Investments of Consolidated Blackstone Funds	$7,275,752	$8,603,847
Equity Method Investments
Partnership Investments	3,553,538	3,815,993
Accrued Performance Allocations	3,761,585	6,486,450
Corporate Treasury Investments	1,653,950	2,005,174
Other Investments	185,876	269,486

Total GAAP Investments	$16,430,701	$21,180,950

Accrued Performance Allocations - GAAP	$3,761,585	$6,486,450
Impact of Consolidation (a)	19	374
Due From Affiliates - GAAP (b)	20,910	9,483
Less: Net Realized Performance Revenues (c)	(31,719)	(21,225)
Less: Accrued Performance Compensation - GAAP (d)	(1,563,672)	(2,638,374)

Net Accrued Performance Revenues	$2,187,123	$3,836,708

(a)	This adjustment adds back investments in consolidated Blackstone Funds which have been eliminated in consolidation.
(b)	Represents GAAP accrued performance revenue recorded within Due from Affiliates.
(c)	Represents Performance Revenues realized but not yet distributed as of the reporting date and are included in Distributable Earnings in the period they are realized.
(d)	Represents GAAP accrued performance compensation associated with Accrued Performance Allocations and is recorded within Accrued Compensation and Benefits and Due to Affiliates.
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

Total assets were $26.9 billion as of March 31, 2020, a decrease of $5.6 billion from December 31, 2019. The decrease in total assets was principally due to a decrease of $4.8 billion in total assets attributable to the consolidated operating partnerships. The decrease in total assets attributable to the consolidated operating partnerships was primarily due to a decrease of $4.9 billion in Investments. The decrease in Investments was primarily due to depreciation in the value of Blackstone’s interests in its real estate and private equity investments as a result of significant declines in the uncrealized valuations of investments in industries impacted by
COVID-19
and energy market dislocation. The other net variances of the assets attributable to the consolidated operating partnerships were relatively unchanged.
Total liabilities were $15.4 billion as of March 31, 2020, a decrease of $2.1 billion from December 31, 2019. The decrease in total liabilities was principally due to decreases of $1.4 billion in total liabilities attributable to the consolidated operating partnerships and $811.0 million in total liabilities attributable to consolidated Blackstone funds. The decrease in total liabilities attributable to the consolidated operating partnerships was primarily due to a decrease of $1.8 billion in Accrued Compensation and Benefits. The decrease in Accrued Compensation and Benefits was due to a decrease in performance compensation. The decrease in total liabilities attributable to consolidated Blackstone funds was primarily due to a decrease of $662.2 million in Loans Payable. The decrease in Loans Payable was due to depreciation in the value of Blackstone’s CLOs. The depreciation was due to the market and economic impacts of
COVID-19.
The other net variances of the liabilities attributable to the consolidated operating partnerships were relatively unchanged.
We have multiple sources of liquidity to meet our capital needs as described in “— Sources and Uses of Liquidity”. While our liquidity has not been materially impacted by the COVID-19 pandemic to date, we continue to closely monitor developments in the impact of the COVID-19 pandemic and actively evaluate our sources and uses of liquidity in light of such developments.
Sources and Uses of Liquidity
We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in our businesses, the proceeds from our issuances of senior notes, liquid investments we hold on our balance sheet and access to our $1.6 billion committed revolving credit facility. As of March 31, 2020, Blackstone had $2.1 billion in cash and cash equivalents, $1.7 billion invested in corporate treasury investments, against $4.7 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.
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
We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses which principally includes funding our general partner and co-investment
commitments to our funds, (b) provide capital to facilitate our expansion into new businesses, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes, (g) repurchase shares of our common stock and Blackstone Holdings Partnership Units pursuant to our repurchase program, and (h) pay dividends to our shareholders and distributions to the holders of Blackstone Holdings Partnership Units.

Our own capital commitments to our funds, the funds we invest in and our investment strategies as of March 31, 2020 consisted of the following:

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner		Professionals (a)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment
	(Dollars in Thousands)
Real Estate
BREP VII	$300,000	$41,298	$100,000	$13,766
BREP VIII	300,000	55,262	100,000	18,421
BREP IX	300,000	231,271	100,000	77,090
BREP Europe III	100,000	13,231	35,000	4,631
BREP Europe IV	130,000	23,540	43,333	7,847
BREP Europe V	150,000	33,210	43,333	9,594
BREP Europe VI	130,000	115,615	43,333	38,538
BREP Asia I	50,000	14,806	16,667	4,935
BREP Asia II	70,707	46,479	23,569	15,493
BREDS II	50,000	6,227	16,667	2,076
BREDS III	50,000	22,469	16,667	7,490
BREDS IV	50,000	50,000	—	—
BPP	74,688	8,024	—	—
Other (b)	16,195	9,347	—	—

Total Real Estate	1,771,590	670,779	538,569	199,881

Private Equity
BCP V	629,356	30,642	—	—
BCP VI	719,718	82,287	250,000	28,583
BCP VII	500,000	119,300	225,000	53,685
BCP VIII	500,000	500,000	225,000	225,000
BEP I	50,000	4,728	—	—
BEP II	80,000	4,922	26,667	1,641
BEP III	80,000	77,555	26,667	25,852
BCEP	120,000	35,179	18,992	5,568
BCEP II	94,480	94,480	19,274	19,274
BCP Asia	40,000	26,675	13,333	8,892
Tactical Opportunities	403,590	199,743	134,530	66,581
Strategic Partners	739,618	465,955	90,628	52,299
BIP	168,632	139,709	—	—
BXLS	90,500	85,915	26,667	26,667
Other (b)	274,735	37,069	—	—

Total Private Equity	4,490,629	1,904,159	1,056,758	514,042

continued...

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner		Professionals (a)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment
	(Dollars in Thousands)
Hedge Fund Solutions
Strategic Alliance I	$50,000	$2,033	$—	$—
Strategic Alliance II	50,000	1,482	—	—
Strategic Alliance III	22,000	9,235	—	—
Strategic Holdings I	154,610	66,076	—	—
Strategic Holdings II	50,000	50,000	—	—
Other (b)	3,639	1,877	—	—

Total Hedge Fund Solutions	330,249	130,703	—	—

Credit & Insurance
Mezzanine / Opportunistic II	120,000	30,218	110,101	27,726
Mezzanine / Opportunistic III	130,783	63,823	30,992	15,652
European Senior Debt I	63,000	16,547	56,992	14,969
European Senior Debt II	92,546	87,521	25,423	24,521
Stressed / Destressed I	50,000	4,869	27,666	2,694
Stressed / Destressed II	125,000	51,695	119,959	49,610
Stressed / Destressed III	151,000	119,279	31,805	26,792
Energy I	80,000	38,026	74,739	35,526
Energy II	150,000	139,917	27,668	25,970
Credit Alpha Fund	52,102	7,465	50,394	7,221
Credit Alpha Fund II	25,500	15,614	6,034	3,775
Blackstone / GSO Secured Lending	64,500	23,220	—	—
Other (b)	164,271	45,591	21,548	3,849

Total Credit & Insurance	1,268,702	643,785	583,321	238,305

Other
Treasury (c)	97,862	32,428	—	—

	$7,959,032	$3,381,854	$2,178,648	$952,228

(a)	For some of the general partner commitments shown in the table above, we require our senior managing directors and certain other professionals to fund a portion of the commitment even though the ultimate obligation to fund the aggregate commitment is ours pursuant to the governing agreements of the respective funds. The amounts of the aggregate applicable general partner original and remaining commitment are shown in the table above. In addition, certain senior managing directors and other professionals may be required to fund a de minimis amount of the commitment in certain carry funds. We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described above will be more than sufficient to fund our working capital requirements.
(b)	Represents capital commitments to a number of other funds in each respective segment.
(c)	Represents loan origination commitments, which are typically funded within 60-90 days of making a commitment, revolver commitments and capital market commitments.

As of March 31, 2020, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of Blackstone, had issued and outstanding the following senior notes (collectively the “Notes”):

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

$4,654,650

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
During the three months ended March 31, 2020, we repurchased 5.0 million shares of our Class A common stock as part of the repurchase program at a total cost of $253.5 million. As of March 31, 2020, the amount remaining available for repurchases under the program was $527.7 million.

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
The following graph shows fiscal quarterly and annual per common shareholder dividends for 2019 and 2020. Dividends are declared and paid in the quarter subsequent to the quarter in which they are earned.

With respect to the first quarter of fiscal year 2020, we paid to shareholders of our Class A common stock a dividend of $0.39 per share. With respect to fiscal year 2019, we paid shareholders aggregate dividends of $1.95 per Class A common stock.
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
Generally the funds in our Private Equity segment, our opportunistic real estate funds, funds of hedge funds and certain credit-focused funds have not utilized substantial leverage at the fund level other than for (a) short-term borrowings between the date of an investment and the receipt of capital from the investing fund’s investors, and (b) long-term borrowings for certain investments in aggregate amounts which are generally 1% to 30% of the capital commitments of the respective fund. Our carry funds make direct or indirect investments in companies that utilize leverage in their capital structure. The degree of leverage employed varies among portfolio companies.
Certain of our Real Estate debt hedge funds, Hedge Fund Solutions funds and credit-focused
funds use leverage in order to obtain additional market exposure, enhance returns on invested capital and/or to bridge short-term cash needs. The forms of leverage primarily employed by these funds include purchasing securities on margin, utilizing collateralized financing and using derivative instruments.
The following table presents information regarding these financial instruments in our Condensed Consolidated Statements of Financial Condition:

		Securities
	Repurchase	Sold, Not Yet
	Agreements	Purchased
	(Dollars in Millions)
Balance, March 31, 2020	$105.1	$51.5
Balance, December 31, 2019	$154.1	$75.5
Three Months Ended March 31, 2020
Average Daily Balance	$134.9	$70.8
Maximum Daily Balance	$152.8	$75.7

Contractual Obligations, Commitments and Contingencies
The following table sets forth information relating to our contractual obligations as of March 31, 2020 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

	April 1, 2020 to
Contractual Obligations	December 31, 2020	2021-2022	2023-2024	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$53,337	$193,278	$186,790	$273,861	$707,266
Purchase Obligations	35,529	39,263	3,677	—	78,469
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	400,000	4,254,650	4,654,650
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	107,965	292,630	264,130	1,888,420	2,553,145
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	215	—	—	6,852,598	6,852,813
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	165,889	442,370	442,370	1,180,458	2,231,087
Blackstone Funds Capital Commitments to Investee Funds (f)	148,781	—	—	—	148,781
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (g)	—	91,344	76,183	557,071	724,598
Unrecognized Tax Benefits, Including Interest and Penalties (h)	—	932	—	—	932
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (i)	3,381,854	—	—	—	3,381,854

Consolidated Contractual Obligations	3,893,570	1,059,817	1,373,150	15,007,058	21,333,595
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	(215)	—	—	(6,852,598)	(6,852,813)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	(165,889)	(442,370)	(442,370)	(1,180,458)	(2,231,087)
Blackstone Funds Capital Commitments to Investee Funds (f)	(148,781)	—	—	—	(148,781)

Blackstone Operating Entities Contractual Obligations	$3,578,685	$617,447	$930,780	$6,974,002	$12,100,914

(a)	We lease our primary office space and certain office equipment under agreements that expire through 2030. Occupancy lease agreements, in addition to contractual rent payments, generally include additional payments for certain costs incurred by the landlord, such as building expenses, and utilities. To the extent these are fixed or determinable they are included in the table above. The table above includes operating leases that are recognized as Operating Lease Liabilities, short-term leases that are not recorded as Operating Lease Liabilities and leases that have been signed but not yet commenced which are not recorded as Operating Lease Liabilities. The amounts in this table are presented net of contractual sublease commitments.
(b)	Represents the principal amount due on the senior notes we issued. As of March 31, 2020, we had no outstanding borrowings under our revolver.

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
pre-payments
will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of March 31, 2020, at spreads to market rates pursuant to the financing agreements, and range from 2.2% to 8.2%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.

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
non-controlling
interest holders.

(h)	The total represents gross unrecognized tax benefits of $0.5 million and interest and penalties of $0.5 million. In addition Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $26.6 million and interest of $2.4 million, therefore, such amounts are not included in the above contractual obligations table.

(i)	These obligations represent commitments by us to provide general partner capital funding to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments. These amounts are generally due on demand and are therefore presented in the less than one year category; however, a substantial amount of the capital commitments are expected to be called over the next three years. We expect to continue to make these general partner capital commitments as we raise additional amounts for our investment funds over time.

Guarantees
Blackstone and certain of its consolidated funds provide financial guarantees. The amounts and nature of these guarantees are described in Note 17. “Commitments and Contingencies — Contingencies — Guarantees” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
Indemnifications
In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of March 31, 2020.
Clawback Obligations
Performance Allocations are subject to clawback to the extent that the Performance Allocations received to date with respect to a fund exceeds the amount due to Blackstone based on cumulative results of that fund. The actual clawback liability, however, generally does not become realized until the end of a fund’s life except for certain Blackstone real estate funds, multi-asset class investment funds and credit-focused funds, which may have an interim clawback liability. The lives of the carry funds, including available contemplated extensions, for which a liability for potential clawback obligations has been recorded for financial reporting purposes, are currently anticipated to expire at various points through 2029. Further extensions of such terms may be implemented under given circumstances.

For financial reporting purposes, when applicable, the general partners record a liability for potential clawback obligations to the limited partners of some of the carry funds due to changes in the unrealized value of a fund’s remaining investments and where the fund’s general partner has previously received Performance Allocation distributions with respect to such fund’s realized investments.
As of March 31, 2020, the total clawback obligations were $295.0 million, of which $230.5 million was related to Blackstone Holdings and $64.5 million was related to current and former Blackstone personnel. The split of clawback between Blackstone Holdings and current and former personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis. The increase in contingent obligations related to clawback for the period ended March 31, 2020 was driven by unrealized depreciation in the fair value of certain underlying fund investments driven by the impact of
COVID-19
and energy market dislocation.
If, at March 31, 2020, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $3.8 billion, on an after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $3.5 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote. See Note 16. “Related Party Transactions” and Note 17. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
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
Principles of Consolidation
For a description of our accounting policy on consolidation, see Note 2. “Summary of Significant Accounting Policies — Consolidation” and Note 9. “Variable Interest Entities” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing for detailed information on Blackstone’s involvement with VIEs. The following discussion is intended to provide supplemental information about how the application of consolidation principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.
The determination that Blackstone holds a controlling financial interest in a Blackstone Fund or investment vehicle significantly changes the presentation of our Condensed Consolidated Financial Statements. In our Condensed Consolidated Statements of Financial Position included in this filing, we present 100% of the assets and liabilities of consolidated VIEs along with a non-controlling
interest which represents the portion of the consolidated vehicle’s interests held by third parties. However, assets of our consolidated VIEs can only be used to settle obligations of the consolidated VIE and are not available for general use by Blackstone. Further, the liabilities of our consolidated VIEs do not have recourse to the general credit of Blackstone. In the Condensed Consolidated Statements of Operations, we eliminate any management fees, Incentive Fees, or Performance Allocations received or accrued from consolidated VIEs as they are considered intercompany transactions. We recognize 100% of the consolidated VIE’s investment income (loss) and allocate the portion of that income (loss) attributable to third party ownership to non-controlling
interests in arriving at Net Income Attributable to The Blackstone Group Inc.
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

Revenue Recognition
For a description of our accounting policy on revenue recognition, see Note 2. “Summary of Significant Accounting Policies — Revenue Recognition” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements”. For additional description of the nature of our revenue arrangements, including how management fees, Incentive Fees, and Performance Allocations are generated, please refer to “Part I. Item 1. Business — Fee Structure/Incentive Arrangements” in our Annual Report on Form
 10-K
for the year ended December 31, 2019. The following discussion is intended to provide supplemental information about how the application of revenue recognition principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.
Management and Advisory Fees, Net
— Blackstone earns base management fees from the investors in each of its managed funds and investment vehicles, at a fixed percentage of a calculation base which is typically assets under management, net asset value, total assets, committed capital or invested capital. The range of management fee rates and the calculation base from which they are earned, generally, are as follows:
On private equity, real estate, and certain of our hedge fund solutions and credit-focused funds:
•	0.25% to 1.75% of committed capital or invested capital during the investment period,

•	0.25% to 1.50% of invested capital, committed capital and investment fair value subsequent to the investment period for private equity and real estate funds, and

•	0.75% to 1.50% of invested capital or net asset value subsequent to the investment period for certain of our hedge fund solutions and credit-focused funds.

On real estate, credit and
MLP-focused
funds structured like hedge funds:
•	0.24% to 1.50% of net asset value.

On credit and
MLP-focused
separately managed accounts:
•	0.24% to 1.50% of net asset value or total assets.

On real estate separately managed accounts:
•	0.65% to 2.00% of invested capital, net operating income or net asset value.

On funds of hedge funds, certain hedge funds and separately managed accounts invested in hedge funds:
•	0.25% to 1.50% of net asset value.

On CLO vehicles:
•	0.40% to 0.65% of the aggregate par amount of collateral assets, including principal cash.

On credit-focused registered and
non-registered
investment companies:
•	0.35% to 1.50% of total assets or net asset value.

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

Fair Value
Blackstone uses fair value throughout the reporting process. For a description of our accounting policies related to valuation, see Note 2. “Summary of Significant Accounting Policies —
COVID-19
and Global Economic Conditions”, “Summary of Significant Accounting Policies — Fair Value of Financial Instruments” and “Summary of Significant Accounting Policies — Investments, at Fair Value” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. The following discussion is intended to provide supplemental information about how the application of fair value principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.
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
For investments valued utilizing the income method, and where Blackstone has information rights, we generally have a direct line of communication with each of the Portfolio Company finance teams and collect financial data used to support projections used in a discounted cash flow analysis. The respective businesses’ valuation team then analyzes the data received and updates the valuation models reflecting any changes in the underlying cash flow projections, weighted-average cost of capital, exit multiple, and any other valuation input relevant economic conditions.
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
directors.
The global outbreak of
COVID-19
required management to make significant judgments about the ultimate adverse impact of
COVID-19
on financial markets and economic conditions, which may substantially change over time. These judgments and estimates were incorporated into the valuation process outlined herein. Management’s policies were unchanged and critical processes were executed in a remote working environment.
Income Tax
For a description of our accounting policy on taxes see Note 2. “Summary of Significant Accounting Policies” in “Part II. Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2019. For additional information on taxes see Note 13. “Income Taxes” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing and Note 15. “Income Taxes” in “Part II. Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Interbank Offered Rates Transition
Certain jurisdictions are currently reforming or phasing out their Interbank Offered Rates (“IBORs”), including, without limitation, the London Interbank Offered Rates, Euro Interbank Offered Rate, Tokyo Interbank Offered Rate, Hong Kong Interbank Offered Rate and Singapore Interbank Offered Rate. The timing of the anticipated reforms or phase-outs vary by jurisdiction, with most of the reforms or phase-outs currently scheduled to take effect at the end of calendar year 2021. Blackstone is evaluating the operational impact of such changes on existing transactions and contractual arrangements and managing transition efforts. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Interest rates on our and our portfolio companies’ outstanding financial instruments might be subject to change based on regulatory developments, which could adversely affect our revenue, expenses and the value of those financial instruments.” in our Annual Report on Form
10-K
for the year ended December 31, 2019.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Our predominant exposure to market risk is related to our role as general partner or investment adviser to the Blackstone Funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, performance revenues and investment income.
Effect on Fund Management Fees
Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the fair value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the three months ended March 31, 2020 and March 31, 2019, the percentages of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	Three Months Ended March 31,
	2020	2019
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	34%	39%
Market Risk
The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of March 31, 2020 and March 31, 2019, we estimate that a 10% decline in fair value of the investments would result in the following declines in Management Fees, Performance Revenues, Net of Related Compensation Expense and Investment Income:

March 31,
	2020			2019
		Performance			Performance
		Revenues,			Revenues,
		Net of Related			Net of Related
	Management	Compensation	Investment	Management	Compensation	Investment
	Fees (a)	Expense (b)	Income (b)	Fees (a)	Expense (b)	Income (b)
(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$121,240	$1,270,751	$144,409	$119,049	$1,553,981	$172,363

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.
Total Assets Under Management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	March 31, 2020
	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Real Estate	$107,229,423	89%
Private Equity	$75,782,986	69%
Hedge Fund Solutions	$70,582,618	12%
Credit & Insurance	$66,048,221	31%
The fair value of our investments and securities can vary significantly based on a number of factors that take into consideration the diversity of the Blackstone Funds’ investment portfolio and on a number of factors and inputs such as similar transactions, financial metrics, and industry comparatives, among others. See “Part I. Item 1A. Risk Factors” in our Annual Report on Form
 10-K
for the year ended December 31, 2019. Also see “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value”. We believe these fair value amounts should be utilized with caution as our intent and strategy is to hold investments and securities until prevailing market conditions are beneficial for investment sales.

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
Exchange Rate Risk
The Blackstone Funds hold investments that are denominated in
non-U.S.
dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and
non-U.S.
dollar currencies. Additionally, a portion of our management fees are denominated in
non-U.S.
dollar currencies. We estimate that as of March 31, 2020 and March 31, 2019, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management Fees, Performance Revenues, Net of Related Compensation Expense and Investment Income:

March 31,
	2020			2019
		Performance			Performance
		Revenues,			Revenues,
		Net of Related			Net of Related
	Management	Compensation	Investment	Management	Compensation	Investment
	Fees (a)	Expense (b)	Income (b)	Fees (a)	Expense (b)	Income (b)
(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$35,125	$453,965	$39,834	$21,116	$391,498	$23,726

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.
Interest Rate Risk
Blackstone has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of March 31, 2020 and March 31, 2019, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	March 31,
	2020	2019
	(Dollars in Thousands)
Annualized Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates (a)	$—	$—

(a)	As of March 31, 2020 and 2019, Blackstone had no such debt obligations payable outstanding.
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

	March 31,
	2020			2019
	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets
	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$6,450	(a)	$23,938	$3,830	(a)	$28,158

(a)	As of March 31, 2020 and 2019, this represents 0.3% and 0.1% of our portfolio of liquid assets, respectively.

Blackstone has U.S. dollar and
non-U.S.
dollar based interest rate derivatives whose future cash flows and present value may be affected by movement in their respective underlying yield curves. We estimate that as of March 31, 2020 and March 31, 2019, a one percentage point increase parallel shift in global yield curves would result in the following impact on Other Revenue:

	March 31,
	2020	2019
	(Dollars in Thousands)
Annualized Increase (Decrease) in Other Revenue Due to a One Percentage Point Increase in Interest Rates	$(4,752)	$15,119

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
We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	March 31,
	2020	2019
	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$48,019	$75,148

(a)	As of March 31, 2020 and 2019, this represents 2.1% and 1.9% of our portfolio of liquid assets, respectively.

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
Part II.    Other Information
Item 1.  Legal Proceedings
We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. See “Part I. Item 1A. Risk Factors” in our Annual Report on Form
 10-K
for the year ended December 31, 2019. We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our consolidated financial statements. However, given the inherent unpredictability of these types of proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could have a material effect on Blackstone’s financial results in any particular period.
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
Item 1A.  Risk Factors
The global outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economies and is adversely impacting, and may continue to adversely impact, our performance and results of operations.
The global outbreak of
COVID-19
has spread to almost every country and every state in the United States. The World Health Organization has designated
COVID-19
as a pandemic, and numerous countries, including the United States, have declared national emergencies. The global impact of the outbreak continues to rapidly evolve, and many countries have instituted quarantines, restrictions on travel, closed financial markets and/or restricted trading, and closed or limited hours of operations of non-essential
businesses. Such actions are creating severe economic contraction and adversely impacting many industries. The International Monetary Fund stated that it is very likely that this year the global economy will experience its worst recession since the Great Depression. While a number of countries, as well as certain states in the United States, have begun to lift the public health restrictions with a view to reopening their economies, recurring
COVID-19
outbreaks could lead to the
re-introduction
of such restrictions. Moreover, even where restrictions have been lifted, self-imposed social distancing and isolation measures may continue for a more prolonged period due to public fears in the absence of effective treatments or a vaccine. Accordingly, it remains to be seen how quickly economic activity will resume even in economies where public health restrictions are lifted.
The
COVID-19
pandemic has already impacted, and will continue to impact, our business, financial condition, results of operations, liquidity and prospects materially. The pandemic is also exacerbating many of the risks described in our Annual Report on Form
 10-K
for the year ended December 31, 2019. We expect, at least in the near term, to experience a slowdown in fundraising, capital deployment and realization activity. Adverse impacts on our business as a result of the
COVID-19
pandemic include, but are not limited to:
•
Performance Revenues
. During the quarter ended March 31, 2020, our unrealized investment valuations, particularly our investments in the energy, hospitality, retail and leisure sectors, declined significantly from their valuations at December 31, 2019. Valuation declines in the first quarter of 2020 resulted in a significant decline in our Net Accrued Performance Revenues as of March 31, 2020 as compared to December 31, 2019 and, if such declines were sustained, would adversely impact our Realized Performance Revenues in future periods, including beyond this year. In addition, our ability to realize value from our investments may be adversely impacted by decreased portfolio company revenues and earnings, lack of potential buyers with financial resources to pursue an acquisition, or limited access to the equity capital markets. Limited opportunities for realizing gains could also delay or eliminate receipt of performance revenues as preferred return thresholds become harder to achieve over time. If the current economic environment persists and capital deployment opportunities remain limited, it may also cause a decline in the pace of investments, which may also eventually reduce our performance revenues.

•
Management Fees
. The
COVID-19
pandemic is
slowing our
anticipated fundraising pace for new or successor funds, which may result in delayed or decreased management fees. In addition, in light of the recent decline in public equity markets and other components of their investment portfolios, fund investors may become restricted by their asset allocation policies to invest in new or successor funds that we provide. As described above, we may also experience a decline in the pace of our investments and, if our funds are unable to deploy capital at a pace that is sufficient to offset the pace of our realizations, our fee revenues could decrease.

•
Investment Performance
. Many of our investments are in industries that are materially impacted by
COVID-19
and related public health restrictions. For example, our energy investments have been and could continue to be materially adversely impacted by supply and demand shocks that have created historic dislocation in the energy markets, including as a result of the
COVID-19
pandemic. Similarly, our investment in the hotel and retail sectors have experienced meaningful reductions in value as a result of the COVID-19 pandemic, and could continue to be adversely impacted. If the disruptions caused by
COVID-19
continue, the businesses of impacted portfolio companies could suffer materially, which would decrease the value of our funds’ investments. Furthermore, such negative market conditions could potentially result in a portfolio company entering bankruptcy proceedings, thereby potentially resulting in a complete loss of the fund’s investment in such portfolio company and a significant negative impact to the investment fund’s performance and consequently to our operating results and cash flow, as well as to our reputation.

•
Liquidity
. Our portfolio companies are also facing or may face in the future increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams, and limited access or higher cost of financing, which may result in potential impairment of our or our funds’ equity investments. Changes in the debt financing markets are impacting, or, if the volatility in financial market continues, may in the future impact, the ability of our portfolio companies to meet their respective financial obligations. In addition, borrowers of loans, notes and other credit instruments in our credit funds’ portfolios may be unable to meet their principal or interest payment obligations or satisfy financial covenants, and tenants leasing real estate properties owned by our funds may not be able to pay rents in a timely manner or at all, resulting in a decrease in value of our funds’ credit and real estate investments and lower than expected return. In addition, for variable rate instruments, lower reference rates resulting from government stimulus programs in response to
COVID-19
could lead to lower interest income for our credit funds. Further, dislocation and contraction of short-term liquidity in the credit markets has impacted, and if sustained will likely continue to impact, the value of credit assets held by our real estate debt and credit funds, such funds’ ability to sell assets at attractive prices or in a timely manner in order to avoid losses and the likelihood of margin calls. In addition, a sudden contraction of liquidity in the credit markets, including as a result of overwhelming desire for liquidity on the part of market participants, is likely to exacerbate the likelihood of forced sales of assets and margins calls, which would result in further declines in the value of assets.

•
Operational Risks
. An extended period of remote working by our employees could introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the
COVID-19
pandemic. In addition, third party service providers on whom we have become increasingly reliant for certain aspects of our business, including for the administration of certain funds, as well as for certain information systems and technology, including cloud-based services, could be impacted by an inability to perform due to
COVID-19
restrictions or by failures of, or attacks on, their information systems and technology.

•
Employee-Related Risks
.
COVID-19
presents a significant threat to our employees’ well-being. Our key employees or executive officers may become sick or otherwise unable to perform their duties for an extended period of time. In addition, extended public health restrictions and remote working arrangements may impact employee morale and productivity. In addition to any potential impact of such extended illness on our operations, we may be exposed to the risk of litigation by our employees against us for, among other things, failure to take adequate steps to protect their well-being, particularly in the event they become sick after a return to the office.

For a discussion of our other potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form
 10-K
for the year ended December 31, 2019 and in our subsequently filed Quarterly Reports on Form
 10-Q,
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
for the year ended December 31, 2019.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding repurchases of shares of our Class A common stock during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands) (b)
Jan. 1 - Jan. 31, 2020	—	$—	—	$781,182
Feb. 1 - Feb. 28, 2020	1,894,242	$60.97	1,888,887	$666,007
Mar. 1 - Mar. 31, 2020	3,074,995	$44.97	3,074,995	$527,714

	4,969,237		4,963,882

(a)	Represents the average price per share of shares purchased under the repurchase program.
(b)	On July 16, 2019, our board of directors authorized the repurchase of up to $1.0 billion of Class A common stock and Blackstone Holdings Partnership Units. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. See “Part I. Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 14. Earnings Per Share and Stockholder’s Equity” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources and Uses of Liquidity” for further information regarding this repurchase program.
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
Date:    May 8, 2020

The Blackstone Group Inc.

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and
Authorized Signatory)