Form 10-Q
period 2020-06-30
Blackstone Group Inc
filed 2020-08-10
CIK 1393818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
of the Exchange Act). Yes
☐
No
☒
As of July 31, 2020, there were 671,050,687 shares of Class A common stock, 1 share of Class B common stock and 1 share of Class C common stock of the registrant outstanding.

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to, among other things, our operations, taxes, earnings and financial performance, share repurchases and dividends. You can identify these forward-looking statements by the use of words such as “outlook,” “indicator,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to the impact of the novel coronavirus
(“COVID-19”),
as well as those described under the section entitled “Risk Factors” in our Annual Report on
Form 10-K
for the year ended December 31, 2019 and in our Quarterly Report on Form
10-Q
for the quarter ended March 31, 2020, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
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
This report does not constitute an offer of any Blackstone Fund.

Part I. Financial Information

Item 1.	Financial Statements
The Blackstone Group Inc.
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share Data)

	June 30,	December 31,
	2020	2019
Assets
Cash and Cash Equivalents	$1,976,512	$2,172,441
Cash Held by Blackstone Funds and Other	343,201	351,210
Investments (including assets pledged of $122,971 and $196,094 at June 30, 2020 and December 31, 2019, respectively)	18,973,373	22,281,682
Accounts Receivable	498,600	975,075
Due from Affiliates	2,431,512	2,594,873
Intangible Assets, Net	362,008	397,508
Goodwill	1,869,860	1,869,860
Other Assets	501,351	382,493
Right-of-Use Assets	568,663	471,059
Deferred Tax Assets	1,319,301	1,089,305
Total Assets	$28,844,381	$32,585,506

Liabilities and Equity
Loans Payable	$10,839,568	$11,080,723
Due to Affiliates	1,268,571	1,026,871
Accrued Compensation and Benefits	2,551,056	3,796,044
Securities Sold, Not Yet Purchased	51,395	75,545
Repurchase Agreements	80,620	154,118
Operating Lease Liabilities	637,946	542,994
Accounts Payable, Accrued Expenses and Other Liabilities	919,195	806,159
Total Liabilities	16,348,351	17,482,454

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	68,564	87,651

Equity
Stockholders’ Equity of The Blackstone Group Inc.
Class A Common Stock, $0.00001 par value, 90 billion shares authorized, (676,874,583 shares issued and outstanding as of June 30, 2020; 671,157,692 shares issued and outstanding as of December 31, 2019)	7	7
Class B Common Stock, $0.00001 par value, 999,999,000 shares authorized, (1 share issued and outstanding as of June 30, 2020)	—	—
Class C Common Stock, $0.00001 par value, 1,000 shares authorized, (1 share issued and outstanding as of June 30, 2020)	—	—
Additional Paid-in-Capital	6,272,040	6,428,647
Retained Earnings (Deficit)	(574,295)	609,625
Accumulated Other Comprehensive Loss	(36,758)	(28,495)
Total Stockholders’ Equity of The Blackstone Group Inc.	5,660,994	7,009,784
Non-Controlling Interests in Consolidated Entities	3,900,429	4,186,069
Non-Controlling Interests in Blackstone Holdings	2,866,043	3,819,548
Total Equity	12,427,466	15,015,401
Total Liabilities and Equity	$28,844,381	$32,585,506

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

	June 30,	December 31,
	2020	2019
Assets
Cash Held by Blackstone Funds and Other	$343,201	$351,210
Investments	7,937,625	8,371,899
Accounts Receivable	175,554	220,372
Due from Affiliates	6,264	7,856
Other Assets	1,308	1,204

Total Assets	$8,463,952	$8,952,541

Liabilities
Loans Payable	$6,232,787	$6,479,867
Due to Affiliates	186,940	142,546
Securities Sold, Not Yet Purchased	42,000	55,289
Repurchase Agreements	80,620	154,118
Accounts Payable, Accrued Expenses and Other Liabilities	301,270	301,355

Total Liabilities	$6,843,617	$7,133,175

See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Management and Advisory Fees, Net	$969,728	$840,378	$1,904,560	$1,650,104

Incentive Fees	15,300	21,915	27,461	34,047

Investment Income (Loss)
Performance Allocations
Realized	101,910	332,520	269,440	574,895
Unrealized	1,067,923	157,732	(2,385,158)	821,731
Principal Investments
Realized	61,102	145,040	109,797	218,301
Unrealized	331,762	(37,345)	(627,603)	131,699

Total Investment Income (Loss)	1,562,697	597,947	(2,633,524)	1,746,626

Interest and Dividend Revenue	23,924	43,686	59,008	87,770
Other	(55,580)	(17,120)	82,600	(6,870)

Total Revenues	2,516,069	1,486,806	(559,895)	3,511,677

Expenses
Compensation and Benefits
Compensation	458,457	438,521	935,000	909,918
Incentive Fee Compensation	8,432	8,886	14,954	14,292
Performance Allocations Compensation
Realized	38,569	125,825	110,992	212,220
Unrealized	454,813	64,518	(942,565)	351,533

Total Compensation and Benefits	960,271	637,750	118,381	1,487,963
General, Administrative and Other	169,051	175,308	326,617	321,370
Interest Expense	39,276	43,596	80,920	85,598
Fund Expenses	4,083	5,586	8,688	8,473

Total Expenses	1,172,681	862,240	534,606	1,903,404

Other Income (Loss)
Change in Tax Receivable Agreement Liability	76	—	(519)	—
Net Gains (Losses) from Fund Investment Activities	158,297	61,131	(169,077)	191,456

Total Other Income (Loss)	158,373	61,131	(169,596)	191,456

Income (Loss) Before Provision (Benefit) for Taxes	1,501,761	685,697	(1,264,097)	1,799,729
Provision (Benefit) for Taxes	147,415	38,736	(11,288)	79,891

Net Income (Loss)	1,354,346	646,961	(1,252,809)	1,719,838
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(3,426)	1,095	(18,895)	3,575
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	294,378	80,744	(350,699)	267,577
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	495,128	259,330	(384,989)	661,590

Net Income (Loss) Attributable to The Blackstone Group Inc.	$568,266	$305,792	$(498,226)	$787,096

Net Income (Loss) Per Share of Class A Common Stock
Basic	$0.81	$0.45	$(0.74)	$1.17

Diluted	$0.81	$0.45	$(0.74)	$1.16

Weighted-Average Shares of Class A Common Stock Outstanding
Basic	698,534,168	673,655,305	677,041,769	674,079,074

Diluted	1,204,411,957	673,985,944	677,041,769	1,200,592,276

See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Income (Loss)	$1,354,346	$646,961	$(1,252,809)	$1,719,838
Other Comprehensive Income (Loss), Currency Translation Adjustment	8,316	8,753	(11,903)	15,936

Comprehensive Income (Loss)	1,362,662	655,714	(1,264,712)	1,735,774

Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(3,426)	1,095	(18,895)	3,575
Comprehensive Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	294,378	80,744	(350,699)	267,577
Comprehensive Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	498,669	263,195	(388,629)	668,592

Comprehensive Income (Loss) Attributable to Non-Controlling Interests	789,621	345,034	(758,223)	939,744

Comprehensive Income (Loss) Attributable to The Blackstone Group Inc.	$573,041	$310,680	$(506,489)	$796,030

See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of The Blackstone Group Inc. (a)	The Blackstone Group Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
	Class A	Class A	Additional	Retained	hensive		Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income		Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Total	Entities	Holdings	Equity	Entities
Balance at March 31, 2020	676,630,489	$7	$6,298,093	$(871,948)	$(41,533)	$5,384,619	$3,591,160	$2,530,263	$11,506,042	$72,066
Net Income (Loss)	—	—	—	568,266	—	568,266	294,378	495,128	1,357,772	(3,426)
Currency Translation Adjustment	—	—	—	—	4,775	4,775	—	3,541	8,316	—
Capital Contributions	—	—	—	—	—	—	170,282	—	170,282	—
Capital Distributions	—	—	—	(270,613)	—	(270,613)	(155,525)	(203,354)	(629,492)	(76)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	134	—	134	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	2,806	—	—	2,806	—	—	2,806	—
Equity-Based Compensation	—	—	73,455	—	—	73,455	—	55,442	128,897	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Class A Common Stock	56,662	—	(2,398)	—	—	(2,398)	—	—	(2,398)	—
Repurchase of Shares of Class A Common Stock and Blackstone Holdings Partnership Units	(2,000,000)	—	(114,893)	—	—	(114,893)	—	—	(114,893)	—
Change in The Blackstone Group Inc.’s Ownership Interest	—	—	4,006	—	—	4,006	—	(4,006)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Class A Common Stock	2,187,432	—	10,971	—	—	10,971	—	(10,971)	—	—

Balance at June 30, 2020	676,874,583	$7	$6,272,040	$(574,295)	$(36,758)	$5,660,994	$3,900,429	$2,866,043	$12,427,466	$68,564

(a)
Following the Conversion, Blackstone also has one share outstanding of each of Class B and Class C common stock, with par value of each less than one cent. After initial issuance, there have been no changes to the amounts related to Class B and Class C common stock during the period presented.

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

The Blackstone Group Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of The Blackstone Group Inc. (a)	The Blackstone Group Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
	Class A	Class A	Additional	Retained	hensive		Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income		Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Total	Entities	Holdings	Equity	Entities
Balance at December 31, 2019	671,157,692	$7	$6,428,647	$609,625	$(28,495)	$7,009,784	$4,186,069	$3,819,548	$15,015,401	$87,651
Net Income (Loss)	—	—	—	(498,226)	—	(498,226)	(350,699)	(384,989)	(1,233,914)	(18,895)
Currency Translation Adjustment	—	—	—	—	(8,263)	(8,263)	—	(3,640)	(11,903)	—
Capital Contributions	—	—	—	—	—	—	372,961	—	372,961	—
Capital Distributions	—	—	—	(685,694)	—	(685,694)	(305,797)	(569,055)	(1,560,546)	(192)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	(2,105)	—	(2,105)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	15,200	—	—	15,200	—	—	15,200	—
Equity-Based Compensation	—	—	124,279	—	—	124,279	—	94,100	218,379	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Class A Common Stock	1,740,156	—	(17,639)	—	—	(17,639)	—	(7)	(17,646)	—
Repurchase of Shares of Class A Common Stock and Blackstone Holdings Partnership Units	(6,969,237)	—	(368,361)	—	—	(368,361)	—	—	(368,361)	—
Change in The Blackstone Group Inc.’s Ownership Interest	—	—	13,785	—	—	13,785	—	(13,785)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Class A Common Stock	10,945,972	—	76,129	—	—	76,129	—	(76,129)	—	—

Balance at June 30, 2020	676,874,583	$7	$6,272,040	$(574,295)	$(36,758)	$5,660,994	$3,900,429	$2,866,043	$12,427,466	$68,564

(a)
Following the Conversion, Blackstone also has one share outstanding of each of Class B and Class C common stock, with par value of each less than one cent. After initial issuance, there have been no changes to the amounts related to Class B and Class C common stock during the period presented.

continued...
See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

		The Blackstone Group L.P.
			Accumulated					Redeemable
			Other		Non-	Non-		Non-
			Compre-		Controlling	Controlling		Controlling
			hensive		Interests in	Interests in	Total	Interests in
	Common	Partners’	Income		Consolidated	Blackstone	Partners’	Consolidated
	Units	Capital	(Loss)	Total	Entities	Holdings	Capital	Entities
Balance at December 31, 2018	663,212,830	$6,415,700	$(36,476)	$6,379,224	$3,648,766	$3,584,317	$13,612,307	$141,779
Net Income	—	787,096	—	787,096	267,577	661,590	1,716,263	3,575
Currency Translation Adjustment	—	—	8,934	8,934	—	7,002	15,936	—
Capital Contributions	—	—	—	—	289,276	—	289,276	—
Capital Distributions	—	(639,210)	—	(639,210)	(335,020)	(544,476)	(1,518,706)	(44,044)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	(1,296)	—	(1,296)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	5,016	—	5,016	—	—	5,016	—
Equity-Based Compensation	—	101,200	—	101,200	—	79,613	180,813	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	1,853,730	(10,613)	—	(10,613)	—	(6)	(10,619)	—
Repurchase of Blackstone Common Units and Blackstone Holdings Partnership Units	(8,100,000)	(325,214)	—	(325,214)	—	—	(325,214)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	(23,270)	—	(23,270)	—	23,270	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	3,621,809	25,192	—	25,192	—	(25,192)	—	—

Balance at June 30, 2019	660,588,369	$6,335,897	$(27,542)	$6,308,355	$3,869,303	$3,786,118	$13,963,776	$101,310

See notes to condensed consolidated financial statements.

1
3

The Blackstone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net Income (Loss)	$(1,252,809)	$1,719,838
Adjustments to Reconcile Net Income (Loss) Net Cash Provided by Operating Activities
Blackstone Funds Related
Net Realized Gains on Investments	(261,870)	(817,759)
Changes in Unrealized (Gains) Losses on Investments	744,335	(243,959)
Non-Cash Performance Allocations	2,385,158	(821,731)
Non-Cash Performance Allocations and Incentive Fee Compensation	(821,798)	574,630
Equity-Based Compensation Expense	238,721	223,979
Amortization of Intangibles	35,500	35,500
Other Non-Cash Amounts Included in Net Income (Loss)	(175,677)	2,332
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	562,123	(23,512)
Due from Affiliates	203,698	(198,164)
Other Assets	(120,679)	(37,961)
Accrued Compensation and Benefits	(443,534)	(251,331)
Securities Sold, Not Yet Purchased	(26,840)	(18,851)
Accounts Payable, Accrued Expenses and Other Liabilities	(182,034)	(271,284)
Repurchase Agreements	(73,498)	(14,526)
Due to Affiliates	85,380	19,638
Investments Purchased	(3,786,662)	(4,208,546)
Cash Proceeds from Sale of Investments	4,381,268	4,626,572

Net Cash Provided by Operating Activities	1,490,782	294,865

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(25,453)	(33,524)

Net Cash Used in Investing Activities	(25,453)	(33,524)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(305,914)	(347,836)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	355,599	288,119
Payments Under Tax Receivable Agreement	(73,881)	(84,640)
Net Settlement of Vested Class A Common Stock and Repurchase of Class A Common Stock and Blackstone Holdings Partnership Units	(386,007)	(335,833)
Proceeds from Loans Payable	—	668,640

continued...
See notes to condensed consolidated financial statements.

1
4

The Blackstone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2020	2019
Financing Activities (Continued)
Repayment and Repurchase of Loans Payable	$(1,896)	$(1,886)
Dividends/Distributions to Shareholders and Unitholders	(1,254,749)	(1,183,686)

Net Cash Used in Financing Activities	(1,666,848)	(997,122)

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other	(2,419)	(327)

Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other
Net Decrease	(203,938)	(736,108)
Beginning of Period	2,523,651	2,545,161

End of Period	$2,319,713	$1,809,053

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$93,645	$86,095

Payments for Income Taxes	$42,330	$45,966

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$16,033	$233

Non-Cash Distributions to Non-Controlling Interest Holders	$(75)	$(31,228)

Notes Issuance Costs	$—	$5,409

Transfer of Interests to Non-Controlling Interest Holders	$(2,105)	$(1,296)

Change in The Blackstone Group Inc.’s Ownership Interest	$13,785	$(23,270)

Net Settlement of Vested Class A Common Stock	$71,978	$59,302

Conversion of Blackstone Holdings Units to Class A Common Stock	$76,129	$25,192

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(148,838)	$(31,248)

Due to Affiliates	$133,638	$26,232

Equity	$15,200	$5,016

The following table provides a reconciliation of Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other reported within the Condensed Consolidated Statements of Financial Condition:

	June 30,	December 31,
	2020	2019
Cash and Cash Equivalents	$1,976,512	$2,172,441
Cash Held by Blackstone Funds and Other	343,201	351,210

	$2,319,713	$2,523,651

See notes to condensed consolidated financial statements.

1
5

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
Blackstone, together with its subsidiaries, is one of the world’s leading investment firms. Blackstone’s asset management business includes investment vehicles focused on real estate, private equity, public debt and equity, growth equity, life sciences, opportunistic, non-investment
grade credit, real assets and secondary funds, all on a global basis. “Blackstone Funds” refers to the funds and other vehicles that are managed by Blackstone. Blackstone’s business is organized into four segments: Real Estate, Private Equity, Hedge Fund Solutions and Credit & Insurance.
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

1
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
The condensed consolidated financial statements include the accounts of Blackstone, its wholly owned or majority owned subsidiaries, the consolidated entities which are considered to be variable interest entities and for which Blackstone is considered the primary beneficiary, and certain partnerships or similar entities which are not considered variable interest entities but in which the general partner is determined to have control.
All intercompany balances and transactions have been eliminated in consolidation.
Restructurings within consolidated CLOs are treated as investment purchases or sales, as applicable, in the Condensed Consolidated Statements of Cash Flows.
COVID-19
and Global Economic and Market Conditions
The ongoing
COVID-19
pandemic and restrictions on
non-essential
businesses have caused disruption in the U.S. and global economies. Despite significant market rebounds across many asset classes in the second quarter of 2020, the continued rapid development of this situation and uncertainty regarding potential economic recovery precludes any prediction as to the ultimate adverse impact of
COVID-19
on financial market and economic conditions. The estimates and assumptions underlying these condensed consolidated financial statements are based on the information available as of June 30, 2020, including judgments about the financial market and economic conditions which may change over time.
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

1
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

1
8

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

1
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

●
Level III – Pricing inputs are unobservable for the financial instruments and includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include general and limited partnership interests in private equity and real estate funds, credit-focused funds, distressed debt and non-investment
grade residual interests in securitizations, certain corporate bonds and loans held within CLO vehicles, unfunded loan commitments and certain over-the-counter
derivatives where the fair value is based on unobservable inputs.

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

2
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
, and in accordance with the GAAP guidance on investment companies and reflect their investments, including majority owned and controlled investments (the “Portfolio Companies”), at fair value. Such consolidated funds’ investments are reflected in Investments on the Condensed Consolidated Statements of Financial Condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, at current market conditions (i.e., the exit price).
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

2
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

2
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
Non-Controlling
Interests in Consolidated Entities
Non-Controlling
Interests in Consolidated Entities represent the component of Equity in consolidated Blackstone Funds held by third party investors and employees. The percentage interests held by third parties and employees are adjusted for general partner allocations and by subscriptions and redemptions in funds of hedge funds and certain credit-focused funds which occur during the reporting period. In addition, all non-controlling
interests in consolidated Blackstone Funds are attributed a share of income (loss) arising from the respective funds and a share of other comprehensive income, if applicable. Income (Loss) is allocated to non-controlling
interests in consolidated entities based on the relative ownership interests of third party investors and employees after considering any contractual arrangements that govern the allocation of income (loss) such as fees allocable to The Blackstone Group Inc.

2
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

2
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

2
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
3.    Intangible Assets
Intangible Assets, Net consists of the following:

	June 30,	December 31,
	2020	2019
Finite-Lived Intangible Assets/Contractual Rights	$1,712,576	$1,712,576
Accumulated Amortization	(1,350,568)	(1,315,068)

Intangible Assets, Net	$362,008	$397,508

Amortization expense associated with Blackstone’s intangible assets was $17.7 million and $35.5 million for the three and six month periods ended June 30, 2020, respectively, and $17.7 million and $35.5 million for the three and six month periods ended June 30, 2019, respectively.
Amortization of Intangible Assets held at June 30, 2020 is expected to be $71.0 million, $71.0 million, $63.3 million, $34.3 million, and $26.9 million for each of the years ending December 31, 2020, 2021, 2022, 2023 and 2024, respectively. Blackstone’s intangible assets as of June 30, 2020 are expected to amortize over a weighted-average period of 7.6 years.

2
7

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

4.    Investments
Investments consist of the following:

	June 30,	December 31,
	2020	2019
Investments of Consolidated Blackstone Funds	$7,943,531	$8,380,698
Equity Method Investments
Partnership Investments	3,873,346	4,035,675
Accrued Performance Allocations	4,715,510	7,180,449
Corporate Treasury Investments	2,205,843	2,419,587
Other Investments	235,143	265,273

	$18,973,373	$22,281,682

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $245.1 million and $347.4 million at June 30, 2020 and December 31, 2019, respectively.
Where appropriate, the accounting for Blackstone’s investments incorporates the changes in fair value of those investments as determined under GAAP. The decrease in Partnership Investments and Accrued Performance Allocations for the period ended June 30, 2020 was primarily from the unrealized depreciation in the fair value of underlying fund investments driven by the impact of
COVID-19.
The significant inputs and assumptions required to determine the change in fair value of the investments of Consolidated Blackstone Funds, Corporate Treasury Investments and Other Investments are discussed in more detail in Note 8. “Fair Value Measurements of Financial Instruments”.
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
Investments of Consolidated Blackstone Funds
The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Realized Gains (Losses)	$(61,698)	$5,198	$(134,972)	$2,286
Net Change in Unrealized Gains (Losses)	216,552	6,257	(116,790)	112,260

Realized and Net Change in Unrealized Gains (Losses) from Consolidated Blackstone Funds	154,854	11,455	(251,762)	114,546
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	3,443	49,676	82,685	76,910

Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities	$158,297	$61,131	$(169,077)	$191,456

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

2
8

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the six months ended June 30, 2020 and 2019, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.
Partnership Investments
Blackstone recognized net gains related to its Partnership Investments accounted for under the equity method of $247.8 million and $72.3 million for the three months ended June 30, 2020 and 2019, respectively. Blackstone recognized net gains (losses) related to its equity method investments of $(318.7) million and $227.7 million for the six months ended June 30, 2020 and 2019, respectively.
Accrued Performance Allocations
Accrued Performance Allocations to Blackstone were as follows:

	Real	Private	Hedge Fund	Credit &
	Estate	Equity	Solutions	Insurance	Total
Accrued Performance Allocations, December 31, 2019	$3,639,855	$3,063,149	$23,951	$453,494	$7,180,449
Performance Allocations as a Result of Changes in Fund Fair Values	(1,004,794)	(710,814)	22,928	(348,197)	(2,040,877)
Foreign Exchange Loss	(6,476)	—	—	—	(6,476)
Fund Distributions	(233,683)	(157,281)	(7,782)	(18,840)	(417,586)

Accrued Performance Allocations, June 30, 2020	$2,394,902	$2,195,054	$39,097	$86,457	$4,715,510

Corporate Treasury Investments
The portion of corporate treasury investments included in Investments represents Blackstone’s investments into primarily fixed income securities, mutual fund interests, and other fund interests. These strategies are managed by a combination of Blackstone personnel and third party advisors. The following table presents the Realized and Net Change in Unrealized Gains (Losses) on these investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Realized Gains (Losses)	$(4,273)	$22,983	$(1,756)	$23,300
Net Change in Unrealized Gains (Losses)	114,990	558	(143,397)	49,217

	$110,717	$23,541	$(145,153)	$72,517

2
9

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Other Investments
Other Investments consist primarily of proprietary investment securities held by Blackstone. Other Investments include equity investments without readily determinable fair values which have a carrying value of $69.5 million as of June 30, 2020. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in Other Investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Realized Gains	$6,348	$21,491	$13,333	$45,727
Net Change in Unrealized Gains (Losses)	26,573	(3,933)	(73,364)	6,789

	$32,921	$17,558	$(60,031)	$52,516

5.    Net Asset Value as Fair Value
A summary of fair value by strategy type alongside the remaining unfunded commitments and ability to redeem such investments as of June 30, 2020 is presented below:

			Redemption
		Unfunded	Frequency	Redemption
Strategy	Fair Value	Commitments	(if currently eligible)	Notice Period
Diversified Instruments	$218,522	$—	(a)	(a)
Credit Driven	64,518	—	(b)	(b)
Equity	1,051	—	(c)	(c)
Commodities	1,007	—	(d)	(d)

	$285,098	$—

(a)
Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 1% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 99% of investments in this category are redeemable as of the reporting date.

(b)
The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 19% of the fair value of the investments in this category are in liquidation. The remaining 81% of investments in this category are redeemable as of the reporting date.

(c)
The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 100% of the fair value of the investments in this category are in liquidation. As of the reporting date, the investee fund manager had elected to side-pocket 74% of Blackstone’s investments in the category.

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

	June 30, 2020				December 31, 2019
	Assets		Liabilities		Assets		Liabilities
		Fair		Fair		Fair		Fair
	Notional	Value	Notional	Value	Notional	Value	Notional	Value
Freestanding Derivatives
Blackstone
Interest Rate Contracts	$989,013	$168,122	$496,200	$43,216	$1,256,287	$53,129	$165,852	$4,895
Foreign Currency Contracts	387,286	5,755	51,647	577	344,422	1,231	97,626	802
Credit Default Swaps	2,706	535	9,158	2,009	7,617	36	16,697	197
Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	25,643	173	68,313	2,243	106,906	307	40,110	1,167
Interest Rate Contracts	—	—	19,000	2,052	—	—	33,000	1,728
Credit Default Swaps	13,722	1,889	35,850	2,098	5,108	58	47,405	960
Total Return Swaps	—	—	23,207	4,543	4,558	21	27,334	464
Other	—	—	—	—	1	4	1	2

	$1,418,370	$176,474	$703,375	$56,738	$1,724,899	$54,786	$428,025	$10,215

3
1

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$(2,613)	$(416)	$(7,914)	$(2,664)
Foreign Currency Contracts	8,567	(1,526)	(5,140)	146
Credit Default Swaps	(13)	881	(112)	1,991
Total Return Swaps	(782)	(275)	(1,531)	(395)
Other	—	(124)	(38)	(132)

	$5,159	$(1,460)	$(14,735)	$(1,054)

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	$(27,963)	$(2,892)	$80,335	$(11,155)
Foreign Currency Contracts	(8,258)	1,773	3,587	209
Credit Default Swaps	18	(294)	(1,371)	3,647
Total Return Swaps	877	393	(4,099)	1,371
Other	—	115	36	65

	$(35,326)	$(905)	$78,488	$(5,863)

As of June 30, 2020 and December 31, 2019, Blackstone had not designated any derivatives as cash flow hedges.
7.    Fair Value Option
The following table summarizes the financial instruments for which the fair value option has been elected:

	June 30,	December 31,
	2020	2019
Assets
Loans and Receivables	$162,368	$500,751
Equity and Preferred Securities	480,199	432,472
Debt Securities	471,158	506,924
Assets of Consolidated CLO Vehicles
Corporate Loans	6,518,669	6,801,691
Other	313	770

	$7,632,707	$8,242,608

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes
Loans Payable	$6,232,695	$6,455,016
Due to Affiliates	78,719	57,717
Subordinated Notes
Loans Payable	—	24,738
Due to Affiliates	15,226	20,535
Corporate Treasury Commitments	2,030	—

	$6,328,670	$6,558,006

3
2

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following tables present the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Three Months Ended June 30,
	2020		2019
		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized
	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Assets
Loans and Receivables	$(2,249)	$13,101	$(747)	$(1,897)
Equity and Preferred Securities	—	59,612	9,907	(67)
Debt Securities	(9,487)	60,988	(3,325)	1,817
Assets of Consolidated CLO Vehicles
Corporate Loans	(52,293)	538,367	(10,549)	(18,025)
Other	—	—	—	350

	$(64,029)	$672,068	$(4,714)	$(17,822)

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$—	$(495,059)	$—	$6,667
Subordinated Notes	—	73,504	—	15,163
Corporate Treasury Commitments	—	(2,030)	—	—

	$—	$(423,585)	$—	$21,830

	Six Months Ended June 30,
	2020		2019
		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized
	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Assets
Loans and Receivables	$(5,770)	$(268)	$(1,831)	$(2,657)
Equity and Preferred Securities	(342)	(103,747)	9,908	22,298
Debt Securities	(21,103)	(9,129)	(3,360)	16,749
Assets of Consolidated CLO Vehicles
Corporate Loans	(96,194)	(226,542)	(14,400)	161,777
Other	—	(325)	—	350

	$(123,409)	$(340,011)	$(9,683)	$198,517

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$—	$199,445	$—	$(44,893)
Subordinated Notes	—	30,046	—	(50,981)
Corporate Treasury Commitments	—	(2,030)	—	—

	$—	$227,461	$—	$(95,874)

3
3

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table presents information for those financial instruments for which the fair value option was elected:

	June 30, 2020			December 31, 2019
		For Financial Assets			For Financial Assets
		Past Due (a)			Past Due (a)
	(Deficiency)		(Deficiency)	Excess (Deficiency)		Excess
	of Fair Value	Fair	of Fair Value	of Fair Value	Fair	of Fair Value
	Over Principal	Value	Over Principal	Over Principal	Value	Over Principal
Loans and Receivables	$(5,616)	$—	$—	$(3,875)	$—	$—
Debt Securities	(24,588)	—	—	(14,667)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	(496,820)	21,604	(11,431)	(234,430)	—	—
Other	(325)	—	—	133	—	—

	$(527,349)	$21,604	$(11,431)	$(252,839)	$—	$—

(a)	Corporate Loans within CLO assets are classified as past due if contractual payments are more than one day past due.
As of June 30, 2020 and December 31, 2019, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual
status. As of June 30, 2020 and December 31, 2019, no Corporate Bonds included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual
status.

3
4

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

8.    Fair Value Measurements of Financial Instruments
The following tables summarize the valuation of Blackstone’s financial assets and liabilities by the fair value hierarchy:

	June 30, 2020
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$349,197	$—	$—	$—	$349,197

Investments
Investments of Consolidated Blackstone Funds (a)
Investment Funds	—	—	—	13,149	13,149
Equity Securities, Partnerships and LLC Interests	38,917	55,704	677,772	—	772,393
Debt Instruments	—	570,935	66,010	—	636,945
Freestanding Derivatives	—	2,062	—	—	2,062
Assets of Consolidated CLO Vehicles	—	6,047,390	471,592	—	6,518,982

Total Investments of Consolidated Blackstone Funds	38,917	6,676,091	1,215,374	13,149	7,943,531
Corporate Treasury Investments	572,312	1,335,989	29,768	267,774	2,205,843
Other Investments	157,552	—	3,929	4,175	165,656

Total Investments	768,781	8,012,080	1,249,071	285,098	10,315,030

Accounts Receivable - Loans and Receivables	—	—	162,368	—	162,368

Other Assets - Freestanding Derivatives	47	174,365	—	—	174,412

	$1,118,025	$8,186,445	$1,411,439	$285,098	$11,001,007

Liabilities
Loans Payable - Liabilities of Consolidated CLO Vehicles (a)(b)	$—	$6,232,695	$—	$—	$6,232,695

Due to Affiliates - Liabilities of Consolidated CLO Vehicles (a)(b)	—	93,945	—	—	93,945

Securities Sold, Not Yet Purchased	9,395	42,000	—	—	51,395

Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds - Freestanding Derivatives (a)	—	10,936	—	—	10,936
Freestanding Derivatives	518	45,284	—	—	45,802
Corporate Treasury Commitments (c)	—	—	2,030	—	2,030

Total Accounts Payable, Accrued Expenses and Other Liabilities	518	56,220	2,030	—	58,768

	$9,913	$6,424,860	$2,030	$—	$6,436,803

3
5

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31, 2019
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$456,784	$—	$—	$—	$456,784

Investments
Investments of Consolidated Blackstone Funds (a)
Investment Funds	—	—	—	23,647	23,647
Equity Securities, Partnerships and LLC Interests	31,812	53,611	674,150	—	759,573
Debt Instruments	—	715,246	79,381	—	794,627
Freestanding Derivatives	—	390	—	—	390
Assets of Consolidated CLO Vehicles	—	6,505,720	296,741	—	6,802,461

Total Investments of Consolidated Blackstone Funds	31,812	7,274,967	1,050,272	23,647	8,380,698
Corporate Treasury Investments	726,638	1,385,582	29,289	278,078	2,419,587
Other Investments	200,478	—	—	7,126	207,604

Total Investments	958,928	8,660,549	1,079,561	308,851	11,007,889

Accounts Receivable - Loans and Receivables	—	—	500,751	—	500,751

Other Assets - Freestanding Derivatives	502	53,894	—	—	54,396

	$1,416,214	$8,714,443	$1,580,312	$308,851	$12,019,820

Liabilities
Loans Payable - Liabilities of Consolidated CLO Vehicles (a)(b)	$—	$6,479,754	$—	$—	$6,479,754

Due to Affiliates - Liabilities of Consolidated CLO Vehicles (a)(b)	—	78,252	—	—	78,252

Securities Sold, Not Yet Purchased	19,977	55,569	—	—	75,546

Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds - Freestanding Derivatives (a)	—	4,321	—	—	4,321
Freestanding Derivatives	150	5,744	—	—	5,894

Total Accounts Payable, Accrued Expenses and Other Liabilities	150	10,065	—	—	10,215

	$20,127	$6,623,640	$—	$—	$6,643,767

LLC Limited Liability Company.
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

(c)	Corporate Treasury Commitments are measured using third party pricing .

3
6

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of June 30, 2020:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)	Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$677,772	Discounted Cash Flows	Discount Rate	0.8% - 42.1%	11.0%	Lower
			Exit Multiple - EBITDA	3.5 x - 18.6 x	12.0 x	Higher
			Exit Capitalization Rate	2.0% - 15.5%	5.5%	Lower
		Third Party Pricing	N/A
		Transaction Price	N/A
		Other	N/A
Debt Instruments	66,010	Discounted Cash Flows	Discount Rate	6.8% - 19.3%	10.0%	Lower
		Third Party Pricing	N/A
		Transaction Price	N/A
		Other	N/A
Assets of Consolidated CLO Vehicles	471,592	Third Party Pricing	N/A

Total Investments of Consolidated Blackstone Funds	1,215,374
Corporate Treasury Investments	29,768	Discounted Cash Flows	Discount Rate	4.0% - 11.7%	7.7%	Lower
		Third Party Pricing	N/A
Loans and Receivables	162,368	Discounted Cash Flows	Discount Rate	7.2% - 9.4%	8.1%	Lower
		Third Party Pricing	N/A
Other Investments	3,929	Transaction Price	N/A

	$1,411,439

3
7

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2019:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)	Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$674,150	Discounted Cash Flows	Discount Rate	0.9% - 40.2%	10.6%	Lower
			Exit Multiple - EBITDA	0.1 x - 17.0 x	9.7 x	Higher
			Exit Capitalization Rate	2.0% - 27.0%	5.9%	Lower
		Third Party Pricing	N/A
		Transaction Price	N/A
		Other	N/A
Debt Instruments	79,381	Discounted Cash Flows	Discount Rate	7.1% - 58.2%	12.1%	Lower
		Third Party Pricing	N/A
		Transaction Price	N/A
		Other	N/A
Assets of Consolidated CLO Vehicles	296,741	Third Party Pricing	N/A

Total Investments of Consolidated Blackstone Funds	1,050,272
Corporate Treasury Investments	29,289	Discounted Cash Flows	Discount Rate	3.2% - 7.1%	5.7%	Lower
		Market Comparable Companies	EBITDA Multiple	6.2 x - 8.8 x	8.1 x	Higher
		Third Party Pricing	N/A
Loans and Receivables	500,751	Discounted Cash Flows	Discount Rate	5.2% - 9.8%	7.7%	Lower
		Transaction Price	N/A

	$1,580,312

N/A	Not applicable.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA and forward EBITDA multiples.
Third Party Pricing	Third Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.
Transaction Price	Includes recent acquisitions or transactions.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.
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

3
8

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Level III Financial Assets at Fair Value
	Three Months Ended June 30,
	2020				2019
	Investments				Investments
	of	Loans	Other		of	Loans	Other
	Consolidated	and	Investments		Consolidated	and	Investments
	Funds	Receivables	(a)	Total	Funds	Receivables	(a)	Total
Balance, Beginning of Period	$1,014,098	$218,115	$47,909	$1,280,122	$1,243,800	$208,226	$59,133	$1,511,159
Transfer Into Level III (b)	316,551	—	8,402	324,953	149,275	—	3,986	153,261
Transfer Out of Level III (b)	(200,964)	—	(16,850)	(217,814)	(294,612)	—	(14,557)	(309,169)
Purchases	125,218	7,160	4,559	136,937	112,757	198,482	5,251	316,490
Sales	(51,971)	(75,689)	(7,626)	(135,286)	(84,525)	(218,148)	(5,270)	(307,943)
Settlements	—	(1,637)	—	(1,637)	—	(3,038)	—	(3,038)
Changes in Gains Included in Earnings	12,442	14,419	(2,697)	24,164	13,401	2,309	509	16,219

Balance, End of Period	$1,215,374	$162,368	$33,697	$1,411,439	$1,140,096	$187,831	$49,052	$1,376,979

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$(27,616)	$9,521	$(7,782)	$(25,877)	$(2,162)	$(1,898)	$135	$(3,925)

	Level III Financial Assets at Fair Value
	Six Months Ended June 30,
	2020				2019
	Investments				Investments
	of	Loans	Other		of	Loans	Other
	Consolidated	and	Investments		Consolidated	and	Investments
	Funds	Receivables	(a)	Total	Funds	Receivables	(a)	Total
Balance, Beginning of Period	$1,050,272	$500,751	$29,289	$1,580,312	$1,364,016	$304,173	$56,185	$1,724,374
Transfer Into Level III (b)	282,400	—	25,001	307,401	106,644	—	12,935	119,579
Transfer Out of Level III (b)	(147,510)	—	(18,875)	(166,385)	(400,402)	—	(27,170)	(427,572)
Purchases	226,824	170,899	5,771	403,494	179,305	270,772	12,820	462,897
Sales	(111,580)	(506,881)	(12,665)	(631,126)	(145,097)	(383,816)	(6,141)	(535,054)
Settlements	—	(3,650)	—	(3,650)	—	(10,189)	—	(10,189)
Changes in Gains Included in Earnings	(85,032)	1,249	5,176	(78,607)	35,630	6,891	423	42,944

Balance, End of Period	$1,215,374	$162,368	$33,697	$1,411,439	$1,140,096	$187,831	$49,052	$1,376,979

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$(97,403)	$4,940	$(123)	$(92,586)	$25,821	$(2,657)	$315	$23,479

(a)	Represents corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.

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

3
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
non-consolidated
VIEs were as follows:

	June 30,	December 31,
	2020	2019
Investments	$868,579	$1,216,932
Due from Affiliates	197,570	143,949
Potential Clawback Obligation	39,271	109,240

Maximum Exposure to Loss	$1,105,420	$1,470,121

Amounts Due to Non-Consolidated VIEs	$313	$231

10.	Repurchase Agreements
At June 30, 2020 and December 31, 2019, Blackstone pledged securities with a carrying value of $123.0 million and $196.1 million, respectively, and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.
The following tables provide information regarding Blackstone’s Repurchase Agreements obligation by type of collateral pledged:

	June 30, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to	30 - 90	than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$10,634	$40,780	$29,206	$80,620

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$80,620

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

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

11.    Offsetting of Assets and Liabilities
The following tables present the offsetting of assets and liabilities as of June 30, 2020 and December 31, 2019:

June 30, 2020
Gross and Net
	Amounts of	Gross Amounts Not Offset
	Assets Presented	in the Statement of
	in the Statement	Financial Condition
	of Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Received	Net Amount
Assets
Freestanding Derivatives	$176,474	$36,148	$72,895	$67,431

	June 30, 2020
	Gross and Net
	Amounts of
	Liabilities	Gross Amounts Not Offset
	Presented in the	in the Statement of
	Statement of	Financial Condition
	Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Pledged	Net Amount
Liabilities
Freestanding Derivatives	$55,001	$36,148	$18,123	$730
Repurchase Agreements	80,620	80,620	—	—

	$135,621	$116,768	$18,123	$730

4
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

Repurchase Agreements are presented separately on the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	June 30,	December 31,
	2020	2019
Furniture, Equipment and Leasehold Improvements, Net	$164,516	$154,482
Prepaid Expenses	144,823	159,333
Freestanding Derivatives	174,412	54,396
Other	17,600	14,282

	$501,351	$382,493

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition and are not a significant component thereof.
Notional Pooling Arrangement
Blackstone has a notional cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of June 30, 2020, the aggregate cash balance on deposit relating to the cash pooling arrangement was $1.0 billion, which was offset with an accompanying overdraft of $1.0 billion.

4
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

	June 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
Senior Notes	Value	Value (a)	Value	Value (a)
4.750%, Due 2/15/2023	$396,809	$438,960	$396,247	$429,280
2.000%, Due 5/19/2025	333,264	357,140	332,393	365,521
1.000%, Due 10/5/2026	666,153	684,959	664,229	691,012
3.150%, Due 10/2/2027	297,215	320,250	297,046	309,540
1.500%, Due 4/10/2029	668,937	718,392	667,425	708,841
2.500%, Due 1/10/2030	490,268	520,850	489,841	493,500
6.250%, Due 8/15/2042	238,551	352,375	238,437	338,200
5.000%, Due 6/15/2044	489,083	620,150	488,968	606,700
4.450%, Due 7/15/2045	344,219	411,110	344,157	396,235
4.000%, Due 10/2/2047	290,437	336,690	290,344	321,780
3.500%, Due 9/10/2049	391,845	421,840	391,769	399,961

	$4,606,781	$5,182,716	$4,600,856	$5,060,570

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
Included within Loans Payable and Due to Affiliates within the Condensed Consolidated Statements of Financial Condition are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. Borrowings through the consolidated CLO vehicles consisted of the following:

	June 30, 2020			December 31, 2019
			Weighted-			Weighted-
			Average			Average
		Effective	Remaining		Effective	Remaining
	Borrowing	Interest	Maturity in	Borrowing	Interest	Maturity in
	Outstanding	Rate	Years (a)	Outstanding	Rate	Years (a)
Senior Secured Notes	$6,525,925	2.74%	6.1	$6,527,800	3.55%	3.5
Subordinated Notes	325,735	(b)	N/A	331,735	(b)	N/A

	$6,851,660			$6,859,535

(a)	Weighted-Average Remaining Maturity in Years for Senior Secured Notes includes consideration of pre-payment options.
(b)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

4
3

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Senior Secured Notes and Subordinated Notes comprise the following amounts:

	June 30, 2020			December 31, 2019
		Amounts Due to Non-			Amounts Due to Non-
		Consolidated Affiliates			Consolidated Affiliates
		Borrowing			Borrowing
	Fair Value	Outstanding	Fair Value	Fair Value	Outstanding	Fair Value
Senior Secured Notes	$6,311,414	$78,800	$78,719	$6,512,733	$57,750	$57,717
Subordinated Notes	15,226	44,734	15,226	45,273	44,734	20,535

	$6,326,640	$123,534	$93,945	$6,558,006	$102,484	$78,252

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities. As of June 30, 2020 and December 31, 2019, the fair value of the consolidated CLO assets was $6.8 billion and $7.2 billion, respectively.
Scheduled principal payments for borrowings as of June 30, 2020 were as follows:

		Blackstone Fund
	Operating	Facilities/CLO	Total
	Borrowings	Vehicles	Borrowings
2020	$—	$92	$92
2021	—	—	—
2022	—	—	—
2023	400,000	—	400,000
2024	—	—	—
Thereafter	4,285,100	6,851,660	11,136,760

	$4,685,100	$6,851,752	$11,536,852

13.	Income Taxes
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
Blackstone’s effective tax rate was 9.8% and 5.6% for the three months ended June 30, 2020 and 2019, respectively, and 0.9% and 4.4% for the six months ended June 30, 2020 and 2019, respectively. Blackstone’s income tax provision (benefit) was $147.4 million and $38.7 million for the three months ended June 30, 2020 and 2019, respectively, and $(11.3) million and $79.9 million for the six months ended June 30, 2020 and 2019, respectively. For the three and six months ended June 30, 2020, the effective tax rate differs from the statutory rate primarily because: (a) a portion of the reported net income (loss) before taxes is attributable to non-controlling interest holders and (b) the net change to the valuation allowance related to the step-up
in the tax basis of investment assets. For the three and six months ended June 30, 2019, the effective tax rate differs from the statutory rate primarily because a portion of the reported net income (loss) before taxes is passed through to common shareholders and non-controlling
interest holders.

4
4

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

14.	Earnings Per Share and Stockholder’s Equity
Earnings Per Share
Basic and diluted net income per share of Class A common stock for the three and six months ended June 30, 2020 and 2019 was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Income (Loss) for Per Share of Class A Common Stock Calculations
Net Income (Loss) Attributable to The Blackstone Group Inc., Basic	$568,266	$305,792	$(498,226)	$787,096
Incremental Net Income from Assumed Exchange of Blackstone Holdings Partnership Units	405,459	—	—	610,101

Net Income (Loss) Attributable to The Blackstone Group Inc., Diluted	$973,725	$305,792	$(498,226)	$1,397,197

Shares/Units Outstanding
Weighted-Average Shares of Class A Common Stock Outstanding, Basic	698,534,168	673,655,305	677,041,769	674,079,074
Weighted-Average Shares of Unvested Deferred Restricted Class A Common Stock	123,340	330,639	—	269,196
Weighted-Average Blackstone Holdings Partnership Units	505,754,449	—	—	526,244,006

Weighted-Average Shares of Class A Common Stock Outstanding, Diluted	1,204,411,957	673,985,944	677,041,769	1,200,592,276

Net Income (Loss) Per Share of Class A Common Stock
Basic	$0.81	$0.45	$(0.74)	$1.17

Diluted	$0.81	$0.45	$(0.74)	$1.16

Dividends Declared Per Share of Class A Common Stock (a)	$0.39	$0.37	$1.00	$0.95

(a)	Dividends declared reflects the calendar date of the declaration for each dividend.
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
Unvested participating Blackstone Holdings Partnership Units and unvested participating shares of Class A common stock are excluded from basic and diluted net loss per share of Class A common stock for the six months ended June 30, 2020 as those unvested participating units and shares are not contractually obligated to share in losses.

4
5

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the anti-dilutive securities for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted-Average Shares of Unvested Deferred Restricted Class A Common Stock	—	—	15,672,449	—
Weighted-Average Blackstone Holdings Partnership Units	—	526,721,409	508,487,300	—
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
The Class B common stock generally will vote together with the Class A common stock as a single class on those few matters that may be submitted for a vote of the Class A common stock. The Class C common stock is the only class of the Company’s common stock entitled to vote at a meeting of shareholders (or take similar action by written consent) in the election of directors and generally with respect to all other matters submitted to a vote of shareholders. Shareholders of Class B and Class C common stock are not entitled to dividends from the Company, or receipt of any of the Company’s assets in the event of any dissolution, liquidation or winding up. Blackstone Partners L.L.C. is the sole holder of the Class B common stock and Blackstone Group Management L.L.C. is the sole holder of the Class C common stock.
In connection with the Conversion on July 1, 2019, the Company authorized 9 billion shares of preferred stock with a par value of $0.00001. There were no shares of preferred stock issued and outstanding as of June 30, 2020.
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
During the three and six months ended June 30, 2020, Blackstone repurchased 2.0 million and 7.0 million shares
, respectiv
ely,
 of Blackstone Class A common stock

at a total cost of $114.9 million and $368.4 million, respectively. During the three and six months ended June 30, 2019, Blackstone repurchased 7.0 million and 8.5 million shares
, respectively,
of Blackstone Class A common stock

at a total cost of $290.9 million and $343.1 million, respectively. As of June 30, 2020, the amount remaining available for repurchases under the repurchase
program was $412.8 million. Class A common stock repurchased in the three months
ended June 30, 2019 includes shares for which trades were executed during the three months ended June 30, 201
9
 and settlement occurred in July 2019.

4
6

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Shares Eligible for Dividends and Distributions
As of June 30, 2020, the total shares of Class A common stock and Blackstone Holdings Partnership Units entitled to participate in dividends and distributions were as follows:

Shares/Units
Class A Common Stock Outstanding	676,874,583
Unvested Participating Common Stock	20,722,453

Total Participating Common Stock	697,597,036
Participating Blackstone Holdings Partnership Units	504,912,855

1,202,509,891

15.	Equity-Based Compensation
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
For the three and six months ended June 30, 2020, Blackstone recorded compensation expense of $119.9 million and $238.7 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $14.7 million and $28.4 million, respectively. For the three and six months ended June 30, 2019, Blackstone recorded compensation expense of $102.8 million and $224.0 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $15.9 million and $34.5 million, respectively.
As of June 30, 2020, there was $1.1 billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 3.5 years.
Total vested and unvested outstanding shares, including Blackstone Class A common stock, Blackstone Holdings Partnership Units and deferred restricted shares of Class A common stock, were 1,202,744,387 as of June 30, 2020. Total outstanding unvested phantom shares were 75,934 as of June 30, 2020.
A summary of the status of Blackstone’s unvested equity-based awards as of June 30, 2020 and of changes during the period January 1, 2020 through June 30, 2020 is presented below:

	Blackstone Holdings		The Blackstone Group Inc.
			Equity Settled Awards		Cash Settled Awards
		Weighted-	Deferred	Weighted-		Weighted-
		Average	Restricted Shares	Average		Average
	Partnership	Grant Date	of Class A	Grant Date	Phantom	Grant Date
Unvested Shares/Units	Units	Fair Value	Common Stock	Fair Value	Shares	Fair Value
Balance, December 31, 2019	32,159,218	$36.25	8,969,736	$35.26	51,341	$52.85
Granted	—	—	13,764,902	44.89	21,189	56.95
Vested	(4,020,702)	40.22	(2,096,231)	34.34	(485)	56.03
Forfeited	(97,316)	35.65	(450,917)	38.07	—	—

Balance, June 30, 2020	28,041,200	$36.54	20,187,490	$41.54	72,045	$57.17

4
7

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Shares/Units Expected to Vest
The following unvested shares and units, after expected forfeitures, as of June 30, 2020, are expected to vest:

		Weighted-
		Average
		Service Period
	Shares/Units	in Years
Blackstone Holdings Partnership Units	24,690,441	2.8
Deferred Restricted Shares of Class A Common Stock	16,833,076	3.5

Total Equity-Based Awards	41,523,517	3.1

Phantom Shares	57,559	3.0

16.	Related Party Transactions
Affiliate Receivables and Payables
Due from Affiliates and Due to Affiliates consisted of the following:

	June 30,	December 31,
	2020	2019
Due from Affiliates
Management Fees, Performance Revenues, Reimbursable Expenses and Other Receivables from Non-Consolidated Entities and Portfolio Companies	$1,933,376	$1,999,568
Due from Certain Non-Controlling Interest Holders and Blackstone Employees	460,552	573,679
Accrual for Potential Clawback of Previously Distributed Performance Allocations	37,584	21,626

	$2,431,512	$2,594,873

	June 30,	December 31,
	2020	2019
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$736,656	$672,981
Due to Non-Consolidated Entities	162,880	100,286
Due to Note-Holders of Consolidated CLO Vehicles	93,945	78,252
Due to Certain Non-Controlling Interest Holders and Blackstone Employees	80,421	48,433
Accrual for Potential Repayment of Previously Received Performance Allocations	194,669	126,919

	$1,268,571	$1,026,871

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties
The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of June 30, 2020 and December 31, 2019, such investments aggregated $915.8 million and $969.3 million, respectively. Their share of the Net Income Attributable to Redeemable

Non-Controlling

and
Non-Controlling
Interests in Consolidated Entities aggregated $64.1 million and $17.5 million for the three months ended June 30, 2020 and 2019, respectively, and $(114.3) million and $48.5 million for the six months ended June 30, 2020 and 2019, respectively.

4
8

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Loans to Affiliates
Loans to affiliates consist of interest bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $1.1 million and $1.8 million for the three months ended June 30, 2020 and 2019, respectively, and $4.1 million and $4.2 million for the six months ended June 30, 2020 and 2019, respectively.
Contingent Repayment Guarantee
Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling
interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of June 30, 2020. See Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.
Aircraft and Other Services
In the normal course of business, Blackstone makes use of aircraft owned by Stephen A. Schwarzman; aircraft owned by Jonathan D. Gray; and aircraft owned jointly by Joseph P. Baratta and two other individuals (each such aircraft, “Personal Aircraft”). Each of Messrs. Schwarzman, Gray and Baratta paid for his respective ownership interest in his Personal Aircraft himself and bears his respective share of all operating, personnel and maintenance costs associated with the operation of such Personal Aircraft. The payments Blackstone makes for the use of the Personal Aircraft are
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
Tax Receivable Agreements
Blackstone used a portion of the proceeds from the IPO and other sale
s
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

4
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
Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $736.6 million over the next 15 years. The after-tax
net present value of these estimated payments totals $201.6 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO
owners and the others mentioned above.
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

17.    Commitments and Contingencies
Commitments
Investment Commitments
Blackstone had $3.7 billion of investment commitments as of June 30, 2020 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments, including loan commitments. The consolidated Blackstone Funds had signed investment commitments of $51.8 million as of June 30, 2020
,
which includes $28.6 million of signed investment commitments for portfolio company acquisitions in the process of closing.
Contingencies
Guarantees
Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the ongoing
business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to Blackstone to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, Blackstone’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $19.1 million as of June 30, 2020.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to The Blackstone Group International Partners LLP. The amount guaranteed as of June 30, 2020 was $233.5 million.
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
In December 2017, a purported derivative suit (Mayberry v. KKR & Co., L.P., et al.) was filed in the Commonwealth of Kentucky Franklin County Circuit Court on behalf of the Kentucky Retirement System (“KRS”) by eight of its members and beneficiaries alleging various breaches of fiduciary duty and other violations of Kentucky state law in connection with KRS’s investment in three hedge funds of funds, including a fund managed by Blackstone Alternative Asset Management L.P. (“BAAM L.P.”). The suit names more than 30 defendants, including The Blackstone Group L.P.; BAAM L.P.; Stephen A. Schwarzman, as Chairman and CEO of Blackstone; and J. Tomilson Hill, as then-President and CEO of the Hedge Fund Solutions Group, Vice Chairman of Blackstone and CEO of BAAM L.P. (collectively, the “Blackstone Defendants”). Aside from the Blackstone Defendants, the action also names current and former KRS trustees and former KRS officers and various other service providers to KRS and their related persons.
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
On July 9, 2020, the Kentucky Supreme Court unanimously held that the plaintiffs lack constitutional standing to bring their claims and remanded the case to the Circuit Court with direction to dismiss the complaint. On July 20, 2020, the Kentucky Attorney General filed a motion to intervene and a proposed intervening complaint in the Mayberry action on behalf of the Commonwealth of Kentucky. The Blackstone Defendants filed their objection to that motion on July 30, 2020 and a hearing has been scheduled for August 17, 2020. On July 21, 2020, the Kentucky Attorney General also filed a separate action in Franklin County Circuit Court that is nearly identical to its proposed intervening complaint; that action was consolidated with the Mayberry action on August 5, 2020. In addition, on July 29, 2020, counsel for certain of the Mayberry Plaintiffs filed a motion for leave to amend their complaint, purporting to remedy the standing defects identified by the Kentucky Supreme Court. The Blackstone Defendants intend to oppose that motion, which has also been noticed for hearing on August 17, 2020.
Blackstone continues to believe that this suit is totally without merit and intends to defend it vigorously.

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
The following table presents the clawback obligations by segment:

	June 30, 2020			December 31, 2019
		Current and			Current and
	Blackstone	Former		Blackstone	Former
Segment	Holdings	Personnel (a)	Total	Holdings	Personnel (a)	Total
Real Estate	$21,042	$11,850	$32,892	$16,151	$10,597	$26,748
Private Equity	120,993	8,744	129,737	82,276	2,860	85,136
Credit & Insurance	15,050	16,990	32,040	6,866	8,169	15,035

	$157,085	$37,584	$194,669	$105,293	$21,626	$126,919

(a)	The split of clawback between Blackstone Holdings and Current and Former Personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.
The increase in contingent obligations related to clawback for the period ended June 30, 2020 was driven by unrealized depreciation in the fair value of certain underlying fund investments driven by the impact of
COVID-19.
See Note 2. “Summary of Significant Accounting Policies —
COVID-19
and Global Economic and Market Conditions”.
For Private Equity, Real Estate, and certain Credit & Insurance Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of Blackstone, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At June 30, 2020, $750.7 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.
In the Credit & Insurance segment, payment of Performance Allocations to Blackstone by the majority of the stressed/distressed, mezzanine and credit alpha strategies funds are substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.
If, at June 30, 2020, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $3.6 billion, on an after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $3.2 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.

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
3

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Segment Presentation
The following tables present the financial data for Blackstone’s four segments for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
	Real	Private	Hedge Fund	Credit &	Total
	Estate	Equity	Solutions	Insurance	Segments
Management and Advisory Fees, Net
Base Management Fees	$382,704	$268,070	$145,455	$145,565	$941,794
Transaction, Advisory and Other Fees, Net	32,039	9,521	859	5,873	48,292
Management Fee Offsets	(2,436)	(8,031)	4	(2,890)	(13,353)

Total Management and Advisory Fees, Net	412,307	269,560	146,318	148,548	976,733
Fee Related Performance Revenues	6,505	—	—	8,528	15,033
Fee Related Compensation	(116,640)	(92,825)	(40,353)	(57,086)	(306,904)
Other Operating Expenses	(44,525)	(44,827)	(17,807)	(36,424)	(143,583)

Fee Related Earnings	257,647	131,908	88,158	63,566	541,279

Realized Performance Revenues	34,209	64,513	1,482	1,973	102,177
Realized Performance Compensation	(12,547)	(25,016)	—	(224)	(37,787)
Realized Principal Investment Income (Loss)	1,573	17,416	(331)	280	18,938

Total Net Realizations	23,235	56,913	1,151	2,029	83,328

Total Segment Distributable Earnings	$280,882	$188,821	$89,309	$65,595	$624,607

	Three Months Ended June 30, 2019
	Real	Private	Hedge Fund	Credit &	Total
	Estate	Equity	Solutions	Insurance	Segments
Management and Advisory Fees, Net
Base Management Fees	$255,636	$265,139	$136,990	$147,550	$805,315
Transaction, Advisory and Other Fees, Net	23,990	31,526	723	5,256	61,495
Management Fee Offsets	(1,686)	(17,689)	—	(3,279)	(22,654)

Total Management and Advisory Fees, Net	277,940	278,976	137,713	149,527	844,156
Fee Related Performance Revenues	11,072	—	—	2,552	13,624
Fee Related Compensation	(97,795)	(105,107)	(36,622)	(54,310)	(293,834)
Other Operating Expenses	(40,114)	(40,429)	(21,112)	(40,466)	(142,121)

Fee Related Earnings	151,103	133,440	79,979	57,303	421,825

Realized Performance Revenues	198,573	122,907	11,960	7,946	341,386
Realized Performance Compensation	(67,742)	(52,081)	(2,175)	(3,468)	(125,466)
Realized Principal Investment Income	47,420	42,906	12,306	20,925	123,557

Total Net Realizations	178,251	113,732	22,091	25,403	339,477

Total Segment Distributable Earnings	$329,354	$247,172	$102,070	$82,706	$761,302

5
4

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following tables present the financial data for Blackstone’s four segments as of June 30, 2020 and for the six months ended June 30, 2020 and 2019:

	June 30, 2020 and the Six Months Then Ended
	Real	Private	Hedge Fund	Credit &	Total
	Estate	Equity	Solutions	Insurance	Segments
Management and Advisory Fees, Net
Base Management Fees	$754,142	$522,044	$285,111	$290,893	$1,852,190
Transaction, Advisory and Other Fees, Net	55,063	30,934	1,617	11,343	98,957
Management Fee Offsets	(10,777)	(17,246)	(38)	(5,786)	(33,847)

Total Management and Advisory Fees, Net	798,428	535,732	286,690	296,450	1,917,300
Fee Related Performance Revenues	11,056	—	—	16,443	27,499
Fee Related Compensation	(236,936)	(203,193)	(86,544)	(126,495)	(653,168)
Other Operating Expenses	(85,001)	(85,828)	(36,474)	(75,165)	(282,468)

Fee Related Earnings	487,547	246,711	163,672	111,233	1,009,163

Realized Performance Revenues	77,929	176,589	3,249	11,643	269,410
Realized Performance Compensation	(25,939)	(79,659)	(945)	(2,546)	(109,089)
Realized Principal Investment Income (Loss)	8,873	27,763	(940)	3,532	39,228

Total Net Realizations	60,863	124,693	1,364	12,629	199,549

Total Segment Distributable Earnings	$548,410	$371,404	$165,036	$123,862	$1,208,712

Segment Assets	$7,460,667	$7,924,981	$2,238,985	$3,278,666	$20,903,299

	Six Months Ended June 30, 2019
	Real	Private	Hedge Fund	Credit &	Total
	Estate	Equity	Solutions	Insurance	Segments
Management and Advisory Fees, Net
Base Management Fees	$515,881	$484,556	$274,318	$288,078	$1,562,833
Transaction, Advisory and Other Fees, Net	47,901	68,817	1,041	8,886	126,645
Management Fee Offsets	(1,966)	(22,674)	—	(6,620)	(31,260)

Total Management and Advisory Fees, Net	561,816	530,699	275,359	290,344	1,658,218
Fee Related Performance Revenues	17,748	—	—	3,655	21,403
Fee Related Compensation	(212,611)	(212,694)	(79,576)	(112,984)	(617,865)
Other Operating Expenses	(79,100)	(74,630)	(38,997)	(72,705)	(265,432)

Fee Related Earnings	287,853	243,375	156,786	108,310	796,324

Realized Performance Revenues	275,755	279,506	16,051	16,843	588,155
Realized Performance Compensation	(97,642)	(102,637)	(3,588)	(6,839)	(210,706)
Realized Principal Investment Income	45,289	68,045	12,023	24,108	149,465

Total Net Realizations	223,402	244,914	24,486	34,112	526,914

Total Segment Distributable Earnings	$511,255	$488,289	$181,272	$142,422	$1,323,238

5
5

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

Reconciliations of Total Segment Amounts
The following tables reconcile the Total Segment Revenues, Expenses and Distributable Earnings to their equivalent GAAP measure for the three and six months ended June 30, 2020 and 2019 along with Total Assets as of June 30, 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Total GAAP Revenues	$2,516,069	$1,486,806	$(559,895)	$3,511,677
Less: Unrealized Performance Revenues (a)	(1,067,923)	(157,398)	2,385,523	(821,731)
Less: Unrealized Principal Investment (Income) Loss (b)	(223,316)	56,353	393,294	(83,572)
Less: Interest and Dividend Revenue (c)	(26,290)	(45,991)	(63,889)	(92,690)
Less: Other Revenue (d)	55,606	20,150	(82,545)	6,961
Impact of Consolidation (e)	(141,599)	(35,119)	179,519	(104,968)
Amortization of Intangibles (f)	387	387	774	774
Transaction-Related Charges (g)	(1,310)	(4,174)	(2,140)	(2,706)
Intersegment Eliminations	1,257	1,709	2,796	3,496

Total Segment Revenue (h)	$1,112,881	$1,322,723	$2,253,437	$2,417,241

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Expenses
Total GAAP Expenses	$1,172,681	$862,240	$534,606	$1,903,404
Less: Unrealized Performance Allocations Compensation (i)	(454,813)	(64,518)	942,565	(351,533)
Less: Equity-Based Compensation (j)	(89,341)	(53,105)	(176,813)	(119,881)
Less: Interest Expense (k)	(38,924)	(43,230)	(80,464)	(84,868)
Impact of Consolidation (e)	(9,020)	(14,411)	(20,479)	(25,272)
Amortization of Intangibles (f)	(16,096)	(16,096)	(32,192)	(32,192)
Transaction-Related Charges (g)	(77,470)	(111,168)	(125,294)	(199,151)
Intersegment Eliminations	1,257	1,709	2,796	3,496

Total Segment Expenses (l)	$488,274	$561,421	$1,044,725	$1,094,003

5
6

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Other Income
Total GAAP Other Income	$158,373	$61,131	$(169,596)	$191,456
Impact of Consolidation (e)	(158,373)	(61,131)	169,596	(191,456)

Total Segment Other Income	$—	$—	$—	$—

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Income (Loss) Before Provision (Benefit) for Taxes
Total GAAP Income (Loss) Before Provision (Benefit) for Taxes	$1,501,761	$685,697	$(1,264,097)	$1,799,729
Less: Unrealized Performance Revenues (a)	(1,067,923)	(157,398)	2,385,523	(821,731)
Less: Unrealized Principal Investment (Income) Loss (b)	(223,316)	56,353	393,294	(83,572)
Less: Interest and Dividend Revenue (c)	(26,290)	(45,991)	(63,889)	(92,690)
Less: Other Revenue (d)	55,606	20,150	(82,545)	6,961
Plus: Unrealized Performance Allocations Compensation (i)	454,813	64,518	(942,565)	351,533
Plus: Equity-Based Compensation (j)	89,341	53,105	176,813	119,881
Plus: Interest Expense (k)	38,924	43,230	80,464	84,868
Impact of Consolidation (e)	(290,952)	(81,839)	369,594	(271,152)
Amortization of Intangibles (f)	16,483	16,483	32,966	32,966
Transaction-Related Charges (g)	76,160	106,994	123,154	196,445

Total Segment Distributable Earnings	$624,607	$761,302	$1,208,712	$1,323,238

As of
June 30,
2020
Total Assets
Total GAAP Assets	$28,844,381
Impact of Consolidation (e)	(7,941,082)

Total Segment Assets	$20,903,299

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
7

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

(d)
This adjustment removes Other Revenue on a segment basis. For the three months ended June 30, 2020 and 2019, Other Revenue on a GAAP basis was $(55.6) million and $(17.1) million, and included $56.7 million and $20.8 million of foreign exchange losses, respectively. For the six months ended June 30, 2020 and 2019, Other Revenue on a GAAP basis was $82.6 million and $(6.8) million, and included $80.3 million and $(8.3) million of foreign exchange gains (losses), respectively.

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

(h)	Total Segment Revenues is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Total Segment Management and Advisory Fees, Net	$976,733	$844,156	$1,917,300	$1,658,218
Total Segment Fee Related Performance Revenues	15,033	13,624	27,499	21,403
Total Segment Realized Performance Revenues	102,177	341,386	269,410	588,155
Total Segment Realized Principal Investment Income	18,938	123,557	39,228	149,465

Total Segment Revenues	$1,112,881	$1,322,723	$2,253,437	$2,417,241

(i)	This adjustment removes Unrealized Performance Allocations Compensation.
(j)	This adjustment removes Equity-Based Compensation on a segment basis.
(k)	This adjustment removes Interest Expense, excluding interest expense related to the Tax Receivable Agreement.

5
8

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

(l)	Total Segment Expenses is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Total Segment Fee Related Compensation	$306,904	$293,834	$653,168	$617,865
Total Segment Realized Performance Compensation	37,787	125,466	109,089	210,706
Total Segment Other Operating Expenses	143,583	142,121	282,468	265,432

Total Segment Expenses	$488,274	$561,421	$1,044,725	$1,094,003

Reconciliations of Total Segment Components
The following tables reconcile the components of Total Segments to their equivalent GAAP measures, reported on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Management and Advisory Fees, Net
GAAP	$969,728	$840,378	$1,904,560	$1,650,104
Segment Adjustment (a)	7,005	3,778	12,740	8,114

Total Segment	$976,733	$844,156	$1,917,300	$1,658,218

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
GAAP Realized Performance Revenues to Total Segment Fee Related Performance Revenues
GAAP
Incentive Fees	$15,300	$21,915	$27,461	$34,047
Investment Income - Realized Performance Allocations	101,910	332,520	269,440	574,895

GAAP	117,210	354,435	296,901	608,942
Total Segment
Less: Realized Performance Revenues	(102,177)	(341,386)	(269,410)	(588,155)
Segment Adjustment (b)	—	575	8	616

Total Segment	$15,033	$13,624	$27,499	$21,403

5
9

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
GAAP Compensation to Total Segment Fee Related Compensation
GAAP
Compensation	$458,457	$438,521	$935,000	$909,918
Incentive Fee Compensation	8,432	8,886	14,954	14,292
Realized Performance Allocations Compensation	38,569	125,825	110,992	212,220

GAAP	505,458	573,232	1,060,946	1,136,430
Total Segment
Less: Realized Performance Compensation	(37,787)	(125,466)	(109,089)	(210,706)
Less: Equity-Based Compensation - Operating Compensation	(87,205)	(50,225)	(172,539)	(113,933)
Less: Equity-Based Compensation - Performance Compensation	(2,136)	(2,880)	(4,274)	(5,948)
Segment Adjustment (c)	(71,426)	(100,827)	(121,876)	(187,978)

Total Segment	$306,904	$293,834	$653,168	$617,865

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
GAAP General, Administrative and Other to Total Segment Other Operating Expenses
GAAP	$169,051	$175,308	$326,617	$321,370
Segment Adjustment (d)	(25,468)	(33,187)	(44,149)	(55,938)

Total Segment	$143,583	$142,121	$282,468	$265,432

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars Are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Realized Performance Revenues
GAAP
Incentive Fees	$15,300	$21,915	$27,461	$34,047
Investment Income - Realized Performance Allocations	101,910	332,520	269,440	574,895

GAAP	117,210	354,435	296,901	608,942
Total Segment
Less: Fee Related Performance Revenues	(15,033)	(13,624)	(27,499)	(21,403)
Segment Adjustment (b)	—	575	8	616

Total Segment	$102,177	$341,386	$269,410	$588,155

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Realized Performance Compensation
GAAP
Incentive Fee Compensation	$8,432	$8,886	$14,954	$14,292
Realized Performance Allocation Compensation	38,569	125,825	110,992	212,220

GAAP	47,001	134,711	125,946	226,512
Total Segment
Less: Fee Related Performance Compensation	(7,078)	(6,365)	(12,583)	(9,858)
Less: Equity-Based Compensation - Performance Compensation	(2,136)	(2,880)	(4,274)	(5,948)

Total Segment	$37,787	$125,466	$109,089	$210,706

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Realized Principal Investment Income
GAAP	$61,102	$145,040	$109,797	$218,301
Segment Adjustment (e)	(42,164)	(21,483)	(70,569)	(68,836)

Total Segment	$18,938	$123,557	$39,228	$149,465

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
non-controlling
interests.

19.    Subsequent Events
There have been no events since June 30, 2020 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

6
2

Item 1A. Unaudited Supplemental Presentation of Statements of Financial Condition
The Blackstone Group Inc.
Unaudited Consolidating Statements of Financial Condition
(Dollars in Thousands)

	June 30, 2020
	Consolidated	Consolidated
	Operating	Blackstone	Reclasses and
	Partnerships	Funds (a)	Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$1,976,512	$—	$—	$1,976,512
Cash Held by Blackstone Funds and Other	—	343,201	—	343,201
Investments	11,538,592	7,943,531	(508,750)	18,973,373
Accounts Receivable	323,046	175,554	—	498,600
Due from Affiliates	2,445,274	7,413	(21,175)	2,431,512
Intangible Assets, Net	362,008	—	—	362,008
Goodwill	1,869,860	—	—	1,869,860
Other Assets	500,043	1,308	—	501,351
Right-of-Use Assets	568,663	—	—	568,663
Deferred Tax Assets	1,319,301	—	—	1,319,301

Total Assets	$20,903,299	$8,471,007	$(529,925)	$28,844,381

Liabilities and Equity
Loans Payable	$4,606,781	$6,232,787	$—	$10,839,568
Due to Affiliates	1,082,973	462,752	(277,154)	1,268,571
Accrued Compensation and Benefits	2,551,056	—	—	2,551,056
Securities Sold, Not Yet Purchased	9,395	42,000	—	51,395
Repurchase Agreements	—	80,620	—	80,620
Operating Lease Liabilities	637,946	—	—	637,946
Accounts Payable, Accrued Expenses and Other Liabilities	617,925	301,270	—	919,195

Total Liabilities	9,506,076	7,119,429	(277,154)	16,348,351

Redeemable Non-Controlling Interests in Consolidated Entities	22,000	46,564	—	68,564

Equity
Class A Common Stock	7	—	—	7
Class B Common Stock	—	—	—	—
Class C Common Stock	—	—	—	—
Additional Paid-in-Capital	6,272,040	287,838	(287,838)	6,272,040
Retained Earnings (Deficit)	(574,295)	(35,067)	35,067	(574,295)
Accumulated Other Comprehensive Loss	(36,758)	—	—	(36,758)
Non-Controlling Interests in Consolidated Entities	2,848,186	1,052,243	—	3,900,429
Non-Controlling Interests in Blackstone Holdings	2,866,043	—	—	2,866,043

Total Equity	11,375,223	1,305,014	(252,771)	12,427,466

Total Liabilities and Equity	$20,903,299	$8,471,007	$(529,925)	$28,844,381

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
Blackstone Real Estate Special Situations Holdings L.P.
Blackstone Strategic Alliance Fund L.P.
BTD CP Holdings LP
Collateralized loan obligation vehicles
Mezzanine
side-by-side
investment vehicles
Private equity
side-by-side
investment vehicles
Real estate
side-by-side
investment vehicles
Hedge Fund Solutions
side-by-side
investment vehicles.
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

We are a world leader in private equity investing. Our corporate private equity business, established in 1987, pursues transactions across industries in both established and growth-oriented businesses across the globe. It strives to create value by investing in great businesses where our capital, strategic insight, global relationships and operational support can drive transformation. Our core private equity funds target control-oriented investments in high quality companies with durable businesses and seek to offer a lower level of risk and a longer hold period than traditional private equity.
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
Our Response to
COVID-19
As the global response to
COVID-19
continues to evolve, our primary focus has been the safety and wellbeing of our employees and their families, as well as the seamless functioning of the firm in serving our limited partner investors who have entrusted us with their capital, and our shareholders. In accordance with local government guidance and social distancing recommendations, the vast majority of our employees globally have been working remotely since mid-March
2020. Our technology infrastructure has proven to be robust and capable of supporting this model. We have implemented rigorous protocols for remote work across the firm, including increased cadence of group calls and updates, and frequent communication across leadership and working levels. We are leveraging technology to ensure our teams stay connected and productive, and that our culture remains strong even in these unusual circumstances. While we are generally not meeting with our clients in person, we continue to actively communicate with our clients through videoconference, teleconference and email. Investment committees continue to convene as needed, and the firm continues to operate across investment, asset management and corporate support functions.
In
mid-July,
our U.S. and European offices began a phased reopening on a voluntary basis with social distancing and other safety protocols in place. We continue to closely monitor applicable public health and government guidance.
Business Environment
Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Europe, Asia and, to a lesser extent, elsewhere in the world.
The second quarter of 2020 was characterized by strong recoveries in global equity and credit markets as governments around the world implemented fiscal and monetary stimulus to counter the economic impacts of the
COVID-19
pandemic. Although the global economy has begun to reopen, economic recovery is likely to be gradual and uneven, with divergent trends across regions and sectors, and the ultimate length of the recovery is uncertain.

All major U.S. equity market sectors posted positive returns in the second quarter. S&P 500 technology stocks outperformed the overall market, ending the quarter up 30%, while the S&P 500 ended the quarter up 20%. S&P 500 energy stocks also experienced a strong rebound in the second quarter, finishing up 29% for the quarter, but still down 37% year to date. The price of West Texas Intermediate crude oil rose 92% in the second quarter to $39 per barrel, but was still down significantly from $61 at the end of 2019. The Henry Hub Natural Gas spot price remained flat in the second quarter at $1.71, but was also still down from $2.09 at the end of 2019. Spot prices for other commodities also experienced recoveries and the Bloomberg Commodity Index increased 5% in the second quarter.
U.S. loans and high yield bonds also experienced sharp recoveries, increasing 8% and 9%, respectively, for the second quarter. High yield spreads compressed 327 basis points in the second quarter, while issuance increased 45% year over year. The Federal Reserve maintained the federal funds target range at 0.0%-0.25% due to the effects of the coronavirus weighing on economic activity in the near term. In addition, the Federal Reserve has increased its balance sheet since mid-March 2020 by $3 trillion to support new credit and liquidity facilities, with potentially trillions more at their discretion if necessary. Three month LIBOR declined meaningfully in the second quarter, down 1.15% compared to the end of the first quarter, to 0.30%.
Volatility decreased in the second quarter with the CBOE Volatility Index declining 43% to 30.4. Global equity issuance increased 140% in the second quarter of 2020 compared to the first quarter, and increased 75% relative to the second quarter of 2019. Merger and acquisition (“M&A”) activity declined meaningfully in the second quarter, down 32% compared to the first quarter and down 59% compared to the prior year period.
The industrial sector showed mixed signals, as industrial production declined 10.8% in the second quarter from the year ago period. However, the Institute for Supply Management Purchasing Managers’ Index increased from last quarter, rising above 50 for the first time since February 2020, signaling an expansion in the U.S. manufacturing sector.
The U.S. unemployment rate increased in the second quarter, reaching an all time high of 14.7% at the end of April. The jobless rate has improved since then, but still finished the second quarter at 11.1% which was up sharply from 4.4% at the end of the first quarter. Wages grew, with average hourly earnings increasing 5.0% year over year based on the three month average for production and nonsupervisory employees.
The worldwide outbreak of
COVID-19
has disrupted global travel and supply chains, and has adversely impacted commercial activity in many industries, including travel, hospitality and entertainment. It has also significantly negatively impacted global growth. While certain geographies are experiencing declining infection levels and are reopening businesses, others are seeing persistent or accelerating levels. The continued rapid development of this situation and uncertainty regarding potential economic recovery precludes any prediction as to the ultimate adverse impact of
COVID-19
on economic and market conditions.
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
Consolidated Results of Operations
Following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2020 and 2019. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended				Six Months Ended
	June 30,		2020 vs. 2019		June 30,		2020 vs. 2019
	2020	2019	$	%	2020	2019	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$969,728	$840,378	$129,350	15%	$1,904,560	$1,650,104	$254,456	15%

Incentive Fees	15,300	21,915	(6,615)	-30%	27,461	34,047	(6,586)	-19%

Investment Income (Loss)
Performance Allocations
Realized	101,910	332,520	(230,610)	-69%	269,440	574,895	(305,455)	-53%
Unrealized	1,067,923	157,732	910,191	577%	(2,385,158)	821,731	(3,206,889)	N/M
Principal Investments
Realized	61,102	145,040	(83,938)	-58%	109,797	218,301	(108,504)	-50%
Unrealized	331,762	(37,345)	369,107	N/M	(627,603)	131,699	(759,302)	N/M

Total Investment Income (Loss)	1,562,697	597,947	964,750	161%	(2,633,524)	1,746,626	(4,380,150)	N/M

Interest and Dividend Revenue	23,924	43,686	(19,762)	-45%	59,008	87,770	(28,762)	-33%
Other	(55,580)	(17,120)	(38,460)	225%	82,600	(6,870)	89,470	N/M

Total Revenues	2,516,069	1,486,806	1,029,263	69%	(559,895)	3,511,677	(4,071,572)	N/M

Expenses
Compensation and Benefits
Compensation	458,457	438,521	19,936	5%	935,000	909,918	25,082	3%
Incentive Fee Compensation	8,432	8,886	(454)	-5%	14,954	14,292	662	5%
Performance Allocations Compensation
Realized	38,569	125,825	(87,256)	-69%	110,992	212,220	(101,228)	-48%
Unrealized	454,813	64,518	390,295	605%	(942,565)	351,533	(1,294,098)	N/M

Total Compensation and Benefits	960,271	637,750	322,521	51%	118,381	1,487,963	(1,369,582)	-92%
General, Administrative and Other	169,051	175,308	(6,257)	-4%	326,617	321,370	5,247	2%
Interest Expense	39,276	43,596	(4,320)	-10%	80,920	85,598	(4,678)	-5%
Fund Expenses	4,083	5,586	(1,503)	-27%	8,688	8,473	215	3%

Total Expenses	1,172,681	862,240	310,441	36%	534,606	1,903,404	(1,368,798)	-72%

Other Income (Loss)
Change in Tax Receivable Agreement Liability	76	—	76	N/M	(519)	—	(519)	N/M
Net Gains (Losses) from Fund Investment Activities	158,297	61,131	97,166	159%	(169,077)	191,456	(360,533)	N/M

Total Other Income (Loss)	158,373	61,131	97,242	159%	(169,596)	191,456	(361,052)	N/M

Income (Loss) Before Provision (Benefit) for Taxes	1,501,761	685,697	816,064	119%	(1,264,097)	1,799,729	(3,063,826)	N/M
Provision (Benefit) for Taxes	147,415	38,736	108,679	281%	(11,288)	79,891	(91,179)	N/M

Net Income (Loss)	1,354,346	646,961	707,385	109%	(1,252,809)	1,719,838	(2,972,647)	N/M
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(3,426)	1,095	(4,521)	N/M	(18,895)	3,575	(22,470)	N/M
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	294,378	80,744	213,634	265%	(350,699)	267,577	(618,276)	N/M
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	495,128	259,330	235,798	91%	(384,989)	661,590	(1,046,579)	N/M

Net Income (Loss) Attributable to The Blackstone Group Inc.	$568,266	$305,792	$262,474	86%	$(498,226)	$787,096	$(1,285,322)	N/M

N/M    Not meaningful.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Revenues
Revenues were $2.5 billion for the three months ended June 30, 2020, an increase of $1.0 billion, compared to $1.5 billion for the three months ended June 30, 2019. The increase in Revenues was primarily attributable to increases of $964.8 million in Unrealized Investment Income (Loss) and $129.4 million in Management and Advisory Fees, Net, partially offset by decreases of $38.5 million in Other Revenue and $19.8 million in Interest and Dividend Revenue.
The increase in Unrealized Investment Income (Loss) was primarily attributable to an increase in our Private Equity segment of $1.1 billion, partially offset by a decrease in our Real Estate segment of $306.5 million. The increase in our Private Equity segment was primarily attributable to higher net unrealized appreciation of investment holdings in corporate private equity and Tactical Opportunities in the current quarter relative to the prior quarter. Corporate private equity carrying value increased 12.8% in the three months ended June 30, 2020 compared to 1.3% in the three months ended June 30, 2019. Tactical Opportunities carrying value increased 10.8% in the three months ended June 30, 2020 compared to 1.3% in the three months ended June 30, 2019. The decrease in our Real Estate segment was primarily attributable to lower unrealized appreciation of investment holdings in BREP opportunistic funds in the current quarter relative to the prior quarter. BREP opportunistic funds’ carrying value increased 1.6% in the three months ended June 30, 2020 compared to 4.4% in the three months ended June 30, 2019.
The increase in Management and Advisory Fees, Net was primarily due to increases in our Real Estate and Hedge Fund Solutions segments of $134.4 million and $8.6 million, respectively, partially offset by a decrease of $9.4 million in our Private Equity segment. The increase in our Real Estate segment was primarily due to the launch of the investment periods of BREP IX and BREP Europe VI and
Fee-Earning
Assets Under Management growth in our core+ real estate funds. The increase in our Hedge Fund Solutions segment was primarily due to
Fee-Earning
Assets Under Management growth in individual investor and specialized solutions. The decrease in our Private Equity segment was primarily due to a decrease of Transaction, Advisory and Other Fees, Net in BXCM.
The decrease in Other Revenue was primarily due to foreign exchange losses on our euro denominated bonds and cross-currency swaps.
The decrease in Interest and Dividend Revenue was primarily due to lower interest rates in our separately managed, notional pooling and deposit accounts.
Expenses
Expenses were $1.2 billion for the three months ended June 30, 2020, an increase of $310.4 million, compared to $862.2 million for the three months ended June 30, 2019. The increase was primarily attributable to an increase of $322.5 million in Total Compensation and Benefits. The increase in Total Compensation and Benefits was primarily due to an increase of $303.0 million in Performance Allocations Compensation. The increase of $303.0 million in Performance Allocations Compensation was primarily due to the increase in Investment Income (Loss) – Performance Allocations, on which the compensation is based.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Revenues
Revenues were $(559.9) million for the six months ended June 30, 2020, a decrease of $4.1 billion, compared to $3.5 billion for the six months ended June 30, 2019. The decrease in Revenues was primarily attributable to a decrease of $4.4 billion in Unrealized Investment Income (Loss), partially offset by increases of $254.5 million in Management and Advisory Fees, Net and $89.5 million in Other Revenue.

The decrease in Unrealized Investment Income (Loss) was primarily net unrealized depreciation of investment holdings driven by the impacts of
COVID-19.
Investment Income (Loss) in our Real Estate, Private Equity, Credit & Insurance and Hedge Fund Solutions segments decreased $2.1 billion, $1.3 billion, $563.1 million and $122.9 million, respectively. The decrease in our Real Estate segment was primarily attributable to net unrealized depreciation of investment holdings in BREP opportunistic funds. BREP opportunistic funds’ carrying value decreased 7.6% in the six months ended June 30, 2020 compared to an increase of 9.1% in the six months ended June 30, 2019. The decrease in our Private Equity segment was primarily attributable to net unrealized depreciation of investment holdings in corporate private equity and Tactical Opportunities. Corporate private equity carrying value decreased 12.4% in the six months ended June 30, 2020 compared to an increase of 10.6% in the six months ended June 30, 2019. Tactical Opportunities carrying value decreased 6.1% in the six months ended June 30, 2020 compared to an increase of 4.0% in the six months ended June 30, 2019. The decrease in our Credit & Insurance segment was primary attributable to net unrealized depreciation of investments in our performing credit and distressed strategies in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease in our Hedge Fund Solutions segment was primarily due to the net unrealized depreciation of investments of which Blackstone owns a share in the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
The increase in Management and Advisory Fees, Net was primarily due to increases in our Real Estate and Hedge Fund Solutions segments of $236.6 million and $11.3 million, respectively. The increase in our Real Estate segment was primarily due to the launch of the investment periods of BREP IX and BREP Europe VI and
Fee-Earning
Assets Under Management growth in our core+ real estate funds. The increase in our Hedge Fund Solutions segment was primarily due to
Fee-Earning
Assets Under Management growth in our individual investor and specialized solutions.
The increase in Other Revenue was primarily due to foreign exchange gains on our euro denominated bonds and cross-currency swaps.
Expenses
Expenses were $534.6 million for the six months ended June 30, 2020, a decrease of $1.4 billion, compared to $1.9 billion for the six months ended June 30, 2019. The decrease was primarily attributable to a decrease of $1.4 billion in Total Compensation and Benefits. The decrease in Total Compensation and Benefits was primarily due to a decrease of $1.4 billion in Performance Allocations Compensation. The decrease of $1.4 billion in Performance Allocations Compensation was primarily due to the decrease in Investment Income (Loss) – Performance Allocations, on which the compensation is based.
Other Income (Loss)
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Other Income (Loss) was $158.4 million for the three months ended June 30, 2020, an increase of $97.2 million, compared to $61.1 million for the three months ended June 30, 2019. The increase in Other Income (Loss) was due to an increase of $97.2 million in Net Gains (Losses) from Fund Investment Activities.
The increase in Other Income (Loss) – Net Gain (Losses) from Fund Investment Activities was primarily due to increases of $78.3 million in our Credit & Insurance segment and $36.1 million in our Private Equity segment, partially offset by a decrease of $13.5 million in our Real Estate segment. The increase in our Credit & Insurance segment was primarily driven by appreciation of consolidated CLOs and other vehicles during the three months ended June 30, 2020. The increase in our Private Equity segment was primarily due to appreciation of investments in our consolidated Private Equity segment funds. The decrease in our Real Estate segment was primarily driven by depreciation of investments in our consolidated Real Estate segment funds.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Other Income (Loss) was $(169.6) million for the six months ended June 30, 2020, a decrease of $361.1 million, compared to $191.5 million for the six months ended June 30, 2019. The decrease in Other Income (Loss) was due to a decrease of $360.5 million in Net Gains (Losses) from Fund Investment Activities.

The decrease in Other Income (Loss) – Net Gain (Losses) from Fund Investment Activities was primarily due to decreases of $178.0 million in our Credit & Insurance segment, $113.5 million in our Real Estate segment and $63.2 million in our Private Equity segment. The decrease in our Credit & Insurance segment was primarily driven by depreciation of consolidated CLOs and other vehicles during the six months ended June 30, 2020. The decrease in our Real Estate segment was primarily driven by depreciation of investments in our consolidated Real Estate segment funds. The decrease in our Private Equity segment was primarily due to depreciation of investments in our consolidated Private Equity segment funds.
Provision (Benefit) for Taxes
The following table summarizes Blackstone’s tax position:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in Thousands)
Income (Loss) Before Provision (Benefit) for Taxes	$1,501,761	$685,697	$(1,264,097)	$1,799,729
Provision (Benefit) for Taxes	$147,415	$38,736	$(11,288)	$79,891
Effective Income Tax Rate	9.8%	5.6%	0.9%	4.4%
The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

	Three Months Ended		2020	Six Months Ended		2020
	June 30,		vs.	June 30,		vs.
	2020	2019	2019	2020	2019	2019
Statutory U.S. Federal Income Tax Rate	21.0%	21.0%	—	21.0%	21.0%	—
Income Passed Through to Common Unitholders and Non-Controlling Interest Holders (a)	-10.0%	-15.7%	5.7%	-16.7%	-16.8%	0.1%
State and Local Income Taxes	2.2%	1.3%	0.9%	0.3%	1.1%	-0.8%
Change in Valuation Allowance	-3.8%	—	-3.8%	-5.0%	—	-5.0%
Other	0.4%	-1.0%	1.4%	1.3%	-0.9%	2.2%

Effective Income Tax Rate	9.8%	5.6%	4.2%	0.9%	4.4%	-3.5%

(a)
Includes income that was not taxable to Blackstone and its subsidiaries. Such income was directly taxable to shareholders of Blackstone’s Class A common stock for the period prior to the Conversion and remains taxable to Blackstone’s non-controlling
interest holders.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Blackstone’s Provision (Benefit) for Taxes for the three months ended June 30, 2020 and 2019 was $147.4 million and $38.7 million, respectively. This resulted in an effective tax rate of 9.8% and 5.6%, respectively, based on our Income Before Provision (Benefit) for Taxes of $1.5 billion and $685.7 million.
The increase in Blackstone’s effective tax rate for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, resulted primarily from the Conversion. For the three months ended June 30, 2020, The Blackstone Group Inc. was a corporation subject to federal and state corporate income taxes while for the three months ended June 30, 2019 The Blackstone Group L.P. was a publicly traded partnership with income directly taxable to common unitholders.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Blackstone’s Provision (Benefit) for Taxes for the six months ended June 30, 2020 and 2019 was $(11.3) million and $79.9 million, respectively. This resulted in an effective tax rate of 0.9% and 4.4%, respectively, based on our Income Before Provision (Benefit) for Taxes of $(1.3) billion and $1.8 billion.
The decrease in Blackstone’s effective tax rate for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, resulted primarily from the change in valuation allowance related to the step up in the tax basis of investment assets due to the net unrealized depreciation in our investment holdings driven by the impacts of COVID-19.
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
For the three months ended June 30, 2020 and 2019, the Net Income Before Taxes allocated to Blackstone Holdings was 41.2% and 44.0%, respectively. For the six months ended June 30, 2020 and 2019, the Net Income Before Taxes allocated to Blackstone Holdings was 41.4% and 44.0%, respectively. The decrease of 2.8% was primarily due to conversions of Blackstone Holdings Partnership Units to shares of Class A common stock, the vesting of shares of Class A common stock and the exclusion of unvested participating Blackstone Holdings Partnership Units which are not contractually obligated to share in losses. The decrease of 2.6% was primarily due to conversions of Blackstone Holdings Partnership Units to shares of Class A common stock, the vesting of shares of Class A common stock and the exclusion of unvested participating Blackstone Holdings Partnership Units which are not contractually obligated to share in losses.
The Other Income (Loss) — Reduction of Tax Receivable Agreement Liability was entirely allocated to The Blackstone Group Inc.

Operating Metrics
The following graphs and tables summarize the
Fee-Earning
Assets Under Management and Total Assets Under Management by Segment, followed by a rollforward of activity for the three and six months ended June 30, 2020 and 2019. For a description of how Assets Under Management and
Fee-Earning
Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and
Fee-Earning
Assets Under Management”:

Note: Totals may not add due to rounding.

	Three Months Ended
	June 30, 2020					June 30, 2019
		Private	Hedge Fund	Credit &			Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total	Real Estate	Equity	Solutions	Insurance	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$130,424,462	$128,300,802	$68,214,435	$96,115,338	$423,055,037	$94,223,034	$85,446,868	$73,647,014	$99,676,478	$352,993,394
Inflows, including Commitments (a)	3,572,729	3,980,763	3,480,682	4,552,263	15,586,437	25,130,260	13,723,729	3,578,265	7,548,513	49,980,767
Outflows, including Distributions (b)	(730,177)	(1,945,670)	(4,548,271)	(2,080,773)	(9,304,891)	(5,571,573)	(444,360)	(3,943,643)	(2,231,944)	(12,191,520)

Net Inflows (Outflows)	2,842,552	2,035,093	(1,067,589)	2,471,490	6,281,546	19,558,687	13,279,369	(365,378)	5,316,569	37,789,247
Realizations (c)	(998,351)	(1,118,162)	(512,215)	(1,078,291)	(3,707,019)	(2,375,372)	(2,103,962)	(276,016)	(1,201,419)	(5,956,769)
Market Activity (d)(g)	1,991,685	66,379	3,565,510	4,572,797	10,196,371	880,745	(155,003)	1,647,800	665,228	3,038,770

Balance, End of Period (e)	$134,260,348	$129,284,112	$70,200,141	$102,081,334	$435,825,935	$112,287,094	$96,467,272	$74,653,420	$104,456,856	$387,864,642

Increase	$3,835,886	$983,310	$1,985,706	$5,965,996	$12,770,898	$18,064,060	$11,020,404	$1,006,406	$4,780,378	$34,871,248
Increase	3%	1%	3%	6%	3%	19%	13%	1%	5%	10%

	Six Months Ended
	June 30, 2020					June 30, 2019
		Private	Hedge Fund	Credit &			Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total	Real Estate	Equity	Solutions	Insurance	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$128,214,137	$97,773,964	$75,636,004	$106,450,747	$408,074,852	$93,252,724	$80,008,166	$72,280,606	$96,986,011	$342,527,507
Inflows, including Commitments (a)	13,001,518	39,306,793	5,847,645	8,188,108	66,344,064	27,864,125	22,386,445	5,212,771	11,414,091	66,877,432
Outflows, including Distributions (b)	(1,741,073)	(5,558,119)	(7,200,263)	(4,821,457)	(19,320,912)	(5,836,255)	(1,172,943)	(6,011,376)	(5,474,048)	(18,494,622)

Net Inflows (Outflows)	11,260,445	33,748,674	(1,352,618)	3,366,651	47,023,152	22,027,870	21,213,502	(798,605)	5,940,043	48,382,810
Realizations (c)	(3,696,112)	(2,043,516)	(646,945)	(2,508,418)	(8,894,991)	(4,589,190)	(4,664,973)	(440,452)	(2,168,269)	(11,862,884)
Market Activity (d)(h)	(1,518,122)	(195,010)	(3,436,300)	(5,227,646)	(10,377,078)	1,595,690	(89,423)	3,611,871	3,699,071	8,817,209

Balance, End of Period (e)	$134,260,348	$129,284,112	$70,200,141	$102,081,334	$435,825,935	$112,287,094	$96,467,272	$74,653,420	$104,456,856	$387,864,642

Increase (Decrease)	$6,046,211	$31,510,148	$(5,435,863)	$(4,369,413)	$27,751,083	$19,034,370	$16,459,106	$2,372,814	$7,470,845	$45,337,135
Increase (Decrease)	5%	32%	-7%	-4%	7%	20%	21%	3%	8%	13%
Annualized Base Management Fee Rate (f)	1.15%	0.88%	0.80%	0.57%	0.88%	1.03%	1.11%	0.75%	0.57%	0.87%

	Three Months Ended
	June 30, 2020					June 30, 2019
		Private	Hedge Fund	Credit &			Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total	Real Estate	Equity	Solutions	Insurance	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$160,934,849	$174,695,883	$73,720,792	$128,655,761	$538,007,285	$140,334,043	$158,988,748	$80,182,772	$132,272,199	$511,777,762
Inflows, including Commitments (a)	4,884,629	5,202,708	3,323,861	6,857,865	20,269,063	14,364,834	16,806,806	3,812,651	10,126,818	45,111,109
Outflows, including Distributions (b)	(713,861)	(668,799)	(4,618,615)	(2,346,962)	(8,348,237)	(599,928)	(178,901)	(4,114,571)	(2,341,479)	(7,234,879)

Net Inflows (Outflows)	4,170,768	4,533,909	(1,294,754)	4,510,903	11,920,826	13,764,906	16,627,905	(301,920)	7,785,339	37,876,230
Realizations (c)	(2,264,204)	(2,990,225)	(516,843)	(1,579,530)	(7,350,802)	(3,989,755)	(4,678,685)	(296,126)	(1,629,825)	(10,594,391)
Market Activity (d)(i)	3,882,431	7,878,568	3,758,944	6,232,836	21,752,779	3,495,626	233,719	1,850,954	842,437	6,422,736

Balance, End of Period (e)	$166,723,844	$184,118,135	$75,668,139	$137,819,970	$564,330,088	$153,604,820	$171,171,687	$81,435,680	$139,270,150	$545,482,337

Increase	$5,788,995	$9,422,252	$1,947,347	$9,164,209	$26,322,803	$13,270,777	$12,182,939	$1,252,908	$6,997,951	$33,704,575
Increase	4%	5%	3%	7%	5%	9%	8%	2%	5%	7%

	Six Months Ended
	June 30, 2020					June 30, 2019
		Private	Hedge Fund	Credit &			Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total	Real Estate	Equity	Solutions	Insurance	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$163,156,064	$182,886,109	$80,738,112	$144,342,178	$571,122,463	$136,247,229	$130,665,286	$77,814,516	$127,515,286	$472,242,317
Inflows, including Commitments (a)	17,537,804	14,071,559	6,570,522	9,401,686	47,581,571	19,398,685	45,278,266	6,381,594	16,959,688	88,018,233
Outflows, including Distributions (b)	(1,507,549)	(1,067,275)	(7,499,898)	(5,188,261)	(15,262,983)	(1,750,109)	(421,901)	(6,222,189)	(6,896,662)	(15,290,861)

Net Inflows (Outflows)	16,030,255	13,004,284	(929,376)	4,213,425	32,318,588	17,648,576	44,856,365	159,405	10,063,026	72,727,372
Realizations (c)	(4,783,000)	(5,021,331)	(655,830)	(3,279,335)	(13,739,496)	(7,047,896)	(8,421,343)	(482,684)	(2,902,661)	(18,854,584)
Market Activity (d)(j)	(7,679,475)	(6,750,927)	(3,484,767)	(7,456,298)	(25,371,467)	6,756,911	4,071,379	3,944,443	4,594,499	19,367,232

Balance, End of Period (e)	$166,723,844	$184,118,135	$75,668,139	$137,819,970	$564,330,088	$153,604,820	$171,171,687	$81,435,680	$139,270,150	$545,482,337

Increase (Decrease)	$3,567,780	$1,232,026	$(5,069,973)	$(6,522,208)	$(6,792,375)	$17,357,591	$40,506,401	$3,621,164	$11,754,864	$73,240,020
Increase (Decrease)	2%	1%	-6%	-5%	-1%	13%	31%	5%	9%	16%

(a)	Inflows represent contributions, capital raised, other increases in available capital (recallable capital, increased side-by-side commitments), purchases, inter-segment allocations and acquisitions.
(b)	Outflows represent redemptions, client withdrawals and decreases in available capital (expired capital, expense drawdowns and decreased side-by-side commitments).
(c)	Realizations represent realizations from the disposition of assets or capital returned to investors from CLOs.
(d)	Market activity includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Assets Under Management are reported in the segment where the assets are managed.
(f)
Effective January 1, 2020, Blackstone updated its calculation methodology as follows: annualized year to date Base Management Fee divided by the average of the beginning of year and each quarter end’s
Fee-Earning
Assets Under Management in the reporting period. Prior periods have been recast for this update.

(g)
For the three months ended June 30, 2020, the impact to
Fee-Earning
Assets Under Management due to foreign exchange rate fluctuations was $546.9 million, $2.1 million, $260.7 million and $809.6 million for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively. For the three months ended June 30, 2019, such impact was $150.3 million, $(161.6) million and $(11.3) million for the Real Estate, Credit & Insurance and Total segments, respectively.

(h)
For the six months ended June 30, 2020, the impact to
Fee-Earning
Assets Under Management due to foreign exchange rate fluctuations was $(211.6) million, $2.1 million, $(14.4) million and $(223.9) million for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively. For the six months ended June 30, 2019, such impact was $(82.1) million, $(272.0) million and $(354.1) million for the Real Estate, Credit & Insurance and Total segments, respectively.

(i)
For the three months ended June 30, 2020, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $1.0 billion, $37.0 million, $336.4 million and $1.4 billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively. For the three months ended June 30, 2019, such impact was $156.5 million, $(64.3) million, $(189.4) million and $(97.1) million for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively.

(j)
For the six months ended June 30, 2020, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(471.6) million, $(564.6) million, $(65.6) million and $(1.1) billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively. For the six months ended June 30, 2019, such impact was $(271.8) million, $107.4 million, $(296.9) million and $(461.4) million for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively.

Fee-Earning
Assets Under Management
Fee-Earning
Assets Under Management were $435.8 billion at June 30, 2020, an increase of $12.8 billion, compared to $423.1 billion at March 31, 2020. The net increase was due to:

•	Inflows of $15.6 billion primarily attributable to:

o
$4.6 billion in our Credit & Insurance segment driven by $1.7 billion of capital raised from CLOs, $1.4 billion from certain long only and MLP strategies, $322.2 million from BIS, $321.8 million from direct lending, $290.7 million from our structured product group, $205.2 million from distressed strategies and $191.3 million from mezzanine funds,

o	$4.0 billion in our Private Equity segment driven by $3.6 billion from Strategic Partners, $570.3 million from BXLS and $171.9 million from Tactical Opportunities,

o
$3.6 billion in our Real Estate segment driven by $1.1 billion from BREIT, $912.8 million from BPP Asia and co-investment,
$703.2 million from BREP opportunistic funds and
co-investment,
$624.5 million from BREDS and $222.5 million from BPP U.S. and co-investment,
and

o
$3.5 billion in our Hedge Fund Solutions segment driven by $2.0 billion from individual investor and specialized solutions, $1.1 billion from customized solutions and $449.8 million from commingled products.

•	Market activity of $10.2 billion primarily attributable to:

o
$4.6 billion of market appreciation in our Credit & Insurance segment driven by $3.8 billion from certain long only and MLP strategies, $375.8 million from direct lending, $162.1 million from BIS and $140.5 million from distressed strategies, which included $260.7 million of foreign exchange appreciation across the segment,

o	$3.6 billion of market appreciation in our Hedge Fund Solutions segment driven by returns from BAAM’s Principal Solutions Composite of 6.0% gross and 5.8% net, and

o
$2.0 billion of market appreciation in our Real Estate segment driven by $1.5 billion from core+ real estate (including $331.9 million from foreign exchange appreciation), $294.3 million from BREDS and $214.9 million of foreign exchange appreciation from BREP opportunistic funds and co-investment.

Offsetting these increases were:

•	Outflows of $9.3 billion primarily attributable to:

o
$4.5 billion in our Hedge Fund Solutions segment driven by $2.2 billion from individual investor and specialized solutions, $1.5 billion from customized solutions and $889.0 million from commingled products,

o	$2.1 billion in our Credit & Insurance segment driven by $1.7 billion from certain long only and MLP strategies and $172.7 million from distressed strategies,

o	$1.9 billion in our Private Equity segment driven by $1.3 billion from corporate private equity and $636.2 million from Strategic Partners, and

o	$730.2 million in our Real Estate segment driven by $477.5 million from core+ real estate and $252.7 million from BREDS.

•	Realizations of $3.7 billion primarily attributable to:

o	$1.1 billion in our Private Equity segment driven by $610.4 million from Tactical Opportunities, $282.6 million from corporate private equity and $213.8 million from Strategic Partners,

o
$1.1 billion in our Credit & Insurance segment driven by $384.2 million from distressed strategies, $258.9 million from CLOs, $174.9 million from mezzanine funds, $131.7 million from direct lending and $128.5 million from certain long only and MLP strategies,

o	$998.4 million in our Real Estate segment driven by $688.2 million from core+ real estate and $211.7 million from BREDS, and

o	$512.2 million in our Hedge Fund Solutions segment driven by $508.7 million from individual investor and specialized solutions.
Fee-Earning
Assets Under Management were $435.8 billion at June 30, 2020, an increase of $27.8 billion, compared to $408.1 billion at December 31, 2019. The net increase was due to:

•	Inflows of $66.3 billion primarily attributable to:

o
$39.3 billion in our Private Equity segment driven by $28.9 billion from corporate private equity, primarily related to the commencement of BCP VIII and BEP III’s investment periods, $4.5 billion from BXLS, related to the commencement of BXLS V’s investment period, $4.0 billion from Strategic Partners, $1.2 billion from Tactical Opportunities and $767.4 million from multi-asset products,

o
$13.0 billion in our Real Estate segment driven by $6.3 billion from BREIT, $2.9 billion from BREDS, $1.8 billion from BREP opportunistic funds and co-investment,
$1.1 billion from BPP Asia and
co-investment,
$651.2 million from BPP U.S. and
co-investment
and $203.6 million from BPP Europe,

o
$8.2 billion in our Credit & Insurance segment driven by $2.3 billion from certain long only and MLP strategies, $2.2 billion of capital raised from CLOs, $2.0 billion from direct lending, $890.4 million from BIS, $744.5 million from distressed strategies, $737.1 million from mezzanine funds and $409.0 million from our structured products group, all partially offset by $1.2 billion of allocations to various strategies in other segments, and

o
$5.8 billion in our Hedge Fund Solutions segment driven by $3.6 billion from individual investor and specialized solutions, $1.6 billion from customized solutions and $639.7 million from commingled products.

Offsetting these increases were:

•	Outflows of $19.3 billion primarily attributable to:

o
$7.2 billion in our Hedge Fund Solutions segment driven by $3.7 billion from individual investor and specialized solutions, $2.6 billion from customized solutions and $908.0 million from commingled products,

o
$5.6 billion in our Private Equity segment driven by $4.3 billion from corporate private equity primarily due to the end of BCP VII and BEP II’s investment periods, $705.2 million from Strategic Partners and $497.5 million from BXLS due to the end of Clarus IV’s investment period,

o	$4.8 billion in our Credit & Insurance segment driven by $4.2 billion from certain long only and MLP strategies and $257.8 million from distressed strategies, and

o	$1.7 billion in our Real Estate segment driven by $899.0 million from BREIT, $611.7 million from BREDS and $176.0 million from BPP U.S. and co-investment.

•	Market activity of $(10.4) billion driven in large part by the market impacts of COVID-19 on the fair value components of Fee-Earning Assets Under Management unless otherwise stated:

o
$5.2 billion of market depreciation in our Credit & Insurance segment driven by $4.0 billion from certain long only and MLP strategies, $612.3 million from distressed strategies and $198.1 million from direct lending, which included $14.4 million of foreign exchange depreciation across the segment,

o	$3.4 billion of market depreciation in our Hedge Fund Solutions segment driven by returns from BAAM’s Principal Solutions Composite of -3.1% gross (-3.5% net), and

o
$1.5 billion of market depreciation in our Real Estate segment driven by $887.5 million from core+ real estate (including $248.9 million from foreign exchange depreciation) and $653.2 million from BREDS.

•	Realizations of $8.9 billion primarily attributable to:

o	$3.7 billion in our Real Estate segment driven by $1.7 billion from core+ real estate, $1.5 billion from BREDS and $530.8 million from BREP opportunistic funds and co-investment,

o
$2.5 billion in our Credit & Insurance segment driven by $726.8 million from distressed strategies, $570.7 million from mezzanine funds, $494.5 million from CLOs, $416.3 million from direct lending and $300.1 million from certain long only and MLP strategies, and

o	$2.0 billion in our Private Equity segment driven by $898.3 million from Tactical Opportunities, $610.6 million from corporate private equity and $523.2 million from Strategic Partners.

Total Assets Under Management
Total Assets Under Management were $564.3 billion at June 30, 2020, an increase of $26.3 billion, compared to $538.0 billion at March 31, 2020. The net increase was due to:

•	Market activity of $21.8 billion primarily attributable to:

o
$7.9 billion of market appreciation in our Private Equity segment driven by carrying value increases in corporate private equity, Tactical Opportunities and Strategic Partners of 12.8%, 10.8% and 3.8%, respectively, which included $37.0 million of foreign exchange appreciation across the segment,

o
$6.2 billion of market appreciation in our Credit & Insurance segment driven by $3.9 billion from certain long only and MLP strategies, $842.2 million from distressed strategies, $739.2 million from direct lending and $469.0 million from mezzanine funds, which included $336.4 million of foreign exchange appreciation across the segment,

o
$3.9 billion of market appreciation in our Real Estate segment driven by carrying value increases in opportunistic and core+ real estate of 1.6% and 3.0%, respectively, which includes $1.0 billion of foreign exchange appreciation across the segment, and

o	$3.8 billion of market appreciation in our Hedge Fund Solutions segment driven by reasons noted above in Fee-Earning Assets Under Management.
Total Assets Under Management market activity in our Real Estate and Private Equity segments generally represents the change in fair value of the investments held and typically exceeds the
Fee-Earning
Assets Under Management market activity.

•	Inflows of $20.3 billion primarily attributable to:

o
$6.9 billion in our Credit & Insurance segment driven by $1.7 billion of capital raised from CLOs, $1.6 billion from direct lending, $1.6 billion from certain long only and MLP strategies, $894.4 million from mezzanine funds, $322.2 million from BIS and $306.0 million from our structured products group,

o
$5.2 billion in our Private Equity segment driven by $3.2 billion from Strategic Partners, $888.0 million from BIP, $470.2 million from corporate private equity, $367.3 million from Tactical Opportunities and $294.5 million from BXLS,

o
$4.9 billion in our Real Estate segment driven by $2.9 billion from BREDS, $1.1 billion from BREIT, $515.8 million from BREP opportunistic funds and co-investment,
$190.3 million from BPP U.S. and
co-investment
and $111.4 million from BPP Asia and co-investment, and

o
$3.3 billion in our Hedge Fund Solutions segment driven by $1.9 billion from individual investor and specialized solutions, $785.5 million from customized solutions and $604.9 million from commingled products.

Offsetting these increases were:

•	Outflows of $8.3 billion primarily attributable to:

o
$4.6 billion in our Hedge Fund Solutions segment driven by $2.2 billion from individual investor and specialized solutions, $1.5 billion from customized solutions and $955.9 million from commingled products,

o	$2.3 billion in our Credit & Insurance segment driven by $2.0 billion from certain long only and MLP strategies and $290.7 million from CLOs,

o	$713.9 million in our Real Estate segment driven by redemptions from BREIT, BREDS liquid funds and BPP U.S., and

o	$668.8 million in our Private Equity segment driven by $499.0 million from multi-asset products.

•	Realizations of $7.4 billion primarily attributable to:

o
$3.0 billion in our Private Equity segment driven by $1.3 billion from corporate private equity, $875.6 million from Tactical Opportunities, $453.7 million from Strategic Partners and $399.3 million from BXLS,

o	$2.3 billion in our Real Estate segment driven by $1.2 billion from BREP opportunistic and co-investment, $698.2 million from core+ real estate and $350.8 million from BREDS,

o
$1.6 billion in our Credit & Insurance segment driven by $418.3 million from mezzanine funds, $282.4 million from direct lending, $258.9 million from CLOs and $145.5 million from certain long only and MLP strategies, and

o	$516.8 million in our Hedge Fund Solutions segment driven by $513.3 million from individual investor and specialized solutions.
Total Assets Under Management realizations in our Real Estate and Private Equity segments generally represents the total proceeds and typically exceeds the
Fee-Earning
Assets Under Management realizations which generally represents only the invested capital.
Total Assets Under Management were $564.3 billion at June 30, 2020, a decrease of $6.8 billion, compared to $571.1 billion at December 31, 2019. The net decrease was due to:

•	Market activity of $(25.4) billion driven in large part by the market impacts of COVID-19 on the fair value components of Total Assets Under Management unless otherwise noted:

o
$7.7 billion of market depreciation in our Real Estate segment driven by carrying value decreases in opportunistic and core+ real estate of 7.6% and 1.1%, respectively, which includes $471.6 million of foreign exchange depreciation across the segment,

o
$7.5 billion of market depreciation in our Credit & Insurance segment driven by $4.4 billion from certain long only and MLP strategies, $1.8 billion from distressed strategies, $554.1 million from mezzanine funds, $396.2 million from direct lending and $135.3 million from our structured products group, which included $65.6 million of foreign exchange depreciation across the segment,

o
$6.8 billion of market depreciation in our Private Equity segment driven by carrying value decreases in corporate private equity and Tactical Opportunities of 12.4% and 6.1%, respectively, partially offset by a carrying value increase in Strategic Partners of 5.6%, which included $564.6 million of foreign exchange depreciation across the segment, and

o	$3.5 billion of market depreciation in our Hedge Fund Solutions segment driven by reasons noted above in Fee-Earning Assets Under Management.

•	Outflows of $15.3 billion primarily attributable to:

o
$7.5 billion in our Hedge Fund Solutions segment driven by $3.7 billion from individual investor and specialized solutions, $2.7 billion from customized solutions and $1.1 billion from commingled products,

o	$5.2 billion in our Credit & Insurance segment driven by $4.6 billion from certain long only and MLP strategies, $339.8 million from CLOs and $126.6 million from direct lending,

o	$1.5 billion in our Real Estate segment driven by redemptions from BREIT, BREDS liquid funds and BPP U.S., and

o	$1.1 billion in our Private Equity segment driven by $537.1 million from multi-asset products, $223.3 million from corporate private equity and $202.0 million from Tactical Opportunities.

•	Realizations of $13.7 billion primarily attributable to:

o	$5.0 billion in our Private Equity segment driven by $2.0 billion from corporate private equity, $1.5 billion from Tactical Opportunities and $1.1 billion from Strategic Partners,

o	$4.8 billion in our Real Estate segment driven by $2.3 billion from BREP opportunistic and co-investment, $1.7 billion from core+ real estate and $835.0 million from BREDS, and

o
$3.3 billion in our Credit & Insurance segment driven by $979.0 million from mezzanine funds, $741.1 million from direct lending, $730.4 million from distressed strategies, $494.5 million from CLOs and $334.4 million from certain long only and MLP strategies.

Offsetting these decreases were:

•	Inflows of $47.6 billion primarily attributable to:

o
$17.5 billion in our Real Estate segment driven by $7.2 billion from BREDS, $6.3 billion from BREIT, $1.8 billion from BREP opportunistic funds and co-investment,
$1.1 billion from BPP Asia and
co-investment,
$655.1 million from BPP U.S. and
co-investment
and $413.2 million from BPP Europe,

o
$14.1 billion in our Private Equity segment driven by $6.8 billion from corporate private equity, $3.8 billion from Strategic Partners, $1.4 billion from BXLS, $1.3 billion from Tactical Opportunities and $888.0 million from BIP,

o
$9.4 billion in our Credit & Insurance segment driven by $2.8 billion from certain long only and MLP strategies, $2.8 billion from direct lending, $2.2 billion of capital raised from CLOs, $1.1 billion from mezzanine funds, $890.4 million from BIS, $306.0 million from our structured products group and $196.9 million from distressed strategies, all partially offset by $1.0 billion of allocations to various strategies in other segments, and

o
$6.6 billion in our Hedge Fund Solutions segment driven by $4.0 billion from individual investor and specialized solutions, $1.8 billion from customized solutions and $844.3 million from commingled products.

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
The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of June 30, 2020 and 2019. Net Accrued Performance Revenues presented do not include clawback amounts, if any, which are disclosed in Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. The Net Accrued Performance Revenues as of each reporting date were principally unrealized; if realized, such amount would be a component of Distributable Earnings. See “—
Non-GAAP
Financial Measures” for our reconciliation of Net Accrued Performance Revenues.

	June 30,
	2020	2019
	(Dollars in Millions)
Real Estate
BREP IV	$7	$11
BREP V	1	54
BREP VI	45	88
BREP VII	238	536
BREP VIII	604	517
BREP IX	6	—
BREP International II	—	25
BREP Europe IV	105	209
BREP Europe V	99	161
BREP Asia I	85	154
BPP	225	240
BREIT	—	36
BREDS	3	20
BTAS	22	41

Total Real Estate (a)	1,441	2,093

Private Equity
BCP IV	19	24
BCP VI	521	755
BCP VII	307	293
BCP Asia	18	6
BEP I	63	134
BEP II	—	54
BEP III	3	—
BCEP	43	30
Tactical Opportunities	55	128
Strategic Partners	155	98
BXLS	8	—
BTAS/Other	7	52

Total Private Equity (a)	1,199	1,573

Hedge Fund Solutions	26	64

Credit & Insurance	42	242

Total Blackstone Net Accrued Performance Revenues	$2,708	$3,973

Note:	Totals may not add due to rounding.
(a)	Real Estate and Private Equity include Co-Investments, as applicable.
For the twelve months ended June 30, 2020, Net Accrued Performance Revenues receivable declined due to Net Accrued Performance Revenues of $(264.2) million and net realized distributions of $1.0 billion.

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
The following table presents the investment record of our significant drawdown funds from inception through June 30, 2020:

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars in Thousands, Except Where Noted)

Real Estate
Pre-BREP	$ 140,714	$ —	$ —	N/A	—	$ 345,190	2.5x	$ 345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	—	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	N/A	—	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	28,986	—	49%	4,544,926	2.2x	4,573,912	1.7x	28%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	161,954	0.6x	36%	13,047,811	2.4x	13,209,765	2.3x	12%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,444	—	559,459	2.2x	71%	27,131,368	2.5x	27,690,827	2.5x	13%	13%
BREP VII (Aug 2011 / Apr 2015)	13,496,823	1,693,447	5,596,958	1.2x	6%	22,816,881	2.1x	28,413,839	1.9x	22%	15%
BREP VIII (Apr 2015 / Jun 2019)	16,567,310	2,644,464	17,563,805	1.4x	—	7,132,698	1.7x	24,696,503	1.5x	26%	12%
*BREP IX (Jun 2019 / Dec 2024)	20,891,658	14,814,901	6,240,053	1.0x	8%	983,331	1.4x	7,223,384	1.1x	N/M	8%

Total Global BREP	$ 72,996,816	$ 19,152,812	$ 30,151,215	1.2x	4%	$ 83,191,933	2.2x	$113,343,148	1.8x	18%	15%

BREP Int’l (Jan 2001 / Sep 2005)	€ 824,172	€ —	€ —	N/A	—	€ 1,373,170	2.1x	€ 1,373,170	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008) (e)	1,629,748	—	—	N/A	—	2,576,670	1.8x	2,576,670	1.8x	8%	8%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,167	467,119	410,184	0.6x	—	5,737,320	2.5x	6,147,504	2.1x	20%	14%
BREP Europe IV (Sep 2013 / Dec 2016)	6,709,145	1,337,987	2,594,032	1.4x	—	8,988,619	2.0x	11,582,651	1.8x	23%	15%
BREP Europe V (Dec 2016 / Oct 2019)	7,949,959	1,595,473	7,454,498	1.2x	—	721,076	2.7x	8,175,574	1.3x	53%	8%
*BREP Europe VI (Oct 2019 / Apr 2025)	9,794,768	7,638,299	2,121,888	1.0x	10%	—	N/A	2,121,888	1.0x	N/M	N/M

Total BREP Europe	€ 30,112,959	€ 11,038,878	€ 12,580,602	1.2x	2%	€ 19,396,855	2.1x	€ 31,977,457	1.6x	16%	12%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars in Thousands, Except Where Noted)

Real Estate (continued)
BREP Asia I (Jun 2013 / Dec 2017)	$ 5,096,753	$ 1,728,257	$ 3,139,012	1.3x	11%	$ 4,129,266	1.9x	$ 7,268,278	1.6x	21%	11%
*BREP Asia II (Dec 2017 / Jun 2023)	7,302,307	4,416,827	3,054,983	1.1x	12%	207,162	1.5x	3,262,145	1.1x	36%	—
BREP Co-Investment (f)	7,055,974	154,594	1,787,693	2.4x	—	13,289,404	2.1x	15,077,097	2.1x	15%	16%

Total BREP	$ 126,131,248	$ 37,853,566	$ 52,536,503	1.2x	4%	$ 125,287,061	2.2x	$ 177,823,564	1.8x	17%	15%

*Core+ BPP (Various) (g)	N/A	N/A	$ 33,191,570	N/A	—	$ 7,089,382	N/A	$ 40,280,952	N/A	N/M	8%
*Core+ BREIT (Various) (h)	N/A	N/A	17,384,357	N/A	—	465,068	N/A	17,849,425	N/A	N/A	7%
*BREDS High-Yield (Various) (i)	18,600,464	8,894,151	3,013,387	1.0x	—	12,492,057	1.3x	15,505,444	1.2x	11%	10%
Private Equity
Corporate Private Equity
BCP I (Oct 1987 / Oct 1993)	$ 859,081	$ —	$ —	N/A	—	$ 1,741,738	2.6x	$ 1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	N/A	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	11,891	N/A	—	2,953,649	1.4x	2,965,540	1.4x	6%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	195,824	161,183	2.2x	—	21,417,821	2.9x	21,579,004	2.9x	36%	36%
BCP V (Dec 2005 / Jan 2011)	21,013,658	1,039,805	627,552	0.7x	45%	37,166,512	1.9x	37,794,064	1.9x	9%	8%
BCP VI (Jan 2011 / May 2016)	15,202,400	1,239,853	9,921,527	1.4x	43%	16,493,176	2.1x	26,414,703	1.8x	18%	11%
BCP VII (May 2016 / Feb 2020)	18,865,679	3,397,863	18,925,185	1.3x	1%	1,685,595	1.8x	20,610,780	1.3x	47%	10%
*BCP VIII (Feb 2020 / Feb 2026)	24,985,447	24,985,447	—	N/A	—	—	N/A	—	N/A	N/A	N/A
Energy I (Aug 2011 / Feb 2015)	2,441,558	157,049	1,211,172	1.2x	61%	2,744,604	1.9x	3,955,776	1.6x	17%	10%
Energy II (Feb 2015 / Feb 2020)	4,914,044	263,873	3,447,078	0.8x	9%	332,436	2.0x	3,779,514	0.8x	58%	-15%
*Energy III (Feb 2020 / Feb 2026)	4,227,166	4,087,226	127,103	1.8x	45%	—	N/A	127,103	1.8x	N/A	N/M
*BCP Asia (Dec 2017 / Dec 2023)	2,394,966	1,393,730	1,241,822	1.3x	15%	54,308	1.7x	1,296,130	1.3x	92%	14%
*Core Private Equity (Jan 2017 / Jan 2021) (j)	4,756,707	1,381,730	4,260,653	1.2x	—	418,053	1.6x	4,678,706	1.3x	36%	10%

Total Corporate Private Equity	$ 113,899,740	$ 38,166,975	$ 39,935,166	1.2x	16%	$ 97,449,399	2.1x	$ 137,384,565	1.7x	16%	14%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Private Equity (continued)
Tactical Opportunities
*Tactical Opportunities (Various)	$ 22,555,525	$ 8,618,210	$ 9,886,307	1.0x	8%	$ 10,267,342	1.7x	$20,153,649	1.3x	18%	7%
*Tactical Opportunities Co-Investment and Other (Various)	8,515,156	2,201,908	5,435,077	1.3x	4%	2,075,769	1.5x	7,510,846	1.4x	22%	14%

Total Tactical Opportunities	$ 31,070,681	$10,820,118	$15,321,384	1.1x	7%	$ 12,343,111	1.7x	$27,664,495	1.3x	19%	9%

Strategic Partners (Secondaries)
Strategic Partners I-V (Various) (k)	$ 11,865,053	$ 1,696,017	$ 933,357	N/M	—	$ 16,866,422	N/M	$17,799,779	1.5x	N/A	13%
Strategic Partners VI (Apr 2014 / Apr 2016) (k)	4,362,750	1,201,160	1,423,216	N/M	—	3,244,976	N/M	4,668,192	1.5x	N/A	15%
Strategic Partners VII (May 2016 / Mar 2019) (k)	7,489,970	2,511,941	5,499,667	N/M	—	1,812,567	N/M	7,312,234	1.5x	N/A	20%
Strategic Partners Real Assets II (May 2017 / Jun 2020) (k)	1,749,807	264,740	1,161,342	N/M	—	394,475	N/M	1,555,817	1.2x	N/A	16%
*Strategic Partners VIII (Mar 2019 / Jul 2023) (k)	10,763,600	5,469,228	3,418,251	N/M	—	188,363	N/M	3,606,614	1.4x	N/A	58%
*Strategic Partners Real Estate, SMA and Other (Various) (k)	7,678,402	2,963,642	2,742,203	N/M	—	1,354,601	N/M	4,096,804	1.3x	N/A	17%
*Strategic Partners Infra III (Jun 2020 / Jul 2024) (k)	3,240,000	2,941,474	—	N/A	—	—	N/A	—	N/A	N/A	N/A

Total Strategic Partners (Secondaries)	$ 47,149,582	$17,048,202	$15,178,036	N/M	—	$ 23,861,404	N/M	$39,039,440	1.5x	N/A	14%

*Infrastructure (Various)	$ 13,658,063	$11,307,674	$ 2,201,896	0.9x	1%	$ —	N/A	$ 2,201,896	0.9x	N/A	-11%
Life Sciences
Clarus IV (Jan 2018 / Jan 2020)	910,000	440,014	570,869	1.4x	2%	20,207	1.3x	591,076	1.4x	6%	18%
*BXLS V (Jan 2020 / Jan 2025)	4,385,171	4,182,973	240,675	1.2x	8%	—	N/A	240,675	1.2x	N/A	N/M

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars in Thousands, Except Where Noted)
Credit (l)
Mezzanine / Opportunistic I (Jul 2007 / Oct 2011)	$ 2,000,000	$ 97,114	$ 15,554	0.8x	—	$ 4,774,329	1.6x	$ 4,789,883	1.6x	N/A	17%
Mezzanine / Opportunistic II (Nov 2011 / Nov 2016)	4,120,000	1,033,255	884,201	0.6x	—	5,492,318	1.6x	6,376,519	1.3x	N/A	9%
*Mezzanine / Opportunistic III (Sep 2016 / Sep 2021)	6,639,133	2,497,919	4,260,490	1.0x	—	2,202,749	1.6x	6,463,239	1.2x	N/A	8%
Stressed / Distressed I (Sep 2009 / May 2013)	3,253,143	76,000	10,770	—	—	5,772,930	1.6x	5,783,700	1.3x	N/A	9%
Stressed / Distressed II (Jun 2013 / Jun 2018)	5,125,000	555,590	903,246	0.6x	1%	4,376,500	1.2x	5,279,746	1.0x	N/A	-3%
*Stressed / Distressed III (Dec 2017 / Dec 2022)	7,356,380	4,167,110	1,720,727	0.8x	—	1,217,223	1.4x	2,937,950	1.0x	N/A	-9%
Energy I (Nov 2015 / Nov 2018)	2,856,867	1,072,376	1,409,774	0.9x	—	1,046,757	1.7x	2,456,531	1.1x	N/A	2%
*Energy II (Feb 2019 / Feb 2024)	3,616,081	3,017,574	621,160	1.0x	—	176,873	1.4x	798,033	1.1x	N/A	12%
Euro
European Senior Debt I (Feb 2015 / Feb 2019)	€ 1,964,689	€ 305,089	€ 1,661,274	1.0x	2%	€ 1,376,818	1.5x	€ 3,038,092	1.1x	N/A	4%
*European Senior Debt II (Jun 2019 / Jun 2024)	€ 4,088,344	€ 3,672,670	€ 413,190	1.0x	—	€ 101,399	1.5x	€ 514,589	1.1x	N/A	N/M

Total Credit	$41,872,262	$16,984,573	$ 12,155,856	0.8x	—	$ 26,728,090	1.5x	$ 38,883,946	1.2x	N/A	8%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

N/M	Not meaningful generally due to the limited time since initial investment.
N/A	Not applicable.
*	Represents funds that are currently in their investment period and open-ended funds.
(a)	Excludes investment vehicles where Blackstone does not earn fees.
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
(d)
Net Internal Rate of Return (“IRR”) represents the annualized inception to June 30, 2020 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of limited partner cash flows. Initial inception date cash flow may differ from the Investment Period Beginning Date.

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

(h)
Unrealized Investment Value reflects BREIT’s net asset value as of June 30, 2020. Realized Investment Value represents BREIT’s cash distributions, net of servicing fees. BREIT net return reflects a per share blended return, assuming BREIT had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BREIT. These returns are not representative of the returns experienced by any particular investor or share class. Inception to date net returns are presented on an annualized basis and are from January 1, 2017. Committed Capital and Available Capital are not regularly reported to investors in our core+ strategy and are not applicable in the context of this vehicle.

(i)	BREDS High-Yield represents the flagship real estate debt drawdown funds only and excludes BREDS High-Grade.
(j)	Blackstone Core Equity Partners is a core private equity fund which invests with a more modest risk profile and longer hold period than traditional private equity.
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

Real Estate
The following table presents the results of operations for our Real Estate segment:

	Three Months Ended				Six Months Ended
	June 30,		2020 vs. 2019		June 30,		2020 vs. 2019
	2020	2019	$	%	2020	2019	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$382,704	$255,636	$127,068	50%	$754,142	$515,881	$238,261	46%
Transaction and Other Fees, Net	32,039	23,990	8,049	34%	55,063	47,901	7,162	15%
Management Fee Offsets	(2,436)	(1,686)	(750)	44%	(10,777)	(1,966)	(8,811)	448%

Total Management Fees, Net	412,307	277,940	134,367	48%	798,428	561,816	236,612	42%
Fee Related Performance Revenues	6,505	11,072	(4,567)	-41%	11,056	17,748	(6,692)	-38%
Fee Related Compensation	(116,640)	(97,795)	(18,845)	19%	(236,936)	(212,611)	(24,325)	11%
Other Operating Expenses	(44,525)	(40,114)	(4,411)	11%	(85,001)	(79,100)	(5,901)	7%

Fee Related Earnings	257,647	151,103	106,544	71%	487,547	287,853	199,694	69%

Realized Performance Revenues	34,209	198,573	(164,364)	-83%	77,929	275,755	(197,826)	-72%
Realized Performance Compensation	(12,547)	(67,742)	55,195	-81%	(25,939)	(97,642)	71,703	-73%
Realized Principal Investment Income	1,573	47,420	(45,847)	-97%	8,873	45,289	(36,416)	-80%

Net Realizations	23,235	178,251	(155,016)	-87%	60,863	223,402	(162,539)	-73%

Segment Distributable Earnings	$280,882	$329,354	$(48,472)	-15%	$548,410	$511,255	$37,155	7%

N/M    Not meaningful.
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Segment Distributable Earnings were $280.9 million for the three months ended June 30, 2020, a decrease of $48.5 million, compared to $329.4 million for the three months ended June 30, 2019. The decrease in Segment Distributable Earnings was primarily attributable to a decrease of $155.0 million in Net Realizations, partially offset by an increase of $106.5 million in Fee Related Earnings.
Segment Distributable Earnings in our Real Estate segment in the second quarter of 2020 were lower compared to the second quarter of 2019. This was primarily driven by decreased Net Realizations, partially offset by increased Fee Related Earnings due to the launch of the BREP IX and BREP Europe VI investment periods and growth in
Fee-Earning
Assets Under Management in our core+ real estate funds. Despite significant market rebounds across many asset classes in the second quarter of 2020, the ongoing
COVID-19
pandemic and related shutdowns of
non-essential
businesses, including as a result of persistent or accelerating infection levels in some regions, have caused severe disruption in the U.S. and global economies. This has adversely impacted, and will likely continue to adversely impact, the performance of our Real Estate segment, particularly as a result of declines in the unrealized valuations of certain investments in sectors that are materially challenged as a result of
COVID-19.
Although approximately 80% of our aggregate global real estate portfolio in BREP and core+ real estate businesses is in sectors that we believe are more resilient to the impact of
COVID-19,
certain of our investments, such as those in the hospitality and retail sectors and certain geographies in the office and residential sectors, have been materially challenged and could continue to be adversely impacted. Furthermore, global growth will be significantly negatively impacted by the
COVID-19
pandemic. Although economic recovery is partially underway, it is likely to be gradual, uneven, and characterized by meaningful dispersion across sectors and regions, and the ultimate length of the recovery is uncertain. This uncertainty poses further material risk to the Real Estate segment, including by potentially creating additional pressure on certain of our portfolio companies’ and investments’ liquidity needs and their ability to meet financial obligations, and by making the prediction of the extent to which rent collection and operational performance will be impacted over the longer term difficult. The
COVID-19
pandemic and such other conditions have limited and are expected to continue to limit realization opportunities for our Real Estate segment at least in the near term, which would adversely impact Realized Performance Revenues in future periods. Nevertheless, a continuing market recovery like that experienced in the second quarter of 2020 should be positive for realizations over time. The
COVID-19
pandemic has also caused significant dislocation and, at times, limited the liquidity of certain assets traded in the credit markets. A sustained period of such dislocation would, like it did in the first quarter of 2020, impact the value of certain assets held by our funds, such funds’ ability to sell assets at attractive prices or in a timely manner in order to avoid losses and the likelihood of margin calls from credit providers. In addition, given recent market turbulence and continuing uncertainty, we expect fundraising in our Real Estate segment to continue, but now at a slower pace, which may result in a delay in management fees.
Overall, although operating trends in the majority of our Real Estate portfolio have remained resilient and supply-demand
fundamentals have remained positive in most markets to date, the ultimate impact of the
COVID-19
pandemic and decelerating growth in certain sectors, including retail and hospitality, is highly uncertain. To the extent that growth further decelerates, this would contribute to a more challenging operating environment. We have also seen an increasing focus in certain markets in the U.S. and Europe toward rent regulation as a means to address residential affordability caused by undersupply of housing. Such conditions (which may be across industries, sectors or geographies) may contribute to adverse operating performance, including by moderating rent growth in certain markets in our residential portfolio. See “Part II. Item 1A. Risk Factors — The global outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economies and is adversely impacting, and may continue to adversely impact, our performance and results of operations.” in our Quarterly Report on Form
10-Q
for the quarter ended March 31, 2020 and the market and economic conditions risk factors in our Annual Report on Form
10-K
for the year ended December 31, 2019.
Fee Related Earnings
Fee Related Earnings were $257.6 million for the three months ended June 30, 2020, an increase of $106.5 million, or 71%, compared to $151.1 million for the three months ended June 30, 2019. The increase in Fee Related Earnings was primarily attributable to an increase of $134.4 million in Management Fees, Net, partially offset by an increase of $18.8 million in Fee Related Compensation.
Management Fees, Net were $412.3 million for the three months ended June 30, 2020, an increase of $134.4 million, compared to $277.9 million for the three months ended June 30, 2019, primarily driven by an increase in Base Management Fees. Base Management Fees increased $127.1 million primarily due to the launch of the investment periods of BREP IX and BREP Europe VI, which commenced in the second and fourth quarters of 2019, respectively, and
Fee-Earning
Assets Under Management growth in our core+ real estate funds.
Fee Related Compensation was $116.6 million for the three months ended June 30, 2020, an increase of $18.8 million, compared to $97.8 million for the three months ended June 30, 2019. The increase was primarily due to an increase in Management Fees, Net on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $23.2 million for the three months ended June 30, 2020, a decrease of $155.0 million, compared to $178.3 million for the three months ended June 30, 2019. The decrease in Net Realizations was primarily attributable to decreases of $164.4 million in Realized Performance Revenues and $45.8 million in Realized Principal Investment Income, partially offset by a decrease of $55.2 million in Realized Performance Compensation.
Realized Performance Revenues were $34.2 million for the three months ended June 30, 2020, a decrease of $164.4 million, compared to $198.6 million for the three months ended June 30, 2019. The decrease was due to lower realized gains in the three months ended June 30, 2020 compared to the three months ended June 30, 2019.
Realized Principal Investment Income was $1.6 million for the three months ended June 30, 2020, a decrease of $45.8 million, compared to $47.4 million for the three months ended June 30, 2019. The decrease was due to lower Realized Principal Investment Income in BREDS and BREP.

Realized Performance Compensation was $12.5 million for the three months ended June 30, 2020, a decrease of $55.2 million, compared to $67.7 million for the three months ended June 30, 2019. The decrease was due to the decrease in Realized Performance Revenues.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Segment Distributable Earnings were $548.4 million for the six months ended June 30, 2020, an increase of $37.2 million, compared to $511.3 million for the six months ended June 30, 2019. The increase in Segment Distributable Earnings was primarily attributable to an increase of $199.7 million in Fee Related Earnings, partially offset by a decrease of $162.5 million in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $487.5 million for the six months ended June 30, 2020, an increase of $199.7 million, or 69%, compared to $287.9 million for the six months ended June 30, 2019. The increase in Fee Related Earnings was primarily attributable to an increase of $236.6 million in Management Fees, Net, partially offset by an increase of $24.3 million in Fee Related Compensation.
Management Fees, Net were $798.4 million for the six months ended June 30, 2020, an increase of $236.6 million, compared to $561.8 million for the six months ended June 30, 2019, primarily driven by an increase in Base Management Fees. Base Management Fees increased $238.3 million primarily due to the launch of the investment periods of BREP IX and BREP Europe VI, which commenced in the second and fourth quarters of 2019, respectively, and
Fee-Earning
Assets Under Management growth in core+ real estate.
The annualized Base Management Fee Rate increased from 1.03% at June 30, 2019 to 1.15% at June 30, 2020. The increase was principally due to a full quarter of Base Management Fees in BREP IX, the majority of which were under a Base Management Fee holiday in the second quarter of 2019, and a full quarter of Base Management Fees for BREP Europe VI, which commenced its investment period in the fourth quarter of 2019.
Fee Related Compensation was $236.9 million for the six months ended June 30, 2020, an increase of $24.3 million, compared to $212.6 million for the six months ended June 30, 2019. The increase was primarily due to an increase in Management Fees, Net on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $60.9 million for the six months ended June 30, 2020, a decrease of $162.5 million, compared to $223.4 million for the six months ended June 30, 2019. The decrease in Net Realizations was primarily attributable to decreases of $197.8 million in Realized Performance Revenues and $36.4 million in Realized Principal Investment Income, partially offset by a decrease of $71.7 million in Realized Performance Compensation.
Realized Performance Revenues were $77.9 million for the six months ended June 30, 2020, a decrease of $197.8 million, compared to $275.8 million for the six months ended June 30, 2019. The decrease was due to lower realized gains in the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
Realized Principal Investment Income was $8.9 million for the six months ended June 30, 2020, a decrease of $36.4 million, compared to $45.3 million for the six months ended June 30, 2019. The decrease was primarily due to lower Realized Principal Investment Income in BREDS.
Realized Performance Compensation was $25.9 million for the six months ended June 30, 2020, a decrease of $71.7 million, compared to $97.6 million for the six months ended June 30, 2019. The decrease was due to the decrease in Realized Performance Revenues.

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
The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	Three Months Ended				Six Months Ended				June 30, 2020
	June 30,				June 30,				Inception to Date
	2020		2019		2020		2019		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP IV	5%	5%	49%	30%	-30%	-29%	40%	27%	48%	28%	22%	12%
BREP V	14%	13%	9%	8%	-35%	-31%	16%	13%	15%	12%	14%	11%
BREP VI	-	-	14%	13%	-20%	-18%	15%	13%	18%	13%	17%	13%
BREP VII	-9%	-8%	4%	3%	-22%	-20%	10%	8%	30%	22%	21%	15%
BREP VIII	4%	3%	4%	3%	-4%	-3%	7%	5%	36%	26%	19%	12%
BREP IX	10%	9%	N/M	N/M	8%	3%	N/M	N/M	N/M	N/M	20%	8%
BREP International II (b)(c)	N/M	N/M	8%	-6%	N/M	N/M	140%	66%	10%	8%	10%	8%
BREP Europe III (b)	-7%	-6%	1%	1%	-3%	-3%	1%	-	30%	20%	23%	14%
BREP Europe IV (b)	-5%	-5%	-	-	-13%	-12%	5%	4%	31%	23%	21%	15%
BREP Europe V (b)	1%	1%	5%	3%	-7%	-6%	10%	7%	69%	53%	14%	8%
BREP Asia I	-	-	5%	4%	-15%	-13%	10%	8%	29%	21%	18%	11%
BREP Asia II	3%	2%	7%	5%	-6%	-7%	14%	8%	58%	36%	9%	-
BREP Co-Investment (d)	16%	15%	9%	9%	13%	13%	25%	23%	17%	15%	18%	16%
BPP (e)	2%	2%	1%	1%	-	-	4%	3%	N/M	N/M	10%	8%
BREDS High-Yield (f)	5%	4%	3%	3%	-7%	-7%	8%	6%	15%	11%	14%	10%
BREDS High-Grade (f)	-	-	2%	2%	-2%	-3%	4%	3%	8%	7%	4%	3%
BREDS Liquid (g)	3%	3%	2%	2%	-19%	-19%	8%	7%	N/A	N/A	9%	6%
BXMT (h)	N/A	33%	N/A	5%	N/A	-32%	N/A	16%	N/A	N/A	N/A	7%
BREIT (i)	N/A	4%	N/A	3%	N/A	-4%	N/A	5%	N/A	N/A	N/A	7%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

N/M	Not meaningful generally due to the limited time since initial investment.
N/A	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.
(b)	Euro-based internal rates of return.
(c)
The 8% Realized Net IRR and 8% Total Net IRR Inception to Date exclude investors that opted out of the Hilton investment opportunity. Overall BREP International II Performance reflects a 7% Realized Net IRR and a 7% Total Net IRR.

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

Real Estate segment has eleven funds with closed investment periods as of June 30, 2020: BREP VIII, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe V, BREP Europe IV, BREP Europe III, BREP Asia, BREDS III and BREDS II. As of June 30, 2020, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe IV, BREP Europe III and BREDS II were above their carried interest thresholds and would still be above their carried interest thresholds even if all remaining investments were valued at zero. BREP VIII, BREP Europe V and BREP Asia are currently above their carried interest thresholds. BREDS III is currently not above its carried interest threshold.
Private Equity
The following table presents the results of operations for our Private Equity segment:

	Three Months Ended				Six Months Ended
	June 30,		2020 vs. 2019		June 30,		2020 vs. 2019
	2020	2019	$	%	2020	2019	$	%
	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees	$268,070	$265,139	$2,931	1%	$522,044	$484,556	$37,488	8%
Transaction, Advisory and Other Fees, Net	9,521	31,526	(22,005)	-70%	30,934	68,817	(37,883)	-55%
Management Fee Offsets	(8,031)	(17,689)	9,658	-55%	(17,246)	(22,674)	5,428	-24%

Total Management and Advisory Fees, Net	269,560	278,976	(9,416)	-3%	535,732	530,699	5,033	1%
Fee Related Compensation	(92,825)	(105,107)	12,282	-12%	(203,193)	(212,694)	9,501	-4%
Other Operating Expenses	(44,827)	(40,429)	(4,398)	11%	(85,828)	(74,630)	(11,198)	15%

Fee Related Earnings	131,908	133,440	(1,532)	-1%	246,711	243,375	3,336	1%

Realized Performance Revenues	64,513	122,907	(58,394)	-48%	176,589	279,506	(102,917)	-37%
Realized Performance Compensation	(25,016)	(52,081)	27,065	-52%	(79,659)	(102,637)	22,978	-22%
Realized Principal Investment Income	17,416	42,906	(25,490)	-59%	27,763	68,045	(40,282)	-59%

Net Realizations	56,913	113,732	(56,819)	-50%	124,693	244,914	(120,221)	-49%

Segment Distributable Earnings	$188,821	$247,172	$(58,351)	-24%	$371,404	$488,289	$(116,885)	-24%

N/M	Not meaningful.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Segment Distributable Earnings were $188.8 million for the three months ended June 30, 2020, a decrease of $58.4 million, compared to $247.2 million for the three months ended June 30, 2019. The decrease in Segment Distributable Earnings was primarily attributable to decreases of $1.5 million in Fee Related Earnings and $56.8 million in Net Realizations.
Segment Distributable Earnings in our Private Equity segment in the second quarter of 2020 were lower compared to the second quarter of 2019. This was primarily driven by a decrease in Net Realizations due to lower Realized Performance Revenue and Realized Principal Investment Income. Despite significant market rebounds across many asset classes in the second quarter of 2020, the ongoing
COVID-19
pandemic and related shutdowns of
non-essential
businesses, including as a result of persistent or accelerating infection levels in some regions, have caused severe disruption in the U.S. and global economies. This has adversely impacted and will likely continue to adversely impact the performance of our Private Equity segment, particularly as a result of declines in the unrealized valuations of investments in industries impacted by the
COVID-19
pandemic. Although approximately 70% of our aggregate
non-energy
portfolio in our corporate private funds is in sectors that we believe are more resilient to the impact of
COVID-19,
certain of our investments, such as those in the travel, leisure and events sectors, have experienced material reductions in value and could continue to be adversely impacted. Furthermore, global growth will be significantly negatively impacted by the
COVID-19
pandemic. Although economic recovery is partially underway, it is likely to be gradual, uneven, and characterized by meaningful dispersion across sectors and regions, and the ultimate length of the recovery is uncertain. This uncertainty poses further material risk to the Private Equity segment, including by potentially creating additional pressure on certain of our portfolio companies’ liquidity needs and their ability to meet financial obligations. The
COVID-19
pandemic and such other conditions (which may be across industries, sectors or geographies) may contribute to adverse operating performance at our portfolio companies, and have limited and are expected to continue to limit realization opportunities for our Private Equity segment at least in the near term, which would adversely impact Realized Performance Revenues in future periods. Nevertheless, a continuing market recovery like that experienced in the second quarter of 2020 should be positive for realizations over time. In addition, given recent market turbulence and continuing uncertainty, we expect fundraising in our Private Equity segment to continue, but now at a slower pace, which may result in a delay in new management fees.
In energy, equity and credit markets rebounded significantly in the second quarter of 2020, but weakened market fundamentals continue to pose challenges, particularly in upstream energy. Upstream energy represents 3% of the Private Equity segment’s investment portfolio and less than 2% of Blackstone’s aggregate investment portfolio. An increased focus on energy sustainability, including potential alternatives to fossil fuels, has also exacerbated the impact of such weakened market fundamentals. The persistence of these weakened market fundamentals would further negatively impact the performance of certain investments in our energy and corporate private equity funds. In addition, factors such as the imposition of tariffs and overall uncertainty regarding trade policy, create challenges to increasing or maintaining profit margins for U.S. companies, particularly in the industrials and retail sectors. In that connection, adverse trade developments put pressure on our ability to increase profit margins at our U.S. portfolio companies through operational initiatives. See “Part II. Item 1A. Risk Factors — The global outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economies and is adversely impacting, and may continue to adversely impact, our performance and results of operations.” in our Quarterly Report on Form
10-Q
for the quarter ended March 31, 2020 and the market and economic conditions risk factors in our Annual Report on Form
10-K
for the year ended December 31, 2019.
Fee Related Earnings
Fee Related Earnings were $131.9 million for the three months ended June 30, 2020, a decrease of $1.5 million, compared to $133.4 million for the three months ended June 30, 2019. The decrease in Fee Related Earnings was primarily attributable to a decrease of $9.4 million in Management and Advisory Fees, Net and an increase of $4.4 million in Other Operating Expenses, partially offset by a decrease of $12.3 million in Fee Related Performance Compensation.

Management and Advisory Fees, Net were $269.6 million for the three months ended June 30, 2020, a decrease of $9.4 million, compared to $279.0 million for the three months ended June 30, 2019, primarily driven by a decrease in Transaction, Advisory and Other Fees, Net. Transaction, Advisory and Other Fees decreased $22.0 million primarily due to a decrease in BXCM.
Other Operating Expenses were $44.8 million for the three months ended June 30, 2020, an increase of $4.4 million, compared to $40.4 million for the three months ended June 30, 2019. The increase was primarily due to growth in our BIP, Tactical Opportunities and BXLS businesses, partially offset by less travel and entertainment expenses in the three months ended June 30, 2020 due to COVID-19.
Fee Related Compensation was $92.8 million for the three months ended June 30, 2020, a decrease of $12.3 million, compared to $105.1 million for the three months ended June 30, 2019. The decrease was primarily due to a decrease in Management and Advisory Fees, Net on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $56.9 million for the three months ended June 30, 2020, a decrease of $56.8 million, compared to $113.7 million for the three months ended June 30, 2019. The decrease in Net Realizations was primarily attributable to decreases of $58.4 million in Realized Performance Revenues and $25.5 million in Realized Principal Investment Income, partially offset by a decrease of $27.1 million in Realized Performance Compensation.
Realized Performance Revenues were $64.5 million for the three months ended June 30, 2020, a decrease of $58.4 million, compared to $122.9 million for the three months ended June 30, 2019. The decrease was primarily due to lower Realized Performance Revenues in Tactical Opportunities and corporate private equity.
Realized Principal Investment Income was $17.4 million for the three months ended June 30, 2020, a decrease of $25.5 million, compared to $42.9 million for the three months ended June 30, 2019. The decrease was primarily due to a decrease in Realized Principal Investment Income in corporate private equity.
Realized Performance Compensation was $25.0 million for the three months ended June 30, 2020, a decrease of $27.1 million, compared to $52.1 million for the three months ended June 30, 2019. The decrease was due to the decrease in Realized Performance Revenues.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Segment Distributable Earnings were $371.4 million for the six months ended June 30, 2020, a decrease of $116.9 million, compared to $488.3 million for the six months ended June 30, 2019. The decrease in Segment Distributable Earnings was primarily attributable to a decrease of $120.2 million in Net Realizations, partially offset by an increase of $3.3 million in Fee Related Earnings.
Fee Related Earnings
Fee Related Earnings were $246.7 million for the six months ended June 30, 2020, an increase of $3.3 million, compared to $243.4 million for the six months ended June 30, 2019. The increase in Fee Related Earnings was primarily attributable to a decrease of $9.5 million in Fee Related Compensation and an increase of $5.0 million in Management and Advisory Fees, Net, partially offset by an increase of $11.2 million in Other Operating Expenses.
Fee Related Compensation was $203.2 million for the six months ended June 30, 2020, a decrease of $9.5 million, compared to $212.7 million for the six months ended June 30, 2019. The decrease was primarily due to a decrease of Revenues in corporate private equity.
Management and Advisory Fees, Net were $535.7 million for the six months ended June 30, 2020, an increase of $5.0 million, compared to $530.7 million for the six months ended June 30, 2019, primarily driven by an increase in Base Management Fees, offset by a decrease in Transaction, Advisory and Other Fees, Net. Base Management Fees increased $37.5 million primarily due to an increase in
Fee-Earning
Assets Under Management in Strategic Partners as a result of the launch of the investment period of Strategic Partners VIII. Transaction, Advisory and Other Fees, Net decreased $37.9 million primarily due to decreases in BIP and BXCM.

The annualized Base Management Fee Rate decreased from 1.11% at June 30, 2019 to 0.88% at June 30, 2020. The decrease was principally due to fee holidays in BCP VIII, BEP III and BXLS V, each of which commenced its investment period in the first quarter of 2020.
Other Operating Expenses were $85.8 million for the six months ended June 30, 2020, an increase of $11.2 million, compared to $74.6 million for the six months ended June 30, 2019. The increase was primarily due to growth in our BIP, Tactical Opportunities and BXLS businesses, partially offset by less travel and entertainment expenses in the three months ended June 30, 2020 due to
COVID-19.
Net Realizations
Net Realizations were $124.7 million for the six months ended June 30, 2020, a decrease of $120.2 million, compared to $244.9 million for the six months ended June 30, 2019. The decrease in Net Realizations was primarily attributable to decreases of $102.9 million in Realized Performance Revenues and $40.3 million in Realized Principal Investment Income, partially offset by a decrease of $23.0 million in Realized Performance Compensation.
Realized Performance Revenues were $176.6 million for the six months ended June 30, 2020, a decrease of $102.9 million, compared to $279.5 million for the six months ended June 30, 2019. The decrease was primarily due to lower Realized Performance Revenues in corporate private equity and Tactical Opportunities.
Realized Principal Investment Income was $27.8 million for the six months ended June 30, 2020, a decrease of $40.3 million, compared to $68.0 million for the six months ended June 30, 2019. The decrease was primarily due to a decrease of Realized Principal Investment Income in corporate private equity.
Realized Performance Compensation was $79.7 million for the six months ended June 30, 2020, a decrease of $23.0 million, compared to $102.6 million for the six months ended June 30, 2019. The decrease was due to the decrease in Realized Performance Revenues.
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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended				Six Months Ended				June 30, 2020
	June 30,				June 30,				Inception to Date
	2020		2019		2020		2019		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	-10%	-10%	-3%	-2%	-11%	-10%	41%	33%	50%	36%	50%	36%
BCP V	15%	3%	-6%	-3%	-15%	-7%	-4%	-1%	11%	9%	10%	8%
BCP VI	27%	22%	-2%	-2%	-10%	-9%	4%	3%	24%	18%	15%	11%
BCP VII	6%	4%	6%	4%	-7%	-7%	10%	7%	66%	47%	18%	10%
BCP Asia	4%	3%	N/M	N/M	3%	1%	N/M	N/M	190%	92%	32%	14%
BEP I	47%	34%	1%	1%	-22%	-20%	12%	11%	22%	17%	13%	10%
BEP II	13%	13%	-2%	-2%	-38%	-38%	-2%	-3%	79%	58%	-10%	-15%
BCOM	4%	4%	-12%	-12%	-12%	-12%	-20%	-20%	13%	6%	13%	6%
BCEP (b)	4%	4%	8%	7%	-2%	-2%	13%	11%	41%	36%	13%	10%
BIP	3%	3%	N/M	N/M	-9%	-10%	N/M	N/M	N/A	N/A	-6%	-11%
Clarus IV	-	-	N/M	N/M	2%	1%	N/M	N/M	23%	6%	36%	18%
Tactical Opportunities	12%	9%	1%	-	-9%	-5%	5%	3%	22%	18%	11%	7%
Tactical Opportunities Co-Investment and Other	9%	9%	1%	-	-	-	4%	1%	26%	22%	16%	14%
Strategic Partners I-V (c)	1%	1%	-7%	-7%	3%	3%	-6%	-6%	N/A	N/A	16%	13%
Strategic Partners VI (c)	-	-	-6%	-6%	-1%	-2%	-4%	-4%	N/A	N/A	20%	15%
Strategic Partners VII (c)	3%	3%	-4%	-4%	3%	2%	2%	2%	N/A	N/A	25%	20%
Strategic Partners RA II (c)	4%	4%	6%	4%	8%	7%	11%	8%	N/A	N/A	22%	16%
Strategic Partners VIII (c)	8%	5%	N/M	N/M	12%	9%	N/M	N/M	N/A	N/A	81%	58%
Strategic Partners RE, SMA and Other (c)	5%	5%	3%	3%	7%	7%	6%	6%	N/A	N/A	20%	17%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

N/M	Not meaningful generally due to the limited time since initial investment.
N/A	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.
(b)	BCEP is a core private equity fund which invests with a more modest risk profile and longer hold period than traditional private equity.
(c)
Realizations are treated as return of capital until fully recovered and therefore inception to date realized returns are not applicable. If information is not available on a timely basis, returns are calculated from results that are reported on a three month lag and therefore do not include the impact of economic and market activities in the quarter in which such events occur.

The corporate private equity funds within the Private Equity segment have seven funds with closed investment periods: BCP IV, BCP V, BCP VI, BCP VII, BCOM, BEP I and BEP II. As of June 30, 2020, BCP IV was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes based on the timings of fund closings, the BCP V “main fund” and
BCP V-AC
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
is above its carried interest threshold. BCP VI, BCP VII and BEP I are currently above their respective carried interest thresholds. BCOM is currently above its carried interest threshold. We are entitled to retain previously realized carried interest up to 20% of BCOM’s net gains. As a result, Performance Revenues are recognized from BCOM on current period gains and losses. BEP II is currently below its respective carried interest threshold.
Hedge Fund Solutions
The following table presents the results of operations for our Hedge Fund Solutions segment:

	Three Months Ended				Six Months Ended
	June 30,		2020 vs. 2019		June 30,		2020 vs. 2019
	2020	2019	$	%	2020	2019	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$145,455	$136,990	$8,465	6%	$285,111	$274,318	$10,793	4%
Transaction and Other Fees, Net	859	723	136	19%	1,617	1,041	576	55%
Management Fee Offsets	4	—	4	N/M	(38)	—	(38)	N/M

Total Management Fees, Net	146,318	137,713	8,605	6%	286,690	275,359	11,331	4%
Fee Related Compensation	(40,353)	(36,622)	(3,731)	10%	(86,544)	(79,576)	(6,968)	9%
Other Operating Expenses	(17,807)	(21,112)	3,305	-16%	(36,474)	(38,997)	2,523	-6%

Fee Related Earnings	88,158	79,979	8,179	10%	163,672	156,786	6,886	4%

Realized Performance Revenues	1,482	11,960	(10,478)	-88%	3,249	16,051	(12,802)	-80%
Realized Performance Compensation	—	(2,175)	2,175	-100%	(945)	(3,588)	2,643	-74%
Realized Principal Investment Income (Loss)	(331)	12,306	(12,637)	N/M	(940)	12,023	(12,963)	N/M

Net Realizations	1,151	22,091	(20,940)	-95%	1,364	24,486	(23,122)	-94%

Segment Distributable Earnings	$89,309	$102,070	$(12,761)	-13%	$165,036	$181,272	$(16,236)	-9%

N/M    Not meaningful.
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Segment Distributable Earnings were $89.3 million for the three months ended June 30, 2020, a decrease of $12.8 million, compared to $102.1 million for the three months ended June 30, 2019. The decrease in Segment Distributable Earnings was primarily attributable to a decrease of $20.9 million in Net Realizations, partially offset by an increase of $8.2 million in Fee Related Earnings.
Segment Distributable Earnings in our Hedge Fund Solutions segment in the second quarter of 2020 were lower compared to the second quarter of 2019. This decrease was primarily driven by decreased Net Realizations due to decreases in Principal Investment Income (Loss) and Realized Performance Revenues, partially offset by increased Fee Related Earnings. Despite significant market rebounds across many asset classes in the second quarter of 2020, the ongoing
COVID-19
pandemic and related shutdowns of
non-essential
businesses, including as a result of persistent or accelerating infection levels in some regions, have caused severe disruption in the U.S. and global economies. This has adversely impacted and will likely continue to adversely impact the performance of our Hedge Fund Solutions segment, including as a result of distress in the structured credit and mortgage markets. Furthermore, global growth will be significantly negatively impacted by the
COVID-19
pandemic. Although economic recovery is partially underway, it is likely to be gradual, uneven, and characterized by meaningful dispersion across sectors and regions, and the ultimate length of the recovery is uncertain. This uncertainty poses further material risk to the Hedge Fund Solutions segment, including by causing investors to seek liquidity in the form of redemptions from our funds and adversely impacting Incentive Fees. Segment Distributable Earnings in the Hedge Fund Solutions segment would likely be further negatively impacted if the significant decline in global, regional or sector asset prices experienced in the first half of 2020 as a result of the
COVID-19
pandemic is sustained, or in the event of a returning prolonged weak equity market environment. The
COVID-19
pandemic has also caused significant dislocation and, at times, limited the liquidity of certain assets traded in the credit markets. A sustained period of such dislocation would, like it did in the first quarter of 2020, likely impact the value of certain assets held by our funds, such funds’ ability to sell such assets at attractive prices or in a timely manner in order to avoid losses and the likelihood of margin calls from credit providers. In addition, given recent market turbulence and continuing uncertainty, we expect fundraising in our Hedge Fund Solutions segment to continue, but now at a slower pace, which may result in a delay in management fees.
In an equity market environment that generally has been characterized by relatively low volatility, investors may choose to reallocate capital away from traditional hedge fund strategies. Our Hedge Fund Solutions segment operates multiple business lines, manages strategies that are both long and short asset classes and generates a majority of its revenue through management fees. In that regard, the segment’s revenues will depend in part on our ability to successfully grow such existing diverse business lines and strategies, and identify new ones to meet evolving investor appetites. Over time we anticipate an increasing change in the mix of our product offerings to products whose performance based fees represent a more significant proportion of the fees than has historically been the case for such products. See “Part II. Item 1A. Risk Factors — The global outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economies and is adversely impacting, and may continue to adversely impact, our performance and results of operations.” in our Quarterly Report on Form
10-Q
for the quarter ended March 31, 2020 and “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Hedge fund investments are subject to numerous additional risks.” and the market and economic conditions risk factors in our Annual Report on Form
10-K
for the year ended December 31, 2019.
Fee Related Earnings
Fee Related Earnings were $88.2 million for the three months ended June 30, 2020, an increase of $8.2 million, or 10%, compared to $80.0 million for the three months ended June 30, 2019. The decrease in Fee Related Earnings was primarily attributable to an increase of $8.6 million in Management Fees, Net and a decrease of $3.3 million in Other Operating Expenses, partially offset by an increase of $3.7 million in Fee Related Compensation.
Management Fees, Net were $146.3 million for the three months ended June 30, 2020, an increase of $8.6 million, compared to $137.7 million for the three months ended June 30, 2019, primarily driven by an increase in Base Management Fees. Base Management Fees increased $8.5 million primarily driven by
Fee-Earning
Assets Under Management growth in our individual investor and specialized solutions platform.
Other Operating Expenses were $17.8 million for the three months ended June 30, 2020, a decrease of $3.3 million, compared to $21.1 million for the three months ended June 30, 2019. The decrease was primarily due to less travel and entertainment expenses in the three months ended June 30, 2020 due to
COVID-19.
Fee Related Compensation was $40.4 million for the three months ended June 30, 2020, an increase of $3.7 million, compared to $36.6 million for the three months ended June 30, 2019. The increase was primarily due to an increase in Management Fees, Net, on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $1.2 million for the three months ended June 30, 2020, a decrease of $20.9 million, compared to $22.1 million for the three months ended June 30, 2019. The decrease in Net Realizations was primarily attributable to decreases of $12.6 million in Realized Principal Investment Income (Loss) and $10.5 million in Realized Performance Revenues, partially offset by a decrease of $2.2 million in Realized Performance Compensation.
Realized Principal Investment Income (Loss) was $(0.3) million for the three months ended June 30, 2020, a decrease of $12.6 million, compared to $12.3 million for the three months ended June 30, 2019. The decrease was primarily due to the realized losses on our corporate treasury investments allocated to the segment.

Realized Performance Revenues were $1.5 million for the three months ended June 30, 2020, a decrease of $10.5 million, compared to $12.0 million for the three months ended June 30, 2019. The decrease was primarily driven by our customized solutions products entering the three months ended June 30, 2020 with larger loss carryforward balances.
Realized Performance Compensation decreased $2.2 million to zero for the three months ended June 30, 2020. The decrease was primarily due to the decrease in Realized Performance Revenues.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Segment Distributable Earnings were $165.0 million for the six months ended June 30, 2020, a decrease of $16.2 million, compared to $181.3 million for the six months ended June 30, 2019. The decrease in Segment Distributable Earnings was primarily attributable to a decrease of $23.1 million in Net Realizations, partially offset by an increase of $6.9 million in Fee Related Earnings.
Fee Related Earnings
Fee Related Earnings were $163.7 million for the six months ended June 30, 2020, an increase of $6.9 million, compared to $156.8 million for the six months ended June 30, 2019. The increase in Fee Related Earnings was primarily attributable to an increase of $11.3 million in Management Fees, Net, partially offset by an increase of $7.0 million in Fee Related Compensation.
Management Fees, Net were $286.7 million for the six months ended June 30, 2020, an increase of $11.3 million, compared to $275.4 million for the six months ended June 30, 2019, primarily driven by an increase in Base Management Fees. Base Management Fees increased $10.8 million primarily driven by
Fee-Earning
Assets Under Management growth in our individual investor and specialized solutions platform.
Fee Related Compensation was $86.5 million for the six months ended June 30, 2020, an increase of $7.0 million, compared to $79.6 million for the six months ended June 30, 2019. The increase was primarily due to an increase in Management Fees, Net, on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $1.4 million for the six months ended June 30, 2020, a decrease of $23.1 million, compared to $24.5 million for the six months ended June 30, 2019. The decrease in Net Realizations was primarily attributable to decreases of $13.0 million in Realized Principal Investment Income (Loss) and $12.8 million in Realized Performance Revenues, partially offset by a decrease of $2.6 million in Realized Performance Compensation.
Realized Principal Investment Income (Loss) was $(0.9) million for the six months ended June 30, 2020, a decrease of $13.0 million, compared to $12.0 million for the six months ended June 30, 2019. The decrease was primarily due to the realized losses on our corporate treasury investments allocated to the segment.
Realized Performance Revenues were $3.2 million for the six months ended June 30, 2020, a decrease of $12.8 million, compared to $16.1 million for the six months ended June 30, 2019. The decrease was primarily driven by lower returns in customized solutions compared to the six months ended June 30, 2019.
Realized Performance Compensation was $0.9 million for the six months ended June 30, 2020, a decrease of $2.6 million, compared to $3.6 million for the six months ended June 30, 2019. The decrease was due to a decrease in Realized Performance Revenues.

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance		Estimated % Above
	Eligible Assets Under		High Water Mark/
	Management		Benchmark (a)
	As of June 30,		As of June 30,
	2020	2019	2020	2019
	(Dollars in Thousands)
Hedge Fund Solutions Managed Funds (b)	$43,933,866	$44,988,825	21%	87%

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

(b)
For the Hedge Fund Solutions managed funds, at June 30, 2020, the incremental appreciation needed for the 79% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $2.5 billion, an increase of $2.1 billion, compared to $410.0 million at June 30, 2019. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks as of June 30, 2020, 40% were within 5% of reaching their respective High Water Mark.

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
The following table presents the return information of the BAAM Principal Solutions Composite:

	Three				Six				Average Annual Returns (a)
	Months Ended				Months Ended				Periods Ended
	June 30,				June 30,				June 30, 2020
	2020		2019		2020		2019		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Principal Solutions Composite (b)	6%	6%	2%	2%	-3%	-3%	5%	5%	-1%	-1%	4%	3%	4%	3%	7%	6%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
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
assets (in the case of net returns) are excluded from the composite. The historical return is from January 1, 2000.

Credit & Insurance
The following table presents the results of operations for our Credit & Insurance segment:

	Three Months Ended				Six Months Ended
	June 30,		2020 vs. 2019		June 30,		2020 vs. 2019
	2020	2019	$	%	2020	2019	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$145,565	$147,550	$(1,985)	-1%	$290,893	$288,078	$2,815	1%
Transaction and Other Fees, Net	5,873	5,256	617	12%	11,343	8,886	2,457	28%
Management Fee Offsets	(2,890)	(3,279)	389	-12%	(5,786)	(6,620)	834	-13%

Total Management Fees, Net	148,548	149,527	(979)	-1%	296,450	290,344	6,106	2%
Fee Related Performance Revenues	8,528	2,552	5,976	234%	16,443	3,655	12,788	350%
Fee Related Compensation	(57,086)	(54,310)	(2,776)	5%	(126,495)	(112,984)	(13,511)	12%
Other Operating Expenses	(36,424)	(40,466)	4,042	-10%	(75,165)	(72,705)	(2,460)	3%

Fee Related Earnings	63,566	57,303	6,263	11%	111,233	108,310	2,923	3%

Realized Performance Revenues	1,973	7,946	(5,973)	-75%	11,643	16,843	(5,200)	-31%
Realized Performance Compensation	(224)	(3,468)	3,244	-94%	(2,546)	(6,839)	4,293	-63%
Realized Principal Investment Income	280	20,925	(20,645)	-99%	3,532	24,108	(20,576)	-85%

Net Realizations	2,029	25,403	(23,374)	-92%	12,629	34,112	(21,483)	-63%

Segment Distributable Earnings	$65,595	$82,706	$(17,111)	-21%	$123,862	$142,422	$(18,560)	-13%

N/M    Not meaningful.
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Segment Distributable Earnings were $65.6 million for the three months ended June 30, 2020, a decrease of $17.1 million, compared to $82.7 million for the three months ended June 30, 2019. The decrease in Segment Distributable Earnings was primarily attributable to a decrease of $23.4 million in Net Realizations, partially offset by an increase of $6.3 million in Fee Related Earnings.
Segment Distributable Earnings in our Credit & Insurance segment in the second quarter of 2020 were lower compared to the second quarter of 2019, driven by lower Net Realizations due to lower Realized Principal Investment Income and Realized Performance Revenues, partially offset by higher Fee Related Earnings. Despite significant market rebounds across many asset classes in the second quarter of 2020, the ongoing
COVID-19
pandemic and related shutdowns of
non-essential
businesses, including as a result of persistent or accelerating infection levels in some regions have caused severe disruption in the U.S. and global economies. Although approximately 75% of our aggregate Credit & Insurance segment portfolio is in sectors that we believe are more resilient to the impact of
COVID-19,
the
COVID-19
pandemic has adversely impacted and will likely continue to adversely impact the performance of our Credit & Insurance segment. Furthermore, global growth will be significantly negatively impacted by the
COVID-19
pandemic. Although economic recovery is partially underway, it is likely to be gradual, uneven, and characterized by meaningful dispersion across sectors and regions, and the ultimate length of the recovery is uncertain. This uncertainty poses further material risk to the Credit & Insurance segment, including by potentially putting additional pressure on the ability of borrowers to meet their debt payment obligations or increased focus of companies on deleveraging. Our Credit & Insurance funds have, however, continued to actively manage their portfolios in order to limit downside and protect capital and have used the market disruption as an opportunity to deploy capital into investments that are higher in the capital structure and with counterparties that we believe to be of high quality. The
COVID-19
pandemic has also caused

significant dislocation and, at times, limited the liquidity of certain assets traded in the credit markets. A sustained period of such dislocation would, like it did in the first quarter of 2020, likely impact the value of certain assets held by our funds and such funds’ ability to sell such assets at attractive prices or in a timely manner, each of which would adversely impact performance revenues in our Credit & Insurance segment. The
COVID-19
pandemic and such other conditions have limited and are expected to continue to limit realization opportunities for the Credit & Insurance segment at least in the near term, which is a factor that may contribute to an adverse impact on Realized Performance Revenues in future periods. Nevertheless, a continuing market recovery like that experienced in the second quarter of 2020 should be positive for realizations over time. The
COVID-19
pandemic and such other conditions may also create a more challenging capital deployment environment for our Credit & Insurance segment. In addition, given recent market turbulence and continuing uncertainty, we expect fundraising in our Credit & Insurance segment to continue, but now at a slower pace, which may result in a delay in management fees.
In energy, equity and credit markets rebounded significantly in the second quarter of 2020, but weakened market fundamentals continue to pose challenges, particularly in upstream energy. Upstream energy represents 3% of the Credit & Insurance segment’s investment portfolio and less than 2% of Blackstone’s aggregate investment portfolio. An increased focus on energy sustainability, including potential alternatives to fossil fuels, has also exacerbated the impact of such weakened market fundamentals. The persistence of these weakened market fundamentals in the energy sector or in the credit markets more broadly would further negatively impact the performance of certain investments in our credit funds. See “Part II. Item 1A. Risk Factors — The global outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economies and is adversely impacting, and may continue to adversely impact, our performance and results of operations.” in our Quarterly Report on Form
10-Q
for the quarter ended March 31, 2020 and the market and economic conditions risk factors in our Annual Report on Form
10-K
for the year ended December 31, 2019.
Fee Related Earnings
Fee Related Earnings were $63.6 million for the three months ended June 30, 2020, an increase of $6.3 million, or 11%, compared to $57.3 million for the three months ended June 30, 2019. The increase in Fee Related Earnings was primarily attributable to an increase of $6.0 million in Fee Related Performance Revenues and a decrease of $4.0 million in Other Operating Expenses, partially offset by an increase of $2.8 million in Fee Related Compensation.
Fee Related Performance Revenues were $8.5 million for the three months ended June 30, 2020, an increase of $6.0 million, compared to $2.6 million for the three months ended June 30, 2019. The increase was primarily due to performance and growth in assets in our BDC.
Other Operating Expenses were $36.4 million for the three months ended June 30, 2020, a decrease of $4.0 million, compared to $40.5 million for the three months ended June 30, 2019. The decrease was primarily due to less travel and entertainment expenses in the three months ended June 30, 2020 due to
COVID-19.
Fee Related Compensation was $57.1 million for the three months ended June 30, 2020, an increase of $2.8 million, compared to $54.3 million for the three months ended June 30, 2019. The increase was primarily due to an increase in Fee Related Performance Revenues, on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $2.0 million for the three months ended June 30, 2020, a decrease of $23.4 million, compared to $25.4 million for the three months ended June 30, 2019. The decrease in Net Realizations was primarily attributable to decreases of $20.6 million in Realized Principal Investment Income and $6.0 million in Realized Performance Revenues, partially offset by a decrease of $3.2 million in Realized Performance Compensation.
Realized Principal Investment Income was $0.3 million for the three months ended June 30, 2020, a decrease of $20.6 million, compared to $20.9 million for the three months ended June 30, 2019. The decrease was primarily due to realized gains in our corporate treasury investments in the three months ended June 30, 2019 compared to realized losses in the three months ended June 30, 2020.

Realized Performance Revenues were $2.0 million for the three months ended June 30, 2020, a decrease of $6.0 million, compared to $7.9 million for the three months ended June 30, 2019. The decrease was primarily attributable to a decrease in realized carry compared to the three months ended June 30, 2019.
Realized Performance Compensation was $0.2 million for the three months ended June 30, 2020, a decrease of $3.2 million, compared to $3.5 million for the three months ended June 30, 2019. The decrease was due to the decrease in Realized Performance Revenues.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Segment Distributable Earnings were $123.9 million for the six months ended June 30, 2020, a decrease of $18.6 million, compared to $142.4 million for the six months ended June 30, 2019. The decrease in Segment Distributable Earnings was primarily attributable to a decrease of $21.5 million in Net Realizations, partially offset by an increase of $2.9 million in Fee Related Earnings.
Fee Related Earnings
Fee Related Earnings were $111.2 million for the six months ended June 30, 2020, an increase of $2.9 million, compared to $108.3 million for the six months ended June 30, 2019. The increase in Fee Related Earnings was primarily attributable to increases of $12.8 million in Fee Related Performance Revenues and $6.1 million in Management Fees, Net, partially offset by increases of $13.5 million in Fee Related Compensation and $2.5 million in Other Operating Expenses.
Fee Related Performance Revenues were $16.4 million for the six months ended June 30, 2020, an increase of $12.8 million, compared to $3.7 million for the six months ended June 30, 2019. The increase was primarily due to performance and growth in assets in our BDC.
Management Fees, Net were $296.5 million for the six months ended June 30, 2020, an increase of $6.1 million, compared to $290.3 million for the six months ended June 30, 2019, primarily driven by an increase in Base Management Fees and Transaction and Other Fees, Net. Base Management Fees increased $2.8 million primarily due to increased capital deployed in our most recently launched credit funds and vehicles, including our BDC, and inflows in our long only business, partially offset by a decrease in Harvest. Transaction and Other Fees, Net increased $2.5 million primarily due to origination fees in our structured products group.
Fee Related Compensation was $126.5 million for the six months ended June 30, 2020, an increase of $13.5 million, compared to $113.0 million for the six months ended June 30, 2019. The increase was primarily due to increases in Management Fees, Net and Fee Related Performance Revenues, on which a portion of Fee Related Compensation is based.
Other Operating Expenses were $75.2 million for the six months ended June 30, 2020, an increase of $2.5 million, compared to $72.7 million for the six months ended June 30, 2019. The increase was primarily due to placement fees for new business initiatives, including our BDC, as well as the launch of middle office platforms for BIS, partially offset by a decrease in travel and entertainment expenses in the three months ended June 30, 2020 due to
COVID-19.
Net Realizations
Net Realizations were $12.6 million for the six months ended June 30, 2020, a decrease of $21.5 million, compared to $34.1 million for the six months ended June 30, 2019. The decrease in Net Realizations was primarily attributable to decreases of $20.6 million in Realized Principal Investment Income and $5.2 million in Realized Performance Revenues, partially offset by a decrease of $4.3 million in Realized Performance Compensation.

Realized Principal Investment Income was $3.5 million for the six months ended June 30, 2020, a decrease of $20.6 million, compared to $24.1 million for the six months ended June 30, 2019. The decrease was primarily due to higher realized gains in our corporate treasury investments in the six months ended June 30, 2019 compared to the six months ended June 30, 2020.
Realized Performance Revenues were $11.6 million for the six months ended June 30, 2020, a decrease of $5.2 million, compared to $16.8 million for the six months ended June 30, 2019. The decrease was primarily attributable to a decrease in realized carry compared to the six months ended June 30, 2019.
Realized Performance Compensation was $2.5 million for the six months ended June 30, 2020, a decrease of $4.3 million, compared to $6.8 million for the six months ended June 30, 2019. The decrease was due to the decrease in Realized Performance Revenues.
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
The following table presents the return information for the Credit Composite:

	Three Months Ended June 30,				Six Months Ended June 30,				June 30, 2020
	2020		2019		2020		2019		Inception to Date
Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Credit Composite (b)	10%	10%	2%	2%	-5%	-5%	6%	6%	8%	6%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Allocations, net of tax advances.
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

As of June 30, 2020, there was $10.2 billion of Performance Eligible Assets Under Management invested in Credit & Insurance strategies that were above the hurdle necessary to generate Incentive Fees or Performance Allocations. This represented 21% of the total Performance Eligible Assets Under Management across all Credit & Insurance strategies.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in Thousands)
GAAP Unrealized Performance Allocations	$1,067,923	$157,732	$(2,385,158)	$821,731
Segment Adjustment	—	(334)	(365)	—

Unrealized Performance Revenues	$1,067,923	$157,398	$(2,385,523)	$821,731

(e)	This adjustment removes Unrealized Performance Allocations Compensation.
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
non-controlling
interests.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in Thousands)
GAAP Unrealized Principal Investment Income (Loss)	$331,762	$(37,345)	$(627,603)	$131,699
Segment Adjustment	(108,446)	(19,008)	234,309	(48,127)

Unrealized Principal Investment Income (Loss)	$223,316	$(56,353)	$(393,294)	$83,572

(g)
This adjustment removes Other Revenues on a segment basis. The Segment Adjustment represents (1) the add back of Other Revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of certain Transaction-Related Charges.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in Thousands)
GAAP Other Revenue	$(55,580)	$(17,120)	$82,600	$(6,870)
Segment Adjustment	(26)	(3,030)	(55)	(91)

Other Revenues	$(55,606)	$(20,150)	$82,545	$(6,961)

(h)	This adjustment removes Equity-Based Compensation on a segment basis.

(i)
Taxes represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and adjusted to exclude the tax impact of any divestitures. Related Payables represent tax-related
payables including the amount payable under the Tax Receivable Agreement.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in Thousands)
Taxes	$48,462	$34,209	$64,736	$49,553
Related Payables	15,528	20,992	22,307	34,687

Taxes and Related Payables	$63,990	$55,201	$87,043	$84,240

(j)
This adjustment removes Interest and Dividend Revenue less Interest Expense on a segment basis. The Segment Adjustment represents (1) the add back of Other Revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of interest expense associated with the Tax Receivable Agreement.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in Thousands)
GAAP Interest and Dividend Revenue	$23,924	$43,686	$59,008	$87,770
Segment Adjustment	2,366	2,305	4,881	4,920

Interest and Dividend Revenue	26,290	45,991	63,889	92,690

GAAP Interest Expense	39,276	43,596	80,920	85,598
Segment Adjustment	(352)	(366)	(456)	(730)

Interest Expense	38,924	43,230	80,464	84,868

Net Interest Income (Loss)	$(12,634)	$2,761	$(16,575)	$7,822

(k)	This adjustment removes the total segment amounts of Realized Performance Revenues.
(l)	This adjustment removes the total segment amounts of Realized Performance Compensation.
(m)	This adjustment removes the total segment amount of Realized Principal Investment Income.
(n)	This adjustment adds back Interest Expense on a segment basis.

The following tables are a reconciliation of Total GAAP Investments to Net Accrued Performance Revenues. Total GAAP Investments and Net Accrued Performance Revenues consist of the following:

	June 30,
	2020	2019
	(Dollars in Thousands)
Investments of Consolidated Blackstone Funds	$7,943,531	$8,633,794
Equity Method Investments
Partnership Investments	3,873,346	3,802,565
Accrued Performance Allocations	4,715,510	6,743,542
Corporate Treasury Investments	2,205,843	2,797,908
Other Investments	235,143	264,231

Total GAAP Investments	$18,973,373	$22,242,040

Accrued Performance Allocations - GAAP	$4,715,510	$6,743,542
Impact of Consolidation (a)	19	607
Due from Affiliates - GAAP (b)	20,642	25,022
Less: Net Realized Performance Revenues (c)	(38,592)	(71,352)
Less: Accrued Performance Compensation - GAAP (d)	(1,989,219)	(2,724,998)

Net Accrued Performance Revenues	$2,708,360	$3,972,821

(a)	This adjustment adds back investments in consolidated Blackstone Funds which have been eliminated in consolidation.
(b)	Represents GAAP accrued performance revenue recorded within Due from Affiliates.
(c)	Represents Performance Revenues realized but not yet distributed as of the reporting date and are included in Distributable Earnings in the period they are realized.
(d)	Represents GAAP accrued performance compensation associated with Accrued Performance Allocations and is recorded within Accrued Compensation and Benefits and Due to Affiliates.
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

Total assets were $28.8 billion as of June 30, 2020, a decrease of $3.7 billion, from December 31, 2019. The decrease in total assets was principally due to a decrease of $3.4 billion in total assets attributable to the consolidated operating partnerships. The decrease in total assets attributable to the consolidated operating partnerships was primarily due to a decrease of $3.0 billion in Investments. The decrease in Investments was primarily due to depreciation in the value of Blackstone’s interests in its real estate and private equity investments as a result of declines in the unrealized valuations of investments in industries impacted by
COVID-19.
The other net variances of the assets attributable to the consolidated operating partnerships were relatively unchanged.
Total liabilities were $16.3 billion as of June 30, 2020, a decrease of $1.1 billion, from December 31, 2019. The decrease in total liabilities was principally due to decreases of $844.5 million in total liabilities attributable to the consolidated operating partnerships and $380.9 million in total liabilities attributable to consolidated Blackstone funds. The decrease in total liabilities attributable to the consolidated operating partnerships was primarily due to a decrease of $1.2 billion in Accrued Compensation and Benefits. The decrease in Accrued Compensation and Benefits was due to a decrease in performance compensation. The decrease in total liabilities attributable to consolidated Blackstone funds was primarily due to a decrease of $247.1 million in Loans Payable. The decrease in Loans Payable was due to depreciation in the value of Blackstone’s CLOs. The depreciation was due to the market and economic impacts of
COVID-19.
The other net variances of the liabilities attributable to the consolidated operating partnerships were relatively unchanged.
We have multiple sources of liquidity to meet our capital needs as described in “— Sources and Uses of Liquidity”. While our liquidity has not been materially impacted by the
COVID-19
pandemic to date, we continue to closely monitor developments in the impact of the
COVID-19
pandemic and actively evaluate our sources and uses of liquidity in light of such developments.
Sources and Uses of Liquidity
We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in our businesses, the proceeds from our issuances of senior notes, liquid investments we hold on our balance sheet and access to our $1.6 billion committed revolving credit facility. As of June 30, 2020, Blackstone had $2.0 billion in cash and cash equivalents and $2.2 billion invested in corporate treasury investments, against $4.7 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.
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

Our own capital commitments to our funds, the funds we invest in and our investment strategies as of June 30, 2020 consisted of the following:

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner		Professionals (a)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment
	(Dollars in Thousands)
Real Estate
BREP VII	$300,000	$37,347	$100,000	$12,449
BREP VIII	300,000	49,595	100,000	16,532
BREP IX	300,000	214,622	100,000	71,541
BREP Europe III	100,000	13,231	35,000	4,410
BREP Europe IV	130,000	23,540	43,333	7,847
BREP Europe V	150,000	31,537	43,333	9,111
BREP Europe VI	130,000	102,002	43,333	34,001
BREP Asia I	50,000	14,806	16,667	4,935
BREP Asia II	70,707	43,133	23,569	14,378
BREDS II	50,000	6,227	16,667	2,076
BREDS III	50,000	18,304	16,667	6,101
BREDS IV	50,000	50,000	—	—
BPP	74,918	5,108	—	—
Other (b)	21,195	14,130	—	—

Total Real Estate	1,776,820	623,582	538,569	183,381

Private Equity
BCP V	629,356	30,642	—	—
BCP VI	719,718	82,834	250,000	28,773
BCP VII	500,000	90,572	225,000	40,757
BCP VIII	500,000	500,000	225,000	225,000
BEP I	50,000	4,728	—	—
BEP II	80,000	4,922	26,667	1,641
BEP III	80,000	77,555	26,667	25,852
BCEP	120,000	35,179	18,992	5,514
BCEP II	109,980	109,980	22,436	22,436
BCP Asia	40,000	23,466	13,333	7,822
Tactical Opportunities	404,717	183,451	134,906	61,150
Strategic Partners	770,642	486,953	118,907	73,413
BIP	168,632	133,464	—	—
BXLS	110,000	92,234	26,667	25,430
Other (b)	274,735	34,285	—	—

Total Private Equity	4,557,780	1,890,265	1,088,575	517,788

continued

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner		Professionals (a)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment
	(Dollars in Thousands)
Hedge Fund Solutions
Strategic Alliance I	$50,000	$2,033	$—	$—
Strategic Alliance II	50,000	1,482	—	—
Strategic Alliance III	22,000	6,514	—	—
Strategic Holdings I	154,610	67,180	—	—
Strategic Holdings II	50,000	47,500	—	—
Other (b)	11,373	8,218	—	—

Total Hedge Fund Solutions	337,983	132,927	—	—

Credit & Insurance
Mezzanine / Opportunistic II	120,000	30,218	110,101	27,726
Mezzanine / Opportunistic III	130,783	64,691	30,555	15,114
Mezzanine / Opportunistic IV	100,000	100,000	33,333	33,333
European Senior Debt I	63,000	16,547	56,955	14,959
European Senior Debt II	92,711	83,101	24,113	21,614
Stressed / Distressed I	50,000	4,869	27,666	2,694
Stressed / Distressed II	125,000	51,695	121,050	50,061
Stressed / Distressed III	151,000	115,238	31,805	24,273
Energy I	80,000	38,026	75,555	35,913
Energy II	150,000	139,880	25,423	23,708
Credit Alpha Fund	52,102	7,465	50,624	7,254
Credit Alpha Fund II	25,500	13,138	6,034	3,109
Blackstone / GSO Secured Lending	74,500	26,770	—	—
Other (b)	167,917	44,882	22,021	4,159

Total Credit & Insurance	1,382,513	736,520	615,235	263,917

Other
Treasury (c)	370,132	347,161	—	—

	$8,425,228	$3,730,455	$2,242,379	$965,086

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

(b)	Represents capital commitments to a number of other funds in each respective segment.
(c)	Represents loan origination commitments, revolver commitments and capital market commitments.

As of June 30, 2020, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of Blackstone, had issued and outstanding the following senior notes (collectively the “Notes”):

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

$4,685,100

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
During the three and six months ended June 30, 2020, we repurchased 2.0 million and 7.0 million shares, respectively, of Blackstone Class A common stock as part of the repurchase program at a total cost of $114.9 million and $368.4 million, respectively. As of June 30, 2020, the amount remaining available for repurchases under the repurchase program was $412.8 million.

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

With respect to the second quarter of fiscal year 2020, we paid to shareholders of our Class A common stock a dividend of $0.37 per share, aggregating to $0.76 per share of Class A common stock in respect of the six months ended June 30, 2020. With respect to fiscal year 2019, we paid shareholders of our Class A common stock aggregate dividends of $1.95 per share.
Leverage
We may under certain circumstances use leverage opportunistically and over time to create the most efficient capital structure for Blackstone and our shareholders. In addition to the borrowings from our note issuances and our revolving credit facility, we may use reverse repurchase agreements, repurchase agreements and securities sold, not yet purchased. All of these positions are held in a separately managed portfolio. Reverse repurchase agreements are entered into primarily to take advantage of opportunistic yields otherwise absent in the overnight markets and also to use the collateral received to cover securities sold, not yet purchased. Repurchase agreements are entered into primarily to opportunistically yield higher spreads on purchased securities. The balances held in these financial instruments fluctuate based on Blackstone’s liquidity needs, market conditions and investment risk profiles.
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
The following table presents information regarding these financial instruments in our Condensed Consolidated Statements of Financial Condition:

		Securities
	Repurchase	Sold, Not Yet
	Agreements	Purchased
	(Dollars in Millions)
Balance, June 30, 2020	$80.6	$51.4
Balance, December 31, 2019	$154.1	$75.5
Six Months Ended June 30, 2020
Average Daily Balance	$110.9	$61.1
Maximum Daily Balance	$152.8	$75.7

Contractual Obligations, Commitments and Contingencies
The following table sets forth information relating to our contractual obligations as of June 30, 2020 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

	July 1, 2020 to
Contractual Obligations	December 31, 2020	2021-2022	2023-2024	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$32,643	$194,348	$186,854	$275,213	$689,058
Purchase Obligations	28,972	49,769	6,266	—	85,007
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	400,000	4,285,100	4,685,100
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	68,315	293,483	264,983	1,889,699	2,516,480
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	92	—	—	6,851,660	6,851,752
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	89,256	357,022	357,022	953,276	1,756,576
Blackstone Funds Capital Commitments to Investee Funds (f)	51,819	—	—	—	51,819
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (g)	—	91,628	78,256	574,737	744,621
Unrecognized Tax Benefits, Including Interest and Penalties (h)	—	952	—	—	952
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (i)	3,730,455	—	—	—	3,730,455

Consolidated Contractual Obligations	4,001,552	987,202	1,293,381	14,829,685	21,111,820
Blackstone Funds and CLO Vehicles Debt Obligations Payable (d)	(92)	—	—	(6,851,660)	(6,851,752)
Interest on Blackstone Funds and CLO Vehicles Debt Obligations Payable (e)	(89,256)	(357,022)	(357,022)	(953,276)	(1,756,576)
Blackstone Funds Capital Commitments to Investee Funds (f)	(51,819)	—	—	—	(51,819)

Blackstone Operating Entities Contractual Obligations	$3,860,385	$630,180	$936,359	$7,024,749	$12,451,673

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

(b)	Represents the principal amount due on the senior notes we issued. As of June 30, 2020, we had no outstanding borrowings under our revolver.

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
(e)
Represents interest to be paid over the maturity of the related consolidated Blackstone Funds’ and CLO vehicles’ debt obligations which has been calculated assuming no pre-payments
will be made and debt will be held until its final maturity date. The future interest payments are calculated using variable rates in effect as of June 30, 2020, at spreads to market rates pursuant to the financing agreements, and range from 1.6% to 7.6%. The majority of the borrowings are due on demand and for purposes of this schedule are assumed to mature within one year. Interest on the majority of these borrowings rolls over into the principal balance at each reset date.

(f)
These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.

(g)
Represents obligations by Blackstone’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling
interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s IPO in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Condensed Consolidated Financial Statements and shown in Note 16. “Related Party Transactions” (see “Part I. Item 1 Financial Statements”) differs to reflect the net present value of the payments due to certain non-controlling
interest holders.

(h)
The total represents gross unrecognized tax benefits of $0.5 million and interest and penalties of $0.5 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $28.5 million and interest of $2.5 million; therefore, such amounts are not included in the above contractual obligations table.

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
Indemnifications
In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of June 30, 2020.
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
As of June 30, 2020, the total clawback obligations were $194.7 million, of which $157.1 million was related to Blackstone Holdings and $37.6 million was related to current and former Blackstone personnel. The split of clawback between Blackstone Holdings and current and former personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis. The increase in contingent obligations related to clawback for the period ended June 30, 2020 was driven by unrealized depreciation in the fair value of certain underlying fund investments driven by the impact of
COVID-19.
If, at June 30, 2020, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $3.6 billion, on an after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $3.2 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote. See Note 16. “Related Party Transactions” and Note 17. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
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
Management and Advisory Fees, Net
— Blackstone earns base management fees from the investors in its managed funds and investment vehicles, at a fixed percentage of a calculation base, which is typically assets under management, net asset value, total assets, committed capital or invested capital. The range of management fee rates and the calculation base from which they are earned, generally, are as follows:
On private equity, real estate, and certain of our hedge fund solutions and credit-focused funds:

•	0.25% to 1.75% of committed capital or invested capital during the investment period,

•	0.25% to 1.50% of invested capital, committed capital or investment fair value subsequent to the investment period for private equity and real estate funds, and

•	0.75% to 1.50% of invested capital or net asset value subsequent to the investment period for certain of our hedge fund solutions and credit-focused funds.
On real estate, credit and
MLP-focused
funds structured like hedge funds:

•	0.24% to 1.50% of net asset value.

On credit and
MLP-focused
separately managed accounts:

•	0.24% to 1.50% of net asset value or total assets.
On real estate separately managed accounts:

•	0.65% to 2.00% of invested capital, net operating income or net asset value.
On funds of hedge funds, certain hedge funds and separately managed accounts invested in hedge funds:

•	0.25% to 1.50% of net asset value.
On CLO vehicles:

•	0.40% to 0.65% of the aggregate par amount of collateral assets, including principal cash.
On credit-focused registered and
non-registered
investment companies:

•	0.35% to 1.50% of total assets or net asset value.
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
Investment Income (Loss)
— Performance Allocations are made to the general partner based on cumulative fund performance to date, subject to a preferred return to limited partners. Blackstone has concluded that investments made alongside its limited partners in a partnership which entitle Blackstone to a Performance Allocation represent equity method investments that are not in the scope of the GAAP guidance on accounting for revenues from contracts with customers. Blackstone accounts for these arrangements under the equity method of accounting. Under the equity method, Blackstone’s share of earnings (losses) from equity method investments is determined using a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, at the end of each reporting period Blackstone calculates the accrued Performance Allocations that would be due to Blackstone for each fund pursuant to the fund agreements as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. Performance Allocations are subject to clawback to the extent that the Performance Allocation received to date exceeds the amount due to Blackstone based on cumulative results.
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
, and in accordance with the GAAP guidance on investment companies and reflect their investments, including majority owned and controlled investments (the “Portfolio Companies”), at fair value. In the absence of observable market prices, we utilize valuation methodologies applied on a consistent basis and assumptions that we believe market participants would use to determine the fair value of the investments. For investments where little market activity exists management’s determination of fair value is based on the best information available in the circumstances, which may incorporate management’s own assumptions and involves a significant degree of judgment, and the consideration of a combination of internal and external factors, including the appropriate risk adjustments for non-performance
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
directors.
The global outbreak of
COVID-19
required management to make significant judgments about the ultimate adverse impact of
COVID-19
on financial markets and economic conditions, which may change over time. These judgments and estimates were incorporated into the valuation process outlined herein. Management’s policies were unchanged and critical processes were executed in a remote working environment.
Income Tax
For a description of our accounting policy on taxes see Note 2. “Summary of Significant Accounting Policies” in “Part II. Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form
10-K
for the year ended December 31, 2019. For additional information on taxes see Note 13. “Income Taxes” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing and Note 15. “Income Taxes” in “Part II. Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form
10-K
for the year ended December 31, 2019.
Our provision for income taxes is composed of current and deferred taxes. Current income taxes approximate taxes to be paid or refunded for the current period. Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the applicable enacted tax rates and laws that will be in effect when such differences are expected to reverse. During the year ended December 31, 2019, the Conversion resulted in a step-up
in the tax basis of certain assets that will be recovered as those assets are sold or the basis is amortized. The final amount of the step-up
in tax basis may differ as the basis information becomes available and is finalized.
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
Effect on Fund Management Fees
Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the fair value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the six months ended June 30, 2020 and June 30, 2019, the percentages of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	Six Months Ended June 30,
	2020	2019
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	34%	40%
Market Risk
The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of June 30, 2020 and June 30, 2019, we estimate that a 10% decline in fair value of the investments would result in the following declines in Management Fees, Performance Revenues, Net of Related Compensation Expense and Investment Income:

June 30,
	2020			2019
		Performance			Performance
		Revenues,			Revenues,
		Net of Related			Net of Related
	Management	Compensation	Investment	Management	Compensation	Investment
	Fees (a)	Expense (b)	Income (b)	Fees (a)	Expense (b)	Income (b)
(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$169,543	$1,336,620	$163,015	$142,689	$1,552,228	$181,076

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.
Total Assets Under Management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	June 30, 2020
	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments
	(Dollars in Thousands)
Real Estate	$118,791,519	87%
Private Equity	$88,517,036	67%
Hedge Fund Solutions	$72,524,790	11%
Credit & Insurance	$71,741,038	30%
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
Exchange Rate Risk
The Blackstone Funds hold investments that are denominated in
non-U.S.
dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and
non-U.S.
dollar currencies. Additionally, a portion of our management fees are denominated in
non-U.S.
dollar currencies. We estimate that as of June 30, 2020 and June 30, 2019, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management Fees, Performance Revenues, Net of Related Compensation Expense and Investment Income:

June 30,
	2020			2019
		Performance			Performance
		Revenues,			Revenues,
		Net of Related			Net of Related
	Management	Compensation	Investment	Management	Compensation	Investment
	Fees (a)	Expense (b)	Income (b)	Fees (a)	Expense (b)	Income (b)
(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$31,918	$465,967	$45,466	$19,640	$411,596	$34,545

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.
Interest Rate Risk
Blackstone may have debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of June 30, 2020 and June 30, 2019, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	June 30,
	2020	2019
	(Dollars in Thousands)
Annualized Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates (a)	$—	$—

(a) As of June 30, 2020 and 2019, Blackstone had no such debt obligations payable outstanding.
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

	June 30,
	2020			2019
	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets
	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$13,603	(a)	$20,139	$6,295	(a)	$28,423

(a)	As of June 30, 2020 and 2019, this represents 0.5% and 0.2% of our portfolio of liquid assets, respectively.
Blackstone has U.S. dollar and
non-U.S.
dollar based interest rate derivatives whose future cash flows and present value may be affected by movement in their respective underlying yield curves. We estimate that as of June 30, 2020 and June 30, 2019, a one percentage point increase parallel shift in global yield curves would result in the following impact on Other Revenue:

	June 30,
	2020	2019
	(Dollars in Thousands)
Annualized Increase in Other Revenue Due to a One Percentage Point Increase in Interest Rates	$3,063	$17,749
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
We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	June 30,
	2020	2019
	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$63,473	$77,008

(a)	As of June 30, 2020 and 2019, this represents 2.2% and 2.3% of our portfolio of liquid assets, respectively.
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
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.
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
 & Co., L.P., et al.
) was filed in the Commonwealth of Kentucky Franklin County Circuit Court on behalf of the Kentucky Retirement System (“KRS”) by eight of its members and beneficiaries alleging various breaches of fiduciary duty and other violations of Kentucky state law in connection with KRS’s investment in three hedge funds of funds, including a fund managed by Blackstone Alternative Asset Management L.P. (“BAAM L.P.”). The suit names more than 30 defendants, including The Blackstone Group L.P.; BAAM L.P.; Stephen A. Schwarzman, as Chairman and CEO of Blackstone; and J. Tomilson Hill, as then-President and CEO of the Hedge Fund Solutions Group, Vice Chairman of Blackstone and CEO of BAAM L.P. (collectively, the “Blackstone Defendants”). Aside from the Blackstone Defendants, the action also names current and former KRS trustees and former KRS officers and various other service providers to KRS and their related persons.

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
On July 9, 2020, the Kentucky Supreme Court unanimously held that the plaintiffs lack constitutional standing to bring their claims and remanded the case to the Circuit Court with direction to dismiss the complaint. On July 20, 2020, the Kentucky Attorney General filed a motion to intervene and a proposed intervening complaint in the Mayberry action on behalf of the Commonwealth of Kentucky. The Blackstone Defendants filed their objection to that motion on July 30, 2020 and a hearing has been scheduled for August 17, 2020. On July 21, 2020, the Kentucky Attorney General also filed a separate action in Franklin County Circuit Court that is nearly identical to its proposed intervening complaint; that action was consolidated with the Mayberry action on August 5, 2020. In addition, on July 29, 2020, counsel for certain of the Mayberry Plaintiffs filed a motion for leave to amend their complaint, purporting to remedy the standing defects identified by the Kentucky Supreme Court. The Blackstone Defendants intend to oppose that motion, which has also been noticed for hearing on August 17, 2020.
Blackstone continues to believe that this suit is totally without merit and intends to defend it vigorously.
Item 1A.  Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on
Form 10-K
for the year ended December 31, 2019, our Quarterly Report on
Form 10-Q
for the quarter ended March 31, 2020 and in our subsequently filed periodic reports as such factors may be updated from time to time, all of which are accessible on the Securities and Exchange Commission’s website at www.sec.gov.
See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment” in this report for a discussion of the conditions in the financial markets and economic conditions affecting our businesses. This discussion updates, and should be read together with, the risk factor entitled “Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our investment funds and reducing the ability of our investment funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.” in our Annual Report on
Form 10-K
for the year ended December 31, 2019 and “The global outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economies and is adversely impacting, and may continue to adversely impact, our performance and results of operations.” in our Quarterly Report on Form
10-Q
for the quarter ended March 31, 2020.
The risks described in our Annual Report on
Form 10-K,
in our Quarterly Report on Form
10-Q
for the quarter ended March 31, 2020 and in our subsequently filed periodic reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding repurchases of shares of our Class A common stock during the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands) (a)
Apr. 1 - Apr. 30, 2020	—	$—	—	$527,714
May 1 - May 31, 2020	—	$—	—	$527,714
Jun. 1 - Jun. 30, 2020	2,000,000	$57.45	2,000,000	$412,819

	2,000,000		2,000,000

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
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Election of Directors
On August 5, 2020, Blackstone Group Management L.L.C., by a written consent as the sole holder of our Class C common stock, elected Stephen A. Schwarzman, Hamilton E. James, Jonathan D. Gray, William G. Parrett, Kelly A. Ayotte, Joseph P. Baratta, James W. Breyer, Sir John Antony Hood, Rochelle B. Lazarus, Jay O. Light, The Right Honorable Brian Mulroney and Ruth Porat as directors of The Blackstone Group Inc. Each director was serving as a director of The Blackstone Group Inc. at the time of election.
Annual Meeting of Stockholders
We will hold our 2020 annual meeting of stockholders (the “Annual Meeting”) at 9:00 a.m., Eastern Time, on September 17, 2020. The Annual Meeting will be held in a virtual meeting format only. Stockholders of record at the close of business on August 17, 2020 (the “Record Date”) can attend the meeting at https://event.webcasts.com/starthere.jsp?ei=1351241&tp_key=590ee8ab45. In order to access the Annual Meeting, please be prepared to confirm your ownership of Class A common stock as of the Record Date. Please note that there will not be any matter for stockholders to vote on at the Annual Meeting, and, as such, no action is expected to be taken at the Annual Meeting. Please note that we are not planning on providing any update on our business during the Annual Meeting.

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
Date:    August 7, 2020

The Blackstone Group Inc.

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and
Authorized Signatory)

138