Form 10-Q
period 2020-09-30
Blackstone Group Inc
filed 2020-11-06
CIK 1393818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 001-33551
The Blackstone Group Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8875684 (I.R.S. Employer Identification No.)
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐
No
☒
As of October 30, 2020, there were 674,005,898 shares of Class A common stock, 1 share of Class B common stock and 1 share of Class C common stock of the registrant outstanding.

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

We refer to our flagship corporate private equity funds as Blackstone Capital Partners (“BCP”) funds, our energy-focused private equity funds as Blackstone Energy Partners (“BEP”) funds, our core private equity funds as Blackstone Core Equity Partners (“BCEP”), our opportunistic investment platform that invests globally across asset classes, industries and geographies as Blackstone Tactical Opportunities (“Tactical Opportunities”), our secondary fund of funds business as Strategic Partners Fund Solutions (“Strategic Partners”), our infrastructure-focused funds as Blackstone Infrastructure Partners (“BIP”), our life sciences private investment platform, Blackstone Life Sciences (“BXLS”), our growth equity investment platform, Blackstone Growth (“BXG”), our multi-asset investment program for eligible high net worth investors offering exposure to certain of our key illiquid investment strategies through a single commitment as Blackstone Total Alternatives Solution (“BTAS”) and our capital markets services business as Blackstone Capital Markets (“BXCM”).
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
“Assets Under Management” refers to the assets we manage. Our Assets Under Management equals the sum of:

(a)
the fair value of the investments held by our carry funds and our side-by-side and co-investment entities managed by us, plus (1) the capital that we are entitled to call from investors in those funds and entities pursuant to the terms of their respective capital commitments, including capital commitments to funds that have yet to commence their investment periods, or (2) for certain credit-focused funds the amounts available to be borrowed under asset based credit facilities,

(b)
the net asset value of (1) our hedge funds, real estate debt carry funds, secondary funds of funds, BPP, certain co-investments managed by us, certain credit-focused funds, and our Hedge Fund Solutions drawdown funds (plus, in each case, the capital that we are entitled to call from investors in those funds, including commitments yet to commence their investment periods), and (2) our funds of hedge funds, our Hedge Fund Solutions registered investment companies, and BREIT,

(c)	the invested capital, fair value or net asset value of assets we manage pursuant to separately managed accounts,

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
This report does not constitute an offer of any Blackstone Fund.

Part I. Financial Information

Item 1.	Financial Statements
The Blackstone Group Inc.
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share Data)

	September 30,	December 31,
	2020	2019
Assets
Cash and Cash Equivalents	$2,628,895	$2,172,441
Cash Held by Blackstone Funds and Other	85,218	351,210
Investments (including assets pledged of $116,638 and $196,094 at September 30, 2020 and December 31, 2019, respectively)	14,423,456	22,281,682
Accounts Receivable	477,601	975,075
Due from Affiliates	2,817,304	2,594,873
Intangible Assets, Net	344,258	397,508
Goodwill	1,869,860	1,869,860
Other Assets	544,905	382,493
Right-of-Use Assets	544,361	471,059
Deferred Tax Assets	1,305,707	1,089,305

Total Assets	$25,041,565	$32,585,506

Liabilities and Equity
Loans Payable	$5,570,888	$11,080,723
Due to Affiliates	1,064,336	1,026,871
Accrued Compensation and Benefits	3,349,418	3,796,044
Securities Sold, Not Yet Purchased	51,231	75,545
Repurchase Agreements	80,597	154,118
Operating Lease Liabilities	621,408	542,994
Accounts Payable, Accrued Expenses and Other Liabilities	804,009	806,159

Total Liabilities	11,541,887	17,482,454

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	63,384	87,651

Equity
Stockholders’ Equity of The Blackstone Group Inc.
Class A Common Stock, $0.00001 par value, 90 billion shares authorized, (680,680,748 shares issued and outstanding as of September 30, 2020; 671,157,692 shares issued and outstanding as of December 31, 2019)	7	7
Class B Common Stock, $0.00001 par value, 999,999,000 shares authorized, (1 share issued and outstanding as of September 30, 2020 and December 31, 2019)	—	—
Class C Common Stock, $0.00001 par value, 1,000 shares authorized, (1 share issued and outstanding as of September 30, 2020 and December 31, 2019)	—	—
Additional Paid-in-Capital	6,243,722	6,428,647
Retained Earnings (Deficit)	(36,432)	609,625
Accumulated Other Comprehensive Loss	(27,407)	(28,495)

Total Stockholders’ Equity of The Blackstone Group Inc.	6,179,890	7,009,784
Non-Controlling Interests in Consolidated Entities	3,946,190	4,186,069
Non-Controlling Interests in Blackstone Holdings	3,310,214	3,819,548

Total Equity	13,436,294	15,015,401

Total Liabilities and Equity	$25,041,565	$32,585,506

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
During the three months ended September 30, 2020, Blackstone deconsolidated nine CLO vehicles. See Note 9. “Variable Interest Entities” for additional details.

	September 30,	December 31,
	2020	2019
Assets
Cash Held by Blackstone Funds and Other	$85,218	$351,210
Investments	1,483,501	8,371,899
Accounts Receivable	115,064	220,372
Due from Affiliates	7,003	7,856
Other Assets	490	1,204

Total Assets	$1,691,276	$8,952,541

Liabilities
Loans Payable	$99	$6,479,867
Due to Affiliates	73,711	142,546
Securities Sold, Not Yet Purchased	41,862	55,289
Repurchase Agreements	80,597	154,118
Accounts Payable, Accrued Expenses and Other Liabilities	44,117	301,355

Total Liabilities	$240,386	$7,133,175

See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Management and Advisory Fees, Net	$1,053,851	$878,151	$2,958,411	$2,528,255

Incentive Fees	13,498	8,254	40,959	42,301

Investment Income (Loss)
Performance Allocations
Realized	371,406	446,550	640,846	1,021,445
Unrealized	1,403,480	176,370	(981,678)	998,101
Principal Investments
Realized	61,017	74,642	170,814	292,943
Unrealized	295,308	15,391	(332,295)	147,090

Total Investment Income (Loss)	2,131,211	712,953	(502,313)	2,459,579

Interest and Dividend Revenue	26,497	42,482	85,505	130,252
Other	(192,159)	93,273	(109,559)	86,403

Total Revenues	3,032,898	1,735,113	2,473,003	5,246,790

Expenses
Compensation and Benefits
Compensation	460,983	462,766	1,395,983	1,372,684
Incentive Fee Compensation	7,385	5,419	22,339	19,711
Performance Allocations Compensation
Realized	142,149	155,663	253,141	367,883
Unrealized	509,474	94,907	(433,091)	446,440

Total Compensation and Benefits	1,119,991	718,755	1,238,372	2,206,718
General, Administrative and Other	171,041	171,067	497,658	492,437
Interest Expense	39,540	53,362	120,460	138,960
Fund Expenses	2,274	4,036	10,962	12,509

Total Expenses	1,332,846	947,220	1,867,452	2,850,624

Other Income (Loss)
Change in Tax Receivable Agreement Liability	(7,693)	174,606	(8,212)	174,606
Net Gains (Losses) from Fund Investment Activities	108,752	48,450	(60,325)	239,906

Total Other Income (Loss)	101,059	223,056	(68,537)	414,512

Income Before Provision (Benefit) for Taxes	1,801,111	1,010,949	537,014	2,810,678
Provision (Benefit) for Taxes	100,960	(156,786)	89,672	(76,895)

Net Income	1,700,151	1,167,735	447,342	2,887,573
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	6,868	(8)	(12,027)	3,567
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	259,761	88,406	(90,938)	355,983
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	638,803	299,900	253,814	961,490

Net Income Attributable to The Blackstone Group Inc.	$794,719	$779,437	$296,493	$1,566,533

Net Income Per Share of Class A Common Stock
Basic	$1.14	$1.15	$0.43	$2.32

Diluted	$1.13	$1.15	$0.43	$2.32

Weighted-Average Shares of Class A Common Stock Outstanding
Basic	700,184,580	675,963,129	695,049,997	674,714,040

Diluted	700,527,966	676,219,758	695,337,575	674,979,047

See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Income	$1,700,151	$1,167,735	$447,342	$2,887,573
Other Comprehensive Income (Loss), Currency Translation Adjustment	14,791	(13,507)	2,888	2,429

Comprehensive Income	1,714,942	1,154,228	450,230	2,890,002

Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	6,868	(8)	(12,027)	3,567
Comprehensive Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	259,761	88,406	(90,938)	355,983
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	644,243	294,024	255,614	962,616

Comprehensive Income Attributable to Non-Controlling Interests	910,872	382,422	152,649	1,322,166

Comprehensive Income Attributable to The Blackstone Group Inc.	$804,070	$771,806	$297,581	$1,567,836

See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of The Blackstone Group Inc. (a)	The Blackstone Group Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
	Class A	Class A	Additional	Retained	hensive		Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income		Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Total	Entities	Holdings	Equity	Entities
Balance at June 30, 2020	676,874,583	$7	$6,272,040	$(574,295)	$(36,758)	$5,660,994	$3,900,429	$2,866,043	$12,427,466	$68,564
Transfer Out Due to Deconsolidation of Fund Entities	—	—	—	—	—	—	(216,339)	—	(216,339)	—
Net Income	—	—	—	794,719	—	794,719	259,761	638,803	1,693,283	6,868
Currency Translation Adjustment	—	—	—	—	9,351	9,351	—	5,440	14,791	—
Capital Contributions	—	—	—	—	—	—	74,762	2,719	77,481	—
Capital Distributions	—	—	—	(256,856)	—	(256,856)	(69,761)	(217,337)	(543,954)	(12,048)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	(2,662)	—	(2,662)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	4,392	—	—	4,392	—	—	4,392	—
Equity-Based Compensation	—	—	57,098	—	—	57,098	—	42,812	99,910	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Class A Common Stock	1,002,685	—	(12,430)	—	—	(12,430)	—	—	(12,430)	—
Repurchase of Shares of Class A Common Stock and Blackstone Holdings Partnership Units	(2,000,000)	—	(105,644)	—	—	(105,644)	—	—	(105,644)	—
Change in The Blackstone Group Inc.’s Ownership Interest	—	—	862	—	—	862	—	(862)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Class A Common Stock	4,803,480	—	27,404	—	—	27,404	—	(27,404)	—	—

Balance at September 30, 2020	680,680,748	$7	$6,243,722	$(36,432)	$(27,407)	$6,179,890	$3,946,190	$3,310,214	$13,436,294	$63,384

(a)
Following the Conversion, Blackstone also has one share outstanding of each of Class B and Class C common stock, with par value of each less than one cent. After initial issuance, there have been no changes to the amounts related to Class B and Class C common stock during the period presented.

continued...
See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of The Blackstone
	Group Inc. (a)		The Blackstone Group Inc. (a)
							Accumulated					Redeemable
							Other		Non-	Non-		Non-
							Compre-		Controlling	Controlling		Controlling
		Class A		Class A	Additional		hensive		Interests in	Interests in		Interests in
	Common	Common	Partners’	Common	Paid-in-	Retained	Income		Consolidated	Blackstone	Total	Consolidated
	Units	Stock	Capital	Stock	Capital	Earnings	(Loss)	Total	Entities	Holdings	Equity	Entities
Balance at June 30, 2019	660,588,369	—	$6,335,897	$—	$—	$—	$(27,542)	$6,308,355	$3,869,303	$3,786,118	$13,963,776	$101,310
Reclassifications Resulting from Conversion to a Corporation	(660,588,369)	660,588,369	(6,335,897)	7	6,335,890	—	—	—	—	—	—	—
Net Income (Loss)	—	—	—	—	—	779,437	—	779,437	88,406	299,900	1,167,743	(8)
Currency Translation Adjustment	—	—	—	—	—	—	(7,631)	(7,631)	—	(5,876)	(13,507)	—
Capital Contributions	—	—	—	—	—	—	—	—	237,640	—	237,640	—
Capital Distributions	—	—	—	—	—	(322,623)	—	(322,623)	(158,703)	(287,562)	(768,888)	(7,635)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	—	—	(1,133)	—	(1,133)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	—	—	(30,055)	—	—	(30,055)	—	—	(30,055)	—
Equity-Based Compensation	—	—	—	—	79,845	—	—	79,845	—	62,757	142,602	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Class A Common Stock	—	887,507	—	—	(8,529)	—	—	(8,529)	—	—	(8,529)	—
Repurchase of Shares of Class A Common Stock and Blackstone Holdings Partnership Units	—	(3,150,000)	—	—	(153,855)	—	—	(153,855)	—	—	(153,855)	—
Change in The Blackstone Group Inc.’s Ownership Interest	—	—	—	—	11,976	—	—	11,976	—	(11,976)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Class A Common Stock	—	7,931,429	—	—	57,493	—	—	57,493	—	(57,493)	—	—

Balance at September 30, 2019	—	666,257,305	$—	$7	$6,292,765	$456,814	$(35,173)	$6,714,413	$4,035,513	$3,785,868	$14,535,794	$93,667

(a)
Following the conversion to a corporation, Blackstone also has one share outstanding of each of Class B and Class C common stock, with par value of each less than one cent. After initial issuance, there have been no changes to the amounts related to Class B and Class C common stock during the period presented.

continued...
See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of The Blackstone Group Inc. (a)	The Blackstone Group Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
	Class A	Class A	Additional	Retained	hensive		Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income		Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Total	Entities	Holdings	Equity	Entities
Balance at December 31, 2019	671,157,692	$7	$6,428,647	$609,625	$(28,495)	$7,009,784	$4,186,069	$3,819,548	$15,015,401	$87,651
Transfer Out Due to Deconsolidation of Fund Entities	—	—	—	—	—	—	(216,339)	—	(216,339)	—
Net Income (Loss)	—	—	—	296,493	—	296,493	(90,938)	253,814	459,369	(12,027)
Currency Translation Adjustment	—	—	—	—	1,088	1,088	—	1,800	2,888	—
Capital Contributions	—	—	—	—	—	—	447,723	2,719	450,442	—
Capital Distributions	—	—	—	(942,550)	—	(942,550)	(375,558)	(786,392)	(2,104,500)	(12,240)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	(4,767)	—	(4,767)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	19,592	—	—	19,592	—	—	19,592	—
Equity-Based Compensation	—	—	181,377	—	—	181,377	—	136,912	318,289	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Class A Common Stock	2,742,841	—	(30,069)	—	—	(30,069)	—	(7)	(30,076)	—
Repurchase of Shares of Class A Common Stock and Blackstone Holdings Partnership Units	(8,969,237)	—	(474,005)	—	—	(474,005)	—	—	(474,005)	—
Change in The Blackstone Group Inc.’s Ownership Interest	—	—	14,647	—	—	14,647	—	(14,647)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Class A Common Stock	15,749,452	—	103,533	—	—	103,533	—	(103,533)	—	—

Balance at September 30, 2020	680,680,748	$7	$6,243,722	$(36,432)	$(27,407)	$6,179,890	$3,946,190	$3,310,214	$13,436,294	$63,384

(a)
Following the Conversion, Blackstone also has one share outstanding of each of Class B and Class C common stock, with par value of each less than one cent. After initial issuance, there have been no changes to the amounts related to Class B and Class C common stock during the period presented.

continued...
See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of The Blackstone Group Inc. (a)		The Blackstone Group Inc. (a)
							Accumulated					Redeemable
							Other		Non-	Non-		Non-
							Compre-		Controlling	Controlling		Controlling
		Class A		Class A	Additional		hensive		Interests in	Interests in		Interests in
	Common	Common	Partners’	Common	Paid-in-	Retained	Income		Consolidated	Blackstone	Total	Consolidated
	Units	Stock	Capital	Stock	Capital	Earnings	(Loss)	Total	Entities	Holdings	Equity	Entities
Balance at December 31, 2018	663,212,830	—	$6,415,700	$—	$—	$—	$(36,476)	$6,379,224	$3,648,766	$3,584,317	$13,612,307	$141,779
Net Income	—	—	787,096	—	—	779,437	—	1,566,533	355,983	961,490	2,884,006	3,567
Currency Translation Adjustment	—	—	—	—	—	—	1,303	1,303	—	1,126	2,429	—
Capital Contributions	—	—	—	—	—	—	—	—	526,916	—	526,916	—
Capital Distributions	—	—	(639,210)	—	—	(322,623)	—	(961,833)	(493,723)	(832,038)	(2,287,594)	(51,679)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	—	—	(2,429)	—	(2,429)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	5,016	—	(30,055)	—	—	(25,039)	—	—	(25,039)	—
Equity-Based Compensation	—	—	101,200	—	79,845	—	—	181,045	—	142,370	323,415	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Class A Common Stock	1,853,730	887,507	(10,613)	—	(8,529)	—	—	(19,142)	—	(6)	(19,148)	—
Repurchase of Shares of Class A Common Stock and Blackstone Holdings Partnership Units	(8,100,000)	(3,150,000)	(325,214)	—	(153,855)	—	—	(479,069)	—	—	(479,069)	—
Change in The Blackstone Group Inc.’s Ownership Interest	—	—	(23,270)	—	11,976	—	—	(11,294)	—	11,294	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Class A Common Stock	3,621,809	7,931,429	25,192	—	57,493	—	—	82,685	—	(82,685)	—	—
Reclassifications Resulting from Conversion to a Corporation	(660,588,369)	660,588,369	(6,335,897)	7	6,335,890	—	—	—	—	—	—	—

Balance at September 30, 2019	—	666,257,305	$—	$7	$6,292,765	$456,814	$(35,173)	$6,714,413	$4,035,513	$3,785,868	$14,535,794	$93,667

(a)
Following the conversion to a corporation, Blackstone also has one share outstanding of each of Class B and Class C common stock, with par value of each less than one cent. After initial issuance, there have been no changes to the amounts related to Class B and Class C common stock during the period presented.

See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net Income	$447,342	$2,887,573
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Blackstone Funds Related
Net Realized Gains on Investments	(696,453)	(1,340,914)
Changes in Unrealized (Gains) Losses on Investments	351,987	(257,207)
Non-Cash Performance Allocations	981,678	(998,101)
Non-Cash Performance Allocations and Incentive Fee Compensation	(168,571)	826,701
Equity-Based Compensation Expense	349,472	331,826
Amortization of Intangibles	53,250	53,250
Other Non-Cash Amounts Included in Net Income	(77,813)	(451,894)
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Relinquished with Deconsolidation of Fund Entities	(257,544)	—
Accounts Receivable	464,997	(8,973)
Due from Affiliates	(177,850)	(448,962)
Other Assets	(125,442)	(85,412)
Accrued Compensation and Benefits	(309,237)	(153,980)
Securities Sold, Not Yet Purchased	(26,840)	(61,406)
Accounts Payable, Accrued Expenses and Other Liabilities	98,983	(89,159)
Repurchase Agreements	(73,522)	(59,144)
Due to Affiliates	9,207	26,809
Investments Purchased	(4,947,832)	(6,468,249)
Cash Proceeds from Sale of Investments	5,730,106	7,670,471

Net Cash Provided by Operating Activities	1,625,918	1,373,229

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(70,896)	(49,141)

Net Cash Used in Investing Activities	(70,896)	(49,141)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(387,798)	(545,383)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	431,874	520,040
Payments Under Tax Receivable Agreement	(73,881)	(84,640)
Net Settlement of Vested Class A Common Stock and Repurchase of Class A Common Stock and Blackstone Holdings Partnership Units	(504,081)	(498,217)
Proceeds from Loans Payable	890,159	1,551,410

continued...
See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2020	2019
Financing Activities (Continued)
Repayment and Repurchase of Loans Payable	$(1,890)	$(177,610)
Dividends/Distributions to Shareholders and Unitholders	(1,726,223)	(1,793,871)

Net Cash Used in Financing Activities	(1,371,840)	(1,028,271)

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other	7,280	3,566

Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other
Net Increase	190,462	299,383
Beginning of Period	2,523,651	2,545,161

End of Period	$2,714,113	$2,844,544

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$137,031	$124,437

Payments for Income Taxes	$115,859	$67,867

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$14,557	$4,496

Non-Cash Distributions to Non-Controlling Interest Holders	$—	$(18)

Notes Issuance Costs	$6,750	$12,159

Transfer of Interests to Non-Controlling Interest Holders	$(4,767)	$(2,429)

Change in The Blackstone Group Inc.’s Ownership Interest	$14,647	$(11,294)

Net Settlement of Vested Class A Common Stock	$113,368	$99,079

Conversion of Blackstone Holdings Units to Class A Common Stock	$103,533	$82,685

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(201,188)	$(41,005)

Due to Affiliates	$181,596	$66,043

Equity	$19,592	$(25,039)

The following table provides a reconciliation of Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other reported within the Condensed Consolidated Statements of Financial Condition:

	September 30,	December 31,
	2020	2019
Cash and Cash Equivalents	$2,628,895	$2,172,441
Cash Held by Blackstone Funds and Other	85,218	351,210

	$2,714,113	$2,523,651

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
Restructurings within consolidated collateralized loan obligations (“CLOs”) are treated as investment purchases or sales, as applicable, in the Condensed Consolidated Statements of Cash Flows.
COVID-19
and Global Economic and Market Conditions
The ongoing novel coronavirus (“COVID-19”) pandemic and restrictions on non-essential businesses have caused disruption in the U.S. and global economies. Despite significant market rebounds across many asset classes, the continued rapid development of this situation and uncertainty regarding potential economic recovery precludes any prediction as to the ultimate adverse impact of
COVID-19
on financial market and economic conditions. The estimates and assumptions underlying these condensed consolidated financial statements are based on the information available as of September 30, 2020, including judgments about the financial market and economic conditions which may change over time.
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
In addition, Blackstone consolidates all variable interest entities (“VIE”)
for
which it is the primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation guidance requires an analysis to determine (a) whether an entity in which Blackstone holds a variable interest is a VIE and (b) whether Blackstone’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests, would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment.
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
3.    Intangible Assets
Intangible Assets, Net consists of the following:

	September 30,	December 31,
	2020	2019
Finite-Lived Intangible Assets/Contractual Rights	$1,712,576	$1,712,576
Accumulated Amortization	(1,368,318)	(1,315,068)

Intangible Assets, Net	$344,258	$397,508

Amortization expense associated with Blackstone’s intangible assets was $17.7 million and $53.2 million for the three and nine month periods ended September 30, 2020, respectively, and $17.7 million and $53.2 million for the three and nine month periods ended September 30, 2019, respectively.
Amortization of Intangible Assets held at September 30, 2020 is expected to be $71.0 million, $71.0 million, $63.3 million, $34.3 million, and $26.9 million for each of the years ending December 31, 2020, 2021, 2022, 2023 and 2024, respectively. Blackstone’s intangible assets as of September 30, 2020 are expected to amortize over a weighted-average period of 7.5 years.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

4.    Investments
Investments consist of the following:

	September 30,	December 31,
	2020	2019
Investments of Consolidated Blackstone Funds	$1,500,398	$8,380,698
Equity Method Investments
Partnership Investments	4,144,249	4,035,675
Accrued Performance Allocations	6,112,904	7,180,449
Corporate Treasury Investments	2,390,982	2,419,587
Other Investments	274,923	265,273

	$14,423,456	$22,281,682

During the three months ended September 30, 2020, Blackstone deconsolidated nine CLO vehicles. See Note 9. “Variable Interest Entities” for additional details. Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $234.8 million and $347.4
million at September 30, 2020 and December 31, 2019, respectively.
Where appropriate, the accounting for Blackstone’s investments incorporates the changes in fair value of those investments as determined under GAAP. The significant inputs and assumptions required to determine the change in fair value of the investments of Consolidated Blackstone Funds, Corporate Treasury Investments and Other Investments are discussed in more detail in Note 8. “Fair Value Measurements of Financial Instruments”. The decrease in Accrued Performance Allocations for the period ended September 30, 2020 was primarily from the unrealized depreciation in the fair value of underlying fund investments driven by the impact of
COVID-19.
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
Investments of Consolidated Blackstone Funds
The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Realized Gains (Losses)	$3,946	$9,620	$(131,026)	$11,906
Net Change in Unrealized Gains (Losses)	97,097	(2,143)	(19,693)	110,117

Realized and Net Change in Unrealized Gains (Losses) from Consolidated Blackstone Funds	101,043	7,477	(150,719)	122,023
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	7,709	40,973	90,394	117,883

Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities	$108,752	$48,450	$(60,325)	$239,906

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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the nine months ended September 30, 2020 and 2019, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.
Partnership Investments
Blackstone recognized net gains related to its Partnership Investments accounted for under the equity method of $305.2 million and $82.0 million for the three months ended September 30, 2020 and 2019, respectively. Blackstone recognized net gains (losses) related to its equity method investments of $(13.5) million and $309.7 million for the nine months ended September 30, 2020 and 2019, respectively.
Accrued Performance Allocations
Accrued Performance Allocations to Blackstone were as follows:

	Real	Private	Hedge Fund	Credit &
	Estate	Equity	Solutions	Insurance	Total
Accrued Performance Allocations, December 31, 2019	$3,639,855	$3,063,149	$23,951	$453,494	$7,180,449
Performance Allocations as a Result of Changes in Fund Fair Values	(330,139)	104,365	67,456	(204,227)	(362,545)
Foreign Exchange Gain	26,614	—	—	—	26,614
Fund Distributions	(258,125)	(442,884)	(12,520)	(18,085)	(731,614)

Accrued Performance Allocations, September 30, 2020	$3,078,205	$2,724,630	$78,887	$231,182	$6,112,904

Corporate Treasury Investments
The portion of corporate treasury investments included in Investments represents Blackstone’s investments into primarily fixed income securities, mutual fund interests, and other fund interests. These strategies are managed by a combination of Blackstone personnel and third party advisors. The following table presents the Realized and Net Change in Unrealized Gains (Losses) on these investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Realized Gains (Losses)	$(1,431)	$2,644	$(3,187)	$25,944
Net Change in Unrealized Gains (Losses)	48,480	6,142	(94,917)	55,359

	$47,049	$8,786	$(98,104)	$81,303

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Other Investments
Other Investments consist primarily of proprietary investment securities held by Blackstone, including subordinated notes in non-consolidated CLO vehicles. Other Investments include equity investments without readily determinable fair values which have a carrying value of $78.3 million as of September 30, 2020. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in Other Investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Realized Gains	$3,830	$1	$17,163	$45,728
Net Change in Unrealized Gains (Losses)	7,268	278	(66,096)	7,067

	$11,098	$279	$(48,933)	$52,795

5.    Net Asset Value as Fair Value
A summary of fair value by strategy type and ability to redeem such investments as of September 30, 2020 is presented below:

		Redemption
		Frequency	Redemption
Strategy (a)	Fair Value	(if currently eligible)	Notice Period
Diversified Instruments	$226,349	(b)	(b)
Credit Driven	68,472	(c)	(c)
Equity	1,049	(d)	(d)
Commodities	931	(e)	(e)

	$296,801

(a)	As of September 30, 2020 Blackstone had no unfunded commitments.
(b)
Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 2% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. The remaining 98% of investments in this category are redeemable as of the reporting date.

(c)
The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 20% of the fair value of the investments in this category are in liquidation. The remaining 80% of investments in this category are redeemable as of the reporting date.

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

	September 30, 2020				December 31, 2019
	Assets		Liabilities		Assets		Liabilities
		Fair		Fair		Fair		Fair
	Notional	Value	Notional	Value	Notional	Value	Notional	Value
Freestanding Derivatives
Blackstone
Interest Rate Contracts	$1,003,769	$145,714	$534,475	$146,053	$1,256,287	$53,129	$165,852	$4,895
Foreign Currency Contracts	228,978	772	190,361	2,413	344,422	1,231	97,626	802
Credit Default Swaps	2,706	704	9,158	2,519	7,617	36	16,697	197
Other	5,000	5,196	—	—	—	—	—	—
Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	65,757	632	34,487	1,722	106,906	307	40,110	1,167
Interest Rate Contracts	—	—	19,000	1,934	—	—	33,000	1,728
Credit Default Swaps	13,722	1,904	35,850	2,486	5,108	58	47,405	960
Total Return Swaps	—	—	23,189	3,686	4,558	21	27,334	464
Other	—	—	—	—	1	4	1	2

	$1,319,932	$154,922	$846,520	$160,813	$1,724,899	$54,786	$428,025	$10,215

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$(221)	$(1,784)	$(8,135)	$(4,448)
Foreign Currency Contracts	6,889	(815)	1,749	(669)
Credit Default Swaps	(8)	455	(120)	2,446
Total Return Swaps	(113)	(207)	(1,644)	(602)
Other	26	(61)	(12)	(193)

	$6,573	$(2,412)	$(8,162)	$(3,466)

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	$(124,934)	$20,804	$(44,599)	$9,649
Foreign Currency Contracts	(5,887)	2,676	(2,300)	2,885
Credit Default Swaps	(732)	(6)	(2,103)	3,641
Total Return Swaps	856	(64)	(3,243)	1,307
Other	(4)	(46)	32	19

	$(130,701)	$23,364	$(52,213)	$17,501

As of September 30, 2020 and December 31, 2019, Blackstone had not designated any derivatives as cash flow hedges.
7.    Fair Value Option
The following table summarizes the financial instruments for which the fair value option has been elected:

	September 30,	December 31,
	2020	2019
Assets
Loans and Receivables	$200,040	$500,751
Equity and Preferred Securities	471,717	432,472
Debt Securities	521,464	506,924
Assets of Consolidated CLO Vehicles
Corporate Loans	—	6,801,691
Other	—	770

	$1,193,221	$8,242,608

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes
Loans Payable	$—	$6,455,016
Due to Affiliates	—	57,717
Subordinated Notes
Loans Payable	—	24,738
Due to Affiliates	—	20,535
Corporate Treasury Commitments	915	—

	$915	$6,558,006

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

During the three months ended September 30, 2020, Blackstone deconsolidated nine CLO vehicles. See Note 9. “Variable Interest Entities” for additional details.
The following tables present the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Three Months Ended September 30,
	2020		2019
		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized
	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Assets
Loans and Receivables	$(2,443)	$3,681	$(918)	$1,540
Equity and Preferred Securities	—	(11,207)	—	(1,759)
Debt Securities	(2,807)	23,901	472	(7,426)
Assets of Consolidated CLO Vehicles
Corporate Loans	—	—	(2,406)	(33,427)

	$(5,250)	$16,375	$(2,852)	$(41,072)

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$—	$—	$—	$12,749
Subordinated Notes	—	—	—	23,024
Corporate Treasury Commitments	—	1,325	—	—

	$—	$1,325	$—	$35,773

	Nine Months Ended September 30,
	2020		2019
		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized
	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Assets
Loans and Receivables	$(8,213)	$3,413	$(2,749)	$(1,117)
Equity and Preferred Securities	(342)	(114,954)	9,908	20,539
Debt Securities	(23,909)	14,772	(2,888)	9,323
Assets of Consolidated CLO Vehicles
Corporate Loans	(96,194)	(226,542)	(16,806)	128,350
Other	—	(325)	—	350

	$(128,658)	$(323,636)	$(12,535)	$157,445

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$—	$199,445	$—	$(32,144)
Subordinated Notes	—	30,046	—	(27,957)
Corporate Treasury Commitments	—	(705)	—	—

	$—	$228,786	$—	$(60,101)

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table presents information for those financial instruments for which the fair value option was elected:

	September 30, 2020			December 31, 2019
		For Financial Assets			For Financial Assets
		Past Due			Past Due (a)
	(Deficiency)		Excess	Excess (Deficiency)		Excess
	of Fair Value	Fair	of Fair Value	of Fair Value	Fair	of Fair Value
	Over Principal	Value	Over Principal	Over Principal	Value	Over Principal
Loans and Receivables	$(2,591)	$—	$—	$(3,875)	$—	$—
Debt Securities	(46,266)	—	—	(14,667)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	—	—	—	(234,430)	—	—
Other	—	—	—	133	—	—

	$(48,857)	$—	$—	$(252,839)	$—	$—

(a)	Corporate Loans within CLO assets are classified as past due if contractual payments are more than one day past due.
As of September 30, 2020 and December 31, 2019, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status. As of December 31, 2019, no Corporate Bonds included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual status.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

8.    Fair Value Measurements of Financial Instruments
The following tables summarize the valuation of Blackstone’s financial assets and liabilities by the fair value hierarchy:

	September 30, 2020
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$1,178,329	$—	$—	$—	$1,178,329

Investments
Investments of Consolidated Blackstone Funds
Investment Funds	—	—	—	15,000	15,000
Equity Securities, Partnerships and LLC Interests	50,811	51,570	735,359	—	837,740
Debt Instruments	—	574,182	70,940	—	645,122
Freestanding Derivatives	—	2,536	—	—	2,536

Total Investments of Consolidated Blackstone Funds	50,811	628,288	806,299	15,000	1,500,398
Corporate Treasury Investments	576,489	1,504,024	33,092	277,377	2,390,982
Other Investments	146,506	—	45,727	4,424	196,657

Total Investments	773,806	2,132,312	885,118	296,801	4,088,037

Accounts Receivable - Loans and Receivables	—	—	200,040	—	200,040

Other Assets - Freestanding Derivatives	73	152,313	—	—	152,386

	$1,952,208	$2,284,625	$1,085,158	$296,801	$5,618,792

Liabilities
Securities Sold, Not Yet Purchased	$9,369	$41,862	$—	$—	$51,231

Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds - Freestanding Derivatives	—	9,828	—	—	9,828
Freestanding Derivatives	219	150,766	—	—	150,985
Corporate Treasury Commitments (a)	—	—	915	—	915

Total Accounts Payable, Accrued Expenses and Other Liabilities	219	160,594	915	—	161,728

	$9,588	$202,456	$915	$—	$212,959

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31, 2019
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$456,784	$—	$—	$—	$456,784

Investments
Investments of Consolidated Blackstone Funds
Investment Funds	—	—	—	23,647	23,647
Equity Securities, Partnerships and LLC Interests	31,812	53,611	674,150	—	759,573
Debt Instruments	—	715,246	79,381	—	794,627
Freestanding Derivatives	—	390	—	—	390
Assets of Consolidated CLO Vehicles (b)	—	6,505,720	296,741	—	6,802,461

Total Investments of Consolidated Blackstone Funds	31,812	7,274,967	1,050,272	23,647	8,380,698
Corporate Treasury Investments	726,638	1,385,582	29,289	278,078	2,419,587
Other Investments	200,478	—	—	7,126	207,604

Total Investments	958,928	8,660,549	1,079,561	308,851	11,007,889

Accounts Receivable - Loans and Receivables	—	—	500,751	—	500,751

Other Assets - Freestanding Derivatives	502	53,894	—	—	54,396

	$1,416,214	$8,714,443	$1,580,312	$308,851	$12,019,820

Liabilities
Loans Payable - Liabilities of Consolidated CLO Vehicles (b)	$—	$6,479,754	$—	$—	$6,479,754

Due to Affiliates - Liabilities of Consolidated CLO Vehicles (b)	—	78,252	—	—	78,252

Securities Sold, Not Yet Purchased	19,977	55,569	—	—	75,546

Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds - Freestanding Derivatives	—	4,321	—	—	4,321
Freestanding Derivatives	150	5,744	—	—	5,894

Total Accounts Payable, Accrued Expenses and Other Liabilities	150	10,065	—	—	10,215

	$20,127	$6,623,640	$—	$—	$6,643,767

LLC Limited Liability Company.
(a)	Corporate Treasury Commitments are measured using third party pricing.
(b)	During the three months ended September 30, 2020, Blackstone deconsolidated nine CLO vehicles. See Note 9. “Variable Interest Entities” for additional details.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of September 30, 2020:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)	Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$735,359	Discounted Cash Flows	Discount Rate	3.8% - 42.1%	11.0%	Lower
			Exit Multiple - EBITDA	3.5x - 20.0x	12.4x	Higher
			Exit Capitalization Rate	1.7% - 11.4%	5.3%	Lower
		Third Party Pricing	N/A
		Transaction Price	N/A
		Other	N/A
Debt Instruments	70,940	Discounted Cash Flows	Discount Rate	6.8% - 19.3%	10.0%	Lower
		Third Party Pricing	N/A
		Transaction Price	N/A
		Other	N/A

Total Investments of Consolidated Blackstone Funds	806,299
Corporate Treasury Investments	33,092	Discounted Cash Flows	Discount Rate	2.6% - 9.8%	7.0%	Lower
		Third Party Pricing	N/A
Loans and Receivables	200,040	Discounted Cash Flows	Discount Rate	6.8% - 10.2%	8.5%	Lower
		Third Party Pricing	N/A
Other Investments	45,727	Transaction Price	N/A
		Third Party Pricing	N/A

	$1,085,158

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2019:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)	Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$674,150	Discounted Cash Flows	Discount Rate	0.9% - 40.2%	10.6%	Lower
			Exit Multiple - EBITDA	0.1x - 17.0x	9.7x	Higher
			Exit Capitalization Rate	2.0% - 27.0%	5.9%	Lower
		Third Party Pricing	N/A
		Transaction Price	N/A
		Other	N/A
Debt Instruments	79,381	Discounted Cash Flows	Discount Rate	7.1% - 58.2%	12.1%	Lower
		Third Party Pricing	N/A
		Transaction Price	N/A
		Other	N/A
Assets of Consolidated CLO Vehicles	296,741	Third Party Pricing	N/A

Total Investments of Consolidated Blackstone Funds	1,050,272
Corporate Treasury Investments	29,289	Discounted Cash Flows	Discount Rate	3.2% - 7.1%	5.7%	Lower
		Market Comparable Companies	EBITDA Multiple	6.2x - 8.8x	8.1x	Higher
		Third Party Pricing	N/A
Loans and Receivables	500,751	Discounted Cash Flows	Discount Rate	5.2% - 9.8%	7.7%	Lower
		Transaction Price	N/A

	$1,580,312

N/A	Not applicable.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA and forward EBITDA multiples.
Third Party Pricing	Third Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.
Transaction Price	Includes recent acquisitions or transactions.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.
Since December 31, 2019, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following tables summarize the changes in financial assets and liabilities measured at fair value for which Blackstone has used Level III inputs to determine fair value and does not include gains or losses that were reported in Level III in prior years or for instruments that were transferred out of Level III prior to the end of the respective reporting period. These tables also exclude financial assets and liabilities measured at fair value on a non-recurring basis. Total realized and unrealized gains and losses recorded for Level III investments are reported in either Investment Income (Loss) or Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations.

	Level III Financial Assets at Fair Value
	Three Months Ended September 30,
	2020				2019
	Investments				Investments
	of	Loans	Other		of	Loans	Other
	Consolidated	and	Investments		Consolidated	and	Investments
	Funds	Receivables	(a)	Total	Funds	Receivables	(a)	Total
Balance, Beginning of Period	$1,215,374	$162,368	$33,697	$1,411,439	$1,140,096	$187,831	$49,052	$1,376,979
Transfer In (Out) Due to Deconsolidation	(471,591)	—	39,875	(431,716)	—	—	—	—
Transfer Into Level III (b)	26,710	—	3,172	29,882	216,782	—	—	216,782
Transfer Out of Level III (b)	(8,444)	—	(8,845)	(17,289)	(173,495)	—	(8,193)	(181,688)
Purchases	21,542	79,061	3,861	104,464	136,384	283,492	3,022	422,898
Sales	(36,592)	(59,929)	(6,436)	(102,957)	(151,958)	(182,584)	(2,522)	(337,064)
Issuances	—	36,171	—	36,171	—	—	—	—
Settlements	—	(20,705)	—	(20,705)	—	(2,042)	—	(2,042)
Changes in Gains (Losses) Included in Earnings	59,300	3,074	5,656	68,030	6,774	3,439	(1,196)	9,017

Balance, End of Period	$806,299	$200,040	$70,980	$1,077,319	$1,174,583	$290,136	$40,163	$1,504,882

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$59,693	$3,681	$7,027	$70,401	$3,020	$1,540	$(230)	$4,330

	Level III Financial Assets at Fair Value
	Nine Months Ended September 30,
	2020				2019
	Investments				Investments
	of	Loans	Other		of	Loans	Other
	Consolidated	and	Investments		Consolidated	and	Investments
	Funds	Receivables	(a)	Total	Funds	Receivables	(a)	Total
Balance, Beginning of Period	$1,050,272	$500,751	$29,289	$1,580,312	$1,364,016	$304,173	$56,185	$1,724,374
Transfer In (Out) Due to Deconsolidation	(296,741)	—	39,875	(256,866)	—	—	—	—
Transfer Into Level III (b)	26,176	—	23,293	49,469	168,479	—	12,935	181,414
Transfer Out of Level III (b)	(27,022)	—	(23,791)	(50,813)	(405,498)	—	(35,363)	(440,861)
Purchases	142,455	249,960	9,632	402,047	323,449	554,264	15,842	893,555
Sales	(80,197)	(566,810)	(11,797)	(658,804)	(321,574)	(566,400)	(8,663)	(896,637)
Issuances	—	36,171	—	36,171	—	—	—	—
Settlements	—	(24,355)	—	(24,355)	—	(12,231)	—	(12,231)
Changes in Gains (Losses) Included in Earnings	(8,644)	4,323	4,479	158	45,711	10,330	(773)	55,268

Balance, End of Period	$806,299	$200,040	$70,980	$1,077,319	$1,174,583	$290,136	$40,163	$1,504,882

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$(26,821)	$4,824	$5,363	$(16,634)	$32,415	$(1,117)	$(29)	$31,269

(a)	Represents corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

9.    Variable Interest Entities
Pursuant to GAAP consolidation guidance, Blackstone consolidates certain VIEs for which it is the primary beneficiary either directly or indirectly, through a consolidated entity or affiliate. VIEs include certain private equity, real estate, credit-focused or funds of hedge funds entities and CLO vehicles. The purpose of such VIEs is to provide strategy specific investment opportunities for investors in exchange for management and performance-based fees. The investment strategies of the Blackstone Funds differ by product; however, the fundamental risks of the Blackstone Funds are similar, including loss of invested capital and loss of management fees and performance-based fees. In Blackstone’s role as general partner, collateral manager or investment adviser, it generally considers itself the sponsor of the applicable Blackstone Fund. Blackstone does not provide performance guarantees and has no other financial obligation to provide funding to consolidated VIEs other than its own capital commitments.
The assets of consolidated variable interest entities may only be used to settle obligations of these entities. In addition, there is no recourse to Blackstone for the consolidated VIEs’ liabilities.
During the three months ended September 30, 2020, Blackstone determined that it was no longer the primary beneficiary and deconsolidated nine CLO vehicles as a result of an ownership reorganization and the ongoing decline in our economic exposure to these vehicles. Following the ownership reorganization, there are no remaining consolidated CLO vehicles. As of the date of deconsolidation, Blackstone’s Total Assets, Total Liabilities and Non-Controlling Interests in Consolidated Entities were reduced by
$6.8 billion, $6.6 billion and $216.3 million, respectively. Blackstone will continue to receive management fees and Performance Allocations from these vehicles following the dilution of its ownership interests.
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

	September 30,	December 31,
	2020	2019
Investments	$1,135,204	$1,216,932
Due from Affiliates	149,880	143,949
Potential Clawback Obligation	38,876	109,240

Maximum Exposure to Loss	$1,323,960	$1,470,121

Amounts Due to Non-Consolidated VIEs	$321	$231

10.    Repurchase Agreements
At September 30, 2020 and December 31, 2019, Blackstone pledged securities with a carrying value of $116.6 million and $196.1 million, respectively, and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following tables provide information regarding Blackstone’s Repurchase Agreements obligation by type of collateral pledged:

	September 30, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to	30 - 90	than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$7,188	$67,168	$6,241	$80,597

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$80,597

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

	December 31, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to	30 - 90	than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$42,459	$88,868	$22,791	$154,118

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$154,118

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

11.    Offsetting of Assets and Liabilities
The following tables present the offsetting of assets and liabilities as of September 30, 2020 and December 31, 2019:

September 30, 2020
Gross and Net
	Amounts of	Gross Amounts Not Offset
	Assets Presented	in the Statement of
	in the Statement	Financial Condition
	of Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Received	Net Amount
Assets
Freestanding Derivatives	$154,341	$139,946	$13,432	$963

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	September 30, 2020
	Gross and Net
	Amounts of
	Liabilities	Gross Amounts Not Offset
	Presented in the	in the Statement of
	Statement of	Financial Condition
	Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Pledged	Net Amount
Liabilities
Freestanding Derivatives	$160,813	$139,946	$18,318	$2,549
Repurchase Agreements	80,597	80,597	—	—

	$241,410	$220,543	$18,318	$2,549

December 31, 2019
Gross and Net
	Amounts of	Gross Amounts Not Offset
	Assets Presented	in the Statement of
	in the Statement	Financial Condition
	of Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Received	Net Amount
Assets
Freestanding Derivatives	$54,479	$380	$—	$54,099

	December 31, 2019
	Gross and Net
	Amounts of
	Liabilities	Gross Amounts Not Offset
	Presented in the	in the Statement of
	Statement of	Financial Condition
	Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Pledged	Net Amount
Liabilities
Freestanding Derivatives	$10,215	$380	$9,198	$637
Repurchase Agreements	154,118	154,118	—	—

	$164,333	$154,498	$9,198	$637

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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Repurchase Agreements are presented separately on the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	September 30,	December 31,
	2020	2019
Furniture, Equipment and Leasehold Improvements, Net	$200,492	$154,482
Prepaid Expenses	177,860	159,333
Freestanding Derivatives	152,386	54,396
Other	14,167	14,282

	$544,905	$382,493

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition and are not a significant component thereof.
Notional Pooling Arrangement
Blackstone has a notional cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of September 30, 2020, the aggregate cash balance on deposit relating to the cash pooling arrangement was $1.2 billion, which was offset with an accompanying overdraft of $1.2 billion.
12.    Borrowings
On September 29, 2020, Blackstone, through its indirect subsidiary Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), issued $500 million aggregate principal amount of senior notes due March 30, 2031 (the “2031 Notes”) and $400 million aggregate principal amount of senior notes due September 30, 2050 (the “2050 Notes”). The 2031 Notes have an interest rate of 1.600% per annum and the 2050 Notes have an interest rate of 2.800% per annum, in each case accruing from September 29, 2020. Interest on the 2031 Notes and the 2050 Notes is payable semi-annually in arrears on March 30 and September 30 of each year commencing on March 30, 2021.
The 2031 Notes and 2050 Notes are unsecured and unsubordinated obligations of the Issuer that are fully and unconditionally guaranteed by The Blackstone Group Inc. and its indirect subsidiaries, Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. (the “Guarantors”), consistent with all of Blackstone’s senior notes. The guarantees are unsecured and unsubordinated obligations of the Guarantors. Transaction costs related to the issuance of the 2031 Notes and 2050 Notes have been capitalized and are being amortized over the life of the 2031 Notes and 2050 Notes.

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

	September 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
Senior Notes	Value	Value (a)	Value	Value (a)
4.750%, Due 2/15/2023	$397,095	$437,360	$396,247	$429,280
2.000%, Due 5/19/2025	347,971	378,495	332,393	365,521
1.000%, Due 10/5/2026	695,182	726,749	664,229	691,012
3.150%, Due 10/2/2027	297,300	330,240	297,046	309,540
1.500%, Due 4/10/2029	698,229	759,661	667,425	708,841
2.500%, Due 1/10/2030	490,485	536,850	489,841	493,500
1.600%, Due 3/30/2031	495,835	494,350	—	—
6.250%, Due 8/15/2042	238,609	366,650	238,437	338,200
5.000%, Due 6/15/2044	489,142	658,500	488,968	606,700
4.450%, Due 7/15/2045	344,250	434,700	344,157	396,235
4.000%, Due 10/2/2047	290,485	351,480	290,344	321,780
3.500%, Due 9/10/2049	391,882	435,560	391,769	399,961
2.800%, Due 9/30/2050	394,324	395,120	—	—

	$5,570,789	$6,305,715	$4,600,856	$5,060,570

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
Included within Loans Payable and Due to Affiliates within the Condensed Consolidated Statements of Financial Condition are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. During the three months ended September 30, 2020, Blackstone deconsolidated nine CLO vehicles. See Note 9. “Variable Interest Entities” for additional details. Borrowings through the consolidated CLO vehicles consisted of the following:

	September 30, 2020			December 31, 2019
			Weighted-			Weighted-
			Average			Average
		Effective	Remaining		Effective	Remaining
	Borrowing	Interest	Maturity in	Borrowing	Interest	Maturity in
	Outstanding	Rate	Years	Outstanding	Rate	Years (a)
Senior Secured Notes	$—	—	—	$6,527,800	3.55%	3.5
Subordinated Notes	—	—	—	331,735	(b)	N/A

	$—			$6,859,535

(a)	Weighted-Average Remaining Maturity in Years for Senior Secured Notes includes consideration of pre-payment options.
(b)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Senior Secured Notes and Subordinated Notes comprise the following amounts:

	September 30, 2020			December 31, 2019
		Amounts Due to Non-			Amounts Due to Non-
		Consolidated Affiliates			Consolidated Affiliates
		Borrowing			Borrowing
	Fair Value	Outstanding	Fair Value	Fair Value	Outstanding	Fair Value
Senior Secured Notes	$—	$—	$—	$6,512,733	$57,750	$57,717
Subordinated Notes	—	—	—	45,273	44,734	20,535

	$—	$—	$—	$6,558,006	$102,484	$78,252

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities. As of December 31, 2019, the fair value of the consolidated CLO assets was $7.2 billion.
Scheduled principal payments for borrowings as of September 30, 2020 were as follows:

	Operating	Blackstone Fund	Total
	Borrowings	Facilities	Borrowings
2020	$—	$99	$99
2021	—	—	—
2022	—	—	—
2023	400,000	—	400,000
2024	—	—	—
Thereafter	5,258,150	—	5,258,150

	$5,658,150	$99	$5,658,249

13.	Income Taxes
Prior to the Conversion, Blackstone and certain of its subsidiaries operated in the U.S. as partnerships for income tax purposes (partnerships generally are not subject to federal income taxes) and generally as corporate entities in non-U.S. jurisdictions. Subsequent to the Conversion, all income attributable to Blackstone is subject to U.S. corporate income taxes.
The Conversion resulted in a step-up in the tax basis of certain assets that will be recovered as those assets are sold or the basis is amortized. During the three months ended September 30, 2020, the basis in Blackstone’s subsidiaries at July 1, 2019 was updated and an adjustment to the step-up in tax basis at the
Conversion was calculated resulting in a tax expense of
$36.4
million, including an increase in the valuation allowance
of $21.0
million, that was recorded during the quarter.
Blackstone’s effective tax rate was 5.6% and -15.5% for the three months ended September 30, 2020 and 2019, respectively, and 16.7% and -2.7% for the nine months ended September 30, 2020 and 2019, respectively. Blackstone’s income tax provision (benefit) was $101.0 million and $(156.8) million for the three months ended September 30, 2020 and 2019, respectively, and $89.7 million and $(76.9) million for the nine months ended September 30, 2020 and 2019, respectively. For the three and nine months ended September 30, 2020, the effective tax rate differs from the statutory rate primarily because:
(a) a portion of the reported net income (loss) before taxes is attributable to non-controlling interest holders and (b) there is a net change to the valuation allowance primarily resulting from the utilization of tax benefit on asset dispositions. For the three and nine months ended September 30, 2019, the effective tax rate differs from the statutory rate primarily because (a) Blackstone received the benefit of a portion of the step-up in tax basis resulting from the Conversion, (b) a portion of the net income (loss) before taxes is attributable to non-controlling interest holders and (c) a portion of the reported net income (loss) before taxes is attributable to the period prior to the Conversion.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

14.	Earnings Per Share and Stockholder’s Equity
Earnings Per Share
Basic and diluted net income per share of Class A common stock for the three and nine months ended September 30, 2020 and 2019 was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income for Per Share of Class A Common Stock Calculations
Net Income Attributable to The Blackstone Group Inc., Basic and Diluted	$794,719	$779,437	$296,493	$1,566,533

Shares/Units Outstanding
Weighted-Average Shares of Class A Common Stock Outstanding, Basic	700,184,580	675,963,129	695,049,997	674,714,040
Weighted-Average Shares of Unvested Deferred Restricted Class A Common Stock	343,386	256,629	287,578	265,007

Weighted-Average Shares of Class A Common Stock Outstanding, Diluted	700,527,966	676,219,758	695,337,575	674,979,047

Net Income Per Share of Class A Common Stock
Basic	$1.14	$1.15	$0.43	$2.32

Diluted	$1.13	$1.15	$0.43	$2.32

Dividends Declared Per Share of Class A Common Stock (a)	$0.37	$0.48	$1.37	$1.43

(a)	Dividends declared reflects the calendar date of the declaration for each dividend.
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
The following table summarizes the anti-dilutive securities for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted-Average Blackstone Holdings Partnership Units	501,898,454	524,859,672	506,274,987	525,779,901

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
In connection with the Conversion, the Company authorized 9 billion shares of preferred stock with a par value of $0.00001. There were no shares of preferred stock issued and outstanding as of September 30, 2020.
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
During the three and nine months ended September 30, 2020, Blackstone repurchased 2.0 million and 9.0 million shares, respectively, of Blackstone Class A common stock at a total cost of $105.6 million and $474.0 million, respectively. During the three and nine months ended September 30, 2019, Blackstone repurchased 2.8 million and 11.3 million shares, respectively, of Blackstone Class A common stock at a total cost of $136.0 million and $479.1 million, respectively. As of September 30, 2020, the amount remaining available for repurchases under the repurchase program was $307.2 million. Class A common stock repurchased in the three months ended September 30, 2019 excludes shares for which trades were executed during the three months ended June 30, 2019 and settlement occurred in July 2019.
Shares Eligible for Dividends and Distributions
As of September 30, 2020, the total shares of Class A common stock and Blackstone Holdings Partnership Units entitled to participate in dividends and distributions were as follows:

Shares/Units
Class A Common Stock Outstanding	680,680,748
Unvested Participating Common Stock	19,968,387

Total Participating Common Stock	700,649,135
Participating Blackstone Holdings Partnership Units	500,054,874

1,200,704,009

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
For the three and nine months ended September 30, 2020, Blackstone recorded compensation expense of $110.8 million and $349.5 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $12.5 million and $40.9 million, respectively. For the three and nine months ended September 30, 2019, Blackstone recorded compensation expense of $107.8 million and $331.8 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $3.4 million and $38.0 million, respectively.
As of September 30, 2020, there was $1.1 billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 3.5 years.
Total vested and unvested outstanding shares, including Blackstone Class A common stock, Blackstone Holdings Partnership Units and deferred restricted shares of Class A common stock, were 1,200,963,378 as of September 30, 2020. Total outstanding phantom shares were 69,666 as of September 30, 2020.
A summary of the status of Blackstone’s unvested equity-based awards as of September 30, 2020 and of changes during the period January 1, 2020 through September 30, 2020 is presented below:

	Blackstone Holdings		The Blackstone Group Inc.
			Equity Settled Awards		Cash Settled Awards
		Weighted-	Deferred	Weighted-		Weighted-
		Average	Restricted Shares	Average		Average
	Partnership	Grant Date	of Class A	Grant Date	Phantom	Grant Date
Unvested Shares/Units	Units	Fair Value	Common Stock	Fair Value	Shares	Fair Value
Balance, December 31, 2019	32,159,218	$36.25	8,969,736	$35.26	51,341	$52.85
Granted	—	—	14,274,268	45.37	21,189	56.95
Vested	(7,785,703)	38.82	(3,250,111)	34.88	(8,842)	53.57
Forfeited	(107,945)	36.72	(506,810)	37.75	—	—

Balance, September 30, 2020	24,265,570	$36.41	19,487,083	$42.29	63,688	$53.72

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Shares/Units Expected to Vest
The following unvested shares and units, after expected forfeitures, as of September 30, 2020, are expected to vest:

		Weighted-
		Average
		Service Period
	Shares/Units	in Years
Blackstone Holdings Partnership Units	23,539,139	3.1
Deferred Restricted Shares of Class A Common Stock	19,217,872	3.6

Total Equity-Based Awards	42,757,011	3.3

Phantom Shares	60,562	3.2

16.	Related Party Transactions
Affiliate Receivables and Payables
Due from Affiliates and Due to Affiliates consisted of the following:

	September 30,	December 31,
	2020	2019
Due from Affiliates
Management Fees, Performance Revenues, Reimbursable Expenses and Other Receivables from Non-Consolidated Entities and Portfolio Companies	$2,287,691	$1,999,568
Due from Certain Non-Controlling Interest Holders and Blackstone Employees	496,149	573,679
Accrual for Potential Clawback of Previously Distributed Performance Allocations	33,464	21,626

	$2,817,304	$2,594,873

	September 30,	December 31,
	2020	2019
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$792,621	$672,981
Due to Non-Consolidated Entities	108,390	100,286
Due to Note-Holders of Consolidated CLO Vehicles	—	78,252
Due to Certain Non-Controlling Interest Holders and Blackstone Employees	37,622	48,433
Accrual for Potential Repayment of Previously Received Performance Allocations	125,703	126,919

	$1,064,336	$1,026,871

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties
The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of September 30, 2020 and December 31, 2019, such investments aggregated $1.0 billion and $969.3 million, respectively. Their share of the Net Income Attributable to Redeemable Non-Controlling and
Non-Controlling
Interests in Consolidated Entities aggregated $94.5 million and $6.2 million for the three months ended September 30, 2020 and 2019, respectively, and $(19.8) million and $54.8 million for the nine months ended September 30, 2020 and 2019, respectively.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Loans to Affiliates
Loans to affiliates consist of interest bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $0.7 million and $1.1 million for the three months ended September 30, 2020 and 2019, respectively, and $4.7 million and $5.3 million for the nine months ended September 30, 2020 and 2019, respectively.
Contingent Repayment Guarantee
Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of September 30, 2020. See Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)”.
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
Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $792.6 million over the next 15 years. The after-tax net present value of these estimated payments totals $228.0 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.
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
17.     Commitments and Contingencies
Commitments
Investment Commitments
Blackstone had $4.2 billion of investment commitments as of September 30, 2020 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments, including loan commitments. The consolidated Blackstone Funds had signed investment commitments of $176.3 million as of September 30, 2020, which includes $116.2 million of signed investment commitments for portfolio company acquisitions in the process of closing.
Contingencies
Guarantees
Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the ongoing business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to Blackstone to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, Blackstone’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $21.8 million as of September 30, 2020.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to The Blackstone Group International Partners LLP. The amount guaranteed as of September 30, 2020 was $221.9 million.
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
On July 9, 2020, the Kentucky Supreme Court unanimously held that the plaintiffs lack constitutional standing to bring their claims and remanded the case to the Circuit Court with direction to dismiss the complaint. On July 20, 2020, the Kentucky Attorney General filed a motion to intervene and a proposed intervening complaint in the Mayberry action on behalf of the Commonwealth of Kentucky. The Blackstone Defendants filed their objection to that motion on July 30, 2020 and a decision on the motion to intervene is pending. On July 21, 2020, the Kentucky Attorney General also filed a separate action in Franklin County Circuit Court that is nearly identical to its proposed intervening complaint. In addition, on July 29, 2020, counsel for certain of the Mayberry Plaintiffs filed a motion for leave to amend their complaint, purporting to remedy the standing defects identified by the Kentucky Supreme Court. The Blackstone Defendants intend to oppose the pending motion to amend.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Blackstone continues to believe that these suits are totally without merit and intends to defend them vigorously.
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
The following table presents the clawback obligations by segment:

	September 30, 2020			December 31, 2019
		Current and			Current and
	Blackstone	Former		Blackstone	Former
Segment	Holdings	Personnel (a)	Total	Holdings	Personnel (a)	Total
Real Estate	$25,684	$13,785	$39,469	$16,151	$10,597	$26,748
Private Equity	61,098	(5,047)	56,051	82,276	2,860	85,136
Credit & Insurance	14,012	16,171	30,183	6,866	8,169	15,035

	$100,794	$24,909	$125,703	$105,293	$21,626	$126,919

(a)	The split of clawback between Blackstone Holdings and Current and Former Personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.
For Private Equity, Real Estate, and certain Credit & Insurance Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of Blackstone, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At September 30, 2020, $758.0 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.
In the Credit & Insurance segment, payment of Performance Allocations to Blackstone by the majority of the stressed/distressed, mezzanine and credit alpha strategies funds are substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.
If, at September 30, 2020, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $3.6 billion, on an after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $3.1 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.

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

•
Private Equity – Blackstone’s Private Equity segment includes its management of flagship corporate private equity funds, sector and geographically-focused corporate private equity funds, including energy and Asia-focused funds, core private equity funds, an opportunistic investment platform, a secondary fund of funds business, infrastructure-focused funds, a life sciences private investment platform, a growth equity investment platform, a multi-asset investment program for eligible high net worth investors and a capital markets services business.

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

•
Credit & Insurance – Blackstone’s Credit & Insurance segment consists principally of GSO Capital Partners LP, which is organized into three overarching strategies: performing credit strategies (which include mezzanine lending funds, middle market direct lending funds, including our business development company, our secured lending fund, our structured products group and other performing credit strategy funds), distressed strategies (which include credit alpha strategies, stressed/distressed funds and energy strategies) and long only strategies (which consist of CLOs, closed-ended funds, open-ended funds and separately managed accounts). In addition, the segment includes a publicly traded master limited partnership investment platform, Harvest, and our insurer-focused platform, Blackstone Insurance Solutions.

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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Segment Presentation
The following tables present the financial data for Blackstone’s four segments for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
	Real	Private	Hedge Fund	Credit &	Total
	Estate	Equity	Solutions	Insurance	Segments
Management and Advisory Fees, Net
Base Management Fees	$392,785	$352,866	$146,082	$152,037	$1,043,770
Transaction, Advisory and Other Fees, Net	17,464	11,571	1,255	3,338	33,628
Management Fee Offsets	(1,039)	(16,264)	(22)	(2,233)	(19,558)

Total Management and Advisory Fees, Net	409,210	348,173	147,315	153,142	1,057,840
Fee Related Performance Revenues	55,327	—	—	9,623	64,950
Fee Related Compensation	(138,342)	(119,301)	(41,405)	(61,585)	(360,633)
Other Operating Expenses	(42,566)	(45,702)	(19,652)	(43,293)	(151,213)

Fee Related Earnings	283,629	183,170	86,258	57,887	610,944

Realized Performance Revenues	18,872	295,239	5,618	225	319,954
Realized Performance Compensation	(7,343)	(112,713)	(1,257)	(417)	(121,730)
Realized Principal Investment Income (Loss)	4,946	10,248	(150)	840	15,884

Total Net Realizations	16,475	192,774	4,211	648	214,108

Total Segment Distributable Earnings	$300,104	$375,944	$90,469	$58,535	$825,052

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended September 30, 2019
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

The following tables present the financial data for Blackstone’s four segments as of September 30, 2020 and for the nine months ended September 30, 2020 and 2019:

	September 30, 2020 and the Nine Months Then Ended
	Real	Private	Hedge Fund	Credit &	Total
	Estate	Equity	Solutions	Insurance	Segments
Management and Advisory Fees, Net
Base Management Fees	$1,146,927	$874,910	$431,193	$442,930	$2,895,960
Transaction, Advisory and Other Fees, Net	72,527	42,505	2,872	14,681	132,585
Management Fee Offsets	(11,816)	(33,510)	(60)	(8,019)	(53,405)

Total Management and Advisory Fees, Net	1,207,638	883,905	434,005	449,592	2,975,140
Fee Related Performance Revenues	66,383	—	—	26,066	92,449
Fee Related Compensation	(375,278)	(322,494)	(127,949)	(188,080)	(1,013,801)
Other Operating Expenses	(127,567)	(131,530)	(56,126)	(118,458)	(433,681)

Fee Related Earnings	771,176	429,881	249,930	169,120	1,620,107

Realized Performance Revenues	96,801	471,828	8,867	11,868	589,364
Realized Performance Compensation	(33,282)	(192,372)	(2,202)	(2,963)	(230,819)
Realized Principal Investment Income (Loss)	13,819	38,011	(1,090)	4,372	55,112

Total Net Realizations	77,338	317,467	5,575	13,277	413,657

Total Segment Distributable Earnings	$848,514	$747,348	$255,505	$182,397	$2,033,764

Segment Assets	$8,402,852	$9,399,314	$2,338,539	$3,486,097	$23,626,802

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

Reconciliations of Total Segment Amounts
The following tables reconcile the Total Segment Revenues, Expenses and Distributable Earnings to their equivalent GAAP measure for the three and nine months ended September 30, 2020 and 2019 along with Total Assets as of September 30, 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Total GAAP Revenues	$3,032,898	$1,735,113	$2,473,003	$5,246,790
Less: Unrealized Performance Revenues (a)	(1,403,480)	(176,604)	982,043	(998,335)
Less: Unrealized Principal Investment (Income) Loss (b)	(177,125)	5,219	216,169	(78,353)
Less: Interest and Dividend Revenue (c)	(26,497)	(45,048)	(90,386)	(137,738)
Less: Other Revenue (d)	192,623	(92,843)	110,078	(85,882)
Impact of Consolidation (e)	(167,654)	120,214	11,865	15,246
Amortization of Intangibles (f)	387	387	1,161	1,161
Transaction-Related Charges (g)	6,084	(176,623)	3,944	(179,329)
Intersegment Eliminations	1,392	1,743	4,188	5,239

Total Segment Revenue (h)	$1,458,628	$1,371,558	$3,712,065	$3,788,799

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Expenses
Total GAAP Expenses	$1,332,846	$947,220	$1,867,452	$2,850,624
Less: Unrealized Performance Allocations Compensation (i)	(509,474)	(94,907)	433,091	(446,440)
Less: Equity-Based Compensation (j)	(89,862)	(58,570)	(266,675)	(178,451)
Less: Interest Expense (k)	(39,228)	(52,815)	(119,692)	(137,683)
Impact of Consolidation (e)	(2,084)	(14,444)	(22,563)	(39,716)
Amortization of Intangibles (f)	(16,096)	(16,096)	(48,288)	(48,288)
Transaction-Related Charges (g)	(41,199)	(94,076)	(166,493)	(293,227)
Administrative Fee Adjustment (l)	(2,719)	—	(2,719)	—
Intersegment Eliminations	1,392	1,743	4,188	5,239

Total Segment Expenses (m)	$633,576	$618,055	$1,678,301	$1,712,058

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Other Income
Total GAAP Other Income	$101,059	$223,056	$(68,537)	$414,512
Impact of Consolidation (e)	(101,059)	(223,056)	68,537	(414,512)

Total Segment Other Income	$—	$—	$—	$—

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Income Before Provision (Benefit) for Taxes
Total GAAP Income Before Provision (Benefit) for Taxes	$1,801,111	$1,010,949	$537,014	$2,810,678
Less: Unrealized Performance Revenues (a)	(1,403,480)	(176,604)	982,043	(998,335)
Less: Unrealized Principal Investment (Income) Loss (b)	(177,125)	5,219	216,169	(78,353)
Less: Interest and Dividend Revenue (c)	(26,497)	(45,048)	(90,386)	(137,738)
Less: Other Revenue (d)	192,623	(92,843)	110,078	(85,882)
Plus: Unrealized Performance Allocations Compensation (i)	509,474	94,907	(433,091)	446,440
Plus: Equity-Based Compensation (j)	89,862	58,570	266,675	178,451
Plus: Interest Expense (k)	39,228	52,815	119,692	137,683
Impact of Consolidation (e)	(266,629)	(88,398)	102,965	(359,550)
Amortization of Intangibles (f)	16,483	16,483	49,449	49,449
Transaction-Related Charges (g)	47,283	(82,547)	170,437	113,898
Administrative Fee Adjustment (l)	2,719	—	2,719	—

Total Segment Distributable Earnings	$825,052	$753,503	$2,033,764	$2,076,741

As of
September 30,
2020
Total Assets
Total GAAP Assets	$25,041,565
Impact of Consolidation (e)	(1,414,763)

Total Segment Assets	$23,626,802

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
(d)
This adjustment removes Other Revenue on a segment basis. For the three months ended September 30, 2020 and 2019, Other Revenue on a GAAP basis was $(192.2) million and $93.3 million, and included $(193.5) million and $91.9 million of foreign exchange gains (losses), respectively. For the nine months ended September 30, 2020 and 2019, Other Revenue on a GAAP basis was $(109.6) million and $86.4 million, and included $(113.2) million and $83.7 million of foreign exchange gains (losses), respectively.

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

(h)	Total Segment Revenues is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Total Segment Management and Advisory Fees, Net	$1,057,840	$880,345	$2,975,140	$2,538,563
Total Segment Fee Related Performance Revenues	64,950	34,225	92,449	55,628
Total Segment Realized Performance Revenues	319,954	420,840	589,364	1,008,995
Total Segment Realized Principal Investment Income	15,884	36,148	55,112	185,613

Total Segment Revenues	$1,458,628	$1,371,558	$3,712,065	$3,788,799

(i)	This adjustment removes Unrealized Performance Allocations Compensation.
(j)	This adjustment removes Equity-Based Compensation on a segment basis.
(k)	This adjustment removes Interest Expense, excluding interest expense related to the Tax Receivable Agreement.
(l)
This adjustment adds an amount equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units. The administrative fee is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

(m)	Total Segment Expenses is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Total Segment Fee Related Compensation	$360,633	$329,834	$1,013,801	$947,699
Total Segment Realized Performance Compensation	121,730	143,870	230,819	354,576
Total Segment Other Operating Expenses	151,213	144,351	433,681	409,783

Total Segment Expenses	$633,576	$618,055	$1,678,301	$1,712,058

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Reconciliations of Total Segment Components
The following tables reconcile the components of Total Segments to their equivalent GAAP measures, reported on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Management and Advisory Fees, Net
GAAP	$1,053,851	$878,151	$2,958,411	$2,528,255
Segment Adjustment (a)	3,989	2,194	16,729	10,308

Total Segment	$1,057,840	$880,345	$2,975,140	$2,538,563

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
GAAP Realized Performance Revenues to Total Segment Fee Related Performance Revenues
GAAP
Incentive Fees	$13,498	$8,254	$40,959	$42,301
Investment Income - Realized Performance Allocations	371,406	446,550	640,846	1,021,445

GAAP	384,904	454,804	681,805	1,063,746
Total Segment
Less: Realized Performance Revenues	(319,954)	(420,840)	(589,364)	(1,008,995)
Segment Adjustment (b)	—	261	8	877

Total Segment	$64,950	$34,225	$92,449	$55,628

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
GAAP Compensation to Total Segment Fee Related Compensation
GAAP
Compensation	$460,983	$462,766	$1,395,983	$1,372,684
Incentive Fee Compensation	7,385	5,419	22,339	19,711
Realized Performance Allocations Compensation	142,149	155,663	253,141	367,883

GAAP	610,517	623,848	1,671,463	1,760,278
Total Segment
Less: Realized Performance Compensation	(121,730)	(143,870)	(230,819)	(354,576)
Less: Equity-Based Compensation - Operating Compensation	(88,180)	(56,139)	(260,719)	(170,072)
Less: Equity-Based Compensation - Performance Compensation	(1,682)	(2,431)	(5,956)	(8,379)
Segment Adjustment (c)	(38,292)	(91,574)	(160,168)	(279,552)

Total Segment	$360,633	$329,834	$1,013,801	$947,699

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
GAAP General, Administrative and Other to Total Segment Other Operating Expenses
GAAP	$171,041	$171,067	$497,658	$492,437
Segment Adjustment (d)	(19,828)	(26,716)	(63,977)	(82,654)

Total Segment	$151,213	$144,351	$433,681	$409,783

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Realized Performance Revenues
GAAP
Incentive Fees	$13,498	$8,254	$40,959	$42,301
Investment Income - Realized Performance Allocations	371,406	446,550	640,846	1,021,445

GAAP	384,904	454,804	681,805	1,063,746
Total Segment
Less: Fee Related Performance Revenues	(64,950)	(34,225)	(92,449)	(55,628)
Segment Adjustment (b)	—	261	8	877

Total Segment	$319,954	$420,840	$589,364	$1,008,995

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Realized Performance Compensation
GAAP
Incentive Fee Compensation	$7,385	$5,419	$22,339	$19,711
Realized Performance Allocation Compensation	142,149	155,663	253,141	367,883

GAAP	149,534	161,082	275,480	387,594
Total Segment
Less: Fee Related Performance Compensation	(26,122)	(14,781)	(38,705)	(24,639)
Less: Equity-Based Compensation - Performance Compensation	(1,682)	(2,431)	(5,956)	(8,379)

Total Segment	$121,730	$143,870	$230,819	$354,576

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Realized Principal Investment Income
GAAP	$61,017	$74,642	$170,814	$292,943
Segment Adjustment (e)	(45,133)	(38,494)	(115,702)	(107,330)

Total Segment	$15,884	$36,148	$55,112	$185,613

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
(d)
Represents the removal of (1) the amortization of transaction-related intangibles, and (2) certain expenses reimbursed by the Blackstone Funds, which are presented gross under GAAP but netted against Management and Advisory Fees, Net in the Total Segment measures. Beginning in the three months ended September 30, 2020, includes a reduction equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units which is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

(e)
Represents (1) the add back of Principal Investment Income, including general partner income, earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of amounts associated with the ownership of Blackstone consolidated operating partnerships held by non-controlling interests.

19.    Subsequent Events
There have been no events since September 30, 2020 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

Item 1A. Unaudited Supplemental Presentation of Statements of Financial Condition
The Blackstone Group Inc.
Unaudited Consolidating Statements of Financial Condition
(Dollars in Thousands)

	September 30, 2020
	Consolidated	Consolidated
	Operating	Blackstone	Reclasses and
	Partnerships	Funds (a)	Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$2,628,895	$—	$—	$2,628,895
Cash Held by Blackstone Funds and Other	—	85,218	—	85,218
Investments	13,203,192	1,500,398	(280,134)	14,423,456
Accounts Receivable	362,537	115,064	—	477,601
Due from Affiliates	2,823,577	8,337	(14,610)	2,817,304
Intangible Assets, Net	344,258	—	—	344,258
Goodwill	1,869,860	—	—	1,869,860
Other Assets	544,415	490	—	544,905
Right-of-Use Assets	544,361	—	—	544,361
Deferred Tax Assets	1,305,707	—	—	1,305,707

Total Assets	$23,626,802	$1,709,507	$(294,744)	$25,041,565

Liabilities and Equity
Loans Payable	$5,570,789	$99	$—	$5,570,888
Due to Affiliates	991,970	86,975	(14,609)	1,064,336
Accrued Compensation and Benefits	3,349,418	—	—	3,349,418
Securities Sold, Not Yet Purchased	9,369	41,862	—	51,231
Repurchase Agreements	—	80,597	—	80,597
Operating Lease Liabilities	621,408	—	—	621,408
Accounts Payable, Accrued Expenses and Other Liabilities	759,892	44,117	—	804,009

Total Liabilities	11,302,846	253,650	(14,609)	11,541,887

Redeemable Non-Controlling Interests in Consolidated Entities	21,999	41,385	—	63,384

Equity
Class A Common Stock	7	—	—	7
Class B Common Stock	—	—	—	—
Class C Common Stock	—	—	—	—
Additional Paid-in-Capital	6,243,722	298,395	(298,395)	6,243,722
Retained Earnings (Deficit)	(36,432)	(18,260)	18,260	(36,432)
Accumulated Other Comprehensive Loss	(27,407)	—	—	(27,407)
Non-Controlling Interests in Consolidated Entities	2,811,853	1,134,337	—	3,946,190
Non-Controlling Interests in Blackstone Holdings	3,310,214	—	—	3,310,214

Total Equity	12,301,957	1,414,472	(280,135)	13,436,294

Total Liabilities and Equity	$23,626,802	$1,709,507	$(294,744)	$25,041,565

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
Blackstone / GSO Global Dynamic Credit Funding Designated Activity Company
Blackstone / GSO Global Dynamic Credit Master Fund

Blackstone / GSO Global Dynamic Credit USD Feeder Fund (Ireland)
Blackstone Real Estate Special Situations Holdings L.P.
Blackstone Strategic Alliance Fund L.P.
BTD CP Holdings LP
Collateralized loan obligation vehicles*
Mezzanine side-by-side investment vehicles
Private equity side-by-side investment vehicles
Real estate side-by-side investment vehicles
Hedge Fund Solutions side-by-side investment vehicles.

*	Consolidated as of December 31, 2019 only.
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

•
Private Equity.
Our Private Equity segment includes our corporate private equity business, which consists of (a) our flagship private equity funds (Blackstone Capital Partners (“BCP”) funds), (b) our sector-focused private equity funds, including our energy-focused funds (Blackstone Energy Partners (“BEP”) funds), (c) our Asia-focused fund (Blackstone Capital Partners Asia (“BCP Asia”) fund) and (d) our core private equity funds, Blackstone Core Equity Partners (“BCEP”). In addition, our Private Equity segment includes (a) our opportunistic investment platform that invests globally across asset classes, industries and geographies, Blackstone Tactical Opportunities (“Tactical Opportunities”), (b) our secondary fund of funds business, Strategic Partners Fund Solutions (“Strategic Partners”), (c) our infrastructure-focused funds, Blackstone Infrastructure Partners (“BIP”), (d) our life sciences private investment platform, Blackstone Life Sciences (“BXLS”), (e) our growth equity investment platform, Blackstone Growth (“BXG”), (f) a multi-asset investment program for eligible high net worth investors offering exposure to certain of Blackstone’s key illiquid investment strategies through a single commitment, Blackstone Total Alternatives Solution (“BTAS”) and (g) our capital markets services business, Blackstone Capital Markets (“BXCM”).

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
Tactical Opportunities invests globally across asset classes, industries and geographies, seeking to identify and execute on attractive, differentiated investment opportunities, leveraging the intellectual capital across our various businesses while continuously optimizing its approach in the face of ever-changing market conditions. Strategic Partners is a total fund solutions provider that acquires interests in high quality private funds from original holders seeking liquidity, makes primary investments and co-investments with financial sponsors and provides investment advisory services to clients investing in primary and secondary investments in private funds and co-investments. BIP focuses on investment across all infrastructure sectors, including energy, transportation, water and waste and communications. BXLS is our private investment platform with capabilities to invest across the life cycle of companies and products within the life sciences sector. BXG seeks to deliver attractive risk-adjusted returns by investing in dynamic, growth-stage businesses, with a focus on the consumer, enterprise solutions, financial services and healthcare sectors.

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

GSO is organized into three overarching strategies: performing credit, distressed and long only. Performing credit strategies include mezzanine lending funds, middle market direct lending funds, including our business development company (“BDC”), Blackstone / GSO Secured Lending (“BGSL”), our structured products group and other performing credit strategy funds. Distressed strategies include credit alpha strategies, stressed/distressed funds and energy strategies. Long only strategies consist of CLOs, closed-ended funds, open-ended funds and separately managed accounts.
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
Our Response to
COVID-19
As the global response to novel coronavirus (“COVID-19”) continues to evolve, our primary focus has been the safety and wellbeing of our employees and their families, as well as the seamless functioning of the firm in serving our limited partner investors who have entrusted us with their capital, and our shareholders. In accordance with local government guidance and social distancing recommendations, the majority of our employees globally have been working remotely. Our technology infrastructure has proven to be robust and capable of supporting this model. We have implemented rigorous protocols for remote work across the firm, including increased cadence of group calls and updates, and frequent communication across leadership and working levels. We are leveraging technology to ensure our teams stay connected and productive, and that our culture remains strong even in these unusual circumstances. While we are generally not meeting with our clients in person, we continue to actively communicate with our clients through videoconference, teleconference and email. Investment committees continue to convene as needed, and the firm continues to operate across investment, asset management and corporate support functions.
As previously disclosed, in mid-July, our U.S. and European offices began a phased reopening, consistent with local government guidelines, on a voluntary basis with social distancing and other safety protocols in place. We continue to closely monitor applicable public health and government guidance.
Business Environment
Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Europe, Asia and, to a lesser extent, elsewhere in the world.

The third quarter of 2020 was characterized by continued recovery in global equity and credit markets as previously implemented fiscal and monetary stimulus continued to provide support to markets despite the ongoing economic impacts of the
COVID-19
pandemic. Although the global economy has begun reopening, economic recovery is likely to continue to be gradual, uneven and characterized by meaningful dispersion across sectors and regions, with uncertainty regarding its ultimate length and trajectory.
All major U.S. equity market sectors except for energy posted positive returns in the third quarter. S&P 500 consumer discretionary stocks showed the strongest outperformance, ending the quarter up 15%, while the S&P 500 ended the quarter up 9%. S&P 500 energy stocks ended the quarter meaningfully lower, down 20% for the quarter and down 48% year-to-date. The price of West Texas Intermediate crude oil rose 2% in the third quarter to $40 per barrel, but was still down significantly from the 2019 year end price of $61. The Henry Hub Natural Gas spot price fell 0.6% in the third quarter to $1.63. Spot prices for other commodities increased and the Bloomberg Commodity Index rose 9% in the third quarter.
U.S. leveraged loan and high yield bond prices continued their recovery, increasing 4% and 5%, respectively, for the third quarter. High yield spreads compressed 117 basis points in the third quarter, while issuance increased 57% year-over-year. The Federal Reserve maintained the federal funds target range at 0.0%-0.25% due to the effects of the COVID-19 pandemic weighing on economic activity in the near term. In addition, the Federal Reserve has expanded its balance sheet since mid-March by nearly $3 trillion to support new credit and liquidity facilities and expects to maintain the current pace of purchasing of such instruments in the coming months. Three-month LIBOR declined 0.07% in the third quarter to 0.23%, remaining near historical lows.
Volatility decreased in the third quarter with the CBOE Volatility index declining 13% to 26.4. Global equity issuance declined 25% compared to the second quarter, but increased 55% relative to the third quarter of 2019. Merger and acquisition activity improved in the third quarter, with deal announcements up 49% compared to the second quarter and up 4% compared to the third quarter of 2019.
The industrial sector continued to show mixed signals, as industrial production declined 7.3% in the third quarter from the year-ago period. However, the Institute for Supply Management Purchasing Managers’ Index increased from last quarter, rising to 55.4 from 52.6 at the end of the second quarter, signaling moderate further expansion in the U.S. manufacturing sector.
The U.S. unemployment rate decreased meaningfully from 11.1% at the end of June, when it reached one of the highest levels since January 2013, to 7.9% at the end of September, but continues to be at historically elevated levels. Wages grew, with average hourly earnings increasing 4.7% year-over-year based on the three month average for production and nonsupervisory employees. In addition, U.S. retail sales in the third quarter reported a 3.6% increase year-over-year, and new orders for durable goods in September increased for the fifth consecutive month.
Countries around the globe continue to grapple with the economic impacts of the
COVID-19
pandemic. Although economic recovery is partially underway, it continues to be gradual, uneven, and characterized by meaningful dispersion across sectors and regions, and could be hindered by persistent or resurgent infection rates. Commercial activity in a number of industries, including travel, hospitality, and in-person entertainment, remains challenged. The continued uncertainty regarding the length of economic recovery precludes any prediction as to the ultimate adverse impact of
COVID-19
on economic and market conditions.
Although the result of the recent Presidential election in the United States has not been finalized, a change in administration could lead to significant changes in the legal, regulatory and tax landscapes. The potential for governmental policy and regulatory reforms in a variety of areas as a result of such a change creates uncertainty for our business and investment strategies and may adversely affect the profitability of certain of our funds’ portfolio companies. For example, assuming Vice President Biden prevails in the election, his administration may pursue tax policies seeking to increase the corporate tax rate, limit further the deductibility of interest or subject carried interest to more onerous taxation. Especially if the U.S. Senate were no longer Republican controlled, this could materially increase the amount of taxes we, our portfolio companies, our investors or our employees and other key personnel would be required to pay. In that connection, if there were a Democratic sweep of the Executive and Legislative branches of government, this could materially increase the risk of legislative reforms that would adversely affect our business and the profitability of our funds’ portfolio companies.

Further, any reforms that may be undertaken as a result of a change in administration with respect to the regulation of asset management firms, or the U.S. financial services industry more generally, may affect the manner in which we conduct our business. A change in administration would likely result in leadership changes at a number of U.S. federal regulatory agencies with oversight over the U.S. financial services industry. This could pose uncertainty with respect to such agencies’ policy priorities and may lead to increased regulatory enforcement activity in the financial services industry. Leadership and policy changes could also affect various industries in which our portfolio companies operate, including healthcare, energy and consumer finance.
We believe the eventual conclusion of the U.S. Presidential and Congressional elections will increase the likelihood that the U.S. Congress will authorize additional fiscal stimulus to provide support to markets in response to the continued impacts of the COVID-19 pandemic. Moreover, certain governmental policy changes outlined by Vice President Biden during his campaign, including government investment in infrastructure, create potential opportunities for certain of our funds. However, the prospect of litigation with respect to the results of the Presidential election and substantial lack of clarity regarding the likelihood, timing and details of these and other changes could exacerbate existing risks relating to capital deployment, realization and fundraising activity. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.
Notable Transactions
On September 29, 2020, Blackstone issued $500 million aggregate principal amount of 1.600% senior notes due March 30, 2031 (the “2031 Notes”) and $400 million aggregate principal amount of 2.800% senior notes due September 30, 2050 (the “2050 Notes”). For additional information see Note 12. “Borrowings” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements”.
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
Taxes and Related Payables represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and including the Payable under the Tax Receivable Agreement. Further, the current tax provision utilized when calculating Taxes and Related Payables and Distributable Earnings reflects the benefit of deductions available to the company on certain expense items that are excluded from the underlying calculation of Segment Distributable Earnings and Total Segment Distributable Earnings, such as equity-based compensation charges and certain Transaction-Related Charges where there is a current tax provision or benefit. The economic assumptions and methodologies that impact the implied income tax provision are the same as those methodologies and assumptions used in calculating the current income tax provision for Blackstone’s consolidated statements of operations under GAAP, excluding the impact of divestitures and accrued tax contingencies and refunds which are reflected when paid or received. Management believes that including the amount payable under the tax receivable agreement and utilizing the current income tax provision adjusted as described above when calculating Distributable Earnings is meaningful as it increases comparability between periods and more accurately reflects earnings that are available for distribution to shareholders.
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
Other Operating Expenses is presented on a segment basis and is equal to General, Administrative and Other Expenses, adjusted to (a) remove the amortization of transaction-related intangibles, (b) remove certain expenses reimbursed by the Blackstone Funds which are netted against Management and Advisory Fees, Net in Blackstone’s segment presentation, and (c) give effect to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units. The administrative fee is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.
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
Assets Under Management.
Assets Under Management refers to the assets we manage. Our Assets Under Management equals the sum of:

(a)
the fair value of the investments held by our carry funds and our side-by-side and co-investment entities managed by us, plus (1) the capital that we are entitled to call from investors in those funds and entities pursuant to the terms of their respective capital commitments, including capital commitments to funds that have yet to commence their investment periods, or (2) for certain credit-focused funds the amounts available to be borrowed under asset based credit facilities,

(b)
the net asset value of (1) our hedge funds, real estate debt carry funds, secondary funds of funds, BPP, certain co-investments managed by us, certain credit-focused funds, and our Hedge Fund Solutions drawdown funds (plus, in each case, the capital that we are entitled to call from investors in those funds, including commitments yet to commence their investment periods), and (2) our funds of hedge funds, our Hedge Fund Solutions registered investment companies, and BREIT,

(c)	the invested capital, fair value or net asset value of assets we manage pursuant to separately managed accounts,

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
Consolidated Results of Operations
Following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2020 and 2019. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended				Nine Months Ended
	September 30,		2020 vs. 2019		September 30,		2020 vs. 2019
	2020	2019	$	%	2020	2019	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$1,053,851	$878,151	$175,700	20%	$2,958,411	$2,528,255	$430,156	17%

Incentive Fees	13,498	8,254	5,244	64%	40,959	42,301	(1,342)	-3%

Investment Income (Loss)
Performance Allocations
Realized	371,406	446,550	(75,144)	-17%	640,846	1,021,445	(380,599)	-37%
Unrealized	1,403,480	176,370	1,227,110	696%	(981,678)	998,101	(1,979,779)	N/M
Principal Investments
Realized	61,017	74,642	(13,625)	-18%	170,814	292,943	(122,129)	-42%
Unrealized	295,308	15,391	279,917	N/M	(332,295)	147,090	(479,385)	N/M

Total Investment Income (Loss)	2,131,211	712,953	1,418,258	199%	(502,313)	2,459,579	(2,961,892)	N/M

Interest and Dividend Revenue	26,497	42,482	(15,985)	-38%	85,505	130,252	(44,747)	-34%
Other	(192,159)	93,273	(285,432)	N/M	(109,559)	86,403	(195,962)	N/M

Total Revenues	3,032,898	1,735,113	1,297,785	75%	2,473,003	5,246,790	(2,773,787)	-53%

Expenses
Compensation and Benefits
Compensation	460,983	462,766	(1,783)	—	1,395,983	1,372,684	23,299	2%
Incentive Fee Compensation	7,385	5,419	1,966	36%	22,339	19,711	2,628	13%
Performance Allocations Compensation
Realized	142,149	155,663	(13,514)	-9%	253,141	367,883	(114,742)	-31%
Unrealized	509,474	94,907	414,567	437%	(433,091)	446,440	(879,531)	N/M

Total Compensation and Benefits	1,119,991	718,755	401,236	56%	1,238,372	2,206,718	(968,346)	-44%
General, Administrative and Other	171,041	171,067	(26)	—	497,658	492,437	5,221	1%
Interest Expense	39,540	53,362	(13,822)	-26%	120,460	138,960	(18,500)	-13%
Fund Expenses	2,274	4,036	(1,762)	-44%	10,962	12,509	(1,547)	-12%

Total Expenses	1,332,846	947,220	385,626	41%	1,867,452	2,850,624	(983,172)	-34%

Other Income (Loss)
Change in Tax Receivable Agreement Liability	(7,693)	174,606	(182,299)	N/M	(8,212)	174,606	(182,818)	N/M
Net Gains (Losses) from Fund Investment Activities	108,752	48,450	60,302	124%	(60,325)	239,906	(300,231)	N/M

Total Other Income (Loss)	101,059	223,056	(121,997)	-55%	(68,537)	414,512	(483,049)	N/M

Income Before Provision (Benefit) for Taxes	1,801,111	1,010,949	790,162	78%	537,014	2,810,678	(2,273,664)	-81%
Provision (Benefit) for Taxes	100,960	(156,786)	257,746	N/M	89,672	(76,895)	166,567	N/M

Net Income	1,700,151	1,167,735	532,416	46%	447,342	2,887,573	(2,440,231)	-85%
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	6,868	(8)	6,876	N/M	(12,027)	3,567	(15,594)	N/M
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	259,761	88,406	171,355	194%	(90,938)	355,983	(446,921)	N/M
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	638,803	299,900	338,903	113%	253,814	961,490	(707,676)	-74%

Net Income Attributable to The Blackstone Group Inc.	$794,719	$779,437	$15,282	2%	$296,493	$1,566,533	$(1,270,040)	-81%

N/M    Not meaningful.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Revenues
Revenues were $3.0 billion for the three months ended September 30, 2020, an increase of $1.3 billion, compared to $1.7 billion for the three months ended September 30, 2019. The increase in Revenues was primarily attributable to increases of $1.4 billion in Investment Income (Loss) and $175.7 million in Management and Advisory Fees, Net, partially offset by a decrease of $285.4 million in Other Revenue.
The increase in Investment Income (Loss) was primarily attributable to increases in our Private Equity, Real Estate and Credit & Insurance segments of $792.9 million, $284.1 million and $172.6 million, respectively. The increase in our Private Equity segment was primarily attributable to higher net unrealized appreciation of investment holdings in corporate private equity and Tactical Opportunities in the current quarter relative to the prior quarter. Corporate private equity carrying value increased 12.2% in the three months ended September 30, 2020 compared to 2.7% in the three months ended September 30, 2019. Tactical Opportunities carrying value increased 10.7% in the three months ended September 30, 2020 compared to 1.0% in the three months ended September 30, 2019. The increase in our Real Estate segment was primarily attributable to higher unrealized appreciation of investment holdings in BREP opportunistic funds in the current quarter relative to the prior quarter. BREP opportunistic funds’ carrying value increased 6.4% in the three months ended September 30, 2020 compared to 3.8% in the three months ended September 30, 2019. The increase in our Credit & Insurance segment was primarily attributable to net unrealized appreciation of investments in our performing credit and distressed strategies in the three months ended September 30, 2020 compared to net unrealized depreciation in the three months ended September 30, 2019.
The increase in Management and Advisory Fees, Net was primarily due to increases in our Private Equity and Real Estate segments of $92.9 million and $76.7 million, respectively. The increase in our Private Equity segment was primarily due to the end of BCP VIII, BEP III and BXLS V’s fee holidays during the three months ended September 30, 2020. The increase in our Real Estate segment was primarily due to the end of BREP IX’s fee holiday in 2019, the commencement of BREP Europe VI’s investment period in the fourth quarter of 2019 along with the end of its fee holiday in the first quarter of 2020 and Fee-Earning Assets Under Management growth in core+ real estate.
The decrease in Other Revenue was primarily due to foreign exchange losses on our euro denominated bonds and cross-currency swaps.
Expenses
Expenses were $1.3 billion for the three months ended September 30, 2020, an increase of $385.6 million, compared to $947.2 million for the three months ended September 30, 2019. The increase was primarily attributable to an increase of $401.2 million in Total Compensation and Benefits, which was primarily due to an increase of $401.1 million in Performance Allocations Compensation. The increase in Performance Allocations Compensation was primarily due to the increase in Investment Income (Loss) – Performance Allocations, on which the compensation is based.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Revenues
Revenues were $2.5 billion for the nine months ended September 30, 2020, a decrease of $2.8 billion, compared to $5.2 billion for the nine months ended September 30, 2019. The decrease in Revenues was primarily attributable to decreases of $3.0 billion in Investment Income (Loss) and $196.0 million in Other Revenue, partially offset by an increase of $430.2 million in Management and Advisory Fees, Net.

The decrease in Investment Income (Loss) was primarily net unrealized depreciation of investment holdings driven by the impacts of
COVID-19.
Investment Income (Loss) in our Real Estate, Private Equity and Credit & Insurance segments decreased $1.8 billion, $518.6 million and $390.5 million, respectively. The decrease in our Real Estate segment was primarily attributable to net unrealized depreciation of investment holdings in BREP opportunistic funds and lower realized gains in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. BREP opportunistic funds’ carrying value decreased 1.1% in the nine months ended September 30, 2020 compared to an increase of 12.9% in the nine months ended September 30, 2019. The decrease in our Private Equity segment was primarily attributable to lower net unrealized appreciation of investment holdings in corporate private equity and net unrealized depreciation of investment holdings in Strategic Partners. Corporate private equity carrying value increased 0.4% in the nine months ended September 30, 2020 compared to 8.5% in the nine months ended September 30, 2019. Strategic Partners carrying value decreased 8.0% in the nine months ended September 30, 2020, which reflects a reporting lag of its underlying funds, compared to an increase of 11.5% in the nine months ended September 30, 2019. The decrease in our Credit & Insurance segment was primarily attributable to net unrealized depreciation of investments in our performing credit and distressed strategies in the nine months ended September 30, 2020 compared to net unrealized appreciation in the nine months ended September 30, 2019.
The decrease in Other Revenue was primarily due to foreign exchange losses on our euro denominated bonds and cross-currency swaps.
The increase in Management and Advisory Fees, Net was primarily due to increases in our Real Estate and Private Equity segments of $313.3 million and $97.9 million, respectively. The increase in our Real Estate segment was primarily due to the end of BREP IX’s fee holiday in 2019, the commencement of BREP Europe VI’s investment period in the fourth quarter of 2019 along with the end of its fee holiday in the first quarter of 2020 and Fee-Earning Assets Under Management growth in core+ real estate. The increase in our Private Equity segment was primarily due to the end of BCP VIII, BEP III and BXLS V’s fee holiday during the three months ended September 30, 2020 and a full nine months of Base Management Fees from Strategic Partners VIII, partially offset by a decrease in Transaction, Advisory and Other Fees, Net in BIP and BXCM.
Expenses
Expenses were $1.9 billion for the nine months ended September 30, 2020, a decrease of $983.2 million, compared to $2.9 billion for the nine months ended September 30, 2019. The decrease was primarily attributable to a decrease of $968.3 million in Total Compensation and Benefits, which was primarily due to a decrease of $994.3 million in Performance Allocations Compensation. The decrease in Performance Allocations Compensation was primarily due to the decrease in Investment Income (Loss) – Performance Allocations, on which the compensation is based.
Other Income (Loss)
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Other Income (Loss) was $101.1 million for the three months ended September 30, 2020, a decrease of $122.0 million, compared to $223.1 million for the three months ended September 30, 2019. The decrease in Other Income (Loss) was due to a decrease of $182.3 million in Change in Tax Receivable Agreement Liability, partially offset by an increase of $60.3 million in Net Gains (Losses) from Fund Investment Activities.
The decrease in Change in Tax Receivable Agreement Liability was primarily due to the reduction of the estimated cash savings to be realized by Blackstone recorded in relation to the Conversion during the three months ended September 30, 2019.
The increase in Other Income (Loss) – Net Gain (Losses) from Fund Investment Activities was primarily due to increases of $41.1 million in our Private Equity segment and $21.2 million in our Real Estate segment. The increase in our Private Equity segment was primarily due to appreciation of investments in our consolidated Private Equity segment funds. The increase in our Real Estate segment was primarily driven by appreciation of investments in our consolidated Real Estate segment funds.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Other Income (Loss) was $(68.5) million for the nine months ended September 30, 2020, a decrease of $483.0 million, compared to $414.5 million for the nine months ended September 30, 2019. The decrease in Other Income (Loss) was due to decreases of $300.2 million in Net Gains (Losses) from Fund Investment Activities and $182.8 million in Change in Tax Receivable Agreement Liability.
The decrease in Other Income (Loss) – Net Gain (Losses) from Fund Investment Activities was primarily due to decreases of $187.6 million in our Credit & Insurance segment, $92.3 million in our Real Estate segment and $22.1 million in our Private Equity segment. The decrease in our Credit & Insurance segment was primarily driven by depreciation of consolidated CLOs and other vehicles during the first six months of 2020 and the deconsolidation of nine CLO vehicles during the three months ended September 30, 2020. See Note 9. “Variable Interest Entities” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. The decrease in our Real Estate segment was primarily driven by depreciation of investments in our consolidated Real Estate segment funds. The decrease in our Private Equity segment was primarily due to depreciation of investments in our consolidated Private Equity segment funds.
The decrease in Change in Tax Receivable Agreement Liability was primarily due to the reduction of the estimated cash savings to be realized by Blackstone recorded in relation to the Conversion during the nine months ended September 30, 2019.
Provision (Benefit) for Taxes
The following table summarizes Blackstone’s tax position:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in Thousands)
Income Before Provision (Benefit) for Taxes	$1,801,111	$1,010,949	$537,014	$2,810,678
Provision (Benefit) for Taxes	$100,960	$(156,786)	$89,672	$(76,895)
Effective Income Tax Rate	5.6%	-15.5%	16.7%	-2.7%
The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

	Three Months Ended		2020	Nine Months Ended		2020
	September 30,		vs.	September 30,		vs.
	2020	2019	2019	2020	2019	2019
Statutory U.S. Federal Income Tax Rate	21.0%	21.0%	—	21.0%	21.0%	—
Income Passed Through to Common Unitholders and Non-Controlling Interest Holders (a)	-11.0%	-8.7%	-2.3%	2.0%	-13.8%	15.8%
State and Local Income Taxes	1.7%	2.5%	-0.8%	5.0%	1.6%	3.4%
Change to a Taxable Corporation	2.0%	-22.9%	24.9%	6.8%	-8.2%	15.0%
Change in Valuation Allowance	-7.4%	-3.0%	-4.4%	-13.1%	-1.1%	-12.0%
Other	-0.7%	-4.4%	3.7%	-5.0%	-2.2%	-2.8%

Effective Income Tax Rate	5.6%	-15.5%	21.1%	16.7%	-2.7%	19.4%

(a)
Includes income that was not taxable to Blackstone and its subsidiaries. Such income was directly taxable to shareholders of Blackstone’s Class A common stock for the period prior to the Conversion and remains taxable to Blackstone’s non-controlling interest holders.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Blackstone’s Provision (Benefit) for Taxes for the three months ended September 30, 2020 and 2019 was $101.0 million and $(156.8) million, respectively. This resulted in an effective tax rate of 5.6% and -15.5%, respectively, based on our Income Before Provision (Benefit) for Taxes of $1.8 billion and $1.0 billion, respectively.
The increase in Blackstone’s effective tax rate for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, was primarily due to a tax benefit recorded on the date of the Conversion in the three months ended September 30, 2019 while an adjustment to the tax basis at the date of the Conversion resulted in a change to the step-up amounts resulting in an increase to the effective tax rate for the three months ended September 30, 2020.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Blackstone’s Provision (Benefit) for Taxes for the nine months ended September 30, 2020 and 2019 was $89.7 million and $(76.9) million, respectively. This resulted in an effective tax rate of 16.7% and -2.7%, respectively, based on our Income Before Provision (Benefit) for Taxes of $537.0 million and $2.8 billion, respectively.
The increase in Blackstone’s effective tax rate for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, resulted primarily from the Conversion. For the nine months ended September 30, 2020, Blackstone was a corporation subject to federal and state corporate income taxes while for the first six months of the nine months ended September 30, 2019, The Blackstone Group L.P. was a publicly traded partnership with income directly taxable to common unitholders. The tax benefit recorded on the date of the Conversion was reflected in the nine months ended September 30, 2019 while an adjustment to the tax basis at the date of the Conversion resulted in a change to the step-up amounts resulting in an increase to the effective tax rate for the period ended September 30, 2020. In addition, the decrease in the comparative effective tax rates attributable to the valuation allowance resulted from a greater utilization of tax benefit on asset dispositions in the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019.
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
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings is derived from the Income Before Provision (Benefit) for Taxes at the Blackstone Holdings level, excluding the Net Gains from Fund Investment Activities and the percentage allocation of the income between Blackstone personnel and others who are limited partners of Blackstone Holdings and Blackstone after considering any contractual arrangements that govern the allocation of income such as fees allocable to Blackstone.
For the three months ended September 30, 2020 and 2019, the Net Income Before Taxes allocated to Blackstone Holdings was 42.5% and 43.9%, respectively. For the nine months ended September 30, 2020 and 2019, the Net Income Before Taxes allocated to Blackstone Holdings was 42.8% and 44.0%, respectively. The decrease of 1.4% was primarily due to conversions of Blackstone Holdings Partnership Units to shares of Class A common stock and the vesting of shares of Class A common stock. The decrease of 1.2% was primarily due to conversions of Blackstone Holdings Partnership Units to shares of Class A common stock and the vesting of shares of Class A common stock.

The Other Income (Loss) — Reduction of Tax Receivable Agreement Liability was entirely allocated to The Blackstone Group Inc.
Operating Metrics
The following graphs and tables summarize the Fee-Earning Assets Under Management and Total Assets Under Management by Segment, followed by a rollforward of activity for the three and nine months ended September 30, 2020 and 2019. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management”:

Note: Totals may not add due to rounding.

	Three Months Ended
	September 30, 2020					September 30, 2019
		Private	Hedge Fund	Credit &			Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total	Real Estate	Equity	Solutions	Insurance	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$134,260,348	$129,284,112	$70,200,141	$102,081,334	$435,825,935	$112,287,094	$96,467,272	$74,653,420	$104,456,856	$387,864,642
Inflows (a)	2,699,443	3,484,762	1,212,210	4,395,110	11,791,525	7,452,469	3,192,294	2,933,919	4,394,501	17,973,183
Outflows (b)	(598,167)	(348,264)	(1,597,334)	(2,225,960)	(4,769,725)	(552,062)	(107,764)	(2,411,329)	(1,845,621)	(4,916,776)

Net Inflows (Outflows)	2,101,276	3,136,498	(385,124)	2,169,150	7,021,800	6,900,407	3,084,530	522,590	2,548,880	13,056,407
Realizations (c)	(1,434,732)	(1,599,451)	(191,067)	(868,061)	(4,093,311)	(2,897,640)	(1,734,713)	(264,575)	(1,648,338)	(6,545,266)
Market Activity (d)(g)	2,950,748	(1,119,411)	2,075,843	1,849,474	5,756,654	459,444	119,782	(33,459)	(783,107)	(237,340)

Balance, End of Period (e)	$137,877,640	$129,701,748	$71,699,793	$105,231,897	$444,511,078	$116,749,305	$97,936,871	$74,877,976	$104,574,291	$394,138,443

Increase	$3,617,292	$417,636	$1,499,652	$3,150,563	$8,685,143	$4,462,211	$1,469,599	$224,556	$117,435	$6,273,801
Increase	3%	—	2%	3%	2%	4%	2%	—	—	2%

	Nine Months Ended
	September 30, 2020					September 30, 2019
		Private	Hedge Fund	Credit &			Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total	Real Estate	Equity	Solutions	Insurance	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$128,214,137	$97,773,964	$75,636,004	$106,450,747	$408,074,852	$93,252,724	$80,008,166	$72,280,606	$96,986,011	$342,527,507
Inflows (a)	15,700,961	42,791,555	7,059,855	12,583,218	78,135,589	35,316,594	25,578,739	8,146,690	15,808,592	84,850,615
Outflows (b)	(2,339,240)	(5,906,383)	(8,797,597)	(7,047,417)	(24,090,637)	(6,388,317)	(1,280,707)	(8,422,705)	(7,319,669)	(23,411,398)

Net Inflows (Outflows)	13,361,721	36,885,172	(1,737,742)	5,535,801	54,044,952	28,928,277	24,298,032	(276,015)	8,488,923	61,439,217
Realizations (c)	(5,130,844)	(3,642,967)	(838,012)	(3,376,479)	(12,988,302)	(7,486,830)	(6,399,686)	(705,027)	(3,816,607)	(18,408,150)
Market Activity (d)(h)	1,432,626	(1,314,421)	(1,360,457)	(3,378,172)	(4,620,424)	2,055,134	30,359	3,578,412	2,915,964	8,579,869

Balance, End of Period (e)	$137,877,640	$129,701,748	$71,699,793	$105,231,897	$444,511,078	$116,749,305	$97,936,871	$74,877,976	$104,574,291	$394,138,443

Increase (Decrease)	$9,663,503	$31,927,784	$(3,936,211)	$(1,218,850)	$36,436,226	$23,496,581	$17,928,705	$2,597,370	$7,588,280	$51,610,936
Increase (Decrease)	8%	33%	-5%	-1%	9%	25%	22%	4%	8%	15%
Annualized Base Management Fee Rate (f)	1.15%	0.96%	0.80%	0.58%	0.90%	1.00%	1.09%	0.75%	0.58%	0.86%

	Three Months Ended
	September 30, 2020					September 30, 2019
		Private	Hedge Fund	Credit &			Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total	Real Estate	Equity	Solutions	Insurance	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$166,723,844	$184,118,135	$75,668,139	$137,819,970	$564,330,088	$153,604,820	$171,171,687	$81,435,680	$139,270,150	$545,482,337
Inflows (a)	3,872,574	3,942,139	1,717,874	5,605,092	15,137,679	6,745,847	3,254,530	3,164,093	7,226,533	20,391,003
Outflows (b)	(1,655,318)	(545,896)	(1,664,698)	(1,678,614)	(5,544,526)	(565,777)	(349,478)	(3,069,993)	(2,023,018)	(6,008,266)

Net Inflows	2,217,256	3,396,243	53,176	3,926,478	9,593,153	6,180,070	2,905,052	94,100	5,203,515	14,382,737
Realizations (c)	(1,854,440)	(4,665,183)	(192,729)	(1,225,152)	(7,937,504)	(4,575,981)	(2,812,162)	(305,905)	(2,053,920)	(9,747,968)
Market Activity (d)(i)	6,709,934	6,304,621	2,260,127	3,115,794	18,390,476	1,867,364	2,593,823	(69,485)	(486,465)	3,905,237

Balance, End of Period (e)	$173,796,594	$189,153,816	$77,788,713	$143,637,090	$584,376,213	$157,076,273	$173,858,400	$81,154,390	$141,933,280	$554,022,343

Increase (Decrease)	$7,072,750	$5,035,681	$2,120,574	$5,817,120	$20,046,125	$3,471,453	$2,686,713	$(281,290)	$2,663,130	$8,540,006
Increase (Decrease)	4%	3%	3%	4%	4%	2%	2%	—	2%	2%

	Nine Months Ended
	September 30, 2020					September 30, 2019
		Private	Hedge Fund	Credit &			Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total	Real Estate	Equity	Solutions	Insurance	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$163,156,064	$182,886,109	$80,738,112	$144,342,178	$571,122,463	$136,247,229	$130,665,286	$77,814,516	$127,515,286	$472,242,317
Inflows (a)	21,410,378	18,013,698	8,288,396	15,006,778	62,719,250	26,144,532	48,532,796	9,545,687	24,186,221	108,409,236
Outflows (b)	(3,162,867)	(1,613,171)	(9,164,596)	(6,866,875)	(20,807,509)	(2,315,886)	(771,379)	(9,292,182)	(8,919,680)	(21,299,127)

Net Inflows (Outflows)	18,247,511	16,400,527	(876,200)	8,139,903	41,911,741	23,828,646	47,761,417	253,505	15,266,541	87,110,109
Realizations (c)	(6,637,440)	(9,686,514)	(848,559)	(4,504,487)	(21,677,000)	(11,623,877)	(11,233,505)	(788,589)	(4,956,581)	(28,602,552)
Market Activity (d)(j)	(969,541)	(446,306)	(1,224,640)	(4,340,504)	(6,980,991)	8,624,275	6,665,202	3,874,958	4,108,034	23,272,469

Balance, End of Period (e)	$173,796,594	$189,153,816	$77,788,713	$143,637,090	$584,376,213	$157,076,273	$173,858,400	$81,154,390	$141,933,280	$554,022,343

Increase (Decrease)	$10,640,530	$6,267,707	$(2,949,399)	$(705,088)	$13,253,750	$20,829,044	$43,193,114	$3,339,874	$14,417,994	$81,780,026
Increase (Decrease)	7%	3%	-4%	—	2%	15%	33%	4%	11%	17%

(a)	Inflows represent contributions, capital raised, other increases in available capital (recallable capital, increased side-by-side commitments), purchases, inter-segment allocations and acquisitions.
(b)	Outflows represent redemptions, client withdrawals and decreases in available capital (expired capital, expense drawdowns and decreased side-by-side commitments).
(c)	Realizations represent realizations from the disposition of assets or capital returned to investors from CLOs.
(d)	Market activity includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Assets Under Management are reported in the segment where the assets are managed.
(f)
Effective January 1, 2020, Blackstone updated its calculation methodology as follows: annualized year to date Base Management Fee divided by the average of the beginning of year and each quarter end’s Fee-Earning Assets Under Management in the reporting period. Prior periods have been recast for this update.

(g)
For the three months ended September 30, 2020, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $1.2 billion, $932.6 million and $2.1 billion for the Real Estate, Credit & Insurance and Total segments, respectively. For the three months ended September 30, 2019, such impact was $(709.0) million, $(416.1) million and $(1.1) billion for the Real Estate, Credit & Insurance and Total segments, respectively.

(h)
For the nine months ended September 30, 2020, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $983.1 million, $918.3 million and $1.9 billion for the Real Estate, Credit & Insurance and Total segments, respectively. For the nine months ended September 30, 2019, such impact was $(791.1) million, $(688.1) million and $(1.5) billion for the Real Estate, Credit & Insurance and Total segments, respectively.

(i)
For the three months ended September 30, 2020, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $2.1 billion, $432.8 million, $1.1 billion and $3.6 billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively. For the three months ended September 30, 2019, such impact was $(2.1) billion, $(411.8) million, $(434.2) million and $(2.9) billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively.

(j)
For the nine months ended September 30, 2020, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $1.6 billion, $(131.8) million, $1.0 billion and $2.5 billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively. For the nine months ended September 30, 2019, such impact was $(2.4) billion, $(304.5) million, $(731.1) million and $(3.4) billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively.

Fee-Earning Assets Under Management
Fee-Earning Assets Under Management were $444.5 billion at September 30, 2020, an increase of $8.7 billion, compared to $435.8 billion at June 30, 2020. The net increase was due to:

•	Inflows of $11.8 billion primarily attributable to:

o
$4.4 billion in our Credit & Insurance segment driven by $1.5 billion from certain long only and MLP strategies, $1.1 billion of capital raised from CLOs, $1.1 billion from direct lending and $636.3 million from BIS,

o	$3.5 billion in our Private Equity segment driven by $2.3 billion from BXG, $673.1 million from Tactical Opportunities and $539.9 million from Strategic Partners,

o	$2.7 billion in our Real Estate segment driven by $1.3 billion from BREIT, $1.0 billion from BREDS and $388.6 million from BPP and co-investment, and

o	$1.2 billion in our Hedge Fund Solutions segment driven by $1.0 billion from individual investor and specialized solutions.

•	Market activity of $5.8 billion primarily attributable to:

o
$3.0 billion of market appreciation in our Real Estate segment driven by $2.2 billion from core+ real estate (including $1.2 billion from foreign exchange appreciation), $513.2 million of foreign exchange appreciation from BREP opportunistic funds and co-investment and $268.8 million from BREDS,

o	$2.1 billion of market appreciation in our Hedge Fund Solutions segment driven by returns from BAAM’s Principal Solutions Composite of 3.0% gross and 2.8% net,

o
$1.8 billion of market appreciation in our Credit & Insurance segment driven by $617.1 million from CLOs, $588.6 million from certain long only and MLP strategies, $320.7 million from direct lending and $164.2 million from distressed strategies, which included $932.6 million of foreign exchange appreciation across the segment, and

o	$1.1 billion of market depreciation in our Private Equity segment driven by Strategic Partners, which reflects a reporting lag of its underlying funds.
Offsetting these increases were:

•	Outflows of $4.8 billion primarily attributable to:

o	$2.2 billion in our Credit & Insurance segment driven by $1.1 billion from certain long only and MLP strategies and $995.9 million from direct lending, and

o	$1.6 billion in our Hedge Fund Solutions segment driven by $898.5 million from individual investor and specialized solutions and $695.4 million from customized solutions.

•	Realizations of $4.1 billion primarily attributable to:

o	$1.6 billion in our Private Equity segment driven by $575.2 million from Tactical Opportunities, $542.9 million from Strategic Partners and $480.3 million from corporate private equity,

o	$1.4 billion in our Real Estate segment driven by $685.0 million from BREDS, $506.8 million from core+ real estate and $242.9 million from BREP opportunistic and co-investment, and

o
$868.1 million in our Credit & Insurance segment driven by $365.4 million from distressed strategies, $219.5 million from CLOs, $140.3 million from certain long only and MLP strategies and $116.1 million from direct lending.

Fee-Earning Assets Under Management were $444.5 billion at September 30, 2020, an increase of $36.4 billion, compared to $408.1 billion at December 31, 2019. The net increase was due to:

•	Inflows of $78.1 billion primarily attributable to:

o
$42.8 billion in our Private Equity segment driven by $28.5 billion from corporate private equity, primarily related to the commencement of BCP VIII and BEP III’s investment periods, $4.9 billion from BXLS, related to the commencement of BXLS V’s investment period, $4.5 billion from Strategic Partners, $2.3 billion from BXG, $1.9 billion from Tactical Opportunities and $721.8 million from multi-asset products,

o
$15.7 billion in our Real Estate segment driven by $7.5 billion from BREIT, $4.0 billion from BREDS, $1.8 billion from BREP opportunistic funds and co-investment, $1.1 billion from BPP Asia and co-investment, $757.0 million from BPP U.S. and co-investment and $483.9 million from BPP Europe and co-investment,

o
$12.6 billion in our Credit & Insurance segment driven by $4.2 billion from certain long only and MLP strategies, $3.3 billion of capital raised from CLOs, $3.3 billion from our structured products group, $3.1 billion from direct lending, $1.5 billion from BIS, $911.0 million from mezzanine funds and $894.6 million from distressed strategies, all partially offset by $5.2 billion of allocations to various strategies and other segments, and

o
$7.1 billion in our Hedge Fund Solutions segment driven by $4.7 billion from individual investor and specialized solutions, $1.4 billion from customized solutions and $952.8 million from commingled products.

Offsetting these increases were:

•	Outflows of $24.1 billion primarily attributable to:

o
$8.8 billion in our Hedge Fund Solutions segment driven by $4.6 billion from individual investor and specialized solutions, $3.3 billion from customized solutions and $911.4 million from commingled products,

o	$7.0 billion in our Credit & Insurance segment driven by $5.3 billion from certain long only and MLP strategies, $1.1 billion from direct lending and $284.7 million from distressed strategies,

o
$5.9 billion in our Private Equity segment driven by $4.6 billion from corporate private equity primarily due to the end of BCP VII and BEP II’s investment periods, $707.0 million from Strategic Partners, $498.0 million from BXLS due to the end of Clarus IV’s investment period and $105.4 million from multi-asset products, and

o	$2.3 billion in our Real Estate segment driven by $1.2 billion from BREIT, $690.7 million from BREDS, $256.0 million from BPP U.S. and co-investment and $145.5 million from BPP Europe.

•	Realizations of $13.0 billion primarily attributable to:

o	$5.1 billion in our Real Estate segment driven by $2.2 billion from BREDS, $2.2 billion from core+ real estate and $773.7 million from BREP opportunistic funds and co-investment,

o	$3.6 billion in our Private Equity segment driven by $1.5 billion from Tactical Opportunities, $1.1 billion from Strategic Partners and $1.1 billion from corporate private equity, and

o
$3.4 billion in our Credit & Insurance segment driven by $1.1 billion from distressed strategies, $714.0 million from CLOs, $597.4 million from mezzanine funds, $532.4 million from direct lending and $440.5 million from certain long only and MLP strategies.

•	Market depreciation of $4.6 billion driven in large part by the market impacts of COVID-19 on the fair value components of Fee-Earning Assets Under Management unless otherwise stated:

o
$3.4 billion of market depreciation in our Credit & Insurance segment driven by depreciation of $3.5 billion from certain long only and MLP strategies and $448.0 million from distressed strategies, partially offset by $568.6 million of market appreciation from CLOs, all of which included $918.3 million of foreign exchange appreciation across the segment,

o	$1.4 billion of market depreciation in our Hedge Fund Solutions segment driven by returns from BAAM’s Principal Solutions Composite of -0.1% gross and -0.7% net,

o	$1.3 billion of market depreciation in our Private Equity segment driven by Strategic Partners, which reflects a reporting lag of its underlying funds, and

o
$1.4 billion of market appreciation in our Real Estate segment driven by $1.3 billion from core+ real estate (including $432.2 million from foreign exchange depreciation), $550.6 million from BREP opportunistic and co-investment and $384.4 million from BREDS.

Total Assets Under Management
Total Assets Under Management were $584.4 billion at September 30, 2020, an increase of $20.0 billion, compared to $564.3 billion at June 30, 2020. The net increase was due to:

•	Market activity of $18.4 billion primarily attributable to:

o
$6.7 billion of market appreciation in our Real Estate segment driven by carrying value increases in opportunistic and core+ real estate of 6.4% and 3.5%, respectively, which includes $2.1 billion of foreign exchange appreciation across the segment,

o
$6.3 billion of market appreciation in our Private Equity segment driven by carrying value increases in corporate private equity and Tactical Opportunities of 12.2% and 10.7%, respectively, which included $432.8 million of foreign exchange appreciation across the segment,

o
$3.1 billion of market appreciation in our Credit & Insurance segment driven by $686.1 million from direct lending, $678.9 million from certain long only and MLP strategies, $583.9 million from CLOs, $569.9 million from distressed strategies and $439.6 million from mezzanine funds, which included $1.1 billion of foreign exchange appreciation across the segment, and

o	$2.3 billion of market appreciation in our Hedge Fund Solutions segment driven by reasons noted above in Fee-Earning Assets Under Management.
Total Assets Under Management market activity in our Real Estate and Private Equity segments generally represents the change in fair value of the investments held and typically exceeds the Fee-Earning Assets Under Management market activity.

•	Inflows of $15.1 billion primarily attributable to:

o
$5.6 billion in our Credit & Insurance segment driven by $1.7 billion from mezzanine funds, $1.6 billion from certain long only and MLP strategies, $1.1 billion of capital raised from CLOs, $636.3 million from BIS and $585.0 million from direct lending,

o
$3.9 billion in our Private Equity segment driven by $2.5 billion from BXG, $290.4 million from corporate private equity, $263.1 million from Tactical Opportunities, $149.8 million from Strategic Partners and $139.6 million from multi-asset products,

o
$3.9 billion in our Real Estate segment driven by $1.3 billion from BREDS, $1.3 billion from BREIT, $494.1 million from BPP Europe and co-investment, $320.6 million from BPP U.S. and co-investment, $259.0 million from BREP opportunistic funds and co-investment and $229.4 million from BPP Asia, and

o
$1.7 billion in our Hedge Fund Solutions segment driven by $1.0 billion from individual investor and specialized solutions, $371.2 million from commingled products and $314.8 million from customized solutions.

Offsetting these increases were:

•	Realizations of $7.9 billion primarily attributable to:

o	$4.7 billion in our Private Equity segment driven by $3.2 billion from corporate private equity, $744.5 million from Tactical Opportunities and $696.2 million from Strategic Partners,

o	$1.9 billion in our Real Estate segment driven by $758.3 million from BREDS, $578.8 million from BREP opportunistic and co-investment and $517.3 million from core+ real estate, and

o
$1.2 billion in our Credit & Insurance segment driven by $483.9 million from distressed strategies, $280.0 million from direct lending, $219.5 million from CLOs and $156.3 million from certain long only and MLP strategies.

Total Assets Under Management realizations in our Real Estate and Private Equity segments generally represents the total proceeds and typically exceeds the Fee-Earning Assets Under Management realizations which generally represents only the invested capital.

•	Outflows of $5.5 billion primarily attributable to:

o	$1.7 billion in our Credit & Insurance segment driven by $1.1 billion from certain long only and MLP strategies and $356.6 million from direct lending,

o	$1.7 billion in our Hedge Fund Solutions segment driven by $942.5 million from individual investor and specialized solutions and $710.4 million from customized solutions, and

o	$1.7 billion in our Real Estate segment driven by redemptions from BREIT, BREDS liquid funds, BPP U.S. and BPP Europe.
Total Assets Under Management were $584.4 billion at September 30, 2020, an increase of $13.3 billion, compared to $571.1 billion at December 31, 2019. The net increase was due to:

•	Inflows of $62.7 billion primarily attributable to:

o
$21.4 billion in our Real Estate segment driven by $8.5 billion from BREDS, $7.5 billion from BREIT, $2.1 billion from BREP opportunistic funds and co-investment, $1.4 billion from BPP Asia and co-investment, $975.7 million from BPP U.S. and co-investment and $907.3 million from BPP Europe and co-investment,

o
$18.0 billion in our Private Equity segment driven by $7.1 billion from corporate private equity, $4.0 billion from Strategic Partners, $2.5 billion from BXG, $2.0 billion from BXLS, $1.6 billion from Tactical Opportunities and $888.0 million from BIP,

o
$15.0 billion in our Credit & Insurance segment driven by $6.6 billion from our structured products group, $4.9 billion from certain long only and MLP strategies, $3.4 billion from direct lending, $3.3 billion of capital raised from CLOs, $2.9 billion from mezzanine funds, $1.5 billion from BIS and $210.3 million from distressed strategies, all partially offset by $8.4 billion of allocations to various strategies and other segments, and

o
$8.3 billion in our Hedge Fund Solutions segment driven by $5.0 billion from individual investor and specialized solutions, $2.1 billion from customized solutions and $1.2 billion from commingled products.

Offsetting these increases were:

•	Realizations of $21.7 billion primarily attributable to:

o
$9.7 billion in our Private Equity segment driven by $5.2 billion from corporate private equity, $2.3 billion from Tactical Opportunities, $1.8 billion from Strategic Partners and $437.2 million from BXLS,

o	$6.6 billion in our Real Estate segment driven by $2.8 billion from BREP opportunistic and co-investment, $2.2 billion from core+ real estate and $1.6 billion from BREDS, and

o
$4.5 billion in our Credit & Insurance segment driven by $1.2 billion from distressed strategies, $1.1 billion from mezzanine funds, $1.0 billion from direct lending, $714.0 million from CLOs and $490.6 million from certain long only and MLP strategies.

•	Outflows of $20.8 billion primarily attributable to:

o
$9.2 billion in our Hedge Fund Solutions segment driven by $4.7 billion from individual investor and specialized solutions, $3.4 billion from customized solutions and $1.1 billion from commingled products,

o	$6.9 billion in our Credit & Insurance segment driven by $5.7 billion from certain long only and MLP strategies, $483.2 million from direct lending and $391.4 million from CLOs,

o	$3.2 billion in our Real Estate segment driven by $1.7 billion from core+ real estate, $1.1 billion from BREP opportunistic funds and co-investment and $323.3 million from BREDS, and

o
$1.6 billion in our Private Equity segment driven by $574.8 million from multi-asset products, $405.4 million from corporate private equity, $290.3 million from Tactical Opportunities, $191.6 million from Strategic Partners and $151.1 million from BXLS.

•	Market depreciation of $7.0 billion driven in large part by the market impacts of COVID-19 on the fair value components of Total Assets Under Management unless otherwise noted:

o
$4.3 billion of market depreciation in our Credit & Insurance segment driven by depreciation of $3.7 billion from certain long only and MLP strategies and $1.2 billion from distressed strategies, partially offset by market appreciation of $559.8 million from CLOs, all of which included $1.0 billion of foreign exchange depreciation across the segment,

o	$1.2 billion of market depreciation in our Hedge Fund Solutions segment driven by reasons noted above in Fee-Earning Assets Under Management, and

o
$969.5 million of market depreciation in our Real Estate segment driven by $2.9 billion from BREDS, partially offset by $1.4 billion of market appreciation from core+ real estate (including $449.0 million of foreign exchange appreciation) and $480.7 million of market appreciation from BREP opportunistic funds and co-investment (including $1.2 billion of foreign exchange appreciation and $674.3 million of market depreciation).

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
The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of September 30, 2020 and 2019. Net Accrued Performance Revenues presented do not include clawback amounts, if any, which are disclosed in Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. See “— Non-GAAP Financial Measures” for our reconciliation of Net Accrued Performance Revenues.

	September 30,
	2020	2019
	(Dollars in Millions)
Real Estate
BREP IV	$8	$11
BREP V	7	16
BREP VI	46	75
BREP VII	238	501
BREP VIII	782	597
BREP IX	90	—
BREP Europe IV	104	221
BREP Europe V	179	171
BREP Asia I	102	162
BPP	227	257
BREIT	—	59
BREDS	6	28
BTAS	42	45

Total Real Estate (a)	1,831	2,142

Private Equity
BCP IV	19	24
BCP VI	668	723
BCP VII	458	382
BCP Asia	40	7
BEP I	23	133
BEP II	—	8
BCEP	85	36
Tactical Opportunities (b)	148	106
Strategic Partners	76	133
BXLS	7	4
BTAS/Other	20	53

Total Private Equity (a)	1,544	1,607

Hedge Fund Solutions	54	57

Credit & Insurance	121	235

Total Blackstone Net Accrued Performance Revenues	$3,550	$4,042

Note:	Totals may not add due to rounding.
(a)	Real Estate and Private Equity include Co-Investments, as applicable.
(b)	Tactical Opportunities includes Blackstone Growth.
For the twelve months ended September 30, 2020, Net Accrued Performance Revenues receivable declined due to Net Accrued Performance Revenues of $439.5 million and net realized distributions of $932.4 million.

Invested Performance Eligible Assets Under Management
The following presents our Invested Performance Eligible Assets Under Management as of quarter end for each period:

Note:	Totals may not add due to rounding.

Perpetual Capital
The following presents our Perpetual Capital assets under management as of quarter end for each period:

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

The following table presents the investment record of our significant drawdown funds from inception through September 30, 2020:

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized		Total
	(Dollars/Euros in Thousands, Except Where Noted)

Real Estate
Pre-BREP	$ 140,714	$ —	$ —	N/A	—	$ 345,190	2.5x	$ 345,190	2.5x	33%		33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	—	1,327,708	2.8x	1,327,708	2.8x	40%		40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	—	2,531,614	2.1x	2,531,614	2.1x	19%		19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	N/A	—	3,330,406	2.4x	3,330,406	2.4x	21%		21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	33,534	0.1x	56%	4,544,926	2.2x	4,578,460	1.7x	28%		12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	170,327	0.7x	45%	13,070,382	2.4x	13,240,709	2.3x	12%		11%
BREP VI (Feb 2007 / Aug 2011)	11,060,444	—	566,600	2.3x	77%	27,181,375	2.5x	27,747,975	2.5x	13%		13%
BREP VII (Aug 2011 / Apr 2015)	13,496,823	1,711,538	5,559,666	1.2x	7%	22,853,427	2.1x	28,413,093	1.9x	22%		14%
BREP VIII (Apr 2015 / Jun 2019)	16,567,256	2,737,862	18,983,652	1.5x	—	7,274,206	1.7x	26,257,858	1.5x	26%		14%
*BREP IX (Jun 2019 / Dec 2024)	20,891,658	14,629,333	7,094,976	1.1x	7%	1,001,040	1.4x	8,096,016	1.2x	N/	M	16%

Total Global BREP	$ 72,996,762	$ 19,078,733	$ 32,408,755	1.3x	4%	$ 83,460,274	2.2x	$115,869,029	1.9x	18%		15%

BREP Int’l (Jan 2001 / Sep 2005)	€ 824,172	€ —	€ —	N/A	—	€ 1,373,170	2.1x	€ 1,373,170	2.1x	23%		23%
BREP Int’l II (Sep 2005 / Jun 2008) (e)	1,629,748	—	—	N/A	—	2,576,670	1.8x	2,576,670	1.8x	8%		8%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,167	—	380,890	0.6x	—	5,738,120	2.5x	6,119,010	2.1x	20%		14%
BREP Europe IV (Sep 2013 / Dec 2016)	6,710,146	1,337,217	2,555,556	1.3x	—	8,999,310	2.0x	11,554,866	1.8x	22%		15%
BREP Europe V (Dec 2016 / Oct 2019)	7,949,959	1,602,716	7,876,826	1.3x	—	778,365	2.6x	8,655,191	1.3x	50%		10%
*BREP Europe VI (Oct 2019 / Apr 2025)	9,786,439	7,287,480	2,380,731	1.0x	9%	—	N/A	2,380,731	1.0x	N/	A	-12%

Total BREP Europe	€ 30,105,631	€ 10,227,413	€ 13,194,003	1.2x	2%	€ 19,465,635	2.1x	€ 32,659,638	1.6x	16%		12%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized		Total
	(Dollars/Euros in Thousands, Except Where Noted)

Real Estate (continued)
BREP Asia I (Jun 2013 / Dec 2017)	$ 4,598,089	$ 1,281,985	$ 3,132,457	1.4x	15%	$ 4,295,614	1.9x	$ 7,428,071	1.6x	20%		12%
*BREP Asia II (Dec 2017 / Jun 2023)	7,302,307	4,160,393	3,402,501	1.1x	12%	228,667	1.6x	3,631,168	1.1x	44%		2%
BREP Co-Investment (f)	7,055,974	154,831	1,977,271	2.7x	—	13,309,647	2.1x	15,286,918	2.2x	15%		16%

Total BREP	$ 127,797,844	$ 36,663,494	$ 56,042,120	1.3x	5%	$ 125,828,531	2.2x	$ 181,870,651	1.8x	17%		15%

*Core+ BPP (Various) (g)	$ N/A	$ N/A	$ 34,168,173	N/A	—	$ 7,275,374	N/A	$ 41,443,547	N/A	N/	M	8%
*Core+ BREIT (Various) (h)	N/A	N/A	18,967,371	N/A	—	581,771	N/A	19,549,142	N/A	N	/A	8%
*BREDS High-Yield (Various) (i)	19,993,148	10,225,525	2,641,559	1.0x	—	13,095,502	1.3x	15,737,061	1.2x	11%		10%
Private Equity
Corporate Private Equity
BCP I (Oct 1987 / Oct 1993)	$ 859,081	$ —	$ —	N/A	—	$ 1,741,738	2.6x	$ 1,741,738	2.6x	19%		19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	—	3,256,819	2.5x	3,256,819	2.5x	32%		32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	N/A	—	9,184,688	2.3x	9,184,688	2.3x	14%		14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	12,368	N/A	—	2,953,649	1.4x	2,966,017	1.4x	6%		6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	189,764	164,991	2.1x	—	21,417,821	2.9x	21,582,812	2.9x	36%		36%
BCP V (Dec 2005 / Jan 2011)	21,009,112	1,035,259	739,282	1.5x	45%	37,212,862	1.9x	37,952,144	1.9x	8%		8%
BCP VI (Jan 2011 / May 2016)	15,202,400	1,164,970	10,954,940	1.7x	52%	17,663,965	2.1x	28,618,905	1.9x	18%		12%
BCP VII (May 2016 / Feb 2020)	18,808,535	2,514,185	21,067,624	1.3x	2%	1,763,411	1.8x	22,831,035	1.4x	48%		12%
*BCP VIII (Feb 2020 / Feb 2026)	24,839,835	24,799,808	(739)	N/A	100%	—	N/A	(739)	N/A	N/	A	N/	A
Energy I (Aug 2011 / Feb 2015)	2,441,558	142,138	646,099	0.9x	20%	3,328,596	1.9x	3,974,695	1.7x	15%		10%
Energy II (Feb 2015 / Feb 2020)	4,913,595	280,193	3,595,443	0.8x	7%	350,161	2.1x	3,945,604	0.9x	58%		-12%
*Energy III (Feb 2020 / Feb 2026)	4,213,068	3,653,144	494,356	1.0x	80%	—	N/A	494,356	1.0x	N/	A	N/	M
*BCP Asia (Dec 2017 / Dec 2023)	2,417,554	1,319,702	1,575,821	1.5x	12%	160,023	2.2x	1,735,844	1.5x	159%		28%
*Core Private Equity (Jan 2017 / Jan 2021) (j)	4,756,127	1,429,242	5,022,859	1.5x	—	468,926	1.8x	5,491,785	1.5x	36%		17%

Total Corporate Private Equity	$ 113,699,899	$ 36,552,980	$ 44,273,044	1.3x	17%	$ 99,502,659	2.1x	$ 143,775,703	1.8x	16%		15%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized		Total
	(Dollars/Euros in Thousands, Except Where Noted)
Private Equity (continued)
Tactical Opportunities
*Tactical Opportunities (Various)	$ 22,722,239	$ 8,056,105	$ 11,386,499	1.1x	7%	$ 10,532,523	1.7x	$21,919,022	1.4x	17%		9%
*Tactical Opportunities Co-Investment and Other (Various)	8,868,691	1,894,773	5,592,365	1.4x	2%	2,575,630	1.5x	8,167,995	1.4x	19%		15%

Total Tactical Opportunities	$ 31,590,930	$ 9,950,878	$ 16,978,864	1.2x	5%	$ 13,108,153	1.7x	$30,087,017	1.4x	18%		10%

*Blackstone Growth (Jul 2020 / Jul 2025)	$ 2,458,155	$ 2,162,576	$ 241,414	N/M	—	$ —	N/A	241,414	N/M	N/	A	N/	M
Strategic Partners (Secondaries)
Strategic Partners I-V (Various) (k)	$ 11,865,053	$ 1,673,692	$ 770,700	N/M	—	$ 16,943,163	N/M	$17,713,863	1.5x	N/	A	13%
Strategic Partners VI (Apr 2014 / Apr 2016) (k)	4,362,750	1,188,738	1,130,603	N/M	—	3,353,270	N/M	4,483,873	1.4x	N/	A	13%
Strategic Partners VII (May 2016 / Mar 2019) (k)	7,489,970	2,410,875	4,415,089	N/M	—	2,083,051	N/M	6,498,140	1.3x	N/	A	12%
Strategic Partners Real Assets II (May 2017 / Jun 2020) (k)	1,749,807	325,923	1,114,593	N/M	—	426,661	N/M	1,541,254	1.2x	N/	A	13%
*Strategic Partners VIII (Mar 2019 / Jul 2023) (k)	10,763,600	5,241,049	2,719,357	N/M	—	295,999	N/M	3,015,356	1.2x	N/	A	17%
*Strategic Partners Real Estate, SMA and Other (Various) (k)	7,678,402	2,828,096	2,436,489	N/M	—	1,438,476	N/M	3,874,965	1.2x	N/	A	11%
*Strategic Partners Infra III (Jun 2020 / Jul 2024) (k)	3,250,100	2,942,929	96,155	N/M	—	—	N/A	96,155	2.0x	N/	A	N/	M

Total Strategic Partners (Secondaries)	$ 47,159,682	$16,611,302	$ 12,682,986	N/M	—	$ 24,540,620	N/M	$37,223,606	1.4x	N/	A	13%

*Infrastructure (Various)	$ 13,658,063	$10,643,283	$ 2,878,931	1.0x	12%	—	N/A	$ 2,878,931	1.0x	N/	A	-10%
Life Sciences
Clarus IV (Jan 2018 / Jan 2020)	910,000	406,941	596,134	1.4x	3%	22,327	1.3x	618,461	1.4x	13%		14%
*BXLS V (Jan 2020 / Jan 2025)	4,679,227	4,477,028	242,132	1.2x	3%	—	N/A	242,132	1.2x	N/	A	N/	M

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars/Euros in Thousands, Except Where Noted)
Credit
Mezzanine / Opportunistic I (Jul 2007 / Oct 2011)	$ 2,000,000	$ 97,114	$ 17,566	0.9x	—	$ 4,774,711	1.6x	$ 4,792,277	1.6x	N/A	17%
Mezzanine / Opportunistic II (Nov 2011 / Nov 2016)	4,120,000	1,033,255	933,246	0.7x	—	5,519,086	1.6x	6,452,332	1.3x	N/A	9%
*Mezzanine / Opportunistic III (Sep 2016 / Sep 2021)	6,639,133	2,248,377	4,648,184	1.1x	1%	2,249,490	1.6x	6,897,674	1.2x	N/A	9%
Stressed / Distressed I (Sep 2009 / May 2013)	3,253,143	76,000	1,305	—	—	5,774,236	1.6x	5,775,541	1.3x	N/A	9%
Stressed / Distressed II (Jun 2013 / Jun 2018)	5,125,000	551,437	951,873	0.7x	1%	4,395,666	1.2x	5,347,539	1.0x	N/A	-2%
*Stressed / Distressed III (Dec 2017 / Dec 2022)	7,356,380	4,313,296	1,704,234	0.9x	1%	1,466,071	1.3x	3,170,305	1.0x	N/A	-2%
Energy I (Nov 2015 / Nov 2018)	2,856,867	1,063,343	1,451,567	0.9x	—	1,080,273	1.8x	2,531,840	1.1x	N/A	3%
*Energy II (Feb 2019 / Feb 2024)	3,616,081	2,980,268	680,742	1.1x	—	192,782	1.5x	873,524	1.1x	N/A	18%
European Senior Debt I (Feb 2015 / Feb 2019)	€ 1,964,689	€ 285,535	€ 1,676,028	1.0x	2%	€ 1,399,136	1.5x	€ 3,075,164	1.1x	N/A	4%
*European Senior Debt II (Jun 2019 / Jun 2024)	€ 4,088,344	€ 3,416,289	€ 662,325	1.0x	—	€ 123,072	1.8x	€ 785,397	1.1x	N/A	N/	M

Total Credit Drawdown Funds (l)	$ 41,872,262	$ 16,704,048	$ 13,130,787	0.9x	1%	$ 27,165,985	1.5x	$ 40,296,772	1.2x	N/A	9%

*Direct Lending BDC BGSL (Various) (m)	$ 3,770,397	$ 1,243,928	$ 2,540,903	N/A	—	$ 186,679	N/A	$ 2,727,582	N/A	N/A	8%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

N/M	Not meaningful generally due to the limited time since initial investment.
N/A	Not applicable.
*	Represents funds that are currently in their investment period and open-ended funds.
(a)	Excludes investment vehicles where Blackstone does not earn fees.
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
(d)
Unless otherwise indicated, Net Internal Rate of Return (“IRR”) represents the annualized inception to September 30, 2020 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of limited partner cash flows. Initial inception date of cash flows may differ from the Investment Period Beginning Date.

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

(h)
Unrealized Investment Value reflects BREIT’s net asset value as of September 30, 2020. Realized Investment Value represents BREIT’s cash distributions, net of servicing fees. The BREIT net return reflects a per share blended return, assuming BREIT had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BREIT. These returns are not representative of the returns experienced by any particular investor or share class. Inception to date net returns are presented on an annualized basis and are from January 1, 2017. Committed Capital and Available Capital are not regularly reported to investors in our core+ strategy and are not applicable in the context of this vehicle.

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
(m)
Unrealized Investment Value reflects BGSL’s net asset value as of September 30, 2020. Realized Investment Value represents BGSL’s cash distributions. BGSL’s net return is annualized and calculated since inception starting on November 20, 2018, as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company’s dividend reinvestment plan) divided by the beginning NAV per share.

Segment Analysis
Discussed below is our Segment Distributable Earnings for each of our segments. This information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources. References to “our” sectors or investments may also refer to portfolio companies and investments of the underlying funds that we manage.

Real Estate
The following table presents the results of operations for our Real Estate segment:

	Three Months Ended				Nine Months Ended
	September 30,		2020 vs. 2019		September 30,		2020 vs. 2019
	2020	2019	$	%	2020	2019	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$392,785	$266,779	$126,006	47%	$1,146,927	$782,660	$364,267	47%
Transaction and Other Fees, Net	17,464	73,385	(55,921)	-76%	72,527	121,286	(48,759)	-40%
Management Fee Offsets	(1,039)	(7,635)	6,596	-86%	(11,816)	(9,601)	(2,215)	23%

Total Management Fees, Net	409,210	332,529	76,681	23%	1,207,638	894,345	313,293	35%
Fee Related Performance Revenues	55,327	30,600	24,727	81%	66,383	48,348	18,035	37%
Fee Related Compensation	(138,342)	(132,183)	(6,159)	5%	(375,278)	(344,794)	(30,484)	9%
Other Operating Expenses	(42,566)	(43,897)	1,331	-3%	(127,567)	(122,997)	(4,570)	4%

Fee Related Earnings	283,629	187,049	96,580	52%	771,176	474,902	296,274	62%

Realized Performance Revenues	18,872	282,379	(263,507)	-93%	96,801	558,134	(461,333)	-83%
Realized Performance Compensation	(7,343)	(85,544)	78,201	-91%	(33,282)	(183,186)	149,904	-82%
Realized Principal Investment Income	4,946	17,968	(13,022)	-72%	13,819	63,257	(49,438)	-78%

Net Realizations	16,475	214,803	(198,328)	-92%	77,338	438,205	(360,867)	-82%

Segment Distributable Earnings	$300,104	$401,852	$(101,748)	-25%	$848,514	$913,107	$(64,593)	-7%

N/M    Not meaningful.
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Segment Distributable Earnings were $300.1 million for the three months ended September 30, 2020, a decrease of $101.7 million, compared to $401.9 million for the three months ended September 30, 2019. The decrease in Segment Distributable Earnings was primarily attributable to a decrease of $198.3 million in Net Realizations, partially offset by an increase of $96.6 million in Fee Related Earnings.
Segment Distributable Earnings in our Real Estate segment in the third quarter of 2020 were lower compared to the third quarter of 2019. This was primarily driven by decreased Net Realizations, partially offset by increased Fee Related Earnings due to the end of BREP IX’s fee holiday in 2019, the commencement of BREP Europe VI’s investment period in the fourth quarter of 2019 along with the end of its fee holiday in the first quarter of 2020 and growth in Fee-Earning Assets Under Management in core+ real estate. The third quarter of 2020 was characterized by continued market rebounds across many asset classes. However, the ongoing COVID-19 pandemic and related shutdowns or limitations in the operations of certain non-essential businesses have continued to cause disruption in the U.S. and global economies, and certain investments in our real estate portfolio, such as those in the hospitality and retail sectors and in certain geographies in the office and residential sectors, have been materially challenged and could continue to be adversely impacted. Following a more muted period since the onset of the COVID-19 pandemic, the continuing market recovery in the third quarter of 2020 has contributed to renewed momentum in capital deployment, realization and fundraising activity, although the resurgence in COVID-19 infection levels in certain geographies and a potential resulting market downturn may pose material risks. These risks potentially create additional pressure for certain of our portfolio companies’ and investments’ liquidity needs and their ability to meet financial obligations, including by adversely impacting rent collection and operational performance. In addition, to the extent the rate of global growth in certain sectors further decelerates, this would contribute to a more challenging operating environment. We have not, however, experienced a period of significant dislocation since the first quarter of 2020, during which the liquidity of certain assets traded in the credit markets was limited. Nonetheless, another period of such dislocation would impact the value of certain assets held by our funds, such funds’ ability to sell assets at attractive prices or in a timely manner in order to avoid losses and the likelihood of margin calls from credit providers. Furthermore, the economic recovery is likely to continue to be gradual, uneven and characterized by meaningful dispersion across sectors and regions, with uncertainty regarding its ultimate length and trajectory. For example, the recovery to date has been more pronounced in the U.S. than in the European Union.
We have also seen an increasing focus toward rent regulation as a means to address residential affordability caused by undersupply of housing in certain markets in the U.S. and Europe, as well as an increasing focus on the institution of eviction limitations in response to the COVID-19 pandemic in the U.S. Such conditions (which may be across industries, sectors or geographies) may contribute to adverse operating performance, including by moderating rent growth in certain markets in our residential portfolio. See “Part II. Item 1A. Risk Factors — The global outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economies and is adversely impacting, and may continue to adversely impact, our performance and results of operations.” in our Quarterly Report on Form
10-Q
for the quarter ended March 31, 2020 and the market and economic conditions risk factors in our Annual Report on Form
10-K
for the year ended December 31, 2019.
Fee Related Earnings
Fee Related Earnings were $283.6 million for the three months ended September 30, 2020, an increase of $96.6 million, or 52%, compared to $187.0 million for the three months ended September 30, 2019. The increase in Fee Related Earnings was primarily attributable to increases of $76.7 million in Management Fees, Net and $24.7 million in Fee Related Performance Revenues.
Management Fees, Net were $409.2 million for the three months ended September 30, 2020, an increase of $76.7 million, compared to $332.5 million for the three months ended September 30, 2019, primarily driven by an increase in Base Management Fees. Base Management Fees increased $126.0 million primarily due to the end of BREP IX’s fee holiday in 2019, the commencement of BREP Europe VI’s investment period in the fourth quarter of 2019 along with the end of its fee holiday in the first quarter of 2020 and
Fee-Earning
Assets Under Management growth in core+ real estate.
Fee Related Performance Revenues were $55.3 million for the three months ended September 30, 2020, an increase of $24.7 million, compared to $30.6 million for the three months ended September 30, 2019. The increase was primarily due to a crystallization event in BPP Europe.
Net Realizations
Net Realizations were $16.5 million for the three months ended September 30, 2020, a decrease of $198.3 million, compared to $214.8 million for the three months ended September 30, 2019. The decrease in Net Realizations was primarily attributable to a decrease of $263.5 million in Realized Performance Revenues, partially offset by a decrease of $78.2 million in Realized Performance Compensation.
Realized Performance Revenues were $18.9 million for the three months ended September 30, 2020, a decrease of $263.5 million, compared to $282.4 million for the three months ended September 30, 2019. The decrease was due to lower realization activity as a result of market impacts of
COVID-19
in the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
Realized Performance Compensation was $7.3 million for the three months ended September 30, 2020, a decrease of $78.2 million, compared to $85.5 million for the three months ended September 30, 2019. The decrease was primarily due to the decrease in Realized Performance Revenues.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Segment Distributable Earnings were $848.5 million for the nine months ended September 30, 2020, a decrease of $64.6 million, compared to $913.1 million for the nine months ended September 30, 2019. The decrease in Segment Distributable Earnings was primarily attributable to a decrease of $360.9 million in Net Realizations, partially offset by an increase of $296.3 million in Fee Related Earnings.

Fee Related Earnings
Fee Related Earnings were $771.2 million for the nine months ended September 30, 2020, an increase of $296.3 million, or 62%, compared to $474.9 million for the nine months ended September 30, 2019. The increase in Fee Related Earnings was primarily attributable to increases of $313.3 million in Management Fees, Net and $18.0 million in Fee Related Performance Revenues, partially offset by an increase of $30.5 million in Fee Related Compensation.
Management Fees, Net were $1.2 billion for the nine months ended September 30, 2020, an increase of $313.3 million, compared to $894.3 million for the nine months ended September 30, 2019, primarily driven by an increase in Base Management Fees. Base Management Fees increased $364.3 million primarily due to the end of BREP IX’s fee holiday in 2019, the commencement of BREP Europe VI’s investment period in the fourth quarter of 2019 along with the end of its fee holiday in the first quarter of 2020 and
Fee-Earning
Assets Under Management growth in core+ real estate.
The annualized Base Management Fee Rate increased from 1.00% at September 30, 2019 to 1.15% at September 30, 2020. The increase was principally due to BREP IX, the majority of which were under a Base Management Fee holiday in 2019, and BREP Europe VI, which commenced its investment period in the fourth quarter of 2019 and came out of its fee holiday in the first quarter of 2020.
Fee Related Performance Revenues were $66.4 million for the nine months ended September 30, 2020, an increase of $18.0 million, compared to $48.3 million for the nine months ended September 30, 2019. The increase was primarily due to a crystallization event in BPP Europe.
Fee Related Compensation was $375.3 million for the nine months ended September 30, 2020, an increase of $30.5 million, compared to $344.8 million for the nine months ended September 30, 2019. The increase was primarily due to an increase in Management Fees, Net on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $77.3 million for the nine months ended September 30, 2020, a decrease of $360.9 million, compared to $438.2 million for the nine months ended September 30, 2019. The decrease in Net Realizations was primarily attributable to decreases of $461.3 million in Realized Performance Revenues and $49.4 million in Realized Principal Investment Income, partially offset by a decrease of $149.9 million in Realized Performance Compensation.
Realized Performance Revenues were $96.8 million for the nine months ended September 30, 2020, a decrease of $461.3 million, compared to $558.1 million for the nine months ended September 30, 2019. The decrease was due to lower realization activity as a result of market impacts of
COVID-19
in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.
Realized Principal Investment Income was $13.8 million for the nine months ended September 30, 2020, a decrease of $49.4 million, compared to $63.3 million for the nine months ended September 30, 2019. The decrease was primarily due to firm redemptions from Real Estate funds in 2019.
Realized Performance Compensation was $33.3 million for the nine months ended September 30, 2020, a decrease of $149.9 million, compared to $183.2 million for the nine months ended September 30, 2019. The decrease was primarily due to the decrease in Realized Performance Revenues.

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
The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	Three Months Ended				Nine Months Ended				September 30, 2020
	September 30,				September 30,				Inception to Date
	2020		2019		2020		2019		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP IV	16%	19%	14%	12%	-30%	-27%	65%	43%	48%	28%	22%	12%
BREP V	22%	16%	-7%	-6%	-27%	-21%	9%	6%	15%	12%	14%	11%
BREP VI	11%	9%	9%	8%	-14%	-12%	24%	21%	18%	13%	17%	13%
BREP VII	-	-	2%	2%	-22%	-20%	13%	10%	30%	22%	21%	14%
BREP VIII	9%	7%	5%	4%	5%	4%	12%	9%	36%	26%	20%	14%
BREP IX	12%	8%	N/M	N/M	22%	12%	N/M	N/M	N/M	N/M	31%	16%
BREP Europe III (b)	-7%	-6%	-3%	-3%	-9%	-8%	-2%	-3%	30%	20%	22%	14%
BREP Europe IV (b)	-1%	-1%	5%	4%	-15%	-13%	10%	8%	31%	22%	21%	15%
BREP Europe V (b)	7%	5%	5%	3%	-1%	-2%	15%	11%	66%	50%	15%	10%
BREP Europe VI (b)	3%	-	N/A	N/A	1%	-11%	N/A	N/A	N/A	N/A	1%	-12%
BREP Asia I	5%	4%	4%	3%	-11%	-10%	14%	11%	28%	20%	18%	12%
BREP Asia II	4%	2%	4%	2%	-1%	-4%	17%	10%	68%	44%	10%	2%
BREP Co-Investment (c)	12%	12%	6%	5%	27%	26%	35%	31%	17%	15%	18%	16%
BPP (d)	2%	2%	2%	2%	2%	1%	6%	5%	N/M	N/M	10%	8%
BREDS High-Yield (e)	6%	4%	4%	3%	-2%	-4%	12%	9%	15%	11%	14%	10%
BREDS High-Grade (e)	3%	2%	2%	2%	-	-1%	6%	5%	8%	6%	5%	4%
BREDS Liquid (f)	5%	5%	2%	2%	-15%	-15%	11%	9%	N/A	N/A	9%	6%
BXMT (g)	N/A	-6%	N/A	3%	N/A	-36%	N/A	19%	N/A	N/A	N/A	6%
BREIT (h)	N/A	6%	N/A	4%	N/A	2%	N/A	10%	N/A	N/A	N/A	8%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

N/M	Not meaningful generally due to the limited time since initial investment.
N/A	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.
(b)	Euro-based internal rates of return.
(c)
BREP Co-Investment represents co-investment capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues.

(d)	BPP represents the core+ real estate funds which invest with a more modest risk profile and lower leverage.
(e)
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

(g)
Reflects annualized return of a shareholder invested in BXMT as of the beginning of each period presented, assuming reinvestment of all dividends received during the period, and net of all fees and expenses incurred by BXMT. Return incorporates the closing NYSE stock price as of each period end. Inception to date returns are from May 22, 2013.

(h)
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

Funds With Closed Investment Periods
Real Estate segment has eleven funds with closed investment periods as of September 30, 2020: BREP VIII, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe V, BREP Europe IV, BREP Europe Ill, BREP Asia, BREDS Ill and BREDS II. As of September 30, 2020, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe IV, BREP Europe Ill and BREDS II were above their carried interest thresholds and would still be above their carried interest thresholds even if all remaining investments were valued at zero. BREP VIII, BREP Europe V, BREP Asia and BREDS III are currently above their carried interest thresholds.
Private Equity
The following table presents the results of operations for our Private Equity segment:

	Three Months Ended				Nine Months Ended
	September 30,		2020 vs. 2019		September 30,		2020 vs. 2019
	2020	2019	$	%	2020	2019	$	%
	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees	$352,866	$252,510	$100,356	40%	$874,910	$737,066	$137,844	19%
Transaction, Advisory and Other Fees, Net	11,571	14,657	(3,086)	-21%	42,505	83,474	(40,969)	-49%
Management Fee Offsets	(16,264)	(11,889)	(4,375)	37%	(33,510)	(34,563)	1,053	-3%

Total Management and Advisory Fees, Net	348,173	255,278	92,895	36%	883,905	785,977	97,928	12%
Fee Related Compensation	(119,301)	(105,773)	(13,528)	13%	(322,494)	(318,467)	(4,027)	1%
Other Operating Expenses	(45,702)	(38,235)	(7,467)	20%	(131,530)	(112,865)	(18,665)	17%

Fee Related Earnings	183,170	111,270	71,900	65%	429,881	354,645	75,236	21%

Realized Performance Revenues	295,239	124,231	171,008	138%	471,828	403,737	68,091	17%
Realized Performance Compensation	(112,713)	(52,034)	(60,679)	117%	(192,372)	(154,671)	(37,701)	24%
Realized Principal Investment Income	10,248	11,977	(1,729)	-14%	38,011	80,022	(42,011)	-52%

Net Realizations	192,774	84,174	108,600	129%	317,467	329,088	(11,621)	-4%

Segment Distributable Earnings	$375,944	$195,444	$180,500	92%	$747,348	$683,733	$63,615	9%

N/M	Not meaningful.
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Segment Distributable Earnings were $375.9 million for the three months ended September 30, 2020, an increase of $180.5 million, compared to $195.4 million for the three months ended September 30, 2019. The increase in Segment Distributable Earnings was primarily attributable to increases of $71.9 million in Fee Related Earnings and $108.6 million in Net Realizations.

Segment Distributable Earnings in our Private Equity segment in the third quarter of 2020 were higher compared to the third quarter of 2019. This was primarily driven by an increase in Net Realizations due to higher Realized Performance Revenue, partially offset by an increase in Realized Performance Compensation. The third quarter of 2020 was characterized by continued market rebounds across many asset classes. However, the ongoing COVID-19 pandemic and related shutdowns or limitations in the operations of certain non-essential businesses have continued to cause disruption in the U.S. and global economies, and certain investments in our private equity portfolio, such as those in the travel, leisure and events sectors, have experienced material reductions in value and could continue to be adversely impacted. Following a more muted period since the onset of the COVID-19 pandemic, the continuing market recovery in the third quarter of 2020 has contributed to renewed momentum in capital deployment, realization and fundraising activity, although the resurgence in COVID-19 infection levels in certain geographies and a potential resulting market downturn may pose material risks. These risks potentially create additional pressure for certain of our portfolio companies’ liquidity needs and their ability to meet financial obligations. In addition, to the extent the rate of global growth in certain sectors further decelerates, this may contribute to a more challenging operating environment for our portfolio companies. Furthermore, the economic recovery is likely to continue to be gradual, uneven and characterized by meaningful dispersion across sectors and regions, with uncertainty regarding its ultimate length and trajectory. For example, the recovery to date has been more pronounced in the U.S. than in the European Union.
In energy, oil prices have stabilized since the significant declines experienced in the first quarter of 2020. Nonetheless, weakened market fundamentals continue to pose challenges, particularly in upstream energy, which represents 3% of the Private Equity segment’s investment portfolio and less than 2% of Blackstone’s aggregate investment portfolio. An increased focus on energy sustainability, including potential alternatives to fossil fuels, has also exacerbated the impact of such weakened market fundamentals. The persistence of these weakened market fundamentals would further negatively impact the performance of certain investments in our energy and corporate private equity funds. In addition, factors such as the imposition of tariffs and overall uncertainty regarding trade policy, create challenges to increasing or maintaining profit margins for U.S. companies, particularly in the industrials and retail sectors. In that connection, adverse trade developments put pressure on our ability to increase profit margins at our U.S. portfolio companies through operational initiatives. See “Part II. Item 1A. Risk Factors — The global outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economies and is adversely impacting, and may continue to adversely impact, our performance and results of operations.” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and the market and economic conditions risk factors in our Annual Report on Form 10-K for the year ended December 31, 2019.
Fee Related Earnings
Fee Related Earnings were $183.2 million for the three months ended September 30, 2020, an increase of $71.9 million, or 65%, compared to $111.3 million for the three months ended September 30, 2019. The increase in Fee Related Earnings was primarily attributable to an increase of $92.9 million in Management and Advisory Fees, Net, partially offset by increases of $13.5 million in Fee Related Compensation and $7.5 million in Other Operating Expenses.
Management and Advisory Fees, Net were $348.2 million for the three months ended September 30, 2020, an increase of $92.9 million, compared to $255.3 million for the three months ended September 30, 2019, primarily driven by an increase in Base Management Fees. Base Management Fees increased $100.4 million primarily due to the end of BCP VIII, BEP III and BXLS V’s fee holidays during the three months ended September 30, 2020.
Fee Related Compensation was $119.3 million for the three months ended September 30, 2020, an increase of $13.5 million, compared to $105.8 million for the three months ended September 30, 2019. The increase was primarily due to an increase in Management and Advisory Fees, Net on which a portion of Fee Related Compensation is based.

Other Operating Expenses were $45.7 million for the three months ended September 30, 2020, an increase of $7.5 million, compared to $38.2 million for the three months ended September 30, 2019. The increase was primarily due to growth in our BIP, Tactical Opportunities and BXLS businesses, partially offset by less travel and entertainment expenses in the three months ended September 30, 2020 due to COVID-19.
Net Realizations
Net Realizations were $192.8 million for the three months ended September 30, 2020, an increase of $108.6 million, or 129%, compared to $84.2 million for the three months ended September 30, 2019. The increase in Net Realizations was primarily attributable to increases of $171.0 million in Realized Performance Revenues, partially offset by an increase of $60.7 million in Realized Performance Compensation.
Realized Performance Revenues were $295.2 million for the three months ended September 30, 2020, an increase of $171.0 million, compared to $124.2 million for the three months ended September 30, 2019. The increase was primarily due to higher Realized Performance Revenues in corporate private equity.
Realized Performance Compensation was $112.7 million for the three months ended September 30, 2020, an increase of $60.7 million, compared to $52.0 million for the three months ended September 30, 2019. The increase was primarily due to the increase in Realized Performance Revenues.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Segment Distributable Earnings were $747.3 million for the nine months ended September 30, 2020, an increase of $63.6 million, compared to $683.7 million for the nine months ended September 30, 2019. The increase in Segment Distributable Earnings was primarily attributable to an increase of $75.2 million in Fee Related Earnings, partially offset by a decrease of $11.6 million in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $429.9 million for the nine months ended September 30, 2020, an increase of $75.2 million, or 21%, compared to $354.6 million for the nine months ended September 30, 2019. The increase in Fee Related Earnings was primarily attributable to an increase of $97.9 million in Management and Advisory Fees, Net, partially offset by increases of $18.7 million in Other Operating Expenses and $4.0 million in Fee Related Compensation.
Management and Advisory Fees, Net were $883.9 million for the nine months ended September 30, 2020, an increase of $97.9 million, compared to $786.0 million for the nine months ended September 30, 2019, primarily driven by an increase in Base Management Fees, offset by a decrease in Transaction, Advisory and Other Fees, Net. Base Management Fees increased $137.8 million primarily due to the end of BCP VIII, BEP III and BXLS V’s fee holidays during the three months ended September 30, 2020 and a full nine months of Base Management Fees from Strategic Partners VIII. Transaction, Advisory and Other Fees, Net decreased $41.0 million primarily due to decreases in BIP and BXCM.
The annualized Base Management Fee Rate decreased from 1.09% at September 30, 2019 to 0.96% at September 30, 2020. The decrease was principally due to BCP VIII, BEP III and BXLS V, each of which commenced its investment period in the first quarter of 2020 and had a fee holiday during the first six months of 2020.
Other Operating Expenses were $131.5 million for the nine months ended September 30, 2020, an increase of $18.7 million, compared to $112.9 million for the nine months ended September 30, 2019. The increase was primarily due to growth in our BIP, Tactical Opportunities and BXLS businesses, partially offset by less travel and entertainment expenses in the three months ended September 30, 2020 due to COVID-19.

Fee Related Compensation was $322.5 million for the nine months ended September 30, 2020, an increase of $4.0 million, compared to $318.5 million for the nine months ended September 30, 2019. The increase was primarily due to higher fee related compensation in Tactical Opportunities, BXLS and BIP.
Net Realizations
Net Realizations were $317.5 million for the nine months ended September 30, 2020, a decrease of $11.6 million, compared to $329.1 million for the nine months ended September 30, 2019. The decrease in Net Realizations was primarily attributable to a decrease of $42.0 million in Realized Principal Investment Income and an increase of $37.7 million in Realized Performance Compensation, partially offset by an increase of $68.1 million in Realized Performance Revenues.
Realized Principal Investment Income was $38.0 million for the nine months ended September 30, 2020, a decrease of $42.0 million, compared to $80.0 million for the nine months ended September 30, 2019. The decrease was primarily due to a decrease of Realized Principal Investment Income in corporate private equity.
Realized Performance Compensation was $192.4 million for the nine months ended September 30, 2020, an increase of $37.7 million, compared to $154.7 million for the nine months ended September 30, 2019. The increase was primarily due to the increase in Realized Performance Revenues.
Realized Performance Revenues were $471.8 million for the nine months ended September 30, 2020, an increase of $68.1 million, compared to $403.7 million for the nine months ended September 30, 2019. The increase was primarily due to higher Realized Performance Revenues in corporate private equity.
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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended				Nine Months Ended				September 30, 2020
	September 30,				September 30,				Inception to Date
	2020		2019		2020		2019		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	-1%	-2%	1%	1%	-12%	-13%	56%	42%	50%	36%	50%	36%
BCP V	26%	10%	-2%	-1%	7%	2%	-9%	-2%	10%	8%	10%	8%
BCP VI	22%	19%	-	-	9%	7%	4%	3%	23%	18%	17%	12%
BCP VII	7%	6%	7%	6%	-	-1%	18%	13%	67%	48%	20%	12%
BCP Asia	25%	19%	5%	2%	30%	22%	30%	15%	283%	159%	49%	28%
BEP I	2%	1%	-1%	-1%	-22%	-19%	13%	11%	19%	15%	13%	10%
BEP II	5%	4%	-2%	-	-33%	-34%	-4%	-3%	81%	58%	-7%	-12%
BCOM	4%	4%	-4%	-5%	-8%	-9%	-24%	-24%	13%	6%	13%	6%
BCEP (b)	19%	17%	4%	3%	17%	15%	17%	15%	48%	36%	20%	17%
BIP	1%	-2%	N/M	N/M	-8%	-11%	N/M	N/M	N/A	N/A	-5%	-10%
Clarus IV	-	-1%	15%	10%	2%	-	45%	29%	25%	13%	28%	14%
Tactical Opportunities	13%	12%	1%	-	3%	1%	6%	2%	22%	17%	13%	9%
Tactical Opportunities Co-Investment and Other	7%	6%	1%	1%	6%	2%	5%	5%	23%	19%	17%	15%
Strategic Partners I-V (c)	-11%	-12%	6%	5%	-8%	-9%	-1%	-2%	N/A	N/A	16%	13%
Strategic Partners VI (c)	-13%	-13%	2%	1%	-14%	-14%	-2%	-3%	N/A	N/A	18%	13%
Strategic Partners VII (c)	-16%	-15%	6%	5%	-13%	-13%	9%	7%	N/A	N/A	17%	12%
Strategic Partners RA II (c)	-2%	-2%	7%	6%	5%	4%	18%	16%	N/A	N/A	18%	13%
Strategic Partners VIII (c)	-17%	-17%	N/M	N/M	-7%	-10%	N/M	N/M	N/A	N/A	30%	17%
Strategic Partners RE, SMA and Other (c)	-9%	-11%	8%	8%	-2%	-5%	14%	14%	N/A	N/A	15%	11%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

N/M	Not meaningful generally due to the limited time since initial investment.
N/A	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.
(b)	BCEP is a core private equity fund which invests with a more modest risk profile and longer hold period than traditional private equity.
(c)
Realizations are treated as return of capital until fully recovered and therefore inception to date realized returns are not applicable. If information is not available on a timely basis, returns are calculated from results that are reported on a three month lag and therefore do not include the impact of economic and market activities in the quarter in which such events occur.

Funds With Closed Investment Periods
The corporate private equity funds within the Private Equity segment have seven funds with closed investment periods: BCP IV, BCP V, BCP VI, BCP VII, BCOM, BEP I and BEP II. As of September 30, 2020, BCP IV was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes based on the timings of fund closings, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner is subject to equalization such that (a) the general partner accrues carried interest when the respective carried interest for either fund class is positive and (b) the general partner realizes carried interest so long as clawback obligations, if any, for either of the respective fund classes are fully satisfied. During the quarter, BCP V is currently below its carried interest threshold, while BCP V-AC is above its carried interest threshold. BCP VI, BCP VII, BCOM and BEP I are currently above their respective carried interest thresholds. We are entitled to retain previously realized carried interest up to 20% of BCOM’s net gains. As a result, Performance Revenues are recognized from BCOM on current period gains and losses. BEP II is currently below its carried interest threshold.
Hedge Fund Solutions
The following table presents the results of operations for our Hedge Fund Solutions segment:

	Three Months Ended				Nine Months Ended
	September 30,		2020 vs. 2019		September 30,		2020 vs. 2019
	2020	2019	$	%	2020	2019	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$146,082	$140,694	$5,388	4%	$431,193	$415,012	$16,181	4%
Transaction and Other Fees, Net	1,255	691	564	82%	2,872	1,732	1,140	66%
Management Fee Offsets	(22)	(18)	(4)	22%	(60)	(18)	(42)	233%

Total Management Fees, Net	147,315	141,367	5,948	4%	434,005	416,726	17,279	4%
Fee Related Compensation	(41,405)	(38,898)	(2,507)	6%	(127,949)	(118,474)	(9,475)	8%
Other Operating Expenses	(19,652)	(20,495)	843	-4%	(56,126)	(59,492)	3,366	-6%

Fee Related Earnings	86,258	81,974	4,284	5%	249,930	238,760	11,170	5%

Realized Performance Revenues	5,618	1,848	3,770	204%	8,867	17,899	(9,032)	-50%
Realized Performance Compensation	(1,257)	(1,000)	(257)	26%	(2,202)	(4,588)	2,386	-52%
Realized Principal Investment Income (Loss)	(150)	1,480	(1,630)	N/M	(1,090)	13,503	(14,593)	N/M

Net Realizations	4,211	2,328	1,883	81%	5,575	26,814	(21,239)	-79%

Segment Distributable Earnings	$90,469	$84,302	$6,167	7%	$255,505	$265,574	$(10,069)	-4%

N/M    Not meaningful.
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Segment Distributable Earnings were $90.5 million for the three months ended September 30, 2020, an increase of $6.2 million, compared to $84.3 million for the three months ended September 30, 2019. The increase in Segment Distributable Earnings was primarily attributable to increases of $4.3 million in Fee Related Earnings and of $1.9 million in Net Realizations.
Segment Distributable Earnings in our Hedge Fund Solutions segment in the third quarter of 2020 were higher compared to the third quarter of 2019. This increase was primarily driven by increased Net Realizations due to increases in Fee Related Earnings and Net Realizations. Notwithstanding that the ongoing COVID-19 pandemic and related shutdowns or limitations in the operations of certain non-essential businesses have continued to cause disruption in the U.S. and global economies, the third quarter of 2020 was characterized by continued market rebounds across many asset classes, and our Hedge Fund Solutions segment has largely recovered from the losses in composite returns experienced in the first quarter of 2020. The resurgence in COVID-19 infection levels in certain geographies and a potential resulting market downturn, however, may pose material risks to our Hedge Fund Solutions segment, including by potentially causing investors to seek liquidity in the form of redemptions from our funds and adversely impacting Incentive Fees. We have not, however, experienced a period of significant dislocation since the first quarter of 2020, during which the liquidity of certain assets traded in the credit markets was limited. Nonetheless, another period of such dislocation would impact the value of certain assets held by our funds, such funds’ ability to sell such assets at attractive prices or in a timely manner in order to avoid losses and the likelihood of margin calls from credit providers. In addition, given continuing market uncertainty, we expect fundraising in our Hedge Fund Solutions segment in the near term to continue, but at a slower pace, which may result in a delay in management fees. Furthermore, the economic recovery is likely to continue to be gradual, uneven and characterized by meaningful dispersion across sectors and regions, with uncertainty regarding its ultimate length and trajectory. A continuing market recovery, however, could contribute to increased momentum in the longer term.

In an equity market environment that generally has been characterized by relatively low volatility, investors may choose to reallocate capital away from traditional hedge fund strategies. Our Hedge Fund Solutions segment operates multiple business lines, manages strategies that are both long and short asset classes and generates a majority of its revenue through management fees. In that regard, the segment’s revenues will depend in part on our ability to successfully grow such existing diverse business lines and strategies, and identify new ones to meet evolving investor appetites. Over time we expect an increasing change in the mix of our product offerings to products whose performance-based fees represent a more significant proportion of the fees than has historically been the case for such products. See “Part II. Item 1A. Risk Factors — The global outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economies and is adversely impacting, and may continue to adversely impact, our performance and results of operations.” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Hedge fund investments are subject to numerous additional risks.” and the market and economic conditions risk factors in our Annual Report on Form 10-K for the year ended December 31, 2019.
Fee Related Earnings
Fee Related Earnings were $86.3 million for the three months ended September 30, 2020, an increase of $4.3 million, compared to $82.0 million for the three months ended September 30, 2019. The increase in Fee Related Earnings was primarily attributable to an increase of $5.9 million in Management Fees, Net, partially offset by an increase of $2.5 million in Fee Related Compensation.
Management Fees, Net were $147.3 million for the three months ended September 30, 2020, an increase of $5.9 million, compared to $141.4 million for the three months ended September 30, 2019, primarily driven by an increase in Base Management Fees. Base Management Fees increased $5.4 million primarily driven by Fee-Earning Assets Under Management growth in our individual investor and specialized solutions platform.
Fee Related Compensation was $41.4 million for the three months ended September 30, 2020, an increase of $2.5 million, compared to $38.9 million for the three months ended September 30, 2019. The increase was primarily due to an increase in Management Fees, Net, on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $4.2 million for the three months ended September 30, 2020, an increase of $1.9 million, or 81%, compared to $2.3 million for the three months ended September 30, 2019. The increase in Net Realizations was primarily attributable to an increase of $3.8 million in Realized Performance Revenues, partially offset by a decrease of $1.6 million in Realized Principal Investment Income (Loss).
Realized Performance Revenues were $5.6 million for the three months ended September 30, 2020, an increase of $3.8 million, compared to $1.8 million for the three months ended September 30, 2019. The increase was primarily driven by incentive crystallization in our individual investor and specialized solutions platform.
Realized Principal Investment Income (Loss) was $(0.2) million for the three months ended September 30, 2020, a decrease of $1.6 million, compared to $1.5 million for the three months ended September 30, 2019. The decrease was primarily due to the realized losses on our corporate treasury investments allocated to the segment.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Segment Distributable Earnings were $255.5 million for the nine months ended September 30, 2020, a decrease of $10.1 million, compared to $265.6 million for the nine months ended September 30, 2019. The decrease in Segment Distributable Earnings was primarily attributable to a decrease of $21.2 million in Net Realizations, partially offset by an increase of $11.2 million in Fee Related Earnings.

Fee Related Earnings
Fee Related Earnings were $249.9 million for the nine months ended September 30, 2020, an increase of $11.2 million, compared to $238.8 million for the nine months ended September 30, 2019. The increase in Fee Related Earnings was primarily attributable to an increase of $17.3 million in Management Fees, Net, partially offset by an increase of $9.5 million in Fee Related Compensation.
Management Fees, Net were $434.0 million for the nine months ended September 30, 2020, an increase of $17.3 million, compared to $416.7 million for the nine months ended September 30, 2019, primarily driven by an increase in Base Management Fees. Base Management Fees increased $16.2 million primarily driven by Fee-Earning Assets Under Management growth in our individual investor and specialized solutions platform.
Fee Related Compensation was $127.9 million for the nine months ended September 30, 2020, an increase of $9.5 million, compared to $118.5 million for the nine months ended September 30, 2019. The increase was primarily due to an increase in Management Fees, Net, on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $5.6 million for the nine months ended September 30, 2020, a decrease of $21.2 million, compared to $26.8 million for the nine months ended September 30, 2019. The decrease in Net Realizations was primarily attributable to decreases of $14.6 million in Realized Principal Investment Income (Loss) and $9.0 million in Realized Performance Revenues.
Realized Principal Investment Income (Loss) was $(1.1) million for the nine months ended September 30, 2020, a decrease of $14.6 million, compared to $13.5 million for the nine months ended September 30, 2019. The decrease was primarily due to the realized losses on our corporate treasury investments allocated to the segment.
Realized Performance Revenues were $8.9 million for the nine months ended September 30, 2020, a decrease of $9.0 million, compared to $17.9 million for the nine months ended September 30, 2019. The decrease was primarily driven by lower returns in customized solutions compared to the nine months ended September 30, 2019.
Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance		Estimated % Above
	Eligible Assets Under		High Water Mark/
	Management		Benchmark (a)
	As of September 30,		As of September 30,
	2020	2019	2020	2019
	(Dollars in Thousands)
Hedge Fund Solutions Managed Funds (b)	$45,664,704	$43,901,366	38%	75%

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

(b)
For the Hedge Fund Solutions managed funds, at September 30, 2020, the incremental appreciation needed for the 62% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $1.4 billion, an increase of $915.8 million, compared to $439.3 million at September 30, 2019. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks as of September 30, 2020, 61% were within 5% of reaching their respective High Water Mark.

Composite Returns
Composite returns information is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The composite returns information reflected in this discussion and analysis is not indicative of the financial performance of Blackstone and is also not necessarily indicative of the future results of any particular fund or composite. An investment in Blackstone is not an investment in any of our funds or composites. There can be no assurance that any of our funds or composites or our other existing and future funds or composites will achieve similar returns.
The following table presents the return information of the BAAM Principal Solutions Composite:

	Three				Nine				Average Annual Returns (a)
	Months Ended				Months Ended				Periods Ended
	September 30,				September 30,				September 30, 2020
	2020		2019		2020		2019		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Principal Solutions Composite (b)	3%	3%	-	-	-	-1%	6%	5%	2%	1%	4%	3%	4%	4%	7%	6%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)
BAAM’s Principal Solutions (“BPS”) Composite covers the period from January 2000 to present, although BAAM’s inception date is September 1990. The BPS Composite includes only BAAM-managed commingled and customized multi-manager funds and accounts. None of the other platforms/strategies managed through the Blackstone Hedge Fund Solutions Group are included in the composite (except for investments by BPS funds/accounts directly into those platforms/strategies). BAAM-managed funds in liquidation and non-fee-paying assets (in the case of net returns) are excluded from the composite. The funds/accounts that comprise the BPS Composite are not managed within a single fund or account and are managed with different mandates. There is no guarantee that BAAM would have made the same mix of investments in a standalone fund/account. The BPS Composite is not an investible product and, as such, the performance of the BPS Composite does not represent the performance of an actual fund or account. The historical return is from January 1, 2000.

Credit & Insurance
The following table presents the results of operations for our Credit & Insurance segment:

	Three Months Ended				Nine Months Ended
	September 30,		2020 vs. 2019		September 30,		2020 vs. 2019
	2020	2019	$	%	2020	2019	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$152,037	$149,746	$2,291	2%	$442,930	$437,824	$5,106	1%
Transaction and Other Fees, Net	3,338	3,969	(631)	-16%	14,681	12,855	1,826	14%
Management Fee Offsets	(2,233)	(2,544)	311	-12%	(8,019)	(9,164)	1,145	-12%

Total Management Fees, Net	153,142	151,171	1,971	1%	449,592	441,515	8,077	2%
Fee Related Performance Revenues	9,623	3,625	5,998	165%	26,066	7,280	18,786	258%
Fee Related Compensation	(61,585)	(52,980)	(8,605)	16%	(188,080)	(165,964)	(22,116)	13%
Other Operating Expenses	(43,293)	(41,724)	(1,569)	4%	(118,458)	(114,429)	(4,029)	4%

Fee Related Earnings	57,887	60,092	(2,205)	-4%	169,120	168,402	718	-

Realized Performance Revenues	225	12,382	(12,157)	-98%	11,868	29,225	(17,357)	-59%
Realized Performance Compensation	(417)	(5,292)	4,875	-92%	(2,963)	(12,131)	9,168	-76%
Realized Principal Investment Income	840	4,723	(3,883)	-82%	4,372	28,831	(24,459)	-85%

Net Realizations	648	11,813	(11,165)	-95%	13,277	45,925	(32,648)	-71%

Segment Distributable Earnings	$58,535	$71,905	$(13,370)	-19%	$182,397	$214,327	$(31,930)	-15%

N/M    Not meaningful.
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Segment Distributable Earnings were $58.5 million for the three months ended September 30, 2020, a decrease of $13.4 million, compared to $71.9 million for the three months ended September 30, 2019. The decrease in Segment Distributable Earnings was primarily attributable to decreases of $2.2 million in Fee Related Earnings and $11.2 million in Net Realizations.
Segment Distributable Earnings in our Credit & Insurance segment in the third quarter of 2020 were lower compared to the third quarter of 2019, driven by lower Net Realizations due to lower Realized Performance Revenues and Realized Principal Investment Income. The third quarter of 2020 was characterized by continued market rebounds across many asset classes, and our Credit & Insurance segment has largely recovered from the losses in composite returns experienced in the first quarter of 2020. However, the ongoing COVID-19 pandemic and related shutdowns or limitations in the operations of certain non-essential businesses have continued to cause disruption in the U.S. and global economies, and the COVID-19 pandemic has adversely impacted and could continue to adversely impact the performance of our Credit & Insurance segment. Following a more muted period since the onset of the COVID-19 pandemic, the continuing market recovery in the third quarter of 2020 has contributed to renewed momentum in capital deployment, realization and fundraising activity, although the resurgence in COVID-19 infection levels in certain geographies and a potential resulting market downturn may pose material risks. These risks potentially create additional pressure for borrowers with respect to their ability to meet their debt payment obligations or increase their focus on deleveraging. Our Credit & Insurance funds have, however, continued to actively manage their portfolios in order to limit downside and protect capital. Further, we have not experienced a period of significant dislocation since the first quarter of 2020, during which the liquidity of certain assets traded in the credit markets was limited. Nonetheless, another period of such dislocation would impact the value of certain assets held by our funds and such funds’ ability to sell such assets at attractive prices or in a timely manner, each of which would adversely impact performance revenues in our Credit & Insurance segment. Furthermore, the economic recovery is likely to continue to be gradual, uneven and characterized by meaningful dispersion across sectors and regions, with uncertainty regarding its ultimate length and trajectory. For example, the recovery to date has been more pronounced in the U.S. than in the European Union.

In energy, oil prices have stabilized since the significant declines experienced in the first quarter of 2020. Nonetheless, weakened market fundamentals continue to pose challenges, particularly in upstream energy, which represents 3% of the Credit & Insurance segment’s investment portfolio and less than 2% of Blackstone’s aggregate investment portfolio. An increased focus on energy sustainability, including potential alternatives to fossil fuels, has also exacerbated the impact of such weakened market fundamentals. The persistence of these weakened market fundamentals in the energy sector or in the credit markets more broadly would further negatively impact the performance of certain investments in our credit funds. See “Part II. Item 1A. Risk Factors — The global outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economies and is adversely impacting, and may continue to adversely impact, our performance and results of operations.” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and the market and economic conditions risk factors in our Annual Report on Form 10-K for the year ended December 31, 2019.
Fee Related Earnings
Fee Related Earnings were $57.9 million for the three months ended September 30, 2020, a decrease of $2.2 million, compared to $60.1 million for the three months ended September 30, 2019. The decrease in Fee Related Earnings was primarily attributable to an increase of $8.6 million in Fee Related Compensation, partially offset by an increase of $6.0 million in Fee Related Performance Revenues.
Fee Related Compensation was $61.6 million for the three months ended September 30, 2020, an increase of $8.6 million, compared to $53.0 million for the three months ended September 30, 2019. The increase was primarily due to increases in Fee Related Performance Revenues and Management Fees, Net, on which a portion of Fee Related Compensation is based as well as changes in compensation accruals.
Fee Related Performance Revenues were $9.6 million for the three months ended September 30, 2020, an increase of $6.0 million, compared to $3.6 million for the three months ended September 30, 2019. The increase was primarily due to performance and growth in assets in our BDC.
Net Realizations
Net Realizations were $0.6 million for the three months ended September 30, 2020, a decrease of $11.2 million, compared to $11.8 million for the three months ended September 30, 2019. The decrease in Net Realizations was primarily attributable to decreases of $12.2 million in Realized Performance Revenues and $3.9 million in Realized Principal Investment Income, partially offset by a decrease of $4.9 million in Realized Performance Compensation.
Realized Performance Revenues were $0.2 million for the three months ended September 30, 2020, a decrease of $12.2 million, compared to $12.4 million for the three months ended September 30, 2019. The decrease was primarily attributable to a decrease in realized carry compared to the three months ended September 30, 2019.
Realized Principal Investment Income was $0.8 million for the three months ended September 30, 2020, a decrease of $3.9 million, compared to $4.7 million for the three months ended September 30, 2019. The decrease was primarily due to higher realized gains in our corporate treasury investments in the three months ended September 30, 2019 compared to the three months ended September 30, 2020.
Realized Performance Compensation was $0.4 million for the three months ended September 30, 2020, a decrease of $4.9 million, compared to $5.3 million for the three months ended September 30, 2019. The decrease was primarily due to the decrease in Realized Performance Revenues.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Segment Distributable Earnings were $182.4 million for the nine months ended September 30, 2020, a decrease of $31.9 million, compared to $214.3 million for the nine months ended September 30, 2019. The decrease in Segment Distributable Earnings was primarily attributable to a decrease of $32.6 million in Net Realizations, partially offset by an increase of $0.7 million in Fee Related Earnings.
Fee Related Earnings
Fee Related Earnings were $169.1 million for the nine months ended September 30, 2020, an increase of $0.7 million, compared to $168.4 million for the nine months ended September 30, 2019. The increase in Fee Related Earnings was primarily attributable to increases of $18.8 million in Fee Related Performance Revenues and $8.1 million in Management Fees, Net, partially offset by increases of $22.1 million in Fee Related Compensation and $4.0 million in Other Operating Expenses.
Fee Related Performance Revenues were $26.1 million for the nine months ended September 30, 2020, an increase of $18.8 million, compared to $7.3 million for the nine months ended September 30, 2019. The increase was primarily due to performance and growth in assets in our BDC.
Management Fees, Net were $449.6 million for the nine months ended September 30, 2020, an increase of $8.1 million, compared to $441.5 million for the nine months ended September 30, 2019, primarily driven by an increase in Base Management Fees. Base Management Fees increased $5.1 million primarily due to increased capital deployed in our most recently launched credit funds and vehicles, including our BDC, and inflows in our long only business, partially offset by a decrease in Harvest.
Fee Related Compensation was $188.1 million for the nine months ended September 30, 2020, an increase of $22.1 million, compared to $166.0 million for the nine months ended September 30, 2019. The increase was primarily due to increases in Management Fees, Net and Fee Related Performance Revenues, on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $13.3 million for the nine months ended September 30, 2020, a decrease of $32.6 million, compared to $45.9 million for the nine months ended September 30, 2019. The decrease in Net Realizations was primarily attributable to decreases of $24.5 million in Realized Principal Investment Income and $17.4 million in Realized Performance Revenues, partially offset by a decrease of $9.2 million in Realized Performance Compensation.
Realized Principal Investment Income was $4.4 million for the nine months ended September 30, 2020, a decrease of $24.5 million, compared to $28.8 million for the nine months ended September 30, 2019. The decrease was primarily due to higher realized gains in our corporate treasury investments in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2020.
Realized Performance Revenues were $11.9 million for the nine months ended September 30, 2020, a decrease of $17.4 million, compared to $29.2 million for the nine months ended September 30, 2019. The decrease was primarily attributable to a decrease in realized carry compared to the nine months ended September 30, 2019.
Realized Performance Compensation was $3.0 million for the nine months ended September 30, 2020, a decrease of $9.2 million, compared to $12.1 million for the nine months ended September 30, 2019. The decrease was primarily due to the decrease in Realized Performance Revenues.
Composite Returns
Composite returns information is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The composite returns information reflected in this discussion and analysis is not indicative of the financial performance of Blackstone and is also not necessarily indicative of the future results of any particular fund or composite. An investment in Blackstone is not an investment in any of our funds or composites. There can be no assurance that any of our funds or composites or our other existing and future funds or composites will achieve similar returns.

The following table presents the return information for the Credit Composite:

	Three Months Ended September 30,				Nine Months Ended September 30,				September 30, 2020
	2020		2019		2020		2019		Inception to Date
Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Credit Composite (b)	4%	4%	1%	1%	-1%	-1%	7%	7%	8%	6%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Allocations, net of tax advances.
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

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance		Estimated % Above
	Eligible Assets Under		High Water Mark/
	Management		Hurdle
	As of September 30,		As of September 30,
	2020	2019	2020	2019
	(Dollars in Thousands)
Credit & Insurance	$26,800,781	$25,191,778	59%	69%
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

The following table is a reconciliation of Net Income Attributable to The Blackstone Group Inc. to Distributable Earnings, Total Segment Distributable Earnings, Fee Related Earnings and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in Thousands)
Net Income Attributable to The Blackstone Group Inc.	$794,719	$779,437	$296,493	$1,566,533
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	638,803	299,900	253,814	961,490
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	259,761	88,406	(90,938)	355,983
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	6,868	(8)	(12,027)	3,567

Net Income	1,700,151	1,167,735	447,342	2,887,573
Provision (Benefit) for Taxes	100,960	(156,786)	89,672	(76,895)

Net Income Before Provision (Benefit) for Taxes	1,801,111	1,010,949	537,014	2,810,678
Transaction-Related Charges (a)	47,283	(82,547)	170,437	113,898
Amortization of Intangibles (b)	16,483	16,483	49,449	49,449
Impact of Consolidation (c)	(266,629)	(88,398)	102,965	(359,550)
Unrealized Performance Revenues (d)	(1,403,480)	(176,604)	982,043	(998,335)
Unrealized Performance Allocations Compensation (e)	509,474	94,907	(433,091)	446,440
Unrealized Principal Investment (Income) Loss (f)	(177,125)	5,219	216,169	(78,353)
Other Revenues (g)	192,623	(92,843)	110,078	(85,882)
Equity-Based Compensation (h)	89,862	58,570	266,675	178,451
Administrative Fee Adjustment (i)	2,719	—	2,719	—
Taxes and Related Payables (j)	(40,225)	(35,815)	(127,268)	(120,055)

Distributable Earnings	772,096	709,921	1,877,190	1,956,741
Taxes and Related Payables (j)	40,225	35,815	127,268	120,055
Net Interest (Income) Loss (k)	12,731	7,767	29,306	(55)

Total Segment Distributable Earnings	825,052	753,503	2,033,764	2,076,741
Realized Performance Revenues (l)	(319,954)	(420,840)	(589,364)	(1,008,995)
Realized Performance Compensation (m)	121,730	143,870	230,819	354,576
Realized Principal Investment Income (n)	(15,884)	(36,148)	(55,112)	(185,613)

Fee Related Earnings	$610,944	$440,385	$1,620,107	$1,236,709

Adjusted EBITDA Reconciliation
Distributable Earnings	$772,096	$709,921	$1,877,190	$1,956,741
Interest Expense (o)	39,228	52,815	119,692	137,683
Taxes and Related Payables (j)	40,225	35,815	127,268	120,055
Depreciation and Amortization	9,568	6,895	25,190	18,684

Adjusted EBITDA	$861,117	$805,446	$2,149,340	$2,233,163

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in Thousands)
GAAP Unrealized Performance Allocations	$1,403,480	$176,370	$(981,678)	$998,101
Segment Adjustment	—	234	(365)	234

Unrealized Performance Revenues	$1,403,480	$176,604	$(982,043)	$998,335

(e)	This adjustment removes Unrealized Performance Allocations Compensation.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in Thousands)
GAAP Unrealized Principal Investment Income (Loss)	$295,308	$15,391	$(332,295)	$147,090
Segment Adjustment	(118,183)	(20,610)	116,126	(68,737)

Unrealized Principal Investment Income (Loss)	$177,125	$(5,219)	$(216,169)	$78,353

(g)
This adjustment removes Other Revenues on a segment basis. The Segment Adjustment represents (1) the add back of Other Revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of certain Transaction-Related Charges.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in Thousands)
GAAP Other Revenue	$(192,159)	$93,273	$(109,559)	$86,403
Segment Adjustment	(464)	(430)	(519)	(521)

Other Revenues	$(192,623)	$92,843	$(110,078)	$85,882

(h)	This adjustment removes Equity-Based Compensation on a segment basis.
(i)
This adjustment adds an amount equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units. The administrative fee is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

(j)
Taxes represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and adjusted to exclude the tax impact of any divestitures. Related Payables represent tax-related payables including the amount payable under the Tax Receivable Agreement. See “— Key Financial Measures and Indicators — Distributable Earnings” for the full definition of Taxes and Related Payables.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in Thousands)
Taxes	$32,518	$26,933	$97,254	$76,486
Related Payables	7,707	8,882	30,014	43,569

Taxes and Related Payables	$40,225	$35,815	$127,268	$120,055

(k)
This adjustment removes Interest and Dividend Revenue less Interest Expense on a segment basis. The Segment Adjustment represents (1) the add back of Interest and Dividend Revenue earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of interest expense associated with the Tax Receivable Agreement.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in Thousands)
GAAP Interest and Dividend Revenue	$26,497	$42,482	$85,505	$130,252
Segment Adjustment	—	2,566	4,881	7,486

Interest and Dividend Revenue	26,497	45,048	90,386	137,738

GAAP Interest Expense	39,540	53,362	120,460	138,960
Segment Adjustment	(312)	(547)	(768)	(1,277)

Interest Expense	39,228	52,815	119,692	137,683

Net Interest Income (Loss)	$(12,731)	$(7,767)	$(29,306)	$55

(l)	This adjustment removes the total segment amount of Realized Performance Revenues.
(m)	This adjustment removes the total segment amount of Realized Performance Compensation.

(n)	This adjustment removes the total segment amount of Realized Principal Investment Income.
(o)	This adjustment adds back Interest Expense on a segment basis.
The following tables are a reconciliation of Total GAAP Investments to Net Accrued Performance Revenues. Total GAAP Investments and Net Accrued Performance Revenues consist of the following:

	September 30,
	2020	2019
	(Dollars in Thousands)
Investments of Consolidated Blackstone Funds	$1,500,398	$8,481,233
Equity Method Investments
Partnership Investments	4,144,249	3,864,453
Accrued Performance Allocations	6,112,904	7,003,889
Corporate Treasury Investments	2,390,982	2,588,529
Other Investments	274,923	266,356

Total GAAP Investments	$14,423,456	$22,204,460

Accrued Performance Allocations - GAAP	$6,112,904	$7,003,889
Impact of Consolidation (a)	1	237
Due from Affiliates - GAAP (b)	21,499	18,955
Less: Net Realized Performance Revenues (c)	(75,328)	(129,129)
Less: Accrued Performance Compensation - GAAP (d)	(2,509,357)	(2,851,817)

Net Accrued Performance Revenues	$3,549,719	$4,042,135

(a)	This adjustment adds back investments in consolidated Blackstone Funds which have been eliminated in consolidation.
(b)	Represents GAAP accrued performance revenue recorded within Due from Affiliates.
(c)	Represents Performance Revenues realized but not yet distributed as of the reporting date and are included in Distributable Earnings in the period they are realized.
(d)	Represents GAAP accrued performance compensation associated with Accrued Performance Allocations and is recorded within Accrued Compensation and Benefits and Due to Affiliates.
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

During the three months ended September 30, 2020, Blackstone deconsolidated nine CLO vehicles. See Note 9. “Variable Interest Entities” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing for additional details.
Total assets were $25.0 billion as of September 30, 2020, a decrease of $7.5 billion, from December 31, 2019. The decrease in total assets was principally due to a decrease of $7.3 billion in total assets attributable to the consolidated Blackstone funds. The decrease in total assets attributable to the consolidated Blackstone funds was primarily due to a decrease of $6.9 billion in Investments which was primarily due to the deconsolidation of nine CLO vehicles. The other net variances of the assets attributable to the consolidated operating partnerships were relatively unchanged.
Total liabilities were $11.5 billion as of September 30, 2020, a decrease of $5.9 billion, from December 31, 2019. The decrease in total liabilities was principally due to a decrease of $7.2 billion in total liabilities attributable to the consolidated Blackstone funds, partially offset by an increase of $952.2 million in total liabilities attributable to consolidated operating partnerships. The decrease in total liabilities attributable to consolidated Blackstone funds was primarily due to a decrease of $6.5 billion in Loans Payable. The decrease in Loans Payable was primarily due to the deconsolidation of nine CLO vehicles. The increase in total liabilities attributable to the consolidated operating partnerships was primarily due to an increase of $969.9 million in Loans Payable. The increase in Loans Payable was primarily due to the issuance of $900 million of notes on September 29, 2020. The other net variances of the liabilities attributable to the consolidated operating partnerships were relatively unchanged.
We have multiple sources of liquidity to meet our capital needs as described in “— Sources and Uses of Liquidity”. While our liquidity has not been materially impacted by the
COVID-19
pandemic to date, we continue to closely monitor developments in the impact of the
COVID-19
pandemic and actively evaluate our sources and uses of liquidity in light of such developments.
Sources and Uses of Liquidity
We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in our businesses, the proceeds from our issuances of senior notes, liquid investments we hold on our balance sheet and access to our $1.6 billion committed revolving credit facility. As of September 30, 2020, Blackstone had $2.6 billion in cash and cash equivalents and $2.4 billion invested in corporate treasury investments, against $5.7 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.
On September 29, 2020, Blackstone issued $500 million aggregate principal amount of 1.600% senior notes due March 30, 2031 and $400 million aggregate principal amount of 2.800% senior notes due September 30, 2050. Blackstone intends to use the net proceeds from the sale of the notes for general corporate purposes. For additional information see Note 12. “Borrowings” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
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

Our own capital commitments to our funds, the funds we invest in and our investment strategies as of September 30, 2020 consisted of the following:

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner		Professionals (a)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment
	(Dollars in Thousands)
Real Estate
BREP VII	$300,000	$37,725	$100,000	$12,575
BREP VIII	300,000	51,350	100,000	17,117
BREP IX	300,000	212,044	100,000	70,681
BREP Europe IV	130,000	24,074	43,333	8,025
BREP Europe V	150,000	33,700	43,333	9,736
BREP Europe VI	130,000	99,164	43,333	33,055
BREP Asia I	45,000	10,335	15,000	3,445
BREP Asia II	70,707	40,706	23,569	13,569
BREDS II	50,000	6,227	16,667	2,076
BREDS III	50,000	17,659	16,667	5,886
BREDS IV	50,000	50,000	—	—
BPP	75,834	5,532	—	—
Other (b)	23,200	16,045	—	—

Total Real Estate	1,674,741	604,561	501,902	176,165

Private Equity
BCP V	629,356	30,642	—	—
BCP VI	719,718	82,829	250,000	28,771
BCP VII	500,000	69,084	225,000	31,088
BCP VIII	500,000	500,000	225,000	225,000
BEP I	50,000	4,728	—	—
BEP II	80,000	5,215	26,667	1,738
BEP III	80,000	69,798	26,667	23,266
BCEP	120,000	36,450	18,992	5,769
BCEP II	113,680	113,680	23,191	23,191
BCP Asia	40,000	21,962	13,333	7,321
Tactical Opportunities	408,211	179,662	136,070	59,887
Strategic Partners	770,742	485,734	118,907	73,071
BIP	168,632	114,998	—	—
BXLS	110,000	91,422	26,667	25,477
BXG	46,473	43,908	15,491	14,636
Other (b)	274,734	32,635	—	—

Total Private Equity	4,611,546	1,882,747	1,105,985	519,215

continued...

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner		Professionals (a)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment
	(Dollars in Thousands)
Hedge Fund Solutions
Strategic Alliance I	$50,000	$2,033	$—	$—
Strategic Alliance II	50,000	1,482	—	—
Strategic Alliance III	22,000	4,235	—	—
Strategic Holdings I	154,610	62,710	—	—
Strategic Holdings II	50,000	47,500	—	—
Other (b)	17,741	11,698	—	—

Total Hedge Fund Solutions	344,351	129,658	—	—

Credit & Insurance
Mezzanine / Opportunistic II	120,000	30,218	110,101	27,726
Mezzanine / Opportunistic III	130,783	61,841	31,054	14,684
Mezzanine / Opportunistic IV	122,000	122,000	33,333	33,333
European Senior Debt I	63,000	16,547	56,955	14,959
European Senior Debt II	93,026	80,704	24,142	20,793
Stressed / Distressed I	50,000	4,869	27,666	2,694
Stressed / Distressed II	125,000	51,695	121,050	50,061
Stressed / Distressed III	151,000	113,042	31,805	23,810
Energy I	80,000	38,026	75,555	35,913
Energy II	150,000	139,722	25,423	23,681
Credit Alpha Fund	52,102	7,465	50,624	7,254
Credit Alpha Fund II	25,500	14,921	6,034	3,531
Blackstone / GSO Secured Lending	74,500	19,370	—	—
Other (b)	168,812	44,674	21,605	3,899

Total Credit & Insurance	1,405,723	745,094	615,347	262,338

Other
Treasury (c)	843,512	825,408	—	—

	$8,879,873	$4,187,468	$2,223,234	$957,718

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

As of September 30, 2020, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of Blackstone, had issued and outstanding the following senior notes (collectively the “Notes”):

Aggregate
Principal
Amount
(Dollars/Euros
Senior Notes (a)	in Thousands)
4.750%, Due 2/15/2023	$400,000
2.000%, Due 5/19/2025	€300,000
1.000%, Due 10/5/2026	€600,000
3.150%, Due 10/2/2027	$300,000
1.500%, Due 4/10/2029	€600,000
2.500%, Due 1/10/2030	$500,000
1.600%, Due 3/30/2031	$500,000
6.250%, Due 8/15/2042	$250,000
5.000%, Due 6/15/2044	$500,000
4.450%, Due 7/15/2045	$350,000
4.000%, Due 10/2/2047	$300,000
3.500%, Due 9/10/2049	$400,000
2.800%, Due 9/30/2050	$400,000

$5,658,150

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
During the three and nine months ended September 30, 2020, we repurchased 2.0 million and 9.0 million shares, respectively, of Blackstone Class A common stock as part of the repurchase program at a total cost of $105.6 million and $474.0 million, respectively. As of September 30, 2020, the amount remaining available for repurchases under the repurchase program was $307.2 million.

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

With respect to the third quarter of fiscal year 2020, we paid to shareholders of our Class A common stock a dividend of $0.54 per share, aggregating to $1.30 per share of Class A common stock in respect of the nine months ended September 30, 2020. With respect to fiscal year 2019, we paid shareholders of our Class A common stock aggregate dividends of $1.95 per share.
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
The following table presents information regarding these financial instruments in our Condensed Consolidated Statements of Financial Condition:

		Securities
	Repurchase	Sold, Not Yet
	Agreements	Purchased
	(Dollars in Millions)
Balance, September 30, 2020	$80.6	$51.2
Balance, December 31, 2019	$154.1	$75.5
Nine Months Ended September 30, 2020
Average Daily Balance	$100.6	$57.8
Maximum Daily Balance	$152.8	$75.7

Contractual Obligations, Commitments and Contingencies
The following table sets forth information relating to our contractual obligations as of September 30, 2020 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

	October 1, 2020 to
Contractual Obligations	December 31, 2020	2021-2022	2023-2024	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$10,339	$194,288	$187,555	$274,055	$666,237
Purchase Obligations	18,266	51,954	6,266	—	76,486
Blackstone Issued Notes and Revolving Credit Facility (b)	—	—	400,000	5,258,150	5,658,150
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	30,258	333,928	305,428	2,235,967	2,905,581
Blackstone Funds Debt Obligations Payable	99	—	—	—	99
Blackstone Funds Capital Commitments to Investee Funds (d)	176,344	—	—	—	176,344
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (e)	—	104,201	83,668	612,537	800,406
Unrecognized Tax Benefits, Including Interest and Penalties (f)	—	1,034	—	—	1,034
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (g)	4,187,468	—	—	—	4,187,468

Consolidated Contractual Obligations	4,422,774	685,405	982,917	8,380,709	14,471,805
Blackstone Funds Debt Obligations Payable	(99)	—	—	—	(99)
Blackstone Funds Capital Commitments to Investee Funds (d)	(176,344)	—	—	—	(176,344)

Blackstone Operating Entities Contractual Obligations	$4,246,331	$685,405	$982,917	$8,380,709	$14,295,362

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

(b)	Represents the principal amount due on the senior notes we issued. As of September 30, 2020, we had no outstanding borrowings under our revolver.
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

(e)
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

(f)
The total represents gross unrecognized tax benefits of $0.5 million and interest and penalties of $0.5 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $31.1 million and interest of $3.2 million; therefore, such amounts are not included in the above contractual obligations table.

(g)
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
Indemnifications
In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of September 30, 2020.
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
As of September 30, 2020, the total clawback obligations were $125.7 million, of which $100.8 million was related to Blackstone Holdings and $24.9 million was related to current and former Blackstone personnel. The split of clawback between Blackstone Holdings and current and former personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.

If, at September 30, 2020, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $3.6 billion, on an after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $3.1 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote. See Note 16. “Related Party Transactions” and Note 17. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
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
Management and Advisory Fees, Net
— Blackstone earns base management fees from the investors in its managed funds and investment vehicles, at a fixed percentage of a calculation base, which is typically assets under management, net asset value, total assets, committed capital or invested capital. The range of management fee rates and the calculation base from which they are earned, generally, are as follows:
On private equity, real estate, and certain of our hedge fund solutions and credit-focused funds:

•	0.25% to 1.75% of committed capital or invested capital during the investment period,

•	0.25% to 1.50% of invested capital, committed capital or investment fair value subsequent to the investment period for private equity and real estate funds, and

•	0.75% to 1.50% of invested capital or net asset value subsequent to the investment period for certain of our hedge fund solutions and credit-focused funds.
On real estate, credit and MLP-focused funds structured like hedge funds:

•	0.24% to 1.50% of net asset value.
On credit and MLP-focused separately managed accounts:

•	0.24% to 1.50% of net asset value or total assets.
On real estate separately managed accounts:

•	0.65% to 2.00% of invested capital, net operating income or net asset value.
On funds of hedge funds, certain hedge funds and separately managed accounts invested in hedge funds:

•	0.25% to 1.50% of net asset value.
On CLO vehicles:

•	0.40% to 0.65% of the aggregate par amount of collateral assets, including principal cash.

On credit-focused registered and non-registered investment companies:

•	0.35% to 1.20% of total assets or net asset value.
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
Fair Value of Investments or Instruments that are Publicly Traded
Securities that are publicly traded and for which a quoted market exists will be valued at the closing price of such securities in the principal market in which the security trades, or in the absence of a principal market, in the most advantageous market on the valuation date. When a quoted price in an active market exists, no block discounts or control premiums are permitted regardless of the size of the public security held. In some cases, securities will include legal and contractual restrictions limiting their purchase and sale for a period of time, such as may be required under SEC Rule 144 or by underwriters in certain transactions. A discount to publicly traded price may be appropriate in those cases; the amount of the discount, if taken, shall be determined based on the time period that must pass before the restricted security becomes unrestricted or otherwise available for sale.
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
Effect on Fund Management Fees
Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the fair value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the nine months ended September 30, 2020 and September 30, 2019, the percentages of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	Nine Months Ended September 30,
	2020	2019
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	33%	36%

Market Risk
The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of September 30, 2020 and September 30, 2019, we estimate that a 10% decline in fair value of the investments would result in the following declines in Management Fees, Performance Revenues, Net of Related Compensation Expense and Investment Income:

September 30,
	2020			2019
		Performance			Performance
		Revenues,			Revenues,
		Net of Related			Net of Related
	Management	Compensation	Investment	Management	Compensation	Investment
	Fees (a)	Expense (b)	Income (b)	Fees (a)	Expense (b)	Income (b)
(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$179,501	$1,736,616	$168,377	$155,685	$1,612,040	$172,619

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.
Total Assets Under Management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	September 30, 2020
	Total Assets Under Management,
	Excluding Undrawn Capital	Percentage Amount
	Commitments and the Amount of	Classified as Level III
	Capital Raised for CLOs	Investments
	(Dollars in Thousands)
Real Estate	$124,838,469	90%
Private Equity	$90,823,435	74%
Hedge Fund Solutions	$74,517,525	12%
Credit & Insurance	$75,515,310	31%
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

Exchange Rate Risk
The Blackstone Funds hold investments that are denominated in
non-U.S.
dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and
non-U.S.
dollar currencies. Additionally, a portion of our management fees are denominated in
non-U.S.
dollar currencies. We estimate that as of September 30, 2020 and September 30, 2019, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management Fees, Performance Revenues, Net of Related Compensation Expense and Investment Income:

September 30,
	2020			2019
		Performance			Performance
		Revenues,			Revenues,
		Net of Related			Net of Related
	Management	Compensation	Investment	Management	Compensation	Investment
	Fees (a)	Expense (b)	Income (b)	Fees (a)	Expense (b)	Income (b)
(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$42,598	$681,985	$49,338	$19,941	$413,625	$37,458

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.
Interest Rate Risk
Blackstone may have debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of September 30, 2020 and September 30, 2019, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	September 30,
	2020	2019
	(Dollars in Thousands)
Annualized Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates (a)	$—	$—

(a) As of September 30, 2020 and 2019, Blackstone had no such debt obligations payable outstanding.

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

	September 30,
	2020			2019
	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets
	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$17,872	(a)	$26,831	$5,613	(a)	$34,630

(a)	As of September 30, 2020 and 2019, this represents 0.5% and 0.2% of our portfolio of liquid assets, respectively.
Blackstone has U.S. dollar and
non-U.S.
dollar based interest rate derivatives whose future cash flows and present value may be affected by movement in their respective underlying yield curves. We estimate that as of September 30, 2020 and September 30, 2019, a one percentage point increase parallel shift in global yield curves would result in the following impact on Other Revenue:

	September 30,
	2020	2019
	(Dollars in Thousands)
Annualized Increase in Other Revenue Due to a One Percentage Point Increase in Interest Rates	$13,782	$15,374
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
We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	September 30,
	2020	2019
	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$68,573	$69,439

(a)	As of September 30, 2020 and 2019, this represents 2.1% and 2.0% of our portfolio of liquid assets, respectively.
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
On July 9, 2020, the Kentucky Supreme Court unanimously held that the plaintiffs lack constitutional standing to bring their claims and remanded the case to the Circuit Court with direction to dismiss the complaint. On July 20, 2020, the Kentucky Attorney General filed a motion to intervene and a proposed intervening complaint in the Mayberry action on behalf of the Commonwealth of Kentucky. The Blackstone Defendants filed their objection to that motion on July 30, 2020 and a decision on the motion to intervene is pending. On July 21, 2020, the Kentucky Attorney General also filed a separate action in Franklin County Circuit Court that is nearly identical to its proposed intervening complaint. In addition, on July 29, 2020, counsel for certain of the Mayberry Plaintiffs filed a motion for leave to amend their complaint, purporting to remedy the standing defects identified by the Kentucky Supreme Court. The Blackstone Defendants intend to oppose the pending motion to amend.
Blackstone continues to believe that these suits are totally without merit and intends to defend them vigorously.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding repurchases of shares of our Class A common stock during the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands) (a)
Jul. 1 - Jul. 31, 2020	142,857	$54.28	142,857	$405,065
Aug. 1 - Aug. 31, 2020	999,999	$53.14	999,999	$351,930
Sep. 1 - Sep. 30, 2020	857,144	$52.21	857,144	$307,176

	2,000,000		2,000,000

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
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits

Exhibit Number	Exhibit Description

4.1	Fifteenth Supplemental Indenture dated as of September 29, 2020 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2020).

4.2	Form of 1.600% Senior Note due 2031 (included in Exhibit 4.1 hereto).

4.3	Sixteenth Supplemental Indenture dated as of September 29, 2020 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2020).

4.4	Form of 2.800% Senior Note due 2050 (included in Exhibit 4.3 hereto).

10.1*	Third Amended and Restated Limited Partnership Agreement of Blackstone Holdings I L.P., dated as of August 10, 2020, by and among Blackstone Holdings I/II GP L.L.C. and the limited partners of Blackstone Holdings I L.P. party thereto.

10.2*	Third Amended and Restated Limited Partnership Agreement of Blackstone Holdings II L.P., dated as of August 10, 2020, by and among Blackstone Holdings I/II GP L.L.C. and the limited partners of Blackstone Holdings II L.P. party thereto.

10.3*	Fourth Amended and Restated Limited Partnership Agreement of Blackstone Holdings III L.P., dated as of August 10, 2020, by and among Blackstone Holdings III GP L.P. and the limited partners of Blackstone Holdings III L.P. party thereto.

10.4*	Fourth Amended and Restated Limited Partnership Agreement of Blackstone Holdings IV L.P., dated as of August 10, 2020, by and among Blackstone Holdings IV GP L.P. and the limited partners of Blackstone Holdings IV L.P. party thereto.

10.5*	Third Amended and Restated Limited Partnership Agreement of Blackstone Holdings AI L.P., dated as of August 10, 2020, by and among Blackstone Holdings I/II GP L.L.C. and the limited partners of Blackstone Holdings AI L.P. party thereto.

10.6+*	Amended and Restated Agreement of Limited Partnership, of Strategic Partners Fund Solutions Associates – NC Real Asset Opportunities, L.P., dated as of September 30, 2014.

10.7+*	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates Real Estate VI L.P., dated as of April 8, 2015.

10.8+*	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates Real Estate VII L.P., dated November 4, 2020, and effective as of December 13, 2018.

10.9+*	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates Infrastructure III L.P., dated November 4, 2020, and effective as of December 24, 2019.

10.10+*	Amended and Restated Agreement of Limited Partnership of Strategic Partners Fund Solutions Associates RA II L.P., dated November 4, 2020, and effective as of April 3, 2017.

10.11+*	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates VI L.P., dated as of December 19, 2013.

10.12+*	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates VII L.P., dated as of February 12, 2016.

10.13+*	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates VIII L.P., dated November 4, 2020, and effective as of December 21, 2018.

10.14+*	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates DE L.P., dated November 4, 2020, and effective as of February 26, 2018.

10.15+*	Amended and Restated Limited Partnership Agreement of Blackstone CEMA II GP L.P., dated as of November 4, 2020.

10.16+*	Amended and Restated Limited Partnership Agreement of BREDS IV L.P., dated as of November 4, 2020, and effective as of April 3, 2020.

10.17+*	Amended and Restated Limited Partnership Agreement of BXLS V GP L.P., dated as of November 4, 2020, and effective as of December 31, 2019.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
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
Date:    November 6, 2020

The Blackstone Group Inc.

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and
Authorized Signatory)