Form 10-K
period 2020-12-31
Blackstone Group Inc
filed 2021-02-26
CIK 1393818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes
☐
    No
☒
As of June 28, 2020, the aggregate market value of the shares of common stock held by non-affiliates
of the registrant was approximately $37.9 billion.
As of February 2
4
, 2021, there were 683,839,810 shares of common stock of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, which reflect our current views with respect to, among other things, our operations, taxes, earnings and financial performance, and share repurchases and dividends. You can identify these forward-looking statements by the use of words such as “outlook,” “indicator,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to the impact of the novel coronavirus
(“COVID-19”),
as well as those described under the section entitled “Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
Risk Factor Summary
The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth more fully in “Part I. Item 1A. Risk Factors.”
Risks Related to Our Business

•
The global outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economies and has adversely impacted, and may continue to adversely impact, our performance and results of operations.

•	Our business could be adversely affected by difficult market, geopolitical and economic conditions.
•
A decline in the pace or size of investment made by, or poor performance of, our funds may adversely affect our revenues, may obligate us to repay Performance Allocations previously paid to us and could adversely affect our ability to raise capital.

•	Our revenue, earnings, net income and cash flow can all vary materially, which may make it difficult for us to achieve steady earnings growth on a quarterly basis.
•	Our business could be adversely affected by the loss of services from our founder and other key senior managing directors or future difficulty in recruiting and retaining professionals.
•
The asset management business depends in large part on our ability to raise capital from third party investors, is intensely competitive, and often involves complexities and relatively high-risk, illiquid assets.

•	We may be unable to consummate or successfully integrate additional development opportunities or increase the number and type of investment products.
•	Changes in relevant U.S. and foreign tax laws, regulations or treaties could adversely impact us and our ability to raise funds or increase our compliance or withholding tax costs.
•	The U.K.’s withdrawal from the European Union may negatively impact the value of certain of our assets.
•
Cybersecurity or other operational risks could result in the loss of data, interruptions in our business and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses.

•	Extensive regulation of our businesses affects our activities, creates the potential for significant liabilities and penalties and could result in additional burdens on our business.
•	We are subject to increasing scrutiny with respect to the environmental, social and governance impact of investments made by our funds.

•	We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of such allegations and negative publicity.
•
Certain policies and procedures implemented to mitigate potential conflicts of interest and other risk management activities may reduce the synergies across our various businesses, and failure to deal appropriately with conflicts of interest in our investment business could damage our reputation and adversely affect our businesses.

•	Valuation methodologies can be subject to significant subjectivity and the expected fair value of assets may never be realized.
•	Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.
•	We may pursue large or otherwise complex investments, invest in companies that we do not control or that are based outside of the United States or make investments that rank junior to others.
•	We may not have sufficient cash to pay back “clawback” obligations if and when they are triggered.
•	Investors may have certain redemption, termination or dissolution rights or may not satisfy their contractual obligation to fund capital calls when requested by us.
•	Our real estate funds are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.
•	Certain of our investment funds may invest in securities of companies that are experiencing significant financial or business difficulties.
•	Investments in certain assets and industries may expose us to increased environmental liabilities or increased operational, construction, regulatory and market risks.
•
Our funds’ and our performance may be adversely affected by inaccurate financial projections of our funds’ portfolio companies, contingent liabilities, counterparty defaults or forced disposal of investments at a disadvantageous time.

Risks Related to Our Organizational Structure

•	The significant voting power of holders of our Series I preferred stock and Series II preferred stock may limit the ability of holders of our common stock to influence our business.
•	We are not required to comply with certain provisions of U.S. securities laws relating to proxy statements and, as a controlled company, certain requirements of the New York Stock Exchange.
•
Our certificate of incorporation provides the Series II Preferred Stockholder with certain rights that may affect or conflict with the interests of the other stockholders and could materially alter our operations.

•	We are required to pay our senior managing directors for most of the benefits relating to certain additional tax depreciation or amortization deductions we may claim.
•	If The Blackstone Group Inc. were deemed an “investment company” under the 1940 Act, applicable restrictions could make it impractical for us to continue our business as contemplated.
•	We may fail to realize the anticipated benefits of the Conversion and we expect to pay more corporate income taxes than we paid historically prior to the Conversion.
Risks Related to Our Common Stock

•	Our common stock price may decline due to the large number of shares of common stock eligible for future sale and exchange.
•	Our certificate of incorporation provides us with a right to acquire all of the then outstanding shares of common stock under specified circumstances.
•	Our bylaws designate the Court of Chancery of the State of Delaware or U.S. federal district courts, as applicable, as the sole and exclusive forum for certain types of actions and proceedings.

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

Effective July 1, 2019, The Blackstone Group L.P. (the “Partnership”) converted from a Delaware limited partnership to a Delaware corporation, The Blackstone Group Inc. (the “Conversion”). This report includes the results for the Partnership prior to the Conversion and The Blackstone Group Inc. following the Conversion. In this report, references to “Blackstone,” the “Company,” “we,” “us” or “our” refer to (a) The Blackstone Group Inc. and its consolidated subsidiaries following the Conversion and (b) the Partnership and its consolidated subsidiaries prior to the Conversion. All references to shares or per share amounts prior to the Conversion refer to units or per unit amounts. Unless otherwise noted, all references to shares or per share amounts following the Conversion refer to shares or per share amounts of common stock. All references to dividends prior to the Conversion refer to distributions. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Organizational Structure.”
Effective February 26, 2021, Blackstone effectuated changes to rename its Class A common stock as “common stock,” and to reclassify its Class B and Class C common stock into a new “Series I preferred stock” and “Series II preferred stock,” respectively. Each new stock has the same rights and powers of its predecessor. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Organizational Structure” and “Part II. Item 9B. Other Information.”
“Series I Preferred Stockholder” refers to Blackstone Partners L.L.C., the holder of the sole outstanding share of our Series I preferred stock. For additional information, see “Part II. Item 9B. Other Information.”
“Series II Preferred Stockholder” refers to Blackstone Group Management L.L.C., the holder of the sole outstanding share of our Series II preferred stock. For additional information, see “Part II. Item 9B. Other Information.”
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
REIT, as “BXMT,” and to Blackstone Real Estate Income Trust, Inc., our non-listed REIT, as “BREIT.” We refer to our real estate funds which target substantially stabilized assets in prime markets, as Blackstone Property Partners (“BPP”) funds. We refer to BPP and BREIT collectively as our core+ real estate strategies.
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
“Assets Under Management” refers to the assets we manage. Our Assets Under Management equals the sum of:

(a)
the fair value of the investments held by our carry funds and our side-by-side
and
co-investment
entities managed by us plus the capital that we are entitled to call from investors in those funds and entities pursuant to the terms of their respective capital commitments, including capital commitments to funds that have yet to commence their investment periods,

(b)
the net asset value of (1) our hedge funds, real estate debt carry funds, BPP, certain co-investments
managed by us, certain credit-focused funds, and our Hedge Fund Solutions drawdown funds (plus, in each case, the capital that we are entitled to call from investors in those funds, including commitments yet to commence their investment periods), and (2) our funds of hedge funds, our Hedge Fund Solutions registered investment companies, and BREIT,

(c)	the invested capital, fair value or net asset value of assets we manage pursuant to separately managed accounts,

(d)	the amount of debt and equity outstanding for our collateralized loan obligations (“CLO”) during the reinvestment period,

(e)	the aggregate par amount of collateral assets, including principal cash, for our CLOs after the reinvestment period,

(f)	the gross or net amount of assets (including leverage where applicable) for our credit-focused registered investment companies,

(g)	the fair value of common stock, preferred stock, convertible debt, term loans or similar instruments issued by BXMT, and

(h)	borrowings under and any amounts available to be borrowed under certain credit facilities of our funds.
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

(e)	the invested capital, fair value of assets or the net asset value we manage pursuant to separately managed accounts,

(f)	the net proceeds received from equity offerings and accumulated distributable earnings of BXMT, subject to certain adjustments,

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
For our carry funds, total assets under management includes the fair value of the investments held and uncalled capital commitments, whereas fee-earning
assets under management may include the total amount of capital commitments or the remaining amount of invested capital at cost depending on whether the investment period has expired or as specified by the fee terms of the fund. As such, in certain carry funds fee-earning
assets under management may be greater than total assets under management when the aggregate fair value of the remaining investments is less than the cost of those investments.
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
Overview
Blackstone is one of the world’s leading investment firms, with Total Assets Under Management of $618.6 billion as of December 31, 2020. We seek to create positive economic impact and long-term value for our investors, the companies we invest in, and the communities in which we work. We do this by utilizing extraordinary people and flexible capital to help companies solve problems. Our asset management businesses include investment vehicles focused on real estate, private equity, public debt and equity, growth equity, opportunistic, non-investment
grade credit, real assets and secondary funds, all on a global basis.
All of Blackstone’s businesses use a solutions-oriented approach to drive better performance. We believe our scale, diversified business, long record of investment performance, rigorous investment process and strong client relationships position us to continue to perform well in a variety of market conditions, expand our assets under management and add complementary businesses.
We invest across alternative asset classes on behalf of our limited partners, including pension funds and retail investors. Our mission is to create long-term value through careful stewardship of their capital. To the extent our funds perform well, we can support a better retirement for tens of millions of pensioners, including teachers, nurses and firefighters.
In addition, because we are a global firm, our investments can make a positive difference around the world.
As of December 31, 2020, we employed approximately 3,165 people, including our 166 senior managing directors, at our headquarters in New York and around the world. Our employees are integral to Blackstone’s culture of integrity, professionalism and excellence. We believe hiring, training and retaining talented individuals, coupled with our rigorous investment process, has supported our excellent investment record over many years. This record, in turn, has enabled us to innovate into new strategies, drive growth and better serve our investors.
Business Segments
Our four business segments are: (a) Real Estate, (b) Private Equity, (c) Hedge Fund Solutions and (d) Credit & Insurance.
Information about our business segments should be read together with “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
For more information concerning the revenues and fees we derive from our business segments, see “— Fee Structure/Incentive Arrangements.”
Real Estate
Our Real Estate business, founded in 1991, is a global leader in real estate investing, with $187.2 billion of Total Assets Under Management as of December 31, 2020. Our Real Estate segment operates as one globally integrated business with approximately 615 employees and has investments in the Americas, Europe and Asia. Our real estate investment teams seek to utilize our global expertise and presence to generate attractive risk-adjusted returns for our investors and to make a positive impact on the communities in which we invest.
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

We launched Blackstone Real Estate Debt Strategies, our real estate debt platform, in 2008. Our BREDS vehicles primarily target real estate-related debt investment opportunities. BREDS invests in both public and private markets, primarily in the U.S. and Europe. BREDS’ scale and investment mandates enable it to provide a variety of lending options for our borrowers and investment options for our investors, including commercial real estate and mezzanine loans, residential mortgage loan pools and liquid real estate-related debt securities. The BREDS platform includes a number of high-yield real estate debt funds, liquid real estate debt funds and Blackstone Mortgage Trust, Inc., a NYSE-listed REIT.
Blackstone Real Estate began its Core+ strategy in 2013. Blackstone’s Core+ strategy invests in substantially stabilized real estate globally through regional open-ended funds focused on high-quality assets, the Blackstone Property Partners funds (“BPP”), and Blackstone Real Estate Income Trust, Inc. (“BREIT”), a non-listed REIT which was launched in 2017 and invests in U.S. income-generating assets. In November 2020, we launched Blackstone BioMed Life Science Real Estate L.P. (“BPP Life Sciences”), a long-term, perpetual capital, core+ return fund that owns BioMed Realty and is focused on life science office investments primarily across the U.S.
Private Equity
Our Private Equity segment encompasses global businesses with a total of approximately 555 employees managing $197.5 billion of Total Assets Under Management as of December 31, 2020. Our Private Equity segment includes our corporate private equity business, which consists of: (a) our flagship private equity funds, Blackstone Capital Partners, (b) our sector-focused funds, including our energy-focused funds, Blackstone Energy Partners, (c) our Asia-focused private equity funds, Blackstone Capital Partners Asia and (d) our core private equity funds, Blackstone Core Equity Partners. In addition, our Private Equity segment includes (a) our opportunistic investment platform that invests globally across asset classes, industries and geographies, Blackstone Tactical Opportunities, (b) our secondary fund of funds business, Strategic Partners Fund Solutions, (c) our infrastructure-focused funds, Blackstone Infrastructure Partners, (d) our life sciences private investment platform, Blackstone Life Sciences, (e) our growth equity investment platform, Blackstone Growth, (f) our multi-asset investment program for eligible high net worth investors offering exposure to certain of Blackstone’s key illiquid investment strategies through a single commitment, Blackstone Total Alternatives Solution and (g) our capital markets services business, Blackstone Capital Markets.
We are a global leader in private equity investing. Our corporate private equity business, established in 1987, pursues transactions across industries in both established and growth-oriented businesses across the globe. It strives to create value by investing in great businesses where our capital, strategic insight, global relationships and operational support can drive transformation. Our corporate private equity business’s investment strategies and core themes continually evolve in anticipation of, or in response to, changes in the global economy, local markets, regulation, capital flows and geopolitical trends. We seek to construct a differentiated portfolio of investments with a well-defined, interventionist, post-acquisition value creation strategy. Similarly, we seek investments that can generate strong unlevered returns regardless of entry or exit cycle timing. Finally, when we can identify sectors or geographies in which the demand for capital greatly exceeds the readily available supply, our corporate private equity business seeks to make investments at or near book value where it can create goodwill or franchise value through post-acquisition actions. Blackstone Core Equity Partners pursues control-oriented investments in high-quality companies with durable businesses and seeks to offer a lower level of risk and a longer hold period than traditional private equity.
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

Strategic Partners, our secondary fund of funds business, is a total fund solutions provider. As a secondary investor it acquires interests in high-quality private funds from original holders seeking liquidity. Strategic Partners focuses on a range of opportunities in underlying funds such as leveraged buyout, real estate, infrastructure, venture and growth capital, credit and other types of funds, as well as primary investments and co-investments
with financial sponsors. Strategic Partners also provides investment advisory services to separately managed account clients investing in primary and secondary investments in private funds and co-investments.
Blackstone Infrastructure Partners targets a diversified mix of core+, core and public-private partnership investments across all infrastructure sectors, including energy infrastructure, transportation, digital infrastructure, and water and waste with a primary focus in the U.S. BIP applies a disciplined, operationally intensive investment approach to investments, seeking to apply a long-term buy-and-hold
strategy to large-scale infrastructure assets with a focus on delivering stable, long-term capital appreciation together with a predictable annual cash flow yield.
Blackstone Life Sciences is our private investment platform with capabilities to invest across the life cycle of companies and products within the life sciences sector. BXLS primarily focuses on investments in life sciences products in late stage clinical development within the pharmaceutical and biotechnology sectors.
Blackstone Growth is our growth equity platform that seeks to deliver attractive risk-adjusted return by investing in dynamic, growth-stage businesses, with a focus on the consumer, enterprise solutions, financial services and healthcare sectors.
Hedge Fund Solutions
Working with our clients for more than 25 years, our Hedge Fund Solutions group is a leading manager of institutional funds with approximately 240 employees managing $79.4 billion of Total Assets Under Management as of December 31, 2020. The principal component of our Hedge Fund Solutions segment is Blackstone Alternative Asset Management (“BAAM”). BAAM is the world’s largest discretionary allocator to hedge funds, managing a broad range of commingled and customized fund solutions since its inception in 1990. The Hedge Fund Solution segment also includes investment platforms that seed new hedge fund businesses, purchase minority interests in more established general partners and management companies of funds, invest in special situations opportunities, create alternative solutions in the form of daily liquidity products and invest directly. Hedge Fund Solutions’ overall investment philosophy is to grow investors’ assets through both commingled and custom-tailored investment strategies designed to deliver compelling risk-adjusted returns. Diversification, risk management and due diligence are key tenets of our approach.
Credit & Insurance
Our Credit & Insurance segment, with approximately 430 employees and $154.4 billion of Total Assets Under Management as of December 31, 2020, consists principally of Blackstone Credit (“BXC”), formerly known as GSO Capital Partners LP. BXC is one of the largest credit-oriented managers in the world and is the largest manager of CLOs globally. The investment portfolios of the funds BXC manages or sub-advises
predominantly consist of loans and securities of
non-investment
grade companies spread across the capital structure including senior debt, subordinated debt, preferred stock and common equity.
BXC is organized into two overarching strategies: private credit and liquid credit. BXC’s private credit strategies include mezzanine lending funds, middle market direct lending funds (including Blackstone Secured Lending Fund (“BXSL”) and Blackstone Private Credit Fund (“BCRED”), both of which are business development companies (“BDCs”)), our structured products group, stressed/distressed strategies (including stressed/distressed funds and credit alpha strategies) and energy strategies. BXC’s liquid credit strategies consist of CLOs, closed-ended funds, open-ended funds and separately managed accounts. In December 2020, BXC acquired DCI LLC (“DCI”), a San Francisco based systematic credit investment firm. As part of the transaction, DCI will be integrated into BXC as systematic strategies within its liquid credit strategies unit.

In addition, our Credit & Insurance segment includes our insurer-focused platform, Blackstone Insurance Solutions (“BIS”). BIS focuses on providing full investment management services for insurers’ general accounts, delivering customized and diversified portfolios that include allocations to Blackstone managed products and strategies across asset classes and Blackstone’s private credit origination capabilities. BIS provides its clients tailored portfolio construction and strategic asset allocation, seeking to generate risk-managed, capital-efficient returns, diversification and capital preservation that meets clients’ objectives. BIS also provides similar services to clients through separately managed accounts or by sub-managing
assets for certain insurance-dedicated funds and special purpose vehicles.
Our Credit & Insurance segment also includes our publicly traded midstream energy infrastructure and master limited partnership (“MLP”) investment platform, which is managed by Harvest Fund Advisors LLC (“Harvest”). Harvest primarily invests capital raised from institutional investors in separately managed accounts and pooled vehicles, investing in publicly traded energy infrastructure and MLPs holding primarily midstream energy assets in North America.
Pátria Investments
On October 1, 2010, we purchased a 40% equity interest in Pátria Investments Limited and Pátria Investimentos Ltda. (collectively, “Pátria”). Pátria is a leading alternative asset manager in Latin America that was founded in 1988. As of December 31, 2020, we had representatives on Pátria’s board of directors in proportion to our ownership, although we did not control the day-to-day
management of the firm or the investment decisions of their funds, all of which resided with the local Brazilian partners. Based on our ownership rights, we reported our investment in Pátria using the equity method of accounting. Pátria’s assets under management are not included as part of Blackstone’s assets under management.
On January 26, 2021, Pátria completed its initial public offering (“IPO”), pursuant to which we sold a portion of our interest and no longer have representatives or the right to designate representatives on Pátria’s board of directors. As a result of Pátria’s pre-IPO
reorganization transactions (which included our sale of 10% of Pátria’s pre-IPO
shares to Pátria’s controlling shareholder) and the consummation of the IPO, we are deemed to no longer have significant influence over Pátria due to our decreased ownership and lack of board representation. Following the IPO, we will account for our retained interest in Pátria at fair value in accordance with the GAAP guidance for investments in equity securities with a readily determinable fair value.
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
Our investment professionals are responsible for selecting, evaluating, underwriting, diligencing, negotiating, executing, managing and exiting investments. Investment professionals generally submit investment opportunities for review and approval by a review committee and/or investment committee, subject to delineated exceptions set forth in the funds’ investment committee charters or resolutions. Review and investment committees are generally comprised of senior leaders and other senior professionals of the applicable investment business, and in many cases, other senior leaders of Blackstone and its businesses. Considerations that review and investment committees take into account when evaluating an investment may include, without limitation and depending on the nature of the investing business and its strategy, the quality of the business or asset in which the fund proposes to invest, the quality of the management team, likely exit strategies and factors that could reduce the value of the business or asset at exit, the ability of the business in which the investment is made to service debt in a range of economic and interest rate environments, macroeconomic trends in the relevant geographic region or industry and the quality of the businesses’ operations. Our review and/or investment committees also incorporate, to the extent appropriate, environmental, social and governance (“ESG”) factors into the investment decision-making process. In addition, before deciding to invest in a new hedge fund or a new alternative asset manager, as applicable, our Hedge Fund Solutions and Strategic Partners teams conduct diligence in a number of areas, which, depending on the nature of the investment, may include, among others, the fund’s/manager’s performance, investment terms, investment strategy and investment personnel, as well as its operations, processes, risk management and internal controls. With respect to liquid credit clients and other clients whose portfolios are actively traded in our Credit & Insurance segment, our industry-focused research analysts provide the review and/or investment committee with a formal and comprehensive review of new investment recommendations and portfolio managers and trading professionals discuss, among other things, risks associated with overall portfolio composition. Our Credit & Insurance segment’s research team monitors the operating performance of underlying issuers, while portfolio managers, together with our traders, focus on optimizing asset composition to maximize value for our investors.
Existing investments are reviewed and monitored on a regular basis by investment and asset management professionals. In addition, our investment professionals and Portfolio Operations team work directly with our portfolio company senior executives to identify opportunities to drive operational efficiencies and growth. We also seek to promote ESG initiatives across our portfolio in areas such as diversity and energy efficiency.
Structure and Operation of Our Investment Vehicles
Our private investment funds are generally organized as limited partnerships with respect to U.S. domiciled vehicles and limited partnerships or other similar limited liability entities with respect to
non-U.S.
domiciled vehicles. In the case of our separately managed accounts, the investor, rather than we, generally controls the investment vehicle that holds or has custody of the investments we advise the vehicle to make. We conduct the sponsorship and management of our carry funds and other similar vehicles primarily through a partnership structure in which limited partnerships organized by us accept commitments and/or subscriptions for investment from institutional investors and, to a more limited extent, high net worth individuals. Such commitments are generally drawn down from investors on an as-needed
basis to fund investments (or for other permitted purposes) over a specified term. With the exception of certain core+ real estate and real estate debt funds, our private equity and real estate funds are commitment-structured funds. For certain BPP and BREDS funds, all or a portion of an investor’s capital may be funded on or promptly after the investor’s subscription date and cash proceeds, resulting from the disposition of investments can be reinvested, subject to certain limitations and limited investor withdrawal rights. Our credit-focused funds are generally either commitment-structured funds or open-ended funds where the investor’s capital is fully funded on or promptly after the investor’s subscription date. The CLO vehicles we manage are structured investment vehicles that are generally private companies with limited liability. Most of our funds of hedge funds as well as our hedge funds are structured as funds where the investor’s capital is fully funded on the subscription date. BIS is generally structured around separately managed accounts.
Our investment funds, separately managed accounts and other vehicles not domiciled in the European Economic Area (the “EEA”) are each generally advised by a Blackstone entity serving as investment adviser that is registered under the U.S. Investment Advisers Act of 1940, as amended (the “Advisers Act”). For our investment funds, separately managed accounts and other vehicles domiciled in the EEA, a Blackstone entity domiciled in the EEA generally serves as external alternative investment fund manager (“AIFM”), and the AIFM typically delegates its portfolio management function to a Blackstone-affiliated investment adviser registered under the Advisers Act. Substantially all of the day-to-day
operations of each investment vehicle are typically carried out by the Blackstone entity serving as investment adviser or AIFM, as applicable, pursuant to an investment advisory, investment management, AIFM or other similar agreement. Generally, the material terms of our investment advisory and AIFM agreements, as applicable, relate to the scope of services to be rendered by the investment adviser or the AIFM to the applicable vehicle, the calculation of management fees to be borne by investors in our investment vehicles, the calculation of and the manner and extent to which other fees received by the investment adviser or the AIFM, as applicable, from funds or fund portfolio companies serve to offset or reduce the management fees payable by investors in our investment vehicles and certain rights of termination with respect to our investment advisory and AIFM agreements. With the exception of the registered funds described below, the investment vehicles themselves do not generally register as investment companies under the U.S. Investment Company Act of 1940, as amended (the “1940 Act”), in reliance on the statutory exemptions provided by Section 3(c)(7), Section 3(c)(5)(C) or, Section 3(c)(1) thereof. Section 3(c)(7) of the 1940 Act exempts from its registration requirements investment vehicles privately placed in the United States whose securities are beneficially owned exclusively by persons who, at the time of acquisition of such securities, are “qualified purchasers” as defined under the 1940 Act. In addition, under current interpretations of the SEC, Section 3(c)(7) of the 1940 Act exempts from registration any
non-U.S.
investment vehicle all of whose outstanding securities are beneficially owned either by
non-U.S.
residents or by U.S. residents that are qualified purchasers. Section 3(c)(5)(C) of the 1940 Act exempts from its registration requirements certain companies engaged primarily in investment in mortgages and other liens or investments in real estate. Section 3(c)(1) of the 1940 Act exempts from its registration requirements privately placed investment vehicles whose securities are beneficially owned by not more than 100 persons. Additionally, under current interpretations of the SEC, Section 3(c)(1) of the 1940 Act exempts from registration any
non-U.S.
investment vehicle not publicly offered in the U.S. all of whose outstanding securities are beneficially owned by not more than 100 U.S. residents. BXMT is externally managed by a Blackstone-owned entity pursuant to a management agreement, conducts its operations in a manner that allows it to maintain its REIT qualification and also avail itself of the statutory exemption provided by Section 3(c)(5)(C) of the 1940 Act. BREIT is externally advised by a Blackstone-owned entity pursuant to an advisory agreement, conducts its operations in a manner that allows it to maintain its REIT qualification and also avails itself of the statutory exemption provided by Section 3(c)(5)(C) of the 1940 Act. In some cases, one or more of our investment advisers, including advisers within BXC, BAAM and BREDS, advises or sub-advises
funds registered, or regulated as a BDC, under the 1940 Act.
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

•
The investment adviser of each of our credit-focused registered and non-registered
investment companies and our BDCs typically receive an annual management fee based on a percentage of net asset value or total managed assets. The management fees we receive from the registered investment companies we manage are generally paid on a regular basis (typically quarterly). Such management fees are generally subject to contractual rights of the company’s board of directors to terminate our management of an account on as short as 30 days’ notice.

•
The investment adviser of BXMT receives an annual management fee, paid quarterly, based on a percentage of BXMT’s net proceeds received from equity offerings and accumulated “distributable earnings” (which is generally equal to its net income, calculated under GAAP, excluding certain non-cash
and other items), subject to certain adjustments.

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

•
The investment adviser of our BDCs receives (a) income incentive fees of 12.5% or 15%, subject to annual hurdle amounts of 5% or 6% with a catch-up,
payable quarterly, and (b) capital gains incentive fees (net of realized and unrealized losses) of 12.5% or 15%, payable annually.

•
The investment manager of BXMT receives an incentive fee generally equal to 20% of BXMT’s distributable earnings in excess of a 7% per annum return on stockholder’s equity (excluding stock appreciation or depreciation), provided that BXMT’s distributable earnings over the prior three years is greater than zero.

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
Carried interest is typically structured as a net profits interest in the applicable fund. In the case of our carry funds, carried interest is generally calculated on a “realized gain” basis, and each general partner (or affiliate) is generally entitled to an allocation of up to 20% of the net realized income and gains (generally taking into account realized and unrealized or net unrealized losses) generated by such fund. Net realized income or loss is not generally netted between or among funds, and in some cases our carry funds provide for allocations to be made on current income distributions (subject to certain conditions).
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
Although a portion of any dividends paid to our shareholders may include any carried interest received by us, we do not intend to seek fulfillment of any clawback obligation by seeking to have our shareholders return any portion of such dividends attributable to carried interest associated with any clawback obligation. To the extent we are required to fulfill a clawback obligation, however, we may determine to decrease the amount of our dividends to our shareholders. The clawback obligation operates with respect to a given carry fund’s own net investment performance only and carried interest of other funds is not netted for determining this contingent obligation. Moreover, although a clawback obligation is several, the governing agreements of most of our funds provide that to the extent another recipient of carried interest (such as a current or former employee) does not fund his or her respective share of the clawback obligation then due, then we and our employees who participate in such carried interest plans may have to fund additional amounts (generally an additional 50% to 70% beyond our pro-rata
share of such obligation) although we retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations. We have recorded a contingent repayment obligation equal to the amount that would be due on December 31, 2020, if the various carry funds were liquidated at their current carrying value.
For additional information concerning the clawback obligations we could face, see “— Item 1A. Risk Factors — Risks Related to Our Business — We may not have sufficient cash to pay back “clawback” obligations if and when they are triggered under the governing agreements with our investors.”
Advisory and Transaction Fees
Some of our investment advisers or their affiliates receive customary fees (for example, acquisition, origination and other transaction fees) upon consummation of their funds’ transactions, and may from time to time receive advisory, monitoring and other fees in connection with their activities. For most of the funds where we receive such fees, we are required to reduce the management fees charged to the funds’ limited partners by 50% to 100% of such limited partner’s share of such fees.
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
Investors in many of our funds also receive the opportunity to make additional
“co-investments”
with the investment funds. Our personnel, as well as Blackstone itself and certain Blackstone relationships, also have the opportunity to make investments, in or alongside our funds and other vehicles we manage, in some instances without being subject to management fees, carried interest or incentive fees. In certain cases, limited partner investors may pay additional management fees or carried interest in connection with such co-investments.

Competition
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
Human Capital Management
Blackstone’s employees are integral to our culture of integrity, professionalism, excellence and cooperation. The intellectual capital collectively possessed by our employees is our most important asset. We hire qualified people, train them and encourage them to work together to provide their best thinking to the firm for the benefit of the investors in the funds we manage. As of December 31, 2020, we employed approximately 3,165 people. During 2020, our total number of employees increased by approximately 260.
Talent Acquisition, Development and Retention
We believe the talent of our employees, coupled with our rigorous investment process, has supported our excellent investment record over many years. We are therefore focused on hiring, training, motivating and retaining talented individuals. Across all our businesses, we face intense competition for qualified personnel.
We seek to attract candidates from different backgrounds and skill sets and to hire the brightest minds in our industry. We believe our reputation, talent development opportunities and compensation make us an attractive employer. We encourage independent thinking and reward initiative while providing training and development opportunities to help our employees grow professionally. In addition, our Respect at Work programs and trainings help maintain an inclusive work environment in which all individuals are treated with respect and dignity. Employee education and training are also critical to maintaining a culture of compliance. As discussed below, we seek to retain and incentivize the performance of our employees through our compensation structure. We also enter into non-competition
and
non-solicitation
agreements with certain employees. See “Part III. Item 11. Executive Compensation —
Non-Competition
and
Non-Solicitation
Agreements” for a description of the material terms of such agreements.

We believe a diverse and inclusive workforce makes us better investors and a better firm. To that end, our talent acquisition platform includes programs aimed at expanding diversity at Blackstone and in financial services, such as the Blackstone Future Women Leaders program and the Blackstone Diverse Leaders program. Our employees are invited to participate in our internal affinity networks, which seek to engage, connect and create a supportive environment for our employees, including by hosting speaker series, professional development panels and social events. These networks include the Blackstone Women’s Initiative, the Blackstone Diverse Professionals Network, OUT Blackstone and the Blackstone Veterans Network.
Compensation and Benefits
Our compensation is designed to motivate and retain employees and align their interests with those of the investors in our funds. In particular, incentive compensation for our senior managing directors and other employees involves a combination of annual cash bonus payments and performance interests or deferred equity awards, which we believe encourages them to focus on the performance of our investment funds and the overall performance of the firm. The proportion of compensation that is “at risk” generally increases as an employee’s level of responsibility rises. Employees at higher total compensation levels are generally targeted to receive a greater percentage of their total compensation payable in annual cash bonuses, participation in performance interests, and deferred equity awards and a lesser percentage in the form of base salary compared to employees at lower total compensation levels. To further align their interests with those of investors in our funds, our employees have the opportunity to make investments in or alongside our funds and other vehicles we manage. We also provide our employees robust health and retirement offerings, as well as a variety of quality of life benefits, including time-off
options and well-being and family planning resources.
We believe our current compensation and benefit allocations for senior professionals are best in class and are consistent with companies in the alternative asset management industry. Our senior management periodically reviews the effectiveness and competitiveness of our compensation program. Most of our current senior managing directors and other senior personnel have equity interests in our business that entitle such personnel to cash distributions. See “Part III. Item 11. Executive Compensation — Compensation Discussion and Analysis — Overview of Compensation Philosophy and Program” for more information on compensation of our senior managing directors and certain other employees.
Our Response to
COVID-19
In response to the
COVID-19
pandemic, our primary focus has been the safety and wellbeing of our employees and their families. In accordance with local government guidance and social distancing recommendations, the majority of our employees globally have been working remotely. Our technology infrastructure has proven to be robust and capable of supporting this model. We have implemented rigorous protocols for remote work across the firm, including increased cadence of group calls and updates, and frequent communication across leadership and working levels. We are leveraging technology to ensure our teams stay connected and productive, and that our culture remains strong even in these unusual circumstances. To the extent permitted by local government guidance, our employees may elect to come into the office. We have implemented rigorous health and safety protocols, including testing, distancing and contact-tracing programs where permissible, to help keep employees safe that elect to come into the office.
Regulatory and Compliance Matters
Our businesses, as well as the financial services industry generally, are subject to extensive regulation in the United States and elsewhere.

All of the investment advisers of our investment funds operating in the U.S. are registered as investment advisers with the SEC under the Advisers Act (other investment advisers may be registered in
non-U.S.
jurisdictions). Registered investment advisers are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, fiduciary duties to advisory clients, maintaining an effective compliance program and code of ethics, investment advisory contracts, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure, advertising and custody requirements, political contributions, limitations on agency cross and principal transactions between an adviser and advisory clients, and general anti-fraud prohibitions.
Blackstone Securities Partners L.P. (“BSP”), a subsidiary of ours through which we conduct our capital markets business and certain of our fund marketing and distribution, is registered as a broker-dealer with the SEC and is subject to regulation and oversight by the SEC, is a member of the Financial Industry Regulatory Authority, or “FINRA,” and is registered as a broker-dealer in 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the Virgin Islands. In addition, FINRA, a self-regulatory organization subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including BSP. State securities regulators also have regulatory oversight authority over BSP.
Broker-dealers are subject to regulations that cover all aspects of the securities business, including, among others, the implementation of a supervisory control system over the securities business, advertising and sales practices, conduct of and compensation in connection with public securities offerings, maintenance of adequate net capital, record keeping and the conduct and qualifications of employees. In particular, as a registered broker-dealer and member of FINRA, BSP is subject to the SEC’s uniform net capital rule, Rule
15c3-1.
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
In addition, certain of the
closed-end
and
open-end
investment companies we manage, advise or
sub-advise
are registered, or regulated as a BDC, under the 1940 Act. The 1940 Act and the rules thereunder govern, among other things, the relationship between us and such investment vehicles and limit such investment vehicles’ ability to enter into certain transactions with us or our affiliates, including other funds managed, advised or sub-advised
by us.
Pursuant to the U.K. Financial Services and Markets Act 2000, or “FSMA,” certain of our subsidiaries are subject to regulations promulgated and administered by the Financial Conduct Authority (“FCA”). The FSMA and rules promulgated thereunder form the cornerstone of legislation which governs all aspects of our investment business in the United Kingdom, including sales, research and trading practices, provision of investment advice, use and safekeeping of client funds and securities, regulatory capital, recordkeeping, approval standards for individuals, anti-money laundering, periodic reporting and settlement procedures. The Blackstone Group International Partners LLP (“BGIP”) acts as a sub-advisor
to its Blackstone U.S. affiliates in relation to the investment and re-investment
of Europe, Middle East and Africa (“EMEA”) based assets of Blackstone Funds as well as arranging transactions to be entered into by or on behalf of Blackstone Funds. On January 31, 2020, the U.K. withdrew from the European Union (“Brexit”), with a transition period that expired on December 31, 2020. Until December 31, 2020, BGIP had a Markets in Financial Instruments Directive (2014) (“MiFID II”) cross-border passport to provide investment advisory services within the European Economic Area (“EEA”). As of January 1, 2021, BGIP no longer has a MiFID II passport. Consequently, BGIP can only conduct regulated activity in the United Kingdom and other jurisdictions where either it has obtained a cross-border license or can operate pursuant to a licensing exemption. BGIP’s principal place of business is in London and it has representative offices in Abu Dhabi and Paris and a branch in Milan. Blackstone Insurance Solutions Europe LLP (“BISE”) is currently authorized and regulated by the FCA; however, an application has been submitted to the FCA to cancel BISE’s permissions.

Blackstone Ireland Limited (formerly known as Blackstone / GSO Debt Funds Management Europe Limited) (“BIL”) is authorized and regulated by the Central Bank of Ireland (“CBI”) as an Investment Firm under the European Union (Markets in Financial Instruments) Regulations 2017. BIL’s principal activity is the provision of management and advisory services to certain CLO and sub-advisory
services to certain affiliates. Blackstone Ireland Fund Management Europe Limited (formerly known as Blackstone / GSO Debt Funds Management Europe II Limited) (“BIFML”) is authorized and regulated by the CBI as an Alternative Investment Fund Manager under the European Union (Alternative Investment Fund Managers Regulations) 2013 (“AIFMRs”). BIFML acts as AIFM and provides investment management functions including portfolio management, risk management, administration, marketing and related activities to its alternative investment funds in accordance with AIFMRs and the conditions imposed by the CBI as set out in the CBI’s alternative investment fund rulebook.
Blackstone Europe Fund Management S.à r.l. (“BEFM”) is an authorized Alternative Investment Fund Manager under the Luxembourg Law of 12 July 2013 on alternative investment fund managers (as amended, the “AIFM Law”). BEFM may also provide discretionary portfolio management services, investment advice and reception and transmission of orders in accordance with article 5(4) of the AIFM Law. BEFM provides investment management functions including portfolio management, risk management, administration, marketing and related activities to the assets of its alternative investment funds, in accordance with the AIFM Law and the regulatory provisions imposed by the
Commission de Surveillance du Secteur Financier
in Luxembourg. As of January 1, 2021, BEFM promotes Blackstone products and services in European countries where BGIP is not otherwise licensed to do so. BEFM has a branch established in Denmark, which is in the process of being closed.
Certain Blackstone operating entities are licensed and subject to regulation by financial regulatory authorities in Japan, Hong Kong, Australia and Singapore: The Blackstone Group Japan K.K., a financial instruments firm, is registered with Kanto Local Finance Bureau
(Kin-sho
No. 1785) and regulated by the Japan Financial Services Agency; The Blackstone Group (HK) Limited is regulated by the Hong Kong Securities and Futures Commission; The Blackstone Group (Australia) Pty Limited (ACN 149 142 058) and Blackstone Real Estate Australia Pty Limited (ACN 604 167 651) each holds an Australian financial services license authorizing it to provide financial services in Australia (AFSL 408376 and AFSL 485716, respectively) and is regulated by the Australian Securities and Investments Commission; and Blackstone Singapore Pte. Ltd. is regulated by the Monetary Authority of Singapore (company registration number: 201020503E).
Certain investment advisers are also registered with international regulators in connection with their management of products that are locally distributed and/or regulated.
The SEC and various self-regulatory organizations, state securities regulators and international securities regulators have in recent years increased their regulatory activities, including regulation, examination and enforcement in respect of asset management firms, including Blackstone.
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
Rigorous legal and compliance analysis of our businesses and investments is endemic to our culture and risk management. Our Chief Legal Officer and Global Head of Compliance, together with the Chief Compliance Officers of each of our businesses, supervise our compliance personnel, who are responsible for addressing the regulatory and compliance matters that affect our activities. We strive to maintain a culture of compliance through the use of policies and procedures including a code of ethics, electronic compliance systems, testing and monitoring, communication of compliance guidance and employee education and training. Our compliance policies and procedures address regulatory and compliance matters such as the handling of material non-public
information, personal securities trading, marketing practices, gifts and entertainment, anti-money laundering, anti-bribery and sanctions, valuation of investments on a fund-specific basis, recordkeeping, potential conflicts of interest, the allocation of investment opportunities, collection of fees and expense allocation.

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
Our enterprise risk management framework is designed to manage non-investment
risk areas across the firm, such as strategic, financial, human capital, legal, operational, regulatory, reputational and technology risks. Our enterprise risk committee aims to identify, assess, monitor and mitigate such key enterprise risks at the corporate, business unit and fund level. The enterprise risk committee is chaired by our Chief Financial Officer and is comprised of senior management across business units, corporate functions and regions. Senior management reports regularly to the audit committee of our board of directors on risk matters evaluated by the enterprise risk committee, including by providing periodic risk reports, an overview of management’s views on key risks to the firm and detailed assessments of selected risks. Our firmwide valuation committee reviews the valuation process for investments held by us and our investment vehicles, including the application of appropriate valuation standards on a consistent basis. The firmwide valuation committee is chaired by our Chief Financial Officer and is comprised of senior heads of Blackstone’s businesses and representatives from legal and finance. The review committees and/or investment committees of our businesses review and evaluate investment opportunities in a framework that includes a qualitative and quantitative assessment of the key risks of investments. See “— Investment Process and Risk Management.”
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
Risks Related to Our Business
The global outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economies and has adversely impacted, and may continue to adversely impact, our performance and results of operations.
The
COVID-19
pandemic and related shutdowns or limitations in the operations of certain non-essential
businesses have created economic and financial disruptions that have adversely impacted, and may continue to adversely impact, our business, financial condition, results of operations, liquidity and prospects materially. The pandemic has also exacerbated many of the other risks discussed in this “Risk Factors” section. Although an economic recovery is partially underway, it continues to be uneven and characterized by meaningful dispersion across sectors and regions, with uncertainty regarding its ultimate length and trajectory.
The longer the pandemic impacts activity levels in the locations and sectors in which we and our portfolio companies operate, the more likely it is to have a sustained, material impact on the economy and on us. In particular, issues with respect to the distribution or adoption of vaccines or the spread of variants of the virus could lead people to continue to self-isolate and not participate in the economy at pre-pandemic
levels for a prolonged period of time. These and other factors may delay a return to pre-pandemic,
ordinary course economic activity, or cause the U.S. economy or other major global economies to experience a recession.
If and when the
COVID-19
pandemic subsides, the market turmoil and other changes associated with the pandemic may have lasting effects on our business and operations. The proliferation of remote working may result in long-term changed market, consumer and workplace practices that could negatively impact us and our business. Increased adoption of and familiarity with remote work practices could result in continued decreased demand for business and leisure travel, hotel stays, conference facilities, select U.S. urban residential and office assets, diesel fuel and gasoline. In addition, consumer practices and demands may permanently, or for an extended period, change from what they were prior to the onset of
COVID-19,
including avoiding activities where people are in close proximity to each other, which could adversely affect certain of our investments. Failure of our investment strategies to adapt to these and other changes could adversely impact the returns on our investments.
Adverse impacts on our business as a result of the
COVID-19
pandemic include, and may in the future include, but are not limited to:

•
Performance Revenues
. Our ability to realize value from our investments was adversely impacted, and could continue to be adversely impacted, by decreased portfolio company revenues and earnings, lack of potential buyers with financial resources to pursue an acquisition, and limited access to the equity capital markets. During the year ended December 31, 2020, certain of our unrealized investment valuations, particularly in the sectors most directly impacted by the COVID-19 pandemic, declined significantly from their valuations at December 31, 2019. Valuation declines in 2020 resulted in a decline in our Net Accrued Performance Revenues as of December 31, 2020 as compared to December 31, 2019. Such declines, if sustained, would adversely impact our Realized Performance Revenues in future periods. During parts of 2020, limited opportunities for realizing gains also delayed or eliminated receipt of performance revenues as preferred return thresholds became harder to achieve. Although the continuing market recovery through the fourth quarter of 2020 has contributed to capital deployment and realizations, a potential market downturn, or a slower economic recovery, and associated declines in the value of investments as well as limited capital deployment and realization opportunities could reduce our performance revenues.

•
Management Fees
. As discussed above, while continuing market recovery since the onset of the
COVID-19
pandemic has contributed to capital deployment, realization and fundraising activity, a potential market downturn may cause us to experience a decline in the pace of our investments. The pandemic slowed our anticipated fundraising pace for new or successor funds during the first quarter of 2020. Although our fundraising pace substantially recovered during the remainder of 2020, we may experience another such decline in the pace of our investments and of our recovery. If our funds are unable to deploy capital at a pace that is sufficient to offset the pace of our realizations, our fee revenues could decrease.

•
Investment Performance
. Many of our investments are in industries that have been materially impacted by
COVID-19
and related public health restrictions and recommendations, including shutdowns or limitations in operations. For example, certain investments in our real estate portfolio, such as those in the hospitality, location-based entertainment and retail sectors and, in certain geographies, in the office and residential sectors as well as in our private equity portfolio, such as those in the travel, leisure and events sectors, have experienced material reductions in value and continue to be adversely impacted. Similarly, in the first quarter of 2020, our energy investments were materially adversely impacted by supply and demand shocks that created historic dislocation in the energy markets. We have also seen an increasing focus toward rent regulation as a means to address residential affordability caused by undersupply of housing in certain markets in the U.S. and Europe, as well as an increasing focus on the institution of eviction limitations in response to the
COVID-19
pandemic in the U.S. Such conditions (which may be across industries, sectors or geographies) may contribute to adverse operating performance, including by moderating rent growth in certain geographies and markets in our residential portfolio. If the disruptions caused by
COVID-19
continue, the businesses of impacted portfolio companies could suffer materially, which would decrease the value of our funds’ investments. Furthermore, such negative market conditions could potentially result in a portfolio company entering bankruptcy proceedings, thereby potentially resulting in a complete loss of the fund’s investment in such portfolio company and a significant negative impact to the investment fund’s performance and consequently to our operating results and cash flow, as well as to our reputation.

•
Liquidity
. Our portfolio companies faced, and may face in the future, increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams, and limited access or higher cost of financing, which may result in potential impairment of our or our funds’ investments. Changes in the debt financing markets impacted, and may in the future impact, the ability of our portfolio companies to meet their respective financial obligations. For example, the initial outbreak of the pandemic created additional pressure for certain of our portfolio companies’ and investments’ liquidity needs, including by adversely impacting rent collection and operational performance in certain sectors and geographies. Although we have multiple sources of liquidity to meet our capital needs, changes in the debt financing markets may also in the future impact our ability to refinance our debt obligations. In addition, borrowers of loans, notes and other credit instruments in our credit funds’ portfolios may be unable to meet their principal or interest payment obligations or satisfy financial covenants, and tenants leasing real estate properties owned by our funds may not be able to pay rents in a timely manner or at all, resulting in a decrease in value of our funds’ credit and real estate investments and lower than expected return. In addition, for variable rate instruments, lower reference rates resulting from government stimulus programs in response to
COVID-19
could lead to lower interest income for our credit funds. We experienced a period of significant dislocation during the first quarter of 2020, when the liquidity of certain assets traded in the credit markets was limited. Another period of such dislocation due to the economic uncertainty could impact the value of certain assets held by our real estate debt, credit and Hedge Fund Solutions funds, such funds’ ability to sell assets at attractive prices or in a timely manner in order to avoid losses and the likelihood of margin calls from credit providers. In addition, a sudden contraction of liquidity in the credit markets, including as a result of overwhelming desire for liquidity on the part of market participants, is likely to exacerbate the likelihood of forced sales of assets and margins calls, which would result in further declines in the value of assets. For example, in our Hedge Funds Solutions segment, such a contraction could cause investors to seek liquidity in the form of redemptions from our funds, adversely impacting management fees.

•
Operational Risks
. In accordance with local government guidance and social distancing recommendations, the majority of our employees globally have been working remotely during the
COVID-19
pandemic. While our technology infrastructure has supported remote work, such working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the
COVID-19
pandemic. In addition, third party service providers on whom we have become increasingly reliant for certain aspects of our business, including for certain information systems, technology (including cloud-based services) and the administration of certain funds, could be impacted by an inability to perform due to
COVID-19
restrictions or by failures of, or attacks on, their information systems and technology.

•
Employee-Related Risks
.
COVID-19
continues to present a significant threat to our employees’ and their families’ well-being. Our employees or executive officers may become sick or otherwise unable to perform their duties for an extended period of time, and extended public health restrictions and remote working arrangements may impact employee morale. In addition to any potential impact of such extended illness on our operations, we may be exposed to the risk of litigation by our employees against us for, among other things, failure to take adequate steps to protect their well-being, particularly in the event they become sick after a return to the office. A prolonged period of remote work may also make it more difficult to integrate new employees and maintain our culture.

The extent to which the
COVID-19
pandemic will affect our business, financial condition, results of operations, liquidity and prospects materially will depend on future developments, including the duration, spread and intensity of the pandemic, the duration of government measures to mitigate the pandemic and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and difficult to predict.
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
Turmoil in the global financial markets can provoke significant volatility of equity and debt securities prices. This can have a material and rapid impact on our mark-to-market
valuations, particularly with respect to our public holdings and credit investments. As publicly traded equity securities have in recent years represented a significant proportion of the assets of many of our carry funds, stock market volatility, including a sharp decline in the stock market, such as the one experienced in the first quarter of 2020, may adversely affect our results, including our revenues and net income. In addition, our public equity holdings have at times been and are currently concentrated in a few large positions, thereby making our unrealized mark-to-market
valuations particularly sensitive to sharp changes in the price of any of these positions. Further, although the equity markets are not the only means by which we exit investments, should we experience another period of challenging equity markets, our funds may experience increased difficulty in realizing value from investments.
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

In addition to the factors described above, other factors described herein that may affect market, economic and geopolitical conditions, and thereby adversely affect our business include, without limitation:

•	economic slowdown in the U.S. and internationally,

•	changes in interest rates and/or a lack of availability of credit in the U.S. and internationally,

•	commodity price volatility, and

•	changes in law and/or regulation, and uncertainty regarding government and regulatory policy, including in connection with the new administration.
A period of economic slowdown, which may be across one or more industries, sectors or geographies, has contributed and could in the future contribute to adverse operating performance for certain of our funds’ investments, which would adversely affect our operating results and cash flows.
Countries and industries around the globe continue to grapple with the economic impacts of the
COVID-19
pandemic. Although the global economy has begun reopening, the economic recovery may continue to be uneven and characterized by meaningful dispersion across sectors and regions. Any deceleration in the rate of global growth in certain industries, sectors or geographies may contribute to poor financial results at our funds’ portfolio companies, which may result in lower investment returns for our funds. For example, periods of economic weakness have and may in the future contribute to a decline in commodity prices and/or volatility in the oil and natural gas markets, each of which would have an adverse effect on our energy investments. The performance of our funds’ portfolio companies would also likely be negatively impacted if pressure on wages and other inputs increasingly pressure profit margins. To the extent the performance of those portfolio companies (as well as valuation multiples) do not improve, our funds may sell those assets at values that are less than we projected or even a loss, thereby significantly affecting those investment funds’ performance. In addition, as the governing agreements of our funds contain only limited requirements regarding diversification of fund investments (by, for example, sector or geographic region), during periods of economic slowdown in certain sectors or regions, the impact on our funds may be exacerbated by concentration of investments in such sector or region. As a result, our ability to raise new funds, as well as our operating results and cash flows could be adversely affected.
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
Interest rates have remained at relatively low levels on a historical basis and the U.S. Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2020, indicating that the current level would likely be held steady for the foreseeable future. There can be no assurance, however, that the Federal Reserve will not raise rates in 2021. A period of sharply rising interest rates could create downward pressure on the price of real estate, increase the cost and availability of debt financing for the transactions our funds pursue and decrease the value of fixed-rate debt investments made by our funds, each of which may have an adverse impact on our business. In addition, a significant contraction or weakening in the market for debt financing or other adverse change relating to the terms of debt financing (such as, for example, higher equity requirements and/or more restrictive covenants), particularly in the area of acquisition financings for private equity and real estate transactions, could have a material adverse impact on our business. For example, a portion of the indebtedness used to finance certain fund investments often includes high-yield debt securities issued in the capital markets. Availability of capital from the high-yield debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment. For example, in the first half of 2020 the credit markets experienced a contraction in the availability of credit, which temporarily impacted the ability to obtain attractive debt financing transactions. Further, the financing of acquisitions or the operations of our funds’ portfolio companies with debt may become less attractive due to limitations on the deductibility of corporate interest expense. See “— Proposed changes in U.S. and foreign taxation of businesses could adversely affect us.”
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
The revenues that we earn are driven in part by the pace at which our funds make investments and the size of those investments, and a decline in the pace or the size of such investments may reduce our revenues. The market environment for private equity transactions, for example, has at times been characterized by relatively high prices, which can make the deployment of capital more difficult. In addition, many other factors could cause a decline in the pace of investment, including the inability of our investment professionals to identify attractive investment opportunities, competition for such opportunities among other potential acquirers, decreased availability of capital on attractive terms and our failure to consummate identified investment opportunities because of business, regulatory or legal complexities or uncertainty and adverse developments in the U.S. or global economy or financial markets. In addition, if our funds are unable to deploy capital at a pace that is sufficient to offset the pace of realizations, our fee revenues could decrease.
Our revenue, earnings, net income and cash flow can all vary materially, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause the price of our common stock to decline.
Our revenue, net income and cash flow can all vary materially due to our reliance on Performance Revenues. We may experience fluctuations in our results, including our revenue and net income, from quarter to quarter due to a number of other factors, including timing of realizations, changes in the valuations of our funds’ investments, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. Achieving steady growth in net income and cash flow on a quarterly basis may be difficult, which could in turn lead to large adverse movements or general increased volatility in the price of our common stock. We also do not provide any guidance regarding our expected quarterly and annual operating results. The lack of guidance may affect the expectations of public market analysts and could cause increased volatility in our common stock price.

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
In addition, upon the realization of a profitable investment by any of our carry funds and prior to our receiving any Performance Allocations in respect of that investment, 100% of the proceeds of that investment must generally be paid to the investors in that carry fund until they have recovered certain fees and expenses and achieved a certain return on all realized investments by that carry fund as well as a recovery of any unrealized losses. A particular realization event may have a significant impact on our results for that particular quarter that may not be replicated in subsequent quarters. We recognize revenue on investments in our investment funds based on our allocable share of realized and unrealized gains (or losses) reported by such investment funds, and a decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our revenue and possibly cash flow, which could further increase the volatility of our quarterly results. Because our carry funds have preferred return thresholds to investors that need to be met prior to our receiving any Performance Allocations, substantial declines in the carrying value of the investment portfolios of a carry fund can significantly delay or eliminate any Performance Allocations paid to us in respect of that fund since the value of the assets in the fund would need to recover to their aggregate cost basis plus the preferred return over time before we would be entitled to receive any Performance Allocations from that fund.
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
With respect to most of our funds of hedge funds, core+ real estate funds, infrastructure funds and credit-focused and real estate debt funds structured like hedge funds, our incentive income is paid between quarterly and every five years, and the varying frequency of these payments will contribute to the volatility of our cash flow. Furthermore, we earn this incentive income only if the net asset value of a fund has increased or, in the case of certain funds, increased beyond a particular return threshold. Certain of these funds also have “high water marks” whereby we do not earn incentive income during a particular period even though the fund had positive returns in such period as a result of losses in prior periods. If one of these funds experiences losses, we will not be able to earn incentive income from the fund until it surpasses the previous high water mark. The incentive income we earn is therefore dependent on the net asset value of the fund, which could lead to significant volatility in our results.

Adverse economic and market conditions may adversely affect the amount of cash generated by our businesses, and in turn, our ability to pay dividends to our stockholders.
We use cash to (a) provide capital to facilitate the growth of our existing businesses, which principally includes funding our general partner and co-investment
commitments to our funds, (b) provide capital for business expansion, (c) pay operating expenses and other obligations as they arise, including servicing our debt and (d) pay dividends to our stockholders and make distributions to the holders of Blackstone Holdings Partnership Units. Our principal sources of cash are: (a) cash we received in connection with our prior bond offerings, (b) Fee Related Earnings and (c) Net Realizations, which is the sum of Realized Principal Investment Income and Realized Performance Revenues less Realized Performance Compensation. We have also entered into a $2.25 billion revolving credit facility with a final maturity date of November 24, 2025. Our long-term debt totaled $5.7 billion in borrowings from our prior bond issuances and we had no borrowings outstanding against our revolving credit facility as of December 31, 2020. As of December 31, 2020, we had $2.0 billion in cash and cash equivalents and $2.6 billion invested in our corporate treasury investments.
If the global economy and conditions in the financing markets worsen, our fund investment performance could suffer, resulting in, for example, the payment of less or no Performance Allocations to us. This could materially and adversely affect the amount of cash we have on hand, including for, among other purposes, the payment of dividends to our stockholders. Having less cash on hand could in turn require us to rely on other sources of cash (such as the capital markets, which may not be available to us on acceptable terms) for the above purposes. Furthermore, during adverse economic and market conditions, we might not be able to renew all or part of our existing revolving credit facility or find alternate financing on commercially reasonable terms. As a result, our uses of cash may exceed our sources of cash, thereby potentially affecting our liquidity position.
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
Our most important asset is our people, and our continued success is highly dependent upon the efforts of our senior managing directors and other professionals. Our future success and growth depend to a substantial degree on our ability to retain and motivate our senior managing directors and other key personnel and to strategically recruit, retain and motivate new talented personnel. Most of our current senior managing directors and other senior personnel have equity interests in our business that are primarily partnership units in Blackstone Holdings

(as defined under “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence — Blackstone Holdings Partnership Agreements”) and which entitle such personnel to cash distributions. However, the value of Blackstone Holdings Partnership Units and other Blackstone equity interests, and the distributions in respect thereof, may not be sufficient to retain and motivate our senior managing directors and other key personnel, nor may they be sufficiently attractive to strategically recruit, retain and motivate new talented personnel.
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
We might not be able to provide future senior managing directors with equity interests in our business to the same extent or with the same tax consequences from which our existing senior managing directors previously benefited. For example, U.S. Federal income tax law now generally imposes a three-year holding period requirement for carried interest to be treated as long-term capital gain. The holding period requirement may result in some of our carried interest being treated as ordinary income, which would materially increase the amount of taxes that our employees and other key personnel would be required to pay. Moreover, the tax treatment of carried interest may continue to be an area of focus for policymakers and government officials, which could result in further regulatory action by federal or state governments. See “—Proposed changes in U.S. and foreign taxation of businesses could adversely affect us.” For example, certain states, including New York and California, have proposed legislation to levy additional state tax on carried interest. In addition, certain states, such as New York, have proposed to temporarily increase the income tax rate for the state’s highest earners, which could subject certain of our employees and personnel in New York City to the highest combined state-and-local
tax rate in the United States. These and other changes to the tax treatment of carried interest and in applicable federal, state, local and other tax laws that may be enacted may adversely affect our ability to recruit, retain and motivate our current and future professionals.
Alternatively, the value of the equity awards we may issue senior managing directors at any given time may subsequently fall (as reflected in the market price of common stock), which could counteract the incentives we are seeking to induce in them. Therefore, in order to recruit and retain existing and future senior managing directors, we may need to increase the level of compensation that we pay to them. Accordingly, as we promote or hire new senior managing directors over time, we may increase the level of compensation we pay to our senior managing directors, which would cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. In addition, issuance of equity interests in our business in the future to senior managing directors and other personnel would dilute public common stockholders.
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
In addition, the attractiveness of our investment funds relative to investments in other investment products could decrease depending on economic conditions. Furthermore, any new or incremental regulatory measures for the U.S. financial services industry may increase costs and create regulatory uncertainty and additional competition for many of our funds. See “— Financial regulatory changes in the United States could adversely affect our business.”
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
Our growth strategy is based, in part, on the selective development or acquisition of asset management businesses or other businesses complementary to our business where we think we can add substantial value or generate substantial returns. The success of this strategy will depend on, among other things: (a) the availability of suitable opportunities, (b) the level of competition from other companies that may have greater financial resources, (c) our ability to value potential development or acquisition opportunities accurately and negotiate acceptable terms for those opportunities, (d) our ability to obtain requisite approvals and licenses from the relevant governmental authorities and to comply with applicable laws and regulations without incurring undue costs and delays and (e) our ability to identify and enter into mutually beneficial relationships with venture partners. Moreover, even if we are able to identify and successfully complete an acquisition, we may encounter unexpected difficulties or incur unexpected costs associated with integrating and overseeing the operations of the new businesses. If we are not successful in implementing our growth strategy, our business, financial results and the market price for our common stock may be adversely affected.
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
Proposed changes in U.S. and foreign taxation of businesses could adversely affect us.
The new administration has provided initial guidance on what U.S. tax law reforms the President would support. Among other things, this administration may pursue tax policies seeking to increase the corporate tax rate, limit further the deductibility of interest and subject carried interest to more onerous taxation. The likelihood of such tax changes being implemented is increased given the Democrat controlled U.S. Congress. Any such tax changes could materially increase the amount of taxes we, our portfolio companies and our investors would be required to pay. For example, increases in the corporate tax rate may adversely impact the cash flow of our portfolio companies and result in our funds selling those assets at values that are less than we projected, which would in turn have negative impact to the investment fund’s performance and to the pace of realizations. Other changes that could be enacted in the future, including changes to tax laws enacted by state or local governments in jurisdictions in which we or our portfolio companies operate, could result in further changes to state and local taxation and materially adversely affect our financial position and results of operations.
In addition, the U.S. Congress, the Organization for Economic
Co-operation
and Development (“OECD”) and other government agencies in jurisdictions in which we and our affiliates invest or do business have maintained a focus on issues related to the taxation of multinational companies. The OECD, which represents a coalition of member countries, is contemplating changes to numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project, which is focused on a number of issues, including the shifting of profits between affiliated entities in different tax jurisdictions, interest deductibility and eligibility for the benefits of double tax treaties. Several of the proposed measures are potentially relevant to some of our structures and could have an adverse tax impact on our funds, investors and/or our portfolio companies. Some member countries have been moving forward on the BEPS agenda but, because timing of implementation and the specific measures adopted will vary among participating states, significant uncertainty remains regarding the impact of BEPS proposals. If implemented, these proposals could result in a loss of tax treaty benefits and increased taxes on income from our investments.
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
Following Brexit, a new Trade and Cooperation Agreement (the “TCA”) between the U.K. and the EU was announced on December 24, 2020. The TCA addresses, among other things, trade in goods and the ability of U.K. nationals to travel to the EU on business, but does not address substantive future cooperation with respect to financial services or reciprocal market access under so-called
“equivalence” arrangements. In addition, U.K. service suppliers no longer benefit from automatic access to the entire EU single market and free movement of goods is subject to increased bureaucracy. Although the TCA contains provisions on short-term business visits without visas or work permits, these are unlikely to cover provision of services and free movement between the EU and the U.K. The loss of these benefits, together with the ongoing uncertainty with respect to financial services under the TCA, could impact the attractiveness of the U.K. as a global business and financial center. Although the long-term impact of such changes, and of Brexit more broadly, is uncertain, Brexit may have an adverse effect on the rate of economic growth in the U.K. and Europe, which may negatively impact asset values in those regions. In addition, given the size and global significance of the U.K.’s economy, ongoing uncertainty regarding its political and economic relationships with Europe may continue to be a source of instability in markets outside of the U.K. and Europe.
Brexit has impacted Blackstone’s European operations. The main impact has been on Blackstone’s ability to market its products and services in the EEA. Following Brexit, Blackstone’s U.K. subsidiary (BGIP) lost its ability to passport its services into Europe meaning it cannot market its products and services or conduct other regulated activity in EEA countries unless it has obtained a cross-border license or can operate pursuant to a licensing exemption. In jurisdictions where BGIP cannot offer products or services, Blackstone has transferred activities to its regulated European subsidiaries. These post-Brexit arrangements are complex and have resulted in increased operational and compliance burdens for Blackstone.
In addition, since the result of the Brexit referendum in
mid-2016,
the British pound has experienced periods of weakness. Although Brexit’s effectiveness has not had an immediate adverse impact on the British pound, a decline in its value may negatively affect the mark-to-market
valuations of our British pound-denominated investments. Weakness in the British pound may also contribute to volatility in other currencies, including the euro, which may negatively impact the
mark-to-market
valuations of our euro denominated investments. Weakness or significant fluctuation in currency exchange rates may also adversely impact our financial results as a result of the conversion of investment principal and income from one currency into another.
Cybersecurity risks could result in the loss of data, interruptions in our business, and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.
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
Cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, as examples the General Data Protection Regulation (“GDPR”) in the European Union that went into effect in May 2018 and the California Consumer Privacy Act (“CCPA”). See “— Rapidly developing and changing global privacy laws and regulations could increase compliance costs and subject us to enforcements risks and reputational damage.” Some jurisdictions have also enacted laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data.
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
We and our portfolio companies are subject to various risks and costs associated with the collection, processing, storage and transmission of personally identifiable information (“PII”) and other sensitive and confidential information. This data is wide ranging and relates to our investors, employees, contractors and other counterparties and third parties. Our compliance obligations include those relating to U.S. laws such as the CCPA, which provides for enhanced consumer protections for California residents, a private right of action for data breaches and statutory fines and damages for data breaches or other CCPA violations, as well as a requirement of “reasonable” cybersecurity. Our compliance obligations also include those relating to foreign data collection and privacy laws, including, for example, the GDPR in Europe, the Japanese Personal Information Protection Act, the Hong Kong Personal Data (Privacy) Ordinance, the Australian Privacy Act and the Brazilian Bank Secrecy Law. Global laws in this area are rapidly increasing in the scale and depth of their requirements, and are also often extra-territorial in nature. In addition, a wide range of regulators are seeking to enforce these laws across regions and borders. Furthermore, we frequently have privacy compliance requirements as a result of our contractual obligations with counterparties. These legal and contractual obligations heighten our privacy obligations in the ordinary course of conducting our business in the U.S. and internationally.
While we have taken various measures and made significant efforts and investment to ensure that our policies, processes and systems are both robust and compliant with these obligations, our potential liability remains, particularly given the continued and rapid development of privacy laws and regulations around the world, and increased enforcement action. Any inability, or perceived inability, by us or our portfolio companies to adequately address privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant regulatory and third party liability, increased costs, disruption of our and our portfolio companies’ business and operations, and a loss of client (including investor) confidence and other reputational damage. Furthermore, as new privacy-related laws and regulations are implemented, the time and resources needed for us and our portfolio companies to comply with such laws and regulations continues to increase and become a significant compliance workstream.

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
Our operations are highly dependent on our information systems and technology and we rely heavily on our financial, accounting, communications and other data processing systems, each of which may require update and enhancement as we grow our business. Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to adapt to or accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us. Further, the majority of our employees globally have been working remotely in accordance with local government guidance and social distancing recommendations related to the
Covid-19
pandemic. An extended period of remote working by our employees could introduce operational risks, including heightened cybersecurity risk.
In addition, we have become increasingly reliant on third party service providers for certain aspects of our business, including for the administration of certain funds, as well as for certain information systems and technology, including cloud-based services. In addition to the fact that these third party service providers could also face ongoing cyber security threats and compromises of their systems, we generally have less control over the delivery of such third party services, and as a result, we may face disruptions to our ability to operate a business as a result of interruptions of such services. Any interruption or deterioration in the performance of these third parties or failures or compromises of their information systems and technology could impair the operations of us and our funds and adversely affect our reputation and businesses. See “— Cybersecurity risks could result in the loss of data, interruptions in our business, and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations” and “— Rapidly developing and changing global privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.”
Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus, particularly given a new administration, could result in additional burdens on our business.
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
We regularly rely on exemptions from various requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act, the 1940 Act, the Commodity Exchange Act and the U.S. Employee Retirement Income Security Act of 1974, as amended, in conducting our asset management activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third party claims and our business could be materially and adversely affected. For example, the “bad actor” disqualification provisions of Rule 506 of Regulation D under the Securities Act ban an issuer from offering or selling securities pursuant to the safe harbor rule in Rule 506 if the issuer or any other “covered person” is the subject of a criminal, regulatory or court order or other “disqualifying event” under the rule which has not been waived. The definition of “covered person” includes an issuer’s directors, general partners, managing members and executive officers; affiliates who are also issuing securities in the offering; beneficial owners of 20% or more of the issuer’s outstanding equity securities; and promoters and persons compensated for soliciting investors in the offering. Accordingly, our ability to rely on Rule 506 to offer or sell securities would be impaired if we or any “covered person” is the subject of a disqualifying event under the rule and we are unable to obtain a waiver. The requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our investment funds and are not designed to protect our common stockholders. Consequently, these regulations often serve to limit our activities and impose burdensome compliance requirements.
Financial regulatory changes in the United States could adversely affect our business.
The financial services industry continues to be the subject of heightened regulatory scrutiny in the United States. There has been active debate over the appropriate extent of regulation and oversight of private investment funds and their managers. We may be adversely affected as a result of new or revised regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities and self-regulatory organizations. Further, new regulations or interpretations of existing laws may result in enhanced disclosure obligations, including with respect to climate change or ESG, which could negatively affect us or our portfolio companies and materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time, hire additional personnel, or buy new technology to comply effectively.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in July 2010, imposed significant changes on almost every aspect of the U.S. financial services industry, including aspects of our business, which include, without limitation, protection and compensation of whistleblowers, credit risk retention rules for certain sponsors of asset-backed securities, strengthening the oversight and supervision of the OTC derivatives and securities markets, as well as creating the Financial Stability Oversight Counsel (“FSOC”), an interagency body charged with identifying and monitoring systemic risk to financial markets. Under the Dodd-Frank Act, whistleblowers who voluntarily provide original information to the SEC can receive compensation and protection. The Dodd-Frank Act established a fund to be used to pay whistleblowers who will be entitled to receive a payment equal to between 10% and 30% of certain monetary sanctions imposed in a successful government action resulting from the information provided by the whistleblower. According to a recent annual report to the

U.S. Congress on the Dodd-Frank Whistleblower Program, whistleblower claims have increased significantly since the enactment of these provisions and in 2020 the SEC awarded its highest ever award of $114 million to one whistleblower. Addressing such claims could generate significant expenses and take up significant management time for us and our portfolio companies, even if such claims are frivolous or without merit.
The Dodd-Frank Act also authorized federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk taking by covered financial institutions. On May 16, 2016, the SEC re-proposed
a rule, as part of a joint rulemaking effort with U.S. federal banking regulators that would apply to “covered financial institutions,” including registered investment advisers and broker-dealers that have total consolidated assets of at least $1 billion, and would impose substantive and procedural requirements on incentive-based compensation arrangements. While this proposed rule was never adopted, if efforts are revived to finalize the rule under the current administration the application of this rule to us could limit our ability to recruit and retain senior managing directors and investment professionals.
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
On June 30, 2020, the SEC adopted a package of rulemakings and interpretations that address the standards of conduct and disclosure obligations applicable to investment advisers and broker-dealers. Among other things, the SEC published an interpretation of the standard of conduct for investment advisers, and adopted “Regulation Best Interest,” which is designed to enhance the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities. Regulation Best Interest imposes a “best interest” standard of care for broker-dealers and requires them to evaluate available alternatives, including, if available, alternatives that may have lower expenses and/or lower investment risk than our investment funds. The impact of Regulation Best Interest on broker-dealers participating in the offering of our investment funds cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons are willing to recommend investment products, including our investment funds, to retail customers. As such, Regulation Best Interest may reduce the ability of our investment funds to raise capital, which would adversely affect our business and results of operations. In addition, several states have taken actions to impose new conduct standards for investment advisers and broker-dealers operating in these states. These state conduct standards and any other proposed state laws or regulations may result in additional requirements related to our business. Further, on December 15, 2020, the U.S. Department of Labor (“DOL”) issued a new final prohibited transaction class exemption (the “Exemption”) for investment advice fiduciaries that is intended to align with Regulation Best Interest. However, under the new administration, the DOL’s Exemption has been frozen, and the DOL, and possibly the SEC, may revisit the Exemption and Regulation Best Interest and may impose additional regulatory burdens. Depending on how Regulation Best Interest and the associated rulemakings are implemented and interpreted and whether the DOL or the various states impose any additional rules governing the conduct of investment advisers and broker-dealers, any such rules or regulations could have an adverse effect on the distribution of our products to certain investors.
Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional compliance and other costs, increase regulatory investigations of the investment activities of our funds, require the attention of our senior management, affect the manner in which we conduct our business and adversely affect our profitability. The full extent of the impact on us of the Dodd-Frank Act or any other new laws, regulations or initiatives that may be proposed, including by the new administration, is impossible to determine.

The potential for governmental policy and/or legislative changes and regulatory reform as a result of the recent U.S. Presidential and Congressional elections may create regulatory uncertainty for our investment strategies, may make it more difficult to operate our business, and may adversely affect the profitability of our funds’ portfolio companies.
Governmental policy and/or legislative changes and regulatory reform could make it more difficult for us to operate our business, including by impeding fundraising, making certain equity or credit investments or investment strategies unattractive or less profitable. In addition, our ability to identify business and other risks associated with new investments depends in part on our ability to anticipate and accurately assess regulatory, legislative and other changes that may have a material impact on the businesses in which we choose to invest. We may face particular difficulty anticipating policy changes and reforms during periods of heightened partisanship at the federal, state and local levels, including due to the divisiveness surrounding populist movements, political disputes and socioeconomic issues. The failure to accurately anticipate the possible outcome of such changes and/or reforms could have a material adverse effect on the returns generated from our funds’ investments and our revenues.
In addition, the change in administration has led and will lead to leadership changes at a number of U.S. federal regulatory agencies with oversight over the U.S. financial services industry. This poses uncertainty with respect to such agencies’ policy priorities and may lead to increased regulatory enforcement activity in the financial services industry. Leadership and policy changes could also affect various industries in which our portfolio companies operate, including healthcare, energy and consumer finance. Although there is a substantial lack of clarity regarding the likelihood, timing and details of potential changes or reforms by the new administration and Democrat controlled U.S. Congress, such changes or reforms may impose additional costs on the companies in which we have invested or choose to invest in the future, require the attention of senior management or result in limitations on the manner in which the companies in which we have invested or choose to invest in the future conduct business. Such changes or reforms may include, without limitation:

•
In July 2019, proposed legislation was introduced into the U.S. Congress that contains a number of provisions that, if they were to become law, would adversely impact alternative asset management firms. Among other things, the bill would: potentially expose private funds and certain holders of economic interests therein to the liabilities of portfolio companies, require private funds to offer identical terms and benefits to all limited partners, require disclosure of names of each limited partner invested in a private fund, as well as sensitive fund-and
portfolio company-level information, impose a limitation on the deductibility of interest expense only applicable to companies owned by private funds, modify settled bankruptcy law to target transactions by private equity funds, increase tax rates on carried interest, and prohibit portfolio companies from paying dividends or repurchasing their shares during the first two years following the acquisition of the portfolio company. If the proposed bill, or other similar legislation, were to become law under the new administration and Democrat controlled U.S. Congress, it would adversely affect us, our portfolio companies and our investors.

•
There has been recurring consideration amongst regulators and intergovernmental institutions regarding the role of nonbank institutions in providing credit and, particularly, so-called
“shadow banking,” a term generally taken to refer to credit intermediation involving entities and activities outside the regulated banking system. Federal regulators, such as the Federal Reserve, and international organizations, such as the Financial Stability Board, are studying risks associated with nonbank lending. At this time, it is too early to assess whether any rules or regulations will be proposed or to what extent any finalized rules or regulations will have on the nonbank lending market. If nonbank lending became subject to similar regulations or oversight as traditional banks, our nonbank lending business would be adversely affected and the regulatory burden would be materially greater, which could adversely impact the implementation of our investment strategy and our returns.

•
In the United States, the FSOC has the authority to designate nonbank financial companies as systemically important financial institutions (“SIFIs”). Currently, there are no nonbank financial companies with a SIFI designation. The FSOC has, however, designated certain nonbank financial companies as SIFIs in the past, and additional nonbank financial companies, which may include large asset management companies such as us, may be designated as SIFIs in the future. The FSOC’s most recent statements and actions generally indicate that it is focused on products and activities, rather than designation of entities, in its review of nonbank financial companies for potential SIFI designation, and has reviewed the asset management industry in particular. On December 4, 2019, the FSOC issued final guidance regarding procedures for designating nonbank financial companies as SIFIs, which included shifting from an “entity-based” approach to an “activities-based” approach whereby the FSOC will primarily focus on regulating activities that pose systemic risk to the financial stability of the United States, rather than designations of individual firms. Future reviews by the FSOC of nonbank financial companies for designation as SIFIs may focus on other types of products and activities, such as nonbank lending activities conducted by certain of our businesses.

If we were designated as a SIFI, including as a result of our asset management or nonbank lending activities, we could become subject to direct supervision by the Federal Reserve System, and could become subject to enhanced prudential, capital, supervisory and other requirements, such as risk-based capital requirements, leverage limits, liquidity requirements, resolution plan and credit exposure report requirements, concentration limits, a contingent capital requirement, enhanced public disclosures, short-term debt limits and overall risk management requirements. Requirements such as these, which were designed to regulate banking institutions, would likely need to be modified to be applicable to an asset manager, although no proposals have been made indicating how such measures would be adapted for asset managers.

•
2020 saw a marked increase in the use of special purpose acquisition vehicle (“SPAC”) offerings and transactions, including by certain of our funds to create exit opportunities for our portfolio companies in lieu of a traditional IPO. SPAC transactions are currently exempt from rules adopted by the SEC to protect investors from blank check companies, such as Rule 419 under the Securities Act. Additionally, the safe harbor for forward-looking statements under the Private Securities Litigation Reform Act that generally applies to statements made by SEC registrants expressly does not apply to statements “made in connection with initial public offering[s],” but the same constraints do not apply to de-SPAC
transactions. However, the SEC may modify existing regulations or adopt new rules relating to SPAC transactions, which could impact our ability to use SPAC transactions as a means to exit investments.

Ongoing trade negotiations and related government actions may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies.
Since 2018, the U.S. has imposed various tariffs on Chinese goods, including aluminum and steel, and China has retaliated by placing tariffs on various U.S. goods. While both countries signed a preliminary trade agreement in January 2020 halting further tariffs and increasing sales of U.S. goods to China, the agreement leaves in place most tariffs on Chinese goods. The final outcome of the negotiations and agreements is not possible to predict, particularly as a result of the change in administration in the U.S. Furthermore, in 2020 the U.S. implemented or expanded a number of economic sanctions programs and export controls that specifically targeted Chinese entities and nationals on national security grounds, including, for example, with respect to China’s response to political demonstrations in Hong Kong and China’s conduct concerning the treatment of Uighurs and other ethnic minorities in its Xinjiang province. China has responded by imposing sanctions against certain U.S. nationals engaged in political activities relating to Hong Kong. Further escalation of the “trade war” between the U.S. and China, the countries’ inability to reach further trade agreements, or the continued use of reciprocal sanctions by each country, may negatively impact the rate of global growth, particularly in China, which has and continues to exhibit signs of slowing growth. Such slowing growth could adversely affect the revenues and profitability of our funds’ portfolio companies.

In December 2019, the U.S., Mexico and Canada signed the amended United States-Mexico-Canada Agreement (the “USMCA”), which replaced the North American Free Trade Agreement. The impact that the USMCA will have on us and our portfolio companies is difficult to predict.
There is uncertainty as to the actions that may be taken under the new administration with respect to U.S. trade policy with China and the USMCA. Further governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the U.S.
Financial deregulation measures may create regulatory uncertainty for the financial sector, increase competition in certain of our investment strategies and adversely affect our business, financial condition and results of operations.
On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Reform Act”) was signed into law. Among other financial regulatory changes, the Reform Act amends various sections of the Dodd-Frank Act, including by modifying the Volcker Rule to exempt certain insured depository institutions. In 2019, U.S. federal regulatory agencies adopted (a) amendments to the Volcker Rule regulations to implement the Volcker Rule amendments included in the Reform Act and (b) certain targeted amendments to the Volcker Rule regulations to simplify and tailor certain compliance requirements relating to the Volcker Rule. In June 2020, U.S. federal regulatory agencies adopted additional revisions to the Volcker Rule’s current restrictions on banking entities sponsoring and investing in certain covered hedge funds and private equity funds, including by adopting new exemptions allowing banking entities to sponsor and invest without limit in credit funds, venture capital funds, customer facilitation funds and family wealth management vehicles (the “Covered Fund Amendments”). The Covered Fund Amendments also loosen certain other restrictions on extraterritorial fund activities and direct parallel or co-investments
made alongside covered funds. The Covered Fund Amendments should therefore expand the ability of banking entities to invest in and sponsor private funds. The Covered Fund Amendments, the Reform Act and similar regulatory developments may have the effect of increasing competition for our businesses. For example, increased competition from banks and other financial institutions in the credit markets could have the effect of reducing credit spreads, which may adversely affect the revenues of our credit and other businesses whose strategies include the provision of credit to borrowers.
To date, the new administration has not expressed an intent to implement measures focused on deregulation of the U.S. financial services industry, and has taken actions seeking to halt or reverse certain deregulation measures adopted by the prior administration. However, whether the new administration or regulatory agencies will enact, adopt or modify any particular financial regulations remains unclear. Any changes in the regulatory framework applicable to our business or the businesses of the portfolio companies of our funds, including the changes described above, may create uncertainty, require the attention of our senior management or result in limitations on the manner in which business is conducted, or may ultimately have an adverse impact on the competitiveness of certain nonbank financial service providers vis-à-vis
traditional banking organizations.
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
We are subject to increasing scrutiny from certain investors with respect to the environmental, social and governance impact of investments made by our funds, which may constrain capital deployment opportunities for our funds and adversely impact our ability to raise capital from such investors.
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
In addition, ESG matters have been the subject of increased focus by certain regulators in the U.S. and the EU. See “— Financial regulatory changes in the United States could adversely affect our business” and “— Regulatory changes in jurisdictions outside the United States could adversely affect our business.” As a result of these legislative initiatives, we may be required to provide additional disclosure to investors in our funds with respect to ESG matters.
Regulatory changes in jurisdictions outside the United States could adversely affect our business.
Similar to the United States, the jurisdictions outside the United States in which we operate, in particular Europe, have become subject to further regulation. Governmental regulators and other authorities in Europe have proposed or implemented a number of initiatives and additional rules and regulations that could adversely affect our business. Increasingly, the rules and regulations in the financial sector in Europe are becoming more prescriptive. Rules and regulations in other jurisdictions are often informed by key features of U.S. and European rules and regulations and, as a result, our businesses outside of these jurisdictions, including across Asia, may become subject to increased regulation in the future.
In Europe, the AIFM Law was implemented in 2013 and established a regulatory regime for alternative investment fund managers, including private equity and hedge fund managers. The AIFM Law is applicable to our AIFM in Luxembourg and Ireland. We have had to comply with these and other requirements of the AIFM Law in order to market certain of our investment funds to professional investors in the EEA. Following Brexit, the U.K. has
“on-shored”
relevant European legislation.
On-shoring
is the process of amending EU legislation and regulatory requirements so that these apply in a U.K.-only context. The U.K. has on-shored
the AIFM Law and therefore similar requirements continue to apply to BGIP and U.K. funds notwithstanding Brexit.

In addition, a June 2020 report on the application and scope of the AIFM Law is expected to result in a legislative proposal (commonly referred to as “AIFMD II”) that may increase the cost of doing business for our AIFM in Luxembourg and our non-EEA
AIFMs looking to market in the EEA. Our funds may become disadvantaged in attracting certain investors that are located in EEA member states as compared to non-AIFM
competitors that may not be subject to such requirements. As a result, compliance with AIFMD II has the potential to increase the cost and complexity of raising capital and consequently may slow the pace of fundraising.
The EU Securitization Regulation (the “Securitization Regulation”), which became effective on January 1, 2019, imposes due diligence and risk retention requirements on “institutional investors” (which includes managers of alternative investment funds assets) which must be satisfied prior to holding a securitization position, and constrains the ability of alternative investment funds to invest in securitization positions that do not comply with, among other things, the prescribed risk retention requirements. These requirements may apply to AIFs managed by not only EU AIFMs but also non-EU
AIFMs where those AIFs have been registered for marketing in the EU under Article 42 of the AIFM Law. Given the expanded breadth of the revised regulation, this may impact or limit our funds’ ability to make certain investments that constitute “securitizations” under the Securitization Regulation. The U.K. has on-shored
the EU Securitization Regulation and therefore similar requirements continue to apply in the U.K. notwithstanding Brexit.
The EU Regulation on
over-the-counter
(“OTC”) derivative transactions, central counterparties and trade repositories (the “European Market Infrastructure Regulation” or “EMIR”) requires the mandatory clearing of certain OTC derivatives through central counterparties, creates additional risk mitigation requirements (including, in particular, margining requirements) in respect of certain OTC derivative transactions that are not cleared by a central counterparty and imposes reporting and record keeping requirements in respect of most derivative transactions. The requirements are similar to, but not the same as, those in Title VII of the Dodd-Frank Act. The U.K. has on-shored
EMIR and a similar but not identical set of rules therefore now apply in the U.K. notwithstanding Brexit. Certain cross-border arrangements (such as those where a Blackstone European fund enters into derivatives transactions with a U.K. counterparty, transacts on a U.K. trading venue or clears its derivatives through a U.K. clearing house) may be impacted. Compliance with the relevant requirements in the EU and the U.K. (as applicable) is likely to continue to increase the administrative burdens and costs of doing business.
European regulation, in particular MiFID II, requires, among other things, all MiFID investment firms, including private equity and hedge fund managers, to comply with more prescriptive disclosure, transparency, reporting and recordkeeping obligations and enhanced obligations in relation to the receipt of investment research, best execution, product governance and marketing communications. The U.K. has on-shored
MiFID and therefore similar requirements continue to apply in the U.K. notwithstanding Brexit. Compliance with MiFID II has resulted in greater overall complexity, higher compliance and administration and operational costs and less overall flexibility.
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
20 million or 4% of global group turnover in the preceding year, regulatory action and reputational risk. See “— Rapidly developing and changing global privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.” The U.K. has on-shored
GDPR and similar requirements therefore continue to apply in the U.K. notwithstanding Brexit. The TCA provides for a transitional period during which transfers of personal data from the EU to the U.K. will not be considered as transfers to a third country under EU GDPR. If this transitional period ends without the European Commission adopting an adequacy decision in relation to the U.K., transfers of personal data from the EU to the U.K. will be subject to additional requirements under the EU GDPR rules on exporting data outside the EU.
A new EU Regulation (“IFR/IFD”) on the prudential requirements of investment firms will come into effect on June 26, 2021 and introduce a prudential regime for most MiFID investment. These new regimes may result in higher capital requirements for our MiFID firms, more onerous remuneration rules and enhanced internal governance, disclosure, reporting, liquidity and consolidation requirements.

The new EU Sustainable Finance Disclosure Regulation (“SFDR”) requires MiFID firms and AIFMs to take into account sustainability and environmental, social and governance factors in their organizational (including remuneration), risk and governance arrangements, and to make certain public disclosures regarding their approach to those factors. The majority of these requirements are expected to come into effect in the EU on March 10, 2021, and will affect our EEA operations, including to a certain extent where non-EU
funds or other products are provided to clients or investors in the EU. Uncertainty as to the detail and scope of these rules remains, but in particular there is a risk that additional data may need to be collected and disclosed in the future, which could increase the compliance burden and costs for our European operations and/or funds.
In addition, on June 22, 2020, a regulation on the establishment of a framework to facilitate sustainable investment was published in the Official Journal of the European Union (the “Taxonomy Regulation”). The Taxonomy Regulation sets out a framework for classifying economic activities as “environmentally sustainable” and also introduces certain mandatory disclosure and reporting requirements (which supplement those set out in SFDR) for financial products which have an environmental sustainable investment objective or which promote environmental characteristics. The Taxonomy Regulation is due to take effect in part from January 2022 and in part from January 2023. Complying with these new rules (or, in the case of future U.K. legislative or regulatory initiatives, revised or existing rules which diverge from those in force in the EEA) may create additional compliance burden and cost for Blackstone and funds managed by Blackstone.
While the U.K. is not expected to implement equivalent legislative initiatives, it has signaled an intention to introduce a new legislative framework focused on implementing the recommendations of the Financial Stability Board Taskforce on Climate-related Financial Disclosures (“TCFD”), in particular by introducing mandatory TCFD-aligned disclosure requirements for U.K. firms. This framework is still in development and will be subject to a phased implementation, and is therefore not expected to begin to apply to the asset management sector until 2022 at the earliest. It is unclear at this stage what impact this new regime will have on our business.
We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity.
In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against the financial services industry in general have been increasing. The investment decisions we make in our asset management business and the activities of our investment professionals in connection with portfolio companies may subject the companies, funds and us to the risk of third party litigation arising from investor dissatisfaction with the performance of those investment funds, alleged conflicts of interest, the suitability or manner of distribution of our products, including to retail investors, the activities of our funds’ portfolio companies and a variety of other litigation claims. From time to time we, our funds and our funds’ public portfolio companies have been and may be subject to securities class action lawsuits by stockholders, as well as class action lawsuits that challenge our acquisition transactions and/or attempt to enjoin them. Please see “Item 3. Legal Proceedings” for a discussion of a certain proceeding to which we are currently a party.
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

Any private lawsuits or regulatory actions brought against us and resulting in a finding of substantial legal liability could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain investors and to pursue investment opportunities for our funds. As a result, allegations of improper conduct by private litigants, regulators, or employees, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities, our lines of business or distribution channels, our workplace environment, or the asset management industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses. The pervasiveness of social media, coupled with increased public focus on the externalities of business activities, could further magnify the reputational risks associated with negative publicity.
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
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the Foreign Corrupt Practices Act (“FCPA”). In addition, the U.K. has also significantly expanded the reach of its anti-bribery laws. Local jurisdictions, such as Brazil, have also brought a greater focus to anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA, the U.K. anti-bribery laws or other applicable anti-corruption laws could subject us to, among other things, civil and criminal penalties or material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position or the market value of our common stock.
In addition, we may also be adversely affected if there is misconduct by personnel of portfolio companies in which our funds invest. For example, financial fraud or other deceptive practices at our funds’ portfolio companies, or failures by personnel at our funds’ portfolio companies to comply with anti-bribery, trade sanctions, anti-harassment, anti-discrimination or other legal and regulatory requirements, could subject us to, among other things, civil and criminal penalties or material fines, profit disgorgement, injunctions on future conduct and securities litigation, and could also cause significant reputational and business harm to us. Such misconduct may undermine our due diligence efforts with respect to such portfolio companies and could negatively affect the valuations of the investments by our funds in such portfolio companies. In addition, we may face an increased risk of such misconduct to the extent our investment in
non-U.S.
markets, particularly emerging markets, increases.
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
Because of our various asset management businesses and our capital markets services business, we will be subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight and more legal and contractual restrictions than that to which we would otherwise be subject if we had just one line of business. To mitigate these conflicts and address regulatory, legal and contractual requirements across our various businesses, we have implemented certain policies and procedures (for example, information walls) that may reduce the positive synergies that we cultivate across these businesses for purposes of identifying and managing attractive investments. For example, we may come into possession of confidential or material non-public
information with respect to issuers in which we may be considering making an investment or issuers in which our affiliates may hold an interest. As a consequence of such policies and procedures, we may be precluded from providing such information or other ideas to our other businesses that might be of benefit to them.
Our failure to deal appropriately with conflicts of interest in our investment business could damage our reputation and adversely affect our businesses.
As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Investment manager conflicts of interest continue to be a significant area of focus for regulators and the media. Because of our size and the variety of businesses and investment strategies that we pursue, we may face a higher degree of scrutiny compared with investment managers that are smaller or focus on fewer asset classes. Certain of our funds may have overlapping investment objectives, including funds that have different fee structures and/or investment strategies that are more narrowly focused. Potential conflicts may arise with respect to allocation of investment opportunities among us, our funds and our affiliates, including to the extent that the fund documents do not mandate a specific investment allocation. For example, we may allocate an investment opportunity that is appropriate for two or more investment funds in a manner that excludes one or more funds or results in a disproportionate allocation based on factors or criteria that we determine, such as sourcing of the transaction, specific nature of the investment or size and type of the investment, among other factors. We may also decide to provide a co-investment
opportunity to certain investors in lieu of allocating a piece of the investment to our funds. In addition, the challenge of allocating investment opportunities to certain funds may be exacerbated as we expand our business to include more lines of business, including more public vehicles. Allocating investment opportunities appropriately frequently involves significant and subjective judgments. The risk that fund investors or regulators could challenge allocation decisions as inconsistent with our obligations under applicable law, governing fund agreements or our own policies cannot be eliminated. In addition, the perception of non-compliance
with such requirements or policies could harm our reputation with fund investors.
We may also cause different funds to invest in a single portfolio company, for example where the fund that made an initial investment no longer has capital available to invest. We may also cause different funds that we manage to purchase different classes of securities in the same portfolio company. For example, one of our CLO funds could acquire a debt security issued by the same company in which one of our private equity funds owns common equity securities. A direct conflict of interest could arise between the debt holders and the equity holders if such a company were to develop insolvency concerns, and we would have to carefully manage that conflict. A decision to acquire material non-public
information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action. Our affiliates may be service providers or counterparties to our funds or portfolio companies and receive fees or other compensation for services that are not shared with our fund investors. In such instances, we may be incentivized to cause our funds or portfolio companies to purchase such services from our affiliates rather than an unaffiliated service provider despite the fact that a third party service provider could potentially provide higher quality services or offer them at a lower cost. In addition, conflicts of interest may exist in the valuation of our investments, as well as the personal trading of employees and the allocation of fees and expenses among us, our funds and their portfolio companies, and our affiliates. Lastly, in certain, infrequent instances we may purchase an investment alongside one of our investment funds or sell an investment to one of our investment funds and conflicts may arise in respect of the allocation, pricing and timing of such investments and the ultimate disposition of such investments. A failure to appropriately deal with these, among other, conflicts, could negatively impact our reputation and ability to raise additional funds or result in potential litigation or regulatory action against us.
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
Although retail investors have been part of our historic distribution efforts, we have increasingly undertaken business initiatives to increase the number and type of investment products we offer to high net worth individuals, family offices and mass affluent investors. In some cases we seek to distribute our unregistered funds to such retail investors indirectly through feeder funds sponsored by brokerage firms, private banks or third party feeder providers, and in other cases directly to the qualified clients of private banks, independent investment advisors and brokers. In other cases we create investment products regulated by the SEC specifically designed for direct investment by retail investors, some of whom are not accredited investors. In June 2020, the DOL, which has jurisdiction over the regulation of U.S. defined benefit and contribution plans, issued guidance clarifying that fiduciaries of individual account plans (such as 401(k) plans) could include a managed asset allocation fund (such as a target date fund, target risk fund or balanced fund) that invests a portion of its assets in private investment funds as an investment option. The DOL guidance could augur greater access by 401(k) plan participants to investments that include a private equity component, which may present significant fundraising opportunities for our investment funds. However, under the new administration, the SEC and other regulatory agencies may be less supportive of efforts to expand retail directed products or may impose conditions that would increase the regulatory burdens and costs of offering such products. New or different policy initiatives within the SEC and other regulatory agencies may prevent or limit our ability to offer investment products to retail investors directly or through retirement plans, which would adversely affect our business and results of operations. Our initiatives to access retail investors entail the investment of resources and our objectives may not be fully realized.
Moreover, accessing retail investors and selling retail directed products exposes us to new and greater levels of risk, including heightened litigation and regulatory enforcement risks. To the extent we distribute retail products through new channels, including through unaffiliated firms, we may not be able to effectively monitor or control the manner of their distribution, which could result in litigation against us, including with respect to, among other things, claims that products distributed through such channels are distributed to customers for whom they are unsuitable or distributed in any other inappropriate manner. Although we seek to ensure through due diligence and onboarding procedures that the channels through which retail investors access our investment products conduct themselves responsibly, to the extent that our investment products are being distributed through third parties, we are exposed to reputational damage and possible legal liability to the extent such third parties improperly sell our products to investors. Similarly, the hiring of employees to oversee independent advisors and brokerage firms presents risks if they fail to follow training and supervisory procedures. In addition, the distribution of retail products, including through new channels whether directly or through market intermediaries, could expose us to additional regulatory risk in the form of allegations of improper conduct and/or actions by state and federal regulators against us with respect to, among other things, product suitability, conflicts of interest and the adequacy of disclosure to customers to whom our products are distributed through those channels.
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

The determination of fair value using these methodologies takes into consideration a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. These valuation methodologies involve a significant degree of management judgment. For example, as to investments that we share with another sponsor, we may apply a different valuation methodology than the other sponsor does or derive a different value than the other sponsor has derived on the same investment. These differences might cause some investors to question our valuations. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies” for an overview of our fair value policy and the significant judgment required in the application thereof in the use of different underlying assumptions, estimates, methodologies and/or judgments in the determination of the value of certain investments and financial instruments could potentially produce materially different results.
Because there is significant uncertainty in the valuation of, or in the stability of the value of illiquid investments, the fair values of such investments as reflected in an investment fund’s net asset value do not necessarily reflect the prices that would actually be obtained by us on behalf of the investment fund when such investments are realized. Realizations at values significantly lower than the values at which investments have been reflected in prior fund net asset values would result in reduced gains or losses for the applicable fund, a decline in certain asset management fees and the reduction in potential Performance Allocations and Incentive Fees. Changes in values of investments from quarter to quarter may result in volatility in our investment funds’ net asset value, our investment in, or fees from, those funds and the results of operations and cash flow that we report from period to period. Further, a situation where asset values turn out to be materially different than values reflected in prior fund net asset values could cause investors to lose confidence in us, which would in turn result in difficulty in raising additional funds or redemptions from our hedge funds.
Our use of borrowings to finance our business exposes us to risks.
We use borrowings to finance our business operations as a public company. We have numerous outstanding notes with various maturity dates as well as a revolving credit facility that matures on November 24, 2025. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Liquidity” for further information regarding our outstanding borrowings. As borrowings under the credit facility and our outstanding notes mature, we will be required to refinance or repay such borrowings. In order to do so, we may enter into a new facility or issue new notes, each of which could result in higher borrowing costs. We may also issue equity, which would dilute existing stockholders. Further, we may choose to repay such borrowings using cash on hand, cash provided by our continuing operations or cash from the sale of our assets, each of which could reduce the amount of cash available to facilitate the growth and expansion of our businesses and pay dividends to our stockholders and operating expenses and other obligations as they arise. In order to obtain new borrowings, or to extend or refinance existing borrowings, we are dependent on the willingness and ability of financial institutions such as global banks to extend credit to us on favorable terms, and on our ability to access the debt and equity capital markets, which can be volatile. There is no guarantee that such financial institutions will continue to extend credit to us or that we will be able to access the capital markets to obtain new borrowings or refinance existing borrowings when they mature. In addition, the use of leverage to finance our business exposes us to the types of risk described in “— Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.”

Interest rates on our and our portfolio companies’ outstanding financial instruments might be subject to change based on regulatory developments, which could adversely affect our revenue, expenses and the value of those financial instruments.
LIBOR and certain other floating rate benchmark indices, including, without limitation, the Euro Interbank Offered Rate, Tokyo Interbank Offered Rate, Hong Kong Interbank Offered Rate and Singapore Interbank Offered Rate (collectively, “IBORs”) are the subject of recent national, international and regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On November 30, 2020, the FCA, which regulates LIBOR, announced that subject to confirmation following its consultation with the administrator of LIBOR, it would cease publication of the one-week
and
two-month
U.S. dollar LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. Additionally, the Federal Reserve Board has advised banks to stop entering into new U.S. dollar LIBOR based contracts. Other jurisdictions have also indicated they will implement reforms or phase-outs, which are currently scheduled to take effect at the end of calendar year 2021. A transition away from the widespread use of the various IBORs to alternative rates is expected to occur over the course of the next several years. However, there is a lack of clarity as to what methods of calculating a replacement benchmark will be established or adopted generally, or whether different industry bodies, such as the loan market and the derivatives market, will adopt the same methodologies. In addition, as part of the transition to a replacement benchmark, parties may seek to adjust the spreads relative to such benchmarks in underlying contractual arrangements. As a result, interest rates on our CLOs and other financial instruments tied to IBOR rates, including those where Blackstone or its funds are exposed as lender or borrower, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. For example, if lenders demand increases to credit spreads in order to migrate to alternative rates due to structural differences in the reference rates, this could increase our, our portfolio companies’ and/or our funds’ interest expense and cost of capital.
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
In addition, meaningful time and effort is required to transition to the use of new benchmark rates, including with respect to the negotiation and implementation of any necessary changes to existing contractual arrangements and the implementation of changes to our systems and processes. Negotiating and implementing necessary amendments to our existing contractual arrangements may be particularly costly and time consuming. We are actively evaluating the operational and other impacts of such changes and managing transition efforts accordingly.
The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in common stock.
The historical and potential future returns of the investment funds that we manage are not directly linked to returns on our common stock. Therefore, any continued positive performance of the investment funds that we manage will not necessarily result in positive returns on an investment in our common stock. However, poor performance of the investment funds that we manage would cause a decline in our revenue from such investment funds, and would therefore have a negative effect on our performance and in all likelihood the returns on an investment in our common stock.

Moreover, with respect to the historical returns of our investment funds:

•
we may create new funds in the future that reflect a different asset mix and different investment strategies (including funds whose management fees represent a more significant proportion of the fees than has historically been the case), as well as a varied geographic and industry exposure as compared to our present funds, and any such new funds could have different returns from our existing or previous funds,

•
despite periods of volatility, market conditions have been largely favorable in recent years, which has helped to generate positive performance, particularly in our private equity and real estate businesses, but there can be no assurance that such conditions will repeat or that our current or future investment funds will avail themselves of comparable market conditions,

•
the rates of returns of our carry funds reflect unrealized gains as of the applicable measurement date that may never be realized, which may adversely affect the ultimate value realized from those funds’ investments,

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
Many of our funds’ investments rely heavily on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. For example, in many private equity and real estate investments, indebtedness may constitute as much as 70% or more of a portfolio company’s or real estate asset’s total debt and equity capitalization, including debt that may be incurred in connection with the investment. The absence of available sources of sufficient senior debt financing for extended periods of time could therefore materially and adversely affect our private equity and real estate businesses. In addition, in March 2013, the Federal Reserve and other U.S. federal banking agencies issued updated leveraged lending guidance covering transactions characterized by a degree of financial leverage. Such guidance may limit the amount or cost of financing we are able to obtain for our transactions, and as a result, the returns on our investments may suffer. However, the status of the 2013 leveraged lending guidance remains uncertain following a determination by the Government Accountability Office in October 2017 that resulted in such guidance being required to be submitted to U.S. Congress for review. The possibility exists that, under the new administration, the U.S. federal bank regulatory agencies could apply the leveraged lending guidance in its current form, or implement a revised or new rule that limits leveraged lending. Such regulatory action could limit the amount of funding and increase the cost of financing available for leveraged loan borrowers such as Blackstone Tactical Opportunities and our corporate private equity business overall. Furthermore, limits on the deductibility of corporate interest expense could make it more costly to use debt financing for our acquisitions or otherwise have an adverse impact on the cost structure of our transactions, and could therefore adversely affect the returns on our funds’ investments. See “— Proposed changes in U.S. and foreign taxation of businesses could adversely affect us.”

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
When evaluating a potential business or asset for investment, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to such investment. When conducting due diligence, we may be required to evaluate important and complex issues, including but not limited to those related to business, financial, credit risk, tax, accounting, ESG, legal and regulatory and macroeconomic trends. With respect to ESG, the nature and scope of our diligence will vary based on the investment, but may include a review of, among other things: air and water pollution, land contamination, diversity, employee health and safety, accounting standards and bribery and corruption. Outside consultants, legal advisers, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts (including fraud) or risks that may be necessary or helpful in evaluating such investment opportunity and we may not identify or foresee future developments that could have a material adverse effect on an investment, including, for example, potential factors, such as technological disruption of a specific company or asset, or an entire industry. Further, some matters covered by our diligence, such as ESG, are continuously evolving and we may not accurately or fully anticipate such evolution. In addition, when conducting due diligence on investments, including with respect to investments made by our funds of hedge funds in third party hedge funds, we rely on the resources available to us and information supplied by third parties, including information provided by the target of the investment (or, in the case of investments in a third party hedge fund, information provided by such hedge fund or its service providers). The information we receive from third parties may not be accurate or complete and therefore we may not have all the relevant facts and information necessary to properly assess and monitor our funds’ investment.
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
In addition, investments in companies that are based outside of the United States may be negatively impacted by restrictions on international trade or the recent or potential further imposition of tariffs. See “— Ongoing trade negotiations and related government actions and potential for further regulatory reform may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies.”
There can be no assurance that adverse developments with respect to such risks will not adversely affect our assets that are held in certain countries or the returns from these assets.
We may not have sufficient cash to pay back “clawback” obligations if and when they are triggered under the governing agreements with our investors.
In certain circumstances, at the end of the life of a carry fund (or earlier with respect to certain of our real estate funds, real estate debt funds and certain multi-asset class and/or opportunistic investment funds), as a result of diminished performance of later investments in any carry fund’s life, we may be obligated to repay the amount by which Performance Allocations that were previously distributed to us exceed the amounts to which the relevant general partner is ultimately entitled on an after-tax
basis. This includes situations in which the general partner receives in excess of the relevant Performance Allocations applicable to the fund as applied to the fund’s cumulative net profits over the life of the fund or, in some cases, the fund has not achieved investment returns that exceed the preferred return threshold. This obligation is known as a “clawback” obligation and is an obligation of any person who received such Performance Allocations, including us and other participants in our Performance Allocations plans. Although a portion of any dividends by us to our stockholders may include any Performance Allocations received by us, we do not intend to seek fulfillment of any clawback obligation by seeking to have our stockholders return any portion of such dividends attributable to Performance Allocations associated with any clawback obligation. To the extent we are required to fulfill a clawback obligation, however, our board of directors may determine to decrease the amount of our dividends to our stockholders. The clawback obligation operates with respect to a given carry fund’s own net investment performance only and performance of other funds are not netted for determining this contingent obligation.

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
When managing our exposure to market risks, we may (on our own behalf or on behalf of our funds) from time to time use forward contracts, options, swaps, caps, collars and floors or pursue other strategies or use other forms of derivative instruments to limit our exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates and commodity prices. The success of any hedging or other derivatives transactions generally will depend on our ability to correctly predict market changes, the degree of correlation between price movements of a derivative instrument, the position being hedged, the creditworthiness of the counterparty and other factors. As a result, while we may enter into a transaction in order to reduce our exposure to market risks, the transaction may result in poorer overall investment performance than if it had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases.
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
Investments in our real estate funds will be subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets, including the deterioration of real estate fundamentals. These risks include, but are not limited to, those associated with the burdens of ownership of real property, general and local economic conditions, changes in supply of and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in the average occupancy and room rates for hotel properties, operating income, the financial resources of tenants, changes in building, environmental, zoning and other laws, casualty or condemnation losses, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, climate change related risks (including climate-related transition risks and acute and chronic physical risks), changes in government regulations (such as rent control), changes in real property tax rates, changes in income tax rates, changes in interest rates, the reduced availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes to the taxation of business entities and the deductibility of corporate interest expense, negative developments in the economy that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, acts of god, terrorist attacks, war and other factors that are beyond our control. In addition, if our real estate funds acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income
producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of our fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms. In addition, our real estate funds may also make investments in residential real estate projects and/or otherwise participate in financing opportunities relating to residential real estate assets or portfolios thereof from time to time, which may be more highly susceptible to adverse changes in prevailing economic and/or market conditions and present additional risks relative to the ownership and operation of commercial real estate assets.

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
Ownership of real assets in our funds or vehicles may increase our risk of liability under environmental laws that impose, regardless of fault, joint and several liability for the cost of remediating contamination and compensation for damages. In addition, changes in environmental laws or regulations (including climate change initiatives) or the environmental condition of an investment may create liabilities that did not exist at the time of acquisition. Even in cases where we are indemnified by a seller against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or our ability to achieve enforcement of such indemnities.

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
The power and energy sectors are the subject of substantial and complex laws, rules and regulation by various federal and state regulatory agencies. Failure to comply with applicable laws, rules and regulations could result in the prevention of operation of certain facilities or the prevention of the sale of such a facility to a third party, as well as the loss of certain rate authority, refund liability, penalties and other remedies, all of which could result in additional costs to a portfolio company and adversely affect the investment results. In recent years, there has been an increased focus by investors and other market participants on climate change and energy sustainability, including potential alternatives to fossil fuels, and increased activism, including through divestment of existing investments, with respect to sustainability-focused investing by asset managers, which could have a negative impact on our ability to exit certain of our traditional energy investments or adversely affect the expected returns of new investment opportunities. The new administration has communicated a renewed focus on climate change policies and most recently re-joined
the Paris Agreement, which includes commitments from countries to reduce their greenhouse gas emissions, among other commitments. Executive orders signed by the President placed a temporary moratorium on new oil and gas leasing on public lands and offshore waters. Any legislative efforts by the administration or the U.S. Congress to overturn or modify policies or regulations enacted by the prior administration and to place additional limitations on coal and gas electric generation, mining and/or exploration could adversely affect our traditional energy investments.
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

In addition, the performance of the investments made by our credit and equity funds in the energy and natural resources markets are also subject to a high degree of market risk, as such investments are likely to be directly or indirectly substantially dependent upon prevailing prices of oil, natural gas and other commodities. Oil and natural gas prices are subject to wide fluctuation in response to factors beyond the control of us or our funds’ portfolio companies, including relatively minor changes in the supply and demand for oil and natural gas, market uncertainty, the level of consumer product demand, weather conditions, climate change initiatives, governmental regulation, the price and availability of alternative fuels, political and economic conditions in oil producing countries, foreign supply of such commodities and overall domestic and foreign economic conditions. These factors make it difficult to predict future commodity price movements with any certainty.

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

•
Infrastructure asset investments may face construction risks including, without limitation: (a) labor disputes, shortages of material and skilled labor, or work stoppages, (b) slower than projected construction progress and the unavailability or late delivery of necessary equipment, (c) less than optimal coordination with public utilities in the relocation of their facilities, (d) adverse weather conditions and unexpected construction conditions, (e) accidents or the breakdown or failure of construction equipment or processes, and (f) catastrophic events such as explosions, fires, terrorist activities and other similar events. These risks could result in substantial unanticipated delays or expenses (which may exceed expected or forecasted budgets) and, under certain circumstances, could prevent completion of construction activities once undertaken. Certain infrastructure asset investments may remain in construction phases for a prolonged period and, accordingly, may not be cash generative for a prolonged period. Recourse against the contractor may be subject to liability caps or may be subject to default or insolvency on the part of the contractor.

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
Investments by BXLS, a private investment platform with capabilities to invest across the life cycle of companies and products within the key life sciences sectors, may expose us to increased risks. For example,

•
BXLS’s strategies include, among others, investments that are referred to as “pharmaceutical corporate partnership” transactions. Pharmaceutical corporate partnership transactions are risk-sharing collaborations with large biopharmaceutical and medical device partners on drug and medical device development programs and investments in royalty streams of pre-commercial
biopharmaceutical products. BXLS’s ability to source pharmaceutical corporate partnership transactions has been, and will continue to be, in part dependent on the ability of special purpose development companies to identify, diligence, negotiate and in many cases, take the lead in executing the agreed development plans with respect to, a pharmaceutical corporate partnership transaction. Moreover, as such special purpose development companies are jointly owned by us or our affiliates and unaffiliated life sciences investors, we (and our funds) are not the sole beneficiaries of such sourcing strategies and capabilities of such special purpose development companies.

•
Life sciences and healthcare companies are subject to extensive regulation by the U.S. Food and Drug Administration, similar foreign regulatory authorities and, to a lesser extent, other federal and state agencies. These companies are subject to the expense, delay and uncertainty of the product approval process, and there can be no guarantee that a particular product candidate will obtain regulatory approval. In addition, the current regulatory framework may change or additional regulations may arise at any stage during the product development phase of an investment, which may delay or prevent regulatory approval or impact applicable exclusivity periods. If a company in which our funds are invested is unable to obtain regulatory approval for a product candidate, or a product candidate in which our funds are invested does not obtain regulatory approval, in a timely fashion or at all, the value of our investment would be adversely impacted. In addition, in connection with certain pharmaceutical corporate partnership transactions, our special purpose development companies will be contractually obligated to run clinical trials. Further, a clinical trial (including enrollment therein) or regulatory approval process for pharmaceuticals has and may in the future be delayed, otherwise hindered or abandoned as a result of epidemics (including
COVID-19),
which could have a negative impact on the ability of the investment to engage in trials or receive approvals, and thereby could adversely affect the performance of the investment. In the event such clinical trials do not comply with the complicated regulatory requirements applicable thereto, such special purpose development companies may be subject to regulatory actions. In addition, if legislation is passed in the U.S. that reduces applicable exclusivity periods for drug or medical device products, this reform could result in price reductions at an earlier stage of a product’s life cycle than originally estimated by BXLS, which could reduce the cumulative financial returns on BXLS’s investment in any such product.

•
Intellectual property often constitutes an important part of a life sciences company’s assets and competitive strengths, particularly for royalty monetization transactions. To the extent such companies’ intellectual property positions with respect to products in which BXLS invests, whether through a royalty monetization or otherwise, are challenged, invalidated or circumvented, the value of BXLS’s investment may be impaired. The success of a life sciences investment depends in part on the ability of the biopharmaceutical or medical device companies in whose products BXLS invests to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of such products. The patent positions of such companies can be highly uncertain and often involve complex legal, scientific and factual questions.

•
The commercial success of products could be compromised if governmental or third party payers do not provide coverage and reimbursement, breach, rescind or modify their contracts or reimbursement policies or delay payments for such products. In both the U.S. and foreign markets, the successful sale of a life sciences company’s product depends on the ability to obtain and maintain adequate coverage and reimbursement from third party payers, including government healthcare programs and private insurance plans. Governments and third party payers continue to pursue aggressive initiatives to contain costs and manage drug utilization and are increasingly focused on the effectiveness, benefits and costs of similar treatments, which could result in lower reimbursement rates and narrower populations for whom the products in which BXLS invests will be reimbursed by payers. The new administration may seek to modify coverage and reimbursement policies for life sciences companies’ products; however, it remains unclear how and when, if at all, the administration will take such actions. To the extent an investment made by BXLS relies in whole or in part on royalties or other payments based on product sales, adequate third party payer reimbursement may not be available to enable price levels for the product sufficient for BXLS to realize an appropriate return on the investment.
Our provision of products and services to insurance companies, including through Blackstone Insurance Solutions, subjects us to a variety of risks and uncertainties.
Blackstone Insurance Solutions (“BIS”) is a platform that we established to combine insurance asset management expertise with Blackstone’s diverse set of products to provide tailored solutions for insurance companies worldwide. BIS seeks to deliver to insurance companies customizable and diversified portfolios of Blackstone products across asset classes, as well as the option for partial or full management of insurance companies’ general account assets, and is subject to a variety of risks and uncertainties. For example, BIS currently manages assets for Fidelity & Guaranty Life Insurance Company and certain of its affiliates pursuant to several investment management agreements. In addition, in July 2016, Blackstone and AXIS Capital co-sponsored
the establishment of Harrington Reinsurance, a Bermuda property and casualty reinsurance company, and BIS currently manages all general account assets of Harrington Reinsurance. BIS also manages or sub-manages
assets for certain insurance-dedicated funds and special purpose vehicles, and has developed, and expects to continue to develop, other capital-efficient products for insurance companies. The success of BIS will depend in large part on further developing investment partnerships with insurance company clients and maintaining existing asset management arrangements, including those described above. If we fail to deliver high-quality, high-performing products that help our insurance company clients meet long-term policyholder obligations, BIS may not be successful in retaining existing investment partnerships, developing new investment partnerships or selling its capital-efficient products and such failure may have a material adverse effect on our business, results and financial condition.
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

Insurance company investment portfolios are often subject to internal and regulatory requirements governing the categories and ratings of investment products and assets they may acquire and hold. Many of the investment products we develop for, or other assets or investments we include in, insurance company portfolios will be rated and a ratings downgrade or any other negative action by a rating agency with respect to such products, assets or investments could make them less attractive and limit our ability to offer such products to, or invest or deploy capital on behalf of, insurers.
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
Blackstone Securities Partners L.P. may act as an underwriter, syndicator or placement agent in securities offerings and, through affiliated entities, loan syndications. We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities or indebtedness we purchased or placed as an underwriter, syndicator or placement agent at the anticipated price levels or at all. As an underwriter, syndicator or placement agent, we also may be subject to liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite, syndicate or place.
Risks Related to Our Organizational Structure
The significant voting power of holders of our Series I preferred stock and Series II preferred stock may limit the ability of holders of our common stock to influence our business.
Holders of our common stock are entitled to vote pursuant to Delaware law with respect to:

•	A conversion of the legal entity form of Blackstone,

•	A transfer, domestication or continuance of Blackstone to a foreign jurisdiction,

•
Any amendment of our certificate of incorporation to change the par value of our common stock or the powers, preferences or special rights of our common stock in a way that would affect our common stock adversely,

•	Any amendment of our certificate of incorporation that requires for action the vote of a greater number or portion of the holders of common stock than is required by any section of Delaware law, and

•	Any amendment of our certificate of incorporation to elect to become a close corporation under Delaware law.
In addition, our certificate of incorporation provides voting rights to holders of our common stock on the following additional matters:

•	A sale, exchange or disposition of all or substantially all of our assets,

•	A merger, consolidation or other business combination,

•	Any amendment of our certificate of incorporation or bylaws enlarging the obligations of the common stockholders,

•
Any amendment of our certificate of incorporation requiring the vote of the holders of a percentage of the voting power of the outstanding common stock and Series I preferred stock, voting together as a single class, to take any action in a manner that would have the effect of reducing such voting percentage, and

•	Any amendments of our certificate of incorporation that are not included in the specified set of amendments that the Series II Preferred Stockholder has the sole right to vote on.
Furthermore, our certificate of incorporation provides that the holders of at least 66 2/3% of the voting power of the outstanding shares of common stock and Series I preferred stock may vote to require the Series II Preferred Stockholder to transfer its shares of Series II preferred stock to a successor Series II Preferred Stockholder designated by the holders of at least a majority of the voting power of the outstanding shares of common stock and Series I preferred stock.
Other matters that are required to be submitted to a vote of the holders of our common stock generally require the approval of a majority the voting power of our outstanding shares of common stock and Series I preferred stock, voting together as a single class, including certain sales, exchanges or other dispositions of all or substantially all of our assets, a merger, consolidation or other business combination, certain amendments to our certificate of incorporation and the designation of a successor Series II Preferred Stockholder. Holders of our Series I preferred stock, as such, will collectively be entitled to a number of votes equal to the aggregate number of Blackstone Holdings Partnership Units held by the limited partners of the Blackstone Holdings Partnerships on the relevant record date and will vote together with holders of our common stock as a single class. As of February 19, 2021, Blackstone Partners L.L.C., an entity owned by the senior managing directors of Blackstone and controlled by Mr. Schwarzman, owned the only share of Series I preferred stock outstanding, representing approximately 41.7% of the total combined voting power of the common stock and Series I preferred stock, taken together.
Our certificate of incorporation and bylaws contain additional provisions affecting the holders of our common stock, including certain limits on the ability of the holders of our common stock to call meetings, to acquire information about our operations and to influence the manner or direction of our management. In addition, any person that beneficially owns 20% or more of the common stock then outstanding (other than the Series II Preferred Stockholder or its affiliates, a direct or subsequently approved transferee of the Series II Preferred Stockholder or its affiliates or a person or group that has acquired such stock with the prior approval of our board of directors) is unable to vote such stock on any matter submitted to such stockholders.
We are not required to comply with certain provisions of U.S. securities laws relating to proxy statements and certain related matters.
We are not required to file proxy statements or information statements under Section 14 of the Exchange Act except in circumstances where a vote of holders of our common stock is required under our certificate of incorporation or Delaware law, such as a merger, business combination or sale of all or substantially all of our assets. In addition, we will generally not be subject to the
“say-on-pay”
and
“say-on-frequency”
provisions of the Dodd-Frank Act. As a result, our common shareholders do not have an opportunity to provide a non-binding
vote on the compensation of our named executive officers. Moreover, holders of our common stock are not able to bring matters before our annual meeting of shareholders or nominate directors at such meeting, nor are they generally able to submit shareholder proposals under Rule
14a-8
of the Exchange Act.
We are a controlled company and as a result qualify for some exceptions from certain corporate governance and other requirements of the New York Stock Exchange.
Because the Series II Preferred Stockholder holds more than 50% of the voting power for the election of directors, we are a “controlled company” and fall within exceptions from certain corporate governance and other requirements of the rules of the New York Stock Exchange. Pursuant to these exceptions, controlled companies may elect not to comply with certain corporate governance requirements of the New York Stock Exchange, including the requirements (a) that a majority of our board of directors consist of independent directors, (b) that we have a nominating and corporate governance committee that is composed entirely of independent directors (c) that we have a compensation committee that is composed entirely of independent directors, and (d) that the compensation committee be required to consider certain independence factors when engaging compensation consultants, legal counsel and other committee advisers. While we currently have a majority independent board of directors, we have elected to avail ourselves of the other exceptions. Accordingly, our common stockholders generally do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
Potential conflicts of interest may arise among the Series II Preferred Stockholder and the holders of our common stock.
Blackstone Group Management L.L.C., an entity owned by senior managing directors of Blackstone and controlled by Mr. Schwarzman, is the sole holder of the Series II Preferred stock. As a result, conflicts of interest may arise among the Series II Preferred Stockholder, on the one hand, and us and our holders of our common stock, on the other hand.
The Series II Preferred Stockholder has the ability to influence our business and affairs through its ownership of Series II Preferred stock, the Series II Preferred Stockholder’s general ability to appoint our board of directors, and provisions under our certificate of incorporation requiring Series II Preferred Stockholder approval for certain corporate actions (in addition to approval by our board of directors). If the holders of our common stock are dissatisfied with the performance of our board of directors, they have no ability to remove any of our directors, with or without cause.
Further, through its ability to elect our board of directors, the Series II Preferred Stockholder has the ability to indirectly influence the determination of the amount and timing of our investments and dispositions, cash expenditures, indebtedness, issuances of additional partnership interests, tax liabilities and amounts of reserves, each of which can affect the amount of cash that is available for distribution to holders of Blackstone Holdings Partnership Units.
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
Our certificate of incorporation states that the Series II Preferred Stockholder is under no obligation to consider the separate interests of the other stockholders and contains provisions limiting the liability of the Series II Preferred Stockholder.
Subject to applicable law, our certificate of incorporation contains provisions limiting the duties owed by the holder of our Series II preferred stock and contains provisions allowing the Series II Preferred Stockholder to favor its own interests and the interests of its controlling persons over us and the holders of our common stock. Our certificate of incorporation contains provisions stating that the Series II Preferred Stockholder is under no obligation to consider the separate interests of the other stockholders (including, without limitation, the tax consequences to such stockholders) in deciding whether or not to authorize us to take (or decline to authorize us to take) any action as well as provisions stating that the Series II Preferred Stockholder shall not be liable to the other stockholders for damages for any losses, liabilities or benefits not derived by such stockholders in connection with such decisions. See “— Potential conflicts of interest may arise among the Series II Preferred Stockholder and the holders of our common stock.”

The Series II Preferred Stockholder will not be liable to Blackstone or holders of our common stock for any acts or omissions unless there has been a final and non-appealable
judgment determining that the Series II Preferred Stockholder acted in bad faith or engaged in fraud or willful misconduct and we have also agreed to indemnify the Series II Preferred Stockholder to a similar extent.
Even if there is deemed to be a breach of the obligations set forth in our certificate of incorporation, our certificate of incorporation provides that the Series II Preferred Stockholder will not be liable to us or the holders of our common stock for any acts or omissions unless there has been a final and non-appealable
judgment by a court of competent jurisdiction determining that the Series II Preferred Stockholder or its officers and directors acted in bad faith or engaged in fraud or willful misconduct. These provisions are detrimental to the holders of our common stock because they restrict the remedies available to stockholders for actions of the Series II Preferred Stockholder.
In addition, we have agreed to indemnify the Series II Preferred Stockholder and our former general partner and its controlling affiliates and any current or former officer or director of any of Blackstone or its subsidiaries, the Series II Preferred Stockholder or former general partner and certain other specified persons (collectively, the “Indemnitees”), to the fullest extent permitted by law, against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts incurred by any Indemnitee. We have agreed to provide this indemnification if the Indemnitee acted in good faith and in a manner the Indemnitee reasonably believed to be in or not opposed to the best interests of the Corporation, and with respect to any alleged conduct resulting in a criminal proceeding against the Indemnitee, such person had no reasonable cause to believe that such person’s conduct was unlawful. We have also agreed to provide this indemnification for criminal proceedings.
The Series II Preferred Stockholder may transfer its interest in the sole share of Series II preferred stock which could materially alter our operations.
Without the approval of any other stockholder, the Series II Preferred Stockholder may transfer the sole outstanding share of our Series II preferred stock held by it to a third party upon receipt of approval to do so by our board of directors and satisfaction of certain other requirements. Further, the members or other interest holders of the Series II Preferred Stockholder may sell or transfer all or part of their outstanding equity or other interests in the Series II Preferred Stockholder at any time without our approval. A new holder of our Series II preferred stock or new controlling members of the Series II Preferred Stockholder may appoint directors to our board of directors who have a different philosophy and/or investment objectives from those of our current directors. A new holder of our Series II Preferred stock, new controlling members of the Series II Preferred Stockholder and/or the directors they appoint to our board of directors could also have a different philosophy for the management of our business, including the hiring and compensation of our investment professionals. If any of the foregoing were to occur, we could experience difficulty in forming new funds and other investment vehicles and in making new investments, and the value of our existing investments, our business, our results of operations and our financial condition could materially suffer.
We intend to pay regular dividends to holders of our common stock, but our ability to do so may be limited by cash flow from operations and available liquidity, our holding company structure, applicable provisions of Delaware law and contractual restrictions.
Our intention to pay to holders of common stock a quarterly dividend representing approximately 85% of The Blackstone Group Inc.’s share of Distributable Earnings, subject to adjustment by amounts determined by Blackstone’s board of directors to be necessary or appropriate to provide for the conduct of its business, to make appropriate investments in its business and our funds, to comply with applicable law, any of its debt instruments or other agreements, or to provide for future cash requirements such as tax-related
payments, clawback obligations and dividends to stockholders for any ensuing quarter. All of the foregoing is subject to the qualification that the declaration and payment of any dividends are at the sole discretion of our board of directors, and may change at any time, including, without limitation, to reduce such quarterly dividends or to eliminate such dividends entirely.

The Blackstone Group Inc. is a holding company and has no material assets other than the ownership of the partnership units in Blackstone Holdings held through wholly owned subsidiaries. The Blackstone Group Inc. has no independent means of generating revenue. Accordingly, we intend to cause Blackstone Holdings to make distributions to its partners, including The Blackstone Group Inc.’s wholly owned subsidiaries, to fund any dividends The Blackstone Group Inc. may declare on our common stock.
Our ability to make dividends to our stockholders will depend on a number of factors, including among others general economic and business conditions, our strategic plans and prospects, our business and investment opportunities, our financial condition and operating results, including the timing and extent of our realizations, working capital requirements and anticipated cash needs, contractual restrictions and obligations including fulfilling our current and future capital commitments, legal, tax and regulatory restrictions, restrictions and other implications on the payment of dividends by us to holders of our common stock or payment of distributions by our subsidiaries to us and such other factors as our board of directors may deem relevant. Our ability to pay dividends is also subject to the availability of lawful funds therefor as determined in accordance with the Delaware General Corporation Law.
The amortization of finite-lived intangible assets and
non-cash
equity-based compensation results in expenses that may increase the net loss we record in certain periods or cause us to record a net loss in periods during which we would otherwise have recorded net income.
As of December 31, 2020, we have $348.0 million of finite-lived intangible assets (in addition to $1.9 billion of goodwill), net of accumulated amortization. These finite-lived intangible assets are from the initial public offering (“IPO”) and subsequent business acquisitions. We are amortizing these finite-lived intangibles over their estimated useful lives, which range from three to twenty years, using the straight-line method, with a weighted-average remaining amortization period of 7.9 years as of December 31, 2020. We also record non-cash
equity-based compensation from grants made in the ordinary course of business and in connection with other business acquisitions. The amortization of these finite-lived intangible assets and of this non-cash
equity-based compensation will increase our expenses during the relevant periods. These expenses may increase the net loss we record in certain periods or cause us to record a net loss in periods during which we would otherwise have recorded net income. A substantial and sustained decline in our share price could result in an impairment of intangible assets or goodwill leading to a further reduction in net income or increase to net loss in the relevant period.
We are required to pay our senior managing directors for most of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of the tax basis step-up
we received as part of the reorganization we implemented in connection with our IPO or receive in connection with future exchanges of our common stock and related transactions.
As part of the reorganization we implemented in connection with our IPO, we purchased interests in our business from our pre-IPO
owners. In addition, holders of partnership units in Blackstone Holdings (other than The Blackstone Group Inc.’s wholly owned subsidiaries), subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for shares of The Blackstone Group Inc.’s common stock on a one-for-one
basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the Blackstone Holdings Partnerships to effect an exchange for a share of common stock. The purchase and subsequent exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Blackstone Holdings that otherwise would not have been available. These increases in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

We have entered into a tax receivable agreement with our senior managing directors and other pre-IPO
owners that provides for the payment by us to the counterparties of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. In addition, additional tax receivable agreements have been executed, and others may continue to be executed, with newly-admitted Blackstone senior managing directors and certain others who receive Blackstone Holdings Partnership Units. This payment obligation is an obligation of The Blackstone Group Inc. and/or its wholly owned subsidiaries and not of Blackstone Holdings. As such, the cash distributions to public stockholders may vary from holders of Blackstone Holdings Partnership Units (held by Blackstone personnel and others) to the extent payments are made under the tax receivable agreements to selling holders of Blackstone Holdings Partnership Units. As the payments reflect actual tax savings received by Blackstone entities, there may be a timing difference between the tax savings received by Blackstone entities and the cash payments to selling holders of Blackstone Holdings Partnership Units. While the actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of our common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the increases in the tax basis of the tangible and intangible assets of Blackstone Holdings, the payments that we may make under the tax receivable agreements will be substantial. The payments under a tax receivable agreement are not conditioned upon a tax receivable agreement counterparty’s continued ownership of us. We may need to incur debt to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreements as a result of timing discrepancies or otherwise.
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
We believe that the Conversion has, among other things, made it significantly easier for both domestic and international investors to own our stock, expand our global investor base and drive greater value for all of our stockholders over time. However, over time, the level of investor interest in our common stock may not meet our expectations. For example, benchmark stock indices may change their eligibility requirements in a manner that is adverse to us or otherwise determine not to include our common stock. Moreover, even though we have simplified our tax structure and reporting as a result of the Conversion, and even if we succeed in having our shares included in additional key stock indices, this may not result in the sustained increased demand for our common stock that we initially anticipated. Consequently, we may fail to realize the anticipated benefits of the Conversion or those benefits may take longer to realize than we expect. Moreover, there can be no assurance that the anticipated benefits of the Conversion will offset its costs, which could be greater than we expect, particularly if there were to be an increase in the U.S. federal corporate income tax rate. Our failure to achieve the anticipated benefits of the Conversion at all or in a timely manner, or a failure of any benefits realized to offset its costs, could have a material and adverse impact on the trading price of our securities.
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
In addition to the provisions described elsewhere relating to the Series II Preferred Stockholder’s control, other provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable by, for example:

•	permitting our board of directors to issue one or more series of preferred stock,

•	providing for the loss of voting rights for the common stock,

•	requiring advance notice for stockholder proposals and nominations if they are ever permitted by applicable law,

•	placing limitations on convening stockholder meetings,

•	prohibiting stockholder action by written consent unless such action is consent to by the Series II Preferred Stockholder, and

•	imposing super-majority voting requirements for certain amendments to our certificate of incorporation.
These provisions may also discourage acquisition proposals or delay or prevent a change in control.
We expect to pay more corporate income taxes than we paid historically prior to the Conversion.
Since our Conversion, all of the net income attributable to us is subject to U.S. federal (and state and local) corporate income taxes, which we anticipate will have a dilutive impact to Distributable Earnings per share of common stock and net income attributable to us and reduce the amount of cash available for dividends to our common stockholders, although this dilution should initially be mitigated by a tax basis step-up
related to the Conversion. The currently enacted maximum U.S. federal corporate income tax rate is 21%. This rate may increase in the future, which would cause us to pay more corporate income taxes than currently anticipated.
Because all of The Blackstone Group Inc.’s net income is subject to corporate income taxes, we expect the amount of our cash tax savings from future exchanges of Blackstone Holdings Partnership Units for shares of common stock to increase as compared to the cash tax savings historically realized by the Partnership from such exchanges for common units. As a result, we expect the amount the Corporation will be required to pay under the tax receivable agreement (i.e., 85% of cash tax savings it realizes) will in the aggregate over time be higher for exchanges following the Conversion. This would similarly have the effect of increasing the amount of any early termination payment or the amounts due upon the occurrence of an acceleration event, which are determined in part by reference to amounts payable in respect of future exchanges.
Risks Related to Our Common Stock
Our common stock price may decline due to the large number of shares of common stock eligible for future sale and for exchange.
The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market in the future or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of common stock in the future at a time and at a price that we deem appropriate. We had a total of 683,838,948 shares of common stock outstanding as of February 19, 2021. Subject to the lock-up
restrictions described below, we may issue and sell in the future additional shares of common stock. Limited partners of Blackstone Holdings owned an aggregate of 460,654,705 Blackstone Holdings Partnership Units outstanding as of February 19, 2021. In connection with our initial public offering, we entered into an exchange agreement with holders of Blackstone Holdings Partnership Units (other than The Blackstone Group Inc.’s wholly owned subsidiaries) so that these holders, subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for shares of The Blackstone Group Inc. common stock on a one-for-one
basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. A Blackstone Holdings limited partner must exchange one partnership unit in each of the Blackstone Holdings Partnerships to effect an exchange for a share of common stock. The common stock we issue upon such exchanges would be “restricted securities,” as defined in Rule 144 under the Securities Act, unless we register such issuances. However, we have entered into a registration rights agreement with the limited partners of Blackstone Holdings that requires us to register these shares of common stock under the Securities Act and we have filed registration statements that cover the delivery of common stock issued upon exchange of Blackstone

Holdings Partnership Units. See “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence — Transactions with Related Persons — Registration Rights Agreement.” While the partnership agreements of the Blackstone Holdings Partnerships and related agreements contractually restrict the ability of Blackstone personnel to transfer the Blackstone Holdings Partnership Units or The Blackstone Group Inc. common stock they hold and require that they maintain a minimum amount of equity ownership during their employ by us, these contractual provisions may lapse over time or be waived, modified or amended at any time.
As of February 19, 2021, we had granted 27,360,917 outstanding deferred restricted shares of common stock and 27,854,499 outstanding deferred restricted Blackstone Holdings Partnership Units to our non-senior
managing director professionals and senior managing directors under The Blackstone Group Inc. Amended and Restated 2007 Equity Incentive Plan (“2007 Equity Incentive Plan”). The aggregate number of shares of common stock and Blackstone Holdings Partnership Units (together, “Shares”) covered by our 2007 Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of Shares equal to the positive difference, if any, of (a) 15% of the aggregate number of Shares outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by The Blackstone Group Inc. or its wholly owned subsidiaries) minus (b) the aggregate number of Shares covered by our 2007 Equity Incentive Plan as of such date (unless the administrator of the 2007 Equity Incentive Plan should decide to increase the number of Shares covered by the plan by a lesser amount). An aggregate of 168,638,826 additional Shares were available for grant under our 2007 Equity Incentive Plan as of February 19, 2021. We have filed a registration statement and intend to file additional registration statements on Form
S-8
under the Securities Act to register common stock covered by the 2007 Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form
S-8
registration statement will automatically become effective upon filing. Accordingly, common stock registered under such registration statement will be available for sale in the open market.
In addition, the Blackstone Holdings partnership agreements authorize the wholly owned subsidiaries of The Blackstone Group Inc. which are the general partners of those partnerships to issue an unlimited number of additional partnership securities of the Blackstone Holdings Partnerships with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Blackstone Holdings Partnership Units, and which may be exchangeable for our shares of common stock.
Our certificate of incorporation also provides us with a right to acquire all of the then outstanding shares of common stock under specified circumstances, which may adversely affect the price of our shares of common stock and the ability of holders of shares of common stock to participate in further growth in our stock price.
Our certificate of incorporation provides that, if at any time, less than 10% of the total shares of any class our stock then outstanding (other than Series I preferred stock and Series II preferred stock) is held by persons other than the Series II Preferred Stockholder and its affiliates, we may exercise our right to call and purchase all of the then outstanding shares of common stock held by persons other than the Series II Preferred Stockholder or its affiliates or assign this right to the Series II Preferred Stockholder or any of its affiliates. As a result, a stockholder may have his or her shares of common stock purchased from him or her at an undesirable time or price and in a manner which adversely affects the ability of a stockholder to participate in further growth in our stock price.
Our amended and restated bylaws designate the Court of Chancery of the State of Delaware or the federal district courts of the United States of America, as applicable, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with Blackstone or our directors, officers or other employees.
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for: (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a breach of fiduciary duty owed by any of our current or former directors, officers, stockholders or employees to us or our stockholders, (c) any action asserting a claim against us arising under the Delaware General Corporation Law (the “DGCL”), our certificate of incorporation or our bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (d) any action asserting a claim against us that is governed by the internal affairs doctrine.

Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws of the United States, including, in each case, the applicable rules and regulations promulgated thereunder.
Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provision in our amended and restated bylaws. This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for a specified class of disputes with Blackstone or our directors, officers, other stockholders or employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated bylaws inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our principal executive offices are located in leased office space at 345 Park Avenue, New York, New York. As of December 31, 2020, we also leased offices in Dublin, Hong Kong, London, Mumbai, San Francisco, Singapore, Sydney, Tokyo and other cities around the world. We consider these facilities to be suitable and adequate for the management and operations of our business.

Item 3.	Legal Proceedings
We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. See “— Item 1A. Risk Factors” above. We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our consolidated financial statements. However, given the inherent unpredictability of these types of proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could have a material effect on Blackstone’s financial results in any particular period. See “Part II Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 19. Commitments and Contingencies — Contingencies — Litigation.”

Item 4.	Mine Safety Disclosures
Not applicable.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “BX.”
The number of holders of record of our common stock as of February 19, 2021 was 66. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers. Blackstone Partners L.L.C. is the sole holder of the single share of Series I preferred stock outstanding and Blackstone Group Management L.L.C. is the sole holder of the single share of Series II preferred stock outstanding.
The following table sets forth the quarterly per share dividends earned for the periods indicated. Each quarter’s dividends are declared and paid in the following quarter.

	2020	2019
First Quarter	$0.39	$0.37
Second Quarter	0.37	0.48
Third Quarter	0.54	0.49
Fourth Quarter	0.96	0.61

	$2.26	$1.95

Dividend Policy
Our intention is to pay to holders of common stock a quarterly dividend representing approximately 85% of The Blackstone Group Inc.’s share of Distributable Earnings, subject to adjustment by amounts determined by our board of directors to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future cash requirements such as tax-related
payments, clawback obligations and dividends to shareholders for any ensuing quarter. The dividend amount could also be adjusted upward in any one quarter.
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
Because The Blackstone Group Inc. is a holding company and has no material assets, other than its ownership of partnership units in Blackstone Holdings (held through wholly owned subsidiaries), intercompany loans receivable and deferred tax assets, we fund any dividends by The Blackstone Group Inc. by causing Blackstone Holdings to make distributions to its partners, including The Blackstone Group Inc. (through its wholly owned subsidiaries). If Blackstone Holdings makes such distributions, the limited partners of Blackstone Holdings will be entitled to receive equivalent distributions pro-rata
based on their partnership interests in Blackstone Holdings. The Blackstone Group Inc. then dividends its share of such distributions, net of taxes and amounts payable under the tax receivable agreements, to our shareholders on a pro-rata
basis.
Because the publicly traded entity and/or its wholly owned subsidiaries must pay taxes and make payments under the tax receivable agreements described in “—Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 18. Related Party Transactions,” the amounts ultimately paid as dividends by The Blackstone Group Inc. to common shareholders in respect of each fiscal year are generally expected to be less, on a per share or per unit basis, than the amounts distributed by the Blackstone Holdings Partnerships to the Blackstone personnel and others who are limited partners of the Blackstone Holdings

Partnerships in respect of their Blackstone Holdings Partnership Units. Following the Conversion, we expect to pay more corporate income taxes than we would have as a limited partnership, which will increase this difference between the per share dividend and per unit distribution amounts.
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
Share Repurchases in the Fourth Quarter of 2020
On July 16, 2019, our board of directors authorized the repurchase of up to $1.0 billion of common stock and Blackstone Holdings Partnership Units. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. During the three months ended December 31, 2020, no shares of common stock were repurchased. As of December 31, 2020, the amount remaining available for repurchases under the program was $307.2 million. See “— Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 16. Earnings Per Share and Stockholder’s Equity” and “— Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Liquidity” for further information regarding this repurchase program.
As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with
Rule 10b5-1
under the Exchange Act, and similar plans and arrangements relating to our shares and Blackstone Holdings Partnership Units.

Item 6.	(Removed and Reserved)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with The Blackstone Group Inc.’s consolidated financial statements and the related notes included within this Annual Report on
Form 10-K.
This section of this
Form 10-K
generally discusses 2020 and 2019 items and year to year comparisons between 2020 and 2019. For the discussion of 2019 compared to 2018 see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Blackstone’s Annual Report on
Form 10-K
for the year ended December 31, 2019, which specific discussion is incorporated herein by reference.
Effective July 1, 2019, The Blackstone Group L.P. (the “Partnership”) converted from a Delaware limited partnership to a Delaware corporation, The Blackstone Group Inc. (the “Conversion”). This report includes the results for the Partnership prior to the Conversion and The Blackstone Group Inc. following the Conversion. In this report, references to “Blackstone,” the “Company,” “we,” “us” or “our” refer to (a) The Blackstone Group Inc. and its consolidated subsidiaries following the Conversion and (b) the Partnership and its consolidated subsidiaries prior to the Conversion. All references to shares or per share amounts prior to the Conversion refer to units or per unit amounts. Unless otherwise noted, all references to shares or per share amounts following the Conversion refer to shares or per share amounts of common stock. All references to dividends prior to the Conversion refer to distributions. See “— Organizational Structure.”

Effective January 1, 2020, the Credit segment was renamed Credit & Insurance. There was no change to the composition of the segment or historical results.
Effective February 26, 2021, Blackstone effectuated changes to rename its Class A common stock as “common stock,” and to reclassify its Class B and Class C common stock into a new “Series I preferred stock” and “Series II preferred stock,” respectively. Each new stock has the same rights and powers of its predecessor. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Organizational Structure” and “Part II. Item 9B. Other Information.”
Our Business
Blackstone is one of the world’s leading investment firms. Our business is organized into four segments:

•
Real Estate.
Our real estate business is a global leader in real estate investing. Our Real Estate segment operates as one globally integrated business, with investments in the Americas, Europe and Asia. Our real estate investment teams seek to utilize our global expertise and presence to generate attractive risk-adjusted returns for our investors and to make a positive impact on the communities in which we invest.

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
Our Blackstone Real Estate Debt Strategies (“BREDS”) vehicles primarily target real estate-related debt investment opportunities. BREDS’ scale and investment mandates enable it to provide a variety of lending and investment options including commercial real estate and mezzanine loans, residential mortgage loan pools and liquid real estate-related debt securities. The BREDS platform includes a number of high-yield real estate debt funds, liquid real estate debt funds and BXMT, a NYSE-listed real estate investment trust (“REIT”).
Blackstone Real Estate began its Core+ strategy in 2013. Blackstone’s Core+ strategy invests in substantially stabilized real estate globally through regional open-ended funds focused on high-quality assets, the Blackstone Property Partners funds (“BPP”), and Blackstone Real Estate Income Trust, Inc. (“BREIT”), a non-listed REIT which was launched in 2017 and invests in U.S. income-generating assets. In November 2020, we launched Blackstone BioMed Life Science Real Estate L.P. (“BPP Life Sciences”), a long-term, perpetual capital, core+ return fund that owns BioMed Realty and is focused on life science office investments primarily across the U.S.

•
Private Equity.
Our Private Equity segment includes our corporate private equity business, which consists of (a) our flagship private equity funds (Blackstone Capital Partners (“BCP”) funds), (b) our sector-focused private equity funds, including our energy-focused funds (Blackstone Energy Partners (“BEP”) funds), (c) our Asia-focused fund (Blackstone Capital Partners Asia (“BCP Asia”) fund) and (d) our core private equity funds, Blackstone Core Equity Partners (“BCEP”). In addition, our Private Equity segment includes (a) our opportunistic investment platform that invests globally across asset classes, industries and geographies, Blackstone Tactical Opportunities (“Tactical Opportunities”), (b) our secondary fund of funds business, Strategic Partners Fund Solutions (“Strategic Partners”), (c) our infrastructure-focused funds, Blackstone Infrastructure Partners (“BIP”), (d) our life sciences private investment platform, Blackstone Life Sciences (“BXLS”), (e) our growth equity investment platform, Blackstone Growth (“BXG”), (f) our multi-asset investment program for eligible high net worth investors offering exposure to certain of Blackstone’s key illiquid investment strategies through a single commitment, Blackstone Total Alternatives Solution (“BTAS”) and (g) our capital markets services business, Blackstone Capital Markets (“BXCM”).

We are a global leader in private equity investing. Our corporate private equity business, established in 1987, pursues transactions across industries in both established and growth-oriented businesses across the globe. It strives to create value by investing in great businesses where our capital, strategic insight, global relationships and operational support can drive transformation. Our core private equity funds target control-oriented investments in high-quality companies with durable businesses and seeks to offer a lower level of risk and a longer hold period than traditional private equity.
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
co-investments.
BIP focuses on investments across all infrastructure sectors, including energy infrastructure, transportation, digital infrastructure, and water and waste with a primary focus in the U.S. BXLS is our private investment platform with capabilities to invest across the life cycle of companies and products within the life sciences sector. BXG seeks to deliver attractive risk-adjusted returns by investing in dynamic, growth-stage businesses, with a focus on the consumer, enterprise solutions, financial services and healthcare sectors.

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

•
Credit
 & Insurance.
The principal component of our Credit & Insurance segment is Blackstone Credit (“BXC”), formerly known as GSO Capital Partners LP. BXC is one of the largest credit-oriented managers in the world and is the largest manager of collateralized loan obligations (“CLOs”) globally. The investment portfolios of the funds BXC manages or sub-advises
predominantly consist of loans and securities of
non-investment
grade companies spread across the capital structure including senior debt, subordinated debt, preferred stock and common equity.

BXC is organized into two overarching strategies: private credit and liquid credit. Private credit strategies include mezzanine lending funds, middle market direct lending funds (including Blackstone Secured Lending Fund (“BXSL”) and Blackstone Private Credit Fund (“BCRED”), both of which are business development companies (“BDCs”)), our structured products group, stressed/distressed strategies (including stressed/distressed funds and credit alpha strategies) and energy strategies. Liquid credit strategies consist of CLOs, closed-ended funds, open-ended funds and separately managed accounts. In December 2020, BXC acquired DCI LLC (“DCI”), a San Francisco based systematic credit investment firm. As part of the transaction, DCI will be integrated into BXC as systematic strategies within its liquid credit strategies unit.
Our Credit & Insurance segment includes our insurer-focused platform, Blackstone Insurance Solutions (“BIS”). BIS focuses on providing full investment management services for insurers’ general accounts, delivering customized and diversified portfolios that include allocations to Blackstone managed products and strategies across asset classes and Blackstone’s private credit origination capabilities. BIS provides its clients tailored portfolio construction and strategic asset allocation, seeking to generate risk-managed, capital-efficient returns, diversification and capital preservation that meets clients’ objectives. BIS also provides similar services to clients through separately managed accounts or by sub-managing
assets for certain insurance-dedicated funds and special purpose vehicles.

Our Credit & Insurance segment also includes our publicly traded midstream energy infrastructure and master limited partnership (“MLP”) investment platform, which is managed by Harvest Fund Advisors LLC (“Harvest”). Harvest primarily invests capital raised from institutional investors in separately managed accounts and pooled vehicles, investing in publicly traded energy infrastructure and MLPs holding primarily midstream energy assets in North America.
We generate revenue from fees earned pursuant to contractual arrangements with funds, fund investors and fund portfolio companies (including management, transaction and monitoring fees), and from capital markets services. We also invest in the funds we manage and we are entitled to a pro-rata
share of the results of the fund (a
“pro-rata
allocation”). In addition to a
pro-rata
allocation, and assuming certain investment returns are achieved, we are entitled to a disproportionate allocation of the income otherwise allocable to the limited partners, commonly referred to as carried interest (“Performance Allocations”). In certain structures, we receive a contractual incentive fee from an investment fund in the event that specified cumulative investment returns are achieved (an “Incentive Fee,” and together with Performance Allocations, “Performance Revenues”). The composition of our revenues will vary based on market conditions and the cyclicality of the different businesses in which we operate. Net investment gains and investment income generated by the Blackstone Funds are driven by value created by our operating and strategic initiatives as well as overall market conditions. Fair values are affected by changes in the fundamentals of our portfolio company and other investments, the industries in which they operate, the overall economy and other market conditions.
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
Since July 2020, employees in our U.S. and European offices began returning to the office on a voluntary basis, consistent with local government guidelines, with testing, contact-tracing and social distancing and other safety protocols in place. We continue to closely monitor applicable public health and government guidance.
Business Environment
Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Europe, Asia and, to a lesser extent, elsewhere in the world.
Global economic conditions in 2020 were significantly impacted by the
COVID-19
pandemic. Following dramatic declines in global equity and credit markets in the first quarter of the year coupled with certain liquidity issues, markets generally experienced sharp recoveries later in the year as governments around the world implemented fiscal and monetary stimulus to counter the economic impacts of the pandemic. The recovery has been more recently aided by progress on
COVID-19
vaccine production and distribution. The global economy has, with certain setbacks, begun reopening and wider distribution of vaccines will likely encourage greater economic activity. Nonetheless, the recovery could remain uneven, particularly given uncertainty with respect to the distribution and acceptance of the vaccines.
In the U.S., the S&P 500 increased 18% in 2020, with positive returns across most sectors and particular strength in technology stocks, which were up 44%. The S&P energy, real estate and financial sectors posted negative returns in 2020, with energy in particular down 34% as commodity prices remained suppressed. Despite rising during the second half of 2020, the price of West Texas ended the year at $48.52 per barrel, 21% below the 2019 year-end
price of $61. The Bloomberg Commodity Index finished the year down 4%.

Volatility increased sharply during the year, with the CBOE Volatility index averaging 29 in 2020, up 89% from the prior-year average of 15. Global equity issuance increased 60% in 2020. Merger and acquisition activity decreased slightly in 2020, with announced volumes down 4% compared to 2019.
Debt markets largely retraced their declines from early in 2020, with U.S. leveraged loans declining 0.5% overall in 2020 and high yield bonds increasing 5.5%. High yield spreads ended the year roughly in line with pre-COVID
levels and issuance increased 51% year-over-year. The Federal Reserve maintained the federal funds target range at
0.0%-0.25%
and expanded its balance sheet since
mid-March
2020 by more than $3 trillion to support new credit and liquidity facilities. The Federal Reserve expects to maintain the current pace of purchasing in the coming months. Three-month LIBOR ended the year at 0.24%, near historical lows. The U.S. Treasury yield curve steepened towards the end of 2020, with ten-year
yields rising 41 basis points from their trough in August to 0.91% by the end of 2020.
Two-year
U.S. Treasury yields remained relatively stable since their decline in the first quarter of 2020, ending the year at 0.12%.
The U.S. unemployment rate was 6.7% at the end of 2020, representing a decline from 11.1% at the end of June, although it remains at an elevated level. Wages grew, with average hourly earnings increasing 5.1% year-over-year based on the three-month average for production and nonsupervisory employees. New orders for durable goods in December increased for the eighth consecutive month, while U.S. retail sales increased 3.2% in 2020 compared to 2019. The industrial sector continued to show mixed signals, as industrial production declined 3.6% in the fourth quarter from the year-ago
period. However, the Institute for Supply Management Purchasing Managers’ Index increased in the fourth quarter, rising to 60.7 from 55.4 in the third quarter, signaling moderate expansion in the U.S. manufacturing sector.
Countries around the world continue to grapple with the economic impacts of the
COVID-19
pandemic. Although a recovery is partially underway, it continues to be gradual, uneven and characterized by meaningful dispersion across sectors and regions, and could be hindered by persistent or resurgent infection rates. A potential next round of U.S. fiscal stimulus could provide meaningful support, along with continued accommodative monetary policy and wider distribution of vaccines. Issues with respect to the distribution and acceptance of vaccines or the spread of new variants of the virus could adversely impact the recovery. Overall, there remains significant uncertainty regarding the timing and duration of the economic recovery, which precludes any prediction as to the ultimate adverse impact of
COVID-19
on economic and market conditions.
Notable Transactions
On September 29, 2020, Blackstone issued $500 million aggregate principal amount of 1.600% senior notes due March 30, 2031 (the “2031 Notes”) and $400 million aggregate principal amount of 2.800% senior notes due September 30, 2050 (the “2050 Notes”).
On November 24, 2020, Blackstone entered into an amended and restated $2.25 billion revolving credit facility. The amendment and restatement to the credit facility, among other things, increased the amount of available borrowings and extended the maturity date from September 21, 2023 to November 24, 2025.
For additional information see Note 13. “Borrowings” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data.”
In December 2020, Blackstone acquired DCI, a San Francisco based systematic credit investment firm. As part of the transaction, DCI will be integrated into BXC as systematic strategies within its liquid credit strategies unit.
On January 26, 2021, Pátria completed its IPO, pursuant to which we sold a portion of our interest. For additional information, see “Part I. Item 1. Business — Pátria Investments” and Note 4. “Investments — Equity Method Investments” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.

Effective February 26, 2021, Blackstone effectuated changes to its common stock as described in the immediately following section “Organizational Structure.”
Organizational Structure
Effective July 1, 2019, The Blackstone Group L.P. converted from a Delaware limited partnership to a Delaware corporation, The Blackstone Group Inc.
Effective February 26, 2021, Blackstone effectuated changes to rename its Class A common stock as “Common Stock,” and to reclassify its Class B and Class C common stock into a new “Series I Preferred Stock” and “Series II Preferred Stock,” respectively. Each new stock has the same rights and powers of its predecessor. For additional information, see Note 1. “Organization” and Note 16. “Earnings Per Share and Stockholder’s Equity — Stockholder’s Equity” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing and “— Item 9B. Other Information.”
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
Assets Under Management.
Assets Under Management refers to the assets we manage. Our Assets Under Management equals the sum of:

(a)
the fair value of the investments held by our carry funds and our side-by-side
and
co-investment
entities managed by us plus the capital that we are entitled to call from investors in those funds and entities pursuant to the terms of their respective capital commitments, including capital commitments to funds that have yet to commence their investment periods,

(b)
the net asset value of (1) our hedge funds, real estate debt carry funds, BPP, certain co-investments
managed by us, certain credit-focused funds, and our Hedge Fund Solutions drawdown funds (plus, in each case, the capital that we are entitled to call from investors in those funds, including commitments yet to commence their investment periods), and (2) our funds of hedge funds, our Hedge Fund Solutions registered investment companies, and BREIT,

(c)	the invested capital, fair value or net asset value of assets we manage pursuant to separately managed accounts,

(d)	the amount of debt and equity outstanding for our CLOs during the reinvestment period,

(e)	the aggregate par amount of collateral assets, including principal cash, for our CLOs after the reinvestment period,

(f)	the gross or net amount of assets (including leverage where applicable) for our credit-focused registered investment companies,

(g)	the fair value of common stock, preferred stock, convertible debt, term loans or similar instruments issued by BXMT, and

(h)	borrowings under and any amounts available to be borrowed under certain credit facilities of our funds.
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

(e)	the invested capital, fair value of assets or the net asset value we manage pursuant to separately managed accounts,

(f)	the net proceeds received from equity offerings and accumulated distributable earnings of BXMT, subject to certain adjustments,

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

For our carry funds, total assets under management includes the fair value of the investments held and uncalled capital commitments, whereas fee-earning
assets under management may include the total amount of capital commitments or the remaining amount of invested capital at cost depending on whether the investment period has expired or as specified by the fee terms of the fund. As such, in certain carry funds fee-earning
assets under management may be greater than total assets under management when the aggregate fair value of the remaining investments is less than the cost of those investments.
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
Consolidated Results of Operations
Following is a discussion of our consolidated results of operations for each of the years in the three-year period ended December 31, 2020. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “—Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$	%	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$4,092,549	$3,472,155	$3,027,796	$620,394	18%	$444,359	15%

Incentive Fees	138,661	129,911	57,540	8,750	7%	72,371	126%

Investment Income (Loss)
Performance Allocations
Realized	2,106,000	1,739,000	1,876,507	367,000	21%	(137,507)	-7%
Unrealized	(384,393)	1,126,332	561,373	(1,510,725)	N/M	564,959	101%
Principal Investments
Realized	391,628	393,478	415,862	(1,850)	—	(22,384)	-5%
Unrealized	(114,607)	215,003	49,917	(329,610)	N/M	165,086	331%

Total Investment Income	1,998,628	3,473,813	2,903,659	(1,475,185)	-42%	570,154	20%

Interest and Dividend Revenue	125,231	182,398	171,947	(57,167)	-31%	10,451	6%
Other	(253,142)	79,993	672,317	(333,135)	N/M	(592,324)	-88%

Total Revenues	6,101,927	7,338,270	6,833,259	(1,236,343)	-17%	505,011	7%

Expenses
Compensation and Benefits
Compensation	1,855,619	1,820,330	1,609,957	35,289	2%	210,373	13%
Incentive Fee Compensation	44,425	44,300	33,916	125	—	10,384	31%
Performance Allocations Compensation
Realized	843,230	662,942	711,076	180,288	27%	(48,134)	-7%
Unrealized	(154,516)	540,285	319,742	(694,801)	N/M	220,543	69%

Total Compensation and Benefits	2,588,758	3,067,857	2,674,691	(479,099)	-16%	393,166	15%
General, Administrative and Other	711,782	679,408	594,873	32,374	5%	84,535	14%
Interest Expense	166,162	199,648	163,990	(33,486)	-17%	35,658	22%
Fund Expenses	12,864	17,738	78,486	(4,874)	-27%	(60,748)	-77%

Total Expenses	3,479,566	3,964,651	3,512,040	(485,085)	-12%	452,611	13%

Other Income (Loss)
Change in Tax Receivable Agreement Liability	(35,383)	161,567	—	(196,950)	N/M	161,567	N/M
Net Gains from Fund Investment Activities	30,542	282,829	191,722	(252,287)	-89%	91,107	48%

Total Other Income (Loss)	(4,841)	444,396	191,722	(449,237)	N/M	252,674	132%

Income Before Provision (Benefit) for Taxes	2,617,520	3,818,015	3,512,941	(1,200,495)	-31%	305,074	9%
Provision (Benefit) for Taxes	356,014	(47,952)	249,390	403,966	N/M	(297,342)	N/M

Net Income	2,261,506	3,865,967	3,263,551	(1,604,461)	-42%	602,416	18%
Net Loss Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(13,898)	(121)	(2,104)	(13,777)	N/M	1,983	-94%
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	217,117	476,779	358,878	(259,662)	-54%	117,901	33%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	1,012,924	1,339,627	1,364,989	(326,703)	-24%	(25,362)	-2%

Net Income Attributable to The Blackstone Group Inc.	$1,045,363	$2,049,682	$1,541,788	$(1,004,319)	-49%	$507,894	33%

N/M Not meaningful.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenues
Revenues were $6.1 billion for the year ended December 31, 2020, a decrease of $1.2 billion compared to $7.3 billion for the year ended December 31, 2019. The decrease in Revenues was primarily attributable to decreases of $1.5 billion in Investment Income (Loss) and $333.1 million in Other Revenue, partially offset by an increase of $620.4 million in Management and Advisory Fees, Net.

The decrease in Investment Income (Loss) was primarily driven by the impacts of
COVID-19.
Investment Income (Loss) in our Real Estate and Credit & Insurance segments decreased $1.7 billion and $287.7 million, respectively, partially offset by an increase in our Private Equity segment of $494.2 million. The decrease in our Real Estate segment was primarily attributable to lower net unrealized appreciation of investment holdings in BREP opportunistic funds and lower realized gains in the year ended December 31, 2020 compared to the year ended December 31, 2019. BREP opportunistic funds’ carrying value increased 3.4% in the year ended December 31, 2020 compared to 17.6% in the year ended December 31, 2019. The decrease in our Credit & Insurance segment was primarily attributable to net unrealized depreciation of investments in our private credit strategies in the year ended December 31, 2020 compared to net unrealized appreciation in the year ended December 31, 2019. The increase in our Private Equity segment was primarily attributable to higher realized gains and higher net unrealized appreciation of investment holdings in corporate private equity in the year ended December 31, 2020 compared to the year ended December 31, 2019. Corporate private equity carrying value increased 11.9% in the year ended December 31, 2020 compared to 10.3% in the year ended December 31, 2019.
The decrease in Other Revenue was primarily due to foreign exchange losses on our euro denominated bonds and cross-currency swaps.
The increase in Management and Advisory Fees, Net was primarily due to increases in our Real Estate and Private Equity segments of $373.5 million and $205.5 million, respectively. The increase in our Real Estate segment was primarily due to the end of BREP IX’s fee holiday in 2019, the commencement of BREP Europe VI’s investment period in the fourth quarter of 2019 along with the end of its fee holiday in the first quarter of 2020 and
Fee-Earning
Assets Under Management growth in core+ real estate. The increase in our Private Equity segment was primarily due to the end of BCP VIII, BEP III and BXLS V’s fee holiday during the third quarter of 2020 and a full year of Base Management Fees from Strategic Partners VIII.
Expenses
Expenses were $3.5 billion for the year ended December 31, 2020, a decrease of $485.1 million, compared to $4.0 billion for the year ended December 31, 2019. The decrease was primarily attributable to a decrease of $479.1 million in Total Compensation and Benefits, which was primarily due to a decrease of $514.5 million in Performance Allocations Compensation. The decrease in Performance Allocations Compensation was primarily due to the decrease in Investment Income (Loss) – Performance Allocations, on which the compensation is based.
Other Income (Loss)
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Other Income (Loss) was $(4.8) million for the year ended December 31, 2020, a decrease of $449.2 million, compared to $444.4 million for the year ended December 31, 2019. The decrease in Other Income (Loss) was due to decreases of $252.3 million in Net Gains (Losses) from Fund Investment Activities and $197.0 million in Change in Tax Receivable Agreement Liability.
The decrease in Net Gain (Losses) from Fund Investment Activities was primarily due to decreases of $188.9 million in our Credit & Insurance segment and $86.2 million in our Real Estate segment, partially offset by an increase of $19.0 million in our Private Equity segment. The decrease in our Credit & Insurance segment was primarily driven by depreciation of consolidated CLOs and other vehicles during the first six months of 2020 and the deconsolidation of nine CLO vehicles during the third quarter of 2020. See Note 9. “Variable Interest Entities” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing. The decrease in our Real Estate segment was primarily driven by depreciation of investments in our consolidated Real Estate segment funds. The increase in our Private Equity segment was primarily due to appreciation of investments in our consolidated Private Equity segment funds.

The decrease in Change in Tax Receivable Agreement Liability was primarily due to the reduction of the estimated cash savings to be realized by Blackstone recorded in relation to the Conversion during the year ended December 31, 2019.
Provision (Benefit) for Taxes
The following table summarizes Blackstone’s tax position:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in Thousands)
Income Before Provision (Benefit) for Taxes	$2,617,520	$3,818,015	$3,512,941
Provision (Benefit) for Taxes	$356,014	$(47,952)	$249,390
Effective Income Tax Rate	13.6%	-1.3%	7.1%
The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

	Year Ended December 31,			2020 vs.	2019 vs.
	2020	2019	2018	2019	2018
Statutory U.S. Federal Income Tax Rate	21.0%	21.0%	21.0%	—	—
Income Passed Through to Common Shareholders and Non-Controlling Interest Holders (a)	-8.6%	-13.5%	-15.5%	4.9%	2.0%
State and Local Income Taxes	2.4%	1.6%	1.8%	0.8%	-0.2%
Foreign Income Taxes	-1.2%	-0.6%	-0.3%	-0.6%	-0.3%
Change to a Taxable Corporation	1.4%	-10.3%	—	11.7%	-10.3%
Change in Valuation Allowance (b)	-2.8%	-0.8%	—	-2.0%	-0.8%
Other	1.4%	1.3%	0.1%	0.1%	1.2%

Effective Income Tax Rate	13.6%	-1.3%	7.1%	14.9%	-8.4%

(a)
Includes income that was not taxable to Blackstone and its subsidiaries. Such income was directly taxable to shareholders of Blackstone’s common stock for the period prior to the Conversion and remains taxable to Blackstone’s non-controlling
interest holders.

(b)	The Change in Valuation Allowance for the year ended December 31, 2019 represents the change from July 1, 2019 to December 31, 2019, following the change to a taxable corporation.
Blackstone’s Provision (Benefit) for Taxes for the years ended December 31, 2020 and 2019 was $356.0 million and $(48.0) million, respectively. This resulted in an effective tax rate of 13.6% and
-1.3%,
respectively, based on our Income Before Provision (Benefit) for Taxes of $2.6 billion and $3.8 billion, respectively.
The increase in Blackstone’s effective tax rate for the year ended December 31, 2020, compared to the year ended December 31, 2019, resulted primarily from the Conversion in 2019. For the year ended December 31, 2020, Blackstone was a corporation subject to federal and state corporate income taxes while for the first six months of the year ended December 31, 2019, The Blackstone Group L.P. was a publicly traded partnership with income directly taxable to common unitholders. The estimated tax benefit recorded on the date of the Conversion was reflected in the year ended December 31, 2019. Upon finalization of the 2019 tax returns, an adjustment was made to the tax basis step up related to the Conversion, resulting in an increase to the effective tax rate for the period ended December 31, 2020. In addition, the effective tax rate for the year ended December 31, 2020 benefited from a reduction in Blackstone’s valuation allowance, due to the tax basis utilization attributable to asset dispositions during the year.

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
Net Income Attributable to
Non-Controlling
Interests in Blackstone Holdings is derived from the Income Before Provision (Benefit) for Taxes at the Blackstone Holdings level, excluding the Net Gains (Losses) from Fund Investment Activities and the percentage allocation of the income between Blackstone personnel and others who are limited partners of Blackstone Holdings and Blackstone after considering any contractual arrangements that govern the allocation of income such as fees allocable to Blackstone.
For the years ended December 31, 2020 and 2019, the Net Income Before Taxes allocated to Blackstone personnel and others who are limited partners of Blackstone Holdings was 42.7% and 43.9%, respectively. The decrease of 1.2% was primarily due to conversions of Blackstone Holdings Partnership Units to shares of common stock and the vesting of shares of common stock.
The Other Income (Loss) — Change in Tax Receivable Agreement Liability was entirely allocated to The Blackstone Group Inc.
Operating Metrics
The following graphs and tables summarize the
Fee-Earning
Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the years ended December 31, 2020, 2019 and 2018. For a description of how Assets Under Management and
Fee-Earning
Assets Under Management are determined, please see “—Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and
Fee-Earning
Assets Under Management.”

Note: Totals may not add due to rounding.

	Year Ended December 31,
	2020					2019
	Real Estate	Private Equity	Hedge Fund Solutions	Credit & Insurance	Total	Real Estate	Private Equity	Hedge Fund Solutions	Credit & Insurance	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$128,214,137	$97,773,964	$75,636,004	$106,450,747	$408,074,852	$93,252,724	$80,008,166	$72,280,606	$96,986,011	$342,527,507
Inflows (a)	28,071,474	45,359,946	9,712,930	26,035,009	109,179,359	52,424,662	27,260,480	11,488,234	21,069,189	112,242,565
Outflows (b)	(3,517,881)	(5,956,364)	(12,538,753)	(9,417,126)	(31,430,124)	(9,690,143)	(2,352,716)	(11,928,940)	(9,067,554)	(33,039,353)

Net Inflows (Outflows)	24,553,593	39,403,582	(2,825,823)	16,617,883	77,749,235	42,734,519	24,907,764	(440,706)	12,001,635	79,203,212
Realizations (c)	(9,007,492)	(7,290,931)	(1,346,147)	(5,506,288)	(23,150,858)	(11,353,675)	(7,212,993)	(1,153,785)	(5,629,089)	(25,349,542)
Market Activity (d)(g)	5,361,223	(346,985)	2,662,576	(916,929)	6,759,885	3,580,569	71,027	4,949,889	3,092,190	11,693,675

Balance, End of Period (e)	$149,121,461	$129,539,630	$74,126,610	$116,645,413	$469,433,114	$128,214,137	$97,773,964	$75,636,004	$106,450,747	$408,074,852

Increase (Decrease)	$20,907,324	$31,765,666	$(1,509,394)	$10,194,666	$61,358,262	$34,961,413	$17,765,798	$3,355,398	$9,464,736	$65,547,345
Increase (Decrease)	16%	32%	-2%	10%	15%	37%	22%	5%	10%	19%
Annualized Base Management Fee Rate (f)	1.14%	1.00%	0.81%	0.57%	0.91%	1.02%	1.08%	0.75%	0.57%	0.86%

	Year Ended December 31,
	2018
		Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$83,984,824	$70,140,883	$69,914,061	$111,304,230	$335,343,998
Inflows (a)	17,961,223	16,096,543	12,354,410	24,587,957	71,000,133
Outflows (b)	(2,000,367)	(1,888,223)	(10,278,403)	(27,640,908)	(41,807,901)

Net Inflows (Outflows)	15,960,856	14,208,320	2,076,007	(3,052,951)	29,192,232
Realizations (c)	(8,781,140)	(4,729,843)	(429,912)	(6,672,539)	(20,613,434)
Market Activity (d)(g)	2,088,184	388,806	720,450	(4,592,729)	(1,395,289)

Balance, End of Period (e)	$93,252,724	$80,008,166	$72,280,606	$96,986,011	$342,527,507

Increase (Decrease)	$9,267,900	$9,867,283	$2,366,545	$(14,318,219)	$7,183,509
Increase (Decrease)	11%	14%	3%	-13%	2%
Annualized Base Management Fee Rate (f)	1.11%	1.04%	0.72%	0.54%	0.84%

	Year Ended December 31,
	2020					2019
	Real Estate	Private Equity	Hedge Fund Solutions	Credit & Insurance	Total	Real Estate	Private Equity	Hedge Fund Solutions	Credit & Insurance	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$163,156,064	$182,886,109	$80,738,112	$144,342,178	$571,122,463	$136,247,229	$130,665,286	$77,814,516	$127,515,286	$472,242,317
Inflows (a)	33,426,600	23,030,463	10,415,356	28,141,077	95,013,496	34,190,566	56,836,570	12,242,855	31,107,288	134,377,279
Outflows (b)	(3,836,842)	(2,707,863)	(13,353,437)	(9,380,391)	(29,278,533)	(2,664,717)	(1,065,445)	(13,433,702)	(11,629,269)	(28,793,133)

Net Inflows (Outflows)	29,589,758	20,322,600	(2,938,081)	18,760,686	65,734,963	31,525,849	55,771,125	(1,190,847)	19,478,019	105,584,146
Realizations (c)	(16,256,579)	(17,304,777)	(1,392,894)	(7,670,738)	(42,624,988)	(18,097,899)	(13,540,914)	(1,271,968)	(7,291,045)	(40,201,826)
Market Activity (d)(h)(i)	10,702,004	11,645,290	3,015,732	(1,038,536)	24,324,490	13,480,885	9,990,612	5,386,411	4,639,918	33,497,826

Balance, End of Period (e)	$187,191,247	$197,549,222	$79,422,869	$154,393,590	$618,556,928	$163,156,064	$182,886,109	$80,738,112	$144,342,178	$571,122,463

Increase (Decrease)	$24,035,183	$14,663,113	$(1,315,243)	$10,051,412	$47,434,465	$26,908,835	$52,220,823	$2,923,596	$16,826,892	$98,880,146
Increase (Decrease)	15%	8%	-2%	7%	8%	20%	40%	4%	13%	21%

	Year Ended December 31,
	2018
		Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$115,340,363	$105,560,576	$75,090,834	$138,136,470	$434,128,243
Inflows (a)	31,478,431	26,639,963	13,278,327	29,578,890	100,975,611
Outflows (b)	(2,162,958)	(1,617,585)	(10,780,055)	(28,057,658)	(42,618,256)

Net Inflows	29,315,473	25,022,378	2,498,272	1,521,232	58,357,355
Realizations (c)	(14,675,095)	(10,396,611)	(471,931)	(8,516,996)	(34,060,633)
Market Activity (d)(h)(i)	6,266,488	10,478,943	697,341	(3,625,420)	13,817,352

Balance, End of Period (e)	$136,247,229	$130,665,286	$77,814,516	$127,515,286	$472,242,317

Increase (Decrease)	$20,906,866	$25,104,710	$2,723,682	$(10,621,184)	$38,114,074
Increase (Decrease)	18%	24%	4%	-8%	9%

(a)	Inflows represent contributions, capital raised, other increases in available capital (recallable capital, increased side-by-side commitments), purchases, inter-segment allocations and acquisitions.
(b)	Outflows represent redemptions, client withdrawals and decreases in available capital (expired capital, expense drawdowns and decreased side-by-side commitments).
(c)	Realizations represent realization proceeds from the disposition or other monetization of assets, current income or capital returned to investors from CLOs.
(d)	Market activity includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Assets Under Management are reported in the segment where the assets are managed.
(f)
Effective January 1, 2020, Blackstone updated its calculation methodology as follows: annualized year to date Base Management Fee divided by the average of the beginning of year and each quarter end’s
Fee-Earning
Assets Under Management in the reporting period. Prior periods have been recast for this update

(g)
For the year ended December 31, 2020, the impact to
Fee-Earning
Assets Under Management due to foreign exchange rate fluctuations was $2.4 billion, $1.0 billion and $3.5 billion for the Real Estate, Credit & Insurance and Total segments, respectively. For the year ended December 31, 2019, the impact to
Fee-Earning
Assets Under Management due to foreign exchange rate fluctuations was $(94.9) million, $(280.6) million and $(375.5) million for the Real Estate, Credit & Insurance and Total segments, respectively. For the year ended December 31, 2018, such impact was $(904.2) million, $(626.6) million and $(1.5) billion for the Real Estate, Credit & Insurance and Total segments, respectively.

(h)
For the year ended December 31, 2020, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $4.2 billion, $642.6 million, $1.2 billion and $6.1 billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively. For the year ended December 31, 2019, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(908.4) million, $238.8 million, $(233.0) million and $(902.6) million for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively. For the year ended December 31, 2018, such impact was $(2.1) billion, $(354.1) million, $(821.9) million and $(3.3) billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively.

(i)
Effective in the three months ended December 31, 2020, the methodology for Total Assets Under Management was updated with respect to the relevant segment for certain real estate, secondaries and credit funds to include permanent fund level leverage (as this represents additional capital the fund is managing), to include uncalled capital commitments until they are legally expired and to exclude certain uncalled capital commitments where the investors have complete discretion over investment. Funds without an adjustment were either already applying that methodology in reporting Total Assets Under Management or the updates were not applicable. Additional detail on these adjustments is included below:

	Year Ended December 31, 2020
		Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total
	(Dollars in Thousands)
Market Activity	$6,923,489	$9,776,454	$3,015,732	$475,847	$20,191,522
One-Time Methodology Adjustment	3,778,515	1,868,836	—	(1,514,383)	4,132,968

Reported Market Activity	$10,702,004	$11,645,290	$3,015,732	$(1,038,536)	$24,324,490

Subsequent to December 31, 2020, increases/decreases in permanent fund level leverage and uncalled capital commitments that have not legally expired where investors do not have complete discretion over investment for the aforementioned funds will be reflected as inflows, outflows, realization and/or market activity, as the case may be.

Fee-Earning
Assets Under Management
Fee-Earning
Assets Under Management were $469.4 billion at December 31, 2020, an increase of $61.4 billion, or 15%, compared to $408.1 billion at December 31, 2019. The net increase was due to:

•	Inflows of $109.2 billion related to:

o
$45.4 billion in our Private Equity segment driven by $29.5 billion from corporate private equity, primarily related to the commencement of BCP VIII and BEP III’s investment periods, $4.9 billion from BXLS, related to the commencement of BXLS V’s investment period, $4.6 billion from Strategic Partners, $3.3 billion from BXG, $2.6 billion from Tactical Opportunities and $504.1 million from multi-asset products,

o
$28.1 billion in our Real Estate segment driven by $9.5 billion from BREIT, $6.9 billion from the launch of a new perpetual capital vehicle, BPP Life Sciences, $5.9 billion from BREDS, $2.1 billion from BREP opportunistic funds and co-investment,
$1.3 billion from BPP Europe and
co-investment,
$1.2 billion from BPP Asia and
co-investment
and $1.1 billion from BPP U.S. and
co-investment,

o
$26.0 billion in our Credit & Insurance segment driven by $13.0 billion from certain liquid credit and MLP strategies (including $7.8 billion related to the DCI acquisition), $4.7 billion from direct lending, $4.3 billion from our structured products group, $4.2 billion of capital raised from CLOs, $2.5 billion from BIS, $1.6 billion from mezzanine funds, $1.3 billion from stressed/distressed strategies and $525.8 million from energy strategies, all partially offset by $6.6 billion of allocations to various strategies and other segments, and

o
$9.7 billion in our Hedge Fund Solutions segment driven by $6.5 billion from individual investor and specialized solutions, $1.9 billion from customized solutions and $1.2 billion from commingled products.

•	Market activity of $6.8 billion primarily attributable to:

o
$5.4 billion of market appreciation in our Real Estate segment driven by $4.5 billion from core+ real estate (including $1.3 billion from foreign exchange appreciation) and $1.1 billion from BREP opportunistic and co-investment,

o	$2.7 billion of market appreciation in our Hedge Fund Solutions segment driven by returns from BAAM’s Principal Solutions Composite of 5.5% gross and 4.6% net, and

o
Partially offset by $916.9 million of market depreciation in our Credit & Insurance segment driven by depreciation of $1.1 billion from certain liquid credit and MLP strategies, $1.0 billion from stressed/distressed strategies, partially offset by $534.5 million of market appreciation from CLOs, $388.9 million from direct lending and $360.3 million from BIS, all of which included $1.0 billion of foreign exchange appreciation across the segment.

Offsetting these increases were:

•	Outflows of $31.4 billion primarily attributable to:

o
$12.5 billion in our Hedge Fund Solutions segment driven by $5.7 billion from individual investor and specialized solutions, $4.0 billion from customized solutions and $2.8 billion from commingled products,

o
$9.4 billion in our Credit & Insurance segment driven by $6.8 billion from certain liquid credit and MLP strategies, $1.1 billion from direct lending and $809.9 million from stressed/distressed strategies,

o
$6.0 billion in our Private Equity segment driven by $4.6 billion from corporate private equity primarily due to the end of BCP VII and BEP II’s investment periods, $706.8 million from Strategic Partners, $497.5 million from BXLS due to the end of Clarus IV’s investment period and $237.2 million from multi-asset products, and

o	$3.5 billion in our Real Estate segment driven by $1.5 billion from BREIT, $1.5 billion from BREDS, $336.0 million from BPP U.S. and co-investment and $160.3 million from BPP Europe.

•	Realizations of $23.2 billion primarily driven by:

o	$9.0 billion in our Real Estate segment driven by $3.2 billion from BREP opportunistic funds and co-investment, $3.1 billion from core+ real estate and $2.7 billion from BREDS,

o	$7.3 billion in our Private Equity segment driven by $3.7 billion from Tactical Opportunities, $1.9 billion from corporate private equity and $1.7 billion from Strategic Partners, and

o
$5.5 billion in our Credit & Insurance segment driven by $1.2 billion from direct lending, $1.2 billion from stressed/distressed strategies, $1.0 billion from CLOs, $978.6 million from mezzanine funds, $583.8 million from energy strategies and $551.7 million from certain liquid credit and MLP strategies.

Total Assets Under Management
Total Assets Under Management were $618.6 billion at December 31, 2020, an increase of $47.4 billion, compared to $571.1 billion at December 31, 2019. The net increase was due to:

•	Inflows of $95.0 billion related to:

o
$33.4 billion in our Real Estate segment driven by $9.5 billion from BREIT, $8.8 billion from BREDS, $8.0 billion from the launch of a new perpetual capital vehicle, BPP Life Sciences, $2.3 billion from BREP opportunistic funds and co-investment,
$1.9 billion from BPP Asia and
co-investment,
$1.8 billion from BPP Europe and
co-investment
and $1.1 billion from BPP U.S. and
co-investment,

o
$28.1 billion in our Credit & Insurance segment driven by $14.1 billion from certain liquid credit and MLP strategies (including $7.8 billion related to the DCI acquisition), $7.3 billion from our structured products group, $5.1 billion from direct lending, $4.2 billion of capital raised from CLOs, $3.5 billion from mezzanine funds and $2.7 billion from BIS, all partially offset by $9.6 billion of allocations to various strategies and other segments,

o
$23.0 billion in our Private Equity segment driven by $10.3 billion from corporate private equity, including $8.2 billion capital raised from the second core private equity fund, $4.1 billion from Strategic Partners, $3.5 billion from BXG, $2.1 billion from Tactical Opportunities, $2.1 billion from BXLS and $888.0 million from BIP, and

o
$10.4 billion in our Hedge Fund Solutions segment driven by $6.6 billion from individual investor and specialized solutions, $2.3 billion from customized solutions and $1.6 billion from commingled products.

•	Market activity of $24.3 billion primarily driven by:

o
$11.6 billion of market appreciation in our Private Equity segment driven by carrying value increases in corporate private equity and Tactical Opportunities of 11.9% and 14.1%, respectively, which includes $642.6 million of foreign exchange appreciation across the segment,

o
$10.7 billion of market appreciation in our Real Estate segment driven by carrying value increases in opportunistic and core+ real estate of 3.4% and 7.9%, during the year, respectively, which includes $4.2 billion of foreign exchange appreciation across the segment,

o	$3.0 billion of market appreciation in our Hedge Fund Solutions segment driven by reasons noted above in Fee-Earning Assets Under Management, and

o
Partially offset by $1.0 billion of market depreciation in our Credit & Insurance segment driven by depreciation of $1.2 billion from certain liquid credit and MLP strategies, $816.5 million from energy strategies and $616.7 million from stressed/distressed strategies, partially offset by market appreciation of $1.2 billion from direct lending and $554.8 million from CLOs, all of which included $1.2 billion of foreign exchange appreciation across the segment.

Total Assets Under Management market activity in our Real Estate and Private Equity segments generally represents the change in fair value of the investments held and typically exceeds the
Fee-Earning
Assets Under Management market activity.
Offsetting these increases were:

•	Realizations of $42.6 billion primarily driven by:

o
$17.3 billion in our Private Equity segment driven by $8.3 billion from corporate private equity, $6.1 billion from Tactical Opportunities, $2.5 billion from Strategic Partners and $446.6 million from BXLS,

o	$16.3 billion in our Real Estate segment driven by $11.1 billion from BREP opportunistic and co-investment, $3.2 billion from core+ real estate and $1.9 billion from BREDS, and

o
$7.7 billion in our Credit & Insurance segment driven by $2.2 billion from direct lending, $1.9 billion from mezzanine funds, $1.3 billion from stressed/distressed strategies, $1.0 billion from CLOs, $638.5 million from energy strategies and $617.3 million from certain liquid credit and MLP strategies.

Total Assets Under Management realizations in our Real Estate and Private Equity segments generally represents the total proceeds and typically exceeds the
Fee-Earning
Assets Under Management realizations which generally represents only the invested capital.

•	Outflows of $29.3 billion primarily attributable to:

o
$13.4 billion in our Hedge Fund Solutions segment driven by $5.8 billion from individual investor and specialized solutions, $4.1 billion from customized solutions and $3.4 billion from commingled products,

o	$9.4 billion in our Credit & Insurance segment driven by $7.3 billion from certain liquid credit and MLP strategies, $1.1 billion from direct lending and $508.5 million from CLOs,

o	$3.8 billion in our Real Estate segment driven by $2.1 billion from core+ real estate, $1.3 billion from BREP opportunistic funds and co-investment and $467.2 million from BREDS, and

o
$2.7 billion in our Private Equity segment driven by $824.8 million from multi-asset products, $705.9 million from Strategic Partners, $658.1 million from corporate private equity, $337.2 million from Tactical Opportunities and $171.7 million from BXLS.

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

Net Accrued Performance Revenues
The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of December 31, 2020 and 2019. Net Accrued Performance Revenues presented do not include clawback amounts, if any, which are disclosed in Note 19. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing. See
“— Non-GAAP
Financial Measures” for our reconciliation of Net Accrued Performance Revenues.

	December 31,
	2020	2019
	(Dollars in Millions)
Real Estate
BREP IV	$9	$11
BREP V	13	19
BREP VI	42	76
BREP VII	236	445
BREP VIII	475	674
BREP IX	137	6
BREP Europe IV	97	158
BREP Europe V	211	193
BREP Asia I	127	152
BREP Asia II	—	22
BPP	264	281
BREDS	23	33
BTAS	21	42

Total Real Estate (a)	1,656	2,112

Private Equity
BCP IV	18	23
BCP VI	680	705
BCP VII	688	471
BCP Asia	72	17
BEP I	29	102
BEP III	16	—
BCEP	105	46
Tactical Opportunities (b)	204	157
Strategic Partners	105	144
BXLS	10	7
BTAS/Other	45	62

Total Private Equity (a)	1,971	1,735

Hedge Fund Solutions	29	15

Credit & Insurance	170	237

Total Blackstone Net Accrued Performance Revenues	$3,826	$4,099

Note:     Totals may not add due to rounding.
(a)	Real Estate and Private Equity include Co-Investments, as applicable
(b)	Tactical Opportunities includes Blackstone Growth.
For the year ended December 31, 2020 Net Accrued Performance Revenues receivable decreased due to net realized distributions of $1.4 billion in excess of Net Accrued Performance Revenues of $1.1 billion.

Invested Performance Eligible Assets Under Management
The following presents our Invested Performance Eligible Assets Under Management as of December 31 of each year:

Note:     Totals may not add due to rounding.

Perpetual Capital
The following presents our Perpetual Capital Assets Under Management as of December 31 of each year:

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

The following table presents the investment record of our significant drawdown funds from inception through December 31, 2020:

Fund (Investment Period	Committed	Available	Unrealized Investments			Realized Investments		Total Investments		Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	% Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate
Pre-BREP	$140,714	$—	$—	N/A	—	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	—	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	N/A	—	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	89,243	1.8x	27%	4,544,926	1.7x	4,634,169	1.7x	13%	12%
BREP V (Dec 2005 / Feb 2007) (e)	5,539,418	231,919	191,895	0.8x	50%	13,080,463	2.4x	13,272,358	2.3x	12%	11%
BREP VI (Feb 2007 / Aug 2011) (e)	11,060,444	550,734	512,439	2.3x	77%	27,223,779	2.5x	27,736,218	2.5x	13%	13%
BREP VII (Aug 2011 / Apr 2015)	13,496,823	1,525,946	5,584,753	1.2x	6%	23,030,962	2.1x	28,615,715	1.8x	22%	14%
BREP VIII (Apr 2015 / Jun 2019)	16,567,256	2,729,536	13,706,200	1.2x	—	13,362,963	2.3x	27,069,163	1.6x	29%	14%
*BREP IX (Jun 2019 / Dec 2024)	20,891,658	14,175,042	8,173,444	1.2x	6%	1,204,084	1.4x	9,377,528	1.3x	N/M	20%

Total Global BREP	$72,996,762	$19,213,177	$28,257,974	1.2x	5%	$89,982,095	2.3x	$118,240,069	1.9x	18%	15%

BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€—	N/A	—	€1,373,170	2.1x	€1,373,170	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008) (f)	1,629,748	—	—	N/A	—	2,576,670	1.8x	2,576,670	1.8x	8%	8%
BREP Europe III (Jun 2008 / Sep 2013) (e)	3,205,167	456,744	362,083	0.6x	—	5,738,120	2.5x	6,100,203	2.1x	20%	14%
BREP Europe IV (Sep 2013 / Dec 2016)	6,710,146	1,308,972	2,441,555	1.3x	—	9,045,059	2.0x	11,486,614	1.8x	22%	14%
BREP Europe V (Dec 2016 / Oct 2019)	7,949,959	1,563,722	8,006,708	1.3x	—	853,905	2.8x	8,860,613	1.4x	51%	9%
*BREP Europe VI (Oct 2019 / Apr 2025)	9,786,439	7,021,025	2,670,641	1.1x	3%	4,800	N/A	2,675,441	1.1x	N/M	—

Total BREP Europe	€30,105,631	€10,350,463	€13,480,987	1.2x	1%	€19,591,724	2.1x	€33,072,711	1.6x	16%	12%

continued ...

Fund (Investment Period	Committed	Available	Unrealized Investments			Realized Investments		Total Investments		Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	% Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate (continued)
BREP Asia I (Jun 2013 / Dec 2017)	$4,598,089	$1,277,077	$3,227,787	1.4x	14%	$4,422,796	1.9x	$7,650,583	1.7x	21%	12%
*BREP Asia II (Dec 2017 / Jun 2023)	7,302,307	3,989,162	3,830,476	1.2x	10%	267,905	1.5x	4,098,381	1.2x	47%	7%
BREP Co-Investment (g)	7,055,974	52,499	556,811	1.4x	—	14,780,923	2.2x	15,337,734	2.2x	16%	16%

Total BREP	$128,730,171	$37,176,041	$51,343,542	1.2x	5%	$134,129,927	2.2x	$185,473,469	1.8x	17%	15%

*Core+ BPP (Various) (h)	$ N/A	$ N/A	$43,373,269	N/A	—	$7,884,244	N/A	$51,257,513	N/A	N/M	9%
*Core+ BREIT (Various) (i)	N/A	N/A	21,046,096	N/A	—	706,600	N/A	21,752,696	N/A	N/A	9%
*BREDS High-Yield (Various) (j)	19,991,345	9,009,057	3,983,786	1.0x	—	13,213,838	1.3x	17,197,624	1.2x	11%	10%
Private Equity
Corporate Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	N/A	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	N/A	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	12,891	N/A	—	2,953,649	1.4x	2,966,540	1.4x	6%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	188,664	161,420	2.0x	—	21,417,821	2.9x	21,579,241	2.9x	36%	36%
BCP V (Dec 2005 / Jan 2011)	21,009,112	1,035,259	534,817	5.9x	44%	37,465,460	1.9x	38,000,277	1.9x	8%	8%
BCP VI (Jan 2011 / May 2016)	15,202,400	1,164,970	10,785,320	1.8x	48%	18,844,732	2.2x	29,630,052	2.0x	17%	13%
BCP VII (May 2016 / Feb 2020)	18,853,440	1,500,064	23,833,391	1.5x	3%	2,127,704	1.4x	25,961,095	1.5x	20%	15%
*BCP VIII (Feb 2020 / Feb 2026)	24,839,835	24,780,233	55,918	N/A	100%	—	N/A	55,918	N/A	N/A	N/A
Energy I (Aug 2011 / Feb 2015)	2,441,558	142,138	707,832	1.0x	20%	3,332,406	1.9x	4,040,238	1.7x	15%	10%
Energy II (Feb 2015 / Feb 2020)	4,913,589	452,250	3,542,696	0.9x	8%	538,308	0.8x	4,081,004	0.9x	-18%	-9%
*Energy III (Feb 2020 / Feb 2026)	4,230,317	3,659,611	740,313	1.5x	87%	—	N/A	740,313	1.5x	N/A	N/M
*BCP Asia (Dec 2017 / Dec 2023)	2,407,749	1,314,996	1,882,785	1.8x	11%	160,023	2.2x	2,042,808	1.8x	145%	35%
*Core Private Equity I (Jan 2017 / Jul 2021) (k)	4,756,127	1,704,858	5,140,800	1.6x	—	1,007,863	1.9x	6,148,663	1.7x	33%	20%
Core Private Equity II (TBD) (k)	8,160,000	8,160,000	—	N/A	—	—	N/A	—	N/A	N/A	N/A

Total Corporate Private Equity	$121,912,242	$44,127,618	$47,398,183	1.5x	16%	$102,031,211	2.1x	$149,429,394	1.8x	16%	15%

continued ...

Fund (Investment Period	Committed	Available	Unrealized Investments			Realized Investments		Total Investments		Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	% Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars/Euros in Thousands, Except Where Noted)
Private Equity (continued)
Tactical Opportunities
*Tactical Opportunities (Various)	$23,059,743	$9,485,052	$13,781,064	1.3x	11%	$11,484,767	1.8x	$25,265,831	1.4x	17%	11%
*Tactical Opportunities Co-Investment and Other (Various)	8,752,000	2,219,611	3,412,302	1.2x	7%	5,404,166	1.7x	8,816,468	1.5x	19%	15%

Total Tactical Opportunities	$31,811,743	$11,704,663	$17,193,366	1.3x	10%	$16,888,933	1.7x	$34,082,299	1.4x	18%	12%

*Blackstone Growth (Jul 2020 / Jul 2025)	$3,378,427	$2,590,318	$480,643	N/M	—	$—	N/A	$480,643	N/M	N/A	N/M
Strategic Partners (Secondaries)
Strategic Partners I-V (Various) (l)	11,863,351	1,163,562	767,152	N/M	—	17,047,367	N/M	17,814,519	1.5x	N/A	13%
Strategic Partners VI (Apr 2014 / Apr 2016) (l)	4,362,750	1,231,443	1,140,668	N/M	—	3,420,227	N/M	4,560,895	1.4x	N/A	13%
Strategic Partners VII (May 2016 / Mar 2019) (l)	7,489,970	2,236,145	4,502,593	N/M	—	2,501,199	N/M	7,003,792	1.4x	N/A	13%
Strategic Partners Real Assets II (May 2017 / Jun 2020) (l)	1,749,807	342,200	1,146,290	N/M	—	457,411	N/M	1,603,701	1.2x	N/A	12%
*Strategic Partners VIII (Mar 2019 / Jul 2023) (l)	10,763,600	6,057,212	3,116,224	N/M	—	349,817	N/M	3,466,041	1.3x	N/A	25%
*Strategic Partners Real Estate, SMA and Other (Various) (l)	7,678,498	2,637,711	2,721,040	N/M	—	1,515,801	N/M	4,236,841	1.2x	N/A	12%
*Strategic Partners Infra III (Jun 2020 / Jul 2024) (l)	3,250,100	2,945,629	95,680	N/M	—	—	N/A	95,680	1.9x	N/A	N/M

Total Strategic Partners (Secondaries)	$47,158,076	$16,613,902	$13,489,647	N/M	—	$25,291,822	N/M	$38,781,469	1.4x	N/A	13%

*Infrastructure (Various)	$13,658,063	$10,643,283	$3,221,714	1.1x	19%	$—	N/A	$3,221,714	1.1x	N/A	—
Life Sciences
Clarus IV (Jan 2018 / Jan 2020)	910,000	376,877	620,930	1.3x	3%	25,626	1.3x	646,556	1.3x	15%	11%
*BXLS V (Jan 2020 / Jan 2025)	4,711,227	4,124,901	659,008	1.2x	15%	—	N/A	659,008	1.2x	N/A	N/M

continued ...

Fund (Investment Period Beginning Date / Ending Date) (a)	Committed Capital	Available Capital (b)	Unrealized Investments			Realized Investments		Total Investments		Net IRRs (d)
			Value	MOIC (c)	% Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars/Euros in Thousands, Except Where Noted)
Credit
Mezzanine / Opportunistic I (Jul 2007 / Oct 2011)	$2,000,000	$97,114	$19,479	1.0x	—	$4,774,747	1.6x	$4,794,226	1.6x	N/A	17%
Mezzanine / Opportunistic II (Nov 2011 / Nov 2016)	4,120,000	1,033,222	837,744	0.6x	—	5,741,374	1.6x	6,579,118	1.3x	N/A	10%
*Mezzanine / Opportunistic III (Sep 2016 / Sep 2021)	6,639,133	1,523,459	5,183,034	1.1x	—	2,714,002	1.7x	7,897,036	1.2x	N/A	10%
Stressed / Distressed I (Sep 2009 / May 2013)	3,253,143	76,000	—	N/A	—	5,775,572	1.3x	5,775,572	1.3x	N/A	9%
Stressed / Distressed II (Jun 2013 / Jun 2018)	5,125,000	552,970	887,348	0.7x	—	4,511,189	1.2x	5,398,537	1.0x	N/A	-1%
*Stressed / Distressed III (Dec 2017 / Dec 2022)	7,356,380	3,913,986	2,167,831	0.9x	—	1,502,127	1.4x	3,669,958	1.1x	N/A	2%
Energy I (Nov 2015 / Nov 2018)	2,856,867	999,173	1,459,608	0.9x	—	1,236,203	1.7x	2,695,811	1.2x	N/A	4%
*Energy II (Feb 2019 / Feb 2024)	3,616,081	2,797,654	890,262	1.1x	—	227,003	1.6x	1,117,265	1.2x	N/A	23%
European Senior Debt I (Feb 2015 / Feb 2019)	€1,964,689	€267,442	€1,684,033	1.0x	2%	€1,428,233	1.5x	€3,112,266	1.2x	N/A	5%
*European Senior Debt II (Jun 2019 / Jun 2024)	€4,088,344	€3,362,428	€921,206	1.1x	—	€267,489	1.1x	€1,188,695	1.1x	N/A	16%

Total Credit Drawdown Funds (m)	$41,872,262	$15,434,919	$14,629,225	1.0x	—	$28,421,511	1.4x	$43,050,736	1.2x	N/A	9%

*Direct Lending BDC BXSL (Various) (n)	$3,926,295	$713,254	$3,267,808	N/A	—	$267,134	N/A	$3,534,942	N/A	N/A	9%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

N/M	Not meaningful generally due to the limited time since initial investment.
N/A	Not applicable.
*	Represents funds that are currently in their investment period and open-ended funds.
(a)	Excludes investment vehicles where Blackstone does not earn fees.
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
(d)
Unless otherwise indicated, Net Internal Rate of Return (“IRR”) represents the annualized inception to December 31, 2020 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of limited partner cash flows. Initial inception date of cash flows may differ from the Investment Period Beginning Date.

(e)	Effective December 31, 2020, Available Capital was updated to include uncalled capital commitments until they are legally expired, which increased Available Capital.
(f)
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

(i)
Unrealized Investment Value reflects BREIT’s net asset value as of December 31, 2020. Realized Investment Value represents BREIT’s cash distributions, net of servicing fees. The BREIT net return reflects a per share blended return, assuming BREIT had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BREIT. These returns are not representative of the returns experienced by any particular investor or share class. Inception to date net returns are presented on an annualized basis and are from January 1, 2017. Committed Capital and Available Capital are not regularly reported to investors in our core+ strategy and are not applicable in the context of this vehicle.

(j)	BREDS High-Yield represents the flagship real estate debt drawdown funds only and excludes BREDS High-Grade.
(k)	Blackstone Core Equity Partners is a core private equity strategy which invests with a more modest risk profile and longer hold period than traditional private equity.
(l)
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
(n)
Unrealized Investment Value reflects BXSL’s net asset value as of December 31, 2020. Realized Investment Value represents BXSL’s cash distributions. BXSL’s net return is annualized and calculated since inception starting on November 20, 2018, as the change in net asset value (“NAV”) per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company’s dividend reinvestment plan) divided by the beginning NAV per share.

Segment Analysis
Discussed below is our Segment Distributable Earnings for each of our segments. This information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources. References to “our” sectors or investments may also refer to portfolio companies and investments of the underlying funds that we manage.

Real Estate
The following table presents the results of operations for our Real Estate segment:

	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$	%	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$1,553,483	$1,116,183	$985,399	$437,300	39%	$130,784	13%
Transaction and Other Fees, Net	98,225	175,831	152,513	(77,606)	-44%	23,318	15%
Management Fee Offsets	(13,020)	(26,836)	(11,442)	13,816	-51%	(15,394)	135%

Total Management Fees, Net	1,638,688	1,265,178	1,126,470	373,510	30%	138,708	12%
Fee Related Performance Revenues	338,161	198,237	124,502	139,924	71%	73,735	59%
Fee Related Compensation	(618,105)	(531,259)	(459,430)	(86,846)	16%	(71,829)	16%
Other Operating Expenses	(183,132)	(168,332)	(146,260)	(14,800)	9%	(22,072)	15%

Fee Related Earnings	1,175,612	763,824	645,282	411,788	54%	118,542	18%

Realized Performance Revenues	787,768	1,032,337	914,984	(244,569)	-24%	117,353	13%
Realized Performance Compensation	(312,698)	(374,096)	(284,319)	61,398	-16%	(89,777)	32%
Realized Principal Investment Income	24,764	79,733	92,525	(54,969)	-69%	(12,792)	-14%

Net Realizations	499,834	737,974	723,190	(238,140)	-32%	14,784	2%

Segment Distributable Earnings	$1,675,446	$1,501,798	$1,368,472	$173,648	12%	$133,326	10%

N/M     Not meaningful.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Segment Distributable Earnings were $1.7 billion for the year ended December 31, 2020, an increase of $173.6 million, or 12%, compared to $1.5 billion for the year ended December 31, 2019. The increase in Segment Distributable Earnings was primarily attributable to an increase of $411.8 million in Fee Related Earnings, partially offset by a decrease of $238.1 million in Net Realizations.
Segment Distributable Earnings in our Real Estate segment in 2020 were higher compared to 2019. This was primarily driven by increased Fee Related Earnings due to the end of BREP IX’s fee holiday in 2019, the commencement of BREP Europe VI’s investment period in the fourth quarter of 2019 along with the end of its fee holiday in the first quarter of 2020 and growth in
Fee-Earning
Assets Under Management in core+ real estate, partially offset by decreased Net Realizations. The global economy has, with certain setbacks, continued to reopen following the onset of the
COVID-19
pandemic and the related shutdowns or limitations in the operations of certain non-essential
businesses. Market rebounds across many asset classes have contributed to capital deployment, realization and fundraising activity. Progress on
COVID-19
vaccine production and distribution, together with continued support from previously implemented fiscal and monetary stimulus, have aided the continuing economic recovery and could potentially accelerate such recovery. Although certain investments in our real estate portfolio, such as those in the hospitality and retail sectors and in select office and residential assets in urban locations, have been materially impacted and could continue to be adversely affected, the majority of our aggregate global real estate portfolio in BREP and core+ real estate businesses is in sectors that we believe are more resilient to the impact of
COVID-19.
Nevertheless, the recovery could remain uneven and characterized by meaningful dispersion across sectors and regions, particularly given uncertainty with respect to the distribution and acceptance of the vaccines. The resurgence in
COVID-19
infection levels in certain geographies and a potential resulting market downturn may pose material risks. These risks potentially create additional pressure for certain of our portfolio companies’ and investments’ liquidity needs and their ability to meet financial obligations, including by adversely impacting operational performance. We have not experienced a period of significant dislocation since the first quarter of 2020, during which the liquidity of certain assets traded in the credit markets was limited. Nonetheless, another period of such dislocation would impact the value of certain assets held by our funds, such funds’ ability to sell assets at attractive prices or in a timely manner in order to avoid losses and the likelihood of margin calls from credit providers. A continuing market recovery, however, could contribute to increased activity over the longer term.
We have also seen a continuing focus toward rent regulation as a means to address residential affordability caused by undersupply of housing in certain markets in the U.S. and Europe, as well as an increasing focus on the institution of eviction limitations in response to the
COVID-19
pandemic in the U.S. In addition, the new Presidential administration and the U.S. Congress may introduce new or enforce existing policies and regulations that may create uncertainty for our business and investment strategies and could have an adverse impact on us and our portfolio companies. Such conditions (which may be across industries, sectors or geographies) may contribute to adverse operating performance, including moderated rent growth in certain markets in our residential portfolio. See “Part I. Item 1A. Risk Factors – Risks Related to Our Business – The global outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economies and has adversely impacted, and may continue to adversely impact, our performance and results of operations”, “– Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “– A period of economic slowdown, which may be across one or more industries, sectors or geographies, has contributed and could in the future contribute to adverse operating performance for certain of our funds’ investments, which would adversely affect our operating results and cash flows.”
Fee Related Earnings
Fee Related Earnings were $1.2 billion for the year ended December 31, 2020, an increase of $411.8 million, or 54%, compared to $763.8 million for the year ended December 31, 2019. The increase in Fee Related Earnings was primarily attributable to increases of $373.5 million in Management Fees, Net and $139.9 million in Fee Related Performance Revenues, partially offset by an increase of $86.8 million in Fee Related Compensation.
Management Fees, Net were $1.6 billion for the year ended December 31, 2020, an increase of $373.5 million compared to $1.3 billion for the year ended December 31, 2019, primarily driven by an increase in Base Management Fees. Base Management Fees increased $437.3 million primarily due to the end of BREP IX’s fee holiday in 2019, the commencement of BREP Europe VI’s investment period in the fourth quarter of 2019 along with the end of its fee holiday in the first quarter of 2020 and
Fee-Earning
Assets Under Management growth in core+ real estate.
The annualized Base Management Fee Rate increased from 1.02% at December 31, 2019 to 1.14% at December 31, 2020. The increase was principally due to BREP IX, the majority of which was under a Base Management Fee holiday in 2019, and BREP Europe VI, which commenced its investment period in the fourth quarter of 2019 and came out of its fee holiday in the first quarter of 2020.
Fee Related Performance Revenues were $338.2 million for the year ended December 31, 2020, an increase of $139.9 million, compared to $198.2 million for the year ended December 31, 2019. The increase was primarily due to crystallization events in BPP Europe, a BPP U.S.
co-investment
and an increase in BREIT’s net asset value.
Fee Related Compensation was $618.1 million for the year ended December 31, 2020, an increase of $86.8 million, compared to $531.3 million for the year ended December 31, 2019. The increase was primarily due to increases in Management Fees, Net and Fee Related Performance Revenues, on which a portion of Fee Related Compensation is based.

Net Realizations
Net Realizations were $499.8 million for the year ended December 31, 2020, a decrease of $238.1 million, compared to $738.0 million for the year ended December 31, 2019. The decrease in Net Realizations was primarily attributable to decreases of $244.6 million in Realized Performance Revenues and $55.0 million in Realized Principal Investment Income, partially offset by a decrease of $61.4 million in Realized Performance Compensation.
Realized Performance Revenues were $787.8 million for the year ended December 31, 2020, a decrease of $244.6 million, compared to $1.0 billion for the year ended December 31, 2019. The decrease was due to lower realized gains as a result of market impacts of
COVID-19
in the year ended December 31, 2020 compared to the year ended December 31, 2019.
Realized Principal Investment Income was $24.8 million for the year ended December 31, 2020, a decrease of $55.0 million, compared to $79.7 million for the year ended December 31, 2019. The decrease was primarily due to redemptions in BREDS funds in the year ended December 31, 2019 and lower realized gains in BREP funds in the year ended December 31, 2020 compared to the year ended December 31, 2019.
Realized Performance Compensation was $312.7 million for the year ended December 31, 2020, a decrease of $61.4 million, compared to $374.1 million for the year ended December 31, 2019. The decrease was primarily due to the decrease in Realized Performance Revenues.
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

The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	Year Ended December 31,											December 31, 2020 Inception to Date
	2020			2019				2018				Realized				Total
Fund (a)	Gross		Net	Gross		Net		Gross		Net		Gross		Net		Gross		Net
BREP IV	66%		106%	90%		66%		-14%		-12%		23%		13%		22%		12%
BREP V	-13%		-11%	16%		13%		-6%		-5%		15%		12%		14%		11%
BREP VI	-16%		-15%	34%		28%		7%		5%		18%		13%		17%		13%
BREP VII	-22%		-20%	15%		12%		3%		2%		30%		22%		21%		14%
BREP VIII	10%		7%	20%		15%		20%		14%		36%		29%		20%		14%
BREP IX	35%		21%	N/	M	N/	M	N/	A	N/	A	N/	M	N/	M	35%		20%
BREP Europe III (b)	-14%		-11%	1%		-1%		-18%		-15%		30%		20%		22%		14%
BREP Europe IV (b)	-17%		-15%	13%		10%		20%		14%		31%		22%		21%		14%
BREP Europe V (b)	1%		—	20%		14%		25%		17%		67%		51%		15%		9%
BREP Europe VI (b)	14%		—	N/	M	N/	M	N/	A	N	/A	N/	M	N/	M	11%		—
BREP Asia I	-5%		-5%	19%		14%		10%		7%		29%		21%		18%		12%
BREP Asia II	8%		4%	27%		16%		N/	M	N/	M	74%		47%		14%		7%
BREP Co-Investment (c)	33%		32%	20%		13%		-1%			—	18%		16%		18%		16%
BPP (d)	7%		6%	10%		8%		11%		10%		N/	M	N/	M	11%		9%
BREDS High-Yield (e)	5%		1%	17%		13%		9%		4%		15%		11%		14%		10%
BREDS High-Grade (e)	2%		1%	8%		7%		7%		5%		8%		6%		5%		4%
BREDS Liquid (f)	-10%		-11%	13%		10%		6%		4%		N	/A	N	/A	9%		6%
BXMT (g)	N	/A	-18%	N/	A	25%		N	/A	7%		N	/A	N	/A	N	/A	9%
BREIT (h)	N	/A	7%	N/	A	12%		N	/A	8%		N	/A	N	/A	N	/A	9%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

N/M	Not meaningful generally due to the limited time since initial investment.
N/A	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.
(b)	Euro-based internal rates of return.
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

Funds With Closed Investment Periods
The Real Estate segment has eleven funds with closed investment periods as of December 31, 2020: BREP VIII, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe V, BREP Europe IV, BREP Europe Ill, BREP Asia I, BREDS Ill and BREDS II. As of December 31, 2020, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe IV, BREP Europe Ill and BREDS II were above their carried interest thresholds and would have been above their carried interest thresholds even if all remaining investments were valued at zero. BREP VIII, BREP Europe V, BREP Asia I and BREDS III were above their carried interest thresholds.
Private Equity
The following table presents the results of operations for our Private Equity segment:

	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$	%	$	%
	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees	$1,232,028	$986,482	$785,223	$245,546	25%	$201,259	26%
Transaction, Advisory and Other Fees, Net	82,440	115,174	58,165	(32,734)	-28%	57,009	98%
Management Fee Offsets	(44,628)	(37,327)	(13,504)	(7,301)	20%	(23,823)	176%

Total Management and Advisory Fees, Net	1,269,840	1,064,329	829,884	205,511	19%	234,445	28%
Fee Related Compensation	(455,538)	(423,752)	(375,446)	(31,786)	8%	(48,306)	13%
Other Operating Expenses	(195,213)	(160,010)	(133,096)	(35,203)	22%	(26,914)	20%

Fee Related Earnings	619,089	480,567	321,342	138,522	29%	159,225	50%

Realized Performance Revenues	877,493	468,992	757,406	408,501	87%	(288,414)	-38%
Realized Performance Compensation	(366,949)	(192,566)	(318,167)	(174,383)	91%	125,601	-39%
Realized Principal Investment Income	72,089	90,249	109,731	(18,160)	-20%	(19,482)	-18%

Net Realizations	582,633	366,675	548,970	215,958	59%	(182,295)	-33%

Segment Distributable Earnings	$1,201,722	$847,242	$870,312	$354,480	42%	$(23,070)	-3%

N/M Not meaningful.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Segment Distributable Earnings were $1.2 billion for the year ended December 31, 2020, an increase of $354.5 million, or 42%, compared to $847.2 million for the year ended December 31, 2019. The increase in Segment Distributable Earnings was primarily attributable to increases of $138.5 million in Fee Related Earnings and $216.0 million in Net Realizations.
Segment Distributable Earnings in our Private Equity segment in 2020 were higher compared to 2019. This was primarily driven by an increase in Fee Related Earnings from growth in
Fee-Earning
Assets Under Management and an increase in Net Realizations due to higher Realized Performance Revenue, partially offset by an increase in Realized Performance Compensation. The global economy has, with certain setbacks, continued to reopen following the onset of the
COVID-19
pandemic and the related shutdowns or limitations in the operations of certain non-essential
businesses. Market rebounds across many asset classes have contributed to capital deployment, realization and fundraising activity. Progress on
COVID-19
vaccine production and distribution,

together with continued support from previously implemented fiscal and monetary stimulus, have aided the continuing economic recovery and could potentially accelerate such recovery. Although certain investments in our private equity portfolio, such as those in the travel, leisure and events sectors, have experienced material reductions in value and could continue to be adversely impacted, the majority of our aggregate non-energy
portfolio in our corporate private funds is in sectors that we believe are more resilient to the impact of
COVID-19.
Nevertheless, the recovery could remain uneven and characterized by meaningful dispersion across sectors and regions, particularly given uncertainty with respect to the distribution and acceptance of the vaccines. The resurgence in
COVID-19
infection levels in certain geographies and a potential resulting market downturn may pose material risks. These risks potentially create additional pressure for certain of our portfolio companies’ liquidity needs and their ability to meet financial obligations. A continuing market recovery, however, could contribute to increased activity over the longer term.
In energy, oil prices have stabilized since the significant declines experienced in the first quarter of 2020. Nonetheless, weakened market fundamentals continue to pose challenges, particularly in upstream energy, which represents 3% of the Private Equity segment’s investment portfolio and less than 2% of Blackstone’s aggregate investment portfolio. An increased focus on energy sustainability due to concerns about climate change and the impact of carbon emissions, including potential alternatives to fossil fuels, has also exacerbated the impact of such weakened market fundamentals. The persistence of these weakened market fundamentals would further negatively impact the performance of certain investments in our energy and corporate private equity funds.
In addition, the new Presidential administration and the U.S. Congress may introduce new or enforce existing policies and regulations that may create uncertainty for our business and investment strategies and could have an adverse impact on us and our portfolio companies. For example, new policies seeking to increase the corporate tax rate or raise the minimum wage could adversely affect our business and the profitability of our portfolio companies. See “Part I. Item 1A. Risk Factors – Risks Related to Our Business – The global outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economies and has adversely impacted, and may continue to adversely impact, our performance and results of operations”, “– Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “– A period of economic slowdown, which may be across one or more industries, sectors or geographies, has contributed and could in the future contribute to adverse operating performance for certain of our funds’ investments, which would adversely affect our operating results and cash flows.”
Fee Related Earnings
Fee Related Earnings were $619.1 million for the year ended December 31, 2020, an increase of $138.5 million, or 29%, compared to $480.6 million for the year ended December 31, 2019. The increase in Fee Related Earnings was primarily attributable to an increase of $205.5 million in Management and Advisory Fees, Net, partially offset by increases of $35.2 million in Other Operating Expenses and $31.8 million in Fee Related Compensation.
Management and Advisory Fees, Net were $1.3 billion for the year ended December 31, 2020, an increase of $205.5 million compared to $1.1 billion for the year ended December 31, 2019, primarily driven by an increase in Base Management Fees. Base Management Fees increased $245.5 million primarily due to the end of BCP VIII, BEP III and BXLS V’s fee holidays during the third quarter of 2020 and a full year of Base Management Fees from Strategic Partners VIII.
Other Operating Expenses were $195.2 million for the year ended December 31, 2020, an increase of $35.2 million, compared to $160.0 million for the year ended December 31, 2019. The increase was primarily due to growth in our BIP, Tactical Opportunities and BXLS businesses, partially offset by less travel and entertainment expenses in the year ended December 31, 2020 due to
COVID-19.

Fee Related Compensation was $455.5 million for the year ended December 31, 2020, an increase of $31.8 million, compared to $423.8 million for the year ended December 31, 2019. The increase was primarily due to an increase in Management and Advisory Fees, Net on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $582.6 million for the year ended December 31, 2020, an increase of $216.0 million, or 59%, compared to $366.7 million for the year ended December 31, 2019. The increase in Net Realizations was primarily attributable to an increase of $408.5 million in Realized Performance Revenues, partially offset by an increase of $174.4 million in Realized Performance Compensation and a decrease of $18.2 million in Realized Principal Investment Income.
Realized Performance Revenues were $877.5 million for the year ended December 31, 2020, an increase of $408.5 million, compared to $469.0 million for the year ended December 31, 2019. The increase was primarily due to higher Realized Performance Revenues in corporate private equity and Tactical Opportunities.
Realized Performance Compensation was $366.9 million for the year ended December 31, 2020, an increase of $174.4 million, compared to $192.6 million for the year ended December 31, 2019. The increase was primarily due to the increase in Realized Performance Revenues.
Realized Principal Investment Income was $72.1 million for the year ended December 31, 2020, a decrease of $18.2 million, compared to $90.2 million for the year ended December 31, 2019. The decrease was primarily due to a decrease of Realized Principal Investment Income in corporate private equity.
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

The following table presents the internal rates of return of our significant private equity funds:

	Year Ended December 31,										December 31, 2020 Inception to Date
	2020		2019				2018				Realized				Total
Fund (a)	Gross	Net	Gross		Net		Gross		Net		Gross		Net		Gross	Net
BCP IV	-15%	-15%		68%		51%	6%		5%		50%		36%		50%	36%
BCP V	14%	5%		-14%		-4%	-6%		-5%		10%		8%		10%	8%
BCP VI	18%	16%		4%		3%	17%		14%		22%		17%		17%	13%
BCP VII	11%	9%		24%		18%	43%		28%		32%		20%		23%	15%
BCP Asia	56%	42%		43%		24%	N/	M	N/	M	292%		145%		56%	35%
BEP I	-19%	-18%		—		—	18%		15%		19%		15%		13%	10%
BEP II	-31%	-31%		-5%		-3%	32%		20%		-8%		-18%		-5%	-9%
BCOM	-4%	-5%		-22%		-23%	3%		2%		13%		6%		13%	6%
BCEP I (b)	33%	29%		24%		20%	N/	M	N/	M	37%		33%		23%	20%
BIP	6%	1%	N/	M	N/	M	N/	A	N/	A	N/	A	N/	A	6%	—
Clarus IV	3%	—		68%		46%	N/	M	N/	M	26%		15%		24%	11%
Tactical Opportunities	19%	15%		10%		6%	13%		9%		21%		17%		15%	11%
Tactical Opportunities Co-Investment and Other	14%	11%		15%		14%	13%		11%		21%		19%		18%	15%
Strategic Partners I-V (c)	-4%	-5%		—		-1%	9%		6%		N/	A	N/	A	16%	13%
Strategic Partners VI (c)	-9%	-9%		-4%		-5%	18%		15%		N/	A	N/	A	18%	13%
Strategic Partners VII (c)	-7%	-8%		12%		10%	32%		26%		N/	A	N/	A	18%	13%
Strategic Partners Real Assets II (c)	10%	6%		21%		17%	33%		22%		N/	A	N/	A	18%	12%
Strategic Partners VIII (c)	6%	2%	N/	M	N/	M	N/	A	N/	A	N/	A	N/	A	38%	25%
Strategic Partners RE, SMA and Other (c)	2%	2%		19%		18%	15%		13%		N/	A	N/	A	16%	12%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

N/M	Not meaningful generally due to the limited time since initial investment.
N/A	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.
(b)	BCEP is a core private equity strategy which invests with a more modest risk profile and longer hold period than traditional private equity.
(c)
Realizations are treated as return of capital until fully recovered and therefore inception to date realized returns are not applicable. If information is not available on a timely basis, returns are calculated from results that are reported on a three month lag and therefore do not include the impact of economic and market activities in the quarter in which such events occur.

Funds With Closed Investment Periods
The corporate private equity funds within the Private Equity segment have seven funds with closed investment periods: BCP IV, BCP V, BCP VI, BCP VII, BCOM, BEP I and BEP II. As of December 31, 2020, BCP IV was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes based on the timings of fund closings, the BCP V “main fund” and
BCP V-AC
fund. Within these fund classes, the general partner is subject to equalization such that (a) the general partner accrues carried interest when the respective carried interest for either fund class is positive and (b) the general partner realizes carried interest so long as clawback obligations, if any, for either of the respective fund classes are fully satisfied. As of December 31, 2020, BCP V was below its carried interest threshold, while
BCP V-AC
was above its carried interest threshold. BCP VI, BCP VII, BCOM and BEP I were above their respective carried interest thresholds. We are entitled to retain previously realized carried interest up to 20% of BCOM’s net gains. As a result, Performance Revenues are recognized from BCOM on current period gains and losses. BEP II was below its carried interest threshold.
Hedge Fund Solutions
The following table presents the results of operations for our Hedge Fund Solutions segment:

	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$	%	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$582,830	$556,730	$519,782	$26,100	5%	$36,948	7%
Transaction and Other Fees, Net	5,899	3,533	3,180	2,366	67%	353	11%
Management Fee Offsets	(650)	(138)	(93)	(512)	371%	(45)	48%

Total Management Fees, Net	588,079	560,125	522,869	27,954	5%	37,256	7%
Fee Related Compensation	(161,713)	(151,960)	(162,172)	(9,753)	6%	10,212	-6%
Other Operating Expenses	(79,758)	(81,999)	(77,772)	2,241	-3%	(4,227)	5%

Fee Related Earnings	346,608	326,166	282,925	20,442	6%	43,241	15%

Realized Performance Revenues	179,789	126,576	42,419	53,213	42%	84,157	198%
Realized Performance Compensation	(31,224)	(24,301)	(21,792)	(6,923)	28%	(2,509)	12%
Realized Principal Investment Income	54,110	21,707	17,039	32,403	149%	4,668	27%

Net Realizations	202,675	123,982	37,666	78,693	63%	86,316	229%

Segment Distributable Earnings	$549,283	$450,148	$320,591	$99,135	22%	$129,557	40%

N/M    Not meaningful.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Segment Distributable Earnings were $549.3 million for the year ended December 31, 2020, an increase of $99.1 million, or 22%, compared to $450.1 million for the year ended December 31, 2019. The increase in Segment Distributable Earnings was primarily attributable to increases of $20.4 million in Fee Related Earnings and $78.7 million in Net Realizations.
Segment Distributable Earnings in our Hedge Fund Solutions segment in 2020 were higher compared to 2019. This increase was primarily driven by increased Realized Performance Revenues and Realized Principal Investment Income, partially offset by increased Realized Performance Compensation. The global economy has, with certain setbacks, continued to reopen following the onset of the
COVID-19
pandemic and the related shutdowns or limitations in the operations of certain non-essential
businesses. Following a more muted period since the onset of the
COVID-19
pandemic, the market has experienced rebounds across many asset classes, and our Hedge Fund Solutions segment largely recovered from the losses in composite returns experienced in the first quarter of 2020. The segment has also benefited from the recovery of liquidity in the market during the second half of 2020. Progress on
COVID-19
vaccine production and distribution, together with continued support from previously implemented fiscal and monetary stimulus, have aided the continuing economic recovery and could potentially accelerate such recovery. Nevertheless, the recovery could remain uneven and characterized by meaningful dispersion across sectors and regions, particularly given uncertainty with respect to the distribution and acceptance of the vaccines. The resurgence in
COVID-19
infection levels in certain geographies and a potential resulting market downturn may pose material risks to our Hedge Fund Solutions segment, including by potentially causing investors to seek liquidity in the form of redemptions from our funds and adversely impacting management fees. We have not experienced a period of significant dislocation since the first quarter of 2020, during which the liquidity of certain assets traded in the credit markets was limited. Nonetheless, another period of such dislocation would impact the value of certain assets held by our funds, such funds’ ability to sell such assets at attractive prices or in a timely manner in order to avoid losses and the likelihood of margin calls from credit providers. In addition, future market uncertainty could slow the pace of fundraising in our Hedge Fund Solutions segment, which may result in a delay in management fees. A continuing market recovery, however, could contribute to increased activity over the longer term.
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
In addition, the new Presidential administration and the U.S. Congress may introduce new or enforce existing policies and regulations that may create uncertainty for our business and investment strategies and may adversely affect the profitability of certain of our investments. See “Part I. Item 1A. Risk Factors – Risks Related to Our Business – The global outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economies and has adversely impacted, and may continue to adversely impact, our performance and results of operations”, “– Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “– A period of economic slowdown, which may be across one or more industries, sectors or geographies, has contributed and could in the future contribute to adverse operating performance for certain of our funds’ investments, which would adversely affect our operating results and cash flows.”
Fee Related Earnings
Fee Related Earnings were $346.6 million for the year ended December 31, 2020, an increase of $20.4 million, compared to $326.2 million for the year ended December 31, 2019. The increase in Fee Related Earnings was primarily attributable to an increase of $28.0 million in Management Fees, Net, partially offset by an increase of $9.8 million in Fee Related Compensation.
Management Fees, Net were $588.1 million for the year ended December 31, 2020, an increase of $28.0 million, compared to $560.1 million for the year ended December 31, 2019, primarily driven by an increase in Base Management Fees. Base Management Fees increased $26.1 million primarily driven by
Fee-Earning
Assets Under Management growth in our individual investor and specialized solutions platform.
Fee Related Compensation was $161.7 million for the year ended December 31, 2020, an increase of $9.8 million, compared to $152.0 million for the year ended December 31, 2019. The increase was primarily due to an increase in Management Fees, Net, on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $202.7 million for the year ended December 31, 2020, an increase of $78.7 million, or 63%, compared to $124.0 million for the year ended December 31, 2019. The increase in Net Realizations was primarily attributable to increases of $53.2 million in Realized Performance Revenues and $32.4 million in Realized Principal Investment Income, partially offset by an increase of $6.9 million in Realized Performance Compensation.
Realized Performance Revenues were $179.8 million for the year ended December 31, 2020, an increase of $53.2 million, compared to $126.6 million for the year ended December 31, 2019. The increase was primarily driven by higher returns in our individual investor and specialized solutions platform compared to the year ended December 31, 2019.

Realized Principal Investment Income was $54.1 million for the year ended December 31, 2020, an increase of $32.4 million, compared to $21.7 million for the year ended December 31, 2019. The increase was primarily due to the realized gains on our corporate treasury investments allocated to the segment.
Realized Performance Compensation was $31.2 million for the year ended December 31, 2020, an increase of $6.9 million, compared to $24.3 million for the year ended December 31, 2019. The increase was primarily due to the increase in Realized Performance Revenues.
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
The following table presents the return information of the BAAM Principal Solutions Composite:

	Average Annual Returns (a)
	Periods Ended December 31, 2020
	One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Principal Solutions Composite (b)	5%	5%	5%	4%	5%	5%	7%	6%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
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

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance Eligible Assets Under Management			Estimated % Above High Water Mark/Benchmark (a)
	December 31,			December 31,
	2020	2019	2018	2020	2019	2018
	(Dollars in Thousands)
Hedge Fund Solutions Managed Funds (b)	$47,088,501	$43,789,081	$42,393,275	75%	91%	46%

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

(b)
For the Hedge Fund Solutions managed funds, at December 31, 2020, the incremental appreciation needed for the 25% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $622.9 million, an increase of $118.6 million, compared to $504.3 million at December 31, 2019. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/ Benchmarks as of December 31, 2020, 49% were within 5% of reaching their respective High Water Mark.

Credit & Insurance
The following table presents the results of operations for our Credit & Insurance segment:

	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$	%	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$603,713	$586,535	$553,921	$17,178	3%	$32,614	6%
Transaction and Other Fees, Net	21,311	19,882	15,640	1,429	7%	4,242	27%
Management Fee Offsets	(10,466)	(11,813)	(12,332)	1,347	-11%	519	-4%

Total Management Fees, Net	614,558	594,604	557,229	19,954	3%	37,375	7%
Fee Related Performance Revenues	40,515	13,764	(666)	26,751	194%	14,430	N/M
Fee Related Compensation	(261,214)	(229,607)	(219,098)	(31,607)	14%	(10,509)	5%
Other Operating Expenses	(165,114)	(160,801)	(131,200)	(4,313)	3%	(29,601)	23%

Fee Related Earnings	228,745	217,960	206,265	10,785	5%	11,695	6%

Realized Performance Revenues	20,943	32,737	96,962	(11,794)	-36%	(64,225)	-66%
Realized Performance Compensation	(3,476)	(12,972)	(53,863)	9,496	-73%	40,891	-76%
Realized Principal Investment Income	7,970	32,466	16,763	(24,496)	-75%	15,703	94%

Net Realizations	25,437	52,231	59,862	(26,794)	-51%	(7,631)	-13%

Segment Distributable Earnings	$254,182	$270,191	$266,127	$(16,009)	-6%	$4,064	2%

N/M    Not meaningful.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Segment Distributable Earnings were $254.2 million for the year ended December 31, 2020, a decrease of $16.0 million, compared to $270.2 million for the year ended December 31, 2019. The decrease in Segment Distributable Earnings was primarily attributable to a decrease of $26.8 million in Net Realizations, partially offset by an increase of $10.8 million in Fee Related Earnings.
Segment Distributable Earnings in our Credit & Insurance segment in 2020 were lower compared to 2019, driven by lower Net Realizations due to lower Realized Principal Investment Income and Realized Performance Revenues. The global economy has, with certain setbacks, continued to reopen following the onset of the
COVID-19
pandemic and the related shutdowns or limitations in the operations of certain non-essential
businesses. Although the pandemic has adversely impacted and could continue to adversely impact the performance of our Credit & Insurance segment, the majority of the segment’s portfolio is in sectors that we believe are more resilient to the impact of
COVID-19.
The market has experienced rebounds across many asset classes, and our Credit & Insurance segment largely recovered from the losses in composite returns experienced in the first quarter of 2020. The segment has also benefited from the recovery of liquidity in the market during the second half of 2020. The continuing recovery has also contributed to capital deployment, realization and fundraising activity. Progress on
COVID-19
vaccine production and distribution, together with continued support from previously implemented fiscal and monetary stimulus, have also aided the continuing recovery and could potentially accelerate such recovery. Nevertheless, the recovery could remain uneven and characterized by meaningful dispersion across sectors and regions, particularly given uncertainty with respect to the distribution and acceptance of the vaccines. The resurgence in
COVID-19
infection levels in certain geographies and a potential resulting market downturn may pose material risks, which potentially create additional pressure for borrowers with respect to their ability to meet their debt payment obligations or increase their focus on deleveraging. Our Credit & Insurance funds have, however, continued to actively manage their portfolios in order to limit downside and protect capital. Further, we have not experienced a period of significant dislocation since the first quarter of 2020, during which the liquidity of certain assets traded in the credit markets was limited. Nonetheless, another period of such dislocation would impact the value of certain assets held by our funds and such funds’ ability to sell such assets at attractive prices or in a timely manner, each of which would adversely impact performance revenues in our Credit & Insurance segment. A continuing market recovery, however, could contribute to increased activity over the longer term.
In energy, oil prices have stabilized since the significant declines experienced in the first quarter of 2020. Nonetheless, weakened market fundamentals continue to pose challenges, particularly in upstream energy, which represents 3% of the Credit & Insurance segment’s investment portfolio and less than 2% of Blackstone’s aggregate investment portfolio. An increased focus on energy sustainability due to concerns about climate change and the impact of carbon emissions, including potential alternatives to fossil fuels, has also exacerbated the impact of such weakened market fundamentals. The persistence of these weakened market fundamentals in the energy sector or in the credit markets more broadly would further negatively impact the performance of certain investments in our credit funds.
In addition, the new Presidential administration and the U.S. Congress may introduce new or enforce existing policies and regulations that may create uncertainty for our business and investment strategies and may adversely affect the profitability of certain of our investments. See “Part I. Item 1A. Risk Factors – Risks Related to Our Business – The global outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economies and has adversely impacted, and may continue to adversely impact, our performance and results of operations”, “– Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “– A period of economic slowdown, which may be across one or more industries, sectors or geographies, has contributed and could in the future contribute to adverse operating performance for certain of our funds’ investments, which would adversely affect our operating results and cash flows.”
Fee Related Earnings
Fee Related Earnings were $228.7 million for the year ended December 31, 2020, an increase of $10.8 million, compared to $218.0 million for the year ended December 31, 2019. The increase in Fee Related Earnings was primarily attributable to increases of $26.8 million in Fee Related Performance Revenues and $20.0 million in Management Fees, Net, partially offset by an increase of $31.6 million in Fee Related Compensation.

Fee Related Performance Revenues were $40.5 million for the year ended December 31, 2020, an increase of $26.8 million, compared to $13.8 million for the year ended December 31, 2019. The increase was primarily due to performance and growth in assets in our BDC.
Management Fees, Net were $614.6 million for the year ended December 31, 2020, an increase of $20.0 million, compared to $594.6 million for the year ended December 31, 2019, primarily driven by an increase in Base Management Fees. Base Management Fees increased $17.2 million primarily due to increased capital deployed in our most recently launched credit funds and vehicles, including our BDC, and inflows in our liquid credit business, partially offset by a decrease in Harvest.
Fee Related Compensation was $261.2 million for the year ended December 31, 2020, an increase of $31.6 million, compared to $229.6 million for the year ended December 31, 2019. The increase was primarily due to increases in Management Fees, Net and Fee Related Performance Revenues, on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $25.4 million for the year ended December 31, 2020, a decrease of $26.8 million, compared to $52.2 million for the year ended December 31, 2019. The decrease in Net Realizations was primarily attributable to decreases of $24.5 million in Realized Principal Investment Income and $11.8 million in Realized Performance Revenues, partially offset by a decrease of $9.5 million in Realized Performance Compensation.
Realized Principal Investment Income was $8.0 million for the year ended December 31, 2020, a decrease of $24.5 million, compared to $32.5 million for the year ended December 31, 2019. The decrease was primarily due to higher realized gains in our corporate treasury investments in the year ended December 31, 2019 compared to the year ended December 31, 2020.
Realized Performance Revenues were $20.9 million for the year ended December 31, 2020, a decrease of $11.8 million, compared to $32.7 million for the year ended December 31, 2019. The decrease was primarily attributable to a decrease in realized carry compared to the year ended December 31, 2019.
Realized Performance Compensation was $3.5 million for the year ended December 31, 2020, a decrease of $9.5 million, compared to $13.0 million for the year ended December 31, 2019. The decrease was primarily due to the decrease in Realized Performance Revenues.
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
The following table presents the return information for the Credit Composite:

	Year Ended December 31,						Inception to December 31, 2020
	2020		2019		2018		Total
Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Credit Composite (b)	4%	3%	9%	8%	2%	1%	9%	6%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Allocations, net of tax advances.
(b)
Effective January 1, 2020, Credit returns have been redefined to present a composite return instead of separate returns for performing credit strategies and distressed strategies. The Credit Composite now also includes the liquid credit strategy. The Credit Composite return is a weighted-average of (a) the return based on the combined quarterly cash flows of the private credit fee-earning
funds and (b) the weighted-average quarterly return of all liquid credit strategy fee-earning
funds. Only
fee-earning
funds exceeding $100 million of fair value at the beginning of each respective quarter end are included and funds in liquidation are excluded. Credit returns exclude Blackstone Funds that were contributed to BXC as part of Blackstone’s acquisition of BXC in March 2008 and the pre-acquisition
date performance for funds and vehicles acquired by BXC subsequent to March 2008. The inception to date returns are from December 31, 2005. Prior periods have been updated to reflect this presentation.

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance Eligible Assets Under Management			Estimated % Above High Water Mark/Hurdle
	December 31,			December 31,
	2020	2019	2018	2020	2019	2018
	(Dollars in Thousands)
Credit & Insurance	$28,944,333	$26,004,779	$22,943,261	58%	72%	67%
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

The following table is a reconciliation of Net Income Attributable to The Blackstone Group Inc. to Distributable Earnings, Total Segment Distributable Earnings, Fee Related Earnings and Adjusted EBITDA:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in Thousands)
Net Income Attributable to The Blackstone Group Inc.	$1,045,363	$2,049,682	$1,541,788
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	1,012,924	1,339,627	1,364,989
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	217,117	476,779	358,878
Net Loss Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(13,898)	(121)	(2,104)

Net Income	2,261,506	3,865,967	3,263,551
Provision (Benefit) for Taxes	356,014	(47,952)	249,390

Net Income Before Provision (Benefit) for Taxes	2,617,520	3,818,015	3,512,941
Transaction-Related Charges (a)	240,729	208,613	(261,916)
Amortization of Intangibles (b)	65,984	65,931	59,994
Impact of Consolidation (c)	(203,219)	(476,658)	(356,774)
Unrealized Performance Revenues (d)	384,758	(1,126,668)	(561,163)
Unrealized Performance Allocations Compensation (e)	(154,516)	540,285	319,742
Unrealized Principal Investment (Income) Loss (f)	101,742	(113,327)	65,851
Other Revenues (g)	253,693	(79,447)	(89,468)
Equity-Based Compensation (h)	333,767	230,194	158,220
Administrative Fee Adjustment (i)	5,265	—	—
Taxes and Related Payables (j)	(304,127)	(196,159)	(153,865)

Distributable Earnings	3,341,596	2,870,779	2,693,562
Taxes and Related Payables (j)	304,127	196,159	153,865
Net Interest (Income) Loss (k)	34,910	2,441	(21,925)

Total Segment Distributable Earnings	3,680,633	3,069,379	2,825,502
Realized Performance Revenues (l)	(1,865,993)	(1,660,642)	(1,811,771)
Realized Performance Compensation (m)	714,347	603,935	678,141
Realized Principal Investment Income (n)	(158,933)	(224,155)	(236,058)

Fee Related Earnings	$2,370,054	$1,788,517	$1,455,814

Adjusted EBITDA Reconciliation
Distributable Earnings	$3,341,596	$2,870,779	$2,693,562
Interest Expense (o)	165,022	195,034	159,838
Taxes and Related Payables (j)	304,127	196,159	153,865
Depreciation and Amortization	35,136	26,350	23,882

Adjusted EBITDA	$3,845,881	$3,288,322	$3,031,147

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

	Year Ended December 31,
	2020	2019	2018
	(Dollars in Thousands)
GAAP Unrealized Performance Allocations	$(384,393)	$1,126,332	$561,373
Segment Adjustment	(365)	336	(210)

Unrealized Performance Revenues	$(384,758)	$1,126,668	$561,163

(e)	This adjustment removes Unrealized Performance Allocations Compensation.
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
non-controlling
interests.

	Year Ended December 31,
	2020	2019	2018
	(Dollars in Thousands)
GAAP Unrealized Principal Investment Income (Loss)	$(114,607)	$215,003	$49,917
Segment Adjustment	12,865	(101,676)	(115,768)

Unrealized Principal Investment Income (Loss)	$(101,742)	$113,327	$(65,851)

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
sub-advisory
relationship with FS Investments’ funds.

	Year Ended December 31,
	2020	2019	2018
	(Dollars in Thousands)
GAAP Other Revenue	$(253,142)	$79,993	$672,317
Segment Adjustment	(551)	(546)	(582,849)

Other Revenues	$(253,693)	$79,447	$89,468

(h)	This adjustment removes Equity-Based Compensation on a segment basis.
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

	Year Ended December 31,
	2020	2019	2018
	(Dollars in Thousands)
Taxes	$260,569	$140,416	$90,022
Related Payables	43,558	55,743	63,843

Taxes and Related Payables	$304,127	$196,159	$153,865

(k)
This adjustment removes Interest and Dividend Revenue less Interest Expense on a segment basis. The Segment Adjustment represents (1) the add back of Interest and Dividend Revenue earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of interest expense associated with the Tax Receivable Agreement.

	Year Ended December 31,
	2020	2019	2018
	(Dollars in Thousands)
GAAP Interest and Dividend Revenue	$125,231	$182,398	$171,947
Segment Adjustment	4,881	10,195	9,816

Interest and Dividend Revenue	130,112	192,593	181,763

GAAP Interest Expense	166,162	199,648	163,990
Segment Adjustment	(1,140)	(4,614)	(4,152)

Interest Expense	165,022	195,034	159,838

Net Interest Income (Loss)	$(34,910)	$(2,441)	$21,925

(l)	This adjustment removes the total segment amount of Realized Performance Revenues.
(m)	This adjustment removes the total segment amount of Realized Performance Compensation.
(n)	This adjustment removes the total segment amount of Realized Principal Investment Income.
(o)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.

The following tables are a reconciliation of Total GAAP Investments to Net Accrued Performance Revenues. Total GAAP Investments and Net Accrued Performance Revenues consist of the following:

	December 31,
	2020	2019
	(Dollars in Thousands)
Investments of Consolidated Blackstone Funds	$1,455,008	$8,380,698
Equity Method Investments
Partnership Investments	4,353,234	4,035,675
Accrued Performance Allocations	6,891,262	7,180,449
Corporate Treasury Investments	2,579,716	2,419,587
Other Investments	337,922	265,273

Total GAAP Investments	$15,617,142	$22,281,682

Accrued Performance Allocations - GAAP	$6,891,262	$7,180,449
Impact of Consolidation (a)	1	384
Due From Affiliates - GAAP (b)	165,678	154,980
Less: Net Realized Performance Revenues (c)	(313,610)	(214,662)
Less: Accrued Performance Compensation - GAAP (d)	(2,917,609)	(3,021,899)

Net Accrued Performance Revenues	$3,825,722	$4,099,252

(a)	This adjustment adds back investments in consolidated Blackstone Funds which have been eliminated in consolidation.
(b)	Represents GAAP accrued performance revenue recorded within Due from Affiliates.
(c)	Represents Performance Revenues realized but not yet distributed as of the reporting date and are included in Distributable Earnings in the period they are realized.
(d)	Represents GAAP accrued performance compensation associated with Accrued Performance Allocations and is recorded within Accrued Compensation and Benefits and Due to Affiliates.
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

During the year ended December 31, 2020, Blackstone deconsolidated nine CLO vehicles. See Note 9. “Variable Interest Entities” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing for additional details.
Total assets were $26.3 billion as of December 31, 2020, a decrease of $6.3 billion, from December 31, 2019. The decrease in total assets was principally due to a decrease of $7.3 billion in total assets attributable to the consolidated Blackstone funds. The decrease in total assets attributable to the consolidated Blackstone funds was primarily due to a decrease of $6.9 billion in Investments which was primarily due to the deconsolidation of nine CLO vehicles. The other net variances of the assets attributable to the consolidated operating partnerships were relatively unchanged.
Total liabilities were $11.7 billion as of December 31, 2020, a decrease of $5.8 billion, from December 31, 2019. The decrease in total liabilities was principally due to a decrease of $7.3 billion in total liabilities attributable to the consolidated Blackstone funds, partially offset by an increase of $1.1 billion in total liabilities attributable to consolidated operating partnerships. The decrease in total liabilities attributable to consolidated Blackstone funds was primarily due to a decrease of $6.5 billion in Loans Payable. The decrease in Loans Payable was primarily due to the deconsolidation of nine CLO vehicles. The increase in total liabilities attributable to the consolidated operating partnerships was primarily due to an increase of $1.0 billion in Loans Payable. The increase in Loans Payable was primarily due to the issuance of $900 million of notes on September 29, 2020. The other net variances of the liabilities attributable to the consolidated operating partnerships were relatively unchanged.
We have multiple sources of liquidity to meet our capital needs as described in “— Sources and Uses of Liquidity.” While our liquidity has not been materially impacted by the
COVID-19
pandemic to date, we continue to closely monitor developments in the impact of the
COVID-19
pandemic and actively evaluate our sources and uses of liquidity in light of such developments. See “Part I. Item IA. Risk Factors — The global outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economies and has adversely impacted, and may continue to adversely impact, our performance and results of operations.”
Sources and Uses of Liquidity
We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in our businesses, the proceeds from our issuances of senior notes, liquid investments we hold on our balance sheet and access to our $2.25 billion committed revolving credit facility. On November 24, 2020, Blackstone amended and restated its revolving credit facility to, among other things, increase the amount of the revolving credit facility from $1.6 billion to $2.25 billion and to extend the maturity date of the revolving credit facility from September 21, 2023 to November 24, 2025. As of December 31, 2020, Blackstone had $2.0 billion in cash and cash equivalents, $2.6 billion invested in corporate treasury investments, against $5.7 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.
On September 29, 2020, Blackstone issued $500 million aggregate principal amount of 1.600% senior notes due March 30, 2031 and $400 million aggregate principal amount of 2.800% senior notes due September 30, 2050. Blackstone intends to use the net proceeds from the sale of the notes for general corporate purposes. For additional information see Note 13. “Borrowings” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data.”
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

Our own capital commitments to our funds, the funds we invest in and our investment strategies as of December 31, 2020 consisted of the following:

	Blackstone and General Partner		Senior Managing Directors and Certain Other Professionals (a)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Real Estate
BREP V (b)	$52,545	$2,185	$—	$—
BREP VI (b)	750,000	36,809	150,000	12,270
BREP VII	300,000	33,652	100,000	11,217
BREP VIII	300,000	51,159	100,000	17,053
BREP IX	300,000	205,693	100,000	68,564
BREP Europe III (b)	100,000	13,231	35,000	4,410
BREP Europe IV	130,000	24,074	43,333	8,025
BREP Europe V	150,000	33,779	43,333	9,758
BREP Europe VI	130,000	97,024	43,333	32,341
BREP Asia I	50,000	10,335	16,667	3,445
BREP Asia II	70,707	39,063	23,569	13,021
BREDS II	50,000	6,227	16,667	2,076
BREDS III	50,000	17,659	16,667	5,886
BREDS IV	50,000	40,894	—	—
BPP	176,226	17,639	—	—
Other (c)	23,199	15,054	—	—

Total Real Estate	2,682,677	644,477	688,569	188,066

Private Equity
BCP V	629,356	30,642	—	—
BCP VI	719,718	82,829	250,000	28,771
BCP VII	500,000	41,787	225,000	18,804
BCP VIII	500,000	500,000	225,000	225,000
BEP I	50,000	4,728	—	—
BEP II	80,000	8,259	26,667	2,753
BEP III	80,000	69,798	26,667	23,266
BCEP I	120,000	42,944	18,992	6,797
BCEP II	160,000	160,000	32,640	32,640
BCP Asia	40,000	21,962	13,333	7,321
Tactical Opportunities	409,661	161,546	136,554	53,849
Strategic Partners	770,838	475,641	118,907	71,733
BIP	168,632	113,140	—	—
BXLS	110,000	85,376	26,667	23,752
BXG	64,638	59,326	21,546	19,775
Other (c)	273,139	31,438	—	—

Total Private Equity	4,675,982	1,889,416	1,121,973	514,461

continued...

	Blackstone and General Partner		Senior Managing Directors and Certain Other Professionals (a)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Hedge Fund Solutions
Strategic Alliance I	$50,000	$2,033	$—	$—
Strategic Alliance II	50,000	1,482	—	—
Strategic Alliance III	22,000	1,193	—	—
Strategic Holdings I	154,610	63,159	—	—
Strategic Holdings II	50,000	43,617	—	—
Other (c)	18,178	9,646	—	—

Total Hedge Fund Solutions	344,788	121,130	—	—

Credit & Insurance
Mezzanine / Opportunistic II	120,000	30,217	110,101	27,725
Mezzanine / Opportunistic III	130,783	41,513	31,081	9,866
Mezzanine / Opportunistic IV	122,000	122,000	33,333	33,333
European Senior Debt I	63,000	16,521	56,955	14,936
European Senior Debt II	93,350	78,168	24,142	20,030
Stressed / Distressed I	50,000	4,869	27,666	2,694
Stressed / Distressed II	125,000	51,695	121,050	50,061
Stressed / Distressed III	151,000	113,042	31,840	23,836
Energy I	80,000	38,026	75,555	35,913
Energy II	150,000	139,722	25,423	23,681
Credit Alpha Fund	52,102	19,752	50,624	19,192
Credit Alpha Fund II	25,500	11,396	6,034	2,696
BXSL	80,000	8,000	—	—
Other (c)	149,315	53,607	21,583	4,472

Total Credit & Insurance	1,392,050	728,528	615,387	268,435

Other
Treasury (d)	801,580	387,753	—	—

	$ 9,897,077	$ 3,771,304	$ 2,425,929	$ 970,962

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

(b)	Effective December 31, 2020, Available Capital was updated to include uncalled capital commitments until they are legally expired, which increased Remaining Commitments.

(c)	Represents capital commitments to a number of other funds in each respective segment.
(d)	Represents loan origination commitments, revolver commitments and capital market commitments.
As of December 31, 2020, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of Blackstone, had issued and outstanding the following senior notes (collectively the “Notes”):

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

$5,732,400

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

Blackstone, through its indirect subsidiary Blackstone Holdings Finance Co. L.L.C., has a $2.25 billion unsecured revolving credit facility (the “Credit Facility”) with Citibank, N.A., as administrative agent with a maturity date of November 24, 2025. Borrowings may also be made in U.K. sterling, euros, Swiss francs, Japanese yen or Canadian dollars, in each case subject to certain sub-limits.
The Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee-earning
assets under management, each tested quarterly.
On July 16, 2019, our board of directors authorized the repurchase of up to $1.0 billion of common stock and Blackstone Holdings Partnership Units. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.

During the year ended December 31, 2020, we repurchased 9.0 million shares of common stock as part of the repurchase program at a total cost of $474.0 million. As of December 31, 2020, the amount remaining available for repurchases under the program was $307.2 million.
Dividends
Our intention is to pay to holders of common stock a quarterly dividend representing approximately 85% of The Blackstone Group Inc.’s share of Distributable Earnings, subject to adjustment by amounts determined by our board of directors to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future cash requirements such as tax-related
payments, clawback obligations and dividends to shareholders for any ensuing quarter. The dividend amount could also be adjusted upward in any one quarter.
For Blackstone’s definition of Distributable Earnings, see “— Key Financial Measures and Indicators.”
All of the foregoing is subject to the qualification that the declaration and payment of any dividends are at the sole discretion of our board of directors, and our board of directors may change our dividend policy at any time, including, without limitation, to reduce such quarterly dividends or even to eliminate such dividends entirely.
Because the publicly traded entity and/or its wholly owned subsidiaries must pay taxes and make payments under the tax receivable agreements, the amounts ultimately paid as dividends by The Blackstone Group Inc. to common shareholders in respect of each fiscal year are generally expected to be less, on a per share or per unit basis, than the amounts distributed by the Blackstone Holdings Partnerships to the Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships in respect of their Blackstone Holdings Partnership Units. Following the Conversion, we expect to pay more corporate income taxes than we would have as a limited partnership, which will increase this difference between the per share dividend and per unit distribution amounts.
Dividends are treated as qualified dividends to the extent of Blackstone’s current and accumulated earnings and profits, with any excess dividends treated as a return of capital to the extent of the shareholder’s basis.
The following graph shows fiscal quarterly and annual per common shareholder dividends for 2020, 2019 and 2018. Dividends are declared and paid in the quarter subsequent to the quarter in which they are earned.

With respect to fiscal year 2020, we paid to shareholders of our common stock a dividend of $0.39, $0.37, $0.54 and $0.96 per share in respect of the first, second, third and fourth quarters, respectively, aggregating $2.26 per share. With respect to fiscal years 2019 and 2018, we paid shareholders of our common stock aggregate dividends of $1.95 per share and $2.15 per share, respectively. The dividend for each of the second, third and fourth quarter of 2018 was $0.58, $0.64 and $0.58, respectively, and in each case included a $0.10 per share dividend from a portion of the after-tax
proceeds received in connection with the conclusion of Blackstone’s sub-advisory
relationship with FS Investments.
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

The following table presents information regarding these financial instruments in our Consolidated Statements of Financial Condition:

	Repurchase Agreements	Securities Sold, Not Yet Purchased

	(Dollars in Millions)
Balance, December 31, 2020	$76.8	$51.0
Balance, December 31, 2019	$154.1	$75.5
Year Ended December 31, 2020
Average Daily Balance	$94.2	$56.1
Maximum Daily Balance	$152.8	$75.7
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
Principles of Consolidation
For a description of our accounting policy on consolidation, see Note 2. “Summary of Significant Accounting Policies—Consolidation” and Note 9. “Variable Interest Entities” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” for detailed information on Blackstone’s involvement with VIEs. The following discussion is intended to provide supplemental information about how the application of consolidation principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.
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

Revenue Recognition
For a description of our accounting policy on revenue recognition, see Note 2. “Summary of Significant Accounting Policies—Revenue Recognition” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data.” For additional description of the nature of our revenue arrangements, including how management fees, Incentive Fees, and Performance Allocations are generated, please refer to “Part I. Item 1. Business — Fee Structure/Incentive Arrangements.” The following discussion is intended to provide supplemental information about how the application of revenue recognition principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.
Management and Advisory Fees, Net
— Blackstone earns base management fees from the investors in its managed funds and investment vehicles, at a fixed percentage of a calculation base which is typically assets under management, net asset value, total assets, committed capital or invested capital. The range of management fee rates and the calculation base from which they are earned, generally, are as follows:
On private equity, real estate, and certain of our hedge fund solutions and credit-focused funds:

•	0.25% to 1.75% of committed capital or invested capital during the investment period,

•	0.25% to 1.50% of invested capital, committed capital or investment fair value subsequent to the investment period for private equity and real estate funds, and

•	0.75% to 1.50% of invested capital or net asset value subsequent to the investment period for certain of our hedge fund solutions and credit-focused funds.
On real estate, credit and
MLP-focused
funds structured like hedge funds:

•	0.24% to 1.50% of net asset value.
On credit and
MLP-focused
separately managed accounts:

•	0.24% to 1.50% of net asset value or total assets.
On real estate separately managed accounts:

•	0.65% to 2.00% of invested capital, net operating income or net asset value.
On funds of hedge funds, certain hedge funds and separately managed accounts invested in hedge funds:

•	0.25% to 1.50% of net asset value.

On CLO vehicles:

•	0.40% to 0.50% of the aggregate par amount of collateral assets, including principal cash.
On credit-focused registered and
non-registered
investment companies:

•	0.25% to 1.20% of total assets or net asset value.
The investment adviser of BXMT receives annual management fees based on 1.50% of BXMT’s net proceeds received from equity offerings and accumulated “distributable earnings” (which is generally equal to its GAAP net income excluding certain non-cash
and other items), subject to certain adjustments. The investment adviser of BREIT receives a management fee of 1.25% per annum of net asset value, payable monthly.
Management fee calculations based on committed capital or invested capital are mechanical in nature and therefore do not require the use of significant estimates or judgments. Management fee calculations based on net asset value, total assets, or investment fair value depend on the fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used as well as economic conditions. See “—Fair Value” below for further discussion of the judgment required for determining the fair value of the underlying investments.
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
The change in the fair value of the investments held by certain Blackstone Funds is a significant input into the accrued Performance Allocation calculation and accrual for potential repayment of previously received Performance Allocations. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds. See “—Fair Value” below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments.
Fair Value
Blackstone uses fair value throughout the reporting process. For a description of our accounting policies related to valuation, see Note 2. “Summary of Significant Accounting Policies—Fair Value of Financial Instruments” and “Summary of Significant Accounting Policies—Investments at Fair Value” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing. The following discussion is intended to provide supplemental information about how the application of fair value principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.
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
Fair Value of Investments or Instruments that are Publicly Traded
Securities that are publicly traded and for which a quoted market exists will be valued at the closing price of such securities in the principal market in which the security trades, or in the absence of a principal market, in the most advantageous market on the valuation date. When a quoted price in an active market exists, no block discounts or control premiums are permitted regardless of the size of the public security held. In some cases, securities will include legal and contractual restrictions limiting their purchase and sale for a period of time, such as may be required under SEC Rule 144. A discount to publicly traded price may be appropriate in those cases; the amount of the discount, if taken, shall be determined based on the time period that must pass before the restricted security becomes unrestricted or otherwise available for sale.
Fair Value of Investments or Instruments that are not Publicly Traded
Investments for which market prices are not observable include private investments in the equity or debt of operating companies or real estate properties. Our primary methodology for determining the fair values of such investments is generally the income approach which provides an indication of fair value based on the present value of cash flows that a business, security, or property is expected to generate in the future. The most widely used methodology under the income approach is the discounted cash flow method which includes significant assumptions about the underlying investment’s projected net earnings or cash flows, discount rate, capitalization rate and exit multiple. Our secondary methodology, generally used to corroborate the results of the income approach, is typically the market approach. The most widely used methodology under the market approach relies upon valuations for comparable public companies, transactions, or assets, and includes making judgments about which companies, transactions, or assets are comparable. Depending on the facts and circumstances associated with the investment, different primary and secondary methodologies may be used including option value, contingent claims or scenario analysis, yield analysis, projected cash flow through maturity or expiration, probability weighted methods or recent round of financing.
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
Management Process on Fair Value
Due to the importance of fair value throughout the consolidated financial statements and the significant judgment required to be applied in arriving at those fair values, we have developed a process around valuation that incorporates several levels of approval and review from both internal and external sources. Investments held by Blackstone Funds and investment vehicles are valued on at least a quarterly basis by our internal valuation or asset management teams, which are independent from our investment teams.

For investments valued utilizing the income method and where Blackstone has information rights, we generally have a direct line of communication with each of the Portfolio Company finance teams and collect financial data used to support projections used in a discounted cash flow analysis. The respective business unit’s valuation team then analyzes the data received and updates the valuation models reflecting any changes in the underlying cash flow projections, weighted-average cost of capital, exit multiple, and any other valuation input relevant economic conditions.
The results of all valuations of investments held by Blackstone Fund and investment vehicles are reviewed and approved by the relevant business unit’s valuation sub-committee,
which is comprised of key personnel from the business unit, typically the chief investment officer, chief operating officer, chief financial officer, chief compliance officer (or their respective equivalents where applicable) and other senior managing directors in the business. To further corroborate results, each business unit also generally obtains either a positive assurance opinion or a range of value from an independent valuation party, at least annually for internally prepared valuations for investments that have been held by Blackstone Funds and investment vehicles for greater than a year and quarterly for certain investments. Our firmwide valuation committee, chaired by our Chief Financial Officer and comprised of senior members of our businesses and representatives from corporate functions, including legal and finance, reviews the valuation process for investments held by us and our investment vehicles, including the application of appropriate valuation standards on a consistent basis. Each quarter, the valuation process is also reviewed by the audit committee of our board of directors, which is comprised of our employee directors.
The global outbreak of COVID-19 required management to make significant judgments about the ultimate adverse impact of COVID-19 on financial markets and economic conditions, which is uncertain and may change over time. These judgments and estimates were incorporated into the valuation process outlined herein. Management’s policies were unchanged and critical processes were executed in a remote working environment.
Income Tax
For a description of our accounting policy on taxes and additional information on taxes see Note 2. “Summary of Significant Accounting Policies” and Note 15. “Income Taxes,” respectively, in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.
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

•	Note 9. “Variable Interest Entities,” and

•	Note 19. “Commitments and Contingencies — Commitments — Investment Commitments” and “— Contingencies — Guarantees.”
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

Contractual Obligations, Commitments and Contingencies
The following table sets forth information relating to our contractual obligations as of December 31, 2020 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	2021	2022-2023	2024-2025	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$93,815	$212,647	$185,136	$186,710	$678,308
Purchase Obligations	63,708	45,157	8,736	—	117,601
Blackstone Issued Notes and Revolving Credit Facility (b)	—	400,000	366,480	4,965,920	5,732,400
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	168,004	326,507	298,007	2,090,082	2,882,600
Blackstone Funds Debt Obligations Payable	99	—	—	—	99
Blackstone Funds Capital Commitments to Investee Funds (d)	140,185	—	—	—	140,185
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (e)	51,366	98,321	89,940	617,848	857,475
Unrecognized Tax Benefits, Including Interest and Penalties (f)	1,055	—	—	—	1,055
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (g)	3,771,304	—	—	—	3,771,304

Consolidated Contractual Obligations	4,289,536	1,082,632	948,299	7,860,560	14,181,027
Blackstone Funds Debt Obligations Payable	(99)	—	—	—	(99)
Blackstone Funds Capital Commitments to Investee Funds (d)	(140,185)	—	—	—	(140,185)

Blackstone Operating Entities Contractual Obligations	$4,149,252	$1,082,632	$948,299	$7,860,560	$14,040,743

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

(b)	Represents the principal amount due on the senior notes we issued. As of December 31, 2020, we had no outstanding borrowings under our revolver.
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

(e)
Represents obligations by Blackstone’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling
interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s IPO in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Consolidated Financial Statements and shown in Note 18. “Related Party Transactions” (see “—Item 8. Financial Statements and Supplementary Data”) differs to reflect the net present value of the payments due to certain non-controlling
interest holders.

(f)
The total represents gross unrecognized tax benefits of $0.5 million and interest and penalties of $0.5 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $32.4 million and interest of $3.4 million; therefore, such amounts are not included in the above contractual obligations table.

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

Guarantees
Blackstone and certain of its consolidated funds provide financial guarantees. The amounts and nature of these guarantees are described in Note 19. “Commitments and Contingencies — Contingencies — Guarantees” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.
Indemnifications
In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Consolidated Financial Statements as of December 31, 2020.
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
As of December 31, 2020, the total clawback obligations were $108.6 million, of which $83.9 million was related to Blackstone Holdings and $24.6 million was related to current and former Blackstone personnel. The split of clawback between Blackstone Holdings and current and former personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.
If, at December 31, 2020, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $4.0 billion, on an after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $3.8 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote. See Note 18. “Related Party Transactions” and Note 19. “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.

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
Effect on Fund Management Fees
Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value, or NAV, of a Blackstone Fund, as described in our Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the fair value of our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Blackstone Funds in existence and the current stage of each fund’s life cycle. For the years ended December 31, 2020 and December 31, 2019, the percentages of our fund management fees based on the NAV of the applicable funds or separately managed accounts, were as follows:

	Year Ended December 31,
	2020	2019
Fund Management Fees Based on the NAV of the Applicable Funds or Separately Managed Accounts	33%	35%
Market Risk
The Blackstone Funds hold investments which are reported at fair value. Based on the fair value as of December 31, 2020 and December 31, 2019, we estimate that a 10% decline in fair value of the investments would result in the following declines in Management Fees, Performance Revenues, Net of Related Compensation Expense and Investment Income:

	December 31,
	2020			2019
	Management Fees (a)	Performance Revenues, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Revenues, Net of Related Compensation Expense (b)	Investment Income (b)

	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$199,964	$1,773,930	$169,269	$169,188	$1,659,753	$177,934

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Total Assets Under Management, excluding undrawn capital commitments and the amount of capital raised for our CLOs, by segment, and the percentage amount classified as Level III investments as defined within the fair value standards of GAAP, are as follows:

	December 31, 2020
	Total Assets Under Management, Excluding Undrawn Capital Commitments and the Amount of Capital Raised for CLOs	Percentage Amount Classified as Level III Investments

	(Dollars in Thousands)
Real Estate	$ 133,305,416	87%
Private Equity	$ 103,452,523	68%
Hedge Fund Solutions	$ 76,817,224	12%
Credit	$ 88,194,276	36%
The fair value of our investments and securities can vary significantly based on a number of factors, including the diversity of the Blackstone Funds’ investment portfolio, market conditions, trading values, similar transactions, financial metrics, and industry comparatives. See “Part I. Item 1A. Risk Factors” above. Also see “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value.” We believe these fair value amounts should be utilized with caution as our intent and strategy is to hold investments and securities until prevailing market conditions are beneficial for investment sales.
Investors in our carry funds (and certain other of our funds) make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their related obligations when due, including management fees. We have not had investors fail to honor capital calls to any meaningful extent, and any investor that did not fund a capital call would be subject to having a significant amount of its existing investment forfeited in that fund; however, if investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, such funds or funds could be materially and adversely affected.
Exchange Rate Risk
The Blackstone Funds hold investments that are denominated in
non-U.S.
dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and
non-U.S.
dollar currencies. Additionally, a portion of our management fees are denominated in
non-U.S.
dollar currencies. We estimate that as of December 31, 2020 and December 31, 2019, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management Fees, Performance Revenues, Net of Related Compensation Expense and Investment Income:

	December 31,
	2020			2019
	Management Fees (a)	Performance Revenues, Net of Related Compensation Expense (b)	Investment Income (b)	Management Fees (a)	Performance Revenues, Net of Related Compensation Expense (b)	Investment Income (b)

	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$44,163	$559,875	$50,952	$22,883	$555,767	$43,802

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.

Interest Rate Risk
Blackstone may have debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of December 31, 2020 and December 31, 2019, we estimate that interest expense relating to variable rates would increase on an annual basis, in the event interest rates were to increase by one percentage point, as follows:

	December 31,
	2020	2019
	(Dollars in Thousands)
Annualized Increase in Interest Expense Due to a One Percentage Point Increase in Interest Rates (a)	$—	$—

(a)	As of December 31, 2020 and 2019, Blackstone had no such debt obligations payable outstanding.
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

	December 31,
	2020			2019
	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets
	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$14,560	(a)	$19,670	$6,855	(a)	$28,404

(a)	As of December 31, 2020 and 2019, this represents 0.4% and 0.2% of our portfolio of liquid assets, respectively.
Blackstone has U.S. dollar and
non-U.S.
dollar based interest rate derivatives whose future cash flows and present value may be affected by movement in their respective underlying yield curves. We estimate that as of December 31, 2020 and December 31, 2019, a one percentage point increase parallel shift in global yield curves would result in the following impact on Other Revenue:

	December 31,
	2020	2019
	(Dollars in Thousands)
Annualized Increase in Other Revenue Due to a One Percentage Point Increase in Interest Rates	$23,648	$13,957
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

We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	December 31,
	2020	2019
	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$56,927	$42,135

(a)	As of December 31, 2020 and 2019, this represents 1.4% and 1.2% of our portfolio of liquid assets, respectively.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of The Blackstone Group Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of The Blackstone Group Inc. and subsidiaries (“Blackstone”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). We also have audited Blackstone’s internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control—Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackstone as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Blackstone maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control — Integrated Framework (2013)
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (a) relates to accounts or disclosures that are material to the financial statements and (b) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Fair Value of Underlying Investments to determine Performance Allocations and Accrued Performance Allocations — Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
Blackstone, as a general partner, is entitled to an allocation of income from certain Blackstone Funds (“Blackstone Funds”) assuming certain investment returns are achieved, referred to as “Performance Allocations”. Performance Allocations are made based on cumulative fund performance to date, subject to a preferred return to limited partners. The change in the fair value of the underlying investments held by the Blackstone Funds is the significant input into this calculation.
As the fair value of underlying investments varies between reporting periods, adjustments are made to amounts recorded as Accrued Performance Allocations to reflect either (a) positive performance resulting in an increase in the Accrued Performance Allocation or (b) negative performance that would cause the amount due to the general partner to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the Accrued Performance Allocation to the general partner.
We considered the valuation of investments without readily determinable fair values used in the calculation of Performance Allocations and Accrued Performance Allocations as a critical audit matter because of the valuation techniques, assumptions, market impacts (including the impact of the
COVID-19
pandemic), and subjectivity of the unobservable inputs used in the valuation. Auditing the fair value of these investments required a high degree of auditor judgment and increased effort, including the need to involve our fair value specialists who possess significant quantitative and modeling expertise.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to testing the fair values of investments without readily determinable fair values included the following, among others:

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

•
We evaluated the impact of current market events and conditions, including the effect of the
COVID-19
pandemic, as well as relevant comparable transactions, on the valuation techniques and assumptions used by management (e.g., individual sector performance, occupancy rates, commodity prices, and interest rate environment).

•
We inspected industry reports for each industry in the portfolio to evaluate the consistency of current valuations with expected industry performance and inclusion of significant economic or industry events.

•	We evaluated management’s ability to accurately estimate fair value by comparing previous estimates of fair value to investment transactions with third parties.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 26, 2021
We have served as Blackstone’s auditor since 2006.

The Blackstone Group Inc.
Consolidated Statements of Financial Condition
(Dollars in Thousands, Except Share Data)

	December 31, 2020	December 31, 2019
Assets
Cash and Cash Equivalents	$1,999,484	$2,172,441
Cash Held by Blackstone Funds and Other	64,972	351,210
Investments (including assets pledged of $110,835 and $196,094 at December 31, 2020 and December 31, 2019, respectively)	15,617,142	22,281,682
Accounts Receivable	866,158	975,075
Due from Affiliates	3,221,515	2,594,873
Intangible Assets, Net	347,955	397,508
Goodwill	1,901,485	1,869,860
Other Assets	481,022	382,493
Right-of-Use Assets	526,943	471,059
Deferred Tax Assets	1,242,576	1,089,305

Total Assets	$26,269,252	$32,585,506

Liabilities and Equity
Loans Payable	$5,644,653	$11,080,723
Due to Affiliates	1,135,041	1,026,871
Accrued Compensation and Benefits	3,433,260	3,796,044
Securities Sold, Not Yet Purchased	51,033	75,545
Repurchase Agreements	76,808	154,118
Operating Lease Liabilities	620,844	542,994
Accounts Payable, Accrued Expenses and Other Liabilities	717,104	806,159

Total Liabilities	11,678,743	17,482,454

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	65,161	87,651

Equity
Stockholders’ Equity of The Blackstone Group Inc.
Class A Common Stock, $0.00001 par value, 90 billion shares authorized, (683,875,544 shares issued and outstanding as of December 31, 2020; 671,157,692 shares issued and outstanding as of December 31, 2019 )	7	7
Class B Common Stock, $0.00001 par value, 999,999,000 shares authorized, (1 share issued and outstanding as of December 31, 2020 and December 31, 2019)	—	—
Class C Common Stock, $0.00001 par value, 1,000 shares authorized, (1 share issued and outstanding as of December 31, 2020 and December 31, 2019)	—	—
Additional Paid-in-Capital	6,332,105	6,428,647
Retained Earnings	335,762	609,625
Accumulated Other Comprehensive Loss	(15,831)	(28,495)

Total Stockholders’ Equity of The Blackstone Group Inc.	6,652,043	7,009,784
Non-Controlling Interests in Consolidated Entities	4,042,157	4,186,069
Non-Controlling Interests in Blackstone Holdings	3,831,148	3,819,548

Total Equity	14,525,348	15,015,401

Total Liabilities and Equity	$26,269,252	$32,585,506

continued...
See notes to consolidated financial statements.

15
0

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
During the year ended December 31, 2020, Blackstone deconsolidated nine CLO vehicles. See Note 9. “Variable Interest Entities” for additional details.

	December 31, 2020	December 31, 2019
Assets
Cash Held by Blackstone Funds and Other	$64,972	$351,210
Investments	1,455,008	8,371,899
Accounts Receivable	120,099	220,372
Due from Affiliates	8,676	7,856
Other Assets	262	1,204

Total Assets	$1,649,017	$8,952,541

Liabilities
Loans Payable	$99	$6,479,867
Due to Affiliates	65,429	142,546
Securities Sold, Not Yet Purchased	41,709	55,289
Repurchase Agreements	76,808	154,118
Accounts Payable, Accrued Expenses and Other Liabilities	37,221	301,355

Total Liabilities	$221,266	$7,133,175

See notes to consolidated financial statements.

15
1

The Blackstone Group Inc.
Consolidated Statements of Operations
(Dollars in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2020	2019	2018
Revenues
Management and Advisory Fees, Net	$4,092,549	$3,472,155	$3,027,796

Incentive Fees	138,661	129,911	57,540

Investment Income (Loss)
Performance Allocations
Realized	2,106,000	1,739,000	1,876,507
Unrealized	(384,393)	1,126,332	561,373
Principal Investments
Realized	391,628	393,478	415,862
Unrealized	(114,607)	215,003	49,917

Total Investment Income	1,998,628	3,473,813	2,903,659

Interest and Dividend Revenue	125,231	182,398	171,947
Other	(253,142)	79,993	672,317

Total Revenues	6,101,927	7,338,270	6,833,259

Expenses
Compensation and Benefits
Compensation	1,855,619	1,820,330	1,609,957
Incentive Fee Compensation	44,425	44,300	33,916
Performance Allocations Compensation
Realized	843,230	662,942	711,076
Unrealized	(154,516)	540,285	319,742

Total Compensation and Benefits	2,588,758	3,067,857	2,674,691
General, Administrative and Other	711,782	679,408	594,873
Interest Expense	166,162	199,648	163,990
Fund Expenses	12,864	17,738	78,486

Total Expenses	3,479,566	3,964,651	3,512,040

Other Income (Loss)
Change in Tax Receivable Agreement Liability	(35,383)	161,567	—
Net Gains from Fund Investment Activities	30,542	282,829	191,722

Total Other Income (Loss)	(4,841)	444,396	191,722

Income Before Provision (Benefit) for Taxes	2,617,520	3,818,015	3,512,941
Provision (Benefit) for Taxes	356,014	(47,952)	249,390

Net Income	2,261,506	3,865,967	3,263,551
Net Loss Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(13,898)	(121)	(2,104)
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	217,117	476,779	358,878
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	1,012,924	1,339,627	1,364,989

Net Income Attributable to The Blackstone Group Inc.	$1,045,363	$2,049,682	$1,541,788

Net Income Per Share of Class A Common Stock
Basic	$1.50	$3.03	$2.27

Diluted	$1.50	$3.03	$2.26

Weighted-Average Shares of Class A Common Stock Outstanding
Basic	696,933,548	675,900,466	678,850,245

Diluted	697,258,296	676,167,851	1,206,962,846

See notes to consolidated financial statements.

15
2

The Blackstone Group Inc.
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Year Ended December 31,
	2020	2019	2018
Net Income	$2,261,506	$3,865,967	$3,263,551
Other Comprehensive Income (Loss) - Currency Translation Adjustment	23,199	14,332	(33,506)

Comprehensive Income	2,284,705	3,880,299	3,230,045

Less:
Comprehensive Loss Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(13,898)	(121)	(2,104)
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	217,117	476,779	356,488
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	1,023,459	1,345,980	1,336,331

Comprehensive Income Attributable to Non-Controlling Interests	1,226,678	1,822,638	1,690,715

Comprehensive Income Attributable to The Blackstone Group Inc.	$1,058,027	$2,057,661	$1,539,330

See notes to consolidated financial statements.

15
3

The Blackstone Group Inc.
Consolidated Statement of Changes in Equity
(Dollars in Thousands, Except Share Data)

		The Blackstone Group L.P.						Redeemable Non- Controlling Interests in Consolidated Entities
	Common Units	Partners’ Capital	Accumulated Other Compre- hensive Income (Loss)	Total	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Partners’ Capital
Balance at December 31, 2017	659,526,093	$6,668,511	$(34,018)	$6,634,493	$3,253,148	$3,624,506	$13,512,147	$210,944
Transfer Out Due to Deconsolidation of Fund Entities	—	—	—	—	(197,091)	—	(197,091)	—
Net Income (Loss)	—	1,541,788	—	1,541,788	358,878	1,364,989	3,265,655	(2,104)
Currency Translation Adjustment	—	—	(2,458)	(2,458)	(2,389)	(28,659)	(33,506)	—
Capital Contributions	—	—	—	—	903,655	—	903,655	12,980
Capital Distributions	—	(1,635,921)	—	(1,635,921)	(687,623)	(1,410,483)	(3,734,027)	(78,688)
Transfer or Repurchase of Non-Controlling Interests in Consolidated Entities	—	(7,642)	—	(7,642)	20,188	(6,005)	6,541	(1,353)
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	13,907	—	13,907	—	—	13,907	—
Equity-Based Compensation	—	204,590	—	204,590	—	161,824	366,414	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Blackstone Common Units	4,114,395	(20,198)	—	(20,198)	—	(5,462)	(25,660)	—
Repurchase of Blackstone Common Units and Blackstone Holdings Partnership Units	(16,000,000)	(541,501)	—	(541,501)	—	—	(541,501)	—
Change in The Blackstone Group L.P.’s Ownership Interest	—	66,799	—	66,799	—	(66,799)	—	—
Conversion of Blackstone Holdings Partnership Units to Blackstone Common Units	14,821,603	100,397	—	100,397	—	(100,397)	—	—
Issuance of Blackstone Common Units and Blackstone Holdings Partnership Units	750,739	24,970	—	24,970	—	50,803	75,773	—

Balance at December 31, 2018	663,212,830	$6,415,700	$(36,476)	$6,379,224	$3,648,766	$3,584,317	$13,612,307	$141,779

continued…
See notes to consolidated financial statements.

15
4

The Blackstone Group Inc.
Consolidated Statement of Changes in Equity
(Dollars in Thousands, Except Share Data)

	Shares of The Blackstone Group Inc. (a)		The Blackstone Group Inc. (a)
	Common Units	Class A Common Stock	Partners’ Capital	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Equity	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2018	663,212,830	—	$6,415,700	$—	$—	$—	$(36,476)	$6,379,224	$3,648,766	$3,584,317	$13,612,307	$141,779
Net Income (Loss)	—	—	787,096	—	—	1,262,586	—	2,049,682	476,779	1,339,627	3,866,088	(121)
Currency Translation Adjustment	—	—	—	—	—	—	7,981	7,981	—	6,353	14,334	—
Capital Contributions	—	—	—	—	—	—	—	—	775,873	—	775,873	—
Capital Distributions	—	—	(639,210)	—	—	(652,961)	—	(1,292,171)	(712,234)	(1,104,573)	(3,108,978)	(54,007)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	—	—	(3,115)	—	(3,115)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	5,016	—	23,706	—	—	28,722	—	—	28,722	—
Equity-Based Compensation	—	—	101,200	—	131,501	—	—	232,701	—	182,809	415,510	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Class A Common Stock	1,853,730	970,995	(10,613)	—	(12,821)	—	—	(23,434)	—	(6)	(23,440)	—
Repurchase of Shares of Class A Common Stock and Blackstone Holdings Partnership Units	(8,100,000)	(4,650,000)	(325,214)	—	(236,686)	—	—	(561,900)	—	—	(561,900)	—
Change in The Blackstone Group Inc.’s Ownership Interest	—	—	(23,270)	—	83,614	—	—	60,344	—	(60,344)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Class A Common Stock	3,621,809	14,248,328	25,192	—	103,443	—	—	128,635	—	(128,635)	—	—
Reclassifications Resulting from Conversion to a Corporation	(660,588,369)	660,588,369	(6,335,897)	7	6,335,890	—	—	—	—	—	—	—

Balance at December 31, 2019	—	671,157,692	$—	$7	$6,428,647	$609,625	$(28,495)	$7,009,784	$4,186,069	$3,819,548	$15,015,401	$87,651

(a)
Following the conversion to a corporation, Blackstone also had one share outstanding of each of Class B and Class C common stock, with par value of each less than one cent. After initial issuance, there have been no changes to the amounts related to Class B and Class C common stock during the period presented.

continued…
See notes to consolidated financial statements.

15
5

The Blackstone Group Inc.
Consolidated Statement of Changes in Equity
(Dollars in Thousands, Except Share Data)

	Shares of The Blackstone Group Inc. (a)	The Blackstone Group Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
	Class A	Class A	Additional	Retained	hensive		Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income		Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Total	Entities	Holdings	Equity	Entities
Balance at December 31, 2019	671,157,692	$7	$6,428,647	$609,625	$(28,495)	$7,009,784	$4,186,069	$3,819,548	$15,015,401	$87,651
Transfer Out Due to Deconsolidation of Fund Entities	—	—	—	—	—	—	(216,339)	—	(216,339)	—
Net Income (Loss)	—	—	—	1,045,363	—	1,045,363	217,117	1,012,924	2,275,404	(13,898)
Currency Translation Adjustment	—	—	—	—	12,664	12,664	—	10,535	23,199	—
Capital Contributions	—	—	—	—	—	—	600,222	5,265	605,487	—
Capital Distributions	—	—	—	(1,319,226)	—	(1,319,226)	(738,899)	(1,071,614)	(3,129,739)	(8,592)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	(6,013)	—	(6,013)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	23,327	—	—	23,327	—	—	23,327	—
Equity-Based Compensation	—	—	250,850	—	—	250,850	—	188,683	439,533	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Class A Common Stock	2,905,220	—	(30,899)	—	—	(30,899)	—	(7)	(30,906)	—
Repurchase of Shares of Class A Common Stock and Blackstone Holdings Partnership Units	(8,969,237)	—	(474,006)	—	—	(474,006)	—	—	(474,006)	—
Change in The Blackstone Group Inc.’s Ownership Interest	—	—	10,476	—	—	10,476	—	(10,476)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Class A Common Stock	18,781,869	—	123,710	—	—	123,710	—	(123,710)	—	—

Balance at December 31, 2020	683,875,544	$7	$6,332,105	$335,762	$(15,831)	$6,652,043	$4,042,157	$3,831,148	$14,525,348	$65,161

(a)
Following the Conversion, Blackstone also had one share outstanding of each of Class B and Class C common stock, with par value of each less than one cent. After initial issuance, there have been no changes to the amounts related to Class B and Class C common stock during the period presented.

See notes to consolidated financial statements.

15
6

The Blackstone Group Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2020	2019	2018
Operating Activities
Net Income	$2,261,506	$3,865,967	$3,263,551
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Blackstone Funds Related
Net Realized Gains on Investments	(2,468,801)	(2,242,227)	(2,381,683)
Changes in Unrealized (Gains) Losses on Investments	54,244	(324,448)	4,784
Non-Cash Performance Allocations	384,393	(1,126,332)	(561,373)
Non-Cash Performance Allocations and Incentive Fee Compensation	715,587	1,234,455	1,053,690
Equity-Based Compensation Expense	438,341	417,092	366,928
Amortization of Intangibles	71,053	70,999	59,021
Other Non-Cash Amounts Included in Net Income	58,854	(448,241)	45,286
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Acquired with Consolidation of Fund Entity	—	—	31,422
Cash Relinquished with Deconsolidation of Fund Entities	(257,544)	—	(899,959)
Accounts Receivable	70,053	(237,751)	43,037
Due from Affiliates	(402,488)	(451,302)	(280,674)
Other Assets	(22,704)	(50,017)	(76,596)
Accrued Compensation and Benefits	(1,077,195)	(382,120)	(729,109)
Securities Sold, Not Yet Purchased	(26,840)	(72,645)	(10,125)
Accounts Payable, Accrued Expenses and Other Liabilities	119,906	(324,358)	(357,582)
Repurchase Agreements	(77,310)	(68,084)	103,362
Due to Affiliates	32,415	(5,250)	74,108
Investments Purchased	(7,179,951)	(8,537,874)	(13,881,869)
Cash Proceeds from Sale of Investments	9,242,426	10,645,243	14,179,523

Net Cash Provided by Operating Activities	1,935,945	1,963,107	45,742

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(111,650)	(60,280)	(18,377)
Net Cash Paid for Acquisitions, Net of Cash Acquired	(55,170)	—	(98,219)

Net Cash Used in Investing Activities	(166,820)	(60,280)	(116,596)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(747,491)	(765,849)	(762,588)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	581,077	764,863	836,922
Payments Under Tax Receivable Agreement	(73,881)	(84,640)	—
Net Settlement of Vested Class A Common stock and Repurchase of Class A Common Stock and Blackstone Holdings Partnership Units	(504,912)	(585,340)	(567,161)

continued…
See notes to consolidated financial statements.

15
7

The Blackstone Group Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2020	2019	2018
Financing Activities (Continued)
Proceeds from Loans Payable	$888,636	$1,549,732	$3,218,399
Repayment and Repurchase of Loans Payable	(1,889)	(403,401)	(1,009,354)
Dividends/Distributions to Shareholders and Unitholders	(2,385,576)	(2,396,744)	(3,046,404)

Net Cash Used in Financing Activities	(2,244,036)	(1,921,379)	(1,330,186)

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other	15,716	(2,958)	9,712

Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other
Net Decrease	(459,195)	(21,510)	(1,391,328)
Beginning of Period	2,523,651	2,545,161	3,936,489

End of Period	$2,064,456	$2,523,651	$2,545,161

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$176,620	$167,458	$169,872

Payments for Income Taxes	$209,182	$159,302	$192,790

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$19,202	$10,078	$10,435

Non-Cash Distributions to Non-Controlling Interest Holders	$—	$(392)	$(18,723)

Non-Cash Consideration for Acquisition	$—	$—	$(50,803)

Notes Issuance Costs	$8,273	$—	$—

Transfer of Interests to Non-Controlling Interest Holders	$(6,013)	$(3,115)	$20,188

Change in The Blackstone Group Inc.’s Ownership Interest	$10,476	$60,344	$66,799

Net Settlement of Vested Class A Common Stock	$123,478	$102,028	$136,238

Conversion of Blackstone Holdings Units to Class A Common Stock	$123,710	$128,635	$100,397

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(242,282)	$(149,513)	$(93,391)

Due to Affiliates	$218,955	$120,791	$79,484

Equity	$23,327	$28,722	$13,907

Issuance of New Shares/Units	$—	$—	$24,970

The following table provides a reconciliation of Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other reported within the Consolidated Statements of Financial Condition:

	December 31, 2020	December 31, 2019
Cash and Cash Equivalents	$1,999,484	$2,172,441
Cash Held by Blackstone Funds and Other	64,972	351,210

	$2,064,456	$2,523,651

See notes to consolidated financial statements.

15
8

The Blackstone Group Inc.
Notes to Consolidated Financial Statements
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

1.     Organization
Effective July 1, 2019, The Blackstone Group L.P. (the “Partnership”) converted from a Delaware limited partnership to a Delaware corporation, The Blackstone Group Inc. (the “Conversion”). This report includes the results for the Partnership prior to the Conversion and The Blackstone Group Inc. following the Conversion. In this report, references to “Blackstone” or the “Company” refer to (a) The Blackstone Group Inc. and its consolidated subsidiaries following the Conversion and (b) the Partnership and its consolidated subsidiaries prior to the Conversion. All references to shares or per share amounts prior to the Conversion refer to units or per unit amounts. Unless otherwise noted, all references to shares or per share amounts following the Conversion refer to shares or per share amounts of common stock. All references to dividends prior to the Conversion refer to distributions.
As a result of the Conversion, the financial impact to the consolidated financial statements contained herein consist of (a) a partial step-up
in the tax basis of certain assets resulting in the recognition of a net income tax benefit and (b) reclassification from partnership equity accounts to equity accounts appropriate for a corporation. See Note 15. “Income Taxes” for additional information and Note 16. “Earnings Per Share and Stockholder’s Equity.”
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
Blackstone was formed on March 12, 2007, and, until the Conversion, was managed and operated by Blackstone Group Management L.L.C., which is in turn wholly owned by Blackstone’s senior managing directors and controlled by one of Blackstone’s founders, Stephen A. Schwarzman (the “Founder”). Following the Conversion, effective July 1, 2019, the Company’s equity consisted of shares of Class A, B and C common stock. Following the share reclassification, effective February 2
6
, 2021, the Company’s equity consists of common stock, Series I preferred stock and Series II preferred stock. Blackstone Partners L.L.C. was the sole holder of the single share of Class B common stock and is the sole holder of the single share of Series I preferred stock outstanding and Blackstone Group Management L.L.C. was the sole holder of the single share of Class C common stock and is the sole holder of the single share of Series II preferred stock outstanding. See Note 16. “Earnings Per Share and Stockholder’s Equity.”
The activities of Blackstone are conducted through its holding partnerships: Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. (collectively, “Blackstone Holdings,” “Blackstone Holdings Partnerships” or the “Holding Partnerships”). Blackstone, through its wholly owned subsidiaries, is the sole general partner in each of these Holding Partnerships. Generally, holders of the limited partner interests in the Holding Partnerships may, four times each year, exchange their limited partnership interests (“Partnership Units”) for Blackstone common stock, on a one-to-one
basis, exchanging one Partnership Unit from each of the Holding Partnerships for one share of Blackstone common stock.
2.     Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements of Blackstone have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

1
59

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
Restructurings within consolidated collateralized loan obligations (“CLOs”) are treated as investment purchases or sales, as applicable, in the Consolidated Statements of Cash Flows.
COVID-19
and Global Economic Market Conditions
The ongoing novel coronavirus
(“COVID-19”)
pandemic and restrictions on certain
non-essential
businesses have caused disruption in the U.S. and global economies. Although an economic recovery is partially underway, it continues to be gradual, uneven, and characterized by meaningful dispersion across sectors and regions. The estimates and assumptions underlying these consolidated financial statements are based on the information available as of December 31, 2020, including judgments about the financial market and economic conditions which may change over time.
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

16
0

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
Blackstone’s other disclosures regarding VIEs are discussed in Note 9. “Variable Interest Entities.”
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

16
1

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

16
2

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

16
3

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

16
4

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

16
5

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
Further disclosure on instruments for which the fair value option has been elected is presented in Note 7. “Fair Value Option.”
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
Certain investments of Blackstone and of the consolidated Blackstone funds of hedge funds and credit-focused funds measure their investments in underlying funds at fair value using NAV per share without adjustment. The terms of the investee’s investment generally provide for minimum holding periods or lock-ups,
the institution of gates on redemptions or the suspension of redemptions or an ability to side pocket investments, at the discretion of the investee’s fund manager, and as a result, investments may not be redeemable at, or within three months of, the reporting date. A side pocket is used by hedge funds and funds of hedge funds to separate investments that may lack a readily ascertainable value, are illiquid or are subject to liquidity restriction. Redemptions are generally not permitted until the investments within a side pocket are liquidated or it is deemed that the conditions existing at the time that required the investment to be included in the side pocket no longer exist. As the timing of either of these events is uncertain, the timing at which Blackstone may redeem an investment held in a side pocket cannot be estimated. Further disclosure on instruments for which fair value is measured using NAV per share is presented in Note 5. “Net Asset Value as Fair Value.”
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

16
6

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

16
7

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Goodwill comprises goodwill arising from the contribution and reorganization of Blackstone’s predecessor entities in 2007 immediately prior to its initial public offering (“IPO”) and the acquisitions of GSO Capital Partners LP in 2008, Strategic Partners in 2013, Harvest Fund Advisors LLC (“Harvest”) in 2017, Clarus Ventures LLC (“Clarus”) in 2018 and DCI LLC (“DCI”) in 2020. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of Blackstone’s operating segments is less than their respective carrying values. The operating segment is the reporting level for testing the impairment of goodwill. If it is determined that it is more likely than not that an operating segment’s fair value is less than its carrying value or when the quantitative approach is used, a two-step
quantitative assessment is performed to (a) calculate the fair value of the operating segment and compare it to its carrying value, and (b) if the carrying value exceeds its fair value, to measure an impairment loss.
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

16
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

1
69

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
Other Income also includes amounts attributable to the Reduction of the Tax Receivable Agreement Liability. See Note 15. “Income Taxes — Other Income — Change in the Tax Receivable Agreement Liability” for additional information.
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

17
0

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
Blackstone takes possession of securities purchased under reverse repurchase agreements and is permitted to repledge, deliver or otherwise use such securities. Blackstone also pledges its financial instruments to counterparties to collateralize repurchase agreements. Financial instruments pledged that can be repledged, delivered or otherwise used by the counterparty are recorded in Investments in the Consolidated Statements of Financial Condition. Additional disclosures relating to repurchase agreements are discussed in Note 10. “Repurchase Agreements.”
Blackstone does not offset assets and liabilities relating to reverse repurchase agreements and repurchase agreements in its Consolidated Statements of Financial Condition. Additional disclosures relating to offsetting are discussed in Note 12. “Offsetting of Assets and Liabilities.”
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

17
1

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
Blackstone’s other disclosures regarding derivative financial instruments are discussed in Note 6. “Derivative Financial Instruments.”
Blackstone’s disclosures regarding offsetting are discussed in Note 12. “Offsetting of Assets and Liabilities.”
Leases
Blackstone determines if an arrangement is a lease at inception of the arrangement. Blackstone primarily enters into operating leases, as the lessee, for office space. Operating leases are included in
Right-of-Use
(“ROU”) Assets and Operating Lease Liabilities in the Consolidated Statement of Financial Condition. ROU Assets and Operating Lease Liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Blackstone determines the present value of the lease payments using an incremental borrowing rate based on information available at the inception date. Leases may include options to extend or terminate the lease which are included in the ROU Assets and Operating Lease Liability when they are reasonably certain of exercise.
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

17
2

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
Additional disclosures relating to leases are discussed in Note 14. “Leases.”
Affiliates
Blackstone considers its Founder, senior managing directors, employees, the Blackstone Funds and the Portfolio Companies to be affiliates.
Dividends
Dividends are reflected in the consolidated financial statements when declared.
Recent Accounting Developments
In June 2016, the FASB issued amended guidance on how to measure credit losses for most financial assets. The guidance was effective for Blackstone on January 1, 2020 and was adopted on a modified retrospective basis. The guidance requires entities to recognize their estimate of lifetime expected credit losses based on reasonable and supportable forecasts, current conditions, and historical experience. Adoption did not have a material impact on Blackstone’s consolidated financial statements.
3.    Goodwill and Intangible Assets
In December 2020, Blackstone acquired DCI, a San Francisco based systematic credit investment firm, which resulted in an increase of Goodwill of $31.6 million and an increase in Intangible Assets, primarily comprised of contractual rights to earn future fee income, of $21.5 million. Goodwill arising from the acquisition has been allocated to the Credit & Insurance segment. Amounts recorded in connection with the acquisition are provisional and are subject to adjustment upon the finalization of the acquisition accounting. In accordance with GAAP, Blackstone has one year from the date of the acquisition to finalize the recognition of Goodwill and Intangible Assets resulting from the DCI acquisition.
The carrying value of Goodwill was $1.9 billion as of December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, Blackstone determined there was no evidence of Goodwill impairment.
At December 31, 2020, Goodwill has been allocated to each of Blackstone’s four segments as follows: Real Estate ($421.7 million), Private Equity ($870.0 million), Hedge Fund Solutions ($172.1 million), and Credit & Insurance ($437.7 million). At December 31, 2019, Goodwill had been allocated to each of Blackstone’s four
segments as follows: Real Estate ($421.7 million), Private Equity ($870.0 million), Hedge Fund Solutions ($172.1 million), and Credit & Insurance ($406.1 million).
Intangible Assets, Net consists of the following:

	December 31,
	2020	2019
Finite-Lived Intangible Assets/Contractual Rights	$1,734,076	$1,712,576
Accumulated Amortization	(1,386,121)	(1,315,068)

Intangible Assets, Net	$347,955	$397,508

17
3

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Changes in Blackstone’s Intangible Assets, Net consists of the following:

	Year Ended December 31,
	2020	2019	2018
Balance, Beginning of Year	$397,508	$468,507	$409,828
Amortization Expense	(71,053)	(70,999)	(59,021)
Acquisitions	21,500	—	117,700

Balance, End of Year	$347,955	$397,508	$468,507

Amortization of Intangible Assets held at December 31, 2020 is expected to be $72.5 million, $64.8 million, $35.8 million, $28.3 million and $28.3 million for each of the years ending December 31, 2021, 2022, 2023, 2024 and 2025, respectively. Blackstone’s Intangible Assets as of December 31, 2020 are expected to amortize over a weighted-average period of 7.9 years.
4.    Investments
Investments consist of the following:

	December 31,
	2020	2019
Investments of Consolidated Blackstone Funds	$1,455,008	$8,380,698
Equity Method Investments
Partnership Investments	4,353,234	4,035,675
Accrued Performance Allocations	6,891,262	7,180,449
Corporate Treasury Investments	2,579,716	2,419,587
Other Investments	337,922	265,273

	$15,617,142	$22,281,682

During the year ended December 31, 2020, Blackstone deconsolidated nine CLO vehicles. See Note 9. “Variable Interest Entities” for additional details. Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $198.3 million and $347.4 million at December 31, 2020 and December 31, 2019, respectively.
Where appropriate, the accounting for Blackstone’s investments incorporates the changes in fair value of those investments as determined under GAAP. The significant inputs and assumptions required to determine the change in fair value of the investments of Consolidated Blackstone Funds, Corporate Treasury Investments and Other Investments are discussed in more detail in Note 8. “Fair Value Measurements of Financial Instruments.”

17
4

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Investments of Consolidated Blackstone Funds
The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities in the Consolidated Statements of Operations:

	Year Ended December 31,
	2020	2019	2018
Realized Gains (Losses)	$(126,397)	$15,983	$74,784
Net Change in Unrealized Losses	60,363	109,445	(54,697)

Realized and Net Change in Unrealized Gains from Consolidated Blackstone Funds	(66,034)	125,428	20,087
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	96,576	157,401	171,635

Other Income — Net Gains from Fund Investment Activities	$30,542	$282,829	$191,722

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
On January 26, 2021, Pátria completed its IPO, pursuant to which Blackstone sold a portion of its interests and no longer has representatives or the right to designate representatives on Pátria’s board of directors. As a result of Pátria’s pre-IPO
reorganization transactions (which included Blackstone’s sale of 10% of Pátria’s pre-IPO
shares to Pátria’s controlling shareholder) and the consummation of the IPO, Blackstone is deemed to no longer have significant influence over Pátria due to Blackstone’s decreased ownership and lack of board representation. Following the IPO, Blackstone will account for its retained interest in Pátria at fair value in accordance with the GAAP guidance for investments in equity securities with a readily determinable fair value.
Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission (“SEC”). As of and for the years ended December 31, 2020, 2019 and 2018, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.
Partnership Investments
Blackstone recognized net gains related to its Partnership Investments accounted for under the equity method of $320.2 million, $455.8 million and $430.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

17
5

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The summarized financial information of Blackstone’s equity method investments for December 31, 2020 are as follows:

	December 31, 2020 and the Year Then Ended
	Real Estate	Private Equity	Hedge Fund Solutions	Credit & Insurance	Other (a)	Total
Statement of Financial Condition
Assets
Investments	$140,317,595	$112,647,584	$32,829,525	$25,473,283	$11,915	$311,279,902
Other Assets	5,234,463	2,650,267	3,047,256	2,088,882	95,798	13,116,666

Total Assets	$145,552,058	$115,297,851	$35,876,781	$27,562,165	$107,713	$324,396,568

Liabilities and Equity
Debt	$29,962,733	$15,928,802	$886,292	$7,553,301	$—	$54,331,128
Other Liabilities	5,777,808	1,657,846	3,320,551	1,216,354	48,275	12,020,834

Total Liabilities	35,740,541	17,586,648	4,206,843	8,769,655	48,275	66,351,962

Equity	109,811,517	97,711,203	31,669,938	18,792,510	59,438	258,044,606

Total Liabilities and Equity	$145,552,058	$115,297,851	$35,876,781	$27,562,165	$107,713	$324,396,568

Statement of Operations
Interest Income	$608,120	$1,083,534	$22,157	$1,196,544	$—	$2,910,355
Other Income	1,074,818	71,219	283,250	323,577	115,504	1,868,368
Interest Expense	(1,006,311)	(345,060)	(68,887)	(211,507)	—	(1,631,765)
Other Expenses	(1,889,153)	(1,405,029)	(225,384)	(525,456)	(53,292)	(4,098,314)
Net Realized and Unrealized Gains (Losses) from Investments	5,150,127	7,638,733	2,449,079	(1,965,087)	—	13,272,852

Net Income (Loss)	$3,937,601	$7,043,397	$2,460,215	$(1,181,929)	$62,212	$12,321,496

(a)	Other represents the summarized financial information of equity method investments whose results, for segment reporting purposes, have been allocated across more than one of Blackstone’s segments.

17
6

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The summarized financial information of Blackstone’s equity method investments for December 31, 2019 are as follows:

	December 31, 2019 and the Year Then Ended
	Real Estate	Private Equity	Hedge Fund Solutions	Credit & Insurance	Other (a)	Total
Statement of Financial Condition
Assets
Investments	$119,951,496	$99,906,080	$26,516,304	$25,923,446	$849	$272,298,175
Other Assets	5,318,743	2,907,054	2,609,755	1,680,187	119,739	12,635,478

Total Assets	$125,270,239	$102,813,134	$29,126,059	$27,603,633	$120,588	$284,933,653

Liabilities and Equity
Debt	$24,750,242	$12,399,899	$378,950	$6,687,654	$—	$44,216,745
Other Liabilities	6,575,483	1,124,857	2,402,920	1,535,636	24,717	11,663,613

Total Liabilities	31,325,725	13,524,756	2,781,870	8,223,290	24,717	55,880,358

Equity	93,944,514	89,288,378	26,344,189	19,380,343	95,871	229,053,295

Total Liabilities and Equity	$125,270,239	$102,813,134	$29,126,059	$27,603,633	$120,588	$284,933,653

Statement of Operations
Interest Income	$535,274	$897,990	$16,708	$1,252,747	$—	$2,702,719
Other Income	1,422,711	46,126	206,630	313,009	109,692	2,098,168
Interest Expense	(736,840)	(416,603)	(87,898)	(250,261)	—	(1,491,602)
Other Expenses	(1,465,212)	(1,011,584)	(164,948)	(470,033)	(61,423)	(3,173,200)
Net Realized and Unrealized Gains (Losses) from Investments	9,671,224	9,233,285	1,700,722	(456,651)	—	20,148,580

Net Income (Loss)	$9,427,157	$8,749,214	$1,671,214	$388,811	$48,269	$20,284,665

(a)	Other represents the summarized financial information of equity method investments whose results, for segment reporting purposes, have been allocated across more than one of Blackstone’s segments.

17
7

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The summarized financial information of Blackstone’s equity method investments for December 31, 2018 are as follows:

	December 31, 2018 and the Year Then Ended
	Real Estate	Private Equity	Hedge Fund Solutions	Credit & Insurance	Other (a)	Total
Statement of Financial Condition
Assets
Investments	$89,742,226	$79,718,783	$26,336,573	$24,634,380	$353	$220,432,315
Other Assets	3,542,235	2,257,152	3,119,639	1,706,579	125,007	10,750,612

Total Assets	$93,284,461	$81,975,935	$29,456,212	$26,340,959	$125,360	$231,182,927

Liabilities and Partners’ Capital
Debt	$15,081,536	$9,989,289	$350,982	$5,087,998	$—	$30,509,805
Other Liabilities	3,568,159	749,043	1,529,466	1,338,712	28,295	7,213,675

Total Liabilities	18,649,695	10,738,332	1,880,448	6,426,710	28,295	37,723,480

Partners’ Capital	74,634,766	71,237,603	27,575,764	19,914,249	97,065	193,459,447

Total Liabilities and Partners’ Capital	$93,284,461	$81,975,935	$29,456,212	$26,340,959	$125,360	$231,182,927

Statement of Operations
Interest Income	$377,615	$1,022,387	$6,695	$1,130,490	$—	$2,537,187
Other Income	1,244,754	92,696	166,842	417,883	106,525	2,028,700
Interest Expense	(518,137)	(278,348)	(17,780)	(228,734)	—	(1,042,999)
Other Expenses	(921,990)	(903,737)	(150,135)	(547,612)	(65,249)	(2,588,723)
Net Realized and Unrealized Gains (Losses) from Investments	4,437,434	10,172,066	352,018	(733,747)	—	14,227,771

Net Income (Loss)	$4,619,676	$10,105,064	$357,640	$38,280	$41,276	$15,161,936

(a)	Other represents the summarized financial information of equity method investments whose results, for segment reporting purposes, have been allocated across more than one of Blackstone’s segments.
Accrued Performance Allocations
Accrued Performance Allocations to Blackstone were as follows:

	Real Estate	Private Equity	Hedge Fund Solutions	Credit & Insurance	Total
Accrued Performance Allocations, December 31, 2019	$3,639,855	$3,063,149	$23,951	$453,494	$7,180,449
Performance Allocations as a Result of Changes in Fund Fair Values	343,604	1,294,878	121,923	(105,561)	1,654,844
Foreign Exchange Gain	59,009	—	—	—	59,009
Fund Distributions	(1,009,006)	(870,821)	(103,581)	(19,632)	(2,003,040)

Accrued Performance Allocations, December 31, 2020	$3,033,462	$3,487,206	$42,293	$328,301	$6,891,262

17
8

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Corporate Treasury Investments
The portion of corporate treasury investments included in Investments represents Blackstone’s investments into primarily fixed income securities, mutual fund interests, and other fund interests. These strategies are managed by a combination of Blackstone personnel and third party advisors. The following table presents the Realized and Net Change in Unrealized Gains (Losses) on these investments:

	Year Ended December 31,
	2020	2019	2018
Realized Gains (Losses)	$44,700	$28,585	$(1,024)
Net Change in Unrealized Gains (Losses)	(91,299)	62,042	(38,113)

	$(46,599)	$90,627	$(39,137)

Other Investments
Other Investments consist primarily of proprietary investment securities held by Blackstone, including subordinated notes in non-consolidated
CLO vehicles. Other Investments include equity investments without readily determinable fair values which have a carrying value of $85.0 million as of December 31, 2020. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in Other Investments:

	Year Ended December 31,
	2020	2019	2018
Realized Gains	$19,573	$46,248	$56,381
Net Change in Unrealized Gains (Losses)	(2,647)	21,450	20,335

	$16,926	$67,698	$76,716

5.    Net Asset Value as Fair Value
A summary of fair value by strategy type and ability to redeem such investments as of December 31, 2020 is presented below:

Strategy (a)	Fair Value	Redemption Frequency (if currently eligible)	Redemption Notice Period
Diversified Instruments	$3,842	(b)	(b)
Credit Driven	72,189	(c)	(c)
Equity	1,014	(d)	(d)
Commodities	920	(e)	(e)

	$77,965

(a)	As of December 31, 2020, Blackstone had no unfunded commitments.
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

(d)
The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 100% of the fair value of the investments in this category are in liquidation. As of the reporting date, the investee fund manager had elected to side pocket 74% of Blackstone’s investments in the category.

1
79

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

	December 31, 2020				December 31, 2019
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Freestanding Derivatives
Blackstone
Interest Rate Contracts	$684,320	$113,072	$862,887	$190,342	$1,256,287	$53,129	$165,852	$4,895
Foreign Currency Contracts	316,787	7,392	334,015	3,941	344,422	1,231	97,626	802
Credit Default Swaps	2,706	331	9,158	1,350	7,617	36	16,697	197
Other	5,000	5,227	—	—	—	—	—	—

	1,008,813	126,022	1,206,060	195,633	1,608,326	54,396	280,175	5,894

Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	—	—	66,431	2,651	106,906	307	40,110	1,167
Interest Rate Contracts	—	—	14,000	1,485	—	—	33,000	1,728
Credit Default Swaps	8,282	542	41,290	1,558	5,108	58	47,405	960
Total Return Swaps	—	—	19,275	2,125	4,558	21	27,334	464
Other	—	—	—	—	1	4	1	2

	8,282	542	140,996	7,819	116,573	390	147,850	4,321

	$1,017,095	$126,564	$1,347,056	$203,452	$1,724,899	$54,786	$428,025	$10,215

18
0

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The table below summarizes the impact to the Consolidated Statements of Operations from derivative financial instruments:

	Year Ended December 31,
	2020	2019	2018
Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$(7,643)	$(3,570)	$2,968
Foreign Currency Contracts	1,105	6,099	10,761
Credit Default Swaps	(109)	3,209	(539)
Total Return Swaps	(1,875)	(908)	145
Other	14	(286)	(120)

	(8,508)	4,544	13,215

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	(117,145)	50,431	36,472
Foreign Currency Contracts	1,231	(441)	(6,682)
Credit Default Swaps	(1,777)	3,400	(521)
Total Return Swaps	(1,683)	1,296	(2,107)
Other	57	(36)	—

	(119,317)	54,650	27,162

	$(127,825)	$59,194	$40,377

As of December 31, 2020, 2019 and 2018, Blackstone had not designated any derivatives as cash flow hedges.

18
1

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

7.     Fair Value Option
The following table summarizes the financial instruments for which the fair value option has been elected:

	December 31,
	2020	2019
Assets
Loans and Receivables	$581,079	$500,751
Equity and Preferred Securities	532,790	432,472
Debt Securities	448,352	506,924
Assets of Consolidated CLO Vehicles
Corporate Loans	—	6,801,691
Other	—	770

	$1,562,221	$8,242,608

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes
Loans Payable	$—	$6,455,016
Due to Affiliates	—	57,717
Subordinated Notes
Loans Payable	—	24,738
Due to Affiliates	—	20,535
Corporate Treasury Commitments	244	—

	$244	$6,558,006

During the year ended December 31, 2020, Blackstone deconsolidated nine CLO vehicles. See Note 9. “Variable Interest Entities” for additional details.

18
2

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Year Ended December 31,
	2020		2019		2018
		Net Change		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized	Realized	in Unrealized
	Gains	Gains	Gains	Gains	Gains	Gains
	(Losses)	(Losses)	(Losses)	(Losses)	(Losses)	(Losses)
Assets
Loans and Receivables	$(10,314)	$(2,011)	$(4,595)	$(6,533)	$291	$(447)
Equity and Preferred Securities	(342)	(67,869)	16,493	(2,331)	3,451	(3,589)
Debt Securities	(22,783)	29,143	(7,139)	12,748	(1,105)	(29,069)
Assets of Consolidated CLO Vehicles
Corporate Loans	(96,194)	(226,542)	(29,191)	96,221	(8,749)	(285,698)
Corporate Bonds	—	—	—	—	(24,056)	9,693
Other	—	(325)	—	133	—	6

	$(129,633)	$(267,604)	$(24,432)	$100,238	$(30,168)	$(309,104)

Liabilities
Liabilities of Consolidated CLO Vehicles
Senior Secured Notes	$—	$199,445	$—	$(40,050)	$—	$51,048
Subordinated Notes	—	30,046	—	15,017	—	254,966
Corporate Treasury Commitments	—	(244)	—	—	—	—

	$—	$229,247	$—	$(25,033)	$—	$306,014

The following table presents information for those financial instruments for which the fair value option was elected:

	December 31, 2020			December 31, 2019
		For Financial Assets			For Financial Assets
		Past Due (a)			Past Due (a)
	Excess		Excess	Excess		Excess
	(Deficiency)		(Deficiency)	(Deficiency)		(Deficiency)
	of Fair Value	Fair	of Fair Value	of Fair Value	Fair	of Fair Value
	Over Principal	Value	Over Principal	Over Principal	Value	Over Principal
Loans and Receivables	$(7,807)	$—	$—	$(3,875)	$—	$—
Debt Securities	(29,359)	—	—	(14,667)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	—	—	—	(234,430)	—	—
Other	—	—	—	133	—	—

	$(37,166)	$—	$—	$(252,839)	$—	$—

(a)	Corporate Loans within CLO assets are classified as past due if contractual payments are more than one day past due.

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of December 31, 2020 and 2019, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual
status. As of December 31, 2019, no Corporate Bonds included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual
status.
8.     Fair Value Measurements of Financial Instruments
The following tables summarize the valuation of Blackstone’s financial assets and liabilities by the fair value hierarchy:

	December 31, 2020
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$597,130	$15,606	$—	$—	$612,736

Investments
Investments of Consolidated Blackstone Funds
Investment Funds	—	—	—	15,711	15,711
Equity Securities, Partnerships and LLC Interests	39,694	48,471	792,958	—	881,123
Debt Instruments	—	492,280	65,352	—	557,632
Freestanding Derivatives	—	542	—	—	542

Total Investments of Consolidated Blackstone Funds	39,694	541,293	858,310	15,711	1,455,008
Corporate Treasury Investments	996,516	1,517,809	7,899	57,492	2,579,716
Other Investments	187,089	—	61,053	4,762	252,904

Total Investments	1,223,299	2,059,102	927,262	77,965	4,287,628

Accounts Receivable — Loans and Receivables	—	—	581,079	—	581,079

Other Assets — Freestanding Derivatives	162	125,860	—	—	126,022

	$1,820,591	$2,200,568	$1,508,341	$77,965	$5,607,465

Liabilities
Securities Sold, Not Yet Purchased	$9,324	$41,709	$—	$—	$51,033

Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds — Freestanding Derivatives	—	7,819	—	—	7,819
Freestanding Derivatives	373	195,260	—	—	195,633
Corporate Treasury Commitments (a)	—	—	244	—	244

Total Accounts Payable, Accrued Expenses and Other Liabilities	373	203,079	244	—	203,696

	$9,697	$244,788	$244	$—	$254,729

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31, 2019
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$456,784	$—	$—	$—	$456,784

Investments
Investments of Consolidated Blackstone Funds
Investment Funds	—	—	—	23,647	23,647
Equity Securities, Partnerships and LLC Interests	31,812	53,611	674,150	—	759,573
Debt Instruments	—	715,246	79,381	—	794,627
Freestanding Derivatives	—	390	—	—	390
Assets of Consolidated CLO Vehicles (b)	—	6,505,720	296,741	—	6,802,461

Total Investments of Consolidated Blackstone Funds	31,812	7,274,967	1,050,272	23,647	8,380,698
Corporate Treasury Investments	726,638	1,385,582	29,289	278,078	2,419,587
Other Investments	200,478	—	—	7,126	207,604

Total Investments	958,928	8,660,549	1,079,561	308,851	11,007,889

Accounts Receivable — Loans and Receivables	—	—	500,751	—	500,751

Other Assets — Freestanding Derivatives	502	53,894	—	—	54,396

	$1,416,214	$8,714,443	$1,580,312	$308,851	$12,019,820

Liabilities
Loans Payable — Liabilities of Consolidated CLO Vehicles (b)	$—	$6,479,754	$—	$—	$6,479,754

Due to Affiliates — Liabilities of Consolidated CLO Vehicles (b)	—	78,252	—	—	78,252

Securities Sold, Not Yet Purchased	19,977	55,569	—	—	75,546

Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds — Freestanding Derivatives	—	4,321	—	—	4,321
Freestanding Derivatives	150	5,744	—	—	5,894

Total Accounts Payable, Accrued Expenses and Other Liabilities	150	10,065	—	—	10,215

	$20,127	$6,623,640	$—	$—	$6,643,767

LLC	Limited Liability Company.
(a)	Corporate Treasury Commitments are measured using third party pricing.
(b)	During the year ended December 31, 2020, Blackstone deconsolidated nine CLO vehicles. See Note 9. “Variable Interest Entities” for additional details.

18
5

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2020:

						Impact to
						Valuation
						from an
		Valuation	Unobservable		Weighted-	Increase
	Fair Value	Techniques	Inputs	Ranges	Average (a)	in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$792,958	Discounted Cash Flows	Discount Rate	3.8% - 42.1%	10.8%	Lower
			Exit Multiple - EBITDA	1.7x - 24.0x	13.2x	Higher
			Exit Capitalization Rate	2.7% - 14.9%	5.4%	Lower
		Transaction Price	N/A
		Other	N/A
Debt Instruments	65,352	Discounted Cash Flows	Discount Rate	6.3% - 19.3%	8.6%	Lower
		Third Party Pricing	N/A

Total Investments of Consolidated Blackstone Funds	858,310
Corporate Treasury Investments	7,899	Discounted Cash Flows	Discount Rate	3.3% - 7.4%	6.4%	Lower
		Third Party Pricing	N/A
Loans and Receivables	581,079	Discounted Cash Flows	Discount Rate	6.7% - 10.3%	7.8%	Lower
Other Investments	61,053	Third Party Pricing	N/A
		Transaction Price	N/A
		Other	N/A

	$1,508,341

18
6

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2019:

						Impact to
						Valuation
						from an
		Valuation	Unobservable		Weighted-	Increase
	Fair Value	Techniques	Inputs	Ranges	Average (a)	in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$674,150	Discounted Cash Flows	Discount Rate	0.9% - 40.2%	10.6%	Lower
			Exit Multiple - EBITDA	0.1x - 17.0x	9.7x	Higher
			Exit Capitalization Rate	2.0% - 27.0%	5.9%	Lower
		Third Party Pricing	N/A
		Transaction Price	N/A
		Other	N/A
Debt Instruments	79,381	Discounted Cash Flows	Discount Rate	7.1% - 58.2%	12.1%	Lower
		Third Party Pricing	N/A
		Transaction Price	N/A
		Other	N/A
Assets of Consolidated CLO Vehicles	296,741	Third Party Pricing	N/A

Total Investments of Consolidated Blackstone Funds	1,050,272
Corporate Treasury Investments	29,289	Discounted Cash Flows	Discount Rate	3.2% - 7.1%	5.7%	Lower
		Market Comparable Companies	EBITDA Multiple	6.2x - 8.8x	8.1x	Higher
		Third Party Pricing	N/A
Loans and Receivables	500,751	Discounted Cash Flows	Discount Rate	5.2% - 9.8%	7.7%	Lower
		Transaction Price	N/A

	$1,580,312

N/A	Not applicable.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA and forward EBITDA multiples.
Third Party Pricing	Third Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.
Transaction Price	Includes recent acquisitions or transactions.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.
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

18
7

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Level III Financial Assets at Fair Value
	Year Ended December 31,
	2020				2019
	Investments of	Loans			Investments of	Loans
	Consolidated	and	Other		Consolidated	and	Other
	Funds	Receivables	Investments (a)	Total	Funds	Receivables	Investments (a)	Total
Balance, Beginning of Period	$1,050,272	$500,751	$29,289	$1,580,312	$1,364,016	$304,173	$56,185	$1,724,374
Transfer In (Out) Due to Deconsolidation	(296,741)	—	39,875	(256,866)	—	—	—	—
Transfer In to Level III (b)	22,794	—	24,903	47,697	154,046	—	29,941	183,987
Transfer Out of Level III (b)	(42,283)	—	(30,089)	(72,372)	(507,546)	—	(40,426)	(547,972)
Purchases	203,268	709,799	9,632	922,699	510,516	1,037,019	18,816	1,566,351
Sales	(116,250)	(647,336)	(33,278)	(796,864)	(536,156)	(834,145)	(34,905)	(1,405,206)
Issuances	—	64,863	—	64,863	—	—	—	—
Settlements	—	(40,691)	—	(40,691)	—	(21,262)	—	(21,262)
Changes in Gains (Losses) Included in Earnings	37,250	(6,307)	5,826	36,769	65,396	14,966	(322)	80,040

Balance, End of Period	$858,310	$581,079	$46,158	$1,485,547	$1,050,272	$500,751	$29,289	$1,580,312

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$38,678	$(7,135)	$6,783	$38,326	$33,721	$(6,533)	$588	$27,776

(a)	Represents corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
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
During the year ended December 31, 2020, Blackstone determined that it was no longer the primary beneficiary and deconsolidated nine CLO vehicles as a result of an ownership reorganization and the ongoing decline in Blackstone’s economic exposure to these vehicles. Following the ownership reorganization, there are no remaining consolidated CLO vehicles. As of the date of deconsolidation, Blackstone’s Total Assets, Total Liabilities and
Non-Controlling
Interests in Consolidated Entities were reduced by $6.8 billion, $6.6 billion and $216.3 million, respectively. Blackstone will continue to receive management fees and Performance Allocations from these vehicles following the dilution of its ownership interests.

18
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
non-consolidated
VIEs were as follows:

	December 31, 2020	December 31, 2019
Investments	$1,307,292	$1,216,932
Due from Affiliates	262,815	143,949
Potential Clawback Obligation	38,679	109,240

Maximum Exposure to Loss	$1,608,786	$1,470,121

Amounts Due to Non-Consolidated VIEs	$241	$231

10.	Repurchase Agreements
At December 31, 2020 and 2019, Blackstone pledge
d
 securities with a carrying value of $110.8 million and $196.1 million, respectively, and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.
The following tables provide information regarding Blackstone’s Repurchase Agreements obligation by type of collateral pledged:

	December 31, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$15,345	$32,759	$28,704	$76,808

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 12. “Offsetting of Assets and Liabilities”					$76,808

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 12. “Offsetting of Assets and Liabilities”					$—

	December 31, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$42,459	$88,868	$22,791	$154,118

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 12. “Offsetting of Assets and Liabilities”					$154,118

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 12. “Offsetting of Assets and Liabilities”					$—

1
89

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

11. Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities
Other Assets consists of the following:

	December 31,
	2020	2019
Furniture, Equipment and Leasehold Improvements	$526,075	$417,373
Less: Accumulated Depreciation	(294,268)	(262,891)

Furniture, Equipment and Leasehold Improvements, Net	231,807	154,482
Prepaid Expenses	105,248	159,333
Freestanding Derivatives	126,022	54,396
Other	17,945	14,282

	$481,022	$382,493

Depreciation expense of $35.1 million, $26.3 million and $23.9 million related to furniture, equipment and leasehold improvements for the years ended December 31, 2020, 2019 and 2018, respectively, is included in General, Administrative and Other in the Consolidated Statements of Operations.
Accounts Payable, Accrued Expenses and Other Liabilities includes $0.6 million and $2.2 million as of December 31, 2020 and 2019, respectively, relating to redemptions that were legally payable to investors of the consolidated Blackstone Funds and $33.2 million and $298.3 million, respectively, of payables relating to unsettled purchases.

12.	Offsetting of Assets and Liabilities
The following tables present the offsetting of assets and liabilities as of December 31, 2020 and 2019:

	December 31, 2020
	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments (a)	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$126,564	$114,673	$53	$11,838

19
0

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31, 2020
	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments (a)	Cash Collateral Pledged	Net Amount
Liabilities
Freestanding Derivatives	$202,188	$174,623	$19,194	$8,371
Repurchase Agreements	76,808	76,808	—	—

	$278,996	$251,431	$19,194	$8,371

	December 31, 2019
	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments (a)	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$54,479	$380	$—	$54,099

	December 31, 2019
	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments (a)	Cash Collateral Pledged	Net Amount
Liabilities
Freestanding Derivatives	$10,215	$380	$9,198	$637
Repurchase Agreements	154,118	154,118	—	—

	$164,333	$154,498	$9,198	$637

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

19
1

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Notional Pooling Arrangement
Blackstone has a notional cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of December 31, 2020, the aggregate cash balance on deposit relating to the cash pooling arrangement was $918.2 million, which was offset with an accompanying overdraft of $915.8 million.

13.	Borrowings
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
On November 24, 2020, Blackstone, through the Issuer, entered into an amended and restated $2.25 billion revolving credit facility (the “Credit Facility”) with Citibank, N.A., as administrative agent, and the lenders party thereto. The amendment and restatement, among other things, increased the amount of available borrowings and extended the maturity date from September 21, 2023 to November 24, 2025.
Included within Loans Payable and Due to Affiliates within the Consolidated Statements of Financial Condition are amounts due to holders of debt securities issued by Blackstone’s consolidated CLO vehicles. During the year ended December 31, 2020, Blackstone deconsolidated nine CLO vehicles. See Note 9. “Variable Interest Entities” for additional details.
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

19
2

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31,
	2020			2019
	Credit Available	Borrowing Outstanding	Effective Interest Rate	Credit Available	Borrowing Outstanding	Effective Interest Rate
Revolving Credit Facility (a)	$2,250,000	$—	—	$1,600,000	$—	—
Blackstone Issued Senior Notes (b)
4.750%, Due 2/15/2023	400,000	400,000	5.08%	400,000	400,000	5.08%
2.000%, Due 5/19/2025	366,480	366,480	2.22%	336,390	336,390	2.12%
1.000%, Due 10/5/2026	732,960	732,960	1.18%	672,780	672,780	1.13%
3.150%, Due 10/2/2027	300,000	300,000	3.30%	300,000	300,000	3.30%
1.500%, Due 4/10/2029	732,960	732,960	1.63%	672,780	672,780	1.70%
2.500%, Due 1/10/2030	500,000	500,000	2.74%	500,000	500,000	2.71%
1.600%, Due 3/30/2031	500,000	500,000	1.70%	—	—	—
6.250%, Due 8/15/2042	250,000	250,000	6.65%	250,000	250,000	6.65%
5.000%, Due 6/15/2044	500,000	500,000	5.16%	500,000	500,000	5.16%
4.450%, Due 7/15/2045	350,000	350,000	4.56%	350,000	350,000	4.56%
4.000%, Due 10/2/2047	300,000	300,000	4.20%	300,000	300,000	4.20%
3.500%, Due 9/10/2049	400,000	400,000	3.61%	400,000	400,000	3.61%
2.800%, Due 9/30/2050	400,000	400,000	2.88%	—	—	—

	7,982,400	5,732,400		6,281,950	4,681,950
Blackstone Fund Facilities (c)	99	99	1.63%	113	113	3.68%
CLO Vehicles (d)	—	—	—	6,859,535	6,859,535	3.55%

	$7,982,499	$5,732,499		$13,141,598	$11,541,598

(a)
The Issuer has a credit facility with Citibank, N.A., as Administrative Agent in the amount of $2.25 billion with a maturity date of November 24, 2025. Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee of 0.06%. The margin above adjusted LIBOR used to calculate the interest on borrowings was 0.75% as of December 31, 2020 and 2019. The margin is subject to change based on Blackstone’s credit rating. Borrowings may also be made in U.K. sterling, euros, Swiss francs, Japanese yen or Canadian dollars, in each case subject to certain sub-limits.
The Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee-earning
assets under management, each tested quarterly. As of December 31, 2020, Blackstone had a $10.0 million outstanding but undrawn letter of credit against the Credit Facility. The amount Blackstone can draw from the Credit Facility is reduced by the undrawn letter of credit.

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

19
3

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

The following table presents the general characteristics of each of Blackstone’s notes, as well as their carrying value and fair value. The notes are included in Loans Payable within the Consolidated Statements of Financial Condition. All of the notes were issued at a discount. All of the notes accrue interest from the issue date thereof and all pay interest in arrears on a semi-annual
basis or annual basis.

	December 31,
	2020		2019
Senior Notes	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
4.750%, Due 2/15/2023	$397,385	$434,400	$396,247	$429,280
2.000%, Due 5/19/2025	362,947	398,620	332,393	365,521
1.000%, Due 10/5/2026	724,646	770,707	664,229	691,012
3.150%, Due 10/2/2027	297,387	332,370	297,046	309,540
1.500%, Due 4/10/2029	728,054	805,744	667,425	708,841
2.500%, Due 1/10/2030	490,745	538,200	489,841	493,500
1.600%, Due 3/30/2031	495,100	497,950	—	—
6.250%, Due 8/15/2042	238,668	372,250	238,437	338,200
5.000%, Due 6/15/2044	489,201	684,800	488,968	606,700
4.450%, Due 7/15/2045	344,282	449,645	344,157	396,235
4.000%, Due 10/2/2047	290,533	364,590	290,344	321,780
3.500%, Due 9/10/2049	391,925	460,120	391,769	399,961
2.800%, Due 9/30/2050	393,681	406,280	—	—

	$5,644,554	$6,515,676	$4,600,856	$5,060,570

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.

19
4

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Borrowings through the consolidated CLO vehicles consisted of the following:

	December 31,
	2020			2019
	Borrowing Outstanding	Effective Interest Rate	Weighted- Average Remaining Maturity in Years	Borrowing Outstanding	Effective Interest Rate		Weighted- Average Remaining Maturity in Years (a)
Senior Secured Notes	$—	—	—	$6,527,800	3.55%		3.5
Subordinated Notes	—	—	—	331,735	(b	)	N/A

	$—			$6,859,535

(a)	Weighted-Average Remaining Maturity in Years for Senior Secured Notes includes consideration of pre-payment options.
(b)	The Subordinated Notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the CLO vehicles.
Senior Secured Notes and Subordinated Notes comprise the following amounts:

	December 31,
	2020			2019
		Amounts Due to Non- Consolidated Affiliates			Amounts Due to Non- Consolidated Affiliates
	Fair Value	Borrowing Outstanding	Fair Value	Fair Value	Borrowing Outstanding	Fair Value
Senior Secured Notes	$—	$—	$—	$6,512,733	$57,750	$57,717
Subordinated Notes	—	—	—	45,273	44,734	20,535

	$—	$—	$—	$6,558,006	$102,484	$78,252

The Loans Payable of the consolidated CLO vehicles are collateralized by assets held by each respective CLO vehicle and assets of one vehicle may not be used to satisfy the liabilities of another. This collateral consisted of Cash, Corporate Loans, Corporate Bonds and other securities. As of December 31, 2019, the fair value of the consolidated CLO assets was $7.2 billion.
As part of Blackstone’s borrowing arrangements, Blackstone is subject to certain financial and operating covenants. Blackstone was in compliance with all of its loan covenants as of December 31, 2020.

19
5

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Scheduled principal payments for borrowings at December 31, 2020 were as follows:

	Operating Borrowings	Blackstone Fund Facilities	Total Borrowings
2021	$—	$99	$99
2022	—	—	—
2023	400,000	—	400,000
2024	—	—	—
2025	366,480	—	366,480
Thereafter	4,965,920	—	4,965,920

	$5,732,400	$99	$5,732,499

14.	Leases
Blackston
e
 enters into
non-cancelable
lease and sublease agreements primarily for office space, which expire on various dates through 2030. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord, and are recognized on a straight-line basis over the term of the lease agreement. Rent expense includes base contractual rent and variable costs such as building expenses, utilities, taxes and insurance. At December 31, 2020 and 2019, Blackstone maintained irrevocable standby letters of credit and cash deposits as security for the leases of $8.8 million and $7.5 million, respectively. As of December 31, 2020, the weighted-average remaining lease term was 6.6 years, and the weighted-average discount rate was 2.0%.
The components of lease expense were as follows:

	Year Ended December 31,
	2020	2019
Operating Lease Cost (a)
Straight-Line Lease Cost (b)	$107,970	$90,640
Variable Lease Cost	15,426	14,574
Sublease Income	(2,191)	(796)

	$121,205	$104,418

(a)	Rent expense for the year ended December 31, 2018, was $109.9 million.
(b)	Straight-line lease cost includes short-term leases, which are immaterial.
Supplemental cash flow information related to leases were as follows:

	Year Ended December 31,
	2020	2019
Operating Cash Flows for Operating Leases	$102,364	$94,854
Non-Cash Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	153,433	10,053

19
6

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table shows the undiscounted cash flows on an annual basis for Operating Lease Liabilities as of December 31, 2020:

2021	$91,947
2022	104,746
2023	101,963
2024	87,961
2025	91,797
Thereafter	182,422

Total Lease Payments (a)	660,836
Less: Imputed Interest	(39,992)

Present Value of Operating Lease Liabilities	$620,844

(a)	Excludes $15.9 million of lease payments for signed leases that have not yet commenced.

15.	Income Taxes
The Income Before Provision (Benefit) for Taxes consists of the following:

	Year Ended December 31,
	2020	2019	2018
Income Before Provision (Benefit) for Taxes
U.S. Domestic Income	$2,311,734	$3,547,292	$3,308,202
Foreign Income	305,786	270,723	204,739

	$2,617,520	$3,818,015	$3,512,941

The Provision (Benefit) for Taxes consists of the following:

	Year Ended December 31,
	2020	2019	2018
Current
Federal Income Tax	$163,227	$74,611	$73,525
Foreign Income Tax	38,914	38,098	42,128
State and Local Income Tax	66,355	19,267	53,961

	268,496	131,976	169,614

Deferred
Federal Income Tax	86,958	(222,790)	59,924
Foreign Income Tax	870	312	(2,518)
State and Local Income Tax	(310)	42,550	22,370

	87,518	(179,928)	79,776

Provision (Benefit) for Taxes	$356,014	$(47,952)	$249,390

The following table summarizes Blackstone’s tax position:

	Year Ended December 31,
	2020	2019	2018
Income Before Provision (Benefit) for Taxes	$2,617,520	$3,818,015	$3,512,941
Provision (Benefit) for Taxes	$356,014	$(47,952)	$249,390
Effective Income Tax Rate	13.6%	-1.3%	7.1%

19
7

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

				2020	2019
	Year Ended December 31,			vs.	vs.
	2020	2019	2018	2019	2018
Statutory U.S. Federal Income Tax Rate	21.0%	21.0%	21.0%	—	—
Income Passed Through to Common Shareholders and Non-Controlling Interest Holders (a)	-8.6%	-13.5%	-15.5%	4.9%	2.0%
State and Local Income Taxes	2.4%	1.6%	1.8%	0.8%	-0.2%
Foreign Income Taxes	-1.2%	-0.6%	-0.3%	-0.6%	-0.3%
Change to a Taxable Corporation	1.4%	-10.3%	—	11.7%	-10.3%
Change in Valuation Allowance (b)	-2.8%	-0.8%	—	-2.0%	-0.8%
Other	1.4%	1.3%	0.1%	0.1%	1.2%

Effective Income Tax Rate	13.6%	-1.3%	7.1%	14.9%	-8.4%

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
The termination of the status of Blackstone as a Partnership in the Conversion has been treated as a change in tax status under GAAP guidance on accounting for income taxes. These rules require that the deferred tax effects of a change in tax status be recorded to income from continuing operations on the date the Partnership status terminates. Blackstone has calculated the estimated effect of the change in tax status to be a tax benefit of approximately $394.8 million, net of a valuation allowance of approximately $648.2 million for the year ended December 31, 2019.
The Conversion resulted in a
step-up
in the tax basis of certain assets that will be recovered as those assets are sold or the basis is amortized. During 2020, Blackstone filed its 2019 tax returns and an adjustment was made to its Conversion related tax basis step-up
resulting in an increase in a tax expense.
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

19
8

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Further, the Tax Reform Bill included a
one-time
deemed repatriation on undistributed foreign earnings and profits (referred to as the transition tax), which was not material to Blackstone.
The Tax Reform Bill also established new tax laws that became effective with the tax year beginning January 1, 2018, including, but not limited to, a new provision designed to tax global intangible low-taxed
income, a tax determined by base erosion and
anti-tax
abuse tax benefits from certain payments between a U.S. corporation and foreign subsidiaries and interest expense limitation. The net effect on the 2018 provision for income taxes for these provisions were immaterial.
Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	December 31,
	2020	2019
Deferred Tax Assets
Investment Basis Differences/Net Unrealized Gains and Losses	$1,789,699	$1,712,982
Other	11,102	5,342

Total Deferred Tax Assets Before Valuation Allowance	1,800,801	1,718,324
Valuation Allowance	(558,225)	(629,019)

Total Net Deferred Tax Assets	1,242,576	1,089,305

Deferred Tax Liabilities
Investment Basis Differences/Net Unrealized Gains and Losses	18,733	20,267
Other	6,624	—

Total Deferred Tax Liabilities	25,357	20,267

Net Deferred Tax Assets	$1,217,219	$1,069,038

The increase in the deferred tax asset balance from the prior year end is primarily due to Blackstone recognizing an additional step-up
in the tax basis of certain assets and recording corresponding deferred tax benefits, net of valuation allowances, resulting from the quarterly purchase and subsequent exchanges of Blackstone Holdings Partnership units for Class A common shares of The Blackstone Group Inc. during the year ended December 31, 2020. Realization of tax benefits depends on the expectation and character of taxable income within a certain period of time. The timing of realizability for certain deferred tax assets is determined by reference to the amortization and depreciation periods of the underlying tax basis of assets and ranges from 15 to 40 years. Blackstone has considered these amortization and depreciation periods as well as the character of income in evaluating whether it should establish valuation allowances. In addition, Blackstone has no taxable loss carryforward at December 31, 2020.
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

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Blackstone files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, Blackstone is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2020, Blackstone’s U.S. federal income tax returns for the years 2017 through 2019 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2016 through 2019. Certain subsidiaries’ tax returns for the years 2008 through 2018 are currently subject to examination by various regulators. Blackstone believes that during 2021, certain tax examinations have a reasonable possibility of being completed and does not expect the results of these examinations to have a material impact on the consolidated financial statements.
Blackstone’s unrecognized tax benefits, excluding related interest and penalties, were:

	December 31,
	2020	2019	2018
Unrecognized Tax Benefits—January 1	$24,958	$20,864	$11,454
Additions for Tax Positions of Prior Years	7,959	4,908	9,671
Reductions for Tax Positions of Prior Years	—	—	(323)
Settlements	—	(829)	—
Exchange Rate Fluctuations	16	15	62

Unrecognized Tax Benefits—December 31	$32,933	$24,958	$20,864

If recognized, the above tax benefits of $32.9 million and $25.0 million for the years ended December 31, 2020 and 2019, respectively, would reduce the annual effective rate. Blackstone does not believe that it will have a material increase or decrease in its unrecognized tax benefits during the coming year.
The unrecognized tax benefits are recorded in Accounts Payable, Accrued Expense and Other Liabilities in the Consolidated Statements of Financial Condition.
Blackstone recognizes interest and penalties accrued related to unrecognized tax benefits in General, Administrative and Other Expenses. During the years ended December 31, 2020, 2019 and 2018, $1.3 million, $0.5 million and $1.8 million of interest expense were accrued (reversed), respectively. During the years ended December 31, 2020, 2019 and 2018, no penalties were accrued.
Other Income — Change in Tax Receivable Agreement Liability
In 2020 and 2019, the $(35.4) million and $161.6 million, respectively, Change in Tax Receivable Agreement Liability was primarily attributable to a change in tax rates and the Conversion.

20
0

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

16.	Earnings Per Share and Stockholder’s Equity
Earnings Per Share
Basic and diluted net income per share of Class A common stock for the years ended December 31, 2020, 2019 and 2018 was calculated as follows:

	Year Ended December 31,
	2020	2019	2018
Net Income for Per Share of Class A Common Stock Calculations
Net Income Attributable to The Blackstone Group Inc., Basic	$1,045,363	$2,049,682	$1,541,788
Incremental Net Income from Assumed Exchange of Blackstone Holdings Partnership Units	—	—	1,185,799

Net Income Attributable to The Blackstone Group Inc., Diluted	$1,045,363	$2,049,682	$2,727,587

Shares/Units Outstanding
Weighted-Average Shares of Class A Common Stock Outstanding, Basic	696,933,548	675,900,466	678,850,245
Weighted-Average Shares of Unvested Deferred Restricted Class A Common Stock	324,748	267,385	226,487
Weighted-Average Blackstone Holdings Partnership Units	—	—	527,886,114

Weighted-Average Shares of Class A Common Stock Outstanding, Diluted	697,258,296	676,167,851	1,206,962,846

Net Income Per Share of Class A Common Stock
Basic	$1.50	$3.03	$2.27

Diluted	$1.50	$3.03	$2.26

Dividends Declared Per Share of Class A Common Stock (a)	$1.91	$1.92	$2.42

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
The following table summarizes the anti-dilutive securities for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Weighted-Average Blackstone Holdings Partnership Units	504,221,914	524,211,887	—
Stockholder’s Equity
In connection with the Conversion, effective July 1, 2019, each common unit of the Partnership outstanding immediately prior to the Conversion converted into one issued and outstanding, fully paid and nonassessable share of Class A common stock, $0.00001 par value per share, of the Company. The special voting unit of the

20
1

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
In connection with the Conversion, the Company authorized 9 billion shares of preferred stock with a par value of $0.00001. There were no shares of preferred stock issued and outstanding as of December 31, 2020.
In connection with the share reclassification, effective February 2
6
, 2021, the Certificate of Incorporation of The Blackstone Group Inc. was amended and restated to: (a) rename the Class A common stock as “Common Stock,” which has the same rights and powers (including, without limitation, with respect to voting) that Blackstone’s Class A common stock formerly had, (b) reclassify the “Class B common stock” into a new “Series I Preferred Stock,” which has the same rights and powers that the Class B common stock formerly had, and (c) reclassify the Class C common stock into a new “Series II Preferred Stock,” which has the same rights and powers that the Class C common stock formerly had.
Under Blackstone’s certificate of incorporation and Delaware law, holders of Blackstone’s common stock are entitled to vote, together with holders of Blackstone’s Series I preferred stock, voting as a single class, on a number of significant matters, including certain sales, exchanges or other dispositions of all or substantially all of Blackstone’s assets, a merger, consolidation or other business combination, the removal of the Series II Preferred Stockholder and forced transfer by the Series II Preferred Stockholder of its shares of Series II preferred stock and the designation of a successor Series II Preferred Stockholder. The Series II Preferred Stockholder elects the Company’s directors. Holders of Blackstone’s Series I preferred stock and Series II preferred stock are not entitled to dividends from the Company, or receipt of any of the Company’s assets in the event of any dissolution, liquidation or winding up. Blackstone Partners L.L.C. is the sole holder of the Series I preferred stock and Blackstone Group Management L.L.C. is the sole holder of the Series II preferred stock.
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
During the year ended December 31, 2018, Blackstone repurchased 16.0 million shares of Blackstone Class A common stock at a total cost of $541.5 million. During the year ended December 31, 2019, Blackstone repurchased 12.8 million shares of Blackstone Class A common stock at a total cost of $561.9 million. During the year ended December 31, 2020, Blackstone repurchased 9.0 million shares of Blackstone Class A common stock at a total cost of $474.0 million. As of December 31, 2020, the amount remaining available for repurchases under the program was $307.2 million.

20
2

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Shares Eligible for Dividends and Distributions
As of December 31, 2020, the total shares of Class A common stock and Blackstone Holdings Partnership Units entitled to participate in dividends and distributions were as follows:

Shares/Units
Class A Common Stock Outstanding	683,875,544
Unvested Participating Common Stock	20,084,245

Total Participating Common Stock	703,959,789
Participating Blackstone Holdings Partnership Units	496,060,455

1,200,020,244

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
For the years ended December 31, 2020, 2019 and 2018 Blackstone recorded compensation expense of $438.3 million, $417.1 million, and $366.9 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $51.5 million, $47.8 million, and $59.0 million, respectively.
As of December 31, 2020, there was $1.1 billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 3.5 years.
Total vested and unvested outstanding shares, including Blackstone Class A common stock, Blackstone Holdings Partnership Units and deferred restricted shares of Class A common stock, were 1,200,240,078 as of December 31, 2020. Total outstanding phantom shares were 72,077 as of December 31, 2020.
A summary of the status of Blackstone’s unvested equity-based awards as of December 31, 2020 and of changes during the period January 1, 2020 through December 31, 2020 is presented below:

	Blackstone Holdings		The Blackstone Group Inc.
			Equity Settled Awards		Cash Settled Awards
Unvested Shares/Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Shares of Class A Common Stock	Weighted- Average Grant Date Fair Value	Phantom Shares	Weighted- Average Grant Date Fair Value
Balance, December 31, 2019	32,159,218	$36.25	8,969,736	$35.26	51,341	$52.85
Granted	—	—	14,648,390	45.69	24,825	57.45
Vested	(8,126,156)	38.79	(3,489,278)	35.39	(9,657)	54.15
Forfeited	(261,926)	41.75	(616,814)	37.90	(1,225)	60.42

Balance, December 31, 2020	23,771,136	$36.33	19,512,034	$42.60	65,284	$60.42

20
3

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Shares/Units Expected to Vest
The following unvested shares and units, after expected forfeitures, as of December 31, 2020, are expected to vest:

	Shares/Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	21,536,825	2.8
Deferred Restricted Shares of Class A Common Stock	16,656,484	3.3

Total Equity-Based Awards	38,193,309	3.0

Phantom Shares	52,476	3.0

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
The fair values of deferred restricted shares of Class A common stock have been derived based on the closing price of Blackstone’s Class A common stock on the date of the grant, multiplied by the number of unvested awards and expensed over the assumed service period, which ranges from 1 to 5 years. Additionally, the calculation of the compensation expense assumes forfeiture rates based on historical turnover rates, ranging from 1.0% to 12.8% annually by employee class, and a per share discount, ranging from $0.99 to $9.74.
The phantom shares vest over the assumed service period, which ranges from 1 to 5 years. On each such vesting date, Blackstone delivered or will deliver cash to the holder in an amount equal to the number of phantom shares held multiplied by the then fair market value of Blackstone’s Class A common stock on such date. Additionally, the calculation of the compensation expense assumes a forfeiture rate based on a historical turnover rate of 9.5% annually by employee class. Blackstone is accounting for these cash settled awards as a liability.
Blackstone paid $0.4 million, $0.4 million and $0.2 million to non-senior
managing director employees in settlement of phantom shares for the years ended December 31, 2020, 2019 and 2018, respectively.
Blackstone Holdings Partnership Units
Blackstone has granted deferred restricted Blackstone Holdings Partners Units to certain newly hired and pre-existing
senior managing directors. Holders of deferred restricted Blackstone Holdings Partnership Units are not entitled to any voting rights.
The fair values of deferred restricted Blackstone Holdings Partnership Units have been derived based on the closing price of Blackstone’s common units on the date of the grant, multiplied by the number of unvested awards and expensed over the assumed service period, which ranges from 1 to 5 years. Additionally, the calculation of the compensation expense assumes a forfeiture rate of 6.1%, based on historical experience.

20
4

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

18.    Related Party Transactions
Affiliate Receivables and Payables
Due from Affiliates and Due to Affiliates consisted of the following:

	December 31,
	2020	2019
Due from Affiliates
Management Fees, Performance Revenues, Reimbursable Expenses and Other Receivables from Non-Consolidated Entities and Portfolio Companies	$2,637,055	$1,999,568
Due from Certain Non-Controlling Interest Holders and Blackstone Employees	548,897	573,679
Accrual for Potential Clawback of Previously Distributed Performance Allocations	35,563	21,626

	$3,221,515	$2,594,873

	December 31,
	2020	2019
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$857,523	$672,981
Due to Non-Consolidated Entities	107,410	100,286
Due to Note-Holders of Consolidated CLO Vehicles	—	78,252
Due to Certain Non-Controlling Interest Holders and Blackstone Employee s	61,539	48,433
Accrual for Potential Repayment of Previously Received Performance Allocations	108,569	126,919

	$1,135,041	$1,026,871

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties
The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of December 31, 2020 and 2019, such investments aggregated $1.1 billion and $969.3 million, respectively. Their share of the Net Income Attributable to Redeemable
Non-Controlling
and
Non-Controlling
Interests in Consolidated Entities aggregated $65.2 million, $78.1 million and $63.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Loans to Affiliates
Loans to affiliates consist of interest bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $5.5 million, $7.0 million and $5.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Contingent Repayment Guarantee
Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for

20
5

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling
interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of December 31, 2020. See Note 19. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback).”
Aircraft and Other Services
In the normal course of business, Blackstone makes use of aircraft owned by Stephen A. Schwarzman, aircraft owned by Jonathan D. Gray, and aircraft owned jointly by Joseph P. Baratta and two other individuals (each such aircraft, “Personal Aircraft”). Each of Messrs. Schwarzman, Gray and Baratta paid for his respective ownership interest in his Personal Aircraft himself and bears his respective share of all operating, personnel and maintenance costs associated with the operation of such Personal Aircraft. The payments Blackstone makes for the use of the Personal Aircraft are based on current market rates.
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
Tax Receivable Agreements
Blackstone used a portion of the proceeds from the IPO and other sales of shares to purchase interests in the predecessor businesses from the predecessor owners. In addition, holders of Blackstone Holdings Partnership Units may exchange their Blackstone Holdings Partnership Units for shares of Blackstone common stock on a one-for-one
basis. The purchase and subsequent exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Blackstone Holdings and therefore reduce the amount of tax that Blackstone would otherwise be required to pay in the future.
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
Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $857.5 million over the next 15 years. The after-tax
net present value of these estimated payments totals $249.2 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO
owners and the others mentioned above. Subsequent to December 31, 2020, payments totaling $52.0 million were made to certain pre-IPO
owners and others mentioned above in accordance with the tax receivable agreement and related to tax benefits Blackstone received for the 2019 taxable year.

20
6

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Amounts related to the deferred tax asset resulting from the increase in tax basis from the exchange of Blackstone Holdings Partnership Units to shares of Blackstone common stock, the resulting remeasurement of net deferred tax assets at the Blackstone ownership percentage at the balance sheet date, the due to affiliates for the future payments resulting from the tax receivable agreements and resulting adjustment to partners’ capital are included as Acquisition of Ownership Interests from
Non-Controlling
Interest Holders in the Supplemental Disclosure of
Non-Cash
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
19.    Commitments and Contingencies
Commitments
Investment Commitments
Blackstone had $3.8 billion of investment commitments as of December 31, 2020 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments, including loan commitments. The consolidated Blackstone Funds had signed investment commitments of $140.2 million as of December 31, 2020 which includes $70.1 million of signed investment commitments for portfolio company acquisitions in the process of closing.
Regulated Entities
Certain U.S. and
non-U.S.
entities are subject to various investment adviser and other financial regulatory rules and requirements that may include minimum net capital requirements. These entities have continuously operated in excess of these requirements. This includes a number of U.S. entities that are registered as investment advisers with the SEC.
These regulatory capital requirements may restrict Blackstone’s ability to withdraw capital from its entities. At December 31, 2020, $57.8 million of net assets of consolidated entities may be restricted as to the payment of cash dividends and advances to Blackstone.
Contingencies
Guarantees
Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the on-going
business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to Blackstone to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, Blackstone’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $25.1 million as of December 31, 2020.
The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to The Blackstone Group International Partners LLP. The amount guaranteed as of December 31, 2020 was $218.5 million.

20
7

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

During the period ended December 31, 2020, Blackstone provided a short-term guarantee supporting the purchase of loans from warehousing provided by third party banks related to the launch of a non-consolidated
credit fund. As of December 31, 2020, this warehousing vehicle purchased $442.5 million of loans with a fair value of $443.8 million, a $1.3 million gain. As of January 7, 2021, the product’s fundraising threshold under the warehouse had been met releasing Blackstone as primary obligor under the ongoing purchase guarantee. Blackstone will continue to be secondarily liable under the purchase guarantee through June 30, 2021.
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
In December 2017, a purported derivative suit (Mayberry v. KKR & Co., L.P., et al.) was filed in the Commonwealth of Kentucky Franklin County Circuit Court on behalf of the Kentucky Retirement System (“KRS”) by eight of its members and beneficiaries alleging various breaches of fiduciary duty and other violations of Kentucky state law in connection with KRS’s investment in three hedge funds of funds, including a fund managed by Blackstone Alternative Asset Management L.P. (“BAAM L.P.”). The suit named more than 30 defendants, including The Blackstone Group L.P.; BAAM L.P.; Stephen A. Schwarzman, as Chairman and CEO of Blackstone; and J. Tomilson Hill, as then-Vice Chairman of Blackstone and CEO of BAAM L.P. (collectively, the “Blackstone Defendants”). Aside from the Blackstone Defendants, the action also named current and former KRS trustees and former KRS officers and various other service providers to KRS and their related persons.
The plaintiffs filed an amended complaint in January 2018. In November 2018, the Circuit Court granted one defendant’s motion to dismiss and denied all other defendants’ motions to dismiss, including those of the Blackstone Defendants. In January 2019, certain of the KRS trustee and officer defendants noticed appeals from the denial of the motions to dismiss to the Kentucky Court of Appeals, and also filed a motion to stay the Mayberry proceedings in Circuit Court pending the outcome of those appeals. In addition, several defendants, including the Blackstone Defendants, filed petitions in the Kentucky Court of Appeals for a writ of prohibition against the ongoing Mayberry proceedings on the ground that the plaintiffs lack standing. In April 2019, the KRS trustee and officer defendants’ appeals were transferred to the Kentucky Supreme Court.
On April 23, 2019, the Kentucky Court of Appeals granted the Blackstone Defendants’ petition for a writ of prohibition and vacated the Circuit Court’s November 30, 2018 Opinion and Order denying the motion to dismiss for lack of standing. On April 24, 2019, the Mayberry Plaintiffs filed a notice of appeal of that order to the Kentucky Supreme Court.
On July 9, 2020, the Kentucky Supreme Court unanimously held that the plaintiffs lack constitutional standing to bring their claims and remanded the case to the Circuit Court with direction to dismiss the complaint. On July 20, 2020, the Kentucky Attorney General filed a motion to intervene and a proposed intervening complaint in the Mayberry action on behalf of the Commonwealth of Kentucky. The Blackstone Defendants filed an objection to that motion on July 30, 2020. On July 21, 2020, the Kentucky Attorney General also filed a separate action in Franklin County Circuit Court that is nearly identical to its proposed intervening complaint. In addition, on July 29, 2020, counsel for certain of the Mayberry Plaintiffs filed a motion for leave to amend their complaint, purporting to remedy the standing defects identified by the Kentucky Supreme Court. On December 28, 2020, the Circuit

20
8

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Court dismissed the Mayberry Plaintiffs’ complaint for lack of standing, denied the Mayberry Plaintiffs’ motion for leave to amend, and granted the Attorney General’s motion to intervene over the defendants’ objections. On January 11, 2021, the Circuit Court ordered the Attorney General to file an amended complaint in the purported derivative suit by February 1, 2021. On January 29, 2021, the Attorney General moved for an extension of time to file its amended complaint.
 On February 18, 2021, the Circuit Court granted the Attorney General’s request and ordered the Attorney General to file such amended complaint by April 12, 2021.
On December 31, 2020, three potentially new derivative plaintiffs brought a motion in the Circuit Court for leave to file a third amended complaint. The new derivative plaintiffs allege they have standing and seek to press the Mayberry Plaintiffs’ case. On January 11, 2021, the Circuit Court concluded that the motion to amend was not ripe and ordered the three potentially new derivative plaintiffs to file a motion to intervene by no later than February 11, 2021.
 On February 1, 2021, the three potentially new derivative plaintiffs filed a motion to intervene in the purported derivative suit. On February 18, 2021, the Circuit Court ordered the Blackstone Defendants, along with any other party that opposes the potentially new derivative plaintiffs’ motion to intervene, to respond to the motion to intervene by March 2, 2021.
On January 6, 2021, the three potentially new derivative plaintiffs also filed a separate derivative

action that is substantially the same as the amended complaint they seek to file in the original derivative action. On February 12, 2021, the Circuit Court stayed the defendants’ response deadline pending resolution of the three potentially new derivative plaintiffs’ motion to intervene in the purported derivative action.
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
The following table presents the clawback obligations by segment:

	December 31,
	2020			2019
Segment	Blackstone Holdings	Current and Former Personnel (a)	Total	Blackstone Holdings	Current and Former Personnel (a)	Total
Real Estate	$28,283	$17,102	$45,385	$16,151	$10,597	$26,748
Private Equity	41,722	(8,623)	33,099	82,276	2,860	85,136
Credit & Insurance	13,935	16,150	30,085	6,866	8,169	15,035

	$83,940	$24,629	$108,569	$105,293	$21,626	$126,919

(a)	The split of clawback between Blackstone Holdings and Current and Former Personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.

20
9

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

For Private Equity, Real Estate, and certain Credit & Insurance Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Consolidated Financial Statements of Blackstone, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At December
 31, 2020, $825.1 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.
In the Credit & Insurance segment, payment of Performance Allocations to Blackstone by the majority of the stressed/distressed, mezzanine and credit alpha strategies funds are substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.
If, at December 31, 2020, all of the investments held by Blackstone’s carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $4.0 billion, on an after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $3.8 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.
20. Segment Reporting
Blackstone transacts its primary business in the United States and substantially all of its revenues are generated domestically.
Blackstone conducts its alternative asset management businesses through four segments:

•
Real Estate – Blackstone’s Real Estate segment primarily comprises its management of global, Europe and Asia-focused opportunistic real estate funds, high-yield and high-grade real estate debt funds, liquid real estate debt funds, core+ real estate funds, which also include a non-listed REIT, and a NYSE-listed REIT.

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

•
Credit & Insurance – Blackstone’s Credit & Insurance segment consists principally of Blackstone Credit, formerly known as GSO Capital Partners LP, which is organized into two overarching strategies: private credit (which includes mezzanine lending funds, middle market direct lending funds, including Blackstone’s business development company, secured lending fund, structured products group, stressed/distressed strategies and energy strategies) and liquid credit (which consists of CLOs, closed-ended funds, open-ended funds, separately managed accounts and systematic credit strategies). In addition, the segment includes a publicly traded master limited partnership investment platform, Harvest, and Blackstone’s insurer focused platform, Blackstone Insurance Solutions.

These business segments are differentiated by their various investment strategies. The Real Estate, Private Equity, Hedge Fund Solutions and Credit & Insurance segments primarily earn their income from management fees and investment returns on assets under management.

21
0

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
Segment Presentation
The following tables present the financial data for Blackstone’s four segments as of December 31, 2020 and 2019, and for the years ended December 31, 2020, 2019 and 2018.

	December 31, 2020 and the Year Then Ended
	Real		Hedge Fund	Credit &
	Estate	Private Equity	Solutions	Insurance	Total Segments
Management and Advisory Fees, Net
Base Management Fees	$1,553,483	$1,232,028	$582,830	$603,713	$3,972,054
Transaction, Advisory and Other Fees, Net	98,225	82,440	5,899	21,311	207,875
Management Fee Offsets	(13,020)	(44,628)	(650)	(10,466)	(68,764)

Total Management and Advisory Fees, Net	1,638,688	1,269,840	588,079	614,558	4,111,165
Fee Related Performance Revenues	338,161	—	—	40,515	378,676
Fee Related Compensation	(618,105)	(455,538)	(161,713)	(261,214)	(1,496,570)
Other Operating Expenses	(183,132)	(195,213)	(79,758)	(165,114)	(623,217)

Fee Related Earnings	1,175,612	619,089	346,608	228,745	2,370,054

Realized Performance Revenues	787,768	877,493	179,789	20,943	1,865,993
Realized Performance Compensation	(312,698)	(366,949)	(31,224)	(3,476)	(714,347)
Realized Principal Investment Income	24,764	72,089	54,110	7,970	158,933

Total Net Realizations	499,834	582,633	202,675	25,437	1,310,579

Total Segment Distributable Earnings	$1,675,446	$1,201,722	$549,283	$254,182	$3,680,633

Segment Assets	$8,562,294	$10,137,928	$2,472,206	$3,722,391	$24,894,819

21
1

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31, 2019 and the Year Then Ended
	Real		Hedge Fund	Credit &
	Estate	Private Equity	Solutions	Insurance	Total Segments
Management and Advisory Fees, Net
Base Management Fees	$1,116,183	$986,482	$556,730	$586,535	$3,245,930
Transaction, Advisory and Other Fees, Net	175,831	115,174	3,533	19,882	314,420
Management Fee Offsets	(26,836)	(37,327)	(138)	(11,813)	(76,114)

Total Management and Advisory Fees, Net	1,265,178	1,064,329	560,125	594,604	3,484,236
Fee Related Performance Revenues	198,237	—	—	13,764	212,001
Fee Related Compensation	(531,259)	(423,752)	(151,960)	(229,607)	(1,336,578)
Other Operating Expenses	(168,332)	(160,010)	(81,999)	(160,801)	(571,142)

Fee Related Earnings	763,824	480,567	326,166	217,960	1,788,517

Realized Performance Revenues	1,032,337	468,992	126,576	32,737	1,660,642
Realized Performance Compensation	(374,096)	(192,566)	(24,301)	(12,972)	(603,935)
Realized Principal Investment Income	79,733	90,249	21,707	32,466	224,155

Total Net Realizations	737,974	366,675	123,982	52,231	1,280,862

Total Segment Distributable Earnings	$1,501,798	$847,242	$450,148	$270,191	$3,069,379

Segment Assets	$9,023,353	$9,007,658	$2,238,048	$4,009,354	$24,278,413

	Year Ended December 31, 2018
	Real		Hedge Fund	Credit &
	Estate	Private Equity	Solutions	Insurance	Total Segments
Management and Advisory Fees, Net
Base Management Fees	$985,399	$785,223	$519,782	$553,921	$2,844,325
Transaction, Advisory and Other Fees, Net	152,513	58,165	3,180	15,640	229,498
Management Fee Offsets	(11,442)	(13,504)	(93)	(12,332)	(37,371)

Total Management and Advisory Fees, Net	1,126,470	829,884	522,869	557,229	3,036,452
Fee Related Performance Revenues	124,502	—	—	(666)	123,836
Fee Related Compensation	(459,430)	(375,446)	(162,172)	(219,098)	(1,216,146)
Other Operating Expenses	(146,260)	(133,096)	(77,772)	(131,200)	(488,328)

Fee Related Earnings	645,282	321,342	282,925	206,265	1,455,814

Realized Performance Revenues	914,984	757,406	42,419	96,962	1,811,771
Realized Performance Compensation	(284,319)	(318,167)	(21,792)	(53,863)	(678,141)
Realized Principal Investment Income	92,525	109,731	17,039	16,763	236,058

Total Net Realizations	723,190	548,970	37,666	59,862	1,369,688

Total Segment Distributable Earnings	$1,368,472	$870,312	$320,591	$266,127	$2,825,502

21
2

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Reconciliations of Total Segment Amounts
The following tables reconcile the Total Segment Revenues, Expenses and Distributable Earnings to their equivalent GAAP measure for the years ended December 31, 2020, 2019 and 2018 along with Total Assets as of December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	2018
Revenues
Total GAAP Revenues	$6,101,927	$7,338,270	$6,833,259
Less: Unrealized Performance Revenues (a)	384,758	(1,126,668)	(561,163)
Less: Unrealized Principal Investment (Income) Loss (b)	101,742	(113,327)	65,851
Less: Interest and Dividend Revenue (c)	(130,112)	(192,593)	(181,763)
Less: Other Revenue (d)	253,693	(79,447)	(89,468)
Impact of Consolidation (e)	(234,148)	(88,164)	(277,406)
Amortization of Intangibles (f)	1,548	1,548	1,548
Transaction-Related Charges (g)	29,837	(168,170)	(588,710)
Intersegment Eliminations	5,522	9,585	5,969

Total Segment Revenue (h)	$6,514,767	$5,581,034	$5,208,117

	Year Ended December 31,
	2020	2019	2018
Expenses
Total GAAP Expenses	$3,479,566	$3,964,651	$3,512,040
Less: Unrealized Performance Allocations Compensation (i)	154,516	(540,285)	(319,742)
Less: Equity-Based Compensation (j)	(333,767)	(230,194)	(158,220)
Less: Interest Expense (k)	(165,022)	(195,034)	(159,838)
Impact of Consolidation (e)	(26,088)	(55,902)	(112,354)
Amortization of Intangibles (f)	(64,436)	(64,383)	(58,446)
Transaction-Related Charges (g)	(210,892)	(376,783)	(326,794)
Administrative Fee Adjustment (l)	(5,265)	—	—
Intersegment Eliminations	5,522	9,585	5,969

Total Segment Expenses (m)	$2,834,134	$2,511,655	$2,382,615

	Year Ended December 31,
	2020	2019	2018
Other Income
Total GAAP Other Income	$(4,841)	$444,396	$191,722
Impact of Consolidation (e)	4,841	(444,396)	(191,722)

Total Segment Other Income	$—	$—	$—

21
3

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Year Ended December 31,
	2020	2019	2018
Income Before Provision (Benefit) for Taxes
Total GAAP Income Before Provision (Benefit) for Taxes	$2,617,520	$3,818,015	$3,512,941
Less: Unrealized Performance Revenues (a)	384,758	(1,126,668)	(561,163)
Less: Unrealized Principal Investment (Income) Loss (b)	101,742	(113,327)	65,851
Less: Interest and Dividend Revenue (c)	(130,112)	(192,593)	(181,763)
Less: Other Revenue (d)	253,693	(79,447)	(89,468)
Plus: Unrealized Performance Allocations Compensation (i)	(154,516)	540,285	319,742
Plus: Equity-Based Compensation (j)	333,767	230,194	158,220
Plus: Interest Expense (k)	165,022	195,034	159,838
Impact of Consolidation (e)	(203,219)	(476,658)	(356,774)
Amortization of Intangibles (f)	65,984	65,931	59,994
Transaction-Related Charges (g)	240,729	208,613	(261,916)
Administrative Fee Adjustment (l)	5,265	—	—

Total Segment Distributable Earnings	$3,680,633	$3,069,379	$2,825,502

	As of December 31,
	2020	2019
Total Assets
Total GAAP Assets	$26,269,252	$32,585,506
Impact of Consolidation (e)	(1,374,433)	(8,307,093)

Total Segment Assets	$24,894,819	$24,278,413

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
(d)
This adjustment removes Other Revenue on a segment basis. For the years ended December 31, 2020, 2019 and 2018, Other Revenue on a GAAP basis was $(253.1) million, $80.0 million and $672.3 million and included $(257.8) million, $76.4 million and $87.4 million of foreign exchange gains (losses), respectively.

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

21
4

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

(h)	Total Segment Revenues is comprised of the following:

	Year Ended December 31,
	2020	2019	2018
Total Segment Management and Advisory Fees, Net	$4,111,165	$3,484,236	$3,036,452
Total Segment Fee Related Performance Revenues	378,676	212,001	123,836
Total Segment Realized Performance Revenues	1,865,993	1,660,642	1,811,771
Total Segment Realized Principal Investment Income	158,933	224,155	236,058

Total Segment Revenues	$6,514,767	$5,581,034	$5,208,117

(i)	This adjustment removes Unrealized Performance Allocations Compensation.
(j)	This adjustment removes Equity-Based Compensation on a segment basis.
(k)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(l)
This adjustment adds an amount equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units. The administrative fee is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

(m)	Total Segment Expenses is comprised of the following:

	Year Ended December 31,
	2020	2019	2018
Total Segment Fee Related Compensation	$1,496,570	$1,336,578	$1,216,146
Total Segment Realized Performance Compensation	714,347	603,935	678,141
Total Segment Other Operating Expenses	623,217	571,142	488,328

Total Segment Expenses	$2,834,134	$2,511,655	$2,382,615

Reconciliations of Total Segment Components
The following tables reconcile the components of Total Segments to their equivalent GAAP measures, reported on the Consolidated Statement of Operations for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Management and Advisory Fees, Net
GAAP	$4,092,549	$3,472,155	$3,027,796
Segment Adjustment (a)	18,616	12,081	8,656

Total Segment	$4,111,165	$3,484,236	$3,036,452

21
5

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Year Ended December 31,
	2020	2019	2018
GAAP Realized Performance Revenues to Total Segment Fee Related Performance Revenues
GAAP
Incentive Fees	$138,661	$129,911	$57,540
Investment Income — Realized Performance Allocations	2,106,000	1,739,000	1,876,507

GAAP	2,244,661	1,868,911	1,934,047
Total Segment
Less: Realized Performance Revenues	(1,865,993)	(1,660,642)	(1,811,771)
Segment Adjustment (b)	8	3,732	1,560

Total Segment	$378,676	$212,001	$123,836

	Year Ended December 31,
	2020	2019	2018
GAAP Compensation to Total Segment Fee Related Compensation
GAAP
Compensation	$1,855,619	$1,820,330	$1,609,957
Incentive Fee Compensation	44,425	44,300	33,916
Realized Performance Allocations Compensation	843,230	662,942	711,076

GAAP	2,743,274	2,527,572	2,354,949
Total Segment
Less: Realized Performance Compensation	(714,347)	(603,935)	(678,141)
Less: Equity-Based Compensation — Operating Compensation	(326,116)	(221,684)	(145,213)
Less: Equity-Based Compensation — Performance Compensation	(7,651)	(8,510)	(13,007)
Segment Adjustment (c)	(198,590)	(356,865)	(302,442)

Total Segment	$1,496,570	$1,336,578	$1,216,146

	Year Ended December 31,
	2020	2019	2018
GAAP General, Administrative and Other to Total Segment Other Operating Expenses
GAAP	$711,782	$679,408	$594,873
Segment Adjustment (d)	(88,565)	(108,266)	(106,545)

Total Segment	$623,217	$571,142	$488,328

21
6

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Year Ended December 31,
	2020	2019	2018
Realized Performance Revenues
GAAP
Incentive Fees	$138,661	$129,911	$57,540
Investment Income — Realized Performance Allocations	2,106,000	1,739,000	1,876,507

GAAP	2,244,661	1,868,911	1,934,047
Total Segment
Less: Fee Related Performance Revenues	(378,676)	(212,001)	(123,836)
Segment Adjustment (b)	8	3,732	1,560

Total Segment	$1,865,993	$1,660,642	$1,811,771

	Year Ended December 31,
	2020	2019	2018
Realized Performance Compensation
GAAP
Incentive Fee Compensation	$44,425	$44,300	$33,916
Realized Performance Allocations Compensation	843,230	662,942	711,076

GAAP	887,655	707,242	744,992
Total Segment
Less: Fee Related Performance Compensation	(165,657)	(94,797)	(53,844)
Less: Equity-Based Compensation — Performance Compensation	(7,651)	(8,510)	(13,007)

Total Segment	$714,347	$603,935	$678,141

	Year Ended December 31,
	2020	2019	2018
Realized Principal Investment Income
GAAP	$391,628	$393,478	$415,862
Segment Adjustment (e)	(232,695)	(169,323)	(179,804)

Total Segment	$158,933	$224,155	$236,058

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
(d)
Represents the removal of (1) the amortization of transaction-related intangibles, and (2) certain expenses reimbursed by the Blackstone Funds, which are presented gross under GAAP but netted against Management and Advisory Fees, Net in the Total Segment measures. Beginning in the year ended December 31, 2020,

21
7

The Blackstone Group Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

includes a reduction equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units which is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.
(e)
Represents (1) the add back of Principal Investment Income, including general partner income, earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of amounts associated with the ownership of Blackstone consolidated operating partnerships held by non-controlling
interests.

21.	Subsequent Events
On January 26, 2021, Pátria completed its IPO, pursuant to which a portion of Blackstone’s interests were sold. For additional information, see Note 4. “Investments — Equity Method Investments.”
Effective February 2
6
, 2021, Blackstone effectuated changes to rename its Class A common stock as “Common Stock,” and to reclassify its Class B and Class C common stock into a new “Series I Preferred Stock” and “Series II Preferred Stock,” respectively. Each new stock has the same rights and powers of its predecessor. For additional information, see Note 1. “Organization” and Note 16. “Earnings Per Share and Stockholder’s Equity — Stockholder’s Equity.”

21
8

Item 8A.	Unaudited Supplemental Presentation of Statements of Financial Condition
The Blackstone Group Inc.
Unaudited Consolidating Statements of Financial Condition
(Dollars in Thousands)

	December 31, 2020
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$1,999,484	$—	$—	$1,999,484
Cash Held by Blackstone Funds and Other	—	64,972	—	64,972
Investments	14,425,035	1,455,008	(262,901)	15,617,142
Accounts Receivable	746,059	120,099	—	866,158
Due from Affiliates	3,224,522	10,001	(13,008)	3,221,515
Intangible Assets, Net	347,955	—	—	347,955
Goodwill	1,901,485	—	—	1,901,485
Other Assets	480,760	262	—	481,022
Right-of-Use Assets	526,943	—	—	526,943
Deferred Tax Assets	1,242,576	—	—	1,242,576

Total Assets	$24,894,819	$1,650,342	$(275,909)	$26,269,252

Liabilities and Equity
Loans Payable	$5,644,554	$99	$—	$5,644,653
Due to Affiliates	1,070,955	77,095	(13,009)	1,135,041
Accrued Compensation and Benefits	3,433,260	—	—	3,433,260
Securities Sold, Not Yet Purchased	9,324	41,709	—	51,033
Repurchase Agreements	—	76,808	—	76,808
Operating Lease Liabilities	620,844	—	—	620,844
Accounts Payable, Accrued Expenses and Other Liabilities	679,883	37,221	—	717,104

Total Liabilities	11,458,820	232,932	(13,009)	11,678,743

Redeemable Non-Controlling Interests in Consolidated Entities	21,999	43,162	—	65,161

Equity
Class A Common Stock	7	—	—	7
Class B Common Stock	—	—	—	—
Class C Common Stock	—	—	—	—
Additional Paid-in-Capital	6,332,105	269,235	(269,235)	6,332,105
Retained Earnings (Deficit)	335,762	(6,335)	6,335	335,762
Accumulated Other Comprehensive Loss	(15,831)	—	—	(15,831)
Non-Controlling Interests in Consolidated Entities	2,930,809	1,111,348	—	4,042,157
Non-Controlling Interests in Blackstone Holdings	3,831,148	—	—	3,831,148

Total Equity	13,414,000	1,374,248	(262,900)	14,525,348

Total Liabilities and Equity	$24,894,819	$1,650,342	$(275,909)	$26,269,252

The Blackstone Group Inc.
Unaudited Consolidating Statements of Financial Condition—Continued
(Dollars in Thousands)

	December 31, 2019
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$2,172,441	$—	$—	$2,172,441
Cash Held by Blackstone Funds and Other	—	351,210	—	351,210
Investments	14,535,685	8,380,698	(634,701)	22,281,682
Accounts Receivable	754,703	220,372	—	975,075
Due from Affiliates	2,606,563	8,818	(20,508)	2,594,873
Intangible Assets, Net	397,508	—	—	397,508
Goodwill	1,869,860	—	—	1,869,860
Other Assets	381,289	1,204	—	382,493
Right-of-Use Assets	471,059	—	—	471,059
Deferred Tax Assets	1,089,305	—	—	1,089,305

Total Assets	$24,278,413	$8,962,302	$(655,209)	$32,585,506

Liabilities and Equity
Loans Payable	$4,600,856	$6,479,867	$—	$11,080,723
Due to Affiliates	885,655	509,681	(368,465)	1,026,871
Accrued Compensation and Benefits	3,796,044	—	—	3,796,044
Securities Sold, Not Yet Purchased	20,256	55,289	—	75,545
Repurchase Agreements	—	154,118	—	154,118
Operating Lease Liabilities	542,994	—	—	542,994
Accounts Payable, Accrued Expenses and Other Liabilities	504,804	301,355	—	806,159

Total Liabilities	10,350,609	7,500,310	(368,465)	17,482,454

Redeemable Non-Controlling Interests in Consolidated Entities	22,002	65,649	—	87,651

Equity
Class A Common Stock	7	—	—	7
Class B Common Stock	—	—	—	—
Class C Common Stock	—	—	—	—
Additional Paid-in-Capital	6,428,647	283,339	(283,339)	6,428,647
Retained Earnings (Deficit)	609,625	3,405	(3,405)	609,625
Accumulated Other Comprehensive Loss	(28,495)	—	—	(28,495)
Non-Controlling Interests in Consolidated Entities	3,076,470	1,109,599	—	4,186,069
Non-Controlling Interests in Blackstone Holdings	3,819,548	—	—	3,819,548

Total Equity	13,905,802	1,396,343	(286,744)	15,015,401

Total Liabilities and Equity	$24,278,413	$8,962,302	$(655,209)	$32,585,506

(a)	The Consolidated Blackstone Funds consisted of the following:
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
Management conducted an assessment of the effectiveness of Blackstone’s internal control over financial reporting as of December 31, 2020 based on the framework established in
Internal Control — Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that Blackstone’s internal control over financial reporting as of December 31, 2020 was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited Blackstone’s financial statements included in this report on
Form 10-K
and issued its report on the effectiveness of Blackstone’s internal control over financial reporting as of December 31, 2020, which is included herein.

Item 9B.	Other Information
Effective February 26, 2021, the Certificate of Incorporation of The Blackstone Group Inc. was amended and restated to: (a) rename the Class A common stock as “common stock,” which has the same rights and powers (including, without limitation, with respect to voting) that our Class A common stock formerly had, (b) reclassify the “Class B common stock” into a new “Series I preferred stock,” which has the same rights and powers that the Class B common stock formerly had, and (c) reclassify the Class C common stock into a new “Series II preferred stock,” which has the same rights and powers that the Class C common stock formerly had. The Bylaws of The Blackstone Group Inc. were also amended and restated to reflect the foregoing. Accordingly, there is now only one class of common stock of The Blackstone Group Inc.
The full text of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws are filed as Exhibits 3.1 and 3.2, respectively, to this report and are incorporated herein by reference. The holder of our Class C common stock consented to the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws on February 26, 2021 and, as a result of the elimination of our Class B common stock in connection with its reclassification, the consent of the holder of our Class B common stock to the adoption of the Amended and Restated Certificate of Incorporation was also received on February 26, 2021. No consent of the holders of the Class A common stock was required.
The Bylaws were also amended and restated to provide that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for: (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a breach of fiduciary duty owed by any of our current or former directors, officers, stockholders or employees to us or our stockholders, (c) any action asserting a claim against us arising under the Delaware General Corporation Law (the “DGCL”), our certificate of incorporation or our bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (d) any action asserting a claim against us that is governed by the internal affairs doctrine. Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws of the United States, including, in each case, the applicable rules and regulations promulgated thereunder. We believe the adoption of these forum selection provisions will benefit us and our stockholders by permitting these claims to be resolved by the courts with the greatest subject matter expertise and by reducing the likelihood that we will be required to litigate these claims in multiple jurisdictions, which would increase costs and could result in inconsistent or contrary rulings.

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers of The Blackstone Group Inc.
Our directors and executive officers as of the date of this filing are:

Name	Age	Position
Stephen A. Schwarzman	74	Founder, Chairman and Chief Executive Officer and Director
Jonathan D. Gray	51	President, Chief Operating Officer and Director
Hamilton E. James	70	Executive Vice Chairman and Director
Michael S. Chae	52	Chief Financial Officer
John G. Finley	64	Chief Legal Officer
Joseph P. Baratta	50	Director
Kelly A. Ayotte	52	Director
James W. Breyer	59	Director
Reginald J. Brown	53	Director
Sir John Antony Hood	69	Director
Rochelle B. Lazarus	73	Director
Jay O. Light	79	Director
The Right Honorable Brian Mulroney	81	Director
William G. Parrett	75	Director
Ruth Porat	63	Director
Stephen A. Schwarzman
is the Chairman, Chief Executive Officer and
Co-Founder
of Blackstone and the Chairman of our board of directors. Mr. Schwarzman was elected Chairman of the board of directors effective March 20, 2007. He also sits on the firm’s Management Committee. Mr. Schwarzman has been involved in all phases of the firm’s development since its founding in 1985. Mr. Schwarzman is an active philanthropist with a history of supporting education, as well as culture and the arts, among other things. In 2020, he signed The Giving Pledge, committing to give the majority of his wealth to philanthropic causes. In both business and philanthropy, Mr. Schwarzman has dedicated himself to tackling big problems with transformative solutions. In June 2019, he pledged £150 million to the University of Oxford to help redefine the study of the humanities for the 21st century. His gift – the largest single donation to Oxford since the renaissance – will create a new Centre for the Humanities which unites all humanities faculties under one roof for the first time in Oxford’s history, and will offer new performing arts and exhibition venues as well as a new Institute for Ethics in AI. In October 2018, he announced a foundational $350 million gift to establish the MIT Schwarzman College of Computing, an interdisciplinary hub which will reorient MIT to address the opportunities and challenges presented by the rise of artificial intelligence, including critical ethical and policy considerations to ensure that the technologies are employed for the common good. In 2015, Mr. Schwarzman pledged $150 million to Yale University to establish the Schwarzman Center, a first-of-its-kind
campus center in Yale’s historic “Commons” building, and also gave a founding gift of $40 million to the Inner-City Scholarship Fund, which provides tuition assistance to underprivileged children attending Catholic schools in the Archdiocese of New York. In 2013, he founded an international scholarship program, “Schwarzman Scholars,” at Tsinghua University in Beijing to educate future leaders about China. At over $575 million, the program is modeled on the Rhodes Scholarship and is the single largest philanthropic effort in China’s history coming largely from international donors. Mr. Schwarzman is
Co-Chair
of the Board of Trustees of Schwarzman Scholars. In 2007, Mr. Schwarzman donated $100 million to the New York Public Library on whose board he serves. In 2019, Mr. Schwarzman published his first book,
What It Takes: Lessons in the Pursuit of Excellence
, a New York Times Best Seller which draws from his experience in business, philanthropy and public service. Mr. Schwarzman is a member of The Council on Foreign Relations, The Business Council, The Business Roundtable, and The International Business Council of the World Economic Forum. He is the former co-chair
of the Partnership for New York City and serves on the boards of The Asia Society and New York Presbyterian Hospital, as well as on The

Advisory Board of the School of Economics and Management at Tsinghua University, Beijing. He is a Trustee of The Frick Collection in New York City and Chairman Emeritus of the board of directors of The John F. Kennedy Center for the Performing Arts. In 2007, Mr. Schwarzman was included in TIME’s “100 Most Influential People.” In 2016, he topped Forbes Magazine’s list of the most influential people in finance and in 2018 was ranked in the Top 50 on Forbes’ list of the “World’s Most Powerful People.” The Republic of France has awarded Mr. Schwarzman both the Légion d’Honneur and the Ordre des Arts et des Lettres at the Commandeur level. Mr. Schwarzman is one of the only Americans to receive both awards recognizing significant contributions to France. He was also awarded the Order of the Aztec Eagle, Mexico’s highest honor for foreigners. He is also the former Chairman of the President’s Strategic and Policy Forum, which was charged with providing direct input to the President of the United States from business leaders through a non-partisan,
non-bureaucratic
exchange of ideas. Mr. Schwarzman holds a BA from Yale University and an MBA from Harvard Business School. He has served as an adjunct professor at the Yale School of Management and on the Harvard Business School Board of Dean’s Advisors.
Jonathan D. Gray
is President and Chief Operating Officer of Blackstone and a member of our board of directors. Mr. Gray was elected to the board of directors effective February 24, 2012. He also sits on the firm’s Management Committee and previously served as Global Head of Real Estate, which he helped build into the largest real estate platform in the world. Mr. Gray joined Blackstone in 1992. He currently serves as Chairman of the board of directors of Hilton Worldwide Holdings Inc. Mr. Gray also previously served as a board member of Nevada Property 1 LLC (The Cosmopolitan of Las Vegas), Invitation Homes Inc., Brixmor Property Group Inc. and La Quinta Holdings Inc. He also serves on the board of Harlem Village Academies. Mr. Gray and his wife, Mindy, established the Basser Center for BRCA at the University of Pennsylvania School of Medicine focused on the prevention and treatment of certain genetically caused cancers. They also established NYC Kids RISE in partnership with the City of New York to accelerate college savings for low income children. Mr. Gray received a BS in Economics from the Wharton School, as well as a BA in English from the College of Arts and Sciences at the University of Pennsylvania.
Hamilton E. James
is Executive Vice Chairman of Blackstone and a member of our board of directors. Mr. James was elected to the board of directors effective March 20, 2007. He is also a member of Blackstone’s Management Committee and sits on various Blackstone investment committees. Mr. James previously served as President and Chief Operating Officer of Blackstone. Prior to joining Blackstone in 2002, Mr. James was Chairman of Global Investment Banking and Private Equity at Credit Suisse First Boston and a member of its executive board. Prior to the acquisition of Donaldson, Lufkin & Jenrette, Inc. (“DLJ”) by Credit Suisse First Boston in 2000, Mr. James was the Chairman of DLJ’s Banking Group, responsible for all the firm’s investment banking and merchant banking activities. Mr. James joined DLJ in 1975, became head of DLJ’s global mergers and acquisitions group in 1982, founded DLJ Merchant Banking, Inc. in 1985, and was named Chairman of the Banking Group in 1995. Mr. James is the Chairman of the Board of Directors of Costco Wholesale Corporation, and has served on a number of other corporate boards. Mr. James is
Co-Chair
of The Metropolitan Museum of Art, Chairman of the Finance Committee of The Metropolitan Museum of Art, Chairman of the finance committee of the Mount Sinai Health System, a member of the Center for American Progress Board of Trustees, Vice Chairman of Trout Unlimited’s Coldwater Conservation Fund, Vice Chairman of the Board of Trustees of the Wildlife Conservation Society, Advisory Board Member of The Montana Land Reliance, Advisory Council member of the Monetary Authority of Singapore, Chairman of the Education Finance Institute, Advisory Board member of the Max S. Baucus Institute at the University of Montana, Selection Committee member for Jefferson Scholars at Darden Business School, and Chairman Emeritus of the Board of Trustees of the American Ballet Theatre. He is also a former member of the President’s Export Council and a former Commissioner of The Port Authority of New York and New Jersey. In 2018, Mr. James
co-authored
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
John G. Finley
is a Senior Managing Director and Chief Legal Officer of Blackstone and a member of the firm’s Management Committee. Before joining Blackstone in 2010, Mr. Finley had been a partner with Simpson Thacher & Bartlett where he was a member of that law firm’s Executive Committee and Co-Head of Global Mergers & Acquisitions. Mr. Finley is an Adviser on the American Law Institute’s Restatement of the Law, Corporate Governance project and a member of the U.S. Advisory Council on Historic Preservation, Dean’s Advisory Board of Harvard Law School, Advisory Board of the Harvard Law School Program on Corporate Governance, Board of Advisors of the Penn Institute for Law and Economics, National Advisory Board of the Netter Center for Community Partnerships of the University of Pennsylvania. Mr. Finley is also a director at Tradeweb. He has served on the Committee of Securities Regulation of the New York State Bar Association and the Board of Advisors of the Knight-Bagehot Fellowship in Economics and Business Journalism at Columbia University. Mr. Finley received a B.S. in Economics from the Wharton School of the University of Pennsylvania, a B.A. in History from the College of Arts and Sciences of the University of Pennsylvania, and a J.D. from Harvard Law School.
Joseph P. Baratta
is Global Head of Private Equity at Blackstone and a member of the board of directors. Mr. Baratta was elected to the board of directors effective March 2, 2020. He also sits on the firm’s Management Committee. Mr. Baratta joined Blackstone in 1998 and in 2001 he moved to London to help establish Blackstone’s corporate private equity business in Europe. Before joining Blackstone, Mr. Baratta was with Tinicum Incorporated and McCown De Leeuw & Company. Mr. Baratta also worked at Morgan Stanley in its mergers and acquisitions department. Mr. Baratta has served on the boards of a number of Blackstone portfolio companies and currently serves as a member or observer on the boards of directors of First Eagle Investment Management, Refinitiv, SESAC and Merlin Entertainments Group. He is also a member of the Board of Trustees of Georgetown University, is a trustee of the Tate Foundation, serves on the board of Year Up, an organization focused on youth employment, and serves on the Board of Trustees of Trinity School in New York.
Kelly A. Ayotte
is a member of our board of directors. Ms. Ayotte was elected to the board of directors effective May 13, 2019. Ms. Ayotte represented New Hampshire in the United States Senate from 2011 to 2016, where she chaired the Armed Services Subcommittee on Readiness and the Commerce Subcommittee on Aviation Operations. Ms. Ayotte also served on the Homeland Security and Governmental Affairs, Budget, Small Business and Entrepreneurship, and Aging Committees. Ms. Ayotte served as the “Sherpa” for Justice Neil Gorsuch, leading the effort to secure his confirmation to the United States Supreme Court. From 2004 to 2009, Ms. Ayotte served as New Hampshire’s first female Attorney General having been appointed to that position by Republican Governor Craig Benson and reappointed twice by Democratic Governor John Lynch. Prior to that, she served as the Deputy Attorney General, Chief of the Homicide Prosecution Unit and as Legal Counsel to Governor Craig Benson. Ms. Ayotte began her career as a law clerk to the New Hampshire Supreme Court and as an associate at the Mclane Middleton law firm. Ms. Ayotte serves on the board of directors of Caterpillar Inc. and its nomination, governance and public policy committee, the board of directors of News Corporation and its nomination and governance committee and the board of directors of Boston Properties, Inc. and as chair of its compensation committee and a member of its nomination and governance committee. Ms. Ayotte also serves on the board of directors of Blink Health LLC and BAE Systems Inc., where she chairs the compensation committee, and previously she served on the board of directors of Bloom Energy Corporation and chaired its nomination and governance committee. Ms. Ayotte also serves on the advisory boards of Microsoft, Chubb Insurance and Cirtronics. Ms. Ayotte is a Senior Advisor to Citizens for Responsible Energy Solutions. Ms. Ayotte also serves on the non-profit
boards of the One Campaign, International Republican Institute, the McCain Institute, Winning for Women, NH Veteran’s Count and NH Swim with a Mission. Ms. Ayotte co-chairs
the Commission on Strengthening America’s Health Security at the Center for Strategic and International Studies and the Afghanistan Study Group at the United States Institute of Peace. Ms. Ayotte is a member of the Board of Advisors for the Center on Military and Political Power at the Foundation for Defense of Democracies and the Aspen Institute’s Economic Strategy Group.
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
Reginald J. Brown
is a member of the board of directors of Blackstone. Mr. Brown was elected to the board of directors effective September 15, 2020. Mr. Brown is a partner in the Washington, D.C., office of Kirkland & Ellis LLP. Prior to joining Kirkland, Mr. Brown was a partner at WilmerHale, where he served as chairman of the firm’s Financial Institutions Group and led the firm’s congressional investigations practice as vice chair of the Crisis Management and Strategic Response Group. From 2003 to 2005, Mr. Brown served as associate White House Counsel and special assistant to the President and worked as Assistant to the CEO and Vice President for Corporate Strategy at Nationwide Mutual Insurance Company. Mr. Brown is a member of the boards of the Foundation for Excellence in Education, the Property and Environment Research Center, the American Council on Germany and Service Year Alliance. Mr. Brown holds a BA from Yale University and a JD from Harvard Law School.
Sir John Antony Hood
is a member of our board of directors. Sir John was elected to the board of directors effective May 14, 2018. Sir John previously served as the President and Chief Executive Officer of the Robertson Foundation, the Chair of the Rhodes Trust, on the board of the Mandela Rhodes Foundation and as Chairman of BMT Group, Ltd. He currently serves on the Advisory Board of the Blavatnik School of Government at Oxford. In addition, Sir John serves on the boards of the Fletcher Trust and the Said Business School Foundation, and on the advisory board for the African Leadership Academy. From 2004 to 2009, Sir John served as Vice-Chancellor of the University of Oxford, and from 1999 to 2004, he served as Vice-Chancellor of The University of Auckland. Sir John earned a Bachelor of Engineering and a PhD in Civil Engineering from The University of Auckland. Upon completing his doctorate, he was awarded a Rhodes Scholarship to study at the University of Oxford. There he read for an MPhil in Management Studies and was a member of Worcester College. Sir John has been appointed a Knight Companion to the New Zealand Order of Merit.

Rochelle B. Lazarus
is a member of our board of directors. Ms. Lazarus was elected to the board of directors effective July 9, 2013. Ms. Lazarus is Chairman Emeritus of Ogilvy & Mather and served as Chairman of that company from 1997 to June 2012. Prior to becoming Chief Executive Officer and Chairman, she also served as President of O&M Direct North America, Ogilvy & Mather New York, and Ogilvy & Mather North America. Ms. Lazarus currently serves on the boards of Rockefeller Capital Management, World Wildlife Fund, Lincoln Center for the Performing Arts and the Partnership for New York City. She also previously served on the board of General Electric Company and Merck & Co. Ms. Lazarus is a trustee of the New York Presbyterian Hospital and is a member of the Board of Overseers of Columbia Business School.
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
The Right Honorable Brian Mulroney
is a member of our board of directors. Mr. Mulroney was elected to the board of directors effective June 21, 2007. Mr. Mulroney is a senior partner for Norton Rose Fulbright Canada LLP. Prior to joining Norton Rose Fulbright Canada, Mr. Mulroney was the eighteenth Prime Minister of Canada from 1984 to 1993 and leader of the Progressive Conservative Party of Canada from 1983 to 1993. He served as the Executive Vice President of the Iron Ore Company of Canada and President beginning in 1977. Prior to that, Mr. Mulroney served on the Cliché Commission of Inquiry in 1974. Mr. Mulroney is a Senior Advisor of Global Affairs at Barrick Gold Corporation, where he previously served as a member of the board of directors, and is the Chairman of their International Advisory Board. Mr. Mulroney is also Chairman of the board of directors of Quebecor Inc. and a member of the board of directors of Acreage Holdings Inc., and he previously served on the board of directors of Wyndham Hotels & Resorts, Inc., Archer Daniels Midland Company and Quebecor World Inc.
William G. Parrett
is a member of our board of directors. Mr. Parrett was elected to the board of directors effective November 9, 2007. Until May 31, 2007, Mr. Parrett served as the Chief Executive Officer of Deloitte Touche Tohmatsu and Senior Partner of Deloitte (USA). Certain of the member firms of Deloitte Touche Tohmatsu or their subsidiaries and affiliates provide professional services to Blackstone or its affiliates. Mr. Parrett co-
founded the Global Financial Services Industry practice of Deloitte and served as its first Chairman. Mr. Parrett is a member of the board of directors of New York Foundation for Senior Citizens, ThoughtWorks, Oracle Corporation, where he is a member of the nominating and governance committee, Eastman Kodak Company, where he chairs the audit and finance committee, and UBS America, where he is Chairman of the board of directors. Mr. Parrett was also previously a member of the board of directors of Thermo Fisher Scientific Inc., UBS AG and Conduent Inc. Mr. Parrett is a Senior Trustee of the United States Council for International Business and a past Chairman of the Board of Trustees of United Way Worldwide and New York Foundation for Senior Citizens. Mr. Parrett is a Certified Public Accountant with an active license.
Ruth Porat
is a member of the board of directors of Blackstone. Ms. Porat was elected to the board of directors effective June 25, 2020. Ms. Porat joined Google as Senior Vice President and Chief Financial Officer in May 2015 and has also held the same title at Alphabet since it was created in October 2015. She is responsible for Finance, Business Operations, People Operations and Real Estate & Workplace Services. Prior to joining Google, Ms. Porat was Executive Vice President and Chief Financial Officer of Morgan Stanley. At Morgan Stanley, Ms. Porat held roles that included Vice Chairman of Investment Banking,
Co-Head
of Technology Investment Banking and Global Head of the Financial Institutions Group. Ms. Porat is a member of the Board of Directors of the Stanford Management Company, the University’s endowment, and previous served ten years on the Stanford University Board of Trustees. Ms. Porat is a member of the Board of Directors of the Council on Foreign Relations, and a member of the Advisory Council of the Hutchins Center on Fiscal and Monetary Policy at the Brookings Institution and the Aspen Institute Economic Strategy Group. Ms. Porat holds a BA from Stanford University, an MSc from The London School of Economics and an MBA from the Wharton School.

Governance and Board Composition
Our capital stock consists of common stock, Series I preferred stock and Series II preferred stock. Under our amended and restated certificate of incorporation and Delaware law, holders of our common stock are entitled to vote, together with holders of our Series I preferred stock, voting as a single class, on a number of significant matters, including certain sales, exchanges or other dispositions of all or substantially all of our assets, a merger, consolidation or other business combination, the removal of the Series II Preferred Stockholder and forced transfer by the Series II Preferred Stockholder (as defined below) of its shares of Series II preferred stock and the designation of a successor Series II Preferred Stockholder. The single share of outstanding Series II preferred stock is currently held by Blackstone Group Management L.L.C. (the “Series II Preferred Stockholder”), an entity owned by our senior managing directors and controlled by our founder, Mr. Schwarzman.
The Series II Preferred Stockholder elects our board of directors in accordance with the Series II Preferred Stockholder’s limited liability company agreement, where our senior managing directors have agreed that our founder, Mr. Schwarzman will have the power to vote upon, act upon, consent to, approve or otherwise determine any matters to be voted upon, acted upon, consented to, approved or otherwise determined by the members of the Series II Preferred Stockholder. The limited liability company agreement of our Series II Preferred Stockholder provides that at such time as Mr. Schwarzman should cease to be a founding member, Jonathan D. Gray will thereupon succeed Mr. Schwarzman as the sole founding member of our Series II Preferred Stockholder, and thereafter such power will revert to the members of Series II Preferred Stockholder holding a majority in interest in the Series II Preferred Stockholder.
In identifying candidates for membership on the board of directors, Mr. Schwarzman, acting on behalf of the Series II Preferred Stockholder, takes into account (a) minimum individual qualifications, such as strength of character, mature judgment, industry knowledge or experience and an ability to work collegially with the other members of the board of directors, and (b) all other factors he considers appropriate.
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
When considering whether the board’s directors have the experience, qualifications, attributes and skills, taken as a whole, to enable the board to satisfy its oversight responsibilities effectively in light of Blackstone’s business and structure, Mr. Schwarzman focused on the information described in each of the board members’ biographical information set forth above. In particular, with regard to Ms. Ayotte, Mr. Schwarzman considered her distinguished career in government and public service, especially her service as a United States Senator and as New Hampshire Attorney General. With regard to Mr. Breyer, Mr. Schwarzman considered his extensive financial background and significant investment experience at Breyer Capital and Accel Partners. With regard to Mr. Brown, Mr. Schwarzman considered his distinguished career in public service and experience advising large institutions and prominent figures in the private and public sector. With regard to Sir John, Mr. Schwarzman considered his distinguished experience playing a key role in the management and oversight of leading, complex institutions and philanthropic organizations around the world. With regard to Ms. Lazarus, Mr. Schwarzman considered her extensive business background and her management experience in a variety of senior leadership roles at Ogilvy & Mather. With regard to Mr. Light, Mr. Schwarzman considered his distinguished career as a professor and dean at Harvard Business School with extensive knowledge and expertise of the investment management and capital markets industries. With regard to Mr. Mulroney, Mr. Schwarzman considered his distinguished career of government service, especially his service as the Prime Minister of Canada. With regard to Mr. Parrett, Mr. Schwarzman considered his significant experience, expertise and background with regard to auditing and accounting matters, his leadership role at Deloitte and his extensive experience serving as a director on boards of directors. With regard to Ms. Porat, Mr. Schwarzman considered her extensive experience in the financial industry and her leadership roles with Alphabet, Google and Morgan Stanley. With regard to Messrs. Gray, James and Baratta, Mr. Schwarzman considered their leadership and extensive knowledge of our business and operations gained through their years of service at our firm and, with regard to himself, Mr. Schwarzman considered his role as founder and long-time Chief Executive Officer of our firm.

Controlled Company Exception and Director Independence
Because the Series II Preferred Stockholder holds more than 50% of the voting power for the election of directors, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these standards, a “controlled company” may elect not to comply with certain corporate governance standards, including the requirements (a) that a majority of its board of directors consist of independent directors, (b) that its board of directors have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (c) that its board of directors have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. See “Risk Factors — Risks Related to Our Organizational Structure — We are a controlled company and as a result fall within the exceptions from certain corporate governance and other requirements under the rules of the New York Stock Exchange.” We currently utilize the second and third of these exemptions. In the event that we cease to be a “controlled company” and our shares of common stock continue to be listed on the NYSE, we will be required to comply with these provisions within the applicable transition periods. While we are exempt from the NYSE rules requiring a majority of independent directors, we currently have and intend to continue to maintain a majority independent board of directors.
Our board of directors has a total of thirteen members, including nine members, Messrs. Breyer, Brown, Hood, Light, Mulroney and Parrett, and Mses. Ayotte, Lazarus and Porat, who are independent under NYSE rules relating to corporate governance matters and the independence standards described in our governance policy. In making a determination with regard to Mr. Brown’s independence, our board of directors considered Mr. Brown’s role as a partner at Kirkland & Ellis LLP and our past and current work with this law firm.
Board Committees
Our board of directors has three standing committees: the audit committee, the compensation committee and the executive committee.
Audit Committee
. The audit committee consists of Messrs. Parrett (Chairman), Breyer, Hood and Light and Mses. Ayotte, Lazarus and Porat. The purpose of the audit committee is, among other things, to assist the board of directors in fulfilling its responsibility with respect to its oversight of (a) the quality and integrity of our financial statements, (b) our compliance with legal and regulatory requirements, (c) our independent auditor’s qualification, independence and performance, and (d) the performance of our internal audit function. The audit committee’s responsibilities also include reviewing with management, the independent auditors and internal audit, the areas of material risk to our operations and financial results, including major financial risks and exposures and our guidelines and policies with respect to risk assessment and risk management. The members of the audit committee meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the NYSE listing standards and SEC rules applicable to audit committees. The board of directors has determined that each of Mr. Parrett and Ms. Porat is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation
S-K.
The audit committee has a charter, which is available on our website at http://ir.blackstone.com under “Corporate Governance.”
Compensation Committee
. The compensation committee consists of Mr. Schwarzman. The purpose of the compensation committee is, among other things, to fix, and establish policies for, the compensation of officers and employees of the Company and its subsidiaries.
Executive Committee
. The executive committee consists of Messrs. Schwarzman, Gray, James and Baratta. The board of directors has delegated all of the power and authority of the full board of directors to the executive committee to act when the board of directors is not in session.

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
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of a registered class of The Blackstone Group Inc.’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2020, such persons complied with all such filing requirements, with the exception of the following late filings, due to an administrative oversight and related to grants of deferred restricted shares of common stock under our Amended & Restated 2007 Equity Incentive Plan: a Form 4 report on January 1, 2020 by Christopher Striano, and a Form 4 report on April 1, 2020 by each of Messrs. Baratta, Chae, Gray, Finley and Striano.

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
Our overriding compensation philosophy for our senior managing directors and certain other employees is that compensation should be composed primarily of (a) annual cash bonus payments tied to the performance of the applicable business unit(s) in which such employee works, (b) performance interests (composed primarily of Performance Allocations, commonly referred to as carried interest, and incentive fee interests) tied to the performance of the investments made by the funds in the business unit in which such employee works or for which he or she has responsibility, (c) deferred equity awards reflecting the value of our common stock, and (d) additional cash payments and equity awards tied to extraordinary performance of such employee or other circumstances (for example, if there has been a change of role or responsibility). We believe base salary should represent a significantly lesser component of total compensation. We believe the appropriate combination of annual cash bonus payments and performance interests or deferred equity awards encourages our senior managing directors and other employees to focus on the underlying performance of our investment funds, as well as the overall performance of the firm and interests of our shareholders. To that end, the primary form of compensation to our senior managing directors and other employees who work in operations related to our carry funds or funds that pay incentive fees is generally a combination of annual cash bonus payments related to the performance of those carry fund operations, carried interest or incentive fee interests and, in specified cases, deferred equity awards. Along the same lines, the primary form of compensation to our senior managing directors and other employees who do not work in such fund operations is generally a combination of annual cash bonus payments tied to the performance of the applicable business unit in which such employee works and deferred equity awards.
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
Our compensation program includes significant elements that discourage excessive risk-taking and aligns the compensation of our employees with the long-term performance of the firm. For example, notwithstanding the fact that for accounting purposes we accrue compensation for the Performance Plans (as defined below) related to our carry funds as increases in the carrying value of the portfolio investments are recorded in those carry funds, we only make cash payments to our employees related to carried interest when profitable investments have been realized and cash is distributed first to the investors in our funds, followed by the firm and only then to employees of the firm. Moreover, if a carry fund fails to achieve specified investment returns due to diminished performance of later investments, our Performance Plans entitle us to “clawback” carried interest payments previously made to an employee for the benefit of the limited partner investors in that fund, and we escrow a portion of all carried interest payments made to employees to help fund their potential future “clawback” obligations, all of which further discourages excessive risk-taking by our employees. Similarly, for our investment funds that pay incentive fees, those incentive fees are only paid to the firm and employees of the firm to the extent an applicable fund’s portfolio of investments has profitably appreciated in value (in most cases above a specified level) during the applicable period. In addition, and as noted below with respect to our named executive officers, the requirement that we have our professional employees invest in certain of the funds they manage directly aligns the interests of our professionals and our investors. In most cases, these investments represent a significant percentage of employees’
after-tax
compensation. Lastly, because our equity awards have significant vesting or deferral provisions, the actual amount of compensation realized by the recipient will be tied directly to the long-term performance of our common stock. In addition, in applicable jurisdictions, specifically in the European Union, our compensation program includes additional remuneration policies that may limit or otherwise alter the compensation for certain employees consistent with local regulatory requirements and aimed at, among other things, discouraging inappropriate risk-taking and aligning compensation with the firm’s strategy and long-term interests consistent with our general compensation program.
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
Minimum Retained Ownership Requirements
. We believe the continued ownership by our named executive officers of significant amounts of our equity affords significant alignment of interests with our shareholders. In 2019, in order to further balance retention incentives, we modified our minimum retained ownership requirements for equity awards granted from 2019 and onward to require our named executive officers to hold 25% of their vested equity (other than vested common stock awarded under our Bonus Deferral Plan) for two years after each vesting event, unless the named executive officer’s employment terminates prior to release, in which case the vested equity will be released two years after termination of employment. The minimum retained ownership requirements for our named executive officers are further described below under “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2020 — Terms of Discretionary Equity Awards — Minimum Retained Ownership Requirements.”
Named Executive Officers
In 2020, our named executive officers were:

Executive	Title
Stephen A. Schwarzman	Chairman and Chief Executive Officer
Jonathan D. Gray	President and Chief Operating Officer
Hamilton E. James	Executive Vice Chairman
Michael S. Chae	Chief Financial Officer
John G. Finley	Chief Legal Officer
Compensation Elements for Named Executive Officers
The key elements of the compensation of our named executive officers for 2020 were base compensation, which is composed of base salary, cash bonus and equity-based compensation, and performance compensation, which is composed of carried interest and incentive fee allocations:
1.
Base Salary
. Each named executive officer received a $350,000 annual base salary in 2020, which equals the total yearly partnership drawings that were received by each of our senior managing directors prior to our initial public offering in 2007. In keeping with historical practice, we continue to pay this amount as a base salary.

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
Each of our named executive officers other than Mr. Schwarzman received annual cash bonus payments in 2020 in addition to their base salary. These cash payments included participation interests in the earnings of the firm’s various investment businesses. Indicative participation interests for each year were disclosed to a named executive officer at the beginning of such year and represented estimates of the expected percentage participation that such named executive officer may have had in the relevant business unit(s)’ earnings for that same year. However, the ultimate cash payments paid to the named executive officers at the end of the year in respect of their participation interests were determined in the discretion of Mr. Schwarzman and Mr. Gray, as described below. Earnings for a business unit are calculated based on the annual operating income of that business unit and are generally a function of the performance of such business unit, which is evaluated by Mr. Schwarzman and Mr. Gray. The ultimate cash payment amounts were based on (a) the prior and anticipated performance of the named executive officer, (b) the prior and anticipated performance of the segments and product lines in which the named executive officer serves and for which he has responsibility, and (c) the estimated participation interests given to the named executive officer at the beginning of the year in respect of the investments to be made in that year. We make annual cash bonus payments in the first quarter of the ensuing year to reward individual performance for the prior year. The ultimate cash payments that are made are fully discretionary as further discussed below under “— Determination of Incentive Compensation.”
For 2020, all employees other than Mr. Schwarzman and Mr. James were selected to participate in the Bonus Deferral Plan. The Bonus Deferral Plan provides for the deferral of a portion of each participant’s annual cash bonus payment. The portion deferred is prescribed under the Bonus Deferral Plan and is calculated in accordance with certain adjustments, including reductions for mandatory contributions to our investment funds. By deferring a portion of a participant’s compensation for three years, the Bonus Deferral Plan acts as an employment retention mechanism and thereby enhances the alignment of interests between such participant and the firm. Many publicly traded asset managers utilize deferred compensation plans as a means of retaining and motivating their professionals, and we believe that it is in the interest of our shareholders to do the same for our personnel.
On January 8, 2021, Mr. Gray, Mr. Chae and Mr. Finley each received a deferral award under the Bonus Deferral Plan of deferred restricted common stock units in respect of their service in 2020. The amount of each participant’s annual cash bonus payment deferred under the Bonus Deferral Plan is calculated pursuant to a deferral rate table using the participant’s total annual incentive compensation, which generally includes such participant’s annual cash bonus payment and a portion of any incentive fees earned in connection with our investment funds and is subject to certain adjustments, including reductions for mandatory contributions to our investment funds. For 2020, we increased the deferral amount such that no participant’s annual cash bonus payment would exceed $4.65 million. The percentage of Mr. Gray’s 2020 annual cash bonus payment mandatorily deferred into deferred restricted common stock units was approximately 53.5%. The percentage of Mr. Chae’s 2020 annual cash bonus payment mandatorily deferred into deferred restricted common stock units was approximately 39.2%. The percentage of Mr. Finley’s annual cash bonus payment mandatorily deferred into deferred restricted common stock units was approximately 39.2%. Employees whose 2020 annual cash bonus payment was capped as described above were awarded an additional equity award equal to 10% of their deferral amount in the form of deferred restricted common stock units, on the same terms as their deferred bonus award under the Bonus Deferral Plan. In this connection, Mr. Gray and Mr. Chae were each awarded an additional equity award of deferred restricted common stock units with a value of $535,000 and $300,000, respectively, in January 2021. These awards are reflected as stock awards for fiscal year 2020 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2020 table.

3.
Discretionary Equity Awards
. On April 1, 2020, Mr. Gray, Mr. Chae and Mr. Finley were each awarded a discretionary award of 757,217, 216,348 and 108,174 deferred restricted common stock units, respectively. These awards reflected 2019 performance and were intended to further promote retention and to incentivize future performance. The awards were granted under the 2007 Equity Incentive Plan. The awards will vest 10% on July 1, 2021, 10% on July 1, 2022, 20% on July 1, 2023, 30% on July 1, 2024 and 30% on July 1, 2025. These awards are reflected as stock awards for fiscal 2020 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2020 table.
In January 2021, Mr. Gray, Mr. Chae and Mr. Finley were each informed of anticipated discretionary awards of deferred restricted common stock units with values of $38,000,000, $7,500,000 and $6,500,000, respectively. These anticipated awards reflect 2020 performance and are intended to further promote retention and to incentivize future performance. These awards are expected to be granted under the 2007 Equity Incentive Plan on April 1, 2021, subject to the named executive officer’s continued employment through such date. Once granted, these awards will vest 10% on July 1, 2022, 10% on July 1, 2023, 20% on July 1, 2024, 30% on July 1, 2025 and 30% on July 1, 2026 and will be reflected as stock awards for fiscal 2021 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2021 table.
4.
Participation in Carried Interest and Incentive Fees
. During 2020, all of our named executive officers participated in the carried interest of our carry funds or the incentive fees of our funds that pay incentive fees through their participation interests in the carry or incentive fee pools generated by these funds. The carry or incentive fee pool with respect to each fund in a given year is funded by a fixed percentage of the total amount of carried interest or incentive fees earned by Blackstone for such fund in that year. We refer to these pools and employee participation therein as our “Performance Plans” and payments made thereunder as “performance payments.” Because the aggregate amount of performance payments payable through our Performance Plans is directly tied to the performance of the funds, we believe this fosters a strong alignment of interests between the investors in those funds and these named executive officers, and therefore benefits our shareholders. In addition, most alternative asset managers, including several of our competitors, use participation in carried interest or incentive fees as a central means of compensating and motivating their professionals, and we must do the same in order to attract and retain the most qualified personnel. For purposes of our financial statements, we treat the income allocated to all our personnel who have participation interests in the carried interest or incentive fees generated by our funds as compensation, and the amounts of carried interest and incentive fees earned by named executive officers are reflected as “All Other Compensation” in the Summary Compensation Table. Distributions in respect of our Performance Plans for each named executive officer are determined on the basis of the percentage participation in the relevant investments previously allocated to that named executive officer, which percentage participations are established in January of each year in respect of the investments to be made in that year. The percentage participation for a named executive officer may vary from year to year and fund to fund due to several factors, and may include changes in the size and composition of the pool of Blackstone personnel participating in such Performance Plan in a given year, the performance of our various businesses, new developments in our businesses and product lines, and the named executive officer’s leadership and oversight of the business or corporate function for which the named executive officer is responsible and such named executive officer’s contributions with respect to our strategic initiatives. In addition, certain of our employees, including our named executive officers, may participate in profit sharing initiatives whereby these individuals may receive allocations of investment income from Blackstone’s firm investments. Our employees, including our named executive officers, may also receive equity awards in our investment advisory clients and/or be allocated securities of such clients that we have received.
(a)
Carried Interest.
Distributions of carried interest in cash (or, in some cases, in-kind)
to our named executive officers and other employees who participate in our Performance Plans relating to our carry funds depends on the realized proceeds and timing of the cash realizations of the investments owned by the carry funds in which they participate. Our carry fund agreements also set forth specified preconditions to a carried interest distribution, which typically include that there must have been a positive return on the relevant investment and that the fund must be above its carried interest hurdle rate. In addition, as described below, employees or senior managing directors may also be required to have fulfilled specified service requirements in order to be eligible to receive carried interest distributions. For our carry funds, carried interest distributions for the named executive officer’s participation interests are generally made to the named executive officer following the actual realization of the investment, although a portion of such carried interest is held back by the firm in respect of any future “clawback” obligation related to the fund. In allocating participation interests in the carry pools, we have not historically taken into account or based such allocations on any prior or projected triggering of any “clawback” obligation related to any fund. To the extent any “clawback” obligation were to be triggered, carried interest previously distributed to a named executive officer would have to be returned to the limited partners of such fund, thereby reducing the named executive officer’s overall compensation for any such year. Moreover, because a carried interest recipient (including Blackstone itself) may have to fund more than his or her respective share of a “clawback” obligation under the governing documents (generally, up to an additional 67%), there is the possibility that the compensation paid to a named executive officer for any given year could be significantly reduced or even negative in the event a “clawback” obligation were to arise.
Participation in carried interest generated by our carry funds for all participating named executive officers other than Mr. Schwarzman and Mr. James is subject to vesting. Vesting serves as an employment retention mechanism and thereby enhances the alignment of interests between a participant in our Performance Plans and the firm. Carried interest generally vests in equal installments on the first through fourth anniversary of the closing of the investment to which it relates (unless an investment is realized prior to the expiration of such four-year anniversary, in which case an active executive officer is deemed 100% vested in the proceeds of such realizations). In addition, any named executive officer who is retirement eligible will automatically vest in 50% of their otherwise unvested carried interest allocation upon retirement. (See “—
Non-Competition
and
Non-Solicitation
Agreements — Retirement.”) We believe that vesting of carried interest participation enhances the stability of our senior management team and provides greater incentives for our named executive officers to remain at the firm. Due to his unique status as a founder and the longtime chief executive officer of our firm, Mr. Schwarzman vests in 100% of his carried interest participation related to any investment by a carry fund upon the closing of that investment. In recognition of his significant contributions to the firm and the value Mr. James continues to provide as Executive Vice Chairman, Mr. James fully vests in any carried interest participation related to any investment by a carry fund upon the closing of that investment.
(b)
Incentive Fees.
Cash distributions of incentive fees to our named executive officers and other employees who participate in our Performance Plans relating to the funds that pay incentive fees depends on the performance of the investments owned by those funds in which they participate. For our investment funds that pay incentive fees, those incentive fees are only paid to the firm and employees of the firm to the extent an applicable fund’s portfolio of investments has profitably appreciated in value (in most cases above a specified level) during the applicable period and following the calculation of the profit split (if any) between the fund’s general partner or investment adviser and the fund’s investors.
(c)
Investment Advisory Client Interests
. BXMT, Blackstone Residential Trust (“BXRT”) and Blackstone Real Estate Income Trust (“BREIT”) are investment advisory clients of Blackstone. Compensation we receive from investment advisory clients in the form of securities may be allocated to employees and senior managing directors. For example, in 2020, Messrs. Schwarzman, Gray, James, Chae and Finley were allocated restricted shares of listed common stock of BXMT in connection with investment advisory services provided by Blackstone to BXMT. In 2020, Messrs. Schwarzman, Gray, James, Chae and Finley were also allocated restricted shares of BXRT and fully vested shares of BREIT. The BREIT shares were allocated in the first quarter of 2020 in respect of 2019 performance. The value of these allocated shares is reflected as “All Other Compensation” in the Summary Compensation Table.
5.
Other Benefits
. Upon the consummation of our initial public offering in June 2007, we entered into a founding member agreement with our founder, Mr. Schwarzman, which provides (as subsequently amended) specified benefits to him following his retirement. (See “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2020 — Schwarzman Founding Member Agreement.”) Mr. Schwarzman, Mr. Gray and Mr. James are provided certain security services, which may include home security systems and monitoring, and personal and related security services. These security services are provided for our benefit, and we consider the related expenses to be appropriate business expenses rather than personal benefits for Mr. Schwarzman, Mr. Gray and Mr. James. Nevertheless, the expenses associated with these security services are reflected in the “All Other Compensation” column of the Summary Compensation Table below. In addition, in 2020, we provided certain unused company-leased office space, and limited administrative support, for use by certain individuals who work for the Education Finance Institute (EFI), a charitable organization formed by Mr. James, for which there was no incremental cost to Blackstone.
Determination of Incentive Compensation
Mr. Schwarzman reserves final approval of each named executive officer’s compensation, other than his own, based on recommendations from Mr. Gray. Mr. Schwarzman’s compensation has been established pursuant to the terms of his amended and restated founding member agreement, which is described below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2020 — Schwarzman Founding Member Agreement.” For 2020, these decisions were based primarily on Mr. Schwarzman’s and Mr. Gray’s assessment of such named executive officer’s individual performance, operational performance for the areas of the business for which he has responsibility, and the officer’s potential to enhance investment returns for the investors in our funds and service to our advisory clients, and to contribute to long-term shareholder value. In evaluating these factors, Mr. Schwarzman and Mr. Gray relied upon their judgment to determine the ultimate amount of a named executive officer’s annual cash bonus payment and participation in carried interest, incentive fees and investment advisory client interests that was necessary to properly induce the named executive officer to seek to achieve our objectives and reward a named executive officer in achieving those objectives over the course of the prior year. Key factors that Mr. Schwarzman considered in making such determination with respect to Mr. Gray were his service as President and Chief Operating Officer, his role in overseeing the growth and operations of the firm, and his leadership on the strategic direction of the firm generally. Key factors that Mr. Schwarzman and Mr. Gray considered in making such determinations with respect to Mr. James were his role in helping develop new businesses, serving as a firm spokesman and managing strategic external relationships. Key factors that Mr. Schwarzman and Mr. Gray considered in making such determinations with respect to Mr. Chae were his leadership and oversight of our global finance, treasury, technology and corporate development functions and his role in strategic initiatives undertaken by the firm. Key factors that Mr. Schwarzman and Mr. Gray considered in making such determinations with respect to Mr. Finley were his leadership and oversight of our global legal and compliance functions, his role in positioning the firm to be compliant with and responsive to evolving legal and regulatory requirements applicable to us and our investment businesses, and his role in strategic initiatives undertaken by the firm. For 2020, Mr. Schwarzman and Mr. Gray also considered each named executive officer’s prior year annual cash bonus payments, indicative participation interests disclosed to the named executive officer at the beginning of the year, his allocated share of performance interests through participation in our Performance Plans, the appropriate balance between incentives for long-term and short-term performance, and the compensation paid to the named executive officer’s peers within the firm. The actual cash bonus amounts awarded based on these considerations, net of the portion of Mr. Chae’s and Mr. Finley’s bonus mandatorily deferred into deferred restricted common stock units pursuant to the Bonus Deferral Plan, are reflected in the “Bonus” column of the Summary Compensation Table below.
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
Stephen A. Schwarzman
Compensation Committee Interlocks and Insider Participation
During 2020, our compensation committee was comprised of Mr. Schwarzman, and none of our executive officers served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served on our compensation committee or our board of directors. For a description of certain transactions between us and Mr. Schwarzman, see “— Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Summary Compensation Table
The following table provides summary information concerning the compensation of our Chief Executive Officer, our Chief Financial Officer and each of our three other most highly compensated employees who served as executive officers at December 31, 2020, for services rendered to us. These individuals are referred to as our named executive officers in this annual report.

Name and Principal Position	Year	Salary	Bonus (a)	Stock Awards (b)	All Other Compensation (c)	Total
Stephen A. Schwarzman Chairman and Chief Executive Officer	2020	$350,000	$—	$—	$86,030,331	$86,380,331
	2019	$350,000	$—	$—	$56,723,953	$57,073,953
	2018	$350,000	$—	$—	$68,797,028	$69,147,028

Jonathan D. Gray President and Chief Operating Officer	2020	$350,000	$4,650,000	$36,838,755	$81,366,606	$123,205,361
	2019	$350,000	$10,000,000	$33,006,635	$55,637,598	$98,994,233
	2018	$350,000	$10,000,000	$—	$47,470,560	$57,820,560

Hamilton E. James Executive Vice Chairman	2020	$350,000	$19,052,642	$—	$45,373,247	$64,775,889
	2019	$350,000	$27,347,258	$—	$28,265,429	$55,962,687
	2018	$350,000	$28,785,507	$—	$37,108,062	$66,243,569

Michael S. Chae Chief Financial Officer	2020	$350,000	$4,650,000	$12,160,258	$10,825,066	$27,985,324
	2019	$350,000	$5,713,868	$3,960,195	$5,556,311	$15,580,374
	2018	$350,000	$5,702,045	$1,398,751	$6,865,619	$14,316,416

John G. Finley Chief Legal Officer	2020	$350,000	$3,737,919	$6,849,868	$2,341,112	$13,278,899
	2019	$350,000	$3,691,801	$4,564,697	$1,383,733	$9,990,231
	2018	$350,000	$3,584,415	$2,143,429	$1,627,559	$7,705,403

(a)	The amounts reported in this column reflect the annual cash bonus payments made for performance in the indicated year.
The amount reported as “bonus” for 2020 for Mr. Gray, Mr. Chae and Mr. Finley is shown net of their mandatory deferral pursuant to the Bonus Deferral Plan. The deferred amounts for 2020 were as follows: Mr. Gray, $5,350,000, Mr. Chae, $3,000,000 and Mr. Finley, $2,412,081. For additional information on the Bonus Deferral Plan, see “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2020 — Terms of Deferred Restricted Common Stock Units Granted Under the Bonus Deferral Plan in 2021 and Prior Years.”

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

Amounts reported for 2020 reflect the following deferred restricted common stock units granted on January 8, 2021, for 2020 performance under the Bonus Deferral Plan: Mr. Gray, 85,912 deferred restricted common stock units with a grant date fair value of $5,403,865, Mr. Chae, 48,175 deferred restricted common stock units with a grant date fair value of $3,030,208 and Mr. Finley, 38,734 deferred restricted common stock units with a grant date fair value of $2,436,369. Amounts reported for 2020 also reflect the following deferred restricted common stock units granted on January 8, 2021 as an additional equity award in connection with the deferral amount increase for 2020 described above: Mr. Gray, 8,592 deferred restricted common stock units with a grant date fair value of $540,437 and Mr. Chae, 4,818 deferred restricted common stock units with a grant date fair value of $303,052. The grant date fair value of these equity awards is computed in accordance with GAAP and generally differs from the dollar amount of such awards. For additional information on the Bonus Deferral Plan, see “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2020 — Terms of Discretionary Equity Awards.”

(c)
Amounts reported for 2020 include distributions, whether in cash or in-kind,
in respect of carried interest or incentive fee allocations relating to our Performance Plans to the named executive officer in 2020 as follows: $78,440,323 for Mr. Schwarzman, $71,809,655 for Mr. Gray, $42,452,803 for Mr. James, $10,320,059 for Mr. Chae and $2,139,097 for Mr. Finley. Any
in-kind
distributions in respect of carried interest are reported based on the market value of the securities distributed as of the date of distribution. For 2020, Messrs. Schwarzman, Gray, James and Chae were the only named executive officers who received such in-kind
distributions. We have determined to present compensation relating to carried interest and incentive fees within the Summary Compensation Table in the year in which such compensation is paid to the named executive officer under the terms of the relevant Performance Plan. Accordingly, the amounts presented in the table differ from the compensation expense recorded by us on an accrual basis for such year in respect of carried interest and incentive fees allocable to a named executive officer, which accrued amounts for 2020 are separately disclosed in this footnote to the Summary Compensation Table. We believe that the presentation of the actual amounts of carried interest- and incentive fee-related
compensation paid to a named executive officer during the year, instead of the amounts of compensation expense we have recorded on an accrual basis, most appropriately reflects the actual compensation received by the named executive officer and represents the amount most directly aligned with the named executive officer’s actual performance. By contrast, the amount of compensation expense accrued in respect of carried interest and incentive fees allocable to a named executive officer can be highly volatile from year to year, with amounts accrued in one year being reversed in a following year, and vice versa, causing such amounts to be less useful as a measure of the compensation actually earned by a named executive officer in any particular year.

To the extent compensation expense recorded by us on an accrual basis in respect of carried interest or incentive fee allocations (rather than cash or in-kind
distributions) were to be included for 2020, the amounts would be $71,581,357 for Mr. Schwarzman, $41,636,178 for Mr. Gray, $35,392,658 for Mr. James, $9,631,573 for Mr. Chae and $2,001,465 for Mr. Finley. For financial statement reporting purposes, the accrual of compensation expense is equal to the amount of carried interest and incentive fees related to performance fee revenues as of the last day of the relevant period as if the performance fee revenues in the funds generating such carried interest or incentive fees were realized as of the last day of the relevant period.
With respect to Messrs. Schwarzman, Gray, James, Chae and Finley, amounts shown for 2020 also include the value of restricted shares of listed common stock of BXMT allocated to such named executive officers based on the closing price of BXMT’s common stock on the date of the award as follows: $768,282 for Mr. Schwarzman, $992,657 for Mr. Gray, $347,151 for Mr. James, $107,454 for Mr. Chae and $42,989 for Mr. Finley. These restricted BXMT shares will vest over three years with one-sixth
of the shares vesting at the end of the second quarter after the date of the award and the remaining shares vesting in ten equal quarterly installments thereafter. In addition, with respect to Messrs. Schwarzman, Gray, James, Chae and Finley, amounts shown for 2020 include the value of restricted shares of BXRT stock allocated to such executive officers based on the date of the award as follows: $101,380 for Mr. Schwarzman, $80,521 for Mr. Gray, $28,160 for Mr. James, $8,713 for Mr. Chae and $3,490 for Mr. Finley. These restricted BXRT shares will vest one-third
on January 1, 2022,
one-third
on January 1, 2023 and
one-third
on January 1, 2024. In addition, with respect to Messrs. Schwarzman, Gray, James, Chae and Finley, amounts shown for 2020 also include the value of BREIT shares allocated to such named executive officers based on BREIT’s 2019 year-end
net asset value as follows: $5,930,157 for Mr. Schwarzman, $8,483,773 for Mr. Gray, $2,545,132 for Mr. James, $388,840 for Mr. Chae and $155,536 for Mr. Finley. These BREIT shares are fully vested upon delivery. With the exception of $790,189 of expenses related to security services in 2020 for Mr. Schwarzman and members of his family, there were no perquisites or other personal benefits provided to the other named executive officers and information regarding any such perquisites or other personal benefits has therefore not been included. As noted above under “— Compensation Discussion and Analysis — Compensation Elements for Named Executive Officers — Other Benefits,” we consider the expenses for security services for Mr. Schwarzman to be for our benefit and appropriate business expenses rather than personal benefits for Mr. Schwarzman. Mr.

Schwarzman makes business and personal use of a car and driver and he and members of his family also make occasional business and personal use of an airplane in which we have a fractional interest, and in each case, he bears the full cost of such personal usage. In addition, certain Blackstone personnel administer personal matters for Mr. Schwarzman and certain matters for the Stephen A. Schwarzman Education Foundation (“SASEF”) and the Stephen A. Schwarzman Foundation (“SASF”), and Mr. Schwarzman, SASEF and SASF, as applicable, respectively, bear the full incremental cost to us of such personnel. Mr. James and members of his family make occasional business and personal use of an airplane in which we have a fractional interest, and he bears the full incremental cost of such personal usage. There is no incremental expense incurred by us in connection with the use of any car and driver, airplane or personnel by Messrs. Schwarzman or James, as described above.
Grants of Plan-Based Awards in 2020
The following table provides information concerning equity awards granted in 2020 or, for deferred restricted common stock units granted under the Bonus Deferral Plan or on the same terms as the deferred bonus awards under the Bonus Deferral Plan, with respect to 2020, to our named executive officers:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units		Grant Date Fair Value of Stock and Option Awards
Stephen A. Schwarzman	—	—		$—
Jonathan D. Gray	4/1/2020	757,217	(a)	$30,894,454
	1/8/2021	94,504	(b)	$5,944,302
Hamilton E. James	—	—		$—
Michael S. Chae	4/1/2020	216,348	(a)	$8,826,998
	1/8/2021	52,993	(b)	$3,333,260
John G. Finley	4/1/2020	108,174	(a)	$4,413,499
	1/8/2021	38,734	(b)	$2,436,369

(a)	Represents deferred restricted common stock units granted under our 2007 Equity Incentive Plan and reflects 2019 performance.
(b)
Represents deferred restricted common stock units granted in 2021 under the Bonus Deferral Plan for 2020 performance and, with respect to Mr. Gray and Mr. Chae, deferred restricted common stock units granted in 2021 in connection with the deferral amount increase for 2020 described above. These grants are reflected in the “Stock Awards” column of the Summary Compensation Table in 2020.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2020
Terms of Discretionary Equity Awards
Vesting Provisions
. The 981,883 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Chae in 2016 began vesting annually in substantially equal installments over six years beginning on July 1, 2019. The 708,601, 47,241 and 47,241 deferred restricted Blackstone Holdings Partnership Units granted in 2019 to Mr. Gray, Mr. Chae and Mr. Finley, respectively, will vest 20% on July 1, 2022, 30% on July 1, 2023 and 50% on July 1, 2024. The 757,217, 216,348 and 108,174 deferred restricted common stock units granted in 2020 to Mr. Gray, Mr. Chae and Mr. Finley, respectively will vest 10% on July 1, 2021, 10% on July 1, 2022, 20% on July 1, 2023, 30% on July 1, 2024 and 30% on July 1, 2025.
Except as described below, unvested discretionary equity awards are generally forfeited upon termination of employment. With respect to Mr. Gray, the deferred restricted Blackstone Holdings Partnership Units granted to him in 2019 and the deferred restricted common stock units granted to him in 2020 will become fully vested if he is terminated by us without cause. In addition, upon the death or permanent disability of a named executive officer, all unvested discretionary equity awards common stock units held at that time will vest immediately. In connection with a named executive officer’s termination of employment due to qualifying retirement, 50% of such units will continue to vest and be delivered over the vesting period, subject to forfeiture if the named executive officer violates any applicable provision of his employment agreement or engages in any competitive activity (as such term is defined in the applicable award agreement). (See
“Non-Competition
and
Non-Solicitation
Agreements — Retirement.”) Further, in the event of a change in control (defined in the Blackstone Holdings partnership agreements as the occurrence of any person, other than Blackstone Group Management L.L.C. or a person approved by Blackstone Group Management L.L.C., becoming the Series II Preferred Stockholder), all unvested discretionary equity awards will automatically be deemed vested as of immediately prior to such change in control.
All vested and unvested equity awards (and our common stock delivered upon vesting or received in exchange for Blackstone Holdings Partnership Units) held by a named executive officer will be immediately forfeited in the event the named executive officer materially breaches any of their restrictive covenants set forth in the non-competition
and
non-solicitation
agreement outlined under
“Non-Competition
and
Non-Solicitation
Agreements” or their service is terminated for cause. Notwithstanding the foregoing, Mr. Schwarzman will not be required to forfeit more than 25% of the units held by him as of March 1, 2018, the date of his amended and restated founding member agreement.
Cash Dividend Equivalents.
All discretionary equity awards are entitled to the payment of current cash dividend equivalents. In accordance with the SEC’s rules, the current cash dividend equivalents are not required to be reported in the Summary Compensation Table because the amounts of future cash dividends are factored into the grant date fair value of the awards.
Minimum Retained Ownership Requirements
. For units granted in 2014 and prior years, while employed by us and generally for one year following the termination of employment, each of our named executive officers (except as otherwise provided below) will be required to continue to hold (and may not transfer) at least 25% of all vested equity (other than vested common stock awarded under our Bonus Deferral Plan) received by him; provided that with respect to vested equity received in connection with the reorganization we effected prior to our initial public offering, such percentage is reduced to 12.5% upon qualifying retirement. For equity granted from 2015 through 2018 each of our named executive officers (except as otherwise provided below) will be required to hold 25% of their vested equity (other than vested common stock awarded under our Bonus Deferral Plan) until the earlier of (1) ten years after the applicable vesting date and (2) one year following termination of employment. For equity awards granted from 2019 and onward, our named executive officers are required to hold 25% of their vested equity (other than vested common stock awarded under our Bonus Deferral Plan) for two years after each vesting event, unless the named executive officer’s employment terminates prior to release, in which case the vested equity will be released two years after the termination of employment. The requirement that one continue to hold at least 25% of such vested equity is subject to the qualification in Mr. Schwarzman’s case that in no event will he be required to hold equity having a market value greater than $1.5 billion or hold equity following termination of employment. Each of our named executive officers is in compliance with these minimum retained ownership requirements.
Transfer Restrictions
. None of our named executive officers may transfer Blackstone Holdings Partnership Units other than pursuant to transactions or programs approved by us.
This transfer restriction applies to sales and pledges of Blackstone Holdings Partnership Units, grants of options, rights or warrants to purchase Blackstone Holdings Partnership Units or swaps or other arrangements that transfer to another, in whole or in part, any of the economic consequences of ownership of the Blackstone Holdings Partnership Units other than as approved by us. We will generally approve pledges or transfers to personal planning vehicles beneficially owned by the families of our pre-IPO
owners and charitable gifts, provided that the pledgee, transferee or donee agrees to be subject to the same transfer restrictions (except as specified above with respect to Mr. Schwarzman). Transfers to Blackstone are also exempt from the transfer restrictions.

The transfer restrictions set forth above will continue to apply generally for one year following the termination of employment of a named executive officer other than Mr. Schwarzman for any reason, except that the transfer restrictions set forth above will lapse upon death or permanent disability. The transfer restrictions will lapse in the event of a change in control (as defined above).
Terms of Deferred Restricted Common Stock Units Granted Under the Bonus Deferral Plan in 2021 and Prior Years
In 2007, we established our Bonus Deferral Plan for certain eligible employees in order to provide such eligible employees with a pre-tax
deferred incentive compensation opportunity and to enhance the alignment of interests between such eligible employees and Blackstone and our affiliates. The Bonus Deferral Plan is an unfunded, nonqualified Bonus Deferral Plan which provides for the automatic, mandatory deferral of a portion of each participant’s annual cash bonus payment.
At the end of each year, the Plan Administrator (as defined in the Bonus Deferral Plan) selects plan participants in its sole discretion and notifies such individuals that they have been selected to participate in the Bonus Deferral Plan for such year. Participation is mandatory for those employees selected by the Plan Administrator to be participants. An individual, if selected, may not decline to participate in the Bonus Deferral Plan and an individual who is not so selected may not elect to participate in the Bonus Deferral Plan. The selection of participants is made on an annual basis; an individual selected to participate in the Bonus Deferral Plan for a given year may not necessarily be selected to participate in a subsequent year. For 2020, all employees other than Mr. Schwarzman and Mr. James were selected to participate in the Bonus Deferral Plan, with the deferred amount (if any) determined in accordance with the table described below.
In respect of the deferred portion of his or her annual cash bonus payment, each participant receives deferral units which represent rights to receive in the future a specified amount of common stock units or other equity-based awards under our 2007 Equity Incentive Plan, subject to vesting provisions described below. The amount of each participant’s annual cash bonus payment deferred under the Bonus Deferral Plan is calculated pursuant to a deferral rate table using the participant’s total annual incentive compensation, which generally includes such participant’s annual cash bonus payment and a portion of any incentive fees earned in connection with our investment funds, and is subject to certain adjustments, including reductions for mandatory contributions to our investment funds. As described above, for 2020 we increased the deferral amount for participants whose annual cash bonus payment was capped. For deferrals of annual cash bonus payments, the deferral percentage was calculated on the basis set forth in the following table (or such other table that may be adopted by the Plan Administrator).

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

Mandatory Deferral Awards
. Generally, deferral units are satisfied by delivery of shares of our common stock in equal annual installments over a three-year deferral period. Delivery of shares of our common stock underlying vested deferral units is delayed until anticipated trading window periods to facilitate the participant’s liquidity to meet tax obligations. If the participant’s employment is terminated for cause, the participant’s undelivered deferral units (vested and unvested) will be immediately forfeited. Upon a change in control or termination of the participant’s employment because of death, any undelivered deferral units (vested and unvested) will become immediately deliverable. Unvested bonus deferral awards will be forfeited upon resignation, will immediately vest and be delivered if the participant’s employment is terminated without cause or because of disability and, in connection with a qualifying retirement, will continue to vest and be delivered over the applicable deferral period, subject to forfeiture if the participant violates any applicable provision of his or her employment agreement or engages in any competitive activity (as such term is defined in the Bonus Deferral Plan).
The 172,788, 793 and 45,151 deferred restricted common stock units granted under the Bonus Deferral Plan to Mr. Gray, Mr. Chae and Mr. Finley, respectively, in 2018 for 2017 performance vested one-third
on January 1, 2019, and
one-third
on January 1, 2020 and
one-third
on January 1, 2021. The 43,752 and 67,045 deferred restricted common stock units granted under the Bonus Deferral Plan to Mr. Chae and Mr. Finley, respectively, in 2019 for 2018 performance vested one-third
on January 1, 2020 and
one-third
on January 1, 2021, and vest
one-third
on January 1,2022. The 30,487 and 40,960 deferred restricted common stock units granted under the Bonus Deferral Plan to Mr. Chae and Mr. Finley, respectively, in 2020 for 2019 performance vested one-third
on January 1, 2021 and vest
one-third
on January 1, 2022 and
one-third
on January 1 2023. The 94,504, 52,993 and 38,734 deferred restricted common stock granted to Mr. Gray, Mr. Chae and Mr. Finley, respectively, in 2021 for 2020 performance vest one-third
on January 1, 2022,
one-third
on January 1, 2023 and
one-third
on January 1, 2024.
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
Senior Managing Director Agreements
Upon the consummation of our initial public offering, we entered into substantially similar senior managing director agreements with each of our named executive officers and other senior managing directors employed at the firm at that time, other than our founder. Senior managing directors who have joined the firm after our initial public offering (including Mr. Finley) have also entered into senior managing director agreements. The agreements generally provide that each senior managing director will devote substantially all of his or her business time, skill, energies and attention to us in a diligent manner. Each senior managing director will be paid distributions and receive benefits in amounts determined by Blackstone from time to time in its sole discretion. The agreements require us to provide the senior managing director with 90 days’ prior written notice prior to terminating his or her service with us (other than a termination for cause). Additionally, the agreements with our named executive officers require each senior managing director to give us 90 days’ prior written notice of intent to terminate service with us and require the senior managing director to be placed on a
90-day
period of “garden leave” following the senior managing director’s termination of service (as further described under the caption “—
Non-Competition
and
Non-Solicitation
Agreements” below).
Outstanding Equity Awards at 2020 Fiscal Year End
The following table provides information regarding outstanding unvested equity awards made to our named executive officers as of December 31, 2020.

	Stock Awards (a)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (b)
Stephen A. Schwarzman	—	$—
Jonathan D. Gray	1,617,918	$104,676,763
Hamilton E. James	—	$—
Michael Chae	1,031,090	$66,723,726
John G. Finley (c)	294,855	$19,035,571

(a)
The references to “stock” or “shares” in this table refer to unvested deferred restricted Blackstone Holdings Partnership Units and unvested deferred restricted common stock units (including deferred restricted common stock units granted under the Bonus Deferral Plan to Messrs. Gray, Chae and Finley in 2021 in respect of 2020 performance and, with respect to Mr. Gray and Mr. Chae, deferred restricted common stock units granted in 2021 in connection with the deferral amount increase for 2020 described above). The vesting terms of these awards are described under the caption “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2020” above.

(b)
The dollar amounts shown under this column were calculated by multiplying the number of unvested deferred restricted Blackstone Holdings Partnership Units or unvested deferred restricted common stock units held by the named executive officer by the closing market price of $64.81 per share of our common stock on December 31, 2020, the last trading day of 2020, other than the deferred restricted common stock units granted in 2020 in respect of 2020 performance, which are valued as of the date of their grant.

(c)
Amounts reported for Mr. Finley include (1) 23,621 deferred restricted Blackstone Holdings Partnership Units, which reflects 50% of the unvested deferred restricted Blackstone Holdings Partnership Units that have been granted to Mr. Finley as discretionary equity awards and (2) 54,087 deferred restricted common stock units which reflects 50% of the unvested deferred restricted common stock units that have been granted to Mr. Finley as discretionary equity awards and (3) 139,440 deferred restricted common stock units granted pursuant to the Bonus Deferral Plan, which are considered vested and undelivered for financial statement reporting purposes in accordance with GAAP pertaining to equity-based compensation due to Mr. Finley’s retirement eligibility. Upon retirement the deferred restricted Blackstone Holdings Partnership Units are scheduled to vest and be delivered over the vesting period and the deferred restricted common stock units are scheduled to be delivered in equal annual installments over the three year deferral period, in each case subject to forfeiture if the named executive officer violates any applicable provision of his employment agreement or engages in any competitive activity (as such term is defined in the applicable award agreement or the Bonus Deferral Plan, as applicable).

Option Exercises and Stock Vested in 2020
The following table provides information regarding the number of outstanding initially unvested equity awards made to our named executive officers that vested during 2020:

	Stock Awards (a)
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting (b)
Stephen A. Schwarzman	—	$—
Jonathan D. Gray	149,699	$8,374,162
Hamilton E. James	—	$—
Michael S. Chae	185,417	$10,404,956
John G. Finley	144,082	$8,077,896

(a)	The references to “stock” or “shares” in this table refer to deferred restricted Blackstone Holdings Partnership Units and our deferred restricted common stock units.
(b)	The value realized on vesting is based on the closing market prices of our common stock on the day of vesting.
Potential Payments Upon Termination of Employment or Change in Control
Upon a change of control event where any person, other than Blackstone Group Management L.L.C. or a person approved by Blackstone Group Management L.L.C., becomes the Series II Preferred Stockholder or a termination of employment because of death or disability, any unvested deferred restricted Blackstone Holdings Partnership Units or unvested deferred restricted common stock units held by any of our named executive officers will automatically be deemed vested as of immediately prior to such occurrence of such change of control or such termination of employment. Had such a change of control or such a termination of employment occurred on December 31, 2020, the last business day of 2020, each of our named executive officers would have vested in the following numbers of deferred restricted Blackstone Holdings Partnership Units and deferred restricted common stock units, having the following values based on our closing market price of $64.81 per share of common stock on December 31, 2020, other than the deferred restricted common stock units granted to Mr. Gray, Mr. Chae and Mr. Finley in 2021 in respect of 2020 performance, which are valued as of the date of their grant: Messrs. Schwarzman and James had no outstanding unvested equity at December 31, 2020; Mr. Gray — 708,601 deferred restricted Blackstone Holdings Partnership Units and 909,317 deferred restricted common stock units with an aggregate value of $104,676,763, Mr. Chae — 701,830 deferred restricted Blackstone Holdings Partnership Units and 329,260 deferred restricted common stock units with an aggregate value of $66,723,726, and Mr. Finley – 47,241 deferred restricted Blackstone Holdings Partnership Units and 247,614 deferred restricted common stock units with an aggregate value of $19,035,571. In addition, the Bonus Deferral Plan provides that upon a change in control or termination of the participant’s employment because of death, any fully vested but undelivered deferred restricted common stock units will become immediately deliverable.

In connection with a named executive officer’s termination of employment due to qualifying retirement, 50% of the unvested deferred restricted Blackstone Holdings Partnership Units will continue to vest and be delivered over the vesting period and any unvested deferred restricted common stock units will vest and be delivered in equal annual installments over the three year deferral period, in each case subject to forfeiture if the named executive officer violates any applicable provision of his employment agreement or engages in any competitive activity (as such term is defined in the applicable award agreement or the Bonus Deferral Plan, as applicable). (See
“Non-Competition
and
Non-Solicitation
Agreements — Retirement.”) As of December 31, 2020, Mr. James and Mr. Finley were retirement eligible. Mr. James had no outstanding unvested equity at December 31, 2020. If Mr. Finley had retired on December 31, 2020, 23,621 of his deferred restricted Blackstone Holdings Partnership Units and 54,087 of his deferred restricted common units granted as discretionary awards would continue to vest and be delivered over the vesting period and 139,440 of his deferred restricted common stock units would vest and be delivered over the three year deferral period, in each case subject to forfeiture if the named executive officer violates any applicable provision of his employment agreement or engages in any competitive activity (as such term is defined in the applicable award agreement or the Bonus Deferral Plan, as applicable).
Upon a termination of Mr. Gray’s, Mr. Chae’s or Mr. Finley’s employment without cause, the deferred restricted common stock units granted to them under the Bonus Deferral Plan in respect of 2020, 2019 and 2018, as applicable, will become fully vested. In addition, with respect to Mr. Gray and Mr. Chae, the deferred restricted common stock units granted to them in respect of 2020 in connection with the deferral amount increase for 2020 described above will also become fully vested upon a termination of their employment without cause. Had such a termination of employment occurred on December 31, 2020, the last business day of 2020, each of Mr. Gray, Mr. Chae and Mr. Finley would have vested in the following numbers of deferred restricted common stock units, respectively, having the following values based on our closing market price of $64.81 per share of common stock on December 31, 2020, other than the deferred restricted common stock units granted to Mr. Gray, Mr. Chae and Mr. Finley in 2021 in respect of 2020 performance, which are valued as of the date of their grant: Mr. Gray — 152,100 deferred restricted common stock units with an aggregate value of $9,677,098, Mr. Chae — 112,912 deferred restricted common stock units with an aggregate value of $7,216,610 and Mr. Finley – 139,440 deferred restricted common stock units with an aggregate value of $8,963,124.
Upon a termination of Mr. Gray’s employment without cause, the deferred restricted Blackstone Holdings Partnership Units granted to him on July 1, 2019 and the deferred restricted common stock units granted to him on April 1, 2020 will become fully vested. Had such a termination occurred on December 31, 2020, the last business day of 2020, Mr. Gray would have vested in 708,601 deferred restricted Blackstone Holdings Partnership units with a value of $45,924,431 and 757,217 deferred restricted common stock units with a value of $49,075,234 based on our closing market price of $64.81 per Blackstone share on December 31, 2020.
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
Non-Competition
and
Non-Solicitation
Agreements — Retirement.”)
In addition, pursuant to Mr. Schwarzman’s founding member agreement described above under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2020 — Schwarzman Founding Member Agreement,” following retirement and for the remainder of his life, Mr. Schwarzman will be provided with specified retirement benefits, including a car and driver, retention of his current office, administrative support and annual home and personal security benefits. The value of such retirement benefits is estimated at approximately $2.8 million per year based on 2020 costs. We have not assigned a value to the entitlements of Mr. Schwarzman and his estate and related entities to receive carried interest in new funds or to invest in our investment funds fee free following his termination of service as such value cannot be reasonably estimated. We anticipate that any incremental cost to us with respect to the other personal benefits to which Mr. Schwarzman is entitled following his retirement will be de minimis.

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
Garden Leave
. Upon his or her voluntary departure from our firm, a Contracting Employee is required to take a prescribed period of “garden leave.” The period of garden leave is 90 days for our non-founding
senior managing directors and generally between 30 and 60 days for other Contracting Employees. During this period the Contracting Employee will continue to receive some of his or her Blackstone compensation and benefits but is prohibited from commencing employment with a new employer until the garden leave period has expired. The period of garden leave for each Contracting Employee will run coterminously with the non-competition
Restricted Period that applies to him or her as described below. Our founder Mr. Schwarzman is subject to non-competition
covenants but not garden leave requirements.
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
Non-Solicitation
. During the term of employment of each Contracting Employee, and during the Restricted Period immediately thereafter, he or she will not, directly or indirectly, in any manner solicit any of our employees to leave their employment with us or hire any such employee who was employed by us as of the date of his or her termination or who left employment with us within one year prior to or after the date of his or her termination. Additionally, each Contracting Employee may not solicit or encourage to cease to work with us any consultant or senior advisers that he or she knows or should know is under contract with us.

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
Restricted Period
. For purposes of the foregoing covenants, the “Restricted Period” will be:

Covenant	Stephen A. Schwarzman	Other Senior Managing Directors	Other Contracting Employees
Non-competition	Two years after termination of employment.	One year after termination of employment (which may be extended to 18 months in Blackstone’s sole discretion).	Generally between 90 days and nine months after termination of employment.

Non-solicitation of Blackstone employees	Two years after termination of employment.	Two years after termination of employment.	Generally one year after termination of employment.

Non-solicitation of Blackstone clients or investors	Two years after termination of employment.	One year after termination of employment (which may be extended to 18 months in Blackstone’s sole discretion).	Generally between six months and one year after termination of employment.

Non-interference with business relationships	Two years after termination of employment.	One year after termination of employment (which may be extended to 18 months in Blackstone’s sole discretion).	Generally between six months and one year after termination of employment.
For individuals (other than Mr. Schwarzman) who became senior managing directors prior to January 1, 2018 (including our named executive officers), the Restricted Period for the non-competition,
non-solicitation
of Blackstone clients or investors and
non-interference
with business relationships covenants is one year after termination of employment.
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
non-solicitation,
non-interference,
non-disparagement
or intellectual property provisions by a Contracting Employee, the breaching individual agrees that we will be entitled to seek equitable relief in the form of specific performance, restraining orders, injunctions or other equitable remedies (including forfeiture of the breaching individual’s vested and unvested interests in Blackstone).
Pay Ratio Disclosure
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation
S-K,
we are providing the following information regarding the ratio of the annual total compensation for our principal executive officer to the median of the annual total compensation of all our employees (other than our principal executive officer) (the “CEO Pay Ratio”). Our CEO Pay Ratio is a reasonable estimate calculated in a manner consistent with Item 402(u). However, due to the flexibility afforded by Item 402(u) in calculating the CEO Pay Ratio, our CEO Pay Ratio may not be comparable to the CEO pay ratios presented by other companies. As of December 31, 2020, we employed approximately 3,165 people, including our 166 senior managing directors. We identified our median employee using our global employee population as of December 31, 2020. To identify our median employee, we used annual base salary and bonuses earned in 2020. We believe this consistently applied compensation measure reasonably reflects annual compensation across our employee base. Application of our consistently applied compensation measure identified six employees with the same total annual base salary and cash bonus earned in 2020. We identified our median employee from among these employees by reviewing the components of their annual total compensation and selecting the employee whose title, tenure and compensation characteristics most accurately reflected the compensation of a typical employee. After identifying our median employee, we calculated the median employee’s annual total compensation in accordance with the requirements of the Summary Compensation Table. For 2020, the annual total compensation for Mr. Schwarzman, our principal executive officer, was $86,380,331 and our median employee’s annual total compensation was $220,000. Accordingly, annual total compensation of our principal executive officer was approximately three hundred and ninety three times the annual total compensation of our median employee.
Director Compensation in 2020
No additional remuneration is paid to our employees for service on our board of directors. In 2020, each of our non-employee
directors received an annual cash retainer of $150,000 and a grant of deferred restricted common stock units equivalent in value to $210,000, with a grant date fair value determined as described in footnote (a) to the first table below. An additional $40,000 annual cash retainer was paid to the Chairman of the Audit Committee during 2020, $30,000 of which was paid in cash and the remainder of which was paid in the form of deferred restricted common stock units equivalent in value to $10,000 and with the same vesting terms as the other deferred restricted common stock units. An additional $50,000 annual cash retainer was paid to Mr. Light in connection with his service on the executive committee of The Blackstone Group International Partners LLP.

The following table provides the director compensation for our directors for 2020:

Name	Fees Earned or Paid in Cash	Stock Awards (a) (b)	Total
Kelly A. Ayotte	$150,000	$207,246	$357,246
Joseph P. Baratta (c)	$—	$—	$—
James W. Breyer	$150,000	$212,558	$362,558
Reginald J. Brown (d)	$44,423	$210,300	$254,723
Sir John Hood	$150,000	$215,809	$365,809
Rochelle B. Lazarus	$150,000	$209.904	$359,904
Jay O. Light	$200,000	$210,642	$410,642
The Right Honorable Brian Mulroney	$150,000	$214,288	$364,288
William G. Parrett	$180,000	$217,099	$397,099
Ruth Porat (e)	$77,308	$214,384	$291,692

(a)
The references to “stock” in this table refer to our deferred restricted common stock units. Amounts for 2020 represent the grant date fair value of stock awards granted in the year, computed in accordance with GAAP, pertaining to equity-based compensation. The assumptions used in determining the grant date fair value are set forth in Note 16. “Earnings Per Share and Stockholder’s Equity” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data.” These deferred restricted common stock units vest, and the underlying shares of common stock will be delivered, on the first anniversary of the date of the grant, subject to the outside director’s continued service on our board of directors.

(b)
Each of our
non-employee
directors was granted deferred restricted common stock units upon appointment as a director. In 2020, in connection with the anniversary of his or her initial grant, each of the following directors was granted deferred restricted common stock units: Ms. Ayotte — 4,135; Mr. Breyer — 3,898; Mr. Hood —4,265 units; Ms. Lazarus — 3,933 units; Mr. Light — 3,997 units; Mr. Mulroney — 3,632 units; and Mr. Parrett — 3,874 units; units. In addition, Mr. Brown and Ms. Porat were granted 3,953 and 3,746 deferred restricted common stock units, respectively, upon their respective appointments as a director in 2020. The amounts of our non-employee
directors’ compensation were approved by our board of directors upon the recommendation of our founder following his review of directors’ compensation paid by comparable companies.

The following table provides information regarding outstanding unvested equity awards made to our directors as of December 31, 2020:

	Stock Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (2)
Kelly A. Ayotte	4,135	$267,989
James W. Breyer	3,898	$252,629
Reginald J. Brown	3,953	$256,194
Sir John Hood	4,265	$276,415
Rochelle B. Lazarus	3,933	$254,898
Jay O. Light	3,997	$259,046
The Right Honorable Brian Mulroney	3,632	$235,390
William G. Parrett	3,874	$251,074
Ruth Porat	3,746	$242,778

(1)	The references to “stock” or “shares” in this table refer to our deferred restricted common stock units.
(2)
The dollar amounts shown in this column were calculated by multiplying the number of unvested deferred restricted common stock units held by the director by the closing market price of $64.81 per share of our common stock on December 31, 2020, the last trading day of 2020.

(c)
Mr. Baratta is an employee and no additional remuneration is paid to him for his service as a director. Mr. Baratta’s employee compensation is discussed in “—Item 13. Certain Relationships and Related Transactions, and Director Independence.”

(d)
Mr. Brown was appointed to the board of directors on September 15, 2020. Therefore, the amounts reported for Mr. Brown reflect the pro-rated
portion of his annual cash retainer earned from the date of his appointment.

(e)
Ms. Porat was appointed to the board of directors on June 25, 2020. Therefore, the amounts reported for Ms. Porat reflect the pro-rated
portion of her annual cash retainer earned from the date of her appointment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our common stock and Blackstone Holdings Partnership Units as of February 19, 2021 by:

•	each person known to us to beneficially own 5% of any class of the outstanding voting securities of The Blackstone Group Inc.,

•	each member of our board of directors,

•	each of our named executive officers, and

•	all our directors and executive officers as a group.
The amounts and percentage of common stock and Blackstone Holdings Partnership Units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of February 19, 2021. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all securities shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise included, for purposes of this table, the principal business address for each such person is c/o The Blackstone Group Inc., 345 Park Avenue, New York, New York 10154.

	Common Stock, Beneficially Owned		Blackstone Holdings Partnership Units Beneficially Owned (a)
Name of Beneficial Owner	Number	% of Class	Number	% of Class
5% Stockholders
The Vanguard Group, Inc. (b)	37,271,096	5.5%	—	—
Wellington Management Company LLP (c)	42,735,373	6.2%	—	—

Directors and Executive Officers (d)(e)
Stephen A. Schwarzman (f)(g)	—	—	231,924,793	49.7%
Jonathan D. Gray (g)	495,911	*	40,585,300	8.7%
Hamilton E. James (g)	2,870,497	*	26,030,300	5.6%
Michael S. Chae (g)	60,891	*	5,958,726	1.3%
John G. Finley (g)	167,575	*	432,535	*
Kelly A. Ayotte	5,392	*	—	—
Joseph P. Baratta	246,719	*	5,115,291	1.1%
James W. Breyer	19,189	*	—	—
Reginald J. Brown	—	—	—	—
Sir John Hood	7,103	*	—	—
Rochelle B. Lazarus (g)	47,106	*	—	—
Jay O. Light	62,468	*	—	—
The Right Honorable Brian Mulroney	169,375	*	—	—
William G. Parrett (g)(h)	89,171	*	—	—
Ruth Porat	—	—	—	—
All executive officers and directors as a group (15 persons)	4,241,397	*	310,046,945	66.4%

*	Less than one percent
(a)
Subject to certain requirements and restrictions, the partnership units of Blackstone Holdings are exchangeable for shares of our common stock on a one-for-one
basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the five Blackstone Holdings Partnerships to effect an exchange for a share of our common stock. See “— Item 13. Certain Relationships and Related Transactions, and Director Independence — Exchange Agreement.” Beneficial ownership of Blackstone Holdings Partnership Units reflected in this table has not been also reflected as beneficial ownership of our shares of common stock for which such units may be exchanged.

(b)
Reflects shares of common stock beneficially owned by The Vanguard Group, Inc. and its subsidiaries based on the amended Schedule 13G filed by The Vanguard Group, Inc. on February 10, 2021. The address of The Vanguard Group, Inc. is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(c)
Reflects shares of common stock beneficially owned by the Wellington Management Company LLP and its subsidiaries based on the Schedule 13G filed by the Wellington Management Company LLP on February 3, 2021. The address of the Wellington Management Company LLP is 280 Congress Street Boston, MA 02210.

(d)
The shares of common stock and Blackstone Holdings Partnership Units beneficially owned by the directors and executive officers reflected above do not include the following number of securities that will be delivered to the respective individual more than 60 days after February 19, 2021: Mr. Gray - 708,601 deferred restricted Blackstone Holdings Partnership Units and 851,721 deferred restricted common units; Mr. Chae - 701,830 deferred restricted Backstone Holdings Partnership Units and 304,249 deferred restricted common units; Mr. Finley - 47,241 deferred restricted Blackstone Holdings Partnership Units and 196,562 deferred restricted common units; Mr. Baratta – 2,107,434 Blackstone Holdings Partnership Units and 953,284 deferred restricted common units; Ms. Ayotte - 4,135 deferred restricted common units; Mr. Mulroney - 3,632 deferred restricted common units; Mr. Parrett - 3,874 deferred restricted common units; Ms. Lazarus - 3,933 deferred restricted common units; Mr. Light - 3,997 deferred restricted common units; Mr. Breyer - 3,898 deferred restricted common units Mr. Hood - 4,265 deferred restricted common units; Ms. Porat - 3,746 deferred restricted common units; and Mr. Brown - 3,953 deferred restricted common units.
(e)
The Blackstone Holdings Partnership Units shown in the table above include the following number of vested units being held back under our minimum retained ownership requirements: Mr. Schwarzman - 21,437,759 Blackstone Holdings Partnership Units; Mr. James - 14,648,744 Blackstone Holdings Partnership Units; Mr. Gray - 11,477,971 Blackstone Holdings Partnership Units; Mr. Chae - 3,263,984 Blackstone Holdings Partnership Units; and Mr. Finley - 187,881 Blackstone Holdings Partnership Units and Mr. Baratta – 3,519,039 Blackstone Holdings Partnership Units and 246,050 deferred restricted common units.

(f)
On those few matters that may be submitted for a vote of the sole holder of the Series I preferred stock, Blackstone Partners L.L.C., an entity owned by senior managing directors of Blackstone and controlled by Mr. Schwarzman, is entitled to an aggregate number of votes on any matter that may be submitted for a vote of our common stock that is equal to the aggregate number of vested and unvested Blackstone Holdings Partnership Units held by the limited partners of Blackstone Holdings on the relevant record date and entitles it to participate in the vote on the same basis as our common stock. Our senior managing directors have agreed in the limited liability company agreement of Blackstone Partners L.L.C. that our founder, Mr. Schwarzman, will have the power to determine how the Series I preferred stock held by Blackstone Partners L.L.C. will be voted. Following the withdrawal, death or disability of Mr. Schwarzman (and any successor founder), this power will revert to the members of Blackstone Partners L.L.C. holding a majority in interest in that entity. The limited liability company agreement of Blackstone Partners L.L.C. provides that at such time as Mr. Schwarzman should cease to be a founding member, Jonathan D. Gray will thereupon succeed Mr. Schwarzman as the sole founding member of Blackstone Partners L.L.C. If Blackstone Partners L.L.C. directs us to do so, we will issue shares of Series I preferred stock to each of the limited partners of Blackstone Holdings, whereupon each holder of Series I preferred stock will be entitled to a number of votes that is equal to the number of vested and unvested Blackstone Holdings Partnership Units held by such Series I preferred stockholder on the relevant record date.

(g)
The Blackstone Holdings Partnership Units shown in the table above for such named executive officers and directors include (a) the following units held for the benefit of family members with respect to which the named executive officer or director, as applicable, disclaims beneficial ownership: Mr. Schwarzman - 2,007,650 units held in various trusts for which Mr. Schwarzman is the investment trustee, Mr. James - 7,307,207 units held in various trusts for which Mr. James and his brother are trustees (but Mr. James does not have or share investment control with respect to the units), Mr. Gray - 10,549,315 units held in trusts for which Mr. Gray is the investment trustee, Mr. Chae - 1,150,070 units held in a trust for which Mr. Chae is the investment trustee, and Mr. Baratta – 142,237 units held in a trust for which Mr. Baratta is the investment trustee (b) the following units held in grantor retained annuity trusts for which the named executive officer or director, as applicable, is the investment trustee: Mr. Schwarzman - 2,677,276 units and Mr. Gray - 9,375,751, (c) the following units held by a corporation for which the named executive officer is a controlling shareholder: Mr. Schwarzman - 1,438,529 units, and Mr. Baratta – 4,541,950 units and (d) 5,000,000 units that have been pledged by Mr. Schwarzman as security to a third party to secure payment for a loan made by such third party. Mr. Schwarzman also directly, or through a corporation for which he is the controlling shareholder, beneficially owns an additional 364,278 partnership units in each of Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. In addition, with respect to Mr. Schwarzman, the above table excludes partnership units of Blackstone Holdings held by his children or in trusts for the benefit of his family as to which he has no voting or investment control. The Blackstone common stock shown in the table above for each named executive officer and director include (a) the following shares held for the benefit of family members with respect to which the named executive officer or director, as applicable, disclaims beneficial ownership: Mr. James - 20,497 shares held in a family limited liability company and 1,850,000 shares held in a trust for the benefit of family members of which he is a trustee; Mr. Finley - 43,523 shares held in a family limited liability company and 4,000 shares held in a trust for the benefit of his spouse of which he is a trustee, and Ms. Lazarus - 2,950 shares held in a trust for the benefit of family members over which she shares investment control and (b) 11,000 shares held in a trust for the benefit of Mr. Finley and his family of which he is a trustee.

(h)	The common stock shown in the table above for Mr. Parrett includes 13,000 shares that are pledged to a third party to secure payment for a loan.
Securities Authorized for Issuance under Equity Compensation Plans
The table set forth below provides information concerning the awards that may be issued under the 2007 Equity Incentive Plan as of December 31, 2020:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (b)
Equity Compensation Plans Approved by Security Holders	56,648,349	—	156,414,865
Equity Compensation Plans Not Approved by Security Holders	—	—	—

	56,648,349	—	156,414,865

(a)
Reflects the outstanding number of our deferred restricted common stock units and deferred restricted Blackstone Holdings Partnership Units granted under the 2007 Equity Incentive Plan as of December 31, 2020.

(b)
The aggregate number of our common stock and Blackstone Holdings Partnership Units covered by the 2007 Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of shares of common stock equal to the positive difference, if any, of (a) 15% of the aggregate number of shares of our common stock and Blackstone Holdings Partnership Units outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by The Blackstone Group Inc. or its wholly owned subsidiaries) minus (b) the aggregate number of shares of our common stock and Blackstone Holdings Partnership Units covered by the 2007 Equity Incentive Plan as of such date (unless the administrator of the 2007 Equity Incentive Plan should decide to increase the number of shares of our common stock and Blackstone Holdings Partnership Units covered by the plan by a lesser amount). As of January 1, 2021, pursuant to this formula, 171,130,080 shares of common stock, which is equal to 0.15 times the number of shares of our common stock and Blackstone Holdings Partnership Units outstanding on December 31, 2020, were available for issuance under the 2007 Equity Incentive Plan. We have filed a registration statement and intend to file additional registration statements on Form
S-8
under the Securities Act to register shares of common stock covered by the 2007 Equity Incentive Plan (including pursuant to automatic annual increases). Any such
Form S-8
registration statement will automatically become effective upon filing. Accordingly, shares of common stock registered under such registration statement will be available for sale in the open market.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons
Tax Receivable Agreements
We used a portion of the proceeds from the IPO and the sale of non-voting
common units to Beijing Wonderful Investments to purchase interests in the predecessor businesses from the predecessor owners. In addition, holders of Blackstone Holdings Partnership Units (other than The Blackstone Group Inc.’s wholly owned subsidiaries), subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings partnerships, may up to four times each year. (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for shares of our common stock on a
one-for-one
basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the Blackstone Holdings partnerships to effect an exchange for a share of common stock. Blackstone Holdings I L.P. and Blackstone Holdings II L.P. have made an election under Section 754 of the Internal Revenue Code effective for each taxable year in which an exchange of partnership units for a share of common stock occurs, which may result in an adjustment to the tax basis of the assets of such Blackstone Holdings Partnerships at the time of an exchange of partnership units. Other Blackstone Holdings Partnerships and certain subsidiary partnerships are expected to make such elections for the 2020 taxable year with the filing of their federal income tax returns for such tax year. The purchase and subsequent exchanges of Blackstone Holdings Partnership Units are expected to result in increases in the tax basis of the tangible and intangible assets of Blackstone Holdings that otherwise would not have been available. These increases in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that we would otherwise be required to pay in the future. We have entered into a tax receivable agreement with holders of Blackstone Holdings Partnership Units that provides for the payment by us to such holders of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change in control, as discussed below) as a result of these increases in tax basis and of certain other tax benefits related to our entering into tax receivable agreements, including tax benefits attributable to payments under the tax receivable agreement. Additional tax receivable agreements have been executed, and will continue to be executed, with newly-admitted Blackstone senior managing directors and certain others who acquire Blackstone Holdings Partnership Units. This payment obligation is an obligation of us (and certain of our subsidiaries that are treated as corporations for U.S. federal income tax purposes which we refer to as “the corporate taxpayers”) and not of Blackstone Holdings. The corporate taxpayers expect to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the actual income tax liability of the corporate taxpayers to the amount of such taxes that the corporate taxpayer would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Blackstone Holdings as a result of the exchanges and had the corporate taxpayers not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of our IPO and will continue until all such tax benefits have been utilized or expired, unless the corporate taxpayers exercise their right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement.
Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreement (which are taxable to the recipients) in respect of the purchase and exchanges will aggregate $857.5 million over the next 15 years. The after-tax
net present value of these estimated payments totals $249.2 million assuming a 15% discount rate and using an estimate of timing of the benefit to be received. Future payments under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreement are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO
owners and the others mentioned above.
Subsequent to December 31, 2020, payments totaling $52.0 million were made to certain pre-IPO
owners and others mentioned above in accordance with the tax receivable agreement and related to tax benefits the Partnership received for the 2019 taxable year. Those payments included payments of $5.3 million to Mr. Schwarzman and investment vehicles controlled by relatives of Mr. Schwarzman; $1.7 million to Mr. James and a trust for which Mr. James is the investment trustee and $0.4 million to Mr. Chae.
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
Registration Rights Agreement
In connection with the restructuring and IPO, we entered into a registration rights agreement with our pre-IPO
owners, which was subsequently amended in connection with the Conversion, pursuant to which we granted them, their affiliates and certain of their transferees the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act shares of common stock delivered in exchange for Blackstone Holdings Partnership Units or shares of common stock (and other securities convertible into or exchangeable or exercisable for our shares of common stock) otherwise held by them. In addition, newly-admitted Blackstone senior managing directors and certain others who acquire Blackstone Holdings Partnership Units have subsequently become parties to the registration rights agreement. Under the registration rights agreement, we agreed to register the exchange of Blackstone Holdings Partnership Units for shares of common stock by our holders of Blackstone Holdings Partnership Units. In June 2008, we filed a registration statement on Form
S-3
with the Securities and Exchange Commission to cover future issuances from time to time of up to 818,008,105 common units to holders of Blackstone Holdings Partnership Units upon exchange of up to an equal number of such Blackstone Holdings Partnership Units. In addition, our founder, Stephen A. Schwarzman, has the right to request that we register the sale of shares of common stock held by holders of Blackstone Holdings Partnership Units an unlimited number of times and may require us to make available shelf registration statements permitting sales of shares of common stock into the market from time to time over an extended period. In addition, Mr. Schwarzman has the ability to exercise certain piggyback registration rights in respect of shares of common stock held by holders of Blackstone Holdings Partnership Units in connection with registered offerings requested by other registration rights holders or initiated by us.
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

Joseph P. Baratta
Mr. Baratta received a base salary of $350,000 and an annual cash bonus payment of $4,650,000. The cash payment was based upon the performance of the Private Equity business, including the contribution of all current and past funds within the business dating back to before the IPO. The ultimate cash payment to Mr. Baratta was, however, determined in the discretion of Mr. Schwarzman and Mr. Gray. On January, 8, 2021, Mr. Baratta was granted 86,555 shares of deferred restricted common stock with a grant date fair value of $5,444,310, reflecting the portion of his annual cash bonus payment mandatorily deferred into deferred restricted common stock pursuant to the Bonus Deferral Plan and an additional equity award equal to 10% of his deferral amount in connection with the increase of the deferral amount for 2020 as described in the Compensation Discussion and Analysis above. In April 2020, Mr. Baratta was awarded a discretionary award of 865,391 deferred restricted common stock units with a grant date fair value of $35,307,953. This award reflected 2019 performance and was intended to further promote retention and to incentivize future performance. See “— Item 11. Executive Compensation — Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2020 — Terms of Discretionary Equity Awards” for discussion of the vesting terms applicable to Mr. Baratta’s equity awards.
Mr. Baratta also participated in the performance fees of our funds, consisting of carried interest in our carry funds and incentive fees in our funds that pay incentive fees. The compensation paid to Mr. Baratta in respect of carried interest in our carry funds primarily relates to Mr. Baratta’s participation in the private equity funds (which were formed both before and after the IPO). The amount of distributions, whether cash or in-kind,
in respect of carried interest or incentive fee allocations to Mr. Baratta for 2020 was $7,384,106. Any in-kind
distributions in respect of carried interest are reported based on the market value of the securities distributed as of the date of distribution. See “— Item 11. Executive Compensation — Compensation Elements for Named Executive Officers” in this report for additional discussion of the elements of our compensation program.
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
Subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, Blackstone Holdings Partnership Units may be exchanged for shares of common stock as described under “— Exchange Agreement” below. In addition, the Blackstone Holdings partnership agreements authorize the wholly owned subsidiaries of The Blackstone Group Inc., which are the general partners of those partnerships, to issue an unlimited number of additional partnership securities of the Blackstone Holdings Partnerships with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Blackstone Holdings Partnership Units, and which may be exchangeable for shares of our common stock.
See “— Item 11. Executive Compensation — Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2020 — Terms of Discretionary Equity Awards” for a discussion of minimum retained ownership requirements and transfer restrictions applicable to the Blackstone Holdings Partnership Units. The generally applicable minimum retained ownership requirements and transfer restrictions are outlined in the sections referenced in the preceding sentence. There may be some different arrangements for some individuals in some instances. In addition, we may waive these requirements and restrictions from time to time.
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
Exchange Agreement
In connection with the reorganization and IPO, we entered into an exchange agreement with the holders of partnership units in Blackstone Holdings (other than The Blackstone Group Inc.’s wholly owned subsidiaries), which was subsequently amended in connection with the Conversion. In addition, newly-admitted Blackstone senior managing directors and certain others who acquire Blackstone Holdings Partnership Units also become parties to the exchange agreement. Under the exchange agreement, subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, each such holder of Blackstone Holdings Partnership Units (and certain transferees thereof) may up to four times each year (subject to the terms of the exchange agreement) exchange these partnership units for shares of our common stock on a one-for-one
basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Under the exchange agreement, to effect an exchange a holder of partnership units in Blackstone Holdings must simultaneously exchange one partnership unit in each of the Blackstone Holdings Partnerships. As a holder exchanges its Blackstone Holdings Partnership Units, The Blackstone Group Inc.’s indirect interest in the Blackstone Holdings Partnerships will be correspondingly increased.

Firm Use of Private Aircraft
Certain entities controlled by Mr. Schwarzman wholly own aircraft that we use for business purposes in the course of our operations, and in 2020, we made payments of $0.7 million for the use of such aircraft, which included $0.4 million paid directly to the managers of the aircraft. An entity controlled by Mr. Gray wholly owns aircraft that we use for business purposes in the course of our operations, and in 2020, we made payments of $0.9 million for the use of such aircraft, which included $0.8 million paid directly to the manager of the aircraft for such use. An entity jointly controlled by Mr. Baratta and two other individuals owns aircraft that we use for business purposes in the course of our operations, and in 2020, we made payments of $0.8 million for the use of such aircraft. Each of Messrs. Schwarzman, Gray, and Baratta paid for his respective ownership interest in his aircraft himself and bore his respective share of all operating, personnel and maintenance costs associated with the operation of such aircraft. The hourly payments we made for use of such aircraft were based on current market rates.
Investment In or Alongside Our Funds
Our directors and executive officers may invest their own capital in or alongside our funds and other vehicles we manage, in some instances, without being subject to management fees, carried interest or incentive fees. For our carry funds, these investments may be made through the applicable fund general partner and fund a portion of the general partner capital commitments to our funds. These investment opportunities are available to all of our senior managing directors and to those of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments and in compliance with applicable laws. During the year ended December 31, 2020, our directors and executive officers (and, in some cases, certain investment trusts or other family vehicles or charitable organizations controlled by them or their immediate family members) had the following gross contributions relating to their personal investments (and the investments of any such trusts) in Blackstone funds and other Blackstone-managed vehicles: Mr. Schwarzman, Mr. James, Mr. Gray, Mr. Baratta, Mr. Chae, Mr. Breyer, Mr. Finley, Mr. Light, Mr. Parrett, Mr. Mulroney and Ms. Ayotte made gross contributions of $314.7 million, $130.9 million, $36.2 million, $11.4 million, $6.8 million, $4.4 million, $1.0 million, $0.2 million, $0.2 million, $0.1 million, and $0.01 million respectively.
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
Non-Competition
and
Non-Solicitation
Agreements
We have entered into a
non-competition
and
non-solicitation
agreement with each of our professionals, including each of our executive officers. See “— Item 11. Executive Compensation —
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
The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, the “Deloitte Entities”):

	Year Ended December 31, 2020
	The Blackstone Group Inc.		Blackstone Entities, Principally Fund Related (c)	Blackstone Funds, Transaction Related (d)	Total
	(Dollars in Thousands)
Audit Fees	$9,720	(a)	$43,444	$—	$53,164
Audit-Related Fees	445		1,700	16,257	18,402
Tax Fees	972	(b)	71,680	19,748	92,400
All Other Fees	—		—	—	—

	$11,137		$116,824	$36,005	$163,966

	Year Ended December 31, 2019
	The Blackstone Group Inc.		Blackstone Entities, Principally Fund Related (c)	Blackstone Funds, Transaction Related (d)	Total
	(Dollars in Thousands)
Audit Fees	$10,185	(a)	$41,395	$—	$51,580
Audit-Related Fees	—		2,946	19,257	22,203
Tax Fees	1,222	(b)	63,424	10,873	75,519
All Other Fees	—		172	—	172

	$11,407		$107,937	$30,130	$149,474

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

3.	Exhibits:

Exhibit Number	Exhibit Description

3.1*	Amended and Restated Certificate of Incorporation of The Blackstone Group Inc.

3.2*	Amended and Restated Bylaws of The Blackstone Group Inc.

4.1*	Description of Capital Stock.

4.2	Indenture dated as of August 20, 2009 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 20, 2009).

4.3	Third Supplemental Indenture dated as of August 17, 2012 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2012).

4.4	Form of 4.750% Senior Note due 2023 (included in Exhibit 4.3 hereto).

4.5	Fourth Supplemental Indenture dated as of August 17, 2012 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2012).

4.6	Form of 6.250% Senior Note due 2042 (included in Exhibit 4.5 hereto).

4.7	Fifth Supplemental Indenture dated as of April 7, 2014 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2014).

4.8	Form of 5.000% Senior Note due 2044 (included in Exhibit 4.7 hereto).

4.9	Sixth Supplemental Indenture dated as of April 27, 2015 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 27, 2015).

4.10	Form of 4.450% Senior Note due 2045 (included in Exhibit 4.9 hereto).

4.11	Seventh Supplemental Indenture dated as of May 19, 2015 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2015).

4.12	Form of 2.000% Senior Note due 2025 (included in Exhibit 4.11 hereto).

4.13	Guarantor Joinder Agreement dated as of October 1, 2015 among Blackstone Holdings Finance Co. L.L.C., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., Blackstone Holdings AI L.P. and Citibank, N.A., as administrative agent (incorporated herein by reference to Exhibit 4.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

4.14	Eighth Supplemental Indenture dated as of October 1, 2015 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., Blackstone Holdings AI L.P. and The Bank of New York Mellon, as Trustee (incorporated herein by reference to Exhibit 4.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

4.15	Ninth Supplemental Indenture dated as of October 5, 2016 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2016).

4.16	Form of 1.000% Senior Note due 2026 (included in Exhibit 4.15 hereto).

4.17	Tenth Supplemental Indenture dated as of October 2, 2017 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 2, 2017).

4.18	Form of 3.150% Senior Note due 2027 (included in Exhibit 4.17 hereto).

4.19	Eleventh Supplemental Indenture dated as of October 2, 2017 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC October 2, 2017).

4.20	Form of 4.000% Senior Note due 2047 (included in Exhibit 4.19 hereto).

4.21	Twelfth Supplemental Indenture dated as of April 10, 2019 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2019).

4.22	Form of 1.500% Senior Notes due 2029 (included in Exhibit 4.21 hereto).

4.23	Thirteenth Supplemental Indenture dated as of September 10, 2019 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 10, 2019).

4.24	Form of 2.500% Senior Note due 2030 (included in Exhibit 4.23 hereto).

4.25	Fourteenth Supplemental Indenture dated as of September 10, 2019 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 10, 2019).

4.26	Form of 3.500% Senior Note due 2049 (included in Exhibit 4.25 hereto).

4.27	Fifteenth Supplemental Indenture dated as of September 29, 2020 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2020).

4.28	Form of 1.600% Senior Note due 2031 (included in Exhibit 4.27 hereto).

4.29	Sixteenth Supplemental Indenture dated as of September 29, 2020 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2020).

4.30	Form of 2.800% Senior Note due 2050 (included in Exhibit 4.29 hereto).

10.1	Third Amended and Restated Limited Partnership Agreement of Blackstone Holdings I L.P., dated as of August 10, 2020, by and among Blackstone Holdings I/II GP L.L.C. and the limited partners of Blackstone Holdings I L.P. party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.2	Third Amended and Restated Limited Partnership Agreement of Blackstone Holdings II L.P., dated as of August 10, 2020, by and among Blackstone Holdings I/II GP L.L.C. and the limited partners of Blackstone Holdings II L.P. party thereto (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.3	Fourth Amended and Restated Limited Partnership Agreement of Blackstone Holdings III L.P., dated as of August 10, 2020, by and among Blackstone Holdings III GP L.P. and the limited partners of Blackstone Holdings III L.P. party thereto (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.4	Fourth Amended and Restated Limited Partnership Agreement of Blackstone Holdings IV L.P., dated as of August 10, 2020, by and among Blackstone Holdings IV GP L.P. and the limited partners of Blackstone Holdings IV L.P. party thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.5	Third Amended and Restated Limited Partnership Agreement of Blackstone Holdings AI L.P., dated as of August 10, 2020, by and among Blackstone Holdings I/II GP L.L.C. and the limited partners of Blackstone Holdings AI L.P. party thereto (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.6	Tax Receivable Agreement, dated as of June 18, 2007, by and among Blackstone Holdings I/II GP Inc., Blackstone Holdings I L.P., Blackstone Holdings II L.P. and the limited partners of Blackstone Holdings I L.P. and Blackstone Holdings II L.P. party thereto (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.7	Amendment to Tax Receivable Agreement, dated as of July 1, 2019, by and among Blackstone Holdings I/II GP L.L.C., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings AI L.P. and the limited partners of Blackstone Holdings I L.P., Blackstone Holdings II L.P. and Blackstone Holdings AI L.P. party thereto (incorporated herein by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2019).

10.8	Fourth Amended and Restated Exchange Agreement, dated as of July 1, 2019, by and among The Blackstone Group Inc., Blackstone Holdings AI L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and the Blackstone Holdings Limited Partners party thereto (incorporated herein by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2019).

10.9	Registration Rights Agreement, dated as of June 18, 2007 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.10	Amendment to Registration Rights Agreement, dated as of July 1, 2019 (incorporated herein by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2019).

10.11+	The Blackstone Group Inc. Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.4 of The Blackstone Group Inc. Post-Effective Amendment No. 1 to Form S-8 filed on July 1, 2019).

10.12+	The Blackstone Group Inc. Eighth Amended and Restated Bonus Deferral Plan (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020).

10.13+	Amended and Restated Founding Member Agreement of Stephen A. Schwarzman, dated as of March 1, 2018, by and among Blackstone Holdings I L.P. and Stephen A. Schwarzman (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018).

10.14+	Letter Agreement, dated as of July 1, 2019, amending Amended and Restated Founding Member Agreement of Stephen A. Schwarzman, dated as of March 1, 2018, by and among Blackstone Holdings I L.P. and Stephen A. Schwarzman (incorporated herein by reference to Exhibit 99.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2019).

10.15+	Form of Senior Managing Director Agreement by and among Blackstone Holdings I L.P. and each of the Senior Managing Directors from time to time party thereto (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on June 14, 2007). (Applicable to all executive officers other than Mr. Schwarzman.)

10.16+	Form of Deferred Restricted Common Unit Award Agreement (Directors) (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 8, 2008).

10.17+	Form of Deferred Restricted Blackstone Holdings Unit Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the SEC on November 7, 2008).

10.18+	Second Amended and Restated Limited Liability Company Agreement of BMA V L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BMA V L.L.C. (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.19+	Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International L.P., dated as of May 31, 2007, by and among BREA International (Cayman) Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.19.1+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International L.P., dated as of May 31, 2007, by and among BREA International (Cayman) Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.19.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 15, 2008).

10.20+	Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International II L.P., dated as of May 31, 2007, by and among BREA International (Cayman) II Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.21+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International II L.P., dated as of May 31, 2007, by and among BREA International (Cayman) II Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.20.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 15, 2008).

10.22+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Management Associates IV L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Management Associates IV L.L.C. (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.23+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Mezzanine Management Associates L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Mezzanine Management Associates L.L.C. (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.24+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Mezzanine Management Associates II L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Mezzanine Management Associates II L.L.C. (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.25+	Second Amended and Restated Limited Liability Company Agreement of BREA IV L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA IV L.L.C. (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.26+	Second Amended and Restated Limited Liability Company Agreement of BREA V L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA V L.L.C. (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.27+	Second Amended and Restated Limited Liability Company Agreement of BREA VI L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA VI L.L.C. (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.27.1+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Limited Liability Company Agreement of BREA VI L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA VI L.L.C. (incorporated herein by reference to Exhibit 10.26.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 15, 2008).

10.28	Second Amended and Restated Limited Liability Company Agreement of Blackstone Communications Management Associates I L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Communications Management Associates I L.L.C. (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.29+	Amended and Restated Limited Liability Company Agreement of BCLA L.L.C., dated as of April 15, 2008, by and among Blackstone Holdings III L.P. and certain members of BCLA L.L.C. (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 15, 2008).

10.30+	Third Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates Europe III L.P., dated as of June 30, 2008 (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 8, 2008).

10.31+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Real Estate Special Situations Associates L.L.C., dated as of June 30, 2008 (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 8, 2008).

10.32+	BMA VI L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of July 31, 2008 (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the SEC on November 7, 2008).

10.33+	Fourth Amended and Restated Limited Liability Company Agreement of GSO Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009).

10.34+	Amended and Restated Limited Liability Company Agreement of GSO Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009).

10.35+	Third Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009).

10.36+	Third Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009).

10.37+	Amended and Restated Limited Liability Company Agreement of GSO Liquidity Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009).

10.38+	Blackstone / GSO Capital Solutions Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of May 22, 2009 (incorporated herein by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 7, 2009).

10.39+	Blackstone / GSO Capital Solutions Overseas Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of July 10, 2009 (incorporated herein by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 7, 2009).

10.40+	Blackstone Real Estate Special Situations Associates II L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of June 30, 2009 (incorporated herein by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 7, 2009).

10.41+	Blackstone Real Estate Special Situations Management Associates Europe L.P. Amended and Restated Agreement of Limited Partnership, dated as of June 30, 2009 (incorporated herein by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 7, 2009).

10.42+	BRECA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of May 1, 2009 (incorporated herein by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 7, 2009).

10.43+	GSO Targeted Opportunity Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of December 9, 2009 (incorporated herein by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010).

10.44+	GSO Targeted Opportunity Overseas Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of December 9, 2009 (incorporated herein by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010).

10.45+	BCVA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of July 8, 2010 (incorporated herein by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed with the SEC on August 6, 2010).

10.46+	Amended and Restated Agreement of Exempted Limited Partnership of MB Asia REA L.P., dated November 23, 2010 (incorporated herein by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 25, 2011).

10.47+	Amended and Restated Limited Liability Company Agreement of GSO SJ Partners Associates LLC, dated December 7, 2010, by and among GSO Holdings I L.L.C. and certain members of GSO SJ Partners Associates LLC thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 6, 2011).

10.48+	Amended and Restated Exempted Limited Partnership Agreement of GSO Capital Opportunities Associates II LP, dated as of December 31, 2015 (incorporated herein by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.49+	Blackstone EMA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of August 1, 2011 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the SEC on November 9, 2011).

10.50+	Blackstone Real Estate Associates VII L.P. Second Amended and Restated Agreement of Limited Partnership, dated as of September 1, 2011 (incorporated herein by reference to Exhibit 10.53.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 28, 2012).

10.51+	GSO Energy Partners-A Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of February 28, 2012 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 7, 2012).

10.52+	BTOA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of February 15, 2012 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 7, 2012).

10.53+	Form of Deferred Holdings Unit Agreement for Senior Managing Directors (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 7, 2012).

10.54+	Amended and Restated Limited Liability Company Agreement of Blackstone Commercial Real Estate Debt Associates L.L.C., dated as of November 12, 2010 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 7, 2012).

10.55+	Limited Liability Company Agreement of Blackstone Innovations L.L.C., dated November 2, 2012 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 2, 2012).

10.56+	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Innovations (Cayman) III L.P., dated November 2, 2012 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 2, 2012).

10.57+	GSO Foreland Resources Co-Invest Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of August 10, 2012 (incorporated herein by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013).

10.58+	GSO Palmetto Opportunistic Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of July 31, 2012 (incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013).

10.59+	Second Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Real Estate Associates Asia L.P., dated February 26, 2014 (incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014).

10.60+	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Real Estate Associates Europe IV L.P., dated February 26, 2014 (incorporated herein by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014).

10.61	Aircraft Dry Lease Agreement between 113CS LLC and Blackstone Administrative Services Partnership L.P., dated as of January 15, 2015 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 8, 2015).

10.62+	Form of Special Equity Award – Deferred Holdings Unit Agreement under The Blackstone Group L.P. 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.63+	Amended and Restated Agreement of Limited Partnership of BREP Edens Associates L.P., dated as of December 18, 2013 (incorporated herein by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.64+	Amended and Restated Agreement of Exempt Limited Partnership of Blackstone AG Associates L.P., dated as of February 16, 2016 and deemed effective as of May 30, 2014 (incorporated herein by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.65+	Amended and Restated Agreement of Limited Partnership of BREP OMP Associates L.P., dated as of June 27, 2014 (incorporated herein by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.66+	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone OBS Associates L.P., dated as of February 16, 2016 and deemed effective July 25, 2014 (incorporated herein by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.67+	Amended and Restated Limited Liability Company Agreement of Blackstone EMA II L.L.C., dated as of October 21, 2014 (incorporated herein by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.68+	Second Amended and Restated Agreement of Limited Partnership of Blackstone Liberty Place Associates L.P., dated as of February 9, 2015 (incorporated herein by reference to Exhibit 10.81 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.69+	Second Amended and Restated Agreement of Exempted Limited Partnership of BPP Core Asia Associates L.P., dated February 16, 2016 and deemed effective March 18, 2015 (incorporated herein by reference to Exhibit 10.82 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.70+	Second Amended and Restated Agreement of Exempted Limited Partnership of BPP Core Asia Associates-NQ L.P., dated as of February 16, 2016 and deemed effective March 18, 2015 (incorporated herein by reference to Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.71+	Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Associates VIII L.P., dated as of March 27, 2015 (incorporated herein by reference to Exhibit 10.84 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.72+	Amended and Restated Limited Liability Company Agreement of BMA VII L.L.C., dated as of May 13, 2015 (incorporated herein by reference to Exhibit 10.85 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.73+	Amended and Restated Agreement of Exempt Limited Partnership of Blackstone Property Associates International L.P., dated as of February 16, 2016 and deemed effective as of July 15, 2015 (incorporated herein by reference to Exhibit 10.86 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.74+	Amended and Restated Agreement of Exempt Limited Partnership of Blackstone Property Associates International-NQ L.P., dated as of February 16, 2016 and deemed effective July 28, 2015 (incorporated herein by reference to Exhibit 10.87 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.75+	BTOA II L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of December 19, 2014 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 4, 2016).

10.76+	Special Equity Award—Deferred Holdings Unit Agreement under The Blackstone Group L.P. 2007 Equity Incentive Plan (Chief Financial Officer) (Chief Financial Officer) (incorporated herein by reference to Exhibit 10.82 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 24, 2017).

10.77+	Form of Deferred Holdings Unit Agreement under The Blackstone Group L.P. 2007 Equity Incentive Plan (2013 and 2014 awards) (incorporated herein by reference to Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 24, 2017).

10.78+	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Real Estate Associates Europe V L.P., dated May 8, 2017 and deemed effective March 1, 2016 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 9, 2017).

10.79+	Amended and Restated Limited Liability Company Agreement of Blackstone CEMA L.L.C., dated February 9, 2016 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the SEC on August 8, 2017).

10.80+	Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Debt Strategies Associates II L.P., dated February 15, 2018 and deemed effective as of April 17, 2013 (incorporated herein by reference to Exhibit 10.86 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018).

10.81+	Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Debt Strategies Associates III L.P., dated February 15, 2018 and deemed effective as of July 25, 2016 (incorporated herein by reference to Exhibit 10.87 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018).

10.82	Form of Aircraft Dry Lease Agreement between GH4 Partners LLC and Blackstone Administrative Services Partnership L.P. (incorporated herein by reference to Exhibit 10.82 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020).

10.83	Form of Aircraft Dry Lease Agreement (N345XB) between Hilltop Asset Holdings LLC and Blackstone Administrative Services Partnership L.P. (incorporated herein by reference to Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020).

10.84	Form of Aircraft Dry Lease Agreement (N776BT) between Hilltop Asset Holdings LLC and Blackstone Administrative Services Partnership L.P. (incorporated herein by reference to Exhibit 10.84 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020).

10.85	Amended and Restated Credit Agreement dated as of March 23, 2010, as amended and restated as of May 29, 2014, as further amended and restated as of August 31, 2016, as further amended and restated as of September 21, 2018, and as further amended and restated as of November 24, 2020, among Blackstone Holdings Finance Co. L.L.C., as borrower, Blackstone Holdings AI L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P., as guarantors, Citibank, N.A., as administrative agent and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 25, 2020).

10.86+	Amended and Restated Limited Partnership Agreement of BTOA III L.P., dated as of February 27, 2019 and deemed effective as of May 24, 2018 (incorporated herein by reference to Exhibit 10.92 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019).

10.87+	Amended and Restated Deferred Holdings Unit Agreement under The Blackstone Group L.P. 2007 Equity Incentive plan between The Blackstone Group L.P. and the Participant named therein (incorporated herein by reference to Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019).

10.88+	Form of Deferred Holdings Unit Agreement under The Blackstone Group L.P. 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.94 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019).

10.89+	Amended and Restated Limited Partnership Agreement of Blackstone Management Associates Asia L.P., dated as of August 6, 2019, and deemed effective as of November 9, 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.90+	Second Amended and Restated Limited Partnership Agreement of BREIT Special Limited Partner L.P., dated as of February 12, 2020 and deemed effective as of January 1, 2018 (incorporated herein by reference to Exhibit 10.90 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020).

10.91+	Amended and Restated Exempted Limited Partnership Agreement of Blackstone Real Estate Associates Asia II L.P., dated August 6, 2019 and deemed effective September 21, 2017 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.92+	Amended and Restated Limited Partnership Agreement of Blackstone Total Alternatives Solution Associates L.P., dated as of August 6, 2019 and deemed effective as of August 24, 2014 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.93+	Amended and Restated Limited Partnership Agreement of Blackstone Total Alternatives Solution Associates 2015 I L.P., dated as of August 6, 2019 and deemed effective as of February 24, 2015 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.94+	Amended and Restated Limited Partnership Agreement of Blackstone Total Alternatives Solution Associates 2016 L.P., dated as of August 6, 2019 and deemed effective as of December 9, 2016 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.95+	Amended and Restated Limited Partnership Agreement of Blackstone Total Alternatives Solution Associates IV L.P., dated as of August 6, 2019 and deemed effective as of December 22, 2017 (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.96+	Amended and Restated Limited Partnership Agreement of Blackstone Total Alternatives Solution Associates V L.P., dated as of August 6, 2019 and deemed effective as of October 31, 2018 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.97+	Third Amended and Restated Limited Liability Company Agreement of BTOSIA L.L.C., dated as of August 6, 2019 and deemed effective as of May 12, 2016 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.98+	Amended and Restated Exempted Limited Partnership Agreement of Blackstone UK Mortgage Opportunities Management Associates (Cayman) L.P., dated August 6, 2019 and deemed effective December 4, 2015 (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.99+	Amended and Restated Limited Partnership Agreement of Blackstone EMA III GP L.P., dated as of November 6, 2019 and deemed effective as of August 17, 2018 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed with the SEC on November 8, 2019).

10.100+	Amended and Restated Limited Partnership Agreement of BMA VIII GP L.P., dated as of November 6, 2019 and deemed effective as of March 29, 2019 (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed with the SEC on November 8, 2019).

10.101+	Form of Deferred Holdings Unit Agreement under The Blackstone Group Inc. Amended and Restated 2007 Equity Incentive Plan (2019) (incorporated herein by reference to Exhibit 10.101 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020).

10.102+	Form of Deferred Holdings Unit Agreement under The Blackstone Group Inc. Amended and Restated 2007 Equity Incentive Plan (Termination Vesting 2019) (incorporated herein by reference to Exhibit 10.102 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020).

10.103+	Form of Deferred Unit Agreement under The Blackstone Group Inc. Amended and Restated 2007 Equity Incentive Plan (2020) (incorporated herein by reference to Exhibit 10.103 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020).

10.104+	Form of Deferred Unit Agreement under The Blackstone Group Inc. Amended and Restated 2007 Equity Incentive Plan (Termination Vesting 2020) (incorporated herein by reference to Exhibit 10.104 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020).

10.105+	Amended and Restated Limited Partnership Agreement of BREA Europe VI (Cayman) L.P., dated as of February 26, 2020 and deemed effective as of May 8, 2019 (incorporated herein by reference to Exhibit 10.105 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020).

10.106+	Amended and Restated Limited Partnership Agreement of BREA IX (Delaware) L.P., dated as of February 26, 2020 and deemed effective as of December 21, 2018 (incorporated herein by reference to Exhibit 10.106 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020).

10.107+	Amended and Restated Agreement of Limited Partnership, of Strategic Partners Fund Solutions Associates – NC Real Asset Opportunities, L.P., dated as of September 30, 2014 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.108+	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates Real Estate VI L.P., dated as of April 8, 2015 (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.109+	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates Real Estate VII L.P., dated November 4, 2020, and effective as of December 13, 2018 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.110+	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates Infrastructure III L.P., dated November 4, 2020, and effective as of December 24, 2019 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.111+	Amended and Restated Agreement of Limited Partnership of Strategic Partners Fund Solutions Associates RA II L.P., dated November 4, 2020, and effective as of April 3, 2017 (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.112+	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates VI L.P., dated as of December 19, 2013 (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.113+	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates VII L.P., dated as of February 12, 2016 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.114+	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates VIII L.P., dated November 4, 2020, and effective as of December 21, 2018 (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.115+	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates DE L.P., dated November 4, 2020, and effective as of February 26, 2018 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.116+	Amended and Restated Limited Partnership Agreement of Blackstone CEMA II GP L.P., dated as of November 4, 2020 (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.117+	Amended and Restated Limited Partnership Agreement of BREDS IV L.P., dated as of November 4, 2020, and effective as of April 3, 2020 (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.118+	Amended and Restated Limited Partnership Agreement of BXLS V GP L.P., dated as of November 4, 2020, and effective as of December 31, 2019 (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
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
Date: February 26, 2021

The Blackstone Group Inc.

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 26th day of February, 2021.

/s/ Stephen A. Schwarzman Stephen A. Schwarzman, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	/s/ Reginald J. Brown Reginald J. Brown, Director

/s/ Jonathan D. Gray Jonathan D. Gray, President, Chief Operating Officer and Director	/s/ Sir John Antony Hood Sir John Antony Hood, Director

/s/ Hamilton E. James Hamilton E. James, Executive Vice Chairman and Director	/s/ Rochelle B. Lazarus Rochelle B. Lazarus, Director

/s/ Michael S. Chae Michael S. Chae, Chief Financial Officer (Principal Financial Officer)	/s/ Jay O. Light Jay O. Light, Director

/s/ Christopher Striano Christopher Striano, Principal Accounting Officer (Principal Accounting Officer)	/s/ Brian Mulroney Brian Mulroney, Director

/s/ Joseph P. Baratta Joseph P. Baratta, Director	/s/ William G. Parrett William G. Parrett, Director

/s/ Kelly A. Ayotte Kelly A. Ayotte, Director	/s/ Ruth Porat Ruth Porat, Director

/s/ James W. Breyer James W. Breyer, Director