Form 10-Q
period 2021-03-31
Blackstone Group Inc
filed 2021-05-07
CIK 1393818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 001-33551
The Blackstone Group Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8875684 (I.R.S. Employer Identification No.)
345 Park Avenue
New York
,
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
☐
No
☒
As of April 30, 2021, there were
684,230,922
 shares of common stock of the registrant outstanding.

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, which reflect our current views with respect to, among other things, our operations, taxes, earnings and financial performance, share repurchases and dividends. You can identify these forward-looking statements by the use of words such as “outlook,” “indicator,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “scheduled,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to the impact of the novel coronavirus
(“COVID-19”),
as well as those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
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

In this report, references to “Blackstone,” the “Company,” “we,” “us” or “our” refer to The Blackstone Group Inc. and its consolidated subsidiaries.
Effective February 26, 2021, Blackstone effectuated changes to rename its Class A common stock as “common stock,” and to reclassify its Class B and Class C common stock into a new “Series I preferred stock” and “Series II preferred stock,” respectively (the “share reclassification”). Each new stock has the same rights and powers of its predecessor. All references to common stock, Series I preferred stock and Series II preferred stock prior to the share reclassification refer to Class A, Class B and Class C common stock, respectively. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Organizational Structure.”
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
We refer to our business development companies as “BDCs,” to Blackstone Private Credit Fund as “BCRED” and to Blackstone Secured Lending Fund as “BXSL.”
“BIS” refers to Blackstone Insurance Solutions, which partners with insurers to deliver bespoke, capital-efficient investments tailored to each insurer’s needs and risk profile.
We refer to our separately managed accounts as “SMAs.”
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

For our carry funds, total assets under management includes the fair value of the investments held and uncalled capital commitments, whereas fee-earning assets under management may include the total amount of capital commitments or the remaining amount of invested capital at cost, depending on whether the investment period has expired or as specified by the fee terms of the fund. As such, in certain carry funds fee-earning assets under management may be greater than total assets under management when the aggregate fair value of the remaining investments is less than the cost of those investments.
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
This report does not constitute an offer of any Blackstone Fund.

Part I. Financial Information

Item 1.	Financial Statements
The Blackstone Group Inc.
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share Data)

	March 31,	December 31,
	2021	2020
Assets
Cash and Cash Equivalents	$2,862,422	$1,999,484
Cash Held by Blackstone Funds and Other	109,285	64,972
Investments (including assets pledged of $83,538 and $110,835 at March 31, 2021 and December 31, 2020, respectively)	17,943,309	15,617,142
Accounts Receivable	975,610	866,158
Due from Affiliates	3,015,318	3,221,515
Intangible Assets, Net	340,478	347,955
Goodwill	1,890,185	1,901,485
Other Assets	434,475	481,022
Right-of-Use Assets	736,633	526,943
Deferred Tax Assets	1,402,271	1,242,576

Total Assets	$29,709,986	$26,269,252

Liabilities and Equity
Loans Payable	$5,573,965	$5,644,653
Due to Affiliates	1,161,775	1,135,041
Accrued Compensation and Benefits	4,376,226	3,433,260
Securities Sold, Not Yet Purchased	33,160	51,033
Repurchase Agreements	58,050	76,808
Operating Lease Liabilities	842,692	620,844
Accounts Payable, Accrued Expenses and Other Liabilities	838,930	717,104

Total Liabilities	12,884,798	11,678,743

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	65,546	65,161

Equity
Stockholders’ Equity of The Blackstone Group Inc.
Common Stock, $0.00001 par value, 90 billion shares authorized, (690,569,563 shares issued and outstanding as of March 31, 2021; 683,875,544 shares issued and outstanding as of December 31, 2020)	7	7
Series I Preferred Stock, $0.00001 par value, 999,999,000 shares authorized, (1 share issued and outstanding as of March 31, 2021 and December 31, 2020)	—	—
Series II Preferred Stock, $0.00001 par value, 1,000 shares authorized, (1 share issued and outstanding as of March 31, 2021 and December 31, 2020)	—	—
Additional Paid-in-Capital	6,446,829	6,332,105
Retained Earnings	1,408,768	335,762
Accumulated Other Comprehensive Loss	(11,454)	(15,831)

Total Stockholders’ Equity of The Blackstone Group Inc.	7,844,150	6,652,043
Non-Controlling Interests in Consolidated Entities	4,390,594	4,042,157
Non-Controlling Interests in Blackstone Holdings	4,524,898	3,831,148

Total Equity	16,759,642	14,525,348

Total Liabilities and Equity	$29,709,986	$26,269,252

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

	March 31,	December 31,
	2021	2020
Assets
Cash Held by Blackstone Funds and Other	$109,285	$64,972
Investments	1,459,804	1,455,008
Accounts Receivable	88,560	120,099
Due from Affiliates	9,813	8,676
Other Assets	674	262

Total Assets	$1,668,136	$1,649,017

Liabilities
Loans Payable	$100	$99
Due to Affiliates	87,087	65,429
Securities Sold, Not Yet Purchased	23,936	41,709
Repurchase Agreements	58,050	76,808
Accounts Payable, Accrued Expenses and Other Liabilities	54,539	37,221

Total Liabilities	$223,712	$221,266

See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended
	March 31,
	2021	2020
Revenues
Management and Advisory Fees, Net	$1,177,815	$934,832

Incentive Fees	36,124	12,161

Investment Income (Loss)
Performance Allocations
Realized	534,367	167,530
Unrealized	2,464,497	(3,453,081)
Principal Investments
Realized	355,038	48,695
Unrealized	639,315	(959,365)

Total Investment Income (Loss)	3,993,217	(4,196,221)

Interest and Dividend Revenue	31,412	35,084
Other	60,304	138,180

Total Revenues	5,298,872	(3,075,964)

Expenses
Compensation and Benefits
Compensation	542,638	476,543
Incentive Fee Compensation	13,325	6,522
Performance Allocations Compensation
Realized	213,027	72,423
Unrealized	1,049,969	(1,397,378)

Total Compensation and Benefits	1,818,959	(841,890)
General, Administrative and Other	185,122	157,566
Interest Expense	44,983	41,644
Fund Expenses	2,383	4,605

Total Expenses	2,051,447	(638,075)

Other Income (Loss)
Change in Tax Receivable Agreement Liability	2,910	(595)
Net Gains (Losses) from Fund Investment Activities	120,353	(327,374)

Total Other Income (Loss)	123,263	(327,969)

Income (Loss) Before Benefit for Taxes	3,370,688	(2,765,858)
Benefit for Taxes	(447)	(158,703)

Net Income (Loss)	3,371,135	(2,607,155)
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	629	(15,469)
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	386,850	(645,077)
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	1,235,784	(880,117)

Net Income (Loss) Attributable to The Blackstone Group Inc.	$1,747,872	$(1,066,492)

Net Income (Loss) Per Share of Common Stock
Basic	$2.47	$(1.58)

Diluted	$2.46	$(1.58)

Weighted-Average Shares of Common Stock Outstanding
Basic	709,033,212	676,305,359

Diluted	709,912,344	676,305,359

See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended
	March 31,
	2021	2020
Net Income (Loss)	$3,371,135	$(2,607,155)
Other Comprehensive Income (Loss) – Currency Translation Adjustment	7,931	(20,219)

Comprehensive Income (Loss)	3,379,066	(2,627,374)

Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entitie s	629	(15,469)
Comprehensive Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	386,850	(645,077)
Comprehensive Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	1,239,338	(887,298)

Comprehensive Income (Loss) Attributable to Non-Controlling Interests	1,626,817	(1,547,844)

Comprehensive Income (Loss) Attributable to The Blackstone Group Inc.	$1,752,249	$ (1,079,530)

See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of The Blackstone Group Inc. (a)	The Blackstone Group Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-	Total	Controlling	Controlling		Controlling
			Additional	Retained	hensive	Stock-	Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income	holders’	Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Equity	Entities	Holdings	Equity	Entities
Balance at December 31, 2020	683,875,544	$7	$6,332,105	$335,762	$(15,831)	$6,652,043	$4,042,157	$3,831,148	$14,525,348	$65,161
Net Income	—	—	—	1,747,872	—	1,747,872	386,850	1,235,784	3,370,506	629
Currency Translation Adjustment	—	—	—	—	4,377	4,377	—	3,554	7,931	—
Capital Contributions	—	—	—	—	—	—	207,297	2,708	210,005	—
Capital Distributions	—	—	—	(674,866)	—	(674,866)	(242,200)	(582,970)	(1,500,036)	(244)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	(3,510)	—	(3,510)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	10,179	—	—	10,179	—	—	10,179	—
Equity-Based Compensation	—	—	91,523	—	—	91,523	—	65,895	157,418	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	1,713,313	—	(18,199)	—	—	(18,199)	—	—	(18,199)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	—	—	—	—	—	—	—	—	—	—
Change in The Blackstone Group Inc.’s Ownership Interest	—	—	(7,445)	—	—	(7,445)	—	7,445	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	4,980,706	—	38,666	—	—	38,666	—	(38,666)	—	—

Balance at March 31, 2021	690,569,563	$7	$6,446,829	$1,408,768	$(11,454)	$7,844,150	$4,390,594	$4,524,898	$16,759,642	$65,546

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

continued...
See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of The Blackstone
	Group Inc. (a)	The Blackstone Group Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-	Total	Controlling	Controlling		Controlling
			Additional	Retained	hensive	Stock-	Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income	holders’	Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Equity	Entities	Holdings	Equity	Entities
Balance at December 31, 2019	671,157,692	$7	$6,428,647	$609,625	$(28,495)	$7,009,784	$4,186,069	$3,819,548	$15,015,401	$87,651
Net Income (Loss)	—	—	—	(1,066,492)	—	(1,066,492)	(645,077)	(880,117)	(2,591,686)	(15,469)
Currency Translation Adjustment	—	—	—	—	(13,038)	(13,038)	—	(7,181)	(20,219)	—
Capital Contributions	—	—	—	—	—	—	202,679	—	202,679	—
Capital Distributions	—	—	—	(415,081)	—	(415,081)	(150,272)	(365,701)	(931,054)	(116)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	(2,239)	—	(2,239)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holder s	—	—	12,394	—	—	12,394	—	—	12,394	—
Equity-Based Compensation	—	—	50,824	—	—	50,824	—	38,658	89,482	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	1,683,494	—	(15,241)	—	—	(15,241)	—	(7)	(15,248)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(4,969,237)	—	(253,468)	—	—	(253,468)	—	—	(253,468)	—
Change in The Blackstone Group Inc.’s Ownership Interest	—	—	9,779	—	—	9,779	—	(9,779)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	8,758,540	—	65,158	—	—	65,158	—	(65,158)	—	—

Balance at March 31, 2020	676,630,489	$7	$6,298,093	$(871,948)	$(41,533)	$5,384,619	$3,591,160	$2,530,263	$11,506,042	$72,066

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.
See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net Income (Loss)	$3,371,135	$(2,607,155)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Blackstone Funds Related
Net Realized Gains on Investments	(942,407)	(156,408)
Changes in Unrealized (Gains) Losses on Investments	(723,783)	1,292,707
Non-Cash Performance Allocations	(2,464,497)	3,453,081
Non-Cash Performance Allocations and Incentive Fee Compensation	1,276,321	(1,318,433)
Equity-Based Compensation Expense	163,867	118,812
Amortization of Intangibles	18,778	17,750
Other Non-Cash Amounts Included in Net Income (Loss)	(204,164)	(237,086)
Cash Flows Due to Changes in Operating Assets and Liabilities Accounts Receivable	(32,900)	496,348
Due from Affiliates	265,981	(54,790)
Other Assets	70,339	(168,965)
Accrued Compensation and Benefits	(339,805)	(541,706)
Securities Sold, Not Yet Purchased	(17,600)	(26,840)
Accounts Payable, Accrued Expenses and Other Liabilities	49,029	(103,025)
Repurchase Agreements	(18,758)	(48,985)
Due to Affiliates	31,228	(5,498)
Investments Purchased	(916,378)	(2,065,680)
Cash Proceeds from Sale of Investments	2,710,298	2,955,340

Net Cash Provided by Operating Activities	2,296,684	999,467

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(20,741)	(12,428)

Net Cash Used in Investing Activities	(20,741)	(12,428)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(242,444)	(148,415)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	204,691	154,914
Payments Under Tax Receivable Agreement	(51,366)	(73,881)
Net Settlement of Vested Common Stock and Repurchase of Common Stock and Blackstone Holdings Partnership Units	(18,199)	(268,716)
Proceeds from Loans Payable	—	102

continued...
See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2021	2020
Financing Activities (Continued)
Repayment and Repurchase of Loans Payable	$—	$(938)
Dividends/Distributions to Shareholders and Unitholders	(1,255,128)	(780,782)

Net Cash Used in Financing Activities	(1,362,446)	(1,117,716)

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other	(6,246)	(6,645)

Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other
Net Increase (Decrease)	907,251	(137,322)
Beginning of Period	2,064,456	2,523,651

End of Period	$2,971,707	$2,386,329

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$51,368	$42,440

Payments for Income Taxes	$34,735	$13,217

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$1,717	$44,835

Non-Cash Distributions to Non-Controlling Interest Holders	$—	$(1,973)

Transfer of Interests to Non-Controlling Interest Holders	$(3,510)	$(2,239)

Change in The Blackstone Group Inc.’s Ownership Interest	$(7,445)	$9,779

Net Settlement of Vested Common Stock	$89,733	$60,214

Conversion of Blackstone Holdings Units to Common Stock	$38,666	$65,158

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(88,352)	$(126,171)

Due to Affiliates	$78,173	$113,777

Equity	$10,179	$12,394

The following table provides a reconciliation of Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other reported within the Condensed Consolidated Statements of Financial Condition:

	March 31,	December 31,
	2021	2020
Cash and Cash Equivalents	$2,862,422	$1,999,484
Cash Held by Blackstone Funds and Other	109,285	64,972

	$2,971,707	$2,064,456

See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

1.     Organization
The Blackstone Group Inc., together with its consolidated subsidiaries (“Blackstone” or the “Company”), is one of the world’s leading investment firms. Blackstone’s asset management business includes investment vehicles focused on real estate, private equity, public debt and equity, growth equity, opportunistic, non-investment grade credit, real assets and secondary funds, all on a global basis. “Blackstone Funds” refers to the funds and other vehicles that are managed by Blackstone. Blackstone’s business is organized into four segments: Real Estate, Private Equity, Hedge Fund Solutions and Credit & Insurance.
Blackstone was formed as The Blackstone Group L.P., a Delaware limited partnership, on March 12, 2007. Prior to its conversion (effective July 1, 2019) to a Delaware corporation (the “Conversion”), The Blackstone Group Inc., Blackstone was managed and operated by Blackstone Group Management L.L.C., which is in turn wholly owned by Blackstone’s senior managing directors and controlled by one of Blackstone’s founders, Stephen A. Schwarzman (the “Founder”). Effective February 26, 2021, the Certificate of Incorporation of The Blackstone Group Inc. was amended and restated to rename Blackstone’s Class A Common stock as “common stock” and reclassify Blackstone’s Class B common stock and Class C common stock into a new Series I preferred stock and a new Series II preferred stock, respectively. All references to common stock, series I preferred stock and series II preferred stock prior to such date refer to Class A, Class B and Class C common stock, respectively. See Note 13. “Income Taxes” and Note 14. “Earnings Per Share and Stockholders’ Equity – Stockholders’ Equity.”
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
2.     Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Blackstone have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in Blackstone’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission.

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
COVID-19
and Global Economic Market Conditions
The ongoing novel coronavirus (“COVID-19”) pandemic and restrictions on certain non-essential businesses have caused disruption in the U.S. and global economies. Although an economic recovery is partially underway, it continues to be gradual, uneven, and characterized by meaningful dispersion across sectors and regions. The estimates and assumptions underlying these consolidated financial statements are based on the information available as of March 31, 2021 for the current period and as of March 31, 2020 or December 31, 2020, as applicable. The estimates and assumptions include judgments about financial market and economic conditions which have changed, and may continue to change, over time.
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
Management fee offsets are reductions to management fees payable by the limited partners of the Blackstone Funds, which are based on the amount such limited partners reimburse the Blackstone Funds or Blackstone primarily for placement fees. Providing investment management services requires Blackstone to arrange for services on behalf of its customers. In those situations where Blackstone is acting as an agent on behalf of the limited partners of funds, it presents the cost of services as net against management fee revenue. In all other situations, Blackstone is primarily responsible for fulfilling the services and is therefore acting as a principal for those arrangements. As a result, the cost of those services is presented as Compensation or General, Administrative and Other expense, as appropriate, with any reimbursement from the limited partners of the funds recorded as Management and Advisory Fees, Net. In cases where the limited partners of the funds are determined to be the customer in an arrangement, placement fees may be capitalized as a cost to acquire a customer contract. Capitalized placement fees are amortized over the life of the customer contract, are recorded within Other Assets in the Condensed Consolidated Statements of Financial Condition and amortization is recorded within General, Administrative and Other within the Condensed Consolidated Statements of Operations.

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

●
Level III – Pricing inputs are unobservable for the financial instruments and includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include general and limited partnership interests in private equity and real estate funds, credit-focused funds, distressed debt and non-investment grade residual interests in securitizations, certain corporate bonds and loans held within CLO vehicles and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Redeemable Non-Controlling Interests in Consolidated Entities
Non-controlling interests related to funds of hedge funds are subject to annual, semi-annual or quarterly redemption by investors in these funds following the expiration of a specified period of time, or may be withdrawn subject to a redemption fee during the period when capital may not be withdrawn. As limited partners in these types of funds have been granted redemption rights, amounts relating to third party interests in such consolidated funds are presented as Redeemable Non-Controlling Interests in Consolidated Entities within the Condensed Consolidated Statements of Financial Condition. When redeemable amounts become legally payable to investors, they are classified as a liability and included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition. For all consolidated funds in which redemption rights have not been granted, non-controlling interests are presented within Equity in the Condensed Consolidated Statements of Financial Condition as Non-Controlling Interests in Consolidated Entities.
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
Net Income (Loss) Per Share of Common Stock
Basic Income (Loss) Per Share of Common Stock is calculated by dividing Net Income (Loss) Attributable to The Blackstone Group Inc. by the weighted-average shares of common stock, unvested participating shares of common stock outstanding for the period and vested deferred restricted shares of common stock that have been earned for which issuance of the related shares of common stock is deferred until future periods. Diluted Income (Loss) Per Share of Common Stock reflects the impact of all dilutive securities. Unvested participating shares of common stock are excluded from the computation in periods of loss as they are not contractually obligated to share in losses.
Blackstone applies the treasury stock method to determine the dilutive weighted-average common shares outstanding for certain equity-based compensation awards. Blackstone applies the “if-converted” method to the Blackstone Holdings Partnership Units to determine the dilutive impact, if any, of the exchange right included in the Blackstone Holdings Partnership Units.
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
Blackstone’s disclosures regarding offsetting are discussed in Note 11. “Offsetting of Assets and Liabilities.”
Affiliates
Blackstone considers its Founder, senior managing directors, employees, the Blackstone Funds and the Portfolio Companies to be affiliates.
Dividends
Dividends are reflected in the condensed consolidated financial statements when declared.
3.     Intangible Assets
Intangible Assets, Net consists of the following:

	March 31,	December 31,
	2021	2020
Finite-Lived Intangible Assets/Contractual Rights	$1,745,376	$1,734,076
Accumulated Amortization	(1,404,898)	(1,386,121)

Intangible Assets, Net	$340,478	$347,955

Amortization expense associated with Blackstone’s intangible assets was $18.8 million and $17.7 million for the three months ended March 31, 2021 and 2020, respectively.
In December 2020, Blackstone acquired DCI LLC (“DCI”), a San Francisco based systematic credit investment firm. Provisional amounts of Intangible Assets and Goodwill for the acquisition of DCI were reported for the year ended December 31, 2020. During the three months ended March 31, 2021, Blackstone obtained additional information needed to identify and measure the acquired assets. This additional information resulted in a $11.3 million increase in Intangible Assets, related primarily to a $11.1 million increase in the contractual rights to earn future fee income, and a corresponding decrease in Goodwill of $11.3 million.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Amortization of Intangible Assets held at March 31, 2021 is expected to be $74.9 million, $67.1 million, $38.1 million, $30.5 million, and $30.5 million for each of the years ending December 31, 2021, 2022, 2023, 2024, and 2025, respectively. Blackstone’s Intangible Assets as of March 31, 2021 are expected to amortize over a weighted-average period of 7.4 years.
4.     Investments
Investments consist of the following:

	March 31,	December 31,
	2021	2020
Investments of Consolidated Blackstone Funds	$1,459,804	$1,455,008
Equity Method Investments
Partnership Investments	4,676,341	4,353,234
Accrued Performance Allocations	9,367,251	6,891,262
Corporate Treasury Investments	1,726,285	2,579,716
Other Investments	713,628	337,922

	$17,943,309	$15,617,142

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $290.5 million and $198.3 million at March 31, 2021 and December 31, 2020, respectively.
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
Investments of Consolidated Blackstone Funds
The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2021	2020
Realized Gains (Losses)	$28,994	$(73,274)
Net Change in Unrealized Gains (Losses)	84,467	(333,342)

Realized and Net Change in Unrealized Gains (Losses) from Consolidated Blackstone Funds	113,461	(406,616)
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	6,892	79,242

Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities	$120,353	$(327,374)

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Equity Method Investments
Blackstone’s equity method investments include Partnership Investments, which represent the pro-rata investments, and any associated Accrued Performance Allocations in private equity funds, real estate funds, funds of hedge funds and credit-focused funds. Prior to January 26, 2021, Partnership Investments also included the 40% non-controlling interest in Pátria Investments Limited and Pátria Investimentos Ltda. (collectively, “Pátria”).
On January 26, 2021, Pátria completed its initial public offering (“IPO”), pursuant to which Blackstone sold a portion of its interests and no longer has representatives or the right to designate representatives on Pátria’s board of directors. As a result of Pátria’s pre-IPO reorganization transactions (which included Blackstone’s sale of 10% of Pátria’s pre-IPO shares to Pátria’s controlling shareholder) and the consummation of the IPO, Blackstone is deemed to no longer have significant influence over Pátria due to Blackstone’s decreased ownership and lack of board representation. Following the IPO, Blackstone will account for its retained interest in Pátria at fair value in accordance with the GAAP guidance for investments in equity securities with a readily determinable fair value.
Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission (“SEC”). As of and for the three months ended March 31, 2021 and 2020, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.
Partnership Investments
Blackstone recognized net gains (losses) related to its Partnership Investments accounted for under the equity method of $694.4 million and $(566.5) million for the three months ended March 31, 2021 and 2020, respectively.
Accrued Performance Allocations
Accrued Performance Allocations to Blackstone were as follows:

	Real	Private	Hedge Fund	Credit &
	Estate	Equity	Solutions	Insurance	Total
Accrued Performance Allocations, December 31, 2020	$3,033,462	$3,487,206	$42,293	$328,301	$6,891,262
Performance Allocations as a Result of Changes in Fund Fair Values	757,150	1,849,012	283,485	105,673	2,995,320
Foreign Exchange Loss	(34,771)	—	—	—	(34,771)
Fund Distributions	(266,397)	(180,887)	(13,279)	(23,997)	(484,560)

Accrued Performance Allocations, March 31, 2021	$3,489,444	$5,155,331	$312,499	$409,977	$9,367,251

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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended March 31,
	2021	2020
Realized Gains	$6,934	$2,517
Net Change in Unrealized Gains (Losses)	9,929	(258,387)

	$16,863	$(255,870)

Other Investments
Other Investments consist primarily of proprietary investment securities held by Blackstone, including subordinated notes in non-consolidated CLO vehicles and the retained interest in Pátria following Pátria’s IPO. Other Investments include equity investments without readily determinable fair values which have a carrying value of $107.1 million as of March 31, 2021. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in Other Investments:

	Three Months Ended March 31,
	2021	2020
Realized Gains	$113	$6,985
Net Change in Unrealized Gains (Losses)	284,502	(99,937)

	$284,615	$(92,952)

5.     Net Asset Value as Fair Value
A summary of fair value by strategy type and ability to redeem such investments as of March 31, 2021 is presented below:

		Redemption
		Frequency	Redemption
Strategy (a)	Fair Value	(if currently eligible)	Notice Period
Diversified Instruments	$4,502	(b)	(b)
Credit Driven	74,841	(c)	(c)
Equity	671	(d)	(d)
Commodities	912	(e)	(e)

	$80,926

(a)	As of March 31, 2021, Blackstone had no unfunded commitments.
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

(d)
The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 100% of the fair value of the investments in this category are in liquidation. As of the reporting date, the investee fund manager had elected to side-pocket 62% of Blackstone’s investments in the category.

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

	March 31, 2021				December 31, 2020
	Assets		Liabilities		Assets		Liabilities
		Fair		Fair		Fair		Fair
	Notional	Value	Notional	Value	Notional	Value	Notional	Value
Freestanding Derivatives
Blackstone
Interest Rate Contracts	$1,075,051	$66,877	$459,072	$138,740	$684,320	$113,072	$862,887	$190,342
Foreign Currency Contracts	47,795	681	246,219	1,246	316,787	7,392	334,015	3,941
Credit Default Swaps	2,706	315	10,186	1,345	2,706	331	9,158	1,350
Other	—	—	—	—	5,000	5,227	—	—

	1,125,552	67,873	715,477	141,331	1,008,813	126,022	1,206,060	195,633

Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	57,192	2,057	14,294	821	—	—	66,431	2,651
Interest Rate Contracts	—	—	14,000	1,073	—	—	14,000	1,485
Credit Default Swaps	3,507	407	23,707	1,115	8,282	542	41,290	1,558
Total Return Swaps	—	—	—	—	—	—	19,275	2,125

	60,699	2,464	52,001	3,009	8,282	542	140,996	7,819

	$1,186,251	$70,337	$767,478	$144,340	$1,017,095	$126,564	$1,347,056	$203,452

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended March 31,
	2021	2020
Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$1,646	$(5,301)
Foreign Currency Contracts	1,536	(13,707)
Credit Default Swaps	(982)	(99)
Total Return Swaps	(1,350)	(749)
Other	(40)	(38)

	810	(19,894)

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	5,701	108,298
Foreign Currency Contracts	(128)	11,845
Credit Default Swaps	842	(1,389)
Total Return Swaps	2,130	(4,976)
Other	(20)	36

	8,525	113,814

	$9,335	$93,920

As of March 31, 2021 and December 31, 2020, Blackstone had not designated any derivatives as cash flow hedges.
7.     Fair Value Option
The following table summarizes the financial instruments for which the fair value option has been elected:

	March 31,	December 31,
	2021	2020
Assets
Loans and Receivables	$604,611	$581,079
Equity and Preferred Securities	565,840	532,790
Debt Securities	316,303	448,352

	$1,486,754	$1,562,221

Liabilities
Corporate Treasury Commitments	$453	$244

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Three Months Ended March 31,
	2021		2020
		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized
	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Assets
Loans and Receivables	$(4,831)	$(1,929)	$(3,521)	$(13,369)
Equity and Preferred Securities	—	30,871	—	(84,241)
Debt Securities	8,667	(6,158)	(11,616)	(70,117)
Assets of Consolidated CLO Vehicles (a)
Corporate Loan s	—	—	(43,901)	(764,909)
Other	—	—	—	(325)

	$3,836	$22,784	$(59,038)	$(932,961)

Liabilities
Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes	$—	$—	$—	$694,504
Subordinated Notes	—	—	—	(43,458)
Corporate Treasury Commitments	—	(200)	—	—

	$—	$(200)	$—	$651,046

(a)	During the year ended December 31, 2020, Blackstone deconsolidated nine CLO vehicles. See Note 9. “Variable Interest Entities” for additional details.
The following table presents information for those financial instruments for which the fair value option was elected:

	March 31, 2021			December 31, 2020
		For Financial Assets			For Financial Assets
		Past Due			Past Due
	(Deficiency)		Excess	(Deficiency)		Excess
	of Fair Value	Fair	of Fair Value	of Fair Value	Fair	of Fair Value
	Over Principal	Value	Over Principal	Over Principal	Value	Over Principal
Loans and Receivables	$(9,382)	$—	$—	$(7,807)	$—	$—
Debt Securities	(33,237)	—	—	(29,359)	—	—

	$(42,619)	$—	$—	$(37,166)	$—	$—

As of March 31, 2021 and December 31, 2020, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

8.    Fair Value Measurements of Financial Instruments
The following tables summarize the valuation of Blackstone’s financial assets and liabilities by the fair value hierarchy:

	March 31, 2021
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$887,332	$6,800	$—	$—	$894,132

Investments
Investments of Consolidated Blackstone Funds
Investment Funds	—	—	—	14,877	14,877
Equity Securities, Partnerships and LLC Interests	47,637	129,035	827,489	—	1,004,161
Debt Instruments	1,015	379,548	57,739	—	438,302
Freestanding Derivatives	—	2,464	—	—	2,464

Total Investments of Consolidated Blackstone Funds	48,652	511,047	885,228	14,877	1,459,804
Corporate Treasury Investments	536,296	1,126,529	2,825	60,635	1,726,285
Other Investments	555,523	—	45,602	5,414	606,539

Total Investments	1,140,471	1,637,576	933,655	80,926	3,792,628

Accounts Receivable - Loans and Receivables	—	—	604,611	—	604,611

Other Assets - Freestanding Derivatives	2,252	65,621	—	—	67,873

	$2,030,055	$1,709,997	$1,538,266	$80,926	$5,359,244

Liabilities
Securities Sold, Not Yet Purchased	$9,224	$23,936	$—	$—	$33,160

Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds - Freestanding Derivatives	—	3,009	—	—	3,009
Freestanding Derivatives	148	141,183	—	—	141,331
Corporate Treasury Commitments (a)	—	—	453	—	453

Total Accounts Payable, Accrued Expenses and Other Liabilities	148	144,192	453	—	144,793

	$9,372	$168,128	$453	$—	$177,953

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31, 2020
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$597,130	$15,606	$—	$—	$612,736

Investments
Investments of Consolidated Blackstone Funds
Investment Funds	—	—	—	15,711	15,711
Equity Securities, Partnerships and LLC Interests	39,694	48,471	792,958	—	881,123
Debt Instruments	—	492,280	65,352	—	557,632
Freestanding Derivatives	—	542	—	—	542

Total Investments of Consolidated Blackstone Funds	39,694	541,293	858,310	15,711	1,455,008
Corporate Treasury Investments	996,516	1,517,809	7,899	57,492	2,579,716
Other Investments	187,089	—	61,053	4,762	252,904

Total Investments	1,223,299	2,059,102	927,262	77,965	4,287,628

Accounts Receivable - Loans and Receivables	—	—	581,079	—	581,079

Other Assets - Freestanding Derivatives	162	125,860	—	—	126,022

	$1,820,591	$2,200,568	$1,508,341	$77,965	$5,607,465

Liabilities
Securities Sold, Not Yet Purchased	$9,324	$41,709	$—	$—	$51,033

Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds - Freestanding Derivatives	—	7,819	—	—	7,819
Freestanding Derivatives	373	195,260	—	—	195,633
Corporate Treasury Commitments (a)	—	—	244	—	244

Total Accounts Payable, Accrued Expenses and Other Liabilities	373	203,079	244	—	203,696

	$9,697	$244,788	$244	$—	$254,729

LLC Limited Liability Company.
(a)	Corporate Treasury Commitments are measured using third party pricing.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of March 31, 2021:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)	Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$827,489	Discounted Cash Flows	Discount Rate	3.8% - 42.1%	10.8%	Lower
			Exit Multiple - EBITDA	3.7x - 27.0x	13.0x	Higher
			Exit Capitalization Rate	2.7% - 15.1%	5.3%	Lower
		Transaction Price	N/A
Debt Instruments	57,739	Discounted Cash Flows	Discount Rate	6.7% - 19.3%	10.1%	Lower
		Third Party Pricing	N/A

Total Investments of Consolidated Blackstone Funds	885,228
Corporate Treasury Investments	2,825	Discounted Cash Flows	Discount Rate	0.9% - 6.8%	4.7%	Lower
Loans and Receivables	604,611	Discounted Cash Flows	Discount Rate	6.5% - 10.3%	7.7%	Lower
Other Investment s	45,602	Third Party Pricing	N/A
		Transaction Price	N/A

	$1,538,266

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2020:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)	Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$792,958	Discounted Cash Flows	Discount Rate	3.8% - 42.1%	10.8%	Lower
			Exit Multiple - EBITDA	1.7x - 24.0x	13.2x	Higher
			Exit Capitalization Rate	2.7% - 14.9%	5.4%	Lower
		Transaction Price	N/A
		Other	N/A
Debt Instruments	65,352	Discounted Cash Flows	Discount Rate	6.3% - 19.3%	8.6%	Lower
		Third Party Pricing	N/A

Total Investments of Consolidated Blackstone Funds	858,310
Corporate Treasury Investments	7,899	Discounted Cash Flows	Discount Rate	3.3% - 7.4%	6.4%	Lower
		Third Party Pricing	N/A
Loans and Receivables	581,079	Discounted Cash Flows	Discount Rate	6.7% - 10.3%	7.8%	Lower
Other Investment s	61,053	Third Party Pricing	N/A
		Transaction Price	N/A
		Other	N/A

	$1,508,341

N/A	Not applicable.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA and forward EBITDA multiples.
Third Party Pricing	Third Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.
Transaction Price	Includes recent acquisitions or transactions.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.
Since December 31, 2020, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.
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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Level III Financial Assets at Fair Value
	Three Months Ended March 31,
	2021				2020
	Investments				Investments
	of	Loans	Other		of	Loans	Other
	Consolidated	and	Investments		Consolidated	and	Investments
	Funds	Receivables	(a)	Total	Funds	Receivables	(a)	Total
Balance, Beginning of Period	$858,310	$581,079	$46,158	$1,485,547	$1,050,272	$500,751	$29,289	$1,580,312
Transfer Into Level III (b)	880	—	—	880	188,123	—	26,719	214,842
Transfer Out of Level III (b)	(77,451)	—	—	(77,451)	(152,339)	—	(12,144)	(164,483)
Purchases	87,327	323,329	—	410,656	96,651	163,739	1,212	261,602
Sales	(47,989)	(292,724)	(5,149)	(345,862)	(67,228)	(431,192)	(5,039)	(503,459)
Issuances	—	6,746	—	6,746	—	—	—	—
Settlements	—	(17,400)	—	(17,400)	—	(2,013)	—	(2,013)
Changes in Gains (Losses) Included in Earnings	64,151	3,581	151	67,883	(101,381)	(13,170)	7,872	(106,679)

Balance, End of Period	$885,228	$604,611	$41,160	$1,530,999	$1,014,098	$218,115	$47,909	$1,280,122

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$56,729	$(3,856)	$61	$52,934	$(87,972)	$(19,902)	$7,900	$(99,974)

(a)	Represents corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	March 31,	December 31,
	2021	2020
Investments	$1,730,904	$1,307,292
Due from Affiliates	286,541	262,815
Potential Clawback Obligation	44,810	38,679

Maximum Exposure to Loss	$2,062,255	$1,608,786

Amounts Due to Non-Consolidated VIEs	$211	$241

10.    Repurchase Agreements
At March 31, 2021 and December 31, 2020, Blackstone pledged securities with a carrying value of $83.5 million and $110.8 million, respectively, and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.
The following tables provide information regarding Blackstone’s Repurchase Agreements obligation by type of collateral pledged:

	March 31, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to	30 - 90	than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$10,791	$45,641	$1,618	$58,050

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$58,050

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

	December 31, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to	30 - 90	than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$15,345	$32,759	$28,704	$76,808

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$76,808

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

11.    Offsetting of Assets and Liabilities
The following tables present the offsetting of assets and liabilities as of March 31, 2021 and December 31, 2020:

March 31, 2021
Gross and Net
	Amounts of	Gross Amounts Not Offset
	Assets Presented	in the Statement of
	in the Statement	Financial Condition
	of Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Received	Net Amount
Assets
Freestanding Derivatives	$68,841	$66,305	$53	$2,483

	March 31, 2021
	Gross and Net
	Amounts of
	Liabilities	Gross Amounts Not Offset
	Presented in the	in the Statement of
	Statement of	Financial Condition
	Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Pledged	Net Amount
Liabilities
Freestanding Derivatives	$144,340	$125,667	$14,118	$4,555
Repurchase Agreements	58,050	58,050	—	—

	$202,390	$183,717	$14,118	$4,555

December 31, 2020
Gross and Net
	Amounts of	Gross Amounts Not Offset
	Assets Presented	in the Statement of
	in the Statement	Financial Condition
	of Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Received	Net Amount
Assets
Freestanding Derivatives	$126,564	$114,673	$53	$11,838

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

Repurchase Agreements are presented separately on the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	March 31,	December 31,
	2021	2020
Furniture, Equipment and Leasehold Improvements, Net	$240,426	$231,807
Prepaid Expenses	110,803	105,248
Freestanding Derivatives	67,873	126,022
Other	15,373	17,945

	$434,475	$481,022

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition and are not a significant component thereof.
Notional Pooling Arrangement
Blackstone has a notional cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of March 31, 2021, the aggregate cash balance on deposit relating to the cash pooling arrangement was $545.8 million, which was offset with an accompanying overdraft of $545.8 million.
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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	March 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
Senior Notes	Value	Value (a)	Value	Value (a)
4.750%, Due 2/15/2023	$397,678	$430,280	$397,385	$434,400
2.000%, Due 5/19/2025	348,493	380,193	362,947	398,620
1.000%, Due 10/5/2026	696,454	732,445	724,646	770,707
3.150%, Due 10/2/2027	297,473	324,930	297,387	332,370
1.500%, Due 4/10/2029	699,020	760,597	728,054	805,744
2.500%, Due 1/10/2030	490,972	505,750	490,745	538,200
1.600%, Due 3/30/2031	495,209	459,600	495,100	497,950
6.250%, Due 8/15/2042	238,728	345,000	238,668	372,250
5.000%, Due 6/15/2044	489,261	612,300	489,201	684,800
4.450%, Due 7/15/2045	344,315	402,324	344,282	449,645
4.000%, Due 10/2/2047	290,581	324,510	290,533	364,590
3.500%, Due 9/10/2049	391,966	402,280	391,925	460,120
2.800%, Due 9/30/2050	393,715	359,680	393,681	406,280

	$5,573,865	$6,039,889	$5,644,554	$6,515,676

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.

Scheduled principal payments for borrowings as of March 31, 2021 were as follows:

	Operating	Blackstone Fund	Total
	Borrowings	Facilities	Borrowings
2021	$—	$100	$100
2022	—	—	—
2023	400,000	—	400,000
2024	—	—	—
2025	351,900	—	351,900
Thereafter	4,907,600	—	4,907,600

	$5,659,500	$100	$5,659,600

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
Although Blackstone was a cash taxpayer for the three months ended March 31, 2021, Blackstone’s effective tax rate was 0.0% and 5.7% for the three months ended March 31, 2021 and 2020, respectively. Blackstone’s income tax provision (benefit) was $(0.4) million and $(158.7)
million for the three months ended March 31, 2021 and 2020, respectively. For both the three months ended March 31, 2021 and March 31, 2020, the effective tax rate differs from the statutory rate primarily because: (a) a portion of the reported net income (loss) before taxes is attributable to non-controlling interest holders and (b) of the net change to the valuation allowance related

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

to the step-up in the tax basis of investment tax assets.
14.    Earnings Per Share and Stockholders’ Equity
Earnings Per Share
Basic and diluted net income per share of common stock for the three months ended March 31, 2021 and March 31, 2020 was calculated as follows:

	Three Months Ended March 31,
	2021	2020
Net Income (Loss) for Per Share of Common Stock Calculations
Net Income (Loss) Attributable to The Blackstone Group Inc., Basic and Diluted	$1,747,872	$(1,066,492)

Share/Units Outstanding
Weighted-Average Shares of Common Stock Outstanding, Basic	709,033,212	676,305,359
Weighted-Average Shares of Unvested Deferred Restricted Common Stock	879,132	—

Weighted-Average Shares of Common Stock Outstanding, Diluted	709,912,344	676,305,359

Net Income (Loss) Per Share of Common Stock
Basic	$2.47	$(1.58)

Diluted	$2.46	$(1.58)

Dividends Declared Per Share of Common Stock (a)	$0.96	$0.61

(a)	Dividends declared reflects the calendar date of the declaration for each dividend.
In computing the dilutive effect that the exchange of Blackstone Holdings Partnership Units would have on Net Income Per Share of Common Stock, Blackstone considered that net income available to holders of shares of common stock would increase due to the elimination of non-controlling interests in Blackstone Holdings, inclusive of any tax impact. The hypothetical conversion may be dilutive to the extent there is activity at The Blackstone Group Inc. level that has not previously been attributed to the non-controlling interests or if there is a change in tax rate as a result of a hypothetical conversion.
The following table summarizes the anti-dilutive securities for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Weighted-Average Shares of Unvested Deferred Restricted Common Stock	—	10,465,568
Weighted-Average Blackstone Holdings Partnership Units	493,170,234	511,220,151

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Stockholders’ Equity
In connection with the Conversion, effective July 1, 2019, each common unit of the Partnership outstanding immediately prior to the Conversion converted into one issued and outstanding
, fully paid and nonassessable share of Class A common stock, $0.00001 par value per share, of the Company. The special voting unit of the Partnership outstanding immediately prior to the Conversion converted into one issued and outstanding
, fully paid and nonassessable share of Class B common stock, $0.00001 par value per share, of the Company. The general partner units of the Partnership outstanding immediately prior to the Conversion converted into one issued and outstanding
, fully paid and nonassessable share of Class C common stock, $0.00001 par value per share, of the Company.
In connection with the share reclassification, effective February 26, 2021, the Certificate of Incorporation of The Blackstone Group Inc. was amended and restated to: (a) rename the Class A common stock as “common stock,” which has the same rights and powers (including, without limitation, with respect to voting) that Blackstone’s Class A common stock formerly had, (b) reclassify the “Class B common stock” into a new “Series I preferred stock,” which has the same rights and powers that the Class B common stock formerly had, and (c) reclassify the Class C common stock into a new “Series II preferred stock,” which has the same rights and powers that the Class C common stock formerly had. In connection with such share reclassification, the Company authorized
10
billion shares of preferred stock with a par value of $
0.00001
, of which (a)
999,999,000
shares are designated as Series
I
preferred stock and (b)
1,000
shares are designated as Series II preferred stock. The remaining
9
 billion shares may be designated from time to time in accordance with Blackstone’s certificate of incorporation. There was 1 share of Series I preferred stock and 1 share of Series II preferred stock issued and outstanding as of March 31, 2021.
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
billion of common stock and Blackstone Holdings Partnership Units
(
the “2019 Repurchase Authorization”). On May 6, 2021, Blackstone’s board of directors authorized the repurchase of up to
$1.0
billion of common stock and Blackstone Holdings Partnership Units, which authorization replaced the 2019 Repurchase Authorization. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.
During the three months ended March 31, 2021,
no
shares of common stock were repurchased. During the three months ended March 31, 2020, Blackstone repurchased 5.0 million shares of common stock at a total cost of $253.5 million. As of March 31, 2021, the amount remaining available for repurchases under the program was $307.2 million.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Shares Eligible for Dividends and Distributions
As of March 31, 2021, the total shares of common stock and Blackstone Holdings Partnership Units entitled to participate in dividends and distributions were as follows:

Shares/Units
Common Stock Outstanding	690,569,563
Unvested Participating Common Stock	20,495,980

Total Participating Common Stock	711,065,543
Participating Blackstone Holdings Partnership Units	490,716,529

1,201,782,072

15.    Equity-Based Compensation
Blackstone has granted equity-based compensation awards to Blackstone’s senior managing directors, non-partner professionals, non-professionals and selected external advisers under Blackstone’s Amended and Restated 2007 Equity Incentive Plan (the “Equity Plan”). The Equity Plan allows for the granting of options, share appreciation rights or other share-based awards (shares, restricted shares, restricted shares of common stock, deferred restricted shares of common stock, phantom restricted shares of common stock or other share-based awards based in whole or in part on the fair value of shares of common stock or Blackstone Holdings Partnership Units) which may contain certain service or performance requirements. As of January 1, 2021, Blackstone had the ability to grant 171,130,080 shares under the Equity Plan.
For the three months ended March 31, 2021 and March 31, 2020, Blackstone recorded compensation expense of $163.9 million and $118.8 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $21.9 million and $13.7 million, respectively.
As of March 31, 2021, there was $1.4 billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 3.5 years.
Total vested and unvested outstanding shares, including common stock, Blackstone Holdings Partnership Units and deferred restricted shares of common stock, were 1,201,928,645 as of March 31, 2021. Total outstanding phantom shares were 72,738 as of March 31, 2021.
A summary of the status of Blackstone’s unvested equity-based awards as of March 31, 2021 and of changes during the period January 1, 2021 through March 31, 2021 is presented below:

	Blackstone Holdings		The Blackstone Group Inc.
			Equity Settled Awards		Cash Settled Awards
		Weighted-		Weighted-		Weighted-
		Average	Deferred	Average		Average
	Partnership	Grant Date	Restricted Shares	Grant Date	Phantom	Grant Date
Unvested Shares/Units	Units	Fair Value	of Common Stock	Fair Value	Shares	Fair Value
Balance, December 31, 2020	23,771,136	$36.33	19,512,034	$42.60	65,284	$60.42
Granted	—	—	2,491,254	64.59	2,687	69.96
Vested	(1,084,770)	36.74	(1,977,694)	45.37	(1,211)	69.96
Forfeited	(523,549)	41.33	(214,904)	44.53	—	—

Balance, March 31, 2021	22,162,817	$36.47	19,810,690	$45.07	66,760	$69.96

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Shares/Units Expected to Vest
The following unvested shares and units, after expected forfeitures, as of March 31, 2021, are expected to vest:

		Weighted-
		Average
		Service Period
	Shares/Units	in Years
Blackstone Holdings Partnership Units	19,349,603	2.5
Deferred Restricted Shares of Common Stock	16,881,420	3.2

Total Equity-Based Awards	36,231,023	2.8

Phantom Shares	54,690	2.8

16.    Related Party Transactions
Affiliate Receivables and Payables
Due from Affiliates and Due to Affiliates consisted of the following:

	March 31,	December 31,
	2021	2020
Due from Affiliates
Management Fees, Performance Revenues, Reimbursable Expenses and Other Receivables from Non-Consolidated Entities and Portfolio Companies	$2,365,997	$2,637,055
Due from Certain Non-Controlling Interest Holders and Blackstone Employees	614,749	548,897
Accrual for Potential Clawback of Previously Distributed Performance Allocations	34,572	35,563

	$3,015,318	$3,221,515

	March 31,	December 31,
	2021	2020
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$880,752	$857,523
Due to Non-Consolidated Entities	135,043	107,410
Due to Certain Non-Controlling Interest Holders and Blackstone Employees	64,619	61,539
Accrual for Potential Repayment of Previously Received Performance Allocations	81,361	108,569

	$1,161,775	$1,135,041

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties
The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of March 31, 2021 and December 31, 2020, such investments aggregated $1.3 billion and $1.1 billion, respectively. Their share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $117.4 million and $(178.4) million for the three months ended March 31, 2021 and 2020, respectively.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Loans to Affiliates
Loans to affiliates consist of interest bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $2.2 million and $3.0 million for the three months ended March 31, 2021 and 2020, respectively.
Contingent Repayment Guarantee
Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of March 31, 2021. See Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback).”
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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $880.7 million over the next 15 years. The after-tax net present value of these estimated payments totals $237.3 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.
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
17.    Commitments and Contingencies
Commitments
Investment Commitments
Blackstone had $4.1 billion of investment commitments as of March 31, 2021 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments, including loan commitments. The consolidated Blackstone Funds had signed investment commitments of $102.9 million as of March 31, 2021, which includes $66.9 million of signed investment commitments for portfolio company acquisitions in the process of closing.
Contingencies
Guarantees
Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the ongoing business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to Blackstone to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, Blackstone’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $22.5 million as of March 31, 2021.
The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to The Blackstone Group International Partners LLP. The amount guaranteed as of March 31, 2021 was $222.0 million.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

During the period ended December 31, 2020, Blackstone provided a short-term guarantee supporting the purchase of loans from warehousing provided by third party banks related to the launch of a non-consolidated credit fund. As of March 31, 2021, this warehousing vehicle purchased $128.2 million of loans with a fair value of $128.8 million, a $0.6 million gain. As of January 7, 2021, the product’s fundraising threshold under the warehouse had been met releasing Blackstone as primary obligor under the ongoing purchase guarantee. Blackstone will continue to be secondarily liable under the purchase guarantee through June 30, 2021.
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
On July 9, 2020, the Kentucky Supreme Court unanimously held that the plaintiffs lack constitutional standing to bring their claims and remanded the case to the Circuit Court with direction to dismiss the complaint. On July 20, 2020, the Kentucky Attorney General filed a motion to intervene and a proposed intervening complaint in the Mayberry action on behalf of the Commonwealth of Kentucky. The Blackstone Defendants filed an objection to that motion on July 30, 2020. On July 21, 2020, the Kentucky Attorney General also filed a separate action in Franklin County Circuit Court that is nearly identical to its proposed intervening complaint. In addition, on July 29, 2020, counsel for certain of the Mayberry Plaintiffs filed a motion for leave to amend their complaint, purporting to remedy the standing defects identified by the Kentucky Supreme Court. On December 28, 2020, the Circuit Court dismissed the Mayberry Plaintiffs’ complaint for lack of standing, denied the Mayberry Plaintiffs’ motion for

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

leave to amend, and granted the Kentucky Attorney General’s motion to intervene over the defendants’ objections. On January 11, 2021, the Circuit Court ordered the Kentucky Attorney General to file an amended complaint in the purported derivative suit by February 1, 2021. On January 29, 2021, the Kentucky Attorney General moved for an extension of time to file its amended complaint, citing an ongoing investigation of the claims by KRS. On February 18, 2021, the Circuit Court granted the Kentucky Attorney General’s request and ordered the Kentucky Attorney General to file such amended complaint by April 12, 2021. On April 8, 2021 and April 22, 2021, the Circuit Court granted extensions of the Kentucky Attorney General’s deadline to file an amended complaint, again citing the ongoing investigation by KRS. The Kentucky Attorney General’s deadline to file an amended complaint is currently May 27, 2021.
On December 31, 2020, three potentially new derivative plaintiffs brought a motion in the Circuit Court for leave to file a third amended complaint. The new derivative plaintiffs allege they have standing and seek to press the Mayberry Plaintiffs’ case. On January 11, 2021, the Circuit Court concluded that the motion to amend was not ripe and ordered the three potentially new derivative plaintiffs to file a motion to intervene by no later than February 11, 2021. On February 1, 2021, the three potentially new derivative plaintiffs filed a motion to intervene in the purported derivative suit. On March 2, 2021, the Blackstone Defendants, certain other defendants, the Kentucky Attorney General, and KRS filed responses opposing the motion to intervene. The potentially new derivative plaintiffs filed their reply in support of the motion to intervene on March 8, 2021, and oral argument on the motion is currently scheduled for June 1, 2021.
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
On April 28, 2021, the Kentucky Attorney General filed a declaratory judgment action in Franklin County Circuit Court on behalf of the Commonwealth of Kentucky. The Kentucky Attorney General’s complaint alleges that certain provisions in the subscription agreements between KRS and the managers of the three funds at issue in the Mayberry action violate the Kentucky Constitution. The Kentucky Attorney General’s suit names as defendants BAAM L.P., Blackstone, and five other defendants also named in the Mayberry action.
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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table presents the clawback obligations by segment:

	March 31, 2021			December 31, 2020
		Current and			Current and
	Blackstone	Former		Blackstone	Former
Segment	Holdings	Personnel (a)	Total	Holdings	Personnel (a)	Total
Real Estate	$27,433	$16,568	$44,001	$28,283	$17,102	$45,385
Private Equity	5,548	2,002	7,550	41,722	(8,623)	33,099
Credit & Insurance	13,808	16,002	29,810	13,935	16,150	30,085

	$46,789	$34,572	$81,361	$83,940	$24,629	$108,569

(a)	The split of clawback between Blackstone Holdings and Current and Former Personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.
For Private Equity, Real Estate, and certain Credit & Insurance Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of Blackstone, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At March 31, 2021, $829.6 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.
In the Credit & Insurance segment, payment of Performance Allocations to Blackstone by the majority of the stressed/distressed, mezzanine and credit alpha strategies funds are substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.
If, at March 31, 2021, all of the investments held by Blackstone’s carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $4.3 billion, on an after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $3.9 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.
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

•
Credit & Insurance – Blackstone’s Credit & Insurance segment consists principally of Blackstone Credit, formerly known as GSO Capital Partners LP, which is organized into two overarching strategies: private credit (which includes mezzanine lending funds, middle market direct lending funds, including Blackstone’s business development company, secured lending fund, structured products group, stressed/distressed strategies and energy strategies) and liquid credit (which consists of CLOs, closed-ended funds, open-ended funds and separately managed accounts). In addition, the segment includes a publicly traded master limited partnership investment platform, Harvest, and Blackstone’s insurer-focused platform, Blackstone Insurance Solutions.

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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Segment Presentation
The following tables present the financial data for Blackstone’s four segments as of March 31, 2021 and for the three months ended March 31, 2021 and 2020.

	March 31, 2021 and the Three Months Then Ended
	Real	Private	Hedge Fund	Credit &	Total
	Estate	Equity	Solutions	Insurance	Segments
Management and Advisory Fees, Net
Base Management Fees	$427,186	$377,660	$150,533	$161,911	$1,117,290
Transaction, Advisory and Other Fees, Net	26,019	42,707	4,346	5,568	78,640
Management Fee Offsets	(1,623)	(13,919)	(58)	(2,125)	(17,725)

Total Management and Advisory Fees, Net	451,582	406,448	154,821	165,354	1,178,205
Fee Related Performance Revenues	155,392	—	—	13,776	169,168
Fee Related Compensation	(188,492)	(140,597)	(38,850)	(77,171)	(445,110)
Other Operating Expenses	(44,362)	(51,055)	(19,172)	(46,835)	(161,424)

Fee Related Earnings	374,120	214,796	96,799	55,124	740,839

Realized Performance Revenues	88,638	255,845	31,573	25,267	401,323
Realized Performance Compensation	(22,762)	(111,209)	(6,908)	(10,045)	(150,924)
Realized Principal Investment Income	100,820	115,403	35,550	46,383	298,156

Total Net Realizations	166,696	260,039	60,215	61,605	548,555

Total Segment Distributable Earnings	$540,816	$474,835	$157,014	$116,729	$1,289,394

Segment Assets	$9,382,360	$12,585,484	$2,524,669	$3,837,509	$28,330,022

	Three Months Ended March 31, 2020
	Real	Private	Hedge Fund	Credit &	Total
	Estate	Equity	Solutions	Insurance	Segments
Management and Advisory Fees, Net
Base Management Fees	$371,438	$253,974	$139,656	$145,328	$910,396
Transaction, Advisory and Other Fees, Net	23,024	21,413	758	5,470	50,665
Management Fee Offsets	(8,341)	(9,215)	(42)	(2,896)	(20,494)

Total Management and Advisory Fees, Net	386,121	266,172	140,372	147,902	940,567
Fee Related Performance Revenues	4,551	—	—	7,915	12,466
Fee Related Compensation	(120,296)	(110,368)	(46,191)	(69,409)	(346,264)
Other Operating Expenses	(40,476)	(41,001)	(18,667)	(38,741)	(138,885)

Fee Related Earnings	229,900	114,803	75,514	47,667	467,884

Realized Performance Revenues	43,720	112,076	1,767	9,670	167,233
Realized Performance Compensation	(13,392)	(54,643)	(945)	(2,322)	(71,302)
Realized Principal Investment Income	7,300	10,347	(609)	3,252	20,290

Total Net Realizations	37,628	67,780	213	10,600	116,221

Total Segment Distributable Earnings	$267,528	$182,583	$75,727	$58,267	$584,105

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Reconciliations of Total Segment Amounts
The following tables reconcile the Total Segment Revenues, Expenses and Distributable Earnings to their equivalent GAAP measure for the three months ended March 31, 2021 and 2020 along with Total Assets as of March 31, 2021:

	Three Months Ended
	March 31,
	2021	2020
Revenues
Total GAAP Revenues	$5,298,872	$(3,075,964)
Less: Unrealized Performance Revenues (a)	(2,464,497)	3,453,446
Less: Unrealized Principal Investment (Income) Loss (b)	(423,934)	616,610
Less: Interest and Dividend Revenue (c)	(31,412)	(37,599)
Less: Other Revenue (d)	(60,273)	(138,151)
Impact of Consolidation (e)	(269,316)	321,118
Amortization of Intangibles (f)	—	387
Transaction-Related Charges (g)	(3,623)	(830)
Intersegment Eliminations	1,035	1,539

Total Segment Revenue (h)	$2,046,852	$1,140,556

	Three Months Ended March 31,
	2021	2020
Expenses
Total GAAP Expenses	$2,051,447	$(638,075)
Less: Unrealized Performance Allocations Compensation (i)	(1,049,969)	1,397,378
Less: Equity-Based Compensation (j)	(144,272)	(87,472)
Less: Interest Expense (k)	(44,340)	(41,540)
Impact of Consolidation (e)	(5,100)	(11,459)
Amortization of Intangibles (f)	(17,124)	(16,096)
Transaction-Related Charges (g)	(31,511)	(47,824)
Administrative Fee Adjustment (l)	(2,708)	—
Intersegment Eliminations	1,035	1,539

Total Segment Expenses (m)	$757,458	$556,451

	Three Months Ended March 31,
	2021	2020
Other Income
Total GAAP Other Income	$123,263	$(327,969)
Impact of Consolidation (e)	(123,263)	327,969

Total Segment Other Income	$—	$—

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended March 31,
	2021	2020
Income (Loss) Before Benefit for Taxes
Total GAAP Income (Loss) Before Benefit for Taxes	$3,370,688	$(2,765,858)
Less: Unrealized Performance Revenues (a)	(2,464,497)	3,453,446
Less: Unrealized Principal Investment (Income) Loss (b)	(423,934)	616,610
Less: Interest and Dividend Revenue (c)	(31,412)	(37,599)
Less: Other Revenue (d)	(60,273)	(138,151)
Plus: Unrealized Performance Allocations Compensation (i)	1,049,969	(1,397,378)
Plus: Equity-Based Compensation (j)	144,272	87,472
Plus: Interest Expense (k)	44,340	41,540
Impact of Consolidation (e)	(387,479)	660,546
Amortization of Intangibles (f)	17,124	16,483
Transaction-Related Charges (g)	27,888	46,994
Administrative Fee Adjustment (l)	2,708	—

Total Segment Distributable Earnings	$1,289,394	$584,105

As of March 31, 2021
Total Assets
Total GAAP Assets	$29,709,986
Impact of Consolidation (e)	(1,379,964)

Total Segment Assets	$28,330,022

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
(d)
This adjustment removes Other Revenue on a segment basis. For the three months ended March 31, 2021 and 2020, Other Revenue on a GAAP basis was $60.3 million and $138.2 million, and included $59.5 million and $136.9 million of foreign exchange gains (losses), respectively.

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

(f)
This adjustment removes the amortization of transaction-related intangibles, which are excluded from Blackstone’s segment presentation. This amount includes amortization of intangibles associated with Blackstone’s investment in Pátria, which was historically accounted for under the equity method. As a result of Pátria’s IPO in January 2021, equity method has been discontinued and there will no longer be amortization of intangibles associated with the investment.

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

(h)	Total Segment Revenues is comprised of the following:

	Three Months Ended
	March 31,
	2021	2020
Total Segment Management and Advisory Fees, Net	$1,178,205	$940,567
Total Segment Fee Related Performance Revenues	169,168	12,466
Total Segment Realized Performance Revenues	401,323	167,233
Total Segment Realized Principal Investment Income	298,156	20,290

Total Segment Revenues	$2,046,852	$1,140,556

(i)	This adjustment removes Unrealized Performance Allocations Compensation.
(j)	This adjustment removes Equity-Based Compensation on a segment basis.
(k)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(l)
This adjustment adds an amount equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units. The administrative fee is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

(m)	Total Segment Expenses is comprised of the following:

	Three Months Ended
	March 31,
	2021	2020
Total Segment Fee Related Compensation	$445,110	$346,264
Total Segment Realized Performance Compensation	150,924	71,302
Total Segment Other Operating Expenses	161,424	138,885

Total Segment Expenses	$757,458	$556,451

Reconciliations of Total Segment Components
The following tables reconcile the components of Total Segments to their equivalent GAAP measures, reported on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Management and Advisory Fees, Net
GAAP	$1,177,815	$934,832
Segment Adjustment (a)	390	5,735

Total Segment	$1,178,205	$940,567

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended
	March 31,
	2021	2020
GAAP Realized Performance Revenues to Total Segment Fee Related Performance Revenues
GAAP
Incentive Fees	$36,124	$12,161
Investment Income - Realized Performance Allocations	534,367	167,530

GAAP	570,491	179,691
Total Segment
Less: Realized Performance Revenues	(401,323)	(167,233)
Segment Adjustment (b)	—	8

Total Segment	$169,168	$12,466

	Three Months Ended
	March 31,
	2021	2020
GAAP Compensation to Total Segment Fee Related Compensation
GAAP
Compensation	$542,638	$476,543
Incentive Fee Compensation	13,325	6,522
Realized Performance Allocations Compensation	213,027	72,423

GAAP	768,990	555,488
Total Segment
Less: Realized Performance Compensation	(150,924)	(71,302)
Less: Equity-Based Compensation - Operating Compensation	(141,674)	(85,334)
Less: Equity-Based Compensation - Performance Compensation	(2,598)	(2,138)
Segment Adjustment (c)	(28,684)	(50,450)

Total Segment	$445,110	$346,264

	Three Months Ended
	March 31,
	2021	2020
GAAP General, Administrative and Other to Total Segment Other Operating Expenses
GAAP	$185,122	$157,566
Segment Adjustment (d)	(23,698)	(18,681)

Total Segment	$161,424	$138,885

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended
	March 31,
	2021	2020
Realized Performance Revenues
GAAP
Incentive Fees	$36,124	$12,161
Investment Income - Realized Performance Allocations	534,367	167,530

GAAP	570,491	179,691
Total Segment
Less: Fee Related Performance Revenues	(169,168)	(12,466)
Segment Adjustment (b)	—	8

Total Segment	$401,323	$167,233

	Three Months Ended
	March 31,
	2021	2020
Realized Performance Compensation
GAAP
Incentive Fee Compensation	$13,325	$6,522
Realized Performance Allocation Compensation	213,027	72,423

GAAP	226,352	78,945
Total Segment
Less: Fee Related Performance Compensation	(72,830)	(5,505)
Less: Equity-Based Compensation - Performance Compensation	(2,598)	(2,138)

Total Segment	$150,924	$71,302

	Three Months Ended
	March 31,
	2021	2020
Realized Principal Investment Income
GAAP	$355,038	$48,695
Segment Adjustment (e)	(56,882)	(28,405)

Total Segment	$298,156	$20,290

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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

(d)
Represents the removal of (1) the amortization of transaction-related intangibles, and (2) certain expenses reimbursed by the Blackstone Funds, which are presented gross under GAAP but netted against Management and Advisory Fees, Net in the Total Segment measures. The three months ended March 31, 2021 includes a reduction equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units which is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

(e)
Represents (1) the add back of Principal Investment Income, including general partner income, earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of amounts associated with the ownership of Blackstone consolidated operating partnerships held by non-controlling interests.

19.    Subsequent Events
There have been no events since March 31, 2021 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

Item 1A. Unaudited Supplemental Presentation of Statements of Financial Condition
The Blackstone Group Inc.
Unaudited Consolidating Statements of Financial Condition
(Dollars in Thousands)

	March 31, 2021
	Consolidated	Consolidated
	Operating	Blackstone	Reclasses and
	Partnerships	Funds (a)	Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$2,862,422	$—	$—	$2,862,422
Cash Held by Blackstone Funds and Other	—	109,285	—	109,285
Investments	16,762,080	1,459,804	(278,575)	17,943,309
Accounts Receivable	887,050	88,560	—	975,610
Due from Affiliates	3,015,102	11,139	(10,923)	3,015,318
Intangible Assets, Net	340,478	—	—	340,478
Goodwill	1,890,185	—	—	1,890,185
Other Assets	433,801	674	—	434,475
Right-of-Use Assets	736,633	—	—	736,633
Deferred Tax Assets	1,402,271	—	—	1,402,271

Total Assets	$28,330,022	$1,669,462	$(289,498)	$29,709,986

Liabilities and Equity
Loans Payable	$5,573,865	$100	$—	$5,573,965
Due to Affiliates	1,076,037	96,660	(10,922)	1,161,775
Accrued Compensation and Benefits	4,376,226	—	—	4,376,226
Securities Sold, Not Yet Purchased	9,224	23,936	—	33,160
Repurchase Agreements	—	58,050	—	58,050
Operating Lease Liabilities	842,692	—	—	842,692
Accounts Payable, Accrued Expenses and Other Liabilities	784,391	54,539	—	838,930

Total Liabilities	12,662,435	233,285	(10,922)	12,884,798

Redeemable Non-Controlling Interests in Consolidated Entities	22,000	43,546	—	65,546

Equity
Common Stock	7	—	—	7
Series I Preferred Stock	—	—	—	—
Series II Preferred Stock	—	—	—	—
Additional Paid-in-Capital	6,446,829	268,008	(268,008)	6,446,829
Retained Earnings	1,408,768	10,568	(10,568)	1,408,768
Accumulated Other Comprehensive Loss	(11,454)	—	—	(11,454)
Non-Controlling Interests in Consolidated Entities	3,276,539	1,114,055	—	4,390,594
Non-Controlling Interests in Blackstone Holdings	4,524,898	—	—	4,524,898

Total Equity	15,645,587	1,392,631	(278,576)	16,759,642

Total Liabilities and Equity	$28,330,022	$1,669,462	$(289,498)	$29,709,986

The Blackstone Group Inc.
Unaudited Consolidating Statements of Financial Condition - Continued
(Dollars in Thousands)

	December 31, 2020
	Consolidated	Consolidated
	Operating	Blackstone	Reclasses and
	Partnerships	Funds (a)	Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$1,999,484	$—	$—	$1,999,484
Cash Held by Blackstone Funds and Other	—	64,972	—	64,972
Investments	14,425,035	1,455,008	(262,901)	15,617,142
Accounts Receivable	746,059	120,099	—	866,158
Due from Affiliates	3,224,522	10,001	(13,008)	3,221,515
Intangible Assets, Net	347,955	—	—	347,955
Goodwill	1,901,485	—	—	1,901,485
Other Assets	480,760	262	—	481,022
Right-of-Use Assets	526,943	—	—	526,943
Deferred Tax Assets	1,242,576	—	—	1,242,576

Total Assets	$24,894,819	$1,650,342	$(275,909)	$26,269,252

Liabilities and Equity
Loans Payable	$5,644,554	$99	$—	$5,644,653
Due to Affiliates	1,070,955	77,095	(13,009)	1,135,041
Accrued Compensation and Benefits	3,433,260	—	—	3,433,260
Securities Sold, Not Yet Purchased	9,324	41,709	—	51,033
Repurchase Agreements	—	76,808	—	76,808
Operating Lease Liabilities	620,844	—	—	620,844
Accounts Payable, Accrued Expenses and Other Liabilities	679,883	37,221	—	717,104

Total Liabilities	11,458,820	232,932	(13,009)	11,678,743

Redeemable Non-Controlling Interests in Consolidated Entities	21,999	43,162	—	65,161

Equity
Common Stock	7	—	—	7
Series I Preferred Stock	—	—	—	—
Series II Preferred Stock	—	—	—	—
Additional Paid-in-Capital	6,332,105	269,235	(269,235)	6,332,105
Retained Earnings	335,762	(6,335)	6,335	335,762
Accumulated Other Comprehensive Loss	(15,831)	—	—	(15,831)
Non-Controlling Interests in Consolidated Entities	2,930,809	1,111,348	—	4,042,157
Non-Controlling Interests in Blackstone Holdings	3,831,148	—	—	3,831,148

Total Equity	13,414,000	1,374,248	(262,900)	14,525,348

Total Liabilities and Equity	$24,894,819	$1,650,342	$(275,909)	$26,269,252

(a)	The Consolidated Blackstone Funds consisted of the following:
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with The Blackstone Group Inc.’s condensed consolidated financial statements and the related notes included in this Quarterly Report on
Form 10-Q.
In this report, references to “Blackstone,” the “Company,” “we,” “us” or “our” refer to The Blackstone Group Inc. and its consolidated subsidiaries.
Effective February 26, 2021, Blackstone effectuated changes to rename its Class A common stock as “common stock,” and to reclassify its Class B and Class C common stock into a new “Series I preferred stock” and “Series II preferred stock,” respectively (the “share reclassification”). Each new stock has the same rights and powers of its predecessor. All references to common stock, Series I preferred stock and Series II preferred stock prior to the share reclassification refer to Class A, Class B and Class C common stock, respectively. See “— Organizational Structure.”
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

•
Private Equity.
Our Private Equity segment includes our corporate private equity business, which consists of (a) our flagship private equity funds (Blackstone Capital Partners (“BCP”) funds), which includes global funds as well as funds focused specifically on Asia investments, (b) our sector-focused private equity funds, including our energy-focused funds (Blackstone Energy Partners (“BEP”) funds) and (c) our core private equity funds, Blackstone Core Equity Partners (“BCEP”). In addition, our Private Equity segment includes (a) our opportunistic investment platform that invests globally across asset classes, industries and geographies, Blackstone Tactical Opportunities (“Tactical Opportunities”), (b) our secondary fund of funds business, Strategic Partners Fund Solutions (“Strategic Partners”), (c) our infrastructure-focused funds, Blackstone Infrastructure Partners (“BIP”), (d) our life sciences private investment platform, Blackstone Life Sciences (“BXLS”), (e) our growth equity investment platform, Blackstone Growth (“BXG”), (f) a multi-asset investment program for eligible high net worth investors offering exposure to certain of Blackstone’s key illiquid investment strategies through a single commitment, Blackstone Total Alternatives Solution (“BTAS”) and (g) our capital markets services business, Blackstone Capital Markets (“BXCM”).

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
Our Response to
COVID-19
As the novel coronavirus (“COVID-19”) pandemic has continued to evolve, our primary focus has been the safety and wellbeing of our employees and their families, as well as the seamless functioning of the firm in serving our limited partner investors who have entrusted us with their capital, and our shareholders. In accordance with local government guidance and social distancing recommendations, the majority of our employees globally have been working remotely. Our technology infrastructure has proven to be robust and capable of supporting this model. We have implemented rigorous protocols for remote work across the firm, including increased cadence of group calls and updates, and frequent communication across leadership and working levels. We are leveraging technology to ensure our teams stay connected and productive, and that our culture remains strong even in these unusual circumstances. While we are generally not meeting with our clients in person, we continue to actively communicate with our clients through videoconference, teleconference and email. Investment committees continue to convene as needed, and the firm continues to operate across investment, asset management and corporate support functions.
Since July 2020, employees in our U.S. and European offices began returning to the office on a voluntary basis, consistent with local government guidelines, with testing, contact-tracing and social distancing and other safety protocols in place. We continue to closely monitor applicable public health and government guidance and plan for a more extensive return to office in light of continued progress on vaccine production and distribution.
Business Environment
Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Europe, Asia and, to a lesser extent, elsewhere in the world.

While the global recovery has been uneven, in the U.S. the first quarter of 2021 was generally characterized by a continuing rebound in global equity and credit markets as meaningful progress on
COVID-19
vaccine production and distribution and previously-implemented fiscal and monetary stimulus provided support to markets. Major U.S. equity market sectors posted positive returns in the first quarter. The S&P 500 energy sector appreciated the most, ending the quarter up 31%, while the S&P 500 finished the quarter up 6%. The price of West Texas Intermediate crude oil increased 22% in the first quarter to $59 per barrel, up 189% since the first quarter of 2020. The Bloomberg Commodity Index rose 7% in the first quarter. With over 50% of adults in the U.S. now having received at least one vaccine dose, continued progress on vaccine production and distribution is likely to support further acceleration of economic activity and recovery in the U.S., albeit with continued dispersion across sectors.
Volatility continued to decline in the first quarter of 2021, with the CBOE Volatility Index ending the quarter down 15% to 19.4, marking a 64% decline over the last twelve months. Global equity issuance was strong in the first quarter, increasing 67% compared to the fourth quarter of 2020. Merger and acquisition activity continued to improve, with overall announced volumes up 114% year-over-year, and private equity transaction volumes up 21% year-over-year.
In credit markets, U.S. leveraged loans and high yield bonds increased 1.8% and 1.3%, respectively, in the first quarter. High yield spreads compressed 33 basis points in the first quarter, while issuance increased 117% year-over-year. The Federal Reserve maintained the federal funds target range at 0.0%-0.25%, the range set by the Federal Reserve in March 2020 in response to the effects of the
COVID-19
pandemic weighing on economic activity. The Federal Reserve has expanded its balance sheet since mid-February 2020 by more than $3.6 trillion to support new credit and liquidity facilities and expects to maintain the current pace of purchasing in the coming months. Three month LIBOR declined 4 basis points in the first quarter to 0.19%, remaining near historical lows. The U.S. Treasury yield curve steepened significantly in the first quarter, with ten-year yields rising 83 basis points to 1.74%, but declined to 1.59% subsequent to quarter-end. The annual U.S. inflation rate increased to 2.6% in March 2021, its highest level since August 2018, and up from 1.7% in February.
The U.S. unemployment rate continued to decrease, ending March 2021 at 6.0%, well below the April 2020 peak of 14.8%, but still at elevated levels. Wages grew, with average hourly earnings increasing 4.2% year-over-year based on the three month average for production and nonsupervisory employees. U.S. retail sales increased 14% in March 2021 compared to December 2020 on a seasonally adjusted basis, and increased 27% since March 2020. The Institute for Supply Management Purchasing Managers’ Index increased in the first quarter, rising to 64.7 from 60.7 in the fourth quarter of 2020, which is the highest level since June 1984, signaling expansion in the U.S. manufacturing sector.
Countries around the world are, with some notable exceptions such as India, on a path of recovery after more than a year since the onset of the
COVID-19
pandemic. Nonetheless, the recovery could remain uneven across the globe, particularly given varying rates of vaccination in certain geographies.
Notable Transactions
On January 26, 2021, Pátria completed its initial public offering (“IPO”), pursuant to which we sold a portion of our interest. As a result of Pátria’s pre-IPO reorganization transactions and the consummation of the IPO (collectively, the “Pátria Sale Transactions”), Blackstone discontinued the application of equity method as we were deemed to no longer have significant influence over Pátria due to Blackstone’s decreased ownership and lack of board representation. For additional information, see Note 4. “Investments — Equity Method Investments” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements.”
Effective February 26, 2021, Blackstone effectuated changes to its common stock as described in the immediately following section “Organizational Structure.”
Organizational Structure
Effective July 1, 2019, The Blackstone Group L.P. converted from a Delaware limited partnership to a Delaware corporation, The Blackstone Group Inc. (the “Conversion”).

Effective February 26, 2021, Blackstone effectuated changes to rename its Class A common stock as “common stock,” and to reclassify its Class B and Class C common stock into a new “Series I preferred stock” and “Series II preferred stock,” respectively. Each new stock has the same rights and powers of its predecessor. For additional information, see Note 1. “Organization” and Note 14. “Earnings Per Share and Stockholders’ Equity — Stockholders’ Equity” in the “Notes to Condensed Consolidated Financial Statements” in “— Item 1. Financial Statements” of this filing.
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
Taxes and Related Payables represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and including the Payable under the Tax Receivable Agreement. Further, the current tax provision utilized when calculating Taxes and Related Payables and Distributable Earnings reflects the benefit of deductions available to the company on certain expense items that are excluded from the underlying calculation of Segment Distributable Earnings and Total Segment Distributable Earnings, such as equity-based compensation charges and certain Transaction-Related Charges where there is a current tax provision or benefit. The economic assumptions and methodologies that impact the implied income tax provision are the same as those methodologies and assumptions used in calculating the current income tax provision for Blackstone’s Condensed Consolidated Statements of Operations under GAAP, excluding the impact of divestitures and accrued tax contingencies and refunds which are reflected when paid or received. Management believes that including the amount payable under the tax receivable agreement and utilizing the current income tax provision adjusted as described above when calculating Distributable Earnings is meaningful as it increases comparability between periods and more accurately reflects earnings that are available for distribution to shareholders.
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
For our carry funds, total assets under management includes the fair value of the investments held and uncalled capital commitments, whereas fee-earning assets under management may include the total amount of capital commitments or the remaining amount of invested capital at cost, depending on whether the investment period has expired or as specified by the fee terms of the fund. As such, in certain carry funds fee-earning assets under management may be greater than total assets under management when the aggregate fair value of the remaining investments is less than the cost of those investments.

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
Consolidated Results of Operations
Following is a discussion of our consolidated results of operations for the three months ended March 31, 2021 and 2020. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “ —Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,		2021 vs. 2020
	2021	2020	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$1,177,815	$934,832	$242,983	26%

Incentive Fees	36,124	12,161	23,963	197%

Investment Income (Loss)
Performance Allocations
Realized	534,367	167,530	366,837	219%
Unrealized	2,464,497	(3,453,081)	5,917,578	N/M
Principal Investments
Realized	355,038	48,695	306,343	629%
Unrealized	639,315	(959,365)	1,598,680	N/M

Total Investment Income (Loss)	3,993,217	(4,196,221)	8,189,438	N/M

Interest and Dividend Revenue	31,412	35,084	(3,672)	-10%
Other	60,304	138,180	(77,876)	-56%

Total Revenues	5,298,872	(3,075,964)	8,374,836	N/M

Expenses
Compensation and Benefits
Compensation	542,638	476,543	66,095	14%
Incentive Fee Compensation	13,325	6,522	6,803	104%
Performance Allocations Compensation
Realized	213,027	72,423	140,604	194%
Unrealized	1,049,969	(1,397,378)	2,447,347	N/M

Total Compensation and Benefits	1,818,959	(841,890)	2,660,849	N/M
General, Administrative and Other	185,122	157,566	27,556	17%
Interest Expense	44,983	41,644	3,339	8%
Fund Expenses	2,383	4,605	(2,222)	-48%

Total Expenses	2,051,447	(638,075)	2,689,522	N/M

Other Income (Loss)
Change in Tax Receivable Agreement Liability	2,910	(595)	3,505	N/M
Net Gains (Losses) from Fund Investment Activities	120,353	(327,374)	447,727	N/M

Total Other Income (Loss)	123,263	(327,969)	451,232	N/M

Income (Loss) Before Benefit for Taxes	3,370,688	(2,765,858)	6,136,546	N/M
Benefit for Taxes	(447)	(158,703)	158,256	-100%

Net Income (Loss)	3,371,135	(2,607,155)	5,978,290	N/M
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	629	(15,469)	16,098	N/M
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	386,850	(645,077)	1,031,927	N/M
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	1,235,784	(880,117)	2,115,901	N/M

Net Income (Loss) Attributable to The Blackstone Group Inc.	$1,747,872	$(1,066,492)	$2,814,364	N/M

N/M    Not meaningful.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Revenues
Revenues were $5.3 billion for the three months ended March 31, 2021, an increase of $8.4 billion compared to $(3.1) billion for the three months ended March 31, 2020. The increase in Revenues was primarily attributable to an increase of $8.2 billion in Investment Income (Loss), which is composed of increases of $7.5 billion and $673.2 million in Unrealized and Realized Investment Income (Loss), respectively.
The $7.5 billion increase in Unrealized Investment Income (Loss) was primarily attributable to net unrealized appreciation of investment holdings in the three months ended March 31, 2021 compared to net unrealized depreciation of investment holdings in the three months ended March 31, 2020. Unrealized Investment Income (Loss) in our Private Equity, Real Estate, Credit & Insurance and Hedge Fund Solutions segments increased $3.9 billion, $2.0 billion, $682.8 million and $413.6 million, respectively. Principal drivers of these increases were:

•
The increase in our Private Equity segment was primarily attributable to higher net unrealized appreciation of investment holdings in corporate private equity and Tactical Opportunities in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Corporate private equity carrying value increased 15.3% in the three months ended March 31, 2021 compared to a decrease of 21.6% in the three months ended March 31, 2020. Tactical Opportunities carrying value increased 15.1% in the three months ended March 31, 2021 compared to a decrease of 15.9% in the three months ended March 31, 2020.

•
The increase in our Real Estate segment was primarily attributable to higher net unrealized appreciation of investment holdings in our BREP opportunistic funds in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The carrying value of investments for our BREP opportunistic funds increased 5.3% in the three months ended March 31, 2021 compared to a decrease of 8.8% in the three months ended March 31, 2020.

•
The increase in our Credit & Insurance segment was primary attributable to net unrealized appreciation of investments in our private credit strategies in the three months ended March 31, 2021 compared to net unrealized depreciation in the three months ended March 31, 2020.

•
The increase in our Hedge Fund Solutions segment was primarily due to the net unrealized appreciation of investments of which Blackstone owns a share in the three months ended March 31, 2021 compared to net unrealized depreciation in the three months ended March 31, 2020.

The $673.2 million increase in Realized Investment Income (Loss) was primarily attributable to higher realized gains in our Real Estate and Private Equity segments and the gain recognized in the Pátria Sale Transactions. For additional information, see “— Notable Transactions.”
Expenses
Expenses were $2.1 billion for the three months ended March 31, 2021, an increase of $2.7 billion compared to $(638.1) million for the three months ended March 31, 2020. The increase was primarily attributable to an increase of $2.7 billion in Total Compensation and Benefits, of which $2.6 billion was Performance Allocations Compensation. The increase in Performance Allocations Compensation was primarily due to the increase in Investment Income (Loss) – Performance Allocations, on which a portion of the compensation is based.
Other Income (Loss)
Other Income (Loss) was $123.3 million for the three months ended March 31, 2021, an increase of $451.2 million compared to $(328.0) million for the three months ended March 31, 2020. The increase in Other Income (Loss) was due to an increase of $447.7 million in Net Gains (Losses) from Fund Investment Activities.

The increase in Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities was principally driven by increases of $173.3 million in our Credit & Insurance segment, $167.5 million in our Private Equity segment and $103.8 million in our Real Estate segment. The increase in our Credit & Insurance segment was primarily driven by the deconsolidation of nine CLO vehicles during the year ended December 31, 2020, as well as appreciation in our consolidated credit funds. See Note 9. “Variable Interest Entities” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements.” The increase in our Private Equity segment was primarily due to appreciation of investments in our consolidated private equity funds. The increase in our Real Estate segment was primarily due to appreciation of investments in our consolidated real estate funds.
Provision (Benefit) for Taxes
The following table summarizes Blackstone’s tax position:

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in Thousands)
Income (Loss) Before Benefit for Taxes	$3,370,688	$(2,765,858)
Benefit for Taxes	$(447)	$(158,703)
Effective Income Tax Rate	—	5.7%
The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

	Three Months Ended		2021
	March 31,		vs.
	2021	2020	2020
Statutory U.S. Federal Income Tax Rate	21.0%	21.0%	—
Income Passed Through to Non-Controlling Interest Holders (a)	-9.0%	-13.1%	4.1%
State and Local Income Taxes	2.1%	1.4%	0.7%
Change in Valuation Allowance	-12.9%	-4.3%	-8.6%
Other	-1.2%	0.7%	-1.9%

Effective Income Tax Rate	—	5.7%	-5.7%

(a)	Includes income that was not taxable to Blackstone and its subsidiaries. Such income remains taxable to Blackstone’s non-controlling interest holders.
Blackstone’s Provision (Benefit) for Taxes for the three months ended March 31, 2021 and 2020 was $(0.4) million and $(158.7) million, respectively. This resulted in an effective tax rate of 0.0% and 5.7%, respectively, based on our Income (Loss) Before Provision (Benefit) for Taxes of $3.4 billion and $(2.8) billion.
The decrease in Blackstone’s effective tax rate for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, resulted primarily from the increase in net reductions to the valuation allowance related to the step-up in the tax basis of investment assets, partially offset by a decrease in the attribution of a portion of reported net income (loss) before taxes to non-controlling interest holders.
Although Blackstone was a cash taxpayer for the three months ended March 31, 2021, unrealized gains on Investments resulted in the reduction of a previously recorded valuation allowance against Blackstone’s deferred tax asset. The reduction in the valuation allowance is recorded as an income tax benefit on the consolidated statement of operations and thereby reduces the effective tax rate in the current period.
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
For the three months ended March 31, 2021 and 2020, the Net Income Before Taxes allocated to Blackstone personnel and others who are limited partners of Blackstone Holdings was 41.8% and 41.5%, respectively. The increase of 0.3% was primarily due to the exclusion of unvested participating Blackstone Holdings Partnership Units, which are not contractually obligated to share in losses, during the three months ended March 31, 2020.
The Other Income (Loss) — Change in Tax Receivable Agreement Liability was entirely allocated to The Blackstone Group Inc.

Operating Metrics
The following graphs and tables summarize the Fee-Earning Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the three months ended March 31, 2021 and 2020. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Assets Under Management and Fee-Earning Assets Under Management”:

Note: Totals may not add due to rounding.

	Three Months Ended
	March 31, 2021					March 31, 2020
		Private	Hedge Fund	Credit &			Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total	Real Estate	Equity	Solutions	Insurance	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$149,121,461	$129,539,630	$74,126,610	$116,645,413	$469,433,114	$128,214,137	$97,773,964	$75,636,004	$106,450,747	$408,074,852
Inflows (a)	8,561,177	4,468,621	2,005,986	8,186,651	23,222,435	9,428,789	35,326,030	2,366,963	3,635,845	50,757,627
Outflows (b)	(843,560)	(608,021)	(1,346,251)	(5,115,877)	(7,913,709)	(1,010,896)	(3,612,449)	(2,651,992)	(2,740,684)	(10,016,021)

Net Inflows (Outflows)	7,717,617	3,860,600	659,735	3,070,774	15,308,726	8,417,893	31,713,581	(285,029)	895,161	40,741,606
Realizations (c)	(1,855,302)	(3,071,179)	(188,436)	(3,247,204)	(8,362,121)	(2,697,761)	(925,354)	(134,730)	(1,430,127)	(5,187,972)
Market Activity (d)(g)	868,018	1,574,296	2,016,297	387,077	4,845,688	(3,509,807)	(261,389)	(7,001,810)	(9,800,443)	(20,573,449)

Balance, End of Period (e)	$155,851,794	$131,903,347	$76,614,206	$116,856,060	$481,225,407	$130,424,462	$128,300,802	$68,214,435	$96,115,338	$423,055,037

Increase (Decrease)	$6,730,333	$2,363,717	$2,487,596	$210,647	$11,792,293	$2,210,325	$30,526,838	$(7,421,569)	$(10,335,409)	$14,980,185
Increase (Decrease)	5%	2%	3%	—	3%	2%	31%	-10%	-10%	4%
Annualized Base Management Fee Rate (f)	1.12%	1.16%	0.80%	0.55%	0.94%	1.15%	0.90%	0.78%	0.57%	0.88%

	Three Months Ended
	March 31, 2021					March 31, 2020
		Private	Hedge Fund	Credit &			Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total	Real Estate	Equity	Solutions	Insurance	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$187,191,247	$197,549,222	$79,422,869	$154,393,590	$618,556,928	$163,156,064	$182,886,109	$80,738,112	$144,342,178	$571,122,463
Inflows (a)	8,581,463	7,831,642	2,066,958	13,124,022	31,604,085	12,653,175	8,868,851	3,246,661	2,543,821	27,312,508
Outflows (b)	(1,809,101)	(750,972)	(1,623,328)	(5,791,889)	(9,975,290)	(793,688)	(398,476)	(2,881,283)	(2,841,299)	(6,914,746)

Net Inflows (Outflows)	6,772,362	7,080,670	443,630	7,332,133	21,628,795	11,859,487	8,470,375	365,378	(297,478)	20,397,762
Realizations (c)	(1,953,532)	(8,093,375)	(194,347)	(4,626,773)	(14,868,027)	(2,518,796)	(2,031,106)	(138,987)	(1,699,805)	(6,388,694)
Market Activity (d)(h)	4,266,955	15,264,568	2,147,068	1,806,720	23,485,311	(11,561,906)	(14,629,495)	(7,243,711)	(13,689,134)	(47,124,246)

Balance, End of Period (e)	$196,277,032	$211,801,085	$81,819,220	$158,905,670	$648,803,007	$160,934,849	$174,695,883	$73,720,792	$128,655,761	$538,007,285

Increase (Decrease)	$9,085,785	$14,251,863	$2,396,351	$4,512,080	$30,246,079	$(2,221,215)	$(8,190,226)	$(7,017,320)	$(15,686,417)	$(33,115,178)
Increase (Decrease)	5%	7%	3%	3%	5%	-1%	-4%	-9%	-11%	-6%

(a)
Inflows represent contributions, capital raised, other increases in available capital (recallable capital and increased side-by-side commitments), purchases, inter-segment allocations and acquisitions.

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
(f)
Annualized Base Management Fee Rate represents annualized year to date Base Management Fee divided by the average of the beginning of year and each quarter end’s Fee-Earning Assets Under Management in the reporting period.

(g)
For the three months ended March 31, 2021, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $(1.1) billion, $(131.5) million and $(1.3) billion for the Real Estate, Credit & Insurance and Total segments, respectively. For the three months ended March 31, 2020, such impact was $(758.4) million, $(275.1) million and $(1.0) billion for the Real Estate, Credit & Insurance and Total segments, respectively.

(h)
For the three months ended March 31, 2021, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(1.6) billion, $(330.6) million, $(246.3) million and $(2.2) billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively. For the three months ended March 31, 2020, such impact was $(1.5) billion, $(601.6) million, $(402.0) million and $(2.5) billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively.

Fee-Earning Assets Under Management
Fee-Earning Assets Under Management were $481.2 billion at March 31, 2021, an increase of $11.8 billion, compared to $469.4 billion at December 31, 2020. The net increase was due to:

•	Inflows of $23.2 billion related to:

o
$8.6 billion in our Real Estate segment driven by $3.1 billion from BREIT, $2.9 billion from BREDS, $1.9 billion from BPP Life Sciences, $254.2 million from BREP opportunistic funds and co-investment, $201.4 million from BPP U.S. and co-investment and $195.2 million from BPP Asia,

o
$8.2 billion in our Credit & Insurance segment driven by $3.4 billion from direct lending, $2.7 billion from BIS, $1.3 billion from certain liquid credit and MLP strategies, $434.2 million from mezzanine funds, $139.9 million from our structured products group, $115.4 million from energy strategies and $103.8 million from stressed/distressed strategies,

o
$4.5 billion in our Private Equity segment driven by $1.6 billion from corporate private equity, $1.3 billion from BXG, $795.0 million from multi-asset products and $683.7 million from Tactical Opportunities, and

o
$2.0 billion in our Hedge Fund Solutions segment driven by $1.4 billion from individual investor and specialized solutions, $417.7 million from customized solutions and $213.2 million from commingled products.

•	Market activity of $4.8 billion primarily attributable to:

o	$2.0 billion of market appreciation in our Hedge Fund Solutions segment driven by returns from BAAM’s Principal Solutions Composite of 2.5% gross (2.2% net),

o	$1.6 billion of market appreciation in our Private Equity segment driven by $811.7 million from BIP and $762.6 million from Strategic Partners,

o
$868.0 million of market appreciation in our Real Estate segment driven by appreciation of $2.0 billion from Core+ real estate, partially offset by foreign exchange depreciation of $599.6 million from Core+ real estate and $510.1 million from BREP opportunistic and co-investment, and

o
$387.1 million of market appreciation in our Credit & Insurance segment driven by appreciation of $345.8 million from certain liquid credit and MLP strategies, partially offset by $121.7 million of market depreciation from BIS, all of which included $131.5 million of foreign exchange depreciation across the segment.

Offsetting these increases were:

•	Realizations of $8.4 billion primarily driven by:

o
$3.2 billion in our Credit & Insurance segment driven by $1.2 billion from direct lending, $747.9 million from CLOs, $641.3 million from mezzanine funds, $372.0 million from stressed/distressed strategies, $160.0 million from certain liquid credit and MLP strategies and $158.4 million from energy strategies,

o	$3.1 billion in our Private Equity segment driven by $1.3 billion from corporate private equity, $913.1 million from Strategic Partners and $752.2 million from Tactical Opportunities, and

o	$1.9 billion in our Real Estate segment driven by $711.4 million from BREDS, $622.7 million from Core+ real estate and $521.2 million from BREP opportunistic funds and co-investment.

•	Outflows of $7.9 billion primarily attributable to:

o	$5.1 billion in our Credit & Insurance segment driven by $2.4 billion from certain liquid credit and MLP strategies, $2.3 billion from BIS and $199.5 million from stressed/distressed strategies,

o	$1.3 billion in our Hedge Fund Solutions segment driven by $961.0 million from individual investor and specialized solutions and $302.0 million from customized solutions, and

o	$843.6 million in our Real Estate segment driven by $633.1 million from BREIT and $155.1 million from BPP U.S. and co-investment.
Total Assets Under Management
Total Assets Under Management were $648.8 billion at March 31, 2021, an increase of $30.2 billion, compared to $618.6 billion at December 31, 2020. The net increase was due to:

•	Inflows of $31.6 billion primarily related to:

o
$13.1 billion in our Credit & Insurance segment driven by $7.1 billion from direct lending (which exceeds Fee-Earning Assets Under Management inflows principally due to certain funds charging fees on net assets versus gross assets), $2.4 billion from BIS, $1.8 billion from our structured products group, $945.6 million from certain liquid credit and MLP strategies, $510.5 million from mezzanine funds and $100.0 million from stressed/distressed strategies,

o
$8.6 billion in our Real Estate segment driven by $3.8 billion from BPP Life Sciences, $3.5 billion from BREIT, $361.4 million from BREDS, $357.5 million from BREP opportunistic funds, $202.1 million from BPP U.S. and co-investment, $160.9 million from BPP Asia and $131.4 million from BPP Europe and co-investment,

o
$7.8 billion in our Private Equity segment driven by $3.7 billion from corporate private equity, $1.9 billion from BXG, $1.2 billion from Tactical Opportunities, $583.6 million from Strategic Partners and $397.5 million from multi-asset products, and

o
$2.1 billion in our Hedge Fund Solutions segment driven by $1.6 billion from individual investor and specialized solutions, $298.1 million from customized solutions and $191.9 million from commingled products.

•	Market activity of $23.5 billion primarily driven by:

o
$15.3 billion of market appreciation in our Private Equity segment driven by carrying value increases in corporate private equity, Tactical Opportunities and Strategic Partners of 15.3%, 15.1% and 10.6%, respectively, which includes $330.6 million of foreign exchange depreciation across the segment,

o
$4.3 billion of market appreciation in our Real Estate segment driven by carrying value increases in opportunistic and Core+ real estate of 5.3% and 3.2%, during the year, respectively, which includes $1.6 billion of foreign exchange depreciation across the segment,

o	$2.1 billion of market appreciation in our Hedge Fund Solutions segment driven by reasons noted above in Fee-Earning Assets Under Management, and

o
$1.8 billion of market appreciation in our Credit & Insurance segment driven by appreciation of $567.5 million from certain liquid credit and MLP strategies, $424.7 million from mezzanine funds, $388.6 million from direct lending, $382.1 million from stressed/distressed strategies and $354.5 million from energy strategies, partially offset by market depreciation of $247.0 million from CLOs and $126.9 million from BIS, all of which included $246.3 million of foreign exchange depreciation across the segment.

Total Assets Under Management market activity in our Real Estate and Private Equity segments generally represents the change in fair value of the investments held and typically exceeds the Fee-Earning Assets Under Management market activity.
Offsetting these increases were:

•	Realizations of $14.9 billion primarily driven by:

o
$8.1 billion in our Private Equity segment driven by $3.8 billion from corporate private equity, $2.3 billion from Tactical Opportunities, $1.7 billion from Strategic Partners, $197.2 million from BXG and $108.2 million from BIP,

o
$4.6 billion in our Credit & Insurance segment driven by $1.6 billion from direct lending, $1.4 billion from mezzanine funds, $747.9 million from CLOs, $503.5 million from stressed/distressed strategies, $217.6 million from energy strategies and $174.4 million from certain liquid credit and MLP strategies, and

o	$2.0 billion in our Real Estate segment driven by $923.9 million from BREP opportunistic and co-investment, $645.7 million from Core+ real estate and $383.9 million from BREDS.
Total Assets Under Management realizations in our Real Estate and Private Equity segments generally represents the total proceeds and typically exceeds the Fee-Earning Assets Under Management realizations which generally represents only the invested capital.

•	Outflows of $10.0 billion primarily attributable to:

o
$5.8 billion in our Credit & Insurance segment driven by $2.5 billion from certain liquid credit and MLP strategies, $2.3 billion from BIS, $575.8 million from direct lending, $121.8 million from stressed/distressed strategies and $106.3 million from energy strategies,

o	$1.8 billion in our Real Estate segment driven by $804.4 million from Core+ real estate, $640.3 million from BREDS and $364.4 million from BREP opportunistic funds and co-investment, and

o
$1.6 billion in our Hedge Fund Solutions segment driven by $1.2 billion from individual investor and specialized solutions, $326.9 million from customized solutions and $103.4 million from commingled products.

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

Net Accrued Performance Revenues
The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of March 31, 2021 and 2020. Net Accrued Performance Revenues excludes Performance Revenues realized but not yet distributed as of the respective quarter end and clawback amounts, if any, which are disclosed in Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. See “— Non-GAAP Financial Measures” for our reconciliation of Net Accrued Performance Revenues.

	March 31,
	2021	2020
	(Dollars in Millions)
Real Estate
BREP IV	$18	$8
BREP V	18	—
BREP VI	39	51
BREP VII	253	309
BREP VIII	519	517
BREP IX	198	—
BREP Europe IV	92	123
BREP Europe V	244	110
BREP Asia I	179	85
BREP Asia II	78	—
BPP	189	196
BREIT	82	—
BREDS	31	2
BTAS	1	45

Total Real Estate (a)	1,941	1,446

Private Equity
BCP IV	9	23
BCP V	37	—
BCP VI	746	283
BCP VII	987	115
BCP VIII	41	—
BCP Asia I	105	14
BEP I	52	—
BEP III	34	—
BCEP I	147	33
Tactical Opportunities (b)	359	36
Strategic Partners	157	136
BIP	43	—
BXLS	19	7
BTAS/Other	93	73

Total Private Equity (a)	2,831	720

Hedge Fund Solutions	214	15

Credit & Insurance	216	6

Total Blackstone Net Accrued Performance Revenues	$5,202	$2,187

Note:	Totals may not add due to rounding.
(a)	Real Estate and Private Equity include co-investments, as applicable.
(b)	Tactical Opportunities includes Blackstone Growth.
For the twelve months ended March 31, 2021, Net Accrued Performance Revenues receivable increased due to Net Performance Revenues of $4.6 billion offset by net realized distributions of $1.6 billion.

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
The following table presents the investment record of our significant drawdown funds from inception through March 31, 2021:

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars/Euros in Thousands, Except Where Noted)

Real Estate
Pre-BREP	$ 140,714	$ —	$ —	N/A	—	$ 345,190	2.5x	$ 345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	N/A	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	N/A	—	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	N/A	—	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	56,464	1.1x	56%	4,579,740	1.7x	4,636,204	1.7x	13%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	231,873	215,826	0.9x	58%	13,084,427	2.4x	13,300,253	2.3x	12%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,444	550,710	472,084	2.1x	76%	27,242,899	2.5x	27,714,983	2.5x	13%	13%
BREP VII (Aug 2011 / Apr 2015)	13,496,823	1,525,932	5,656,279	1.2x	6%	23,127,388	2.1x	28,783,667	1.9x	22%	14%
BREP VIII (Apr 2015 / Jun 2019)	16,574,719	2,579,746	14,075,783	1.2x	—	13,664,356	2.3x	27,740,139	1.6x	29%	14%
*BREP IX (Jun 2019 / Dec 2024)	21,007,889	13,398,701	9,638,350	1.3x	10%	1,371,851	1.5x	11,010,201	1.3x	N/M	21%

Total Global BREP	$ 73,120,456	$ 18,286,962	$ 30,114,786	1.3x	6%	$ 90,605,579	2.3x	$120,720,365	1.9x	18%	15%

BREP Int’l (Jan 2001 / Sep 2005)	€ 824,172	€ —	€ —	N/A	—	€ 1,373,170	2.1x	€ 1,373,170	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008) (e)	1,629,748	—	—	N/A	—	2,576,670	1.8x	2,576,670	1.8x	8%	8%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,167	461,661	360,225	0.5x	—	5,738,120	2.5x	6,098,345	2.1x	20%	14%
BREP Europe IV (Sep 2013 / Dec 2016)	6,710,146	1,336,401	2,333,250	1.4x	—	9,147,085	1.9x	11,480,335	1.8x	20%	14%
BREP Europe V (Dec 2016 / Oct 2019)	7,949,959	1,592,357	8,312,567	1.4x	—	867,616	2.8x	9,180,183	1.4x	52%	10%
*BREP Europe VI (Oct 2019 / Apr 2025)	9,836,400	6,583,540	3,418,851	1.1x	2%	6,800	N/A	3,425,651	1.1x	N/M	6%

Total BREP Europe	€ 30,155,592	€ 9,973,959	€ 14,424,893	1.3x	1%	€ 19,709,461	2.1x	€ 34,134,354	1.6x	16%	12%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars/Euros in Thousands, Except Where Noted)

Real Estate (continued)
BREP Asia I (Jun 2013 / Dec 2017)	$ 4,261,983	$ 917,283	$ 3,554,880	1.6x	12%	$ 4,561,771	1.9x	$ 8,116,651	1.8x	21%	13%
*BREP Asia II (Dec 2017 / Jun 2023)	7,349,172	3,383,780	4,955,595	1.3x	10%	273,502	1.6x	5,229,097	1.3x	50%	11%
BREP Co-Investment (f)	7,055,974	32,096	591,579	1.4x	1%	14,794,053	2.2x	15,385,632	2.2x	16%	16%

Total BREP	$ 126,272,767	$ 34,319,574	$ 55,789,784	1.3x	5%	$ 135,043,298	2.2x	$ 190,833,082	1.8x	17%	15%

*Core+ BPP (Various) (g)	$ N/A	$ N/A	$ 46,270,814	N/A	—	$ 7,984,496	N/A	$ 54,255,310	N/A	N/M	9%
*Core+ BREIT (Various) (h)	N/A	N/A	24,359,495	N/A	—	840,788	N/A	25,200,283	N/A	N/A	9%
*BREDS High-Yield (Various) (i)	19,990,223	8,389,472	4,528,956	1.1x	—	13,444,864	1.3x	17,973,820	1.2x	11%	10%
Private Equity
Corporate Private Equity
BCP I (Oct 1987 / Oct 1993)	$ 859,081	$ —	$ —	N/A	—	$ 1,741,738	2.6x	$ 1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	N/A	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	N/A	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	18,179	N/A	—	2,953,649	1.4x	2,971,828	1.4x	6%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	179,524	121,454	1.4x	—	21,478,010	2.9x	21,599,464	2.9x	36%	36%
BCP V (Dec 2005 / Jan 2011)	21,009,112	1,035,259	641,901	N/M	99%	37,767,326	1.9x	38,409,227	1.9x	8%	8%
BCP VI (Jan 2011 / May 2016)	15,202,400	1,164,970	11,232,537	2.0x	54%	19,429,252	2.1x	30,661,789	2.1x	17%	13%
BCP VII (May 2016 / Feb 2020)	18,853,441	1,630,722	25,129,155	1.6x	33%	3,807,449	1.8x	28,936,604	1.6x	22%	18%
*BCP VIII (Feb 2020 / Feb 2026)	24,884,732	22,132,923	3,481,571	1.3x	8%	—	N/A	3,481,571	1.3x	N/A	N/M
Energy I (Aug 2011 / Feb 2015)	2,441,558	142,138	931,989	1.4x	40%	3,333,701	1.9x	4,265,690	1.8x	15%	11%
Energy II (Feb 2015 / Feb 2020)	4,914,647	653,279	3,979,873	1.1x	23%	843,246	1.0x	4,823,119	1.1x	-6%	-2%
*Energy III (Feb 2020 / Feb 2026)	4,267,583	3,683,594	972,483	1.8x	81%	—	N/A	972,483	1.8x	N/A	106%
*BCP Asia I (Dec 2017 / Dec 2023)	2,410,749	1,317,473	2,209,965	2.1x	8%	160,023	2.2x	2,369,988	2.1x	145%	40%
BCP Asia II (TBD)	3,114,699	3,114,699	—	N/A	—	—	N/A	—	N/A	N/A	N/A
Core Private Equity I (Jan 2017 / Mar 2021) (j)	4,756,127	1,740,129	5,897,426	1.9x	—	1,077,112	1.9x	6,974,538	1.9x	28%	23%
*Core Private Equity II (Mar 2021 / Mar 2026) (j)	8,165,403	8,157,699	—	N/A	—	—	N/A	—	N/A	N/A	N/A

Total Corporate Private Equity	$ 125,118,566	$ 44,976,984	$ 54,616,533	1.6x	32%	$ 105,033,013	2.1x	$ 159,649,546	1.9x	16%	15%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars/Euros in Thousands, Except Where Noted)
Private Equity (continued)
Tactical Opportunities
*Tactical Opportunities (Various)	$ 23,035,391	$ 9,071,275	$ 15,169,008	1.4x	16%	$ 12,916,194	1.8x	$28,085,202	1.6x	17%	13%
*Tactical Opportunities Co-Investment and Other (Various)	9,053,110	2,303,198	3,687,558	1.3x	8%	5,840,305	1.7x	9,527,863	1.5x	19%	16%

Total Tactical Opportunities	$ 32,088,501	$ 11,374,473	$ 18,856,566	1.4x	15%	$ 18,756,499	1.8x	$37,613,065	1.5x	18%	14%

*Blackstone Growth (Jul 2020 / Jul 2025)	$ 4,761,851	$ 4,509,392	$ 549,092	1.3x	—	$ 463,073	3.4x	$1,012,165	1.8x	N/M	N/M
Strategic Partners (Secondaries)
Strategic Partners I-V (Various) (k)	11,863,351	1,048,166	742,256	N/M	—	17,133,750	N/M	17,876,006	1.5x	N/A	13%
Strategic Partners VI (Apr 2014 / Apr 2016) (k)	4,362,750	1,267,153	1,176,262	N/M	—	3,502,773	N/M	4,679,035	1.5x	N/A	14%
Strategic Partners VII (May 2016 / Mar 2019) (k)	7,489,970	2,154,869	4,634,275	N/M	—	2,977,641	N/M	7,611,916	1.4x	N/A	15%
Strategic Partners Real Assets II (May 2017 / Jun 2020) (k)	1,749,807	375,364	1,116,127	N/M	—	493,155	N/M	1,609,282	1.2x	N/A	12%
*Strategic Partners VIII (Mar 2019 / Jul 2023) (k)	10,763,600	5,256,997	4,474,528	N/M	—	376,726	N/M	4,851,254	1.4x	N/A	32%
*Strategic Partners Real Estate, SMA and Other (Various) (k)	7,678,498	2,510,678	2,826,383	N/M	—	1,760,069	N/M	4,586,452	1.3x	N/A	14%
*Strategic Partners Infra III (Jun 2020 / Jul 2024) (k)	3,250,100	2,775,629	90,848	N/M	—	—	N/A	90,848	1.8x	N/A	N/M

Total Strategic Partners (Secondaries)	$ 47,158,076	$15,388,856	$ 15,060,679	N/M	—	$ 26,244,114	N/M	$41,304,793	1.5x	N/A	14%

*Infrastructure (Various)	$ 13,658,063	$9,103,132	$ 5,492,303	1.2x	49%	$ —	N/A	$ 5,492,303	1.2x	N/A	13%
Life Sciences
Clarus IV (Jan 2018 / Jan 2020)	910,000	372,990	694,759	1.5x	2%	29,630	1.3x	724,389	1.5x	15%	15%
*BXLS V (Jan 2020 / Jan 2025)	4,739,681	4,132,098	731,761	1.4x	13%	—	N/A	731,761	1.4x	N/A	N/M

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars/Euros in Thousands, Except Where Noted)
Credit
Mezzanine / Opportunistic I (Jul 2007 / Oct 2011)	$ 2,000,000	$ 97,114	$ 21,828	1.1x	—	$ 4,774,747	1.6x	$ 4,796,575	1.6x	N/A	17%
Mezzanine / Opportunistic II (Nov 2011 / Nov 2016)	4,120,000	1,013,932	858,763	0.6x	—	5,773,739	1.6x	6,632,502	1.3x	N/A	10%
Mezzanine / Opportunistic III (Sep 2016 / Jan 2021)	6,639,133	1,252,742	5,102,629	1.1x	—	3,390,488	1.7x	8,493,117	1.3x	N/A	11%
*Mezzanine / Opportunistic IV (Jan 2021 / Jan 2026)	3,309,957	3,157,365	153,993	1.0x	—	1,246	N/A	155,239	1.0x	N/A	N/A
Stressed / Distressed I (Sep 2009 / May 2013)	3,253,143	76,000	—	N/A	—	5,775,571	1.3x	5,775,571	1.3x	N/A	9%
Stressed / Distressed II (Jun 2013 / Jun 2018)	5,125,000	547,341	908,998	0.8x	—	4,662,278	1.2x	5,571,276	1.1x	N/A	1%
*Stressed / Distressed III (Dec 2017 / Dec 2022)	7,356,380	3,911,199	2,142,411	1.0x	—	1,639,998	1.4x	3,782,409	1.1x	N/A	5%
Energy I (Nov 2015 / Nov 2018)	2,856,867	994,239	1,584,612	1.0x	—	1,299,843	1.6x	2,884,455	1.2x	N/A	7%
*Energy II (Feb 2019 / Feb 2024)	3,616,081	2,777,742	961,310	1.1x	—	314,985	1.6x	1,276,295	1.2x	N/A	29%
European Senior Debt I (Feb 2015 / Feb 2019)	€ 1,964,689	€ 262,220	€ 1,731,478	1.0x	2%	€ 1,452,345	1.5x	€ 3,183,823	1.2x	N/A	5%
*European Senior Debt II (Jun 2019 / Jun 2024)	€ 4,088,344	€ 3,144,414	€ 941,601	1.0x	—	€ 575,787	1.2x	€ 1,517,388	1.1x	N/A	21%

Total Credit Drawdown Funds (l)	$ 45,182,219	$ 17,831,492	$ 14,876,214	1.0x	—	$ 29,959,526	1.4x	$44,835,740	1.3x	N/A	10%

*Direct Lending BDC (Various) (m)	$ 3,926,295	$ 713,254	$ 3,325,418	N/A	—	$ 321,007	N/A	$ 3,646,425	N/A	N/A	9%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

N/M	Not meaningful generally due to the limited time since initial investment.
N/A	Not applicable.
SMA	Separately managed account.
*	Represents funds that are currently in their investment period and open-ended funds.
(a)	Excludes investment vehicles where Blackstone does not earn fees.
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
(d)
Unless otherwise indicated, Net Internal Rate of Return (“IRR”) represents the annualized inception to March 31, 2021 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of limited partner cash flows. Initial inception date of cash flows may differ from the Investment Period Beginning Date.

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

(h)
Unrealized Investment Value reflects BREIT’s net asset value as of March 31, 2021. Realized Investment Value represents BREIT’s cash distributions, net of servicing fees. The BREIT net return reflects a per share blended return, assuming BREIT had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BREIT. These returns are not representative of the returns experienced by any particular investor or share class. Inception to date net returns are presented on an annualized basis and are from January 1, 2017. Committed Capital and Available Capital are not regularly reported to investors in our Core+ strategy and are not applicable in the context of this vehicle.

(i)	BREDS High-Yield represents the flagship real estate debt drawdown funds only and excludes BREDS High-Grade.
(j)	Blackstone Core Equity Partners is a core private equity strategy which invests with a more modest risk profile and longer hold period than traditional private equity.
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
(m)
Unrealized Investment Value reflects BXSL’s net asset value as of March 31, 2021. Realized Investment Value represents BXSL’s cash distributions. BXSL’s net return is annualized and calculated since inception starting on November 20, 2018, as the change in net asset value (“NAV”) per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company’s dividend reinvestment plan) divided by the beginning NAV per share.

Segment Analysis
Discussed below is our Segment Distributable Earnings for each of our segments. This information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources. References to “our” sectors or investments may also refer to portfolio companies and investments of the underlying funds that we manage.
Real Estate
The following table presents the results of operations for our Real Estate segment:

	Three Months Ended
	March 31,		2021 vs. 2020
	2021	2020	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$427,186	$371,438	$55,748	15%
Transaction and Other Fees, Net	26,019	23,024	2,995	13%
Management Fee Offsets	(1,623)	(8,341)	6,718	-81%

Total Management Fees, Net	451,582	386,121	65,461	17%
Fee Related Performance Revenues	155,392	4,551	150,841	N/M
Fee Related Compensation	(188,492)	(120,296)	(68,196)	57%
Other Operating Expenses	(44,362)	(40,476)	(3,886)	10%

Fee Related Earnings	374,120	229,900	144,220	63%

Realized Performance Revenues	88,638	43,720	44,918	103%
Realized Performance Compensation	(22,762)	(13,392)	(9,370)	70%
Realized Principal Investment Income	100,820	7,300	93,520	N/M

Net Realizations	166,696	37,628	129,068	343%

Segment Distributable Earnings	$540,816	$267,528	$273,288	102%

N/M    Not meaningful.
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Segment Distributable Earnings were $540.8 million for the three months ended March 31, 2021, an increase of $273.3 million, or 102%, compared to $267.5 million, for the three months ended March 31, 2020. The increase in Segment Distributable Earnings was attributable to increases of $144.2 million in Fee Related Earnings and $129.1 million in Net Realizations.
Segment Distributable Earnings in our Real Estate segment in the first quarter of 2021 were higher compared to the first quarter of 2020. This was primarily driven by increased Fee Related Earnings due to the crystallization of performance revenues for certain vehicles, by growth in Fee-Earning Assets Under Management in core+ real estate and by an increase in Net Realizations. Favorable market conditions have contributed to significant realizations. We have also benefited from fundraising momentum in perpetual capital strategies, which represent an increasing percentage of our total assets under management. Economic recovery and activity in the U.S. have accelerated following meaningful progress on
COVID-19
vaccine production and distribution and support from previously implemented fiscal and monetary stimulus. Although certain investments in our real estate portfolio, such as those in the hospitality and retail sectors and in select office and residential assets in urban locations, have been materially impacted and could continue to be adversely affected by the
COVID-19
pandemic, the majority of our aggregate global real estate portfolio in BREP and core+ real estate businesses is in sectors that have demonstrated greater resiliency. Nevertheless,

the global economic recovery could remain uneven with dispersion across sectors and regions, particularly given continued uncertainty in certain geographies experiencing or with potential for an increase in
COVID-19
infection levels. Higher inflation would potentially negatively impact certain real estate assets, such as those with long-term leases that do not provide for short term rent increases. Our real estate strategies have, however, oriented their portfolios toward investments in markets where we see opportunities for stronger relative growth, with better insulation from inflation pressure. Segment Distributable Earnings in our Real Estate segment would potentially be negatively impacted if pressure on wages and other inputs increasingly pressure profit margins.
In addition, the Presidential administration and the U.S. Congress may introduce new or enforce existing policies and regulations that may create uncertainty for our business and investment strategies and could have an adverse impact on us and our portfolio companies. Such conditions (which may be across industries, sectors or geographies) may contribute to adverse operating performance, including moderated rent growth in certain markets in our residential portfolio. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — The global outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economies and has adversely impacted, and may continue to adversely impact, our performance and results of operations,” “— Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “— A period of economic slowdown, which may be across one or more industries, sectors or geographies, has contributed and could in the future contribute to adverse operating performance for certain of our funds’ investments, which would adversely affect our operating results and cash flows” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Fee Related Earnings
Fee Related Earnings were $374.1 million for the three months ended March 31, 2021, an increase of $144.2 million, or 63%, compared to $229.9 million for the three months ended March 31, 2020. The increase in Fee Related Earnings was primarily attributable to increases of $150.8 million in Fee Related Performance Revenues and $65.5 million in Management Fees, Net, partially offset by an increase of $68.2 million in Fee Related Compensation.
Fee Related Performance Revenues were $155.4 million for the three months ended March 31, 2021, an increase of $150.8 million, compared to $4.6 million for the three months ended March 31, 2020. The increase was primarily due to crystallization events in the Logicor separately managed account and BPP Europe.
Management Fees, Net were $451.6 million for the three months ended March 31, 2021, an increase of $65.5 million, compared to $386.1 million for the three months ended March 31, 2020, primarily driven by an increase in Base Management Fees. Base Management Fees increased $55.7 million primarily due to Fee-Earning Assets Under Management growth in Core+ real estate and the end of BREP Europe VI’s fee holiday in the first quarter of 2020.
Fee Related Compensation was $188.5 million for the three months ended March 31, 2021, an increase of $68.2 million, compared to $120.3 million for the three months ended March 31, 2020. The increase was primarily due to an increase in Fee Related Performance Revenues, on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $166.7 million for the three months ended March 31, 2021, an increase of $129.1 million, or 343%, compared to $37.6 million for the three months ended March 31, 2020. The increase in Net Realizations was primarily attributable to increases of $93.5 million in Realized Principal Investment Income and $44.9 million in Realized Performance Revenues, partially offset by an increase of $9.4 million in Realized Performance Compensation.

Realized Principal Investment Income was $100.8 million for the three months ended March 31, 2021, an increase of $93.5 million, compared to $7.3 million for the three months ended March 31, 2020. The increase was primarily due to the segment’s allocation of the gain recognized in the Pátria Sale Transactions. For additional information, see “— Notable Transactions.”
Realized Performance Revenues were $88.6 million for the three months ended March 31, 2021, an increase of $44.9 million, compared to $43.7 million for the three months ended March 31, 2020. The increase was primarily due to higher realized gains in the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Realized Performance Compensation was $22.8 million for the three months ended March 31, 2021, an increase of $9.4 million, compared to $13.4 million for the three months ended March 31, 2020. The increase was primarily due to the increase in Realized Performance Revenues.
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
The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	Three Months Ended				March 31, 2021
	March 31,				Inception to Date
	2021		2020		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP VI	-4%	-4%	-19%	-16%	18%	13%	17%	13%
BREP VII	3%	2%	-15%	-13%	30%	22%	21%	14%
BREP VIII	4%	3%	-8%	-7%	36%	29%	20%	14%
BREP IX	8%	6%	N/M	N/M	N/M	N/M	35%	21%
BREP Europe IV (b)	—	—	-9%	-7%	29%	20%	20%	14%
BREP Europe V (b)	4%	3%	-8%	-7%	67%	52%	15%	10%
BREP Europe VI (b)	6%	5%	N/M	N/M	N/M	N/M	16%	6%
BREP Asia I	7%	6%	-15%	-13%	29%	21%	19%	13%
BREP Asia II	8%	8%	-8%	-8%	77%	50%	20%	11%
BREP Co-Investment (c)	4%	3%	-2%	-2%	18%	16%	18%	16%
BPP (d)	2%	2%	-2%	-2%	N/M	N/M	10%	9%
BREDS High-Yield (e)	5%	4%	-12%	-11%	15%	11%	14%	10%
BREDS Liquid (f)	6%	6%	-21%	-21%	N/A	N/A	9%	7%
BXMT (g)	N/A	15%	N/A	-48%	N/A	N/A	N/A	11%
BREIT (h)	N/A	4%	N/A	-8%	N/A	N/A	N/A	9%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

N/M	Not meaningful generally due to the limited time since initial investment.
N/A	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.
(b)	Euro-based internal rates of return.
(c)
BREP Co-Investment represents co-investment capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues.

(d)	BPP represents the Core+ real estate funds which invest with a more modest risk profile and lower leverage.
(e)
BREDS High-Yield represents the flagship real estate debt drawdown funds and excludes the BREDS High-Grade drawdown fund, which has a different risk-return profile. Inception to date returns are from July 1, 2009.

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

Funds With Closed Investment Periods
The Real Estate segment has eleven funds with closed investment periods as of March 31, 2021: BREP VIII, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe V, BREP Europe IV, BREP Europe Ill, BREP Asia I, BREDS Ill and BREDS II. As of March 31, 2021, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe IV, BREP Europe Ill and BREDS II were above their carried interest thresholds and would have been above their carried interest thresholds even if all remaining investments were valued at zero. BREP VIII, BREP Europe V, BREP Asia I and BREDS III were above their carried interest thresholds.

Private Equity
The following table presents the results of operations for our Private Equity segment:

	Three Months Ended
	March 31,		2021 vs. 2020
	2021	2020	$	%
	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees	$377,660	$253,974	$123,686	49%
Transaction, Advisory and Other Fees, Net	42,707	21,413	21,294	99%
Management Fee Offsets	(13,919)	(9,215)	(4,704)	51%

Total Management and Advisory Fees, Net	406,448	266,172	140,276	53%
Fee Related Compensation	(140,597)	(110,368)	(30,229)	27%
Other Operating Expenses	(51,055)	(41,001)	(10,054)	25%

Fee Related Earnings	214,796	114,803	99,993	87%

Realized Performance Revenues	255,845	112,076	143,769	128%
Realized Performance Compensation	(111,209)	(54,643)	(56,566)	104%
Realized Principal Investment Income	115,403	10,347	105,056	N/M

Net Realizations	260,039	67,780	192,259	284%

Segment Distributable Earnings	$474,835	$182,583	$292,252	160%

N/M	Not meaningful.
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Segment Distributable Earnings were $474.8 million for the three months ended March 31, 2021, an increase of $292.3 million, or 160%, compared to $182.6 million for the three months ended March 31, 2020. The increase in Segment Distributable Earnings was attributable to increases of $100.0 million in Fee Related Earnings and $192.3 million in Net Realizations.
Segment Distributable Earnings in our Private Equity segment in the first quarter of 2021 were higher compared to the first quarter of 2020. This was primarily driven by an increase in Fee Related Earnings due to the conclusion of fee holidays and the commencement of investment periods in certain vehicles, as well as an increase in Net Realizations. Favorable market conditions in the first quarter of 2021 have contributed to significant realizations and fundraising momentum. Economic recovery and activity in the U.S. have accelerated following meaningful progress on
COVID-19
vaccine production and distribution and support from previously implemented fiscal and monetary stimulus. Although certain investments in our private equity portfolio, such as those in the travel, leisure and events sectors, have experienced material reductions in value and could continue to be adversely impacted by the
COVID-19
pandemic, the majority of our aggregate portfolio in our corporate private equity funds is in sectors that have demonstrated greater resiliency. Nevertheless, the global economic recovery could remain uneven with dispersion across sectors and regions, particularly given continued uncertainty in certain geographies experiencing or with potential for an increase in
COVID-19
infection levels. Higher inflation would potentially negatively impact Segment Distributable Earnings in our Private Equity segment, particularly if occurring against a backdrop of slow economic growth. Segment Distributable Earnings in the Private Equity segment would also potentially be negatively impacted if pressure on wages and other inputs increasingly pressure profit margins.

In energy, oil prices experienced further recovery in the first quarter of 2021, but weakened market fundamentals nonetheless continue to pose challenges, particularly in upstream energy. An increased focus on energy sustainability due to concerns about climate change and the impact of carbon emissions, including potential alternatives to fossil fuels, has also exacerbated the impact of such weakened market fundamentals. The persistence of these weakened market fundamentals would further negatively impact the performance of certain investments in our energy and corporate private equity funds.
In addition, the Presidential administration and the U.S. Congress may introduce new or enforce existing policies and regulations that may create uncertainty for our business and investment strategies and could have an adverse impact on us and our portfolio companies. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — The global outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economies and has adversely impacted, and may continue to adversely impact, our performance and results of operations,” “— Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “— A period of economic slowdown, which may be across one or more industries, sectors or geographies, has contributed and could in the future contribute to adverse operating performance for certain of our funds’ investments, which would adversely affect our operating results and cash flows” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Fee Related Earnings
Fee Related Earnings were $214.8 million for the three months ended March 31, 2021, an increase of $100.0 million, or 87%, compared to $114.8 million for the three months ended March 31, 2020. The increase in Fee Related Earnings was primarily attributable to an increase of $140.3 million in Management and Advisory Fees, Net, partially offset by increases of $30.2 million in Fee Related Compensation and $10.1 million in Other Operating Expenses.
Management and Advisory Fees, Net were $406.5 million for the three months ended March 31, 2021, an increase of $140.3 million, compared to $266.2 million for the three months ended March 31, 2020, primarily driven by an increase in Base Management Fees. Base Management Fees increased $123.7 million primarily due to BCP VIII, BEP III and BXLS V, all of which commenced their investment periods in the first quarter of 2020 and ended their fee holidays during the third quarter of2020, and the commencement of BXG’s investment period in the third quarter of 2020.
The annualized Base Management Fee Rate increased from 0.90% at March 31, 2020 to 1.16% at March 31,2021. The increase was principally due to BCP VIII, BEP III and BXLS V, all of which commenced their investment periods in the first quarter of 2020 and ended their fee holidays during the third quarter of 2020.
Fee Related Compensation was $140.6 million for the three months ended March 31, 2021, an increase of $30.2 million, compared to $110.4 million for the three months ended March 31, 2020. The increase was primarily due to an increase in Management and Advisory Fees, Net on which a portion of Fee Related Compensation is based.
Other Operating Expenses were $51.1 million for the three months ended March 31, 2021, an increase of $10.1 million, compared to $41.0 million for the three months ended March 31, 2020. The increase was primarily due to growth in our corporate private equity, BXG and Strategic Partners businesses.
Net Realizations
Net Realizations were $260.0 million for the three months ended March 31, 2021, an increase of $192.3 million, or 284%, compared to $67.8 million for the three months ended March 31, 2020. The increase in Net Realizations was primarily attributable to increases of $143.8 million in Realized Performance Revenues and $105.1 million in Realized Principal Investment Income, partially offset by an increase of $56.6 million in Realized Performance Compensation.

Realized Performance Revenues were $255.8 million for the three months ended March 31, 2021, an increase of $143.8 million, compared to $112.1 million for the three months ended March 31, 2020. The increase was primarily due to higher Realized Performance Revenues in Tactical Opportunities, corporate private equity and BXG.
Realized Principal Investment Income was $115.4 million for the three months ended March 31, 2021, an increase of $105.1 million, compared to $10.3 million for the three months ended March 31, 2020. The increase was primarily due to the segment’s allocation of the gain recognized in the Pátria Sale Transactions. For additional information, see “— Notable Transactions.”
Realized Performance Compensation was $111.2 million for the three months ended March 31, 2021, an increase of $56.6 million, compared to $54.6 million for the three months ended March 31, 2020. The increase was primarily due to the increase in Realized Performance Revenues.
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
The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended				March 31, 2021
	March 31,				Inception to Date
	2021		2020		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP IV	8%	6%	1%	1%	50%	36%	50%	36%
BCP V	118%	54%	-26%	-10%	10%	8%	10%	8%
BCP VI	10%	9%	-27%	-23%	22%	17%	17%	13%
BCP VII	13%	10%	-14%	-12%	36%	22%	26%	18%
BCP Asia I	17%	15%	-1%	-2%	292%	145%	61%	40%
BEP I	32%	28%	-47%	-40%	19%	15%	14%	11%
BEP II	21%	21%	-50%	-51%	1%	-6%	2%	-2%
BEP III	28%	23%	N/M	N/A	N/A	N/A	188%	106%
BCOM	41%	41%	1%	—	13%	6%	13%	6%
BCEP I (b)	16%	15%	-6%	-5%	35%	28%	27%	23%
BIP	25%	19%	-11%	-11%	N/A	N/A	21%	13%
Clarus IV	12%	10%	2%	1%	24%	15%	28%	15%
Tactical Opportunities	17%	14%	-20%	-18%	22%	17%	17%	13%
Tactical Opportunities Co-Investment and Other	13%	11%	-11%	-10%	21%	19%	19%	16%
Strategic Partners I-V (c)	6%	5%	2%	1%	N/A	N/A	16%	13%
Strategic Partners VI (c)	9%	8%	-1%	-2%	N/A	N/A	19%	14%
Strategic Partners VII (c)	12%	11%	—	—	N/A	N/A	20%	15%
Strategic Partners Real Assets II (c)	2%	2%	4%	3%	N/A	N/A	16%	12%
Strategic Partners VIII (c)	19%	15%	N/M	N/M	N/A	N/A	46%	32%
Strategic Partners Real Estate, SMA and Other (c)	6%	6%	2%	1%	N/A	N/A	16%	14%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

N/M	Not meaningful generally due to the limited time since initial investment.

N/A	Not applicable.
SMA	Separately managed account.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.
(b)	BCEP is a core private equity strategy which invests with a more modest risk profile and longer hold period than traditional private equity.
(c)
Realizations are treated as return of capital until fully recovered and therefore inception to date realized returns are not applicable. If information is not available on a timely basis, returns are calculated from results that are reported on a three month lag and therefore do not include the impact of economic and market activities in the quarter in which such events occur.

Funds With Closed Investment Periods
The corporate private equity funds within the Private Equity segment have eight funds with closed investment periods: BCP IV, BCP V, BCP VI, BCP VII, BCOM, BEP I, BEP II and BCEP I. As of March 31, 2021, BCP IV was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes based on the timings of fund closings, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner is subject to equalization such that (a) the general partner accrues carried interest when the respective carried interest for either fund class is positive and (b) the general partner realizes carried interest so long as clawback obligations, if any, for either of the respective fund classes are fully satisfied. BCP V, BCP VI, BCP VII, BCOM, BEP I and BCEP I were above their respective carried interest thresholds. We are entitled to retain previously realized carried interest up to 20% of BCOM’s net gains. As a result, Performance Revenues are recognized from BCOM on current period gains and losses. BEP II was below its carried interest threshold.
Hedge Fund Solutions
The following table presents the results of operations for our Hedge Fund Solutions segment:

	Three Months Ended
	March 31,		2021 vs. 2020
	2021	2020	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$150,533	$139,656	$10,877	8%
Transaction and Other Fees, Net	4,346	758	3,588	473%
Management Fee Offsets	(58)	(42)	(16)	38%

Total Management Fees, Net	154,821	140,372	14,449	10%
Fee Related Compensation	(38,850)	(46,191)	7,341	-16%
Other Operating Expenses	(19,172)	(18,667)	(505)	3%

Fee Related Earnings	96,799	75,514	21,285	28%

Realized Performance Revenues	31,573	1,767	29,806	N/M
Realized Performance Compensation	(6,908)	(945)	(5,963)	631%
Realized Principal Investment Income (Loss)	35,550	(609)	36,159	N/M

Net Realizations	60,215	213	60,002	N/M

Segment Distributable Earnings	$157,014	$75,727	$81,287	107%

N/M	Not meaningful.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Segment Distributable Earnings were $157.0 million for the three months ended March 31, 2021, an increase of $81.3 million, or 107%, compared to $75.7 million for the three months ended March 31, 2020. The increase in Segment Distributable Earnings was attributable to increases of $21.3 million in Fee Related Earnings and $60.0 million in Net Realizations.
Segment Distributable Earnings in our Hedge Fund Solutions segment in the first quarter of 2021 were higher compared to the first quarter of 2020. This increase was primarily driven by an increase in Fee Related Earnings due to growth in Fee-Earning Assets Under Management, as well as by an increase in Net Realizations. Continued market rebounds across many asset classes have contributed to recovery from the losses in composite returns experienced in the first quarter of 2020, and the Hedge Fund Solutions segment had its highest ever fund appreciation for the last twelve months ended the first quarter of 2021. Economic recovery and activity have accelerated following meaningful progress on
COVID-19
vaccine production and distribution and support from previously implemented fiscal and monetary stimulus. The segment has also benefited from favorable liquidity conditions in recent quarters. Nevertheless, the recovery could remain uneven with meaningful dispersion across sectors and regions, particularly given continued uncertainty in certain geographies experiencing or with potential for an increase in
COVID-19
infection levels. Another significant market downturn could pose material risks to our Hedge Fund Solutions segment, including by potentially causing investors to seek liquidity in the form of redemptions from our funds and adversely impacting management fees.
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
In addition, the Presidential administration and the U.S. Congress may introduce new or enforce existing policies and regulations that may create uncertainty for our business and investment strategies and may adversely affect the profitability of certain of our investments. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — The global outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economies and has adversely impacted, and may continue to adversely impact, our performance and results of operations,” “— Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “— A period of economic slowdown, which may be across one or more industries, sectors or geographies, has contributed and could in the future contribute to adverse operating performance for certain of our funds’ investments, which would adversely affect our operating results and cash flows” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Fee Related Earnings
Fee Related Earnings were $96.8 million for the three months ended March 31, 2021, an increase of $21.3 million, or 28%, compared to $75.5 million for the three months ended March 31, 2020. The increase in Fee Related Earnings was primarily attributable to an increase of $14.4 million in Management Fees, Net and a decrease of $7.3 million in Fee Related Compensation.
Management Fees, Net were $154.8 million for the three months ended March 31, 2021, an increase of $14.4 million, compared to $140.4 million for the three months ended March 31, 2020, primarily due to an increase in Base Management Fees. Base Management Fees increased $10.9 million primarily driven by an Fee-Earning Assets Under Management growth in our individual investor and specialized solutions platform.

Fee Related Compensation was $38.9 million for the three months ended March 31, 2021, a decrease of $7.3 million, compared to $46.2 million for the three months ended March 31, 2020. The decrease was primarily due to changes in compensation accruals.
Net Realizations
Net Realizations were $60.2 million for the three months ended March 31, 2021, an increase of $60.0 million, compared to $0.2 million for the three months ended March 31, 2020. The increase in Net Realizations was primarily attributable to increases of $36.2 million in Realized Principal Investment Income (Loss) and $29.8 million in Realized Performance Revenues.
Realized Principal Investment Income (Loss) was $35.6 million for the three months ended March 31, 2021, an increase of $36.2 million, compared to $(0.6) million for the three months ended March 31, 2020. The increase was primarily due to the segment’s allocation of the gain recognized in the Pátria Sale Transactions. For additional information, see “— Notable Transactions.”
Realized Performance Revenues were $31.6 million for the three months ended March 31, 2021, an increase of $29.8 million, compared to $1.8 million for the three months ended March 31, 2020. The increase was primarily driven by realizations and higher returns for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, principally within customized solutions and commingled products.
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
The following table presents the return information of the BAAM Principal Solutions Composite:

	Three				Average Annual Returns (a)
	Months Ended				Periods Ended
	March 31,				March 31, 2021
	2021		2020		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Principal Solutions Composite (b)	2%	2%	-9%	-9%	18%	17%	6%	5%	7%	6%	7%	6%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)
BAAM’s Principal Solutions (“BPS”) Composite covers the period from January 2000 to present, although BAAM’s inception date is September 1990. The BPS Composite includes only BAAM-managed commingled and customized multi-manager funds and accounts and does not include BAAM’s individual investor solutions (liquid alternatives), strategic capital (seeding and GP minority stakes), strategic opportunities (co-invests), and advisory (non-discretionary) platforms, except for investments by BPS funds directly into those platforms. BAAM-managed funds in liquidation and, in the case of net returns, non-fee-paying assets are also excluded. The funds/accounts that comprise the BPS Composite are not managed within a single fund or account and are managed with different mandates. There is no guarantee that BAAM would have made the same mix of investments in a stand-alone fund/account. The BPS Composite is not an investible product and, as such, the performance of the BPS Composite does not represent the performance of an actual fund or account. The historical return is from January 1, 2000.

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance		Estimated % Above
	Eligible Assets Under		High Water Mark/
	Management		Benchmark (a)
	As of March 31,		As of March 31,
	2021	2020	2021	2020
	(Dollars in Thousands)
Hedge Fund Solutions Managed Funds (b)	$49,017,154	$39,406,514	91%	4%

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

(b)
For the Hedge Fund Solutions managed funds, at March 31, 2021, the incremental appreciation needed for the 9% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $375.0 million, a decrease of $(4.3) billion, compared to $4.7 billion at March 31, 2020. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks as of March 31, 2021, 45% were within 5% of reaching their respective High Water Mark.

Credit & Insurance
The following table presents the results of operations for our Credit & Insurance segment:

	Three Months Ended
	March 31,		2021 vs. 2020
	2021	2020	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$161,911	$145,328	$16,583	11%
Transaction and Other Fees, Net	5,568	5,470	98	2%
Management Fee Offsets	(2,125)	(2,896)	771	-27%

Total Management Fees, Net	165,354	147,902	17,452	12%
Fee Related Performance Revenues	13,776	7,915	5,861	74%
Fee Related Compensation	(77,171)	(69,409)	(7,762)	11%
Other Operating Expenses	(46,835)	(38,741)	(8,094)	21%

Fee Related Earnings	55,124	47,667	7,457	16%

Realized Performance Revenues	25,267	9,670	15,597	161%
Realized Performance Compensation	(10,045)	(2,322)	(7,723)	333%
Realized Principal Investment Income	46,383	3,252	43,131	N/M

Net Realizations	61,605	10,600	51,005	481%

Segment Distributable Earnings	$116,729	$58,267	$58,462	100%

N/M	Not meaningful.
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Segment Distributable Earnings were $116.7 million for the three months ended March 31, 2021, an increase of $58.5 million, or 100%, compared to $58.3 million for the three months ended March 31, 2020. The increase in Segment Distributable Earnings was attributable to increases of $7.5 million in Fee Related Earnings and $51.0 million in Net Realizations.
Segment Distributable Earnings in our Credit & Insurance segment in the first quarter of 2021 were higher compared to the first quarter of 2020, driven by an increase in Fee Related Earnings due to capital deployment and fundraising activity, as well as by an increase in Net Realizations primarily due to an increase in Realized Principal Investment Income. Continued market rebounds across many asset classes have contributed to recovery from the losses in the composite returns experienced in the first quarter of 2020. Favorable market conditions in the first quarter have also contributed to significant realizations. We have also benefited from fundraising momentum in perpetual capital strategies, which represent an increasing percentage of our total assets under management. Economic recovery and activity in the U.S. have accelerated following meaningful progress on
COVID-19
vaccine production and distribution and support from previously implemented fiscal and monetary stimulus. Although the pandemic has adversely impacted and could continue to adversely impact the performance of our Credit & Insurance segment, the majority of the segment’s portfolio is in sectors that have demonstrated greater resiliency. The segment has also benefited from favorable liquidity conditions in recent quarters. Nevertheless, the recovery could remain uneven with meaningful dispersion across sectors and regions, particularly given continued uncertainty in certain geographies experiencing or with potential for an increase in
COVID-19
infection levels. Another significant market downturn could create additional pressure for borrowers with respect to their ability to meet their debt payment obligations or increase their focus on deleveraging. Our Credit & Insurance funds have, however, continued to actively manage their portfolios in order to limit downside and protect capital.

In energy, oil prices experienced further recovery in the first quarter of 2021, but nonetheless, weakened market fundamentals continue to pose challenges, particularly in upstream energy. An increased focus on energy sustainability due to concerns about climate change and the impact of carbon emissions, including potential alternatives to fossil fuels, has also exacerbated the impact of such weakened market fundamentals. The persistence of these weakened market fundamentals in the energy sector or in the credit markets more broadly would further negatively impact the performance of certain investments in our credit funds.
In addition, the Presidential administration and the U.S. Congress may introduce new or enforce existing policies and regulations that may create uncertainty for our business and investment strategies and may adversely affect the profitability of certain of our investments. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — The global outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. and global economies and has adversely impacted, and may continue to adversely impact, our performance and results of operations,” “— Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “— A period of economic slowdown, which may be across one or more industries, sectors or geographies, has contributed and could in the future contribute to adverse operating performance for certain of our funds’ investments, which would adversely affect our operating results and cash flows.” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Fee Related Earnings
Fee Related Earnings were $55.1 million for the three months ended March 31, 2021, an increase of $7.5 million, or 16%, compared to $47.7 million for the three months ended March 31, 2020. The increase in Fee Related Earnings was primarily attributable to increases of $17.5 million in Management Fees, Net and $5.9 million in Fee Related Performance Revenues, partially offset by increases of $8.1 million in Other Operating Expenses and $7.8 million in Fee Related Compensation.
Management Fees, Net were $165.4 million for the three months ended March 31, 2021, an increase of $17.5 million, compared to $147.9 million for the three months ended March 31, 2020, primarily driven by an increase in Base Management Fees. Base Management Fees increased $16.6 million primarily due to increased capital deployed in our most recently launched credit funds and vehicles, including our BXSL, and inflows in our liquid credit business, partially offset by a decrease in Harvest.
Fee Related Performance Revenues were $13.8 million for the three months ended March 31, 2021, an increase of $5.9 million, compared to $7.9 million for the three months ended March 31, 2020. The increase was primarily due to performance and growth in assets in our BXSL.
Other Operating Expenses were $46.8 million for the three months ended March 31, 2021, an increase of $8.1 million, compared to $38.7 million for the three months ended March 31, 2020. The increase was primarily due to placement fees for new business initiatives as well as investments in technology.
Fee Related Compensation was $77.2 million for the three months ended March 31, 2021, an increase of $7.8 million, compared to $69.4 million for the three months ended March 31, 2020. The increase was primarily due to increases in Management Fees, Net and Fee Related Performance Revenues, on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $61.6 million for the three months ended March 31, 2021, an increase of $51.0 million, or 481%, compared to $10.6 million for the three months ended March 31, 2020. The increase in Net Realizations was primarily attributable to increases of $43.1 million in Realized Principal Investment Income and $15.6 million in Realized Performance Revenues, partially offset by an increase of $7.7 million in Realized Performance Compensation.

Realized Principal Investment Income was $46.4 million for the three months ended March 31, 2021, an increase of $43.1 million, compared to $3.3 million for the three months ended March 31, 2020. The increase was primarily due to the segment’s allocation of the gain recognized in the Pátria Sale Transactions. For additional information, see “— Notable Transactions.”
Realized Performance Revenues were $25.3 million for the three months ended March 31, 2021, an increase of $15.6 million, compared to $9.7 million for the three months ended March 31, 2020. The increase was primarily attributable to an increase in realized carry compared to the three months ended March 31, 2020.
Realized Performance Compensation was $10.0 million for the three months ended March 31, 2021, an increase of $7.7 million, compared to $2.3 million for the three months ended March 31, 2020. The increase was primarily due to the increase in Realized Performance Revenues.
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
The following table presents the return information for the Private Credit and Liquid Credit composites:

	Three Months Ended March 31,				March 31, 2021
	2021		2020		Inception to Date
Composite (a)	Gross	Net	Gross	Net	Gross	Net
Private Credit (b)	7%	6%	-22%	-20%	11%	7%
Liquid Credit (b)	2%	2%	-12%	-12%	5%	5%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Allocations, net of tax advances.
(b)
Effective January 1, 2021, Credit returns are presented as separate returns for Private Credit and Liquid Credit instead of as a Credit Composite. Private Credit returns include mezzanine lending funds and middle market direct lending funds (including BXSL), stressed/distressed strategies (including stressed/distressed funds and credit alpha strategies) and energy strategies. Liquid Credit returns include CLOs, closed-ended funds, open-ended funds and separately managed accounts. Only fee-earning funds exceeding $100 million of fair value at the beginning of each respective quarter-end are included. Funds in liquidation, funds investing primarily in investment grade corporate credit and our structured products group are excluded. Blackstone Funds that were contributed to BXC as part of Blackstone’s acquisition of BXC in March 2008 and the pre-acquisition date performance for funds and vehicles acquired by BXC subsequent to March 2008, are also excluded. Private Credit and Liquid Credit’s inception to date returns are from December 31, 2005. Prior periods have been updated to reflect this presentation. Credit Composite gross returns were 2%, (14)% and 9% for the three months ended March 31, 2021, the three months ended March 31, 2020 and inception to date March 31, 2021, respectively. Credit Composite net returns were 1%, (13)% and 6% for the three months ended March 31, 2021, the three months ended March 31, 2020 and inception to date March 31, 2021, respectively.

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance		Estimated % Above
	Eligible Assets Under		High Water Mark/
	Management		Hurdle (a)
	As of March 31,		As of March 31,
	2021	2020	2021	2020
	(Dollars in Thousands)
Credit & Insurance (b)	$34,794,664	$23,076,505	66%	20%

(a)
Estimated % Above High Water Mark/Hurdle represents the percentage of Invested Performance Eligible Assets Under Management that as of the dates presented would earn performance fees when the applicable Credit & Insurance managed fund has positive investment performance relative to a hurdle, where applicable. Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark or clear a hurdle return, thereby resulting in an increase in Estimated % Above High Water Mark/Hurdle.

(b)
For the Credit & Insurance managed funds, at March 31, 2021, the incremental appreciation needed for the 34% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles to reach their respective High Water Marks/Hurdles was $2.6 billion, a decrease of $(2.5) billion, compared to $5.2 billion at March 31, 2020. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles as of March 31, 2021, 57% were within 5% of reaching their respective High Water Mark.

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

The following table is a reconciliation of Net Income Attributable to The Blackstone Group Inc. to Distributable Earnings, Total Segment Distributable Earnings, Fee Related Earnings and Adjusted EBITDA:

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in Thousands)
Net Income (Loss) Attributable to The Blackstone Group Inc.	$1,747,872	$(1,066,492)
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	1,235,784	(880,117)
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	386,850	(645,077)
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	629	(15,469)

Net Income (Loss)	3,371,135	(2,607,155)
Benefit for Taxes	(447)	(158,703)

Net Income (Loss) Before Benefit for Taxes	3,370,688	(2,765,858)
Transaction-Related Charges (a)	27,888	46,994
Amortization of Intangibles (b)	17,124	16,483
Impact of Consolidation (c)	(387,479)	660,546
Unrealized Performance Revenues (d)	(2,464,497)	3,453,446
Unrealized Performance Allocations Compensation (e)	1,049,969	(1,397,378)
Unrealized Principal Investment (Income) Loss (f)	(423,934)	616,610
Other Revenues (g)	(60,273)	(138,151)
Equity-Based Compensation (h)	144,272	87,472
Administrative Fee Adjustment (i)	2,708	—
Taxes and Related Payables (j)	(84,222)	(23,053)

Distributable Earnings	1,192,244	557,111
Taxes and Related Payables (j)	84,222	23,053
Net Interest Loss (k)	12,928	3,941

Total Segment Distributable Earnings	1,289,394	584,105
Realized Performance Revenues (l)	(401,323)	(167,233)
Realized Performance Compensation (m)	150,924	71,302
Realized Principal Investment Income (n)	(298,156)	(20,290)

Fee Related Earnings	$740,839	$467,884

Adjusted EBITDA Reconciliation
Distributable Earnings	$1,192,244	$557,111
Interest Expense (o)	44,340	41,540
Taxes and Related Payables (j)	84,222	23,053
Depreciation and Amortization	12,293	7,512

Adjusted EBITDA	$1,333,099	$629,216

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

(b)
This adjustment removes the amortization of transaction-related intangibles, which are excluded from Blackstone’s segment presentation. This amount includes amortization of intangibles associated with Blackstone’s investment in Pátria, which was historically accounted for under the equity method. As a result of Pátria’s IPO in January 2021, equity method has been discontinued and there will no longer be amortization of intangibles associated with the investment.

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

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in Thousands)
GAAP Unrealized Performance Allocations	$2,464,497	$(3,453,081)
Segment Adjustment	—	(365)

Unrealized Performance Revenues	$2,464,497	$(3,453,446)

(e)	This adjustment removes Unrealized Performance Allocations Compensation.
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

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in Thousands)
GAAP Unrealized Principal Investment Income (Loss)	$639,315	$(959,365)
Segment Adjustment	(215,381)	342,755

Unrealized Principal Investment Income (Loss)	$423,934	$(616,610)

(g)
This adjustment removes Other Revenues on a segment basis. The Segment Adjustment represents (1) the add back of Other Revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of certain Transaction-Related Charges.

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in Thousands)
GAAP Other Revenue	$60,304	$138,180
Segment Adjustment	(31)	(29)

Other Revenues	$60,273	$138,151

(h)	This adjustment removes Equity-Based Compensation on a segment basis.
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

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in Thousands)
Taxes	$69,609	$16,274
Related Payables	14,613	6,779

Taxes and Related Payables	$84,222	$23,053

(k)
This adjustment removes Interest and Dividend Revenue less Interest Expense on a segment basis. The Segment Adjustment represents (1) the add back of Interest and Dividend Revenue earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of interest expense associated with the Tax Receivable Agreement.

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in Thousands)
GAAP Interest and Dividend Revenue	$31,412	$35,084
Segment Adjustment	—	2,515

Interest and Dividend Revenue	31,412	37,599

GAAP Interest Expense	44,983	41,644
Segment Adjustment	(643)	(104)

Interest Expense	44,340	41,540

Net Interest Loss	$(12,928)	$(3,941)

(l)	This adjustment removes the total segment amount of Realized Performance Revenues.

(m)	This adjustment removes the total segment amount of Realized Performance Compensation.
(n)	This adjustment removes the total segment amount of Realized Principal Investment Income.
(o)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
The following tables are a reconciliation of Total GAAP Investments to Net Accrued Performance Revenues. Total GAAP Investments and Net Accrued Performance Revenues consist of the following:

	March 31,
	2021	2020
	(Dollars in Thousands)
Investments of Consolidated Blackstone Funds	$1,459,804	$7,275,752
Equity Method Investments
Partnership Investments	4,676,341	3,553,538
Accrued Performance Allocations	9,367,251	3,761,585
Corporate Treasury Investments	1,726,285	1,653,950
Other Investments	713,628	185,876

Total GAAP Investments	$17,943,309	$16,430,701

Accrued Performance Allocations -GAAP	$9,367,251	$3,761,585
Impact of Consolidation (a)	1	19
Due from Affiliates - GAAP (b)	56,274	20,910
Less: Net Realized Performance Revenues (c)	(269,426)	(31,719)
Less: Accrued Performance Compensation—GAAP (d)	(3,952,253)	(1,563,672)

Net Accrued Performance Revenues	$5,201,847	$2,187,123

(a)	This adjustment adds back investments in consolidated Blackstone Funds which have been eliminated in consolidation.
(b)	Represents GAAP accrued performance revenue recorded within Due from Affiliates.
(c)	Represents Performance Revenues realized but not yet distributed as of the reporting date and are included in Distributable Earnings in the period they are realized.
(d)	Represents GAAP accrued performance compensation associated with Accrued Performance Allocations and is recorded within Accrued Compensation and Benefits and Due to Affiliates.
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
Total Assets were $29.7 billion as of March 31, 2021, an increase of $3.4 billion, or 13%, from December 31, 2020. The increase in Total Assets was principally due to an increase of $3.4 billion in total assets attributable to consolidated operating partnerships. The increase in total assets attributable to consolidated operating partnerships was primarily due to an increase of $2.3 billion in Investments. The increase in Investments was primarily due to appreciation in the value of Blackstone’s interests in its private equity and real estate investments. The other net variances of the assets attributable to the consolidated operating partnerships were relatively unchanged.
Total Liabilities were $12.9 billion as of March 31, 2021, an increase of $1.2 billion, or 10%, from December 31, 2020. The increase in Total Liabilities was principally due to an increase of $1.2 billion in total liabilities attributable to consolidated operating partnerships. The increase in total liabilities attributable to the consolidated operating partnerships was primarily due to an increase of $943.0 million in Accrued Compensation and Benefits. The increase in Accrued Compensation and Benefits was primarily due to an increase in performance compensation. The other net variances of the liabilities attributable to the consolidated operating partnerships were relatively unchanged.
We have multiple sources of liquidity to meet our capital needs as described in “— Sources and Uses of Liquidity.” While our liquidity has not been materially impacted by the
COVID-19
pandemic to date, we continue to closely monitor developments in the impact of the
COVID-19
pandemic and actively evaluate our sources and uses of liquidity in light of such developments.
Sources and Uses of Liquidity
We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in our businesses, the proceeds from our issuances of senior notes, liquid investments we hold on our balance sheet and access to our $2.25 billion committed revolving credit facility. As of March 31, 2021, Blackstone had $2.9 billion in Cash and Cash Equivalents and $1.7 billion invested in Corporate Treasury Investments, against $5.7 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.
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

Our own capital commitments to our funds, the funds we invest in and our investment strategies as of March 31, 2021 consisted of the following:

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner		Professionals (a)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment
	(Dollars in Thousands)
Real Estate
BREP V	$52,545	$2,185	$—	$—
BREP VI	750,000	36,809	150,000	12,270
BREP VII	300,000	33,652	100,000	11,217
BREP VIII	300,000	48,342	100,000	16,114
BREP IX	300,000	192,463	100,000	64,154
BREP Europe III	100,000	13,231	35,000	4,410
BREP Europe IV	130,000	24,074	43,333	8,025
BREP Europe V	150,000	32,133	43,333	9,283
BREP Europe VI	130,000	89,112	43,333	29,704
BREP Asia I	50,000	10,141	16,667	3,380
BREP Asia II	70,707	32,797	23,569	10,932
BREDS II	50,000	6,227	16,667	2,076
BREDS III	50,000	17,659	16,667	5,886
BREDS IV	50,000	37,180	—	—
BPP	176,263	23,588	—	—
Other (b)	25,598	12,292	—	—

Total Real Estate	2,685,113	611,885	688,569	177,451

continued...

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner		Professionals (a)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment
	(Dollars in Thousands)
Private Equity
BCP V	$629,356	$30,642	$—	$—
BCP VI	719,718	82,829	250,000	28,771
BCP VII	500,000	43,166	225,000	19,425
BCP VIII	500,000	446,349	225,000	200,857
BEP I	50,000	4,728	—	—
BEP II	80,000	9,437	26,667	3,146
BEP III	80,000	69,798	26,667	23,266
BCEP I	120,000	45,305	18,992	7,170
BCEP II	160,000	160,000	32,640	32,640
BCP Asia I	40,000	21,962	13,333	7,321
BCP Asia II	62,294	62,294	20,765	20,765
Tactical Opportunities	410,746	157,934	136,554	52,645
Strategic Partners	770,838	456,108	118,907	68,954
BIP	168,632	105,655	—	—
BXLS	110,000	85,376	26,667	23,752
BXG	80,000	73,911	26,667	24,637
Other (b)	278,669	34,127	—	—

Total Private Equity	4,760,253	1,889,621	1,147,859	513,349

Hedge Fund Solutions
Strategic Alliance I	50,000	2,033	—	—
Strategic Alliance II	50,000	1,482	—	—
Strategic Alliance III	22,000	1,244	—	—
Strategic Holdings I	154,610	53,117	—	—
Strategic Holdings II	50,000	44,397	—	—
Other (b)	19,179	9,631	—	—

Total Hedge Fund Solutions	345,789	111,904	—	—

continued...

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner		Professionals (a)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment
	(Dollars in Thousands)
Credit & Insurance
Mezzanine / Opportunistic II	$120,000	$29,658	$110,101	$27,212
Mezzanine / Opportunistic III	130,783	41,343	31,125	9,839
Mezzanine / Opportunistic IV	122,000	118,866	33,385	32,527
European Senior Debt I	63,000	16,521	56,955	14,936
European Senior Debt II	93,043	69,587	24,378	18,017
Stressed / Distressed I	50,000	4,869	27,666	2,694
Stressed / Distressed II	125,000	51,695	121,050	50,061
Stressed / Distressed III	151,000	113,042	32,012	23,965
Energy I	80,000	38,026	75,595	35,933
Energy II	150,000	129,783	25,571	22,124
Credit Alpha Fund	52,102	19,752	50,690	19,217
Credit Alpha Fund II	25,500	8,257	6,133	1,986
BXSL	80,000	8,000	—	—
Other (b)	146,049	50,814	21,539	4,455

Total Credit & Insurance	1,388,477	700,213	616,200	262,966

Other
Treasury (c)	1,262,508	791,192	—	—

	$10,442,140	$4,104,815	$2,452,628	$953,766

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

As of March 31, 2021, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of Blackstone, had issued and outstanding the following senior notes (collectively the “Notes”):

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

$5,659,500

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
Share Repurchase Program
On July 16, 2019, our board of directors authorized the repurchase of up to $1.0 billion of common stock and Blackstone Holdings Partnership Units (the “2019 Repurchase Authorization”). On May 6, 2021, Blackstone’s board of directors authorized the repurchase of up to $1.0 billion of common stock and Blackstone Holdings Partnership Units, which authorization replaced the 2019 Repurchase Authorization. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.
During the three months ended March 31, 2021, no shares of common stock were repurchased. As of March 31, 2021, the amount remaining available for repurchases under the program was $307.2 million.

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
The following graph shows fiscal quarterly and annual per common shareholder dividends for 2021 and 2020. Dividends are declared and paid in the quarter subsequent to the quarter in which they are earned.

With respect to the first quarter of fiscal year 2021, we paid to shareholders of our common stock a dividend of $0.82 per share. With respect to fiscal year 2020, we paid shareholders aggregate dividends of $2.26 per share.
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
The following table presents information regarding these financial instruments in our Condensed Consolidated Statements of Financial Condition:

		Securities
	Repurchase	Sold, Not Yet
	Agreements	Purchased
	(Dollars in Millions)
Balance, March 31, 2021	$58.1	$33.2
Balance, December 31, 2020	$76.8	$51.0
Three Months Ended March 31, 2021
Average Daily Balance	$65.6	$49.7
Maximum Daily Balance	$75.5	$51.0

Contractual Obligations, Commitments and Contingencies
The following table sets forth information relating to our contractual obligations as of March 31, 2021 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

	April 1, 2021 to
Contractual Obligations	December 31, 2021	2022-2023	2024-2025	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$83,511	$243,741	$207,498	$373,536	$908,286
Purchase Obligations	51,925	53,254	8,713	—	113,892
Blackstone Issued Notes and Revolving Credit Facility (b)	—	400,000	351,900	4,907,600	5,659,500
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	119,033	324,466	295,966	2,088,041	2,827,506
Blackstone Funds Debt Obligations Payable	100	—	—	—	100
Blackstone Funds Capital Commitments to Investee Funds (d)	102,891	—	—	—	102,891
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (e)	—	104,590	98,137	678,636	881,363
Unrecognized Tax Benefits, Including Interest and Penalties (f)	1,076	—	—	—	1,076
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (g)	4,104,815	—	—	—	4,104,815

Consolidated Contractual Obligations	4,463,351	1,126,051	962,214	8,047,813	14,599,429
Blackstone Funds Debt Obligations Payable	(100)	—	—	—	(100)
Blackstone Funds Capital Commitments to Investee Funds (d)	(102,891)	—	—	—	(102,891)

Blackstone Operating Entities Contractual Obligations	$4,360,360	$1,126,051	$962,214	$8,047,813	$14,496,438

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

(b)	Represents the principal amount due on the senior notes we issued. As of March 31, 2021, we had no outstanding borrowings under our revolver.
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

(f)
The total represents gross unrecognized tax benefits of $0.5 million and interest and penalties of $0.6 million. In addition Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $34.8 million and interest of $3.7 million, therefore, such amounts are not included in the above contractual obligations table.

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
Indemnifications
In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of March 31, 2021.
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

As of March 31, 2021, the total clawback obligations were $81.4 million, of which $46.8 million was related to Blackstone Holdings and $34.6 million was related to current and former Blackstone personnel. The split of clawback between Blackstone Holdings and current and former personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.
If, at March 31, 2021, all of the investments held by our carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $4.3 billion, on an after-tax basis where applicable, of which Blackstone Holdings is potentially liable for $3.9 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote. See Note 16. “Related Party Transactions” and Note 17. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
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

Revenue Recognition
For a description of our accounting policy on revenue recognition, see Note 2. “Summary of Significant Accounting Policies — Revenue Recognition” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements.” For additional description of the nature of our revenue arrangements, including how management fees, Incentive Fees, and Performance Allocations are generated, please refer to “Part I. Item 1. Business — Fee Structure/Incentive Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2020. The following discussion is intended to provide supplemental information about how the application of revenue recognition principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.
Management and Advisory Fees, Net
— Blackstone earns base management fees from the investors in its managed funds and investment vehicles, at a fixed percentage of a calculation base, which is typically assets under management, net asset value, total assets, committed capital or invested capital. The range of management fee rates and the calculation base from which they are earned, generally, are as follows:
On private equity, real estate, and certain of our hedge fund solutions and credit-focused funds:

•	0.25% to 1.75% of committed capital or invested capital during the investment period,

•	0.25% to 1.50% of invested capital, committed capital or investment fair value subsequent to the investment period for private equity and real estate funds, and

•	0.75% to 1.50% of invested capital or net asset value subsequent to the investment period for certain of our hedge fund solutions and credit-focused funds.
On real estate, credit and MLP-focused funds structured like hedge funds:

•	0.24% to 1.50% of net asset value.
On credit and MLP-focused separately managed accounts:

•	0.20% to 1.50% of net asset value or total assets.
On real estate separately managed accounts:

•	0.65% to 2.00% of invested capital, net operating income or net asset value.
On funds of hedge funds, certain hedge funds and separately managed accounts invested in hedge funds:

•	0.25% to 1.50% of net asset value.

On CLO vehicles:

•	0.40% to 0.50% of the aggregate par amount of collateral assets, including principal cash.
On credit-focused registered and non-registered investment companies:

•	0.25% to 1.25% of total assets or net asset value.
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
Fair Value
Blackstone uses fair value throughout the reporting process. For a description of our accounting policies related to valuation, see Note 2. “Summary of Significant Accounting Policies —
COVID-19
and Global Economic Market Conditions,” “Summary of Significant Accounting Policies — Fair Value of Financial Instruments” and “Summary of Significant Accounting Policies — Investments, at Fair Value” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. The following discussion is intended to provide supplemental information about how the application of fair value principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.
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
for the year ended December 31, 2020. For additional information on taxes see Note 13. “Income Taxes” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing and Note 15. “Income Taxes” in “Part II. Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Interbank Offered Rates Transition
Certain jurisdictions are currently reforming or phasing out their benchmark interest rates, most notably the London Interbank Offered Rates (“LIBOR”) across multiple currencies. The timing of the anticipated reforms or phase-outs vary by jurisdiction, with most of the reforms or phase-outs currently scheduled to take effect by the end of calendar year 2021 and certain U.S. dollar LIBOR tenors persisting through June 2023. Blackstone is evaluating the impact of such changes on existing transactions and contractual arrangements and managing transition efforts. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Interest rates on our and our portfolio companies’ outstanding financial instruments might be subject to change based on regulatory developments, which could adversely affect our revenue, expenses and the value of those financial instruments.” in our Annual Report on Form
10-K
for the year ended December 31, 2020.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our predominant exposure to market risk is related to our role as general partner or investment adviser to the Blackstone Funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, performance revenues and investment income. There were no material changes in our market risks as of March 31, 2021 as compared to December 31, 2020. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Part II.    Other Information
Item 1.  Legal Proceedings
We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. See “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our consolidated financial statements. However, given the inherent unpredictability of these types of proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could have a material effect on Blackstone’s financial results in any particular period. See “Part I. Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 17. Commitments and Contingencies — Contingencies — Litigation.”
Item 1A.  Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our subsequently filed periodic reports as such factors may be updated from time to time, all of which are accessible on the Securities and Exchange Commission’s website at www.sec.gov.
See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment” in this report for a discussion of the conditions in the financial markets and economic conditions affecting our businesses. This discussion updates, and should be read together with, the risk factors entitled “The global outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economies and has adversely impacted, and may continue to adversely impact, our performance and results of operations” and “Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” in our Annual Report on Form 10-K for the year ended December 31, 2020.
The risks described in our Annual Report on Form 10-K and in our subsequently filed periodic reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On July 16, 2019, our board of directors authorized the repurchase of up to $1.0 billion of common stock and Blackstone Holdings Partnership Units
(
the “2019 Repurchase Authorization”). On May 6, 2021, Blackstone’s board of directors authorized the repurchase of up to $1.0 billion of common stock and Blackstone Holdings Partnership Units, which authorization replaced the 2019 Repurchase Authorization. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2021, no shares of common stock were repurchased. As of March 31, 2021, the amount remaining available for repurchases under the program was $307.2 million. See “Part I. Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 14. Earnings Per Share and Stockholders’ Equity – Share Repurchase Program” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Share Repurchase Program” for further information regarding this repurchase program.
As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common stock and Blackstone Holdings Partnership Units.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

On May 6, 2021, David Payne, age 38, was appointed Chief Accounting Officer of the Company, effective May 10, 2021. Christopher Striano, who holds such title prior to the effective date of Mr. Payne’s appointment, has been named Chief Operating Officer for the Company’s global finance function, and continues to serve as a senior managing director of the Company.
Mr. Payne is a Managing Director at the Company and is Head of Corporate Development and Head of Financial Planning & Analysis. He oversees management reporting, financial planning and quarterly earnings preparation and has responsibility for strategic mergers and acquisitions, new business initiatives and special projects in support of the Company and its business units. Previously, Mr. Payne had additional responsibility for Blackstone’s corporate accounting functions and was chief financial officer of Blackstone’s previous advisory and restructuring and reorganization groups. Prior to that, Mr. Payne worked in Blackstone’s private equity group, where he was involved in the evaluation and execution of private equity investments across a range of industries. Before joining Blackstone in 2011, Mr. Payne worked in the North American buyout group at TPG Capital and in the mergers and acquisitions department at Morgan Stanley & Co. Mr. Payne received a BBA in Finance and Accounting from the University of Michigan, where he graduated with high distinction, and an MBA from Harvard Business School.
Like other Blackstone personnel, Mr. Payne invests in and alongside Blackstone’s funds as described in Blackstone’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 6.    Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of The Blackstone Group Inc. (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).

3.2	Amended and Restated Bylaws of The Blackstone Group Inc. (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.1*	Fourth Amended and Restated Limited Partnership Agreement of Blackstone Holdings I L.P., dated as of May 7, 2021, by and among Blackstone Holdings I/II GP L.L.C. and the limited partners of Blackstone Holdings I L.P. party thereto.

10.2*	Fourth Amended and Restated Limited Partnership Agreement of Blackstone Holdings II L.P., dated as of May 7, 2021, by and among Blackstone Holdings I/II GP L.L.C. and the limited partners of Blackstone Holdings II L.P. party thereto.

10.3*	Fifth Amended and Restated Limited Partnership Agreement of Blackstone Holdings III L.P., dated as of May 7, 2021, by and among Blackstone Holdings III GP L.P. and the limited partners of Blackstone Holdings III L.P. party thereto.

10.4*	Fifth Amended and Restated Limited Partnership Agreement of Blackstone Holdings IV L.P., dated as of May 7, 2021, by and among Blackstone Holdings IV GP L.P. and the limited partners of Blackstone Holdings IV L.P. party thereto.

10.5*	Fourth Amended and Restated Limited Partnership Agreement of Blackstone Holdings AI L.P., dated as of May 7, 2021, by and among Blackstone Holdings I/II GP L.L.C. and the limited partners of Blackstone Holdings AI L.P. party thereto.

10.6*	Amended and Restated Tax Receivable Agreement, dated as of May 7, 2021, by and among Blackstone Holdings I/II GP L.L.C., Blackstone Holdings I L.P., Blackstone Holdings II L.P. and the limited partners of Blackstone Holdings I L.P. and Blackstone Holdings II L.P. party thereto.

10.7*	Fifth Amended and Restated Exchange Agreement, dated as of May 7, 2021, by and among The Blackstone Group Inc., Blackstone Holdings AI L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and the Blackstone Holdings Limited Partners party thereto.

10.8*	Amended and Restated Registration Rights Agreement, dated as of May 7, 2021.

10.9*+	The Blackstone Group Inc. Amended and Restated 2007 Equity Incentive Plan.

10.10*+	The Blackstone Group Inc. Ninth Amended and Restated Bonus Deferral Plan.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
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
Date:     May 7, 2021

The Blackstone Group Inc.

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and
Authorized Signatory)