Form 10-Q
period 2021-06-30
Blackstone Inc
filed 2021-08-06
CIK 1393818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 001-33551
Blackstone Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8875684 (I.R.S. Employer Identification No.)
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐
No
☒
As of July 30, 2021, there were 685,948,545 shares of common stock of the registrant outstanding.

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

Effective August 6, 2021, The Blackstone Group Inc. changed its name to Blackstone Inc. In this report, references to “Blackstone,” the “Company,” “we,” “us” or “our” refer to Blackstone Inc. and its consolidated subsidiaries.
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
“Total Assets Under Management” refers to the assets we manage. Our Total Assets Under Management equals the sum of:

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
Our calculations of Total Assets Under Management and Fee-Earning Assets Under Management may differ from the calculations of other asset managers, and as a result this measure may not be comparable to similar measures presented by other asset managers. In addition, our calculation of Total Assets Under Management includes commitments to, and the fair value of, invested capital in our funds from Blackstone and our personnel, regardless of whether such commitments or invested capital are subject to fees. Our definitions of Total Assets Under Management and Fee-Earning Assets Under Management are not based on any definition of total assets under management and fee-earning assets under management that is set forth in the agreements governing the investment funds that we manage.

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
This report does not constitute an offer of any Blackstone Fund.

Part I. Financial Information

Item 1.	Financial Statements
The Blackstone Group Inc.
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share Data)

	June 30,	December 31,
	2021	2020
Assets
Cash and Cash Equivalents	$2,467,444	$1,999,484
Cash Held by Blackstone Funds and Other	109,676	64,972
Investments (including assets pledged of $80,027 and $110,835 at June 30, 2021 and December 31, 2020, respectively)	22,163,322	15,617,142
Accounts Receivable	582,542	866,158
Due from Affiliates	3,159,829	3,221,515
Intangible Assets, Net	321,780	347,955
Goodwill	1,890,202	1,901,485
Other Assets	556,714	481,022
Right-of-Use Assets	723,539	526,943
Deferred Tax Assets	1,322,144	1,242,576

Total Assets	$33,297,192	$26,269,252

Liabilities and Equity
Loans Payable	$5,594,648	$5,644,653
Due to Affiliates	1,226,504	1,135,041
Accrued Compensation and Benefits	5,789,662	3,433,260
Securities Sold, Not Yet Purchased	35,783	51,033
Repurchase Agreements	57,247	76,808
Operating Lease Liabilities	841,152	620,844
Accounts Payable, Accrued Expenses and Other Liabilities	1,205,182	717,104

Total Liabilities	14,750,178	11,678,743

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	65,568	65,161

Equity
Stockholders’ Equity of The Blackstone Group Inc.
Common Stock, $0.00001 par value, 90 billion shares authorized, (691,093,463 shares issued and outstanding as of June 30, 2021; 683,875,544 shares issued and outstanding as of December 31, 2020)	7	7
Series I Preferred Stock, $0.00001 par value, 999,999,000 shares authorized, (1 share issued and outstanding as of June 30, 2021 and December 31, 2020)	—	—
Series II Preferred Stock, $0.00001 par value, 1,000 shares authorized, (1 share issued and outstanding as of June 30, 2021 and December 31, 2020)	—	—
Additional Paid-in-Capital	6,282,600	6,332,105
Retained Earnings	2,133,794	335,762
Accumulated Other Comprehensive Loss	(10,245)	(15,831)

Total Stockholders’ Equity of The Blackstone Group Inc.	8,406,156	6,652,043
Non-Controlling Interests in Consolidated Entities	4,860,442	4,042,157
Non-Controlling Interests in Blackstone Holdings	5,214,848	3,831,148

Total Equity	18,481,446	14,525,348

Total Liabilities and Equity	$33,297,192	$26,269,252

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

	June 30,	December 31,
	2021	2020
Assets
Cash Held by Blackstone Funds and Other	$109,676	$64,972
Investments	1,871,269	1,455,008
Accounts Receivable	80,374	120,099
Due from Affiliates	11,144	8,676
Other Assets	549	262

Total Assets	$2,073,012	$1,649,017

Liabilities
Loans Payable	$99	$99
Due to Affiliates	101,879	65,429
Securities Sold, Not Yet Purchased	23,830	41,709
Repurchase Agreements	57,247	76,808
Accounts Payable, Accrued Expenses and Other Liabilities	33,614	37,221

Total Liabilities	$216,669	$221,266

See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Management and Advisory Fees, Net	$1,212,549	$969,728	$2,390,364	$1,904,560

Incentive Fees	33,207	15,300	69,331	27,461

Investment Income (Loss)
Performance Allocations
Realized	808,620	101,910	1,342,987	269,440
Unrealized	2,697,170	1,067,923	5,161,667	(2,385,158)
Principal Investments
Realized	152,060	61,102	507,098	109,797
Unrealized	328,835	331,762	968,150	(627,603)

Total Investment Income (Loss)	3,986,685	1,562,697	7,979,902	(2,633,524)

Interest and Dividend Revenue	31,017	23,924	62,429	59,008
Other	27,896	(55,580)	88,200	82,600

Total Revenues	5,291,354	2,516,069	10,590,226	(559,895)

Expenses
Compensation and Benefits
Compensation	507,104	458,457	1,049,742	935,000
Incentive Fee Compensation	14,431	8,432	27,756	14,954
Performance Allocations Compensation
Realized	347,423	38,569	560,450	110,992
Unrealized	1,150,219	454,813	2,200,188	(942,565)

Total Compensation and Benefits	2,019,177	960,271	3,838,136	118,381
General, Administrative and Other	205,057	169,051	390,179	326,617
Interest Expense	44,322	39,276	89,305	80,920
Fund Expenses	3,774	4,083	6,157	8,688

Total Expenses	2,272,330	1,172,681	4,323,777	534,606

Other Income (Loss)
Change in Tax Receivable Agreement Liability	(392)	76	2,518	(519)
Net Gains (Losses) from Fund Investment Activities	127,116	158,297	247,469	(169,077)

Total Other Income (Loss)	126,724	158,373	249,987	(169,596)

Income (Loss) Before Provision (Benefit) for Taxes	3,145,748	1,501,761	6,516,436	(1,264,097)
Provision (Benefit) for Taxes	288,250	147,415	287,803	(11,288)

Net Income (Loss)	2,857,498	1,354,346	6,228,633	(1,252,809)
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	637	(3,426)	1,266	(18,895)
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	431,516	294,378	818,366	(350,699)
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	1,116,193	495,128	2,351,977	(384,989)

Net Income (Loss) Attributable to The Blackstone Group Inc.	$1,309,152	$568,266	$3,057,024	$(498,226)

Net Income (Loss) Per Share of Common Stock
Basic	$1.82	$0.81	$4.27	$(0.74)

Diluted	$1.82	$0.81	$4.27	$(0.74)

Weighted-Average Shares of Common Stock Outstanding
Basic	721,141,954	698,534,168	715,121,029	677,041,769

Diluted	721,265,180	1,204,411,957	715,622,208	677,041,769

See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Income (Loss)	$2,857,498	$1,354,346	$6,228,633	$(1,252,809)
Other Comprehensive Income (Loss), Currency Translation Adjustment	2,124	8,316	10,055	(11,903)

Comprehensive Income (Loss)	2,859,622	1,362,662	6,238,688	(1,264,712)

Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	637	(3,426)	1,266	(18,895)
Comprehensive Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	431,516	294,378	818,366	(350,699)
Comprehensive Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	1,117,108	498,669	2,356,446	(388,629)

Comprehensive Income (Loss) Attributable to Non-Controlling Interests	1,549,261	789,621	3,176,078	(758,223)

Comprehensive Income (Loss) Attributable to The Blackstone Group Inc.	$1,310,361	$573,041	$3,062,610	$(506,489)

See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of The Blackstone Group Inc. (a)	The Blackstone Group Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
			Additional	Retained	hensive	Total	Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income	Stockholders’	Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Equity	Entities	Holdings	Equity	Entities
Balance at March 31, 2021	690,569,563	$7	$6,446,829	$1,408,768	$(11,454)	$7,844,150	$4,390,594	$4,524,898	$16,759,642	$65,546
Net Income	—	—	—	1,309,152	—	1,309,152	431,516	1,116,193	2,856,861	637
Currency Translation Adjustment	—	—	—	—	1,209	1,209	—	915	2,124	—
Capital Contributions	—	—	—	—	—	—	204,933	2,551	207,484	—
Capital Distributions	—	—	—	(584,126)	—	(584,126)	(166,518)	(441,687)	(1,192,331)	(615)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	(83)	—	(83)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	9,535	—	—	9,535	—	—	9,535	—
Equity-Based Compensation	—	—	77,083	—	—	77,083	—	55,046	132,129	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	273,659	—	(4,860)	—	—	(4,860)	—	—	(4,860)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(3,174,598)	—	(289,055)	—	—	(289,055)	—	—	(289,055)	—
Change in The Blackstone Group Inc.’s Ownership Interest	—	—	11,322	—	—	11,322	—	(11,322)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	3,424,839	—	31,746	—	—	31,746	—	(31,746)	—	—

Balance at June 30, 2021	691,093,463	$7	$6,282,600	$2,133,794	$(10,245)	$8,406,156	$4,860,442	$5,214,848	$18,481,446	$65,568

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

continued...
See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of The Blackstone Group Inc. (a)	The Blackstone Group Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
			Additional	Retained	hensive	Total	Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income	Stockholders’	Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Equity	Entities	Holdings	Equity	Entities
Balance at March 31, 2020	676,630,489	$7	$6,298,093	$(871,948)	$(41,533)	$5,384,619	$3,591,160	$2,530,263	$11,506,042	$72,066
Net Income (Loss)	—	—	—	568,266	—	568,266	294,378	495,128	1,357,772	(3,426)
Currency Translation Adjustment	—	—	—	—	4,775	4,775	—	3,541	8,316	—
Capital Contributions	—	—	—	—	—	—	170,282	—	170,282	—
Capital Distributions	—	—	—	(270,613)	—	(270,613)	(155,525)	(203,354)	(629,492)	(76)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	134	—	134	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	2,806	—	—	2,806	—	—	2,806	—
Equity-Based Compensation	—	—	73,455	—	—	73,455	—	55,442	128,897	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	56,662	—	(2,398)	—	—	(2,398)	—	—	(2,398)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(2,000,000)	—	(114,893)	—	—	(114,893)	—	—	(114,893)	—
Change in The Blackstone Group Inc.’s Ownership Interest	—	—	4,006	—	—	4,006	—	(4,006)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	2,187,432	—	10,971	—	—	10,971	—	(10,971)	—	—

Balance at June 30, 2020	676,874,583	$7	$6,272,040	$(574,295)	$(36,758)	$5,660,994	$3,900,429	$2,866,043	$12,427,466	$68,564

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

continued...
See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of The Blackstone Group Inc. (a)	The Blackstone Group Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
			Additional	Retained	hensive	Total	Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income	Stockholders’	Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Equity	Entities	Holdings	Equity	Entities
Balance at December 31, 2020	683,875,544	$7	$6,332,105	$335,762	$(15,831)	$6,652,043	$4,042,157	$3,831,148	$14,525,348	$65,161
Net Income	—	—	—	3,057,024	—	3,057,024	818,366	2,351,977	6,227,367	1,266
Currency Translation Adjustment	—	—	—	—	5,586	5,586	—	4,469	10,055	—
Capital Contributions	—	—	—	—	—	—	412,230	5,259	417,489	—
Capital Distributions	—	—	—	(1,258,992)	—	(1,258,992)	(408,718)	(1,024,657)	(2,692,367)	(859)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	(3,593)	—	(3,593)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	19,714	—	—	19,714	—	—	19,714	—
Equity-Based Compensation	—	—	168,606	—	—	168,606	—	120,941	289,547	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	1,986,972	—	(23,059)	—	—	(23,059)	—	—	(23,059)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(3,174,598)	—	(289,055)	—	—	(289,055)	—	—	(289,055)	—
Change in The Blackstone Group Inc.’s Ownership Interest	—	—	3,877	—	—	3,877	—	(3,877)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	8,405,545	—	70,412	—	—	70,412	—	(70,412)	—	—

Balance at June 30, 2021	691,093,463	$7	$6,282,600	$2,133,794	$(10,245)	$8,406,156	$4,860,442	$5,214,848	$18,481,446	$65,568

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.
continued...
See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of The Blackstone Group Inc. (a)	The Blackstone Group Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
			Additional	Retained	hensive	Total	Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income	Stockholders’	Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Equity	Entities	Holdings	Equity	Entities
Balance at December 31, 2019	671,157,692	$7	$6,428,647	$609,625	$(28,495)	$7,009,784	$4,186,069	$3,819,548	$15,015,401	$87,651
Net Income (Loss)	—	—	—	(498,226)	—	(498,226)	(350,699)	(384,989)	(1,233,914)	(18,895)
Currency Translation Adjustment	—	—	—	—	(8,263)	(8,263)	—	(3,640)	(11,903)	—
Capital Contributions	—	—	—	—	—	—	372,961	—	372,961	—
Capital Distributions	—	—	—	(685,694)	—	(685,694)	(305,797)	(569,055)	(1,560,546)	(192)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	(2,105)	—	(2,105)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	15,200	—	—	15,200	—	—	15,200	—
Equity-Based Compensation	—	—	124,279	—	—	124,279	—	94,100	218,379	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	1,740,156	—	(17,639)	—	—	(17,639)	—	(7)	(17,646)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(6,969,237)	—	(368,361)	—	—	(368,361)	—	—	(368,361)	—
Change in The Blackstone Group Inc.’s Ownership Interest	—	—	13,785	—	—	13,785	—	(13,785)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	10,945,972	—	76,129	—	—	76,129	—	(76,129)	—	—

Balance at June 30, 2020	676,874,583	$7	$6,272,040	$(574,295)	$(36,758)	$5,660,994	$3,900,429	$2,866,043	$12,427,466	$68,564

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.
See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net Income (Loss)	$6,228,633	$(1,252,809)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Blackstone Funds Related
Net Realized Gains on Investments	(1,949,167)	(261,870)
Changes in Unrealized (Gains) Losses on Investments	(1,140,654)	744,335
Non-Cash Performance Allocations	(5,161,667)	2,385,158
Non-Cash Performance Allocations and Incentive Fee Compensation	2,780,561	(821,798)
Equity-Based Compensation Expense	305,422	238,721
Amortization of Intangibles	37,476	35,500
Other Non-Cash Amounts Included in Net Income (Loss)	(153,350)	(175,677)
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	346,505	562,123
Due from Affiliates	109,163	203,698
Other Assets	(55,225)	(120,679)
Accrued Compensation and Benefits	(440,034)	(443,534)
Securities Sold, Not Yet Purchased	(14,925)	(26,840)
Accounts Payable, Accrued Expenses and Other Liabilities	13,373	(182,034)
Repurchase Agreements	(19,562)	(73,498)
Due to Affiliates	19,836	85,380
Investments Purchased	(2,718,024)	(3,786,662)
Cash Proceeds from Sale of Investments	5,007,907	4,381,268

Net Cash Provided by Operating Activities	3,196,268	1,490,782

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(34,811)	(25,453)

Net Cash Used in Investing Activities	(34,811)	(25,453)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(409,577)	(305,914)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	407,738	355,599
Payments Under Tax Receivable Agreement	(51,366)	(73,881)
Net Settlement of Vested Common Stock and Repurchase of Common Stock and Blackstone Holdings Partnership Units	(312,114)	(386,007)

continued...
See notes to condensed consolidated financial statements.

The Blackstone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2021	2020
Financing Activities (Continued)
Repayment and Repurchase of Loans Payable	$—	$(1,896)
Dividends/Distributions to Shareholders and Unitholders	(2,278,390)	(1,254,749)

Net Cash Used in Financing Activities	(2,643,709)	(1,666,848)

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other	(5,084)	(2,419)

Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other
Net Increase (Decrease)	512,664	(203,938)
Beginning of Period	2,064,456	2,523,651

End of Period	$2,577,120	$2,319,713

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$102,524	$93,645

Payments for Income Taxes	$289,244	$42,330

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$6,076	$16,033

Non-Cash Distributions to Non-Controlling Interest Holders	$—	$(75)

Transfer of Interests to Non-Controlling Interest Holders	$(3,593)	$(2,105)

Change in The Blackstone Group Inc.’s Ownership Interest	$3,877	$13,785

Net Settlement of Vested Common Stock	$124,386	$71,978

Conversion of Blackstone Holdings Units to Common Stock	$70,412	$76,129

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(167,433)	$(148,838)

Due to Affiliates	$147,719	$133,638

Equity	$19,714	$15,200

The following table provides a reconciliation of Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other reported within the Condensed Consolidated Statements of Financial Condition:

	June 30,	December 31,
	2021	2020
Cash and Cash Equivalents	$2,467,444	$1,999,484
Cash Held by Blackstone Funds and Other	109,676	64,972

	$2,577,120	$2,064,456

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
Effective August 6, 2021, The Blackstone Group Inc. changed its name to Blackstone Inc. Blackstone Inc. was initially formed as The Blackstone Group L.P., a Delaware limited partnership, on March 12, 2007. Prior to its conversion (effective July 1, 2019) to a Delaware corporation (the “Conversion”), Blackstone Inc. was managed and operated by Blackstone Group Management L.L.C., which is wholly owned by Blackstone’s senior managing directors and controlled by one of Blackstone’s founders, Stephen A. Schwarzman (the “Founder”). Effective February 26, 2021, the Certificate of Incorporation of Blackstone Inc. was amended and restated to rename Blackstone’s Class A Common stock as “common stock” and reclassify Blackstone’s Class B common stock and Class C common stock into a new Series I preferred stock and a new Series II preferred stock, respectively. All references to common stock, series I preferred stock and series II preferred stock prior to such date refer to Class A, Class B and Class C common stock, respectively. See Note 13. “Income Taxes” and Note 14. “Earnings Per Share and Stockholders’ Equity — Stockholders’ Equity.”
The activities of Blackstone are conducted through its holding partnerships: Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. (collectively, “Blackstone Holdings,” “Blackstone Holdings Partnerships” or the “Holding Partnerships”). Blackstone, through its wholly owned subsidiaries, is the sole general partner of each of the Holding Partnerships. Generally, holders of the limited partner interests in the Holding Partnerships may, four times each year, exchange their limited partnership interests (“Partnership Units”) for Blackstone common stock, on a one-to-one basis, exchanging one Partnership Unit from each of the Holding Partnerships for one share of Blackstone common stock.
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
COVID-19
and Global Economic Market Conditions
The ongoing novel coronavirus
(“COVID-19”)
pandemic has caused disruption in the U.S. and global economies. More recently, broad-based economic recovery and activity in the U.S. have accelerated following meaningful progress on vaccine distribution, the easing of shutdowns and other restrictions and support from previously implemented fiscal and monetary stimulus. Nevertheless, both in the U.S. and abroad, there is continued uncertainty regarding the trajectory of a continuing recovery, particularly given the strength of the Delta variant. Accordingly, this recovery remains uneven with dispersion across sectors and regions. The estimates and assumptions underlying these consolidated financial statements are based on the information available as of June 30, 2021 for the current period and as of June 30, 2020 or December 31, 2020, as applicable. The estimates and assumptions include judgments about financial market and economic conditions which have changed, and may continue to change, over time.
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
Blackstone formally documents at inception its hedge relationships, including identification of the hedging instruments and the hedged items, it
s
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
Dividends
Dividends are reflected in the condensed consolidated financial statements when declared.
3.    Intangible Assets
Intangible Assets, Net consists of the following:

	June 30,	December 31,
	2021	2020

Finite-Lived Intangible Assets/Contractual Rights	$1,745,376	$1,734,076
Accumulated Amortization	(1,423,596)	(1,386,121)

Intangible Assets, Net	$321,780	$347,955

Amortization expense associated with Blackstone’s intangible assets was $18.7 million and $37.5 million for the three and six month periods ended June 30, 2021, respectively, and $17.7 million and $35.5 million for the three and six month periods ended June 30, 2020, respectively.
Amortization of Intangible Assets held at June 30, 2021 is expected to be $74.9 million, $67.1 million, $38.1 million, $30.5 million, and $30.5 million for each of the years ending December 31, 2021, 2022, 2023, 2024 and 2025, respectively. Blackstone’s Intangible Assets as of June 30, 2021 are expected to amortize over a weighted-average period of 7.3 years.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

4.    Investments
Investments consist of the following:

	June 30,	December 31,
	2021	2020
Investments of Consolidated Blackstone Funds	$1,871,269	$1,455,008
Equity Method Investments
Partnership Investments	4,916,674	4,353,234
Accrued Performance Allocations	12,101,142	6,891,262
Corporate Treasury Investments	2,440,325	2,579,716
Other Investments	833,912	337,922

	$22,163,322	$15,617,142

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $417.9 million and $198.3 million at June 30, 2021 and December 31, 2020, respectively.
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
Investments of Consolidated Blackstone Funds
The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Realized Gains (Losses)	$33,001	$(61,698)	$61,995	$(134,972)
Net Change in Unrealized Gains (Losses)	88,489	216,552	172,956	(116,790)

Realized and Net Change in Unrealized Gains (Losses) from Consolidated Blackstone Funds	121,490	154,854	234,951	(251,762)
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	5,626	3,443	12,518	82,685

Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities	$127,116	$158,297	$247,469	$(169,077)

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
Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the six months ended June 30, 2021 and 2020, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.
Partnership Investments
Blackstone recognized net gains related to its Partnership Investments accounted for under the equity method of $423.3 million and $247.8 million for the three months ended June 30, 2021 and 2020, respectively. Blackstone recognized net gains (losses) related to its equity method investments of $1.1 billion and $(318.7) million for the six months ended June 30, 2021 and 2020, respectively.
Accrued Performance Allocations
Accrued Performance Allocations to Blackstone were as follows:

	Real	Private	Hedge Fund	Credit &
	Estate	Equity	Solutions	Insurance	Total
Accrued Performance Allocations, December 31, 2020	$3,033,462	$3,487,206	$42,293	$328,301	$6,891,262
Performance Allocations as a Result of Changes in Fund Fair Values	2,210,007	3,717,840	405,611	176,351	6,509,809
Foreign Exchange Loss	(17,258)	—	—	—	(17,258)
Fund Distributions	(703,349)	(488,879)	(14,243)	(76,200)	(1,282,671)

Accrued Performance Allocations, June 30, 2021	$4,522,862	$6,716,167	$433,661	$428,452	$12,101,142

Corporate Treasury Investments
The portion of corporate treasury investments included in Investments represents Blackstone’s investments into primarily fixed income securities, mutual fund interests, and other fund interests. These strategies are managed by a combination of Blackstone personnel and third party advisors.
The following table presents the Realized and Net Change in Unrealized Gains (Losses) on these investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Realized Gains (Losses)	$(1,049)	$(4,273)	$5,885	$(1,756)
Net Change in Unrealized Gains (Losses)	29,523	114,990	39,452	(143,397)

	$28,474	$110,717	$45,337	$(145,153)

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Other Investments
Other Investments consist primarily of proprietary investment securities held by Blackstone, including subordinated notes in non-consolidated CLO vehicles and the retained interest in Pátria following Pátria’s IPO. Other Investments include equity investments without readily determinable fair values which have a carrying value of $113.1 million as of June 30, 2021. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in Other Investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Realized Gains	$29,309	$6,348	$29,422	$13,333
Net Change in Unrealized Gains (Losses)	1,065	26,573	285,567	(73,364)

	$30,374	$32,921	$314,989	$(60,031)

5.    Net Asset Value as Fair Value
A summary of fair value by strategy type and ability to redeem such investments as of June 30, 2021 is presented below:

		Redemption
		Frequency	Redemption
Strategy (a)	Fair Value	(if currently eligible)	Notice Period
Diversified Instruments	$994	(b)	(b)
Credit Driven	299,130	(c)	(c)
Equity	50,440	(d)	(d)
Commodities	990	(e)	(e)

	$351,554

(a)	As of June 30, 2021, Blackstone had no unfunded commitments.
(b)
Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 100% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date.

(c)
The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 5% of the fair value of the investments in this category are in liquidation. The remaining 95% of investments in this category may not be redeemed at, or within three months of, the reporting date.

(d)
The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 1%
of the fair value of the investments in this category are in liquidation. The remaining 99% of investments in this category are redeemable as of the reporting date. As of the reporting date, the investee fund manager had elected to side-pocket
1% of Blackstone’s investments in the category.

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

	June 30, 2021				December 31, 2020
	Assets		Liabilities		Assets		Liabilities
		Fair		Fair		Fair		Fair
	Notional	Value	Notional	Value	Notional	Value	Notional	Value
Freestanding Derivatives
Blackstone
Interest Rate Contracts	$882,179	$103,813	$916,011	$139,841	$684,320	$113,072	$862,887	$190,342
Foreign Currency Contracts	104,040	1,536	362,161	6,143	316,787	7,392	334,015	3,941
Credit Default Swaps	2,007	161	10,183	1,050	2,706	331	9,158	1,350
Other	—	—	—	—	5,000	5,227	—	—

	988,226	105,510	1,288,355	147,034	1,008,813	126,022	1,206,060	195,633

Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	76,410	2,066	5,299	35	—	—	66,431	2,651
Interest Rate Contracts	—	—	14,000	1,094	—	—	14,000	1,485
Credit Default Swaps	3,507	291	23,484	1,130	8,282	542	41,290	1,558
Total Return Swaps	—	—	—	—	—	—	19,275	2,125

	79,917	2,357	42,783	2,259	8,282	542	140,996	7,819

	$1,068,143	$107,867	$1,331,138	$149,293	$1,017,095	$126,564	$1,347,056	$203,452

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Freestanding Derivatives
Realized Gains (Losses)

Interest Rate Contracts	$(348)	$(2,613)	$1,298	$(7,914)
Foreign Currency Contracts	2,887	8,567	4,423	(5,140)
Credit Default Swaps	(8)	(13)	(990)	(112)
Total Return Swaps	(65)	(782)	(1,415)	(1,531)
Other	—	—	(40)	(38)

	2,466	5,159	3,276	(14,735)

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	39,484	(27,963)	45,185	80,335
Foreign Currency Contracts	(3,249)	(8,258)	(3,376)	3,587
Credit Default Swaps	—	18	842	(1,371)
Total Return Swaps	—	877	2,130	(4,099)
Other	—	—	(20)	36

	36,235	(35,326)	44,761	78,488

	$38,701	$(30,167)	$48,037	$63,753

As of June 30, 2021 and December 31, 2020,
Blackstone
had
not
designated
any
derivatives
as
cash
flow
hedges
.
7.    Fair Value Option
The following table summarizes the financial instruments for which the fair value option has been elected:

	June 30,	December 31,
	2021	2020
Assets
Loans and Receivables	$223,796	$581,079
Equity and Preferred Securities	695,434	532,790
Debt Securities	329,555	448,352

	$1,248,785	$1,562,221

Liabilities
Corporate Treasury Commitments	$447	$244

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following tables present the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Three Months Ended June 30,
	2021		2020
		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized
	Gains (Losses)	Gains	Gains (Losses)	Gains (Losses)
Assets
Loans and Receivables	$(3,065)	$7,012	$(2,249)	$13,101
Equity and Preferred Securities	18,444	9,530	—	59,612
Debt Securities	1,303	1,923	(9,487)	60,988
Assets of Consolidated CLO Vehicles (a)
Corporate Loans	—	—	(52,293)	538,367

	$16,682	$18,465	$(64,029)	$672,068

Liabilities
Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes	$—	$—	$—	$(495,059)
Subordinated Notes	—	—	—	73,504
Corporate Treasury Commitments	—	7	—	(2,030)

	$—	$7	$—	$(423,585)

	Six Months Ended June 30,
	2021		2020
		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized
	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Assets
Loans and Receivables	$(7,896)	$5,083	$(5,770)	$(268)
Equity and Preferred Securities	18,444	40,401	(342)	(103,747)
Debt Securities	9,970	(4,235)	(21,103)	(9,129)
Assets of Consolidated CLO Vehicles (a)
Corporate Loans	—	—	(96,194)	(226,542)
Other	—	—	—	(325)

	$20,518	$41,249	$(123,409)	$(340,011)

Liabilities
Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes	$—	$—	$—	$199,445
Subordinated Notes	—	—	—	30,046
Corporate Treasury Commitments	—	(193)	—	(2,030)

	$—	$(193)	$—	$227,461

(a)	During the year ended December 31, 2020, Blackstone deconsolidated nine CLO vehicles. See Note 9. “Variable Interest Entities” for additional details.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table presents information for those financial instruments for which the fair value option was elected:

	June 30, 2021			December 31, 2020
		For Financial Assets			For Financial Assets
		Past Due			Past Due
	(Deficiency)		Excess	(Deficiency)		Excess
	of Fair Value	Fair	of Fair Value	of Fair Value	Fair	of Fair Value
	Over Principal	Value	Over Principal	Over Principal	Value	Over Principal
Loans and Receivables	$(2,569)	$—	$—	$(7,807)	$—	$—
Debt Securities	(26,978)	—	—	(29,359)	—	—

	$(29,547)	$—	$—	$(37,166)	$—	$—

As of June 30, 2021 and December 31, 2020, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status.

3
4

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

8.   Fair Value Measurements of Financial Instruments
The following tables summarize the valuation of Blackstone’s financial assets and liabilities by the fair value hierarchy:

	June 30, 2021
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$398,672	$—	$—	$—	$398,672

Investments
Investments of Consolidated Blackstone Funds
Investment Funds	—	—	—	299,596	299,596
Equity Securities, Partnerships and LLC Interests	35,247	163,841	923,618	—	1,122,706
Debt Instruments	670	386,574	59,366	—	446,610
Freestanding Derivatives	—	2,357	—	—	2,357

Total Investments of Consolidated Blackstone Funds	35,917	552,772	982,984	299,596	1,871,269
Corporate Treasury Investments	510,186	1,894,540	35,396	203	2,440,325
Other Investments	503,932	116,250	48,862	51,755	720,799

Total Investments	1,050,035	2,563,562	1,067,242	351,554	5,032,393

Accounts Receivable - Loans and Receivables	—	—	223,796	—	223,796

Other Assets - Freestanding Derivatives	505	105,005	—	—	105,510

	$1,449,212	$2,668,567	$1,291,038	$351,554	$5,760,371

Liabilities
Securities Sold, Not Yet Purchased	$11,953	$23,830	$—	$—	$35,783

Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds - Freestanding Derivatives	—	2,259	—	—	2,259
Freestanding Derivatives	1,086	145,948	—	—	147,034
Corporate Treasury Commitments (a)	—	—	447	—	447

Total Accounts Payable, Accrued Expenses and Other Liabilities	1,086	148,207	447	—	149,740

	$13,039	$172,037	$447	$—	$185,523

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
6

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of June 30, 2021:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)	Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$923,618	Discounted Cash Flows	Discount Rate	2.8% - 43.8%	10.4%	Lower
			Exit Multiple - EBITDA	3.7x - 27.0x	12.8 x	Higher
			Exit Capitalization Rate	1.7% - 14.9%	5.2%	Lower
		Transaction Price	n/a
Debt Instruments	59,366	Discounted Cash Flows	Discount Rate	6.6% -19.3%	9.7%	Lower
		Third Party Pricing	n/a
Total Investments of Consolidated Blackstone Funds	982,984
Corporate Treasury Investments	35,396	Discounted Cash Flows	Discount Rate	5.6% - 8.1%	6.5%	Lower
		Third Party Pricing	n/a
		Transaction Price	n/a
Loans and Receivables	223,796	Discounted Cash Flows	Discount Rate	6.6% - 8.3%	7.4%	Lower
Other Investments	48,862	Third Party Pricing	n/a
		Transaction Price	n/a
	$1,291,038

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2020:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)	Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$792,958	Discounted Cash Flows	Discount Rate	3.8% - 42.1%	10.8%	Lower
			Exit Multiple - EBITDA	1.7 x - 24.0 x	13.2 x	Higher
			Exit Capitalization Rate	2.7% - 14.9%	5.4%	Lower
		Transaction Price	n/a
		Other	n/a
Debt Instruments	65,352	Discounted Cash Flows	Discount Rate	6.3% - 19.3%	8.6%	Lower
		Third Party Pricing	n/a
Total Investments of Consolidated Blackstone Funds	858,310
Corporate Treasury Investments	7,899	Discounted Cash Flows	Discount Rate	3.3% - 7.4%	6.4%	Lower
		Third Party Pricing	n/a
Loans and Receivables	581,079	Discounted Cash Flows	Discount Rate	6.7% - 10.3%	7.8%	Lower
Other Investments	61,053	Third Party Pricing	n/a
		Transaction Price	n/a
		Other	n/a

	$1,508,341

n/a	Not applicable.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA and forward EBITDA multiples.
Third Party Pricing	Third Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.
Transaction Price	Includes recent acquisitions or transactions.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.
Since December 31, 2020, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.
The following tables summarize the changes in financial assets and liabilities measured at fair value for which Blackstone has used Level III inputs to determine fair value and does not include gains or losses that were reported in Level III in prior years or for instruments that were transferred out of Level III prior to the end of the respective reporting period. These tables also exclude financial assets and liabilities measured at fair value on a non-recurring basis. Total r
e
alized and unrealized gains and losses recorded for Level III investments are reported in either Investment Income (Loss) or Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations.

3
8

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Level III Financial Assets at Fair Value
	Three Months Ended June 30,
	2021				2020
	Investments				Investments
	of	Loans	Other		of	Loans	Other
	Consolidated	and	Investments		Consolidated	and	Investments
	Funds	Receivables	(a)	Total	Funds	Receivables	(a)	Total
Balance, Beginning of Period	$885,228	$604,611	$41,160	$1,530,999	$1,014,098	$218,115	$47,909	$1,280,122
Transfer Into Level III (b)	1,266	—	—	1,266	316,551	—	8,402	324,953
Transfer Out of Level III (b)	(12,187)	—	—	(12,187)	(200,964)	—	(16,850)	(217,814)
Purchases	99,223	33,434	33,458	166,115	125,218	7,160	4,559	136,937
Sales	(79,993)	(408,488)	(1,014)	(489,495)	(51,971)	(75,689)	(7,626)	(135,286)
Issuances	—	12,594	—	12,594	—	—	—	—
Settlements	—	(28,155)	—	(28,155)	—	(1,637)	—	(1,637)
Changes in Gains (Losses) Included in Earnings	89,447	9,800	(129)	99,118	12,442	14,419	(2,697)	24,164

Balance, End of Period	$982,984	$223,796	$73,475	$1,280,255	$1,215,374	$162,368	$33,697	$1,411,439

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$68,862	$746	$(128)	$69,480	$(27,616)	$9,521	$(7,782)	$(25,877)

	Level III Financial Assets at Fair Value
	Six Months Ended June 30,
	2021				2020
	Investments				Investments
	of	Loans	Other		of	Loans	Other
	Consolidated	and	Investments		Consolidated	and	Investments
	Funds	Receivables	(a)	Total	Funds	Receivables	(a)	Total
Balance, Beginning of Period	$858,310	$581,079	$46,158	$1,485,547	$1,050,272	$500,751	$29,289	$1,580,312
Transfer Into Level III (b)	1,804	—	—	1,804	282,400	—	25,001	307,401
Transfer Out of Level III (b)	(88,841)	—	—	(88,841)	(147,510)	—	(18,875)	(166,385)
Purchases	186,080	356,763	33,459	576,302	226,824	170,899	5,771	403,494
Sales	(127,985)	(701,212)	(6,163)	(835,360)	(111,580)	(506,881)	(12,665)	(631,126)
Issuances	—	19,340	—	19,340	—	—	—	—
Settlements	—	(45,555)	—	(45,555)	—	(3,650)	—	(3,650)
Changes in Gains (Losses) Included in Earnings	153,616	13,381	21	167,018	(85,032)	1,249	5,176	(78,607)

Balance, End of Period	$982,984	$223,796	$73,475	$1,280,255	$1,215,374	$162,368	$33,697	$1,411,439

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$125,918	$(3,110)	$(71)	$122,737	$(97,403)	$4,940	$(123)	$(92,586)

(a)	Represents corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
9.    Variable Interest Entities
Pursuant to GAAP consolidation guidance, Blackstone consolidates certain VIEs for which it is
t
he pr
i
mary beneficiary either directly or indirectly, through a consolidated entity or affiliate. VIEs include certain private equity, real estate, credit-focused or funds of hedge funds entities and CLO vehicles. The purpose of such VIEs is to provide strategy specific investment opportunities for investors in exchange for management and performance-based fees. The investment strategies of the Blackstone Funds differ
b
y product; however, the fundamental risks of the Blackstone Funds are similar, including loss of invested capital and loss of management fees and performance-

3
9

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

based fees. In Blackstone’s role as general partner, collateral manager or investment adviser, it generally considers itself the sponsor of the applicable Blackstone Fund. Blackstone does not provide performance guarantees and has no other financial obligation to provide funding to consolidated VIEs other than its own capital commitments.
The assets of consolidated variable interest entities may only be used to settle obligations of these entities. In addition, there is no recourse to Blackstone for the consolidated VIEs’ liabilities.
During the year ended December 31, 2020, Blackstone determined that it was no longer the pr
i
mary beneficiary and deconsolidated nine CLO vehicles as a result of an ownership reorganization and the ongoing decline in Blackstone’s economic exposure to these vehicles. Following the ownership reorganization, there are no remaining consolidated CLO vehicles. As of the date of deconsolidation, Blackstone’s Total Assets, Total Liabilities and Non-Controlling Interests in Consolidated Entities were reduced by $6.8 billion, $6.6 billion and $216.3 million, respectively. Blackstone will continue to receive management fees and Performance Allocations from these vehicles following the dilution of its ownership interests.
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

	June 30,	December 31,
	2021	2020
Investments	$1,988,177	$1,307,292
Due from Affiliates	416,699	262,815
Potential Clawback Obligation	43,529	38,679

Maximum Exposure to Loss	$2,448,405	$1,608,786

Amounts Due to Non-Consolidated VIEs	$209	$241

10. Repurchase Agreements
At June 30, 2021 and December 31, 2020, Blackstone pledged securities with a carrying value of $80.0 million and $110.8 million, respectively, and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.
The following tables provide information regarding Blackstone’s Repurchase Agreements obligation by type of collateral pledged:

	June 30, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to	30 - 90	than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$—	$25,121	$32,126	$57,247

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$57,247

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

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

11. Offsetting of Assets and Liabilities
The following tables present the offsetting of assets and liabilities as of June 30, 2021 and December 31, 2020:

June 30, 2021
Gross and Net
	Amounts of	Gross Amounts Not Offset
	Assets Presented	in the Statement of
	in the Statement	Financial Condition
	of Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Received	Net Amount
Assets
Freestanding Derivatives	$106,296	$104,616	$46	$1,634

	June 30, 2021
	Gross and Net
	Amounts of
	Liabilities	Gross Amounts Not Offset
	Presented in the	in the Statement of
	Statement of	Financial Condition
	Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Pledged	Net Amount
Liabilities
Freestanding Derivatives	$149,293	$129,569	$13,857	$5,867
Repurchase Agreements	57,247	57,247	—	—

	$206,540	$186,816	$13,857	$5,867

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

Repurchase Agreements are presented separately on the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	June 30,	December 31,
	2021	2020
Furniture, Equipment and Leasehold Improvements, Net	$242,072	$231,807
Prepaid Expenses	193,899	105,248
Freestanding Derivatives	105,510	126,022
Other	15,233	17,945

	$556,714	$481,022

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition and are not a significant component thereof.
Notional Pooling Arrangement
Blackstone has a notional cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net

4
2

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

interest expense or income. As of June 30, 2021, the aggregate cash balance on deposit relating to the cash pooling arrangement was $724.3 million, which was offset with an accompanying overdraft of $724.3 million.
12. Borrowings
On August 5, 2021, Blackstone, through its indirect subsidiary Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), issued $650 million aggregate principal amount of senior notes due August 5, 2028 (the “2028 Notes”), $800 million aggregate principal amount of senior notes due January 30, 2032 (the “2032 Notes”) and $550 million aggregate principal amount of senior notes due August 5, 2051 (the “2051 Notes”). The 2028 Notes have an interest rate of 1.625% per annum, the 2032 Notes have an interest rate of 2.000% per annum and the 2051 Notes have an interest rate of 2.850% per annum, in each case accruing from August 5, 2021. Interest on the 2028 Notes and the 2051 Notes is payable semi-annually in arrears on February 5 and August 5 of each year commencing on February 5, 2022. Interest on the 2032 Notes is payable semi-annually in arrears on January 30 and July 30 of each year commencing on January 30, 2022.
All of Blackstone’s outstanding senior notes, including the 2028 Notes, 2032 Notes and 2051 Notes are unsecured and unsubordinated obligations of the Issuer that are fully and unconditionally guaranteed by The Blackstone Group Inc. and its indirect subsidiaries, Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. (the “Guarantors”). The guarantees are unsecured and unsubordinated obligations of the Guarantors. Transaction costs related to the issuance of the 2028 Notes, 2032 Notes and 2051 Notes have been capitalized and will be amortized over the life of the 2028 Notes, 2032 Notes and 2051 Notes.
The following table presents the general characteristics of each of Blackstone’s outstanding notes as of June 30, 2021 and December 31, 2020, as well as their carrying value and fair value. The notes are included in Loans Payable within the Condensed Consolidated Statements of Financial Condition. All of the notes were issued at a discount. All of the notes accrue interest from the issue date thereof and all pay interest in arrears on a semi-annual basis or annual basis.

	June 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
Senior Notes	Value	Value (a)	Value	Value (a)
4.750%, Due 2/15/2023	$397,975	$426,880	$397,385	$434,400
2.000%, Due 5/19/2025	384,722	383,630	362,947	398,620
1.000%, Due 10/5/2026	712,608	738,872	724,646	770,707
3.150%, Due 10/2/2027	297,561	324,720	297,387	332,370
1.500%, Due 4/10/2029	666,320	763,418	728,054	805,744
2.500%, Due 1/10/2030	491,201	517,500	490,745	538,200
1.600%, Due 3/30/2031	495,319	474,750	495,100	497,950
6.250%, Due 8/15/2042	238,789	364,025	238,668	372,250
5.000%, Due 6/15/2044	489,322	665,200	489,201	684,800
4.450%, Due 7/15/2045	344,346	432,495	344,282	449,645
4.000%, Due 10/2/2047	290,630	353,070	290,533	364,590
3.500%, Due 9/10/2049	392,007	440,760	391,925	460,120
2.800%, Due 9/30/2050	393,749	395,400	393,681	406,280

	$5,594,549	$6,280,720	$5,644,554	$6,515,676

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Scheduled principal payments for borrowings as of June 30, 2021 were as follows:

	Operating	Blackstone Fund	Total
	Borrowings	Facilities	Borrowings
2021	$—	$99	$99
2022	—	—	—
2023	400,000	—	400,000
2024	—	—	—
2025	355,740	—	355,740
Thereafter	4,922,960	—	4,922,960

	$5,678,700	$99	$5,678,799

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
Blackstone was a cash
taxpayer for the three and six months ended June 30, 2021. Blackstone’s effective tax rate was
9.2
% and
9.8
% for the three months ended June 30, 2021 and 2020, respectively, and
4.4
% and
0.9
% for the six months ended June 30, 2021 and 2020, respectively. Blackstone’s income tax provision (benefit) was $
288.3
 million and $
147.4
 million for the three months ended June 30, 2021 and 2020, respectively, and $
287.8
 million and $
(11.3
) million for the six months ended June 30, 2021 and 2020, respectively. For the three and six months ended June 30, 2021, the effective tax rate differs from the statutory rate primarily because: (a) a portion of the reported net income (loss) before taxes is attributable to non-controlling interest holders and (b) of the net change to the valuation allowance related to the step-up in the tax basis of investment tax assets
.
 For the three and six months ended June 30, 2020, the effective tax rate differs from the statutory rate primarily because: (a) a portion of the reported net income (loss) before taxes is attributable to non-controlling interest holders and (b) of the net change to the valuation allowance related to the step-up in the tax basis of investment tax assets.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

14. Earnings Per Share and Stockholders’ Equity
Earnings Per Share
Basic and diluted net income per share of common stock for the three and six months ended June 30, 2021 and 2020 was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Income (Loss) for Per Share of Common Stock Calculations
Net Income (Loss) Attributable to The Blackstone Group Inc., Basic	$1,309,152	$568,266	$3,057,024	$(498,226)
Incremental Net Income from Assumed Exchange of Blackstone Holdings Partnership Units	—	405,459	—	—

Net Income (Loss) Attributable to The Blackstone Group Inc., Diluted	$1,309,152	$973,725	$3,057,024	$(498,226)

Shares/Units Outstanding
Weighted-Average Shares of Common Stock Outstanding, Basic	721,141,954	698,534,168	715,121,029	677,041,769
Weighted-Average Shares of Unvested Deferred Restricted Common Stock	123,226	123,340	501,179	—
Weighted-Average Blackstone Holdings Partnership Units	—	505,754,449	—	—

Weighted-Average Shares of Common Stock Outstanding, Diluted	721,265,180	1,204,411,957	715,622,208	677,041,769

Net Income (Loss) Per Share of Common Stock
Basic	$1.82	$0.81	$4.27	$(0.74)

Diluted	$1.82	$0.81	$4.27	$(0.74)

Dividends Declared Per Share of Common Stock (a)	$0.82	$0.39	$1.78	$1.00

(a)	Dividends declared reflects the calendar date of the declaration for each dividend.
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

4
5

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the anti-dilutive securities for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted-Average Shares of Unvested Deferred Restricted Common Stock	—	—	—	15,672,449
Weighted-Average Blackstone Holdings Partnership Units	488,569,471	—	490,857,143	508,487,300
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
In connection with the share reclassification, effective February 26, 2021, the Certificate of Incorporation of The Blackstone Group Inc. was amended and restated to: (a) rename the Class A common stock as “common stock,” which has the same rights and powers (including, without limitation, with respect to voting) that Blackstone’s Class A common stock formerly had, (b) reclassify the “Class B common stock” into a new “Series I preferred stock,” which has the same rights and powers that the Class B common stock formerly had, and (c) reclassify the Class C common stock into a new “Series II preferred stock,” which has the same rights and powers that the Class C common stock formerly had. In connection with such share reclassification, the Company authorized 10 billion shares of preferred stock with a par value of $0.00001, of which (a) 999,999,000 shares are designated as Series I preferred stock and (b) 1,000 shares are designated as Series II preferred stock. The remaining 9 billion shares may be designated from time to time in accordance with Blackstone’s certificate of incorporation. There was 1 share of Series I preferred stock and 1 share of Series II preferred stock issued and outstanding as of June 30, 2021.
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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

During the three and six months
 ended June 30, 2021, Blackstone repurchased 3.2 million shares of common stock at a total cost of $289.1 million. During the three and six months ended June 30, 2020, Blackstone repurchased 2.0 million and 7.0 million shares, respectively, of common stock at a total cost of $114.9 million and $368.4 million, respectively. As of June 30, 2021, the amount remaining available for repurchases under the repurchase program was $758.4 million.
Shares Eligible for Dividends and Distributions
As of June 30, 2021, the total shares of common stock and Blackstone Holdings Partnership Units entitled to participate in dividends and distributions were as follows:

Shares/Units
Common Stock Outstanding	691,093,463
Unvested Participating Common Stock	29,381,076

Total Participating Common Stock	720,474,539
Participating Blackstone Holdings Partnership Units	487,276,882

1,207,751,421

15.	Equity-Based Compensation
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
For the three and six months ended June 30, 2021, Blackstone recorded compensation expense of $141.6 million and $305.4 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $18.8 million and $40.7 million, respectively. For the three and six months ended June 30, 2020, Blackstone recorded compensation expense of $119.9 million and $238.7 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $14.7 million and $28.4 million, respectively.
As of June 30, 2021, there was $1.4 billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 3.5 years.
Total vested and unvested outstanding shares, including common stock, Blackstone Holdings Partnership Units and deferred restricted shares of common stock, were 1,207,856,387 as of June 30, 2021. Total outstanding phantom shares were 92,051 as of June 30, 2021.

4
7

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

A summary of the status of Blackstone’s unvested equity-based awards as of June 30, 2021 and of changes during the period January 1, 2021 through June 30, 2021 is presented below:

	Blackstone Holdings		The Blackstone Group Inc.
			Equity Settled Awards		Cash Settled Awards
		Weighted-		Weighted-		Weighted-
		Average	Deferred	Average		Average
	Partnership	Grant Date	Restricted Shares	Grant Date	Phantom	Grant Date
Unvested Shares/Units	Units	Fair Value	of Common Stock	Fair Value	Shares	Fair Value
Balance, December 31, 2020	23,771,136	$36.33	19,512,034	$42.60	65,284	$60.42
Granted	—	—	11,844,962	72.88	22,000	89.68
Vested	(1,590,073)	36.19	(2,611,721)	47.63	(1,211)	69.96
Forfeited	(535,650)	41.28	(390,170)	46.08	—	—

Balance, June 30, 2021	21,645,413	$36.50	28,355,105	$54.75	86,073	$92.42

Shares/Units Expected to Vest
The following unvested shares and units, after expected forfeitures, as of June 30, 2021, are expected to vest:

		Weighted-
		Average
		Service Period
	Shares/Units	in Years
Blackstone Holdings Partnership Units	19,772,774	2.3
Deferred Restricted Shares of Common Stock	24,434,747	3.5

Total Equity-Based Awards	44,207,521	3.0

Phantom Shares	70,356	2.9

16.	Related Party Transactions
A
ffiliate Receivables and Payables
Due from Affiliates and Due to Affiliates consisted of the following:

	June 30,	December 31,
	2021	2020
Due from Affiliates
Management Fees, Performance Revenues, Reimbursable Expenses and Other Receivables from Non-Consolidated Entities and Portfolio Companies	$2,462,256	$2,637,055
Due from Certain Non-Controlling Interest Holders and Blackstone Employees	661,193	548,897
Accrual for Potential Clawback of Previously Distributed Performance Allocations	36,380	35,563

	$3,159,829	$3,221,515

4
8

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	June 30,	December 31,
	2021	2020
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$951,574	$857,523
Due to Non-Consolidated Entities	149,924	107,410
Due to Certain Non-Controlling Interest Holders and Blackstone Employees	38,562	61,539
Accrual for Potential Repayment of Previously Received Performance Allocations	86,444	108,569

	$1,226,504	$1,135,041

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties
The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of June 30, 2021 and December 31, 2020, such investments aggregated $1.4 billion and $1.1 billion, respectively. Their share of the Net Income
 (
L
oss)
Attributable to Redeemable Non-Controlling and
Non-Controlling
Interests in Consolidated Entities aggregated
to
$116.2 million and $64.1 million for the three months ended June 30, 2021 and 2020, respectively, and $233.6 million and $(114.3) million for the six months ended June 30, 2021 and 2020, respectively.
Loans to Affiliates
Loans to affiliates consist of interest bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $1.0 million and $1.1 million for the three months ended June 30, 2021 and 2020, respectively, and $3.3 million and $4.1 million for the six months ended June 30, 2021 and 2020, respectively.
Contingent Repayment Guarantee
Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of June 30, 2021. See Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback).”
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
Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $951.6 million over the next 15 years. The after-tax net present value of these estimated payments totals $261.5 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.
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

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

17.    Commitments and Contingencies
Commitments
Investment Commitments
Blackstone had $3.7 billion of investment commitments as of June 30, 2021 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments, including loan commitments. The consolidated Blackstone Funds had signed investment commitments of $293.0 million as of June 30, 2021, which includes $216.3 million of signed investment commitments for portfolio company acquisitions in the process of closing.
Contingencies
Guarantees
Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the ongoing business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to Blackstone to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, Blackstone’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $16.7 million as of June 30, 2021.
The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to The Blackstone Group International Partners LLP. The amount guaranteed as of June 30, 2021 was $216.3 million.
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
In December 2017, a purported derivative suit (Mayberry v. KKR & Co., L.P., et al.) was filed in the Commonwealth of Kentucky Franklin County Circuit Court on behalf of the Kentucky Retirement System (“KRS”) by eight of its members and beneficiaries (the “Mayberry Plaintiffs”) alleging various breaches of fiduciary duty and other violations of Kentucky state law in connection with KRS’s investment in three hedge funds of funds, including a fund managed by Blackstone Alternative Asset Management L.P. (“BAAM L.P.”). The suit named more than 30 defendants, including The Blackstone Group L.P.; BAAM L.P.; Stephen A. Schwarzman, as Chairman and CEO of Blackstone; and J. Tomilson Hill, as then-Vice Chairman of Blackstone and CEO of BAAM L.P. (collectively, the “Blackstone Defendants”). Aside from the Blackstone Defendants, the action also named current and former KRS trustees and former KRS officers and various other service providers to KRS and their related persons.
The Mayberry Plaintiffs filed an amended complaint in January 2018. In November 2018, the Circuit Court granted one defendant’s motion to dismiss and denied all other defendants’ motions to dismiss, including those of the Blackstone Defendants. In January 2019, certain defendants, including the Blackstone Defendants, filed petitions in the Kentucky Court of Appeals for a writ of prohibition against the ongoing Mayberry proceedings on the ground that the Mayberry Plaintiffs lack standing. Certain KRS trustee

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

and officer defendants also noticed appeals from the Circuit Court’s denial of the motions to dismiss, which were transferred to the Kentucky Supreme Court.

On April 23, 2019, the Kentucky Court of Appeals granted the Blackstone Defendants’ petition for a writ of prohibition and vacated the Circuit Court’s November 30, 2018 Opinion and Order denying the motion to dismiss for lack of standing. On April 24, 2019, the Mayberry Plaintiffs filed a notice of appeal of that order to the Kentucky Supreme Court.
On July 9, 2020, the Kentucky Supreme Court unanimously held that the Mayberry Plaintiffs lack constitutional standing to bring their claims and remanded the case to the Circuit Court with direction to dismiss the complaint. On July 20, 2020, the Kentucky Attorney General filed a motion to intervene and a proposed intervening complaint in the Mayberry action on behalf of the Commonwealth of Kentucky. The Blackstone Defendants filed an objection to that motion on July 30, 2020. On July 21, 2020, the Kentucky Attorney General also filed a separate action in Franklin County Circuit Court that is nearly identical to its proposed intervening complaint.
In addition, on July 29, 2020, counsel for certain of the Mayberry Plaintiffs filed a motion for leave to amend their complaint. On December 28, 2020, the Circuit Court dismissed the Mayberry Plaintiffs’ complaint for lack of standing, denied the Mayberry Plaintiffs’ motion for leave to amend, and granted the Kentucky Attorney General’s motion to intervene. On May 24, 2021, the Attorney General filed its first amended complaint, which generally asserts the same allegations and claims as the Attorney General’s proposed intervening complaint and the Mayberry Plaintiffs’ original complaint. On July 30, 2021, the Blackstone Defendants filed a motion to dismiss the first amended complaint.
On December 31, 2020, three potentially new derivative plaintiffs brought a motion in the Circuit Court for leave to file a third amended complaint. The new derivative plaintiffs alleged they had standing and sought to press the Mayberry Plaintiffs’ case. The Circuit Court ordered the three potentially new derivative plaintiffs to file a motion to intervene, which they filed on February 1, 2021. On March 2, 2021, the Blackstone Defendants, certain other defendants, the Kentucky Attorney General, and KRS filed responses opposing the motion to intervene. On June 14, 2021, the Circuit Court denied the motion to intervene.
On January 6, 2021, the same three potentially new derivative plaintiffs also filed a separate derivative action that is substantially the same as the amended complaint they had sought to file in the original derivative action. On July 9, 2021, these same plaintiffs filed their first amended complaint. The first amended complaint is not styled as a derivative complaint, but rather as a purported “class” complaint brought on behalf of all KRS beneficiaries in KRS’s “Tier 3” pension plan. Defendants’ deadline to respond to the first amended complaint is September 20, 2021. On July 19, 2021, the Blackstone Defendants and other defendants removed this purported class action to federal court in the United States District Court for the Eastern District of Kentucky. On August 3, 2021, the plaintiffs moved to remand the lawsuit back to state court. Defendants’ opposition to the motion to remand is due August 23, 2021.
On April 28, 2021, the Kentucky Attorney General filed a declaratory judgment action in Franklin County Circuit Court on behalf of the Commonwealth of Kentucky. The Attorney General’s complaint alleges that certain provisions in the subscription agreements between KRS and the managers of the three funds at issue in the Mayberry action violate the Kentucky Constitution. The Attorney General’s suit names as defendants BAAM L.P., Blackstone, and five other defendants also named in the Mayberry action. On July 12, 2021, BAAM L.P. and Blackstone filed their answer to the complaint. On July 28, 2021, BAAM L.P. filed a motion for judgment on the pleadings, or in the alternative, for summary judgment seeking dismissal of the action and arguing the relevant contractual provisions are enforceable under the Kentucky Constitution. Also on July 28, 2021, Blackstone filed a motion for judgment on the pleadings seeking dismissal on the basis that Blackstone was not a party to the relevant agreements and is not subject to jurisdiction in Kentucky for this action.
Blackstone continues to believe that these suits are totally without merit and intends to defend them vigorously.
Finally, on July 30, 2021, BAAM L.P. filed a complaint in the Franklin Circuit Court in Kentucky asserting claims for breach of contract against Kentucky Public Pensions Authority (the administrative board overseeing KRS pension systems following a restructuring on April 1, 2021), Board of Trustees of KRS, Board of Trustees of the County Employees Retirement System, KRS Insurance Fund, and KRS Pension Fund, based on KRS’s breach of its representations in its subscription agreements with BAAM L.P.

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The complaint alleges that KRS’s support and prosecution of the Mayberry action and the Kentucky Attorney General’s declaratory judgment action breaches the parties’ subscription agreements governing KRS’s investment with BAAM L.P and seeks damages flowing from that breach, including legal fees and expenses incurred in defending against the Mayberry and declaratory judgment actions. The KRS defendants’ response to the complaint is currently due September 8, 2021.
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
The following table presents the clawback obligations by segment:

	June 30, 2021			December 31, 2020
		Current and			Current and
	Blackstone	Former		Blackstone	Former
Segment	Holdings	Personnel (a)	Total (b)	Holdings	Personnel (a)	Total (b)
Real Estate	$30,689	$18,596	$49,285	$28,283	$17,102	$45,385
Private Equity	5,544	2,006	7,550	41,722	(8,623)	33,099
Credit & Insurance	13,831	15,778	29,609	13,935	16,150	30,085

	$50,064	$36,380	$86,444	$83,940	$24,629	$108,569

(a)	The split of clawback between Blackstone Holdings and Current and Former Personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.
(b)	Total is a component of Due to Affiliates. See Note 16. “Related Party Transactions — Affiliate Receivables and Payables — Due to Affiliates.”
For Private Equity, Real Estate, and certain Credit & Insurance Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of Blackstone, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At June 30, 2021, $856.4 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.
In the Credit & Insurance segment, payment of Performance Allocations to Blackstone by the majority of the stressed/distressed, mezzanine and credit alpha strategies funds are substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.
If, at June 30, 2021, all of the investments held by Blackstone’s carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $3.6 billion, on an after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $3.4 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.

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
Blackstone conducts its alternative asset management businesses through four segments:

•
Real Estate – Blackstone’s Real Estate segment primarily comprises its management of global, Europe and Asia-focused opportunistic real estate funds, high-yield and high-grade real estate debt funds, liquid real estate debt funds, North America, Europe, Asia and life science-focused Core+ real estate funds, which also include a non-listed REIT, and a NYSE-listed REIT.

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

•
Hedge Fund Solutions – The largest component of Blackstone’s Hedge Fund Solutions segment is Blackstone Alternative Asset Management, which manages a broad range of commingled and customized hedge fund of fund solutions. The segment also includes investment platforms that seed new hedge fund businesses, purchase minority interests in more established general partners and management companies of funds, invest in special situation opportunities, create alternative solutions through daily liquidity products and invest directly.

•
Credit & Insurance – Blackstone’s Credit & Insurance segment consists principally of Blackstone Credit, which is organized into two overarching strategies: private credit (which includes mezzanine lending funds, middle market direct lending funds, including Blackstone’s business development companies, structured products group, stressed/distressed strategies and energy strategies) and liquid credit (which consists of CLOs, closed-ended funds, open-ended funds and separately managed accounts). In addition, the segment includes a publicly traded master limited partnership investment platform, Harvest, and Blackstone’s insurer-focused platform, Blackstone Insurance Solutions.

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
4

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Segment Presentation
The following tables present the financial data for Blackstone’s four segments for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
	Real	Private	Hedge Fund	Credit &	Total
	Estate	Equity	Solutions	Insurance	Segments
Management and Advisory Fees, Net
Base Management Fees	$453,664	$364,606	$155,244	$166,537	$1,140,051
Transaction, Advisory and Other Fees, Net	38,080	32,272	1,558	6,215	78,125
Management Fee Offsets	(493)	(3,601)	(203)	(1,137)	(5,434)

Total Management and Advisory Fees, Net	491,251	393,277	156,599	171,615	1,212,742
Fee Related Performance Revenues	33,776	—	—	15,113	48,889
Fee Related Compensation	(121,957)	(136,767)	(38,638)	(78,023)	(375,385)
Other Operating Expenses	(54,760)	(61,041)	(21,873)	(44,504)	(182,178)

Fee Related Earnings	348,310	195,469	96,088	64,201	704,068

Realized Performance Revenues	351,053	383,010	17,056	41,819	792,938
Realized Performance Compensation	(154,928)	(159,375)	(5,626)	(18,342)	(338,271)
Realized Principal Investment Income	28,129	27,796	2,125	5,082	63,132

Total Net Realizations	224,254	251,431	13,555	28,559	517,799

Total Segment Distributable Earnings	$572,564	$446,900	$109,643	$92,760	$1,221,867

	Three Months Ended June 30, 2020
	Real	Private	Hedge Fund	Credit &	Total
	Estate	Equity	Solutions	Insurance	Segments
Management and Advisory Fees, Net
Base Management Fees	$382,704	$268,070	$145,455	$145,565	$941,794
Transaction, Advisory and Other Fees, Net	32,039	9,521	859	5,873	48,292
Management Fee Offsets	(2,436)	(8,031)	4	(2,890)	(13,353)

Total Management and Advisory Fees, Net	412,307	269,560	146,318	148,548	976,733
Fee Related Performance Revenues	6,505	—	—	8,528	15,033
Fee Related Compensation	(116,640)	(92,825)	(40,353)	(57,086)	(306,904)
Other Operating Expenses	(44,525)	(44,827)	(17,807)	(36,424)	(143,583)

Fee Related Earnings	257,647	131,908	88,158	63,566	541,279

Realized Performance Revenues	34,209	64,513	1,482	1,973	102,177
Realized Performance Compensation	(12,547)	(25,016)	—	(224)	(37,787)
Realized Principal Investment Income (Loss)	1,573	17,416	(331)	280	18,938

Total Net Realizations	23,235	56,913	1,151	2,029	83,328

Total Segment Distributable Earnings	$280,882	$188,821	$89,309	$65,595	$624,607

5
5

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following tables present the financial data for Blackstone’s four segments as of June 30, 2021 and for the six months ended June 30, 2021 and 2020:

	June 30, 2021 and the Six Months Then Ended
	Real	Private	Hedge Fund	Credit &	Total
	Estate	Equity	Solutions	Insurance	Segments
Management and Advisory Fees, Net
Base Management Fees	$880,850	$742,266	$305,777	$328,448	$2,257,341
Transaction, Advisory and Other Fees, Net	64,099	74,979	5,904	11,783	156,765
Management Fee Offsets	(2,116)	(17,520)	(261)	(3,262)	(23,159)

Total Management and Advisory Fees, Net	942,833	799,725	311,420	336,969	2,390,947
Fee Related Performance Revenues	189,168	—	—	28,889	218,057
Fee Related Compensation	(310,449)	(277,364)	(77,488)	(155,194)	(820,495)
Other Operating Expenses	(99,122)	(112,096)	(41,045)	(91,339)	(343,602)

Fee Related Earnings	722,430	410,265	192,887	119,325	1,444,907

Realized Performance Revenues	439,691	638,855	48,629	67,086	1,194,261
Realized Performance Compensation	(177,690)	(270,584)	(12,534)	(28,387)	(489,195)
Realized Principal Investment Income	128,949	143,199	37,675	51,465	361,288

Total Net Realizations	390,950	511,470	73,770	90,164	1,066,354

Total Segment Distributable Earnings	$1,113,380	$921,735	$266,657	$209,489	$2,511,261

Segment Assets	$11,049,049	$14,178,326	$2,803,086	$3,754,874	$31,785,335

5
6

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Six Months Ended June 30, 2020
	Real	Private	Hedge Fund	Credit &	Total
	Estate	Equity	Solutions	Insurance	Segments
Management and Advisory Fees, Net
Base Management Fees	$754,142	$522,044	$285,111	$290,893	$1,852,190
Transaction, Advisory and Other Fees, Net	55,063	30,934	1,617	11,343	98,957
Management Fee Offsets	(10,777)	(17,246)	(38)	(5,786)	(33,847)

Total Management and Advisory Fees, Net	798,428	535,732	286,690	296,450	1,917,300
Fee Related Performance Revenues	11,056	—	—	16,443	27,499
Fee Related Compensation	(236,936)	(203,193)	(86,544)	(126,495)	(653,168)
Other Operating Expenses	(85,001)	(85,828)	(36,474)	(75,165)	(282,468)

Fee Related Earnings	487,547	246,711	163,672	111,233	1,009,163

Realized Performance Revenues	77,929	176,589	3,249	11,643	269,410
Realized Performance Compensation	(25,939)	(79,659)	(945)	(2,546)	(109,089)
Realized Principal Investment Income Income (Loss)	8,873	27,763	(940)	3,532	39,228

Total Net Realizations	60,863	124,693	1,364	12,629	199,549

Total Segment Distributable Earnings	$548,410	$371,404	$165,036	$123,862	$1,208,712

Reconciliations of Total Segment Amounts
The following tables reconcile the Total Segment Revenues, Expenses and Distributable Earnings to their equivalent GAAP measure
f
or the three and six months ended June 30, 2021 and 2020 along with Total Assets as of June 30, 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Total GAAP Revenues	$5,291,354	$2,516,069	$10,590,226	$(559,895)
Less: Unrealized Performance Revenues (a)	(2,697,170)	(1,067,923)	(5,161,667)	2,385,523
Less: Unrealized Principal Investment Income (b)	(104,658)	(223,316)	(528,592)	393,294
Less: Interest and Dividend Revenue (c)	(32,931)	(26,290)	(64,343)	(63,889)
Less: Other Revenue (d)	(27,870)	55,606	(88,143)	(82,545)
Impact of Consolidation (e)	(312,076)	(141,599)	(581,392)	179,519
Amortization of Intangibles (f)	—	387	—	774
Transaction-Related Charges (g)	12	(1,310)	(3,611)	(2,140)
Intersegment Eliminations	1,040	1,257	2,075	2,796

Total Segment Revenue (h)	$2,117,701	$1,112,881	$4,164,553	$2,253,437

5
7

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Expenses
Total GAAP Expenses	$2,272,330	$1,172,681	$4,323,777	$534,606
Less: Unrealized Performance Allocations Compensation (i)	(1,150,219)	(454,813)	(2,200,188)	942,565
Less: Equity-Based Compensation (j)	(121,422)	(89,341)	(265,694)	(176,813)
Less: Interest Expense (k)	(44,132)	(38,924)	(88,472)	(80,464)
Impact of Consolidation (e)	(6,647)	(9,020)	(11,747)	(20,479)
Amortization of Intangibles (f)	(17,044)	(16,096)	(34,168)	(32,192)
Transaction-Related Charges (g)	(35,521)	(77,470)	(67,032)	(125,294)
Administrative Fee Adjustment (l)	(2,551)	—	(5,259)	—
Intersegment Eliminations	1,040	1,257	2,075	2,796

Total Segment Expenses (m)	$895,834	$488,274	$1,653,292	$1,044,725

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Other Income
Total GAAP Other Income	$126,724	$158,373	$249,987	$(169,596)
Impact of Consolidation (e)	(126,724)	(158,373)	(249,987)	169,596

Total Segment Other Income	$—	$—	$—	$—

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Income (Loss) Before Provision (Benefit) for Taxes
Total GAAP Income (Loss) Before Provision (Benefit) for Taxes	$3,145,748	$1,501,761	$6,516,436	$(1,264,097)
Less: Unrealized Performance Revenues (a)	(2,697,170)	(1,067,923)	(5,161,667)	2,385,523
Less: Unrealized Principal Investment Income (b)	(104,658)	(223,316)	(528,592)	393,294
Less: Interest and Dividend Revenue (c)	(32,931)	(26,290)	(64,343)	(63,889)
Less: Other Revenue (d)	(27,870)	55,606	(88,143)	(82,545)
Plus: Unrealized Performance Allocations Compensation (i)	1,150,219	454,813	2,200,188	(942,565)
Plus: Equity-Based Compensation (j)	121,422	89,341	265,694	176,813
Plus: Interest Expense (k)	44,132	38,924	88,472	80,464
Impact of Consolidation (e)	(432,153)	(290,952)	(819,632)	369,594
Amortization of Intangibles (f)	17,044	16,483	34,168	32,966
Transaction-Related Charges (g)	35,533	76,160	63,421	123,154
Administrative Fee Adjustment (l)	2,551	—	5,259	—

Total Segment Distributable Earnings	$1,221,867	$624,607	$2,511,261	$1,208,712

5
8

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of
June 30,
2021
Total Assets
Total GAAP Assets	$33,297,192
Impact of Consolidation (e)	(1,511,857)

Total Segment Assets	$31,785,335

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
(d)
This adjustment removes Other Revenue on a segment basis. For the three months ended June 30, 2021 and 2020, Other Revenue on a GAAP basis was $27.9 million and $(55.6) million, and included $27.3 million and $(56.7) million of foreign exchange gains (losses), respectively. For the six months ended June 30, 2021 and 2020, Other Revenue on a GAAP basis was $88.2 million and $82.6 million, and included $86.9 million and $80.3 million of foreign exchange gains (losses), respectively.

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

(h)	Total Segment Revenues is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Total Segment Management and Advisory Fees, Net	$1,212,742	$976,733	$2,390,947	$1,917,300
Total Segment Fee Related Performance Revenues	48,889	15,033	218,057	27,499
Total Segment Realized Performance Revenues	792,938	102,177	1,194,261	269,410
Total Segment Realized Principal Investment Income	63,132	18,938	361,288	39,228

Total Segment Revenues	$2,117,701	$1,112,881	$4,164,553	$2,253,437

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

(i)	This adjustment removes Unrealized Performance Allocations Compensation.
(j)	This adjustment removes Equity-Based Compensation on a segment basis.
(k)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(l)
This adjustment adds an amount equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units. The administrative fee is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

(m)	Total Segment Expenses is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Total Segment Fee Related Compensation	$375,385	$306,904	$820,495	$653,168
Total Segment Realized Performance Compensation	338,271	37,787	489,195	109,089
Total Segment Other Operating Expenses	182,178	143,583	343,602	282,468

Total Segment Expenses	$895,834	$488,274	$1,653,292	$1,044,725
Reconciliations of Total Segment Components
The following tables reconcile the components of Total Segments to their equivalent GAAP measures, reported on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Management and Advisory Fees, Net
GAAP	$1,212,549	$969,728	$2,390,364	$1,904,560
Segment Adjustment (a)	193	7,005	583	12,740

Total Segment	$1,212,742	$976,733	$2,390,947	$1,917,300

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
GAAP Realized Performance Revenues to Total Segment Fee Related Performance Revenues
GAAP
Incentive Fees	$33,207	$15,300	$69,331	$27,461
Investment Income - Realized Performance Allocations	808,620	101,910	1,342,987	269,440

GAAP	841,827	117,210	1,412,318	296,901
Total Segment
Less: Realized Performance Revenues	(792,938)	(102,177)	(1,194,261)	(269,410)
Segment Adjustment (b)	—	—	—	8

Total Segment	$48,889	$15,033	$218,057	$27,499

	Three Months Ended		Six Months Ended
	J une 30 ,		J une 30 ,
	2021	2020	2021	2020
GAAP Compensation to Total Segment Fee Related Compensation
GAAP
Compensation	$507,104	$458,457	$1,049,742	$935,000
Incentive Fee Compensation	14,431	8,432	27,756	14,954
Realized Performance Allocations Compensation	347,423	38,569	560,450	110,992

GAAP	868,958	505,458	1,637,948	1,060,946
Total Segment
Less: Realized Performance Compensation	(338,271)	(37,787)	(489,195)	(109,089)
Less: Equity-Based Compensation - Operating Compensation	(119,491)	(87,205)	(261,165)	(172,539)
Less: Equity-Based Compensation - Performance Compensation	(1,931)	(2,136)	(4,529)	(4,274)
Segment Adjustment (c)	(33,880)	(71,426)	(62,564)	(121,876)

Total Segment	$375,385	$306,904	$820,495	$653,168

	Three Months Ended		Six Months Ended
	J une 30 ,		J une 30,
	2021	2020	2021	2020
GAAP General, Administrative and Other to Total Segment Other Operating Expenses
GAAP	$205,057	$169,051	$390,179	$326,617
Segment Adjustment (d)	(22,879)	(25,468)	(46,577)	(44,149)

Total Segment	$182,178	$143,583	$343,602	$282,468

6
1

The Blackstone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Six Months Ended
	J une 30,		J une 30,
	2021	2020	2021	2020
Realized Performance Revenues
GAAP
Incentive Fees	$33,207	$15,300	$69,331	$27,461
Investment Income - Realized Performance Allocations	808,620	101,910	1,342,987	269,440

GAAP	841,827	117,210	1,412,318	296,901
Total Segment
Less: Fee Related Performance Revenues	(48,889)	(15,033)	(218,057)	(27,499)
Segment Adjustment (b)	—	—	—	8

Total Segment	$792,938	$102,177	$1,194,261	$269,410

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Realized Performance Compensation
GAAP
Incentive Fee Compensation	$14,431	$8,432	$27,756	$14,954
Realized Performance Allocation Compensation	347,423	38,569	560,450	110,992

GAAP	361,854	47,001	588,206	125,946
Total Segment
Less: Fee Related Performance Compensation	(21,652)	(7,078)	(94,482)	(12,583)
Less: Equity-Based Compensation - Performance Compensation	(1,931)	(2,136)	(4,529)	(4,274)

Total Segment	$338,271	$37,787	$489,195	$109,089

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Realized Principal Investment Income
GAAP	$152,060	$61,102	$507,098	$109,797
Segment Adjustment (e)	(88,928)	(42,164)	(145,810)	(70,569)

Total Segment	$63,132	$18,938	$361,288	$39,228

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
(d)
Represents the removal of (1) the amortization of transaction-related intangibles, and (2) certain expenses reimbursed by the Blackstone Funds, which are presented gross under GAAP but netted against Management and Advisory Fees, Net in the Total Segment measures. The three and six months ended June 30, 2021 includes a reduction equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units which is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

(e)
Represents (1) the add back of Principal Investment Income, including general partner income, earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of amounts associated with the ownership of Blackstone consolidated operating partnerships held by non-controlling interests.

19.     Subsequent Events
On July 14, 2021, Blackstone announced that it entered into a stock purchase agreement with American International Group, Inc. (“AIG”) to acquire a 9.9% equity stake in SAFG Retirement Services, Inc. (“SAFG”) for an aggregate cash purchase price of $2.2 billion, subject to purchase price adjustments. SAFG is expected to be the parent company of AIG’s Life and Retirement (“AIG L&R”) business at the time of the anticipated initial public offering of AIG L&R, which AIG previously announced it is pursuing. In connection with the closing of the transaction, Blackstone will enter into a long-term strategic asset management partnership to serve as the exclusive investment manager of AIG L&R with respect to certain asset classes.
On August 5, 2021, Blackstone issued $650 million aggregate principal amount of 1.625% senior notes due August 5, 2028, $800 million aggregate principal amount of 2.000% senior notes due January 30, 2032 and $550 million aggregate principal amount of 2.850% senior notes due August 5, 2051. For additional information see Note 12. “Borrowings.”
6
3

Item 1A. Unaudited Supplemental Presentation of Statements of Financial Condition
The Blackstone Group Inc.
Unaudited Consolidating Statements of Financial Condition
(Dollars in Thousands)

	June 30, 2021
	Consolidated	Consolidated
	Operating	Blackstone	Reclasses and
	Partnerships	Funds (a)	Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$2,467,444	$—	$—	$2,467,444
Cash Held by Blackstone Funds and Other	—	109,676	—	109,676
Investments	20,700,820	1,871,269	(408,767)	22,163,322
Accounts Receivable	502,168	80,374	—	582,542
Due from Affiliates	3,301,073	12,475	(153,719)	3,159,829
Intangible Assets, Net	321,780	—	—	321,780
Goodwill	1,890,202	—	—	1,890,202
Other Assets	556,165	549	—	556,714
Right-of-Use Assets	723,539	—	—	723,539
Deferred Tax Assets	1,322,144	—	—	1,322,144

Total Assets	$31,785,335	$2,074,343	$(562,486)	$33,297,192

Liabilities and Equity
Loans Payable	$5,594,549	$99	$—	$5,594,648
Due to Affiliates	1,125,981	254,241	(153,718)	1,226,504
Accrued Compensation and Benefits	5,789,662	—	—	5,789,662
Securities Sold, Not Yet Purchased	11,953	23,830	—	35,783
Repurchase Agreements	—	57,247	—	57,247
Operating Lease Liabilities	841,152	—	—	841,152
Accounts Payable, Accrued Expenses and Other Liabilities	1,171,568	33,614	—	1,205,182

Total Liabilities	14,534,865	369,031	(153,718)	14,750,178

Redeemable Non-Controlling Interests in Consolidated Entities	22,000	43,568	—	65,568

Equity
Common Stock	7	—	—	7
Series I Preferred Stock	—	—	—	—
Series II Preferred Stock	—	—	—	—
Additional Paid-in-Capital	6,282,600	383,095	(383,095)	6,282,600
Retained Earnings	2,133,794	25,673	(25,673)	2,133,794
Accumulated Other Comprehensive Loss	(10,245)	—	—	(10,245)
Non-Controlling Interests in Consolidated Entities	3,607,466	1,252,976	—	4,860,442
Non-Controlling Interests in Blackstone Holdings	5,214,848	—	—	5,214,848

Total Equity	17,228,470	1,661,744	(408,768)	18,481,446

Total Liabilities and Equity	$31,785,335	$2,074,343	$(562,486)	$33,297,192

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
Blackstone Annex Onshore Fund L.P.*
Blackstone Horizon Fund L.P.*
Blackstone Real Estate Special Situations Holdings L.P.
Blackstone Strategic Alliance Fund L.P.
BTD CP Holdings LP
Mezzanine side-by-side investment vehicles
Private equity side-by-side investment vehicles
Real estate side-by-side investment vehicles
Hedge Fund Solutions side-by-side investment vehicles.
*Consolidated as of June 30, 2021 only.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with The Blackstone Group Inc.’s condensed consolidated financial statements and the related notes included in this Quarterly Report on
Form 10-Q.
Effective August 6, 2021, The Blackstone Group Inc. changed its name to Blackstone Inc. In this report, references to “Blackstone,” the “Company,” “we,” “us” or “our” refer to Blackstone Inc. and its consolidated subsidiaries.
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
Our Business
Blackstone is one of the world’s leading investment firms. Our business is organized into four segments:

•
Real Estate.
Our real estate business is a global leader in real estate investing. Our Real Estate segment operates as one globally integrated business, with investments in the Americas, Europe and Asia. Our real estate investment teams seek to utilize our global expertise and presence to generate attractive risk-adjusted returns for our investors and to make a positive impact on the communities in which we invest. Blackstone Real Estate seeks to invest thematically in high-quality assets, focusing where we see outsized growth potential driven by global economic and demographic trends. Blackstone Real Estate has made significant investments in logistics, office, rental housing, hospitality and retail properties around the world, as well as a variety of real estate operating companies.

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
Blackstone Real Estate’s Core+ strategy invests in substantially stabilized real estate globally through regional open-ended funds focused on high-quality assets, the Blackstone Property Partners funds (“BPP”), and Blackstone Real Estate Income Trust, Inc.

(“BREIT”), a non-listed REIT that invests in income-generating assets in North America, and Blackstone BioMed Life Science Real Estate L.P. (“BPP Life Sciences”), a long-term, perpetual capital, core+ return fund that owns BioMed Realty and is focused on life science office investments primarily across the U.S.

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

We are a global leader in private equity investing. Our corporate private equity business, established in 1987, pursues transactions across industries in both established and growth-oriented businesses across the globe. It strives to create value by investing in great businesses where our capital, strategic insight, global relationships and operational support can drive transformation. Our core private equity funds target control-oriented investments in high-quality companies with durable businesses and seek to offer a lower level of risk and a longer hold period than traditional private equity.
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

•
Hedge Fund Solutions.
The principal component of our Hedge Fund Solutions segment is Blackstone Alternative Asset Management (“BAAM”). BAAM is the world’s largest discretionary allocator to hedge funds, managing a broad range of commingled and customized fund solutions since its inception in 1990. The Hedge Fund Solutions segment also includes investment platforms that seed new hedge fund businesses, purchase minority interests in more established general partners and management companies of funds, invest in special situation opportunities, create alternative solutions through daily liquidity products and invest directly.

•
Credit & Insurance.
The principal component of our Credit & Insurance segment is Blackstone Credit (“BXC”). BXC is one of the largest credit-oriented managers in the world and is the largest manager of collateralized loan obligations (“CLOs”) globally. The investment portfolios of the funds BXC manages or sub-advises predominantly consist of loans and securities of non-investment grade companies spread across the capital structure including senior debt, subordinated debt, preferred stock and common equity.

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
Our Response to
COVID-19
As the novel coronavirus (“COVID-19”) pandemic has continued to evolve, our primary focus has been the safety and wellbeing of our employees and their families, as well as the seamless functioning of the firm in serving our limited partner investors who have entrusted us with their capital, and our shareholders. Where remote work has been appropriate or recommended under local government guidelines, our technology infrastructure has proven to be robust and capable of supporting a remote work model. We have implemented rigorous protocols for remote work across the firm, including increased cadence of group calls and updates, and frequent communication across leadership and working levels. We are leveraging technology to ensure our teams stay connected and productive, and that our culture remains strong even in these unusual circumstances. To the extent we are not meeting with our clients in person, we continue to actively communicate with our clients through videoconference, teleconference and email. Investment committees continue to convene as needed, and the firm continues to operate across investment, asset management and corporate support functions.
In July 2020, employees in our U.S. and European offices began returning to the office on a voluntary basis, and in June 2021, the majority of our U.S. employees began returning to the office on a regular basis, in each case consistent with local government guidelines, with testing, contact-tracing and social distancing and other safety protocols in place. In implementing our return to office plans, we continue to closely monitor applicable public health and government guidance, the proliferation of variants and progress on vaccine production and distribution.

Business Environment
Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Europe, Asia and, to a lesser extent, elsewhere in the world.
The second quarter of 2021 was characterized by continued strength in global equity and credit markets, as the economic recovery advanced in major markets due to progress on
COVID-19
vaccine distribution, coupled with continued fiscal and monetary stimulus. In the U.S., 70% of adults had received at least one vaccine dose and over half were fully vaccinated as of August 2, 2021. Continued progress on vaccine distribution is likely to support economic activity and further recovery, albeit with dispersion across sectors.
The S&P 500 Total Return Index rose 8.5% in the second quarter of 2021, with almost every S&P 500 sector posting positive returns, led by Real Estate, Technology and Energy. The Bloomberg Commodity Index rose 13% in the second quarter and the price of West Texas Intermediate crude oil increased 24% in the second quarter to $73 per barrel, representing an 87% increase since the second quarter of 2020. At the same time, the annual U.S. inflation rate increased to 5.4% in June 2021, up from 2.6% in March, and its highest level since July of 2008.
Volatility continued to decline in the second quarter of 2021, with the CBOE Volatility Index ending the quarter down 18% to 15.8, marking a 48% decline over the last twelve months.
In the credit markets, U.S. leveraged loans and high yield bonds increased 1.5% and 2.5%, respectively, in the second quarter of 2021. High yield spreads compressed 40 basis points in the second quarter, while year to date issuance increased 48% year-over-year. Equity capital markets activity also accelerated in the second quarter on a year-over-year basis, with U.S. equity issuance increasing 140%. Compared to the first quarter of 2021, however, U.S. equity issuance decreased 54%. Merger and acquisition activity also continued to improve, with global announced volumes up 225% year-over-year and 10% compared to the first quarter of 2021.
The Federal Reserve maintained the federal funds target range at 0.0%-0.25%, the range set in March 2020 in response to the initial onset of the
COVID-19
pandemic. The U.S. Treasury yield curve decreased in the second quarter, with ten-year yields declining 27 basis points to 1.47%, and continued to decline to 1.16% subsequent to quarter-end. Three month LIBOR declined 5 basis points in the second quarter to 0.15%.
The U.S. unemployment rate as of June 2021 remained relatively flat at 5.9%, well below the April 2020 peak of 14.8%, but still at historically elevated levels. Wages grew, with average hourly earnings increasing 3.6% year-over-year based on the three month average for production and nonsupervisory employees. U.S. retail sales fell 2% in June compared to March 2021 on a seasonally adjusted basis, but increased 16% since June 2020. The Institute for Supply Management Purchasing Managers’ Index decreased in the second quarter, falling slightly to 60.6 from 64.7 in the first quarter, but is still at elevated levels, signaling expansion in the U.S. manufacturing sector.
Although many countries around the world are on a path of recovery and
COVID-19
vaccination rates continue to rise, new coronavirus variants, including the increasingly prevalent Delta variant, create uncertainty with respect to the ultimate trajectory of the economic recovery, which may remain uneven across the globe.
Notable Transactions
On July 14, 2021, Blackstone announced that it entered into a stock purchase agreement with American International Group, Inc. (“AIG”) to acquire a 9.9% equity stake in SAFG Retirement Services, Inc. (“SAFG”) for an aggregate cash purchase price of $2.2 billion, subject to purchase price adjustments. SAFG is expected to be the parent company of AIG’s Life and Retirement (“AIG L&R”) business at the time of the anticipated initial public offering of AIG L&R, which AIG previously announced it is pursuing. In connection with the closing of the transaction, Blackstone will enter into a long-term strategic asset management partnership to serve as the exclusive investment manager of AIG L&R with respect to certain asset classes.

On August 5, 2021, Blackstone issued $650 million aggregate principal amount of 1.625% senior notes due August 5, 2028 (the “2028 Notes”), $800 million aggregate principal amount of 2.000% senior notes due January 30, 2032 (the “2032 Notes”) and $550 million aggregate principal amount of 2.850% senior notes due August 5, 2051 (the “2051 Notes”). Blackstone intends to use the net proceeds from the sale of the 2028 Notes, 2032 Notes and 2051 Notes for general corporate purposes, which may include funding a portion of the purchase price for the acquisition of a 9.9% equity stake in AIG’s L&R business. For additional information see Note 12. “Borrowings” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements.”
Effective August 6, 2021, The Blackstone Group Inc. changed its name to Blackstone Inc.
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
Effective August 6, 2021, The Blackstone Group Inc. changed its name to Blackstone Inc. For additional information, see Note 1. “Organization” in the “Notes to Condensed Consolidated Financial Statements” in “— Item 1. Financial Statements” and “Part II. Item 5. Other Information — Name Change.”
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
Realized Performance Compensation reflects an increase in the aggregate Realized Performance Compensation paid to certain of our professionals above the amounts allocable to them based upon the percentage participation in the relevant performance plans previously awarded to them as a result of a new compensation program that commenced during the three months ended June 30, 2021. As a result, in the three months ended June 30, 2021, Realized Performance Compensation paid to our professionals was increased by an aggregate of $15.0 million and Fee Related Compensation was decreased by a corresponding amount. These changes to Realized Performance Compensation and Fee Related Compensation reduced Net Realizations, increased Fee Related Earnings, and were neutral to Income (Loss) Before Provision (Benefit) for Taxes and had no impact to Distributable Earnings in the three months ended June 30, 2021.
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
Total and Fee-Earning Assets Under Management
Total Assets Under Management refers to the assets we manage. Our Total Assets Under Management equals the sum of:

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
Our calculations of Total Assets Under Management and Fee-Earning Assets Under Management may differ from the calculations of other asset managers, and as a result this measure may not be comparable to similar measures presented by other asset managers. In addition, our calculation of Total Assets Under Management includes commitments to, and the fair value of, invested capital in our funds from Blackstone and our personnel, regardless of whether such commitments or invested capital are subject to fees. Our definitions of Total Assets Under Management and Fee-Earning Assets Under Management are not based on any definition of total assets under management and fee-earning assets under management that is set forth in the agreements governing the investment funds that we manage.
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
Consolidated Results of Operations
Following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2021 and 2020. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended				Six Months Ended
	June 30,		2021 vs. 2020		June 30,		2021 vs. 2020
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$1,212,549	$969,728	$242,821	25%	$2,390,364	$1,904,560	$485,804	26%

Incentive Fees	33,207	15,300	17,907	117%	69,331	27,461	41,870	152%

Investment Income (Loss)
Performance Allocations
Realized	808,620	101,910	706,710	693%	1,342,987	269,440	1,073,547	398%
Unrealized	2,697,170	1,067,923	1,629,247	153%	5,161,667	(2,385,158)	7,546,825	n/m
Principal Investments
Realized	152,060	61,102	90,958	149%	507,098	109,797	397,301	362%
Unrealized	328,835	331,762	(2,927)	-1%	968,150	(627,603)	1,595,753	n/m

Total Investment Income (Loss)	3,986,685	1,562,697	2,423,988	155%	7,979,902	(2,633,524)	10,613,426	n/m

Interest and Dividend Revenue	31,017	23,924	7,093	30%	62,429	59,008	3,421	6%
Other	27,896	(55,580)	83,476	n/m	88,200	82,600	5,600	7%

Total Revenues	5,291,354	2,516,069	2,775,285	110%	10,590,226	(559,895)	11,150,121	n/m

Expenses
Compensation and Benefits
Compensation	507,104	458,457	48,647	11%	1,049,742	935,000	114,742	12%
Incentive Fee Compensation	14,431	8,432	5,999	71%	27,756	14,954	12,802	86%
Performance Allocations Compensation
Realized	347,423	38,569	308,854	801%	560,450	110,992	449,458	405%
Unrealized	1,150,219	454,813	695,406	153%	2,200,188	(942,565)	3,142,753	n/m

Total Compensation and Benefits	2,019,177	960,271	1,058,906	110%	3,838,136	118,381	3,719,755	n/m
General, Administrative and Other	205,057	169,051	36,006	21%	390,179	326,617	63,562	19%
Interest Expense	44,322	39,276	5,046	13%	89,305	80,920	8,385	10%
Fund Expenses	3,774	4,083	(309)	-8%	6,157	8,688	(2,531)	-29%

Total Expenses	2,272,330	1,172,681	1,099,649	94%	4,323,777	534,606	3,789,171	709%

Other Income (Loss)
Change in Tax Receivable Agreement Liability	(392)	76	(468)	n/m	2,518	(519)	3,037	n/m
Net Gains (Losses) from Fund Investment Activities	127,116	158,297	(31,181)	-20%	247,469	(169,077)	416,546	n/m

Total Other Income (Loss)	126,724	158,373	(31,649)	-20%	249,987	(169,596)	419,583	n/m

Income (Loss) Before Provision (Benefit) for Taxes	3,145,748	1,501,761	1,643,987	109%	6,516,436	(1,264,097)	7,780,533	n/m
Provision (Benefit) for Taxes	288,250	147,415	140,835	96%	287,803	(11,288)	299,091	n/m

Net Income (Loss)	2,857,498	1,354,346	1,503,152	111%	6,228,633	(1,252,809)	7,481,442	n/m
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	637	(3,426)	4,063	n/m	1,266	(18,895)	20,161	n/m
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	431,516	294,378	137,138	47%	818,366	(350,699)	1,169,065	n/m
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	1,116,193	495,128	621,065	125%	2,351,977	(384,989)	2,736,966	n/m

Net Income (Loss) Attributable to The Blackstone Group Inc.	$1,309,152	$568,266	$740,886	130%	$3,057,024	$(498,226)	$3,555,250	n/m

n/m     Not meaningful.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Revenues
Revenues were $5.3 billion for the three months ended June 30, 2021, an increase of $2.8 billion, or 110%, compared to $2.5 billion for the three months ended June 30, 2020. The increase in Revenues was primarily attributable to an increase of $2.4 billion in Investment Income (Loss), which is composed of increases of $1.6 billion and $797.7 million in Unrealized and Realized Investment Income (Loss), respectively.
The $1.6 billion increase in Unrealized Investment Income (Loss) was primarily attributable to net unrealized appreciation of investment holdings in the three months ended June 30, 2021 compared to net unrealized depreciation of investment holdings in the three months ended June 30, 2020. Unrealized Investment Income (Loss) in our Real Estate and Private Equity segments increased $1.0 billion and $507.8 million, respectively. Principal drivers of these increases were:

•
The increase in our Real Estate segment was primarily attributable to higher net unrealized appreciation of investment holdings in our BREP opportunistic funds in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The carrying value of investments for our BREP opportunistic funds increased 9.4% in the three months ended June 30, 2021 compared to 1.6% in the three months ended June 30, 2020.

•
The increase in our Private Equity segment was primarily attributable to higher net unrealized appreciation of investment holdings in corporate private equity and Strategic Partners in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Corporate private equity carrying value increased 13.8% in the three months ended June 30, 2021 compared to 12.8% in the three months ended June 30, 2020. Strategic Partners carrying value increased 17.7% in the three months ended June 30, 2021 compared to 3.8% in the three months ended June 30, 2020.

The $797.7 million increase in Realized Investment Income (Loss) was primarily attributable to higher realized gains in our Real Estate and Private Equity segments.
Expenses
Expenses were $2.3 billion for the three months ended June 30, 2021, an increase of $1.1 billion, compared to $1.2 billion for the three months ended June 30, 2020. The increase was primarily attributable to an increase of $1.1 billion in Total Compensation and Benefits, of which $1.0 billion was Performance Allocations Compensation. The increase in Performance Allocations Compensation was primarily due to the increase in Investment Income (Loss) – Performance Allocations, on which a portion of this compensation is based.
Other Income (Loss)
Other Income (Loss) was $126.7 million for the three months ended June 30, 2021, a decrease of $31.6 million, compared to $158.4 million for the three months ended June 30, 2020. The decrease in Other Income (Loss) was due to a decrease of $31.2 million in Net Gains (Losses) from Fund Investment Activities.
The decrease in Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities was principally driven by a decrease of $105.8 million in our Credit & Insurance segment, partially offset by increases of $35.8 million in our Private Equity segment and $34.3 million in our Real Estate segment. The decrease in our Credit & Insurance segment was primarily driven by the deconsolidation of nine CLO vehicles during the year ended December 31, 2020, as well as lower unrealized appreciation of investments in our consolidated credit funds. See Note 9. “Variable Interest Entities” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” for additional information on the deconsolidated CLO vehicles. The increase in our Private Equity segment was primarily due to higher unrealized appreciation and realized net gains of investments in our consolidated private equity funds. The increase in our Real Estate segment was primarily due to higher unrealized appreciation and realized net gains of investments in our consolidated real estate funds.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Revenues
Revenues were $10.6 billion for the six months ended June 30, 2021, an increase of $11.2 billion, compared to $(559.9) million for the six months ended June 30, 2020. The increase in Revenues was primarily attributable to an increase of $10.6 billion in Investment Income (Loss), which is composed of increases of $9.1 billion and $1.5 billion in Unrealized and Realized Investment Income (Loss), respectively.
The $9.1 billion increase in Unrealized Investment Income (Loss) was primarily attributable to net unrealized appreciation of investment holdings in the six months ended June 30, 2021 compared to net unrealized depreciation of investment holdings in the six months ended June 30, 2020. Unrealized Investment Income (Loss) in our Private Equity, Real Estate, Credit & Insurance and Hedge Fund Solutions segments increased $4.4 billion, $3.0 billion, $605.9 million and $483.7 million, respectively. Principal drivers of these increases were:

•
The increase in our Private Equity segment was primarily attributable to higher net unrealized appreciation of investment holdings in corporate private equity, Tactical Opportunities and Strategic Partners in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Corporate private equity carrying value increased 29.0% in the six months ended June 30, 2021 compared to a decrease of 12.4% in the six months ended June 30, 2020. Tactical Opportunities carrying value increased 22.1% in the six months ended June 30, 2021 compared to a decrease of 6.1% in the six months ended June 30, 2020. Strategic Partners carrying value increased 28.7% in the six months ended June 30, 2021 compared to 5.6% in the six months ended June 30, 2020.

•
The increase in our Real Estate segment was primarily attributable to higher net unrealized appreciation of investment holdings in our BREP opportunistic funds in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The carrying value of investments for our BREP opportunistic funds increased 14.9% in the six months ended June 30, 2021 compared to a decrease of 7.6% in the six months ended June 30, 2020.

•
The increase in our Credit & Insurance segment was primary attributable to net unrealized appreciation of investments in our private credit strategies in the six months ended June 30, 2021 compared to net unrealized depreciation in the six months ended June 30, 2020.

•
The increase in our Hedge Fund Solutions segment was primarily due to the net unrealized appreciation of investments of which Blackstone owns a share in the six months ended June 30, 2021 compared to net unrealized depreciation in the six months ended June 30, 2020.

The $1.5 billion increase in Realized Investment Income (Loss) was primarily attributable to higher realized gains in our Real Estate and Private Equity segments and the gain recognized in the Pátria sale transactions. For additional information, see Note 4. “Investments — Equity Method Investments” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements.”
Expenses
Expenses were $4.3 billion for the six months ended June 30, 2021, an increase of $3.8 billion, compared to $534.6 million for the six months ended June 30, 2020. The increase was primarily attributable to an increase of $3.7 billion in Total Compensation and Benefits, of which $3.6 billion was Performance Allocations Compensation. The increase in Performance Allocations Compensation was primarily due to the increase in Investment Income (Loss) – Performance Allocations, on which a portion of this compensation is based.
Other Income (Loss)
Other Income (Loss) was $250.0 million for the six months ended June 30, 2021, an increase of $419.6 million, compared to $(169.6) million for the six months ended June 30, 2020. The increase in Other Income (Loss) was due to an increase of $416.5 million in Net Gains (Losses) from Fund Investment Activities.

The increase in Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities was principally driven by increases of $203.3 million in our Private Equity segment, $138.1 million in our Real Estate segment and $67.5 million in our Credit & Insurance segment. The increase in our Private Equity segment was primarily due to unrealized appreciation of investments in our consolidated private equity funds. The increase in our Real Estate segment was primarily due to unrealized appreciation of investments in our consolidated real estate funds. The increase in our Credit & Insurance segment was primarily driven by the deconsolidation of nine CLO vehicles during the year ended December 31, 2020, as well as realized net gains of investments in our consolidated credit funds. See Note 9. “Variable Interest Entities” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” for additional information on the deconsolidated CLO vehicles.
Provision (Benefit) for Taxes
The following table summarizes Blackstone’s tax position:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in Thousands)
Income (Loss) Before Provision (Benefit) for Taxes	$3,145,748	$1,501,761	$6,516,436	$(1,264,097)
Provision (Benefit) for Taxes	$288,250	$147,415	$287,803	$(11,288)
Effective Income Tax Rate	9.2%	9.8%	4.4%	0.9%
The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

	Three Months Ended		2021	Six Months Ended		2021
	June 30,		vs.	June 30,		vs.
	2021	2020	2020	2021	2020	2020
Statutory U.S. Federal Income Tax Rate	21.0%	21.0%	—	21.0%	21.0%	—
Income Passed Through to Non-Controlling Interest Holders (a)(b)	-10.4%	-10.6%	0.2%	-10.3%	-12.9%	2.6%
State and Local Income Taxes	2.2%	2.2%	—	2.2%	0.3%	1.9%
Change in Valuation Allowance	-4.0%	-3.8%	-0.2%	-8.6%	-5.0%	-3.6%
Other (a)	0.4%	1.0%	-0.6%	0.1%	-2.5%	2.6%

Effective Income Tax Rate	9.2%	9.8%	-0.6%	4.4%	0.9%	3.5%

(a)
During the three months ended June 30, 2021, Blackstone recategorized certain components of its effective income tax reconciliation. Accordingly, certain components related to income attributable to non-controlling interest holders were recategorized from Income Passed Through to Non-Controlling Interest Holders to Other. Prior periods have been recast accordingly. The recategorization had no effect on Blackstone’s Provision (Benefit) for Taxes.

(b)	Includes income that was not taxable to Blackstone and its subsidiaries. Such income remains taxable to Blackstone’s non-controlling interest holders.
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Blackstone’s Provision (Benefit) for Taxes for the three months ended June 30, 2021 and 2020 was $288.3 million and $147.4 million, respectively. This resulted in an effective tax rate of 9.2% and 9.8%, respectively, based on our Income Before Provision (Benefit) for Taxes of $3.1 billion and $1.5 billion, respectively.
The decrease in Blackstone’s effective tax rate for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, was due to various items, none of which were significant.

Although Blackstone was a cash taxpayer for the three and six months ended June 30, 2021, unrealized gains on Investments resulted in the reduction of a previously recorded valuation allowance against Blackstone’s deferred tax asset. The reduction in the valuation allowance is recorded as an income tax benefit on the Condensed Consolidated Statement of Operations and thereby reduces the effective tax rate in the current period.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Blackstone’s Provision (Benefit) for Taxes for the six months ended June 30, 2021 and 2020 was $287.8 million and $(11.3) million, respectively. This resulted in an effective tax rate of 4.4% and 0.9%, respectively, based on our Income (Loss) Before Provision (Benefit) for Taxes of $6.5 billion and $(1.3) billion, respectively.
The increase in Blackstone’s effective tax rate for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, resulted primarily from the attribution of a portion of reported net income (loss) before taxes to non-controlling interest holders, and state taxes. This increase was partially offset by additional valuation allowance releases related to the step-up in the tax basis of investment assets.
Although Blackstone was a cash taxpayer for the three and six months ended June 30, 2021, unrealized gains on Investments resulted in the reduction of a previously recorded valuation allowance against Blackstone’s deferred tax asset. The reduction in the valuation allowance is recorded as an income tax benefit on the Condensed Consolidated Statement of Operations and thereby reduces the effective tax rate in the current period.
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
For the three months ended June 30, 2021 and 2020, the Net Income Before Taxes allocated to Blackstone personnel and others who are limited partners of Blackstone Holdings was 41.4% and 41.2%, respectively. For the six months ended June 30, 2021 and 2020, the Net Income Before Taxes allocated to Blackstone personnel and others who are limited partners of Blackstone Holdings was 41.6% and 41.4%, respectively. The respective increases of 0.2% were primarily due to the exclusion of unvested participating Blackstone Holdings Partnership Units, which are not contractually obligated to share in the losses, during the three and six months ended June 30, 2020.
The Other Income (Loss) — Change in Tax Receivable Agreement Liability was entirely allocated to The Blackstone Group Inc.

Operating Metrics
Total and Fee-Earning Assets Under Management
The following graphs and tables summarize the Fee-Earning Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the three and six months ended June 30, 2021 and 2020. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Total and Fee-Earning Assets Under Management”:

Note: Totals may not add due to rounding.

	Three Months Ended
	June 30, 2021					June 30, 2020
		Private	Hedge Fund	Credit &			Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total	Real Estate	Equity	Solutions	Insurance	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$155,851,794	$131,903,347	$76,614,206	$116,856,060	$481,225,407	$130,424,462	$128,300,802	$68,214,435	$96,115,338	$423,055,037
Inflows (a)	9,834,475	2,320,367	1,794,869	14,734,257	28,683,968	3,572,729	3,980,763	3,480,682	4,552,263	15,586,437
Outflows (b)	(581,677)	(457,610)	(8,277,079)	(2,502,137)	(11,818,503)	(730,177)	(1,945,670)	(4,548,271)	(2,080,773)	(9,304,891)

Net Inflows (Outflows)	9,252,798	1,862,757	(6,482,210)	12,232,120	16,865,465	2,842,552	2,035,093	(1,067,589)	2,471,490	6,281,546
Realizations (c)	(3,069,895)	(3,304,081)	(294,858)	(4,029,664)	(10,698,498)	(998,351)	(1,118,162)	(512,215)	(1,078,291)	(3,707,019)
Market Activity (d)(g)	4,228,796	2,013,463	2,403,014	2,894,879	11,540,152	1,991,685	66,379	3,565,510	4,572,797	10,196,371

Balance, End of Period (e)	$166,263,493	$132,475,486	$72,240,152	$127,953,395	$498,932,526	$134,260,348	$129,284,112	$70,200,141	$102,081,334	$435,825,935

Increase (Decrease)	$10,411,699	$572,139	$(4,374,054)	$11,097,335	$17,707,119	$3,835,886	$983,310	$1,985,706	$5,965,996	$12,770,898
Increase (Decrease)	7%	—	-6%	9%	4%	3%	1%	3%	6%	3%

	Six Months Ended
	June 30, 2021					June 30, 2020
		Private	Hedge Fund	Credit &			Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total	Real Estate	Equity	Solutions	Insurance	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$149,121,461	$129,539,630	$74,126,610	$116,645,413	$469,433,114	$128,214,137	$97,773,964	$75,636,004	$106,450,747	$408,074,852
Inflows (a)	18,395,652	6,788,988	3,800,855	22,920,908	51,906,403	13,001,518	39,306,793	5,847,645	8,188,108	66,344,064
Outflows (b)	(1,425,237)	(1,065,631)	(9,623,330)	(7,618,014)	(19,732,212)	(1,741,073)	(5,558,119)	(7,200,263)	(4,821,457)	(19,320,912)

Net Inflows (Outflows)	16,970,415	5,723,357	(5,822,475)	15,302,894	32,174,191	11,260,445	33,748,674	(1,352,618)	3,366,651	47,023,152
Realizations (c)	(4,925,197)	(6,375,260)	(483,294)	(7,276,868)	(19,060,619)	(3,696,112)	(2,043,516)	(646,945)	(2,508,418)	(8,894,991)
Market Activity (d)(h)	5,096,814	3,587,759	4,419,311	3,281,956	16,385,840	(1,518,122)	(195,010)	(3,436,300)	(5,227,646)	(10,377,078)

Balance, End of Period (e)	$166,263,493	$132,475,486	$72,240,152	$127,953,395	$498,932,526	$134,260,348	$129,284,112	$70,200,141	$102,081,334	$435,825,935

Increase (Decrease)	$17,142,032	$2,935,856	$(1,886,458)	$11,307,982	$29,499,412	$6,046,211	$31,510,148	$(5,435,863)	$(4,369,413)	$27,751,083
Increase (Decrease)	11%	2%	-3%	10%	6%	5%	32%	-7%	-4%	7%
Annualized Base Management Fee Rate (f)	1.12%	1.13%	0.82%	0.55%	0.93%	1.15%	0.88%	0.80%	0.57%	0.88%

	Three Months Ended
	June 30, 2021					June 30, 2020
		Private	Hedge Fund	Credit &			Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total	Real Estate	Equity	Solutions	Insurance	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$196,277,032	$211,801,085	$81,819,220	$158,905,670	$648,803,007	$160,934,849	$174,695,883	$73,720,792	$128,655,761	$538,007,285
Inflows (a)	8,879,659	7,335,028	2,197,161	18,869,609	37,281,457	4,884,629	5,202,708	3,323,861	6,857,865	20,269,063
Outflows (b)	(579,152)	(1,077,784)	(7,299,018)	(2,716,532)	(11,672,486)	(713,861)	(668,799)	(4,618,615)	(2,346,962)	(8,348,237)

Net Inflows (Outflows)	8,300,507	6,257,244	(5,101,857)	16,153,077	25,608,971	4,170,768	4,533,909	(1,294,754)	4,510,903	11,920,826
Realizations (c)	(5,306,047)	(8,633,166)	(303,557)	(5,390,278)	(19,633,048)	(2,264,204)	(2,990,225)	(516,843)	(1,579,530)	(7,350,802)
Market Activity (d)(i)(k)	8,276,744	14,196,196	2,731,457	4,045,385	29,249,782	3,882,431	7,878,568	3,758,944	6,232,836	21,752,779

Balance, End of Period (e)	$207,548,236	$223,621,359	$79,145,263	$173,713,854	$684,028,712	$166,723,844	$184,118,135	$75,668,139	$137,819,970	$564,330,088

Increase (Decrease)	$11,271,204	$11,820,274	$(2,673,957)	$14,808,184	$35,225,705	$5,788,995	$9,422,252	$1,947,347	$9,164,209	$26,322,803
Increase (Decrease)	6%	6%	-3%	9%	5%	4%	5%	3%	7%	5%

	Six Months Ended
	June 30, 2021					June 30, 2020
		Private	Hedge Fund	Credit &			Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total	Real Estate	Equity	Solutions	Insurance	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$187,191,247	$197,549,222	$79,422,869	$154,393,590	$618,556,928	$163,156,064	$182,886,109	$80,738,112	$144,342,178	$571,122,463
Inflows (a)	17,461,122	15,166,670	4,264,119	31,993,631	68,885,542	17,537,804	14,071,559	6,570,522	9,401,686	47,581,571
Outflows (b)	(2,388,253)	(1,828,756)	(8,922,346)	(8,508,421)	(21,647,776)	(1,507,549)	(1,067,275)	(7,499,898)	(5,188,261)	(15,262,983)

Net Inflows (Outflows)	15,072,869	13,337,914	(4,658,227)	23,485,210	47,237,766	16,030,255	13,004,284	(929,376)	4,213,425	32,318,588
Realizations (c)	(7,259,579)	(16,726,541)	(497,904)	(10,017,051)	(34,501,075)	(4,783,000)	(5,021,331)	(655,830)	(3,279,335)	(13,739,496)
Market Activity (d)(j)(k)	12,543,699	29,460,764	4,878,525	5,852,105	52,735,093	(7,679,475)	(6,750,927)	(3,484,767)	(7,456,298)	(25,371,467)

Balance, End of Period (e)	$207,548,236	$223,621,359	$79,145,263	$173,713,854	$684,028,712	$166,723,844	$184,118,135	$75,668,139	$137,819,970	$564,330,088

Increase (Decrease)	$20,356,989	$26,072,137	$(277,606)	$19,320,264	$65,471,784	$3,567,780	$1,232,026	$(5,069,973)	$(6,522,208)	$(6,792,375)
Increase (Decrease)	11%	13%	—	13%	11%	2%	1%	-6%	-5%	-1%

(a)
Inflows represent contributions, capital raised, other increases in available capital (recallable capital and increased side-by-side commitments), purchases, inter-segment allocations and acquisitions.

(b)	Outflows represent redemptions, client withdrawals and decreases in available capital (expired capital, expense drawdowns and decreased side-by-side commitments).
(c)	Realizations represent realization proceeds from the disposition or other monetization of assets, current income or capital returned to investors from CLOs.
(d)	Market activity includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Total and Fee-Earning Assets Under Management are reported in the segment where the assets are managed.
(f)
Annualized Base Management Fee Rate represents annualized year to date Base Management Fee divided by the average of the beginning of year and each quarter end’s Fee-Earning Assets Under Management in the reporting period.

(g)
For the three months ended June 30, 2021, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $332.1 million, $262.1 million and $599.8 million for the Real Estate, Credit & Insurance and Total segments, respectively. For the three months ended June 30, 2020, such impact was $546.9 million, $260.7 million and $809.6 million for the Real Estate, Credit & Insurance and Total segments, respectively.

(h)
For the six months ended June 30, 2021, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $(777.3) million, $130.7 million and $(659.6) million for the Real Estate, Credit & Insurance and Total segments, respectively. For the six months ended June 30, 2020, such impact was $(211.6) million, $(14.4) million and $(223.9) million for the Real Estate, Credit & Insurance and Total segments, respectively.

(i)
For the three months ended June 30, 2021, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $452.1 million, $68.4 million, $361.8 million and $882.3 million for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively. For the three months ended June 30, 2020, such impact was $1.0 billion, $37.0 million, $336.4 million and $1.4 billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively.

(j)
For the six months ended June 30, 2021, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(1.2) billion, $(262.2) million, $115.5 million and $(1.3) billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively. For the six months ended June 30, 2020, such impact was $(471.6) million, $(564.6) million, $(65.6) million and $(1.1) billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively.

(k)
Effective in the three months ended June 30, 2021, the methodology for Total Assets Under Management was updated to exclude permanent fund leverage where the intended use is not for investing purposes. Funds without an adjustment were either already applying the methodology in reporting Total Assets Under Management or the update was not applicable. Additional detail on these adjustments is included below:

	Three Months Ended June 30, 2021
		Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total
	(Dollars in Thousands)
Market Activity	$10,103,225	$14,196,196	$2,731,457	$4,045,385	$31,076,263
One-Time Methodology Adjustment	(1,826,481)	—	—	—	(1,826,481)

Reported Market Activity	$8,276,744	$14,196,196	$2,731,457	$4,045,385	$29,249,782

	Six Months Ended June 30, 2021
		Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total
	(Dollars in Thousands)
Market Activity	$14,370,180	$29,460,764	$4,878,525	$5,852,105	$54,561,574
One-Time Methodology Adjustment	(1,826,481)	—	—	—	(1,826,481)

Reported Market Activity	$12,543,699	$29,460,764	$4,878,525	$5,852,105	$52,735,093

Fee-Earning Assets Under Management
Fee-Earning Assets Under Management were $498.9 billion at June 30, 2021, an increase of $17.7 billion, compared to $481.2 billion at March 31, 2021. The net increase was due to:

•	Inflows of $28.7 billion related to:

o
$14.7 billion in our Credit & Insurance segment driven by $5.5 billion from direct lending, $4.1 billion from certain liquid credit and MLP strategies, $3.6 billion from CLOs, $2.0 billion from BIS, $1.2 billion from our structured products group, $435.3 million from mezzanine funds, $245.3 million from stressed/distressed strategies and $189.5 million from energy strategies, all partially offset by $2.5 billion of allocations to various strategies and other segments,

o
$9.8 billion in our Real Estate segment driven by $5.8 billion from BREIT, $3.0 billion from BREDS due to capital being deployed (this amount was previously reflected in Inflows for Total Assets Under Management at each capital closing of the fund), $453.3 million from BPP Europe and co-investment and $437.0 million from BPP U.S. and co-investment,

o	$2.3 billion in our Private Equity segment driven by $958.8 million from Strategic Partners, $922.6 million from corporate private equity and $527.3 million from Tactical Opportunities, and

o
$1.8 billion in our Hedge Fund Solutions segment driven by $1.2 billion from individual investor and specialized solutions, $333.9 million from commingled products and $310.1 million from customized solutions.

•	Market activity of $11.5 billion primarily attributable to:

o
$4.2 billion of market appreciation in our Real Estate segment driven by appreciation of $3.9 billion from Core+ real estate, $199.6 million from BREDS and $128.8 million from BREP opportunistic and co-investment, all of which included $332.1 million of foreign exchange appreciation across the segment,

o
$2.9 billion of market appreciation in our Credit & Insurance segment driven by appreciation of $2.3 billion from certain liquid credit and MLP strategies, $341.3 million from CLOs and $274.5 million from direct lending, partially offset by $116.4 million of market depreciation from energy strategies, all of which included $262.1 million of foreign exchange appreciation across the segment,

o	$2.4 billion of market appreciation in our Hedge Fund Solutions segment driven by returns from BAAM’s Principal Solutions Composite of 3.5% gross (3.2% net), and

o	$2.0 billion of market appreciation in our Private Equity segment driven by $1.3 billion from Strategic Partners and $724.0 million from BIP.
Offsetting these increases were:

•	Outflows of $11.8 billion primarily attributable to:

o
$8.3 billion in our Hedge Fund Solutions segment driven by $6.4 billion from customized solutions, $1.3 billion from commingled products and $584.1 million from individual investor and specialized solutions, and

o	$2.5 billion in our Credit & Insurance segment driven by $1.4 billion from certain liquid credit and MLP strategies, $331.1 million from BIS and $107.9 million from stressed/distressed strategies.

•	Realizations of $10.7 billion driven by:

o
$4.0 billion in our Credit & Insurance segment driven by $2.2 billion from CLOs, $635.0 million from direct lending, $624.3 million from stressed/distressed strategies, $225.2 million from mezzanine funds, $196.6 million from energy strategies and $159.1 million from certain liquid credit and MLP strategies,

o	$3.3 billion in our Private Equity segment driven by $1.3 billion from Strategic Partners, $1.1 billion from corporate private equity and $878.5 million from Tactical Opportunities, and

o	$3.1 billion in our Real Estate segment driven by $1.2 billion from BREP opportunistic funds and co-investment, $969.5 million from BREDS and $857.7 million from Core+ real estate.
Fee-Earning Assets Under Management were $498.9 billion at June 30, 2021, an increase of $29.5 billion, compared to $469.4 billion at December 31, 2020. The net increase was due to:

•	Inflows of $51.9 billion related to:

o
$22.9 billion in our Credit & Insurance segment driven by $8.8 billion from direct lending, $5.4 billion from certain liquid credit and MLP strategies, $3.6 billion from CLOs, $2.3 billion from BIS, $1.3 billion from our structured products group, $869.5 million from mezzanine funds, $349.1 million from stressed/distressed strategies and $304.9 million from energy strategies,

o
$18.4 billion in our Real Estate segment driven by $8.9 billion from BREIT, $5.9 billion from BREDS due to capital being deployed (this amount was previously reflected in Inflows for Total Assets Under Management at each capital closing of the fund), $2.0 billion from BPP Life Sciences, $638.4 million from BPP U.S. and co-investment, $463.3 million from BPP Europe and co-investment, $326.8 million from BREP opportunistic funds and co-investment and $198.3 million from BPP Asia,

o
$6.8 billion in our Private Equity segment driven by $2.5 billion from corporate private equity, $1.4 billion from BXG, $1.2 billion from Tactical Opportunities, $1.0 billion from Strategic Partners and $659.1 million from multi-asset products, and

o
$3.8 billion in our Hedge Fund Solutions segment driven by $2.5 billion from individual investor and specialized solutions, $727.8 million from customized solutions and $547.0 million from commingled products.

•	Market activity of $16.4 billion primarily attributable to:

o
$5.1 billion of market appreciation in our Real Estate segment driven by appreciation of $5.7 billion from Core+ real estate and $200.6 million from BREDS, partially offset by foreign exchange depreciation of $396.4 million from Core+ real estate and $381.3 million from BREP opportunistic and co-investment,

o	$4.4 billion of market appreciation in our Hedge Fund Solutions segment driven by returns from BAAM’s Principal Solutions Composite of 6.0% gross (5.5% net),

o	$3.6 billion of market appreciation in our Private Equity segment driven by $2.1 billion from Strategic Partners and $1.5 billion from BIP, and

o
$3.3 billion of market appreciation in our Credit & Insurance segment driven by appreciation of $2.6 billion from certain liquid credit and MLP strategies, $332.9 million from CLOs and $319.9 million from direct lending, partially offset by $116.4 million of market depreciation from energy strategies, all of which included $130.7 million of foreign exchange appreciation across the segment.

Offsetting these increases were:

•	Outflows of $19.7 billion primarily attributable to:

o
$9.6 billion in our Hedge Fund Solutions segment driven by $6.7 billion from customized solutions, $1.5 billion from individual investor and specialized solutions and $1.4 billion from commingled products,

o
$7.6 billion in our Credit & Insurance segment driven by $3.8 billion from certain liquid credit and MLP strategies, $2.7 billion from BIS, $469.3 million from CLOs and $307.4 million from stressed/distressed strategies,

o	$1.4 billion in our Real Estate segment driven by $876.0 million from BREIT, $370.1 million from BPP U.S. and co-investment and $141.0 million from BREDS, and

o	$1.1 billion in our Private Equity segment driven by $418.1 million from Tactical Opportunities, $386.0 million from multi-asset products and $245.5 million from Strategic Partners.

•	Realizations of $19.1 billion primarily driven by:

o
$7.3 billion in our Credit & Insurance segment driven by $2.9 billion from CLOs, $1.8 billion from direct lending, $996.4 million from stressed/distressed strategies, $866.6 million from mezzanine funds, $355.0 million from energy strategies and $319.1 million from certain liquid credit and MLP strategies,

o	$6.4 billion in our Private Equity segment driven by $2.4 billion from corporate private equity, $2.2 billion from Strategic Partners and $1.6 billion from Tactical Opportunities, and

o	$4.9 billion in our Real Estate segment driven by $1.8 billion from BREP opportunistic funds and co-investment, $1.7 billion from BREDS and $1.5 billion from Core+ real estate.
Total Assets Under Management
Total Assets Under Management were $684.0 billion at June 30, 2021, an increase of $35.2 billion, compared to $648.8 billion at March 31, 2021. The net increase was due to:

•	Inflows of $37.3 billion primarily related to:

o
$18.9 billion in our Credit & Insurance segment driven by $9.5 billion from direct lending (which exceeds Fee-Earning Assets Under Management inflows principally due to certain funds charging fees on net assets versus gross assets), $4.3 billion from certain liquid credit and MLP strategies, $3.6 billion from CLOs, $2.0 billion from BIS, $981.3 million from mezzanine funds and $868.6 million from our structured products group, all partially offset by $2.4 billion of allocations to various strategies and other segments,

o
$8.9 billion in our Real Estate segment driven by $5.8 billion from BREIT, $1.2 billion from BREDS, $911.0 million from BPP Europe and co-investment, $437.2 million from BPP U.S. and co-investment, $243.8 million from BPP Life Sciences, $175.6 million from BREP opportunistic funds and $125.4 million from BPP Asia,

o	$7.3 billion in our Private Equity segment driven by $3.6 billion from Strategic Partners, $2.5 billion from corporate private equity and $1.1 billion from Tactical Opportunities, and

o
$2.2 billion in our Hedge Fund Solutions segment driven by $1.4 billion from individual investor and specialized solutions, $429.3 million from commingled products and $356.8 million from customized solutions.

•	Market activity of $29.2 billion primarily driven by:

o
$14.2 billion of market appreciation in our Private Equity segment driven by carrying value increases in corporate private equity, Tactical Opportunities and Strategic Partners of 13.8%, 7.2% and 17.7%, during the quarter, respectively, which includes $68.4 million of foreign exchange appreciation across the segment,

o
$8.3 billion of market appreciation in our Real Estate segment driven by carrying value increases in opportunistic and Core+ real estate of 9.4% and 5.7%, during the quarter, respectively, which includes $452.1 million of foreign exchange appreciation across the segment,

o
$4.0 billion of market appreciation in our Credit & Insurance segment driven by appreciation of $2.5 billion from certain liquid credit and MLP strategies, $520.2 million from direct lending, $290.9 million from mezzanine funds, $262.2 million from CLOs, $213.9 million from stressed/distressed strategies and $180.0 million from energy strategies, all of which included $361.8 million of foreign exchange appreciation across the segment, and

o	$2.7 billion of market appreciation in our Hedge Fund Solutions segment driven by reasons noted above in Fee-Earning Assets Under Management.
Total Assets Under Management market activity in our Real Estate and Private Equity segments generally represents the change in fair value of the investments held and typically exceeds the Fee-Earning Assets Under Management market activity.
Offsetting these increases were:

•	Realizations of $19.6 billion primarily driven by:

o	$8.6 billion in our Private Equity segment driven by $4.0 billion from corporate private equity, $2.6 billion from Strategic Partners and $1.8 billion from Tactical Opportunities,

o
$5.4 billion in our Credit & Insurance segment driven by $2.1 billion from CLOs, $1.1 billion from direct lending, $1.1 billion from stressed/distressed strategies, $508.1 million from mezzanine funds, $355.6 million from energy strategies and $173.1 million from certain liquid credit and MLP strategies, and

o	$5.3 billion in our Real Estate segment driven by $4.0 billion from BREP opportunistic and co-investment, $877.7 million from Core+ real estate and $461.4 million from BREDS.
Total Assets Under Management realizations in our Real Estate and Private Equity segments generally represents the total proceeds and typically exceeds the Fee-Earning Assets Under Management realizations which generally represents only the invested capital.

•	Outflows of $11.7 billion primarily attributable to:

o
$7.3 billion in our Hedge Fund Solutions segment driven by $5.3 billion from customized solutions, $1.4 billion from commingled products and $587.9 million from individual investor and specialized solutions,

o	$2.7 billion in our Credit & Insurance segment driven by $1.5 billion from certain liquid credit and MLP strategies, $534.4 million from CLOs and $347.2 million from BIS, and

o	$1.1 billion on our Private Equity segment driven by $600.3 million from Tactical Opportunities and $183.2 million from multi-asset products.
Total Assets Under Management were $684.0 billion at June 30, 2021, an increase of $65.5 billion, or 11%, compared to $618.6 billion at December 31, 2020. The net increase was due to:

•	Inflows of $68.9 billion primarily related to:

o
$32.0 billion in our Credit & Insurance segment driven by $16.6 billion from direct lending (which exceeds Fee-Earning Assets Under Management inflows principally due to certain funds charging fees on net assets versus gross assets), $5.2 billion from certain liquid credit and MLP strategies, $3.7 billion from CLOs, $2.7 billion from our structured products group, $2.0 billion from BIS and $1.5 billion from mezzanine funds,

o
$17.5 billion in our Real Estate segment driven by $9.3 billion from BREIT, $4.1 billion from BPP Life Sciences, $1.6 billion from BREDS, $1.0 billion from BPP Europe and co-investment, $639.3 million from BPP U.S. and co-investment, $533.1 million from BREP opportunistic funds and $286.4 million from BPP Asia,

o
$15.2 billion in our Private Equity segment driven by $6.2 billion from corporate private equity, $4.2 billion from Strategic Partners, $2.3 billion from Tactical Opportunities, $1.9 billion from BXG and $481.3 million from multi-asset products, and

o
$4.3 billion in our Hedge Fund Solutions segment driven by $3.0 billion from individual investor and specialized solutions, $654.9 million from customized solutions and $621.3 million from commingled products.

•	Market activity of $52.7 billion primarily driven by:

o
$29.5 billion of market appreciation in our Private Equity segment driven by carrying value increases in corporate private equity, Tactical Opportunities and Strategic Partners of 29.0%, 22.1% and 28.7%, during the year, respectively, which includes $262.2 million of foreign exchange depreciation across the segment,

o
$12.5 billion of market appreciation in our Real Estate segment driven by carrying value increases in opportunistic and Core+ real estate of 14.9% and 9.0%, during the year, respectively, which includes $1.2 billion of foreign exchange depreciation across the segment,

o
$5.9 billion of market appreciation in our Credit & Insurance segment driven by appreciation of $3.1 billion from certain liquid credit and MLP strategies, $715.7 million from mezzanine funds, $908.8 million from direct lending, $596.1 million from stressed/distressed strategies and $534.5 million from energy strategies, all of which included $115.5 million of foreign exchange appreciation across the segment, and

o	$4.9 billion of market appreciation in our Hedge Fund Solutions segment driven by reasons noted above in Fee-Earning Assets Under Management.
Total Assets Under Management market activity in our Real Estate and Private Equity segments generally represents the change in fair value of the investments held and typically exceeds the Fee-Earning Assets Under Management market activity.
Offsetting these increases were:

•	Realizations of $34.5 billion primarily driven by:

o
$16.7 billion in our Private Equity segment driven by $7.8 billion from corporate private equity, $4.2 billion from Strategic Partners, $4.1 billion from Tactical Opportunities, $278.6 million from BXG, $162.3 million from BIP and $151.2 million from BXLS,

o
$10.0 billion in our Credit & Insurance segment driven by $2.9 billion from CLOs, $2.7 billion from direct lending, $1.9 billion from mezzanine funds, $1.6 billion from stressed/distressed strategies, $573.1 million from energy strategies and $347.5 million from certain liquid credit and MLP strategies, and

o	$7.3 billion in our Real Estate segment driven by $4.9 billion from BREP opportunistic and co-investment, $1.5 billion from Core+ real estate and $845.3 million from BREDS.
Total Assets Under Management realizations in our Real Estate and Private Equity segments generally represents the total proceeds and typically exceeds the Fee-Earning Assets Under Management realizations which generally represents only the invested capital.

•	Outflows of $21.6 billion primarily attributable to:

o
$8.9 billion in our Hedge Fund Solutions segment driven by $5.6 billion from customized solutions, $1.8 billion from individual investor and specialized solutions and $1.5 billion from commingled products,

o
$8.5 billion in our Credit & Insurance segment driven by $4.0 billion from certain liquid credit and MLP strategies, $2.6 billion from BIS, $588.7 million from direct lending, $587.0 million from CLOs, $213.9 million from stressed/distressed strategies, $141.4 million from our structured products group and $106.3 million from energy strategies,

o	$2.4 billion in our Real Estate segment driven by $1.3 billion from Core+ real estate, $738.8 million from BREDS and $365.0 million from BREP opportunistic funds and co-investment, and

o
$1.8 billion in our Private Equity segment driven by $845.1 million from Tactical Opportunities, $390.1 million from Strategic Partners, $281.5 million from multi-asset products and $160.0 million from corporate private equity.

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

Net Accrued Performance Revenues
The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of June 30, 2021 and 2020. Net Accrued Performance Revenues excludes Performance Revenues realized but not yet distributed as of the respective quarter end and clawback amounts, if any, which are disclosed in Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. See “— Non-GAAP Financial Measures” for our reconciliation of Net Accrued Performance Revenues.

	June 30,
	2021	2020
	(Dollars in Millions)
Real Estate
BREP IV	$19	$7
BREP V	26	1
BREP VI	42	45
BREP VII	300	238
BREP VIII	626	604
BREP IX	359	6
BREP Europe IV	89	105
BREP Europe V	312	99
BREP Europe VI	60	—
BREP Asia I	107	85
BREP Asia II	98	—
BPP	265	225
BREIT	247	—
BREDS	32	3
BTAS	6	22

Total Real Estate (a)	2,591	1,441

Private Equity
BCP IV	9	19
BCP V	39	—
BCP VI	740	521
BCP VII	1,351	307
BCP VIII	89	—
BCP Asia I	213	18
BEP I	28	63
BEP III	47	3
BCEP I	170	43
Tactical Opportunities (b)	432	55
Strategic Partners	262	155
BIP	81	—
BXLS	23	8
BTAS/Other	151	7

Total Private Equity (a)	3,637	1,199

Hedge Fund Solutions	300	26

Credit & Insurance	233	42

Total Blackstone Net Accrued Performance Revenues	$6,761	$2,708

Note:	Totals may not add due to rounding.
(a)	Real Estate and Private Equity include co-investments, as applicable.
(b)	Tactical Opportunities includes Blackstone Growth.
For the twelve months ended June 30, 2021, Net Accrued Performance Revenues receivable increased due to Net Performance Revenues of $6.1 billion offset by net realized distributions of $2.0 billion.

Invested Performance Eligible Assets Under Management
The following presents our Invested Performance Eligible Assets Under Management as of quarter end for each period:

Note:	Totals may not add due to rounding.

Perpetual Capital
The following presents our Perpetual Capital Total Assets Under Management as of quarter end for each period:

Note:	Totals may not add due to rounding.
Investment Records
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

The following table presents the investment record of our significant drawdown funds from inception through June 30, 2021:

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars/Euros in Thousands, Except Where Noted)

Real Estate
Pre-BREP	$ 140,714	$ —	$ —	n/a	—	$ 345,190	2.5x	$ 345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	n/a	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	n/a	—	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	n/a	—	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	67,097	1.3x	56%	4,579,740	1.7x	4,646,837	1.7x	13%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	231,857	255,300	1.1x	58%	13,090,349	2.4x	13,345,649	2.3x	12%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,444	550,596	493,096	2.3x	77%	27,272,291	2.5x	27,765,387	2.5x	13%	13%
BREP VII (Aug 2011 / Apr 2015)	13,496,823	1,525,932	5,918,553	1.3x	6%	23,280,621	2.1x	29,199,174	1.9x	22%	14%
BREP VIII (Apr 2015 / Jun 2019)	16,576,617	2,571,042	14,572,997	1.3x	—	14,848,690	2.4x	29,421,687	1.7x	29%	15%
*BREP IX (Jun 2019 / Dec 2024)	21,007,890	11,839,168	12,675,878	1.4x	7%	1,585,131	1.7x	14,261,009	1.4x	n/m	29%

Total Global BREP	$ 73,122,355	$ 16,718,595	$ 33,982,921	1.4x	6%	$ 92,191,740	2.3x	$ 126,174,661	1.9x	18%	16%

BREP Int’l (Jan 2001 / Sep 2005)	€ 824,172	€ —	€ —	n/a	—	€ 1,373,170	2.1x	€ 1,373,170	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008) (e)	1,629,748	—	—	n/a	—	2,576,670	1.8x	2,576,670	1.8x	8%	8%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,167	460,260	339,108	0.5x	—	5,738,120	2.5x	6,077,228	2.1x	20%	14%
BREP Europe IV (Sep 2013 / Dec 2016)	6,675,950	1,328,875	2,226,614	1.4x	—	9,238,374	1.9x	11,464,988	1.8x	20%	14%
BREP Europe V (Dec 2016 / Oct 2019)	7,937,730	1,579,708	8,147,321	1.4x	—	1,530,272	2.5x	9,677,593	1.5x	41%	11%
*BREP Europe VI (Oct 2019 / Apr 2025)	9,835,049	6,410,782	3,935,114	1.2x	2%	9,200	n/a	3,944,314	1.2x	n/m	13%

Total BREP Europe	€ 30,107,816	€ 9,779,625	€ 14,648,157	1.3x	1%	€ 20,465,806	2.1x	€ 35,113,963	1.7x	16%	12%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars/Euros in Thousands, Except Where Noted)

Real Estate (continued)
BREP Asia I (Jun 2013 / Dec 2017)	$ 4,261,983	$ 916,901	$ 2,505,476	1.4x	17%	$ 5,788,923	2.1x	$ 8,294,399	1.8x	21%	13%
*BREP Asia II (Dec 2017 / Jun 2023)	7,349,172	3,091,837	5,381,616	1.3x	5%	491,184	1.7x	5,872,800	1.3x	55%	11%
BREP Co-Investment (f)	7,055,974	32,158	670,425	1.6x	1%	14,812,488	2.2x	15,482,913	2.2x	16%	16%

Total BREP	$ 127,579,181	$ 32,356,170	$ 59,378,266	1.3x	5%	$ 138,957,222	2.2x	$ 198,335,488	1.9x	17%	15%

*Core+ BPP (Various) (g)	$ n/a	$ n/a	$ 48,143,297	n/a	—	$ 8,480,471	n/a	$ 56,623,768	n/a	n/a	9%
*Core+ BREIT (Various) (h)	n/a	n/a	31,518,967	n/a	—	1,008,038	n/a	32,527,005	n/a	n/a	11%
*BREDS High-Yield (Various) (i)	19,991,125	7,767,589	5,179,211	1.1x	—	13,732,462	1.3x	18,911,673	1.2x	11%	10%
Private Equity
Corporate Private Equity
BCP I (Oct 1987 / Oct 1993)	$ 859,081	$ —	$ —	n/a	—	$ 1,741,738	2.6x	$ 1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	n/a	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	n/a	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	16,589	n/a	—	2,953,649	1.4x	2,970,238	1.4x	6%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	179,524	118,662	1.3x	—	21,478,010	2.9x	21,596,672	2.8x	36%	36%
BCP V (Dec 2005 / Jan 2011)	21,009,112	1,035,259	553,720	37.5x	98%	37,876,327	1.9x	38,430,047	1.9x	8%	8%
BCP VI (Jan 2011 / May 2016)	15,202,246	1,164,816	11,003,889	2.0x	52%	20,142,109	2.1x	31,145,998	2.1x	17%	13%
BCP VII (May 2016 / Feb 2020)	18,846,349	1,622,124	27,335,958	1.8x	34%	5,130,267	1.9x	32,466,225	1.8x	29%	21%
*BCP VIII (Feb 2020 / Feb 2026)	24,884,732	21,948,631	4,226,476	1.5x	6%	—	n/a	4,226,476	1.5x	n/a	n/m
Energy I (Aug 2011 / Feb 2015)	2,441,558	142,138	728,983	1.4x	64%	3,618,876	1.9x	4,347,859	1.8x	14%	11%
Energy II (Feb 2015 / Feb 2020)	4,914,647	833,132	4,214,573	1.3x	20%	1,197,747	0.9x	5,412,320	1.2x	-8%	2%
*Energy III (Feb 2020 / Feb 2026)	4,257,011	3,679,798	1,091,715	2.1x	75%	238,516	2.0x	1,330,231	2.0x	94%	95%
*BCP Asia I (Dec 2017 / Dec 2023)	2,414,503	1,370,026	3,079,369	3.1x	58%	603,472	4.8x	3,682,841	3.3x	97%	65%
BCP Asia II (TBD)	5,243,475	5,243,475	—	n/a	—	—	n/a	—	n/a	n/a	n/a
Core Private Equity I (Jan 2017 / Mar 2021) (j)	4,756,020	1,076,792	7,024,913	1.8x	—	1,284,639	2.3x	8,309,552	1.9x	31%	25%
*Core Private Equity II (Mar 2021 / Mar 2026) (j)	8,165,403	8,156,099	(4,266)	n/a	—	—	n/a	(4,266)	n/a	n/a	n/a

Total Corporate Private Equity	$ 127,233,171	$ 46,476,389	$ 59,390,581	1.8x	33%	$ 108,706,857	2.1x	$ 168,097,438	2.0x	16%	15%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars/Euros in Thousands, Except Where Noted)
Private Equity (continued)
Tactical Opportunities
*Tactical Opportunities (Various)	$ 22,862,522	$ 7,088,393	$ 14,979,562	1.5x	20%	$ 14,307,619	1.8x	$ 29,287,181	1.6x	17%	13%
*Tactical Opportunities Co-Investment and Other (Various)	9,238,885	1,445,766	4,253,052	1.4x	6%	6,072,437	1.6x	10,325,489	1.5x	20%	16%

Total Tactical Opportunities	$ 32,101,407	$ 8,534,159	$ 19,232,614	1.5x	17%	$ 20,380,056	1.7x	$ 39,612,670	1.6x	18%	14%

*Blackstone Growth (Jul 2020 / Jul 2025)	$ 4,761,851	$ 3,500,609	$ 2,101,698	1.6x	46%	$ 220,087	3.8x	$ 2,321,785	1.7x	n/m	n/m
Strategic Partners (Secondaries)
Strategic Partners I-V (Various) (k)	11,863,351	1,047,300	722,607	n/m	—	17,234,545	n/m	17,957,152	1.6x	n/a	13%
Strategic Partners VI (Apr 2014 / Apr 2016) (k)	4,362,750	1,316,363	1,278,661	n/m	—	3,596,948	n/m	4,875,609	1.5x	n/a	15%
Strategic Partners VII (May 2016 / Mar 2019) (k)	7,489,970	2,049,841	5,268,290	n/m	—	3,509,459	n/m	8,777,749	1.6x	n/a	20%
Strategic Partners Real Assets II (May 2017 / Jun 2020) (k)	1,749,807	379,942	1,047,927	n/m	—	535,504	n/m	1,583,431	1.2x	n/a	12%
*Strategic Partners VIII (Mar 2019 / Jul 2023) (k)	10,763,600	5,454,255	5,691,944	n/m	—	1,991,266	n/m	7,683,210	1.5x	n/a	44%
*Strategic Partners Real Estate, SMA and Other (Various) (k)	7,878,498	2,537,778	2,999,839	n/m	—	2,015,737	n/m	5,015,576	1.3x	n/a	15%
*Strategic Partners Infra III (Jun 2020 / Jul 2024) (k)	3,250,100	2,627,042	101,030	n/m	—	14,819	n/a	115,849	1.7x	n/a	n/m

Total Strategic Partners (Secondaries)	$ 47,358,076	$ 15,412,521	$ 17,110,298	n/m	—	$ 28,898,278	n/m	$ 46,008,576	1.5x	n/a	15%

*Infrastructure (Various)	$ 13,658,063	$ 9,103,132	$ 6,168,496	1.4x	49%	$ —	n/a	$ 6,168,496	1.4x	n/a	20%
Life Sciences
Clarus IV (Jan 2018 / Jan 2020)	910,000	275,501	821,098	1.5x	5%	34,970	0.8x	856,068	1.5x	-27%	16%
*BXLS V (Jan 2020 / Jan 2025)	4,772,543	4,124,567	822,115	1.4x	15%	—	n/a	822,115	1.4x	n/a	n/m

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars/Euros in Thousands, Except Where Noted)

Credit
Mezzanine / Opportunistic I (Jul 2007 / Oct 2011)	$ 2,000,000	$ 97,114	$ 20,784	1.1x	—	$ 4,775,786	1.6x	$ 4,796,570	1.6x	n/a	17%
Mezzanine / Opportunistic II (Nov 2011 / Nov 2016)	4,120,000	1,013,932	876,247	0.6x	—	5,787,118	1.6x	6,663,365	1.3x	n/a	10%
Mezzanine / Opportunistic III (Sep 2016 / Jan 2021)	6,639,133	1,073,044	5,120,278	1.1x	—	3,756,163	1.7x	8,876,441	1.3x	n/a	11%
*Mezzanine / Opportunistic IV (Jan 2021 / Jan 2026)	3,738,771	3,304,044	444,960	1.0x	—	5,321	n/a	450,281	1.0x	n/a	n/a
Stressed / Distressed I (Sep 2009 / May 2013)	3,253,143	76,000	—	n/a	—	5,776,922	1.3x	5,776,922	1.3x	n/a	9%
Stressed / Distressed II (Jun 2013 / Jun 2018)	5,125,000	547,430	642,546	0.7x	—	4,956,906	1.2x	5,599,452	1.1x	n/a	1%
*Stressed / Distressed III (Dec 2017 / Dec 2022)	7,356,380	3,665,909	2,142,557	1.0x	—	2,002,481	1.4x	4,145,038	1.1x	n/a	8%
Energy I (Nov 2015 / Nov 2018)	2,856,867	1,003,583	1,437,797	1.0x	—	1,523,775	1.6x	2,961,572	1.3x	n/a	8%
*Energy II (Feb 2019 / Feb 2024)	3,616,081	2,639,556	1,109,599	1.1x	—	338,649	1.7x	1,448,248	1.2x	n/a	27%
European Senior Debt I (Feb 2015 / Feb 2019)	€ 1,964,689	€ 262,076	€ 1,403,591	1.0x	—	€ 1,824,750	1.4x	€ 3,228,341	1.2x	n/a	6%
*European Senior Debt II (Jun 2019 / Jun 2024)	€ 4,088,344	€ 3,344,258	€ 1,777,997	1.0x	—	€ 581,142	1.2x	€ 2,359,139	1.1x	n/a	19%

Total Credit Drawdown Funds (l)	$ 45,611,033	$ 17,697,364	$ 15,567,813	1.0x	—	$ 31,707,914	1.4x	$ 47,275,727	1.3x	n/a	10%

*Direct Lending BDC (Various) (m)	$ 3,926,295	$ 356,250	$ 3,741,102	n/a	—	$ 379,307	n/a	$ 4,120,409	n/a	n/a	10%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
*	Represents funds that are currently in their investment period and open-ended funds.
(a)	Excludes investment vehicles where Blackstone does not earn fees.
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
(d)
Unless otherwise indicated, Net Internal Rate of Return (“IRR”) represents the annualized inception to June 30, 2021 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of limited partner cash flows. Initial inception date of cash flows may differ from the Investment Period Beginning Date.

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

(h)
Unrealized Investment Value reflects BREIT’s net asset value as of June 30, 2021. Realized Investment Value represents BREIT’s cash distributions, net of servicing fees. The BREIT net return reflects a per share blended return, assuming BREIT had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BREIT. These returns are not representative of the returns experienced by any particular investor or share class. Inception to date net returns are presented on an annualized basis and are from January 1, 2017. Committed Capital and Available Capital are not regularly reported to investors in our Core+ strategy and are not applicable in the context of this vehicle.

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
(m)
Unrealized Investment Value reflects BXSL’s net asset value as of June 30, 2021. Realized Investment Value represents BXSL’s cash distributions. BXSL’s net return is annualized and calculated since inception starting on November 20, 2018, as the change in net asset value (“NAV”) per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company’s dividend reinvestment plan) divided by the beginning NAV per share.

Segment Analysis
Discussed below is our Segment Distributable Earnings for each of our segments. This information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources. References to “our” sectors or investments may also refer to portfolio companies and investments of the underlying funds that we manage.
Real Estate
The following table presents the results of operations for our Real Estate segment:

Three Months Ended	Six Months Ended
June 30,	2021 vs. 2020	June 30,	2021 vs. 2020
2021	2020	$	%	2021	2020	$	%
(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$453,664	$382,704	$70,960	19%	$880,850	$754,142	$126,708	17%
Transaction and Other Fees, Net	38,080	32,039	6,041	19%	64,099	55,063	9,036	16%
Management Fee Offsets	(493)	(2,436)	1,943	-80%	(2,116)	(10,777)	8,661	-80%

Total Management Fees, Net	491,251	412,307	78,944	19%	942,833	798,428	144,405	18%
Fee Related Performance Revenues	33,776	6,505	27,271	419%	189,168	11,056	178,112	n/	m
Fee Related Compensation	(121,957)	(116,640)	(5,317)	5%	(310,449)	(236,936)	(73,513)	31%
Other Operating Expenses	(54,760)	(44,525)	(10,235)	23%	(99,122)	(85,001)	(14,121)	17%

Fee Related Earnings	348,310	257,647	90,663	35%	722,430	487,547	234,883	48%

Realized Performance Revenues	351,053	34,209	316,844	926%	439,691	77,929	361,762	464%
Realized Performance Compensation	(154,928)	(12,547)	(142,381)	n/	m	(177,690)	(25,939)	(151,751)	585%
Realized Principal Investment Income	28,129	1,573	26,556	n/	m	128,949	8,873	120,076	n/	m

Net Realizations	224,254	23,235	201,019	865%	390,950	60,863	330,087	542%

Segment Distributable Earnings	$572,564	$280,882	$291,682	104%	$1,113,380	$548,410	$564,970	103%

n/m    Not meaningful.
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Segment Distributable Earnings were $572.6 million for the three months ended June 30, 2021, an increase of $291.7 million, or 104%, compared to $280.9 million for the three months ended June 30, 2020. The increase in Segment Distributable Earnings was attributable to increases of $90.7 million in Fee Related Earnings and $201.0 million in Net Realizations.
Segment Distributable Earnings in our Real Estate segment in the second quarter of 2021 were higher compared to the second quarter of 2020. This was primarily driven by increased Net Realizations, as well as an increase in Fee Related Earnings due to growth in Fee-Earning Assets Under Management and the crystallization of performance revenues for certain vehicles, partially offset by an increase in Other Operating Expenses. Continued favorable market conditions have contributed to significant realization and capital deployment opportunities. We have also benefited from fundraising momentum in our perpetual capital strategies, which represent an increasing percentage of our Total Assets Under Management. Broad-based economic recovery and activity in the U.S. have continued to accelerate following meaningful progress on
COVID-19
vaccine distribution, the easing of shutdowns and other restrictions and support from previously implemented fiscal and monetary stimulus. We are also seeing early signs of recovery in certain investments in our real estate portfolio, such as those in hospitality and leisure, that have been materially impacted by the
COVID-19
pandemic. Nevertheless, both in the U.S. and abroad, there is continued uncertainty regarding the trajectory of a continuing recovery, particularly given the potential for an increase in
COVID-19
infection levels globally as a result of new variants. The global economic recovery could remain uneven with dispersion across sectors and regions. Inflation in the U.S. is showing signs of acceleration, although this rise may be a temporary result from lingering
COVID-19-related
supply chain issues. Higher inflation would potentially negatively impact certain real estate assets, such as those with long-term leases that do not provide for short-term rent increases. Our real estate strategies have, however, oriented their portfolios toward investments in markets where we see opportunities for stronger relative growth, with better insulation from inflation pressure. If increasing wages and other inputs increasingly pressure profit margins, the valuations of certain investments in our Real Estate segment would potentially be negatively impacted.
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
Fee Related Earnings
Fee Related Earnings were $348.3 million for the three months ended June 30, 2021, an increase of $90.7 million, or 35%, compared to $257.6 million for the three months ended June 30, 2020. The increase in Fee Related Earnings was primarily attributable to increases of $78.9 million in Management Fees, Net and $27.3 million in Fee Related Performance Revenues, partially offset by an increase of $10.2 million in Other Operating Expenses.
Management Fees, Net were $491.3 million for the three months ended June 30, 2021, an increase of $78.9 million, compared to $412.3 million for the three months ended June 30, 2020, primarily driven by an increase in Base Management Fees. Base Management Fees increased $71.0 million primarily due to Fee-Earning Assets Under Management growth in Core+ real estate.
Fee Related Performance Revenues were $33.8 million for the three months ended June 30, 2021, an increase of $27.3 million, compared to $6.5 million for the three months ended June 30, 2020. The increase was primarily due to crystallization events in BPP Europe.
Other Operating Expenses were $54.8 million for the three months ended June 30, 2021, an increase of $10.2 million, compared to $44.5 million for the three months ended June 30, 2020. The increase was primarily due to occupancy and technology related expenses to support business growth.
Net Realizations
Net Realizations were $224.3 million for the three months ended June 30, 2021, an increase of $201.0 million, or 865%, compared to $23.2 million for the three months ended June 30, 2020. The increase in Net Realizations was attributable to increases of $316.8 million in Realized Performance Revenues and $26.6 million in Realized Principal Investment Income, partially offset by an increase of $142.4 million in Realized Performance Compensation.
Realized Performance Revenues were $351.1 million for the three months ended June 30, 2021, an increase of $316.8 million, compared to $34.2 million for the three months ended June 30, 2020. The increase was primarily due to higher realized gains in the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Realized Principal Investment Income was $28.1 million for the three months ended June 30, 2021, an increase of $26.6 million, compared to $1.6 million for the three months ended June 30, 2020. The increase was primarily due to higher realized gains in the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Realized Performance Compensation was $154.9 million for the three months ended June 30, 2021, an increase of $142.4 million, compared to $12.5 million for the three months ended June 30, 2020. The increase was primarily due to the increase in Realized Performance Revenues.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Segment Distributable Earnings were $1.1 billion for the six months ended June 30, 2021, an increase of $565.0 million, or 103%, compared to $548.4 million for the six months ended June 30, 2020. The increase in Segment Distributable Earnings was attributable to increases of $234.9 million in Fee Related Earnings and $330.1 million in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $722.4 million for the six months ended June 30, 2021, an increase of $234.9 million, or 48%, compared to $487.5 million for the six months ended June 30, 2020. The increase in Fee Related Earnings was primarily attributable to increases of $178.1 million in Fee Related Performance Revenues and $144.4 million in Management Fees, Net, partially offset by an increase of $73.5 million in Fee Related Compensation.
Fee Related Performance Revenues were $189.2 million for the six months ended June 30, 2021, an increase of $178.1 million, compared to $11.1 million for the six months ended June 30, 2020. The increase was primarily due to crystallization events in the Logicor separately managed account and BPP Europe.
Management Fees, Net were $942.8 million for the six months ended June 30, 2021, an increase of $144.4 million, compared to $798.4 million for the six months ended June 30, 2020, primarily driven by an increase in Base Management Fees. Base Management Fees increased $126.7 million primarily due to Fee-Earning Assets Under Management growth in Core+ real estate and the end of BREP Europe VI’s fee holiday in the first quarter of 2020.
Fee Related Compensation was $310.4 million for the six months ended June 30, 2021, an increase of $73.5 million, compared to $236.9 million for the six months ended June 30, 2020. The increase was primarily due to increases in Fee Related Performance Revenues and Management Fees, Net, on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $391.0 million for the six months ended June 30, 2021, an increase of $330.1 million, or 542%, compared to $60.9 million for the six months ended June 30, 2020. The increase in Net Realizations was attributable to increases of $361.8 million in Realized Performance Revenues and $120.1 million in Realized Principal Investment Income, partially offset by an increase of $151.8 million in Realized Performance Compensation.
Realized Performance Revenues were $439.7 million for the six months ended June 30, 2021, an increase of $361.8 million, compared to $77.9 million for the six months ended June 30, 2020. The increase was primarily due to the higher realized gains in the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Realized Principal Investment Income was $128.9 million for the six months ended June 30, 2021, an increase of $120.1 million, compared to $8.9 million for the six months ended June 30, 2020. The increase was primarily due to the segment’s allocation of the gain recognized in the first quarter of 2021 in connection with the Pátria sale transactions. For additional information, see Note 4. “Investments — Equity Method Investments” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements.”
Realized Performance Compensation was $177.7 million for the six months ended June 30, 2021, an increase of $151.8 million, compared to $25.9 million for the six months ended June 30, 2020. The increase was primarily due to the increase in Realized Performance Revenues.
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
The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	Three Months Ended				Six Months Ended				June 30, 2021
	June 30,				June 30,				Inception to Date
	2021		2020		2021		2020		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP VII	7%	6%	-9%	-8%	11%	9%	-22%	-20%	30%	22%	21%	14%
BREP VIII	12%	10%	4%	3%	17%	13%	-4%	-3%	36%	29%	21%	15%
BREP IX	17%	13%	10%	9%	27%	20%	8%	3%	n/m	n/m	44%	29%
BREP Europe IV (b)	-1%	-1%	-5%	-5%	-1%	-1%	-13%	-12%	29%	20%	20%	14%
BREP Europe V (b)	6%	5%	1%	1%	10%	8%	-7%	-6%	52%	41%	16%	11%
BREP Europe VI (b)	11%	8%	n/m	n/m	19%	13%	n/m	n/m	n/m	n/m	25%	13%
BREP Asia I	5%	4%	-	-	20%	16%	-15%	-13%	29%	21%	19%	13%
BREP Asia II	4%	3%	3%	2%	16%	10%	-6%	-7%	81%	55%	20%	11%
BREP Co-Investment (c)	17%	17%	16%	15%	24%	22%	13%	13%	18%	16%	18%	16%
BPP (d)	4%	4%	2%	2%	6%	5%	-	-	n/a	n/a	11%	9%
BREIT (e)	n/a	7%	n/a	4%	n/a	12%	n/a	-4%	n/a	n/a	n/a	11%
BREDS High-Yield (f)	4%	3%	5%	4%	9%	7%	-7%	-7%	15%	11%	15%	10%
BREDS Liquid (g)	3%	2%	3%	3%	9%	8%	-19%	-19%	n/a	n/a	9%	7%
BXMT (h)	n/a	5%	n/a	33%	n/a	20%	n/a	-32%	n/a	n/a	n/a	11%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.
(b)	Euro-based internal rates of return.
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

Funds With Closed Investment Periods
The Real Estate segment has ten funds with closed investment periods as of June 30, 2021: BREP VIII, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe V, BREP Europe IV, BREP Europe lll, BREP Asia I and BREDS lll. As of June 30, 2021, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe IV and BREP Europe lll were above their carried interest thresholds and would have been above their carried interest thresholds even if all remaining investments were valued at zero. BREP VIII, BREP Europe V, BREP Asia I and BREDS III were above their carried interest thresholds.
Private Equity
The following table presents the results of operations for our Private Equity segment:

	Three Months Ended				Six Months Ended
	June 30,		2021 vs. 2020		June 30,		2021 vs. 2020
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees	$364,606	$268,070	$96,536	36%	$742,266	$522,044	$220,222	42%
Transaction, Advisory and Other Fees, Net	32,272	9,521	22,751	239%	74,979	30,934	44,045	142%
Management Fee Offsets	(3,601)	(8,031)	4,430	-55%	(17,520)	(17,246)	(274)	2%

Total Management and Advisory Fees, Net	393,277	269,560	123,717	46%	799,725	535,732	263,993	49%
Fee Related Compensation	(136,767)	(92,825)	(43,942)	47%	(277,364)	(203,193)	(74,171)	37%
Other Operating Expenses	(61,041)	(44,827)	(16,214)	36%	(112,096)	(85,828)	(26,268)	31%

Fee Related Earnings	195,469	131,908	63,561	48%	410,265	246,711	163,554	66%

Realized Performance Revenues	383,010	64,513	318,497	494%	638,855	176,589	462,266	262%
Realized Performance Compensation	(159,375)	(25,016)	(134,359)	537%	(270,584)	(79,659)	(190,925)	240%
Realized Principal Investment Income	27,796	17,416	10,380	60%	143,199	27,763	115,436	416%

Net Realizations	251,431	56,913	194,518	342%	511,470	124,693	386,777	310%

Segment Distributable Earnings	$446,900	$188,821	$258,079	137%	$921,735	$371,404	$550,331	148%

n/m	Not meaningful.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Segment Distributable Earnings were $446.9 million for the three months ended June 30, 2021, an increase of $258.1 million, or 137%, compared to $188.8 million for the three months ended June 30, 2020. The increase in Segment Distributable Earnings was attributable to increases of $63.6 million in Fee Related Earnings and $194.5 million in Net Realizations.
Segment Distributable Earnings in our Private Equity segment in the second quarter of 2021 were higher compared to the second quarter of 2020. This was primarily driven by an increase in Net Realizations, as well as an increase in Fee Related Earnings. Continued favorable market conditions have contributed to significant realizations, particularly through the public markets. Broad-based economic recovery and activity in the U.S. have continued to accelerate following meaningful progress on
COVID-19
vaccine distribution, the easing of shutdowns and other restrictions and support from previously implemented fiscal and monetary stimulus. We are also seeing early signs of recovery in certain investments in our corporate private equity portfolio, such as in location-based businesses, that have been materially impacted by the
COVID-19
pandemic. Nevertheless, both in the U.S. and abroad, there is continued uncertainty regarding the trajectory of a continuing recovery, particularly given the potential for an increase in
COVID-19
infection levels globally as a result of new variants. The global economic recovery could remain uneven with dispersion across sectors and regions. Inflation in the U.S. is showing signs of acceleration, although this rise may be a temporary result of lingering
COVID-19-related
supply chain issues. Higher inflation would potentially negatively impact Segment Distributable Earnings in our Private Equity segment, particularly if occurring against a backdrop of slow economic growth. If increasing wages and other inputs increasingly pressure profit margins, the valuations of certain investments in the Private Equity segment would potentially be negatively impacted.
In energy, the macroeconomic backdrop has continued to meaningfully improve, but weakened long-term market fundamentals nonetheless continue to pose challenges, particularly in upstream energy. An increased focus on energy sustainability due to concerns about climate change and the impact of carbon emissions, including potential alternatives to fossil fuels, has also exacerbated the impact of such weakened market fundamentals. The persistence of these weakened market fundamentals would further negatively impact the performance of certain investments in our energy and corporate private equity funds.
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
Fee Related Earnings
Fee Related Earnings were $195.5 million for the three months ended June 30, 2021, an increase of $63.6 million, or 48%, compared to $131.9 million for the three months ended June 30, 2020. The increase in Fee Related Earnings was attributable to an increase of $123.7 million in Management and Advisory Fees, Net, partially offset by increases of $43.9 million in Fee Related Compensation and $16.2 million in Other Operating Expenses.
Management and Advisory Fees, Net were $393.3 million for the three months ended June 30, 2021, an increase of $123.7 million, compared to $269.6 million for the three months ended June 30, 2020, primarily driven by an increase in Base Management Fees. Base Management Fees increased $96.5 million primarily due to BCP VIII, BEP III, BXLS V and BXG. BCP VIII commenced its investment period in the first quarter of 2020 and ended its fee holiday in the second quarter of 2020. BEP III and BXLS V commenced their investment period in the first quarter of 2020 and ended their fee holidays in the third quarter of 2020. BXG commenced its investment period in the third quarter of 2020 and ended its fee holiday in the first quarter of 2021.

Fee Related Compensation was $136.8 million for the three months ended June 30, 2021, an increase of $43.9 million, compared to $92.8 million for the three months ended June 30, 2020. The increase was primarily due to an increase in Management and Advisory Fees, Net on which a portion of Fee Related Compensation is based.
Other Operating Expenses were $61.0 million for the three months ended June 30, 2021, an increase of $16.2 million, compared to $44.8 million for the three months ended June 30, 2020. The increase was primarily due to occupancy, technology and other expenses to support business growth.
Net Realizations
Net Realizations were $251.4 million for the three months ended June 30, 2021, an increase of $194.5 million, or 342%, compared to $56.9 million for the three months ended June 30, 2020. The increase in Net Realizations was attributable to increases of $318.5 million in Realized Performance Revenues and $10.4 million in Realized Principal Investment Income, partially offset by an increase of $134.4 million in Realized Performance Compensation.
Realized Performance Revenues were $383.0 million for the three months ended June 30, 2021, an increase of $318.5 million, compared to $64.5 million for the three months ended June 30, 2020. The increase was primarily due to higher Realized Performance Revenues in Tactical Opportunities, corporate private equity and BXG.
Realized Principal Investment Income was $27.8 million for the three months ended June 30, 2021, an increase of $10.4 million, compared to $17.4 million for the three months ended June 30, 2020. The increase was primarily due to higher realized performance revenues in Tactical Opportunities, corporate private equity and BXG.
Realized Performance Compensation was $159.4 million for the three months ended June 30, 2021, an increase of $134.4 million, compared to $25.0 million for the three months ended June 30, 2020. The increase was primarily due to the increase in Realized Performance Revenues.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Segment Distributable Earnings were $921.7 million for the six months ended June 30, 2021, an increase of $550.3 million, or 148%, compared to $371.4 million for the six months ended June 30, 2020. The increase in Segment Distributable Earnings was attributable to increases of $163.6 million in Fee Related Earnings and $386.8 million in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $410.3 million for the six months ended June 30, 2021, an increase of $163.6 million, or 66%, compared to $246.7 million for the six months ended June 30, 2020. The increase in Fee Related Earnings was attributable to an increase of $264.0 million in Management and Advisory Fees, Net, partially offset by increases of $74.2 million in Fee Related Compensation and $26.3 million in Other Operating Expenses.
Management and Advisory Fees, Net were $799.7 million for the six months ended June 30, 2021, an increase of $264.0 million, compared to $535.7 million for the six months ended June 30, 2020, primarily driven by an increase in Base Management Fees. Base Management Fees increased $220.2 million primarily due to BCP VIII, BEP III, BXLS V and BXG. BCP VIII commenced its investment period in the first quarter of 2020 and ended its fee holiday in the second quarter of 2020. BEP III and BXLS V commenced their investment period in the first quarter of 2020 and ended their fee holidays in the third quarter of 2020. BXG commenced its investment period in the third quarter of 2020 and ended its fee holiday in the first quarter of 2021.

The annualized Base Management Fee Rate increased from 0.88% at June 30, 2020 to 1.13% at June 30, 2021. The increase was primarily due to the investment period commencement and subsequent fee holiday expirations of BCP VIII, BEP III, BXLS V and BXG as described in the paragraph above.
Fee Related Compensation was $277.4 million for the six months ended June 30, 2021, an increase of $74.2 million, compared to $203.2 million for the six months ended June 30, 2020. The increase was primarily due to an increase in Management and Advisory Fees, Net on which a portion of Fee Related Compensation is based.
Other Operating Expenses were $112.1 million for the six months ended June 30, 2021, an increase of $26.3 million, compared to $85.8 million for the six months ended June 30, 2020. The increase was primarily due to occupancy and technology related expenses to support business growth.
Net Realizations
Net Realizations were $511.5 million for the six months ended June 30, 2021, an increase of $386.8 million, or 310%, compared to $124.7 million for the six months ended June 30, 2020. The increase in Net Realizations was attributable to increases of $462.3 million in Realized Performance Revenues and $115.4 million in Realized Principal Investment Income, partially offset by an increase of $190.9 million in Realized Performance Compensation.
Realized Performance Revenues were $638.9 million for the six months ended June 30, 2021, an increase of $462.3 million, compared to $176.6 million for the six months ended June 30, 2020. The increase was primarily due to higher Realized Performance Revenues in Tactical Opportunities, corporate private equity and BXG.
Realized Principal Investment Income was $143.2 million for the six months ended June 30, 2021, an increase of $115.4 million, compared to $27.8 million for the six months ended June 30, 2020. The increase was primarily due to the segment’s allocation of the gain recognized in the first quarter of 2021 in connection with the Pátria sale transactions. For additional information, see Note 4. “Investments — Equity Method Investments” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements.”
Realized Performance Compensation was $270.6 million for the six months ended June 30, 2021, an increase of $190.9 million, compared to $79.7 million for the six months ended June 30, 2020. The increase was primarily due to the increase in Realized Performance Revenues.
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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended				Six Months Ended				June 30, 2021
	June 30,				June 30,				Inception to Date
	2021		2020		2021		2020		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP V	3%	1%	15%	3%	148%	69%	-15%	-7%	10%	8%	10%	8%
BCP VI	4%	4%	27%	22%	15%	13%	-10%	-9%	22%	17%	17%	13%
BCP VII	14%	12%	6%	4%	29%	23%	-7%	-7%	41%	29%	29%	21%
BEP I	13%	10%	47%	34%	53%	42%	-22%	-20%	18%	14%	14%	11%
BEP II	15%	14%	13%	13%	40%	38%	-38%	-38%	-3%	-8%	6%	2%
BEP III	24%	14%	n/m	n/m	59%	40%	n/m	n/m	138%	94%	173%	95%
BCP Asia I	60%	52%	4%	3%	88%	75%	3%	1%	209%	97%	90%	65%
BCEP I (b)	11%	10%	4%	4%	29%	27%	-2%	-2%	42%	31%	28%	25%
Tactical Opportunities	8%	6%	12%	9%	27%	21%	-9%	-5%	21%	17%	18%	13%
Tactical Opportunities Co-Investment and Other	7%	6%	9%	9%	21%	18%	-	-	20%	20%	19%	16%
Strategic Partners I-V (c)	11%	10%	1%	1%	18%	15%	3%	3%	n/a	n/a	16%	13%
Strategic Partners VI (c)	16%	15%	-	-	27%	24%	-1%	-2%	n/a	n/a	19%	15%
Strategic Partners VII (c)	20%	19%	3%	3%	34%	31%	3%	2%	n/a	n/a	24%	20%
Strategic Partners Real Assets II (c)	5%	4%	4%	4%	7%	6%	8%	7%	n/a	n/a	16%	12%
Strategic Partners VIII (c)	24%	22%	8%	5%	49%	41%	12%	9%	n/a	n/a	58%	44%
Strategic Partners RE, SMA and Other (c)	7%	7%	5%	5%	14%	14%	7%	7%	n/a	n/a	17%	15%
BIP	13%	12%	3%	3%	39%	32%	-9%	-10%	n/a	n/a	28%	20%
Clarus IV	5%	4%	-	-	18%	14%	2%	1%	-19%	-27%	28%	16%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.
(b)	BCEP is a core private equity strategy which invests with a more modest risk profile and longer hold period than traditional private equity.
(c)
Realizations are treated as return of capital until fully recovered and therefore inception to date realized returns are not applicable. If information is not available on a timely basis, returns are calculated from results that are reported on a three month lag and therefore do not include the impact of economic and market activities in the quarter in which such events occur.

Funds With Closed Investment Periods
The corporate private equity funds within the Private Equity segment have eight funds with closed investment periods: BCP IV, BCP V, BCP VI, BCP VII, BCOM, BEP I, BEP II and BCEP I. As of June 30, 2021, BCP IV was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes based on the timings of fund closings, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner is subject to equalization such that (a) the general partner accrues carried interest when the respective carried interest for either fund class is positive and (b) the general partner realizes carried interest so long as clawback obligations, if any, for either of the respective fund classes are fully satisfied. BCP V, BCP VI, BCP VII, BCOM, BEP I and BCEP I were above their respective carried interest thresholds. We are entitled to retain previously realized carried interest up to 20% of BCOM’s net gains. As a result, Performance Revenues are recognized from BCOM on current period gains and losses. BEP II was below its carried interest threshold.
Hedge Fund Solutions
The following table presents the results of operations for our Hedge Fund Solutions segment:

	Three Months Ended				Six Months Ended
	June 30,		2021 vs. 2020		June 30,		2021 vs. 2020
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$155,244	$145,455	$9,789	7%	$305,777	$285,111	$20,666	7%
Transaction and Other Fees, Net	1,558	859	699	81%	5,904	1,617	4,287	265%
Management Fee Offsets	(203)	4	(207)	n/m	(261)	(38)	(223)	587%

Total Management Fees, Net	156,599	146,318	10,281	7%	311,420	286,690	24,730	9%
Fee Related Compensation	(38,638)	(40,353)	1,715	-4%	(77,488)	(86,544)	9,056	-10%
Other Operating Expenses	(21,873)	(17,807)	(4,066)	23%	(41,045)	(36,474)	(4,571)	13%

Fee Related Earnings	96,088	88,158	7,930	9%	192,887	163,672	29,215	18%

Realized Performance Revenues	17,056	1,482	15,574	n/m	48,629	3,249	45,380	n/m
Realized Performance Compensation	(5,626)	—	(5,626)	n/m	(12,534)	(945)	(11,589)	n/m
Realized Principal Investment Income (Loss)	2,125	(331)	2,456	n/m	37,675	(940)	38,615	n/m

Net Realizations	13,555	1,151	12,404	n/m	73,770	1,364	72,406	n/m

Segment Distributable Earnings	$109,643	$89,309	$20,334	23%	$266,657	$165,036	$101,621	62%

n/m    Not meaningful.
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Segment Distributable Earnings were $109.6 million for the three months ended June 30, 2021, an increase of $20.3 million, or 23%, compared to $89.3 million for the three months ended June 30, 2020. The increase in Segment Distributable Earnings was attributable to increases of $7.9 million in Fee Related Earnings and $12.4 million in Net Realizations.
Segment Distributable Earnings in our Hedge Fund Solutions segment in the second quarter of 2021 were higher compared to the second quarter of 2020. This increase was primarily driven by an increase in Net Realizations, as well as an increase in Fee Related Earnings. Continued market rebounds across many asset classes have contributed to recovery from the losses in composite returns experienced in the first half of 2020. Broad-based economic recovery and activity have continued to accelerate following meaningful progress on
COVID-19
vaccine distribution, the easing of shutdowns and other restrictions and support from previously implemented fiscal and monetary stimulus. The segment has also benefited from favorable liquidity conditions in recent quarters. Nevertheless, both in the U.S. and abroad, there is continued uncertainty regarding the trajectory of a continuing recovery, particularly given the potential for an increase in
COVID-19
infection levels globally as a result of new variants. The global economic recovery could remain uneven with meaningful dispersion across sectors and regions. Another significant market downturn could pose material risks to our Hedge Fund Solutions segment, including by potentially causing investors to seek liquidity in the form of redemptions from our funds and adversely impacting management fees.

In an equity market environment that generally has been characterized by relatively low volatility, investors may choose to reallocate capital away from traditional hedge fund strategies. Our Hedge Fund Solutions segment operates multiple business lines, manages strategies that are both long and short asset classes and generates a majority of its revenue through management fees. In that regard, the segment’s revenues depend in part on our ability to successfully grow such existing diverse business lines and strategies, and identify and scale new ones to meet evolving investor appetites. Over time we expect an increasing change in the mix of our product offerings to products whose performance-based fees represent a more significant proportion of the fees than has historically been the case for such products.
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
Fee Related Earnings
Fee Related Earnings were $96.1 million for the three months ended June 30, 2021, an increase of $7.9 million, compared to $88.2 million for the three months ended June 30, 2020. The increase in Fee Related Earnings was primarily attributable to an increase of $10.3 million in Management Fees, Net, partially offset by an increase of $4.1 million in Other Operating Expenses.
Management Fees, Net were $156.6 million for the three months ended June 30, 2021, an increase of $10.3 million, compared to $146.3 million for the three months ended June 30, 2020, primarily due to an increase in Base Management Fees. Base Management Fees increased $9.8 million primarily driven by Fee-Earning Assets Under Management growth in our individual investor and specialized solutions platform.
Other Operating Expenses were $21.9 million for the three months ended June 30, 2021, an increase of $4.1 million, compared to $17.8 million for the three months ended June 30, 2020. The increase was primarily due to professional fees as well as technology related expenses to support business growth.
Net Realizations
Net Realizations were $13.6 million for the three months ended June 30, 2021, an increase of $12.4 million, compared to $1.2 million for the three months ended June 30, 2020. The increase in Net Realizations was primarily attributable to an increase of $15.6 million in Realized Performance Revenues, partially offset by an increase of $5.6 million in Realized Performance Compensation.
Realized Performance Revenues were $17.1 million for the three months ended June 30, 2021, an increase of $15.6 million, compared to $1.5 million for the three months ended June 30, 2020. The increase was primarily driven by our customized solutions products having a lower loss carryforward balance entering the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and realizations in commingled products.
Realized Performance Compensation increased $5.6 million from zero for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to the increase in Realized Performance Revenues.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Segment Distributable Earnings were $266.7 million for the six months ended June 30, 2021, an increase of $101.6 million, or 62%, compared to $165.0 million for the six months ended June 30, 2020. The increase in Segment Distributable Earnings was attributable to increases of $29.2 million in Fee Related Earnings and $72.4 million in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $192.9 million for the six months ended June 30, 2021, an increase of $29.2 million, compared to $163.7 million for the six months ended June 30, 2020. The increase in Fee Related Earnings was primarily attributable to an increase of $24.7 million in Management Fees, Net and a decrease of $9.1 million in Fee Related Compensation.
Management Fees, Net were $311.4 million for the six months ended June 30, 2021, an increase of $24.7 million, compared to $286.7 million for the six months ended June 30, 2020, primarily due to an increase in Base Management Fees. Base Management Fees increased $20.7 million primarily driven by Fee-Earning Assets Under Management growth in our individual investor and specialized solutions platform.
Fee Related Compensation was $77.5 million for the six months ended June 30, 2021, a decrease of $9.1 million, compared to $86.5 million for the six months ended June 30, 2020. The decrease was primarily due to changes in compensation accruals.
Net Realizations
Net Realizations were $73.8 million for the six months ended June 30, 2021, an increase of $72.4 million, compared to $1.4 million for the six months ended June 30, 2020. The increase in Net Realizations was attributable to increases of $45.4 million in Realized Performance Revenues and $38.6 million in Realized Principal Investment Income (Loss), partially offset by an increase of $11.6 million in Realized Performance Compensation.
Realized Performance Revenues were $48.6 million for the six months ended June 30, 2021, an increase of $45.4 million, compared to $3.2 million for the six months ended June 30, 2020. The increase was primarily driven by realizations and higher returns for the six months ended June 30, 2020, principally within customized solutions and commingled products.
Realized Principal Investment Income (Loss) was $37.7 million for the six months ended June 30, 2021, an increase of $38.6 million, compared to $(0.9) million for the six months ended June 30, 2020. The increase was primarily due to the segment’s allocation of the gain recognized in the first quarter of 2021 in connection with the Pátria sale transactions. For additional information, see Note 4. “Investments — Equity Method Investments” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements.”
Realized Performance Compensation was $12.5 million for the six months ended June 30, 2021, an increase of $11.6 million, compared to $0.9 million for the six months ended June 30, 2020. The increase was primarily due to the increase in Realized Performance Revenues.
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

The following table presents the return information of the BAAM Principal Solutions Composite:

	Three				Six				Average Annual Returns (a)
	Months Ended				Months Ended				Periods Ended
	June 30,				June 30,				June 30, 2021
	2021		2020		2021		2020		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Principal Solutions Composite (b)	3%	3%	6%	6%	6%	5%	-3%	-3%	15%	14%	6%	5%	7%	6%	7%	6%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
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

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance		Estimated % Above
	Eligible Assets Under		High Water Mark/
	Management		Benchmark (a)
	As of June 30,		As of June 30,
	2021	2020	2021	2020
	(Dollars in Thousands)
Hedge Fund Solutions Managed Funds (b)	$44,660,713	$43,933,866	93%	21%

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

(b)
For the Hedge Fund Solutions managed funds, at June 30, 2021, the incremental appreciation needed for the 7% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $261.5 million, a decrease of $(2.2) billion, compared to $2.5 billion at June 30, 2020. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks as of June 30, 2021, 55% were within 5% of reaching their respective High Water Mark.

Credit & Insurance
The following table presents the results of operations for our Credit & Insurance segment:

	Three Months Ended				Six Months Ended
	June 30,		2021 vs. 2020		June 30,		2021 vs. 2020
	2021	2020	$	%	2021	2020	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$166,537	$145,565	$20,972	14%	$328,448	$290,893	$37,555	13%
Transaction and Other Fees, Net	6,215	5,873	342	6%	11,783	11,343	440	4%
Management Fee Offsets	(1,137)	(2,890)	1,753	-61%	(3,262)	(5,786)	2,524	-44%

Total Management Fees, Net	171,615	148,548	23,067	16%	336,969	296,450	40,519	14%
Fee Related Performance Revenues	15,113	8,528	6,585	77%	28,889	16,443	12,446	76%
Fee Related Compensation	(78,023)	(57,086)	(20,937)	37%	(155,194)	(126,495)	(28,699)	23%
Other Operating Expenses	(44,504)	(36,424)	(8,080)	22%	(91,339)	(75,165)	(16,174)	22%

Fee Related Earnings	64,201	63,566	635	1%	119,325	111,233	8,092	7%

Realized Performance Revenues	41,819	1,973	39,846	n/m	67,086	11,643	55,443	476%
Realized Performance Compensation	(18,342)	(224)	(18,118)	n/m	(28,387)	(2,546)	(25,841)	n/m
Realized Principal Investment Income	5,082	280	4,802	n/m	51,465	3,532	47,933	n/m

Net Realizations	28,559	2,029	26,530	n/m	90,164	12,629	77,535	614%

Segment Distributable Earnings	$92,760	$65,595	$27,165	41%	$209,489	$123,862	$85,627	69%

n/m    Not meaningful.
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Segment Distributable Earnings were $92.8 million for the three months ended June 30, 2021, an increase of $27.2 million, or 41%, compared to $65.6 million for the three months ended June 30, 2020. The increase in Segment Distributable Earnings was attributable to increases of $0.6 million in Fee Related Earnings and $26.5 million in Net Realizations.
Segment Distributable Earnings in our Credit & Insurance segment in the second quarter of 2021 were higher compared to the second quarter of 2020, driven by an increase in Net Realizations, as well as an increase in Fee Related Earnings. Favorable market conditions, including continued market rebounds across many asset classes and tightening spreads, as well as solid underlying company performance, have positively impacted returns in our Credit segment. We have also experienced strong fundraising momentum in our perpetual capital strategies, which represent an increasing percentage of our Total Assets Under Management. Broad-based economic recovery and activity in the U.S. have accelerated following meaningful progress on
COVID-19
vaccine distribution, the easing of shutdowns and other restrictions and support from previously implemented fiscal and monetary stimulus. The segment has also benefited from favorable liquidity conditions in recent quarters. Nevertheless, both in the U.S. and abroad, there is continued uncertainty regarding the trajectory of a continuing recovery, particularly given the potential for an increase in
COVID-19
infection levels globally as a result of new variants. The economic recovery could remain uneven with meaningful dispersion across sectors and regions. Another significant market downturn could create additional pressure for borrowers with respect to their ability to meet their debt payment obligations or increase their focus on deleveraging. Our Credit & Insurance funds have, however, continued to actively manage their portfolios in order to limit downside and protect capital.

In energy, the macroeconomic backdrop has continued to meaningfully improve, but weakened long-term market fundamentals continue to pose challenges, particularly in upstream energy. An increased focus on energy sustainability due to concerns about climate change and the impact of carbon emissions, including potential alternatives to fossil fuels, has also exacerbated the impact of such weakened market fundamentals. The persistence of these weakened market fundamentals in the energy sector or in the credit markets more broadly would further negatively impact the performance of certain investments in our credit funds.
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
Fee Related Earnings
Fee Related Earnings were $64.2 million for the three months ended June 30, 2021, an increase of $0.6 million, compared to $63.6 million for the three months ended June 30, 2020. The increase in Fee Related Earnings was attributable to increases of $23.1 million in Management Fees, Net and $6.6 million in Fee Related Performance Revenues, partially offset by increases of $20.9 million in Fee Related Compensation and $8.1 million in Other Operating Expenses.
Management Fees, Net were $171.6 million for the three months ended June 30, 2021, an increase of $23.1 million, compared to $148.5 million for the three months ended June 30, 2020, primarily driven by an increase in Base Management Fees. Base Management Fees increased $21.0 million primarily due to increased capital deployed in our most recently launched credit funds and vehicles, including BXSL, and inflows in our liquid credit business.
Fee Related Performance Revenues were $15.1 million for the three months ended June 30, 2021, an increase of $6.6 million, compared to $8.5 million for the three months ended June 30, 2020. The increase was primarily due to performance and growth in assets in BXSL.
Fee Related Compensation was $78.0 million for the three months ended June 30, 2021, an increase of $20.9 million, compared to $57.1 million for the three months ended June 30, 2020. The increase was primarily due to increases in Management Fees, Net and Fee Related Performance Revenues, on which a portion of Fee Related Compensation is based.
Other Operating Expenses were $44.5 million for the three months ended June 30, 2021, an increase of $8.1 million, compared to $36.4 million for the three months ended June 30, 2020. The increase was primarily due to occupancy and technology related expenses to support business growth.
Net Realizations
Net Realizations were $28.6 million for the three months ended June 30, 2021, an increase of $26.5 million, compared to $2.0 million for the three months ended June 30, 2020. The increase in Net Realizations was primarily attributable to an increase of $39.8 million in Realized Performance Revenues, partially offset by an increase of $18.1 million in Realized Performance Compensation.
Realized Performance Revenues were $41.8 million for the three months ended June 30, 2021, an increase of $39.8 million, compared to $2.0 million for the three months ended June 30, 2020. The increase was primarily attributable to realized performance fees generated by our mezzanine opportunistic funds.

Realized Performance Compensation was $18.3 million for the three months ended June 30, 2021, an increase of $18.1 million, compared to $0.2 million for the three months ended June 30, 2020. The increase was primarily due to the increase in Realized Performance Revenues.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Segment Distributable Earnings were $209.5 million for the six months ended June 30, 2021, an increase of $85.6 million, or 69%, compared to $123.9 million for the six months ended June 30, 2020. The increase in Segment Distributable Earnings was attributable to increases of $8.1 million in Fee Related Earnings and $77.5 million in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $119.3 million for the six months ended June 30, 2021, an increase of $8.1 million, compared to $111.2 million for the six months ended June 30, 2020. The increase in Fee Related Earnings was attributable to increases of $40.5 million in Management Fees, Net and $12.4 million in Fee Related Performance Revenues, partially offset by increases of $28.7 million in Fee Related Compensation and $16.2 million in Other Operating Expenses.
Management Fees, Net were $337.0 million for the six months ended June 30, 2021, an increase of $40.5 million, compared to $296.5 million for the six months ended June 30, 2020, primarily driven by an increase in Base Management Fees. Base Management Fees increased $37.6 million primarily due to increased capital deployed in our most recently launched credit funds and vehicles, including BXSL, and inflows in our liquid credit business.
Fee Related Performance Revenues were $28.9 million for the six months ended June 30, 2021, an increase of $12.4 million, compared to $16.4 million for the six months ended June 30, 2020. The increase was primarily due to performance and growth in assets in BXSL.
Fee Related Compensation was $155.2 million for the six months ended June 30, 2021, an increase of $28.7 million, compared to $126.5 million for the six months ended June 30, 2020. The increase was primarily due to increases in Management Fees, Net and Fee Related Performance Revenues, on which a portion of Fee Related Compensation is based.
Other Operating Expenses were $91.3 million for the six months ended June 30, 2021, an increase of $16.2 million, compared to $75.2 million for the three months ended June 30, 2020. The increase was primarily due occupancy and technology related expenses to support business growth.
Net Realizations
Net Realizations were $90.2 million for the six months ended June 30, 2021, an increase of $77.5 million, compared to $12.6 million for the six months ended June 30, 2020. The increase in Net Realizations was attributable to increases of $55.4 million in Realized Performance Revenues and $47.9 million in Realized Principal Investment Income, partially offset by an increase of $25.8 million in Realized Performance Compensation.
Realized Performance Revenues were $67.1 million for the six months ended June 30, 2021, an increase of $55.4 million, compared to $11.6 million for the six months ended June 30, 2020. The increase was primarily attributable to realized performance fees generated by our mezzanine opportunistic funds.
Realized Principal Investment Income was $51.5 million for the six months ended June 30, 2021, an increase of $47.9 million, compared to $3.5 million for the six months ended June 30, 2020. The increase was primarily due to the segment’s allocation of the gain recognized in the first quarter of 2021 in connection with the Pátria sale transactions. For additional information, see Note 4. “Investments — Equity Method Investments” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements.”

Realized Performance Compensation was $28.4 million for the six months ended June 30, 2021, an increase of $25.8 million, compared to $2.5 million for the six months ended June 30, 2020. The increase was primarily due to the increase in Realized Performance Revenues.
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
The following table presents the return information for the Private Credit and Liquid Credit composites:

	Three Months Ended June 30,				Six Months Ended June 30,				June 30, 2021
	2021		2020		2021		2020		Inception to Date
Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Private Credit (b)	5%	4%	11%	9%	12%	10%	-14%	-12%	11%	7%
Liquid Credit (b)	2%	2%	10%	10%	3%	3%	-3%	-3%	5%	5%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Allocations, net of tax advances.
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

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance Eligible Assets Under Management		Estimated % Above High Water Mark/ Hurdle (a)
	As of June 30,		As of June 30,
	2021	2020	2021	2020
	(Dollars in Thousands)
Credit & Insurance (b)	$42,210,582	$24,731,100	76%	41%

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

(b)
For the Credit & Insurance managed funds, at June 30, 2021, the incremental appreciation needed for the 24% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles to reach their respective High Water Marks/Hurdles was $2.4 billion, a decrease of $(2.1) billion, compared to $4.5 billion at June 30, 2020. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles as of June 30, 2021, 58% were within 5% of reaching their respective High Water Mark.

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

The following table is a reconciliation of Net Income Attributable to The Blackstone Group Inc. to Distributable Earnings, Total Segment Distributable Earnings, Fee Related Earnings and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in Thousands)
Net Income (Loss) Attributable to The Blackstone Group Inc.	$1,309,152	$568,266	$3,057,024	$(498,226)
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	1,116,193	495,128	2,351,977	(384,989)
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	431,516	294,378	818,366	(350,699)
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	637	(3,426)	1,266	(18,895)

Net Income (Loss)	2,857,498	1,354,346	6,228,633	(1,252,809)
Provision (Benefit) for Taxes	288,250	147,415	287,803	(11,288)

Net Income (Loss) Before Provision (Benefit) for Taxes	3,145,748	1,501,761	6,516,436	(1,264,097)
Transaction-Related Charges (a)	35,533	76,160	63,421	123,154
Amortization of Intangibles (b)	17,044	16,483	34,168	32,966
Impact of Consolidation (c)	(432,153)	(290,952)	(819,632)	369,594
Unrealized Performance Revenues (d)	(2,697,170)	(1,067,923)	(5,161,667)	2,385,523
Unrealized Performance Allocations Compensation (e)	1,150,219	454,813	2,200,188	(942,565)
Unrealized Principal Investment (Income) Loss (f)	(104,658)	(223,316)	(528,592)	393,294
Other Revenues (g)	(27,870)	55,606	(88,143)	(82,545)
Equity-Based Compensation (h)	121,422	89,341	265,694	176,813
Administrative Fee Adjustment (i)	2,551	—	5,259	—
Taxes and Related Payables (j)	(140,673)	(63,990)	(224,895)	(87,043)

Distributable Earnings	1,069,993	547,983	2,262,237	1,105,094
Taxes and Related Payables (j)	140,673	63,990	224,895	87,043
Net Interest Loss (k)	11,201	12,634	24,129	16,575

Total Segment Distributable Earnings	1,221,867	624,607	2,511,261	1,208,712
Realized Performance Revenues (l)	(792,938)	(102,177)	(1,194,261)	(269,410)
Realized Performance Compensation (m)	338,271	37,787	489,195	109,089
Realized Principal Investment Income (n)	(63,132)	(18,938)	(361,288)	(39,228)

Fee Related Earnings	$704,068	$541,279	$1,444,907	$1,009,163

Adjusted EBITDA Reconciliation
Distributable Earnings	$1,069,993	$547,983	$2,262,237	$1,105,094
Interest Expense (o)	44,132	38,924	88,472	80,464
Taxes and Related Payables (j)	140,673	63,990	224,895	87,043
Depreciation and Amortization (p)	12,581	8,110	24,874	15,622

Adjusted EBITDA	$1,267,379	$659,007	$2,600,478	$1,288,223

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in Thousands)
GAAP Unrealized Performance Allocations	$2,697,170	$1,067,923	$5,161,667	$(2,385,158)
Segment Adjustment	—	—	—	(365)

Unrealized Performance Revenues	$2,697,170	$1,067,923	$5,161,667	$(2,385,523)

(e)	This adjustment removes Unrealized Performance Allocations Compensation.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in Thousands)
GAAP Unrealized Principal Investment Income (Loss)	$328,835	$331,762	$968,150	$(627,603)
Segment Adjustment	(224,177)	(108,446)	(439,558)	234,309

Unrealized Principal Investment Income (Loss)	$104,658	$223,316	$528,592	$(393,294)

(g)
This adjustment removes Other Revenues on a segment basis. The Segment Adjustment represents (1) the add back of Other Revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of certain Transaction-Related Charges.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in Thousands)
GAAP Other Revenue	$27,896	$(55,580)	$88,200	$82,600
Segment Adjustment	(26)	(26)	(57)	(55)

Other Revenues	$27,870	$(55,606)	$88,143	$82,545

(h)	This adjustment removes Equity-Based Compensation on a segment basis.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in Thousands)
Taxes	$127,809	$48,462	$197,418	$64,736
Related Payables	12,864	15,528	27,477	22,307

Taxes and Related Payables	$140,673	$63,990	$224,895	$87,043

(k)
This adjustment removes Interest and Dividend Revenue less Interest Expense on a segment basis. The Segment Adjustment represents (1) the add back of Interest and Dividend Revenue earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of interest expense associated with the Tax Receivable Agreement.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in Thousands)
GAAP Interest and Dividend Revenue	$31,017	$23,924	$62,429	$59,008
Segment Adjustment	1,914	2,366	1,914	4,881

Interest and Dividend Revenue	32,931	26,290	64,343	63,889

GAAP Interest Expense	44,322	39,276	89,305	80,920
Segment Adjustment	(190)	(352)	(833)	(456)

Interest Expense	44,132	38,924	88,472	80,464

Net Interest Loss	$(11,201)	$(12,634)	$(24,129)	$(16,575)

(l)	This adjustment removes the total segment amount of Realized Performance Revenues.
(m)	This adjustment removes the total segment amount of Realized Performance Compensation.
(n)	This adjustment removes the total segment amount of Realized Principal Investment Income.
(o)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(p)	This adjustment adds back Depreciation and Amortization on a segment basis.

The following tables are a reconciliation of Total GAAP Investments to Net Accrued Performance Revenues. Total GAAP Investments and Net Accrued Performance Revenues consist of the following:

	June 30,
	2021	2020
	(Dollars in Thousands)
Investments of Consolidated Blackstone Funds	$1,871,269	$7,943,531
Equity Method Investments
Partnership Investments	4,916,674	3,873,346
Accrued Performance Allocations	12,101,142	4,715,510
Corporate Treasury Investments	2,440,325	2,205,843
Other Investments	833,912	235,143

Total GAAP Investments	$22,163,322	$18,973,373

Accrued Performance Allocations - GAAP	$12,101,142	$4,715,510
Impact of Consolidation (a)	1	19
Due from Affiliates - GAAP (b)	59,304	20,642
Less: Net Realized Performance Revenues (c)	(261,760)	(38,592)
Less: Accrued Performance Compensation - GAAP (d)	(5,137,933)	(1,989,219)

Net Accrued Performance Revenues	$6,760,754	$2,708,360

(a)	This adjustment adds back investments in consolidated Blackstone Funds which have been eliminated in consolidation.
(b)	Represents GAAP accrued performance revenue recorded within Due from Affiliates.
(c)	Represents Performance Revenues realized but not yet distributed as of the reporting date and are included in Distributable Earnings in the period they are realized.
(d)	Represents GAAP accrued performance compensation associated with Accrued Performance Allocations and is recorded within Accrued Compensation and Benefits and Due to Affiliates.
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

Total Assets were $33.3 billion as of June 30, 2021, an increase of $7.0 billion, or 27%, from December 31, 2020. The increase in Total Assets was principally due to an increase of $6.9 billion in total assets attributable to consolidated operating partnerships. The increase in total assets attributable to consolidated operating partnerships was primarily due to an increase of $6.3 billion in Investments. The increase in Investments was primarily due to appreciation in the value of Blackstone’s interests in its private equity and real estate investments. The other net variances of the assets attributable to the consolidated operating partnerships were relatively unchanged.
Total Liabilities were $14.8 billion as of June 30, 2021, an increase of $3.1 billion, or 26%, from December 31, 2020. The increase in Total Liabilities was principally due to an increase of $3.1 billion in total liabilities attributable to consolidated operating partnerships. The increase in total liabilities attributable to the consolidated operating partnerships was primarily due to an increase of $2.4 billion in Accrued Compensation and Benefits. The increase in Accrued Compensation and Benefits was primarily due to an increase in performance compensation. The other net variances of the liabilities attributable to the consolidated operating partnerships were relatively unchanged.
We have multiple sources of liquidity to meet our capital needs as described in “— Sources and Uses of Liquidity.” While our liquidity has not been materially impacted by the
COVID-19
pandemic to date, we continue to closely monitor developments in the impact of the
COVID-19
pandemic and actively evaluate our sources and uses of liquidity in light of such developments.
Sources and Uses of Liquidity
We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in our businesses, the proceeds from our issuances of senior notes, liquid investments we hold on our balance sheet and access to our $2.25 billion committed revolving credit facility. As of June 30, 2021, Blackstone had $2.5 billion in Cash and Cash Equivalents and $2.4 billion invested in Corporate Treasury Investments, against $5.7 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.
On August 5, 2021, Blackstone issued $650 million aggregate principal amount of 1.625% senior notes due August 5, 2028, $800 million aggregate principal amount of 2.000% senior notes due January 30, 2032 and $550 million aggregate principal amount of 2.850% senior notes due August 5, 2051. Blackstone intends to use the net proceeds from the sale of the 2028 Notes, 2032 Notes and 2051 Notes for general corporate purposes, which may include funding a portion of the purchase price for the acquisition of a 9.9% equity stake in AIG’s L&R business. For additional information see Note 12. “Borrowings” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing and “— Notable Transactions.”
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

Our own capital commitments to our funds, the funds we invest in and our investment strategies as of June 30, 2021 consisted of the following:

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner		Professionals (a)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment
	(Dollars in Thousands)
Real Estate
BREP V	$52,545	$2,185	$—	$—
BREP VI	750,000	36,809	150,000	12,270
BREP VII	300,000	33,652	100,000	11,217
BREP VIII	300,000	48,178	100,000	16,059
BREP IX	300,000	170,534	100,000	56,845
BREP Europe III	100,000	13,231	35,000	4,410
BREP Europe IV	130,000	24,074	43,333	8,025
BREP Europe V	150,000	32,040	43,333	9,256
BREP Europe VI	130,000	87,059	43,333	29,020
BREP Asia I	50,000	10,141	16,667	3,380
BREP Asia II	70,707	30,014	23,569	10,005
BREDS II	50,000	6,227	16,667	2,076
BREDS III	50,000	17,659	16,667	5,886
BREDS IV	50,000	33,366	—	—
BPP	176,306	30,315	—	—
Other (b)	25,599	11,557	—	—

Total Real Estate	2,685,157	587,041	688,569	168,449

continued...

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner		Professionals (a)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment
	(Dollars in Thousands)
Private Equity
BCP V	$629,356	$30,642	$—	$—
BCP VI	719,718	82,838	250,000	28,774
BCP VII	500,000	43,119	225,000	19,404
BCP VIII	500,000	443,434	225,000	199,545
BEP I	50,000	4,728	—	—
BEP II	80,000	14,477	26,667	4,826
BEP III	80,000	69,421	26,667	23,140
BCEP I	120,000	27,062	18,992	4,283
BCEP II	160,000	160,000	32,640	32,640
BCP Asia I	40,000	22,860	13,333	7,620
BCP Asia II	100,000	100,000	33,333	33,333
Tactical Opportunities	420,577	164,315	140,192	54,772
Strategic Partners	777,368	453,280	120,214	69,072
BIP	168,632	91,577	—	—
BXLS	110,000	81,310	26,667	23,427
BXG	80,500	60,227	26,667	19,942
Other (b)	278,669	31,787	—	—

Total Private Equity	4,814,820	1,881,077	1,165,372	520,778

Hedge Fund Solutions
Strategic Alliance I	50,000	2,033	—	—
Strategic Alliance II	50,000	1,482	—	—
Strategic Alliance III	22,000	2,031	—	—
Strategic Alliance IV	15,000	15,000	—	—
Strategic Holdings I	154,610	53,330	—	—
Strategic Holdings II	50,000	40,157	—	—
Horizon	100,000	13,225	—	—
Other (b)	18,879	10,095	—	—

Total Hedge Fund Solutions	460,489	137,353	—	—

continued...

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner		Professionals (a)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment
	(Dollars in Thousands)
Credit & Insurance
Mezzanine / Opportunistic II	$120,000	$29,458	$110,101	$27,028
Mezzanine / Opportunistic III	130,783	40,960	31,072	9,731
Mezzanine / Opportunistic IV	122,000	111,853	33,383	30,607
European Senior Debt I	63,000	16,521	56,882	14,917
European Senior Debt II	93,110	64,462	24,284	16,774
Stressed / Distressed I	50,000	4,869	27,666	2,694
Stressed / Distressed II	125,000	51,695	119,878	49,576
Stressed / Distressed III	151,000	113,042	31,989	23,948
Energy I	80,000	37,630	75,566	35,544
Energy II	150,000	129,739	25,565	22,112
Credit Alpha Fund	52,102	19,752	50,675	19,211
Credit Alpha Fund II	25,500	11,336	6,130	2,725
Other (b)	147,368	51,248	20,612	4,073

Total Credit & Insurance	1,309,863	682,565	613,803	258,940

Other
Treasury (c)	680,638	372,637	—	—

	$9,950,967	$3,660,673	$2,467,744	$948,167

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

As of June 30, 2021, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of Blackstone, had issued and outstanding the following senior notes (collectively the “Notes”):

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

$5,678,700

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
During the three and six months ended June 30, 2021, Blackstone repurchased 3.2 million shares of common stock at a total cost of $289.1 million. As of June 30, 2021, the amount remaining available for repurchases under the repurchase program was $758.4 million.

Dividends
Our intention is to pay to holders of common stock a quarterly dividend representing approximately 85% of Blackstone Inc.’s share of Distributable Earnings, subject to adjustment by amounts determined by our board of directors to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future cash requirements such as tax-related payments, clawback obligations and dividends to shareholders for any ensuing quarter. The dividend amount could also be adjusted upward in any one quarter.
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
Because the publicly traded entity and/or its wholly owned subsidiaries must pay taxes and make payments under the tax receivable agreements, the amounts ultimately paid as dividends by Blackstone to common shareholders in respect of each fiscal year are generally expected to be less, on a per share or per unit basis, than the amounts distributed by the Blackstone Holdings Partnerships to the Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships in respect of their Blackstone Holdings Partnership Units. Following the Conversion, we expect to pay more corporate income taxes than we would have as a limited partnership, which will increase this difference between the per share dividend and per unit distribution amounts.
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

With respect to the second quarter of fiscal year 2021, we paid to shareholders of our common stock a dividend of $0.70 per share, aggregating to $1.52 per share of common stock in respect of the six months ended June 30, 2021. With respect to fiscal year 2020, we paid shareholders aggregate dividends of $2.26 per share.
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
The following table presents information regarding these financial instruments in our Condensed Consolidated Statements of Financial Condition:

		Securities
	Repurchase	Sold, Not Yet
	Agreements	Purchased
	(Dollars in Millions)
Balance, June 30, 2021	$57.2	$35.8
Balance, December 31, 2020	$76.8	$51.0
Six Months Ended June 30, 2021
Average Daily Balance	$61.0	$42.3
Maximum Daily Balance	$75.5	$51.0

Contractual Obligations, Commitments and Contingencies
The following table sets forth information relating to our contractual obligations as of June 30, 2021 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

	July 1, 2021 to
Contractual Obligations	December 31, 2021	2022-2023	2024-2025	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$59,483	$246,399	$209,251	$293,223	$808,356
Purchase Obligations	46,080	55,482	7,106	—	108,668
Blackstone Issued Notes and Revolving Credit Facility (b)	—	400,000	355,740	4,922,960	5,678,700
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	78,290	325,004	296,504	2,088,579	2,788,377
Blackstone Funds Debt Obligations Payable	99	—	—	—	99
Blackstone Funds Capital Commitments to Investee Funds (d)	292,970	—	—	—	292,970
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (e)	—	107,144	105,779	738,566	951,489
Unrecognized Tax Benefits, Including Interest and Penalties (f)	1,098	—	—	—	1,098
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (g)	3,660,673	—	—	—	3,660,673

Consolidated Contractual Obligations	4,138,693	1,134,029	974,380	8,043,328	14,290,430
Blackstone Funds Debt Obligations Payable	(99)	—	—	—	(99)
Blackstone Funds Capital Commitments to Investee Funds (d)	(292,970)	—	—	—	(292,970)

Blackstone Operating Entities Contractual Obligations	$3,845,624	$1,134,029	$974,380	$8,043,328	$13,997,361

(a)
We lease our primary office space and certain office equipment under agreements that expire through 2031. Occupancy lease agreements, in addition to contractual rent payments, generally include additional payments for certain costs incurred by the landlord, such as building expenses, and utilities. To the extent these are fixed or determinable they are included in the table above. The table above includes operating leases that are recognized as Operating Lease Liabilities, short-term leases that are not recorded as Operating Lease Liabilities and leases that have been signed but not yet commenced which are not recorded as Operating Lease Liabilities. The amounts in this table are presented net of contractual sublease commitments.

(b)	Represents the principal amount due on the senior notes we issued. As of June 30, 2021, we had no outstanding borrowings under our revolver.
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

(f)
The total represents gross unrecognized tax benefits of $0.5 million and interest and penalties of $0.6 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $36.9 million and interest of $3.9 million, therefore, such amounts are not included in the above contractual obligations table.

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

Guarantees
Blackstone and certain of its consolidated funds provide financial guarantees. The amounts and nature of these guarantees are described in Note 17. “Commitments and Contingencies— Contingencies— Guarantees” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
Indemnifications
In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of June 30, 2021.
Clawback Obligations
Performance Allocations are subject to clawback to the extent that the Performance Allocations received to date with respect to a fund exceeds the amount due to Blackstone based on cumulative results of that fund. The nature and amounts of Blackstone’s clawback obligations are described in Note 17. “Commitments and Contingencies— Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item I. Financial Statements” of this filing.
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

Revenue Recognition
For a description of our accounting policy on revenue recognition, see Note 2. “Summary of Significant Accounting Policies — Revenue Recognition” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements.” For an additional description of the nature of our revenue arrangements, including how management fees, Incentive Fees, and Performance Allocations are generated, please refer to “Part I. Item 1. Business — Fee Structure/Incentive Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2020. The following discussion is intended to provide supplemental information about how the application of revenue recognition principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.

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
The global outbreak of
COVID-19
required management to make significant judgments about the ultimate adverse impact of
COVID-19
on financial markets and economic conditions, which is uncertain and may change over time. These judgments and estimates were incorporated into the valuation process outlined herein. Management’s policies were unchanged and certain critical processes were executed in a remote working environment.

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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Our predominant exposure to market risk is related to our role as general partner or investment adviser to the Blackstone Funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, performance revenues and investment income. There were no material changes in our market risks as of June 30, 2021 as compared to December 31, 2020. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding repurchases of shares of our common stock during the quarter ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands) (a)
Apr. 1 - Apr. 30, 2021	267,855	$88.93	267,855	$283,355
May 1 - May 31, 2021	1,785,711	$89.11	1,785,711	$864,543
Jun. 1 - Jun. 30, 2021	1,121,032	$94.65	1,121,032	$758,433

	3,174,598		3,174,598

(a)
On May 6, 2021, Blackstone’s board of directors authorized the repurchase of up to $1.0 billion of common stock and Blackstone Holdings Partnership Units. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. See “Part I. Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 14. Earnings Per Share and Stockholders’ Equity — Share Repurchase Program” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Share Repurchase Program” for further information regarding this repurchase program.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our common stock and Blackstone Holdings Partnership Units.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Name Change
Effective August 6, 2021, the Certificate of Incorporation and Bylaws of The Blackstone Group Inc. were amended and restated to change, and reflect the change of, the name of the corporation to Blackstone Inc.
The full text of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws are filed as Exhibits 3.1 and 3.2, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference. The holder of our Series II preferred stock consented to the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws on July 20, 2021.
Election of Directors
On August 4, 2021, Blackstone Group Management L.L.C., by a written consent as the sole holder of our Series II preferred stock, elected Stephen A. Schwarzman, Jonathan D. Gray, Hamilton E. James, Joseph P. Baratta, William G. Parrett, Kelly A. Ayotte, James W. Breyer, Reginald J. Brown, Sir John Antony Hood, Rochelle B. Lazarus, Jay O. Light, The Right Honorable Brian Mulroney and Ruth Porat as directors of Blackstone Inc. Each director was serving as a director of Blackstone Inc. at the time of election.
Annual Meeting of Stockholders
We will hold our 2021 annual meeting of stockholders (the “Annual Meeting”) at 9:00 a.m., Eastern Time, on September 21, 2021. The Annual Meeting will be held in a virtual meeting format only. Stockholders of record at the close of business on August 20, 2021 (the “Record Date”) can attend the meeting at https://event.webcasts.com/starthere.jsp?ei=1475044&tp_key=ef9a4e903d. In order to access the Annual Meeting, please be prepared to confirm your ownership of common stock as of the Record Date. Please note that there will not be any matter for stockholders to vote on at the Annual Meeting, and, as such, no action is expected to be taken at the Annual Meeting. Please note that we are not planning on providing any update on our business during the Annual Meeting.
Item 6.    Exhibits

Exhibit Number	Exhibit Description

3.1*	Amended and Restated Certificate of Incorporation of Blackstone Inc.

3.2*	Amended and Restated Bylaws of Blackstone Inc.

4.1	Seventeenth Supplemental Indenture dated as of August 5, 2021 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2021).

4.2	Form of 1.625% Senior Note due 2028 (included in Exhibit 4.1 hereto).

4.3	Eighteenth Supplemental Indenture dated as of August 5, 2021 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2021).

4.4	Form of 2.000% Senior Note due 2032 (included in Exhibit 4.3 hereto).

4.5	Nineteenth Supplemental Indenture dated as of August 5, 2021 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2021).

4.6	Form of 2.850% Senior Note due 2051 (included in Exhibit 4.5 hereto).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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
Date: August 6, 2021

Blackstone Inc.

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and
Authorized Signatory)