Form 10-Q
period 2021-09-30
Blackstone Inc
filed 2021-11-04
CIK 1393818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
of the Exchange Act). Yes
☐
No
☒
As of October 29, 2021, there were 686,871,813 shares of common stock of the registrant outstanding.

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
This report does not constitute an offer of any Blackstone Fund.

Part I. Financial Information

Item 1.	Financial Statements
Blackstone Inc.
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share Data)

	September 30,	December 31,
	2021	2020
Assets

Cash and Cash Equivalents	$5,011,433	$1,999,484
Cash Held by Blackstone Funds and Other	113,731	64,972
Investments (including assets pledged of $50,504 and $110,835 at September 30, 2021 and December 31, 2020, respectively)	25,104,195	15,617,142
Accounts Receivable	496,265	866,158
Due from Affiliates	3,718,119	3,221,515
Intangible Assets, Net	303,082	347,955
Goodwill	1,890,202	1,901,485
Other Assets	538,567	481,022
Right-of-Use Assets	745,886	526,943
Deferred Tax Assets	1,116,612	1,242,576

Total Assets	$39,038,092	$26,269,252

Liabilities and Equity
Loans Payable	$7,527,576	$5,644,653
Due to Affiliates	1,426,209	1,135,041
Accrued Compensation and Benefits	7,399,559	3,433,260
Securities Sold, Not Yet Purchased	35,657	51,033
Repurchase Agreements	36,545	76,808
Operating Lease Liabilities	863,020	620,844
Accounts Payable, Accrued Expenses and Other Liabilities	871,661	717,104

Total Liabilities	18,160,227	11,678,743

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	66,824	65,161

Equity
Stockholders’ Equity of Blackstone Inc.
Common Stock, $0.00001 par value, 90 billion shares authorized, (693,612,698 shares issued and outstanding as of September 30, 2021; 683,875,544 shares issued and outstanding as of December 31, 2020)	7	7
Series I Preferred Stock, $0.00001 par value, 999,999,000 shares authorized, (1 share issued and outstanding as of September 30, 2021 and December 31, 2020)	—	—
Series II Preferred Stock, $0.00001 par value, 1,000 shares authorized, (1 share issued and outstanding as of September 30, 2021 and December 31, 2020)	—	—
Additional Paid-in-Capital	6,037,628	6,332,105
Retained Earnings	3,031,765	335,762
Accumulated Other Comprehensive Loss	(15,357)	(15,831)

Total Stockholders’ Equity of Blackstone Inc.	9,054,043	6,652,043
Non-Controlling Interests in Consolidated Entities	5,638,612	4,042,157
Non-Controlling Interests in Blackstone Holdings	6,118,386	3,831,148

Total Equity	20,811,041	14,525,348

Total Liabilities and Equity	$39,038,092	$26,269,252

continued...
See notes to condensed consolidated financial statements.

Blackstone Inc.
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

	September 30,	December 31,
	2021	2020
Assets
Cash Held by Blackstone Funds and Other	$113,731	$64,972
Investments	2,104,705	1,455,008
Accounts Receivable	64,254	120,099
Due from Affiliates	11,142	8,676
Other Assets	262	262

Total Assets	$2,294,094	$1,649,017

Liabilities
Loans Payable	$100	$99
Due to Affiliates	95,062	65,429
Securities Sold, Not Yet Purchased	23,745	41,709
Repurchase Agreements	36,545	76,808
Accounts Payable, Accrued Expenses and Other Liabilities	34,869	37,221

Total Liabilities	$190,321	$221,266

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Management and Advisory Fees, Net	$1,320,795	$1,053,851	$3,711,159	$2,958,411

Incentive Fees	48,206	13,498	117,537	40,959

Investment Income (Loss)
Performance Allocations
Realized	1,522,495	371,406	2,865,482	640,846
Unrealized	2,724,366	1,403,480	7,886,033	(981,678)
Principal Investments
Realized	325,414	61,017	832,512	170,814
Unrealized	183,754	295,308	1,151,904	(332,295)

Total Investment Income (Loss)	4,756,029	2,131,211	12,735,931	(502,313)

Interest and Dividend Revenue	35,048	26,497	97,477	85,505
Other	64,187	(192,159)	152,387	(109,559)

Total Revenues	6,224,265	3,032,898	16,814,491	2,473,003

Expenses
Compensation and Benefits
Compensation	536,199	460,983	1,585,941	1,395,983
Incentive Fee Compensation	21,007	7,385	48,763	22,339
Performance Allocations Compensation
Realized	631,632	142,149	1,192,082	253,141
Unrealized	1,193,853	509,474	3,394,041	(433,091)

Total Compensation and Benefits	2,382,691	1,119,991	6,220,827	1,238,372
General, Administrative and Other	217,995	171,041	608,174	497,658
Interest Expense	52,413	39,540	141,718	120,460
Fund Expenses	1,260	2,274	7,417	10,962

Total Expenses	2,654,359	1,332,846	6,978,136	1,867,452

Other Income (Loss)
Change in Tax Receivable Agreement Liability	(37,321)	(7,693)	(34,803)	(8,212)
Net Gains (Losses) from Fund Investment Activities	132,312	108,752	379,781	(60,325)

Total Other Income (Loss)	94,991	101,059	344,978	(68,537)

Income Before Provision for Taxes	3,664,897	1,801,111	10,181,333	537,014
Provision for Taxes	458,904	100,960	746,707	89,672

Net Income	3,205,993	1,700,151	9,434,626	447,342
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	1,550	6,868	2,816	(12,027)
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	486,907	259,761	1,305,273	(90,938)
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	1,315,641	638,803	3,667,618	253,814

Net Income Attributable to Blackstone Inc.	$1,401,895	$794,719	$4,458,919	$296,493

Net Income Per Share of Common Stock
Basic	$1.94	$1.14	$6.21	$0.43

Diluted	$1.94	$1.13	$6.21	$0.43

Weighted-Average Shares of Common Stock Outstanding
Basic	722,229,117	700,184,580	717,516,302	695,049,997

Diluted	722,433,099	700,527,966	717,918,415	695,337,575

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Income	$3,205,993	$1,700,151	$9,434,626	$447,342
Other Comprehensive Income (Loss), Currency Translation Adjustment	(8,689)	14,791	1,366	2,888

Comprehensive Income	3,197,304	1,714,942	9,435,992	450,230

Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	1,550	6,868	2,816	(12,027)
Comprehensive Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	486,907	259,761	1,305,273	(90,938)
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	1,312,064	644,243	3,668,510	255,614

Comprehensive Income Attributable to Non-Controlling Interests	1,800,521	910,872	4,976,599	152,649

Comprehensive Income Attributable to Blackstone Inc.	$1,396,783	$804,070	$4,459,393	$297,581

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
			Additional	Retained	hensive	Total	Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income	Stockholders’	Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Equity	Entities	Holdings	Equity	Entities
Balance at June 30, 2021	691,093,463	$7	$6,282,600	$2,133,794	$(10,245)	$8,406,156	$4,860,442	$5,214,848	$18,481,446	$65,568
Net Income	—	—	—	1,401,895	—	1,401,895	486,907	1,315,641	3,204,443	1,550
Currency Translation Adjustment	—	—	—	—	(5,112)	(5,112)	—	(3,577)	(8,689)	—
Capital Contributions	—	—	—	—	—	—	608,720	2,487	611,207	—
Capital Distributions	—	—	—	(503,924)	—	(503,924)	(317,357)	(423,813)	(1,245,094)	(294)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	(100)	—	(100)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	10,734	—	—	10,734	—	—	10,734	—
Equity-Based Compensation	—	—	81,616	—	—	81,616	—	57,914	139,530	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	1,815,907	—	(26,583)	—	—	(26,583)	—	—	(26,583)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(2,875,000)	—	(355,853)	—	—	(355,853)	—	—	(355,853)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	6,617	—	—	6,617	—	(6,617)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	3,578,328	—	38,497	—	—	38,497	—	(38,497)	—	—

Balance at September 30, 2021	693,612,698	$7	$6,037,628	$3,031,765	$(15,357)	$9,054,043	$5,638,612	$6,118,386	$20,811,041	$66,824

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

continued...
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
			Additional	Retained	hensive	Total	Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income	Stockholders’	Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Equity	Entities	Holdings	Equity	Entities
Balance at June 30, 2020	676,874,583	$7	$6,272,040	$(574,295)	$(36,758)	$5,660,994	$3,900,429	$2,866,043	$12,427,466	$68,564
Transfer Out Due to Deconsolidation of Fund Entities	—	—	—	—	—	—	(216,339)	—	(216,339)	—
Net Income	—	—	—	794,719	—	794,719	259,761	638,803	1,693,283	6,868
Currency Translation Adjustment	—	—	—	—	9,351	9,351	—	5,440	14,791	—
Capital Contributions	—	—	—	—	—	—	74,762	2,719	77,481	—
Capital Distributions	—	—	—	(256,856)	—	(256,856)	(69,761)	(217,337)	(543,954)	(12,048)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	(2,662)	—	(2,662)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	4,392	—	—	4,392	—	—	4,392	—
Equity-Based Compensation	—	—	57,098	—	—	57,098	—	42,812	99,910	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	1,002,685	—	(12,430)	—	—	(12,430)	—	—	(12,430)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(2,000,000)	—	(105,644)	—	—	(105,644)	—	—	(105,644)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	862	—	—	862	—	(862)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	4,803,480	—	27,404	—	—	27,404	—	(27,404)	—	—

Balance at September 30, 2020	680,680,748	$7	$6,243,722	$(36,432)	$(27,407)	$6,179,890	$3,946,190	$3,310,214	$13,436,294	$63,384

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

continued...
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
			Additional	Retained	hensive	Total	Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income	Stockholders’	Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Equity	Entities	Holdings	Equity	Entities
Balance at December 31, 2020	683,875,544	$7	$6,332,105	$335,762	$(15,831)	$6,652,043	$4,042,157	$3,831,148	$14,525,348	$65,161
Net Income	—	—	—	4,458,919	—	4,458,919	1,305,273	3,667,618	9,431,810	2,816
Currency Translation Adjustment	—	—	—	—	474	474	—	892	1,366	—
Capital Contributions	—	—	—	—	—	—	1,020,950	7,746	1,028,696	—
Capital Distributions	—	—	—	(1,762,916)	—	(1,762,916)	(726,075)	(1,448,470)	(3,937,461)	(1,153)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	(3,693)	—	(3,693)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	30,448	—	—	30,448	—	—	30,448	—
Equity-Based Compensation	—	—	250,222	—	—	250,222	—	178,855	429,077	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	3,802,879	—	(49,642)	—	—	(49,642)	—	—	(49,642)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(6,049,598)	—	(644,908)	—	—	(644,908)	—	—	(644,908)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	10,494	—	—	10,494	—	(10,494)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	11,983,873	—	108,909	—	—	108,909	—	(108,909)	—	—

Balance at September 30, 2021	693,612,698	$7	$6,037,628	$3,031,765	$(15,357)	$9,054,043	$5,638,612	$6,118,386	$20,811,041	$66,824

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

continued...
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
			Additional	Retained	hensive	Total	Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income	Stockholders’	Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Equity	Entities	Holdings	Equity	Entities
Balance at December 31, 2019	671,157,692	$7	$6,428,647	$609,625	$(28,495)	$7,009,784	$4,186,069	$3,819,548	$15,015,401	$87,651
Transfer Out Due to Deconsolidation of Fund Entities	—	—	—	—	—	—	(216,339)	—	(216,339)	—
Net Income (Loss)	—	—	—	296,493	—	296,493	(90,938)	253,814	459,369	(12,027)
Currency Translation Adjustment	—	—	—	—	1,088	1,088	—	1,800	2,888	—
Capital Contributions	—	—	—	—	—	—	447,723	2,719	450,442	—
Capital Distributions	—	—	—	(942,550)	—	(942,550)	(375,558)	(786,392)	(2,104,500)	(12,240)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	(4,767)	—	(4,767)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	19,592	—	—	19,592	—	—	19,592	—
Equity-Based Compensation	—	—	181,377	—	—	181,377	—	136,912	318,289	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	2,742,841	—	(30,069)	—	—	(30,069)	—	(7)	(30,076)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(8,969,237)	—	(474,005)	—	—	(474,005)	—	—	(474,005)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	14,647	—	—	14,647	—	(14,647)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	15,749,452	—	103,533	—	—	103,533	—	(103,533)	—	—

Balance at September 30, 2020	680,680,748	$7	$6,243,722	$(36,432)	$(27,407)	$6,179,890	$3,946,190	$3,310,214	$13,436,294	$63,384

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net Income	$9,434,626	$447,342
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Blackstone Funds Related
Net Realized Gains on Investments	(3,851,756)	(696,453)
Changes in Unrealized (Gains) Losses on Investments	(1,411,164)	351,987
Non-Cash Performance Allocations	(7,886,033)	981,678
Non-Cash Performance Allocations and Incentive Fee Compensation	4,619,216	(168,571)
Equity-Based Compensation Expense	454,110	349,472
Amortization of Intangibles	56,174	53,250
Other Non-Cash Amounts Included in Net Income	62,730	(77,813)
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Relinquished with Deconsolidation of Fund Entities	—	(257,544)
Accounts Receivable	437,030	464,997
Due from Affiliates	(419,569)	(177,850)
Other Assets	(54,140)	(125,442)
Accrued Compensation and Benefits	(677,951)	(309,237)
Securities Sold, Not Yet Purchased	(14,924)	(26,840)
Accounts Payable, Accrued Expenses and Other Liabilities	(4,020)	98,983
Repurchase Agreements	(40,263)	(73,522)
Due to Affiliates	63,888	9,207
Investments Purchased	(4,175,221)	(4,947,832)
Cash Proceeds from Sale of Investments	8,207,202	5,730,106

Net Cash Provided by Operating Activities	4,799,935	1,625,918

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(44,456)	(70,896)

Net Cash Used in Investing Activities	(44,456)	(70,896)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(727,228)	(387,798)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	1,016,285	431,874
Payments Under Tax Receivable Agreement	(51,366)	(73,881)
Net Settlement of Vested Common Stock and Repurchase of Common Stock and Blackstone Holdings Partnership Units	(694,550)	(504,081)
Proceeds from Loans Payable	1,973,969	890,159

continued...
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2021	2020
Financing Activities (Continued)
Repayment and Repurchase of Loans Payable	$—	$(1,890)
Dividends/Distributions to Shareholders and Unitholders	(3,203,640)	(1,726,223)

Net Cash Used in Financing Activities	(1,686,530)	(1,371,840)

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other	(8,241)	7,280

Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other
Net Increase	3,060,708	190,462
Beginning of Period	2,064,456	2,523,651

End of Period	$5,125,164	$2,714,113

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$154,162	$137,031

Payments for Income Taxes	$454,212	$115,859

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$8,636	$14,557

Notes Issuance Costs	$16,991	$6,750

Transfer of Interests to Non-Controlling Interest Holders	$(3,693)	$(4,767)

Change in Blackstone Inc.’s Ownership Interest	$10,494	$14,647

Net Settlement of Vested Common Stock	$199,325	$113,368

Conversion of Blackstone Holdings Units to Common Stock	$108,909	$103,533

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(278,795)	$(201,188)

Due to Affiliates	$248,347	$181,596

Equity	$30,448	$19,592

The following table provides a reconciliation of Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other reported within the Condensed Consolidated Statements of Financial Condition:

	September 30,	December 31,
	2021	2020
Cash and Cash Equivalents	$5,011,433	$1,999,484
Cash Held by Blackstone Funds and Other	113,731	64,972

	$5,125,164	$2,064,456

See notes to condensed consolidated financial statements.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

1.    Organization
Blackstone Inc., together with its consolidated subsidiaries (“Blackstone” or the “Company”), is one of the world’s leading investment firms. Blackstone’s asset management business includes investment vehicles focused on real estate, private equity, public debt and equity, growth equity, opportunistic, non-investment
grade credit, real assets and secondary funds, all on a global basis. “Blackstone Funds” refers to the funds and other vehicles that are managed by Blackstone. Blackstone’s business is organized into four segments: Real Estate, Private Equity, Hedge Fund Solutions and Credit & Insurance.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Restructurings within consolidated collateralized loan obligations (“CLOs”) are treated as investment purchases or sales, as applicable, in the Condensed Consolidated Statements of Cash Flows.
COVID-19
and Global Economic Market Conditions
The ongoing novel coronavirus
(“COVID-19”)
pandemic has caused disruption in the U.S. and global economies. More recently, robust economic activity in the U.S. has supported a continued recovery, which nevertheless may remain uneven with dispersion across sectors and regions. The estimates and assumptions underlying these consolidated financial statements are based on the information available as of September 30, 2021 for the current period and as of September 30, 2020 or December 31, 2020, as applicable. The estimates and assumptions include judgments about financial market and economic conditions which have changed, and may continue to change, over time.
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

Blackstone Inc.
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

Blackstone Inc.
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

Blackstone Inc.
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

Blackstone Inc.
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

Blackstone Inc.
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

Blackstone Inc.
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

Blackstone Inc.
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
Strategic Partners’ results presented in Blackstone’s financial statements are reported on a three month lag from Strategic Partners’ fund financial statements, which report the performance of underlying investments generally on a same quarter basis, if available. Therefore, Strategic Partners’ results presented herein do not reflect the impact of economic and market activity in the current quarter. Current quarter market activity of Strategic Partners’ underlying investments is expected to affect Blackstone’s reported results in upcoming periods. Effective September 30, 2021, Strategic Partners’ fund financial reporting process was updated to report the performance of underlying fund investments generally on a same-quarter basis, if available. Previously, such fund financial reporting in Strategic Partners’ fund financial statements generally reported on a three month lag. This update to Strategic Partners’ fund financial reporting process has permitted Strategic Partners’ appreciation to be reported in Blackstone’s financial statements on a more current basis. As a result of the reporting process change, for the three months and nine months ended September 30, 2021, Strategic Partners’ results presented in Blackstone’s financial statements reflect the market activity of two quarters and four quarters, respectively.
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

Blackstone Inc.
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
Non-Controlling
Interests in Consolidated Entities
Non-Controlling
Interests in Consolidated Entities represent the component of Equity in consolidated Blackstone Funds held by third party investors and employees. The percentage interests held by third parties and employees is adjusted for general partner allocations and by subscriptions and redemptions in funds of hedge funds and certain credit-focused funds which occur during the reporting period. In addition, all non-controlling
interests in consolidated Blackstone Funds are attributed a share of income (loss) arising from the respective funds and a share of other comprehensive income, if applicable. Income (Loss) is allocated to non-controlling
interests in consolidated entities based on the relative ownership interests of third party investors and employees after considering any contractual arrangements that govern the allocation of income (loss) such as fees allocable to Blackstone Inc.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Net Income (Loss) Per Share of Common Stock
Basic Income (Loss) Per Share of Common Stock is calculated by dividing Net Income (Loss) Attributable to Blackstone Inc. by the weighted-average shares of common stock, unvested participating shares of common stock outstanding for the period and vested deferred restricted shares of common stock that have been earned for which issuance of the related shares of common stock is deferred until future periods. Diluted Income (Loss) Per Share of Common Stock reflects the impact of all dilutive securities. Unvested participating shares of common stock are excluded from the computation in periods of loss as they are not contractually obligated to share in losses.
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

Blackstone Inc.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

3.    Intangible Assets
Intangible Assets, Net consists of the following:

	September 30,	December 31,
	2021	2020
Finite-Lived Intangible Assets/Contractual Rights	$1,745,376	$1,734,076
Accumulated Amortization	(1,442,294)	(1,386,121)

Intangible Assets, Net	$303,082	$347,955

Amortization expense associated with Blackstone’s intangible assets was $18.7 million and $56.2 million for the three and nine month periods ended September 30, 2021, respectively, and $17.7 million and $53.2 million for the three and nine month periods ended September 30, 2020, respectively.
Amortization of Intangible Assets held at September 30, 2021 is expected to be $74.9 million, $67.1 million, $38.1 million, $30.5 million, and $30.5 million for each of the years ending December 31, 2021, 2022, 2023, 2024 and 2025, respectively. Blackstone’s Intangible Assets as of September 30, 2021 are expected to amortize over a weighted-average period of 7.3 years.
4.    Investments
Investments consist of the following:

	September 30,	December 31,
	2021	2020
Investments of Consolidated Blackstone Funds	$2,104,705	$1,455,008
Equity Method Investments
Partnership Investments	5,303,334	4,353,234
Accrued Performance Allocations	15,063,648	6,891,262
Corporate Treasury Investments	1,520,426	2,579,716
Other Investments	1,112,082	337,922

	$25,104,195	$15,617,142

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $403.2 million and $198.3 million at September 30, 2021 and December 31, 2020, respectively.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Investments of Consolidated Blackstone Funds
The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Realized Gains (Losses)	$37,697	$3,946	$99,692	$(131,026)
Net Change in Unrealized Gains (Losses)	86,303	97,097	259,259	(19,693)

Realized and Net Change in Unrealized Gains (Losses) from Consolidated Blackstone Funds	124,000	101,043	358,951	(150,719)
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	8,312	7,709	20,830	90,394

Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities	$132,312	$108,752	$379,781	$(60,325)

Equity Method Investments
Blackstone’s equity method investments include Partnership Investments, which represent the pro-rata
investments, and any associated Accrued Performance Allocations in Blackstone Funds. Prior to January 26, 2021, Partnership Investments also included the 40%
non-controlling
interest in Pátria Investments Limited and Pátria Investimentos Ltda. (collectively, “Pátria”).
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
Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the nine months ended September 30, 2021 and 2020, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.
Partnership Investments
Blackstone recognized net gains related to its Partnership Investments accounted for under the equity method of $469.0 million and $305.2 million for the three months ended September 30, 2021 and 2020, respectively. Blackstone recognized net gains (losses) related to its equity method investments of $1.6 billion and $(13.5) million for the nine months ended September 30, 2021 and 2020, respectively.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Accrued Performance Allocations
Accrued Performance Allocations to Blackstone were as follows:

	Real	Private	Hedge Fund	Credit &
	Estate	Equity	Solutions	Insurance	Total
Accrued Performance Allocations, December 31, 2020	$3,033,462	$3,487,206	$42,293	$328,301	$6,891,262
Performance Allocations as a Result of Changes in Fund Fair Values	4,700,366	5,277,832	511,027	309,445	10,798,670
Foreign Exchange Loss	(53,944)	—	—	—	(53,944)
Fund Distributions	(899,426)	(1,571,531)	(19,405)	(81,978)	(2,572,340)

Accrued Performance Allocations, September 30, 2021	$6,780,458	$7,193,507	$533,915	$555,768	$15,063,648

Corporate Treasury Investments
The portion of corporate treasury investments included in Investments represents Blackstone’s investments into primarily fixed income securities, mutual fund interests, and other fund interests. These strategies are managed by a combination of Blackstone personnel and third party advisors. The following table presents the Realized and Net Change in Unrealized Gains (Losses) on these investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Realized Gains (Losses)	$(359)	$(1,431)	$5,526	$(3,187)
Net Change in Unrealized Gains (Losses)	3,196	48,480	42,648	(94,917)

	$2,837	$47,049	$48,174	$(98,104)

Other Investments
Other Investments consist primarily of proprietary investment securities held by Blackstone, including subordinated notes in non-consolidated
CLO vehicles and the retained interest in Pátria following Pátria’s IPO. Other Investments include equity investments without readily determinable fair values which have a carrying value of $211.4 million as of September 30, 2021. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in Other Investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Realized Gains	$100,289	$3,830	$129,711	$17,163
Net Change in Unrealized Gains (Losses)	(51,380)	7,268	234,187	(66,096)

	$48,909	$11,098	$363,898	$(48,933)

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

5.    Net Asset Value as Fair Value
A summary of fair value by strategy type and ability to redeem such investments as of September 30, 2021 is presented below:

		Redemption
		Frequency	Redemption
Strategy (a)	Fair Value	(if currently eligible)	Notice Period
Diversified Instruments	$33	(b)	(b)
Credit Driven	390,629	(c)	(c)
Equity	53,406	(d)	(d)
Commodities	971	(e)	(e)

	$445,039

(a)	As of September 30, 2021, Blackstone had no unfunded commitments.
(b)
Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 100% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date.

(c)
The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 4% of the fair value of the investments in this category are in liquidation. The remaining 96% of investments in this category may not be redeemed at, or within three months of, the reporting date.

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

Blackstone Inc.
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

	September 30, 2021				December 31, 2020
	Assets		Liabilities		Assets		Liabilities
		Fair		Fair		Fair		Fair
	Notional	Value	Notional	Value	Notional	Value	Notional	Value
Freestanding Derivatives
Blackstone
Interest Rate Contracts	$685,429	$75,042	$768,260	$83,903	$684,320	$113,072	$862,887	$190,342
Foreign Currency Contracts	386,404	6,814	248,554	4,152	316,787	7,392	334,015	3,941
Credit Default Swaps	2,007	160	9,916	981	2,706	331	9,158	1,350
Other	—	—	—	—	5,000	5,227	—	—

	1,073,840	82,016	1,026,730	89,036	1,008,813	126,022	1,206,060	195,633

Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	75,919	1,569	—	—	—	—	66,431	2,651
Interest Rate Contracts	—	—	14,000	984	—	—	14,000	1,485
Credit Default Swaps	3,786	288	23,250	1,077	8,282	542	41,290	1,558
Total Return Swaps	—	—	—	—	—	—	19,275	2,125

	79,705	1,857	37,250	2,061	8,282	542	140,996	7,819

	$1,153,545	$83,873	$1,063,980	$91,097	$1,017,095	$126,564	$1,347,056	$203,452

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$(4,181)	$(221)	$(2,883)	$(8,135)
Foreign Currency Contracts	(4,812)	6,889	(389)	1,749
Credit Default Swaps	10	(8)	(980)	(120)
Total Return Swaps	161	(113)	(1,254)	(1,644)
Other	—	26	(40)	(12)

	(8,822)	6,573	(5,546)	(8,162)

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	27,025	(124,934)	72,210	(44,599)
Foreign Currency Contracts	6,807	(5,887)	3,431	(2,300)
Credit Default Swaps	106	(732)	948	(2,103)
Total Return Swaps	—	856	2,130	(3,243)
Other	—	(4)	(20)	32

	33,938	(130,701)	78,699	(52,213)

	$25,116	$(124,128)	$73,153	$(60,375)

As of September 30, 2021 and December 31, 2020, Blackstone had not designated any derivatives as cash flow hedges.
7.    Fair Value Option
The following table summarizes the financial instruments for which the fair value option has been elected:

	September 30,	December 31,
	2021	2020
Assets
Loans and Receivables	$239,766	$581,079
Equity and Preferred Securities	763,876	532,790
Debt Securities	336,360	448,352

	$1,340,002	$1,562,221

Liabilities
Corporate Treasury Commitments	$366	$244

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following tables present the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Three Months Ended September 30,
	2021		2020
		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized
	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Assets
Loans and Receivables	$(2,631)	$(509)	$(2,443)	$3,681
Equity and Preferred Securities	989	2,914	—	(11,207)
Debt Securities	909	(2,303)	(2,807)	23,901

	$(733)	$102	$(5,250)	$16,375

Liabilities
Corporate Treasury Commitments	$—	$80	$—	$1,325

	Nine Months Ended September 30,
	2021		2020
		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized
	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Assets
Loans and Receivables	$(10,527)	$4,574	$(8,213)	$3,413
Equity and Preferred Securities	19,433	43,315	(342)	(114,954)
Debt Securities	10,879	(6,538)	(23,909)	14,772
Assets of Consolidated CLO Vehicles (a)
Corporate Loans	—	—	(96,194)	(226,542)
Other	—	—	—	(325)

	$19,785	$41,351	$(128,658)	$(323,636)

Liabilities
Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes	$—	$—	$—	$199,445
Subordinated Notes	—	—	—	30,046
Corporate Treasury Commitments	—	(113)	—	(705)

	$—	$(113)	$—	$228,786

(a)	During the year ended December 31, 2020, Blackstone deconsolidated nine CLO vehicles. See Note 9. “Variable Interest Entities” for additional details.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table presents information for those financial instruments for which the fair value option was elected:

	September 30, 2021			December 31, 2020
		For Financial Assets			For Financial Assets
		Past Due			Past Due
	(Deficiency)		Excess	(Deficiency)		Excess
	of Fair Value	Fair	of Fair Value	of Fair Value	Fair	of Fair Value
	Over Principal	Value	Over Principal	Over Principal	Value	Over Principal
Loans and Receivables	$(1,634)	$—	$—	$(7,807)	$—	$—
Debt Securities	(28,679)	—	—	(29,359)	—	—

	$(30,313)	$—	$—	$(37,166)	$—	$—

As of September 30, 2021 and December 31, 2020, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual
status.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

8.    Fair Value Measurements of Financial Instruments
The following tables summarize the valuation of Blackstone’s financial assets and liabilities by the fair value hierarchy:

	September 30, 2021
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$2,251,662	$—	$—	$—	$2,251,662

Investments
Investments of Consolidated Blackstone Funds
Investment Funds	—	—	—	15,165	15,165
Equity Securities, Partnerships and LLC Interests	32,316	190,439	1,050,488	372,301	1,645,544
Debt Instruments	656	393,017	48,466	—	442,139
Freestanding Derivatives	—	1,857	—	—	1,857

Total Investments of Consolidated Blackstone Funds	32,972	585,313	1,098,954	387,466	2,104,705
Corporate Treasury Investments	267,377	1,234,284	18,765	—	1,520,426
Other Investments	367,623	246,783	228,740	57,573	900,719

Total Investments	667,972	2,066,380	1,346,459	445,039	4,525,850

Accounts Receivable - Loans and Receivables	—	—	239,766	—	239,766

Other Assets - Freestanding Derivatives	2,365	79,651	—	—	82,016

	$2,921,999	$2,146,031	$1,586,225	$445,039	$7,099,294

Liabilities
Securities Sold, Not Yet Purchased	$11,912	$23,745	$—	$—	$35,657

Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds - Freestanding Derivatives	—	2,061	—	—	2,061
Freestanding Derivatives	219	88,817	—	—	89,036
Corporate Treasury Commitments (a)	—	—	366	—	366

Total Accounts Payable, Accrued Expenses and Other Liabilities	219	90,878	366	—	91,463

	$12,131	$114,623	$366	$—	$127,120

Blackstone Inc.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of September 30,

2021:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)	Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$1,050,488	Discounted Cash Flows	Discount Rate	2.9% - 44.1%	10.5%	Lower
			Exit Multiple - EBITDA	3.7x - 31.4x	13.5x	Higher
			Exit Capitalization Rate	2.8% - 15.0%	5.0%	Lower
		Transaction Price	n/a
Debt Instruments	48,466	Discounted Cash Flows	Discount Rate	6.6% - 19.3%	9.4%	Lower
		Third Party Pricing	n/a

Total Investments of Consolidated Blackstone Funds	1,098,954
Corporate Treasury Investments	18,765	Discounted Cash Flows	Discount Rate	5.2% - 8.2%	6.6%	Lower
		Third Party Pricing	n/a
Loans and Receivables	239,766	Discounted Cash Flows	Discount Rate	6.8% - 8.6%	7.6%	Lower
Other Investments	228,740	Third Party Pricing	n/a
		Transaction Price	n/a

	$1,586,225

Blackstone Inc.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Level III Financial Assets at Fair Value
	Three Months Ended September 30,
	2021				2020
	Investments				Investments
	of	Loans	Other		of	Loans	Other
	Consolidated	and	Investments		Consolidated	and	Investments
	Funds	Receivables	(a)	Total	Funds	Receivables	(a)	Total
Balance, Beginning of Period	$982,984	$223,796	$73,475	$1,280,255	$1,215,374	$162,368	$33,697	$1,411,439
Transfer In (Out) Due to Deconsolidation	—	—	—	—	(471,591)	—	39,875	(431,716)
Transfer Into Level III (b)	—	—	8,018	8,018	26,710	—	3,172	29,882
Transfer Out of Level III (b)	(18,239)	—	(14,400)	(32,639)	(8,444)	—	(8,845)	(17,289)
Purchases	85,581	326,937	191,610	604,128	21,542	79,061	3,861	104,464
Sales	(56,063)	(333,041)	(13,250)	(402,354)	(36,592)	(59,929)	(6,436)	(102,957)
Issuances	—	24,138	—	24,138	—	36,171	—	36,171
Settlements	—	(1,093)	—	(1,093)	—	(20,705)	—	(20,705)
Changes in Gains (Losses) Included in Earnings	104,691	(971)	1,950	105,670	59,300	3,074	5,656	68,030

Balance, End of Period	$1,098,954	$239,766	$247,403	$1,586,123	$806,299	$200,040	$70,980	$1,077,319

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$96,160	$(3,732)	$1,940	$94,368	$59,693	$3,681	$7,027	$70,401

	Level III Financial Assets at Fair Value
	Nine Months Ended September 30,
	2021				2020
	Investments				Investments
	of	Loans	Other		of	Loans	Other
	Consolidated	and	Investments		Consolidated	and	Investments
	Funds	Receivables	(a)	Total	Funds	Receivables	(a)	Total
Balance, Beginning of Period	$858,310	$581,079	$46,158	$1,485,547	$1,050,272	$500,751	$29,289	$1,580,312
Transfer In (Out) Due to Deconsolidation	—	—	—	—	(296,741)	—	39,875	(256,866)
Transfer Into Level III (b)	302	—	8,018	8,320	26,176	—	23,293	49,469
Transfer Out of Level III (b)	(105,547)	—	(14,400)	(119,947)	(27,022)	—	(23,791)	(50,813)
Purchases	265,947	683,700	225,070	1,174,717	142,455	249,960	9,632	402,047
Sales	(178,397)	(1,034,253)	(19,414)	(1,232,064)	(80,197)	(566,810)	(11,797)	(658,804)
Issuances	—	43,478	—	43,478	—	36,171	—	36,171
Settlements	—	(46,649)	—	(46,649)	—	(24,355)	—	(24,355)
Changes in Gains (Losses) Included in Earnings	258,339	12,411	1,971	272,721	(8,644)	4,323	4,479	158

Balance, End of Period	$1,098,954	$239,766	$247,403	$1,586,123	$806,299	$200,040	$70,980	$1,077,319

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$222,541	$(6,842)	$1,919	$217,618	$(26,821)	$4,824	$5,363	$(16,634)

(a)	Represents corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.

Blackstone Inc.
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
During the year ended December 31, 2020, Blackstone determined that it was no longer the primary beneficiary and deconsolidated nine CLO vehicles as a result of an ownership reorganization and the ongoing decline in Blackstone’s economic exposure to these vehicles. Following the ownership reorganization, there are no remaining consolidated CLO vehicles. As of the date of deconsolidation, Blackstone’s Total Assets, Total Liabilities and
Non-Controlling
Interests in Consolidated Entities were reduced by $6.8 billion, $6.6 billion and $216.3 million, respectively. Blackstone continues to receive management fees and Performance Allocations from these vehicles following the dilution of its ownership interests.
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
non-consolidated
VIEs were as follows:

	September 30,	December 31,
	2021	2020
Investments	$2,659,578	$1,307,292
Due from Affiliates	172,741	262,815
Potential Clawback Obligation	44,045	38,679

Maximum Exposure to Loss	$2,876,364	$1,608,786

Amounts Due to Non-Consolidated VIEs	$157	$241

10. Repurchase Agreements
At September 30, 2021 and December 31, 2020, Blackstone pledged securities with a carrying value of $50.5 million and $110.8 million, respectively, and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following tables provide information regarding Blackstone’s Repurchase Agreements obligation by type of collateral pledged:

	September 30, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to	30 - 90	than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$—	$36,545	$—	$36,545

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$36,545

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

	December 31, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to	30 - 90	than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$15,345	$32,759	$28,704	$76,808

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$76,808

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

11. Offsetting of Assets and Liabilities
The following tables present the offsetting of assets and liabilities as of September 30, 2021 and December 31, 2020:

September 30, 2021
Gross and Net
	Amounts of	Gross Amounts Not Offset
	Assets Presented	in the Statement of
	in the Statement	Financial Condition
	of Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Received	Net Amount
Assets
Freestanding Derivatives	$83,194	$73,804	$45	$9,345

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	September 30, 2021
	Gross and Net
	Amounts of
	Liabilities	Gross Amounts Not Offset
	Presented in the	in the Statement of
	Statement of	Financial Condition
	Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Pledged	Net Amount
Liabilities
Freestanding Derivatives	$91,097	$79,415	$7,769	$3,913
Repurchase Agreements	36,545	36,545	—	—

	$127,642	$115,960	$7,769	$3,913

December 31, 2020
Gross and Net
	Amounts of	Gross Amounts Not Offset
	Assets Presented	in the Statement of
	in the Statement	Financial Condition
	of Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Received	Net Amount
Assets
Freestanding Derivatives	$126,564	$114,673	$53	$11,838

	December 31, 2020
	Gross and Net
	Amounts of
	Liabilities	Gross Amounts Not Offset
	Presented in the	in the Statement of
	Statement of	Financial Condition
	Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Pledged	Net Amount
Liabilities
Freestanding Derivatives	$202,188	$174,623	$19,194	$8,371
Repurchase Agreements	76,808	76,808	—	—

	$278,996	$251,431	$19,194	$8,371

(a)
Amounts presented are inclusive of both legally enforceable master netting agreements, and financial instruments received or pledged as collateral. Financial instruments received or pledged as collateral offset derivative counterparty risk exposure, but do not reduce net balance sheet exposure.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Repurchase Agreements are presented separately on the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	September 30,	December 31,
	2021	2020
Furniture, Equipment and Leasehold Improvements, Net	$239,117	$231,807
Prepaid Expenses	203,123	105,248
Freestanding Derivatives	82,016	126,022
Other	14,311	17,945

	$538,567	$481,022

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition and are not a significant component thereof.
Notional Pooling Arrangement
Blackstone has a notional cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of September 30, 2021, the aggregate cash balance on deposit relating to the cash pooling arrangement was $976.4 million, which was offset with an accompanying overdraft of $976.3 million.
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
All of Blackstone’s outstanding senior notes, including the 2028 Notes, 2032 Notes and 2051 Notes are unsecured and unsubordinated obligations of the Issuer that are fully and unconditionally guaranteed by Blackstone Inc. and its indirect subsidiaries, Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. (the “Guarantors”). The guarantees are unsecured and unsubordinated obligations of the Guarantors. Transaction costs related to the issuance of the 2028 Notes, 2032 Notes and 2051 Notes have been capitalized and will be amortized over the life of the 2028 Notes, 2032 Notes and 2051 Notes.
The following table presents the general characteristics of each of Blackstone’s outstanding notes as of September 30, 2021 and December 31, 2020, as well as their carrying value and fair value. The notes are included in Loans Payable within the Condensed Consolidated Statements of Financial Condition. All of the notes were issued at a discount. All of the notes accrue interest from the issue date thereof and all pay interest in arrears on a semi-annual basis or annual basis.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	September 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
Senior Notes	Value	Value (a)	Value	Value (a)
4.750%, Due 2/15/2023	$398,276	$422,920	$397,385	$434,400
2.000%, Due 5/19/2025	376,543	373,281	362,947	398,620
1.000%, Due 10/5/2026	696,508	720,646	724,646	770,707
3.150%, Due 10/2/2027	297,649	323,520	297,387	332,370
1.625%, Due 8/5/2028	643,188	635,440	—	—
1.500%, Due 4/10/2029	649,836	743,089	728,054	805,744
2.500%, Due 1/10/2030	491,431	512,600	490,745	538,200
1.600%, Due 3/30/2031	495,430	471,650	495,100	497,950
2.000%, Due 1/30/2032	786,536	770,400	—	—
6.250%, Due 8/15/2042	238,851	366,000	238,668	372,250
5.000%, Due 6/15/2044	489,383	661,000	489,201	684,800
4.450%, Due 7/15/2045	344,379	431,340	344,282	449,645
4.000%, Due 10/2/2047	290,680	348,120	290,533	364,590
3.500%, Due 9/10/2049	392,048	431,280	391,925	460,120
2.800%, Due 9/30/2050	393,783	381,880	393,681	406,280
2.850%, Due 8/5/2051	542,955	527,890	—	—

	$7,527,476	$8,121,056	$5,644,554	$6,515,676

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
Scheduled principal payments for borrowings as of September 30, 2021 were as follows:

	Operating	Blackstone Fund	Total
	Borrowings	Facilities	Borrowings
2021	$—	$100	$100
2022	—	—	—
2023	400,000	—	400,000
2024	—	—	—
2025	347,400	—	347,400
Thereafter	6,889,600	—	6,889,600

	$7,637,000	$100	$7,637,100

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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Blackstone was a cash taxpayer for the three and nine months ended September 30, 2021. Blackstone’s effective tax rate was 12.5% and 5.6% for the three months ended September 30, 2021 and 2020, respectively, and 7.3% and 16.7% for the nine months ended September 30, 2021 and 2020, respectively. Blackstone’s income tax provision was $458.9 million and $101.0 million for the three months ended September 30, 2021 and 2020, respectively, and $746.7 million and $89.7 million for the nine months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021, the effective tax rate differs from the statutory rate primarily due to a portion of the reported net income (loss) before taxes is attributable to non-controlling
interest holders. For the nine months ended September 30, 2021, the effective tax rate differs from the statutory rate primarily due to: (a) a portion of the reported net income (loss) before taxes is attributable to non-controlling
interest holders and (b) the net change to the valuation allowance related to the step-up
in the tax basis of investment tax assets. For the three and nine months ended September 30, 2020, the effective tax rate differs from the statutory rate primarily due to: (a) a portion of the reported net income (loss) before taxes is attributable to non-controlling
interest holders and (b) the net change to the valuation allowance related to the step-up
in the tax basis of investment tax assets.
14. Earnings Per Share and Stockholders’ Equity
Earnings Per Share
Basic and diluted net income per share of common stock for the three and nine months ended September 30, 2021 and 2020 was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Income for Per Share of Common Stock Calculations
Net Income Attributable to Blackstone Inc., Basic and Diluted	$1,401,895	$794,719	$4,458,919	$296,493

Shares/Units Outstanding
Weighted-Average Shares of Common Stock Outstanding, Basic	722,229,117	700,184,580	717,516,302	695,049,997
Weighted-Average Shares of Unvested Deferred Restricted Common Stock	203,982	343,386	402,113	287,578

Weighted-Average Shares of Common Stock Outstanding, Diluted	722,433,099	700,527,966	717,918,415	695,337,575

Net Income Per Share of Common Stock
Basic	$1.94	$1.14	$6.21	$0.43

Diluted	$1.94	$1.13	$6.21	$0.43

Dividends Declared Per Share of Common Stock (a)	$0.70	$0.37	$2.48	$1.37

(a)	Dividends declared reflects the calendar date of the declaration for each dividend.
In computing the dilutive effect that the exchange of Blackstone Holdings Partnership Units would have on Net Income Per Share of Common Stock, Blackstone considered that net income available to holders of shares of common stock would increase due to the elimination of non-controlling
interests in Blackstone Holdings, inclusive of any tax impact. The hypothetical conversion may be dilutive to the extent there is activity at Blackstone Inc. level that has not previously been attributed to the non-controlling
interests or if there is a change in tax rate as a result of a hypothetical conversion.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the anti-dilutive securities for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Weighted-Average Blackstone Holdings Partnership Units	484,991,263	501,898,454	488,880,363	506,274,987
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
In connection with the share reclassification, effective February 26, 2021, the Certificate of Incorporation of Blackstone was amended and restated to: (a) rename the Class A common stock as “common stock,” which has the same rights and powers (including, without limitation, with respect to voting) that Blackstone’s Class A common stock formerly had, (b) reclassify the “Class B common stock” into a new “Series I preferred stock,” which has the same rights and powers that the Class B common stock formerly had, and (c) reclassify the Class C common stock into a new “Series II preferred stock,” which has the same rights and powers that the Class C common stock formerly had. In connection with such share reclassification, the Company authorized 10 billion shares of preferred stock with a par value of $0.00001, of which (a) 999,999,000 shares are designated as Series I preferred stock and (b) 1,000 shares are designated as Series II preferred stock. The remaining 9 billion shares may be designated from time to time in accordance with Blackstone’s certificate of incorporation. There was 1 share of Series I preferred stock and 1 share of Series II preferred stock issued and outstanding as of September 30, 2021.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

During the three and nine months ended September 30, 2021, Blackstone repurchased 2.9 million and 6.0 million shares of common stock at a total cost of $355.9 million and $644.9 million, respectively. During the three and nine months ended September 30, 2020, Blackstone repurchased 2.0 million and 9.0 million shares, respectively, of common stock at a total cost of $105.6 million and $474.0 million, respectively. As of September 30, 2021, the amount remaining available for repurchases under the repurchase program was $402.6 million.
Shares Eligible for Dividends and Distributions
As of September 30, 2021, the total shares of common stock and Blackstone Holdings Partnership Units entitled to participate in dividends and distributions were as follows:

Shares/Units
Common Stock Outstanding	693,612,698
Unvested Participating Common Stock	27,756,700

Total Participating Common Stock	721,369,398
Participating Blackstone Holdings Partnership Units	483,553,949

1,204,923,347

15.	Equity-Based Compensation
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
For the three and nine months ended September 30, 2021, Blackstone recorded compensation expense of $148.7 million and $454.1 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $19.4 million and $60.1 million, respectively. For the three and nine months ended September 30, 2020, Blackstone recorded compensation expense of 110.8 million and $349.5 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $12.5 million and $40.9 million, respectively.
As of September 30, 2021, there was $1.4 billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 3.5 years.
Total vested and unvested outstanding shares, including common stock, Blackstone Holdings Partnership Units and deferred restricted shares of common stock, were 1,205,088,544 as of September 30, 2021. Total outstanding phantom shares were 83,032 as of September 30, 2021.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

A summary of the status of Blackstone’s unvested equity-based awards as of September 30, 2021 and of changes during the period January 1, 2021 through September 30, 2021 is presented below:

	Blackstone Holdings		Blackstone Inc.
			Equity Settled Awards		Cash Settled Awards
		Weighted-		Weighted-		Weighted-
		Average	Deferred	Average		Average
	Partnership	Grant Date	Restricted Shares	Grant Date	Phantom	Grant Date
Unvested Shares/Units	Units	Fair Value	of Common Stock	Fair Value	Shares	Fair Value
Balance, December 31, 2020	23,771,136	$36.33	19,512,034	$42.60	65,284	$60.42
Granted	—	—	12,564,765	74.26	22,841	91.07
Vested	(4,015,497)	33.44	(4,645,664)	42.91	(13,655)	122.42
Forfeited	(684,072)	40.40	(650,753)	49.25	(526)	127.52

Balance, September 30, 2021	19,071,567	$37.11	26,780,382	$57.25	73,944	$127.52

Shares/Units Expected to Vest
The following unvested shares and units, after expected forfeitures, as of September 30, 2021, are expected to vest:

		Weighted-
		Average
		Service Period
	Shares/Units	in Years
Blackstone Holdings Partnership Units	17,095,569	2.2
Deferred Restricted Shares of Common Stock	22,608,020	3.5

Total Equity-Based Awards	39,703,589	2.9

Phantom Shares	54,966	3.3

16.	Related Party Transactions
Affiliate Receivables and Payables
Due from Affiliates and Due to Affiliates consisted of the following:

	September 30,	December 31,
	2021	2020
Due from Affiliates
Management Fees, Performance Revenues, Reimbursable Expenses and Other Receivables from Non-Consolidated Entities and Portfolio Companies	$2,953,930	$2,637,055
Due from Certain Non-Controlling Interest Holders and Blackstone Employees	727,736	548,897
Accrual for Potential Clawback of Previously Distributed Performance Allocations	36,453	35,563

	$3,718,119	$3,221,515

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	September 30,	December 31,
	2021	2020
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,090,164	$857,523
Due to Non-Consolidated Entities	177,507	107,410
Due to Certain Non-Controlling Interest Holders and Blackstone Employees	73,120	61,539
Accrual for Potential Repayment of Previously Received Performance Allocations	85,418	108,569

	$1,426,209	$1,135,041

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties
The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of September 30, 2021 and December 31, 2020, such investments aggregated $1.6 billion and $1.1 billion, respectively. Their share of the Net Income (Loss) Attributable to Redeemable
Non-Controlling
and
Non-Controlling
Interests in Consolidated Entities aggregated to $137.7 million and $94.5 million for the three months ended September 30, 2021 and 2020, respectively, and $371.3 million and $(19.8) million for the nine months ended September 30, 2021 and 2020, respectively.
Loans to Affiliates
Loans to affiliates consist of interest bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $1.0 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively, and $4.2 million and $4.7 million for the nine months ended September 30, 2021 and 2020, respectively.
Contingent Repayment Guarantee
Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling
interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of September 30, 2021. See Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback).”
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

Blackstone Inc.
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
Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.1 billion over the next 15 years. The after-tax
net present value of these estimated payments totals $312.2 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO
owners and the others mentioned above.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Additionally, please see Note 17. “Commitments and Contingencies — Contingencies — Guarantees” for information regarding guarantees provided to a lending institution for certain loans held by employees.
17. Commitments and Contingencies
Commitments
Investment Commitments
Blackstone had $3.8 billion of investment commitments as of September 30, 2021 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments, including loan commitments. The consolidated Blackstone Funds had signed investment commitments of $299.6 million as of September 30, 2021, which includes $181.4 million of signed investment commitments for portfolio company acquisitions in the process of closing.
Contingencies
Guarantees
Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the ongoing business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to Blackstone to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, Blackstone’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $15.1 million as of September 30, 2021.
The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to The Blackstone Group International Partners LLP. The amount guaranteed as of September 30, 2021 was $238.7 million.
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
Blackstone continues to believe that the following suits against Blackstone are totally without merit and intends to defend them vigorously.
In December 2017, a purported derivative suit (Mayberry v. KKR & Co., L.P., et al., or “Mayberry Action”) was filed in the Commonwealth of Kentucky Franklin County Circuit Court on behalf of the Kentucky Retirement System (“KRS”) by eight of its members and beneficiaries (the “Mayberry Plaintiffs”) alleging various breaches of fiduciary duty and other violations of Kentucky state law in connection with KRS’s investment in three hedge funds of funds, including a fund managed by Blackstone Alternative Asset Management L.P. (“BLP”). The suit named more than 30 defendants, including, among others, The Blackstone Group L.P.; BLP; Stephen A. Schwarzman, as Chairman and CEO of Blackstone; and J. Tomilson Hill, as then-CEO of BLP (collectively, the “Blackstone Defendants”), as well as entities and individuals that provided services to or were affiliated with KRS.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

In November 2018, the Circuit Court granted one defendant’s motion to dismiss and denied all other defendants’ (including the Blackstone Defendants’) motions to dismiss. In January 2019, certain defendants, including the Blackstone Defendants, filed petitions in the Kentucky Court of Appeals for a writ of prohibition against the Mayberry proceedings on the ground that the Mayberry Plaintiffs lack standing.
In April 2019, the Kentucky Court of Appeals granted the Blackstone Defendants’ petition for a writ of prohibition and vacated the Circuit Court’s November 2018 denial of a motion to dismiss. The Mayberry Plaintiffs appealed that order to the Kentucky Supreme Court.
In July 2020, the Kentucky Supreme Court unanimously held that the Mayberry Plaintiffs lack constitutional standing to bring their claims and remanded the case to the Circuit Court with direction to dismiss the complaint. The Kentucky Attorney General (the “AG”) subsequently filed a motion to intervene and a proposed intervening complaint in the Mayberry Action on behalf of the Commonwealth of Kentucky. The Blackstone Defendants filed an objection to that motion. The AG subsequently filed a separate action in Franklin County Circuit Court that is nearly identical to the proposed intervening complaint.
In addition, in July 2020, certain of the Mayberry Plaintiffs filed a motion for leave to amend their complaint. In December 2020, the Circuit Court dismissed the Mayberry Plaintiffs’ complaint for lack of standing, denied the Mayberry Plaintiffs’ motion for leave to amend, and granted the AG’s motion to intervene. The action was recaptioned as Commonwealth of Kentucky v. KKR & Co. L.P., et al. In May 2021, the AG filed its first amended complaint, which generally asserts the same allegations and claims as the AG’s proposed intervening complaint and the Mayberry Plaintiffs’ original complaint. The Blackstone Defendants filed a motion to dismiss the first amended complaint and briefing on this motion was completed on October 29, 2021.
In December 2020, three potentially new derivative plaintiffs brought a motion in the Circuit Court for leave to file a third amended complaint alleging that they had standing. They also filed a motion to intervene in February 2021. The Circuit Court denied both motions.
On August 31, 2021, the Mayberry Plaintiffs and a KRS beneficiary who had not previously been involved in the suit filed another motion to intervene. The Circuit Court denied this motion. On October 19, 2021, the various purported derivative plaintiffs who had been denied a role in the AG’s litigation appealed the Circuit Court’s orders denying their motions to intervene and for leave to file amended complaints. On November 1, 2021, the Blackstone Defendants filed a cross-appeal of those orders.
In January 2021, certain derivative plaintiffs who had previously attempted to intervene in the AG’s action filed a separate derivative action (Taylor et al. v. KKR & Co., L.P. et al. or “Taylor I”) in Franklin County Circuit Court that is substantially the same as the amended complaint they had sought to file in the AG’s action. In July 2021, these plaintiffs filed their first amended complaint, which is styled as a purported “class” complaint brought on behalf of certain KRS beneficiaries. The Blackstone Defendants and other defendants removed this purported class action to federal court in the United States District Court for the Eastern District of Kentucky and the plaintiffs moved to remand back to state court. Briefing on that motion was completed on September 7, 2021.
On August 19, 2021, certain KRS beneficiaries (including the derivative plaintiffs whose action was removed to federal court) filed a separate action (Taylor et al. v. KKR & Co., L.P. et al. or “Taylor II”) in Franklin County Circuit Court in their capacity as beneficiaries, allegedly suing for the benefit of the pension and insurance trust funds administered by KRS. The Taylor II complaint named the same defendants who were sued in Taylor I, as well as additional current and former KRS officers and trustees. No deadline for responding to the complaint has yet been set.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

In April 2021, the AG filed a declaratory judgment action (Commonwealth of Kentucky v. KKR & Co. Inc. or “Declaratory Judgment Action”) in Franklin County Circuit Court on behalf of the Commonwealth of Kentucky. The AG’s complaint alleges that certain provisions in the subscription agreements between KRS and the managers of the three funds at issue in the Mayberry Action violate the Kentucky Constitution. The suit names as defendants BLP, Blackstone Inc., and others named in the Mayberry Action. On August 23, 2021, the AG filed an amended complaint that no longer stated claims against Blackstone Inc., but added claims against a BLP affiliate and a
BLP-managed
fund. The parties filed a stipulation dismissing with prejudice claims against these two entities, and withdrawing a separate newly added claim. The AG moved for summary judgment, and the defendants—including BLP—filed motions to dismiss. Briefing on these motions was completed on October 14, 2021.
In July 2021, BLP filed a complaint in the Franklin County Circuit Court (Blackstone Alternative Asset Management L.P. v. Kentucky Public Pensions Authority et al. or “the Breach of Contract Action”) asserting claims for breach of contract against Kentucky Public Pensions Authority, Board of Trustees of KRS, Board of Trustees of the County Employees Retirement System (“CERS”), KRS Insurance Fund, and KRS Pension Fund. The complaint alleges that KRS’s support and prosecution of the Mayberry Action and the Declaratory Judgment Action breaches the parties’ subscription agreements governing KRS’s investment with BLP and seeks damages flowing from that breach, including legal fees and expenses incurred in defending against the above actions. The KRS defendants and CERS filed motions to dismiss BLP’s complaint. Briefing on these motions was completed on October 22, 2021.
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
The following table presents the clawback obligations by segment:

	September 30, 2021			December 31, 2020
		Current and			Current and
	Blackstone	Former		Blackstone	Former
Segment	Holdings	Personnel (a)	Total (b)	Holdings	Personnel (a)	Total (b)
Real Estate	$29,896	$18,113	$48,009	$28,283	$17,102	$45,385
Private Equity	5,213	2,337	7,550	41,722	(8,623)	33,099
Credit & Insurance	13,856	16,003	29,859	13,935	16,150	30,085

	$48,965	$36,453	$85,418	$83,940	$24,629	$108,569

(a)	The split of clawback between Blackstone Holdings and Current and Former Personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.
(b)	Total is a component of Due to Affiliates. See Note 16. “Related Party Transactions — Affiliate Receivables and Payables — Due to Affiliates.”

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

For Private Equity, Real Estate, and certain Credit & Insurance Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of Blackstone, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At September 30, 2021, $917.3 million was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.
In the Credit & Insurance segment, payment of Performance Allocations to Blackstone by the majority of the stressed/distressed, mezzanine and credit alpha strategies funds are substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.
If, at September 30, 2021, all of the investments held by Blackstone’s carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $4.8 billion, on an after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $4.4 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.

18.	Segment Reporting
Blackstone transacts its primary business in the United States and substantially all of its revenues are generated domestically.
Blackstone conducts its alternative asset management businesses through four segments:

•
Real Estate – Blackstone’s Real Estate segment primarily comprises its management of global, Europe and Asia-focused opportunistic real estate funds, high-yield real estate debt funds, liquid real estate debt funds, North America, Europe, Asia and life science-focused Core+ real estate funds, which also include a non-listed
REIT, and a NYSE-listed REIT.

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

Blackstone Inc.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Segment Presentation
The following tables present the financial data for Blackstone’s four segments for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
	Real	Private	Hedge Fund	Credit &	Total
	Estate	Equity	Solutions	Insurance	Segments
Management and Advisory Fees, Net
Base Management Fees	$485,308	$370,083	$154,884	$197,591	$1,207,866
Transaction, Advisory and Other Fees, Net	53,876	50,241	2,535	8,132	114,784
Management Fee Offsets	(446)	10	(255)	(1,884)	(2,575)

Total Management and Advisory Fees, Net	538,738	420,334	157,164	203,839	1,320,075
Fee Related Performance Revenues	35,625	—	—	37,688	73,313
Fee Related Compensation	(137,313)	(139,211)	(35,092)	(107,865)	(419,481)
Other Operating Expenses	(61,398)	(56,792)	(25,476)	(51,276)	(194,942)

Fee Related Earnings	375,652	224,331	96,596	82,386	778,965

Realized Performance Revenues	495,727	988,331	7,271	6,148	1,497,477
Realized Performance Compensation	(199,100)	(417,386)	(1,443)	(1,145)	(619,074)
Realized Principal Investment Income	42,677	77,570	14,943	15,820	151,010

Total Net Realizations	339,304	648,515	20,771	20,823	1,029,413

Total Segment Distributable Earnings	$714,956	$872,846	$117,367	$103,209	$1,808,378

Blackstone Inc.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following tables present the financial data for Blackstone’s four segments as of September 30, 2021 and for the nine months ended September 30, 2021 and 2020:

	September 30, 2021 and the Nine Months Then Ended
	Real	Private	Hedge Fund	Credit &	Total
	Estate	Equity	Solutions	Insurance	Segments
Management and Advisory Fees, Net
Base Management Fees	$1,366,158	$1,112,349	$460,661	$526,039	$3,465,207
Transaction, Advisory and Other Fees, Net	117,975	125,220	8,439	19,915	271,549
Management Fee Offsets	(2,562)	(17,510)	(516)	(5,146)	(25,734)

Total Management and Advisory Fees, Net	1,481,571	1,220,059	468,584	540,808	3,711,022
Fee Related Performance Revenues	224,793	—	—	66,577	291,370
Fee Related Compensation	(447,762)	(416,575)	(112,580)	(263,059)	(1,239,976)
Other Operating Expenses	(160,520)	(168,888)	(66,521)	(142,615)	(538,544)

Fee Related Earnings	1,098,082	634,596	289,483	201,711	2,223,872

Realized Performance Revenues	935,418	1,627,186	55,900	73,234	2,691,738
Realized Performance Compensation	(376,790)	(687,970)	(13,977)	(29,532)	(1,108,269)
Realized Principal Investment Income	171,626	220,769	52,618	67,285	512,298

Total Net Realizations	730,254	1,159,985	94,541	110,987	2,095,767

Total Segment Distributable Earnings	$1,828,336	$1,794,581	$384,024	$312,698	$4,319,639

Segment Assets	$14,186,289	$16,326,287	$2,678,251	$3,966,069	$37,156,896

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Nine Months Ended September 30, 2020
	Real	Private	Hedge Fund	Credit &	Total
	Estate	Equity	Solutions	Insurance	Segments
Management and Advisory Fees, Net
Base Management Fees	$1,146,927	$874,910	$431,193	$442,930	$2,895,960
Transaction, Advisory and Other Fees, Net	72,527	42,505	2,872	14,681	132,585
Management Fee Offsets	(11,816)	(33,510)	(60)	(8,019)	(53,405)

Total Management and Advisory Fees, Net	1,207,638	883,905	434,005	449,592	2,975,140
Fee Related Performance Revenues	66,383	—	—	26,066	92,449
Fee Related Compensation	(375,278)	(322,494)	(127,949)	(188,080)	(1,013,801)
Other Operating Expenses	(127,567)	(131,530)	(56,126)	(118,458)	(433,681)

Fee Related Earnings	771,176	429,881	249,930	169,120	1,620,107

Realized Performance Revenues	96,801	471,828	8,867	11,868	589,364
Realized Performance Compensation	(33,282)	(192,372)	(2,202)	(2,963)	(230,819)
Realized Principal Investment Income Income (Loss)	13,819	38,011	(1,090)	4,372	55,112

Total Net Realizations	77,338	317,467	5,575	13,277	413,657

Total Segment Distributable Earnings	$848,514	$747,348	$255,505	$182,397	$2,033,764

Reconciliations of Total Segment Amounts
The following tables reconcile the Total Segment Revenues, Expenses and Distributable Earnings to their equivalent GAAP measure for the three and nine months ended September 30, 2021 and 2020 along with Total Assets as of September 30, 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Total GAAP Revenues	$6,224,265	$3,032,898	$16,814,491	$2,473,003
Less: Unrealized Performance Revenues (a)	(2,724,366)	(1,403,480)	(7,886,033)	982,043
Less: Unrealized Principal Investment (Income) Loss (b)	2,343	(177,125)	(526,249)	216,169
Less: Interest and Dividend Revenue (c)	(35,535)	(26,497)	(99,878)	(90,386)
Less: Other Revenue (d)	(64,109)	192,623	(152,252)	110,078
Impact of Consolidation (e)	(398,786)	(167,654)	(980,178)	11,865
Amortization of Intangibles (f)	—	387	—	1,161
Transaction-Related Charges (g)	36,797	6,084	33,186	3,944
Intersegment Eliminations	1,266	1,392	3,341	4,188

Total Segment Revenue (h)	$3,041,875	$1,458,628	$7,206,428	$3,712,065

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Expenses
Total GAAP Expenses	$2,654,359	$1,332,846	$6,978,136	$1,867,452
Less: Unrealized Performance Allocations Compensation (i)	(1,193,853)	(509,474)	(3,394,041)	433,091
Less: Equity-Based Compensation (j)	(129,254)	(89,862)	(394,948)	(266,675)
Less: Interest Expense (k)	(51,773)	(39,228)	(140,245)	(119,692)
Impact of Consolidation (e)	(5,320)	(2,084)	(17,067)	(22,563)
Amortization of Intangibles (f)	(17,044)	(16,096)	(51,212)	(48,288)
Transaction-Related Charges (g)	(22,396)	(41,199)	(89,428)	(166,493)
Administrative Fee Adjustment (l)	(2,488)	(2,719)	(7,747)	(2,719)
Intersegment Eliminations	1,266	1,392	3,341	4,188

Total Segment Expenses (m)	$1,233,497	$633,576	$2,886,789	$1,678,301

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Other Income
Total GAAP Other Income	$94,991	$101,059	$344,978	$(68,537)
Impact of Consolidation (e)	(94,991)	(101,059)	(344,978)	68,537

Total Segment Other Income	$—	$—	$—	$—

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Income Before Provision for Taxes
Total GAAP Income Before Provision for Taxes	$3,664,897	$1,801,111	$10,181,333	$537,014
Less: Unrealized Performance Revenues (a)	(2,724,366)	(1,403,480)	(7,886,033)	982,043
Less: Unrealized Principal Investment (Income) Loss (b)	2,343	(177,125)	(526,249)	216,169
Less: Interest and Dividend Revenue (c)	(35,535)	(26,497)	(99,878)	(90,386)
Less: Other Revenue (d)	(64,109)	192,623	(152,252)	110,078
Plus: Unrealized Performance Allocations Compensation (i)	1,193,853	509,474	3,394,041	(433,091)
Plus: Equity-Based Compensation (j)	129,254	89,862	394,948	266,675
Plus: Interest Expense (k)	51,773	39,228	140,245	119,692
Impact of Consolidation (e)	(488,457)	(266,629)	(1,308,089)	102,965
Amortization of Intangibles (f)	17,044	16,483	51,212	49,449
Transaction-Related Charges (g)	59,193	47,283	122,614	170,437
Administrative Fee Adjustment (l)	2,488	2,719	7,747	2,719

Total Segment Distributable Earnings	$1,808,378	$825,052	$4,319,639	$2,033,764

As of
September 30,
2021
Total Assets
Total GAAP Assets	$39,038,092
Impact of Consolidation (e)	(1,881,196)

Total Segment Assets	$37,156,896

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
(d)
This adjustment removes Other Revenue on a segment basis. For the three months ended September 30, 2021 and 2020, Other Revenue on a GAAP basis was $64.2 million and $(192.2) million, and included $63.5 million and $(193.5) million of foreign exchange gains (losses), respectively. For the nine months ended September 30, 2021 and 2020, Other Revenue on a GAAP basis was $152.4 million and $(109.6) million, and included $150.4 million and $(113.2) million of foreign exchange gains (losses), respectively.

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

Blackstone Inc.
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

(h)	Total Segment Revenues is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Total Segment Management and Advisory Fees, Net	$1,320,075	$1,057,840	$3,711,022	$2,975,140
Total Segment Fee Related Performance Revenues	73,313	64,950	291,370	92,449
Total Segment Realized Performance Revenues	1,497,477	319,954	2,691,738	589,364
Total Segment Realized Principal Investment Income	151,010	15,884	512,298	55,112

Total Segment Revenues	$3,041,875	$1,458,628	$7,206,428	$3,712,065

(i)	This adjustment removes Unrealized Performance Allocations Compensation.
(j)	This adjustment removes Equity-Based Compensation on a segment basis.
(k)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(l)
This adjustment adds an amount equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units. The administrative fee is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

(m)	Total Segment Expenses is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Total Segment Fee Related Compensation	$419,481	$360,633	$1,239,976	$1,013,801
Total Segment Realized Performance Compensation	619,074	121,730	1,108,269	230,819
Total Segment Other Operating Expenses	194,942	151,213	538,544	433,681

Total Segment Expenses	$1,233,497	$633,576	$2,886,789	$1,678,301

Reconciliations of Total Segment Components
The following tables reconcile the components of Total Segments to their equivalent GAAP measures, reported on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Management and Advisory Fees, Net
GAAP	$1,320,795	$1,053,851	$3,711,159	$2,958,411
Segment Adjustment (a)	(720)	3,989	(137)	16,729

Total Segment	$1,320,075	$1,057,840	$3,711,022	$2,975,140

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
GAAP Realized Performance Revenues to Total Segment Fee Related Performance Revenues
GAAP
Incentive Fees	$48,206	$13,498	$117,537	$40,959
Investment Income - Realized Performance Allocations	1,522,495	371,406	2,865,482	640,846

GAAP	1,570,701	384,904	2,983,019	681,805
Total Segment
Less: Realized Performance Revenues	(1,497,477)	(319,954)	(2,691,738)	(589,364)
Segment Adjustment (b)	89	—	89	8

Total Segment	$73,313	$64,950	$291,370	$92,449

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
GAAP Compensation to Total Segment Fee Related Compensation
GAAP
Compensation	$536,199	$460,983	$1,585,941	$1,395,983
Incentive Fee Compensation	21,007	7,385	48,763	22,339
Realized Performance Allocations Compensation	631,632	142,149	1,192,082	253,141

GAAP	1,188,838	610,517	2,826,786	1,671,463
Total Segment
Less: Realized Performance Compensation	(619,074)	(121,730)	(1,108,269)	(230,819)
Less: Equity-Based Compensation - Operating Compensation	(127,442)	(88,180)	(388,607)	(260,719)
Less: Equity-Based Compensation - Performance Compensation	(1,812)	(1,682)	(6,341)	(5,956)
Segment Adjustment (c)	(21,029)	(38,292)	(83,593)	(160,168)

Total Segment	$419,481	$360,633	$1,239,976	$1,013,801

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
GAAP General, Administrative and Other to Total Segment Other Operating Expenses
GAAP	$217,995	$171,041	$608,174	$497,658
Segment Adjustment (d)	(23,053)	(19,828)	(69,630)	(63,977)

Total Segment	$194,942	$151,213	$538,544	$433,681

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Realized Performance Revenues
GAAP
Incentive Fees	$48,206	$13,498	$117,537	$40,959
Investment Income - Realized Performance Allocations	1,522,495	371,406	2,865,482	640,846

GAAP	1,570,701	384,904	2,983,019	681,805
Total Segment
Less: Fee Related Performance Revenues	(73,313)	(64,950)	(291,370)	(92,449)
Segment Adjustment (b)	89	—	89	8

Total Segment	$1,497,477	$319,954	$2,691,738	$589,364

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Realized Performance Compensation
GAAP
Incentive Fee Compensation	$21,007	$7,385	$48,763	$22,339
Realized Performance Allocation Compensation	631,632	142,149	1,192,082	253,141

GAAP	652,639	149,534	1,240,845	275,480
Total Segment
Less: Fee Related Performance Compensation	(31,753)	(26,122)	(126,235)	(38,705)
Less: Equity-Based Compensation - Performance Compensation	(1,812)	(1,682)	(6,341)	(5,956)

Total Segment	$619,074	$121,730	$1,108,269	$230,819

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Realized Principal Investment Income
GAAP	$325,414	$61,017	$832,512	$170,814
Segment Adjustment (e)	(174,404)	(45,133)	(320,214)	(115,702)

Total Segment	$151,010	$15,884	$512,298	$55,112

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
(d)
Represents the removal of (1) the amortization of transaction-related intangibles, and (2) certain expenses reimbursed by the Blackstone Funds, which are presented gross under GAAP but netted against Management and Advisory Fees, Net in the Total Segment measures. This adjustment includes a reduction equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units which is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

(e)
Represents (1) the add back of Principal Investment Income, including general partner income, earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of amounts associated with the ownership of Blackstone consolidated operating partnerships held by non-controlling
interests.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

19.	Subsequent Events
There have been no events since September 30, 2021 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

Item 1A. Unaudited Supplemental Presentation of Statements of Financial Condition
Blackstone Inc.
Unaudited Consolidating Statements of Financial Condition
(Dollars in Thousands)

	September 30, 2021
	Consolidated	Consolidated
	Operating	Blackstone	Reclasses and
	Partnerships	Funds (a)	Eliminations	Consolidated

Assets
Cash and Cash Equivalents	$5,011,433	$—	$—	$5,011,433
Cash Held by Blackstone Funds and Other	—	113,731	—	113,731
Investments	23,399,419	2,104,705	(399,929)	25,104,195
Accounts Receivable	432,011	64,254	—	496,265
Due from Affiliates	3,719,946	12,444	(14,271)	3,718,119
Intangible Assets, Net	303,082	—	—	303,082
Goodwill	1,890,202	—	—	1,890,202
Other Assets	538,305	262	—	538,567
Right-of-Use Assets	745,886	—	—	745,886
Deferred Tax Assets	1,116,612	—	—	1,116,612

Total Assets	$37,156,896	$2,295,396	$(414,200)	$39,038,092

Liabilities and Equity
Loans Payable	$7,527,476	$100	$—	$7,527,576
Due to Affiliates	1,332,475	108,005	(14,271)	1,426,209
Accrued Compensation and Benefits	7,399,559	—	—	7,399,559
Securities Sold, Not Yet Purchased	11,912	23,745	—	35,657
Repurchase Agreements	—	36,545	—	36,545
Operating Lease Liabilities	863,020	—	—	863,020
Accounts Payable, Accrued Expenses and Other Liabilities	836,792	34,869	—	871,661

Total Liabilities	17,971,234	203,264	(14,271)	18,160,227

Redeemable Non-Controlling Interests in Consolidated Entities	22,001	44,823	—	66,824

Equity
Common Stock	7	—	—	7
Series I Preferred Stock	—	—	—	—
Series II Preferred Stock	—	—	—	—
Additional Paid-in-Capital	6,037,628	359,923	(359,923)	6,037,628
Retained Earnings	3,031,765	40,006	(40,006)	3,031,765
Accumulated Other Comprehensive Loss	(15,357)	—	—	(15,357)
Non-Controlling Interests in Consolidated Entities	3,991,232	1,647,380	—	5,638,612
Non-Controlling Interests in Blackstone Holdings	6,118,386	—	—	6,118,386

Total Equity	19,163,661	2,047,309	(399,929)	20,811,041

Total Liabilities and Equity	$37,156,896	$2,295,396	$(414,200)	$39,038,092

Blackstone Inc.
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

Blackstone / GSO Global Dynamic Credit USD Feeder Fund (Ireland)
Blackstone Annex Onshore Fund L.P.*
Blackstone Horizon Fund L.P.*
Blackstone Real Estate Special Situations Holdings L.P.
Blackstone Strategic Alliance Fund L.P.
BTD CP Holdings LP
Mezzanine
side-by-side
investment vehicles
Private equity
side-by-side
investment vehicles
Real estate
side-by-side
investment vehicles
Hedge Fund Solutions
side-by-side
investment vehicles.
*Consolidated as of September 30, 2021 only.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with Blackstone Inc.’s condensed consolidated financial statements and the related notes included in this Quarterly Report on
Form 10-Q.
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

We are a global leader in private equity investing. Our corporate private equity business, established in 1987, pursues transactions across industries in both established and growth-oriented businesses across the globe. We strive to create value by investing in great businesses where our capital, strategic insight, global relationships and operational support can drive transformation. Our core private equity funds target control-oriented investments in high-quality companies with durable businesses and seek to offer a lower level of risk and a longer hold period than traditional private equity.
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
The third quarter of 2021 was generally characterized by continuing economic recovery across sectors and geographies and robust economic activity. The global equity and credit markets exhibited mixed performance, with some volatility late in the quarter, in part due to growing concerns regarding inflation, including as a result of supply chain issues, labor shortages and wage increases.
In the U.S., the S&P 500 Total Return Index increased less than 1% in the third quarter of 2021, with divergent performance across sectors. Financials and Utilities led gains in the quarter, while Industrials and Materials lagged. The Bloomberg Commodity Index increased nearly 7% in the quarter, while the price of West Texas Intermediate crude oil increased 2% to $75 per barrel, representing an 87% increase year over year. The annual U.S. inflation rate remained elevated at 5.4% in September 2021, unchanged since June, which was the highest reported level since July of 2008. The CBOE Volatility Index rose 46% in the third quarter of 2021 to 23.1.
In the credit markets, in the third quarter of 2021, U.S. leveraged loans and high yield bonds returned 1.1% and 0.9%, respectively. High yield spreads expanded 14 basis points in the quarter, while year-to-date
issuance increased 25% year over year. Merger and acquisition activity also accelerated in the third quarter, as global announced deal value continued its recent strong upward trajectory, increasing 36% compared to the third quarter of 2020 and 9% compared to the second quarter of 2021, with 2021 expected to be one of the highest years on record.
The U.S. Federal Reserve maintained the federal funds target range at
0.0%-0.25%,
the range set in March 2020 in response to the initial onset of the
COVID-19
pandemic. In part due to elevated inflation risks, the U.S. Treasury yield curve increased in the quarter, with ten-year
yields increasing by two basis points to 1.49%, and further increased to 1.58% subsequent to quarter-end
as of October 28, 2021. Three-month LIBOR declined two basis points in the third quarter to 0.13% and remains near that level subsequent to quarter-end.
The U.S. unemployment rate decreased to 4.8% as of September 2021 from 5.9% as of June 2021, well below the April 2020 peak of 14.8%. Average hourly earnings increased 4.6% year-over-year based on the three-month average for production and nonsupervisory employees. U.S. retail sales fell 0.2% in September compared to June 2021 on a seasonally adjusted basis, but increased 12% compared to September 2020. The Institute for Supply Management Purchasing Managers’ Index increased marginally in the third quarter, rising to 61.1 from 60.6 in the second quarter, signaling continued expansion in the U.S. manufacturing sector.
Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response.

Notable Transactions
On July 14, 2021, Blackstone announced that it entered into a stock purchase agreement with American International Group, Inc. (“AIG”) to acquire a 9.9% equity stake in SAFG Retirement Services, Inc. (“SAFG”) for an aggregate cash purchase price of $2.2 billion, subject to purchase price adjustments. SAFG is expected to be the parent company of AIG’s Life and Retirement (“AIG L&R”) business at the time of the anticipated initial public offering of AIG L&R, which AIG previously announced it is pursuing. In connection with the closing of the transaction, Blackstone will enter into a long-term strategic asset management partnership to serve as the exclusive external investment manager of AIG L&R with respect to certain asset classes. On November 2, 2021, the acquisition of the 9.9% equity stake in SAFG closed and Blackstone entered into the long-term strategic asset management partnership.
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
Effective February 26, 2021, Blackstone effectuated changes to rename its Class A common stock as “common stock,” and to reclassify its Class B and Class C common stock into a new “Series I preferred stock” and “Series II preferred stock,” respectively. Each new stock has the same rights and powers of its predecessor. For additional information, see Note 1. “Organization” and Note 14. “Earnings Per Share and Stockholders’ Equity — Stockholders’ Equity” in the “Notes to Condensed Consolidated Financial Statements” in “ — Item 1. Financial Statements” of this filing.
Effective August 6, 2021, The Blackstone Group Inc. changed its name to Blackstone Inc. For additional information, see Note 1. “Organization” in the “Notes to Condensed Consolidated Financial Statements” in “— Item 1. Financial Statements.”

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
Distributable Earnings
Distributable Earnings is derived from Blackstone’s segment reported results. Distributable Earnings is used to assess performance and amounts available for dividends to Blackstone shareholders, including Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships. Distributable Earnings is the sum of Segment Distributable Earnings plus Net Interest and Dividend Income (Loss) less Taxes and Related Payables. Distributable Earnings excludes unrealized activity and is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision (Benefit) for Taxes. See
“— Non-GAAP
Financial Measures” for our reconciliation of Distributable Earnings.
Net Interest and Dividend Income (Loss) is presented on a segment basis and is equal to Interest and Dividend Revenue less Interest Expense, adjusted for the impact of consolidation of Blackstone Funds, and interest expense associated with the Tax Receivable Agreement.

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
Realized Performance Compensation reflects an increase in the aggregate Realized Performance Compensation paid to certain of our professionals above the amounts allocable to them based upon the percentage participation in the relevant performance plans previously awarded to them as a result of a new compensation program that commenced during the three months ended June 30, 2021. As a result, in the three months and nine months ended September 30, 2021, Realized Performance Compensation paid to our professionals was increased by an aggregate of $5.0 million and $20.0 million, respectively, and Fee Related Compensation was decreased by a corresponding amount. These changes to Realized Performance Compensation and Fee Related Compensation reduced Net Realizations, increased Fee Related Earnings, and were neutral to Income (Loss) Before Provision (Benefit) for Taxes and had no impact to Distributable Earnings in the three months and nine months ended September 30, 2021.

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
Consolidated Results of Operations
Following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2021 and 2020. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds we manage) in these periods, see “— Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended				Nine Months Ended
	September 30,		2021 vs. 2020		September 30,		2021 vs. 2020
	2021	2020	$	%	2021	2020	$	%

	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$1,320,795	$1,053,851	$266,944	25%	$3,711,159	$2,958,411	$752,748	25%

Incentive Fees	48,206	13,498	34,708	257%	117,537	40,959	76,578	187%

Investment Income (Loss)
Performance Allocations
Realized	1,522,495	371,406	1,151,089	310%	2,865,482	640,846	2,224,636	347%
Unrealized	2,724,366	1,403,480	1,320,886	94%	7,886,033	(981,678)	8,867,711	n/m
Principal Investments
Realized	325,414	61,017	264,397	433%	832,512	170,814	661,698	387%
Unrealized	183,754	295,308	(111,554)	-38%	1,151,904	(332,295)	1,484,199	n/m

Total Investment Income (Loss)	4,756,029	2,131,211	2,624,818	123%	12,735,931	(502,313)	13,238,244	n/m

Interest and Dividend Revenue	35,048	26,497	8,551	32%	97,477	85,505	11,972	14%
Other	64,187	(192,159)	256,346	n/m	152,387	(109,559)	261,946	n/m

Total Revenues	6,224,265	3,032,898	3,191,367	105%	16,814,491	2,473,003	14,341,488	580%

Expenses
Compensation and Benefits
Compensation	536,199	460,983	75,216	16%	1,585,941	1,395,983	189,958	14%
Incentive Fee Compensation	21,007	7,385	13,622	184%	48,763	22,339	26,424	118%
Performance Allocations Compensation
Realized	631,632	142,149	489,483	344%	1,192,082	253,141	938,941	371%
Unrealized	1,193,853	509,474	684,379	134%	3,394,041	(433,091)	3,827,132	n/m

Total Compensation and Benefits	2,382,691	1,119,991	1,262,700	113%	6,220,827	1,238,372	4,982,455	402%
General, Administrative and Other	217,995	171,041	46,954	27%	608,174	497,658	110,516	22%
Interest Expense	52,413	39,540	12,873	33%	141,718	120,460	21,258	18%
Fund Expenses	1,260	2,274	(1,014)	-45%	7,417	10,962	(3,545)	-32%

Total Expenses	2,654,359	1,332,846	1,321,513	99%	6,978,136	1,867,452	5,110,684	274%

Other Income (Loss)
Change in Tax Receivable Agreement Liability	(37,321)	(7,693)	(29,628)	385%	(34,803)	(8,212)	(26,591)	324%
Net Gains (Losses) from Fund Investment Activities	132,312	108,752	23,560	22%	379,781	(60,325)	440,106	n/m

Total Other Income (Loss)	94,991	101,059	(6,068)	-6%	344,978	(68,537)	413,515	n/m

Income Before Provision for Taxes	3,664,897	1,801,111	1,863,786	103%	10,181,333	537,014	9,644,319	n/m
Provision for Taxes	458,904	100,960	357,944	355%	746,707	89,672	657,035	733%

Net Income	3,205,993	1,700,151	1,505,842	89%	9,434,626	447,342	8,987,284	n/m
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	1,550	6,868	(5,318)	-77%	2,816	(12,027)	14,843	n/m
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	486,907	259,761	227,146	87%	1,305,273	(90,938)	1,396,211	n/m
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	1,315,641	638,803	676,838	106%	3,667,618	253,814	3,413,804	n/m

Net Income Attributable to Blackstone Inc.	$1,401,895	$794,719	$607,176	76%	$4,458,919	$296,493	$4,162,426	n/m

n/m     Not meaningful.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Revenues
Revenues were $6.2 billion for the three months ended September 30, 2021, an increase of $3.2 billion, or 105%, compared to $3.0 billion for the three months ended September 30, 2020. The increase in Revenues was primarily attributable to an increase of $2.6 billion in Investment Income (Loss), which is composed of increases of $1.4 billion and $1.2 billion in Realized and Unrealized Investment Income (Loss), respectively.
The $1.4 billion increase in Realized Investment Income (Loss) was primarily attributable to higher realized gains in our Private Equity and Real Estate segments.
The $1.2 billion increase in Unrealized Investment Income (Loss) was primarily attributable to net unrealized appreciation of investment holdings in the three months ended September 30, 2021 compared to net unrealized depreciation of investment holdings in the three months ended September 30, 2020. Unrealized Investment Income (Loss) in our Real Estate segment increased $1.3 billion. The increase in our Real Estate segment was primarily attributable to higher net unrealized appreciation of investment holdings in Core+ real estate and our BREP opportunistic funds in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The carrying value of investments for Core+ real estate increased 7.6% for the three months ended September 30, 2021 compared to 3.5% for the three months ended September 30, 2020. The carrying value of investments for our BREP opportunistic funds increased 16.2% for the three months ended September 30, 2021 compared to 6.4% for the three months ended September 30, 2020.
Expenses
Expenses were $2.7 billion for the three months ended September 30, 2021, an increase of $1.3 billion, compared to $1.3 billion for the three months ended September 30, 2020. The increase was primarily attributable to an increase of $1.3 billion in Total Compensation and Benefits, of which $1.2 billion was Performance Allocations Compensation. The increase in Performance Allocations Compensation was primarily due to the increase in Investment Income (Loss) – Performance Allocations, on which a portion of this compensation is based.
Other Income (Loss)
Other Income (Loss) was $95.0 million for the three months ended September 30, 2021, a decrease of $6.1 million, compared to $101.1 million for the three months ended September 30, 2020. The decrease in Other Income (Loss) was due to a decrease of $29.6 million in Change in Tax Receivable Agreement Liability, partially offset by an increase of $23.6 million in Net Gains (Losses) from Fund Investment Activities.
The decrease in Change in Tax Receivable Agreement Liability was due to changes in estimated tax basis recovery.
The increase in Net Gains (Losses) from Fund Investment Activities was principally driven by increases of $37.5 million in our Real Estate segment and $18.0 million in our Private Equity segment, partially offset by decreases of $18.0 million in our Credit & Insurance segment and $13.9 million in our Hedge Fund Solutions segment. The increase in our Real Estate segment was primarily due to higher unrealized appreciation and realized net gains of investments in our consolidated real estate funds. The increase in our Private Equity segment was primarily due to higher realized net gains of investments, partially offset by lower unrealized appreciation in our consolidated private equity funds. The decrease in our Credit & Insurance segment was primarily due to unrealized depreciation of investments, partially offset by realized net gains of investments in our consolidated credit funds. The decrease in our Hedge Fund Solutions segment was primarily due to unrealized depreciation of investments in our consolidated hedge fund solutions funds.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Revenues
Revenues were $16.8 billion for the nine months ended September 30, 2021, an increase of $14.3 billion, or 580%, compared to $2.5 billion for the nine months ended September 30, 2020. The increase in Revenues was primarily attributable to an increase of $13.2 billion in Investment Income (Loss), which is composed of increases of $10.4 billion and $2.9 billion in Unrealized and Realized Investment Income (Loss), respectively.
The $10.4 billion increase in Unrealized Investment Income (Loss) was primarily attributable to net unrealized appreciation of investment holdings in the nine months ended September 30, 2021 compared to net unrealized depreciation of investment holdings in the nine months ended September 30, 2020. Unrealized Investment Income (Loss) in our Private Equity, Real Estate, Credit & Insurance and Hedge Fund Solutions segments increased $4.3 billion, $4.3 billion, $559.3 million and $511.4 million, respectively. Principal drivers of these increases were:

•
The increase in our Private Equity segment was primarily attributable to higher net unrealized appreciation of investment holdings in corporate private equity in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Corporate private equity carrying value increased 38.3% for the nine months ended September 30, 2021 compared to an increase of 0.4% for the nine months ended September 30, 2020.

•
The increase in our Real Estate segment was primarily attributable to higher net unrealized appreciation of investment holdings in our BREP opportunistic funds in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The carrying value of investments for our BREP opportunistic funds increased 31.6% for the nine months ended September 30, 2021 compared to a decrease of 1.1% for the nine months ended September 30, 2020.

•
The increase in our Credit & Insurance segment was primarily attributable to net unrealized appreciation of investments in our private credit strategies in the nine months ended September 30, 2021 compared to net unrealized depreciation in the nine months ended September 30, 2020.

•
The increase in our Hedge Fund Solutions segment was primarily attributable to net unrealized appreciation of investment holdings in individual investor and specialized solutions, customized solutions and commingled products.

The $2.9 billion increase in Realized Investment Income (Loss) was primarily attributable to higher realized gains in our Private Equity and Real Estate segments and the gain recognized in the Pátria sale transactions. For additional information, see Note 4. “Investments — Equity Method Investments” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements.”
Expenses
Expenses were $7.0 billion for the nine months ended September 30, 2021, an increase of $5.1 billion, compared to $1.9 billion for the nine months ended September 30, 2020. The increase was primarily attributable to an increase of $5.0 billion in Total Compensation and Benefits, of which $4.8 billion was Performance Allocations Compensation. The increase in Performance Allocations Compensation was primarily due to the increase in Investment Income (Loss) – Performance Allocations, on which a portion of this compensation is based.
Other Income (Loss)
Other Income (Loss) was $345.0 million for the nine months ended September 30, 2021, an increase of $413.5 million, compared to $(68.5) million for the nine months ended September 30, 2020. The increase in Other Income (Loss) was due to an increase of $440.1 million in Net Gains (Losses) from Fund Investment Activities, partially offset by a decrease of $26.6 million in Change in Tax Receivable Agreement Liability.

The increase in Net Gains (Losses) from Fund Investment Activities was principally driven by increases of $221.3 million in our Private Equity segment, $175.6 million in our Real Estate segment and $49.5 million in our Credit & Insurance segment. The increase in our Private Equity segment was primarily due to unrealized appreciation and realized net gains of investments in our consolidated private equity funds. The increase in our Real Estate segment was primarily due to unrealized appreciation and realized net gains of investments in our consolidated real estate funds. The increase in our Credit & Insurance segment was primarily driven by the deconsolidation of nine CLO vehicles during the year ended December 31, 2020, as well as realized net gains of investments, partially offset by unrealized depreciation of investments in our consolidated credit funds. See Note 9. “Variable Interest Entities” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” for additional information on the deconsolidated CLO vehicles.
The decrease in Change in Tax Receivable Agreement Liability was due to changes in estimated tax basis recovery.
Provision for Taxes
The following
 table summarizes Blackstone’s tax position:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(Dollars in Thousands)
Income Before Provision for Taxes	$3,664,897	$1,801,111	$10,181,333	$537,014
Provision for Taxes	$458,904	$100,960	$746,707	$89,672
Effective Income Tax Rate	12.5%	5.6%	7.3%	16.7%
The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

	Three Months Ended		2021	Nine Months Ended		2021
	September 30,		vs.	September 30,		vs.
	2021	2020	2020	2021	2020	2020
Statutory U.S. Federal Income Tax Rate	21.0%	21.0%	—	21.0%	21.0%	—
Income Passed Through to Non-Controlling Interest Holders (a)(b)	-10.4%	-11.0%	0.6%	-10.3%	-6.8%	-3.5%
State and Local Income Taxes	2.1%	1.7%	0.4%	2.1%	5.0%	-2.9%
Change to a Taxable Corporation	—	2.0%	-2.0%	—	6.8%	-6.8%
Change in Valuation Allowance	—	-7.4%	7.4%	-5.5%	-13.1%	7.6%
Other (a)	-0.2%	-0.7%	0.5%	—	3.8%	-3.8%

Effective Income Tax Rate	12.5%	5.6%	6.9%	7.3%	16.7%	-9.4%

(a)
Effective June 30, 2021, Blackstone recategorized certain components of its effective income tax reconciliation. Accordingly, certain components related to income attributable to non-controlling
interest holders were recategorized from Income Passed Through to
Non-Controlling
Interest Holders to Other. Prior periods have been recast accordingly. The recategorization had no effect on Blackstone’s Provision for Taxes.

(b)	Includes income that was not taxable to Blackstone and its subsidiaries. Such income remains taxable to Blackstone’s non-controlling interest holders.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Blackstone’s Provision for Taxes for the three months ended September 30, 2021 and 2020 was $458.9 million and $101.0 million, respectively. This resulted in an effective tax rate of 12.5% and 5.6%, respectively, based on our Income Before Provision for Taxes of $3.7 billion and $1.8 billion, respectively.
The increase in Blackstone’s effective tax rate for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, was primarily as a result of no benefit being recorded for any change in valuation allowance related to the step up in tax basis in investment assets.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Blackstone’s Provision for Taxes for the nine months ended September 30, 2021 and 2020 was $746.7 million and $89.7 million, respectively. This resulted in an effective tax rate of 7.3% and 16.7%, respectively, based on our Income (Loss) Before Provision for Taxes of $10.2 billion and $537.0 million, respectively.
The decrease in Blackstone’s effective tax rate for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, resulted primarily from the attribution of a portion of reported net income (loss) before taxes to non-controlling
interest holders, the Conversion and state taxes. This decrease was partially offset by additional valuation allowance releases related to the step-up
in the tax basis of investment assets.
Additional information regarding our income taxes can be found in Note 13. “Income Taxes” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
Non-Controlling
Interests in Consolidated Entities
The Net Income Attributable to Redeemable
Non-Controlling
Interests in Consolidated Entities and Net Income Attributable to
Non-Controlling
Interests in Consolidated Entities is attributable to the consolidated Blackstone Funds. The amounts of these items vary directly with the performance of the consolidated Blackstone Funds and largely eliminate the amount of Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities from the Net Income (Loss) Attributable to Blackstone Inc.
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
For the three months ended September 30, 2021 and 2020, the Net Income Before Taxes allocated to Blackstone personnel and others who are limited partners of Blackstone Holdings was 41.2% and 42.5%, respectively. For the nine months ended September 30, 2021 and 2020, the Net Income Before Taxes allocated to Blackstone personnel and others who are limited partners of Blackstone Holdings was 41.5% and 42.8%, respectively. The respective decreases of 1.3% were primarily due to the conversion of Blackstone Holdings Partnership Units to shares of common stock and the vesting of shares of common stock.
The Other Income (Loss) — Change in Tax Receivable Agreement Liability was entirely allocated to Blackstone Inc.

Operating Metrics
Total and
Fee-Earning
Assets Under Management
The following graphs and tables summarize the
Fee-Earning
Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the three and nine months ended September 30, 2021 and 2020. For a description of how Assets Under Management and
Fee-Earning
Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Total and
Fee-Earning
Assets Under Management”:

Note:  Totals may not add due to rounding.

	Three Months Ended
	September 30, 2021					September 30, 2020
		Private	Hedge Fund	Credit &			Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total	Real Estate	Equity	Solutions	Insurance	Total

	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$166,263,493	$132,475,486	$72,240,152	$127,953,395	$498,932,526	$134,260,348	$129,284,112	$70,200,141	$102,081,334	$435,825,935
Inflows (a)	13,568,086	8,372,265	3,011,092	12,022,947	36,974,390	2,699,443	3,484,762	1,212,210	4,395,110	11,791,525
Outflows (b)	(821,127)	(822,292)	(2,282,247)	(1,914,543)	(5,840,209)	(598,167)	(348,264)	(1,597,334)	(2,225,960)	(4,769,725)

Net Inflows (Outflows)	12,746,959	7,549,973	728,845	10,108,404	31,134,181	2,101,276	3,136,498	(385,124)	2,169,150	7,021,800
Realizations (c)	(4,228,169)	(2,649,349)	(413,232)	(1,780,911)	(9,071,661)	(1,434,732)	(1,599,451)	(191,067)	(868,061)	(4,093,311)
Market Activity (d)(g)	5,385,810	1,704,148	711,084	(383,538)	7,417,504	2,950,748	(1,119,411)	2,075,843	1,849,474	5,756,654

Balance, End of Period (e)	$180,168,093	$139,080,258	$73,266,849	$135,897,350	$528,412,550	$137,877,640	$129,701,748	$71,699,793	$105,231,897	$444,511,078

Increase	$13,904,600	$6,604,772	$1,026,697	$7,943,955	$29,480,024	$3,617,292	$417,636	$1,499,652	$3,150,563	$8,685,143
Increase	8%	5%	1%	6%	6%	3%	—	2%	3%	2%

	Nine Months Ended
	September 30, 2021					September 30, 2020
		Private	Hedge Fund	Credit &			Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total	Real Estate	Equity	Solutions	Insurance	Total

	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$149,121,461	$129,539,630	$74,126,610	$116,645,413	$469,433,114	$128,214,137	$97,773,964	$75,636,004	$106,450,747	$408,074,852
Inflows (a)	31,963,738	15,161,253	6,811,947	34,943,855	88,880,793	15,700,961	42,791,555	7,059,855	12,583,218	78,135,589
Outflows (b)	(2,246,364)	(1,887,923)	(11,905,577)	(9,532,557)	(25,572,421)	(2,339,240)	(5,906,383)	(8,797,597)	(7,047,417)	(24,090,637)

Net Inflows (Outflows)	29,717,374	13,273,330	(5,093,630)	25,411,298	63,308,372	13,361,721	36,885,172	(1,737,742)	5,535,801	54,044,952
Realizations (c)	(9,153,366)	(9,024,609)	(896,526)	(9,057,779)	(28,132,280)	(5,130,844)	(3,642,967)	(838,012)	(3,376,479)	(12,988,302)
Market Activity (d)(h)	10,482,624	5,291,907	5,130,395	2,898,418	23,803,344	1,432,626	(1,314,421)	(1,360,457)	(3,378,172)	(4,620,424)

Balance, End of Period (e)	$180,168,093	$139,080,258	$73,266,849	$135,897,350	$528,412,550	$137,877,640	$129,701,748	$71,699,793	$105,231,897	$444,511,078

Increase (Decrease)	$31,046,632	$9,540,628	$(859,761)	$19,251,937	$58,979,436	$9,663,503	$31,927,784	$(3,936,211)	$(1,218,850)	$36,436,226
Increase (Decrease)	21%	7%	-1%	17%	13%	8%	33%	-5%	-1%	9%
Annualized Base Management Fee Rate (f)	1.12%	1.11%	0.83%	0.56%	0.93%	1.15%	0.96%	0.80%	0.58%	0.90%

	Three Months Ended
	September 30, 2021					September 30, 2020
		Private	Hedge Fund	Credit &			Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total	Real Estate	Equity	Solutions	Insurance	Total

	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$207,548,236	$223,621,359	$79,145,263	$173,713,854	$684,028,712	$166,723,844	$184,118,135	$75,668,139	$137,819,970	$564,330,088
Inflows (a)	16,045,781	7,355,730	3,341,522	19,997,259	46,740,292	3,872,574	3,942,139	1,717,874	5,605,092	15,137,679
Outflows (b)	(1,116,933)	(449,214)	(2,358,568)	(2,643,752)	(6,568,467)	(1,655,318)	(545,896)	(1,664,698)	(1,678,614)	(5,544,526)

Net Inflows	14,928,848	6,906,516	982,954	17,353,507	40,171,825	2,217,256	3,396,243	53,176	3,926,478	9,593,153
Realizations (c)	(7,048,140)	(10,815,305)	(422,694)	(3,466,302)	(21,752,441)	(1,854,440)	(4,665,183)	(192,729)	(1,225,152)	(7,937,504)
Market Activity (d)(i)	14,754,291	11,808,232	896,734	755,359	28,214,616	6,709,934	6,304,621	2,260,127	3,115,794	18,390,476

Balance, End of Period (e)	$230,183,235	$231,520,802	$80,602,257	$188,356,418	$730,662,712	$173,796,594	$189,153,816	$77,788,713	$143,637,090	$584,376,213

Increase	$22,634,999	$7,899,443	$1,456,994	$14,642,564	$46,634,000	$7,072,750	$5,035,681	$2,120,574	$5,817,120	$20,046,125
Increase	11%	4%	2%	8%	7%	4%	3%	3%	4%	4%

	Nine Months Ended
	September 30, 2021					September 30, 2020
		Private	Hedge Fund	Credit &			Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total	Real Estate	Equity	Solutions	Insurance	Total

	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$187,191,247	$197,549,222	$79,422,869	$154,393,590	$618,556,928	$163,156,064	$182,886,109	$80,738,112	$144,342,178	$571,122,463
Inflows (a)	33,506,903	22,522,400	7,605,641	51,990,890	115,625,834	21,410,378	18,013,698	8,288,396	15,006,778	62,719,250
Outflows (b)	(3,505,186)	(2,277,970)	(11,280,914)	(11,152,173)	(28,216,243)	(3,162,867)	(1,613,171)	(9,164,596)	(6,866,875)	(20,807,509)

Net Inflows (Outflows)	30,001,717	20,244,430	(3,675,273)	40,838,717	87,409,591	18,247,511	16,400,527	(876,200)	8,139,903	41,911,741
Realizations (c)	(14,307,719)	(27,541,846)	(920,598)	(13,483,353)	(56,253,516)	(6,637,440)	(9,686,514)	(848,559)	(4,504,487)	(21,677,000)
Market Activity (d)(j)(k)	27,297,990	41,268,996	5,775,259	6,607,464	80,949,709	(969,541)	(446,306)	(1,224,640)	(4,340,504)	(6,980,991)

Balance, End of Period (e)	$230,183,235	$231,520,802	$80,602,257	$188,356,418	$730,662,712	$173,796,594	$189,153,816	$77,788,713	$143,637,090	$584,376,213

Increase (Decrease)	$42,991,988	$33,971,580	$1,179,388	$33,962,828	$112,105,784	$10,640,530	$6,267,707	$(2,949,399)	$(705,088)	$13,253,750
Increase (Decrease)	23%	17%	1%	22%	18%	7%	3%	-4%	—	2%

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

(g)
For the three months ended September 30, 2021, the impact to
Fee-Earning
Assets Under Management due to foreign exchange rate fluctuations was $(841.1) million, $(599.5) million and $(1.5) billion for the Real Estate, Credit & Insurance and Total segments, respectively. For the three months ended September 30, 2020, such impact was $1.2 billion, $932.6 million and $2.1 billion for the Real Estate, Credit & Insurance and Total segments, respectively.

(h)
For the nine months ended September 30, 2021, the impact to
Fee-Earning
Assets Under Management due to foreign exchange rate fluctuations was $(1.6) billion, $(468.8) million and $(2.1) billion for the Real Estate, Credit & Insurance and Total segments, respectively. For the nine months ended September 30, 2020, such impact was $983.1 million, $918.3 million and $1.9 billion for the Real Estate, Credit & Insurance and Total segments, respectively.

(i)
For the three months ended September 30, 2021, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(1.3) billion, $(358.2) million, $(689.2) million and $(2.3) billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively. For the three months ended September 30, 2020, such impact was $2.1 billion, $432.8 million, $1.1 billion and $3.6 billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively.

(j)
For the nine months ended September 30, 2021, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(2.5) billion, $(620.4) million, $(573.8) million and $(3.7) billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively. For the nine months ended September 30, 2020, such impact was $1.6 billion, $(131.8) million, $1.0 billion and $2.5 billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively.

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

	Nine Months Ended September 30, 2021
		Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total

	(Dollars in Thousands)
Market Activity	$29,124,471	$41,268,996	$5,775,259	$6,607,464	$82,776,190
One-Time Methodology Adjustment	(1,826,481)	—	—	—	(1,826,481)

Reported Market Activity	$27,297,990	$41,268,996	$5,775,259	$6,607,464	$80,949,709

Fee-Earning
Assets Under Management
Fee-Earning
Assets Under Management were $528.4 billion at September 30, 2021, an increase of $29.5 billion, compared to $498.9 billion at June 30, 2021. The net increase was due to:

•	Inflows of $37.0 billion related to:

o
$13.6 billion in our Real Estate segment driven by $7.9 billion from BREIT, $3.4 billion from BREDS due to capital being deployed (this amount was previously reflected in Inflows for Total Assets Under Management at each capital closing of the fund), $1.6 billion from BPP U.S. and co-investment
and $572.8 million from BPP Europe and
co-investment,

o
$12.0 billion in our Credit & Insurance segment driven by $5.4 billion from direct lending, $3.1 billion from certain liquid credit and MLP strategies, $1.8 billion from CLOs, $853.7 million from our structured products group, $333.6 million from mezzanine funds, $299.6 million from energy strategies, $181.4 million from BIS and $116.1 million from stressed/distressed strategies,

o
$8.4 billion in our Private Equity segment driven by $7.5 billion from corporate private equity (this amount was previously reflected in Inflows for Total Assets Under Management at each capital closing of the fund) and $721.8 million from Tactical Opportunities, and

o
$3.0 billion in our Hedge Fund Solutions segment driven by $1.9 billion from individual investor and specialized solutions, $971.0 million from customized solutions and $168.3 million from commingled products.

•	Market activity of $7.4 billion primarily attributable to:

o
$5.4 billion of market appreciation in our Real Estate segment driven by appreciation of $5.5 billion from Core+ real estate and $136.2 million from BREDS (both of which included $552.2 million of foreign exchange depreciation), partially offset by foreign exchange depreciation of $288.9 million from BREP opportunistic funds and co-investment,

o	$1.7 billion of market appreciation in our Private Equity segment driven by $1.7 billion from Strategic Partners.
For additional information regarding the update to Strategic Partners’ fund financial reporting process in the current quarter, see Part I. Item 1. Financial Statements — Note 2. “Summary of Significant Accounting Policies — Equity Method Investments”, and

o	$711.1 million of market appreciation in our Hedge Fund Solutions segment driven by returns from BAAM’s Principal Solutions Composite of 1.3% gross (1.1% net).
Offsetting these increases were:

•	Realizations of $9.1 billion driven by:

o	$4.2 billion in our Real Estate segment driven by $1.7 billion from BREDS, $1.3 billion from BREP opportunistic funds and co-investment and $1.2 billion from Core+ real estate,

o	$2.6 billion in our Private Equity segment driven by $1.0 billion from Strategic Partners, $840.9 million from corporate private equity and $678.3 million from Tactical Opportunities, and

o
$1.8 billion in our Credit & Insurance segment driven by $622.6 million from direct lending, $410.9 million from mezzanine funds, $209.2 million from certain liquid credit and MLP strategies, $186.9 million from stressed/distressed strategies, $178.2 million from energy strategies and $173.1 million from CLOs.

•	Outflows of $5.8 billion primarily attributable to:

o	$2.3 billion in our Hedge Fund Solutions segment driven by $1.7 billion from customized solutions and $563.6 million from individual investor and specialized solutions, and

o	$1.9 billion in our Credit & Insurance segment driven by $1.5 billion from certain liquid credit and MLP strategies and $179.4 million from direct lending.
Fee-Earning
Assets Under Management were $528.4 billion at September 30, 2021, an increase of $59.0 billion, or 13%, compared to $469.4 billion at December 31, 2020. The net increase was due to:

•	Inflows of $88.9 billion related to:

o
$34.9 billion in our Credit & Insurance segment driven by $14.2 billion from direct lending, $8.5 billion from certain liquid credit and MLP strategies, $5.4 billion from CLOs, $2.4 billion from BIS, $2.2 billion from our structured products group, $1.2 billion from mezzanine funds, $604.5 million from energy strategies and $465.2 million from stressed/distressed strategies,

o
$32.0 billion in our Real Estate segment driven by $16.8 billion from BREIT, $9.3 billion from BREDS due to capital being deployed (this amount was previously reflected in Inflows for Total Assets Under Management at each capital closing of the fund), $2.3 billion from BPP Life Sciences, $2.2 billion from BPP U.S. and co-investment,
$1.0 billion from BPP Europe and
co-investment,
$407.3 million from BREP opportunistic funds and
co-investment
and $393.8 million from BPP Asia and
co-investment,

o
$15.2 billion in our Private Equity segment driven by $10.0 billion from corporate private equity (this amount was previously reflected in Inflows for Total Assets Under Management at each capital closing of the fund), $1.9 billion from Tactical Opportunities, $1.4 billion from BXG and $1.2 billion from Strategic Partners, and

o
$6.8 billion in our Hedge Fund Solutions segment driven by $4.4 billion from individual investor and specialized solutions, $1.7 billion from customized solutions and $715.4 million from commingled products.

•	Market activity of $23.8 billion primarily attributable to:

o
$10.5 billion of market appreciation in our Real Estate segment driven by appreciation of $10.8 billion from Core+ real estate and $337.3 million from BREDS (both of which included $948.2 million of foreign exchange depreciation), partially offset by foreign exchange depreciation of $670.2 million from BREP opportunistic funds and co-investment,

o	$5.3 billion of market appreciation in our Private Equity segment driven by $3.8 billion from Strategic Partners and $1.5 billion from BIP.
For additional information regarding the update to Strategic Partners’ fund financial reporting process in the current quarter, see Part I. Item 1. Financial Statements — Note 2. “Summary of Significant Accounting Policies — Equity Method Investments”,

o	$5.1 billion of market appreciation in our Hedge Fund Solutions segment driven by returns from BAAM’s Principal Solutions Composite of 7.3% gross (6.5% net), and

o
$2.9 billion of market appreciation in our Credit & Insurance segment driven by appreciation of $2.6 billion from certain liquid credit and MLP strategies, $515.9 million from direct lending and $118.7 million from stressed/distressed strategies, partially offset by market depreciation of $193.0 million from CLOs and $117.8 million from energy strategies, all of which included $468.8 million of foreign exchange depreciation across the segment.

Offsetting these increases were:

•	Realizations of $28.1 billion primarily driven by:

o	$9.2 billion in our Real Estate segment driven by $3.4 billion from BREDS, $3.1 billion from BREP opportunistic funds and co-investment and $2.7 billion from Core+ real estate,

o
$9.1 billion in our Credit & Insurance segment driven by $3.1 billion from CLOs, $2.4 billion from direct lending, $1.3 billion from mezzanine funds, $1.2 billion from stressed/distressed strategies, $533.2 million from energy strategies and $528.3 million from certain liquid credit and MLP strategies, and

o	$9.0 billion in our Private Equity segment driven by $3.2 billion from Strategic Partners, $3.2 billion from corporate private equity and $2.3 billion from Tactical Opportunities.

•	Outflows of $25.6 billion primarily attributable to:

o
$11.9 billion in our Hedge Fund Solutions segment driven by $8.4 billion from customized solutions, $2.1 billion from individual investor and specialized solutions and $1.4 billion from commingled products,

o
$9.5 billion in our Credit & Insurance segment driven by $5.4 billion from certain liquid credit and MLP strategies, $2.7 billion from BIS, $494.7 million from CLOs, $319.3 million from stressed/distressed strategies and $215.5 million from our structured products group,

o	$2.2 billion in our Real Estate segment driven by $1.1 billion from BREIT, $714.8 million from BPP U.S. and co-investment and $367.0 million from BREDS, and

o
$1.9 billion in our Private Equity segment driven by $661.7 million from Tactical Opportunities, $550.1 million from multi-asset products, $411.5 million from corporate private equity and $248.7 million from Strategic Partners.

Total Assets Under Management
Total Assets Under Management were $730.7 billion at September 30, 2021, an increase of $46.6 billion, compared to $684.0 billion at June 30, 2021. The net increase was due to:

•	Inflows of $46.7 billion primarily related to:

o
$20.0 billion in our Credit & Insurance segment driven by $13.2 billion from direct lending (which exceeds
Fee-Earning
Assets Under Management inflows principally due to certain funds charging fees on net assets versus gross assets), $3.1 billion from certain liquid credit and MLP strategies, $2.1 billion from CLOs, $1.6 billion from BIS, $986.8 million from mezzanine funds, $197.1 million from our structured products group and $164.9 million from stressed/distressed strategies, all partially offset by $1.4 billion of allocations to various strategies and other segments,

o
$16.0 billion in our Real Estate segment driven by $7.9 billion from BREIT, $4.6 billion from BREP opportunistic funds, $1.7 billion from BPP U.S. and co-investment,
$1.2 billion from BREDS and $636.0 million from BPP Europe and co-investment,

o
$7.4 billion in our Private Equity segment driven by $3.6 billion from Tactical Opportunities, $1.8 billion from corporate private equity, $1.2 billion from Strategic Partners and $534.9 million from BXLS, and

o
$3.3 billion in our Hedge Fund Solutions segment driven by $2.6 billion from individual investor and specialized solutions, $567.6 million from customized solutions and $181.8 million from commingled products.

•	Market activity of $28.2 billion primarily driven by:

o
$14.8 billion of market appreciation in our Real Estate segment driven by carrying value increases in BREP opportunistic and Core+ real estate of 16.2% and 7.6%, during the quarter, respectively, which includes $1.3 billion of foreign exchange depreciation across the segment, and

o
$11.8 billion of market appreciation in our Private Equity segment driven by carrying value increases in corporate private equity, Strategic Partners and Tactical Opportunities of 9.9%, 24.6% and 2.3%, during the quarter, respectively, which includes $358.2 million of foreign exchange depreciation across the segment.

Effective September 30, 2021, Strategic Partners’ fund financial reporting process was updated. As a result, the increase in Strategic Partners’ carrying value for the three months ended September 30, 2021 includes the economic and market activity of two quarters. If the updated Strategic Partners’ fund financial reporting process had been in place in prior periods, Strategic Partners’ carrying value would have increased 17.0% for the three months ended September 30, 2021. See Part I. Item 1. Financial Statements — Note 2. “Summary of Significant Accounting Policies — Equity Method Investments” for additional information.
Total Assets Under Management market activity in our Real Estate and Private Equity segments generally represents the change in fair value of the investments held and typically exceeds the
Fee-Earning
Assets Under Management market activity.
Offsetting these increases were:

•	Realizations of $21.8 billion primarily driven by:

o	$10.8 billion in our Private Equity segment driven by $5.9 billion from corporate private equity, $2.5 billion from Strategic Partners and $2.3 billion from Tactical Opportunities,

o	$7.0 billion in our Real Estate segment driven by $5.2 billion from BREP opportunistic funds and co-investment, $1.2 billion from Core+ real estate and $601.7 million from BREDS, and

o
$3.5 billion in our Credit & Insurance segment driven by $1.6 billion from direct lending, $713.0 million from mezzanine funds, $325.2 million from energy strategies, $320.8 million from CLOs, $280.5 million from stressed/distressed strategies and $226.3 million from certain liquid credit and MLP strategies.

Total Assets Under Management realizations in our Real Estate and Private Equity segments generally represents the total proceeds and typically exceeds the
Fee-Earning
Assets Under Management realizations which generally represents only the invested capital.

•	Outflows of $6.6 billion primarily attributable to:

o
$2.6 billion in our Credit & Insurance segment driven by $1.8 billion from certain liquid credit and MLP strategies, $421.7 million from direct lending, $236.2 million from mezzanine funds and $133.2 million from CLOs,

o	$2.4 billion in our Hedge Fund Solutions segment driven by $1.7 billion from customized solutions and $572.2 million from individual investor and specialized solutions, and

o	$1.1 billion in our Real Estate segment driven by $595.1 million from Core+ real estate and $477.1 million from BREDS.

Total Assets Under Management were $730.7 billion at September 30, 2021, an increase of $112.1 billion, or 18%, compared to $618.6 billion at December 31, 2020. The net increase was due to:

•	Inflows of $115.6 billion primarily related to:

o
$52.0 billion in our Credit & Insurance segment driven by $29.8 billion from direct lending (which exceeds
Fee-Earning
Assets Under Management inflows principally due to certain funds charging fees on net assets versus gross assets), $8.4 billion from certain liquid credit and MLP strategies, $5.8 billion from CLOs, $2.9 billion from our structured products group, $2.5 billion from mezzanine funds and $2.2 billion from BIS,

o
$33.5 billion in our Real Estate segment driven by $17.2 billion from BREIT, $5.1 billion from BREP opportunistic funds, $4.3 billion from BPP Life Sciences, $2.7 billion from BREDS, $2.3 billion from BPP U.S. and co-investment,
$1.7 billion from BPP Europe and
co-investment
and $305.6 million from BPP Asia and
co-investment,

o
$22.5 billion in our Private Equity segment driven by $8.0 billion from corporate private equity, $5.9 billion from Tactical Opportunities, $5.3 billion from Strategic Partners, $2.1 billion from BXG, $614.8 million from BXLS and $524.0 million from multi-asset products, and

o
$7.6 billion in our Hedge Fund Solutions segment driven by $5.6 billion from individual investor and specialized solutions, $1.2 billion from customized solutions and $803.0 million from commingled products.

•	Market activity of $80.9 billion primarily driven by:

o
$41.3 billion of market appreciation in our Private Equity segment driven by carrying value increases in corporate private equity, Strategic Partners and Tactical Opportunities of 38.3%, 54.6% and 23.3%, during the year, respectively, which includes $620.4 million of foreign exchange depreciation across the segment.

Effective September 30, 2021, Strategic Partners’ fund financial reporting process was updated. As a result, the increase in Strategic Partners’ carrying value for the nine months ended September 30, 2021 includes the economic and market activity of four quarters. If the updated Strategic Partners’ fund financial reporting process had been in place in prior periods, Strategic Partners’ carrying value would have increased 41.7% for the nine months ended September 30, 2021. See Part I. Item 1. Financial Statements — Note 2. “Summary of Significant Accounting Policies — Equity Method Investments” for additional information,

o
$27.3 billion of market appreciation in our Real Estate segment driven by carrying value increases in BREP opportunistic and Core+ real estate of 31.6% and 17.1%, during the year, respectively, which includes $2.5 billion of foreign exchange depreciation across the segment,

o
$6.6 billion of market appreciation in our Credit & Insurance segment driven by appreciation of $3.0 billion from certain liquid credit and MLP strategies, $1.3 billion from direct lending, $1.0 billion from mezzanine funds, $887.3 million from energy strategies and $616.0 million from stressed/distressed strategies, all of which included $573.8 million of foreign exchange depreciation across the segment, and

o	$5.8 billion of market appreciation in our Hedge Fund Solutions segment driven by reasons noted above in Fee-Earning Assets Under Management.
Total Assets Under Management market activity in our Real Estate and Private Equity segments generally represents the change in fair value of the investments held and typically exceeds the
Fee-Earning
Assets Under Management market activity.

Offsetting these increases were:

•	Realizations of $56.3 billion primarily driven by:

o
$27.5 billion in our Private Equity segment driven by $13.7 billion from corporate private equity, $6.7 billion from Strategic Partners, $6.3 billion from Tactical Opportunities, $382.3 million from BXG, $216.3 million from BIP and $191.2 million from BXLS,

o	$14.3 billion in our Real Estate segment driven by $10.1 billion from BREP opportunistic and co-investment, $2.7 billion from Core+ real estate and $1.4 billion from BREDS, and

o
$13.5 billion in our Credit & Insurance segment driven by $4.3 billion from direct lending, $3.2 billion from CLOs, $2.6 billion from mezzanine funds, $1.9 billion from stressed/distressed strategies, $898.3 million from energy strategies and $573.8 million from certain liquid credit and MLP strategies.

Total Assets Under Management realizations in our Real Estate and Private Equity segments generally represents the total proceeds and typically exceeds the
Fee-Earning
Assets Under Management realizations which generally represents only the invested capital.

•	Outflows of $28.2 billion primarily attributable to:

o
$11.3 billion in our Hedge Fund Solutions segment driven by $7.4 billion from customized solutions, $2.4 billion from individual investor and specialized solutions and $1.6 billion from commingled products,

o
$11.2 billion in our Credit & Insurance segment driven by $5.8 billion from certain liquid credit and MLP strategies, $2.6 billion from BIS, $1.0 billion from direct lending, $720.2 million from CLOs, $217.9 million from stressed/distressed strategies and $200.1 million from our structured products group,

o	$3.5 billion in our Real Estate segment driven by $1.9 billion from Core+ real estate, $1.2 billion from BREDS and $409.7 million from BREP opportunistic funds and co-investment, and

o
$2.3 billion in our Private Equity segment driven by $991.9 million from Tactical Opportunities, $629.7 million from Strategic Partners, $250.0 million from multi-asset products and $196.4 million from corporate private equity.

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

Net Accrued Performance Revenues
The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of September 30, 2021 and 2020. Net Accrued Performance Revenues excludes Performance Revenues realized but not yet distributed as of the respective quarter end and clawback amounts, if any, which are disclosed in Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. See “—
Non-GAAP
Financial Measures” for our reconciliation of Net Accrued Performance Revenues.

	September 30,
	2021	2020

	(Dollars in Millions)
Real Estate
BREP IV	$22	$8
BREP V	44	7
BREP VI	34	46
BREP VII	476	238
BREP VIII	713	782
BREP IX	551	90
BREP Europe IV	90	104
BREP Europe V	476	179
BREP Europe VI	176	—
BREP Asia I	112	102
BREP Asia II	116	—
BPP	362	227
BREIT	513	—
BREDS	40	6
BTAS	23	42

Total Real Estate (a)	3,747	1,831

Private Equity
BCP IV	8	19
BCP V	57	—
BCP VI	561	668
BCP VII	1,278	458
BCP VIII	216	—
BCP Asia I	407	40
BEP I	33	23
BEP III	64	—
BCEP I	198	85
Tactical Opportunities	296	138
BXG	45	9
Strategic Partners	430	76
BIP	79	—
BXLS	33	7
BTAS/Other	195	20

Total Private Equity (a)	3,899	1,544

Hedge Fund Solutions	362	54

Credit & Insurance	302	121

Total Blackstone Net Accrued Performance Revenues	$8,311	$3,550

Note:	Totals may not add due to rounding.
(a)	Real Estate and Private Equity include co-investments, as applicable.
For the twelve months ended September 30, 2021, Net Accrued Performance Revenues receivable increased due to Net Performance Revenues of $7.5 billion offset by net realized distributions of $2.7 billion.

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

The following table presents the investment record of our significant funds from inception through September 30, 2021:

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)

Real Estate
Pre-BREP	$ 140,714	$ —	$ —	n/a	—	$ 345,190	2.5x	$ 345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	n/a	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	n/a	—	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	n/a	—	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	84,502	1.7x	65%	4,579,740	1.7x	4,664,242	1.7x	13%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	230,597	229,254	1.6x	94%	13,214,326	2.3x	13,443,580	2.3x	11%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,444	550,484	375,481	2.0x	77%	27,371,647	2.5x	27,747,128	2.5x	13%	13%
BREP VII (Aug 2011 / Apr 2015)	13,496,823	1,525,932	7,320,750	1.6x	4%	23,391,546	2.1x	30,712,296	2.0x	22%	15%
BREP VIII (Apr 2015 / Jun 2019)	16,576,617	2,571,289	14,852,933	1.5x	—	16,977,295	2.4x	31,830,228	1.9x	29%	17%
*BREP IX (Jun 2019 / Dec 2024)	21,007,890	9,955,631	16,356,581	1.5x	6%	2,543,821	1.9x	18,900,402	1.5x	n/m	36%

Total Global BREP	$ 73,122,355	$ 14,833,933	$ 39,219,501	1.5x	5%	$ 95,613,293	2.3x	$ 134,832,794	2.0x	18%	16%

BREP Int’l (Jan 2001 / Sep 2005)	€ 824,172	€ —	€ —	n/a	—	€ 1,373,170	2.1x	€ 1,373,170	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008) (e)	1,629,748	—	—	n/a	—	2,576,670	1.8x	2,576,670	1.8x	8%	8%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,167	463,195	339,646	0.5x	—	5,738,120	2.5x	6,077,766	2.1x	20%	14%
BREP Europe IV (Sep 2013 / Dec 2016)	6,675,950	1,345,550	1,946,782	1.3x	—	9,547,188	2.0x	11,493,970	1.8x	20%	14%
BREP Europe V (Dec 2016 / Oct 2019)	7,937,730	1,597,804	8,890,814	1.6x	—	2,182,232	2.7x	11,073,046	1.7x	41%	14%
*BREP Europe VI (Oct 2019 / Apr 2025)	9,838,021	6,004,179	5,294,958	1.4x	1%	288,935	1.7x	5,583,893	1.4x	49%	29%

Total BREP Europe	€ 30,110,788	€ 9,410,728	€ 16,472,200	1.4x	—	€ 21,706,315	2.1x	€ 38,178,515	1.8x	16%	13%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)

Real Estate (continued)
BREP Asia I (Jun 2013 / Dec 2017)	$ 4,261,983	$ 916,830	$ 2,503,201	1.4x	15%	$ 5,897,757	2.1x	$ 8,400,958	1.8x	21%	13%
*BREP Asia II (Dec 2017 / Jun 2023)	7,339,220	3,031,637	5,638,584	1.3x	3%	604,391	1.8x	6,242,975	1.3x	44%	12%
BREP Asia III (TBD)	3,956,850	3,956,850	—	n/a	—	—	n/a	—	n/a	n/a	n/a
BREP Co-Investment (f)	7,055,974	32,023	678,411	1.8x	—	14,930,723	2.2x	15,609,134	2.2x	16%	16%

Total BREP	$ 130,760,742	$ 33,668,896	$ 67,039,516	1.5x	4%	$ 144,113,788	2.2x	$ 211,153,304	1.9x	17%	15%

*Core+ BPP (Various) (g)	$ n/a	$ n/a	$ 52,749,976	n/a	—	$ 9,401,220	n/a	$ 62,151,196	n/a	n/a	10%
*Core+ BREIT (Various) (h)	n/a	n/a	41,902,410	n/a	—	1,222,016	n/a	43,124,426	n/a	n/a	12%
*BREDS High-Yield (Various) (i)	19,990,586	7,561,666	5,374,549	1.1x	—	14,145,200	1.3x	19,519,749	1.2x	11%	10%
Private Equity
Corporate Private Equity
BCP I (Oct 1987 / Oct 1993)	$ 859,081	$ —	$ —	n/a	—	$ 1,741,738	2.6x	$ 1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	n/a	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	n/a	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	16,346	n/a	—	2,953,649	1.4x	2,969,995	1.4x	6%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	176,864	120,893	1.3x	—	21,479,598	2.9x	21,600,491	2.8x	36%	36%
BCP V (Dec 2005 / Jan 2011)	21,009,112	1,035,259	701,207	47.4x	99%	37,876,327	1.9x	38,577,534	1.9x	8%	8%
BCP VI (Jan 2011 / May 2016)	15,202,513	1,378,295	9,056,562	1.8x	39%	21,927,991	2.2x	30,984,553	2.1x	18%	13%
BCP VII (May 2016 / Feb 2020)	18,836,441	1,938,731	26,617,761	1.9x	36%	7,674,654	2.2x	34,292,415	1.9x	31%	21%
*BCP VIII (Feb 2020 / Feb 2026)	25,056,449	19,805,651	8,011,713	1.5x	16%	320,833	2.9x	8,332,546	1.5x	n/m	n/m
Energy I (Aug 2011 / Feb 2015)	2,441,558	174,492	768,066	1.5x	63%	3,631,321	1.9x	4,399,387	1.8x	14%	11%
Energy II (Feb 2015 / Feb 2020)	4,914,563	1,021,332	4,475,639	1.4x	19%	1,222,777	1.0x	5,698,416	1.2x	-7%	3%
*Energy III (Feb 2020 / Feb 2026)	4,273,555	3,134,909	1,866,059	1.7x	50%	260,277	2.2x	2,126,336	1.7x	96%	82%
BCP Asia I (Dec 2017 / Sep 2021)	2,401,426	1,065,744	5,163,068	3.9x	69%	661,489	3.9x	5,824,557	3.9x	94%	84%
*BCP Asia II (Sep 2021 / Sep 2027)	6,009,332	5,996,852	—	n/a	—	—	n/a	—	n/a	n/a	n/a
Core Private Equity I (Jan 2017 / Mar 2021) (j)	4,756,010	1,131,903	7,542,438	2.0x	—	1,284,639	2.3x	8,827,077	2.0x	38%	25%
*Core Private Equity II (Mar 2021 / Mar 2026) (j)	8,178,339	7,669,126	531,171	1.1x	—	—	n/a	531,171	1.1x	n/a	n/m

Total Corporate Private Equity	$ 128,177,413	$ 44,553,733	$ 64,870,923	1.8x	32%	$ 113,476,800	2.1x	$ 178,347,723	2.0x	16%	16%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Private Equity (continued)
Tactical Opportunities
*Tactical Opportunities (Various)	$ 22,793,022	$ 7,576,444	$ 14,041,355	1.4x	17%	$ 16,303,649	1.9x	$ 30,345,004	1.6x	19%	13%
*Tactical Opportunities Co-Investment and Other (Various)	12,410,524	4,960,882	4,617,020	1.3x	5%	6,209,151	1.8x	10,826,171	1.5x	19%	17%

Total Tactical Opportunities	$ 35,203,546	$ 12,537,326	$ 18,658,375	1.3x	14%	$ 22,512,800	1.9x	$ 41,171,175	1.6x	19%	14%

*Blackstone Growth (Jul 2020 / Jul 2025)	$ 4,761,851	$ 3,232,049	$ 2,240,854	1.4x	28%	$ 299,451	4.0x	$ 2,540,305	1.5x	n/m	90%
Strategic Partners (Secondaries)
Strategic Partners I-V (Various) (k)	11,863,351	917,190	639,677	n/a	—	17,356,347	n/a	17,996,024	1.6x	n/a	13%
Strategic Partners VI (Apr 2014 / Apr 2016) (k)	4,362,750	1,380,208	1,430,288	n/a	—	3,667,757	n/a	5,098,045	1.6x	n/a	16%
Strategic Partners VII (May 2016 / Mar 2019) (k)	7,489,970	2,060,914	6,087,919	n/a	—	3,909,313	n/a	9,997,232	1.9x	n/a	23%
Strategic Partners Real Assets II (May 2017 / Jun 2020) (k)	1,749,807	409,161	1,208,965	n/a	—	598,511	n/a	1,807,476	1.3x	n/a	14%
*Strategic Partners VIII (Mar 2019 / Jul 2023) (k)	10,763,600	4,286,329	7,887,716	n/a	—	2,421,810	n/a	10,309,526	1.7x	n/a	57%
*Strategic Partners Real Estate, SMA and Other (Various) (k)	7,878,498	2,371,801	3,375,646	n/a	—	2,096,825	n/a	5,472,471	1.4x	n/a	17%
*Strategic Partners Infra III (Jun 2020 / Jul 2024) (k)	3,250,100	2,508,962	176,077	n/a	—	14,819	n/a	190,896	2.9x	n/a	n/m

Total Strategic Partners (Secondaries)	$ 47,358,076	$ 13,934,565	$ 20,806,288	n/a	—	$ 30,065,382	n/a	$ 50,871,670	1.6x	n/a	16%

*Infrastructure (Various)	$ 13,658,063	$ 7,435,523	$ 7,778,444	1.3x	34%	$ 199,291	n/a	$ 7,977,735	1.3x	n/a	16%
Life Sciences
Clarus IV (Jan 2018 / Jan 2020)	910,000	225,286	910,982	1.6x	4%	39,952	0.9x	950,934	1.5x	-18%	17%
*BXLS V (Jan 2020 / Jan 2025)	4,779,454	3,733,343	1,291,353	1.4x	9%	—	n/a	1,291,353	1.4x	n/a	21%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)

Credit
Mezzanine / Opportunistic I (Jul 2007 / Oct 2011)	$ 2,000,000	$ 97,114	$ 19,839	1.0x	—	$ 4,775,786	1.6x	$ 4,795,625	1.6x	n/a	17%
Mezzanine / Opportunistic II (Nov 2011 / Nov 2016)	4,120,000	1,007,503	925,999	0.7x	—	5,807,890	1.6x	6,733,889	1.4x	n/a	10%
Mezzanine / Opportunistic III (Sep 2016 / Jan 2021)	6,639,133	1,025,006	4,681,761	1.1x	—	4,415,663	1.7x	9,097,424	1.3x	n/a	12%
*Mezzanine / Opportunistic IV (Jan 2021 / Jan 2026)	4,556,271	3,885,152	705,694	1.0x	—	8,817	n/a	714,511	1.0x	n/a	n/m
Stressed / Distressed I (Sep 2009 / May 2013)	3,253,143	76,000	—	n/a	—	5,776,841	1.3x	5,776,841	1.3x	n/a	9%
Stressed / Distressed II (Jun 2013 / Jun 2018)	5,125,000	547,430	629,162	0.7x	—	4,984,957	1.2x	5,614,119	1.1x	n/a	1%
*Stressed / Distressed III (Dec 2017 / Dec 2022)	7,356,380	3,665,909	2,188,533	1.0x	—	2,030,556	1.4x	4,219,089	1.1x	n/a	8%
Energy I (Nov 2015 / Nov 2018)	2,856,867	1,051,129	1,414,948	1.1x	6%	1,647,873	1.6x	3,062,821	1.3x	n/a	8%
*Energy II (Feb 2019 / Feb 2024)	3,616,081	2,432,321	1,388,126	1.2x	—	416,616	1.7x	1,804,742	1.3x	n/a	31%
European Senior Debt I (Feb 2015 / Feb 2019)	€ 1,964,689	€ 268,902	€ 1,321,951	1.0x	—	€ 1,944,977	1.4x	€ 3,266,928	1.2x	n/a	6%
*European Senior Debt II (Jun 2019 / Jun 2024)	€ 4,088,344	€ 2,989,441	€ 2,153,577	1.0x	—	€ 742,653	1.3x	€ 2,896,230	1.1x	n/a	18%

Total Credit Drawdown Funds (l)	$ 46,428,533	$ 17,563,834	$ 15,982,025	1.0x	1%	$ 32,980,483	1.5x	$ 48,962,508	1.3x	n/a	10%

*Direct Lending BDC (Various) (m)	$ 3,926,295	$ —	$ 4,142,452	n/a	—	$ 444,215	n/a	$ 4,586,667	n/a	n/a	10%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
*	Represents funds that are currently in their investment period and open-ended funds.
(a)	Excludes investment vehicles where Blackstone does not earn fees.
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
(d)
Unless otherwise indicated, Net Internal Rate of Return (“IRR”) represents the annualized inception to September 30, 2021 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of limited partner cash flows. Initial inception date of cash flows may differ from the Investment Period Beginning Date.

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

(h)
Unrealized Investment Value reflects BREIT’s net asset value as of September 30, 2021. Realized Investment Value represents BREIT’s cash distributions, net of servicing fees. The BREIT net return reflects a per share blended return, assuming BREIT had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BREIT. These returns are not representative of the returns experienced by any particular investor or share class. Inception to date net returns are presented on an annualized basis and are from January 1, 2017. Committed Capital and Available Capital are not regularly reported to investors in our Core+ strategy and are not applicable in the context of this vehicle.

(i)	BREDS High-Yield represents the flagship real estate debt drawdown funds only.
(j)	Blackstone Core Equity Partners is a core private equity strategy which invests with a more modest risk profile and longer hold period than traditional private equity.
(k)
Realizations are treated as return of capital until fully recovered and therefore unrealized and realized MOICs are not applicable. Returns are calculated from results that are reported on a three month lag from Strategic Partners’ fund financial statements and therefore do not include the impact of economic and market activities in the current quarter.

(l)	Funds presented represent the flagship credit drawdown funds only. The Total Credit Net IRR is the combined IRR of the credit drawdown funds presented.
(m)
Unrealized Investment Value reflects BXSL’s net asset value as of September 30, 2021. Realized Investment Value represents BXSL’s cash distributions. BXSL’s net return is annualized and calculated since inception starting on November 20, 2018, as the change in net asset value (“NAV”) per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company’s dividend reinvestment plan) divided by the beginning NAV per share. Does not include BCRED.

Segment Analysis
Discussed below is our Segment Distributable Earnings for each of our segments. This information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources. References to “our” sectors or investments may also refer to portfolio companies and investments of the underlying funds that we manage.
Real Estate
The following table presents the results of operations for our Real Estate segment:

	Three Months Ended				Nine Months Ended
	September 30,		2021 vs. 2020		September 30,		2021 vs. 2020
	2021	2020	$	%	2021	2020	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$485,308	$392,785	$92,523	24%	$1,366,158	$1,146,927	$219,231	19%
Transaction and Other Fees, Net	53,876	17,464	36,412	208%	117,975	72,527	45,448	63%
Management Fee Offsets	(446)	(1,039)	593	-57%	(2,562)	(11,816)	9,254	-78%

Total Management Fees, Net	538,738	409,210	129,528	32%	1,481,571	1,207,638	273,933	23%
Fee Related Performance Revenues	35,625	55,327	(19,702)	-36%	224,793	66,383	158,410	239%
Fee Related Compensation	(137,313)	(138,342)	1,029	-1%	(447,762)	(375,278)	(72,484)	19%
Other Operating Expenses	(61,398)	(42,566)	(18,832)	44%	(160,520)	(127,567)	(32,953)	26%

Fee Related Earnings	375,652	283,629	92,023	32%	1,098,082	771,176	326,906	42%

Realized Performance Revenues	495,727	18,872	476,855	n/m	935,418	96,801	838,617	866%
Realized Performance Compensation	(199,100)	(7,343)	(191,757)	n/m	(376,790)	(33,282)	(343,508)	n/m
Realized Principal Investment Income	42,677	4,946	37,731	763%	171,626	13,819	157,807	n/m

Net Realizations	339,304	16,475	322,829	n/m	730,254	77,338	652,916	844%

Segment Distributable Earnings	$714,956	$300,104	$414,852	138%	$1,828,336	$848,514	$979,822	115%

n/m     Not meaningful.
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Segment Distributable Earnings were $715.0 million for the three months ended September 30, 2021, an increase of $414.9 million, or 138%, compared to $300.1 million for the three months ended September 30, 2020. The increase in Segment Distributable Earnings was attributable to increases of $92.0 million in Fee Related Earnings and $322.8 million in Net Realizations.
Segment Distributable Earnings in our Real Estate segment in the third quarter of 2021 were higher compared to the third quarter of 2020. This was primarily driven by increased Net Realizations, as well as an increase in Fee Related Earnings due to growth in
Fee-Earning
Assets Under Management and the crystallization of performance revenues for certain vehicles, partially offset by increases in Fee Related Compensation and Other Operating Expenses. Continued favorable market conditions have contributed to significant realization and capital deployment opportunities. We have also benefited from fundraising momentum in our perpetual capital strategies, which represent an increasing percentage of our Total Assets Under Management. Robust economic activity in the U.S. has supported a continued recovery in certain investments in our real estate portfolio, such as those in hospitality and leisure, that were materially impacted by the
COVID-19
pandemic. Inflation in the U.S. continues to show signs of acceleration and is likely to continue in the near- to medium-term. Higher inflation would potentially negatively impact certain real estate assets, such as those with long-term
leases that do not provide for
short-term
rent increases. Our real estate strategies have, however, oriented their portfolios toward investments in markets where we see opportunities for stronger relative growth, with better insulation from inflation pressure. In the U.S., heightened competition for workers, supply chain issues and rising energy prices have contributed to increasing wages and other inputs, which increasingly pressure profit margins. The valuations of certain investments in our Real Estate segment, particularly in the hospitality sector, would potentially be negatively impacted if such companies and assets cannot successfully identify and execute on means to mitigate margin pressures. In addition, if interest rates rise, the cost of debt financing for our real estate businesses and assets will likely increase.
In addition, the Presidential administration and the U.S. Congress may introduce new or enforce existing policies and regulations that may create uncertainty for our business and investment strategies and could have an adverse impact on us and our portfolio companies. Such conditions (which may be across industries, sectors or geographies) may contribute to adverse operating performance, including moderated rent growth in certain markets in our residential portfolio. For example, a top legislative priority of the Presidential administration is significant changes to U.S. tax regulations. The administration has recently proposed a framework that includes, among other changes, a corporate minimum tax and significant modifications to international tax rules. If enacted, such changes could materially increase the amount of taxes we and/or certain of our portfolio companies could be required to pay. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — The global outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economies and has adversely impacted, and may continue to adversely impact, our performance and results of operations,” “— Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “— A period of economic slowdown, which may be across one or more industries, sectors or geographies, has contributed and could in the future contribute to adverse operating performance for certain of our funds’ investments, which would adversely affect our operating results and cash flows” in our Annual Report on Form
10-K
for the year ended December 31, 2020.
Fee Related Earnings
Fee Related Earnings were $375.7 million for the three months ended September 30, 2021, an increase of $92.0 million, or 32%, compared to $283.6 million for the three months ended September 30, 2020. The increase in Fee Related Earnings was primarily attributable to an increase of $129.5 million in Management Fees, Net, partially offset by a decrease of $19.7 million in Fee Related Performance Revenues and an increase of $18.8 million in Other Operating Expenses.
Management Fees, Net were $538.7 million for the three months ended September 30, 2021, an increase of $129.5 million, compared to $409.2 million for the three months ended September 30, 2020, primarily driven by an increase in Base Management Fees. Base Management Fees increased $92.5 million primarily due to
Fee-Earning
Assets Under Management growth in Core+ real estate.
Fee Related Performance Revenues were $35.6 million for the three months ended September 30, 2021, a decrease of $19.7 million, compared to $55.3 million for the three months ended September 30, 2020. The decrease was primarily due to the timing of BPP’s crystallization schedule.
Other Operating Expenses were $61.4 million for the three months ended September 30, 2021, an increase of $18.8 million, compared to $42.6 million for the three months ended September 30, 2020. The increase was primarily due to occupancy and technology related expenses and professional fees.
Net Realizations
Net Realizations were $339.3 million for the three months ended September 30, 2021, an increase of $322.8 million, compared to $16.5 million for the three months ended September 30, 2020. The increase in Net Realizations was attributable to increases of $476.9 million in Realized Performance Revenues and $37.7 million in Realized Principal Investment Income, partially offset by an increase of $191.8 million in Realized Performance Compensation.

Realized Performance Revenues were $495.7 million for the three months ended September 30, 2021, an increase of $476.9 million, compared to $18.9 million for the three months ended September 30, 2020. The increase was primarily due to higher realized gains in the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Realized Principal Investment Income was $42.7 million for the three months ended September 30, 2021, an increase of $37.7 million, compared to $4.9 million for the three months ended September 30, 2020. The increase was primarily due to the segment’s allocation of the gain recognized from the partial sale of Blackstone’s remaining Pátria shares.
Realized Performance Compensation was $199.1 million for the three months ended September 30, 2021, an increase of $191.8 million, compared to $7.3 million for the three months ended September 30, 2020. The increase was primarily due to the increase in Realized Performance Revenues.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Segment Distributable Earnings were $1.8 billion for the nine months ended September 30, 2021, an increase of $979.8 million, or 115%, compared to $848.5 million for the nine months ended September 30, 2020. The increase in Segment Distributable Earnings was attributable to increases of $326.9 million in Fee Related Earnings and $652.9 million in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $1.1 billion for the nine months ended September 30, 2021, an increase of $326.9 million, or 42%, compared to $771.2 million for the nine months ended September 30, 2020. The increase in Fee Related Earnings was attributable to increases of $273.9 million in Management Fees, Net and $158.4 million in Fee Related Performance Revenues, partially offset by increases of $72.5 million in Fee Related Compensation and $33.0 million in Other Operating Expenses.
Management Fees, Net were $1.5 billion for the nine months ended September 30, 2021, an increase of $273.9 million, compared to $1.2 billion for the nine months ended September 30, 2020, primarily driven by an increase in Base Management Fees. Base Management Fees increased $219.2 million primarily due to
Fee-Earning
Assets Under Management growth in Core+ real estate and the end of BREP Europe VI’s fee holiday in the first quarter of 2020.
Fee Related Performance Revenues were $224.8 million for the nine months ended September 30, 2021, an increase of $158.4 million, compared to $66.4 million for the nine months ended September 30, 2020. The increase was primarily due to crystallization events in the Logicor separately managed account.
Fee Related Compensation was $447.8 million for the nine months ended September 30, 2021, an increase of $72.5 million, compared to $375.3 million for the nine months ended September 30, 2020. The increase was primarily due to increases in Management Fees, Net and Fee Related Performance Revenues, on which a portion of Fee Related Compensation is based.
Other Operating Expenses were $160.5 million for the nine months ended September 30, 2021, an increase of $33.0 million, compared to $127.6 million for the nine months ended September 30, 2020. The increase was primarily due to occupancy and technology related expenses and professional fees.
Net Realizations
Net Realizations were $730.3 million for the nine months ended September 30, 2021, an increase of $652.9 million, or 844%, compared to $77.3 million for the nine months ended September 30, 2020. The increase in Net Realizations was attributable to increases of $838.6 million in Realized Performance Revenues and $157.8 million in Realized Principal Investment Income, partially offset by an increase of $343.5 million in Realized Performance Compensation.

Realized Performance Revenues were $935.4 million for the nine months ended September 30, 2021, an increase of $838.6 million, compared to $96.8 million for the nine months ended September 30, 2020. The increase was primarily due to the higher realized gains in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Realized Principal Investment Income was $171.6 million for the nine months ended September 30, 2021, an increase of $157.8 million, compared to $13.8 million for the nine months ended September 30, 2020. The increase was primarily due to the segment’s allocation of the gain recognized in connection with the Pátria sale transactions in the first quarter of 2021, and the partial sale of Blackstone’s remaining Pátria shares in the third quarter of 2021. For additional information on the Pátria sale transactions, see Note 4. “Investments — Equity Method Investments” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements.”
Realized Performance Compensation was $376.8 million for the nine months ended September 30, 2021, an increase of $343.5 million, compared to $33.3 million for the nine months ended September 30, 2020. The increase was primarily due to the increase in Realized Performance Revenues.
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
The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	Three Months Ended				Nine Months Ended				September 30, 2021
	September 30,				September 30,				Inception to Date
	2021		2020		2021		2020		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP VII	26%	22%	-	-	39%	32%	-22%	-20%	30%	22%	22%	15%
BREP VIII	17%	14%	9%	7%	36%	29%	5%	4%	36%	29%	23%	17%
BREP IX	18%	14%	12%	8%	50%	38%	22%	12%	n/m	n/m	51%	36%
BREP Europe IV (b)	1%	1%	-1%	-1%	-	-	-15%	-13%	29%	20%	20%	14%
BREP Europe V (b)	18%	15%	7%	5%	29%	23%	-1%	-2%	49%	41%	20%	14%
BREP Europe VI (b)	25%	19%	3%	-	52%	37%	1%	-11%	80%	49%	46%	29%
BREP Asia I	4%	3%	5%	4%	27%	21%	-11%	-10%	29%	21%	19%	13%
BREP Asia II	6%	4%	4%	2%	23%	15%	-1%	-4%	65%	44%	21%	12%
BREP Co-Investment (c)	19%	18%	12%	12%	48%	44%	27%	26%	18%	16%	18%	16%
BPP (d)	6%	5%	2%	2%	13%	11%	2%	1%	n/a	n/a	12%	10%
BREIT (e)	n/a	8%	n/a	6%	n/a	21%	n/a	2%	n/a	n/a	n/a	12%
BREDS High-Yield (f)	3%	2%	6%	4%	13%	9%	-2%	-4%	15%	11%	15%	10%
BREDS Liquid (g)	2%	1%	5%	5%	10%	10%	-15%	-15%	n/a	n/a	9%	7%
BXMT (h)	n/a	-3%	n/a	-6%	n/a	17%	n/a	-36%	n/a	n/a	n/a	10%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.
(b)	Euro-based internal rates of return.
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

(f)	BREDS High-Yield represents the flagship real estate debt drawdown funds only. Inception to date returns are from July 1, 2009.
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

Funds With Closed Investment Periods
The Real Estate segment has ten funds with closed investment periods as of September 30, 2021: BREP VIII, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe V, BREP Europe IV, BREP Europe lll, BREP Asia I and BREDS lll. As of September 30, 2021, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe IV and BREP Europe lll were above their carried interest thresholds and would have been above their carried interest thresholds even if all remaining investments were valued at zero. BREP VIII, BREP Europe V, BREP Asia I and BREDS III were above their carried interest thresholds.

Private Equity
The following table presents the results of operations for our Private Equity segment:

	Three Months Ended				Nine Months Ended
	September 30,		2021 vs. 2020		September 30,		2021 vs. 2020
	2021	2020	$	%	2021	2020	$	%

	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees	$370,083	$352,866	$17,217	5%	$1,112,349	$874,910	$237,439	27%
Transaction, Advisory and Other Fees, Net	50,241	11,571	38,670	334%	125,220	42,505	82,715	195%
Management Fee Offsets	10	(16,264)	16,274	n/m	(17,510)	(33,510)	16,000	-48%

Total Management and Advisory Fees, Net	420,334	348,173	72,161	21%	1,220,059	883,905	336,154	38%
Fee Related Compensation	(139,211)	(119,301)	(19,910)	17%	(416,575)	(322,494)	(94,081)	29%
Other Operating Expenses	(56,792)	(45,702)	(11,090)	24%	(168,888)	(131,530)	(37,358)	28%

Fee Related Earnings	224,331	183,170	41,161	22%	634,596	429,881	204,715	48%

Realized Performance Revenues	988,331	295,239	693,092	235%	1,627,186	471,828	1,155,358	245%
Realized Performance Compensation	(417,386)	(112,713)	(304,673)	270%	(687,970)	(192,372)	(495,598)	258%
Realized Principal Investment Income	77,570	10,248	67,322	657%	220,769	38,011	182,758	481%

Net Realizations	648,515	192,774	455,741	236%	1,159,985	317,467	842,518	265%

Segment Distributable Earnings	$872,846	$375,944	$496,902	132%	$1,794,581	$747,348	$1,047,233	140%

n/m     Not meaningful.
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Segment Distributable Earnings were $872.8 million for the three months ended September 30, 2021, an increase of $496.9 million, or 132%, compared to $375.9 million for the three months ended September 30, 2020. The increase in Segment Distributable Earnings was attributable to increases of $41.2 million in Fee Related Earnings and $455.7 million in Net Realizations.
Segment Distributable Earnings in our Private Equity segment in the third quarter of 2021 were higher compared to the third quarter of 2020. This was primarily driven by an increase in Fee Related Earnings, as well as an increase in Net Realizations. Continued favorable market conditions have contributed to significant realizations, particularly through the public markets, as well as meaningful capital deployment opportunities. Robust economic activity in the U.S. has supported a continued recovery in certain investments in our corporate private equity portfolio, such as in location-based businesses, that were materially impacted by the
COVID-19
pandemic. Favorable market fundamentals have also contributed to strong appreciation of investments in our corporate private equity funds across a number of sectors and geographies, particularly technology, media and telecom and in our India public holdings. Strong performance in investors’ alternative investment portfolios has in some cases resulted in alternative investments representing a significant portion of the value of such investors’ portfolios, which may limit such investors’ ability to allocate additional capital to certain funds in our Private Equity segment and negatively impact fundraising efforts if such investors do not increase their overall allocations to alternatives. Inflation in the U.S. is continuing to show signs of acceleration and is likely to continue in the near- to medium-term. Higher inflation would potentially negatively impact Segment Distributable Earnings in our Private Equity segment, particularly if not occurring against a backdrop of continued corresponding economic growth that can accommodate rising prices. In the U.S., heightened competition for workers, supply chain issues and rising energy prices have contributed to increasing wages and other inputs, which increasingly pressure profit margins. The valuations of certain investments in our Private Equity segment would potentially be negatively impacted if such companies cannot successfully identify and execute on means to mitigate margin pressures. In addition, if interest rates rise, the cost of debt financing for us and our portfolio companies will likely increase.
In energy, weakened long-term market fundamentals continue to pose challenges, particularly in upstream energy, but the overall macroeconomic backdrop remains positive. An increased focus on energy sustainability due to concerns about climate change and the impact of carbon emissions, including potential alternatives to fossil fuels, has also exacerbated the impact of such weakened market fundamentals. The persistence of these weakened market fundamentals would further negatively impact the performance of certain investments in our energy and corporate private equity funds.
In addition, the Presidential administration and the U.S. Congress may introduce new or enforce existing policies and regulations that may create uncertainty for our business and investment strategies and could have an adverse impact on us and our portfolio companies. For example, a top legislative priority of the Presidential administration is significant changes to U.S. tax regulations. The administration has recently proposed a framework that includes, among other changes, a corporate minimum tax and significant modifications to international tax rules. If enacted, such changes could materially increase the amount of taxes we and/or certain of our portfolio companies could be required to pay. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — The global outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economies and has adversely impacted, and may continue to adversely impact, our performance and results of operations,” “— Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “— A period of economic slowdown, which may be across one or more industries, sectors or geographies, has contributed and could in the future contribute to adverse operating performance for certain of our funds’ investments, which would adversely affect our operating results and cash flows” in our Annual Report on Form
10-K
for the year ended December 31, 2020.
Fee Related Earnings
Fee Related Earnings were $224.3 million for the three months ended September 30, 2021, an increase of $41.2 million, or 22%, compared to $183.2 million for the three months ended September 30, 2020. The increase in Fee Related Earnings was attributable to an increase of $72.2 million in Management and Advisory Fees, Net, partially offset by increases of $19.9 million in Fee Related Compensation and $11.1 million in Other Operating Expenses.
Management and Advisory Fees, Net were $420.3 million for the three months ended September 30, 2021, an increase of $72.2 million, compared to $348.2 million for the three months ended September 30, 2020, primarily driven by increases in Transaction, Advisory and Other Fees, Net and Base Management Fees. Transaction, Advisory and Other Fees, Net increased $38.7 million primarily due to deal activity in BXCM. Base Management Fees increased $17.2 million primarily due to the end of BXG’s fee holiday in the first quarter of 2021, the commencement of Strategic Partners GP Solutions’ investment period in the second quarter of 2021 and
Fee-Earning
Assets Under Management growth in BIP and Strategic Partners.
Fee Related Compensation was $139.2 million for the three months ended September 30, 2021, an increase of $19.9 million, compared to $119.3 million for the three months ended September 30, 2020. The increase was primarily due to an increase in Management and Advisory Fees, Net on which a portion of Fee Related Compensation is based.
Other Operating Expenses were $56.8 million for the three months ended September 30, 2021, an increase of $11.1 million, compared to $45.7 million for the three months ended September 30, 2020. The increase was primarily due to occupancy and technology related expenses and professional fees.

Net Realizations
Net Realizations were $648.5 million for the three months ended September 30, 2021, an increase of $455.7 million, or 236%, compared to $192.8 million for the three months ended September 30, 2020. The increase in Net Realizations was attributable to increases of $693.1 million in Realized Performance Revenues and $67.3 million in Realized Principal Investment Income, partially offset by an increase of $304.7 million in Realized Performance Compensation.
Realized Performance Revenues were $988.3 million for the three months ended September 30, 2021, an increase of $693.1 million, compared to $295.2 million for the three months ended September 30, 2020. The increase was primarily due to higher Realized Performance Revenues in corporate private equity and Tactical Opportunities.
Realized Principal Investment Income was $77.6 million for the three months ended September 30, 2021, an increase of $67.3 million, compared to $10.2 million for the three months ended September 30, 2020. The increase was primarily due the segment’s allocation of the gain recognized from the partial sale of Blackstone’s remaining Pátria shares.
Realized Performance Compensation was $417.4 million for the three months ended September 30, 2021, an increase of $304.7 million, compared to $112.7 million for the three months ended September 30, 2020. The increase was primarily due to the increase in Realized Performance Revenues.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Segment Distributable Earnings were $1.8 billion for the nine months ended September 30, 2021, an increase of $1.0 billion, or 140%, compared to $747.3 million for the nine months ended September 30, 2020. The increase in Segment Distributable Earnings was attributable to increases of $204.7 million in Fee Related Earnings and $842.5 million in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $634.6 million for the nine months ended September 30, 2021, an increase of $204.7 million, or 48%, compared to $429.9 million for the nine months ended September 30, 2020. The increase in Fee Related Earnings was attributable to an increase of $336.2 million in Management and Advisory Fees, Net, partially offset by increases of $94.1 million in Fee Related Compensation and $37.4 million in Other Operating Expenses.
Management and Advisory Fees, Net were $1.2 billion for the nine months ended September 30, 2021, an increase of $336.2 million, compared to $883.9 million for the nine months ended September 30, 2020, primarily driven by an increase in Base Management Fees. Base Management Fees increased $237.4 million primarily due to BCP VIII, BEP III, BXLS V and BXG. BCP VIII commenced its investment period in the first quarter of 2020 and ended its fee holiday in the second quarter of 2020. BEP III and BXLS V commenced their investment periods in the first quarter of 2020 and ended their fee holidays in the third quarter of 2020. BXG commenced its investment period in the third quarter of 2020 and ended its fee holiday in the first quarter of 2021.
The annualized Base Management Fee Rate increased from 0.96% at September 30, 2020 to 1.11% at September 30, 2021. The increase was primarily due to the investment period commencement and subsequent fee holiday expirations of BCP VIII, BEP III, BXLS V and BXG as described in the paragraph above.
Fee Related Compensation was $416.6 million for the nine months ended September 30, 2021, an increase of $94.1 million, compared to $322.5 million for the nine months ended September 30, 2020. The increase was primarily due to an increase in Management and Advisory Fees, Net on which a portion of Fee Related Compensation is based.

Other Operating Expenses were $168.9 million for the nine months ended September 30, 2021, an increase of $37.4 million, compared to $131.5 million for the nine months ended September 30, 2020. The increase was primarily due to occupancy and technology related expenses and professional fees.
Net Realizations
Net Realizations were $1.2 billion for the nine months ended September 30, 2021, an increase of $842.5 million, or 265%, compared to $317.5 million for the nine months ended September 30, 2020. The increase in Net Realizations was attributable to increases of $1.2 billion in Realized Performance Revenues and $182.8 million in Realized Principal Investment Income, partially offset by an increase of $495.6 million in Realized Performance Compensation.
Realized Performance Revenues were $1.6 billion for the nine months ended September 30, 2021, an increase of $1.2 billion, compared to $471.8 million for the nine months ended September 30, 2020. The increase was primarily due to higher Realized Performance Revenues in corporate private equity and Tactical Opportunities.
Realized Principal Investment Income was $220.8 million for the nine months ended September 30, 2021, an increase of $182.8 million, compared to $38.0 million for the nine months ended September 30, 2020. The increase was primarily due to the segment’s allocation of the gain recognized in connection with the Pátria sale transactions in the first quarter of 2021, and the partial sale of Blackstone’s remaining Pátria shares in the third quarter of 2021. For additional information on the Pátria sale transactions, see Note 4. “Investments — Equity Method Investments” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements.”
Realized Performance Compensation was $688.0 million for the nine months ended September 30, 2021, an increase of $495.6 million, compared to $192.4 million for the nine months ended September 30, 2020. The increase was primarily due to the increase in Realized Performance Revenues.
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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended				Nine Months Ended				September 30, 2021
	September 30,				September 30,				Inception to Date
	2021		2020		2021		2020		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP V	27%	11%	26%	10%	228%	96%	7%	2%	10%	8%	10%	8%
BCP VI	-2%	-1%	22%	19%	14%	12%	9%	7%	22%	18%	17%	13%
BCP VII	7%	6%	7%	6%	38%	31%	-	-1%	41%	31%	29%	21%
BEP I	7%	5%	2%	1%	67%	52%	-22%	-19%	18%	14%	15%	11%
BEP II	7%	7%	5%	4%	50%	48%	-33%	-34%	-2%	-7%	7%	3%
BEP III	14%	11%	-51%	-45%	79%	53%	n/m	n/m	146%	96%	140%	82%
BCP Asia I	53%	47%	25%	19%	186%	156%	30%	22%	146%	94%	112%	84%
BCEP I (b)	7%	7%	19%	17%	38%	35%	17%	15%	42%	38%	29%	25%
Tactical Opportunities	1%	1%	13%	12%	29%	22%	3%	1%	22%	19%	17%	13%
Tactical Opportunities Co-Investment and Other	6%	6%	7%	6%	28%	24%	6%	2%	20%	19%	20%	17%
BXG	-5%	-5%	n/m	n/m	71%	65%	n/m	n/m	n/m	n/m	157%	90%
Strategic Partners I-V (c)	10%	9%	-11%	-12%	29%	26%	-8%	-9%	n/a	n/a	16%	13%
Strategic Partners VI (c)	18%	17%	-13%	-13%	49%	45%	-14%	-14%	n/a	n/a	20%	16%
Strategic Partners VII (c)	24%	21%	-16%	-15%	65%	58%	-13%	-13%	n/a	n/a	28%	23%
Strategic Partners Real Assets II (c)	10%	9%	-2%	-2%	18%	15%	5%	4%	n/a	n/a	19%	14%
Strategic Partners VIII (c)	31%	27%	-17%	-17%	96%	80%	-7%	-10%	n/a	n/a	73%	57%
Strategic Partners RE, SMA and Other (c)	13%	13%	-9%	-11%	28%	28%	-2%	-5%	n/a	n/a	19%	17%
BIP	-	-	1%	-2%	35%	28%	-8%	-11%	n/a	n/a	23%	16%
Clarus IV	6%	4%	-	-1%	24%	18%	2%	-	-11%	-18%	27%	17%
BXLS V	12%	8%	n/m	n/m	30%	9%	n/m	n/m	n/a	n/a	50%	21%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.
(b)	BCEP is a core private equity strategy which invests with a more modest risk profile and longer hold period than traditional private equity.
(c)
Realizations are treated as return of capital until fully recovered and therefore inception to date realized returns are not applicable. Returns are calculated from results that are reported on a three month lag from Strategic Partners’ fund financial statements and therefore do not include the impact of economic and market activities in the current quarter. Effective September 30, 2021, Strategic Partners’ fund financial reporting process was updated to report underlying fund investment performance generally on a same-quarter basis, if available. Previously, such fund financial reporting in Strategic Partners’ fund financial statements was generally on a three month lag. As a result of this update, Strategic Partners’ appreciation for the three months and nine months ended September 30, 2021, includes the economic and market activity of two quarters and four quarters, respectively. See Part I. Item 1. Financial Statements — Note 2. “Summary of Significant Accounting Policies — Equity Method Investments” for additional information.

Funds With Closed Investment Periods
The corporate private equity funds within the Private Equity segment have nine funds with closed investment periods: BCP IV, BCP V, BCP VI, BCP VII, BCOM, BEP I, BEP II, BCEP I and BCP Asia. As of September 30, 2021, BCP IV was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes based on the timings of fund closings, the BCP V “main fund” and
BCP V-AC
fund. Within these fund classes, the general partner is subject to equalization such that (a) the general partner accrues carried interest when the respective carried interest for either fund class is positive and (b) the general partner realizes carried interest so long as clawback obligations, if any, for either of the respective fund classes are fully satisfied. BCP V, BCP VI, BCP VII, BCOM, BEP I, BCEP I and BCP Asia were above their respective carried interest thresholds. We are entitled to retain previously realized carried interest up to 20% of BCOM’s net gains. As a result, Performance Revenues are recognized from BCOM on current period gains and losses. BEP II was below its carried interest threshold.
Hedge Fund Solutions
The following table presents the results of operations for our Hedge Fund Solutions segment:

	Three Months Ended				Nine Months Ended
	September 30,		2021 vs. 2020		September 30,		2021 vs. 2020
	2021	2020	$	%	2021	2020	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$154,884	$146,082	$8,802	6%	$460,661	$431,193	$29,468	7%
Transaction and Other Fees, Net	2,535	1,255	1,280	102%	8,439	2,872	5,567	194%
Management Fee Offsets	(255)	(22)	(233)	n/m	(516)	(60)	(456)	760%

Total Management Fees, Net	157,164	147,315	9,849	7%	468,584	434,005	34,579	8%
Fee Related Compensation	(35,092)	(41,405)	6,313	-15%	(112,580)	(127,949)	15,369	-12%
Other Operating Expenses	(25,476)	(19,652)	(5,824)	30%	(66,521)	(56,126)	(10,395)	19%

Fee Related Earnings	96,596	86,258	10,338	12%	289,483	249,930	39,553	16%

Realized Performance Revenues	7,271	5,618	1,653	29%	55,900	8,867	47,033	530%
Realized Performance Compensation	(1,443)	(1,257)	(186)	15%	(13,977)	(2,202)	(11,775)	535%
Realized Principal Investment Income (Loss)	14,943	(150)	15,093	n/m	52,618	(1,090)	53,708	n/m

Net Realizations	20,771	4,211	16,560	393%	94,541	5,575	88,966	n/m

Segment Distributable Earnings	$117,367	$90,469	$26,898	30%	$384,024	$255,505	$128,519	50%

n/m    Not meaningful.
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Segment Distributable Earnings were $117.4 million for the three months ended September 30, 2021, an increase of $26.9 million, or 30%, compared to $90.5 million for the three months ended September 30, 2020. The increase in Segment Distributable Earnings was attributable to increases of $10.3 million in Fee Related Earnings and $16.6 million in Net Realizations.

Segment Distributable Earnings in our Hedge Fund Solutions segment in the third quarter of 2021 were higher compared to the third quarter of 2020. This increase was primarily driven by an increase in Net Realizations, as well as an increase in Fee Related Earnings. Robust economic activity in the U.S. has supported a continued recovery across asset classes and sectors and the Hedge Fund Solutions segment has benefited from favorable liquidity conditions in recent quarters. Nevertheless, another significant market downturn could pose material risks to our Hedge Fund Solutions segment, including by potentially causing investors to seek liquidity in the form of redemptions from our funds and adversely impacting management fees.
In an equity market environment that generally has been characterized by relatively low volatility, investors may continue to reallocate capital away from traditional hedge fund strategies. Our Hedge Fund Solutions segment operates multiple business lines, manages strategies that are both long and short asset classes and generates a majority of its revenue through management fees. In that regard, the segment’s revenues depend in part on our ability to successfully grow such existing diverse business lines and strategies and to identify and scale new ones to meet evolving investor appetites. In recent years we have shifted the mix of our product offerings to include more products whose performance-based fees represent a more significant proportion of the fees earned from such products than has historically been the case.
In addition, the Presidential administration and the U.S. Congress may introduce new or enforce existing policies and regulations that may create uncertainty for our business and investment strategies and may adversely affect the profitability of certain of our investments. For example, a top legislative priority of the Presidential administration is significant changes to U.S. tax regulations. The administration has recently proposed a framework that includes, among other changes, a corporate minimum tax and significant modifications to international tax rules. If enacted, such changes could materially increase the amount of taxes we and/or certain of our portfolio companies could be required to pay. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — The global outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economies and has adversely impacted, and may continue to adversely impact, our performance and results of operations,” “— Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “— A period of economic slowdown, which may be across one or more industries, sectors or geographies, has contributed and could in the future contribute to adverse operating performance for certain of our funds’ investments, which would adversely affect our operating results and cash flows” in our Annual Report on Form
10-K
for the year ended December 31, 2020.
Fee Related Earnings
Fee Related Earnings were $96.6 million for the three months ended September 30, 2021, an increase of $10.3 million, or 12%, compared to $86.3 million for the three months ended September 30, 2020. The increase in Fee Related Earnings was attributable to an increase of $9.8 million in Management Fees, Net and a decrease of $6.3 million in Fee Related Compensation, partially offset by an increase of $5.8 million in Other Operating Expenses.
Management Fees, Net were $157.2 million for the three months ended September 30, 2021, an increase of $9.8 million, compared to $147.3 million for the three months ended September 30, 2020, primarily due to an increase in Base Management Fees. Base Management Fees increased $8.8 million primarily driven by
Fee-Earning
Assets Under Management growth in our individual investor and specialized solutions platform.
Fee Related Compensation was $35.1 million for the three months ended September 30, 2021, a decrease of $6.3 million, compared to $41.4 million for the three months ended September 30, 2020. The decrease was primarily due to changes in compensation accruals.
Other Operating Expenses were $25.5 million for the three months ended September 30, 2021, an increase of $5.8 million, compared to $19.7 million for the three months ended September 30, 2020. The increase was primarily due to technology related expenses.

Net Realizations
Net Realizations were $20.8 million for the three months ended September 30, 2021, an increase of $16.6 million, or 393%, compared to $4.2 million for the three months ended September 30, 2020. The increase in Net Realizations was primarily attributable to an increase of $15.1 million in Realized Principal Investment Income (Loss).
Realized Principal Investment Income (Loss) was $14.9 million for the three months ended September 30, 2021, an increase of $15.1 million, compared to $(0.2) million for the three months ended September 30, 2020. The increase was primarily due to the segment’s allocation of the gain recognized from the partial sale of Blackstone’s remaining Pátria shares.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Segment Distributable Earnings were $384.0 million for the nine months ended September 30, 2021, an increase of $128.5 million, or 50%, compared to $255.5 million for the nine months ended September 30, 2020. The increase in Segment Distributable Earnings was attributable to increases of $39.6 million in Fee Related Earnings and $89.0 million in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $289.5 million for the nine months ended September 30, 2021, an increase of $39.6 million, or 16%, compared to $249.9 million for the nine months ended September 30, 2020. The increase in Fee Related Earnings was attributable to an increase of $34.6 million in Management Fees, Net and a decrease of $15.4 million in Fee Related Compensation, partially offset by an increase of $10.4 million in Other Operating Expenses.
Management Fees, Net were $468.6 million for the nine months ended September 30, 2021, an increase of $34.6 million, compared to $434.0 million for the nine months ended September 30, 2020, primarily due to an increase in Base Management Fees. Base Management Fees increased $29.5 million primarily driven by
Fee-Earning
Assets Under Management growth in our individual investor and specialized solutions platform.
Fee Related Compensation was $112.6 million for the nine months ended September 30, 2021, a decrease of $15.4 million, compared to $127.9 million for the nine months ended September 30, 2020. The decrease was primarily due to changes in compensation accruals.
Other Operating Expenses were $66.5 million for the nine months ended September 30, 2021, an increase of $10.4 million, compared to $56.1 million for the nine months ended September 30, 2020. The increase was primarily due to professional fees and technology related expenses.
Net Realizations
Net Realizations were $94.5 million for the nine months ended September 30, 2021, an increase of $89.0 million, compared to $5.6 million for the nine months ended September 30, 2020. The increase in Net Realizations was attributable to increases of $53.7 million in Realized Principal Investment Income (Loss) and $47.0 million in Realized Performance Revenues, partially offset by an increase of $11.8 million in Realized Performance Compensation.
Realized Principal Investment Income (Loss) was $52.6 million for the nine months ended September 30, 2021, an increase of $53.7 million, compared to $(1.1) million for the nine months ended September 30, 2020. The increase was primarily due to the segment’s allocation of the gain recognized in connection with the Pátria sale transactions in the first quarter of 2021, and the partial sale of Blackstone’s remaining Pátria shares in the third quarter of 2021. For additional information on the Pátria sale transactions, see Note 4. “Investments — Equity Method Investments” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements.”

Realized Performance Revenues were $55.9 million for the nine months ended September 30, 2021, an increase of $47.0 million, compared to $8.9 million for the nine months ended September 30, 2020. The increase was primarily driven by realizations and higher returns for the nine months ended September 30, 2021, principally within customized solutions and commingled products.
Realized Performance Compensation was $14.0 million for the nine months ended September 30, 2021, an increase of $11.8 million, compared to $2.2 million for the nine months ended September 30, 2020. The increase was primarily due to the increase in Realized Performance Revenues.
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
The following table presents the return information of the BAAM Principal Solutions Composite:

	Three				Nine				Average Annual Returns (a)
	Months Ended				Months Ended				Periods Ended
	September 30,				September 30,				September 30, 2021
	2021		2020		2021		2020		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Principal Solutions Composite (b)	1%	1%	3%	3%	7%	7%	-	-1%	13%	12%	6%	5%	7%	6%	7%	6%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
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

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance		Estimated % Above
	Eligible Assets Under		High Water Mark/
	Management		Benchmark (a)
	As of September 30,		As of September 30,
	2021	2020	2021	2020
	(Dollars in Thousands)
Hedge Fund Solutions Managed Funds (b)	$45,560,404	$45,664,704	91%	38%

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

(b)
For the Hedge Fund Solutions managed funds, at September 30, 2021, the incremental appreciation needed for the 9% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $342.4 million, a decrease of $(1.0) billion, compared to $1.4 billion at September 30, 2020. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks as of September 30, 2021, 49% were within 5% of reaching their respective High Water Mark.

Credit & Insurance
The following table presents the results of operations for our Credit & Insurance segment:

	Three Months Ended				Nine Months Ended
	September 30,		2021 vs. 2020		September 30,		2021 vs. 2020
	2021	2020	$	%	2021	2020	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$197,591	$152,037	$45,554	30%	$526,039	$442,930	$83,109	19%
Transaction and Other Fees, Net	8,132	3,338	4,794	144%	19,915	14,681	5,234	36%
Management Fee Offsets	(1,884)	(2,233)	349	-16%	(5,146)	(8,019)	2,873	-36%

Total Management Fees, Net	203,839	153,142	50,697	33%	540,808	449,592	91,216	20%
Fee Related Performance Revenues	37,688	9,623	28,065	292%	66,577	26,066	40,511	155%
Fee Related Compensation	(107,865)	(61,585)	(46,280)	75%	(263,059)	(188,080)	(74,979)	40%
Other Operating Expenses	(51,276)	(43,293)	(7,983)	18%	(142,615)	(118,458)	(24,157)	20%

Fee Related Earnings	82,386	57,887	24,499	42%	201,711	169,120	32,591	19%

Realized Performance Revenues	6,148	225	5,923	n/m	73,234	11,868	61,366	517%
Realized Performance Compensation	(1,145)	(417)	(728)	175%	(29,532)	(2,963)	(26,569)	897%
Realized Principal Investment Income	15,820	840	14,980	n/m	67,285	4,372	62,913	n/m

Net Realizations	20,823	648	20,175	n/m	110,987	13,277	97,710	736%

Segment Distributable Earnings	$103,209	$58,535	$44,674	76%	$312,698	$182,397	$130,301	71%

n/m     Not meaningful.
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Segment Distributable Earnings were $103.2 million for the three months ended September 30, 2021, an increase of $44.7 million, or 76%, compared to $58.5 million for the three months ended September 30, 2020. The increase in Segment Distributable Earnings was attributable to increases of $24.5 million in Fee Related Earnings and $20.2 million in Net Realizations.
Segment Distributable Earnings in our Credit & Insurance segment in the third quarter of 2021 were higher compared to the third quarter of 2020, driven by an increase in Fee Related Earnings, as well as an increase in Net Realizations. Favorable market conditions across many asset classes and tightening spreads, as well as solid underlying company performance, have positively impacted returns in our Credit & Insurance segment. We have also experienced strong fundraising momentum in our perpetual capital strategies, which represent an increasing percentage of our Total Assets Under Management. Robust economic activity in the U.S. has supported a continued recovery across asset classes and sectors. The Credit & Insurance segment has also benefited from favorable liquidity conditions in recent quarters. Nevertheless, another significant market downturn could create additional pressure for borrowers with respect to their ability to meet their debt payment obligations or increase their focus on deleveraging. Our funds have, however, continued to actively manage their portfolios in order to limit downside and protect capital. Inflation in the U.S. is continuing to show signs of acceleration and is likely to continue in the near- to medium-term. In the U.S., heightened competition for workers, supply chain issues and rising energy prices have contributed to increasing wages and other inputs, which increasingly pressure profit margins. The valuations of certain investments in our Credit & Insurance segment would potentially be negatively impacted if such companies are unable to mitigate margin pressures and experience an increase in leverage, especially if concurrent with an increase in their debt service costs. If interest rates rise, and such rise occurs concurrently with a period of economic weakness or a slowdown in growth, capital deployment in our Credit &

Insurance segment may be negatively impacted. In addition, interest rate increases could adversely affect Segment Distributable Earnings in the segment, although we believe our current portfolio is relatively insulated because much of our debt portfolio is floating rate and/or short duration.
In energy, weakened long-term market fundamentals continue to pose challenges, particularly in upstream energy, but the overall macroeconomic backdrop remains positive. An increased focus on energy sustainability due to concerns about climate change and the impact of carbon emissions, including potential alternatives to fossil fuels, has also exacerbated the impact of such weakened market fundamentals. The persistence of these weakened market fundamentals in the energy sector or in the credit markets more broadly would further negatively impact the performance of certain investments in our credit funds.
In addition, the Presidential administration and the U.S. Congress may introduce new or enforce existing policies and regulations that may create uncertainty for our business and investment strategies and may adversely affect the profitability of certain of our investments. For example, a top legislative priority of the Presidential administration is significant changes to U.S. tax regulations. The administration has recently proposed a framework that includes, among other changes, a corporate minimum tax and significant modifications to international tax rules. If enacted, such changes could materially increase the amount of taxes we and/or certain of our portfolio companies could be required to pay. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — The global outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economies and has adversely impacted, and may continue to adversely impact, our performance and results of operations,” “— Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “— A period of economic slowdown, which may be across one or more industries, sectors or geographies, has contributed and could in the future contribute to adverse operating performance for certain of our funds’ investments, which would adversely affect our operating results and cash flows” in our Annual Report on Form
10-K
for the year ended December 31, 2020.
Fee Related Earnings
Fee Related Earnings were $82.4 million for the three months ended September 30, 2021, an increase of $24.5 million, or 42%, compared to $57.9 million for the three months ended September 30, 2020. The increase in Fee Related Earnings was primarily attributable to increases of $50.7 million in Management Fees, Net and $28.1 million in Fee Related Performance Revenues, partially offset by an increase of $46.3 million in Fee Related Compensation.
Management Fees, Net were $203.8 million for the three months ended September 30, 2021, an increase of $50.7 million, compared to $153.1 million for the three months ended September 30, 2020, primarily driven by an increase in Base Management Fees. Base Management Fees increased $45.6 million primarily due to increased capital deployed in our most recently launched credit vehicles, BXSL, and inflows in BCRED and our liquid credit business.
Fee Related Performance Revenues were $37.7 million for the three months ended September 30, 2021, an increase of $28.1 million, compared to $9.6 million for the three months ended September 30, 2020. The increase was primarily due to performance and growth in assets in BXSL and the launch of BCRED in the first quarter of 2021.
Fee Related Compensation was $107.9 million for the three months ended September 30, 2021, an increase of $46.3 million, compared to $61.6 million for the three months ended September 30, 2020. The increase was primarily due to increases in Management Fees, Net and Fee Related Performance Revenues, on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $20.8 million for the three months ended September 30, 2021, an increase of $20.2 million, compared to $0.6 million for the three months ended September 30, 2020. The increase in Net Realizations was primarily attributable to increases of $15.0 million in Realized Principal Investment Income and $5.9 million in Realized Performance Revenues.

Realized Principal Investment Income was $15.8 million for the three months ended September 30, 2021, an increase of $15.0 million, compared to $0.8 million for the three months ended September 30, 2020. The increase was primarily due to the segment’s allocation of the gain recognized from the partial sale of Blackstone’s remaining Pátria shares.
Realized Performance Revenues were $6.1 million for the three months ended September 30, 2021, an increase of $5.9 million, compared to $0.2 million for the three months ended September 30, 2020. The increase was primarily attributable to an increase in realized carry compared to the three months ended September 30, 2020.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Segment Distributable Earnings were $312.7 million for the nine months ended September 30, 2021, an increase of $130.3 million, or 71%, compared to $182.4 million for the nine months ended September 30, 2020. The increase in Segment Distributable Earnings was attributable to increases of $32.6 million in Fee Related Earnings and $97.7 million in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $201.7 million for the nine months ended September 30, 2021, an increase of $32.6 million, or 19%, compared to $169.1 million for the nine months ended September 30, 2020. The increase in Fee Related Earnings was attributable to increases of $91.2 million in Management Fees, Net and $40.5 million in Fee Related Performance Revenues, partially offset by increases of $75.0 million in Fee Related Compensation and $24.2 million in Other Operating Expenses.
Management Fees, Net were $540.8 million for the nine months ended September 30, 2021, an increase of $91.2 million, compared to $449.6 million for the nine months ended September 30, 2020, primarily driven by an increase in Base Management Fees. Base Management Fees increased $83.1 million primarily due to increased capital deployed in our most recently launched credit vehicles, BXSL, and inflows in BCRED and our liquid credit business.
Fee Related Performance Revenues were $66.6 million for the nine months ended September 30, 2021, an increase of $40.5 million, compared to $26.1 million for the nine months ended September 30, 2020. The increase was primarily due to performance and growth in assets in BXSL and the launch of BCRED in the first quarter of 2021.
Fee Related Compensation was $263.1 million for the nine months ended September 30, 2021, an increase of $75.0 million, compared to $188.1 million for the nine months ended September 30, 2020. The increase was primarily due to increases in Management Fees, Net and Fee Related Performance Revenues, on which a portion of Fee Related Compensation is based.
Other Operating Expenses were $142.6 million for the nine months ended September 30, 2021, an increase of $24.2 million, compared to $118.5 million for the three months ended September 30, 2020. The increase was primarily due to occupancy and technology related expenses and professional fees.
Net Realizations
Net Realizations were $111.0 million for the nine months ended September 30, 2021, an increase of $97.7 million, or 736%, compared to $13.3 million for the nine months ended September 30, 2020. The increase in Net Realizations was attributable to increases of $62.9 million in Realized Principal Investment Income and $61.4 million in Realized Performance Revenues, partially offset by an increase of $26.6 million in Realized Performance Compensation.

Realized Principal Investment Income was $67.3 million for the nine months ended September 30, 2021, an increase of $62.9 million, compared to $4.4 million for the nine months ended September 30, 2020. The increase was primarily due to the segment’s allocation of the gain recognized in connection with the Pátria sale transactions in the first quarter of 2021, and the partial sale of Blackstone’s remaining Pátria shares in the third quarter of 2021. For additional information on the Pátria sale transactions, see Note 4. “Investments — Equity Method Investments” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements.”
Realized Performance Revenues were $73.2 million for the nine months ended September 30, 2021, an increase of $61.4 million, compared to $11.9 million for the nine months ended September 30, 2020. The increase was primarily attributable to realized performance fees generated by our mezzanine opportunistic funds and an increase in realized carry compared to the nine months ended September 30, 2021.
Realized Performance Compensation was $29.5 million for the nine months ended September 30, 2021, an increase of $26.6 million, compared to $3.0 million for the nine months ended September 30, 2020. The increase was primarily due to the increase in Realized Performance Revenues.
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
The following table presents the return information for the Private Credit and Liquid Credit composites:

	Three Months Ended September 30,				Nine Months Ended September 30,				September 30, 2021
	2021		2020		2021		2020		Inception to Date
Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Private Credit (b)	5%	3%	8%	6%	17%	13%	-6%	-7%	12%	7%
Liquid Credit (b)	1%	1%	4%	3%	4%	4%	-	-	5%	5%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Allocations, net of tax advances.
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

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance Eligible Assets Under Management		Estimated % Above High Water Mark/ Hurdle (a)
	As of September 30,		As of September 30,
	2021	2020	2021	2020

	(Dollars in Thousands)
Credit & Insurance (b)	$49,934,469	$26,800,781	87%	59%

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

(b)
For the Credit & Insurance managed funds, at September 30, 2021, the incremental appreciation needed for the 13% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles to reach their respective High Water Marks/Hurdles was $2.4 billion, a decrease of $(1.7) billion, compared to $4.1 billion at September 30, 2020. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles as of September 30, 2021, 41% were within 5% of reaching their respective High Water Mark.

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

The following table is a reconciliation of Net Income Attributable to Blackstone Inc. to Distributable Earnings, Total Segment Distributable Earnings, Fee Related Earnings and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Dollars in Thousands)
Net Income Attributable to Blackstone Inc.	$1,401,895	$794,719	$4,458,919	$296,493
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	1,315,641	638,803	3,667,618	253,814
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	486,907	259,761	1,305,273	(90,938)
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	1,550	6,868	2,816	(12,027)

Net Income	3,205,993	1,700,151	9,434,626	447,342
Provision for Taxes	458,904	100,960	746,707	89,672

Net Income Before Provision for Taxes	3,664,897	1,801,111	10,181,333	537,014
Transaction-Related Charges (a)	59,193	47,283	122,614	170,437
Amortization of Intangibles (b)	17,044	16,483	51,212	49,449
Impact of Consolidation (c)	(488,457)	(266,629)	(1,308,089)	102,965
Unrealized Performance Revenues (d)	(2,724,366)	(1,403,480)	(7,886,033)	982,043
Unrealized Performance Allocations Compensation (e)	1,193,853	509,474	3,394,041	(433,091)
Unrealized Principal Investment (Income) Loss (f)	2,343	(177,125)	(526,249)	216,169
Other Revenues (g)	(64,109)	192,623	(152,252)	110,078
Equity-Based Compensation (h)	129,254	89,862	394,948	266,675
Administrative Fee Adjustment (i)	2,488	2,719	7,747	2,719
Taxes and Related Payables (j)	(156,867)	(40,225)	(381,762)	(127,268)

Distributable Earnings	1,635,273	772,096	3,897,510	1,877,190
Taxes and Related Payables (j)	156,867	40,225	381,762	127,268
Net Interest and Dividend Loss (k)	16,238	12,731	40,367	29,306

Total Segment Distributable Earnings	1,808,378	825,052	4,319,639	2,033,764
Realized Performance Revenues (l)	(1,497,477)	(319,954)	(2,691,738)	(589,364)
Realized Performance Compensation (m)	619,074	121,730	1,108,269	230,819
Realized Principal Investment Income (n)	(151,010)	(15,884)	(512,298)	(55,112)

Fee Related Earnings	$778,965	$610,944	$2,223,872	$1,620,107

Adjusted EBITDA Reconciliation
Distributable Earnings	$1,635,273	$772,096	$3,897,510	$1,877,190
Interest Expense (o)	51,773	39,228	140,245	119,692
Taxes and Related Payables (j)	156,867	40,225	381,762	127,268
Depreciation and Amortization (p)	12,771	9,568	37,645	25,190

Adjusted EBITDA	$1,856,684	$861,117	$4,457,162	$2,149,340

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Dollars in Thousands)
GAAP Unrealized Performance Allocations	$2,724,366	$1,403,480	$7,886,033	$(981,678)
Segment Adjustment	—	—	—	(365)

Unrealized Performance Revenues	$2,724,366	$1,403,480	$7,886,033	$(982,043)

(e)	This adjustment removes Unrealized Performance Allocations Compensation.
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
non-controlling
interests.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Dollars in Thousands)
GAAP Unrealized Principal Investment Income (Loss)	$183,754	$295,308	$1,151,904	$(332,295)
Segment Adjustment	(186,097)	(118,183)	(625,655)	116,126

Unrealized Principal Investment Income (Loss)	$(2,343)	$177,125	$526,249	$(216,169)

(g)
This adjustment removes Other Revenues on a segment basis. The Segment Adjustment represents (1) the add back of Other Revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of certain Transaction-Related Charges.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Dollars in Thousands)
GAAP Other Revenue	$64,187	$(192,159)	$152,387	$(109,559)
Segment Adjustment	(78)	(464)	(135)	(519)

Other Revenues	$64,109	$(192,623)	$152,252	$(110,078)

(h)	This adjustment removes Equity-Based Compensation on a segment basis.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Dollars in Thousands)
Taxes	$140,548	$32,518	$337,966	$97,254
Related Payables	16,319	7,707	43,796	30,014

Taxes and Related Payables	$156,867	$40,225	$381,762	$127,268

(k)
This adjustment removes Interest and Dividend Revenue less Interest Expense on a segment basis. The Segment Adjustment represents (1) the add back of Interest and Dividend Revenue earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of interest expense associated with the Tax Receivable Agreement.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Dollars in Thousands)
GAAP Interest and Dividend Revenue	$35,048	$26,497	$97,477	$85,505
Segment Adjustment	487	—	2,401	4,881

Interest and Dividend Revenue	35,535	26,497	99,878	90,386

GAAP Interest Expense	52,413	39,540	141,718	120,460
Segment Adjustment	(640)	(312)	(1,473)	(768)

Interest Expense	51,773	39,228	140,245	119,692

Net Interest and Dividend Loss	$(16,238)	$(12,731)	$(40,367)	$(29,306)

(l)	This adjustment removes the total segment amount of Realized Performance Revenues.

(m)	This adjustment removes the total segment amount of Realized Performance Compensation.
(n)	This adjustment removes the total segment amount of Realized Principal Investment Income.
(o)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(p)	This adjustment adds back Depreciation and Amortization on a segment basis.
The following tables are a reconciliation of Total GAAP Investments to Net Accrued Performance Revenues. Total GAAP Investments and Net Accrued Performance Revenues consist of the following:

	September 30,
	2021	2020

	(Dollars in Thousands)
Investments of Consolidated Blackstone Funds	$2,104,705	$1,500,398
Equity Method Investments
Partnership Investments	5,303,334	4,144,249
Accrued Performance Allocations	15,063,648	6,112,904
Corporate Treasury Investments	1,520,426	2,390,982
Other Investments	1,112,082	274,923

Total GAAP Investments	$25,104,195	$14,423,456

Accrued Performance Allocations - GAAP	$15,063,648	$6,112,904
Impact of Consolidation (a)	1	1
Due from Affiliates - GAAP (b)	59,669	21,499
Less: Net Realized Performance Revenues (c)	(416,336)	(75,328)
Less: Accrued Performance Compensation - GAAP (d)	(6,395,903)	(2,509,357)

Net Accrued Performance Revenues	$8,311,079	$3,549,719

(a)	This adjustment adds back investments in consolidated Blackstone Funds which have been eliminated in consolidation.
(b)	Represents GAAP accrued performance revenue recorded within Due from Affiliates.
(c)	Represents Performance Revenues realized but not yet distributed as of the reporting date and are included in Distributable Earnings in the period they are realized.
(d)	Represents GAAP accrued performance compensation associated with Accrued Performance Allocations and is recorded within Accrued Compensation and Benefits and Due to Affiliates.
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
Total Assets were $39.0 billion as of September 30, 2021, an increase of $12.8 billion, or 49%, from December 31, 2020. The increase in Total Assets was principally due to an increase of $12.3 billion in total assets attributable to consolidated operating partnerships. The increase in total assets attributable to consolidated operating partnerships was primarily due to increases of $9.0 billion in Investments and $3.0 billion in Cash and Cash Equivalents. The increase in Investments was primarily due to appreciation in the value of Blackstone’s interests in its private equity and real estate investments. The increase in Cash and Cash Equivalents was primarily due to the issuance of $2.0 billion of notes on August 5, 2021. The other net variances of the assets attributable to the consolidated operating partnerships were relatively unchanged.
Total Liabilities were $18.2 billion as of September 30, 2021, an increase of $6.5 billion, or 55%, from December 31, 2020. The increase in Total Liabilities was principally due to an increase of $6.5 billion in total liabilities attributable to consolidated operating partnerships. The increase in total liabilities attributable to the consolidated operating partnerships was primarily due to increases of $4.0 billion in Accrued Compensation and Benefits and $1.9 billion in Loans Payable. The increase in Accrued Compensation and Benefits was primarily due to an increase in performance compensation. The increase in Loans Payable was primarily due to the issuance of $2.0 billion of notes on August 5, 2021. The other net variances of the liabilities attributable to the consolidated operating partnerships were relatively unchanged.
We have multiple sources of liquidity to meet our capital needs as described in “— Sources and Uses of Liquidity.” While our liquidity has not been materially impacted by the
COVID-19
pandemic to date, we continue to closely monitor developments in the impact of the
COVID-19
pandemic and actively evaluate our sources and uses of liquidity in light of such developments.
Sources and Uses of Liquidity
We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in our businesses, the proceeds from our issuances of senior notes, liquid investments we hold on our balance sheet and access to our $2.25 billion committed revolving credit facility. As of September 30, 2021, Blackstone had $5.0 billion in Cash and Cash Equivalents, $1.5 billion invested in Corporate Treasury Investments and $1.1 billion in Other Investments (which included $843.0 million of liquid investments), against $7.6 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.
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
Our own capital commitments to our funds, the funds we invest in and our investment strategies as of September 30, 2021 consisted of the following:

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner		Professionals (a)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment

	(Dollars in Thousands)
Real Estate
BREP V	$52,545	$2,185	$—	$—
BREP VI	750,000	36,809	150,000	12,270
BREP VII	300,000	33,652	100,000	11,217
BREP VIII	300,000	48,185	100,000	16,062
BREP IX	300,000	144,159	100,000	48,053
BREP Europe III	100,000	13,231	35,000	4,410
BREP Europe IV	130,000	24,074	43,333	8,025
BREP Europe V	150,000	32,041	43,333	9,256
BREP Europe VI	130,000	80,996	43,333	26,999
BREP Asia I	50,000	10,141	16,667	3,380
BREP Asia II	70,707	29,415	23,569	9,805
BREP Asia III	50,000	50,000	16,667	16,667
BREDS II	50,000	6,227	16,667	2,076
BREDS III	50,000	17,659	16,667	5,886
BREDS IV	50,000	32,415	—	—
BPP	177,659	30,546	—	—
Other (b)	25,599	10,273	—	—

Total Real Estate	2,736,510	602,008	705,236	174,106

continued...

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner		Professionals (a)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment

	(Dollars in Thousands)
Private Equity
BCP V	$629,356	$30,642	$—	$—
BCP VI	719,718	82,838	250,000	28,774
BCP VII	500,000	43,116	225,000	19,402
BCP VIII	500,000	351,676	225,000	158,254
BEP I	50,000	4,728	—	—
BEP II	80,000	14,477	26,667	4,826
BEP III	80,000	58,418	26,667	19,473
BCEP I	120,000	27,202	18,992	4,305
BCEP II	160,000	150,297	32,640	30,661
BCP Asia I	40,000	17,249	13,333	5,750
BCP Asia II	100,000	100,000	33,333	33,333
Tactical Opportunities	464,304	203,420	154,768	67,807
Strategic Partners	778,385	440,607	120,416	67,581
BIP	168,632	67,136	—	—
BXLS	120,000	83,673	30,000	24,725
BXG	80,650	55,377	26,667	18,243
Other (b)	278,669	25,873	—	—

Total Private Equity	4,869,714	1,756,729	1,183,483	483,134

Hedge Fund Solutions
Strategic Alliance I	50,000	2,033	—	—
Strategic Alliance II	50,000	1,482	—	—
Strategic Alliance III	22,000	3,673	—	—
Strategic Alliance IV	15,000	15,000	—	—
Strategic Holdings I	154,610	43,511	—	—
Strategic Holdings II	50,000	40,157	—	—
Horizon	100,000	44,358	—	—
Other (b)	19,378	10,613	—	—

Total Hedge Fund Solutions	460,988	160,827	—	—

continued...

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner		Professionals (a)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment

	(Dollars in Thousands)
Credit & Insurance
Mezzanine / Opportunistic II	$120,000	$29,458	$110,101	$27,028
Mezzanine / Opportunistic III	130,783	40,612	31,061	9,645
Mezzanine / Opportunistic IV	122,000	112,444	33,378	30,763
European Senior Debt I	63,000	16,521	56,882	14,917
European Senior Debt II	93,010	66,093	22,359	16,082
Stressed / Distressed I	50,000	4,869	27,666	2,694
Stressed / Distressed II	125,000	51,695	119,878	49,576
Stressed / Distressed III	151,000	113,042	31,977	23,938
Energy I	80,000	37,630	75,445	35,487
Energy II	150,000	117,682	25,565	20,057
Credit Alpha Fund	52,102	19,752	50,670	19,209
Credit Alpha Fund II	25,500	13,422	6,126	3,224
Other (b)	145,980	49,678	20,486	3,955

Total Credit & Insurance	1,308,375	672,898	611,594	256,575

Other
Treasury (c)	806,107	583,228	—	—

	$10,181,694	$3,775,690	$2,500,313	$913,815

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

As of September 30, 2021, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of Blackstone, had issued and outstanding the following senior notes (collectively the “Notes”):

Aggregate
Principal
Amount
(Dollars/Euros
Senior Notes (a)	in Thousands)
4.750%, Due 2/15/2023	$400,000
2.000%, Due 5/19/2025	€300,000
1.000%, Due 10/5/2026	€600,000
3.150%, Due 10/2/2027	$300,000
1.625%, Due 8/5/2028	$650,000
1.500%, Due 4/10/2029	€600,000
2.500%, Due 1/10/2030	$500,000
1.600%, Due 3/30/2031	$500,000
2.000%, Due 1/30/2032	$800,000
6.250%, Due 8/15/2042	$250,000
5.000%, Due 6/15/2044	$500,000
4.450%, Due 7/15/2045	$350,000
4.000%, Due 10/2/2047	$300,000
3.500%, Due 9/10/2049	$400,000
2.800%, Due 9/30/2050	$400,000
2.850%, Due 8/5/2051	$550,000

$7,637,000

(a)
The Notes are unsecured and unsubordinated obligations of the Issuer and are fully and unconditionally guaranteed, jointly and severally, by Blackstone Inc. and each of the Blackstone Holdings Partnerships. The Notes contain customary covenants and financial restrictions that, among other things, limit the Issuer and the guarantors’ ability, subject to certain exceptions, to incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The Notes also contain customary events of default. All or a portion of the Notes may be redeemed at our option, in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the Notes. If a change of control repurchase event occurs, the Notes are subject to repurchase at the repurchase price as set forth in the Notes.

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

During the three and nine months ended September 30, 2021, Blackstone repurchased 2.9 million and 6.0 million shares of common stock at a total cost of $355.9 million and $644.9 million, respectively. As of September 30, 2021, the amount remaining available for repurchases under the repurchase program was $402.6 million.
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

With respect to the third quarter of fiscal year 2021, we paid to shareholders of our common stock a dividend of $1.09 per share, aggregating to $2.61 per share of common stock in respect of the nine months ended September 30, 2021. With respect to fiscal year 2020, we paid shareholders aggregate dividends of $2.26 per share.
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

The following table presents information regarding these financial instruments in our Condensed Consolidated Statements of Financial Condition:

		Securities
	Repurchase	Sold, Not Yet
	Agreements	Purchased

	(Dollars in Millions)
Balance, September 30, 2021	$36.5	$35.7
Balance, December 31, 2020	$76.8	$51.0
Nine Months Ended September 30, 2021
Average Daily Balance	$56.6	$40.1
Maximum Daily Balance	$75.5	$51.0

Contractual Obligations, Commitments and Contingencies
The following table sets forth information relating to our contractual obligations as of September 30, 2021 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

	October 1, 2021 to
Contractual Obligations	December 31, 2021	2022-2023	2024-2025	Thereafter	Total

	(Dollars in Thousands)
Operating Lease Obligations (a)	$27,895	$244,684	$209,541	$294,886	$777,006
Purchase Obligations	51,335	69,799	7,581	—	128,715
Blackstone Issued Notes and Revolving Credit Facility (b)	—	400,000	347,400	6,889,600	7,637,000
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	39,773	408,311	379,811	2,630,649	3,458,544
Blackstone Funds Debt Obligations Payable	100	—	—	—	100
Blackstone Funds Capital Commitments to Investee Funds (d)	299,577	—	—	—	299,577
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (e)	—	112,467	136,946	840,667	1,090,080
Unrecognized Tax Benefits, Including Interest and Penalties (f)	1,120	—	—	—	1,120
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (g)	3,775,690	—	—	—	3,775,690

Consolidated Contractual Obligations	4,195,490	1,235,261	1,081,279	10,655,802	17,167,832
Blackstone Funds Debt Obligations Payable	(100)	—	—	—	(100)
Blackstone Funds Capital Commitments to Investee Funds (d)	(299,577)	—	—	—	(299,577)

Blackstone Operating Entities Contractual Obligations	$3,895,813	$1,235,261	$1,081,279	$10,655,802	$16,868,155

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

(b)	Represents the principal amount due on the senior notes we issued. As of September 30, 2021, we had no outstanding borrowings under our revolver.

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
non-controlling
interest holders.

(f)
The total represents gross unrecognized tax benefits of $0.5 million and interest and penalties of $0.6 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $39.1 million and interest of $4.2 million, therefore, such amounts are not included in the above contractual obligations table.

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
Indemnifications
In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the table above or recorded in our Condensed Consolidated Financial Statements as of September 30, 2021.
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
The determination that Blackstone holds a controlling financial interest in a Blackstone Fund or investment vehicle significantly changes the presentation of our condensed consolidated financial statements. In our Condensed Consolidated Statements of Financial Position included in this filing, we present 100% of the assets and liabilities of consolidated VIEs along with a non-controlling
interest which represents the portion of the consolidated vehicle’s interests held by third parties. However, assets of our consolidated VIEs can only be used to settle obligations of the consolidated VIE and are not available for general use by Blackstone. Further, the liabilities of our consolidated VIEs do not have recourse to the general credit of Blackstone. In the Condensed Consolidated Statements of Operations, we eliminate any management fees, Incentive Fees, or Performance Allocations received or accrued from consolidated VIEs as they are considered intercompany transactions. We recognize 100% of the consolidated VIE’s investment income (loss) and allocate the portion of that income (loss) attributable to third party ownership to non-controlling
interests in arriving at Net Income Attributable to Blackstone Inc.
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
On credit and insurance-focused separately managed accounts:

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
Fair Value of Investments or Instruments that are not Publicly Traded
Investments for which market prices are not observable include private investments in the equity or debt of operating companies or real estate properties. Our primary methodology for determining the fair values of such investments is generally the income approach which provides an indication of fair value based on the present value of cash flows that a business, security, or property is expected to generate in the future. The most widely used methodology under the income approach is the discounted cash flow method which includes significant assumptions about the underlying investment’s projected net earnings or cash flows, discount rate, capitalization rate and exit multiple. Our secondary methodology, generally used to corroborate the results of the income approach, is typically the market approach. The most widely used methodology under the market approach relies upon valuations for comparable public companies, transactions, or assets, and includes making judgments about which companies, transactions, or assets are comparable. Depending on the facts and circumstances associated with the investment, different primary and secondary methodologies may be used including option value, contingent claims or scenario analysis, yield analysis, projected cash flow-through maturity or expiration, probability weighted methods or recent round of financing.
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
The global outbreak of
COVID-19
required management to make significant judgments about the ultimate adverse impact of
COVID-19
on financial markets and economic conditions. These judgments and estimates were incorporated into the valuation process outlined herein. Management’s policies were unchanged and certain critical processes were executed in a remote working environment.
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
Our predominant exposure to market risk is related to our role as general partner or investment adviser to the Blackstone Funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, performance revenues and investment income. There were no material changes in our market risks as of September 30, 2021 as compared to December 31, 2020. For additional information, refer to our Annual Report on
Form 10-K
for the year ended December 31, 2020.
Item 4.   Controls and Procedures
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding repurchases of shares of our common stock during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands) (a)
Jul. 1 - Jul. 31, 2021	—	$—	—	$758,433
Aug. 1 - Aug. 31, 2021	1,259,609	$117.59	1,259,609	$610,313
Sep. 1 - Sep. 30, 2021	1,615,391	$128.60	1,615,391	$402,580

	2,875,000		2,875,000

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
Date: November 4, 2021

Blackstone Inc.

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and
Authorized Signatory)