Form 10-K
period 2021-12-31
Blackstone Inc
filed 2022-02-25
CIK 1393818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
of the Act).    Yes
☐
    No
☒
As of June 30, 2021, the aggregate market value of the shares of common stock held by non-affiliates
of the registrant was approximately $66.4 billion.
As of February 18, 2022, there were 700,387,302 shares of common stock of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, which reflect our current views with respect to, among other things, our operations, taxes, earnings and financial performance, and share repurchases and dividends. You can identify these forward-looking statements by the use of words such as “outlook,” “indicator,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “opportunity,” “leads” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to the impact of the novel coronavirus
(“COVID-19”),
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
Risks Related to Our Business

•
Significant setbacks in the reopening of the global economy or reinstatement of restrictions as a result of the ongoing
COVID-19
pandemic may adversely impact our performance and results of operations.

•
Our business could be adversely affected by difficult market and economic conditions, as well as geopolitical concerns or other global events, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.

•
An increase in interest rates and other changes in the financial markets could negatively impact the values of certain assets or investments and the ability of our funds and their portfolio companies to access the capital markets on attractive terms, which could adversely affect investment and realization opportunities.

•
A decline in the pace or size of investments made by, or poor performance of, our funds may adversely affect our revenues and obligate us to repay Performance Allocations previously paid to us, and could adversely affect our ability to raise capital.

•	Our revenue, earnings, net income and cash flow can all vary materially, which may make it difficult for us to achieve steady earnings growth on a quarterly basis.

•	Our business could be adversely affected by the loss of services from our founder and other key senior managing directors or future difficulty in recruiting and retaining professionals.

•	The asset management business depends in large part on our ability to raise capital from third party investors and is intensely competitive.

•	Changes in U.S. and foreign taxation of businesses and other tax laws, regulations or treaties could adversely affect us, including by adversely impacting our effective tax rate and tax liability.

•
Cybersecurity or other operational risks could result in the loss of data, interruptions in our business and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses.

•
Extensive regulation of our businesses affects our activities, creates the potential for significant liabilities and penalties, may make it more difficult for us to deploy capital in certain jurisdictions or sell assets to certain buyers, and could result in additional burdens on our business.

•
Employee misconduct could impair our ability to attract and retain clients and subject us to legal liability and reputational harm. Fraud, deceptive practices or other misconduct at portfolio companies or service providers could similarly subject us to liability and reputational damage and harm performance.

•	We are subject to increasing scrutiny from regulators and certain investors with respect to the environmental, social and governance impacts of investments made by our funds.

•
Climate change, climate change-related regulation and sustainability concerns could adversely affect our businesses and the operations of our portfolio companies, and any actions we take or fail to take in response to such matters could damage our reputation.

•	We are subject to substantial litigation risks and may face significant liabilities and damage to our reputation as a result of such allegations and negative publicity.

•
Certain policies and procedures implemented to mitigate potential conflicts of interest and other risk management activities may reduce the synergies across our various businesses, and failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our businesses.

•	Valuation methodologies can be subject to a significant degree of subjectivity and judgment, and the expected fair value of assets may never be realized.

•
We may be unable to consummate or successfully integrate additional development opportunities or increase the number and type of investment products, including those offered to retail investors and insurance companies.

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

•
Investments in certain assets and industries, such as energy, infrastructure and real estate, may expose us to risks inherent to those assets and industries, including environmental liabilities and increased operational, construction, regulatory and market risks.

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

•	We are required to pay our senior managing directors for most of the benefits relating to certain additional tax depreciation or amortization deductions we may claim.
•	If Blackstone Inc. were deemed an “investment company” under the 1940 Act, applicable restrictions could make it impractical for us to continue our business as contemplated.
Risks Related to Our Common Stock

•	The price of our common stock may decline due to the large number of shares of common stock eligible for future sale and exchange.
•	Our certificate of incorporation provides us with a right to acquire all of the then outstanding shares of common stock under specified circumstances.
•	Our bylaws designate the Court of Chancery of the State of Delaware or U.S. federal district courts, as applicable, as the sole and exclusive forum for certain types of actions and proceedings.
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

Effective August 6, 2021, The Blackstone Group Inc. changed its name to Blackstone Inc. Blackstone Inc. was initially formed as The Blackstone Group L.P. (the “Partnership”) and converted from a Delaware limited partnership to a Delaware corporation, The Blackstone Group Inc. (the “Conversion”), effective July 1, 2019. This report includes the results for the Partnership prior to the Conversion and Blackstone Inc. following the Conversion. In this report, references to “Blackstone,” the “Company,” “we,” “us” or “our” refer to (a) Blackstone Inc. and its consolidated subsidiaries following the Conversion and (b) the Partnership and its consolidated subsidiaries prior to the Conversion. All references to shares or per share amounts prior to the Conversion refer to units or per unit amounts. Unless otherwise noted, all references to shares or per share amounts following the Conversion refer to shares or per share amounts of common stock. All references to dividends prior to the Conversion refer to distributions. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Organizational Structure.”
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
We refer to our real estate opportunistic funds as Blackstone Real Estate Partners (“BREP”) funds and our real estate debt investment funds as Blackstone Real Estate Debt Strategies (“BREDS”) funds. We refer to our real estate investment trusts as “REITs,” to Blackstone Mortgage Trust, Inc., our NYSE-listed REIT, as “BXMT” and to Blackstone Real Estate Income Trust, Inc., our
non-listed
REIT, as “BREIT.” We refer to our real estate funds that target substantially stabilized assets in prime markets as Blackstone Property Partners (“BPP”) funds and our income-generating European real estate funds as Blackstone European Property Income (“BEPIF”) funds. We refer to BREIT, BPP and BEPIF collectively as our Core+ real estate strategies.
We refer to our flagship corporate private equity funds as Blackstone Capital Partners (“BCP”) funds, our energy-focused private equity funds as Blackstone Energy Partners (“BEP”) funds, our core private equity funds as Blackstone Core Equity Partners (“BCEP”), our opportunistic investment platform that invests globally across asset classes, industries and geographies as Blackstone Tactical Opportunities (“Tactical Opportunities”), our secondary fund of funds business as Strategic Partners Fund Solutions (“Strategic Partners”), our infrastructure-focused funds as Blackstone Infrastructure Partners (“BIP”), our life sciences investment platform, Blackstone Life Sciences (“BXLS”), our growth equity investment platform, Blackstone Growth (“BXG”), our multi-asset investment program for eligible high net worth investors offering exposure to certain of our key illiquid investment strategies through a single commitment as Blackstone Total Alternatives Solution (“BTAS”) and our capital markets services business as Blackstone Capital Markets (“BXCM”).
“Our hedge funds” refers to our funds of hedge funds, hedge funds, certain of our real estate debt investment funds, including a registered investment company, and certain other credit-focused funds which are managed by Blackstone.
We refer to our business development companies as “BDCs,” to Blackstone Private Credit Fund as “BCRED” and to Blackstone Secured Lending Fund as “BXSL.”
“BIS” refers to Blackstone Insurance Solutions, which partners with insurers to deliver capital-efficient investments tailored to each insurer’s needs and risk profile.
We refer to our separately managed accounts as “SMAs.”
“Total Assets Under Management” refers to the assets we manage. Our Total Assets Under Management equals the sum of:

(a)
the fair value of the investments held by our carry funds and our side-by-side
and
co-investment
entities managed by us plus the capital that we are entitled to call from investors in those funds and entities pursuant to the terms of their respective capital commitments, including capital commitments to funds that have yet to commence their investment periods,

(b)
the net asset value of (1) our hedge funds, real estate debt carry funds, BPP, certain co-investments
managed by us, certain credit-focused funds, and our Hedge Fund Solutions drawdown funds (plus, in each case, the capital that we are entitled to call from investors in those funds, including commitments yet to commence their investment periods), and (2) our funds of hedge funds, our Hedge Fund Solutions registered investment companies, BREIT, and BEPIF,

(c)	the invested capital, fair value or net asset value of assets we manage pursuant to separately managed accounts,

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
Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Our funds of hedge funds, hedge funds, funds structured like hedge funds and other open-ended funds in our Real Estate, Hedge Fund Solutions and Credit & Insurance segments generally have structures that afford an investor the right to withdraw or redeem their interests on a periodic basis (for example, annually or quarterly), typically with 30 to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. In our Perpetual Capital vehicles where redemption rights exist, Blackstone has the ability to fulfill redemption requests only (a) in Blackstone’s or the vehicles’ board’s discretion, as applicable, or (b) to the extent there is sufficient new capital. Investment advisory agreements related to certain separately managed accounts in our Hedge Fund Solutions and Credit & Insurance segments, excluding our BIS separately managed accounts, may generally be terminated by an investor on 30 to 90 days’ notice. Our BIS separately managed accounts can generally only be terminated for long-term underperformance, cause and certain other limited circumstances, in each case subject to Blackstone’s right to cure.
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
Overview
Blackstone is one of the world’s leading investment firms, with Total Assets Under Management of $880.9 billion as of December 31, 2021. We seek to create positive economic impact and long-term value for our investors, the companies we invest in, and the communities in which we work. We do this by using extraordinary people and flexible capital to help companies solve problems. Our asset management businesses include investment vehicles focused on real estate, private equity, infrastructure, life sciences, growth equity, credit, real assets and secondary funds, all on a global basis.
Our businesses use a solutions-oriented approach to drive better performance. We believe our scale, diversified business, long record of investment performance, rigorous investment process and strong client relationships position us to continue to perform well in a variety of market conditions, expand our assets under management and add complementary businesses.
We invest across asset classes on behalf of our investors, including pension funds, insurance companies and individual investors. Our mission is to create long-term value through careful stewardship of their capital. To the extent our funds perform well, we can support a better retirement for tens of millions of pensioners, including teachers, nurses and firefighters. We view environmental, social and governance (“ESG”) principles as central to our mission of delivering strong returns for our clients, and use our scale and expertise to help strengthen our companies, assets and the communities in which they operate.
As of December 31, 2021, we employed approximately 3,795 people, including our 185 senior managing directors, at our headquarters in New York and around the world. Our employees are integral to Blackstone’s culture of integrity, professionalism and excellence. We believe hiring, training and retaining talented individuals, coupled with our rigorous investment process, has supported our excellent investment record over many years. This record, in turn, has enabled us to innovate into new strategies, drive growth and better serve our investors.
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
Real Estate
Our Real Estate business is a global leader in real estate investing, with $279.5 billion of Total Assets Under Management as of December 31, 2021. Our Real Estate segment operates as one globally integrated business with approximately 720 employees and has investments across the globe, including in the Americas, Europe and Asia. Our real estate investment teams seek to utilize our global expertise and presence to generate attractive risk-adjusted returns for our investors and to make a positive impact on the communities in which we invest.
Our Blackstone Real Estate Partners (“BREP”) business is geographically diversified and targets a broad range of opportunistic real estate and real estate-related investments. The BREP funds include global funds as well as funds focused specifically on Europe or Asia investments. BREP seeks to invest thematically in high-quality assets, focusing where we see outsized growth potential driven by global economic and demographic trends. BREP has made significant investments in logistics, office, rental housing, hospitality and retail properties around the world, as well as in a variety of real estate operating companies.

Our Core+ strategy invests in substantially stabilized real estate globally primarily through perpetual capital vehicles. These include our Blackstone Property Partners funds (“BPP”), with a focus on high-quality assets in the Americas, Europe and Asia, as well as, Blackstone Real Estate Income Trust, Inc. (“BREIT”) and our Blackstone European Property Income (“BEPIF”) funds, which provide income-focused individual investors access to institutional quality real estate primarily in the Americas and Europe, respectively. In addition, in November 2020, we launched Blackstone BioMed Life Science Real Estate L.P. (“BPP Life Sciences”), a long-term, perpetual capital, Core+ vehicle that owns BioMed Realty and is focused on life science office investments primarily across the U.S.
Our Blackstone Real Estate Debt Strategies (“BREDS”) vehicles primarily target real estate-related debt investment opportunities. BREDS invests in both public and private markets, primarily in the U.S. and Europe. BREDS’ scale and investment mandates enable it to provide a variety of lending options for our borrowers and investment options for our investors, including commercial real estate and mezzanine loans, residential mortgage loan pools and liquid real estate-related debt securities. The BREDS platform includes high-yield real estate debt funds, liquid real estate debt funds and Blackstone Mortgage Trust, Inc. (“BXMT”), a NYSE-listed real estate investment trust (“REIT”).
Private Equity
Our Private Equity segment encompasses global businesses with a total of approximately 545 employees managing $261.5 billion of Total Assets Under Management as of December 31, 2021. Our Private Equity segment includes our corporate private equity business, which consists of: (a) our global private equity funds, Blackstone Capital Partners (“BCP”), (b) our sector-focused funds, including our energy-focused funds, Blackstone Energy Partners (“BEP”), (c) our Asia-focused private equity funds, Blackstone Capital Partners Asia and (d) our core private equity funds, Blackstone Core Equity Partners (“BCEP”). Our Private Equity segment also includes (a) our opportunistic investment platform that invests globally across asset classes, industries and geographies, Blackstone Tactical Opportunities (“Tactical Opportunities”), (b) our secondary fund of funds business, Strategic Partners Fund Solutions (“Strategic Partners”), (c) our infrastructure-focused funds, Blackstone Infrastructure Partners (“BIP”), (d) our life sciences investment platform, Blackstone Life Sciences (“BXLS”), (e) our growth equity investment platform, Blackstone Growth (“BXG”), (f) our multi-asset investment program for eligible high net worth investors offering exposure to certain of Blackstone’s key illiquid investment strategies through a single commitment, Blackstone Total Alternatives Solution (“BTAS”) and (g) our capital markets services business, Blackstone Capital Markets (“BXCM”).
We are a global leader in private equity investing. Our corporate private equity business pursues transactions across industries on a global basis. It strives to create value by investing in great businesses where our capital, strategic insight, global relationships and operational support can drive transformation. Our corporate private equity business’s investment strategies and core themes continually evolve in anticipation of, or in response to, changes in the global economy, local markets, regulation, capital flows and geopolitical trends. We seek to construct a differentiated portfolio of investments with a well-defined, interventionist, post-acquisition value creation strategy. Similarly, we seek investments that can generate strong unlevered returns regardless of entry or exit cycle timing. Blackstone Core Equity Partners pursues control-oriented investments in high-quality companies with durable businesses and seeks to offer a lower level of risk and a longer hold period than traditional private equity.

Tactical Opportunities pursues a thematically driven, opportunistic investment strategy. Our flexible, global mandate enables us to find differentiated opportunities across asset classes, industries, and geographies and invest behind them with the frequent use of structure to generate attractive risk-adjusted returns. With a focus on businesses and/or asset-backed investments in market sectors that are benefitting from long term transformational tailwinds, Tactical Opportunities seeks to leverage the full power of Blackstone to help those businesses grow and improve. Tactical Opportunities’ ability to dynamically shift focus to the most compelling opportunities in any market environment, combined with the business’ expertise in structuring complex transactions, enables Tactical Opportunities to invest behind attractive market areas often with securities that provide downside protection and maintain upside return.
Strategic Partners, our secondary fund of funds business, is a total fund solutions provider. As a secondary investor it acquires interests in high-quality private funds from original holders seeking liquidity. Strategic Partners focuses on a range of opportunities in underlying funds such as private equity, real estate, infrastructure, venture and growth capital, credit and other types of funds, as well as general partner-led
transactions and primary investments and
co-investments
with financial sponsors. Strategic Partners also provides investment advisory services to separately managed account clients investing in primary and secondary investments in private funds and co-investments.
Blackstone Infrastructure Partners targets a diversified mix of core+, core and public-private partnership investments across all infrastructure sectors, including energy infrastructure, transportation, digital infrastructure, and water and waste with a primary focus in the U.S. BIP applies a disciplined, operationally intensive investment approach to investments, seeking to apply a long-term buy-and-hold
strategy to large-scale infrastructure assets with a focus on delivering stable, long-term capital appreciation together with a predictable annual cash flow yield.
Blackstone Life Sciences is our investment platform with capabilities to invest across the life cycle of companies and products within the life sciences sector. BXLS primarily focuses on investments in life sciences products in late stage clinical development within the pharmaceutical and biotechnology sectors.
Blackstone Growth is our growth equity platform that seeks to deliver attractive risk-adjusted returns by investing in dynamic, growth-stage businesses, with a focus on the consumer, enterprise solutions, financial services and healthcare sectors.
Hedge Fund Solutions
Working with our clients for more than 30 years, our Hedge Fund Solutions group is a leading manager of institutional funds with approximately 265 employees managing $81.3 billion of Total Assets Under Management as of December 31, 2021. The principal component of our Hedge Fund Solutions segment is Blackstone Alternative Asset Management (“BAAM”). BAAM is the world’s largest discretionary allocator to hedge funds, managing a broad range of commingled and customized fund solutions since its inception in 1990. The Hedge Fund Solutions segment also includes (a) our GP Stakes business (“GP Stakes”), which targets minority investments in the general partners of private equity and other private-market alternative asset management firms globally, with a focus on delivering a combination of recurring annual cash flow yield and long-term capital appreciation, (b) investment platforms that invest directly, including our Blackstone Strategic Opportunity Fund, which seeks to produce long term, risk-adjusted returns by investing in a wide variety of securities, assets and instruments, often sourced and/or managed by third party subadvisors or affiliated Blackstone managers, (c) our hedge fund seeding business and (d) registered funds that provide alternative asset solutions through daily liquidity products. Hedge Fund Solutions’ overall investment philosophy is to grow investors’ assets through both commingled and custom-tailored investment strategies designed to deliver compelling risk-adjusted returns. Diversification, risk management and due diligence are key tenets of our approach.
Credit & Insurance
Our Credit & Insurance segment, with approximately 480 employees and $258.6 billion of Total Assets Under Management as of December 31, 2021, includes Blackstone Credit (“BXC”). BXC is one of the largest credit-oriented managers in the world and is the largest manager of CLOs globally. The investment portfolios of the funds BXC manages or sub-advises
consist of loans and securities of
non-investment
and investment grade companies spread across the capital structure including senior debt, subordinated debt, preferred stock and common equity.

BXC is organized into two overarching strategies: private credit and liquid credit. BXC’s private credit strategies include mezzanine and direct lending funds, private placement strategies, stressed/distressed strategies and energy strategies (including our sustainable resources platform). BXC’s direct lending funds include Blackstone Private Credit Fund (“BCRED”) and Blackstone Secured Lending Fund (“BXSL”), both of which are business development companies (“BDCs”). BXC’s liquid credit strategies consist of CLOs, closed-ended funds, open-ended funds, systematic strategies and separately managed accounts.
Our Credit & Insurance segment also includes our insurer-focused platform, Blackstone Insurance Solutions (“BIS”). BIS focuses on providing full investment management services for insurers’ general accounts, seeking to deliver customized and diversified portfolios that include allocations to Blackstone managed products and strategies across asset classes and Blackstone’s private credit origination capabilities. BIS provides its clients tailored portfolio construction and strategic asset allocation, seeking to generate risk-managed, capital-efficient returns, diversification and capital preservation that meets clients’ objectives. BIS also provides similar services to clients through separately managed accounts or by sub-managing
assets for certain insurance-dedicated funds and special purpose vehicles. BIS currently manages assets for clients that include Fidelity & Guaranty Life Insurance Company, Everlake Life Insurance Company and the Life & Retirement business of American International Group, Inc.
In addition, our Credit & Insurance segment includes our asset-based lending platform and our publicly traded midstream energy infrastructure, listed infrastructure and master limited partnership (“MLP”) investment platform, which is managed by Harvest Fund Advisors LLC (“Harvest”). Harvest primarily invests capital raised from institutional investors in separately managed accounts and pooled vehicles, investing in publicly traded energy infrastructure, listed infrastructure, renewables and MLPs holding primarily midstream energy assets in North America.
Perpetual Capital
Each of our business segments currently includes Perpetual Capital assets under management, which refers to assets under management with an indefinite term, that are not in liquidation and for which there is no requirement to return capital to investors through redemption requests in the ordinary course of business, except where funded by new capital inflows. In recent years, we have meaningfully increased the number of Perpetual Capital vehicles we offer and the assets under management in such vehicles. Perpetual Capital strategies represent a significant and growing portion of our overall business, and the management fees and performance revenues we receive. Among the strategies in each of our segments, Perpetual Capital strategies include, without limitation (a) in our Real Estate segment, Core+ real estate (including BREIT and BEPIF) and BXMT, (b) in our Private Equity segment, Blackstone Infrastructure Partners, (c) in our Hedge Fund Solutions segment, GP Stakes and (d) in our Credit & Insurance segment, BXSL and BCRED. In addition, assets managed for certain of our insurance clients are Perpetual Capital assets under management.
Retail Strategy
Blackstone’s business has historically relied on the provision of investment products, such as traditional drawdown funds, to institutional investors. In recent years, we have considerably expanded the number and type of investment products we offer through various distribution channels to certain mass affluent and high net worth individual investors in the U.S. and other jurisdictions around the world. Our Private Wealth Solutions business is dedicated to building out our distribution capabilities in the retail channel to provide certain individual investors with access to Blackstone products across a broad array of alternative investment strategies. As we continue to accelerate the undertaking of initiatives aimed at growing our retail strategy, over time we expect capital from the retail channel to represent an increasing portion of our Total Assets Under Management.

Investment Process and Risk Management
We maintain a rigorous investment process across all of our investment vehicles. Each investment vehicle has investment policies and procedures that generally contain requirements, guidelines and limitations for investments, such as limitations relating to the amount that will be invested in any one investment and the types of assets, industries or geographic regions in which the vehicle will invest, as well as limitations required by law.
Our investment professionals are responsible for selecting, evaluating, underwriting, diligencing, negotiating, executing, managing and exiting investments. For those of our businesses with review committees and/or investment committees, such committees review and evaluate investment opportunities in a framework that includes a qualitative and quantitative assessment of the key risks of investments. Investment professionals generally submit investment opportunities for review and approval by a review committee and/or investment committee, subject to delineated exceptions set forth in the funds’ investment committee charters or resolutions. Review and investment committees are generally comprised of senior leaders and other senior professionals of the applicable investment business, and in many cases, other senior leaders of Blackstone and its businesses. Considerations that review and investment committees take into account when evaluating an investment may include, without limitation and depending on the nature of the investing business and its strategy, the quality of the business or asset in which the fund proposes to invest, the quality of the management team, likely exit strategies and factors that could reduce the value of the business or asset at exit, the ability of the business in which the investment is made to service debt in a range of economic and interest rate environments, macroeconomic trends in the relevant geographic region or industry and the quality of the businesses’ operations. Our review and/or investment committees also incorporate, to the extent appropriate, consideration of ESG factors into the investment decision-making process. This review is aimed at identifying and addressing material investment risks and opportunities to drive long-term value.
In addition, before deciding to invest in a new hedge fund or a new alternative asset manager, as applicable, our Hedge Fund Solutions and Strategic Partners teams conduct diligence in a number of areas, which, depending on the nature of the investment, may include, among others, the fund’s/manager’s performance, investment terms, investment strategy and investment personnel, as well as its operations, processes, risk management and internal controls. With respect to liquid credit clients and other clients whose portfolios are actively traded in our Credit & Insurance segment, our industry-focused research analysts provide the review and/or investment committee with a formal and comprehensive review of new investment recommendations and portfolio managers and trading professionals discuss, among other things, risks associated with overall portfolio composition. Our Credit & Insurance segment’s research team monitors the operating performance of underlying issuers, while portfolio managers, together with our traders, focus on optimizing asset composition to maximize value for our investors. This investment process is assisted by a variety of proprietary and non-proprietary
research models and methods.
Existing investments are reviewed and monitored on a regular basis by investment and asset management professionals. In addition, our investment professionals, Portfolio Operations professionals and ESG team work directly with our portfolio company senior executives to identify opportunities to drive operational efficiencies and growth. We also seek to promote ESG initiatives across our portfolio in areas such as diversity and energy efficiency. We seek to set clear expectations for our investments where applicable and strongly encourage them to consider a select number of priority ESG initiatives focused on diversity, decarbonization and good governance. See “—Environmental, Social and Governance” for further details.

Structure and Operation of Our Investment Vehicles
Our private investment funds are generally organized as limited partnerships with respect to U.S. domiciled vehicles and limited partnerships or other similar limited liability entities with respect to
non-U.S.
domiciled vehicles. In the case of our separately managed accounts, the investor, rather than we, generally controls the investment vehicle that holds or has custody of the investments we advise the vehicle to make. We conduct the sponsorship and management of our carry funds and other similar vehicles primarily through a partnership structure in which limited partnerships organized by us accept commitments and/or subscriptions for investment from institutional investors and, to a more limited extent, high net worth individuals. Such commitments are generally drawn down from investors on an as-needed
basis to fund investments (or for other permitted purposes) over a specified term. With the exception of certain core+ real estate and real estate debt funds, our private equity and real estate funds are commitment-structured funds. For certain BPP, BREIT, BEPIF and BREDS funds, all or a portion of an investor’s capital may be funded on or promptly after the investor’s subscription date and cash proceeds resulting from the disposition of investments can be reinvested, subject to certain limitations and limited investor withdrawal rights. Our credit-focused funds are generally either commitment-structured funds or open-ended funds where the investor’s capital is fully funded on or promptly after the investor’s subscription date. The CLO vehicles we manage are structured investment vehicles that are generally private companies with limited liability. Most of our funds of hedge funds as well as our hedge funds are structured as funds where the investor’s capital is fully funded on the subscription date. BIS is generally structured around separately managed accounts.
Our investment funds, separately managed accounts and other vehicles not domiciled in the European Economic Area (the “EEA”) are each generally advised by a Blackstone entity serving as investment adviser that is registered under the U.S. Investment Advisers Act of 1940, as amended (the “Advisers Act”). For our investment funds, separately managed accounts and other vehicles domiciled in the EEA, a Blackstone entity domiciled in the EEA generally serves as external alternative investment fund manager (“AIFM”), and the AIFM typically delegates its portfolio management function to a Blackstone-affiliated investment adviser registered under the Advisers Act. The Blackstone entity serving as investment adviser or AIFM, as applicable, typically carries out substantially all of the day-to-day
operations of each investment vehicle pursuant to an investment advisory, investment management, AIFM or other similar agreement. Generally, the material terms of our investment advisory and AIFM agreements, as applicable, relate to the scope of services to be rendered by the investment adviser or the AIFM to the applicable vehicle, the calculation of management fees to be borne by investors in our investment vehicles, the calculation of and the manner and extent to which other fees received by the investment adviser or the AIFM, as applicable, from funds or fund portfolio companies serve to offset or reduce the management fees payable by investors in our investment vehicles and certain rights of termination with respect to our investment advisory and AIFM agreements. With the exception of the registered funds described below, the investment vehicles themselves do not generally register as investment companies under the U.S. Investment Company Act of 1940, as amended (the “1940 Act”), in reliance on the statutory exemptions provided by Section 3(c)(7), Section 3(c)(5)(C) or, Section 3(c)(1) thereof. Section 3(c)(7) of the 1940 Act exempts from its registration requirements investment vehicles privately placed in the United States whose securities are beneficially owned exclusively by persons who, at the time of acquisition of such securities, are “qualified purchasers” as defined under the 1940 Act. In addition, under current interpretations of the SEC, Section 3(c)(7) of the 1940 Act exempts from registration any
non-U.S.
investment vehicle all of whose outstanding securities are beneficially owned either by
non-U.S.
residents or by U.S. residents that are qualified purchasers. Section 3(c)(5)(C) of the 1940 Act exempts from its registration requirements certain companies engaged primarily in investment in mortgages and other liens or investments in real estate. Section 3(c)(1) of the 1940 Act exempts from its registration requirements privately placed investment vehicles whose securities are beneficially owned by not more than 100 persons. Additionally, under current interpretations of the SEC, Section 3(c)(1) of the 1940 Act exempts from registration any
non-U.S.
investment vehicle not publicly offered in the U.S. all of whose outstanding securities are beneficially owned by not more than 100 U.S. residents. BXMT is externally managed by a Blackstone-owned entity pursuant to a management agreement, conducts its operations in a manner that allows it to maintain its REIT qualification and also avail itself of the statutory exemption provided by Section 3(c)(5)(C) of the 1940 Act. BREIT is externally advised by a Blackstone-owned entity pursuant to an advisory agreement, conducts its operations in a manner that allows it to maintain its REIT qualification and also avails itself of the statutory exemption provided by Section 3(c)(5)(C) of the 1940 Act. In some cases, one or more of our investment advisers, including advisers within BXC, BAAM and BREDS, advises or sub-advises
funds registered, or regulated as a BDC, under the 1940 Act.
In addition to having an investment adviser, each investment fund that is a limited partnership, or “partnership” fund, also has a general partner that, apart from partnership funds domiciled in the EEA, generally makes all operational and investment decisions, including the making, monitoring and disposing of investments. The limited partners of the partnership funds generally take no part in the conduct or control of the business of the investment funds, have no right or authority to act for or bind the investment funds and have no influence over the voting or disposition of the securities or other assets held by the investment funds. With the exception of certain of our funds of hedge funds, hedge funds, certain credit-focused and real estate debt funds, and other funds or separately managed accounts for the benefit of one or more specified investors, third party investors in some of our funds have the right to remove the general partner of the fund or to accelerate the termination of the investment fund without cause by a majority or supermajority vote. In addition, the governing agreements of many of our investment funds provide that in the event certain “key persons” in our investment funds do not meet specified time commitments with regard to managing the fund, then (a) investors in such funds have the right to vote to terminate the investment period by a specified percentage (including, in certain cases a simple majority) vote in accordance with specified procedures, or accelerate the withdrawal of their capital on an investor-by-investor
basis, or (b) the fund’s investment period will automatically terminate and a specified percentage (including, in certain cases a simple majority) in accordance with specified procedures is required to restart it. In addition, the governing agreements of some of our investment funds provide that investors have the right to terminate the investment period for any reason by a supermajority vote of the investors in such fund.
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

•
The investment adviser of each of our funds that are structured like hedge funds, or of our funds of hedge funds, registered mutual funds, UCITs funds and separately managed accounts that invest in hedge funds, generally receives a management fee based on a percentage of the fund’s or account’s net asset value. These management fees are payable on a regular basis (typically monthly or quarterly). These funds generally permit investors to withdraw or redeem their interests periodically, in some cases following the expiration of a specified period of time when capital may not be withdrawn. Decreases in the net asset value of investor’s capital accounts may reduce the total management fee paid for the relevant period, but not the fee rate. Management fees received are not subject to clawback. In addition, to the extent the mandate of our funds is to invest capital in third party managed funds, as is the case with our funds of hedge funds, our funds will be required to pay management fees to such third party managers, which typically are borne by investors in such investment vehicles.

•
The investment adviser of each of our CLOs typically receives annual management fees, which are calculated as a percentage of the CLO’s assets, and additional incentive management fees subject to a return hurdle being met. These management fees are payable on a regular basis (typically quarterly). Although varying from deal to deal, a CLO will typically be wound down within eight to eleven years of being launched. The amount of fees will decrease as the CLO deleverages toward the end of its term.

•
The investment adviser of each of our separately managed accounts generally receives annual management fees based on a percentage of each account’s net asset value or invested capital. The management fees we receive from each of our separately managed accounts are generally paid on a regular basis (typically quarterly). Such management fees are generally subject to contractual rights the investor has to terminate our management of an account on generally as short as 30 days’ notice.

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
Incentive Fees
Incentive fees generally are performance-based allocations of a fund’s net capital appreciation during a measurement period, typically a year, subject to the achievement of minimum return levels, high water marks, and/or other hurdle provisions, in accordance with the respective terms set out in each fund’s governing agreements. Incentive fees are typically realized at the end of the measurement period. Once realized, such fees are typically not subject to clawback or reversal. In particular, our ability to generate and realize Incentive Fees is an important element of our business. The Incentive Fees we earn from certain of our Perpetual Capital strategies represent a significant and growing portion of our overall revenues. The following is a general description of the incentive fees earned by Blackstone.

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

•
The investment adviser of our BDCs receives (a) income incentive fees of 12.5% or 15%, as applicable, subject to, in certain cases, certain hurdles, catch-ups
and caps, payable quarterly, and (b) capital gains incentive fees (net of realized and unrealized losses) of 12.5% or 15%, as applicable, payable annually.

•
The investment manager of BXMT receives an incentive fee generally equal to 20% of BXMT’s distributable earnings in excess of a 7% per annum return on stockholders’ equity (excluding stock appreciation or depreciation), provided that BXMT’s distributable earnings over the prior three years is greater than zero.

•
The special limited partner of each of BREIT and BEPIF receives an incentive fee of 12.5% of total return, subject to a 5% hurdle amount with a catch-up
and recouping any loss carryforward amounts, payable annually.

•
The general partners of certain open-ended BPP and BIP funds are entitled to an incentive fee allocation generally between 10% and 12.5% of net profit, subject to a hurdle amount generally of between 5.5% and 7%, a loss recovery amount and a catch-up.
Incentive Fees for these funds are generally realized every three years from when a limited partner makes its initial investment.

Performance Allocations
The general partner or an affiliate of each of our carry funds is entitled to a disproportionate allocation of the income otherwise allocable to the limited partners of such fund, commonly referred to as carried interest (“Performance Allocations”). Our ability to generate and realize carried interest is an important element of our business and has historically accounted for a very significant portion of our income.
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

Although a portion of any dividends paid to our shareholders may include any carried interest received by us, we do not intend to seek fulfillment of any clawback obligation by seeking to have our shareholders return any portion of such dividends attributable to carried interest associated with any clawback obligation. To the extent we are required to fulfill a clawback obligation, however, we may determine to decrease the amount of our dividends to our shareholders. The clawback obligation operates with respect to a given carry fund’s own net investment performance only and carried interest of other funds is not netted for determining this contingent obligation. Moreover, although a clawback obligation is several, the governing agreements of most of our funds provide that to the extent another recipient of carried interest (such as a current or former employee) does not fund his or her respective share of the clawback obligation then due, then we and our employees who participate in such carried interest plans may have to fund additional amounts (generally an additional 50% to 70% beyond our pro-rata
share of such obligation) although we retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations. We have recorded a contingent repayment obligation equal to the amount that would be due on December 31, 2021, if the various carry funds were liquidated at their current carrying value.
For additional information concerning the clawback obligations we could face, see “— Item 1A. Risk Factors — Risks Related to Our Business — We may not have sufficient cash to pay back “clawback” obligations if and when they are triggered under the governing agreements with our investors.”
Advisory and Transaction Fees
Some of our investment advisers or their affiliates receive customary fees (for example, acquisition, origination and other transaction fees) upon consummation of their funds’ transactions, and may from time to time receive advisory, monitoring and other fees in connection with their activities. For most of the funds where we receive such fees, we are required to reduce the management fees charged to the funds’ investors by 50% to 100% of such limited partner’s share of such fees.
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

We face competition both in the pursuit of institutional and individual investors for our investment funds and in acquiring investments in attractive portfolio companies and making other investments. Although many institutional and individual investors have increased the amount of capital they commit to alternative investment funds, such increases may create increased competition with respect to fees charged by our funds. Certain institutional investors have demonstrated a preference to in-source
their own investment professionals and to make direct investments in alternative assets without the assistance of private equity advisers like us. We compete for investments with such institutional investors and such institutional investors could cease to be our clients. With respect to the retail channel, the market for capital is highly competitive and requires significant investment.
Depending on the investment, we face competition primarily from sponsors managing other funds, investment vehicles and other pools of capital, other financial institutions and institutional investors (including sovereign wealth and pension funds), corporate buyers, special purpose acquisition companies (“SPACs”) and other parties. Several of these competitors have significant amounts of capital and many of them have investment objectives similar to ours, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources or other resources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments. Corporate buyers may be able to achieve synergistic cost savings with regard to an investment or be perceived by sellers as otherwise being more desirable bidders, which may provide them with a competitive advantage in bidding for an investment.
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
Environmental, Social and Governance
We view ESG as central to our mission of delivering strong returns for clients. We believe that ESG principles are foundational to developing resilient companies and assets that deliver long-term value for our investors. ESG principles have long informed the way we run our firm, approach investing and partner with the assets in our portfolio. In recent years we have formalized our approach, knitting these efforts together through a dedicated corporate ESG team, led by our Global Head of ESG, that looks to apply our ESG policies, champion firmwide initiatives and support integration within the business units, and regularly reports progress to stakeholders.
ESG at Blackstone is overseen by senior management, who is supported by dedicated steering committees and working groups, including the Global ESG Steering Committee, as well as regional coverage through the Asia ESG Steering Committee and Europe ESG Steering Committee. Other ESG working groups include the Climate Working Group, the Data Working Group and the Legal & Compliance Working Group. Senior management reports quarterly on ESG to our board of directors, who is responsible for reviewing our ESG strategy.
Blackstone also aims to encourage ESG progress across our industry and we are pleased to partner with several organizations to further this objective, including the Taskforce on Climate-related Financial Disclosures (“TCFD”), the Ceres Investor Network on Climate Risk and Sustainability and the Principles for Responsible Investment.

We have accelerated our focus on corporate sustainability and pursuing environmental performance improvements at our office locations. We proactively renovate our spaces to provide additional employee amenities and comfort while implementing up-to-date
efficient lighting and HVAC systems. Blackstone has also committed to measuring and targeting a reduction of emissions across our portfolio companies within the scope of our Emissions Reduction Program. The Emissions Reduction Program aims to reduce energy spend by reducing Scope 1 and Scope 2 carbon emissions for new assets where we control the energy usage by 15% in aggregate over the first three years of ownership. To further Blackstone’s sustainability efforts, we continue to expand our resources to enable us to endeavor to drive value-generating sustainability practices and decarbonization at scale.
Human Capital Management
Blackstone’s employees are integral to our culture of integrity, professionalism, excellence and cooperation. The intellectual capital collectively possessed by our employees is our most important asset. We hire qualified people, train them and encourage them to work together to provide their best thinking to the firm for the benefit of the investors in the funds we manage. As of December 31, 2021, we employed approximately 3,795 people. During 2021, our total number of employees increased by approximately 630.
Our board of directors plays an active role in overseeing our human capital management efforts. To that end, senior management reviews with our board of directors management succession planning and development and other key aspects of our talent management strategy.
Employee and Community Engagement
Blackstone is committed to ensuring our employees are engaged with their work and with their local communities. To that end, Blackstone regularly gathers feedback from our employees via internal and/or external surveys to assess employee engagement and satisfaction and develop targeted solutions. Blackstone also supports its employee affinity networks which are dedicated to recruiting, retaining and raising awareness of diverse groups through speaker series, networking events, service opportunities and mentoring relationships.
In addition, the Blackstone Charitable Foundation (“BXCF”) was established in 2007, and is committed to supporting Blackstone’s goal of creating economic opportunity for under-resourced communities. This includes, among other initiatives, its signature Blackstone LaunchPad network, which helps college and university students gain entrepreneurial experiences and competencies to build successful companies and careers, and BX Connects, a global program that provides Blackstone employees with the opportunity to make a difference through community service, volunteer projects, mentoring and non-profit
board service. BX Connects uses the firm’s scale, talent and resources to make grants, develop nonprofit partnerships and create employee engagement opportunities. Approximately 85% of our employees engaged globally with BXCF’s charitable initiatives in 2021.
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

Blackstone offers a wide range of learning and professional development opportunities, both formally and informally, to help employees advance their careers and maximize the value they can add to the global firm. Incoming analyst classes are provided with training that spans several weeks. In addition, our new hires are provided with training and other opportunities to help them thrive in our culture, including through our Culture Program and our Leadership Speaker Series. Blackstone employees are trained or enrolled in compliance training when they start at the firm and we retrain employees globally at least once annually. Over the course of their careers at Blackstone, employees are offered learning opportunities in a number of areas including leadership and management development and communication skills, among others. We offer a global development curriculum on key capabilities required to succeed at Blackstone, and we partner with external organizations to deliver training programs for our employees. We consistently seek to create visibility and opportunities for talent to take on roles beyond their current positions, and for managers to connect regularly to discuss and match talent with critical roles. These efforts result in cross-pollination of talent that we believe engages our people and generates stronger outcomes for the firm.
As discussed below, we seek to retain and incentivize the performance of our employees through our compensation structure. We also enter into non-competition
and
non-solicitation
agreements with certain employees. See “Part III. Item 11. Executive Compensation —
Non-Competition
and
Non-Solicitation
Agreements” for a description of the material terms of such agreements.
Diversity, Equity and Inclusion (“DEI”)
We believe a diverse and inclusive workforce makes us better investors and a better firm. We are committed to attracting, developing and advancing a diverse workforce that represents a spectrum of backgrounds, identities and experiences. We are focused on embedding DEI principles to maintain a culture of equity and inclusion. We believe this will leverage the diversity of our workforce and deliver results for our investors.
To that end, our talent acquisition platform includes programs aimed at expanding diversity at Blackstone and in financial services, such as the Blackstone Future Women Leaders program and the Blackstone Diverse Leaders program. Our employees are invited to participate in our internal affinity networks, which seek to engage, connect and create a supportive environment for our employees, including by hosting speaker series, professional development panels and social events. These networks include the Blackstone Women’s Initiative, the Blackstone Diverse Professionals Network, OUT Blackstone and the Blackstone Veterans Network. We have also achieved a score of 100% on the Human Rights Campaign Corporate Equality Index, earning the designation as a “Best Place to Work for LGBT+ Equality” for the fourth year in a row.
We believe diversity of thought and experience builds better businesses. We seek to ensure that the board of directors is composed of members whose collective experience, qualifications and skills will allow the board to effectively satisfy its oversight responsibilities. We also recognize that diversity is an important component of effective governance.
One-third
of our board of directors is diverse. Likewise, with respect to our portfolio companies, in 2021 we announced that we will target at least one-third
diverse representation on new controlled portfolio company boards in the U.S. and Europe. We also launched our Career Pathways pilot program, creating economic opportunity across our portfolio through career mobility and ensuring select portfolio companies have access to the largest pool of talent.
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
Blackstone also offers comprehensive and competitive benefits to its full-time employees, including primary and secondary caregiver leave, adoption leave, phased back to work, fertility coverage, back up childcare and more. We continually evaluate and enhance our offerings to meet the needs of our employees. We recently introduced additional family planning benefits for U.S. employees such as enhancing infertility benefits to include cryopreservation and extending primary caregiver leave to 20 weeks (up from 16 weeks).
Health and Wellness
We care greatly about the health, safety and wellbeing of our employees. We offer employee well-being programs, including an online therapy program and access to an education platform with coaching to support working parents and caretakers caring for children who have behavioral problems, autism or developmental disabilities. We also provide access to programs to further assist our employees in managing their lives outside of work, such as group legal services to help with estate planning and surrogacy agreements.
In response to the
COVID-19
pandemic, our primary focus has been the safety and wellbeing of our employees and their families and the seamless functioning of the firm in serving our investors, and our shareholders. Where remote work has been appropriate or recommended under local government guidelines, our technology infrastructure has proven to be robust and capable of supporting a remote work model. Our return to office protocols have been developed and implemented consistent with local government guidelines, with social distancing, vaccination requirements for office attendance in certain jurisdictions and other safety protocols in place. We have invested over $28.7 million in extensive measures to ensure employee safety, including regular testing, contact tracing technology and commutation benefits. We continue to monitor applicable public health and government guidance and the proliferation of variants.
Data Privacy and Security
Blackstone is committed to privacy and data protection. These topics are included in routine training received at least once annually by employees. Data privacy is typically addressed in the Global Head of Compliance’s annual update to our board of directors. Blackstone’s approach to data protection is set out in our Online Privacy Notice and its Investor Data Privacy Notice. Our Data Policy and Strategy Officer oversees privacy, data protection and information risk management efforts, leading the privacy and data protection function, which conducts privacy impact assessments, implements privacy-by-design
initiatives and reconciles global privacy programs with local privacy requirements. Our privacy function also supports the Data Protection Operating Committee, Blackstone’s global privacy compliance steering committee.

Blackstone has built a dedicated cybersecurity team and maintains a comprehensive cybersecurity program to protect our systems, our operations and the data entrusted to us by our investors, employees, portfolio companies and business partners. Blackstone’s cybersecurity program is led by our Chief Information Security Officer, who works closely with our senior management to develop and advance the firm’s cybersecurity strategy and regularly reports to our board of directors and the audit committee of our board of directors on cybersecurity matters. We believe that cybersecurity is a team effort — every employee has a responsibility to help protect the firm and secure its data. We conduct regular testing at least once a year to identify vulnerabilities before they can be exploited by attackers, using automated tools and “white hat” hackers. We examine and validate our program every two to three years with third parties, measuring it against industry standards and established frameworks, such as the National Institute of Standards and Technology and Center for Internet Security. We have a comprehensive Security Incident Response Plan to ensure that any non-routine
events are properly escalated. These plans are validated at least annually through a cyber incident tabletop exercise to consider the types of decisions that would need to be made in the event of a cyber incident. We have engaged in scenario planning exercises around cyber incidents.
Regulatory and Compliance Matters
Our businesses, as well as the financial services industry generally, are subject to extensive regulation in the United States and in many of the markets in which we operate.
Many of our businesses are subject to compliance with laws and regulations of U.S. federal and state governments,
non-U.S.
governments, their respective agencies and/or various self-regulatory organizations or exchanges. The SEC and various self-regulatory organizations, state securities regulators and international securities regulators have in recent years increased their regulatory activities, including regulation, examination and enforcement in respect of asset management firms, including Blackstone. Any failure to comply with these regulations could expose us to liability and/or damage our reputation. Our businesses have operated for many years within a legal framework that requires us to monitor and comply with a broad range of legal and regulatory developments that affect our activities. However, additional legislation, changes in rules promulgated by financial regulatory authorities or self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or abroad, may directly affect our mode of operation and profitability.
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
Blackstone Securities Partners L.P. (“BSP”), a subsidiary through which we conduct our capital markets business and certain of our fund marketing and distribution, is registered as a broker-dealer with the SEC and is subject to regulation and oversight by the SEC, is a member of the Financial Industry Regulatory Authority, or “FINRA,” and is registered as a broker-dealer in 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the Virgin Islands. In addition, FINRA, a self-regulatory organization subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including BSP. State securities regulators also have regulatory oversight authority over BSP.

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
by us.
Pursuant to the U.K. Financial Services and Markets Act 2000, or “FSMA,” certain of our subsidiaries are subject to regulations promulgated and administered by the Financial Conduct Authority (“FCA”). The FSMA and rules promulgated thereunder form the cornerstone of legislation which governs all aspects of our investment business in the United Kingdom, including sales, research and trading practices, provision of investment advice, use and safekeeping of client funds and securities, regulatory capital, recordkeeping, approval standards for individuals, anti-money laundering, periodic reporting and settlement procedures. The Blackstone Group International Partners LLP (“BGIP”) acts as a sub-advisor
to its Blackstone U.S. affiliates in relation to the investment and re-investment
of Europe, Middle East and Africa (“EMEA”) based assets of Blackstone Funds, arranging transactions to be entered into by or on behalf of Blackstone Funds, and providing certain related services. Until December 31, 2020, BGIP had a MiFID II (as defined herein) cross-border passport to provide investment services into the European Economic Area (“EEA”). As of January 1, 2021, as a result of the U.K.’s withdrawal from the European Union, BGIP no longer has a MiFID II passport. Consequently, BGIP can only provide investment services in the certain EEA jurisdictions where it has obtained a domestic license on a cross-border services basis (currently, Belgium, Denmark, Finland and Italy), or can operate pursuant to an exemption or relief (currently Ireland, Lichtenstein and Norway), although in certain cases with time limitations. BGIP’s principal place of business is in London and it has representative offices or corporate branches in Abu Dhabi, Italy and France.
Blackstone Ireland Limited (formerly known as Blackstone / GSO Debt Funds Management Europe Limited) (“BIL”) is authorized and regulated by the Central Bank of Ireland (“CBI”) as an Investment Firm under the (Irish) European Union (Markets in Financial Instruments) Regulations 2017, which largely implements MiFID II in Ireland. BIL’s principal activity is the provision of management and advisory services to certain CLO and sub-advisory
services to certain affiliates. Blackstone Ireland Fund Management Europe Limited (formerly known as Blackstone / GSO Debt Funds Management Europe II Limited) (“BIFM”) is authorized and regulated by the CBI as an Alternative Investment Fund Manager under the (Irish) European Union (Alternative Investment Fund Managers Regulations) 2013 (“AIFMRs”), which largely implements the EU Alternative Investment Fund Managers Director (“AIFMD”) in Ireland. BIFM acts as AIFM and provides investment management functions including portfolio management, risk management, administration, marketing and related activities to its alternative investment funds in accordance with AIFMRs and the conditions imposed by the CBI as set out in the CBI’s alternative investment fund rulebook.
Blackstone Europe Fund Management S.à r.l. (“BEFM”) is an authorized Alternative Investment Fund Manager under the Luxembourg Law of 12 July 2013 on alternative investment fund managers (as amended, the “AIFM Law”), which largely implements AIFMD in Luxembourg. BEFM may also provide discretionary portfolio management services, investment advice and reception and transmission of orders in accordance with article 5(4) of the AIFM Law. BEFM provides investment management functions including portfolio management, risk management, administration, marketing and related activities to the assets of its alternative investment funds, in accordance with the AIFM Law and the regulatory provisions imposed by the
Commission de Surveillance du Secteur Financier
in Luxembourg. As of January 1, 2021, BEFM promotes Blackstone products and services in European countries where BGIP is not otherwise licensed to do so. BEFM has a branch in Paris, which provides marketing services and where distribution and deal sourcing individuals are based.
Certain Blackstone operating entities are licensed and subject to regulation by financial regulatory authorities in Japan, Hong Kong, Australia and Singapore: The Blackstone Group Japan K.K., a financial instruments firm, is registered with Kanto Local Finance Bureau and regulated by the Japan Financial Services Agency; The Blackstone Group (HK) Limited is regulated by the Hong Kong Securities and Futures Commission; The Blackstone Group (Australia) Pty Limited and Blackstone Real Estate Australia Pty Limited each holds an Australian financial services license authorizing it to provide financial services in Australia and is regulated by the Australian Securities and Investments Commission; and Blackstone Singapore Pte. Ltd. is regulated by the Monetary Authority of Singapore.
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
Our enterprise risk management framework is designed to manage non-investment
risk areas across the firm, such as strategic, financial, human capital, legal, operational, regulatory, reputational and technology risks. Our enterprise risk committee aims to identify, assess, monitor and mitigate such key enterprise risks at the corporate, business unit and fund level. The enterprise risk committee is chaired by our Chief Financial Officer and is comprised of senior management across business units, corporate functions and regions. Senior management reports to the audit committee of the board of directors on the agenda of risk topics evaluated by the enterprise risk committee and provides periodic risk reports, an overview of its view on key risks to the firm and detailed assessments of selected risks, as applicable. Our firmwide valuation committee reviews the valuation process for investments held by us and our investment vehicles, including the application of appropriate valuation standards on a consistent basis. The firmwide valuation committee is chaired by our Chief Financial Officer and is comprised of senior heads of Blackstone’s businesses and representatives from legal and finance. The review committees and/or investment committees of our businesses review and evaluate investment opportunities in a framework that includes a qualitative and quantitative assessment of the key risks of investments. See “— Investment Process and Risk Management.”
There are a number of pending or recently enacted legislative and regulatory initiatives that could significantly affect our business. Please see “— Item 1A. Risk Factors — Risks Related to Our Business — Financial regulatory changes in the United States could adversely affect our business” and “— Complex regulatory regimes and potential regulatory changes in jurisdictions outside the United States could adversely affect our business.”
Available Information
Effective August 6, 2021, The Blackstone Group Inc. changed its name to Blackstone Inc. Effective July 1, 2019, Blackstone Inc. converted from a Delaware limited partnership to a Delaware corporation. Blackstone was formed as a Delaware limited partnership on March 12, 2007.
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
Risks Related to Our Business
Significant setbacks in the reopening of the global economy or reinstatement of lockdowns or other restrictions as a result of the ongoing
COVID-19
pandemic may adversely impact our performance and results of operations.
The impact of the
COVID-19
pandemic has rapidly evolved around the globe, with many countries, at various times, taking meaningful measures to limit the spread of the virus by instituting quarantines or lockdowns, imposing travel restrictions and vaccination mandates for certain workers or activities and limiting operations of certain non-essential
businesses. In 2021, the global economy began reopening and robust economic activity supported a continued recovery. However, the emergence of
COVID-19
variants and related surges in
COVID-19
cases have contributed to certain setbacks to reopening and could trigger the reinstatement of restrictions, including mandatory business shut-downs, travel restrictions, reduced business operations and social distancing requirements. Many medical and public health experts believe that
COVID-19
could perpetually reoccur for years, such as seasonally in winter, and even if generally ceasing to be fatal for most people, such reoccurrence could increase the possibility of periods of increased restrictions on business operations. The longer the pandemic impacts activity levels in the locations and sectors in which we and our portfolio companies operate, the more likely it is to have a sustained, material impact on the economy and on us. These and other factors may delay a return to pre-pandemic,
ordinary course economic activity, or cause the U.S. economy or other major global economies to experience contraction or slower growth. In addition, the
COVID-19
pandemic continues to cause labor shortages and disrupt global supply chains, particularly given China’s strict recurrent COVID restrictions, which has contributed to prolonged disruptions. The
COVID-19
pandemic is also contributing to growing inflationary pressures, particularly in the U.S., where inflation continues to show signs of acceleration. All of the above may adversely impact our business, financial condition, results of operations, liquidity and prospects materially and would also exacerbate many of the other risks discussed in this “Risk Factors” section.

Even though the
COVID-19
pandemic has been gradually subsiding, the market turmoil and other changes associated with the pandemic may have lasting effects on our business and operations. The proliferation of remote working may result in long-term changed market and consumer and workplace practices that could negatively impact us and our business. Increased adoption of and familiarity with remote work practices could result in continued decreased demand for business and leisure travel, hotel stays, conference facilities, select U.S. urban residential and office assets, diesel fuel and gasoline. In addition, consumer practices and demands may permanently, or for an extended period, change from what they were prior to the onset of
COVID-19,
including avoiding activities where people are in close proximity to each other, which could adversely affect certain of our investments. Failure of our investment strategies to adapt to these and other changes could adversely impact the returns on our investments.
Adverse impacts on our business as a result of the
COVID-19
pandemic have included, and may in the future include, but are not limited to:

•
Performance Revenues
. During parts of 2020 and 2021, our ability to realize value from our investments was adversely impacted by decreased portfolio company revenues and earnings, lack of potential buyers with financial resources to pursue an acquisition, and limited access to the equity capital markets. Although the continuing market recovery has contributed to meaningful capital deployment and realizations, a potential market downturn, a slower economic recovery, inflationary pressures, and associated declines in the value of investments as well as limited capital deployment and realization opportunities could reduce our performance revenues.

•
Management Fees
. While continuing market recovery has contributed to meaningful capital deployment, realization and fundraising activity, another potential market downturn may cause us to experience a decline in the pace of our investments or in the pace of our fundraising for new or successor funds or in the value of funds charging management fees based on net asset value. In such a situation, our fee revenues could experience declining growth or decrease.

•
Investment Performance
. Many of our investments are in industries that were materially impacted by
COVID-19.
For example, in 2020, certain investments in our real estate portfolio, such as those in the hospitality, location-based entertainment and retail sectors and, in certain geographies, in the office and residential sectors as well as in our private equity portfolio, such as those in the travel, leisure and events sectors, experienced material reductions in value. We have also seen an increasing focus toward rent regulation as a means to address residential affordability caused by undersupply of housing in certain markets in the U.S. and Europe. Such conditions (which may be across industries, sectors or geographies) may contribute to adverse operating performance, including by moderating rent growth in certain geographies and markets in our residential portfolio. While nearly all portfolio companies that completely or partially suspended operations during the pandemic have fully reopened, we cannot predict if any such companies will have to completely or partially suspend operations again in the future. If we experience another meaningful disruption in activity like the one caused by
COVID-19,
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

•
Liquidity
. In 2020, our portfolio companies faced, and may face in the future, increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams, and limited access or higher cost of financing, which may result in potential impairment of our or our funds’ investments. Changes in the debt financing markets impacted, and may in the future impact, the ability of our portfolio companies to meet their respective financial obligations. For example, the initial outbreak of the pandemic created additional pressure for certain of our portfolio companies’ and investments’ liquidity needs, including by adversely impacting rent collection and operational performance in certain sectors and geographies. Although we have multiple sources of liquidity to meet our capital needs, changes in the debt financing markets may also in the future impact our ability to refinance our debt obligations. In addition, borrowers of loans, notes and other credit instruments in our credit funds’ portfolios may be unable to meet their principal or interest payment obligations or satisfy financial covenants, and tenants leasing real estate properties owned by our funds may not be able to pay rents in a timely manner or at all, resulting in a decrease in value of our funds’ credit and real estate investments and lower than expected return. Another period of significant dislocation in the credit markets like the one we experienced in the first quarter of 2020, during which the liquidity of certain assets traded in the credit markets was limited, could impact the value of certain assets held by our real estate debt, credit and Hedge Fund Solutions funds, such funds’ ability to sell assets at attractive prices or in a timely manner in order to avoid losses and the likelihood of margin calls from credit providers. In addition, a sudden contraction of liquidity in the credit markets, including as a result of overwhelming desire for liquidity on the part of market participants, is likely to exacerbate the likelihood of forced sales of assets and margins calls, which would result in further declines in the value of assets. For example, in our Hedge Funds Solutions segment, such a contraction could cause investors to seek liquidity in the form of redemptions from our funds, adversely impacting management fees.

•
Operational Risks
. The emergence of
COVID-19
variants and rising case counts in certain geographies have contributed to periods of increased remote work, including for our employees. While our technology infrastructure has supported remote work, such working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the
COVID-19
pandemic. In addition, third party service providers on whom we have become increasingly reliant for certain aspects of our business, including for certain technology platforms (including cloud-based services) and the administration of certain funds, could be impacted by an inability to perform due to
COVID-19
restrictions or by failures of, or attacks on, their technology platforms.

•
Employee-Related Risks
.
COVID-19
continues to present a threat to our employees’ and their families’ well-being. Our employees or executive officers may become sick or otherwise unable to perform their duties for an extended period of time, and extended public health restrictions and remote working arrangements may impact employee morale. In addition to any potential impact of such extended illness on our operations, we may be exposed to the risk of litigation by our employees against us for, among other things, failure to take adequate steps to protect their well-being, particularly in the event they become sick after a return to the office. A prolonged period of remote work may also make it more difficult to integrate new employees and maintain our culture. Conversely, requiring our employees to return to the office full or part time, particularly if other companies decide to offer extended flexibility to work remotely, may make it more difficult to recruit and retain talent.

The extent to which the
COVID-19
pandemic will affect our business, financial condition, results of operations, liquidity and prospects materially will depend on future developments, including the duration, spread and intensity of the pandemic, the emergence of new variants of the virus, the distribution and acceptance of vaccines, the duration of government measures to mitigate the pandemic and how quickly and to what extent normal economic and operating conditions resume, all of which are uncertain and difficult to predict.
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
Turmoil in the global financial markets can provoke significant volatility of equity and debt securities prices. This can have a material and rapid impact on our mark-to-market
valuations, particularly with respect to our public holdings and credit investments. Geopolitical concerns and other global events, including, without limitation, trade conflict, civil unrest, national and international political circumstances (including outbreak of war, terrorist acts or security operations) and pandemics or other severe public health events, have contributed and may continue to contribute to volatility in global equity and debt markets. For example, the Chinese government has in recent years implemented a number of measures to control the rate of economic growth in the country, including by raising interest rates and adjusting deposit reserve ratios for commercial banks, and through other measures designed to tighten credit and liquidity. A slowing of China’s growth rate could have a systemic impact on the global economy and on equity and debt markets. As publicly traded equity securities have in recent years represented an increasingly significant proportion of the assets of many of our funds, stock market volatility, including a sharp decline in the stock market may adversely affect our results, including our revenues and net income. In addition, our public equity holdings have at times been concentrated in a few large positions, thereby making our unrealized mark-to-market
valuations particularly sensitive to sharp changes in the price of any of these positions. Further, although the equity markets are not the only means by which we exit investments, should we experience another period of challenging equity markets, our funds may experience increased difficulty in realizing value from investments.
In addition, inflation in the U.S. continues to show meaningful signs of acceleration and is likely to continue in the near- to medium-term. Further, heightened competition for workers, supply chain issues and rising energy and commodity prices have contributed to increasing wages and other inputs. Higher inflation and rising input costs may put pressure on our portfolio companies’ profit margins, particularly where pricing power is lacking. Similarly, in the case of real estate, inflation can negatively impact the profitability of certain real estate assets, such as those with long-term leases that do not provide for short-term rent increases. This would have an adverse impact on the valuations of such investments in our funds and adversely affect our performance and results of operations.
In addition to the factors described above, other factors described herein that may affect market, economic and geopolitical conditions, and thereby adversely affect our business include, without limitation:

•	economic slowdown in the U.S. and internationally,

•	changes in interest rates and/or a lack of availability of credit in the U.S. and internationally, and

•	changes in law and/or regulation, and uncertainty regarding government and regulatory policy, including in connection with the current administration.

A period of economic slowdown, which may be across one or more industries, sectors or geographies, could contribute to adverse operating performance for certain of our funds’ investments, which would adversely affect our operating results and cash flows.
Countries and industries around the globe continue to grapple with the economic impacts of the
COVID-19
pandemic. Although meaningful global economic recovery is underway, such recovery may continue to be uneven and characterized by dispersion across sectors and regions. Any deceleration in the rate of global growth in certain industries, sectors or geographies may contribute to poor financial results at our funds’ portfolio companies, which may result in lower investment returns for our funds. For example, periods of economic weakness have and may in the future contribute to a decline in commodity prices and/or volatility in the oil and natural gas markets, each of which would have an adverse effect on our energy investments. The performance of our funds’ portfolio companies would also likely be negatively impacted if pressure on wages and other inputs increasingly pressure profit margins. To the extent the performance of those portfolio companies, as well as valuation multiples, do not improve, our funds may sell those assets at values that are less than we projected or even a loss, thereby significantly affecting those investment funds’ performance. In addition, as the governing agreements of our funds contain only limited requirements regarding diversification of fund investments (by, for example, sector or geographic region), during periods of economic slowdown in certain sectors or regions, the impact on our funds may be exacerbated by concentration of investments in such sector or region. As a result, our ability to raise new funds, as well as our operating results and cash flows could be adversely affected.
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
An increase in interest rates and other changes in the financial markets could negatively impact the values of certain assets or investments and the ability of our funds and their portfolio companies to access the capital markets on attractive terms, which could adversely affect investment and realization opportunities, lead to lower-yielding investments and potentially decrease our net income.
Interest rates have remained at relatively low levels on a historical basis and the U.S. Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2021. However, in early 2022, in light of increasing signs of inflation, the U.S. Federal Reserve indicated that it foresees up a to a three quarter-percentage point increase in interest rates in 2022, beginning as early as March 2022. The U.S. Federal Reserve has also indicated that it expects continued increases in interest rates in 2023 and 2024. A period of sharply rising interest rates could create downward pressure on the price of real estate and decrease the value of fixed-rate debt investments made by our funds, each of which may have an adverse impact on our business. Further, should the equity markets experience a period of sustained declines in values as a result of concerns regarding rising interest rates, our funds may face increased difficulty in realizing value from investments.
An increase in interest rates could increase the cost of debt financing for the transactions our funds pursue. Further, a significant contraction or weakening in the market for debt financing or other adverse change relating to the terms of debt financing (such as, for example, higher equity requirements and/or more restrictive covenants), particularly in the area of acquisition financings for private equity and real estate transactions, could have a material adverse impact on our business. For example, a portion of the indebtedness used to finance certain fund investments often includes high-yield debt securities issued in the capital markets. Availability of capital from the high-yield debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment. Further, the financing of acquisitions or the operations of our funds’ portfolio companies with debt may become less attractive due to limitations on the deductibility of corporate interest expense. See “— Changes in U.S. and foreign taxation of businesses and other tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely affect us, including by adversely impacting our effective tax rate and tax liability.”

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
A decline in the pace or size of investments made by our funds may adversely affect our revenues.
The revenues that we earn are driven in part by the pace at which our funds make investments and the size of those investments, and a decline in the pace or the size of such investments may reduce our revenues. In particular, in recent years we have meaningfully increased the number of perpetual capital vehicles we offer and the assets under management in such vehicles, particularly in our Real Estate and Credit & Insurance segments. The fees we earn from our perpetual capital vehicles, including our Core+ real estate strategy, represent a significant and growing portion of our overall revenues. If our funds, including our perpetual capital vehicles, are unable to deploy capital at a sufficient pace, our revenues would be adversely impacted. Many factors could cause a decline in the pace of investment, including a market environment characterized by relative high prices, the inability of our investment professionals to identify attractive investment opportunities, competition for such opportunities among other potential acquirers, decreased availability of capital on attractive terms. Further, we may fail to consummate identified investment opportunities because of business, regulatory or legal complexities or uncertainty and adverse developments in the U.S. or global economy, financial markets or geopolitical conditions, and our ability to deploy capital in certain countries may be adversely impacted by U.S. and foreign government policy changes and regulations. For example, our ability to deploy capital in China has been adversely impacted by policies and regulations in China and the U.S. The U.S. House of Representatives recently passed a bill that, if enacted its current or a similar form, would subject certain outbound investments from the U.S. into China to heightened review by the U.S. government, which could further negatively impact our ability to deploy capital in China. See “— Laws and regulations on foreign direct investment applicable to us and our portfolio companies, both within and outside the U.S., may make it more difficult for us to deploy capital in certain jurisdictions or to sell assets to certain buyers.”
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
For certain of our vehicles, including our core+ real estate funds, infrastructure funds and other of our perpetual capital vehicles, which have in recent years become increasing large contributors to our earnings, our incentive income is paid between quarterly and every five years. The varying frequency of these payments will contribute to the volatility of our cash flow. Furthermore, we earn this incentive income only if the net asset value of a vehicle has increased or, in the case of certain vehicles, increased beyond a particular return threshold, or if the vehicle has earned a net profit. Certain of these vehicles also have “high water marks” whereby we do not earn incentive income during a particular period even though the vehicle had positive returns in such period as a result of losses in prior periods. If one of these vehicles experiences losses, we will not earn incentive income from it until it surpasses the previous high water mark. The incentive income we earn is therefore dependent on the net asset value or the net profit of the vehicle, which could lead to significant volatility in our results.

Adverse economic and market conditions may adversely affect the amount of cash generated by our businesses, and in turn, our ability to pay dividends to our stockholders.
We primarily use cash to, without limitation (a) provide capital to facilitate the growth of our existing businesses, which principally includes funding our general partner and co-investment
commitments to our funds, (b) provide capital for business expansion, (c) pay operating expenses, including cash compensation to our employees, and other obligations as they arise, including servicing our debt and (d) pay dividends to our stockholders, make distributions to the holders of Blackstone Holdings Partnership Units and make repurchases under our share repurchase program. Our principal sources of cash are: (a) cash we received in connection with our prior bond offerings, (b) management fees, (c) realized incentive fees and (d) realized performance allocations, which is the sum of Realized Principal Investment Income and Realized Performance Revenues less Realized Performance Compensation. We have also entered into a $2.25 billion revolving credit facility with a final maturity date of November 24, 2025. Our long-term debt totaled $7.9 billion in borrowings from our prior bond issuances. As of December 31, 2021, we had $250.0 million of borrowings outstanding under our revolving credit facility, which borrowings were repaid subsequent to December 31, 2021. As of December 31, 2021, we had $2.1 billion in Cash and Cash Equivalents, $658.1 million invested in Corporate Treasury Investments and $3.3 billion in Other Investments.
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
We depend on the efforts, skill, reputations and business contacts of our founder, Stephen A. Schwarzman, our President, Jonathan D. Gray, and other key senior managing directors, the information and deal flow they generate during the normal course of their activities and the synergies among the diverse fields of expertise and knowledge held by our professionals. Accordingly, our success will depend on the continued service of these individuals, who are not obligated to remain employed with us. Several key senior managing directors have left the firm in the past and others may do so in the future, and we cannot predict the impact that the departure of any key senior managing director will have on our ability to achieve our investment objectives. For example, the governing agreements of many of our funds generally provide investors with the ability to terminate the investment period in the event that certain “key persons” in the fund do not provide the specified time commitment to the fund or our firm ceases to control the general partner. The loss of the services of any key senior managing directors could have a material adverse effect on our revenues, net income and cash flows and could harm our ability to maintain or grow assets under management in existing funds or raise additional funds in the future. We have historically relied in part on the interests of these professionals in the investment funds’ carried interest and incentive fees to discourage them from leaving the firm. However, to the extent our investment funds perform poorly, thereby reducing the potential for carried interest and incentive fees, their interests in carried interest and incentive fees become less valuable to them and become less effective as incentives for them to continue to be employed at Blackstone.
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

Our publicly traded structure and other factors may adversely affect our ability to recruit, retain and motivate our senior managing directors and other key personnel, which could adversely affect our business, results and financial condition.
Our most important asset is our people, and our continued success is highly dependent upon the efforts of our senior managing directors and other professionals. Our future success and growth depend to a substantial degree on our ability to retain and motivate our senior managing directors and other key personnel and to strategically recruit, retain and motivate new talented personnel. Our senior managing directors’ compensation generally includes awards of Blackstone equity interests that entitle the holder to cash distributions or dividends. Our current senior managing directors own a meaningful amount of such equity interests (including Blackstone Holdings Partnership units). The value of such equity interests, however, and the distributions or dividends in respect thereof, may not be sufficient to retain and motivate our senior managing directors and other key personnel, nor may they be sufficiently attractive to strategically recruit, retain and motivate new talented personnel.
Additionally, the minimum retained ownership requirements and transfer restrictions to which these interests are subject in certain instances lapse over time, may not be enforceable in all cases and can be waived. There is no guarantee that the non-competition
and
non-solicitation
agreements to which our senior managing directors are subject, together with our other arrangements with them, will prevent them from leaving, joining our competitors or otherwise competing with us or that these agreements will be enforceable in all cases. In addition, these agreements will expire after a certain period of time, at which point each of our senior managing directors would be free to compete against us and solicit investors in our funds, clients and employees.
We might not be able to provide future senior managing directors with interests in our business to the same extent or with the same tax consequences from which our existing senior managing directors previously benefited. For example, U.S. Federal income tax law currently imposes a three-year holding period requirement for carried interest to be treated as long-term capital gain. The holding period requirement may result in some of our carried interest being treated as ordinary income, which would materially increase the amount of taxes that our employees and other key personnel would be required to pay. Moreover, the tax treatment of carried interest continues to be an area of focus for policymakers and government officials, which could result in further regulatory action by federal or state governments. See “— Changes in U.S. and foreign taxation of businesses and other tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely affect us, including by adversely impacting our effective tax rate and tax liability.” In addition, certain states have temporarily increased the income tax rate for the state’s highest earners, which could subject certain of our personnel to the highest combined state-and-local
tax rate in the United States. Potential tax rate increases and changes to the tax treatment of carried interest and in applicable tax laws, along with changing opinions regarding living in some geographies where we have offices, may adversely affect our ability to recruit, retain and motivate our current and future professionals.
Alternatively, the value of the equity awards we issue senior managing directors at any given time may subsequently fall (as reflected in the market price of common stock), which could counteract the incentives we are seeking to induce in them. Therefore, in order to recruit and retain existing and future senior managing directors, we may need to increase the level of compensation that we pay to them, which would cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. In addition, issuance of equity interests in our business in the future to senior managing directors and other personnel would dilute public common stockholders.

We strive to maintain a work environment that reinforces our culture of collaboration, motivation and alignment of interests with investors. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain this culture, particularly in light of rapid and significant growth in our employee population, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations.
The asset management business is intensely competitive.
The asset management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to clients, investor liquidity and willingness to invest, fund terms (including fees), brand recognition and business reputation. Our asset management business competes with a number of private equity funds, specialized investment funds, hedge funds, funds of hedge funds and other sponsors managing pools of capital, as well as corporate buyers, traditional asset managers, commercial banks, investment banks and other financial institutions (including sovereign wealth funds), and we expect that competition will continue to increase. For example, certain traditional asset managers have developed their own private equity platforms and are marketing other asset allocation strategies as alternatives to hedge fund investments. Additionally, developments in financial technology, or fintech, such as distributed ledger technology, or blockchain, have the potential to disrupt the financial industry and change the way financial institutions, as well as asset managers, do business. A number of factors serve to increase our competitive risks:

•	a number of our competitors in some of our businesses have greater financial, technical, research, marketing and other resources and more personnel than we do,

•	some of our funds may not perform as well as competitors’ funds or other available investment products,

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

•
some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make or to seek exit opportunities through different channels, such as special purpose acquisition vehicles (“SPACs”),

•
some of our competitors may be more successful than us in the development of new products to address investor demand for new or different investment strategies and/or regulatory changes, including with respect to products with mandates that incorporate ESG considerations, or products that are targeted toward retail or insurance capital,

•
there are relatively few barriers to entry impeding new alternative asset fund management firms, and the successful efforts of new entrants into our various businesses, including former “star” portfolio managers at large diversified financial institutions as well as such institutions themselves, is expected to continue to result in increased competition,

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
Our business depends in large part on our ability to raise capital from third party investors. A failure to raise capital from third party investors on attractive fee terms or at all, would impact our ability to collect management fees or deploy such capital into investments and potentially collect Performance Allocations, which would materially reduce our revenue and cash flow and adversely affect our financial condition.
Our ability to raise capital from third party investors depends on a number of factors, including certain factors that are outside our control. Certain factors, such as the performance of the stock market and the asset allocation rules or investment policies to which such third party investors are subject, could inhibit or restrict the ability of third party investors to make investments in our investment funds or the asset classes in which our investment funds invest. For example, state politicians and lawmakers across a number of states, including Pennsylvania and Florida, have continued to put forth proposals or expressed intent to take steps to reduce or minimize the ability of their state pension funds to invest in alternative asset classes, including by proposing to increase the reporting or other obligations applicable to their state pension funds that invest in such asset classes. Such proposals or actions would potentially discourage investment by such state pension funds in alternative asset classes by imposing meaningful compliance burdens and costs on them, which could adversely affect our ability to raise capital from such state pension funds. Other states could potentially take similar actions, which may further impair our access to capital from an investor base that has historically represented a significant portion of our fundraising. In addition, volatility in the valuations of investments, has in the past and may in the future affect our ability to raise capital from third party investors. To the extent periods of volatility are coupled with a lack of realizations from investors’ existing private equity and real estate portfolios, such investors may be left with disproportionately outsized remaining commitments to a number of investment funds, which significantly limits such investors’ ability to make new commitments to third party managed investment funds such as those managed by us. In addition, we have increasingly undertaken initiatives to increase the number and type of investment products we offer to retail investors. Certain of our investment vehicles that are available to such investors are subject to state registration requirements that impose limits on the proportion of such investors’ net worth that can be invested in our products. These restrictions may limit such investors’ ability or willingness to allocate capital to such products and adversely affect our fundraising in the retail channel.
Our ability to raise new funds could similarly be hampered if the general appeal of real estate, private equity and other alternative investments were to decline. An investment in a limited partner interest in an alternative investment fund is generally more illiquid and the returns on such investment may be more volatile than an investment in securities for which there is a more active and transparent market. In periods of positive markets and low volatility, for example, investors may favor passive investment strategies such as index funds over our actively managed investment vehicles. Alternative investments could also fall into disfavor as a result of concerns about liquidity and short-term performance. Such concerns could be exhibited, in particular, by public pension funds, which have historically been among the largest investors in alternative assets. Many public pension funds are significantly underfunded and their funding problems have been, and may in the future be, exacerbated by economic downturn. Concerns with liquidity could cause such public pension funds to reevaluate the appropriateness of alternative investments. Although a number of investors, including certain public pension funds, have increased their allocations to alternative investments in recent years, there is no assurance that this will continue or that our ability to raise capital from investors will not be hampered. In addition, our ability to raise capital from third parties outside of the U.S. could be limited to the extent other countries, such as China, impose restrictions or limitations on outbound foreign investment.
Moreover, certain institutional investors are demonstrating a preference to in-source
their own investment professionals and to make direct investments in alternative assets without the assistance of alternative asset advisers like us. Such institutional investors may become our competitors and could cease to be our clients. As some existing investors cease or significantly curtail making commitments to alternative investment funds, we may need to identify and attract new investors in order to maintain or increase the size of our investment funds. There are no assurances that we can find or secure commitments from those new investors or that the fee terms of the commitments from such new investors will be consistent with the fees historically paid to us by our investors. If economic conditions were to deteriorate or if we are unable to find new investors, we might raise less than our desired amount for a given fund. Further, as we seek to expand into other asset classes, we may be unable to raise a sufficient amount of capital to adequately support such businesses. A failure to successfully raise capital could materially reduce our revenue and cash flow and adversely affect our financial condition.
In connection with raising new funds or making further investments in existing funds, we negotiate terms for such funds and investments with existing and potential investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than for prior funds we have managed or funds managed by our competitors, including with respect to management fees, incentive fees and/or carried interest, which could have an adverse impact on our revenues. Such terms could also restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, add additional expenses and obligations for us in managing the fund or increase our potential liabilities, all of which could ultimately reduce our revenues. In addition, certain institutional investors, including sovereign wealth funds and public pension funds, have demonstrated an increased preference for alternatives to the traditional investment fund structure, such as managed accounts, smaller funds and
co-investment
vehicles. There can be no assurance that such alternatives will be as profitable for us as the traditional investment fund structure, or as to the impact such a trend could have on the cost of our operations or profitability if we were to implement these alternative investment structures. In addition, certain institutional investors, including public pension funds, have publicly criticized certain fund fee and expense structures, including management fees and transaction and advisory fees. Although we have no obligation to modify any of our fees with respect to our existing funds, we may experience pressure to do so in our funds, including in response to regulatory focus by the SEC on the quantum and types of fees and expenses charged by private funds. For example, we have confronted and expect to continue to confront requests from a variety of investors and groups representing investors to decrease fees, which could result in a reduction in the fees and Performance Allocations and Incentive Fees we earn.
We have increasingly undertaken business initiatives to increase the number and type of investment products we offer to retail investors, which could expose us to new and greater levels of risk.
Although retail investors have been part of our historic distribution efforts, we have increasingly undertaken business initiatives to increase the number and type of investment products we offer to high net worth individuals, family offices and mass affluent investors in the U.S. and other jurisdictions around the world. In some cases, our unregistered funds are distributed to retail investors indirectly through third party managed vehicles sponsored by brokerage firms, private banks or third-party feeder providers, and in other cases directly to the qualified clients of private banks, independent investment advisors and brokers. In other cases, we create investment products specifically designed for direct investment by retail investors in the U.S., some of whom are not accredited investors, or similar investors in
non-U.S.
jurisdictions, including in Europe. Such investment products are regulated by the SEC in the U.S. and by other similar regulatory bodies in other jurisdictions.
Accessing retail investors and selling retail directed products exposes us to new and greater levels of risk, including heightened litigation and regulatory enforcement risks. To the extent distribution of retail products is through new channels, including through an increasing number of distributors with whom we engage, we may not be able to effectively monitor or control the manner of their distribution, which could result in litigation or regulatory action against us, including with respect to, among other things, claims that products distributed through such channels are distributed to customers for whom they are unsuitable or that they are distributed in an otherwise inappropriate manner. Although we seek to ensure through due diligence and onboarding procedures that the third-party channels through which retail investors access our investment products conduct themselves responsibly, we are exposed to the risks of reputational damage and legal liability to the extent such third parties improperly sell our products to investors. This risk is heightened by the continuing increase in the number of third parties through whom we distribute our investment products around the world and who we do not control. For example, in certain cases, we may be viewed by a regulator as responsible for the content of materials prepared by third-party distributors.
Similarly, there is a risk that Blackstone employees involved in the direct distribution of our products, or employees who oversee independent advisors, brokerage firms and other third parties around the world involved in distributing our products, do not follow our compliance and supervisory procedures. In addition, the distribution of retail products, including through new channels whether directly or through market intermediaries, could expose us to allegations of improper conduct and/or actions by state and federal regulators in the U.S. and regulators in jurisdictions outside of the U.S. with respect to, among other things, product suitability, investor classification, compliance with securities laws, conflicts of interest and the adequacy of disclosure to customers to whom our products are distributed through those channels.
As we expand the distribution of products to retail investors outside of the U.S., we are increasingly exposed to risks in
non-U.S.
jurisdictions. While these risks are similar to those that we face in the distribution of products to retail investors in the U.S., securities laws and other applicable regulatory regimes in many jurisdictions, including the U.K. and the EEA, are extensive, complex, and vary by local jurisdiction. As a result, this expansion subjects us to additional litigation and regulatory risk.

In addition, our initiatives to expand our retail investor base, including outside of the U.S., requires the investment of significant time, effort and resources, including the potential hiring of additional personnel, the implementation of new operational, compliance and other systems and processes and the development or implementation of new technology. There is no assurance that our efforts to grow our retail assets under management will be successful.
Changes in U.S. and foreign taxation of businesses and other tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely affect us, including by adversely impacting our effective tax rate and tax liability.
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
A top legislative priority of the current administration is significant changes to U.S. tax laws. The House of Representatives has recently passed legislation that includes, among other changes, a corporate minimum tax and significant modifications to international tax rules. If enacted, such changes could materially increase the amount of taxes we and/or certain of our portfolio companies could be required to pay.
In addition, the U.S. Congress, the Organization for Economic
Co-operation
and Development (“OECD”) and other government agencies in jurisdictions in which we and our affiliates invest or do business have maintained a focus on issues related to the taxation of multinational companies. The OECD, which represents a coalition of member countries, is contemplating changes to numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project, which is focused on a number of issues, including the shifting of profits between affiliated entities in different tax jurisdictions, interest deductibility and eligibility for the benefits of double tax treaties. The OECD also recently finalized guidelines that recommend certain multinational enterprises be subject to a minimum 15% tax rate, effective from 2023. This minimum tax and several of the proposed measures are potentially relevant to some of our structures and could have an adverse tax impact on our funds, investors and/or our portfolio companies. Some member countries have been moving forward on the BEPS agenda but, because timing of implementation and the specific measures adopted will vary among participating states, significant uncertainty remains regarding the impact of BEPS proposals. If implemented, these proposals could result in a loss of tax treaty benefits and increased taxes on income from our investments.
Cybersecurity risks could result in the loss of data, interruptions in our business, and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.
Our operations are highly dependent on our technology platforms and we rely heavily on our analytical, financial, accounting, communications and other data processing systems. Our systems face ongoing cybersecurity threats and attacks, which could result in the failure of such systems. Attacks on our systems could involve, and in some instances have in the past involved, attempts intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, or divert or otherwise steal funds, including through the introduction of computer viruses, “phishing” attempts and other forms of social engineering. Cyberattacks and other security threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders, such as employees.
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
In addition, we could also suffer losses in connection with updates to, or the failure to timely update, the technology platforms on which we rely. We have become increasingly reliant on third party service providers for certain aspects of our business, including for the administration of certain funds, as well as for certain technology platforms, including cloud-based services. These third party service providers could also face ongoing cybersecurity threats and compromises of their systems and as a result, unauthorized individuals could gain, and in some past instances have gained, access to certain confidential data.
Cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, as examples the General Data Protection Regulation (“GDPR”) in the European Union that went into effect in May 2018 and the California Consumer Privacy Act (“CCPA”). See “— Rapidly developing and changing global privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.” Some jurisdictions have also enacted laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data.
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

Finally, our and our portfolio companies’ technology platforms, data and intellectual property are also subject to a heightened risk of theft or compromise to the extent we or our portfolio companies engage in operations outside the United States, in particular in those jurisdictions that do not have comparable levels of protection of proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how
and customer information and records. In addition, we and our portfolio companies may be required to compromise protections or forego rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect compromise of these assets could have a material adverse impact on us and our portfolio companies.
Rapidly developing and changing global privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.
We and our portfolio companies are subject to various risks and costs associated with the collection, processing, storage and transmission of personally identifiable information (“PII”) and other sensitive and confidential information. This data is wide ranging and relates to our investors, employees, contractors and other counterparties and third parties. Our compliance obligations include those relating to U.S. laws and regulations, including, without limitation, the CCPA, which provides for enhanced consumer protections for California residents, a private right of action for data breaches and statutory fines and damages for data breaches or other CCPA violations, as well as a requirement of “reasonable” cybersecurity. Our compliance obligations also include those relating to foreign data collection and privacy laws, including, for example, the GDPR and U.K. Data Protection Act, as well as laws in many other jurisdictions globally, including Switzerland, Japan, Hong Kong, Singapore, China, Australia and Brazil. Global laws in this area are rapidly increasing in the scale and depth of their requirements, and are also often extra-territorial in nature. In addition, a wide range of regulators and private actors are seeking to enforce these laws across regions and borders. Furthermore, we frequently have privacy compliance requirements as a result of our contractual obligations with counterparties. These legal, regulatory and contractual obligations heighten our privacy obligations in the ordinary course of conducting our business in the U.S. and internationally.
While we have taken various measures and made significant efforts and investment to ensure that our policies, processes and systems are both robust and compliant with these obligations, our potential liability remains, particularly given the continued and rapid development of privacy laws and regulations around the world, and increased criminal and civil enforcement actions and private litigation. Any inability, or perceived inability, by us or our portfolio companies to adequately address privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant regulatory and third party liability, increased costs, disruption of our and our portfolio companies’ business and operations, and a loss of client (including investor) confidence and other reputational damage. Furthermore, as new privacy-related laws and regulations are implemented, the time and resources needed for us and our portfolio companies to comply with such laws and regulations continues to increase and become a significant compliance workstream.
Our operations are highly dependent on the technology platforms and corresponding infrastructure that supports our business.
A disaster or a disruption in the infrastructure that supports our businesses, as a result of a cybersecurity incident or otherwise, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our cloud services providers, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery and business continuity programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

We have become increasingly reliant on third party service providers for certain aspects of our business, including for the administration of certain funds, as well as for certain technology platforms, including cloud-based services. We have increasingly shifted away from a reliance on physical technology infrastructure located at our headquarters in New York City toward reliance on cloud-based infrastructure provided by third parties for the continued operation of our business. In addition to the fact that these third-party service providers could also face ongoing cyber security threats and compromises of their systems, we generally have less control over the delivery of such third party services, and as a result, we may face disruptions to our ability to operate a business as a result of interruptions of such services. A prolonged global failure of cloud services provided by a variety of cloud services providers that we engage could result in cascading systems failures for us. In addition, any interruption or deterioration in the performance of these third parties or failures or compromises of their information systems and technology could impair the operations of us and our funds and adversely affect our reputation and businesses.
In addition, our operations are highly dependent on our technology platforms and we rely heavily on our analytical, financial, accounting, communications and other data processing systems, each of which may require updates and enhancements as we grow our business. Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to adapt to or accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us. An extended period of remote working by our employees, such as that experienced during the
COVID-19
pandemic, could introduce operational risks, including heightened cybersecurity risk. See “— Cybersecurity risks could result in the loss of data, interruptions in our business, and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations” and “— Rapidly developing and changing global privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.”
Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus, particularly given the current administration, could result in additional burdens on our business.
Our business is subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations in the jurisdictions in which we operate around the world. These authorities have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are also empowered to conduct examinations, investigations and administrative proceedings that can result in fines, suspensions of personnel, changes in policies, procedures or disclosure or other sanctions, including censure, the issuance of cease-and-desist
orders, the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships or the commencement of a civil or criminal lawsuit against us or our personnel.
The financial services industry in recent years has been the subject of heightened scrutiny, which is expected to continue to increase, and the SEC has specifically focused on private equity and the private funds industry. In that connection, in recent years the SEC’s stated examination priorities and published observations from examinations have included, among other things, private equity firms’ collection of fees and allocation of expenses, their marketing and valuation practices, allocation of investment opportunities, terms agreed in side letters and similar arrangements with investors, consistency of firms’ practices with disclosures, handling of material non-public
information and insider trading, purported waivers or limitations of fiduciary duties and the existence of, and adherence to, policies and procedures with respect to conflicts of interest. Recent statements by SEC staff, have reiterated a focus on certain of these topics and on bolstering transparency in the private funds industry, including with respect to fees earned and expenses charged by advisers.

In February 2022, the SEC voted to propose new rules and amendments to existing rules under the Advisers Act specifically related to registered advisers and their activities with respect to private funds. If enacted, the proposed rules and amendments could have a significant impact on advisers to private funds, including our advisers. In particular, the SEC has proposed to limit circumstances in which a fund manager can be indemnified by a private fund; increase reporting requirements by private funds to investors concerning performance, fees and expenses; require registered advisers to obtain an annual audit for private funds and also require such fund’s auditor to notify the SEC upon the occurrence of certain material events; enhance requirements, including the need to obtain a fairness opinion and make certain disclosures, in connection with adviser-led
secondary transactions (also known as general
partner-led
secondaries); prohibit advisers from engaging in certain practices, such as, without limitation, charging accelerated fees for unperformed services or fees and expenses associated with an examination to private fund clients; and impose limitations and new disclosure requirements regarding preferential treatment of investors in private funds in side letters or other arrangements with an adviser. Amendments to the existing books and records and compliance rules under the Advisers Act would complement new proposals and also require that all registered advisers document their annual compliance review in writing. The SEC has also recently proposed amendments to Rule
10b5-1
and has included in its regulatory agenda potential rulemaking on climate change disclosures and corporate diversity. If adopted, including with modifications, these new rules could significantly impact certain of our advisers and their operations, including by increasing compliance burdens and associated regulatory costs and complexity and reducing the ability to receive certain expense reimbursements or indemnification in certain circumstances. In addition, these potential rules enhance the risk of regulatory action, which could adversely impact our reputation and our fundraising efforts, including as a result of public regulatory sanctions.
We regularly are subject to requests for information and informal or formal investigations by the SEC and other regulatory authorities, with which we routinely cooperate, and which have included review of historical practices that were previously examined. Such investigations have previously and may in the future result in penalties and other sanctions. SEC actions and initiatives can have an adverse effect on our financial results, including as a result of the imposition of a sanction, a limitation on our or our personnel’s activities, or changing our historic practices. Even if an investigation or proceeding did not result in a sanction, or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing clients or fail to gain new clients.
In addition, certain states and other regulatory authorities have required investment managers to register as lobbyists, and we have registered as such in a number of jurisdictions. Other states or municipalities may consider similar legislation or adopt regulations or procedures with similar effect. These registration requirements impose significant compliance obligations on registered lobbyists and their employers, which may include annual registration fees, periodic disclosure reports and internal recordkeeping.
We are subject to increasing scrutiny from regulators and certain investors with respect to the environmental, social and governance impact of investments made by our funds, which may adversely impact our ability to raise capital from certain investors and constrain capital deployment opportunities for our funds.
There has been increasing recognition among the U.S. and global corporate community of the importance of ESG. With respect to the alternative asset management industry, in recent years, certain investors, including public pension funds, have placed increasing importance on the negative impacts of investments made by the private equity and other funds to which they commit capital, including with respect to climate change, among other aspects of ESG. Certain investors have also demonstrated increased activism with respect to existing investments, including by urging asset managers to take certain actions that could adversely impact the value of an investment, or refrain from taking certain actions that could improve the value of an investment. At times, investors have conditioned future capital commitments on the taking or refraining from taking of such actions. Increased focus and activism related to ESG and similar matters may constrain our capital deployment opportunities. Similarly, the demands of certain investors, including public pension funds, may limit the types of investment opportunities that are available to our funds, including in certain sectors, such as hydrocarbons. In addition, investors, including public pension funds, which represent a significant portion of our funds’ investor bases, may decide to withdraw previously committed capital from our funds (where such withdrawal is permitted) or to not commit capital to future fundraises as a result of their assessment of our approach to and consideration of the social cost of investments made by our funds or their assessment that our funds are insufficiently ambitious in allocating capital in ways that align with such investors’ ESG priorities. As part of their increased focus on the allocation of their capital to environmentally sustainable economic activities, certain investors also have begun to request or require data from their asset managers to allow them to monitor the environmental impact of their investments. In addition, regulatory initiatives to require investors to make disclosures to their stakeholders regarding ESG matters are becoming increasingly common, which may further increase the number and type of investors who place importance on these issues and who demand certain types of reporting from us. This may impair our ability to access capital from certain investors, including public pension funds and European investors, and we may in turn not be able to maintain or increase the size of our funds or raise sufficient capital for new funds, which may adversely impact our revenues.
In addition, there has been increased regulatory focus on
ESG-related
practices by investment managers. For example, in 2021 the SEC included on its rulemaking agenda multiple items related to ESG, including
ESG-related
requirements for investment managers. In addition, the SEC has focused on the labeling by investment funds of their activities or investments as “sustainable” and has examined the methodology used by funds for determining ESG investments, with a focus on whether such labeling is misleading. There is also generally a higher likelihood of regulatory focus on ESG matters under the current administration, including in the context of examinations by regulators and potential enforcement actions. Outside of the U.S., the European Commission adopted an action plan on financing sustainable growth, as well as initiatives at the EU level, such as the EU Sustainable Finance Disclosure Regulation (“SFDR”). See “— Financial regulatory changes in the United States could adversely affect our business” and “— Complex regulatory regimes and potential regulatory changes in jurisdictions outside the United States could adversely affect our business.” Compliance with the SFDR and other
ESG-related
rules may subject us, our funds and our portfolio companies to increased restrictions, disclosure obligations and compliance and other associated costs, as well as potential reputational harm. In addition, under the requirements of SFDR and other
ESG-related
regulations to which we may become subject, we may be required to classify certain of our funds and their portfolio companies against certain criteria, some of which can be open to subjective interpretation. Our view on the appropriate classification may develop over time, including in response to statutory or regulatory guidance or changes in industry approach to classification. If regulators disagree with the procedures or standards we use, or new regulations or legislation require a methodology of measuring or disclosing ESG impact that is different from our current practice, it could have a material adverse effect on fundraising efforts and our reputation.
A growing interest on the part of investors and regulators in ESG factors and increased demand for, and scrutiny of,
ESG-related
disclosures by asset managers, has likewise increased the risk that we could be perceived as, or accused of, making inaccurate or misleading statements regarding the investment strategies of our funds or our and our funds’ ESG efforts or initiatives, often referred to as “greenwashing.” Such perception or accusation could damage our reputation, result in litigation or regulatory actions, and adversely impact our ability to raise capital and attract new investors.
Financial regulatory changes in the United States could adversely affect our business.
The financial services industry continues to be the subject of heightened regulatory scrutiny in the United States. There has been active debate over the appropriate extent of regulation and oversight of private investment funds and their managers. We may be adversely affected as a result of new or revised regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities and self-regulatory organizations. Further, new regulations or interpretations of existing laws may result in enhanced disclosure obligations, including with respect to climate change or ESG matters, which could negatively affect us or our portfolio companies and materially increase our regulatory burden. For example, in January 2022 the SEC proposed changes to Form PF, a confidential form relating to reporting by private funds and intended to be used by the FSOC for systemic risk oversight purposes. The proposal, which represents an expansion of existing reporting obligations, if adopted, would require private fund managers, including us, to report to the SEC within one business day the occurrence of certain fund-related and portfolio company events. Increased regulations and disclosure obligations generally increase our costs, and we could continue to experience higher costs if new laws or disclosure obligations require us to spend more time, hire additional personnel, or buy new technology to comply effectively.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in July 2010, imposed significant changes on almost every aspect of the U.S. financial services industry, including aspects of our business, which include, without limitation, protection and compensation of whistleblowers, credit risk retention rules for certain sponsors of asset-backed securities, strengthening the oversight and supervision of the OTC derivatives and securities markets, as well as creating the Financial Stability Oversight Counsel (“FSOC”), an interagency body charged with identifying and monitoring systemic risk to financial markets. Under the Dodd-Frank Act, whistleblowers who voluntarily provide original information to the SEC can receive compensation and protection. The Dodd-Frank Act established a fund to be used to pay whistleblowers who will be entitled to receive a payment equal to between 10% and 30% of certain monetary sanctions imposed in a successful government action resulting from the information provided by the whistleblower. According to a recent annual report to the U.S. Congress on the Dodd-Frank Whistleblower Program, whistleblower claims have increased significantly since the enactment of these provisions and in 2021 the SEC awarded approximately $564 million to 108 individuals — both the largest dollar amount and the largest number of individuals awarded in a single year. Addressing such claims could generate significant expenses and take up significant management time for us and our portfolio companies, even if such claims are frivolous or without merit.
The Dodd-Frank Act also authorized federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk taking by covered financial institutions. In 2016, the SEC re-proposed
a rule, as part of a joint rulemaking effort with U.S. federal banking regulators that would apply to “covered financial institutions,” including registered investment advisers and broker-dealers that have total consolidated assets of at least $1 billion, and would impose substantive and procedural requirements on incentive-based compensation arrangements. While this proposed rule was never adopted, the current administration has included re-proposal
of this rule on its regulatory agenda. If efforts are revived to finalize the rule under the current administration the application of this rule to us could limit our ability to recruit and retain senior managing directors and investment professionals.
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
In June 2020, the SEC adopted a package of rulemakings and interpretations that address the standards of conduct and disclosure obligations applicable to investment advisers and broker-dealers. Among other things, the SEC published an interpretation of the standard of conduct for investment advisers, and adopted “Regulation Best Interest,” which is designed to enhance the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities. Regulation Best Interest imposes a “best interest” standard of care for broker-dealers and requires them to evaluate available alternatives, including, if available, alternatives that may have lower expenses and/or lower investment risk than our investment funds. The impact of Regulation Best Interest on broker-dealers participating in the offering of our investment funds cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons are willing to recommend investment products, including our investment funds, to retail customers. As such, Regulation Best Interest may reduce the ability of our investment funds to raise capital, which would adversely affect our business and results of operations. In addition, several states have taken actions to impose new conduct standards for investment advisers and broker-dealers operating in these states. These state conduct standards and any other proposed state laws or regulations may result in additional requirements related to our business. Further, in December 2020, the U.S. Department of Labor (“DOL”) issued a new final prohibited transaction class exemption (the “Exemption”) for investment advice fiduciaries that is intended to align with Regulation Best Interest. However, under the current administration, the DOL’s Exemption has been frozen, and the DOL, and possibly the SEC, may revisit the Exemption and Regulation Best Interest and may impose additional regulatory burdens. Depending on how Regulation Best Interest and the associated rulemakings are implemented and interpreted and whether the DOL or the various states impose any additional rules governing the conduct of investment advisers and broker-dealers, any such rules or regulations could have an adverse effect on the distribution of our products to certain investors.
Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional compliance and other costs, increase regulatory investigations of the investment activities of our funds, require the attention of our senior management, affect the manner in which we conduct our business and adversely affect our profitability. The full extent of the impact on us of the Dodd-Frank Act or any other new laws, regulations or initiatives that may be proposed, including by the current administration, is impossible to determine.
The potential for governmental policy and/or legislative changes and regulatory reform by the current administration and Congress may create regulatory uncertainty for our investment strategies, may make it more difficult to operate our business, and may adversely affect the profitability of our funds’ portfolio companies.
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
In addition, the change in administration has led and will continue to lead to leadership changes at a number of U.S. federal regulatory agencies with oversight over the U.S. financial services industry. This poses uncertainty with respect to such agencies’ policy priorities and may lead to increased regulatory enforcement activity in the financial services industry. Leadership and policy changes could also affect various industries in which our portfolio companies operate, including healthcare, energy and consumer finance. Although there is a substantial lack of clarity regarding the likelihood, timing and details of potential changes or reforms by the current administration and Democrat controlled U.S. Congress, such changes or reforms may impose additional costs on the companies in which we have invested or choose to invest in the future, require the attention of senior management or result in limitations on the manner in which the companies in which we have invested or choose to invest in the future conduct business. Such changes or reforms may include, without limitation:

•
In July 2019, proposed legislation was introduced into the U.S. Congress that contains a number of provisions that, if they were to become law, would adversely impact alternative asset management firms. Among other things, the bill would: potentially expose private funds and certain holders of economic interests therein to the liabilities of portfolio companies, require private funds to offer identical terms and benefits to all limited partners, require disclosure of names of each limited partner invested in a private fund, as well as sensitive fund-and
portfolio company-level information, impose a limitation on the deductibility of interest expense only applicable to companies owned by private funds, modify settled bankruptcy law to target transactions by private equity funds, increase tax rates on carried interest, and prohibit portfolio companies from paying dividends or repurchasing their shares during the first two years following the acquisition of the portfolio company. If the proposed bill, or other similar legislation, were to become law under the current administration and Democrat controlled U.S. Congress, it would adversely affect us, our portfolio companies and our investors.

•
There has been recurring consideration amongst regulators and intergovernmental institutions regarding the role of nonbank institutions in providing credit and, particularly, so-called
“shadow banking,” a term generally taken to refer to credit intermediation involving entities and activities outside the regulated banking system. Federal regulators, such as the Board of Governors of the Federal Reserve System (“Federal Reserve Board”), and international organizations, such as the Financial Stability Board, are studying risks associated with nonbank lending. At this time, it is too early to assess whether any rules or regulations will be proposed or to what extent any finalized rules or regulations will have on the nonbank lending market. If nonbank lending became subject to similar regulations or oversight as traditional banks, our nonbank lending business would be adversely affected and the regulatory burden would be materially greater, which could adversely impact the implementation of our investment strategy and our returns.

•
In the United States, the FSOC has the authority to designate nonbank financial companies as systemically important financial institutions (“SIFIs”). Currently, there are no nonbank financial companies with a SIFI designation. The FSOC has, however, designated certain nonbank financial companies as SIFIs in the past, and additional nonbank financial companies, which may include large asset management companies such as us, may be designated as SIFIs in the future. The FSOC’s most recent statements and actions generally indicate that it is focused on products and activities, rather than designation of entities, in its review of nonbank financial companies for potential SIFI designation, and has reviewed the asset management industry in particular. In December 2019, the FSOC issued final guidance regarding procedures for designating nonbank financial companies as SIFIs, which included shifting from an “entity-based” approach to an “activities-based” approach whereby the FSOC will primarily focus on regulating activities that pose systemic risk to the financial stability of the United States, rather than designations of individual firms. Future reviews by the FSOC of nonbank financial companies for designation as SIFIs may focus on other types of products and activities, such as nonbank lending activities conducted by certain of our businesses.

•
If we were designated as a SIFI, including as a result of our asset management or nonbank lending activities, we could become subject to direct supervision by the Federal Reserve Board, and could become subject to enhanced prudential, capital, supervisory and other requirements, such as risk-based capital requirements, leverage limits, liquidity requirements, resolution plan and credit exposure report requirements, concentration limits, a contingent capital requirement, enhanced public disclosures, short-term debt limits and overall risk management requirements. Requirements such as these, which were designed to regulate banking institutions, would likely need to be modified to be applicable to an asset manager, although no proposals have been made indicating how such measures would be adapted for asset managers.

•
2020 and 2021 saw a marked increase in the use of SPAC offerings and transactions, including by certain of our funds to create exit opportunities for our portfolio companies in lieu of a traditional IPO. SPAC transactions are currently exempt from rules adopted by the SEC to protect investors from blank check companies, such as Rule 419 under the Securities Act. Additionally, the safe harbor for forward-looking statements under the Private Securities Litigation Reform Act that generally applies to statements made by SEC registrants expressly does not apply to statements “made in connection with initial public offering[s],” but the same constraints do not currently apply to de-SPAC
transactions. However, the current administration has included increased regulation of SPACs on its regulatory agenda, and it is expected that the SEC may modify existing regulations or adopt new rules relating to SPAC transactions, which could impact our ability to use SPAC transactions as a means to exit investments.

Ongoing trade negotiations and related government actions may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies.
In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government recently imposed tariffs on certain foreign goods, including from China, such as steel and aluminum, and has indicated a willingness to impose tariffs on imports of other products. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. While the U.S. and China have signed a preliminary trade agreement in January 2020 halting further tariffs and increasing sales of U.S. goods to China, the agreement leaves in place most tariffs on Chinese goods. The final outcome of the negotiations and agreements is not possible to predict, particularly as a result of the change in administration in the U.S.
Furthermore, in 2020 and 2021 the U.S. implemented or expanded a number of economic sanctions programs and export controls that specifically targeted Chinese entities and nationals on national security grounds, including, for example, with respect to China’s response to political demonstrations in Hong Kong and China’s conduct concerning the treatment of Uighurs and other ethnic minorities in its Xinjiang province. China has responded by imposing sanctions against certain U.S. nationals engaged in political activities relating to Hong Kong. Moreover, the U.S. has implemented additional sanctions against entities participating in China’s military industrial complex and providing support to the country’s military, intelligence, and surveillance apparatuses. In return, China enacted its own sanctions legislation which authorizes the imposition of countermeasures in response to sanctions imposed on Chinese individuals or entities by foreign governments, such that a company that complies with U.S. sanctions against a Chinese entity may then face penalties in China. Further escalation of the “trade war” between the U.S. and China, the countries’ inability to reach further trade agreements, or the continued use of reciprocal sanctions by each country, may negatively impact opportunities for investment as well as the rate of global growth, particularly in China, which has and continues to exhibit signs of slowing growth. Such slowing growth could adversely affect the revenues and profitability of our funds’ portfolio companies.
In December 2019, the U.S., Mexico and Canada signed the amended United States-Mexico-Canada Agreement (the “USMCA”), which replaced the North American Free Trade Agreement. The impact that the USMCA will have on us and our portfolio companies is difficult to predict.
There is uncertainty as to the actions that may be taken under the current administration with respect to U.S. trade policy, including with China and the USMCA. Further governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the U.S.

Financial deregulation measures may create regulatory uncertainty for the financial sector, increase competition in certain of our investment strategies and adversely affect our business, financial condition and results of operations.
In June 2020, U.S. federal regulatory agencies adopted revisions to the Volcker Rule to allow for certain exemptions from the Volcker Rule’s restrictions on the ability of banking entities to sponsor and invest in certain covered funds (the “Covered Fund Amendments”). The Covered Fund Amendments also loosen certain other restrictions on extraterritorial fund activities and direct parallel or co-investments
made alongside covered funds. The Covered Fund Amendments should therefore expand the ability of banking entities to invest in and sponsor private funds. These and similar regulatory developments may have the effect of increasing competition for our businesses. For example, increased competition from banks and other financial institutions in the credit markets could have the effect of reducing credit spreads, which may adversely affect the revenues of our credit and other businesses whose strategies include the provision of credit to borrowers.
To date, the current administration has not expressed an intent to implement measures focused on deregulation of the U.S. financial services industry, and has taken actions seeking to halt or reverse certain deregulation measures adopted by the prior administration. However, whether the current administration or regulatory agencies will enact, adopt or modify any particular financial regulations remains unclear. Any changes in the regulatory framework applicable to our business or the businesses of the portfolio companies of our funds, including the changes described above, may create uncertainty, require the attention of our senior management or result in limitations on the manner in which business is conducted, or may ultimately have an adverse impact on the competitiveness of certain nonbank financial service providers vis-à-vis
traditional banking organizations.
Our provision of products and services to insurance companies, including through Blackstone Insurance Solutions, subjects us to a variety of risks and uncertainties.
We have increasingly undertaken initiatives to deliver to insurance companies customizable and diversified portfolios of Blackstone products across asset classes, as well as the option for partial or full management of insurance companies’ general account assets. This strategy has in recent years contributed to meaningful growth in our Assets under Management, including in Perpetual Capital Assets Under Management. Blackstone Insurance Solutions currently manages assets for Fidelity & Guaranty Life Insurance Company, Everlake Life Insurance Company and certain of their respective affiliates pursuant to several investment management agreements. BIS also currently manages a portion of the assets of the Life & Retirement business of American International Group, Inc. In addition, in July 2016, Blackstone and AXIS Capital co-sponsored
the establishment of Harrington Reinsurance, a Bermuda property and casualty reinsurance company, and BIS currently manages all general account assets of Harrington Reinsurance. BIS also manages or sub-manages
assets for certain insurance-dedicated funds and special purpose vehicles, and has developed, and expects to continue to develop, other capital-efficient products for insurance companies.
The continued success of BIS will depend in large part on further developing investment partnerships with insurance company clients and maintaining existing asset management arrangements, including those described above. If we fail to deliver high-quality, high-performing products that help our insurance company clients meet long-term policyholder obligations, BIS may not be successful in retaining existing investment partnerships, developing new investment partnerships or selling its capital-efficient products and such failure may have a material adverse effect on BIS or on our business, results and financial condition.
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

These requirements are primarily concerned with the protection of policyholders, and regulatory authorities often have wide discretion in applying the relevant restrictions and regulations to insurance companies, which may indirectly affect BIS and other Blackstone businesses that offer products or services to insurance companies. We may be the target or subject of, or may have indemnification obligations related to, litigation (including class action litigation by policyholders), enforcement investigations or regulatory scrutiny. Regulators and other authorities generally have the power to bring administrative or judicial proceedings against insurance companies, which could result in, among other things, suspension or revocation of licenses, cease-and-desist
orders, fines, civil penalties, criminal penalties or other disciplinary action. To the extent BIS or another Blackstone business that offers products or services to insurance companies is directly or indirectly involved in such regulatory actions, our reputation could be harmed, we may become liable for indemnification obligations and we could potentially be subject to enforcement actions, fines and penalties. Recently, insurance regulatory authorities and regulatory support organizations have increased scrutiny of alternative asset managers’ involvement in the insurance industry, including with respect to the ownership by such managers or their affiliated funds of, and the management of assets on behalf of, insurance companies. For example, insurance regulators have increasingly focused on the terms and structure of investment management agreements, including whether they are at arms’ length, establish control of the insurance company, grant the asset manager excessive authority or oversight over the investment strategy of the insurance company or provide for management fees that are not fair and reasonable. Regulators have also increasingly focused on potential conflicts of interest, including affiliated investments, and potential misalignment of incentives and any potential risks from these and other aspects of an insurance company’s relationship with alternative asset managers that may impact the insurance company’s risk profile. This enhanced scrutiny may increase the risk of regulatory actions against us and could result in new or amended regulations that limit our ability, or make it more burdensome or costly, to enter into new investment management agreements with insurance companies and thereby grow our insurance strategy. Some of the arrangements we have or will develop with insurance companies involve complex U.S. and
non-U.S.
tax structures for which no clear precedent or authority may be available. Such structures may be subject to potential regulatory, legislative, judicial or administrative change or scrutiny and differing interpretations and any adverse regulatory, legislative, judicial or administrative changes, scrutiny or interpretations may result in substantial costs to insurance companies or BIS. In some cases we may agree to indemnify insurance companies for their losses resulting from any such adverse changes or interpretations.
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
Any failure to properly manage or address the foregoing risks may have a material adverse effect on BIS or on our business, results and financial condition.
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
Following Brexit, a new Trade and Cooperation Agreement (the “TCA”) between the U.K. and the EU became effective on April 30, 2021. The TCA addresses, among other things, trade in goods and the ability of U.K. nationals to travel to the EU on business, but does not address substantive future cooperation with respect to financial services or reciprocal market access under so-called
“equivalence” arrangements or otherwise. In addition, U.K. service suppliers no longer benefit from automatic access to the entire EU single market and free movement of goods is subject to increased bureaucracy. Although the TCA contains provisions on short-term business visits without visas or work permits, these do not cover provision of relevant services, and free movement between the EU and the U.K is now considerably restricted.
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
The licensing regime in the EU generally requires funds to be registered in Europe and their distributor to be licensed. Following Brexit, BGIP no longer has a passport to conduct product distribution and marketing activities and therefore may only conduct such activities where it has obtained a domestic license to do so, or pursuant to an exemption. Such licenses subject BGIP to additional regulatory obligations, which impose increased compliance costs and burdens on us. In addition, following Brexit, in jurisdictions where BGIP is not licensed to conduct product distribution and marketing activities, Blackstone Europe Fund Management (“BEFM”) has conducted such activities. This has imposed additional different supervisory practices on our product and service distribution and marketing arrangements.
Complex regulatory regimes and potential regulatory changes in jurisdictions outside the United States could adversely affect our business.
Similar to the United States, the jurisdictions outside the United States in which we operate, in particular Europe, have become subject to further regulation. Governmental regulators and other authorities in Europe have proposed or implemented a number of initiatives and additional rules and regulations that could adversely affect our business, including by imposing additional compliance and administrative burden and increasing the costs of doing business in such jurisdictions. Increasingly, the rules and regulations in the financial sector in Europe are becoming more prescriptive. Rules and regulations in other jurisdictions are often informed by key features of U.S. and European rules and regulations and, as a result, our businesses outside of these jurisdictions, including across Asia, may become subject to increased regulation in the future.

In Europe, the EU Alternative Investment Fund Managers Directive (“AIFMD”) was implemented in 2013 and established a regulatory regime for alternative investment fund managers, including private equity and hedge fund managers. AIFMD is applicable to our AIFMs in Luxembourg and Ireland and in certain other respects to affiliated non-EEA
AIFMs in other jurisdictions to the extent that they market interests in alternative investment funds to EEA investors. We have had to comply with these and other requirements of the AIFMD in order to market certain of our investment funds to professional investors in the EEA. The U.K. has
“on-shored”
AIFMD and therefore similar requirements continue to apply to funds marketed to U.K. investors notwithstanding Brexit.
In November 2021, a legislative proposal (commonly referred to as “AIFMD II”) was made that may increase the cost and complexity of raising capital and restrict our ability to structure or market certain types of funds to EEA investors, which consequently may slow the pace of fundraising.
In addition, on August 2, 2021, certain regulations (the “CBDF Regulation”) came into effect, which in part amended AIFMD. The CBDF Regulation introduces new standardized requirements for cross-border fund distribution in the EU, including as related to transparency and principles for calculating supervisory fees, new procedures for the de-notification
of marketing (including restrictions on
pre-marking
successor funds), new content requirements for marketing communications and additional regulations with respect to investors who approach our funds seeking to invest on their own initiative. As the CBDF Regulation is implemented across various EU jurisdictions, our ability to raise capital from EEA investors may become more complex and costly.
The EU Securitization Regulation (the “Securitization Regulation”), which became effective on January 1, 2019, imposes due diligence and risk retention requirements on “institutional investors” (which includes managers of alternative investment funds assets) which must be satisfied prior to holding a securitization position. These requirements may apply to AIFs managed by not only EEA AIFMs but also non-EEA
AIFMs where those AIFs have been registered for marketing in the EU under national private placement regimes. Similar requirements continue to apply in the U.K. notwithstanding Brexit. The Securitization Regulation may impact or limit our funds’ ability to make certain investments that constitute “securitizations” under the regulation. The Securitization Regulation may also constrain certain of our funds’ ability to invest in securitization positions that do not comply with, among other things, the risk retention requirements. Failure to comply with these requirements could result in various penalties.
The EU regulation (“EMIR”) on
over-the-counter
(“OTC”) derivative transactions, central counterparties and trade repositories requires mandatory clearing of certain OTC derivatives through central counterparties, creates additional risk mitigation requirements and imposes reporting and recordkeeping requirements in respect of most derivative transactions. Similar rules apply in the U.K., and compliance with relevant EU and U.K. requirements imposes additional operational burden and cost on our engagement in such transactions.
Additional regulation, commonly referred to as “MiFID II” requires us to comply with disclosure, transparency, reporting and record keeping obligations and enhanced obligations in relation to the receipt of investment research, best execution, product governance and marketing communications. Compliance with MiFID II has resulted in greater overall complexity, higher compliance and administration and operational costs and less overall flexibility for us. Certain aspects of MiFID II are subject to review and change in both the EU and the U.K. Associated changes to the prudential regulation of EEA and U.K. MiFID investment firms have increased the regulatory capital and liquidity adequacy requirements for certain of our entities licensed under MiFID. This makes it less capital efficient to run the relevant businesses. Those changes have also required us to make changes to the way in which we remunerate certain senior staff, which may make it harder for us to attract and retain talent, compared to competitors not subject to the same rules. Enhanced internal governance, disclosure and reporting requirements increase the costs of compliance.

As with any other organization that holds personal data of EU data subjects, we are required to comply with the GDPR because, among other things, we process European individuals’ personal data in the U.S. via our global technology systems. The U.K. has on-shored
GDPR and similar requirements therefore continue to apply in the U.K. notwithstanding Brexit, although transfers of personal data between the EU and U.K. are subject to less safeguards then transfers to third countries. Financial regulators and data protection authorities have significantly increased audit and investigatory powers under GDPR to probe how personal data is being used and processed. Serious breaches of include antitrust-like fines on companies of up to the greater of
€
20 million / £17.5 million or 4% of global group turnover in the preceding year, regulatory action and reputational risk. See “— Rapidly developing and changing global privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.”
European regulators are increasing their attention on “greenwashing” and rapidly developing and implementing regimes focused on ESG and sustainability within the financial services sector. These may impose substantial ESG data collection and disclosure obligations on us, which in turn may impose increased compliance burdens and costs for our funds’ operations. It is not yet possible to fully assess how our business will be affected, as much of the detail surrounding these initiatives is yet to be revealed.
In the EU, the key regimes include the EU Sustainable Finance Disclosure Regulation (“SFDR”) which currently imposes disclosure requirements on MiFID firms and AIFMs and will affect our EEA operations (including where non-EEA
products are marketed to EEA investors). The EU regulation on the establishment of a framework to facilitate sustainable investment (“Taxonomy Regulation”) supplements SFDR’s disclosure requirements for certain entities and sets out a framework for classifying economic activities as “environmentally sustainable.” There is considerable legal uncertainty about how to comply with these regimes. In particular, as a result of this uncertainty, there is a risk of inadvertent mischaracterization of certain of our products, which could lead to claims by investors for mis-selling
and/or regulatory enforcement action, which could result in fines or other regulatory sanctions and damage to our reputation. In addition, certain requirements (such as making public disclosures on our website concerning the ESG features of private funds) might conflict with our other regulatory obligations. As a consequence, we may be unable to, or make a reasoned decision not to, fully comply with the requirements of these new regimes. This too could lead to regulatory enforcement action with similar consequences. The U.K. is not implementing SFDR but is in the process of introducing mandatory disclosure requirements aligned with the TCFD. In addition, a second layer of U.K. regulation has been proposed, which will implement additional disclosure requirements (known as “SDR”) and a new “U.K. Green Taxonomy,” which gives rise to similar risks to those described above in relation to SFDR and the Taxonomy Regulation, and exacerbates the risks arising from mismatch between the EEA and U.K. initiatives.
Laws and regulations on foreign direct investment applicable to us and our portfolio companies, both within and outside the U.S., may make it more difficult for us to deploy capital in certain jurisdictions or to sell assets to certain buyers.
A number of jurisdictions, including the U.S., have restrictions on foreign direct investment pursuant to which their respective heads of state and/or regulatory bodies have the authority to block or impose conditions with respect to certain transactions, such as investments, acquisitions and divestitures, if such transaction threatens to impair national security. In addition, many jurisdictions restrict foreign investment in assets important to national security by taking steps including, but not limited to, placing limitations on foreign equity investment, implementing investment screening or approval mechanisms, and restricting the employment of foreigners as key personnel. These U.S. and foreign laws could limit our funds’ ability to invest in certain businesses or entities or impose burdensome notification requirements, operational restrictions or delays in pursuing and consummating transactions. For example, the Committee on Foreign Investment in the United States (“CFIUS”) has the authority to review transactions that could result in potential control of, or certain types of non-controlling
investments in, a U.S. business by a foreign person. In recent years, legislation has expanded the scope of CFIUS’ jurisdiction to cover more types of transactions and empower CFIUS to scrutinize more closely investments in certain transactions. CFIUS may recommend that the President block or impose conditions or terms on such transactions, certain of which may adversely affect the ability of the fund to execute on its investment strategy with respect to such transaction. Additionally, CFIUS or any
non-U.S.
equivalents thereof may seek to impose limitations on one or more such investments that may prevent us from maintaining or pursuing investment opportunities that we otherwise would have maintained or pursued, which could make it more difficult for us to deploy capital in certain of our funds.
Our investments outside of the United States may also face delays, limitations, or restrictions as a result of notifications made under and/or compliance with these legal regimes and rapidly-changing agency practices. Other countries continue to establish and/or strengthen their own national security investment clearance regimes, which could have a corresponding effect of limiting our ability to make investments in such countries. Heightened scrutiny of foreign direct investment worldwide may also make it more difficult for us to identify suitable buyers for investments upon exit and may constrain the universe of exit opportunities for an investment in a portfolio company. As a result of such regimes, we may incur significant delays and costs, be altogether prohibited from making a particular investment or impede or restrict syndication or sale of certain assets to certain buyers, all of which could adversely affect the performance of our funds and in turn, materially reduce our revenues and cash flow.
Climate change, climate change-related regulation and sustainability concerns could adversely affect our businesses and the operations of our portfolio companies, and any actions we take or fail to take in response to such matters could damage our reputation.
We, our funds and our portfolio companies face risks associated with climate change including risks related to the impact of climate-and
ESG-related
legislation and regulation (both domestically and internationally), risks related to climate-related business trends, and risks stemming from the physical impacts of climate change.
New climate change-related regulations or interpretations of existing laws may result in enhanced disclosure obligations, which could negatively affect us, our funds and our portfolio companies and materially increase the regulatory burden and cost of compliance. In particular, compliance with climate- and other
ESG-related
rules in the EU and U.K. is expected to result in increased legal and compliance costs and expenses which would be borne by us and our funds. These disclosure requirements could even be extended to private companies. See “— Financial regulatory changes in the United States could adversely affect our business” and “— Complex regulatory regimes and potential regulatory changes in jurisdictions outside the United States could adversely affect our business.”
Certain of our portfolio companies operate in sectors that could face transition risk if carbon-related regulations or taxes are implemented. For certain of our portfolio companies, business trends related to climate change may require capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations. While this can create opportunities, not addressing these changed expectations could create business risks for portfolio companies, which could negatively impact the returns in our funds. Further, advances in climate science may change society’s understanding of sources and magnitudes of negative effects on climate, which could also negatively impact portfolio company financial performance. Further, significant physical effects of climate change including extreme weather events such as hurricanes or floods, can also have an adverse impact on certain of our portfolio companies and investments, especially our real asset investments and portfolio companies that rely on physical factories, plants or stores located in the affected areas, or that focus on tourism or recreational travel. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well.
In addition, our reputation may be harmed if certain stakeholders, such as our limited partners or shareholders, believe that we are not adequately or appropriately responding to climate change, including through the way in which we operate our business, the composition of our funds’ existing portfolios, the new investments made by our funds, or the decisions we make to continue to conduct or change our activities in response to climate change considerations. In addition, we face business trend-related climate risks including the increased attention to ESG considerations by our fund investors, including in connection with their determination of whether to invest in our funds. See “We are subject to increasing scrutiny from regulators and certain investors with respect to the environmental, social and governance impact of investments made by our funds, which may adversely impact our ability to raise capital from certain investors and constrain capital deployment opportunities for our funds.”
We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity.
In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against the financial services industry in general have been increasing. The investment decisions we make in our asset management business and the activities of our investment professionals in connection with portfolio companies may subject the companies, funds and us to the risk of third party litigation arising from investor dissatisfaction with the performance of those investment funds, alleged conflicts of interest, the suitability or manner of distribution of our products, including to retail investors, the activities of our funds’ portfolio companies and a variety of other litigation claims. From time to time we, our funds and our funds’ portfolio companies have been and may be subject to litigation, including securities class action lawsuits by stockholders, as well as class action lawsuits that challenge our acquisition transactions and/or attempt to enjoin them. Please see “Item 3. Legal Proceedings” for a discussion of a certain proceeding to which we are currently a party.
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

Employee misconduct could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm. Fraud, deceptive practices or other misconduct at portfolio companies or service providers could similarly subject us to liability and reputational damage and also harm performance.
Our employees could engage in misconduct that adversely affects our business. We are subject to a number of obligations and standards arising from our asset management business and our authority over the assets managed by our asset management business. The violation of these obligations and standards by any of our employees would adversely affect our clients and us. Our business often requires that we deal with confidential matters of great significance to companies in which we may invest. If our employees were to improperly use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships. Detecting or deterring employee misconduct is not always possible, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. In addition, a prolonged period of remote work, such as the one experienced during the
COVID-19
pandemic, may require us to develop and implement additional precautions in order to detect and prevent employee misconduct. Such additional precautions, which may include the implementation of security and other restrictions, may make our systems more difficult and costly to operate and may not be effective in preventing employee misconduct in a remote work environment. If one of our employees were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be adversely affected.
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
In addition, we may also be adversely affected if there is misconduct by personnel of portfolio companies in which our funds invest or by our portfolio companies’ service providers. For example, financial fraud or other deceptive practices at our funds’ portfolio companies, or failures by personnel at our funds’ portfolio companies to comply with anti-bribery, trade sanctions, anti-harassment, anti-discrimination or other legal and regulatory requirements, could subject us to, among other things, civil and criminal penalties or material fines, profit disgorgement, injunctions on future conduct and securities litigation, and could also cause significant reputational and business harm to us. Such misconduct may undermine our due diligence efforts with respect to such portfolio companies and could negatively affect the valuations of the investments by our funds in such portfolio companies. Losses to our funds and us could also result from misconduct or other actions by service providers, such as administrators, consultants or other advisors, if such service providers improperly use or disclose confidential information, misappropriate funds, or violate legal or regulatory obligations. In addition, we may face an increased risk of such misconduct to the extent our investment in
non-U.S.
markets, particularly emerging markets, increases.

Poor performance of our investment funds would cause a decline in our revenue, income and cash flow, may obligate us to repay Performance Allocations previously paid to us, and could adversely affect our ability to raise capital for future investment funds.
In the event that any of our investment funds were to perform poorly, our revenue, income and cash flow would decline because the value of our assets under management would decrease, which would result in a reduction in management fees, and our investment returns would decrease, resulting in a reduction in the Performance Allocations and Incentive Fees we earn. Moreover, we could experience losses on our investments of our own principal as a result of poor investment performance by our investment funds. Furthermore, if, as a result of poor performance of later investments in a carry fund’s life, the fund does not achieve certain investment returns for the fund over its life, we will be obligated to repay the amount by which Performance Allocations that were previously distributed to us exceed the amount to which the relevant general partner is ultimately entitled. In addition, in most cases, the companies in which our investment funds invest will have indebtedness or equity securities, or may be permitted to incur indebtedness or to issue equity securities, that rank senior to our investment, which may limit the ability of our investment funds to influence a company’s affairs and to take actions to protect their investments during periods of financial distress or following an insolvency.
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
In addition, from time to time, we may pursue new or different investment strategies and expand into geographic markets and businesses that may not perform as expected and result in poor performance by us and our investment funds. In addition to the risk of poor performance, such activity may subject us to a number of risks and uncertainties, including risks associated with (a) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, (b) the diversion of management’s attention from our core businesses, (c) known or unknown contingent liabilities, which could result in unforeseen losses for us and our funds, (d) the disruption of ongoing businesses and (e) compliance with additional regulatory requirements.
Certain policies and procedures implemented to mitigate potential conflicts of interest and address certain regulatory requirements may reduce the synergies across our various businesses.
Because of our various asset management businesses and our capital markets services business, we will be subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight and more legal and contractual restrictions than that to which we would otherwise be subject if we had just one line of business. To mitigate these conflicts and address regulatory, legal and contractual requirements across our various businesses, we have implemented certain policies and procedures (for example, information walls) that may reduce the positive synergies that we cultivate across these businesses for purposes of identifying and managing attractive investments. For example, certain regulatory requirements require us to restrict access by certain personnel in our funds to information about certain transactions or investments being considered or made by those funds. In addition, we may come into possession of confidential or material non-public
information with respect to issuers in which we may be considering making an investment or issuers in which our affiliates may hold an interest. As a consequence of such policies and procedures, we may be precluded from providing such information or other ideas to our other businesses even where it might be of benefit to them.

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
We may also cause different funds to invest in a single portfolio company, for example where the fund that made an initial investment no longer has capital available to invest. We may also cause different funds that we manage to purchase different classes of securities in the same portfolio company. For example, one of our CLO funds could acquire a debt security issued by the same company in which one of our private equity funds owns common equity securities. A direct conflict of interest could arise between the debt holders and the equity holders if such a company were to develop insolvency concerns, and we would have to carefully manage that conflict. A decision to acquire material non-public
information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action with respect to that company. Our affiliates or portfolio companies may be service providers or counterparties to our funds or portfolio companies and receive fees or other compensation for services that are not shared with our fund investors. In such instances, we may be incentivized to cause our funds or portfolio companies to purchase such services from our affiliates or portfolio companies rather than an unaffiliated service provider despite the fact that a third party service provider could potentially provide higher quality services or offer them at a lower cost. In addition, conflicts of interest may exist in the valuation of our investments, as well as the personal trading of employees and the allocation of fees and expenses among us, our funds and their portfolio companies, and our affiliates. Lastly, in certain, infrequent instances we may purchase an investment alongside one of our investment funds or sell an investment to one of our investment funds and conflicts may arise in respect of the allocation, pricing and timing of such investments and the ultimate disposition of such investments. A failure to appropriately deal with these, among other, conflicts, could negatively impact our reputation and ability to raise additional funds or result in potential litigation or regulatory action against us. Further, any steps taken by the SEC to preclude or limit certain conflicts of interest may make it more difficult for our funds to pursue transactions that may otherwise be attractive to the fund and its investors, which may adversely impact fund performance.
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
Valuation methodologies for certain assets in our funds can be subject to a significant degree of subjectivity and judgment, and the fair value of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds and the reduction of Management Fees and/or Performance Revenues.
Our investment funds make investments in illiquid investments or financial instruments for which there is little, if any, market activity. We determine the value of such investments and financial instruments on at least a quarterly basis based on the fair value of such investments as determined in accordance with GAAP. The fair value of such investments and financial instruments is generally determined using a primary methodology and corroborated by a secondary methodology. Methodologies are used on a consistent basis and described in Blackstone’s and the investment funds’ valuation policies.
The determination of fair value using these methodologies takes into consideration a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. These valuation methodologies involve a significant degree of management judgment. For example, as to investments that we share with another sponsor, we may apply a different valuation methodology than the other sponsor does or derive a different value than the other sponsor has derived on the same investment. These differences might cause some investors to question our valuations. In addition, the use of different underlying assumptions, estimates, methodologies and/or judgments in the determination of the value of certain investments and financial instruments could potentially produce materially different results. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies” for an overview of our fair value policy and the significant judgment required in the application thereof.
Because there is significant uncertainty in the valuation of, or in the stability of the value of illiquid investments, the fair values of such investments as reflected in an investment fund’s net asset value do not necessarily reflect the prices that would actually be obtained by us on behalf of the investment fund when such investments are realized. Realizations at values lower than the values at which investments have been reflected in prior fund net asset values would result in reduced gains or losses for the applicable fund, a decline in certain asset management fees and the reduction in potential Performance Allocations and Incentive Fees. Changes in values of investments from quarter to quarter may result in volatility in our investment funds’ net asset value, our investment in, or fees from, those funds and the results of operations and cash flow that we report from period to period. Further, a situation where asset values turn out to be materially different than values reflected in prior fund net asset values could cause investors to lose confidence in us, which would in turn result in difficulty in raising additional funds or redemptions from funds where investors hold redemption rights.

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
LIBOR and certain other floating rate benchmark indices, including, without limitation, the Euro Interbank Offered Rate, Tokyo Interbank Offered Rate, Hong Kong Interbank Offered Rate and Singapore Interbank Offered Rate (collectively, “IBORs”) have been the subject of national, international and regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On November 30, 2020, the FCA, which regulates LIBOR, announced that subject to confirmation following its consultation with the administrator of LIBOR, it would cease publication of the one-week
and
two-month
U.S. dollar LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. Additionally, the Federal Reserve Board has advised banks to stop entering into new U.S. dollar LIBOR based contracts.

The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, there remains uncertainty regarding how markets will respond to SOFR or other alternative reference rates as the transition away from the IBOR benchmarks progresses and there remains some uncertainty as to what methods of calculating a replacement benchmark will be established or adopted generally, or whether different industry bodies, such as the loan market and the derivatives market, will adopt the same methodologies. In addition, as part of the transition to a replacement benchmark, parties may seek to adjust the spreads relative to such benchmarks in underlying contractual arrangements. As a result, interest rates on our CLOs and other financial instruments tied to IBOR rates, including those where Blackstone or its funds are exposed as lender or borrower, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. For example, if lenders demand increases to credit spreads in order to migrate to alternative rates due to structural differences in the reference rates, this could increase our, our portfolio companies’ and/or our funds’ interest expense and cost of capital.
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
In addition, meaningful time and effort is required to transition to the use of new benchmark rates, including with respect to the negotiation and implementation of any necessary changes to existing contractual arrangements and the implementation of changes to our systems and processes. Negotiating and implementing necessary amendments to our existing contractual arrangements may be particularly costly and time-consuming. We are actively managing transition efforts accordingly.
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
Moreover, with respect to the historical returns of our investment funds:

•
we may create new funds in the future that reflect a different asset mix and different investment strategies (including funds whose management fees represent a more significant proportion of the fees than has historically been the case), as well as a varied geographic and industry exposure as compared to our present funds, and any such new funds could have different returns from our existing or previous funds,

•
despite periods of volatility, including in connection with the
COVID-19
pandemic, market conditions have been largely favorable in recent years and have recovered meaningfully since the onset of the pandemic, which has helped to generate positive performance, particularly in our private equity and real estate businesses, but there can be no assurance that such conditions will repeat or that our current or future investment funds will avail themselves of comparable market conditions,

•
the rates of returns of our carry funds reflect unrealized gains as of the applicable measurement date that may never be realized, which may adversely affect the ultimate value realized from those funds’ investments,

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
Many of our funds’ investments rely heavily on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. For example, in many private equity and real estate investments, indebtedness may constitute as much as 70% or more of a portfolio company’s or real estate asset’s total debt and equity capitalization, including debt that may be incurred in connection with the investment. The absence of available sources of sufficient senior debt financing for extended periods of time could therefore materially and adversely affect our private equity and real estate businesses. In addition, in March 2013, the Federal Reserve Board and other U.S. federal banking agencies issued updated leveraged lending guidance covering transactions characterized by a degree of financial leverage. Such guidance may limit the amount or cost of financing we are able to obtain for our transactions, and as a result, the returns on our investments may suffer. However, the status of the 2013 leveraged lending guidance remains uncertain following a determination by the Government Accountability Office in October 2017 that resulted in such guidance being required to be submitted to U.S. Congress for review. The possibility exists that, under the current administration, the U.S. federal bank regulatory agencies could apply the leveraged lending guidance in its current form, or implement a revised or new rule that limits leveraged lending. Such regulatory action could limit the amount of funding and increase the cost of financing available for leveraged loan borrowers such as Blackstone Tactical Opportunities and our corporate private equity business overall. Furthermore, limits on the deductibility of corporate interest expense could make it more costly to use debt financing for our acquisitions or otherwise have an adverse impact on the cost structure of our transactions, and could therefore adversely affect the returns on our funds’ investments. See “— Changes in U.S. and foreign taxation of businesses and other tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely affect us, including by adversely impacting our effective tax rate and tax liability.”

In addition, an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those businesses’ investments. See “— An increase in interest rates and other changes in the financial markets could negatively impact the values of certain assets or investments and the ability of our funds and their portfolio companies to access to capital markets on attractive terms, which could adversely affect investment and realization opportunities, leading to lower-yielding investments and potentially decrease our net income.”
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
When evaluating a potential business or asset for investment, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to such investment. When conducting due diligence, we may be required to evaluate important and complex issues, including but not limited to those related to business, financial, credit risk, tax, accounting, ESG, legal and regulatory and macroeconomic trends. With respect to ESG, the nature and scope of our diligence will vary based on the investment, but may include a review of, among other things: energy management, air and water pollution, land contamination, diversity, human rights, employee health and safety, accounting standards and bribery and corruption. Selecting and evaluating ESG factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by Blackstone or a third-party ESG specialist (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs, values or preferred practices of other asset managers or with market trends. The materiality of ESG risks and impacts on an individual potential investment or portfolio as a whole depend on many factors, including the relevant industry, country, asset class and investment style. Outside consultants, legal advisers, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts (including fraud) or risks that may be necessary or helpful in evaluating such investment opportunity and we may not identify or foresee future developments that could have a material adverse effect on an investment, including, for example, potential factors, such as technological disruption of a specific company or asset, or an entire industry.
Further, some matters covered by our diligence, such as ESG, are continuously evolving and we may not accurately or fully anticipate such evolution. For instance, our ESG framework does not represent a universally recognized standard for assessing ESG considerations as there are different frameworks and methodologies being implemented by other asset managers, in addition to numerous international initiatives on the subject. For example, certain EEA regulatory initiatives require us to manage and monitor sustainability risks in the portfolios of funds managed by our EEA AIFMs, but regulatory expectations as to how this should be done are unclear. The steps that we may be obligated to take under these initiatives in order to manage and report to investors on concentrations of sustainability risk may make our funds less attractive to investors, and any non-compliance
with such initiatives may subject us to regulatory action. In addition, when conducting due diligence on investments, including with respect to investments made by our funds of hedge funds in third party hedge funds, we rely on the resources available to us and information supplied by third parties, including information provided by the target of the investment (or, in the case of investments in a third party hedge fund, information provided by such hedge fund or its service providers). The information we receive from third parties may not be accurate or complete and therefore we may not have all the relevant facts and information necessary to properly assess and monitor our funds’ investment.
We and our affiliates from time to time are required to report specified dealings or transactions involving Iran or other sanctioned individuals or entities.
The Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) expanded the scope of U.S. sanctions against Iran. Additionally, Section 219 of the ITRA amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain OFAC sanctions engaged in by the reporting company or any of its affiliates during the period covered by the relevant periodic report. In some cases, ITRA requires companies to disclose these types of transactions even if they were permissible under U.S. law. Companies that currently may be or may have been at the time considered our affiliates have from time to time publicly filed and/or provided to us the disclosures reproduced on Exhibit 99.1 of our Quarterly Reports. We do not independently verify or participate in the preparation of these disclosures. We are required to separately file with the SEC a notice when such activities have been disclosed in this report, and the SEC is required to post such notice of disclosure on its website and send the report to the President and certain U.S. Congressional committees. The President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, determine whether sanctions should be imposed. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business, and any failure to disclose any such activities as required could additionally result in fines or penalties.
Our asset management activities involve investments in relatively illiquid assets, and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of our principal investments.
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

Larger transactions may be structured as “consortium transactions” due to the size of the investment and the amount of capital required to be invested. A consortium transaction involves an equity investment in which two or more investors serve together or collectively as equity sponsors. We have historically participated in a significant number of consortium transactions due to the increased size of many of the transactions in which we have been involved. Consortium transactions generally entail a reduced level of control by Blackstone over the investment because governance rights must be shared with the other investors. Accordingly, we may not be able to control decisions relating to the investment, including decisions relating to the management and operation of the company and the timing and nature of any exit. In addition, the consequences to our investment funds of an unsuccessful larger investment could be more severe given the size of the investment.
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
In addition, investments in companies that are based outside of the United States may be negatively impacted by restrictions on international trade or the recent or potential further imposition of tariffs. See “— Ongoing trade negotiations and related government actions may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies.”

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
Investors in our hedge funds or open-ended funds may redeem their investments in these funds. In addition, the investment management agreements related to our separately managed accounts may permit the investor to terminate our management of such account on short notice. Lastly, investors in certain of our other investment funds have the right to cause these investment funds to be dissolved. Any of these events would lead to a decrease in our revenues, which could be substantial.
Investors in our hedge funds may generally redeem their investments on an annual, semi-annual or quarterly basis following, in certain cases, the expiration of a specified period of time when capital may not be withdrawn, subject to the applicable fund’s specific redemption provisions. In addition, we have certain other open-ended funds, including core+ real estate and certain real estate debt funds, which contain redemption provisions in their governing documents. In a declining market, many hedge funds and other open-ended funds, including some of our funds, may experience declines in value, and the pace of redemptions and consequent reduction in our assets under management could accelerate. Such declines in value may be both provoked and exacerbated by margin calls and forced selling of assets. To the extent appropriate and permissible under a fund’s constituent documents, we may limit or suspend redemptions during a redemption period, which may have a reputational impact on us. See “— Hedge fund investments are subject to numerous additional risks.” The decrease in revenues that would result from significant redemptions in our hedge funds and other open-ended funds could have a material adverse effect on our business, revenues, net income and cash flows.
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
The governing agreements of most of our investment funds (with the exception of certain of our funds of hedge funds, hedge funds, certain credit-focused and real estate debt funds, and other funds or separately managed accounts for the benefit of one or more specified investors) provide that, subject to certain conditions, third party investors in those funds have the right to remove the general partner of the fund or to accelerate the termination date of the investment fund without cause by a majority or supermajority vote, resulting in a reduction in management fees we would earn from such investment funds and a significant reduction in the amounts of Performance Allocations and Incentive Fees from those funds. Performance Allocations and Incentive Fees could be significantly reduced as a result of our inability to maximize the value of investments by an investment fund during the liquidation process or in the event of the triggering of a “clawback” obligation. In addition, the governing agreements of our investment funds provide that in the event certain “key persons” in our investment funds do not meet specified time commitments with regard to managing the fund, then investors in certain funds have the right to vote to terminate the investment period by a specified percentage (including, in certain cases, a simple majority) vote in accordance with specified procedures, accelerate the withdrawal of their capital on an investor-by-investor
basis, or the fund’s investment period will automatically terminate and a specified percentage (including, in certain cases, a simple majority) vote of investors is required to restart it. In addition, the governing agreements of some of our investment funds provide that investors have the right to terminate, for any reason, the investment period by a vote of 75% of the investors in such fund. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our investment funds would likely result in significant reputational damage to us.
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
Investments by our real estate funds will be subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. Such investments are subject to the potential for deterioration of real estate fundamentals and the risk of adverse changes in local market and economic conditions, which may include changes in supply of and demand for competing properties in an area, fluctuations in the average occupancy and room rates for hotel properties, changes in the financial resources of tenants, depressed travel activity, changes in interest rates and related increases in borrowing costs, and the lack of availability of mortgage funds, which may render the sale or refinancing of properties difficult or impracticable. In addition, investments in real estate and real estate-related businesses and assets may be subject to the risk of environmental and contingent liabilities upon disposition of assets, casualty or condemnations losses, energy and supply shortages, natural disasters, climate change related risks (including climate-related transition risks and acute and chronic physical risks), acts of god, terrorist attacks, war and other events that are beyond our control, and various uninsured or uninsurable risks. Further, investments in real estate and real estate-related businesses and assets are subject to changes in law and regulation, including in respect of building, environmental and zoning laws, rent control and other regulations impacting our residential real estate investments and changes to tax laws and regulations, including real property and income tax rates and the taxation of business entities and the deductibility of corporate interest expense. In addition, if our real estate funds acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income
producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of our fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms.
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
Ownership of real assets in our funds or vehicles may increase our risk of direct and/or indirect liability under environmental laws that impose, regardless of fault, joint and several liability for the cost of remediating contamination and compensation for damages. In addition, changes in environmental laws or regulations (including climate change initiatives) or the environmental condition of an investment may create liabilities that did not exist at the time of acquisition. Even in cases where we are indemnified by a seller against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or our ability to achieve enforcement of such indemnities. See “— Climate change, climate change-related regulation and sustainability concerns could adversely affect our businesses and the operations of our portfolio companies, and any actions we take or fail to take in response to such matters could damage our reputation.”
Investments by our funds in the power and energy industries involve various operational, construction, regulatory and market risks.
The development, operation and maintenance of power and energy generation facilities involves many risks, including, as applicable, labor issues, start-up
risks, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities and the dependence on a specific fuel source. Power and energy generation facilities in which our funds invest are also subject to risks associated with volatility in the price of fuel sources and the impact of unusual or adverse weather conditions or other natural events, such as droughts, as well as the risk of performance below expected levels of output, efficiency or reliability. The occurrence of any such items could result in lost revenues and/or increased expenses. In turn, such developments could impair a portfolio company’s ability to repay its debt or conduct its operations. We may also choose or be required to decommission a power generation facility or other asset. The decommissioning process could be protracted and result in the incurrence of significant financial and/or regulatory obligations or other uncertainties.
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
The power and energy sectors are the subject of substantial and complex laws, rules and regulation by various federal and state regulatory agencies. Failure to comply with applicable laws, rules and regulations could result in the prevention of operation of certain facilities or the prevention of the sale of such a facility to a third party, as well as the loss of certain rate authority, refund liability, penalties and other remedies, all of which could result in additional costs to a portfolio company and adversely affect the investment results. In addition, the increased scrutiny placed by regulators, investors and other market participants in the ESG impact of investments made by our energy funds in recent years has negatively impacted and is likely to continue to negatively impact our ability to exit certain of our traditional energy investments on favorable terms. The current administration has focused on climate change policies and has re-joined
the Paris Agreement, which includes commitments from countries to reduce their greenhouse gas emissions, among other commitments. Executive orders signed by the President placed a temporary moratorium on new oil and gas leasing on public lands and offshore waters. Legislative efforts by the administration or the U.S. Congress to place additional limitations on coal and gas electric generation, mining and/or exploration could adversely affect our traditional energy investments.
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

Infrastructure investments often involve an ongoing commitment to a municipal, state, federal or foreign government or regulatory agencies. The nature of these obligations exposes us to a higher level of regulatory control than typically imposed on other businesses and may require us to rely on complex government licenses, concessions, leases or contracts, which may be difficult to obtain or maintain. Infrastructure investments may require operators to manage such investments and such operators’ failure to comply with laws, including prohibitions against bribing of government officials, may adversely affect the value of such investments and cause us serious reputational and legal harm. Revenues for such investments may rely on contractual agreements for the provision of services with a limited number of counterparties, and are consequently subject to counterparty default risk. The operations and cash flow of infrastructure investments are also more sensitive to inflation and, in certain cases, commodity price risk. Furthermore, services provided by infrastructure investments may be subject to rate regulations by government entities that determine or limit prices that may be charged. Similarly, users of applicable services or government entities in response to such users may react negatively to any adjustments in rates and thus reduce the profitability of such infrastructure investments.
Our investments in the life science industry may expose us to increased risks.
Investments by BXLS may expose us to increased risks. For example,

•
BXLS’s strategies include, among others, investments that are referred to as “pharmaceutical corporate partnership” transactions. Pharmaceutical corporate partnership transactions are risk-sharing collaborations with biopharmaceutical and medical device partners on drug and medical device development programs and investments in royalty streams of pre-commercial
biopharmaceutical products. BXLS’s ability to source pharmaceutical corporate partnership transactions has been, and will continue to be, in part dependent on the ability of special purpose development companies to identify, diligence, negotiate and in many cases, take the lead in executing the agreed development plans with respect to, a pharmaceutical corporate partnership transaction. Moreover, as such special purpose development companies are jointly owned by us or our affiliates and unaffiliated life sciences investors, we (and our funds) are not the sole beneficiaries of such sourcing strategies and capabilities of such special purpose development companies. In addition, payments to BXLS under such pharmaceutical corporate partnerships (which can include future royalty or other milestone-based payments) are often contingent upon one or more approvals of the applicable product candidate and/or the achievement of certain milestones, including product sales thresholds. In addition, royalty or other milestone payments to BXLS under pharmaceutical corporate partnerships are often contingent upon one or more approvals or milestone achievements over which BXLS may not have the ability to exercise meaningful control.

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

•
The commercial success of products could be compromised if governmental or third party payers do not provide coverage and reimbursement, breach, rescind or modify their contracts or reimbursement policies or delay payments for such products. In both the U.S. and foreign markets, the successful sale of a life sciences company’s product depends on the ability to obtain and maintain adequate coverage and reimbursement from third party payers, including government healthcare programs and private insurance plans. Governments and third party payers continue to pursue aggressive initiatives to contain costs and manage drug utilization and are increasingly focused on the effectiveness, benefits and costs of similar treatments, which could result in lower reimbursement rates and narrower populations for whom the products in which BXLS invests will be reimbursed by payers. The current administration may seek to modify coverage and reimbursement policies for life sciences companies’ products; however, it remains unclear how and when, if at all, the administration will take such actions. To the extent an investment made by BXLS relies in whole or in part on royalties or other payments based on product sales, adequate third party payer reimbursement may not be available to enable price levels for the product sufficient for BXLS to realize an appropriate return on the investment.

The financial projections of our funds’ portfolio companies could prove inaccurate.
The capital structure of a fund’s portfolio company is generally set up at the time of the fund’s investment in the portfolio company based on, among other factors, financial projections prepared by the portfolio company’s management. These projected operating results will normally be based primarily on judgments of the management of the portfolio companies. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. General economic conditions, which are not predictable, along with other factors may cause actual performance to fall short of financial projections. Because of the leverage we typically employ in our investments, this could cause a substantial decrease in the value of our equity holdings in the portfolio company. The inaccuracy of financial projections could thus cause our funds’ performance to fall short of our expectations.
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
Investments by our funds of hedge funds in other hedge funds, as well as investments by our credit-focused, real estate debt and other hedge funds and similar products, are subject to numerous additional risks, including the following:

•
Certain of the funds in which we invest are newly established funds without any operating history or are managed by management companies or general partners who may not have as significant track records as a more established manager.

•
Generally, the execution of third-party hedge funds’ investment strategies is subject to the sole discretion of the management company or the general partner of such funds and we have no ability to control such investment activities.

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
Many of our funds depend on the services of prime brokers, custodians, counterparties, administrators and other agents to carry out certain securities and derivatives transactions. The terms of these contracts are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight, although the Dodd-Frank Act and the European Market Infrastructure Regulation provides for regulation of the derivatives market. In particular, some of our funds utilize prime brokerage arrangements with a relatively limited number of counterparties, which has the effect of concentrating the transaction volume (and related counterparty default risk) of these funds with these counterparties.
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

In the event of a counterparty default, particularly a default by a major investment bank or a default by a counterparty to a significant number of our contracts, one or more of our funds may have outstanding trades that they cannot settle or are delayed in settling. As a result, these funds could incur material losses and the resulting market impact of a major counterparty default could harm our businesses, results of operation and financial condition. In addition, under certain local clearing and settlement regimes in Europe, we or our funds could be subject to settlement discipline fines. See “— Complex regulatory regimes and potential regulatory changes in jurisdictions outside the United States could adversely affect our business.”
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
Other matters that are required to be submitted to a vote of the holders of our common stock generally require the approval of a majority the voting power of our outstanding shares of common stock and Series I preferred stock, voting together as a single class, including certain sales, exchanges or other dispositions of all or substantially all of our assets, a merger, consolidation or other business combination, certain amendments to our certificate of incorporation and the designation of a successor Series II Preferred Stockholder. Holders of our Series I preferred stock, as such, will collectively be entitled to a number of votes equal to the aggregate number of Blackstone Holdings Partnership Units held by the limited partners of the Blackstone Holdings Partnerships on the relevant record date and will vote together with holders of our common stock as a single class. As of February 18, 2022, Blackstone Partners L.L.C., an entity owned by the senior managing directors of Blackstone and controlled by Mr. Schwarzman, owned the only share of Series I preferred stock outstanding, representing approximately 40.0% of the total combined voting power of the common stock and Series I preferred stock, taken together.
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
Because the Series II Preferred Stockholder holds more than 50% of the voting power for the election of directors, we are a “controlled company” and fall within exceptions from certain corporate governance and other requirements of the rules of the New York Stock Exchange. Pursuant to these exceptions, controlled companies may elect not to comply with certain corporate governance requirements of the New York Stock Exchange, including the requirements (a) that a majority of our board of directors consist of independent directors, (b) that we have a nominating and corporate governance committee that is composed entirely of independent directors, (c) that we have a compensation committee that is composed entirely of independent directors, and (d) that the compensation committee be required to consider certain independence factors when engaging compensation consultants, legal counsel and other committee advisers. While we currently have a majority independent board of directors, we have elected to avail ourselves of the other exceptions. Accordingly, our common stockholders generally do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
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
Blackstone Inc. is a holding company and has no material assets other than the ownership of the partnership units in Blackstone Holdings held through wholly owned subsidiaries. Blackstone Inc. has no independent means of generating revenue. Accordingly, we intend to cause Blackstone Holdings to make distributions to its partners, including Blackstone Inc.’s wholly owned subsidiaries, to fund any dividends Blackstone Inc. may declare on our common stock.
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
As of December 31, 2021, we have $284.4 million of finite-lived intangible assets (in addition to $1.9 billion of goodwill), net of accumulated amortization. These finite-lived intangible assets are from the initial public offering (“IPO”) and subsequent business acquisitions. We are amortizing these finite-lived intangibles over their estimated useful lives, which range from three to twenty years, using the straight-line method, with a weighted-average remaining amortization period of 7.2 years as of December 31, 2021. We also record non-cash
equity-based compensation from grants made in the ordinary course of business and in connection with other business acquisitions. The amortization of these finite-lived intangible assets and of this non-cash
equity-based compensation will increase our expenses during the relevant periods. These expenses may increase the net loss we record in certain periods or cause us to record a net loss in periods during which we would otherwise have recorded net income. A substantial and sustained decline in our share price could result in an impairment of intangible assets or goodwill leading to a further reduction in net income or increase to net loss in the relevant period.

We are required to pay our senior managing directors for most of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of the tax basis step-up
we received as part of the reorganization we implemented in connection with our IPO or receive in connection with future exchanges of our common stock and related transactions.
As part of the reorganization we implemented in connection with our IPO, we purchased interests in our business from our pre-IPO
owners. In addition, holders of partnership units in Blackstone Holdings (other than Blackstone Inc.’s wholly owned subsidiaries), subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for shares of Blackstone Inc.’s common stock on a one-for-one
basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the Blackstone Holdings Partnerships to effect an exchange for a share of common stock. The purchase and subsequent exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Blackstone Holdings that otherwise would not have been available. These increases in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge.
We have entered into a tax receivable agreements with our senior managing directors and other pre-IPO
owners that provides for the payment by us to the counterparties of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of Blackstone Inc. and/or its wholly owned subsidiaries and not of Blackstone Holdings. As such, the cash distributions to public stockholders may vary from holders of Blackstone Holdings Partnership Units (held by Blackstone personnel and others) to the extent payments are made under the tax receivable agreements to selling holders of Blackstone Holdings Partnership Units. As the payments reflect actual tax savings received by Blackstone entities, there may be a timing difference between the tax savings received by Blackstone entities and the cash payments to selling holders of Blackstone Holdings Partnership Units. While the actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of our common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the increases in the tax basis of the tangible and intangible assets of Blackstone Holdings, the payments that we may make under the tax receivable agreements will be substantial. The payments under a tax receivable agreement are not conditioned upon a tax receivable agreement counterparty’s continued ownership of us. We may need to incur debt to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreements as a result of timing discrepancies or otherwise.
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

If Blackstone Inc. were deemed an “investment company” under the 1940 Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
An entity will generally be deemed to be an “investment company” for purposes of the 1940 Act if: (a) it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, or (b) absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We believe that we are engaged primarily in the business of providing asset management and capital markets services and not in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from each of our businesses is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as an asset management and capital markets firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that Blackstone Inc. is an “orthodox” investment company as defined in section 3(a)(1)(A) of the 1940 Act and described in clause (a) in the first sentence of this paragraph. Furthermore, Blackstone Inc. does not have any material assets other than its equity interests in certain wholly owned subsidiaries, which in turn will have no material assets (other than intercompany debt) other than general partner interests in the Blackstone Holdings Partnerships. These wholly owned subsidiaries are the sole general partners of the Blackstone Holdings Partnerships and are vested with all management and control over the Blackstone Holdings Partnerships. We do not believe the equity interests of Blackstone Inc. in its wholly owned subsidiaries or the general partner interests of these wholly owned subsidiaries in the Blackstone Holdings Partnerships are investment securities. Moreover, because we believe that the capital interests of the general partners of our funds in their respective funds are neither securities nor investment securities, we believe that less than 40% of Blackstone Inc.’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis are comprised of assets that could be considered investment securities. Accordingly, we do not believe Blackstone Inc. is an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C) of the 1940 Act as described in clause (b) in the first sentence of this paragraph. In addition, we believe Blackstone Inc. is not an investment company under section 3(b)(1) of the 1940 Act because it is primarily engaged in a non-investment
company business.
The 1940 Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies. Among other things, the 1940 Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose certain governance requirements. We intend to conduct our operations so that Blackstone Inc. will not be deemed to be an investment company under the 1940 Act. If anything were to happen which would cause Blackstone Inc. to be deemed to be an investment company under the 1940 Act, requirements imposed by the 1940 Act, including limitations on our capital structure, ability to transact business with affiliates (including us) and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among Blackstone Inc., Blackstone Holdings and our senior managing directors, or any combination thereof, and materially adversely affect our business, financial condition and results of operations. In addition, we may be required to limit the amount of investments that we make as a principal or otherwise conduct our business in a manner that does not subject us to the registration and other requirements of the 1940 Act.
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
Risks Related to Our Common Stock
The price of our common stock may decline due to the large number of shares of common stock eligible for future sale and for exchange.
The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market in the future or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of common stock in the future at a time and at a price that we deem appropriate. We had a total of 700,387,302 shares of common stock outstanding as of February 18, 2022. Subject to the lock-up
restrictions described below, we may issue and sell in the future additional shares of common stock. Limited partners of Blackstone Holdings owned an aggregate of 443,024,243 Blackstone Holdings Partnership Units outstanding as of February 18, 2022. In connection with our initial public offering, we entered into an exchange agreement with holders of Blackstone Holdings Partnership Units (other than Blackstone Inc.’s wholly owned subsidiaries) so that these holders, subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for shares of Blackstone Inc. common stock on a one-for-one
basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. A Blackstone Holdings limited partner must exchange one partnership unit in each of the Blackstone Holdings Partnerships to effect an exchange for a share of common stock. The common stock we issue upon such exchanges would be “restricted securities,” as defined in Rule 144 under the Securities Act, unless we register such issuances. However, we have entered into a registration rights agreement with the limited partners of Blackstone Holdings that requires us to register these shares of common stock under the Securities Act and we have filed registration statements that cover the delivery of common stock issued upon exchange of Blackstone Holdings Partnership Units. See “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence — Transactions with Related Persons — Registration Rights Agreement.” While the partnership agreements of the Blackstone Holdings Partnerships and related agreements contractually restrict the ability of Blackstone personnel to transfer the Blackstone Holdings Partnership Units or Blackstone Inc. common stock they hold and require that they maintain a minimum amount of equity ownership during their employ by us, these contractual provisions may lapse over time or be waived, modified or amended at any time.
As of February 18, 2022, we had granted 34,236,188 outstanding deferred restricted shares of common stock and 22,970,133 outstanding deferred restricted Blackstone Holdings Partnership Units to our non-senior
managing director professionals and senior managing directors under the Blackstone Inc. Amended and Restated 2007 Equity Incentive Plan (“2007 Equity Incentive Plan”). The aggregate number of shares of common stock and Blackstone Holdings Partnership Units (together, “Shares”) covered by our 2007 Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of Shares equal to the positive difference, if any, of (a) 15% of the aggregate number of Shares outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by Blackstone Inc. or its wholly owned subsidiaries) minus

(b) the aggregate number of Shares covered by our 2007 Equity Incentive Plan as of such date (unless the administrator of the 2007 Equity Incentive Plan should decide to increase the number of Shares covered by the plan by a lesser amount). An aggregate of 168,885,553 additional Shares were available for grant under our 2007 Equity Incentive Plan as of February 18, 2022. We have filed a registration statement and intend to file additional registration statements on Form
S-8
under the Securities Act to register common stock covered by the 2007 Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form
S-8
registration statement will automatically become effective upon filing. Accordingly, common stock registered under such registration statement will be available for sale in the open market.
In addition, the Blackstone Holdings partnership agreements authorize the wholly owned subsidiaries of Blackstone Inc. which are the general partners of those partnerships to issue an unlimited number of additional partnership securities of the Blackstone Holdings Partnerships with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Blackstone Holdings Partnership Units, and which may be exchangeable for our shares of common stock.
Our certificate of incorporation also provides us with a right to acquire all of the then outstanding shares of common stock under specified circumstances, which may adversely affect the price of our shares of common stock and the ability of holders of shares of common stock to participate in further growth in our stock price.
Our certificate of incorporation provides that, if at any time, less than 10% of the total shares of any class of our stock then outstanding (other than Series I preferred stock and Series II preferred stock) is held by persons other than the Series II Preferred Stockholder and its affiliates, we may exercise our right to call and purchase all of the then outstanding shares of common stock held by persons other than the Series II Preferred Stockholder or its affiliates or assign this right to the Series II Preferred Stockholder or any of its affiliates. As a result, a stockholder may have his or her shares of common stock purchased from him or her at an undesirable time or price and in a manner which adversely affects the ability of a stockholder to participate in further growth in our stock price.
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
Our principal executive offices are located in leased office space at 345 Park Avenue, New York, New York. As of December 31, 2021, we also leased offices in Dublin, Hong Kong, London, Miami, Mumbai, San Francisco, Singapore, Sydney, Tokyo and other cities around the world. We consider these facilities to be suitable and adequate for the management and operations of our business.

Item 3.	Legal Proceedings
We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. See “— Item 1A. Risk Factors” above. We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our consolidated financial statements. However, given the inherent unpredictability of these types of proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could have a material effect on Blackstone’s financial results in any particular period. See “Part II. Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 19. Commitments and Contingencies — Contingencies — Litigation.”

Item 4.	Mine Safety Disclosures
Not applicable.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “BX.”
The number of holders of record of our common stock as of February 18, 2022 was 64. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers. Blackstone Partners L.L.C. is the sole holder of the single share of Series I preferred stock outstanding and Blackstone Group Management L.L.C. is the sole holder of the single share of Series II preferred stock outstanding.
The following table sets forth the quarterly per share dividends earned for the periods indicated. Each quarter’s dividends are declared and paid in the following quarter.

	2021	2020
First Quarter	$0.82	$0.39
Second Quarter	0.70	0.37
Third Quarter	1.09	0.54
Fourth Quarter	1.45	0.96

	$4.06	$2.26

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
Because Blackstone Inc. is a holding company and has no material assets, other than its ownership of partnership units in Blackstone Holdings (held through wholly owned subsidiaries), intercompany loans receivable and deferred tax assets, we fund any dividends by Blackstone Inc. by causing Blackstone Holdings to make distributions to its partners, including Blackstone Inc. (through its wholly owned subsidiaries). If Blackstone Holdings makes such distributions, the limited partners of Blackstone Holdings will be entitled to receive equivalent distributions pro-rata
based on their partnership interests in Blackstone Holdings. Blackstone Inc. then dividends its share of such distributions, net of taxes and amounts payable under the tax receivable agreements, to our shareholders on a pro-rata
basis.
Because the publicly traded entity and/or its wholly owned subsidiaries must pay taxes and make payments under the tax receivable agreements described in “— Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 18. Related Party Transactions,” the amounts ultimately paid as dividends by Blackstone Inc. to common shareholders in respect of each fiscal year are generally expected to be less, on a per share or per unit basis, than the amounts distributed by the Blackstone Holdings Partnerships to the Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships in respect of their Blackstone Holdings Partnership Units. Following the Conversion, we expect to pay more corporate income taxes than we would have as a limited partnership, which will increase this difference between the per share dividend and per unit distribution amounts.
Dividends are treated as qualified dividends to the extent of Blackstone’s current and accumulated earnings and profits, with any excess dividends treated as a return of capital to the extent of the shareholder’s basis.
In addition, the partnership agreements of the Blackstone Holdings Partnerships provide for cash distributions, which we refer to as “tax distributions,” to the partners of such partnerships if the wholly owned subsidiaries of Blackstone Inc. which are the general partners of the Blackstone Holdings Partnerships determine that the taxable income of the relevant partnership will give rise to taxable income for its partners. Generally, these tax distributions will be computed based on our estimate of the net taxable income of the relevant partnership allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the non-deductibility
of certain expenses and the character of our income). The Blackstone Holdings Partnerships will make tax distributions only to the extent distributions from such partnerships for the relevant year were otherwise insufficient to cover such estimated assumed tax liabilities.
Share Repurchases in the Fourth Quarter of 2021
The following table sets forth information regarding repurchases of shares of our common stock during the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands) (a)
Oct. 1 - Oct. 31, 2021	41,666	$138.20	41,666	$396,822
Nov. 1 - Nov. 30, 2021	437,493	$144.01	437,493	$333,817
Dec. 1 - Dec. 31, 2021	3,739,687	$134.50	3,739,687	$1,500,000

	4,218,846		4,218,846

(a)
On December 7, 2021, Blackstone’s board of directors authorized the repurchase of up to $2.0 billion of common stock and Blackstone Holdings Partnership Units. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. See “— Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 16. Earnings Per Share and Stockholders’ Equity — Share Repurchase Program” and “— Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Share Repurchase Program” for further information regarding this repurchase program.

As permitted by, and subject to, our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with
Rule 10b5-1
under the Exchange Act, and similar plans and arrangements relating to our shares and Blackstone Holdings Partnership Units.

Item 6.	(Reserved)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with Blackstone Inc.’s consolidated financial statements and the related notes included within this Annual Report on
Form 10-K.
This section of this
Form 10-K
generally discusses 2021 and 2020 items and year to year comparisons between 2021 and 2020. For the discussion of 2020 compared to 2019 see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Blackstone’s Annual Report on
Form 10-K
for the year ended December 31, 2020, which specific discussion is incorporated herein by reference.
Effective August 6, 2021, The Blackstone Group Inc. changed its name to Blackstone Inc. Blackstone Inc. was initially formed as The Blackstone Group L.P. (the “Partnership”) and converted from a Delaware limited partnership to a Delaware corporation, The Blackstone Group Inc. (the “Conversion”), effective July 1, 2019. This report includes the results for the Partnership prior to the Conversion and Blackstone Inc. following the Conversion. In this report, references to “Blackstone,” the “Company,” “we,” “us” or “our” refer to (a) Blackstone Inc. and its consolidated subsidiaries following the Conversion and (b) the Partnership and its consolidated subsidiaries prior to the Conversion. All references to shares or per share amounts prior to the Conversion refer to units or per unit amounts. Unless otherwise noted, all references to shares or per share amounts following the Conversion refer to shares or per share amounts of common stock. All references to dividends prior to the Conversion refer to distributions. See “— Organizational Structure.”
Effective February 26, 2021, Blackstone effectuated changes to rename its Class A common stock as “common stock,” and to reclassify its Class B and Class C common stock into a new “Series I preferred stock” and “Series II preferred stock,” respectively. Each new stock has the same rights and powers of its predecessor. See “— Organizational Structure.”
Our Business
Blackstone is one of the world’s leading investment firms. Our business is organized into four segments: Real Estate, Private Equity, Hedge Fund Solutions and Credit & Insurance. For more information about our business segments, see “Part I. Item 1. Business — Business Segments.”
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

Our Response to
COVID-19
Our primary focus during the
COVID-19
pandemic has been the safety and wellbeing of our employees and their families, as well as the seamless functioning of the firm in serving our investors who have entrusted us with their capital, and our shareholders. Where remote work has been appropriate or recommended under local government guidelines, our technology infrastructure has proven to be robust and capable of supporting a remote work model and we have implemented rigorous protocols for remote work across the firm, including increased cadence of group calls and updates, and frequent communication across leadership and working levels. We have also leveraged technology to ensure our teams stay connected and productive, and that our culture remains strong. To the extent we have not been meeting with our clients in person, we have continued to actively communicate with them through videoconference, teleconference and email. Our investment committees have also continued to convene as needed, and the firm has continued to operate across investment, asset management and corporate support functions. Our return to office protocols have been developed and implemented consistent with local government guidelines, with testing, contact-tracing and social distancing and other safety protocols in place, and we continue to closely monitor applicable public health and government guidance and the proliferation of variants.
Business Environment
Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Europe, Asia and, to a lesser extent, elsewhere in the world.
In 2021, economic conditions strongly rebounded from the prior year, particularly in the U.S., which was significantly affected by the
COVID-19
pandemic in 2020. The Bureau of Economic Analysis’ advance estimate of U.S. real GDP growth indicated growth of 5.7% in 2021, after a 3.4% decline in GDP in 2020. This estimate for 2021 would equate to the fastest rate of economic growth in nearly 40 years. At the same time, in December 2021, annual U.S. inflation reached a
39-year
high of 7.0%, leading the U.S. Federal Reserve to indicate a plan to begin to increase interest rates in the near term. Despite strong equity market returns overall for 2021, concerns over inflation, higher interest rates and the impact of COVID variants on economic growth led to heightened equity market volatility exiting the year, and such volatility continued into early 2022. Global supply chains have also continued to be disrupted, particularly given China’s recurrent COVID restrictions. Such disruption has contributed to growing inflationary pressure and may further contribute to slower real GDP growth globally.
The S&P 500 Total Return Index increased 11% in the fourth quarter of 2021 and 29% in 2021, with strong appreciation across sectors, led by energy and real estate. The Bloomberg Commodity Index fell by
-1.6%
in the fourth quarter but rose more than 27% for the year. The price of West Texas Intermediate crude oil increased 55% to $75 per barrel for the year.
Credit markets also appreciated in 2021, as U.S. leveraged loans and high yield bonds returned 5.2% and 5.4%, respectively. High yield spreads tightened a total of 76 basis points in the year, while issuance increased 15%. Merger and acquisition activity accelerated, with global announced deal value increasing 63% in 2021 compared to 2020.
Throughout 2021, the U.S. Federal Reserve maintained the federal funds target range at
0.0%-0.25%,
the range set in March 2020 in response to the onset of
COVID-19.
The yield on the
ten-year
Treasury remained relatively flat in the fourth quarter, ending the year at 1.51%, but has risen sharply so far in 2022, to 1.96% as of February 17, 2022. Three-month LIBOR increased eight basis points in the fourth quarter to 0.21%, and further to 0.49% as of February 16, 2022. Subsequent to the end of 2021, the U.S. Federal Reserve indicated that it foresees up to three quarter-percentage-point interest rate increases in 2022, beginning as early as March 2022, with continued increases expected in 2023 and 2024.
The U.S. unemployment rate decreased to a post-pandemic low of 3.9% as of December 2021 from 6.7% in December 2020. Average hourly earnings in December increased 4.7% year-over-year based on the three-month average for production and nonsupervisory employees. U.S. retail sales increased 18% year-over-year in 2021 on a seasonally adjusted basis. Since 2019, personal savings in 2021 increased 88% and disposable personal income increased 14%. The Institute for Supply Management Purchasing Managers’ Index decreased in 2021 to 58.7, compared to 60.7 at the end of 2020, signaling moderate expansion in the U.S. manufacturing sector.

Countries around the world continue to recover from the economic impacts of the
COVID-19
pandemic. While economic activity remains robust, global supply chain disruptions, labor shortages and rising commodity prices continue to have a negative impact across sectors and regions, and concerns regarding inflation and increasing interest rates are deepening.
Notable Transactions
On August 5, 2021, Blackstone issued $650 million aggregate principal amount of 1.625% senior notes due August 5, 2028 (the “2028 Notes”), $800 million aggregate principal amount of 2.000% senior notes due January 30, 2032 (the “August 2032 Notes”) and $550 million aggregate principal amount of 2.850% senior notes due August 5, 2051 (the “2051 Notes”). For additional information see Note 13. “Borrowings” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data.”
On November 2, 2021, Blackstone (a) closed the acquisition of a 9.9% equity stake in SAFG Retirement Services, Inc., which is expected to be the parent of American International Group, Inc.’s Life and Retirement (“AIG L&R”) business at the time of the anticipated IPO of AIG L&R and (b) entered into a long-term strategic asset management partnership to serve as the exclusive external investment manager of AIG L&R with respect to certain asset classes. For additional information see Note 4. “Investments — Other Investments” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data.”
On January 10, 2022, Blackstone issued $500 million aggregate principal amount of 2.550% senior notes due March 30, 2032 (the “January 2032 Notes”) and $1.0 billion aggregate principal amount of 3.200% senior notes due January 30, 2052 (the “2052 Notes”). For additional information see Note 13. “Borrowings” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data.”
Organizational Structure
Effective July 1, 2019, The Blackstone Group L.P. converted from a Delaware limited partnership to a Delaware corporation, The Blackstone Group Inc.
Effective February 26, 2021, Blackstone effectuated changes to rename its Class A common stock as “common stock,” and to reclassify its Class B and Class C common stock into a new “Series I preferred stock” and “Series II preferred stock,” respectively. Each new stock has the same rights and powers of its predecessor. For additional information, see Note 1. “Organization” and Note 16. “Earnings Per Share and Stockholders’ Equity — Stockholders’ Equity” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.
Effective August 6, 2021, The Blackstone Group Inc. changed its name to Blackstone Inc. For additional information, see Note 1. “Organization” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data.”

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
Realized Performance Compensation reflects an increase in the aggregate Realized Performance Compensation paid to certain of our professionals above the amounts allocable to them based upon the percentage participation in the relevant performance plans previously awarded to them as a result of a new compensation program that commenced during the year ended December 31, 2021. As a result, in the year ended December 31, 2021, Realized Performance Compensation paid to our professionals was increased by an aggregate of $19.7 million and Fee Related Compensation was decreased by a corresponding amount. These changes to Realized Performance Compensation and Fee Related Compensation reduced Net Realizations, increased Fee Related Earnings, and were neutral to Income (Loss) Before Provision (Benefit) for Taxes and had no impact to Distributable Earnings in the year ended December 31, 2021.
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
Net Accrued Performance Revenues
Net Accrued Performance Revenues is a financial measure used as an indicator of potential future realized performance revenues based on the current investment portfolio of the funds and vehicles we manage. Net Accrued Performance Revenues represents the accrued performance revenues receivable by Blackstone, net of the related accrued performance compensation payable by Blackstone, excluding Performance Revenues that have been realized but not yet distributed as of the reporting date and clawback amounts, if any. Net Accrued Performance Revenues is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Investments. See
“— Non-GAAP
Financial Measures” for our reconciliation of Net Accrued Performance Revenues and Note 2 “Summary of Significant Accounting Policies — Equity Method Investments” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data.” for additional information on the calculation of Investments — Accrued Performance Allocations.
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

Total and
Fee-Earning
Assets Under Management
Total Assets Under Management refers to the assets we manage. Our Total Assets Under Management equals the sum of:

(a)
the fair value of the investments held by our carry funds and our side-by-side
and
co-investment
entities managed by us plus the capital that we are entitled to call from investors in those funds and entities pursuant to the terms of their respective capital commitments, including capital commitments to funds that have yet to commence their investment periods,

(b)
the net asset value of (1) our hedge funds, real estate debt carry funds, BPP, certain co-investments
managed by us, certain credit-focused funds, and our Hedge Fund Solutions drawdown funds (plus, in each case, the capital that we are entitled to call from investors in those funds, including commitments yet to commence their investment periods), and (2) our funds of hedge funds, our Hedge Fund Solutions registered investment companies, BREIT, and BEPIF,

(c)	the invested capital, fair value or net asset value of assets we manage pursuant to separately managed accounts,

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
Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Our funds of hedge funds, hedge funds, funds structured like hedge funds and other open-ended funds in our Real Estate, Hedge Fund Solutions and Credit & Insurance segments generally have structures that afford an investor the right to withdraw or redeem their interests on a periodic basis (for example, annually or quarterly), typically with 30 to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. In our Perpetual Capital vehicles where redemption rights exist, Blackstone has the ability to fulfill redemption requests only (a) in Blackstone’s or the vehicles’ board’s discretion, as applicable, or (b) to the extent there is sufficient new capital. Investment advisory agreements related to certain separately managed accounts in our Hedge Fund Solutions and Credit & Insurance segments, excluding our BIS separately managed accounts, may generally be terminated by an investor on 30 to 90 days’ notice. Our BIS separately managed accounts can generally only be terminated for long-term underperformance, cause and certain other limited circumstances, in each case subject to Blackstone’s right to cure.
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

Consolidated Results of Operations
Following is a discussion of our consolidated results of operations. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds, eliminates non-controlling
ownership interests in Blackstone’s consolidated operating partnerships and removes the amortization of intangibles assets and Transaction-Related Charges) in these periods, see “— Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$	%	$	%

	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$5,170,707	$4,092,549	$3,472,155	$1,078,158	26%	$620,394	18%

Incentive Fees	253,991	138,661	129,911	115,330	83%	8,750	7%

Investment Income (Loss)
Performance Allocations
Realized	5,653,452	2,106,000	1,739,000	3,547,452	168%	367,000	21%
Unrealized	8,675,246	(384,393)	1,126,332	9,059,639	n/m	(1,510,725)	n/m
Principal Investments
Realized	1,003,822	391,628	393,478	612,194	156%	(1,850)	—
Unrealized	1,456,201	(114,607)	215,003	1,570,808	n/m	(329,610)	n/m

Total Investment Income	16,788,721	1,998,628	3,473,813	14,790,093	740%	(1,475,185)	-42%

Interest and Dividend Revenue	160,643	125,231	182,398	35,412	28%	(57,167)	-31%
Other	203,086	(253,142)	79,993	456,228	n/m	(333,135)	n/m

Total Revenues	22,577,148	6,101,927	7,338,270	16,475,221	270%	(1,236,343)	-17%

Expenses
Compensation and Benefits
Compensation	2,161,973	1,855,619	1,820,330	306,354	17%	35,289	2%
Incentive Fee Compensation	98,112	44,425	44,300	53,687	121%	125	—
Performance Allocations Compensation
Realized	2,311,993	843,230	662,942	1,468,763	174%	180,288	27%
Unrealized	3,778,048	(154,516)	540,285	3,932,564	n/m	(694,801)	n/m

Total Compensation and Benefits	8,350,126	2,588,758	3,067,857	5,761,368	223%	(479,099)	-16%
General, Administrative and Other	917,847	711,782	679,408	206,065	29%	32,374	5%
Interest Expense	198,268	166,162	199,648	32,106	19%	(33,486)	-17%
Fund Expenses	10,376	12,864	17,738	(2,488)	-19%	(4,874)	-27%

Total Expenses	9,476,617	3,479,566	3,964,651	5,997,051	172%	(485,085)	-12%

Other Income (Loss)
Change in Tax Receivable Agreement Liability	(2,759)	(35,383)	161,567	32,624	-92%	(196,950)	n/m
Net Gains from Fund Investment Activities	461,624	30,542	282,829	431,082	n/m	(252,287)	-89%

Total Other Income (Loss)	458,865	(4,841)	444,396	463,706	n/m	(449,237)	n/m

Income Before Provision (Benefit) for Taxes	13,559,396	2,617,520	3,818,015	10,941,876	418%	(1,200,495)	-31%
Provision (Benefit) for Taxes	1,184,401	356,014	(47,952)	828,387	233%	403,966	n/m

Net Income	12,374,995	2,261,506	3,865,967	10,113,489	447%	(1,604,461)	-42%
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	5,740	(13,898)	(121)	19,638	n/m	(13,777)	n/m
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	1,625,306	217,117	476,779	1,408,189	649%	(259,662)	-54%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	4,886,552	1,012,924	1,339,627	3,873,628	382%	(326,703)	-24%

Net Income Attributable to Blackstone Inc.	$5,857,397	$1,045,363	$2,049,682	$4,812,034	460%	$(1,004,319)	-49%

n/m Not meaningful.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Revenues
Revenues were $22.6 billion for the year ended December 31, 2021, an increase of $16.5 billion, or 270%, compared to $6.1 billion for the year ended December 31, 2020. The increase in Revenues was primarily attributable to an increase of $14.8 billion in Investment Income (Loss), which is composed of increases of $10.6 billion and $4.2 billion in Unrealized and Realized Investment Income (Loss), respectively.
The $10.6 billion increase in Unrealized Investment Income (Loss) was primarily attributable to net unrealized appreciation of investment holdings in the year ended December 31, 2021 compared to net unrealized depreciation of investment holdings in the year ended December 31, 2020 in each of our segments. Principal drivers of these increases were:

•
The increase of $5.2 billion in our Real Estate segment was primarily attributable to higher net unrealized appreciation of investment holdings in our BREP and Core+ real estate funds in the year ended December 31, 2021 compared to the year ended December 31, 2020. The carrying value of investments for BREP funds increased 43.8% for the year ended December 31, 2021 compared to 3.4% for the year ended December 31, 2020. The carrying value of investments for Core+ real estate increased 25.0% for the year ended December 31, 2021 compared to 7.9% for the year ended December 31, 2020.

•
The increase of $3.7 billion in our Private Equity segment was primarily attributable to higher net unrealized appreciation of investment holdings in corporate private equity, Strategic Partners and Tactical Opportunities in the year ended December 31, 2021 compared to the year ended December 31, 2020. Corporate private equity, Strategic Partners and Tactical Opportunities carrying value increased 42.2%, 61.2% and 34.9%, respectively, for the year ended December 31, 2021 compared to 11.9%, 0.1% and 14.1%, respectively, for the year ended December 31, 2020.

Effective September 30, 2021, Strategic Partners’ fund financial reporting process was updated. As a result, the increase in Strategic Partners’ carrying value for the year ended December 31, 2021 includes the economic and market activity of five quarters. If the updated Strategic Partners’ fund financial reporting process had been in place in prior periods, Strategic Partners’ carrying value would have increased 49.8% for the year ended December 31, 2021. See Note 2. “Summary of Significant Accounting Policies — Equity Method Investments” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” for additional information.

•
The increase of $517.9 million in our Credit & Insurance segment was primarily attributable to net unrealized appreciation of investments in our private credit strategies in the year ended December 31, 2021 compared to net unrealized depreciation in the year ended December 31, 2020.

•
The increase of $461.6 million in our Hedge Fund Solutions segment was primarily attributable to net unrealized appreciation of investment holdings in individual investor and specialized solutions, customized solutions and commingled products.

The $4.2 billion increase in Realized Investment Income (Loss) was primarily attributable to higher realized gains in our Private Equity and Real Estate segments and the gain recognized in connection with the Pátria sale transactions in the first and third quarter of 2021. For additional information, see Note 4. “Investments — Equity Method Investments” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data.”

Expenses
Expenses were $9.5 billion for the year ended December 31, 2021, an increase of $6.0 billion, compared to $3.5 billion for the year ended December 31, 2020. The increase was primarily attributable to an increase of $5.8 billion in Total Compensation and Benefits, of which $5.4 billion was Performance Allocations Compensation. The increase in Performance Allocations Compensation was primarily due to the increase in Investment Income (Loss) – Performance Allocations, on which a portion of this compensation is based.
Other Income (Loss)
Other Income (Loss) was $458.9 million for the year ended December 31, 2021, an increase of $463.7 million, compared to $(4.8) million for the year ended December 31, 2020. The increase in Other Income (Loss) was due to increases of $431.1 million in Net Gains (Losses) from Fund Investment Activities and $32.6 million in Change in Tax Receivable Agreement Liability.
The increase in Net Gains (Losses) from Fund Investment Activities was principally driven by increases of $206.0 million, $205.6 million and $31.2 million in our Real Estate, Private Equity and Credit & Insurance segments, respectively. The increase in our Real Estate and Private Equity segments was primarily due to unrealized appreciation and realized net gains of investments in our consolidated real estate and private equity funds, as applicable. The increase in our Credit & Insurance segment was primarily driven by the deconsolidation of nine CLO vehicles during the year ended December 31, 2020, as well as realized net gains of investments, partially offset by unrealized depreciation of investments, in our consolidated credit funds. See Note 9. “Variable Interest Entities” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” for additional information on the deconsolidated CLO vehicles.
The increase in Change in Tax Receivable Agreement Liability was due to changes in estimated tax basis recovery.
Provision (Benefit) for Taxes
The following table summarizes Blackstone’s tax position:

	Year Ended December 31,
	2021	2020	2019

	(Dollars in Thousands)
Income Before Provision (Benefit) for Taxes	$13,559,396	$2,617,520	$3,818,015
Provision (Benefit) for Taxes	$1,184,401	$356,014	$(47,952)
Effective Income Tax Rate	8.7%	13.6%	-1.3%
The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

	Year Ended December 31,			2021 vs.	2020 vs.
	2021	2020	2019	2020	2019
Statutory U.S. Federal Income Tax Rate	21.0%	21.0%	21.0%	—	—
Income Passed Through to Common Shareholders and Non-Controlling Interest Holders (a)(b)	-10.2%	-10.1%	-13.5%	-0.1%	3.4%
State and Local Income Taxes	2.1%	2.4%	1.6%	-0.3%	0.8%
Change to a Taxable Corporation	—	1.4%	-10.3%	-1.4%	11.7%
Change in Valuation Allowance (c)	-4.1%	-2.8%	-0.8%	-1.3%	-2.0%
Other (a)	-0.1%	1.7%	0.7%	-1.8%	1.0%

Effective Income Tax Rate	8.7%	13.6%	-1.3%	-4.9%	14.9%

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
non-controlling
interest holders.

(c)	The Change in Valuation Allowance for the year ended December 31, 2019 represents the change from July 1, 2019 to December 31, 2019, following the change to a taxable corporation.
Blackstone’s Provision (Benefit) for Taxes for the years ended December 31, 2021 and 2020 was $1.2 billion and $356.0 million, respectively. This resulted in an effective tax rate of 8.7% and 13.6%, respectively, based on our Income Before Provision (Benefit) for Taxes of $13.6 billion and $2.6 billion, respectively.
The decrease in Blackstone’s effective tax rate for the year ended December 31, 2021, compared to the year ended December 31, 2020, resulted primarily from the Conversion, state taxes and valuation allowance releases related to the step-up
in the tax basis of investment assets.
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
For the years ended December 31, 2021 and 2020, the Net Income Before Taxes allocated to Blackstone personnel and others who are limited partners of Blackstone Holdings was 41.3% and 42.7%, respectively. The decrease of 1.4% was primarily due to the conversion of Blackstone Holdings Partnership Units to shares of common stock and the vesting of shares of common stock.
The Other Income (Loss) — Change in Tax Receivable Agreement Liability was entirely allocated to Blackstone Inc.
Operating Metrics
Total and
Fee-Earning
Assets Under Management
The following graphs and tables summarize the
Fee-Earning
Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the years ended December 31, 2021, 2020 and 2019. For a description of how Assets Under Management and
Fee-Earning
Assets Under Management are determined, please see “—Key Financial Measures and Indicators — Operating Metrics — Total and
Fee-Earning
Assets Under Management.”

Assets Under Management

(Dollars in Billions)

Fee-Earning
$408.1
$469.4
$650.0
$128.2
$97.8
$75.6
$106.5
$149.1
$129.5
$74.1
$116.6
$221.5
$156.6
$74.0
$197.9
2019
2020
2021
Total
$571.1
$618.6
$880.9
$163.2
$182.9
$80.7
$144.3
$187.2
$197.5
$79.4
$154.4
$279.5
$261.5
$81.3
$258.6
2019
2020
2021
Real Estate
Private Equity
Hedge Fund Solutions
Credit & Insurance

Note: Totals may not add due to rounding.

	Year Ended December 31,
	2021					2020
	Real Estate	Private Equity	Hedge Fund Solutions	Credit & Insurance	Total	Real Estate	Private Equity	Hedge Fund Solutions	Credit & Insurance	Total

	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$149,121,461	$129,539,630	$74,126,610	$116,645,413	$469,433,114	$128,214,137	$97,773,964	$75,636,004	$106,450,747	$408,074,852
Inflows (a)	73,051,751	37,527,024	10,656,310	103,311,869	224,546,954	28,071,474	45,359,946	9,712,930	26,035,009	109,179,359
Outflows (b)	(3,092,934)	(3,693,890)	(14,704,010)	(11,948,060)	(33,438,894)	(3,517,881)	(5,956,364)	(12,538,753)	(9,417,126)	(31,430,124)

Net Inflows (Outflows)	69,958,817	33,833,134	(4,047,700)	91,363,809	191,108,060	24,553,593	39,403,582	(2,825,823)	16,617,883	77,749,235
Realizations (c)	(14,210,387)	(13,187,981)	(1,569,057)	(12,775,234)	(41,742,659)	(9,007,492)	(7,290,931)	(1,346,147)	(5,506,288)	(23,150,858)
Market Activity (d)(g)	16,606,808	6,372,176	5,524,715	2,666,844	31,170,543	5,361,223	(346,985)	2,662,576	(916,929)	6,759,885

Balance, End of Period (e)	$221,476,699	$156,556,959	$74,034,568	$197,900,832	$649,969,058	$149,121,461	$129,539,630	$74,126,610	$116,645,413	$469,433,114

Increase (Decrease)	$72,355,238	$27,017,329	$(92,042)	$81,255,419	$180,535,944	$20,907,324	$31,765,666	$(1,509,394)	$10,194,666	$61,358,262
Increase (Decrease)	49%	21%	—	70%	38%	16%	32%	-2%	10%	15%
Annualized Base Management Fee Rate (f)	1.09%	1.10%	0.86%	0.55%	0.92%	1.14%	1.00%	0.81%	0.57%	0.91%

	Year Ended December 31,
	2019
	Real Estate	Private Equity	Hedge Fund Solutions	Credit & Insurance	Total

	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$93,252,724	$80,008,166	$72,280,606	$96,986,011	$342,527,507
Inflows (a)	52,424,662	27,260,480	11,488,234	21,069,189	112,242,565
Outflows (b)	(9,690,143)	(2,352,716)	(11,928,940)	(9,067,554)	(33,039,353)

Net Inflows (Outflows)	42,734,519	24,907,764	(440,706)	12,001,635	79,203,212
Realizations (c)	(11,353,675)	(7,212,993)	(1,153,785)	(5,629,089)	(25,349,542)
Market Activity (d)(g)	3,580,569	71,027	4,949,889	3,092,190	11,693,675

Balance, End of Period (e)	$128,214,137	$97,773,964	$75,636,004	$106,450,747	$408,074,852

Increase	$34,961,413	$17,765,798	$3,355,398	$9,464,736	$65,547,345
Increase	37%	22%	5%	10%	19%
Annualized Base Management Fee Rate (f)	1.02%	1.08%	0.75%	0.57%	0.86%

	Year Ended December 31,
	2021					2020
	Real Estate	Private Equity	Hedge Fund Solutions	Credit & Insurance	Total	Real Estate	Private Equity	Hedge Fund Solutions	Credit & Insurance	Total

	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$187,191,247	$197,549,222	$79,422,869	$154,393,590	$618,556,928	$163,156,064	$182,886,109	$80,738,112	$144,342,178	$571,122,463
Inflows (a)	75,257,777	53,858,227	11,921,965	129,433,685	270,471,654	33,426,600	23,030,463	10,415,356	28,141,077	95,013,496
Outflows (b)	(5,145,881)	(2,969,032)	(14,562,917)	(13,411,898)	(36,089,728)	(3,836,842)	(2,707,863)	(13,353,437)	(9,380,391)	(29,278,533)

Net Inflows (Outflows)	70,111,896	50,889,195	(2,640,952)	116,021,787	234,381,926	29,589,758	20,322,600	(2,938,081)	18,760,686	65,734,963
Realizations (c)	(19,490,016)	(36,616,307)	(1,627,766)	(19,475,414)	(77,209,503)	(16,256,579)	(17,304,777)	(1,392,894)	(7,670,738)	(42,624,988)
Market Activity (d)(h)(i)	41,660,978	49,648,897	6,179,990	7,682,504	105,172,369	10,702,004	11,645,290	3,015,732	(1,038,536)	24,324,490

Balance, End of Period (e)	$279,474,105	$261,471,007	$81,334,141	$258,622,467	$880,901,720	$187,191,247	$197,549,222	$79,422,869	$154,393,590	$618,556,928

Increase (Decrease)	$92,282,858	$63,921,785	$1,911,272	$104,228,877	$262,344,792	$24,035,183	$14,663,113	$(1,315,243)	$10,051,412	$47,434,465
Increase (Decrease)	49%	32%	2%	68%	42%	15%	8%	-2%	7%	8%

	Year Ended December 31,
	2019
	Real Estate	Private Equity	Hedge Fund Solutions	Credit & Insurance	Total

	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$136,247,229	$130,665,286	$77,814,516	$127,515,286	$472,242,317
Inflows (a)	34,190,566	56,836,570	12,242,855	31,107,288	134,377,279
Outflows (b)	(2,664,717)	(1,065,445)	(13,433,702)	(11,629,269)	(28,793,133)

Net Inflows (Outflows)	31,525,849	55,771,125	(1,190,847)	19,478,019	105,584,146
Realizations (c)	(18,097,899)	(13,540,914)	(1,271,968)	(7,291,045)	(40,201,826)
Market Activity (d)(h)(i)	13,480,885	9,990,612	5,386,411	4,639,918	33,497,826

Balance, End of Period (e)	$163,156,064	$182,886,109	$80,738,112	$144,342,178	$571,122,463

Increase	$26,908,835	$52,220,823	$2,923,596	$16,826,892	$98,880,146
Increase	20%	40%	4%	13%	21%

(a)	Inflows include contributions, capital raised, other increases in available capital (recallable capital and increased side-by-side commitments), purchases, inter-segment allocations and acquisitions.
(b)	Outflows represent redemptions, client withdrawals and decreases in available capital (expired capital, expense drawdowns and decreased side-by-side commitments).
(c)	Realizations represent realization proceeds from the disposition or other monetization of assets, current income or capital returned to investors from CLOs.
(d)	Market activity includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Total and Fee-Earning Assets Under Management are reported in the segment where the assets are managed.
(f)
Annualized Base Management Fee Rate represents annualized year to date Base Management Fee divided by the average of the beginning of year and each quarter end’s
Fee-Earning
Assets Under Management in the reporting period.

(g)
For the year ended December 31, 2021, the impact to
Fee-Earning
Assets Under Management due to foreign exchange rate fluctuations was $(2.1) billion, $(1.1) billion and $(3.2) billion for the Real Estate, Credit & Insurance and Total segments, respectively. For the year ended December 31, 2020, the impact to
Fee-Earning
Assets Under Management due to foreign exchange rate fluctuations was $2.4 billion, $1.0 billion and $3.5 billion for the Real Estate, Credit & Insurance and Total segments, respectively. For the year ended December 31, 2019, such impact was $(94.9) million, $(280.6) million and $(375.5) million for the Real Estate, Credit & Insurance and Total segments, respectively.

(h)
For the year ended December 31, 2021, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(3.2) billion, $(1.2) billion, $(1.2) billion and $(5.6) billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively. For the year ended December 31, 2020, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $4.2 billion, $642.6 million, $1.2 billion and $6.1 billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively. For the year ended December 31, 2019, such impact was $(908.4) million, $238.8 million, $(233.0) million and $(902.6) million for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively.

(i)
Effective for the three months ended June 30, 2021, the methodology for Total Assets Under Management was updated to exclude permanent fund leverage where the intended use is not for investing purposes. Funds without an adjustment were either already applying the methodology in reporting Total Assets Under Management or the update was not applicable. Additional detail on these adjustments is included below:

	Year Ended December 31, 2021
	Real Estate	Private Equity	Hedge Fund Solutions	Credit & Insurance	Total

	(Dollars in Thousands)
Market Activity	$43,487,459	$49,648,897	$6,179,990	$7,682,504	$106,998,850
One-Time Methodology Adjustment	(1,826,481)	—	—	—	(1,826,481)

Reported Market Activity	$41,660,978	$49,648,897	$6,179,990	$7,682,504	$105,172,369

Fee-Earning
Assets Under Management
Fee-Earning
Assets Under Management were $650.0 billion at December 31, 2021, an increase of $180.5 billion, or 38%, compared to $469.4 billion at December 31, 2020. The net increase was due to:

•	Inflows of $224.5 billion related to:

o
$103.3 billion in our Credit & Insurance segment driven by $34.5 billion from certain liquid credit strategies, $23.4 billion from direct lending, $13.8 billion from private placements credit, $12.3 billion from asset-based lending funds, $9.4 billion from CLOs, $6.0 billion from BIS, $1.7 billion from mezzanine funds and $1.1 billion from energy strategies,

o
$73.1 billion in our Real Estate segment driven by $36.4 billion from BREDS related to Everlake and AIG L&R and capital being deployed, $26.7 billion from BREIT, $6.6 billion from BPP and co-investment,
$2.4 billion from BPP Life Sciences, and $818.1 million from BREP and co-investment,

o
$37.5 billion in our Private Equity segment driven by $15.8 billion from Strategic Partners, $10.2 billion from corporate private equity, $5.9 billion from Tactical Opportunities, $3.9 billion from BIP and $1.5 billion from BXG, and

o
$10.7 billion in our Hedge Fund Solutions segment driven by $6.7 billion from individual investor and specialized solutions, $3.0 billion from customized solutions and $881.5 million from commingled products.

Inflows for BIS exclude inflows related to Everlake and AIG L&R that were allocated to strategies across various segments.
Fee-Earning
Assets Under Management inflows in BREDS funds exceed the Total Assets Under Management inflows due to the inflows being reflected in prior periods at the time of each capital closing of the fund for Total Assets Under Management.

•	Market activity of $31.2 billion primarily attributable to:

o
$16.6 billion of market appreciation in our Real Estate segment driven by appreciation of $17.0 billion from Core+ real estate (which included $1.2 billion of foreign exchange depreciation), partially offset by foreign exchange depreciation of $873.1 million from BREP and co-investment,

o	$6.4 billion of market appreciation in our Private Equity segment driven by $4.3 billion from Strategic Partners and $2.2 billion from BIP.
For additional information regarding the update to Strategic Partners’ fund financial reporting process, see Note 2. “Summary of Significant Accounting Policies — Equity Method Investments” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.

o	$5.5 billion of market appreciation in our Hedge Fund Solutions segment driven by returns from BAAM’s Principal Solutions Composite of 8.1% gross (7.2% net), and

o
$2.7 billion of market appreciation in our Credit & Insurance segment driven by appreciation of $2.3 billion from MLP strategies, $857.1 million from direct lending and $322.5 million from certain liquid credit strategies, partially offset by market depreciation of $783.5 million from CLOs, all of which included $1.1 billion of foreign exchange depreciation across the segment.

Offsetting these increases were:

•	Realizations of $41.7 billion primarily driven by:

o	$14.2 billion in our Real Estate segment driven by $6.2 billion from BREDS, $4.5 billion from Core+ real estate and $3.4 billion from BREP and co-investment,

o	$13.2 billion in our Private Equity segment driven by $4.7 billion from Strategic Partners, $4.5 billion from corporate private equity and $3.3 billion from Tactical Opportunities, and

o
$12.8 billion in our Credit & Insurance segment driven by $3.9 billion from CLOs, $3.4 billion from direct lending, $1.9 billion from mezzanine funds, $1.6 billion from stressed/distressed strategies and $1.2 billion from energy strategies.

Fee-Earning
Assets Under Management realizations in our BREDS funds exceed the Total Assets Under Management realizations due to reductions in BREDS IV’s fee basis as a result of third party financing during the period.

•	Outflows of $33.4 billion primarily attributable to:

o
$14.7 billion in our Hedge Fund Solutions segment driven by $9.3 billion from customized solutions, $2.7 billion from commingled products and $2.7 billion from individual investor and specialized solutions,

o
$11.9 billion in our Credit & Insurance segment driven by $5.4 billion from certain liquid credit strategies, $2.7 billion from BIS, $1.7 billion from MLP strategies, $494.7 million from CLOs and $440.7 million from stressed/distressed strategies,

o	$3.7 billion in our Private Equity segment driven by $1.6 billion from Tactical Opportunities, $928.0 million from corporate private equity and $672.7 million from multi-asset products, and

o	$3.1 billion in our Real Estate segment driven by $1.5 billion from BREIT, $991.0 million from BPP and co-investment and $555.2 million from BREDS.
Total Assets Under Management
Total Assets Under Management were $880.9 billion at December 31, 2021, an increase of $262.3 billion, or 42%, compared to $618.6 billion at December 31, 2020. The net increase was due to:

•	Inflows of $270.5 billion related to:

o
$129.4 billion in our Credit & Insurance segment driven by $47.0 billion from direct lending, $34.3 billion from certain liquid credit strategies, $13.8 billion from private placements credit, $12.3 billion from asset-based lending funds, $9.8 billion from CLOs, $7.7 billion from BIS, and $3.1 billion from mezzanine funds,

o
$75.3 billion in our Real Estate segment driven by $28.4 billion from BREDS related to Everlake and AIG L&R, $27.1 billion from BREIT, $8.5 billion from BREP funds, $6.7 billion from BPP and co-investment,
and $4.3 billion from BPP Life Sciences,

o
$53.9 billion in our Private Equity segment driven by $22.0 billion from Strategic Partners, $12.2 billion from corporate private equity, $8.3 billion from Tactical Opportunities, $6.7 billion from BIP, $2.5 billion from BXG and $1.7 billion from BXLS, and

o
$11.9 billion in our Hedge Fund Solutions segment driven by $8.6 billion from individual investor and specialized solutions, $2.3 billion from customized solutions and $1.0 billion from commingled products.

Inflows for BIS exclude inflows related to Everlake and AIG L&R that were allocated to strategies across various segments. Total Assets Under Management inflows may exceed
Fee-Earning
Assets Under Management inflows due to the following reasons:

•
For our direct lending funds, Total Assets Under Management inflows are reported at their gross value while, for certain funds,
Fee-Earning
Assets Under Management are reported as net assets, which is the basis on which we charge fees.

•
For BREP, due to the difference between fund closings and the commencement of the investment period. Total Assets Under Management inflows are reported at each closing whereas the $6.4 billion will be reflected in
Fee-Earning
Assets Under Management inflows when the investment period commences for BREP Asia III.

•	For Strategic Partners, primarily due to funds with a maximum management fee basis of investor commitments and non-fee-paying co-investment capital.

•	Market activity of $105.2 billion primarily driven by:

o
$49.6 billion of market appreciation in our Private Equity segment driven by carrying value increases in corporate private equity, Strategic Partners, and Tactical Opportunities of 42.2%, 61.2% and 34.9%, respectively, which includes $1.2 billion of foreign exchange depreciation across the segment,

Effective September 30, 2021, Strategic Partners’ fund financial reporting process was updated. As a result, the increase in Strategic Partners’ carrying value for the year ended December 31, 2021 includes the economic and market activity of five quarters. If the updated Strategic Partners’ fund financial reporting process had been in place in prior periods, Strategic Partners’ carrying value would have increased 49.8% for the year ended December 31, 2021. See Note 2. “Summary of Significant Accounting Policies — Equity Method Investments” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” for additional information.

o
$41.7 billion of market appreciation in our Real Estate segment driven by carrying value increases in BREP and Core+ real estate of 43.8% and 25.0%, during the year, respectively, which includes $3.2 billion of foreign exchange depreciation across the segment,

o
$7.7 billion of market appreciation in our Credit & Insurance segment driven by appreciation of $2.6 billion from MLP strategies, $2.0 billion from direct lending, $1.4 billion from mezzanine funds, $1.2 billion from energy strategies and $871.9 million from stressed/distressed strategies, partially offset by market depreciation of $772.4 million from CLOs, all of which included $1.2 billion of foreign exchange depreciation across the segment, and

o	$6.2 billion of market appreciation in our Hedge Fund Solutions segment driven by reasons noted above in Fee-Earning Assets Under Management.
Total Assets Under Management market activity in our BREP and co-investment
funds and our Private Equity segment generally represents the change in fair value of the investments held and typically exceeds the
Fee-Earning
Assets Under Management market activity.
Offsetting these increases were:

•	Realizations of $77.2 billion primarily driven by:

o	$36.6 billion in our Private Equity segment driven by $17.5 billion from corporate private equity, $9.5 billion from Strategic Partners and $8.1 billion from Tactical Opportunities,

o	$19.5 billion in our Real Estate segment driven by $12.5 billion from BREP and co-investment, $4.6 billion from Core+ real estate and $2.4 billion from BREDS, and

o
$19.5 billion in our Credit & Insurance segment driven by $6.6 billion from direct lending, $4.0 billion from CLOs, $3.5 billion from mezzanine funds, $2.4 billion from stressed/distressed strategies and $2.1 billion from energy strategies.

Total Assets Under Management realizations in our BREP and
co-investment
funds and our Private Equity segment generally represents the total proceeds and typically exceeds the
Fee-Earning
Assets Under Management realizations which generally represents only the invested capital.

•	Outflows of $36.1 billion primarily attributable to:

o
$14.6 billion in our Hedge Fund Solutions segment driven by $8.5 billion from customized solutions, $3.1 billion from individual investor and specialized solutions and $2.9 billion from commingled products,

o
$13.4 billion in our Credit & Insurance segment driven by $5.8 billion from certain liquid credit strategies, $2.7 billion from BIS, $1.9 billion from MLP strategies, $1.1 billion from direct lending and $760.5 million from CLOs,

o	$5.1 billion in our Real Estate segment driven by $2.2 billion from BREDS, $1.5 billion from BREIT, $991.2 million from BPP and co-investment and $455.4 million from BREP and co-investment, and

o
$3.0 billion in our Private Equity segment driven by $1.2 billion from Tactical Opportunities, $692.2 million from Strategic Partners, $379.2 million from multi-asset products and $240.6 million from corporate private equity.

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

Net Accrued Performance Revenues
The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of December 31, 2021 and 2020. Net Accrued Performance Revenues presented do not include clawback amounts, if any, which are disclosed in Note 19. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing. See
“— Non-GAAP
Financial Measures” for our reconciliation of Net Accrued Performance Revenues.

	December 31,
	2021	2020

	(Dollars in Millions)
Real Estate
BREP IV	$22	$9
BREP V	36	13
BREP VI	33	42
BREP VII	481	236
BREP VIII	962	475
BREP IX	901	137
BREP Europe IV	89	97
BREP Europe V	521	211
BREP Europe VI	253	—
BREP Asia I	126	127
BREP Asia II	162	—
BPP	505	264
BEPIF	2	—
BREDS	46	23
BTAS	57	21

Total Real Estate (a)	4,197	1,656

Private Equity
BCP IV	8	18
BCP V	45	—
BCP VI	469	680
BCP VII	1,313	688
BCP VIII	275	—
BCP Asia I	380	72
BEP I	27	29
BEP III	68	16
BCEP I	214	105
Tactical Opportunities	382	189
BXG	36	15
Strategic Partners	489	105
BXLS	21	10
BTAS/Other	211	45

Total Private Equity (a)	3,939	1,971

Hedge Fund Solutions	280	29

Credit & Insurance	323	170

Total Blackstone Net Accrued Performance Revenues	$8,738	$3,826

Note:     Totals may not add due to rounding.
(a)	Real Estate and Private Equity include co-investments, as applicable
For the year ended December 31, 2021 Net Accrued Performance Revenues receivable increased due to Net Performance Revenues of $8.4 billion offset by net realized distributions of $3.5 billion.

Invested Performance Eligible Assets Under Management
The following presents our Invested Performance Eligible Assets Under Management as of December 31 of each year:

Invested Performance Eligible Assets Under Management

(Dollars in Billions)

$450.8
$195.2
$293.6
$248.7
$124.5
$105.4
$141.5
$93.1
$73.5
$47.6
$47.1
$43.8
$66.4
$28.9
$26.0
2019
2020
2021
Real Estate
Private Equity
Hedge Fund Solutions
Credit & Insurance

Note:     Totals may not add due to rounding.

Perpetual Capital
The following presents our Perpetual Capital Total Assets Under Management as of December 31 of each year:

Note:     Totals may not add due to rounding.
Perpetual Capital Total Assets Under Management were $313.4 billion as of December 31, 2021, an increase of $178.5 billion, or 132%, compared to $134.9 billion as of December 31, 2020. Perpetual Capital Total Assets Under Management in our Credit & Insurance, Real Estate and Private Equity segments increased $90.3 billion, $75.1 billion and $9.9 billion, respectively. Principal drivers of these increases were:

•
$75.7 billion from AIG L&R and Everlake. The assets for AIG L&R and Everlake are reported in the segment where they are managed and therefore contribute to the increases in our Real Estate, Private Equity and Credit & Insurance segments.

•
In our Credit & Insurance segment, net Total Assets Under Management growth in direct lending resulted in an increase of $38.4 billion, which included the launch of BCRED during the year ended December 31, 2021.

•
In our Real Estate segment, net Total Assets Under Management growth in BREIT, BPP and co-investment
and BPP Life Sciences resulted in increases of $31.6 billion, $8.4 billion and $6.4 billion, respectively.

•	In our Private Equity segment, net Total Assets Under Management growth in BIP resulted in an increase of $8.2 billion.
Perpetual Capital Total Assets Under Management were $134.9 billion as of December 31, 2020, an increase of $31.2 billion, or 30%, compared to $103.7 billion as of December 31, 2019. Perpetual Capital Total Assets Under Management in our Real Estate and Credit & Insurance segments increased $24.0 billion and $4.5 billion, respectively. Principal drivers of these increases were:

•
In our Real Estate segment, net Total Assets Under Management growth in BREIT, BPP and co-investment
and the launch of BPP Life Sciences resulted in increases of $9.3 billion, $4.2 billion and $7.7 billion, respectively.

•	In our Credit & Insurance segment, net Total Assets Under Management growth in direct lending and BIS resulted in increases of $2.4 billion and $2.1 billion, respectively.
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

The following table presents the investment record of our significant funds from inception through December 31, 2021:

Fund (Investment Period	Committed	Available	Unrealized Investments			Realized Investments		Total Investments		Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	% Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate
Pre-BREP	$140,714	$—	$—	n/a	—	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	n/a	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	n/a	—	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	n/a	—	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	86,217	1.7x	65%	4,579,740	1.7x	4,665,957	1.7x	13%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	230,597	225,785	1.9x	96%	13,222,089	2.3x	13,447,874	2.3x	11%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,444	550,464	368,991	2.0x	79%	27,395,812	2.5x	27,764,803	2.5x	13%	13%
BREP VII (Aug 2011 / Apr 2015)	13,496,823	1,513,419	7,227,075	1.6x	4%	23,739,753	2.1x	30,966,828	2.0x	22%	15%
BREP VIII (Apr 2015 / Jun 2019)	16,576,617	2,408,621	17,141,352	1.7x	—	17,214,412	2.4x	34,355,764	2.0x	29%	18%
*BREP IX (Jun 2019 / Dec 2024)	21,007,890	9,286,121	20,046,447	1.7x	2%	3,831,613	1.7x	23,878,060	1.7x	69%	43%

Total Global BREP	$73,122,355	$13,989,222	$45,095,867	1.7x	3%	$97,518,337	2.3x	$142,614,204	2.1x	17%	16%

BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€—	n/a	—	€1,373,170	2.1x	€1,373,170	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008) (e)	1,629,748	—	—	n/a	—	2,583,032	1.8x	2,583,032	1.8x	8%	8%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,167	418,580	301,469	0.5x	—	5,790,308	2.4x	6,091,777	2.0x	19%	14%
BREP Europe IV (Sep 2013 / Dec 2016)	6,675,950	1,358,287	1,859,069	1.3x	—	9,660,569	2.0x	11,519,638	1.8x	20%	14%
BREP Europe V (Dec 2016 / Oct 2019)	7,937,730	1,507,062	9,423,656	1.6x	—	2,244,531	2.7x	11,668,187	1.8x	40%	14%
*BREP Europe VI (Oct 2019 / Apr 2025)	9,838,021	5,535,286	6,465,502	1.5x	1%	336,091	1.8x	6,801,593	1.5x	58%	33%

Total BREP Europe	€30,110,788	€8,819,215	€18,049,696	1.5x	—	€21,987,701	2.1x	€40,037,397	1.8x	16%	13%

continued ...

Fund (Investment Period	Committed	Available	Unrealized Investments			Realized Investments		Total Investments		Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	% Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate (continued)
BREP Asia I (Jun 2013 / Dec 2017)	$4,261,983	$916,881	$2,552,222	1.4x	16%	$6,021,459	2.1x	$8,573,681	1.9x	21%	13%
*BREP Asia II (Dec 2017 / Jun 2023)	7,339,220	2,425,009	6,713,549	1.4x	4%	580,190	1.8x	7,293,739	1.4x	50%	13%
BREP Asia III (TBD)	6,381,667	6,381,667	—	n/a	—	—	n/a	—	n/a	n/a	n/a
BREP Co-Investment (f)	7,055,974	31,920	796,536	2.1x	1%	14,948,870	2.2x	15,745,406	2.2x	16%	16%

Total BREP	$133,185,559	$33,772,146	$75,965,536	1.6x	3%	$146,475,632	2.2x	$222,441,168	2.0x	17%	16%

*Core+ BPP (Various) (g)	$ n/a	$ n/a	$57,324,295	n/a	—	$10,728,817	n/a	$68,053,112	n/a	n/a	11%
*Core+ BREIT (Various) (h)	n/a	n/a	54,080,977	n/a	—	1,480,927	n/a	55,561,904	n/a	n/a	13%
*BREDS High-Yield (Various) (i)	19,986,922	5,933,947	5,829,078	1.1x	—	14,959,035	1.3x	20,788,113	1.2x	11%	10%
Private Equity
Corporate Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	n/a	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	n/a	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	n/a	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	16,409	n/a	—	2,953,649	1.4x	2,970,058	1.4x	6%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	169,884	128,004	1.3x	—	21,479,599	2.9x	21,607,603	2.8x	36%	36%
BCP V (Dec 2005 / Jan 2011)	21,009,112	1,035,259	501,086	33.9x	98%	37,985,864	1.9x	38,486,950	1.9x	8%	8%
BCP VI (Jan 2011 / May 2016)	15,202,513	1,378,295	8,021,296	1.8x	46%	23,309,039	2.3x	31,330,335	2.1x	17%	13%
BCP VII (May 2016 / Feb 2020)	18,854,243	1,933,503	26,725,915	1.9x	31%	8,448,126	2.3x	35,174,041	2.0x	34%	21%
*BCP VIII (Feb 2020 / Feb 2026)	25,179,610	18,004,146	10,614,496	1.5x	14%	514,890	2.9x	11,129,386	1.5x	n/m	n/m
Energy I (Aug 2011 / Feb 2015)	2,441,558	174,492	685,652	1.4x	61%	3,740,214	2.0x	4,425,866	1.8x	15%	11%
Energy II (Feb 2015 / Feb 2020)	4,933,284	1,030,529	4,413,862	1.4x	31%	1,405,060	1.0x	5,818,922	1.3x	—	4%
*Energy III (Feb 2020 / Feb 2026)	4,303,030	3,104,547	1,952,422	1.7x	49%	297,794	2.5x	2,250,216	1.8x	110%	64%
BCP Asia I (Dec 2017 / Sep 2021)	2,454,139	1,118,140	4,879,474	3.7x	68%	959,974	5.1x	5,839,448	3.9x	118%	74%
*BCP Asia II (Sep 2021 / Sep 2027)	6,491,738	6,477,858	—	n/a	—	—	n/a	—	n/a	n/a	n/a
Core Private Equity I (Jan 2017 / Mar 2021) (j)	4,766,232	1,148,177	7,884,413	2.1x	—	1,845,111	3.3x	9,729,524	2.2x	49%	27%
*Core Private Equity II (Mar 2021 / Mar 2026) (j)	8,180,704	6,749,990	1,461,615	1.0x	—	—	n/a	1,461,615	1.0x	n/a	n/m

Total Corporate Private Equity	$128,914,278	$42,349,395	$67,284,644	1.8x	30%	$117,122,565	2.2x	$184,407,209	2.0x	16%	16%

continued ...

Fund (Investment Period	Committed	Available	Unrealized Investments			Realized Investments		Total Investments		Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	% Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Private Equity (continued)
Tactical Opportunities
*Tactical Opportunities (Various)	$22,759,261	$7,559,204	$14,145,210	1.4x	14%	$17,666,444	1.9x	$31,811,654	1.6x	18%	13%
*Tactical Opportunities Co-Investment and Other (Various)	12,949,322	5,251,126	5,963,952	1.8x	8%	6,493,793	1.6x	12,457,745	1.7x	19%	20%

Total Tactical Opportunities	$35,708,583	$12,810,330	$20,109,162	1.5x	12%	$24,160,237	1.8x	$44,269,399	1.7x	19%	15%

*Growth (Jul 2020 / Jul 2025)	$4,987,303	$2,294,812	$3,288,600	1.2x	13%	$332,887	3.2x	$3,621,487	1.3x	n/m	43%
Strategic Partners (Secondaries)
Strategic Partners I-V (Various) (k)	11,863,351	914,512	584,239	n/a	—	17,444,252	n/a	18,028,491	1.7x	n/a	13%
Strategic Partners VI (Apr 2014 / Apr 2016) (k)	4,362,750	1,405,799	1,265,351	n/a	—	3,841,661	n/a	5,107,012	1.7x	n/a	15%
Strategic Partners VII (May 2016 / Mar 2019) (k)	7,489,970	1,959,485	5,667,109	n/a	—	4,538,807	n/a	10,205,916	2.0x	n/a	23%
Strategic Partners Real Assets II (May 2017 / Jun 2020) (k)	1,749,807	446,763	1,185,225	n/a	—	722,811	n/a	1,908,036	1.4x	n/a	15%
Strategic Partners VIII (Mar 2019 / Oct 2021) (k)	10,763,600	4,356,481	9,904,521	n/a	—	2,852,354	n/a	12,756,875	1.9x	n/a	62%
*Strategic Partners Real Estate, SMA and Other (Various) (k)	7,878,498	2,567,247	3,123,973	n/a	—	2,536,724	n/a	5,660,697	1.6x	n/a	19%
*Strategic Partners Infra III (Jun 2020 / Jul 2024) (k)	3,250,100	2,135,928	487,301	n/a	—	65,044	n/a	552,345	1.4x	n/a	93%
*Strategic Partners IX (Oct 2021 / Jul 2026) (k)	12,787,918	10,352,530	1,214,852	n/a	—	—	n/a	1,214,852	1.0x	n/a	n/m

Total Strategic Partners (Secondaries)	$60,145,994	$24,138,745	$23,432,571	n/a	—	$32,001,653	n/a	$55,434,224	1.7x	n/a	16%

*Infrastructure (Various)	$17,118,991	$5,813,496	$13,386,607	1.2x	27%	$615,083	n/a	$14,001,690	1.2x	n/a	17%
Life Sciences
Clarus IV (Jan 2018 / Jan 2020)	910,000	198,477	792,011	1.6x	5%	230,278	1.9x	1,022,289	1.6x	25%	17%
*BXLS V (Jan 2020 / Jan 2025)	4,822,625	3,588,057	1,186,694	1.2x	7%	—	n/a	1,186,694	1.2x	n/a	6%

continued ...

Fund (Investment Period	Committed	Available	Unrealized Investments			Realized Investments		Total Investments		Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	% Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Credit
Mezzanine / Opportunistic I (Jul 2007 / Oct 2011)	$2,000,000	$97,114	$18,004	1.4x	—	$4,785,346	1.6x	$4,803,350	1.6x	n/a	17%
Mezzanine / Opportunistic II (Nov 2011 / Nov 2016)	4,120,000	1,007,436	456,774	0.4x	—	6,318,337	1.6x	6,775,111	1.4x	n/a	10%
Mezzanine / Opportunistic III (Sep 2016 / Jan 2021)	6,639,133	951,810	4,671,432	1.1x	—	4,725,460	1.6x	9,396,892	1.3x	n/a	12%
*Mezzanine / Opportunistic IV (Jan 2021 / Jan 2026)	5,016,771	3,917,329	1,140,074	1.0x	—	17,999	17.5x	1,158,073	1.0x	n/a	n/m
Stressed / Distressed I (Sep 2009 / May 2013)	3,253,143	76,000	—	n/a	—	5,776,841	1.3x	5,776,841	1.3x	n/a	9%
Stressed / Distressed II (Jun 2013 / Jun 2018)	5,125,000	547,430	475,897	0.6x	—	5,163,266	1.2x	5,639,163	1.1x	n/a	2%
*Stressed / Distressed III (Dec 2017 / Dec 2022)	7,356,380	3,477,014	2,179,843	1.0x	—	2,240,073	1.4x	4,419,916	1.2x	n/a	9%
Energy I (Nov 2015 / Nov 2018)	2,856,867	1,049,896	997,985	1.0x	—	2,148,795	1.6x	3,146,780	1.3x	n/a	8%
*Energy II (Feb 2019 / Feb 2024)	3,616,081	2,259,493	1,629,250	1.2x	—	674,471	1.5x	2,303,721	1.3x	n/a	32%
European Senior Debt I (Feb 2015 / Feb 2019)	€1,964,689	€342,587	€1,020,952	1.0x	—	€2,258,855	1.4x	€3,279,807	1.2x	n/a	6%
*European Senior Debt II (Jun 2019 / Jun 2024)	€4,088,344	€2,392,801	€2,821,177	1.0x	—	€955,757	1.3x	€3,776,934	1.1x	n/a	18%

Total Credit Drawdown Funds (l)	$46,889,033	$16,494,206	$15,938,527	1.0x	—	$35,541,870	1.4x	$51,480,397	1.3x	n/a	10%

*Direct Lending BCRED (Various) (m)	$ n/a	$ n/a	$12,854,821	n/a	—	$315,805	n/a	$13,170,626	n/a	n/a	12%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
*	Represents funds that are currently in their investment period and open-ended funds.
(a)	Excludes investment vehicles where Blackstone does not earn fees.
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
(d)
Unless otherwise indicated, Net Internal Rate of Return (“IRR”) represents the annualized inception to December 31, 2021 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of limited partner cash flows. Initial inception date of cash flows may differ from the Investment Period Beginning Date.

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

(h)
Unrealized Investment Value reflects BREIT’s net asset value as of December 31, 2021. Realized Investment Value represents BREIT’s cash distributions, net of servicing fees. The BREIT net return reflects a per share blended return, assuming BREIT had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BREIT. These returns are not representative of the returns experienced by any particular investor or share class. Inception to date net returns are presented on an annualized basis and are from January 1, 2017. Committed Capital and Available Capital are not regularly reported to investors in our Core+ strategy and are not applicable in the context of this vehicle.

(i)	BREDS High-Yield represents the flagship real estate debt drawdown funds only.
(j)	Blackstone Core Equity Partners is a core private equity strategy which invests with a more modest risk profile and longer hold period than traditional private equity.
(k)
Realizations are treated as return of capital until fully recovered and therefore unrealized and realized MOICs are not applicable. Returns are calculated from results that are reported on a three month lag from Strategic Partners’ fund financial statements and therefore do not include the impact of economic and market activities in the current quarter. Effective in the three months ended December 31, 2021, the MOIC calculation was updated to exclude capital called for management fees and expenses from invested capital.

(l)	Funds presented represent the flagship credit drawdown funds only. The Total Credit Net IRR is the combined IRR of the credit drawdown funds presented.
(m)
Unrealized Investment Value reflects BCRED’s net asset value as of December 31, 2021. Realized Investment Value represents BCRED’s cash distributions, net of servicing fees. The BCRED net return reflects a per share blended return, assuming BCRED had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BCRED. These returns are not representative of the returns experienced by any particular investor or share class. Inception to date net returns are presented on an unannualized basis and are from January 7, 2021. Committed Capital and Available Capital are not regularly reported to investors in BCRED and are not applicable in the context of this vehicle. Does not include BXSL as it is now a publicly traded BDC following its IPO on October 28, 2021.
Segment Analysis
Discussed below is our Segment Distributable Earnings for each of our segments. This information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources. References to “our” sectors or investments may also refer to portfolio companies and investments of the underlying funds that we manage.
Real Estate
The following table presents the results of operations for our Real Estate segment:

	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$	%	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$1,895,412	$1,553,483	$1,116,183	$341,929	22%	$437,300	39%
Transaction and Other Fees, Net	160,395	98,225	175,831	62,170	63%	(77,606)	-44%
Management Fee Offsets	(3,499)	(13,020)	(26,836)	9,521	-73%	13,816	-51%

Total Management Fees, Net	2,052,308	1,638,688	1,265,178	413,620	25%	373,510	30%
Fee Related Performance Revenues	1,695,019	338,161	198,237	1,356,858	401%	139,924	71%
Fee Related Compensation	(1,161,349)	(618,105)	(531,259)	(543,244)	88%	(86,846)	16%
Other Operating Expenses	(234,505)	(183,132)	(168,332)	(51,373)	28%	(14,800)	9%

Fee Related Earnings	2,351,473	1,175,612	763,824	1,175,861	100%	411,788	54%

Realized Performance Revenues	1,119,612	787,768	1,032,337	331,844	42%	(244,569)	-24%
Realized Performance Compensation	(443,220)	(312,698)	(374,096)	(130,522)	42%	61,398	-16%
Realized Principal Investment Income	196,869	24,764	79,733	172,105	695%	(54,969)	-69%

Net Realizations	873,261	499,834	737,974	373,427	75%	(238,140)	-32%

Segment Distributable Earnings	$3,224,734	$1,675,446	$1,501,798	$1,549,288	92%	$173,648	12%

n/m    Not meaningful.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Segment Distributable Earnings were $3.2 billion for the year ended December 31, 2021, an increase of $1.5 billion, or 92%, compared to $1.7 billion for the year ended December 31, 2020. The increase in Segment Distributable Earnings was attributable to increases of $1.2 billion in Fee Related Earnings and $373.4 million in Net Realizations.
Segment Distributable Earnings in our Real Estate segment in 2021 were higher compared to 2020. This was primarily driven by increased Fee Related Earnings due to crystallization of BREIT performance revenues and growth in
Fee-Earning
Assets Under Management in Core+ real estate and BREDS, as well as increased Net Realizations due to higher Realized Performance Revenues in BREP and BREDS. In 2021, we benefited from meaningful fundraising momentum in our perpetual capital strategies, which represent an increasing percentage of our Total Assets Under Management. Robust economic activity in the U.S. has supported substantial recovery in investments in our real estate portfolio that were impacted by the
COVID-19
pandemic, and continued strength in our logistics and U.S. multifamily investments.

Acceleration of inflation in the U.S. is likely to continue in the near- to medium-term. Higher inflation would potentially negatively impact certain real estate assets, such as those with long-term
leases that do not provide for
short-term
rent increases. Our real estate strategies have, however, oriented their portfolios toward investments in sectors and markets where we see opportunities for stronger relative growth, with better insulation from inflation pressure. In the U.S., heightened competition for workers, global supply chain issues and rising input costs have contributed to increasing wages and other inputs, which increasingly pressure profit margins. The valuations of certain investments in our Real Estate segment, particularly in the hospitality sector, would potentially be negatively impacted if such companies and assets cannot successfully identify and execute on means to mitigate margin pressures. In addition, interest rates are expected to continue to rise in 2022, including in connection with expected rate increase by the U.S. Federal Reserve. A period of sharply rising interest rates could create downward pressure on the price of certain real estate and increase the cost of debt financing for our real estate businesses and assets. Further, rising interest rates may contribute to a period of sustained declines in values in the equity markets and make it more difficult to realize value from our real estate investments.
Fee Related Earnings
Fee Related Earnings were $2.4 billion for the year ended December 31, 2021, an increase of $1.2 billion, or 100%, compared to $1.2 billion for the year ended December 31, 2020. The increase in Fee Related Earnings was attributable to increases of $1.4 billion in Fee Related Performance Revenues and $413.6 million in Management Fees, Net, partially offset by increases of $543.2 million in Fee Related Compensation and $51.4 million in Other Operating Expenses.
Fee Related Performance Revenues were $1.7 billion for the year ended December 31, 2021, an increase of $1.4 billion, compared to $338.2 million for the year ended December 31, 2020. The increase was primarily due to the crystallization of BREIT performance revenues.
Management Fees, Net were $2.1 billion for the year ended December 31, 2021, an increase of $413.6 million, compared to $1.6 billion for the year ended December 31, 2020, primarily driven by an increase in Base Management Fees. Base Management Fees increased $341.9 million primarily due to
Fee-Earning
Assets Under Management growth in Core+ real estate and BREDS.
Fee Related Compensation was $1.2 billion for the year ended December 31, 2021, an increase of $543.2 million, compared to $618.1 million for the year ended December 31, 2020. The increase was primarily due to increases in Fee Related Performance Revenues and Management Fees, Net, on which a portion of Fee Related Compensation is based.
Other Operating Expenses were $234.5 million for the year ended December 31, 2021, an increase of $51.4 million, compared to $183.1 million for the year ended December 31, 2020. The increase was primarily due to occupancy and technology related expenses.
Net Realizations
Net Realizations were $873.3 million for the year ended December 31, 2021, an increase of $373.4 million, or 75%, compared to $499.8 million for the year ended December 31, 2020. The increase in Net Realizations was attributable to increases of $331.8 million in Realized Performance Revenues and $172.1 million in Realized Principal Investment Income, partially offset by an increase of $130.5 million in Realized Performance Compensation.

Realized Performance Revenues were $1.1 billion for the year ended December 31, 2021, an increase of $331.8 million, compared to $787.8 million for the year ended December 31, 2020. The increase was primarily due to higher Realized Performance Revenues in BREP and BREDS.
Realized Principal Investment Income was $196.9 million for the year ended December 31, 2021, an increase of $172.1 million, compared to $24.8 million for the year ended December 31, 2020. The increase was primarily due to the segment’s allocation of the gain recognized in connection with the Pátria sale transactions in the first and third quarters of 2021. For additional information, see Note 4. “Investments — Equity Method Investments” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data.”
Realized Performance Compensation was $443.2 million for the year ended December 31, 2021, an increase of $130.5 million, compared to $312.7 million for the year ended December 31, 2020. The increase was primarily due to the increase in Realized Performance Revenues.
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
The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	Year Ended December 31,						December 31, 2021 Inception to Date
	2021		2020		2019		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP VII	44%	36%	-22%	-20%	15%	12%	30%	22%	22%	15%
BREP VIII	57%	46%	10%	7%	20%	15%	36%	29%	24%	18%
BREP IX	84%	63%	35%	21%	n/m	n/m	111%	69%	60%	43%
BREP Europe IV (b)	2%	—	-17%	-15%	13%	10%	28%	20%	20%	14%
BREP Europe V (b)	37%	29%	1%	—	20%	14%	49%	40%	20%	14%
BREP Europe VI (b)	71%	51%	14%	—	n/m	n/m	95%	58%	49%	33%
BREP Asia I	37%	29%	-5%	-5%	19%	14%	29%	21%	20%	13%
BREP Asia II	31%	21%	8%	4%	27%	16%	73%	50%	22%	13%
BREP Co-Investment (c)	77%	70%	33%	32%	20%	13%	18%	16%	18%	16%
BPP (d)	20%	17%	7%	6%	10%	8%	n/a	n/a	13%	11%
BREIT (e)	n/a	30%	n/a	7%	n/a	12%	n/a	n/a	n/a	13%
BREDS High-Yield (f)	18%	13%	5%	1%	17%	13%	15%	11%	15%	10%
BXMT (g)	n/a	20%	n/a	-18%	n/a	25%	n/a	n/a	n/a	10%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.
(b)	Euro-based internal rates of return.

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

Funds With Closed Investment Periods
The Real Estate segment has ten funds with closed investment periods as of December 31, 2021: BREP VIII, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe V, BREP Europe IV, BREP Europe III, BREP Asia I and BREDS III. As of December 31, 2021, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe IV and BREP Europe III were above their carried interest thresholds and would have been above their carried interest thresholds even if all remaining investments were valued at zero. BREP VIII, BREP Europe V, BREP Asia I and BREDS III were above their carried interest thresholds.
Private Equity
The following table presents the results of operations for our Private Equity segment:

	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$	%	$	%

	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees	$1,521,273	$1,232,028	$986,482	$289,245	23%	$245,546	25%
Transaction, Advisory and Other Fees, Net	174,905	82,440	115,174	92,465	112%	(32,734)	-28%
Management Fee Offsets	(33,247)	(44,628)	(37,327)	11,381	-26%	(7,301)	20%

Total Management and Advisory Fees, Net	1,662,931	1,269,840	1,064,329	393,091	31%	205,511	19%
Fee Related Performance Revenues	212,128	—	—	212,128	n/m	—	n/m
Fee Related Compensation	(662,824)	(455,538)	(423,752)	(207,286)	46%	(31,786)	8%
Other Operating Expenses	(264,468)	(195,213)	(160,010)	(69,255)	35%	(35,203)	22%

Fee Related Earnings	947,767	619,089	480,567	328,678	53%	138,522	29%

Realized Performance Revenues	2,263,099	877,493	468,992	1,385,606	158%	408,501	87%
Realized Performance Compensation	(943,199)	(366,949)	(192,566)	(576,250)	157%	(174,383)	91%
Realized Principal Investment Income	263,368	72,089	90,249	191,279	265%	(18,160)	-20%

Net Realizations	1,583,268	582,633	366,675	1,000,635	172%	215,958	59%

Segment Distributable Earnings	$2,531,035	$1,201,722	$847,242	$1,329,313	111%	$354,480	42%

n/m Not meaningful.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Segment Distributable Earnings were $2.5 billion for the year ended December 31, 2021, an increase of $1.3 billion, or 111%, compared to $1.2 billion for the year ended December 31, 2020. The increase in Segment Distributable Earnings was attributable to increases of $328.7 million in Fee Related Earnings and $1.0 billion in Net Realizations.
Segment Distributable Earnings in our Private Equity segment in 2021 were higher compared to 2020. This was primarily driven by an increase in Fee Related Earnings, as well as an increase in Net Realizations. Generally favorable market conditions in 2021 contributed to significant realizations, as well as meaningful capital deployment opportunities, and robust economic activity in the U.S. has supported substantial recovery in investments in our corporate private equity portfolio that were impacted by the
COVID-19
pandemic. Favorable market fundamentals also contributed to strong appreciation of investments in our corporate private equity funds across a number of sectors and geographies, albeit with some weakening at the end of 2021 and early 2022 as a result of increased equity market volatility in response to expectations of interest rate increases. Strong performance in investors’ alternative investment portfolios has in some cases resulted in alternative investments representing a significant portion of the value of such investors’ portfolios, which may limit such investors’ ability to allocate additional capital to certain funds in our Private Equity segment and negatively impact fundraising efforts if such investors do not increase their overall allocations to alternatives. Acceleration of inflation in the U.S. is likely to continue in the near- to medium-term. Higher inflation would potentially negatively impact Segment Distributable Earnings in our Private Equity segment, particularly if not occurring against a backdrop of continued corresponding economic growth that can accommodate rising prices. In the U.S., heightened competition for workers, global supply chain issues and rising input costs have contributed to increasing wages and other inputs, which increasingly pressure profit margins. The valuations of certain investments in our Private Equity segment would potentially be negatively impacted if such companies cannot successfully identify and execute on means to mitigate margin pressures. In addition, interest rates are expected to continue to rise in 2022, including in connection with expected rate increase by the U.S. Federal Reserve. A period of sharply rising interest rates could increase the cost of debt financing for us and our portfolio companies. Further, rising interest rates may contribute to a period of sustained declines in values in the equity markets and make it more difficult to realize value from our investments.
In energy, while oil and gas prices have recently been at their multi-year highest levels, weakened long-term market fundamentals continue to pose challenges for traditional energy, particularly in upstream energy. Increased scrutiny from regulators, investors and other market participants on the ESG impact of investments including in traditional energy sectors and in light of climate change and the impact of carbon emissions, has also exacerbated the impact of such weakened market fundamentals. The persistence of these weakened market fundamentals could further negatively impact the performance of certain investments in our energy and corporate private equity funds.
Fee Related Earnings
Fee Related Earnings were $947.8 million for the year ended December 31, 2021, an increase of $328.7 million, or 53%, compared to $619.1 million for the year ended December 31, 2020. The increase in Fee Related Earnings was attributable to increases of $393.1 million in Management and Advisory Fees, Net and $212.1 million in Fee Related Performance Revenues, partially offset by increases of $207.3 million in Fee Related Compensation and $69.3 million in Other Operating Expenses.
Management and Advisory Fees, Net were $1.7 billion for the year ended December 31, 2021, an increase of $393.1 million, compared to $1.3 billion for the year ended December 31, 2020, primarily driven by an increase in Base Management Fees. Base Management Fees increased $289.2 million primarily due to (a) the commencement of BCP VIII’s investment period and the end of its fee holiday in the first and second quarter of 2020, respectively,

(b) the commencement of BEP III’s investment period and the end of its fee holiday in the first and third quarter of 2020, respectively, (c) the commencement BXG’s investment period and the end of its fee holiday in the third quarter of 2020 and the first quarter of 2021, respectively and (d) the commencement of Strategic Partners GP Solutions and Strategic Partners IX’s investment periods in the second and fourth quarter of 2021, respectively.
The annualized Base Management Fee Rate increased from 1.00% at December 31, 2020 to 1.10% at December 31, 2021. The increase was primarily due to commencement of investment periods and subsequent fee holiday expirations for BCP VIII, BEP III and BXG, as well as the commencement of investment periods for Strategic Partners GP Solutions and Strategic Partners IX.
Fee Related Performance Revenues increased from zero for the year ended December 31, 2020 to $212.1 million for the year ended December 31, 2021. The increase was due to the first crystallization of performance revenues in BIP.
Fee Related Compensation was $662.8 million for the year ended December 31, 2021, an increase of $207.3 million, compared to $455.5 million for the year ended December 31, 2020. The increase was primarily due to increases in Management and Advisory Fees, Net and Fee Related Performance Revenues on which a portion of Fee Related Compensation is based.
Other Operating Expenses were $264.5 million for the year ended December 31, 2021, an increase of $69.3 million, compared to $195.2 million for the year ended December 31, 2020. The increase was primarily due to technology related expenses and professional fees.
Net Realizations
Net Realizations were $1.6 billion for the year ended December 31, 2021, an increase of $1.0 billion, or 172%, compared to $582.6 million for the year ended December 31, 2020. The increase in Net Realizations was attributable to increases of $1.4 billion in Realized Performance Revenues and $191.3 million in Realized Principal Investment Income, partially offset by an increase of $576.3 million in Realized Performance Compensation.
Realized Performance Revenues were $2.3 billion for the year ended December 31, 2021, an increase of $1.4 billion, compared to $877.5 million for the year ended December 31, 2020. The increase was primarily due to higher Realized Performance Revenues in corporate private equity and Tactical Opportunities.
Realized Principal Investment Income was $263.4 million for the year ended December 31, 2021, an increase of $191.3 million, compared to $72.1 million for the year ended December 31, 2020. The increase was primarily due to the segment’s allocation of the gain recognized in connection with the Pátria sale transactions in the first and third quarters of 2021. For additional information, see Note 4. “Investments — Equity Method Investments” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data.”
Realized Performance Compensation was $943.2 million for the year ended December 31, 2021, an increase of $576.3 million, compared to $366.9 million for the year ended December 31, 2020. The increase was primarily due to the increase in Realized Performance Revenues.
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

The following table presents the internal rates of return of our significant private equity funds:

	Year Ended December 31,						December 31, 2021 Inception to Date
	2021		2020		2019		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP V	223%	103%	14%	5%	-14%	-4%	10%	8%	10%	8%
BCP VI	19%	16%	18%	16%	4%	3%	21%	17%	17%	13%
BCP VII	44%	36%	11%	9%	24%	18%	43%	34%	28%	21%
BEP I	78%	59%	-19%	-18%	—	—	18%	15%	15%	11%
BEP II	56%	53%	-31%	-31%	-5%	-3%	1%	—	7%	4%
BEP III	86%	56%	n/m	n/m	n/a	n/a	160%	110%	107%	64%
BCP Asia I	193%	158%	56%	42%	43%	24%	161%	118%	98%	74%
BCEP I (b)	55%	50%	33%	29%	24%	20%	55%	49%	30%	27%
Tactical Opportunities	37%	28%	19%	15%	10%	6%	22%	18%	17%	13%
Tactical Opportunities Co-Investment and Other	67%	57%	14%	11%	15%	14%	20%	19%	23%	20%
BXG	50%	29%	n/m	n/m	n/a	n/a	n/m	n/m	77%	43%
Strategic Partners I-V (c)	33%	30%	-4%	-5%	—	-1%	n/a	n/a	16%	13%
Strategic Partners VI (c)	51%	47%	-9%	-9%	-4%	-5%	n/a	n/a	20%	15%
Strategic Partners VII (c)	75%	66%	-7%	-8%	12%	10%	n/a	n/a	28%	23%
Strategic Partners Real Assets II (c)	26%	23%	10%	6%	21%	17%	n/a	n/a	20%	15%
Strategic Partners VIII (c)	132%	113%	6%	2%	n/m	n/m	n/a	n/a	76%	62%
Strategic Partners Real Estate, SMA and Other (c)	41%	40%	2%	2%	19%	18%	n/a	n/a	21%	19%
Strategic Partners Infra III (c)	81%	54%	n/m	n/m	n/a	n/a	n/a	n/a	188%	93%
BIP	41%	33%	6%	1%	n/m	n/m	n/a	n/a	24%	17%
Clarus IV	34%	26%	3%	—	68%	46%	30%	25%	28%	17%
BXLS V	13%	-4%	n/m	n/m	n/a	n/a	n/a	n/a	25%	6%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.
(b)	BCEP is a core private equity strategy which invests with a more modest risk profile and longer hold period than traditional private equity.
(c)
Realizations are treated as return of capital until fully recovered and therefore inception to date realized returns are not applicable. Returns are calculated from results that are reported on a three month lag from Strategic Partners’ fund financial statements and therefore do not include the impact of economic and market activities in the current quarter. Effective September 30, 2021, Strategic Partners’ fund financial reporting process was updated to report underlying fund investment performance generally on a same-quarter basis, if available. Previously, such fund financial reporting in Strategic Partners’ fund financial statements was generally on a three month lag. As a result of this update, Strategic Partners’ appreciation for the year ended December 31, 2021, includes the economic and market activity of five quarters, respectively. See Note 2. “Summary of Significant Accounting Policies — Equity Method Investments” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” for additional information.

Funds With Closed Investment Periods
The corporate private equity funds within the Private Equity segment have nine funds with closed investment periods: BCP IV, BCP V, BCP VI, BCP VII, BCOM, BEP I, BEP II, BCEP I and BCP Asia. As of December 31, 2021, BCP IV was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes, the BCP V “main fund” and
BCP V-AC
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
Hedge Fund Solutions
The following table presents the results of operations for our Hedge Fund Solutions segment:

	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$	%	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$636,685	$582,830	$556,730	$53,855	9%	$26,100	5%
Transaction and Other Fees, Net	11,770	5,899	3,533	5,871	100%	2,366	67%
Management Fee Offsets	(572)	(650)	(138)	78	-12%	(512)	371%

Total Management Fees, Net	647,883	588,079	560,125	59,804	10%	27,954	5%
Fee Related Compensation	(156,515)	(161,713)	(151,960)	5,198	-3%	(9,753)	6%
Other Operating Expenses	(94,792)	(79,758)	(81,999)	(15,034)	19%	2,241	-3%

Fee Related Earnings	396,576	346,608	326,166	49,968	14%	20,442	6%

Realized Performance Revenues	290,980	179,789	126,576	111,191	62%	53,213	42%
Realized Performance Compensation	(76,701)	(31,224)	(24,301)	(45,477)	146%	(6,923)	28%
Realized Principal Investment Income	56,733	54,110	21,707	2,623	5%	32,403	149%

Net Realizations	271,012	202,675	123,982	68,337	34%	78,693	63%

Segment Distributable Earnings	$667,588	$549,283	$450,148	$118,305	22%	$99,135	22%

n/m    Not meaningful.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Segment Distributable Earnings were $667.6 million for the year ended December 31, 2021, an increase of $118.3 million, or 22%, compared to $549.3 million for the year ended December 31, 2020. The increase in Segment Distributable Earnings was attributable to increases of $50.0 million in Fee Related Earnings and $68.3 million in Net Realizations.

Segment Distributable Earnings in our Hedge Fund Solutions segment in 2021 were higher compared to 2020. This increase was primarily driven by an increase in Fee Related Earnings, as well as an increase in Net Realizations. Robust economic activity in the U.S. has supported a recovery across asset classes and sectors and the Hedge Fund Solutions segment benefited from favorable liquidity conditions in 2021. Nevertheless, another significant market downturn could pose material risks to our Hedge Fund Solutions segment, including by potentially causing investors to seek liquidity in the form of redemptions from our funds and adversely impacting management fees. In an equity market environment that generally has been characterized by relatively low volatility, investors may continue to reallocate capital away from traditional hedge fund strategies. Our Hedge Fund Solutions segment operates multiple business lines, manages strategies that are both long and short asset classes and generates a majority of its revenue through management fees. In that regard, the segment’s revenues depend in part on our ability to successfully grow such existing diverse business lines and strategies and to identify and scale new ones to meet evolving investor appetites. In recent years we have shifted the mix of our product offerings to include more products whose performance-based fees represent a more significant proportion of the fees earned from such products than has historically been the case.
Fee Related Earnings
Fee Related Earnings were $396.6 million for the year ended December 31, 2021, an increase of $50.0 million, or 14%, compared to $346.6 million for the year ended December 31, 2020. The increase in Fee Related Earnings was primarily attributable to an increase of $59.8 million in Management Fees, Net, partially offset by an increase of $15.0 million in Other Operating Expenses.
Management Fees, Net were $647.9 million for the year ended December 31, 2021, an increase of $59.8 million, compared to $588.1 million for the year ended December 31, 2020, primarily driven by an increase in Base Management Fees. Base Management Fees increased $53.9 million primarily driven by
Fee-Earning
Assets Under Management growth in our individual investor and specialized solutions platform.
Other Operating Expenses were $94.8 million for the year ended December 31, 2021, an increase of $15.0 million, compared to $79.8 million for the year ended December 31, 2020. The increase was primarily due to professional fees and technology related expenses.
Net Realizations
Net Realizations were $271.0 million for the year ended December 31, 2021, an increase of $68.3 million, or 34%, compared to $202.7 million for the year ended December 31, 2020. The increase in Net Realizations was primarily attributable to an increase of $111.2 million in Realized Performance Revenues, partially offset by an increase of $45.5 million in Realized Performance Compensation.
Realized Performance Revenues were $291.0 million for the year ended December 31, 2021, an increase of $111.2 million, compared to $179.8 million for the year ended December 31, 2020. The increase was primarily driven by realizations and higher returns for the year ended December 31, 2021, principally within customized solutions and commingled products.
Realized Performance Compensation was $76.7 million for the year ended December 31, 2021, an increase of $45.5 million, compared to $31.2 million for the year ended December 31, 2020. The increase was primarily due to the increase in Realized Performance Revenues.
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

The following table presents the return information of the BAAM Principal Solutions Composite:

	Average Annual Returns (a)
	Periods Ended December 31, 2021
	One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Principal Solutions Composite (b)	8%	7%	7%	6%	6%	5%	7%	6%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
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

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance Eligible Assets Under Management			Estimated % Above High Water Mark/Benchmark (a)
	December 31,			December 31,
	2021	2020	2019	2021	2020	2019

	(Dollars in Thousands)
Hedge Fund Solutions Managed Funds (b)	$47,639,865	$47,088,501	$43,789,081	91%	75%	91%

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

(b)
For the Hedge Fund Solutions managed funds, at December 31, 2021, the incremental appreciation needed for the 9% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $299.8 million, a decrease of $(323.1) million, compared to $622.9 million at December 31, 2020. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/ Benchmarks as of December 31, 2021, 55% were within 5% of reaching their respective High Water Mark.

Credit & Insurance
The following table presents the results of operations for our Credit & Insurance segment:

	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$	%	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$765,905	$603,713	$586,535	$162,192	27%	$17,178	3%
Transaction and Other Fees, Net	44,868	21,311	19,882	23,557	111%	1,429	7%
Management Fee Offsets	(6,653)	(10,466)	(11,813)	3,813	-36%	1,347	-11%

Total Management Fees, Net	804,120	614,558	594,604	189,562	31%	19,954	3%
Fee Related Performance Revenues	118,097	40,515	13,764	77,582	191%	26,751	194%
Fee Related Compensation	(367,322)	(261,214)	(229,607)	(106,108)	41%	(31,607)	14%
Other Operating Expenses	(199,912)	(165,114)	(160,801)	(34,798)	21%	(4,313)	3%

Fee Related Earnings	354,983	228,745	217,960	126,238	55%	10,785	5%

Realized Performance Revenues	209,421	20,943	32,737	188,478	900%	(11,794)	-36%
Realized Performance Compensation	(94,450)	(3,476)	(12,972)	(90,974)	n/m	9,496	-73%
Realized Principal Investment Income	70,796	7,970	32,466	62,826	788%	(24,496)	-75%

Net Realizations	185,767	25,437	52,231	160,330	630%	(26,794)	-51%

Segment Distributable Earnings	$540,750	$254,182	$270,191	$286,568	113%	$(16,009)	-6%

n/m     Not meaningful.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Segment Distributable Earnings were $540.8 million for the year ended December 31, 2021, an increase of $286.6 million, or 113%, compared to $254.2 million for the year ended December 31, 2020. The increase in Segment Distributable Earnings was attributable to increases of $126.2 million in Fee Related Earnings and $160.3 million in Net Realizations.
Segment Distributable Earnings in our Credit & Insurance segment in 2021 were higher compared to 2020, driven by increases in Net Realizations and Fee Related Earnings. Favorable market conditions across many asset classes and tightening spreads, as well as solid underlying company performance, positively impacted returns in our Credit & Insurance segment. In 2021 we also benefited from strong fundraising momentum in our perpetual capital strategies, which represent an increasing percentage of our Total Assets Under Management. Robust economic activity in the U.S. has supported a continued recovery across asset classes and sectors. The Credit & Insurance segment also benefited from favorable liquidity conditions in 2021. Nevertheless, another significant market downturn could create additional pressure for borrowers with respect to their ability to meet their debt payment obligations or increase their focus on deleveraging. Our funds have, however, continued to actively manage their portfolios in order to limit downside and protect capital. Acceleration of inflation in the U.S. is likely to continue in the near- to medium-term. In the U.S., heightened competition for workers, global supply chain issues and rising input costs have contributed to increasing wages and other inputs, which increasingly pressure profit margins. The valuations of certain investments in our Credit & Insurance segment would potentially be negatively impacted if such companies are unable to mitigate margin pressures and experience an increase in leverage, especially if concurrent with an increase in their debt service costs. In addition, interest rates are expected to continue to rise in 2022, including in connection with expected rate increase by the U.S. Federal

Reserve. If such rise occurs concurrently with a period of economic weakness or a slowdown in growth, capital deployment in our Credit & Insurance segment may be negatively impacted. In addition, interest rate increases could adversely affect Segment Distributable Earnings in the segment, although we believe our current portfolio is relatively insulated because much of our debt portfolio is floating rate and/or short duration.
In energy, while oil and gas prices have recently been at their multi-year highest levels, weakened long-term market fundamentals continue to pose challenges for traditional energy, particularly in upstream energy. Increased scrutiny from regulators, investors and other market participants on the ESG impact of investments including in traditional energy sectors and in light of climate change and the impact of carbon emissions, has also exacerbated the impact of such weakened market fundamentals. The persistence of these weakened market fundamentals in the energy sector or in the credit markets more broadly could further negatively impact the performance of certain investments in our credit funds, although our funds actively managed exposure to upstream energy through exits of certain investments in 2021.
Fee Related Earnings
Fee Related Earnings were $355.0 million for the year ended December 31, 2021, an increase of $126.2 million, or 55%, compared to $228.7 million for the year ended December 31, 2020. The increase in Fee Related Earnings was attributable to increases of $189.6 million in Management Fees, Net and $77.6 million in Fee Related Performance Revenues, partially offset by increases of $106.1 million in Fee Related Compensation and $34.8 million in Other Operating Expenses.
Management Fees, Net were $804.1 million for the year ended December 31, 2021, an increase of $189.6 million, compared to $614.6 million for the year ended December 31, 2020, primarily driven by an increase in Base Management Fees. Base Management Fees increased $162.2 million primarily due to increased capital deployed in our most recently launched credit vehicles,
Fee-Earning
Assets Under Management growth in BXSL, and inflows in BCRED and our liquid credit business.
Fee Related Performance Revenues were $118.1 million for the year ended December 31, 2021, an increase of $77.6 million, compared to $40.5 million for the year ended December 31, 2020. The increase was primarily due to performance and growth in assets in BXSL and the launch of BCRED in the first quarter of 2021.
Fee Related Compensation was $367.3 million for the year ended December 31, 2021, an increase of $106.1 million, compared to $261.2 million for the year ended December 31, 2020. The increase was primarily due to increases in Management Fees, Net and Fee Related Performance Revenues, on which a portion of Fee Related Compensation is based.
Other Operating Expenses were $199.9 million for the year ended December 31, 2021, an increase of $34.8 million, compared to $165.1 million for the year ended December 31, 2020. The increase was primarily due to technology related expenses.
Net Realizations
Net Realizations were $185.8 million for the year ended December 31, 2021, an increase of $160.3 million, or 630%, compared to $25.4 million for the year ended December 31, 2020. The increase in Net Realizations was attributable to increases of $188.5 million in Realized Performance Revenues and $62.8 million in Realized Principal Investment Income, partially offset by an increase of $91.0 million in Realized Performance Compensation.
Realized Performance Revenues were $209.4 million for the year ended December 31, 2021, an increase of $188.5 million, compared to $20.9 million for the year ended December 31, 2020. The increase was primarily attributable to Realized Performance Revenues generated by our mezzanine opportunistic funds.

Realized Principal Investment Income was $70.8 million for the year ended December 31, 2021, an increase of $62.8 million, compared to $8.0 million for the year ended December 31, 2020. The increase was primarily due to the segment’s allocation of the gain recognized in connection with the Pátria sale transactions in the first and third quarters of 2021. For additional information, see Note 4. “Investments — Equity Method Investments” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data.”
Realized Performance Compensation was $94.5 million for the year ended December 31, 2021, an increase of $91.0 million, compared to $3.5 million for the year ended December 31, 2020. The increase was primarily due to the increase in Realized Performance Revenues.
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
The following table presents the return information for the Credit Composite:

	Year Ended December 31,						Inception to December 31, 2021
	2021		2020		2019		Total
Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Private Credit (b)	22%	16%	1%	-1%	5%	3%	12%	7%
Liquid Credit (b)	5%	5%	4%	4%	9%	8%	5%	5%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Allocations, net of tax advances.
(b)
Effective January 1, 2021, Credit returns are presented as separate returns for Private Credit and Liquid Credit instead of as a Credit Composite. Private Credit returns include mezzanine lending funds and middle market direct lending funds (including BXSL and BCRED), stressed/distressed strategies (including stressed/distressed funds and credit alpha strategies) and energy strategies. Liquid Credit returns include CLOs, closed-ended funds, open-ended funds and separately managed accounts. Only fee-earning
funds exceeding $100 million of fair value at the beginning of each respective quarter-end
are included. Funds in liquidation, funds investing primarily in investment grade corporate credit and asset-based lending funds are excluded. Blackstone Funds that were contributed to BXC as part of Blackstone’s acquisition of BXC in March 2008 and the pre-acquisition
date performance for funds and vehicles acquired by BXC subsequent to March 2008, are also excluded. Private Credit and Liquid Credit’s inception to date returns are from December 31, 2005. Prior periods have been updated to reflect this presentation.

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance Eligible Assets Under Management			Estimated % Above High Water Mark/Hurdle (a)
	December 31,			December 31,
	2021	2020	2019	2021	2020	2019

	(Dollars in Thousands)
Credit & Insurance (b)	$66,350,185	$28,944,333	$26,004,779	94%	58%	72%

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

(b)
For the Credit & Insurance managed funds, at December 31, 2021, the incremental appreciation needed for the 6% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles to reach their respective High Water Marks/Hurdles was $1.8 billion, a decrease of $(1.3) billion, compared to $3.0 billion at December 31, 2020. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles as of December 31, 2021, 6% were within 5% of reaching their respective High Water Mark.

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

The following table is a reconciliation of Net Income Attributable to Blackstone Inc. to Distributable Earnings, Total Segment Distributable Earnings, Fee Related Earnings and Adjusted EBITDA:

	Year Ended December 31,
	2021	2020	2019

	(Dollars in Thousands)
Net Income Attributable to Blackstone Inc.	$5,857,397	$1,045,363	$2,049,682
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	4,886,552	1,012,924	1,339,627
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	1,625,306	217,117	476,779
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	5,740	(13,898)	(121)

Net Income	12,374,995	2,261,506	3,865,967
Provision (Benefit) for Taxes	1,184,401	356,014	(47,952)

Net Income Before Provision (Benefit) for Taxes	13,559,396	2,617,520	3,818,015
Transaction-Related Charges (a)	144,038	240,729	208,613
Amortization of Intangibles (b)	68,256	65,984	65,931
Impact of Consolidation (c)	(1,631,046)	(203,219)	(476,658)
Unrealized Performance Revenues (d)	(8,675,246)	384,758	(1,126,668)
Unrealized Performance Allocations Compensation (e)	3,778,048	(154,516)	540,285
Unrealized Principal Investment (Income) Loss (f)	(679,767)	101,742	(113,327)
Other Revenues (g)	(202,885)	253,693	(79,447)
Equity-Based Compensation (h)	559,537	333,767	230,194
Administrative Fee Adjustment (i)	10,188	5,265	—
Taxes and Related Payables (j)	(759,682)	(304,127)	(196,159)

Distributable Earnings	6,170,837	3,341,596	2,870,779
Taxes and Related Payables (j)	759,682	304,127	196,159
Net Interest and Dividend Loss (k)	33,588	34,910	2,441

Total Segment Distributable Earnings	6,964,107	3,680,633	3,069,379
Realized Performance Revenues (l)	(3,883,112)	(1,865,993)	(1,660,642)
Realized Performance Compensation (m)	1,557,570	714,347	603,935
Realized Principal Investment Income (n)	(587,766)	(158,933)	(224,155)

Fee Related Earnings	$4,050,799	$2,370,054	$1,788,517

Adjusted EBITDA Reconciliation
Distributable Earnings	$6,170,837	$3,341,596	$2,870,779
Interest Expense (o)	196,632	165,022	195,034
Taxes and Related Payables (j)	759,682	304,127	196,159
Depreciation and Amortization (p)	52,187	35,136	26,350

Adjusted EBITDA	$7,179,338	$3,845,881	$3,288,322

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

	Year Ended December 31,
	2021	2020	2019

	(Dollars in Thousands)
GAAP Unrealized Performance Allocations	$8,675,246	$(384,393)	$1,126,332
Segment Adjustment	—	(365)	336

Unrealized Performance Revenues	$8,675,246	$(384,758)	$1,126,668

(e)	This adjustment removes Unrealized Performance Allocations Compensation.
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
non-controlling
interests.

	Year Ended December 31,
	2021	2020	2019

	(Dollars in Thousands)
GAAP Unrealized Principal Investment Income (Loss)	$1,456,201	$(114,607)	$215,003
Segment Adjustment	(776,434)	12,865	(101,676)

Unrealized Principal Investment Income (Loss)	$679,767	$(101,742)	$113,327

(g)
This adjustment removes Other Revenues on a segment basis. The Segment Adjustment represents (1) the add back of Other Revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of certain Transaction-Related Charges.

	Year Ended December 31,
	2021	2020	2019

	(Dollars in Thousands)
GAAP Other Revenue	$203,086	$(253,142)	$79,993
Segment Adjustment	(201)	(551)	(546)

Other Revenues	$202,885	$(253,693)	$79,447

(h)	This adjustment removes Equity-Based Compensation on a segment basis.
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

	Year Ended December 31,
	2021	2020	2019

	(Dollars in Thousands)
Taxes	$703,075	$260,569	$140,416
Related Payables	56,607	43,558	55,743

Taxes and Related Payables	$759,682	$304,127	$196,159

(k)
This adjustment removes Interest and Dividend Revenue less Interest Expense on a segment basis. The Segment Adjustment represents (1) the add back of Interest and Dividend Revenue earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of interest expense associated with the Tax Receivable Agreement.

	Year Ended December 31,
	2021	2020	2019

	(Dollars in Thousands)
GAAP Interest and Dividend Revenue	$160,643	$125,231	$182,398
Segment Adjustment	2,401	4,881	10,195

Interest and Dividend Revenue	163,044	130,112	192,593

GAAP Interest Expense	198,268	166,162	199,648
Segment Adjustment	(1,636)	(1,140)	(4,614)

Interest Expense	196,632	165,022	195,034

Net Interest and Dividend Loss	$(33,588)	$(34,910)	$(2,441)

(l)	This adjustment removes the total segment amount of Realized Performance Revenues.
(m)	This adjustment removes the total segment amount of Realized Performance Compensation.
(n)	This adjustment removes the total segment amount of Realized Principal Investment Income.
(o)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(p)	This adjustment adds back Depreciation and Amortization on a segment basis.

The following tables are a reconciliation of Total GAAP Investments to Net Accrued Performance Revenues. Total GAAP Investments and Net Accrued Performance Revenues consist of the following:

	December 31,
	2021	2020

	(Dollars in Thousands)
Investments of Consolidated Blackstone Funds	$2,018,829	$1,455,008
Equity Method Investments
Partnership Investments	5,635,212	4,353,234
Accrued Performance Allocations	17,096,873	6,891,262
Corporate Treasury Investments	658,066	2,579,716
Other Investments	3,256,063	337,922

Total GAAP Investments	$28,665,043	$15,617,142

Accrued Performance Allocations - GAAP	$17,096,873	$6,891,262
Impact of Consolidation (a)	1	1
Due From Affiliates - GAAP (b)	260,993	165,678
Less: Net Realized Performance Revenues (c)	(1,294,884)	(313,610)
Less: Accrued Performance Compensation - GAAP (d)	(7,324,906)	(2,917,609)

Net Accrued Performance Revenues	$8,738,077	$3,825,722

(a)	This adjustment adds back investments in consolidated Blackstone Funds which have been eliminated in consolidation.
(b)	Represents GAAP accrued performance revenue recorded within Due from Affiliates.
(c)	Represents Performance Revenues realized but not yet distributed as of the reporting date and are included in Distributable Earnings in the period they are realized.
(d)	Represents GAAP accrued performance compensation associated with Accrued Performance Allocations and is recorded within Accrued Compensation and Benefits and Due to Affiliates.
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

Total assets were $41.2 billion as of December 31, 2021, an increase of $14.9 billion, or 57%, from December 31, 2020. The increase in Total Assets was principally due to an increase of $14.5 billion in total assets attributable to consolidated operating partnerships. The increase in total assets attributable to consolidated operating partnerships was primarily due to an increase of $12.6 billion in Investments. The increase in Investments was primarily due to appreciation in the value of Blackstone’s interests in its private equity and real estate investments. The other net variances of the assets attributable to the consolidated operating partnerships were relatively unchanged.
Total liabilities were $19.5 billion as of December 31, 2021, an increase of $7.8 billion, or 67%, from December 31, 2020. The increase in Total Liabilities was principally due to an increase of $7.9 billion in total liabilities attributable to consolidated operating partnerships. The increase in total liabilities attributable to the consolidated operating partnerships was primarily due to increases of $4.5 billion in Accrued Compensation and Benefits and $2.1 billion in Loans Payable. The increase in Accrued Compensation and Benefits was primarily due to an increase in performance compensation. The increase in Loans Payable was primarily due to the issuance of $2.0 billion of notes on August 5, 2021. The other net variances of the liabilities attributable to the consolidated operating partnerships were relatively unchanged.
We have multiple sources of liquidity to meet our capital needs as described in “— Sources and Uses of Liquidity.”
Sources and Uses of Liquidity
We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in our businesses, the proceeds from our issuances of senior notes, liquid investments we hold on our balance sheet and access to our $2.25 billion committed revolving credit facility. As of December 31, 2021, Blackstone had $2.1 billion in Cash and Cash Equivalents, $658.1 million invested in Corporate Treasury Investments and $3.3 billion in Other Investments (which included $726.7 million of liquid investments), against $7.9 billion in borrowings from our bond issuances, and $250.0 million borrowings outstanding under our revolving credit facility. The $250.0 million of borrowings outstanding under our revolving credit facility was repaid on January 14, 2022.
On August 5, 2021, Blackstone issued $650 million aggregate principal amount of 1.625% senior notes due August 5, 2028, $800 million aggregate principal amount of 2.000% senior notes due January 30, 2032 and $550 million aggregate principal amount of 2.850% senior notes due August 5, 2051. For additional information see Note 13. “Borrowings” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing and “— Notable Transactions.”
On January 10, 2022, Blackstone issued $500 million aggregate principal amount of 2.550% senior notes due March 30, 2032 and $1.0 billion aggregate principal amount of 3.200% senior notes due January 30, 2052. For additional information see Note 13. “Borrowings” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing and “— Notable Transactions.”
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

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses, which principally includes funding our general partner and co-investment
commitments to our funds, (b) provide capital for business expansion, (c) pay operating expenses, including cash compensation to our employees, and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes, (g) repurchase share of our common stock and Blackstone Holdings Partnership Units pursuant to our repurchase program and (h) pay dividends to our shareholders and distributions to the holders of Blackstone Holdings Partnership Units. For a tabular presentation of Blackstone’s contractual obligations and the expected timing of such see “— Contractual Obligations.”
Capital Commitments
Our own capital commitments to our funds, the funds we invest in and our investment strategies as of December 31, 2021 consisted of the following:

	Blackstone and General Partner		Senior Managing Directors and Certain Other Professionals (a)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment

	(Dollars in Thousands)
Real Estate
BREP V	$52,545	$2,185	$—	$—
BREP VI	750,000	36,809	150,000	12,270
BREP VII	300,000	33,394	100,000	11,131
BREP VIII	300,000	45,133	100,000	15,044
BREP IX	300,000	134,252	100,000	44,751
BREP Europe III	100,000	11,989	35,000	3,996
BREP Europe IV	130,000	24,074	43,333	8,025
BREP Europe V	150,000	29,994	43,333	8,665
BREP Europe VI	130,000	74,242	43,333	24,747
BREP Asia I	50,000	10,141	16,667	3,380
BREP Asia II	70,707	23,560	23,569	7,853
BREP Asia III	63,817	63,817	21,272	21,272
BREDS II	50,000	623	16,667	208
BREDS III	50,000	13,499	16,667	4,500
BREDS IV	50,000	27,813	—	—
BPP	180,905	30,937	—	—
Other (b)	25,599	7,254	—	—

Total Real Estate	2,753,573	569,716	709,841	165,842

continued...

	Blackstone and General Partner		Senior Managing Directors and Certain Other Professionals (a)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment

	(Dollars in Thousands)
Private Equity
BCP V	$629,356	$30,642	$—	$—
BCP VI	719,718	82,829	250,000	28,771
BCP VII	500,000	42,842	225,000	19,279
BCP VIII	500,000	358,968	225,000	161,535
BEP I	50,000	4,728	—	—
BEP II	80,000	14,620	26,667	4,873
BEP III	80,000	58,553	26,667	19,518
BCEP I	120,000	27,202	18,992	4,305
BCEP II	160,000	132,048	32,640	26,938
BCP Asia I	40,000	17,249	13,333	5,750
BCP Asia II	100,000	100,000	33,333	33,333
Tactical Opportunities	454,978	211,533	154,768	70,511
Strategic Partners	909,010	539,738	145,738	87,804
BIP	216,964	60,045	—	—
BXLS	140,000	103,673	36,667	31,392
BXG	80,752	38,052	26,667	12,635
Other (b)	278,669	24,618	—	—

Total Private Equity	5,059,447	1,847,340	1,215,472	506,644

Hedge Fund Solutions
Strategic Alliance I	50,000	2,033	—	—
Strategic Alliance II	50,000	1,482	—	—
Strategic Alliance III	22,000	6,006	—	—
Strategic Alliance IV	15,000	15,000	—	—
Strategic Holdings I	154,610	43,511	—	—
Strategic Holdings II	50,000	32,056	—	—
Horizon	100,000	44,358	—	—
Other (b)	19,861	10,290	—	—

Total Hedge Fund Solutions	461,471	154,736	—	—

continued...

	Blackstone and General Partner		Senior Managing Directors and Certain Other Professionals (a)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment

	(Dollars in Thousands)
Credit & Insurance
Mezzanine / Opportunistic II	$120,000	$29,470	$110,101	$27,039
Mezzanine / Opportunistic III	130,783	40,608	31,061	9,644
Mezzanine / Opportunistic IV	122,000	103,830	33,378	28,407
European Senior Debt I	63,000	16,515	56,882	14,911
European Senior Debt II	92,872	60,699	22,392	14,892
Stressed / Distressed I	50,000	4,869	27,666	2,694
Stressed / Distressed II	125,000	51,695	119,878	49,576
Stressed / Distressed III	151,000	113,042	31,977	23,938
Energy I	80,000	37,630	75,445	35,487
Energy II	150,000	120,117	25,565	20,472
Credit Alpha Fund	52,102	19,752	50,670	19,209
Credit Alpha Fund II	25,500	13,422	6,126	3,224
Other (b)	149,088	54,898	20,531	4,065

Total Credit & Insurance	1,311,345	666,547	611,672	253,558

Other
Treasury (c)	434,251	223,990	—	—

	$10,020,087	$3,462,329	$2,536,985	$926,044

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
For a tabular presentation of the timing of Blackstone’s remaining capital commitments to our funds, the funds we invest in and our investment strategies see “— Contractual Obligations”.

Borrowings
As of December 31, 2021, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of Blackstone, had issued and outstanding the following senior notes (collectively the “Notes”):

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

$7,605,500

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

On January 10, 2022, Blackstone issued $500 million aggregate principal amount of 2.550% senior notes due March 30, 2032 and $1.0 billion aggregate principal amount of 3.200% senior notes due January 30, 2052. These notes are not included in the above table. For additional information see Note 13. “Borrowings” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing and “— Notable Transactions.”
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

For a tabular presentation of the payment timing of principal and interest due on Blackstone’s issued notes and revolving credit facility see “— Contractual Obligations”.
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of December 31, 2021 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	2022	2023-2024	2025-2026	Thereafter	Total

	(Dollars in Thousands)
Operating Lease Obligations (a)	$121,220	$253,317	$234,299	$212,711	$821,547
Purchase Obligations	85,225	44,637	8,041	—	137,903
Blackstone Issued Notes and Revolving Credit Facility (b)	—	400,000	1,273,300	6,182,200	7,855,500
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	212,013	395,536	375,656	2,447,124	3,430,329
Blackstone Funds Debt Obligations Payable	101	—	—	—	101
Blackstone Funds Capital Commitments to Investee Funds (d)	275,257	—	—	—	275,257
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (e)	52,947	160,979	200,135	1,144,313	1,558,374
Unrecognized Tax Benefits, Including Interest and Penalties (f)	1,143	—	—	—	1,143
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (g)	3,462,329	—	—	—	3,462,329

Consolidated Contractual Obligations	4,210,235	1,254,469	2,091,431	9,986,348	17,542,483
Blackstone Funds Debt Obligations Payable	(101)	—	—	—	(101)
Blackstone Funds Capital Commitments to Investee Funds (d)	(275,257)	—	—	—	(275,257)

Blackstone Operating Entities Contractual Obligations	$3,934,877	$1,254,469	$2,091,431	$9,986,348	$17,267,125

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

(b)
Represents the principal amount due on the senior notes we issued assuming no pre-payments
are made and the notes are held until their final maturity and outstanding borrowings under our revolving credit facility. As of December 31, 2021, we had $250.0 million of outstanding borrowings under our revolver, which are presented as due in 2025, the contractual maturity date of the revolver. On January 14, 2022, Blackstone repaid the $250.0 million borrowings under the revolver in full. This presentation also assumes interest is paid on the outstanding borrowings under the revolver through the contractual maturity date with a corresponding reduction in commitment fees for unutilized borrowings under the revolver. On January 10, 2022, Blackstone issued $500 million aggregate principal amount of 2.550% senior notes due March 30, 2032 and $1.0 billion aggregate principal amount of 3.200% senior notes due January 30, 2052. These notes and the related interest payments are not included in this table. For additional information see Note 13. “Borrowings” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing and “— Notable Transactions.”
(c)
Represents interest to be paid over the maturity of our senior notes and borrowings under our revolving credit facility which has been calculated using the maturity assumption described in note (b). These amounts include commitment fees for unutilized borrowings under our revolver.

(d)
These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.

(e)
Represents obligations by Blackstone’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling
interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s IPO in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Consolidated Financial Statements and shown in Note 18. “Related Party Transactions” (see “— Item 8. Financial Statements and Supplementary Data”) differs to reflect the net present value of the payments due to certain non-controlling
interest holders.

(f)
The total represents gross unrecognized tax benefits of $0.5 million and interest and penalties of $0.6 million. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $47.0 million and interest of $4.8 million; therefore, such amounts are not included in the above contractual obligations table.

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
Indemnifications
In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the above contractual obligations table or recorded in our Consolidated Financial Statements as of December 31, 2021.

Clawback Obligations
Performance Allocations are subject to clawback to the extent that the Performance Allocations received to date with respect to a fund exceeds the amount due to Blackstone based on cumulative results of that fund. The amounts and nature of Blackstone’s clawback obligations are described in Note 19. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.
Share Repurchase Program
On December 7, 2021, Blackstone’s board of directors authorized the repurchase of up to $2.0 billion of common stock and Blackstone Holdings Partnership Units. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.
During the year ended December 31, 2021, Blackstone repurchased 10.3 million shares of common stock at a total cost of $1.2 billion. As of December 31, 2021, the amount remaining available for repurchases under the program was $1.5 billion.
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
The following graph shows fiscal quarterly and annual per common shareholder dividends for 2021, 2020 and 2019. Dividends are declared and paid in the quarter subsequent to the quarter in which they are earned.

With respect to fiscal year 2021, we paid to shareholders of our common stock a dividend of $0.82, $0.70, $1.09 and $1.45 per share in respect of the first, second, third and fourth quarters, respectively, aggregating to $4.06 per share of common stock. With respect to fiscal years 2020 and 2019, we paid shareholders of our common stock aggregate dividends of $2.26 per share and $1.95 per share, respectively.
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

The following table presents information regarding these financial instruments in our Consolidated Statements of Financial Condition:

	Repurchase Agreements	Securities Sold, Not Yet Purchased

	(Dollars in Millions)
Balance, December 31, 2021	$58.0	$27.8
Balance, December 31, 2020	$76.8	$51.0
Year Ended December 31, 2021
Average Daily Balance	$50.7	$37.7
Maximum Daily Balance	$75.5	$51.0
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

Revenue Recognition
For a description of our accounting policy on revenue recognition, see Note 2. “Summary of Significant Accounting Policies — Revenue Recognition” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data.” For an additional description of the nature of our revenue arrangements, including how management fees, Incentive Fees, and Performance Allocations are generated, please refer to “Part I. Item 1. Business — Fee Structure/Incentive Arrangements.” The following discussion is intended to provide supplemental information about how the application of revenue recognition principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.
Management and Advisory Fees, Net
— Blackstone earns base management fees from its customers at a fixed percentage of a calculation base which is typically assets under management, net asset value, gross asset value, total assets, committed capital or invested capital. The range of management fee rates and the calculation base from which they are earned, generally, are as follows:
On private equity, real estate, and certain of our hedge fund solutions and credit-focused funds:

•	0.25% to 1.75% of committed capital or invested capital during the investment period,

•	0.25% to 1.50% of invested capital, committed capital or investment fair value subsequent to the investment period for private equity and real estate funds, and

•	1.00% to 1.50% of invested capital or net asset value subsequent to the investment period for certain of our hedge fund solutions and credit-focused funds.
On real estate and credit-focused funds structured like hedge funds:

•	0.50% to 1.50% of net asset value.
On credit separately managed accounts:

•	0.20% to 1.35% of net asset value or total assets.
On real estate separately managed accounts:

•	0.65% to 2.00% of invested capital, net operating income or net asset value.

On insurance separately managed accounts and investment vehicles:

•	0.25% to 1.00% of net asset value.
On funds of hedge funds, certain hedge funds and separately managed accounts invested in hedge funds:

•	0.25% to 1.50% of net asset value.
On CLO vehicles:

•	0.20% to 0.50% of the aggregate par amount of collateral assets, including principal cash.
On credit-focused registered and
non-registered
investment companies:

•	0.25% to 1.25% of total assets or net asset value.
The investment adviser of BXMT receives annual management fees based on 1.50% of BXMT’s net proceeds received from equity offerings and accumulated “distributable earnings” (which is generally equal to its GAAP net income excluding certain non-cash
and other items), subject to certain adjustments. The investment advisers of BREIT and BEPIF receive a management fee of 1.25% per annum of net asset value, payable monthly.
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
Income Tax
For a description of our accounting policy on taxes and additional information on taxes see Note 2. “Summary of Significant Accounting Policies” and Note 15. “Income Taxes,” respectively, in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.
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
Interbank Offered Rates Transition
Certain jurisdictions are currently reforming or phasing out their benchmark interest rates, most notably the London Interbank Offered Rates (“LIBOR”) across multiple currencies. Many such reforms and phase outs became effective at the end calendar year 2021 with select U.S. dollar LIBOR tenors persisting through June 2023. Blackstone has taken steps to prepare for and mitigate the impact of changing base rates and continues to manage transition efforts and evaluate the impact of prospective changes on existing transactions and contractual arrangements. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Interest rates on our and our portfolio companies’ outstanding financial instruments might be subject to change based on regulatory developments, which could adversely affect our revenue, expenses and the value of those financial instruments.”

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

Effect on Fund Management Fees
Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value (“NAV”) or gross asset value (“GAV”) of a Blackstone Fund, vehicle or separately managed account, as described in our Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV, GAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the fair value of our investments in the related funds. The proportion of our management fees that are based on NAV or GAV is dependent on the number and types of Blackstone Funds, vehicles, or separately managed accounts in existence and the current stage of each fund’s life cycle. For the years ended December 31, 2021 and December 31, 2020, the percentages of our fund management fees based on the NAV or GAV of the applicable funds or separately managed accounts, were as follows:

	Year Ended December 31,
	2021	2020
Fund Management Fees Based on the NAV or GAV of the Applicable Funds or Separately Managed Accounts	40%	33%
Market Risk
The Blackstone Funds hold investments which are reported at fair value and Blackstone invests directly in securities measured at fair value. Based on the fair value as of December 31, 2021 and December 31, 2020, we estimate that a 10% decline in the fair value of investments, excluding equity securities without a readily determinable fair value measured in accordance with the measurement alternative, would result in the following declines in Management and Advisory Fees, Net, Unrealized Performance Allocations, Net and Unrealized Principal Investment Income:

	December 31,
	2021			2020
	Management and Advisory Fees, Net (a)	Unrealized Performance Allocations, Net (b)	Unrealized Principal Investment Income (c)	Management and Advisory Fees, Net (a)	Unrealized Performance Allocations, Net (b)	Unrealized Principal Investment Income (c)

	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$289,686	$2,354,033	$325,681	$199,964	$1,773,930	$169,269

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline. Presented net of Unrealized Performance Allocations Compensation.
(c)
Represents the reporting date effect of the 10% decline. Also includes the net effect of consolidated funds, which reflects the change on Net Gains from Fund Investing Activities, net of
Non-Controlling
Interests.

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

Exchange Rate Risk
Blackstone and the Blackstone Funds hold investments that are denominated in
non-U.S.
dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and
non-U.S.
dollar currencies. Additionally, a portion of our management fees are denominated in
non-U.S.
dollar currencies. We estimate that as of December 31, 2021 and December 31, 2020, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management and Advisory Fees, Net, Unrealized Performance Allocations, Net and Unrealized Principal Investment Income:

	December 31,
	2021			2020
	Management and Advisory Fees, Net (a)	Unrealized Performance Allocations, Net (b)(c)	Unrealized Principal Investment Income (b)	Management and Advisory Fees, Net (a)	Unrealized Performance Allocations, Net (b)(c)	Unrealized Principal Investment Income (b)

	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$36,154	$862,488	$115,235	$44,163	$559,875	$50,952

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.
(c)	Presented net of Unrealized Performance Allocations Compensation.
Interest Rate Risk
Blackstone may have debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. As of December 31, 2021, Blackstone had $250.0 million outstanding under the revolver that bears interest at a variable rate. The annualized increase in interest expense due to a 1% increase in interest rates would be $2.5 million as a result of this borrowing, which was subsequently repaid on January 14, 2022. Blackstone did not have variable interest based debt obligations payable as of December 31, 2020 and therefore, interest expense was not impacted by changes in interest rates for the year ended December 31, 2020.
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

	December 31,
	2021			2020
	Annualized Decrease in Investment Income		Annualized Increase in Interest from Floating Rate Assets	Annualized Decrease in Investment Income		Annualized Increase in Interest from Floating Rate Assets

	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$10,839	(a)	$12,944	$14,560	(a)	$19,670

(a)	As of December 31, 2021 and 2020, this represents 0.6% and 0.4% of our portfolio of liquid assets, respectively.

Blackstone has U.S. dollar and
non-U.S.
dollar based interest rate derivatives whose future cash flows and present value may be affected by movement in their respective underlying yield curves. We estimate that as of December 31, 2021 and December 31, 2020, a one percentage point increase parallel shift in global yield curves would result in the following impact on Other Revenue:

	December 31,
	2021	2020

	(Dollars in Thousands)
Annualized Increase in Other Revenue Due to a One Percentage Point Increase in Interest Rates	$8,499	$23,648
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
We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	December 31,
	2021	2020

	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$21,831	$56,927

(a)	As of December 31, 2021 and 2020, this represents 1.2% and 1.4% of our portfolio of liquid assets, respectively.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Blackstone Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of Blackstone Inc. (
formerly known as The Blackstone Group Inc. through August 6, 2021
) and subsidiaries (“Blackstone”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). We also have audited Blackstone’s internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control — Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackstone as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Blackstone maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control — Integrated Framework (2013)
 issued by COSO.
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
Critical Audit Matter
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
We considered the valuation of investments without readily determinable fair values used in the calculation of Performance Allocations and Accrued Performance Allocations as a critical audit matter because of the valuation techniques, assumptions, market impacts and subjectivity of the unobservable inputs used in the valuation. Auditing the fair value of these investments required a high degree of auditor judgment and increased effort, including the need to involve our fair value specialists who possess significant fair value methodology and modeling expertise.

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

•
We utilized our internal fair value specialists to assist in the evaluation of management’s valuation methodologies and assumptions (or “inputs”). With the assistance of our internal fair value specialists, we evaluated certain of these inputs (e.g., guideline public companies, guideline transactions, valuation multiples, discount rates, yields, exit cap rates, exit multiples, and cash flow projections). Our fair value specialist procedures included testing the underlying source information of the assumptions, as well as developing a range of independent estimates and comparing those to the inputs used by management.

•
We evaluated the impact of current market events and conditions, as well as relevant comparable transactions, on the valuation techniques and assumptions used by management (e.g., sector and geographic location performance, occupancy rates and other market fundamentals, commodity prices, and interest rate environment).

•
We inspected industry reports for each industry in the portfolio to evaluate the consistency of current valuations with expected industry performance and inclusion of significant economic or industry events.

•	We evaluated management’s ability to accurately estimate fair value by comparing previous estimates of fair value to investment transactions with third parties.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 25, 2022
We have served as Blackstone’s auditor since 2006.

15
7

Blackstone Inc.
Consolidated Statements of Financial Condition
(Dollars in Thousands, Except Share Data)

	December 31, 2021	December 31, 2020
Assets
Cash and Cash Equivalents	$2,119,738	$1,999,484
Cash Held by Blackstone Funds and Other	79,994	64,972
Investments (including assets pledged of $63,044 and $110,835 at December 31, 2021 and December 31, 2020, respectively)	28,665,043	15,617,142
Accounts Receivable	636,616	866,158
Due from Affiliates	4,656,867	3,221,515
Intangible Assets, Net	284,384	347,955
Goodwill	1,890,202	1,901,485
Other Assets	492,936	481,022
Right-of-Use Assets	788,991	526,943
Deferred Tax Assets	1,581,637	1,242,576

Total Assets	$41,196,408	$26,269,252

Liabilities and Equity
Loans Payable	$7,748,163	$5,644,653
Due to Affiliates	1,906,098	1,135,041
Accrued Compensation and Benefits	7,905,070	3,433,260
Securities Sold, Not Yet Purchased	27,849	51,033
Repurchase Agreements	57,980	76,808
Operating Lease Liabilities	908,033	620,844
Accounts Payable, Accrued Expenses and Other Liabilities	937,169	717,104

Total Liabilities	19,490,362	11,678,743

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	68,028	65,161

Equity
Stockholders’ Equity of Blackstone Inc.
Common Stock, $0.00001 par value, 90 billion shares authorized, (704,339,774 shares issued and outstanding as of December 31, 2021; 683,875,544 shares issued and outstanding as of December 31, 2020)	7	7
Series I Preferred Stock, $0.00001 par value, 999,999,000 shares authorized, (1 share issued and outstanding as of December 31, 2021 and December 31, 2020)	—	—
Series II Preferred Stock, $0.00001 par value, 1,000 shares authorized, (1 share issued and outstanding as of December 31, 2021 and December 31, 2020)	—	—
Additional Paid-in-Capital	5,794,727	6,332,105
Retained Earnings	3,647,785	335,762
Accumulated Other Comprehensive Loss	(19,626)	(15,831)

Total Stockholders’ Equity of Blackstone Inc.	9,422,893	6,652,043
Non-Controlling Interests in Consolidated Entities	5,600,653	4,042,157
Non-Controlling Interests in Blackstone Holdings	6,614,472	3,831,148

Total Equity	21,638,018	14,525,348

Total Liabilities and Equity	$41,196,408	$26,269,252

continued…
See notes to consolidated financial statements.

Blackstone Inc.
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

	December 31, 2021	December 31, 2020
Assets
Cash Held by Blackstone Funds and Other	$79,994	$64,972
Investments	2,018,829	1,455,008
Accounts Receivable	64,680	120,099
Due from Affiliates	13,748	8,676
Other Assets	251	262

Total Assets	$2,177,502	$1,649,017

Liabilities
Loans Payable	$101	$99
Due to Affiliates	95,204	65,429
Securities Sold, Not Yet Purchased	23,557	41,709
Repurchase Agreements	15,980	76,808
Accounts Payable, Accrued Expenses and Other Liabilities	10,420	37,221

Total Liabilities	$145,262	$221,266

See notes to consolidated financial statements.

1
59

Blackstone Inc.
Consolidated Statements of Operations
(Dollars in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2021	2020	2019
Revenues
Management and Advisory Fees, Net	$5,170,707	$4,092,549	$3,472,155

Incentive Fees	253,991	138,661	129,911

Investment Income (Loss)
Performance Allocations
Realized	5,653,452	2,106,000	1,739,000
Unrealized	8,675,246	(384,393)	1,126,332
Principal Investments
Realized	1,003,822	391,628	393,478
Unrealized	1,456,201	(114,607)	215,003

Total Investment Income	16,788,721	1,998,628	3,473,813

Interest and Dividend Revenue	160,643	125,231	182,398
Other	203,086	(253,142)	79,993

Total Revenues	22,577,148	6,101,927	7,338,270

Expenses
Compensation and Benefits
Compensation	2,161,973	1,855,619	1,820,330
Incentive Fee Compensation	98,112	44,425	44,300
Performance Allocations Compensation
Realized	2,311,993	843,230	662,942
Unrealized	3,778,048	(154,516)	540,285

Total Compensation and Benefits	8,350,126	2,588,758	3,067,857
General, Administrative and Other	917,847	711,782	679,408
Interest Expense	198,268	166,162	199,648
Fund Expenses	10,376	12,864	17,738

Total Expenses	9,476,617	3,479,566	3,964,651

Other Income (Loss)
Change in Tax Receivable Agreement Liability	(2,759)	(35,383)	161,567
Net Gains from Fund Investment Activities	461,624	30,542	282,829

Total Other Income (Loss)	458,865	(4,841)	444,396

Income Before Provision (Benefit) for Taxes	13,559,396	2,617,520	3,818,015
Provision (Benefit) for Taxes	1,184,401	356,014	(47,952)

Net Income	12,374,995	2,261,506	3,865,967
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	5,740	(13,898)	(121)
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	1,625,306	217,117	476,779
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	4,886,552	1,012,924	1,339,627

Net Income Attributable to Blackstone Inc.	$5,857,397	$1,045,363	$2,049,682

Net Income Per Share of Common Stock
Basic	$8.14	$1.50	$3.03

Diluted	$8.13	$1.50	$3.03

Weighted-Average Shares of Common Stock Outstanding
Basic	719,766,879	696,933,548	675,900,466

Diluted	720,125,043	697,258,296	676,167,851

See notes to consolidated financial statements.

16
0

Blackstone Inc.
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Year Ended December 31,
	2021	2020	2019
Net Income	$12,374,995	$2,261,506	$3,865,967
Other Comprehensive Income (Loss) - Currency Translation Adjustment	(5,814)	23,199	14,332

Comprehensive Income	12,369,181	2,284,705	3,880,299

Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	5,740	(13,898)	(121)
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	1,625,306	217,117	476,779
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	4,884,533	1,023,459	1,345,980

Comprehensive Income Attributable to Non-Controlling Interests	6,515,579	1,226,678	1,822,638

Comprehensive Income Attributable to Blackstone Inc.	$5,853,602	$1,058,027	$2,057,661

See notes to consolidated financial statements.

16
1

Blackstone Inc.
Consolidated Statement of Changes in Equity
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)		Blackstone Inc. (a)
	Common Units	Common Stock	Partners’ Capital	Common Stock	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Equity	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2018	663,212,830	—	$6,415,700	$—	$—	$—	$(36,476)	$6,379,224	$3,648,766	$3,584,317	$13,612,307	$141,779
Net Income (Loss)	—	—	787,096	—	—	1,262,586	—	2,049,682	476,779	1,339,627	3,866,088	(121)
Currency Translation Adjustment	—	—	—	—	—	—	7,981	7,981	—	6,353	14,334	—
Capital Contributions	—	—	—	—	—	—	—	—	775,873	—	775,873	—
Capital Distributions	—	—	(639,210)	—	—	(652,961)	—	(1,292,171)	(712,234)	(1,104,573)	(3,108,978)	(54,007)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	—	—	(3,115)	—	(3,115)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	5,016	—	23,706	—	—	28,722	—	—	28,722	—
Equity-Based Compensation	—	—	101,200	—	131,501	—	—	232,701	—	182,809	415,510	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	1,853,730	970,995	(10,613)	—	(12,821)	—	—	(23,434)	—	(6)	(23,440)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(8,100,000)	(4,650,000)	(325,214)	—	(236,686)	—	—	(561,900)	—	—	(561,900)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	(23,270)	—	83,614	—	—	60,344	—	(60,344)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	3,621,809	14,248,328	25,192	—	103,443	—	—	128,635	—	(128,635)	—	—
Reclassifications Resulting from Conversion to a Corporation	(660,588,369)	660,588,369	(6,335,897)	7	6,335,890	—	—	—	—	—	—	—

Balance at December 31, 2019	—	671,157,692	$—	$7	$6,428,647	$609,625	$(28,495)	$7,009,784	$4,186,069	$3,819,548	$15,015,401	$87,651

(a)
Following the conversion to a corporation, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent. After initial issuance, there have been no changes to the amounts related to Series I and Series II preferred stock during the period presented.

continued…
See notes to consolidated financial statements.

16
2

Blackstone Inc.
Consolidated Statement of Changes in Equity
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
	Common Stock	Common Stock	Additional Paid -in- Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Equity	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2019	671,157,692	$7	$6,428,647	$609,625	$(28,495)	$7,009,784	$4,186,069	$3,819,548	$15,015,401	$87,651
Transfer Out Due to Deconsolidation of Fund Entities	—	—	—	—	—	—	(216,339)	—	(216,339)	—
Net Income (Loss)	—	—	—	1,045,363	—	1,045,363	217,117	1,012,924	2,275,404	(13,898)
Currency Translation Adjustment	—	—	—	—	12,664	12,664	—	10,535	23,199	—
Capital Contributions	—	—	—	—	—	—	600,222	5,265	605,487	—
Capital Distributions	—	—	—	(1,319,226)	—	(1,319,226)	(738,899)	(1,071,614)	(3,129,739)	(8,592)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	(6,013)	—	(6,013)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	23,327	—	—	23,327	—	—	23,327	—
Equity-Based Compensation	—	—	250,850	—	—	250,850	—	188,683	439,533	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	2,905,220	—	(30,899)	—	—	(30,899)	—	(7)	(30,906)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(8,969,237)	—	(474,006)	—	—	(474,006)	—	—	(474,006)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	10,476	—	—	10,476	—	(10,476)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	18,781,869	—	123,710	—	—	123,710	—	(123,710)	—	—

Balance at December 31, 2020	683,875,544	$7	$6,332,105	$335,762	$(15,831)	$6,652,043	$4,042,157	$3,831,148	$14,525,348	$65,161

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

continued…
See notes to consolidated financial statements.

Blackstone Inc.
Consolidated Statement of Changes in Equity
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
	Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Equity	Redeemable Non- Controlling Interests in Consolidated Entities

Balance at December 31, 2020	683,875,544	$7	$6,332,105	$335,762	$(15,831)	$6,652,043	$4,042,157	$3,831,148	$14,525,348	$65,161
Net Income	—	—	—	5,857,397	—	5,857,397	1,625,306	4,886,552	12,369,255	5,740
Currency Translation Adjustment	—	—	—	—	(3,795)	(3,795)	—	(2,019)	(5,814)	—
Capital Contributions	—	—	—	—	—	—	1,280,938	10,187	1,291,125	—
Capital Distributions	—	—	—	(2,545,374)	—	(2,545,374)	(1,344,754)	(2,067,387)	(5,957,515)	(2,873)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	(2,994)	—	(2,994)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	58,788	—	—	58,788	—	—	58,788	—
Equity-Based Compensation	—	—	369,517	—	—	369,517	—	263,082	632,599	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	3,982,712	—	(56,120)	—	—	(56,120)	—	—	(56,120)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(10,268,444)	—	(1,216,654)	—	—	(1,216,654)	—	—	(1,216,654)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	10,494	—	—	10,494	—	(10,494)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	26,749,962	—	296,597	—	—	296,597	—	(296,597)	—	—

Balance at December 31, 2021	704,339,774	$7	$5,794,727	$3,647,785	$(19,626)	$9,422,893	$5,600,653	$6,614,472	$21,638,018	$68,028

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.
See notes to consolidated financial statements.

16
4

Blackstone Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2021	2020	2019
Operating Activities
Net Income	$12,374,995	$2,261,506	$3,865,967
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Blackstone Funds Related
Net Realized Gains on Investments	(6,949,544)	(2,468,801)	(2,242,227)
Changes in Unrealized (Gains) Losses on Investments	(1,748,824)	54,244	(324,448)
Non-Cash Performance Allocations	(8,675,246)	384,393	(1,126,332)
Non-Cash Performance Allocations and Incentive Fee Compensation	6,159,529	715,587	1,234,455
Equity-Based Compensation Expense	637,441	438,341	417,092
Amortization of Intangibles	74,871	71,053	70,999
Other Non-Cash Amounts Included in Net Income	(77,849)	58,854	(448,241)
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Relinquished with Deconsolidation of Fund Entities	—	(257,544)	—
Accounts Receivable	288,306	70,053	(237,751)
Due from Affiliates	(1,124,667)	(402,488)	(451,302)
Other Assets	(4,792)	(22,704)	(50,017)
Accrued Compensation and Benefits	(1,692,562)	(1,077,195)	(382,120)
Securities Sold, Not Yet Purchased	(22,418)	(26,840)	(72,645)
Accounts Payable, Accrued Expenses and Other Liabilities	152,209	119,906	(324,358)
Repurchase Agreements	(18,828)	(77,310)	(68,084)
Due to Affiliates	81,922	32,415	(5,250)
Investments Purchased	(7,439,964)	(7,179,951)	(8,537,874)
Cash Proceeds from Sale of Investments	11,971,409	9,242,426	10,645,243

Net Cash Provided by Operating Activities	3,985,988	1,935,945	1,963,107

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(64,316)	(111,650)	(60,280)
Net Cash Paid for Acquisitions, Net of Cash Acquired	—	(55,170)	—

Net Cash Used in Investing Activities	(64,316)	(166,820)	(60,280)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(1,347,631)	(747,491)	(765,849)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	1,275,211	581,077	764,863
Payments Under Tax Receivable Agreement	(51,366)	(73,881)	(84,640)
Net Settlement of Vested Common Stock and Repurchase of Common Stock and Blackstone Holdings Partnership Units	(1,272,774)	(504,912)	(585,340)

continued…
See notes to consolidated financial statements.

Blackstone Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2021	2020	2019
Financing Activities (Continued)
Proceeds from Loans Payable	$2,222,544	$888,636	$1,549,732
Repayment and Repurchase of Loans Payable	—	(1,889)	(403,401)
Dividends/Distributions to Shareholders and Unitholders	(4,602,574)	(2,385,576)	(2,396,744)

Net Cash Used in Financing Activities	(3,776,590)	(2,244,036)	(1,921,379)

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other	(9,806)	15,716	(2,958)

Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other
Net Increase (Decrease)	135,276	(459,195)	(21,510)
Beginning of Period	2,064,456	2,523,651	2,545,161

End of Period	$2,199,732	$2,064,456	$2,523,651

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$194,166	$176,620	$167,458

Payments for Income Taxes	$700,690	$209,182	$159,302

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$11,647	$19,202	$10,078

Non-Cash Distributions to Non-Controlling Interest Holders	$—	$—	$(392)

Notes Issuance Costs	$16,991	$8,273	$—

Transfer of Interests to Non-Controlling Interest Holders	$(2,994)	$(6,013)	$(3,115)

Change in Blackstone Inc.’s Ownership Interest	$10,494	$10,476	$60,344

Net Settlement of Vested Common Stock	$219,558	$123,478	$102,028

Conversion of Blackstone Holdings Units to Common Stock	$296,597	$123,710	$128,635

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(807,309)	$(242,282)	$(149,513)

Due to Affiliates	$748,521	$218,955	$120,791

Equity	$58,788	$23,327	$28,722

The following table provides a reconciliation of Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other reported within the Consolidated Statements of Financial Condition:

	December 31, 2021	December 31, 2020
Cash and Cash Equivalents	$2,119,738	$1,999,484
Cash Held by Blackstone Funds and Other	79,994	64,972

	$2,199,732	$2,064,456

See notes to consolidated financial statements.

16
6

Blackstone Inc.
Notes to Consolidated Financial Statements
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

1.    Organization
Blackstone Inc., together with its consolidated subsidiaries (“Blackstone” or the “Company”), is one of the world’s leading investment firms. Blackstone’s asset management business includes investment vehicles focused on real estate, private equity, infrastructure, life sciences, growth equity, credit, real assets and secondary funds, all on a global basis. “Blackstone Funds” refers to the funds and other vehicles that are managed by Blackstone. Blackstone’s business is organized into four
segments: Real Estate, Private Equity, Hedge Fund Solutions and Credit & Insurance.
Effective August 6, 2021, The Blackstone Group Inc. changed its name to Blackstone Inc. Blackstone Inc. was initially formed as The Blackstone Group L.P., a Delaware limited partnership, on March 12, 2007. Prior to its conversion (effective July 1, 2019) to a Delaware corporation (the “Conversion”), Blackstone Inc. was managed and operated by Blackstone Group Management L.L.C., which is wholly owned by Blackstone’s senior managing directors and controlled by one of Blackstone’s founders, Stephen A. Schwarzman (the “Founder”). Effective February 26, 2021, the Certificate of Incorporation of Blackstone Inc. was amended and restated to rename Blackstone’s Class A common stock as “common stock” and reclassify Blackstone’s Class B common stock and Class C common stock into a new Series I preferred stock and a new Series II preferred stock, respectively. All references to common stock, Series I preferred stock and Series II preferred stock prior to such date refer to Class A, Class B and Class C common stock, respectively. See Note 15. “Income Taxes” and Note 16. “Earnings Per Share and Stockholders’ Equity — Stockholders’ Equity.”
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
COVID-19
and Global Economic Market Conditions
The impact of the novel coronavirus
(“COVID-19”)
pandemic has rapidly evolved around the globe, causing disruption in the U.S. and global economies. Although the global economy began reopening in 2021 and robust economic activity has supported a continued recovery, the emergence of new variants has contributed to setbacks

16
7

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

to the recovery in the U.S. and abroad. The estimates and assumptions underlying these consolidated financial statements are based on the information available as of December 31, 2021 for the current period and as of December 31, 2020, as applicable. The estimates and assumptions include judgments about financial market and economic conditions which have changed, and may continue to change, over time.
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

16
8

Blackstone Inc.
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
Blackstone earns base management fees from its customers at a fixed percentage of a calculation base which is typically assets under management, net asset value, gross asset value, total assets, committed capital or invested capital. Blackstone identifies its customers on a fund by fund basis in accordance with the terms and circumstances of the individual fund. Generally the customer is identified as the investors in its managed funds and investment vehicles, but for certain widely held funds or vehicles, the fund or vehicle itself may be identified as the customer. These customer contracts require Blackstone to provide investment management services, which represents a performance obligation that Blackstone satisfies over time. Management fees are a form of variable consideration because the fees Blackstone is entitled to vary based on fluctuations in the basis for the management fee. The amount recorded as revenue is generally determined at the end of the period because these management fees are payable on a regular basis (typically quarterly) and are not subject to clawback once paid.
Transaction, advisory and other fees are principally fees charged to the investors of funds indirectly through the managed funds and portfolio companies. The investment advisory agreements generally require that the investment adviser reduce the amount of management fees payable by the investors to Blackstone (“management fee reductions”) by an amount equal to a portion of the transaction and other fees paid to Blackstone by the portfolio companies. The amount of the reduction varies by fund, the type of fee paid by the portfolio company and the previously incurred expenses of the fund. These fees and associated management fee reductions are a component of the transaction price for Blackstone’s performance obligation to provide investment management services to the investors of funds and are recognized as changes to the transaction price in the period in which they are charged and the services are performed.
Management fee offsets are reductions to management fees payable by the investors of the Blackstone Funds, which are based on the amount such investors reimburse the Blackstone Funds or Blackstone primarily for placement fees. Providing investment management services requires Blackstone to arrange for services on behalf of its customers. In those situations where Blackstone is acting as an agent on behalf of the investors of funds, it presents the cost of services as net against management fee revenue. In all other situations, Blackstone is primarily responsible for fulfilling the services and is therefore acting as a principal for those arrangements. As a result, the cost of those services is presented as Compensation or General, Administrative and Other expense, as appropriate, with any reimbursement from the investors of the funds recorded as Management and Advisory Fees, Net. In cases where the investors of the funds are determined to be the customer in an arrangement, placement fees may be capitalized as a cost to acquire a customer contract. Capitalized placement fees are amortized over the life of the customer contract, are recorded within Other Assets in the Consolidated Statements of Financial Condition and amortization is recorded within General, Administrative and Other within the Consolidated Statements of Operations.

1
69

Blackstone Inc.
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

17
0

Blackstone Inc.
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

17
1

Blackstone Inc.
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
Real Estate Investments
—
The fair values of real estate investments are determined by considering projected operating cash flows, sales of comparable assets, if any, and replacement costs among other measures. The methods used to estimate the fair value of real estate investments include the discounted cash flow method and/or capitalization rates analysis. Valuations may be derived by reference to observable valuation measures for comparable companies or assets (for example, multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Where a discounted cash flow method is used, a terminal value is derived by reference to an exit EBITDA multiple or capitalization rate. Additionally, where applicable, projected distributable cash flow through debt maturity will be considered in support of the investment’s fair value.

17
2

Blackstone Inc.
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

17
3

Blackstone Inc.
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
Blackstone may elect to measure certain proprietary investments in equity securities without readily determinable fair values under the measurement alternative, which reflects cost less impairment, with adjustments in value resulting from observable price changes arising from orderly transactions of the same or a similar security from the same issuer. If the measurement alternative election is not made, the equity security is measured at fair value. The measurement alternative election is made on an instrument by instrument basis.

17
4

Blackstone Inc.
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
Strategic Partners’ results presented in Blackstone’s financial statements are reported on a three month lag from Strategic Partners’ fund financial statements, which report the performance of underlying investments generally on a same quarter basis, if available. Therefore, Strategic Partners’ results presented herein do not reflect the impact of economic and market activity in the current quarter. Current quarter market activity of Strategic Partners’ underlying investments is expected to affect Blackstone’s reported results in upcoming periods. Effective September 30, 2021, Strategic Partners’ fund financial reporting process was updated to report the performance of underlying fund investments generally on a same-quarter basis, if available. Previously, such fund financial reporting in Strategic Partners’ fund financial statements generally reported on a three month lag. This update to Strategic Partners’ fund financial reporting process has permitted Strategic Partners’ appreciation to be reported in Blackstone’s financial statements on a more current basis. As a result of the reporting process change, for the year ended December 31, 2021, Strategic Partners’ results presented in Blackstone’s financial statements reflect the market activity of five quarters.
Cash and Cash Equivalents
Cash and Cash Equivalents represents cash on hand, cash held in banks, money market funds and liquid investments with original maturities of three months or less. Interest income from cash and cash equivalents is recorded in Interest and Dividend Revenue in the Consolidated Statements of Operations.

17
5

Blackstone Inc.
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
Goodwill comprises goodwill arising from the contribution and reorganization of Blackstone’s predecessor entities in 2007 immediately prior to its initial public offering (“IPO”) and the acquisitions of GSO Capital Partners LP in 2008, Strategic Partners in 2013, Harvest Fund Advisors LLC (“Harvest”) in 2017, Clarus Ventures LLC (“Clarus”) in 2018 and DCI LLC (“DCI”) in 2020. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of Blackstone’s operating segments is less than their respective carrying values. The operating segments are considered the reporting units for testing the impairment of goodwill. If it is determined that it is more likely than not that an operating segment’s fair value is less than its carrying value or when the quantitative approach is used, an impairment loss is recognized to the extent by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
Furniture, Equipment and Leasehold Improvements
Furniture, equipment and leasehold improvements consist primarily of leasehold improvements, furniture, fixtures and equipment, computer hardware and software and are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated useful economic lives, which for leasehold improvements are the lesser of the lease term or the life of the asset, generally ten to fifteen years, and three to seven years for other fixed assets. Blackstone evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

17
6

Blackstone Inc.
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
Non-Controlling
Interests in Consolidated Entities
Non-Controlling
Interests in Consolidated Entities represent the component of Equity in general partner entities and consolidated Blackstone Funds held by third party investors and employees. The percentage interests in consolidated Blackstone Funds held by third parties and employees is adjusted for general partner allocations and by subscriptions and redemptions in funds of hedge funds and certain credit-focused funds which occur during the reporting period. Income (Loss) and other comprehensive income, if applicable, arising from the respective entities is allocated to non-controlling
interests in consolidated entities based on the relative ownership interests of third party investors and employees after considering any contractual arrangements that govern the allocation of income (loss) such as fees allocable to Blackstone Inc.
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

17
7

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Compensation and Benefits
Compensation and Benefits
—
Compensation
— Compensation consists of (a) salary and bonus, and benefits paid and payable to employees and senior managing directors and (b) equity-based compensation associated with the grants of equity-based awards to employees and senior managing directors. Compensation cost relating to the issuance of equity-based awards to senior managing directors and employees is measured at fair value at the grant date, and expensed over the vesting period on a straight-line basis, taking into consideration expected forfeitures, except in the case of (a) equity-based awards that do not require future service, which are expensed immediately, and (b) certain awards to recipients that meet criteria making them eligible for retirement (allowing such recipient to keep a percentage of those awards upon departure from Blackstone after becoming eligible for retirement), for which the expense for the portion of the award that would be retained in the event of retirement is either expensed immediately or amortized to the retirement date. Cash settled equity-based awards and awards settled in a variable number of shares are classified as liabilities and are remeasured at the end of each reporting period.
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
Income Taxes
Blackstone Inc. is a corporation for U.S. federal income tax purposes and thus is subject to U.S. federal, state and local income taxes on Blackstone’s share of taxable income. The Blackstone Holdings Partnerships and certain of their subsidiaries operate in the U.S. as partnerships for U.S. federal income tax purposes and generally as corporate entities in
non-U.S.
jurisdictions. Accordingly, these entities in some cases are subject to New York City unincorporated business taxes or
non-U.S.
income taxes. In addition, certain of the wholly owned subsidiaries of Blackstone and the Blackstone Holdings Partnerships will be subject to federal, state and local corporate income taxes at the entity level and the related tax provision attributable to Blackstone’s share of this income tax is reflected in the Consolidated Financial Statements.

17
8

Blackstone Inc.
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
Blackstone recognizes interest and penalties relating to unrecognized tax benefits in Provision (Benefit) for Taxes within the Consolidated Statement of Operations.
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

1
79

Blackstone Inc.
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

18
0

Blackstone Inc.
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
3.    Goodwill and Intangible Assets
The carrying value of Goodwill was $1.9 billion as of December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, Blackstone determined there was no evidence of Goodwill impairment.
At December 31, 2021, Goodwill has been allocated to each of Blackstone’s four segments as follows: Real Estate ($421.7 million), Private Equity ($870.0 million), Hedge Fund Solutions ($172.1 million), and Credit & Insurance ($426.4 million). At December 31, 2020, Goodwill had been allocated to each of Blackstone’s four segments as follows: Real Estate ($421.7 million), Private Equity ($870.0 million), Hedge Fund Solutions ($172.1 million), and Credit & Insurance ($437.7 million).
Intangible Assets, Net consists of the following:

	December 31,
	2021	2020
Finite-Lived Intangible Assets/Contractual Rights	$1,745,376	$1,734,076
Accumulated Amortization	(1,460,992)	(1,386,121)

Intangible Assets, Net	$284,384	$347,955

18
1

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Changes in Blackstone’s Intangible Assets, Net consists of the following:

	Year Ended December 31,
	2021	2020	2019
Balance, Beginning of Year	$347,955	$397,508	$468,507
Amortization Expense	(74,871)	(71,053)	(70,999)
Acquisitions (a)	11,300	21,500	—

Balance, End of Year	$284,384	$347,955	$397,508

(a)
In December 2020, Blackstone acquired DCI, a San Francisco based systematic credit investment firm. Provisional amounts of Intangible Assets and Goodwill for the acquisition of DCI were reported for the year ended December 31, 2020, which resulted in a $21.5 million increase in Intangible Assets. During the year ended December 31, 2021, Blackstone obtained additional information needed to identify and measure the acquired assets, which resulted in a $11.3 million increase in Intangible Assets. Intangible Assets related to the DCI acquisition are primarily comprised of contractual rights to earn future fee income.

Amortization of Intangible Assets held at December 31, 2021 is expected to be $67.1 million, $38.1 million, $30.5 million, $30.5 million and $30.4 million for each of the years ending December 31, 2022, 2023, 2024, 2025 and 2026, respectively. Blackstone’s Intangible Assets as of December 31, 2021 are expected to amortize over a weighted-average period of 7.2 years.
4.    Investments
Investments consist of the following:

	December 31,
	2021	2020
Investments of Consolidated Blackstone Funds	$2,018,829	$1,455,008
Equity Method Investments
Partnership Investments	5,635,212	4,353,234
Accrued Performance Allocations	17,096,873	6,891,262
Corporate Treasury Investments	658,066	2,579,716
Other Investments	3,256,063	337,922

	$28,665,043	$15,617,142

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $375.8 million and $198.3 million at December 31, 2021 and December 31, 2020, respectively.
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

18
2

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Investments of Consolidated Blackstone Funds
The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities in the Consolidated Statements of Operations:

	Year Ended December 31,
	2021	2020	2019
Realized Gains (Losses)	$145,305	$(126,397)	$15,983
Net Change in Unrealized Losses	289,938	60,363	109,445

Realized and Net Change in Unrealized Gains from Consolidated Blackstone Funds	435,243	(66,034)	125,428
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	26,381	96,576	157,401

Other Income — Net Gains from Fund Investment Activities	$461,624	$30,542	$282,829

Equity Method Investments
Blackstone’s equity method investments include Partnership Investments, which represent the pro-rata
investments, and any associated Accrued Performance Allocations, in Blackstone Funds, excluding any equity method investments for which the fair value option has been elected. Prior to January 26, 2021, Partnership Investments also included the 40%
non-controlling
interest in Pátria Investments Limited and Pátria Investimentos Ltda. (collectively, “Pátria”).
On January 26, 2021, Pátria completed its IPO, pursuant to which Blackstone sold a portion of its interests and no longer has representatives or the right to designate representatives on Pátria’s board of directors. As a result of Pátria’s pre-IPO
reorganization transactions (which included Blackstone’s sale of 10% of Pátria’s pre-IPO
shares to Pátria’s controlling shareholder) and the consummation of the IPO, Blackstone was deemed to no longer have significant influence over Pátria due to Blackstone’s decreased ownership and lack of board representation. Following the IPO, the retained interest in Pátria is included in Other Investments and accounted for at fair value in accordance with the GAAP guidance for investments in equity securities with a readily determinable fair value. Blackstone sold additional shares of Pátria during the three months ended September 30, 2021.
Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission (“SEC”). As of and for the years ended December 31, 2021, 2020 and 2019, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.
Partnership Investments
Blackstone recognized net gains related to its Partnership Investments accounted for under the equity method of $1.9 billion, $320.2 million and $455.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

18
3

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The summarized financial information of Blackstone’s equity method investments for December 31, 2021 are as follows:

	December 31, 2021 and the Year Then Ended
	Real Estate	Private Equity	Hedge Fund Solutions	Credit & Insurance	Total
Statement of Financial Condition
Assets

Investments	$241,808,879	$175,726,829	$39,691,668	$68,426,090	$525,653,466
Other Assets	13,463,009	5,776,462	3,020,159	5,412,041	27,671,671

Total Assets	$255,271,888	$181,503,291	$42,711,827	$73,838,131	$553,325,137

Liabilities and Equity
Debt	$76,760,932	$20,434,354	$1,243,453	$30,792,984	$129,231,723
Other Liabilities	6,999,032	2,153,071	3,084,558	3,159,548	15,396,209

Total Liabilities	83,759,964	22,587,425	4,328,011	33,952,532	144,627,932

Equity	171,511,924	158,915,866	38,383,816	39,885,599	408,697,205

Total Liabilities and Equity	$255,271,888	$181,503,291	$42,711,827	$73,838,131	$553,325,137

Statement of Operations
Interest Income	$1,422,743	$1,640,402	$3,563	$2,584,486	$5,651,194
Other Income	6,115,960	318,485	315,894	306,490	7,056,829
Interest Expense	(1,475,065)	(331,350)	(30,073)	(427,459)	(2,263,947)
Other Expenses	(6,847,739)	(1,666,930)	(282,474)	(828,689)	(9,625,832)
Net Realized and Unrealized Gain from Investments	31,078,396	43,895,781	4,605,235	3,562,579	83,141,991

Net Income	$30,294,295	$43,856,388	$4,612,145	$5,197,407	$83,960,235

18
4

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The summarized financial information of Blackstone’s equity method investments for December 31, 2020 are as follows:

	December 31, 2020 and the Year Then Ended
	Real Estate	Private Equity	Hedge Fund Solutions	Credit & Insurance	Other (a)	Total
Statement of Financial Condition
Assets
Investments	$140,317,595	$112,647,584	$32,829,525	$25,473,283	$11,915	$311,279,902
Other Assets	5,234,463	2,650,267	3,047,256	2,088,882	95,798	13,116,666

Total Assets	$145,552,058	$115,297,851	$35,876,781	$27,562,165	$107,713	$324,396,568

Liabilities and Equity
Debt	$29,962,733	$15,928,802	$886,292	$7,553,301	$—	$54,331,128
Other Liabilities	5,777,808	1,657,846	3,320,551	1,216,354	48,275	12,020,834

Total Liabilities	35,740,541	17,586,648	4,206,843	8,769,655	48,275	66,351,962

Equity	109,811,517	97,711,203	31,669,938	18,792,510	59,438	258,044,606

Total Liabilities and Equity	$145,552,058	$115,297,851	$35,876,781	$27,562,165	$107,713	$324,396,568

Statement of Operations
Interest Income	$608,120	$1,083,534	$22,157	$1,196,544	$—	$2,910,355
Other Income	1,074,818	71,219	283,250	323,577	115,504	1,868,368
Interest Expense	(1,006,311)	(345,060)	(68,887)	(211,507)	—	(1,631,765)
Other Expenses	(1,889,153)	(1,405,029)	(225,384)	(525,456)	(53,292)	(4,098,314)
Net Realized and Unrealized Gain (Losses) from Investments	5,150,127	7,638,733	2,449,079	(1,965,087)	—	13,272,852

Net Income (Loss)	$3,937,601	$7,043,397	$2,460,215	$(1,181,929)	$62,212	$12,321,496

(a)	Other represents the summarized financial information of equity method investments whose results, for segment reporting purposes, have been allocated across more than one of Blackstone’s segments.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The summarized financial information of Blackstone’s equity method investments for December 31, 2019 are as follows:

	December 31, 2019 and the Year Then Ended
	Real Estate	Private Equity	Hedge Fund Solutions	Credit & Insurance	Other (a)	Total
Statement of Financial Condition
Assets

Investments	$119,951,496	$99,906,080	$26,516,304	$25,923,446	$849	$272,298,175
Other Assets	5,318,743	2,907,054	2,609,755	1,680,187	119,739	12,635,478

Total Assets	$125,270,239	$102,813,134	$29,126,059	$27,603,633	$120,588	$284,933,653

Liabilities and Equity
Debt	$24,750,242	$12,399,899	$378,950	$6,687,654	$—	$44,216,745
Other Liabilities	6,575,483	1,124,857	2,402,920	1,535,636	24,717	11,663,613

Total Liabilities	31,325,725	13,524,756	2,781,870	8,223,290	24,717	55,880,358

Equity	93,944,514	89,288,378	26,344,189	19,380,343	95,871	229,053,295

Total Liabilities and Equity	$125,270,239	$102,813,134	$29,126,059	$27,603,633	$120,588	$284,933,653

Statement of Operations
Interest Income	$535,274	$897,990	$16,708	$1,252,747	$—	$2,702,719
Other Income	1,422,711	46,126	206,630	313,009	109,692	2,098,168
Interest Expense	(736,840)	(416,603)	(87,898)	(250,261)	—	(1,491,602)
Other Expenses	(1,465,212)	(1,011,584)	(164,948)	(470,033)	(61,423)	(3,173,200)
Net Realized and Unrealized Gain (Losses) from Investments	9,671,224	9,233,285	1,700,722	(456,651)	—	20,148,580

Net Income	$9,427,157	$8,749,214	$1,671,214	$388,811	$48,269	$20,284,665

(a)	Other represents the summarized financial information of equity method investments whose results, for segment reporting purposes, have been allocated across more than one of Blackstone’s segments.
Accrued Performance Allocations
Accrued Performance Allocations to Blackstone were as follows:

	Real Estate	Private Equity	Hedge Fund Solutions	Credit & Insurance	Total

Accrued Performance Allocations, December 31, 2020	$3,033,462	$3,487,206	$42,293	$328,301	$6,891,262
Performance Allocations as a Result of Changes in Fund Fair Values	7,079,185	6,283,749	560,207	490,367	14,413,508
Foreign Exchange Loss	(80,624)	—	—	—	(80,624)
Fund Distributions	(1,560,269)	(2,220,487)	(146,095)	(200,422)	(4,127,273)

Accrued Performance Allocations, December 31, 2021	$8,471,754	$7,550,468	$456,405	$618,246	$17,096,873

18
6

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Corporate Treasury Investments
The portion of corporate treasury investments included in Investments represents Blackstone’s investments into primarily fixed income securities, mutual fund interests, and other fund interests. These strategies are managed by a combination of Blackstone personnel and third party advisors. The following table presents the Realized and Net Change in Unrealized Gains (Losses) on these investments:

	Year Ended December 31,
	2021	2020	2019

Realized Gains	$741	$44,700	$28,585
Net Change in Unrealized Gains (Losses)	39,549	(91,299)	62,042

	$40,290	$(46,599)	$90,627

Other Investments
Other Investments consist of equity method investments where Blackstone has elected the fair value option and other proprietary investment securities held by Blackstone, including equity securities carried at fair value, equity investments without readily determinable fair values, subordinated notes in non-consolidated
CLO vehicles. On November 2, 2021, Blackstone acquired a 9.9% stake in the American International Group, Inc’s Life and Retirement (“AIG L&R”) business, a privately held insurance company, for $2.2 billion. Blackstone has elected to measure the investment at cost in accordance with the measurement alternative for equity securities without a readily determinable fair value. Equity investments without a readily determinable fair value had a carrying value of $2.5 billion as of December 31, 2021, which included the investment in AIG L&R. In the period of acquisition and upon remeasurement in connection with an observable transaction, such investments are reported at fair value. See Note 8. “Fair Value Measurements of Financial Instruments” for additional detail. Upward adjustments related to investments held as of December 31, 2021 were $188.4 million during the year ended December 31, 2021, and $233.8 million on a cumulative basis since the inception of the investments. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in Other Investments:

	Year Ended December 31,
	2021	2020	2019

Realized Gains	$163,199	$19,573	$46,248
Net Change in Unrealized Gains (Losses)	340,867	(2,647)	21,450

	$504,066	$16,926	$67,698

18
7

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

5.    Net Asset Value as Fair Value
A summary of fair value by strategy type and ability to redeem such investments as of December 31, 2021 is presented below:

Strategy (a)	Fair Value	Redemption Frequency (if currently eligible)	Redemption Notice Period

Diversified Instruments	$33	(b)	(b)
Credit Driven	21,438	(c)	(c)
Equity	364,639	(d)	(d)
Commodities	1,002	(e)	(e)

	$387,112

(a)	As of December 31, 2021, Blackstone had no unfunded commitments.
(b)
Diversified Instruments include investments in funds that invest across multiple strategies. Investments representing 100% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date.

(c)
The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 82% of the fair value of the investments in this category are in liquidation. The remaining 18% of investments in this category may not be redeemed at, or within three months of, the reporting date.

(d)
The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investment representing
100
% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing less than 1
% of the fair value of the investments in this category are in liquidation. As of the reporting date, the investee fund manager had elected to side pocket less than 1
% of Blackstone’s investments in the category.

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

18
8

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The table below summarizes the aggregate notional amount and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts.

	December 31, 2021				December 31, 2020
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Freestanding Derivatives
Blackstone
Interest Rate Contracts	$609,132	$143,349	$692,442	$138,677	$684,320	$113,072	$862,887	$190,342
Foreign Currency Contracts	217,161	1,858	572,643	6,143	316,787	7,392	334,015	3,941
Credit Default Swaps	2,007	194	9,916	1,055	2,706	331	9,158	1,350
Other	—	—	—	—	5,000	5,227	—	—

	828,300	145,401	1,275,001	145,875	1,008,813	126,022	1,206,060	195,633

Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	20,764	339	54,300	370	—	—	66,431	2,651
Interest Rate Contracts	—	—	14,000	764	—	—	14,000	1,485
Credit Default Swaps	3,401	321	22,865	799	8,282	542	41,290	1,558
Total Return Swaps	—	—	—	—	—	—	19,275	2,125

	24,165	660	91,165	1,933	8,282	542	140,996	7,819

	$852,465	$146,061	$1,366,166	$147,808	$1,017,095	$126,564	$1,347,056	$203,452

The table below summarizes the impact to the Consolidated Statements of Operations from derivative financial instruments:

	Year Ended December 31,
	2021	2020	2019
Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$1,727	$(7,643)	$(3,570)
Foreign Currency Contracts	(1,152)	1,105	6,099
Credit Default Swaps	(1,488)	(109)	3,209
Total Return Swaps	(1,254)	(1,875)	(908)
Other	(40)	14	(286)

	(2,207)	(8,508)	4,544

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	89,702	(117,145)	50,431
Foreign Currency Contracts	608	1,231	(441)
Credit Default Swaps	1,112	(1,777)	3,400
Total Return Swaps	2,130	(1,683)	1,296
Other	(20)	57	(36)

	93,532	(119,317)	54,650

	$91,325	$(127,825)	$59,194

As of December 31, 2021, 2020 and 2019, Blackstone had not designated any derivatives as cash flow hedges.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

7.    Fair Value Option
The following table summarizes the financial instruments for which the fair value option has been elected:

	December 31,
	2021	2020
Assets
Loans and Receivables	$392,732	$581,079
Equity and Preferred Securities	516,539	532,790
Debt Securities	183,877	448,352

	$1,093,148	$1,562,221

Liabilities
Corporate Treasury Commitments	$636	$244

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Year Ended December 31,
	2021		2020		2019
		Net Change		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized	Realized	in Unrealized
	Gains	Gains	Gains	Gains	Gains	Gains
	(Losses)	(Losses)	(Losses)	(Losses)	(Losses)	(Losses)
Assets
Loans and Receivables	$(11,661)	$3,481	$(10,314)	$(2,011)	$(4,595)	$(6,533)
Equity and Preferred Securities	42,791	53,157	(342)	(67,869)	16,493	(2,331)
Debt Securities	14,399	(14,210)	(22,783)	29,143	(7,139)	12,748
Assets of Consolidated CLO Vehicles (a)
Corporate Loans	—	—	(96,194)	(226,542)	(29,191)	96,221
Other	—	—	—	(325)	—	133

	$45,529	$42,428	$(129,633)	$(267,604)	$(24,432)	$100,238

Liabilities
Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes	$—	$—	$—	$199,445	$—	$(40,050)
Subordinated Notes	—	—	—	30,046	—	15,017
Corporate Treasury Commitments	—	(383)	—	(244)	—	—

	$—	$(383)	$—	$229,247	$—	$(25,033)

(a)	During the year ended December 31, 2020, Blackstone deconsolidated nine CLO vehicles. See Note 9. “Variable Interest Entities” for additional details.

19
0

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table presents information for those financial instruments for which the fair value option was elected:

	December 31, 2021			December 31, 2020
		For Financial Assets			For Financial Assets
		Past Due (a)			Past Due (a)
	Excess		Excess	Excess		Excess
	(Deficiency)		(Deficiency)	(Deficiency)		(Deficiency)
	of Fair Value	Fair	of Fair Value	of Fair Value	Fair	of Fair Value
	Over Principal	Value	Over Principal	Over Principal	Value	Over Principal

Loans and Receivables	$(2,748)	$—	$—	$(7,807)	$—	$—
Debt Securities	(29,475)	—	—	(29,359)	—	—

	$(32,223)	$—	$—	$(37,166)	$—	$—

As of December 31, 2021 and 2020, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual
status.

19
1

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

8.    Fair Value Measurements of Financial Instruments
The following tables summarize the valuation of Blackstone’s financial assets and liabilities by the fair value hierarchy:

	December 31, 2021
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$173,408	$—	$—	$—	$173,408

Investments
Investments of Consolidated Blackstone Funds
Investment Funds	—	—	—	18,365	18,365
Equity Securities, Partnerships and LLC Interests	70,484	122,068	1,170,362	363,902	1,726,816
Debt Instruments	642	242,393	29,953	—	272,988
Freestanding Derivatives	—	660	—	—	660

Total Investments of Consolidated Blackstone Funds	71,126	365,121	1,200,315	382,267	2,018,829
Corporate Treasury Investments	86,877	570,712	477	—	658,066
Other Investments (a)	478,892	210,752	2,518,032	4,845	3,212,521

Total Investments	636,895	1,146,585	3,718,824	387,112	5,889,416

Accounts Receivable — Loans and Receivables	—	—	392,732	—	392,732

Other Assets — Freestanding Derivatives	113	145,288	—	—	145,401

	$810,416	$1,291,873	$4,111,556	$387,112	$6,600,957

Liabilities
Securities Sold, Not Yet Purchased	$4,292	$23,557	$—	$—	$27,849

Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds — Freestanding Derivatives	—	1,933	—	—	1,933
Freestanding Derivatives	323	145,552	—	—	145,875
Corporate Treasury Commitments (b)	—	—	636	—	636

Total Accounts Payable, Accrued Expenses and Other Liabilities	323	147,485	636	—	148,444

	$4,615	$171,042	$636	$—	$176,293

19
2

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31, 2020
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$597,130	$15,606	$—	$—	$612,736

Investments
Investments of Consolidated Blackstone Funds
Investment Funds	—	—	—	15,711	15,711
Equity Securities, Partnerships and LLC Interests	39,694	48,471	792,958	—	881,123
Debt Instruments	—	492,280	65,352	—	557,632
Freestanding Derivatives	—	542	—	—	542

Total Investments of Consolidated Blackstone Funds	39,694	541,293	858,310	15,711	1,455,008
Corporate Treasury Investments	996,516	1,517,809	7,899	57,492	2,579,716
Other Investments	187,089	—	61,053	4,762	252,904

Total Investments	1,223,299	2,059,102	927,262	77,965	4,287,628

Accounts Receivable — Loans and Receivables	—	—	581,079	—	581,079

Other Assets — Freestanding Derivatives	162	125,860	—	—	126,022

	$1,820,591	$2,200,568	$1,508,341	$77,965	$5,607,465

Liabilities
Securities Sold, Not Yet Purchased	$9,324	$41,709	$—	$—	$51,033

Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds — Freestanding Derivatives	—	7,819	—	—	7,819
Freestanding Derivatives	373	195,260	—	—	195,633
Corporate Treasury Commitments (b)	—	—	244	—	244

Total Accounts Payable, Accrued Expenses and Other Liabilities	373	203,079	244	—	203,696

	$9,697	$244,788	$244	$—	$254,729

LLC	Limited Liability Company.
(a)
Level III Other Investments includes Blackstone’s $2.2 billion equity interest in the AIG L&R business and other investments that were remeasured as the result of an observable transaction. These fair value measurements are nonrecurring and are measured as of either the date of acquisition, which was November 2, 2021 for AIG, or as of the date of the observable transaction.
See Note 4. “Investments — Other Investments” for additional details.

(b)	Corporate Treasury Commitments are measured using third party pricing.

19
3

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in L
e
vel III of the fair value hierarchy as of December 31, 2021:

						Impact to
						Valuation
						from an
		Valuation	Unobservable		Weighted-	Increase
	Fair Value	Techniques	Inputs	Ranges	Average (a)	in Input
Financial Assets
Investments of Consolidated Blackstone Funds

Equity Securities, Partnership and LLC Interests	$1,170,362	Discounted Cash Flows	Discount Rate	1.3% - 43.3%	10.4%	Lower
			Exit Multiple - EBITDA	3.7x - 31.4x	14.7x	Higher
			Exit Capitalization Rate	1.3% - 17.3%	4.9%	Lower
Debt Instruments	29,953	Discounted Cash Flows	Discount Rate	6.5% - 19.3%	9.0%	Lower
		Third Party Pricing	n/a

Total Investments of Consolidated Blackstone Funds	1,200,315
Corporate Treasury Investments	477	Discounted Cash Flows	Discount Rate	9.4%	n/a	Lower
		Third Party Pricing	n/a
Loans and Receivables	392,732	Discounted Cash Flows	Discount Rate	6.5% - 12.2%	7.6%	Lower
Other Investments	2,518,032	Third Party Pricing	n/a
		Transaction Price	n/a

	$4,111,556

Blackstone Inc.
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
During the year ended December 31, 2021, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.
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

19
5

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Level III Financial Assets at Fair Value
	Year Ended December 31,
	2021				2020
	Investments of	Loans			Investments of	Loans
	Consolidated	and	Other		Consolidated	and	Other
	Funds	Receivables	Investments (a)	Total	Funds	Receivables	Investments (a)	Total

Balance, Beginning of Period	$858,310	$581,079	$46,158	$1,485,547	$1,050,272	$500,751	$29,289	$1,580,312
Transfer In (Out) Due to Deconsolidation	—	—	—	—	(296,741)	—	39,875	(256,866)
Transfer In to Level III (b)	8,254	—	14,162	22,416	22,794	—	24,903	47,697
Transfer Out of Level III (b)	(111,952)	—	(16,388)	(128,340)	(42,283)	—	(30,089)	(72,372)
Purchases	381,826	955,236	225,297	1,562,359	203,268	709,799	9,632	922,699
Sales	(292,843)	(1,132,405)	(226,866)	(1,652,114)	(116,250)	(647,336)	(33,278)	(796,864)
Issuances	—	58,221	—	58,221	—	64,863	—	64,863
Settlements	—	(85,444)	—	(85,444)	—	(40,691)	—	(40,691)
Changes in Gains (Losses) Included in Earnings	356,720	16,045	1,624	374,389	37,250	(6,307)	5,826	36,769

Balance, End of Period	$1,200,315	$392,732	$43,987	$1,637,034	$858,310	$581,079	$46,158	$1,485,547

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$298,740	$(9,005)	$1,412	$291,147	$38,678	$(7,135)	$6,783	$38,326

(a)	Represents corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.

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

19
6

Blackstone Inc.
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
Blackstone’s maximum exposure to loss relating to

non-consolidated

VIEs were as follows:

	December 31, 2021	December 31, 2020

Investments	$3,337,757	$1,307,292
Due from Affiliates	179,939	262,815
Potential Clawback Obligation	44,327	38,679

Maximum Exposure to Loss	$3,562,023	$1,608,786

Amounts Due to Non-Consolidated VIEs	$105	$241

10.	Repurchase Agreements
At December 31, 2021 and 2020, Blackstone pledged securities with a carrying value of $63.0 million and $110.8 million, respectively, and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.
The following tables provide information regarding Blackstone’s Repurchase Agreements obligation by type of collateral pledged:

	December 31, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$15,980	$—	$—	$15,980
Loans	—	—	42,000	—	42,000

	$—	$15,980	$42,000	$—	$57,980

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 12. “Offsetting of Assets and Liabilities”					$57,980

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 12. “Offsetting of Assets and Liabilities”					$—

19
7

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$15,345	$32,759	$28,704	$76,808

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 12. “Offsetting of Assets and Liabilities”					$76,808

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 12. “Offsetting of Assets and Liabilities”					$—

11.	Other Assets
Other Assets consists of the following:

	December 31,
	2021	2020
Furniture, Equipment and Leasehold Improvements	$523,452	$526,075
Less: Accumulated Depreciation	(278,844)	(294,268)

Furniture, Equipment and Leasehold Improvements, Net	244,608	231,807
Prepaid Expenses	92,359	105,248
Freestanding Derivatives	145,401	126,022
Other	10,568	17,945

	$492,936	$481,022

Depreciation expense of $52.2 million, $35.1 million and $26.3 million related to furniture, equipment and leasehold improvements for the years ended December 31, 2021, 2020 and 2019, respectively, is included in General, Administrative and Other in the Consolidated Statements of Operations.

12.	Offsetting of Assets and Liabilities
The following tables present the offsetting of assets and liabilities as of December 31, 2021 and 2020:

	December 31, 2021
	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments (a)	Cash Collateral Received	Net Amount
Assets

Freestanding Derivatives	$146,061	$137,265	$41	$8,755

Blackstone Inc.
Notes to Consolidated Financial Statements
—
Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31, 2021
	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
		Financial Instruments (a)	Cash Collateral Pledged
Liabilities

Freestanding Derivatives	$147,666	$118,552	$1,347	$27,767
Repurchase Agreements	57,980	57,980	—	—

	$205,646	$176,532	$1,347	$27,767

	December 31, 2020
	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
		Financial Instruments (a)	Cash Collateral Received
Assets

Freestanding Derivatives	$126,564	$114,673	$53	$11,838

	December 31, 2020
	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
		Financial Instruments (a)	Cash Collateral Pledged
Liabilities

Freestanding Derivatives	$202,188	$174,623	$19,194	$8,371
Repurchase Agreements	76,808	76,808	—	—

	$278,996	$251,431	$19,194	$8,371

(a)
Amounts presented are inclusive of both legally enforceable master netting agreements, and financial instruments received or pledged as collateral. Financial instruments received or pledged as collateral offset derivative counterparty risk exposure, but do not reduce net balance sheet exposure.

Repurchase Agreements are presented separately in the Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Consolidated Statements of Financial Condition. See Note 11. “Other Assets” for the components of Other Assets.
Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Notional Pooling Arrangement
Blackstone has a notional cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of December 31, 2021, the aggregate cash balance on deposit relating to the cash pooling arrangement was $763.3 million, which was offset with an accompanying overdraft of $763.3 million.

13.	Borrowings
On August 5, 2021, Blackstone, through its indirect subsidiary Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), issued $650 million aggregate principal amount of senior notes due August 5, 2028 (the “2028 Notes”), $800 million aggregate principal amount of senior notes due January 30, 2032 (the “August 2032 Notes”) and $550 million aggregate principal amount of senior notes due August 5, 2051 (the “2051 Notes”). The 2028 Notes have an interest rate of 1.625% per annum, the August 2032 Notes have an interest rate of 2.000% per annum and the 2051 Notes have an interest rate of 2.850% per annum, in each case accruing from August 5, 2021. Interest on the 2028 Notes and the 2051 Notes is payable semi-annually in arrears on February 5 and August 5 of each year commencing on February 5, 2022. Interest on the August 2032 Notes is payable semi-annually in arrears on January 30 and July 30 of each year commencing on January 30, 2022.
On January 10, 2022, Blackstone through the Issuer, issued $500 million aggregate principal amount of senior notes due March 30, 2032 (the “January 2032 Notes”) and $1.0 billion aggregate principal amount of senior notes due January 30, 2052 (the “2052 Notes”). The January 2032 Notes have an interest rate of 2.550% per annum and the 2052 Notes have an interest rate of 3.200% per annum, in each case accruing from January 10, 2022. Interest on the January 2032 Notes is payable semi-annually in arrears on March 30 and September 30 of each year commencing on March 30, 2022. Interest on the 2052 Notes is payable semi-annually in arrears on January 30 and July 30 of each year commencing on July 30, 2022.

All of Blackstone’s outstanding senior notes, including the 2028 Notes, August 2032 Notes, January 2032 Notes, 2051 Notes and 2052 Notes are unsecured and unsubordinated obligations of the Issuer that are fully and unconditionally guaranteed by Blackstone Inc. and its indirect subsidiaries, Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. (the “Guarantors”). The guarantees are unsecured and unsubordinated obligations of the Guarantors. Transaction costs related to senior note issuances have been capitalized and are amortized over the life of each respective note.

Blackstone Inc.
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

	December 31,
	2021			2020
	Credit Available	Borrowing Outstanding	Effective Interest Rate	Credit Available	Borrowing Outstanding	Effective Interest Rate

Revolving Credit Facility (a)	$2,000,000	$250,000	0.86%	$2,250,000	$—	—
Blackstone Issued Senior Notes (b)
4.750%, Due 2/15/2023	400,000	400,000	5.08%	400,000	400,000	5.08%
2.000%, Due 5/19/2025	341,100	341,100	2.11%	366,480	366,480	2.22%
1.000%, Due 10/5/2026	682,200	682,200	1.13%	732,960	732,960	1.18%
3.150%, Due 10/2/2027	300,000	300,000	3.30%	300,000	300,000	3.30%
1.625%, Due 8/5/2028	650,000	650,000	1.68%	—	—	—
1.500%, Due 4/10/2029	682,200	682,200	1.55%	732,960	732,960	1.63%
2.500%, Due 1/10/2030	500,000	500,000	2.73%	500,000	500,000	2.74%
1.600%, Due 3/30/2031	500,000	500,000	1.70%	500,000	500,000	1.70%
2.000%, Due 1/30/2032	800,000	800,000	2.16%	—	—	—
6.250%, Due 8/15/2042	250,000	250,000	6.65%	250,000	250,000	6.65%
5.000%, Due 6/15/2044	500,000	500,000	5.16%	500,000	500,000	5.16%
4.450%, Due 7/15/2045	350,000	350,000	4.56%	350,000	350,000	4.56%
4.000%, Due 10/2/2047	300,000	300,000	4.20%	300,000	300,000	4.20%
3.500%, Due 9/10/2049	400,000	400,000	3.61%	400,000	400,000	3.61%
2.800%, Due 9/30/2050	400,000	400,000	2.88%	400,000	400,000	2.88%
2.850%, Due 8/5/2051	550,000	550,000	2.89%	—	—	—

	9,605,500	7,855,500		7,982,400	5,732,400
Blackstone Fund Facilities (c)	101	101	1.61%	99	99	1.63%

	$9,605,601	$7,855,601		$7,982,499	$5,732,499

(a)
The Issuer has a credit facility with Citibank, N.A., as Administrative Agent in the amount of $2.25 billion with a maturity date of November 24, 2025. Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee of 0.06%.
 The margin above adjusted LIBOR used to calculate the interest on borrowings was 0.75% as of December 31, 2021 and 2020. The margin is subject to change based on Blackstone’s credit rating. Borrowings may also be made in U.K. sterling, euros, Swiss francs, Japanese yen or Canadian dollars, in each case subject to certain sub-limits. The Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee-earning assets under management, each tested quarterly. The outstanding borrowings were repaid by Blackstone on January 14, 2022. As of December 31, 2021 and 2020, Blackstone had outstanding but undrawn letters of credit against the Credit Facility of $10.1 million and $10.0 million, respectively. The amount Blackstone can draw from the Credit Facility is reduced by the undrawn letters of credit, however the Credit Available presented herein is not reduced by the undrawn letters of credit.

20
1

Blackstone Inc.
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

Blackstone Inc.
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
basis or annual basis.

	December 31,
	2021		2020
Senior Notes	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)

4.750%, Due 2/15/2023	$398,581	$415,880	$397,385	$434,400
2.000%, Due 5/19/2025	338,275	362,078	362,947	398,620
1.000%, Due 10/5/2026	675,867	700,892	724,646	770,707
3.150%, Due 10/2/2027	297,738	317,610	297,387	332,370
1.625%, Due 8/5/2028	643,251	629,265	—	—
1.500%, Due 4/10/2029	678,085	720,062	728,054	805,744
2.500%, Due 1/10/2030	491,662	507,350	490,745	538,200
1.600%, Due 3/30/2031	495,541	467,750	495,100	497,950
2.000%, Due 1/30/2032	786,690	767,920	—	—
6.250%, Due 8/15/2042	238,914	361,775	238,668	372,250
5.000%, Due 6/15/2044	489,446	648,500	489,201	684,800
4.450%, Due 7/15/2045	344,412	426,195	344,282	449,645
4.000%, Due 10/2/2047	290,730	347,370	290,533	364,590
3.500%, Due 9/10/2049	392,089	431,240	391,925	460,120
2.800%, Due 9/30/2050	393,818	382,880	393,681	406,280
2.850%, Due 8/5/2051	542,963	531,355	—	—

	$7,498,062	$8,018,122	$5,644,554	$6,515,676

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
Scheduled principal payments for borrowings at December 31, 2021 were as follows:

	Operating Borrowings	Blackstone Fund Facilities	Total Borrowings

2022	$—	$101	$101
2023	400,000	—	400,000
2024	—	—	—
2025	591,100	—	591,100
2026	682,200	—	682,200
Thereafter	6,182,200	—	6,182,200

	$7,855,500	$101	$7,855,601

14. Leases
Blackstone enters into
non-cancelable
lease and sublease agreements primarily for office space, which expire on various dates through 2032. Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord, and are recognized on a straight-line basis over the term of the lease agreement. Rent expense includes base contractual rent and variable costs such as building expenses, utilities, taxes and insurance. At December 31, 2021 and 2020, Blackstone maintained irrevocable standby letters of credit and cash deposits as security for the leases of $9.4 million and $8.8 million, respectively. As of December 31, 2021, the weighted-average remaining lease term was 7.4 years, and the weighted-average discount rate was 1.2%.

20
3

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The components of lease expense were as follows:

	Year Ended December 31,
	2021	2020	2019
Operating Lease Cost

Straight-Line Lease Cost (a)	$115,875	$107,970	$90,640
Variable Lease Cost (b)	10,959	15,426	14,574
Sublease Income	(1,695)	(2,191)	(796)

	$125,139	$121,205	$104,418

(a)	Straight-line lease cost includes short-term leases, which are immaterial.
(b)	Variable lease cost approximates variable lease cash payments.
Supplemental cash flow information related to leases were as follows:

	Year Ended December 31,
	2021	2020	2019

Operating Cash Flows for Operating Lease Liabilities	$96,007	$102,364	$94,854
Non-Cash Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	352,298	153,433	10,053
The following table shows the undiscounted cash flows on an annual basis for Operating Lease Liabilities as of December 31, 2021:

2022	$ 120,100
2023	131,524
2024	125,620
2025	129,721
2026	125,532
Thereafter	303,940

Total Lease Payments (a)	936,437
Less: Imputed Interest	(28,404)

Present Value of Operating Lease Liabilities	$ 908,033

(a)	Excludes signed leases that have not yet commenced.

15.	Income Taxes
The Income Before Provision (Benefit) for Taxes consists of the following:

	Year Ended December 31,
	2021	2020	2019
Income Before Provision (Benefit) for Taxes
U.S. Domestic Income	$13,275,132	$2,311,734	$3,547,292
Foreign Income	284,264	305,786	270,723

	$13,559,396	$2,617,520	$3,818,015

20
4

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Provision (Benefit) for Taxes consists of the following:

	Year Ended December 31,
	2021	2020	2019
Current

Federal Income Tax	$507,648	$163,227	$74,611
Foreign Income Tax	55,376	38,914	38,098
State and Local Income Tax	156,735	66,355	19,267

	719,759	268,496	131,976

Deferred
Federal Income Tax	373,223	86,958	(222,790)
Foreign Income Tax	(2,654)	870	312
State and Local Income Tax	94,073	(310)	42,550

	464,642	87,518	(179,928)

Provision (Benefit) for Taxes	$1,184,401	$356,014	$(47,952)

The following table summarizes Blackstone’s tax position:

	Year Ended December 31,
	2021	2020	2019
Income Before Provision (Benefit) for Taxes	$13,559,396	$2,617,520	$3,818,015
Provision (Benefit) for Taxes	$1,184,401	$356,014	$(47,952)
Effective Income Tax Rate	8.7%	13.6%	-1.3%
The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

				2021	2020
	Year Ended December 31,			vs.	vs.
	2021	2020	2019	2020	2019
Statutory U.S. Federal Income Tax Rate	21.0%	21.0%	21.0%	—	—
Income Passed Through to Common Shareholders and Non-Controlling Interest Holders (a)(b)	-10.2%	-10.1%	-13.5%	-0.1%	3.4%
State and Local Income Taxes	2.1%	2.4%	1.6%	-0.3%	0.8%
Change to a Taxable Corporation	—	1.4%	-10.3%	-1.4%	11.7%
Change in Valuation Allowance (c)	-4.1%	-2.8%	-0.8%	-1.3%	-2.0%
Other (a)	-0.1%	1.7%	0.7%	-1.8%	1.0%

Effective Income Tax Rate	8.7%	13.6%	-1.3%	-4.9%	14.9%

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
non-controlling
interest holders.

(c)	The Change in Valuation Allowance for the year ended December 31, 2019 represents the change from July 1, 2019 to December 31, 2019, following the change to a taxable corporation.

20
5

Blackstone Inc.
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
Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	December 31,
	2021	2020
Deferred Tax Assets
Investment Basis Differences/Net Unrealized Gains and Losses	$1,572,672	$1,789,699
Other	8,965	11,102

Total Deferred Tax Assets Before Valuation Allowance	1,581,637	1,800,801
Valuation Allowance	—	(558,225)

Total Net Deferred Tax Assets	1,581,637	1,242,576

Deferred Tax Liabilities
Investment Basis Differences/Net Unrealized Gains and Losses	15,421	18,733
Other	16,439	6,624

Total Deferred Tax Liabilities	31,860	25,357

Net Deferred Tax Assets	$1,549,777	$1,217,219

The net increase in the deferred tax asset balance for the year ended December 31, 2021 is primarily due to (a) recognition of additional tax basis in certain assets and recording corresponding deferred tax benefits related to quarterly exchanges of Blackstone Holdings Partnership units for common shares of Blackstone Inc., and (b) the release of a valuation allowance, which is partially offset by a deferred tax liability as a result of unrealized gains. Realization of tax benefits depends on the expectation and character of taxable income within a certain period of time. The timing of realizability for certain deferred tax assets is determined by reference to the amortization and depreciation periods of the underlying tax basis of assets and ranges from
15 to 40 years. Blackstone has considered these amortization and depreciation periods as well as the character of income in evaluating whether it should establish valuation allowances. In addition, Blackstone has no taxable loss carryforward at December 31, 2021.

20
6

Blackstone Inc.
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
Blackstone files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, Blackstone is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2021, Blackstone’s U.S. federal income tax returns for the years 2018 through 2020 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2017 through 2020. Certain subsidiaries’ tax returns for 2008 through 2020 are currently subject to examination by various regulators. Blackstone believes that within the next twelve months, certain tax examinations have a reasonable possibility of being completed and does not expect the results of these examinations to have a material impact on the consolidated financial statements.
Blackstone’s unrecognized tax benefits, excluding related interest and penalties, were:

	December 31,
	2021	2020	2019
Unrecognized Tax Benefits - January 1	$32,933	$24,958	$20,864
Additions for Tax Positions of Prior Years	14,557	7,959	4,908
Settlements	—	—	(829)
Exchange Rate Fluctuations	11	16	15

Unrecognized Tax Benefits - December 31	$47,501	$32,933	$24,958

If recognized, the above tax benefits of $47.5 million and $32.9 million for the years ended December 31, 2021 and 2020, respectively, would reduce the annual effective rate. Blackstone does not believe that it will have a material increase or decrease in its unrecognized tax benefits during the coming year.
The unrecognized tax benefits are recorded in Accounts Payable, Accrued Expense and Other Liabilities in the Consolidated Statements of Financial Condition.
During the years ended December 31, 2021, 2020 and 2019, Blackstone accrued no penalties and accrued interest expense related to unrecognized tax benefits of $1.5 million, $1.3 million and $0.5 million, respectively.
Other Income — Change in Tax Receivable Agreement Liability
In 2021 and 2020, the $(2.8) million and $(35.4) million, respectively, Change in Tax Receivable Agreement Liability was primarily attributable to a change in tax rates and the Conversion.

20
7

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

16. Earnings Per Share and Stockholders’ Equity
Earnings Per Share
Basic and diluted net income per share of common stock for the years ended December 31, 2021, 2020 and 2019 was calculated as follows:

	Year Ended December 31,
	2021	2020	2019
Net Income for Per Share of Common Stock Calculations
Net Income Attributable to Blackstone Inc., Basic and Diluted	$5,857,397	$1,045,363	$2,049,682

Shares/Units Outstanding
Weighted-Average Shares of Common Stock Outstanding, Basic	719,766,879	696,933,548	675,900,466
Weighted-Average Shares of Unvested Deferred Restricted Common Stock	358,164	324,748	267,385

Weighted-Average Shares of Common Stock Outstanding, Diluted	720,125,043	697,258,296	676,167,851

Net Income Per Share of Common Stock
Basic	$8.14	$1.50	$3.03

Diluted	$8.13	$1.50	$3.03

Dividends Declared Per Share of Common Stock (a)	$3.57	$1.91	$1.92

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
The following table summarizes the anti-dilutive securities for the periods indicated:

	Year Ended December 31,
	2021	2020	2019

Weighted-Average Blackstone Holdings Partnership Units	486,157,205	504,221,914	524,211,887
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

20
8

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

In connection with the share reclassification, effective February 26, 2021, the Certificate of Incorporation of Blackstone was amended and restated to: (a) rename the Class A common stock as “common stock,” which has the same rights and powers (including, without limitation, with respect to voting) that Blackstone’s Class A common stock formerly had, (b) reclassify the “Class B common stock” into a new “Series I preferred stock,” which has the same rights and powers that the Class B common stock formerly had, and (c) reclassify the Class C common stock into a new “Series II preferred stock,” which has the same rights and powers that the Class C common stock formerly had. In connection with such share reclassification, the Company authorized 10 billion shares of preferred stock with a par value of $0.00001, of which (a) 999,999,000 shares are designated as Series I preferred stock and (b) 1,000 shares are designated as Series II preferred stock. The remaining 9 billion shares may be designated from time to time in accordance with Blackstone’s certificate of incorporation. There was 1 share of Series I preferred stock and 1 share of Series II preferred stock issued and outstanding as of December 31, 2021.
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
Share Repurchase Program
On December 7, 2021, Blackstone’s board of directors authorized the repurchase of up to $2.0 billion of common stock and Blackstone Holdings Partnership Units. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.
During the year ended December 31, 2019, Blackstone repurchased 12.8 million shares of common stock at a total cost of $561.9 million. During the year ended December 31, 2020, Blackstone repurchased 9.0 million shares of common stock at a total cost of $474.0 million. During the year ended December 31, 2021, Blackstone repurchased 10.3 million shares of common stock at a total cost of $1.2 billion. As of December 31, 2021, the amount remaining available for repurchases under the program was $1.5 billion.

2
09

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Shares Eligible for Dividends and Distributions
As of December 31, 2021, the total shares of common stock and Blackstone Holdings Partnership Units entitled to participate in dividends and distributions were as follows:

Shares/Units
Common Stock Outstanding	704,339,774
Unvested Participating Common Stock	27,697,423

Total Participating Common Stock	732,037,197
Participating Blackstone Holdings Partnership Units	468,446,388

1,200,483,585

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
For the years ended December 31, 2021, 2020 and 2019 Blackstone recorded compensation expense of $637.4 million, $438.3 million, and $417.1 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $84.3 million, $51.5 million, and $47.8 million, respectively.
As of December 31, 2021, there was $1.7 billion of estimated unrecognized compensation expense related to unvested awards , including compensation with performance conditions where it is probable that the performance condition will be met. This cost is expected to be recognized over a weighted-average period of 3.6 years.
Total vested and unvested outstanding shares, including common stock, Blackstone Holdings Partnership Units and deferred restricted shares of common stock, were 1,200,623,150 as of December 31, 2021. Total outstanding phantom shares were 82,760 as of December 31, 2021.

21
0

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

A summary of the status of Blackstone’s unvested equity-based awards as of December 31, 2021 and of changes during the period January 1, 2021 through December 31, 2021 is presented below:

	Blackstone Holdings		Blackstone Inc.
			Equity Settled Awards		Cash Settled Awards
Unvested Shares/Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Shares of Common Stock	Weighted- Average Grant Date Fair Value	Phantom Shares	Weighted- Average Grant Date Fair Value

Balance, December 31, 2020	23,771,136	$36.33	19,512,034	$42.60	65,284	$60.42
Granted	1,172,019	33.73	13,049,066	75.82	22,841	91.07
Vested	(5,412,435)	33.98	(5,020,951)	43.73	(14,018)	122.81
Forfeited	(2,186,392)	36.36	(1,002,336)	54.65	(526)	127.52

Balance, December 31, 2021	17,344,328	$37.37	26,537,813	$58.34	73,581	$137.65

Shares/Units Expected to Vest
The following unvested shares and units, after expected forfeitures, as of December 31, 2021, are expected to vest:

	Shares/Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	16,423,984	2.1
Deferred Restricted Shares of Common Stock	23,263,918	3.2

Total Equity-Based Awards	39,687,902	2.7

Phantom Shares	60,357	2.8

Deferred Restricted Shares of Common Stock and Phantom Shares
Blackstone has granted deferred restricted shares of common stock to certain senior and non-senior
managing director professionals, analysts and senior finance and administrative personnel and selected external advisers and phantom shares (cash settled equity-based awards) to other senior and non-senior
managing director employees. Holders of deferred restricted shares of common stock and phantom shares are not entitled to any voting rights. Only phantom shares are to be settled in cash. Deferred restricted shares of common stock where the number of shares have not been set are liability classified and excluded from the above tables.
The fair values of deferred restricted shares of common stock have been derived based on the closing price of common stock on the date of the grant, multiplied by the number of unvested awards and expensed over the assumed service period, which ranges from 1 to 5 years. Additionally, the calculation of the compensation expense assumes forfeiture rates based on historical turnover rates, ranging from 1.0% to 11.9% annually by employee class, and a per share discount, ranging from $0.75 to $12.28.
The phantom shares vest over the assumed service period, which ranges from 1 to 5 years. On each such vesting date, Blackstone delivered or will deliver cash to the holder in an amount equal to the number of phantom shares held multiplied by the then fair market value of Blackstone’s common stock on such date. Additionally, the calculation of the compensation expense assumes a forfeiture rate based on a historical turnover rate of 9.6% annually by employee class. Blackstone is accounting for these cash settled awards as a liability.

21
1

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Blackstone paid $1.1 million, $0.4 million and $0.4 million to non-senior
managing director employees in settlement of phantom shares for the years ended December 31, 2021, 2020 and 2019, respectively.
Performance-Based Compensation

During the year ended December 31, 2021, Blackstone issued performance-based compensation, the dollar value of which is based on the future achievement of established business performance conditions. The number of vested shares of common stock to be issued is variable based on the
30
-day
volume weighted-average price at the end of the performance period. Due to the nature of settlement, the performance-based compensation is classified as a liability. Compensation expense is recognized over the performance period based upon the probable outcome of the performance condition. Due to the variable share settlement, the tables above exclude the impact of this performance-based compensation, as the number of shares to be issued is not yet set.
Blackstone Holdings Partnership Units
Blackstone has granted deferred restricted Blackstone Holdings Partners Units to certain newly hired and pre-existing
senior managing directors. Holders of deferred restricted Blackstone Holdings Partnership Units are not entitled to any voting rights.
The fair values of deferred restricted Blackstone Holdings Partnership Units have been derived based on the closing price of Blackstone’s common units on the date of the grant, multiplied by the number of unvested awards and expensed over the assumed service period, which ranges from 1 to 4 years. Additionally, the calculation of the compensation expense assumes a forfeiture rate of 6.0%, based on historical experience.
18. Related Party Transactions
Affiliate Receivables and Payables
Due from Affiliates and Due to Affiliates consisted of the following:

	December 31,
	2021	2020
Due from Affiliates
Management Fees, Performance Revenues, Reimbursable Expenses and Other Receivables from Non-Consolidated Entities and Portfolio Companies	$3,519,945	$2,637,055
Due from Certain Non-Controlling Interest Holders and Blackstone Employees	1,099,899	548,897
Accrual for Potential Clawback of Previously Distributed Performance Allocations	37,023	35,563

	$4,656,867	$3,221,515

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31,
	2021	2020
Due to Affiliates

Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,558,393	$857,523
Due to Non-Consolidated Entities	181,341	107,410
Due to Certain Non-Controlling Interest Holders and Blackstone Employees	77,664	61,539
Accrual for Potential Repayment of Previously Received Performance Allocations	88,700	108,569

	$1,906,098	$1,135,041

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties
The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of December 31, 2021 and 2020, such investments aggregated $1.6 billion and $1.1 billion, respectively. Their share of the Net Income Attributable to Redeemable
Non-Controlling
and
Non-Controlling
Interests in Consolidated Entities aggregated $471.5 million, $65.2 million and $78.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Loans to Affiliates
Loans to affiliates consist of interest bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $5.4 million, $5.5 million and $7.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Contingent Repayment Guarantee
Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling
interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of December 31, 2021. See Note 19. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback).”
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
Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.6 billion over the next 15 years. The after-tax
net present value of these estimated payments totals $434.5 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO
owners and the others mentioned above. Subsequent to December 31, 2021, payments totaling $47.4 million were made to certain pre-IPO
owners and others mentioned above in accordance with the tax receivable agreement and related to tax benefits Blackstone received for the 2020 taxable year.
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

Blackstone Inc.
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
19. Commitments and Contingencies
Commitments
Investment Commitments
Blackstone had $3.5
 billion of investment commitments as of December 31, 2021 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments, including loan commitments. The consolidated Blackstone Funds had signed investment commitments of $275.3 million as of December 31, 2021 which includes $116.5 million of signed investment commitments for portfolio company acquisitions in the process of closing.

Regulated Entities
Certain U.S. and
non-U.S.
entities are subject to various investment adviser and other financial regulatory rules and requirements that may include minimum net capital requirements. These entities have continuously operated in excess of these requirements. This includes a number of U.S. entities that are registered as investment advisers with the SEC.
These regulatory capital requirements may restrict Blackstone’s ability to withdraw capital from its entities. At December 31, 2021, $55.9 million of net assets of consolidated entities may be restricted as to the payment of cash dividends and advances to Blackstone.
Contingencies
Guarantees
Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the ongoing business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to Blackstone to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, Blackstone’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $19.4 million as of December 31, 2021.
The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to The Blackstone Group International Partners LLP. The amount guaranteed as of December 31, 2021 was $245.6 million.
Litigation
Blackstone may from time to time be involved in litigation and claims incidental to the conduct of its business. Blackstone’s businesses are also subject to extensive regulation, which may result in regulatory proceedings against Blackstone.

Blackstone Inc.
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
In addition, in July 2020, certain of the Mayberry Plaintiffs filed a motion for leave to amend their complaint. In December 2020, the Circuit Court dismissed the Mayberry Plaintiffs’ complaint for lack of standing, denied the Mayberry Plaintiffs’ motion for leave to amend, and granted the AG’s motion to intervene. The action was recaptioned as Commonwealth of Kentucky v. KKR & Co. L.P., et al. In May 2021, the AG filed its first amended complaint, which generally asserts the same allegations and claims as the AG’s proposed intervening complaint and the Mayberry Plaintiffs’ original complaint. The Blackstone Defendants filed a motion to dismiss the first amended complaint. Briefing on this motion was completed in October 2021, and oral argument was held in December 2021. Discovery is ongoing.
In December 2020, three potentially new derivative plaintiffs brought a motion in the Circuit Court for leave to file a third amended complaint alleging that they had standing. They also filed a motion to intervene in February 2021. The Circuit Court denied both motions.
In August 2021, the Mayberry Plaintiffs and a KRS beneficiary who had not previously been involved in the suit filed another motion to intervene. The Circuit Court denied this motion. In October 2021, the various purported derivative plaintiffs who had been denied a role in the AG’s litigation appealed the Circuit Court’s orders denying their motions to intervene and for leave to file amended complaints. In November 2021, the Blackstone Defendants filed a cross-appeal of those orders. On January 20, 2022, the defendants, including the Blackstone

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Defendants, moved to dismiss the appeal of the purported derivative plaintiffs, and on January 31, 2022, the purported derivative plaintiffs moved to voluntarily dismiss their own appeal. In February 2022, the defendants, including the Blackstone Defendants, filed a response to the purported derivative plaintiffs’ motion to voluntarily dismiss the appeal, arguing both the appeal and the underlying case should be dismissed for lack of subject matter jurisdiction.
In January 2021, certain derivative plaintiffs who had previously attempted to intervene in the AG’s action filed a separate derivative action (Taylor et al. v. KKR & Co., L.P. et al. or “Taylor I”) in Franklin County Circuit Court that is substantially the same as the amended complaint they had sought to file in the AG’s action. In July 2021, these plaintiffs filed their first amended complaint, which is styled as a purported “class” complaint brought on behalf of certain KRS beneficiaries. The Blackstone Defendants and other defendants removed this purported class action to federal court in the United States District Court for the Eastern District of Kentucky and the plaintiffs moved to remand back to state court. Briefing on that motion was completed in September 2021.
In August 2021, certain KRS beneficiaries (including the derivative plaintiffs whose action was removed to federal court) filed a separate action (Taylor et al. v. KKR & Co., L.P. et al. or “Taylor II”) in Franklin County Circuit Court in their capacity as beneficiaries, allegedly suing for the benefit of the pension and insurance trust funds administered by KRS. The Taylor II complaint named the same defendants who were sued in Taylor I, as well as additional current and former KRS officers and trustees. The defendants, including the Blackstone Defendants, moved to dismiss the complaint. Briefing on the motions to dismiss was completed in January 2022.

In April 2021, the AG filed a declaratory judgment action (Commonwealth of Kentucky v. KKR & Co. Inc. or “Declaratory Judgment Action”) in Franklin County Circuit Court on behalf of the Commonwealth of Kentucky. The AG’s complaint alleges that certain provisions in the subscription agreements between KRS and the managers of the three funds at issue in the Mayberry Action violate the Kentucky Constitution. The suit named as defendants BLP, Blackstone Inc., and others named in the Mayberry Action. In August 2021, the AG filed an amended complaint that no longer stated claims against Blackstone Inc., but added claims against a BLP affiliate and a
BLP-managed
fund. The parties filed a stipulation dismissing with prejudice claims against these two entities, and withdrawing a separate newly added claim. The AG moved for summary judgment, and the defendants—including BLP—filed motions to dismiss. Briefing on these motions was completed and oral argument was held in November 2021.
In July 2021, BLP filed a complaint in the Franklin County Circuit Court (Blackstone Alternative Asset Management L.P. v. Kentucky Public Pensions Authority et al. or “the Breach of Contract Action”) asserting claims for breach of contract against Kentucky Public Pensions Authority, Board of Trustees of KRS, Board of Trustees of the County Employees Retirement System (“CERS”), KRS Insurance Fund, and KRS Pension Fund. The complaint alleges that KRS’s support and prosecution of the Mayberry Action and the Declaratory Judgment Action breaches the parties’ subscription agreements governing KRS’s investment with BLP and seeks damages flowing from that breach, including legal fees and expenses incurred in defending against the above actions. The KRS defendants and CERS filed motions to dismiss BLP’s complaint. Briefing on these motions was completed in October 2021, and oral argument was held in November 2021.
Contingent Obligations (Clawback)
Performance Allocations are subject to clawback to the extent that the Performance Allocations received to date with respect to a fund exceeds the amount due to Blackstone based on cumulative results of that fund. The actual clawback liability, however, generally does not become realized until the end of a fund’s life except for certain Blackstone real estate funds, multi-asset class investment funds and credit-focused funds, which may have an interim clawback liability. The lives of the carry funds, including available contemplated extensions, for which a liability for potential clawback obligations has been recorded for financial reporting purposes, are currently anticipated to expire at various points through 2026. Further extensions of such terms may be implemented under given circumstances.

Blackstone Inc.
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

The following table presents the clawback obligations by segment:

	December 31,
	2021			2020
Segment	Blackstone Holdings	Current and Former Personnel (a)	Total (b)	Blackstone Holdings	Current and Former Personnel (a)	Total (b)
Real Estate	$34,080	$20,186	$54,266	$28,283	$17,102	$45,385
Private Equity	5,158	2,196	7,354	41,722	(8,623)	33,099
Credit & Insurance	12,439	14,641	27,080	13,935	16,150	30,085

	$51,677	$37,023	$88,700	$83,940	$24,629	$108,569

(a)	The split of clawback between Blackstone Holdings and Current and Former Personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.
(b)	Total is a component of Due to Affiliates. See Note 18. “Related Party Transactions — Affiliate Receivables and Payables — Due to Affiliates.”
During the year ended December 31, 2021, the Blackstone general partners paid a cash clawback obligation of $3.0 million relating to Blackstone Credit of which $1.5 million was paid by Blackstone Holdings and $1.6 million by current and former Blackstone personnel.
For Private Equity, Real Estate, and certain Credit & Insurance Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Consolidated Financial Statements of Blackstone, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At December 31, 2021, $1.0 billion was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.
In the Credit & Insurance segment, payment of Performance Allocations to Blackstone by the majority of the stressed/distressed, mezzanine and credit alpha strategies funds are substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.
If, at December 31, 2021, all of the investments held by Blackstone’s carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $4.9 billion, on an after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $4.5 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

20. Segment Reporting
Blackstone transacts its primary business in the United States and substantially all of its revenues are generated domestically.
Blackstone conducts its alternative asset management businesses through four segments:

•
Real Estate – Blackstone’s Real Estate segment primarily comprises its management of opportunistic real estate funds, Core+ real estate funds, high-yield real estate debt funds, liquid real estate debt funds.

•
Private Equity – Blackstone’s Private Equity segment includes its management of flagship corporate private equity funds, sector and geographically-focused corporate private equity funds, core private equity funds, an opportunistic investment platform, a secondary fund of funds business, infrastructure-focused funds, a life sciences investment platform, a growth equity investment platform, a multi-asset investment program for eligible high net worth investors and a capital markets services business.

•
Hedge Fund Solutions – The largest component of Blackstone’s Hedge Fund Solutions segment is Blackstone Alternative Asset Management, which manages a broad range of commingled and customized hedge fund of fund solutions. The segment also includes a GP Stakes business and investment platforms that invest directly, as well as investment platforms that seed new hedge fund businesses and create alternative solutions through daily liquidity products.

•
Credit & Insurance – Blackstone’s Credit & Insurance segment consists principally of Blackstone Credit, which is organized into two overarching strategies: private credit (which includes mezzanine lending funds, stressed/distressed strategies, energy strategies and direct lending funds) and liquid credit (which consists of CLOs, closed-ended funds, open-ended funds and separately managed accounts). In addition, the segment includes an insurer-focused platform, an asset-based lending platform and publicly traded master limited partnership investment platform.

These business segments are differentiated by their various investment strategies. Each of the segments primarily earns its income from management fees and investment returns on assets under management.

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

2
19

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Segment Presentation
The following tables present the financial data for Blackstone’s four segments as of December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020 and 2019.

	December 31, 2021 and the Year Then Ended
	Real Estate	Private Equity	Hedge Fund Solutions	Credit & Insurance	Total Segments
Management and Advisory Fees, Net
Base Management Fees	$1,895,412	$1,521,273	$636,685	$765,905	$4,819,275
Transaction, Advisory and Other Fees, Net	160,395	174,905	11,770	44,868	391,938
Management Fee Offsets	(3,499)	(33,247)	(572)	(6,653)	(43,971)

Total Management and Advisory Fees, Net	2,052,308	1,662,931	647,883	804,120	5,167,242
Fee Related Performance Revenues	1,695,019	212,128	—	118,097	2,025,244
Fee Related Compensation	(1,161,349)	(662,824)	(156,515)	(367,322)	(2,348,010)
Other Operating Expenses	(234,505)	(264,468)	(94,792)	(199,912)	(793,677)

Fee Related Earnings	2,351,473	947,767	396,576	354,983	4,050,799

Realized Performance Revenues	1,119,612	2,263,099	290,980	209,421	3,883,112
Realized Performance Compensation	(443,220)	(943,199)	(76,701)	(94,450)	(1,557,570)
Realized Principal Investment Income	196,869	263,368	56,733	70,796	587,766

Total Net Realizations	873,261	1,583,268	271,012	185,767	2,913,308

Total Segment Distributable Earnings	$3,224,734	$2,531,035	$667,588	$540,750	$6,964,107

Segment Assets	$14,866,437	$15,242,626	$2,791,939	$6,522,091	$39,423,093

22
0

Blackstone Inc.
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

	Year Ended December 31, 2019
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

22
1

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Reconciliations of Total Segment Amounts
The following tables reconcile the Total Segment Revenues, Expenses and Distributable Earnings to their equivalent GAAP measure for the years ended December 31, 2021, 2020 and 2019 along with Total Assets as of December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	2019
Revenues
Total GAAP Revenues	$22,577,148	$6,101,927	$7,338,270
Less: Unrealized Performance Revenues (a)	(8,675,246)	384,758	(1,126,668)
Less: Unrealized Principal Investment (Income) Loss (b)	(679,767)	101,742	(113,327)
Less: Interest and Dividend Revenue (c)	(163,044)	(130,112)	(192,593)
Less: Other Revenue (d)	(202,885)	253,693	(79,447)
Impact of Consolidation (e)	(1,197,854)	(234,148)	(88,164)
Amortization of Intangibles (f)	—	1,548	1,548
Transaction-Related Charges (g)	660	29,837	(168,170)
Intersegment Eliminations	4,352	5,522	9,585

Total Segment Revenue (h)	$11,663,364	$6,514,767	$5,581,034

	Year Ended December 31,
	2021	2020	2019
Expenses
Total GAAP Expenses	$9,476,617	$3,479,566	$3,964,651
Less: Unrealized Performance Allocations Compensation (i)	(3,778,048)	154,516	(540,285)
Less: Equity-Based Compensation (j)	(559,537)	(333,767)	(230,194)
Less: Interest Expense (k)	(196,632)	(165,022)	(195,034)
Impact of Consolidation (e)	(25,673)	(26,088)	(55,902)
Amortization of Intangibles (f)	(68,256)	(64,436)	(64,383)
Transaction-Related Charges (g)	(143,378)	(210,892)	(376,783)
Administrative Fee Adjustment (l)	(10,188)	(5,265)	—
Intersegment Eliminations	4,352	5,522	9,585

Total Segment Expenses (m)	$4,699,257	$2,834,134	$2,511,655

	Year Ended December 31,
	2021	2020	2019
Other Income
Total GAAP Other Income	$458,865	$(4,841)	$444,396
Impact of Consolidation (e)	(458,865)	4,841	(444,396)

Total Segment Other Income	$—	$—	$—

22
2

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Year Ended December 31,
	2021	2020	2019
Income Before Provision (Benefit) for Taxes
Total GAAP Income Before Provision (Benefit) for Taxes	$13,559,396	$2,617,520	$3,818,015
Less: Unrealized Performance Revenues (a)	(8,675,246)	384,758	(1,126,668)
Less: Unrealized Principal Investment (Income) Loss (b)	(679,767)	101,742	(113,327)
Less: Interest and Dividend Revenue (c)	(163,044)	(130,112)	(192,593)
Less: Other Revenue (d)	(202,885)	253,693	(79,447)
Plus: Unrealized Performance Allocations Compensation (i)	3,778,048	(154,516)	540,285
Plus: Equity-Based Compensation (j)	559,537	333,767	230,194
Plus: Interest Expense (k)	196,632	165,022	195,034
Impact of Consolidation (e)	(1,631,046)	(203,219)	(476,658)
Amortization of Intangibles (f)	68,256	65,984	65,931
Transaction-Related Charges (g)	144,038	240,729	208,613
Administrative Fee Adjustment (l)	10,188	5,265	—

Total Segment Distributable Earnings	$6,964,107	$3,680,633	$3,069,379

	As of December 31,
	2021	2020
Total Assets
Total GAAP Assets	$41,196,408	$26,269,252
Impact of Consolidation (e)	(1,773,315)	(1,374,433)

Total Segment Assets	$39,423,093	$24,894,819

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
(d)
This adjustment removes Other Revenue on a segment basis. For the years ended December 31, 2021, 2020 and 2019, Other Revenue on a GAAP basis was $203.1 million, $(253.1) million and $80.0 million and included $200.6 million, $(257.8) million and $76.4 million of foreign exchange gains (losses), respectively.

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

22
3

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

(h)	Total Segment Revenues is comprised of the following:

	Year Ended December 31,
	2021	2020	2019
Total Segment Management and Advisory Fees, Net	$5,167,242	$4,111,165	$3,484,236
Total Segment Fee Related Performance Revenues	2,025,244	378,676	212,001
Total Segment Realized Performance Revenues	3,883,112	1,865,993	1,660,642
Total Segment Realized Principal Investment Income	587,766	158,933	224,155

Total Segment Revenues	$11,663,364	$6,514,767	$5,581,034

(i)	This adjustment removes Unrealized Performance Allocations Compensation.
(j)	This adjustment removes Equity-Based Compensation on a segment basis.
(k)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(l)
This adjustment adds an amount equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units. The administrative fee is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

(m)	Total Segment Expenses is comprised of the following:

	Year Ended December 31,
	2021	2020	2019
Total Segment Fee Related Compensation	$2,348,010	$1,496,570	$1,336,578
Total Segment Realized Performance Compensation	1,557,570	714,347	603,935
Total Segment Other Operating Expenses	793,677	623,217	571,142

Total Segment Expenses	$4,699,257	$2,834,134	$2,511,655

Reconciliations of Total Segment Components
The following tables reconcile the components of Total Segments to their equivalent GAAP measures, reported on the Consolidated Statement of Operations for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Management and Advisory Fees, Net
GAAP	$5,170,707	$4,092,549	$3,472,155
Segment Adjustment (a)	(3,465)	18,616	12,081

Total Segment	$5,167,242	$4,111,165	$3,484,236

22
4

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Year Ended December 31,
	2021	2020	2019
GAAP Realized Performance Revenues to Total Segment Fee Related Performance Revenues
GAAP

Incentive Fees	$253,991	$138,661	$129,911
Investment Income — Realized Performance Allocations	5,653,452	2,106,000	1,739,000

GAAP	5,907,443	2,244,661	1,868,911
Total Segment
Less: Realized Performance Revenues	(3,883,112)	(1,865,993)	(1,660,642)
Segment Adjustment (b)	913	8	3,732

Total Segment	$2,025,244	$378,676	$212,001

	Year Ended December 31,
	2021	2020	2019
GAAP Compensation to Total Segment Fee Related Compensation
GAAP

Compensation	$2,161,973	$1,855,619	$1,820,330
Incentive Fee Compensation	98,112	44,425	44,300
Realized Performance Allocations Compensation	2,311,993	843,230	662,942

GAAP	4,572,078	2,743,274	2,527,572
Total Segment
Less: Realized Performance Compensation	(1,557,570)	(714,347)	(603,935)
Less: Equity-Based Compensation — Fee Related Compensation	(551,263)	(326,116)	(221,684)
Less: Equity-Based Compensation — Performance Compensation	(8,274)	(7,651)	(8,510)
Segment Adjustment (c)	(106,961)	(198,590)	(356,865)

Total Segment	$2,348,010	$1,496,570	$1,336,578

	Year Ended December 31,
	2021	2020	2019
GAAP General, Administrative and Other to Total Segment Other Operating Expenses

GAAP	$917,847	$711,782	$679,408
Segment Adjustment (d)	(124,170)	(88,565)	(108,266)

Total Segment	$793,677	$623,217	$571,142

22
5

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Year Ended December 31,
	2021	2020	2019
Realized Performance Revenues
GAAP

Incentive Fees	$253,991	$138,661	$129,911
Investment Income — Realized Performance Allocations	5,653,452	2,106,000	1,739,000

GAAP	5,907,443	2,244,661	1,868,911
Total Segment
Less: Fee Related Performance Revenues	(2,025,244)	(378,676)	(212,001)
Segment Adjustment (b)	913	8	3,732

Total Segment	$3,883,112	$1,865,993	$1,660,642

	Year Ended December 31,
	2021	2020	2019
Realized Performance Compensation
GAAP
Incentive Fee Compensation	$98,112	$44,425	$44,300
Realized Performance Allocations Compensation	2,311,993	843,230	662,942

GAAP	2,410,105	887,655	707,242
Total Segment
Less: Fee Related Performance Compensation (e)	(844,261)	(165,657)	(94,797)
Less: Equity-Based Compensation — Performance Compensation	(8,274)	(7,651)	(8,510)

Total Segment	$1,557,570	$714,347	$603,935

	Year Ended December 31,
	2021	2020	2019
Realized Principal Investment Income
GAAP	$1,003,822	$391,628	$393,478
Segment Adjustment (f)	(416,056)	(232,695)	(169,323)

Total Segment	$587,766	$158,933	$224,155

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
(d)
Represents the removal of (1) the amortization of transaction-related intangibles, and (2) certain expenses reimbursed by the Blackstone Funds, which are presented gross under GAAP but netted against Management and Advisory Fees, Net in the Total Segment measures. Beginning in the year ended December 31, 2020, this adjustment includes a reduction equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units which is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

22
6

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

(e)	Fee related performance compensation may include equity-based compensation based on fee related performance revenues.
(f)
Represents (1) the add back of Principal Investment Income, including general partner income, earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of amounts associated with the ownership of Blackstone consolidated operating partnerships held by non-controlling
interests.

21.	Subsequent Events
On January 10, 2022, Blackstone issued $500 million aggregate principal amount of 2.550% senior notes due March 30, 2032 and $1.0 billion aggregate principal amount of 3.200% senior notes due January 30, 2052. For additional information see Note 13. “Borrowings.”

22
7

Item 8A.	Unaudited Supplemental Presentation of Statements of Financial Condition
Blackstone Inc.
Unaudited Consolidating Statements of Financial Condition
(Dollars in Thousands)

	December 31, 2021
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$2,119,738	$—	$—	$2,119,738
Cash Held by Blackstone Funds and Other	—	79,994	—	79,994
Investments	27,041,225	2,018,829	(395,011)	28,665,043
Accounts Receivable	571,936	64,680	—	636,616
Due from Affiliates	4,652,295	15,031	(10,459)	4,656,867
Intangible Assets, Net	284,384	—	—	284,384
Goodwill	1,890,202	—	—	1,890,202
Other Assets	492,685	251	—	492,936
Right-of-Use Assets	788,991	—	—	788,991
Deferred Tax Assets	1,581,637	—	—	1,581,637

Total Assets	$39,423,093	$2,178,785	$(405,470)	$41,196,408

Liabilities and Equity
Loans Payable	$7,748,062	$101	$—	$7,748,163
Due to Affiliates	1,812,223	104,334	(10,459)	1,906,098
Accrued Compensation and Benefits	7,905,070	—	—	7,905,070
Securities Sold, Not Yet Purchased	4,292	23,557	—	27,849
Repurchase Agreements	42,000	15,980	—	57,980
Operating Lease Liabilities	908,033	—	—	908,033
Accounts Payable, Accrued Expenses and Other Liabilities	926,749	10,420	—	937,169

Total Liabilities	19,346,429	154,392	(10,459)	19,490,362

Redeemable Non-Controlling Interests in Consolidated Entities	22,002	46,026	—	68,028

Equity
Common Stock	7	—	—	7
Series I Preferred Stock	—	—	—	—
Series II Preferred Stock	—	—	—	—
Additional Paid-in-Capital	5,794,727	349,822	(349,822)	5,794,727
Retained Earnings (Deficit)	3,647,785	45,189	(45,189)	3,647,785
Accumulated Other Comprehensive Loss	(19,626)	—	—	(19,626)
Non-Controlling Interests in Consolidated Entities	4,017,297	1,583,356	—	5,600,653
Non-Controlling Interests in Blackstone Holdings	6,614,472	—	—	6,614,472

Total Equity	20,054,662	1,978,367	(395,011)	21,638,018

Total Liabilities and Equity	$39,423,093	$2,178,785	$(405,470)	$41,196,408

Blackstone Inc.
Unaudited Consolidating Statements of Financial Condition—Continued
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
Blackstone / GSO Global Dynamic Credit USD Feeder Fund (Ireland)
Blackstone Annex Onshore Fund L.P.*
Blackstone Horizon Fund L.P.*
Blackstone Real Estate Special Situations Holdings L.P.
Blackstone Strategic Alliance Fund L.P.
BTD CP Holdings LP
Mezzanine
side-by-side
investment vehicles
Private equity
side-by-side
investment vehicles
Real estate
side-by-side
investment vehicles
Hedge Fund Solutions
side-by-side
investment vehicles.

*	Consolidated as of December 31, 2021 only.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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

Management’s Report on Internal Control Over Financial Reporting
Management of Blackstone Inc. and subsidiaries (“Blackstone”) is responsible for establishing and maintaining adequate internal control over financial reporting. Blackstone’s internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
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
Management conducted an assessment of the effectiveness of Blackstone’s internal control over financial reporting as of December 31, 2021 based on the framework established in
Internal Control — Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that Blackstone’s internal control over financial reporting as of December 31, 2021 was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited Blackstone’s financial statements included in this report on
Form 10-K
and issued its report on the effectiveness of Blackstone’s internal control over financial reporting as of December 31, 2021, which is included herein.

Item 9B.	Other Information
None.

Item 9C.	Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers of Blackstone Inc.
Our directors and executive officers as of the date of this filing are:

Name	Age	Position
Stephen A. Schwarzman	75	Founder, Chairman and Chief Executive Officer and Director
Jonathan D. Gray	52	President, Chief Operating Officer and Director
Michael S. Chae	53	Chief Financial Officer
John G. Finley	65	Chief Legal Officer
Joseph P. Baratta	51	Director
Kelly A. Ayotte	53	Director
James W. Breyer	60	Director
Reginald J. Brown	54	Director
Sir John Antony Hood	70	Director
Rochelle B. Lazarus	74	Director
Jay O. Light	80	Director
The Right Honorable Brian Mulroney	82	Director
William G. Parrett	76	Director
Ruth Porat	64	Director
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
of the Partnership for New

York City and serves on the boards of The Asia Society and New York Presbyterian Hospital, as well as on The Advisory Board of the School of Economics and Management at Tsinghua University, Beijing. He is a Trustee of The Frick Collection in New York City and Chairman Emeritus of the board of directors of The John F. Kennedy Center for the Performing Arts. In 2007, Mr. Schwarzman was included in TIME’s “100 Most Influential People.” In 2016, he topped Forbes Magazine’s list of the most influential people in finance and in 2018 was ranked in the Top 50 on Forbes’ list of the “World’s Most Powerful People.” The Republic of France has awarded Mr. Schwarzman both the Légion d’Honneur and the Ordre des Arts et des Lettres at the Commandeur level. Mr. Schwarzman is one of the only Americans to receive both awards recognizing significant contributions to France. He was also awarded the Order of the Aztec Eagle, Mexico’s highest honor for foreigners, for his work on behalf of the U.S. in support of the U.S.-Mexico-Canada Agreement in 2018. He is also the former Chairman of the President’s Strategic and Policy Forum, which was charged with providing direct input to the President of the United States from business leaders through a non-partisan,
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
Michael S. Chae
is Blackstone’s Chief Financial Officer and a member of the firm’s Management Committee. Mr. Chae has management responsibility over the firm’s global finance, treasury, technology and corporate development functions. Since joining Blackstone in 1997, Mr. Chae has served in a broad range of leadership roles including Head of International Private Equity, Head of Private Equity for Asia/Pacific, and overseeing Private Equity investments in various sectors and the investment process for Tactical Opportunities. Mr. Chae led or was involved in numerous Blackstone investments over that time period. Before joining Blackstone, Mr. Chae worked at the Carlyle Group, L.P. and prior to that at Dillon, Read & Co. He has served on numerous boards of private and publicly traded portfolio companies. Mr. Chae previously served as President of the Board of Trustees of the Lawrenceville School, and he is also a member of the Council on Foreign Relations and the Board of Trustees of the Asia Society and the St. Bernard’s School. Mr. Chae established the Chae Initiative in Private Sector Leadership at Yale Law School. Mr. Chae received an AB from Harvard College, an MPhil. in International Relations from Cambridge University and a JD from Yale Law School.
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

Joseph P. Baratta
is Global Head of Private Equity at Blackstone and a member of the board of directors. Mr. Baratta was elected to the board of directors effective March 2, 2020. He also sits on the firm’s Management Committee. Mr. Baratta joined Blackstone in 1998 and in 2001 he moved to London to help establish Blackstone’s corporate private equity business in Europe. Before joining Blackstone, Mr. Baratta was with Tinicum Incorporated and McCown De Leeuw & Company. Mr. Baratta also worked at Morgan Stanley in its mergers and acquisitions department. Mr. Baratta has served on the boards of a number of Blackstone portfolio companies and currently serves as a member or observer on the boards of directors of First Eagle Investment Management, Refinitiv, SESAC, Ancestry, Candle Media and Merlin Entertainments Group. He is also a member of the Board of Trustees of Georgetown University, is a trustee of the Tate Foundation, and serves on the board of Year Up, an organization focused on youth employment.
Kelly A. Ayotte
is a member of our board of directors. Ms. Ayotte was elected to the board of directors effective May 13, 2019. Ms. Ayotte represented New Hampshire in the United States Senate from 2011 to 2016, where she chaired the Armed Services Subcommittee on Readiness and the Commerce Subcommittee on Aviation Operations. Ms. Ayotte also served on the Homeland Security and Governmental Affairs, Budget, Small Business and Entrepreneurship, and Aging Committees. Ms. Ayotte served as the “Sherpa” for Justice Neil Gorsuch, leading the effort to secure his confirmation to the United States Supreme Court. From 2004 to 2009, Ms. Ayotte served as New Hampshire’s first female Attorney General having been appointed to that position by Republican Governor Craig Benson and reappointed twice by Democratic Governor John Lynch. Prior to that, she served as the Deputy Attorney General, Chief of the Homicide Prosecution Unit and as Legal Counsel to Governor Craig Benson. Ms. Ayotte began her career as a law clerk to the New Hampshire Supreme Court and as an associate at the Mclane Middleton law firm. Ms. Ayotte serves on the board of directors of Caterpillar Inc. and its nomination, governance and public policy committee, the board of directors of News Corporation and its nomination and governance committee and the board of directors of Boston Properties, Inc. and as chair of its compensation committee and a member of its nomination and governance committee. Ms. Ayotte also serves on the board of directors of Blink Health LLC and BAE Systems Inc., where she chairs the compensation committee, and previously she served on the board of directors of Bloom Energy Corporation and chaired its nomination and governance committee. Ms. Ayotte also serves on the advisory boards of Microsoft, Chubb Insurance and Cirtronics. Ms. Ayotte is a Senior Advisor to Citizens for Responsible Energy Solutions. Ms. Ayotte also serves on the non-profit
boards of the One Campaign, International Republican Institute, the McCain Institute, Winning for Women, NH Veteran’s Count and NH Swim with a Mission. Ms. Ayotte is also a member of the Board of Advisors for the Center on Military and Political Power at the Foundation for Defense of Democracies.
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
Reginald J. Brown
is a member of the board of directors of Blackstone. Mr. Brown was elected to the board of directors effective September 15, 2020. Mr. Brown is a partner in the Washington, D.C., office of Kirkland & Ellis LLP. Prior to joining Kirkland, Mr. Brown was a partner at WilmerHale, where he served as chairman of the firm’s Financial Institutions Group and led the firm’s congressional investigations practice as vice chair of the Crisis Management and Strategic Response Group. From 2003 to 2005, Mr. Brown served as associate White House Counsel and special assistant to the President and worked as Assistant to the CEO and Vice President for Corporate Strategy at Nationwide Mutual Insurance Company. Mr. Brown is a member of the boards of the Foundation for Excellence in Education, the Property and Environment Research Center, the American Council on Germany and the National Center for State Courts. Mr. Brown holds a BA from Yale University and a JD from Harvard Law School.
Sir John Antony Hood
is a member of our board of directors. Sir John was elected to the board of directors effective May 14, 2018. Sir John previously served as the President and Chief Executive Officer of the Robertson Foundation, the Chair of the Rhodes Trust, on the board of the Mandela Rhodes Foundation, as Chairman of BMT Group, Ltd, and as a director of WPP plc, where he was chairman of the compensation committee. He currently serves on the Advisory Boards of the Blavatnik School of Government and the Smith School of Enterprise and the Environment at Oxford. In addition, Sir John serves on the boards of the Fletcher Trust, the British Heart Foundation, Success Academy, and the Said Business School Foundation, and on the advisory board for the African Leadership Academy. From 2004 to 2009, Sir John served as Vice-Chancellor of the University of Oxford, and from 1999 to 2004, he served as Vice-Chancellor of The University of Auckland. Sir John earned a Bachelor of Engineering and a PhD in Civil Engineering from The University of Auckland. Upon completing his doctorate, he was awarded a Rhodes Scholarship to study at the University of Oxford. There he read for an MPhil in Management Studies and was a member of Worcester College. Sir John has been appointed a Knight Companion to the New Zealand Order of Merit.
Rochelle B. Lazarus
is a member of our board of directors. Ms. Lazarus was elected to the board of directors effective July 9, 2013. Ms. Lazarus is Chairman Emeritus of Ogilvy & Mather and served as Chairman of that company from 1997 to June 2012. Prior to becoming Chief Executive Officer and Chairman, she also served as President of O&M Direct North America, Ogilvy & Mather New York, and Ogilvy & Mather North America. Ms. Lazarus currently serves on the boards of Rockefeller Capital Management, Organon, World Wildlife Fund, Lincoln Center for the Performing Arts and the Partnership for New York City. She also previously served on the board of General Electric Company and Merck & Co. Ms. Lazarus is a trustee of the New York Presbyterian Hospital and is a member of the Board of Overseers of Columbia Business School.
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
William G. Parrett
is a member of our board of directors. Mr. Parrett was elected to the board of directors effective November 9, 2007. Until May 31, 2007, Mr. Parrett served as the Chief Executive Officer of Deloitte Touche Tohmatsu and Senior Partner of Deloitte (USA). Certain of the member firms of Deloitte Touche Tohmatsu or their subsidiaries and affiliates provide professional services to Blackstone or its affiliates. Mr. Parrett co-
founded the Global Financial Services Industry practice of Deloitte and served as its first Chairman. Mr. Parrett is a member of the board of directors of New York Foundation for Senior Citizens, ThoughtWorks, where he is the chair of the audit committee, Oracle Corporation, where he is a member of the nominating and governance committee, and UBS America, where he is Chairman of the board of directors. Mr. Parrett was also previously a member of the board of directors of Eastman Kodak Company, Thermo Fisher Scientific Inc., UBS AG and Conduent Inc. Mr. Parrett is a Senior Trustee of the United States Council for International Business and a past Chairman of the Board of Trustees of United Way Worldwide. Mr. Parrett is a Certified Public Accountant with an active license.
Ruth Porat
is a member of the board of directors of Blackstone. Ms. Porat was elected to the board of directors effective June 25, 2020. Ms. Porat joined Google as Senior Vice President and Chief Financial Officer in May 2015 and has also held the same title at Alphabet since it was created in October 2015. She is responsible for Finance, Business Operations and Real Estate & Workplace Services. Prior to joining Google, Ms. Porat was Executive Vice President and Chief Financial Officer of Morgan Stanley. At Morgan Stanley, Ms. Porat held roles that included Vice Chairman of Investment Banking,
Co-Head
of Technology Investment Banking and Global Head of the Financial Institutions Group. Ms. Porat is a member of the Board of Directors of the Stanford Management Company, the University’s endowment, and previously served ten years on the Stanford University Board of Trustees. Ms. Porat is a member of the Board of Directors of the Council on Foreign Relations, and a member of the Advisory Council of the Hutchins Center on Fiscal and Monetary Policy at the Brookings Institution and the Aspen Institute Economic Strategy Group. Ms. Porat holds a BA from Stanford University, an MSc from The London School of Economics and an MBA from the Wharton School.
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
When considering whether the board’s directors have the experience, qualifications, attributes and skills, taken as a whole, to enable the board to satisfy its oversight responsibilities effectively in light of Blackstone’s business and structure, Mr. Schwarzman focused on the information described in each of the board members’ biographical information set forth above. In particular, with regard to Ms. Ayotte, Mr. Schwarzman considered her distinguished career in government and public service, especially her service as a United States Senator and as New Hampshire Attorney General. With regard to Mr. Breyer, Mr. Schwarzman considered his extensive financial background and significant investment experience at Breyer Capital and Accel Partners. With regard to Mr. Brown, Mr. Schwarzman considered his distinguished career in public service and experience advising large institutions and prominent figures in the private and public sector. With regard to Sir John, Mr. Schwarzman considered his distinguished experience playing a key role in the management and oversight of leading, complex institutions and philanthropic organizations around the world. With regard to Ms. Lazarus, Mr. Schwarzman considered her extensive business background and her management experience in a variety of senior leadership roles at Ogilvy & Mather. With regard to Mr. Light, Mr. Schwarzman considered his distinguished career as a professor and dean at Harvard Business School with extensive knowledge and expertise of the investment management and capital markets industries. With regard to Mr. Mulroney, Mr. Schwarzman considered his distinguished career of government service, especially his service as the Prime Minister of Canada. With regard to Mr. Parrett, Mr. Schwarzman considered his significant experience, expertise and background with regard to auditing and accounting matters, his leadership role at Deloitte and his extensive experience serving as a director on boards of directors. With regard to Ms. Porat, Mr. Schwarzman considered her extensive experience in the financial industry and her leadership roles with Alphabet, Google and Morgan Stanley. With regard to Messrs. Gray and Baratta, Mr. Schwarzman considered their leadership and extensive knowledge of our business and operations gained through their years of service at our firm and, with regard to himself, Mr. Schwarzman considered his role as founder and long-time Chief Executive Officer of our firm.
Controlled Company Exception and Director Independence
Because the Series II Preferred Stockholder holds more than 50% of the voting power for the election of directors, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these standards, a “controlled company” may elect not to comply with certain corporate governance standards, including the requirements (a) that a majority of its board of directors consist of independent directors, (b) that its board of directors have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (c) that its board of directors have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. See “Part I. Item 1A Risk Factors —

Risks Related to Our Organizational Structure — We are a controlled company and as a result fall within the exceptions from certain corporate governance and other requirements under the rules of the New York Stock Exchange.” We currently utilize the second and third of these exemptions. In the event that we cease to be a “controlled company” and our shares of common stock continue to be listed on the NYSE, we will be required to comply with these provisions within the applicable transition periods. While we are exempt from the NYSE rules requiring a majority of independent directors, we currently have and intend to continue to maintain a majority independent board of directors.
Our board of directors has a total of twelve members, including nine members, Messrs. Breyer, Brown, Hood, Light, Mulroney and Parrett, and Mses. Ayotte, Lazarus and Porat, who are independent under NYSE rules relating to corporate governance matters and the independence standards described in our governance policy.
Board Committees
Our board of directors has three standing committees: the audit committee, the compensation committee and the executive committee.
Audit Committee
. The audit committee consists of Messrs. Parrett (Chairman), Breyer, Hood and Light and Mses. Ayotte, Lazarus and Porat. The purpose of the audit committee is, among other things, to assist the board of directors in fulfilling its responsibility with respect to its oversight of (a) the quality and integrity of our financial statements, (b) our compliance with legal and regulatory requirements, (c) our independent auditor’s qualification, independence and performance, and (d) the performance of our internal audit function. The audit committee’s responsibilities also include reviewing with management, the independent auditors and internal audit, the areas of material risk to our operations and financial results, including major financial risks and exposures and our guidelines and policies with respect to risk assessment and risk management. The members of the audit committee meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the NYSE listing standards and SEC rules applicable to audit committees. The board of directors has determined that each of Mr. Parrett and Mses. Lazarus and Porat is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation
S-K.
The audit committee has a charter, which is available on our website at http://ir.blackstone.com under “Corporate Governance.”
Compensation Committee
. The compensation committee consists of Mr. Schwarzman. The purpose of the compensation committee is, among other things, to fix, and establish policies for, the compensation of officers and employees of the Company and its subsidiaries.
Executive Committee
. The executive committee consists of Messrs. Schwarzman, Gray and Baratta. The board of directors has delegated all of the power and authority of the full board of directors to the executive committee to act when the board of directors is not in session.
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
non-management
members of our board of directors meet at least quarterly. The presiding director at these non-management
board member meetings is Mr. Parrett. All interested parties, including any employee or shareholder, may send communications to the non-management
members of our board of directors by writing to: Blackstone Inc., Attn: Audit Committee, 345 Park Avenue, New York, New York 10154.
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of a registered class of Blackstone Inc.’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2021, such persons complied with all such filing requirements, with the exception of the following late filings, due to an administrative oversight and related to grants of deferred restricted shares of common stock under our Amended & Restated 2007 Equity Incentive Plan: a Form 4 report on April 1, 2021 by each of Messrs. Baratta, Chae, Gray, Finley and Striano.

Item 11.	Executive Compensation
Compensation Discussion and Analysis
Overview of Compensation Philosophy and Program
The intellectual capital collectively possessed by our senior managing directors (including our named executive officers) and other employees is the most important asset of our firm. We invest in people. We hire qualified people, train them, encourage them to provide their best thinking to the firm for the benefit of the investors in the funds we manage, and compensate them in a manner designed to retain and motivate them and align their interests with those of the investors in our funds and our shareholders.
Our overriding compensation philosophy for our senior managing directors and certain other employees is that compensation should be composed primarily of (a) annual cash bonus payments tied to the performance of the applicable business unit(s) in which such employee works, (b) performance interests (composed primarily of Performance Allocations, commonly referred to as carried interest, and incentive fee interests) tied to the performance of the investments made by the funds in the business unit in which such employee works or for which he or she has responsibility, (c) deferred equity awards reflecting the value of our common stock, and (d) additional cash payments and equity awards tied to extraordinary performance of such employee or other circumstances (for example, if there has been a change of role or responsibility). We believe base salary should represent a significantly lesser component of total compensation. We believe the appropriate combination of annual cash bonus payments and performance interests or deferred equity awards encourages our senior managing directors and other employees to focus on the underlying performance of our investment funds, as well as the overall performance of the firm and interests of our shareholders. To that end, the primary form of compensation to our senior managing directors and other employees who work in operations related to our carry funds or funds that pay incentive fees is generally a combination of annual cash bonus payments tied to the performance of the applicable business unit in which such employee works, carried interest or incentive fee interests and deferred equity awards. Along the same lines, the primary form of compensation to our senior managing directors and other employees who do not work in such fund operations is generally a combination of annual cash bonus payments tied to the performance of the applicable business unit in which such employee works and deferred equity awards.
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
Our compensation program includes significant elements that discourage excessive risk-taking and aligns the compensation of our employees with the long-term performance of the firm. For example, notwithstanding the fact that for accounting purposes we accrue compensation for the Performance Plans (as defined below) related to our carry funds as increases in the carrying value of the portfolio investments are recorded in those carry funds, we only make cash payments to our employees related to carried interest when profitable investments have been realized and cash is distributed first to the investors in our funds, followed by the firm and only then to employees of the firm. Moreover, if a carry fund fails to achieve specified investment returns due to diminished performance of later investments, our Performance Plans entitle us to “clawback” carried interest payments previously made to an employee for the benefit of the limited partner investors in that fund, and we escrow a portion of all carried interest payments made to employees to help fund their potential future “clawback” obligations, all of which further discourages excessive risk-taking by our employees. Similarly, for our investment funds that pay incentive fees, those incentive fees are only paid to the firm and employees of the firm to the extent an applicable fund’s portfolio of investments has profitably appreciated in value (in most cases above a specified level) during the applicable period. In addition, and as noted below with respect to our named executive officers, the requirement that we have our professional employees invest in certain of the funds they manage directly aligns the interests of our professionals and our fund investors. In most cases, these investments represent a significant percentage of employees’
after-tax
compensation. Lastly, because our equity awards have significant vesting or deferral provisions, the actual amount of compensation realized by the recipient will be tied directly to the long-term performance of our common stock. In addition, in applicable jurisdictions, specifically in the European Union and the United Kingdom, our compensation program includes additional remuneration policies that may limit or otherwise alter the compensation for certain employees consistent with local regulatory requirements and aimed at, among other things, discouraging inappropriate risk-taking and aligning compensation with the firm’s strategy and long-term interests consistent with our general compensation program.
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
Minimum Retained Ownership Requirements
. We believe the continued ownership by our named executive officers of significant amounts of our equity affords significant alignment of interests with our shareholders. For equity awards granted from 2019 and onward, our named executive officers are required to hold 25% of their vested equity (other than vested common stock awarded under our Bonus Deferral Plan) for two years after each vesting event, unless the named executive officer’s employment terminates prior to release, in which case the vested equity will be released two years after termination of employment. The minimum retained ownership requirements for our named executive officers are further described below under “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2021 — Terms of Discretionary Equity Awards — Minimum Retained Ownership Requirements.”
Named Executive Officers
In 2021, our named executive officers were:

Executive	Title
Stephen A. Schwarzman	Chairman and Chief Executive Officer
Jonathan D. Gray	President and Chief Operating Officer
Hamilton E. James	Former Executive Vice Chairman*
Michael S. Chae	Chief Financial Officer
John G. Finley	Chief Legal Officer
* Effective January 31, 2022, Mr. James retired as a director and as Executive Vice Chairman of Blackstone.

Compensation Elements for Named Executive Officers
The key elements of the compensation of our named executive officers for 2021 were base compensation, which is composed of base salary, cash bonus and equity-based compensation, and performance compensation, which is composed of carried interest and incentive fee allocations:
1.
Base Salary
. Each named executive officer received a $350,000 annual base salary in 2021, which equals the total yearly partnership drawings that were received by each of our senior managing directors prior to our initial public offering in 2007. In keeping with historical practice, we continue to pay this amount as a base salary.
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
Each of our named executive officers other than Mr. Schwarzman received annual cash bonus payments in 2021 in addition to their base salary. These cash bonus payments included participation interests in the earnings of the firm’s various investment businesses. For a certain named executive officer, the indicative participation interest was disclosed to such named executive officer at the beginning of each year and represented an estimate of the expected percentage participation that such named executive officer may have had in the business’ performance for that year. For all named executive officers, the amount of cash payments paid to such named executive officer at the end of the year in respect of such year was determined in the discretion of Mr. Schwarzman and Mr. Gray, as described below. Earnings for the firm’s investment businesses are calculated based on the annual operating income of the businesses and are generally a function of the performance of the businesses, which is evaluated by Mr. Schwarzman and Mr. Gray. The ultimate cash payment amounts were based on (a) the prior and anticipated performance of the named executive officer, (b) the prior and anticipated performance of the firm’s segments and product lines, (c) the overall success of the firm and (d) where applicable, the estimated participation interests given to the named executive officer at the beginning of the year in respect of the investments to be made in that year. We make annual cash bonus payments in the first quarter of the ensuing year to reward individual performance for the prior year. The ultimate cash payments that are made are fully discretionary as further discussed below under “— Determination of Incentive Compensation.”
For 2021, all employees other than Mr. Schwarzman and Mr. James were selected to participate in the Bonus Deferral Plan. The Bonus Deferral Plan provides for the deferral of a portion of each participant’s annual cash bonus payment. The portion deferred is prescribed under the Bonus Deferral Plan and is calculated in accordance with certain adjustments, including reductions for mandatory contributions to our investment funds. By deferring a portion of a participant’s compensation for three years, the Bonus Deferral Plan acts as an employment retention mechanism and thereby enhances the alignment of interests between such participant and the firm. Many publicly traded asset managers utilize deferred compensation plans as a means of retaining and motivating their professionals, and we believe that it is in the interest of our shareholders to do the same for our personnel.
On January 7, 2022, Mr. Gray, Mr. Chae and Mr. Finley each received a deferral award under the Bonus Deferral Plan of deferred restricted common stock units in respect of their service in 2021. The amount of each participant’s annual cash bonus payment deferred under the Bonus Deferral Plan is calculated pursuant to a deferral rate table using the participant’s total annual incentive compensation, which generally includes such participant’s annual cash bonus payment and a portion of any incentive fees earned in connection with our investment funds and is subject to certain adjustments, including reductions for mandatory contributions to our investment funds. The percentage of the 2021 annual cash bonus payment mandatorily deferred into deferred restricted common stock units for Messrs. Gray, Chae and Finley was approximately 100%, 46.0% and 47.3%, respectively. These awards are reflected as stock awards for fiscal year 2021 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2021 table.

3.
Discretionary Equity Awards
. On April 1, 2021, Mr. Gray, Mr. Chae and Mr. Finley were awarded a discretionary award of 533,628, 105,322 and 91,279 deferred restricted common stock units, respectively. These awards reflected 2020 performance and were intended to further promote retention and to incentivize future performance. The awards were granted under the 2007 Equity Incentive Plan. The awards will vest 10% on July 1, 2022, 10% on July 1, 2023, 20% on July 1, 2024, 30% on July 1, 2025 and 30% on July 1, 2026. These awards are reflected as stock awards for fiscal 2021 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2021 table.
In January 2022, Mr. Gray, Mr. Chae and Mr. Finley were each informed of anticipated discretionary awards of deferred restricted common stock units with values of $38,000,000, $10,500,000 and $9,000,000, respectively. These anticipated awards reflect 2021 performance and are intended to further promote retention and to incentivize future performance. These awards are expected to be granted under the 2007 Equity Incentive Plan on April 1, 2022, subject to the named executive officer’s continued employment through such date. Once granted, these awards will vest 10% on July 1, 2023, 10% on July 1, 2024, 20% on July 1, 2025, 30% on July 1, 2026 and 30% on July 1, 2027 and will be reflected as stock awards for fiscal 2022 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2022 table.
4.
Participation in Carried Interest and Incentive Fees
. During 2021, all of our named executive officers participated in the carried interest of our carry funds and/or the incentive fees of our funds that pay incentive fees through their participation interests in the carry or incentive fee pools generated by these funds. The carry or incentive fee pool with respect to each fund in a given year is funded by a fixed percentage of the total amount of carried interest or incentive fees earned by Blackstone for such fund in that year. We refer to these pools and employee participation therein as our “Performance Plans” and payments made thereunder as “performance payments.” Because the aggregate amount of performance payments payable through our Performance Plans is directly tied to the performance of the funds, we believe this fosters a strong alignment of interests between the investors in those funds and these named executive officers, and therefore benefits our shareholders. In addition, most alternative asset managers, including several of our competitors, use participation in carried interest or incentive fees as a central means of compensating and motivating their professionals, and we must do the same in order to attract and retain the most qualified personnel. For purposes of our financial statements, we treat the income allocated to all our personnel who have participation interests in the carried interest or incentive fees generated by our funds as compensation, and the amounts of carried interest and incentive fees earned by named executive officers are reflected as “All Other Compensation” in the Summary Compensation Table. Distributions in respect of our Performance Plans for each named executive officer are determined on the basis of the percentage participation in the relevant investments previously allocated to that named executive officer, which percentage participations are established in January of each year in respect of the investments to be made in that year. The percentage participation for a named executive officer may vary from year to year and fund to fund due to several factors, and may include changes in the size and composition of the pool of Blackstone personnel participating in such Performance Plan in a given year, the performance of our various businesses, new developments in our businesses and product lines, and the named executive officer’s leadership and oversight of the function for which the named executive officer is responsible and such named executive officer’s contributions with respect to our strategic initiatives. In addition, certain of our employees, including our named executive officers, may participate in profit sharing initiatives whereby these individuals may receive allocations of investment income from Blackstone’s firm investments. Our employees, including our named executive officers, may also receive equity awards in our investment advisory clients and/or be allocated securities of such clients that we have received.
(a)
Carried Interest
. Distributions of carried interest in cash (or, in some cases, in-kind)
to our named executive officers and other employees who participate in our Performance Plans relating to our carry funds depends on the realized proceeds and timing of the cash realizations of the investments owned by the carry funds in which they participate. Our carry fund agreements also set forth specified preconditions to a carried interest distribution, which typically include that there must have been a positive return on the relevant investment and that the fund must be above its carried interest hurdle rate. In addition, as described below, employees or senior managing directors may also be required to have fulfilled specified service requirements in order to be eligible to receive carried interest distributions. For our carry funds, carried interest distributions for the named executive officer’s participation interests are generally made to the named executive officer following the actual realization of the investment, although a portion of such carried interest is held back by the firm in respect of any future “clawback”

obligation related to the fund. In allocating participation interests in the carry pools, we have not historically taken into account or based such allocations on any prior or projected triggering of any “clawback” obligation related to any fund. To the extent any “clawback” obligation were to be triggered for a fund, carried interest previously distributed to a named executive officer would have to be returned to the limited partners of such fund, thereby reducing the named executive officer’s overall compensation for any such year. Moreover, because a carried interest recipient (including Blackstone itself) may have to fund more than its respective share of a “clawback” obligation under the governing documents (generally, up to an additional 67%), there is the possibility that the compensation paid to a named executive officer for any given year could be significantly reduced or even negative in the event a “clawback” obligation were to arise.
Participation in carried interest generated by our carry funds for all participating named executive officers other than Mr. Schwarzman and Mr. James is subject to vesting. Vesting serves as an employment retention mechanism and thereby enhances the alignment of interests between a participant in our Performance Plans and the firm. Carried interest generally vests in equal installments on the first through fourth anniversary of the closing of the investment to which it relates (unless an investment is realized prior to the expiration of such four-year anniversary, in which case an active named executive officer is deemed 100% vested in the proceeds of such realizations). In addition, any named executive officer who is retirement eligible will automatically vest in 50% of their otherwise unvested carried interest allocation upon retirement. (See “—
Non-Competition
and
Non-Solicitation
Agreements — Retirement.”) We believe that vesting of carried interest participation enhances the stability of our senior management team and provides greater incentives for our named executive officers to remain at the firm. Due to his unique status as a founder and the longtime chief executive officer of our firm, Mr. Schwarzman vests in 100% of his carried interest participation related to any investment by a carry fund upon the closing of that investment. In recognition of his significant contributions to the firm and the value Mr. James provided as Executive Vice Chairman, Mr. James fully vests in any carried interest participation related to any investment by a carry fund upon the closing of that investment.
(b)
Incentive Fees
. Cash distributions of incentive fees to our named executive officers and other employees who participate in our Performance Plans relating to the funds that pay incentive fees depends on the performance of the investments owned by those funds in which they participate. For our investment funds that pay incentive fees, those incentive fees are only paid to the firm and employees of the firm to the extent an applicable fund’s portfolio of investments has profitably appreciated in value (in most cases above a specified level) during the applicable period and following the calculation of the profit split (if any) between the fund’s general partner or investment adviser and the fund’s investors.
(c)
Investment Advisory Client Interests
. BXMT, Blackstone Residential Trust (“BXRT”) and Blackstone Real Estate Income Trust (“BREIT”) are investment advisory clients of Blackstone. Compensation we receive from investment advisory clients in the form of securities may be allocated to employees and senior managing directors. In 2021, Messrs. Schwarzman, Gray, James, Chae and Finley were allocated restricted shares of listed common stock of BXMT in connection with investment advisory services provided by Blackstone to BXMT. In 2021, Messrs. Schwarzman, Gray, James, Chae and Finley were also allocated fully vested shares of BREIT. The BREIT shares were allocated in the first quarter of 2021 in respect of 2020 performance. The value of these allocated shares is reflected as “All Other Compensation” in the Summary Compensation Table.
5.
Other Benefits
. Upon the consummation of our initial public offering in June 2007, we entered into a founding member agreement with our founder, Mr. Schwarzman, which provides (as subsequently amended) specified benefits to him following his retirement. (See “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2021 — Schwarzman Founding Member Agreement.”) Mr. Schwarzman and Mr. Gray are and Mr. James was provided certain security services, which may include home security systems and monitoring, and personal and related security services. These security services are provided for our benefit, and we consider the related expenses to be appropriate business expenses rather than personal benefits for Mr. Schwarzman, Mr. Gray and Mr. James. Nevertheless, the expenses associated with these security services are reflected in the “All Other Compensation” column of the Summary Compensation Table below to the extent the aggregate amount of all perquisites or other personal benefits received by the named executive officer exceeded $10,000. In addition, in 2021, we provided certain unused company-leased office space, and limited administrative support, for use by certain individuals who work for the Education Finance Institute (EFI), a charitable organization formed by Mr. James, for which there was no incremental cost to Blackstone.
Determination of Incentive Compensation
Mr. Schwarzman reserves final approval of each named executive officer’s compensation, other than his own, and receives recommendations from Mr. Gray on such compensation determinations (other than with respect to Mr. Gray’s own compensation). Mr. Schwarzman’s compensation has been established pursuant to the terms of his amended and restated founding member agreement, which is described below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2021 — Schwarzman Founding Member Agreement.” For 2021, these decisions were based primarily on Mr. Schwarzman’s and Mr. Gray’s assessment of such named executive officer’s individual performance, operational performance for the areas of the business for which the named executive officer has responsibility, and the named executive officer’s potential to enhance investment returns for the investors in our funds and service to our advisory clients, and to contribute to long-term shareholder value. In evaluating these factors, Mr. Schwarzman and Mr. Gray relied upon their judgment to determine the ultimate amount of a named executive officer’s annual cash bonus payment and participation in carried interest, incentive fees and investment advisory client interests that was necessary to properly induce the named executive officer to seek to achieve our objectives and reward a named executive officer in achieving those objectives over the course of the prior year. Key factors that Mr. Schwarzman considered in making such determination with respect to Mr. Gray were his service as President and Chief Operating Officer, his role in overseeing the growth and operations of the firm, and his leadership on the strategic direction of the firm. Key factors that Messrs. Schwarzman and Gray considered in making such determinations with respect to Mr. James were his role in helping develop new businesses, serving as a firm spokesman and managing strategic external relationships. Key factors that Messrs. Schwarzman and Gray considered in making such determinations with respect to Mr. Chae were his leadership and oversight of our global finance, treasury, technology and corporate development functions and his role in strategic initiatives undertaken by the firm. Key factors that Messrs. Schwarzman and Gray considered in making such determinations with respect to Mr. Finley were his leadership and oversight of our global legal and compliance functions, his role in positioning the firm to be compliant with and responsive to evolving legal and regulatory requirements applicable to us and our investment businesses, and his role in strategic initiatives undertaken by the firm. For 2021, Messrs. Schwarzman and Gray also considered each named executive officer’s prior year annual cash bonus payments, indicative participation interests disclosed to the named executive officer at the beginning of the year, his allocated share of performance interests through participation in our Performance Plans, the appropriate balance between incentives for long-term and short-term performance, and the compensation paid to the named executive officer’s peers within the firm. The actual cash bonus amounts awarded based on these considerations, net of the portion of Mr. Gray’s, Mr. Chae’s and Mr. Finley’s bonus mandatorily deferred into deferred restricted common stock units pursuant to the Bonus Deferral Plan, are reflected in the “Bonus” column of the Summary Compensation Table below.
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
Stephen A. Schwarzman
Compensation Committee Interlocks and Insider Participation
During 2021, our compensation committee was comprised of Mr. Schwarzman, and none of our executive officers served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served on our compensation committee or our board of directors. For a description of certain transactions between us and Mr. Schwarzman, see “— Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Summary Compensation Table
The following table provides summary information concerning the compensation of our Chief Executive Officer, our Chief Financial Officer and each of our three other most highly compensated employees who served as executive officers at December 31, 2021, for services rendered to us. These individuals are referred to as our named executive officers in this annual report.

Name and Principal Position	Year	Salary	Bonus (a)	Stock Awards (b)	All Other Compensation (c)	Total
Stephen A. Schwarzman	2021	$350,000	$—	$—	$159,931,754	$160,281,754
Chairman and	2020	$350,000	$—	$—	$86,030,331	$86,380,331
Chief Executive Officer	2019	$350,000	$—	$—	$56,723,953	$57,073,953

Jonathan D. Gray	2021	$350,000	$—	$52,408,134	$103,836,036	$156,594,170
President and	2020	$350,000	$4,650,000	$36,838,755	$81,366,606	$123,205,361
Chief Operating Officer	2019	$350,000	$10,000,000	$33,006,635	$55,637,598	$98,994,233

Hamilton E. James	2021	$350,000	$16,786,756	$—	$79,375,028	$96,511,784
Former Executive Vice	2020	$350,000	$19,052,642	$—	$45,373,247	$64,775,889
Chairman	2019	$350,000	$27,347,258	$—	$28,265,429	$55,962,687

Michael S. Chae	2021	$350,000	$4,566,274	$11,278,331	$14,610,658	$30,805,263
Chief Financial Officer	2020	$350,000	$4,650,000	$12,160,258	$10,825,066	$27,985,324
	2019	$350,000	$5,713,868	$3,960,195	$5,556,311	$15,580,374

John G. Finley	2021	$350,000	$3,558,699	$9,623,557	$4,260,136	$17,792,392
Chief Legal Officer	2020	$350,000	$3,737,919	$6,849,868	$2,341,112	$13,278,899
	2019	$350,000	$3,691,801	$4,564,697	$1,383,733	$9,990,231

(a)	The amounts reported in this column reflect the annual cash bonus payments made for performance in the indicated year.
The amount reported as “bonus” for 2021 for Mr. Gray, Mr. Chae and Mr. Finley is shown net of their mandatory deferral pursuant to the Bonus Deferral Plan. The deferred amounts for 2021 were as follows: Mr. Gray, $14,202,970, Mr. Chae, $3,883,726 and Mr. Finley, $3,191,301. For additional information on the Bonus Deferral Plan, see “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2021 — Terms of Deferred Restricted Common Stock Units Granted Under the Bonus Deferral Plan in 2022 and Prior Years.”

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

Amounts reported for 2021 reflect the following deferred restricted common stock units granted on January 7, 2022, for 2021 performance under the Bonus Deferral Plan: Mr. Gray, 105,312 deferred restricted common stock units with a grant date fair value of $12,284,645, Mr. Chae, 28,797 deferred restricted common stock units with a grant date fair value of $3,359,170 and Mr. Finley, 23,663 deferred restricted common stock units with a grant date fair value of $2,760,289. The grant date fair value of these equity awards is computed in accordance with GAAP and generally differs from the dollar amount of such awards. For additional information on the Bonus Deferral Plan, see “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2021 — Terms of Discretionary Equity Awards.”

(c)
Amounts reported for 2021 include distributions, whether in cash or in-kind,
in respect of carried interest or incentive fee allocations relating to our Performance Plans to the named executive officer in 2021 as follows: $148,078,977 for Mr. Schwarzman, $91,723,689 for Mr. Gray, $76,730,810 for Mr. James, $14,020,954 for Mr. Chae and $4,002,810 for Mr. Finley. Any
in-kind
distributions in respect of carried interest are reported based on the market value of the securities distributed as of the date of distribution. For 2021, no named executive officers received such in-kind
distributions. We have determined to present compensation relating to carried interest and incentive fees within the Summary Compensation Table in the year in which such compensation is paid to the named executive officer under the terms of the relevant Performance Plan. Accordingly, the amounts presented in the table differ from the compensation expense recorded by us on an accrual basis for such year in respect of carried interest and incentive fees allocable to a named executive officer, which accrued amounts for 2021 are separately disclosed in this footnote to the Summary Compensation Table. We believe that the presentation of the actual amounts of carried interest- and incentive fee-related
compensation paid to a named executive officer during the year, instead of the amounts of compensation expense we have recorded on an accrual basis, most appropriately reflects the actual compensation received by the named executive officer and represents the amount most directly aligned with the named executive officer’s actual performance. By contrast, the amount of compensation expense accrued in respect of carried interest and incentive fees allocable to a named executive officer can be highly volatile from year to year, with amounts accrued in one year being reversed in a following year, and vice versa, causing such amounts to be less useful as a measure of the compensation actually earned by a named executive officer in any particular year.

To the extent compensation expense recorded by us on an accrual basis in respect of carried interest or incentive fee allocations (rather than cash or in-kind
distributions) were to be included for 2021, the amounts would be $538,338,736 for Mr. Schwarzman, $423,354,331 for Mr. Gray, $225,328,225 for Mr. James, $37,697,695 for Mr. Chae and $14,490,285 for Mr. Finley. For financial statement reporting purposes, the accrual of compensation expense is equal to the amount of carried interest and incentive fees related to performance fee revenues as of the last day of the relevant period as if the performance fee revenues in the funds generating such carried interest or incentive fees were realized as of the last day of the relevant period.
With respect to Messrs. Schwarzman, Gray, James, Chae and Finley, amounts shown for 2021 also include the value of restricted shares of listed common stock of BXMT allocated to such named executive officers based on the closing price of BXMT’s common stock on the date of the award as follows: $1,196,180 for Mr. Schwarzman, $553,456 for Mr. Gray, $139,791 for Mr. James, $59,921 for Mr. Chae and $26,148 for Mr. Finley. These restricted BXMT shares will vest over three years with one-sixth
of the shares vesting at the end of the second quarter after the date of the award and the remaining shares vesting in ten equal quarterly installments thereafter. In addition, with respect to Messrs. Schwarzman, Gray, James, Chae and Finley, amounts shown for 2021 also include the value of BREIT shares allocated to such named executive officers based on BREIT’s 2020 year-end
net asset value as follows: $8,079,665 for Mr. Schwarzman, $11,558,891 for Mr. Gray, $2,504,426 for Mr. James, $529,782 for Mr. Chae and $231,178 for Mr. Finley. These BREIT shares are fully vested upon delivery. With the exception of $2,576,932 of expenses related to security services in 2021 for Mr. Schwarzman and members of his family, there were no perquisites or other personal benefits provided to the other named executive officers for which the aggregate incremental cost to the Company exceeded $10,000, and information regarding any such perquisites or other personal benefits has therefore not been included. As noted above under “— Compensation Discussion and Analysis — Compensation Elements for Named Executive Officers — Other Benefits,” we consider the expenses for security services for Mr. Schwarzman to be for our benefit and appropriate business expenses rather than personal benefits for Mr. Schwarzman. Mr. Schwarzman makes business and personal use of a car and driver and he and members of his family may also make occasional business and personal use of an airplane in which we have a fractional interest, and in each case, he bears the full cost of such personal usage. In addition, certain Blackstone personnel administer personal matters for Mr. Schwarzman and members of his family and certain matters for the Stephen A. Schwarzman Education Foundation (“SASEF”) and the Stephen A. Schwarzman Foundation

(“SASF”), and Mr. Schwarzman, SASEF and SASF, as applicable, respectively, bear the full incremental cost to us of such personnel, if any. Mr. James and members of his family made occasional business and personal use of an airplane in which we have a fractional interest, and he bore the full incremental cost of such personal usage. There is no incremental expense incurred by us in connection with the use of any car and driver, airplane or personnel by Messrs. Schwarzman or James, as described above.
Grants of Plan-Based Awards in 2021
The following table provides information concerning equity awards granted in 2021 or, for deferred restricted common stock units granted under the Bonus Deferral Plan or on the same terms as the deferred bonus awards under the Bonus Deferral Plan, with respect to 2021, to our named executive officers:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units		Grant Date Fair Value of Stock and Option Awards
Stephen A. Schwarzman	—	—		$—
Jonathan D. Gray	4/1/2021	533,628	(a)	$40,123,489
	1/7/2022	105,312	(b)	$12,284,645
Hamilton E. James	—	—		$—
Michael S. Chae	4/1/2021	105,322	(a)	$7,919,161
	1/7/2022	28,797	(b)	$3,359,170
John G. Finley	4/1/2021	91,279	(a)	$6,863,268
	1/7/2022	23,663	(b)	$2,760,289

(a)	Represents deferred restricted common stock units granted under our 2007 Equity Incentive Plan and reflects 2020 performance.
(b)
Represents deferred restricted common stock units granted in 2022 under the Bonus Deferral Plan for 2021 performance. These grants are reflected in the “Stock Awards” column of the Summary Compensation Table in 2021.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2021
Terms of Discretionary Equity Awards
Vesting Provisions
. The 981,883 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Chae in 2016 began vesting annually in substantially equal installments over six years beginning on July 1, 2019. The 708,601, 47,241 and 47,241 deferred restricted Blackstone Holdings Partnership Units granted in 2019 to Mr. Gray, Mr. Chae and Mr. Finley, respectively, will vest 20% on July 1, 2022, 30% on July 1, 2023 and 50% on July 1, 2024. The 757,217, 216,348 and 108,174 deferred restricted common stock units granted in 2020 to Mr. Gray, Mr. Chae and Mr. Finley, respectively, vested 10% on July 1, 2021, and will vest 10% on July 1, 2022, 20% on July 1, 2023, 30% on July 1, 2024 and 30% on July 1, 2025. The 533,628, 105,322 and 91,279 deferred restricted common stock units granted in 2021 to Mr. Gray, Mr. Chae and Mr. Finley, respectively, will vest 10% on July 1, 2022, 10% on July 1, 2023, 20% on July 1, 2024, 30% on July 1, 2025 and 30% on July 1, 2026.
Except as described below, unvested discretionary equity awards are generally forfeited upon termination of employment. With respect to Mr. Gray, the deferred restricted Blackstone Holdings Partnership Units granted to him in 2019 and the deferred common stock units granted to him in 2020 and 2021 will become fully vested if he is terminated by us without cause. In addition, upon the death or permanent disability of a named executive officer, all unvested discretionary equity awards of common stock units held at that time will vest immediately. In connection with a named executive officer’s termination of employment due to qualifying retirement, 50% of such units will continue to vest and be delivered over the vesting period, subject to forfeiture if the named executive officer violates any applicable provision of his employment agreement or engages in any competitive activity (as such term is defined in the applicable award agreement). (See
“Non-Competition
and
Non-Solicitation
Agreements — Retirement.”) Further, in the event of a change in control (defined in the Blackstone Holdings partnership agreements as the occurrence of any person, other than Blackstone Group Management L.L.C. or a person approved by Blackstone Group Management L.L.C., becoming the Series II Preferred Stockholder), all unvested discretionary equity awards will automatically be deemed vested as of immediately prior to such change in control.
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
Cash Dividend Equivalents
. All discretionary equity awards are entitled to the payment of current cash dividend equivalents. In accordance with the SEC’s rules, the current cash dividend equivalents are not required to be reported in the Summary Compensation Table because the amounts of future cash dividends are factored into the grant date fair value of the awards.
Minimum Retained Ownership Requirements
. For units granted in 2014 and prior years, while employed by us and generally for one year following the termination of employment, each of our named executive officers (except as otherwise provided below) will be required to continue to hold (and may not transfer) at least 25% of all vested equity (other than vested common stock awarded under our Bonus Deferral Plan) received by such named executive officer; provided that with respect to vested equity received in connection with the reorganization we effected prior to our initial public offering, such percentage is reduced to 12.5% upon qualifying retirement. For equity granted from 2015 through 2018 each of our named executive officers (except as otherwise provided below) is required to hold 25% of their vested equity (other than vested common stock awarded under our Bonus Deferral Plan) until the earlier of (1) ten years after the applicable vesting date and (2) one year following termination of employment. For equity awards granted from 2019 and onward, each of our named executive officers (except as otherwise provided below) is required to hold 25% of their vested equity (other than vested common stock awarded under our Bonus Deferral Plan) for two years after each vesting event, unless the named executive officer’s employment terminates prior to release, in which case the vested equity will be released two years after the termination of employment. The requirement that one continue to hold such minimum amounts of vested equity is subject to the qualification in Mr. Schwarzman’s case that in no event will he be required to hold equity having a market value greater than $1.5 billion or hold equity following termination of employment. Each of our named executive officers is in compliance with these minimum retained ownership requirements.
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

The transfer restrictions set forth above will continue to apply generally for one year following the termination of employment of a named executive officer other than Mr. Schwarzman for any reason, except that the transfer restrictions set forth above will lapse upon death or permanent disability or in the event of a change in control (as defined above).
Terms of Deferred Restricted Common Stock Units Granted Under the Bonus Deferral Plan in 2022 and Prior Years
In 2007, we established our Bonus Deferral Plan for certain eligible employees in order to provide such eligible employees with a pre-tax
deferred incentive compensation opportunity and to enhance the alignment of interests between such eligible employees and Blackstone and our affiliates. The Bonus Deferral Plan is an unfunded, nonqualified Bonus Deferral Plan which provides for the automatic, mandatory deferral of a portion of each participant’s annual cash bonus payment.
At the end of each year, the Plan Administrator (as defined in the Bonus Deferral Plan) selects plan participants in its sole discretion and notifies such individuals that they have been selected to participate in the Bonus Deferral Plan for such year. Participation is mandatory for those employees selected by the Plan Administrator to be participants. An individual, if selected, may not decline to participate in the Bonus Deferral Plan and an individual who is not so selected may not elect to participate in the Bonus Deferral Plan. The selection of participants is made on an annual basis; an individual selected to participate in the Bonus Deferral Plan for a given year may not necessarily be selected to participate in a subsequent year. For 2021, all employees other than Mr. Schwarzman and Mr. James were selected to participate in the Bonus Deferral Plan, with the deferred amount (if any) determined in accordance with the table described below.
In respect of the deferred portion of his or her annual cash bonus payment, each participant receives deferral units which represent rights to receive in the future a specified amount of common stock units under our 2007 Equity Incentive Plan, subject to vesting provisions described below. The amount of each participant’s annual cash bonus payment deferred under the Bonus Deferral Plan is calculated pursuant to a deferral rate table using the participant’s total annual incentive compensation, which generally includes such participant’s annual cash bonus payment and a portion of any incentive fees earned in connection with our investment funds, and is subject to certain adjustments, including reductions for mandatory contributions to our investment funds. For deferrals of annual cash bonus payments, the deferral percentage was calculated on the basis set forth in the following table (or such other table that may be adopted by the Plan Administrator).

Portion of Annual Incentive	Marginal Deferral Rate Applicable to Such Portion	Effective Deferral Rate for Entire Annual Bonus (a)
$0—100,000	0%	0.0%
$100,001—200,000	15%	7.5%
$200,001—500,000	20%	15.0%
$500,001—750,000	30%	20.0%
$750,001—1,250,000	40%	28.0%
$1,250,001—2,000,000	45%	34.4%
$2,000,001—3,000,000	50%	39.6%
$3,000,001—4,000,000	55%	43.4%
$4,000,001—5,000,000	60%	46.8%
$5,000,000 +	65%	52.8%

(a)
Effective deferral rates are shown for illustrative purposes only and are based on an annual cash payment equal to the maximum amount in the range shown in the far left column (which is assumed to be $7,500,000 for the last range shown).

Mandatory Deferral Awards
. Generally, deferral units are satisfied by delivery of shares of our common stock in equal annual installments over a three-year deferral period. Delivery of shares of our common stock underlying vested deferral units is generally made during open trading window periods to facilitate the participant’s liquidity to meet tax obligations. If the participant’s employment is terminated for cause, the participant’s undelivered deferral units (vested and unvested) will be immediately forfeited. Upon a change in control or termination of the participant’s employment because of death, any undelivered deferral units (vested and unvested) will become immediately deliverable. Unvested bonus deferral awards will be forfeited upon resignation, will immediately vest and be delivered if the participant’s employment is terminated without cause or because of disability and, in connection with a qualifying retirement, will continue to vest and be delivered over the applicable deferral period, subject to forfeiture if the participant violates any applicable provision of his or her employment agreement or engages in any competitive activity (as such term is defined in the Bonus Deferral Plan).
The 43,752 and 67,045 deferred restricted common stock units granted under the Bonus Deferral Plan to Mr. Chae and Mr. Finley, respectively, in 2019 for 2018 performance vested one-third
on January 1, 2020,
one-third
on January 1, 2021 and
one-third
on January 1, 2022. The 30,487 and 40,960 deferred restricted common stock units granted under the Bonus Deferral Plan to Mr. Chae and Mr. Finley, respectively, in 2020 for 2019 performance vested one-third
on January 1, 2021 and
one-third
on January 1, 2022 and will vest
one-third
on January 1, 2023. The 94,504, 52,993 and 38,734 deferred restricted common stock granted to Mr. Gray, Mr. Chae and Mr. Finley, respectively, in 2021 for 2020 performance vested one-third
on January 1, 2022 and will vest
one-third
on January 1, 2023 and
one-third
on January 1, 2024. The 105,312, 28,797 and 23,663 deferred restricted common stock granted to Mr. Gray, Mr. Chae and Mr. Finley, respectively, in 2022 for 2021 performance will vest one-third
on January 1, 2023,
one-third
on January 1, 2024 and
one-third
on January 1, 2025.
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
Non-Competition
and
Non-Solicitation
Agreements” below).
Outstanding Equity Awards at 2021 Fiscal Year End
The following table provides information regarding outstanding unvested equity awards made to our named executive officers as of December 31, 2021.

	Stock Awards (a)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (b)
Stephen A. Schwarzman	—	$—
Jonathan D. Gray	2,123,541	$273,423,295
Hamilton E. James	—	$—
Michael Chae	954,917	$123,189,837
John G. Finley (c)	347,928	$44,716,937

(a)
The references to “stock” or “shares” in this table refer to unvested deferred restricted Blackstone Holdings Partnership Units and unvested deferred restricted common stock units (including deferred restricted common stock units granted under the Bonus Deferral Plan to Messrs. Gray, Chae and Finley in 2022 in respect of 2021 performance). The vesting terms of these awards are described under the caption “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2021” above.

(b)
The dollar amounts shown under this column were calculated by multiplying the number of unvested deferred restricted Blackstone Holdings Partnership Units or unvested deferred restricted common stock units held by the named executive officer by the closing market price of $129.39 per share of our common stock on December 31, 2021, the last trading day of 2021, other than the deferred restricted common stock units granted in 2022 in respect of 2021 performance, which are valued as of the date of their grant.

(c)
Amounts reported for Mr. Finley include (1) 23,621 deferred restricted Blackstone Holdings Partnership Units, which reflects 50% of the unvested deferred restricted Blackstone Holdings Partnership Units that have been granted to Mr. Finley as discretionary equity awards, (2) 94,318 deferred restricted common stock units which reflects 50% of the unvested deferred restricted common stock units that have been granted to Mr. Finley as discretionary equity awards and (3) 112,051 deferred restricted common stock units granted pursuant to the Bonus Deferral Plan, which are considered vested and undelivered for financial statement reporting purposes in accordance with GAAP pertaining to equity-based compensation due to Mr. Finley’s retirement eligibility. Upon retirement the deferred restricted Blackstone Holdings Partnership Units are scheduled to vest and be delivered over the vesting period and the deferred restricted common stock units are scheduled to be delivered in equal annual installments over the three year deferral period, in each case subject to forfeiture if the named executive officer violates any applicable provision of his employment agreement or engages in any competitive activity (as such term is defined in the applicable award agreement or the Bonus Deferral Plan, as applicable).

Option Exercises and Stock Vested in 2021
The following table provides information regarding the number of outstanding initially unvested equity awards made to our named executive officers that vested during 2021:

	Stock Awards (a)
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting (b)
Stephen A. Schwarzman	—	$—
Jonathan D. Gray	133,317	$11,086,063
Hamilton E. James	—	$—
Michael S. Chae	210,292	$19,613,601
John G. Finley	61,869	$4,359,119

(a)	The references to “stock” or “shares” in this table refer to deferred restricted Blackstone Holdings Partnership Units and our deferred restricted common stock units.
(b)	The value realized on vesting is based on the closing market prices of our common stock on the day of vesting.
Potential Payments Upon Termination of Employment or Change in Control
Upon a change of control event where any person, other than Blackstone Group Management L.L.C. or a person approved by Blackstone Group Management L.L.C., becomes the Series II Preferred Stockholder or a termination of employment because of death or disability, any unvested deferred restricted Blackstone Holdings Partnership Units or unvested deferred restricted common stock units held by any of our named executive officers will automatically be deemed vested as of immediately prior to such occurrence of such change of control or such termination of employment. Had such a change of control or such a termination of employment occurred on December 31, 2021, the last business day of 2021, each of our named executive officers would have vested in the following numbers of deferred restricted Blackstone Holdings Partnership Units and deferred restricted common stock units, having the following values based on our closing market price of $129.39 per share of common stock on December 31, 2021, other than the deferred restricted common stock units granted to Mr. Gray, Mr. Chae and Mr. Finley in 2022 in respect of 2021 performance, which are valued as of the date of their grant: Messrs. Schwarzman and James had no outstanding unvested equity at December 31, 2021; Mr. Gray — 708,601 deferred restricted Blackstone Holdings Partnership Units and 1,414,940 deferred restricted common stock units with an aggregate value of $273,423,295, Mr. Chae — 538,183 deferred restricted Blackstone Holdings Partnership Units and 416,734 deferred restricted common stock units with an aggregate value of $123,189,837, and Mr. Finley – 47,241 deferred restricted Blackstone Holdings Partnership Units and 300,687 deferred restricted common stock units with an aggregate value of $44,716,937. In addition, the Bonus Deferral Plan provides that upon a change in control or termination of the participant’s employment because of death, any fully vested but undelivered deferred restricted common stock units will become immediately deliverable.
In connection with a named executive officer’s termination of employment due to qualifying retirement, 50% of the unvested deferred restricted Blackstone Holdings Partnership Units will continue to vest and be delivered over the vesting period and any unvested deferred restricted common stock units will vest and be delivered in equal annual installments over the three year deferral period, in each case subject to forfeiture if the named executive officer violates any applicable provision of his employment agreement or engages in any competitive activity (as such term is defined in the applicable award agreement or the Bonus Deferral Plan, as applicable). (See
“Non-Competition
and
Non-Solicitation
Agreements — Retirement.”) As of December 31, 2021, Mr. James and Mr. Finley were retirement eligible. Mr. James, who retired effective January 31, 2022, had no outstanding unvested equity at December 31, 2021. If Mr. Finley had retired on December 31, 2021, 23,621 of his deferred restricted Blackstone Holdings Partnership Units and 94,318 of his deferred restricted common units granted as discretionary awards would continue to vest and be delivered over the vesting period and 112,051 of his deferred restricted common stock units would vest and be delivered over the three year deferral period, in each case subject to forfeiture if the named executive officer violates any applicable provision of his employment agreement or engages in any competitive activity (as such term is defined in the applicable award agreement or the Bonus Deferral Plan, as applicable).
Upon a termination of Mr. Gray’s, Mr. Chae’s or Mr. Finley’s employment without cause, the deferred restricted common stock units granted to them under the Bonus Deferral Plan in respect of 2021, 2020 and 2019, as applicable, will become fully vested. For 2020, the Bonus Deferral Plan provided no participant’s annual cash bonus payment would exceed $4.65 million, resulting in an increase in the amount of cash bonus mandatorily deferred into deferred restricted common stock units for some employees. Employees whose 2020 annual cash bonus payment was capped, including Mr. Gray and Mr. Chae, were awarded an additional equity award equal to 10% of their deferral amount in the form of deferred restricted common stock units, which, in the case of Mr. Gray and Mr. Chae, will also become fully vested upon a termination of their employment without cause. Had such a termination of employment occurred on December 31, 2021, the last business day of 2021, each of Mr. Gray, Mr. Chae and Mr. Finley would have vested in the following numbers of deferred restricted common stock units, respectively, having the following values based on our closing market price of $129.39 per share of common stock on December 31, 2021, other than the deferred restricted common stock units granted to Mr. Gray, Mr. Chae and Mr. Finley in 2022 in respect of 2021 performance, which are valued as of the date of their grant: Mr. Gray — 199,816 deferred restricted common stock units with an aggregate value of $24,512,518, Mr. Chae — 116,698 deferred restricted common stock units with an aggregate value of $14,732,680 and Mr. Finley – 112,051 deferred restricted common stock units with an aggregate value of $14,196,812.
Upon a termination of Mr. Gray’s employment without cause, the deferred restricted Blackstone Holdings Partnership Units granted to him on July 1, 2019 and the deferred restricted common stock units granted to him on April 1, 2020 and April 1, 2021 will become fully vested. Had such a termination occurred on December 31, 2021, the last business day of 2021, Mr. Gray would have vested in 708,601 deferred restricted Blackstone Holdings Partnership units with a value of $91,685,883 and 1,215,124 deferred restricted common stock units with a value of $157,224,894 based on our closing market price of $129.39 per Blackstone share on December 31, 2021.
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
Non-Competition
and
Non-Solicitation
Agreements — Retirement.”)

In addition, pursuant to Mr. Schwarzman’s founding member agreement described above under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2021 — Schwarzman Founding Member Agreement,” following retirement and for the remainder of his life, Mr. Schwarzman will be provided with specified retirement benefits, including a car and driver, retention of his current office, administrative support and annual home and personal security benefits. The value of such retirement benefits is estimated at approximately $5.0 million per year based on 2021 costs. We have not assigned a value to the entitlements of Mr. Schwarzman and his estate and related entities to receive carried interest in new funds or to invest in our investment funds fee free following his termination of service as such value cannot be reasonably estimated. We anticipate that any incremental cost to us with respect to the other personal benefits to which Mr. Schwarzman is entitled following his retirement will be de minimis.
Non-Competition
and
Non-Solicitation
Agreements
Upon the consummation of our initial public offering, we entered into a non-competition
and
non-solicitation
agreement with our founder, our other senior managing directors, most of our other professional employees and specified senior administrative personnel to whom we refer collectively as “Contracting Persons.” Contracting Persons who joined the firm after our initial public offering have also executed non-competition
and
non-solicitation
agreements. The following are descriptions of the material terms of such agreement. With the exception of the differences noted in the description below, the terms of each non-competition
and
non-solicitation
agreement are generally in relevant part similar.
Full-Time Commitment
. Each Contracting Person agrees to devote substantially all of the Contracting Person’s business time, skill, energies and attention to responsibilities at Blackstone in a diligent manner. Mr. Schwarzman has agreed that our business will be his principal business pursuit and that he will devote such time and attention to the business of the firm as may be reasonably requested by us.
Confidentiality
. Each Contracting Person is required, whether during or after employment with us, to protect and use “confidential information” in accordance with strict restrictions placed by us on its use and disclosure. Every employee is subject to similar strict confidentiality obligations imposed by our Code of Conduct applicable to all Blackstone personnel.
Notice of Termination
. Each Contracting Person is required to give us prior written notice the intention to leave our employ — six months in the case of Mr. Schwarzman, 90 days for all of our other senior managing directors and between 30 and 60 days in the case of all other Contracting Persons. In certain jurisdictions, the notice period as described in the preceding sentence is lengthened to include the potential garden leave period described below, in which case such notice and garden leave periods run concurrently.
Garden Leave
. Generally, upon voluntary departure from the firm, Blackstone has the right, but not the obligation, to place the Contracting Person on a prescribed period of “garden leave.” The period of garden leave is 90 days for our non-founding
senior managing directors and generally between 30 and 60 days for other Contracting Persons. During this period the Contracting Person will continue to receive base compensation and benefits but is prohibited from commencing employment with a new employer until the garden leave period has expired. The period of garden leave for each Contracting Person will run concurrently with the non-competition
Restricted Period that applies as described below and, as noted above, may also run concurrently with the notice period in certain jurisdictions. Mr. Schwarzman is subject to non-competition
covenants but not garden leave requirements.
Non-Competition
. During the term of employment of each Contracting Person, and during the Restricted Period (as such term is defined below) immediately thereafter, the Contracting Person will not, directly or indirectly:

•	engage in any business activity in which we operate, including any competitive business,

•	render any services to any competitive business, or

•	acquire a financial interest in or become actively involved with any competitive business (other than as a passive investor holding minimal percentages of the stock of public companies).
“Competitive business” means any business that competes, during the term of employment through the date of termination, with our business, including any businesses that we are actively considering conducting at the time of the Contracting Person’s termination of employment, so long as the Contracting Person knows or reasonably should have known about such plans, in any geographical or market area where we or our affiliates provide our products or services.
Non-Solicitation
. During the term of employment of each Contracting Person, and during the Restricted Period immediately thereafter, the Contracting Person will not, directly or indirectly, in any manner solicit any of our employees to leave their employment with us or hire any such employee who was employed by us as of the date of the Contracting Person’s termination or who left employment with us within one year prior to or after the date of the Contracting Person’s termination. Additionally, each Contracting Person may not solicit or encourage to cease to work with us any consultant or senior advisers that the Contracting Person knows or should know is under contract with us.
In addition, during the term of employment of each Contracting Person, and during the Restricted Period immediately thereafter, the Contracting Person will not, directly or indirectly, in any manner solicit the business of any client or prospective client of ours with whom the Contracting Person, employees reporting to the Contracting Person, or anyone whom the Contracting Person had direct or indirect responsibility over had personal contact or dealings on our behalf during the three-year period immediately preceding the Contracting Person’s termination. Contracting Persons who are employed in our asset management businesses are subject to a similar non-solicitation
covenant with respect to investors and prospective investors in our investment funds.
Non-Interference
and
Non-Disparagement
. During the term of employment of each Contracting Person, and during the Restricted Period immediately thereafter, the Contracting Person may not interfere with business relationships between us and any of our clients, customers, suppliers or partners. Each Contracting Person is also prohibited from disparaging us in any way.

Restricted Period
. For purposes of the foregoing covenants, the “Restricted Period” will generally be defined as follows:

Covenant	Stephen A. Schwarzman	Other Senior Managing Directors	Other Contracting Employees
Non-competition	Two years after termination of employment.	One year after termination of employment (or 90 days in the event of a termination without “cause”).	Generally between 90 days and nine months after termination of employment (which may be reduced in the event of a termination without “cause”).

Non-solicitation of Blackstone employees	Two years after termination of employment.	Two years after termination of employment.	Generally one year after termination of employment.

Non-solicitation of Blackstone clients or investors	Two years after termination of employment.	One year after termination of employment.	Generally between six months and one year after termination of employment.

Non-interference with business relationships	Two years after termination of employment.	One year after termination of employment.	Generally between six months and one year after termination of employment.
Intellectual Property.
Each Contracting Person is subject to customary intellectual property covenants with respect to works created, invented, designed or developed by such Contracting Person that are relevant to or implicated by employment with us.
Specific Performance
. In the case of any breach of the confidentiality,
non-competition,
non-solicitation,
non-interference,
non-disparagement
or intellectual property provisions by a Contracting Person, the breaching individual agrees that we will be entitled to seek equitable relief in the form of specific performance, restraining orders, injunctions or other equitable remedies (including forfeiture of the breaching individual’s vested and unvested interests in Blackstone).
Pay Ratio Disclosure
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation
S-K,
we are providing the following information regarding the ratio of the annual total compensation for our principal executive officer to the median of the annual total compensation of all our employees (other than our principal executive officer) (the “CEO Pay Ratio”). Our CEO Pay Ratio is a reasonable estimate calculated in a manner consistent with Item 402(u). However, due to the flexibility afforded by Item 402(u) in calculating the CEO Pay Ratio, our CEO Pay Ratio may not be comparable to the CEO pay ratios presented by other companies. As of December 31, 2021, we employed approximately 3,795 people, including our 185 senior managing directors. We identified our median employee using our global employee population as of December 31, 2021. To identify our median employee, we used annual base salary and bonuses earned in 2021. We believe this consistently applied compensation measure reasonably reflects annual compensation across our employee base. Application of our consistently applied compensation measure identified 35 employees with the same total annual base salary and cash bonus earned in 2021. We identified our median employee from among these employees by reviewing the components of their annual total compensation and selecting the employee whose title, tenure and compensation characteristics most accurately reflected the compensation of a typical employee. After identifying our median employee, we calculated the median employee’s annual total compensation in accordance with the requirements of the Summary Compensation Table. For 2021, the annual total compensation for Mr. Schwarzman, our principal executive officer, was $160,281,754 and our median employee’s annual total compensation was $230,000. Accordingly, annual total compensation of our principal executive officer was approximately six-hundred
and ninety-seven times the annual total compensation of our median employee.

Director Compensation in 2021
No additional remuneration is paid to our employees for service on our board of directors. In 2021, each of our non-employee
directors received an annual cash retainer of $150,000 and a grant of deferred restricted common stock units equivalent in value to $210,000, with a grant date fair value determined as described in footnote (a) to the first table below. An additional $40,000 annual cash retainer was paid to the Chairman of the Audit Committee during 2021, $30,000 of which was paid in cash and the remainder of which was paid in the form of deferred restricted common stock units equivalent in value to $10,000 and with the same vesting terms as the other deferred restricted common stock units. An additional $50,000 annual cash retainer was paid to Mr. Light in connection with his service on the executive committee of The Blackstone Group International Partners LLP.
The following table provides the director compensation for our directors for 2021:

Name	Fees Earned or Paid in Cash	Stock Awards (a) (b)	Total
Kelly A. Ayotte	$150,000	$210,279	$360,279
Joseph P. Baratta (c)	$—	$—	$—
James W. Breyer	$150,000	$208,053	$358,053
Reginald J. Brown	$150,000	$211,403	$361,403
Sir John Hood	$150,000	$211,789	$361,789
Rochelle B. Lazarus	$150,000	$211,727	$361,727
Jay O. Light	$200,000	$207,527	$407,527
The Right Honorable Brian Mulroney	$150,000	$211,465	$361,465
William G. Parrett	$180,000	$223,538	$403,538
Ruth Porat	$150,000	$209,320	$359,320

(a)
The references to “stock” in this table refer to our deferred restricted common stock units. Amounts for 2021 represent the grant date fair value of stock awards granted in the year, computed in accordance with GAAP, pertaining to equity-based compensation. The assumptions used in determining the grant date fair value are set forth in Note 16. “Earnings Per Share and Stockholders’ Equity” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data.” These deferred restricted common stock units vest, and the underlying shares of common stock will be delivered, on the first anniversary of the date of the grant, subject to the outside director’s continued service on our board of directors.

(b)
Each of our
non-employee
directors was granted deferred restricted common stock units upon appointment as a director. In 2021, in connection with the anniversary of his or her initial grant, each of the following directors was granted deferred restricted common stock units: Ms. Ayotte — 2,462 units; Mr. Breyer — 2,109 units; Mr. Brown — 1,582 units; Mr. Hood —2,421 units; Ms. Lazarus — 2,123 units; Mr. Light — 1,553 units; Mr. Mulroney — 2,151 units; Mr. Parrett — 1,527 units; and Ms. Porat — 2,124 units. The amounts of our non-employee
directors’ compensation were approved by our board of directors upon the recommendation of our founder following his review of directors’ compensation paid by comparable companies.

The following table provides information regarding outstanding unvested equity awards made to our directors as of December 31, 2021:

	Stock Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (2)
Kelly A. Ayotte	2,462	$318,558
James W. Breyer	2,109	$272,884
Reginald J. Brown	1,582	$204,695
Sir John Hood	2,421	$313,253
Rochelle B. Lazarus	2,123	$274,695
Jay O. Light	1,553	$200,943
The Right Honorable Brian Mulroney	2,151	$278,318
William G. Parrett	1,527	$197,579
Ruth Porat	2,124	$274,824

(1)	The references to “stock” or “shares” in this table refer to our deferred restricted common stock units.
(2)
The dollar amounts shown in this column were calculated by multiplying the number of unvested deferred restricted common stock units held by the director by the closing market price of $129.39 per share of our common stock on December 31, 2021, the last trading day of 2021.

(c)
Mr. Baratta is an employee and no additional remuneration is paid to him for his service as a director. Mr. Baratta’s employee compensation is discussed in “—Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our common stock and Blackstone Holdings Partnership Units as of February 18, 2022 by:

•	each person known to us to beneficially own 5% of any class of the outstanding voting securities of Blackstone Inc.,

•	each member of our board of directors,

•	each of our named executive officers, and

•	all our current directors and executive officers as a group.
The amounts and percentage of common stock and Blackstone Holdings Partnership Units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of February 18, 2022. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all securities shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise included, for purposes of this table, the principal business address for each such person is c/o Blackstone Inc., 345 Park Avenue, New York, New York 10154.

	Common Units, Beneficially Owned		Blackstone Holdings Partnership Units Beneficially Owned (a)
Name of Beneficial Owner	Number	% of Class	Number	% of Class
5% Stockholders
The Vanguard Group, Inc. (b)	39,935,913	5.7%	—	—
BlackRock, Inc. (c)	36,485,682	5.2%	—	—

Directors and Executive Officers (d)(e)
Stephen A. Schwarzman (f)(g)	—	—	231,924,793	51.5%
Jonathan D. Gray (g)	603,134	*	40,585,300	9.0%
Hamilton E. James (g)		*	16,055,951	3.6%
Michael S. Chae (g)	124,936	*	6,122,373	1.4%
John G. Finley (g)	126,901	*	387,535	0.1%
Kelly A. Ayotte	9,527	*	—	—
Joseph P. Baratta	297,206	*	5,227,402	1.2%
James W. Breyer	23,087	*	—	—
Reginald J. Brown	3,953	*	—	—
Sir John Hood	10,088	*	—	—
Rochelle B. Lazarus (g)	51,039	*	—	—
Jay O. Light	66,465	*	—	—
The Right Honorable Brian Mulroney	173,007	*	—	—
William G. Parrett (g)(h)	90,045	*	—	—
Ruth Porat	3,818	*	—	—
All current executive officers and directors as a group (14 persons) (i)	1,583,206	*	284,247,403	63.2%

*	Less than one percent
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

(b)
Reflects shares of common stock beneficially owned by The Vanguard Group, Inc. and its subsidiaries based on the amended Schedule 13G filed by The Vanguard Group, Inc. on February 9, 2022. The address of The Vanguard Group, Inc. is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(c)
Reflects shares of common stock beneficially owned by BlackRock, Inc. and its subsidiaries based on the Schedule 13G filed by BlackRock, Inc. on February 4, 2022. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(d)
The shares of common stock and Blackstone Holdings Partnership Units beneficially owned by the directors and executive officers reflected above do not include the following number of securities that will be delivered to the respective individual more than 60 days after February 26, 2022: Mr. Gray—708,601 deferred restricted Blackstone Holdings Partnership Units and 1,383,438 deferred restricted common units; Mr. Chae—538,183 deferred restricted Backstone Holdings Partnership Units and 374,323 deferred restricted common units; Mr. Finley—47,241 deferred restricted Blackstone Holdings Partnership Units and 251,774 deferred restricted common units; Mr. Baratta – 1,785,323 deferred restricted Blackstone Holdings Partnership Units and 921,482 deferred restricted common units; Ms. Ayotte—2,462 deferred restricted common units; Mr. Mulroney—2,151 deferred restricted common units; Mr. Parrett—1,527 deferred restricted common units; Ms. Lazarus— 2,123 deferred restricted common units; Mr. Light—1,553 deferred restricted common units; Mr. Breyer—2,109 deferred restricted common units Mr. Hood—2,421 deferred restricted common units; Ms. Porat—2,124 deferred restricted common units; and Mr. Brown—1,582 deferred restricted common units.

(e)
The Blackstone Holdings Partnership Units shown in the table above include the following number of vested units being held back under our minimum retained ownership requirements: Mr. Schwarzman—12,110,448 Blackstone Holdings Partnership Units; Mr. James—14,648,744 Blackstone Holdings Partnership Units; Mr. Gray—11,477,971 Blackstone Holdings Partnership Units and 18,930 deferred restricted common units; Mr. Chae—3,304,896 Blackstone Holdings Partnership Units and 5,408 deferred restricted common units; and Mr. Finley—187,881 Blackstone Holdings Partnership Units and 2,704 deferred restricted common units; and Mr. Baratta – 3,599,567 Blackstone Holdings Partnership Units and 267,685 deferred restricted common units.

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

(g)
The Blackstone Holdings Partnership Units shown in the table above for such named executive officers and directors include (a) the following units held for the benefit of family members with respect to which the named executive officer or director, as applicable, disclaims beneficial ownership: Mr. Schwarzman—2,252,956 units held in various trusts for which Mr. Schwarzman is the investment trustee, Mr. James—1,407,207 units held in various trusts for which Mr. James and his brother are trustees (but Mr. James does not have or share investment control with respect to the units), Mr. Gray—2,068,818 units held in a trust for which Mr. Gray is the investment trustee, and Mr. Chae—1,150,070 units held in a trust for which Mr. Chae is the investment trustee, and Mr. Finley – 80,964 units held in a trust for which Mr. Finley is the investment trustee, and Mr. Baratta – 142,237 units held in a trust for which Mr. Baratta is the investment trustee, (b) the following units held in grantor retained annuity trusts for which the named executive officer or director, as applicable, is the investment trustee: Mr. Schwarzman—1,996,681 units, Mr. Gray—17,118,332 units, and (c) the following units held by a corporation for which the named executive officer is a controlling shareholder: Mr. Schwarzman—1,438,529 units, and Mr. Baratta – 4,541,950 units and (d) 5,000,000 units that have been pledged by Mr. Schwarzman as security to a third party to secure payment for a loan made by such third party. Mr. Schwarzman also directly, or through a corporation for which he is the controlling shareholder, beneficially owns an additional 364,278 partnership units in each of Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. In addition, with respect to Mr. Schwarzman, the above table excludes partnership units of Blackstone Holdings held by his children or in trusts for the benefit of his family as to which he has no voting or investment control. The Blackstone common stock shown in the table above for each named executive officer and director include (a) the following shares held for the benefit of family members with respect to which the named executive officer or director, as applicable, disclaims beneficial ownership: Mr. Finley—32,523 shares held in a family limited liability company and 4,000 shares held in a trust for the benefit of his spouse of which he is a trustee, and Ms. Lazarus—2,950 shares held in a trust for the benefit of family members over which she shares investment control and (b) Mr. Finley—11,000 shares held in a trust for the benefit of Mr. Finley and his family of which he is a trustee.

(h)	The common stock shown in the table above for Mr. Parrett includes 10,000 shares that are pledged to a third party to secure payment for a loan.
(i)	Amounts reported for all current executive officers and directors as a group do not include any securities owned by Mr. James, who retired effective January 31, 2022.
Securities Authorized for Issuance under Equity Compensation Plans
The table set forth below provides information concerning the awards that may be issued under the 2007 Equity Incentive Plan as of December 31, 2021:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (b)
Equity Compensation Plans Approved by Security Holders	58,454,722	—	158,080,558
Equity Compensation Plans Not Approved by Security Holders	—	—	—

	58,454,722	—	158,080,558

(a)
Reflects the outstanding number of our deferred restricted common stock units and deferred restricted Blackstone Holdings Partnership Units granted under the 2007 Equity Incentive Plan as of December 31, 2021.

(b)
The aggregate number of our common stock and Blackstone Holdings Partnership Units covered by the 2007 Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of shares of common stock equal to the positive difference, if any, of (a) 15% of the aggregate number of shares of our common stock and Blackstone Holdings Partnership Units outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by Blackstone Inc. or its wholly owned subsidiaries) minus (b) the aggregate number of shares of our common stock and Blackstone Holdings Partnership Units covered by the 2007 Equity Incentive Plan as of such date (unless the administrator of the 2007 Equity Incentive Plan should decide to increase the number of shares of our common stock and Blackstone Holdings Partnership Units covered by the plan by a lesser amount). As of January 1, 2022, pursuant to this formula, 171,096,250 shares of common stock, which is equal to 0.15 times the number of shares of our common stock and Blackstone Holdings Partnership Units outstanding on December 31, 2021, were available for issuance under the 2007 Equity Incentive Plan. We have filed a registration statement and intend to file additional registration statements on Form
S-8
under the Securities Act to register shares of common stock covered by the 2007 Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form
S-8
registration statement will automatically become effective upon filing. Accordingly, shares of common stock registered under such registration statement will be available for sale in the open market.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons
Tax Receivable Agreements
We used a portion of the proceeds from the IPO and the sale of non-voting
common units to Beijing Wonderful Investments to purchase interests in the predecessor businesses from the predecessor owners. In addition, holders of Blackstone Holdings Partnership Units (other than Blackstone Inc.’s wholly owned subsidiaries), subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for shares of our common stock on a one-for-one
basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the Blackstone Holdings partnerships to effect an exchange for a share of common stock. Blackstone Holdings I L.P. and Blackstone Holdings II L.P. have made an election under Section 754 of the Internal Revenue Code effective for each taxable year in which an exchange of partnership units for a share of common stock occurs, which may result in an adjustment to the tax basis of the assets of such Blackstone Holdings Partnerships at the time of an exchange of partnership units. Other Blackstone Holdings Partnerships and certain subsidiary partnerships are expected to make such elections for the 2021 and subsequent taxable years with the filing of their federal income tax returns for such tax years. The purchase and subsequent exchanges of Blackstone Holdings Partnership Units are expected to result in increases in the tax basis of the tangible and intangible assets of Blackstone Holdings that otherwise would not have been available. These increases in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that we would otherwise be required to pay in the future. We have entered into a tax receivable agreement with holders of Blackstone Holdings Partnership Units that provides for the payment by us to such holders of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change in control, as discussed below) as a result of these increases in tax basis and of certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of us (and certain of our subsidiaries that are treated as corporations for U.S. federal income tax purposes which we refer to as “the corporate taxpayers”) and not of Blackstone Holdings. The corporate taxpayers expect to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the actual income tax liability of the corporate taxpayers to the amount of such taxes that the corporate taxpayer would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Blackstone Holdings as a result of the exchanges and had the corporate taxpayers not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of our IPO and will continue until all such tax benefits have been utilized or expired, unless the corporate taxpayers exercise their right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement.
Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreement (which are taxable to the recipients) in respect of the purchase and exchanges will aggregate $1.6 billion over the next 15 years. The after-tax
net present value of these estimated payments totals $434.5 million assuming a 15% discount rate and using an estimate of timing of the benefit to be received. Future payments under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreement are not conditioned upon continued ownership of Blackstone equity interests by the holders of Blackstone Holdings Partnership Units mentioned above.
Subsequent to December 31, 2021, payments totaling $47.4 million were made to certain holders of Blackstone Holdings Partnership Units mentioned above in accordance with the tax receivable agreement and related to tax benefits the Partnership received for the 2020 taxable year. Those payments included payments of $3.7 million to Mr. Schwarzman and investment vehicles controlled by relatives of Mr. Schwarzman; $2.1 million to Mr. James and a trust for which Mr. James is the investment trustee; $0.3 million to Mr. Chae and a trust for which Mr. Chae is the investment trustee; $0.1 million to Mr. Finley; and $0.7 million to Mr. Baratta and a trust for which Mr. Baratta is the investment trustee.

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
Decisions we make in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments that are received by an exchanging or selling holder of Blackstone Holdings Partnership Units under the tax receivable agreement. For example, the earlier disposition of assets following an exchange or acquisition transaction will generally accelerate payments under a tax receivable agreement and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase the tax liability of a holder of Blackstone Holdings Partnership Units without giving rise to any rights of a holder of Blackstone Holdings Partnership Units to receive payments under any tax receivable agreements.
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

Joseph P. Baratta
Mr. Baratta received a base salary of $350,000 and an annual cash bonus payment of $10,150,000. The cash payment was based upon the performance of our private equity business, including the contribution of all current and past funds within the business dating back to before the IPO. The ultimate cash payment to Mr. Baratta was, however, determined in the discretion of Mr. Schwarzman and Mr. Gray. In April 2021, Mr. Baratta was awarded a discretionary award of 84,258 deferred restricted common stock units with a grant date fair value of $6,335,359. This award reflected 2020 performance and was intended to further promote retention and to incentivize future performance. See “— Item 11. Executive Compensation — Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2021 — Terms of Discretionary Equity Awards” for discussion of the vesting terms applicable to Mr. Baratta’s equity awards.
Mr. Baratta also participated in the performance fees of our funds, consisting of carried interest in our carry funds and incentive fees in our funds that pay incentive fees. The compensation paid to Mr. Baratta in respect of carried interest in our carry funds primarily relates to Mr. Baratta’s participation in the private equity funds (which were formed both before and after the IPO). The amount of distributions, whether cash or in-kind,
in respect of carried interest or incentive fee allocations to Mr. Baratta for 2021 was $30,920,621. Any in-kind
distributions in respect of carried interest are reported based on the market value of the securities distributed as of the date of distribution. See “— Item 11. Executive Compensation — Compensation Elements for Named Executive Officers” in this report for additional discussion of the elements of our compensation program.
Blackstone Holdings Partnership Agreements
As a result of the reorganization and the IPO, Blackstone Inc. (at that time, The Blackstone Group L.P.) became a holding partnership and, through wholly owned subsidiaries, held equity interests in the five holdings partnerships (i.e., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and Blackstone Holdings V L.P.). On January 1, 2009, in order to simplify our structure and ease the related administrative burden and costs, we effected an internal restructuring to reduce the number of holding partnerships from five to four by causing Blackstone Holdings III L.P. to transfer all of its assets and liabilities to Blackstone Holdings IV L.P. In connection therewith, Blackstone Holdings IV L.P. was renamed Blackstone Holdings III L.P. and Blackstone Holdings V L.P. was renamed Blackstone Holdings IV L.P. On October 1, 2015, Blackstone formed a new holding partnership, Blackstone Holdings AI L.P., which holds certain operating entities and operates in a manner similar to the other Blackstone Holdings Partnerships. The economic interests of Blackstone Inc. in Blackstone’s business remains entirely unaffected. “Blackstone Holdings” refers to (a) Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and Blackstone Holdings V L.P. prior to the January 2009 reorganization, (b) Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. from January 1, 2009 through October 1, 2015 and (c) Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and Blackstone Holdings AI L.P. subsequent to the October 2015 creation of Blackstone Holdings AI L.P.
Wholly owned subsidiaries of Blackstone Inc. which are the general partners of those partnerships have the right to determine when distributions will be made to the partners of Blackstone Holdings and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the partners of Blackstone Holdings pro-rata
in accordance with the percentages of their respective partnership interests as described under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend Policy.”
Each of the Blackstone Holdings Partnerships has an identical number of partnership units outstanding, and we use the terms “Blackstone Holdings Partnership Unit” or “partnership unit in/of Blackstone Holdings” to refer, collectively, to a partnership unit in each of the Blackstone Holdings Partnerships. The holders of partnership units in Blackstone Holdings, including Blackstone Inc.’s wholly owned subsidiaries, will incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of Blackstone Holdings. Net profits and net losses of Blackstone Holdings will generally be allocated to its partners (including Blackstone Inc.’s wholly owned subsidiaries)
pro-rata
in accordance with the percentages of their respective partnership interests as described under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend Policy.” The partnership agreements of the Blackstone Holdings Partnerships provide for cash distributions, which we refer to as “tax distributions,” to the partners of such partnerships if the wholly owned subsidiaries of Blackstone Inc. which are the general partners of the Blackstone Holdings Partnerships determine that the taxable income of the relevant partnership will give rise to taxable income for its partners. Generally, these tax distributions are computed based on our estimate of the net taxable income of the relevant partnership allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the non-deductibility
of certain expenses and the character of our income). Tax distributions are made only to the extent all distributions from such partnerships for the relevant year are insufficient to cover such tax liabilities.
Subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, Blackstone Holdings Partnership Units may be exchanged for shares of common stock as described under “— Exchange Agreement” below. In addition, the Blackstone Holdings partnership agreements authorize the wholly owned subsidiaries of Blackstone Inc., which are the general partners of those partnerships, to issue an unlimited number of additional partnership securities of the Blackstone Holdings Partnerships with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Blackstone Holdings Partnership Units, and which may be exchangeable for shares of our common stock.
See “— Item 11. Executive Compensation — Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2021 — Terms of Discretionary Equity Awards” for a discussion of minimum retained ownership requirements and transfer restrictions applicable to the Blackstone Holdings Partnership Units. The generally applicable minimum retained ownership requirements and transfer restrictions are outlined in the sections referenced in the preceding sentence. There may be some different arrangements for some individuals in some instances. In addition, we may waive these requirements and restrictions from time to time.
In addition, substantially all of our expenses, including substantially all expenses solely incurred by or attributable to Blackstone Inc. but not including obligations incurred under the tax receivable agreement by Blackstone Inc.’s wholly owned subsidiaries, income tax expenses of Blackstone Inc.’s wholly owned subsidiaries and payments on indebtedness incurred by Blackstone Inc.’s wholly owned subsidiaries, are borne by Blackstone Holdings.
Exchange Agreement
In connection with the reorganization and IPO, we entered into an exchange agreement with the holders of partnership units in Blackstone Holdings (other than Blackstone Inc.’s wholly owned subsidiaries). In addition, certain Blackstone senior managing directors and others who have acquired Blackstone Holdings Partnership Units also have become parties to the exchange agreement. Under the exchange agreement, as amended, subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, each such holder of Blackstone Holdings Partnership Units (and certain transferees thereof) may up to four times each year (subject to the terms of the exchange agreement) exchange these partnership units for shares of our common stock on a one-for-one
basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. Under the exchange agreement, to effect an exchange a holder of partnership units in Blackstone Holdings must simultaneously exchange one partnership unit in each of the Blackstone Holdings Partnerships. As a holder exchanges its Blackstone Holdings Partnership Units, Blackstone Inc.’s indirect interest in the Blackstone Holdings Partnerships will be correspondingly increased.

Share Repurchase
On December 7, 2021, we repurchased 3,718,854 shares of our common stock from Mr. James (the “Repurchase”) for an aggregate purchase price of $499,999,920, which reflected the same price per share received by Mr. James in a concurrent sale of shares of our common stock to a third-party financial institution. At the time of such Repurchase, Mr. James served as our Executive Vice Chairman and as a member of our board of directors.
Payments to Kirkland & Ellis LLP
Reginald J. Brown, a member of our board of directors, is a partner at the law firm of Kirkland & Ellis LLP (“Kirkland”). We have engaged Kirkland from time to time in the ordinary course of business to provide legal services to us and our subsidiaries. Our relationship with Kirkland pre-dates
Mr. Brown’s appointment to our board of directors. During 2021, we paid Kirkland approximately $69.6 million in legal fees (the “Fees”), and Mr. Brown’s interest in the Fees is estimated to be less than 1% of the Fees. Mr. Brown does not receive any direct compensation, specific origination bonus or other disproportionate allocation from legal fees we pay to Kirkland.
Firm Use of Private Aircraft
Certain entities controlled by Mr. Schwarzman wholly own aircraft that we use for business purposes in the course of our operations, and in 2021, we made payments of $0.2 million for the use of such aircraft, which included $0.1 million paid directly to the managers of the aircraft. An entity controlled by Mr. Gray wholly owns aircraft that we use for business purposes in the course of our operations, and in 2021, we made payments of $0.1 million for the use of such aircraft. An entity jointly controlled by Mr. Baratta and two other individuals owns aircraft that we use for business purposes in the course of our operations, and in 2021, we made payments of $0.2 million for the use of such aircraft. Each of Messrs. Schwarzman, Gray, and Baratta paid for his respective ownership interest in his aircraft himself and bore his respective share of all operating, personnel and maintenance costs associated with the operation of such aircraft. The hourly payments we made for use of such aircraft were based on current market rates.
Investment In or Alongside Our Funds
Our directors and executive officers may invest their own capital in or alongside our funds and other vehicles we manage, in some instances, without being subject to management fees, carried interest or incentive fees. For our carry funds, these investments may be made through the applicable fund general partner and fund a portion of the general partner capital commitments to our funds. These investment opportunities are available to all of our senior managing directors and to those of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments and in compliance with applicable laws. During the year ended December 31, 2021, our directors and executive officers (and, in some cases, certain investment trusts or other family vehicles or charitable organizations controlled by them or their immediate family members) had the following gross contributions relating to their personal investments (and the investments of any such trusts) in Blackstone funds and other Blackstone-managed vehicles: Mr. Schwarzman, Mr. Gray, Mr. James, Mr. Baratta, Mr. Chae, Mr. Breyer, Ms. Porat, Mr. Finley, Mr. Parrett, Mr. Brown, Mr. Mulroney, Mr. Light, and Ms. Ayotte made gross contributions of $619.8 million, $155.4 million, $153.1 million, $10.3 million, $8.9 million, $6.7 million, $1.8 million, $1.3 million, $0.4 million, $0.3 million, $0.1 million, $0.1 million, and $0.01 million, respectively.
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
in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. The Chief Legal Officer will then promptly communicate that information to the board of directors. No related person transaction will be consummated without the approval or ratification of the board of directors or any committee of the board of directors consisting exclusively of independent and disinterested directors. It is our policy that directors interested in a related person transaction will recuse themselves from any vote of a related person transaction in which they have an interest.
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

Item 14.	Principal Accountant Fees and Services
The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, the “Deloitte Entities”):

	Year Ended December 31, 2021
	The Blackstone Group Inc.		Blackstone Entities, Principally Fund Related (c)	Blackstone Funds, Transaction Related (d)	Total

	(Dollars in Thousands)
Audit Fees	$9,957	(a)	$46,924	$—	$56,881
Audit-Related Fees	70		1,227	29,887	31,184
Tax Fees	736	(b)	80,411	11,145	92,292
All Other Fees	—		33	—	33

	$10,763		$128,595	$41,032	$180,390

	Year Ended December 31, 2020
	The Blackstone Group Inc.		Blackstone Entities, Principally Fund Related (c)	Blackstone Funds, Transaction Related (d)	Total

	(Dollars in Thousands)
Audit Fees	$9,720	(a)	$43,444	$—	$53,164
Audit-Related Fees	445		1,700	16,257	18,402
Tax Fees	972	(b)	71,680	19,748	92,400
All Other Fees	—		—	—	—

	$11,137		$116,824	$36,005	$163,966

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

Our audit committee charter, which is available on our website at http://ir.blackstone.com under “Corporate Governance,” requires the audit committee to pre-approve
all audit and
non-audit
services to be provided by our independent registered public accounting firm in accordance with the charter of the audit committee. All services reported in the Audit, Audit-Related, Tax and All Other Fees categories above were approved by the audit committee.

Part IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this annual report.

1.	Financial Statements:
See Item 8 above.

2.	Financial Statement Schedules:
Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

3.	Exhibits:

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Blackstone Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 6, 2021).

3.2	Amended and Restated Bylaws of Blackstone Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 6, 2021).

4.1*	Description of Capital Stock.

4.2	Indenture dated as of August 20, 2009 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 20, 2009).

4.3	Third Supplemental Indenture dated as of August 17, 2012 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2012).

4.4	Form of 4.750% Senior Note due 2023 (included in Exhibit 4.3 hereto).

4.5	Fourth Supplemental Indenture dated as of August 17, 2012 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2012).

4.6	Form of 6.250% Senior Note due 2042 (included in Exhibit 4.5 hereto).

4.7	Fifth Supplemental Indenture dated as of April 7, 2014 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2014).

4.8	Form of 5.000% Senior Note due 2044 (included in Exhibit 4.7 hereto).

4.9	Sixth Supplemental Indenture dated as of April 27, 2015 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 27, 2015).

4.10	Form of 4.450% Senior Note due 2045 (included in Exhibit 4.9 hereto).

4.11	Seventh Supplemental Indenture dated as of May 19, 2015 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2015).

4.12	Form of 2.000% Senior Note due 2025 (included in Exhibit 4.11 hereto).

4.13	Guarantor Joinder Agreement dated as of October 1, 2015 among Blackstone Holdings Finance Co. L.L.C., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., Blackstone Holdings AI L.P. and Citibank, N.A., as administrative agent (incorporated herein by reference to Exhibit 4.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

4.14	Eighth Supplemental Indenture dated as of October 1, 2015 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., Blackstone Holdings AI L.P. and The Bank of New York Mellon, as Trustee (incorporated herein by reference to Exhibit 4.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

4.15	Ninth Supplemental Indenture dated as of October 5, 2016 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2016).

4.16	Form of 1.000% Senior Note due 2026 (included in Exhibit 4.15 hereto).

4.17	Tenth Supplemental Indenture dated as of October 2, 2017 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 2, 2017).

4.18	Form of 3.150% Senior Note due 2027 (included in Exhibit 4.17 hereto).

4.19	Eleventh Supplemental Indenture dated as of October 2, 2017 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC October 2, 2017).

4.20	Form of 4.000% Senior Note due 2047 (included in Exhibit 4.19 hereto).

4.21	Twelfth Supplemental Indenture dated as of April 10, 2019 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2019).

4.22	Form of 1.500% Senior Notes due 2029 (included in Exhibit 4.21 hereto).

4.23	Thirteenth Supplemental Indenture dated as of September 10, 2019 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 10, 2019).

4.24	Form of 2.500% Senior Note due 2030 (included in Exhibit 4.23 hereto).

4.25	Fourteenth Supplemental Indenture dated as of September 10, 2019 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 10, 2019).

4.26	Form of 3.500% Senior Note due 2049 (included in Exhibit 4.25 hereto).

4.27	Fifteenth Supplemental Indenture dated as of September 29, 2020 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2020).

4.28	Form of 1.600% Senior Note due 2031 (included in Exhibit 4.27 hereto).

4.29	Sixteenth Supplemental Indenture dated as of September 29, 2020 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2020).

4.30	Form of 2.800% Senior Note due 2050 (included in Exhibit 4.29 hereto).

4.31	Seventeenth Supplemental Indenture dated as of August 5, 2021 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2021).

4.32	Form of 1.625% Senior Note due 2028 (included in Exhibit 4.31 hereto).

4.33	Eighteenth Supplemental Indenture dated as of August 5, 2021 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2021).

4.34	Form of 2.000% Senior Note due 2032 (included in Exhibit 4.33 hereto).

4.35	Nineteenth Supplemental Indenture dated as of August 5, 2021 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2021).

4.36	Form of 2.850% Senior Note due 2051 (included in Exhibit 4.35 hereto).

4.37	Twentieth Supplemental Indenture dated as of January 10, 2022 among Blackstone Holdings Finance Co. L.L.C., Blackstone Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2022).

4.38	Form of 2.550% Senior Note due 2032 (included in Exhibit 4.37 hereto).

4.39	Twenty-First Supplemental Indenture dated as of January 10, 2022 among Blackstone Holdings Finance Co. L.L.C., Blackstone Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current report on Form 8-K filed with the SEC on January 10, 2022).

4.40	Form of 3.200% Senior Note due 2052 (included in Exhibit 4.39 hereto).

10.1	Fourth Amended and Restated Limited Partnership Agreement of Blackstone Holdings I L.P., dated as of May 7, 2021, by and among Blackstone Holdings I/II GP L.L.C. and the limited partners of Blackstone Holdings I L.P. party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 7, 2021).

10.2	Fourth Amended and Restated Limited Partnership Agreement of Blackstone Holdings II L.P., dated as of May 7, 2021, by and among Blackstone Holdings I/II GP L.L.C. and the limited partners of Blackstone Holdings II L.P. party thereto (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 7, 2021).

10.3	Fifth Amended and Restated Limited Partnership Agreement of Blackstone Holdings III L.P., dated as of May 7, 2021, by and among Blackstone Holdings III GP L.P. and the limited partners of Blackstone Holdings III L.P. party thereto (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 7, 2021).

10.4	Fifth Amended and Restated Limited Partnership Agreement of Blackstone Holdings IV L.P., dated as of May 7, 2021, by and among Blackstone Holdings IV GP L.P. and the limited partners of Blackstone Holdings IV L.P. party thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 7, 2021).

10.5	Fourth Amended and Restated Limited Partnership Agreement of Blackstone Holdings AI L.P., dated as of May 7, 2021, by and among Blackstone Holdings I/II GP L.L.C. and the limited partners of Blackstone Holdings AI L.P. party thereto (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 7, 2021).

10.6	Amended and Restated Tax Receivable Agreement, dated as of May 7, 2021, by and among Blackstone Holdings I/II GP L.L.C., Blackstone Holdings I L.P., Blackstone Holdings II L.P. and the limited partners of Blackstone Holdings I L.P. and Blackstone Holdings II L.P. party thereto (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 7, 2021).

10.7+*	Sixth Amended and Restated Exchange Agreement, dated as of February 7, 2022, among Blackstone Inc., Blackstone Holdings AI L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and the Blackstone Holdings Limited Partners from time to time party thereto.

10.8	Amended and Restated Registration Rights Agreement, dated as of May 7, 2021 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 7, 2021).

10.9+*	Blackstone Inc. Amended and Restated 2007 Equity Incentive Plan

10.10+	The Blackstone Group Inc. Ninth Amended and Restated Bonus Deferral Plan (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 7, 2021).

10.11+	Amended and Restated Founding Member Agreement of Stephen A. Schwarzman, dated as of March 1, 2018, by and among Blackstone Holdings I L.P. and Stephen A. Schwarzman (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018).

10.12+	Letter Agreement, dated as of July 1, 2019, amending Amended and Restated Founding Member Agreement of Stephen A. Schwarzman, dated as of March 1, 2018, by and among Blackstone Holdings I L.P. and Stephen A. Schwarzman (incorporated herein by reference to Exhibit 99.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2019).

10.13+	Form of Senior Managing Director Agreement by and among Blackstone Holdings I L.P. and each of the Senior Managing Directors from time to time party thereto (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on June 14, 2007). (Applicable to all executive officers other than Mr. Schwarzman.)

10.14+	Form of Deferred Restricted Common Unit Award Agreement (Directors) (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 8, 2008).

10.15+	Form of Deferred Restricted Blackstone Holdings Unit Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the SEC on November 7, 2008).

10.16+	Second Amended and Restated Limited Liability Company Agreement of BMA V L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BMA V L.L.C. (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.17+	Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International L.P., dated as of May 31, 2007, by and among BREA International (Cayman) Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.17.1+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International L.P., dated as of May 31, 2007, by and among BREA International (Cayman) Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.19.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 15, 2008).

10.18+	Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International II L.P., dated as of May 31, 2007, by and among BREA International (Cayman) II Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.19+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International II L.P., dated as of May 31, 2007, by and among BREA International (Cayman) II Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.20.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 15, 2008).

10.20+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Management Associates IV L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Management Associates IV L.L.C. (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.21+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Mezzanine Management Associates L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Mezzanine Management Associates L.L.C. (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.22+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Mezzanine Management Associates II L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Mezzanine Management Associates II L.L.C. (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.23+	Second Amended and Restated Limited Liability Company Agreement of BREA IV L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA IV L.L.C. (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.24+	Second Amended and Restated Limited Liability Company Agreement of BREA V L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA V L.L.C. (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.25+	Second Amended and Restated Limited Liability Company Agreement of BREA VI L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA VI L.L.C. (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.25.1+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Limited Liability Company Agreement of BREA VI L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA VI L.L.C. (incorporated herein by reference to Exhibit 10.26.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 15, 2008).

10.26	Second Amended and Restated Limited Liability Company Agreement of Blackstone Communications Management Associates I L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Communications Management Associates I L.L.C. (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.27+	Amended and Restated Limited Liability Company Agreement of BCLA L.L.C., dated as of April 15, 2008, by and among Blackstone Holdings III L.P. and certain members of BCLA L.L.C. (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 15, 2008).

10.28+	Third Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates Europe III L.P., dated as of June 30, 2008 (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 8, 2008).

10.29+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Real Estate Special Situations Associates L.L.C., dated as of June 30, 2008 (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 8, 2008).

10.30+	BMA VI L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of July 31, 2008 (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the SEC on November 7, 2008).

10.31+	Fourth Amended and Restated Limited Liability Company Agreement of GSO Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009).

10.32+	Amended and Restated Limited Liability Company Agreement of GSO Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009).

10.33+	Third Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009).

10.34+	Third Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009).

10.35+	Amended and Restated Limited Liability Company Agreement of GSO Liquidity Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009).

10.36+	Blackstone / GSO Capital Solutions Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of May 22, 2009 (incorporated herein by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 7, 2009).

10.37+	Blackstone / GSO Capital Solutions Overseas Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of July 10, 2009 (incorporated herein by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 7, 2009).

10.38+	Blackstone Real Estate Special Situations Associates II L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of June 30, 2009 (incorporated herein by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 7, 2009).

10.39+	Blackstone Real Estate Special Situations Management Associates Europe L.P. Amended and Restated Agreement of Limited Partnership, dated as of June 30, 2009 (incorporated herein by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 7, 2009).

10.40+	BRECA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of May 1, 2009 (incorporated herein by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 7, 2009).

10.41+	GSO Targeted Opportunity Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of December 9, 2009 (incorporated herein by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010).

10.42+	GSO Targeted Opportunity Overseas Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of December 9, 2009 (incorporated herein by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010).

10.43+	BCVA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of July 8, 2010 (incorporated herein by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed with the SEC on August 6, 2010).

10.44+	Amended and Restated Agreement of Exempted Limited Partnership of MB Asia REA L.P., dated November 23, 2010 (incorporated herein by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 25, 2011).

10.45+	Amended and Restated Limited Liability Company Agreement of GSO SJ Partners Associates LLC, dated December 7, 2010, by and among GSO Holdings I L.L.C. and certain members of GSO SJ Partners Associates LLC thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 6, 2011).

10.46+	Amended and Restated Exempted Limited Partnership Agreement of GSO Capital Opportunities Associates II LP, dated as of December 31, 2015 (incorporated herein by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.47+	Blackstone EMA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of August 1, 2011 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the SEC on November 9, 2011).

10.48+	Blackstone Real Estate Associates VII L.P. Second Amended and Restated Agreement of Limited Partnership, dated as of September 1, 2011 (incorporated herein by reference to Exhibit 10.53.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 28, 2012).

10.49+	GSO Energy Partners-A Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of February 28, 2012 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 7, 2012).

10.50+	BTOA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of February 15, 2012 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 7, 2012).

10.51+	Form of Deferred Holdings Unit Agreement for Senior Managing Directors (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 7, 2012).

10.52+	Amended and Restated Limited Liability Company Agreement of Blackstone Commercial Real Estate Debt Associates L.L.C., dated as of November 12, 2010 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 7, 2012).

10.53+	Limited Liability Company Agreement of Blackstone Innovations L.L.C., dated November 2, 2012 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 2, 2012).

10.54+	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Innovations (Cayman) III L.P., dated November 2, 2012 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 2, 2012).

10.55+	GSO Foreland Resources Co-Invest Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of August 10, 2012 (incorporated herein by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013).

10.56+	GSO Palmetto Opportunistic Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of July 31, 2012 (incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013).

10.57+	Second Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Real Estate Associates Asia L.P., dated February 26, 2014 (incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014).

10.58+	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Real Estate Associates Europe IV L.P., dated February 26, 2014 (incorporated herein by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014).

10.59	Aircraft Dry Lease Agreement between 113CS LLC and Blackstone Administrative Services Partnership L.P., dated as of January 15, 2015 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 8, 2015).

10.60+	Form of Special Equity Award – Deferred Holdings Unit Agreement under The Blackstone Group L.P. 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.61+	Amended and Restated Agreement of Limited Partnership of BREP Edens Associates L.P., dated as of December 18, 2013 (incorporated herein by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.62+	Amended and Restated Agreement of Exempt Limited Partnership of Blackstone AG Associates L.P., dated as of February 16, 2016 and deemed effective as of May 30, 2014 (incorporated herein by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.63+	Amended and Restated Agreement of Limited Partnership of BREP OMP Associates L.P., dated as of June 27, 2014 (incorporated herein by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.64+	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone OBS Associates L.P., dated as of February 16, 2016 and deemed effective July 25, 2014 (incorporated herein by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.65+	Amended and Restated Limited Liability Company Agreement of Blackstone EMA II L.L.C., dated as of October 21, 2014 (incorporated herein by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.66+	Second Amended and Restated Agreement of Limited Partnership of Blackstone Liberty Place Associates L.P., dated as of February 9, 2015 (incorporated herein by reference to Exhibit 10.81 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.67+	Second Amended and Restated Agreement of Exempted Limited Partnership of BPP Core Asia Associates L.P., dated February 16, 2016 and deemed effective March 18, 2015 (incorporated herein by reference to Exhibit 10.82 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.68+	Second Amended and Restated Agreement of Exempted Limited Partnership of BPP Core Asia Associates-NQ L.P., dated as of February 16, 2016 and deemed effective March 18, 2015 (incorporated herein by reference to Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.69+	Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Associates VIII L.P., dated as of March 27, 2015 (incorporated herein by reference to Exhibit 10.84 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.70+	Amended and Restated Limited Liability Company Agreement of BMA VII L.L.C., dated as of May 13, 2015 (incorporated herein by reference to Exhibit 10.85 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.71+	Amended and Restated Agreement of Exempt Limited Partnership of Blackstone Property Associates International L.P., dated as of February 16, 2016 and deemed effective as of July 15, 2015 (incorporated herein by reference to Exhibit 10.86 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.72+	Amended and Restated Agreement of Exempt Limited Partnership of Blackstone Property Associates International-NQ L.P., dated as of February 16, 2016 and deemed effective July 28, 2015 (incorporated herein by reference to Exhibit 10.87 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.73+	BTOA II L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of December 19, 2014 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 4, 2016).

10.74+	Special Equity Award – Deferred Holdings Unit Agreement under The Blackstone Group L.P. 2007 Equity Incentive Plan (Chief Financial Officer) (Chief Financial Officer) (incorporated herein by reference to Exhibit 10.82 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 24, 2017).

10.75+	Form of Deferred Holdings Unit Agreement under The Blackstone Group L.P. 2007 Equity Incentive Plan (2013 and 2014 awards) (incorporated herein by reference to Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 24, 2017).

10.76+	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Real Estate Associates Europe V L.P., dated May 8, 2017 and deemed effective March 1, 2016 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 9, 2017).

10.77+	Amended and Restated Limited Liability Company Agreement of Blackstone CEMA L.L.C., dated February 9, 2016 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the SEC on August 8, 2017).

10.78+	Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Debt Strategies Associates II L.P., dated February 15, 2018 and deemed effective as of April 17, 2013 (incorporated herein by reference to Exhibit 10.86 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018).

10.79+	Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Debt Strategies Associates III L.P., dated February 15, 2018 and deemed effective as of July 25, 2016 (incorporated herein by reference to Exhibit 10.87 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018).

10.80	Form of Aircraft Dry Lease Agreement between GH4 Partners LLC and Blackstone Administrative Services Partnership L.P. (incorporated herein by reference to Exhibit 10.82 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020).

10.81	Form of Aircraft Dry Lease Agreement (N345XB) between Hilltop Asset Holdings LLC and Blackstone Administrative Services Partnership L.P. (incorporated herein by reference to Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020).

10.82	Form of Aircraft Dry Lease Agreement (N776BT) between Hilltop Asset Holdings LLC and Blackstone Administrative Services Partnership L.P. (incorporated herein by reference to Exhibit 10.84 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020).

10.83	Amended and Restated Credit Agreement dated as of March 23, 2010, as amended and restated as of May 29, 2014, as further amended and restated as of August 31, 2016, as further amended and restated as of September 21, 2018, and as further amended and restated as of November 24, 2020, among Blackstone Holdings Finance Co. L.L.C., as borrower, Blackstone Holdings AI L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P., as guarantors, Citibank, N.A., as administrative agent and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 25, 2020).

10.84+	Amended and Restated Limited Partnership Agreement of BTOA III L.P., dated as of February 27, 2019 and deemed effective as of May 24, 2018 (incorporated herein by reference to Exhibit 10.92 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019).

10.85+	Amended and Restated Deferred Holdings Unit Agreement under The Blackstone Group L.P. 2007 Equity Incentive plan between The Blackstone Group L.P. and the Participant named therein (incorporated herein by reference to Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019).

10.86+	Form of Deferred Holdings Unit Agreement under The Blackstone Group L.P. 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.94 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019).

10.87+	Amended and Restated Limited Partnership Agreement of Blackstone Management Associates Asia L.P., dated as of August 6, 2019, and deemed effective as of November 9, 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.88+	Second Amended and Restated Limited Partnership Agreement of BREIT Special Limited Partner L.P., dated as of February 12, 2020 and deemed effective as of January 1, 2018 (incorporated herein by reference to Exhibit 10.90 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020).

10.89+	Amended and Restated Exempted Limited Partnership Agreement of Blackstone Real Estate Associates Asia II L.P., dated August 6, 2019 and deemed effective September 21, 2017 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.90+	Amended and Restated Limited Partnership Agreement of Blackstone Total Alternatives Solution Associates L.P., dated as of August 6, 2019 and deemed effective as of August 24, 2014 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.91+	Amended and Restated Limited Partnership Agreement of Blackstone Total Alternatives Solution Associates 2015 I L.P., dated as of August 6, 2019 and deemed effective as of February 24, 2015 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.92+	Amended and Restated Limited Partnership Agreement of Blackstone Total Alternatives Solution Associates 2016 L.P., dated as of August 6, 2019 and deemed effective as of December 9, 2016 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.93+	Amended and Restated Limited Partnership Agreement of Blackstone Total Alternatives Solution Associates IV L.P., dated as of August 6, 2019 and deemed effective as of December 22, 2017 (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.94+	Amended and Restated Limited Partnership Agreement of Blackstone Total Alternatives Solution Associates V L.P., dated as of August 6, 2019 and deemed effective as of October 31, 2018 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.95+	Third Amended and Restated Limited Liability Company Agreement of BTOSIA L.L.C., dated as of August 6, 2019 and deemed effective as of May 12, 2016 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.96+	Amended and Restated Exempted Limited Partnership Agreement of Blackstone UK Mortgage Opportunities Management Associates (Cayman) L.P., dated August 6, 2019 and deemed effective December 4, 2015 (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.97+	Amended and Restated Limited Partnership Agreement of Blackstone EMA III GP L.P., dated as of November 6, 2019 and deemed effective as of August 17, 2018 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed with the SEC on November 8, 2019).

10.98+	Amended and Restated Limited Partnership Agreement of BMA VIII GP L.P., dated as of November 6, 2019 and deemed effective as of March 29, 2019 (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed with the SEC on November 8, 2019).

10.99+	Form of Deferred Holdings Unit Agreement under The Blackstone Group Inc. Amended and Restated 2007 Equity Incentive Plan (2019) (incorporated herein by reference to Exhibit 10.101 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020).

10.100+	Form of Deferred Holdings Unit Agreement under The Blackstone Group Inc. Amended and Restated 2007 Equity Incentive Plan (Termination Vesting 2019) (incorporated herein by reference to Exhibit 10.102 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020).

10.101+	Form of Deferred Unit Agreement under The Blackstone Group Inc. Amended and Restated 2007 Equity Incentive Plan (2020) (incorporated herein by reference to Exhibit 10.103 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020).

10.102+	Form of Deferred Unit Agreement under The Blackstone Group Inc. Amended and Restated 2007 Equity Incentive Plan (Termination Vesting 2020) (incorporated herein by reference to Exhibit 10.104 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020).

10.103+	Amended and Restated Limited Partnership Agreement of BREA Europe VI (Cayman) L.P., dated as of February 26, 2020 and deemed effective as of May 8, 2019 (incorporated herein by reference to Exhibit 10.105 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020).

10.104+	Amended and Restated Limited Partnership Agreement of BREA IX (Delaware) L.P., dated as of February 26, 2020 and deemed effective as of December 21, 2018 (incorporated herein by reference to Exhibit 10.106 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020).

10.105+	Amended and Restated Agreement of Limited Partnership, of Strategic Partners Fund Solutions Associates – NC Real Asset Opportunities, L.P., dated as of September 30, 2014 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.106+	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates Real Estate VI L.P., dated as of April 8, 2015 (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.107+	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates Real Estate VII L.P., dated November 4, 2020, and effective as of December 13, 2018 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.108+	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates Infrastructure III L.P., dated November 4, 2020, and effective as of December 24, 2019 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.109+	Amended and Restated Agreement of Limited Partnership of Strategic Partners Fund Solutions Associates RA II L.P., dated November 4, 2020, and effective as of April 3, 2017 (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.110+	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates VI L.P., dated as of December 19, 2013 (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.111+	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates VII L.P., dated as of February 12, 2016 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.112+	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates VIII L.P., dated November 4, 2020, and effective as of December 21, 2018 (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.113+	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates DE L.P., dated November 4, 2020, and effective as of February 26, 2018 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.114+	Amended and Restated Limited Partnership Agreement of Blackstone CEMA II GP L.P., dated as of November 4, 2020 (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.115+	Amended and Restated Limited Partnership Agreement of BREDS IV L.P., dated as of November 4, 2020, and effective as of April 3, 2020 (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.116+	Amended and Restated Limited Partnership Agreement of BXLS V GP L.P., dated as of November 4, 2020, and effective as of December 31, 2019 (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
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
Date: February 25, 2022

Blackstone Inc.

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 25th day of February, 2022.

/s/ Stephen A. Schwarzman Stephen A. Schwarzman, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	/s/ Reginald J. Brown Reginald J. Brown, Director

/s/ Jonathan D. Gray Jonathan D. Gray, President, Chief Operating Officer and Director	/s/ Sir John Antony Hood Sir John Antony Hood, Director

/s/ Michael S. Chae Michael S. Chae, Chief Financial Officer (Principal Financial Officer)	/s/ Rochelle B. Lazarus Rochelle B. Lazarus, Director

/s/ David Payne David Payne, Chief Accounting Officer (Principal Accounting Officer)	/s/ Jay O. Light Jay O. Light, Director

/s/ Joseph P. Baratta Joseph P. Baratta, Director	/s/ Brian Mulroney Brian Mulroney, Director

/s/ Kelly A. Ayotte Kelly A. Ayotte, Director	/s/ William G. Parrett William G. Parrett, Director

/s/ James W. Breyer James W. Breyer, Director	/s/ Ruth Porat Ruth Porat, Director