Form 10-Q
period 2022-03-31
Blackstone Inc.
filed 2022-05-05
CIK 1393818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
of the Exchange Act). Yes
☐
No
☒
As of April 29, 2022, there were 700,724,002 shares of common stock of the registrant outstanding.

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, which reflect our current views with respect to, among other things, our operations, taxes, earnings and financial performance, and share repurchases and dividends. You can identify these forward-looking statements by the use of words such as “outlook,” “indicator,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “opportunity,” “leads,” “forecast” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to the impact of the novel coronavirus
(“COVID-19”),
as well as those described under the section entitled “Risk Factors” in our Annual Report on
Form 10-K
for the year ended December 31, 2021, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
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
REIT, as “BREIT.” We refer to our real estate funds that target substantially stabilized assets in prime markets, as Blackstone Property Partners (“BPP”) funds and our income-generating European real estate funds as Blackstone European Property Income (“BEPIF”). We refer to BREIT, BPP and BEPIF collectively as our Core+ real estate strategies.
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

(c)	the remaining invested capital or fair value of assets held in co-investment vehicles managed by us on which we receive fees,

(d)
the net asset value of our funds of hedge funds, hedge funds, BPP, certain co-investments
managed by us, certain registered investment companies, BREIT, BEPIF, and certain of our Hedge Fund Solutions drawdown funds,

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
co-investment
capital with an investor right to convert into Perpetual Capital.
This report does not constitute an offer of any Blackstone Fund.

Part I. Financial Information

Item 1.	Financial Statements
Blackstone Inc.
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share Data)

	March 31,	December 31,
	2022	2021
Assets
Cash and Cash Equivalents	$3,868,567	$2,119,738
Cash Held by Blackstone Funds and Other	110,648	79,994
Investments (including assets pledged of $78,396 and $63,044 at March 31, 2022 and December 31, 2021, respectively)	30,068,474	28,665,043
Accounts Receivable	517,465	636,616
Due from Affiliates	4,004,359	4,656,867
Intangible Assets, Net	265,686	284,384
Goodwill	1,890,202	1,890,202
Other Assets	422,786	492,936
Right-of-Use Assets	868,437	788,991
Deferred Tax Assets	1,327,454	1,581,637

Total Assets	$43,344,078	$41,196,408

Liabilities and Equity
Loans Payable	$8,937,456	$7,748,163
Due to Affiliates	1,881,054	1,906,098
Accrued Compensation and Benefits	8,140,773	7,905,070
Securities Sold, Not Yet Purchased	27,278	27,849
Repurchase Agreements	77,289	57,980
Operating Lease Liabilities	986,073	908,033
Accounts Payable, Accrued Expenses and Other Liabilities	1,053,128	937,169

Total Liabilities	21,103,051	19,490,362

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	41,430	68,028

Equity
Stockholders’ Equity of Blackstone Inc.
Common Stock, $0.00001 par value, 90 billion shares authorized, (707,180,830 shares issued and outstanding as of March 31, 2022; 704,339,774 shares issued and outstanding as of December 31, 2021)	7	7
Series I Preferred Stock, $0.00001 par value, 999,999,000 shares authorized, (1 share issued and outstanding as of March 31, 2022 and December 31, 2021)	—	—
Series II Preferred Stock, $0.00001 par value, 1,000 shares authorized, (1 share issued and outstanding as of March 31, 2022 and December 31, 2021)	—	—
Additional Paid-in-Capital	5,879,796	5,794,727
Retained Earnings	3,805,918	3,647,785
Accumulated Other Comprehensive Loss	(25,754)	(19,626)

Total Stockholders’ Equity of Blackstone Inc.	9,659,967	9,422,893
Non-Controlling Interests in Consolidated Entities	5,747,698	5,600,653
Non-Controlling Interests in Blackstone Holdings	6,791,932	6,614,472

Total Equity	22,199,597	21,638,018

Total Liabilities and Equity	$43,344,078	$41,196,408

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

	March 31,	December 31,
	2022	2021
Assets
Cash Held by Blackstone Funds and Other	$110,648	$79,994
Investments	2,045,156	2,018,829
Accounts Receivable	51,044	64,680
Due from Affiliates	40,879	13,748
Other Assets	240	251

Total Assets	$2,247,967	$2,177,502

Liabilities
Loans Payable	$—	$101
Due to Affiliates	82,957	95,204
Securities Sold, Not Yet Purchased	23,215	23,557
Repurchase Agreements	5,078	15,980
Accounts Payable, Accrued Expenses and Other Liabilities	24,116	10,420

Total Liabilities	$135,366	$145,262

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended
	March 31,
	2022	2021
Revenues
Management and Advisory Fees, Net	$1,475,936	$1,177,815

Incentive Fees	104,489	36,124

Investment Income
Performance Allocations
Realized	1,766,386	534,367
Unrealized	1,293,050	2,464,497
Principal Investments
Realized	285,104	355,038
Unrealized	73,961	639,315

Total Investment Income	3,418,501	3,993,217

Interest and Dividend Revenue	54,485	31,412
Other	72,869	60,304

Total Revenues	5,126,280	5,298,872

Expenses
Compensation and Benefits
Compensation	656,505	542,638
Incentive Fee Compensation	41,019	13,325
Performance Allocations Compensation
Realized	717,601	213,027
Unrealized	472,284	1,049,969

Total Compensation and Benefits	1,887,409	1,818,959
General, Administrative and Other	240,674	185,122
Interest Expense	66,747	44,983
Fund Expenses	2,192	2,383

Total Expenses	2,197,022	2,051,447

Other Income
Change in Tax Receivable Agreement Liability	761	2,910
Net Gains from Fund Investment Activities	50,876	120,353

Total Other Income	51,637	123,263

Income Before Provision (Benefit) for Taxes	2,980,895	3,370,688
Provision (Benefit) for Taxes	483,281	(447)

Net Income	2,497,614	3,371,135
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	5,052	629
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	216,375	386,850
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	1,059,313	1,235,784

Net Income Attributable to Blackstone Inc.	$1,216,874	$1,747,872

Net Income Per Share of Common Stock
Basic	$1.66	$2.47

Diluted	$1.66	$2.46

Weighted-Average Shares of Common Stock Outstanding
Basic	734,327,015	709,033,212

Diluted	734,966,915	709,912,344

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended
	March 31,
	2022	2021
Net Income	$2,497,614	$3,371,135
Other Comprehensive Income (Loss) – Currency Translation Adjustment	(9,399)	7,931

Comprehensive Income	2,488,215	3,379,066

Less:
Comprehensive Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	5,052	629
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	216,375	386,850
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	1,056,042	1,239,338

Comprehensive Income Attributable to Non-Controlling Interests	1,277,469	1,626,817

Comprehensive Income Attributable to Blackstone Inc.	$1,210,746	$1,752,249

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
			Additional	Retained	hensive	Total	Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income	Stockholders’	Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Equity	Entities	Holdings	Equity	Entities
Balance at December 31, 2021	704,339,774	$7	$5,794,727	$3,647,785	$(19,626)	$9,422,893	$5,600,653	$6,614,472	$21,638,018	$68,028
Net Income	—	—	—	1,216,874	—	1,216,874	216,375	1,059,313	2,492,562	5,052
Currency Translation Adjustment	—	—	—	—	(6,128)	(6,128)	—	(3,271)	(9,399)	—
Capital Contributions	—	—	—	—	—	—	192,338	2,486	194,824	—
Capital Distributions	—	—	—	(1,058,741)	—	(1,058,741)	(252,846)	(901,789)	(2,213,376)	(31,650)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	(8,822)	—	(8,822)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	3,272	—	—	3,272	—	—	3,272	—
Equity-Based Compensation	—	—	80,901	—	—	80,901	—	53,678	134,579	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	1,892,172	—	(32,061)	—	—	(32,061)	—	—	(32,061)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	—	—	—	—	—	—	—	—	—	—
Change in Blackstone Inc.’s Ownership Interest	—	—	19,519	—	—	19,519	—	(19,519)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	948,884	—	13,438	—	—	13,438	—	(13,438)	—	—

Balance at March 31, 2022	707,180,830	$7	$5,879,796	$3,805,918	$(25,754)	$9,659,967	$5,747,698	$6,791,932	$22,199,597	$41,430

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

continued...
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
			Additional	Retained	hensive	Total	Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income	Stockholders’	Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Equity	Entities	Holdings	Equity	Entities
Balance at December 31, 2020	683,875,544	$7	$6,332,105	$335,762	$(15,831)	$6,652,043	$4,042,157	$3,831,148	$14,525,348	$65,161
Net Income	—	—	—	1,747,872	—	1,747,872	386,850	1,235,784	3,370,506	629
Currency Translation Adjustment	—	—	—	—	4,377	4,377	—	3,554	7,931	—
Capital Contributions	—	—	—	—	—	—	207,297	2,708	210,005	—
Capital Distributions	—	—	—	(674,866)	—	(674,866)	(242,200)	(582,970)	(1,500,036)	(244)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	(3,510)	—	(3,510)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	10,179	—	—	10,179	—	—	10,179	—
Equity-Based Compensation	—	—	91,523	—	—	91,523	—	65,895	157,418	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	1,713,313	—	(18,199)	—	—	(18,199)	—	—	(18,199)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	—	—	—	—	—	—	—	—	—	—
Change in Blackstone Inc.’s Ownership Interest	—	—	(7,445)	—	—	(7,445)	—	7,445	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	4,980,706	—	38,666	—	—	38,666	—	(38,666)	—	—

Balance at March 31, 2021	690,569,563	$7	$6,446,829	$1,408,768	$(11,454)	$7,844,150	$4,390,594	$4,524,898	$16,759,642	$65,546

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net Income	$2,497,614	$3,371,135
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Blackstone Funds Related
Net Realized Gains on Investments	(2,154,499)	(942,407)
Changes in Unrealized Gains on Investments	(101,802)	(723,783)
Non-Cash Performance Allocations	(1,293,050)	(2,464,497)
Non-Cash Performance Allocations and Incentive Fee Compensation	1,230,904	1,276,321
Equity-Based Compensation Expense	219,083	163,867
Amortization of Intangibles	18,698	18,778
Other Non-Cash Amounts Included in Net Income	(215,753)	(204,164)
Cash Flows Due to Changes in Operating Assets and Liabilities
Accounts Receivable	169,644	(32,900)
Due from Affiliates	722,779	265,981
Other Assets	118,945	70,339
Accrued Compensation and Benefits	(1,079,703)	(339,805)
Securities Sold, Not Yet Purchased	16	(17,600)
Accounts Payable, Accrued Expenses and Other Liabilities	52,257	49,029
Repurchase Agreements	19,310	(18,758)
Due to Affiliates	22,831	31,228
Investments Purchased	(773,867)	(916,378)
Cash Proceeds from Sale of Investments	3,295,094	2,710,298

Net Cash Provided by Operating Activities	2,748,501	2,296,684

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(56,152)	(20,741)

Net Cash Used in Investing Activities	(56,152)	(20,741)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(284,496)	(242,444)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	181,824	204,691
Payments Under Tax Receivable Agreement	(46,880)	(51,366)
Net Settlement of Vested Common Stock and Repurchase of Common Stock and Blackstone Holdings Partnership Units	(32,061)	(18,199)
Proceeds from Loans Payable	1,481,644	—

continued...
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2022	2021
Financing Activities (Continued)
Repayment and Repurchase of Loans Payable	$(250,101)	$—
Dividends/Distributions to Shareholders and Unitholders	(1,958,044)	(1,255,128)

Net Cash Used in Financing Activities	(908,114)	(1,362,446)

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other	(4,752)	(6,246)

Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other
Net Increase	1,779,483	907,251
Beginning of Period	2,199,732	2,064,456

End of Period	$3,979,215	$2,971,707

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$75,184	$51,368

Payments for Income Taxes	$41,394	$34,735

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$4,227	$1,717

Notes Issuance Costs	$14,226	$—

Transfer of Interests to Non-Controlling Interest Holders	$(8,822)	$(3,510)

Change in Blackstone Inc.’s Ownership Interest	$19,519	$(7,445)

Net Settlement of Vested Common Stock	$131,087	$89,733

Conversion of Blackstone Holdings Units to Common Stock	$13,438	$38,666

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(33,503)	$(88,352)

Due to Affiliates	$30,231	$78,173

Equity	$3,272	$10,179

The following table provides a reconciliation of Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other reported within the Condensed Consolidated Statements of Financial Condition:

	March 31,	December 31,
	2022	2021
Cash and Cash Equivalents	$3,868,567	$2,119,738
Cash Held by Blackstone Funds and Other	110,648	79,994

	$3,979,215	$2,199,732

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
Effective August 6, 2021, The Blackstone Group Inc. changed its name to Blackstone Inc. Blackstone Inc. was initially formed as The Blackstone Group L.P., a Delaware limited partnership, on March 12, 2007. Prior to its conversion (effective July 1, 2019) to a Delaware corporation, Blackstone Inc. was managed and operated by Blackstone Group Management L.L.C., which is wholly owned by Blackstone’s senior managing directors and controlled by one of Blackstone’s founders, Stephen A. Schwarzman (the “Founder”). Effective February 26, 2021, the Certificate of Incorporation of Blackstone Inc. was amended and restated to rename Blackstone’s Class A common stock as “common stock” and reclassify Blackstone’s Class B common stock and Class C common stock into a new Series I preferred stock and a new Series II preferred stock, respectively. All references to common stock, Series I preferred stock and Series II preferred stock prior to such date refer to Class A, Class B and Class C common stock, respectively. See Note 13. “Income Taxes” and Note 14. “Earnings Per Share and Stockholders’ Equity — Stockholders’ Equity.”
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
The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in Blackstone’s Annual Report on
Form 10-K
for the year ended December 31, 2021 filed with the Securities and Exchange Commission.
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
COVID-19
and Global Economic Market Conditions
The impact of the novel coronavirus
(“COVID-19”)
pandemic has rapidly evolved around the globe, causing disruption in the U.S. and global economies. Although the global economy continued reopening in early 2022 and robust economic activity has supported a continued recovery, certain geographies, most notably China, have experienced setbacks. The estimates and assumptions underlying these condensed consolidated financial statements are based on the information available as of March 31, 2022 for the current period and as of March 31, 2021 or December 31, 2021, as applicable. The estimates and assumptions include judgments about financial market and economic conditions which have changed, and may continue to change, over time.
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
Blackstone earns base management fees from its customers, at a fixed percentage of a calculation base which is typically assets under management, net asset value, gross asset value, total assets, committed capital or invested capital. Blackstone identifies its customers on a fund by fund basis in accordance with the terms and circumstances of the individual fund. Generally, the customer is identified as the investors in its managed funds and investment vehicles, but for certain widely held funds or vehicles, the fund or vehicle itself may be identified as the customer. These customer contracts require Blackstone to provide investment management services, which represents a performance obligation that Blackstone satisfies over time. Management fees are a form of variable consideration because the fees Blackstone is entitled to vary based on fluctuations in the basis for the management fee. The amount recorded as revenue is generally determined at the end of the period because these management fees are payable on a regular basis (typically quarterly) and are not subject to clawback once paid.
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
Interest and Dividend Revenue
 — Interest and Dividend Revenue comprises primarily of interest and dividend income earned on principal investments not accounted for under the equity method held by Blackstone.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Level II Valuation Techniques
Financial instruments classified within Level II of the fair value hierarchy comprise of debt instruments, including debt securities sold, not yet purchased and certain equity securities and derivative instruments valued using observable inputs.
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
Real Estate Investments –
The fair values of real estate investments are determined by considering projected operating cash flows, sales of comparable assets, if any, and replacement costs, among other measures. The methods used to estimate the fair value of real estate investments include the discounted cash flow method and/or capitalization rates analysis. Valuations may be derived by reference to observable valuation measures for comparable companies or assets (for example, multiplying a key performance metric of the investee company or asset, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”), by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Where a discounted cash flow method is used, a terminal value is derived by reference to an exit EBITDA multiple or capitalization rate. Additionally, where applicable, projected distributable cash flow-through debt maturity will be considered in support of the investment’s fair value.
Private Equity Investments –
The fair values of private equity investments are determined by reference to projected net earnings, EBITDA, the discounted cash flow method, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are based on unaudited information at the time received. Valuations may be derived by reference to observable valuation measures for comparable companies or transactions (for example, multiplying a key performance metric of the investee company, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Where a discounted cash flow method is used, a terminal value is derived by reference to EBITDA or price/earnings exit multiples.

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
For certain instruments, Blackstone has elected the fair value option. Such election is irrevocable and is applied on an investment by investment basis at initial recognition or other eligible election dates. Blackstone has applied the fair value option for certain loans and receivables, unfunded loan commitments and certain investments in private debt securities that otherwise would not have been carried at fair value with gains and losses recorded in net income. The methodology for measuring the fair value of such investments is consistent with the methodology applied to private equity, real estate, credit-focused and funds of hedge funds investments. Changes in the fair value of such instruments are recognized in Investment Income (Loss) in the Condensed Consolidated Statements of Operations. Interest income on interest bearing loans and receivables and debt securities on which the fair value option has been elected is based on stated coupon rates adjusted for the accretion of purchase discounts and the amortization of purchase premiums. This interest income is recorded within Interest and Dividend Revenue.
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
Income Taxes
Provision of Income Taxes
Income taxes are provided for using the asset and liability method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting and tax bases of assets and liabilities, resulting in all pretax amounts being appropriately tax effected in the period, irrespective of which tax return year items will be reflected. Blackstone reports interest expense and tax penalties related to income tax matters in provision for income taxes.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that will be in effect when such differences are expected to reverse. Valuation allowances are established to reduce the deferred tax assets to the amount that is more likely than not to be realized. Deferred tax assets are separately stated, and deferred tax liabilities are included in Accounts Payable, Accrued Expenses, and Other Liabilities in the financial statements.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Unrecognized Tax Benefits
Blackstone recognizes tax positions in the condensed consolidated financial statements when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit what will more likely than not be realized on settlement. A liability is established for differences between positions taken in the return and amounts recognized in the condensed consolidated financial statements.
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
Blackstone applies the treasury stock method to determine the dilutive weighted-average common shares outstanding for certain equity-based compensation awards. Blackstone applies the
“if-converted”
method to the Blackstone Holdings Partnership Units to determine the dilutive impact, if any, of the exchange right included in the Blackstone Holdings Partnership Units. Blackstone applies the contingently issuable share model to contracts that may require the issuance of shares.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

3.    Intangible Assets
Intangible Assets, Net consists of the following:

	March 31,	December 31,
	2022	2021
Finite-Lived Intangible Assets/Contractual Rights	$1,745,376	$1,745,376
Accumulated Amortization	(1,479,690)	(1,460,992)

Intangible Assets, Net	$265,686	$284,384

Amortization expense associated with Blackstone’s intangible assets was $18.7 million and $18.8 million for the three months ended March 31, 2022 and 2021, respectively.
Amortization of Intangible Assets held at March 31, 2022 is expected to be $67.1 million, $38.1 million, $30.5 million, $30.5 million and $30.4 million for each of the years ending December 31, 2022, 2023, 2024, 2025, and 2026, respectively. Blackstone’s Intangible Assets as of March 31, 2022 are expected to amortize over a weighted-average period of 7.2 years.
4.    Investments
Investments consist of the following:

	March 31,	December 31,
	2022	2021
Investments of Consolidated Blackstone Funds	$2,045,156	$2,018,829
Equity Method Investments
Partnership Investments	5,858,926	5,635,212
Accrued Performance Allocations	17,661,244	17,096,873
Corporate Treasury Investments	916,510	658,066
Other Investments	3,586,638	3,256,063

	$30,068,474	$28,665,043

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $376.4 million and $375.8 million at March 31, 2022 and December 31, 2021, respectively.
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
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Investments of Consolidated Blackstone Funds
The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2022	2021
Realized Gains	$17,688	$28,994
Net Change in Unrealized Gains	27,841	84,467

Realized and Net Change in Unrealized Gains from Consolidated Blackstone Funds	45,529	113,461
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	5,347	6,892

Other Income – Net Gains from Fund Investment Activities	$50,876	$120,353

Equity Method Investments
Blackstone’s equity method investments include Partnership Investments, which represent the pro-rata
investments, and any associated Accrued Performance Allocations, in Blackstone Funds, excluding any equity method investments for which the fair value option has been elected. Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission (“SEC”). As of and for the three months ended March 31, 2022 and 2021, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.
Partnership Investments
Blackstone recognized net gains related to its Partnership Investments accounted for under the equity method of $336.3 million and $694.4 million for the three months ended March 31, 2022 and 2021, respectively.
Accrued Performance Allocations
Accrued Performance Allocations to Blackstone were as follows:

	Real	Private	Hedge Fund	Credit &
	Estate	Equity	Solutions	Insurance	Total
Accrued Performance Allocations, December 31, 2021	$8,471,754	$7,550,468	$456,405	$618,246	$17,096,873
Performance Allocations as a Result of Changes in Fund Fair Values	2,363,362	613,890	56,925	25,716	3,059,893
Foreign Exchange Loss	(47,482)	—	—	—	(47,482)
Fund Distributions	(1,836,609)	(559,450)	(9,268)	(42,713)	(2,448,040)

Accrued Performance Allocations, March 31, 2022	$8,951,025	$7,604,908	$504,062	$601,249	$17,661,244

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Corporate Treasury Investments
The portion of corporate treasury investments included in Investments represents Blackstone’s investments into primarily fixed income securities, mutual fund interests, and other fund interests. These strategies are managed by a combination of Blackstone personnel and third party advisors. The following table presents the Realized and Net Change in Unrealized Gains (Losses) on these investments:

	Three Months Ended March 31,
	2022	2021
Realized Gains (Losses)	$(1,962)	$6,934
Net Change in Unrealized Gains (Losses)	(27,603)	9,929

	$(29,565)	$16,863

Other Investments
Other Investments consist of equity method investments where Blackstone has elected the fair value option and other proprietary investment securities held by Blackstone, including equity securities carried at fair value, equity investments without readily determinable fair values, and subordinated notes in non-consolidated
CLO vehicles. Equity investments without a readily determinable fair value had a carrying value of $2.5 billion as of March 31, 2022, including the investment in American International Group, Inc’s Life and Retirement business (“AIG L&R”). In the period of acquisition and upon remeasurement in connection with an observable transaction, such investments are reported at fair value. See Note 8. “Fair Value Measurements of Financial Instruments” for additional detail. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in Other Investments:

	Three Months Ended March 31,
	2022	2021
Realized Gains	$101,349	$113
Net Change in Unrealized Gains (Losses)	(80,485)	284,502

	$20,864	$284,615

5.    Net Asset Value as Fair Value
A summary of fair value by strategy type and ability to redeem such investments as of March 31, 2022 is presented below:

		Redemption
		Frequency	Redemption
Strategy (a)	Fair Value	(if currently eligible)	Notice Period
Equity	$360,965	(b)	(b)
Credit Driven	28,003	(c)	(c)
Commodities	1,007	(d)	(d)
Diversified Instruments	17	(e)	(e)

	$389,992

(a)	As of March 31, 2022, Blackstone had no unfunded commitments.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

(b)
The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investment representing 100% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing less than 1% of the fair value of the investments in this category are in liquidation. As of the reporting date, the investee fund manager had elected to side-pocket less than 1% of Blackstone’s investments in the category.

(c)
The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 83% of the fair value of the investments in this category are in liquidation. The remaining 17% of investments in this category may not be redeemed at, or within three months of, the reporting date.

(d)
The Commodities category includes investments in commodities-focused funds that primarily invest in futures and physical-based commodity driven strategies. Investments representing 100% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date.

(e)
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

	March 31, 2022				December 31, 2021
	Assets		Liabilities		Assets		Liabilities
		Fair		Fair		Fair		Fair
	Notional	Value	Notional	Value	Notional	Value	Notional	Value
Freestanding Derivatives
Blackstone
Interest Rate Contracts	$925,482	$41,780	$380,869	$2,691	$609,132	$143,349	$692,442	$138,677
Foreign Currency Contracts	317,996	4,544	510,006	8,512	217,161	1,858	572,643	6,143
Credit Default Swaps	2,007	210	9,803	1,021	2,007	194	9,916	1,055

	1,245,485	46,534	900,678	12,224	828,300	145,401	1,275,001	145,875

Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	60,371	1,094	15,424	39	20,764	339	54,300	370
Interest Rate Contracts	—	—	14,000	95	—	—	14,000	764
Credit Default Swaps	3,401	365	6,814	801	3,401	321	22,865	799

	63,772	1,459	36,238	935	24,165	660	91,165	1,933

	$1,309,257	$47,993	$936,916	$13,159	$852,465	$146,061	$1,366,166	$147,808

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended March 31,
	2022	2021
Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$3,899	$1,646
Foreign Currency Contracts	3,992	1,536
Credit Default Swaps	95	(982)
Total Return Swaps	—	(1,350)
Other	—	(40)

	7,986	810

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	34,956	5,701
Foreign Currency Contracts	(9,372)	(128)
Credit Default Swaps	13	842
Total Return Swaps	—	2,130
Other	—	(20)

	25,597	8,525

	$33,583	$9,335

As of March 31, 2022 and December 31, 2021, Blackstone had not designated any derivatives as fair value, cash flow or net investment hedges.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

7.    Fair Value Option
The following table summarizes the financial instruments for which the fair value option has been elected:

	March 31,	December 31,
	2022	2021
Assets
Loans and Receivables	$286,199	$392,732
Equity and Preferred Securities	1,056,017	516,539
Debt Securities	180,153	183,877

	$1,522,369	$1,093,148

Liabilities
Corporate Treasury Commitments	$1,829	$636

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Three Months Ended March 31,
	2022		2021
		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized
	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Assets
Loans and Receivables	$(1,453)	$1,446	$(4,831)	$(1,929)
Equity and Preferred Securities	(722)	6,836	—	30,871
Debt Securities	(952)	(8,982)	8,667	(6,158)

	$(3,127)	$(700)	$3,836	$22,784

Liabilities
Corporate Treasury Commitments	$—	$(1,193)	$—	$(200)

The following table presents information for those financial instruments for which the fair value option was elected:

	March 31, 2022			December 31, 2021
		For Financial Assets			For Financial Assets
		Past Due			Past Due
	(Deficiency)		Excess	(Deficiency)		Excess
	of Fair Value	Fair	of Fair Value	of Fair Value	Fair	of Fair Value
	Over Principal	Value	Over Principal	Over Principal	Value	Over Principal
Loans and Receivables	$(2,483)	$—	$—	$(2,748)	$—	$—
Debt Securities	(39,080)	—	—	(29,475)	—	—

	$(41,563)	$—	$—	$(32,223)	$—	$—

As of March 31, 2022 and December 31, 2021, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual
status.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

8.    Fair Value Measurements of Financial Instruments
The following tables summarize the valuation of Blackstone’s financial assets and liabilities by the fair value hierarchy:

	March 31, 2022
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$1,090,453	$—	$—	$—	$1,090,453

Investments
Investments of Consolidated Blackstone Funds
Equity Securities, Partnerships and LLC Interests (a)	39,567	180,020	1,179,941	384,195	1,783,723
Debt Instruments	480	231,183	28,311	—	259,974
Freestanding Derivatives	—	1,459	—	—	1,459

Total Investments of Consolidated Blackstone Funds	40,047	412,662	1,208,252	384,195	2,045,156
Corporate Treasury Investments	146,857	766,492	3,161	—	916,510
Other Investments	373,661	710,355	51,762	5,797	1,141,575

Total Investments	560,565	1,889,509	1,263,175	389,992	4,103,241

Accounts Receivable - Loans and Receivables	—	—	286,199	—	286,199

Other Assets - Freestanding Derivatives	4,605	41,929	—	—	46,534

	$1,655,623	$1,931,438	$1,549,374	$389,992	$5,526,427

Liabilities
Securities Sold, Not Yet Purchased	$4,063	$23,215	$—	$—	$27,278

Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds - Freestanding Derivatives	—	935	—	—	935
Freestanding Derivatives	198	12,026	—	—	12,224
Corporate Treasury Commitments (b)	—	—	1,829	—	1,829

Total Accounts Payable, Accrued Expenses and Other Liabilities	198	12,961	1,829	—	14,988

	$4,261	$36,176	$1,829	$—	$42,266

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31, 2021
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$173,408	$—	$—	$—	$173,408

Investments
Investments of Consolidated Blackstone Funds
Equity Securities, Partnerships and LLC Interests (a)	70,484	122,068	1,170,362	382,267	1,745,181
Debt Instruments	642	242,393	29,953	—	272,988
Freestanding Derivatives	—	660	—	—	660

Total Investments of Consolidated Blackstone Funds	71,126	365,121	1,200,315	382,267	2,018,829
Corporate Treasury Investments	86,877	570,712	477	—	658,066
Other Investments (c)	478,892	210,752	2,518,032	4,845	3,212,521

Total Investments	636,895	1,146,585	3,718,824	387,112	5,889,416

Accounts Receivable - Loans and Receivables	—	—	392,732	—	392,732

Other Assets - Freestanding Derivatives	113	145,288	—	—	145,401

	$810,416	$1,291,873	$4,111,556	$387,112	$6,600,957

Liabilities
Securities Sold, Not Yet Purchased	$4,292	$23,557	$—	$—	$27,849

Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds - Freestanding Derivatives	—	1,933	—	—	1,933
Freestanding Derivatives	323	145,552	—	—	145,875
Corporate Treasury Commitments (b)	—	—	636	—	636

Total Accounts Payable, Accrued Expenses and Other Liabilities	323	147,485	636	—	148,444

	$4,615	$171,042	$636	$—	$176,293

LLC Limited Liability Company.
(a)	Equity Securities, Partnership and LLC Interest includes investments in investment funds. Prior period amounts have been reclassified to this presentation.
(b)	Corporate Treasury Commitments are measured using third party pricing.
(c)
Level III Other Investments includes Blackstone’s $2.2 billion equity interest in the AIG L&R business and other investments that were remeasured as the result of an observable transaction. These fair value measurements are nonrecurring and are measured as of either the date of acquisition, which was
November 2, 2021 for the AIG L&R business, or as of the date of the observable transaction.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of March 31, 2022:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)	Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$1,179,941	Discounted Cash Flows	Discount Rate	3.8% - 55.0%	10.9%	Lower
			Exit Multiple - EBITDA	4.0x - 31.4x	14.8x	Higher
			Exit Capitalization Rate	1.4% - 17.3%	4.8%	Lower
Debt Instruments	28,311	Discounted Cash Flows	Discount Rate	6.5% - 19.3%	10.8%	Lower
		Third Party Pricing	n/a

Total Investments of Consolidated Blackstone Funds	1,208,252
Corporate Treasury Investments	3,161	Discounted Cash Flows	Discount Rate	12.3%	n/a	Lower
		Third Party Pricing	n/a
Loans and Receivables	286,199	Discounted Cash Flows	Discount Rate	6.7% - 10.0%	8.4%	Lower
Other Investments	51,762	Third Party Pricing	n/a
		Transaction Price	n/a

	$1,549,374

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2021:

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
For the three months ended March 31, 2022, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Level III Financial Assets at Fair Value Three Months Ended March 31,
	2022				2021
	Investments				Investments
	of	Loans	Other		of	Loans	Other
	Consolidated	and	Investments		Consolidated	and	Investments
	Funds	Receivables	(a)	Total	Funds	Receivables	(a)	Total
Balance, Beginning of Period	$1,200,315	$392,732	$43,987	$1,637,034	$858,310	$581,079	$46,158	$1,485,547
Transfer Into Level III (b)	4	—	—	4	880	—	—	880
Transfer Out of Level III (b)	(53,907)	—	—	(53,907)	(77,451)	—	—	(77,451)
Purchases	58,021	3,097	2,746	63,864	87,327	323,329	—	410,656
Sales	(64,312)	(118,493)	(64)	(182,869)	(47,989)	(292,724)	(5,149)	(345,862)
Issuances	—	9,774	—	9,774	—	6,746	—	6,746
Settlements	—	(4,854)	—	(4,854)	—	(17,400)	—	(17,400)
Changes in Gains (Losses) Included in Earnings	68,131	3,943	(3,455)	68,619	64,151	3,581	151	67,883

Balance, End of Period	$1,208,252	$286,199	$43,214	$1,537,665	$885,228	$604,611	$41,160	$1,530,999

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$61,154	$215	$(3,457)	$57,912	$56,729	$(3,856)	$61	$52,934

(a)	Represents corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
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
non-consolidated
VIEs were as follows:

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	March 31,	December 31,
	2022	2021
Investments	$3,931,451	$3,337,757
Due from Affiliates	172,251	179,939
Potential Clawback Obligation	44,423	44,327

Maximum Exposure to Loss	$4,148,125	$3,562,023

Amounts Due to Non-Consolidated VIEs	$3,710	$105

10. Repurchase Agreements
At March 31, 2022 and December 31, 2021, Blackstone pledged securities with a carrying value of $78.4 million and $63.0 million, respectively, and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.
The following tables provide information regarding Blackstone’s Repurchase Agreements obligation by type of collateral pledged:

	March 31, 2022
	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to	30 - 90	than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$—	$—	$5,078	$5,078
Loans	—	—	72,211	—	72,211

	$—	$—	$72,211	$5,078	$77,289

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$77,289

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

	December 31, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to	30 - 90	than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$15,980	$—	$—	$15,980
Loans	—	—	42,000	—	42,000

	$—	$15,980	$42,000	$—	$57,980

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$57,980

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

11. Offsetting of Assets and Liabilities
The following tables present the offsetting of assets and liabilities as of March 31, 2022 and December 31, 2021:

March 31, 2022
Gross and Net
	Amounts of	Gross Amounts Not Offset
	Assets Presented	in the Statement of
	in the Statement	Financial Condition
	of Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Received	Net Amount
Assets
Freestanding Derivatives	$47,659	$5,143	$34,701	$7,815

	March 31, 2022
	Gross and Net
	Amounts of
	Liabilities	Gross Amounts Not Offset
	Presented in the	in the Statement of
	Statement of	Financial Condition
	Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Pledged	Net Amount
Liabilities
Freestanding Derivatives	$13,159	$4,694	$2,261	$6,204
Repurchase Agreements	77,289	77,289	—	—
Securities Sold, Not Yet Purchased	4,063	4,063	—	—

	$94,511	$86,046	$2,261	$6,204

December 31, 2021
Gross and Net
	Amounts of	Gross Amounts Not Offset
	Assets Presented	in the Statement of
	in the Statement	Financial Condition
	of Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Received	Net Amount
Assets
Freestanding Derivatives	$146,061	$137,265	$41	$8,755

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

Repurchase Agreements are presented separately in the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	March 31,	December 31,
	2022	2021
Furniture, Equipment and Leasehold Improvements, Net	$286,615	$244,608
Prepaid Expenses	76,119	92,359
Freestanding Derivatives	46,534	145,401
Other	13,518	10,568

	$422,786	$492,936

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition.
Notional Pooling Arrangements
Blackstone has notional cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of March 31, 2022, the aggregate cash balance on deposit relating to the cash pooling arrangements was $845.6 million, which was offset and reported net of the accompanying overdraft of $845.6 million.
12. Borrowings
On January 10, 2022, Blackstone through its indirect subsidiary Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), issued $500 million aggregate principal amount of senior notes due March 30, 2032 (the “2032 Notes”) and $1.0 billion aggregate principal amount of senior notes due January 30, 2052 (the “2052 Notes”). The 2032 Notes have an interest rate of 2.550% per annum and the 2052 Notes have an interest rate of 3.200% per annum, in each case accruing from January 10, 2022. Interest on the 2032 Notes is payable semi-annually in arrears on March 30 and September 30 of each year commencing on March 30, 2022. Interest on the 2052 Notes is payable semi-annually in arrears on January 30 and July 30 of each year commencing on July 30, 2022.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

All of Blackstone’s outstanding senior notes as of March 31, 2022 are unsecured and unsubordinated obligations of the Issuer that are fully and unconditionally guaranteed by Blackstone Inc. and its indirect subsidiaries, Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. (the “Guarantors”). The guarantees are unsecured and unsubordinated obligations of the Guarantors. Transaction costs related to senior note issuances have been capitalized and are amortized over the life of each respective note.
The following table presents the general characteristics of each of Blackstone’s notes as of March 31, 2022 and December 31, 2021, as well as their carrying value and fair value. The notes are included in Loans Payable within the Condensed Consolidated Statements of Financial Condition. Each of the notes were issued at a discount, accrue interest from the issue date thereof, and pay interest in arrears on a semi-annual basis or annual basis.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	March 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
Senior Notes	Value	Value (a)	Value	Value (a)
4.750%, Due 2/15/2023	$398,889	$408,280	$398,581	$415,880
2.000%, Due 5/19/2025	329,309	339,414	338,275	362,078
1.000%, Due 10/5/2026	658,357	649,411	675,867	700,892
3.150%, Due 10/2/2027	297,828	293,400	297,738	317,610
1.625%, Due 8/5/2028	643,754	576,290	643,251	629,265
1.500%, Due 4/10/2029	660,028	644,697	678,085	720,062
2.500%, Due 1/10/2030	491,895	463,950	491,662	507,350
1.600%, Due 3/30/2031	495,652	424,800	495,541	467,750
2.000%, Due 1/30/2032	787,199	696,640	786,690	767,920
2.550%, Due 3/30/2032	494,867	456,650	—	—
6.250%, Due 8/15/2042	238,978	308,200	238,914	361,775
5.000%, Due 6/15/2044	489,509	554,100	489,446	648,500
4.450%, Due 7/15/2045	344,446	363,300	344,412	426,195
4.000%, Due 10/2/2047	290,780	295,140	290,730	347,370
3.500%, Due 9/10/2049	392,131	360,480	392,089	431,240
2.800%, Due 9/30/2050	393,853	322,160	393,818	382,880
2.850%, Due 8/5/2051	543,047	441,045	542,963	531,355
3.200%, Due 1/30/2052	986,934	857,700	—	—

	$8,937,456	$8,455,657	$7,498,062	$8,018,122

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
Scheduled principal payments for borrowings as of March 31, 2022 were as follows:

Total
Borrowings
2022	$—
2023	400,000
2024	—
2025	332,010
2026	664,020
Thereafter	7,664,020

$9,060,050

13. Income Taxes
Blackstone’s net deferred tax assets relate primarily to basis differences resulting from a step-up
in tax basis of certain assets at the time of its conversion to a corporation, as well as ongoing exchanges of units for common shares by founders and partners. As of March 31, 2022, Blackstone had no material valuation allowance recorded against deferred tax assets.
Blackstone is subject to examination by the U.S. Internal Revenue Service and other taxing authorities where Blackstone has significant business operations such as the United Kingdom, and various state and local jurisdictions such as New York State and New York City. The tax years under examination vary by jurisdiction. Blackstone does

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

not expect the completion of these audits to have a material impact on its financial condition, but it may be material to operating results for a particular period, depending on the operating results for that period. Blackstone believes the liability established for unrecognized tax benefits is adequate in relation to the potential for additional assessments. It is reasonably possible that changes in the balance of unrecognized tax benefits may occur within the next 12 months; however, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits and the impact on Blackstone’s effective tax rate over the next 12 months.
As of March 31, 2022, the major jurisdictions and the earliest tax years that remain subject to examination are U.S. federal 2018, New York State 2015, New York City 2009, and the United Kingdom 2011.
14. Earnings Per Share and Stockholders’ Equity
Earnings Per Share
Basic and diluted net income per share of common stock for the three months ended March 31, 2022 and March 31, 2021 was calculated as follows:

	Three Months Ended March 31,
	2022	2021
Net Income for Per Share of Common Stock Calculations
Net Income Attributable to Blackstone Inc., Basic and Diluted	$1,216,874	$1,747,872

Share/Units Outstanding
Weighted-Average Shares of Common Stock Outstanding, Basic	734,327,015	709,033,212
Weighted-Average Shares of Unvested Deferred Restricted Common Stock	639,900	879,132

Weighted-Average Shares of Common Stock Outstanding, Diluted	734,966,915	709,912,344

Net Income Per Share of Common Stock
Basic	$1.66	$2.47

Diluted	$1.66	$2.46

Dividends Declared Per Share of Common Stock (a)	$1.45	$0.96

(a)	Dividends declared reflects the calendar date of the declaration for each distribution.
In computing the dilutive effect that the exchange of Blackstone Holdings Partnership Units would have on Net Income Per Share of Common Stock, Blackstone considered that net income available to holders of shares of common stock would increase due to the elimination of non-controlling
interests in Blackstone Holdings, inclusive of any tax impact. The hypothetical conversion may be dilutive to the extent there is activity at the Blackstone Inc. level that has not previously been attributed to the non-controlling
interests or if there is a change in tax rate as a result of a hypothetical conversion.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the anti-dilutive securities for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Weighted-Average Blackstone Holdings Partnership Units	467,794,861	493,170,234
Stockholders’ Equity
In connection with the share reclassification, effective February 26, 2021, the Certificate of Incorporation of Blackstone was amended and restated to: (a) rename the Class A common stock as “common stock,” which has the same rights and powers (including, without limitation, with respect to voting) that Blackstone’s Class A common stock formerly had, (b) reclassify the “Class B common stock” into a new “Series I preferred stock,” which has the same rights and powers that the Class B common stock formerly had, and (c) reclassify the Class C common stock into a new “Series II preferred stock,” which has the same rights and powers that the Class C common stock formerly had. In connection with such share reclassification, Blackstone authorized 10 billion shares of preferred stock with a par value of $0.00001, of which (a) 999,999,000 shares are designated as Series I preferred stock and (b) 1,000 shares are designated as Series II preferred stock. The remaining 9 billion shares may be designated from time to time in accordance with Blackstone’s certificate of incorporation. There was 1 share of Series I preferred stock and 1 share of Series II preferred stock issued and outstanding as of March 31, 2022.
Under Blackstone’s certificate of incorporation and Delaware law, holders of Blackstone’s common stock are entitled to vote, together with holders of Blackstone’s Series I preferred stock, voting as a single class, on a number of significant matters, including certain sales, exchanges or other dispositions of all or substantially all of Blackstone’s assets, a merger, consolidation or other business combination, the removal of the Series II Preferred Stockholder and forced transfer by the Series II Preferred Stockholder of its shares of Series II preferred stock and the designation of a successor Series II Preferred Stockholder. The Series II Preferred Stockholder elects Blackstone’s directors. Holders of Blackstone’s Series I preferred stock and Series II preferred stock are not entitled to dividends from Blackstone, or receipt of any of Blackstone’s assets in the event of any dissolution, liquidation or winding up. Blackstone Partners L.L.C. is the sole holder of the Series I preferred stock and Blackstone Group Management L.L.C. is the sole holder of the Series II preferred stock.
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
During the three months ended March 31, 2022 and 2021, no shares of common stock were repurchased. As of March 31, 2022, the amount remaining available for repurchases under the program was $1.5 billion.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Shares Eligible for Dividends and Distributions
As of March 31, 2022, the total shares of common stock and Blackstone Holdings Partnership Units entitled to participate in dividends and distributions were as follows:

Shares/Units
Common Stock Outstanding	707,180,830
Unvested Participating Common Stock	27,363,032

Total Participating Common Stock	734,543,862
Participating Blackstone Holdings Partnership Units	467,375,889

1,201,919,751

15. Equity-Based Compensation
Blackstone has granted equity-based compensation awards to Blackstone’s senior managing directors, non-partner
professionals,
non-professionals
and selected external advisers under Blackstone’s Amended and Restated 2007 Equity Incentive Plan (the “Equity Plan”). The Equity Plan allows for the granting of options, share appreciation rights or other share-based awards (shares, restricted shares, restricted shares of common stock, deferred restricted shares of common stock, phantom restricted shares of common stock or other share-based awards based in whole or in part on the fair value of shares of common stock or Blackstone Holdings Partnership Units) which may contain certain service or performance requirements. As of January 1, 2022, Blackstone had the ability to grant 171,096,250 shares under the Equity Plan.
For the three months ended March 31, 2022 and March 31, 2021, Blackstone recorded compensation expense of $219.1 million and $163.9 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $60.7 million and $21.9 million, respectively.
As of March 31, 2022, there was $2.2 billion of estimated unrecognized compensation expense related to unvested awards, including compensation with performance conditions where it is probable that the performance condition will be met. This cost is expected to be recognized over a weighted-average period of 3.8 years.
Total vested and unvested outstanding shares, including common stock, Blackstone Holdings Partnership Units and deferred restricted shares of common stock, were 1,202,060,523 as of March 31, 2022. Total outstanding phantom shares were 48,607 as of March 31, 2022.
A summary of the status of Blackstone’s unvested equity-based awards as of March 31, 2022 and of changes during the period January 1, 2022 through March 31, 2022 is presented below:

	Blackstone Holdings		Blackstone Inc.
			Equity Settled Awards		Cash Settled Awards
		Weighted-		Weighted-		Weighted-
		Average	Deferred	Average		Average
	Partnership	Grant Date	Restricted Shares	Grant Date	Phantom	Grant Date
Unvested Shares/Units	Units	Fair Value	of Common Stock	Fair Value	Shares	Fair Value
Balance, December 31, 2021	17,344,328	$37.37	26,537,813	$58.34	73,581	$137.65
Granted	—	—	2,217,601	126.65	14,239	130.22
Vested	(832,336)	34.40	(2,014,590)	65.07	(1,980)	130.22
Forfeited	(116,197)	38.24	(512,616)	66.77	(46,412)	130.22

Balance, March 31, 2022	16,395,795	$37.52	26,228,208	$63.58	39,428	$130.22

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Shares/Units Expected to Vest
The following unvested shares and units, after expected forfeitures, as of March 31, 2022, are expected to vest:

		Weighted-
		Average
		Service Period
	Shares/Units	in Years
Blackstone Holdings Partnership Units	15,537,933	1.8
Deferred Restricted Shares of Common Stock	22,834,418	3.1

Total Equity-Based Awards	38,372,351	2.6

Phantom Shares	30,833	3.3

16. Related Party Transactions
Affiliate Receivables and Payables
Due from Affiliates and Due to Affiliates consisted of the following:

	March 31,	December 31,
	2022	2021
Due from Affiliates
Management Fees, Performance Revenues, Reimbursable Expenses and Other Receivables from Non-Consolidated Entities and Portfolio Companies	$3,041,894	$3,519,945
Due from Certain Non-Controlling Interest Holders and Blackstone Employees	923,701	1,099,899
Accrual for Potential Clawback of Previously Distributed Performance Allocations	38,764	37,023

	$4,004,359	$4,656,867

	March 31,	December 31,
	2022	2021
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,540,633	$1,558,393
Due to Non-Consolidated Entities	199,378	181,341
Due to Certain Non-Controlling Interest Holders and Blackstone Employees	50,151	77,664
Accrual for Potential Repayment of Previously Received Performance Allocations	90,892	88,700

	$1,881,054	$1,906,098

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties
The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of March 31, 2022 and December 31, 2021, such investments aggregated $1.6 billion, respectively. Their share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated to

$64.4 million and $117.4 million for the three months ended March 31, 2022 and 2021, respectively.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Loans to Affiliates
Loans to affiliates consist of interest bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $2.4 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively.
Contingent Repayment Guarantee
Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling
interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of March 31, 2022. See Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback).”
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
Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.5 billion over the next 15 years. The after-tax
net present value of these estimated payments totals $418.7 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO
owners and the others mentioned above.

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
17. Commitments and Contingencies
Commitments
Investment Commitments
Blackstone had $3.4 billion of investment commitments as of March 31, 2022 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments, including loan commitments. The consolidated Blackstone Funds had signed investment commitments of $261.0 million as of March 31, 2022, which includes $144.8 million of signed investment commitments for portfolio company acquisitions in the process of closing.
Contingencies
Guarantees
Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the ongoing business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to Blackstone to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, Blackstone’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $18.7 million as of March 31, 2022.
The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to The Blackstone Group International Partners LLP. The amount guaranteed as of March 31, 2022 was $84.5 million.
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
In November 2018, the Circuit Court denied the motions to dismiss filed by the Blackstone Defendants and other defendants. However, on appeal, the Kentucky Supreme Court unanimously reversed that decision and remanded the case to the trial court with direction to dismiss the complaint because the Mayberry Plaintiffs lacked constitutional standing to bring their claims. The Kentucky Attorney General (the “AG”) subsequently filed a motion to intervene and a proposed intervening complaint in the Mayberry Action on behalf of the Commonwealth of Kentucky. The AG also filed a separate action in Franklin County Circuit Court that is nearly identical to the proposed intervening complaint. Over Defendants’ objections, in December 2020, the Circuit Court granted the AG’s motion to intervene into the former Mayberry Action, now recaptioned as Commonwealth of Kentucky v. KKR & Co. L.P., et al. In May 2021, the AG filed a first amended complaint that generally asserts the same allegations and claims as the original proposed intervening complaint. Defendants filed motions to dismiss that operative complaint, which are currently pending. Discovery is ongoing.
In January 2021, certain derivative plaintiffs who had previously attempted to intervene in the AG’s action filed a separate derivative action (Taylor et al. v. KKR & Co., L.P. et al. or “Taylor I”) in Franklin County Circuit Court that is substantially the same as the amended complaint they had sought to file in the AG’s action. In July 2021, these plaintiffs filed their first amended complaint, which is styled as a purported “class” complaint brought on behalf of certain KRS beneficiaries. The Blackstone Defendants and other defendants removed this purported class action to federal court in the United States District Court for the Eastern District of Kentucky and the plaintiffs moved to remand back to state court. On March 1, 2022, the District Court stayed the Taylor I action pending resolution of the AG’s action and denied plaintiffs’ motion to remand as moot in light of the stay. On May 5, 2022, BLP appealed from the Circuit Court’s decision.

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
In April 2021, the AG filed a declaratory judgment action (Commonwealth of Kentucky v. KKR & Co. Inc. or “Declaratory Judgment Action”) in Franklin County Circuit Court on behalf of the Commonwealth of Kentucky. The AG’s complaint alleges that certain provisions in the subscription agreements between KRS and the managers of the three funds at issue in the Mayberry Action violate the Kentucky Constitution. The suit named as defendants BLP, Blackstone Inc., and others named in the Mayberry Action. In August 2021, the AG filed an amended complaint that no longer stated claims against Blackstone Inc., but added claims against a BLP affiliate and a BLP-managed fund. The parties filed a stipulation dismissing with prejudice claims against these two entities, and withdrawing a separate newly added claim. The AG moved for summary judgment, and the defendants—including BLP—filed motions to dismiss. On March 24, 2022, the Circuit Court granted summary judgment in favor of the Commonwealth of Kentucky and denied the defendants’ motions to dismiss. On March 25, 2022, BLP and affiliated entities appealed from the Circuit Court’s decision. That appeal is currently pending.
In July 2021, BLP filed a breach of contract action against various defendants affiliated with KRS alleging that KRS’s support and prosecution of the Mayberry Action and the Declaratory Judgment Action breach the parties’ subscription agreements governing KRS’s investment with BLP and seeking damages, including legal fees and expenses incurred in defending against the above actions. The Circuit Court dismissed BLP’s complaint without prejudice to refiling, on the grounds that the action was not yet ripe for adjudication.
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
The following table presents the clawback obligations by segment:

	March 31, 2022			December 31, 2021
		Current and			Current and
	Blackstone	Former		Blackstone	Former
Segment	Holdings	Personnel (a)	Total (b)	Holdings	Personnel (a)	Total (b)
Real Estate	$35,641	$20,827	$56,468	$34,080	$20,186	$54,266
Private Equity	4,012	3,254	7,266	5,158	2,196	7,354
Credit & Insurance	12,475	14,683	27,158	12,439	14,641	27,080

	$52,128	$38,764	$90,892	$51,677	$37,023	$88,700

(a)	The split of clawback between Blackstone Holdings and Current and Former Personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.
(b)	Total is a component of Due to Affiliates. See Note 16. “Related Party Transactions — Affiliate Receivables and Payables — Due to Affiliates.”
For Private Equity, Real Estate, and certain Credit & Insurance Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of Blackstone, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At March 31, 2022, $1.1 billion was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.
In the Credit & Insurance segment, payment of Performance Allocations to Blackstone by the majority of the stressed/distressed, mezzanine and credit alpha strategies funds are substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.
If, at March 31, 2022, all of the investments held by Blackstone’s carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $5.4 billion, on an after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $5.2 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

18.	Segment Reporting
Blackstone conducts its alternative asset management businesses through four segments:

•
Real Estate – Blackstone’s Real Estate segment primarily comprises its management of opportunistic real estate funds, Core+ real estate funds, high-yield real estate debt funds and liquid real estate debt funds.

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

•
Credit & Insurance – Blackstone’s Credit & Insurance segment consists principally of Blackstone Credit, which is organized into two overarching strategies: private credit (which includes mezzanine and direct lending funds, private placement strategies and energy strategies, including our sustainable resources platform) and liquid credit (which consists of CLOs, closed-ended funds, open-ended funds and separately managed accounts). In addition, the segment includes an insurer-focused platform, an asset-based finance platform and publicly traded master limited partnership investment platform.

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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Segment Presentation
The following tables present the financial data for Blackstone’s four segments as of March 31, 2022 and for the three months ended March 31, 2022 and 2021.

	March 31, 2022 and the Three Months Then Ended
	Real	Private	Hedge Fund	Credit &	Total
	Estate	Equity	Solutions	Insurance	Segments
Management and Advisory Fees, Net
Base Management Fees	$580,186	$421,472	$145,046	$292,445	$1,439,149
Transaction, Advisory and Other Fees, Net	40,485	12,658	1,469	9,397	64,009
Management Fee Offsets	(960)	(27,142)	(69)	(1,619)	(29,790)

Total Management and Advisory Fees, Net	619,711	406,988	146,446	300,223	1,473,368
Fee Related Performance Revenues	491,517	(648)	—	67,196	558,065
Fee Related Compensation	(344,842)	(151,050)	(47,235)	(127,344)	(670,471)
Other Operating Expenses	(66,003)	(67,744)	(23,184)	(57,167)	(214,098)

Fee Related Earnings	700,383	187,546	76,027	182,908	1,146,864

Realized Performance Revenues	802,916	450,238	28,913	30,743	1,312,810
Realized Performance Compensation	(290,031)	(206,703)	(9,000)	(13,386)	(519,120)
Realized Principal Investment Income	53,975	65,438	14,901	22,781	157,095

Total Net Realizations	566,860	308,973	34,814	40,138	950,785

Total Segment Distributable Earnings	$1,267,243	$496,519	$110,841	$223,046	$2,097,649

Segment Assets	$16,359,454	$15,774,715	$2,791,618	$6,592,963	$41,518,750

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

Reconciliations of Total Segment Amounts
The following tables reconcile the Total Segment Revenues, Expenses and Distributable Earnings to their equivalent GAAP measure for the three months ended March 31, 2022 and 2021 along with Total Assets as of March 31, 2022:

	Three Months Ended
	March 31,
	2022	2021
Revenues
Total GAAP Revenues	$5,126,280	$5,298,872
Less: Unrealized Performance Revenues (a)	(1,293,050)	(2,464,497)
Less: Unrealized Principal Investment Income (b)	(26,758)	(423,934)
Less: Interest and Dividend Revenue (c)	(54,485)	(31,412)
Less: Other Revenue (d)	(72,819)	(60,273)
Impact of Consolidation (e)	(177,596)	(269,316)
Transaction-Related Charges (f)	(1,213)	(3,623)
Intersegment Eliminations	979	1,035

Total Segment Revenue (g)	$3,501,338	$2,046,852

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended
	March 31,
	2022	2021
Expenses
Total GAAP Expenses	$2,197,022	$2,051,447
Less: Unrealized Performance Allocations Compensation (h)	(472,284)	(1,049,969)
Less: Equity-Based Compensation (i)	(201,545)	(144,272)
Less: Interest Expense (j)	(66,602)	(44,340)
Impact of Consolidation (e)	(7,806)	(5,100)
Amortization of Intangibles (k)	(17,044)	(17,124)
Transaction-Related Charges (f)	(26,546)	(31,511)
Administrative Fee Adjustment (l)	(2,485)	(2,708)
Intersegment Eliminations	979	1,035

Total Segment Expenses (m)	$1,403,689	$757,458

	Three Months Ended
	March 31,
	2022	2021
Other Income
Total GAAP Other Income	$51,637	$123,263
Impact of Consolidation (e)	(51,637)	(123,263)

Total Segment Other Income	$—	$—

	Three Months Ended
	March 31,
	2022	2021
Income Before Provision (Benefit) for Taxes
Total GAAP Income Before Provision (Benefit) for Taxes	$2,980,895	$3,370,688
Less: Unrealized Performance Revenues (a)	(1,293,050)	(2,464,497)
Less: Unrealized Principal Investment Income (b)	(26,758)	(423,934)
Less: Interest and Dividend Revenue (c)	(54,485)	(31,412)
Less: Other Revenue (d)	(72,819)	(60,273)
Plus: Unrealized Performance Allocations Compensation (h)	472,284	1,049,969
Plus: Equity-Based Compensation (i)	201,545	144,272
Plus: Interest Expense (j)	66,602	44,340
Impact of Consolidation (e)	(221,427)	(387,479)
Amortization of Intangibles (k)	17,044	17,124
Transaction-Related Charges (f)	25,333	27,888
Administrative Fee Adjustment (l)	2,485	2,708

Total Segment Distributable Earnings	$2,097,649	$1,289,394

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of
March 31,
2022
Total Assets
Total GAAP Assets	$43,344,078
Impact of Consolidation (e)	(1,825,328)

Total Segment Assets	$41,518,750

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
(d)
This adjustment removes Other Revenue on a segment basis. For the three months ended March 31, 2022 and 2021, Other Revenue on a GAAP basis was $72.9 million and $60.3 million, and included $72.8 million and $59.5 million of foreign exchange gains, respectively.

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

(g)	Total Segment Revenues is comprised of the following:

	Three Months Ended
	March 31,
	2022	2021
Total Segment Management and Advisory Fees, Net	$1,473,368	$1,178,205
Total Segment Fee Related Performance Revenues	558,065	169,168
Total Segment Realized Performance Revenues	1,312,810	401,323
Total Segment Realized Principal Investment Income	157,095	298,156

Total Segment Revenues	$3,501,338	$2,046,852

(h)	This adjustment removes Unrealized Performance Allocations Compensation.
(i)	This adjustment removes Equity-Based Compensation on a segment basis.
(j)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(k)	This adjustment removes the amortization of transaction-related intangibles, which are excluded from Blackstone’s segment presentation.
(l)
This adjustment adds an amount equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units. The administrative fee is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

(m)	Total Segment Expenses is comprised of the following:

	Three Months Ended
	March 31,
	2022	2021
Total Segment Fee Related Compensation	$670,471	$445,110
Total Segment Realized Performance Compensation	519,120	150,924
Total Segment Other Operating Expenses	214,098	161,424

Total Segment Expenses	$1,403,689	$757,458

Reconciliations of Total Segment Components
The following tables reconcile the components of Total Segments to their equivalent GAAP measures, reported on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Management and Advisory Fees, Net
GAAP	$1,475,936	$1,177,815
Segment Adjustment (a)	(2,568)	390

Total Segment	$1,473,368	$1,178,205

	Three Months Ended
	March 31,
	2022	2021
GAAP Realized Performance Revenues to Total Segment Fee Related Performance Revenues
GAAP
Incentive Fees	$104,489	$36,124
Investment Income - Realized Performance Allocations	1,766,386	534,367

GAAP	1,870,875	570,491
Total Segment
Less: Realized Performance Revenues	(1,312,810)	(401,323)

Total Segment	$558,065	$169,168

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended
	March 31,
	2022	2021
GAAP Compensation to Total Segment Fee Related Compensation
GAAP
Compensation	$656,505	$542,638
Incentive Fee Compensation	41,019	13,325
Realized Performance Allocations Compensation	717,601	213,027

GAAP	1,415,125	768,990
Total Segment
Less: Realized Performance Compensation	(519,120)	(150,924)
Less: Equity-Based Compensation - Fee Related Compensation	(200,387)	(141,674)
Less: Equity-Based Compensation - Performance Compensation	(1,158)	(2,598)
Segment Adjustment (b)	(23,989)	(28,684)

Total Segment	$670,471	$445,110

	Three Months Ended
	March 31,
	2022	2021
GAAP General, Administrative and Other to Total Segment Other Operating Expenses
GAAP	$240,674	$185,122
Segment Adjustment (c)	(26,576)	(23,698)

Total Segment	$214,098	$161,424

	Three Months Ended
	March 31,
	2022	2021
Realized Performance Revenues
GAAP
Incentive Fees	$104,489	$36,124
Investment Income - Realized Performance Allocations	1,766,386	534,367

GAAP	1,870,875	570,491
Total Segment
Less: Fee Related Performance Revenues	(558,065)	(169,168)

Total Segment	$1,312,810	$401,323

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended
	March 31,
	2022	2021
Realized Performance Compensation
GAAP
Incentive Fee Compensation	$41,019	$13,325
Realized Performance Allocation Compensation	717,601	213,027

GAAP	758,620	226,352
Total Segment
Less: Fee Related Performance Compensation (d)	(238,342)	(72,830)
Less: Equity-Based Compensation - Performance Compensation	(1,158)	(2,598)

Total Segment	$519,120	$150,924

	Three Months Ended
	March 31,
	2022	2021
Realized Principal Investment Income
GAAP	$285,104	$355,038
Segment Adjustment (e)	(128,009)	(56,882)

Total Segment	$157,095	$298,156

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

(b)	Represents the removal of Transaction-Related Charges that are not recorded in the Total Segment measures.
(c)
Represents the (1) removal of amortization of transaction-related intangibles, (2) removal of certain expenses reimbursed by the Blackstone Funds, which are presented gross under GAAP but netted against Management and Advisory Fees, Net in the Total Segment measures, and (3) a reduction equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units which is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

(d)	Fee related performance compensation may include equity-based compensation based on fee related performance revenues.
(e)
Represents (1) the add back of Principal Investment Income, including general partner income, earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of amounts associated with the ownership of Blackstone consolidated operating partnerships held by non-controlling
interests.

19.	Subsequent Events
There have been no events since March 31, 2022 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

Item 1A. Unaudited Supplemental Presentation of Statements of Financial Condition
Blackstone Inc.
Unaudited Consolidating Statements of Financial Condition
(Dollars in Thousands)

	March 31, 2022
	Consolidated	Consolidated
	Operating	Blackstone	Reclasses and
	Partnerships	Funds (a)	Eliminations	Consolidated

Assets
Cash and Cash Equivalents	$3,868,567	$—	$—	$3,868,567
Cash Held by Blackstone Funds and Other	—	110,648	—	110,648
Investments	28,422,512	2,045,156	(399,194)	30,068,474
Accounts Receivable	466,421	51,044	—	517,465
Due from Affiliates	3,986,925	42,230	(24,796)	4,004,359
Intangible Assets, Net	265,686	—	—	265,686
Goodwill	1,890,202	—	—	1,890,202
Other Assets	422,546	240	—	422,786
Right-of-Use Assets	868,437	—	—	868,437
Deferred Tax Assets	1,327,454	—	—	1,327,454

Total Assets	$41,518,750	$2,249,318	$(423,990)	$43,344,078

Liabilities and Equity
Loans Payable	$8,937,456	$—	$—	$8,937,456
Due to Affiliates	1,799,505	106,344	(24,795)	1,881,054
Accrued Compensation and Benefits	8,140,773	—	—	8,140,773
Securities Sold, Not Yet Purchased	4,063	23,215	—	27,278
Repurchase Agreements	72,211	5,078	—	77,289
Operating Lease Liabilities	986,073	—	—	986,073
Accounts Payable, Accrued Expenses and Other Liabilities	1,029,012	24,116	—	1,053,128

Total Liabilities	20,969,093	158,753	(24,795)	21,103,051

Redeemable Non-Controlling Interests in Consolidated Entities	2	41,428	—	41,430

Equity
Common Stock	7	—	—	7
Series I Preferred Stock	—	—	—	—
Series II Preferred Stock	—	—	—	—
Additional Paid-in-Capital	5,879,796	350,456	(350,456)	5,879,796
Retained Earnings	3,805,918	48,739	(48,739)	3,805,918
Accumulated Other Comprehensive Loss	(25,754)	—	—	(25,754)
Non-Controlling Interests in Consolidated Entities	4,097,756	1,649,942	—	5,747,698
Non-Controlling Interests in Blackstone Holdings	6,791,932	—	—	6,791,932

Total Equity	20,549,655	2,049,137	(399,195)	22,199,597

Total Liabilities and Equity	$41,518,750	$2,249,318	$(423,990)	$43,344,078

Blackstone Inc.
Unaudited Consolidating Statements of Financial Condition - Continued
(Dollars in Thousands)

	December 31, 2021
	Consolidated	Consolidated
	Operating	Blackstone	Reclasses and
	Partnerships	Funds (a)	Eliminations	Consolidated

Assets
Cash and Cash Equivalents	$2,119,738	$—	$—	$2,119,738
Cash Held by Blackstone Funds and Other	—	79,994	—	79,994
Investments	27,041,225	2,018,829	(395,011)	28,665,043
Accounts Receivable	571,936	64,680	—	636,616
Due from Affiliates	4,652,295	15,031	(10,459)	4,656,867
Intangible Assets, Net	284,384	—	—	284,384
Goodwill	1,890,202	—	—	1,890,202
Other Assets	492,685	251	—	492,936
Right-of-Use Assets	788,991	—	—	788,991
Deferred Tax Assets	1,581,637	—	—	1,581,637

Total Assets	$39,423,093	$2,178,785	$(405,470)	$41,196,408

Liabilities and Equity
Loans Payable	$7,748,062	$101	$—	$7,748,163
Due to Affiliates	1,812,223	104,334	(10,459)	1,906,098
Accrued Compensation and Benefits	7,905,070	—	—	7,905,070
Securities Sold, Not Yet Purchased	4,292	23,557	—	27,849
Repurchase Agreements	42,000	15,980	—	57,980
Operating Lease Liabilities	908,033	—	—	908,033
Accounts Payable, Accrued Expenses and Other Liabilities	926,749	10,420	—	937,169

Total Liabilities	19,346,429	154,392	(10,459)	19,490,362

Redeemable Non-Controlling Interests in Consolidated Entities	22,002	46,026	—	68,028

Equity
Common Stock	7	—	—	7
Series I Preferred Stock	—	—	—	—
Series II Preferred Stock	—	—	—	—
Additional Paid-in-Capital	5,794,727	349,822	(349,822)	5,794,727
Retained Earnings	3,647,785	45,189	(45,189)	3,647,785
Accumulated Other Comprehensive Loss	(19,626)	—	—	(19,626)
Non-Controlling Interests in Consolidated Entities	4,017,297	1,583,356	—	5,600,653
Non-Controlling Interests in Blackstone Holdings	6,614,472	—	—	6,614,472

Total Equity	20,054,662	1,978,367	(395,011)	21,638,018

Total Liabilities and Equity	$39,423,093	$2,178,785	$(405,470)	$41,196,408

(a)	The Consolidated Blackstone Funds consisted of the following:
Blackstone / GSO Global Dynamic Credit Feeder Fund (Cayman) LP
Blackstone / GSO Global Dynamic Credit Funding Designated Activity Company
Blackstone / GSO Global Dynamic Credit Master Fund

Blackstone / GSO Global Dynamic Credit USD Feeder Fund (Ireland)
Blackstone Annex Onshore Fund L.P.
Blackstone Horizon Fund L.P.
Blackstone Real Estate Special Situations Holdings L.P.
Blackstone Strategic Alliance Fund L.P.
BTD CP Holdings LP
Mezzanine
side-by-side
investment vehicles
Private equity
side-by-side
investment vehicles
Real estate
side-by-side
investment vehicles
Hedge Fund Solutions
side-by-side
investment vehicles.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with Blackstone Inc.’s condensed consolidated financial statements and the related notes included within this Quarterly Report on
Form 10-Q.
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
Our Business
Blackstone is one of the world’s leading investment firms. Our business is organized into four segments:
Real Estate
Our real estate business is a global leader in real estate investing. Our Real Estate segment operates as one globally integrated business, with investments in the Americas, Europe and Asia. Our real estate investment teams seek to utilize our global expertise and presence to generate attractive risk-adjusted returns for our investors.
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
Our Core+ strategy invests in substantially stabilized real estate globally with long-term growth potential. Our institutional North America, Europe and Asia Core+ strategies, Blackstone Property Partners (“BPP”), focus on logistics, residential, office, life science office and retail assets in global gateway cities. The Core+ Real Estate business also comprises strategies tailored for income-focused individual investors including, Blackstone Real Estate Income Trust, Inc. (“BREIT”), a U.S.
non-listed
REIT, and Blackstone European Property Income (“BEPIF”) funds.

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
Private Equity
Our Private Equity segment includes our corporate private equity business, which consists of (a) our global private equity funds, Blackstone Capital Partners (“BCP”), (b) our sector-focused funds, including our energy-focused funds, Blackstone Energy Partners (“BEP”), (c) our Asia-focused private equity funds, Blackstone Capital Partners Asia and (d) our core private equity funds, Blackstone Core Equity Partners (“BCEP”). Our Private Equity segment also includes (a) our opportunistic investment platform that invests globally across asset classes, industries and geographies, Blackstone Tactical Opportunities (“Tactical Opportunities”), (b) our secondary fund of funds business, Strategic Partners Fund Solutions (“Strategic Partners”), (c) our infrastructure-focused funds, Blackstone Infrastructure Partners (“BIP”), (d) our life sciences investment platform, Blackstone Life Sciences (“BXLS”), (e) our growth equity investment platform, Blackstone Growth (“BXG”), (f) our multi-asset investment program for eligible high net worth investors offering exposure to certain of Blackstone’s key illiquid investment strategies through a single commitment, Blackstone Total Alternatives Solution (“BTAS”) and (g) our capital markets services business, Blackstone Capital Markets (“BXCM”).
We are a global leader in private equity investing. Our corporate private equity business pursues transactions across industries on a global basis. It strives to create value by investing in great businesses where our capital, strategic insight, global relationships and operational support can drive transformation. Our corporate private equity business’s investment strategies and core themes continually evolve in anticipation of, or in response to, changes in the global economy, local markets, regulation, capital flows and geopolitical trends. We seek to construct a differentiated portfolio of investments with a well-defined, post-acquisition value creation strategy. Similarly, we seek investments that can generate strong unlevered returns regardless of entry or exit cycle timing. Blackstone Core Equity Partners pursues control-oriented investments in high-quality companies with durable businesses and seeks to offer a lower level of risk and a longer hold period than traditional private equity.
Tactical Opportunities pursues a thematically driven, opportunistic investment strategy. Our flexible, global mandate enables us to find differentiated opportunities across asset classes, industries, and geographies and invest behind them with the frequent use of structure to generate attractive risk-adjusted returns. With a focus on businesses and/or asset-backed investments in market sectors that are benefitting from long-term transformational tailwinds, Tactical Opportunities seeks to leverage the full power of Blackstone to help those businesses grow and improve. Tactical Opportunities’ ability to dynamically shift focus to the most compelling opportunities in any market environment, combined with the business’ expertise in structuring complex transactions, enables Tactical Opportunities to invest behind attractive market areas often with securities that provide downside protection and maintain upside return.
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

BIP targets a diversified mix of core+, core and public-private partnership investments across all infrastructure sectors, including energy infrastructure, transportation, digital infrastructure, and water and waste with a primary focus in the U.S. BIP applies a disciplined, operationally intensive investment approach to investments, seeking to apply a long-term buy-and-hold
strategy to large-scale infrastructure assets with a focus on delivering stable, long-term capital appreciation together with a predictable annual cash flow yield.
BXLS is our investment platform with capabilities to invest across the life cycle of companies and products within the life sciences sector. BXLS primarily focuses on investments in life sciences products in late stage clinical development within the pharmaceutical and biotechnology sectors.
BXG is our growth equity platform that seeks to deliver attractive risk-adjusted returns by investing in dynamic, growth-stage businesses, with a focus on the consumer, enterprise solutions, financial services and healthcare sectors.
Hedge Fund Solutions
The principal component of our Hedge Fund Solutions segment is Blackstone Alternative Asset Management (“BAAM”). BAAM is the world’s largest discretionary allocator to hedge funds, managing a broad range of commingled and customized fund solutions since its inception in 1990. The Hedge Fund Solutions segment also includes (a) our GP Stakes business (“GP Stakes”), which targets minority investments in the general partners of private equity and other private-market alternative asset management firms globally, with a focus on delivering a combination of recurring annual cash flow yield and long-term capital appreciation, (b) investment platforms that invest directly, including our Blackstone Strategic Opportunity Fund, which seeks to produce attractive long term, risk-adjusted returns by investing in a wide variety of securities, assets and instruments, often sourced and/or managed by third party subadvisors or affiliated Blackstone managers, (c) our hedge fund seeding business and (d) registered funds that provide alternative asset solutions through daily liquidity products. Hedge Fund Solutions’ overall investment philosophy is to grow investors’ assets through both commingled and custom-tailored investment strategies designed to deliver compelling risk-adjusted returns. Diversification, risk management and due diligence are key tenets of our approach.
Credit & Insurance
Our Credit & Insurance segment includes Blackstone Credit (“BXC”). BXC is one of the largest credit-oriented managers in the world. The investment portfolios of the funds BXC manages or sub-advises
consist of loans and securities of
non-investment
and investment grade companies spread across the capital structure including senior debt, subordinated debt, preferred stock and common equity.
BXC is organized into two overarching strategies: private credit and liquid credit. BXC’s private credit strategies include mezzanine and direct lending funds, private placement strategies, stressed/distressed strategies and energy strategies (including our sustainable resources platform). BXC’s direct lending funds include Blackstone Private Credit Fund (“BCRED”) and Blackstone Secured Lending Fund (“BXSL”), both of which are business development companies (“BDCs”). BXC’s liquid credit strategies consist of collateralized loan obligations (“CLOs”), closed-ended funds, open-ended funds, systematic strategies and separately managed accounts.
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

In addition, our Credit & Insurance segment includes our asset-based finance platform and our publicly traded midstream energy infrastructure, listed infrastructure and master limited partnership (“MLP”) investment platform, which is managed by Harvest Fund Advisors LLC (“Harvest”). Harvest primarily invests capital raised from institutional investors in separately managed accounts and pooled vehicles, investing in publicly traded energy infrastructure, listed infrastructure, renewables and MLPs holding primarily midstream energy assets in North America.
Revenue
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
Our Response to
COVID-19
Our primary focus during the
COVID-19
pandemic has been the safety and wellbeing of our employees and their families, as well as the seamless functioning of the firm in serving our investors who have entrusted us with their capital, and our shareholders. Where remote work has been appropriate or recommended under local government guidelines, our technology infrastructure has proven to be robust and capable of supporting a remote work model and we have implemented rigorous protocols for remote work across the firm, including increased cadence of group calls and updates, and frequent communication across leadership and working levels. We have also leveraged technology to ensure our teams stay connected and productive, and that our culture remains strong. To the extent we have not been meeting with our clients in person, we have continued to actively communicate with them through videoconference, teleconference and email. Our investment committees convene as needed, and the firm continues to operate across investment, asset management and corporate support functions. Our return to office protocols have been developed and implemented consistent with local government guidelines, with testing, contact-tracing and other safety protocols in place, and we continue to closely monitor applicable public health and government guidance.
Business Environment
Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Europe, Asia and, to a lesser extent, elsewhere in the world.
The first quarter of 2022 was characterized by continued economic growth despite heightened geopolitical uncertainty, competition for labor and rising wages and rising inflation. Global supply chains have also continued to be disrupted, particularly given China’s recurrent
COVID-19
restrictions. Such disruption has contributed to growing inflationary pressure. In the U.S., annual inflation increased to 8.5% in March, the highest level in 40 years and up from 7.9% in February. In response, the Federal Reserve has begun its cycle of policy tightening, raising its benchmark interest rate for the first time since December 2018.

The Federal Reserve increased the fed funds target range by 25 basis points to
0.25%-0.50%
on March 17, 2022 and by an additional 50 basis points to 0.75%-1.00% on May 4, 2022 in response to rising inflation. The Federal Reserve has also reiterated its expectation for further increases going forward. The yield on the ten-year
Treasury increased 83 basis points to 2.34% in the first quarter and has since increased to 2.93% as of May 4, 2022. Three-month LIBOR increased 75 basis points in the first quarter to 0.96% and has since climbed to 1.41% as of May 4, 2022.
The S&P 500 declined 4.6% in the quarter on a total return basis, with declines across most sectors. The S&P 500 energy sector was an outlier, increasing 39.0%, due in large part to higher energy prices as a result of pent-up
demand as the
COVID-19
pandemic recedes and decreased global supply as a result of the war between Russia and Ukraine. The price of West Texas Intermediate crude oil increased 33.3% to $100 per barrel in the first quarter.
Volatility increased in the first quarter of 2022, with the CBOE Volatility Index rising 19%. That volatility contributed to lower equity issuance, with U.S. IPO volumes down 91% compared to the first quarter of 2021. Merger and acquisition activity also softened, with U.S. announced deal volumes down 25% year-over-year.
In credit markets, the S&P leveraged loan index declined by 0.1% and the Credit Suisse high yield bond index declined by 4.2% in the first quarter. High yield spreads expanded 19 basis points in the quarter, while issuance decreased 68% year-over-year.
The U.S. unemployment rate decreased to a post-pandemic low of 3.6% as of March 2022. Wages rose by 6.7% year-over-year in March 2022, tying with June 2020 as the highest wage growth since 1982. Retail sales increased 6.4% in March 2022 compared to December 2021 on a seasonally adjusted basis and increased 6.9% since March 2021. The Institute for Supply Management Purchasing Managers’ Index decreased to 57.1 in the first quarter from 58.8 at the end of 2021, still signaling expansion in the U.S. manufacturing sector but the lowest reading since September 2020.
Although economic activity remains generally healthy, high interest rates and energy prices could dampen consumer spending over time, which may negatively impact equity values. Further, the high rate of inflation and expected interest rate increases, supply chain issues and increasing wage and input costs, combined with geopolitical uncertainty as a result of the war between Russia and Ukraine, have increased the risk of recession. This risk will be particularly acute if inflation is higher than the market currently anticipates.
Notable Transactions
On January 10, 2022, Blackstone issued $500 million aggregate principal amount of 2.550% senior notes due March 30, 2032 and $1.0 billion aggregate principal amount of 3.200% senior notes due January 30, 2052. For additional information see Note 12. “Borrowings” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements.” For additional information on Blackstone’s senior notes see Note 12. “Borrowings” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements.”
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
Distributable Earnings
Distributable Earnings is derived from Blackstone’s segment reported results. Distributable Earnings is used to assess performance and amounts available for dividends to Blackstone shareholders, including Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships. Distributable Earnings is the sum of Segment Distributable Earnings plus Net Interest and Dividend Income (Loss) less Taxes and Related Payables. Distributable Earnings excludes unrealized activity and is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income Before Provision (Benefit) for Taxes. See “—
Non-GAAP
Financial Measures” for our reconciliation of Distributable Earnings.

Net Interest and Dividend Income (Loss) is presented on a segment basis and is equal to Interest and Dividend Revenue less Interest Expense, adjusted for the impact of consolidation of Blackstone Funds, and interest expense associated with the Tax Receivable Agreement.
Taxes and Related Payables represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income Before Provision (Benefit) for Taxes and including the Payable under the Tax Receivable Agreement. Further, the current tax provision utilized when calculating Taxes and Related Payables and Distributable Earnings reflects the benefit of deductions available to the company on certain expense items that are excluded from the underlying calculation of Segment Distributable Earnings and Total Segment Distributable Earnings, such as equity-based compensation charges and certain Transaction-Related Charges where there is a current tax provision or benefit. The economic assumptions and methodologies that impact the implied income tax provision are the same as those methodologies and assumptions used in calculating the current income tax provision for Blackstone’s Condensed Consolidated Statements of Operations under GAAP, excluding the impact of divestitures and accrued tax contingencies and refunds which are reflected when paid or received. Management believes that including the amount payable under the tax receivable agreement and utilizing the current income tax provision adjusted as described above when calculating Distributable Earnings is meaningful as it increases comparability between periods and more accurately reflects earnings that are available for distribution to shareholders.
Segment Distributable Earnings
Segment Distributable Earnings is Blackstone’s segment profitability measure used to make operating decisions and assess performance across Blackstone’s four segments. Segment Distributable Earnings represents the net realized earnings of Blackstone’s segments and is the sum of Fee Related Earnings and Net Realizations for each segment. Blackstone’s segments are presented on a basis that deconsolidates Blackstone Funds, eliminates non-controlling
ownership interests in Blackstone’s consolidated operating partnerships, removes the amortization of intangible assets and removes Transaction-Related Charges. Transaction-Related Charges arise from corporate actions including acquisitions, divestitures and Blackstone’s initial public offering. They consist primarily of equity-based compensation charges, gains and losses on contingent consideration arrangements, changes in the balance of the Tax Receivable Agreement resulting from a change in tax law or similar event, transaction costs and any gains or losses associated with these corporate actions. Segment Distributable Earnings excludes unrealized activity and is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income Before Provision (Benefit) for Taxes. See “—
Non-GAAP
Financial Measures” for our reconciliation of Segment Distributable Earnings.
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
Realized Performance Compensation reflects an increase in the aggregate Realized Performance Compensation paid to certain of our professionals above the amounts allocable to them based upon the percentage participation in the relevant performance plans previously awarded to them as a result of a new compensation program that commenced during the three months ended June 30, 2021. The expectation is that for the full year 2022, Fee Related Compensation will be decreased by the total amount of additional Performance Compensation awarded for the year. In the three months ended March 31, 2022 the increase to Realized Performance Compensation of $15.0 million was less than the decrease to Fee Related Compensation of $20.0 million. These changes to Realized Performance Compensation and Fee Related Compensation reduced Net Realizations, increased Fee Related Earnings and had a favorable impact to Income Before Provision (Benefit) for Taxes and Distributable Earnings in the three months ended March 31, 2022. These changes are not expected to impact Income Before Provision (Benefit) for Taxes and Distributable Earnings for the full year.

Fee Related Earnings
Fee Related Earnings is a performance measure used to assess Blackstone’s ability to generate profits from revenues that are measured and received on a recurring basis and not subject to future realization events. Fee Related Earnings equals management and advisory fees (net of management fee reductions and offsets) plus Fee Related Performance Revenues, less (a) Fee Related Compensation on a segment basis, and (b) Other Operating Expenses. Fee Related Earnings is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income Before Provision (Benefit) for Taxes. See “—
Non-GAAP
Financial Measures” for our reconciliation of Fee Related Earnings.
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
Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization
Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization (“Adjusted EBITDA”), is a supplemental measure used to assess performance derived from Blackstone’s segment results and may be used to assess its ability to service its borrowings. Adjusted EBITDA represents Distributable Earnings plus the addition of (a) Interest Expense on a segment basis, (b) Taxes and Related Payables, and (c) Depreciation and Amortization. Adjusted EBITDA is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income Before Provision (Benefit) for Taxes. See “—
Non-GAAP
Financial Measures” for our reconciliation of Adjusted EBITDA.

Net Accrued Performance Revenues
Net Accrued Performance Revenues is a financial measure used as an indicator of potential future realized performance revenues based on the current investment portfolio of the funds and vehicles we manage. Net Accrued Performance Revenues represents the accrued performance revenues receivable by Blackstone, net of the related accrued performance compensation payable by Blackstone, excluding Performance Revenues that have been realized but not yet distributed as of the reporting date and clawback amounts, if any. Net Accrued Performance Revenues is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Investments. See “—
Non-GAAP
Financial Measures” for our reconciliation of Net Accrued Performance Revenues and Note 2. “Summary of Significant Accounting Policies — Equity Method Investments” in the “Notes to Condensed Consolidated Financial Statements” in “— Item 1. Financial Statements” for additional information on the calculation of Investments — Accrued Performance Allocations.
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

(c)	the remaining invested capital or fair value of assets held in co-investment vehicles managed by us on which we receive fees,

(d)
the net asset value of our funds of hedge funds, hedge funds, BPP, certain co-investments
managed by us, certain registered investment companies, BREIT, BEPIF, and certain of our Hedge Fund Solutions drawdown funds,

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

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,		2022 vs. 2021
	2022	2021	$	%

	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$1,475,936	$1,177,815	$298,121	25%

Incentive Fees	104,489	36,124	68,365	189%

Investment Income
Performance Allocations
Realized	1,766,386	534,367	1,232,019	231%
Unrealized	1,293,050	2,464,497	(1,171,447)	-48%
Principal Investments
Realized	285,104	355,038	(69,934)	-20%
Unrealized	73,961	639,315	(565,354)	-88%

Total Investment Income	3,418,501	3,993,217	(574,716)	-14%

Interest and Dividend Revenue	54,485	31,412	23,073	73%
Other	72,869	60,304	12,565	21%

Total Revenues	5,126,280	5,298,872	(172,592)	-3%

Expenses
Compensation and Benefits
Compensation	656,505	542,638	113,867	21%
Incentive Fee Compensation	41,019	13,325	27,694	208%
Performance Allocations Compensation
Realized	717,601	213,027	504,574	237%
Unrealized	472,284	1,049,969	(577,685)	-55%

Total Compensation and Benefits	1,887,409	1,818,959	68,450	4%
General, Administrative and Other	240,674	185,122	55,552	30%
Interest Expense	66,747	44,983	21,764	48%
Fund Expenses	2,192	2,383	(191)	-8%

Total Expenses	2,197,022	2,051,447	145,575	7%

Other Income
Change in Tax Receivable Agreement Liability	761	2,910	(2,149)	-74%
Net Gains from Fund Investment Activities	50,876	120,353	(69,477)	-58%

Total Other Income	51,637	123,263	(71,626)	-58%

Income Before Provision (Benefit) for Taxes	2,980,895	3,370,688	(389,793)	-12%
Provision (Benefit) for Taxes	483,281	(447)	483,728	n/m

Net Income	2,497,614	3,371,135	(873,521)	-26%
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	5,052	629	4,423	703%
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	216,375	386,850	(170,475)	-44%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	1,059,313	1,235,784	(176,471)	-14%

Net Income Attributable to Blackstone Inc.	$1,216,874	$1,747,872	$(530,998)	-30%

n/m     Not meaningful.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Revenues
Revenues were $5.1 billion for the three months ended March 31, 2022, a decrease of $172.6 million compared to $5.3 billion for the three months ended March 31, 2021. The decrease in Revenues was primarily attributable to a decrease of $574.7 million in Investment Income, which is composed of a decrease of $1.7 billion in Unrealized Investment Income and an increase of $1.2 billion in Realized Investment Income, partially offset by an increase of $298.1 million in Management and Advisory Fees, Net.
The $1.7 billion decrease in Unrealized Investment Income was primarily attributable to lower net unrealized appreciation of investment holdings in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Principal drivers of the decrease were:

•
The decrease of $1.7 billion in our Private Equity segment was primarily attributable to lower net unrealized appreciation of investment holdings in corporate private equity and Tactical Opportunities in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Corporate private equity and Tactical Opportunities carrying value increased 2.8% and 1.8%, respectively, in the three months ended March 31, 2022 compared to 15.3% and 15.1%, respectively, in the three months ended March 31, 2021.

•
The decrease of $238.4 million in our Hedge Fund Solutions segment was primarily attributable to lower net unrealized appreciation of investment holdings in individual investor and specialized solutions, customized solutions and commingled products in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

•
The decrease of $109.4 million in our Credit & Insurance segment was primarily attributable to lower net unrealized appreciation of investments in our private credit strategies in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

•
Partially offset by the increase of $430.1 million in our Real Estate segment which was primarily attributable to higher net unrealized appreciation of investment holdings in our Core+ real estate funds and BREP in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Core+ real estate and BREP’s carrying value increased 7.9% and 10.3%, respectively, in the three months ended March 31, 2022 compared to 3.2% and 5.3%, respectively, in the three months ended March 31, 2021.

The $1.2 billion increase in Realized Investment Income was primarily attributable to higher realized gains in our Real Estate and Private Equity segments, partially offset by the gain recognized in connection with the Pátria Investments Limited and Pátria Investimentos Ltda. (collectively, “Pátria”) sale transaction in the first quarter of 2021. On January 26, 2021, Pátria completed its IPO, pursuant to which Blackstone sold a portion of its interests and no longer has representatives or the right to designate representatives on Pátria’s board of directors. As a result of Pátria’s pre-IPO
reorganization transactions (which included Blackstone’s sale of 10% of Pátria’s pre-IPO
shares to Pátria’s controlling shareholder) and the consummation of the IPO, Blackstone was deemed to no longer have significant influence over Pátria due to Blackstone’s decreased ownership and lack of board representation.
The $298.1 million increase in Management and Advisory Fees, Net was primarily due to increases in our Real Estate and Credit & Insurance segments of $168.1 million and $134.9 million, respectively. The increase in our Real Estate segment was primarily due to
Fee-Earning
Assets Under Management growth in Core+ real estate and BREDS. The increase in our Credit & Insurance segment was primarily due to an increase in capital deployed in our most recently launched credit vehicles,
Fee-Earning
Assets Under Management growth in BXSL, and inflows in BCRED and our liquid credit business.

Expenses
Expenses were $2.2 billion for the three months ended March 31, 2022, an increase of $145.6 million compared to $2.1 billion for the three months ended March 31, 2021. The increase was primarily attributable to increases of $68.5 million in Total Compensation and Benefits, which is composed of an increase of $113.9 million in Compensation and a decrease of $73.1 million in Performance Allocations Compensation, and $55.6 million in General, Administrative and Other. The increase in Compensation was primarily due to the increase in Management and Advisory Fees, Net, on which a portion of compensation is based. The decrease in Performance Allocations Compensation was primarily due to the decrease in Investment Income, on which a portion of compensation is based. The increase in General, Administrative and Other was primarily due to occupancy and technology related expenses and professional fees.
Other Income
Other Income was $51.6 million for the three months ended March 31, 2022, a decrease of $71.6 million compared to $123.3 million for the three months ended March 31, 2021. The decrease in Other Income was primarily due to a decrease of $69.5 million in Net Gains from Fund Investment Activities.
The decrease in Other Income — Net Gains from Fund Investment Activities was principally driven by decreases of $70.0 million, $15.8 million and $12.4 million in our Private Equity, Hedge Fund Solutions and Credit & Insurance segments, respectively, partially offset by an increase of $28.8 million in our Real Estate segment. The decreases in our Private Equity and Hedge Fund Solutions segments were primarily due to unrealized depreciation of investments in our consolidated private equity and hedge fund solutions funds, as applicable. The decrease in our Credit & Insurance segment was primarily due to realized net losses and unrealized depreciation of investments in our consolidated credit funds. The increase in our Real Estate segment was primarily due to unrealized appreciation of investments, partially offset by realized net losses of investments in our consolidated real estate funds.
Provision (Benefit) for Taxes
Blackstone’s Provision (Benefit) for Taxes for the three months ended March 31, 2022 and 2021 was $483.3 million and $(0.4) million, respectively. This resulted in an effective tax rate of 16.2% and 0.0%, respectively, based on our Income Before Provision (Benefit) for Taxes of $3.0 billion and $3.4 billion. The increase in Blackstone’s effective tax rate for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, resulted primarily from the reduction of valuation allowances previously recorded against deferred tax assets during 2021, and an increase in state tax provision due to recent developments affecting the allocation of income among multiple tax jurisdictions.
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
For the three months ended March 31, 2022 and 2021, the Net Income Before Taxes allocated to Blackstone personnel and others who are limited partners of Blackstone Holdings was 39.8% and 41.8%, respectively. The decrease of 2.0% was primarily due to the conversion of Blackstone Holdings Partnership Units to shares of common stock and the vesting of shares of common stock.
The Other Income (Loss) — Change in Tax Receivable Agreement Liability was entirely allocated to Blackstone Inc.

Operating Metrics
Total and
Fee-Earning
Assets Under Management
The following graphs and tables summarize the
Fee-Earning
Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the three months ended March 31, 2022 and 2021. For a description of how Assets Under Management and
Fee-Earning
Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Total and
Fee-Earning
Assets Under Management.”

Note: Totals may not add due to rounding.

	Three Months Ended
	March 31, 2022					March 31, 2021
		Private	Hedge Fund	Credit &			Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total	Real Estate	Equity	Solutions	Insurance	Total

	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$221,476,699	$156,556,959	$74,034,568	$197,900,832	$649,969,058	$149,121,461	$129,539,630	$74,126,610	$116,645,413	$469,433,114
Inflows (a)	22,791,041	5,449,946	4,170,080	12,949,112	45,360,179	8,561,177	4,468,621	2,005,986	8,186,651	23,222,435
Outflows (b)	(4,289,575)	(872,597)	(2,582,444)	(3,072,247)	(10,816,863)	(843,560)	(608,021)	(1,346,251)	(5,115,877)	(7,913,709)

Net Inflows	18,501,466	4,577,349	1,587,636	9,876,865	34,543,316	7,717,617	3,860,600	659,735	3,070,774	15,308,726
Realizations (c)	(5,292,057)	(2,688,240)	(362,867)	(3,495,939)	(11,839,103)	(1,855,302)	(3,071,179)	(188,436)	(3,247,204)	(8,362,121)
Market Activity (d)(g)	5,935,345	2,500,128	426,491	(3,591,933)	5,270,031	868,018	1,574,296	2,016,297	387,077	4,845,688

Balance, End of Period (e)	$240,621,453	$160,946,196	$75,685,828	$200,689,825	$677,943,302	$155,851,794	$131,903,347	$76,614,206	$116,856,060	$481,225,407

Increase	$19,144,754	$4,389,237	$1,651,260	$2,788,993	$27,974,244	$6,730,333	$2,363,717	$2,487,596	$210,647	$11,792,293
Increase	9%	3%	2%	1%	4%	5%	2%	3%	—	3%
Annualized Base Management Fee Rate (f)	1.00%	1.06%	0.78%	0.59%	0.87%	1.12%	1.16%	0.80%	0.55%	0.94%

	Three Months Ended
	March 31, 2022					March 31, 2021
		Private	Hedge Fund	Credit &			Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total	Real Estate	Equity	Solutions	Insurance	Total

	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$279,474,105	$261,471,007	$81,334,141	$258,622,467	$880,901,720	$187,191,247	$197,549,222	$79,422,869	$154,393,590	$618,556,928
Inflows (a)	17,043,319	9,233,637	4,015,331	19,582,685	49,874,972	8,581,463	7,831,642	2,066,958	13,124,022	31,604,085
Outflows (b)	(2,295,695)	(1,420,463)	(2,768,093)	(3,519,958)	(10,004,209)	(1,809,101)	(750,972)	(1,623,328)	(5,791,889)	(9,975,290)

Net Inflows	14,747,624	7,813,174	1,247,238	16,062,727	39,870,763	6,772,362	7,080,670	443,630	7,332,133	21,628,795
Realizations (c)	(9,537,783)	(7,725,833)	(438,445)	(5,533,849)	(23,235,910)	(1,953,532)	(8,093,375)	(194,347)	(4,626,773)	(14,868,027)
Market Activity (d)(h)	13,512,837	6,398,003	753,893	(2,709,564)	17,955,169	4,266,955	15,264,568	2,147,068	1,806,720	23,485,311

Balance, End of Period (e)	$298,196,783	$267,956,351	$82,896,827	$266,441,781	$915,491,742	$196,277,032	$211,801,085	$81,819,220	$158,905,670	$648,803,007

Increase	$18,722,678	$6,485,344	$1,562,686	$7,819,314	$34,590,022	$9,085,785	$14,251,863	$2,396,351	$4,512,080	$30,246,079
Increase	7%	2%	2%	3%	4%	5%	7%	3%	3%	5%

(a)	Inflows include contributions, capital raised, other increases in available capital (recallable capital and increased side-by-side commitments), purchases, inter-segment allocations and acquisitions.
(b)	Outflows represent redemptions, client withdrawals and decreases in available capital (expired capital, expense drawdowns and decreased side-by-side commitments).
(c)	Realizations represent realization proceeds from the disposition or other monetization of assets, current income or capital returned to investors from CLOs.
(d)	Market activity includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Total and Fee-Earning Assets Under Management are reported in the segment where the assets are managed.
(f)
Annualized Base Management Fee Rate represents annualized year to date Base Management Fee divided by the average of the beginning of year and each quarter end’s
Fee-Earning
Assets Under Management in the reporting period.

(g)
For the three months ended March 31, 2022, the impact to
Fee-Earning
Assets Under Management due to foreign exchange rate fluctuations was $(977.5) million, $(359.5) million and $(1.4) billion for the Real Estate, Credit & Insurance and Total segments, respectively. For the three months ended March 31, 2021, such impact was $(1.1) billion, $(131.5) million and $(1.3) billion for the Real Estate, Credit & Insurance and Total segments, respectively.

(h)
For the three months ended March 31, 2022, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(1.8) billion, $(517.4) million, $(423.9) million and $(2.8) billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively. For the three months ended March 31, 2021, such impact was $(1.6) billion, $(330.6) million, $(246.3) million and $(2.2) billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively.

Fee-Earning
Assets Under Management
Fee-Earning
Assets Under Management were $677.9 billion at March 31, 2022, an increase of $28.0 billion, compared to $650.0 billion at December 31, 2021. The net increase was due to:

•	Inflows of $45.4 billion related to:

o
$22.8 billion in our Real Estate segment driven by $9.8 billion from BREIT, $7.9 billion from BREP and co-investment,
$3.4 billion from BREDS, $1.2 billion from BPP and
co-investment
and $541.0 million from BEPIF,

o
$12.9 billion in our Credit & Insurance segment driven by $6.4 billion from direct lending, $1.8 billion from CLOs, $1.3 billion from BIS, $1.3 billion from certain liquid credit strategies, $880.0 million from asset-based finance and $495.7 million from private placements credit,

o	$5.4 billion in our Private Equity segment driven by $2.4 billion from BIP, $1.2 billion from Tactical Opportunities and $963.9 million from Strategic Partners, and

o
$4.2 billion in our Hedge Fund Solutions segment driven by $3.5 billion from individual investor and specialized solutions, $451.4 million from customized solutions and $197.8 million from commingled products.

Fee-Earning
Assets Under Management inflows in BREP exceeds the Total Assets Under Management inflows due to the commencement of BREP Asia III’s investment period in March 2022.
Fee-Earning
Assets Under Management inflows are reported when a fund’s investment period commences, whereas Total Assets Under Management inflows are reported at each fund closing.

•	Market activity of $5.3 billion primarily attributable to:

o
$5.9 billion of market appreciation in our Real Estate segment driven by appreciation of $7.6 billion from Core+ real estate (which included $651.0 million of foreign exchange depreciation), partially offset by depreciation of $1.3 billion from BREDS and foreign exchange depreciation of $302.8 million from BREP and co-investment,

o	$2.5 billion of market appreciation in our Private Equity segment driven by $2.0 billion from BIP and $447.5 million from Strategic Partners, and

o
Partially offset by $3.6 billion of market depreciation in our Credit & Insurance segment driven by depreciation of $3.2 billion from certain liquid credit strategies, $1.2 billion from private placement credit, $543.9 million from asset-based finance and $234.0 million from CLOs, partially offset by market appreciation of $1.6 billion from MLP strategies and $250.0 million from direct lending, all of which included $359.5 million of foreign exchange depreciation across the segment.

Offsetting these increases were:

•	Realizations of $11.8 billion primarily driven by:

o	$5.3 billion in our Real Estate segment driven by $2.7 billion from Core+ real estate, $1.3 billion from BREDS and $1.3 billion from BREP and co-investment,

o
$3.5 billion in our Credit & Insurance segment driven by $1.4 billion from direct lending, $1.3 billion from CLOs, $256.9 million from stressed/distressed strategies, $194.5 million from mezzanine funds, $163.5 million from certain liquid credit strategies, and $148.4 million from our energy strategies, and

o
$2.7 billion in our Private Equity segment driven by $1.2 billion from Strategic Partners, $792.8 million from corporate private equity, $352.3 million from Tactical Opportunities and $299.3 million from BIP.

•	Outflows of $10.8 billion primarily attributable to:

o
$4.3 billion in our Real Estate segment driven by $2.1 billion of uninvested reserves at the end of BREP Asia II’s investment period, $1.3 billion from BREIT and $842.0 million from BPP and co-investment,

o
$3.1 billion in our Credit & Insurance segment driven by $1.3 billion from certain liquid credit strategies, $962.6 million from MLP strategies, $320.5 million from BIS, $246.2 million from direct lending and $115.9 million from asset-based finance,

o	$2.6 billion in our Hedge Fund Solutions segment driven by $2.0 billion from customized solutions and $577.7 million from individual investor and specialized solutions, and

o	$872.6 million in our Private Equity segment driven by $566.6 million from multi-asset products, $159.2 million from Strategic Partners and $102.8 million from Tactical Opportunities.
Total Assets Under Management
Total Assets Under Management were $915.5 billion at March 31, 2022, an increase of $34.6 billion, compared to $880.9 billion at December 31, 2021. The net increase was due to:

•	Inflows of $49.9 billion related to:

o
$19.6 billion in our Credit & Insurance segment driven by $13.6 billion from direct lending, $1.9 billion from CLOs, $1.3 billion from BIS, $1.3 billion from certain liquid credit strategies, $793.3 million from asset-based finance, and $495.7 million from private placements credit,

o
$17.0 billion in our Real Estate segment driven by $9.8 billion from BREIT, $2.5 billion from BREDS, $2.4 billion from BREP and co-investment,
$1.9 billion from BPP and
co-investment
and $541.0 million from BEPIF,

o
$9.2 billion in our Private Equity segment driven by $2.8 billion from Strategic Partners, $2.5 billion from BIP, $1.5 billion from corporate private equity and $1.2 billion from Tactical Opportunities, and

o
$4.0 billion in our Hedge Fund Solutions segment driven by $3.4 billion from individual investor and specialized solutions, $403.4 million from customized solutions and $180.8 million from commingled products.

Total Assets Under Management inflows in our direct lending funds exceed the
Fee-Earning
Assets Under Management because Total Assets Under Management inflows are reported at their gross value while, for certain funds,
Fee-Earning
Assets Under Management are reported as net assets, which is the basis on which fees are charged.

•	Market activity of $18.0 billion primarily driven by:

o
$13.5 billion of market appreciation in our Real Estate segment driven by carrying value increases in Core+ real estate and BREP of 7.9% and 10.3%, respectively, which included $1.8 billion of foreign exchange depreciation across the segment,

o
$6.4 billion of market appreciation in our Private Equity segment driven by carrying value increases in Strategic Partners, BIP, corporate private equity, and Tactical Opportunities of 8.5%, 13.8%, 2.8% and 1.8%, respectively, which included $517.4 million of foreign exchange depreciation across the segment,

o
Partially offset by $2.7 billion of market depreciation in our Credit & Insurance segment driven by depreciation of $3.2 billion from certain liquid credit strategies, $1.2 billion from private placement credit, $543.9 million from asset-based finance and $199.6 million from CLOs, partially offset by market appreciation of $1.7 billion from MLP strategies, $377.9 million from direct lending, $277.5 million from BIS and $216.2 million from our energy strategies, all of which included $423.9 million of foreign exchange depreciation across the segment.

Total Assets Under Management market activity in our BREP and co-investment
funds and our Private Equity segment generally represents the change in fair value of the investments held and typically exceeds the
Fee-Earning
Assets Under Management market activity.
Offsetting these increases were:

•	Realizations of $23.2 billion primarily driven by:

o	$9.5 billion in our Real Estate segment driven by $5.8 billion from BREP and co-investment, $2.8 billion from Core+ real estate and $996.6 million from BREDS,

o
$7.7 billion in our Private Equity segment driven by $4.1 billion from corporate private equity, $2.4 billion from Strategic Partners, $869.5 million from Tactical Opportunities and $316.5 million from BIP, and

o
$5.5 billion in our Credit & Insurance segment driven by $2.8 billion from direct lending, $1.3 billion from CLOs, $495.2 million from stressed/distressed strategies and $418.1 million from our energy strategies.

Total Assets Under Management realizations in our BREP and
co-investment
funds and our Private Equity segment generally represents the total proceeds and typically exceeds the
Fee-Earning
Assets Under Management realizations which generally represents only the invested capital.

•	Outflows of $10.0 billion primarily attributable to:

o
$3.5 billion in our Credit & Insurance segment driven by $1.4 billion from certain liquid credit strategies, $1.0 billion from MLP strategies, $408.2 million from direct lending and $321.2 million from BIS,

o	$2.8 billion in our Hedge Fund Solutions segment driven by $2.1 billion from customized solutions and $616.2 million from individual investor and specialized solutions,

o	$2.3 billion in our Real Estate segment driven by $1.3 billion from BREIT and $842.1 million from BPP and co-investment, and

o
$1.4 billion in our Private Equity segment driven by $422.7 million from Tactical Opportunities, $370.7 million from Strategic Partners, $277.9 million from multi-asset products and $230.6 million from corporate private equity.

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

Net Accrued Performance Revenues
The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of March 31, 2022 and 2021. Net Accrued Performance Revenues presented do not include clawback amounts, if any, which are disclosed in Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. See “—
Non-GAAP
Financial Measures” for our reconciliation of Net Accrued Performance Revenues.

	March 31,
	2022	2021

	(Dollars in Millions)
Real Estate
BREP IV	$6	$18
BREP V	1	18
BREP VI	38	39
BREP VII	527	253
BREP VIII	990	519
BREP IX	1,139	198
BREP Europe IV	93	92
BREP Europe V	548	244
BREP Europe VI	301	—
BREP Asia I	126	179
BREP Asia II	189	78
BPP	734	189
BREIT	—	82
BEPIF	6	—
BREDS	37	31
BTAS	83	1

Total Real Estate (a)	4,817	1,941

Private Equity
BCP IV	8	9
BCP V	—	37
BCP VI	475	746
BCP VII	1,257	987
BCP VIII	315	41
BCP Asia I	330	105
BEP I	27	52
BEP III	93	34
BCEP I	222	147
Tactical Opportunities	378	320
BXG	12	39
Strategic Partners	570	157
BIP	106	43
BXLS	22	19
BTAS/Other	255	93

Total Private Equity (a)	4,070	2,831

Hedge Fund Solutions	342	214

Credit & Insurance	318	216

Total Blackstone Net Accrued Performance Revenues	$9,546	$5,202

Note:	Totals may not add due to rounding.
(a)	Real Estate and Private Equity include co-investments, as applicable.
For the twelve months ended March 31, 2022, Net Accrued Performance Revenues receivable increased due to Net Performance Revenues of $8.6 billion offset by net realized distributions of $4.3 billion.

Invested Performance Eligible Assets Under Management
The following presents our Invested Performance Eligible Assets Under Management as of quarter end for each period:

Note:	Totals may not add due to rounding.

Perpetual Capital
The following presents our Perpetual Capital Total Assets Under Management as of quarter end for each period:

Note:	Totals may not add due to rounding.
Perpetual Capital Total Assets Under Management were $338.2 billion as of March 31, 2022, an increase of $24.8 billion, compared to $313.4 billion as of December 31, 2021. Perpetual Capital Total Assets Under Management in our Real Estate, Credit & Insurance and Private Equity segments increased $15.5 billion, $4.8 billion and $4.3 billion, respectively. Principal drivers of these increases were:

•	In our Real Estate segment, net Total Assets Under Management growth in BREIT and BPP and co-investment resulted in increases of $9.2 billion and $5.1 billion, respectively.

•	In our Credit & Insurance segment, net Total Assets Under Management growth in direct lending resulted in an increase of $9.3 billion, partially offset by a decrease of $4.5 billion related to BIS.

•	In our Private Equity segment, net Total Assets Under Management growth in BIP resulted in an increase of $4.3 billion.

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

The following table presents the investment record of our significant carry/drawdown funds and selected perpetual capital strategies from inception through March 31, 2022:

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate
Pre-BREP	$ 140,714	$ —	$ —	n/a	—	$ 345,190	2.5x	$ 345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	n/a	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	n/a	—	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	n/a	—	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	23,471	n/a	—	4,640,501	1.7x	4,663,972	1.7x	12%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	8,546	n/a	—	13,444,906	2.3x	13,453,452	2.3x	11%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,444	550,452	408,815	2.2x	80%	27,407,685	2.5x	27,816,500	2.5x	13%	13%
BREP VII (Aug 2011 / Apr 2015)	13,501,376	1,513,361	7,589,097	1.7x	4%	23,864,256	2.1x	31,453,353	2.0x	22%	15%
BREP VIII (Apr 2015 / Jun 2019)	16,591,084	2,281,492	17,009,035	1.8x	—	19,609,674	2.5x	36,618,709	2.1x	29%	19%
*BREP IX (Jun 2019 / Dec 2024)	21,321,251	9,461,862	22,133,179	1.9x	2%	6,024,086	2.1x	28,157,265	1.9x	66%	47%

Total Global BREP	$ 73,454,736	$ 13,807,167	$ 47,172,143	1.8x	2%	$ 102,526,026	2.3x	$ 149,698,169	2.1x	18%	17%

BREP Int’l (Jan 2001 / Sep 2005)	€ 824,172	€ —	€ —	n/a	—	€ 1,373,170	2.1x	€ 1,373,170	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008) (e)	1,629,748	—	—	n/a	—	2,583,032	1.8x	2,583,032	1.8x	8%	8%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,167	421,732	280,829	0.5x	—	5,792,215	2.4x	6,073,044	2.0x	19%	14%
BREP Europe IV (Sep 2013 / Dec 2016)	6,673,049	1,378,153	1,883,356	1.3x	—	9,699,087	2.0x	11,582,443	1.8x	20%	14%
BREP Europe V (Dec 2016 / Oct 2019)	7,965,079	1,338,957	10,018,509	1.7x	—	2,336,451	2.7x	12,354,960	1.8x	39%	15%
*BREP Europe VI (Oct 2019 / Apr 2025)	9,901,655	5,670,276	6,911,549	1.6x	—	471,010	2.0x	7,382,559	1.7x	60%	32%

Total BREP Europe	€ 30,198,870	€ 8,809,118	€ 19,094,243	1.6x	—	€ 22,254,965	2.1x	€ 41,349,208	1.8x	16%	13%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate (continued)
BREP Asia I (Jun 2013 / Dec 2017)	$ 4,261,983	$ 917,144	$ 2,435,276	1.5x	13%	$ 6,206,034	2.1x	$ 8,641,310	1.9x	20%	13%
BREP Asia II (Dec 2017 / Mar 2022)	7,338,909	2,007,555	7,252,702	1.4x	4%	761,817	1.8x	8,014,519	1.4x	42%	13%
*BREP Asia III (Mar 2022 / Sep 2027)	7,502,256	7,502,256	—	n/a	—	—	n/a	—	n/a	n/a	n/a
BREP Co-Investment (f)	7,131,383	37,934	973,293	2.3x	—	15,029,656	2.2x	16,002,949	2.2x	16%	16%

Total BREP	$ 135,148,753	$ 34,021,106	$ 79,856,621	1.7x	2%	$ 152,235,747	2.2x	$ 232,092,368	2.0x	17%	16%

*BREDS High-Yield (Various) (g)	19,986,312	5,702,368	5,721,393	1.1x	—	15,438,412	1.3x	21,159,805	1.2x	11%	10%
Private Equity
Corporate Private Equity
BCP I (Oct 1987 / Oct 1993)	$ 859,081	$ —	$ —	n/a	—	$ 1,741,738	2.6x	$ 1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	n/a	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	n/a	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	15,928	n/a	—	2,953,649	1.4x	2,969,577	1.4x	6%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	169,884	127,159	1.3x	—	21,479,599	2.9x	21,606,758	2.8x	36%	36%
BCP V (Dec 2005 / Jan 2011)	21,009,112	1,035,259	110,390	7.5x	92%	38,427,169	1.9x	38,537,559	1.9x	8%	8%
BCP VI (Jan 2011 / May 2016)	15,202,513	1,378,295	7,754,859	1.8x	43%	23,846,668	2.3x	31,601,527	2.1x	17%	13%
BCP VII (May 2016 / Feb 2020)	18,852,880	1,931,935	25,281,125	1.9x	35%	10,049,608	2.4x	35,330,733	2.0x	35%	19%
*BCP VIII (Feb 2020 / Feb 2026)	25,424,279	17,027,500	12,308,856	1.5x	16%	514,942	2.9x	12,823,798	1.5x	125%	45%
Energy I (Aug 2011 / Feb 2015)	2,441,558	174,492	705,759	1.5x	60%	3,869,928	2.0x	4,575,687	1.9x	15%	12%
Energy II (Feb 2015 / Feb 2020)	4,933,284	1,030,529	4,954,452	1.6x	58%	1,588,019	1.1x	6,542,471	1.4x	2%	7%
*Energy III (Feb 2020 / Feb 2026)	4,329,863	3,067,781	2,117,059	1.9x	52%	320,742	2.7x	2,437,801	2.0x	113%	57%
BCP Asia I (Dec 2017 / Sep 2021)	2,452,754	869,042	4,636,769	3.0x	64%	995,878	4.9x	5,632,647	3.2x	115%	61%
*BCP Asia II (Sep 2021 / Sep 2027)	6,554,832	6,529,852	9,373	n/a	—	—	n/a	9,373	n/a	n/a	n/a
Core Private Equity I (Jan 2017 / Mar 2021) (h)	4,764,447	1,149,384	8,022,079	2.1x	—	2,020,771	3.6x	10,042,850	2.3x	52%	26%
*Core Private Equity II (Mar 2021 / Mar 2026) (h)	8,191,582	6,750,467	1,493,095	1.1x	—	—	n/a	1,493,095	1.1x	n/a	n/m

Total Corporate Private Equity	$ 129,255,219	$ 41,138,995	$ 67,536,903	1.8x	32%	$ 120,250,218	2.2x	$ 187,787,121	2.0x	16%	16%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Private Equity (continued)
Tactical Opportunities
*Tactical Opportunities (Various)	$ 22,736,825	$ 6,769,836	$ 14,405,782	1.4x	11%	$ 18,216,793	1.9x	$ 32,622,575	1.6x	18%	13%
*Tactical Opportunities Co-Investment and Other (Various)	14,348,123	5,975,749	5,852,894	1.8x	7%	6,734,373	1.6x	12,587,267	1.7x	19%	19%

Total Tactical Opportunities	$ 37,084,948	$ 12,745,585	$ 20,258,676	1.5x	10%	$ 24,951,166	1.8x	$ 45,209,842	1.6x	19%	14%

*Growth (Jul 2020 / Jul 2025)	$ 5,046,626	$ 1,914,667	$ 3,472,702	1.1x	8%	$ 337,102	3.2x	$ 3,809,804	1.2x	n/m	17%
Strategic Partners (Secondaries)
Strategic Partners I-V (Various) (i)	11,447,898	842,769	460,940	n/a	—	16,871,169	n/a	17,332,109	1.7x	n/a	13%
Strategic Partners VI (Apr 2014 / Apr 2016) (i)	4,362,750	1,451,461	1,236,940	n/a	—	3,941,301	n/a	5,178,241	1.7x	n/a	15%
Strategic Partners VII (May 2016 / Mar 2019) (i)	7,489,970	1,871,515	5,544,959	n/a	—	5,089,030	n/a	10,633,989	2.1x	n/a	23%
Strategic Partners Real Assets II (May 2017 / Jun 2020) (i)	1,749,807	493,169	999,444	n/a	—	968,153	n/a	1,967,597	1.5x	n/a	15%
Strategic Partners VIII (Mar 2019 / Oct 2021) (i)	10,763,600	5,085,423	10,069,319	n/a	—	3,956,714	n/a	14,026,033	1.9x	n/a	57%
*Strategic Partners Real Estate, SMA and Other (Various) (i)	7,878,498	2,346,047	3,389,313	n/a	—	2,875,142	n/a	6,264,455	1.6x	n/a	20%
*Strategic Partners Infra III (Jun 2020 / Jul 2024) (i)	3,250,100	2,084,092	565,067	n/a	—	124,956	n/a	690,023	1.6x	n/a	67%
*Strategic Partners IX (Oct 2021 / Jul 2026) (i)	13,536,771	10,111,164	2,502,428	n/a	—	—	n/a	2,502,428	1.3x	n/a	n/m

Total Strategic Partners (Secondaries)	$ 60,479,394	$ 24,285,640	$ 24,768,410	n/a	—	$ 33,826,465	n/a	$ 58,594,875	1.8x	n/a	16%

Life Sciences
Clarus IV (Jan 2018 / Jan 2020)	910,000	13,755	815,050	1.5x	3%	232,776	1.9x	1,047,826	1.6x	25%	15%
*BXLS V (Jan 2020 / Jan 2025)	4,775,203	1,952,326	1,137,803	1.2x	6%	—	n/a	1,137,803	1.2x	n/a	-2%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Credit
Mezzanine / Opportunistic I (Jul 2007 / Oct 2011)	$ 2,000,000	$ 97,114	$ 20,241	1.6x	—	$ 4,785,527	1.6x	$ 4,805,768	1.6x	n/a	17%
Mezzanine / Opportunistic II (Nov 2011 / Nov 2016)	4,120,000	1,007,436	436,872	0.5x	—	6,338,457	1.6x	6,775,329	1.4x	n/a	10%
Mezzanine / Opportunistic III (Sep 2016 / Jan 2021)	6,639,133	915,252	4,321,060	1.1x	1%	5,013,903	1.6x	9,334,963	1.3x	n/a	11%
*Mezzanine / Opportunistic IV (Jan 2021 / Jan 2026)	5,016,771	3,904,772	1,248,665	1.0x	—	31,378	n/m	1,280,043	1.1x	n/a	11%
Stressed / Distressed I (Sep 2009 / May 2013)	3,253,143	76,000	—	n/a	—	5,776,181	1.3x	5,776,181	1.3x	n/a	9%
Stressed / Distressed II (Jun 2013 / Jun 2018)	5,125,000	547,430	430,963	0.5x	—	5,213,790	1.2x	5,644,753	1.1x	n/a	2%
*Stressed / Distressed III (Dec 2017 / Dec 2022)	7,356,380	3,477,014	2,066,718	0.9x	—	2,382,486	1.4x	4,449,204	1.1x	n/a	8%
Energy I (Nov 2015 / Nov 2018)	2,856,867	1,057,174	959,388	1.0x	—	2,307,898	1.6x	3,267,286	1.4x	n/a	9%
*Energy II (Feb 2019 / Feb 2024)	3,616,081	2,193,068	1,672,130	1.2x	—	745,850	1.5x	2,417,980	1.3x	n/a	27%
European Senior Debt I (Feb 2015 / Feb 2019)	€ 1,964,689	€ 341,823	€ 1,002,526	0.9x	—	€ 2,262,946	1.4x	€ 3,265,472	1.2x	n/a	5%
*European Senior Debt II (Jun 2019 / Jun 2024)	€ 4,088,344	€ 2,037,066	€ 3,203,147	1.0x	—	€ 1,009,298	1.4x	€ 4,212,445	1.1x	n/a	16%

Total Credit Drawdown Funds (j)	$ 46,889,033	$ 15,922,149	$ 15,835,479	1.0x	—	$ 36,351,249	1.4x	$ 52,186,728	1.3x	n/a	10%

Selected Perpetual Capital Strategies (k)

Fund (Inception Year) (a)	Investment Strategy	Total AUM	Total Net Return (l)

	(Dollars in Thousands, Except Where Noted)
Real Estate
BPP - Blackstone Property Partners (2013) (m)	Core+ Real Estate	$66,264,521	13%
BREIT - Blackstone Real Estate Income Trust (2017) (n)	Core+ Real Estate	63,312,062	13%
BXMT - Blackstone Mortgage Trust (2013) (o)	Real Estate Debt	7,982,810	11%
Private Equity
BIP - Blackstone Infrastructure Partners (2019) (p)	Infrastructure	23,363,335	25%
Hedge Fund Solutions
BSCH - Blackstone Strategic Capital Holdings (2014) (q)	GP Stakes	10,641,112	18%
Credit
BXSL - Blackstone Secured Lending Fund (2018) (r)	U.S. Direct Lending	10,708,046	10%
BCRED - Blackstone Private Credit Fund (2021) (s)	U.S. Direct Lending	44,569,626	11%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
*	Represents funds that are currently in their investment period.
(a)	Excludes investment vehicles where Blackstone does not earn fees.
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
(d)
Unless otherwise indicated, Net Internal Rate of Return (“IRR”) represents the annualized inception to March 31, 2022 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of limited partner cash flows. Initial inception date of cash flows may differ from the Investment Period Beginning Date.

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

(g)	BREDS High-Yield represents the flagship real estate debt drawdown funds only.
(h)	Blackstone Core Equity Partners is a core private equity strategy which invests with a more modest risk profile and longer hold period than traditional private equity.
(i)
Realizations are treated as return of capital until fully recovered and therefore unrealized and realized MOICs are not applicable. Returns are calculated from results that are reported on a three month lag from Strategic Partners’ fund financial statements and therefore do not include the impact of economic and market activities in the current quarter. Effective March 31, 2022, Strategic Partners
I-V
Committed Capital, Available Capital, Unrealized Investment Value, Realized Investment Value and Total Investment Value were updated to exclude funds not managed by Strategic Partners.

(j)	Funds presented represent the flagship credit drawdown funds only. The Total Credit Net IRR is the combined IRR of the credit drawdown funds presented.
(k)
Represents the performance for select Perpetual Capital Strategies; strategies excluded consist primarily of (1) investment strategies that have been investing for less than one year, (2) most perpetual capital assets managed for insurance clients, and (3) investment vehicles where Blackstone does not earn fees.

(l)
Unless otherwise indicated, Total Net Return represents the annualized inception to March 31, 2022 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of investor cash flows. Initial inception date of cash flows occurred during the Inception Year.

(m)
BPP includes certain vehicles managed as part of the BPP Platform but not classified as Perpetual Capital. As of March 31, 2022, these vehicles represented $3.3 billion of Total Assets Under Management.

(n)
The BREIT Total Net Return reflects a per share blended return, assuming BREIT had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BREIT. These returns are not representative of the returns experienced by any particular investor or share class. Total Net Returns are presented on an annualized basis and are from January 1, 2017.

(o)
The BXMT return reflects annualized market return of a shareholder invested in BXMT since inception through March 31, 2022, assuming reinvestment of all dividends received during the period. Return incorporates the closing NYSE stock price as of March 31, 2022. Total Net Return is from May 22, 2013.

(p)	Including co-investment vehicles that do not pay fees, BIP Total Assets Under Management is $27.3 billion.
(q)
BSCH represents the aggregate Total Assets Under Management and Total Net Return of BSCH I and BSCH II funds that invest as part of the GP Stakes strategy, which targets minority investments in the general partners of private equity and other private-market alternative asset management firms globally. Including co-investment
vehicles that do not pay fees, BSCH Total Assets Under Management is $11.5 billion.

(r)
The BXSL Total Assets Under Management and Total Net Return are presented as of December 31, 2021. BXSL Total Net Return reflects the change in NAV per share, plus distributions per share (assuming dividends and distributions are reinvested in accordance with BXSL’s dividend reinvestment plan) divided by the beginning NAV per share. Total Net Returns are presented on an annualized basis and are from November 20, 2018.

(s)
The BCRED Total Net Return reflects a per share blended return, assuming BCRED had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BCRED. These returns are not representative of the returns experienced by any particular investor or share class. Total Net Returns are presented on an annualized basis and are from January 7, 2021. Total Assets Under Management reflects gross asset value plus amounts borrowed or available to be borrowed under certain credit facilities. BCRED net asset value as of March 31, 2022 was $17.9 billion.

Segment Analysis
Discussed below is our Segment Distributable Earnings for each of our segments. This information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources. References to “our” sectors or investments may also refer to portfolio companies and investments of the underlying funds that we manage.

Real Estate
The following table presents the results of operations for our Real Estate segment:

	Three Months Ended
	March 31,		2022 vs. 2021
	2022	2021	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$580,186	$427,186	$153,000	36%
Transaction and Other Fees, Net	40,485	26,019	14,466	56%
Management Fee Offsets	(960)	(1,623)	663	-41%

Total Management Fees, Net	619,711	451,582	168,129	37%
Fee Related Performance Revenues	491,517	155,392	336,125	216%
Fee Related Compensation	(344,842)	(188,492)	(156,350)	83%
Other Operating Expenses	(66,003)	(44,362)	(21,641)	49%

Fee Related Earnings	700,383	374,120	326,263	87%

Realized Performance Revenues	802,916	88,638	714,278	806%
Realized Performance Compensation	(290,031)	(22,762)	(267,269)	n/m
Realized Principal Investment Income	53,975	100,820	(46,845)	-46%

Net Realizations	566,860	166,696	400,164	240%

Segment Distributable Earnings	$1,267,243	$540,816	$726,427	134%

n/m     Not meaningful.
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Segment Distributable Earnings were $1.3 billion for the three months ended March 31, 2022, an increase of $726.4 million, or 134%, compared to $540.8 million, for the three months ended March 31, 2021. The increase in Segment Distributable Earnings was attributable to increases of $326.3 million in Fee Related Earnings and $400.2 million in Net Realizations.
Segment Distributable Earnings in our Real Estate segment in the first quarter of 2022 were higher compared to the first quarter of 2021. This was primarily driven by increased Fee Related Earnings due to the quarterly crystallization of BREIT performance revenues and growth in
Fee-Earning
Assets Under Management in Core+ real estate and BREDS, as well as increased Net Realizations due to higher Realized Performance Revenues in BREP. In the first quarter, the Real Estate segment benefited from meaningful fundraising momentum in our perpetual capital strategies, which represent an increasing percentage of our Total Assets Under Management.
Our real estate business is demonstrating fundamental strength although selected areas are to some extent seeing challenges from macroeconomic factors. In particular, in the U.S., the economic environment has been characterized by a high rate of inflation and increasing interest rates. Our real estate strategies have, however, generally oriented their portfolios in sectors and markets that are better insulated from inflation pressure because of opportunities for stronger relative cash flow growth. Moreover, our real estate strategies have focused on assets with shorter duration leases, which provide more opportunity to capture growth in an inflationary environment, and as a result, such investments have largely been able to offset the pressure of rising inflation and interest rates. Nonetheless, portions of our real estate portfolio have exposure to long-term leases which may be more exposed to rising inflation and interest rates. The hospitality sector, while benefitting from recovery in travel and the inflationary environment with increased revenues, has also experienced material growth in expenses, including wage increases. There is a risk that inflation in 2022 and beyond could be higher than generally anticipated. This, in combination with potentially more severe interest rate hikes to rein in such inflation, could lead to downward pressure on the value of our real estate portfolio and make it more difficult to realize value from our real estate investments.
See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “— A period of economic slowdown, which may be across one or more industries, sectors or geographies, has contributed and could in the future contribute to adverse operating performance for certain of our funds’ investments, which would adversely affect our operating results and cash flows” in our Annual Report on Form
10-K
for the year ended December 31, 2021.
Fee Related Earnings
Fee Related Earnings were $700.4 million for the three months ended March 31, 2022, an increase of $326.3 million, or 87%, compared to $374.1 million for the three months ended March 31, 2021. The increase in Fee Related Earnings was primarily attributable to increases of $336.1 million in Fee Related Performance Revenues and $168.1 million in Management Fees, Net, partially offset by increases of $156.4 million in Fee Related Compensation and $21.6 million in Other Operating Expenses. Effective during the three months ended March 31, 2022, BREIT performance revenues crystallized and were paid quarterly instead of annually, although still subject to the same annual hurdle. The change decreases unrealized performance allocations and unrealized performance allocations compensation, which is offset by increases in realized fee related performance revenues and realized fee related performance compensation. If quarterly crystallizations had been in effect for the three months ended March 31, 2021, Real Estate segment Fee Related Earnings for the quarter ended March 31, 2021 would have been $455.8 million and there would have been no impact to Income Before Provision (Benefit) for Taxes.
Fee Related Performance Revenues were $491.5 million for the three months ended March 31, 2022, an increase of $336.1 million, compared to $155.4 million for the three months ended March 31, 2021. The increase was primarily due to the crystallization of BREIT performance revenues, as noted in the paragraph above.
Management Fees, Net were $619.7 million for the three months ended March 31, 2022, an increase of $168.1 million, compared to $451.6 million for the three months ended March 31, 2021, primarily driven by an increase in Base Management Fees. Base Management Fees increased $153.0 million primarily due to
Fee-Earning
Assets Under Management growth in Core+ real estate and BREDS.
The annualized Base Management Fee Rate decreased from 1.12% at March 31, 2021 to 1.00% at March 31, 2022. The decrease was primarily due to growth in BREDS insurance vehicles, which have a lower management fee rate.
Fee Related Compensation was $344.8 million for the three months ended March 31, 2022, an increase of $156.4 million, compared to $188.5 million for the three months ended March 31, 2021. The increase was primarily due to an increase in Fee Related Performance Revenues and Management Fees, Net, on which a portion of Fee Related Compensation is based.
Other Operating Expenses were $66.0 million for three months ended March 31, 2022, an increase of $21.6 million, compared to $44.4 million for three months ended March 31, 2021. The increase was primarily due to occupancy and technology related expenses.

Net Realizations
Net Realizations were $566.9 million for the three months ended March 31, 2022, an increase of $400.2 million, or 240%, compared to $166.7 million for the three months ended March 31, 2021. The increase in Net Realizations was primarily attributable to an increase of $714.3 million in Realized Performance Revenues, partially offset by an increase of $267.3 million in Realized Performance Compensation and a decrease of $46.8 million in Realized Principal Investment Income.
Realized Performance Revenues were $802.9 million for the three months ended March 31, 2022, an increase of $714.3 million, compared to $88.6 million for the three months ended March 31, 2021. The increase was primarily due to higher Realized Performance Revenues in BREP.
Realized Performance Compensation was $290.0 million for the three months ended March 31, 2022, an increase of $267.3 million, compared to $22.8 million for the three months ended March 31, 2021. The increase was primarily due to the increase in Realized Performance Revenues.
Realized Principal Investment Income was $54.0 million for the three months ended March 31, 2022, a decrease of $46.8 million, compared to $100.8 million for the three months ended March 31, 2021. The decrease was primarily due to the segment’s allocation of the gain recognized in connection with the Pátria Sale Transaction in the first quarter of 2021. For additional information, see “— Consolidated Results of Operations — Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
— Revenues.”
Fund Returns
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

The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	Three Months Ended				March 31, 2022
	March 31,				Inception to Date
	2022		2021		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP VII	7%	6%	3%	2%	30%	22%	22%	15%
BREP VIII	13%	11%	4%	3%	36%	29%	25%	19%
BREP IX	18%	15%	8%	6%	100%	66%	65%	47%
BREP Europe IV (b)	3%	2%	-	-	28%	20%	20%	14%
BREP Europe V (b)	5%	4%	4%	3%	48%	39%	20%	15%
BREP Europe VI (b)	8%	7%	6%	5%	100%	60%	47%	32%
BREP Asia I	3%	2%	7%	6%	27%	20%	19%	13%
BREP Asia II	4%	3%	8%	8%	61%	42%	21%	13%
BREP Co-Investment (c)	22%	22%	4%	3%	18%	16%	18%	16%
BPP (d)	10%	9%	2%	2%	n/a	n/a	15%	13%
BREIT (e)	n/a	5%	n/a	4%	n/a	n/a	n/a	13%
BREDS High-Yield (f)	1%	-	5%	4%	15%	11%	14%	10%
BXMT (g)	n/a	6%	n/a	15%	n/a	n/a	n/a	11%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.
(b)	Euro-based internal rates of return.
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

Funds With Closed Investment Periods
The Real Estate segment has eleven funds with closed investment periods as of March 31, 2022: BREP VIII, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe V, BREP Europe IV, BREP Europe III, BREP Asia II, BREP Asia I and BREDS III. As of March 31, 2022, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe IV and BREP Europe III were above their carried interest thresholds (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would have been above their carried interest thresholds even if all remaining investments were valued at zero. BREP VIII, BREP Europe V, BREP Asia II, BREP Asia I and BREDS III were above their carried interest thresholds.
Private Equity
The following table presents the results of operations for our Private Equity segment:

	Three Months Ended
	March 31,		2022 vs. 2021
	2022	2021	$	%

	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees	$421,472	$377,660	$43,812	12%
Transaction, Advisory and Other Fees, Net	12,658	42,707	(30,049)	-70%
Management Fee Offsets	(27,142)	(13,919)	(13,223)	95%

Total Management and Advisory Fees, Net	406,988	406,448	540	-
Fee Related Performance Revenues	(648)	-	(648)	n/m
Fee Related Compensation	(151,050)	(140,597)	(10,453)	7%
Other Operating Expenses	(67,744)	(51,055)	(16,689)	33%

Fee Related Earnings	187,546	214,796	(27,250)	-13%

Realized Performance Revenues	450,238	255,845	194,393	76%
Realized Performance Compensation	(206,703)	(111,209)	(95,494)	86%
Realized Principal Investment Income	65,438	115,403	(49,965)	-43%

Net Realizations	308,973	260,039	48,934	19%

Segment Distributable Earnings	$496,519	$474,835	$21,684	5%

n/m     Not meaningful.
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Segment Distributable Earnings were $496.5 million for the three months ended March 31, 2022, an increase of $21.7 million, compared to $474.8 million for the three months ended March 31, 2021. The increase in Segment Distributable Earnings was attributable to an increase in $48.9 million in Net Realizations, partially offset by a decrease of $27.3 million in Fee Related Earnings.
Segment Distributable Earnings in our Private Equity segment in the first quarter of 2022 were higher compared to the first quarter of 2021. This was primarily driven by an increase in Net Realizations, partially offset by a decrease in Fee Related Earnings.
The impact to our private equity portfolio of the high rate of inflation, supply chain issues and heightened energy prices and input costs, including wages and materials, has been mitigated by its concentration in sectors that have been less impacted by rising input costs or benefit from pricing power. In some of our companies, however, rising costs are creating profit margin pressure, with the manufacturing and industrial sectors particularly vulnerable to these trends. In addition, the expectation of significant interest rate increases in 2022, combined with geopolitical uncertainty, including as a result of the war between Russia and Ukraine, have contributed to declines in valuation multiples in the equity markets. Such factors, particularly if not stabilized, may make it more difficult to realize value from our investments and negatively impact Segment Distributable Earnings in our Private Equity segment. In addition, in private equity, we are facing an increasingly competitive fundraising environment, as well as certain limited partners being subject to allocation constraints due to private equity’s strong performance.

In energy, oil and gas prices increased meaningfully in the first quarter of 2022, in large part due to decreased supply as a result of the ongoing war between Russia and Ukraine and heightened global demand as the
COVID-19
pandemic recedes. This short-term trend has had a positive impact on our energy portfolio. However, increased scrutiny from regulators, investors and other market participants on the climate impact of oil and gas energy investments has weakened long term market fundamentals for traditional energy. The persistence of these weakened market fundamentals could negatively impact the performance of certain investments in our energy and corporate private equity funds. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business —An increase in interest rates and other changes in the financial markets could negatively impact the values of certain assets or investments and the ability of our funds and their portfolio companies to access the capital markets on attractive terms, which could adversely affect investment and realization opportunities, lead to lower-yielding investments and potentially decrease our net income,” “— Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “— A period of economic slowdown, which may be across one or more industries, sectors or geographies, has contributed and could in the future contribute to adverse operating performance for certain of our funds’ investments, which would adversely affect our operating results and cash flows” in our Annual Report on Form
10-K
for the year ended December 31, 2021.
Fee Related Earnings
Fee Related Earnings were $187.5 million for the three months ended March 31, 2022, a decrease of $27.3 million, compared to $214.8 million for the three months ended March 31, 2021. The decrease in Fee Related Earnings was primarily attributable to increases of $16.7 million in Other Operating Expenses and $10.5 million in Fee Related Compensation, partially offset by an increase of $0.5 million in Management and Advisory Fees, Net.
Other Operating Expenses were $67.7 million for the three months ended March 31, 2022, an increase of $16.7 million, compared to $51.1 million for the three months ended March 31, 2021. The increase was primarily due to technology related expenses and professional fees.
Fee Related Compensation was $151.1 million for the three months ended March 31, 2022, an increase of $10.5 million, compared to $140.6 million for the three months ended March 31, 2021. The increase was primarily due to an increase in Base Management Fees on which a portion of Fee Related Compensation is based.
Management and Advisory Fees, Net were $407.0 million for the three months ended March 31, 2022, an increase of $0.5 million, compared to $406.4 million for the three months ended March 31, 2021, primarily driven by an increase in Base Management Fees, partially offset by a decrease in Transaction, Advisory and Other Fees, Net. Base Management Fees increased $43.8 million primarily due to (a) the commencement of Strategic Partners GP Solutions and Strategic Partners IX’s investment periods in the second and fourth quarter of 2021, respectively, and
(b) Fee-Earning
Assets Under Management Growth in BIP, partially offset by (c) the end of BXG’s fee holiday during the first quarter of 2021. Transaction, Advisory and Other Fees, Net decreased $30.0 million primarily due to deal activity in BXCM.
The annualized Base Management Fee Rate decreased from 1.16% at March 31, 2021 to 1.06% at March 31, 2022. The decrease was primarily due to BXG’s final closing in the first quarter of 2021 and a fee holiday for Tactical Opportunities’ fourth vintage in the first quarter of 2022.

Net Realizations
Net Realizations were $309.0 million for the three months ended March 31, 2022, an increase of $48.9 million, or 19%, compared to $260.0 million for the three months ended March 31, 2021. The increase in Net Realizations was primarily attributable to an increase of $194.4 million in Realized Performance Revenues, partially offset by an increase of $95.5 million in Realized Performance Compensation and a decrease of $50.0 million in Realized Principal Investment Income.
Realized Performance Revenues were $450.2 million for the three months ended March 31, 2022, an increase of $194.4 million, compared to $255.8 million for the three months ended March 31, 2021. The increase was primarily due to higher Realized Performance Revenues in corporate private equity and Strategic Partners, partially offset by lower Realized Performance Revenues in Tactical Opportunities.
Realized Performance Compensation was $206.7 million for the three months ended March 31, 2022, an increase of $95.5 million, compared to $111.2 million for the three months ended March 31, 2021. The increase was primarily due to the increase in Realized Performance Revenues.
Realized Principal Investment Income was $65.4 million for the three months ended March 31, 2022, a decrease of $50.0 million, compared to $115.4 million for the three months ended March 31, 2021. The decrease was primarily due to the segment’s allocation of the gain recognized in connection with the Pátria Sale Transaction in the first quarter of 2021. For additional information, see “— Consolidated Results of Operations — Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
— Revenues.”
Fund Returns
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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended				March 31, 2022
	March 31,				Inception to Date
	2022		2021		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP V	10%	9%	118%	54%	10%	8%	10%	8%
BCP VI	3%	3%	10%	9%	21%	17%	17%	13%
BCP VII	1%	-	13%	10%	44%	35%	27%	19%
BCP VIII	4%	3%	n/m	n/m	292%	125%	79%	45%
BEP I	24%	19%	32%	28%	18%	15%	15%	12%
BEP II	17%	16%	21%	21%	4%	2%	10%	7%
BEP III	10%	7%	28%	23%	165%	113%	94%	57%
BCP Asia I	-9%	-9%	17%	15%	150%	115%	82%	61%
BCEP I (b)	4%	4%	16%	15%	58%	52%	30%	26%
Tactical Opportunities	2%	2%	17%	14%	22%	18%	17%	13%
Tactical Opportunities Co-Investment and Other	1%	3%	13%	11%	20%	19%	22%	19%
BXG	-6%	-5%	n/m	n/m	n/m	n/m	34%	17%
Strategic Partners VI (c)	5%	5%	9%	8%	n/a	n/a	20%	15%
Strategic Partners VII (c)	4%	4%	12%	11%	n/a	n/a	27%	23%
Strategic Partners Real Assets II (c)	3%	2%	2%	2%	n/a	n/a	19%	15%
Strategic Partners VIII (c)	7%	5%	19%	15%	n/a	n/a	70%	57%
Strategic Partners Real Estate, SMA and Other (c)	11%	10%	6%	6%	n/a	n/a	22%	20%
Strategic Partners Infra III (c)	17%	6%	n/m	n/m	n/a	n/a	151%	67%
BIP	15%	12%	25%	19%	n/a	n/a	32%	25%
Clarus IV	-	-1%	12%	10%	30%	25%	25%	15%
BXLS V	-4%	-6%	n/m	n/m	n/a	n/a	16%	-2%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.
(b)	BCEP is a core private equity strategy which invests with a more modest risk profile and longer hold period than traditional private equity.
(c)
Realizations are treated as return of capital until fully recovered and therefore inception to date realized returns are not applicable. Returns are calculated from results that are reported on a three month lag from Strategic Partners’ fund financial statements and therefore do not include the impact of economic and market activities in the current quarter.

Funds With Closed Investment Periods
The corporate private equity funds within the Private Equity segment have nine funds with closed investment periods: BCP IV, BCP V, BCP VI, BCP VII, BCOM, BEP I, BEP II, BCEP I and BCP Asia I. As of March 31, 2022, BCP IV was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes, the BCP V “main fund” and

BCP V-AC
fund. Within these fund classes, the general partner is subject to equalization such that (a) the general partner accrues carried interest when the respective carried interest for either fund class is positive and (b) the general partner realizes carried interest so long as clawback obligations, if any, for either of the respective fund classes are fully satisfied. BCP V, BCP VI, BCP VII, BCOM, BEP I, BCEP I and BCP Asia I were above their respective carried interest thresholds. We are entitled to retain previously realized carried interest up to 20% of BCOM’s net gains. As a result, Performance Revenues are recognized from BCOM on current period gains and losses. BEP II was below its carried interest threshold.
Hedge Fund Solutions
The following table presents the results of operations for our Hedge Fund Solutions segment:

	Three Months Ended
	March 31,		2022 vs. 2021
	2022	2021	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$145,046	$150,533	$(5,487)	-4%
Transaction and Other Fees, Net	1,469	4,346	(2,877)	-66%
Management Fee Offsets	(69)	(58)	(11)	19%

Total Management Fees, Net	146,446	154,821	(8,375)	-5%
Fee Related Compensation	(47,235)	(38,850)	(8,385)	22%
Other Operating Expenses	(23,184)	(19,172)	(4,012)	21%

Fee Related Earnings	76,027	96,799	(20,772)	-21%

Realized Performance Revenues	28,913	31,573	(2,660)	-8%
Realized Performance Compensation	(9,000)	(6,908)	(2,092)	30%
Realized Principal Investment Income	14,901	35,550	(20,649)	-58%

Net Realizations	34,814	60,215	(25,401)	-42%

Segment Distributable Earnings	$110,841	$157,014	$(46,173)	-29%

n/m     Not meaningful.
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Segment Distributable Earnings were $110.8 million for the three months ended March 31, 2022, a decrease of $46.2 million, compared to $157.0 million for the three months ended March 31, 2021. The decrease in Segment Distributable Earnings was attributable to decreases of $20.8 million in Fee Related Earnings and $25.4 million in Net Realizations.
Segment Distributable Earnings in our Hedge Fund Solutions segment in the first quarter of 2022 were lower compared to the first quarter of 2021. This decrease was primarily driven by decreases in Fee Related Earnings and Net Realizations. Equity market volatility in the U.S. and globally, including as a result of the war between Russia and Ukraine, adversely impacted the performance of some of the underlying managers in our Hedge Fund Solutions segment despite positive performance across a variety of strategies. Nonetheless, our Hedge Fund Solutions segment has successfully navigated the current environment with significantly less volatility than the broader markets and in line with its capital preservation focus. Segment Distributable Earnings in the Hedge Fund Solutions segment would likely be negatively impacted by a significant or sustained weak market environment or decline in asset prices, including as a result of concerns over macroeconomic and geopolitical factors such as the war between Russia and Ukraine, or by withdrawal of assets by investors as a result of liquidity needs, performance or other reasons.

Despite volatility early in 2022, the equity market environment has in recent years generally been characterized by relatively low volatility, which could result in investors continuing to seek to reallocate capital away from traditional hedge fund strategies. Our Hedge Fund Solutions segment operates multiple business lines, manages strategies that are both long and short asset classes and generates a majority of its revenue through management fees. In that regard, the segment’s revenues depend in part on our ability to successfully grow such existing diverse business lines and strategies and to identify and scale new ones to meet evolving investor appetites. In recent years we have shifted the mix of our product offerings to include more products whose performance-based fees represent a more significant proportion of the fees earned from such products than has historically been the case. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “— A period of economic slowdown, which may be across one or more industries, sectors or geographies, has contributed and could in the future contribute to adverse operating performance for certain of our funds’ investments, which would adversely affect our operating results and cash flows” in our Annual Report on Form
10-K
for the year ended December 31, 2021.
Fee Related Earnings
Fee Related Earnings were $76.0 million for the three months ended March 31, 2022, a decrease of $20.8 million, compared to $96.8 million for the three months ended March 31, 2021. The decrease in Fee Related Earnings was primarily attributable to an increase of $8.4 million in Fee Related Compensation and a decrease of $8.4 million in Management Fees, Net.
Fee Related Compensation was $47.2 million for the three months ended March 31, 2022, an increase of $8.4 million, compared to $38.9 million for the three months ended March 31, 2021. The increase was primarily due to changes in compensation accruals.
Management Fees, Net were $146.4 million for the three months ended March 31, 2022, a decrease of $8.4 million, compared to $154.8 million for the three months ended March 31, 2021, primarily due to a decrease in Base Management Fees. Base Management Fees decreased $5.5 million primarily driven by a decrease in
Fee-Earning
Assets Under Management in customized solutions and commingled products.
Net Realizations
Net Realizations were $34.8 million for the three months ended March 31, 2022, a decrease of $25.4 million, compared to $60.2 million for the three months ended March 31, 2021. The decrease in Net Realizations was primarily attributable to a decrease of $20.6 million in Realized Principal Investment Income.
Realized Principal Investment Income was $14.9 million for the three months ended March 31, 2022, a decrease of $20.6 million, compared to $35.6 million for the three months ended March 31, 2021. The decrease was primarily due to the segment’s allocation of the gain recognized in connection with the Pátria Sale Transaction in the first quarter of 2021. For additional information, see “— Consolidated Results of Operations — Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
— Revenues.”
Composite Returns
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

The following table presents the return information of the BAAM Principal Solutions Composite:

	Three				Average Annual Returns (a)
	Months Ended				Periods Ended
	March 31,				March 31, 2022
	2022		2021		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Principal Solutions Composite (b)	1%	1%	2%	2%	7%	6%	7%	6%	6%	5%	7%	6%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
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

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance		Estimated % Above
	Eligible Assets Under		High Water Mark/
	Management		Benchmark (a)
	As of March 31,		As of March 31,
	2022	2021	2022	2021

	(Dollars in Thousands)
Hedge Fund Solutions Managed Funds (b)	$50,175,772	$49,017,154	77%	91%

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

(b)
For the Hedge Fund Solutions managed funds, at March 31, 2022, the incremental appreciation needed for the 23% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $502.4 million, an increase of $127.4 million, compared to $375.0 million at March 31, 2021. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks as of March 31, 2022, 75% were within 5% of reaching their respective High Water Mark.

Credit & Insurance
The following table presents the results of operations for our Credit & Insurance segment:

	Three Months Ended
	March 31,		2022 vs. 2021
	2022	2021	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$292,445	$161,911	$130,534	81%
Transaction and Other Fees, Net	9,397	5,568	3,829	69%
Management Fee Offsets	(1,619)	(2,125)	506	-24%

Total Management Fees, Net	300,223	165,354	134,869	82%
Fee Related Performance Revenues	67,196	13,776	53,420	388%
Fee Related Compensation	(127,344)	(77,171)	(50,173)	65%
Other Operating Expenses	(57,167)	(46,835)	(10,332)	22%

Fee Related Earnings	182,908	55,124	127,784	232%

Realized Performance Revenues	30,743	25,267	5,476	22%
Realized Performance Compensation	(13,386)	(10,045)	(3,341)	33%
Realized Principal Investment Income	22,781	46,383	(23,602)	-51%

Net Realizations	40,138	61,605	(21,467)	-35%

Segment Distributable Earnings	$223,046	$116,729	$106,317	91%

n/m     Not meaningful.
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Segment Distributable Earnings were $223.0 million for the three months ended March 31, 2022, an increase of $106.3 million, or 91%, compared to $116.7 million for the three months ended March 31, 2021. The increase in Segment Distributable Earnings was attributable to an increase of $127.8 million in Fee Related Earnings, partially offset by a decrease of $21.5 million in Net Realizations.
Segment Distributable Earnings in our Credit & Insurance segment in the first quarter of 2022 were higher compared to the first quarter of 2021, driven by an increase in Fee Related Earnings, partially offset by a decrease in Net Realizations. While public spreads widened amid market volatility and heightened uncertainty in early 2022, generally healthy economic activity and solid underlying company performance positively impacted returns in our private credit strategies.
In the U.S., while to date inflation has not been a material negative factor in our Credit & Insurance segment, certain investments in our Credit & Insurance segment would potentially be negatively impacted by a high rate of inflation if such companies are unable to mitigate margin pressures, especially if concurrent with an increase in their debt service costs. In addition, if expected significant interest rate increases in 2022 occur concurrently with a period of economic weakness or a slowdown in growth, capital deployment in our Credit & Insurance segment may be negatively impacted. Although rising interest rates have the potential to negatively impact the financial performance of certain borrowers, we believe our current debt portfolio is more insulated from increased interest rates because a substantial majority of the portfolio is floating rate and/or short duration. In the first quarter, we also benefitted from strong fundraising momentum in our perpetual capital strategies, which represent an increasing percentage of our Total Assets Under Management.

In energy, oil and gas prices increased meaningfully in the first quarter of 2022, in large part due to decreased supply as a result of the ongoing war between Russia and Ukraine and heightened global demand as the
COVID-19
pandemic recedes. This short-term trend has had a positive impact on our energy portfolio. However, increased scrutiny from regulators, investors and other market participants on the climate impact of oil and gas energy investments has weakened long-term market fundamentals for traditional energy. The persistence of these weakened market fundamentals could negatively impact the performance of certain investments in our credit funds, although our funds actively managed exposure to upstream energy through exits of certain investments in 2021. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business— Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “— A period of economic slowdown, which may be across one or more industries, sectors or geographies, has contributed and could in the future contribute to adverse operating performance for certain of our funds’ investments, which would adversely affect our operating results and cash flows.” in our Annual Report on Form
10-K
for the year ended December 31, 2021.
Fee Related Earnings
Fee Related Earnings were $182.9 million for the three months ended March 31, 2022, an increase of $127.8 million, or 232%, compared to $55.1 million for the three months ended March 31, 2021. The increase in Fee Related Earnings was primarily attributable to increases of $134.9 million in Management Fees, Net and $53.4 million in Fee Related Performance Revenues, partially offset by increases of $50.2 million in Fee Related Compensation and $10.3 million in Other Operating Expenses.
Management Fees, Net were $300.2 million for the three months ended March 31, 2022, an increase of $134.9 million, compared to $165.4 million for the three months ended March 31, 2021, primarily driven by an increase in Base Management Fees. Base Management Fees increased $130.5 million primarily due to an increase in capital deployed in our most recently launched credit vehicles,
Fee-Earning
Assets Under Management growth in BXSL, and inflows in BCRED and our liquid credit business.
Fee Related Performance Revenues were $67.2 million for the three months ended March 31, 2022, an increase of $53.4 million, compared to $13.8 million for the three months ended March 31, 2021. The increase was primarily due to performance and growth in assets in BXSL and the end of BCRED’s fee holiday in the third quarter of 2021.
Fee Related Compensation was $127.3 million for the three months ended March 31, 2022, an increase of $50.2 million, compared to $77.2 million for the three months ended March 31, 2021. The increase was primarily due to increases in Management Fees, Net and Fee Related Performance Revenues, on which a portion of Fee Related Compensation is based.
Other Operating Expenses were $57.2 million for the three months ended March 31, 2022, an increase of $10.3 million, compared to $46.8 million for the three months ended March 31, 2021. The increase was primarily due to technology related expenses and professional fees.
Net Realizations
Net Realizations were $40.1 million for the three months ended March 31, 2022, a decrease of $21.5 million, compared to $61.6 million for the three months ended March 31, 2021. The decrease in Net Realizations was primarily attributable to a decrease of $23.6 million in Realized Principal Investment Income.

Realized Principal Investment Income was $22.8 million for the three months ended March 31, 2022, a decrease of $23.6 million, compared to $46.4 million for the three months ended March 31, 2021. The decrease was primarily due to the segment’s allocation of the gain recognized in connection with the Pátria Sale Transaction in the first quarter of 2021. For additional information, see “— Consolidated Results of Operations — Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
— Revenues.”
Composite Returns
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
The following table presents the return information for the Private Credit and Liquid Credit composites:

	Three Months Ended March 31,				March 31, 2022
	2022		2021		Inception to Date
Composite (a)	Gross	Net	Gross	Net	Gross	Net
Private Credit (b)	2%	1%	7%	6%	12%	7%
Liquid Credit (b)	-1%	-1%	2%	2%	5%	4%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Allocations, net of tax advances.
(b)
Private Credit returns include mezzanine lending funds and middle market direct lending funds (including BXSL and BCRED), stressed/distressed strategies (including stressed/distressed funds and credit alpha strategies) and energy strategies. Liquid Credit returns include CLOs, closed-ended funds, open-ended funds and separately managed accounts. Only fee-earning
funds exceeding $100 million of fair value at the beginning of each respective quarter-end
are included. Funds in liquidation, funds investing primarily in investment grade corporate credit and asset-based finance are excluded. Blackstone Funds that were contributed to BXC as part of Blackstone’s acquisition of BXC in March 2008 and the pre-acquisition
date performance for funds and vehicles acquired by BXC subsequent to March 2008, are also excluded. Private Credit and Liquid Credit’s inception to date returns are from December 31, 2005.

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance Eligible Assets Under Management		Estimated % Above High Water Mark/ Hurdle (a)
	As of March 31,		As of March 31,
	2022	2021	2022	2021

	(Dollars in Thousands)
Credit & Insurance (b)	$71,336,513	$34,794,664	93%	66%

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

(b)
For the Credit & Insurance managed funds, at March 31, 2022, the incremental appreciation needed for the 7% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles to reach their respective High Water Marks/Hurdles was $1.8 billion, a decrease of $(811.6) million, compared to $2.6 billion at March 31, 2021. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles as of March 31, 2022, 30% were within 5% of reaching their respective High Water Mark.

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

The following table is a reconciliation of Net Income Attributable to Blackstone Inc. to Distributable Earnings, Total Segment Distributable Earnings, Fee Related Earnings and Adjusted EBITDA:

	Three Months Ended March 31,
	2022	2021

	(Dollars in Thousands)
Net Income Attributable to Blackstone Inc.	$1,216,874	$1,747,872
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	1,059,313	1,235,784
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	216,375	386,850
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	5,052	629

Net Income	2,497,614	3,371,135
Provision (Benefit) for Taxes	483,281	(447)

Net Income Before Provision (Benefit) for Taxes	2,980,895	3,370,688
Transaction-Related Charges (a)	25,333	27,888
Amortization of Intangibles (b)	17,044	17,124
Impact of Consolidation (c)	(221,427)	(387,479)
Unrealized Performance Revenues (d)	(1,293,050)	(2,464,497)
Unrealized Performance Allocations Compensation (e)	472,284	1,049,969
Unrealized Principal Investment Income (f)	(26,758)	(423,934)
Other Revenues (g)	(72,819)	(60,273)
Equity-Based Compensation (h)	201,545	144,272
Administrative Fee Adjustment (i)	2,485	2,708
Taxes and Related Payables (j)	(147,652)	(84,222)

Distributable Earnings	1,937,880	1,192,244
Taxes and Related Payables (j)	147,652	84,222
Net Interest and Dividend Loss (k)	12,117	12,928

Total Segment Distributable Earnings	2,097,649	1,289,394
Realized Performance Revenues (l)	(1,312,810)	(401,323)
Realized Performance Compensation (m)	519,120	150,924
Realized Principal Investment Income (n)	(157,095)	(298,156)

Fee Related Earnings	$1,146,864	$740,839

Adjusted EBITDA Reconciliation
Distributable Earnings	$1,937,880	$1,192,244
Interest Expense (o)	66,602	44,340
Taxes and Related Payables (j)	147,652	84,222
Depreciation and Amortization (p)	14,316	12,293

Adjusted EBITDA	$2,166,450	$1,333,099

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
non-controlling
interests.

(d)	This adjustment removes Unrealized Performance Allocations.
(e)	This adjustment removes Unrealized Performance Allocations Compensation.
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
non-controlling
interests.

	Three Months Ended March 31,
	2022	2021

	(Dollars in Thousands)
GAAP Unrealized Principal Investment Income	$73,961	$639,315
Segment Adjustment	(47,203)	(215,381)

Unrealized Principal Investment Income	$26,758	$423,934

(g)
This adjustment removes Other Revenues on a segment basis. The Segment Adjustment represents (1) the add back of Other Revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of certain Transaction-Related Charges.

	Three Months Ended March 31,
	2022	2021

	(Dollars in Thousands)
GAAP Other Revenue	$72,869	$60,304
Segment Adjustment	(50)	(31)

Other Revenues	$72,819	$60,273

(h)	This adjustment removes Equity-Based Compensation on a segment basis.
(i)
This adjustment adds an amount equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units. The administrative fee is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

(j)
Taxes represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income Before Provision (Benefit) for Taxes and adjusted to exclude the tax impact of any divestitures. Related Payables represent tax-related
payables including the amount payable under the Tax Receivable Agreement. See “— Key Financial Measures and Indicators — Distributable Earnings” for the full definition of Taxes and Related Payables.

	Three Months Ended March 31,
	2022	2021

	(Dollars in Thousands)
Taxes	$124,645	$69,609
Related Payables	23,007	14,613

Taxes and Related Payables	$147,652	$84,222

(k)
This adjustment removes Interest and Dividend Revenue less Interest Expense on a segment basis. The Segment Adjustment represents the removal of interest expense associated with the Tax Receivable Agreement.

	Three Months Ended March 31,
	2022	2021

	(Dollars in Thousands)
GAAP Interest and Dividend Revenue	$54,485	$31,412

GAAP Interest Expense	66,747	44,983
Segment Adjustment	(145)	(643)

Interest Expense	66,602	44,340

Net Interest and Dividend Loss	$(12,117)	$(12,928)

(l)	This adjustment removes the total segment amount of Realized Performance Revenues.
(m)	This adjustment removes the total segment amount of Realized Performance Compensation.
(n)	This adjustment removes the total segment amount of Realized Principal Investment Income.
(o)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(p)	This adjustment adds back Depreciation and Amortization on a segment basis.

The following tables are a reconciliation of Total GAAP Investments to Net Accrued Performance Revenues. Total GAAP Investments and Net Accrued Performance Revenues consist of the following:

	March 31,
	2022	2021

	(Dollars in Thousands)
Investments of Consolidated Blackstone Funds	$2,045,156	$1,459,804
Equity Method Investments
Partnership Investments	5,858,926	4,676,341
Accrued Performance Allocations	17,661,244	9,367,251
Corporate Treasury Investments	916,510	1,726,285
Other Investments	3,586,638	713,628

Total GAAP Investments	$30,068,474	$17,943,309

Accrued Performance Allocations - GAAP	$17,661,244	$9,367,251
Impact of Consolidation (a)	1	1
Due from Affiliates - GAAP (b)	112,194	56,274
Less: Net Realized Performance Revenues (c)	(743,772)	(269,426)
Less: Accrued Performance Compensation - GAAP (d)	(7,483,337)	(3,952,253)

Net Accrued Performance Revenues	$9,546,330	$5,201,847

(a)	This adjustment adds back investments in consolidated Blackstone Funds which have been eliminated in consolidation.
(b)	Represents GAAP accrued performance revenue recorded within Due from Affiliates.
(c)	Represents Performance Revenues realized but not yet distributed as of the reporting date and are included in Distributable Earnings in the period they are realized.
(d)	Represents GAAP accrued performance compensation associated with Accrued Performance Allocations and is recorded within Accrued Compensation and Benefits and Due to Affiliates.
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

Total Assets were $43.3 billion as of March 31, 2022, an increase of $2.1 billion, from December 31, 2021. The increase in Total Assets was principally due to an increase of $2.1 billion in total assets attributable to consolidated operating partnerships. The increase in total assets attributable to consolidated operating partnerships was primarily due to increases of $1.7 billion in Cash and Cash Equivalents and $1.4 billion in Investments, partially offset by a decrease of $665.4 million in Due from Affiliates. The increase in Cash and Cash Equivalents was primarily due to the issuance of $1.5 billion of notes on January 10, 2022. The increase in Investments was primarily due to appreciation in the value of Blackstone’s interests in its real estate investments. The decrease in Due from Affiliates was primarily due to a decrease in the receivable due from non-consolidated
entities and portfolio companies. The other net variances of the assets attributable to the consolidated operating partnerships were relatively unchanged.
Total Liabilities were $21.1 billion as of March 31, 2022, an increase of $1.6 billion, from December 31, 2021. The increase in Total Liabilities was principally due to an increase of $1.6 billion in total liabilities attributable to consolidated operating partnerships. The increase in total liabilities attributable to the consolidated operating partnerships was primarily due to increases of $1.2 billion in Loans Payable and $235.7 million in Accrued Compensation and Benefits. The increase in Loans Payable was primarily due to the issuance of $1.5 billion of notes on January 10, 2022. The increase in Accrued Compensation and Benefits was primarily due to an increase in performance compensation. The other net variances of the liabilities attributable to the consolidated operating partnerships were relatively unchanged.
We have multiple sources of liquidity to meet our capital needs as described in “— Sources and Uses of Liquidity.”
Sources and Uses of Liquidity
We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in our businesses, the proceeds from our issuances of senior notes, liquid investments we hold on our balance sheet and access to our $2.25 billion committed revolving credit facility. As of March 31, 2022, Blackstone had $3.9 billion in Cash and Cash Equivalents, $916.5 million invested in Corporate Treasury Investments and $3.6 billion in Other Investments (which included $1.1 billion of liquid investments), against $9.1 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.
On January 10, 2022, Blackstone issued $500 million aggregate principal amount of 2.550% senior notes due March 30, 2032 and $1.0 billion aggregate principal amount of 3.200% senior notes due January 30, 2052. For additional information on Blackstone’s senior notes see Note 12. “Borrowings” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing and “— Notable Transactions.”
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

We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses, which principally includes funding our general partner and co-investment
commitments to our funds, (b) provide capital for business expansion, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes, (g) repurchase shares of our common stock and Blackstone Holdings Partnership Units pursuant to our repurchase program and (h) pay dividends to our shareholders and distributions to the holders of Blackstone Holdings Partnership Units. For a tabular presentation of Blackstone’s contractual obligations and the expected timing of such see “— Contractual Obligations.”
Capital Commitments
Our own capital commitments to our funds, the funds we invest in and our investment strategies as of March 31, 2022 consisted of the following:

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner		Professionals (a)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment

	(Dollars in Thousands)
Real Estate
BREP VI	$750,000	$36,809	$150,000	$12,270
BREP VII	300,000	33,394	100,000	11,131
BREP VIII	300,000	42,743	100,000	14,248
BREP IX	300,000	132,894	100,000	44,298
BREP Europe III	100,000	11,989	35,000	3,996
BREP Europe IV	130,000	24,074	43,333	8,025
BREP Europe V	150,000	26,480	43,333	7,650
BREP Europe VI	130,000	74,740	43,333	24,913
BREP Asia I	50,000	10,141	16,667	3,380
BREP Asia II	70,707	19,771	23,569	6,590
BREP Asia III	74,185	74,185	24,728	24,728
BREDS II	50,000	623	16,667	208
BREDS III	50,000	13,499	16,667	4,500
BREDS IV	50,000	26,474	—	—
BPP	181,527	31,038	—	—
Other (b)	25,747	7,022	—	—

Total Real Estate	2,712,166	565,876	713,297	165,937

continued...

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner		Professionals (a)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment

	(Dollars in Thousands)
Private Equity
BCP V	$629,356	$30,642	$—	$—
BCP VI	719,718	82,829	250,000	28,771
BCP VII	500,000	42,579	225,000	19,161
BCP VIII	500,000	334,207	225,000	150,393
BEP I	50,000	4,728	—	—
BEP II	80,000	14,620	26,667	4,873
BEP III	80,000	58,553	26,667	19,518
BCEP I	120,000	27,202	18,992	4,305
BCEP II	160,000	132,048	32,640	26,938
BCP Asia I	40,000	13,132	13,333	4,377
BCP Asia II	100,000	100,000	33,333	33,333
Tactical Opportunities	450,487	206,993	150,162	68,998
Strategic Partners	918,542	547,467	148,447	89,043
BIP	244,605	87,355	—	—
BXLS	142,057	103,225	37,353	31,543
BXG	81,006	31,231	26,667	10,227
Other (b)	290,209	32,563	—	—

Total Private Equity	5,105,980	1,849,374	1,214,261	491,480

Hedge Fund Solutions
Strategic Alliance I	50,000	2,033	—	—
Strategic Alliance II	50,000	1,482	—	—
Strategic Alliance III	22,000	6,376	—	—
Strategic Alliance IV	15,000	15,000	—	—
Strategic Holdings I	154,610	33,378	—	—
Strategic Holdings II	50,000	30,992	—	—
Horizon	100,000	44,358	—	—
Other (b)	17,206	8,280	—	—

Total Hedge Fund Solutions	458,816	141,899	—	—

continued...

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner		Professionals (a)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment

	(Dollars in Thousands)
Credit & Insurance
Mezzanine / Opportunistic II	$120,000	$29,470	$110,101	$27,039
Mezzanine / Opportunistic III	130,783	40,489	31,546	9,766
Mezzanine / Opportunistic IV	122,000	104,316	33,640	28,764
European Senior Debt I	63,000	16,508	56,882	14,905
European Senior Debt II	92,714	61,700	25,262	16,812
Stressed / Distressed I	50,000	4,869	27,666	2,694
Stressed / Distressed II	125,000	51,695	119,878	49,576
Stressed / Distressed III	151,000	110,417	32,489	23,757
Energy I	80,000	37,630	75,445	35,487
Energy II	150,000	113,961	26,469	20,110
Credit Alpha Fund	52,102	19,752	50,670	19,209
Credit Alpha Fund II	25,500	14,119	6,289	3,482
Other (b)	146,792	52,512	20,262	3,911

Total Credit & Insurance	1,308,891	657,438	616,599	255,512

Other
Treasury (c)	356,530	231,386	—	—

	$9,942,383	$3,445,973	$2,544,157	$912,929

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
For a tabular presentation of the timing of Blackstone’s remaining capital commitments to our funds, the funds we invest in and our investment strategies see “— Contractual Obligations.”

Borrowings
As of March 31, 2022, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of Blackstone, had issued and outstanding the following senior notes (collectively the “Notes”):

Aggregate
Principal
Amount
(Dollars/Euros
Senior Notes (a)	in Thousands)
4.750%, Due 2/15/2023	$400,000
2.000%, Due 5/19/2025	€300,000
1.000%, Due 10/5/2026	€600,000
3.150%, Due 10/2/2027	$300,000
1.625%, Due 8/5/2028	$650,000
1.500%, Due 4/10/2029	€600,000
2.500%, Due 1/10/2030	$500,000
1.600%, Due 3/30/2031	$500,000
2.000%, Due 1/30/2032	$800,000
2.550%, Due 3/30/2032	$500,000
6.250%, Due 8/15/2042	$250,000
5.000%, Due 6/15/2044	$500,000
4.450%, Due 7/15/2045	$350,000
4.000%, Due 10/2/2047	$300,000
3.500%, Due 9/10/2049	$400,000
2.800%, Due 9/30/2050	$400,000
2.850%, Due 8/5/2051	$550,000
3.200%, Due 1/30/2052	$1,000,000

$9,060,050

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

For a tabular presentation of the payment timing of principal and interest due on Blackstone’s issued notes and revolving credit facility see “— Contractual Obligations.”
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of March 31, 2022 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

	April 1, 2022 to
Contractual Obligations	December 31, 2022	2023-2024	2025-2026	Thereafter	Total

	(Dollars in Thousands)
Operating Lease Obligations (a)	$100,676	$293,563	$301,531	$328,067	$1,023,837
Purchase Obligations	88,139	66,803	8,219	—	163,161
Blackstone Issued Notes and Revolving Credit Facility (b)	—	400,000	996,030	7,664,020	9,060,050
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	164,021	479,398	462,091	3,332,431	4,437,941
Blackstone Funds Capital Commitments to Investee Funds (d)	261,002	—	—	—	261,002
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (e)	—	155,432	212,705	1,172,971	1,541,108
Unrecognized Tax Benefits, Including Interest and Penalties (f)	—	—	—	—	—
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (g)	3,445,973	—	—	—	3,445,973

Consolidated Contractual Obligations	4,059,811	1,395,196	1,980,576	12,497,489	19,933,072
Blackstone Funds Capital Commitments to Investee Funds (d)	(261,002)	—	—	—	(261,002)

Blackstone Operating Entities Contractual Obligations	$3,798,809	$1,395,196	$1,980,576	$12,497,489	$19,672,070

(a)
We lease our primary office space and certain office equipment under agreements that expire through 2032. Occupancy lease agreements, in addition to contractual rent payments, generally include additional payments for certain costs incurred by the landlord, such as building expenses, and utilities. To the extent these are fixed or determinable they are included in the table above. The table above includes operating leases that are recognized as Operating Lease Liabilities, short-term leases that are not recorded as Operating Lease Liabilities and leases that have been signed but not yet commenced which are not recorded as Operating Lease Liabilities. The amounts in this table are presented net of contractual sublease commitments and tenant improvement allowances.

(b)
Represents the principal amount due on the senior notes we issued assuming no pre-payments
are made and the notes are held until their final maturity. As of March 31, 2022, we had no outstanding borrowings under our revolver.

(c)
Represents interest to be paid over the maturity of our senior notes which has been calculated assuming no pre-payments
are made and debt is held until its final maturity date. These amounts include commitment fees for unutilized borrowings under our revolver.

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
non-controlling
interest holders.

(f)
As of March 31, 2022, there were no Unrecognized Tax Benefits, Including Interest and Penalties. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $95.5 million and interest of $27.8 million, therefore, such amounts are not included in the above contractual obligations table.

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
Indemnifications
In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the above contractual obligations table or recorded in our Condensed Consolidated Financial Statements as of March 31, 2022.
Clawback Obligations
Performance Allocations are subject to clawback to the extent that the Performance Allocations received to date with respect to a fund exceeds the amount due to Blackstone based on cumulative results of that fund. The amounts and nature of Blackstone’s clawback obligations are described in Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

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
During the three months ended March 31, 2022, no shares of common stock were repurchased. As of March 31, 2022, the amount remaining available for repurchases under the program was $1.5 billion.
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
Because the publicly traded entity and/or its wholly owned subsidiaries must pay taxes and make payments under the tax receivable agreements, the amounts ultimately paid as dividends by Blackstone to common shareholders in respect of each fiscal year are generally expected to be less, on a per share or per unit basis, than the amounts distributed by the Blackstone Holdings Partnerships to the Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships in respect of their Blackstone Holdings Partnership Units. Following Blackstone’s conversion from a limited partnership to a corporation, we expect to pay more corporate income taxes than we would have as a limited partnership, which will increase this difference between the per share dividend and per unit distribution amounts.
Dividends are treated as qualified dividends to the extent of Blackstone’s current and accumulated earnings and profits, with any excess dividends treated as a return of capital to the extent of the shareholder’s basis.

The following graph shows fiscal quarterly and annual per common shareholder dividends for 2022 and 2021. Dividends are declared and paid in the quarter subsequent to the quarter in which they are earned.

With respect to the first quarter of fiscal year 2022, we paid to shareholders of our common stock a dividend of $1.32 per share. With respect to fiscal year 2021, we paid shareholders aggregate dividends of $4.06 per share.
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

The following table presents information regarding these financial instruments in our Condensed Consolidated Statements of Financial Condition:

		Securities
	Repurchase	Sold, Not Yet
	Agreements	Purchased

	(Dollars in Millions)
Balance, March 31, 2022	$77.3	$27.3
Balance, December 31, 2021	$58.0	$27.8
Three Months Ended March 31, 2022
Average Daily Balance	$71.8	$27.6
Maximum Daily Balance	$130.2	$27.8
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

Revenue Recognition
For a description of our accounting policy on revenue recognition, see Note 2. “Summary of Significant Accounting Policies — Revenue Recognition” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements.” For an additional description of the nature of our revenue arrangements, including how management fees, Incentive Fees, and Performance Allocations are generated, please refer to “Part I. Item 1. Business — Fee Structure/Incentive Arrangements” in our Annual Report on
Form 10-K
for the year ended December 31, 2021. The following discussion is intended to provide supplemental information about how the application of revenue recognition principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.
Management and Advisory Fees, Net
— Blackstone earns base management fees from its customers at a fixed percentage of a calculation base which is typically assets under management, net asset value, gross asset value, total assets, committed capital or invested capital. The range of management fee rates and the calculation base from which they are earned, generally, are as follows:
On private equity, real estate, and certain of our hedge fund solutions and credit-focused funds:

•	0.25% to 1.75% of committed capital or invested capital during the investment period,

•	0.25% to 1.50% of invested capital, committed capital or investment fair value subsequent to the investment period for private equity and real estate funds, and

•	1.00% to 1.50% of invested capital or net asset value subsequent to the investment period for certain of our hedge fund solutions and credit-focused funds.
On real estate and credit-focused funds structured like hedge funds:

•	0.50% to 1.00% of net asset value.
On credit separately managed accounts:

•	0.20% to 1.35% of net asset value or total assets.
On real estate separately managed accounts:

•	0.65% to 2.00% of invested capital, net operating income or net asset value.

On Insurance separately managed accounts and investment vehicles:

•	0.25% to 1.00% of net asset value.
On funds of hedge funds, certain hedge funds and separately managed accounts invested in hedge funds:

•	0.20% to 1.50% of net asset value.
On CLO vehicles:

•	0.20% to 0.50% of the aggregate par amount of collateral assets, including principal cash.
On credit-focused registered and
non-registered
investment companies:

•	0.25% to 1.25% of total assets or net asset value.
The investment adviser of BXMT receives annual management fees based on 1.50% of BXMT’s net proceeds received from equity offerings and accumulated “distributable earnings” (which is generally equal to its GAAP net income excluding certain non-cash
and other items), subject to certain adjustments. The investment adviser of BREIT and BEPIF receive a management fee of 1.25% per annum of net asset value, payable monthly.
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
Income Tax
For a description of our accounting policy on taxes and additional information on taxes see Note 2. “Summary of Significant Accounting Policies” in “Part II. Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form
10-K
for the year ended December 31, 2021. For additional information on taxes see Note 13. “Income Taxes” in the “Notes to Condensed Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing and Note 15. “Income Taxes” in “Part II. Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form
10-K
for the year ended December 31, 2021.
Our provision for income taxes is composed of current and deferred taxes. Current income taxes approximate taxes to be paid or refunded for the current period. Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the applicable enacted tax rates and laws that will be in effect when such differences are expected to reverse. Blackstone’s conversion from a limited partnership to a corporation resulted in a step-up
in the tax basis of certain assets that will be recovered as those assets are sold or the basis is amortized.

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
Recent Accounting Developments
Information regarding recent accounting developments and their impact on Blackstone, if any, can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
Interbank Offered Rates Transition
Certain jurisdictions are currently reforming or phasing out their benchmark interest rates, most notably the London Interbank Offered Rates (“LIBOR”) across multiple currencies. Many such reforms and phase outs became effective at the end calendar year 2021 with select U.S. dollar LIBOR tenors persisting through June 2023. Blackstone has taken steps to prepare for and mitigate the impact of changing base rates and continues to evaluate the impact of prospective changes on existing transactions and contractual arrangements and manage transition efforts. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Interest rates on our and our portfolio companies’ outstanding financial instruments might be subject to change based on regulatory developments, which could adversely affect our revenue, expenses and the value of those financial instruments.” in our Annual Report on Form
10-K
for the year ended December 31, 2021.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Our predominant exposure to market risk is related to our role as general partner or investment adviser to the Blackstone Funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, performance revenues and investment income.
Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value (“NAV”) or gross asset value (“GAV”) of a Blackstone Fund, vehicle or separately managed account, as described in our Condensed Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV, GAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the fair value of our investments in the related funds. The proportion of our management fees that are based on NAV or GAV is dependent on the number and types of Blackstone Funds, vehicles, or separately managed accounts in existence and the current stage of each fund’s life cycle. For the three months ended March 31, 2022, the percentage of our fund management fees based on the NAV or GAV of the applicable funds, vehicles or separately managed accounts was 49%. Based on the fair value as of March 31, 2022, we estimate that a 10% decline in the fair value of investments would result in a decline of $293.3 million in Management and Advisory Fees on an annualized basis.

There were no other material changes in our market risks as of March 31, 2022 as compared to December 31, 2021. For additional information, refer to our Annual Report on Form
10-K
for the year ended December 31, 2021.
Item 4.   Controls and Procedures
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
Part II.    Other Information
Item 1.   Legal Proceedings
We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. See “Part I. Item 1A. Risk Factors” in our Annual Report on
Form 10-K
for the year ended December 31, 2021. We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our condensed consolidated financial statements. However, given the inherent unpredictability of these types of proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could have a material effect on Blackstone’s financial results in any particular period. See “Part I. Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 17. Commitments and Contingencies — Contingencies — Litigation.”
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on
Form 10-K
for the year ended December 31, 2021 and in our subsequently filed periodic reports as such factors may be updated from time to time, all of which are accessible on the Securities and Exchange Commission’s website at www.sec.gov.

See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment” in this report for a discussion of the conditions in the financial markets and economic conditions affecting our businesses. This discussion updates, and should be read together with, the risk factor entitled “Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.” in our Annual Report on
Form 10-K
for the year ended December 31, 2021.
The risks described in our Annual Report on
Form 10-K
and in our subsequently filed periodic reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
On December 7, 2021, Blackstone’s board of directors authorized the repurchase of up to $2.0 billion of common stock and Blackstone Holdings Partnership Units. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2022, no shares of common stock were repurchased. As of March 31, 2022, the amount remaining available for repurchases under the program was $1.5 billion. See “Part I. Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 14. Earnings Per Share and Stockholders’ Equity — Share Repurchase Program” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Share Repurchase Program” for further information regarding this repurchase program.
As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with
Rule 10b5-1
under the Exchange Act, and similar plans and arrangements relating to our common stock and Blackstone Holdings Partnership Units.
Item 3.   Defaults Upon Senior Securities
Not applicable.
Item 4.   Mine Safety Disclosures
Not applicable.
Item 5.   Other Information
In connection with the previously disclosed retirement of Hamilton E. James on January 31, 2022 (the “Effective Date”), Blackstone and Mr. James entered into a withdrawal agreement dated as of May 3, 2022, pursuant to which Mr. James and Blackstone clarified certain agreements and understandings regarding his retirement from his positions as a director and Executive Vice Chairman of Blackstone as of the Effective Date.
Under the terms of the withdrawal agreement, Mr. James agreed to enter into a general release of claims in favor of Blackstone and its related parties and affirmed his non-competition,
non-solicitation,
non-disparagement
and confidentiality covenants contained in his
Non-Competition
and
Non-Solicitation
Agreement subject to certain limited exceptions and clarifications. Payments and benefits provided under the withdrawal agreement are generally subject to Mr. James’ timely execution and non-revocation
of the release and compliance with these restrictive covenants.

The withdrawal agreement provides that Mr. James will receive certain transitional period benefits and services generally for up to six months following his resignation, which include, among other items, technology and operational support, as mutually agreed with Blackstone.
In addition, the withdrawal agreement specifies that Mr. James’ Blackstone Holdings Partnership Units and shares of common stock in Blackstone will not continue to vest following the Effective Date. Mr. James is vested in and will retain (a) any carried interest awards that relate to portfolio company investments that closed prior to the Effective Date, (b) any carried interest awards that relate to the tranches of certain “life of fund” investments covering periods that commenced prior to the Effective Date and (c) any allocations of incentive fees that crystalized prior to the Effective Date. Per the withdrawal agreement, Mr. James will also be eligible to participate in an annual side-by-side
election program to invest up to a specified cap per each election period in 2022 and 2023 across all funds with respect to which an investment opportunity is offered generally to senior managing directors during such election periods. Mr. James’ investments will be subject to certain fees as further described in the withdrawal agreement.
The foregoing summary of the withdrawal is qualified in its entirety by reference to the full text of the withdrawal agreement, which is filed herewith as Exhibit 10.2.
Item 6.     Exhibits

Exhibit Number	Exhibit Description

4.1	Twentieth Supplemental Indenture dated as of January 10, 2022 among Blackstone Holdings Finance Co. L.L.C., Blackstone Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2022).

4.2	Form of 2.550% Senior Note due 2032 (included in Exhibit 4.1 hereto).

4.3	Twenty-First Supplemental Indenture dated as of January 10, 2022 among Blackstone Holdings Finance Co. L.L.C., Blackstone Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current report on Form 8-K filed with the SEC on January 10, 2022).

4.4	Form of 3.200% Senior Note due 2052 (included in Exhibit 4.3 hereto).

10.1*	Form of Amended & Restated Aircraft Dry Lease Agreement (N113CS) between 113CS LLC and Blackstone Administrative Services Partnership L.P.

10.2*+	Withdrawal Agreement between Blackstone Holdings I L.P. and Hamilton E. James dated May 3, 2022.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
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
Date: May 5, 2022

Blackstone Inc.

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and
Authorized Signatory)