Form 10-Q
period 2022-06-30
Blackstone Inc.
filed 2022-08-05
CIK 1393818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
of the Exchange Act). Yes
☐
No
☒
As of July 29, 2022, there were 701,673,387 shares of common stock of the registrant outstanding.

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
This report does not constitute an offer of any Blackstone Fund.

Part I. Financial Information

Item 1.	Financial Statements
Blackstone Inc.
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share Data)

	June 30,	December 31,
	2022	2021
Assets
Cash and Cash Equivalents	$4,183,380	$2,119,738
Cash Held by Blackstone Funds and Other	129,276	79,994
Investments (including assets pledged of $152,529 and $63,044 at June 30, 2022 and December 31, 2021, respectively)	27,323,758	28,665,043
Accounts Receivable	774,137	636,616
Due from Affiliates	3,891,958	4,656,867
Intangible Assets, Net	246,988	284,384
Goodwill	1,890,202	1,890,202
Other Assets	658,298	492,936
Right-of-Use Assets	886,911	788,991
Deferred Tax Assets	1,646,400	1,581,637

Total Assets	$41,631,308	$41,196,408

Liabilities and Equity
Loans Payable	$9,365,274	$7,748,163
Due to Affiliates	2,001,391	1,906,098
Accrued Compensation and Benefits	6,765,492	7,905,070
Securities Sold, Not Yet Purchased	27,029	27,849
Repurchase Agreements	152,529	57,980
Operating Lease Liabilities	993,875	908,033
Accounts Payable, Accrued Expenses and Other Liabilities	991,620	937,169

Total Liabilities	20,297,210	19,490,362

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	1,275,491	68,028

Equity
Stockholders’ Equity of Blackstone Inc.
Common Stock, $0.00001 par value, 90 billion shares authorized, (706,476,877 shares issued and outstanding as of June 30, 2022; 704,339,774 shares issued and outstanding as of December 31, 2021)	7	7
Series I Preferred Stock, $0.00001 par value, 999,999,000 shares authorized, (1 share issued and outstanding as of June 30, 2022 and December 31, 2021)	—	—
Series II Preferred Stock, $0.00001 par value, 1,000 shares authorized, (1 share issued and outstanding as of June 30, 2022 and December 31, 2021)	—	—
Additional Paid-in-Capital	5,870,285	5,794,727
Retained Earnings	2,803,100	3,647,785
Accumulated Other Comprehensive Loss	(42,225)	(19,626)

Total Stockholders’ Equity of Blackstone Inc.	8,631,167	9,422,893
Non-Controlling Interests in Consolidated Entities	5,281,244	5,600,653
Non-Controlling Interests in Blackstone Holdings	6,146,196	6,614,472

Total Equity	20,058,607	21,638,018

Total Liabilities and Equity	$41,631,308	$41,196,408

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

	June 30,	December 31,
	2022	2021
Assets
Cash Held by Blackstone Funds and Other	$129,276	$79,994
Investments	3,764,850	2,018,829
Accounts Receivable	89,725	64,680
Due from Affiliates	16,026	13,748
Other Assets	273	251

Total Assets	$4,000,150	$2,177,502

Liabilities
Loans Payable	$—	$101
Due to Affiliates	84,116	95,204
Securities Sold, Not Yet Purchased	23,063	23,557
Repurchase Agreements	—	15,980
Accounts Payable, Accrued Expenses and Other Liabilities	22,356	10,420

Total Liabilities	$129,535	$145,262

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Management and Advisory Fees, Net	$1,561,187	$1,212,549	$3,037,123	$2,390,364

Incentive Fees	99,598	33,207	204,087	69,331

Investment Income (Loss)
Performance Allocations
Realized	2,453,769	808,620	4,220,155	1,342,987
Unrealized	(3,467,668)	2,697,170	(2,174,618)	5,161,667
Principal Investments
Realized	265,161	152,060	550,265	507,098
Unrealized	(500,490)	328,835	(426,529)	968,150

Total Investment Income (Loss)	(1,249,228)	3,986,685	2,169,273	7,979,902

Interest and Dividend Revenue	62,075	31,017	116,560	62,429
Other	155,588	27,896	228,457	88,200

Total Revenues	629,220	5,291,354	5,755,500	10,590,226

Expenses
Compensation and Benefits
Compensation	686,012	507,104	1,342,517	1,049,742
Incentive Fee Compensation	45,363	14,431	86,382	27,756
Performance Allocations Compensation
Realized	1,035,916	347,423	1,753,517	560,450
Unrealized	(1,386,543)	1,150,219	(914,259)	2,200,188

Total Compensation and Benefits	380,748	2,019,177	2,268,157	3,838,136
General, Administrative and Other	289,288	205,057	529,962	390,179
Interest Expense	69,642	44,322	136,389	89,305
Fund Expenses	4,435	3,774	6,627	6,157

Total Expenses	744,113	2,272,330	2,941,135	4,323,777

Other Income (Loss)
Change in Tax Receivable Agreement Liability	(13)	(392)	748	2,518
Net Gains (Losses) from Fund Investment Activities	(104,326)	127,116	(53,450)	247,469

Total Other Income (Loss)	(104,339)	126,724	(52,702)	249,987

Income (Loss) Before Provision for Taxes	(219,232)	3,145,748	2,761,663	6,516,436
Provision for Taxes	36,514	288,250	519,795	287,803

Net Income (Loss)	(255,746)	2,857,498	2,241,868	6,228,633
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	25,875	637	30,927	1,266
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	(216,707)	431,516	(332)	818,366
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	(35,521)	1,116,193	1,023,792	2,351,977

Net Income (Loss) Attributable to Blackstone Inc.	$(29,393)	$1,309,152	$1,187,481	$3,057,024

Net Income (Loss) Per Share of Common Stock
Basic	$(0.04)	$1.82	$1.61	$4.27

Diluted	$(0.04)	$1.82	$1.61	$4.27

Weighted-Average Shares of Common Stock Outstanding
Basic	707,382,293	721,141,954	738,752,489	715,121,029

Diluted	707,382,293	721,265,180	739,140,862	715,622,208

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Income (Loss)	$(255,746)	$2,857,498	$2,241,868	$6,228,633
Other Comprehensive Income (Loss), Currency Translation Adjustment	(60,067)	2,124	(69,466)	10,055

Comprehensive Income (Loss)	(315,813)	2,859,622	2,172,402	6,238,688

Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(6,855)	637	(1,803)	1,266
Comprehensive Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	(216,707)	431,516	(332)	818,366
Comprehensive Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	(46,387)	1,117,108	1,009,655	2,356,446

Comprehensive Income (Loss) Attributable to Non-Controlling Interests	(269,949)	1,549,261	1,007,520	3,176,078

Comprehensive Income (Loss) Attributable to Blackstone Inc.	$(45,864)	$1,310,361	$1,164,882	$3,062,610

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
			Additional	Retained	hensive	Total	Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income	Stockholders’	Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Equity	Entities	Holdings	Equity	Entities
Balance at March 31, 2022	707,180,830	$7	$5,879,796	$3,805,918	$(25,754)	$9,659,967	$5,747,698	$6,791,932	$22,199,597	$41,430
Transfer In Due to Consolidation of Fund Entities	—	—	—	—	—	—	—	—	—	1,146,410
Net Income (Loss)	—	—	—	(29,393)	—	(29,393)	(216,707)	(35,521)	(281,621)	25,875
Currency Translation Adjustment	—	—	—	—	(16,471)	(16,471)	—	(10,866)	(27,337)	(32,730)
Capital Contributions	—	—	—	—	—	—	260,428	2,477	262,905	105,467
Capital Distributions	—	—	—	(973,425)	—	(973,425)	(510,253)	(692,719)	(2,176,397)	(10,961)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	78	—	78	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	4,257	—	—	4,257	—	—	4,257	—
Equity-Based Compensation	—	—	168,354	—	—	168,354	—	111,409	279,763	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	372,867	—	(7,312)	—	—	(7,312)	—	—	(7,312)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(1,850,000)	—	(195,326)	—	—	(195,326)	—	—	(195,326)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	9,247	—	—	9,247	—	(9,247)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	773,180	—	11,269	—	—	11,269	—	(11,269)	—	—

Balance at June 30, 2022	706,476,877	$7	$5,870,285	$2,803,100	$(42,225)	$8,631,167	$5,281,244	$6,146,196	$20,058,607	$1,275,491

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

continued...
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
			Additional	Retained	hensive	Total	Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income	Stockholders’	Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Equity	Entities	Holdings	Equity	Entities
Balance at March 31, 2021	690,569,563	$7	$6,446,829	$1,408,768	$(11,454)	$7,844,150	$4,390,594	$4,524,898	$16,759,642	$65,546
Net Income	—	—	—	1,309,152	—	1,309,152	431,516	1,116,193	2,856,861	637
Currency Translation Adjustment	—	—	—	—	1,209	1,209	—	915	2,124	—
Capital Contributions	—	—	—	—	—	—	204,933	2,551	207,484	—
Capital Distributions	—	—	—	(584,126)	—	(584,126)	(166,518)	(441,687)	(1,192,331)	(615)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	(83)	—	(83)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	9,535	—	—	9,535	—	—	9,535	—
Equity-Based Compensation	—	—	77,083	—	—	77,083	—	55,046	132,129	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	273,659	—	(4,860)	—	—	(4,860)	—	—	(4,860)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(3,174,598)	—	(289,055)	—	—	(289,055)	—	—	(289,055)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	11,322	—	—	11,322	—	(11,322)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	3,424,839	—	31,746	—	—	31,746	—	(31,746)	—	—

Balance at June 30, 2021	691,093,463	$7	$6,282,600	$2,133,794	$(10,245)	$8,406,156	$4,860,442	$5,214,848	$18,481,446	$65,568

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

continued...
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
			Additional	Retained	hensive	Total	Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income	Stockholders’	Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Equity	Entities	Holdings	Equity	Entities
Balance at December 31, 2021	704,339,774	$7	$5,794,727	$3,647,785	$(19,626)	$9,422,893	$5,600,653	$6,614,472	$21,638,018	$68,028
Transfer In Due to Consolidation of Fund Entities	—	—	—	—	—	—	—	—	—	1,146,410
Net Income (Loss)	—	—	—	1,187,481	—	1,187,481	(332)	1,023,792	2,210,941	30,927
Currency Translation Adjustment	—	—	—	—	(22,599)	(22,599)	—	(14,137)	(36,736)	(32,730)
Capital Contributions	—	—	—	—	—	—	452,766	4,963	457,729	105,467
Capital Distributions	—	—	—	(2,032,166)	—	(2,032,166)	(763,099)	(1,594,508)	(4,389,773)	(42,611)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	(8,744)	—	(8,744)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	7,529	—	—	7,529	—	—	7,529	—
Equity-Based Compensation	—	—	249,255	—	—	249,255	—	165,087	414,342	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	2,265,039	—	(39,373)	—	—	(39,373)	—	—	(39,373)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(1,850,000)	—	(195,326)	—	—	(195,326)	—	—	(195,326)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	28,766	—	—	28,766	—	(28,766)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	1,722,064	—	24,707	—	—	24,707	—	(24,707)	—	—

Balance at June 30, 2022	706,476,877	$7	$5,870,285	$2,803,100	$(42,225)	$8,631,167	$5,281,244	$6,146,196	$20,058,607	$1,275,491

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

continued...
See notes to condensed consolidated financial statements.

1
2

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
			Additional	Retained	hensive	Total	Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income	Stockholders’	Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Equity	Entities	Holdings	Equity	Entities
Balance at December 31, 2020	683,875,544	$7	$6,332,105	$335,762	$(15,831)	$6,652,043	$4,042,157	$3,831,148	$14,525,348	$65,161
Net Income	—	—	—	3,057,024	—	3,057,024	818,366	2,351,977	6,227,367	1,266
Currency Translation Adjustment	—	—	—	—	5,586	5,586	—	4,469	10,055	—
Capital Contributions	—	—	—	—	—	—	412,230	5,259	417,489	—
Capital Distributions	—	—	—	(1,258,992)	—	(1,258,992)	(408,718)	(1,024,657)	(2,692,367)	(859)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	(3,593)	—	(3,593)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	19,714	—	—	19,714	—	—	19,714	—
Equity-Based Compensation	—	—	168,606	—	—	168,606	—	120,941	289,547	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	1,986,972	—	(23,059)	—	—	(23,059)	—	—	(23,059)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(3,174,598)	—	(289,055)	—	—	(289,055)	—	—	(289,055)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	3,877	—	—	3,877	—	(3,877)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	8,405,545	—	70,412	—	—	70,412	—	(70,412)	—	—

Balance at June 30, 2021	691,093,463	$7	$6,282,600	$2,133,794	$(10,245)	$8,406,156	$4,860,442	$5,214,848	$18,481,446	$65,568

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net Income	$2,241,868	$6,228,633
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Blackstone Funds Related
Net Realized Gains on Investments	(4,983,098)	(1,949,167)
Changes in Unrealized (Gains) Losses on Investments	612,064	(1,140,654)
Non-Cash Performance Allocations	2,174,618	(5,161,667)
Non-Cash Performance Allocations and Incentive Fee Compensation	923,083	2,780,561
Equity-Based Compensation Expense	429,868	305,422
Amortization of Intangibles	37,396	37,476
Other Non-Cash Amounts Included in Net Income	(517,979)	(153,350)
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Acquired with Consolidation of Fund Entities	31,791	—
Accounts Receivable	(118,151)	346,505
Due from Affiliates	844,394	109,163
Other Assets	(83,592)	(55,225)
Accrued Compensation and Benefits	(1,532,679)	(440,034)
Securities Sold, Not Yet Purchased	28	(14,925)
Accounts Payable, Accrued Expenses and Other Liabilities	(14,460)	13,373
Repurchase Agreements	94,549	(19,562)
Due to Affiliates	75,291	19,836
Investments Purchased	(2,361,680)	(2,718,024)
Cash Proceeds from Sale of Investments	6,784,881	5,007,907

Net Cash Provided by Operating Activities	4,638,192	3,196,268

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(101,396)	(34,811)

Net Cash Used in Investing Activities	(101,396)	(34,811)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(805,688)	(409,577)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	544,204	407,738
Payments Under Tax Receivable Agreement	(46,880)	(51,366)
Net Settlement of Vested Common Stock and Repurchase of Common Stock and Blackstone Holdings Partnership Units	(234,699)	(312,114)
Proceeds from Loans Payable	2,006,150	—

continued...
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2022	2021
Financing Activities (Continued)
Repayment and Repurchase of Loans Payable	$(250,101)	$—
Dividends/Distributions to Shareholders and Unitholders	(3,621,712)	(2,278,390)

Net Cash Used in Financing Activities	(2,408,726)	(2,643,709)

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other	(15,146)	(5,084)

Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other
Net Increase	2,112,924	512,664
Beginning of Period	2,199,732	2,064,456

End of Period	$4,312,656	$2,577,120

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$123,915	$102,524

Payments for Income Taxes	$499,136	$289,244

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$10,276	$6,076

Notes Issuance Costs	$18,423	$—

Transfer of Interests to Non-Controlling Interest Holders	$(8,744)	$(3,593)

Change in Blackstone Inc.’s Ownership Interest	$28,766	$3,877

Net Settlement of Vested Common Stock	$199,977	$124,386

Conversion of Blackstone Holdings Units to Common Stock	$24,707	$70,412

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(58,673)	$(167,433)

Due to Affiliates	$51,144	$147,719

Equity	$7,529	$19,714

The following table provides a reconciliation of Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other reported within the Condensed Consolidated Statements of Financial Condition:

	June 30,	December 31,
	2022	2021
Cash and Cash Equivalents	$4,183,380	$2,119,738
Cash Held by Blackstone Funds and Other	129,276	79,994

	$4,312,656	$2,199,732

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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Redeemable
Non-Controlling
Interests in Consolidated Entities
Investors in certain consolidated funds may be granted redemption rights that allow for quarterly or monthly redemption, as outlined in the relevant fund governing documents. Such redemption rights may include limitations on the amounts that may be redeemed in a given period, may only allow for redemption following the expiration of a specified period of time, or may be withdrawn subject to a redemption fee during the period when capital may not be withdrawn. As a result, amounts relating to third party interests in such consolidated funds are presented as Redeemable
Non-Controlling
Interests in Consolidated Entities within the Condensed Consolidated Statements of Financial Condition. When redeemable amounts become legally payable to investors, they are classified as a liability and included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition. For all consolidated funds in which redemption rights have not been granted, non-controlling
interests are presented within Equity in the Condensed Consolidated Statements of Financial Condition as
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
Dividends
Dividends are reflected in the condensed consolidated financial statements when declared.
3.    Intangible Assets
Intangible Assets, Net consists of the following:

	June 30,	December 31,
	2022	2021
Finite-Lived Intangible Assets/Contractual Rights	$1,745,376	$1,745,376
Accumulated Amortization	(1,498,388)	(1,460,992)

Intangible Assets, Net	$246,988	$284,384

Amortization expense associated with Blackstone’s intangible assets was $18.7 million and $37.4 million for the three and six month periods ended June 30, 2022, respectively, and $18.7 million and $37.5 million for the three and six month periods ended June 30, 2021, respectively.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Amortization
of Intangible Assets held at June 30, 2022 is expected to be $67.1 million, $38.1 million, $30.5 million, $30.5 million, and $30.4 million for each of the years ending December 31, 2022, 2023, 2024, 2025 and 2026, respectively. Blackstone’s Intangible Assets as of June 30, 2022 are expected to amortize over a weighted-average period of 7.2 years.
4.    Investments
Investments consist of the
following:

	June 30,	December 31,
	2022	2021

Investments of Consolidated Blackstone Funds	$3,764,850	$2,018,829
Equity Method Investments
Partnership Investments	5,446,688	5,635,212
Accrued Performance Allocations	13,544,855	17,096,873
Corporate Treasury Investments	810,672	658,066
Other Investments	3,756,693	3,256,063

	$27,323,758	$28,665,043

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled
$377.0 million and $375.8
million at June 30, 2022 and December 31, 2021, respectively.
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
Investments of Consolidated Blackstone Funds
The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Realized Gains	$94,181	$33,001	$111,869	$61,995
Net Change in Unrealized Gains (Losses)	(213,436)	88,489	(185,595)	172,956

Realized and Net Change in Unrealized Gains (Losses) from Consolidated Blackstone Funds	(119,255)	121,490	(73,726)	234,951
Interest and Dividend Revenue and Foreign Exchange Gains Attributable to Consolidated Blackstone Funds	14,929	5,626	20,276	12,518

Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities	$(104,326)	$127,116	$(53,450)	$247,469

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Equity Method Investments
Blackstone’s equity method investments include Partnership Investments, which represent the pro-rata
investments, and any associated Accrued Performance Allocations, in Blackstone Funds, excluding any equity method investments for which the fair value option has been elected. Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the six months ended June 30, 2022 and 2021, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.
Partnership Investments
Blackstone recognized net gains (losses) related to its Partnership Investments accounted for under the equity method of $(138.7) million and $423.3 million for the three months ended June 30, 2022 and 2021, respectively. Blackstone recognized net gains related to its equity method investments of $197.6 million and $1.1 billion for the six months ended June 30, 2022 and 2021, respectively.
Accrued Performance Allocations
Accrued Performance Allocations to Blackstone were as follows:

	Real	Private	Hedge Fund	Credit &
	Estate	Equity	Solutions	Insurance	Total
Accrued Performance Allocations, December 31, 2021	$8,471,754	$7,550,468	$456,405	$618,246	$17,096,873
Performance Allocations as a Result of Changes in Fund Fair Values	2,440,870	(353,970)	56,264	5,454	2,148,618
Foreign Exchange Loss	(97,153)	—	—	—	(97,153)
Impact of Consolidation	(10,393)	—	—	—	(10,393)
Fund Distributions	(4,591,348)	(815,886)	(58,754)	(127,102)	(5,593,090)

Accrued Performance Allocations, June 30, 2022	$6,213,730	$6,380,612	$453,915	$496,598	$13,544,855

Corporate Treasury Investments
The portion of corporate treasury investments included in Investments represents Blackstone’s investments into primarily fixed income securities, mutual fund interests, and other fund interests. These strategies are managed by a combination of Blackstone personnel and third party advisors. The following table presents the Realized and Net Change in Unrealized Gains (Losses) on these investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Realized Gains (Losses)	$(18,655)	$(1,049)	$(20,617)	$5,885
Net Change in Unrealized Gains (Losses)	(19,980)	29,523	(47,583)	39,452

	$(38,635)	$28,474	$(68,200)	$45,337

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Other Investments
Other Investments consist of equity method investments where Blackstone has elected the fair value option and other proprietary investment securities held by Blackstone, including equity securities carried at fair value, equity investments without readily determinable fair values, and subordinated notes in non-consolidated
CLO vehicles. Equity investments without a readily determinable fair value had a carrying value of $2.5 billion as of June 30, 2022, including the investment in Corebridge Financial, Inc., formerly known as American International Group, Inc.’s Life and Retirement business (“Corebridge”). In the period of acquisition and upon remeasurement in connection with an observable transaction, such investments are reported
at fair value. See Note 8. “Fair Value Measurements of Financial Instruments” for additional detail. The following table presents Blackstone’s Realized and Net Change in
Unrealized
Gains (Losses) in Other Investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Realized Gains	$15,992	$29,309	$117,341	$29,422
Net Change in Unrealized Gains (Losses)	(70,785)	1,065	(151,270)	285,567

	$(54,793)	$30,374	$(33,929)	$314,989

5.    Net Asset Value as Fair Value
A summary of fair value by strategy type and ability to redeem such investments as of June 30, 2022 is presented below:

		Redemption
		Frequency	Redemption
Strategy (a)	Fair Value	(if currently eligible)	Notice Period
Equity	$433,281	(b)	(b)
Real Estate	118,606	(c)	(c)
Credit Driven	25,778	(d)	(d)
Commodities	1,119	(e)	(e)
Diversified Instruments	17	(f)	(f)

	$578,801

(a)	As of June 30, 2022, Blackstone had no unfunded commitments.
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

(c)
The Real Estate category includes

investments in funds that primarily invest in real
estate
assets. Investments representing 100% of fair value of the investments in this category are redeemable as of the reporting date.

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

	June 30, 2022				December 31, 2021
	Assets		Liabilities		Assets		Liabilities
		Fair		Fair		Fair		Fair
	Notional	Value	Notional	Value	Notional	Value	Notional	Value
Freestanding Derivatives
Blackstone
Interest Rate Contracts	$690,840	$139,430	$614,600	$42,341	$609,132	$143,349	$692,442	$138,677
Foreign Currency Contracts	891,070	12,874	1,008,220	14,653	217,161	1,858	572,643	6,143
Credit Default Swaps	2,007	349	9,463	1,433	2,007	194	9,916	1,055

	1,583,917	152,653	1,632,283	58,427	828,300	145,401	1,275,001	145,875

Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	132,289	2,405	506	2	20,764	339	54,300	370
Interest Rate Contracts	596,327	26,577	—	—	—	—	14,000	764
Credit Default Swaps	3,401	585	6,814	1,173	3,401	321	22,865	799

	732,017	29,567	7,320	1,175	24,165	660	91,165	1,933

	$2,315,934	$182,220	$1,639,603	$59,602	$852,465	$146,061	$1,366,166	$147,808

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$1,379	$(348)	$5,278	$1,298
Foreign Currency Contracts	(8,767)	2,887	(4,775)	4,423
Credit Default Swaps	33	(8)	128	(990)
Total Return Swaps	—	(65)	—	(1,415)
Other	—	—	—	(40)

	(7,355)	2,466	631	3,276

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	72,721	39,484	107,677	45,185
Foreign Currency Contracts	6,766	(3,249)	(2,606)	(3,376)
Credit Default Swaps	(433)	—	(420)	842
Total Return Swaps	—	—	—	2,130
Other	—	—	—	(20)

	79,054	36,235	104,651	44,761

	$71,699	$38,701	$105,282	$48,037

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of June 30, 2022 and December 31, 2021, Blackstone had not designated any derivatives as fair value, cash flow or net investment hedges.
7.    Fair Value Option
The following table summarizes the financial instruments for which the fair value option has been elected:

	June 30,	December 31,
	2022	2021
Assets
Loans and Receivables	$534,105	$392,732
Equity and Preferred Securities	1,236,517	516,539
Debt Securities	155,105	183,877

	$1,925,727	$1,093,148

Liabilities
Corporate Treasury Commitments	$8,697	$636

The following tables present the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Three Months Ended June 30,
	2022		2021
		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized
	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains
Assets
Loans and Receivables	$(1,964)	$(6,805)	$(3,065)	$7,012
Equity and Preferred Securities	13,023	(19,774)	18,444	9,530
Debt Securities	(3,415)	(19,227)	1,303	1,923

	$7,644	$(45,806)	$16,682	$18,465

Liabilities
Corporate Treasury Commitments	$—	$(6,868)	$—	$7

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Six Months Ended June 30,
	2022		2021
		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized
	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Assets
Loans and Receivables	$(3,417)	$(5,359)	$(7,896)	$5,083
Equity and Preferred Securities	12,301	(12,938)	18,444	40,401
Debt Securities	(4,367)	(28,209)	9,970	(4,235)

	$4,517	$(46,506)	$20,518	$41,249

Liabilities
Corporate Treasury Commitments	$—	$(8,061)	$—	$(193)

The following table presents information for those financial instruments for which the fair value option was elected:

	June 30, 2022			December 31, 2021
		For Financial Assets			For Financial Assets
		Past Due			Past Due
	(Deficiency)		Excess	(Deficiency)		Excess
	of Fair Value	Fair	of Fair Value	of Fair Value	Fair	of Fair Value
	Over Principal	Value	Over Principal	Over Principal	Value	Over Principal
Loans and Receivables	$(8,906)	$—	$—	$(2,748)	$—	$—
Debt Securities	(58,938)	—	—	(29,475)	—	—

	$(67,844)	$—	$—	$(32,223)	$—	$—

As of June 30, 2022 and December 31, 2021, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual
status.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

8.    Fair Value Measurements of Financial Instruments
The following tables summarize the valuation of Blackstone’s financial assets and liabilities by the fair value hierarchy:

	June 30, 2022
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$1,425,552	$—	$—	$—	$1,425,552

Investments
Investments of Consolidated Blackstone Funds
Equity Securities, Partnerships and LLC Interests (a)	42,980	122,867	2,724,955	573,284	3,464,086
Debt Instruments	452	203,888	66,857	—	271,197
Freestanding Derivatives	—	29,567	—	—	29,567

Total Investments of Consolidated Blackstone Funds	43,432	356,322	2,791,812	573,284	3,764,850
Corporate Treasury Investments	296,608	508,042	6,022	—	810,672
Other Investments	313,295	927,460	53,649	5,517	1,299,921

Total Investments	653,335	1,791,824	2,851,483	578,801	5,875,443

Accounts Receivable - Loans and Receivables	—	—	534,105	—	534,105

Other Assets - Freestanding Derivatives	606	152,047	—	—	152,653

	$2,079,493	$1,943,871	$3,385,588	$578,801	$7,987,753

Liabilities
Securities Sold, Not Yet Purchased	$3,966	$23,063	$—	$—	$27,029

Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds - Freestanding Derivatives	—	1,175	—	—	1,175
Freestanding Derivatives	81	58,346	—	—	58,427
Corporate Treasury Commitments (b)	—	—	8,697	—	8,697

Total Accounts Payable, Accrued Expenses and Other Liabilities	81	59,521	8,697	—	68,299

	$4,047	$82,584	$8,697	$—	$95,328

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
(c)
Level III Other Investments includes Blackstone’s $2.2 billion equity interest in Corebridge and other investments that were remeasured as the result of an observable transaction. These fair value measurements are nonrecurring and are measured as of either the date of acquisition, which was November 2, 2021 for Corebridge, or as of the date of the observable transaction.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of June 30, 2022:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)	Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$2,724,955	Discounted Cash Flows	Discount Rate	4.1% - 40.0%	8.2%	Lower
			Exit Multiple - EBITDA	4.0x - 31.4x	14.9x	Higher
			Exit Capitalization Rate	2.8% - 17.3%	4.4%	Lower
Debt Instruments	66,857	Discounted Cash Flows	Discount Rate	6.5% - 19.3%	12.0%	Lower
		Third Party Pricing	n/a
		Transaction Price	n/a

Total Investments of Consolidated Blackstone Funds	2,791,812
Corporate Treasury Investments	6,022	Discounted Cash Flows	Discount Rate	14.5%	n/a	Lower
		Third Party Pricing	n/a
Loans and Receivables	534,105	Discounted Cash Flows	Discount Rate	6.8% - 11.3%	9.1%	Lower
Other Investments	53,649	Third Party Pricing	n/a
		Transaction Price	n/a

	$3,385,588

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
For the six months ended June 30, 2022, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.

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

	Level III Financial Assets at Fair Value Three Months Ended June 30,
	2022				2021
	Investments				Investments
	of	Loans	Other		of	Loans	Other
	Consolidated	and	Investments		Consolidated	and	Investments
	Funds	Receivables	(a)	Total	Funds	Receivables	(a)	Total
Balance, Beginning of Period	$1,208,252	$286,199	$43,214	$1,537,665	$885,228	$604,611	$41,160	$1,530,999
Transfer In Due to Consolidation and Acquisition	1,535,171	—	—	1,535,171	—	—	—	—
Transfer Into Level III (b)	4,692	—	907	5,599	1,266	—	—	1,266
Transfer Out of Level III (b)	(56,268)	—	—	(56,268)	(12,187)	—	—	(12,187)
Purchases	269,788	441,687	4,752	716,227	99,223	33,434	33,458	166,115
Sales	(103,118)	(186,532)	(2,748)	(292,398)	(79,993)	(408,488)	(1,014)	(489,495)
Issuances	—	14,125	—	14,125	—	12,594	—	12,594
Settlements	—	(17,165)	—	(17,165)	—	(28,155)	—	(28,155)
Changes in Gains (Losses) Included in Earnings	(66,705)	(4,209)	(7,522)	(78,436)	89,447	9,800	(129)	99,118

Balance, End of Period	$2,791,812	$534,105	$38,603	$3,364,520	$982,984	$223,796	$73,475	$1,280,255

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$(73,347)	$(8,097)	$(7,517)	$(88,961)	$68,862	$746	$(128)	$69,480

	Level III Financial Assets at Fair Value Six Months Ended June 30,
	2022				2021
	Investments				Investments
	of	Loans	Other		of	Loans	Other
	Consolidated	and	Investments		Consolidated	and	Investments
	Funds	Receivables	(a)	Total	Funds	Receivables	(a)	Total
Balance, Beginning of Period	$1,200,315	$392,732	$43,987	$1,637,034	$858,310	$581,079	$46,158	$1,485,547
Transfer In Due to Consolidation and Acquisition	1,535,171	—	—	1,535,171	—	—	—	—
Transfer Into Level III (b)	4,696	—	907	5,603	1,804	—	—	1,804
Transfer Out of Level III (b)	(110,176)	—	—	(110,176)	(88,841)	—	—	(88,841)
Purchases	327,810	444,784	7,498	780,092	186,080	356,763	33,459	576,302
Sales	(167,431)	(305,025)	(2,812)	(475,268)	(127,985)	(701,212)	(6,163)	(835,360)
Issuances	—	23,899	—	23,899	—	19,340	—	19,340
Settlements	—	(22,018)	—	(22,018)	—	(45,555)	—	(45,555)
Changes in Gains (Losses) Included in Earnings	1,427	(267)	(10,977)	(9,817)	153,616	13,381	21	167,018

Balance, End of Period	$2,791,812	$534,105	$38,603	$3,364,520	$982,984	$223,796	$73,475	$1,280,255

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$(20,852)	$(7,883)	$(10,971)	$(39,706)	$125,918	$(3,110)	$(71)	$122,737

(a)	Represents corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.

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
non-consolidated
VIEs were as follows:

	June 30,	December 31,
	2022	2021
Investments	$3,432,284	$3,337,757
Due from Affiliates	205,960	179,939
Potential Clawback Obligation	51,888	44,327

Maximum Exposure to Loss	$3,690,132	$3,562,023

Amounts Due to Non-Consolidated VIEs	$95	$105

10. Repurchase Agreements
At June 30, 2022 and December 31, 2021, Blackstone pledged securities with a carrying value of $152.5 million and $63.0 million, respectively, and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.
The following tables provide information regarding Blackstone’s Repurchase Agreements obligation by type of collateral pledged:

	June 30, 2022
	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to	30 - 90	than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Loans	$—	$—	$—	$152,529	$152,529

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$152,529

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

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

11. Offsetting of Assets and Liabilities
The following tables present the offsetting of assets and liabilities as of June 30, 2022 and December 31, 2021:

June 30, 2022
Gross and Net
	Amounts of	Gross Amounts Not Offset
	Assets Presented	in the Statement of
	in the Statement	Financial Condition
	of Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Received	Net Amount
Assets
Freestanding Derivatives	$181,875	$73,799	$103,923	$4,153

	June 30, 2022
	Gross and Net
	Amounts of
	Liabilities	Gross Amounts Not Offset
	Presented in the	in the Statement of
	Statement of	Financial Condition
	Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Pledged	Net Amount
Liabilities
Freestanding Derivatives	$59,602	$53,834	$2,239	$3,529
Repurchase Agreements	152,529	152,529	—	—

	$212,131	$206,363	$2,239	$3,529

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

Repurchase Agreements are presented separately in the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	June 30,	December 31,
	2022	2021
Furniture, Equipment and Leasehold Improvements, Net	$316,389	$244,608
Prepaid Expenses	183,518	92,359
Freestanding Derivatives	152,653	145,401
Other	5,738	10,568

	$658,298	$492,936

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Notional Pooling Arrangements
Blackstone has notional cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of June 30, 2022, the aggregate cash balance on deposit relating to the cash pooling arrangements wa
s $1.3 billion, which was offset and reported net of the accompanying overdraft of $1.3 billion.
12. Borrowings
On June 1, 2022, Blackstone
,
through its indirect subsidiary Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), issued
€
500 million aggregate principal amount of senior notes due June 1, 2034 (the “2034 Notes”). The 2034 Notes have an interest rate of 3.500% per annum accruing from June 1, 2022. Interest on the 2034 Notes is payable annually in arrears on June 1 of each year commencing on June 1, 2023.
All of Blackstone’s outstanding senior notes as of June 30, 2022 are unsecured and unsubordinated obligations of the Issuer that are fully and unconditionally guaranteed by Blackstone Inc. and its indirect subsidiaries, Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. (the “Guarantors”). The guarantees are unsecured and unsubordinated obligations of the Guarantors. Transaction costs related to senior note issuances have been capitalized and are amortized over the life of each respective note.
On June 3, 2022, Blackstone, through the Issuer, entered into an amended and restate
d $4.1 billion revolving credit facility with Citibank, N.A., as administrative agent, and the lenders party thereto. The amendment and restatement, among other things, increased the amount of available borrowings and extended the maturity date
from November 24, 2025 to June 3, 2027.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table presents the general characteristics of each of Blackstone’s notes as of June 30, 2022 and December 31, 2021, as well as their carrying value and fair value. The notes are included in Loans Payable within the Condensed Consolidated Statements of Financial Condition. Each of the notes were issued at a discount, accrue interest from the issue date thereof, and pay interest in arrears on a semi-annual basis or annual basis.

	June 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
Senior Notes	Value	Value (a)	Value	Value (a)
4.750%, Due 2/15/2023	$399,202	$399,760	$398,581	$415,880
2.000%, Due 5/19/2025	311,967	310,368	338,275	362,078
1.000%, Due 10/5/2026	624,380	582,051	675,867	700,892
3.150%, Due 10/2/2027	297,918	280,830	297,738	317,610
1.625%, Due 8/5/2028	643,987	547,105	643,251	629,265
1.500%, Due 4/10/2029	625,225	551,416	678,085	720,062
2.500%, Due 1/10/2030	492,130	432,050	491,662	507,350
1.600%, Due 3/30/2031	495,764	390,750	495,541	467,750
2.000%, Due 1/30/2032	787,491	636,321	786,690	767,920
2.550%, Due 3/30/2032	494,980	417,600	—	—
3.500%, Due 6/1/2034	512,158	494,373	—	—
6.250%, Due 8/15/2042	239,043	272,725	238,914	361,775
5.000%, Due 6/15/2044	489,573	487,800	489,446	648,500
4.450%, Due 7/15/2045	344,480	317,730	344,412	426,195
4.000%, Due 10/2/2047	290,831	253,170	290,730	347,370
3.500%, Due 9/10/2049	392,174	311,000	392,089	431,240
2.800%, Due 9/30/2050	393,888	271,960	393,818	382,880
2.850%, Due 8/5/2051	543,085	375,760	542,963	531,355
3.200%, Due 1/30/2052	986,998	722,800	—	—

	$9,365,274	$8,055,569	$7,498,062	$8,018,122

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
Scheduled principal payments for borrowings as of June 30, 2022 were as follows:

Total
Borrowings
2022	$—
2023	400,000
2024	—
2025	314,520
2026	629,040
Thereafter	8,153,240

$9,496,800

13. Income Taxes
Blackstone’s net deferred tax assets relate primarily to basis differences resulting from a step-up
in tax basis of certain assets at the time of its conversion to a corporation, as well as ongoing exchanges of units for common shares by founders and partners. As of June 30, 2022, Blackstone had no material valuation allowance recorded against deferred tax assets.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Blackstone is subject to examination by the U.S. Internal Revenue Service and other taxing authorities where Blackstone has significant business operations such as the United Kingdom, and various state and local jurisdictions such as New York State and New York City. The tax years under examination vary by jurisdiction. Blackstone does not expect the completion of these audits to have a material impact on its financial condition, but it may be material to operating results for a particular period, depending on the operating results for that period. Blackstone believes the liability established for unrecognized tax benefits is adequate in relation to the potential for additional assessments. It is reasonably possible that changes in the balance of unrecognized tax benefits may occur within the next 12 months; however, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits and the impact on Blackstone’s effective tax rate over the next 12 months.
As of June 30, 2022, the major jurisdictions and the earliest tax years that remain subject to examination are U.S. federal 2018, New York State 2015, New York City 2009, and the United Kingdom 2011.
14. Earnings Per Share and Stockholders’ Equity
Earnings Per Share
Basic and diluted net income per share of common stock for the three and six months ended June 30, 2022 and 2021 was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Income (Loss) for Per Share of Common Stock Calculations
Net Income (Loss) Attributable to Blackstone Inc., Basic and Diluted	$(29,393)	$1,309,152	$1,187,481	$3,057,024

Shares/Units Outstanding
Weighted-Average Shares of Common Stock Outstanding, Basic	707,382,293	721,141,954	738,752,489	715,121,029
Weighted-Average Shares of Unvested Deferred Restricted Common Stock	—	123,226	388,373	501,179

Weighted-Average Shares of Common Stock Outstanding, Diluted	707,382,293	721,265,180	739,140,862	715,622,208

Net Income (Loss) Per Share of Common Stock
Basic	$(0.04)	$1.82	$1.61	$4.27

Diluted	$(0.04)	$1.82	$1.61	$4.27

Dividends Declared Per Share of Common Stock (a)	$1.32	$0.82	$2.77	$1.78

(a)	Dividends declared reflects the calendar date of the declaration for each distribution.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the anti-dilutive securities for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Weighted-Average Shares of Unvested Deferred Restricted Common Stock	35,883,883	—	—	—
Weighted-Average Blackstone Holdings Partnership Units	466,817,529	488,569,471	467,303,495	490,857,143
Stockholders’ Equity
In connection with the share reclassification, effective February 26, 2021, the Certificate of Incorporation of Blackstone was amended and restated to: (a) rename the Class A common stock as “common stock,” which has the same rights and powers (including, without limitation, with respect to voting) that Blackstone’s Class A common stock formerly had, (b) reclassify the “Class B common stock” into a new “Series I preferred stock,” which has the same rights and powers that the Class B common stock formerly had, and (c) reclassify the Class C common stock into a new “Series II preferred stock,” which has the same rights and powers that the Class C common stock formerly had. In connection with such share reclassification, Blackstone authorized 10 billion shares of preferred stock with a par value of $0.00001, of which (a) 999,999,000 shares are designated as Series I preferred stock and (b) 1,000 shares are designated as Series II preferred stock. The remaining 9 billion shares may be designated from time to time in accordance with Blackstone’s certificate of incorporation. There was 1 share of Series I preferred stock and 1 share of Series II preferred stock issued and outstanding as of June 30, 2022.
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
During the three and six months ended June 30, 2022, Blackstone repurchased 1.9 million shares of common stock at a total cost of $195.3 million. During the three and six months ended June 30, 2021, Blackstone repurchased 3.2 million shares of common stock at a total cost of $289.1 million. As of June 30, 2022, the amount remaining available for repurchases under the program was $1.3 billion.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Shares Eligible for Dividends and Distributions
As of June 30, 2022, the total shares of common stock and Blackstone Holdings Partnership Units entitled to participate in dividends and distributions were as follows:

Shares/Units
Common Stock Outstanding	706,476,877
Unvested Participating Common Stock	35,710,961

Total Participating Common Stock	742,187,838
Participating Blackstone Holdings Partnership Units	466,568,377

1,208,756,215

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
For the three and six months ended June 30, 2022, Blackstone recorded compensation expense of $210.8 million and $429.9 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $12.2 million and $72.9 million, respectively. For the three and six months ended June 30, 2021, Blackstone recorded compensation expense of
$
141.6 million and $305.4 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $18.8 million and $40.7 million, respectively.
As of June 30, 2022, there was $2.1 billion of estimated unrecognized compensation expense related to unvested awards, including compensation with performance conditions where it is probable that the performance condition will be met. This cost is expected to be recognized over a weighted-average period of 3.4 years.
Total vested and unvested outstanding shares, including common stock, Blackstone Holdings Partnership Units and deferred restricted shares of common stock, were 1,208,883,091 as of June 30, 2022. Total outstanding phantom shares were 62,405 as of June 30, 2022.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

A summary of the status of Blackstone’s unvested equity-based awards as of June 30, 2022 and of changes during the period January 1, 2022 through June 30, 2022 is presented below:

	Blackstone Holdings		Blackstone Inc.
			Equity Settled Awards		Cash Settled Awards
		Weighted-		Weighted-		Weighted-
		Average	Deferred	Average		Average
	Partnership	Grant Date	Restricted Shares	Grant Date	Phantom	Grant Date
Unvested Shares/Units	Units	Fair Value	of Common Stock	Fair Value	Shares	Fair Value
Balance, December 31, 2021	17,344,328	$37.37	26,537,813	$58.34	73,581	$137.65
Granted	—	—	11,210,550	127.77	28,037	126.03
Vested	(1,262,132)	34.82	(2,818,889)	70.94	(1,980)	130.22
Forfeited	(116,197)	38.24	(656,754)	71.25	(46,412)	130.22

Balance, June 30, 2022	15,965,999	$37.57	34,272,720	$79.89	53,226	$121.71

Shares/Units Expected to Vest
The following unvested shares and units, after expected forfeitures, as of June 30, 2022, are expected to vest:

		Weighted-
		Average
		Service Period
	Shares/Units	in Years
Blackstone Holdings Partnership Units	15,473,779	1.6
Deferred Restricted Shares of Common Stock	29,650,267	3.3

Total Equity-Based Awards	45,124,046	2.7

Phantom Shares	41,966	3.4

16. Related Party Transactions
Affiliate Receivables and Payables
Due from Affiliates and Due to Affiliates consisted of the following:

	June 30,	December 31,
	2022	2021
Due from Affiliates
Management Fees, Performance Revenues, Reimbursable Expenses and Other Receivables from Non-Consolidated Entities and Portfolio Companies	$3,053,633	$3,519,945
Due from Certain Non-Controlling Interest Holders and Blackstone Employees	795,987	1,099,899
Accrual for Potential Clawback of Previously Distributed Performance Allocations	42,338	37,023

	$3,891,958	$4,656,867

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	June 30,	December 31,
	2022	2021
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,561,842	$1,558,393
Due to Non-Consolidated Entities	185,689	181,341
Due to Certain Non-Controlling Interest Holders and Blackstone Employees	151,183	77,664
Accrual for Potential Repayment of Previously Received Performance Allocations	102,677	88,700

	$2,001,391	$1,906,098

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties
The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of June 30, 2022 and December 31, 2021, such investments aggregated $1.6 billion and $1.6 billion, respectively. Their share of the Net Income Attributable to Redeemable
Non-Controlling
and
Non-Controlling
Interests in Consolidated Entities aggregated to $(74.8) million and $116.2 million for the three months ended June 30, 2022 and 2021, respectively, and $(10.4) million and $233.6 million for the six months ended June 30, 2022 and 2021, respectively.
Loans to Affiliates
Loans to affiliates consist of interest bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $1.4 million and $1.0 million for the three months ended June 30, 2022 and 2021, respectively, and $3.8 million and $3.3 million for the six months ended June 30, 2022 and 2021, respectively.
Contingent Repayment Guarantee
Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling
interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of June 30, 2022. See Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback).”
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
Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.6 billion over the next 15 years. The after-tax
net present value of these estimated payments totals $438.4 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO
owners and the others mentioned above.
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
17. Commitments and Contingencies
Commitments
Investment Commitments
Blackstone had $5.7 billion of investment commitments as of June 30, 2022 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments, including loan commitments. The consolidated Blackstone Funds had signed investment commitments of $206.8 million as of June 30, 2022, which includes $68.4 million of signed investment commitments for fund investments in the process of closing.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Contingencies
Guarantees
Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the ongoing business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to Blackstone to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, Blackstone’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $36.0 million as of June 30, 2022.
The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to The Blackstone Group International Partners LLP. The amount guaranteed as of June 30, 2022 was $86.0 million.
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
In December 2017, eight pension plan members of the Kentucky Retirement System (“KRS”) filed a derivative lawsuit on behalf of KRS in the Franklin County Circuit Court of the Commonwealth of Kentucky (the “Mayberry Action”). The Mayberry Action alleged various breaches of fiduciary duty and other violations of Kentucky state law in connection with KRS’s investment in three hedge funds of funds, including a fund managed by Blackstone Alternative Asset Management L.P. (“BLP”). The suit named more than 30 defendants, including, among others, The Blackstone Group L.P. (now Blackstone Inc.); BLP; Stephen A. Schwarzman, as Chairman and CEO of Blackstone; and J. Tomilson Hill, as
then-CEO
of BLP (collectively, the “Blackstone Defendants”). In July 2020, the Kentucky Supreme Court directed the Circuit Court to dismiss the action due to the plaintiffs’ lack of standing.
Over the objection of the Blackstone Defendants and others, in December 2020, the Circuit Court permitted the Attorney General of the Commonwealth of Kentucky (the “AG”) to intervene in the Mayberry Action. Motions to dismiss are currently pending in the Mayberry Action and discovery has begun. The Blackstone Defendants and others are also pursuing an interlocutory appeal asserting that the Circuit Court did not have jurisdiction to continue the Mayberry Action after the ruling of the Kentucky Supreme Court.
In January 2021, certain former plaintiffs in the Mayberry Action filed a separate action (“Taylor I”), against the Blackstone Defendants and other defendants named in the Mayberry Action, asserting allegations substantially similar to those made in the Mayberry Action, and in July 2021 they amended their complaint to add class action allegations. Defendants removed Taylor I to the U.S. District Court for the Eastern District of Kentucky, and in March 2022, the District Court stayed Taylor I pending the resolution of the AG’s suit in the Mayberry Action.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

In August 2021, a group of KRS members—including those that filed Taylor I—filed a new action in Franklin County Circuit Court (“Taylor II”), against the Blackstone Defendants, other defendants named in the Mayberry Action, and other KRS officials. The filed complaint is substantially similar to that filed in Taylor I and the Mayberry Action. Motions to dismiss are pending.
In May 2022, the presiding judge recused himself from the Mayberry Action and Taylor II and the cases were reassigned to another judge in the Franklin County Circuit Court.
In April 2021, the AG filed an action (the “Declaratory Judgment Action”), against BLP and the other fund manager defendants from the Mayberry Action in Franklin County Circuit Court. The action sought to have certain provisions in the subscription agreements between KRS and the fund managers declared to be in violation of the Kentucky Constitution. In March 2022, the Circuit Court granted summary judgment to the AG. BLP’s appeal is currently pending.
In July 2021, BLP filed a breach of contract action against defendants affiliated with KRS alleging that the Mayberry Action and the Declaratory Judgment Action breach the parties’ subscription agreements governing KRS’s investment with BLP. The action seeks damages, including legal fees and expenses incurred in defending against the above actions. In April 2022, the Circuit Court dismissed BLP’s complaint without prejudice to refiling, on the grounds that the action was not yet ripe for adjudication. BLP’s appeal is currently pending.
Contingent Obligations (Clawback)
Performance Allocations are subject to clawback to the extent that the Performance Allocations received to date with respect to a fund exceeds the amount due to Blackstone based on cumulative results of that fund. The actual clawback liability, however, generally does not become realized until the end of a fund’s life except for certain Blackstone real estate funds, multi-asset class investment funds and credit-focused funds, which may have an interim clawback liability. The lives of the carry funds, including available contemplated extensions, for which a liability for potential clawback obligations has been recorded for financial reporting purposes, are currently anticipated to expire at various points through 2032. Further extensions of such terms may be implemented under given circumstances.
For financial reporting purposes, when applicable, the general partners record a liability for potential clawback obligations to the limited partners of some of the carry funds due to changes in the unrealized value of a fund’s remaining investments and where the fund’s general partner has previously received Performance Allocation distributions with respect to such fund’s realized investments.

The following table presents the clawback obligations by segment:

	June 30, 2022			December 31, 2021
		Current and			Current and
	Blackstone	Former		Blackstone	Former
Segment	Holdings	Personnel (a)	Total (b)	Holdings	Personnel (a)	Total (b)
Real Estate	$36,220	$21,200	$57,420	$34,080	$20,186	$54,266
Private Equity	11,591	6,421	18,012	5,158	2,196	7,354
Credit & Insurance	12,559	14,686	27,245	12,439	14,641	27,080

	$60,370	$42,307	$102,677	$51,677	$37,023	$88,700

(a)	The split of clawback between Blackstone Holdings and Current and Former Personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.
(b)	Total is a component of Due to Affiliates. See Note 16. “Related Party Transactions — Affiliate Receivables and Payables — Due to Affiliates.”

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

For Private Equity, Real Estate, and certain Credit & Insurance Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of Blackstone, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At June 30, 202
2, $1.2 billion was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.
In the Credit & Insurance segment, payment of Performance Allocations to Blackstone by the majority of the stressed/distressed, mezzanine and credit alpha strategies funds are substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.
If, at June 30, 2022, all of the investments held by Blackstone’s carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $6.2 billion, on an after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $5.8 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.

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
Segment Presentation
The following tables present the financial data for Blackstone’s four
segments for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	Real	Private	Hedge Fund	Credit &	Total
	Estate	Equity	Solutions	Insurance	Segments
Management and Advisory Fees, Net
Base Management Fees	$611,751	$433,459	$145,077	$306,589	$1,496,876
Transaction, Advisory and Other Fees, Net	46,974	27,551	3,450	7,117	85,092
Management Fee Offsets	(689)	(23,157)	(40)	(1,165)	(25,051)

Total Management and Advisory Fees, Net	658,036	437,853	148,487	312,541	1,556,917
Fee Related Performance Revenues	265,507	—	—	81,086	346,593
Fee Related Compensation	(273,893)	(152,622)	(57,863)	(137,035)	(621,413)
Other Operating Expenses	(88,329)	(83,233)	(26,066)	(63,882)	(261,510)

Fee Related Earnings	561,321	201,998	64,558	192,710	1,020,587

Realized Performance Revenues	1,997,720	122,884	7,197	78,973	2,206,774
Realized Performance Compensation	(831,402)	(57,380)	(2,083)	(36,109)	(926,974)
Realized Principal Investment Income (Loss)	29,116	8,904	(1,530)	7,019	43,509

Total Net Realizations	1,195,434	74,408	3,584	49,883	1,323,309

Total Segment Distributable Earnings	$1,756,755	$276,406	$68,142	$242,593	$2,343,896

5
4

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

5
5

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following tables present the financial data for Blackstone’s four segments as of June 30, 2022 and for the six months ended June 30, 2022 and 2021:

	June 30, 2022 and the Six Months Then Ended
	Real	Private	Hedge Fund	Credit &	Total
	Estate	Equity	Solutions	Insurance	Segments
Management and Advisory Fees, Net
Base Management Fees	$1,191,937	$854,931	$290,123	$599,034	$2,936,025
Transaction, Advisory and Other Fees, Net	87,459	40,209	4,919	16,514	149,101
Management Fee Offsets	(1,649)	(50,299)	(109)	(2,784)	(54,841)

Total Management and Advisory Fees, Net	1,277,747	844,841	294,933	612,764	3,030,285
Fee Related Performance Revenues	757,024	(648)	—	148,282	904,658
Fee Related Compensation	(618,735)	(303,672)	(105,098)	(264,379)	(1,291,884)
Other Operating Expenses	(154,332)	(150,977)	(49,250)	(121,049)	(475,608)

Fee Related Earnings	1,261,704	389,544	140,585	375,618	2,167,451

Realized Performance Revenues	2,800,636	573,122	36,110	109,716	3,519,584
Realized Performance Compensation	(1,121,433)	(264,083)	(11,083)	(49,495)	(1,446,094)
Realized Principal Investment Income	83,091	74,342	13,371	29,800	200,604

Total Net Realizations	1,762,294	383,381	38,398	90,021	2,274,094

Total Segment Distributable Earnings	$3,023,998	$772,925	$178,983	$465,639	$4,441,545

Segment Assets	$14,267,173	$14,636,045	$2,777,317	$6,979,467	$38,660,002

5
6

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Six Months Ended June 30, 2021
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

Reconciliations of Total Segment Amounts
The following tables reconcile the Total Segment Revenues, Expenses and Distributable Earnings to their equivalent GAAP measure for the three and six months ended June 30, 2022 and 2021 along with Total Assets as of June 30, 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Total GAAP Revenues	$629,220	$5,291,354	$5,755,500	$10,590,226
Less: Unrealized Performance Revenues (a)	3,467,668	(2,697,170)	2,174,618	(5,161,667)
Less: Unrealized Principal Investment (Income) Loss (b)	203,288	(104,658)	176,530	(528,592)
Less: Interest and Dividend Revenue (c)	(66,143)	(32,931)	(120,628)	(64,343)
Less: Other Revenue (d)	(155,704)	(27,870)	(228,523)	(88,143)
Impact of Consolidation (e)	75,099	(312,076)	(102,497)	(581,392)
Transaction-Related Charges (f)	(237)	12	(1,450)	(3,611)
Intersegment Eliminations	602	1,040	1,581	2,075

Total Segment Revenue (g)	$4,153,793	$2,117,701	$7,655,131	$4,164,553

5
7

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Expenses
Total GAAP Expenses	$744,113	$2,272,330	$2,941,135	$4,323,777
Less: Unrealized Performance Allocations Compensation (h)	1,386,543	(1,150,219)	914,259	(2,200,188)
Less: Equity-Based Compensation (i)	(195,644)	(121,422)	(397,189)	(265,694)
Less: Interest Expense (j)	(69,425)	(44,132)	(136,027)	(88,472)
Impact of Consolidation (e)	(11,394)	(6,647)	(19,200)	(11,747)
Amortization of Intangibles (k)	(17,044)	(17,044)	(34,088)	(34,168)
Transaction-Related Charges (f)	(25,378)	(35,521)	(51,924)	(67,032)
Administrative Fee Adjustment (l)	(2,476)	(2,551)	(4,961)	(5,259)
Intersegment Eliminations	602	1,040	1,581	2,075

Total Segment Expenses (m)	$1,809,897	$895,834	$3,213,586	$1,653,292

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Other Income
Total GAAP Other Income	$(104,339)	$126,724	$(52,702)	$249,987
Impact of Consolidation (e)	104,339	(126,724)	52,702	(249,987)

Total Segment Other Income	$—	$—	$—	$—

5
8

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Income (Loss) Before Provision for Taxes
Total GAAP Income (Loss) Before Provision for Taxes	$(219,232)	$3,145,748	$2,761,663	$6,516,436
Less: Unrealized Performance Revenues (a)	3,467,668	(2,697,170)	2,174,618	(5,161,667)
Less: Unrealized Principal Investment (Income) Loss (b)	203,288	(104,658)	176,530	(528,592)
Less: Interest and Dividend Revenue (c)	(66,143)	(32,931)	(120,628)	(64,343)
Less: Other Revenue (d)	(155,704)	(27,870)	(228,523)	(88,143)
Plus: Unrealized Performance Allocations Compensation (h)	(1,386,543)	1,150,219	(914,259)	2,200,188
Plus: Equity-Based Compensation (i)	195,644	121,422	397,189	265,694
Plus: Interest Expense (j)	69,425	44,132	136,027	88,472
Impact of Consolidation (e)	190,832	(432,153)	(30,595)	(819,632)
Amortization of Intangibles (k)	17,044	17,044	34,088	34,168
Transaction-Related Charges (f)	25,141	35,533	50,474	63,421
Administrative Fee Adjustment (l)	2,476	2,551	4,961	5,259

Total Segment Distributable Earnings	$2,343,896	$1,221,867	$4,441,545	$2,511,261

As of
June 30,
2022
Total Assets
Total GAAP Assets	$41,631,308
Impact of Consolidation (e)	(2,971,306)

Total Segment Assets	$38,660,002

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
(d)
This adjustment removes Other Revenue on a segment basis. For the three months ended June 30, 2022 and 2021, Other Revenue on a GAAP basis was $155.6 million and $27.9 million, and included $155.5 million and $27.3 million of foreign exchange gains, respectively. For the six months ended June 30, 2022 and 2021, Other Revenue on a GAAP basis was $228.5 million and $88.2 million, and included $228.2 million and $86.9 million of foreign exchange gains, respectively.

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

(g)	Total Segment Revenues is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total Segment Management and Advisory Fees, Net	$1,556,917	$1,212,742	$3,030,285	$2,390,947
Total Segment Fee Related Performance Revenues	346,593	48,889	904,658	218,057
Total Segment Realized Performance Revenues	2,206,774	792,938	3,519,584	1,194,261
Total Segment Realized Principal Investment Income	43,509	63,132	200,604	361,288

Total Segment Revenues	$4,153,793	$2,117,701	$7,655,131	$4,164,553

(h)	This adjustment removes Unrealized Performance Allocations Compensation.
(i)	This adjustment removes Equity-Based Compensation on a segment basis.
(j)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(k)	This adjustment removes the amortization of transaction-related intangibles, which are excluded from Blackstone’s segment presentation.
(l)
This adjustment adds an amount equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units. The administrative fee is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

(m)	Total Segment Expenses is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total Segment Fee Related Compensation	$621,413	$375,385	$1,291,884	$820,495
Total Segment Realized Performance Compensation	926,974	338,271	1,446,094	489,195
Total Segment Other Operating Expenses	261,510	182,178	475,608	343,602

Total Segment Expenses	$1,809,897	$895,834	$3,213,586	$1,653,292

6
0

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Reconciliations of Total Segment Components
The following tables reconcile the components of Total Segments to their equivalent GAAP measures, reported on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Management and Advisory Fees, Net
GAAP	$1,561,187	$1,212,549	$3,037,123	$2,390,364
Segment Adjustment (a)	(4,270)	193	(6,838)	583

Total Segment	$1,556,917	$1,212,742	$3,030,285	$2,390,947

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
GAAP Realized Performance Revenues to Total Segment Fee Related Performance Revenues
GAAP
Incentive Fees	$99,598	$33,207	$204,087	$69,331
Investment Income - Realized Performance Allocations	2,453,769	808,620	4,220,155	1,342,987

GAAP	2,553,367	841,827	4,424,242	1,412,318
Total Segment
Less: Realized Performance Revenues	(2,206,774)	(792,938)	(3,519,584)	(1,194,261)

Total Segment	$346,593	$48,889	$904,658	$218,057

6
1

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
GAAP Compensation to Total Segment Fee Related Compensation
GAAP
Compensation	$686,012	$507,104	$1,342,517	$1,049,742
Incentive Fee Compensation	45,363	14,431	86,382	27,756
Realized Performance Allocations Compensation	1,035,916	347,423	1,753,517	560,450

GAAP	1,767,291	868,958	3,182,416	1,637,948
Total Segment
Less: Realized Performance Compensation	(926,974)	(338,271)	(1,446,094)	(489,195)
Less: Equity-Based Compensation - Fee Related Compensation	(191,769)	(119,491)	(392,156)	(261,165)
Less: Equity-Based Compensation - Performance Compensation	(3,875)	(1,931)	(5,033)	(4,529)
Segment Adjustment (b)	(23,260)	(33,880)	(47,249)	(62,564)

Total Segment	$621,413	$375,385	$1,291,884	$820,495

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
GAAP General, Administrative and Other to Total Segment Other Operating Expenses
GAAP	$289,288	$205,057	$529,962	$390,179
Segment Adjustment (c)	(27,778)	(22,879)	(54,354)	(46,577)

Total Segment	$261,510	$182,178	$475,608	$343,602

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Realized Performance Revenues
GAAP
Incentive Fees	$99,598	$33,207	$204,087	$69,331
Investment Income - Realized Performance Allocations	2,453,769	808,620	4,220,155	1,342,987

GAAP	2,553,367	841,827	4,424,242	1,412,318
Total Segment
Less: Fee Related Performance Revenues	(346,593)	(48,889)	(904,658)	(218,057)

Total Segment	$2,206,774	$792,938	$3,519,584	$1,194,261

6
2

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Realized Performance Compensation
GAAP
Incentive Fee Compensation	$45,363	$14,431	$86,382	$27,756
Realized Performance Allocation Compensation	1,035,916	347,423	1,753,517	560,450

GAAP	1,081,279	361,854	1,839,899	588,206
Total Segment
Less: Fee Related Performance Compensation (d)	(150,430)	(21,652)	(388,772)	(94,482)
Less: Equity-Based Compensation - Performance Compensation	(3,875)	(1,931)	(5,033)	(4,529)

Total Segment	$926,974	$338,271	$1,446,094	$489,195

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Realized Principal Investment Income
GAAP	$265,161	$152,060	$550,265	$507,098
Segment Adjustment (e)	(221,652)	(88,928)	(349,661)	(145,810)

Total Segment	$43,509	$63,132	$200,604	$361,288

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

6
3

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

19.	Subsequent Events
There have been no events since June 30, 2022 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

Item 1A. Unaudited Supplemental Presentation of Statements of Financial Condition
Blackstone Inc.
Unaudited Consolidating Statements of Financial Condition
(Dollars in Thousands)

	June 30, 2022
	Consolidated	Consolidated
	Operating	Blackstone	Reclasses and
	Partnerships	Funds (a)	Eliminations	Consolidated

Assets
Cash and Cash Equivalents	$4,183,380	$—	$—	$4,183,380
Cash Held by Blackstone Funds and Other	—	129,276	—	129,276
Investments	24,528,575	3,764,850	(969,667)	27,323,758
Accounts Receivable	684,412	89,725	—	774,137
Due from Affiliates	3,935,109	17,297	(60,448)	3,891,958
Intangible Assets, Net	246,988	—	—	246,988
Goodwill	1,890,202	—	—	1,890,202
Other Assets	658,025	273	—	658,298
Right-of-Use Assets	886,911	—	—	886,911
Deferred Tax Assets	1,646,400	—	—	1,646,400

Total Assets	$38,660,002	$4,001,421	$(1,030,115)	$41,631,308

Liabilities and Equity
Loans Payable	$9,365,274	$—	$—	$9,365,274
Due to Affiliates	1,918,604	143,234	(60,447)	2,001,391
Accrued Compensation and Benefits	6,765,492	—	—	6,765,492
Securities Sold, Not Yet Purchased	3,966	23,063	—	27,029
Repurchase Agreements	152,529	—	—	152,529
Operating Lease Liabilities	993,875	—	—	993,875
Accounts Payable, Accrued Expenses and Other Liabilities	969,264	22,356	—	991,620

Total Liabilities	20,169,004	188,653	(60,447)	20,297,210

Redeemable Non-Controlling Interests in Consolidated Entities	2	1,275,489	—	1,275,491

Equity
Common Stock	7	—	—	7
Series I Preferred Stock	—	—	—	—
Series II Preferred Stock	—	—	—	—
Additional Paid-in-Capital	5,870,285	944,340	(944,340)	5,870,285
Retained Earnings	2,803,100	25,328	(25,328)	2,803,100
Accumulated Other Comprehensive Loss	(33,117)	(9,108)	—	(42,225)
Non-Controlling Interests in Consolidated Entities	3,704,525	1,576,719	—	5,281,244
Non-Controlling Interests in Blackstone Holdings	6,146,196	—	—	6,146,196

Total Equity	18,490,996	2,537,279	(969,668)	20,058,607

Total Liabilities and Equity	$38,660,002	$4,001,421	$(1,030,115)	$41,631,308

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

Blackstone / GSO Global Dynamic Credit USD Feeder Fund (Ireland)
Blackstone Annex Onshore Fund L.P.
Blackstone Horizon Fund L.P.
Blackstone Real Estate Special Situations Holdings L.P.
Blackstone Strategic Alliance Fund L.P.
BTD CP Holdings LP
Blackstone Dislocation Fund L.P.*
BEPIF (Aggregator) SCSp*
BX Shipston SCSp*
Blackstone Private Equity Strategies Fund L.P.*
Blackstone Private Equity Strategies Fund SICAV*
Mezzanine
side-by-side
investment vehicles
Private equity
side-by-side
investment vehicles
Real estate
side-by-side
investment vehicles
Hedge Fund Solutions
side-by-side
investment vehicles.
*Consolidated as of June 30, 2022 only
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
Hedge Fund Solutions
The principal component of our Hedge Fund Solutions segment is Blackstone Alternative Asset Management (“BAAM”). BAAM is the world’s largest discretionary allocator to hedge funds, managing a broad range of commingled and customized fund solutions since its inception in 1990. The Hedge Fund Solutions segment also includes (a) our GP Stakes business (“GP Stakes”), which targets minority investments in the general partners of private equity and other private-market alternative asset management firms globally, with a focus on delivering a combination of recurring annual cash flow yield and long-term capital appreciation, (b) investment platforms that invest directly, including our Blackstone Strategic Opportunity Fund, which seeks to produce attractive long-term, risk-adjusted returns by investing in a wide variety of securities, assets and instruments, often sourced and/or managed by third party subadvisors or affiliated Blackstone managers, (c) our hedge fund seeding business and (d) registered funds that provide alternative asset solutions through daily liquidity products. Hedge Fund Solutions’ overall investment philosophy is to grow investors’ assets through both commingled and custom-tailored investment strategies designed to deliver compelling risk-adjusted returns. Diversification, risk management and due diligence are key tenets of our approach.
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
The second quarter of 2022 was characterized by steep declines and significant volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. Inflation across many key economies reached generational highs, prompting central banks to take monetary policy tightening actions that are likely to create headwinds to economic growth. Continued global supply chain disruption, including due to China’s recurrent

COVID-19

restrictions and the ongoing war between Russia and Ukraine, are also contributing to mounting inflationary pressure. In the U.S., annual inflation rose to 9.1% in June, the highest level in over 40 years, up from 8.3% in April. Concurrently, Europe experienced 8.6% year-over-year inflation in June. In response to rising inflation, the Federal Reserve raised the fed funds target range to

2.25-2.50%

and the European Central Bank raised rates for the first time in 11 years by 0.50%. Both central banks reiterated expectations for additional increases in the coming months. While several key economic factors, including employment, wage growth and household savings, have demonstrated resilience, the U.S. economic contraction in the first and second quarters of 2022 has opened a debate among economists as to whether the U.S. has entered, or in the near term will enter, a recession.
For the first six months of 2022, the S&P 500 declined 20% — the largest first-half decline since 1970, with declines in every sector except energy. The consumer discretionary sector experienced the largest decline, down 33%
year-to-date,
driven in part by margin pressures, including due to persistent inflation and supply chain issues. Energy was the best performing sector year-to-date,
up 32%, and among the most resilient in the second quarter, down 5%. The price of West Texas Intermediate crude oil increased 5% to $106 per barrel in the second quarter, marking a 41% jump since the start of the year.
Volatility increased in the second quarter, with the CBOE Volatility Index rising 40%, contributing to a material slowdown in capital markets activity. U.S. IPO volumes decreased 93% compared to the second quarter of 2021 while U.S. announced merger and acquisition deal volumes declined 37% over the same period.

The
ten-year
Treasury yield increased 67 basis points to 3.01% in the second quarter. Three-month LIBOR increased 132 basis points to 2.29% in the second quarter and has since climbed to 2.80% as of August 1, 2022.
In credit markets, the S&P leveraged loan index declined by 4.5% and the Credit Suisse high yield bond index declined by 9.7% in the second quarter. High yield spreads expanded by 217 basis points, while issuance decreased 82% compared to the second quarter of 2021.
The U.S. unemployment rate remained stable since the first quarter at 3.6% as of June 2022. Wages, however continued to rise, increasing 5.1% year-over-year in June and exceeding the
15-year
average of 2.9%. Retail sales increased 8.4% in June 2022 compared to June 2021, on a seasonally adjusted basis, driven in part by higher prices. The Institute for Supply Management Purchasing Managers’ Index decreased to 53.0 in the second quarter from 60.6 in June 2021, signaling slowing expansion in the U.S. manufacturing sector.
Headline economic measures were generally healthy in the second quarter. Inflation continues to rise and will likely cause the Federal Reserve to continue raising interest rates. Additionally, rising rates, increasing costs and supply chain issues may dampen consumer spending and slow corporate profit growth, which may negatively impact equity values. There is a debate among economists as to whether such factors, coupled with economic contraction in the U.S. in the first and second quarters of 2022, indicate that the U.S. has entered, or in the near term will enter, a recession.
Notable Transactions
On June 1, 2022, Blackstone, through its indirect subsidiary Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), issued
€
500 million aggregate principal amount of 3.500% senior notes due June 1, 2034.
On June 3, 2022, Blackstone, through the Issuer, entered into an amended and restated $4.1 billion revolving credit facility with Citibank, N.A., as administrative agent, and the lenders party thereto. The amendment and restatement, among other things, increased the amount of available borrowings and extended the maturity date from November 24, 2025 to June 3, 2027.
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
Realized Performance Compensation reflects an increase in the aggregate Realized Performance Compensation paid to certain of our professionals above the amounts allocable to them based upon the percentage participation in the relevant performance plans previously awarded to them as a result of a new compensation program that commenced during the three months ended June 30, 2021. The expectation is that for the full year 2022, Fee Related Compensation will be decreased by the total amount of additional Performance Compensation awarded for the year. In the three and six months ended June 30, 2022 the increase to Realized Performance Compensation of $50.0 million and $65.0 million, respectively, was greater than the decrease to Fee Related Compensation of $20.0 million and $40.0 million, respectively. These changes to Realized Performance Compensation and Fee Related Compensation reduced Net Realizations, increased Fee Related Earnings and had a negative impact to Income Before Provision (Benefit) for Taxes and Distributable Earnings in the three and six months ended June 30, 2022. These changes are not expected to impact Income Before Provision (Benefit) for Taxes and Distributable Earnings for the full year. In the three months ended June 30, 2021 Realized Performance Compensation was increased, and Fee Related Compensation was decreased, by $15.0 million. This reduced Net Realizations, increased Fee Related Earnings, was neutral to Income Before Provision (Benefit) for Taxes and had no impact to Distributable Earnings for such period.

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

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended				Six Months Ended
	June 30,		2022 vs. 2021		June 30,		2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%

	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$1,561,187	$1,212,549	$348,638	29%	$3,037,123	$2,390,364	$646,759	27%

Incentive Fees	99,598	33,207	66,391	200%	204,087	69,331	134,756	194%

Investment Income (Loss)
Performance Allocations
Realized	2,453,769	808,620	1,645,149	203%	4,220,155	1,342,987	2,877,168	214%
Unrealized	(3,467,668)	2,697,170	(6,164,838)	n/m	(2,174,618)	5,161,667	(7,336,285)	n/m
Principal Investments
Realized	265,161	152,060	113,101	74%	550,265	507,098	43,167	9%
Unrealized	(500,490)	328,835	(829,325)	n/m	(426,529)	968,150	(1,394,679)	n/m

Total Investment Income (Loss)	(1,249,228)	3,986,685	(5,235,913)	n/m	2,169,273	7,979,902	(5,810,629)	-73%

Interest and Dividend Revenue	62,075	31,017	31,058	100%	116,560	62,429	54,131	87%
Other	155,588	27,896	127,692	458%	228,457	88,200	140,257	159%

Total Revenues	629,220	5,291,354	(4,662,134)	-88%	5,755,500	10,590,226	(4,834,726)	-46%

Expenses
Compensation and Benefits
Compensation	686,012	507,104	178,908	35%	1,342,517	1,049,742	292,775	28%
Incentive Fee Compensation	45,363	14,431	30,932	214%	86,382	27,756	58,626	211%
Performance Allocations Compensation
Realized	1,035,916	347,423	688,493	198%	1,753,517	560,450	1,193,067	213%
Unrealized	(1,386,543)	1,150,219	(2,536,762)	n/m	(914,259)	2,200,188	(3,114,447)	n/m

Total Compensation and Benefits	380,748	2,019,177	(1,638,429)	-81%	2,268,157	3,838,136	(1,569,979)	-41%
General, Administrative and Other	289,288	205,057	84,231	41%	529,962	390,179	139,783	36%
Interest Expense	69,642	44,322	25,320	57%	136,389	89,305	47,084	53%
Fund Expenses	4,435	3,774	661	18%	6,627	6,157	470	8%

Total Expenses	744,113	2,272,330	(1,528,217)	-67%	2,941,135	4,323,777	(1,382,642)	-32%

Other Income (Loss)
Change in Tax Receivable Agreement Liability	(13)	(392)	379	-97%	748	2,518	(1,770)	-70%
Net Gains (Losses) from Fund Investment Activities	(104,326)	127,116	(231,442)	n/m	(53,450)	247,469	(300,919)	n/m

Total Other Income (Loss)	(104,339)	126,724	(231,063)	n/m	(52,702)	249,987	(302,689)	n/m

Income (Loss) Before Provision for Taxes	(219,232)	3,145,748	(3,364,980)	n/m	2,761,663	6,516,436	(3,754,773)	-58%
Provision for Taxes	36,514	288,250	(251,736)	-87%	519,795	287,803	231,992	81%

Net Income (Loss)	(255,746)	2,857,498	(3,113,244)	n/m	2,241,868	6,228,633	(3,986,765)	-64%
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	25,875	637	25,238	n/m	30,927	1,266	29,661	n/m
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	(216,707)	431,516	(648,223)	n/m	(332)	818,366	(818,698)	n/m
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	(35,521)	1,116,193	(1,151,714)	n/m	1,023,792	2,351,977	(1,328,185)	-56%

Net Income (Loss) Attributable to Blackstone Inc.	$(29,393)	$1,309,152	$(1,338,545)	n/m	$1,187,481	$3,057,024	$(1,869,543)	-61%

n/m     Not meaningful.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Revenues
Revenues were $629.2 million for the three months ended June 30, 2022, a decrease of $4.7 billion, compared to $5.3 billion for the three months ended June 30, 2021. The decrease in Revenues was primarily attributable to a decrease of $5.2 billion in Investment Income (Loss), which is composed of a decrease of $7.0 billion in Unrealized Investment Income (Loss) and an increase of $1.8 billion in Realized Investment Income (Loss).
The $7.0 billion decrease in Unrealized Investment Income (Loss) was primarily attributable to net unrealized depreciation of investments in the three months ended June 30, 2022 compared to net unrealized appreciation of investments in the three months ended June 30, 2021. Principal drivers of the decrease were:

•
The decrease of $3.4 billion in our Real Estate segment was primarily attributable to significant realizations and net unrealized depreciation of investments in BREP and lower net unrealized appreciation of investments in Core+ real estate during the three months ended June 30, 2022. BREP and Core+ real estate’s carrying value decreased 1.0% and increased 2.3%, respectively, in the three months ended June 30, 2022 compared to increases of 9.4% and 5.7%, respectively, in the three months ended June 30, 2021.

•
The decrease of $2.7 billion in our Private Equity segment was primarily attributable to net unrealized depreciation of investments in corporate private equity and Tactical Opportunities in the three months ended June 30, 2022 compared to net unrealized appreciation of investments in the three months ended June 30, 2021. Corporate private equity and Tactical Opportunities carrying value decreased 6.7% and 2.4%, respectively, in the three months ended June 30, 2022 compared to increases of 13.8% and 7.2%, respectively, in the three months ended June 30, 2021.

The $1.8 billion increase in Realized Investment Income (Loss) was primarily attributable to higher realized gains in our Real Estate segment, partially offset by lower realized gains in our Private Equity segment.
Expenses
Expenses were $744.1 million for the three months ended June 30, 2022, a decrease of $1.5 billion, compared to $2.3 billion for the three months ended June 30, 2021. The decrease was primarily attributable to a decrease of $1.6 billion in Total Compensation and Benefits, which is composed of a decrease of $1.8 billion in Performance Allocations Compensation and an increase of $178.9 million in Compensation. The decrease in Performance Allocations Compensation was primarily due to the decrease in Investment Income (Loss), on which a portion of compensation is based. The increase in Compensation was primarily due to the increase in Management and Advisory Fees, Net, on which a portion of compensation is based.
Other Income (Loss)
Other Income (Loss) was $(104.3) million for the three months ended June 30, 2022, a decrease of $231.1 million, compared to $126.7 million for the three months ended June 30, 2021. The decrease in Other Income was due to a decrease of $231.4 million in Net Gains (Losses) from Fund Investment Activities.
The decrease in Net Gains (Losses) from Fund Investment Activities was principally driven by decreases of $123.2 million, $70.0 million, $19.3 million and $18.9 million in our Private Equity, Hedge Fund Solutions, Real Estate and Credit & Insurance segments, respectively. The decrease in our Private Equity segment was primarily due to unrealized depreciation of investments and lower realized gains of investments in our consolidated private equity funds. The decrease in our Hedge Fund Solutions segment was primarily due to unrealized depreciation of investments in our consolidated hedge fund solutions funds. The decrease in our Real Estate segment was primarily due to unrealized depreciation of investments, partially offset by higher realized gains of investments in our consolidated real estate funds. The decrease in our Credit & Insurance segment was primarily due to unrealized depreciation of investments and realized losses of investments in our consolidated credit funds.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Revenues
Revenues were $5.8 billion for the six months ended June 30, 2022, a decrease of $4.8 billion, compared to $10.6 billion for the six months ended June 30, 2021. The decrease in Revenues was primarily attributable to a decrease of $5.8 billion in Investment Income (Loss), which is composed of a decrease of $8.7 billion in Unrealized Investment Income (Loss) and an increase of $2.9 billion in Realized Investment Income (Loss), partially offset by an increase of $646.8 million in Management and Advisory Fees, Net.
The $8.7 billion decrease in Unrealized Investment Income (Loss) was primarily attributable to net unrealized depreciation of investments in the six months ended June 30, 2022 compared to net unrealized appreciation of investments in the six months ended June 30, 2021. Principal drivers of the decrease were:

•
The decrease of $4.3 billion in our Private Equity segment was primarily attributable to net unrealized depreciation of investments in corporate private equity and Tactical Opportunities in the six months ended June 30, 2022 compared to net unrealized appreciation of investments in the six months ended June 30, 2021. Corporate private equity and Tactical Opportunities carrying value decreased 3.9% and 0.4%, respectively, in the six months ended June 30, 2022 compared to increases of 29.0% and 22.1%, respectively, in the six months ended June 30, 2021.

•
The decrease of $3.0 billion in our Real Estate segment which was primarily attributable to significant realizations in BREP during the three months ended June 30, 2022, partially offset by lower net unrealized appreciation of investments in BREP in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. BREP’s carrying value increased 9.1% in the six months ended June 30, 2022 compared to 14.9% in the six months ended June 30, 2021.

The $2.9 billion increase in Realized Investment Income (Loss) was primarily attributable to higher realized gains in our Real Estate segment, partially offset by the gain recognized in connection with the Pátria Investments Limited and Pátria Investimentos Ltda. (collectively, “Pátria”) sale transaction in the first quarter of 2021. On January 26, 2021, Pátria completed its IPO, pursuant to which Blackstone sold a portion of its interests and no longer has representatives or the right to designate representatives on Pátria’s board of directors. As a result of Pátria’s pre-IPO
reorganization transactions (which included Blackstone’s sale of 10% of Pátria’s pre-IPO
shares to Pátria’s controlling shareholder) and the consummation of the IPO, Blackstone was deemed to no longer have significant influence over Pátria due to Blackstone’s decreased ownership and lack of board representation.
The $646.8 million increase in Management and Advisory Fees, Net was primarily due to increases in our Real Estate and Credit & Insurance segments of $334.9 million and $275.8 million, respectively. The increase in our Real Estate segment was primarily due to
Fee-Earning
Assets Under Management growth in Core+ real estate and BREDS. The increase in our Credit & Insurance segment was primarily due to an increase in inflows in BCRED and BIS.
Expenses
Expenses were $2.9 billion for the six months ended June 30, 2022, a decrease of $1.4 billion, compared to $4.3 billion for the six months ended June 30, 2021. The decrease was primarily attributable a decrease of $1.6 billion in Total Compensation and Benefits, which is composed of a decrease of $1.9 billion in Performance Allocations Compensation and an increase of $292.8 million in Compensation, partially offset by an increase of $139.8 million in General, Administrative and Other. The decrease in Performance Allocations Compensation was primarily due to the decrease in Investment Income, on which a portion of compensation is based. The increase in Compensation was primarily due to the increase in Management and Advisory Fees, Net, on which a portion of compensation is based. The increase in General, Administrative and Other was primarily due to travel and entertainment, occupancy and technology related expenses, and professional fees.

Other Income (Loss)
Other Income (Loss) was $(52.7) million for the six months ended June 30, 2022, a decrease of $302.7 million, compared to $250.0 million for the six months ended June 30, 2021. The decrease in Other Income was due to a decrease of $300.9 million in Net Gains (Losses) from Fund Investment Activities.
The decrease in Net Gains (Losses) from Fund Investment Activities was principally driven by decreases of $193.2 million, $85.9 million and $31.3 million in our Private Equity, Hedge Fund Solutions and Credit & Insurance segments, respectively, partially offset by an increase of $9.4 million in our Real Estate segment. The decrease in our Private Equity segment was primarily due to unrealized depreciation of investments and lower realized gains of investments in our consolidated private equity funds. The decrease in our Hedge Fund Solutions segment was primarily due to unrealized depreciation of investments in our consolidated hedge fund solutions funds. The decrease in our Credit & Insurance segment was primarily due to unrealized depreciation of investments and realized losses of investments in our consolidated credit funds. The increase in our Real Estate segment was primarily due to higher realized gains of investments, partially offset by unrealized depreciation of investments in our consolidated real estate funds.
Provision for Taxes
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Blackstone’s Provision for Taxes for the three months ended June 30, 2022 and 2021 was $36.5 million and $288.3 million, respectively. This resulted in an effective tax rate of
-16.7%
and 9.2%, respectively, based on our Income (Loss) Before Provision for Taxes of $(219.2) million and $3.1 billion. The decrease in Blackstone’s effective tax rate for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, resulted primarily from the portion of the reported Income (Loss) Before Provision for Taxes that is attributable to non-controlling
interest holders and the state tax provision.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Blackstone’s Provision for Taxes for the six months ended June 30, 2022 and 2021 was $519.8 million and $287.8 million, respectively. This resulted in an effective tax rate of 18.8% and 4.4%, respectively, based on our Income (Loss) Before Provision for Taxes of $2.8 billion and $6.5 billion. The increase in Blackstone’s effective tax rate for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, resulted primarily from the reduction of valuation allowances previously recorded against deferred tax assets during 2021, and an increase in state tax provision due to recent developments affecting the allocation of income among multiple tax jurisdictions.
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
For the three months ended June 30, 2022 and 2021, the Net Income Before Taxes allocated to Blackstone personnel and other limited partners of Blackstone Holdings was 39.8% and 41.4%, respectively. For the six months ended June 30, 2022 and 2021, the Net Income Before Taxes allocated to Blackstone personnel and others who are limited partners of Blackstone Holdings was 39.8% and 41.6%, respectively. The respective decreases of 1.6% and 1.8% were primarily due to the conversion of Blackstone Holdings Partnership Units to shares of common stock and the vesting of shares of common stock.
The Other Income (Loss) — Change in Tax Receivable Agreement Liability was entirely allocated to Blackstone Inc.

Operating Metrics
Total and
Fee-Earning
Assets Under Management
The following graphs and tables summarize the
Fee-Earning
Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the three and six months ended June 30, 2022 and 2021. For a description of how Assets Under Management and
Fee-Earning
Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Total and
Fee-Earning
Assets Under Management.”

Note:	Totals may not add due to rounding.

	Three Months Ended
	June 30, 2022					June 30, 2021
		Private	Hedge Fund	Credit &			Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total	Real Estate	Equity	Solutions	Insurance	Total

	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$240,621,453	$160,946,196	$75,685,828	$200,689,825	$677,943,302	$155,851,794	$131,903,347	$76,614,206	$116,856,060	$481,225,407
Inflows (a)	24,715,819	6,030,709	1,609,920	12,076,571	44,433,019	9,834,475	2,320,367	1,794,869	14,734,257	28,683,968
Outflows (b)	(3,524,671)	(43,763)	(3,205,253)	(6,718,805)	(13,492,492)	(581,677)	(457,610)	(8,277,079)	(2,502,137)	(11,818,503)

Net Inflows (Outflows)	21,191,148	5,986,946	(1,595,333)	5,357,766	30,940,527	9,252,798	1,862,757	(6,482,210)	12,232,120	16,865,465
Realizations (c)	(8,912,594)	(2,964,236)	(461,230)	(1,764,406)	(14,102,466)	(3,069,895)	(3,304,081)	(294,858)	(4,029,664)	(10,698,498)
Market Activity (d)(g)	(774,137)	(447,399)	(999,644)	(8,734,222)	(10,955,402)	4,228,796	2,013,463	2,403,014	2,894,879	11,540,152

Balance, End of Period (e)	$252,125,870	$163,521,507	$72,629,621	$195,548,963	$683,825,961	$166,263,493	$132,475,486	$72,240,152	$127,953,395	$498,932,526

Increase (Decrease)	$11,504,417	$2,575,311	$(3,056,207)	$(5,140,862)	$5,882,659	$10,411,699	$572,139	$(4,374,054)	$11,097,335	$17,707,119
Increase (Decrease)	5%	2%	-4%	-3%	1%	7%	—	-6%	9%	4%

	Six Months Ended
	June 30, 2022					June 30, 2021
		Private	Hedge Fund	Credit &			Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total	Real Estate	Equity	Solutions	Insurance	Total

	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$221,476,699	$156,556,959	$74,034,568	$197,900,832	$649,969,058	$149,121,461	$129,539,630	$74,126,610	$116,645,413	$469,433,114
Inflows (a)	47,506,860	11,480,655	5,780,000	25,025,683	89,793,198	18,395,652	6,788,988	3,800,855	22,920,908	51,906,403
Outflows (b)	(7,814,246)	(916,360)	(5,787,697)	(9,791,052)	(24,309,355)	(1,425,237)	(1,065,631)	(9,623,330)	(7,618,014)	(19,732,212)

Net Inflows (Outflows)	39,692,614	10,564,295	(7,697)	15,234,631	65,483,843	16,970,415	5,723,357	(5,822,475)	15,302,894	32,174,191
Realizations (c)	(14,204,651)	(5,652,476)	(824,097)	(5,260,345)	(25,941,569)	(4,925,197)	(6,375,260)	(483,294)	(7,276,868)	(19,060,619)
Market Activity (d)(h)	5,161,208	2,052,729	(573,153)	(12,326,155)	(5,685,371)	5,096,814	3,587,759	4,419,311	3,281,956	16,385,840

Balance, End of Period (e)	$252,125,870	$163,521,507	$72,629,621	$195,548,963	$683,825,961	$166,263,493	$132,475,486	$72,240,152	$127,953,395	$498,932,526

Increase (Decrease)	$30,649,171	$6,964,548	$(1,404,947)	$(2,351,869)	$33,856,903	$17,142,032	$2,935,856	$(1,886,458)	$11,307,982	$29,499,412
Increase (Decrease)	14%	4%	-2%	-1%	5%	11%	2%	-3%	10%	6%
Annualized Base Management Fee Rate (f)	1.00%	1.07%	0.78%	0.60%	0.88%	1.12%	1.13%	0.82%	0.55%	0.93%

	Three Months Ended
	June 30, 2022					June 30, 2021
		Private	Hedge Fund	Credit &			Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total	Real Estate	Equity	Solutions	Insurance	Total

	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$298,196,783	$267,956,351	$82,896,827	$266,441,781	$915,491,742	$196,277,032	$211,801,085	$81,819,220	$158,905,670	$648,803,007
Inflows (a)	48,878,703	20,240,070	2,006,897	17,133,155	88,258,825	8,879,659	7,335,028	2,197,161	18,869,609	37,281,457
Outflows (b)	(3,841,493)	(557,024)	(3,261,271)	(6,696,478)	(14,356,266)	(579,152)	(1,077,784)	(7,299,018)	(2,716,532)	(11,672,486)

Net Inflows (Outflows)	45,037,210	19,683,046	(1,254,374)	10,436,677	73,902,559	8,300,507	6,257,244	(5,101,857)	16,153,077	25,608,971
Realizations (c)	(19,846,905)	(5,578,774)	(477,605)	(3,406,173)	(29,309,457)	(5,306,047)	(8,633,166)	(303,557)	(5,390,278)	(19,633,048)
Market Activity (d)(i)	(3,348,660)	(6,174,209)	(1,113,440)	(8,642,794)	(19,279,103)	8,276,744	14,196,196	2,731,457	4,045,385	29,249,782

Balance, End of Period (e)	$320,038,428	$275,886,414	$80,051,408	$264,829,491	$940,805,741	$207,548,236	$223,621,359	$79,145,263	$173,713,854	$684,028,712

Increase (Decrease)	$21,841,645	$7,930,063	$(2,845,419)	$(1,612,290)	$25,313,999	$11,271,204	$11,820,274	$(2,673,957)	$14,808,184	$35,225,705
Increase (Decrease)	7%	3%	-3%	-1%	3%	6%	6%	-3%	9%	5%

	Six Months Ended
	June 30, 2022					June 30, 2021
		Private	Hedge Fund	Credit &			Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total	Real Estate	Equity	Solutions	Insurance	Total

	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$279,474,105	$261,471,007	$81,334,141	$258,622,467	$880,901,720	$187,191,247	$197,549,222	$79,422,869	$154,393,590	$618,556,928
Inflows (a)	65,922,022	29,473,707	6,022,228	36,715,840	138,133,797	17,461,122	15,166,670	4,264,119	31,993,631	68,885,542
Outflows (b)	(6,137,188)	(1,977,487)	(6,029,364)	(10,216,436)	(24,360,475)	(2,388,253)	(1,828,756)	(8,922,346)	(8,508,421)	(21,647,776)

Net Inflows (Outflows)	59,784,834	27,496,220	(7,136)	26,499,404	113,773,322	15,072,869	13,337,914	(4,658,227)	23,485,210	47,237,766
Realizations (c)	(29,384,688)	(13,304,607)	(916,050)	(8,940,022)	(52,545,367)	(7,259,579)	(16,726,541)	(497,904)	(10,017,051)	(34,501,075)
Market Activity (d)(j)	10,164,177	223,794	(359,547)	(11,352,358)	(1,323,934)	12,543,699	29,460,764	4,878,525	5,852,105	52,735,093

Balance, End of Period (e)	$320,038,428	$275,886,414	$80,051,408	$264,829,491	$940,805,741	$207,548,236	$223,621,359	$79,145,263	$173,713,854	$684,028,712

Increase (Decrease)	$40,564,323	$14,415,407	$(1,282,733)	$6,207,024	$59,904,021	$20,356,989	$26,072,137	$(277,606)	$19,320,264	$65,471,784
Increase (Decrease)	15%	6%	-2%	2%	7%	11%	13%	—	13%	11%

(a)	Inflows include contributions, capital raised, other increases in available capital (recallable capital and increased side-by-side commitments), purchases, inter-segment allocations and acquisitions.
(b)	Outflows represent redemptions, client withdrawals and decreases in available capital (expired capital, expense drawdowns and decreased side-by-side commitments).
(c)	Realizations represent realization proceeds from the disposition or other monetization of assets, current income or capital returned to investors from CLOs.
(d)	Market activity includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Total and Fee-Earning Assets Under Management are reported in the segment where the assets are managed.
(f)
Annualized Base Management Fee Rate represents annualized year to date Base Management Fee divided by the average of the beginning of year and each quarter end’s
Fee-Earning
Assets Under Management in the reporting period.

(g)
For the three months ended June 30, 2022, the impact to
Fee-Earning
Assets Under Management due to foreign exchange rate fluctuations was $(2.9) billion, $(1.5) billion and $(4.5) billion for the Real Estate, Credit & Insurance and Total segments, respectively. For the three months ended June 30, 2021, such impact was $332.1 million, $262.1 million and $599.8 million for the Real Estate, Credit & Insurance and Total segments, respectively.

(h)
For the six months ended June 30, 2022, the impact to
Fee-Earning
Assets Under Management due to foreign exchange rate fluctuations was $(3.8) billion, $(1.9) billion and $(5.9) billion for the Real Estate, Credit & Insurance and Total segments, respectively. For the six months ended June 30, 2021, such impact was $(777.3) million, $130.7 million and $(659.6) million for the Real Estate, Credit & Insurance and Total segments, respectively.

(i)
For the three months ended June 30, 2022, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(4.8) billion, $(1.4) billion, $(1.8) billion and $(8.0) billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively. For the three months ended June 30, 2021, such impact was $452.1 million, $68.4 million, $361.8 million and $882.3 million for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively.

(j)
For the six months ended June 30, 2022, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(6.7) billion, $(1.9) billion, $(2.2) billion and $(10.8) billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively. For the six months ended June 30, 2021, such impact was $(1.2) billion, $(262.2) million, $115.5 million and $(1.3) billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively.

Fee-Earning
Assets Under Management
Fee-Earning
Assets Under Management were $683.8 billion at June 30, 2022, an increase of $5.9 billion, compared to $677.9 billion at March 31, 2022. The net increase was due to:

•	Inflows of $44.4 billion related to:

o	$24.7 billion in our Real Estate segment driven by $9.4 billion from BREIT, $9.4 billion from BPP and co-investment, $4.9 billion from BREDS and $868.6 million from BREP and co-investment,

o
$12.1 billion in our Credit & Insurance segment driven by $6.4 billion from direct lending, $1.7 billion from CLOs, $1.5 billion from asset-based finance, $1.4 billion from our energy strategies, $1.4 billion from certain liquid credit strategies and $531.8 million from stressed/distressed strategies, partially offset by net allocations to other segments of $1.3 billion across Credit & Insurance strategies,

o
$6.0 billion in our Private Equity segment driven by $2.2 billion from Strategic Partners, $2.0 billion from BIP, $1.1 billion from corporate private equity and $823.1 million from Tactical Opportunities, and

o	$1.6 billion in our Hedge Fund Solutions segment driven by $894.7 million from individual investor and specialized solutions and $649.1 million from customized solutions.

Offsetting these increases were:

•	Realizations of $14.1 billion driven by:

o	$8.9 billion in our Real Estate segment driven by $3.1 billion from BREIT, $3.0 billion from BREDS, $1.6 billion from BREP and co-investment and $1.2 billion from BPP and co-investment,

o	$3.0 billion in our Private Equity segment driven by $1.4 billion from Tactical Opportunities, $703.1 million from Strategic Partners and $688.3 million from corporate private equity, and

o
$1.8 billion in our Credit & Insurance segment driven by $496.4 million from CLOs, $393.9 million from our energy strategies, $335.2 million from direct lending, $208.4 million from mezzanine funds and $186.1 million from certain liquid credit strategies.

•	Outflows of $13.5 billion primarily attributable to:

o
$6.7 billion in our Credit & Insurance segment driven by $4.4 billion from certain liquid credit strategies, $972.0 million from BIS, $580.1 million from MLP strategies, $315.1 million from direct lending and $309.4 million from CLOs,

o	$3.5 billion in our Real Estate segment driven by $2.9 billion from BREIT and $518.7 million from BPP and co-investment, and

o
$3.2 billion in our Hedge Fund Solutions segment driven by $1.4 billion from commingled products, $1.1 billion from customized solutions and $709.9 million from individual investor and specialized solutions.

•	Market activity of $11.0 billion primarily attributable to:

o
$8.7 billion of market depreciation in our Credit & Insurance segment driven by depreciation of $4.6 billion from certain liquid credit strategies, $1.1 billion from direct lending, $976.1 million from private placement credit, $674.2 million from CLOs and $594.9 million from asset-based finance, all of which included $1.5 billion of foreign exchange depreciation across the segment,

o	$999.6 million of market depreciation in our Hedge Fund Solutions segment driven by market activity in individual investor and specialized solutions, and

o
$774.1 million of market depreciation in our Real Estate segment driven by depreciation of $1.4 billion from BREDS and foreign exchange depreciation of $554.0 million from BREP and co-investment,
partially offset by appreciation of $1.2 billion from Core+ real estate (which included $2.2 billion of foreign exchange depreciation).

Fee-Earning
Assets Under Management were $683.8 billion at June 30, 2022, an increase of $33.9 billion, compared to $650.0 billion at December 31, 2021. The net increase was due to:

•	Inflows of $89.8 billion related to:

o	$47.5 billion in our Real Estate segment driven by $19.2 billion from BREIT, $10.6 billion from BPP and co-investment, $8.8 billion from BREP and co-investment and $8.2 billion from BREDS,

o
$25.0 billion in our Credit & Insurance segment driven by $12.8 billion from direct lending, $3.5 billion from CLOs, $2.7 billion from certain liquid credit strategies, $1.9 billion from asset-based finance, $1.5 billion from our energy strategies, $773.6 million from BIS, $725.3 million from stressed/distressed strategies, $385.6 million from mezzanine funds and $303.5 million from MLP strategies,

o
$11.5 billion in our Private Equity segment driven by $4.5 billion from BIP, $3.1 billion from Strategic Partners, $2.0 billion from Tactical Opportunities, $986.3 million from corporate private equity and $874.3 million from multi-asset products, and

o
$5.8 billion in our Hedge Fund Solutions segment driven by $4.4 billion from individual investor and specialized solutions, $1.1 billion from customized solutions and $263.8 million from commingled products.

Offsetting these increases were:

•	Realizations of $25.9 billion primarily driven by:

o	$14.2 billion in our Real Estate segment driven by $5.0 billion from BREIT, $4.2 billion from BREDS, $2.9 billion from BREP and co-investment and $2.0 billion from BPP and co-investment,

o	$5.7 billion in our Private Equity segment driven by $1.9 billion from Strategic Partners, $1.8 billion from Tactical Opportunities and $1.5 billion from corporate private equity, and

o
$5.3 billion in our Credit & Insurance segment driven by $1.8 billion from CLOs, $1.7 billion from direct lending, $542.3 million from our energy strategies, $402.9 million from mezzanine funds, $356.4 million from stressed/distressed strategies and $349.6 million from certain liquid credit strategies.

•	Outflows of $24.3 billion primarily attributable to:

o
$9.8 billion in our Credit & Insurance segment driven by $5.7 billion from certain liquid credit strategies, $1.5 billion from MLP strategies, $1.3 billion from BIS, $561.2 million from direct lending and $329.4 million from CLOs,

o	$7.8 billion in our Real Estate segment driven by $4.2 billion from BREIT, $2.1 billion from BREP and co-investment and $1.4 billion from BPP and co-investment, and

o
$5.8 billion in our Hedge Fund Solutions segment driven by $3.1 billion from customized solutions, $1.5 billion from commingled products and $1.3 billion from individual investor and specialized solutions.

•	Market activity of $5.7 billion primarily attributable to:

o
$12.3 billion of market depreciation in our Credit & Insurance segment driven by depreciation of $7.9 billion from certain liquid credit strategies, $2.2 billion from private placement credit, $1.1 billion from asset-based finance and $908.3 million from CLOs, $807.6 million from direct lending, partially offset by market appreciation of $991.6 million from MLP strategies, all of which included $1.9 billion of foreign exchange depreciation across the segment,

o
Partially offset by $5.2 billion of market appreciation in our Real Estate segment driven by appreciation of $8.8 billion from Core+ real estate (which included $2.9 billion of foreign exchange depreciation), partially offset by depreciation of $2.8 billion from BREDS and foreign exchange depreciation of $856.8 million from BREP and co-investment,
and

o	$2.1 billion of market appreciation in our Private Equity segment driven by appreciation of $1.3 billion from BIP and $737.8 million from Strategic Partners.

Total Assets Under Management
Total Assets Under Management were $940.8 billion at June 30, 2022, an increase of $25.3 billion, compared to $915.5 billion at March 31, 2022. The net increase was due to:

•	Inflows of $88.3 billion primarily related to:

o	$48.9 billion in our Real Estate segment driven by $26.5 billion from BREP and co-investment, $9.6 billion from BPP and co-investment, $9.4 billion from BREIT and $3.2 billion from BREDS,

o
$20.2 billion in our Private Equity segment driven by $10.0 billion from corporate private equity, $3.1 billion from BIP, $3.0 billion from Strategic Partners, $2.9 billion from BXG and $1.0 billion from Tactical Opportunities,

o
$17.1 billion in our Credit & Insurance segment driven by $11.6 billion from direct lending, $2.1 billion from asset-based finance, $1.7 billion from CLOs, $1.4 billion from our energy strategies and $1.4 billion from certain liquid credit strategies, partially offset by net allocations to other segments of $1.4 billion across Credit & Insurance strategies, and

o	$2.0 billion in our Hedge Fund Solutions segment driven by $1.4 billion from individual investor and specialized solutions and $570.3 million from customized solutions.
Total Assets Under Management inflows exceeds
Fee-Earning
Assets Under Management inflows due to the following reasons:

•
For BREP, corporate private equity and BXG, due to BREP X, BCP IX and BXG II’s first closings during the three months ended June 30, 2022. Total Assets Under Management inflows are reported at each fund closing, whereas
Fee-Earning
Assets Under Management inflows are reported when a fund’s investment period commences and in each subsequent close.

•
For our direct lending funds, Total Assets Under Management inflows are reported at their gross value while, for certain funds,
Fee-Earning
Assets Under Management are reported as net assets, which is the basis on which fees are charged.

Offsetting these increases were:

•	Realizations of $29.3 billion primarily driven by:

o	$19.8 billion in our Real Estate segment driven by $14.5 billion from BREP and co-investment, $3.1 billion from BREIT, $1.3 billion from BPP and co-investment and $1.0 billion from BREDS,

o	$5.6 billion in our Private Equity segment driven by $2.2 billion from Tactical Opportunities, $1.8 billion from Strategic Partners, and $1.3 billion from corporate private equity, and

o
$3.4 billion in our Credit & Insurance segment driven by $1.4 billion from direct lending, $677.1 million from our energy strategies, $496.4 million from CLOs, $336.5 million from mezzanine funds and $237.6 million from stressed/distressed strategies.

Total Assets Under Management realizations in our Real Estate and Private Equity segments generally represents the total proceeds and typically exceeds the
Fee-Earning
Assets Under Management realizations which generally represents only the invested capital.

•	Market activity of $19.3 billion primarily driven by:

o
$8.6 billion of market depreciation in our Credit & Insurance segment driven by depreciation of $4.7 billion from certain liquid credit strategies, $976.1 million from private placement credit, $722.5 million from direct lending, $719.1 million from CLOs, $627.4 million from MLP strategies, $594.9 million from asset-based finance, $250.4 million from BIS, all of which included $1.8 billion of foreign exchange depreciation across the segment,

o
$6.2 billion of market depreciation in our Private Equity segment driven by carrying value decreases in corporate private equity, BIP, Tactical Opportunities and BXG of 6.7%, 4.2%, 2.4% and 8.6%, respectively, partially offset by carrying value increases in Strategic Partners of 5.7%, all of which included $1.4 billion of foreign exchange depreciation across the segment,

o
$3.3 billion of market depreciation in our Real Estate segment driven by carrying value decreases in BREDS and BREP and co-investment
of 1.5% and 1.0%, respectively, partially offset by carrying value increases in Core+ real estate of 2.3%, all of which included $4.8 billion of foreign exchange depreciation across the segment, and

o	$1.1 billion of market depreciation in our Hedge Fund Solutions segment driven by market activity within individual investor and specialized solutions.
Total Assets Under Management market activity in our Real Estate and Private Equity segments generally represents the change in fair value of the investments held and typically exceeds the
Fee-Earning
Assets Under Management market activity.

•	Outflows of $14.4 billion primarily attributable to:

o
$6.7 billion in our Credit & Insurance segment driven by $4.5 billion from certain liquid credit strategies, $990.3 million from BIS, $654.9 million from MLP strategies, $269.1 million from CLOs and $245.2 million from direct lending,

o	$3.8 billion in our Real Estate segment driven by $2.9 billion from BREIT, $518.7 million from BPP and co-investment and $436.3 million from BREDS, and

o
$3.3 billion in our Hedge Fund Solutions segment driven by $1.4 billion from commingled products, $1.1 billion from customized solutions and $711.3 million from individual investor and specialized solutions.

Total Assets Under Management were $940.8 billion at June 30, 2022, an increase of $59.9 billion, compared to $880.9 billion at December 31, 2021. The net increase was due to:

•	Inflows of $138.1 billion primarily related to:

o	$65.9 billion in our Real Estate segment driven by $28.9 billion from BREP and co-investment, $19.2 billion from BREIT, $11.5 billion from BPP and co-investment and $5.7 billion from BREDS,

o
$36.7 billion in our Credit & Insurance segment driven by $25.2 billion from direct lending, $3.5 billion from CLOs, $2.7 billion from certain liquid credit strategies, $2.4 billion from asset-based finance, $1.5 billion from our energy strategies and $785.0 million from BIS,

o
$29.5 billion in our Private Equity segment driven by $11.5 billion from corporate private equity, $5.8 billion from Strategic Partners, 5.6 billion from BIP, $3.1 billion from BXG, $2.3 billion from Tactical Opportunities and $1.1 billion from multi-asset products, and

o
$6.0 billion in our Hedge Fund Solutions segment driven by $4.8 billion from individual investor and specialized solutions, $973.7 million from customized solutions and $251.6 million from commingled products.

Total Assets Under Management inflows may exceed
Fee-Earning
Assets Under Management inflows due to the reasons discussed above.

Offsetting these increases were:

•	Realizations of $52.5 billion primarily driven by:

o	$29.4 billion in our Real Estate segment driven by $20.2 billion from BREP and co-investment, $5.0 billion from BREIT, $2.1 billion from BPP and co-investment and $2.0 billion from BREDS,

o
$13.3 billion in our Private Equity segment driven by $5.3 billion from corporate private equity, $4.2 billion from Strategic Partners, $3.1 billion from Tactical Opportunities and $493.5 million from BIP, and

o
$8.9 billion in our Credit & Insurance segment driven by $4.2 billion from direct lending, $1.8 billion from CLOs, $1.1 billion from our energy strategies, $732.8 million from stressed/distressed strategies and $673.3 million from mezzanine funds.

Total Assets Under Management realizations in our Real Estate and Private Equity segments generally represents the total proceeds and typically exceeds the
Fee-Earning
Assets Under Management realizations which generally represents only the invested capital.

•	Outflows of $24.4 billion primarily attributable to:

o
$10.2 billion in our Credit & Insurance segment driven by $5.9 billion from certain liquid credit strategies, $1.7 billion from MLP strategies, $1.3 billion from BIS and $653.4 million from direct lending,

o	$6.1 billion in our Real Estate segment driven by $4.2 billion from BREIT, $1.4 billion from BPP and co-investment and $530.3 million from BREDS,

o
$6.0 billion in our Hedge Fund Solutions segment driven by $3.2 billion from customized solutions, $1.5 billion from commingled products and $1.3 billion from individual investor and specialized solutions, and

o
$2.0 billion in our Private Equity segment driven by $548.3 million from Tactical Opportunities, $433.9 million from Strategic Partners, $428.6 million from multi-asset products and $352.8 million from corporate private equity.

•	Market activity of $1.3 billion primarily driven by:

o
$11.4 billion of market depreciation in our Credit & Insurance segment driven by depreciation of $7.9 billion from certain liquid credit strategies, $2.2 billion from private placement credit, $1.1 billion from asset-based finance and $918.7 million from CLOs, partially offset by market appreciation of $1.1 billion from MLP strategies, all of which included $2.2 billion of foreign exchange depreciation across the segment, and

o
Partially offset by $10.2 billion of market appreciation in our Real Estate segment driven by carrying value increases in Core+ real estate and BREP and co-investment
of 9.8% and 9.1%, respectively, partially offset by carrying value decreases in BREDS of 0.4%, all of which included $6.7 billion of foreign exchange depreciation across the segment.

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

Net Accrued Performance Revenues
The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of June 30, 2022 and 2021. Net Accrued Performance Revenues presented do not include clawback amounts, if any, which are disclosed in Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. See “—
Non-GAAP
Financial Measures” for our reconciliation of Net Accrued Performance Revenues.

	June 30,
	2022	2021

	(Dollars in Millions)
Real Estate
BREP IV	$7	$19
BREP V	3	26
BREP VI	32	42
BREP VII	164	300
BREP VIII	841	626
BREP IX	1,015	359
BREP Europe IV	83	89
BREP Europe V	120	312
BREP Europe VI	80	60
BREP Asia I	114	107
BREP Asia II	153	98
BPP	755	265
BREIT	—	247
BREDS	15	32
BTAS	111	6

Total Real Estate (a)	3,491	2,591

Private Equity
BCP IV	8	9
BCP V	3	39
BCP VI	407	740
BCP VII	975	1,351
BCP VIII	235	89
BCP Asia I	195	213
BEP I	27	28
BEP III	76	47
BCEP I	224	170
Tactical Opportunities	311	374
BXG	—	59
Strategic Partners	629	262
BIP	67	81
BXLS	24	23
BTAS/Other	228	151

Total Private Equity (a)	3,408	3,637

Hedge Fund Solutions	305	300

Credit & Insurance	271	233

Total Blackstone Net Accrued Performance Revenues	$7,476	$6,761

Note:	Totals may not add due to rounding.
(a)	Real Estate and Private Equity include co-investments, as applicable.

For the twelve months ended June 30, 2022, Net Accrued Performance Revenues receivable increased due to Net Performance Revenues of $6.0 billion offset by net realized distributions of $5.3 billion.
Invested Performance Eligible Assets Under Management
The following presents our Invested Performance Eligible Assets Under Management as of quarter end for each period:

Note:	Totals may not add due to rounding.

Perpetual Capital
The following presents our Perpetual Capital Total Assets Under Management as of quarter end for each period:

Note:	Totals may not add due to rounding.
Perpetual Capital Total Assets Under Management were $355.9 billion as of June 30, 2022, an increase of $17.8 billion, compared to $338.2 billion as of March 31, 2022. Perpetual Capital Total Assets Under Management in our Real Estate, Credit & Insurance and Private Equity segments increased $12.6 billion, $3.2 billion and $2.4 billion, respectively. Principal drivers of these increases were:

•	In our Real Estate segment, net Total Assets Under Management growth in BREIT and BPP and co-investment resulted in increases of $5.0 billion and $7.7 billion, respectively.

•	In our Credit & Insurance segment, net Total Assets Under Management growth in direct lending resulted in an increase of $8.9 billion, partially offset by a decrease of $5.6 billion related to BIS.

•	In our Private Equity segment, net Total Assets Under Management growth in BIP resulted in an increase of $2.3 billion.

Perpetual Capital Total Assets Under Management were $355.9 billion as of June 30, 2022, an increase of $42.6 billion, or 14%, compared to $313.4 billion as of December 31, 2021. Perpetual Capital Total Assets Under Management in our Real Estate, Credit & Insurance and Private Equity segments increased $28.1 billion, $8.0 billion and $6.6 billion, respectively. Principal drivers of these increases were:

•	In our Real Estate segment, net Total Assets Under Management growth in BREIT and BPP and co-investment resulted in increases of $14.2 billion and $12.8 billion, respectively.

•	In our Credit & Insurance segment, net Total Assets Under Management growth in direct lending resulted in an increase of $18.3 billion, partially offset by a decrease of $10.1 billion related to BIS.

•	In our Private Equity segment, net Total Assets Under Management growth in BIP resulted in an increase of $6.7 billion.
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

The following table presents the investment record of our significant carry/drawdown funds and selected perpetual capital strategies from inception through June 30, 2022:

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate
Pre-BREP	$ 140,714	$ —	$ —	n/a	—	$ 345,190	2.5x	$ 345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	n/a	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	n/a	—	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	n/a	—	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	23,471	n/a	—	4,640,501	1.7x	4,663,972	1.7x	12%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	7,046	n/a	—	13,450,289	2.3x	13,457,335	2.3x	11%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,444	550,447	347,417	2.0x	79%	27,454,501	2.5x	27,801,918	2.5x	13%	13%
BREP VII (Aug 2011 / Apr 2015)	13,501,376	1,513,399	3,574,239	0.9x	7%	27,931,757	2.4x	31,505,996	2.0x	22%	15%
BREP VIII (Apr 2015 / Jun 2019)	16,592,792	2,302,626	15,233,276	1.7x	—	21,102,039	2.6x	36,335,315	2.1x	28%	18%
*BREP IX (Jun 2019 / Dec 2024)	21,492,844	7,400,820	23,129,782	1.7x	1%	7,308,322	2.2x	30,438,104	1.8x	66%	40%
BREP X (TBD)	24,416,257	24,416,257	—	n/a	—	—	n/a	—	n/a	n/a	n/a

Total Global BREP	$ 98,044,294	$ 36,183,549	$ 42,315,231	1.6x	2%	$ 109,422,327	2.4x	$ 151,737,558	2.1x	18%	17%

BREP Int’l (Jan 2001 / Sep 2005)	€ 824,172	€ —	€ —	n/a	—	€ 1,373,170	2.1x	€ 1,373,170	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008) (e)	1,629,748	—	—	n/a	—	2,583,032	1.8x	2,583,032	1.8x	8%	8%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,318	428,342	261,685	0.5x	—	5,792,216	2.4x	6,053,901	2.0x	19%	14%
BREP Europe IV (Sep 2013 / Dec 2016)	6,673,049	1,419,267	1,824,144	1.3x	—	9,725,105	2.0x	11,549,249	1.8x	20%	13%
BREP Europe V (Dec 2016 / Oct 2019)	7,965,079	1,381,611	5,884,481	1.1x	—	6,462,442	4.1x	12,346,923	1.8x	43%	14%
*BREP Europe VI (Oct 2019 / Apr 2025)	9,907,845	6,534,038	4,463,598	1.3x	—	3,264,144	2.6x	7,727,742	1.6x	75%	28%

Total BREP Europe	€ 30,205,211	€ 9,763,258	€ 12,433,908	1.2x	—	€ 29,200,109	2.4x	€ 41,634,017	1.8x	17%	13%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate (continued)
BREP Asia I (Jun 2013 / Dec 2017)	$ 4,261,983	$ 917,133	$ 2,326,971	1.5x	11%	$ 6,243,752	2.1x	$ 8,570,723	1.9x	20%	13%
BREP Asia II (Dec 2017 / Mar 2022)	7,360,069	1,643,769	7,394,631	1.3x	—	735,246	1.8x	8,129,877	1.3x	48%	10%
*BREP Asia III (Mar 2022 / Sep 2027)	7,939,534	7,171,611	764,873	1.0x	—	—	n/a	764,873	1.0x	n/a	n/m
BREP Co-Investment (f)	7,208,976	38,835	956,619	2.3x	—	15,039,293	2.2x	15,995,912	2.2x	16%	16%

Total BREP	$ 160,791,446	$ 56,190,696	$ 68,077,191	1.4x	2%	$ 167,160,041	2.4x	$ 235,237,232	2.0x	17%	16%

*BREDS High-Yield (Various) (g)	$ 20,003,798	$ 5,631,946	$ 5,272,920	1.0x	—	$ 16,158,336	1.3x	$ 21,431,256	1.2x	10%	10%
Private Equity
Corporate Private Equity
BCP I (Oct 1987 / Oct 1993)	$ 859,081	$ —	$ —	n/a	—	$ 1,741,738	2.6x	$ 1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	n/a	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	n/a	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	15,234	n/a	—	2,953,649	1.4x	2,968,883	1.4x	6%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	167,384	128,418	1.3x	—	21,479,599	2.9x	21,608,017	2.8x	36%	36%
BCP V (Dec 2005 / Jan 2011)	21,009,112	1,035,259	112,877	7.6x	92%	38,427,169	1.9x	38,540,046	1.9x	8%	8%
BCP VI (Jan 2011 / May 2016)	15,195,678	1,371,459	6,778,103	1.7x	36%	24,354,324	2.2x	31,132,427	2.1x	17%	12%
BCP VII (May 2016 / Feb 2020)	18,856,429	1,934,706	22,565,824	1.7x	32%	10,172,064	2.4x	32,737,888	1.8x	36%	16%
*BCP VIII (Feb 2020 / Feb 2026)	25,425,302	16,245,056	12,531,080	1.4x	10%	517,592	2.9x	13,048,672	1.4x	123%	25%
BCP IX (TBD)	8,774,458	8,774,458	—	n/a	—	—	n/a	—	n/a	n/a	n/a
Energy I (Aug 2011 / Feb 2015)	2,441,558	174,492	616,487	1.6x	45%	3,988,731	2.0x	4,605,218	1.9x	13%	12%
Energy II (Feb 2015 / Feb 2020)	4,935,906	1,033,151	4,836,068	1.7x	52%	2,015,804	1.2x	6,851,872	1.5x	2%	8%
*Energy III (Feb 2020 / Feb 2026)	4,322,015	2,664,851	2,369,680	1.6x	39%	342,423	2.9x	2,712,103	1.7x	113%	41%
BCP Asia I (Dec 2017 / Sep 2021)	2,452,948	869,236	3,387,455	2.2x	54%	1,024,467	4.9x	4,411,922	2.5x	109%	41%
*BCP Asia II (Sep 2021 / Sep 2027)	6,554,765	6,499,684	(37,515)	n/a	—	—	n/a	(37,515)	n/a	n/a	n/a
Core Private Equity I (Jan 2017 / Mar 2021) (h)	4,764,447	1,149,384	8,047,555	2.1x	—	2,031,090	3.7x	10,078,645	2.3x	52%	25%
*Core Private Equity II (Mar 2021 / Mar 2026) (h)	8,190,362	6,738,547	1,530,541	1.1x	—	—	n/a	1,530,541	1.1x	n/a	n/m

Total Corporate Private Equity	$ 138,021,095	$ 48,682,242	$ 62,881,807	1.6x	27%	$ 121,490,157	2.2x	$ 184,371,964	2.0x	16%	15%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Private Equity (continued)
Tactical Opportunities
*Tactical Opportunities (Various)	$ 22,502,048	$ 6,729,103	$ 13,244,038	1.3x	10%	$ 19,204,237	1.9x	$ 32,448,275	1.6x	17%	12%
*Tactical Opportunities Co-Investment and Other (Various)	15,074,572	6,426,962	4,901,464	1.9x	7%	7,985,975	1.6x	12,887,439	1.7x	18%	19%

Total Tactical Opportunities	$ 37,576,620	$ 13,156,065	$ 18,145,502	1.4x	9%	$ 27,190,212	1.8x	$ 45,335,714	1.6x	18%	14%

Growth
*BXG I (Jul 2020 / Jul 2025)	$ 5,046,626	$ 1,560,759	$ 3,404,666	1.0x	7%	$ 349,310	3.2x	$ 3,753,976	1.1x	n/m	2%
BXG II (TBD)	2,724,745	2,724,745	—	n/a	—	—	n/a	—	n/a	n/a	n/a

Total Growth	$ 7,771,371	$ 4,285,504	$ 3,404,666	1.0x	7%	$ 349,310	3.2x	$ 3,753,976	1.1x	n/m	2%

Strategic Partners (Secondaries)
Strategic Partners I-V (Various) (i)	$ 11,447,898	$ 841,025	$ 462,891	n/a	—	$ 16,884,082	n/a	$ 17,346,973	1.7x	n/a	13%
Strategic Partners VI (Apr 2014 / Apr 2016) (i)	4,362,750	1,481,621	1,187,348	n/a	—	3,983,862	n/a	5,171,210	1.7x	n/a	15%
Strategic Partners VII (May 2016 / Mar 2019) (i)	7,489,970	1,864,053	5,287,041	n/a	—	5,467,940	n/a	10,754,981	2.1x	n/a	22%
Strategic Partners Real Assets II (May 2017 / Jun 2020) (i)	1,749,807	521,624	1,114,775	n/a	—	968,153	n/a	2,082,928	1.5x	n/a	17%
Strategic Partners VIII (Mar 2019 / Oct 2021) (i)	10,763,600	5,136,286	9,537,790	n/a	—	4,601,030	n/a	14,138,820	1.9x	n/a	50%
*Strategic Partners Real Estate, SMA and Other (Various) (i)	8,651,148	2,985,524	3,414,860	n/a	—	3,000,632	n/a	6,415,492	1.6x	n/a	19%
*Strategic Partners Infra III (Jun 2020 / Jul 2024) (i)	3,250,100	2,053,491	715,816	n/a	—	124,956	n/a	840,772	1.7x	n/a	80%
*Strategic Partners IX (Oct 2021 / Jul 2026) (i)	14,865,033	10,241,936	3,075,626	n/a	—	44,826	n/a	3,120,452	1.5x	n/a	n/m

Total Strategic Partners (Secondaries)	$ 62,580,306	$ 25,125,560	$ 24,796,147	n/a	—	$ 35,075,481	n/a	$ 59,871,628	1.8x	n/a	16%

Life Sciences
Clarus IV (Jan 2018 / Jan 2020)	$ 910,000	$ 18,801	$ 841,386	1.6x	1%	$ 239,712	1.9x	$ 1,081,098	1.6x	23%	15%
*BXLS V (Jan 2020 / Jan 2025)	4,839,395	2,112,416	1,130,149	1.3x	-3%	71,549	1.3x	1,201,698	1.3x	n/a	1%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Credit
Mezzanine / Opportunistic I (Jul 2007 / Oct 2011)	$ 2,000,000	$ 97,114	$ 19,012	1.5x	—	$ 4,786,397	1.6x	$ 4,805,409	1.6x	n/a	17%
Mezzanine / Opportunistic II (Nov 2011 / Nov 2016)	4,120,000	998,263	283,280	0.3x	—	6,493,270	1.6x	6,776,550	1.4x	n/a	10%
Mezzanine / Opportunistic III (Sep 2016 / Jan 2021)	6,639,133	913,019	4,109,350	1.1x	—	5,170,802	1.6x	9,280,152	1.3x	n/a	10%
*Mezzanine / Opportunistic IV (Jan 2021 / Jan 2026)	5,016,771	3,617,845	1,470,872	1.0x	—	43,818	n/m	1,514,690	1.1x	n/a	11%
Stressed / Distressed I (Sep 2009 / May 2013)	3,253,143	76,000	—	n/a	—	5,777,098	1.3x	5,777,098	1.3x	n/a	9%
Stressed / Distressed II (Jun 2013 / Jun 2018)	5,125,000	547,430	316,235	0.4x	—	5,238,819	1.2x	5,555,054	1.1x	n/a	—
*Stressed / Distressed III (Dec 2017 / Dec 2022)	7,356,380	2,882,714	2,508,295	1.0x	—	2,457,462	1.4x	4,965,757	1.1x	n/a	8%
Energy I (Nov 2015 / Nov 2018)	2,856,867	1,057,173	749,525	0.9x	—	2,576,126	1.7x	3,325,651	1.4x	n/a	9%
*Energy II (Feb 2019 / Feb 2024)	3,616,081	2,191,422	1,615,733	1.1x	—	983,485	1.4x	2,599,218	1.2x	n/a	23%
European Senior Debt I (Feb 2015 / Feb 2019)	€ 1,964,689	€ 331,263	€ 1,011,622	0.9x	—	€ 2,271,934	1.4x	€ 3,283,556	1.2x	n/a	5%
*European Senior Debt II (Jun 2019 / Jun 2024)	€ 4,088,344	€ 1,682,646	€ 3,801,389	1.0x	—	€ 1,253,154	1.5x	€ 5,054,543	1.1x	n/a	15%

Total Credit Drawdown Funds (j)	$ 46,889,033	$ 14,486,437	$ 16,104,065	0.9x	—	$ 37,558,519	1.5x	$ 53,662,584	1.3x	n/a	10%

Selected Perpetual Capital Strategies (k)

Fund (Inception Year) (a)	Investment Strategy	Total AUM	Total Net Return (l)

	(Dollars in Thousands, Except Where Noted)
Real Estate
BPP - Blackstone Property Partners (2013) (m)	Core+ Real Estate	$73,817,041	12%
BREIT - Blackstone Real Estate Income Trust (2017) (n)	Core+ Real Estate	68,281,628	13%
BXMT - Blackstone Mortgage Trust (2013) (o)	Real Estate Debt	7,277,274	9%
Private Equity
BIP - Blackstone Infrastructure Partners (2019) (p)	Infrastructure	24,538,314	17%
Hedge Fund Solutions
BSCH - Blackstone Strategic Capital Holdings (2014) (q)	GP Stakes	10,245,103	16%
Credit
BXSL - Blackstone Secured Lending Fund (2018) (r)	U.S. Direct Lending	10,691,421	10%
BCRED - Blackstone Private Credit Fund (2021) (s)	U.S. Direct Lending	53,085,115	8%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
*	Represents funds that are currently in their investment period.
(a)	Excludes investment vehicles where Blackstone does not earn fees.
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
(d)
Unless otherwise indicated, Net Internal Rate of Return (“IRR”) represents the annualized inception to June 30, 2022 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of limited partner cash flows. Initial inception date of cash flows may differ from the Investment Period Beginning Date.

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

(l)
Unless otherwise indicated, Total Net Return represents the annualized inception to June 30, 2022 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of investor cash flows. Initial inception date of cash flows occurred during the Inception Year.

(m)
BPP includes certain vehicles managed as part of the BPP Platform but not classified as Perpetual Capital. As of June 30, 2022, these vehicles represented $3.2 billion of Total Assets Under Management.

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

(o)
The BXMT return reflects annualized market return of a shareholder invested in BXMT since inception through June 30, 2022, assuming reinvestment of all dividends received during the period. Return incorporates the closing NYSE stock price as of June 30, 2022. Total Net Return is from May 22, 2013.

(p)	Including co-investment vehicles that do not pay fees, BIP Total Assets Under Management is $29.7 billion.
(q)
BSCH represents the aggregate Total Assets Under Management and Total Net Return of BSCH I and BSCH II funds that invest as part of the GP Stakes strategy, which targets minority investments in the general partners of private equity and other private-market alternative asset management firms globally. Including co-investment
vehicles that do not pay fees, BSCH Total Assets Under Management is $11.1 billion.

(r)
The BXSL Total Assets Under Management and Total Net Return are presented as of March 31, 2022. BXSL Total Net Return reflects the change in NAV per share, plus distributions per share (assuming dividends and distributions are reinvested in accordance with BXSL’s dividend reinvestment plan) divided by the beginning NAV per share. Total Net Returns are presented on an annualized basis and are from November 20, 2018.

(s)
The BCRED Total Net Return reflects a per share blended return, assuming BCRED had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BCRED. These returns are not representative of the returns experienced by any particular investor or share class. Total Net Returns are presented on an annualized basis and are from January 7, 2021. Total Assets Under Management reflects gross asset value plus amounts borrowed or available to be borrowed under certain credit facilities. BCRED net asset value as of June 30, 2022 was $21.0 billion.

Segment Analysis
Discussed below is our Segment Distributable Earnings for each of our segments. This information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources. References to “our” sectors or investments may also refer to portfolio companies and investments of the underlying funds that we manage.

Real Estate
The following table presents the results of operations for our Real Estate segment:

	Three Months Ended				Six Months Ended
	June 30,		2022 vs. 2021		June 30,		2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$611,751	$453,664	$158,087	35%	$1,191,937	$880,850	$311,087	35%
Transaction and Other Fees, Net	46,974	38,080	8,894	23%	87,459	64,099	23,360	36%
Management Fee Offsets	(689)	(493)	(196)	40%	(1,649)	(2,116)	467	-22%

Total Management Fees, Net	658,036	491,251	166,785	34%	1,277,747	942,833	334,914	36%
Fee Related Performance Revenues	265,507	33,776	231,731	686%	757,024	189,168	567,856	300%
Fee Related Compensation	(273,893)	(121,957)	(151,936)	125%	(618,735)	(310,449)	(308,286)	99%
Other Operating Expenses	(88,329)	(54,760)	(33,569)	61%	(154,332)	(99,122)	(55,210)	56%

Fee Related Earnings	561,321	348,310	213,011	61%	1,261,704	722,430	539,274	75%

Realized Performance Revenues	1,997,720	351,053	1,646,667	469%	2,800,636	439,691	2,360,945	537%
Realized Performance Compensation	(831,402)	(154,928)	(676,474)	437%	(1,121,433)	(177,690)	(943,743)	531%
Realized Principal Investment Income	29,116	28,129	987	4%	83,091	128,949	(45,858)	-36%

Net Realizations	1,195,434	224,254	971,180	433%	1,762,294	390,950	1,371,344	351%

Segment Distributable Earnings	$1,756,755	$572,564	$1,184,191	207%	$3,023,998	$1,113,380	$1,910,618	172%

n/m     Not meaningful.
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Segment Distributable Earnings were $1.8 billion for the three months ended June 30, 2022, an increase of $1.2 billion, or 207%, compared to $572.6 million for the three months ended June 30, 2021. The increase in Segment Distributable Earnings was attributable to increases of $213.0 million in Fee Related Earnings and $971.2 million in Net Realizations.
Segment Distributable Earnings in our Real Estate segment in the second quarter of 2022 were higher compared to the second quarter of 2021. This was primarily driven by increased Net Realizations due to higher Realized Performance Revenues in BREP, as well as increased Fee Related Earnings due to the quarterly crystallization of BREIT performance revenues and growth in

Fee-Earning

Assets Under Management in Core+ real estate and BREDS. Perpetual capital strategies, including certain retail strategies such as BREIT, represent an increasing percentage of our Total Assets Under Management in our Real Estate segment. While in the second quarter we experienced meaningful net inflows, fundraising in our retail strategies moderated and market volatility and investor liquidity needs led to an increase in repurchase requests driven by Asia-based investors. A worsening, or potentially a continuation, of this challenging market environment would adversely affect our net flows in the near term. We believe the long-term trends remain positive, however, with compelling performance, continued inflows, and well-disclosed liquidity and structural protections.
Despite significant market volatility globally, including as a result of the high rate of inflation and escalating interest rates, our real estate business is demonstrating fundamental strength. Select areas, however, are continuing to see challenges. The hospitality sector is experiencing a material growth in wages, but has also benefitted from high demand in travel and the inflationary environment. Our real estate strategies have generally oriented their portfolios in sectors and markets, such as rental housing and logistics, that are better insulated from inflationary pressures because of opportunities for stronger relative cash flow growth. Moreover, our real estate strategies have focused on assets with shorter duration leases, which provide more opportunity to capture growth in an inflationary environment. As a result, such investments have largely been able to offset the pressure of rising inflation and interest rates. Nonetheless, portions of our real estate portfolio have exposure to long-term leases which may be more exposed to rising inflation and interest rates. Additionally, in the second half of 2022 and beyond inflation could be higher than generally anticipated. This is likely to contribute to more significant interest rate hikes and market volatility, which may lead to downward pressure on the value of our real estate portfolio. These factors, in combination with continued uncertainty and a difficult market environment, are likely to lead to muted realizations for some time. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “— A period of economic slowdown, which may be across one or more industries, sectors or geographies, has contributed and could in the future contribute to adverse operating performance for certain of our funds’ investments, which would adversely affect our operating results and cash flows” in our Annual Report on Form
10-K
for the year ended December 31, 2021.
Fee Related Earnings
Fee Related Earnings were $561.3 million for the three months ended June 30, 2022, an increase of $213.0 million, or 61%, compared to $348.3 million for the three months ended June 30, 2021. The increase in Fee Related Earnings was primarily attributable to increases of $231.7 million in Fee Related Performance Revenues and $166.8 million in Management Fees, Net, partially offset by increases of $151.9 million in Fee Related Compensation and $33.6 million in Other Operating Expenses.
Fee Related Performance Revenues were $265.5 million for the three months ended June 30, 2022, an increase of $231.7 million, compared to $33.8 million for the three months ended June 30, 2021. The increase was primarily due to the crystallization of BREIT performance revenues, which, beginning in the three months ended March 31, 2022, crystallizes on a quarterly basis in lieu of annually.
Management Fees, Net were $658.0 million for the three months ended June 30, 2022, an increase of $166.8 million, compared to $491.3 million for the three months ended June 30, 2021, primarily driven by an increase in Base Management Fees. Base Management Fees increased $158.1 million primarily due to
Fee-Earning
Assets Under Management growth in Core+ real estate.
Fee Related Compensation was $273.9 million for the three months ended June 30, 2022, an increase of $151.9 million, compared to $122.0 million for the three months ended June 30, 2021. The increase was primarily due to an increase in Fee Related Performance Revenues and Management Fees, Net, on which a portion of Fee Related Compensation is based.
Other Operating Expenses were $88.3 million for the three months ended June 30, 2022, an increase of $33.6 million, compared to $54.8 million for the three months ended June 30, 2021. The increase was primarily due to travel and entertainment, occupancy and technology related expenses, and professional fees.
Net Realizations
Net Realizations were $1.2 billion for the three months ended June 30, 2022, an increase of $971.2 million, or 433%, compared to $224.3 million for the three months ended June 30, 2021. The increase in Net Realizations was attributable to an increase of $1.6 billion in Realized Performance Revenues, partially offset by an increase of $676.5 million in Realized Performance Compensation.
Realized Performance Revenues were $2.0 billion for the three months ended June 30, 2022, an increase of $1.6 billion, compared to $351.1 million for the three months ended June 30, 2021. The increase was primarily due to higher Realized Performance Revenues in BREP.

Realized Performance Compensation was $831.4 million for the three months ended June 30, 2022, an increase of $676.5 million, compared to $154.9 million for the three months ended June 30, 2021. The increase was primarily due to the increase in Realized Performance Revenues.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Segment Distributable Earnings were $3.0 billion for the six months ended June 30, 2022, an increase of $1.9 billion, or 172%, compared to $1.1 billion for the six months ended June 30, 2021. The increase in Segment Distributable Earnings was attributable to increases of $539.3 million in Fee Related Earnings and $1.4 billion in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $1.3 billion for the six months ended June 30, 2022, an increase of $539.3 million, or 75%, compared to $722.4 million for the six months ended June 30, 2021. The increase in Fee Related Earnings was attributable to increases of $567.9 million in Fee Related Performance Revenues and $334.9 million in Management Fees, Net, partially offset by increases of $308.3 million in Fee Related Compensation and $55.2 million in Other Operating Expenses.
Fee Related Performance Revenues were $757.0 million for the six months ended June 30, 2022, an increase of $567.9 million, compared to $189.2 million for the six months ended June 30, 2021. The increase was primarily due to the crystallization of BREIT performance revenues, which, beginning in the three months ended March 31, 2022, crystallizes on a quarterly basis in lieu of annually.
Management Fees, Net were $1.3 billion for the six months ended June 30, 2022, an increase of $334.9 million, compared to $942.8 million for the six months ended June 30, 2021, primarily driven by an increase in Base Management Fees. Base Management Fees increased $311.1 million primarily due to
Fee-Earning
Assets Under Management growth in Core+ real estate and BREDS.
The annualized Base Management Fee Rate decreased from 1.12% at June 30, 2021 to 1.00% at June 30, 2022. The decrease was primarily due to growth in BREDS insurance vehicles, which have a lower management fee rate.
Fee Related Compensation was $618.7 million for the six months ended June 30, 2022, an increase of $308.3 million, compared to $310.4 million for the six months ended June 30, 2021. The increase was primarily due to an increase in Fee Related Performance Revenues and Management Fees, Net, on which a portion of Fee Related Compensation is based.
Other Operating Expenses were $154.3 million for the six months ended June 30, 2022, an increase of $55.2 million, compared to $99.1 million for the six months ended June 30, 2021. The increase was primarily due to travel and entertainment, occupancy and technology related expenses, and professional fees.
Net Realizations
Net Realizations were $1.8 billion for the six months ended June 30, 2022, an increase of $1.4 billion, or 351%, compared to $391.0 million for the six months ended June 30, 2021. The increase in Net Realizations was attributable to an increase of $2.4 billion in Realized Performance Revenues, partially offset by an increase of $943.7 million in Realized Performance Compensation and a decrease of $45.9 million in Realized Principal Investment Income.
Realized Performance Revenues were $2.8 billion for the six months ended June 30, 2022, an increase of $2.4 billion, compared to $439.7 million for the six months ended June 30, 2021. The increase was primarily due to higher Realized Performance Revenues in BREP.

Realized Performance Compensation was $1.1 billion for the six months ended June 30, 2022, an increase of $943.7 million, compared to $177.7 million for the six months ended June 30, 2021. The increase was primarily due to the increase in Realized Performance Revenues.
Realized Principal Investment Income was $83.1 million for the six months ended June 30, 2022, a decrease of $45.9 million, compared to $128.9 million for the six months ended June 30, 2021. The decrease was primarily due to the segment’s allocation of the gain recognized in connection with the Pátria Sale Transaction during the three months ended March 31, 2021. For additional information, see “— Consolidated Results of Operations — Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
— Revenues.”
Fund Returns
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
The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	Three Months Ended				Six Months Ended				June 30, 2022
	June 30,				June 30,				Inception to Date
	2022		2021		2022		2021		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP VII	1%	1%	7%	6%	9%	7%	11%	9%	30%	22%	22%	15%
BREP VIII	-2%	-2%	12%	10%	12%	10%	17%	13%	36%	28%	25%	18%
BREP IX	-1%	-1%	17%	13%	18%	14%	27%	20%	97%	66%	55%	40%
BREP Europe IV (b)	-2%	-2%	-1%	-1%	2%	-	-1%	-1%	28%	20%	20%	13%
BREP Europe V (b)	-	-	6%	5%	6%	5%	10%	8%	52%	43%	19%	14%
BREP Europe VI (b)	1%	-	11%	8%	11%	8%	19%	13%	103%	75%	42%	28%
BREP Asia I	-3%	-3%	5%	4%	-	-	20%	16%	27%	20%	19%	13%
BREP Asia II	-4%	-4%	4%	3%	-	-1%	16%	10%	69%	48%	17%	10%
BREP Co-Investment (c)	-	-	17%	17%	22%	21%	24%	22%	18%	16%	18%	16%
BPP (d)	2%	1%	4%	4%	12%	11%	6%	5%	n/a	n/a	14%	12%
BREIT (e)	n/a	2%	n/a	7%	n/a	7%	n/a	12%	n/a	n/a	n/a	13%
BREDS High-Yield (f)	-2%	-2%	4%	3%	-	-1%	9%	7%	15%	10%	14%	10%
BXMT (g)	n/a	-11%	n/a	5%	n/a	-7%	n/a	20%	n/a	n/a	n/a	9%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.
(b)	Euro-based internal rates of return.
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

Funds With Closed Investment Periods
The Real Estate segment has eleven funds with closed investment periods as of June 30, 2022: BREP VIII, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe V, BREP Europe IV, BREP Europe III, BREP Asia II, BREP Asia I and BREDS III. As of June 30, 2022, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe IV and BREP Europe III were above their carried interest thresholds (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would have been above their carried interest thresholds even if all remaining investments were valued at zero. BREP VIII, BREP Europe V, BREP Asia II, BREP Asia I and BREDS III were above their carried interest thresholds. Funds are considered above their carried interest thresholds based on the aggregate fund position, although individual limited partners may be below their respective carried interest thresholds in certain funds.

Private Equity
The following table presents the results of operations for our Private Equity segment:

	Three Months Ended				Six Months Ended
	June 30,		2022 vs. 2021		June 30,		2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%

	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees	$433,459	$364,606	$68,853	19%	$854,931	$742,266	$112,665	15%
Transaction, Advisory and Other Fees, Net	27,551	32,272	(4,721)	-15%	40,209	74,979	(34,770)	-46%
Management Fee Offsets	(23,157)	(3,601)	(19,556)	543%	(50,299)	(17,520)	(32,779)	187%

Total Management and Advisory Fees, Net	437,853	393,277	44,576	11%	844,841	799,725	45,116	6%
Fee Related Performance Revenues	-	-	-	n/a	(648)	-	(648)	n/m
Fee Related Compensation	(152,622)	(136,767)	(15,855)	12%	(303,672)	(277,364)	(26,308)	9%
Other Operating Expenses	(83,233)	(61,041)	(22,192)	36%	(150,977)	(112,096)	(38,881)	35%

Fee Related Earnings	201,998	195,469	6,529	3%	389,544	410,265	(20,721)	-5%

Realized Performance Revenues	122,884	383,010	(260,126)	-68%	573,122	638,855	(65,733)	-10%
Realized Performance Compensation	(57,380)	(159,375)	101,995	-64%	(264,083)	(270,584)	6,501	-2%
Realized Principal Investment Income	8,904	27,796	(18,892)	-68%	74,342	143,199	(68,857)	-48%

Net Realizations	74,408	251,431	(177,023)	-70%	383,381	511,470	(128,089)	-25%

Segment Distributable Earnings	$276,406	$446,900	$(170,494)	-38%	$772,925	$921,735	$(148,810)	-16%

n/m     Not meaningful.
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Segment Distributable Earnings were $276.4 million for the three months ended June 30, 2022, a decrease of $170.5 million, compared to $446.9 million for the three months ended June 30, 2021. The decrease in Segment Distributable Earnings was attributable to a decrease of $177.0 million in Net Realizations, partially offset by an increase of $6.5 million in Fee Related Earning.
Segment Distributable Earnings in our Private Equity segment in the second quarter of 2022 were lower compared to the second quarter of 2021. This was primarily driven by a decrease in Net Realizations, partially offset by an increase in Fee Related Earnings. The high rate of inflation, supply chain issues and heightened energy prices and input costs, including wages and materials, have continued to put profit margin pressure on our private equity portfolio companies, such as those in the manufacturing sector, that have high exposure to these input costs. The impact of such pressures, however, on our overall private equity portfolio has been to some extent mitigated by its focus on investing in companies that are less impacted by rising input costs or that benefit from pricing power. In addition, higher than expected rates of inflation and the expectation of significant interest rate increases in 2022 have contributed and are likely to continue to contribute to significant market volatility. This has disproportionately impacted the value of future cash flows of technology and growth companies, whose values fell materially in the second quarter of 2022. These companies may be subject to continued depressed, or even further declines in, values in a challenging market environment. Continued uncertainty and a difficult market environment are likely to lead to muted realizations for some time and negatively impact Segment Distributable Earnings in our Private Equity segment. Moreover, in private equity, we are facing an increasingly competitive fundraising environment, as well as certain limited partners being subject to allocation constraints due to private equity’s relative strong performance.

In energy, favorable market conditions contributed to a meaningful increase in the value of certain energy investments, as energy, oil and gas prices continued to increase in the second quarter of 2022. This short-term trend, in part due to decreased supply because of the ongoing war between Russia and Ukraine and heightened global demand, has had a positive impact on our energy portfolio. Beyond this short-term trend, however, increased scrutiny from regulators, investors and other market participants on the climate impact of oil and gas energy investments has weakened long-term market fundamentals for traditional energy. The persistence of these weakened market fundamentals could negatively impact the performance of certain investments in our energy and corporate private equity funds. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — An increase in interest rates and other changes in the financial markets could negatively impact the values of certain assets or investments and the ability of our funds and their portfolio companies to access the capital markets on attractive terms, which could adversely affect investment and realization opportunities, lead to lower-yielding investments and potentially decrease our net income,” “— Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “— A period of economic slowdown, which may be across one or more industries, sectors or geographies, has contributed and could in the future contribute to adverse operating performance for certain of our funds’ investments, which would adversely affect our operating results and cash flows” in our Annual Report on Form
10-K
for the year ended December 31, 2021.
Fee Related Earnings
Fee Related Earnings were $202.0 million for the three months ended June 30, 2022, an increase of $6.5 million, compared to $195.5 million for the three months ended June 30, 2021. The increase in Fee Related Earnings was attributable to an increase of $44.6 million in Management and Advisory Fees, Net, partially offset by increases of $22.2 million in Other Operating Expenses and $15.9 million in Fee Related Compensation.
Management and Advisory Fees, Net were $437.9 million for the three months ended June 30, 2022, an increase of $44.6 million, compared to $393.3 million for the three months ended June 30, 2021, primarily driven by an increase in Base Management Fees, partially offset by an increase in Management Fee Offsets. Base Management Fees increased $68.9 million primarily due to (a) the commencement of Strategic Partners IX’s investment period during the three months ended December 31, 2021 and
(b) Fee-Earning
Assets Under Management Growth in BIP. Management Fee Offsets increased $19.6 million primarily due to the launch of Strategic Partners IX during the three months ended December 31, 2021.
Other Operating Expenses were $83.2 million for the three months ended June 30, 2022, an increase of $22.2 million, compared to $61.0 million for the three months ended June 30, 2021. The increase was primarily due to travel and entertainment, occupancy and technology related expenses, and professional fees.
Fee Related Compensation was $152.6 million for the three months ended June 30, 2022, an increase of $15.9 million, compared to $136.8 million for the three months ended June 30, 2021. The increase was primarily due to an increase in Base Management Fees on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $74.4 million for the three months ended June 30, 2022, a decrease of $177.0 million, compared to $251.4 million for the three months ended June 30, 2021. The decrease in Net Realizations was attributable to decreases of $260.1 million in Realized Performance Revenues and $18.9 million in Realized Principal Investment Income, partially offset by a decrease of $102.0 million in Realized Performance Compensation.

Realized Performance Revenues were $122.9 million for the three months ended June 30, 2022, a decrease of $260.1 million, compared to $383.0 million for the three months ended June 30, 2021. The decrease was primarily due to lower Realized Performance Revenues in corporate private equity and Tactical Opportunities.
Realized Principal Investment Income was $8.9 million for the three months ended June 30, 2022, a decrease of $18.9 million, compared to $27.8 million for the three months ended June 30, 2021. The decrease was primarily due to a decrease of Realized Principal Investment Income in corporate private equity.
Realized Performance Compensation was $57.4 million for the three months ended June 30, 2022, a decrease of $102.0 million, compared to $159.4 million for the three months ended June 30, 2021. The decrease was primarily due to the decrease in Realized Performance Revenues.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Segment Distributable Earnings were $772.9 million for the six months ended June 30, 2022, a decrease of $148.8 million, compared to $921.7 million for the six months ended June 30, 2021. The decrease in Segment Distributable Earnings was attributable to decreases of $20.7 million in Fee Related Earnings and $128.1 million in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $389.5 million for the six months ended June 30, 2022, a decrease of $20.7 million, compared to $410.3 million for the six months ended June 30, 2021. The decrease in Fee Related Earnings was attributable to increases of $38.9 million in Other Operating Expenses and $26.3 million in Fee Related Compensation, partially offset by an increase of $45.1 million in Management and Advisory Fees, Net.
Other Operating Expenses were $151.0 million for the six months ended June 30, 2022, an increase of $38.9 million, compared to $112.1 million for the six months ended June 30, 2021. The increase was primarily due to travel and entertainment, occupancy and technology related expenses, and professional fees.
Fee Related Compensation was $303.7 million for the six months ended June 30, 2022, an increase of $26.3 million, compared to $277.4 million for the six months ended June 30, 2021. The increase was primarily due to an increase in Base Management Fees on which a portion of Fee Related Compensation is based.
Management and Advisory Fees, Net were $844.8 million for the six months ended June 30, 2022, an increase of $45.1 million, compared to $799.7 million for the six months ended June 30, 2021, primarily driven by an increase in Base Management Fees, partially offset by a decrease in Transaction, Advisory and Other Fees, Net and an increase in Management Fee Offsets. Base Management Fees increased $112.7 million primarily due to (a) the commencement of Strategic Partners GP Solutions and Strategic Partners IX’s investment periods during the three months ended June 30, 2021 and the three months ended December 31, 2021, respectively, and
(b) Fee-Earning
Assets Under Management Growth in BIP, partially offset by (c) the end of BXG’s fee holiday during the three months ended March 31, 2021. Transaction, Advisory and Other Fees, Net decreased $34.8 million primarily due to deal activity in BXCM. Management Fee Offsets increased $32.8 million primarily due to the launch of Strategic Partners IX during the three months ended December 31, 2021.
Net Realizations
Net Realizations were $383.4 million for the six months ended June 30, 2022, a decrease of $128.1 million, compared to $511.5 million for the six months ended June 30, 2021. The decrease in Net Realizations was attributable to decreases of $68.9 million in Realized Principal Investment Income and $65.7 million in Realized Performance Revenues.

Realized Principal Investment Income was $74.3 million for the six months ended June 30, 2022, a decrease of $68.9 million, compared to $143.2 million for the six months ended June 30, 2021. The decrease was primarily due to the segment’s allocation of the gain recognized in connection with the Pátria Sale Transaction during the three months ended March 31, 2021. For additional information, see “— Consolidated Results of Operations — Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
— Revenues.”
Realized Performance Revenues were $573.1 million for the six months ended June 30, 2022, a decrease of $65.7 million, compared to $638.9 million for the six months ended June 30, 2021. The decrease was primarily due to lower Realized Performance Revenues in Tactical Opportunities, partially offset by higher Realized Performance Revenues in Strategic Partners.
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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended				Six Months Ended				June 30, 2022
	June 30,				June 30,				Inception to Date
	2022		2021		2022		2021		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP V	2%	-	3%	1%	19%	12%	148%	69%	10%	8%	10%	8%
BCP VI	-6%	-6%	4%	4%	-3%	-2%	15%	13%	21%	17%	17%	12%
BCP VII	-10%	-9%	14%	12%	-10%	-9%	29%	23%	44%	36%	22%	16%
BCP VIII	-4%	-5%	n/m	n/m	-1%	-2%	n/m	n/m	291%	123%	46%	25%
BEP I	5%	4%	13%	10%	32%	25%	53%	42%	18%	13%	15%	12%
BEP II	6%	6%	15%	14%	25%	24%	40%	38%	5%	2%	11%	8%
BEP III	-4%	-4%	24%	14%	5%	2%	59%	40%	169%	113%	68%	41%
BCP Asia I	-26%	-25%	60%	52%	-33%	-31%	88%	75%	146%	109%	58%	41%
BCEP I (b)	-	-	11%	10%	5%	4%	29%	27%	58%	52%	28%	25%
Tactical Opportunities	-2%	-3%	8%	6%	-	-1%	27%	21%	22%	17%	16%	12%
Tactical Opportunities Co-Investment and Other	-	-	7%	6%	-	2%	21%	18%	19%	18%	22%	19%
BXG I	-8%	-8%	n/m	n/m	-14%	-13%	n/m	n/m	n/m	n/m	11%	2%
Strategic Partners VI (c)	-1%	-1%	16%	15%	4%	4%	27%	24%	n/a	n/a	20%	15%
Strategic Partners VII (c)	1%	1%	20%	19%	5%	5%	34%	31%	n/a	n/a	27%	22%
Strategic Partners Real Assets II (c)	12%	10%	5%	4%	15%	13%	7%	6%	n/a	n/a	21%	17%
Strategic Partners VIII (c)	2%	1%	24%	22%	8%	6%	49%	41%	n/a	n/a	62%	50%
Strategic Partners Real Estate, SMA and Other (c)	2%	2%	7%	7%	13%	13%	14%	14%	n/a	n/a	22%	19%
Infra III (c)	22%	21%	n/m	n/m	40%	29%	n/m	n/m	n/a	n/a	137%	80%
BIP	-4%	-3%	13%	12%	9%	7%	39%	32%	n/a	n/a	23%	17%
Clarus IV	3%	2%	5%	4%	3%	2%	18%	14%	30%	23%	24%	15%
BXLS V	6%	4%	n/m	n/m	1%	-3%	n/m	n/m	n/a	n/a	17%	1%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.
(b)	BCEP is a core private equity strategy which invests with a more modest risk profile and longer hold period than traditional private equity.
(c)
Realizations are treated as return of capital until fully recovered and therefore inception to date realized returns are not applicable. Returns are calculated from results that are reported on a three month lag from Strategic Partners’ fund financial statements and therefore do not include the impact of economic and market activities in the current quarter.

Funds With Closed Investment Periods
The corporate private equity funds within the Private Equity segment have nine funds with closed investment periods: BCP IV, BCP V, BCP VI, BCP VII, BCOM, BEP I, BEP II, BCEP I and BCP Asia I. As of June 30, 2022, BCP IV was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes, the BCP V “main fund” and
BCP V-AC
fund. Within these fund classes, the general partner is subject to equalization such that (a) the general partner accrues carried interest when the respective carried interest for either fund class is positive and (b) the general partner realizes carried interest so long as clawback obligations, if any, for either of the respective fund classes are fully satisfied. BCP V, BCP VI, BCP VII, BCOM, BEP I, BEP II, BCEP I and BCP Asia I were above their respective carried interest thresholds. Funds are considered above their carried interest thresholds based on the aggregate fund position, although individual limited partners may be below their respective carried interest thresholds in certain funds. We are entitled to retain previously realized carried interest up to 20% of BCOM’s net gains. As a result, Performance Revenues are recognized from BCOM on current period gains and losses.
Hedge Fund Solutions
The following table presents the results of operations for our Hedge Fund Solutions segment:

	Three Months Ended				Six Months Ended
	June 30,		2022 vs. 2021		June 30,		2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$145,077	$155,244	$(10,167)	-7%	$290,123	$305,777	$(15,654)	-5%
Transaction and Other Fees, Net	3,450	1,558	1,892	121%	4,919	5,904	(985)	-17%
Management Fee Offsets	(40)	(203)	163	-80%	(109)	(261)	152	-58%

Total Management Fees, Net	148,487	156,599	(8,112)	-5%	294,933	311,420	(16,487)	-5%
Fee Related Compensation	(57,863)	(38,638)	(19,225)	50%	(105,098)	(77,488)	(27,610)	36%
Other Operating Expenses	(26,066)	(21,873)	(4,193)	19%	(49,250)	(41,045)	(8,205)	20%

Fee Related Earnings	64,558	96,088	(31,530)	-33%	140,585	192,887	(52,302)	-27%

Realized Performance Revenues	7,197	17,056	(9,859)	-58%	36,110	48,629	(12,519)	-26%
Realized Performance Compensation	(2,083)	(5,626)	3,543	-63%	(11,083)	(12,534)	1,451	-12%
Realized Principal Investment Income (Loss)	(1,530)	2,125	(3,655)	n/m	13,371	37,675	(24,304)	-65%

Net Realizations	3,584	13,555	(9,971)	-74%	38,398	73,770	(35,372)	-48%

Segment Distributable Earnings	$68,142	$109,643	$(41,501)	-38%	$178,983	$266,657	$(87,674)	-33%

n/m     Not meaningful.
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Segment Distributable Earnings were $68.1 million for the three months ended June 30, 2022, a decrease of $41.5 million, compared to $109.6 million for the three months ended June 30, 2021. The decrease in Segment Distributable Earnings was attributable to decreases of $31.5 million in Fee Related Earnings and $10.0 million in Net Realizations.

Segment Distributable Earnings in our Hedge Fund Solutions segment in the second quarter of 2022 were lower compared to the second quarter of 2021. This decrease was primarily driven by decreases in Fee Related Earnings and Net Realizations. Strategies across our Hedge Fund Solutions segment navigated a period of significant market volatility caused by high inflation and escalating interest rates to generally outperform the broader market. Despite such a challenging environment adversely impacting the performance of some of the underlying managers in our Hedge Fund Solutions segment, the segment demonstrated significantly less volatility than the broader markets in the second quarter of 2022 and an ability to provide downside protection in a difficult global market environment. Segment Distributable Earnings in the Hedge Fund Solutions segment would likely be negatively impacted by a significant or sustained weak market environment or decline in asset prices, including as a result of concerns over macroeconomic and geopolitical factors such as the war between Russia and Ukraine, or by withdrawal of assets by investors as a result of liquidity needs, performance or other reasons.
Prior to the recent meaningful equity market volatility, the equity market environment has in recent years generally been characterized by relatively low volatility, which could result in investors continuing to seek to reallocate capital away from traditional hedge fund strategies. Our Hedge Fund Solutions segment operates multiple business lines, manages strategies that are both long and short asset classes and generates a majority of its revenue through management fees. In that regard, the segment’s revenues depend in part on our ability to successfully grow such existing diverse business lines and strategies and to identify and scale new ones to meet evolving investor appetites. In recent years we have shifted the mix of our product offerings to include more products whose performance-based fees represent a more significant proportion of the fees earned from such products than has historically been the case. In addition, given market turbulence, we expect fundraising in our Hedge Fund Solutions segment to continue, but potentially at a slower pace, which may result in a delay in management fees. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “— A period of economic slowdown, which may be across one or more industries, sectors or geographies, has contributed and could in the future contribute to adverse operating performance for certain of our funds’ investments, which would adversely affect our operating results and cash flows” in our Annual Report on Form
10-K
for the year ended December 31, 2021.
Fee Related Earnings
Fee Related Earnings were $64.6 million for the three months ended June 30, 2022, a decrease of $31.5 million, compared to $96.1 million for the three months ended June 30, 2021. The decrease in Fee Related Earnings was primarily attributable to decreases of $19.2 million in Fee Related Compensation and $8.1 million in Management Fees, Net.
Fee Related Compensation was $57.9 million for the three months ended June 30, 2022, an increase of $19.2 million, compared to $38.6 million for the three months ended June 30, 2021. The increase was primarily due to changes in compensation accruals.
Management Fees, Net were $148.5 million for the three months ended June 30, 2022, a decrease of $8.1 million, compared to $156.6 million for the three months ended June 30, 2021, primarily due to a decrease in Base Management Fees. Base Management Fees decreased $10.2 million primarily driven by a decrease in
Fee-Earning
Assets Under Management in customized solutions and commingled products.
Net Realizations
Net Realizations were $3.6 million for the three months ended June 30, 2022, a decrease of $10.0 million, compared to $13.6 million for the three months ended June 30, 2021. The decrease in Net Realizations was primarily attributable to decreases of $9.9 million in Realized Performance Revenues and $3.7 million in Realized Principal Investment Income (Loss), partially offset by a decrease of $3.5 million in Realized Performance Compensation.

Realized Performance Revenues were $7.2 million for the three months ended June 30, 2022, a decrease of $9.9 million, compared to $17.1 million for the three months ended June 30, 2021. The decrease was primarily due to lower Realized Performance Revenues in our customized solutions and commingled products.
Realized Principal Investment Income (Loss) was $(1.5) million for the three months ended June 30, 2022, a decrease of $3.7 million, compared to $2.1 million for the three months ended June 30, 2021. The decrease was primarily due to lower Realized Principal Investment Income in individual investor and specialized solutions.
Realized Performance Compensation was $2.1 million for the three months ended June 30, 2022, a decrease of $3.5 million, compared to $5.6 million for the three months ended June 30, 2021. The decrease was primarily due to the decrease in Realized Performance Revenues.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Segment Distributable Earnings were $179.0 million for the six months ended June 30, 2022, a decrease of $87.7 million, compared to $266.7 million for the six months ended June 30, 2021. The decrease in Segment Distributable Earnings was attributable to decreases of $52.3 million in Fee Related Earnings and $35.4 million in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $140.6 million for the six months ended June 30, 2022, a decrease of $52.3 million, compared to $192.9 million for the six months ended June 30, 2021. The decrease in Fee Related Earnings was attributable to an increase of $27.6 million in Fee Related Compensation and a decrease of $16.5 million in Management Fees, Net.
Fee Related Compensation was $105.1 million for the six months ended June 30, 2022, an increase of $27.6 million, compared to $77.5 million for the six months ended June 30, 2021. The increase was primarily due to changes in compensation accruals.
Management Fees, Net were $294.9 million for the six months ended June 30, 2022, a decrease of $16.5 million, compared to $311.4 million for the six months ended June 30, 2021, primarily due to a decrease in Base Management Fees. Base Management Fees decreased $15.7 million primarily driven by a decrease in
Fee-Earning
Assets Under Management in customized solutions and commingled products.
Net Realizations
Net Realizations were $38.4 million for the six months ended June 30, 2022, a decrease of $35.4 million, compared to $73.8 million for the six months ended June 30, 2021. The decrease in Net Realizations was attributable to decreases of $24.3 million in Realized Principal Investment Income and $12.5 million in Realized Performance Revenues.
Realized Principal Investment Income (Loss) was $13.4 million for the six months ended June 30, 2022, a decrease of $24.3 million, compared to $37.7 million for the six months ended June 30, 2021. The decrease was primarily due to the segment’s allocation of the gain recognized in connection with the Pátria Sale Transaction during the three months ended March 31, 2021. For additional information, see “— Consolidated Results of Operations — Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
— Revenues.”

Realized Performance Revenues were $36.1 million for the six months ended June 30, 2022, a decrease of $12.5 million, compared to $48.6 million for the six months ended June 30, 2021. The decrease was primarily due to lower Realized Performance Revenues in customized solutions and commingled products, partially offset by increased Realized Performance Revenues in individual investor and specialized solutions.
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
The following table presents the return information of the BAAM Principal Solutions Composite:

	Three				Six				Average Annual Returns (a)
	Months Ended June 30,				Months Ended June 30,				Periods Ended June 30, 2022
	2022		2021		2022		2021		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Principal Solutions Composite (b)	1%	-	3%	3%	2%	1%	6%	5%	4%	3%	6%	5%	6%	5%	7%	6%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
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

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance Eligible Assets Under Management		Estimated % Above High Water Mark/ Benchmark (a)
	As of June 30,		As of June 30,
	2022	2021	2022	2021

	(Dollars in Thousands)
Hedge Fund Solutions Managed Funds (b)	$48,902,089	$44,660,713	64%	93%

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

(b)
For the Hedge Fund Solutions managed funds, at June 30, 2022, the incremental appreciation needed for the 36% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $834.1 million, an increase of $572.5 million, compared to $261.5 million at June 30, 2021. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks as of June 30, 2022, 93% were within 5% of reaching their respective High Water Mark.

Credit & Insurance
The following table presents the results of operations for our Credit & Insurance segment:

	Three Months Ended				Six Months Ended
	June 30,		2022 vs. 2021		June 30,		2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$306,589	$166,537	$140,052	84%	$599,034	$328,448	$270,586	82%
Transaction and Other Fees, Net	7,117	6,215	902	15%	16,514	11,783	4,731	40%
Management Fee Offsets	(1,165)	(1,137)	(28)	2%	(2,784)	(3,262)	478	-15%

Total Management Fees, Net	312,541	171,615	140,926	82%	612,764	336,969	275,795	82%
Fee Related Performance Revenues	81,086	15,113	65,973	437%	148,282	28,889	119,393	413%
Fee Related Compensation	(137,035)	(78,023)	(59,012)	76%	(264,379)	(155,194)	(109,185)	70%
Other Operating Expenses	(63,882)	(44,504)	(19,378)	44%	(121,049)	(91,339)	(29,710)	33%

Fee Related Earnings	192,710	64,201	128,509	200%	375,618	119,325	256,293	215%

Realized Performance Revenues	78,973	41,819	37,154	89%	109,716	67,086	42,630	64%
Realized Performance Compensation	(36,109)	(18,342)	(17,767)	97%	(49,495)	(28,387)	(21,108)	74%
Realized Principal Investment Income	7,019	5,082	1,937	38%	29,800	51,465	(21,665)	-42%

Net Realizations	49,883	28,559	21,324	75%	90,021	90,164	(143)	-

Segment Distributable Earnings	$242,593	$92,760	$149,833	162%	$465,639	$209,489	$256,150	122%

n/m     Not meaningful.
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Segment Distributable Earnings were $242.6 million for the three months ended June 30, 2022, an increase of $149.8 million, or 162%, compared to $92.8 million for the three months ended June 30, 2021. The increase in Segment Distributable Earnings was attributable to increases of $128.5 million in Fee Related Earnings and $21.3 million in Net Realizations.
Segment Distributable Earnings in our Credit & Insurance segment in the second quarter of 2022 were higher compared to the second quarter of 2021, driven by an increase in Fee Related Earnings and an increase in Net Realizations. While public spreads widened amid market volatility and heightened uncertainty, generally healthy economic activity and solid underlying company performance favorably impacted returns in our private credit strategies. Perpetual capital strategies, including certain retail strategies such as BCRED, represent an increasing percentage of our Total Assets Under Management in our Credit & Insurance segment. While in the second quarter we experienced meaningful net inflows, fundraising in our retail strategies moderated and market volatility and investor liquidity needs led to an increase in repurchase requests. A worsening, or potentially a continuation, of this challenging market environment would adversely affect our net flows in the near term. We believe the long-term trends, however, remain positive.
In the U.S., rising interest rates and the resulting higher cost of capital has the potential to negatively impact the free cash flow and credit quality of certain borrowers. In addition, rising costs resulting from supply chain issues and heightened energy prices and input costs are contributing to margin pressures at certain of our Credit & Insurance segment investments. Such investments would continue to be negatively impacted by a sustained high rate of inflation if they are unable to mitigate margin pressures, especially if concurrent with an increase in their debt service costs. If higher than expected rates of inflation and expected significant interest rate increases in 2022 occur concurrently with a period of economic weakness or a slowdown in growth, portfolio performance in our

Credit & Insurance segment may be negatively impacted. Although rising interest rates have the potential to negatively impact the financial performance of certain borrowers, we believe our current debt portfolio’s performance may benefit from increased interest rates because a substantial majority of the portfolio is senior secured with relatively low loan-to-value,
floating rate and/or short duration. Nonetheless, significant market dislocation could limit the liquidity of certain assets traded in the credit markets, and this would impact our funds’ ability to sell such assets at attractive prices or in a timely manner.
In energy, oil and gas prices continued to increase meaningfully in the second quarter of 2022, in part due to decreased supply as a result of the ongoing war between Russia and Ukraine and heightened global demand. This short-term trend has had a positive impact on our energy portfolio. Beyond this short-term trend, however, increased scrutiny from regulators, investors and other market participants on the climate impact of oil and gas energy investments has weakened long-term market fundamentals for traditional energy. The persistence of these weakened market fundamentals could negatively impact the performance of certain investments in our credit funds, although our funds actively managed exposure to upstream energy through exits of certain investments in 2021. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “— A period of economic slowdown, which may be across one or more industries, sectors or geographies, has contributed and could in the future contribute to adverse operating performance for certain of our funds’ investments, which would adversely affect our operating results and cash flows.” in our Annual Report on Form
10-K
for the year ended December 31, 2021.
Fee Related Earnings
Fee Related Earnings were $192.7 million for the three months ended June 30, 2022, an increase of $128.5 million, or 200%, compared to $64.2 million for the three months ended June 30, 2021. The increase in Fee Related Earnings was primarily attributable to increases of $140.9 million in Management Fees, Net and $66.0 million in Fee Related Performance Revenues, partially offset by increases of $59.0 million in Fee Related Compensation and $19.4 million in Other Operating Expenses.
Management Fees, Net were $312.5 million for the three months ended June 30, 2022, an increase of $140.9 million, compared to $171.6 million for the three months ended June 30, 2021, primarily driven by an increase in Base Management Fees. Base Management Fees increased $140.1 million primarily due to an increase in inflows in BCRED and BIS.
Fee Related Performance Revenues were $81.1 million for the three months ended June 30, 2022, an increase of $66.0 million, compared to $15.1 million for the three months ended June 30, 2021. The increase was primarily due to performance and growth in BCRED, including the expiration of BCRED’s fee holiday during the three months ended September 30, 2021.
Fee Related Compensation was $137.0 million for the three months ended June 30, 2022, an increase of $59.0 million, compared to $78.0 million for the three months ended June 30, 2021. The increase was primarily due to increases in Management Fees, Net and Fee Related Performance Revenues, on which a portion of Fee Related Compensation is based.
Other Operating Expenses were $63.9 million for the three months ended June 30, 2022, an increase of $19.4 million, compared to $44.5 million for the three months ended June 30, 2021. The increase was primarily due to travel and entertainment, occupancy and technology related expenses.

Net Realizations
Net Realizations were $49.9 million for the three months ended June 30, 2022, an increase of $21.3 million, or 75%, compared to $28.6 million for the three months ended June 30, 2021. The increase in Net Realizations was primarily attributable to an increase of $37.2 million in Realized Performance Revenues, partially offset by an increase of $17.8 million in Realized Performance Compensation.
Realized Performance Revenues were $79.0 million for the three months ended June 30, 2022, an increase of $37.2 million, compared to $41.8 million for the three months ended June 30, 2021. The increase was primarily due to increases in our mezzanine opportunistic funds, energy strategies and direct lending separately managed accounts.
Realized Performance Compensation was $36.1 million for the three months ended June 30, 2022, an increase of $17.8 million, compared to $18.3 million for the three months ended June 30, 2021. The increase was primarily due to the increase in Realized Performance Revenues.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Segment Distributable Earnings were $465.6 million for the six months ended June 30, 2022, an increase of $256.2 million, or 122%, compared to $209.5 million for the six months ended June 30, 2021. The increase in Segment Distributable Earnings was attributable to an increase of $256.3 million in Fee Related Earnings, partially offset by a decrease of $0.1 million in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $375.6 million for the six months ended June 30, 2022, an increase of $256.3 million, or 215%, compared to $119.3 million for the six months ended June 30, 2021. The increase in Fee Related Earnings was attributable to increases of $275.8 million in Management Fees, Net and $119.4 million in Fee Related Performance Revenues, partially offset by increases of $109.2 million in Fee Related Compensation and $29.7 million in Other Operating Expenses.
Management Fees, Net were $612.8 million for the six months ended June 30, 2022, an increase of $275.8 million, compared to $337.0 million for the six months ended June 30, 2021, primarily driven by an increase in Base Management Fees. Base Management Fees increased $270.6 million primarily due to an increase in inflows in BCRED and BIS.
Fee Related Performance Revenues were $148.3 million for the six months ended June 30, 2022, an increase of $119.4 million, compared to $28.9 million for the six months ended June 30, 2021. The increase was primarily due to performance and growth in BCRED, including the expiration of BCRED’s fee holiday during the three months ended September 30, 2021.
Fee Related Compensation was $264.4 million for the six months ended June 30, 2022, an increase of $109.2 million, compared to $155.2 million for the six months ended June 30, 2021. The increase was primarily due to increases in Management Fees, Net and Fee Related Performance Revenues, on which a portion of Fee Related Compensation is based.
Other Operating Expenses were $121.0 million for the six months ended June 30, 2022, an increase of $29.7 million, compared to $91.3 million for the six months ended June 30, 2021. The increase was primarily due to travel and entertainment, occupancy and technology related expenses.

Net Realizations
Net Realizations were $90.0 million for the six months ended June 30, 2022, a decrease of $0.1 million, compared to $90.2 million for the six months ended June 30, 2021. The decrease in Net Realizations was attributable to a decrease of $21.7 million in Realized Principal Investment Income and an increase of $21.1 million in Realized Performance Compensation, partially offset by an increase of $42.6 million in Realized Performance Revenues.
Realized Principal Investment Income was $29.8 million for the six months ended June 30, 2022, a decrease of $21.7 million, compared to $51.5 million for the six months ended June 30, 2021. The decrease was primarily due to the segment’s allocation of the gain recognized in connection with the Pátria Sale Transaction during the three months ended March 31, 2021. For additional information, see “— Consolidated Results of Operations — Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
— Revenues.”
Realized Performance Compensation was $49.5 million for the six months ended June 30, 2022, an increase of $21.1 million, compared to $28.4 million for the six months ended June 30, 2021. The increase was primarily due to the increase in Realized Performance Revenues.
Realized Performance Revenues were $109.7 million for the six months ended June 30, 2022, an increase of $42.6 million, compared to $67.1 million for the six months ended June 30, 2021. The increase was primarily due to higher realized carry interest in our energy strategies and our direct lending separately managed accounts.
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
The following table presents the return information for the Private Credit and Liquid Credit composites:

	Three Months Ended June 30,				Six Months Ended June 30,				June 30, 2022
	2022		2021		2022		2021		Inception to Date
Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Private Credit (b)(c)	-	-1%	5%	4%	2%	-	12%	10%	11%	7%
Liquid Credit (b)	-5%	-6%	2%	2%	-6%	-6%	3%	3%	5%	4%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Allocations, net of tax advances.
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

(c)
Effective June 30, 2022, for Euro-denominated funds included in the Private Credit composite return, cash flows are translated using a historical rate instead of the daily spot rate to more closely reflect the actual performance of foreign-denominated funds in the composite returns. Under the prior methodology, gross and net returns would have been (1)% and (1)%, 1% and 0%, and 11% and 7% for the three months ended, six months ended and inception to date periods ended June 30, 2022, respectively. Prior periods have been recast but such recast did not change the returns presented herein.

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance Eligible Assets Under Management		Estimated % Above High Water Mark/ Hurdle (a)
	As of June 30,		As of June 30,
	2022	2021	2022	2021

	(Dollars in Thousands)
Credit & Insurance (b)	$80,993,494	$42,210,582	92%	76%

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

(b)
For the Credit & Insurance managed funds, at June 30, 2022, the incremental appreciation needed for the 8% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles to reach their respective High Water Marks/Hurdles was $2.3 billion, a decrease of $(174.3) million, compared to $2.4 billion at June 30, 2021. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles as of June 30, 2022, 35% were within 5% of reaching their respective High Water Mark.

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

The following table is a reconciliation of Net Income (Loss) Attributable to Blackstone Inc. to Distributable Earnings, Total Segment Distributable Earnings, Fee Related Earnings and Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(Dollars in Thousands)
Net Income (Loss) Attributable to Blackstone Inc.	$(29,393)	$1,309,152	$1,187,481	$3,057,024
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	(35,521)	1,116,193	1,023,792	2,351,977
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	(216,707)	431,516	(332)	818,366
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	25,875	637	30,927	1,266

Net Income (Loss)	(255,746)	2,857,498	2,241,868	6,228,633
Provision for Taxes	36,514	288,250	519,795	287,803

Net Income (Loss) Before Provision for Taxes	(219,232)	3,145,748	2,761,663	6,516,436
Transaction-Related Charges (a)	25,141	35,533	50,474	63,421
Amortization of Intangibles (b)	17,044	17,044	34,088	34,168
Impact of Consolidation (c)	190,832	(432,153)	(30,595)	(819,632)
Unrealized Performance Revenues (d)	3,467,668	(2,697,170)	2,174,618	(5,161,667)
Unrealized Performance Allocations Compensation (e)	(1,386,543)	1,150,219	(914,259)	2,200,188
Unrealized Principal Investment (Income) Loss (f)	203,288	(104,658)	176,530	(528,592)
Other Revenues (g)	(155,704)	(27,870)	(228,523)	(88,143)
Equity-Based Compensation (h)	195,644	121,422	397,189	265,694
Administrative Fee Adjustment (i)	2,476	2,551	4,961	5,259
Taxes and Related Payables (j)	(354,789)	(140,673)	(502,441)	(224,895)

Distributable Earnings	1,985,825	1,069,993	3,923,705	2,262,237
Taxes and Related Payables (j)	354,789	140,673	502,441	224,895
Net Interest and Dividend Loss (k)	3,282	11,201	15,399	24,129

Total Segment Distributable Earnings	2,343,896	1,221,867	4,441,545	2,511,261
Realized Performance Revenues (l)	(2,206,774)	(792,938)	(3,519,584)	(1,194,261)
Realized Performance Compensation (m)	926,974	338,271	1,446,094	489,195
Realized Principal Investment Income (n)	(43,509)	(63,132)	(200,604)	(361,288)

Fee Related Earnings	$1,020,587	$704,068	$2,167,451	$1,444,907

Adjusted EBITDA Reconciliation
Distributable Earnings	$1,985,825	$1,069,993	$3,923,705	$2,262,237
Interest Expense (o)	69,425	44,132	136,027	88,472
Taxes and Related Payables (j)	354,789	140,673	502,441	224,895
Depreciation and Amortization (p)	15,644	12,581	29,960	24,874

Adjusted EBITDA	$2,425,683	$1,267,379	$4,592,133	$2,600,478

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
non-controlling
interests.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(Dollars in Thousands)
GAAP Unrealized Principal Investment Income (Loss)	$(500,490)	$328,835	$(426,529)	$968,150
Segment Adjustment	297,202	(224,177)	249,999	(439,558)

Unrealized Principal Investment Income (Loss)	$(203,288)	$104,658	$(176,530)	$528,592

(g)
This adjustment removes Other Revenues on a segment basis. The Segment Adjustment represents (1) the add back of Other Revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of certain Transaction-Related Charges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(Dollars in Thousands)
GAAP Other Revenue	$155,588	$27,896	$228,457	$88,200
Segment Adjustment	116	(26)	66	(57)

Other Revenues	$155,704	$27,870	$228,523	$88,143

(h)	This adjustment removes Equity-Based Compensation on a segment basis.
(i)
This adjustment adds an amount equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units. The administrative fee is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

(j)
Taxes represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and adjusted to exclude the tax impact of any divestitures. For interim periods, taxes are calculated using the preferred annualized effective tax rate approach. Related Payables represent tax-related
payables including the amount payable under the Tax Receivable Agreement. See “— Key Financial Measures and Indicators — Distributable Earnings” for the full definition of Taxes and Related Payables.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(Dollars in Thousands)
Taxes	$324,954	$127,809	$449,599	$197,418
Related Payables	29,835	12,864	52,842	27,477

Taxes and Related Payables	$354,789	$140,673	$502,441	$224,895

(k)
This adjustment removes Interest and Dividend Revenue less Interest Expense on a segment basis. The Segment Adjustment represents (1) the add back of Interest and Dividend Revenue earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of interest expense associated with the Tax Receivable Agreement.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(Dollars in Thousands)
GAAP Interest and Dividend Revenue	$62,075	$31,017	$116,560	$62,429
Segment Adjustment	4,068	1,914	4,068	1,914

Interest and Dividend Revenue	66,143	32,931	120,628	64,343

GAAP Interest Expense	69,642	44,322	136,389	89,305
Segment Adjustment	(217)	(190)	(362)	(833)

Interest Expense	69,425	44,132	136,027	88,472

Net Interest and Dividend Loss	$(3,282)	$(11,201)	$(15,399)	$(24,129)

(l)	This adjustment removes the total segment amount of Realized Performance Revenues.
(m)	This adjustment removes the total segment amount of Realized Performance Compensation.
(n)	This adjustment removes the total segment amount of Realized Principal Investment Income.
(o)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(p)	This adjustment adds back Depreciation and Amortization on a segment basis.

The following tables are a reconciliation of Total GAAP Investments to Net Accrued Performance Revenues. Total GAAP Investments and Net Accrued Performance Revenues consist of the following:

	June 30,
	2022	2021

	(Dollars in Thousands)
Investments of Consolidated Blackstone Funds	$3,764,850	$1,871,269
Equity Method Investments
Partnership Investments	5,446,688	4,916,674
Accrued Performance Allocations	13,544,855	12,101,142
Corporate Treasury Investments	810,672	2,440,325
Other Investments	3,756,693	833,912

Total GAAP Investments	$27,323,758	$22,163,322

Accrued Performance Allocations - GAAP	$13,544,855	$12,101,142
Impact of Consolidation (a)	12,475	1
Due from Affiliates - GAAP (b)	136,631	59,304
Less: Net Realized Performance Revenues (c)	(262,083)	(261,760)
Less: Accrued Performance Compensation - GAAP (d)	(5,955,982)	(5,137,933)

Net Accrued Performance Revenues	$7,475,896	$6,760,754

(a)	This adjustment adds back investments in consolidated Blackstone Funds which have been eliminated in consolidation.
(b)	Represents GAAP accrued performance revenue recorded within Due from Affiliates.
(c)	Represents Performance Revenues realized but not yet distributed as of the reporting date and are included in Distributable Earnings in the period they are realized.
(d)	Represents GAAP accrued performance compensation associated with Accrued Performance Allocations and is recorded within Accrued Compensation and Benefits and Due to Affiliates.
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
Fluctuations in our statement of financial condition result primarily from activities of the Blackstone Funds that are consolidated as well as business transactions, such as the issuance of senior notes described below. The majority economic ownership interests of the Blackstone Funds that are consolidated are reflected as Redeemable
Non-Controlling
Interests in Consolidated Entities and
Non-Controlling
Interests in Consolidated Entities in the Condensed Consolidated Financial Statements. The consolidation of these Blackstone Funds has no net effect on Blackstone’s Net Income or Equity. Additionally, fluctuations in our statement of financial condition also include appreciation or depreciation in Blackstone investments in the Blackstone Funds, additional investments and redemptions of such interests in the Blackstone Funds and the collection of receivables related to management and advisory fees.

Total Assets were $41.6 billion as of June 30, 2022, an increase of $434.9 million, from December 31, 2021. The increase in Total Assets was principally due to an increase of $1.8 billion in total assets attributable to consolidated Blackstone funds, partially offset by a decrease of $763.1 million in total assets attributable to consolidated operating partnerships. The increase in total assets attributable to consolidated Blackstone funds was primarily due to an increase of $1.7 billion in Investments. The increase in Investments was primarily due to the consolidation of five Blackstone funds. The decrease in total assets attributable to consolidated operating partnerships was primarily due to decreases of $2.5 billion in Investments and $717.2 million in Due from Affiliates, partially offset by an increase of $2.1 billion in Cash and Cash Equivalents. The decrease in Investments was primarily due to depreciation in the value of Blackstone’s interests in its real estate and private equity investments. The decrease in Due from Affiliates was primarily due to a decrease in the receivable due from non-consolidated
entities and portfolio companies. The increase in Cash and Cash Equivalents was primarily due to the issuance of $1.5 billion of notes on January 10, 2022 and
€
500 million of notes on June 1, 2022. The other net variances of the assets attributable to the consolidated operating partnerships and consolidated Blackstone funds were relatively unchanged.
Total Liabilities were $20.3 billion as of June 30, 2022, an increase of $806.8 million, from December 31, 2021. The increase in Total Liabilities was principally due to an increase of $822.6 million in total liabilities attributable to consolidated operating partnerships. The increase in total liabilities attributable to the consolidated operating partnerships was primarily due to an increase of $1.6 billion in Loans Payable, partially offset by a decrease of $1.1 billion in Accrued Compensation and Benefits. The increase in Loans Payable was primarily due to the issuance of $1.5 billion of notes on January 10, 2022 and
€
500 million of notes on June 1, 2022. The decrease in Accrued Compensation and Benefits was primarily due to a decrease in performance compensation. The other net variances of the liabilities attributable to the consolidated operating partnerships were relatively unchanged.
Sources and Uses of Liquidity
We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in our businesses, the proceeds from our issuances of senior notes, liquid investments we hold on our balance sheet and access to our $4.1 billion committed revolving credit facility. On June 3, 2022, Blackstone, through the Issuer, amended and restated its revolving credit facility to, among other things, increase the amount of available borrowings to $4.1 billion and extended the maturity date from November 24, 2025 to June 3, 2027. As of June 30, 2022, Blackstone had $4.2 billion in Cash and Cash Equivalents, $810.7 million invested in Corporate Treasury Investments and $3.8 billion in Other Investments (which included $1.3 billion of liquid investments), against $9.5 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.
On June 1, 2022, Blackstone, through the Issuer, issued
€
500 million aggregate principal amount of 3.500% senior notes due June 1, 2034. For additional information on Blackstone’s senior notes see Note 12. “Borrowings” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing and “— Notable Transactions.”
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
Capital Commitments
Our own capital commitments to our funds, the funds we invest in and our investment strategies as of June 30, 2022 consisted of the following:

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner		Professionals (a)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment

	(Dollars in Thousands)
Real Estate
BREP VI	$750,000	$36,809	$150,000	$12,270
BREP VII	300,000	33,394	100,000	11,131
BREP VIII	300,000	43,144	100,000	14,381
BREP IX	300,000	103,047	100,000	34,349
BREP X	300,000	300,000	100,000	100,000
BREP Europe III	100,000	11,989	35,000	3,996
BREP Europe IV	130,000	24,074	43,333	8,025
BREP Europe V	150,000	26,592	43,333	7,682
BREP Europe VI	130,000	84,596	43,333	28,199
BREP Asia I	50,000	10,141	16,667	3,380
BREP Asia II	70,707	16,215	23,569	5,405
BREP Asia III	78,373	78,373	26,124	26,124
BREDS III	50,000	13,499	16,667	4,500
BREDS IV	50,000	26,187	—	—
BPP	312,000	42,514	—	—
Other (b)	24,091	6,796	—	—

Total Real Estate (c)	3,095,171	857,370	798,026	259,442

continued...

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner		Professionals (a)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment

	(Dollars in Thousands)
Private Equity
BCP V	$629,356	$30,642	$—	$—
BCP VI	719,718	82,829	250,000	28,771
BCP VII	500,000	42,980	225,000	19,341
BCP VIII	500,000	317,295	225,000	142,783
BCP IX	500,000	500,000	225,000	225,000
BEP I	50,000	4,728	—	—
BEP II	80,000	14,620	26,667	4,873
BEP III	80,000	51,868	26,667	17,289
BEP IV	17,545	17,545	5,848	5,848
BCEP I	120,000	27,202	18,992	4,305
BCEP II	160,000	132,048	32,640	26,938
BCP Asia I	40,000	13,132	13,333	4,377
BCP Asia II	100,000	100,000	33,333	33,333
Tactical Opportunities	461,900	215,341	153,967	71,780
Strategic Partners	1,151,889	746,258	162,087	100,079
BIP	271,663	101,441	—	—
BXLS	142,057	104,089	37,353	31,927
BXG	135,501	81,665	62,997	45,355
Other (b)	290,210	31,187	—	—

Total Private Equity (c)	5,949,839	2,614,870	1,498,884	761,999

Hedge Fund Solutions
Strategic Alliance I	50,000	2,033	—	—
Strategic Alliance II	50,000	1,482	—	—
Strategic Alliance III	22,000	7,101	—	—
Strategic Alliance IV	15,000	15,000	—	—
Strategic Holdings I	154,610	33,211	—	—
Strategic Holdings II	50,000	31,400	—	—
Horizon	100,000	27,765	—	—
Dislocation	10,000	10,000	—	—
Other (b)	17,205	8,149	—	—

Total Hedge Fund Solutions	468,815	136,141	—	—

continued...

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner		Professionals (a)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment

	(Dollars in Thousands)
Credit & Insurance
Mezzanine / Opportunistic II	$120,000	$29,204	$110,101	$26,795
Mezzanine / Opportunistic III	130,783	39,096	31,546	9,430
Mezzanine / Opportunistic IV	122,000	104,308	33,735	28,843
European Senior Debt I	63,000	16,508	56,882	14,905
European Senior Debt II	92,281	60,036	25,389	16,526
Stressed / Distressed I	50,000	4,869	27,666	2,694
Stressed / Distressed II	125,000	51,695	119,878	49,576
Stressed / Distressed III	151,000	113,042	32,727	24,500
Energy I	80,000	37,630	75,445	35,487
Energy II	150,000	116,387	26,615	20,651
Credit Alpha Fund	52,102	19,752	50,670	19,209
Credit Alpha Fund II	25,500	12,550	6,289	3,095
Other (b)	148,013	54,069	20,391	4,025

Total Credit & Insurance	1,309,679	659,146	617,334	255,736

Other
Treasury (d)	1,936,933	1,445,785	—	—

	$12,760,437	$5,713,312	$2,914,244	$1,277,177

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

(b)	Represents capital commitments to a number of other funds in each respective segment.
(c)	Real Estate and Private Equity include co-investments, as applicable.
(d)	Represents loan origination commitments, revolver commitments and capital market commitments.
For a tabular presentation of the timing of Blackstone’s remaining capital commitments to our funds, the funds we invest in and our investment strategies see “— Contractual Obligations.”

Borrowings
As of June 30, 2022, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of Blackstone, had issued and outstanding the following senior notes (collectively the “Notes”):

Aggregate
Principal
Amount
(Dollars/Euros
Senior Notes (a)	in Thousands)
4.750%, Due 2/15/2023	$400,000
2.000%, Due 5/19/2025	€300,000
1.000%, Due 10/5/2026	€600,000
3.150%, Due 10/2/2027	$300,000
1.625%, Due 8/5/2028	$650,000
1.500%, Due 4/10/2029	€600,000
2.500%, Due 1/10/2030	$500,000
1.600%, Due 3/30/2031	$500,000
2.000%, Due 1/30/2032	$800,000
2.550%, Due 3/30/2032	$500,000
3.500%, Due 6/1/2034	€500,000
6.250%, Due 8/15/2042	$250,000
5.000%, Due 6/15/2044	$500,000
4.450%, Due 7/15/2045	$350,000
4.000%, Due 10/2/2047	$300,000
3.500%, Due 9/10/2049	$400,000
2.800%, Due 9/30/2050	$400,000
2.850%, Due 8/5/2051	$550,000
3.200%, Due 1/30/2052	$1,000,000

$9,496,800

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

Blackstone, through the Issuer, has a $4.1 billion unsecured revolving credit facility (the “Credit Facility”) with Citibank, N.A., as administrative agent with a maturity date of June 3, 2027. Borrowings may also be made in U.K. sterling, euros, Swiss francs, Japanese yen or Canadian dollars, in each case subject to certain sub-limits.
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
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of June 30, 2022 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

	July 1, 2022 to
Contractual Obligations	December 31, 2022	2023-2024	2025-2026	Thereafter	Total

	(Dollars in Thousands)
Operating Lease Obligations (a)	$72,240	$289,417	$297,781	$326,937	$986,375
Purchase Obligations	81,707	77,630	12,080	—	171,417
Blackstone Issued Notes and Revolving Credit Facility (b)	—	400,000	943,560	8,153,240	9,496,800
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	123,555	515,935	497,627	3,477,633	4,614,750
Blackstone Funds Capital Commitments to Investee Funds (d)	206,774	—	—	—	206,774
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (e)	—	157,002	214,670	1,190,579	1,562,251
Unrecognized Tax Benefits, Including Interest and Penalties (f)	—	—	—	—	—
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (g)	5,713,312	—	—	—	5,713,312

Consolidated Contractual Obligations	6,197,588	1,439,984	1,965,718	13,148,389	22,751,679
Blackstone Funds Capital Commitments to Investee Funds (d)	(206,774)	—	—	—	(206,774)

Blackstone Operating Entities Contractual Obligations	$5,990,814	$1,439,984	$1,965,718	$13,148,389	$22,544,905

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

(b)
Represents the principal amount due on the senior notes we issued assuming no pre-payments
are made and the notes are held until their final maturity. As of June 30, 2022, we had no outstanding borrowings under our revolver.

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
non-controlling
interest holders.

(f)
As of June 30, 2022, there were no Unrecognized Tax Benefits, including Interest and Penalties. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $99.2 million and interest of $29.6 million, therefore, such amounts are not included in the above contractual obligations table.

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
Indemnifications
In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the above contractual obligations table or recorded in our Condensed Consolidated Financial Statements as of June 30, 2022.
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

During the three and six months ended June 30, 2022, Blackstone repurchased 1.9 million shares of common stock at a total cost of $195.3 million. As of June 30, 2022, the amount remaining available for repurchases under the program was $1.3 billion.
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

With respect to the second quarter of fiscal year 2022, we paid to shareholders of our common stock a dividend of $1.27 per share, aggregating to $2.59 per share of common stock in respect of the six months ended June 30, 2022. With respect to fiscal year 2021, we paid shareholders aggregate dividends of $4.06 per share.
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

The following table presents information regarding these financial instruments in our Condensed Consolidated Statements of Financial Condition:

		Securities
	Repurchase	Sold, Not Yet
	Agreements	Purchased

	(Dollars in Millions)
Balance, June 30, 2022	$152.5	$27.0
Balance, December 31, 2021	$58.0	$27.8
Six Months Ended June 30, 2022
Average Daily Balance	$90.3	$27.3
Maximum Daily Balance	$182.9	$27.8
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
and liquidity risks.
Blackstone has also elected the fair value option for certain instruments it owns directly, including loans and receivables and investments in private debt securities and other proprietary investments. Blackstone is required to measure certain financial instruments at fair value, including debt instruments, equity securities and freestanding derivatives.
Fair Value of Investments or Instruments that are Publicly Traded
Securities that are publicly traded and for which a quoted market exists will be valued at the closing price of such securities in the principal market in which the security trades, or in the absence of a principal market, in the most advantageous market on the valuation date. When a quoted price in an active market exists, no block discounts or control premiums are permitted regardless of the size of the public security held. In some cases, securities will include legal restrictions limiting their purchase and sale for a period of time, such as may be required under SEC Rule 144. A discount to publicly traded price may be appropriate in those cases; the amount of the discount, if taken, shall be determined based on the time period that must pass before the restricted security becomes unrestricted or otherwise available for sale.
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
Interbank Offered Rates Transition
Certain jurisdictions are currently reforming or phasing out their benchmark interest rates, most notably the London Interbank Offered Rates (“LIBOR”) across multiple currencies. Many such reforms and phase outs became effective at the end of calendar year 2021 with select U.S. dollar LIBOR tenors persisting through June 2023. Blackstone has taken steps to prepare for and mitigate the impact of changing base rates and continues to evaluate the impact of prospective changes on existing transactions and contractual arrangements and manage transition efforts. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Interest rates on our and our portfolio companies’ outstanding financial instruments might be subject to change based on regulatory developments, which could adversely affect our revenue, expenses and the value of those financial instruments.” in our Annual Report on Form
10-K
for the year ended December 31, 2021.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Our predominant exposure to market risk is related to our role as general partner or investment adviser to the Blackstone Funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, performance revenues and investment income. There were no material changes in our market risks as of June 30, 2022 as compared to March 31, 2022 and December 31, 2021. For additional information, refer to our Quarterly Report on Form
10-Q
for the quarter ended March 31, 2022 and our Annual Report on
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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding repurchases of shares of our common stock during the three months ended June 30, 2022:

				Approximate Dollar
		Average	Total Number of Shares	Value of Shares that
	Total Number	Price Paid	Purchased as Part of	May Yet Be Purchased
	of Shares	per	Publicly Announced	Under the Program
Period	Purchased	Share	Plans or Programs (a)	(Dollars in Thousands) (a)
Apr. 1 - Apr. 30, 2022	132,141	$107.25	132,141	$1,485,828
May 1 - May 31, 2022	924,995	$106.22	924,995	$1,387,577
Jun. 1 - Jun. 30, 2022	792,864	$104.56	792,864	$1,304,674

	1,850,000		1,850,000

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
Item 3.   Defaults Upon Senior Securities
Not applicable.
Item 4.   Mine Safety Disclosures
Not applicable.
Item 5.   Other Information
Election of Directors
On August 2, 2022, Blackstone Group Management L.L.C., by a written consent as the sole holder of our Series II preferred stock, elected Stephen A. Schwarzman, Jonathan D. Gray, Joseph P. Baratta, William G. Parrett, Kelly A. Ayotte, James W. Breyer, Reginald J. Brown, Sir John Antony Hood, Rochelle B. Lazarus, Jay O. Light, The Right Honorable Brian Mulroney and Ruth Porat as directors of Blackstone Inc. Each director was serving as a director of Blackstone Inc. at the time of election.

Annual Meeting of Stockholders
We will hold our 2022 annual meeting of stockholders (the “Annual Meeting”) at 9:00 a.m., Eastern Time, on September 22, 2022. The Annual Meeting will be held in a virtual meeting format only. Stockholders of record at the close of business on August 19, 2022 (the “Record Date”) can attend the meeting at https://event.webcasts.com/starthere.jsp?ei=1556945&tp_key=87dc132bea. In order to access the Annual Meeting, please be prepared to confirm your ownership of common stock as of the Record Date. Please note that there will not be any matter for stockholders to vote on at the Annual Meeting, and, as such, no action is expected to be taken at the Annual Meeting. Please note that we are not planning on providing any update on our business during the Annual Meeting.
Item 6.   Exhibits

Exhibit Number	Exhibit Description

4.1	Twenty-Second Supplemental Indenture dated as of June 1, 2022 among Blackstone Holdings Finance Co. L.L.C., Blackstone Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2022).

4.2	Form of 3.500% Senior Note due 2034 (included in Exhibit 4.1 hereto).

10.1	Amended and Restated Credit Agreement dated as of June 3, 2022, among Blackstone Holdings Finance Co. L.L.C., as borrower, Blackstone Holdings AI L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P., as guarantors, Citibank, N.A., as administrative agent and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 8, 2022).

10.2*	Form of Aircraft Dry Lease Agreement between Hilltop Asset Holdings LLC and Blackstone Administrative Services Partnership L.P.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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
Date: August 5, 2022

Blackstone Inc.

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and
Authorized Signatory)