Form 10-Q
period 2022-09-30
Blackstone Inc.
filed 2022-11-04
CIK 1393818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
of the Exchange Act). Yes
☐
No
☒
As of October 28, 2022, there were 701,780,900 shares of common stock of the registrant outstanding.

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
This report does not constitute an offer of any Blackstone Fund.

Part I. Financial Information

Item 1.	Financial Statements
Blackstone Inc.
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share Data)

	September 30,	December 31,
	2022	2021
Assets
Cash and Cash Equivalents	$3,480,003	$2,119,738
Cash Held by Blackstone Funds and Other	94,358	79,994
Investments (including assets pledged of $313,138 and $63,044 at September 30, 2022 and December 31, 2021, respectively)	26,256,148	28,665,043
Accounts Receivable	835,529	636,616
Due from Affiliates	4,029,490	4,656,867
Intangible Assets, Net	232,096	284,384
Goodwill	1,890,202	1,890,202
Other Assets	785,794	492,936
Right-of-Use Assets	887,832	788,991
Deferred Tax Assets	1,767,869	1,581,637

Total Assets	$40,259,321	$41,196,408

Liabilities and Equity
Loans Payable	$9,263,080	$7,748,163
Due to Affiliates	2,060,891	1,906,098
Accrued Compensation and Benefits	6,732,507	7,905,070
Securities Sold, Not Yet Purchased	26,783	27,849
Repurchase Agreements	313,138	57,980
Operating Lease Liabilities	985,632	908,033
Accounts Payable, Accrued Expenses and Other Liabilities	1,141,905	937,169

Total Liabilities	20,523,936	19,490,362

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	1,344,188	68,028

Equity
Stockholders’ Equity of Blackstone Inc.
Common Stock, $0.00001 par value, 90 billion shares authorized, (709,040,610 shares issued and outstanding as of September 30, 2022; 704,339,774 shares issued and outstanding as of December 31, 2021)	7	7
Series I Preferred Stock, $0.00001 par value, 999,999,000 shares authorized, (1 share issued and outstanding as of September 30, 2022 and December 31, 2021)	—	—
Series II Preferred Stock, $0.00001 par value, 1,000 shares authorized, (1 share issued and outstanding as of September 30, 2022 and December 31, 2021)	—	—
Additional Paid-in-Capital	5,791,006	5,794,727
Retained Earnings	1,869,463	3,647,785
Accumulated Other Comprehensive Loss	(74,800)	(19,626)

Total Stockholders’ Equity of Blackstone Inc.	7,585,676	9,422,893
Non-Controlling Interests in Consolidated Entities	5,357,148	5,600,653
Non-Controlling Interests in Blackstone Holdings	5,448,373	6,614,472

Total Equity	18,391,197	21,638,018

Total Liabilities and Equity	$40,259,321	$41,196,408

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

	September 30,	December 31,
	2022	2021
Assets
Cash Held by Blackstone Funds and Other	$94,358	$79,994
Investments	3,828,497	2,018,829
Accounts Receivable	92,499	64,680
Due from Affiliates	11,655	13,748
Other Assets	285	251

Total Assets	$4,027,294	$2,177,502

Liabilities
Loans Payable	$30,627	$101
Due to Affiliates	69,715	95,204
Securities Sold, Not Yet Purchased	22,971	23,557
Repurchase Agreements	—	15,980
Accounts Payable, Accrued Expenses and Other Liabilities	24,565	10,420

Total Liabilities	$147,878	$145,262

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Management and Advisory Fees, Net	$1,617,754	$1,320,795	$4,654,877	$3,711,159

Incentive Fees	110,776	48,206	314,863	117,537

Investment Income (Loss)
Performance Allocations
Realized	725,888	1,522,495	4,946,043	2,865,482
Unrealized	(771,637)	2,724,366	(2,946,255)	7,886,033
Principal Investments
Realized	193,228	325,414	743,493	832,512
Unrealized	(1,069,697)	183,754	(1,496,226)	1,151,904

Total Investment Income (Loss)	(922,218)	4,756,029	1,247,055	12,735,931

Interest and Dividend Revenue	52,420	35,048	168,980	97,477
Other	199,382	64,187	427,839	152,387

Total Revenues	1,058,114	6,224,265	6,813,614	16,814,491

Expenses
Compensation and Benefits
Compensation	600,273	536,199	1,942,790	1,585,941
Incentive Fee Compensation	50,355	21,007	136,737	48,763
Performance Allocations Compensation
Realized	313,930	631,632	2,067,447	1,192,082
Unrealized	(359,590)	1,193,853	(1,273,849)	3,394,041

Total Compensation and Benefits	604,968	2,382,691	2,873,125	6,220,827
General, Administrative and Other	270,369	217,995	800,331	608,174
Interest Expense	80,507	52,413	216,896	141,718
Fund Expenses	5,517	1,260	12,144	7,417

Total Expenses	961,361	2,654,359	3,902,496	6,978,136

Other Income (Loss)
Change in Tax Receivable Agreement Liability	—	(37,321)	748	(34,803)
Net Gains (Losses) from Fund Investment Activities	1,178	132,312	(52,272)	379,781

Total Other Income (Loss)	1,178	94,991	(51,524)	344,978

Income Before Provision for Taxes	97,931	3,664,897	2,859,594	10,181,333
Provision for Taxes	94,231	458,904	614,026	746,707

Net Income	3,700	3,205,993	2,245,568	9,434,626
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	25,773	1,550	56,700	2,816
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	(62,093)	486,907	(62,425)	1,305,273
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	37,724	1,315,641	1,061,516	3,667,618

Net Income Attributable to Blackstone Inc.	$2,296	$1,401,895	$1,189,777	$4,458,919

Net Income Per Share of Common Stock
Basic	$—	$1.94	$1.61	$6.21

Diluted	$—	$1.94	$1.61	$6.21

Weighted-Average Shares of Common Stock Outstanding
Basic	742,345,646	722,229,117	739,963,370	717,516,302

Diluted	742,495,532	722,433,099	740,272,247	717,918,415

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Income	$3,700	$3,205,993	$2,245,568	$9,434,626
Other Comprehensive Income (Loss), Currency Translation Adjustment	(156,610)	(8,689)	(226,076)	1,366

Comprehensive Income (Loss)	(152,910)	3,197,304	2,019,492	9,435,992

Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(76,820)	1,550	(78,623)	2,816
Comprehensive Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	(62,093)	486,907	(62,425)	1,305,273
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	16,282	1,312,064	1,025,937	3,668,510

Comprehensive Income (Loss) Attributable to Non-Controlling Interests	(122,631)	1,800,521	884,889	4,976,599

Comprehensive Income (Loss) Attributable to Blackstone Inc.	$(30,279)	$1,396,783	$1,134,603	$4,459,393

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
			Additional	Retained	hensive	Total	Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income	Stockholders’	Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Equity	Entities	Holdings	Equity	Entities
Balance at June 30, 2022	706,476,877	$7	$5,870,285	$2,803,100	$(42,225)	$8,631,167	$5,281,244	$6,146,196	$20,058,607	$1,275,491
Transfer In Due to Consolidation of Fund Entities	—	—	—	—	—	—	—	—	—	—
Net Income (Loss)	—	—	—	2,296	—	2,296	(62,093)	37,724	(22,073)	25,773
Currency Translation Adjustment	—	—	—	—	(32,575)	(32,575)	—	(21,442)	(54,017)	(102,593)
Capital Contributions	—	—	—	—	—	—	268,165	2,460	270,625	180,300
Capital Distributions	—	—	—	(935,933)	—	(935,933)	(142,675)	(775,697)	(1,854,305)	(21,440)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	12,507	—	12,507	(13,343)
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	5,562	—	—	5,562	—	—	5,562	—
Equity-Based Compensation	—	—	121,264	—	—	121,264	—	80,087	201,351	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	2,938,303	—	(30,418)	—	—	(30,418)	—	—	(30,418)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(1,954,545)	—	(196,642)	—	—	(196,642)	—	—	(196,642)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	80	—	—	80	—	(80)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	1,579,975	—	20,875	—	—	20,875	—	(20,875)	—	—

Balance at September 30, 2022	709,040,610	$7	$5,791,006	$1,869,463	$(74,800)	$7,585,676	$5,357,148	$5,448,373	$18,391,197	$1,344,188

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

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

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
			Additional	Retained	hensive	Total	Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income	Stockholders’	Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Equity	Entities	Holdings	Equity	Entities
Balance at December 31, 2021	704,339,774	$7	$5,794,727	$3,647,785	$(19,626)	$9,422,893	$5,600,653	$6,614,472	$21,638,018	$68,028
Transfer In Due to Consolidation of Fund Entities	—	—	—	—	—	—	—	—	—	1,146,410
Net Income (Loss)	—	—	—	1,189,777	—	1,189,777	(62,425)	1,061,516	2,188,868	56,700
Currency Translation Adjustment	—	—	—	—	(55,174)	(55,174)	—	(35,579)	(90,753)	(135,323)
Capital Contributions	—	—	—	—	—	—	720,930	7,423	728,353	285,767
Capital Distributions	—	—	—	(2,968,099)	—	(2,968,099)	(905,773)	(2,370,205)	(6,244,077)	(64,051)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	3,763	—	3,763	(13,343)
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	13,091	—	—	13,091	—	—	13,091	—
Equity-Based Compensation	—	—	370,519	—	—	370,519	—	245,174	615,693	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	5,203,342	—	(69,791)	—	—	(69,791)	—	—	(69,791)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(3,804,545)	—	(391,968)	—	—	(391,968)	—	—	(391,968)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	28,846	—	—	28,846	—	(28,846)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	3,302,039	—	45,582	—	—	45,582	—	(45,582)	—	—

Balance at September 30, 2022	709,040,610	$7	$5,791,006	$1,869,463	$(74,800)	$7,585,676	$5,357,148	$5,448,373	$18,391,197	$1,344,188

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

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

Blackstone Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net Income	$2,245,568	$9,434,626
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Blackstone Funds Related
Net Realized Gains on Investments	(5,869,897)	(3,851,756)
Changes in Unrealized (Gains) Losses on Investments	1,712,735	(1,411,164)
Non-Cash Performance Allocations	2,946,255	(7,886,033)
Non-Cash Performance Allocations and Incentive Fee Compensation	914,965	4,619,216
Equity-Based Compensation Expense	636,454	454,110
Amortization of Intangibles	52,288	56,174
Other Non-Cash Amounts Included in Net Income	(923,678)	62,730
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Acquired with Consolidation of Fund Entities	31,791	—
Accounts Receivable	(190,786)	437,030
Due from Affiliates	661,934	(419,569)
Other Assets	(142,410)	(54,140)
Accrued Compensation and Benefits	(1,562,779)	(677,951)
Securities Sold, Not Yet Purchased	30	(14,924)
Accounts Payable, Accrued Expenses and Other Liabilities	149,678	(4,020)
Repurchase Agreements	255,159	(40,263)
Due to Affiliates	93,669	63,888
Investments Purchased	(3,783,564)	(4,175,221)
Cash Proceeds from Sale of Investments	8,393,706	8,207,202

Net Cash Provided by Operating Activities	5,621,118	4,799,935

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(186,783)	(44,456)

Net Cash Used in Investing Activities	(186,783)	(44,456)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(969,606)	(727,228)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	989,963	1,016,285
Payments Under Tax Receivable Agreement	(46,880)	(51,366)
Net Settlement of Vested Common Stock and Repurchase of Common Stock and Blackstone Holdings Partnership Units	(461,759)	(694,550)
Proceeds from Loans Payable	2,036,264	1,973,969

continued...
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2022	2021
Financing Activities (Continued)
Repayment and Repurchase of Loans Payable	$(250,101)	$—
Dividends/Distributions to Shareholders and Unitholders	(5,330,882)	(3,203,640)

Net Cash Used in Financing Activities	(4,033,001)	(1,686,530)

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other	(26,705)	(8,241)

Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other
Net Increase	1,374,629	3,060,708
Beginning of Period	2,199,732	2,064,456

End of Period	$3,574,361	$5,125,164

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$221,155	$154,162

Payments for Income Taxes	$604,137	$454,212

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$14,410	$8,636

Notes Issuance Costs	$18,423	$16,991

Transfer of Interests to Non-Controlling Interest Holders	$3,764	$(3,693)

Change in Blackstone Inc.’s Ownership Interest	$28,846	$10,494

Net Settlement of Vested Common Stock	$364,976	$199,325

Conversion of Blackstone Holdings Units to Common Stock	$45,582	$108,909

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(102,947)	$(278,795)

Due to Affiliates	$89,856	$248,347

Equity	$13,091	$30,448

The following table provides a reconciliation of Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other reported within the Condensed Consolidated Statements of Financial Condition:

	September 30,	December 31,
	2022	2021
Cash and Cash Equivalents	$3,480,003	$2,119,738
Cash Held by Blackstone Funds and Other	94,358	79,994

	$3,574,361	$2,199,732

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

●
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Financial instruments which are generally included in this category include corporate bonds and loans, including certain corporate bonds and loans held within CLO vehicles, government and agency securities, less liquid and restricted equity securities, and certain over-the-counter
derivatives where the fair value is based on observable inputs.

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
Real Estate Investments –
The fair values of real estate investments are determined by considering projected operating cash flows, sales of comparable assets, if any, and replacement costs, among other measures. The methods used to estimate the fair value of real estate investments include the discounted cash flow method and/or capitalization rates analysis. Where a discounted cash flow method is used, a terminal value is derived by reference to an exit multiple, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”), or a capitalization rate. Where applicable, projected distributable cash flow through a debt securities’ maturity will be considered in support of the investment’s fair value. Valuations may also be derived by reference to observable valuation measures for comparable companies or assets (for example, multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods.
Private Equity Investments –
The fair values of private equity investments are determined by reference to projected net earnings, EBITDA, the discounted cash flow method, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are based on unaudited information at the time received. Where a discounted cash flow method is used, a terminal value is generally derived by reference to EBITDA or price/earnings exit multiples. Valuations may also be derived by reference to observable valuation measures for comparable companies or transactions (for example, multiplying a key performance metric of the investee company, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The market approach is generally used to determine the enterprise value of the issuer of a credit investment, and considers valuation multiples of comparable companies or transactions. The resulting enterprise value will dictate whether or not such credit investment has adequate enterprise value coverage
. In cases of distressed credit instruments, the market approach may be used to estimate a recovery value in the event of a restructuring.
Investments, at Fair Value
Generally, Blackstone Funds are accounted for as investment companies under the American Institute of Certified Public Accountants Accounting and Auditing Guide,
Investment Companies
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
Blackstone may elect to measure certain proprietary investments in equity securities without readily determinable fair values under the measurement alternative, which reflects cost less impairment, with adjustments in value resulting from observable price changes arising from orderly transactions of the same or a similar security from the same issuer. If the measurement alternative election is not made, the equity security is measured at fair value. The measurement alternative election is made on an instrument by instrument basis. The election is reassessed each reporting period to determine whether investments under the measurement alternative have readily determinable fair values, in which case they would no longer be eligible for this election.
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
Dividends
Dividends are reflected in the condensed consolidated financial statements when declared.
3.    Intangible Assets
Intangible Assets, Net consists of the following:

	September 30,	December 31,
	2022	2021
Finite-Lived Intangible Assets/Contractual Rights	$1,745,376	$1,745,376
Accumulated Amortization	(1,513,280)	(1,460,992)

Intangible Assets, Net	$232,096	$284,384

Amortization expense associated with Blackstone’s intangible assets was $14.9 million and $52.3 million for the three and nine month periods ended September 30, 2022, respectively, and $18.7 million and $56.2 million for the three and nine month periods ended September 30, 2021, respectively.
Amortization of Intangible Assets held at September 30, 2022 is expected to be $67.1 million, $38.1 million, $30.5 million, $30.5 million, and $30.4 million for each of the years ending December 31, 2022, 2023, 2024, 2025 and 2026, respectively. Blackstone’s Intangible Assets as of September 30, 2022 are expected to amortize over a weighted-average period of 7.2 years.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

4.    Investments
Investments consist of the following:

	September 30,	December 31,
	2022	2021
Investments of Consolidated Blackstone Funds	$3,828,497	$2,018,829
Equity Method Investments
Partnership Investments	5,566,645	5,635,212
Accrued Performance Allocations	12,938,888	17,096,873
Corporate Treasury Investments	799,016	658,066
Other Investments	3,123,102	3,256,063

	$26,256,148	$28,665,043

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $444.5 million and $375.8 million at September 30, 2022 and December 31, 2021, respectively.
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
Investments of Consolidated Blackstone Funds
The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Realized Gains	$17,083	$37,697	$128,952	$99,692
Net Change in Unrealized Gains (Losses)	(30,603)	86,303	(216,198)	259,259

Realized and Net Change in Unrealized Gains (Losses) from Consolidated Blackstone Funds	(13,520)	124,000	(87,246)	358,951
Interest and Dividend Revenue and Foreign Exchange Gains Attributable to Consolidated Blackstone Funds	14,698	8,312	34,974	20,830

Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities	$1,178	$132,312	$(52,272)	$379,781

Equity Method Investments
Blackstone’s equity method investments include Partnership Investments, which represent the pro-rata
investments, and any associated Accrued Performance Allocations, in Blackstone Funds, excluding any equity method investments for which the fair value option has been elected. Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the nine months ended September 30, 2022 and 2021, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Partnership Investments
Blackstone recognized net gains (losses) related to its Partnership Investments accounted for under the equity method of $19.8 million and $469.0 million for the three months ended September 30, 2022 and 2021, respectively. Blackstone recognized net gains (losses) related to its equity method investments of $217.4
m
illion and $1.6 billion for the nine months ended September 30, 2022 and 2021, respectively.
Accrued Performance Allocations
Accrued Performance Allocations to Blackstone were as follows:

	Real	Private	Hedge Fund	Credit &
	Estate	Equity	Solutions	Insurance	Total
Accrued Performance Allocations, December 31, 2021	$8,471,754	$7,550,468	$456,405	$618,246	$17,096,873
Performance Allocations as a Result of Changes in Fund Fair Values	2,576,432	(544,705)	82,702	74,207	2,188,636
Foreign Exchange Loss	(187,767)	—	—	—	(187,767)
Impact of Consolidation	2,066	—	—	—	2,066
Fund Distributions	(4,855,678)	(1,095,032)	(61,347)	(148,863)	(6,160,920)

Accrued Performance Allocations, September 30, 2022	$6,006,807	$5,910,731	$477,760	$543,590	$12,938,888

Corporate Treasury Investments
The portion of corporate treasury investments included in Investments represents Blackstone’s investments into primarily fixed income securities, mutual fund interests, and other fund interests. These strategies are managed by a combination of Blackstone personnel and third party advisors. The following table presents the Realized and Net Change in Unrealized Gains (Losses) on these investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Realized Gains (Losses)	$(2,857)	$(359)	$(23,474)	$5,526
Net Change in Unrealized Gains (Losses)	(16,196)	3,196	(63,779)	42,648

	$(19,053)	$2,837	$(87,253)	$48,174

Other Investments
Other Investments consist of equity method investments where Blackstone has elected the fair value option and other proprietary investment securities held by Blackstone, including equity securities carried at fair value, equity investments without readily determinable fair values, and subordinated notes in non-consolidated
CLO vehicles. Equity securities carried at fair value include the ownership of common stock of Corebridge Financial, Inc., formerly known as American International Group, Inc.’s Life and Retirement business (“Corebridge”). Such common stock is subject to certain phased lock-up
restrictions that expire over time through five years after the initial public offering (“IPO”) of Corebridge. Equity investments without a readily determinable fair value had a

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

carrying value of $362.7 million as of September 30, 2022. In the period of acquisition and upon remeasurement in connection with an observable transaction, such investments are reported at fair value. See Note 8. “Fair Value Measurements of Financial Instruments” for additional detail. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in Other Investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Realized Gains	$83,269	$100,289	$200,610	$129,711
Net Change in Unrealized Gains (Losses)	(970,654)	(51,380)	(1,121,924)	234,187

	$(887,385)	$48,909	$(921,314)	$363,898

5.    Net Asset Value as Fair Value
A summary of fair value by strategy type and ability to redeem such investments as of September 30, 2022 is presented below:

		Redemption
		Frequency	Redemption
Strategy (a)	Fair Value	(if currently eligible)	Notice Period
Equity	$414,240	(b)	(b)
Real Estate	113,527	(c)	(c)
Credit Driven	26,790	(d)	(d)
Commodities	1,119	(e)	(e)
Diversified Instruments	17	(f)	(f)

	$555,693

(a)	As of September 30, 2022, Blackstone had no unfunded commitments.
(b)
The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing
48%
of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 52% of the fair value of the investments in this category are redeemable as of the reporting date. Investments representing less than 1% of the fair value of the investments in this category are in liquidation. As of the reporting date, the investee fund manager had elected to side pocket less than
 1%
of Blackstone’s investments in the category.

(c)
The Real Estate category includes investments in funds that primarily invest in real estate assets. Investments representing 100% of fair value of the investments in this category are redeemable as of the reporting date.

(d)
The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 84% of the fair value of the investments in this category are in liquidation. The remaining 16% of investments in this category may not be redeemed at, or within three months of, the reporting date.

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

3
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

	September 30, 2022				December 31, 2021
	Assets		Liabilities		Assets		Liabilities
		Fair		Fair		Fair		Fair
	Notional	Value	Notional	Value	Notional	Value	Notional	Value
Freestanding Derivatives
Blackstone
Interest Rate Contracts	$768,540	$235,304	$613,000	$72,813	$609,132	$143,349	$692,442	$138,677
Foreign Currency Contracts	350,407	20,472	518,732	20,804	217,161	1,858	572,643	6,143
Total Return Swaps	31,665	1,092	—	—	—	—	—	—
Credit Default Swaps	2,007	396	9,463	1,487	2,007	194	9,916	1,055

	1,152,619	257,264	1,141,195	95,104	828,300	145,401	1,275,001	145,875

Investments of Consolidated Blackstone Funds
Foreign Currency Contracts	115,331	3,094	—	—	20,764	339	54,300	370
Interest Rate Contracts	551,842	78,200	—	—	—	—	14,000	764
Credit Default Swaps	132	23	3,545	615	3,401	321	22,865	799

	667,305	81,317	3,545	615	24,165	660	91,165	1,933

	$1,819,924	$338,581	$1,144,740	$95,719	$852,465	$146,061	$1,366,166	$147,808

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$7,740	$(4,181)	$13,018	$(2,883)
Foreign Currency Contracts	(2,206)	(4,812)	(6,981)	(389)
Credit Default Swaps	(115)	10	13	(980)
Total Return Swaps	—	161	—	(1,254)
Other	—	—	—	(40)

	5,419	(8,822)	6,050	(5,546)

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	113,623	27,025	221,300	72,210
Foreign Currency Contracts	(22,626)	6,807	(25,232)	3,431
Credit Default Swaps	131	106	(289)	948
Total Return Swaps	526	—	526	2,130
Other	—	—	—	(20)

	91,654	33,938	196,305	78,699

	$97,073	$25,116	$202,355	$73,153

As of September 30, 2022 and December 31, 2021, Blackstone had not designated any derivatives as fair value, cash flow or net investment hedges.
7.    Fair Value Option
The following table summarizes the financial instruments for which the fair value option has been elected:

	September 30,	December 31,
	2022	2021
Assets
Loans and Receivables	$543,397	$392,732
Equity and Preferred Securities	1,551,593	516,539
Debt Securities	144,010	183,877

	$2,239,000	$1,093,148

Liabilities
Corporate Treasury Commitments	$9,872	$636

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following tables present the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Three Months Ended September 30,
	2022		2021
		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized
	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Assets
Loans and Receivables	$(3,246)	$1,050	$(2,631)	$(509)
Equity and Preferred Securities	3,719	(45,301)	989	2,914
Debt Securities	(5,056)	(4,418)	909	(2,303)

	$(4,583)	$(48,669)	$(733)	$102

Liabilities
Corporate Treasury Commitments	$—	$(1,175)	$—	$80

	Nine Months Ended September 30,
	2022		2021
		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized
	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Assets
Loans and Receivables	$(6,663)	$(4,309)	$(10,527)	$4,574
Equity and Preferred Securities	16,020	(58,239)	19,433	43,315
Debt Securities	(9,423)	(32,627)	10,879	(6,538)

	$(66)	$(95,175)	$19,785	$41,351

Liabilities
Corporate Treasury Commitments	$—	$(9,236)	$—	$(113)

The following table presents information for those financial instruments for which the fair value option was elected:

	September 30, 2022			December 31, 2021
		For Financial Assets			For Financial Assets
		Past Due			Past Due
	(Deficiency)		(Deficiency)	(Deficiency)		Excess
	of Fair Value	Fair	of Fair Value	of Fair Value	Fair	of Fair Value
	Over Principal	Value	Over Principal	Over Principal	Value	Over Principal
Loans and Receivables	$(7,061)	$—	$—	$(2,748)	$—	$—
Debt Securities	(63,609)	1,830	(244)	(29,475)	—	—

	$(70,670)	$1,830	$(244)	$(32,223)	$—	$—

As of September 30, 2022 and December 31, 2021, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual
status.

3
3

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

8.    Fair Value Measurements of Financial Instruments
The following tables summarize the valuation of Blackstone’s financial assets and liabilities by the fair value hierarchy:

	September 30, 2022
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$296,066	$—	$—	$—	$296,066

Investments
Investments of Consolidated Blackstone Funds
Equity Securities, Partnerships and LLC Interests (a)	44,358	113,964	2,670,684	550,304	3,379,310
Debt Instruments	936	214,839	152,095	—	367,870
Freestanding Derivatives	—	81,317	—	—	81,317

Total Investments of Consolidated Blackstone Funds	45,294	410,120	2,822,779	550,304	3,828,497
Corporate Treasury Investments	113,924	680,925	4,167	—	799,016
Other Investments (b)	1,460,605	1,272,568	35,028	5,389	2,773,590

Total Investments	1,619,823	2,363,613	2,861,974	555,693	7,401,103

Accounts Receivable - Loans and Receivables	—	—	543,397	—	543,397

Other Assets - Freestanding Derivatives	2,084	254,088	1,092	—	257,264

	$1,917,973	$2,617,701	$3,406,463	$555,693	$8,497,830

Liabilities
Securities Sold, Not Yet Purchased	$3,812	$22,971	$—	$—	$26,783

Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds - Freestanding Derivatives	—	615	—	—	615
Freestanding Derivatives	260	94,844	—	—	95,104
Corporate Treasury Commitments (c)	—	—	9,872	—	9,872

Total Accounts Payable, Accrued Expenses and Other Liabilities	260	95,459	9,872	—	105,591

	$4,072	$118,430	$9,872	$—	$132,374

3
4

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31, 2021
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$173,408	$—	$—	$—	$173,408

Investments
Investments of Consolidated Blackstone Funds
Equity Securities, Partnerships and LLC Interests (a)	70,484	122,068	1,170,362	382,267	1,745,181
Debt Instruments	642	242,393	29,953	—	272,988
Freestanding Derivatives	—	660	—	—	660

Total Investments of Consolidated Blackstone Funds	71,126	365,121	1,200,315	382,267	2,018,829
Corporate Treasury Investments	86,877	570,712	477	—	658,066
Other Investments (b)	478,892	210,752	2,518,032	4,845	3,212,521

Total Investments	636,895	1,146,585	3,718,824	387,112	5,889,416

Accounts Receivable - Loans and Receivables	—	—	392,732	—	392,732

Other Assets - Freestanding Derivatives	113	145,288	—	—	145,401

	$810,416	$1,291,873	$4,111,556	$387,112	$6,600,957

Liabilities
Securities Sold, Not Yet Purchased	$4,292	$23,557	$—	$—	$27,849

Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds - Freestanding Derivatives	—	1,933	—	—	1,933
Freestanding Derivatives	323	145,552	—	—	145,875
Corporate Treasury Commitments (c)	—	—	636	—	636

Total Accounts Payable, Accrued Expenses and Other Liabilities	323	147,485	636	—	148,444

	$4,615	$171,042	$636	$—	$176,293

LLC Limited Liability Company.
(a)	Equity Securities, Partnership and LLC Interest includes investments in investment funds. Prior period amounts have been reclassified to this presentation.
(b)
Other Investments includes Blackstone’s ownership of common stock of

Corebridge. Following Corebridge’s IPO in September 2022, a quoted price for Corebridge’s common shares exists and as such the investment will be measured at fair value on a recurring basis as a Level I investment. Blackstone’s investment in Corebridge was previously valued as a Level III investment on a nonrecurring basis using the measurement alternative.

(c)	Corporate Treasury Commitments are measured using third party pricing.

3
5

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of September 30, 2022:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)	Impact to Valuation from an Increase in Inpu t
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$2,670,684	Discounted Cash Flows	Discount Rate	4.1% - 37.9%	8.6%	Lower
			Exit Multiple - EBITDA	4.0 x - 31.4 x	15.1 x	Higher
			Exit Capitalization Rate	2.8% - 14.5%	4.5%	Lower
Debt Instruments	152,095	Third Party Pricing	n/a
		Transaction Price	n/a

Total Investments of Consolidated Blackstone Funds	2,822,779
Corporate Treasury Investments	4,167	Third Party Pricing	n/a
Loans and Receivables	543,397	Discounted Cash Flows	Discount Rate	6.6% - 11.6%	9.6%	Lower
Other Investments (b)	36,120	Third Party Pricing	n/a
		Transaction Price	n/a

	$3,406,463

3
6

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2021:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)	Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$1,170,362	Discounted Cash Flows	Discount Rate	1.3% - 43.3%	10.4%	Lower
			Exit Multiple - EBITDA	3.7x - 31.4x	14.7x	Higher
			Exit Capitalization Rate	1.3% - 17.3%	4.9%	Lower
Debt Instruments	29,953	Discounted Cash Flows	Discount Rate	6.5% - 19.3%	9.0%	Lower
		Third Party Pricing	n/a

Total Investments of Consolidated Blackstone Funds	1,200,315
Corporate Treasury Investments	477	Discounted Cash Flows	Discount Rate	9.4%	n/a	Lower
		Third Party Pricing	n/a
Loans and Receivables	392,732	Discounted Cash Flows	Discount Rate	6.5% - 12.2%	7.6%	Lower
Other Investments	2,518,032	Third Party Pricing	n/a
		Transaction Price	n/a

	$4,111,556

n/a	Not applicable.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA and forward EBITDA multiples.
Third Party Pricing	Third Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.
Transaction Price	Includes recent acquisitions or transactions.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.
(b)	As of September 30, 2022, Other Investments includes Level III Freestanding Derivatives.
For the nine months ended September 30, 2022, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.

3
7

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Do
lla
rs are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following tables summarize the changes in financial assets and liabilities measured at fair value for which
Blackstone
ha
s used Level III inputs to determine fair value and does not include gains or losses that were reported in Level III in prior years or for instruments that were transferred out of Level III prior to the end of the respective reporting period. These tables also exclude financial assets and liabilities measured at fair value on a non-recurring
basis. Total realized and unrealized gains and losses recorded for Level III investments are reported in either Investment Income (Loss) or Net Gains from Fund Investment Activities in the Condensed Consolidated Statements of Operations.

	Level III Financial Assets at Fair Value Three Months Ended September 30,
	2022				2021
	Investments				Investments
	of	Loans	Other		of	Loans	Other
	Consolidated	and	Investments		Consolidated	and	Investments
	Funds	Receivables	(a)	Total	Funds	Receivables	(a)	Total
Balance, Beginning of Period	$2,791,812	$534,105	$38,603	$3,364,520	$982,984	$223,796	$73,475	$1,280,255
Transfer In Due to Consolidation and Acquisition	—	—	—	—	—	—	—	—
Transfer Into Level III (b)	2,466	—	1,610	4,076	—	—	8,018	8,018
Transfer Out of Level III (b)	(6,293)	—	(4,043)	(10,336)	(18,239)	—	(14,400)	(32,639)
Purchases	195,133	229,502	1,124	425,759	85,581	326,937	191,610	604,128
Sales	(2,280)	(217,173)	(51)	(219,504)	(56,063)	(333,041)	(13,250)	(402,354)
Issuances	—	6,437	—	6,437	—	24,138	—	24,138
Settlements	—	(12,688)	566	(12,122)	—	(1,093)	—	(1,093)
Changes in Gains (Losses) Included in Earnings	(158,059)	3,214	1,577	(153,268)	104,691	(971)	1,950	105,670

Balance, End of Period	$2,822,779	$543,397	$39,386	$3,405,562	$1,098,954	$239,766	$247,403	$1,586,123

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$(53,588)	$(3,010)	$1,591	$(55,007)	$96,160	$(3,732)	$1,940	$94,368

	Level III Financial Assets at Fair Value Nine Months Ended September 30,
	2022				2021
	Investments				Investments
	of	Loans	Other		of	Loans	Other
	Consolidated	and	Investments		Consolidated	and	Investments
	Funds	Receivables	(a)	Total	Funds	Receivables	(a)	Total
Balance, Beginning of Period	$1,200,315	$392,732	$43,987	$1,637,034	$858,310	$581,079	$46,158	$1,485,547
Transfer In Due to Consolidation and Acquisition	1,535,171	—	—	1,535,171	—	—	—	—
Transfer Into Level III (b)	2,518	—	2,517	5,035	302	—	8,018	8,320
Transfer Out of Level III (b)	(111,824)	—	(4,043)	(115,867)	(105,547)	—	(14,400)	(119,947)
Purchases	522,941	674,286	8,622	1,205,849	265,947	683,700	225,070	1,174,717
Sales	(169,710)	(522,198)	(2,864)	(694,772)	(178,397)	(1,034,253)	(19,414)	(1,232,064)
Issuances	—	30,336	—	30,336	—	43,478	—	43,478
Settlements (c)	—	(34,706)	566	(34,140)	—	(46,649)	—	(46,649)
Changes in Gains (Losses) Included in Earnings	(156,632)	2,947	(9,399)	(163,084)	258,339	12,411	1,971	272,721

Balance, End of Period	$2,822,779	$543,397	$39,386	$3,405,562	$1,098,954	$239,766	$247,403	$1,586,123

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$(41,596)	$(10,940)	$(9,476)	$(62,012)	$222,541	$(6,842)	$1,919	$217,618

(a)	Represents freestanding derivatives, corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
(c)	For Freestanding Derivatives included within Other Investments, Settlements includes all ongoing contractual cash payments made or received over the life of the instrument.

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
Blackstone holds variable interests in certain VIEs which are not
consolidated as it is determined that Blackstone is not the primary beneficiary. Blackstone’s involvement with such entities is in the form of direct and indirect equity interests and fee arrangements. The maximum exposure to loss represents the lo
ss of assets recognized by Blackstone relating to
non-consolidated
VIEs and any clawback obligation relating to previously distributed P erfo
rmance Allocations. Blackstone’s maximum exposure to loss relating to non-consolidated
VIEs were as follows:

	September 30,	December 31,
	2022	2021
Investments	$3,290,254	$3,337,757
Due from Affiliates	374,215	179,939
Potential Clawback Obligation	53,776	44,327

Maximum Exposure to Loss	$3,718,245	$3,562,023

Amounts Due to Non-Consolidated VIEs	$107	$105

10. Repurchase Agreements
At September 30, 2022 and December 31, 2021, Blackstone pledged securities with a carrying value of $313.1 million and $63.0 million, respectively, and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following tables provide information regarding Blackstone’s Repurchase Agreements obligation by type of collateral pledged:

	September 30, 2022
	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to	30 - 90	than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Loans	$—	$170,879	$142,259	$—	$313,138

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$313,138

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

	December 31, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to	30 - 90	than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$15,980	$—	$—	$15,980
Loans	—	—	42,000	—	42,000

	$—	$15,980	$42,000	$—	$57,980

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$57,980

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

11.  Offsetting of Assets and Liabilities
The following tables present the offsetting of assets and liabilities as of September 30, 2022 and December 31, 2021:

September 30, 2022
Gross and Net
	Amounts of	Gross Amounts Not Offset
	Assets Presented	in the Statement of
	in the Statement	Financial Condition
	of Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Received	Net Amount
Assets
Freestanding Derivatives	$338,336	$153,019	$163,357	$21,960

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	September 30, 2022
	Gross and Net
	Amounts of
	Liabilities	Gross Amounts Not Offset
	Presented in the	in the Statement of
	Statement of	Financial Condition
	Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Pledged	Net Amount
Liabilities
Freestanding Derivatives	$95,719	$78,779	$2,082	$14,858
Repurchase Agreements	313,138	313,138	—	—

	$408,857	$391,917	$2,082	$14,858

December 31, 2021
Gross and Net
	Amounts of	Gross Amounts Not Offset
	Assets Presented	in the Statement of
	in the Statement	Financial Condition
	of Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Received	Net Amount
Assets
Freestanding Derivatives	$146,061	$137,265	$41	$8,755

	December 31, 2021
	Gross and Net
	Amounts of
	Liabilities	Gross Amounts Not Offset
	Presented in the	in the Statement of
	Statement of	Financial Condition
	Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Pledged	Net Amount
Liabilities
Freestanding Derivatives	$147,666	$118,552	$1,347	$27,767
Repurchase Agreements	57,980	57,980	—	—

	$205,646	$176,532	$1,347	$27,767

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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Repurchase Agreements are presented separately in the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	September 30,	December 31,
	2022	2021

Furniture, Equipment and Leasehold Improvements, Net	$387,066	$244,608
Prepaid Expenses	123,646	92,359
Freestanding Derivatives	257,264	145,401
Other	17,818	10,568

	$785,794	$492,936

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition.

Notional Pooling Arrangements
Blackstone has notional cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of September 30, 2022, the aggregate cash balance on deposit relating to the cash pooling arrangements was $1.3 billion, which was offset and reported net of the accompanying overdraft of $1.3 billion.
12. Borrowings
On November 3, 2022, Blackstone, through its indirect subsidiary Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), issued $600 million aggregate principal amount of
5.900%
senior notes due November 3, 2027 (the “2027 Notes”) and $900 million aggregate principal amount of
6.200%
senior notes due April 22, 2033
(the “2033 Notes” and, together with the 2027 Notes, the “Notes”).
 The Notes accrue
interest from November 3, 2022. Interest on the 2027 Notes is payable semi-annually in arrears on May 3 and November 3 of each year commencing on May 3, 2023. Interest on the 2033 Notes is payable semi-annually in arrears on April 22 and October 22 of each year commencing on April 22, 2023.
All of Blackstone’s outstanding senior notes, including the 2027 Notes and the 2033 Notes, are unsecured and unsubordinated obligations of the Issuer that are fully and unconditionally guaranteed by Blackstone Inc. and its indirect subsidiaries, Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. (the “Guarantors”). The guarantees are unsecured and unsubordinated obligations of the Guarantors. Transaction costs related to senior note issuances are capitalized and are amortized over the life of each respective note.
Blackstone, through the Issuer, has
a
$4.1
billion revolving credit facility with Citibank, N.A., as administrative agent, and the lenders party thereto that matures on
June 3, 2027.

4
2

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table presents the general characteristics of each of Blackstone’s notes as of September 30, 2022 and December 31, 2021, as well as their carrying value and fair value. The notes are included in Loans Payable within the Condensed Consolidated Statements of Financial Condition. Each of the notes were issued at a discount, accrue interest from the issue date thereof, and pay interest in arrears on a semi-annual basis or annual basis.

	September 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
Senior Notes	Value	Value (a)	Value	Value (a)
4.750%, Due 2/15/2023	$399,518	$400,004	$398,581	$415,880
2.000%, Due 5/19/2025	297,850	284,103	338,275	362,078
1.000%, Due 10/5/2026	588,643	527,555	675,867	700,892
3.150%, Due 10/2/2027	298,009	269,586	297,738	317,610
1.625%, Due 8/5/2028	644,221	526,682	643,251	629,265
1.500%, Due 4/10/2029	591,300	498,802	678,085	720,062
2.500%, Due 1/10/2030	492,367	408,570	491,662	507,350
1.600%, Due 3/30/2031	495,877	368,685	495,541	467,750
2.000%, Due 1/30/2032	787,785	592,639	786,690	767,920
2.550%, Due 3/30/2032	495,093	393,590	—	—
3.500%, Due 6/1/2034	461,319	429,450	—	—
6.250%, Due 8/15/2042	239,109	251,298	238,914	361,775
5.000%, Due 6/15/2044	489,638	446,945	489,446	648,500
4.450%, Due 7/15/2045	344,514	289,174	344,412	426,195
4.000%, Due 10/2/2047	290,883	235,596	290,730	347,370
3.500%, Due 9/10/2049	392,216	286,052	392,089	431,240
2.800%, Due 9/30/2050	393,923	240,148	393,818	382,880
2.850%, Due 8/5/2051	543,123	334,945	542,963	531,355
3.200%, Due 1/30/2052	987,065	647,630	—	—

	$9,232,453	$7,431,454	$7,498,062	$8,018,122

(a)
Effective September 30, 2022, fair value is determined by third party pricing services. Prior to this date, fair value was determined by broker quote and under both techniques, these notes would be classified as Level II within the fair value hierarchy.

Scheduled principal payments for borrowings as of September 30, 2022 were as follows:

	Operating	Blackstone Fund	Total
	Borrowings	Facilities	Borrowings
2022	$—	$—	$—
2023	400,000	—	400,000
2024	—	—	—
2025	294,060	30,627	324,687
2026	588,120	—	588,120
Thereafter	8,078,220	—	8,078,220

	$9,360,400	$30,627	$9,391,027

13. Income Taxes
Blackstone’s net deferred tax assets relate primarily to basis differences resulting from a step-up
in tax basis of certain assets at the time of its conversion to a corporation, as well as ongoing exchanges of units for common shares by founders and partners. As of September 30, 2022, Blackstone had no material valuation allowance recorded against deferred tax assets.

4
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
As of September 30, 2022, the major jurisdictions and the earliest tax years that remain subject to examination are U.S. federal 2018, New York State 2015, New York City 2009, and the United Kingdom 2011.
14. Earnings Per Share and Stockholders’ Equity
Earnings Per Share
Basic and diluted net income per share of common stock for the three and nine months ended September 30, 2022 and 2021 was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Income for Per Share of Common Stock Calculations
Net Income Attributable to Blackstone Inc., Basic and Diluted	$2,296	$1,401,895	$1,189,777	$4,458,919

Shares/Units Outstanding
Weighted-Average Shares of Common Stock Outstanding, Basic	742,345,646	722,229,117	739,963,370	717,516,302
Weighted-Average Shares of Unvested Deferred Restricted Common Stock	149,886	203,982	308,877	402,113

Weighted-Average Shares of Common Stock Outstanding, Diluted	742,495,532	722,433,099	740,272,247	717,918,415

Net Income Per Share of Common Stock
Basic	$—	$1.94	$1.61	$6.21

Diluted	$—	$1.94	$1.61	$6.21

Dividends Declared Per Share of Common Stock (a)	$1.27	$0.70	$4.04	$2.48

(a)	Dividends declared reflects the calendar date of the declaration for each distribution.
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

4
4

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the anti-dilutive securities for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Weighted-Average Blackstone Holdings Partnership Units	465,522,745	484,991,263	466,703,389	488,880,363
Stockholders’ Equity
In connection with the share reclassification, effective February 26, 2021, the Certificate of Incorporation of Blackstone was amended and restated to: (a) rename the Class A common stock as “common stock,” which has the same rights and powers (including, without limitation, with respect to voting) that Blackstone’s Class A common stock formerly had, (b) reclassify the “Class B common stock” into a new “Series I preferred stock,” which has the same rights and powers that the Class B common stock formerly had, and (c) reclassify the Class C common stock into a new “Series II preferred stock,” which has the same rights and powers that the Class C common stock formerly had. In connection with such share reclassification, Blackstone authorized 10 billion shares of preferred stock with a par value of $0.00001, of which (a) 999,999,000 shares are designated as Series I preferred stock and (b) 1,000 shares are designated as Series II preferred stock. The remaining 9 billion shares may be designated from time to time in accordance with Blackstone’s certificate of incorporation. There was 1 share of Series I preferred stock and 1 share of Series II preferred stock issued and outstanding as of September 30, 2022.
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
During the three and nine months ended September 30, 2022, Blackstone repurchased 2.0 million and 3.9 million shares of common stock at a total cost of $196.6 million and $392.0 million, respectively. During the three and nine months ended September 30, 2021, Blackstone repurchased 2.9 million and 6.0 million

shares of common stock at a total cost of $355.9
million and $644.9 million, respectively.
As of September 30, 2022, the amount remaining available for repurchases under the program was $1.1 billion.

4
5

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Shares Eligible for Dividends and Distributions
As of September 30, 2022, the total shares of common stock and Blackstone Holdings Partnership Units entitled
to participate in dividends and
distributions
were as follows:

Shares/Units
Common Stock Outstanding (a)	708,995,155
Unvested Participating Common Stock	32,557,230

Total Participating Common Stock	741,552,385
Participating Blackstone Holdings Partnership Units	464,951,386

1,206,503,771

(a)
Common Stock Outstanding differs from the Condensed Consolidated Statement of Financial Condition due to effect of share repurchases that were initiated before September 30, 2022, but were not retired until after September 30, 2022.

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
For the three and nine months ended September 30, 2022, Blackstone recorded compensation expense of $206.6 million and $636.5 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $54.6 million and $127.5 million, respectively. For the three and nine months ended September 30, 2021, Blackstone recorded compensation expense of $148.7 million and $454.1 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $19.4 million and $60.1 million, respectively.
As of September 30, 2022, there was $2.0 billion of estimated unrecognized compensation expense related to unvested awards, including compensation with performance conditions where it is probable that the performance condition will be met. This cost is expected to be recognized over a weighted-average period of 3.7 years.
Total vested and unvested outstanding shares, including common stock, Blackstone Holdings Partnership Units and deferred restricted shares of common stock, were 1,206,688,359 as of September 30, 2022. Total outstanding phantom shares were 60,899 as of September 30, 2022.

4
6

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

A summary of the status of Blackstone’s unvested equity-based awards as of September 30, 2022 and of changes during the period January 1, 2022 through September 30, 2022 is presented below:

	Blackstone Holdings		Blackstone Inc.
			Equity Settled Awards		Cash Settled Awards
		Weighted-		Weighted-		Weighted-
		Average	Deferred	Average		Average
	Partnership	Grant Date	Restricted Shares	Grant Date	Phantom	Grant Date
Unvested Shares/Units	Units	Fair Value	of Common Stock	Fair Value	Shares	Fair Value
Balance, December 31, 2021	17,344,328	$37.37	26,537,813	$58.34	73,581	$137.65
Granted	—	—	11,465,069	126.99	28,130	125.93
Vested	(4,784,333)	36.35	(5,973,900)	61.10	(4,111)	62.72
Forfeited	(116,197)	38.24	(808,862)	75.67	(46,412)	130.22

Balance, September 30, 2022	12,443,798	$37.71	31,220,120	$82.66	51,188	$94.15

Shares/Units Expected to Vest
The following unvested shares and units, after expected forfeitures, as of September 30, 2022, are expected to vest:

		Weighted-
		Average
		Service Period
	Shares/Units	in Years
Blackstone Holdings Partnership Units	11,968,951	1.4
Deferred Restricted Shares of Common Stock	27,060,245	3.2

Total Equity-Based Awards	39,029,196	2.7

Phantom Shares	41,021	3.2

16. Related Party Transactions
Affiliate Receivables and Payables
Due from Affiliates and Due to Affiliates consisted of the following:

	September 30,	December 31,
	2022	2021

Due from Affiliates
Management Fees, Performance Revenues, Reimbursable Expenses and Other Receivables from Non-Consolidated Entities and Portfolio Companies	$3,160,945	$3,519,945
Due from Certain Non-Controlling Interest Holders and Blackstone Employees	824,535	1,099,899
Accrual for Potential Clawback of Previously Distributed Performance Allocations	44,010	37,023

	$4,029,490	$4,656,867

4
7

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	September 30,	December 31,
	2022	2021

Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,600,749	$1,558,393
Due to Non-Consolidated Entities	166,191	181,341
Due to Certain Non-Controlling Interest Holders and Blackstone Employees	191,135	77,664
Accrual for Potential Repayment of Previously Received Performance Allocations	102,816	88,700

	$2,060,891	$1,906,098

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties
The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of September 30, 2022 and December 31, 2021, such investments aggregated $1.6 billion and $1.6 billion, respectively. Their share of the Net Income Attributable to Redeemable
Non-Controlling
and
Non-Controlling
Interests in Consolidated Entities aggregated to $(10.0) million and $137.7 million for the three months ended September 30, 2022 and 2021, respectively, and $(20.4) million and $371.3 million for the nine months ended September 30, 2022 and 2021, respectively.
Loans to Affiliates
Loans to affiliates consist of interest bearing advances to certain Blackstone individuals to finance their investments in certain Blackstone Funds. These loans earn interest at Blackstone’s cost of borrowing and such interest totaled $1.9 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively, and $5.7 million and $4.2 million for the nine months ended September 30, 2022 and 2021, respectively.
Contingent Repayment Guarantee
Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling
interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of September 30, 2022. See Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback).”
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
Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.6 billion over the next 15 years. The after-tax
net present value of these estimated payments totals $461.3 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO
owners and the others mentioned above.
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
17. Commitments and Contingencies
Commitments
Investment Commitments
Blackstone had $5.0 billion of investment commitments as of September 30, 2022 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments, including loan commitments. The consolidated Blackstone Funds had signed investment commitments of $198.2 million as of September 30, 2022, which includes $49.8 million of signed investment commitments for fund investments in the process of closing.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Contingencies
Guarantees
Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the ongoing business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to Blackstone to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, Blackstone’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $16.7 million as of September 30, 2022.
The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to The Blackstone Group International Partners LLP. The amount guaranteed as of September 30, 2022 was $82.5 million.
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
Over the objection of the Blackstone Defendants and others, in December 2020, the Circuit Court permitted the Attorney General of the Commonwealth of Kentucky (the “AG”) to intervene in the Mayberry Action. Motions to dismiss are currently pending in the Mayberry Action and discovery has begun. The Blackstone Defendants and others are also pursuing an interlocutory appeal asserting that the Circuit Court did not have jurisdiction to continue the Mayberry Action after the ruling of the Kentucky Supreme Court. On August 25, 2022, KRS was ordered to disclose, and on September 6, 2022, did disclose, a report prepared in 2021 by a law firm retained by KRS to conduct an investigation into the investment activities underlying the lawsuit. According to the report, the investigators “did not find any violations of fiduciary duty or illegal activity by [BLP]” related to KRS’s due diligence and retention of BLP or KRS’s continued investment with BLP. The report quotes contemporaneous communications by KRS staff during the period of the investment recognizing that BLP was exceeding KRS’s returns benchmark, that BLP was providing KRS with “far fewer negative months than any liquid market comparable,” and that BLP “[h]as killed it.”

5
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
For financial reporting purposes, when applicable, the general partners record a liability for potential clawback obligations to the limited partners of some of the carry funds due to changes in the unrealized value of a fund’s remaining investments and where the fund’s general partner has previously received Performance Allocation distributions with respect to s
u
ch fund’s realized
investments.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table presents the clawback obligations by segment:

	September 30, 2022			December 31, 2021
		Current and			Current and
	Blackstone	Former		Blackstone	Former
Segment	Holdings	Personnel (a)	Total (b)	Holdings	Personnel (a)	Total (b)
Real Estate	$32,831	$19,106	$51,937	$34,080	$20,186	$54,266
Private Equity	13,401	10,142	23,543	5,158	2,196	7,354
Credit & Insurance	12,605	14,731	27,336	12,439	14,641	27,080

	$58,837	$43,979	$102,816	$51,677	$37,023	$88,700

(a)	The split of clawback between Blackstone Holdings and Current and Former Personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.
(b)	Total is a component of Due to Affiliates. See Note 16. “Related Party Transactions — Affiliate Receivables and Payables — Due to Affiliates.”

For Private Equity, Real Estate, and certain Credit & Insurance Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of Blackstone, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At September 30, 2022, $1.2 billion was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.
In the Credit & Insurance segment, payment of Performance Allocations to Blackstone by the majority of the stressed/distressed, mezzanine and credit alpha strategies funds are substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.
If, at September 30, 2022, all of the investments held by Blackstone’s carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $6.0 billion, on an after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $5.6 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

•
Credit & Insurance – Blackstone’s Credit & Insurance segment consists principally of Blackstone Credit, which is organized into two overarching strategies: private credit (which includes mezzanine and direct lending funds, private placement strategies and energy strategies, including
Blackstone’s
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
September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
	Real	Private	Hedge Fund	Credit &	Total
	Estate	Equity	Solutions	Insurance	Segments
Management and Advisory Fees, Net
Base Management Fees	$610,606	$466,474	$138,818	$312,663	$1,528,561
Transaction, Advisory and Other Fees, Net	54,342	24,313	581	10,629	89,865
Management Fee Offsets	(1,842)	(3,634)	(57)	(1,323)	(6,856)

Total Management and Advisory Fees, Net	663,106	487,153	139,342	321,969	1,611,570
Fee Related Performance Revenues	260,003	—	—	112,128	372,131
Fee Related Compensation	(239,572)	(142,381)	(40,895)	(135,420)	(558,268)
Other Operating Expenses	(74,701)	(76,138)	(26,599)	(68,696)	(246,134)

Fee Related Earnings	608,836	268,634	71,848	229,981	1,179,299

Realized Performance Revenues	142,794	309,326	4,430	12,459	469,009
Realized Performance Compensation	(33,464)	(164,531)	(3,237)	(4,992)	(206,224)
Realized Principal Investment Income	45,297	38,015	9,460	46,993	139,765

Total Net Realizations	154,627	182,810	10,653	54,460	402,550

Total Segment Distributable Earnings	$763,463	$451,444	$82,501	$284,441	$1,581,849

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
5

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following tables present the financial data for Blackstone’s four segments as of September 30, 2022 and for the nine months ended September 30, 2022 and 2021:

	September 30, 2022 and the Nine Months Then Ended
	Real	Private	Hedge Fund	Credit &	Total
	Estate	Equity	Solutions	Insurance	Segments
Management and Advisory Fees, Net
Base Management Fees	$1,802,543	$1,321,405	$428,941	$911,697	$4,464,586
Transaction, Advisory and Other Fees, Net	141,801	64,522	5,500	27,143	238,966
Management Fee Offsets	(3,491)	(53,933)	(166)	(4,107)	(61,697)

Total Management and Advisory Fees, Net	1,940,853	1,331,994	434,275	934,733	4,641,855
Fee Related Performance Revenues	1,017,027	(648)	—	260,410	1,276,789
Fee Related Compensation	(858,307)	(446,053)	(145,993)	(399,799)	(1,850,152)
Other Operating Expenses	(229,033)	(227,115)	(75,849)	(189,745)	(721,742)

Fee Related Earnings	1,870,540	658,178	212,433	605,599	3,346,750

Realized Performance Revenues	2,943,430	882,448	40,540	122,175	3,988,593
Realized Performance Compensation	(1,154,897)	(428,614)	(14,320)	(54,487)	(1,652,318)
Realized Principal Investment Income	128,388	112,357	22,831	76,793	340,369

Total Net Realizations	1,916,921	566,191	49,051	144,481	2,676,644

Total Segment Distributable Earnings	$3,787,461	$1,224,369	$261,484	$750,080	$6,023,394

Segment Assets	$14,156,922	$14,185,968	$2,709,389	$6,147,667	$37,199,946

5
6

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Nine Months Ended September 30, 2021
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

Reconciliations of Total Segment Amounts
The following tables reconcile the Total Segment Revenues, Expenses and Distributable Earnings to their equivalent GAAP measure for the three and nine months ended September 30, 2022 and 2021 along with Total Assets as of September 30, 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Total GAAP Revenues	$1,058,114	$6,224,265	$6,813,614	$16,814,491
Less: Unrealized Performance Revenues (a)	771,637	(2,724,366)	2,946,255	(7,886,033)
Less: Unrealized Principal Investment Loss (b)	996,105	2,343	1,172,635	(526,249)
Less: Interest and Dividend Revenue (c)	(57,462)	(35,535)	(178,090)	(99,878)
Less: Other Revenue (d)	(198,546)	(64,109)	(427,069)	(152,252)
Impact of Consolidation (e)	23,373	(398,786)	(79,124)	(980,178)
Transaction-Related Charges (f)	(1,264)	36,797	(2,714)	33,186
Intersegment Eliminations	518	1,266	2,099	3,341

Total Segment Revenue (g)	$2,592,475	$3,041,875	$10,247,606	$7,206,428

5
7

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Expenses
Total GAAP Expenses	$961,361	$2,654,359	$3,902,496	$6,978,136
Less: Unrealized Performance Allocations Compensation (h)	359,590	(1,193,853)	1,273,849	(3,394,041)
Less: Equity-Based Compensation (i)	(190,197)	(129,254)	(587,386)	(394,948)
Less: Interest Expense (j)	(80,312)	(51,773)	(216,339)	(140,245)
Impact of Consolidation (e)	(14,125)	(5,320)	(33,325)	(17,067)
Amortization of Intangibles (k)	(13,238)	(17,044)	(47,326)	(51,212)
Transaction-Related Charges (f)	(10,511)	(22,396)	(62,435)	(89,428)
Administrative Fee Adjustment (l)	(2,460)	(2,488)	(7,421)	(7,747)
Intersegment Eliminations	518	1,266	2,099	3,341

Total Segment Expenses (m)	$1,010,626	$1,233,497	$4,224,212	$2,886,789

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Other Income
Total GAAP Other Income	$1,178	$94,991	$(51,524)	$344,978
Impact of Consolidation (e)	(1,178)	(94,991)	51,524	(344,978)

Total Segment Other Income	$—	$—	$—	$—

5
8

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Income Before Provision for Taxes
Total GAAP Income Before Provision for Taxes	$97,931	$3,664,897	$2,859,594	$10,181,333
Less: Unrealized Performance Revenues (a)	771,637	(2,724,366)	2,946,255	(7,886,033)
Less: Unrealized Principal Investment Loss (b)	996,105	2,343	1,172,635	(526,249)
Less: Interest and Dividend Revenue (c)	(57,462)	(35,535)	(178,090)	(99,878)
Less: Other Revenue (d)	(198,546)	(64,109)	(427,069)	(152,252)
Plus: Unrealized Performance Allocations Compensation (h)	(359,590)	1,193,853	(1,273,849)	3,394,041
Plus: Equity-Based Compensation (i)	190,197	129,254	587,386	394,948
Plus: Interest Expense (j)	80,312	51,773	216,339	140,245
Impact of Consolidation (e)	36,320	(488,457)	5,725	(1,308,089)
Amortization of Intangibles (k)	13,238	17,044	47,326	51,212
Transaction-Related Charges (f)	9,247	59,193	59,721	122,614
Administrative Fee Adjustment (l)	2,460	2,488	7,421	7,747

Total Segment Distributable Earnings	$1,581,849	$1,808,378	$6,023,394	$4,319,639

As of
September 30,
2022
Total Assets
Total GAAP Assets	$40,259,321
Impact of Consolidation (e)	(3,059,375)

Total Segment Assets	$37,199,946

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
(d)
This adjustment removes Other Revenue on a segment basis. For the three months ended September 30, 2022 and 2021, Other Revenue on a GAAP basis was $199.4 million and $64.2 million, and included $198.4 million and $63.5 million of foreign exchange gains, respectively. For the nine months ended September 30, 2022 and 2021, Other Revenue on a GAAP basis was $427.8 million and $152.4 million, and included $426.7 million and $150.4 million of foreign exchange gains, respectively.

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

(g)	Total Segment Revenues is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Total Segment Management and Advisory Fees, Net	$1,611,570	$1,320,075	$4,641,855	$3,711,022
Total Segment Fee Related Performance Revenues	372,131	73,313	1,276,789	291,370
Total Segment Realized Performance Revenues	469,009	1,497,477	3,988,593	2,691,738
Total Segment Realized Principal Investment Income	139,765	151,010	340,369	512,298

Total Segment Revenues	$2,592,475	$3,041,875	$10,247,606	$7,206,428

(h)	This adjustment removes Unrealized Performance Allocations Compensation.
(i)	This adjustment removes Equity-Based Compensation on a segment basis.
(j)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(k)	This adjustment removes the amortization of transaction-related intangibles, which are excluded from Blackstone’s segment presentation.
(l)
This adjustment adds an amount equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units. The administrative fee is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

(m)	Total Segment Expenses is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Total Segment Fee Related Compensation	$558,268	$419,481	$1,850,152	$1,239,976
Total Segment Realized Performance Compensation	206,224	619,074	1,652,318	1,108,269
Total Segment Other Operating Expenses	246,134	194,942	721,742	538,544

Total Segment Expenses	$1,010,626	$1,233,497	$4,224,212	$2,886,789

6
0

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Reconciliations of Total Segment Components
The following tables reconcile the components of Total Segments to their equivalent GAAP measures, reported on the Condensed Consolidated Statement
s
of Operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Management and Advisory Fees, Net
GAAP	$1,617,754	$1,320,795	$4,654,877	$3,711,159
Segment Adjustment (a)	(6,184)	(720)	(13,022)	(137)

Total Segment	$1,611,570	$1,320,075	$4,641,855	$3,711,022

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
GAAP Realized Performance Revenues to Total Segment Fee Related Performance Revenues
GAAP
Incentive Fees	$110,776	$48,206	$314,863	$117,537
Investment Income - Realized Performance Allo c ations	725,888	1,522,495	4,946,043	2,865,482

GAAP	836,664	1,570,701	5,260,906	2,983,019
Total Segment
Less: Realized Performance Revenues	(469,009)	(1,497,477)	(3,988,593)	(2,691,738)
Segment Adjustment	4,476	89	4,476	89

Total Segment	$372,131	$73,313	$1,276,789	$291,370

6
1

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

GAAP Compensation to Total Segment Fee Related Compensation
GAAP
Compensation	$600,273	$536,199	$1,942,790	$1,585,941
Incentive Fee Compensation	50,355	21,007	136,737	48,763
Realized Performance Allocations Compensation	313,930	631,632	2,067,447	1,192,082

GAAP	964,558	1,188,838	4,146,974	2,826,786
Total Segment
Less: Realized Performance Compensation	(206,224)	(619,074)	(1,652,318)	(1,108,269)
Less: Equity-Based Compensation - Fee Related Compensation	(187,873)	(127,442)	(580,029)	(388,607)
Less: Equity-Based Compensation - Performance Compensation	(2,324)	(1,812)	(7,357)	(6,341)
Segment Adjustment (b)	(9,869)	(21,029)	(57,118)	(83,593)

Total Segment	$558,268	$419,481	$1,850,152	$1,239,976

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

GAAP General, Administrative and Other to Total Segment Other Operating Expenses
GAAP	$270,369	$217,995	$800,331	$608,174
Segment Adjustment (c)	(24,235)	(23,053)	(78,589)	(69,630)

Total Segment	$246,134	$194,942	$721,742	$538,544

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Realized Performance Revenues
GAAP
Incentive Fees	$110,776	$48,206	$314,863	$117,537
Investment Income - Realized Performance Allocations	725,888	1,522,495	4,946,043	2,865,482

GAAP	836,664	1,570,701	5,260,906	2,983,019
Total Segment
Less: Fee Related Performance Revenu e s	(372,131)	(73,313)	(1,276,789)	(291,370)
Segment Adjustme n t	4,476	89	4,476	89

Total Segment	$469,009	$1,497,477	$3,988,593	$2,691,738

6
2

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Realized Performance Compensation
GAAP
Incentive Fee Compensation	$50,355	$21,007	$136,737	$48,763
Realized Performance Allocation Compensation	313,930	631,632	2,067,447	1,192,082

GAAP	364,285	652,639	2,204,184	1,240,845
Total Segment
Less: Fee Related Performance Compensation (d)	(155,737)	(31,753)	(544,509)	(126,235)
Less: Equity-Based Compensation - Performance Compensation	(2,324)	(1,812)	(7,357)	(6,341)

Total Segment	$206,224	$619,074	$1,652,318	$1,108,269

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Realized Principal Investment Income
GAAP	$193,228	$325,414	$743,493	$832,512
Segment Adjustment (e)	(53,463)	(174,404)	(403,124)	(320,214)

Total Segment	$139,765	$151,010	$340,369	$512,298

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
On November 3, 2022, Blackstone issued $600 million aggregate principal amount of
5.900%
senior notes due 2027

and $900 million aggregate principal amount of
6.200%
senior notes due 2033. For additional information see Note 12. “Borrowings.”

6
4

Item 1A. Unaudited Supplemental Presentation of Statements of Financial Condition
Blackstone Inc.
Unaudited Consolidating Statements of Financial Condition
(Dollars in Thousands)

	September 30, 2022
	Consolidated	Consolidated
	Operating	Blackstone	Reclasses and
	Partnerships	Funds (a)	Eliminations	Consolidated

Assets
Cash and Cash Equivalents	$3,480,003	$—	$—	$3,480,003
Cash Held by Blackstone Funds and Other	—	94,358	—	94,358
Investments	23,371,059	3,828,497	(943,408)	26,256,148
Accounts Receivable	743,030	92,499	—	835,529
Due from Affiliates	4,042,347	12,925	(25,782)	4,029,490
Intangible Assets, Net	232,096	—	—	232,096
Goodwill	1,890,202	—	—	1,890,202
Other Assets	785,508	286	—	785,794
Right-of-Use Assets	887,832	—	—	887,832
Deferred Tax Assets	1,767,869	—	—	1,767,869

Total Assets	$37,199,946	$4,028,565	$(969,190)	$40,259,321

Liabilities and Equity
Loans Payable	$9,232,453	$30,627	$—	$9,263,080
Due to Affiliates	1,992,504	94,169	(25,782)	2,060,891
Accrued Compensation and Benefits	6,732,507	—	—	6,732,507
Securities Sold, Not Yet Purchased	3,812	22,971	—	26,783
Repurchase Agreements	313,138	—	—	313,138
Operating Lease Liabilities	985,632	—	—	985,632
Accounts Payable, Accrued Expenses and Other Liabilities	1,117,340	24,565	—	1,141,905

Total Liabilities	20,377,386	172,332	(25,782)	20,523,936

Redeemable Non-Controlling Interests in Consolidated Entities	3	1,344,185	—	1,344,188

Equity
Common Stock	7	—	—	7
Series I Preferred Stock	—	—	—	—
Series II Preferred Stock	—	—	—	—
Additional Paid-in-Capital	5,791,006	922,225	(922,225)	5,791,006
Retained Earnings	1,869,463	21,183	(21,183)	1,869,463
Accumulated Other Comprehensive Loss	(34,582)	(40,218)	—	(74,800)
Non-Controlling Interests in Consolidated Entities	3,748,290	1,608,858	—	5,357,148
Non-Controlling Interests in Blackstone Holdings	5,448,373	—	—	5,448,373

Total Equity	16,822,557	2,512,048	(943,408)	18,391,197

Total Liabilities and Equity	$37,199,946	$4,028,565	$(969,190)	$40,259,321

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
BEPIF (Aggregator) SCSp*
BX Shipston SCSp*
Blackstone Private Equity Strategies Fund L.P.*
Blackstone Private Equity Strategies Fund SICAV*
Mezzanine
side-by-side
investment vehicles
Private equity
side-by-side
investment vehicles
Real estate
side-by-side
investment vehicles
Hedge Fund Solutions
side-by-side
investment vehicles.
*Consolidated as of September 30, 2022 only
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
Our Business
Blackstone is one of the world’s leading investment firms. We generate revenue from fees earned pursuant to contractual arrangements with funds, fund investors and fund portfolio companies (including management, transaction and monitoring fees), and from capital markets services. We also invest in the funds we manage and we are entitled to a pro-rata
share of the income of the fund
(a “pro-rata
allocation”). In addition to a
pro-rata
allocation, and assuming certain investment returns are achieved, we are entitled to a disproportionate allocation of the income otherwise allocable to the limited partners, commonly referred to as carried interest (“Performance Allocations”). In certain structures, we receive a contractual incentive fee from an investment fund based on achieving certain investment returns (an “Incentive Fee,” and together with Performance Allocations, “Performance Revenues”). The composition of our revenues will vary based on market conditions and the cyclicality of the different businesses in which we operate. Net investment gains and investment income generated by the Blackstone Funds are driven by the performance of the underlying investments as well as overall market conditions. Fair values are affected by changes in the fundamentals of our portfolio company and other investments, the industries in which they operate, the overall economy and other market conditions.
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
In the third quarter of 2022, global markets continued to experience significant volatility, driven by concerns over persistent inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. Inflation persisted at multi-decade highs in many major economies around the world, prompting central banks to pursue monetary policy tightening actions that are likely to continue to create headwinds to economic growth. In the U.S., annual inflation was 8.2% in September, down from 9.1% in June but still well above the Federal Reserve’s long-run
target of 2%. In Eurozone economies, inflation increased to a record 9.9% in September, up from 9.1% in August. The U.S. Federal Reserve raised the federal funds target range to
3.00-3.25%
in the third quarter of 2022 and further to
3.75-4.00%
in November, while the European Central Bank raised its deposit facility rate to 0.75%. Both central banks reiterated expectations for further increases in the coming months.
Nonetheless, several key economic indicators in the U.S., including employment, wage growth and consumer health measures, have demonstrated resilience. The U.S. unemployment rate declined to the pre-pandemic
level of 3.5% as of September 2022, signaling a strong labor market. Wages increased 5.0% year-over-year in September and exceeded the
15-year
average of 2.9%. Retail sales increased 8.2% year-over-year in September, driven in part by higher prices. In manufacturing, however, the Institute for Supply Management Purchasing Managers’ Index decreased to 50.9 in the third quarter from 61.1 in September 2021, signaling a slowing expansion in the U.S. manufacturing sector. While the U.S. economy has demonstrated resilience, global economies are facing less robust fundamentals. In China, 2022 economic growth is expected to be the second lowest since 1976. In the Eurozone and U.K., many economists are predicting modest economic contraction in 2023.

For the first nine months of 2022, the S&P 500 declined 24% — with declines in every sector except energy. The telecom sector experienced the largest decline, down 39% year to date. Energy was the best performing sector, up 34% year to date. The price of West Texas Intermediate crude oil decreased 25% from the second quarter to $79 per barrel, but has since climbed 9% as of October 31, 2022 following production cuts amid tight supply.
Volatility increased in the third quarter, with the CBOE Volatility Index rising 10% from the second quarter. Capital markets activity experienced a dramatic slowdown. U.S. initial public offering volumes decreased 95% compared to the third quarter of 2021 while U.S. announced merger and acquisition deal volumes declined 62% over the same period.
The
ten-year
Treasury yield increased 82 basis points to 3.83% during the third quarter and has since climbed to 4.05% as of October 31, 2022. Three month LIBOR increased 147 basis points to 3.75% during the third quarter and has since increased to 4.46% as of October 31, 2022.
In credit markets, the S&P leveraged loan index increased by 1.4% and the Credit Suisse high yield bond index declined by 0.4% in the third quarter. High yield spreads contracted by 45 basis points sequentially, while issuance decreased 81% compared to the third quarter of 2021.
While overall headline economic measures remained generally resilient in the third quarter, pervasive inflation is likely to lead to continued central bank tightening. The prospect of slower economic growth, coupled with continued uncertainty regarding the potential for a recession in the U.S., could contribute to prolonged market volatility.
Notable Transactions
On November 3, 2022, Blackstone issued $600 million aggregate principal amount of 5.900% senior notes due November 3, 2027 (the “2027 Notes”) and $900 million aggregate principal amount of 6.200% senior notes due April 22, 2033 (the “2033 Notes”). Blackstone intends to use the net proceeds from the sale of the 2027 Notes and the 2033 Notes for general corporate purposes. For additional information see Note 12. “Borrowings” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements.”
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
Realized Performance Compensation reflects an increase in the aggregate Realized Performance Compensation paid to certain of our professionals above the amounts allocable to them based upon the percentage participation in the relevant performance plans previously awarded to them as a result of a compensation program that commenced during the three months ended June 30, 2021. The expectation is that for the full year 2022, Fee Related Compensation will be decreased by the total amount of additional Performance Compensation awarded for the year. In the three months ended September 30, 2022 the increase to Realized Performance Compensation of $15.0 million was less than the decrease to Fee Related Compensation of $20.0 million, while in the nine months ended September 30, 2022 the increase to Realized Performance Compensation of $80.0 million was greater than the decrease to Fee Related Compensation of $60.0 million. These changes to Realized Performance Compensation and Fee Related Compensation reduced Net Realizations, increased Fee Related Earnings and had a favorable impact to Income Before Provision (Benefit) for Taxes and Distributable Earnings in the three months ended September 30, 2022 and a negative impact to Income Before Provision (Benefit) for Taxes and Distributable Earnings in the nine months ended September 30, 2022. These changes are not expected to impact Income Before Provision (Benefit) for Taxes and Distributable Earnings for the full year. In the three months and nine months ended September 30, 2021 Realized Performance Compensation was increased, and Fee Related Compensation was decreased, by $5.0 million and $20.0 million, respectively. This reduced Net Realizations, increased Fee Related Earnings, was neutral to Income Before Provision (Benefit) for Taxes and had no impact to Distributable Earnings for such period.

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
Recent Tax Developments
The Presidential administration and the U.S. Congress may introduce new or enforce existing policies and regulations that may create uncertainty for our business and investment strategies and could have an adverse impact on us. For example, a top legislative priority of the Presidential administration is significant changes to U.S. tax regulations. The administration has recently signed into law the Inflation Reduction Act which, among other things, imposes a minimum “book” tax on certain large corporations and creates a new excise tax on net stock repurchases made by certain publicly traded corporations after December 31, 2022. While the application of this new law is uncertain and we continue to evaluate its potential impact, these changes could materially change the amount and/or timing of tax Blackstone Inc. may be required to pay. For further discussion of potential consequences of changes in tax regulations, please see “Part I. Item 1A. Risk Factors – Risks Related to Our Business – Changes in U.S. and foreign taxation of businesses and other tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely affect us, including by adversely impacting our effective tax rate and tax liability” in our Annual Report on Form
10-K
for the year ended December 31, 2021.
Consolidated Results of Operations
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

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended				Nine Months Ended
	September 30,		2022 vs. 2021		September 30,		2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%

	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$1,617,754	$1,320,795	$296,959	22%	$4,654,877	$3,711,159	$943,718	25%

Incentive Fees	110,776	48,206	62,570	130%	314,863	117,537	197,326	168%

Investment Income (Loss)
Performance Allocations
Realized	725,888	1,522,495	(796,607)	-52%	4,946,043	2,865,482	2,080,561	73%
Unrealized	(771,637)	2,724,366	(3,496,003)	n/m	(2,946,255)	7,886,033	(10,832,288)	n/m
Principal Investments
Realized	193,228	325,414	(132,186)	-41%	743,493	832,512	(89,019)	-11%
Unrealized	(1,069,697)	183,754	(1,253,451)	n/m	(1,496,226)	1,151,904	(2,648,130)	n/m

Total Investment Income (Loss)	(922,218)	4,756,029	(5,678,247)	n/m	1,247,055	12,735,931	(11,488,876)	-90%

Interest and Dividend Revenue	52,420	35,048	17,372	50%	168,980	97,477	71,503	73%
Other	199,382	64,187	135,195	211%	427,839	152,387	275,452	181%

Total Revenues	1,058,114	6,224,265	(5,166,151)	-83%	6,813,614	16,814,491	(10,000,877)	-59%

Expenses
Compensation and Benefits
Compensation	600,273	536,199	64,074	12%	1,942,790	1,585,941	356,849	23%
Incentive Fee Compensation	50,355	21,007	29,348	140%	136,737	48,763	87,974	180%
Performance Allocations Compensation
Realized	313,930	631,632	(317,702)	-50%	2,067,447	1,192,082	875,365	73%
Unrealized	(359,590)	1,193,853	(1,553,443)	n/m	(1,273,849)	3,394,041	(4,667,890)	n/m

Total Compensation and Benefits	604,968	2,382,691	(1,777,723)	-75%	2,873,125	6,220,827	(3,347,702)	-54%
General, Administrative and Other	270,369	217,995	52,374	24%	800,331	608,174	192,157	32%
Interest Expense	80,507	52,413	28,094	54%	216,896	141,718	75,178	53%
Fund Expenses	5,517	1,260	4,257	338%	12,144	7,417	4,727	64%

Total Expenses	961,361	2,654,359	(1,692,998)	-64%	3,902,496	6,978,136	(3,075,640)	-44%

Other Income (Loss)
Change in Tax Receivable Agreement Liability	—	(37,321)	37,321	-100%	748	(34,803)	35,551	n/m
Net Gains (Losses) from Fund Investment Activities	1,178	132,312	(131,134)	-99%	(52,272)	379,781	(432,053)	n/m

Total Other Income (Loss)	1,178	94,991	(93,813)	-99%	(51,524)	344,978	(396,502)	n/m

Income Before Provision for Taxes	97,931	3,664,897	(3,566,966)	-97%	2,859,594	10,181,333	(7,321,739)	-72%
Provision for Taxes	94,231	458,904	(364,673)	-79%	614,026	746,707	(132,681)	-18%

Net Income	3,700	3,205,993	(3,202,293)	-100%	2,245,568	9,434,626	(7,189,058)	-76%
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	25,773	1,550	24,223	n/m	56,700	2,816	53,884	n/m
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	(62,093)	486,907	(549,000)	n/m	(62,425)	1,305,273	(1,367,698)	n/m
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	37,724	1,315,641	(1,277,917)	-97%	1,061,516	3,667,618	(2,606,102)	-71%

Net Income Attributable to Blackstone Inc.	$2,296	$1,401,895	$(1,399,599)	-100%	$1,189,777	$4,458,919	$(3,269,142)	-73%

n/m     Not meaningful.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Revenues
Revenues were $1.1 billion for the three months ended September 30, 2022, a decrease of $5.2 billion, compared to $6.2 billion for the three months ended September 30, 2021. The decrease in Revenues was primarily attributable to a decrease of $5.7 billion in Investment Income (Loss), which is composed of decreases of $4.7 billion and $928.8 million in Unrealized Investment Income (Loss) and Realized Investment Income (Loss), respectively.
The $4.7 billion decrease in Unrealized Investment Income (Loss) was primarily attributable to net unrealized depreciation of investments in the three months ended September 30, 2022 compared to net unrealized appreciation of investments in the three months ended September 30, 2021. Principal drivers of the decrease were:

•
The decrease of $2.3 billion in our Real Estate segment was primarily attributable to net unrealized depreciation of investments in BREP and lower net unrealized appreciation of investments in Core+ real estate during the three months ended September 30, 2022. BREP and Core+ real estate’s carrying value decreased 0.6% and increased 2.3%, respectively, in the three months ended September 30, 2022 compared to increases of 16.2% and 7.6%, respectively, in the three months ended September 30, 2021.

•
The decrease of $1.1 billion in our Private Equity segment was primarily attributable to net unrealized depreciation of investments in corporate private equity and Strategic Partners in the three months ended September 30, 2022 compared to net unrealized appreciation of investments in the three months ended September 30, 2021. Corporate private equity and Strategic Partners carrying value decreased 0.3% and 3.5%, respectively, in the three months ended September 30, 2022 compared to increases of 9.9% and 24.6%, respectively, in the three months ended September 30, 2021.

•
The decrease of $972.5 million in our Credit & Insurance segment was primarily attributable to an unrealized loss on the ownership of Corebridge common stock based on the publicly traded price as of September 30, 2022.

The $928.8 million decrease in Realized Investment Income (Loss) was primarily attributable to lower realized gains in our Real Estate and Private Equity segments.
Expenses
Expenses were $961.4 million for the three months ended September 30, 2022, a decrease of $1.7 billion, compared to $2.7 billion for the three months ended September 30, 2021. The decrease was primarily attributable to a decrease of $1.8 billion in Total Compensation and Benefits, which is composed of a decrease of $1.9 billion in Performance Allocations Compensation and an increase of $64.1 million in Compensation. The decrease in Performance Allocations Compensation was primarily due to the decrease in Investment Income (Loss), on which a portion of compensation is based. The increase in Compensation was primarily due to the increase in Management and Advisory Fees, Net, on which a portion of compensation is based.
Other Income (Loss)
Other Income (Loss) was $1.2 million for the three months ended September 30, 2022, a decrease of $93.8 million, compared to $95.0 million for the three months ended September 30, 2021. The decrease in Other Income was primarily due to a decrease of $131.1 million in Net Gains (Losses) from Fund Investment Activities.

The decrease in Net Gains (Losses) from Fund Investment Activities was principally driven by decreases of $71.1 million, $40.5 million, $14.0 million and $5.5 million in our Private Equity, Real Estate, Hedge Fund Solutions and Credit & Insurance segments, respectively. The decrease in our Private Equity segment was primarily due to unrealized depreciation of investments and lower realized gains of investments in our consolidated private equity funds. The decrease in our Real Estate segment was primarily due to unrealized depreciation of investments, partially offset by higher realized gains of investments in our consolidated real estate funds. The decrease in our Hedge Fund Solutions segment was primarily due to unrealized depreciation of investments in our consolidated hedge fund solutions funds. The decrease in our Credit & Insurance segment was primarily due to unrealized depreciation of investments and realized losses of investments in our consolidated credit funds.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Revenues
Revenues were $6.8 billion for the nine months ended September 30, 2022, a decrease of $10.0 billion, compared to $16.8 billion for the nine months ended September 30, 2021. The decrease in Revenues was primarily attributable to a net decrease of $11.5 billion in Investment Income (Loss), which is composed of a decrease of $13.5 billion in Unrealized Investment Income (Loss) and an increase of $2.0 billion in Realized Investment Income (Loss), partially offset by an increase of $943.7 million in Management and Advisory Fees, Net.
The $13.5 billion decrease in Unrealized Investment Income (Loss) was primarily attributable to net unrealized depreciation of investments in the nine months ended September 30, 2022 compared to net unrealized appreciation of investments in the nine months ended September 30, 2021. Principal drivers of the decrease were:

•
The decrease of $5.5 billion in our Private Equity segment was primarily attributable to net unrealized depreciation of investments in corporate private equity and lower net unrealized appreciation in Strategic Partners in the nine months ended September 30, 2022 compared to net unrealized appreciation of investments in the nine months ended September 30, 2021. Corporate private equity and Strategic Partners carrying value decreased 4.3% and increased 10.3%, respectively, in the nine months ended September 30, 2022 compared to increases of 38.3% and 54.6%, respectively, in the nine months ended September 30, 2021.

•
The decrease of $5.3 billion in our Real Estate segment which was primarily attributable to lower net unrealized appreciation of investments in BREP during the nine months ended September 30, 2022, compared to the net unrealized appreciation of investments in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. BREP’s carrying value increased 8.8% in the nine months ended September 30, 2022 compared to 31.6% in the nine months ended September 30, 2021.

•
The decrease of $1.3 billion in our Credit & Insurance segment was primarily attributable to an unrealized loss on the ownership of Corebridge common stock based on the publicly traded price as of September 30, 2022 and lower net returns in our private credit strategies in the nine months ended September 30, 2022 compared to September 30, 2021.

The $2.0 billion increase in Realized Investment Income (Loss) was primarily attributable to higher realized gains in our Real Estate segment, partially offset by lower realized gains in our Private Equity segment.
The $943.7 million increase in Management and Advisory Fees, Net was primarily due to increases in our Real Estate and Credit & Insurance segments of $459.3 million and $393.9 million, respectively. The increase in our Real Estate segment was primarily due to
Fee-Earning
Assets Under Management growth in Core+ real estate and BREDS. The increase in our Credit & Insurance segment was primarily due to an increase in inflows in BCRED and BIS.

Expenses
Expenses were $3.9 billion for the nine months ended September 30, 2022, a decrease of $3.1 billion, compared to $7.0 billion for the nine months ended September 30, 2021. The decrease was primarily attributable a decrease of $3.3 billion in Total Compensation and Benefits, which is composed of a decrease of $3.8 billion in Performance Allocations Compensation and an increase of $356.8 million in Compensation, partially offset by an increase of $192.2 million in General, Administrative and Other. The decrease in Performance Allocations Compensation was primarily due to the decrease in Investment Income, on which a portion of compensation is based. The increase in Compensation was primarily due to the increase in Management and Advisory Fees, Net, on which a portion of compensation is based. The increase in General, Administrative and Other was primarily due to travel and entertainment, occupancy and technology related expenses, and professional fees.
Other Income (Loss)
Other Income (Loss) was $(51.5) million for the nine months ended September 30, 2022, a decrease of $396.5 million, compared to $345.0 million for the nine months ended September 30, 2021. The decrease in Other Income was primarily due to a decrease of $432.1 million in Net Gains (Losses) from Fund Investment Activities.
The decrease in Net Gains (Losses) from Fund Investment Activities was principally driven by decreases of $264.3 million, $99.9 million, $36.9 million and $31.0 million in our Private Equity, Hedge Fund Solutions, Credit & Insurance and Real Estate segments, respectively. The decrease in our Private Equity segment was primarily due to unrealized depreciation of investments and lower realized gains of investments in our consolidated private equity funds. The decrease in our Hedge Fund Solutions segment was primarily due to unrealized depreciation of investments in our consolidated hedge fund solutions funds. The decrease in our Credit & Insurance segment was primarily due to unrealized depreciation of investments and realized losses of investments in our consolidated credit funds. The decrease in our Real Estate segment was primarily due to unrealized depreciation of investments, partially offset by higher realized gains of investments in our consolidated real estate funds.
Provision for Taxes
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Blackstone’s Provision for Taxes for the three months ended September 30, 2022 and 2021 was $94.2 million and $458.9 million, respectively. This resulted in an effective tax rate of 96.2% and 12.5%, respectively, based on our Income (Loss) Before Provision for Taxes of $97.9 million and $3.7 billion. The increase in Blackstone’s effective tax rate for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, includes a portion of the reported Income (Loss) Before Provision for Taxes that is attributable to non-controlling
interest holders, the state tax provision and deferred tax adjustments.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Blackstone’s Provision for Taxes for the nine months ended September 30, 2022 and 2021 was $614.0 million and $746.7 million, respectively. This resulted in an effective tax rate of 21.5% and 7.3%, respectively, based on our Income (Loss) Before Provision for Taxes of $2.9 billion and $10.2 billion. The increase in Blackstone’s effective tax rate for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, resulted primarily from the reduction of valuation allowances previously recorded against deferred tax assets during 2021, and an increase in state tax provision due to recent developments affecting the allocation of income among multiple tax jurisdictions.
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
For the three months ended September 30, 2022 and 2021, the Net Income Before Taxes allocated to Blackstone personnel and other limited partners of Blackstone Holdings was 39.7% and 41.2%, respectively. For the nine months ended September 30, 2022 and 2021, the Net Income Before Taxes allocated to Blackstone personnel and others who are limited partners of Blackstone Holdings was 39.8% and 41.5%, respectively. The respective decreases of 1.5% and 1.7% were primarily due to the conversion of Blackstone Holdings Partnership Units to shares of common stock and the vesting of shares of common stock.
The Other Income (Loss) — Change in Tax Receivable Agreement Liability was entirely allocated to Blackstone Inc.

Operating Metrics
Total and
Fee-Earning
Assets Under Management
The following graphs and tables summarize the
Fee-Earning
Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the three and nine months ended September 30, 2022 and 2021. For a description of how Assets Under Management and
Fee-Earning
Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Total and
Fee-Earning
Assets Under Management.”

Note:	Totals may not add due to rounding.

	Three Months Ended
	September 30, 2022					September 30, 2021
		Private	Hedge Fund	Credit &			Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total	Real Estate	Equity	Solutions	Insurance	Total

	(Dollars in Thousands)

Fee-Earning Assets Under Management
Balance, Beginning of Period	$252,125,870	$163,521,507	$72,629,621	$195,548,963	$683,825,961	$166,263,493	$132,475,486	$72,240,152	$127,953,395	$498,932,526
Inflows (a)	35,565,611	5,720,545	956,594	9,236,906	51,479,656	13,568,086	8,372,265	3,011,092	12,022,947	36,974,390
Outflows (b)	(8,845,200)	(443,618)	(1,614,636)	(6,325,326)	(17,228,780)	(821,127)	(822,292)	(2,282,247)	(1,914,543)	(5,840,209)

Net Inflows (Outflows)	26,720,411	5,276,927	(658,042)	2,911,580	34,250,876	12,746,959	7,549,973	728,845	10,108,404	31,134,181
Realizations (c)	(4,238,668)	(1,932,887)	(431,322)	(1,457,210)	(8,060,087)	(4,228,169)	(2,649,349)	(413,232)	(1,780,911)	(9,071,661)
Market Activity (d)(g)	(1,159,763)	407,777	(102,021)	(3,297,392)	(4,151,399)	5,385,810	1,704,148	711,084	(383,538)	7,417,504

Balance, End of Period (e)	$273,447,850	$167,273,324	$71,438,236	$193,705,941	$705,865,351	$180,168,093	$139,080,258	$73,266,849	$135,897,350	$528,412,550

Increase (Decrease)	$21,321,980	$3,751,817	$(1,191,385)	$(1,843,022)	$22,039,390	$13,904,600	$6,604,772	$1,026,697	$7,943,955	$29,480,024
Increase (Decrease)	8%	2%	-2%	-1%	3%	8%	5%	1%	6%	6%

	Nine Months Ended
	September 30, 2022					September 30, 2021
		Private	Hedge Fund	Credit &			Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total	Real Estate	Equity	Solutions	Insurance	Total

	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$221,476,699	$156,556,959	$74,034,568	$197,900,832	$649,969,058	$149,121,461	$129,539,630	$74,126,610	$116,645,413	$469,433,114
Inflows (a)	83,072,471	17,201,200	6,736,594	34,262,589	141,272,854	31,963,738	15,161,253	6,811,947	34,943,855	88,880,793
Outflows (b)	(16,659,446)	(1,359,978)	(7,402,333)	(16,116,378)	(41,538,135)	(2,246,364)	(1,887,923)	(11,905,577)	(9,532,557)	(25,572,421)

Net Inflows (Outflows)	66,413,025	15,841,222	(665,739)	18,146,211	99,734,719	29,717,374	13,273,330	(5,093,630)	25,411,298	63,308,372
Realizations (c)	(18,443,319)	(7,585,363)	(1,255,419)	(6,717,555)	(34,001,656)	(9,153,366)	(9,024,609)	(896,526)	(9,057,779)	(28,132,280)
Market Activity (d)(h)	4,001,445	2,460,506	(675,174)	(15,623,547)	(9,836,770)	10,482,624	5,291,907	5,130,395	2,898,418	23,803,344

Balance, End of Period (e)	$273,447,850	$167,273,324	$71,438,236	$193,705,941	$705,865,351	$180,168,093	$139,080,258	$73,266,849	$135,897,350	$528,412,550

Increase (Decrease)	$51,971,151	$10,716,365	$(2,596,332)	$(4,194,891)	$55,896,293	$31,046,632	$9,540,628	$(859,761)	$19,251,937	$58,979,436
Increase (Decrease)	23%	7%	-4%	-2%	9%	21%	7%	-1%	17%	13%
Annualized Base Management Fee Rate (f)	0.97%	1.09%	0.78%	0.62%	0.88%	1.12%	1.11%	0.83%	0.56%	0.93%

	Three Months Ended
	September 30, 2022					September 30, 2021
		Private	Hedge Fund	Credit &			Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total	Real Estate	Equity	Solutions	Insurance	Total

	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$320,038,428	$275,886,414	$80,051,408	$264,829,491	$940,805,741	$207,548,236	$223,621,359	$79,145,263	$173,713,854	$684,028,712
Inflows (a)	10,106,034	14,490,688	1,154,963	19,092,560	44,844,245	16,045,781	7,355,730	3,341,522	19,997,259	46,740,292
Outflows (b)	(3,832,277)	(891,533)	(1,494,809)	(6,419,532)	(12,638,151)	(1,116,933)	(449,214)	(2,358,568)	(2,643,752)	(6,568,467)

Net Inflows (Outflows)	6,273,757	13,599,155	(339,846)	12,673,028	32,206,094	14,928,848	6,906,516	982,954	17,353,507	40,171,825
Realizations (c)	(4,077,373)	(5,306,409)	(448,706)	(5,913,377)	(15,745,865)	(7,048,140)	(10,815,305)	(422,694)	(3,466,302)	(21,752,441)
Market Activity (d)(i)	(2,888,406)	(911,462)	10,776	(2,530,364)	(6,319,456)	14,754,291	11,808,232	896,734	755,359	28,214,616

Balance, End of Period (e)	$319,346,406	$283,267,698	$79,273,632	$269,058,778	$950,946,514	$230,183,235	$231,520,802	$80,602,257	$188,356,418	$730,662,712

Increase (Decrease)	$(692,022)	$7,381,284	$(777,776)	$4,229,287	$10,140,773	$22,634,999	$7,899,443	$1,456,994	$14,642,564	$46,634,000
Increase (Decrease)	—	3%	-1%	2%	1%	11%	4%	2%	8%	7%

	Nine Months Ended
	September 30, 2022					September 30, 2021
		Private	Hedge Fund	Credit &			Private	Hedge Fund	Credit &
	Real Estate	Equity	Solutions	Insurance	Total	Real Estate	Equity	Solutions	Insurance	Total

	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$279,474,105	$261,471,007	$81,334,141	$258,622,467	$880,901,720	$187,191,247	$197,549,222	$79,422,869	$154,393,590	$618,556,928
Inflows (a)	76,028,056	43,964,395	7,177,191	55,808,400	182,978,042	33,506,903	22,522,400	7,605,641	51,990,890	115,625,834
Outflows (b)	(9,969,465)	(2,869,020)	(7,524,173)	(16,635,968)	(36,998,626)	(3,505,186)	(2,277,970)	(11,280,914)	(11,152,173)	(28,216,243)

Net Inflows (Outflows)	66,058,591	41,095,375	(346,982)	39,172,432	145,979,416	30,001,717	20,244,430	(3,675,273)	40,838,717	87,409,591
Realizations (c)	(33,462,061)	(18,611,016)	(1,364,756)	(14,853,399)	(68,291,232)	(14,307,719)	(27,541,846)	(920,598)	(13,483,353)	(56,253,516)
Market Activity (d)(j)	7,275,771	(687,668)	(348,771)	(13,882,722)	(7,643,390)	27,297,990	41,268,996	5,775,259	6,607,464	80,949,709

Balance, End of Period (e)	$319,346,406	$283,267,698	$79,273,632	$269,058,778	$950,946,514	$230,183,235	$231,520,802	$80,602,257	$188,356,418	$730,662,712

Increase (Decrease)	$39,872,301	$21,796,691	$(2,060,509)	$10,436,311	$70,044,794	$42,991,988	$33,971,580	$1,179,388	$33,962,828	$112,105,784
Increase (Decrease)	14%	8%	-3%	4%	8%	23%	17%	1%	22%	18%

(a)	Inflows include contributions, capital raised, other increases in available capital (recallable capital and increased side-by-side commitments), purchases, inter-segment allocations and acquisitions.
(b)	Outflows represent redemptions, client withdrawals and decreases in available capital (expired capital, expense drawdowns and decreased side-by-side commitments).
(c)	Realizations represent realization proceeds from the disposition or other monetization of assets, current income or capital returned to investors from CLOs.
(d)	Market activity includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Total and Fee-Earning Assets Under Management are reported in the segment where the assets are managed.
(f)
Annualized Base Management Fee Rate represents annualized year to date Base Management Fee divided by the average of the beginning of year and each quarter end’s
Fee-Earning
Assets Under Management in the reporting period.

(g)
For the three months ended September 30, 2022, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $(3.7) billion, $(135.5) million, $(556.0) million, $(1.5) billion and $(5.9) billion for the Real Estate, Private Equity, Hedge Fund Solutions, Credit & Insurance and Total segments, respectively. For the three months ended September 30, 2021, such impact was $(841.1) million, $(13.4) million, $(599.5) million and $(1.5) billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively.

(h)
For the nine months ended September 30, 2022, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $(7.5) billion, $(331.4) million, $(556.0) million, $(3.4) billion and $(11.8) billion for the Real Estate, Private Equity, Hedge Fund Solutions, Credit & Insurance and Total segments, respectively. For the nine months ended September 30, 2021, such impact was $(1.6) billion, $(26.3) million, $(468.8) million and $(2.1) billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively.

(i)
For the three months ended September 30, 2022, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(5.7) billion, $(1.3) billion, $(556.0) million, $(1.6) billion and $(9.1) billion for the Real Estate, Private Equity, Hedge Fund Solutions, Credit & Insurance and Total segments, respectively. For the three months ended September 30, 2021, such impact was $(1.3) billion, $(358.2) million, $(689.2) million and $(2.3) billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively.

(j)
For the nine months ended September 30, 2022, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(12.4) billion, $(3.2) billion, $(556.0) million, $(3.8) billion and $(19.9) billion for the Real Estate, Private Equity, Hedge Fund Solutions, Credit & Insurance and Total segments, respectively. For the nine months ended September 30, 2021, such impact was $(2.5) billion, $(620.4) million, $(573.8) million and $(3.7) billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively.

Fee-Earning
Assets Under Management
Fee-Earning
Assets Under Management were $705.9 billion at September 30, 2022, an increase of $22.0 billion, compared to $683.8 billion at June 30, 2022. The net increase was due to:

•	Inflows of $51.5 billion related to:

o
$35.6 billion in our Real Estate segment driven by $26.2 billion from BREP and co-investment
due to the commencement of BREP X, $5.2 billion from BREIT, $2.0 billion from BREDS and $1.9 billion from BPP and co-investment,

o
$9.2 billion in our Credit & Insurance segment driven by $3.7 billion from direct lending, $2.1 billion from CLOs, $1.6 billion from asset-based finance, $1.0 billion from private placement credit, $798.1 million from BIS, $622.9 million from stressed/distressed strategies and $362.9 million from our energy strategies, partially offset by $1.2 billion from certain liquid credit strategies,

o
$5.7 billion in our Private Equity segment driven by $3.4 billion from Strategic Partners, $980.1 million from Tactical Opportunities, $744.9 million from BIP and $531.2 million from corporate private equity, and

o	$956.6 million in our Hedge Fund Solutions segment driven by $580.0 million from liquid and specialized solutions and $345.6 million from customized solutions.

Offsetting these increases were:

•	Outflows of $17.2 billion primarily attributable to:

o	$8.8 billion in our Real Estate segment driven by $5.0 billion of uninvested reserves at the end of BREP IX’s investment period, $3.1 billion from BREIT and $722.4 million from BPP and co-investment,

o	$6.3 billion in our Credit & Insurance segment driven by $2.6 billion from certain liquid credit strategies, $1.5 billion from direct lending and $898.2 million from BIS, and

o	$1.6 billion in our Hedge Fund Solutions segment driven by $1.0 billion from liquid and specialized solutions and $582.6 million from customized solutions.

•	Realizations of $8.1 billion primarily driven by:

o	$4.2 billion in our Real Estate segment driven by $1.4 billion from BREDS, $1.4 billion from BREIT, $903.5 million from BPP and co-investment and $470.6 million from BREP and co-investment,

o	$1.9 billion in our Private Equity segment driven by $889.2 million from Strategic Partners, $555.3 million from Tactical Opportunities and $278.7 million from BIP, and

o
$1.5 billion in our Credit & Insurance segment driven by $413.6 million from direct lending, $334.6 million from stressed/distressed strategies, $279.9 million from mezzanine funds and $178.1 million from certain liquid credit.

•	Market activity of $4.2 billion primarily attributable to:

o
$3.3 billion of market depreciation in our Credit & Insurance segment driven by depreciation of $2.1 billion from certain liquid credit strategies, $1.1 billion from private placement credit, $903.2 million from CLOs, $341.4 million from direct lending, all of which included $1.5 billion of foreign exchange depreciation across the segment,

o
$1.2 billion of market depreciation in our Real Estate segment driven by depreciation of $1.2 billion from BREDS and foreign exchange depreciation of $665.1 million from BREP and co-investment,
partially offset by appreciation of $688.0 million from Core+ real estate (which included $2.9 billion of foreign exchange depreciation), and

o
Partially offset by $407.8 million of market appreciation in our Private Equity segment driven by appreciation of $758.0 million in BIP, partially offset by a $340.8 million depreciation in Strategic Partners.

Fee-Earning
Assets Under Management were $705.9 billion at September 30, 2022, an increase of $55.9 billion, compared to $650.0 billion at December 31, 2021. The net increase was due to:

•	Inflows of $141.3 billion related to:

o
$83.1 billion in our Real Estate segment driven by $35.0 billion from BREP and co-investment
due to the commencement of BREP X, $24.5 billion from BREIT, $12.5 billion from BPP and co-investment,
$10.2 billion from BREDS and $897.2 million from BEPIF,

o
$34.3 billion in our Credit & Insurance segment driven by $20.1 billion from asset-based finance, $16.5 billion from direct lending, $5.6 billion from CLOs, $1.9 billion from our energy strategies, $1.6 billion from BIS, $1.4 billion from certain liquid credit strategies, $1.3 billion from stressed/distressed strategies and $580.5 million from mezzanine funds, partially offset by net allocations to other segments of $16.1 billion,

o
$17.2 billion in our Private Equity segment driven by $6.5 billion from Strategic Partners, $5.2 billion from BIP, $3.0 billion from Tactical Opportunities, $1.5 billion from corporate private equity and $925.3 million from multi-asset products, and

o	$6.7 billion in our Hedge Fund Solutions segment driven by $5.0 billion from liquid and specialized solutions, $1.4 billion from customized solutions and $294.8 million from commingled products.
Offsetting these increases were:

•	Outflows of $41.5 billion primarily attributable to:

o
$16.7 billion in our Real Estate segment driven by $7.2 billion from BREIT, $7.1 billion from BREP and co-investment
from uninvested reserves at the end of BREP Asia III’s and BREP IX’s investment period and $2.1 billion from BPP and co-investment,

o
$16.1 billion in our Credit & Insurance segment driven by $8.3 billion from certain liquid credit strategies, $2.5 billion from MLP strategies, $2.2 billion from BIS, $2.0 billion from direct lending, $341.1 million from CLOs and $303.3 million from stressed/distressed strategies,

o	$7.4 billion in our Hedge Fund Solutions segment driven by $3.6 billion from customized solutions, $2.3 billion from liquid and specialized solutions and $1.5 billion from commingled products, and

o
$1.4 billion in our Private Equity segment driven by $389.3 million in multi-asset products, $329.7 million in corporate private equity, $326.9 million in Tactical Opportunities and $319.0 million from Strategic Partners.

•	Realizations of $34.0 billion primarily driven by:

o	$18.4 billion in our Real Estate segment driven by $6.4 billion from BREIT, $5.7 billion from BREDS, $3.4 billion from BREP and co-investment and $3.0 billion from BPP and co-investment,

o	$7.6 billion in our Private Equity segment driven by $2.8 billion from Strategic Partners, $2.3 billion from Tactical Opportunities and $1.7 billion from corporate private equity,

o
$6.7 billion in our Credit & Insurance segment driven by $2.2 billion from direct lending, $1.9 billion from CLOs, $691.0 million from stressed/distressed strategies, $682.8 million from mezzanine funds and $585.8 million from our energy strategies, and

o	$1.3 billion in our Hedge Fund Solution segment driven by $1.2 billion from liquid and specialized solutions.

•	Market activity of $9.8 billion primarily attributable to:

o
$15.6 billion of market depreciation in our Credit & Insurance segment driven by depreciation of $10.0 billion from certain liquid credit strategies, $3.2 billion from private placement credit and $1.8 billion from CLOs, all of which included $3.4 billion of foreign exchange depreciation across the segment,

o
Partially offset by $4.0 billion of market appreciation in our Real Estate segment driven by appreciation of $9.5 billion from Core+ real estate (which included $5.8 billion of foreign exchange depreciation), partially offset by depreciation of $4.3 billion from BREDS insurance vehicles and foreign exchange depreciation of $1.5 billion from BREP and co-investment,
and

o	$2.5 billion of market appreciation in our Private Equity segment driven by appreciation of $2.1 billion from BIP and $397.1 million from Strategic Partners.

Total Assets Under Management
Total Assets Under Management were $950.9 billion at September 30, 2022, an increase of $10.1 billion, compared to $940.8 billion at June 30, 2022. The net increase was due to:

•	Inflows of $44.8 billion primarily related to:

o
$19.1 billion in our Credit & Insurance segment driven by $10.8 billion from direct lending, $3.7 billion from our energy strategies, $2.1 billion from CLOs $1.3 billion from asset-based finance, $1.2 billion from certain liquid credit strategies, $1.0 billion from private placement credit and $770.3 million from BIS, partially offset by net allocations to other segments of $1.5 billion across Credit & Insurance strategies,

o	$14.5 billion in our Private Equity segment driven by $6.4 billion from corporate private equity, $4.9 billion from Strategic Partners and $1.7 billion from Tactical Opportunities,

o	$10.1 billion in our Real Estate segment driven by $5.2 billion from BREIT, $2.5 billion from BREP and co-investment, $1.1 billion from BPP and co-investment and $1.1 billion from BREDS, and

o	$1.2 billion in our Hedge Fund Solutions segment driven by $771.7 million from liquid and specialized solutions and $349.0 million from customized solutions.
For certain segments, Total Assets Under Management inflows exceeds
Fee-Earning
Assets Under Management inflows due to the following reasons:

•
For corporate private equity, due to BCP IX subsequent closings during the three months ended September 30, 2022. Total Assets Under Management inflows are reported at each fund closing, whereas
Fee-Earning
Assets Under Management inflows are reported when a fund’s investment period commences and in each subsequent close.

•
For our direct lending funds, Total Assets Under Management inflows are reported at their gross value while, for certain funds,
Fee-Earning
Assets Under Management are reported as net assets, which is the basis on which fees are charged.

Offsetting these increases were:

•	Realizations of $15.7 billion primarily driven by:

o
$5.9 billion in our Credit & Insurance segment driven by $3.9 billion from direct lending, $434.7 million from stressed/distressed strategies, $479.2 million from mezzanine funds, $148.4 million from CLOs and $110.0 million from our energy strategies,

o	$5.3 billion in our Private Equity segment driven by $1.8 billion from Strategic Partners, $1.6 billion from corporate private equity and $1.6 billion from Tactical Opportunities, and

o	$4.1 billion in our Real Estate segment driven by $1.4 billion from BREIT, $1.0 billion from BREP and co-investment, $945.2 million from BPP and co-investment and $687.6 million from BREDS.
Total Assets Under Management realizations in our Real Estate and Private Equity segments generally represents the total proceeds and typically exceeds the
Fee-Earning
Assets Under Management realizations which generally represents only the invested capital.

•	Outflows of $12.6 billion primarily attributable to:

o	$6.4 billion in our Credit & Insurance segment driven by $2.7 billion from certain liquid credit strategies, $1.7 billion from direct lending, $899.9 million from BIS,

o	$3.8 billion in our Real Estate segment driven by $3.1 billion from BREIT and $723.6 million from BPP and co-investment, and

o	$1.5 billion in our Hedge Fund Solutions segment driven by $1.0 billion from liquid and specialized solutions and $432.9 million from customized solutions.

•	Market activity of $6.3 billion primarily driven by:

o
$2.9 billion of market depreciation in our Real Estate segment driven by carrying value decreases in BREDS insurance vehicles and BREP and co-investment
of 4.0% and 0.6%, respectively, partially offset by carrying value increases in Core+ real estate of 2.3%, all of which included $5.7 billion of foreign exchange depreciation across the segment,

o
$2.5 billion of market depreciation in our Credit & Insurance segment driven by depreciation of $2.2 billion from certain liquid credit strategies and $1.1 billion from private placement credit all of which included $1.6 billion of foreign exchange depreciation across the segment, and

o
$911.5 million of market depreciation in our Private Equity segment driven by carrying value decreases in Strategic Partners, Tactical Opportunities, BXG and corporate private equity of 3.5%, 1.7%, 1.0% and 0.3%, respectively, partially offset by carrying value increases in BIP of 6.8%, all of which included $1.3 billion of foreign exchange depreciation across the segment.

Total Assets Under Management market activity in our Real Estate and Private Equity segments generally represents the change in fair value of the investments held and typically exceeds the
Fee-Earning
Assets Under Management market activity.
Total Assets Under Management were $950.9 billion at September 30, 2022, an increase of $70.0 billion, compared to $880.9 billion at December 31, 2021. The net increase was due to:

•	Inflows of $183.0 billion primarily related to:

o	$76.0 billion in our Real Estate segment driven by $31.4 billion from BREP and co-investment, $24.5 billion from BREIT, $12.6 billion from BPP and co-investment and $6.7 billion from BREDS,

o
$55.8 billion in our Credit & Insurance segment driven by $36.0 billion from direct lending, $23.4 billion from asset-based finance, $5.7 billion from CLOs, $5.2 billion from our energy strategies, and $1.6 billion from BIS, partially offset by net allocations to other segments of $19.2 billion,

o
$44.0 billion in our Private Equity segment driven by $17.8 billion from corporate private equity, $10.8 billion from Strategic Partners, $6.5 billion from BIP, $3.9 billion from Tactical Opportunities, $3.8 billion from BXG, $881.1 million from multi-asset products and $219.0 million from BXLS, and

o	$7.2 billion in our Hedge Fund Solutions segment driven by $5.6 billion from liquid and specialized solutions, $1.3 billion from customized solutions and $285.8 million from commingled products.
Total Assets Under Management inflows may exceed
Fee-Earning
Assets Under Management inflows due to the reasons discussed above.
Offsetting these increases were:

•	Realizations of $68.3 billion primarily driven by:

o	$33.5 billion in our Real Estate segment driven by $21.2 billion from BREP and co-investment, $6.4 billion from BREIT, $3.0 billion from BPP and co-investment and $2.7 billion from BREDS,

o
$18.6 billion in our Private Equity segment driven by $6.9 billion from corporate private equity, $6.0 billion from Strategic Partners, $4.7 billion from Tactical Opportunities and $839.0 million from BIP, and

o
$14.9 billion in our Credit & Insurance segment driven by $8.1 billion from direct lending, $1.9 billion from CLOs, $1.2 billion from our energy strategies, $1.2 billion from stressed/distressed strategies and $1.2 billion from mezzanine funds.

Total Assets Under Management realizations in our Real Estate and Private Equity segments generally represents the total proceeds and typically exceeds the
Fee-Earning
Assets Under Management realizations which generally represents only the invested capital.

•	Outflows of $37.0 billion primarily attributable to:

o
$16.6 billion in our Credit & Insurance segment driven by $8.6 billion from certain liquid credit strategies, $2.6 billion from MLP strategies, $2.3 billion from direct lending and $2.2 billion from BIS,

o	$10.0 billion in our Real Estate segment driven by $7.2 billion from BREIT, $2.1 billion from BPP and co-investment and $573.9 million from BREDS,

o	$7.5 billion in our Hedge Fund Solutions segment driven by $3.7 billion from customized solutions, $2.3 billion from liquid and specialized solutions and $1.5 billion from commingled products, and

o	$2.9 billion in our Private Equity segment driven by $958.4 million from Strategic Partners, $765.1 million from Tactical Opportunities and $518.0 million from corporate private equity.

•	Market activity of $7.6 billion primarily driven by:

o
$13.9 billion of market depreciation in our Credit & Insurance segment driven by depreciation of $10.1 billion from certain liquid credit strategies and $3.2 billion from private placement credit, all of which included $3.8 billion of foreign exchange depreciation across the segment, and

o
Partially offset by $7.3 billion of market appreciation in our Real Estate segment driven by carrying value increases in Core+ real estate and BREP and co-investment
of 12.0% and 8.8%, respectively, partially offset by carrying value decreases in the BREDS insurance vehicles of 12.3%, all of which included $12.4 billion of foreign exchange depreciation across the segment.

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

Net Accrued Performance Revenues
The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of September 30, 2022 and 2021. Net Accrued Performance Revenues presented do not include clawback amounts, if any, which are disclosed in Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. See “—
Non-GAAP
Financial Measures” for our reconciliation of Net Accrued Performance Revenues.

	September 30,
	2022	2021

	(Dollars in Millions)
Real Estate
BREP IV	$7	$22
BREP V	3	44
BREP VI	24	34
BREP VII	145	476
BREP VIII	830	713
BREP IX	1,002	551
BREP Europe IV	68	90
BREP Europe V	96	476
BREP Europe VI	74	176
BREP Asia I	105	112
BREP Asia II	119	116
BPP	735	362
BREIT	—	513
BREDS	14	40
BTAS	37	23

Total Real Estate (a)	3,258	3,747

Private Equity
BCP IV	7	8
BCP V	8	57
BCP VI	463	561
BCP VII	870	1,278
BCP VIII	227	216
BCP Asia I	137	407
BEP I	33	33
BEP III	86	64
BCEP I	219	198
Tactical Opportunities	233	296
BXG	—	45
Strategic Partners	548	430
BIP	126	79
BXLS	26	33
BTAS/Other	202	195

Total Private Equity (a)	3,186	3,899

Hedge Fund Solutions	320	362

Credit & Insurance	297	302

Total Blackstone Net Accrued Performance Revenues	$7,060	$8,311

Note:	Totals may not add due to rounding.
(a)	Real Estate and Private Equity include co-investments, as applicable.

For the twelve months ended September 30, 2022, Net Accrued Performance Revenues receivable decreased due to Net Performance Revenues of $3.6 billion offset by net realized distributions of $4.8 billion.
Invested Performance Eligible Assets Under Management
The following presents our Invested Performance Eligible Assets Under Management as of quarter end for each period:

Note:	Totals may not add due to rounding.

Perpetual Capital
The following presents our Perpetual Capital Total Assets Under Management as of quarter end for each period:

Note:	Totals may not add due to rounding.
Perpetual Capital Total Assets Under Management were $359.6 billion as of September 30, 2022, an increase of $3.7 billion, compared to $355.9 billion as of June 30, 2022. Perpetual Capital Total Assets Under Management in our Credit & Insurance, Private Equity and Real Estate segments increased $2.0 billion, $1.4 billion and $158.9 million, respectively. Principal drivers of these increases were:

•	In our Credit & Insurance segment, net Total Assets Under Management growth in direct lending resulted in an increase of $4.4 billion, partially offset by a decrease of $2.2 billion related to BIS.

•	In our Private Equity segment, net Total Assets Under Management growth in BIP resulted in an increase of $1.4 billion.

•
In our Real Estate segment, net Total Assets Under Management growth in BREIT resulted in an increase of $2.0 billion, partially offset by decreases of $793.5 million in BPP and co-invest due to foreign exchange translation of non-U.S. dollar funds and $736.2 million in BXMT.

Perpetual Capital Total Assets Under Management were $359.6 billion as of September 30, 2022, an increase of $46.2 billion, or 15%, compared to $313.4 billion as of December 31, 2021. Perpetual Capital Total Assets Under Management in our Real Estate, Credit & Insurance and Private Equity segments increased $28.3 billion, $10.1 billion and $8.0 billion, respectively. Principal drivers of these increases were:

•	In our Real Estate segment, net Total Assets Under Management growth in BREIT and BPP and co-investment resulted in increases of $16.2 billion and $12.0 billion, respectively.

•	In our Credit & Insurance segment, net Total Assets Under Management growth in direct lending resulted in an increase of $22.7 billion, partially offset by a decrease of $12.3 billion related to BIS.

•	In our Private Equity segment, net Total Assets Under Management growth in BIP resulted in an increase of $8.1 billion.
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

The following table presents the investment record of our significant carry/drawdown funds and selected perpetual capital strategies from inception through September 30, 2022:

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate
Pre-BREP	$ 140,714	$ —	$ —	n/a	—	$ 345,190	2.5x	$ 345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	n/a	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	n/a	—	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	n/a	—	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	23,471	n/a	—	4,640,501	1.7x	4,663,972	1.7x	12%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	7,046	n/a	—	13,450,289	2.3x	13,457,335	2.3x	11%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,444	550,439	253,813	1.7x	72%	27,511,017	2.5x	27,764,830	2.5x	13%	13%
BREP VII (Aug 2011 / Apr 2015)	13,501,376	1,513,376	3,386,357	0.8x	5%	27,989,427	2.4x	31,375,784	2.0x	22%	15%
BREP VIII (Apr 2015 / Jun 2019)	16,592,910	2,298,180	14,936,814	1.6x	—	21,372,021	2.5x	36,308,835	2.1x	28%	18%
BREP IX (Jun 2019 / Aug 2022)	21,601,305	5,428,469	24,944,045	1.6x	1%	7,643,491	2.2x	32,587,536	1.7x	67%	34%
*BREP X (Aug 2022 / Feb 2028)	26,542,960	26,320,364	209,582	0.9x	100%	—	n/a	209,582	0.9x	n/a	n/m

Total Global BREP	$ 100,279,576	$ 36,110,828	$ 43,761,128	1.5x	2%	$ 110,141,664	2.4x	$ 153,902,792	2.0x	18%	16%

BREP Int’l (Jan 2001 / Sep 2005)	€ 824,172	€ —	€ —	n/a	—	€ 1,373,170	2.1x	€ 1,373,170	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008) (e)	1,629,748	—	—	n/a	—	2,583,032	1.8x	2,583,032	1.8x	8%	8%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,318	437,071	251,497	0.5x	—	5,811,684	2.4x	6,063,181	2.0x	19%	14%
BREP Europe IV (Sep 2013 / Dec 2016)	6,673,049	1,473,527	1,728,575	1.2x	—	9,747,521	2.0x	11,476,096	1.8x	20%	13%
BREP Europe V (Dec 2016 / Oct 2019)	7,965,078	1,430,203	5,708,266	1.1x	—	6,537,218	4.0x	12,245,484	1.8x	43%	13%
*BREP Europe VI (Oct 2019 / Apr 2025)	9,925,135	6,426,505	4,626,528	1.2x	—	3,273,739	2.6x	7,900,267	1.6x	75%	24%

Total BREP Europe	€ 30,222,500	€ 9,767,306	€ 12,314,866	1.1x	—	€ 29,326,364	2.4x	€ 41,641,230	1.8x	17%	13%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate (continued)
BREP Asia I (Jun 2013 / Dec 2017)	$ 4,263,411	$ 897,775	$ 2,212,848	1.4x	8%	$ 6,316,167	2.1x	$ 8,529,015	1.8x	20%	13%
BREP Asia II (Dec 2017 / Mar 2022)	7,369,945	1,627,900	7,256,313	1.3x	—	818,696	1.8x	8,075,009	1.3x	43%	8%
*BREP Asia III (Mar 2022 / Sep 2027)	8,068,957	7,285,192	694,80	0.9x	—	—	n/a	694,806	0.9x	n/a	n/m
BREP Co-Investment (f)	7,208,136	37,995	951,100	2.3x	—	15,043,270	2.2x	15,994,370	2.2x	16%	16%

Total BREP	$ 163,184,517	$ 55,533,602	$ 69,004,146	1.4x	1%	$ 168,186,629	2.4x	$ 237,190,775	1.9x	17%	16%

*BREDS High-Yield (Various) (g)	$ 19,981,503	$ 5,176,958	$ 5,398,871	1.0x	—	$ 16,644,956	1.3x	$ 22,043,826	1.2x	10%	9%
Private Equity
Corporate Private Equity
BCP I (Oct 1987 / Oct 1993)	$ 859,081	$ —	$ —	n/a	—	$ 1,741,738	2.6x	$ 1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	n/a	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	n/a	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	14,208	n/a	—	2,953,649	1.4x	2,967,857	1.4x	6%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	157,644	136,355	1.2x	—	21,479,599	2.9x	21,615,954	2.8x	36%	36%
BCP V (Dec 2005 / Jan 2011)	21,009,112	1,035,259	115,599	7.8x	93%	38,427,169	1.9x	38,542,768	1.9x	8%	8%
BCP VI (Jan 2011 / May 2016)	15,195,537	1,158,107	7,117,830	1.9x	40%	24,467,594	2.2x	31,585,424	2.1x	16%	12%
BCP VII (May 2016 / Feb 2020)	18,860,928	1,612,486	21,198,399	1.6x	31%	10,590,931	2.4x	31,789,330	1.8x	34%	14%
*BCP VIII (Feb 2020 / Feb 2026)	25,432,016	14,722,928	13,633,546	1.3x	9%	573,328	3.0x	14,206,874	1.3x	n/m	18%
BCP IX (TBD)	14,411,850	14,411,850	—	n/a	—	—	n/a	—	n/a	n/a	n/a
Energy I (Aug 2011 / Feb 2015)	2,441,558	142,138	661,369	1.7x	48%	3,999,633	2.0x	4,661,002	1.9x	14%	12%
Energy II (Feb 2015 / Feb 2020)	4,938,719	847,680	4,865,944	1.7x	52%	2,104,834	1.2x	6,970,778	1.5x	1%	8%
*Energy III (Feb 2020 / Feb 2026)	4,338,099	2,114,159	2,918,920	1.5x	42%	533,929	2.8x	3,452,849	1.6x	66%	38%
BCP Asia I (Dec 2017 / Sep 2021)	2,452,208	663,800	2,882,092	1.8x	46%	1,404,049	4.8x	4,286,141	2.2x	97%	34%
*BCP Asia II (Sep 2021 / Sep 2027)	6,554,832	6,462,967	(3,277)	n/a	—	—	n/a	(3,277)	n/a	n/a	n/a
Core Private Equity I (Jan 2017 / Mar 2021) (h)	4,764,469	1,093,991	7,927,971	2.1x	—	2,260,394	4.1x	10,188,365	2.3x	55%	24%
*Core Private Equity II (Mar 2021 / Mar 2026) (h)	8,189,963	5,720,136	2,516,238	1.0x	—	9,592	n/a	2,525,830	1.0x	n/a	2%

Total Corporate Private Equity	$ 143,687,406	$ 50,167,720	$ 63,985,194	1.6x	25%	$ 122,987,946	2.2x	$ 186,973,140	1.9x	16%	15%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Private Equity (continued)
Tactical Opportunities
*Tactical Opportunities (Various)	$ 22,515,577	$ 6,939,956	$ 11,653,479	1.2x	7%	$ 20,504,793	1.9x	$ 32,158,272	1.6x	18%	11%
*Tactical Opportunities Co-Investment and Other (Various)	16,282,765	7,371,547	5,015,093	1.8x	5%	8,265,944	1.6x	13,281,037	1.6x	18%	18%

Total Tactical Opportunities	$ 38,798,342	$ 14,311,503	$ 16,668,572	1.3x	7%	$ 28,770,737	1.8x	$ 45,439,309	1.6x	18%	13%

Growth
*BXG I (Jul 2020 / Jul 2025)	$ 5,046,626	$ 1,259,722	$ 3,642,869	1.0x	5%	$ 354,582	3.3x	$ 3,997,451	1.1x	n/m	—
BXG II (TBD)	3,428,640	3,428,640	—	n/a	—	—	n/a	—	n/a	n/a	n/a

Total Growth	$ 8,475,266	$ 4,688,362	$ 3,642,869	1.0x	5%	$ 354,582	3.3x	$ 3,997,451	1.1x	n/m	—

Strategic Partners (Secondaries)
Strategic Partners I-V (Various) (i)	$ 11,447,898	$ 645,878	$ 420,496	n/a	—	$ 16,913,196	n/a	$ 17,333,692	1.7x	n/a	13%
Strategic Partners VI (Apr 2014 / Apr 2016) (i)	4,362,750	1,491,955	1,088,452	n/a	—	4,012,194	n/a	5,100,646	1.7x	n/a	15%
Strategic Partners VII (May 2016 / Mar 2019) (i)	7,489,970	1,794,752	4,702,171	n/a	—	5,792,772	n/a	10,494,943	2.0x	n/a	20%
Strategic Partners Real Assets II (May 2017 / Jun 2020) (i)	1,749,807	533,829	1,099,578	n/a	—	975,172	n/a	2,074,750	1.5x	n/a	16%
Strategic Partners VIII (Mar 2019 / Oct 2021) (i)	10,763,600	4,866,535	9,062,102	n/a	—	5,186,528	n/a	14,248,630	1.9x	n/a	43%
*Strategic Partners Real Estate, SMA and Other (Various) (i)	8,771,763	3,003,592	3,462,601	n/a	—	3,147,301	n/a	6,609,902	1.7x	n/a	19%
*Strategic Partners Infra III (Jun 2020 / Jul 2024) (i)	3,250,100	1,708,501	1,113,984	n/a	—	124,956	n/a	1,238,940	1.4x	n/a	58%
*Strategic Partners IX (Oct 2021 / Jul 2026) (i)	17,196,913	12,285,298	3,309,826	n/a	—	113,017	n/a	3,422,843	1.4x	n/a	n/m

Total Strategic Partners (Secondaries)	$ 65,032,801	$ 26,330,340	$ 24,259,210	n/a	—	$ 36,265,136	n/a	$ 60,524,346	1.7x	n/a	16%

Life Sciences
Clarus IV (Jan 2018 / Jan 2020)	$ 910,000	$ 140,770	$ 904,799	1.6x	1%	$ 239,846	1.9x	$ 1,144,645	1.7x	23%	15%
*BXLS V (Jan 2020 / Jan 2025)	4,839,511	3,742,428	1,178,568	1.3x	3%	71,549	1.3x	1,250,117	1.3x	9%	2%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Credit
Mezzanine / Opportunistic I (Jul 2007 / Oct 2011)	$ 2,000,000	$ 97,114	$ 22,509	1.8x	—	$ 4,786,397	1.6x	$ 4,808,906	1.6x	n/a	17%
Mezzanine / Opportunistic II (Nov 2011 / Nov 2016)	4,120,000	998,027	249,574	0.3x	—	6,496,230	1.6x	6,745,804	1.4x	n/a	10%
Mezzanine / Opportunistic III (Sep 2016 / Jan 2021)	6,639,133	953,406	3,796,336	1.0x	—	5,573,791	1.6x	9,370,127	1.3x	n/a	10%
*Mezzanine / Opportunistic IV (Jan 2021 / Jan 2026)	5,016,771	3,476,787	1,622,867	1.0x	—	65,480	n/m	1,688,347	1.0x	n/a	10%
Stressed / Distressed I (Sep 2009 / May 2013)	3,253,143	76,000	—	n/a	—	5,777,098	1.3x	5,777,098	1.3x	n/a	9%
Stressed / Distressed II (Jun 2013 / Jun 2018)	5,125,000	547,430	364,069	0.5x	—	5,242,349	1.2x	5,606,418	1.1x	n/a	1%
*Stressed / Distressed III (Dec 2017 / Dec 2022)	7,356,380	2,646,972	2,576,770	0.9x	—	2,796,308	1.4x	5,373,078	1.1x	n/a	7%
Energy I (Nov 2015 / Nov 2018)	2,856,867	1,045,894	842,545	1.0x	—	2,580,579	1.7x	3,423,124	1.4x	n/a	10%
*Energy II (Feb 2019 / Feb 2024)	3,616,081	1,957,123	1,951,379	1.2x	—	1,048,553	1.5x	2,999,932	1.3x	n/a	26%
European Senior Debt I (Feb 2015 / Feb 2019)	€ 1,964,689	€ 352,855	€ 918,765	0.8x	—	€ 2,278,324	1.4x	€ 3,197,089	1.2x	n/a	3%
*European Senior Debt II (Jun 2019 / Jun 2024)	€ 4,088,344	€ 1,185,458	€ 4,214,580	1.0x	—	€ 1,372,464	1.6x	€ 5,587,044	1.1x	n/a	13%

Total Credit Drawdown Funds (j)	$ 46,889,033	$ 13,305,779	$ 16,454,930	0.9x	—	$ 38,548,150	1.5x	$ 55,003,080	1.2x	n/a	10%

Selected Perpetual Capital Strategies (k)

Fund (Inception Year) (a)	Investment Strategy	Total AUM	Total Net Return (l)

	(Dollars in Thousands, Except Where Noted)
Real Estate
BPP - Blackstone Property Partners (2013) (m)	Core+ Real Estate	$72,685,947	12%
BREIT - Blackstone Real Estate Income Trust (2017) (n)	Core+ Real Estate	70,314,335	13%
BXMT - Blackstone Mortgage Trust (2013) (o)	Real Estate Debt	6,541,046	7%
Private Equity
BIP - Blackstone Infrastructure Partners (2019) (p)	Infrastructure	25,778,540	18%
Hedge Fund Solutions
BSCH - Blackstone Strategic Capital Holdings (2014) (q)	GP Stakes	10,325,973	15%
Credit
BXSL - Blackstone Secured Lending Fund (2018) (r)	U.S. Direct Lending	11,113,320	10%
BCRED - Blackstone Private Credit Fund (2021) (s)	U.S. Direct Lending	57,469,317	8%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
*	Represents funds that are currently in their investment period.
(a)	Excludes investment vehicles where Blackstone does not earn fees.
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
(d)
Unless otherwise indicated, Net Internal Rate of Return (“IRR”) represents the annualized inception to September 30, 2022 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of limited partner cash flows. Initial inception date of cash flows may differ from the Investment Period Beginning Date.

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

(l)
Unless otherwise indicated, Total Net Return represents the annualized inception to September 30, 2022 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of investor cash flows. Initial inception date of cash flows occurred during the Inception Year.

(m)
BPP includes certain vehicles managed as part of the BPP Platform but not classified as Perpetual Capital. As of September 30, 2022, these vehicles represented $2.9 billion of Total Assets Under Management.

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

(o)
The BXMT return reflects annualized market return of a shareholder invested in BXMT since inception through September 30, 2022, assuming reinvestment of all dividends received during the period. Return incorporates the closing NYSE stock price as of September 30, 2022. Total Net Return is from May 22, 2013.

(p)	Including co-investment vehicles that do not pay fees, BIP Total Assets Under Management is $31.1 billion.
(q)
BSCH represents the aggregate Total Assets Under Management and Total Net Return of BSCH I and BSCH II funds that invest as part of the GP Stakes strategy, which targets minority investments in the general partners of private equity and other private-market alternative asset management firms globally. Including co-investment
vehicles that do not pay fees, BSCH Total Assets Under Management is $11.2 billion.

(r)
The BXSL Total Assets Under Management and Total Net Return are presented as of June 30, 2022. BXSL Total Net Return reflects the change in NAV per share, plus distributions per share (assuming dividends and distributions are reinvested in accordance with BXSL’s dividend reinvestment plan) divided by the beginning NAV per share. Total Net Returns are presented on an annualized basis and are from November 20, 2018.

(s)
The BCRED Total Net Return reflects a per share blended return, assuming BCRED had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BCRED. These returns are not representative of the returns experienced by any particular investor or share class. Total Net Returns are presented on an annualized basis and are from January 7, 2021. Total Assets Under Management reflects gross asset value plus amounts borrowed or available to be borrowed under certain credit facilities. BCRED net asset value as of September 30, 2022 was $22.4 billion.

Segment Analysis
Discussed below is our Segment Distributable Earnings for each of our segments. This information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources. References to “our” sectors or investments may also refer to portfolio companies and investments of the underlying funds that we manage.

Real Estate
The following table presents the results of operations for our Real Estate segment:

	Three Months Ended				Nine Months Ended
	September 30,		2022 vs. 2021		September 30,		2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$610,606	$485,308	$125,298	26%	$1,802,543	$1,366,158	$436,385	32%
Transaction and Other Fees, Net	54,342	53,876	466	1%	141,801	117,975	23,826	20%
Management Fee Offsets	(1,842)	(446)	(1,396)	313%	(3,491)	(2,562)	(929)	36%

Total Management Fees, Net	663,106	538,738	124,368	23%	1,940,853	1,481,571	459,282	31%
Fee Related Performance Revenues	260,003	35,625	224,378	630%	1,017,027	224,793	792,234	352%
Fee Related Compensation	(239,572)	(137,313)	(102,259)	74%	(858,307)	(447,762)	(410,545)	92%
Other Operating Expenses	(74,701)	(61,398)	(13,303)	22%	(229,033)	(160,520)	(68,513)	43%

Fee Related Earnings	608,836	375,652	233,184	62%	1,870,540	1,098,082	772,458	70%

Realized Performance Revenues	142,794	495,727	(352,933)	-71%	2,943,430	935,418	2,008,012	215%
Realized Performance Compensation	(33,464)	(199,100)	165,636	-83%	(1,154,897)	(376,790)	(778,107)	207%
Realized Principal Investment Income	45,297	42,677	2,620	6%	128,388	171,626	(43,238)	-25%

Net Realizations	154,627	339,304	(184,677)	-54%	1,916,921	730,254	1,186,667	163%

Segment Distributable Earnings	$763,463	$714,956	$48,507	7%	$3,787,461	$1,828,336	$1,959,125	107%

n/m     Not meaningful.
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Segment Distributable Earnings were $763.5 million for the three months ended September 30, 2022, an increase of $48.5 million, compared to $715.0 million for the three months ended September 30, 2021. The increase in Segment Distributable Earnings was attributable to an increase of $233.2 million in Fee Related Earnings, partially offset by a decrease of $184.7 million in Net Realizations.
Segment Distributable Earnings in our Real Estate segment in the third quarter of 2022 were higher compared to the third quarter of 2021. This was primarily driven by increased Fee Related Earnings due to the quarterly crystallization of BREIT performance revenues and growth in
Fee-Earning
Assets Under Management in Core+ real estate and BREDS, partially offset by a decrease in Net Realizations. Against a challenging market backdrop and some near-term industry headwinds, our institutional fundraising has remained positive, with particular strength in the largely completed fundraise for our recent global opportunistic real estate flagship strategy. Perpetual capital strategies, including certain private wealth strategies such as BREIT, represent an increasing percentage of Total Assets Under Management in our Real Estate segment. While in the third quarter we experienced net inflows, market volatility and investor capital constraints led to a decline in inflows and an increase in repurchase requests in our private wealth strategies, particularly from our Asia-based private wealth investors. A continuation or worsening of this challenging market environment would further adversely affect our net flows, which could potentially be negative to some extent in the near-term. We believe the long-term trends remain positive, however, with well-disclosed liquidity and structural protections as well as compelling performance. Our current performance has been assisted by interest rate hedges put in place related to debt liabilities, in anticipation of rising interest rates.

Despite significant market volatility globally, including as a result of the high rate of inflation and escalating interest rates, our real estate business is demonstrating fundamental strength. Our real estate strategies have generally oriented their portfolios in sectors and markets, such as logistics and rental housing, that are better insulated from inflationary pressures because of opportunities for stronger relative cash flow growth. Moreover, our real estate strategies have focused on assets with shorter duration leases, which provide more opportunity to capture growth in an inflationary environment. Such investments have largely been able to offset the pressure of rising inflation and interest rates. Nonetheless, portions of our real estate portfolio have exposure to more challenged sectors such as older, traditional office buildings and long-term leases which may be more exposed to rising inflation and interest rates. Elevated inflation is likely to contribute to more significant interest rate hikes and market volatility, which may lead to downward pressure on the value of our real estate portfolio. Capital market volatility and economic uncertainty led to lower realizations and capital deployment in the third quarter of 2022, both of which are likely to be muted until market conditions improve. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “— A period of economic slowdown, which may be across one or more industries, sectors or geographies, has contributed and could in the future contribute to adverse operating performance for certain of our funds’ investments, which would adversely affect our operating results and cash flows” in our Annual Report on Form
10-K
for the year ended December 31, 2021.
Fee Related Earnings
Fee Related Earnings were $608.8 million for the three months ended September 30, 2022, an increase of $233.2 million, or 62%, compared to $375.7 million for the three months ended September 30, 2021. The increase in Fee Related Earnings was primarily attributable to increases of $224.4 million in Fee Related Performance Revenues and $124.4 million in Management Fees, Net, partially offset by increases of $102.3 million in Fee Related Compensation and $13.3 million in Other Operating Expenses.
Fee Related Performance Revenues were $260.0 million for the three months ended September 30, 2022, an increase of $224.4 million, compared to $35.6 million for the three months ended September 30, 2021. The increase was primarily due to the crystallization of BREIT performance revenues, which, beginning in the three months ended March 31, 2022, crystallizes on a quarterly basis in lieu of annually.
Management Fees, Net were $663.1 million for the three months ended September 30, 2022, an increase of $124.4 million, compared to $538.7 million for the three months ended September 30, 2021, primarily driven by an increase in Base Management Fees. Base Management Fees increased $125.3 million primarily due to
Fee-Earning
Assets Under Management growth in Core+ real estate.
Fee Related Compensation was $239.6 million for the three months ended September 30, 2022, an increase of $102.3 million, compared to $137.3 million for the three months ended September 30, 2021. The increase was primarily due to an increase in Fee Related Performance Revenues and Management Fees, Net, on which a portion of Fee Related Compensation is based.
Other Operating Expenses were $74.7 million for the three months ended September 30, 2022, an increase of $13.3 million, compared to $61.4 million for the three months ended September 30, 2021. The increase was primarily due to travel and entertainment, occupancy related expenses, and professional fees.
Net Realizations
Net Realizations were $154.6 million for the three months ended September 30, 2022, a decrease of $184.7 million, compared to $339.3 million for the three months ended September 30, 2021. The decrease in Net Realizations was attributable to a decrease of $352.9 million in Realized Performance Revenues, partially offset by an decrease of $165.6 million in Realized Performance Compensation.

Realized Performance Revenues were $142.8 million for the three months ended September 30, 2022, a decrease of $352.9 million, compared to $495.7 million for the three months ended September 30, 2021. The decrease was primarily due to lower Realized Performance Revenues in BREP and co-investment.
Realized Performance Compensation was $33.5 million for the three months ended September 30, 2022, a decrease of $165.6 million, compared to $199.1 million for the three months ended September 30, 2021. The decrease was primarily due to the decrease in Realized Performance Revenues.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Segment Distributable Earnings were $3.8 billion for the nine months ended September 30, 2022, an increase of $2.0 billion, or 107%, compared to $1.8 billion for the nine months ended September 30, 2021. The increase in Segment Distributable Earnings was attributable to increases of $1.2 billion in Net Realizations and $772.5 million in Fee Related Earnings.
Fee Related Earnings
Fee Related Earnings were $1.9 billion for the nine months ended September 30, 2022, an increase of $772.5 million, or 70%, compared to $1.1 billion for the nine months ended September 30, 2021. The increase in Fee Related Earnings was attributable to increases of $792.2 million in Fee Related Performance Revenues and $459.3 million in Management Fees, Net, partially offset by increases of $410.5 million in Fee Related Compensation and $68.5 million in Other Operating Expenses.
Fee Related Performance Revenues were $1.0 billion for the nine months ended September 30, 2022, an increase of $792.2 million, compared to $224.8 million for the nine months ended September 30, 2021. The increase was primarily due to the crystallization of BREIT performance revenues, which, beginning in the three months ended March 31, 2022, crystallizes on a quarterly basis in lieu of annually.
Management Fees, Net were $1.9 billion for the nine months ended September 30, 2022, an increase of $459.3 million, compared to $1.5 billion for the nine months ended September 30, 2021, primarily driven by an increase in Base Management Fees. Base Management Fees increased $436.4 million primarily due to
Fee-Earning
Assets Under Management growth in Core+ real estate and BREDS.
The annualized Base Management Fee Rate decreased from 1.12% at September 30, 2021 to 0.97% at September 30, 2022. The decrease was primarily due to growth in BREDS insurance vehicles, which have a lower management fee rate and the commencement of BREP X, which is currently in its management fee holiday period.
Fee Related Compensation was $858.3 million for the nine months ended September 30, 2022, an increase of $410.5 million, compared to $447.8 million for the nine months ended September 30, 2021. The increase was primarily due to an increase in Fee Related Performance Revenues and Management Fees, Net, on which a portion of Fee Related Compensation is based.
Other Operating Expenses were $229.0 million for the nine months ended September 30, 2022, an increase of $68.5 million, compared to $160.5 million for the nine months ended September 30, 2021. The increase was primarily due to travel and entertainment, occupancy and technology related expenses, and professional fees.
Net Realizations
Net Realizations were $1.9 billion for the nine months ended September 30, 2022, an increase of $1.2 billion, or 163%, compared to $730.3 million for the nine months ended September 30, 2021. The increase in Net Realizations was attributable to an increase of $2.0 billion in Realized Performance Revenues, partially offset by an increase of $778.1 million in Realized Performance Compensation and a decrease of $43.2 million in Realized Principal Investment Income.

Realized Performance Revenues were $2.9 billion for the nine months ended September 30, 2022, an increase of $2.0 billion, compared to $935.4 million for the nine months ended September 30, 2021. The increase was primarily due to higher Realized Performance Revenues in BREP.
Realized Performance Compensation was $1.2 billion for the nine months ended September 30, 2022, an increase of $778.1 million, compared to $376.8 million for the nine months ended September 30, 2021. The increase was primarily due to the increase in Realized Performance Revenues.
Realized Principal Investment Income was $128.4 million for the nine months ended September 30, 2022, a decrease of $43.2 million, compared to $171.6 million for the nine months ended September 30, 2021. The decrease was primarily due to the segment’s allocation of the gain recognized in connection with the Pátria sale transaction during the three months ended March 31, 2021.
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
The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	Three Months Ended				Nine Months Ended				September 30, 2022
	September 30,				September 30,				Inception to Date
	2022		2021		2022		2021		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP VII	-4%	-3%	26%	22%	8%	6%	39%	32%	30%	22%	21%	15%
BREP VIII	-	-	17%	14%	13%	10%	36%	29%	36%	28%	24%	18%
BREP IX	-	-	18%	14%	17%	13%	50%	38%	97%	67%	48%	34%
BREP Europe IV (b)	-4%	-4%	1%	1%	-2%	-3%	-	-	28%	20%	19%	13%
BREP Europe V (b)	-2%	-2%	18%	15%	5%	4%	29%	23%	52%	43%	19%	13%
BREP Europe VI (b)	-3%	-3%	25%	19%	10%	6%	52%	37%	103%	75%	37%	24%
BREP Asia I	-3%	-2%	4%	3%	-3%	-3%	27%	21%	27%	20%	19%	13%
BREP Asia II	-1%	-1%	6%	4%	-1%	-1%	23%	15%	63%	43%	15%	8%
BREP Co-Investment (c)	-	-	19%	18%	22%	21%	48%	44%	18%	16%	18%	16%
BPP (d)	2%	2%	6%	5%	14%	12%	13%	11%	n/a	n/a	14%	12%
BREIT (e)	n/a	2%	n/a	8%	n/a	9%	n/a	21%	n/a	n/a	n/a	13%
BREDS High-Yield (f)	2%	2%	3%	2%	2%	-	13%	9%	15%	10%	14%	9%
BXMT (g)	n/a	-13%	n/a	-3%	n/a	-19%	n/a	17%	n/a	n/a	n/a	7%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.
(b)	Euro-based internal rates of return.

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

Funds With Closed Investment Periods
The Real Estate segment has twelve funds with closed investment periods as of September 30, 2022: BREP IX, BREP VIII, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe V, BREP Europe IV, BREP Europe III, BREP Asia II, BREP Asia I and BREDS III. As of September 30, 2022, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe IV and BREP Europe III were above their carried interest thresholds (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would have been above their carried interest thresholds even if all remaining investments were valued at zero. BREP IX, BREP VIII, BREP Europe V, BREP Asia II, BREP Asia I and BREDS III were above their carried interest thresholds. Funds are considered above their carried interest thresholds based on the aggregate fund position, although individual limited partners may be below their respective carried interest thresholds in certain funds.

Private Equity
The following table presents the results of operations for our Private Equity segment:

	Three Months Ended				Nine Months Ended
	September 30,		2022 vs. 2021		September 30,		2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%

	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees	$466,474	$370,083	$96,391	26%	$1,321,405	$1,112,349	$209,056	19%
Transaction, Advisory and Other Fees, Net	24,313	50,241	(25,928)	-52%	64,522	125,220	(60,698)	-48%
Management Fee Offsets	(3,634)	10	(3,644)	n/m	(53,933)	(17,510)	(36,423)	208%

Total Management and Advisory Fees, Net	487,153	420,334	66,819	16%	1,331,994	1,220,059	111,935	9%
Fee Related Performance Revenues	-	-	-	n/a	(648)	-	(648)	n/m
Fee Related Compensation	(142,381)	(139,211)	(3,170)	2%	(446,053)	(416,575)	(29,478)	7%
Other Operating Expenses	(76,138)	(56,792)	(19,346)	34%	(227,115)	(168,888)	(58,227)	34%

Fee Related Earnings	268,634	224,331	44,303	20%	658,178	634,596	23,582	4%

Realized Performance Revenues	309,326	988,331	(679,005)	-69%	882,448	1,627,186	(744,738)	-46%
Realized Performance Compensation	(164,531)	(417,386)	252,855	-61%	(428,614)	(687,970)	259,356	-38%
Realized Principal Investment Income	38,015	77,570	(39,555)	-51%	112,357	220,769	(108,412)	-49%

Net Realizations	182,810	648,515	(465,705)	-72%	566,191	1,159,985	(593,794)	-51%

Segment Distributable Earnings	$451,444	$872,846	$(421,402)	-48%	$1,224,369	$1,794,581	$(570,212)	-32%

n/m     Not meaningful.
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Segment Distributable Earnings were $451.4 million for the three months ended September 30, 2022, a decrease of $421.4 million, compared to $872.8 million for the three months ended September 30, 2021. The decrease in Segment Distributable Earnings was attributable to a decrease of $465.7 million in Net Realizations, partially offset by an increase of $44.3 million in Fee Related Earnings.
Segment Distributable Earnings in our Private Equity segment in the third quarter of 2022 were lower compared to the third quarter of 2021. This was primarily driven by a decrease in Net Realizations, partially offset by an increase in Fee Related Earnings. Heightened labor and wage inflation have continued to put profit margin pressure on certain of our private equity portfolio companies, including those in labor-intensive businesses. Heightened energy and materials costs have also continued to put profit margin pressure on our materials-intensive private equity portfolio companies. The impact of such pressures, however, on our overall private equity portfolio has been to some extent mitigated by its focus on investing in companies that are less impacted by rising input costs or that benefit from pricing power. In addition, higher than expected rates of inflation and the possibility that inflation could remain elevated for longer than generally anticipated, as well as continued significant interest rate increases, have contributed and are likely to continue to contribute to significant market volatility. This has disproportionately impacted the value of future cash flows of technology and growth companies, whose values fell materially in 2022. These companies may be subject to continued depressed, or even further declines in, values in a challenging market environment. Continued uncertainty and a difficult market environment led to lower realizations and capital deployment in the third quarter of 2022, both of which are likely to be muted until market conditions improve, which would negatively impact Segment Distributable Earnings in our Private Equity segment. Moreover, challenging market conditions have pressured investors’ ability to allocate to private equity strategies and contributed to an already competitive fundraising environment. Despite these near-term headwinds, our institutional fundraising has remained positive, and we have progressed meaningfully toward our overall flagship fundraise goal.
In energy, favorable market conditions contributed to a meaningful increase in the value of certain energy investments, as energy, oil and gas prices remained elevated in the third quarter of 2022. This short-term trend, in part due to decreased supply because of the ongoing war between Russia and Ukraine and heightened global demand, has had a positive impact on our energy portfolio. Beyond this short-term trend, however, increased scrutiny from regulators, investors and other market participants on the climate impact of oil and gas energy investments has weakened long-term market fundamentals for traditional energy. The persistence of these weakened market fundamentals could negatively impact the performance of certain investments in our energy and corporate private equity funds. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — An increase in interest rates and other changes in the financial markets could negatively impact the values of certain assets or investments and the ability of our funds and their portfolio companies to access the capital markets on attractive terms, which could adversely affect investment and realization opportunities, lead to lower-yielding investments and potentially decrease our net income,” “— Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “— A period of economic slowdown, which may be across one or more industries, sectors or geographies, has contributed and could in the future contribute to adverse operating performance for certain of our funds’ investments, which would adversely affect our operating results and cash flows” in our Annual Report on Form
10-K
for the year ended December 31, 2021.
Fee Related Earnings
Fee Related Earnings were $268.6 million for the three months ended September 30, 2022, an increase of $44.3 million, or 20%, compared to $224.3 million for the three months ended September 30, 2021. The increase in Fee Related Earnings was attributable to an increase of $66.8 million in Management and Advisory Fees, Net, partially offset by increases of $19.3 million in Other Operating Expenses and $3.2 million in Fee Related Compensation.
Management and Advisory Fees, Net were $487.2 million for the three months ended September 30, 2022, an increase of $66.8 million, compared to $420.3 million for the three months ended September 30, 2021, primarily driven by an increase in Base Management Fees, partially offset by a decrease in Transaction and Advisory Fees, Net. Base Management Fees increased $96.4 million primarily due to (a) the commencement of Strategic Partners IX’s investment period during the three months ended December 31, 2021 and
(b) Fee-Earning
Assets Under Management Growth in BIP. Transaction and Advisory Fees, Net decreased $25.9 million primarily due to deal activity in BXCM.
Other Operating Expenses were $76.1 million for the three months ended September 30, 2022, an increase of $19.3 million, compared to $56.8 million for the three months ended September 30, 2021. The increase was primarily due to travel and entertainment, occupancy and technology related expenses, and professional fees.
Fee Related Compensation was $142.4 million for the three months ended September 30, 2022, an increase of $3.2 million, compared to $139.2 million for the three months ended September 30, 2021. The increase was primarily due to an increase in Base Management Fees on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $182.8 million for the three months ended September 30, 2022, a decrease of $465.7 million, compared to $648.5 million for the three months ended September 30, 2021. The decrease in Net Realizations was attributable to decreases of $679.0 million in Realized Performance Revenues and $39.6 million in Realized Principal Investment Income, partially offset by a decrease of $252.9 million in Realized Performance Compensation.

Realized Performance Revenues were $309.3 million for the three months ended September 30, 2022, a decrease of $679.0 million, compared to $988.3 million for the three months ended September 30, 2021. The decrease was primarily due to lower Realized Performance Revenues in corporate private equity and Tactical Opportunities, partially offset by an increase of Realized Performance Revenues in Strategic Partners.
Realized Principal Investment Income was $38.0 million for the three months ended September 30, 2022, a decrease of $39.6 million, compared to $77.6 million for the three months ended September 30, 2021. The decrease was primarily due to a decrease of Realized Principal Investment Income in corporate private equity.
Realized Performance Compensation was $164.5 million for the three months ended September 30, 2022, a decrease of $252.9 million, compared to $417.4 million for the three months ended September 30, 2021. The decrease was primarily due to the decrease in Realized Performance Revenues.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Segment Distributable Earnings were $1.2 billion for the nine months ended September 30, 2022, a decrease of $570.2 million, compared to $1.8 billion for the nine months ended September 30, 2021. The decrease in Segment Distributable Earnings was attributable to a decrease of $593.8 million in Net Realizations, partially offset by an increase of $23.6 million in Fee Related Earnings.
Fee Related Earnings
Fee Related Earnings were $658.2 million for the nine months ended September 30, 2022, an increase of $23.6 million, compared to $634.6 million for the nine months ended September 30, 2021. The increase in Fee Related Earnings was attributable to an increase of $111.9 million in Management and Advisory Fees, Net, partially offset by increases of $58.2 million in Other Operating Expenses and $29.5 million in Fee Related Compensation.
Management and Advisory Fees, Net were $1.3 billion for the nine months ended September 30, 2022, an increase of $111.9 million, compared to $1.2 billion for the nine months ended September 30, 2021, primarily driven by an increase in Base Management Fees, partially offset by a decrease in Transaction, Advisory and Other Fees, Net and an increase in Management Fee Offsets. Base Management Fees increased $209.1 million primarily due to (a) the commencement of Strategic Partners GP Solutions and Strategic Partners IX’s investment periods during the three months ended June 30, 2021 and the three months ended December 31, 2021, respectively, and
(b) Fee-Earning
Assets Under Management Growth in BIP, partially offset by (c) the end of BXG’s fee holiday during the three months ended March 31, 2021. Transaction, Advisory and Other Fees, Net decreased $60.7 million primarily due to deal activity in BXCM. Management Fee Offsets increased $36.4 million primarily due to the launch of Strategic Partners IX during the three months ended December 31, 2021.
Other Operating Expenses were $227.1 million for the nine months ended September 30, 2022, an increase of $58.2 million, compared to $168.9 million for the nine months ended September 30, 2021. The increase was primarily due to travel and entertainment, occupancy and technology related expenses, and professional fees.
Fee Related Compensation was $446.1 million for the nine months ended September 30, 2022, an increase of $29.5 million, compared to $416.6 million for the nine months ended September 30, 2021. The increase was primarily due to an increase in Base Management Fees on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $566.2 million for the nine months ended September 30, 2022, a decrease of $593.8 million, compared to $1.2 billion for the nine months ended September 30, 2021. The decrease in Net Realizations was attributable to decreases of $108.4 million in Realized Principal Investment Income and $744.7 million in Realized Performance Revenues, partially offset by a decrease of $259.4 million in Realized Performance Compensation.

Realized Principal Investment Income was $112.4 million for the nine months ended September 30, 2022, a decrease of $108.4 million, compared to $220.8 million for the nine months ended September 30, 2021. The decrease was primarily due to the segment’s allocation of the gain recognized in connection with the Pátria sale transaction during the three months ended March 31, 2021.
Realized Performance Revenues were $882.4 million for the nine months ended September 30, 2022, a decrease of $744.7 million, compared to $1.6 billion for the nine months ended September 30, 2021. The decrease was primarily due to lower Realized Performance Revenues in corporate private equity and Tactical Opportunities, partially offset by higher Realized Performance Revenues in Strategic Partners.
Realized Performance Compensation was $428.6 million for the nine months ended September 30, 2022, a decrease of $259.4 million, compared to $688.0 million for the nine months ended September 30, 2021. The decrease was primarily due to a decrease in Realized Performance Revenues.
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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended				Nine Months Ended				September 30, 2022
	September 30,				September 30,				Inception to Date
	2022		2021		2022		2021		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP V	2%	-1%	27%	11%	26%	15%	228%	96%	10%	8%	10%	8%
BCP VI	7%	6%	-2%	-1%	3%	3%	14%	12%	20%	16%	17%	12%
BCP VII	-4%	-4%	7%	6%	-13%	-12%	38%	31%	45%	34%	20%	14%
BCP VIII	-	-1%	n/a	n/a	-1%	-3%	n/a	n/a	n/m	n/m	34%	18%
BEP I	9%	8%	7%	5%	45%	36%	67%	52%	18%	14%	15%	12%
BEP II	2%	2%	7%	7%	28%	27%	50%	48%	6%	1%	11%	8%
BEP III	9%	6%	14%	11%	15%	10%	79%	53%	195%	66%	63%	38%
BCP Asia I	-8%	-7%	53%	47%	-39%	-36%	186%	156%	137%	97%	49%	34%
BCEP I (b)	1%	1%	7%	7%	6%	5%	38%	35%	61%	55%	27%	24%
BCEP II (b)	-	-1%	n/a	n/a	4%	1%	n/a	n/a	n/a	n/a	8%	2%
Tactical Opportunities	-3%	-3%	1%	1%	-2%	-2%	29%	22%	22%	18%	16%	11%
Tactical Opportunities Co-Investment and Other	-2%	1%	6%	6%	-1%	2%	28%	24%	19%	18%	21%	18%
BXG I	-1%	-2%	-5%	-5%	-14%	-14%	71%	65%	n/m	n/m	7%	-
Strategic Partners VI (c)	-6%	-7%	18%	17%	-2%	-3%	49%	45%	n/a	n/a	19%	15%
Strategic Partners VII (c)	-6%	-7%	24%	21%	-1%	-2%	65%	58%	n/a	n/a	25%	20%
Strategic Partners Real Assets II (c)	-1%	-1%	10%	9%	14%	12%	18%	15%	n/a	n/a	20%	16%
Strategic Partners VIII (c)	-2%	-2%	31%	27%	6%	5%	96%	80%	n/a	n/a	54%	43%
Strategic Partners Real Estate, SMA and Other (c)	4%	2%	13%	13%	20%	16%	28%	28%	n/a	n/a	22%	19%
Infra III (c)	3%	2%	n/m	n/m	41%	29%	n/m	n/m	n/a	n/a	97%	58%
BIP	8%	6%	-	-	18%	14%	35%	28%	n/a	n/a	24%	18%
Clarus IV	3%	3%	6%	4%	6%	4%	24%	18%	30%	23%	24%	15%
BXLS V	4%	2%	12%	8%	6%	-1%	30%	9%	18%	9%	17%	2%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.
(b)	BCEP is a core private equity strategy which invests with a more modest risk profile and longer hold period than traditional private equity.
(c)
Realizations are treated as return of capital until fully recovered and therefore inception to date realized returns are not applicable. Returns are calculated from results that are reported on a three month lag from Strategic Partners’ fund financial statements and therefore do not include the impact of economic and market activities in the current quarter.

Funds With Closed Investment Periods
The corporate private equity funds within the Private Equity segment have nine funds with closed investment periods: BCP IV, BCP V, BCP VI, BCP VII, BCOM, BEP I, BEP II, BCEP I and BCP Asia I. As of September 30, 2022, BCP IV was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes, the BCP V “main fund” and
BCP V-AC
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
Hedge Fund Solutions
The following table presents the results of operations for our Hedge Fund Solutions segment:

	Three Months Ended				Nine Months Ended
	September 30,		2022 vs. 2021		September 30,		2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$138,818	$154,884	$(16,066)	-10%	$428,941	$460,661	$(31,720)	-7%
Transaction and Other Fees, Net	581	2,535	(1,954)	-77%	5,500	8,439	(2,939)	-35%
Management Fee Offsets	(57)	(255)	198	-78%	(166)	(516)	350	-68%

Total Management Fees, Net	139,342	157,164	(17,822)	-11%	434,275	468,584	(34,309)	-7%
Fee Related Compensation	(40,895)	(35,092)	(5,803)	17%	(145,993)	(112,580)	(33,413)	30%
Other Operating Expenses	(26,599)	(25,476)	(1,123)	4%	(75,849)	(66,521)	(9,328)	14%

Fee Related Earnings	71,848	96,596	(24,748)	-26%	212,433	289,483	(77,050)	-27%

Realized Performance Revenues	4,430	7,271	(2,841)	-39%	40,540	55,900	(15,360)	-27%
Realized Performance Compensation	(3,237)	(1,443)	(1,794)	124%	(14,320)	(13,977)	(343)	2%
Realized Principal Investment Income	9,460	14,943	(5,483)	-37%	22,831	52,618	(29,787)	-57%

Net Realizations	10,653	20,771	(10,118)	-49%	49,051	94,541	(45,490)	-48%

Segment Distributable Earnings	$82,501	$117,367	$(34,866)	-30%	$261,484	$384,024	$(122,540)	-32%

n/m     Not meaningful.
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Segment Distributable Earnings were $82.5 million for the three months ended September 30, 2022, a decrease of $34.9 million, compared to $117.4 million for the three months ended September 30, 2021. The decrease in Segment Distributable Earnings was attributable to decreases of $24.7 million in Fee Related Earnings and $10.1 million in Net Realizations.

Segment Distributable Earnings in our Hedge Fund Solutions segment in the third quarter of 2022 were lower compared to the third quarter of 2021. This decrease was primarily driven by decreases in Fee Related Earnings and Net Realizations. Strategies across our Hedge Fund Solutions segment navigated a period of significant market volatility caused by high inflation and escalating interest rates to generally outperform the broader market. Despite such a challenging environment adversely impacting the performance of some of the underlying managers in our Hedge Fund Solutions segment, the segment demonstrated significantly less volatility than the broader markets in the third quarter of 2022 and an ability to provide downside protection in a difficult global market environment. Segment Distributable Earnings in the Hedge Fund Solutions segment would likely be negatively impacted by a significant or sustained weak market environment or decline in asset prices, including as a result of concerns over macroeconomic and geopolitical factors such as the war between Russia and Ukraine, or by withdrawal of assets by investors as a result of liquidity needs, performance or other reasons.
To the extent the meaningful equity market volatility experienced in 2022 subsides and markets experience a prolonged period of low volatility, investors may seek to reallocate capital away from traditional hedge fund strategies. Our Hedge Fund Solutions segment operates multiple business lines, manages strategies that are both long and short asset classes and generates a majority of its revenue through management fees. In that regard, the segment’s revenues depend in part on our ability to successfully grow such existing diverse business lines and strategies and to identify and scale new ones to meet evolving investor appetites. In recent years we have shifted the mix of our product offerings to include more products whose performance-based fees represent a more significant proportion of the fees earned from such products than has historically been the case. In addition, although fundraising in our Hedge Fund Solutions segment may be negatively impacted by market turbulence, which may result in a delay in management fees, continued performance relative to the broader markets could contribute to increased inflows in the segment. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “— A period of economic slowdown, which may be across one or more industries, sectors or geographies, has contributed and could in the future contribute to adverse operating performance for certain of our funds’ investments, which would adversely affect our operating results and cash flows” in our Annual Report on Form
10-K
for the year ended December 31, 2021.
Fee Related Earnings
Fee Related Earnings were $71.8 million for the three months ended September 30, 2022, a decrease of $24.7 million, compared to $96.6 million for the three months ended September 30, 2021. The decrease in Fee Related Earnings was primarily attributable to a decrease of $17.8 million in Management Fees, Net and an increase of $5.8 million in Fee Related Compensation.
Management Fees, Net were $139.3 million for the three months ended September 30, 2022, a decrease of $17.8 million, compared to $157.2 million for the three months ended September 30, 2021, primarily due to a decrease in Base Management Fees. Base Management Fees decreased $16.1 million primarily driven by a decrease in
Fee-Earning
Assets Under Management in customized solutions and commingled products.
Fee Related Compensation was $40.9 million for the three months ended September 30, 2022, an increase of $5.8 million, compared to $35.1 million for the three months ended September 30, 2021. The increase was primarily due to changes in compensation accruals.
Net Realizations
Net Realizations were $10.7 million for the three months ended September 30, 2022, a decrease of $10.1 million, compared to $20.8 million for the three months ended September 30, 2021. The decrease in Net Realizations was primarily attributable to decreases of $5.5 million in Realized Principal Investment Income (Loss) and $2.8 million in Realized Performance Revenues, partially offset by an increase of $1.8 million in Realized Performance Compensation.

Realized Performance Revenues were $4.4 million for the three months ended September 30, 2022, a decrease of $2.8 million, compared to $7.3 million for the three months ended September 30, 2021. The decrease was primarily due to lower Realized Performance Revenues in our customized solutions and commingled products.
Realized Principal Investment Income (Loss) was $9.5 million for the three months ended September 30, 2022, a decrease of $5.5 million, compared to $14.9 million for the three months ended September 30, 2021. The decrease was primarily due to lower Realized Principal Investment Income in liquid and specialized solutions.
Realized Performance Compensation was $3.2 million for the three months ended September 30, 2022, an increase of $1.8 million, compared to $1.4 million for the three months ended September 30, 2021. The increase was primarily due to changes in compensation accruals.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Segment Distributable Earnings were $261.5 million for the nine months ended September 30, 2022, a decrease of $122.5 million, compared to $384.0 million for the nine months ended September 30, 2021. The decrease in Segment Distributable Earnings was attributable to decreases of $77.1 million in Fee Related Earnings and $45.5 million in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $212.4 million for the nine months ended September 30, 2022, a decrease of $77.1 million, compared to $289.5 million for the nine months ended September 30, 2021. The decrease in Fee Related Earnings was primarily attributable to a decrease of $34.3 million in Management Fees, Net and an increase of $33.4 million in Fee Related Compensation.
Management Fees, Net were $434.3 million for the nine months ended September 30, 2022, a decrease of $34.3 million, compared to $468.6 million for the nine months ended September 30, 2021, primarily due to a decrease in Base Management Fees. Base Management Fees decreased $31.7 million primarily driven by a decrease in
Fee-Earning
Assets Under Management in customized solutions and commingled products, partially offset by an increase in
Fee-Earning
Assets Under Management in liquid and specialized solutions.
Fee Related Compensation was $146.0 million for the nine months ended September 30, 2022, an increase of $33.4 million, compared to $112.6 million for the nine months ended September 30, 2021. The increase was primarily due to changes in compensation accruals.
Net Realizations
Net Realizations were $49.1 million for the nine months ended September 30, 2022, a decrease of $45.5 million, compared to $94.5 million for the nine months ended September 30, 2021. The decrease in Net Realizations was attributable to decreases of $29.8 million in Realized Principal Investment Income and $15.4 million in Realized Performance Revenues.
Realized Principal Investment Income (Loss) was $22.8 million for the nine months ended September 30, 2022, a decrease of $29.8 million, compared to $52.6 million for the nine months ended September 30, 2021. The decrease was primarily driven by liquid and specialized solutions.
Realized Performance Revenues were $40.5 million for the nine months ended September 30, 2022, a decrease of $15.4 million, compared to $55.9 million for the nine months ended September 30, 2021. The decrease was primarily due to lower Realized Performance Revenues in customized solutions and commingled products, partially offset by increased Realized Performance Revenues in liquid and specialized solutions.

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
The following table presents the return information of the BAAM Principal Solutions Composite:

	Three				Nine				Average Annual Returns (a)
	Months Ended September 30,				Months Ended September 30,				Periods Ended September 30, 2022
	2022		2021		2022		2021		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Principal Solutions Composite (b)	1%	1%	1%	1%	3%	2%	7%	7%	4%	3%	6%	5%	6%	5%	7%	6%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
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

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance Eligible Assets Under Management		Estimated % Above High Water Mark/ Benchmark (a)
	As of September 30,		As of September 30,
	2022	2021	2022	2021

	(Dollars in Thousands)
Hedge Fund Solutions Managed Funds (b)	$48,764,525	$45,560,404	77%	91%

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

(b)
For the Hedge Fund Solutions managed funds, at September 30, 2022, the incremental appreciation needed for the 23% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $846.6 million, an increase of $504.2 million, compared to $342.4 million at September 30, 2021. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks as of September 30, 2022, 61% were within 5% of reaching their respective High Water Mark.

Credit & Insurance
The following table presents the results of operations for our Credit & Insurance segment:

	Three Months Ended				Nine Months Ended
	September 30,		2022 vs. 2021		September 30,		2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$312,663	$197,591	$115,072	58%	$911,697	$526,039	$385,658	73%
Transaction and Other Fees, Net	10,629	8,132	2,497	31%	27,143	19,915	7,228	36%
Management Fee Offsets	(1,323)	(1,884)	561	-30%	(4,107)	(5,146)	1,039	-20%

Total Management Fees, Net	321,969	203,839	118,130	58%	934,733	540,808	393,925	73%
Fee Related Performance Revenues	112,128	37,688	74,440	198%	260,410	66,577	193,833	291%
Fee Related Compensation	(135,420)	(107,865)	(27,555)	26%	(399,799)	(263,059)	(136,740)	52%
Other Operating Expenses	(68,696)	(51,276)	(17,420)	34%	(189,745)	(142,615)	(47,130)	33%

Fee Related Earnings	229,981	82,386	147,595	179%	605,599	201,711	403,888	200%

Realized Performance Revenues	12,459	6,148	6,311	103%	122,175	73,234	48,941	67%
Realized Performance Compensation	(4,992)	(1,145)	(3,847)	336%	(54,487)	(29,532)	(24,955)	85%
Realized Principal Investment Income	46,993	15,820	31,173	197%	76,793	67,285	9,508	14%

Net Realizations	54,460	20,823	33,637	162%	144,481	110,987	33,494	30%

Segment Distributable Earnings	$284,441	$103,209	$181,232	176%	$750,080	$312,698	$437,382	140%

n/m     Not meaningful.
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Segment Distributable Earnings were $284.4 million for the three months ended September 30, 2022, an increase of $181.2 million, or 176%, compared to $103.2 million for the three months ended September 30, 2021. The increase in Segment Distributable Earnings was attributable to increases of $147.6 million in Fee Related Earnings and $33.6 million in Net Realizations.
Segment Distributable Earnings in our Credit & Insurance segment in the third quarter of 2022 were higher compared to the third quarter of 2021, driven by an increase in Fee Related Earnings and an increase in Net Realizations. While public spreads further widened amid market volatility and heightened uncertainty, rising interest rates and solid underlying company performance favorably impacted returns in our private credit strategies. Perpetual capital strategies, including certain private wealth strategies such as BCRED, represent an increasing percentage of our Total Assets Under Management in our Credit & Insurance segment. While in the third quarter we experienced net inflows, market volatility and investor capital constraints led to a decline in inflows and an increase in repurchase requests in our private wealth strategies. A continuation or worsening of this challenging market environment would further adversely affect our net flows, which could potentially be negative to some extent in the near term. We believe the long-term trends, however, remain positive.
In the U.S., rising interest rates and the resulting higher cost of capital has the potential to negatively impact the free cash flow and credit quality of certain borrowers. In addition, rising costs resulting from heightened energy prices and input costs are contributing to margin pressures at certain of our Credit & Insurance segment investments. Such investments would continue to be negatively impacted by a sustained high rate of inflation if they are unable to mitigate margin pressures, especially if concurrent with an increase in their debt service costs. If higher than expected rates of inflation and expected significant interest rate increases in 2022 occur concurrently with a period of economic weakness or a slowdown in growth, portfolio performance in our Credit & Insurance segment may be negatively impacted. Although rising interest rates have the potential to negatively impact the financial performance of certain borrowers, the performance of our credit funds have generally benefitted from rising interest rates as a substantial majority of the portfolio is floating rate. In addition, continued market dislocation may create attractive deployment opportunities, particularly for our private credit strategies as borrowers seek alternative lending sources. Nonetheless, significant market dislocation could limit the liquidity of certain assets traded in the credit markets, and this would impact our funds’ ability to sell such assets at attractive prices or in a timely manner.
In energy, oil and gas prices remained elevated in the third quarter of 2022, in part due to decreased supply as a result of the ongoing war between Russia and Ukraine and heightened global demand. This short-term trend has had a positive impact on our energy portfolio. Beyond this short-term trend, however, increased scrutiny from regulators, investors and other market participants on the climate impact of oil and gas energy investments has weakened long-term market fundamentals for traditional energy. The persistence of these weakened market fundamentals could negatively impact the performance of certain investments in our credit funds, although our funds actively managed exposure to upstream energy through exits of certain investments in 2021. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition” and “— A period of economic slowdown, which may be across one or more industries, sectors or geographies, has contributed and could in the future contribute to adverse operating performance for certain of our funds’ investments, which would adversely affect our operating results and cash flows.” in our Annual Report on Form
10-K
for the year ended December 31, 2021.
Fee Related Earnings
Fee Related Earnings were $230.0 million for the three months ended September 30, 2022, an increase of $147.6 million, or 179%, compared to $82.4 million for the three months ended September 30, 2021. The increase in Fee Related Earnings was primarily attributable to increases of $118.1 million in Management Fees, Net and $74.4 million in Fee Related Performance Revenues, partially offset by increases of $27.6 million in Fee Related Compensation and $17.4 million in Other Operating Expenses.
Management Fees, Net were $322.0 million for the three months ended September 30, 2022, an increase of $118.1 million, compared to $203.8 million for the three months ended September 30, 2021, primarily driven by an increase in Base Management Fees. Base Management Fees increased $115.1 million primarily due to an increase in inflows in BCRED and BIS.
Fee Related Performance Revenues were $112.1 million for the three months ended September 30, 2022, an increase of $74.4 million, compared to $37.7 million for the three months ended September 30, 2021. The increase was primarily due to performance and growth in BCRED, including the expiration of BCRED’s fee holiday during the three months ended September 30, 2021.
Fee Related Compensation was $135.4 million for the three months ended September 30, 2022, an increase of $27.6 million, compared to $107.9 million for the three months ended September 30, 2021. The increase was primarily due to increases in Management Fees, Net and Fee Related Performance Revenues, on which a portion of Fee Related Compensation is based.
Other Operating Expenses were $68.7 million for the three months ended September 30, 2022, an increase of $17.4 million, compared to $51.3 million for the three months ended September 30, 2021. The increase was primarily due to travel and entertainment, occupancy and technology related expenses, and professional fees.

Net Realizations
Net Realizations were $54.5 million for the three months ended September 30, 2022, an increase of $33.6 million, or 162%, compared to $20.8 million for the three months ended September 30, 2021. The increase in Net Realizations was primarily attributable to increases of $31.2 million in Realized Principal Investment Income and $6.3 million in Realized Performance Revenues, partially offset by an increase of $3.8 million in Realized Performance Compensation.
Realized Principal Investment Income was $47.0 million for the three months ended September 30, 2022, an increase of $31.2 million, compared to $15.8 million for the three months ended September 30, 2021. The increase was primarily due to growth in BCRED.
Realized Performance Revenues were $12.5 million for the three months ended September 30, 2022, an increase of $6.3 million, compared to $6.1 million for the three months ended September 30, 2021. The increase was primarily due to increases in our mezzanine opportunistic funds, energy strategies and direct lending separately managed accounts.
Realized Performance Compensation was $5.0 million for the three months ended September 30, 2022, an increase of $3.8 million, compared to $1.1 million for the three months ended September 30, 2021. The increase was primarily due to the increase in Realized Performance Revenues.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Segment Distributable Earnings were $750.1 million for the nine months ended September 30, 2022, an increase of $437.4 million, or 140%, compared to $312.7 million for the nine months ended September 30, 2021. The increase in Segment Distributable Earnings was primarily attributable to increases of $403.9 million in Fee Related Earnings and $33.5 million in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $605.6 million for the nine months ended September 30, 2022, an increase of $403.9 million, or 200%, compared to $201.7 million for the nine months ended September 30, 2021. The increase in Fee Related Earnings was primarily attributable to increases of $393.9 million in Management Fees, Net and $193.8 million in Fee Related Performance Revenues, partially offset by increases of $136.7 million in Fee Related Compensation and $47.1 million in Other Operating Expenses.
Management Fees, Net were $934.7 million for the nine months ended September 30, 2022, an increase of $393.9 million, compared to $540.8 million for the nine months ended September 30, 2021, primarily driven by an increase in Base Management Fees. Base Management Fees increased $385.7 million primarily due to an increase in inflows in BCRED and BIS.
The annualized Base Management Fee Rate increased from 0.56% at September 30, 2021 to 0.62% at September 30, 2022. The increase was primarily due to BCRED management fee holiday ending.
Fee Related Performance Revenues were $260.4 million for the nine months ended September 30, 2022, an increase of $193.8 million, compared to $66.6 million for the nine months ended September 30, 2021. The increase was primarily due to performance and growth in BCRED, including the expiration of BCRED’s fee holiday during the three months ended September 30, 2021.
Fee Related Compensation was $399.8 million for the nine months ended September 30, 2022, an increase of $136.7 million, compared to $263.1 million for the nine months ended September 30, 2021. The increase was primarily due to increases in Management Fees, Net and Fee Related Performance Revenues, on which a portion of Fee Related Compensation is based.

Other Operating Expenses were $189.7 million for the nine months ended September 30, 2022, an increase of $47.1 million, compared to $142.6 million for the nine months ended September 30, 2021. The increase was primarily due to travel and entertainment, occupancy and technology related expenses, and professional fees.
Net Realizations
Net Realizations were $144.5 million for the nine months ended September 30, 2022, an increase of $33.5 million, or 30%, compared to $111.0 million for the nine months ended September 30, 2021. The increase in Net Realizations was attributable to an increase of $48.9 million in Realized Performance Revenues and an increase of $9.5 million in Realized Principal Investment Income, partially offset by an increase of $25.0 million in Realized Performance Compensation.
Realized Performance Revenues were $122.2 million for the nine months ended September 30, 2022, an increase of $48.9 million, compared to $73.2 million for the nine months ended September 30, 2021. The increase was primarily due to higher realized carry interest in our energy strategies and our direct lending separately managed accounts.
Realized Principal Investment Income was $76.8 million for the nine months ended September 30, 2022, an increase of $9.5 million, compared to $67.3 million for the nine months ended September 30, 2021. The increase was primarily due to the segment’s allocation of the gain recognized in connection with the Pátria sale transaction during the three months ended March 31, 2021.
Realized Performance Compensation was $54.5 million for the nine months ended September 30, 2022, an increase of $25.0 million, compared to $29.5 million for the nine months ended September 30, 2021. The increase was primarily due to the increase in Realized Performance Revenues.
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
The following table presents the return information for the Private Credit and Liquid Credit composites:

	Three Months Ended September 30,				Nine Months Ended September 30,				September 30, 2022
	2022		2021		2022		2021		Inception to Date
Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Private Credit (b)(c)	3%	2%	5%	3%	5%	2%	17%	13%	11%	7%
Liquid Credit (b)	1%	1%	1%	1%	-5%	-6%	4%	4%	5%	4%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Allocations, net of tax advances.
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

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance Eligible Assets Under Management		Estimated % Above High Water Mark/ Hurdle (a)
	As of September 30,		As of September 30,
	2022	2021	2022	2021

	(Dollars in Thousands)
Credit & Insurance (b)	$85,164,349	$49,934,469	93%	87%

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

(b)
For the Credit & Insurance managed funds, at September 30, 2022, the incremental appreciation needed for the 7% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles to reach their respective High Water Marks/Hurdles was $2.1 billion, a decrease of $(224.2) million, compared to $2.4 billion at September 30, 2021. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles as of September 30, 2022, 40% were within 5% of reaching their respective High Water Mark.

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

The following table is a reconciliation of Net Income (Loss) Attributable to Blackstone Inc. to Distributable Earnings, Total Segment Distributable Earnings, Fee Related Earnings and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(Dollars in Thousands)
Net Income Attributable to Blackstone Inc.	$2,296	$1,401,895	$1,189,777	$4,458,919
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	37,724	1,315,641	1,061,516	3,667,618
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	(62,093)	486,907	(62,425)	1,305,273
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	25,773	1,550	56,700	2,816

Net Income	3,700	3,205,993	2,245,568	9,434,626
Provision for Taxes	94,231	458,904	614,026	746,707

Net Income Before Provision for Taxes	97,931	3,664,897	2,859,594	10,181,333
Transaction-Related Charges (a)	9,247	59,193	59,721	122,614
Amortization of Intangibles (b)	13,238	17,044	47,326	51,212
Impact of Consolidation (c)	36,320	(488,457)	5,725	(1,308,089)
Unrealized Performance Revenues (d)	771,637	(2,724,366)	2,946,255	(7,886,033)
Unrealized Performance Allocations Compensation (e)	(359,590)	1,193,853	(1,273,849)	3,394,041
Unrealized Principal Investment (Income) Loss (f)	996,105	2,343	1,172,635	(526,249)
Other Revenues (g)	(198,546)	(64,109)	(427,069)	(152,252)
Equity-Based Compensation (h)	190,197	129,254	587,386	394,948
Administrative Fee Adjustment (i)	2,460	2,488	7,421	7,747
Taxes and Related Payables (j)	(184,130)	(156,867)	(686,571)	(381,762)

Distributable Earnings	1,374,869	1,635,273	5,298,574	3,897,510
Taxes and Related Payables (j)	184,130	156,867	686,571	381,762
Net Interest and Dividend Loss (k)	22,850	16,238	38,249	40,367

Total Segment Distributable Earnings	1,581,849	1,808,378	6,023,394	4,319,639
Realized Performance Revenues (l)	(469,009)	(1,497,477)	(3,988,593)	(2,691,738)
Realized Performance Compensation (m)	206,224	619,074	1,652,318	1,108,269
Realized Principal Investment Income (n)	(139,765)	(151,010)	(340,369)	(512,298)

Fee Related Earnings	$1,179,299	$778,965	$3,346,750	$2,223,872

Adjusted EBITDA Reconciliation
Distributable Earnings	$1,374,869	$1,635,273	$5,298,574	$3,897,510
Interest Expense (o)	80,312	51,773	216,339	140,245
Taxes and Related Payables (j)	184,130	156,867	686,571	381,762
Depreciation and Amortization (p)	14,958	12,771	44,918	37,645

Adjusted EBITDA	$1,654,269	$1,856,684	$6,246,402	$4,457,162

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
non-controlling
interests.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(Dollars in Thousands)
GAAP Unrealized Principal Investment Income (Loss)	$(1,069,697)	$183,754	$(1,496,226)	$1,151,904
Segment Adjustment	73,592	(186,097)	323,591	(625,655)

Unrealized Principal Investment Income (Loss)	$(996,105)	$(2,343)	$(1,172,635)	$526,249

(g)	This adjustment removes Other Revenues on a segment basis. The Segment Adjustment represents the removal of certain Transaction-Related Charges.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(Dollars in Thousands)
GAAP Other Revenue	$199,382	$64,187	$427,839	$152,387
Segment Adjustment	(836)	(78)	(770)	(135)

Other Revenues	$198,546	$64,109	$427,069	$152,252

(h)	This adjustment removes Equity-Based Compensation on a segment basis.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(Dollars in Thousands)
Taxes	$163,602	$140,548	$613,201	$337,966
Related Payables	20,528	16,319	73,370	43,796

Taxes and Related Payables	$184,130	$156,867	$686,571	$381,762

(k)
This adjustment removes Interest and Dividend Revenue less Interest Expense on a segment basis. The Segment Adjustment represents (1) the add back of Interest and Dividend Revenue earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of interest expense associated with the Tax Receivable Agreement.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(Dollars in Thousands)
GAAP Interest and Dividend Revenue	$52,420	$35,048	$168,980	$97,477
Segment Adjustment	5,042	487	9,110	2,401

Interest and Dividend Revenue	57,462	35,535	178,090	99,878

GAAP Interest Expense	80,507	52,413	216,896	141,718
Segment Adjustment	(195)	(640)	(557)	(1,473)

Interest Expense	80,312	51,773	216,339	140,245

Net Interest and Dividend Loss	$(22,850)	$(16,238)	$(38,249)	$(40,367)

(l)	This adjustment removes the total segment amount of Realized Performance Revenues.
(m)	This adjustment removes the total segment amount of Realized Performance Compensation.
(n)	This adjustment removes the total segment amount of Realized Principal Investment Income.
(o)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(p)	This adjustment adds back Depreciation and Amortization on a segment basis.

The following tables are a reconciliation of Total GAAP Investments to Net Accrued Performance Revenues. Total GAAP Investments and Net Accrued Performance Revenues consist of the following:

	September 30,
	2022	2021

	(Dollars in Thousands)
Investments of Consolidated Blackstone Funds	$3,828,497	$2,104,705
Equity Method Investments
Partnership Investments	5,566,645	5,303,334
Accrued Performance Allocations	12,938,888	15,063,648
Corporate Treasury Investments	799,016	1,520,426
Other Investments	3,123,102	1,112,082

Total GAAP Investments	$26,256,148	$25,104,195

Accrued Performance Allocations - GAAP	$12,938,888	$15,063,648
Impact of Consolidation (a)	2,412	1
Due from Affiliates - GAAP (b)	154,587	59,669
Less: Net Realized Performance Revenues (c)	(342,922)	(416,336)
Less: Accrued Performance Compensation - GAAP (d)	(5,693,325)	(6,395,903)

Net Accrued Performance Revenues	$7,059,640	$8,311,079

(a)	This adjustment adds back investments in consolidated Blackstone Funds which have been eliminated in consolidation.
(b)	Represents GAAP accrued performance revenue recorded within Due from Affiliates.
(c)	Represents Performance Revenues realized but not yet distributed as of the reporting date and are included in Distributable Earnings in the period they are realized.
(d)	Represents GAAP accrued performance compensation associated with Accrued Performance Allocations and is recorded within Accrued Compensation and Benefits and Due to Affiliates.
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

Total Assets were $40.3 billion as of September 30, 2022, a decrease of $937.1 million, from December 31, 2021. The decrease in Total Assets was principally due to a decrease of $2.2 billion in total assets attributable to consolidated operating partnerships, partially offset by an increase of $1.8 billion in total assets attributable to consolidated Blackstone funds. The decrease in total assets attributable to consolidated operating partnerships was primarily due to a decrease of $3.7 billion in Investments, partially offset by an increase of $1.4 billion in Cash and Cash Equivalents. The decrease in Investments was primarily due to distributions received in real estate and private equity investments. The increase in Cash and Cash Equivalents was primarily due to the issuance of $1.5 billion of notes on January 10, 2022 and
€
500 million of notes on June 1, 2022. The increase in total assets attributable to consolidated Blackstone funds was primarily due to an increase of $1.8 billion in Investments. The increase in Investments was primarily due to the consolidation of five Blackstone funds. The other net variances of the assets attributable to the consolidated operating partnerships and consolidated Blackstone funds were relatively unchanged.
Total Liabilities were $20.5 billion as of September 30, 2022, an increase of $1.0 billion, from December 31, 2021. The increase in Total Liabilities was principally due to an increase of $1.0 billion in total liabilities attributable to consolidated operating partnerships. The increase in total liabilities attributable to the consolidated operating partnerships was primarily due to an increase of $1.5 billion in Loans Payable, partially offset by a decrease of $1.2 billion in Accrued Compensation and Benefits. The increase in Loans Payable was primarily due to the issuance of $1.5 billion of notes on January 10, 2022 and
€
500 million of notes on June 1, 2022. The decrease in Accrued Compensation and Benefits was primarily due to a decrease in performance compensation. The other net variances of the liabilities attributable to the consolidated operating partnerships were relatively unchanged.
Sources and Uses of Liquidity
We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in our businesses, the proceeds from our issuances of senior notes, liquid investments we hold on our balance sheet and access to our $4.1 billion committed revolving credit facility. As of September 30, 2022, Blackstone had $3.5 billion in Cash and Cash Equivalents, $799.0 million invested in Corporate Treasury Investments and $3.1 billion in Other Investments (which included $2.8 billion of liquid investments), against $9.4 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.
On November 3, 2022, Blackstone issued $600 million aggregate principal amount of 5.900% senior notes due November 3, 2027 and $900 million aggregate principal amount of 6.200% senior notes due April 22, 2033. Blackstone intends to use the net proceeds from the sale of the notes for general corporate purposes. For additional information see Note 12. “Borrowings” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing and “— Notable Transactions.”
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
Capital Commitments
Our own capital commitments to our funds, the funds we invest in and our investment strategies as of September 30, 2022 consisted of the following:

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner		Professionals (a)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment

	(Dollars in Thousands)
Real Estate
BREP VI	$750,000	$36,809	$150,000	$12,270
BREP VII	300,000	33,394	100,000	11,131
BREP VIII	300,000	43,060	100,000	14,353
BREP IX	300,000	74,696	100,000	24,899
BREP X	300,000	297,565	100,000	99,188
BREP Europe III	100,000	11,989	35,000	3,996
BREP Europe IV	130,000	24,074	43,333	8,025
BREP Europe V	150,000	26,592	43,333	7,682
BREP Europe VI	130,000	81,097	43,333	27,032
BREP Asia I	50,000	9,950	16,667	3,317
BREP Asia II	70,707	15,966	23,569	5,322
BREP Asia III	79,663	72,204	26,124	24,068
BREDS III	50,000	13,499	16,667	4,500
BREDS IV	50,000	23,167	—	—
BPP	312,725	40,805	—	—
Other (b)	24,090	6,528	—	—

Total Real Estate (c)	3,097,185	811,395	798,026	245,783

continued...

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner		Professionals (a)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment

	(Dollars in Thousands)
Private Equity
BCP V	$629,356	$23,701	$—	$—
BCP VI	719,718	82,829	250,000	28,771
BCP VII	500,000	42,980	225,000	19,341
BCP VIII	500,000	297,404	225,000	133,832
BCP IX	500,000	500,000	225,000	225,000
BEP I	50,000	4,728	—	—
BEP II	80,000	14,633	26,667	4,878
BEP III	80,000	43,269	26,667	14,423
BEP IV	17,545	17,545	5,848	5,848
BCEP I	120,000	27,202	18,992	4,305
BCEP II	160,000	112,276	32,640	22,904
BCP Asia I	40,000	10,428	13,333	3,476
BCP Asia II	100,000	100,000	33,333	33,333
Tactical Opportunities	485,872	222,776	153,967	74,259
Strategic Partners	1,165,991	753,349	161,508	97,832
BIP	281,967	79,204	—	—
BXLS	142,057	102,947	37,353	31,927
BXG	135,001	76,987	44,832	25,651
Other (b)	290,208	29,646	—	—

Total Private Equity (c)	5,997,715	2,541,904	1,480,140	725,780

Hedge Fund Solutions
Strategic Alliance I	50,000	2,033	—	—
Strategic Alliance II	50,000	1,482	—	—
Strategic Alliance III	22,000	9,639	—	—
Strategic Alliance IV	15,000	15,000	—	—
Strategic Holdings I	154,610	27,634	—	—
Strategic Holdings II	50,000	27,125	—	—
Horizon	100,000	27,765	—	—
Dislocation	10,000	8,930	—	—
Other (b)	17,209	7,914	—	—

Total Hedge Fund Solutions	468,819	127,522	—	—

continued...

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner		Professionals (a)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment

	(Dollars in Thousands)
Credit & Insurance
Mezzanine / Opportunistic II	$120,000	$29,197	$110,101	$26,788
Mezzanine / Opportunistic III	130,783	38,898	31,776	9,451
Mezzanine / Opportunistic IV	122,000	99,994	33,757	27,668
European Senior Debt I	63,000	16,508	56,882	14,905
European Senior Debt II	91,858	48,079	25,410	13,308
Stressed / Distressed I	50,000	4,869	27,666	2,694
Stressed / Distressed II	125,000	51,695	119,878	49,576
Stressed / Distressed III	151,000	110,424	32,762	23,959
Energy I	80,000	37,630	75,445	35,487
Energy II	150,000	118,111	26,615	20,956
Credit Alpha Fund	52,102	19,752	50,670	19,209
Credit Alpha Fund II	25,500	12,550	6,289	3,095
Other (b)	267,733	182,090	19,964	3,948

Total Credit & Insurance	1,428,976	769,797	617,215	251,044

Other
Treasury (d)	1,227,017	740,163	—	—

	$12,219,712	$4,990,781	$2,895,381	$1,222,607

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

Borrowings
As of September 30, 2022, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of Blackstone, had issued and outstanding the following senior notes (collectively the “Notes”):

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

$9,360,400

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
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of September 30, 2022 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

	October 1, 2022 to
Contractual Obligations	December 31, 2022	2023-2024	2025-2026	Thereafter	Total

	(Dollars in Thousands)
Operating Lease Obligations (a)	$32,589	$289,062	$298,188	$771,694	$1,391,533
Purchase Obligations	64,419	84,162	12,169	—	160,750
Blackstone Issued Notes and Revolving Credit Facility (b)	—	400,000	882,180	8,078,220	9,360,400
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	45,714	510,684	492,785	3,466,243	4,515,426
Blackstone Funds Debt Obligations Payable	—	—	30,627	—	30,627
Interest on Blackstone Funds Debt Obligations Payable	282	2,259	604	—	3,145
Blackstone Funds Capital Commitments to Investee Funds (d)	198,250	—	—	—	198,250
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (e)	—	156,550	218,086	1,226,522	1,601,158
Unrecognized Tax Benefits, Including Interest and Penalties (f)	—	—	—	—	—
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (g)	4,990,781	—	—	—	4,990,781

Consolidated Contractual Obligations	5,332,035	1,442,717	1,934,639	13,542,679	22,252,070
Blackstone Funds Debt Obligations Payable	—	—	(30,627)	—	(30,627)
Interest on Blackstone Funds Debt Obligations Payable	(282)	(2,259)	(604)	—	(3,145)
Blackstone Funds Capital Commitments to Investee Funds (d)	(198,250)	—	—	—	(198,250)

Blackstone Operating Entities Contractual Obligations	$5,133,503	$1,440,458	$1,903,408	$13,542,679	$22,020,048

(a)
We lease our primary office space and certain office equipment under agreements that expire through 2043. Occupancy lease agreements, in addition to contractual rent payments, generally include additional payments for certain costs incurred by the landlord, such as building expenses, and utilities. To the extent these are fixed or determinable they are included in the table above. The table above includes operating leases that are recognized as Operating Lease Liabilities, short-term leases that are not recorded as Operating Lease Liabilities and leases that have been signed but not yet commenced which are not recorded as Operating Lease Liabilities. The amounts in this table are presented net of contractual sublease commitments and tenant improvement allowances.

(b)
Represents the principal amount due on the senior notes we issued assuming no pre-payments
are made and the notes are held until their final maturity. As of September 30, 2022, we had no outstanding borrowings under our revolver.

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

(e)
Represents obligations by Blackstone’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling
interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s initial public offering (“IPO”) in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the Condensed Consolidated Financial Statements and shown in Note 16. “Related Party Transactions” (see “Part I. Item 1. Financial Statements”) differs to reflect the net present value of the payments due to certain non-controlling
interest holders.

(f)
As of September 30, 2022, there were no Unrecognized Tax Benefits, including Interest and Penalties. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $104.1 million and interest of $32.8 million, therefore, such amounts are not included in the above contractual obligations table.

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
Indemnifications
In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the above contractual obligations table or recorded in our Condensed Consolidated Financial Statements as of September 30, 2022.
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

During the three and nine months ended September 30, 2022, Blackstone repurchased 2.0 million and 3.9 million shares of common stock at a total cost of $196.6 million and $392.0 million, respectively. As of September 30, 2022, the amount remaining available for repurchases under the program was $1.1 billion.
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

With respect to the third quarter of fiscal year 2022, we paid to shareholders of our common stock a dividend of $0.90 per share, aggregating to $3.49 per share of common stock in respect of the nine months ended September 30, 2022. With respect to fiscal year 2021, we paid shareholders aggregate dividends of $4.06 per share.
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

The following table presents information regarding these financial instruments in our Condensed Consolidated Statements of Financial Condition:

		Securities
	Repurchase	Sold, Not Yet
	Agreements	Purchased

	(Dollars in Millions)
Balance, September 30, 2022	$313.1	$26.8
Balance, December 31, 2021	$58.0	$27.8
Nine Months Ended September 30, 2022
Average Daily Balance	$163.9	$27.2
Maximum Daily Balance	$419.5	$27.8
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

The fair value of the investments held by Blackstone Funds is the primary input to the calculation of certain of our management fees, Incentive Fees, Performance Allocations and the related Compensation we recognize. Generally, Blackstone Funds are accounted for as investment companies under the American Institute of Certified Public Accountants Accounting and Auditing Guide,
Investment Companies
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
directors.
Income Tax
For a description of our accounting policy on taxes and additional information on taxes see Note 2. “Summary of Significant Accounting Policies” and Note 13. “Income Taxes” in the “Notes to Condensed Consolidated Financial Statements” in “Part I Item 1.
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
Our predominant exposure to market risk is related to our role as general partner or investment adviser to the Blackstone Funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, performance revenues and investment income. There were no material changes in our market risks as of September 30, 2022 as compared to March 31, 2022 and December 31, 2021. For additional information, refer to our Quarterly Report on Form
10-Q
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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding repurchases of shares of our common stock during the three months ended September 30, 2022:

				Approximate Dollar
		Average	Total Number of Shares	Value of Shares that
	Total Number	Price Paid	Purchased as Part of	May Yet Be Purchased
	of Shares	per	Publicly Announced	Under the Program
Period	Purchased	Share	Plans or Programs (a)	(Dollars in Thousands) (a)
Jul. 1 - Jul. 31, 2022	136,362	$99.51	136,362	$1,291,105
Aug. 1 - Aug. 31, 2022	1,045,448	$102.84	1,045,448	$1,183,588
Sep. 1 - Sep. 30, 2022	818,190	$92.35	818,190	$1,108,032

	2,000,000		2,000,000

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
Item 3.   Defaults Upon Senior Securities
Not applicable.
Item 4.   Mine Safety Disclosures
Not applicable.
Item 5.   Other Information
None.

Item 6.   Exhibits

Exhibit Number	Exhibit Description

4.1	Twenty-Third Supplemental Indenture dated as of November 3, 2022 among Blackstone Holdings Finance Co. L.L.C., Blackstone Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2022).

4.2	Form of 5.900% Senior Note due 2027 (included in Exhibit 4.1 hereto).

4.3	Twenty-Fourth Supplemental Indenture dated as of November 3, 2022 among Blackstone Holdings Finance Co. L.L.C., Blackstone Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2022).

4.4	Form of 6.200% Senior Note due 2033 (included in Exhibit 4.3 hereto).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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
Date: November 4, 2022

Blackstone Inc.

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and
Authorized Signatory)